Form 10-Q
period 1996-04-30
INTUIT INC
filed 1996-06-12
CIK 896878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended APRIL 30, 1996 or

[   ]    Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the transition period from ____________ to
         ____________.

                         COMMISSION FILE NUMBER 0-21180

                                   INTUIT INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                              77-0034661
         (State of incorporation)           (IRS employer identification no.)

                   2535 GARCIA AVENUE, MOUNTAIN VIEW, CA 94043
                    (Address of principal executive offices)

                                 (415) 944-6000
              (Registrant's telephone number, including area code)

   Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ----     ----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                             Outstanding at May 31, 1996
     ----------------------------                ---------------------------
     Common Stock, $.01 par value                       45,337 shares

- -------------------------------------------------------------------------------
FORM 10-Q
INTUIT INC.
INDEX
- -------------------------------------------------------------------------------

PART I   FINANCIAL INFORMATION                                            PAGE
                                                                         NUMBER

ITEM 1:  Financial Statements

         Condensed Consolidated Balance Sheets as of
           July 31, 1995 and April 30, 1996...............................    3

         Condensed Consolidated Statements of Operations for
           the three and nine months ended April 30, 1995 and 1996........    4

         Condensed Consolidated Statements of Cash Flows for
           the nine months ended April 30, 1995 and 1996..................    5

         Notes to Condensed Consolidated Financial
           Statements.....................................................    6

ITEM 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................   12

PART II  OTHER INFORMATION

ITEM 1:  Legal Proceedings................................................   25

ITEM 6:  Exhibits and Reports on Form 8-K.................................   26

Signatures  ..............................................................   27

- -------------------------------------------------------------------------------
PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------
INTUIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts;  unaudited)
- -------------------------------------------------------------------------------

                                                             JULY 31,          APRIL 30,
                                                               1995              1996
                                                         ----------------  -------------
ASSETS
   CURRENT ASSETS
      Cash and cash equivalents                              $  76,298        $  33,434
      Short-term investments                                   121,477          186,092
      Accounts receivable, net                                  38,975           72,491
      Inventories                                                6,576            5,829
      Prepaid expenses                                           4,416            8,971
      Deferred income tax asset                                 23,785           23,880
                                                             ---------        ---------
           Total current assets                                271,527          330,697

   Property and equipment, net                                  49,877           95,537
   Goodwill, net                                                46,111           22,560
   Purchased intangibles and other assets, net                  31,090           22,430
                                                             ---------        ---------
TOTAL ASSETS                                                 $ 398,605        $ 471,224
                                                             =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
      Accounts payable                                       $  21,507        $  44,012
      Accrued compensation and related liabilities              15,426           11,424
      Deferred revenue                                           9,251           13,007
      Income taxes payable                                       9,607            8,651
      Other accrued liabilities                                 51,455           79,846
                                                             ---------        ---------
           Total current liabilities                           107,246          156,940

   Long term deferred income tax liability                       2,190            2,547
   Notes payable and other long term liabilities                 8,770            7,158
                                                             ---------        ---------
TOTAL LIABILITIES                                              118,206          166,645
                                                             ---------        ---------

STOCKHOLDERS' EQUITY
   Convertible preferred stock, $.01 par value
     Authorized - 3,000 shares, issued and outstanding - none      --               --
   Common stock, $.01 par value
     Authorized - 60,000 shares and 250,000 shares, respectively
     Issued and outstanding - 44,517 and 45,318, respectively      445              453
   Additional paid-in capital                                  490,698          514,192
   Deferred compensation                                           (30)              (7)
   Cumulative translation adjustment                               205             (310)
   Accumulated deficit                                        (210,919)        (209,749)
                                                              --------        ---------
     Total stockholder's equity                                280,399          304,579
                                                              --------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 398,605        $ 471,224
                                                             =========        =========

================================================================================
See accompanying notes to condensed consolidated financial statements.

- --------------------------------------------------------------------------------
INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)
- --------------------------------------------------------------------------------

                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             APRIL 30,                        APRIL 30,
                                                      ------------------------        -----------------------
                                                        1995           1996              1995          1996
                                                     ----------     ----------        ----------    ---------


NET REVENUE                                          $ 104,798       $ 136,453       $ 346,756      $ 461,808

COSTS AND EXPENSES

    Cost of goods sold:
      Product                                           26,974          37,595          87,293        117,393
      Amortization of purchased software                 1,476             608          10,191          2,258

    Customer service and technical support              19,856          28,467          58,961         89,657
    Selling and marketing                               28,259          35,360          87,562        116,894
    Research and development                            15,095          18,744          41,267         58,108
    General and administrative                           5,291           7,538          18,553         27,540
    Charge for purchased research
       and development                                      --              --          44,008             --
    Other acquisition costs, including
       amortization of goodwill and
       purchased intangibles                            10,291          10,701          29,869         32,068
                                                      --------        --------       ---------      ---------

    Total costs and expenses                           107,242         139,013         377,704        443,918
                                                       -------         -------         -------        -------

Income (loss) from operations                           (2,444)         (2,560)        (30,948)        17,890
Interest and other income and
    expense, net                                           738           2,019           1,870          5,390
                                                     ---------       ---------       ---------      ---------

Income (loss) before income taxes                       (1,706)           (541)        (29,078)        23,280

Income tax provision (benefit)                           2,089            (233)         13,787         22,000
                                                    ----------       ---------       ---------      ---------

NET INCOME (LOSS)                                   $   (3,795)     $     (308)      $ (42,865)     $   1,280
                                                    ==========      ==========       =========      =========

NET INCOME (LOSS) PER SHARE                         $    (0.09)     $    (0.01)      $   (1.05)     $    0.03
                                                    ==========      ==========       =========      =========

Shares used in computing per share amounts              41,533          45,229          40,920         47,425
                                                    ==========      ==========       =========      =========

See accompanying notes to condensed consolidated financial statements.

- --------------------------------------------------------------------------------
INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS
(In thousands, unaudited)
- --------------------------------------------------------------------------------

                                                                                  NINE MONTHS ENDED
                                                                                      APRIL  30,
                                                                             --------------------------
                                                                                1995              1996

- --------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                                                          $(42,865)           $1,280
  Adjustment to reconcile net income (loss) to net cash
    provided by operating activities:
       Charge for purchased research and development                           44,008                --
       Amortization of goodwill and other intangible assets                    40,060            33,500
       Depreciation                                                             9,432            15,222
       Changes in assets and liabilities:
          Accounts receivable                                                 (30,359)          (33,516)
          Inventories                                                          (3,257)              747
          Prepaid expenses                                                        395            (4,555)
          Current and deferred income taxes, net                               (1,480)              262
          Accounts payable                                                      6,824            22,505
          Accrued compensation and related liabilities                          1,265            (4,002)
          Accrued acquisition liabilities                                      (9,330)           (5,351)
          Other accrued liabilities                                            36,036            33,117
          Deferred revenue                                                     (2,401)            3,756
          Income taxes payable                                                  8,057            13,105
                                                                             --------          --------
              Net cash provided by operating activities                        56,385            76,070
- --------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of property and equipment                                          (26,721)          (60,881)
  Payment for acquisitions, net of cash acquired                              (26,284)               --
  Decrease (increase) in purchased intangibles and other assets                 1,802            (1,290)
  Purchase of short-term investments                                          (60,692)         (179,540)
  Sales and maturities of short-term investments                               66,125           114,925
                                                                             --------          --------
              Net cash used in investing activities                           (45,770)         (126,786)
- --------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from long term debt                                                  5,230                --
  Principal payments on long term debt                                           (141)           (1,612)
  Proceeds from issuance of common stock                                        4,386             9,464
                                                                             --------          --------
              Net cash provided by financing activities                         9,475             7,852
- --------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           20,090           (42,864)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               22,843            76,298
                                                                             --------          --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 42,933          $ 33,434
========================================================================================================
SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Income taxes paid                                                         $  4,140          $  8,363
========================================================================================================

See accompanying notes to condensed consolidated financial statements.

- --------------------------------------------------------------------------------
INTUIT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Company

         Intuit Inc. ("Intuit" or the "Company") develops, markets and supports personal finance, small business accounting, tax preparation and other consumer software products, and related electronic services and supplies that enable individuals, professionals and small businesses to automate commonly performed financial tasks. Intuit's products assist users to organize, understand and manage their financial lives.

         Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of the Company for the three and nine month periods ended April 30, 1995 and 1996 have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the operating results and cash flows for those periods. These condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the fiscal year ended July 31, 1995 included in the Company's Form 10-K dated October 27, 1995 as amended on November 22, 1995.

         Principles of Consolidation

         The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         Net Revenue

         Revenue is generally recognized at the time of product shipment or delivery of electronic or other services, net of allowances for estimated future returns and for excess quantities in distribution channels, provided that no significant vendor obligations exist and collections of accounts receivable are probable. Reserves are provided for quantities of current product versions that are considered excess and for inventories of all previous versions of products at the time new product versions are introduced. Advance payments are recorded as deferred revenue until the products are shipped or services are provided. Rebate costs are provided at the time revenue is recognized. The Company provides warranty reserves at the time revenue is recognized for the estimated cost of replacing defective products.

         Customer Service and Technical Support

         Customer service and technical support costs include order processing, customer inquiries and telephone assistance. The costs of post contract customer support are included in customer service and technical support expenses and are not included in cost of goods sold.

         Cash Equivalents and Short-Term Investments

         The Company considers all highly liquid investments purchased with a maturity of three months or less at date of acquisition to be cash equivalents. Short-term investments generally mature within two years of purchase. Gross realized and unrealized gains and losses are not material.

         The following is a summary of the estimated fair value of short-term investments, all of which are classified as available-for-sale securities, at July 31, 1995 and April 30, 1996. The securities are carried at amortized cost which approximates fair value, and therefore, there are no unrealized gains or losses recorded to stockholders' equity.

                                            July 31, 1995        April 30, 1996
                                            -------------        --------------
                                                       (in thousands)

         Municipal bonds                     $    82,842          $    86,425
         Commercial paper                         32,681               19,827
         U.S. Government securities                5,954               64,711
         Certificates of deposit and other            --               15,129
                                             -----------          -----------

                                             $   121,477          $   186,092
                                             ===========          ===========

         Short-term investments generally mature within two years or less. Total cash, cash equivalents and short-term investments at July 31, 1995 and April 30, 1996 were $197,775 and $219,526, respectively.

         Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist primarily of materials used in software products and related supplies and packaging materials.

         Goodwill and Intangible Assets

         The excess cost over the fair value of net assets acquired (goodwill) is amortized on a straight-line basis over periods generally not exceeding three years. The cost of identified intangible assets is amortized on a straight-line basis over periods from one to ten years. The carrying value of goodwill and intangible assets is reviewed on a regular basis for the existence of facts or circumstances both internally and externally that may suggest impairment. To date no such impairment has been indicated. Should there be an impairment in the future, the Company will measure the amount of the impairment based on expected future cash flows from the impaired assets. The cash flow estimates that will be used will be based on management's best estimates, using appropriate and customary assumptions and projections at the time.

                                                        Net Balance at
     Description              Life in Years     July 31, 1995   April 30, 1996
     -----------              -------------     -------------   --------------
                                                        (in thousands)

     Goodwill                   2- 3               $ 46,111           $ 22,560
     Customer lists             3- 5                 13,286              8,535
     Covenant not to compete       5                  6,058              4,700
     Purchased technology       1- 5                  3,028              2,263
     Other intangibles          2-10                  5,895              3,827

         Other intangibles include such items as trade names, logos and other identified intangible assets.

         Stockholders' Equity

         On July 20, 1995, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a 100% stock dividend which was distributed on August 21, 1995 to shareholders of record on August 4, 1995. All references in the financial statements to number of shares and per share amounts of the Company's common stock have been restated.

         Reclassifications

         Certain previously reported amounts have been reclassified to conform to the current presentation format.

2.       OTHER ACCRUED LIABILITIES

                                                                                 July 31,         April 30,
                                                                                   1995             1996
                                                                                 --------         --------
                                                                                      (in thousands)

     Reserve for returns and exchanges                                           $29,197          $52,989
     Acquisition-related items, including deferred acquisition costs               9,009            3,658
     Rebates                                                                       1,974            6,131
     Other accruals                                                               11,275           17,068
                                                                                 -------          -------
                                                                                 $51,455          $79,846
                                                                                 =======          =======

3.       ACQUISITIONS

         On December 12, 1993, the Company completed its acquisition of ChipSoft, Inc. ("ChipSoft"), which was treated as a purchase for accounting purposes. The total purchase price of $306.4 million in common stock, stock options, and acquisition costs ($255.3 million net of tangible assets acquired) was allocated $150.5 million to in-process research and development, $33.5 million to intangible assets, and $82.3 million to goodwill, including approximately $11.0 million relating to the tax effecting of identified intangibles.

         On September 27, 1994, the Company completed its acquisition of Parsons Technology, Inc. ("Parsons"), which was treated as a purchase for accounting purposes. Under the terms of the agreement, the Company paid approximately $28.8 million in cash and issued approximately 1,800,000 shares of the Company's common stock to Parsons' stockholders at the date of the acquisition. In the first quarter of fiscal 1996, the Company paid an additional $2.7 million in cash as additional purchase price. The total purchase price of approximately $67.3 million, which, in addition to the above amounts, includes 138,038 shares of common stock to be paid for certain non-competition agreements, was allocated $44.0 million to in-process research and development, $14.0 million to intangible assets and $9.9 million to goodwill. The amount allocated to in-process research and development was written-off in the first quarter of fiscal 1995.

         On June 8, 1995, the Company completed its acquisition of Personal News, Inc. ("PNI"), a developer of technology to provide on-line investment research data. The acquisition, which was accounted for as a purchase, had an aggregate purchase price of approximately $10.4 million in common stock and acquisition costs. Of the purchase price, $8.5 million was allocated to in-process research and development; $183,000 to identified intangible assets and $166,000 to goodwill. The amount of the purchase price allocated to in-process research and development was charged to the Company's operations at the time of the acquisition. In addition to the in-process research and development charge, the Company incurred acquisition-related charges of $1.6 million in the fourth quarter of fiscal 1995 related to the termination of a conflicting license agreement.

         The unaudited pro forma results of operations of the Company for the three and nine month periods ended April 30, 1995 assuming the Parsons and Personal News acquisitions had occurred on August 1, 1993, on the bases described above with all material intercompany transactions eliminated are as follows:

                                                 Three Months Ended                 Nine Months Ended
                                                   April 30, 1995                     April 30, 1995
                                                  ---------------                     --------------
                                                 (In thousands, except per share amounts, unaudited)
         Net revenue...........................     $  104,799                          $ 354,161
         Net income (loss).....................         (3,694)                               351
         Net income per common share...........     $    (0.09)                         $    0.01

         The pro forma results reflect amortization of acquired software, goodwill and other intangible assets. The unaudited pro forma information is not necessarily indicative of the actual results of operations had the transactions occurred at the beginning of the periods indicated, nor should it be used to project the Company's results of operations for any future dates or periods.

         In April 1994, the Company acquired certain assets of Best Programs, Inc.'s (Best) professional tax preparation business for an initial purchase price of $6.5 million in cash. An additional annual cash "earn out" payment may become due to Best, depending on the number of Best customers who purchase the Company's professional tax products by April 1996. The acquisition agreement limits this payment to $7.5 million; however, the Company expects the actual payment will be significantly less than this amount. Of the purchase price, $5.8 million was allocated to intangible assets.

         In July 1994, the Company completed its acquisition of National Payment Clearinghouse, Inc. ("NPC"), for consideration of $7.6 million in common stock and cash. NPC (now named Intuit Services Corporation or "ISC") provides electronic banking, bill payment and stock quote retrieval services to consumers via their modems and personal computers. The acquisition was treated as a purchase for accounting purposes. Of the purchase price, $1.4 million was allocated to in-process research and development, $6.0 million to intangible assets, and $2.1 million to goodwill.

         On June 8, 1995, the Company acquired certain assets of Mysterious Pursuits Pty Ltd. ("MP") for consideration of approximately $1.1 million. MP, an Australian company, was the Company's outside developer of tax software for the Australian, German and the United Kingdom markets. The purchase price of $1.1 million was allocated to identified intangible assets.

         Pro forma information related to the purchase acquisitions of Best, ISC and MP has not been presented due to immateriality. Results of all companies acquired in purchase transactions are included in operations from the date of their respective acquisitions.

         On January 2, 1996, the Company completed its acquisition of Milkyway KK, ("MW" or "Milkyway") a provider of PC-based financial software in Japan. The transaction was treated as a pooling of interests for accounting purposes. In addition to the issuance of 650,000 shares of Intuit common stock, the Company recorded acquisition related expenses of $0.6 million for legal and other professional fees in the second quarter of fiscal 1996. All financial information has been restated to reflect the combined operations of Intuit and MW.

         The table below sets forth the net revenue and net income related to the operations of Milkyway prior to the acquisition date of January 2, 1996.



                                           Nine Months Ended
                                                April 30,
                                         ----------------------
                                           1995          1996
                                        ----------     ---------
                                       (in thousands, unaudited)

         Net revenue:
              Intuit                     $ 329,869      $ 447,298
              Milkyway                      16,887         14,510
                                         ---------      ---------
                                         $ 346,756      $ 461,808
                                         =========      =========

         Net income (loss):
              Intuit                    $  (43,037)      $    (32)
              Milkyway                         172          1,312
                                        ----------       --------
                                        $  (42,865)      $  1,280
                                        ==========       ========

         On November 8, 1995 the Company announced that it had entered into an agreement to acquire GALT Technologies, Inc. ("GALT"), a provider of mutual fund information on the Internet. The acquisition is intended to be structured as a pooling of interests for accounting purposes. The transaction is required to be closed by September 30, 1996. Upon the closing of the transaction, GALT's shareholders will be issued shares of the Company's common stock in an amount to be determined by a formula which was valued at approximately $9 million at the time of the signing. GALT's net revenue for the current fiscal year is projected to be less than $3 million.

         Consistent with the Company's test for internally developed software, the Company determined the amounts to be allocated to developed and in-process technology based on whether technological feasibility had been achieved and whether there was any alternative future use for the technology. Due to the absence of detailed program designs, evidence of technological feasibility was established through the existence of a completed working model at which point functions, features and technical performance requirements can be demonstrated. As of the date of the acquisitions, the Company concluded that the in-process technology had no alternative future use after taking into consideration the potential for usage of the software in different products, resale of the software and internal usage.

4.       INCOME TAXES

         Income taxes have been computed in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The provision for income taxes was computed by applying the estimated annual effective tax rate to recurring operations and amortization of intangible assets, exclusive of the write-off of in-process research and development and the amortization of goodwill.

5.       LITIGATION

         On August 23, 1995, Interactive Gift Express, Inc. filed a patent infringement suit in the United States District Court for the Southern District of New York against the Company and seventeen other defendants alleging infringement of U.S. Patent No. 4,528,643. The complaint does not specify which products of the Company allegedly infringe the patent, and further does not indicate which claims of the patent are allegedly infringed. After further investigation and review of its products, the Company believes that the complaint is without merit and intends to defend the litigation vigorously. See Part II, Item 1 - Legal Proceedings.

6.       SUBSEQUENT EVENT

         On May 29, 1996, the Company announced that it had entered an agreement to purchase Interactive Insurance Services ("IIS"), a developer of an Internet based system designed to allow consumers to obtain personalized insurance information from national insurance carriers via the World Wide Web. The acquisition was completed in June 1996 with the issuance of approximately 172,000 shares of Intuit common stock to IIS shareholders. The transaction will be treated as a purchase for accounting purposes and fourth quarter 1996 results are expected to include a one-time charge of approximately $7 million to $8 million for the expensing of in-process research and development.

- --------------------------------------------------------------------------------
ITEM 7
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS

The following discussion contains forward-looking statements that are subject to risks and uncertainties. There are several important factors that could cause actual results to differ materially from those anticipated by the forward-looking statements contained in the following discussion. Such factors include, but are not limited to, the growth rates of certain market segments, the positioning of the Company's products in those segments, retail sell-through of tax preparation products, the possibility of calculation errors or other "bugs" in the Company's software products, variations in the cost of, and demand for, customer service and technical support, shifts in retail demand for personal finance and other products, price pressures and the competitive environment in the consumer and small business software industry, the Company's ability to manage its businesses in a rapidly changing environment, the emergence of the electronic financial marketplace, the cost of implementing the Company's electronic financial services strategy, consumer acceptance of on-line financial service offerings, the Company's ability to establish strategic relationships with financial institutions and processors of financial information, the emergence of competition from these entities as well as from other software companies, changes in laws which may govern any of these products or services, the timing and consumer acceptance of new product releases and services including current users' willingness to upgrade from older versions of the Company's products, the consummation of planned acquisitions, the Company's ability to integrate acquired operations into its existing business and the Company's ability to penetrate international markets and manage its international operations. Additional information on these and other risk factors which could affect the Company's financial results is included in the Company's fiscal year 1995 Annual Report to Stockholders and Form 10-K, as amended, on file with the Securities and Exchange Commission.

OVERVIEW

The Company experienced substantial revenue growth in the three and nine months ended April 30, 1996 both through internally generated growth as well as through acquisitions. The second and third fiscal quarters have historically been, and continue to be, the Company's strongest quarters in terms of both revenue and profitability because of the seasonal shipments of tax return preparation products during these periods, with the second quarter typically being the strongest. Including revenue from Milkyway, which was acquired in a pooling of interests transaction in January 1996, PNI, which was acquired in June 1995, and Parsons, which was acquired in September 1994 (see below), net revenue increased 30% and 33% from $104.8 million and $346.8 million in the three and nine month periods ended April 30, 1995, respectively, to $136.5 million and $461.8 million in the three and nine month periods ended April 30, 1996, respectively. On a pro forma basis assuming that the Parsons and PNI acquisitions had occurred at the beginning of fiscal 1995, net revenue grew 30% from $104.8 million and $354.2 million in the three and nine month periods ended April 30, 1995, respectively, to $136.5 million and $461.8 million in the three and nine month periods ended April 30, 1996, respectively.

With respect to quarterly results, it should be noted that the Company's net revenue varies significantly by quarter due to seasonality in consumer buying patterns, particularly with respect to the Company's sales of personal and professional tax return preparation products, the sales of which are mostly compressed into the November through March time frame, as well as the timing of new and upgrade product releases. Introductions of new versions of products tend to stimulate higher sales in the period of initial release as experienced by the Company with its personal finance upgrade releases in the first fiscal quarters of 1995 and 1996, and its business finance releases in the fourth quarter of fiscal 1995 and second quarter of fiscal 1996, followed by slower sales in the following quarters.

ACQUISITIONS

On December 12, 1993, the Company completed its acquisition of ChipSoft, which was treated as a purchase for accounting purposes. The total purchase price of $306.4 million in common stock, stock options, and acquisition costs ($255.3 million net of tangible assets acquired) was allocated $150.5 million to in-process research and development, $33.5 million to intangible assets, and $82.3 million to goodwill, including approximately $11.0 million relating to the tax effecting of identified intangibles.

In April 1994, the Company acquired certain assets of Best's professional tax preparation business for an initial purchase price of $6.5 million in cash. An additional annual cash "earn out" payment may become due to Best, depending on the number of Best customers who purchase the Company's professional tax products by April 1996. The acquisition agreement limits this payment to $7.5 million; however, the Company expects the actual payment will be significantly less than this amount. Of the purchase price, $5.8 million was allocated to intangible assets.

In July 1994, the Company completed its acquisition of ISC, for consideration of $7.6 million in common stock and cash. ISC provides electronic banking back-end processing services, bill payment, stock quote retrieval services and access to Intuit's web site for consumers via their modems and personal computers. The acquisition was treated as a purchase for accounting purposes. Of the purchase price, $1.4 million was allocated to in-process research and development, $6.0 million to intangible assets, and $2.1 million to goodwill.

On September 27, 1994, the Company completed its acquisition of Parsons, which was treated as a purchase for accounting purposes. Under the terms of the agreement, the Company paid approximately $28.8 million in cash and issued approximately 1,800,000 shares of the Company's common stock to Parsons' stockholders at the date of the acquisition. In the first quarter of fiscal 1996, the Company paid an additional $2.7 million in cash as deferred compensation. The total purchase price of approximately $67.3 million, which, in addition to the above amounts, includes 138,039 shares of common stock to be paid for certain non-competition agreements, was allocated $44.0 million to in-process research and development, $14.0 million to intangible assets and $9.9 million to goodwill. The amount allocated to in-process research and development was written-off in the first quarter of fiscal 1995.

On June 8, 1995, the Company completed its acquisition of PNI, a developer of technology to provide on-line investment research data. The acquisition, which was accounted for as a purchase, had an aggregate purchase price of approximately $10.4 million in common stock and acquisition costs. Of the purchase price, $8.5 million was allocated to in-process research and development; $183,000 to identified intangible assets and $166,000 to goodwill. The amount of the purchase price allocated to in-process research and development was charged to the Company's operations at the time of the acquisition. In addition to the in-process research and development charge, the Company incurred acquisition-related charges of $1.6 million in the fourth quarter of fiscal 1995 related to the termination of a conflicting license agreement.

On June 8, 1995, the Company acquired certain assets of MP for consideration of approximately $1.1 million. MP, an Australian company, was the Company's outside developer of tax software for the Australian, German and United Kingdom markets. The purchase price of $1.1 million was allocated to identified intangible assets.

On January 2, 1996, the Company completed its acquisition of MW, which was treated as a pooling of interests transaction for accounting purposes. MW is a provider of PC-based financial software in Japan. In addition to the issuance of 650,000 shares of Intuit common stock, the Company recorded acquisition related expenses of $0.6 million for legal and other professional fees.

On November 8, 1995 the Company announced that it had entered into an agreement to acquire GALT, a provider of mutual fund information on the Internet. The acquisition is intended to be structured as a pooling of interests for accounting purposes. The transaction is required to be closed by September 30, 1996. Upon the closing of the transaction, GALT's shareholders will be issued shares of the Company's common stock in an amount to be determined by a formula which was valued at approximately at approximately $9 million at the time of the signing. GALT's net revenue for the current fiscal year is projected to be less than $3 million.

On May 29, 1996, the Company announced that it had entered an agreement to purchase IIS, a developer of an Internet based system designed to allow consumers to obtain personalized insurance information from national insurance carriers via the World Wide Web. The acquisition was completed in June 1996 with the issuance of approximately 172,000 shares of Intuit common stock to IIS shareholders. The transaction will be treated as a purchase for accounting purposes and fourth quarter 1996 results are expected to include a one-time charge of approximately $7 million to $8 million for the expensing of in-process research and development.

Consistent with the Company's test for internally developed software, the Company determined the amounts to be allocated to developed and in-process technology based on whether technological feasibility had been achieved and whether there was any alternative future use for the technology. Due to the absence of detailed program designs, evidence of technological feasibility was established through the existence of a completed working model at which point functions, features and technical performance requirements can be demonstrated. As of the date of the acquisitions, the Company concluded that the in-process technology had no alternative future use after taking into consideration the potential for usage of the software in different products, resale of the software and internal usage.

Acquisition related costs reduced net income by approximately $7.0 million and $34.4 million for the three and nine month periods ended April 30, 1996, respectively, and by $10.0 million and $77.0 million for the three and nine month periods ended April 30, 1995, respectively. Including only those acquisitions consummated by April 30, 1996, and assuming no impairment of value causing an acceleration of amortization, the negative effect of future amortization on net income is anticipated to be approximately $37.4 million, $17.4 million, $3.1 million, and $1.2 million for the years ended July 31, 1996 through 1999, respectively. Because of the high levels of non-cash amortization expense arising from the various acquisitions discussed above, the Company may report significant losses in the fiscal year ending July 31, 1996 and future periods.

Although the Company believes the acquisitions discussed above were in the best interests of the Company and its stockholders, there are significant risks associated with those acquisitions, which have expanded the Company's size, product lines, personnel and geographic locations. The Company's ability to integrate and organize these new businesses and successfully manage its growth will necessitate improvements in its operational, financial and management information systems. Although the Company has taken steps to improve its internal processes, it has experienced significant operational difficulties in its order entry and shipping systems and in providing technical support to customers in the past, and there is no assurance that similar problems will not occur in the future or that they will not have a material adverse effect on the Company's results of operations.

RESULTS OF OPERATIONS

Set forth below are certain consolidated statement of operations data (unaudited) as well as such data as a percentage of net revenue for the three and nine month periods ended April 30, 1995 and 1996. Results of operations include MW for all periods presented, but include Parsons and PNI only from their respective acquisition dates of September 27, 1994 and June 8, 1995.

                                                                         THREE MONTHS ENDED APRIL 30,
                                                              --------------------------------------------------
                                                                      1995                       1996
                                                              -----------------------    -----------------------
                                                              Dollars    % of Revenue    Dollars    % of Revenue
                                                              -------    ------------    -------    ------------
                                                                              (Dollars in millions)

Net revenue:
    Software and services                                       $88.6          85%         $115.0          84%
    Supplies                                                     16.2          15            21.5          16
                                                                -----       -----           -----       -----
                                                                104.8         100           136.5         100
Costs and expenses:
    Cost of goods sold:
        Product                                                  27.0          26            37.6          28
        Amortization of purchased software                        1.5           1             0.6          --
    Customer service and technical support                       19.8          19            28.5          21
    Selling and marketing                                        28.2          27            35.4          26
    Research and development                                     15.1          14            18.7          14
    General and administrative                                    5.3           5             7.5           5
    Other acquisition costs, including amortization
        of goodwill and purchased intangibles                    10.3          10            10.7           8
                                                               ------       -----           -----       -----
Total costs and expenses                                        107.2         102           139.0         102
                                                                -----       -----           -----        ----

Loss from operations                                             (2.4)         (2)           (2.5)         (2)
Interest and other income and expense, net                        0.7          --             2.0           2
                                                               ------      ------          ------       -----

Loss before income taxes                                         (1.7)         (2)           (0.5)         --
Income tax provision (benefit)                                    2.1           2            (0.2)         --
                                                               ------       ------         ------       -----

Net loss                                                      $  (3.8)         (4)%       $  (0.3)         --%
                                                               ======       =====          ======       =====

                                                                         NINE MONTHS ENDED APRIL 30,
                                                              -------------------------------------------------
                                                                      1995                       1996
                                                              -------------------------------------------------
                                                               Dollars   % of Revenue     Dollars  % of Revenue
                                                              --------   ------------     -------  ------------
                                                                             (Dollars in millions)

Net revenue:
    Software and services                                      $302.3          87%         $405.6          88%
    Supplies                                                     44.5          13            56.2          12
                                                                -----       -----           -----        ----
                                                                346.8         100           461.8         100
Costs and expenses:
    Cost of goods sold:
        Product                                                  87.3          25           117.4          25
        Amortization of purchased software                       10.2           3             2.2           1
    Customer service and technical support                       59.0          17            89.7          19
    Selling and marketing                                        87.5          25           116.9          25
    Research and development                                     41.3          12            58.1          13
    General and administrative                                   18.5           5            27.5           6
    Charge for purchased research and development                44.0          13            --            --
    Other acquisition costs, including amortization
        of goodwill and purchased intangibles                    29.9           9            32.1           7
                                                               ------      ------           -----       -----
Total costs and expenses                                        377.7         109           443.9          96
                                                                -----       -----           -----       -----

Income (loss) from operations                                   (30.9)         (9)           17.9           4
Interest and other income and expense, net                        1.8           1             5.4           1
                                                               ------      ------          ------       -----

Income (loss) before income taxes                               (29.1)         (8)           23.3           5
Income tax provision                                             13.8           4            22.0           5
                                                               ------      ------           -----       -----

Net income (loss)                                             $ (42.9)        (12)%        $  1.3          --%
                                                               ======       ======          =====       =====

Net revenue

Net revenue for the three and nine month periods ended April 30, 1996 increased over the comparable periods of fiscal 1995 by 30% and 33%, respectively. This increase resulted primarily from higher sales of both personal and professional versions of the Company's tax preparation products, and to a lesser extent, the release of new and upgraded versions of small business finance products such as QuickBooks 4.0, QuickBooks Pro and Kobanto in Japan, including "deluxe" and CD-ROM versions of certain products, which resulted in greater unit sales. Many of the Company's ProTax customers have also upgraded to higher priced Power Tax products, which contributed to the increase in net revenue over the prior year. In addition, net revenue from Parsons' operations increased to $74.8 million in the first nine months of fiscal 1996 from $48.5 million in the period from September 27, 1994 (date of acquisition) to April 30, 1995. Also, although net revenue from on-line and other services represented less than 5% of total net revenue in all periods presented, net revenue generated from on-line services more than doubled in the nine month period ended April 30, 1996, as compared to the same period of the prior fiscal year.

While the initial sell-through data for personal tax units is encouraging, the Company cautions that it will be the end of the fourth quarter before the success of the most recent tax season can be determined. As in previous years, to assure wide availability of the tax return preparation products at retail as tax filing deadlines approach, the Company ships more tax product into the retail channel than is expected to sell through. Consistent with prior years, a significant reserve is established at the time of initial shipment for estimated product returns. Although the Company believes that these reserves are currently adequate, there can be no assurance that these reserves will be adequate to cover actual product returns.

The increases in net revenue discussed above were offset in part by a decline in Quicken net revenue through the retail distribution channel in the United States in the second and third quarters of fiscal 1996 as compared to the same periods of fiscal 1995. In fiscal 1995, Quicken sales through the retail distribution channel represented less than 20% of the Company's total net revenue. Although net revenue from the Quicken products declined in the third quarter and first nine months of fiscal 1996 compared to the same periods of fiscal 1995, total unit sales increased during the 1996 periods. This increase in units without a corresponding increase in net revenue was caused by a channel shift to a greater percentage of OEM sales which generate substantially lower per unit average selling prices. While the Company receives little revenue from these OEM sales in the short run, the Company believes this channel is strategically important because it allows the Company to acquire large numbers of new customers with the potential to generate future sales of software upgrades, electronic financial services and related software such as Quicken Deluxe, Quicken Financial Suite, TurboTax and QuickBooks.

Net revenue in the three month period ended April 30, 1996, as compared to the same period of the prior fiscal year, was also negatively impacted by an operational delay in shipments in the 1995 fiscal year that shifted tax product revenue from the January 1995 quarter to the April 1995 quarter. Performance limitations in the Company's order entry and shipping system in January 1995 resulted in longer than planned time to process and ship orders, and as a result, the Company was unable to ship over half a million orders for tax products in January 1995. These orders were subsequently shipped and revenue recognized in the April 1995 quarter. Because of the corrective actions taken, the Company did not experience similar performance limitations in the order entry and shipping systems during the three month period ended January 31, 1996, and therefore, did not experience a similar shift of revenue to the April 1996 quarter. There can be no assurance however, that similar problems will not recur. Such a recurrence or other interruptions of order processing capabilities could have a material adverse effect on the Company's results of operations.

Also contributing to the increase in net revenue for the three and nine month periods ended April 30, 1996 as compared to the same periods of the prior year was the introduction of additional international products, particularly in the UK, Canada and France. Milkyway in Japan also contributed to revenue growth as its net revenue increased by approximately 14% and 26% in the three and nine month periods ended April 30, 1996, respectively, as compared to the same periods of the prior fiscal year. In April 1996, Milkyway released Kobanto, its first small business accounting software product for Windows. Although the Company did experience significant growth in its international operations, its German subsidiary had difficulty executing two critical product launches in the second quarter of fiscal 1996, Quicksteuer, its tax product, and Quicken 4.0, resulting in late delivery of products to retail channels and excess inventory levels in the distribution channel. Because of this, net revenue generated by sales in Germany in the third fiscal quarter of fiscal 1996 was substantially lower than in the same quarter of the prior fiscal year. There can be no assurance that sales of new versions of personal and small business finance products or international products will continue at the rate experienced in the past or that other such product launch difficulties will not be encountered in the future.

Supplies net revenue increased for the three and nine month periods ended April 30, 1996, primarily in small business check, envelope and invoice products. The gradual increase in upgrade sales as a percentage of total software sales generally causes the growth of potential supplies customers to be slower than the growth in software net revenues. However, with the success of the Company's small business finance products, including those in Japan, the Company has experienced greater than 25% growth in supplies net revenue during the three and nine month periods ended April 30, 1996 as compared to the same periods of the prior fiscal year. The Company faces increased competition and pricing pressures in the supplies business. Due to the seasonality of the Company's software sales, the proportion of sales represented by supplies will vary considerably throughout the year. In the remainder of fiscal 1996 and future periods, supplies net revenue may be negatively impacted as some of the Company's software users may shift to electronic bill payment services.

Revenue is generally recognized at the time of product shipment or delivery of electronic or other services, net of allowances for estimated future returns and for excess quantities in distribution channels, provided that no significant vendor obligations exist and collections of accounts receivable are probable. Reserves are provided for quantities of current product versions that are considered excess and for inventories of all previous versions of products at the time new product versions are introduced. Advance payments are recorded as deferred revenue until the products are shipped or services are provided. Rebate costs are provided at the time revenue is recognized. The Company provides warranty reserves at the time revenue is recognized for the estimated cost of replacing defective products. There can be no assurance that the reserves established by the Company will be sufficient to cover future returns of product, warranty and rebate obligations.

The software industry, including the Company, is selling an increasing percentage of product units through alternative channels, such as OEM, or "bundling" products for a single low price. This strategy, while it introduces new customers to products, also significantly reduces average selling prices. The software industry, including the Company, has experienced a significant platform shift from DOS to Windows, and more recently to Windows 95. There is increased competition on the Windows and Windows 95 platforms, including lower-priced products or free promotional products that compete with the Company's software. In order to respond to these competitive factors, the Company may use price reductions and/or other promotional offers, resulting in a negative effect on net revenue and income from operations. As platform shifts continue to occur, there are risks that competitors could introduce new products before the Company's products are available on a particular platform, or that customers may not accept a platform that the Company has chosen or will choose to pursue. Further consolidation of the software industry or changes in the personal computer industry could lead to increased competition in innovation and pricing strategies. In addition, a number of the Company's competitors have greater financial resources than the Company, potentially giving them a competitive advantage.

Although the Company believes there are opportunities in international markets, there can be no assurance that the Company's products will be accepted in these markets. Furthermore, there can be no assurance that the Company's new or upgraded products will be accepted, will not be delayed or canceled, or will not contain errors or "bugs" that could affect the performance of the product or cause damage to a user's data. If any of these events occur, the Company may experience reduced net revenue, loss of market share, increased maintenance release costs and higher technical support costs.

Cost of goods sold

Cost of goods sold increased to 28% from 27% of net revenue for the three month periods ended April 30, 1996 and 1995, respectively, while decreasing to 26% from 28% in the nine month periods ended April 30, 1996 and 1995, respectively. Decreased amortization of purchased software resulting from the Company's acquisitions accounted for a portion of this change. The Company anticipates that cost of goods sold will be affected by approximately $2.8 million of acquisition-related amortization costs for the full fiscal year 1996. Excluding acquisition related amortization costs, cost of goods sold would have been 28% and 26% of net revenue for the three month periods ended April 30, 1996 and 1995, respectively, and 25% in each of the nine month periods ending April 30, 1996 and 1995.

Software and services cost of goods sold, excluding acquisition-related amortization costs, was 25% and 23% of software and services net revenue for the three and nine month periods ended April 30,

1996, respectively, compared to 22% and 23% in the three and nine month periods ended April 31, 1995, respectively. The increase in the third quarter of fiscal 1996 as compared to the same period of the prior fiscal year resulted primarily from significantly reduced net revenues in Germany without a corresponding decrease in costs and increased sales of lower margin personal finance products through the OEM channel. To a lesser extent, the increase is also attributable to a greater portion of payments associated with the bill payment service being made via paper checks as opposed to electronically through the automated clearing house ("ACH") system. The Company believes it will take time to build acceptance of electronic payments by the merchant network, and there can be no assurance that efforts to expand electronic financial services will be effective, will reduce costs, or will be accepted by consumers and merchants.

Supplies cost of goods sold was 43% of supplies net revenue for both the three and nine month periods ended April 30, 1996 compared to 45% and 42% in the three and nine month periods ended April 30, 1995, respectively. The Company expects that material costs for supplies will continue to increase in future periods as paper costs are expected to increase. The Company has negotiated a long term contract on the pricing of checks and plans to continually take actions to reduce the materials cost of all its products. However, there can be no assurance that margin improvements will be achieved or that current margins will be sustained.

On March 1, 1995, the Company announced the identification of some calculation errors in certain circumstances in the consumer versions of the TurboTax and MacInTax products. During the three month period ended January 31, 1995 the Company recorded an expense of $1.3 million to cover the estimated cost of the free revisions and other associated costs. During the quarter ended January 31, 1996, a few minor calculation errors were identified, and actions were taken during the quarter to notify users and provide fixes, resulting in similar warranty and related costs as compared to the same period of the prior fiscal year. There can be no assurance that further such bugs will not be identified on a timely basis in the future. Such bugs could have a material adverse effect of the Company's results of operations.

The Company is unable to quantify the effect, if any, on future revenues of the adverse publicity the Company received regarding the operational problems encountered or the identification of bugs. The Company has taken steps to correct and mitigate these problems, however there can be no assurance that these or other problems will not occur in the future.

Operating expenses

As noted above, during fiscal 1995, the Company experienced significant operational problems as a result of inadequacies in certain of its systems, procedures and controls. In addition, in both fiscal 1995 and 1996, the Company identified some calculation errors in certain circumstances in certain products. These operational problems and calculation bugs affected technical support and customer service expenses, selling and marketing expenses and cost of goods sold in fiscal 1995 and 1996. There can be no assurance that further such operational problems or bugs will not be identified in the future or that such operational problems or bugs will not have a material adverse effect on the Company's results of operations.

The Company generally offers technical support and customer service without charge. Post contract customer support costs are accrued at the time revenue is recognized, are included in customer service and technical support expenses and are not included in cost of goods sold. Customer service and technical support costs were 21% and 19% of net revenue in the three and nine month periods ended April 30, 1996, respectively, compared to 19% and 17% in the three and nine month periods ended April 30, 1995, respectively. The Company incurs a fixed base of support costs, which is augmented by seasonal staffing and third-party services during periods of seasonally higher sales. Because of the seasonality of the tax preparation software business, expenses are higher in the July and October quarters without corresponding net revenue during the same period, which also negatively affects expenses as a percent of net revenues in comparison to the January and April quarters.

Customer service and technical support costs were higher during the three and nine month periods ended April 30, 1996 as compared to the same periods of the prior year primarily as a result of investments in facilities and infrastructure, and increased staffing and training of customer service and technical support functions to increase capacity and improve service levels over prior year levels, as well as to support the overall growth in the customer base. In addition, the Company has significantly increased spending in building customer and technical support capabilities to provide higher quality service to its Automated Financial Services customer base. During the second and third quarters of fiscal 1996 the Company invested in correcting operational problems that were causing its on-line service customers difficulty in connecting to the network services. In addition, the nine month period ended April 30, 1996 included technical support costs for Parsons for the full nine months while the same period a year ago included such costs for Parsons only from the date of acquisition of September 27, 1994. As discussed above, the Company received large volumes of customer calls in the period from January through March 1995 regarding the shipping delays and calculation errors. Many customers called to inquire about their orders, resulting in overloaded phone lines and long hold times. The Company has taken steps to enhance its capacity in this area, which has resulted in higher costs; however, there can be no assurance that such delays and hold times will not occur in the future. In addition, certain of the Company's products, such as QuickBooks and Automated Financial Services, generally required higher levels of customer support than many of the Company's other products. As the number of such customers increases, both domestically and internationally (localized versions of QuickBooks were released in the UK in the third quarter of fiscal 1995 and Germany in the third quarter of fiscal 1996), customer support costs increase.

Selling and marketing expenses decreased to 26% of net revenue in the third quarter of fiscal 1996 from 27% in the same period of fiscal 1995, and remained constant at 25% of net revenue in both of the nine month periods ended April 30, 1996 and 1995. Selling and marketing expenses increased in absolute dollars primarily as a result of new product launches and continued efforts to expand international market penetration, particularly in the United Kingdom, Germany, Canada, Japan and France. The nine month period ended April 30, 1996 included sales and marketing expenses for Parsons for the full nine months while the same period a year ago included such costs for Parsons only from the date of acquisition of September 27, 1994. In addition, the Company expanded direct mail marketing activities in the nine months ended April 30, 1996 as compared to the same period of the prior year, reflecting the Company's efforts to sell certain products directly to its growing registered customer base. Selling and marketing expenses as a percent of net revenue declined in the third quarter of fiscal 1996 compared to the same period of fiscal 1995 as increased spending in absolute dollars for new product launches and to support electronic commerce activities were more than offset by the increase in net revenue discussed above. The Company expects sales and marketing expenses to continue to increase in absolute dollars in the future as the Company releases and promotes new products and expands internationally; however, there can be no assurance that increased sales and marketing spending will result in increased net revenue.

Research and development expenses were 14% of net revenue for each of the three month periods ended April 30, 1996 and 1995, 13% of net revenue for the nine month period ended April 30, 1996 and 12% of net revenue for the nine month period ended April 30, 1995. The Company has experienced, and expects to continue to experience, significant growth of research and development expenses in absolute dollars for development efforts on new and existing products, including foreign versions of its products. In particular, the Company has incurred significant research and development costs related to the integration of Internet access, Quicken Financial Network and on-line banking features into its products in both the three and nine month periods ended April 30, 1996 as compared to the same periods of the prior year. The Company anticipates continued higher investment levels for the development of the forthcoming Internet, America Online ("AOL") banking services and other financial services.

Because on-line financial services is an emerging market with different competitors than the Company's core product offerings, there can be no assurance the Company's products and services will be accepted in the market, will not be delayed or will compete effectively with competitors' products and services.

General and administrative expenses were 5% of net revenue for each of the three month periods ended April 31, 1996 and 1995, as well as for the nine month period ended April 30, 1995, compared to 6% of net revenue for the nine month period ended April 30, 1996. The increase in absolute dollars in the nine months period ended April 30, 1996 as compared to the same period of the prior year resulted primarily from additional management and administrative personnel and infrastructure to support the revenue growth, as well as increased administrative support in international offices.

Net interest income

Net interest and other income and expense was $5.4 million for the nine month period ended April 30, 1996, an increase of $3.5 million as compared to the same period of the prior year. The increase in interest income was the result of higher cash balances arising from net proceeds of $80.1 million from a follow-on offering of 2,200,000 shares of the Company's Common Stock in June 1995, and the receipt of a $46.3 million ($25.6 million net of related expenses and income taxes) merger termination fee from Microsoft Corporation in May 1995.

Income taxes

For the nine month period ended April 30, 1996, the Company recorded an income tax provision of $22.0 million on a pretax profit of $23.3 million. The tax rate differs from the statutory rate primarily because of the nondeductible status of the amortization of goodwill and certain other intangible assets. Due to the seasonality of the Company's business, the Company incurred net losses in both the first and third quarters of fiscal 1996; however, the tax benefit was limited by the annual effective tax rate exclusive of the amortization of certain intangibles. There was no valuation allowance for deferred tax assets of $23.9 million at April 30, 1996 based on management's assessment that current levels of taxable income will be sufficient to realize the net deferred tax assets.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company's business has experienced and is expected to continue to experience substantial seasonality, due principally to the timing of the tax return preparation season, timing of production launches for new or updated versions of products and, to a lesser extent, consumer software buying patterns. Sales of the Company's tax products are concentrated in the period from November, when certain professional tax products are released, through February, when consumers purchase the products in advance of the April 15 filing deadline. As a result of these seasonal patterns, the Company generated significant income from operations before acquisition-related charges during its fiscal quarter ended January 31, 1996, with the quarter ended April 30, 1996 following as the second largest revenue generating quarter of the fiscal year. Because of these seasonal factors and a significantly increased level of operating expenses to support the Company's expanded infrastructure and development efforts, the Company incurred significant losses from operations before acquisition-related charges during its fiscal quarters ending July 31, 1995 and October 31, 1995. The Company expects to continue to report seasonal losses before acquisition-related costs and amortization in the July and October quarters.

The Company's quarterly operating results have in the past and are likely in the future to vary significantly based upon a number of factors. In addition to seasonal factors, the Company's quarterly operating results can be affected significantly by the number and timing of new product or version releases by the Company as well as a number of other factors, including the timing of product announcements or introductions by the Company's competitors, discretionary marketing and promotional expenditures, research and development expenditures and a variety of non-recurring events such as acquisitions. Products are generally shipped as orders are received, and, consequently, quarterly sales and operating results depend primarily on the volume and timing of orders received during the quarter, which are difficult to forecast. A significant portion of the Company's operating expenses are relatively fixed, and planned expenditures are based on sales forecasts. If net revenue levels are below expectations, operating results are likely to be materially adversely affected. In particular, net income, if any, may be disproportionately affected because only a small portion of the Company's expenses vary with revenue in the short term. In response to competition, the Company may also choose to reduce prices or increase spending, which may adversely affect the Company's operating results and financial condition. Although the Company has experienced significant growth in revenue in recent quarters, there can be no assurance that the Company will sustain such revenue growth in the future or be profitable in any future period. Due to the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

FORWARD-LOOKING OUTLOOK FOR THE FISCAL YEAR

Future trends for revenue and profitability remain difficult to predict, despite the positive financial results for the three and nine month periods ended April 30, 1996. Set forth below are certain forward-looking statements of the Company's current estimates of future results. However, actual results may vary materially from these forward-looking estimates because of the risks identified below and elsewhere in this report. The Company continues to face many risks and uncertainties, including, but are not limited to, the growth rates of certain market segments, the positioning of the Company's products in those segments, retail sell-through of tax preparation products, the possibility of calculation errors or other "bugs" in the Company's software products, variations in the cost of, and demand for, customer service and technical support, shifts in retail demand for personal finance and other products, price pressures and the competitive environment in the consumer and small business software industry, the Company's ability to manage its businesses in a rapidly changing environment, the emergence of the electronic financial marketplace, the cost of implementing the Company's electronic financial services strategy, consumer acceptance of on-line financial service offerings, the Company's ability to establish strategic relationships with financial institutions and processors of financial information, the emergence of competition from these entities as well as from other software companies, changes in laws which may govern any of these products or services, the timing and consumer acceptance of new product releases and services including current users' willingness to upgrade from older versions of the Company's products, the consummation of planned acquisitions, the Company's ability to integrate acquired operations into its existing business and the Company's ability to penetrate international markets and manage its international operations and other risks identified elsewhere in this report.

Based on current estimates, the Company expects total revenue growth of approximately 30% for the full fiscal year 1996, although it expects that net income for the full fiscal year 1996 will remain flat with fiscal year 1995 excluding acquisition-related charges and the Microsoft merger termination fee. The growth rate of net revenue for the remainder of the fiscal year is expected to be negatively impacted by a slowing of international growth, lower retail shipments of Quicken and the absence of a launch of a new version of QuickBooks and QuickBooks Pro as compared to the comparable period in fiscal year 1995. In addition, there can be no assurance that growth in other businesses will be sufficient to achieve the Company's revenue growth expectations, and actual results may vary materially from the Company's estimates.

The growth of net income excluding acquisition-related charges and the Microsoft merger termination fee has slowed primarily because of greater OEM and lower retail unit volumes in personal finance products, higher than anticipated cost due to a greater portion of payments associated with the bill payment service being made via paper checks as opposed to electronically through the ACH system, continued investments to improve customer service and technical support levels for all products, additional development expenses associated with the forthcoming Internet and America Online banking services, and increased costs to develop and support international products and markets, including increased spending for customer service and technical support, research, marketing and infrastructure. As a result, net income for the full fiscal year, excluding acquisition-related charges and the Microsoft merger termination fee, is expected to be flat with the prior year.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 1996, the Company had $219.5 million in cash and short-term investments, a $21.8 million increase from July 31, 1995. The increase was due primarily to the seasonality of the Company's business which generally results in operating profits (before amortization and other acquisition related expenses) in the January and April quarters. During the nine month period ended April 30, 1996, operating activities provided $76.1 million in cash compared with $56.4 million in the same period of fiscal 1995. The Company's investing activities used $126.8 million in cash for the nine month period ended April 30, 1996, compared with the use of $45.8 million in the comparable period of fiscal 1995. The Company's financing activities provided $7.9 million of cash in the nine month period ended April 30, 1996 compared with $9.5 million in the comparable period of fiscal 1995, primarily resulting from proceeds from the exercise of stock options. In the nine month period ended April 30, 1996, cash was primarily provided by operations and, to a lesser extent, issuance of common stock under employee stock option plans, offset in part by cash used to purchase fixed assets and invest in short-term investments. The Company invested $60.9 million in property, plant and equipment during this period. Significant facilities investments included additional call center space for the Company's Parsons subsidiary, additions in both the Rio Rancho and Tucson call centers, installation of a back-up hub and call center for Intuit Services Corporation, expansion of the San Diego facility and a renovated campus in Mountain View to consolidate the Company's Northern California locations. The Company also invested in the enhancement of its telecommunications and networking capabilities.

The Company enters into leases for new or expanded facilities in the normal course of its business. The Company has also made significant capital expenditure commitments for infrastructure to support the start up of its electronic financial services activities and expected growth. As with some operating expenses, these expenditures tend to be concentrated in the first six months of the year in anticipation of the seasonal peak revenue generating January and April quarters. During fiscal 1996, the Company is also moving its headquarters location from Menlo Park, California to larger facilities in Mountain View, California and moving into larger facilities in San Diego, California, resulting in significant increases in leasehold improvement expenditures during fiscal 1996.

As of April 30, 1996 the Company had committed a possible contingent payment of up to $7.5 million from the Best transaction, although the Company expects the actual payment will be substantially below this amount. The Company has no other significant expenditure commitments, although additional cash may be used to acquire technology through purchases and strategic acquisitions.

The Company derives significant portions of its revenues from certain distributors and resellers. The Company performs credit evaluations of its customers and to date has not experienced any significant losses. However, bankruptcy of a distributor or retailer could materially adversely affect the Company's ability to collect its accounts receivable and its future revenue streams for a period of time.

Due to the seasonal nature of its businesses, the Company generally earns more than 100% of its operating income before acquisition related charges during the January and April quarters and incurs substantial operating losses in the July and October quarters. The Company believes cash and short-term investments will be sufficient to meet the Company's anticipated seasonal working capital and capital expenditure requirements for at least the next twelve months.

- --------------------------------------------------------------------------------
PART II: OTHER INFORMATION
ITEM 1
LEGAL PROCEEDINGS
- --------------------------------------------------------------------------------

On August 23, 1995, Interactive Gift Express, Inc. filed a patent infringement suit in the United States District Court for the Southern District of New York against the Company and seventeen other defendants alleging infringement of U.S. Patent No. 4,528,643. The complaint does not specify which products of the Company allegedly infringe the patent, and further does not indicate which claims of the patent are allegedly infringed. After further investigation and review of its products, the Company believes that the complaint is without merit and intends to defend the litigation vigorously.

- --------------------------------------------------------------------------------
ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K
- --------------------------------------------------------------------------------

(a)        THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

           11.01          Computation of net income (loss) per share.
           27.01          Financial Data Schedule.

(b)        REPORTS ON FORM 8-K:

                          None

- --------------------------------------------------------------------------------
SIGNATURES
- --------------------------------------------------------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   INTUIT INC.
                                   (REGISTRANT)



Date: June 7, 1996               By: /s/ James J. Heeger
                                 ------------------------------
                                 James J. Heeger
                                 Vice President, Chief Financial Officer



Date: June 7, 1996               By: /s/ Greg J. Santora
                                 -------------------------------
                                 Greg J. Santora
                                 Corporate Controller, Chief Accounting Officer