Form 10-K
period 1996-07-31
INTUIT INC
filed 1996-10-24
CIK 896878

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------
                                    FORM 10-K

[ X ] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

         For the fiscal year ended  JULY 31, 1996   or

[   ]    Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 (No Fee Required)

                         Commission File Number 0-21180

                                   INTUIT INC.
                                   -----------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                 77-0034661
             --------                                 ----------
     (State of Incorporation)              (IRS Employer Identification No.)

                   2535 GARCIA AVENUE, MOUNTAIN VIEW, CA 94043
                   -------------------------------------------
          (Address of Principal Executive Offices, including zip code)

                                 (415) 944-6000
                                 --------------
              (Registrant's Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.01 par value

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of September 30, 1996, there were 46,245,474 shares of the Registrant's common stock, $0.01 par value, outstanding, which is the only outstanding class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of common stock held by non-affiliates of the registrant (based on the closing price for the common stock as quoted by the Nasdaq National Market on such date), was approximately $1,120,469,364.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in November 1996 are incorporated by reference into
Part III of this Form 10-K.

FISCAL 1996 FORM 10-K
INTUIT INC.
INDEX

ITEM                                                                              PAGE

PART I

ITEM 1:    Business..........................................................        3
ITEM 2:    Properties........................................................       22
ITEM 3:    Legal Proceedings.................................................       23
ITEM 4:    Submission of Matters to a Vote of Security Holders...............       25
           Executive Officers and Key Employees of the Registrant............       25
PART II

ITEM 5:    Market for Registrant's Common Equity
               and Related Stockholder Matters...............................       28
ITEM 6:    Selected Consolidated Financial Data..............................       29
ITEM 7:    Management's Discussion and Analysis of Financial
               Condition and Results of Operations...........................       30
ITEM 8:    Financial Statements and Supplemental Data........................       43
ITEM 9:    Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure......................................       62
PART III

ITEM 10:   Directors and Executive Officers of the Registrant................       62
ITEM 11:   Executive Compensation............................................       62
ITEM 12:   Security Ownership of Certain Beneficial Owners
               and Management................................................       62
ITEM 13:   Certain Relationships and Related Transactions....................       62

PART IV

ITEM 14:   Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K.......................................       63

Signatures     ..............................................................       67




Intuit, the Intuit logo, IntelliCharge, MacInTax, Quicken, QuickBooks, QuickVerse, TurboTax, Announcements, QuickSteuer and ProSeries, among others, are registered trademarks and/or registered service marks of Intuit Inc. or one of its subsidiaries. OpenExchange, QFN, NETworth, Quicken Live, InsureMarket, Kobanto, Family Lawyer, Investor Insight, Personal Tax Edge, QuickBooks Pro, QuickPay, QuickEntry and QuickTax, among others, are trademarks and/or service marks of Intuit Inc. or one of its subsidiaries. Other brands or products contained in this document are trademarks, service marks, registered trademarks or registered service marks of their respective holders and should be treated as such.

PART I
ITEM 1
BUSINESS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS: This Form 10-K of Intuit Inc. ("Intuit" or the "Company") contains forward-looking statements that are subject to risks and uncertainties. Statements indicating that the Company "expects," "estimates" or "believes" are forward-looking, as are all other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements contained in this Form 10-K. Such factors include, but are not limited to: the growth rates of the Company's market segments; the positioning of the Company's products in those segments; the Company's ability to effectively manage its various businesses, and the growth of its businesses, in a rapidly changing environment; the timing of new product introductions; retail sell-through of the Company's products; the emergence of the Internet, resulting in new competition and unclear consumer demands; the Company's ability to adapt and expand its product offerings for the Internet environment; variations in the cost of, and demand for, customer service and technical support; price pressures and the competitive environment in the consumer and small business software and supplies industry; the possibility of calculation errors or other "bugs" in the Company's software products; the emergence of the electronic financial services marketplace; the cost of implementing the Company's electronic financial services strategy; consumer acceptance of online financial service offerings; the Company's ability to establish successful strategic relationships with financial institutions and processors of financial information; changing alliances among financial institutions and other strategic partners; the emergence of competition from these entities as well as from other software companies; changes in laws that may govern any of the Company's products or services; the timing and consumer acceptance of new product releases and services (including current users' willingness to upgrade from older versions of the Company's products); the consummation of possible acquisitions; the Company's ability to integrate acquired operations into its existing business; the Company's ability to successfully transition its online banking and bill payment operations to CheckFree Corporation; possible fluctuations in value of the Company's investment in CheckFree Corporation; and the Company's ability to penetrate international markets and manage its international operations. Additional information on these and other risk factors is included elsewhere in this Form 10-K.

OVERVIEW

COMPANY BACKGROUND

Intuit's mission is to improve the way individuals and small businesses manage their financial affairs. To that end, Intuit develops, markets and supports personal finance, small business accounting, tax preparation and other consumer software products, and related supplies and electronic financial services that enable individuals, professionals and small businesses to automate commonly performed financial tasks and better organize, understand, manage and plan their financial lives. Intuit employs a variety of consumer marketing research techniques to define and design its products and services so that they will be easy to use and responsive to customers' needs. The Company's product development strategy focuses on products that give new and existing customers added value and provide Intuit with opportunities for follow-on sales and recurring revenue. For example, the Company has developed several complementary products that share financial information, so that customers can use several Intuit products in conjunction with one another. This provides the Company with the opportunity to cross-sell additional products to its existing customer base. The Company recently announced several Internet-related strategic initiatives that are intended to facilitate communications between the Company's customers and their financial service providers, and to support the Company's goal of offering an expanding range of financial services to its customers. See "Overview - Internet Strategic Initiatives."

Intuit's primary product and service offerings are in the following areas: personal finance products, including Quicken(R) and Quicken Financial Planner; small business accounting products, including QuickBooks(R) and QuickPay(TM); personal and professional tax preparation products, including TurboTax(R) and TurboTax ProSeries(R); other consumer software products offered by the Company's Parsons Technology, Inc. subsidiary ("Parsons"), including Quicken Family Lawyer(TM), Personal Tax Edge(TM) and Announcements(R); electronic financial services, including online banking and bill payment services, Investor Insight(TM), the
NETworth: The Internet Investor Network web site ("NETworth"(TM)) offered by the Company's GALT Technologies, Inc. subsidiary ("GALT"), and the InsureMarket(SM) web site offered by the Company's Interactive Insurance Services Corp. subsidiary ("IIS"); and supplies, such as checks, invoice forms, envelopes and deposit slips, for use in conjunction with the Company's software products. Quicken Financial Network ("QFN"(TM)), which is Intuit's World Wide Web site, serves as a vehicle for offering some of the Company's electronic financial services as well as a source of other financial information and services. The Company's principal products and services are described below under "Products and Services."

Intuit commenced operations in March 1983 and was incorporated in California in March 1984. In March 1993, the Company was reincorporated in Delaware. The Company's principal executive offices are located at 2535 Garcia Avenue, Mountain View, California, 94043, and its telephone number is (415) 944-6000. Unless otherwise indicated herein, the "Company" and "Intuit" refer to Intuit Inc., a Delaware corporation, its California predecessor, and its subsidiaries.

INTERNET STRATEGIC INITIATIVES

On September 16, 1996, the Company announced three Internet-related strategic initiatives designed to accelerate the adoption of electronic financial data exchange and communication among individuals and small businesses and their financial service providers. First, the Company announced plans to "open" the architecture of its software products to financial service providers so that such providers can connect directly through the Internet to their customers who use Intuit products. By contrast, communications and exchange of data between Intuit customers and their financial institutions are currently routed through the Company's private network. This opening of the connectivity capability of the Company's products will be introduced in stages, with Internet connections for investment activities and online banking and bill payment activities expected during calendar 1997.

Second, the Company announced that it would coordinate efforts with several third parties to develop a comprehensive framework for exchanging financial data over the Internet in an integrated collection of specifications and protocols called OpenExchange(TM). OpenExchange is intended to make it easier and less expensive for a wide range of financial service providers to build links for electronic financial data exchange and communications using the Internet. OpenExchange is expected to allow any front-end software or interface that uses OpenExchange to connect with any back-end processing system that uses OpenExchange, giving financial service providers significant flexibility in providing services to their customers. OpenExchange is also intended to support a wide range of financial activities involving many types of financial service providers, including banks, brokerage firms, mutual fund companies and insurance companies, and to support multiple PC platforms and other electronic devices. The Company expects that OpenExchange will also incorporate protocols designed to provide end-to-end security for financial data, including industry protocols such as Secure Sockets Layer (SSL) v.3.0. The Company expects that OpenExchange will be licensed for free and without restriction to financial service providers, although technology providers such as Intuit may seek to charge customers and/or financial service providers for the use of specific implementations within their own products.

Third, the Company announced the signing of an agreement pursuant to which it plans to sell its banking and bill payment processing subsidiary, Intuit Services Corporation ("ISC"), to CheckFree Corporation ("CheckFree"), in exchange for 12.6 million shares of the common stock of CheckFree (representing approximately 23% of the resulting CheckFree shares outstanding). CheckFree is a leading home banking and electronic bill payment processor. The Company expects that the transaction will allow the Company to reallocate management and financial resources to its core businesses and to other emerging business opportunities (particularly those involving the Internet and electronic financial services), while still participating indirectly in the banking and bill payment processing business through its investment in CheckFree. The closing of this transaction, which is expected to occur by early calendar 1997, is subject to numerous conditions, including regulatory approval and the approval of CheckFree's stockholders. See also "Overview - Pending Sale of ISC" and Note 12 of Notes to Consolidated Financial Statements.

EXPANSION OF ELECTRONIC FINANCIAL SERVICES

The Company believes that it may be able to improve its competitive position by extending its business into the emerging electronic financial services market. The Company defines electronic financial services as electronically-enabled financial transactions and electronically-enabled marketing and sales of financial products. Intuit has recently invested significant resources to develop and acquire products and services for this market, including its acquisitions of IIS, a developer of an Internet-based system that allows consumers to obtain insurance information from national insurance carriers, and GALT, a provider of mutual fund information through its NETworth web site. The Company's recently announced Internet strategic initiatives (described above) are designed to facilitate expansion of the Company's electronic financial services business. Intuit currently works with financial institutions to offer a number of online services, including online banking, electronic bill payment and online tools, such as Investor Insight and NETworth for evaluating investments, that extend the capabilities of Intuit's software products and increase the automation of financial tasks. The Company is evaluating additional opportunities related to electronic financial services, including products that will enable users of Quicken to download brokerage account statements and execute securities trades through participating financial institutions. The Company expects to invest significant resources in developing and enhancing its electronic financial service offerings during fiscal 1997.

EXPANSION INTO INTERNATIONAL MARKETS

During fiscal 1996, Intuit took several steps to increase its presence in international markets. The Company introduced several additional international products in the UK, Canada, Germany, France, Spain and Mexico. In addition, in April 1996, Milkyway KK ("Milkyway"), Intuit's subsidiary in Japan acquired in January 1996, released Kobanto(TM), its first small business accounting software product for Windows. Although the Company did experience significant growth in its international operations during fiscal 1996, its German subsidiary experienced delays in executing two critical product launches in the second quarter of fiscal 1996. See "Business - International" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Twelve Months Ended July 31, 1996 and 1995." There can be no assurance that sales of international products will continue to grow at the rate experienced during fiscal 1996, or that other product launch difficulties will not be encountered in the future.

RECENT CORPORATE TRANSACTIONS

The Company has historically pursued a strategy of acquiring other businesses in order to obtain complementary products and technologies and to obtain a presence in new markets. During the past three years, the Company completed several such acquisitions. In December 1993, the Company acquired ChipSoft, Inc. ("ChipSoft"), a publicly-held developer and marketer of tax preparation software products. In April 1994, the Company purchased certain assets of the professional tax preparation software business of Best Programs, Inc. ("Best"). In July 1994, the Company acquired National Payment Clearinghouse, Inc., a privately-held provider of automated bill payment services, which is now the Company's ISC subsidiary. (See "Overview - Pending Sale of ISC.") In September 1994, the Company acquired Parsons, a privately-held consumer software publisher that emphasizes direct sales and marketing. In March 1995, the Company formed Quicken Investment Services, Inc. ("QISI"), a wholly-owned subsidiary and registered investment adviser that offers the Company's financial planning products. In June 1995, the Company acquired Personal News, Inc. ("PNI"), a privately-held provider of online investment research data. In June 1995, the Company purchased certain assets of Mysterious Pursuit Pty. Ltd. ("Mysterious Pursuit"), a privately-held Australian company that develops tax software. In January 1996, the Company acquired Milkyway, a provider of PC-based financial software in Japan. In June 1996, the Company acquired IIS, developer of an Internet-based system that allows consumers to obtain insurance information from national insurance carriers. In September 1996, the Company completed its acquisition of GALT, a provider of mutual fund information through its NETworth web site. See Notes 2 and 12 of Notes to Consolidated Financial Statements for additional discussion of the transactions described above. Although the Company believes these transactions were in the best interests of the Company and its stockholders, there are significant risks associated with such transactions. See "Management of Growth" and "Products and Services - Electronic Financial Services."

PENDING SALE OF ISC

On September 15, 1996 the Company and ISC signed an Agreement and Plan of Merger (the "Plan") with CheckFree and a wholly-owned CheckFree subsidiary pursuant to which the Company agreed to sell ISC to CheckFree in a tax-free merger transaction in exchange for 12.6 million shares of CheckFree common stock (the "CheckFree Shares"). Based on the closing price of CheckFree's common stock on September 13, 1996 (the last business day before the transaction was announced), the CheckFree Shares have a value of approximately $227.6 million and will represent approximately 23% of CheckFree's outstanding common stock after issuance, based on CheckFree's current outstanding shares. (The Company expects to reduce its holdings to under 20% in order to account for its investment under the cost method of accounting. See "Management's Discussion and Analysis of Financial Condition and Results of Operations.") The Plan provides that, under certain conditions, the Company will indemnify CheckFree for certain losses arising from breaches of the Company's representations, warranties and covenants in the Plan in an amount of up to 35% of the value of the CheckFree Shares, and that 10% of the CheckFree Shares will be withheld in escrow for one year following closing of the transaction to secure CheckFree's indemnity rights. In addition, the Company has agreed to pay CheckFree the amount (if any) by which ISC's revenues for the 12-month period ending July 31, 1997 are less than $46 million.

It is expected that the CheckFree Shares to be issued to the Company in exchange for ISC will be registered with the Securities and Exchange Commission on a Form S-4 registration statement and, in addition, CheckFree will grant the Company certain demand and piggyback registration rights with respect to the CheckFree Shares. The Company and CheckFree have also entered into a Stock Restriction Agreement that restricts the Company's ability to increase its ownership of CheckFree stock and to effect certain sales of CheckFree stock, and restricts the manner in which the Company may deal with CheckFree and its stockholders in connection with certain corporate proceedings and transactions.

Pursuant to the Plan, the Company, ISC and CheckFree expect to entered into ancillary agreements addressing certain support, licensing and transition issues, providing for certain payments by CheckFree to the Company in exchange for certain license rights, and ensuring the Company's access to certain technologies. Pursuant to the Plan, the Company will not compete with certain electronic payment processing businesses for up to five years.

The consummation of these proposed transactions is subject to the satisfaction of several conditions, including without limitation the approval of CheckFree's stockholders and the absence of objection to the transaction by federal antitrust authorities under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

FISCAL YEAR CHANGE

As a result of the Company's change in its fiscal year effective August 1, 1994, comparative financial information contained in this Form 10-K for the twelve months ended July 31, 1994 is unaudited. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Fiscal Year Change."

PRODUCTS AND SERVICES

Intuit's primary product and service offerings are in the following areas: personal finance products; small business accounting products; tax preparation products; other consumer software products; electronic financial services; and supplies such as checks and invoice forms. The Company's principal offerings in each area are described below. For a discussion of revenues contributed by software products and services and supplies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PERSONAL FINANCE PRODUCTS

Intuit develops, markets and supports personal finance software products for several personal computer operating environments, including Windows 3.1, Windows 95 and Macintosh OS. Quicken was introduced in October 1984 and has since been enhanced and upgraded a number of times. Quicken allows users to organize, understand and manage their personal finances. Designed to look and work like a checkbook, Quicken provides users with an easy-to-use method for recording and categorizing their financial transactions. Once entered, the financial information can be analyzed and displayed using a broad set of reports and graphs. Quicken also allows users to reconcile their bank accounts and track credit card purchases, investments, cash and other assets and liabilities. Online banking features in Quicken ease data entry by allowing users to download bank transaction information directly from participating financial institutions. Quicken also enables users to schedule bill payments, using either the online payment services of participating financial institutions or directly through ISC. The online service processes payment requests by printing and mailing computer checks or by initiating electronic payments. The Investor Insight feature in Quicken (which is also available as a stand-alone product) gives users online access to a variety of investment research tools. See "Electronic Financial Services" for more details on these banking and investment services. During fiscal 1996, the Company took steps to implement its Internet strategy by incorporating into Quicken a version of Netscape Navigator, free access to QFN (Intuit's World Wide Web site) and low-cost full Internet access through service provider Concentric Network Corp. During the first quarter of fiscal 1997, the Company plans to release new versions of Quicken, including Quicken Deluxe 6 for Windows on CD-ROM and an enhanced version of Quicken for the Macintosh, which will include a variety of new online features.

The Company also offers certain personal finance products through its QISI subsidiary, which is a registered investment adviser under the Investment Advisers Act of 1940. See "Regulated Businesses." Quicken Financial Planner assists the user in creating a personal financial and retirement plan, based on the user's current financial profile and financial and retirement goals. It provides sample asset allocation guidelines to help the user determine how to invest based on the desired rate of return. Mutual Fund Finder, which is a feature of Quicken Financial Planner, provides the user with historical mutual fund data from a Morningstar, Inc. database. This information can be updated on a quarterly basis. Mutual Fund Finder also identifies specific funds for the user based on designated criteria relating to risk and return, expenses and other factors. In September 1996, the Company announced Fidelity QFP, which is a specific version of Quicken Financial Planner designed for customers who have 401(k) retirement plans with Fidelity Investments ("Fidelity"). The product will allow information from a user's retirement account with Fidelity to be transferred to the software. This will simplify incorporation of the user's individual financial information into the financial plan created by the software.

SMALL BUSINESS ACCOUNTING PRODUCTS

Recognizing the widespread customer use of Quicken products for small business applications, Intuit developed a similar family of products for small business owners that provide the more extensive functions they require while maintaining ease of use.

QuickBooks, which was first introduced in April 1992, was developed to address the needs of the small business user but shares many of Quicken's most popular features, including an easy-to-use design that does not require the user to be familiar with traditional double-entry accounting concepts. For example, QuickBooks supports both cash-based and accrual-based accounts payable with separate entry of bills and automatic generation of accounts payable checks based on outstanding vendor balances. In addition, QuickBooks offers automation of payroll tasks, flexible invoicing, including printing on pre-printed forms, letterhead or plain paper, full tracking and aging of invoices, inventory tracking and audit trail creation. During 1996, Intuit introduced a version of QuickBooks for the German accounting market, and Milkyway introduced Kobanto, the Company's first Windows-based small business accounting software product for the Japanese market.

QuickBooks Pro(TM) is an enhanced version of QuickBooks developed to address the needs of small businesses in the U.S. that are project, job or time based, such as contractors, consultants, lawyers, accountants and subcontractors. Many of these businesses currently use manual methods or general purpose software systems (including spreadsheets and word processors) to do time tracking and job estimating, but these systems generally are not integrated with the businesses' accounting programs. QuickBooks Pro allows users to integrate time tracking, job estimating and project costing with accounting and payroll.

Payroll functionality is integrated into the Windows and Macintosh versions of QuickBooks and QuickBooks Pro. QuickPay is an add-on product for Quicken and the DOS version of QuickBooks that calculates and tracks gross salary and payroll deductions and is targeted to small businesses that do not use an outside payroll service. A related service offering is Intuit's Payroll Tax Table Update Service, a disk-based data service that provides customers with new tax table files when relevant federal, state or local payroll tax rates change.

TAX PREPARATION PRODUCTS

Intuit develops, markets and supports tax preparation software products (including TurboTax, MacInTax(R), Personal Tax Edge and TurboTax ProSeries) for individual consumers and small business owners for use in preparing their own tax returns and for professional tax preparers for use in preparing their clients' tax returns. Intuit's tax preparation software allows both individual taxpayers and professional tax preparers to automate the process of preparing tax returns. This software simplifies the process of preparing tax returns by reducing calculation time and errors, automatically transferring data between forms, checking for missing and incomplete information, and aiding in the organization of tax records.

Tax preparation software must be rewritten each year to reflect annual changes in tax laws and forms, and customers must purchase new versions each year in order to file accurate tax returns using such software. As a result, tax preparation software generates recurring revenues that historically have been more regular and predictable than upgrade revenues typical of other types of personal computer software. A change in this pattern could have a material adverse effect on Intuit's operating results and financial condition. In addition, the government's late release of federal and state tax forms and laws requires rapid development and release of these products, thus creating some risk of product errors and the costs associated therewith. During fiscal 1995 the Company identified calculation errors in certain tax products that necessitated a charge of $1.3 million to cover the cost of revisions and other remedial actions. A similar occurrence during fiscal 1996 resulted in a charge of approximately $1.2 million. See "Product Development and Marketing" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Twelve Months Ended July 31, 1996 and 1995."

Consumer Tax Preparation Products. Intuit's TurboTax and MacInTax tax preparation software products for consumers are designed to be easy to use for computer users of all skill levels, yet sufficiently sophisticated to prepare complex returns. The programs also help users to identify tax deductions that might otherwise be missed, as well as entries that might trigger an IRS 1040 audit. For its consumer products, Intuit currently provides 45 state tax preparation products (one for the District of Columbia and each state that imposes an individual income tax) for both Macintosh and Windows-based computers. Intuit has recently expanded its consumer tax preparation products to include products for certain international markets. See "International."

Intuit generally releases a "HeadStart" preliminary edition of its federal TurboTax product and a generic "HeadStart" state tax return program in October or November of each year. These preliminary editions enable customers to organize their tax records and to make tax-planning decisions. Intuit generally releases final editions in January or February after all of the relevant forms have been made available by the IRS and various state tax agencies. Final editions, which are available at no charge to purchasers of the HeadStart edition, automatically transfer data previously entered into preliminary editions.

Personal Tax Edge and Personal Tax Edge Preparer's Edition are consumer and professional tax preparation products, respectively, that are designed for less complex federal income tax returns. State Tax Edge(TM) is available for 45 states. A planning version of Personal Tax Edge is made available in advance of release of the final version. The Company acquired Personal Tax Edge products through its acquisition of Parsons in September 1994, and the products continue to be marketed by Parsons primarily through direct sales efforts.

Small Business Tax Preparation Products. TurboTax for Business and MacInTax for Business are tax return preparation products that enable small business owners to prepare their own business tax returns. Intuit develops, markets and supports separate programs for preparing federal and certain state S corporation, C corporation and partnership returns, as well as programs that enable individuals with sole proprietorships to complete their federal and state tax returns.

Professional Tax Preparation Products. Intuit's professional tax preparation products are designed for use by tax preparers and accountants who prepare tax returns for individuals and small businesses. Intuit believes that small to mid-size independent tax preparers currently comprise the largest segment of its professional tax customer base. Intuit's TurboTax ProSeries includes a broad suite of products that prepare individual income, corporate, partnership, fiduciary and not-for-profit federal tax returns, as well as many state equivalents. A number of add-on modules are provided, including client organizer, practice management, networking, asset management and electronic filing capabilities. Certain of the Company's professional tax products are also sold bundled under the Power Tax name. For the 1997 tax season, the Company plans to introduce QuickEntry(TM), a feature designed to improve the productivity of tax professionals by reducing the time required to enter client data.

Electronic Filing. In fiscal 1996, the Company was awarded several government contracts totaling approximately $4 million to develop and support software for the Internal Revenue Service. This software was part of a $17 million IRS project called CyberFile that was designed to allow individual taxpayers to electronically file their federal income tax returns from their home computers. While the Company delivered its contractual components of the project and received payment under the contracts, CyberFile has not been activated due to concerns raised by other government agencies relating to the security of electronically transmitted tax information.

OTHER CONSUMER SOFTWARE PRODUCTS

Intuit and the Company's Parsons subsidiary offer a product called Quicken Financial Suite, which combines the Quicken Deluxe, Quicken Financial Planner and Quicken Family Lawyer software products into a single product. In addition, through Parsons, Intuit utilizes direct marketing techniques to sell software products that assist consumers in managing various aspects of their personal affairs. These products, which are distributed primarily through Parsons' substantial direct distribution channel, include Quicken Family Lawyer, which enables consumers to prepare legal forms and documents such as wills, powers of attorney and promissory notes; Personal Tax Edge (see "Consumer Tax Products" above); Announcements, which enables consumers to create personalized greeting cards, banners, posters and other documents; and QuickVerse(R), a computerized digest that enables users to quickly locate Biblical references. The Company develops, licenses or acquires software products such as these in order to leverage its direct-mail customer base.

ELECTRONIC FINANCIAL SERVICES

As a complement to its personal financial software products, Intuit offers value-added services that further automate financial transactions for its users. In addition to the services described below, the Company is developing additional electronic financial service offerings that it expects to make available during fiscal 1997. Revenues from these services have not been significant during the past three years. The Company's recently announced Internet strategic initiatives are expected to facilitate the longer-term expansion of this business by streamlining electronic financial data exchange and communications among individuals, small businesses and their financial service providers. See "Overview - Internet Strategic Initiatives" above. Although the Company expects that electronic financial services such as InsureMarket and NETworth will become an increasingly significant portion of the Company's business during the next several years (see "Other Electronic Financial Services"), there can be no assurance that this will be the case. Furthermore, the Company's recently announced agreement to sell its ISC subsidiary to CheckFree will leave the Company with only an indirect participation in the banking and bill payment processing business (through its investment in CheckFree). See "Overview - Pending Sale of ISC."

Online Banking and Bill Payment Services. The Company offers a variety of online banking and bill payment services in conjunction with participating financial institutions. Fees charged to customers for these services are set by each financial institution, with the Company receiving monthly per-subscriber fees from the financial institutions.

Online banking is a service available through Quicken that was introduced in the first quarter of fiscal 1996. The online banking services allow users with accounts at participating financial institutions to download, and automatically categorize into Quicken accounts, data from bank accounts, brokerage cash accounts or charge accounts, thereby eliminating the need for customers to manually enter this data into Quicken files. Online banking also enables users to check on current account balances, transfer funds between accounts, determine whether a given transaction has cleared and reconcile accounts. Intuit's ISC subsidiary is currently responsible for online connections between the financial institutions and end users. See "Overview - Pending Sale of ISC" and the discussion below regarding the recently announced agreement to sell ISC to CheckFree.

In connection with its online banking services, Intuit currently has relationships with approximately 40 financial institutions, including six of the ten largest domestic banks and American Express, which is the largest U.S. proprietary charge card issuer. In addition, in May 1996, the Company announced plans to work with two of the financial service industry's leading processing companies (Electronic Payment Services, Inc. and M&I Data Services) to enable the financial institutions that are customers of these processing companies to offer online banking, online bill payment and other online financial services through their existing processor or service provider connections.

Online bill payment, a feature also available through Quicken, enables users to pay bills by transmitting payment instructions via modem to ISC. Intuit began to provide electronic bill payment service for Quicken through its ISC subsidiary during the first quarter of fiscal 1996. Payments are processed electronically through the automated clearing house system for merchants that have made arrangements through their financial institutions for electronic payment (approximately 3% of merchants currently). All other payments are made via paper checks through the U.S. mail. This service is offered primarily through financial institutions with which the Company has relationships, but for its customers who do not bank at participating institutions, Intuit makes online bill payment (referred to as "retail bill payment") available for a monthly fee. Retail bill payment accounts represent approximately 10% of current bill payment customers.

Intuit introduced its new BankNOW software product in September 1996. This product allows PC users who are subscribers to America Online to perform basic online banking functions such as checking account balances, transferring funds between accounts, and scheduling bill payments. BankNOW is designed for consumers who want fast, simple online banking but who do not require the more complete financial organization and tracking functions offered in personal financial management software such as Quicken.

If the sale of ISC to CheckFree is consummated, the Company will no longer receive revenue directly from currently participating financial institutions in connection with online banking and bill payment services, as these revenues will be paid to CheckFree. However, Intuit expects that it will market and resell bill payment services (performed by CheckFree) to end users. In addition, if the sale of ISC is completed, Intuit expects to receive significant royalty payments from CheckFree in exchange for, among other things, Intuit enabling a direct electronic link between Quicken customers and CheckFree's back-end processing services. See "Overview - Pending Sale of ISC." As part of the proposed sale of ISC to CheckFree, Intuit and CheckFree have agreed that, following the expiration of Intuit's current contracts with financial institutions (which will be assumed by CheckFree), Intuit will allow CheckFree to access Quicken customers only on behalf of financial institutions that have been authorized by Intuit to connect to Quicken customers. Intuit expects that it will negotiate with financial institutions to receive a connectivity fee for allowing the financial institutions to connect to users of Intuit products using the OpenExchange Protocol. See "Overview - Internet Strategic Initiatives." However, there can be no assurance that these arrangements will generate significant revenue for Intuit. If the proposed agreement to sell ISC to CheckFree is not consummated as currently anticipated, Intuit expects that, in the near term, it would continue to operate its banking and bill payment services as currently operated.

Other Electronic Financial Services. Investor Insight is an online service accessible both through a stand-alone software product and certain versions of Quicken. Investor Insight gives users access to investment research tools, including stock price quotes, recent financial market news, analysts' ratings and research reports, analyses of price movements over five years and the ability to chart and analyze individual securities or groups of securities. Users are charged a monthly fee for the Investor Insight service. Investor Insight can be accessed through Quicken and QFN. ISC currently operates the servers that provide the Investor Insight service. If CheckFree's proposed purchase of ISC is completed as expected, Intuit will continue to receive all revenues generated by Investor Insight and CheckFree will continue to operate the servers, with Intuit reimbursing CheckFree for its direct costs in connection with such operation.

Quicken Financial Network, or QFN, is an Intuit web site that serves as a vehicle for offering some of Intuit's financial services (such as Investor Insight, Quicken InsureMarket and NETworth), as well as a source for other information and services relating to financial topics. The goal of QFN is to provide a location on the World Wide Web where consumers can access a variety of news, information, products and services to help them better manage their financial lives. Users can access QFN through versions of Quicken that include Netscape Navigator. In addition, users can access QFN by using any standard Internet connection and browser. There is no fee for accessing QFN except for telecommunications charges through phone companies and Internet service providers. The Company receives advertising revenue from companies that offer their services through QFN, but such revenues have not been material to date.

Quicken InsureMarket, offered by the Company's IIS subsidiary, provides an interactive Internet link between consumers and national insurance carriers and their agents, to enable consumers to obtain information about insurance. InsureMarket became available in a "preview" version in June 1996 and, as of October 1996, consumers in selected states can obtain quotes and other information concerning term life insurance from participating insurance carriers, contact agents for certain participating carriers, and purchase certain policies online. In the future, the Company expects that consumers will also be able to obtain similar services for auto, home owners' and small business insurance. IIS expects to derive revenue from these services through initial and ongoing annual participation fees from insurance companies that offer policies, as well as commissions on policies sold. IIS must provide these services in accordance with applicable state insurance regulations. See "Regulated Businesses."

NETworth is a mutual fund service available through Intuit's subsidiary, GALT. It provides investment resources for individual investors, including online presentations from approximately 60 mutual fund families, integrated with free mutual fund performance information from Morningstar, Inc.'s database of more than 7,500 mutual funds, net asset value and stock price graphs, quotes and the ability to keep track of a personal portfolio. NETworth can be accessed through QFN, or directly from the Internet. Intuit receives initial and ongoing annual participation fees from mutual fund companies that participate in the NETworth site, as well as flat monthly fees from such funds for some services.

Intuit's IntelliCharge(R) credit card service combines credit card use with software and communications technology to provide users of the Quicken Affinity Card (a credit card offered through Travelers' Bank) with an electronically transmitted statement from which data can be transferred to and categorized by Quicken. Customers who receive data via modem are not charged for this service. Intuit receives a fee from Travelers for each customer that signs up for a Quicken Affinity Card, as well as a portion of any interest charges paid by the customer. ISC currently performs certain processing functions in connection with the Intellicharge service. If CheckFree's proposed purchase of ISC is completed as expected, Intuit will continue to market the Intellicharge service and receive all revenues generated by it, and will pay CheckFree to continue providing processing services.

The market for electronic financial services is relatively new. Although demand for the Company's personal finance, small business accounting, tax preparation and other consumer software products and related supplies and electronic services has grown in recent years, the Company believes it must extend its business into electronic financial services in order to remain competitive. If this market fails to grow or grows more slowly than anticipated, or if the Company, despite an investment of significant resources, is unable to establish services that achieve a significant degree of acceptance in this new market, the Company's business, operating results and financial condition could be materially adversely affected. Further, entry into the electronic financial market carries with it additional liability risks. For example, errors in transactions or misdirection of funds can result in significant liability and, in certain cases, penalties may be mandated by federal law. In addition, certain software that is essential to communications among customers, financial institutions and the hub for online banking and bill payment services is provided and maintained by a single third party under a license agreement with Intuit. It is anticipated that, in connection with the proposed sale of ISC, the hub and the license for such software will be transferred to CheckFree. Although Intuit believes that it currently has a satisfactory contractual and business relationship with this third party, termination of this relationship could interrupt Intuit's ability to make available certain services. There can be no assurance that the Company's efforts to expand its electronic financial services will be effective, will reduce costs or will be accepted by consumers and merchants.

SUPPLIES

Intuit develops and markets a range of supplies designed to be used in conjunction with its personal and business finance software products to further automate transaction execution and record keeping. Intuit's line of supplies, which includes paper checks, invoice forms, envelopes, deposit slips and address stamps, enables users to save time and utilize professional-quality forms. Supplies generate recurring revenue and add value and functionality to Intuit's software products. Because virtually all of the supplies products involve printing to the customers' specifications, these products are sold directly to users. Customers receive supplies catalogs and order forms with most Intuit software products to encourage supplies sales. Users may also order electronically at any time using the Intuit Marketplace feature in Intuit's software products. Revenue from supplies products increased 21% from the twelve months ended July 31, 1994 to fiscal 1995, and 28% from fiscal 1995 to fiscal 1996, due to the growth of the Company's small business financial products, as well as enhanced direct marketing efforts that have enabled customers to purchase products directly by telephone. However, supplies revenue has declined as a percentage of total net revenue over the past three years. The Company faces increased competition and price pressure in its supplies business. The supplies business can also be negatively affected by changes in paper check printing and formatting requirements. In addition, demand for supplies may be negatively impacted as some of the Company's customers shift to electronic bill payment services.

In September 1995, the Company entered into an exclusive five-year contract with John H. Harland Co. ("Harland") to produce all of its computer checks, invoice forms and deposit slips. Harland is thus the sole source for Intuit's supplies products. Accordingly, Intuit's ability to provide its supplies products is dependent on continued good relations with this vendor, and the failure of Harland to continue to provide supplies on a timely basis would have a material adverse effect on Intuit's operating results and financial condition.

PRODUCT DEVELOPMENT AND MARKETING

Intuit believes that successful products must be easy to use and responsive to the specific needs and use patterns of its customers, and the Company strives to develop its products in accordance with these consumer marketing principles. Accordingly, Intuit attempts to define desirable new products and enhancements to existing products by conducting market research and working closely with its current and prospective customers to determine their needs and requirements and to obtain their input regarding desired product functions. New products and enhancements are then designed based on this consumer input and, when possible, field-tested by actual users who further critique the product and suggest modifications. Once a product is released, customer reactions and input continue to be monitored to assist in the development of product enhancements and upgrades.

In addition, Intuit strives to define and develop products and upgrades that will stimulate ongoing sales to repeat customers. For example, Intuit has developed certain complementary products that can share information when used in conjunction with other Intuit products. These integrated products provide added value and functionality to new and existing customers and expand Intuit's sales opportunities. Intuit also attempts to exploit new technologies such as CD-ROM and the Internet to expand the features and functions of its products and generate revenue from sales of upgrades.

The development of tax preparation software is unique in the personal computer software industry because a rigorous annual development cycle is mandated by the adoption of new tax laws and forms by the federal and state governments each year. The uncertain timing of the release of tax forms by the IRS and state government agencies and the complexity of the tax laws create a need for flexible, highly sophisticated development management schedules. Intuit uses the same development architectures for both its consumer and professional tax software products. This gives the Company increased operating leverage compared to tax preparation software companies that produce only consumer tax products or only professional tax products.

Intuit's research and development expenses for the twelve months ended July 31, 1994 were $28.7 million, compared to $57.3 million in fiscal 1995 and $75.6 million in fiscal 1996 (not including charges of $151.9 million, $52.5 million and $8.0 million, respectively, for purchased in-process research and development). Intuit substantially increased actual spending on research and development during fiscal 1995 in order to develop new products, as well as to adapt existing products for international markets. This pattern continued through fiscal 1996, as the Company devoted significant research and development resources to its electronic financial services, including the integration of Internet access, QFN and online banking and bill payment features into Quicken, as well as to developing products for the Windows 95 platform. The Company intends to continue to increase research and development spending in absolute dollars during fiscal 1997.

Software products such as those offered by the Company often contain errors or "bugs" that can adversely affect the performance of the products, produce incorrect results and/or damage a user's data. If products are released that contain errors, the Company may lose customer acceptance of its products, as well as market share, and may be required to issue maintenance releases or pay refunds or other compensation to users. Any of such steps, if taken, could have a material adverse effect on Intuit's operating results. In the past, the Company has discovered significant software defects in its products that have adversely affected its business and operating results. For example, during 1995 the Company notified its customers that several of its tax products for the 1994 tax year had defects and released revised versions of the software at no charge. These defects resulted in negative publicity, customer dissatisfaction and a $1.3 million expense in the second quarter of fiscal 1995. Less serious defects were discovered during fiscal 1996 and although the defects did not have a serious impact on customer satisfaction, the Company incurred expenses of approximately $1.2 million to correct the problem. In addition, as the Company expands its participation in the electronic financial services markets, software reliability and security demands will increase. The Company is working to improve its quality assurance and test procedures, and with the fall 1996 introduction of its Quicken Live(TM) feature in its Quicken line of products, the Company will be able to provide "patches" for software defects to online customers more quickly via electronic delivery. However, there can be no assurance that errors or omissions will not be found in new products or releases after commencement of commercial shipments, resulting in substantial costs, negative publicity, customer dissatisfaction, loss of market share or failure to achieve any significant degree of market acceptance. Any such occurrence could have a material adverse effect upon the Company's business, operating results and financial condition.

Intuit currently has a number of new product development efforts under way or planned to commence in the future. There can be no assurance that the Company will be successful in developing, introducing and marketing product enhancements, new products and services, or versions of existing products and services for other platforms, or will not experience difficulties that could delay or prevent the successful development, introduction or marketing of these products and services, or that its new or enhanced products and services will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. Delays in the commencement of commercial availability of new or enhanced products and services may result in customer dissatisfaction and delay or loss of revenue. If the Company is unable, for technological or other reasons, to develop and introduce new or enhanced products or services in a timely manner in response to changing market conditions or customer requirements, or if such new or existing products and services do not achieve a significant degree of market acceptance, the Company's business, operating results and financial condition would be materially adversely affected.

Since its inception, Intuit has relied on a variety of marketing approaches and has applied consumer mass marketing concepts from other industries to the marketing of software products. Examples include Intuit's use of direct-response TV and radio advertising and consumer public relations and its early penetration of emerging low-price retail channels such as computer superstores, discount chains, and warehouse and club stores.

The markets in which the Company competes are characterized by ongoing technological developments, frequent new product announcements and introductions, evolving industry standards, changing customer requirements and new competitors. The introduction of products and services embodying new technologies and the emergence of new industry standards and practices, including changes in tax laws, regulations or procedures, can render existing products obsolete and unmarketable. The Company's future success depends upon its ability to enhance its existing products and services, develop new products and services that address the changing requirements of its customers, develop additional products and services for new or other platforms and environments (such as the Internet) and anticipate or respond to technological advances, emerging industry standards and practices and changes in tax laws, regulations and procedures in a timely, cost-effective manner. In response to major industry changes reflected by the increasing popularity of the Internet among consumers and financial service providers, the Company has expanded its Internet strategy. See "Overview - Internet Strategic Initiatives." There can be no assurance that such initiatives can be successfully implemented or that they will result in increased revenue or profits for the Company. Conversely, there can be no assurance that consumers' use of the Internet, particularly for commercial transactions, will continue to increase as rapidly as it has during the past few years.

SALES AND DISTRIBUTION

Intuit markets its products through distributors and retailers, by direct sales to new and existing customers and to OEMs. A small but increasing proportion of direct sales are made via the Internet. Certain foreign markets are also addressed by developer-distributors that both produce and distribute products locally and pay royalties to Intuit. The Company's electronic financial services are currently sold to end users primarily through banks and other financial institutions, with a smaller proportion sold directly to Intuit customers.

Revenue generated from sales to retailers and distributors accounted for 68% of total revenue during the ten months ended July 31, 1994, compared to 59% during fiscal 1995 and 58% during fiscal 1996. Intuit's products are carried broadly by retail software outlets, computer superstores, office and warehouse clubs and general mass merchandisers. North American sales to the retail channel are made both by Intuit directly to retailers such as Best Buy, Egghead, Price Costco and Sam's, and by distributors, including Ingram, and GT Interactive, to such dealers as CompUSA, Office Depot, Computer City, Staples, Office Max and Walmart. In the ten months ended July 31, 1994, fiscal 1995 and fiscal 1996, sales to Ingram accounted for 14%, 12% and 13% of the Company's net revenue, respectively, and sales to Merisel accounted for 14%, 8% and 5% of net revenue, respectively. No other customer accounted for more than 10% of net revenue during these periods. See Note 8 of Notes to Consolidated Financial Statements.

To augment its retail sales efforts, Intuit from time to time has participated in creating bundled product offerings with other hardware and software manufacturers in OEM relationships. To date, the majority of bundles have been for special editions of Quicken for Windows that have more limited feature sets than the standard version of the product. In some cases, OEMs purchase fully-assembled products directly from Intuit, although recently the trend has been towards "diskless" bundles, under which the OEM pre-installs the software on personal computers or included CD-ROMs and includes only documentation. The prices that Intuit receives for OEM sales are typically significantly lower than distributor or direct sale prices, and in certain instances, OEMs receive the products at no cost. While this practice generates little revenue and reduces Intuit's operating margins in the short term, the Company believes that this channel is strategically important because it allows the Company to acquire large numbers of new customers with the potential to generate future sales of software upgrades, electronic financial services and other Intuit products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Twelve Months Ended July 31, 1996 and 1995." The practice is also important in responding to the current competitive environment for personal finance software. See "Competition."

Direct sales continue to be an important sales channel for Intuit, particularly for small business and tax products and products offered through Parsons. For example, during fiscal 1996, all of Intuit's professional tax and supplies products and tax table service revenues, approximately 37% of its small business accounting product revenues, and approximately 39% of its personal tax software product revenues were from sales directly by Intuit to end users utilizing targeted direct-mail solicitations and direct-response advertising in selected magazines and newspapers. In addition, almost all Parsons sales are made through direct-mail offers and outbound telemarketing. Intuit believes that direct-mail advertising, in addition to generating orders, stimulates retail demand and increases general consumer awareness of Intuit's products. Accordingly, during fiscal 1996, the Company expanded its direct marketing activities in order to sell products directly to its growing registered customer base and to reach potential new customers.

Payment terms for retailers and distributors are generally net 30 to 45 days. The Company has a liberal return policy for its distributors and retailers, although they are encouraged to make returns within certain time periods, particularly for tax products. The Company generally has an unconditional return policy for consumers who purchase products directly from the Company. Historically, the Company's returns have not materially varied from reserves established for such returns.

INTERNATIONAL

Intuit has developed versions of Quicken for sale in Australia, Canada, France, Germany, Spain, the United Kingdom, Austria, South Africa and certain Latin American countries, and versions of QuickBooks for the United Kingdom, Germany, Australia and South Africa. Milkyway, the Company's Japanese subsidiary, now offers a Windows 95 version of Kobanto, a small business software product, as well as other products. Intuit also produces personal tax preparation products for certain international markets: QuickTax in Canadian and Australian markets and QuickSteuer(R) in Germany. In June 1995, the Company purchased the tangible assets and intellectual property of Mysterious Pursuit, an outside developer of tax software for the Australian, German, New Zealand and United Kingdom markets. During fiscal 1996, the Company closed its operations in Australia and has integrated certain of these products into the Intuit product line. Intuit may introduce versions of its products in other countries based on customer demand and available resources.

The development of products for foreign markets requires substantial additional time, effort and expense because of the large differences among countries' financial practices and cultures. Although international revenue has been limited to date, Intuit believes that it may increase substantially over the next several years. The Company intends to establish additional international operations, hire additional personnel and recruit additional international resellers in order to attempt to increase international revenue. Although the Company did experience significant growth in international operations in fiscal 1996, its German subsidiary had experienced delays in two critical product launches in the second quarter of fiscal 1996, resulting in late delivery of products to retail channels and excess inventory levels in the distribution channel. In addition, international growth slowed from the first half of fiscal 1996 to the second half of fiscal 1996, due to general weakness in European consumer software markets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Twelve Months Ended July 31, 1996 and 1995" and Note 8 of Notes to Consolidated Financial Statements. To the extent that the Company is unable to expand international revenue in a timely and cost-effective manner, the Company's business, operating results and financial condition could be materially adversely affected. There can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products.

The Company's international revenue is currently denominated in a variety of foreign currencies and the Company does not currently engage in any hedging activities. Although exposure to currency fluctuations to date has been insignificant, there can be no assurance that fluctuations in the currency exchange rates in the future will not have a material adverse effect on the Company's business, operating results and financial condition. See Note 1 of Notes to Consolidated Financial Statements. Additional risks inherent in the Company's international business activities include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, fluctuations in foreign currency values, difficulties in collecting payment, difficulties in managing international operations, compliance with a wide variety of financial reporting requirements and systems, which can result in accounting and forecasting errors, potentially adverse tax consequences including repatriation of earnings, reduced protection for the Company's intellectual property rights and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international revenue and, consequently, the Company's business, operating results and financial condition.

CUSTOMER SERVICE AND TECHNICAL SUPPORT

Intuit provides technical support and customer service for its products by telephone, mail, facsimile, electronic bulletin boards and modem. Intuit has installed sophisticated call-handling and facsimile processing equipment to improve the efficiency of its support and customer service operations. The Company operates major telephone support centers in Tucson, Arizona; Fredericksburg, Virginia; Hiawatha, Iowa; Downers Grove and Aurora, Illinois (where ISC is currently located); and Rio Rancho, New Mexico. In addition, the Company's supplies business has a telesales and service center in Mountain View, California. During periods of peak call volumes, Intuit hires substantial numbers of temporary employees, and also outsources part of its customer service function, to assist the full-time staff in serving customers. Despite its efforts to staff and equip its customer service and support functions appropriately, from time to time during peak periods Intuit's ability to respond to customer orders and support calls in a timely manner may be temporarily impaired due to constraints on available personnel or internal systems. In addition, delays in order fulfillment, and events such as the occurrence of unexpected product errors, may result in unusually high volumes of customer calls that temporarily exceed Intuit's response capacity. For example, the Company experienced significant operational problems as a result of inadequacies in certain of its systems, procedures and controls when, during the quarter ended January 31, 1995 and following weeks, Intuit's existing direct order entry systems were unable to process all of the orders received on a timely basis. This resulted in a number of problems, including adverse publicity, lost business and customer dissatisfaction. During fiscal 1996, the Company's online banking and bill payment customers experienced difficulties in connecting to these services, requiring the Company to invest in correcting certain operational problems during the fiscal year. Such occurrences in the future can be expected to adversely affect Intuit's customer relationships and sales.

In the future, Intuit will be required to continue to improve its management controls and reporting systems and procedures on a timely basis as well as to expand, train and manage its employee work force. These tasks are made more difficult as a result of the seasonal nature of the Company's business, and the challenges these tasks pose will require substantial time and attention from management. To address these areas, during fiscal 1996, the Company made significant investments in facilities and infrastructure related to customer service and technical support, devoted significant resources to increase staffing and training of customer service and support personnel in order to increase capacity and improve service levels, and invested in correcting operational problems relating to its network services. Although the Company is taking steps to improve its internal systems, procedures and controls, there can be no assurance that the Company will be successful in doing so. Failure to do so would have a material adverse effect upon the Company's business, operating results and financial condition.

In the past, the Company has generally not charged customers for technical support and customer services. However, during fiscal 1996 it began charging its QuickBooks and QuickBooks Pro customers for telephone support. The Company believes that this step is consistent with industry trends in the small business products market. The Company also began charging for support on older DOS versions of Quicken during fiscal 1996. The Company's primary competitors in the personal finance market do not currently charge customers for support services. The Company may institute support fees for other products in the future. The Company will evaluate its recent decisions to implement support fees in light of customer reaction, and will consider adjusting its policies if there is significant unfavorable customer reaction. There has been no significant adverse customer reaction to date with respect to QuickBooks and Quicken for DOS support fees. However, there can be no assurance that these new policies will not have a material adverse impact on customer relations.

MANUFACTURING AND SHIPPING; BACKLOG

Intuit outsources the majority of its software manufacturing and distribution, including diskette purchase and duplication, printing of manuals and boxes, assembly of final product, and shipping. Outsourcers are contractually required to adhere to strict quality guidelines defined and measured by Intuit. Intuit maintains a small in-house manufacturing and distribution facility to ship a large number of products that have a relatively small volume, predominantly to direct customers. Customer returns for direct sales are primarily handled in-house, while returns from the retail distribution channel are handled primarily by a third party. Intuit normally ships products within one week after receipt of an order, with the exception of tax preparation software. Orders for tax software are usually taken beginning in late April (for professional tax products) and in late September (for consumer tax products) and the tax products are shipped when available, typically between October and March. Intuit has relatively little backlog at any time and does not consider backlog to be a significant indicator of future performance.

SEASONALITY; QUARTERLY FLUCTUATIONS IN REVENUE AND OPERATING RESULTS

The Company's business has experienced, and is expected to continue to experience, substantial seasonality, due principally to the timing of the tax return preparation season, the timing of product launches for new or updated versions of products and, to a lesser extent, to consumer software buying patterns. Sales of the Company's tax products are concentrated in the period from November, when certain professional tax products are released, through March, when consumers purchase the products in advance of the April 15 tax return filing deadline. Sales of the Company's Quicken product are typically strongest during the year-end holiday buying season. As a result of these seasonal patterns, the Company generated income from operations before acquisition-related charges during its fiscal quarters ended January 31, 1995 and 1996 and April 30, 1995 and 1996. Intuit normally experiences significant losses from operations before acquisition-related charges during its July and October fiscal quarters because lower seasonal revenues are more than offset by continuing operating expenses necessary to support direct marketing campaigns, research and development and infrastructure requirements, among other items. See
Note 11 of Notes to Consolidated Financial Statements. The Company's historically reported quarters have not reflected the full effect of this seasonal pattern, principally because, with the exception of Milkyway, all of the Company's business acquisitions were accounted for using the purchase method of accounting, and therefore included the revenues and expenses of the acquired companies only from the closing dates of the acquisitions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company's quarterly operating results have fluctuated significantly in the past, and are likely to fluctuate significantly in the future, based upon a number of factors. In addition to seasonal factors described above, the Company's quarterly operating results can be affected significantly by the number and timing of new product or version releases by the Company, the timing of product announcements or introductions by the Company's competitors, discretionary marketing and promotional expenditures, research and development expenditures and a variety of non-recurring events, such as acquisitions. Products are generally shipped as orders are received, so the Company's backlog at any given time is not material. Consequently, quarterly sales and operating results depend primarily on the volume and timing of orders received during the quarter, which are difficult to forecast. A significant portion of the Company's operating expenses are relatively fixed, and planned variable expenditures are based on sales forecasts. If revenue levels are below expectations, operating results are likely to be materially adversely affected. In particular, net income, if any, may be disproportionately affected because only a small portion of the Company's expenses varies with revenue in the short term. In response to competition, the Company may also choose to reduce prices or increase spending, which may adversely affect the Company's operating results and financial condition.

Although the Company has experienced significant growth in revenue in recent years, there can be no assurance that the Company will sustain such revenue growth in the future or be profitable on an operating basis in any specific future period. Due to the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. The unpredictability of the Company's financial results may have a significant impact on the market value of the Company's common stock. For example, following the second quarter of fiscal 1996, the Company announced that its net income for fiscal 1996 would not increase from fiscal 1995. This projection was below the expectations of public market analysts and investors and the price of the Company's common stock was materially adversely affected. It is possible that in future periods, the Company's revenue or operating results may differ from expectations and that the price of the Company's common stock may fluctuate as a result. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" and "- Certain Factors that May Affect Future Results."

COMPETITION

The markets for the Company's products, both domestic and international, are intensely competitive, subject to rapid change and characterized by constant pressures to reduce prices, incorporate new product features and accelerate the release of new products and product enhancements. Intuit believes that the principal competitive factors in the software industry are product features and quality, reliability, ease of use, brand name, access to distribution channels, quality of support services, and price. The Company encounters competition from a number of sources, and many of the Company's competitors or potential competitors, notably Microsoft Corporation ("Microsoft"), have significantly greater financial, technical and marketing resources and broader product lines than the Company. A variety of potential actions by any of the Company's competitors, including reduction of product prices, increased promotion, announcement or accelerated introduction of new or enhanced products, product giveaways or product bundling could have a material adverse effect on the Company's business, operating results and financial condition. The software industry, including the Company, has experienced a significant platform shift from DOS to Windows, and more recently to Windows 95. There is increased competition on the Windows and Windows 95 platforms, including lower-priced products or free promotional products that compete with the Company's software. In order to respond to these competitive factors, the Company may use price reductions and/or other promotional offers, resulting in reduced gross margins. Prolonged price competition would have a material adverse effect on Intuit's business, operating results and financial condition. As platform shifts and other technological changes continue to occur, there are risks that competitors may respond more quickly than the Company to new or emerging technologies or changes in customer requirements such as the introduction of new personal computer software or hardware platforms or changes in online or financial telecommunications technology. Accordingly, it is possible that current or potential competitors could rapidly acquire significant market share. Conversely, it is possible that customers may not accept a platform that the Company has chosen or will choose to pursue. Further consolidation of the software industry or changes in the personal computer industry could lead to increased competition in technological innovation and pricing strategies.

Only a small percentage of products introduced in the consumer software market achieves any degree of sustained market acceptance. There can be no assurance that the Company will be able to successfully compete against current or future competitors or that competitive pressures faced by the Company will not have a material adverse effect upon its business, operating results and financial condition.

The Company expects that Microsoft will be a formidable competitor in the markets in which the Company currently competes and will compete in the future. In connection with the Company's proposed merger with Microsoft that was announced in October 1994 and terminated in May 1995, the Company shared business information with Microsoft. Although the Company believes only a limited amount of confidential information was disclosed to Microsoft, there can be no assurance that Microsoft will not use information made available to it to compete with the Company. Microsoft's Money products are being aggressively promoted with free product offers through various distribution channels, including the Internet. Microsoft also includes Money in its Home Essentials software package, and can be expected to take additional actions to distribute its products to a wide customer base. These actions will create additional competitive pressure for the Company's Quicken products.

In addition to Microsoft, the Company's products and services also compete with products and services offered by a number of other companies, many of which have greater resources and/or broader product lines than the Company. In the market for personal finance products, the Company also competes with MECA Software, Inc. (a company owned by a consortium of banks, including Bank of America and NationsBank), among others. In addition, the Company faces increasing competition from financial institutions, such as Citibank, Charles Schwab and others, that are developing their own financial software and web sites. Such institutions could opt to support only their internally developed products, both Quicken as well as proprietary products, or a wide variety of software solutions. The Company's small business products compete with Peachtree accounting software from ADP, as well as products from Sage and BestWare, among others. In the personal tax area, the Company competes with Block Financial Corporation and Computer Associates, Inc., among others. The professional tax preparation market is highly fragmented. Intuit's principal competition includes Arthur Andersen, Lacerte Software Corporation, Commerce Clearing House/Computax, SCS/Compute, Creative Solutions, Pencil Pushers, Inc. and CLR Fasttax. Because there are relatively low barriers to entry, the Company expects competition to increase from both established and emerging companies to the extent the markets addressed by the Company continue to develop and expand.

In the area of electronic financial services, the online banking and bill payment services provided to financial institutions customers by the Company are in competition with Visa Interactive, as well as a number of banks such as Wells Fargo, NationsBank, Bank of America and Citibank. It is possible that some or all of the financial institutions that currently have contractual arrangements with the Company will begin to offer their own online banking and/or bill payment services. If the Company's sale of ISC to CheckFree is completed as expected, the Company will no longer be competing directly in the "back-end" bill pay processing market. Investor Insight and NETworth compete with large, established online financial publishers such as Dow Jones, ValueLine and Morningstar. The principal competitors for the Company's QFN web site are the financial areas on online services, as well as standalone financially-oriented web sites like Quote.com.

Intuit's supplies products compete with those of a number of business forms companies, such as Deluxe Business Systems, New England Business Services and Moore Business Forms. In addition, several direct mail check printers have begun offering computer checks and forms in addition to their personal check lines. Intuit believes that its success in the supplies business results from a number of factors, including its direct access to its software user base through in-box advertising, price, service, product quality, speed of delivery and guaranteed compatibility with Intuit software products. There can be no assurance, however, that these factors will continue to allow Intuit to maintain its existing level of, or generate additional, supplies revenue.

MANAGEMENT OF GROWTH

The Company has experienced significant growth during the past three years, both internally generated and through mergers and acquisitions. Since September 1993, Intuit has acquired ChipSoft, Best's professional tax product line, ISC, Parsons, Mysterious Pursuit's tax software technology, PNI, IIS and GALT, and has added support centers in Tucson, Arizona; Fredericksburg, Virginia; Hiawatha, Iowa; Downers Grove and Aurora, Illinois; and Rio Rancho, New Mexico. These acquisitions and additions have expanded the Company's size and number of product lines, increased the number of its employees and resulted in the Company having a number of geographically dispersed domestic offices and operations, in addition to expanding international offices and operations. There are significant risks associated with this growth. Certain of the Company's acquisitions have involved issuances of equity securities, the incurrence of debt and contingent liabilities, and amortization expenses related to goodwill and other intangible assets, which have adversely affected the Company's operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations." The Company's ability to integrate and organize its new businesses and to successfully predict and manage its growth will require improvements in its operational, financial and management information systems. Although the Company has taken steps to improve its internal processes, it has experienced significant operational difficulties in its order entry and shipping systems and in providing technical support to customers in the past. See "Customer Service and Technical Support." It has also experienced excess capacity at certain call centers due to rapid expansion. There can be no assurance that similar problems will not occur in the future or that they will not have a material adverse effect on the Company's results of operations. In particular, the process of integrating acquired companies' operations, technologies and products into the Company's operations has in the past, and may in the future, result in unforeseen operating difficulties and expenditures, requiring significant management attention that would otherwise be available for the ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits of any specific acquisition will be realized.

The Company may in the future pursue new technologies or businesses, some of which may be accomplished internally and some of which may be accomplished through joint ventures or acquisitions of complementary product lines, technologies or businesses. Future acquisitions by the Company involve the risks described above, as well as the risks of entering markets in which the Company has no or limited direct prior experience, the potential loss of key employees of the acquired company and of Intuit, and the possibility of additional regulatory burdens. In the event that the Company pursues such new businesses or technologies, either through internal generation or through joint ventures or acquisitions, there can be no assurance that the Company's business, operating results and financial condition would not be materially adversely affected.

REGULATED BUSINESSES

Certain aspects of the Company's current products and services are subject to federal and state regulation, either directly or indirectly, as described below. It is possible that these products and services will become more heavily regulated in the future, or that other existing or new products and services will become subject to government regulation.

Quicken Investment Services, Inc. ("QISI"), the Company's subsidiary that offers Quicken Financial Planner and certain investment-related features of other Intuit products, is registered as an investment adviser under the federal Investment Advisers Act of 1940, and QISI and certain of its officers are registered under the investment adviser laws in certain states. As a result of this registration, QISI is subject to a variety of regulatory requirements that do not typically apply to software companies. Compliance with these regulatory requirements imposes restrictions on

QISI's business practices in a variety of areas, including advertising and distribution arrangements, and also requires allocation of material financial, legal and management resources. QISI could also be subject to liability and/or injunctive actions for failure to comply with investment adviser regulatory requirements.

The Company's IIS subsidiary, which runs the InsureMarket web site, is required to be licensed as an insurance producer by the insurance regulator of each state in which IIS engages in the solicitation, negotiation or effectuation of insurance policies. IIS is currently in the process of obtaining the necessary licenses in all fifty states. Until IIS is licensed as an insurance producer by a state, IIS will be unable to engage in any activities requiring such licensing. In addition to requiring an insurance producer license, state insurance laws regulate other business activities of IIS, including advertising, handling of fiduciary funds, information practices, record keeping and sharing of compensation with unlicensed parties. Failure to comply with such regulations could expose IIS to administrative penalties and sanctions. Compliance with the requirements of state insurance laws will require allocation of material financial, legal and management resources of IIS.

Certain bill payment services that the Company provides directly to consumers are subject to the Electronic Funds Transfer Act and regulations promulgated by the Federal Reserve Board and implemented by the Federal Trade Commission. Banking and bill payment services that the Company provides to financial institutions and, indirectly, to their customers, are not directly subject to regulation under certain laws and regulations applicable to banks and other financial institutions. However, the Company's provision of such services may indirectly be affected as a result of limitations that such laws and regulations may impose on financial institutions in their contractual arrangements with the Company. In addition, the Company has made changes in certain of its products to facilitate regulatory compliance by financial institutions. Moreover, to the extent that the Company serves as a third-party processor or service provider to banks and other financial institutions, the Company is directly subject to Federal Reserve Board regulations and to regulation by federal or state regulators of each such bank or financial institution, including the Office of the Comptroller of the Currency, the Office of Thrift Supervision, the Federal Reserve Bank for the district in which the given bank or financial institution is located, the Federal Deposit Insurance Corporation, the National Credit Union Administration and state banking regulators. Failure to comply with such regulations could expose the Company to penalties and sanctions, and compliance with such regulatory requirements requires allocation of material financial, legal and management resources of the Company. Certain of these regulatory requirements will become inapplicable following the planned sale of ISC.

The Company is currently evaluating additional electronic financial services, including investment account statement download and online trading capabilities. Although the Company will attempt to structure these services in a manner that minimizes regulatory burdens, it is possible that these services, or other investment-related services offered in the future, may require regulatory compliance, such as registration as a broker-dealer under federal and/or state securities or other applicable laws, or other regulation by state regulators. Even if the Company is not required to register as a broker-dealer, it may be impacted by broker-dealer regulations indirectly, as a result of limitations such regulations may impose on financial and investment institutions in their contractual arrangements with the Company.

PROPRIETARY RIGHTS

Intuit regards its software as proprietary and relies primarily on a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements, and other intellectual property protection methods to protect its products and technology. Intuit also has been granted seven patents and has eight patent applications pending with respect to methods of processing financial data and other processes used in certain of the Company's products. However, Intuit believes that the ownership of patents is not presently a significant factor in its business and that its success does not depend on the ownership of patents, but primarily on the innovative skills, technical competence and marketing abilities of its personnel. Intuit may not always own the software and related technologies used in its product and service offerings. For example, Intuit engaged an outside software development house to develop system software that routes data between Quicken users and banks. Ownership of this software was retained by the developer and is licensed to Intuit. Although Intuit believes that it currently has satisfactory contractual and business relationships with this developer, termination of this relationship could interrupt Intuit's ability to provide certain services.

Intuit generally has no signed license agreements with the end users of its products and does not copy-protect its software. In addition, existing copyright laws afford only limited protection, and it may be possible for unauthorized third parties to copy Intuit's products or to reverse engineer or obtain and use information that Intuit regards as proprietary. There can be no assurance that Intuit's competitors will not independently develop technologies that are substantially equivalent to, or superior to, Intuit's technologies. Policing unauthorized use of Intuit's products is difficult and, while Intuit is unable to determine the extent to which software piracy of its products exists, software piracy can be expected to be a persistent problem. In addition, the laws of certain countries in which Intuit's products are or may be distributed do not protect Intuit's products and intellectual property rights to the same extent as the laws of the United States.

Intuit believes that its products, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties. From time to time, however, Intuit has received communications from third parties asserting that features or content of certain of its products, or its use of certain trademarks, may infringe upon intellectual property rights of such parties. To date, no such claim has resulted in currently pending litigation except as described in "Legal Proceedings" or in the payment of any claims. However, Intuit cannot predict whether the impact of any known claims will be material. As the number of software products in the industry increases and the functionality of these products further overlaps, Intuit believes that software products increasingly will become the subject of claims that they infringe the rights of others. There can be no assurance that third parties will not assert infringement claims against Intuit in the future or that any such assertion will not result in costly litigation or require Intuit to obtain a license to intellectual property rights of third parties. There can be no assurance that such licenses will be available on reasonable terms, or at all.

EMPLOYEES

As of September 30, 1996, Intuit and its domestic subsidiaries had approximately 3,184 full-time domestic employees, and its international subsidiaries had an aggregate of 290 full-time employees. Intuit and its employees are not parties to any collective bargaining agreements, and Intuit believes that its relations with its employees are good. The Company has an employment agreement with William V. Campbell (the Company's President and Chief Executive Officer) that is terminable at will by either party. Intuit believes its future success and growth will depend in large measure upon its ability to attract and retain qualified technical, management, marketing, product development and sales personnel. Although the Company believes it offers competitive compensation, there is intense competition in the software industry for qualified personnel and the Company, like many of its competitors, has experienced difficulty hiring and retaining employees. In particular, employee morale and retention have been hindered by recent significant declines in the price of the Company's common stock, which reduced or eliminated the value of stock options held by many employees. To address this problem, in September 1996, the Company offered to lower the exercise prices on existing options to the fair market value of the Company's common stock on September 18, 1996 for all outstanding options with a higher exercise price (except options held by the Company's Chief Executive Officer and Senior and Executive Vice Presidents). Any option holder electing to reprice an option will not be permitted to exercise the repriced option, even if it is vested, for a certain period of time. See Note 12 of Notes to Consolidated Financial Statements.

ITEM 2
PROPERTIES

The Company's principal offices are located in Mountain View, California, with additional leased office and manufacturing space in Palo Alto and San Diego, California. The Mountain View facilities are occupied pursuant to long-term leases entered into in November 1994. These facilities will replace the Company's facilities in Palo Alto in a staged move that began in December 1995 and is currently expected to be completed during calendar 1997. Intuit has committed to spend approximately $47.2 million for the Mountain View leases over their remaining terms (which range from seven to eight years). Two of the Mountain View buildings are not currently occupied but are subleased by Intuit in their entirety. In June 1995, the Company entered into a build-to-suit lease for approximately 140,000 square feet of new office space in San Diego to replace existing facilities. The relocation to this new facility was completed in June 1996. Intuit has committed to spend approximately $15.2 million for the new San Diego lease over its eight-year term.

In addition to the facilities noted above, Intuit leases property in Tucson, Arizona and Fredericksburg, Virginia (where two of the Company's call centers are located); Hiawatha, Iowa (where its Parsons subsidiary, as well as a new call center, are located); Downers Grove and Aurora, Illinois (where its ISC subsidiary and a call center are located); Pittsburgh, Pennsylvania (where GALT is located); Alexandria, Virginia (where IIS is located); and in Canada, England, France, Germany, Japan and the Netherlands (where foreign subsidiaries are located). Intuit occupies its call center facilities in Rio Rancho, New Mexico, pursuant to a long-term financing arrangement under which the Company will take title to the property for a nominal sum in September 2014. See Note 4 of Notes to Consolidated Financial Statements. Intuit also owns two additional properties in Hiawatha, Iowa, which are occupied by its Parsons subsidiary.

Intuit believes that its facilities are adequate for its current and near-term needs and that additional space is available to provide for anticipated growth.

ITEM 3
LEGAL PROCEEDINGS

On March 29, 1994, Joann McGovern filed a class action lawsuit against ChipSoft (which was subsequently merged into the Company) in the Chancery Division, Circuit Court of Cook County, Illinois, on behalf of the plaintiff and other purchasers of the 1993 HeadStart version of the Company's TurboTax tax preparation software (the "Product"). The plaintiff asserts claims for breach of express and implied warranties and violation of the Illinois Consumer Fraud Act and seeks, on behalf of herself and purported class members, refund of the purchase price as well as consequential and punitive damages. The plaintiff claims that the packaging of the Product was false and misleading in that it did not adequately apprise purchasers of the need to obtain the final version of TurboTax (which the plaintiff admits was available free of charge) in order to prepare final tax forms for filing with the IRS. In October 1995, the Company obtained summary judgment on the plaintiff's claims for breach of express and implied warranties. On January 4, 1996 the plaintiff's motion for class certification for the Illinois Consumer Fraud Act claim was denied. The plaintiff is seeking judicial review of an issue relating to this determination. On September 19, 1996 the Company filed a motion for summary judgment on the plaintiff's Illinois Consumer Fraud Act claim, with a hearing currently scheduled for December 12, 1996. The Company believes that the plaintiff's claims are without merit and intends to defend the litigation vigorously.

On August 23, 1995, Interactive Gift Express, Inc. filed a patent infringement suit in the United States District Court for the Southern District of New York against the Company and seventeen other defendants alleging infringement of U.S. Patent No. 4,528,643 and seeking unspecified damages. Interactive Gift Express subsequently changed its name to E-Data Corp. The complaint did not specify which products of the Company allegedly infringed the patent, and did not indicate which claims of the patent are allegedly infringed. On August 26, 1996, the plaintiff filed a report identifying which claims of the patent were allegedly infringed and providing its interpretation of the claims, and also stating that the Company was infringing the subject patent by "selling software online." The parties have not yet begun to engage in discovery, which the Company believes may be material. Although discovery has not yet commenced, based on the investigation conducted by the Company to date and a review of its products, the Company believes that the complaint is without merit and intends to defend the litigation vigorously.

On June 26, 1996, Barbara Hubbard, a former corporate controller of the Company, filed a lawsuit against the Company and its Chairman, its President and its former Chief Financial Officer, in the Santa Clara County, California, Superior Court, alleging sex discrimination, wrongful discharge, breach of contract, defamation and violations of the California Labor Code. The complaint seeks damages in an unspecified amount. The Company has answered the complaint, denying all material allegations, with the individual defendants demurring. Intuit believes that the complaint is without merit and intends to defend the litigation vigorously.

On July 31, 1996, Trio Systems L.L.C. ("Trio") filed a lawsuit against the Company in the U.S. District Court, Central District of California (Los Angeles) alleging copyright infringement and violation of a license agreement. The complaint seeks declaratory relief, rescission and $60 million in damages. Trio alleges that the Company infringed Trio's copyrights in certain software by, among other things, allegedly violating the license that was attached to the software in various forms, and by allegedly making copies of the software without the authorization of Trio, or in violation of various terms of the license. Trio also contends that the Company has violated the terms of the license by publishing software that contains software belonging to Trio under conditions that allegedly violate the terms of the license. The Company answered the complaint on September 3, 1996, denying all material allegations, and discovery is proceeding. On September 30, 1996, Trio filed a motion for a preliminary injunction seeking to prevent the Company from shipping any Intuit products containing Trio software, including Quicken products. The Company has filed a response to this motion and a hearing on the motion is scheduled for October 28, 1996. The Company intends to oppose the motion vigorously and expects that its new Quicken products will be available for purchase on October 24, 1996. Although discovery has just begun, based on the investigation conducted by the Company to date and a review of its products, the Company believes that the complaint is without merit and intends to defend the litigation vigorously.

Financial Courseware Ltd. ("FCL"), an Irish company, has a software product named "Intuition" that is used for teaching financial terminology within institutions. FCL has opposed the Company's application to register "Intuit" as a trademark in Canada, Germany, Switzerland and the United Kingdom. In Switzerland, the Company's application was rejected, and the Company has appealed. The oppositions remain pending in the other three countries. In December 1995, FCL initiated proceedings against Intuit Ltd. (the Company's United Kingdom subsidiary) in Ireland seeking to enjoin use of the Intuit mark in Ireland and accounting for damages. A response and counterclaim have been filed denying all claims and seeking to restrict FCL's rights under its registration. Direct negotiations among the principals of FCL and the Company have commenced, but it is too soon to determine how the matter will be resolved.

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. Management currently believes that the ultimate amount of liability, if any, with respect to any pending actions, either individually or in the aggregate, will not materially affect the financial position, results of operations or liquidity of the Company. However, the ultimate outcome of any litigation is uncertain. If an unfavorable outcome were to occur, the impact could be material. Furthermore, any litigation, regardless of outcome, can have an adverse impact on the Company as a result of defense costs, diversion of management resources and other factors.

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the quarter ended July 31, 1996.


EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

The executive officers and key employees of Intuit are as follows:

NAME                             AGE    POSITION
----                             ---    --------

Scott D. Cook                    44     Chairman of the Board of Directors
William V. Campbell              56     President, Chief Executive Officer and Director
Michael A. Ahearn                49     Vice President, Human Resources
Mari J. Baker                    31     Vice President and General Manager, Personal Finance Group
Eric C.W. Dunn                   38     Senior Vice President, Consumer/International Division
Alan A. Gleicher                 44     Vice President, Sales
Mark R. Goines                   43     Vice President and General Manager, International Group
William H. Harris, Jr.           40     Executive Vice President, Financial Services and Tax Division
James J. Heeger                  40     Chief Financial Officer and Senior Vice President, Finance,
                                        Customer Services and Operations
Virginia L. Miller               45     Treasurer and Director of Investor Relations
John Monson                      41     Senior Vice President, Small Business Division
Carl J. Reese                    39     Vice President, Tax Software Engineering
Daniel N. Rudolph                39     Vice President and General Manager, Banking Services
Greg J. Santora                  45     Corporate Controller
William C. Shepard               53     Vice President and General Manager, Professional Products Group
William L. Strauss               38     Vice President, Customer Services
Catherine L. Valentine           44     General Counsel and Corporate Secretary
Larry J. Wolfe                   45     Vice President and General Manager, Personal Tax Products Group

--------------------------

Mr. Cook, a founder of Intuit, has been a director of the Company since March 1984 and Intuit's Chairman of the Board of Directors since March 1993. From March 1984 to April 1994, he also served as President and Chief Executive Officer of Intuit. Mr. Cook also serves on the board of directors of Broderbund Software, Inc. Mr. Cook holds a Bachelor of Arts degree in economics and mathematics from the University of Southern California and a Masters in Business Administration from Harvard University.

Mr. Campbell joined Intuit as its President and Chief Executive Officer and a director in April 1994. Mr. Campbell was President and Chief Executive Officer of GO Corporation, a pen-based computing software company, from January 1991 to December 1993. He was President and CEO of Claris Corporation, a software subsidiary of Apple Computer Inc., from 1987 to January 1991. Mr. Campbell also serves on the board of directors of SanDisk, Inc. Mr. Campbell holds both a Bachelors and a Masters degree in economics from Columbia University.

Mr. Ahearn joined Intuit as its Vice President of Human Resources in September 1993. From 1987 to 1993, he held a variety of human resources roles within Apple Computer, Inc., including Vice President Worldwide Human Resources for Claris Corp., Apple's wholly-owned software subsidiary, from 1991 to 1993. Mr. Ahearn holds a Bachelor of Arts degree in economics from Amherst College and a Masters in Business Administration from Boston College.

Ms. Baker became Intuit's Vice President and General Manager of the Personal Finance Group in July 1996. From April to July 1996, she served as Vice President of the Company's Financial Supplies Group, and she served as Vice

President of International from September 1994 to April 1996. From January 1994 through September 1994, Ms. Baker was Vice President of Marketing for Now Software, Inc., a personal and small business software company. Ms. Baker first joined Intuit in April 1989 and served in various marketing positions until she left the Company in December 1993. Ms. Baker holds Bachelor of Arts degrees in economics and sociology from Stanford University. Ms. Baker also serves on the Board of Trustees for Stanford University.

Mr. Dunn became Senior Vice President of the Consumer/International Division in July 1996. He served as Vice President and General Manager of Intuit's Personal Finance Group from May 1994 to July 1996, and served as the Company's Chief Financial Officer and a director from September 1986 to December 1993. He also served as Intuit's Corporate Secretary from March 1991 to December 1993. From December 1993 to May 1994, Mr. Dunn was an Intuit Fellow. Mr. Dunn holds a Bachelor of Arts degree in physics and a Masters in Business Administration from Harvard University.

Mr. Gleicher joined Intuit as Vice President of Sales in December 1993. From September 1990 until Intuit's acquisition of ChipSoft in December 1993, Mr. Gleicher served as ChipSoft's President, Personal Tax Division. Mr. Gleicher has a Bachelors degree in economics and business finance from San Diego State University. He also earned a certificate from the Marketing Management Program at Stanford University.

Mr. Goines became Vice President and General Manager of the International Group in April 1996. He initially joined Intuit as Vice President and General Manager of Personal Tax Products in December 1993 in connection with the Company's acquisition of ChipSoft. From April 1991 to December 1993, Mr. Goines served as the Director of Product Management of ChipSoft. Mr. Goines holds a Bachelor of Science degree and a Masters in Business Administration from the University of California at Berkeley.

Mr. Harris became an Executive Vice President of Intuit in December 1993, in connection with the Company's acquisition of ChipSoft. He has been head of the Financial Services and Tax Division since July 1996. From January 1992 to December 1992, Mr. Harris served as President and Chief Operating Officer of ChipSoft; and from June 1991 to January 1992, he was Executive Vice President and Chief Operating Officer of ChipSoft. Mr. Harris earned a Bachelor of Arts degree in American Studies from Middlebury College in Vermont and a Masters in Business Administration from Harvard University.

Mr. Heeger became Chief Financial Officer of the Company in April 1996, and has been Senior Vice President in charge of the Finance, Customer Services and Operations functions since July 1996. He served as Vice President and General Manager of the Company's Supplies Group from December 1993 to April 1996 and served as Intuit's Vice President of Operations from August 1993 to December 1993. From September 1982 to August 1993, Mr. Heeger served in a number of marketing and operations roles at Hewlett-Packard Company. From 1987 to August 1993, he was responsible for distribution of Hewlett-Packard's personal computer products. Mr. Heeger received a Bachelor of Science degree in management from the Massachusetts Institute of Technology and a Masters in Business Administration from Stanford University.

Ms. Miller joined the Company as Treasurer and Director of Investor Relations in March 1996. From 1985 through 1995, Ms. Miller was Treasurer of The Vons Companies, Inc., a retail supermarket company. Ms. Miller holds a Bachelor of Arts degree in liberal arts from the University of Illinois and a Masters in Business Administration from DePaul University.

Mr. Monson became Senior Vice President of the Small Business Division in July 1996. He served as Vice President and General Manager of Intuit's Business Products Group from May 1994 to July 1996 and as Intuit's Vice President of Marketing from January 1989 to May 1994. Mr. Monson holds a Bachelor of Arts degree in mathematics from Whitman College and a Masters of Management degree in marketing and finance from Northwestern University.

Mr. Reese became the Vice President of Tax Software Engineering in December 1993 in connection with the Company's acquisition of ChipSoft. Mr. Reese joined ChipSoft in October 1992 as its Vice President of Tax Software Engineering. Prior to joining ChipSoft, Mr. Reese was employed by Jostens Learning Corporation, an educational software company, where he served as Director of Instructional Management Systems from May 1990 to October 1992. Mr. Reese holds a Bachelor of Science degree from Lehigh University.

Mr. Rudolph became Vice President of the Banking Business Division in August 1996. He has served as General Manager of the division since February 1996. From June 1993 to February 1996, he served as Director of Marketing for the Company's Business Products Group. Prior to joining Intuit, Mr. Rudolph was employed by Mark Products, Inc., a manufacturer of pressurization and leak locating equipment, software and services for the telecommunications industry, where he served as Executive Vice President and Chief Operating Officer from 1987 to 1993. Mr. Rudolph holds a Bachelor of Arts degree in economics from Williams College and a Masters in Business Administration from Stanford University.

Mr. Santora joined Intuit as Corporate Controller in January 1996. From 1983 to 1995, Mr. Santora held a variety of senior financial positions at Apple Computer Inc., including Senior Finance Director of Apple Americas from May 1992 to January 1996 and Director of Internal Audit from May 1991 to May 1992. Mr. Santora, who is a certified public accountant, holds a Bachelor of Science degree in accounting from the University of Illinois and a Masters in Business Administration from San Jose State University.

Mr. Shepard became Intuit's Vice President of the Professional Products Group in December 1993 in connection with the Company's acquisition of ChipSoft. Mr. Shepard joined ChipSoft in February 1993 as its Director of Development, GUI Income Tax Applications and became Vice President and General Manager of its Professional Products Group in July 1993. Prior to joining ChipSoft, Mr. Shepard was employed by SCS/Compute & Accountants Microsystems, Inc., where he served in various capacities, including Executive Vice President, Product Development and Support from May 1990 through January 1993. Mr. Shepard holds a Bachelor of Science in mathematics from the University of Washington.

Mr. Strauss has been Intuit's Vice President of Customer Services since December 1993. He also served as Vice President of Operations from December 1993 to May 1995. Mr. Strauss was the Director of Operations at ChipSoft from August 1992 until the Company's acquisition of ChipSoft in December 1993. From July 1989 until August 1992, Mr. Strauss was Senior Vice President of Customer Service and Credit at Hanover Direct, a direct marketing catalog company. Mr. Strauss holds a Bachelors degree in accounting from Syracuse University.

Ms. Valentine joined Intuit as General Counsel in September 1994 and has served as Corporate Secretary since April 1996. From November 1993 to September 1994, she was General Counsel of Macromedia, Inc., a multimedia software tools company. Ms. Valentine was General Counsel of GO Corporation, a pen-based computing software company, from September 1991 to November 1993. Ms. Valentine holds Bachelor of Arts degrees in finance and economics from the University of Illinois and a Juris Doctorate from the University of Chicago.

Mr. Wolfe became Vice President and General Manager of the Company's Personal Tax Group in April 1996. He had been the director of technical support and sales for the Company's Professional Tax Group from March 1994 to April 1996. From January 1990 to March 1994, Mr. Wolfe was Vice President of Direct Link Software, Inc. ("DLS") and its successors. DLS was a privately held software company from January 1990 to March 1993, when it was acquired by ChipSoft in March 1993. ChipSoft was subsequently acquired by the Company in December 1993. Mr. Wolfe holds a Bachelor of Science degree in business administration from the University of Southern California and is a certified public accountant.

PART II
ITEM 5
MARKET FOR REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION FOR COMMON STOCK

On July 20, 1995, the Company's Board of Directors authorized a two-for-one stock split in the form of a stock dividend of one share of common stock paid for each share of the Company's common stock that was issued and outstanding at the close of business on August 4, 1995. The stock dividend was distributed on August 21, 1995. All share prices provided below have been adjusted to reflect the stock split.

Intuit's common stock began trading over the counter in March 1993 and is quoted on the Nasdaq National Market under the symbol "INTU." The following table sets forth, for the periods indicated, the range of high and low closing sale prices per share as reported on the Nasdaq National Market:

                                                         High          Low
                                                         ----          ---
         FISCAL 1995

               First quarter                           35-9/32       17-1/2
               Second quarter                           34-7/8       32-3/8
               Third quarter                            41-7/8       31-3/8
               Fourth quarter                           43-3/4           31

         FISCAL 1996

               First quarter                                72       40-5/8
               Second quarter                               87       53-1/4
               Third quarter                            67-5/8           43
               Fourth quarter                           55-1/2       33-1/2

HOLDERS

As of September 30, 1996, there were approximately 1,000 holders of record of the Company's common stock, representing approximately 30,000 beneficial holders.

DIVIDENDS

The Company has not paid any cash dividends on its capital stock to date. The Company currently anticipates that it will retain all future earnings, if any, for use in its business and does not anticipate paying any cash dividends on its capital stock in the foreseeable future.

ITEM 6
SELECTED CONSOLIDATED FINANCIAL DATA

The following selected condensed consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto appearing elsewhere in this Form 10-K. In August 1994, the Company changed its fiscal year end to July 31 from September 30.

FIVE-YEAR SUMMARY                                                               TEN MONTHS
                                                      YEARS ENDED                 ENDED                  YEARS ENDED
                                                      SEPTEMBER 30,              JULY 31,                  JULY 31,
                                                 -------------------------      ----------        --------------------------

CONSOLIDATED STATEMENT OF OPERATIONS DATA:         1992            1993            1994             1995             1996
                                                 ---------       ---------      ----------        ---------        ---------
(in thousands, except per share data)

Net revenue .................................    $  97,683       $ 132,792       $ 210,376        $ 419,160        $ 538,608
Costs and expenses:
   Cost of goods sold:
      Product ...............................       31,401          41,493          55,151          110,322          136,470
      Amortization of purchased software
        and other (1) .......................         --              --            18,558           11,369            1,399
   Customer service and technical
      support ...............................       16,216          23,425          36,664           75,113          106,872
   Selling and marketing ....................       27,304          33,047          51,381          109,382          142,319
   Research and development .................       10,631          14,290          26,125           57,332           75,558
   General and administrative ...............        4,255           6,227          12,861           26,437           33,153
   Charge for purchased research and
      development (1) .......................         --              --           151,888           52,471            8,043
   Other acquisition costs, including
      amortization of goodwill and
      purchased intangibles (1) .............         --              --            40,412           41,775           40,570
                                                 ---------       ---------       ---------        ---------        ---------
Income (loss) from operations ...............        7,876          14,310        (182,664)         (65,041)          (5,776)
Microsoft merger termination fee, net (2) ...         --              --              --             41,293             --
Interest and other income and expense, net ..          151             460           1,171            3,748            7,646
                                                 ---------       ---------       ---------        ---------        ---------

Income (loss) from continuing operations
  before income taxes .......................        8,027          14,770        (181,493)         (20,000)           1,870
Provision for income taxes ..................        2,930           5,350           2,481           24,296           16,225
                                                 ---------       ---------       ---------        ---------        ---------
Income  (loss) from continuing operations....        5,097           9,420        (183,974)         (44,296)         (14,355)
Loss from operations of discontinued
  operations, net of income tax benefit
  of $3,725 (3) .............................           --              --              --               --           (6,344)
                                                 ---------       ---------       ---------        ---------        ---------
Net income (loss) ...........................    $   5,097       $   9,420       $(183,974)       $ (44,296)       $ (20,699)
                                                 =========       =========       =========        =========        =========
Income (loss) per share from continuing
   operations ...............................    $    0.24       $    0.40       $   (5.34)       $   (1.07)       $   (0.32)
Loss per share from discontinued
   operations ...............................         --              --              --               --              (0.14)
                                                 ---------       ---------       ---------        ---------        ---------
Net income (loss) per share .................    $    0.24       $    0.40       $   (5.34)       $   (1.07)       $   (0.46)
                                                 =========       =========       =========        =========        =========
Shares used in computing net income
   (loss) per share .........................       21,666          23,350          34,454           41,411           45,149
                                                 =========       =========       =========        =========        =========



                                                 SEPTEMBER 30,                           JULY 31,
                                            -----------------------       --------------------------------------

CONSOLIDATED BALANCE SHEET DATA:              1992           1993           1994           1995           1996
                                            --------       --------       --------       --------       --------
(in thousands)

Cash, cash equivalents and short-term       $  9,608       $ 41,622       $ 87,185       $197,775       $198,018
   investments .........................
Working capital ........................       9,924         41,990         68,675        164,281        169,724
Total assets ...........................      41,097         97,120        257,593        398,605        418,020
Notes payable and other long-term
  liabilities...........................        --              689          3,715          8,770          5,583
Total stockholders' equity .............      21,055         54,896        183,872        280,399        299,235

--------------
(1) See Note 2 of Notes to Consolidated Financial Statements for a discussion of the Company's material acquisitions.
(2) See Note 9 of Notes to Consolidated Financial Statements for an explanation of the Microsoft merger termination fee.
(3) See Note 12 of Notes to Consolidated Financial Statements for an explanation of discontinued operations.

ITEM 7
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS: The following discussion contains forward-looking statements that are subject to risks and uncertainties. Statements indicating that the Company "expects," "estimates" or "believes" are forward-looking, as are all other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements contained in this discussion and other sections of this Form 10-K. Such factors include, but are not limited to: the growth rates of the Company's market segments; the positioning of the Company's products in those segments; the Company's ability to effectively manage its various businesses, and the growth of its businesses, in a rapidly changing environment; the timing of new product introductions; retail sell-through of the Company's products; the emergence of the Internet, resulting in new competition and unclear consumer demands; the Company's ability to adapt and expand its product offerings for the Internet environment; variations in the cost of, and demand for, customer service and technical support; price pressures and the competitive environment in the consumer and small business software and supplies industry; the possibility of calculation errors or other "bugs" in the Company's software products; the emergence of the electronic financial services marketplace; the cost of implementing the Company's electronic financial services strategy; consumer acceptance of online financial service offerings; the Company's ability to establish successful strategic relationships with financial institutions and processors of financial information; changing alliances among financial institutions and other strategic partners; the emergence of competition from these entities as well as from other software companies; changes in laws that may govern any of the Company's products or services; the timing and consumer acceptance of new product releases and services (including current users' willingness to upgrade from older versions of the Company's products); the consummation of possible acquisitions; the Company's ability to integrate acquired operations into its existing business; the Company's ability to successfully transition its online banking and bill payment operations to CheckFree Corporation; possible fluctuations in value of the Company's investment in CheckFree Corporation; and the Company's ability to penetrate international markets and manage its international operations. Additional information on these and other risk factors is included elsewhere in this Form 10-K.

OVERVIEW

The Company experienced significant growth during the twelve months ended July 31, 1996. Fiscal 1996 net revenue increased 28% to $538.6 million as compared to $419.2 million for the twelve months ended July 31, 1995. Acquisitions occurring during the twelve months ended July 31, 1996 and 1995 and the ten months ended July 31, 1994 are described by transaction below. Due to the pending sale of Intuit Services Corporation (ISC), as described below and in Note 12 of Notes to Consolidated Financial Statements, the results for fiscal year 1996 have been adjusted to account for ISC as discontinued operations. With respect to quarterly results, it should be noted that the Company's net revenue varies significantly by quarter due to seasonality in consumer buying patterns, particularly in sales of the personal and professional tax return preparation products, which mostly occur in the November through March time frame, as well as the timing of new and upgrade product releases.

The Company's earnings and stock price have been and may continue to be subject to significant volatility, particularly on a quarterly basis. The Company has previously experienced shortfalls in revenue and earnings from levels expected by securities analysts, which has had an immediate and significant adverse effect on the trading price of the Company's common stock. This may occur again in the future. Additionally, the Company participates in a highly dynamic industry, which often results in significant volatility of the Company's common stock price. In particular, the impact of, and investors' assessment of the impact of, the market's acceptance and adoption rate of electronic financial services, on the Company's business may result in significant increases in the volatility of the Company's stock price. In addition, the trend towards Internet-based products and services could have a material adverse effect on sales of the Company's products which may not be offset by sales of the Company's software products.

In September 1996, the Company announced three Internet-related strategic initiatives designed to accelerate the adoption of electronic financial data exchange and communication by individuals, small businesses and their financial service providers. First, the Company announced plans to "open" the architecture of its software products to financial service providers so that such providers can connect directly through the Internet to their customers who use Intuit products. Second, the Company announced that it would coordinate efforts with several third parties to develop a comprehensive framework for exchanging financial data over the Internet in an integrated collection of specifications and protocols called OpenExchange. Thirdly, the Company announced the signing of an agreement pursuant to which it plans to sell its banking and bill payment processing subsidiary, ISC, to CheckFree. See "Business - Internet Strategic Initiatives" and Note 12 of Notes to Consolidated Financial Statements for further discussion.

FISCAL YEAR CHANGE

Effective August 1, 1994, the Company changed its fiscal year end from September 30 to July 31 in order to better align its financial reporting cycle with the business cycles of its tax and finance software products. Consequently, the Company's audited consolidated financial statements included herein reflect the ten months ended July 31, 1994, and the twelve months ended July 31, 1995, and July 31, 1996. Unaudited financial information for the twelve months ended July 31, 1994 is presented below under "Results of Operations - Twelve Months Ended July 31, 1995 and 1994" for comparative purposes.

ACQUISITIONS AND DIVESTITURE

In December 1993, the Company completed its acquisition of ChipSoft, which was treated as a purchase for accounting purposes. The total purchase price of $306.4 million in common stock, stock options, and acquisition costs ($255.3 million net of tangible assets acquired) and approximately $11.0 million relating to the tax effecting of identified intangibles were allocated as follows: $150.5 million to in-process research and development, $33.5 million to intangible assets, and $82.3 million to goodwill.

In April 1994, the Company acquired certain assets of Best's professional tax preparation business for an initial purchase price of $6.5 million in cash. The purchase agreement calls for a cash "earnout" payment based on the amount of revenue derived by the Company from former Best customers and the number of Best customers who purchased the Company's professional tax products by April 1996. The Company is currently negotiating this payment with Best and believes the obligation is insignificant. Of the purchase price, $5.8 million was allocated to intangible assets.

In July 1994, the Company completed its acquisition of National Payment Clearinghouse, Inc., which subsequently changed its name to ISC, for consideration of $7.6 million in common stock and cash. ISC currently provides electronic banking back-end processing services, bill payment, stock quote retrieval services and access to Intuit's web site for consumers via their modems and personal computers. The acquisition was treated as a purchase for accounting purposes. Of the purchase price, $1.4 million was allocated to in-process research and development, $6.0 million to intangible assets, and $2.1 million to goodwill.

On September 16, 1996, the Company announced plans to sell ISC to CheckFree Corporation in exchange for 12.6 million shares of CheckFree common stock, approximately 23% of the resulting 54.0 million CheckFree shares outstanding. As of September 13, 1996, the CheckFree stock to be exchanged in the transaction was valued at approximately $227.6 million. The Company intends to account for its investment in CheckFree using the cost method of accounting. Accordingly, the Company plans to sell approximately two million shares of CheckFree acquired in the transaction. Subject to regulatory and CheckFree stockholder approval, as well as other conditions, the transaction is expected to be finalized by early calendar year 1997. ISC's revenue accounted for less than 3% of Intuit's total net revenue in fiscal 1996. The Company is accounting for the sale of ISC as discontinued operations for fiscal year 1996. ISC's results in 1995 and 1994 were immaterial. See Note 12 of Notes to Consolidated Financial Statements.

In September 1994, the Company completed its acquisition of Parsons, which was treated as a purchase for accounting purposes. Under the terms of the agreement, the Company paid approximately $28.8 million in cash and issued approximately 1,800,000 shares of the Company's common stock to Parsons' stockholders at the date of the acquisition. In the first quarter of fiscal 1996, the Company paid an additional $2.7 million in cash as deferred consideration. The total purchase price of approximately $67.3 million which, in addition to the above amounts, included 138,038 shares of common stock to be paid for certain non-competition agreements, was allocated as follows: $44.0 million to in-process research and development, $14.0 million to intangible assets and $9.9 million to goodwill.

In June 1995, the Company completed its acquisition of PNI, a developer of technology to provide online investment research data. The acquisition, which was accounted for as a purchase, had an aggregate purchase price of approximately $10.4 million in common stock and acquisition costs. Of the purchase price, $8.5 million was allocated to in-process research and development, $183,000 to identified intangible assets and $166,000 to goodwill. The amount of the purchase price allocated to in-process research and development was charged to the Company's operations at the time of the acquisition. In addition to the in-process research and development charge, the Company incurred acquisition-related charges of $1.6 million in fiscal 1995 related to the termination of a conflicting license agreement.

In June 1995, the Company acquired certain assets of Mysterious Pursuit for consideration of approximately $1.1 million. Mysterious Pursuit, an Australian company, was the Company's outside developer of tax software for the Australian, German and United Kingdom markets. The purchase price of $1.1 million was allocated to identified intangible assets. Mysterious Pursuit's operations were discontinued during fiscal 1996.

In January 1996, the Company completed its acquisition of Milkyway, which was treated as a pooling of interests for accounting purposes. Milkyway is a provider of PC-based financial software in Japan. In addition to the issuance of 650,000 shares of common stock, the Company recorded acquisition related expenses of $0.6 million for legal and other professional fees.

In June 1996, the Company completed its acquisition of IIS, a developer of an Internet based system designed to allow consumers to obtain personalized insurance information from national insurance carriers via the World Wide Web. The acquisition, which was treated as a purchase for accounting purposes, had a purchase price of approximately $9.0 million. Under the terms of the agreement, the Company issued 169,181 shares of Intuit common stock and 3,255 options to purchase Intuit common stock to IIS stockholders at the date of acquisition. Approximately $8.0 million of in-process research and development was expensed.

Subsequent to year end, in September 1996 the Company completed its acquisition of GALT, a provider of mutual fund information on the Internet. The acquisition will be treated as a purchase for accounting purposes. Under the terms of the agreement, GALT's stockholders received a combination of common stock and stock options valued at approximately $9.0 million. The purchase price of approximately $9.0 million will be allocated to identified intangible assets and goodwill.

Consistent with the Company's test for internally developed software, for each of these acquisitions the Company determined the amounts allocated to developed and in-process research and development based on whether technological feasibility had been achieved and whether there was any alternative future use for the technology. Due to the absence of detailed program designs, evidence of technological feasibility was established through the existence of a completed working model at which point functions, features and technical performance requirements can be demonstrated. As of the respective dates of the acquisitions, the Company concluded that the in-process research and development had no alternative future use after taking into consideration the potential for usage of the software in different products, resale of the software and internal usage.

Acquisition-related costs reduced net income by approximately $97.7 million and $53.5 million for the twelve months ended July 31, 1995 and July 31, 1996, respectively, including charges in these periods of $52.5 million and $8.0 million, respectively, for purchased research and development. Assuming no additional acquisitions, other than those discussed above, and no impairment of value causing an acceleration of amortization, the net income effect of future amortization, not including amortization related to the GALT acquisition, is anticipated to be approximately $18.4 million, $3.4 million, $1.2 million, and $0.4 million for the years ended July 31, 1997 through 2000, respectively. Because of the high levels of non-cash amortization expense arising from the various acquisitions discussed above, the Company may report losses in future periods including the fiscal year ending July 31, 1997.

Although the Company believes the above transactions were in the best interests of the Company and its stockholders, there are significant risks associated with these transactions. The acquisitions have expanded the Company's size, product lines, personnel and geographic locations. The Company's ability to integrate and organize these new businesses and successfully manage its growth will necessitate improvements in its operational, financial and management information systems. Although the Company has taken steps to improve its internal processes, it has experienced significant operational difficulties in its order entry and shipping systems and in providing technical support to customers in the past, and there is no assurance that similar problems will not occur in the future or that they will not have a material adverse effect on the Company's results of operations. The divestiture of ISC, if consummated, will result in the elimination of the Company's direct participation in the online banking and bill payment processing business. If the divestiture of ISC to CheckFree is concluded, the Company's planned investment in the share of CheckFree common stock to be issued to the Company in that transaction could decrease in value due to market fluctuations and the success or failure of CheckFree. If such decline was determined to be other than temporary, charges to earnings would result. There is also a risk that the Company will be unable to divest the CheckFree common stock shares quickly because of contractual and legal restrictions on the sale of such shares and the relatively large percentage of proposed ownership of CheckFree common stock by the Company.

RESULTS OF OPERATIONS

Management believes that a comparison of the twelve months ended July 31, 1995 to the ten months ended July 31, 1994 is not meaningful because of the difference in the length of reported periods. Therefore, this discussion and analysis of results of operations compares the audited twelve-month period ended July 31, 1996 to the audited twelve-month period ended July 31, 1995, and the audited twelve-month period ended July 31, 1995 to the unaudited twelve-month period ended July 31, 1994. Due to the favorable timing of the acquisition of ChipSoft, the results for the twelve months ended July 31, 1994 include substantially all of ChipSoft's 1994 tax season revenue. However, ChipSoft's seasonally low revenue and high operating expenses for the period prior to December 13, 1993 are not reflected in the Company's reported results for the entire twelve months and, thus, the period is not representative of business results anticipated for the Company after the ChipSoft acquisition. Results of operations include Milkyway for all periods presented, but include other acquisitions only from their respective acquisition dates.

TWELVE MONTHS ENDED JULY 31, 1996 AND 1995

Set forth below are certain consolidated statement of operations data as a percentage of revenue for the twelve months ended July 31, 1996 and 1995:

                                                                           TWELVE MONTHS ENDED JULY 31,
                                                             ---------------------------------------------------------
                                                                      1995                           1996
                                                             --------------------------     --------------------------

(dollars in thousands)                                        Dollars      % of Revenue      Dollars      % of Revenue
                                                             ---------     ------------     ---------     ------------

Net revenue:
    Software .........................................       $ 360,032           85.9%      $ 462,972           86.0%
    Supplies .........................................          59,128           14.1          75,636           14.0
                                                             ---------          -----       ---------          -----
                                                               419,160          100.0         538,608          100.0
Costs and expenses:
    Cost of goods sold:
        Product ......................................         110,322           26.3         136,470           25.3
        Amortization of purchased software and other .          11,369            2.7           1,399            0.3
    Customer service and technical support ...........          75,113           17.9         106,872           19.8
    Selling and marketing ............................         109,382           26.1         142,319           26.4
    Research and development .........................          57,332           13.7          75,558           14.0
    General and administrative .......................          26,437            6.3          33,153            6.2
    Charge for purchased research and development ....          52,471           12.5           8,043            1.5
    Other acquisition costs, including amortization
        of goodwill and purchased intangibles ........          41,775           10.0          40,570            7.5
                                                             ---------          -----       ---------          -----

            Total costs and expenses .................         484,201          115.5         544,384          101.0
                                                             ---------          -----       ---------          -----

Loss from operations .................................         (65,041)         (15.5)         (5,776)          (1.1)
Microsoft merger termination fee, net ................          41,293            9.8            --              --
Interest and other income and expense, net ...........           3,748            0.9           7,646            1.4
                                                             ---------          -----       ---------          -----

Income (loss) from continuing operations before
  income taxes .......................................         (20,000)          (4.8)          1,870            0.3
Provision for income taxes ...........................          24,296            5.8          16,225            3.0
                                                             ---------          -----       ---------          -----

Loss from continuing operations ......................         (44,296)         (10.6)        (14,355)          (2.7)
Loss from operations of discontinued operations,
   net of income tax benefit of $3,725 ...............            --              --           (6,344)          (1.1)
                                                             ---------          -----       ---------          -----
Net loss .............................................       $ (44,296)         (10.6)%     $ (20,699)          (3.8)%
                                                             =========          =====       =========          =====

NET REVENUE increased approximately 28% to $538.6 million for the twelve months ended July 31, 1996, compared to $419.2 million for the twelve months ended July 31, 1995. This increase resulted primarily from higher sales of both personal and professional versions of the Company's tax preparation products and, to a lesser extent, the release of new and upgraded versions of small business finance products such as QuickBooks 4.0, QuickBooks Pro and Kobanto in Japan, including "deluxe" and CD-ROM versions of certain products, which have higher average selling prices. Many of the Company's ProTax customers have also upgraded to higher priced Power Tax products, which contributed to the increase in net revenue over the prior year. In addition, net revenue from Parsons' operations increased to approximately $96.4 million in fiscal 1996 from $62.0 million in the period from September 27, 1994 (date of acquisition) to July 31, 1995. Unit sales of personal finance products (predominantly Quicken) increased in fiscal 1996 over fiscal 1995; however, since the majority of this increase resulted from higher volumes of OEM sales, which generate substantially lower per unit average selling prices, net revenue from these products remained flat in fiscal 1996 as compared to fiscal 1995. While the Company receives little revenue from these OEM sales in the short run, the Company believes this channel is strategically important because it allows the Company to acquire large numbers of new customers with the potential to generate future sales of software upgrades, electronic financial services and related software.

Also contributing to the increase in net revenue for fiscal 1996, as compared to fiscal 1995, was the introduction of additional international products, particularly in the UK, Canada and France. Net revenue from European operations was $20.2 million or 4% of net revenue in fiscal 1996, compared to $14.8 million or 4% of total net revenue in fiscal 1995. Net revenue from Asian operations (Milkyway) was $28.1 million or 5% of net revenue in fiscal 1996, compared to $23.4 million or 6% of net revenue in fiscal 1995. In April 1996, Milkyway released Kobanto, its first small business accounting software product for Windows. Although the Company did experience significant growth in its international operations, its German subsidiary had difficulty executing two critical product launches in the second quarter of fiscal 1996, resulting in late delivery of products to retail channels and excess inventory in the distribution channel. Because of this, net revenue generated by sales in Germany for fiscal 1996 was significantly lower than anticipated by the Company. There can be no assurance that sales of new versions of personal and small business finance products or international products will continue at the rate experienced in the past or that other such product launch difficulties will not be encountered in the future.

Software net revenue increased approximately 29% to $463.0 million for the twelve months ended July 31, 1996 from $360.0 million in the prior year, principally due to the increased product volumes and new product introductions discussed above.

Supplies net revenue increased by approximately 28% to $75.6 million for fiscal 1996, as compared with $59.1 million in the prior year, due to order increases in small business check, envelope and invoice products as the Company's customer base continues to grow. The gradual increase in upgrade sales as a percentage of total software revenue generally causes the growth of potential supplies customers to be slightly slower than the growth in software revenues. In fiscal 1997, supplies net revenue may be negatively impacted as some of the Company's software users may shift to electronic bill payment services. The Company is unable to quantify the effect, if any, of this potential shift on future net revenue.

Revenue is generally recognized at the time of shipment, net of allowances for estimated future returns and for excess quantities in distribution channels, provided that no significant vendor obligations exist and collections of accounts receivable are probable. Reserves are provided for quantities of current product versions that are considered excess, and for inventories of all previous versions of products at the time new product versions are introduced. Advance payments are recorded as deferred revenue until the products are shipped or services are provided. Rebate costs are provided at the time revenue is recognized. The Company provides warranty reserves at the time revenue is recognized for the estimated cost of replacing defective products. There can be no assurance that the reserves established by the Company will be sufficient to cover future returns of product, warranty, and rebate obligations.

The software industry, including the Company, is selling increasingly through alternative channels, such as OEM, or "bundling" products for a single low price. While this strategy introduces new customers to products, it also significantly reduces average selling prices. The software industry, including the Company, has experienced significant platform shifts in the past, such as from DOS to Windows and, more recently, to Windows 95. There is increased competition on the Windows and Windows 95 platforms, including lower priced products and free promotional products that compete with the Company's software. In order to respond to these competitive pressures, the Company may use price reductions and/or other promotional offers which would negatively impact net revenue and income from operations. As platform shifts continue to occur, there are risks that competitors could introduce new products before the Company's products are available on a particular platform or that customers may not accept a platform that the Company has chosen or will choose to pursue. Further consolidation of the software industry or changes in the personal computer industry could lead to increased competition in innovation and pricing strategies. The Company cannot quantify how much these factors have affected or will affect its business. In addition, a number of the Company's competitors have greater financial resources than the Company, potentially giving them a competitive advantage.

Although the Company believes there are opportunities in international markets, there can be no assurance that the Company's products will be accepted in these markets. Furthermore, there can be no assurance that the Company's new or upgraded products will be accepted, will not be delayed or canceled, or will not contain errors or "bugs" that could affect the performance of the product or cause damage to a user's data. If any of these events occurs, the

Company may experience reduced net revenue, loss of market share, increased maintenance release costs and higher technical support costs.

COST OF GOODS SOLD decreased to approximately 26% of net revenue for the year ended July 31, 1996 versus 29% for the prior year. Decreased amortization of purchased software resulting from the Company's acquisitions accounted for the majority of this decline. Excluding acquisition-related amortization costs, cost of goods sold would have been 25% of net revenue for fiscal 1996 and 26% for fiscal 1995.

Software cost of goods sold, excluding acquisition-related amortization costs, was approximately 23% of software net revenue for the year ended July 31, 1996 versus 24% for the previous twelve-month period. Supplies cost of goods sold was approximately 42% of supplies net revenue for the year ended July 31, 1996 compared to 43% for the year ended July 31, 1995. The Company has negotiated a long-term contract on the pricing of checks and plans to continually take actions to reduce the materials cost of all of its supplies products. However, there can be no assurance that margin improvements will be achieved or that current margins will be sustained.

In March 1995, the Company announced the identification of some calculation errors in certain circumstances in the consumer versions of the TurboTax and MacInTax products. During the quarter ended January 31, 1995 the Company recorded an expense of $1.3 million to cover the estimated cost of the free revisions and other associated costs. During the quarter ended January 31, 1996, a different set of less serious calculation errors were identified, and actions were taken during the quarter to notify users and provide fixes, resulting in approximately $1.2 million in warranty and related costs. There can be no assurance that such bugs will be identified prior to shipment of products in the future. Such bugs could have a material adverse effect on the Company's results of operations.

OPERATING EXPENSES. During fiscal 1995, the Company experienced significant operational problems as a result of inadequacies in certain of its systems, procedures and controls. For example, during the quarter ended January 31, 1995 and the weeks following, the Company's direct order entry systems were unable to process all of the orders received by the Company on a timely basis, which resulted in a number of problems including adverse publicity, lost business and customer dissatisfaction. These operational problems affected technical support and customer service expenses, selling and marketing expenses, and cost of goods sold in fiscal 1995. As described above, the Company identified calculation errors in some of its 1995 and 1996 tax products. The Company has guaranteed calculations in its tax products and will pay any penalties and interest due the IRS as a result of the calculation errors. As of July 31, 1996, claims made for such errors have been insignificant; however, additional claims may be received in the future.

The Company is unable to quantify the effect, if any, on future revenues of the adverse publicity the Company received regarding its operational problems or the identification of bugs. The Company has taken steps to correct and mitigate these problems; however, there can be no assurance that these or other problems will not occur in the future.

CUSTOMER SERVICE AND TECHNICAL SUPPORT costs were approximately 20% and 18% of net revenue, respectively, for the years ended July 31, 1996 and 1995. Customer service and technical support costs were higher during the year ended July 31, 1996, as compared to the prior year, partially due to a growing number of QuickBooks small business customers placing greater demands on customer support, and a significant increase in capacity, staffing, and training to improve service levels to address the problems encountered in fiscal 1995 discussed above. In addition, the Company has significantly increased spending in building customer and technical support capabilities to provide higher quality service to its electronic financial services customer base. During the second and third quarters of fiscal 1996, the Company invested in correcting operational problems that were causing its online service customers difficulty in connecting to network services. In addition, the year ended July 31, 1996 included technical support costs for Parsons for the full year, while the previous year included such costs for Parsons only from the acquisition date of September 27, 1994. Post-contract customer support costs are accrued at the time revenue is recognized, are included in customer service and technical support expenses and are not included in cost of goods sold.

The Company incurs a fixed base of support costs, which is augmented by seasonal staffing and third-party services during periods of seasonally higher sales. The Company previously offered customer service and technical support without charge. However, during fiscal 1996 the Company began charging QuickBooks customers for support. The Company will evaluate its decision to implement support fees and will consider adjusting its policies if there is significant unfavorable customer reaction. There can be no assurance that these policies will not have a material adverse effect on customer relations. See "Business - Customer Service and Support" for a discussion of risks associated with charging customers for support.

As discussed above, the Company received a large volume of customer calls in the period from January through March 1995 regarding shipping delays and calculation errors experienced in that period. Many customers called to inquire about their orders, resulting in overloaded phone lines and long hold times. The Company has significantly increased its capacity in this area, which has resulted in higher costs. However, even with the increased capacity, there can be no assurance that such delays and hold times will not occur in the future.

SELLING AND MARKETING expenses remained constant at approximately 26% of net revenue for the years ended July 31, 1996 and 1995. Selling and marketing costs increased in absolute dollars primarily as a result of new product launches, concentrated marketing efforts to support business initiatives for electronic financial services, and continued efforts to expand international market penetration, particularly in the United Kingdom, Germany, Canada, Japan, and France. The year ended July 31, 1996 included Parsons' sales and marketing costs for the full year while the year ended July 31, 1995, included such costs for Parsons only from the acquisition date of September 27, 1994. The Company expects selling and marketing expenses to continue to increase in the future as the Company releases and promotes new products and expands internationally; however, there can be no assurance that increased marketing spending will result in increased net revenue.

RESEARCH AND DEVELOPMENT expenses remained constant at approximately 14% of net revenue for the years ended July 31, 1996 and 1995. However, these expenses increased in absolute dollars in fiscal 1996 as the Company incurred significant research and development costs related to integration of Internet access, and Quicken Financial Network into its products. The Company expects to experience significant growth of research and development expenses for development efforts related to new and existing products and services, including foreign versions of its products.

Because online financial services is an emerging market with different competitors than the Company's core product offerings, there can be no assurance that the Company's products and services will be accepted in the market, will not be delayed or will compete effectively with competitors' products and services.

GENERAL AND ADMINISTRATIVE expenses were 6% of net revenue for each of the years ended July 31, 1996 and 1995. General and administrative expenses increased in absolute dollars by $6.7 million in fiscal 1996 due to merger expenses related to Milkyway and additional personnel and infrastructure to support the Company's growth. In addition, bad debt expense increased by approximately $2.6 million, primarily resulting from the increase in net revenue and higher collections risks.

MICROSOFT TERMINATION FEE. On May 20, 1995, the Company announced that its merger agreement with Microsoft had been terminated. The proposed merger had been opposed in a lawsuit brought by the U.S. Department of Justice, and the two companies were unable to agree to pursue the litigation. In the fourth quarter of fiscal 1995, the Company received a $46.3 million termination fee from Microsoft ($41.3 million net of related expenses). The after-tax benefit to the Company of this termination payment was approximately $25.6 million.

INTEREST AND OTHER INCOME AND EXPENSE, NET was approximately $7.6 million and $3.7 million for the years ended July 31, 1996 and 1995, respectively. The increase in net interest income in fiscal 1996 was primarily due to net proceeds of $80.1 million resulting from the Company's follow-on public offering and the Microsoft termination fee of $41.3 million, both of which were received in the fourth quarter of fiscal 1995, and to the increase in interest rates during fiscal 1996 as compared to fiscal 1995. Interest expense increased by $73,000 in the year ended July 31, 1996, as compared to the prior year, as a result of a loan entered into in fiscal 1995 for a new support facility built by the Company in Rio Rancho, New Mexico.

INCOME TAXES. For the year ended July 31, 1996, the Company recorded an income tax provision of $16.2 million for continued operations on pre-tax income of $1.9 million and a tax benefit of $3.7 million for discontinued operations on a pre-tax loss of $10.1 million. The tax provision on the total loss arose because of the non-deductible status of both the in-process research and development charges and the amortization of goodwill. There was no valuation allowance for net deferred tax assets of $23.6 million at July 31, 1996, based on management's assessment that current levels of anticipated taxable income will be sufficient to realize the net deferred tax assets.

TWELVE MONTHS ENDED JULY 31, 1995 AND 1994

Set forth below are certain consolidated statement of operations data as a percentage of revenue for the twelve months ended July 31, 1995 and 1994:


                                                                            TWELVE MONTHS ENDED JULY 31,
                                                             ----------------------------------------------------------
                                                                       1994                            1995
                                                             --------------------------     ---------------------------
                                                                     (unaudited)
(dollars in thousands)                                        Dollars      % of Revenue      Dollars       % of Revenue
                                                             ---------     ------------     ---------      ------------

Net revenue:
    Software .........................................       $ 190,920           79.7%      $ 360,032           85.9%
    Supplies .........................................          48,778           20.3          59,128           14.1
                                                             ---------          -----       ---------          -----
                                                               239,698          100.0         419,160          100.0
Costs and expenses:
    Cost of goods sold:
        Product ......................................          63,080           26.3         110,322           26.3
        Amortization of purchased software and other .          18,558            7.7          11,369            2.7
    Customer service and technical support ...........          40,876           17.1          75,113           17.9
    Selling and marketing ............................          59,069           24.6         109,382           26.1
    Research and development .........................          28,657           12.0          57,332           13.7
    General and administrative .......................          14,834            6.2          26,437            6.3
    Charge for purchased research and development ....         151,888           63.4          52,471           12.5
    Other acquisition costs, including amortization
        of goodwill and purchased intangibles ........          40,412           16.9          41,775           10.0
                                                             ---------          -----       ---------          -----

            Total costs and expenses .................         417,374          174.2         484,201          115.5
                                                             ---------          -----       ---------          -----

Loss from operations .................................        (177,676)         (74.2)        (65,041)         (15.5)
Microsoft merger termination fee, net ................            --              --           41,293            9.8
Interest and other income and expense, net ...........           1,329            0.6           3,748            0.9
                                                             ---------          -----       ---------          -----

Loss before income taxes .............................        (176,347)         (73.6)        (20,000)          (4.8)
Provision for income taxes ...........................           4,558            1.9          24,296            5.8
                                                             ---------          -----       ---------          -----

Net loss .............................................       $(180,905)         (75.5)%     $ (44,296)         (10.6)%
                                                             =========          =====       =========          =====

NET REVENUE increased approximately 75% to $419.2 million for the twelve months ended July 31, 1995, compared to $239.7 million for the twelve months ended July 31, 1994. The increase resulted in part from the inclusion of approximately $62.0 million in net revenue from Parsons' operations subsequent to September 27, 1994, and net revenue from ChipSoft's operations which increased to $104.5 million for the twelve months ended July 31, 1995, compared to $67.8 million from the date of the ChipSoft acquisition to July 31, 1994. Net revenue from European operations was 3% and 4% of total net revenue in 1994 and 1995, respectively. Net revenue from Asian operations was 7% and 6% of total net revenue in 1994 and 1995, respectively. Asian operations were the result of the Milkyway merger in January 1996. This was accounted for as a pooling of interests and, therefore, all reported periods have been restated to include Milkyway.

Software net revenue increased approximately 89% to $360.0 million for the twelve months ended July 31, 1995 from $190.9 million in the same period of the prior year, principally due to increased volumes, new product introductions and acquisitions. The release of new and upgraded finance products, including "deluxe" and CD-ROM versions of certain products, resulted in greater unit sales. Increases in average selling prices from "deluxe" products were partially offset by lower average selling prices on certain products sold through the OEM channel and a greater proportion of upgrade sales as compared with new product sales as the Company's core product lines mature.

Supplies net revenue increased approximately 21% to $59.1 million for the fiscal 1995 period as compared with $48.8 million in the prior year due to order increases in small business check, envelope and invoice products as the Company's customer base continued to grow.

COST OF GOODS SOLD decreased to approximately 29% of net revenue for the twelve months ended July 31, 1995 versus 34% for the prior twelve-month period. Decreased amortization of purchased software resulting from the Company's acquisitions accounted for the majority of this decline. Excluding acquisition-related amortization costs, cost of goods sold would have been approximately 26% of net revenue for both of the twelve-month periods ended July 31, 1995 and 1994.

Software cost of goods sold, excluding acquisition-related amortization costs, increased to approximately 24% of software net revenue for the twelve months ended July 31, 1995, as compared to approximately 21% in the twelve months ended July 31, 1994. Margin declines resulted from product and freight costs associated with expediting delayed orders and maintenance releases for consumer tax products and upgrade revenues. In addition, Parsons' lower priced product offerings included for the period after September 29, 1994 had higher cost-to-net-revenue ratios than other Intuit products. The Company achieved supplies margin improvements from a shift in product mix to business supplies and a reduction in materials costs, including a one-time price concession on previously purchased materials in the first quarter of fiscal 1995.

OPERATING EXPENSES. As previously discussed, during fiscal 1995, the Company experienced significant operational problems as a result of inadequacies in certain of its systems, procedures and controls. These operational problems affected technical support and customer service expenses, selling and marketing expenses, and cost of goods sold in fiscal 1995.

CUSTOMER SERVICE AND TECHNICAL SUPPORT costs were approximately 18% and 17% of net revenue, respectively, for the twelve-month periods ended July 31, 1995 and 1994. Customer service and technical support costs were higher during the twelve months ended July 31, 1995, as compared to the prior twelve month period, primarily as a result of increased customer calls regarding both the shipping delays in January 1995, discussed above, and tax product calculation errors. In addition, due to the favorable timing of the ChipSoft acquisition, ChipSoft's seasonally low revenues and high costs of operations from August 1 through December 12, 1993 are not reflected in the Company's results for the twelve months ended July 31, 1994. During fiscal 1995, the Company substantially completed the relocation of certain support functions to lower cost locations; however, there can be no assurance that future cost savings will be achieved. Post-contract customer support costs are accrued at the time revenue is recognized, are included in customer service and technical support expenses and are not included in cost of goods sold.

SELLING AND MARKETING expenses increased to approximately 26% of net revenue in fiscal 1995 compared to approximately 25% in fiscal 1994. Selling and marketing costs increased both in absolute dollars and as a percentage of net revenue primarily as a result of the inclusion of Parsons' operations from September 27, 1994, new product launches and continued efforts to expand international market penetration. In addition, because of the seasonality of the tax business and the timing of the 1993 ChipSoft acquisition, the Company experienced increased costs during the first four months of fiscal 1995 without a corresponding increase in net revenue during that period.

RESEARCH AND DEVELOPMENT expenses increased to 14% of net revenue for the twelve months ended July 31, 1995 from 12% of net revenue in the twelve months ended July 31, 1994. The significant increase, both in absolute dollars and as a percentage of revenue, was due to development efforts on new and existing products, including international versions of products, and investment in electronic banking service features. In addition, research and development expenses include Parsons' operations from September 27, 1994 and ChipSoft's operations from December 13, 1993. Because of the seasonality of the ChipSoft business, expenses are typically higher in the October quarter without corresponding net revenue during the same period. Because of the timing of the ChipSoft acquisition, the twelve months ended July 31, 1994 included the seasonally high net revenue of ChipSoft, but did not include its operating expenses prior to December 13, 1993.

GENERAL AND ADMINISTRATIVE expenses were 6% of net revenue during each of the twelve-month periods ended July 31, 1995 and 1994. However, general and administrative expenses increased in absolute dollars by $11.6 million in fiscal 1995 because of the inclusion of Parsons' and ChipSoft's operations from the dates of their respective acquisitions, as well as additional senior management personnel and infrastructure to support revenue growth. In particular, the Company significantly increased administrative support in its international offices, and increased its in-house legal and finance departments domestically. In addition, bad debt expense increased by approximately $1.4 million in relation to the increase in net revenue.

INTEREST AND OTHER INCOME AND EXPENSE, NET was $3.7 million and $1.3 million for the twelve months ended July 31, 1995 and 1994, respectively. The increase in net interest income was the result of higher cash balances arising from net proceeds of $80.1 million from a follow-on public offering of 2,200,000 shares of the Company's common stock in June 1995, the receipt of a $46.3 million ($25.6 million net of related expenses and income taxes) merger termination fee from Microsoft Corporation in May 1995 and cash generated from operations, partially offset by $28.8 million in cash paid for Parsons in September 1994. Interest expense increased by $203,237 in the twelve months ended July 31, 1995 as a result of a loan entered into in fiscal 1995 for a new support facility built by the Company.

INCOME TAXES. For the year ended July 31, 1995, the Company recorded an income tax provision of $24.3 million on a pretax loss of $20.0 million. The tax provision on the operating loss arose because of the non-deductible status of both the in-process research and development charges and goodwill amortization. There was no valuation allowance for net deferred tax assets of $21.6 million at July 31, 1995 based on management's assessment that current levels of taxable income would be sufficient to realize the net deferred tax assets.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company's business has experienced, and is expected to continue to experience, substantial seasonality, due principally to the timing of the tax return preparation season, timing of production launches for new or updated versions of products and, to a lesser extent, consumer software buying patterns. Sales of the Company's tax products are concentrated in the period from November, when certain professional tax products are released, through March, when consumers purchase the products in advance of the April 15 tax return filing deadline. Sales of the Company's Quicken products are typically strongest during the year end holiday buying season. As a result of these seasonal patterns, the Company generated significant income from operations before acquisition-related charges during its fiscal quarter ended January 31, 1996, with the quarter ended April 30, 1996 following as the second largest revenue generating quarter of the fiscal year. Because of these seasonal factors and a significantly increased level of operating expenses to support the Company's expanded infrastructure and development efforts, the Company incurred significant losses from operations before acquisition-related charges during its fiscal quarters ended July 31, 1995 and October 31, 1995. The Company expects to continue to report seasonal losses before acquisition-related costs and amortization in the July and October quarters of future fiscal years.

The Company's quarterly operating results have varied in the past, and are likely to vary in the future, significantly based upon a number of factors. In addition to seasonal factors, the Company's quarterly operating results can be affected significantly by the number and timing of new product or version releases by the Company, as well as a number of other factors including the timing of product announcements or introductions by the Company's competitors, discretionary marketing and promotional expenditures, research and development expenditures and a variety of non-recurring events such as acquisitions. Products are generally shipped as orders are received and, consequently, quarterly sales and operating results depend primarily on the volume and timing of orders received during the quarter, which are difficult to forecast. A significant portion of the Company's operating expenses are relatively fixed and planned expenditures are based on sales forecasts. Thus, if net revenue levels are below expectations, operating results are likely to be materially adversely affected. In particular, net income, if any, may be disproportionately affected because only a small portion of the Company's expenses vary with revenue in the short term. In response to competition, the Company may also choose to reduce prices or increase spending, which may adversely affect the Company's operating results and financial condition. Although the Company has experienced significant growth in revenue in recent quarters, there can be no assurance that the Company will sustain such revenue growth in the future or be profitable in any future period. Due to the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

The markets in which the Company competes are characterized by ongoing technological developments, frequent new product announcements and introductions, evolving industry standards, changing customer requirements and new competitors. The introduction of products and services embodying new technologies and the emergence of new industry standards and practices, including changes in tax laws, regulations or procedures, can render existing products obsolete and unmarketable. The Company's future success depends upon its ability to enhance its existing products and services, develop new products and services that address the changing requirements of its customers, develop additional products and services for new or other platforms and environments (such as the Internet) and anticipate or respond to technological advances, emerging industry standards and practices and changes in tax laws, regulations and procedures in a timely, cost-effective manner. In response to major industry changes reflected by the increasing popularity of the Internet among consumers and financial service providers, the Company has expanded its Internet strategy. See "Overview - Internet Strategic Initiatives." There can be no assurance that such initiatives can be successfully implemented or that they will result in increased revenue or profits for the Company. Conversely, there can be no assurance that consumers' use of the Internet, particularly for commercial transactions, will continue to increase as rapidly as it has during the past few years.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 1996, the Company had $198.0 million in cash and short-term investments, a $0.2 million increase from the July 31, 1995 balance of $197.8 million.

FISCAL 1996. Operating activities provided $61.5 million in cash during the year ended July 31, 1996, principally from $55.7 million generated from net income after adjustment for charges for purchased research and development, amortization of goodwill and other purchased intangibles, and depreciation. The Company's investing activities during fiscal 1996 consisted principally of $69.3 million in purchases of property and equipment and net purchases of short-term investments of $32.0 million. The Company's financing activities during fiscal 1996 provided $9.7 million due primarily to proceeds from the exercise of stock options.

FISCAL 1995. Operating activities provided $77.5 million in cash during the year ended July 31, 1995, principally from $72.6 million generated from net income after adjustment for charges for purchased research and development, amortization of goodwill and other purchased intangibles, depreciation and a $25.6 million (net of related expenses and income taxes) merger termination fee from Microsoft. The Company's investing activities during fiscal 1995 consisted principally of $59.4 million in purchases of property and equipment and payments for acquisitions, including $28.8 million in cash paid as partial consideration for Parsons in September 1994. In addition, the Company had net purchases of short-term investments of $57.1 million. The Company's financing activities during fiscal 1995 provided $91.5 million due primarily to $80.1 million in proceeds from a follow-on public offering of 2,200,000 shares of the Company's common stock in June 1995, and $6.9 million from stock option exercises.

The Company derives significant portions of its revenue from certain distributors and resellers. The Company performs credit evaluations of its customers and to date has not experienced any significant losses. However, bankruptcy of a distributor or retailer could materially adversely affect the Company's future revenue streams for a period of time.

The Company enters into leases for facilities in the normal course of its business. Refer to Note 4 of Notes to Consolidated Financial Statements for a summary of these commitments. The Company has no other significant expenditure commitments, although additional cash may be used to acquire technology through purchases and strategic acquisitions.

Due to the seasonal nature of its businesses, the Company generally earns more than 100% of its operating income before acquisition-related charges during the January and April quarters. The Company believes its cash and short-term investments will be sufficient to meet the Company's anticipated seasonal working capital and capital expenditure requirements for at least the next twelve months.

ITEM 8
FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

1.   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The following financial statements are filed as part of this Report:

                                                                                      PAGE
                                                                                      ----
        AUDITED FINANCIAL STATEMENTS

        Report of Ernst & Young LLP, independent auditors........................       44

        Consolidated Balance Sheets as of July 31, 1995 and 1996.................       45

        Consolidated Statements of Operations for the
              ten months ended July 31, 1994 and the twelve months ended
              July 31, 1995 and July 31, 1996....................................       46

        Consolidated Statements of Stockholders' Equity for the
              ten months ended July 31, 1994 and the twelve months ended
              July 31, 1995 and July 31, 1996....................................       47

        Consolidated Statements of Cash Flows for the
              ten months ended July 31, 1994 and the twelve months ended
              July 31, 1995 and July 31, 1996....................................       48

        Notes to Consolidated Financial Statements...............................       49

2.   INDEX TO FINANCIAL STATEMENT SCHEDULES

     The following financial statement schedule of Intuit Inc. is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Intuit Inc.:


        SCHEDULE     DESCRIPTION                                                     PAGE
        --------     -----------                                                     ----

           II        Valuation and Qualifying Accounts for the ten months
                     ended July 31, 1994 and the twelve months ended July
                     31, 1995 and July 31, 1996                                        61

     Other schedules are not filed due to being immaterial or not applicable.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders of Intuit Inc.


We have audited the accompanying consolidated balance sheets of Intuit
Inc. as of July 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the ten months ended July 31, 1994 and the twelve months ended July 31, 1995 and July 31, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intuit Inc. at July 31, 1995 and 1996, and the consolidated results of its operations and its cash flows for the ten months ended July 31, 1994 and the twelve months ended July 31, 1995 and July 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                            ERNST & YOUNG LLP

Palo Alto, California
September 6, 1996,
  except for Note 12, as to which the date is September 18, 1996

                                   INTUIT INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                            JULY 31,         JULY 31,
                                                                              1995             1996
                                                                            ---------        ---------
(in thousands, except par value)
                             ASSETS

Current assets:
  Cash and cash equivalents..........................................       $  76,298        $  44,584
  Short-term investments ............................................         121,477          153,434
  Accounts receivable, net of allowance for doubtful accounts
     of $2,408 and $4,951, respectively .............................          38,975           49,473
  Inventories .......................................................           6,576            4,448
  Prepaid expenses ..................................................           4,416            9,269
  Deferred income taxes .............................................          23,785           19,205
                                                                            ---------        ---------
          Total current assets ......................................         271,527          280,413
Property and equipment, net .........................................          49,877           95,611
Purchased intangibles ...............................................          28,267           16,449
Goodwill ............................................................          46,111           15,194
Long-term deferred income tax asset .................................            --              6,892
Other assets ........................................................           2,823            3,461
                                                                            ---------        ---------
Total assets ........................................................       $ 398,605        $ 418,020
                                                                            =========        =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ..................................................       $  21,507        $  33,972
  Accrued compensation and related liabilities ......................          15,426           15,473
  Deferred revenue ..................................................           9,251           18,974
  Income taxes payable ..............................................           9,607             --
  Other accrued liabilities .........................................          51,455           42,270
                                                                            ---------        ---------
          Total current liabilities .................................         107,246          110,689
Deferred income taxes ...............................................           2,190            2,513
Long-term notes payable .............................................           8,770            5,583
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.01 par value
    Authorized -- 3,000 shares
    Issued and outstanding -- none ..................................            --               --
  Common stock, $0.01 par value
     Authorized -- 250,000 shares
     Issued and outstanding -- 44,517 and 45,807 shares, respectively             445              458
  Additional paid-in capital ........................................         490,698          530,818
  Deferred compensation .............................................             (30)              (1)
  Cumulative translation adjustment and other .......................             126             (501)
  Accumulated deficit ...............................................        (210,840)        (231,539)
                                                                            ---------        ---------

          Total stockholders' equity ................................         280,399          299,235
                                                                            ---------        ---------
Total liabilities and stockholders' equity ..........................       $ 398,605        $ 418,020
                                                                            =========        =========

                             See accompanying notes.

                                   INTUIT INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                              TEN MONTHS             TWELVE MONTHS
                                                            ENDED JULY 31,           ENDED JULY 31,
                                                                1994             1995             1996
                                                              ---------        ---------        ---------
(in thousands, except per share data)

Net revenue ...........................................       $ 210,376        $ 419,160        $ 538,608
Costs and expenses:
  Cost of goods sold:
     Product ..........................................          55,151          110,322          136,470
     Amortization of purchased software and other .....          18,558           11,369            1,399
  Customer service and technical support ..............          36,664           75,113          106,872
  Selling and marketing ...............................          51,381          109,382          142,319
  Research and development ............................          26,125           57,332           75,558
  General and administrative ..........................          12,861           26,437           33,153
  Charge for purchased research and development .......         151,888           52,471            8,043
  Other acquisition costs .............................          20,434            1,600              778
  Amortization of goodwill and purchased intangibles ..          19,978           40,175           39,792
                                                              ---------        ---------        ---------
          Total costs and expenses ....................         393,040          484,201          544,384
                                                              ---------        ---------        ---------
          Loss from operations ........................        (182,664)         (65,041)          (5,776)
Microsoft merger termination fee, net .................            --             41,293             --
Interest and other income and expense, net ............           1,171            3,748            7,646
                                                              ---------        ---------        ---------
Income (loss) from continuing operations before
  income taxes ........................................        (181,493)         (20,000)           1,870
Provision for income taxes ............................           2,481           24,296           16,225
                                                              ---------        ---------        ---------
Loss from continuing operations .......................        (183,974)         (44,296)         (14,355)
Loss from operations of discontinued operations, net of
   income tax benefit of $3,725 .......................            --               --             (6,344)
                                                              ---------        ---------        ---------
Net loss ..............................................       $(183,974)       $ (44,296)       $ (20,699)
                                                              =========        =========        =========
Loss per share from continuing operations .............       $   (5.34)       $   (1.07)       $   (0.32)
Loss per share from discontinued operations ...........            --               --              (0.14)
                                                              ---------        ---------        ---------
Net loss per share ....................................       $   (5.34)       $   (1.07)       $   (0.46)
                                                              =========        =========        =========
Shares used in computing net loss per share ...........          34,454           41,411           45,149
                                                              =========        =========        =========



                             See accompanying notes.

                                   INTUIT INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                                     Cumulative
                                                       Common Stock              Additional                          Translation
                                               ---------------------------          Paid            Deferred         Adjustment
                                                 Shares           Amount         In Capital       Compensation       and Other
                                               ----------       ----------       ----------       ------------       -----------
(dollars in thousands)

Balance at September 30, 1993 .............    23,060,040       $      118       $   37,703        $     (100)       $     (251)

 Stock dividend shares canceled ...........          --               --                 (4)             --                --
 Issuance of common stock pursuant to
   ChipSoft merger and  ISC acquisition ...    14,887,522               74          302,019              --                --
 Issuance of common stock upon exercise
   of options .............................     1,173,950                6            1,463              --                --
 Tax benefit from option transactions .....          --               --              9,281              --                --
 Amortization of deferred compensation ....          --               --               --                  37              --
 Translation adjustment ...................          --               --               --                --                  70
 Net loss .................................          --               --               --                --                --
-------------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 1994 ..................    39,121,512              198          350,462               (63)             (181)

 Issuance of common stock pursuant to
   Parsons Technology Inc. acquisition ....     1,799,464                9           33,022              --                --
 Issuance of common stock pursuant to
   Personal News, Inc. acquisition ........       216,982                1            7,202              --                --
 Sale of common stock pursuant to
  secondary offering, net of issuance
  costs of $4,582..........................     2,200,000               11           80,107              --                --

 Issuance of common stock upon exercise
   of options .............................     1,178,950                6            6,908              --                --
 Stock split ..............................          --                220             (220)             --                --
 Tax benefit from option transactions .....          --               --             13,217              --                --
 Amortization of deferred compensation ....          --               --               --                  33              --
 Translation adjustment and other .........          --               --               --                --                 307
 Net loss .................................          --               --               --                --                --
-------------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 1995 ..................    44,516,908              445          490,698               (30)              126

 Issuance of common stock pursuant to
  IIS acquisition .........................       169,181                2            8,431              --                --
 Issuance of common stock upon exercise
   of options .............................     1,120,847               11           12,824              --                --
 Tax benefit from option transactions .....          --               --             18,865              --                --
 Amortization of deferred compensation ....          --               --               --                  29              --
 Translation adjustment and other .........          --               --               --                --                (627)
 Net loss .................................          --               --               --                --                --
-------------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 1996 ..................    45,806,936       $      458       $  530,818        $       (1)       $     (501)
===============================================================================================================================



                                                 Earnings           Total
                                               (Accumulated      Stockholders'
                                                 Deficit)           Equity
                                               ------------      -------------
(dollars in thousands)

Balance at September 30, 1993 .............     $   17,426        $   54,896

 Stock dividend shares canceled ...........              4              --
 Issuance of common stock pursuant to
   ChipSoft merger and  ISC acquisition ...           --             302,093
 Issuance of common stock upon exercise
   of options .............................           --               1,469
 Tax benefit from option transactions .....           --               9,281
 Amortization of deferred compensation ....           --                  37
 Translation adjustment ...................           --                  70
 Net loss .................................       (183,974)         (183,974)
------------------------------------------------------------------------------
Balance at July 31, 1994 ..................       (166,544)          183,872

 Issuance of common stock pursuant to
   Parsons Technology Inc. acquisition ....           --              33,031
 Issuance of common stock pursuant to
   Personal News, Inc. acquisition ........           --               7,203
 Sale of common stock pursuant to
  secondary offering, net of issuance
  costs of $4,582..........................           --              80,118
 Issuance of common stock upon exercise
   of options .............................           --               6,914
 Stock split ..............................           --                --
 Tax benefit from option transactions .....           --              13,217
 Amortization of deferred compensation ....           --                  33
 Translation adjustment and other .........           --                 307
 Net loss .................................        (44,296)          (44,296)
------------------------------------------------------------------------------
Balance at July 31, 1995 ..................       (210,840)          280,399

 Issuance of common stock pursuant to
  IIS acquisition .........................           --               8,433
 Issuance of common stock upon exercise
   of options .............................           --              12,835
 Tax benefit from option transactions .....           --              18,865
 Amortization of deferred compensation ....           --                  29
 Translation adjustment and other .........           --                (627)
 Net loss .................................        (20,699)          (20,699)
------------------------------------------------------------------------------
Balance at July 31, 1996 ..................     $ (231,539)       $  299,235
==============================================================================



                             See accompanying notes.

                                   INTUIT INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                  TEN MONTHS               TWELVE MONTHS
                                                                 ENDED JULY 31,            ENDED JULY 31,
                                                                       1994             1995             1996
                                                                    ---------        ---------        ---------
(in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss .....................................................    $(183,974)       $ (44,296)       $ (20,699)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
       Charge for purchased research and development ...........      151,888           52,471            8,043
       Amortization of goodwill and purchased
          intangibles ..........................................       38,536           51,544           44,502
       Depreciation ............................................        5,396           12,890           23,853
                                                                    ---------        ---------        ---------
          Net income before charges for purchased research
               and development, amortization and depreciation...       11,846           72,609           55,699

       Changes in assets and liabilities:
          Accounts receivable ..................................       20,216          (23,781)         (10,498)
          Inventories ..........................................        2,962           (3,108)           2,128
          Prepaid expenses .....................................         (892)           4,269           (4,817)
          Deferred income tax assets and liabilities ...........       (9,479)         (16,536)          (1,989)
          Accounts payable .....................................       (2,546)           4,543           12,281
          Accrued compensation and related liabilities .........        3,335            6,010               47
          Deferred revenue .....................................       (9,324)             118            9,723
          Accrued acquisition liabilities ......................        6,772           (5,074)          (5,733)
          Other accrued liabilities ............................      (11,822)          15,586           (4,624)
          Income taxes payable .................................       (4,431)          22,842            9,258
                                                                    ---------        ---------        ---------
            Net cash provided by operating activities ..........        6,637           77,478           61,475
                                                                    ---------        ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment ...........................      (11,779)         (33,087)         (69,321)
  Payment for acquisitions, net of cash acquired ...............         (413)         (26,323)              40
  (Increase) decrease in other assets ..........................        1,173            1,024           (1,628)
  Purchase of short-term investments ...........................      (72,571)        (144,651)        (197,003)
  Liquidation and maturity of short-term investments ...........       86,106           87,515          165,046
                                                                    ---------        ---------        ---------
            Net cash provided by (used in) investment
              activities .......................................        2,516         (115,522)        (102,866)
                                                                    ---------        ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt .....................         3084            5,211             --
  Principal payments on long-term debt .........................         --               (727)          (3,187)
  Decrease in other liabilities ................................         (615)            --               --
  Net proceeds from issuance of common stock ...................        1,469           87,015           12,864
                                                                    ---------        ---------        ---------
            Net cash provided by financing activities ..........        3,938           91,499            9,677
Net increase (decrease) in cash and cash equivalents ...........       13,091           53,455          (31,714)
Cash and cash equivalents at beginning of period ...............        9,752           22,843           76,298
                                                                    ---------        ---------        ---------
Cash and cash equivalents at end of period .....................    $  22,843        $  76,298        $  44,584
                                                                    =========        =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid ................................................    $      10        $     232        $     305
                                                                    =========        =========        =========
  Income taxes paid ............................................    $   8,870        $  14,468        $   5,791
                                                                    =========        =========        =========



                             See accompanying notes.

                                   INTUIT INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Intuit Inc. ("Intuit" or the "Company") is a leading developer of personal finance, small business accounting, and tax preparation software. The Company develops, markets, and supports software products and services that enable individuals, professionals, and small businesses to automate commonly performed financial tasks and better organize, understand, manage, and plan their financial lives. Principal products include personal and small business financial software, personal and corporate tax software, online banking and bill payment software and services, and supplies such as invoice forms and checks. The Company markets its products through distributors and retailers and by direct sales to OEMs and individual users. The Company's customers are located primarily in North America, Europe, and Asia.

Principles of Consolidation and Fiscal Year Change

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Effective August 1, 1994, the Company changed its fiscal year end from September 30 to July 31.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates are used in determining the collectibility of accounts receivable, reserves for returns and exchanges and in assessing the carrying value of goodwill and purchased intangibles.
Actual results could differ from those estimates.

Net Revenue

Revenue is generally recognized at the time of shipment, net of allowances for estimated future returns and for excess quantities in distribution channels, provided that no significant vendor obligations exist and collections of accounts receivable are probable. Reserves are provided for quantities of current product versions that are considered excess and for inventories of all previous versions of products at the time new product versions are introduced. Advance payments are recorded as deferred revenue until the products are shipped or services are provided. Rebate costs are provided at the time revenue is recognized. The Company provides warranty reserves at the time revenue is recognized for the estimated cost of replacing defective products.

Research and Development

Research and development costs incurred to establish the technological feasibility of computer software products are charged to operations as incurred.

Customer Service and Technical Support

Customer service and technical support costs include order processing, customer inquiries and telephone assistance. The costs of post-contract customer support are included in customer service and technical support expenses and are not included in cost of goods sold.

Advertising

Advertising costs are expensed as incurred. Advertising expense for the ten months ended July 31, 1994 and the twelve months ended July 31, 1995 and July 31, 1996 was approximately $9.1 million, $18.4 million and $21.0 million, respectively.

Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments purchased with a maturity of three months or less at date of acquisition to be cash equivalents. The available-for-sale securities are carried at amortized cost which approximates fair value. For the purpose of determining gross realized gains and losses, the cost of securities sold is based on specific identification. The following is a summary of the estimated fair value of available-for-sale securities at July 31, 1995 and 1996:


                                                     1995           1996
                                                   --------       --------
       (in thousands)

       Certificates of deposit .............       $  4,171       $ 10,003
       Corporate notes .....................           --           15,875
       Money market funds ..................           --           10,767
       Municipal bonds .....................         82,842         77,487
       Commercial paper ....................         32,546         13,866
       U.S. Government securities...........          5,954         51,288
                                                   --------       --------
                                                   $125,513       $179,286
                                                   ========       ========

The estimated fair value of available-for-sale securities by contractual maturity at July 31, 1995 and 1996 is as follows:


                                                     1995           1996
                                                   --------       --------
       (in thousands)

       Due within one year .................       $109,129       $169,573
       Due after one year ..................         16,384          9,713
                                                   --------       --------
                                                   $125,513       $179,286
                                                   ========       ========

Both gross unrealized gains and losses as of July 31, 1995 and 1996, and realized gains and losses on sales of each type of security for the years ended July 31, 1995 and 1996, were immaterial.

Total cash, cash equivalents and short-term investments at July 31, 1995 and 1996 were $197,775 and $198,018, respectively.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist primarily of materials used in software products and related supplies and packaging materials.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from three to eight years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives or remaining lease terms.

Property and equipment consist of:


                                                                 JULY 31,         JULY 31,
                                                                   1995             1996
                                                                ---------        ---------
      (in thousands)

      Machinery and equipment .............................     $  55,991        $  97,300
      Furniture and fixtures ..............................         9,315           17,173
      Leasehold improvements ..............................         5,792           18,634
      Land and buildings ..................................         8,241           12,588
                                                                ---------        ---------
                                                                   79,339          145,695
      Less accumulated depreciation and amortization ......       (29,462)         (50,084)
                                                                ---------        ---------
                                                                $  49,877        $  95,611
                                                                =========        =========


Goodwill and Intangible Assets

The excess cost over the fair value of net assets acquired (goodwill) is generally amortized on a straight-line basis over periods generally not exceeding three years. The cost of identified intangibles is generally amortized on a straight-line basis over periods from 1 to 10 years. The carrying value of goodwill and intangible assets is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. To date no such impairment has been indicated. Should there be an impairment in the future, the Company will measure the amount of the impairment based on undiscounted expected future cash flows from the impaired assets. The cash flow estimates that will be used will contain management's best estimates, using appropriate and customary assumptions and projections at the time.

                                               LIFE IN                  NET BALANCE AT
                                                YEARS          JULY 31, 1995     JULY 31, 1996
                                                -----          -------------     -------------
      (in thousands)

      Goodwill.............................         3              $46,111           $15,194
      Customer lists.......................       3-5               13,286             6,952
      Covenant not to complete.............       4-5                6,058             4,248
      Purchased technology.................       1-5                3,028               857
      Other intangibles....................      1-10                5,895             4,392

Other intangibles include items such as trade names, logos, and other identified intangible assets. The intangible asset balances presented above are net of total accumulated amortization of $80.6 million and $125.1 million at July 31, 1995 and 1996, respectively.

Concentration of Credit Risk

The Company's product revenues are concentrated in the personal computer software industry which is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies, could adversely affect the Company's operating results.

Financial investments that potentially subject the Company to concentration of credit risk consist principally of short-term investments and trade accounts receivable. The Company's investment portfolio is diversified and generally consists of short-term investment grade securities. The credit risk in the Company's accounts receivable is mitigated by the fact that the Company performs ongoing credit evaluations of its customers' financial condition and that accounts receivable are primarily derived from customers in North America. Generally, no collateral is required. The Company maintains reserves for estimated credit losses and such losses have historically been within management's expectations.

Loss Per Share

Loss per share has been computed using the weighted average number of common shares outstanding during each period. As discussed in Note 5, all share and per share data in the Financial Statements and notes thereto have been adjusted retroactively to give effect to the Company's two-for-one stock split in August 1995.

Foreign Currency Translation

Gains and losses from the translation of foreign subsidiaries' financial statements are reported as a separate component of stockholders' equity. Net gains and losses resulting from foreign exchange transactions were immaterial in all periods presented.

Recent Pronouncements

During March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"), which requires the review for impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In certain situations, an impairment loss would be recognized. The Company does not believe that adoption of SFAS No. 121, which will become effective for the Company's 1997 fiscal year, will have a material impact on its financial condition or operating results.

During October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). This standard, which establishes a fair value based method for stock-based compensation plans, also permits an election to continue following the requirements of APB Opinion No. 25, "Accounting for Stock Issued to Employees," with disclosures of pro forma net income and earnings per share under the new method. The Company will continue following the requirements of APB Opinion No. 25 with disclosure of pro forma information. The disclosure requirements of SFAS No. 123 will be effective for the Company's 1997 fiscal year.

2.  ACQUISITIONS

In December 1993, the Company completed its acquisition of ChipSoft, which was treated as a purchase for accounting purposes. The total purchase price of $306.4 million in common stock, stock options, and acquisition costs ($255.3 million net of tangible assets acquired) and approximately $11.0 million relating to the tax effecting of identified intangibles were allocated as follows: $150.5 million to in-process research and development, $33.5 million to intangible assets, and $82.3 million to goodwill.

In April 1994, the Company acquired certain assets of Best's professional tax preparation business for an initial purchase price of $6.5 million in cash. The purchase agreement calls for a cash "earnout" payment based on the amount of revenue derived by the Company from former Best customers and the number of Best customers who purchased the Company's professional tax products by April 1996. The Company is currently negotiating this payment with Best and believes the obligation is insignificant. Of the purchase price, $5.8 million was allocated to intangible assets.

In July 1994, the Company completed its acquisition of ISC for consideration of $7.6 million in common stock and cash. ISC currently provides electronic banking back-end processing services, bill payment, stock quote retrieval services and access to Intuit's web site for consumers via their modems and personal computers. The acquisition was treated as a purchase for accounting purposes. Of the purchase price, $1.4 million was allocated to in-process research and development, $6.0 million to intangible assets, and $2.1 million to goodwill. As further discussed in Note 12 of Notes to Consolidated Financial Statements, the Company has entered into an agreement to sell ISC.

In September 1994, the Company completed its acquisition of Parsons, which was treated as a purchase for accounting purposes. Under the terms of the agreement, the Company paid approximately $28.8 million in cash and issued approximately 1,800,000 shares of the Company's common stock to Parsons' stockholders at the date of the acquisition. In the first quarter of fiscal 1996, the Company paid an additional $2.7 million in cash as deferred consideration. The total purchase price of approximately $67.3 million, which, in addition to the above amounts, included 138,038 shares of common stock to be paid for certain non-competition agreements, was allocated as follows: $44.0 million to in-process research and development, $14.0 million to intangible assets and $9.9 million to goodwill.

In June 1995, the Company completed its acquisition of PNI, a developer of technology to provide online investment research data. The acquisition, which was accounted for as a purchase, had an aggregate purchase price of approximately $10.4 million in common stock and acquisition costs. Of the purchase price, $8.5 million was allocated to in-process research and development, $183,000 to identified intangible assets and $166,000 to goodwill. The amount of the purchase price allocated to in-process research and development was charged to the Company's operations at the time of the acquisition. In addition to the in-process research and development charge, the Company incurred acquisition-related charges of $1.6 million in fiscal 1995 related to the termination of a conflicting license agreement.

In June 1995, the Company acquired certain assets of Mysterious Pursuit for consideration of approximately $1.1 million. Mysterious Pursuit, an Australian company, was the Company's outside developer of tax software for the Australian, German and United Kingdom markets. The purchase price of $1.1 million was allocated to identified intangible assets. Mysterious Pursuit's operations were discontinued during fiscal 1996.

On January 2, 1996, the Company completed its acquisition of Milkyway, which was treated as a pooling of interests for accounting purposes. Milkyway is a provider of PC-based financial software in Japan. In addition to the issuance of 650,000 shares of Intuit common stock, the Company recorded acquisition related expenses of $0.6 million. The accompanying consolidated financial statements are presented on a combined basis for all periods. The following information shows revenue and net income (loss) of the separate companies during the periods preceding the combination:

                                                          TEN MONTHS      TWELVE MONTHS        PERIOD
                                                        ENDED JULY 31,    ENDED JULY 31,    ENDED JAN. 2,
                                                              1994             1995             1996
                                                           ---------        ---------        ---------
     (in thousands)

     Net revenue:
        Intuit......................................       $ 194,126        $ 395,729        $ 164,696
        Milkyway ...................................          16,250           23,431           14,510
                                                           ---------        ---------        ---------
                                                           $ 210,376        $ 419,160        $ 179,206
                                                           =========        =========        =========

      Net income (loss):
        Intuit......................................       $(176,313)       $ (45,363)       $ (34,037)
        Milkyway ...................................          (7,661)           1,067            1,312
                                                           ---------        ---------        ---------
                                                           $(183,974)       $ (44,296)       $ (32,725)
                                                           =========        =========        =========

In June 1996, the Company completed its acquisition of IIS, a developer of an Internet based system designed to allow consumers to obtain personalized insurance information from national insurance carriers via the World Wide Web. The acquisition, which was treated as a purchase for accounting purposes, had a purchase price of approximately $9.0 million. Under the terms of the agreement, the Company issued 169,181 shares of Intuit common stock and 3,255 options to purchase Intuit common stock to IIS stockholders at the date of acquisition. Approximately $8.0 million of in-process research and development was expensed.

Pro forma information has not been presented due to immateriality.

Consistent with the Company's test for internally developed software, for each of these acquisitions the Company determined the amounts allocated to developed and in-process research and development based on whether technological feasibility had been achieved and whether there was any alternative future use for the technology. Due to the absence of detailed program designs, evidence of technological feasibility was established through the existence of a completed working model at which point functions, features and technical performance requirements can be demonstrated. As of the respective dates of the acquisitions, the Company concluded that the in-process research and development had no alternative future use after taking into consideration the potential for usage of the software in different products, resale of the software and internal usage.

3.  OTHER ACCRUED LIABILITIES

                                                                            JULY 31,      JULY 31,
                                                                              1995          1996
                                                                            -------       -------
      (in thousands)

      Reserve for returns and exchanges .............................       $29,197       $24,203
      Acquisition-related items, including deferred acquisition costs         9,009         3,677
      Rebates .......................................................         1,974         2,787
      Post-customer contract support ................................         2,796         3,500
      Other accruals ................................................         8,479         8,103
                                                                            -------       -------
                                                                            $51,455       $42,270
                                                                            =======       =======

4.  NOTES PAYABLE AND COMMITMENTS

Notes Payable

In March 1995, the Company entered into a 20-year loan for $4.0 million for its site in New Mexico. The interest rate is variable with a maximum rate of 10%. At July 31, 1996, the interest rate was 8-1/4%. The fair value of the loan approximates cost, as the interest rate on the borrowings is adjusted periodically to reflect market rates.

Leases

The Company leases its office facilities and some equipment under various operating lease agreements. The leases provide for annual rent increases up to 10%. Annual minimum commitments under these leases are as follows:

                                                   YEARS ENDING
     (in thousands)                                  JULY 31,
                                                   ------------

     1997 ....................................       $10,110
     1998 ....................................         9,809
     1999 ....................................         8,652
     2000 ....................................         9,114
     2001 ....................................         8,843
     Thereafter ..............................        28,898
                                                     -------
                                                     $75,426
                                                     =======

Total rent expense for the ten months ended July 31, 1994 and the twelve months ended July 31, 1995 and July 31, 1996 was approximately $5.4 million, $7.6 million and $9.2 million, respectively.

5.  STOCKHOLDERS' EQUITY

Stock Option Plans

On January 31, 1993, the Company adopted the 1993 Equity Incentive Plan (the "1993 Plan"), which authorizes the granting of incentive and non-qualified stock options, restricted stock awards and stock bonuses to employees, directors, consultants, and independent contractors of and advisors to the Company. Exercisability, option price and other terms are determined by the Board of Directors, but the option price will not be less than the fair market value of the stock at the date of grant. The options have a ten-year term and generally become exercisable over a four-year period. Options assumed in the acquisition of ISC were assumed under the 1993 Plan.

In addition, the Company has several discontinued option plans pursuant to which there are still outstanding options, including the ChipSoft option plans which were assumed by the Company on December 12, 1993. The options have a seven-year term and generally become exercisable over a five-year period. A summary of activity under the Plans is as follows:


                                                                          OPTIONS OUTSTANDING
                                                    SHARES          ---------------------------------
                                                  AVAILABLE         NUMBER OF            PRICE PER
                                                  FOR GRANT           SHARES               SHARE
                                                  ----------        ----------        ---------------

Balance at September 30, 1993 ................     1,474,910         3,122,538        $ 0.05 - $18.88
  Additional shares authorized for issuance...     1,000,000
  Options assumed from ChipSoft acquisition...          --           1,676,376        $ 0.45 - $18.50
  Options assumed from ISC acquisition .......       (24,610)           24,610        $ 0.11
  Options granted ............................    (1,284,828)        1,284,828        $15.13 - $23.50
  Options exercised ..........................          --          (1,173,950)       $ 0.05 - $18.50
  Options canceled or expired ................        82,476          (218,942)       $ 0.45 - $23.50
                                                  ----------        ----------
Balance at July 31, 1994 .....................     1,247,948         4,715,460        $ 0.05 - $23.50
  Additional shares authorized ...............     5,000,000
  Options granted ............................    (3,114,974)        3,114,974        $19.75 - $43.13
  Options exercised ..........................          --          (1,178,950)       $ 0.05 - $31.00
  Options canceled or expired ................       291,396          (388,118)       $ 0.45 - $43.13
                                                  ----------        ----------
  Balance at July 31, 1995 ...................     3,424,370         6,263,366        $ 0.05 - $43.13
  Options assumed from the IIS acquisition ...        (3,255)            3,255        $ 0.44 - $ 8.30
  Options granted ............................    (2,001,495)        2,001,495        $35.00 - $84.00
  Options exercised ..........................          --          (1,120,847)       $ 0.05 - $56.63
  Options canceled or expired ................       548,853          (581,296)       $ 3.00 - $84.00
                                                  ----------        ----------
Balance at July 31, 1996 .....................     1,968,473         6,565,973        $ 0.05 - $84.00
                                                  ==========        ==========

At July 31, 1994, 1995 and 1996, options under the various plans for 1,459,886, 1,480,588 and 1,894,320 shares, respectively, were exercisable. At July 31, 1996, all 1,968,473 shares available for grant were under the 1993 Plan.

On May 22, 1995, all non-officer employee grants of stock options under the Company's 1993 Equity Incentive Plan issued between the date the proposed merger with Microsoft Corporation ("Microsoft") was announced (October 13, 1994) and the date of termination of the merger agreement (May 19, 1995) were repriced (a total of 928,150 options) to reflect an exercise price of $31.00, the fair market value on the date of repricing.

Stock Split

On July 20, 1995, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a 100% stock dividend distributed on August 21, 1995 to stockholders of record on August 4, 1995. All references in the financial statements to number of shares, per share amounts, stock option data, and market prices of the Company's common stock have been restated.

6.  PROFIT-SHARING AND BENEFIT PLANS

Profit-Sharing Plans

The Company maintains profit-sharing plans for full-time employees. Amounts provided are determined pursuant to criteria established by the Compensation Committee of the Board of Directors. Profit-sharing expense for the ten months ended July 31, 1994 and the twelve months ended July 31, 1995 and July 31, 1996 was approximately $3,144,000, $5,044,000 and $1,415,000, respectively.

Benefit Plans

At July 31, 1996, the Company maintained three 401(k) retirement savings plans for its full-time employees. Each participant may elect to contribute from 1% to 15% of his or her annual salary to the plan, subject to IRS limitations.

The Company, at its discretion, may make contributions to any plan. Such contributions were approximately $300,000 for the year ended July 31, 1996.

7.  INCOME TAXES

The components of the provision for income taxes consist of the following:

                                            TEN MONTHS            TWELVE MONTHS
                                          ENDED JULY 31,          ENDED JULY 31,
                                               1994            1995            1996
                                          --------------     --------        --------
      (in thousands)

      Current:
        Federal ......................       $  8,510        $ 31,899        $ 15,732
        State ........................          2,067           7,157           3,116
        Foreign ......................          1,124           1,583           1,302
                                             --------        --------        --------
                                               11,701          40,639          20,150
      Deferred:
        Federal ......................         (7,976)        (13,638)         (3,378)
        State ........................         (1,244)         (2,705)           (547)
                                             --------        --------        --------
                                               (9,220)        (16,343)         (3,925)
                                             --------        --------        --------
      Total provision for income taxes       $  2,481        $ 24,296        $ 16,225
                                             ========        ========        ========

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to loss before income taxes. The sources and tax effects of the differences are as follows:

                                                     TEN MONTHS              TWELVE MONTHS
                                                    ENDED JULY 31,           ENDED JULY 31,
                                                        1994             1995             1996
                                                    --------------     ---------        ---------
      (in thousands)

      Loss before income taxes ...................    $(181,493)       $ (20,000)       $   1,870
                                                      ---------        ---------        ---------
      Statutory federal income tax at 35% ........      (63,523)          (7,000)             654
      State income tax, net of federal benefit....          187            2,950            1,670
      Federal research and experimental credits...         (350)          (1,000)            --
      Non-deductible merger related charges ......       63,665           29,742           13,531
      Tax exempt interest ........................         (884)            (630)          (1,400)
      Other, net .................................        3,386              234            1,770
                                                      ---------        ---------        ---------
                Total ............................    $   2,481        $  24,296        $  16,225
                                                      =========        =========        =========

The current federal and state provisions do not reflect the tax savings resulting from deductions associated with the Company's various stock option plans. This savings was approximately $18,865,000 in fiscal 1996 and $13,217,000 in fiscal 1995. These amounts were credited to stockholders' equity.

Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes are as follows:

                                                             JULY 31,      JULY 31,
                                                               1995          1996
                                                             -------       -------
      (in thousands)

      Deferred tax assets:
        Accruals and reserves not currently deductible...    $19,942       $20,317
        Deferred foreign taxes ..........................       --           1,641
        State income taxes ..............................        878         1,390
        Merger charges ..................................       --           2,458
        Fixed asset adjustments .........................      2,313          --
        Other, net ......................................      1,376           576
                                                             -------       -------
                Total deferred tax assets ...............     24,509        26,382
      Deferred tax liabilities:
        Fixed asset adjustments .........................       --             285
        Merger charges ..................................      2,914         2,513
                                                             -------       -------
      Total deferred tax liabilities ....................      2,914         2,798
                                                             -------       -------
      Total net deferred tax assets .....................    $21,595       $23,584
                                                             =======       =======

There was no valuation allowance for deferred tax assets at July 31, 1995 or July 31, 1996 based on management's assessment that current levels of anticipated taxable income will be sufficient to realize the net deferred tax asset.

8.  SIGNIFICANT CUSTOMER AND GEOGRAPHIC AREA INFORMATION

One distributor accounted for 14% of net revenue in fiscal 1994, 12% of net revenue in fiscal 1995 and 13% of net revenue in fiscal 1996. A second distributor accounted for 14%, 8% and 5% of net revenue in 1994, 1995, and 1996, respectively.

Net revenues from European and Asian (Milkyway) operations were not significant in any period presented.

9.  MICROSOFT MERGER TERMINATION

On May 20, 1995, the Company announced that its merger agreement with Microsoft had been terminated. The proposed merger had been opposed in a lawsuit brought by the U.S. Department of Justice, and the two companies were unable to agree to pursue the litigation. In the fourth quarter of fiscal 1995, the Company received a $46.3 million termination fee from Microsoft ($41.3 million net of related expenses). The after-tax benefit to the Company was approximately $25.6 million.

10.  LITIGATION

On March 29, 1994, Joann McGovern filed a class action lawsuit against ChipSoft (which was subsequently merged into the Company) in the Chancery Division, Circuit Court of Cook County, Illinois, on behalf of the plaintiff and other purchasers of the 1993 HeadStart version of the Company's TurboTax tax preparation software (the "Product"). The plaintiff asserts claims for breach of express and implied warranties and violation of the Illinois Consumer Fraud Act and seeks, on behalf of herself and purported class members, refund of the purchase price as well as consequential and punitive damages. The plaintiff claims that the packaging of the Product was false and misleading in that it did not adequately apprise purchasers of the need to obtain the final version of TurboTax (which the plaintiff admits was available free of charge) in order to prepare final tax forms for filing with the IRS. In October 1995, the Company obtained summary judgment on the plaintiff's claims for breach of express and implied warranties. On January 4, 1996 the plaintiff's motion for class certification for the Illinois Consumer Fraud Act claim was denied. The plaintiff is seeking judicial review of an issue relating to this determination. On September 19, 1996 the Company filed a motion for summary judgment on the plaintiff's Illinois Consumer Fraud Act claim, with a hearing currently scheduled for December 12, 1996. The Company believes that the plaintiff's claims are without merit and intends to defend the litigation vigorously.

On August 23, 1995, Interactive Gift Express, Inc. filed a patent infringement suit in the United States District Court for the Southern District of New York against the Company and seventeen other defendants alleging infringement of U.S. Patent No. 4,528,643 and seeking unspecified damages. Interactive Gift Express subsequently changed its name to E-Data Corp. The complaint did not specify which products of the Company allegedly infringed the patent, and did not indicate which claims of the patent are allegedly infringed. On August 26, 1996, the plaintiff filed a report identifying which claims of the patent were allegedly infringed and providing its interpretation of the claims, and also stating that the Company was infringing the subject patent by "selling software online." The parties have not yet begun to engage in discovery, which the Company believes may be material. Although discovery has not yet commenced, based on the investigation conducted by the Company to date and a review of its products, the Company believes that the complaint is without merit and intends to defend the litigation vigorously.

On June 26, 1996, Barbara Hubbard, a former corporate controller of the Company, filed a lawsuit against the Company and its Chairman, its President and its former Chief Financial Officer, in the Santa Clara County, California, Superior Court, alleging sex discrimination, wrongful discharge, breach of contract, defamation and violations of the California Labor Code. The complaint seeks damages in an unspecified amount. The Company has answered the complaint, denying all material allegations, with the individual defendants demurring. Intuit believes that the complaint is without merit and intends to defend the litigation vigorously.

On July 31, 1996, Trio Systems L.L.C. ("Trio") filed a lawsuit against the Company in the U.S. District Court, Central District of California (Los Angeles) alleging copyright infringement and violation of a license agreement. The complaint seeks declaratory relief, rescission and $60 million in damages. Trio alleges that the Company infringed Trio's copyrights in certain software by, among other things, allegedly violating the license that was attached to the software in various forms, and by allegedly making copies of the software without the authorization of Trio, or in violation of various terms of the license. Trio also contends that the Company has violated the terms of the license by publishing software that contains software belonging to Trio under conditions that allegedly violate the terms of the license. The Company answered the complaint on September 3, 1996, denying all material allegations, and discovery is proceeding. On September 30, 1996, Trio filed a motion for a preliminary injunction seeking to prevent the Company from shipping any Intuit products containing Trio software, including Quicken products. The Company has filed a response to this motion and a hearing on the motion is scheduled for October 28, 1996. The Company intends to oppose the motion vigorously and expects that its new Quicken products will be available for purchase on October 24, 1996. Although discovery has just begun, based on the investigation conducted by the Company to date and a review of its products, the Company believes that the complaint is without merit and intends to defend the litigation vigorously.

Financial Courseware Ltd. ("FCL"), an Irish company, has a software product named "Intuition" that is used for teaching financial terminology within institutions. FCL has opposed the Company's application to register "Intuit" as a trademark in Canada, Germany, Switzerland and the United Kingdom. In Switzerland, the Company's application was rejected, and the Company has appealed. The oppositions remain pending in the other three countries. In December 1995, FCL initiated proceedings against Intuit Ltd. (the Company's United Kingdom subsidiary) in Ireland seeking to enjoin use of the Intuit mark in Ireland and accounting for damages. A response and counterclaim have been filed denying all claims and seeking to restrict FCL's rights under its registration. Direct negotiations among the principals of FCL and the Company have commenced, but it is too soon to determine how the matter will be resolved.

The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. Management currently believes that the ultimate amount of liability, if any, with respect to any pending actions, either individually or in the aggregate, will not materially affect the financial position, results of operations or liquidity of the Company. However, the ultimate outcome of any litigation is uncertain. If an unfavorable outcome were to occur, the impact could be material. Furthermore, any litigation, regardless of outcome, can have an adverse impact on the Company as a result of defense costs, diversion of management resources and other factors.

11.  SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)


                                                                     FISCAL 1995 QUARTER ENDED (1)
                                                                     -----------------------------
                                                        OCTOBER 31 (2)    JANUARY 31       APRIL 30    JULY 31 (3) & (4)
                                                        --------------    ----------       --------    -----------------
      (in thousands, except per share data)

      Net revenue.....................................  $  73,505          $ 168,453      $ 104,798      $ 72,404
      Cost of goods sold..............................     22,993             46,041         28,450        24,207
      All other costs and expenses....................    106,259             95,169         78,792        82,290
      Net income (loss)...............................    (53,633)            14,563         (3,795)       (1,431)
      Net income (loss) per share.....................      (1.34)              0.33          (0.09)        (0.03)


                                                                       FISCAL 1996 QUARTER ENDED
                                                                       -------------------------
                                                       OCTOBER 31        JANUARY 31      APRIL 30       JULY 31 (5)
                                                       -----------       ----------      --------       -----------
      (in thousands, except per share data)

      Net revenue.....................................  $ 102,250      $   218,996    $ 132,069      $    85,293
      Cost of goods sold..............................     28,091           49,482       35,269           25,027
      All other costs and expenses....................    101,411          115,788       96,850           92,466
      Income (loss) from continuing operations........    (18,684)          24,067        1,273          (21,011)
      Loss from discontinued operations, net of
        tax...........................................     (1,638)          (2,157)      (1,581)            (968)
      Net income (loss)...............................    (20,322)          21,910         (308)         (21,979)
      Net income (loss) per share.....................      (0.46)            0.46        (0.01)           (0.48)


(1) Includes the results of Parsons from September 27, 1994 and the results of PNI from June 8, 1995.

(2) Includes a charge of $44.0 million related to purchased research and development at the time of the Parsons acquisition.

(3) Includes a charge of $8.5 million related to purchased research and development at the time of the PNI acquisition.

(4) Net loss includes proceeds of $41.3 million net of related expenses ($25.6 million net of related expenses and income taxes) relating to the Microsoft merger termination fee.

(5) Includes a charge of $8.0 million related to purchased research and development at the time of the IIS acquisition.

12.  SUBSEQUENT EVENTS

Discontinued Operations and Divestitures

On September 16, 1996, the Company announced plans to sell ISC in exchange for
12.6 million shares of CheckFree common stock, approximately 23% of the resulting 54.0 million CheckFree shares outstanding. As of September 13, 1996, the CheckFree stock to be exchanged in the transaction was valued at $227.6 million. Subject to regulatory and CheckFree stockholder approval, the transaction is expected to be finalized by early calendar year 1997.

The divested online banking and bill payment business has been accounted for as a discontinued operation and, accordingly, its operating results have been segregated for fiscal year 1996. Segregated operating results for fiscal years 1995 and 1994 have not been presented due to immateriality. Revenue for discontinued operations was $14.3 million for fiscal year 1996. Liabilities of discontinued operations consist of accounts payable and other accrued compensation and liabilities totaling $3.0 million at July 31, 1996. Assets of discontinued operations consist of fixed assets, accounts receivable, cash, prepaids and intangibles totaling $21.4 million at July 31, 1996.

Other Matters

On September 3, 1996, the Company completed its acquisition of GALT, a provider of mutual fund information on the Internet. The acquisition will be treated as a purchase for accounting purposes. Under the terms of the agreement, GALT's stockholders received a combination of the Company's common stock and stock options valued at approximately $9.0 million. The purchase price of $9.0 million will be allocated to identified intangible assets and goodwill.

On September 18, 1996, employee grants (except for Chief Executive Officer and Senior and Executive Vice Presidents) of stock options under the Company's 1993 Equity Incentive Plan issued between June 1, 1995 and September 17, 1996 (a total of 1,787,924 options) were repriced to reflect an exercise price of $32.75, the fair market value on the date of repricing. Any option holder who elected to reprice an option will not be permitted to exercise the repriced option, even if vested, for a certain period of time.

                                                                     SCHEDULE II

                                   INTUIT INC.

                        VALUATION AND QUALIFYING ACCOUNTS



                                          BALANCE AT          BEGINNING           ADDITIONS                       BALANCE
                                          BEGINNING          BALANCE IN          CHARGED TO                      AT END OF
CLASSIFICATION                              PERIOD       ACQUIRED COMPANIES        EXPENSE      WRITE-OFFS        PERIOD
--------------                            ----------     ------------------      ----------     ----------       ---------
(in thousands)
Ten months ended July 31, 1994
   Allowance for doubtful accounts....... $ 1,883            $     254             $    753       $   (370)       $  2,520
   Reserve for returns and exchanges..... $ 7,141            $   5,936             $ 31,316       $(33,054)       $ 11,339

Year ended July 31, 1995
   Allowance for doubtful accounts....... $ 2,520            $      71             $  2,105       $ (2,288)       $  2,408
   Reserve for returns and exchanges..... $11,339            $     521             $ 61,853       $(44,516)       $ 29,197

Year ended July 31, 1996
   Allowance for doubtful accounts....... $ 2,408                   --             $  4,728       $ (2,185)       $  4,951
   Reserve for returns and exchanges..... $29,197                   --             $ 57,128       $(62,122)       $ 24,203

ITEM 9
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure.


PART III
ITEM 10
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item with respect to Directors may be found in the section captioned "Election of Intuit Directors" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held in November 1996 (the "Proxy Statement"). Such information is incorporated herein by reference. Information required by this Item with respect to executive officers may be found in Part I hereof in the section captioned "Executive Officers and Key Employees of Registrant."

ITEM 11
EXECUTIVE COMPENSATION

Information with respect to this Item may be found in the section captioned "Executive Compensation" appearing in the Proxy Statement. Such information is incorporated herein by reference.

ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to this Item may be found in the section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the Proxy Statement. Such information is incorporated herein by reference.

ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this Item may be found in the section captioned "Executive Compensation - Certain Transactions" appearing in the Proxy Statement. Such information is incorporated herein by reference.

PART IV
ITEM 14
EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)  The following documents are filed as part of this report:

         1. Financial Statements - See Index to Consolidated Financial Statements in Part II, Item 8.

         2. Financial Statement Schedules - See Index to Consolidated Financial Statements in Part II, Item 8.

         3.  Exhibits

             Exhibit 2.01* Exchange Agreement between the Company and Kabushiki Kaisha Milkyway and its stockholders dated December 26, 1995 (schedules and similar attachments will be furnished to the Commission upon request)
             Exhibit 2.02* Agreement and Plan of Reorganization by and between the Company and GALT Technologies, Inc. dated as of September 3, 1996 and the related Agreement of Merger (other schedules and similar attachments will be furnished to the Commission upon request)
             Exhibit 2.03* Agreement and Plan of Merger among CheckFree Corporation, CheckFree Acquisition Corporation II, the Company and Intuit Services Corporation dated September 15, 1996 (schedules and similar attachments will be furnished to the Commission upon request)
             Exhibit 3.01(1)     Certificate of Incorporation of the Company
                                 dated February 1, 1993
             Exhibit 3.02(4)     Certificate of Amendment to the Company's
                                 Certificate of Incorporation dated December 14, 1993
             Exhibit 3.03(12) Certificate of Amendment to the Company's Certificate of Incorporation dated January 18, 1996
             Exhibit 3.04(1)     Bylaws of the Company
             Exhibit 4.01(1) Form of Specimen Certificate for the Company's Common Stock
             Exhibit 4.02(1) Investor Rights Agreement, dated as of August 21, 1990, as amended on July 7, 1992, between the Company and various investors
             Exhibit 4.03(2) Amendment to Investor Rights Agreement, dated as of December 10, 1993, among the Company and various investors
             Exhibit 4.04(2) Registration Rights Agreement, dated as of December 8, 1989, among ChipSoft and various investors
             Exhibit 4.05(2) Amendment to Registration Rights Agreement, dated December 10, 1993, among ChipSoft and various investors
             Exhibit 10.01(1)+ The Company's 1988 Stock Option Plan and related documents.
             Exhibit 10.02(1)+   The Company's form of Non-Plan Non-Qualified
                                 Stock Option Agreement
             Exhibit 10.03*+     The Company's 1993 Equity Incentive Plan, as
                                 amended through July 20, 1995
             Exhibit 10.4(1) Distribution Agreement by and between the Company and Softsel Computer Products, Inc. (now Merisel, Inc.), dated July 1, 1986, as amended to date
             Exhibit 10.5(1) Form of Indemnification Agreement entered into by the Company with each of its directors and certain executive officers
             Exhibit 10.6(13)+   1992 Stock Option Plan of ChipSoft
             Exhibit 10.7(13)+ Form of Non-Qualified Stock Option Agreement under the 1992 Stock Option Plan of ChipSoft
             Exhibit 10.8(13)+   1989 Stock Option Plan of ChipSoft

             Exhibit 10.9(13)+ Form of Non-Qualified Stock Option Agreement under the 1989 Stock Option Plan of ChipSoft
             Exhibit 10.10(13)+  Softview Acquisition Stock Option Plan of
                                 ChipSoft
             Exhibit 10.11(13)+ Form of Incentive Stock Option Agreement under the Softview Acquisition Plan of ChipSoft
             Exhibit 10.12(13)+ Restricted Stock Purchase Agreement dated as of March 28, 1991, between ChipSoft and Alan A. Gleicher
             Exhibit 10.13(13)+ Non-Transferable, Non Qualified Stock Option Agreement dated as of March 28, 1991, between ChipSoft and Alan A. Gleicher
             Exhibit 10.14(13)+ Non-Transferable, Non Qualified Stock Option Agreement dated as of August 1, 1991, between ChipSoft and William H. Harris Jr.
             Exhibit 10.15(4)+ Letter Agreement of Employment dated March 30, 1994 between the Company and William V. Campbell
             Exhibit 10.16(4) Contract for Purchase of Land dated July 25, 1994 between the Company and Amrep Southwest, Inc.
             Exhibit 10.17(4) Owner and Design/Builder Agreement dated July 18, 1994 between the Company and Reid & Elliott, Inc.
             Exhibit 10.18(7)+ Severance Agreement dated September 30, 1994 between the Company and Charles H. Gaylord, Jr.
             Exhibit 10.19(7) Indenture dated as of September 1, 1994 among the City of Rio Rancho, New Mexico ("Rio Rancho"), the Company and Sunwest Bank of Albuquerque, N.A. ("Sunwest Bank")
             Exhibit 10.20(7) Lease and Purchase Agreement dated as of September 1, 1994 between the Company and Rio Rancho
             Exhibit 10.21(7) Bond Purchase Agreement dated October 12, 1994 among ChipSoft, Inc., Rio Rancho and the Company
             Exhibit 10.22(7) Construction Loan Agreement effective September 29, 1994 between Sunwest Bank and the Company and the related Collateral Assignments
             Exhibit 10.23(7) Mortgage dated July 24, 1994 between the Company and Sunwest Bank, as amended September 29, 1994
             Exhibit 10.24(7) Amended and Restated Real Estate Mortgage Note dated September 29, 1994 issued by the Company to Sunwest Bank
             Exhibit 10.25(8) Option Agreement dated as of November 30, 1994 between the Company and Charleston Properties
             Exhibit 10.26(8) Lease Agreement dated as of November 30, 1994 between the Company and Charleston Properties for 2700 Coast Drive, Mountain View, California
             Exhibit 10.27(8) Lease Agreement dated as of November 30, 1994 between the Company and Charleston Properties for 2750 Coast Drive, Mountain View, California
             Exhibit 10.28(8) Lease Agreement dated as of November 30, 1994 between the Company and Charleston Properties for 2475 Garcia Drive, Mountain View, California
             Exhibit 10.29(8) Lease Agreement dated as of November 30, 1994 between the Company and Charleston Properties for 2525 Garcia Drive, Mountain View, California
             Exhibit 10.30(8) Lease Agreement dated as of November 30, 1994 between the Company and Charleston Properties for 2535 Garcia Drive, Mountain View, California
             Exhibit 10.31(8) Option Agreement dated as of November 30, 1994 between the Company and Charleston Properties for 2650 Casey Drive, Mountain View, California

             Exhibit 10.32(10) Build-to-Suit Lease Agreement dated as of June 5, 1995 between the Company and UTC Greenwich Partners, a California limited partnership

             Exhibit 10.33(10) Lease Agreement dated as of August 31, 1995 between the Company and Airport Business Center Associates Limited Partnership, an Arizona limited partnership

             Exhibit 10.34(11) Supply Agreement dated August 23, 1995 by and between Intuit Inc. and John H. Harland Company

             Exhibit 10.35(12)+ Letter Agreement dated December 11, 1995 between the Company and William H. Lane III

             Exhibit 11.01*      Computation of Net Loss Per Share

             Exhibit 21.01*      List of the Company's Subsidiaries

             Exhibit 23.01*      Consent of Ernst & Young LLP, Independent
                                 Auditors

             Exhibit 24.01*      Power of Attorney (see signature page)

             Exhibit 27.01* Financial Data Schedule (filed only in electronic format)

----------------

(1) Filed as an exhibit to the Company's Registration Statement on Form S-1, filed February 3, 1993, as amended (File No. 33-57884) and incorporated by reference
(2) Filed as an exhibit to the Company's Registration Statement on Form S-4, filed September 20, 1993, as amended (File No. 33-69018) and incorporated by reference
(3) Filed as an exhibit to the Company's Form 10-Q for the quarter ended December 31, 1993 and incorporated by reference
(4) Filed as an exhibit to the Company's Form 10-K as originally filed on October 31, 1994, as amended, and incorporated by reference
(5) Filed as an exhibit to the Company's Form 8-K filed October 11, 1994 and incorporated by reference
(6) Filed as Annex A to the preliminary proxy materials filed on November 21, 1994 by the Company and Microsoft for the Company's special meeting of stockholders held 1995 and incorporated by reference
(7) Filed as an exhibit to the Company's Form 10-Q for the quarter ended October 31, 1994, filed on December 13, 1994 and incorporated by reference
(8) Filed as an exhibit to the Company's Form 10-Q for the quarter ended January 31, 1995, filed on March 17, 1995 and incorporated by reference
(9) Filed as an exhibit to the Company's Form 10-Q for the quarter ended April 30, 1995, filed on June 14, 1995 and incorporated by reference
(10) Filed as an exhibit to the Company's Form 10-K for the fiscal year ended July 31, 1995 and incorporated by reference
(11) Filed as an exhibit to the Company's Form 10-Q for the quarter ended October 31, 1995 and incorporated by reference
(12) Filed as an exhibit to the Company's Form 10-Q for the quarter ended January 31, 1996 and incorporated by reference
(13) Filed as an exhibit to the ChipSoft Form S-1 registration statement filed on February 24, 1993 (file no. 33-57692) and incorporated by reference
(14) Filed as an exhibit to the ChipSoft 1992 Form 10-K and incorporated by reference
(15) Filed as an exhibit to the ChipSoft 1993 Form 10-K and incorporated by reference

+    Indicates a management contract or compensatory plan or arrangement
*    Filed herewith

(b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the fourth quarter of fiscal 1996.

(c)  Exhibits

     See Item 14(a)(3) above.

(d)  Financial Statement Schedules

     See Item 14(a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              INTUIT INC.


Dated:  October 17, 1996             By:      /s/ JAMES J. HEEGER
                                              -------------------------------
                                              James J. Heeger
                                              Senior Vice President and Chief
                                              Financial Officer

                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William V. Campbell and James J. Heeger, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intends and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

               NAME                                     TITLE                       DATE
------------------------------------       ----------------------------      -------------------
PRINCIPAL EXECUTIVE OFFICER:


/s/  WILLIAM V.  CAMPBELL                  President, Chief Executive        October 17, 1996
------------------------------------       Officer and Director
William V. Campbell


PRINCIPAL FINANCIAL OFFICER:


/s/  JAMES J. HEEGER                       Senior Vice President and         October 17, 1996
------------------------------------       Chief Financial Officer
James J. Heeger


PRINCIPAL ACCOUNTING OFFICER:


/s/  GREG J. SANTORA                       Corporate Controller              October 17, 1996
------------------------------------
Greg J. Santora


ADDITIONAL DIRECTORS:


/s/  SCOTT D.  COOK                        Chairman of the Board             October 17, 1996
------------------------------------       of Directors
Scott D.  Cook


/s/  CHRISTOPHER W.  BRODY                 Director                          October 17, 1996
------------------------------------
Christopher W.  Brody


/s/  L. JOHN DOERR                         Director                          October 17, 1996
------------------------------------
L. John Doerr


/s/  MICHAEL R. HALLMAN                    Director                          October 17, 1996
------------------------------------
Michael R. Hallman


/s/  BURTON J.  MCMURTRY                   Director                          October 17, 1996
------------------------------------
Burton J.  McMurtry