Form 10-Q
period 1996-10-31
INTUIT INC
filed 1996-12-16
CIK 896878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended OCTOBER 31, 1996 or

[   ]    Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the transition period from              to
                           .


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


                                 (415) 944-6000
              (Registrant's telephone number, including area code)

    Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                             -------  -------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   46,370,243 shares of Common Stock, $.01 par value, as of November 30, 1996

FORM 10-Q
INTUIT INC.
INDEX


PART I            FINANCIAL INFORMATION                                   PAGE
                                                                         NUMBER
                                                                         ------

ITEM 1:           Financial Statements

                  Condensed Consolidated Balance Sheets as of
                      July 31, 1996  and October 31, 1996.................... 3

                  Condensed Consolidated Statements of Operations for
                      the three months ended October 31, 1995 and 1996....... 4

                  Condensed Consolidated Statements of Cash Flows for
                      the three months ended October 31, 1995 and 1996....... 5

                  Notes to Condensed Consolidated Financial
                      Statements............................................. 6

ITEM 2:           Management's Discussion and Analysis of Financial
                      Condition and Results of Operations....................11

PART II           OTHER INFORMATION

ITEM 1:           Legal Proceedings..........................................18

ITEM 6:           Exhibits and Reports on Form 8-K...........................19

                  Signatures.................................................20

                                   INTUIT INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               JULY 31,     OCT. 31,
                                                                                 1996         1996
                                                                                 ----         ----
(In thousands, except par value; unaudited)

                                     ASSETS
Current assets:
  Cash and cash equivalents...............................................  $    44,584   $    45,595
  Short-term investments..................................................      153,434       125,205
  Accounts receivable, net................................................       49,473        84,372
  Inventories.............................................................        4,448         4,935
  Prepaid expenses........................................................        9,269        23,371
  Deferred income taxes...................................................       19,205        19,116
                                                                            -----------   -----------
          Total current assets............................................      280,413       302,594

Property and equipment, net...............................................       95,611        97,169
Purchased intangibles.....................................................       16,449        15,005
Goodwill..................................................................       15,194        13,966
Long-term deferred income tax asset.......................................        6,892         6,892
Other assets..............................................................        3,461         3,649
                                                                            -----------   -----------
  Total assets............................................................  $   418,020   $   439,275
                                                                            ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................................  $    33,972   $    38,463
  Accrued compensation and related liabilities............................       15,473        18,445
  Deferred revenue........................................................       18,974        30,460
  Other accrued liabilities...............................................       42,270        60,145
                                                                            -----------   -----------
          Total current liabilities.......................................      110,689       147,513

Deferred income taxes.....................................................        2,513         2,821
Long-term notes payable...................................................        5,583         5,259
Stockholders' equity:
  Preferred stock, $0.01 par value
     Authorized -- 3,000 shares
     Issued and outstanding -- none.......................................           --            --
  Common stock, $0.01 par value
     Authorized -- 250,000 shares
     Issued and outstanding -- 45,807 and 46,264 shares, respectively.. ..          458           463
Additional paid-in capital................................................      530,818       543,538
Cumulative translation adjustment and other...............................         (502)         (278)
Accumulated deficit.......................................................     (231,539)     (260,041)
                                                                            -----------   -----------
          Total stockholders' equity......................................      299,235       283,682
                                                                            -----------   -----------
  Total liabilities and stockholders' equity..............................  $   418,020   $   439,275
                                                                            ===========   ===========



     See accompanying notes to condensed consolidated financial statements.

                                   INTUIT INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               THREE MONTHS ENDED
                                                                                  OCTOBER 31,

                                                                               1995         1996
                                                                               ----         ----
(In thousands, except per share amounts; unaudited)

Net revenue..............................................................  $  102,250   $  102,506
Costs and expenses:
  Cost of goods sold:
     Product.............................................................      27,416       27,045
     Amortization of purchased software..................................         675           40
  Customer service and technical support.................................      24,952       27,512
  Selling and marketing..................................................      36,380       37,401
  Research and development...............................................      20,151       22,461
  General and administrative.............................................      10,053       11,906
  Charge for purchased research and development..........................          --        4,929
  Amortization of goodwill and purchased intangibles.....................       9,875       10,302
                                                                           ----------   ----------
          Total costs and expenses.......................................     129,502      141,596
                                                                           ----------   ----------
          Loss from operations...........................................     (27,252)     (39,090)

Interest and other income and expense, net...............................       2,064        2,048
                                                                           ----------   ----------
Loss from continuing operations before income taxes......................     (25,188)     (37,042)
Income tax benefit.......................................................      (6,504)      (8,738)
                                                                           ----------   ----------
Loss from continuing operations..........................................     (18,684)     (28,304)
Loss from operations of discontinued operations,
   net of income tax benefit of $962.....................................      (1,638)          --
                                                                           ----------   ----------
Net loss.................................................................  $  (20,322)  $  (28,304)
                                                                           ==========   ==========
Loss per share from continuing operations................................  $    (0.42)  $    (0.61)
Loss per share from discontinued operations..............................       (0.04)          --
                                                                           ----------   ----------
Net loss per share.......................................................  $    (0.46)  $    (0.61)
                                                                           ==========   ==========
Shares used in computing net loss per share..............................      44,677       46,049
                                                                           ==========   ==========


     See accompanying notes to condensed consolidated financial statements.

                                   INTUIT INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                               THREE MONTHS ENDED
                                                                                   OCTOBER 31,

                                                                                1995         1996
                                                                                ----         ----
(In thousands, unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss...............................................................  $  (20,322)  $  (28,304)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Charge for purchased research and development........................          --        4,929
    Amortization of goodwill and other purchased intangibles.............      11,458       10,412
    Depreciation.........................................................       4,928        7,712
    Changes in assets and liabilities:
       Accounts receivable...............................................     (37,456)     (34,639)
       Inventories.......................................................      (1,004)        (487)
       Prepaid expenses..................................................      (7,445)     (13,563)
       Deferred income tax assets and liabilities........................         466          (38)
       Accounts payable..................................................      20,930        4,232
       Accrued compensation and related liabilities......................      (1,600)       2,886
       Deferred revenue..................................................       4,665       11,486
       Accrued acquisition liabilities...................................      (5,076)         (94)
       Other accrued liabilities.........................................      13,826       17,167
       Income taxes payable..............................................      (3,314)       2,335
                                                                           ----------   ----------
        Net cash used in operating activities............................     (19,944)     (15,966)
                                                                           ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment.....................................     (24,417)      (8,620)
  Payment for acquisitions, net of cash acquired.........................          --          235
  Increase in other assets...............................................      (1,341)        (119)
  Purchase of short-term investments.....................................     (38,881)     (61,526)
  Liquidation and maturity of short-term investments.....................      37,291       85,852
                                                                           ----------   ----------
        Net cash provided by (used in) investment activities.............     (27,348)      15,822
                                                                           ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on long-term debt...................................      (1,523)        (324)
  Net proceeds from issuance of common stock.............................       4,181        1,479
                                                                           ----------   ----------
        Net cash provided by financing activities........................       2,658        1,155

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....................     (44,634)       1,011
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.........................      76,298       44,584
                                                                           ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...............................  $   31,664   $   45,595
                                                                           ==========   ==========


     See accompanying notes to condensed consolidated financial statements.

INTUIT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Intuit Inc. ("Intuit" or the "Company") is a leading developer of personal finance, small business accounting, and tax preparation software. The Company develops, markets, and supports software products and services that enable individuals, professionals, and small businesses to automate commonly performed financial tasks and better organize, understand, manage, and plan their financial lives. Principal products include personal and small business financial software, personal and corporate tax software, online financial services, and supplies such as invoice forms and checks. The Company markets its products through distributors and retailers and by direct sales to OEMs and individual users. The Company's customers are located primarily in North America, Europe, and Asia.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company for the quarters ended October 31, 1995 and 1996 have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the operating results and cash flows for those periods. Results of operations for the quarter ended October 31, 1996 are not necessarily indicative of the results to be expected for the year ending July 31, 1997 or any other quarterly period. These condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the fiscal year ended July 31, 1996 included in the Company's Annual Report on Form 10-K dated October 24, 1996.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates are used in determining both the collectibility of accounts receivable and reserves for returns and exchanges, and in assessing the carrying value of goodwill and purchased intangibles. Actual results could differ from those estimates.

Net Revenue

Revenue is generally recognized at the time of shipment, net of allowances for estimated future returns and for excess quantities in distribution channels, provided that no significant vendor obligations exist and collections of accounts receivable are probable. Reserves are provided for quantities of current product versions that are considered excess and for inventories of all previous versions of products at the time new product versions are introduced. Advance payments are recorded as deferred revenue until the products are shipped or services are provided. Rebate costs are provided at the time revenue is recognized. The Company provides warranty reserves for the estimated cost of replacing defective products at the time revenue is recognized.

Customer Service and Technical Support

Customer service and technical support costs include order processing, customer inquiries and telephone assistance. The costs of post-contract customer support are included in customer service and technical support expenses and are not included in cost of goods sold.

Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments purchased with a maturity of three months or less at date of acquisition to be cash equivalents. The available-for-sale securities are carried at amortized cost which approximates fair value. For the purpose of determining gross realized gains and losses, the cost of securities sold is based on specific identification. The following is a summary of the estimated fair value of available-for-sale securities at July 31, 1996 and October 31, 1996:

                                                                  JULY 31,    OCT. 31,
                                                                    1996       1996
                                                                    ----       ----
(in thousands)

Certificates of deposit........................................  $  10,003  $    8,004
Corporate notes................................................     15,875      32,520
Money market funds.............................................     10,767       9,262
Municipal bonds................................................     77,487      80,292
Commercial paper...............................................     13,866         129
U.S. Government securities.....................................     51,288      20,432
                                                                 ---------  ----------
                                                                 $ 179,286  $  150,639
                                                                 =========  ==========

Short-term investments generally mature within two years or less. Total cash, cash equivalents and short-term investments at July 31, 1996 and October 31, 1996 were $198,018 and $170,800, respectively.

Goodwill and Intangible Assets

The excess cost over the fair value of net assets acquired (goodwill) is generally amortized on a straight-line basis over periods generally not exceeding three years. The cost of identified intangibles is generally amortized on a straight-line basis over periods from 1 to 10 years. The carrying value of goodwill and intangible assets is reviewed on a regular basis for the existence of facts or circumstances, both internal and external, that may suggest impairment. To date no such impairment has been indicated. Should there be an impairment in the future, the Company will measure the amount of the impairment based on undiscounted expected future cash flows from the impaired assets. The cash flow estimates that will be used will contain management's best estimates, using appropriate and customary assumptions and projections at the time. Components of goodwill and intangible assets are as follows:

                                                                             NET BALANCE AT
                                                                  LIFE IN  JULY 31,  OCT. 31,
                                                                   YEARS     1996      1996
                                                                   -----     ----      ----
(dollars in thousands)

Goodwill........................................................      3    $15,194   $13,966
Customer lists..................................................    3-5      6,952     5,368
Covenants not to compete........................................    4-5      4,248     3,796
Purchased technology............................................    1-5        857     1,360
Other intangibles                                                  1-10      4,392     4,481

Other intangibles include items such as trade names, logos, and other identified intangible assets. The balances presented above are net of total accumulated amortization of $125.1 million and $135.5 million at July 31, 1996 and October 31, 1996, respectively.

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

New Accounting Standard

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which establishes a fair value method of accounting for stock options and other equity instruments. The Company adopted SFAS No. 123 beginning in fiscal year 1997 and will use the disclosure method as described in the statement. The required disclosure will be included in the Company's Annual Report on Form 10-K for the year ending July 31, 1997.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current presentation format.

2.   ACQUISITIONS

In January 1996, the Company completed its acquisition of Milkyway KK ("Milkyway"), a provider of PC-based financial software in Japan. The acquisition was treated as a pooling of interests for accounting purposes. In addition to the issuance of 650,000 shares of Intuit common stock, the Company recorded acquisition related expenses of $0.6 million. The accompanying consolidated financial statements are presented on a combined basis for all periods.

In June 1996, the Company completed its acquisition of Interactive Insurance Services Corp. ("IIS"), a developer of an Internet based system designed to allow consumers to obtain personalized insurance information from national insurance carriers via the World Wide Web. The acquisition, which was treated as a purchase for accounting purposes, had a purchase price of approximately $9.0 million. Under the terms of the acquisition agreement, the Company issued 169,181 shares of Intuit common stock and options to purchase 3,255 shares of Intuit common stock to IIS stockholders at the date of acquisition. Approximately $8.0 million of in-process research and development was expensed in the quarter ended July 31, 1996. Pro forma information for this acquisition has not been presented due to immateriality.

In September 1996, the Company completed its acquisition of Galt Technologies, Inc. ("Galt"), a provider of mutual fund information on the World Wide Web. The acquisition was treated as a purchase for accounting purposes. Under the terms of the acquisition agreement, the Company issued 212,053 shares of Intuit common stock and options to purchase approximately 33,686 shares of Intuit common stock to Galt stockholders at the date of acquisition. Of the purchase price of $14.6 million, approximately $8.5 million was allocated to identified intangible assets and goodwill which will be amortized over a period not to exceed three years. Approximately $4.9 million of in-process research and development was expensed in the quarter ended October 31, 1996.

The following information shows the pro forma net revenue, net loss and loss per share of Intuit and Galt combined as if the acquisition had taken place as of the beginning of each of the periods presented:

                                                       THREE MONTHS ENDED
                                                            OCTOBER 31,

                                                       1995          1996
                                                       ----          ----
(in thousands, except loss per share)


Net revenue........................................  $ 102,358   $ 102,506
Net loss...........................................    (26,470)    (28,304)
Loss per common share..............................  $   (0.59)  $   (0.61)

The unaudited pro forma results of operations for the three months ended October 31, 1995 and 1996 reflect a charge for in-process research and development of $4.9 million and the amortization of intangible assets related to the Galt acquisition. Pro forma information excludes August 1996 activity for Galt due to immateriality.

Consistent with the guidelines established by Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed" ("SFAS No. 86"), for each acquisition accounted for as a purchase, the Company determined the amounts allocated to developed and in-process research and development based on whether technological feasibility had been achieved and whether there was an alternative future use for the technology. Due to the absence of detailed program designs, evidence of technological feasibility was established through the existence of a completed working model at which point functions, features and technical performance requirements can be demonstrated. As of the respective dates of the acquisitions, the Company concluded that the in-process research and development had no alternative future use after taking into consideration the potential for usage of the software in different products, resale of the software and internal usage.

3.   DISCONTINUED OPERATIONS AND DIVESTITURE

On September 16, 1996, the Company announced plans to sell Intuit Services Corporation ("ISC"), a wholly-owned subsidiary acquired in July 1994, to CheckFree Corporation ("CheckFree") in exchange for 12.6 million shares of CheckFree common stock, which will represent approximately 23% of the resulting
54.0 million shares of CheckFree common stock outstanding following consummation of the transaction. The closing price of CheckFree common stock was $17 per share on November 29, 1996. The Company intends to account for its investment in CheckFree using the cost method of accounting. Accordingly, the Company plans to sell approximately two million shares of CheckFree common stock acquired in the proposed transaction. Subject to CheckFree stockholder approval, as well as other conditions, the transaction is expected to be consummated in early calendar year 1997.

The divested online banking and bill payment business of ISC has been accounted for as a discontinued operation and, accordingly, its operating results have been segregated for fiscal 1996. Revenue and net loss from discontinued operations were $14.3 million and $6.3 million, respectively, for fiscal 1996. Liabilities of discontinued operations consist of accounts payable and other accrued compensation and liabilities totaling $3.0 million at July 31, 1996. Assets of discontinued operations consist of fixed assets, accounts receivable, cash, prepaid expenses and intangibles totaling $21.4 million at July 31, 1996.

Operating results for discontinued operations for the period beginning August 1, 1996 until the close of the transaction are being deferred. The net loss for the quarter ended October 31, 1996 was approximately $1.7 million. The loss will be netted against the gain on the sale of discontinued operations in the period when the transaction is consummated.

4.   OTHER ACCRUED LIABILITIES

                                                                            JULY 31,  OCT. 31,
                                                                              1996      1996
                                                                              ----      ----
(in thousands)

Reserve for returns and exchanges.........................................  $ 24,229  $ 34,469
Acquisition-related items, including deferred acquisition costs...........     3,677     3,861
Rebates...................................................................     2,787     5,820
Post-customer contract support............................................     3,500     5,568
Other accruals............................................................     8,077    10,427
                                                                            --------  --------
                                                                            $ 42,270  $ 60,145
                                                                            ========  ========

5.   INCOME TAXES

The provision for income taxes was computed by applying the estimated annual effective tax rate to recurring operations and amortization of intangible assets, exclusive of the write-off of in-process research and development and the amortization of goodwill.

6.   LITIGATION

On July 31, 1996, Trio Systems L.L.C. ("Trio") filed a lawsuit against the Company in the U.S. District Court, Central District of California (Los Angeles) alleging copyright infringement and violation of a license agreement. The complaint seeks declaratory relief, rescission and $60 million in damages. Trio alleges that the Company infringed Trio's copyrights in certain software by, among other things, allegedly violating the license that was attached to the software in various forms, and by allegedly making copies of the software without the authorization of Trio, or in violation of various terms of the license. Trio also contends that the Company has violated the terms of the license by publishing software that contains software belonging to Trio under conditions that allegedly violate the terms of the license. The Company answered the complaint on September 3, 1996, denying all material allegations, and discovery is proceeding. On September 30, 1996, Trio filed a motion for a preliminary injunction seeking to prevent the Company from shipping any Intuit products containing Trio software, including Quicken products. The Court denied the motion on October 28, 1996. Although discovery has just begun, based on the investigation conducted by the Company to date and a review of its products, the Company believes that the complaint is without merit and intends to defend the litigation vigorously.

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. While management currently believes that the ultimate amount of liability, if any, with respect to any pending actions will not materially affect the financial position, results of operations or liquidity of the Company, the ultimate outcome of any litigation is uncertain. If an unfavorable outcome were to occur, the impact could be material. Furthermore, any litigation, regardless of outcome, can have a material adverse impact on the Company as a result of defense costs, diversion of management resources and other factors.

7.   SUBSEQUENT EVENTS

On November 15, 1996, the Company entered into an agreement to purchase 250,000 shares of preferred stock from Verisign, Inc. for $2.0 million. Verisign is a developer of encryption software to enable more secure transactions over the World Wide Web.

On November 25, 1996, the following proposals were approved at the Company's annual meeting of stockholders: an amendment to the Intuit Inc. 1993 Equity Incentive Plan to increase the number of shares of Intuit common stock available for issuance pursuant to awards thereunder by 3,000,000 shares; adoption of the Intuit Inc. 1996 Employee Stock Purchase Plan and authorization of the issuance of 300,000 shares of Intuit common stock for purchases thereunder; and adoption of the Intuit Inc. 1996 Directors Stock Option Plan and authorization of the issuance of 120,000 shares of Intuit common stock issuable upon exercise of stock options granted thereunder.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion contains forward-looking statements that are subject to risks and uncertainties. Statements indicating that the Company "expects," "estimates" or "believes" are forward-looking, as are all other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements contained in the following discussion. Such factors include, but are not limited to: the growth rates of certain market segments; the positioning of the Company's products in those segments; retail sell-through of personal finance, tax preparation and other software products; the possibility of calculation errors or other "bugs" in the Company's software products; variations in the cost of, and demand for, customer service and technical support; shifts in retail demand for personal finance, tax preparation and other software products; pricing pressures and the competitive environment in the consumer and small business software industry; the Company's ability to manage its businesses in a rapidly changing environment; the emergence of the electronic financial marketplace; the cost of implementing the Company's electronic financial services strategy; acceptance of online offers of financial services by both financial institutions and prospective customers; the Company's ability to establish strategic relationships with financial institutions and processors of financial information; changing alliances among financial institutions and other strategic partners; the emergence of competition from these entities, as well as from other software companies; changes in laws which may govern any of these products or services; consumer use of the Internet; the timing and consumer acceptance of new product releases and services including current users' willingness to upgrade from older versions of the Company's products; the consummation of possible acquisitions; the Company's ability to integrate acquired operations into its existing business; the consummation of the planned transfer of ISC to CheckFree Corporation; the Company's ability to successfully transition its online banking and bill payment operations to CheckFree Corporation; possible fluctuations in the value of the Company's investment in CheckFree Corporation; and the Company's ability to penetrate international markets and manage its international operations. Additional information on these and other risk factors which could affect the Company's financial results is included elsewhere in this document as well as in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 24, 1996.

OVERVIEW

The Company's revenue for the quarter ended October 31, 1996 was essentially flat when compared with revenue for the quarter ended October 31, 1995. The Company's net revenue varies significantly by quarter due to seasonality in consumer buying patterns, particularly with respect to the Company's personal and professional tax return preparation products which are sold primarily in the November through March time frame, as well as the timing of new and upgrade product releases.

The Company's earnings and stock price have been and may continue to be subject to significant volatility, particularly on a quarterly basis. The Company has previously experienced shortfalls in revenue and earnings from levels expected by securities analysts, which has had an immediate and significant adverse effect on the trading price of the Company's common stock. There can be no assurance that this will not recur in the future. Additionally, the Company participates in a highly dynamic industry which often results in significant volatility of the Company's common stock price. In particular, the impact of, and investors' assessment of the impact of, the market's acceptance and the adoption rate of electronic financial services or the introduction of competing electronic financial services on the Company's business may result in significant increases in the volatility of the Company's stock price. In addition, the trend towards Internet-based products and services could have a material adverse effect on sales of the Company's products.

In September 1996, the Company announced three Internet-related strategic initiatives designed to accelerate the adoption of electronic financial data exchange and communication by individuals, small businesses and their financial service providers. First, the Company announced plans to "open" the architecture of its software products to financial service providers so that such providers can connect directly through the Internet to their customers who use Intuit products. Second, the Company announced that it would coordinate efforts with several third parties to develop a comprehensive framework for exchanging financial data over the Internet in an integrated collection of specifications and protocols called OpenExchange(TM). Third, the Company announced the signing of an agreement pursuant to which it will sell its banking and bill payment processing subsidiary, ISC, to CheckFree.

ACQUISITIONS AND DIVESTITURE

In January 1996, the Company completed its acquisition of Milkyway KK ("Milkyway"), a provider of PC-based financial software in Japan. The acquisition was treated as a pooling of interests for accounting purposes. In addition to the issuance of 650,000 shares of Intuit common stock, the Company recorded acquisition related expenses of $0.6 million. The accompanying consolidated financial statements, and discussion thereof, are presented on a combined basis for all periods.

In June 1996, the Company completed its acquisition of Interactive Insurance Services Corp. ("IIS"), a developer of an Internet based system designed to allow consumers to obtain personalized insurance information from national insurance carriers via the World Wide Web. The acquisition, which was treated as a purchase for accounting purposes, had a purchase price of approximately $9.0 million. Under the terms of the acquisition agreement, the Company issued 169,181 shares of Intuit common stock and options to purchase 3,255 shares of Intuit common stock to IIS stockholders at the date of acquisition. Approximately $8.0 million of in-process research and development was expensed in the quarter ended July 31, 1996.

In September 1996, the Company completed its acquisition of Galt Technologies, Inc. ("Galt"), a provider of mutual fund information on the World Wide Web. The acquisition was treated as a purchase for accounting purposes. Under the terms of the acquisition agreement, the Company issued 212,053 shares of Intuit common stock and options to purchase approximately 33,686 shares of Intuit common stock to Galt stockholders at the date of acquisition. Of the purchase price of $14.6 million, approximately $8.5 million was allocated to identified intangible assets and goodwill which will be amortized over a period not to exceed three years. Approximately $4.9 million of in-process research and development was expensed in the quarter ended October 31, 1996.

Consistent with the guidelines established by Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed" ("SFAS No. 86"), for each acquisition accounted for as a purchase, the Company determined the amounts allocated to developed and in-process research and development based on whether technological feasibility had been achieved and whether there was an alternative future use for the technology. Due to the absence of detailed program designs, evidence of technological feasibility was established through the existence of a completed working model at which point functions, features and technical performance requirements can be demonstrated. As of the respective dates of the acquisitions, the Company concluded that the in-process research and development had no alternative future use after taking into consideration the potential for usage of the software in different products, resale of the software and internal usage.

Acquisition-related costs reduced net income by approximately $10.6 million and $15.3 million for the quarters ended October 31, 1995 and 1996, respectively. Assuming no acquisitions in addition to those discussed above and no impairment of value resulting in an acceleration of amortization, the net income effect of future amortization is anticipated to be approximately $21.3 million, $6.1 million, $3.7 million, and $0.5 million for the years ended July 31, 1997 through 2000, respectively. Because of the high levels of non-cash amortization expense arising from the various acquisitions discussed above, the Company may report significant losses in the fiscal year ending July 31, 1997 and future periods. In addition, if the Company completes additional acquisitions in the future that are accounted for as purchases, operating results could be materially adversely affected by such future amortization.

In September 1996, the Company announced plans to sell its ISC subsidiary to CheckFree Corporation in exchange for 12.6 million shares of CheckFree common stock, which will represent approximately 23% of the resulting 54.0 million shares of CheckFree common stock outstanding following consummation of the transaction. The closing price of CheckFree common stock was $17 per share on November 29, 1996. The Company intends to account for its investment in CheckFree using the cost method of accounting. Accordingly, the Company plans to sell approximately two million shares of CheckFree common stock acquired in the proposed transaction. Subject to CheckFree stockholder approval, as well as other conditions, the transaction is expected to be consummated in early calendar year 1997. The Company is accounting for ISC as discontinued operations. See Note 3 to Notes to Condensed Consolidated Financial Statements.

Although the Company believes the transactions discussed above were in the best interests of the Company and its stockholders, there are significant risks associated with these transactions. The acquisitions have expanded the Company's size, product lines, personnel and geographic locations. The Company's ability to integrate and organize these new businesses and successfully manage its growth will necessitate improvements in its operational, financial and management information systems. The Company is continually taking steps to improve its internal processes, but there can be no assurance that problems in these processes will not occur in the future. The divestiture of ISC, if consummated, will result in the elimination of the Company's direct participation in the online banking and bill payment processing business. If the divestiture of ISC to CheckFree is concluded, the Company's planned investment in the shares of CheckFree common stock to be issued to the Company in that transaction could decrease in value due to market fluctuations and the success or failure of CheckFree. If such decline was determined to be other than temporary, charges to earnings would result. There is also a risk that the Company will be unable to divest the CheckFree common stock shares quickly because of contractual and legal restrictions on the sale of such shares and the relatively large percentage of proposed ownership of CheckFree common stock by the Company.

RESULTS OF OPERATIONS

Set forth below are certain consolidated statement of operations data, as well as such data as a percentage of net revenue, for the quarters ended October 31, 1996 and 1995:

                                                                     THREE MONTHS ENDED
                                                                           OCTOBER 31,
                                                                 1995                     1996
                                                         ----------------------  ----------------------
(dollars in thousands, unaudited)                        Dollars  % of Revenue    Dollars  % of Revenue
                                                         -------  ------------    -------  ------------
Net revenue:
  Software...........................................  $  88,751        86.8%   $  84,495        82.4%
  Supplies...........................................     13,499        13.2       18,011        17.6
                                                       ---------       -----    ---------       -----
                                                         102,250       100.0      102,506       100.0

Costs and expenses:
  Cost of goods sold:
    Product..........................................     27,416        26.8       27,045        26.4
    Amortization of purchased software...............        675         0.7           40          --
  Customer service and technical support.............     24,952        24.4       27,512        26.8
  Selling and marketing..............................     36,380        35.6       37,401        36.5
  Research and development...........................     20,151        19.7       22,461        21.9
  General and administrative.........................     10,053         9.8       11,906        11.6
  Charge for purchased research and development               --          --        4,929         4.8
  Amortization of goodwill and purchased
    intangibles......................................      9,875         9.7       10,302        10.1
                                                       ---------       -----    ---------       -----
       Total costs and expenses......................    129,502       126.7      141,596       138.1
                                                       ---------       -----    ---------       -----

       Loss from operations..........................    (27,252)      (26.7)     (39,090)      (38.1)
Interest and other income and expense, net...........      2,064         2.0        2,048         2.0
                                                       ---------       -----    ---------       -----
Loss from continuing operations before income taxes      (25,188)      (24.7)     (37,042)      (36.1)
Income tax benefit...................................     (6,504)       (6.4)      (8,738)       (8.5)
                                                       ---------       -----    ---------       -----
Loss from continuing operations......................    (18,684)      (18.3)     (28,304)      (27.6)
Loss from operations of discontinued operations,
 net of income tax benefit of $962...................     (1,638)       (1.6)          --          --
                                                       ---------       -----    ---------       -----
Net loss                                               $ (20,322)      (19.9)%  $ (28,304)      (27.6)%
                                                       =========       =====    =========       =====

NET REVENUE for the quarter ended October 31, 1996 remained relatively flat compared to the quarter ended October 31, 1995. Supplies net revenue, including small business check, envelope and invoice products, increased approximately 33%, primarily as a result of the increased base of Quicken and QuickBooks users. While the Company experienced an increase in supplies and small business accounting software net revenue, this increase was offset principally by a decrease in Quicken net revenue. This was due to both a decrease in average selling prices and a decrease in units shipped into the retail channel during the quarter ended October 31, 1996 as compared with shipments in the first quarter of the prior year. Due to the seasonality of the Company's software sales, the proportion of sales represented by supplies will vary considerably throughout the year.

The software industry, including the Company, is selling increasingly through alternative channels, such as OEM, or "bundling" products for a single low price. While this strategy introduces new customers to products, it also significantly reduces average selling prices. The software industry, including the Company, has experienced significant platform shifts in the past, such as from DOS to Windows and Windows 95. There is increased competition on the Windows and Windows 95 platforms including lower priced products and free promotional products that compete with the Company's software. In order to respond to these competitive pressures, the

Company may use price reductions and/or other promotional offers which could negatively impact net revenue and income from operations. As platform shifts continue to occur, there are risks that competitors could introduce new products before the Company's products are available on a particular platform or that customers may not accept a platform that the Company has chosen or will choose to pursue. Further consolidation of the software industry or changes in the personal computer industry could lead to increased competition in innovation and pricing strategies. The Company cannot quantify how much these factors have affected or will affect its business. In addition, a number of the Company's competitors have greater financial resources than the Company, potentially giving them a competitive advantage.

Although the Company believes there are opportunities in international markets, there can be no assurance that the Company's products will be accepted in these markets. Furthermore, there can be no assurance that the Company's new or upgraded products will be accepted, will not be delayed or canceled, or will not contain errors or "bugs" that could affect the performance of the products or cause damage to a user's data. If any of these events occurs, the Company may experience reduced net revenue, loss of market share, increased maintenance release costs and higher technical support costs. The Company derives significant portions of its revenues from certain distributors and resellers. Bankruptcy of a distributor or retailer could materially adversely affect the Company's future revenue streams for a period of time.

COST OF GOODS SOLD decreased to 26.4% of net revenue for the quarter ended October 31, 1996, from 27.5% in the comparable period of the prior year. Decreased amortization of purchased software resulting from the Company's acquisitions accounted for the majority of this decline. The Company anticipates that cost of goods sold will be affected by approximately $0.6 million of acquisition-related amortization costs in fiscal 1997. These costs could increase if future acquisitions were to occur. Excluding acquisition-related amortization costs, cost of goods sold would have been 26.4% and 26.8% of net revenue for the quarters ended October 31, 1996 and 1995, respectively.

Software cost of goods sold, excluding acquisition-related amortization costs, was $19.3 million or 22.9% of software net revenue for the quarter ended October 31, 1996, as compared to $21.5 million or 24.3% in the quarter ended October 31, 1995. The decrease resulted primarily from improvements in inventory management and lower cost of materials. Supplies cost of goods sold increased to $7.7 million for the quarter ended October 31, 1996 from $5.9 million for the comparable period of the prior year. As a percentage of supplies net revenue, supplies cost of goods sold decreased slightly to 42.9% for the quarter ended October 31, 1996 from 43.5% for the quarter ended October 31, 1995. The Company plans to continue to take actions to reduce the materials costs of all its products. However, there can be no assurance that margin improvements will be achieved or that current margins will be sustained.

CUSTOMER SERVICE AND TECHNICAL SUPPORT costs were 26.8% and 24.4% of net revenue for the quarters ended October 31, 1996 and 1995, respectively. The Company incurs a fixed base of support costs, which is increased by seasonal staffing and third-party services during periods of seasonally higher sales. Customer service and technical support costs were higher during the quarter ended October 31, 1996 compared to the same period of the prior year primarily as a result of the addition of new facilities, employees, training, systems and processes to improve service and support to customers. In addition, the Company is selling higher volumes of products via direct marketing which results in higher customer service costs than sales made through other distribution channels. Post-contract customer support costs are accrued at the time revenue is recognized, are included in customer service and technical support expenses and are not included in cost of goods sold.

SELLING AND MARKETING expenses were 36.5% of net revenue during the quarter ended October 31, 1996 as compared to 35.6% in the same period of the prior year. Selling and marketing expenses increased as a percentage of revenue primarily as a result of increased costs to support international product launches in the quarter ended October 31, 1996 as compared to the quarter ended October 31, 1995. The Company expects selling and marketing expenses to continue to increase in the future as the Company releases and promotes new products and expands internationally; however, there can be no assurance that such increases will result in increased net revenue.

RESEARCH AND DEVELOPMENT expenses increased to 21.9% of net revenue for the quarter ended October 31, 1996, from 19.7% of net revenue in the same period of the prior year. The increase was due to continued development of new versions and upgrades of software products and for development of electronic commerce services in the insurance and investments areas. The Company has experienced, and expects to continue to experience, significant growth in research and development expenses, both in absolute dollars and as a percentage of revenue, for development efforts on new and existing products including foreign versions of its products. Because of the seasonality of the tax preparation software business, expenses are higher in the July and October quarters without corresponding net revenue during the same periods.

GENERAL AND ADMINISTRATIVE expenses increased to 11.6% of net revenue during the quarter ended October 31, 1996 from 9.8% during the quarter ended October 31, 1995. The increase resulted from an increase in bad debt expense due to financial difficulties experienced by a retail customer and growth in infrastructure to support the Company's business.

INTEREST AND OTHER INCOME AND EXPENSE, NET was $2.0 million for the quarter ended October 31, 1996 which was relatively flat compared to the same period of the prior year.

INCOME TAXES. For the quarter ended October 31, 1996, the Company recorded an income tax benefit of $8.7 million on a pretax loss of $37.0 million. The tax benefit rate differs from the statutory rate primarily because of the nondeductible status of goodwill amortization. There was no valuation allowance for deferred tax assets of $26.0 million at October 31, 1996 based on management's assessment that current levels of taxable income will be sufficient to realize the net deferred tax assets.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company's business has experienced and is expected to continue to experience substantial seasonality, due principally to the timing of the tax return preparation season, timing of production launches for new or updated versions of products and, to a lesser extent, consumer software buying patterns. Sales of the Company's tax products are concentrated in the period from November, when certain professional tax products are released, through March when consumers purchase the products in advance of the April 15 filing deadline. Sales of the Company's Quicken products are typically strongest during the year end holiday buying season. As a result of these seasonal patterns, the Company typically generates more than 100% of its income from operations before acquisition-related charges during its fiscal quarters ending January 31 and April 30. Because of these seasonal factors and a significantly increased level of operating expenses to support the Company's expanded infrastructure and development efforts, the Company incurred significant losses from operations before acquisition-related charges during its fiscal quarters ended July 31, 1996 and October 31, 1996. The Company expects to continue to report seasonal losses before acquisition-related costs and amortization in the July and October quarters of future fiscal years. In addition, the Company expects to incur significant amortization expenses relating to historical and future acquisitions which may be accounted for as purchases. Such amortization charges will adversely affect operating income and net income in future quarters.

The Company's quarterly operating results have varied significantly in the past, and are likely to vary significantly in the future, based upon a number of factors. In addition to seasonal factors, the Company's quarterly operating results can be affected significantly by the number and timing of new product or version releases by the Company as well as a number of other factors including the timing of product announcements or introductions by the Company's competitors, discretionary marketing and promotional expenditures, research and development expenditures and a variety of non-recurring events such as acquisitions. Products are generally shipped as orders are received and, consequently, quarterly sales and operating results depend primarily on the volume and timing of orders received during the quarter which are difficult to forecast. A significant portion of the Company's operating expenses are relatively fixed and planned expenditures are based on sales forecasts. Thus, if net revenue levels are below expectations, operating results are likely to be materially adversely affected. In particular, net income, if any, may be disproportionately affected because only a small portion of the Company's expenses varies with revenue in the short term. In response to competition, the Company may also choose to reduce prices or increase spending, which may adversely affect the Company's operating results and financial condition. There can be no assurance that the Company will sustain significant revenue growth in the future or be profitable in any future period. Due to the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. The Company has guaranteed the calculations of its tax products and will pay any penalties and interest due the IRS as a result of calculation errors. As of October 31, 1996, claims made for such errors have been insignificant, although significant claims may be received in the future.

The markets in which the Company competes are characterized by ongoing technological developments, frequent new product announcements and introductions, evolving industry standards, changing customer requirements and new competitors. The introduction of products and services embodying new technologies and the emergence of new industry standards and practices including changes in tax laws, regulations or procedures, can render existing products obsolete and unmarketable. The Company's future success depends upon its ability to enhance its existing products and services, develop new products and services that address the changing requirements of its customers, develop additional products and services for new or other platforms and environments (such as the Internet) and anticipate or respond to technological advances, emerging industry standards and practices and changes in tax and other laws, regulations and procedures in a timely, cost-effective manner. In response to major industry changes reflected by the increasing popularity of the Internet among consumers and financial service providers, the Company has expanded its Internet strategy. There can be no assurance that such initiatives can be successfully implemented or that they will result in increased revenue or profits for the Company. Conversely, there can be no assurance that consumers' use of the Internet, particularly for commercial transactions, will continue to increase as rapidly as it has during the past few years.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 1996, the Company had $170.8 million in cash and short-term investments, a $27.2 million decrease from July 31, 1996. The decrease was primarily due to the seasonality of the Company's business which generally results in the majority of net revenues and cash receipts occurring in the January and April quarters. During the quarter ended October 31, 1996, operating activities used $16.0 million in cash compared with $19.9 million used in the quarter ended October 31, 1995. The Company's investing activities provided $15.8 million in cash in the quarter ended October 31, 1996 compared to the use of $27.3 million in the comparable period of the prior year. In the quarter ended October 31, 1996, cash from investing activities was provided by net liquidations of short-term investments, partially offset by purchases of property and equipment. Cash was used in investing activities for the comparable period of the prior year primarily for the purchase of property and equipment. The Company's financing activities provided $1.2 million and $2.7 million of cash in the quarters ended October 31, 1996 and 1995, respectively, due primarily to proceeds from the exercise of stock options.

The Company enters into leases for new or expanded facilities in the normal course of its business. During fiscal 1996, the Company began moving its headquarters from Menlo Park, California to larger facilities in Mountain View, California. The move is expected to be completed in calendar year 1997. The Company also relocated its operations in San Diego, California to a new office facility in June 1996. The Company leases various other properties throughout the world. The Company has no other significant expenditure commitments, although additional cash may be used to acquire technology through purchases and strategic acquisitions.

The Company believes cash and short-term investments will be sufficient to meet the Company's anticipated seasonal working capital and capital expenditure requirements for at least the next twelve months.

PART II:          OTHER INFORMATION
ITEM 1
LEGAL PROCEEDINGS


On July 31, 1996, Trio Systems L.L.C. ("Trio") filed a lawsuit against the Company in the U.S. District Court, Central District of California (Los Angeles) alleging copyright infringement and violation of a license agreement. The Company answered the complaint on September 3, 1996, denying all material allegations. On September 30, 1996, Trio filed a motion for a preliminary injunction seeking to prevent the Company from shipping any Intuit products containing Trio software, including Quicken products. The Court denied the motion on October 28, 1996. Although discovery has just begun, based on the investigation conducted by the Company to date and a review of its products, the Company believes that the complaint is without merit and intends to defend the litigation vigorously.

The Company is subject to other legal proceedings and claims that arise in the ordinary course of its business. While management currently believes that the ultimate amount of liability, if any, with respect to any pending actions will not materially affect the financial position, results of operations or liquidity of the Company, the ultimate outcome of any litigation is uncertain. If an unfavorable outcome were to occur, the impact could be material. Furthermore, any litigation, regardless of outcome, can have a material adverse impact on the Company as a result of defense costs, diversion of management resources and other factors. See Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1996.

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K


(a)      THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:


            Exhibit 11.01         Computation of net loss per share.
            Exhibit 27.01 Financial Data Schedule (filed only in electronic format)

         ----------



(b)      REPORTS ON FORM 8-K:

         A report on Form 8-K dated September 18, 1996 was filed by Intuit Inc. pursuant to Item 2 which described Intuit's acquisition of Galt Technologies, Inc.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     INTUIT INC.
                                     (REGISTRANT)



Date:  December 13, 1996             By:       /s/ JAMES J. HEEGER
                                        --------------------------------------
                                               James J. Heeger
                                               Senior Vice President and Chief
                                               Financial Officer



Date:  December 13, 1996             By:       /s/ GREG J. SANTORA
                                        --------------------------------------
                                               Greg J. Santora
                                               Vice President of Finance

                                EXHIBIT INDEX


    Exhibit
    Number           Description
    -------          -----------
    11.01            Computation of Net Loss Per Share
    27.01            Financial Data Schedule