Form 10-Q
period 1997-01-31
INTUIT INC
filed 1997-03-14
CIK 896878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------


                                    FORM 10-Q

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the quarterly period ended JANUARY 31, 1997 or

[   ] Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the transition period from              to
                    .


                         COMMISSION FILE NUMBER 0-21180

                                   INTUIT INC.
                                   -----------
             (Exact name of registrant as specified in its charter)

       DELAWARE                                           77-0034661
       --------                                           ----------
(State of incorporation                        (IRS employer identification no.)

                   2535 GARCIA AVENUE, MOUNTAIN VIEW, CA 94043
          (Address of principal executive offices, including zip code)


                                 (415) 944-6000
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   46,515,147 shares of Common Stock, $.01 par value, as of February 28, 1997

FORM 10-Q
INTUIT INC.
INDEX


PART I   FINANCIAL INFORMATION                                             PAGE
                                                                          NUMBER

ITEM 1:    Financial Statements

           Condensed Consolidated Balance Sheets as of
               July 31, 1996 and January 31, 1997.........................   3

           Condensed Consolidated Statements of Operations for
               the three and six months ended January 31, 1996 and 1997...   4

           Condensed Consolidated Statements of Cash Flows for
               the six months ended January 31, 1996 and 1997.............   5

           Notes to Condensed Consolidated Financial
               Statements.................................................   6

ITEM 2:    Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................  12

PART II    OTHER INFORMATION

ITEM 1:    Legal Proceedings..............................................  21

ITEM 4:    Submission of Matters to a Vote of Security Holders............  22

ITEM 6:    Exhibits and Reports on Form 8-K...............................  23

           Signatures.....................................................  24

                                   INTUIT INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              JULY 31,   JANUARY 31,
                                                                                1996        1997
                                                                             ---------   -----------
(In thousands, except par value; unaudited)

                                     ASSETS
Current assets:
  Cash and cash equivalents ............................................     $  44,584    $ 104,859
  Short-term investments ...............................................       153,434      170,974
  Marketable securities ................................................            --      179,550
  Accounts receivable, net .............................................        49,473      146,277
  Inventories ..........................................................         4,448        4,428
  Prepaid expenses .....................................................         9,269       11,346
  Deferred income taxes ................................................        19,205       21,313
                                                                             ---------    ---------
          Total current assets .........................................       280,413      638,747
Property and equipment, net ............................................        95,611       78,924
Purchased intangibles ..................................................        16,449       12,580
Goodwill ...............................................................        15,194        9,301
Long-term deferred income tax asset ....................................         6,892        6,892
Other assets ...........................................................         3,461        5,476
                                                                             ---------    ---------
Total assets ...........................................................     $ 418,020    $ 751,920
                                                                             =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .....................................................     $  33,972    $  63,134
  Accrued compensation and related liabilities .........................        15,473       19,663
  Deferred revenue .....................................................        18,974       29,595
  Income taxes payable .................................................            --       32,518
  Deferred income taxes ................................................            --       44,990
  Other accrued liabilities ............................................        42,270      140,690
                                                                             ---------    ---------
          Total current liabilities ....................................       110,689      330,590
Deferred income taxes ..................................................         2,513        2,707
Long-term notes payable ................................................         5,583        5,080
Stockholders' equity:
  Preferred stock, $0.01 par value
    Authorized -- 3,000 shares
    Issued and outstanding -- none .....................................            --           --
  Common stock, $0.01 par value
    Authorized -- 250,000 shares
    Issued and outstanding -- 45,807 and 46,486 shares, respectively ...           458          465
  Additional paid-in capital ...........................................       530,818      551,022
  Unrealized loss on marketable securities .............................            --       (4,032)
  Cumulative translation adjustment and other ..........................          (502)        (668)
  Accumulated deficit ..................................................      (231,539)    (133,244)
                                                                             ---------    ---------
          Total stockholders' equity ...................................       299,235      413,543
                                                                             ---------    ---------
Total liabilities and stockholders' equity .............................     $ 418,020    $ 751,920
                                                                             =========    =========


     See accompanying notes to condensed consolidated financial statements.

                                   INTUIT INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                          JANUARY 31,                       JANUARY 31,
                                                                     1996             1997            1996              1997
                                                                  ---------         --------        ---------         --------
(In thousands, except per share amounts; unaudited)

Net revenue ..............................................        $ 218,996         $265,978        $ 321,246         $368,484
Costs and expenses:
  Cost of goods sold:
     Product .............................................           49,241           58,621           76,657           85,666
     Amortization of purchased software ..................              241              114              916              154
  Customer service and technical support .................           34,631           40,559           59,583           68,071
  Selling and marketing ..................................           42,598           53,235           78,978           90,636
  Research and development ...............................           18,042           22,930           38,193           45,391
  General and administrative .............................            9,945           10,718           19,998           22,624
  Charge for purchased research and development ..........               --               --               --            4,929
  Amortization of goodwill and purchased intangibles .....           10,572            6,192           20,447           16,494
                                                                  ---------         --------        ---------         --------
          Total costs and expenses .......................          165,270          192,369          294,772          333,965
                                                                  ---------         --------        ---------         --------
          Income from operations .........................           53,726           73,609           26,474           34,519
Interest and other income and expense, net ...............            1,307            1,758            3,371            3,806
                                                                  ---------         --------        ---------         --------
Income from continuing operations before income taxes ....           55,033           75,367           29,845           38,325
Income tax provision .....................................           30,966           30,667           24,462           21,929
                                                                  ---------         --------        ---------         --------
Income from continuing operations ........................           24,067           44,700            5,383           16,396
Loss from operations of discontinued operations, net of
 income tax benefits of $1,267 and $2,229, respectively ..           (2,157)              --           (3,795)              --
Gain on sale of discontinued operations, net of income tax
  provision of $52,617 ...................................               --           71,240               --           71,240
                                                                  ---------         --------        ---------         --------
Net income ...............................................        $  21,910         $115,940        $   1,588         $ 87,636
                                                                  =========         ========        =========         ========

Income per share from continuing operations ..............        $    0.50         $   0.94        $    0.11         $   0.35
Loss per share from discontinued operations ..............            (0.04)              --            (0.08)              --

Income per share from sale of discontinued operations                    --             1.50               --             1.50
                                                                  ---------         --------        ---------         --------
Net income per share .....................................        $    0.46         $   2.44        $    0.03         $   1.85
                                                                  =========         ========        =========         ========
Shares used in computing net income (loss) per share .....           47,822           47,631           47,420           47,484
                                                                  =========         ========        =========         ========


     See accompanying notes to condensed consolidated financial statements.

                                   INTUIT INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                    SIX MONTHS ENDED
                                                                                       JANUARY 31,
                                                                                  1996              1997
                                                                               ---------         ---------
(In thousands, unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ..........................................................        $   1,588         $  87,636
  Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
       Net gain on sale of discontinued operations ....................               --           (71,240)
       Loss from discontinued operations offset against gain ..........               --            (9,668)
       Charge for purchased research and development ..................               --             4,929
       Amortization of goodwill and other purchased intangibles .......           22,486            17,732
       Depreciation ...................................................           10,207            15,974
       Changes in assets and liabilities:
          Accounts receivable .........................................          (88,686)         (100,380)
          Inventories .................................................             (917)               20
          Prepaid expenses ............................................           (1,184)           (2,101)
          Deferred income tax assets and liabilities ..................              497            (2,349)
          Accounts payable ............................................           33,109            29,566
          Accrued compensation and related liabilities ................              582             4,501
          Deferred revenue ............................................            6,525            10,621
          Accrued acquisition liabilities .............................           (5,369)           (2,875)
          Other accrued liabilities ...................................           54,576            80,590
          Income taxes payable ........................................            8,038            31,360
                                                                               ---------         ---------
            Net cash provided by operating activities .................           41,452            94,316
                                                                               ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment ..................................          (46,584)          (13,354)
  Cash transferred for acquisitions and disposition, net of cash
    acquired ..........................................................               --              (982)
  Increase in other assets ............................................           (1,431)           (2,114)
  Purchase of short-term investments ..................................         (109,091)         (129,256)
  Liquidation and maturity of short-term investments ..................           85,115           107,813
                                                                               ---------         ---------
            Net cash used in investing activities .....................          (71,991)          (37,893)
                                                                               ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on long-term debt ................................           (1,553)             (503)
  Net proceeds from issuance of common stock ..........................           13,088             4,355
                                                                               ---------         ---------
            Net cash provided by financing activities .................           11,535             3,852
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..................          (19,004)           60,275
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ......................           76,298            44,584
                                                                               ---------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ............................        $  57,294         $ 104,859
                                                                               =========         =========


     See accompanying notes to condensed consolidated financial statements.

INTUIT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Intuit Inc. ("Intuit" or the "Company") is a leading developer of personal finance, small business accounting, and tax preparation software. The Company develops, markets, and supports software products and services that enable individuals, professionals, and small businesses to automate commonly performed financial tasks and better organize, understand, manage, and plan their financial lives. Principal products include personal finance products and small business accounting software, personal and professional tax software, online financial services, and supplies such as invoice forms and checks. The Company markets its products through distributors and retailers and by direct sales to OEMs and individual users. The Company's customers are located primarily in North America, Europe, and Asia.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company for the three and six months ended January 31, 1996 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the operating results and cash flows for those periods. Results of operations for the three and six months ended January 31, 1997 are not necessarily indicative of the results to be expected for the year ending July 31, 1997 or any future period. These condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the fiscal year ended July 31, 1996 included in the Company's Annual Report on Form 10-K dated October 24, 1996.

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

Cash, Cash Equivalents, Short-Term Investments and Marketable Securities

The Company considers all highly liquid investments purchased with a maturity of three months or less at date of acquisition to be cash equivalents. Available-for-sale securities are carried at amortized cost which approximates fair value. Marketable securities are carried at fair value. Unrealized gains and losses on marketable securities are included in stockholders' equity. The following is a summary of cash, cash equivalents, short-term investments and marketable securities at January 31, 1997:

                                                          GROSS UNREALIZED
                                                    ----------------------------
(in thousands, unaudited)             COST             GAIN              LOSS           FAIR VALUE
                                   ----------       -----------        ---------        ----------
Cash and cash equivalents:
  Cash .....................        $ 18,382        $        --        $      --         $ 18,382
  Corporate notes ..........           7,994                 --               --            7,994
  Money market funds .......           9,322                 --               --            9,322
  Municipal bonds ..........          19,480                 --               --           19,480
  Commercial paper .........           5,992                 --               --            5,992
  U.S. Government securities          43,689                 --               --           43,689
                                    --------        -----------        ---------         --------
                                    $104,859        $        --        $      --         $104,859
                                    ========        ===========        =========         ========

Short-term investments:
  Certificates of deposit ..        $  8,808        $        --        $      --         $  8,808
  Corporate notes ..........          25,920                 --               --           25,920
  Municipal bonds ..........         107,672                 --               --          107,672
  Corporate bonds ..........           5,027                 --               --            5,027
  U.S. Government securities          23,547                 --               --           23,547
                                    --------        -----------        ---------         --------
                                    $170,974        $        --        $      --         $170,974
                                    ========        ===========        =========         ========

Marketable securities:              --------        -----------        ---------         --------
 Checkfree common stock ....        $185,850        $        --        $  (6,300)        $179,550
                                    ========        ===========        =========         ========


Cash, cash equivalents, short-term investments and marketable securities totaled $455.4 million at January 31, 1997. The gross unrealized loss of $6.3 million on marketable securities at January 31, 1997 is before a tax benefit of $2.3 million. Marketable securities in Checkfree Corporation ("Checkfree") were obtained as a result of the Company's sale of its online banking and bill payment transaction processing business to Checkfree. See Note 3 of Notes to Condensed Consolidated Financial Statements.

Goodwill and Intangible Assets

The excess cost over the fair value of net assets acquired (goodwill) is generally amortized on a straight-line basis over periods generally not exceeding three years. The cost of identified intangibles is generally amortized on a straight-line basis over periods from 1 to 10 years. The carrying value of goodwill and intangible assets is reviewed on a regular basis for the existence of facts or circumstances, both internal and external, that may suggest impairment. To date no such impairment has been indicated. Should there be an impairment in the future, the Company will measure the amount of the impairment based on undiscounted expected future cash flows from the impaired assets. The cash flow estimates that will be used will reflect management's best estimates, using appropriate and customary assumptions and projections at the time. Components of goodwill and intangible assets are as follows:

                                                         NET BALANCE AT
                                             LIFE IN  JULY 31,   JANUARY 31,
                                              YEARS     1996        1997
                                             -------  --------   -----------
       (dollars in thousands; unaudited)

       Goodwill.............................    3     $15,194      $9,301
       Customer lists.......................   3-5      6,952       4,174
       Covenants not to compete.............   4-5      4,248       2,950
       Purchased technology.................   1-5        857       1,780
       Other intangibles....................   1-10     4,392       3,676


Other intangibles include items such as trade names, logos, and other identified intangible assets. The balances presented above are net of total accumulated amortization of $125.1 million and $135.0 million at July 31, 1996 and January 31, 1997, respectively.

Concentration of Credit Risk

The Company's product revenues are concentrated in the personal computer software industry, which is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies, could adversely affect the Company's operating results.

Financial investments that potentially subject the Company to concentration of credit and/or valuation risk consist principally of short-term investments, marketable securities and trade accounts receivable. The Company holds shares of Checkfree common stock as marketable securities, representing approximately 19.6% of Checkfree's outstanding common stock. The Company's ability to dispose of these securities is restricted by volume trading limitations and other contractual arrangements. Subsequent declines in fair value below cost that are deemed to be other than temporary will be reported in earnings. The Company's remaining investment portfolio is diversified and generally consists of short-term investment grade securities. The credit risk in the Company's accounts receivable is mitigated by the fact that the Company performs ongoing credit evaluations of its customers' financial condition and that accounts receivable are primarily derived from customers in North America. Generally, no collateral is required. The Company maintains reserves for estimated credit losses and such losses have historically been within management's expectations.

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

2.   ACQUISITIONS

In January 1996, the Company completed its acquisition of Milkyway KK ("Milkyway"), a provider of PC-based financial software in Japan. The acquisition was treated as a pooling of interests for accounting purposes. In addition to the issuance of 650,000 shares of Intuit common stock, the Company recorded acquisition related expenses of $0.6 million. The accompanying condensed consolidated financial statements are presented on a combined basis for all periods.

In June 1996, the Company completed its acquisition of Interactive Insurance Services Corp. ("IIS"), a developer of an Internet based system designed to allow consumers to obtain personalized insurance information from national insurance carriers via the World Wide Web. The acquisition, which was treated as a purchase for accounting purposes, had a purchase price of approximately $9.0 million. Under the terms of the acquisition agreement, the Company issued 169,181 shares of Intuit common stock and options to purchase 3,255 shares of Intuit common stock to IIS stock and option holders, respectively, at the date of acquisition. Approximately $8.0 million of in-process research and development was expensed in the quarter ended July 31, 1996. Pro forma information for this acquisition has not been presented due to immateriality.

In September 1996, the Company completed its acquisition of GALT Technologies, Inc. ("GALT"), a provider of mutual fund information on the World Wide Web. The acquisition was treated as a purchase for accounting purposes. Under the terms of the acquisition agreement, the Company issued 212,053 shares of Intuit common stock and options to purchase approximately 33,686 shares of Intuit common stock to GALT stock and option holders, respectively, at the date of acquisition. Of the purchase price of $14.6 million, approximately $8.5 million was allocated to identified intangible assets and goodwill, which will be amortized over a period not to exceed three years. Approximately $4.9 million of in-process research and development was expensed in the quarter ended October 31, 1996.

The following information shows the pro forma net revenue, net income (loss) and net income (loss) per share of Intuit and GALT combined as if the acquisition had taken place as of the beginning of fiscal 1996:

                                                          Three Months Ended  Six Months Ended
                                                           January 31, 1996   January 31, 1996
                                                          ------------------  ----------------
     (In thousands, except per share amounts; unaudited)

      Net revenue.................................           $ 219,162          $ 321,520
      Net income (loss) ..........................              20,470             (6,000)
      Net income (loss) per common share..........           $    0.43          $   (0.13)

The unaudited pro forma results of operations for the six months ended January 31, 1996 reflect a charge for in-process research and development of $4.9 million. Both periods reflect the amortization of intangible assets related to the GALT acquisition. Pro forma information for the six months ended January 31, 1997 is not being presented due to immateriality.

Consistent with the guidelines established by Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed" ("SFAS No. 86"), for each acquisition accounted for as a purchase, the Company determined the amounts allocated to developed and in-process research and development based on whether technological feasibility had been achieved and whether there was an alternative future use for the technology. Due to the absence of detailed program designs, evidence of technological feasibility was established through the existence of a completed working model at which point functions, features and technical performance requirements can be demonstrated. As of the respective dates of the acquisitions, the Company concluded that the in-process research and development had no alternative future use after taking into consideration the potential for usage of the software in different products, resale of the software and internal usage. Accordingly, no amounts were capitalized on the basis of future alternative use.

3.   DISCONTINUED OPERATIONS AND DIVESTITURE

On January 27, 1997, the Company completed the sale of its online banking and bill payment transaction processing subsidiary, Intuit Services Corporation ("ISC"), to Checkfree in exchange for 12.6 million shares of Checkfree common stock. The closing price of Checkfree common stock was $14.75 per share on January 24, 1997. As a result of the divestiture, the Company recorded a gain on sale of discontinued operations of $71.2 million, net of tax, in the quarter ended January 31, 1997. This gain has been recorded net of certain contingent items relating to the divested business which are anticipated to be resolved by fiscal year end. In addition to this gain, the Company recorded a $10 million service and license fee in January 1997 received from Checkfree for providing connectivity to Quicken for Checkfree customers. In February 1997, the Company sold two million shares of the acquired Checkfree common stock, bringing its investment in Checkfree to approximately 19.6% of the resulting 54.2 million shares of Checkfree common stock outstanding following consummation of the transaction. The Company will account for its investment in Checkfree using the cost method of accounting. See Notes 1 and 7 of Notes to Condensed Consolidated Financial Statements.

The divested online banking and bill payment business of ISC has been accounted for as a discontinued operation and, accordingly, its operating results have been segregated for fiscal 1996. Revenue and net loss from discontinued operations were $14.3 million and $6.3 million, respectively, for the fiscal year ended 1996. Operating results for discontinued operations for the period beginning August 1, 1996 until the close of the sale on January 27, 1997 were deferred. The net loss from discontinued operations for the six month period ended January 31, 1997 was approximately $5.8 million net of a tax benefit of approximately $3.9 million. This loss was netted against the gain on sale of discontinued operations.

4.   OTHER ACCRUED LIABILITIES

                                                    JULY 31,  JANUARY 31,
                                                      1996       1997
                                                   ---------  -----------
      (in thousands; unaudited)

      Reserve for returns and exchanges..........   $24,229       64,454
      Acquisition and disposition related items..     3,677       24,085
      Rebates....................................     2,787       12,676
      Post-customer contract support.............     3,500       10,960
      Other accruals.............................     8,077       28,515
                                                   --------   ----------
                                                    $42,270     $140,690
                                                   ========   ==========

5.   INCOME TAXES

The provision for income taxes was computed by applying the estimated annual effective tax rate to recurring operations and amortization of intangible assets, exclusive of the write-off of in-process research and development and the amortization of goodwill.

6.LITIGATION

On March 29, 1994, Joann McGovern filed a class action lawsuit against ChipSoft Inc. (which was subsequently merged into the Company) in the Chancery Division, Circuit Court of Cook County, Illinois, on behalf of the plaintiff and other purchasers of the 1993 HeadStart version of the Company's TurboTax tax preparation software (the "Product"). The plaintiff asserts claims for breach of express and implied warranties and violation of the Illinois Consumer Fraud Act and seeks, on behalf of herself and purported class members, refund of the purchase price as well as consequential and punitive damages. On September 19, 1996 the Company filed a motion for summary judgment on the plaintiff's Illinois Consumer Fraud Act claim. The motion was granted on December 12, 1996, and the plaintiff has indicated her intention to appeal this decision. The Company believes that the plaintiff's claims are without merit and will continue to defend the litigation vigorously. Additional details of the lawsuit are contained in Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1996.

On July 31, 1996, Trio Systems L.L.C. ("Trio") filed a lawsuit against the Company in the U.S. District Court, Central District of California (Los Angeles) alleging copyright infringement and violation of a license agreement. The Company answered the complaint on September 3, 1996, denying all material allegations. On October 28,

1996, the court denied Trio's motion for a preliminary injunction seeking to prevent the Company from shipping any Intuit products containing Trio software, including Quicken products. On February 19, 1997, the parties entered into a settlement agreement and mutual release pursuant to which the Company purchased a non-exclusive perpetual worldwide license from Trio to use, develop and distribute Intuit and Intuit-related products containing certain Trio technology. Additional details of the lawsuit are contained in Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1996.

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


7.   SUBSEQUENT EVENTS

In February 1997, the Company completed the planned sale of two million shares of Checkfree common stock at a price of $14.625 per share. The shares were acquired from Checkfree as a result of the Company's sale of its online banking and bill payment processing subsidiary, ISC. The sale of the two million shares reduced the Company's ownership interest in Checkfree to approximately 19.6% of Checkfree's outstanding common stock. Net proceeds of the sale were $29.2 million and the realized loss on the sale was approximately $160,000, net of tax. The Company continues to hold an investment in Checkfree Corporation of
10.6 million shares.

In February 1997, Intuit's Japanese subsidiary, Milkyway KK, signed an agreement to acquire Nihon Micom Co. Ltd., a Japanese small business accounting software company, for cash. The price of the planned acquisition, which is currently expected to close in March 1997, is approximately $39 million. Under the proposed acquisition agreement, options to purchase up to 200,000 shares of Intuit common stock are to be granted to employees of Nihon Micom on or after consummation of the acquisition. The Company intends to treat the acquisition as a purchase for accounting purposes.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion contains forward-looking statements that include risks and uncertainties. Statements that indicate that the Company "expects," "anticipates" or "believes" are forward-looking, as are all other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results to differ materially from those anticipated by the statements contained in the following discussion. Such factors include, but are not limited to, the growth rates of certain of the Company's market segments, the positioning of the Company's products in those segments, the retail sell-through of tax preparation products, personal finance and other products, particularly the leveling off or decline of retail sales of the Company's Quicken product, the competitive environment in the consumer and small business software industry, the emergence of the electronic financial services marketplace, the cost of implementing the Company's electronic financial services strategy, the possibility of calculation errors or other "bugs" in the Company's software products, variations in the cost of and demand for customer service and technical support, the Company's ability to establish strategic relationships with financial institutions and processors of financial information, the emergence of competition from these entities as well as from software companies, the acceptance of online offers of financial services by both financial institutions and prospective customers, the Company's ability to manage its businesses in a rapidly changing environment, and the timing and consumer acceptance of new Intuit product releases and services including current users' willingness to upgrade from older versions of the Company's products. Additional risks include the successful transition of the Company's online banking and bill payment operations to Checkfree Corporation, possible fluctuations in the value of the Company's investment in Checkfree Corporation, the Company's ability to consummate planned acquisitions and to integrate acquired operations into its existing business and the Company's ability to penetrate international markets and manage its international operations. Additional information on these and other factors which could affect the Company's financial results are included in the Company's Form 10-K for the fiscal year ended July 31, 1996 and its form 10-Q for the fiscal quarter ended October 31, 1996 on file with the Securities and Exchange Commission.


OVERVIEW

The Company experienced revenue growth of 21% and 15% for the three and six months ended January 31, 1997 over the comparable periods of fiscal year 1996. With respect to quarterly results, it should be noted that the Company's net revenue varies significantly by quarter due to seasonality in consumer buying patterns as well as the timing of new and upgraded product releases. Seasonality is particularly strong for the Company's personal and professional tax return preparation products, the sales of which are mostly compressed into the November through March time frame. The second fiscal quarter has historically been and continues to be the Company's strongest quarter in terms of both revenue and profitability because of the seasonal shipments of tax return preparation products during this period.

In January 1997, the Company completed the sale of its banking and bill payment processing subsidiary, ISC, to Checkfree, pursuant to an agreement announced in September 1996. As a result of this divestiture, the Company recorded a gain on sale of discontinued operations, net of tax, of $71.2 million, for the three and six months ended January 31, 1997.

In September 1996, the Company announced Internet-related strategic initiatives designed to accelerate the adoption of electronic financial data exchange and communication by individuals, small businesses and their financial service providers. These initiatives included plans to "open" the architecture of the Company's software products to financial service providers so that such providers can connect directly through the Internet to their customers who use Intuit products. In February 1997, the Company made a joint announcement with Microsoft Corporation and Checkfree introducing a communication standard with a single, unified technical specification, called Open Financial Exchange(TM). Open Financial Exchange will enable financial institutions to exchange financial data over the Internet with Web users and users of personal finance, accounting and tax software.

The Company's earnings and stock price have been and may continue to be subject to significant volatility, particularly on a quarterly basis. The Company has previously experienced shortfalls in revenue and earnings from levels expected by securities analysts, which has had an immediate and significant adverse effect on the trading price of the Company's common stock. There can be no assurance that this will not recur in the future. Additionally, the Company participates in a highly dynamic industry which often results in significant volatility of the Company's common stock price. In particular, the impact on the Company's business of the adoption rate and degree of market acceptance of electronic financial services, the introduction of competing electronic financial services and investors' assessment of the Company's position in the electronic financial services market, may result in significant increases in the volatility of the Company's stock price. In addition, the trend towards Internet-based products and services could have a material adverse effect on sales of some of the Company's existing products.


ACQUISITIONS AND DIVESTITURE

In January 1996, the Company completed its acquisition of Milkyway KK ("Milkyway"), a provider of PC-based financial software in Japan. The acquisition was treated as a pooling of interests for accounting purposes. In addition to the issuance of 650,000 shares of Intuit common stock, the Company recorded acquisition related expenses of $0.6 million. The accompanying condensed consolidated financial statements, and discussion thereof, are presented on a combined basis for all periods.

In June 1996, the Company completed its acquisition of Interactive Insurance Services Corp. ("IIS"), a developer of an Internet based system designed to allow consumers to obtain personalized insurance information from national insurance carriers via the World Wide Web. The acquisition, which was treated as a purchase for accounting purposes, had a purchase price of approximately $9.0 million. Under the terms of the acquisition agreement, the Company issued 169,181 shares of Intuit common stock and options to purchase 3,255 shares of Intuit common stock to IIS stock and option holders, respectively, at the date of acquisition. Approximately $8.0 million of in-process research and development was expensed in the quarter ended July 31, 1996.

In September 1996, the Company completed its acquisition of GALT Technologies, Inc. ("GALT"), a provider of mutual fund information on the World Wide Web. The acquisition was treated as a purchase for accounting purposes. Under the terms of the acquisition agreement, the Company issued 212,053 shares of Intuit common stock and options to purchase approximately 33,686 shares of Intuit common stock to GALT stock and option holders, respectively, at the date of acquisition. Of the purchase price of $14.6 million, approximately $8.5 million was allocated to identified intangible assets and goodwill which will be amortized over a period not to exceed three years. Approximately $4.9 million of in-process research and development was expensed in the quarter ended October 31, 1996.

Consistent with the guidelines established by Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed" ("SFAS No. 86"), for each acquisition accounted for as a purchase, the Company determined the amounts allocated to developed and in-process research and development based on whether technological feasibility had been achieved and whether there was an alternative future use for the technology. Due to the absence of detailed program designs, evidence of technological feasibility was established through the existence of a completed working model at which point functions, features and technical performance requirements can be demonstrated. As of the respective dates of the acquisitions, the Company concluded that the in-process research and development had no alternative future use after taking into consideration the potential for usage of the software in different products, resale of the software and internal usage. Accordingly, no amounts were capitalized on the basis of future alternative use.

Acquisition-related costs reduced net income by approximately $6.3 million and $21.6 million for the three and six month periods ended January 31, 1997, respectively, compared to $10.8 million and $21.4 million for the three and six month periods ended January 31, 1996, respectively. Assuming no acquisitions in addition to those discussed above and no impairment of value resulting in an acceleration of amortization, the net income effect of future amortization is anticipated to be approximately $25.5 million, $6.0 million, $3.6 million, and $0.5 million for the fiscal years ending July 31, 1997 through 2000, respectively. Because of the high levels of non-cash amortization expense arising from the acquisitions discussed above, the Company may report significant operating losses in the fiscal year ending July 31, 1997 and future periods. In addition, if the Company completes additional acquisitions in the future that are accounted for as purchases, operating results could be materially adversely affected by future amortization relating to such acquisitions.

On January 27, 1997, the Company completed the sale of its online banking and bill payment transaction processing subsidiary, Intuit Services Corporation ("ISC"), to Checkfree Corporation ("Checkfree") in exchange for 12.6 million shares of Checkfree common stock. The closing price of Checkfree common stock was $14.75 per share on January 24, 1997. As a result of the divestiture, the Company recorded a gain on sale of discontinued operations of $71.2 million, net of tax, in the quarter ended January 31, 1997. This gain has been recorded net of certain contingent items relating to the divested business which are anticipated to be resolved by fiscal year end. In February 1997, the Company sold two million shares of the acquired Checkfree common stock, bringing its investment in Checkfree to approximately 19.6% of the resulting 54.2 million shares of Checkfree common stock outstanding following consummation of the transaction. The Company will account for its investment in Checkfree using the cost method of accounting. See Notes 1, 3 and 7 of Notes to Condensed Consolidated Financial Statements.

Although the Company believes the transactions discussed above were in the best interests of the Company and its stockholders, there are significant risks associated with these transactions. The acquisitions have expanded the Company's size, product lines, personnel and geographic locations. The Company's ability to integrate and organize these new businesses and successfully manage its growth will necessitate improvements in its operational, financial and management information systems. The Company is continually taking steps to improve its internal processes, but there can be no assurance that problems in these processes will not occur in the future. The divestiture of ISC has resulted in the elimination of the Company's direct participation in the online banking and bill payment processing business. The Company's investment in the shares of Checkfree common stock could decrease in value due to market fluctuations and the success or failure of Checkfree. If such decline was determined to be other than temporary, charges to earnings would result. There is also a risk that the Company will be unable to divest the Checkfree common stock shares quickly because of contractual and legal restrictions on the sale of such shares and the relatively large percentage of ownership of Checkfree common stock by the Company.

RESULTS OF OPERATIONS

Set forth below are certain condensed consolidated statement of operations data as well as such data as a percentage of net revenue for the three and six month periods ended January 31, 1996 and 1997.

                                                                             THREE MONTHS ENDED
                                                                                 JANUARY 31,
                                                                      1996                         1997
                                                           --------------------------   ----------------------------
(dollars in thousands; unaudited)                             Dollars    % of Revenue     Dollars       % of Revenue
                                                           ------------  ------------   -----------     ------------
Net revenue:
    Software.........................................      $    197,734          90.3%  $   240,921             90.6%
    Supplies.........................................            21,262           9.7        25,057              9.4
                                                           ------------  ------------   -----------     ------------
                                                                218,996         100.0       265,978            100.0
Costs and expenses:
    Cost of goods sold:
        Product......................................            49,241          22.5        58,621             22.0
        Amortization of purchased software...........               241           0.1           114              0.1
    Customer service and technical support...........            34,631          15.8        40,559             15.3
    Selling and marketing............................            42,598          19.5        53,235             20.0
    Research and development.........................            18,042           8.2        22,930              8.6
    General and administrative.......................             9,945           4.6        10,718              4.0
    Charge for purchased research and development....                --            --            --               --
    Amortization of goodwill and purchased
        intangibles..................................            10,572           4.8         6,192              2.3
                                                           ------------  ------------   -----------     ------------
             Total costs and expenses................           165,270          75.5       192,369             72.3
                                                           ------------  ------------   -----------     ------------

             Income from operations..................            53,726          24.5        73,609             27.7
Interest and other income and expense, net...........             1,307           0.6         1,758              0.7
                                                           ------------  ------------   -----------     ------------

Income from continuing operations before income
 taxes...............................................            55,033          25.1        75,367             28.4
Income tax provision.................................            30,966          14.1        30,667             11.6
                                                           ------------  ------------   -----------     ------------

Income from continuing operations....................            24,067          11.0        44,700             16.8
Loss from operations of discontinued operations,
  net of income tax benefit of $1,267................            (2,157)         (1.0)                            --
                                                                                                 --
Gain on sale of discontinued operations, net of
 income tax provision of $52,617.....................                --            --        71,240             26.8
                                                           ------------  ------------   -----------     ------------
Net income...........................................      $     21,910          10.0%  $   115,940             43.6%
                                                           ============  ============   ===========     ============

                                                                           SIX MONTHS ENDED
                                                                              JANUARY 31,
                                                                   1996                       1997
                                                         ------------------------   ----------------------
(dollars in thousands; unaudited)                        Dollars     % of Revenue   Dollars   % of Revenue
                                                         -------     ------------   -------   ------------
Net revenue:
    Software ....................................        $ 286,485        89.2%     $325,416      88.3%
    Supplies ....................................           34,761        10.8        43,068      11.7
                                                         ---------    --------      --------     -----
                                                           321,246       100.0       368,484     100.0
Costs and expenses:
    Cost of goods sold:
        Product .................................           76,657        23.9        85,666      23.3
        Amortization of purchased software ......              916         0.3           154        --
    Customer service and technical support ......           59,583        18.5        68,071      18.5
    Selling and marketing .......................           78,978        24.6        90,636      24.6
    Research and development ....................           38,193        11.9        45,391      12.3
    General and administrative ..................           19,998         6.2        22,624       6.1
    Charge for purchased research and development               --          --         4,929       1.3
    Amortization of goodwill and purchased
        intangibles .............................           20,447         6.4        16,494       4.5
                                                         ---------    --------      --------     -----
             Total costs and expenses ...........          294,772        91.8       333,965      90.6
                                                         ---------    --------      --------     -----

             Income from operations .............           26,474         8.2        34,519       9.4
Interest and other income and expense, net ......            3,371         1.1         3,806       1.0
                                                         ---------    --------      --------     -----

Income from continuing operations before income
 taxes ..........................................           29,845         9.3        38,325      10.4
Income tax provision ............................           24,462         7.6        21,929       5.9
                                                         ---------    --------      --------     -----

Income from continuing operations ...............            5,383         1.7        16,396       4.5
Loss from operations of discontinued operations,
  net of income tax benefit of $2,229 ...........           (3,795)       (1.2)           --        --

Gain on sale of discontinued operations, net of
 income tax provision of $52,617 ................               --          --        71,240      19.3
                                                         ---------    --------      --------     -----

Net income ......................................        $   1,588         0.5%     $ 87,636      23.8%
                                                         =========    ========      ========     =====


NET REVENUE for the three and six month periods ended January 31, 1997 increased over the comparable periods of fiscal 1996 by 21% and 15%, respectively. This increase resulted primarily from higher sales of both personal and professional versions of the Company's tax preparation products, and the release of new and upgraded versions of small business finance products including QuickBooks version 5.0 and QuickBooks Pro version 5.0 (including CD-ROM versions), which resulted in increased unit sales. Also contributing to revenue growth were increased financial supplies revenue over comparable periods in fiscal 1996 resulting primarily from an increasing QuickBooks user base. Due to the seasonality of the Company's software sales, the proportion of net revenue represented by supplies, which is a less seasonal business, will vary considerably throughout the year. Overall net revenue increases were offset in part by a decrease in Quicken net revenue resulting from a decrease in average selling prices, a decrease in units shipped into the retail channel and increasing OEM unit sales, which generate minimal revenue, during the three and six month periods ended January 31, 1997, as compared with the three and six month periods of the prior year. Net revenue for the three and six month periods ended January 31, 1997 includes a $10 million service and license fee from Checkfree for providing connectivity to Quicken for Checkfree customers.

While the initial sell-through of personal tax products for the first six months of fiscal 1997 is encouraging, the Company cautions that it will be several months before the financial results for the current tax season can be determined. As in previous years, to assure wide availability of the tax return preparation products at retail as tax filing deadlines approach, the Company ships more tax product into the retail channel than is expected to sell through. Consistent with prior years, a significant reserve is established at the time of initial shipment for estimated product returns. However, there can be no assurance that these reserves will be adequate to cover actual product returns.

Revenue is generally recognized at the time of product shipment or delivery of electronic or other services, net of allowances for estimated future returns and for excess quantities in distribution channels, provided that no significant vendor obligations exist and collections of accounts receivable are probable. Reserves are provided for quantities of current product versions that are considered excess and for inventories of all previous versions of products at the time new product versions are introduced. Advance payments are recorded as deferred revenue until the products are shipped or services are provided. Rebate costs are incurred at the time revenue is recognized. The Company provides warranty reserves at the time revenue is recognized for the estimated cost of replacing defective products. There can be no assurance that the reserves established by the Company will be sufficient to cover future obligations.

The software industry, including the Company, is selling increasingly through alternative channels, such as OEM, or "bundling" products for a single low price. While this strategy introduces new customers to products, it also significantly reduces average selling prices. The consumer software industry, including the Company, has experienced significant platform shifts in the past, such as from DOS to Windows and Windows 95. There is increased competition on the Windows and Windows 95 platforms, including lower priced products and, at times, free promotional products that compete with the Company's software. In order to respond to these competitive pressures, the Company may use price reductions and/or other promotional offers which could negatively impact net revenue and income from operations. Alternatively, the Company could maintain prices and risk losing market share. As platform shifts continue to occur, there are risks that competitors could introduce new products before the Company's products are available on a particular platform or that customers may not accept a platform that the Company has chosen or will choose to pursue. Further consolidation of the software industry or changes in the personal computer industry could lead to increased competition in innovation and pricing strategies. The Company cannot quantify the degree to which these factors have affected or will affect its business and results of operations. In addition, a number of the Company's competitors have greater financial resources than the Company, potentially giving them a competitive advantage.

There can be no assurance that the Company's new or upgraded products will be accepted, will not be delayed or canceled, or will not contain errors or "bugs" that could affect the performance of the products or cause damage to a user's data. If any of these events occurs, the Company may experience reduced net revenue, loss of market share, increased maintenance release costs and higher technical support costs. The Company derives significant portions of its revenues from certain distributors and resellers. Bankruptcy or insolvency of a distributor or retailer could materially adversely affect the Company's future revenue streams for a period of time.

COST OF GOODS SOLD decreased to 22.1% and 23.3% of net revenue for the three and six month periods ended January 31, 1997, respectively, from 22.6% and 24.2% of net revenue for the three and six month periods ended January 31, 1996, respectively. The Company anticipates that cost of goods sold will be affected by approximately $0.6 million of acquisition-related amortization costs for the full fiscal year 1997. Excluding acquisition related amortization costs, cost of goods sold would have been 22.0% and 23.3% of net revenue for the three and six month periods ended January 31, 1997, respectively, and 22.5% and 23.9% of net revenue for the three and six month periods ended January 31, 1996, respectively.

Software and services cost of goods sold, excluding acquisition-related amortization costs, was 20.1% and 20.8% of software and services net revenue for the three and six month periods ended January 31, 1997, compared to 20.4% and 21.6% in the three and six month periods ended January 31, 1996. This decrease resulted primarily from a shift in the mix of product sales to higher margin deluxe CD-ROM versions, reductions in the cost of materials and improved inventory management. Supplies cost of goods sold decreased to 41.1% and 41.9% of supplies net revenue for the three and six month periods ended January 31, 1997, compared to 41.5% and 42.6% in the three and six month periods ended January 31, 1996, respectively. This decrease is primarily due to increased efficiency in the order taking process resulting in lower costs and fewer re-orders. The Company plans to continue to take actions to improve efficiency and reduce the materials costs of all its products. However, there can be no assurance that margin improvements will be achieved or that current margins will be sustained.

During the three months ended January 31, 1996, a few minor calculation errors were identified in the consumer versions of the TurboTax and MacInTax products, and actions were taken during the quarter to notify users and provide fixes. There can be no assurance that additional errors will not be discovered in the future. Such errors could have a material adverse effect on the Company's results of operations. The Company has guaranteed the calculations of its tax products and will pay any penalties and interest due the IRS from its customers as a result of calculation errors. As of January 31, 1997, claims made for such errors have been insignificant, although significant claims may be received in the future.

CUSTOMER SERVICE AND TECHNICAL SUPPORT expenses were 15.3% and 18.5% of net revenue for the three and six month periods ended January 31, 1997, respectively, compared to 15.8% and 18.5% of net revenue for the three and six month periods ended January 31, 1996. The Company incurs a fixed base of support costs, which is increased by seasonal staffing and third-party services during periods of seasonally higher sales. Customer service and technical support costs were slightly lower as a percentage of net revenue in the three month period ended January 31, 1997 as compared to the same period a year ago, due in part to decreased outsourcing and improved management of existing facilities and resources. Customer service and technical support costs represented the same percentage of net revenue for the six month periods ended January 31, 1997 and 1996. Post-contract customer support costs are accrued at the time revenue is recognized, are included in customer service and technical support expenses and are not included in cost of goods sold.

SELLING AND MARKETING expenses were 20.0% and 24.6% of net revenue for the three and six month periods ended January 31, 1997, respectively, compared to 19.5% and 24.6% of net revenue for the three and six month periods ended January 31, 1996, respectively. Selling and marketing expenses for the quarter increased as a percentage of net revenue compared to the same period of the prior fiscal year primarily as a result of increased marketing of key products and support of international product launches in the quarter ended January 31, 1997. Year to date selling and marketing expenses remained flat as a percentage of net revenue compared to the same period in the prior year.

RESEARCH AND DEVELOPMENT expenses were 8.6% and 12.3% of net revenue for the three and six month periods ended January 31, 1997, respectively and 8.2% and 11.9% of net revenue for the three and six month periods ended January 31, 1996, respectively. The increases are due primarily to continued development of new versions and upgrades of software products and development of electronic commerce services in the insurance and investments areas. The Company has experienced, and expects to continue to experience, significant growth in research and development expenses, both in absolute dollars and as a percentage of net revenue, for development efforts on new and existing products, including foreign versions of its products.

GENERAL AND ADMINISTRATIVE expenses were 4.0% and 6.1% of net revenue for the three and six month periods ended January 31, 1997, respectively, and 4.6% and 6.2% of net revenue for the three and six month periods ended January 31, 1996, respectively.

INTEREST AND OTHER INCOME AND EXPENSE, NET, was $1.8 million and $3.8 million for the three and six month periods ended January 31, 1997, respectively. This compares to $1.3 million and $3.4 million, respectively, for the corresponding periods in the prior year. This increase is primarily the result of increased interest income due to higher average cash and short-term investment balances in the current year.

INCOME TAXES. For the three months ended January 31, 1997, the Company recorded an income tax provision of $30.7 million on pretax income of $75.4 million. The tax rate differs from the statutory rate primarily because of the nondeductible status of goodwill amortization. There was no valuation allowance for deferred tax assets of $28.2 million at January 31, 1997 based on management's assessment that current anticipated levels of taxable income will be sufficient to realize the net deferred tax assets.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company's business has experienced and is expected to continue to experience substantial seasonality, due principally to the timing of the tax return preparation season, timing of launches for new or updated versions of products and, to a lesser extent, consumer software buying patterns. Sales of the Company's tax products are concentrated in the period from November, when certain professional tax products are released, through March, when consumers purchase tax preparation products in advance of the April 15 filing deadline. In addition, sales of the Company's Quicken products are typically strongest during the year-end holiday buying season. As a result of these seasonal patterns, the Company typically generates more than 100% of its income from operations before acquisition-related charges during its fiscal quarters ending January 31 and April 30. Because of these seasonal factors and a significantly increased level of operating expenses to support the Company's expanded infrastructure and development efforts, the Company incurred significant losses from operations before acquisition-related charges during its fiscal quarters ended July 31, 1996 and October 31, 1996. The Company expects to continue to report seasonal losses before acquisition-related costs and amortization in the July and October quarters of future fiscal years. In addition, the Company expects to incur significant amortization expenses relating to historical and future acquisitions which may be accounted for as purchases. Such amortization charges will adversely affect operating income and net income in future quarters.

The Company's quarterly operating results have varied significantly in the past, and are likely to vary significantly in the future, based upon a number of factors. In addition to seasonal factors, the Company's quarterly operating results can be affected significantly by the number and timing of new product or version releases by the Company as well as the timing of product announcements or introductions by the Company's competitors, discretionary marketing and promotional expenditures, research and development expenditures and a variety of non-recurring events such as acquisitions or claims relating to calculation errors in the Company's tax products. Products are generally shipped as orders are received and, consequently, quarterly sales and operating results depend primarily on the volume and timing of orders received during the quarter, which are difficult to forecast. A significant portion of the Company's operating expenses are relatively fixed and planned expenditures are based on sales forecasts. Thus, if net revenue levels are below expectations, operating results are likely to be materially adversely affected. In particular, net income, if any, may be disproportionately affected because only a small portion of the Company's expenses varies with revenue in the short term. In response to competition, the Company may also choose to reduce prices or increase spending, which may adversely affect the Company's operating results and financial condition. There can be no assurance that the Company will sustain revenue growth in the future or be profitable in any future period. Due to the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

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

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 1997, the Company had $275.8 million in cash and short-term investments excluding $179.6 million in marketable securities of Checkfree common stock (see Notes 3 and 7 of Notes to Condensed Consolidated Financial Statements), a $77.8 million increase from July 31, 1996. The increase was primarily due to the seasonality of the Company's business which generally results in the majority of net revenues and cash receipts occurring in the January and April quarters. During the six months ended January 31, 1997, operating activities provided $94.3 million in cash, compared with $41.5 million in the six months ended January 31, 1996. The Company's investing activities used $37.9 million in cash in the six months ended January 31, 1997 compared to $72.0 million in the comparable period of the prior year. Investing activities consisted primarily of net purchases of short-term investments and purchases of property and equipment in both six month periods. The decrease in cash used for investing activities in the six month period of the current year compared to the six month period of the prior year is due primarily to higher fixed asset expenditures in the prior year resulting from moving company headquarters to Mountain View, California and relocating its San Diego, California operations to a new facility. The Company's financing activities provided $3.9 million and $11.5 million of cash in the six months ended January 31, 1997 and 1996, respectively, due primarily to proceeds from the exercise of stock options.

The Company enters into leases for new or expanded facilities in the normal course of its business. During fiscal 1996, the Company began moving its headquarters from Menlo Park, California to larger facilities in Mountain View, California. The move is expected to be completed in calendar year 1999. The Company also relocated its operations in San Diego, California to a new office facility in June 1996. The Company leases various other properties throughout the world. Aside from the proposed Nihon Micom acquisition (see Note 7 of Notes to Condensed Consolidated Financial Statements), the Company has no other significant capital expenditure commitments, although additional cash may be used for strategic acquisitions in the future.

The Company believes cash and short-term investments will be sufficient to meet the Company's anticipated seasonal working capital and capital expenditure requirements for at least the next twelve months.

PART II:OTHER INFORMATION
ITEM 1
LEGAL PROCEEDINGS


On March 29, 1994, Joann McGovern filed a class action lawsuit against ChipSoft (which was subsequently merged into the Company) in the Chancery Division, Circuit Court of Cook County, Illinois, on behalf of the plaintiff and other purchasers of the 1993 HeadStart version of the Company's TurboTax tax preparation software (the "Product"). The plaintiff asserts claims for breach of express and implied warranties and violation of the Illinois Consumer Fraud Act and seeks, on behalf of herself and purported class members, refund of the purchase price as well as consequential and punitive damages. On September 19, 1996 the Company filed a motion for summary judgment on the plaintiff's Illinois Consumer Fraud Act claim. The motion was granted on December 12, 1996, and the plaintiff has indicated her intention to appeal this decision. The Company believes that the plaintiff's claims are without merit and will continue to defend the litigation vigorously. Additional details of the lawsuit are contained in Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1996.

On July 31, 1996, Trio Systems L.L.C. ("Trio") filed a lawsuit against the Company in the U.S. District Court, Central District of California (Los Angeles) alleging copyright infringement and violation of a license agreement. The Company answered the complaint on September 3, 1996, denying all material allegations. On October 28, 1996, the court denied Trio's motion for a preliminary injunction seeking to prevent the Company from shipping any Intuit products containing Trio software, including Quicken products. On February 19, 1997, the parties entered into a settlement agreement and mutual release pursuant to which the Company purchased a non-exclusive perpetual worldwide license from Trio to use, develop and distribute Intuit and Intuit-related products containing certain Trio technology. Additional details of the lawsuit are contained in Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1996.

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

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


On November 25, 1996, at the Company's Annual Meeting of Stockholders, Intuit's stockholders approved the following proposals. Proxies were solicited by the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. As of October 15, 1996, the record date for the Annual Meeting, there were approximately 46,251,414 shares of Intuit Common Stock outstanding and entitled to vote, of which 41,138,931 shares were present in person or by proxy and voted at the meeting.

1. Proposal to elect six directors of the Company, each to serve until the next Annual Meeting of Stockholders and until his successor is duly elected and qualified or until his earlier resignation or removal.

                                                           FOR                   AGAINST
                                                  ---------------------    ---------------------
                    Christopher W. Brody               40,978,162                160,769
                    William V. Campbell                40,996,586                142,345
                    Scott D. Cook                      40,996,767                142,164
                    L. John Doerr                      40,996,697                142,234
                    Michael R. Hallman                 40,996,247                142,684
                    Burton J. McMurtry                 40,997,157                141,774

2. Proposal to amend the Company's 1993 Equity Incentive Plan to increase the number of shares of common stock available for issuance pursuant to awards thereunder by 3,000,000 shares.

                    For                                     26,903,611
                    Against                                  5,753,426
                    Abstain                                     76,386
                    Broker Non-votes                         8,405,508

3. Proposal to approve the adoption of the 1996 Employee Stock Purchase Plan and authorization of the issuance of 300,000 shares of common stock thereunder.

                    For                                     33,294,147
                    Against                                    376,819
                    Abstain                                     66,956
                    Broker Non-votes                         7,401,009

4. Proposal to approve the adoption of the 1996 Directors Stock Option Plan and authorization of the issuance of 120,000 shares of common stock pursuant to stock options granted thereunder.

                    For                                     28,319,700
                    Against                                  5,331,868
                    Abstain                                     86,254
                    Broker Non-votes                         7,401,109

5. Proposal to ratify the selection of Ernst & Young LLP as independent auditors for the Company for the current fiscal year ending July 31, 1997.

                    For                                     40,988,132
                    Against                                     98,285
                    Abstain                                     52,514

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K


(A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

     Exhibit 2.01        Agreement and Plan of Merger dated as of September 15, 1996 by and among
                         Intuit Inc., Intuit Services Corporation, Checkfree Corporation and
                         Checkfree Acquisition Corporation. Pursuant to Item 601 (b) (2) of
                         Regulation S-K, certain schedules have been omitted but will be furnished supplementally to the Commission upon request.  (1)

     Exhibit 2.02        Amendment No. 1 to Agreement and Plan of Merger dated as of September 15,
                         1996 by and among Intuit Inc., Intuit Services Corporation, Checkfree
                         Corporation and Checkfree Acquisition Corporation II.  (1)

     Exhibit 4.01        Amended and Restated  Registration  Rights  Agreement dated as of September
                         15, 1996 between Intuit Inc. and Checkfree Corporation.  (1)

     Exhibit 4.02        Amended and Restated Checkfree Corporation Stock Restriction Agreement
                         dated September 15, 1996 between Intuit Inc. and Checkfree Corporation.
                         (1)

     Exhibit 10.01       Intuit Inc. 1993 Equity Incentive Plan, as amended through November 25,
                         1996.

     Exhibit 10.02       Intuit Inc. 1996 Employee Stock Purchase Plan, as adopted on October 7,
                         1996.

     Exhibit 10.03       Intuit Inc. 1996 Directors Stock Option Plan, as adopted on October 7,
                         1996.

     Exhibit 11.01       Computation of net income per share.

     Exhibit 27.01       Financial Data Schedule (filed only in electronic format)


----------
     (1) Incorporated by reference to the Company's report on Schedule 13D with respect to its beneficial ownership of shares of Checkfree Corporation filed on February 6, 1997.

(B) REPORTS ON FORM 8-K:

     (i)  On October 17, 1996, the Company filed a Form 8-K to report under
          Item 5 its proposed sale of Intuit Services Corporation subsidiary to Checkfree Corporation. No financial statements were filed.

    (ii) On November 15, 1996, the Company filed a Form 8-K/A (amending a Form 8-K filed on September 18, 1996) relating to its acquisition of GALT Technologies, Inc. ("GALT"). This amendment was filed in order to include under Item 7 (a) the audited financial statements of GALT for the year ended December 31, 1995 and the period from September 1, 1993 through December 31, 1994, and (b) unaudited pro forma condensed combining financial information to give effect to the acquisition of GALT by the Company as if the merger had taken place at July 31, 1996 (for balance sheet purposes) and July 31, 1995 (for statement of operations purposes).

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       INTUIT INC.
                                       (REGISTRANT)



Date:  March 14, 1997                  By:   /s/ JAMES J. HEEGER
                                          -------------------------------------
                                            James J. Heeger
                                            Senior Vice President and Chief
                                            Financial Officer



Date:  March 14, 1997                  By:   /s/ GREG J. SANTORA
                                          -------------------------------------
                                            Greg J. Santora
                                            Vice President of Finance

                                 EXHIBIT INDEX


     Exhibit 2.01        Agreement and Plan of Merger dated as of September 15, 1996 by and among
                         Intuit Inc., Intuit Services Corporation, Checkfree Corporation and
                         Checkfree Acquisition Corporation. Pursuant to Item 601 (b) (2) of
                         Regulation S-K, certain schedules have been omitted but will be furnished supplementally to the Commission upon request.  (1)

     Exhibit 2.02        Amendment No. 1 to Agreement and Plan of Merger dated as of September 15,
                         1996 by and among Intuit Inc., Intuit Services Corporation, Checkfree
                         Corporation and Checkfree Acquisition Corporation II.  (1)

     Exhibit 4.01        Amended and Restated  Registration  Rights  Agreement dated as of September
                         15, 1996 between Intuit Inc. and Checkfree Corporation.  (1)

     Exhibit 4.02        Amended and Restated Checkfree Corporation Stock Restriction Agreement
                         dated September 15, 1996 between Intuit Inc. and Checkfree Corporation.
                         (1)

     Exhibit 10.01       Intuit Inc. 1993 Equity Incentive Plan, as amended through November 25,
                         1996.

     Exhibit 10.02       Intuit Inc. 1996 Employee Stock Purchase Plan, as adopted on October 7,
                         1996.

     Exhibit 10.03       Intuit Inc. 1996 Directors Stock Option Plan, as adopted on October 7,
                         1996.

     Exhibit 11.01       Computation of net income per share.

     Exhibit 27.01       Financial Data Schedule (filed only in electronic format)


----------
     (1) Incorporated by reference to the Company's report on Schedule 13D with respect to its beneficial ownership of shares of Checkfree Corporation filed on February 6, 1997.