Form 10-Q
period 1997-04-30
INTUIT INC
filed 1997-06-13
CIK 896878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------



                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended APRIL 30, 1997 or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     46,635,019 shares of Common Stock, $0.01 par value, as of May 30, 1997

FORM 10-Q
INTUIT INC.
INDEX

PART I       FINANCIAL INFORMATION
                                                                           PAGE
                                                                          NUMBER
                                                                          ------
ITEM 1:      Financial Statements

             Condensed Consolidated Balance Sheets as of
                 July 31, 1996 and April 30, 1997..........................  3

             Condensed Consolidated Statements of Operations for
                 the three and nine months ended April 30, 1996 and 1997...  4

             Condensed Consolidated Statements of Cash Flows for
                 the nine months ended April 30, 1996 and 1997.............  5

             Notes to Condensed Consolidated Financial
                 Statements................................................  6

ITEM 2:      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations....................... 13


PART II      OTHER INFORMATION


ITEM 1:      Legal Proceedings............................................. 22

ITEM 6:      Exhibits and Reports on Form 8-K.............................. 23

             Signatures.................................................... 24

                                   INTUIT INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      JULY 31,       APRIL 30,
                                                                                        1996           1997
                                                                                    -----------      ---------
(In thousands, except par value; unaudited)

                                     ASSETS
Current assets:
  Cash and cash equivalents..............................................           $    44,584      $   116,649
  Short-term investments.................................................               153,434          209,185
  Marketable securities..................................................                    --          147,075
  Accounts receivable, net...............................................                49,473           67,848
  Inventories............................................................                 4,448            2,756
  Prepaid expenses.......................................................                 9,269            9,762
  Deferred income taxes..................................................                19,205           22,335
                                                                                    -----------      -----------
          Total current assets...........................................               280,413          575,610
Property and equipment, net..............................................                95,611           78,434
Purchased intangibles....................................................                16,449           22,213
Goodwill.................................................................                15,194           29,141
Long-term deferred income tax asset......................................                 6,892            6,892
Other assets.............................................................                 3,461            5,608
                                                                                    -----------      -----------
Total assets.............................................................           $   418,020      $   717,898
                                                                                    ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................................           $    33,972      $    33,397
  Accrued compensation and related liabilities...........................                15,473           22,048
  Deferred revenue.......................................................                18,974           24,456
  Income taxes payable...................................................                    --           22,448
  Deferred income taxes..................................................                    --           44,990
  Other accrued liabilities..............................................                42,270          117,885
                                                                                    -----------      -----------
          Total current liabilities......................................               110,689          265,224
Deferred income taxes....................................................                 2,513            5,071
Long-term notes payable..................................................                 5,583           34,433
Stockholders' equity:
  Preferred stock, $0.01 par value
    Authorized -- 3,000 shares
    Issued and outstanding -- none.......................................                    --               --
  Common stock, $0.01 par value
    Authorized -- 250,000 shares
    Issued and outstanding -- 45,807 and 46,557 shares, respectively.....                   458              466
  Additional paid-in capital.............................................               530,818          552,085
  Net unrealized loss on marketable securities...........................                    --           (5,936)
  Cumulative translation adjustment and other............................                  (502)            (853)
  Accumulated deficit....................................................              (231,539)        (132,592)
                                                                                    -----------      -----------
          Total stockholders' equity.....................................               299,235          413,170
                                                                                    -----------      -----------
Total liabilities and stockholders' equity...............................           $   418,020      $   717,898
                                                                                    ===========      ===========


     See accompanying notes to condensed consolidated financial statements.

                                   INTUIT INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                           APRIL 30,                     APRIL 30,
                                                                    1996           1997            1996            1997
                                                                   -------       -------          -------          -------
(In thousands, except per share amounts; unaudited)

Net revenue...................................................    $132,069       $ 136,326      $ 453,315       $  504,810
Costs and expenses:
  Cost of goods sold:
     Product..................................................      35,028          28,917        111,685          114,583
     Amortization of purchased software.......................         241             526          1,157              680
  Customer service and technical support......................      27,034          27,040         86,617           95,111
  Selling and marketing.......................................      33,861          40,196        112,839          130,832
  Research and development....................................      18,176          22,393         56,369           67,784
  General and administrative..................................       7,538           8,737         27,536           31,361
  Charge for purchased research and development...............          --           6,080             --           11,009
  Amortization of goodwill and purchased intangibles..........      10,241           4,284         30,688           20,778
                                                                   -------         -------        -------          -------
          Total costs and expenses............................     132,119         138,173        426,891          472,138
                                                                   -------         -------        -------          -------
          Income (loss) from operations.......................         (50)         (1,847)        26,424           32,672
Interest and other income and expense, net....................       2,019           2,806          5,390            6,612
                                                                   -------         -------        -------          -------
Income from continuing operations before income taxes.........       1,969             959         31,814           39,284
Income tax provision..........................................         696             471         25,158           22,400
                                                                   -------         -------        -------          -------
Income from continuing operations.............................       1,273             488          6,656           16,884
Loss from operations of discontinued operations, net of
 income tax benefits of $929 and $3,158, respectively.........      (1,581)             --         (5,376)              --
Gain on sale of discontinued operations, net of income tax
  provision of $52,617........................................          --              --             --           71,240
                                                                   -------         -------        -------          -------
Net income (loss).............................................     $  (308)            488          1,280           88,124
                                                                   =======         =======        =======          =======
Income per share from continuing operations...................     $  0.03         $  0.01        $  0.14          $  0.36
Loss per share from discontinued operations...................       (0.04)             --          (0.11)              --
Income per share from sale of discontinued operations..........        --               --             --             1.50
                                                                   -------         -------        -------          -------
Net income (loss) per share....................................    $ (0.01)       $   0.01        $  0.03          $  1.86
                                                                   =======         =======        =======          =======
Shares used in computing net income (loss) per share...........     45,229          47,252         47,425           47,407
                                                                   =======         =======        =======          =======


     See accompanying notes to condensed consolidated financial statements.

                                   INTUIT INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                         NINE MONTHS ENDED
                                                                                             APRIL 30,
                                                                                    1996                1997
                                                                                 -----------        -----------
(In thousands; unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income.............................................................        $     1,280        $    88,124
  Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
       Net gain on sale of discontinued operations.......................                 --            (71,240)
       Discontinued operations loss offset against gain..................                 --             (9,668)
       Charge for purchased research and development.....................                 --             11,009
       Amortization of goodwill and other purchased intangibles..........             33,500             22,563
       Depreciation......................................................             15,222             22,220
       Changes in assets and liabilities:
          Accounts receivable............................................            (33,516)           (18,175)
          Inventories....................................................                747              1,984
          Prepaid expenses...............................................             (4,555)              (459)
          Deferred income tax assets and liabilities.....................                262               (178)
          Accounts payable...............................................             22,505             (2,317)
          Accrued compensation and related liabilities...................             (4,002)             6,031
          Deferred revenue...............................................              3,756              1,782
          Accrued acquisition liabilities................................             (5,351)            (5,483)
          Other accrued liabilities......................................             33,117             54,055
          Income taxes payable...........................................             13,105             19,499
                                                                                 -----------        -----------
            Net cash provided by operating activities....................             76,070            119,747
                                                                                 -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment.....................................            (60,881)           (15,895)
  Sale of marketable securities..........................................                 --             29,500
  Cash transferred for acquisitions and dispositions, net of cash
    acquired.............................................................                 --            (34,224)
  Increase in other assets...............................................             (1,290)            (1,202)
  Purchase of short-term investments.....................................           (179,540)          (197,008)
  Liquidation and maturity of short-term investments.....................            114,925            137,354
                                                                                 -----------        -----------
            Net cash used in investing activities........................           (126,786)           (81,475)
                                                                                 -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on long-term debt...................................             (1,612)            (1,427)
  Net proceeds from issuance of long-term debt...........................                 --             30,277
  Net proceeds from issuance of common stock.............................              9,464              4,943
                                                                                 -----------        -----------
            Net cash provided by financing activities....................              7,852             33,793
                                                                                 -----------        -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....................            (42,864)            72,065
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.........................             76,298             44,584
                                                                                 -----------        -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...............................        $    33,434        $   116,649
                                                                                 ===========        ===========




     See accompanying notes to condensed consolidated financial statements.

INTUIT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Intuit Inc. ("Intuit" or the "Company") is a leading developer of personal finance, small business accounting and tax preparation software. The Company develops, markets and supports software products and services that enable individuals, professionals and small businesses to automate commonly performed financial tasks and better organize, understand, manage and plan their financial lives. Principal products include personal finance products, small business accounting software, personal and professional tax preparation software, online financial services and supplies, such as invoice forms and checks, for use with certain of the Company's products. The Company markets its products through distributors and retailers and by direct sales to OEMs and individual users. The Company's customers are located primarily in North America, Europe and Asia.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company for the three and nine months ended April 30, 1996 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the operating results and cash flows for those periods. Results of operations for the three and nine months ended April 30, 1997 are not necessarily indicative of the results to be expected for the year ending July 31, 1997 or any future period. These condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the fiscal year ended July 31, 1996 included in the Company's Annual Report on Form 10-K dated October 24, 1996.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Cash, Cash Equivalents, Short-Term Investments and Marketable Securities

The Company considers all highly liquid investments purchased with a maturity of three months or less at date of acquisition to be cash equivalents. Both cash equivalents and short-term investments are considered available-for-sale securities and are carried at amortized cost which approximates fair value. Marketable securities are carried at fair value. Unrealized gains and losses on marketable securities are included in stockholders' equity. The following is a summary of cash, cash equivalents, short-term investments and marketable securities at April 30, 1997:

(In thousands; unaudited)                                                     GROSS UNREALIZED
                                                                COST         GAIN         LOSS      FAIR VALUE
                                                            ----------   --------     --------      ---------
Cash and cash equivalents:
  Cash.......................................               $   20,612   $     --     $     --      $  20,612
  Money market funds.........................                    8,948         --           --          8,948
  Municipal bonds............................                   49,754         --           --         49,754
  Commercial paper...........................                    7,972         --           --          7,972
  U.S. Government securities.................                   29,363         --           --         29,363
                                                            ----------   --------     --------      ---------
                                                            $  116,649   $     --       $   --      $ 116,649
                                                            ==========   ========     ========      =========
Short-term investments:
  Certificates of deposit....................               $    9,374   $     --    $      --      $   9,374
  Corporate notes............................                   42,909         --           --         42,909
  Municipal bonds............................                  120,434         --           --        120,434
  U.S. Government securities.................                   36,468         --           --         36,468
                                                            ----------   --------     --------      ---------
                                                            $  209,185   $            $             $ 209,185
                                                            ==========   ========     ========      =========
Marketable securities:
  Checkfree common stock.....................               $  156,350   $            $(9,275)      $ 147,075
                                                            ==========   ========     ========      =========


Cash, cash equivalents, short-term investments and marketable securities totaled $472.9 million at April 30, 1997. The gross unrealized loss of $9.3 million on marketable securities at April 30, 1997 is before a tax benefit of $3.3 million. Marketable securities in Checkfree Corporation ("Checkfree") were obtained as a result of the Company's sale of its online banking and bill payment transaction processing business to Checkfree in January 1997. See Note 3 of Notes to Condensed Consolidated Financial Statements.

Goodwill and Intangible Assets

The excess cost over the fair value of net assets acquired (goodwill) is generally amortized on a straight-line basis over periods generally not exceeding three years. The cost of other intangible assets acquired is generally amortized on a straight-line basis over periods from 1 to 10 years. The carrying values of goodwill and intangible assets are reviewed on a regular basis for the existence of facts or circumstances, both internal and external, that may suggest impairment. To date no such impairment has been indicated. Should there be an impairment in the future, the Company will measure the amount of the impairment based on undiscounted expected future cash flows from the impaired assets. The cash flow estimates that will be used will reflect management's best estimates, using appropriate and customary assumptions and projections at the time. Components of intangible assets are as follows:

                                                                                     NET BALANCE AT
                                                                 LIFE IN          JULY 31,           APRIL 30,
                                                                  YEARS            1996                1997
                                                                  -----          ---------           ---------
       (Dollars in thousands; unaudited)
       Goodwill...............................................      3             $15,194              $29,141
       Customer lists.........................................     3-5              6,952                4,187
       Covenants not to compete...............................     4-5              4,248                2,571
       Purchased technology...................................     1-5                857                8,492
       Other intangibles......................................    1-10              4,392                6,963


Other intangibles include items such as trade names, logos and other intangible assets acquired. The balances presented above are net of total accumulated amortization of $125.1 million and $139.8 million at July 31, 1996 and April 30, 1997, respectively.

Concentration of Credit Risk

The Company's product revenues are concentrated in the personal computer software industry, which is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies, could adversely affect the Company's operating results.

Financial investments that potentially subject the Company to concentration of credit and/or valuation risk consist principally of short-term investments, marketable securities and trade accounts receivable. The Company holds shares of Checkfree common stock as marketable securities, representing approximately 19.5% of Checkfree's outstanding common stock at April 30, 1997. The Company's ability to dispose of these securities is restricted by volume trading limitations and other contractual arrangements. Subsequent declines in fair value below cost that are deemed to be other than temporary will be reported in earnings. The Company's remaining investment portfolio is diversified and generally consists of short-term investment grade securities. The credit risk in the Company's accounts receivable is mitigated by the fact that the Company performs ongoing credit evaluations of its customers' financial condition and that accounts receivable are primarily derived from customers in North America. Generally, no collateral is required. The Company maintains reserves for estimated credit losses and such losses have historically been within management's expectations.

New Accounting Standards

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

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which will require a change in the method used to compute earnings per share and the restatement of all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact would have resulted in an increase in primary earnings per share for the nine months ended April 30, 1997 of $0.04 per share. There would have been no effect on primary earnings per share for the three months ended April 30, 1997 and the three and nine months ended April 30, 1996. The Company has not yet determined what the impact of SFAS No. 128 will be on the calculation of fully diluted earnings per share. The disclosure requirements of SFAS No. 128 will be effective for the Company's 1998 fiscal year.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current presentation format.

2.   ACQUISITIONS

In January 1996, the Company completed its acquisition of Milkyway KK, a provider of PC-based financial software in Japan. In February 1997, Milkyway KK's name was changed to Intuit KK. The acquisition was treated as a pooling of interests for accounting purposes. In addition to the issuance of 650,000 shares of Intuit common stock, the Company recorded acquisition related expenses of $0.6 million. The accompanying condensed consolidated financial statements are presented on a combined basis for all periods.

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

The following information shows the pro forma net revenue, net loss and net loss per share of Intuit and GALT combined as if the acquisition had taken place as of the beginning of fiscal 1996:

                                                                    Three Months Ended       Nine Months Ended
                                                                      April 30, 1996          April 30, 1996
                                                                      ---------------         --------------
      (In thousands, except per share amounts; unaudited)

      Net revenue.................................                      $   132,352             $   453,872
      Net loss ...................................                           (1,465)                 (4,581)
      Net loss per share..........................                      $     (0.03)            $     (0.10)


The above unaudited pro forma results of operations for the nine months ended April 30, 1996 reflect a charge for in-process research and development of $4.9 million. Both periods reflect the amortization of intangible assets related to the GALT acquisition. Pro forma information for the nine months ended April 30, 1997 is not shown as it is not materially different from that presented in the Company's statement of operations.

In February 1997, the Company's French subsidiary completed its acquisition of Somma France S.A.R.L., a French software company, for a purchase price of approximately $2.3 million. In addition, assumed liabilities were $0.8 million. The cash acquisition was treated as a purchase for accounting purposes. Approximately $2.5 million was allocated to identified intangible assets and goodwill, which will be amortized over a period not to exceed three years.

In March 1997, Intuit KK, a wholly owned subsidiary of the Company, completed its acquisition of Nihon Micom Co. Ltd. ("Nihon Micom"), a Japanese small business accounting software company, for cash. The acquisition was treated as a purchase for accounting purposes. The purchase price of the acquisition was approximately $39.9 million. In addition, liabilities of approximately $9.6 million were assumed. Approximately $32.8 million was allocated to identified intangible assets and goodwill, which will be amortized over a period not to exceed three years. An in-process research and development charge of $6.1 million was expensed in the quarter ended April 30, 1997. Under the terms of the agreement, the Company issued options to purchase 89,170 shares of Intuit common stock to employees of Nihon Micom on the date of acquisition.

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

3.   DISCONTINUED OPERATIONS AND DIVESTITURE

On January 27, 1997, the Company completed the sale of its online banking and bill payment transaction processing subsidiary, Intuit Services Corporation ("ISC"), to Checkfree in exchange for 12.6 million shares of Checkfree common stock. The closing price of Checkfree common stock was $14.75 per share on January 24, 1997, the last business day prior to closing. As a result of the divestiture, the Company recorded a gain on sale of discontinued operations of $71.2 million, net of tax, in the quarter ended January 31, 1997. This gain has been recorded net of certain contingent items relating to the divested business, the majority of which are anticipated to be resolved by fiscal year end. In addition to this gain, the Company recorded a $10 million service and license fee in January 1997 received from Checkfree for providing connectivity to the Company's Quicken software for Checkfree customers. In February 1997, the Company sold two million shares of the acquired Checkfree common stock, bringing its investment in Checkfree to approximately 19.6% of the resulting 54.2 million shares of Checkfree common stock outstanding following consummation of the transaction. The Company is accounting for its investment in Checkfree using the cost method of accounting.

The divested online banking and bill payment business of ISC has been accounted for as a discontinued operation and, accordingly, its operating results have been segregated for fiscal 1996. Revenue and net loss from discontinued operations were $14.3 million and $6.3 million, respectively, for the fiscal year ended 1996. Operating results for discontinued operations for the period beginning August 1, 1996 until the close of the sale on January 27, 1997 were deferred. These losses were approximately $5.8 million, net of a tax benefit of approximately $3.9 million, and were netted against the gain on sale of discontinued operations.

4.    OTHER ACCRUED LIABILITIES

                                                                                  JULY 31,        APRIL 30,
                                                                                    1996             1997
                                                                                  --------         --------
      (In thousands; unaudited)
      Reserve for returns and exchanges.........................................   $24,229         $ 57,247
      Acquisition and disposition related items.................................     3,677           26,049
      Rebates...................................................................     2,787            7,443
      Post-contract customer support............................................     3,500            6,378
      Other accruals............................................................     8,077           20,768
                                                                                   -------         --------
                                                                                   $42,270         $117,885
                                                                                   =======         ========

5.   INCOME TAXES

The provision for income taxes was computed by applying the estimated annual effective tax rate to recurring operations and amortization of intangible assets, exclusive of the write-off of in-process research and development and the amortization of goodwill.

 6.     NOTES PAYABLE

In March 1997, the Company's Japanese subsidiary, Intuit KK, entered into a three year loan agreement with Japanese banks for approximately $30.3 million related to its acquisition of Nihon Micom. The interest rate is variable based on the Tokyo interbank offered rate ("TIBOR") or the short-term prime rate offered in Japan. At April 30, 1997, the interest rate was approximately 0.9%. The fair value of the loan approximates cost, as the interest rate on the borrowings is adjusted periodically to reflect market rates. The loan is guaranteed by the Company and the Company has pledged approximately $32.5 million of its cash and short-term investments to be restricted as security for the borrowings at April 30, 1997.

7. LITIGATION

The Company is subject to numerous legal proceedings and claims that arise in the ordinary course of its business. While management currently believes that the ultimate amount of liability, if any, with respect to any pending actions will not materially affect the financial position, results of operations or liquidity of the Company, the ultimate outcome of any litigation is uncertain. If an unfavorable outcome were to occur, the impact could be material. Furthermore, any litigation, regardless of outcome, can have an adverse impact on the Company as a result of defense costs, diversion of management resources and other factors. See Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1996 and its Form 10-Q for the quarters ended October 31, 1996 and January 31, 1997.

8.   SUBSEQUENT EVENTS

On May 29, 1997, the Company announced that it had signed a letter of intent to sell its consumer software and direct marketing subsidiary, Parsons Technology Inc. ("Parsons"), acquired in September 1994, to Broderbund Software, Inc. The transaction is subject to the approval of the Broderbund and Intuit Boards of Directors, government approvals and the satisfaction of other terms and conditions. The Company will retain the Parsons line of tax products.

On June 10, 1997, the Company announced it will restructure its U.S. technical support operations, outsource its European technical support and centralize other European activities to a single location in Germany, the Company's largest European market. The Company will close its technical support facility in Rio Rancho, New Mexico and consolidate the operations of that facility within its Tucson, Arizona technical support facility. In addition, the Company will centralize its European operations in Munich, Germany while retaining sales offices in the United Kingdom and France. As a result of these actions and concurrent staff reductions in Northern California, the Company's worldwide workforce will be reduced by approximately 270 employees. Although these steps are expected to improve operational efficiency and enable the Company to increase its investment in new business opportunities, they will result in material restructuring charges in future periods.

On June 11, 1997, the Company announced that it has agreed to purchase 2.9 million shares of Excite, Inc. common stock for a purchase price of $13.50 per share, or approximately $40 million. The shares will represent approximately 19% of Excite's outstanding common stock after the transaction. Excite, Inc. is a leading provider of Internet search and navigation services. In connection with this investment, the Company also announced an agreement with Excite to jointly program, promote and distribute a new online financial channel. The Company will be the exclusive provider and aggregator of consumer financial content for all of Excite's Internet services. Excite will provide hosting as well as advertising sales services and software services, and will become the exclusive search and navigation service promoted in the Company's Quicken, QuickBooks and TurboTax products. The channel is expected to include financial information and news, stock quotes, directories of services, tracking and decision tools and transactional services. The companies expect that revenue will be generated from a combination of advertising and fees for enabling transactions for financial products and services. The transactions have been approved by the Company's Board of Directors, but completion of the Company's investment in Excite is subject to certain terms and conditions, including execution of a definitive business agreement and obtaining regulatory approval. The Company expects to use the cost method of accounting for its investment in Excite common stock.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion contains forward-looking statements that are subject to risks and uncertainties. Statements indicating that the Company "expects," "anticipates" or "believes" are forward-looking, as are all other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements contained in the following discussion. Such factors include, but are not limited to: the growth rates of the Company's market segments; the positioning of the Company's products in those segments; the Company's ability to effectively manage its various businesses, and the growth of its businesses, in a rapidly changing environment; the timing of new product introductions; retail sell-through of the Company's products (particularly the leveling off or decline of retail sales of the Company's Quicken product); the emergence of the Internet, resulting in new competition and unclear consumer demands; the Company's ability to adapt and expand its product offerings for the Internet environment; the emergence of the electronic financial services marketplace; the cost of implementing the Company's electronic financial services strategy; consumer and financial institution acceptance of online financial service offerings; the Company's ability to establish successful strategic relationships with financial institutions and processors of financial information; changing alliances among financial institutions and other strategic partners; the emergence of competition from these entities as well as from other software companies; variations in the cost of, and demand for, customer service and technical support; the effectiveness of the Company's recently announced restructuring in controlling these costs; price pressures and the competitive environment in the consumer and small business software and supplies industry; the possibility of calculation errors or other "bugs" in the Company's software products; changes in laws that may govern any of the Company's products or services; the timing and consumer acceptance of new product releases and services (including current users' willingness to upgrade from older versions of the Company's products); the Company's ability to successfully transition its online banking and bill payment operations to Checkfree Corporation; possible fluctuations in value of the Company's investment in Checkfree Corporation and anticipated investment in Excite, Inc.; the consummation of possible acquisitions; the Company's ability to integrate acquired operations into its existing business; the Company's ability to successfully complete the proposed disposition of its Parsons Technology subsidiary; and the Company's ability to penetrate international markets and manage its international operations. Additional information on these and other factors that could affect the Company's financial results are included in the Company's Form 10-K for the fiscal year ended July 31, 1996 and its Form 10-Qs for the fiscal quarters ended October 31, 1996 and January 31, 1997 on file with the Securities and Exchange Commission.


ACQUISITIONS AND DIVESTITURES

In January 1996, the Company completed its acquisition of Milkyway KK, a provider of PC-based financial software in Japan. In February 1997, Milkyway KK's name was changed to Intuit KK. The acquisition was treated as a pooling of interests for accounting purposes. In addition to the issuance of 650,000 shares of Intuit common stock, the Company recorded acquisition related expenses of $0.6 million. The accompanying condensed consolidated financial statements, and discussion thereof, are presented on a combined basis for all periods.

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

In February 1997, the Company's French subsidiary completed its acquisition of Somma France S.A.R.L., a French software company, for a purchase price of approximately $2.3 million. In addition, assumed liabilities were $0.8 million. The cash acquisition was treated as a purchase for accounting purposes. Approximately $2.5 million was allocated to identified intangible assets and goodwill, which will be amortized over a period not to exceed three years.

In March 1997, Intuit KK, a wholly owned subsidiary of the Company, completed its acquisition of Nihon Micom Co. Ltd. ("Nihon Micom"), a Japanese small business accounting software company, for cash. The acquisition was treated as a purchase for accounting purposes. The purchase price of the acquisition was approximately $39.9 million. In addition, liabilities of approximately $9.6 million were assumed. Approximately $32.8 million was allocated to identified intangible assets and goodwill, which will be amortized over a period not to exceed three years. An in-process research and development charge of $6.1 million was expensed in the quarter ended April 30, 1997. Under the terms of the agreement, the Company issued options to purchase 89,170 shares of Intuit common stock to employees of Nihon Micom on the date of acquisition.

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

Acquisition-related costs reduced net income by approximately $10.9 million and $32.5 million for the three and nine month periods ended April 30, 1997, respectively, compared to $10.5 million and $31.8 million for the three and nine month periods ended April 30, 1996, respectively. Assuming no acquisitions in addition to those discussed above and no impairment of value resulting in an acceleration of amortization, future amortization is anticipated to reduce net income by approximately $38.0 million, $20.5 million, $12.8 million and $5.4 million for the fiscal years ending July 31, 1997 through 2000, respectively. Because of the high levels of non-cash amortization expense arising from the acquisitions discussed above, the Company may report significant operating losses in the fiscal year ending July 31, 1997 and future periods. In addition, if the Company completes additional acquisitions in the future that are accounted for as purchases, operating results could be materially adversely affected by future amortization relating to such acquisitions.

On January 27, 1997, the Company completed the sale of its online banking and bill payment transaction processing subsidiary, Intuit Services Corporation ("ISC"), to Checkfree Corporation ("Checkfree") in exchange for 12.6 million shares of Checkfree common stock. The closing price of Checkfree common stock was $14.75 per share on January 24, 1997, the last business day prior to closing. As a result of the divestiture, the Company recorded a gain on sale of discontinued operations of $71.2 million, net of tax, in the quarter ended January 31, 1997. This gain has been recorded net of certain contingent items relating to the divested business, the majority of which are anticipated to be resolved by fiscal year end. In February 1997, the Company sold two million shares of the acquired Checkfree common stock, bringing its investment in Checkfree to approximately 19.6% of the resulting 54.2 million shares of Checkfree common stock outstanding following consummation of the transaction. The Company is accounting for its investment in Checkfree using the cost method of accounting. See Notes 1 and 3 of Notes to Condensed Consolidated Financial Statements.

On May 29, 1997, the Company announced that it had signed a letter of intent to sell its consumer software and direct marketing subsidiary, Parsons Technology Inc. ("Parsons"), acquired in September 1994, to Broderbund Software, Inc. The transaction is subject to the approval of the Broderbund and Intuit Boards of Directors, government approvals and the satisfaction of other terms and conditions. The Company will retain the Parsons line of tax products.

Although the Company believes the transactions discussed above were in the best interests of the Company and its stockholders, there are significant risks associated with these transactions. The acquisitions have expanded the Company's size, product lines, personnel and geographic locations. The Company's ability to integrate and organize these new businesses and successfully manage its growth will necessitate improvements in its operational, financial and management information systems. The Company is continually taking steps to improve its internal processes, but there can be no assurance that problems in these processes will not occur in the future. The divestiture of ISC has resulted in the elimination of the Company's direct participation in the online banking and bill payment processing business. The Company's investment in the shares of Checkfree common stock, which has declined in value since the shares were acquired, could decrease further in value due to market fluctuations and the success or failure of Checkfree. If such decline was determined to be other than temporary, charges to earnings would result. There is also a risk that the Company will be unable to divest the Checkfree common stock shares quickly because of contractual and legal restrictions on the sale of such shares and the relatively large percentage of Checkfree common stock owned by the Company.

RESULTS OF OPERATIONS

Set forth below are certain condensed consolidated statement of operations data as well as such data as a percentage of net revenue for the three and nine month periods ended April 30, 1996 and 1997.

                                                                          THREE MONTHS ENDED
                                                                                APRIL 30,
                                                                        1996                        1997
                                                           ----------------------------  --------------------------
(Dollars in thousands; unaudited)                             Dollars      % of Revenue   Dollars      % of Revenue
                                                           ------------    ------------  ----------    ------------
Net revenue:
    Software ..............................................  $ 110,609          83.8%     $ 113,708        83.4%
    Supplies ..............................................     21,460          16.2         22,618        16.6
                                                             ---------         -----      ---------       -----
                                                               132,069         100.0        136,326       100.0
Costs and expenses:
    Cost of goods sold:
        Product ...........................................     35,028          26.5         28,917        21.2
        Amortization of purchased software ................        241           0.2            526         0.4
    Customer service and technical support ................     27,034          20.5         27,040        19.8
    Selling and marketing .................................     33,861          25.6         40,196        29.5
    Research and development ..............................     18,176          13.8         22,393        16.4
    General and administrative ............................      7,538           5.7          8,737         6.4
    Charge for purchased research and development .........         --            --          6,080         4.5
    Amortization of goodwill and purchased
        intangibles .......................................     10,241           7.7          4,284         3.2
                                                             ---------         -----      ---------       -----
             Total costs and expenses .....................    132,119         100.0        138,173       101.4
                                                             ---------         -----      ---------       -----

             Loss  from operations ........................        (50)           --         (1,847)       (1.4)
Interest and other income and expense, net ................      2,019           1.5          2,806         2.1
                                                             ---------         -----      ---------       -----

Income from continuing operations before income
  taxes ...................................................      1,969           1.5            959         0.7
Income tax provision ......................................        696           0.5            471         0.3
                                                             ---------         -----      ---------       -----

Income from continuing operations .........................      1,273           1.0            488         0.4
Loss from operations of discontinued operations,
  net of income tax benefit of $929 .......................     (1,581)         (1.2)          --            --
                                                             ---------         -----      ---------       -----
Net income (loss) .........................................  $    (308)         (0.2)%    $     488         0.4%
                                                             =========         =====      =========       =====

                                                                            NINE MONTHS ENDED
                                                                                APRIL 30,
                                                                         1996                      1997
                                                             -------------------------     ------------------------
(Dollars in thousands; unaudited)                             Dollars     % of Revenue     Dollars     % of Revenue
                                                              -------     ------------     -------     ------------

Net revenue:
    Software.........................................         $397,094         87.6%      $439,124         87.0%
    Supplies.........................................           56,221         12.4         65,686         13.0
                                                             ---------       ------     ----------       ------
                                                               453,315        100.0        504,810        100.0
Costs and expenses:
    Cost of goods sold:
        Product......................................          111,685         24.6        114,583         22.7
        Amortization of purchased software...........            1,157          0.3            680          0.1
    Customer service and technical support...........           86,617         19.1         95,111         18.9
    Selling and marketing............................          112,839         24.9        130,832         25.9
    Research and development.........................           56,369         12.4         67,784         13.4
    General and administrative.......................           27,536          6.1         31,361          6.2
    Charge for purchased research and development....               --           --         11,009          2.2
    Amortization of goodwill and purchased
        intangibles..................................           30,688          6.8         20,778          4.1
                                                             ---------       ------     ----------       ------
             Total costs and expenses................          426,891         94.2        472,138         93.5
                                                             ---------       ------     ----------       ------

             Income from operations..................           26,424          5.8         32,672          6.5
Interest and other income and expense, net...........            5,390          1.2          6,612          1.3
                                                             ---------       ------     ----------       ------

Income from continuing operations before income
  taxes..............................................           31,814          7.0         39,284          7.8
Income tax provision.................................           25,158          5.5         22,400          4.4
                                                             ---------       ------     ----------       ------

Income from continuing operations....................            6,656          1.5         16,884          3.4
Loss from operations of discontinued operations,
  net of income tax benefit of $3,158................           (5,376)        (1.2)                        --
                                                                                                --
Gain on sale of discontinued operations, net of
  income tax provision of $52,617....................                            --         71,240         14.1
                                                             ---------       ------     ----------       ------
                                                                    --
Net income...........................................        $   1,280          0.3%     $  88,124         17.5%
                                                             =========       ======     ==========       ======


NET REVENUE for the three and nine month periods ended April 30, 1997 increased over the comparable periods of fiscal 1996 by 3% and 11%, respectively. These increases are the result of higher unit sales of both personal and professional versions of the Company's tax preparation products, continued growth in small business products including Quickbooks, and increased financial supplies revenue over comparable periods in fiscal 1996. Net revenue for the nine month period ended April 30, 1997 includes a $10 million service and license fee received from Checkfree in the Company's fiscal second quarter for providing connectivity to Quicken for Checkfree customers. Overall net revenue increases were offset in part by a decrease in consumer products revenue. In particular, Quicken net revenue decreased as a result of lower average selling prices and a decrease in units shipped into the retail channel during the three and nine month periods ended April 30, 1997, as compared with the three and nine month periods of the prior year. Revenues from the Company's consumer software products, including Quicken, have been adversely affected by general softness in consumer software markets. The Company expects that its revenues will continue to be affected by this industry softness for the remainder of fiscal 1997.

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

Providers of consumer software, including the Company, are selling increasingly through alternative channels, such as OEM, or "bundling" products for a single low price. While this strategy introduces new customers to products, it also significantly reduces average selling prices. The consumer software industry has experienced significant platform shifts in the past, such as from DOS to Windows and Windows to Windows 95. There is increased competition on the Windows and Windows 95 platforms, including lower priced products and, at times, free promotional products that compete with the Company's software. In an effort to maintain market share in light of these competitive pressures, the Company has used price reductions and other promotional offers, which have negatively impacted net revenue and income from operations. The Company may continue these practices in the future. Alternatively, the Company could maintain prices and risk losing market share. As platform shifts continue to occur, there are risks that competitors could introduce new products before the Company's products are available on a particular platform or that customers may not accept a platform that the Company has chosen or will choose to pursue. Further consolidation of the software industry or changes in the personal computer industry could lead to increased competition in innovation and pricing strategies. The Company cannot quantify the degree to which these factors have affected or will affect its business and results of operations. In addition, a number of the Company's competitors have greater financial resources than the Company, potentially giving them a competitive advantage.

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

COST OF GOODS SOLD decreased to 21.6% and 22.8% of net revenue for the three and nine month periods ended April 30, 1997, respectively, from 26.7% and 24.9% of net revenue for the three and nine month periods ended April 30, 1996, respectively. Software and services cost of goods sold, excluding acquisition-related amortization costs, decreased to 17.9% and 20.0% of software and services net revenue for the three and nine month periods ended April 30, 1997, compared to 23.4% and 22.1% in the three and nine month periods ended April 30, 1996. This improvement resulted primarily from a shift in the mix of product sales to higher margin deluxe CD-ROM versions, reductions in the cost of materials, improved inventory management and fewer warranty expenses for current year products.

Supplies cost of goods sold decreased to 37.8% and 40.5% of supplies net revenue for the three and nine month periods ended April 30, 1997, compared to 42.6% in the three and nine month periods ended April 30, 1996. This decrease is primarily due to increased efficiency in the order taking process, resulting in lower costs and fewer re-orders.

The Company plans to continue to take actions to improve operational efficiency and reduce the materials costs of all its products. However, there can be no assurance that margin improvements will be achieved or that current margins will be sustained.

It is the Company's policy to guarantee the calculations of its tax products and to pay any penalties and interest due the IRS from its customers as a result of calculation errors. Such errors could have a material adverse effect on the Company's results of operations. As of April 30, 1997, claims made for such errors have been insignificant, although significant claims may be received in the future.

CUSTOMER SERVICE AND TECHNICAL SUPPORT expenses were 19.8% and 18.9% of net revenue for the three and nine month periods ended April 30, 1997, respectively, compared to 20.5% and 19.1% of net revenue for the three and nine month periods ended April 30, 1996, respectively. The Company incurs a fixed base of support costs, which is increased by seasonal staffing and third-party services during periods of seasonally higher sales. Customer service and technical support costs were slightly lower as a percentage of net revenue in the three and nine month periods ended April 30, 1997 as compared to the same periods a year ago, due to improved management of existing facilities and resources and the impact of improved product quality in fiscal 1997. The Company expects these costs to continue to decrease as a percentage of annual revenue based on anticipated consolidation of existing facilities announced in June 1997 (see Note 8 of Notes to Condensed Consolidated Financial Statements). Post-contract customer support costs are accrued at the time revenue is recognized, are included in customer service and technical support expenses and are not included in cost of goods sold.

SELLING AND MARKETING expenses were 29.5% and 25.9% of net revenue for the three and nine month periods ended April 30, 1997, respectively, compared to 25.6% and 24.9% of net revenue for the three and nine month periods ended April 30, 1996, respectively. These expenses increased as a percentage of net revenue primarily as a result of higher marketing program expenses in response to increased tax product competition and the support of international product launches in the quarter ended April 30, 1997.

RESEARCH AND DEVELOPMENT expenses were 16.4% and 13.4% of net revenue for the three and nine month periods ended April 30, 1997, respectively, and 13.8% and 12.4% of net revenue for the three and nine month periods ended April 30, 1996, respectively. The increases are due primarily to continued development of new versions and upgrades of software products and development of electronic commerce services including the insurance and investments areas. The Company has experienced, and expects to continue to experience, significant growth in research and development expenses for development efforts on new and existing products and services, including foreign versions of its products and the transition of its consumer financial services business to the Internet.

GENERAL AND ADMINISTRATIVE expenses were 6.4% and 6.2% of net revenue for the three and nine month periods ended April 30, 1997, respectively, and 5.7% and 6.1% of net revenue for the three and nine month periods ended April 30, 1996, respectively.

INTEREST AND OTHER INCOME AND EXPENSE, NET, was $2.8 million and $6.6 million for the three and nine month periods ended April 30, 1997, respectively. This compares to $2.0 million and $5.4 million, respectively, for the corresponding periods in the prior year. The increases over the prior year periods are largely the result of increased interest income due to higher average cash and short-term investment balances in the current year.

INCOME TAXES. For the three months ended April 30, 1997, the Company recorded an income tax provision of $0.5 million on pretax income of $1.0 million. The tax rate differs from the statutory rate primarily because of the nondeductible status of goodwill amortization. There was no valuation allowance for deferred tax assets of $29.2 million at April 30, 1997 based on management's assessment that current anticipated levels of taxable income will be sufficient to realize the net deferred tax assets.

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

The Company's consumer software business has experienced revenue declines in recent quarters due to increasing competition, pricing pressures and a general softness in the consumer software industry. While the Company's Quicken product continues to maintain a strong market share, its revenues have declined. The Company is currently attempting to transition much of its consumer financial products and services business to the Internet, expanding its Quicken Financial Network website. While the Company believes the Internet presents significant growth opportunities for the Company's consumer business, there can be no assurance as to the timing or amount of Internet-related revenue. As part of its increased focus on Internet opportunities, the Company recently announced that it has signed a letter of intent to sell its consumer software and direct marketing subsidiary, Parsons Technology. See "Acquisitions and Divestitures" discussion above.

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

The Company's quarterly operating results have varied significantly in the past, and are likely to vary significantly in the future, based upon a number of factors. In addition to seasonal factors, the Company's quarterly operating results can be affected significantly by the number and timing of new product or version releases by the Company as well as the timing of product announcements or introductions by the Company's competitors, discretionary marketing and promotional expenditures, research and development expenditures and a variety of non-recurring events such as acquisitions or claims relating to calculation errors in the Company's tax products. Products are generally shipped as orders are received and, consequently, quarterly sales and operating results depend primarily on the volume and timing of orders received during the quarter, which are difficult to forecast. A significant portion of the Company's operating expenses are relatively fixed and planned expenditures are based on sales forecasts. Thus, if net revenue levels are below expectations, operating results are likely to be materially adversely affected. In particular, net income, if any, may be disproportionately affected because only a small portion of the Company's expenses varies with revenue in the short term. In response to competition, the Company may also choose to reduce prices or increase spending, which has, and may continue to, adversely affect the Company's operating results and financial condition. There can be no assurance that the Company will sustain revenue growth in the future or be profitable in any future period. Due to the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

The markets in which the Company competes are characterized by ongoing technological developments, frequent new product announcements and introductions, evolving industry standards, changing customer requirements and new competitors. The introduction of products and services embodying new technologies such as the Internet and the emergence of new industry standards and practices, including changes in tax laws, regulations or procedures, can render existing products obsolete and unmarketable. The Company's future success depends upon its ability to enhance its existing products and services, develop new products and services that address the changing requirements of its customers, develop additional products and services for new or other platforms and environments (including the Internet) and anticipate or respond to technological advances, emerging industry standards and practices and regulatory changes in a timely, cost-effective manner. In response to major industry changes reflected by the increasing popularity of the Internet among consumers and financial service providers, the Company has expanded its Internet activities and is transitioning a significant portion of its consumer business to the Internet. There can be no assurance that such initiatives can be successfully implemented or that they will result in increased revenue or profits for the Company. Conversely, there can be no assurance that consumers' use of the Internet, particularly for commercial transactions, will continue to increase as rapidly as it has during the past few years.


LIQUIDITY AND CAPITAL RESOURCES

At April 30, 1997, the Company had $325.8 million in cash and short-term investments excluding $147.1 million in marketable securities of Checkfree common stock (see Note 3 of Notes to Condensed Consolidated Financial Statements), a $127.8 million increase from July 31, 1996. During the nine months ended April 30, 1997, operating activities provided $119.7 million in cash, compared with $76.1 million in the nine months ended April 30, 1996. The increase was primarily due to the seasonality of the Company's business which generally results in the majority of cash receipts occurring in the January and April quarters. The Company's investing activities used $81.5 million in cash in the nine months ended April 30, 1997 compared to $126.8 million in the comparable period of the prior year. The decrease in net cash used for investing activities in the current period is due to higher fixed asset expenditures in the prior year resulting from moving the Company's headquarters to Mountain View, California and relocating its San Diego, California operations to a new facility. In addition, the Company received $29.5 million in proceeds from the sale of 2.0 million shares of Checkfree common stock in February 1997. These favorable cash flows from investing activities compared to the prior year were offset by a use of funds for the acquisition of Nihon Micom in March 1997 (see "Acquisitions and Divestitures" discussion). The Company's financing activities provided $33.8 million and $7.9 million of cash in the nine months ended April 30, 1997 and 1996, respectively. This increase is due primarily to proceeds from a note payable obtained in March 1997 to fund the acquisition of Nihon Micom.

The Company enters into leases for new or expanded facilities in the normal course of its business. During fiscal 1996, the Company began moving its headquarters from Menlo Park, California to larger facilities in Mountain View, California. The move is expected to be completed in calendar year 2000. The Company also relocated its operations in San Diego, California to a new office facility in June 1996. The Company leases various other properties throughout the world. The Company has no other significant capital expenditure commitments, although additional cash may be used for strategic acquisitions in the future.

The Company believes cash and short-term investments will be sufficient to meet the Company's anticipated seasonal working capital and capital expenditure requirements for at least the next twelve months.

PART II: OTHER INFORMATION
ITEM 1
LEGAL PROCEEDINGS

The Company is subject to numerous legal proceedings and claims that arise in the ordinary course of its business. While management currently believes that the ultimate amount of liability, if any, with respect to any pending actions will not materially affect the financial position, results of operations or liquidity of the Company, the ultimate outcome of any litigation is uncertain. If an unfavorable outcome were to occur, the impact could be material. Furthermore, any litigation, regardless of outcome, can have an adverse impact on the Company as a result of defense costs, diversion of management resources and other factors. See Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1996 and its Form 10-Q for the quarters ended October 31, 1996 and January 31, 1997.

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS:

   Exhibit 10.01 Intuit Inc. 1996 Employee Stock Purchase Plan, as amended through May 2, 1997.

   Exhibit 11.01     Computation of net income (loss) per share.

   Exhibit 27.01     Financial Data Schedule (filed only in electronic format).

(B) REPORTS ON FORM 8-K:

         None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               INTUIT INC.
                               (REGISTRANT)


Date: June 13, 1997            By:       /s/ JAMES J. HEEGER
                                  ----------------------------------
                                        James J. Heeger
                                        Senior Vice President and
                                        Chief Financial Officer



Date: June 13, 1997            By:      /s/ GREG J. SANTORA
                                  ----------------------------------
                                        Greg J. Santora
                                        Vice President of Finance
                                        (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit 10.01 Intuit Inc. 1996 Employee Stock Purchase Plan, as amended through May 2, 1997.

Exhibit 11.01     Computation of net income (loss) per share.

Exhibit 27.01     Financial Data Schedule (filed only in electronic format).