Form 10-K405
period 1997-07-31
INTUIT INC
filed 1997-10-15
CIK 896878

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JULY 31, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-21180
                            ------------------------

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

                                 (650) 944-6000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         Common Stock, $0.01 par value

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of September 30, 1997, there were 47,192,154 shares of the Registrant's common stock, $0.01 par value, outstanding, which is the only outstanding class of common or voting stock of the Registrant. As of that date, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant (based on the closing price for the common stock as quoted by the Nasdaq National Market on such date), was approximately $1,274,222,898.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in January 1998 are incorporated by reference into Part III of this report on Form 10-K.
================================================================================

                             FISCAL 1997 FORM 10-K
                                  INTUIT INC.

                                     INDEX

  ITEM                                                                                  PAGE
---------                                                                               ----
PART I
ITEM 1:      Business...............................................................      1
ITEM 2:      Properties.............................................................     14
ITEM 3:      Legal Proceedings......................................................     14
ITEM 4:      Submission of Matters to a Vote of Security Holders....................     15
ITEM 4A:     Executive Officers of the Registrant...................................     15

PART II
ITEM 5:      Market for Registrant's Common Equity and Related Stockholder
             Matters................................................................     18
ITEM 6:      Selected Consolidated Financial Data...................................     19
ITEM 7:      Management's Discussion and Analysis of Financial Condition and Results
             of Operations..........................................................     19
ITEM 7A:     Quantitative and Qualitative Disclosures About Market Risk.............     19
ITEM 8:      Financial Statements and Supplementary Data............................     20
ITEM 9:      Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure...................................................     47

PART III
ITEM 10:     Directors and Executive Officers of the Registrant.....................     48
ITEM 11:     Executive Compensation.................................................     48
ITEM 12:     Security Ownership of Certain Beneficial Owners and Management.........     48
ITEM 13:     Certain Relationships and Related Transactions.........................     48

PART IV
ITEM 14:     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......     48
Signatures   .......................................................................     52

Intuit, the Intuit logo, Quicken, QuickBooks, QuickBooks Pro, TurboTax, MacInTax, ProSeries and NETworth, among others, are registered trademarks and/or registered service marks of Intuit Inc. in the United States and other countries. Quicken.com, BankNOW, Quicken Financial Planner, Quicken InsureMarket, QuickenMortgage, QuickTax, Obanto, Kobanto and Yayoi, among others, are trademarks and/or service marks of Intuit Inc. or one of its subsidiaries in the United States and other countries.

                                     PART I

ITEM 1. BUSINESS

                                  INTRODUCTION

We have written our fiscal 1997 Form 10-K in "plain English." This is consistent with Intuit's mission to revolutionize the way people manage their financial lives. One of the ways we accomplish this is by helping people eliminate the unnecessary complexity of financial information. While we can't eliminate all of the complexity of Intuit's business and finances, we think the ordinary words used in our Form 10-K will enable readers to understand Intuit more easily than the complicated language normally found in 10-Ks. Please let us know your reactions by contacting our Investor Relations Department at (650) 944-2713.

OVERVIEW OF INTUIT'S BUSINESS

Intuit's mission is to revolutionize the way individuals and small businesses manage their finances. To achieve this goal, we create, sell and support small business accounting, tax preparation and consumer finance desktop software products, financial supplies (such as computer checks, invoices and envelopes), and Internet-based products and services. We sell our products throughout North America and in many international markets. Our fiscal year ends on July 31 of each year.

Fiscal 1997 was a year of transition for Intuit. Although our mission remains unchanged, the ways we accomplish it are changing. Industry-wide retail sales of personal finance software are declining. Customer demands are changing rapidly. Competition is intensifying. The Internet is a pervasive force that is reshaping our business and providing new challenges and opportunities. During fiscal 1997, we made some major changes to our business strategy in response to these trends.

During the past few years we made several acquisitions and investments to expand our business and sold two businesses that no longer support our corporate strategy. In January 1996 we acquired Milkyway KK, a provider of PC-based small business accounting software in Japan. In June 1996 we acquired Interactive Insurance Services Corp. (or "IIS"), developer of our Quicken InsureMarket(SM) website. In September 1996 we acquired GALT Technologies Inc. developer of the mutual fund information service now incorporated in our Quicken.com(TM) website. In March 1997 we acquired Nihon Micom Co. Ltd., a Japanese small business accounting software company. In June 1997 we made a $39.2 million strategic investment in Excite, Inc. In January 1997 we sold Intuit Services Corporation (or "ISC"), our banking and bill payment processing subsidiary, to Checkfree Corporation. In August 1997 (after the end of fiscal 1997) we sold Parsons Technology, Inc., our direct marketing consumer software subsidiary, to Broderbund Software, Inc. These transactions have had, and will continue to have, a significant impact on our financial results. For more details about these transactions and their impact, see Notes 2, 3 and 15 to our financial statements beginning on page 29 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" (also called "MD&A") beginning on page 40.

CAUTIONS ABOUT FORWARD-LOOKING STATEMENTS

This Form 10-K includes "forward-looking" statements about future financial results, future products and other events that have not yet happened. For example, statements like "we expect" or "we anticipate" are forward-looking statements, and most of the information in the paragraphs in the Business section labeled "Fiscal 1998 Plans" is forward-looking. Investors should be aware that actual results may differ materially from our expectations because of risks and uncertainties about the future. In addition, we will not necessarily update the information in this Form 10-K if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of our business are included throughout this Form 10-K. Investors should read all of these risks carefully, and should pay particular attention to risks affecting the following areas: Timing of product launches (pages 4-5). Our Internet-based businesses (page 3). Customer service and technical support (page 12). Competition (page 10). The business model for online financial services (page
6). Regulatory changes (page 13). Acquisitions (page 41). International operations (page 7). The value and size of our equity investments in other companies (Note 1 of the financial statements, page 27, and MD&A, page 45). Market growth and sales of new products and upgraded products (pages 8-10).

CORPORATE BACKGROUND

Intuit began operations in March 1983 and was incorporated in California in March 1984. In March 1993 we reincorporated in Delaware. Our principal executive offices are located at 2535 Garcia Avenue, Mountain View, California, 94043, and our telephone number is (650) 944-6000. When we refer to "we," "Intuit" or the "Company" in this Form 10-K, we mean the current Delaware corporation (Intuit Inc.) and its California predecessor, as well as all of our consolidated subsidiaries.

                             BUSINESS AND PRODUCTS

PRODUCTS AND SERVICES OVERVIEW

     We offer products and services in the following areas:

     - Small business accounting software, financial supplies and related services

     - Personal, professional and small business tax preparation software and related services

     - Consumer finance software and related services

     - International (selected small business, tax and consumer finance products in more than 20 countries)

INTERNET STRATEGY

Overview. During fiscal 1997, we have been focusing our efforts in three strategic directions. Two of these directions -- expanding our small business offerings, and adding online connectivity to our tax and personal finance desktop software -- are extensions of the businesses that have historically represented the majority of our revenue. Our third strategic effort is to establish a "community" of new Internet-based resources and businesses. We believe that the dramatic growth of the Internet and the World Wide Web will eventually give us significant opportunities to grow our business over the next several years -- although it also presents major risks and challenges. Our current Internet strategy includes integrating online, Web-based resources into many of our desktop software products, putting desktop software functionality onto the Internet, investing in new, entirely Web-based businesses in the financial services area, and establishing strategic relationships, such as our relationship with Excite, Inc. (see page 7). Given the rapidly changing nature of the Internet, we expect to update our strategy over time. Fiscal 1997 Internet-based revenue was well under 5% of our total revenue, but we made significant progress during fiscal 1997 in refining and implementing our Internet strategy.

In September 1996 we took an important step in implementing our Internet strategy when we announced that we would move from a proprietary electronic communications link between our software and financial institutions, to an Internet-based link. This means that financial service providers could electronically connect directly through the Internet to their customers who use Intuit products, instead of through our private data network operated by our former ISC subsidiary. As part of this strategic step, we sold ISC to Checkfree in January 1997 (see Note 3 of the financial statements, page 31). In February 1997, we announced we would collaborate with several other parties (including Microsoft Corporation and Checkfree) to merge our efforts in a jointly developed standard called Open Financial Exchange. Open Financial Exchange is an integrated collection of technical specifications and protocols designed to make it easier and less expensive for a wide range of financial service providers, such as banks, brokerage firms, mutual fund companies, insurance companies and mortgage brokers, to build links for electronic financial data exchange and communications with their customers using the Internet. While we believe that Open Financial Exchange is the right strategic approach for Intuit, we face risks and challenges in implementing it. Open Financial Exchange is a new, unproven technology. Financial institutions may not accept and implement Open Financial Exchange as rapidly as we would like, or they may adopt alternative connectivity standards that may or may not support interoperability with Open Financial Exchange. In October 1997, we announced a joint development effort with Integrion Financial Network (a consortium of retail banks that developed the Gold Standard connectivity specification) to develop technology that will allow users of Intuit software to connect to financial institutions that support the Integrion platform.

Internet-Based Products and Services. The growth of the Internet and the World Wide Web provides us opportunities in three areas. First, more households are now connected to the Internet, so we have a greater market for online financial services such as banking and downloading of financial account information. When we talk about Internet-based financial services, we're including online banking, even though some of our online banking currently operates through a private data network rather than through the Internet. Second, we can create "marketspaces" that bring together buyers and sellers of complex financial products and services in a way that benefits buyers and sellers, and that can generate revenue for us through advertising and marketing service fees. Third, we can leverage the "community" nature of online services to help consumers share ideas and information and give them greater confidence in making financial decisions.

During fiscal 1996 and 1997, we invested significant resources to lay some of the groundwork for establishing these new businesses. We worked on Open Financial Exchange (see page 2) and we are integrating it into our products beginning in the fall of 1997. Several desktop products we plan to release in fiscal 1998 will have imbedded Web "browser" software to make Web access easier. We have formed relationships with financial institutions to allow our customers to receive data from them electronically. We made progress in our marketspaces effort through our acquisitions of IIS and GALT (see page 1). We expect to launch QuickenMortgage(SM), our consumer mortgage service, in fiscal 1998. We expanded the software products and financial information available on our Quicken.com website, and we negotiated distribution arrangements with Excite and Microsoft to enable our Web-based offerings to reach a broader audience. Our Web offerings are described in more detail beginning on page 6.

Risks for Our Internet-Based Businesses. In spite of our progress, investors should be aware that fiscal 1997 Internet-based revenue was well under 5% of our total revenue. We expect these businesses to grow in absolute dollars, but we can't predict if or when they will generate significant revenue or profits. We face many risks and challenges in this area, including the following: The Internet represents a new business model for Intuit, where revenues are expected to come from advertising and marketing service fees instead of software product sales. In order to generate significant revenue from these sources, at a minimum we need to dramatically increase consumer traffic to our websites. This may require establishing additional strategic relationships, such as our relationship with Excite. We may not be able to establish these relationships, and if we do, they may not bring significant increased traffic to our websites. We also need to quickly and successfully build new skills as a website content provider and publisher, which are somewhat different from our traditional desktop software development skills. Customers may refuse to transact business over the Internet due to privacy or security concerns. A major breach of customer privacy or security, even by another company, could have a significant negative effect on Intuit. We can't be certain that consumers' use of the Internet, particularly for commercial transactions, will continue to increase as rapidly as it has during the past few years. If Internet activity becomes heavily regulated, that could have major consequences for our Internet businesses. We face intense competition in our Internet-based businesses. There are very low barriers to entry, and the market is extremely fragmented, making it difficult for any one company to acquire a "critical mass" of customers. Many of Intuit's competitors can afford large investments in this business. We may be unable to adapt our operational infrastructure to support our Internet-based businesses and the complex operational requirements of our strategic relationships. The operational requirements for online businesses are very different from the requirements of our desktop software business.

SMALL BUSINESS ACCOUNTING SOFTWARE, FINANCIAL SUPPLIES AND RELATED SERVICES

QuickBooks(R). Our QuickBooks product brings extensive bookkeeping capabilities to small business users in an easy-to-use design that does not require customers to be familiar with debit/credit accounting. QuickBooks supports both cash-based and accrual-based accounts payable, with separate entry of bills and automatic generation of accounts payable checks based on outstanding vendor balances.

QuickBooks Pro(R). QuickBooks Pro is an enhanced version of QuickBooks that addresses the needs of small businesses in the U.S. that are project, job or time based, such as contractors, consultants, lawyers, accountants and subcontractors. QuickBooks Pro allows users to integrate time tracking, job estimating and project costing with accounting and payroll functions.

Payroll Tax Table Update Service. Our Payroll Tax Table Update Service is a disk-based data service that provides customers with new tax table files when relevant federal, state or local payroll tax rates change.

Financial Supplies. We offer a range of financial supplies designed for use with our small business and consumer finance desktop software products. Supplies include professional-quality paper checks, invoice forms, envelopes, deposit slips and return address stamps. These products help users to save time and automate transactions and record keeping. In September 1995, we entered into an exclusive five-year contract with John H. Harland Co. to print all of our check products. We believe our relationship with Harland is good. However, if for any reason Harland can't provide checks on a timely basis, it could have a material negative impact on sales of supplies and on Intuit as a whole.

Fiscal 1997 Overview. During fiscal 1997, our QuickBooks business expanded its installed customer base significantly. We expanded our fee-for-support program, called the QuickBooks Support Network, to generate revenue from our technical support services. We also introduced our QuickBooks "professional adviser" program, in which preferred QuickBooks customers provide assistance and advice to other QuickBooks users. These advisers have been a source of product referrals for us, and we hope to expand this program during fiscal 1998.

Our financial supplies business benefited from the growth of our small business customer base. During the year we improved order accuracy and transmitted a higher percentage of orders to Harland (our check printer) electronically. These steps allowed us to improve customer satisfaction and reduce costs because of fewer errors and reorders, faster order turnaround, and lower order fulfillment costs. At the end of fiscal 1997, we began developing a website that will enable customers to order supplies on-line.

Fiscal 1998 Plans. We recently announced that we are working on a multi-user version of QuickBooks. This new product will address an important customer need, so we think it represents a good business opportunity. However, there are a number of risks we face in capitalizing on this opportunity. We currently expect that the product will be available by the end of fiscal 1998. However, if the launch date slips (which is possible given the uncertainties of complex software development), that could have a significant negative impact on our revenue and net income for fiscal 1998. Providing technical support for this new product will present challenges as we don't have experience supporting multi-user products, and all new products have a risk of "bugs." Higher technical support costs could negatively affect our operating results.

PERSONAL, PROFESSIONAL AND SMALL BUSINESS TAX PREPARATION SOFTWARE AND SERVICES

We offer a broad range of tax preparation software for individuals, tax professionals and small businesses. Our tax business has been a fairly predictable source of recurring revenue, because tax products must be updated every year to reflect tax law changes, and customers generally buy the latest version every tax year. Our tax business is also very seasonal, with almost all revenue occurring during our fiscal quarters ending January 31 and April 30.

Personal Tax Products. Our TurboTax(R) products (for Windows) and MacInTax(R) products (for the Macintosh) are designed for individual consumers who prepare their own tax returns. We have products for federal tax returns as well as for the 45 states that have a state income tax. Our tax products are designed to be easy to use even for inexperienced computer users, but they're sophisticated enough for more complicated tax returns. Our tax products also allow customers to transmit federal tax returns and some state returns for electronic filing.

Professional Tax Products. Our ProSeries(R) products are designed for tax professionals who prepare tax returns for their individual and business clients. While they have many of the same ease-of-use features as our personal tax products, our professional products have additional features that enhance the productivity of tax professionals. Our ProSeries products can be used to prepare individual, corporate, partnership, fiduciary and not-for-profit federal income tax returns, as well as many comparable state returns.

Small Business Tax Products. For small business owners that prepare their own business tax returns, we offer TurboTax for Business and MacInTax for Business. We have separate products for federal and some state S corporations, C corporations and partnerships, plus products for sole proprietors. TurboTax for Business can import data directly from QuickBooks and other leading accounting software programs.

Electronic Filing. Users of Intuit's personal and professional tax preparation software can file their federal (and some state) tax returns electronically. Total electronic filings for all of our tax products were about 600,000 in fiscal 1997, and we expect that the number will increase over the next few years. We currently provide electronic filing services through third party vendors, and the fee we charge to customers essentially covers our costs. However we are working on our own electronic filing technology that will reduce our cost of providing this service. We used this internally-developed technology on a test basis in fiscal 1997.

Other Internet-Based Tax Products and Services. In fiscal 1997 we introduced an online personal tax product that allows customers to prepare and file their Form 1040EZ tax returns entirely online. Only a small number of customers used 1040EZ online during fiscal 1997, but we think consumer demand for online tax preparation will increase in the future. Our tax business is also making use of the Internet to distribute tax products electronically for customers who buy their tax software directly from Intuit. This reduces our distribution cost and gets products to customers faster and more conveniently. We are also increasingly using the Internet to provide customer service and technical support and to deliver updates and corrections for tax products.

Fiscal 1997 Overview. During fiscal 1997, we improved the quality of our products and of our technical support, and the demand for electronic filing increased. Total fiscal 1997 tax revenue reflected strong growth in direct sales. However, we encountered strong competition in the personal tax area from H&R Block's TaxCut product, which hindered retail sales growth.

Fiscal 1998 Plans. The primary challenge for our tax business in fiscal 1998 will be to execute a timely launch of high-quality products that reflect all of the federal tax changes passed by Congress in July 1997. Major tax law changes have historically contributed to industry-wide growth in tax software sales, and we hope that will occur with the July 1997 tax law changes. However, incorporating extensive tax law changes into the software on a tight time schedule can lead to errors in the software. Our development schedules depend on timely availability of new IRS forms, instructions and publications, which we cannot control. If we have major errors in our tax products, or if there are major delays in our product launches, fiscal 1998 financial performance of the tax business and of Intuit as a whole would be negatively affected. See page 9 for more information about developing tax products.

During fiscal 1998, we plan to expand use of our internally-developed electronic filing service. However, as our electronic filing program expands, so will the risks involved. For example, if we have technical problems that prevent customers from filing their returns, particularly right before the April 15 filing deadline, we could face serious financial and public relations consequences. During fiscal 1998, we also plan to expand our online tax preparation software offerings.

CONSUMER FINANCE SOFTWARE AND SERVICES

During fiscal 1997 the Internet had a profound impact on our consumer finance business as we shifted our focus to Internet-based products and services -- including Internet-based features in our desktop software.

Quicken(R) -- Desktop Features. Our Quicken desktop software products help users organize, understand and manage their personal finances by providing easy methods for recording and categorizing various types of financial transactions. For example, Quicken enables customers to reconcile checking and savings accounts, record credit card purchases and payments, and track cash, investments, mortgages and other assets and liabilities.

Quicken(R) -- Online Banking and Other Internet-Based Features. During the past few years, we have been adding Internet-based features to Quicken. In 1995 and 1996, we added Internet navigation software to

Quicken, gave customers access from within Quicken to what is now called our Quicken.com website, and offered Quicken users low-cost Internet access through a third-party Internet service provider. Quicken also allows customers to schedule bill payments through online payment services. Although we no longer provide online bill payment directly since we sold our ISC subsidiary, we continue to market and resell bill payment services offered either by Checkfree or directly by participating financial institutions.

In our fall 1995 launch of Quicken, we introduced online banking features in Quicken, which allow users to download transaction and account information from participating financial institutions directly into their Quicken accounts, instead of inputting data manually. We currently have about 45 financial institutions participating in our online banking service. During fiscal 1997, the business model for our online banking business changed dramatically. Before we sold our ISC subsidiary to Checkfree in January 1997, ISC performed all of the data processing for our online banking services, and we received monthly per-subscriber fees from participating financial institutions. With the sale of ISC, we no longer provide processing services, so we no longer receive monthly per-subscriber fees. What we now provide to participating financial institutions is marketing services and the opportunity to acquire Quicken users as new customers. Financial institutions can purchase advertising within Quicken and on Quicken.com, and may also purchase other marketing services. We can't predict if or when this new business model will generate significant revenue. In addition, the transition of ISC's processing business to Checkfree is ongoing and we can't be certain that the transition will be successfully completed.

BankNOW (TM). In September 1996 we introduced our BankNOW software, which enables America Online subscribers to perform basic online banking functions, such as checking account balances and transferring funds between accounts, independently of any personal finance software (such as Quicken). In 1997 we introduced an Internet-based version of BankNOW to reach a broader customer base. We don't currently receive any subscriber or transaction fees from customers or financial institutions who use BankNOW, but we offer BankNOW as part of our effort to encourage banks to provide electronic connectivity for Intuit customers.

Quicken Financial Planner (TM). With our Quicken Financial Planner product, a customer can create a personal financial and retirement plan based on his or her current financial profile and financial and retirement goals. We also offer a simplified, online version of this product, called the Quicken Retirement Planner, on Quicken.com. In 1997 we introduced Fidelity QFP, which was specifically designed for customers who have 401(k) retirement plans with Fidelity Investments. Our QFP products are offered by Quicken Investment Services, Inc., which is a registered investment adviser subsidiary (see page
13).

Quicken.com. Quicken.com (formerly Quicken Financial Network) is our community website, and it's designed to enable people to make better financial decisions and perform financial tasks more easily by giving them useful tools, software applications, resources and objective information about a variety of personal finance topics in one location. Quicken.com also acts as a vehicle for distributing many of our Internet-based products and services. Some of the content on Quicken.com is created by Intuit, and some is provided for us by third party publishers and financial experts. Users can access Quicken.com through versions of Quicken that have Web navigation software, as well as through any Internet service provider and Internet browser software. We do not currently charge customers a fee to access Quicken.com, but we receive revenue from companies that advertise and sell their products or services on Quicken.com. We also receive fees relating to some of the specific services that are available through Quicken.com, such as Quicken InsureMarket.

By the end of calendar 1997, we expect that Quicken.com will have "channels" for Investments, Tax, Insurance, Home/Mortgage and other financial areas. The Investments channel has evolved from the NETworth(R) site originally created by GALT, which we acquired in 1996. It includes portfolio tracking, investment research tools, stock and mutual fund quotes and information and other investment-related content. Other channels will provide relevant information and tools about other financial topics. Certain channels will have direct links to related websites. For example, the Insurance channel will link to Quicken InsureMarket (described below.) On each channel, consumers will be able to have live interactive discussions with other Quicken.com users, post their comments about financial topics on bulletin boards, and participate in discussions about financial topics led by financial experts.

Quicken InsureMarket. Quicken InsureMarket is a website that enables customers to shop for term life insurance, contact insurance agents and learn about other insurance products online. We receive initial implementation fees and ongoing annual participation fees from insurance carriers who participate in the Quicken InsureMarket site, and some carriers pay us fees for data processing and other administrative services. As of October 1997, nine insurance carriers were participating in the Quicken InsureMarket site. Quicken InsureMarket is offered by our IIS subsidiary, which is subject to state insurance regulations (see page
13).

Fiscal 1997 Overview. Fiscal 1997 was a year of transition and refocus for our consumer finance business. The market for traditional desktop personal finance software is declining as customers are using the Internet for many personal finance tasks. While our Quicken products have been negatively affected by this trend, our Internet strategy is designed to take advantage of it. We made progress in implementing our Internet strategy during fiscal 1997, but these changes have not yet had a significant positive impact on our financial performance. Investors should be aware that Internet-based revenue during fiscal 1997 was substantially less than 5% of our total revenue. Although we think this will increase in fiscal 1998, we can't predict if or when these sources will generate significant revenue.

In June 1997 we announced an agreement with Excite to jointly develop, promote and distribute a new online financial channel. Excite is a leading provider of Internet search and navigation services, with about 2.5 million users daily. Intuit will be the exclusive provider and aggregator of personal financial content for all of Excite's Internet services. Excite will provide hosting as well as advertising sales services and software services, and will become the exclusive search and navigation service promoted in our Quicken, QuickBooks and TurboTax products. This channel is expected to include financial information and services designed to help consumers organize and manage their personal financial lives and make more informed financial decisions. We anticipate that the channel will premiere during calendar 1997. We expect that this agreement with Excite will help us increase the customer base for our Internet-based products and services and will eventually generate revenue for Intuit and Excite from a combination of advertising, transaction and subscription fees, but we can't be certain if or when we will see these benefits. In addition, in June 1997 we invested $39.2 million for a 19% equity interest in Excite. See Note 4 of the financial statements, on page 31.

Fiscal 1998 Plans. Our fall 1997 Quicken products will have new investment-related features, including a feature that will allow Quicken users who are customers of participating brokerage firms to download brokerage account data and execute securities trades through their broker's website. Quicken customers will also have easier access to the World Wide Web, as Microsoft's Internet Explorer Web browser will be imbedded in Quicken and other Intuit desktop software. In addition, our Quicken.com site will be a "channel" on Microsoft's new Active Desktop product. We will also be launching a new product in fiscal 1998 called Quicken Home & Business, which is designed to serve small business owners that currently use personal finance software, rather than software designed specifically for small businesses. During fiscal 1998, we plan to expand the products and services available on our Quicken.com "channels" described above. We expect to launch QuickenMortgage, a mortgage service that will enable consumers to shop for home mortgages online. We also expect to expand Quicken InsureMarket to allow consumers to shop for additional types of insurance, such as auto insurance. Our new businesses involve many uncertainties (including possible delays in launching them), so we don't know if they will be successful.

During the next few years, our primary goals for our Internet-based businesses will be to increase customer traffic, establish strategic relationships and achieve participation by a broad range of financial institutions in the financial products and services we offer. Investors should be aware that any initial success achieved in these areas will not necessarily be reflected in successful financial performance. See page 3 for more information about the risks related to our Internet-based businesses.

INTERNATIONAL

Our international operations are divided into three regions: Europe, Japan and the Pacific. We believe our international operations will give us opportunities to expand in existing markets and reach new markets over the next several years. See MD&A, page 42 for financial information about our foreign operations.

European Region. We serve selected European markets and South Africa with localized versions of our products through our offices in Germany, France and the United Kingdom. We currently offer Quicken in France, Germany, Spain, the United Kingdom, Austria and South Africa, and we offer QuickBooks in Germany and the United Kingdom. We also offer small business accounting products in France that were developed by Somma France S.A.R.L., a small business accounting software company that we acquired in February 1997 (see Note 2 of the financial statements on page 31). We sell personal tax products in France, Germany and the United Kingdom.

Most of our sales in the European region are through distributors, who sell into the retail channel. In September 1997 we entered into an equity, localization, manufacturing and distribution arrangement with Intuit Services Europe N.V., a Dutch company with headquarters in Switzerland (not an Intuit subsidiary). Intuit Services Europe will help us distribute Quicken through banking channels in France, Germany and the United Kingdom, and will develop Quicken products for several new European markets.

Japan Region. Our Japanese operations are now managed by our Intuit KK subsidiary. Intuit KK combines the businesses of Milkyway KK (which we acquired in January 1996) and Nihon Micom (which we acquired in March 1997), and it is now the largest Windows-based small business accounting software company in Japan. We currently offer products developed by Milkyway and Nihon Micom, and we expect to eventually offer QuickBooks products in Japan also. We sell products in Japan through both retail and direct channels.

Pacific Region. Our Pacific region includes Canada, Australia, Latin America, Hong Kong and other parts of Southeast Asia. We offer Quicken in Canada, Australia, Hong Kong, the Philippines and Singapore, as well as several Latin American countries (including Mexico, Brazil, Colombia and Argentina). We offer QuickBooks in Canada, Australia and Hong Kong. We also offer our QuickTax(TM) personal tax product in Canada and Australia. We sell products in the Pacific region through both retail and direct channels.

Fiscal 1997 Overview and Fiscal 1998 Plans. During 1997 our European region launched new Quicken products in France, Germany and the United Kingdom, and a new QuickBooks product in the United Kingdom. In June 1997 we announced that we would reorganize our European region to consolidate management operations for our core European markets (France, Germany and the United Kingdom) in our German headquarters in Munich. We'll continue to have sales and marketing offices in France and the United Kingdom. We also announced that we plan to outsource all European customer service, technical support, manufacturing and order fulfillment functions to third party vendors. We expect that these steps will lead to more efficient operations in fiscal 1998. In fiscal 1997 we established a presence in several key markets in Southeast Asia, including Hong Kong and the Philippines, where we hope to benefit from increasing adoption of home computers.

Special Risks for International Operations. We intend to continue expanding our international operations, but we can't be certain that our efforts will lead to increased revenue or profits in international markets or for Intuit as a whole. Developing products for foreign markets is more time-consuming and costly than developing products for the U.S. market. Delays or other problems in product launches may be more likely because of these factors, and they can impact our financial performance. For example, our German subsidiary experienced delays in two critical product launches in fiscal 1996 that resulted in excess inventory levels in the distribution channel. Economic conditions in international markets can also negatively affect our business as they did in fiscal 1996 when there was general weakness in European consumer software markets. Our international revenue and expenses are currently denominated in a variety of foreign currencies and we don't currently engage in any hedging activities. Although the impact of currency fluctuations has not been significant in the past, this could change in the future as our international operations grow, and it could have a negative impact on our operating results and financial condition. Other risks in our international operations could also have a negative impact on our business, including unexpected changes in regulatory requirements, tariffs and other trade barriers; longer accounts receivable payment cycles and collection difficulties; the burden of complying with a wide variety of foreign laws (including financial reporting and record-keeping requirements); possible adverse tax consequences including repatriation of earnings; and potentially less protection for our intellectual property rights under foreign laws.

                         PRODUCT DESIGN AND DEVELOPMENT

We believe that successful products must be easy to use and must respond to customers' specific needs and use patterns. We design new products and enhancements based on consumer input and then have actual users conduct field tests and give us feedback. Once products are released, we continue to seek customer input to incorporate in product enhancements and upgrades. A primary goal of our desktop software product development efforts is to design products that will stimulate additional sales to existing customers -- either upgrades of products they already own or new products. We also develop products that generate recurring revenue, such as our tax preparation products, which customers generally buy every year. For our Web-based development efforts, a major goal is to generate traffic to our websites, in order to generate advertising revenue and customers for our marketspaces such as Quicken InsureMarket. Our total research and development expenses were $57.3 million in fiscal 1995, $76.5 million in fiscal 1996 and $93.0 million in fiscal 1997.

We remind investors that the software development process is complex and involves some risks for Intuit. Our products may have "bugs" that hinder product performance, give customers incorrect results and/or damage customer data. These problems can be expensive to fix, particularly if we need to do a major maintenance release or pay refunds to customers. Poor product quality can cause us to lose revenue and customers, and incur higher technical support costs. Any major product bugs could have a material negative effect on our financial performance. In addition, investors should also keep in mind that only a small percentage of new software products achieve any degree of sustained market acceptance.

The development of tax preparation software presents a unique challenge because of the demanding annual development cycle required to incorporate tax law changes each year. We can't predict how complex the tax law changes will be each year, or when tax forms will be available from the IRS and state tax agencies. The rigid development timetable increases the risk of errors in the products. Although fiscal 1997 tax product quality was high, in fiscal 1995 and 1996 we had software defects that led to negative publicity, customer dissatisfaction and incremental operating expenses.

As we expand our Internet-based businesses, we expect that customers will be concerned about privacy and security of the personal information they provide when using products and services. We currently incorporate extensive security measures into our products and services, and we are developing a comprehensive customer privacy policy. However, a major breach of customer privacy or security, even by another company, could have a negative effect on Intuit.

                       MARKETING, SALES AND DISTRIBUTION

MARKETS

We use a variety of marketing approaches to sell our products and services into the markets we serve through our retail and direct sales organizations. The markets that we compete in, particularly in the Internet area, are characterized by rapidly changing customer demands, continuous technological changes and improvements, shifting industry standards and frequent new product introductions by other companies. Changes in any of these areas can quickly render existing products obsolete, so our marketing success depends on our ability to respond rapidly to these changes with new products and services, as well as improvements to existing products and services. One way that we're attempting to respond to market changes is our Internet strategy (described on page 2).

RETAIL SALES

We market our desktop software in North America through traditional retail software outlets, computer superstores, office and warehouse clubs and general mass merchandisers. Retail sales revenue represented slightly less than half of total gross revenues during fiscal 1995 and 1996. In fiscal 1997, the percentage declined to about 40%, reflecting declines in retail sales of Quicken, as well as a shift towards a higher percentage of direct sales for TurboTax. We sell directly to some retailers and we also sell to distributors who then resell to retailers. The only retailer or distributor that accounted for more than 10% of our net revenue during the past three fiscal years was Ingram Micro Inc. (12% in 1995, 13% in 1996 and 14% in 1997). We also have retail distribution arrangements with banks and other financial institutions for our electronic financial services, and for our desktop software that includes these services. For example, our BankNOW, Quicken and QuickBooks products are marketed through participating banks, and Fidelity Investments markets Fidelity QFP financial planning software.

During the past few years, there has been increasing consolidation among retailers. This trend has created a number of large retailers with significant bargaining power, which makes it more difficult for us to negotiate financially favorable terms. We expect this consolidation trend to continue in fiscal 1998.

An element of our retail sales efforts that has been important over the last several years is our original equipment manufacturer, or "OEM," relationships with hardware and software manufacturers. We sell our software to OEMs to be combined with their products, which are then sold to consumers. Initially, most of our OEM sales were special, limited feature editions of Quicken, but more recently we have been selling regular full-feature Quicken to OEMs. The sale prices we receive for OEM sales are much lower than retail or direct sale prices. Although OEM sales generate little revenue for us and reduce operating margins in the short term, they have been strategically important because they have been a good source of new customers, with the potential for future sales of more profitable products and services. OEM sales have been particularly important for our Quicken business in responding to competitive pressures. However, given the adverse impact of OEM sales on revenue and profitability, we are also using other methods (such as our Web-based businesses) to acquire new customers.

DIRECT SALES

We believe that direct sales campaigns stimulate retail demand and increase consumer awareness of our products, while also generating orders and providing opportunities for cross-selling. Direct sales frequently generate significantly higher revenues and margins than retail sales, but this also means that aggressive retail pricing can harm direct sales efforts. We use targeted direct-mail and telephone solicitations, direct-response newspaper and magazine advertising, and television and radio advertising to encourage direct sales. During fiscal 1997, our Parsons subsidiary was a major source of direct sales for us, since almost all of their products were sold direct to customers (see MD&A, page 43).

Customers can order and receive products electronically through the Quicken Store, which is accessible through Quicken.com and other Intuit websites. Electronic ordering and delivery are convenient for customers and less expensive for Intuit. We saw a significant increase in online orders and deliveries during fiscal 1997. Although they accounted for less than 1% of revenue in fiscal 1997, we anticipate that they will continue to increase.

PRODUCT RETURNS

Like most other software companies, we have a generous return policy for our distributors and retailers, although we encourage them to make returns promptly. We have an unconditional return policy for direct customers. In the past, returns have not generally exceeded the reserves we have established for them in our financial statements. However, if in the future retail sell-through of a major product falls significantly below expectations, returns could exceed reserves and could have a negative effect on our financial performance.

                                  COMPETITION

OVERVIEW

We face intense competition from many companies in almost all of the markets in which we compete -- both domestic and international. Some of our major competitors (but not all of them) in each business area are identified below. We think the most important competitive factors for desktop software are product features, ease of use, quality and reliability, brand name, timing of product launches compared to competitors, price, access to distribution channels and quality of technical support services. In our Internet-based products and services, our speed in getting new products and services out, and our ability to distribute them effectively (by generating traffic on our websites) are the most critical factors for competitive success, although our strong

Quicken brand, product features and ease of use are also important to help generate traffic. Strategic relationships are also important for generating and distributing a wide variety of Web-based content to a large audience. We believe we generally compete effectively on each of these competitive factors, although our competitive position for any particular factor varies from product to product and over time.

Some of our competitors have significantly greater financial, technical and marketing resources and broader product lines than we do. Customer demands change rapidly, and we have to respond quickly, with new products and accelerated product release schedules, to remain competitive. This is particularly true in our Internet-based businesses, where product and service launches happen continuously. Actions taken by our competitors, such as cutting prices, increasing advertising (especially advertising targeted at our customers) and releasing new products before we do, can have a negative impact on revenue and profitability, and can hinder our ability to keep existing customers and acquire new customers.

SMALL BUSINESS ACCOUNTING SOFTWARE AND SERVICES

Our major competitors in small business accounting software are currently Peachtree Software (a division of ADP) and The Sage Group PLC (based in the United Kingdom). Because Peachtree's products use standard debit/credit accounting principles, we think our QuickBooks products have a competitive advantage in ease of use for customers unfamiliar with accounting principles. Peachtree offers a multi-user accounting software product that will compete with the new multi-user version of QuickBooks that we plan to release in late fiscal 1998. Sage is currently our major competitor in Europe. Microsoft recently announced that it will offer versions of Microsoft Money targeted to the small business market in Europe, so we expect that they will begin to be a major competitor there in fiscal 1998.

Our financial supplies business competes with a number of business forms companies, such as Deluxe Business Systems, New England Business Services and Moore Business Forms. We're also seeing increased competition from the direct mail check printers that now offer computer checks, as well from banks. Our major competitive advantages in this market are our direct access to Intuit's customer user base (through in-box advertising), product quality, speed of delivery and guaranteed compatibility with Intuit software products, but we can't guarantee continued competitive success.

PERSONAL, PROFESSIONAL AND SMALL BUSINESS TAX PREPARATION SOFTWARE AND SERVICES

In the personal tax area, our major competitor is currently Block Financial Corporation, the makers of TaxCut software. During fiscal 1997, TaxCut was priced very aggressively, and was released a little earlier than our personal tax products. As a result, even though our total sales of TurboTax grew significantly, our growth rate was lower than the growth rate of industry-wide retail sales of personal tax software. We expect that TaxCut will continue to offer aggressive competition in fiscal 1998. The professional tax preparation market is highly fragmented. Competitors in the U.S. include Arthur Andersen, Lacerte Software Corporation, Commerce Clearing House/Computax, RIA/Creative Solutions, Pencil Pushers, Inc. and CLR Fast-Tax. Our competitors in international tax include The Learning Company in Canada, Lexware and Viso in Germany and TaxCalc in the United Kingdom.

CONSUMER FINANCE SOFTWARE AND SERVICES

In desktop consumer finance software, Microsoft is currently our primary competition in both domestic and international markets. Quicken competes directly with Microsoft Money, which is aggressively promoted with free product offers through various distribution channels, and with advertising targeted to Quicken users. These competitive pressures, as well as other factors, have negatively affected Quicken revenue and profitability, as we have lowered prices and concentrated on OEM sales in order to remain competitive. There are many competitors for our other consumer finance products and services, and we expect that competition will increase as we expand our consumer finance offerings, and as more companies expand their businesses onto the Internet. There are relatively low barriers to entry for Internet-based businesses, so we face competition from new and relatively small companies as well as established software companies. We also face competition from financial institutions that are developing their own financial software and websites. Our

Web-based investment-related services and the Quicken.com website compete with online financial publishers and the financial areas on numerous online services such as America Online and Yahoo.com, as well as financially-oriented websites such as MSN Investor.

                     CUSTOMER SERVICE AND TECHNICAL SUPPORT

We provide customer service and technical support for our products primarily by telephone and fax. For customers who are connected to the Internet, we can answer questions by electronic mail and make corrected software available electronically. These methods are less expensive for us and often more efficient for customers. We currently operate major domestic telephone support centers in Tucson, Arizona and Fredericksburg, Virginia, and a telephone sales and service center in Mountain View, California. We currently have a full-time customer service and technical support staff of about 1,000 employees, but during periods of peak call volumes (such as during the tax return filing season, or shortly after a major product launch), we hire many seasonal employees and outsource some of the work.

During fiscal 1996, we began a fee-for-support program for QuickBooks and QuickBooks Pro customers under which customers could elect to pay a fee for expedited telephone support, and in fiscal 1997 we expanded the fee-for-support program. We believe this is consistent with industry trends in the small business products market. We also instituted a fee-for-support policy for older versions of Quicken during fiscal 1996. Revenues from our fee-for-support programs have been minimal, but we believe the policies have helped to control technical support costs. During fiscal 1998 we plan to expand the fee-for-support policy to other products. We have not experienced significant negative customer reactions to fee-for-support in the past, but that may occur in the future.

Despite our efforts to adequately staff and equip our customer service and support operations, during peak periods we occasionally can't respond promptly to all customer calls. We may also have an unusually high volume of calls, and be unable to respond promptly, if large numbers of customer order shipments are delayed or if we have product bugs. For example, in fiscal 1995 we had some operational problems with our direct order entry system that resulted in a high volume of calls, customer dissatisfaction, lost business and negative publicity. During fiscal 1996, customers had difficulties connecting to our online banking and bill payment services, and we incurred unexpected expenses for operational improvements. If we experience customer service and support problems in the future they could adversely affect customer relationships and financial performance.

In June 1997 we decided to close a major technical support facility in Rio Rancho, New Mexico and consolidate its operations with our Tucson, Arizona call center. Even though we eliminated about 150 technical support positions, we think the consolidation will allow us to provide better customer service because it will be easier to shift resources to where they are most needed at any given time. We also restructured our European technical support operations during fiscal 1997 (see page 8). Our technical support and other restructuring activities during fiscal 1997 resulted in a restructuring charge of $10.4 million (see Note 6 to the financial statements on page 32, and MD&A, page 45). Although we expect that these changes will allow us to operate more efficiently, we can't be certain that they will.

                           MANUFACTURING AND SHIPPING

The major steps involved in manufacturing desktop software are duplicating disks and CDs, printing manuals and boxes, and assembling and shipping the final products. We outsource most of these tasks to vendors who are required to follow our strict quality guidelines. We have a small in-house manufacturing and shipping facility to handle low-volume products, and to handle shipments for direct sales. We have multiple sources for all of our raw materials and availability has not been a problem for us. Prior to major product releases, we tend to have significant levels of backlog, but at other times backlog is minimal and we normally ship products within a week of receiving an order. Because of this fluctuation in backlog, we don't think backlog is necessarily an important measure of future sales.

                             GOVERNMENT REGULATION

Some of our products and services are regulated businesses under federal or state laws. We offer these regulated products and services through separate subsidiary corporations. These subsidiaries must comply with a variety of regulations that don't apply to most software companies. Establishing and maintaining regulated subsidiaries requires significant financial, legal and management resources. If the subsidiaries fail to comply with applicable regulations, they could face liability to customers and/or penalties and sanctions by government regulators.

Our Quicken Investment Services, Inc. subsidiary (or "QISI") is registered as an investment adviser in many states and is subject to certain federal laws as well. QISI is responsible for Quicken Financial Planner, Quicken Retirement Planner on Quicken.com and some investment-related features in our Quicken products. Investment adviser regulations restrict QISI's business practices in several areas, including advertising and distribution arrangements. The business activities of IIS, which operates the Quicken InsureMarket website, are subject to state insurance regulations. IIS (or one of its officers) currently has an insurance license in each state where we believe licensing is necessary. State insurance laws regulate various aspects of the business operations of IIS and participating insurance carriers, including advertising, record-keeping and compensation. Our QuickenMortgage loan service scheduled to be launched during fiscal 1998 will be offered by a subsidiary called Intuit Lender Services, Inc. (or "ILSI"). We are in the process of registering or licensing ILSI as a mortgage or loan broker in all states where registration or licensing is required, and we won't be able to offer the full-feature QuickenMortgage service in any state until registration or licensing is completed in that state. We expect that this process will be completed in most states by the time the service is launched, but we can't be certain that it will be.

Our fall 1997 Quicken products will allow customers of participating brokerages to trade securities through their broker's website. Quicken InsureMarket may expand its site to include other insurance products that are considered "securities" under federal and state laws. We believe we have structured these services in a way that avoids direct government regulation. However, it's possible that these services, or other services we may offer in the future, may be regulated under federal and/or state securities broker-dealer laws or other regulations. We continually analyze new business opportunities, and any new businesses that we pursue may require additional expenditures and investments in regulatory compliance.

Various Intuit products contain powerful encryption technology. Government regulations currently prohibit this technology from being exported outside of the United States and Canada. Some agencies of the federal government are seeking to relax export laws, but others are seeking to tighten export restrictions on software containing encryption technology. These regulations may affect international sales of our desktop software as well as our ability to provide the level of security customers are seeking in Internet-based products and services on a worldwide basis.

                             INTELLECTUAL PROPERTY

We rely on a combination of copyright, patent, trademark and trade secret laws, and employee and third-party nondisclosure agreements to protect our software products and other proprietary technology. While our proprietary technology is important, we believe our success depends more heavily on the innovative skills and technical competency of our employees. We don't have any copy-protection mechanisms in our software because we don't believe they are practical or effective. Current U.S. laws that prohibit copying give us only limited practical protection from software "pirates," and the laws of many other countries provide almost no protection for our intellectual property. Policing unauthorized use of our products is difficult, expensive and time-consuming and we expect that software piracy will be a persistent problem for our desktop software products. In addition the unique technology of the Internet may tend to increase, and provide new methods for, illegal copying of the technology used in our Internet-based products and services. We consider our principal trademarks (including Intuit, Quicken, QuickBooks and TurboTax) to be important assets and have registered these and other trademarks and service marks in the U.S. and many foreign countries. The initial duration of trademark registrations varies from country to country and is 10 years in the U.S. Most registrations can be renewed repeatedly.

We don't necessarily own all of the software and other technologies used in our products and services, but we have all licenses that we believe are necessary for using that technology. We don't believe that our products, trademarks and other proprietary rights infringe anyone else's proprietary rights. However, other parties occasionally claim that features or content of certain of our products, or our use of certain trademarks, may infringe their property rights. Past claims have not resulted in any significant litigation, settlement or licensing expenses in the past, but future claims could.

                                   EMPLOYEES

As of August 31, 1997, Intuit and its domestic subsidiaries had about 2,500 full-time employees, and our international subsidiaries had about 500 full-time employees. We don't have any collective bargaining agreements with our employees, and we believe employee relations are generally good. We believe our future success and growth will depend on our ability to attract and retain qualified employees in all areas of our business. Although we believe we offer competitive compensation and a good working environment, we face intense competition for qualified employees. Like many of our competitors, we have had difficulties during the past few years hiring and retaining employees. At certain times during the past few years, employee morale and retention have been hindered by declines in our stock price and the value of employee stock options. To address this problem, we "repriced" certain stock options during fiscal 1997. See Note 8 of the financial statements, on page 33.

In June 1997 we announced a corporate restructuring that included closing our technical support facility in Rio Rancho, New Mexico, reorganizing European administrative and technical support functions and eliminating some positions in Northern California. These moves are reducing our worldwide workforce by approximately 270 employees. Our sales of ISC in January 1997 and Parsons in August 1997 reduced our workforce by about 900 employees. See Notes 3, 6 and 15 of the financial statements.

ITEM 2. PROPERTIES

Our principal offices are located in Mountain View, California. We also lease office and manufacturing space in Palo Alto and San Diego, California. We lease our Mountain View facilities (currently about 130,000 square feet) under leases with staggered eight-year terms that we entered into in November 1994. Since December 1995, we have been in the process of moving our Palo Alto operations to Mountain View in stages. The move will be completed over the next several years. In June 1996, we relocated our San Diego operations to new offices (approximately 140,000 square feet) under a "build-to-suit" lease. See Note 7 of the financial statements (page 32) for information about our lease commitments.

We also lease facilities in Tucson, Arizona and Fredericksburg, Virginia, for customer service call centers; in Alexandria, Virginia, where our IIS subsidiary is located; and in Canada, England, France, Germany and Japan. We have a call center facility in Rio Rancho, New Mexico, but we recently consolidated its operations into our Tucson location. We are currently attempting to dispose of the Rio Rancho facility.

We believe our facilities are adequate for our current and near-term needs and that we will be able to locate additional space to accommodate anticipated growth.

ITEM 3. LEGAL PROCEEDINGS

We are subject to legal proceedings and claims that arise in the course of our business. We currently believe that the ultimate amount of liability, if any, for any pending actions (either alone or combined) will not materially affect our financial position, results of operations or liquidity. However, the ultimate outcome of any litigation is uncertain. An unfavorable outcome could have a material negative impact. In addition, any litigation, regardless of outcome, can have an adverse impact on Intuit because of defense costs, diversion of management resources and other factors.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

These are our current officers and their areas of responsibility. Biographies of our executive officers are included after the table.

                               EXECUTIVE OFFICERS

         NAME              AGE                            POSITION
-----------------------    ---     ------------------------------------------------------
Scott D. Cook              45      Chairman of the Board of Directors
William V. Campbell        57      President, Chief Executive Officer and Director
William H. Harris, Jr.     41      Executive Vice President
Mari J. Baker              32      Senior Vice President, Consumer Finance
Eric C.W. Dunn             39      Senior Vice President, New Business and International;
                                   Chief Technology Officer
Alan A. Gleicher           45      Senior Vice President, Sales
Mark R. Goines             44      Senior Vice President, International
James J. Heeger            41      Senior Vice President, Small Business
David A. Kinser            46      Senior Vice President, Operations
John Monson                42      Senior Vice President and Intuit Fellow
Larry J. Wolfe             46      Senior Vice President, Tax Products
Greg J. Santora            46      Vice President, Chief Financial Officer and Chief
                                   Accounting Officer
Linda Fellows              49      Treasurer and Director of Investor Relations
Catherine L. Valentine     45      Vice President, General Counsel and Corporate
                                   Secretary
                                     OTHER OFFICERS
Joel T. Brown              36      Vice President and General Manager, Financial Supplies
                                   Group
Caroline F. Donahue        36      Vice President, Sales
Brooks Fisher              39      Vice President, Community
Brian D. Fitzgerald        48      Vice President, Worldwide Operations
Larry King, Jr.            35      Vice President, Direct Sales and Service
Robert J. Meighan          39      Vice President, Personal Tax Group
Carl Reese                 40      Vice President, Mortgage Marketspace
Tanya L. Roberts           36      Vice President, Direct Sales
William C. Shepard         54      Vice President, Professional Products Group
Paul Vallaincourt          41      Vice President, U.S. Technical Support

Mr. Cook, a founder of Intuit, has been a director of Intuit since March 1984 and has been Intuit's Chairman of the Board of Directors since March 1993. From March 1984 to April 1994, he also served as President and Chief Executive Officer of Intuit. Mr. Cook also serves on the board of directors of Amazon.com and Broderbund Software, Inc. Mr. Cook is also a member of Broderbund's Audit Committee. Mr. Cook holds a Bachelor of Arts degree in economics and mathematics from the University of Southern California and a Masters in Business Administration from Harvard University.

Mr. Campbell joined Intuit as its President and Chief Executive Officer in April 1994 and was elected to Intuit's Board of Directors in May 1994. Mr. Campbell was President and Chief Executive Officer of GO Corporation, a pen-based computing software company, from January 1991 to December 1993. He was President and CEO of Claris Corporation, a software subsidiary of Apple Computer, Inc., from 1987 to January 1991. Mr. Campbell also serves on the board of directors of SanDisk, Inc., Great Plains Software, Inc.

and Apple Computer, Inc. He is a member of SanDisk's Compensation Committee and a member of Apple's Audit Committee. Mr. Campbell holds both a Bachelors and a Masters degree in economics from Columbia University.

Mr. Harris became Executive Vice President of Intuit in December 1993, in connection with Intuit's acquisition of ChipSoft, a tax preparation software company. He has been responsible for Intuit's tax and consumer finance businesses since July 1996. From January 1992 to December 1992, Mr. Harris served as President and Chief Operating Officer of ChipSoft; and from June 1991 to January 1992, he was ChipSoft's Executive Vice President and Chief Operating Officer. Mr. Harris earned a Bachelor of Arts degree in American Studies from Middlebury College in Vermont and a Masters in Business Administration from Harvard University.

Ms. Baker became Intuit's Senior Vice President of the Consumer Division in March 1997. She served as Intuit's Vice President and General Manager of the Personal Finance Group from July 1996 to March 1997. From April to July 1996, she served as Vice President of Intuit's Financial Supplies Group, and she served as Vice President of International from September 1994 to April 1996. From January 1994 through September 1994, Ms. Baker was Vice President of Marketing for Now Software, Inc., a personal and small business software company. Ms. Baker first joined Intuit in April 1989 and served in various marketing positions until she left Intuit in December 1993. Ms. Baker holds Bachelor of Arts degrees in economics and sociology from Stanford University. Ms. Baker also serves on the Board of Trustees for Stanford University.

Mr. Dunn became Intuit's Senior Vice President of the International/New Business Division and Chief Technology Officer in March 1997. He served as Intuit's Senior Vice President of the Consumer/International Division from July 1996 to March 1997. He served as Vice President and General Manager of Intuit's Personal Finance Group from May 1994 to July 1996, and served as Intuit's Chief Financial Officer and a director from September 1986 to December 1993. He also served as Intuit's Corporate Secretary from March 1991 to December 1993. From December 1993 to May 1994, Mr. Dunn was an Intuit Fellow. Mr. Dunn holds a Bachelor of Arts degree in physics and a Masters in Business Administration from Harvard University.

Mr. Gleicher became Intuit's Senior Vice President of Sales in March 1997. He is responsible for retail, direct and OEM sales. He served as Intuit's Vice President of Sales from December 1993 to March 1997. From September 1990 until Intuit's acquisition of ChipSoft in December 1993, Mr. Gleicher served as ChipSoft's President, Personal Tax Division. Prior to joining ChipSoft, Mr. Gleicher was President and a co-founder of SoftKat, which was a leading educational and consumer software distributor. Mr. Gleicher has a Bachelors degree in economics and business finance from San Diego State University. He also earned a certificate from the Marketing Management Program at Stanford University.

Mr. Goines became Intuit's Senior Vice President and General Manager of the International Group in August 1997. He served as Intuit's Vice President and General Manager of the International Group from April 1996 to August 1997. He initially joined Intuit in December 1993 as Director of Product Management for Tax Products in connection with Intuit's acquisition of ChipSoft. He became Vice President and General Manager of Personal Tax Products in March 1994. From April 1991 to December 1993, Mr. Goines served as the Director of Product Management of ChipSoft. Mr. Goines holds a Bachelor of Science degree and a Masters in Business Administration from the University of California at Berkeley.

Mr. Heeger became General Manager and Senior Vice President of Intuit's Small Business Division in July 1997. He served as Chief Financial Officer of Intuit from April 1996 to July 1997, and was Senior Vice President in charge of the Finance, Customer Services and Operations functions from July 1996 until July 1997. He served as Vice President and General Manager of Intuit's Supplies Group from December 1993 to April 1996 and served as Intuit's Vice President of Operations from August 1993 to December 1993. From September 1982 to August 1993, Mr. Heeger served in a number of marketing and operations roles at Hewlett-Packard Company. From 1987 to August 1993, he was responsible for distribution of Hewlett-Packard's personal computer products. Mr. Heeger received a Bachelor of Science degree in management from the Massachusetts Institute of Technology and a Masters in Business Administration from Stanford University.

Mr. Kinser joined Intuit as Senior Vice President of Operations in February 1997. Prior to that, Mr. Kinser served as a consultant to Intuit from July 1995 to February 1997. Mr. Kinser served as Chief Financial Officer and Vice President of Operations for Collabra Software from 1994 to 1995. Mr. Kinser served as Chief Financial Officer of EO Corp. from 1991 to 1993. He has also held executive positions at Claris Corp. and Apple Computer, Inc. Mr. Kinser holds a Bachelor of Arts degree from Humboldt State University.

Mr. Monson became an Intuit Fellow in July 1997 and also serves as a Senior Vice President. He served as Senior Vice President of the Small Business Division from July 1996 to July 1997. Mr. Monson served as Vice President and General Manager of Intuit's Business Products Group from May 1994 to July 1996 and as Intuit's Vice President of Marketing from January 1989 to May 1994. Mr. Monson holds a Bachelor of Arts degree in mathematics from Whitman College and a Masters of Management degree in marketing and finance from Northwestern University.

Mr. Wolfe became Intuit's Senior Vice President of the Tax Products Group in May 1997. Prior to that, he served as Vice President and General Manager of Intuit's Personal Tax Group from April 1996 to May 1997. He was the director of technical support and sales for Intuit's Professional Tax Group from March 1994 to April 1996. From January 1990 to March 1994, Mr. Wolfe was Vice President of Direct Link Software, Inc. ("DLS") and its successors. DLS was a privately held software company from January 1990 to March 1993, when it was acquired by ChipSoft. ChipSoft was subsequently acquired by Intuit in December 1993. Mr. Wolfe holds a Bachelor of Science degree in business administration from the University of Southern California and is a certified public accountant.

Mr. Santora became Intuit's Chief Financial Officer in July 1997 and has served as Vice President of Finance since November 1996. He joined Intuit as Corporate Controller in January 1996. From 1983 to 1995, Mr. Santora held a variety of senior financial positions at Apple Computer, Inc., including Senior Finance Director of Apple Americas from May 1992 to January 1996 and Director of Internal Audit from May 1991 to May 1992. Mr. Santora, who is a certified public accountant, holds a Bachelor of Science degree in accounting from the University of Illinois and a Masters in Business Administration from San Jose State University.

Ms. Fellows joined Intuit as Corporate Treasurer and Director of Investor Relations in May 1997. Prior to that, Ms. Fellows served as Treasurer and Director of Investor Relations of Bay Networks, Inc. from October 1990 to April 1997. Ms. Fellows holds a Bachelor of Arts degree from Stanford University and a Masters in Business Administration from the University of Santa Clara.

Ms. Valentine joined Intuit as General Counsel in September 1994. She has served as a Vice President of Intuit since August 1997 and as Corporate Secretary since April 1996. From November 1993 to September 1994, she was General Counsel of Macromedia, Inc., a multimedia software tools company. Ms. Valentine was General Counsel of GO Corporation, a pen-based computing software company, from September 1991 to November 1993. Ms. Valentine holds Bachelor of Arts degrees in finance and economics from the University of Illinois and a Juris Doctorate from the University of Chicago.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION FOR COMMON STOCK

Intuit's common stock began trading over the counter in March 1993 at the time of our initial public offering. It is quoted on the Nasdaq National Market under the symbol "INTU." The following table shows the range of high and low closing sale prices reported on the Nasdaq National Market for the periods indicated. Prices reflect inter-dealer prices without retail markup, markdown or commissions. The unpredictability of our quarter-to-quarter results may have a significant impact on our stock price. See MD&A, page 40.

                                                                  HIGH       LOW
                                                                 ------     ------
            FISCAL 1996
              First quarter....................................  $72.00     $40.63
              Second quarter...................................   87.00      53.25
              Third quarter....................................   67.63      43.00
              Fourth quarter...................................   55.50      33.50
            FISCAL 1997
              First quarter....................................  $40.50     $26.00
              Second quarter...................................   39.75      26.88
              Third quarter....................................   28.63      21.50
              Fourth quarter...................................   28.50      22.13

STOCKHOLDERS

As of September 30, 1997, we had approximately 1,000 record holders of our common stock, and about 31,000 beneficial holders.

DIVIDENDS

We have never paid any cash dividends on our common stock. We currently anticipate that we will retain all future earnings for use in our business, so we don't anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

To better understand the following financial information, investors should also read "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes. In August 1994, Intuit changed its fiscal year end to July 31 from September 30. Consequently, fiscal 1994 includes only ten months of operating results.

                               FIVE-YEAR SUMMARY

                                                          TEN MONTHS
                                          YEAR ENDED        ENDED
                                         SEPTEMBER 30,     JULY 31,          YEARS ENDED JULY 31,
 CONSOLIDATED STATEMENT OF OPERATIONS    -------------   ------------   ------------------------------
                 DATA                        1993            1994         1995       1996       1997
                                         -------------   ------------   --------   --------   --------
(IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenue............................    $ 132,792      $  210,376    $419,160   $538,608   $598,925
Income (loss) from continuing
  operations...........................        9,420        (183,974)    (44,296)   (14,355)    (2,932)
Net income (loss)......................        9,420        (183,974)    (44,296)   (20,699)    68,308
Income (loss) per share from continuing
  operations...........................         0.40           (5.34)      (1.07)     (0.32)     (0.06)
Net income (loss) per share............    $    0.40      $    (5.34)   $  (1.07)  $  (0.46)  $   1.44

                                                                           JULY 31,
                                         SEPTEMBER 30,   ---------------------------------------------
    CONSOLIDATED BALANCE SHEET DATA          1993            1994         1995       1996       1997
                                         -------------   ------------   --------   --------   --------
(IN THOUSANDS)
Cash, cash equivalents and short-term
  investments..........................    $  41,622      $   87,185    $197,775   $198,018   $205,099
Working capital........................       41,990          68,675     164,281    169,724    243,195
Total assets...........................       97,120         257,593     398,605    418,020    663,676
Long term obligations..................          689           3,715       8,770      5,583     36,444
Total stockholders' equity.............    $  54,896      $  183,872    $280,399   $299,235   $415,061

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See page 40, following the financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
      The following financial statements are filed as part of this Report:

                                                                                          PAGE
                                                                                          -----
      AUDITED FINANCIAL STATEMENTS
      Report of Ernst & Young LLP, independent auditors.................................    21
      Consolidated Balance Sheets as of July 31, 1996 and 1997..........................    22
      Consolidated Statements of Operations for the three years ended July 31, 1997.....    23
      Consolidated Statements of Stockholders' Equity for the three years ended July 31,
      1997..............................................................................    24
      Consolidated Statements of Cash Flows for the three years ended July 31, 1997.....    25
      Notes to Consolidated Financial Statements........................................    26

2.    INDEX TO FINANCIAL STATEMENT SCHEDULES

      The following financial statement schedule is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements:

    SCHEDULE                                                                               PAGE
    --------                                                                               -----
     II        Valuation and Qualifying Accounts for the three years ended July 31,
               1997......................................................................   39

3.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
      OPERATIONS........................................................................    40

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Intuit Inc.

We have audited the accompanying consolidated balance sheets of Intuit Inc. as of July 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 31, 1997. Our audits also included the financial statement schedule listed on the Index to Financial Statement Schedules on the preceding page. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intuit Inc. at July 31, 1996 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Palo Alto, California
August 25, 1997

                                  INTUIT INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                   JULY 31,          JULY 31,
               (IN THOUSANDS, EXCEPT PAR VALUE)                      1996              1997
                                                                   ---------         ---------
                                     ASSETS
Current assets:
  Cash and cash equivalents....................................    $  44,584         $  46,780
  Short-term investments.......................................      153,434           158,319
  Marketable securities........................................           --           190,800
  Accounts receivable, net of allowance for doubtful accounts
     of $4,951 and $4,499, respectively........................       49,473            42,190
  Inventories..................................................        4,448             3,295
  Prepaid expenses.............................................        9,269            13,393
  Deferred income taxes........................................       19,205                --
                                                                   ---------         ---------
     Total current assets......................................      280,413           454,777
Property and equipment, net....................................       95,611            83,404
Purchased intangibles, net.....................................       16,449            19,836
Goodwill, net..................................................       15,194            26,935
Long-term deferred income taxes................................        6,892                --
Investments....................................................           --            41,150
Restricted investments.........................................           --            34,766
Other assets...................................................        3,461             2,808
                                                                   ---------         ---------
Total assets...................................................    $ 418,020         $ 663,676
                                                                   =========         =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.............................................    $  33,972         $  35,688
  Accrued compensation and related liabilities.................       15,473            22,458
  Deferred revenue.............................................       18,974            22,732
  Income taxes payable.........................................           --             3,811
  Deferred income taxes........................................           --            27,310
  Other accrued liabilities....................................       42,270            99,583
                                                                   ---------         ---------
     Total current liabilities.................................      110,689           211,582
Long-term deferred income taxes................................        2,513               589
Long-term notes payable........................................        5,583            36,444
Commitments and contingencies
  Stockholders' equity:
     Preferred stock, $0.01 par value
       Authorized -- 3,000 shares
       Issued and outstanding -- none..........................           --                --
     Common stock, $0.01 par value
       Authorized -- 250,000 shares
       Issued and outstanding - 45,807 and 46,942 shares,
       respectively............................................          458               469
  Additional paid-in capital...................................      530,818           558,391
  Net unrealized gain on marketable securities.................           --            20,668
  Cumulative translation adjustment and other..................         (502)           (1,236)
  Accumulated deficit..........................................     (231,539)         (163,231)
                                                                   ---------         ---------
     Total stockholders' equity................................      299,235           415,061
                                                                   ---------         ---------
Total liabilities and stockholders' equity.....................    $ 418,020         $ 663,676
                                                                   =========         =========

                            See accompanying notes.

                                  INTUIT INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEARS ENDED JULY 31,
                                                             ----------------------------------
          (IN THOUSANDS, EXCEPT PER SHARE DATA)                1995         1996         1997
                                                             --------     --------     --------
Net revenue..............................................    $419,160     $538,608     $598,925
Costs and expenses:
  Cost of goods sold:
     Product.............................................     110,322      136,470      137,281
     Amortization of purchased software and other........      11,369        1,399        1,489
  Customer service and technical support.................      75,113      106,872      119,762
  Selling and marketing..................................     109,382      142,319      162,047
  Research and development...............................      57,332       75,558       93,018
  General and administrative.............................      26,437       33,153       37,460
  Charge for purchased research and development..........      52,471        8,043       11,009
  Other acquisition costs, including amortization of
     goodwill and purchased intangibles..................      41,775       40,570       26,543
  Restructuring costs....................................          --           --       10,356
                                                             --------     --------     --------
     Total costs and expenses............................     484,201      544,384      598,965
                                                             --------     --------     --------
     Loss from operations................................     (65,041)      (5,776)         (40)
Microsoft merger termination fee, net....................      41,293           --           --
Interest and other income and expense, net...............       3,748        7,646        9,849
                                                             --------     --------     --------
Income (loss) from continuing operations before income
  taxes..................................................     (20,000)       1,870        9,809
Provision for income taxes...............................      24,296       16,225       12,741
                                                             --------     --------     --------
Loss from continuing operations..........................     (44,296)     (14,355)      (2,932)
Loss from operations of discontinued operations, net of
  income tax benefit of $3,725...........................          --       (6,344)          --
Gain from sale of discontinued operations, net of income
  tax provision of $52,617...............................          --           --       71,240
                                                             --------     --------     --------
Net income (loss)........................................    $(44,296)    $(20,699)    $ 68,308
                                                             ========     ========     ========
Loss per share from continuing operations................    $  (1.07)    $  (0.32)    $  (0.06)
Loss per share from discontinued operations..............          --        (0.14)          --
Income per share from sale of discontinued operations....          --           --         1.50
                                                             --------     --------     --------
Net income (loss) per share..............................    $  (1.07)    $  (0.46)    $   1.44
                                                             ========     ========     ========
Shares used in computing net income (loss) per share.....      41,411       45,149       47,448
                                                             ========     ========     ========

                            See accompanying notes.

                                  INTUIT INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                            NET
                                                                        UNREALIZED    CUMULATIVE
                                       COMMON STOCK       ADDITIONAL      GAIN ON     TRANSLATION     EARNINGS          TOTAL
                                    -------------------     PAID-IN     MARKETABLE    ADJUSTMENT    (ACCUMULATED    STOCKHOLDERS'
      (DOLLARS IN THOUSANDS)          SHARES     AMOUNT     CAPITAL     SECURITIES     AND OTHER      DEFICIT)         EQUITY
                                    ----------   ------   -----------   -----------   -----------   -------------   -------------
Balance at July 31, 1994..........  39,121,512    $198      $350,462      $    --       $  (244)      $(166,544)       $183,872
Issuance of common stock pursuant
  to Parsons Technology Inc.
  acquisition.....................   1,799,464       9        33,022           --            --              --          33,031
Issuance of common stock pursuant
  to Personal News, Inc.
  acquisition.....................     216,982       1         7,202           --            --              --           7,203
Sale of common stock pursuant to
  secondary offering, net of
  issuance costs of $4,582........   2,200,000      11        80,107           --            --              --          80,118
Issuance of common stock upon
  exercise of options.............   1,178,950       6         6,908           --            --              --           6,914
Stock split.......................          --     220          (220)          --            --              --              --
Tax benefit from employee stock
  option transactions.............          --      --        13,217           --            --              --          13,217
Amortization of deferred
  compensation....................          --      --            --           --            33              --              33
Translation adjustment and
  other...........................          --      --            --           --           307              --             307
Net loss..........................          --      --            --           --            --         (44,296)        (44,296)
                                    ----------    ----      --------      -------       -------       ---------        --------
Balance at July 31, 1995..........  44,516,908     445       490,698           --            96        (210,840)        280,399
Issuance of common stock pursuant
  to Interactive Insurance
  Services acquisition............     169,181       2         8,431           --            --              --           8,433
Issuance of common stock upon
  exercise of options.............   1,120,847      11        12,824           --            --              --          12,835
Tax benefit from employee stock
  option transactions.............          --      --        18,865           --            --              --          18,865
Amortization of deferred
  compensation....................          --      --            --           --            29              --              29
Translation adjustment and
  other...........................          --      --            --           --          (627)             --            (627)
Net loss..........................          --      --            --           --            --         (20,699)        (20,699)
                                    ----------    ----      --------      -------       -------       ---------        --------
Balance at July 31, 1996..........  45,806,936     458       530,818           --          (502)       (231,539)        299,235
Issuance of common stock pursuant
  to GALT acquisition.............     212,053       2         8,709           --            --              --           8,711
Issuance of common stock upon
  exercise of options and other...     826,818       8         7,540           --            --              --           7,548
Issuance of common stock pursuant
  to Employee Stock Purchase
  Plan............................      96,301       1         1,877           --            --              --           1,878
Release of stock from escrow
  pursuant to Parsons Technology,
  Inc. acquisition................          --      --         2,743           --            --              --           2,743
Tax benefit from employee stock
  option transactions.............          --      --         6,704           --            --              --           6,704
Net unrealized gain on marketable
  securities......................          --      --            --       20,668            --              --          20,668
Translation adjustment and
  other...........................          --      --            --           --          (734)             --            (734)
Net income........................          --      --            --           --            --          68,308          68,308
                                    ----------    ----      --------      -------       -------       ---------        --------
Balance at July 31, 1997..........  46,942,108    $469      $558,391      $20,668       $(1,236)      $(163,231)       $415,061
                                    ==========    ====      ========      =======       =======       =========        ========

                            See accompanying notes.

                                  INTUIT INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                    YEARS ENDED JULY 31,
                                                              ---------------------------------
                       (IN THOUSANDS)                           1995        1996        1997
                                                              ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $ (44,296)  $ (20,699)  $  68,308
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Net gain on sale of discontinued operations............         --          --     (71,240)
     Discontinued operations loss offset against gain.......         --          --      (9,668)
     Charge for purchased research and development..........     52,471       8,043      11,009
     Amortization of goodwill and other purchased
       intangibles..........................................     51,544      44,502      29,715
     Depreciation...........................................     12,890      23,853      28,952
     Changes in assets and liabilities:
       Accounts receivable..................................    (23,781)    (10,498)      7,482
       Inventories..........................................     (3,108)      2,128       1,445
       Prepaid expenses.....................................      4,269      (4,817)     (4,090)
       Deferred income tax assets and liabilities...........    (16,536)     (1,989)    (14,501)
       Accounts payable.....................................      4,543      12,281         (26)
       Accrued compensation and related liabilities.........      6,010          47       6,441
       Deferred revenue.....................................        118       9,723          58
       Accrued acquisition liabilities......................     (5,074)     (5,733)      1,445
       Other accrued liabilities............................     15,586      (4,624)     22,931
       Income taxes payable.................................     22,842       9,258       2,888
                                                              ---------   ---------   ---------
          Net cash provided by operating activities.........     77,478      61,475      81,149
                                                              ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment........................    (33,087)    (69,321)    (27,597)
  Sale of marketable securities.............................         --          --      29,500
  Cash transferred for acquisitions and dispositions, net of
     cash acquired..........................................    (26,323)         40     (34,224)
  (Increase) decrease in other assets.......................      1,024      (1,628)       (970)
  Purchase of short-term investments........................   (144,651)   (197,003)   (258,892)
  Liquidation and maturity of short-term investments........     87,515     165,046     215,338
  Purchase of long-term investments.........................         --          --     (41,150)
                                                              ---------   ---------   ---------
          Net cash used in investing activities.............   (115,522)   (102,866)   (117,995)
                                                              ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt..................      5,211          --      30,277
  Principal payments on long-term debt......................       (727)     (3,187)       (661)
  Net proceeds from issuance of common stock................     87,015      12,864       9,426
                                                              ---------   ---------   ---------
          Net cash provided by financing activities.........     91,499       9,677      39,042
                                                              ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents........     53,455     (31,714)      2,196
Cash and cash equivalents at beginning of period............     22,843      76,298      44,584
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of period..................  $  76,298   $  44,584   $  46,780
                                                              =========   =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid.............................................  $     232   $     305   $     652
                                                              =========   =========   =========
  Income taxes paid.........................................  $  14,468   $   5,791   $  31,906
                                                              =========   =========   =========

                            See accompanying notes.

                                  INTUIT INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Intuit Inc. ("Intuit" or the "Company") is a leading developer of small business accounting, tax preparation and consumer finance software. Intuit develops, markets and supports software products and services that enable individuals, professionals and small businesses to automate commonly performed financial tasks and better organize, understand, manage and plan their financial lives. Principal products include small business accounting software, personal and professional tax preparation software, consumer finance and Internet-based products and services and financial supplies, such as invoice forms and checks, for use with certain of Intuit's products. Intuit markets its products through distributors and retailers and by direct sales to OEMs (Original Equipment Manufacturers) and individual users. Intuit's customers are located primarily in North America, Europe and Asia.

Principles of Consolidation

The consolidated financial statements include the accounts of Intuit and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Net Revenue

Revenue is generally recognized at the time of shipment, net of allowances for estimated future returns and for excess quantities in distribution channels, provided that no significant vendor obligations exist and collections of accounts receivable are probable. Reserves are provided for quantities of current product versions that are considered excess and for inventories of all previous versions of products at the time new product versions are introduced. Advance payments are recorded as deferred revenue until the products are shipped or services are provided. Rebate costs are provided at the time revenue is recognized. Intuit provides warranty reserves for the estimated cost of replacing defective products at the time revenue is recognized.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended July 31, 1995, 1996 and 1997 was approximately $21.1 million, $24.6 million and $35.3 million, respectively.

Cash, Cash Equivalents, Short-Term Investments and Marketable Securities

Intuit considers all highly liquid investments purchased with a maturity of three months or less at date of acquisition to be cash equivalents. Both cash equivalents and short-term investments are considered available-for-sale securities and are carried at amortized cost which approximates fair value. The following is a summary of the estimated fair value of cash, cash equivalents and short-term investments:

                                                                 JULY 31,     JULY 31,
                            (IN THOUSANDS)                         1996         1997
                                                                 --------     --------
        Cash and cash equivalents:
          Cash.................................................  $ 18,732     $ 20,188
          Money market funds...................................    10,767        3,369
          Commercial paper.....................................     3,786        4,292
          Corporate notes......................................     1,000           --
          Municipal bonds......................................    10,299           --
          U.S. Government securities...........................        --       18,931
                                                                 --------     --------
                                                                 $ 44,584     $ 46,780
                                                                 ========     ========
        Short-term investments:
          Certificates of deposit..............................  $ 10,003     $  5,075
          Commercial paper.....................................    10,080           --
          Corporate notes......................................    14,875       37,811
          Municipal bonds......................................    67,188      140,245
          U.S. Government securities...........................    51,288        9,954
          Restricted short-term investments....................        --      (34,766)
                                                                 --------     --------
                                                                 $153,434     $158,319
                                                                 ========     ========

At July 31, 1997, Intuit held marketable securities in Checkfree Corporation ("Checkfree") with a cost of $156.4 million and a fair value of $190.8 million. These securities are carried at fair value and unrealized gains and losses, net of tax, are included in stockholders' equity. As of July 31, 1997, there was a gross unrealized gain of $34.4 million before a tax provision of $13.8 million. Marketable securities in Checkfree were obtained as a result of Intuit's sale of its online banking and bill payment transaction processing business to Checkfree in January 1997. For more information on this sale, see Note 3 of Notes to Consolidated Financial Statements. No marketable securities were held at July 31, 1996. For information on Intuit's investment in Excite, Inc. ("Excite"), see
Note 4 of Notes to Consolidated Financial Statements. For information about restricted short-term investments, see Note 7 of Notes to Consolidated Financial Statements.

Realized gains and losses on sales of each type of security for the years ended July 31, 1996 and 1997 were immaterial.

The estimated fair value of cash equivalents and short-term investments by contractual maturity is as follows:

                                                                 JULY 31,     JULY 31,
                            (IN THOUSANDS)                         1996         1997
                                                                 --------     --------
        Due within one year....................................  $169,573     $155,832
        Due after one year.....................................     9,713       63,845
        Restricted short-term investments......................        --      (34,766)
                                                                 --------     --------
                                                                 $179,286     $184,911
                                                                 ========     ========

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist primarily of materials used in software products and related supplies and packaging materials.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from 3 to 30 years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives or remaining lease terms. Property and equipment consist of the following:

                                                                 JULY 31,     JULY 31,
                            (IN THOUSANDS)                         1996         1997
                                                                 --------     --------
        Machinery and equipment................................  $ 97,300     $102,241
        Furniture and fixtures.................................    17,173       17,739
        Leasehold improvements.................................    18,634       18,659
        Land and buildings.....................................    12,588       15,365
                                                                 --------     --------
                                                                  145,695      154,004
        Less accumulated depreciation and amortization.........   (50,084)     (70,600)
                                                                 --------     --------
                                                                 $ 95,611     $ 83,404
                                                                 ========     ========

Goodwill and Intangible Assets

The excess cost over the fair value of net assets acquired (goodwill) is generally amortized on a straight-line basis over periods not exceeding 3 years. The cost of identified intangibles is generally amortized on a straight-line basis over periods from 1 to 10 years. The carrying value of goodwill and intangible assets is reviewed on a regular basis for the existence of facts or circumstances, both internal and external, that may suggest impairment. To date no such impairment has been indicated. Should there be an impairment in the future, Intuit will measure the amount of the impairment based on undiscounted expected future cash flows from the impaired assets. The cash flow estimates that will be used will reflect management's best estimates, using appropriate and customary assumptions and projections at the time. Components of intangible assets are as follows:

                                                                        NET BALANCE AT
                                                    LIFE IN     -------------------------------
                    (IN THOUSANDS)                   YEARS      JULY 31, 1996     JULY 31, 1997
                                                    -------     -------------     -------------
    Goodwill......................................    3            $15,194           $26,935
    Customer lists................................   3-5             6,952             3,144
    Covenant not to compete.......................   4-5             4,248             2,125
    Purchased technology..........................   1-5               857             7,517
    Other intangibles.............................   1-10            4,392             7,050

Other intangibles include items such as trade names, logos and other identified intangible assets. The balances presented above are net of total accumulated amortization of $125.1 million and $147.1 million at July 31, 1996 and 1997, respectively.

Concentration of Credit Risk

Intuit's product revenues are concentrated in the personal computer software industry which is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies, could adversely affect Intuit's operating results.

Financial investments that potentially subject Intuit to concentration of credit and/or valuation risk consist principally of short-term investments, marketable securities and trade accounts receivable. Intuit holds shares of Checkfree common stock as marketable securities, representing approximately 19.5% of Checkfree's outstanding common stock at July 31, 1997. Intuit also holds approximately 19% of Excite's outstanding common stock as of July 31, 1997. The ability to dispose of both the Checkfree and Excite stock is restricted by volume trading limitations and other contractual arrangements. The Excite shares are subject to greater restrictions than the Checkfree shares and are therefore currently accounted for as a long-term investment, rather than as marketable securities. Subsequent declines in fair value below cost that are deemed to be other than temporary will be reported in earnings. Intuit's remaining investment portfolio is diversified and generally consists of short-term investment grade securities. The credit risk in Intuit's accounts receivable is mitigated by the fact that Intuit performs ongoing credit evaluations of its customers' financial condition and that accounts receivable are primarily derived from customers in North America. Generally, no collateral is required. Intuit maintains reserves for estimated credit losses and such losses have historically been within management's expectations.

Income (Loss) Per Share

Income (loss) per share has been computed using the weighted average number of common and dilutive common equivalent shares outstanding during each period. Dilutive common equivalent shares consist of stock options calculated using the treasury method. As discussed in Note 8, all share and per share data in the Financial Statements and notes thereto have been adjusted retroactively to give effect to Intuit's two-for-one stock split in August 1995.

Foreign Currency

Gains and losses from the translation of foreign subsidiaries' financial statements are reported as a separate component of stockholders' equity. Net gains and losses resulting from foreign exchange transactions were immaterial in all periods presented.

Recent Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 128, "Earnings per Share" ("FAS 128"), which will require a change in the method used to compute earnings per share and the restatement of all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact would have resulted in an increase in primary earnings per share for the year ended July 31, 1997 of $0.03 per share. There would have been no effect on primary earnings per share for the years ended July 31, 1996 or 1995. Intuit has not yet determined what the impact of FAS 128 will be on the calculation of fully diluted earnings per share. The disclosure requirements of FAS 128 will be effective for Intuit's 1998 fiscal year.

In June 1997, Financial Accounting Standard 130, "Reporting Comprehensive Income" ("FAS 130"), was issued and is effective for fiscal years commencing after December 15, 1997. Intuit will comply with the requirements of FAS 130 in fiscal year 1999.

In June 1997, Financial Accounting Standard 131, "Disclosures About Segments of an Enterprise and Related Information" ("FAS 131"), was issued and is effective for fiscal years commencing after December 15, 1997. Intuit will comply with the requirements of FAS 131 in fiscal year 1999.

2. ACQUISITIONS

In September 1994, Intuit completed its acquisition of Parsons Technology, Inc. ("Parsons"), which was treated as a purchase for accounting purposes. Under the terms of the agreement, Intuit paid approximately $28.8 million in cash, issued approximately 1,800,000 shares of Intuit's common stock to Parsons' stockholders at the date of the acquisition and allocated 138,038 shares of common stock to be paid for certain non-competition agreements. In the first quarter of fiscal 1996, Intuit paid an additional $2.7 million in cash as deferred consideration. The total purchase price was approximately $67.3 million. In connection with the acquisition, the following amounts were allocated to intangible assets: $44.0 million to in-process research and development, $14.0 million to intangible assets and $9.9 million to goodwill. Intuit sold Parsons on August 7, 1997. See
Note 15.

In June 1995, Intuit completed its acquisition of Personal News Inc., a developer of technology to provide online investment research data. The acquisition, which was accounted for as a purchase, had an aggregate purchase price of approximately $10.4 million in common stock and acquisition costs. Of the purchase price, $8.5 million was allocated to in-process research and development, $183,000 to identified intangible assets and $166,000 to goodwill. The amount of the purchase price allocated to in-process research and development was charged to Intuit's operations at the time of the acquisition. In addition to the in-process research and development charge, Intuit incurred acquisition-related charges of $1.6 million in fiscal 1995 related to the termination of a conflicting license agreement.

In January 1996, Intuit completed its acquisition of Milkyway KK, a provider of PC-based financial software in Japan. In February 1997, Milkyway KK's name was changed to Intuit KK. The acquisition was treated as a pooling of interests for accounting purposes. In addition to the issuance of 650,000 shares of Intuit common stock, Intuit recorded acquisition related expenses of $0.6 million. The accompanying Consolidated Financial Statements are presented on a combined basis for all periods.

The following information shows revenue and net income (loss) of Intuit and Milkyway during the periods preceding the combination:

                                                              YEAR ENDED       PERIOD ENDED
                                                               JULY 31,         JANUARY 2,
                          (IN THOUSANDS)                         1995              1996
                                                             -------------     ------------
        Net revenue:
          Intuit...........................................     $395,729         $164,696
          Milkyway.........................................       23,431           14,510
                                                                --------         --------
                                                                $419,160         $179,206
                                                                ========         ========
        Net income (loss):
          Intuit...........................................     $(45,363)        $(34,037)
          Milkyway.........................................        1,067            1,312
                                                                --------         --------
                                                                $(44,296)        $(32,725)
                                                                ========         ========

In June 1996, Intuit completed its acquisition of Interactive Insurance Services Corp. ("IIS"), a developer of an Internet-based system designed to allow consumers to obtain term life insurance information and quotes from participating national insurance carriers via the World Wide Web. The acquisition, which was treated as a purchase for accounting purposes, had a purchase price of approximately $9.0 million. Under the terms of the acquisition agreement, Intuit issued 169,181 shares of Intuit common stock and options to purchase 3,255 shares of Intuit common stock to IIS stock and option holders, respectively, at the date of acquisition. Approximately $8.0 million of in-process research and development arising from the IIS acquisition was expensed in the quarter ended July 31, 1996.

In September 1996, Intuit completed its acquisition of GALT Technologies, Inc. ("GALT"), a provider of mutual fund information on the World Wide Web. The acquisition was treated as a purchase for accounting purposes. Under the terms of the acquisition agreement, Intuit issued 212,053 shares of Intuit common stock and options to purchase approximately 33,686 shares of Intuit common stock to GALT stock and option holders, respectively, at the date of acquisition. Of the purchase price of $14.6 million, approximately $8.5 million was allocated to identified intangible assets and goodwill, which will be amortized over a period not to exceed three years. Approximately $4.9 million of in-process research and development was expensed in the quarter ended October 31, 1996. GALT was merged into Intuit effective July 31, 1997.

The following information shows the pro forma net revenue, net loss and net loss per share of Intuit and GALT combined as if the acquisition had taken place as of the beginning of fiscal 1996:

                                                                      YEAR ENDED
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)             JULY 31, 1996
                                                                 ---------------------
            Net revenue........................................        $ 539,447
            Net loss...........................................          (27,721)
            Net loss per share.................................        $   (0.61)

The above pro forma results of operations for the year ended July 31, 1996 reflect a charge for in-process research and development of $4.9 million and the amortization of intangible assets related to the GALT acquisition. Pro forma information for the year ended July 31, 1997 is not shown as it is not materially different from that presented in Intuit's statement of operations.

In February 1997, Intuit's French subsidiary completed its acquisition of Somma France S.A.R.L. ("Somma"), a French small business accounting software company, for a purchase price of approximately $2.3 million. In addition, assumed liabilities were $0.8 million. The cash acquisition was treated as a purchase for accounting purposes. Approximately $2.5 million was allocated to identified intangible assets and goodwill, which will be amortized over a period not to exceed three years. Pro forma information for Somma has not been presented due to immateriality.

In March 1997, Intuit KK, a wholly owned subsidiary of Intuit, completed its acquisition of Nihon Micom Co. Ltd. ("Nihon Micom"), a Japanese small business accounting software company, for cash. The acquisition was treated as a purchase for accounting purposes. The purchase price of the acquisition was approximately $39.9 million. In addition, liabilities of approximately $9.6 million were assumed. Approximately $32.8 million was allocated to identified intangible assets and goodwill, which will be amortized over a period not to exceed three years. An in-process research and development charge of $6.1 million was expensed in the quarter ended April 30, 1997. Under the terms of the agreement, Intuit issued options to purchase 89,170 shares of Intuit common stock to employees of Nihon Micom on the date of acquisition. Pro forma information for Nihon Micom has not been presented due to immateriality.

Consistent with the guidelines established by Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," for each acquisition accounted for as a purchase, Intuit determined the amounts allocated to developed and in-process research and development based on whether technological feasibility had been achieved and whether there was an alternative future use for the technology. Due to the absence of detailed program designs, evidence of technological feasibility was established through the existence of a completed working model at which point functions, features and technical performance requirements can be demonstrated. As of the respective dates of the acquisitions, Intuit concluded that the in-process research and development had no alternative future use after taking into consideration the potential for usage of the software in different products, resale of the software and internal usage.

3. DISCONTINUED OPERATIONS AND DIVESTITURES

On January 27, 1997, Intuit completed the sale of its online banking and bill payment transaction processing subsidiary, Intuit Services Corporation ("ISC"), to Checkfree in exchange for 12.6 million shares of Checkfree common stock. The closing price of Checkfree common stock was $14.75 per share on January 24, 1997, the last business day prior to closing. As a result of the divestiture, Intuit recorded a gain on sale of discontinued operations of $71.2 million, net of tax, in the quarter ended January 31, 1997. This gain has been recorded net of certain contingent items relating to the divested business. In addition to this gain, Intuit recorded $10 million of net revenue in January 1997, reflecting a service and license fee received from Checkfree for providing connectivity between Intuit's Quicken software and Checkfree's processing services. In February 1997, Intuit sold two million shares of the acquired Checkfree common stock, reducing its investment in Checkfree to approximately 19.6% of the resulting 54.2 million shares of Checkfree common stock outstanding following consummation of the transaction.

The divested online banking and bill payment business of ISC has been accounted for as a discontinued operation and, accordingly, its operating results have been segregated for fiscal 1996. Revenue and net loss from discontinued operations were $14.3 million and $6.3 million, respectively, for the fiscal year ended 1996. Segregated operating results for the year ended July 31, 1995 have not been presented due to immateriality. Operating results for discontinued operations for the period beginning August 1, 1996 until the close of the sale on January 27, 1997 were deferred. These losses were approximately $5.8 million, net of a tax benefit of approximately $3.9 million, and were netted against the gain on sale of discontinued operations.

4. INVESTMENTS

In June 1997, Intuit purchased 2.9 million shares of Excite, Inc. common stock for $13.50 per share, or approximately $39.2 million. The shares represented approximately 19% of Excite's outstanding common stock after the transaction. Based on terms in the agreement, Intuit may not sell any shares until

December 1998, and sales after December 1998 are restricted. Intuit is currently using the cost method to account for its investment. As resale restrictions lapse over time, unrestricted shares will be accounted for as marketable securities.

5. OTHER ACCRUED LIABILITIES

                                                                   JULY 31,     JULY 31,
                             (IN THOUSANDS)                          1996         1997
                                                                   --------     --------
        Reserve for returns and exchanges........................  $ 24,203     $ 36,310
        Acquisition and disposition related items................     3,677       38,866
        Rebates..................................................     2,787        2,876
        Post-contract customer support...........................     3,500        4,233
        Other accruals...........................................     8,103       17,298
                                                                   --------     --------
                                                                   $ 42,270     $ 99,583
                                                                   ========     ========

6. RESTRUCTURING COSTS

In fiscal 1997, Intuit decided to restructure its U.S. technical support operations. Intuit is closing its technical support facility in Rio Rancho, New Mexico and consolidating the operations of that facility within its Tucson, Arizona technical support location. Intuit also announced in fiscal 1997 that it would reorganize its European region to consolidate management operations for its core European markets in its German headquarters in Munich and to outsource all European customer service, technical support, manufacturing and order fulfillment functions to third party vendors. As a result of these actions and concurrent staff reductions in Northern California, Intuit's worldwide workforce is being reduced by approximately 270 employees, or approximately 9%, and Intuit incurred $10.4 million in restructuring charges, consisting of approximately $5.4 million for severance costs and approximately $5.0 million for facility commitments and fixed assets in buildings to be vacated as part of the restructuring. At July 31, 1997, Intuit has approximately $9.1 million of accrued restructuring costs, representing estimated severance costs and facility payments to be paid in fiscal 1998.

7. NOTES PAYABLE AND COMMITMENTS

Notes Payable

In March 1995, Intuit entered into a 20-year loan for $4.0 million for its technical support site in New Mexico. This property is expected to be disposed of in fiscal 1998. The interest rate is variable with a maximum rate of 10%. At July 31, 1997, the interest rate was 8.25%. The fair value of the loan approximates cost, as the interest rate on the borrowings is adjusted periodically to reflect market rates.

In March 1997, Intuit's Japanese subsidiary, Intuit KK, entered into a three year loan agreement with Japanese banks for approximately $30.3 million used to fund its acquisition of Nihon Micom. The interest rate is variable based on the Tokyo interbank offered rate ("TIBOR") or the short-term prime rate offered in Japan. At July 31, 1997, the interest rate was approximately 0.9%. The fair value of the loan approximates cost as the interest rate on the borrowings is adjusted periodically to reflect market rates (which are currently significantly lower in Japan than in the United States). The agreement calls for interest only payments until maturity. The loan is guaranteed by Intuit and Intuit has pledged approximately $34.8 million, or 110% of the loan balance, of short-term investments to be restricted as security for the borrowings at July 31, 1997.

Leases

Intuit leases its office facilities and some equipment under various operating lease agreements. The leases provide for annual rent increases up to 10%. Annual minimum commitments under these leases are as follows:

            YEARS ENDING JULY 31,                                       COMMITMENTS
            ---------------------                                     --------------
            (IN THOUSANDS)
            1998...................................................     $ 11,218
            1999...................................................       10,651
            2000...................................................       10,478
            2001...................................................        9,182
            2002...................................................        9,243
            Thereafter.............................................       21,704
                                                                        --------
                                                                        $ 72,476
                                                                        ========

Total rent expense for the years ended July 31, 1995, 1996 and 1997 was approximately $7.6 million, $9.2 million and $10.1 million, respectively.

8. STOCKHOLDERS' EQUITY

Stock Option Plans

On January 31, 1993, Intuit adopted the 1993 Equity Incentive Plan (the "1993 Plan"), which authorizes the granting of incentive and non-qualified stock options, restricted stock awards and stock bonuses to employees, directors, consultants, and independent contractors of and advisors to Intuit. Exercisability, option price and other terms are determined by the Board of Directors, but the option price is generally not less than the fair market value of the stock at the date of grant. The options have a ten-year term and generally become exercisable over a four-year period. Options assumed in the acquisition of ISC were assumed under the 1993 Plan.

On October 7, 1996, Intuit adopted the 1996 Directors Stock Option Plan, which authorizes the granting of non-qualified stock options to non-employee directors of Intuit. Options are granted based on a formula prescribed by the plan at a price equal to the fair market value of the shares at the time the option is granted. The options have a ten-year term and become exercisable over a four-year period.

In addition, Intuit has several discontinued option plans pursuant to which there are still outstanding options, including option plans which were assumed by Intuit on December 12, 1993 in connection with Intuit's acquisition of ChipSoft, Inc. The options have a seven-year term and generally become exercisable over a five-year period. A summary of activity under all option plans is as follows:

                                                          OPTIONS OUTSTANDING
                                          SHARES     ------------------------------   WEIGHTED AVERAGE
                                        AVAILABLE    NUMBER OF         PRICE PER       EXERCISE PRICE
                                        FOR GRANT      SHARES            SHARE           PER SHARE
                                        ----------   ----------     ---------------   ----------------
Balance at July 31, 1994..............   1,247,948    4,715,460     $ 0.05 - $23.50        $ 8.90
Additional shares authorized..........   5,000,000
  Options granted.....................  (3,114,974)   3,114,974     $19.75 - $43.13        $28.18
  Options exercised...................          --   (1,178,950)    $ 0.05 - $31.00        $ 4.84
  Options canceled or expired.........     291,396     (388,118)    $ 0.45 - $43.13        $17.46
                                        ----------   ----------
Balance at July 31, 1995..............   3,424,370    6,263,366     $ 0.05 - $43.13        $18.20
  Options assumed from the IIS
     acquisition......................      (3,255)       3,255     $ 0.44 - $ 8.30        $ 7.62
  Options granted.....................  (2,001,495)   2,001,495     $35.00 - $84.00        $50.54
  Options exercised...................          --   (1,120,847)    $ 0.05 - $56.63        $11.98
  Options canceled or expired.........     548,853     (581,296)    $ 3.00 - $84.00        $34.01
                                        ----------   ----------
Balance at July 31, 1996..............   1,968,473    6,565,973     $ 0.05 - $84.00        $27.74
GALT Plan options registered..........      33,686
Options assumed from the GALT
  acquisition.........................     (33,686)      33,686     $ 2.27 - $37.37        $23.37
Additional shares authorized..........   3,120,000
Options granted outside of option
  plans...............................          --      112,006     $21.88 - $84.00        $33.10
  Options granted.....................  (4,388,187)   4,388,187     $21.75 - $38.00        $27.74
  Options exercised...................          --     (826,783)    $ 0.05 - $57.63        $ 9.44
  Options canceled or expired.........   1,240,207   (1,324,967)    $ 2.27 - $84.00        $29.65
                                        ----------   ----------
Balance at July 31, 1997..............   1,940,493    8,948,102     $ 0.05 - $84.00        $22.61
                                        ==========   ==========

At July 31, 1995, 1996 and 1997, options under the various plans for 1,480,588, 1,894,320 and 1,931,019 shares, respectively, were exercisable. At July 31, 1997, 1,880,493 shares were available for grant under the 1993 Plan and 60,000 shares were available for grant under the 1996 Directors Stock Option Plan.

On May 22, 1995, all non-officer employee grants of stock options under Intuit's 1993 Equity Incentive Plan issued between the date the proposed merger with Microsoft Corporation was announced (October 13, 1994) and the date of termination of the merger agreement (May 19, 1995) were repriced (a total of 928,150 options) to reflect an exercise price of $31.00, the fair market value on the date of repricing.

On September 18, 1996, 1,787,746 options were repriced to reflect an exercise price of $32.75, the fair market value on the date of repricing. As a condition of the repricing, employees agreed that options which were repriced would not be exercisable, even if vested, until September 17, 1997. Officers at the level of senior vice president and above were not eligible for the repricing.

On March 27, 1997, 3,151,445 options were repriced to reflect an exercise price of $23.75, the fair market value on the date of repricing. As a condition of the repricing, employees agreed that options which were repriced would not be exercisable, even if vested, until March 27, 1998. On June 30, 1997, 177,600 options held by employees of a Japanese subsidiary were also repriced to $23.75. These were not repriced on March 27, 1997 because of filings required to meet Japanese securities laws prior to repricing these options. There are no exercise restrictions on these 177,600 repriced options. Officers at the level of senior vice president and above were not eligible for the repricing.

Stock Split

On July 20, 1995, Intuit's Board of Directors authorized a two-for-one stock split effected in the form of a 100% stock dividend distributed on August 21, 1995 to stockholders of record on August 4, 1995. All references in the financial statements to number of shares, per share amounts, stock option data, and market prices of Intuit's common stock have been restated to reflect this stock split.

Employee Stock Purchase Plan

In October 1996, Intuit adopted an Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code and reserved 300,000 shares of common stock for issuance under the plan. Eligible employees may purchase Intuit's stock at 85% of fair market value at the beginning or end of the six-month offering period, whichever is less. In June 1997, 96,301 shares were purchased by employees enrolled in the plan.

Stock-Based Compensation

Intuit follows Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," in accounting for its stock-based compensation. Under this opinion, Intuit is not required to record any compensation expense when stock options are granted to employees, provided the exercise price of the options is not less than the fair market value of the stock when the option is granted. In October 1995, the Financial Accounting Standards Board issued Statement 123, "Accounting for Stock Based Compensation" ("FAS 123"). This statement provides an alternative, optional method of accounting for stock-based compensation that involves reflecting a compensation expense when an option is granted. FAS 123 also requires companies that continue to account for stock-based compensation under Accounting Principles Board Opinion 25 to provide pro forma net income
(loss) and net income (loss) per share information showing what the impact would have been if the company had adopted the alternative accounting method described in FAS 123 for options and other stock based compensation awards granted after December 31, 1994. The pro forma impact of applying FAS 123 in fiscal 1996 and 1997 is not likely to be representative of the pro forma impact in future years.

Intuit has elected to use the Black-Scholes model to estimate the fair value of options granted. This valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Intuit's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its employee stock options. Inputs used for the valuation model are as follows:

                                                                              EMPLOYEE STOCK
                                                     OPTIONS                   PURCHASE PLAN
                                         -------------------------------     -----------------
                                             1996              1997          1996        1997
                                         -------------     -------------     -----       -----
    Expected life (years)..............   1.33 - 4.61       1.17 - 4.61         --        0.50
    Expected volatility................      0.60%             0.60%            --        0.60%
    Risk-free interest rate............  4.83% - 6.92%     5.50% - 6.88%        --        5.61%

Intuit's pro forma net income (loss) and net income (loss) per share information is as follows:

                                                                  YEAR ENDED JULY 31,
                                                                  --------------------
                 (IN THOUSANDS, EXCEPT PER SHARE DATA)              1996        1997
                                                                  --------     -------
        Net income (loss)
          As reported...........................................  $(20,699)    $68,308
          Pro forma.............................................  $(27,638)    $46,409
        Net income (loss) per share
          As reported...........................................  $  (0.46)    $  1.44
          Pro forma.............................................  $  (0.61)    $  0.97

The weighted average fair value of options granted during fiscal 1996 was approximately $23.19 per share. The weighted average fair value of new options granted in fiscal 1997 was approximately $11.99 per share.

The following table summarizes information about stock options outstanding at July 31, 1997:

                                     OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                    ------------------------------------------------------     ----------------------------
                                    WEIGHTED AVERAGE           WEIGHTED
                                  REMAINING CONTRACTUAL        AVERAGE                          AVERAGE
 EXERCISE PRICE      NUMBER           LIFE (YEARS)          EXERCISE PRICE      NUMBER       EXERCISE PRICE
----------------    ---------     ---------------------     --------------     ---------     --------------
$ 0.05 - $15.94     1,391,117              4.79                 $11.20         1,129,289         $10.51
$16.00 - $21.88     1,452,393              7.62                 $21.24           385,738         $20.54
$22.63 - $23.50       499,436              9.49                 $22.98            28,794         $23.03
$23.75 - $23.75     3,241,956              8.60                 $23.75            91,878         $23.75
$23.94 - $23.94        50,000              9.79                 $23.94                 0         $ 0.00
$24.50 - $24.50     1,166,205              9.88                 $24.50           216,666         $24.50
$25.00 - $33.25       896,612              9.08                 $29.69            62,222         $31.12
$34.50 - $84.00       250,383              8.55                 $43.49            16,432         $44.51
---------------     ---------              ----                 ------         ---------         ------
$ 0.05 - $84.00     8,948,102              8.11                 $22.58         1,931,019         $15.80
===============     =========              ====                 ======         =========         ======

9. PROFIT-SHARING AND BENEFIT PLANS

Profit-Sharing Plans

Intuit maintains profit-sharing plans for full-time employees. Amounts provided are determined pursuant to criteria established by the Compensation Committee of the Board of Directors. Profit-sharing expense for fiscal 1995, 1996 and 1997 was approximately $5.0 million, $1.4 million and $4.2 million, respectively.

Benefit Plans

At July 31, 1997, Intuit maintained two 401(k) retirement savings plans for its full-time employees. Each participant may elect to contribute from 1% to 15% of his or her annual salary to the plan, subject to IRS limitations. Intuit matches a portion of employee contributions to a maximum amount per employee per year. As of July 31, 1997, employee contributions were matched at 25%, up to $1,000, but these matching amounts are subject to change. Matching contributions were approximately $.3 million and $1.6 million respectively for the years ended July 31, 1996 and 1997.

10. INCOME TAXES

The components of the provision for income taxes consist of the following:

                                                                 YEAR ENDED JULY 31,
                                                          ----------------------------------
                      (IN THOUSANDS)                        1995        1996         1997
                                                          --------     --------    ---------
    Current:
      Federal.........................................    $ 31,899     $ 15,732     $ 29,117
      State...........................................       7,157        3,116        5,843
      Foreign.........................................       1,583        1,302          651
                                                          --------     --------     --------
                                                            40,639       20,150       35,611
    Deferred:
      Federal.........................................     (13,638)      (3,378)     (18,144)
      State...........................................      (2,705)        (547)      (4,726)
                                                          --------     --------     --------
                                                           (16,343)      (3,925)     (22,870)
                                                          --------     --------     --------
    Total.............................................    $ 24,296     $ 16,225     $ 12,741
                                                          ========     ========     ========

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income/(loss) before income taxes. The sources and tax effects of the differences are as follows:

                                                                 YEAR ENDED JULY 31,
                                                           --------------------------------
                      (IN THOUSANDS)                         1995         1996        1997
                                                           --------     -------     -------
    Income (loss) before income taxes..................    $(20,000)    $ 1,870     $ 9,809
                                                           ========     =======     =======
    Statutory federal income tax at 35%................    $ (7,000)    $   654     $ 3,433
    State income tax, net of federal benefit...........       2,950       1,670         785
    Federal research and experimental credits..........      (1,000)         --      (4,100)
    Non-deductible merger related charges..............      29,742      13,531      10,637
    Tax exempt interest................................        (630)     (1,400)     (1,633)
    Foreign losses.....................................          --          --       3,533
    Other, net.........................................         234       1,770          86
                                                           --------     -------     -------
    Total..............................................    $ 24,296     $16,225     $12,741
                                                           ========     =======     =======

The current federal and state provisions do not reflect the tax savings resulting from deductions associated with Intuit's various stock option plans. This savings was approximately $13.2 million in fiscal 1995, $18.9 million in fiscal 1996 and $6.7 million in fiscal 1997. These amounts were credited to stockholders' equity.

Significant components of Intuit's deferred tax assets and liabilities for federal, state and foreign income taxes are as follows:


                                                                 JULY 31,     JULY 31,
                            (IN THOUSANDS)                         1996         1997
                                                                 --------     --------
        Deferred tax assets:
          Accruals and reserves not currently deductible......   $ 20,317     $ 27,275
          Deferred foreign taxes..............................      1,641        4,247
          State income taxes..................................      1,390        1,742
          Merger charges......................................      2,458          439
          Restructuring charges...............................         --        2,165
          Fixed asset adjustments.............................         --        6,903
          Other, net..........................................        576        2,353
                                                                 --------     --------
             Total deferred tax assets........................     26,382       45,124
        Deferred tax liabilities:
          Deferred gain on discontinued operations............         --       54,993
          Unrealized gain on marketable securities............         --       13,782
          Fixed asset adjustments.............................        285           --
          Merger charges......................................      2,513           --
                                                                 --------     --------
             Total deferred tax liabilities...................      2,798       68,775
                                                                 --------     --------
        Total net deferred tax assets (liabilities)...........     23,584      (23,651)
          Valuation reserve due to foreign losses.............         --       (4,248)
                                                                 --------     --------
        Total net deferred tax assets (liabilities), net of
          valuation reserve...................................   $ 23,584     $(27,899)
                                                                 ========     ========

11. SIGNIFICANT CUSTOMER INFORMATION

One distributor accounted for 12% of net revenue in fiscal 1995, 13% of net revenue in fiscal 1996 and 14% of net revenue in fiscal 1997.

12. MICROSOFT MERGER TERMINATION

On October 13, 1994, Intuit announced a proposed merger agreement with Microsoft, which was subsequently terminated on May 20, 1995. The proposed merger had been opposed in a lawsuit brought by the U.S. Department of Justice, and the two companies were unable to agree to pursue the litigation. In the fourth quarter of fiscal 1995, Intuit received a $46.3 million termination fee from Microsoft ($41.3 million net of related expenses). The after-tax benefit to Intuit was approximately $25.6 million.

13. LITIGATION

Intuit is subject to legal proceedings and claims that arise in the course of its business. Management currently believes that the ultimate amount of liability, if any, for any pending actions (either alone or combined) will not materially affect the financial position, results of operations or liquidity of Intuit. However, the ultimate outcome of any litigation is uncertain. An unfavorable outcome could have a material negative impact. In addition, any litigation, regardless of outcome, can have an adverse impact on Intuit because of defense costs, diversion of management resources and other factors.

14. SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

                                                            FISCAL 1996 QUARTER ENDED
                                              ------------------------------------------------------

     (IN THOUSANDS, EXCEPT PER SHARE DATA)     OCTOBER 31      JANUARY 31     APRIL 30     JULY 31(1)
                                              -------------    ----------    -----------   ----------
    Net revenue............................     $ 102,250       $218,996      $ 132,069    $  85,293
    Cost of goods sold.....................        28,091         49,482         35,269       25,027
    All other costs and expenses...........       101,411        115,788         96,850       92,466
    Income (loss) from continuing
      operations...........................       (18,684)        24,067          1,273      (21,011)
    Loss from discontinued operations, net
      of tax...............................        (1,638)        (2,157)        (1,581)        (968)
    Net income (loss)......................       (20,322)        21,910           (308)     (21,979)
    Net income (loss) per share............         (0.46)          0.46          (0.01)       (0.48)

                                                            FISCAL 1997 QUARTER ENDED
                                              ------------------------------------------------------
     (IN THOUSANDS, EXCEPT PER SHARE DATA)    OCTOBER 31(2)    JANUARY 31    APRIL 30(3)    JULY 31
                                              -------------    ----------    -----------    --------
    Net revenue............................     $ 102,506       $265,978      $ 136,326     $ 94,115
    Cost of goods sold.....................        27,085         58,735         29,443       23,507
    All other costs and expenses...........       114,511        133,634        108,730      103,320
    Income (loss) from continuing
      operations...........................       (28,304)        44,700            488      (19,816)
    Gain on sale of discontinued
      operations, net of tax...............            --         71,240             --           --
    Net income (loss)......................       (28,304)       115,940            488      (19,816)
    Net income (loss) per share............         (0.61)          2.44           0.01        (0.42)

---------------

(1) Includes a charge of $8.0 million related to purchased research and development at the time of the IIS acquisition.

(2) Includes a charge of $4.9 million related to purchased research and development at the time of the GALT acquisition.

(3) Includes a charge of $6.1 million related to purchased research and development at the time of the Nihon Micom acquisition.

15. SUBSEQUENT EVENTS

On August 7, 1997, Intuit completed the sale of its consumer software and direct marketing subsidiary, Parsons Technology Inc. to Broderbund Software, Inc. for approximately $31 million. Parsons' revenue (excluding products not sold to Broderbund) was approximately 14% and 12% of total net revenue in fiscal 1996 and 1997, respectively. Parsons' assets that were sold to Broderbund were approximately $17 million at July 31, 1997. Intuit does not anticipate that there will be a significant gain from this disposition, net of certain direct costs relating to the sale. The sale will be recorded in the first quarter of fiscal 1998.

                                                                     SCHEDULE II

                                  INTUIT INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                CLASSIFICATION                    BALANCE AT      ADDITIONS                      BALANCE
-----------------------------------------------  BEGINNING OF     CHARGED TO                    AT END OF
                (IN THOUSANDS)                      PERIOD         EXPENSE       WRITE-OFFS      PERIOD
                                                 ------------     ----------     ----------     ---------
Year ended July 31, 1995
  Allowance for doubtful accounts..............    $  2,520        $  2,176       $  (2,288)     $ 2,408
  Reserve for returns and exchanges............    $ 11,339        $ 62,374       $ (44,516)     $29,197
Year ended July 31, 1996
  Allowance for doubtful accounts..............    $  2,408        $  4,728       $  (2,185)     $ 4,951
  Reserve for returns and exchanges............    $ 29,197        $ 57,128       $ (62,122)     $24,203
Year ended July 31, 1997
  Allowance for doubtful accounts..............    $  4,951        $  3,308       $  (3,760)     $ 4,499
  Reserve for returns and exchanges............    $ 24,203        $ 73,775       $ (61,668)     $36,310

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  INTRODUCTION

CAUTIONS ABOUT FORWARD-LOOKING STATEMENTS

This Form 10-K includes "forward-looking" statements about future financial results, future products and other events that have not yet occurred. For example, statements like Intuit "expects" or "anticipates" are forward-looking statements. Investors should be aware that actual results may differ materially from expectations because of risks and uncertainties about the future. In addition, Intuit will not necessarily update the information in this Form 10-K if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of Intuit's business are included throughout this Form 10-K. Investors should read all of these risks carefully. See page 1 for more information about forward looking statements.

OVERVIEW

In this section, readers are given a more detailed assessment of Intuit's operating results and changes in financial position over the past three years. This section should be read in conjunction with the Consolidated Financial Statements and related Notes.

Intuit's mission is to revolutionize the way individuals and small businesses manage their finances. To achieve this, Intuit develops, sells and supports small business accounting, tax preparation and consumer finance software products and related supplies and services. Revenues come primarily from the United States, Japan, Germany, Canada, the United Kingdom and France through both retail distribution channels and direct customer sales. While substantially all of Intuit's revenue now comes from its core desktop software and related products and services, Internet-based services are expected to become a growing part of Intuit's business. For purposes of the following discussion, Internet-based services include online banking activities even though some of Intuit's online banking currently operates through a private data network rather than through the Internet. See page 2 for a discussion of Intuit's Internet strategy. In fiscal 1997, Intuit devoted significant financial resources to developing and acquiring Internet-based products and services, resulting in increased research and development expenses both in absolute dollars and as a percentage of net revenue. Despite these increasing costs and slower revenue growth, Intuit has experienced improved overall operating results over the past three years, primarily due to declining cost of sales and declining acquisition related charges as a percentage of revenue.

There were a number of one-time, non-recurring events that affected results during the past three years. In fiscal 1997, Intuit sold its electronic banking and bill payment subsidiary, Intuit Services Corporation ("ISC"), to Checkfree Corporation ("Checkfree"). The sale, which occurred in the second quarter, resulted in a gain, net of tax, of $71.2 million. Results for fiscal 1996 account for ISC as discontinued operations. In the fourth quarter of fiscal 1997, Intuit recorded a $10.4 million charge from restructuring technical support operations in the United States and Europe. Intuit's Japanese subsidiary, Intuit KK, also acquired Nihon Micom Co. Ltd. ("Nihon Micom") in the third fiscal quarter making the combined company the largest Windows-based PC accounting software company in Japan. In the fourth fiscal quarter, Intuit announced the sale of its consumer software and direct marketing subsidiary, Parsons Technology, to Broderbund Software. The Parsons sale closed in August 1997 (after fiscal year end) and the results of this transaction will be recorded in the first quarter of fiscal 1998. Results for fiscal 1995 include a $41.3 million merger termination fee, net of tax, received from Microsoft Corporation.

Intuit's business is highly seasonal. Sales of tax products are heavily concentrated from November through March. Sales of consumer finance products are typically strongest during the year-end holiday buying season, so major product launches usually occur in the fall to take advantage of this consumer buying pattern. These seasonal patterns mean that financial results are usually strongest during the quarters ending January 31 and April 30, and that operating losses are normal for the quarters ending July 31 and October 31. Operating results can also fluctuate from quarter to quarter for other reasons, such as changes in product launch dates, non-recurring events such as acquisitions, and product price cuts in quarters with relatively high fixed expenses. Because of these factors, Intuit believes that consecutive quarter comparisons of operating results are not meaningful and don't necessarily indicate future performance.

Intuit recognizes revenue at the time products are shipped, less reserves for expected returns from both the retail and direct channels. These return reserves are difficult to predict, especially for seasonal products. If at any point returns are materially higher than reserved amounts, this could have a negative impact on both revenue and operating results.

Intuit has acquired several businesses during the past three fiscal years. See
Note 2 of the financial statements. Although Intuit believes these transactions were in the best interests of Intuit and its stockholders, there are significant risks associated with these transactions. The acquisitions have expanded Intuit's size, product lines, personnel and geographic locations. Intuit's ability to integrate and organize these new businesses has required improvements in its operational, financial and management information systems and further improvements will be necessary. Although Intuit has taken steps to improve its internal processes, it has experienced significant operational difficulties in its order entry and shipping systems and in providing technical support to customers in the past, and there is no assurance that similar problems will not occur in the future or that they will not have a material adverse effect on Intuit's results of operations.

                             RESULTS OF OPERATIONS

NET REVENUE

                                          1995      CHANGE      1996      CHANGE      1997
                                         --------------------------------------------------
        (DOLLARS IN MILLIONS)
        Software.......................  $360.1       29%      $463.0       11%      $512.0
        % of revenue...................     86%                   86%                   85%

        Supplies.......................  $ 59.1       28%      $ 75.6       15%      $ 86.9
        % of revenue...................     14%                   14%                   15%

        Total..........................  $419.2       28%      $538.6       11%      $598.9

Small Business Revenue. Small business software product revenues were driven by higher direct and retail sales during fiscal 1997, resulting in approximately 25% growth over fiscal 1996. This was primarily due to the QuickBooks product family, which released version 5.0 in December 1996. QuickBooks sales increases were the result of higher unit sales and a favorable shift in consumer buying patterns to higher priced, increased functionality products compared to fiscal 1996. In addition, growth was attributable to higher Payroll Tax Table sales in fiscal 1997 and an expanded fee-for-support program which charged users for telephone assistance with their QuickBooks products beginning in fiscal 1997. In fiscal 1996, small business products revenue grew significantly compared to 1995 due to higher unit sales of the QuickBooks product family as well as a positive shift in consumer preference toward higher priced, increased functionality products. Intuit plans to introduce a multi-user version of QuickBooks late in the 1998 fiscal year. If the release of this multiuser version is delayed, there could be an adverse effect on revenues and operating results for 1998.

Tax Revenue. Both personal and professional tax products experienced growth in fiscal 1997. Personal tax product revenues for fiscal 1997 grew by approximately 13% over 1996 as a result of increases in both direct and retail channel sales of Intuit's TurboTax and related products. Sales increases were attributable both to higher unit sales and a favorable shift in buying patterns to the higher priced business tax and CD ROM products. In addition, there were significant increases in direct product sales distributed via the Internet and in tax returns filed electronically in fiscal 1997 compared to 1996. Revenue growth occurred despite increased competition, particularly from H&R Block's TaxCut product, which was priced below the average selling price of Intuit's TurboTax product line. In fiscal 1996, personal tax product revenues grew significantly as a result of higher unit sales of the TurboTax product family compared to 1995. Professional tax product revenues grew by approximately 16% over the prior year due to strong customer acceptance of Windows-based product offerings, increased revenues for tax products that charge a fee for each return prepared, and a shift in customer preference to higher-priced "bundles" of professional tax products sold as one. Professional tax also experienced revenue growth for fiscal 1996 over 1995 driven by customer upgrades to higher-priced bundled products. While Intuit believes that recently passed tax legislation will bring new users to the personal tax preparation market, there can be no guarantee that revenue growth of its tax products will be maintained in the future, particularly in light of increased competition from TaxCut and others.

Consumer Finance and Internet-Based Revenue. Partially offsetting overall fiscal 1997 revenue growth was the negative impact of consumer finance software net revenues which declined by approximately 20% in fiscal 1997 from 1996. Fiscal 1997 software price reductions, combined with lower retail unit sales of Intuit's Quicken product line, were primarily responsible for the decline. In addition, a shift in consumer buying patterns away from the Deluxe versions of products and toward lower-priced regular product versions had an adverse impact on revenues. Consumer finance software product revenues were essentially flat in fiscal 1996 compared to 1995, resulting from a combination of higher unit sales and lower average selling prices, which was primarily attributable to an increase in lower-margin OEM (Original Equipment Manufacturer) unit sales. OEM agreements allow computer manufacturers to load Quicken onto their products in exchange for a payment that is substantially lower than the average selling price to the direct or traditional retail channel. Despite these lower selling prices, Intuit increased its distribution through OEM channels in order to acquire new customers. Intuit expects net revenue from the Quicken product line to continue declining in fiscal 1998, although the impact or extent of such a decline cannot be estimated.

In fiscal 1997, Intuit's Internet-based business generated participation fee, advertising and marketing-based revenues through its Quicken.com site, Interactive Insurance Services Corp. ("IIS"), mutual fund web sites and online banking connectivity services. Online banking revenue included a $10 million fee from Checkfree for connectivity to Checkfree's bill payment service through Quicken. Though growth rates for Internet-based services were high, their contribution to total revenue was insignificant in fiscal 1997. In the fourth quarter of fiscal 1997, Intuit announced an agreement with Excite, Inc. ("Excite") making Intuit the exclusive provider of consumer financial content for all of Excite's Internet services. While Intuit believes that current and anticipated Internet-based offerings represent a significant opportunity for future revenue growth, potential revenue growth for fiscal 1998 and beyond is difficult to predict and may not be achieved.

International Revenue. Combined international product sales experienced significant growth during fiscal 1997, led by gains in the Japan and European regions. Combined international net revenue grew by approximately 28% (18% excluding the impact of the March 1997 acquisition of Nihon Micom in Japan).

In the Japan region, growth resulted from increased unit sales of small business accounting products across the Obanto(TM) and Kobanto(TM) product lines in fiscal 1997 compared to 1996. Intuit's Japanese subsidiary, Intuit KK, is now the largest Windows-based personal computer accounting software company in Japan based on the third quarter release of Kobanto for Windows and Yayoi(TM), a Windows-based product acquired from Nihon Micom. Intuit also plans to launch a Windows version of its higher-end Obanto product in fiscal 1998. Sales in the Japan region also improved in fiscal 1996 compared to 1995 due to the higher unit sales of the Obanto and Kobanto product lines.

In the European region, sales improved during fiscal 1997 compared to 1996, driven by Quicken product releases in Germany and the release of QuickBooks in the U.K. The European region also improved sales in fiscal 1996 compared to 1995 despite difficulties in meeting key launch dates in Germany which resulted in late deliveries into the retail channel and lower than anticipated net revenue.

In Canada, which is part of Intuit's Pacific region, fiscal 1997 and 1996 growth were both attributable to an increase in sales of Canadian versions of Quicken, QuickBooks and QuickTax products. In the Pacific region, revenues also grew as a result of Intuit's entry into new markets in Southeast Asia and the initial release of Quicken in Brazil in fiscal 1997. While these new markets may represent areas of potential future growth, revenues generated in fiscal 1997 were not significant.

Supplies Revenue. Financial supplies net revenue increased by 15% in fiscal 1997 as the result of higher customized check, envelope and invoice orders from an increasing small business customer base. As a percentage of total net revenue, supplies revenue grew to 15% in fiscal 1997 from 14% in 1996 primarily as a result of lower overall software revenue growth in fiscal 1997 compared to 1996. While a substantial portion of supplies revenue is derived from customers who use consumer finance software, rather than small business software, to run small businesses, most of the fiscal 1997 supplies revenue growth was the result of increased small business (QuickBooks) product sales. Since supplies generate recurring revenues from Intuit's installed customer base, future growth is primarily a function of obtaining new software product users. The gradual increase in product upgrade sales as a percentage of total software revenue generally causes the growth rate of supplies to slow as the growth rate of new users declines. This, in addition to increased competition and the potential shift of software users to electronic bill payment services (which reduces demand for sales of check supplies) may have an adverse effect on the future growth rate of supplies revenues. Supplies net revenue grew by 28% in fiscal 1996 compared to 1995 due to the acquisition of new small business customers attained through the growth of QuickBooks product sales.

Parsons Revenue. In fiscal 1997, Parsons Technology, Intuit's consumer software and direct marketing subsidiary, experienced a slight decrease in net revenues reflecting general softness in the consumer software market. Intuit completed the sale of Parsons to Broderbund Software, Inc. in August 1997. Parsons' revenue (excluding products not sold to Broderbund) was approximately 12% and 14% of total net revenue in fiscal 1997 and 1996, respectively. The sale will be recorded in the first quarter of fiscal 1998. Intuit does not anticipate that there will be a significant gain from this disposition. See Note 15 to the financial statements.

COST OF GOODS SOLD

                                          1995      CHANGE      1996      CHANGE      1997
                                         --------------------------------------------------
        (DOLLARS IN MILLIONS)
        Product........................  $110.3        24%     $136.5        1%      $137.3
        % of revenue...................     26%                   25%                   23%

        Amortization of purchased
          software and other...........  $ 11.4       (88)%    $  1.4        7%      $  1.5
        % of revenue...................      3%                    0%                    0%

Intuit has two categories of cost of goods sold. One is the direct cost of manufacturing and shipping products (including warranty costs). The other is the amortization of purchased software which is the cost of products obtained through acquisition. Total cost of goods sold decreased as a percentage of net revenue for fiscal 1997 compared to 1996. This was the result of improvements in supplies order processing, a reduction of obsolete inventory write-offs in Germany, lower materials costs, increasing sales of CD ROM products (which cost less per product to manufacture and ship than disks) and a decrease in warranty expenses in fiscal 1997 compared to 1996. Supplies cost of goods sold was approximately 40% of supplies net revenue in fiscal 1997 compared to approximately 42% in 1996 primarily due to more efficient order taking which resulted in fewer re-orders. Inventory write-offs in Germany were down in fiscal 1997 compared to 1996 when product launch delays resulted in excess inventory write-offs. Higher product quality led to lower warranty expenses in fiscal 1997 compared to 1996. While Intuit plans to take action to continue to decrease cost of goods sold expenses as a percentage of net revenue, there can be no assurance that this will occur or that margins will continue at their current rates. If there are errors in Intuit's current or future products, there could be significant increases in cost of goods sold and an adverse effect on operating results. Specifically, new tax law changes that impact tax products and the release of the QuickBooks multi-user product may increase the risk of product errors in fiscal 1998. The cost of providing future telephone assistance to customers (post-contract customer support) is accrued at the time revenue is recognized and is included in customer service and technical support expenses, rather than cost of goods sold.

Cost of goods sold also decreased as a percentage of net revenue for fiscal 1996 compared to 1995. In addition to a reduction in the amortization of purchased software, efficiencies occurred primarily through supplies cost of goods sold which decreased to 42% of supplies net revenue in fiscal 1996 compared to 43% in 1995. This improvement was driven by lower materials costs. Better product quality also led to lower warranty expenses in fiscal 1996 compared to 1995.

OPERATING EXPENSES

                                          1995      CHANGE      1996      CHANGE      1997
                                         --------------------------------------------------
        (DOLLARS IN MILLIONS)
        Customer service and technical
          support......................  $ 75.1       42%      $106.9       12%      $119.8
        % of revenue...................     18%                   20%                   20%

        Selling and marketing..........  $109.4       30%      $142.3       14%      $162.0
        % of revenue...................     26%                   26%                   27%

        Research and development.......  $ 57.3       32%      $ 75.6       23%      $ 93.0
        % of revenue...................     14%                   14%                   16%

        General and administrative.....  $ 26.4       25%      $ 33.1       13%      $ 37.5
        % of revenue...................      6%                    6%                    6%

        Charge for purchased research
          and development..............  $ 52.5      (85)%     $  8.0       38%      $ 11.0
        % of revenue...................     13%                    1%                    2%

        Other acquisition costs,
          including amortization of
          goodwill and purchased
          intangibles..................  $ 41.8       (3)%     $ 40.6      (35)%     $ 26.5
        % of revenue...................     10%                    8%                    4%

        Restructuring costs............      --        0%          --      100%      $ 10.4
        % of revenue...................      --                    --                    2%

Customer Service and Technical Support. Customer service and technical support expenses remained constant at approximately 20% of net revenue for both fiscal 1997 and 1996. International technical support cost increases were offset by improved management of domestic technical support facilities and resources and higher product quality in fiscal 1997 compared to 1996. In the fourth quarter of fiscal 1997, Intuit announced a restructuring and consolidation of its technical support facilities in both the United States and Europe. While this consolidation is expected to result in reduced technical support costs as a percentage of revenue in fiscal 1998, there can be no assurance that such reduction will occur. With the significant enhancements to Intuit's tax and small business products planned for fiscal 1998, demands for customer service and technical support could significantly increase in fiscal 1998.

Fiscal 1996 customer service and technical support costs increased to 20% of net revenue compared to 18% in 1995. This increase was attributable to QuickBooks small business customers placing greater than expected demands on customer support and an increase in staffing and training personnel in fiscal 1996 in order to improve service levels in response to fiscal 1995 product quality issues. In fiscal 1996, Intuit increased spending in support capabilities to provide service to Intuit's online banking and bill payment customer base.

Selling and Marketing. Selling and marketing expenses for fiscal 1997 grew to 27% of net revenue compared to 26% in 1996. This increase was due to higher marketing expenses in response to increased tax product competition and the support of several key international product launches. As a percentage of net revenue, selling and marketing expenses remained flat at 26% for fiscal 1996 compared to 1995.

Research and Development. Research and development expenses grew to 16% of net revenue in fiscal 1997 compared to 14% in 1996. This increase reflects Intuit's investment in Internet-related initiatives as well as development efforts for desktop software. Specifically, expenses rose as a result of development costs related to IIS which allows customers to shop for term life insurance via the Internet from participating insurance carriers, development work on Open Financial Exchange (a specification for the exchange of financial information over the Internet) and the development of other financially-related web sites. Research and development costs remained flat, at 14% of net revenue, for fiscal 1996 compared to 1995. As part of the Excite agreement which was announced in the fourth quarter of fiscal 1997, Intuit has agreed to become the exclusive provider of consumer financial content for all of Excite's Internet services. Intuit believes that this initiative as well as the ongoing development of both existing and future Internet-based offerings will result in higher research and development expenses as a percentage of net revenue for fiscal 1998. While the degree of potential increases in research and development costs cannot be estimated, they may have an adverse effect on operating results, particularly if revenue from these services does not meet expectations.

General and Administrative. General and administrative expenses remained essentially flat at 6% of net revenue for fiscal 1997, 1996 and 1995. Intuit expects these costs to remain flat as a percentage of revenue in fiscal 1998 though there can be no assurance that these costs will not increase.

Charge for Purchased Research and Development. The charge for purchased research and development was $11.0 million in fiscal 1997 compared to $8.0 million in 1996 and $52.5 million in 1995. These expenses represent one-time charges incurred as part of an acquisition based on the amount of the purchase price allocated to acquired products that are under development. Consistent with applicable accounting standards, for each acquisition accounted for as a purchase, Intuit determined the amounts allocated to developed and in-process research and development based on whether technological feasibility had been achieved and whether there was an alternative future use for the technology. The fiscal 1997 charge of $11.0 million was due to the acquisition of GALT Technologies, Inc. ("GALT") ($4.9 million) and Nihon Micom ($6.1 million). The fiscal 1996 charge of $8.0 million was attributable to the acquisition of IIS. The fiscal 1995 charge of $52.5 million was the result of the acquisition of Personal News Inc. ($8.5 million) and Parsons Technology ($44.0 million). Since these charges are specific to a particular acquisition, Intuit is unable to estimate what these charges may be in the future.

Other Acquisition Costs. Other acquisition costs, including amortization of goodwill and purchased intangibles, decreased by $14.1 million to $26.5 million in fiscal 1997 and remained roughly flat in absolute dollars for fiscal 1996 compared to 1995. These costs are primarily due to the amortization of goodwill and purchased intangibles which are recorded as part of an acquisition under the purchase method of accounting (See Note 1 of Notes to Consolidated Financial Statements). The decrease in fiscal 1997 was primarily attributable to the majority of the intangibles related to the fiscal 1994 acquisition of ChipSoft, Inc. becoming fully amortized during the year. The high levels of non-cash amortization expense related to completed acquisitions will continue to have a negative impact on operating results in future periods. Assuming no additional acquisitions and no impairment of value resulting in an acceleration of amortization, future amortization will reduce net income by approximately $18.9 million, $15.9 million and $8.2 million for the years ending July 31, 1998 through 2000, respectively. If Intuit completes additional acquisitions in the future, there could be an incremental negative impact on operating results from future amortization relating to such acquisitions.

Restructuring Costs. Restructuring charges of $10.4 million were recorded in Intuit's fourth quarter to account for its consolidation of technical support operations in the U.S. and Europe. As part of the restructuring, Intuit is closing its Rio Rancho, New Mexico customer support facility. This restructuring is expected to eventually result in improved operational efficiencies particularly relating to technical support costs, but there can be no assurance that such improvements will occur.

OTHER INCOME

                                         1995      CHANGE      1996      CHANGE      1997
                                         -------------------------------------------------
        (DOLLARS IN MILLIONS)
        Microsoft merger termination
          fee, net.....................  $41.3     (100)%     $   --        0%      $   --
        % of revenue...................    10%                    --                    --
        Interest and other income and
          expense, net.................  $ 3.7      105%      $  7.6       29%      $  9.8
        % of revenue...................     1%                    1%                    2%

The Microsoft termination fee was recorded in the fourth quarter of fiscal 1995, upon the announcement that Intuit's October 1994 merger agreement with Microsoft was terminated. The proposed merger was opposed in a lawsuit brought by the U.S. Department of Justice, and the two companies were unable to agree to pursue the litigation. As a result, Intuit received a $46.3 million termination fee from Microsoft ($41.3 million net of related expenses). The after-tax benefit to Intuit was approximately $25.6 million.

Interest and other income and expense, net, increased by $2.2 million in fiscal 1997 compared to 1996. This increase resulted from higher interest income due to higher average cash and short-term investment balances generated primarily from Intuit's operating activities during the year. Interest and other income and expense, net, grew by $3.9 million in fiscal 1996 compared to 1995 as a result of higher interest income since Intuit received the Microsoft merger termination proceeds in the fourth quarter of fiscal 1995.

As of July 31, 1997, Intuit had significant investments in Checkfree and Excite common stock. If these or other future investments become impaired (more than a temporary decline in value), or if they are sold at a substantial loss, the decline in value or loss would be reflected as other expense and there could be a material adverse impact on net income.

INCOME TAXES

                                          1995      CHANGE      1996      CHANGE      1997
                                         --------------------------------------------------
        (DOLLARS IN MILLIONS)
        Provision for income taxes.....  $ 24.3     (33)%      $ 16.2     (22)%      $ 12.7
        % of revenue...................      6%                    3%                    2%

Income tax expense, excluding the tax effect of the gain on sale of ISC, declined in fiscal 1997 compared to 1996. Fiscal 1996 tax expense, which excluded the benefit of discontinued operations, was lower compared to 1995. The tax provision reflects the non-deductible status of both the in-process research and development charges and the amortization of goodwill. At July 31, 1997, there was a valuation allowance of $4.2 million for tax assets of Intuit's international subsidiaries based on management's assessment that Intuit may not receive the benefit of certain loss carryforwards.

DISCONTINUED OPERATIONS

                                           1995      CHANGE     1996      CHANGE      1997
                                          -------------------------------------------------
        (DOLLARS IN MILLIONS)
        Loss from operations of
          discontinued operations,
          net...........................  $   --      (100)%    $(6.3)      100%     $   --
        % of revenue....................      --                  (1)%                    --
        Gain from sale of discontinued
          operations, net...............  $   --         0%     $  --       100%     $ 71.2
        % of revenue....................      --                   --                   12%

Discontinued operations accounting was implemented by Intuit for fiscal 1996 as a result of the announced sale of ISC to Checkfree. This accounting method requires that all activity for the disposed business be separated and reclassified in one line item on the Consolidated Statement of Operations. Consequently, a loss from operations of discontinued operations, net of tax, of $6.3 million was reported for all of ISC's fiscal 1996 results. In Intuit's second quarter of fiscal 1997, the sale of ISC was completed, and a gain of $71.2 million was recorded, net of tax.

                        LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 1997, cash and cash equivalents were $46.8 million compared to $44.6 million as of July 31, 1996. Unrestricted short-term investments were $158.3 million and $153.4 million respectively. Liquidity improvements were the result of net cash provided by operating and financing activities offset by net cash used by investing activities. In fiscal 1997, $81.1 million in cash was provided from operating activities driven by net income adjusted for depreciation and acquisition-related expenses, higher accrued liabilities and lower accounts receivable balances in fiscal 1997 compared to 1996. Accrued liabilities rose by approximately $22.9 million in fiscal 1997 primarily as a result of higher returns reserve and dealer advertising accruals. Accounts receivable balances were down by approximately $7.5 million in fiscal 1997 due in part to improved collection efforts both domestically and internationally.

Investing activities used $118 million in cash for fiscal 1997. This reflects Intuit's purchase of approximately $27.6 million of property and equipment for ongoing operations, the buildup of Internet-related infrastructure and the relocation to new facilities in Mountain View and San Diego, California. In addition, Intuit used approximately $39.2 million in cash to purchase its 19% interest in Excite and approximately $34.2 million for acquisition and disposition-related activity, most notably the acquisition of Nihon Micom. Offsetting these uses of cash was the sale of two million shares of Intuit's common stock investment in Checkfree which provided $29.5 million.

Financing activities provided Intuit with $39.0 million in cash in fiscal 1997. This was primarily attributable to an increase in long term debt of approximately $30.3 million issued by Intuit's subsidiary, Intuit KK, to fund its cash payment to acquire Nihon Micom. Intuit has guaranteed this debt and at July 31, 1997, approximately $34.8 million of Intuit's short-term investments were restricted and pledged as security for these borrowings. Intuit also received cash proceeds of approximately $9.4 million for common stock issued to employees under its stock option and purchase plans.

Intuit enters into leases for new or expanded facilities in the normal course of its business. During fiscal 1996, Intuit began moving its headquarters from Menlo Park, California to larger facilities in Mountain View, California. The move is expected to be complete by the end of calendar year 2000. Intuit also relocated its operations in San Diego, California to a new office facility in June 1996. Intuit leases various other properties throughout the world. Intuit has no other significant capital expenditure commitments, although there may be additional cash requirements for strategic acquisitions in the future.

Intuit believes that its cash and short-term investments will be sufficient to meet anticipated seasonal working capital and capital expenditure requirements for at least the next fiscal year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information about directors that is required by this Item is incorporated by reference to our Proxy Statement for our January 1998 Annual Meeting of Stockholders. Information about executive officers that is required by this Item can be found in Item 4A on page 15.

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference to our Proxy Statement for our January 1998 Annual Meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is incorporated by reference to our Proxy Statement for our January 1998 Annual Meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference to our Proxy Statement for our January 1998 Annual Meeting.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

     Financial Statements -- See Index to Consolidated Financial Statements in
Part II, Item 8.

     Financial Statement Schedules -- See Index to Consolidated Financial Statements in Part II, Item 8.

    EXHIBIT
    NUMBER                                         DESCRIPTION
    -------       -----------------------------------------------------------------------------
      2.01(1)     Exchange Agreement between Intuit and Kabushiki Kaisha Milkyway and its stockholders dated December 26, 1995 (schedules and similar attachments will be furnished to the Commission upon request)
      2.02(1)     Agreement and Plan of Reorganization by and between Intuit and GALT
                  Technologies, Inc. dated as of October 24, 1995; Stipulation and Amendment
                  No. 1 dated November 3, 1995; Amendment No. 2 dated January 7, 1996; and the related Agreement of Merger dated September 3, 1996 (other schedules and similar attachments will be furnished to the Commission upon request)
      2.03(1)     Agreement and Plan of Merger among Checkfree Corporation, Checkfree
                  Acquisition Corporation II, Intuit and Intuit Services Corporation dated
                  September 15, 1996 (schedules and similar attachments will be furnished to the Commission upon request)
      2.04(2)     Amendment No. 1 to Agreement and Plan of Merger dated as of September 15,
                  1996 by and among Intuit Inc., Intuit Services Corporation, Checkfree
                  Corporation and Checkfree Acquisition Corporation II
      2.05(3)     Amended and Restated Checkfree Corporation Stock Restriction Agreement dated
                  September 15, 1996 between Intuit and Checkfree Corporation
      2.06(4)     Stock Purchase Agreement, dated as of June 11, 1997, between Excite, Inc. and
                  Intuit
      2.07(5)     Stock Purchase Agreement dated as of August 6, 1997 by and among Intuit,
                  Broderbund Software, Inc. and Parsons Technology, Inc. (other schedules and similar attachments to be furnished to the Commission upon request)
      2.08(2)     Amended and Restated Registration Rights Agreement dated as of September 15,
                  1996 between Intuit and Checkfree Corporation

    EXHIBIT
    NUMBER                                         DESCRIPTION
    -------       -----------------------------------------------------------------------------
      2.09(4)     Nomination and Observer Agreement, dated as of June 25, 1997, between Excite,
                  Inc. and Intuit
      2.10(4)     Registration Rights Agreement, dated as of June 25, 1997, between Excite,
                  Inc. and Intuit
      2.11(4)     Right of First Refusal Agreement, dated as of June 25, 1997, between Excite,
                  Inc. and Intuit
      2.12(4)     Amendment to Restated and Amended Investors' Rights Agreement, dated as of
                  June 25, 1997, among Excite, Inc., Institutional Venture Partners VI,
                  Institutional Venture Management VI, IVP Founders Fund I, L.P., Kleiner
                  Perkins Caufield & Byers VII, KPCB VII Founders Fund, KPCB Information
                  Sciences Zaibatsu Fund II and Intuit
      3.01(6)     Certificate of Incorporation of Intuit dated February 1, 1993
      3.02(7)     Certificate of Amendment to Intuit's Certificate of Incorporation dated
                  December 14, 1993
      3.03(8)     Certificate of Amendment to Intuit's Certificate of Incorporation dated
                  January 18, 1996
      3.04(6)     Bylaws of Intuit
      4.01(6)     Form of Specimen Certificate for Intuit's Common Stock
     10.01(6)+    Intuit 1988 Stock Option Plan and related documents.
     10.02(6)+    Intuit's form of Non-Plan Non-Qualified Stock Option Agreement
     10.03(6)     Form of Indemnification Agreement entered into by Intuit with each of its directors and certain executive officers
     10.04(9)+    1992 Stock Option Plan of ChipSoft
     10.05(9)+    Form of Non-Qualified Stock Option Agreement under the 1992 Stock Option Plan of ChipSoft
     10.06(9)+    1989 Stock Option Plan of ChipSoft
     10.07(9)+    Form of Non-Qualified Stock Option Agreement under the 1989 Stock Option Plan of ChipSoft
     10.08(9)+    Softview Acquisition Stock Option Plan of ChipSoft
     10.09(9)+    Form of Incentive Stock Option Agreement under the Softview Acquisition Plan of ChipSoft
     10.10(9)+    Restricted Stock Purchase Agreement dated as of March 28, 1991, between
                  ChipSoft and Alan A. Gleicher
     10.11(9)+    Non-Transferable, Non Qualified Stock Option Agreement dated as of March 28,
                  1991, between ChipSoft and Alan A. Gleicher
     10.12(9)+    Non-Transferable, Non Qualified Stock Option Agreement dated as of August 1,
                  1991, between ChipSoft and William H. Harris Jr.
     10.13(7)+    Letter Agreement of Employment dated March 30, 1994 between Intuit and
                  William V. Campbell
     10.14(7)     Contract for Purchase of Land dated July 25, 1994 between Intuit and Amrep
                  Southwest, Inc.
     10.15(10)+   Severance Agreement dated September 30, 1994 between Intuit and Charles H.
                  Gaylord, Jr.
     10.16(10)    Indenture dated as of September 1, 1994 among the City of Rio Rancho, New
                  Mexico ("Rio Rancho"), Intuit and Sunwest Bank of Albuquerque, N.A. ("Sunwest
                  Bank")

    EXHIBIT
    NUMBER                                         DESCRIPTION
    -------       -----------------------------------------------------------------------------
     10.17(10)    Lease and Purchase Agreement dated as of September 1, 1994 between Intuit and
                  Rio Rancho
     10.18(10)    Bond Purchase Agreement dated October 12, 1994 among ChipSoft, Inc., Rio
                  Rancho and Intuit as assigned to Greenco Subsidiary Corporation
     10.19(10)    Construction Loan Agreement effective September 29, 1994 between Sunwest Bank and Intuit and the related Collateral Assignments
     10.20(10)    Mortgage dated July 24, 1994 between Intuit and Sunwest Bank, as amended
                  September 29, 1994
     10.21(10)    Amended and Restated Real Estate Mortgage Note dated September 29, 1994 issued by Intuit to Sunwest Bank
     10.22(11)    Lease Agreement dated as of November 30, 1994 between Intuit and Charleston
                  Properties for 2700 Coast Drive, Mountain View, California to commence on
                  January 1, 1999
     10.23(11)    Lease Agreement dated as of November 30, 1994 between Intuit and Charleston
                  Properties for 2750 Coast Drive, Mountain View, California to commence on
                  January 1, 1998
     10.24(11)    Lease Agreement dated as of November 30, 1994 between Intuit and Charleston
                  Properties for 2475 Garcia Drive, Mountain View, California
     10.25(11)    Lease Agreement dated as of November 30, 1994 between Intuit and Charleston
                  Properties for 2525 Garcia Drive, Mountain View, California
     10.26(11)    Lease Agreement dated as of November 30, 1994 between Intuit and Charleston
                  Properties for 2535 Garcia Drive, Mountain View, California
     10.27*       Lease Agreement dated as of November 30, 1994 between Intuit and Charleston
                  Properties for 2500 Garcia Drive, Mountain View, California
     10.28*       Lease Agreement dated as of November 30, 1994 between Intuit and Charleston
                  Properties for 2550 Garcia Drive, Mountain View, California
     10.29(11)    Option Agreement dated as of November 30, 1994 between Intuit and Charleston
                  Properties for 2650 Casey Drive, Mountain View, California
     10.30(12)    Build-to-Suit Lease Agreement dated as of June 5, 1995 between Intuit and UTC
                  Greenwich Partners, a California limited partnership
     10.31(12)    Lease Agreement dated as of August 31, 1995 between Intuit and Airport
                  Business Center Associates Limited Partnership, an Arizona limited partnership
     10.32(13)    Supply Agreement dated August 23, 1995 by and between Intuit Inc. and John H.
                  Harland Company
     10.33(2)+    Intuit Inc. 1993 Equity Incentive Plan, as amended through November 25, 1996
     10.34*+      Intuit Inc. 1996 Employee Stock Purchase Plan, as adopted on October 7, 1996 and amended through July 30, 1997
     10.35(2)+    Intuit Inc. 1996 Directors Stock Option Plan, as adopted on October 7, 1996
     10.36(14)    Noncompetition Agreements dated as of October 24, 1995 between Intuit and certain former GALT shareholders
     10.37(5)     Distribution, Assumption and Assignment Agreement dated as of August 7, 1997 between Intuit and Parsons Technology, Inc. (schedules and attachments thereto to be furnished to the Commission upon request)
     11.01*       Computation of Net Income(Loss) Per Share
     21.01*       List of Intuit's Subsidiaries

    EXHIBIT
    NUMBER                                         DESCRIPTION
    -------       -----------------------------------------------------------------------------
     23.01*       Consent of Ernst & Young LLP, Independent Auditors
     24.01*       Power of Attorney (see signature page)
     27.01*       Financial Data Schedule (filed only in electronic format)

---------------

  +  Indicates a management contract or compensatory plan or arrangement

  *  Filed with this Form 10-K

 (1) Filed as an exhibit to Intuit's Form 10-K for the fiscal year ended July 31, 1996, filed on October 24, 1996 and incorporated by reference

 (2) Filed as an exhibit to Intuit's Form 10-Q for the quarter ended January 31, 1997, filed on March 14, 1997 and incorporated by reference

 (3) Incorporated by reference from Intuit's report on Schedule 13D with respect to its beneficial ownership of shares of Checkfree Corporation filed on February 6, 1997

 (4) Incorporated by reference from Intuit's report on Schedule 13D filed on July 7, 1997

 (5) Filed as an exhibit to Intuit's Form 8-K filed with the Commission on August 22, 1997 and incorporated by reference

 (6) Filed as an exhibit to Intuit's Registration Statement on Form S-1, filed February 3, 1993, as amended (File No. 33-57884) and incorporated by reference

 (7) Filed as an exhibit to Intuit's Form 10-K as originally filed on October 31, 1994, as amended, and incorporated by reference

 (8) Filed as an exhibit to Intuit's Form 10-Q for the quarter ended January 31, 1996, filed on March 15, 1996 and incorporated by reference

 (9) Filed as an exhibit to the ChipSoft Form S-1 registration statement filed on February 24, 1993 (file No. 33-57692) and incorporated by reference

(10) Filed as an exhibit to Intuit's Form 10-Q for the quarter ended October 31, 1994, filed on December 13, 1994 and incorporated by reference

(11) Filed as an exhibit to Intuit's Form 10-Q for the quarter ended January 31, 1995, filed on March 17, 1995 and incorporated by reference

(12) Filed as an exhibit to Intuit's Form 10-K for the fiscal year ended July 31, 1995, filed on October 30, 1995 and incorporated by reference

(13) Filed as an exhibit to Intuit's Form 10-Q for the quarter ended October 31, 1995, filed on December 14, 1995 and incorporated by reference

(14) Filed as an exhibit to Intuit's Form 8-K filed with the Commission on September 3, 1996 and incorporated by reference

(15) Filed as an exhibit to Checkfree's Form 8-K filed with the Commission on December 6, 1996

     (b) REPORTS ON FORM 8-K

    On June 11, 1997, Intuit filed a report on Form 8-K to report under Item 5 its investment in and strategic relationship with Excite, Inc.

     (c) EXHIBITS

     See Item 14(a)(3) above.

     (d) FINANCIAL STATEMENT SCHEDULES

     See Item 14(a)(2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INTUIT INC.

Dated: October 15, 1997                   By:      /s/ GREG J. SANTORA
                                            ------------------------------------
                                                      Greg J. Santora
                                             Vice President and Chief Financial
                                                           Officer

                               POWER OF ATTORNEY

By signing this Form 10-K below, I hereby appoint each of William V. Campbell and Greg J. Santora as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form 10-K (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               NAME                                   TITLE                        DATE
-----------------------------------    -----------------------------------  ------------------
   PRINCIPAL EXECUTIVE OFFICER:

      /s/ WILLIAM V. CAMPBELL          President, Chief Executive Officer   October 15, 1997
-----------------------------------    and Director
        William V. Campbell

  PRINCIPAL FINANCIAL OFFICER AND
   PRINCIPAL ACCOUNTING OFFICER:

        /s/ GREG J. SANTORA            Vice President and Chief Financial   October 15, 1997
-----------------------------------    Officer
          Greg J. Santora

       ADDITIONAL DIRECTORS:

         /s/ SCOTT D. COOK             Chairman of the Board of Directors   October 15, 1997
-----------------------------------
           Scott D. Cook

     /s/ CHRISTOPHER W. BRODY          Director                             October 15, 1997
-----------------------------------
       Christopher W. Brody

         /s/ L. JOHN DOERR             Director                             October 15, 1997
-----------------------------------
           L. John Doerr

      /s/ MICHAEL R. HALLMAN           Director                             October 15, 1997
-----------------------------------
        Michael R. Hallman

      /s/ BURTON J. MCMURTRY           Director                             October 15, 1997
-----------------------------------
        Burton J. McMurtry

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                                     DESCRIPTION                                 PAGE
    -------       ---------------------------------------------------------------------    ----
      2.01(1)     Exchange Agreement between Intuit and Kabushiki Kaisha Milkyway and its stockholders dated December 26, 1995 (schedules and similar attachments will be furnished to the Commission upon request)........
      2.02(1)     Agreement and Plan of Reorganization by and between Intuit and GALT
                  Technologies, Inc. dated as of October 24, 1995; Stipulation and
                  Amendment No. 1 dated November 3, 1995; Amendment No. 2 dated January
                  7, 1996; and the related Agreement of Merger dated September 3, 1996
                  (other schedules and similar attachments will be furnished to the
                  Commission upon request).............................................
      2.03(1)     Agreement and Plan of Merger among Checkfree Corporation, Checkfree
                  Acquisition Corporation II, Intuit and Intuit Services Corporation
                  dated September 15, 1996 (schedules and similar attachments will be furnished to the Commission upon request)............................
      2.04(2)     Amendment No. 1 to Agreement and Plan of Merger dated as of September
                  15, 1996 by and among Intuit Inc., Intuit Services Corporation,
                  Checkfree Corporation and Checkfree Acquisition Corporation II.......
      2.05(3)     Amended and Restated Checkfree Corporation Stock Restriction
                  Agreement dated September 15, 1996 between Intuit and Checkfree
                  Corporation..........................................................
      2.06(4)     Stock Purchase Agreement, dated as of June 11, 1997, between Excite,
                  Inc. and Intuit......................................................
      2.07(5)     Stock Purchase Agreement dated as of August 6, 1997 by and among
                  Intuit, Broderbund Software, Inc. and Parsons Technology, Inc. (other schedules and similar attachments to be furnished to the Commission upon request)........................................................
      2.08(2)     Amended and Restated Registration Rights Agreement dated as of
                  September 15, 1996 between Intuit and Checkfree Corporation..........
      2.09(4)     Nomination and Observer Agreement, dated as of June 25, 1997, between
                  Excite, Inc. and Intuit..............................................
      2.10(4)     Registration Rights Agreement, dated as of June 25, 1997, between
                  Excite, Inc. and Intuit..............................................
      2.11(4)     Right of First Refusal Agreement, dated as of June 25, 1997, between
                  Excite, Inc. and Intuit..............................................
      2.12(4)     Amendment to Restated and Amended Investors' Rights Agreement, dated as of June 25, 1997, among Excite, Inc., Institutional Venture
                  Partners VI, Institutional Venture Management VI, IVP Founders Fund
                  I, L.P., Kleiner Perkins Caufield & Byers VII, KPCB VII Founders
                  Fund, KPCB Information Sciences Zaibatsu Fund II and Intuit..........
      3.01(6)     Certificate of Incorporation of Intuit dated February 1, 1993........
      3.02(7)     Certificate of Amendment to Intuit's Certificate of Incorporation
                  dated December 14, 1993..............................................
      3.03(8)     Certificate of Amendment to Intuit's Certificate of Incorporation
                  dated January 18, 1996...............................................
      3.04(6)     Bylaws of Intuit.....................................................
      4.01(6)     Form of Specimen Certificate for Intuit's Common Stock...............
     10.01(6)+    Intuit 1988 Stock Option Plan and related documents..................
     10.02(6)+    Intuit's form of Non-Plan Non-Qualified Stock Option Agreement.......

    EXHIBIT
    NUMBER                                     DESCRIPTION                                 PAGE
    -------       ---------------------------------------------------------------------    ----
     10.03(6)     Form of Indemnification Agreement entered into by Intuit with each of its directors and certain executive officers.........................
     10.04(9)+    1992 Stock Option Plan of ChipSoft...................................
     10.05(9)+    Form of Non-Qualified Stock Option Agreement under the 1992 Stock
                  Option Plan of ChipSoft..............................................
     10.06(9)+    1989 Stock Option Plan of ChipSoft...................................
     10.07(9)+    Form of Non-Qualified Stock Option Agreement under the 1989 Stock
                  Option Plan of ChipSoft..............................................
     10.08(9)+    Softview Acquisition Stock Option Plan of ChipSoft...................
     10.09(9)+    Form of Incentive Stock Option Agreement under the Softview
                  Acquisition Plan of ChipSoft.........................................
     10.10(9)+    Restricted Stock Purchase Agreement dated as of March 28, 1991, between ChipSoft and Alan A. Gleicher................................
     10.11(9)+    Non-Transferable, Non Qualified Stock Option Agreement dated as of
                  March 28, 1991, between ChipSoft and Alan A. Gleicher................
     10.12(9)+    Non-Transferable, Non Qualified Stock Option Agreement dated as of
                  August 1, 1991, between ChipSoft and William H. Harris Jr............
     10.13(7)+    Letter Agreement of Employment dated March 30, 1994 between Intuit and William V. Campbell..............................................
     10.14(7)     Contract for Purchase of Land dated July 25, 1994 between Intuit and
                  Amrep Southwest, Inc.................................................
     10.15(10)+   Severance Agreement dated September 30, 1994 between Intuit and
                  Charles H. Gaylord, Jr...............................................
     10.16(10)    Indenture dated as of September 1, 1994 among the City of Rio Rancho,
                  New Mexico ("Rio Rancho"), Intuit and Sunwest Bank of Albuquerque,
                  N.A. ("Sunwest Bank")................................................
     10.17(10)    Lease and Purchase Agreement dated as of September 1, 1994 between
                  Intuit and Rio Rancho................................................
     10.18(10)    Bond Purchase Agreement dated October 12, 1994 among ChipSoft, Inc.,
                  Rio Rancho and Intuit as assigned to Greenco Subsidiary
                  Corporation..........................................................
     10.19(10)    Construction Loan Agreement effective September 29, 1994 between
                  Sunwest Bank and Intuit and the related Collateral Assignments.......
     10.20(10)    Mortgage dated July 24, 1994 between Intuit and Sunwest Bank, as amended September 29, 1994...........................................
     10.21(10)    Amended and Restated Real Estate Mortgage Note dated September 29,
                  1994 issued by Intuit to Sunwest Bank................................
     10.22(11)    Lease Agreement dated as of November 30, 1994 between Intuit and
                  Charleston Properties for 2700 Coast Drive, Mountain View, California
                  to commence on January 1, 1999.......................................
     10.23(11)    Lease Agreement dated as of November 30, 1994 between Intuit and
                  Charleston Properties for 2750 Coast Drive, Mountain View, California
                  to commence on January 1, 1998.......................................
     10.24(11)    Lease Agreement dated as of November 30, 1994 between Intuit and
                  Charleston Properties for 2475 Garcia Drive, Mountain View,
                  California...........................................................

    EXHIBIT
    NUMBER                                     DESCRIPTION                                 PAGE
    -------       ---------------------------------------------------------------------    ----
     10.25(11)    Lease Agreement dated as of November 30, 1994 between Intuit and
                  Charleston Properties for 2525 Garcia Drive, Mountain View,
                  California...........................................................
     10.26(11)    Lease Agreement dated as of November 30, 1994 between Intuit and
                  Charleston Properties for 2535 Garcia Drive, Mountain View,
                  California...........................................................
     10.27*       Lease Agreement dated as of November 30, 1994 between Intuit and
                  Charleston Properties for 2500 Garcia Drive, Mountain View,
                  California...........................................................
     10.28*       Lease Agreement dated as of November 30, 1994 between Intuit and
                  Charleston Properties for 2550 Garcia Drive, Mountain View,
                  California...........................................................
     10.29(11)    Option Agreement dated as of November 30, 1994 between Intuit and
                  Charleston Properties for 2650 Casey Drive, Mountain View,
                  California...........................................................
     10.30(12)    Build-to-Suit Lease Agreement dated as of June 5, 1995 between Intuit and UTC Greenwich Partners, a California limited partnership.........
     10.31(12)    Lease Agreement dated as of August 31, 1995 between Intuit and
                  Airport Business Center Associates Limited Partnership, an Arizona
                  limited partnership..................................................
     10.32(13)    Supply Agreement dated August 23, 1995 by and between Intuit Inc. and
                  John H. Harland Company..............................................
     10.33(2)+    Intuit Inc. 1993 Equity Incentive Plan, as amended through November
                  25, 1996.............................................................
    10.34*+       Intuit Inc. 1996 Employee Stock Purchase Plan, as adopted on October
                  7, 1996 and amended through July 30, 1997............................
     10.35(2)+    Intuit Inc. 1996 Directors Stock Option Plan, as adopted on October
                  7, 1996..............................................................
     10.36(14)    Noncompetition Agreements dated as of October 24, 1995 between Intuit and certain former GALT shareholders.................................
     10.37(5)     Distribution, Assumption and Assignment Agreement dated as of August
                  7, 1997 between Intuit and Parsons Technology, Inc. (schedules and attachments thereto to be furnished to the Commission upon request).............................................................
     11.01*       Computation of Net Income(Loss) Per Share............................
     21.01*       List of Intuit's Subsidiaries........................................
     23.01*       Consent of Ernst & Young LLP, Independent Auditors...................
     24.01*       Power of Attorney (see signature page)...............................
     27.01*       Financial Data Schedule (filed only in electronic format)............

---------------

  +  Indicates a management contract or compensatory plan or arrangement

  *  Filed with this Form 10-K

 (1) Filed as an exhibit to Intuit's Form 10-K for the fiscal year ended July 31, 1996, filed on October 24, 1996 and incorporated by reference

 (2) Filed as an exhibit to Intuit's Form 10-Q for the quarter ended January 31, 1997, filed on March 14, 1997 and incorporated by reference

 (3) Incorporated by reference from Intuit's report on Schedule 13D with respect to its beneficial ownership of shares of Checkfree Corporation filed on February 6, 1997

 (4) Incorporated by reference from Intuit's report on Schedule 13D filed on July 7, 1997

 (5) Filed as an exhibit to Intuit's Form 8-K filed with the Commission on August 22, 1997 and incorporated by reference

 (6) Filed as an exhibit to Intuit's Registration Statement on Form S-1, filed February 3, 1993, as amended (File No. 33-57884) and incorporated by reference

 (7) Filed as an exhibit to Intuit's Form 10-K as originally filed on October 31, 1994, as amended, and incorporated by reference

 (8) Filed as an exhibit to Intuit's Form 10-Q for the quarter ended January 31, 1996, filed on March 15, 1996 and incorporated by reference

 (9) Filed as an exhibit to the ChipSoft Form S-1 registration statement filed on February 24, 1993 (file No. 33-57692) and incorporated by reference

(10) Filed as an exhibit to Intuit's Form 10-Q for the quarter ended October 31, 1994, filed on December 13, 1994 and incorporated by reference

(11) Filed as an exhibit to Intuit's Form 10-Q for the quarter ended January 31, 1995, filed on March 17, 1995 and incorporated by reference

(12) Filed as an exhibit to Intuit's Form 10-K for the fiscal year ended July 31, 1995, filed on October 30, 1995 and incorporated by reference

(13) Filed as an exhibit to Intuit's Form 10-Q for the quarter ended October 31, 1995, filed on December 14, 1995 and incorporated by reference

(14) Filed as an exhibit to Intuit's Form 8-K filed with the Commission on September 3, 1996 and incorporated by reference

(15) Filed as an exhibit to Checkfree's Form 8-K filed with the Commission on December 6, 1996

     (b) REPORTS ON FORM 8-K

    On June 11, 1997, Intuit filed a report on Form 8-K to report under Item 5 its investment in and strategic relationship with Excite, Inc.

     (c) EXHIBITS

     See Item 14(a)(3) above.

     (d) FINANCIAL STATEMENT SCHEDULES

     See Item 14(a)(2) above.