Form 10-Q
period 1997-10-31
INTUIT INC
filed 1997-12-12
CIK 896878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------


                                    FORM 10-Q

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the quarterly period ended OCTOBER 31, 1997

            or

[   ]       Transition report pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934
            For the transition period from ____________ to ____________.


                         COMMISSION FILE NUMBER 0-21180

                                   INTUIT INC.
             (Exact name of registrant as specified in its charter

       DELAWARE                                              77-0034661
(State of incorporation)                       (IRS employer identification no.)

                   2535 GARCIA AVENUE, MOUNTAIN VIEW, CA 94043
                    (Address of principal executive offices)


                                 (650) 944-6000
              (Registrant's telephone number, including area code)


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

   47,377,149 shares of Common Stock, $0.01 par value, as of December 2, 1997

--------------------------------------------------------------------------------
FORM 10-Q
INTUIT INC.
INDEX
--------------------------------------------------------------------------------

PART I   FINANCIAL INFORMATION                                            PAGE
                                                                         NUMBER
                                                                         -------
ITEM 1:  Financial Statements

         Condensed Consolidated Balance Sheets as of
           July 31, 1997 and October 31, 1997..............................  3

         Condensed Consolidated Statements of Operations for
           the three months ended October 31, 1996 and 1997................  4

         Condensed Consolidated Statements of Cash Flows for
           the three months ended October 31, 1996 and 1997................  5

         Notes to Condensed Consolidated Financial
           Statements......................................................  6

ITEM 2:  Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................. 12

PART II  OTHER INFORMATION

ITEM 6:  Exhibits and Reports on Form 8-K.................................. 18

         Signatures........................................................ 19

                                   INTUIT INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                               JULY 31,     OCTOBER 31,
                                                                                1997           1997
                                                                             ----------     ----------
(In thousands, except par value)                                                            (Unaudited)

                                     ASSETS
Current assets:
  Cash and cash equivalents ............................................     $  46,780      $  63,950
  Short-term investments ...............................................       158,319        109,994
  Marketable securities ................................................       190,800        287,685
  Accounts receivable, net .............................................        42,190         88,747
  Inventories ..........................................................         3,295          3,888
  Prepaid expenses .....................................................        13,393         14,627
                                                                             ---------      ---------
          Total current assets .........................................       454,777        568,891
Property and equipment, net ............................................        83,404         70,909
Purchased intangibles, net .............................................        19,836         16,511
Goodwill, net ..........................................................        26,935         23,452
Investments ............................................................        41,150         43,150
Restricted investments .................................................        34,766         34,262
Other assets ...........................................................         2,808          2,113
                                                                             ---------      ---------
Total assets ...........................................................     $ 663,676      $ 759,288
                                                                             =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .....................................................     $  35,688      $  37,493
  Accrued compensation and related liabilities .........................        22,458         19,542
  Deferred revenue .....................................................        22,732         24,218
  Income taxes payable .................................................         3,811             --
  Deferred income taxes ................................................        27,310         60,647
  Other accrued liabilities ............................................        99,583        112,089
                                                                             ---------      ---------
          Total current liabilities ....................................       211,582        253,989
Long-term deferred income taxes ........................................           589            525
Long-term notes payable ................................................        36,444         36,520
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.01 par value
    Authorized -- 3,000 shares
    Issued and outstanding -- none .....................................            --             --
  Common stock, $0.01 par value
    Authorized -- 250,000 shares
    Issued and outstanding - 46,942 and 47,297 shares, respectively ....           469            473
  Additional paid-in capital ...........................................       558,391        566,165
  Net unrealized gain on marketable securities .........................        20,668         78,801
  Cumulative translation adjustment and other ..........................        (1,236)        (1,195)
  Accumulated deficit ..................................................      (163,231)      (175,990)
                                                                             ---------      ---------
          Total stockholders' equity ...................................       415,061        468,254
                                                                             ---------      ---------
Total liabilities and stockholders' equity .............................     $ 663,676      $ 759,288
                                                                             =========      =========



     See accompanying notes to condensed consolidated financial statements.

                                   INTUIT INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   THREE MONTHS ENDED
                                                                       OCTOBER 31,
                                                                  1996           1997
                                                                ---------      ---------
(In thousands, except per share amounts; unaudited)
Net revenue ...............................................     $ 102,506      $  95,958
Costs and expenses:
  Cost of goods sold:
     Product ..............................................        27,045         22,396
     Amortization of purchased software ...................            40            703
  Customer service and technical support ..................        27,512         27,921
  Selling and marketing ...................................        37,401         31,949
  Research and development ................................        22,461         26,144
  General and administrative ..............................        11,906          8,509
  Charge for purchased research and development ...........         4,929             --
  Amortization of goodwill and purchased intangibles ......        10,302          3,941
                                                                ---------      ---------
          Total costs and expenses ........................       141,596        121,563
                                                                 ---------      ---------
          Loss from operations ............................       (39,090)       (25,605)
Interest and other income and expense, net ................         2,048          2,030
Gain on disposal of business ..............................            --          4,321
                                                                ---------      ---------
Loss before income taxes ..................................       (37,042)       (19,254)
Income tax benefit ........................................        (8,738)        (6,495)
                                                                ---------      ---------
Net loss ..................................................     $ (28,304)     $ (12,759)
                                                                =========      =========
Net loss per share ........................................     $   (0.61)     $   (0.27)
                                                                =========      =========
Shares used in computing net loss per share ...............        46,049         47,085
                                                                =========      =========





     See accompanying notes to condensed consolidated financial statements.

                                   INTUIT INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                   THREE MONTHS ENDED
                                                                                       OCTOBER 31,
                                                                                   1996            1997
                                                                                 ---------        -------
(In thousands; unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..................................................................     $(28,304)     $(12,759)
  Adjustments to reconcile net loss to net cash used in operating activities:
       Gain on disposal of business, net of tax .............................           --        (1,621)
       Charge for purchased research and development ........................        4,929            --
       Amortization of goodwill and other purchased intangibles .............       10,412         4,573
       Depreciation .........................................................        7,712         7,346
       Changes in assets and liabilities:
          Accounts receivable ...............................................      (34,639)      (46,557)
          Inventories .......................................................         (487)       (1,368)
          Prepaid expenses ..................................................      (13,563)        2,733
          Deferred income tax assets and liabilities ........................          (38)       (5,479)
          Accounts payable ..................................................        4,232         1,805
          Accrued compensation and related liabilities ......................        2,886        (2,780)
          Deferred revenue ..................................................       11,486         1,523
          Accrued acquisition liabilities ...................................          (94)      (15,396)
          Other accrued liabilities .........................................       17,167        19,504
          Income taxes payable ..............................................        2,335        (4,387)
                                                                                  --------      --------
            Net cash used in operating activities ...........................      (15,966)      (52,863)
                                                                                  --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ........................................       (8,620)       (8,694)
  Payment for acquisitions, net of cash acquired ............................          235            --
  Proceeds from business sold ...............................................           --        26,350
  (Increase) decrease in other assets .......................................         (119)          759
  Purchase of short-term investments ........................................      (61,526)      (17,797)
  Purchase of long-term investments .........................................           --        (2,000)
  Liquidation of short-term investments .....................................       85,852        66,626
                                                                                  --------      --------
            Net cash provided by investing activities .......................       15,822        65,244
                                                                                  --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt ......................................         (324)         (865)
  Net proceeds from issuance of common stock ................................        1,479         5,654
                                                                                  --------      --------
            Net cash provided by financing activities .......................        1,155         4,789
                                                                                  --------      --------
NET INCREASE IN CASH AND CASH EQUIVALENTS ...................................        1,011        17,170
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ............................       44,584        46,780
                                                                                  --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................................     $ 45,595      $ 63,950
                                                                                  ========      ========



     See accompanying notes to condensed consolidated financial statements.

--------------------------------------------------------------------------------
INTUIT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Intuit Inc. ("Intuit" or the "Company") is a leading developer of small business accounting, tax preparation and consumer finance software. Intuit develops, markets and supports software products and services that enable individuals, professionals and small businesses to automate commonly performed financial tasks and better organize, understand, manage and plan their financial lives. Principal products include small business accounting software, personal and professional tax preparation software, consumer finance and Internet-based products and services and financial supplies, such as invoice forms and checks, for use with certain Intuit products. Intuit markets its products through distributors and retailers and by direct sales to OEMs and individual users. Intuit's customers are located primarily in North America, Europe and Asia.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the operating results for the periods shown. Results of operations for the quarter ended October 31, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 1998 or any other future period. These condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the fiscal year ended July 31, 1997 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Net Revenue

Revenue is generally recognized at the time of shipment, net of allowances for estimated future returns and for excess quantities in distribution channels, provided that no significant vendor obligations exist and collections of accounts receivable are probable. Reserves are provided for quantities of current product versions that are considered excess and for inventories of all previous versions of products at the time new product versions are introduced. Advance payments are recorded as deferred revenue until the products are shipped or services are provided. Rebate costs are provided at the time revenue is recognized. Intuit provides warranty reserves for the estimated cost of replacing defective products at the time revenue is recognized. Internet-based revenue is recognized as fees are earned or services are provided.

Customer Service and Technical Support

Customer service and technical support costs include order processing, customer inquiries and telephone assistance. The costs of post-contract customer support are included in customer service and technical support expenses and are not included in cost of goods sold.

Cash, Cash Equivalents, Short-Term Investments and Marketable Securities

Intuit considers all highly liquid investments purchased with a maturity of three months or less at the date of acquisition to be cash equivalents. Both cash equivalents and short-term investments are considered available-for-sale securities and are carried at amortized cost which approximates fair value.
The following is a summary of the estimated fair value of cash, cash equivalents and short-term investments:

                                  JULY 31,     OCTOBER  31,
                                    1997          1997
                                 ---------      ---------
(In thousands)

Cash and cash equivalents:
  Cash .....................     $  20,188      $  26,985
  Money market funds .......         3,369          4,972
  Commercial paper .........         4,292          6,998
  Municipal bonds ..........            --         24,995
  U.S. Government securities        18,931             --
                                 ---------      ---------
                                 $  46,780      $  63,950
                                 =========      =========

Short-term investments:
  Certificates of deposit ..     $   5,075      $      99
  Commercial paper .........            --          1,492
  Corporate notes ..........        37,811         20,436
  Municipal bonds ..........       140,245        115,356
  U.S. Government securities         9,954          6,873
  Restricted investments ...       (34,766)       (34,262)
                                 ---------      ---------
                                 $ 158,319      $ 109,994
                                 =========      =========

At July 31, 1997 and October 31, 1997, Intuit held marketable securities in Checkfree Corporation ("Checkfree") with a cost of $156.4 million and a fair value of $190.8 million and $286.2 million, respectively. At October 31, 1997, Intuit also held securities in Concentric Network Corporation with zero cost and a fair value of $1.5 million. Marketable securities are carried at fair value and unrealized gains and losses, net of tax, are included in stockholders' equity. As of July 31, 1997, these investments had generated a gross unrealized gain of $34.4 million before a tax provision of $13.8 million. As of October 31, 1997, these investments had generated a gross unrealized gain of $131.3 million before a tax provision of $52.5 million. Realized gains and losses from sales of each type of security for the quarter ended October 31, 1997 were immaterial.

Marketable securities in Checkfree were obtained as a result of Intuit's sale of its online banking and bill payment transaction processing business to Checkfree in January 1997. For more information on this sale, see Note 3 of Notes to Condensed Consolidated Financial Statements. For information about restricted investments, see Note 6 of Notes to Condensed Consolidated Financial Statements.

The estimated fair value of cash equivalents and short-term investments by contractual maturity is as follows:


                            JULY 31,     OCTOBER 31,
                              1997          1997
                           ---------      ---------
(In thousands)

Due within one year ..     $ 155,832      $ 149,847
Due after one year ...        63,845         31,374
Restricted investments       (34,766)       (34,262)
                           ---------      ---------
                           $ 184,911      $ 146,959
                           =========      =========

Goodwill and Intangible Assets

The excess cost over the fair value of net assets acquired (goodwill) is generally amortized on a straight-line basis over periods not exceeding 3 years. The cost of identified intangibles is generally amortized on a straight-line basis over periods from 1 to 10 years. The carrying value of goodwill and intangible assets is reviewed on a regular basis for the existence of facts or circumstances, both internal and external, that may suggest impairment. To date, no such impairment has been indicated. Should there be an impairment in the future, the Company will measure the amount of the impairment based on undiscounted expected future cash flows from the impaired assets. The cash flow estimates that will be used will reflect management's best estimates, using appropriate and customary assumptions and projections at the time. Components of intangible assets are as follows:

                                               NET BALANCE AT
                               LIFE IN     JULY 31,    OCTOBER 31,
                                YEARS        1997         1997
                               -------     --------    -----------
(In thousands)

Goodwill ...................      3        $ 26,935    $  23,452
Customer lists .............     3-5          3,144        2,102
Covenant not to compete.....     4-5          2,125          567
Purchased technology .......     1-5          7,517        7,070
Other intangibles ..........     1-10         7,050        6,772

Other intangibles include items such as trade names, logos and other identified intangible assets. The balances presented above are net of total accumulated amortization of $147.1 million and $83.8 million at July 31, 1997 and October 31, 1997, respectively. The accumulated amortization balance at July 31, 1997 included $67.8 million relating to the acquisition of Parsons Technology, Inc. ("Parsons") in September 1994.

Concentration of Credit Risk

Intuit's product revenues are concentrated in the personal computer software industry, which is highly competitive and rapidly changing. Significant technological changes in the industry or in customer requirements, or the emergence of competitive products with new capabilities or technologies, could adversely affect Intuit's operating results.

Intuit is subject to concentration of credit and/or valuation risk because it holds short-term investments, marketable securities and trade accounts receivable. Intuit holds shares of Checkfree common stock as marketable securities, representing approximately 19% of Checkfree's outstanding common stock at October 31, 1997. Intuit also holds approximately 18% of Excite's outstanding common stock as of October 31, 1997. The Company's ability to dispose of both the Checkfree and Excite stock is restricted by volume trading limitations and other contractual arrangements. No Excite shares may be sold prior to December 1998 and these shares are therefore currently accounted for as a long-term investment, rather than as marketable securities. If marketable securities experience a permanent decline in value below cost, it will be reported in earnings. Intuit's remaining investment portfolio is diversified and generally consists of short-term investment grade securities. The Company performs ongoing customer credit evaluations to decrease the credit risk associated with accounts receivable. Generally, no collateral is required. Intuit maintains reserves for estimated credit losses and such losses have historically been within management's expectations.

Recent Pronouncements

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," which will require a change in the method used to compute earnings per share and is effective for interim and annual periods ending after December 15, 1997. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. There would have been no effect on primary earnings per share for the quarters ended October 31, 1996 and 1997. Intuit has not yet determined what the impact of SFAS 128 will be on the calculation of fully diluted earnings per share.

In June 1997, FASB issued SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains/losses on available for sale securities. The disclosure prescribed by SFAS 130 is required beginning with the quarter ending October 31, 1998.

In June 1997, FASB issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has not yet determined the impact, if any, of adopting this standard. The disclosures prescribed by SFAS 131 are required in fiscal year 1999.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current presentation format.

2.    ACQUISITIONS

In September 1996, Intuit completed its acquisition of GALT Technologies, Inc., a provider of mutual fund information on the World Wide Web. The acquisition was treated as a purchase for accounting purposes. Under the terms of the acquisition agreement, Intuit issued 212,053 shares of Intuit common stock and options to purchase approximately 33,686 shares of Intuit common stock to GALT stockholders and option holders, respectively, at the date of acquisition. Of the purchase price of $14.6 million, approximately $8.5 million was allocated to identified intangible assets and goodwill, which is being amortized over a period not to exceed three years. Approximately $4.9 million of in-process research and development was expensed in the quarter ended October 31, 1996. Pro forma information has not been presented because it is not material.

In February 1997, Intuit's French subsidiary completed its acquisition of Somma France S.A.R.L., a French small business accounting software company, for a purchase price of approximately $2.3 million. In addition, assumed liabilities were $0.8 million. The cash acquisition was treated as a purchase for accounting purposes. Approximately $2.5 million was allocated to identified intangible assets and goodwill, which is being amortized over a period not to exceed three years. Pro forma information for Somma has not been presented because it is not material.

In March 1997, Intuit KK, a wholly owned subsidiary of Intuit, completed its acquisition of Nihon Micom Co. Ltd. ("Nihon Micom"), a Japanese small business accounting software company, for cash. The acquisition was treated as a purchase for accounting purposes. The purchase price of the acquisition was approximately $39.9 million. In addition, liabilities of approximately $9.6 million were assumed. Approximately $32.8 million was allocated to identified intangible assets and goodwill, which is being amortized over a period not to exceed three years. An in-process research and development charge of $6.1 million was expensed in the quarter ended April 30, 1997. Under the terms of the agreement, Intuit issued options to purchase 89,170 shares of Intuit common stock to employees of Nihon Micom on the date of acquisition. Pro forma information for Nihon Micom has not been presented because it is not material.

Consistent with the guidelines established by SFAS 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," for each acquisition accounted for as a purchase, Intuit determined the amounts allocated to developed and in-process research and development based on whether technological feasibility had been achieved and whether there was an alternative future use for the technology. Due to the absence of detailed program designs, evidence of technological feasibility was established through the existence of a completed working model at which point functions, features and technical performance requirements can be demonstrated. As of the respective dates of the acquisitions, Intuit concluded that the in-process research and development had no alternative future use after taking into consideration the potential for usage of the software in different products, resale of the software and internal usage.

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

The divested online banking and bill payment business of ISC was accounted for as a discontinued operation. Operating results for discontinued operations for the period beginning August 1, 1996 until the close of the sale on January 27, 1997 were deferred. These losses were approximately $5.8 million, net of a tax benefit of approximately $3.9 million, and were netted against the gain on sale of discontinued operations.

On August 7, 1997, the Company completed the sale of Parsons, its consumer software and direct marketing subsidiary, to Broderbund Software, Inc. for approximately $31 million. Net assets assumed by Broderbund as a result of the sale were approximately $17 million and direct costs incurred by Intuit relating to the sale were approximately $9.5 million. As a result of the divestiture, the Company recorded a pre-tax gain of $4.3 million and a related tax provision of $2.7 million in the quarter ended October 31, 1997.

The following information shows pro forma net revenue, net loss and net loss per share of Intuit as if the disposition of Parsons had taken place as of the beginning of fiscal 1997:

                                               THREE MONTHS ENDED
                                                OCTOBER 31, 1996
                                                ----------------
(In thousands, except per share amounts)

Net revenue ..................................     $ 84,781
Net loss .....................................      (27,842)
Net loss per share ...........................     $  (0.60)

4.     INVESTMENTS

In June 1997, Intuit purchased 2.9 million shares of Excite common stock for $13.50 per share, or approximately $39.2 million. The shares represented approximately 19% of Excite's outstanding common stock after the transaction. Under the purchase agreement, Intuit may not sell any shares until December 1998, and sales after

December 1998 are restricted. Intuit is currently carrying this investment at cost as a long-term asset. As resale restrictions lapse over time, unrestricted shares will be accounted for as marketable securities.

5.    OTHER ACCRUED LIABILITIES

                                                 JULY 31,      OCTOBER 31,
                                                   1997           1997
                                                 --------       --------
(In thousands)

Reserve for returns and exchanges .............. $ 36,310       $ 46,282
Acquisition and disposition related items ......   38,866         32,970
Rebates ........................................    2,876          6,950
Post-contract customer support .................    4,233          5,006
Other accruals .................................   17,298         20,881
                                                 --------       --------
                                                 $ 99,583       $112,089
                                                 ========       ========

6.    NOTES PAYABLE AND COMMITMENTS

In March 1995, Intuit entered into a 20-year loan for $4.0 million for its technical support site in New Mexico. The interest rate was variable with a maximum rate of 10%. At October 31, 1997, the interest rate was 8.5%. The fair value of the loan approximated cost, as the interest rate on the borrowings was adjusted periodically to reflect market rates. This property was disposed of and the note was repaid on November 3, 1997.

In March 1997, Intuit's Japanese subsidiary, Intuit KK, entered into a three year loan agreement with Japanese banks for approximately $30.3 million used to fund its acquisition of Nihon Micom. The interest rate is variable based on the Tokyo interbank offered rate ("TIBOR") or the short-term prime rate offered in Japan. At October 31, 1997, the interest rate was approximately 0.9%. The fair value of the loan approximates cost as the interest rate on the borrowings is adjusted periodically to reflect market rates (which are currently significantly lower in Japan than in the United States). The loan is guaranteed by Intuit and Intuit has pledged approximately $34.3 million, or 110% of the loan balance, of short-term investments to be restricted as security for the borrowings at October 31, 1997.

7.    INCOME TAXES

The provision for income taxes was computed by applying the estimated annual effective tax rate to recurring operations and amortization of intangible assets, exclusive of the write-off of in-process research and development and the amortization of goodwill. The benefit for the quarter ended October 31, 1997 is offset by a provision for the gain on disposal of business.

8.    LITIGATION

Intuit is subject to legal proceedings and claims that arise in the course of its business. Intuit believes that the ultimate amount of liability, if any, for any pending actions (either alone or combined) will not materially affect its financial position, results of operations or liquidity. However, the ultimate outcome of any litigation is uncertain. An unfavorable outcome could have a material negative impact. In addition, any litigation, regardless of outcome, can have an adverse impact on Intuit because of defense costs, diversion of management resources and other factors.

9.    SUBSEQUENT EVENTS

On December 2, 1997, the Company announced a five-year agreement with CNNfn.com, a financial news web site, to create a co-branded personal finance channel. The channel is expected to include business news and financial information including areas such as banking, investing, taxes, home mortgages and insurance, auto insurance and auto financing. Under terms of the agreement, the companies will share revenue generated by the channel.

--------------------------------------------------------------------------------
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

CAUTIONS ABOUT FORWARD LOOKING STATEMENTS

This section of the 10-Q contains forward-looking information about future financial results and other events that have not yet occurred. For example, statements like Intuit "expects" or "anticipates" are forward looking. This information includes, but is not limited to, information about the prospects for QuickBooks, Quicken 1998, Intuit's Internet-based businesses and expected trends in operating expenses. Investors should be aware that actual results may differ materially from the Company's expectations because of risks and uncertainties about the future. Such factors include, but are not limited to, intense competition and pricing pressures; uncertain growth of the markets for the Company's offerings; possible delays in product launch dates; product errors or other events that lead to greater demand for customer service and technical support; risks associated with regulated businesses such as insurance and mortgage lending; the Company's ability to adapt and expand its product, service and content offerings for the Internet environment; the timing and consumer acceptance of new products and services; the cost of implementing the Company's Internet strategy; and uncertainty as to timing and amount of potential Internet-related revenue and profit. In addition, the Company will not necessarily update the information in this 10-Q if any forward-looking information later turns out to be inaccurate. Additional information on factors that could affect future results and events is included in the Company's report on Form 10-K for its fiscal year ended July 31, 1997 filed with the Securities and Exchange Commission.

OVERVIEW

Intuit's mission is to revolutionize the way individuals and small businesses organize, understand, manage and plan their financial lives. To achieve this, the Company develops, markets and supports small business accounting, tax preparation and consumer finance software products and related supplies and services. Revenues come primarily from the United States, Japan, Germany, Canada, the United Kingdom and France through both retail distribution channels and direct customer sales. While substantially all of Intuit's revenue now comes from its core desktop computer software and related products and services, Internet-based products and services are an increasingly important part of Intuit's business strategy. In the first quarter of 1998, the Company continued to devote significant financial resources to developing Internet-related products and services.

Intuit's business is highly seasonal. Sales of tax products are heavily concentrated from December through March due to the tax return filing season. Sales of consumer finance products are typically strongest during the year-end holiday buying season, so major consumer product launches usually occur in the fall to take advantage of this consumer buying pattern. These seasonal patterns mean that financial results are usually strongest during the quarters ending January 31 and April 30, and that operating losses have historically occurred for the quarters ending July 31 and October 31. Operating results can also fluctuate from quarter to quarter for other reasons, such as changes in product launch dates, non-recurring events such as acquisitions, and product price cuts in quarters with relatively high fixed expenses. Because of these factors, the Company believes that consecutive quarterly comparisons of operating results are not meaningful and don't necessarily indicate future performance.

The Company recognizes revenue at the time products are shipped, less reserves for expected returns from both the retail and direct channels. These return reserves are difficult to predict, especially for seasonal products. If at any point returns are materially higher than reserved amounts, this could have a material negative impact on both revenue and operating results.

There have been a number of recent one-time, non-recurring events that have had a significant impact on the Company. In the second quarter of fiscal 1997, Intuit sold its electronic banking and bill payment subsidiary, Intuit Services Corporation ("ISC"), to Checkfree Corporation ("Checkfree"). The sale resulted in a gain, net of tax, of $71.2 million. In the third quarter of fiscal 1997, Intuit's Japanese subsidiary, Intuit KK, acquired Nihon Micom Co. Ltd. ("Nihon Micom"), a Japanese small business accounting software company, for approximately $39.9 million. In the fourth quarter of fiscal 1997, Intuit recorded a $10.4 million charge from restructuring technical support operations in the United States and Europe. In the fourth quarter of fiscal 1997, Intuit announced an agreement with Excite, Inc. ("Excite") making Intuit the exclusive provider of personal financial content for all of Excite's Internet services. The Company expects the agreement to result in increased traffic to its Internet-based products and services that should eventually generate revenue for Intuit and Excite from a combination of advertising, marketing and participation-based fees. Pursuant to the agreement, Intuit and Excite jointly launched a new finance channel called "Excite Business & Investing by Quicken.com," in the first quarter of fiscal 1998. In the first quarter of fiscal 1998, the Company also completed the sale of its consumer software and direct marketing subsidiary, Parsons Technology, Inc. ("Parsons") to Broderbund Software. The Parsons sale resulted in a pre-tax gain of $4.3 million and a related tax provision of $2.7 million.

RESULTS OF OPERATIONS

Set forth below are certain consolidated statement of operations data, including percentage of net revenue, for the quarters ended October 31, 1997 and 1996. Investors should note that results for the quarter ended October 1996 include operating activity for the divested Parsons subsidiary that was sold on August 7, 1997. For Intuit's pro forma results for the first fiscal quarter of 1997 excluding the effect of Parsons, see Note 3 to the Condensed Consolidated Financial Statements.

NET REVENUE

                                  Three Months Ended October 31,
                                    1996      Change      1997
                                  ---------   ------    --------
(Dollars in millions)
Software .....................    $   84.5     (12)%     $  74.1
 % of revenue ................         82%                   77%

Supplies .....................    $   18.0      22%      $  21.9
 % of revenue ................         18%                   23%

Total                             $  102.5      (6)%     $  96.0

Excluding operations for the divested Parsons subsidiary in the first quarter of fiscal 1997, total revenue increased by 13% for the first quarter of fiscal 1998 compared to the same quarter of the prior fiscal year. Parsons represented 17% of total revenue for the first quarter of fiscal 1997.

Small Business Division. The Company's small business division derives revenue from sales of the QuickBooks product line, financial supplies products, payroll tax table services and support fees paid by QuickBooks users who are charged for telephone assistance. The QuickBooks product line, which is sold through both direct and retail channels, experienced approximately 30% sales growth for the quarter ended October 31, 1997 over the same quarter of the prior year, due primarily to strong retail demand. Financial supplies revenue, which includes the sale of invoices, checks and envelopes to the Company's small business customers, was up 22% from the same quarter of the prior year. Though they are smaller components of the small business division, payroll tax table and fee for support revenues also grew significantly over the comparable quarter of fiscal 1997. In October 1997, the Company released "Quicken Home & Business," a new consumer finance product targeted at customers who use Quicken to manage their small businesses. While it is too early to determine whether this product will be successful, there is a risk that it may have a negative impact on QuickBooks product sales in fiscal 1998. In addition, Intuit plans to introduce a new multi-user version of QuickBooks late in fiscal 1998. While this product represents a significant opportunity for future sales, a delay in releasing this version could result in an adverse effect on the Company's revenues and operating results for fiscal 1998.

Tax Division. Due to the seasonal nature of the tax business, the first quarter normally generates very little revenue from tax products. The majority of tax division sales generally occur in the Company's second quarter. Intuit believes the approaching tax season presents both significant opportunity and risk. There is opportunity because newly passed federal tax legislation may bring new users to the personal tax preparation market. Risks include increased competition anticipated from H&R Block's aggressively priced TaxCut product, the challenge of rapidly developing and launching high-quality products that accurately reflect the new tax legislation, and the challenge of retaining customers who have traditionally purchased tax products from the divested Parsons subsidiary. While the Company has undertaken product development and marketing efforts intended to take advantage of opportunities, the impact on the Company's revenues and operating results will be unknown until the second fiscal quarter and beyond.

Consumer Finance Division. The consumer finance division includes personal finance desktop software (primarily Quicken) and Internet-based products and services available through Quicken.com, including those offered jointly by Intuit and Excite. Overall, consumer finance revenue increased 12% from the first quarter of fiscal 1997 to the first quarter of fiscal 1998. However, revenue for the current quarter included a $10 million fee from Checkfree for connecting Quicken customers to Checkfree's on-line banking and bill payment services. Without this fee, consumer finance revenue declined by approximately 15% in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. Intuit received a similar $10 million fee in the second quarter of fiscal 1997 but will not receive any additional fees from Checkfree in the future.

In October 1997, the Company released its Quicken 1998 product line, including "Quicken Home & Business." For the current quarter, the Company experienced a 23% reduction in Quicken revenue compared to the same quarter a year ago. This downward trend is consistent with recent sales of the Quicken product line, which declined by approximately 20% in the 1997 fiscal year compared to fiscal 1996. It is too early to determine whether Quicken 1998 will experience a similar decline in subsequent quarters.

Internet-based revenue includes advertising, marketing and participation-based fees generated by on-line banking, Intuit's Quicken.com web site and web-based services offered jointly by Intuit and Excite. Pursuant to Intuit's agreement with Excite, certain revenue related to the Quicken.com site is split with Excite. Internet-based revenue for the first quarter of fiscal 1998 increased by approximately 75% over the prior year quarter, though it only represents approximately 5% of the Company's total revenue. The increase in Internet-based revenue is a result of expansion of the Quicken.com site, and the agreement with Excite, which have led to increased advertising and other fees. While Internet-based businesses represent a significant opportunity for future revenue growth, they are expected to remain an insignificant contributor to the Company's total revenue for the remainder of fiscal 1998. Because the Internet is relatively new, the Company's investment into these initiatives is risky. Intuit expects revenue from Internet-based offerings to continue to grow, though the rate of growth and impact on operating results cannot be reasonably estimated.

International Division. International revenue in the first quarter of 1998 grew by approximately 4% from the same quarter a year ago. The modest growth rate was due to a stronger dollar, a weaker than expected Japanese computer market and the fact that the Company's German subsidiary did not release a new version of Quicken as it did in the first quarter of fiscal 1997. This was offset somewhat by higher than expected revenue in the U.K., Canada and France. Intuit believes that the stronger dollar and the weak Japanese economy may continue to have a negative impact on revenues in Japan for the remainder of the fiscal year.

COST OF GOODS SOLD

                                                  Three Months Ended October 31,
                                                   1996    Change       1997
                                                 -------   -------    ---------
(Dollars in millions)
Product ........................................ $  27.1     (17)%     $  22.4
% of revenue ...................................     26%                   23%

Amortization of purchased software & other ..... $   0.0     100%      $   0.7
% of revenue ...................................      0%                    1%

There are two components of cost of goods sold. The largest is the direct cost of manufacturing and shipping products. The second component is the amortization of purchased software, which is the cost of products obtained through acquisition. Total cost of goods sold decreased to 23% of net revenue for the first quarter of fiscal 1998 compared to 26% for the first quarter of fiscal 1997. Excluding the operating results for the divested Parsons subsidiary in the first quarter of fiscal 1997, cost of goods sold represented 27% of revenue. The current year improvement was the result of a continuing shift of consumer preferences toward CD ROM products, which cost less to manufacture and ship than disk-based products. Improvements were also due to a more efficient order taking process in the financial supplies business, which resulted in fewer re-orders. Additionally, the $10 million fee received from Checkfree had a positive impact on cost of goods sold as a percent of revenue since no cost of sales expenses were associated with the fee. While the Company plans to take steps intended to continue to decrease cost of goods sold as a percentage of net revenue, there can be no assurance that this will occur or that margins will continue at their current rates. If there are errors in Intuit's current or future products, there could be increases in cost of goods sold and an adverse effect on operating results. Specifically, the impact of the tax law changes on Intuit's tax preparation products and the release of the multi-user version of QuickBooks may increase the risk of product errors for the remainder of fiscal 1998.

OPERATING EXPENSES

                                                     Three Months Ended October 31,
                                                        1996    Change    1997
                                                      -------   ------  -------
(Dollars in millions)
Customer service & technical support ..............   $  27.5      1%   $  27.9
 % of revenue .....................................       27%               29%

Selling & marketing ...............................   $  37.4    (14)%  $  32.0
 % of revenue .....................................       36%               33%

Research & development ............................   $  22.5     16%   $  26.2
 % of revenue .....................................       22%               27%

General and administrative ........................   $  11.9    (29)%  $   8.5
 % of revenue .....................................       12%                9%

Charge for purchased research and development......   $   4.9   (100)%  $   0.0
 % of revenue .....................................        5%                0%

Other acquisition costs, including amortization of
  goodwill and purchased intangibles...............   $  10.3    (62)%  $   3.9
 % of revenue .....................................       10%                4%

Customer Service and Technical Support. Excluding operations for the divested Parsons subsidiary in the first quarter of fiscal 1997, customer service and technical support expenses decreased to 29% of net revenue for the first quarter of fiscal 1998 compared to 31% in the same quarter of the prior year. This improvement is primarily due to a decrease in costs resulting from the restructuring and consolidation of Intuit's technical support facilities in the United States and Europe in the fourth quarter of fiscal 1997. These cost reductions were partially offset by additional expenses that were incurred in an effort to convert tax software customers of the divested Parsons subsidiary to the Company's TurboTax products. While the Company anticipates that expenses will continue to decrease as a percentage of sales because of the restructuring and other cost saving initiatives, there is a risk that expenses could increase significantly if there are greater than expected customer service and technical support demands. Such increases in demand could occur if the current year's tax products contain errors. This has a higher risk of occurring considering the many changes that will be incorporated into this year's products because of recent tax legislation. The new multi-user QuickBooks product may also result in significantly higher customer service and technical support expenses since customers are likely to need considerably more assistance with this more complex product.

Selling and Marketing. Excluding operations for the divested Parsons subsidiary in the first quarter of fiscal 1997, selling and marketing expenses remained essentially flat at 33% of revenue for the first quarter of fiscal 1998 and 1997.

Research and Development. Excluding operations for the divested Parsons subsidiary in the first quarter of fiscal 1997, research and development expenses increased to 27% of net revenue for the first quarter of fiscal 1998 compared to 25% in the prior year quarter. This increase reflects Intuit's increasing investment in Internet-related initiatives. The Company expects that expenses for the development of both existing and future Internet-based offerings will continue to result in higher research and development expenses as a percentage of net revenue for the remainder of the fiscal year. While the degree of potential increases in research and development expenses cannot be estimated, they may have an adverse effect on operating results, particularly if revenue from these services does not meet expectations.

General and Administrative. Excluding operations for the divested Parsons subsidiary in the first quarter of fiscal 1997, general and administrative expenses decreased to 9% of net revenue for the first quarter of fiscal 1998 compared to 13% in the same quarter for the prior fiscal year. This decrease is primarily the result of a reduction in bad debt expense due to fewer financially distressed members of the Company's retail and distribution channel in the current quarter compared to the same quarter of the prior fiscal year.

Charge for Purchased Research and Development. Purchased research and development charges are one-time expenses incurred as part of an acquisition based on the amount of the purchase price allocated to acquired products that are under development. A one-time charge of $4.9 million was recorded in the first quarter of fiscal 1997 for the acquisition of GALT Technologies Inc. There were no one-time charges or acquisitions for the first quarter of fiscal 1998.

Other Acquisition Costs. Other acquisition costs include the amortization of goodwill and purchased intangibles that are recorded as part of an acquisition. These costs decreased to $3.9 million in the first quarter of fiscal 1998 compared to $10.3 million in the first quarter of fiscal 1997. This was primarily attributable to the fact that a majority of the intangibles related to the December 1993 Chipsoft acquisition became fully amortized during fiscal 1997. The high levels of non-cash amortization expense related to completed acquisitions will continue to have a negative impact on operating results in future periods. Assuming no additional acquisitions and no impairment of value resulting in an acceleration of amortization, future amortization will reduce net income by approximately $12.7 million, $11.1 million, $5.6 million and $0.6 million for the years ending July 31, 1998 through 2001, respectively. If Intuit completes additional acquisitions in the future, there could be an incremental negative impact on operating results from future amortization relating to such acquisitions.

OTHER INCOME

                                              Three Months Ended October 31,
                                                 1996   Change      1997
                                                ------   -----     ------
(Dollars in millions)
Interest and other income and expense, net.     $  2.0      0%     $  2.0
% of revenue ..............................         2%                 2%

Gain on disposal of business ..............     $  0.0    100%     $  4.3
% of revenue ..............................         0%                 4%

For the current quarter, interest and other income and expense, net, remained essentially flat as a percentage of revenue compared to the prior year quarter. The $4.3 million gain on disposal of business in the current fiscal quarter resulted from the sale of Parsons, Intuit's direct marketing subsidiary, in August 1997.

INCOME TAXES

                                       Three Months Ended October 31,
                                       1996       Change        1997
                                     -------      ------      -------
(Dollars in millions)
Income tax benefit ...............   $ (8.7)      (25)%       $ (6.5)
% of revenue .....................     (8)%                     (7)%

For the quarter ended October 31, 1997, Intuit recorded an income tax benefit of $6.5 million on a pretax loss of $19.3 million. This compares to the quarter ended October 31, 1996 which resulted in an income tax benefit of $8.7 million on a pretax loss of $37.0 million. The tax provision reflects the non-deductible status of both in-process research and development charges and the amortization of goodwill. The benefit for the quarter ended October 31, 1997 is offset by a provision resulting from the gain on disposal of Parsons. At October 31, 1997, there was a valuation allowance of $4.2 million for tax assets of Intuit's international subsidiaries based on management's assessment that the Company may not receive the benefit of certain loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 1997, the Company had $173.9 million in cash and short-term investments, a $31.2 million decrease from July 31, 1997. The decrease was primarily due to the seasonality of the Company's business, which typically results in the majority of net revenues and cash receipts occurring in the January and April quarters. During the quarter ended October 31, 1997, operating activities used $52.9 million in cash driven by net losses and higher accounts receivable balances as a result of the launch of Quicken 1998 in late October. A reduction in acquisition- related liabilities also resulted in a $15.4 million use of cash due to the Company's payment of accrued expenses related to the sale of ISC, the acquisition of Nihon Micom and the divestiture of Parsons. These uses of cash were offset by an increase in accrued liabilities of $19.5 million. This increase was primarily attributable to the October 1997 launch of Quicken, which resulted in increased reserves for product returns.

The first quarter of fiscal 1998 generated $65.2 million from investing activities. The majority of this cash was generated from the sale of short-term investments in order to fund first quarter operations. The Company also received $26.4 million in cash proceeds for the sale of its Parsons subsidiary offset by $8.7 million in funds spent on the purchase of property and equipment. Financing activities provided $4.8 million in the first quarter primarily attributable to proceeds from the exercise of employee stock options.

Intuit enters into leases for new or expanded facilities in the normal course of its business. During 1996, Intuit began moving its headquarters from Menlo Park, California to larger facilities in Mountain View, California. The move is expected to be complete by the end of calendar year 2000. The Company leases various other properties throughout the world. Intuit has no other significant capital expenditure commitments, although there may be additional cash requirements for strategic acquisitions in the future.

The Company believes that its cash and short-term investments will be sufficient to meet anticipated seasonal working capital and capital expenditure requirements for at least the next twelve months.

--------------------------------------------------------------------------------
PART II: OTHER INFORMATION
ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a) THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS REPORT:

Exhibit 2.01 Stock Purchase Agreement dated as of August 6, 1997 by and among Intuit Inc., Broderbund Software, Inc. and Parsons
                 Technology, Inc. (1)

Exhibit 2.02     Distribution, Assumption and Assignment Agreement dated as of
                 August 7, 1997 between Intuit Inc. and Parsons Technology, Inc.
                 (1)

Exhibit 11.01    Computation of net loss per share

Exhibit 27.01    Financial Data Schedule (filed only in electronic format)

----------
(1) Incorporated by reference from Intuit's report on Form 8-K filed with the Securities and Exchange Commission on August 22, 1997.


(b)  REPORTS ON FORM 8-K:

     On August 22, 1997, the Company filed a report on Form 8-K with the Securities and Exchange Commission to report the Company's divestiture of its subsidiary, Parsons Technology, Inc. The report included an unaudited pro forma condensed balance sheet at April 30, 1997, unaudited pro forma condensed statements of operations for the twelve months ended July 31, 1996 and for the nine months ended April 30, 1997, and notes thereto, as described more fully in Item 7 of the report.

--------------------------------------------------------------------------------
SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              INTUIT INC.
                              (REGISTRANT)





Date:  December 12, 1997       By: /s/ GREG J. SANTORA
                                   ----------------------------------------
                                   Greg J. Santora
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

  Exhibit
  Number                           Description
  -------                          -----------

Exhibit 2.01 Stock Purchase Agreement dated as of August 6, 1997 by and among Intuit Inc., Broderbund Software, Inc. and Parsons
                 Technology, Inc. (1)

Exhibit 2.02     Distribution, Assumption and Assignment Agreement dated as of
                 August 7, 1997 between Intuit Inc. and Parsons Technology, Inc.
                 (1)

Exhibit 11.01    Computation of net loss per share

Exhibit 27.01    Financial Data Schedule (filed only in electronic format)

----------
(1) Incorporated by reference from Intuit's report on Form 8-K filed with the Securities and Exchange Commission on August 22, 1997.