Form 10-Q
period 1998-01-31
INTUIT INC
filed 1998-03-13
CIK 896878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------


                                    FORM 10-Q

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended JANUARY 31, 1998 or

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


                                 (650) 944-6000
              (Registrant's telephone number, including area code)


   Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X     No
                                                 ---      ---

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   48,043,158 shares of Common Stock, $0.01 par value, as of February 28, 1998

--------------------------------------------------------------------------------
FORM 10-Q
INTUIT INC.
INDEX
--------------------------------------------------------------------------------


                                                                                              PAGE
                                                                                             NUMBER
                                                                                             ------
PART I                  FINANCIAL INFORMATION

ITEM 1:                 Financial Statements

                        Condensed Consolidated Balance Sheets as of
                              July 31, 1997 and January 31, 1998.............................  3

                        Condensed Consolidated Statements of Operations for
                              the three and six months ended January 31, 1997 and 1998.......  4

                        Condensed Consolidated Statements of Cash Flows for
                              the six months ended January 31, 1997 and 1998.................  5

                        Notes to Condensed Consolidated Financial
                              Statements.....................................................  6

ITEM 2:                 Management's Discussion and Analysis of Financial
                              Condition and Results of Operations............................ 12

PART II                 OTHER INFORMATION

ITEM 4:                 Submission of Matters to a Vote of Security Holders.................. 20

ITEM 6:                 Exhibits and Reports on Form 8-K..................................... 21

                        Signatures........................................................... 22

                                   INTUIT INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             JULY 31,           JANUARY 31,
                                                                               1997                1998
                                                                           ------------        ------------
(In thousands, except par value)                                                                (Unaudited)
                             ASSETS
Current assets:
  Cash and cash equivalents ........................................       $     46,780        $    105,532
  Short-term investments ...........................................            158,319             143,179
  Marketable securities ............................................            190,800             394,049
  Accounts receivable, net .........................................             42,190             170,277
  Inventories ......................................................              3,295               4,811
  Prepaid expenses .................................................             13,393              18,622
                                                                           ------------        ------------
          Total current assets .....................................            454,777             836,470
Property and equipment, net ........................................             83,404              70,574
Purchased intangibles, net .........................................             19,836              13,676
Goodwill, net ......................................................             26,935              19,190
Investments ........................................................             41,150               2,000
Restricted investments .............................................             34,766              32,493
Other assets .......................................................              2,808               2,678
                                                                           ------------        ------------
Total assets .......................................................       $    663,676        $    977,081
                                                                           ============        ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .................................................       $     35,688        $     59,535
  Accrued compensation and related liabilities .....................             22,458              20,595
  Deferred revenue .................................................             22,732              38,602
  Income taxes payable .............................................              3,811              16,940
  Deferred income taxes ............................................             27,310              92,147
  Other accrued liabilities ........................................             99,583             156,267
                                                                           ------------        ------------
          Total current liabilities ................................            211,582             384,086
Long-term deferred income taxes ....................................                589                 300
Long-term notes payable ............................................             36,444              31,253
Commitments and contingencies.......................................
Stockholders' equity:...............................................
  Preferred stock, $0.01 par value..................................
    Authorized -- 3,000 shares......................................
    Issued and outstanding - none ..................................                 --                  --
  Common stock, $0.01 par value.....................................
     Authorized -- 250,000 shares...................................
     Issued and outstanding - 46,942 and 47,833 shares, respectively                469                 478
  Additional paid-in capital .......................................            558,391             577,542
  Net unrealized gain on marketable securities .....................             20,668             117,929
  Cumulative translation adjustment and other ......................             (1,236)               (361)
  Accumulated deficit ..............................................           (163,231)           (134,146)
                                                                           ------------        ------------
          Total stockholders' equity ...............................            415,061             561,442
                                                                           ------------        ------------
Total liabilities and stockholders' equity .........................       $    663,676        $    977,081
                                                                           ============        ============


     See accompanying notes to condensed consolidated financial statements.

                                   INTUIT INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                             JANUARY 31,                JANUARY 31,
                                                                         1997          1998          1997          1998
                                                                       --------      --------      --------      --------
(In thousands, except per share amounts;unaudited)
Net revenue ........................................................   $265,978      $237,513      $368,484      $333,471
Costs and expenses:
 Cost of goods sold:
    Product ........................................................     58,621        45,479        85,666        67,875
    Amortization of purchased software and other ...................        114           650           154         1,353
 Customer service & technical support ..............................     40,559        37,511        68,071        65,432
 Selling & marketing ...............................................     53,235        46,990        90,636        78,939
 Research & development ............................................     22,930        26,634        45,391        52,778
 General & administrative ..........................................     10,718         9,698        22,624        18,207
 Charge for purchased research and development .....................         --            --         4,929            --
 Amortization of goodwill and purchased intangibles ................      6,192         4,920        16,494         8,861
                                                                       --------      --------      --------      --------
          Total costs & expenses ...................................    192,369       171,882       333,965       293,445
                                                                       --------      --------      --------      --------
          Income from operations ...................................     73,609        65,631        34,519        40,026
Interest and other income and expense, net .........................      1,758         2,241         3,806         4,271
Gain on disposal of business .......................................         --            --            --         4,321
                                                                       --------      --------      --------      --------
Income from continuing operations before income tax ................     75,367        67,872        38,325        48,618
Income tax provision ...............................................     30,667        26,028        21,929        19,533
                                                                       --------      --------      --------      --------
Net income from continuing operations after tax ....................     44,700        41,844        16,396        29,085
Gain on sale of discontinued operations, net of tax ................     71,240            --        71,240            --
                                                                       --------      --------      --------      --------
Net income .........................................................   $115,940      $ 41,844      $ 87,636      $ 29,085
                                                                       ========      ========      ========      ========


Basic net income per share from continuing operations ..............   $   0.96      $   0.88      $   0.36      $   0.61

Basic net income per share from sale of discontinued operations ....       1.54            --          1.54            --
                                                                       --------      --------      --------      --------
Basic net income per share .........................................   $   2.50      $   0.88      $   1.90      $   0.61
                                                                       ========      ========      ========      ========
Shares used in per share amounts ...................................     46,391        47,560        46,220        47,322
                                                                       ========      ========      ========      ========
Diluted net income per share from continuing operations.............   $   0.94      $   0.85      $   0.35      $   0.59

Diluted net income per share from sale of discontinued operations...       1.50            --          1.50            --
                                                                       --------      --------      --------      --------
Diluted net income per share........................................   $   2.44      $   0.85      $   1.85      $   0.59
                                                                       ========      ========      ========      ========
Shares used in per share amounts ...................................     47,631        49,438        47,484        48,929
                                                                       ========      ========      ========      ========



     See accompanying notes to condensed consolidated financial statements.

                                   INTUIT INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                          SIX MONTHS ENDED
                                                                             JANUARY 31,
(In thousands; unaudited)                                               1997            1998
                                                                     ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ..................................................      $  87,636       $  29,085
  Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
       Net gain on sale of discontinued operations ............        (71,240)             --
       Loss from discontinued operations offset against gain ..         (9,668)             --
       Gain on disposal of business, net of tax ...............             --          (1,621)
       Gain on sale of facility ...............................             --          (1,501)
       Charge for purchased research and development ..........          4,929              --
       Amortization of goodwill and other purchased intangibles         17,732           9,466
       Depreciation ...........................................         15,974          14,969
       Changes in assets and liabilities:
          Accounts receivable .................................       (100,380)       (128,087)
          Inventories .........................................             20          (2,291)
          Prepaid expenses ....................................         (2,101)         (1,262)
          Deferred income tax assets and liabilities ..........         (2,349)           (290)
          Accounts payable ....................................         29,566          23,847
          Accrued compensation and related liabilities ........          4,501          (1,727)
          Deferred revenue ....................................         10,621          15,907
          Accrued acquisition liabilities .....................         (2,875)        (31,476)
          Other accrued liabilities ...........................         80,590          78,261
          Income taxes payable ................................         31,360          16,314
                                                                     ---------       ---------
            Net cash provided by operating activities .........         94,316          19,594
                                                                     ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of facility ..............................             --           9,025
  Purchase of property and equipment ..........................        (13,354)        (23,506)
  Business acquisitions and disposition, net of cash
    acquired ..................................................           (982)             --
  Proceeds from business sold .................................             --          26,350
  (Increase) decrease in other assets .........................         (2,114)          2,398
  Purchase of short-term investments ..........................       (129,256)        (89,057)
  Purchase of long-term investments ...........................             --          (2,000)
  Liquidation and maturity of short-term investments ..........        107,813         106,470
                                                                     ---------       ---------
            Net cash provided by (used in) investing activities        (37,893)         29,680
                                                                     ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on long-term debt ........................           (503)         (3,797)
  Net proceeds from issuance of common stock ..................          4,355          13,275
                                                                     ---------       ---------
            Net cash provided by financing activities .........          3,852           9,478
                                                                     ---------       ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS .....................         60,275          58,752
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..............         44,584          46,780
                                                                     ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................      $ 104,859       $ 105,532
                                                                     =========       =========



     See accompanying notes to condensed consolidated financial statements.

--------------------------------------------------------------------------------
INTUIT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Intuit Inc. ("Intuit" or the "Company") is a leading developer of small business accounting, tax preparation and consumer finance software. Intuit develops, markets and supports software products and services that enable individuals, professionals and small businesses to automate commonly performed financial tasks and better organize, understand, manage and plan their financial lives. Principal products include small business accounting software, personal and professional tax preparation software, consumer finance and Internet-based products and services. In addition, the Company provides services and financial supplies, such as invoice forms and checks. Intuit markets its products through distributors and retailers, by direct sales to OEMs and individual users and through the Internet. Intuit's customers are located primarily in North America, Europe and Asia.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the operating results for the periods shown. Results of operations for the three and six months ended January 31, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 1998 or any other future period. These condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the fiscal year ended July 31, 1997 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Principles of Consolidation

The consolidated financial statements include the accounts of Intuit and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Net Revenue

Desktop software product revenue is generally recognized at the time products are shipped, net of allowances for estimated future returns and for excess quantities in distribution channels, provided that no significant vendor obligations exist and collections of accounts receivable are probable. Reserves are provided for quantities of current product versions that are considered excess and for inventories of all previous versions of products at the time new product versions are introduced. Advance payments are recorded as deferred revenue until the products are shipped or services are provided. Rebate costs are provided at the time revenue is recognized. Intuit provides warranty reserves for the estimated cost of replacing defective products at the time revenue is recognized.

For other types of revenue (such as subscription revenues, Internet-based advertising and transaction revenue and fees for services such as electronic filing), Intuit recognizes revenue as fees are earned or services are provided.

Customer Service and Technical Support

Customer service and technical support costs include order-processing, customer inquiries and telephone assistance. The costs of post-contract customer support are included in customer service and technical support expenses and are not included in cost of goods sold.

Cash, Cash Equivalents and Short-Term Investments

Intuit considers all highly liquid investments purchased with a maturity of three months or less at the date of acquisition to be cash equivalents. Both cash equivalents and short-term investments are considered available-for-sale securities and are carried at amortized cost, which approximates fair value. The following is a summary of the estimated fair value of cash, cash equivalents and short-term investments:

                                                  JULY 31,      JANUARY  31,
                                                    1997           1998
                                                 ---------       ---------
(In thousands)                                                  (Unaudited)
Cash and cash equivalents:
  Cash ....................................      $  20,188       $  18,862
  Money market funds ......................          3,369          15,312
  Commercial paper ........................          4,292              --
  Municipal bonds .........................             --          42,533
  U.S. Government securities...............         18,931          26,825
  Corporate notes .........................             --           2,000
                                                 ---------       ---------
                                                 $  46,780       $ 105,532
                                                 =========       =========
Short-term investments:
  Certificates of deposit .................      $   5,075       $      68
  Corporate notes .........................         37,811           9,014
  Municipal bonds .........................        140,245         166,590
  U.S. Government securities...............          9,954              --
  Restricted investments ..................        (34,766)        (32,493)
                                                 ---------       ---------
                                                 $ 158,319       $ 143,179
                                                 =========       =========

The estimated fair value of cash equivalents and short-term investments by contractual maturity is as follows:

                                                  JULY 31,       JANUARY 31,
                                                    1997            1998
                                                 ---------       ---------
(In thousands)                                                  (Unaudited)
Due within one year........................      $ 155,832       $ 178,590
Due after one year ........................         63,845          83,752
Restricted investments ....................        (34,766)        (32,493)
                                                 ---------       ---------
                                                 $ 184,911       $ 229,849
                                                 =========       =========

For information about restricted investments, see Note 5 of Notes to Condensed Consolidated Financial Statements. Realized gains and losses from sales of each type of security for the three and six months ended January 31, 1998 were immaterial.

Marketable Securities

Marketable securities are carried at fair value and unrealized gains and losses, net of tax, are included in stockholders' equity. Following is a summary of marketable securities held at January 31, 1998:

                                                                                GROSS UNREALIZED
                                                                               -------------------
                                                                 COST          GAIN          LOSS       FAIR VALUE
                                                               --------      --------      --------     ----------
   (In thousands; unaudited)
   Checkfree Corporation common stock ...................      $156,350      $106,000      $     --      $262,350
   Excite, Inc. common stock ............................        39,150        84,825            --       123,975
   Verisign, Inc. common stock ..........................         2,000         4,375            --         6,375
   Concentric Network Corporation common stock...........            --         1,349            --         1,349
                                                               --------      --------      --------      --------
                                                               $197,500      $196,549      $     --      $394,049
                                                               ========      ========      ========      ========

   Marketable securities in Checkfree Corporation ("Checkfree") were obtained as a result of Intuit's sale of its on-line banking and bill payment transaction processing business to Checkfree in January 1997. For more information on this sale, see Note 3 of Notes to Condensed Consolidated Financial Statements.

   The Company accounts for its investment in Checkfree as an available-for-sale equity security, which accordingly is carried at market value. Checkfree common stock is quoted on the Nasdaq Stock Market under the symbol CKFR. The closing price of Checkfree common stock at January 31, 1998 was $24.75 per share. At January 31, 1998, the Company held 10.6 million shares, or approximately 19%, of Checkfree's outstanding common stock. The $106.0 million unrealized gain at January 31, 1998 and the $34.4 million unrealized gain at July 31, 1997, on these available-for-sale securities has been reported as a separate component of stockholders' equity (net of tax).

   The Company acquired 2.9 million shares of common stock of Excite, Inc. ("Excite") in June 1997 in connection with entering into an agreement with Excite to jointly develop, promote and distribute a new on-line financial channel. Prior to January 1998, these shares were valued at cost, or $39.2 million, due to restrictions that prevented the sale of any of the shares. At January 31, 1998, remaining restrictions on these shares will now expire within 12 months. As a result, the Company now carries its investment in Excite as an available-for-sale equity security at market value, or $124.0 million, reflecting an unrealized gain of $84.8 million, which has been included as a separate component of stockholders' equity (net of tax).

   Excite's common stock is quoted on the Nasdaq Stock Market under the symbol XCIT. The closing price of Excite common stock at January 31, 1998, was $42.75 per share. At January 31, 1998, the Company held approximately 15% of the outstanding common stock of Excite.

   Goodwill and Intangible Assets

   Components of intangible assets are as follows:

                                                                            NET BALANCE AT
                                                           LIFE IN      JULY 31,    JANUARY 31,
                                                            YEARS        1997          1998
                                                           -------      -------      -------
       (In thousands)                                                              (Unaudited)
       Goodwill .....................................       3           $26,935      $19,190
       Customer lists ...............................      3-5            3,144        1,594
       Covenant not to compete ......................      4-5            2,125          467
       Purchased technology .........................      1-5            7,517        6,055
       Other intangibles.............................      1-10           7,050        5,560

   Other intangibles include items such as trade names, logos and other identified intangible assets. The balances presented above are net of total accumulated amortization of $147.1 million and $88.7 million at July 31, 1997 and January 31, 1998, respectively. The accumulated amortization balance at July 31, 1997 included $67.8 million relating to the acquisition of Parsons Technology, Inc. ("Parsons") in September 1994.

Concentration of Credit and Valuation Risk

Intuit's revenues are concentrated in the personal computer software industry, which is highly competitive and rapidly changing. Significant technological changes in the industry or in customer requirements, or the emergence of competitive products or services with new capabilities or technologies, could adversely affect Intuit's operating results.

Intuit is subject to concentration of credit and/or valuation risk because it holds short-term investments, marketable securities and trade accounts receivable. Intuit holds shares of Checkfree common stock as marketable securities, representing approximately 19% of Checkfree's outstanding common stock at January 31, 1998. Intuit also holds approximately 15% of Excite's outstanding common stock as of January 31, 1998. The Company's ability to dispose of both the Checkfree and Excite stock is restricted by volume trading limitations and other contractual arrangements. No Excite shares may be sold prior to December 1998. If marketable securities experience a permanent decline in value below cost, the Company will report the decline in earnings. Intuit's remaining investment portfolio is diversified and generally consists of short-term investment-grade securities. The Company performs ongoing customer credit evaluations to decrease the credit risk associated with accounts receivable. Generally, no collateral is required. Intuit maintains reserves for estimated credit losses and such losses have historically been within management's expectations.

Recent Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income in a financial statement. Comprehensive income items include changes in equity
(net assets) not included in net income. Examples are foreign currency translation adjustments and unrealized gains/losses on available for sale securities. The disclosure prescribed by SFAS 130 is required beginning with the quarter ending October 31, 1998.

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

In October 1997, FASB approved the new American Institute of Certified Public Accountants Statement of Position, "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 will be effective for the Company beginning in the first quarter of fiscal 1999. The Company does not believe the adoption of SOP 97-2 will have a significant impact on its revenue recognition policy.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current presentation format.

2.    ACQUISITIONS

In September 1996, Intuit completed its acquisition of GALT Technologies, Inc., a provider of mutual fund information on the World Wide Web. The acquisition was treated as a purchase for accounting purposes. Under the terms of the acquisition agreement, Intuit issued 212,053 shares of Intuit common stock and options to purchase approximately 33,686 shares of Intuit common stock to GALT stockholders and option holders, respectively, at the date of acquisition. Of the purchase price of $14.6 million, approximately $8.5 million was allocated to identified intangible assets and goodwill, which is being amortized over a period not to exceed three years. Approximately $4.9 million of in-process research and development was expensed in the quarter ended January 31, 1997. Pro forma information for GALT has not been presented because it is not material.

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

3.    DISCONTINUED OPERATIONS AND DIVESTITURES

On January 27, 1997, Intuit completed the sale of its on-line banking and bill payment transaction-processing subsidiary, Intuit Services Corporation ("ISC"), to Checkfree in exchange for 12.6 million shares of Checkfree common stock. The closing price of Checkfree common stock was $14.75 per share on January 24, 1997, the last business day prior to closing. As a result of the divestiture, Intuit recorded a gain on sale of discontinued operations of $71.2 million, net of tax, in the quarter ended January 31, 1997. This gain was recorded net of certain contingent items relating to the divested business. In February 1997, Intuit sold two million shares of the acquired Checkfree common stock.

On August 7, 1997, the Company completed the sale of Parsons, its consumer software and direct marketing subsidiary, to Broderbund Software, Inc. for approximately $31 million. Net assets acquired by Broderbund as a result of the sale were approximately $17 million and direct costs incurred by Intuit relating to the sale were approximately $9.5 million. As a result of the divestiture, the Company recorded a pre-tax gain of $4.3 million and a related tax provision of $2.7 million in the quarter ended October 31, 1997.

The following information shows pro forma net revenue, net income from continuing operations and diluted net income per share from continuing operations of Intuit as if the disposition of Parsons had taken place as of the beginning of fiscal 1997:

                                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                        JANUARY 31, 1997              JANUARY 31, 1997
                                                                    ------------------------      -----------------------
                                                                     EXCLUDING         AS         EXCLUDING        AS
                                                                      PARSONS       REPORTED       PARSONS      REPORTED
                                                                    ----------      --------      ---------     ---------
      (In thousands, except per share amounts; unaudited)
      Net revenue .............................................       $243,751      $265,978      $328,532      $368,484
      Net income from continuing operations ...................         44,130        44,700        16,288        16,396
      Diluted net income per share from continuing operations..       $   0.93      $   0.94      $   0.34      $   0.35


4.     OTHER ACCRUED LIABILITIES

                                                                     JULY 31,     JANUARY 31,
                                                                       1997          1998
                                                                     --------      --------
      (In thousands)                                                             (Unaudited)
      Reserve for returns and exchanges .......................      $ 36,310      $ 76,372
      Acquisition and disposition related items................        38,866        16,890
      Rebates .................................................         2,876        21,003
      Post-contract customer support ..........................         4,233        10,651
      Other accruals ..........................................        17,298        31,351
                                                                     --------      --------
                                                                     $ 99,583      $156,267
                                                                     ========      ========

5.     NOTES PAYABLE AND COMMITMENTS

In March 1997, Intuit's Japanese subsidiary, Intuit KK, entered into a three-year loan agreement with Japanese banks for approximately $30.3 million used to fund its acquisition of Nihon Micom. The interest rate is variable based on the Tokyo interbank offered rate or the short-term prime rate offered in Japan. At January 31, 1998, the interest rate was approximately 1.4%. The fair value of the loan approximates cost as the interest rate on the borrowings is adjusted periodically to reflect market rates (which are currently significantly lower in Japan than in the United States). Intuit has guaranteed the loan and has pledged approximately $32.5 million, or 110% of the loan balance, of short-term investments to be restricted as security for the borrowings at January 31, 1998.

6.     INCOME TAXES

The Company computes the provision for income taxes by applying the estimated annual effective tax rate to recurring operations and amortization of intangible assets, excluding the write-off of in-process research and development and the amortization of goodwill.

7.     LITIGATION

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

8.     SUBSEQUENT EVENTS

On February 17, 1998, the Company announced a three-year agreement with America Online, Inc. ("AOL"). Under the terms of the agreement, Intuit will be the exclusive provider of tax preparation and filing, multi-carrier life and auto insurance, and multi-lender mortgage services on both the AOL service and AOL.com, which is AOL's default site for Internet access by AOL members. In addition, on AOL.com, Intuit will be the primary source of financial content for the Personal Finance Web Channel. Under terms of the agreement, Intuit guarantees payments to AOL totaling $30 million over three years, of which approximately $16 million was paid upon signing. This initial payment will be expensed in the third quarter of fiscal 1998. The remainder of the guaranteed payments will be expensed over the expected term of the agreement. AOL will also be eligible for revenue sharing once certain revenue thresholds in the agreement have been met.

--------------------------------------------------------------------------------
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

CAUTIONS ABOUT FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements about future financial results and other events that have not yet occurred. Forward-looking statements include, but are not limited to, statements regarding prospects for our QuickBooks, TurboTax and Quicken '98 products (including the expected launch of a new QuickBooks product) and our Internet-based businesses, and expected trends in certain expenses. Actual results may differ significantly from our current expectations because of risks and uncertainties about the future. Such risks include, but are not limited to, intense competition and pricing pressures; uncertain growth of the markets for the Company's offerings; possible delays in product launch dates; possible product errors or other events that lead to greater demand for customer service and technical support (and therefore greater cost to the Company); the adequacy of our product return reserves; risks associated with regulated businesses such as insurance and mortgage lending; the Company's ability to adapt and expand its product, service and content offerings for the Internet environment; rapidly changing technology and customer demands; the timing and consumer acceptance of new products and services; the cost of implementing the Company's Internet strategy; the success of relationships between the Company and third parties that are significant to the Company's Internet strategy; and uncertainty as to the timing and amount of potential Internet-related revenue and profit. In addition, the Company will not necessarily update the information in this Form 10-Q if any forward-looking statements later turn out to be inaccurate. Additional information on factors that could affect future results and events is included in our report on Form 10-K for the fiscal year ended July 31, 1997 and our Form 10-Q for the quarter ended October 31, 1997, filed with the Securities and Exchange Commission.

OVERVIEW

Intuit's mission is to revolutionize the way individuals and small businesses manage their finances. To achieve this goal, we create, sell and support small business accounting, tax preparation and consumer finance software products, financial supplies (such as computer checks, invoices and envelopes), and Internet-based products and services. Our revenues come primarily from the United States, Japan, Germany, Canada and the United Kingdom through both retail distribution channels and direct customer sales. While software and related products and services now provide most of our revenue, Internet-based revenue is growing and has become an important part of our business strategy. We continue to devote significant financial resources to developing Internet-related products and services.

Our business is very seasonal. Our tax products sell from December through April due to the tax return filing season. Consumer finance software products (primarily Quicken) sell best in our second and third fiscal quarters. Consequently, our financial results are usually strongest during the quarters ending January 31 and April 30 and we have historically experienced operating losses for the quarters ending July 31 and October 31. Operating results can also fluctuate for other reasons such as changes in product release dates, non-recurring events such as acquisitions and product price cuts in quarters with relatively high fixed expenses. Because of these factors, we believe that quarter to quarter comparisons can be less reliable and that annual comparisons are generally more meaningful when measuring how we've performed.

We recognize revenue for our desktop software products when products are shipped, less reserves for expected returns from both the retail and direct distribution channels. These reserves are difficult to estimate, especially for seasonal products. If actual returns are significantly higher than our estimated reserves, this could have a material negative impact on our revenue and operating results. See Note 1 of the Notes to Condensed Consolidated Financial Statements regarding net revenue.

RESULTS OF OPERATIONS

The following is selected consolidated statement of operations information for the three and six-month periods ended January 31, 1997 and 1998. Investors should be aware that the following pro forma operating results for the three and six-month periods ended January 31, 1997 exclude results for our Parsons subsidiary (except for results of the tax business, which we retained after the sale) that was sold on August 7, 1997. These pro forma tables are being presented for comparative purposes to allow investors to analyze results on a more consistent basis and are not prepared in accordance with generally accepted accounting principles (GAAP). For results that include Parsons activity for fiscal 1997, investors should refer to our Condensed Consolidated Statements of Operations on page four. For additional pro forma information about 1997 results without Parsons, see Note 3 of the Notes to Condensed Consolidated Financial Statements.

NET REVENUE

                                        Three Months Ended January 31,     Six Months Ended January 31,
(Dollars in millions; unaudited)           1997   Change      1998          1997    Change      1998
                                       -------------------------------   ------------------------------
                                       (Pro forma)                       (Pro forma)

      Software ..................       $218.7     (3)%     $211.2        $285.4       0%       $285.3
      % of revenue ..............          90%                 89%           87%                   86%

      Supplies ..................       $ 25.1      5%      $ 26.3        $ 43.1      12%       $ 48.2
      % of revenue ..............          10%                 11%           13%                   14%

      Total .....................       $243.8     (3)%     $237.5        $328.5       2%       $333.5

Small Business Division. Small business division revenues come primarily from the following sources:

      o     QuickBooks product line
      o     Supplies products (including checks, invoices and envelopes)
      o     Tax table services
      o     Support fees charged to customers for telephone assistance

Overall, revenue for the division was down 8% and up 5% for the three and six-month periods ended January 31, 1998, respectively, compared to the same periods a year ago. These results were driven by QuickBooks product sales, which were down 25% and 7% for the same periods. This decline in QuickBooks revenue from last year was expected because we had a QuickBooks product release in the second quarter of fiscal 1997 but no release so far in fiscal 1998. We expect that our QuickBooks multiple-user product will be released in the fourth quarter of fiscal 1998.

With the QuickBooks multi-user product, we will be targeting the multi-user market for the first time. While this is an opportunity for future sales growth, there are also risks. For example, the multi-user version of QuickBooks is currently expected to have a higher sale price than single-user versions. This may impact the distribution channels we use for the product. There is also a risk that the multi-user release date could be delayed. In addition, customer service and technical support costs may be higher due to the complexity of the product. If these or other risks occur, our operating results could suffer.

Domestic supplies revenues, which are part of the small business division, grew by 14% and 13% for the three and six-month periods ended January 31, 1998, respectively, due primarily to our increasing base of small business owners. The supplies business is unlike our software business. It is a more consistent source of revenue that comes from our existing base of customers who use QuickBooks and Quicken to run their small businesses. While customers may go long periods of time without buying a new version of software, they will often buy supplies in-between software purchases. This relatively steady revenue stream has grown as our customer base of small business owners has increased.

Tax table service revenue and fees charged for providing telephone support to QuickBooks customers also increased for the three and six-month periods ended January 31, 1998. Together with supplies growth, this helped to offset the decrease in QuickBooks sales.

Tax Division.  Tax division revenues come primarily from the following sources:

      o     TurboTax and MacInTax personal tax preparation product line
      o     Professional tax preparation products
      o     Electronic tax return filing fees

Overall, tax division revenues for the three and six months ended January 31, 1998 were down 6% and 8% respectively, compared to last year. This was driven in part by a delay in recognizing a portion of revenue associated with a free electronic filing service we offered to customers who bought our deluxe Federal TurboTax products. Most customers will receive this free service from us in our third fiscal quarter and we have to wait until then to recognize the portion of tax product revenue that we've allocated to electronic filing. Last year we didn't have this free offer so there was no deferral of revenue. The year-over-year revenue decrease was also due to the fact that most of our TurboTax state tax products were released in January (second quarter) in fiscal 1997, but in February (third quarter) this year. In addition, despite one-time discount offers, not all of the tax customers from our divested Parsons subsidiary have been converted to our TurboTax products.

To date, our new TurboTax product line is selling well through retail channels. However, it's too early to predict results for the entire tax season. We expect to face intense competition during the remainder of the tax season (particularly from H&R Block's TaxCut product, which has been aggressively priced in the past), and this could impact sales. In addition, though we believe our reserves for returned products will be adequate to cover retailers' returns of unsold products during the next two quarters, higher than expected returns could have a negative impact on sales for the season.

Our professional tax product sales increased by 8% for the three and six months ended January 31, 1998 compared to the same periods last year. We experienced this growth primarily because we have been successful in retaining our customers from last year and in many cases upgrading them to higher priced products. We have also been successful in converting many professional tax customers who formerly purchased products from our divested Parsons subsidiary.

Consumer Finance Division. Consumer finance division revenues come primarily from the following sources:

      o     Quicken product line
      o     Advertising and sponsorship fees from our Quicken.com website
      o Fees earned for connecting insurance brokers with insurance customers through our Quicken InsureMarket service offered through Quicken.com
      o Fees earned for connecting mortgage lenders with mortgage customers through our QuickenMortgage service offered through Quicken.com
      o Fees earned for connecting Quicken customers with Checkfree's bill payment services

Total revenue for the consumer finance division was up 11% for the three and six-month periods ended January 31, 1998 compared to the same periods a year ago. Results include $10 million in royalty revenue from Checkfree in the second quarter of fiscal 1997 and in the first quarter of fiscal 1998.

Our Quicken product line sales were up 51% and down 1% for the three and six-month periods ended January 31, 1998 respectively, compared to the same periods last year. In the first quarter of this year, the quantity of Quicken we shipped to retailers was lower compared to last year because we thought the 20% revenue decline we experienced in the prior year might continue. In the second quarter, we responded to stronger than expected demand by increasing our shipments to retailers. This resulted in the high growth rate we experienced this quarter. For the six-month period, sales are roughly flat reflecting lower overall unit sales offset by a more favorable sales mix toward our higher-priced deluxe products. However, it is too early to predict results for the rest of the fiscal year.

Internet-based revenues are up over 200% for the three and six-month periods ended January 31, 1998 compared to the same periods a year ago. While Internet revenues are growing rapidly, they represent less than 5% of our total year-to-date revenue. The Internet is a relatively new source of revenue for us. We earn fees from companies who advertise on Quicken.com and from certain financial service providers, such as mortgage lenders and insurance brokers, who obtain customers through Quicken.com. Our goal is to generate increasing traffic to Quicken.com so that our advertising rates and other fees will increase. One way we attract more customers is to expand and improve the content on Quicken.com. For example, during fiscal 1998, we launched our QuickenMortgage on-line mortgage service and our TurboTax on-line product. Another way we generate traffic is by collaborating with third party on-line service and content providers to deliver financial content to their customers through co-branded content or links to the Quicken.com site. For example, we have an agreement with Excite under which all Internet users who enter the Excite Business and Investing channel are sent to a Quicken.com website that is co-branded (with Excite). This has significantly increased traffic to Quicken.com. In exchange, we share profits generated from Quicken.com with Excite.

In October 1997, we entered into an exclusive relationship with CNN to provide Quicken.com on FN, a co-branded personal finance area on CNNfn.com. In February 1998, we entered into an agreement with AOL under which Intuit will be the exclusive U.S. provider of tax preparation and filing, and multi-carrier life and auto insurance, and multi-lender mortgage services on both the AOL service and AOL.com, which is AOL's default site for Internet access by AOL members. In addition, on AOL.com, we will be the primary source of financial content for the Personal Finance Web Channel.

We expect Internet revenues to remain insignificant at least through the remainder of the fiscal year. Like other companies establishing Internet-based businesses, we face several significant risks. We are operating in an environment where the technology, customer demands and other factors are rapidly changing. We face intense competition from a wide range of companies. The barriers to entry are low. Consumers may be slow to accept the Internet as a way to buy goods and services. While we believe that Internet revenues will continue to grow, the rate of growth cannot be reasonably estimated and there can be no assurance that growth will occur.

International Division. International division revenues come primarily from the following sources:

      o     Japanese small business products (Obanto, Kobanto)
      o     German Quicken, QuickBooks and Tax products
      o     Canadian Quicken, QuickBooks and Tax products
      o     United Kingdom Quicken, QuickBooks, and Tax products

We also operate in smaller European, Asian and Latin American markets. For our international division, revenues were up by 12% and 9% for the three and six-month periods ended January 31, 1998, respectively, compared to the same periods last year. Excluding the impact of our Nihon Micom acquisition, revenues would have been roughly flat for the three and six-month periods ended January 31, 1998. Despite a recent economic slowdown in Japan, unit sales of our small business products have increased this year. This growth was partially offset by the negative impact of a weak Japanese currency. In Europe, we experienced a delay in releasing our German Quicken product, which contributed to lower sales compared to last year. In Canada, sales have been roughly flat year-over-year.

In Europe, we are in the process of focusing our product development efforts toward small business products in selected larger markets. As a result, we will be devoting fewer resources to consumer finance and tax products, and to smaller geographic markets. This shift in strategy may negatively impact our international revenue for the remainder of the fiscal year.

COST OF GOODS SOLD

                                               Three Months Ended January 31,          Six Months Ended January 31,
      (Dollars in millions; unaudited)          1997      Change        1998          1997       Change        1998
                                            ---------------------------------       --------------------------------
                                            (Pro forma)                             (Pro forma)
      Product.............................  $   53.2      (14)%      $   45.5       $   76.2      (11)%      $   67.9
      % of revenue .......................       22%                      19%            23%                      20%

      Amortization of purchased
         software & other ................  $    0.1      100 %      $    0.7       $    0.1      100 %      $    1.4
      % of revenue .......................        0%                       0%             0%                       0%

      Total ..............................  $   53.3      (13)%      $   46.2       $   76.3       (9)%      $   69.3
      % of revenue .......................       22%                      19%            23%                      21%

There are two components of cost of goods sold. The largest is the direct cost of manufacturing and shipping products. The second component is the amortization of purchased software, which is the cost of products obtained through business acquisitions. Excluding the operating results of our divested Parsons subsidiary for fiscal 1997, total cost of goods sold decreased to 19% and 21% of revenue for the three and six months ended January 31, 1998 respectively. This compares to 22% and 23% for the same periods of the prior year. The improvement in cost of goods sold resulted from customers buying more of our CD ROM products, which cost less to manufacture and ship than disk-based products. We have also improved the efficiency of our order-taking process in the financial supplies business, which has reduced costly re-orders. While we will continue our efforts to decrease cost of goods sold as a percentage of net revenue, we believe it is unlikely that these costs will continue to decrease at current rates. There can also be no assurance that margins will continue at their current rates. If there are errors in current or future products, we could experience increases in cost of goods sold and an adverse effect on operating results. Specifically, the impact of the August 1997 tax law changes on our tax preparation products and the release of our multi-user version of QuickBooks may increase the risk of product errors for the remainder of fiscal 1998.

OPERATING EXPENSES

                                               Three Months Ended January 31,              Six Months Ended January 31,
      (Dollars in millions; unaudited)          1997      Change        1998             1997      Change      1998
                                           ------------------------------------       ------------------------------------
                                           (Pro forma)                                (Pro forma)
      Customer service
         & technical support...............  $  38.7       (3)%      $   37.5        $  64.7         1 %      $  65.4
      % of revenue.........................      16%                      16%            20%                      20%

      Selling & marketing..................  $  43.5        8 %      $   47.0        $  71.4        11 %      $  78.9
      % of revenue.........................      18%                      20%            22%                      24%

      Research & development...............  $  20.6       29 %      $   26.6        $  41.7        27 %      $  52.8
      % of revenue.........................       8%                      11%            13%                      16%

      General and administrative...........  $  10.0       (3)%      $    9.7        $  21.2       (14)%      $  18.2
      % of revenue.........................       4%                       4%             6%                       5%

      Charge for purchased R&D.............  $   0.0        0 %      $    0.0        $   4.9      (100)%      $   0.0
      % of revenue.........................       0%                       0%             1%                       0%

      Amortization of goodwill
         and purchased intangibles.........  $   5.0       (2)%      $    4.9        $  13.9       (36)%      $   8.9
       % of revenue........................       2%                       2%             4%                       3%

Customer Service and Technical Support. Excluding the operating results of our divested Parsons subsidiary for fiscal 1997, customer service and technical support stayed flat at 16% and 20% of revenue for the three and six months ended January 31, 1998 and 1997 respectively, compared to the same periods of the prior year. In the current year, we have benefited from cost reductions due to the restructuring and consolidation of our technical support facilities in the United States and Europe in the fourth quarter of fiscal 1997. These savings have been offset by an increase in expenses for supporting international product launches in the current fiscal year. While we anticipate that service and support expenses will stay relatively flat or decrease as a percentage of sales because of the 1997 restructuring and other cost-saving initiatives, there is a risk that these expenses could increase. For example, our new multi-user QuickBooks product may result in higher customer service and technical support expenses since customers are likely to need considerably more assistance with this more complex product.

Selling and Marketing. Excluding the operating results of our divested Parsons subsidiary for fiscal 1997, selling and marketing expenses increased to 20% and 24% of revenue for the three and six months ended January 31, 1998, respectively. This compares to 18% and 22% for the same periods of the prior year. In the current fiscal year, we incurred additional expenses for international product launches compared to last year. We also experienced increased spending in support of our TurboTax product launch.

Research and Development. Excluding the operating results of our divested Parsons subsidiary for fiscal 1997, research and development expenses increased to 11% and 16% of revenue for the three and six months ended January 31, 1998 respectively. This compares to 8% and 13% for the same periods of the prior year. These increases reflect our continuing investment in Internet-related initiatives, significant expenses related to the development of our QuickBooks multi-user product and higher development costs for our Japanese small business products. We are spending more to improve and expand our Internet-based products and services to attract more customer traffic to Quicken.com. The development of QuickBooks multi-user also contributed to increasing costs since it has been more expensive to develop than our less complex single-user products. We believe that research and development expenses related to Internet-based products and services will continue to increase as a percentage of net revenue for the remainder of the fiscal year. This could have an adverse effect on our operating results, particularly if revenue from these products and services does not meet expectations.

General and Administrative. Excluding the operating results of our divested Parsons subsidiary for fiscal 1997, general and administrative expenses were 4% and 5% of revenue for the three and six months ended January 31, 1998 respectively. This compares to 4% and 6% for the same periods of the prior year.

Charge for Purchased Research and Development. When acquiring a company, we often have to record a one-time charge for purchased research and development. This charge represents the value of products we acquire that aren't yet complete enough to be considered technologically feasible. We recorded such a charge of $4.9 million in the first quarter of fiscal 1997 when we acquired GALT Technologies Inc. There were no such charges for the three and six months ended January 31, 1998.

Other Acquisition Costs. Other acquisition costs include the amortization of goodwill and purchased intangibles that are recorded as part of an acquisition. Excluding the operating results of our Parsons subsidiary for fiscal 1997, these costs decreased to $4.9 million in the second quarter of fiscal 1998 compared to $5.0 million in the second quarter of fiscal 1997. For the six months ended January 31, 1998, these costs were $8.9 million compared to $13.9 million for the same period of the prior year. This decrease was due to the fact that a majority of the intangibles related to the December 1993 Chipsoft acquisition became fully amortized during fiscal 1997. For future periods, acquisition costs will continue to have an impact on our results. If there are no additional acquisitions, future amortization will reduce net income by approximately $13.0 million, $11.0 million, $5.3 million and $0.5 million for the years ending July 31, 1998 through 2001, respectively. If we complete additional acquisitions in the future, additional amortization could result.

OTHER INCOME

For the three and six months ended January 31, 1998, interest and other income and expense, net, remained essentially flat as a percentage of revenue compared to the same periods of the prior year. The $4.3 million gain on disposal of business in the six months ended January 31, 1998 resulted from the sale of Parsons, our direct marketing subsidiary, in August 1997.

INCOME TAXES

For the three and six months ended January 31, 1998, we recorded tax expense of $26.0 and $19.5 million respectively, on pretax income of $67.9 and $48.6 million, respectively. As of January 31, 1998, we have reserved $4.2 million for certain tax assets of our international subsidiaries. This was based on our belief that we may not receive the tax benefit of certain loss carryforwards in these foreign countries.

DISCONTINUED OPERATIONS

We sold our ISC subsidiary to Checkfree Corporation in the second quarter of fiscal 1997. This resulted in a $71.2 million gain, net of tax.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 1998, our cash, cash equivalents and short-term investments were $248.7 million, a $43.6 million increase from July 31, 1997. Because of the seasonality of our business, liquidity generally improves in our second and third fiscal quarters. This is because cash receipts are generated from the sale of our tax products and other product releases that typically occur during the first two quarters of our fiscal year.

During the six months ended January 31, 1998, our operations provided $19.6 million in cash compared to $94.3 million for the six months ended January 31, 1997. This year was lower than last year because of substantial cash payments we made for expenses related to the ISC and Parsons sales, as well as restructuring charges. We also experienced a significant increase in accounts receivable balances due to the seasonal nature of our business and the concentration of product releases in our fiscal second quarter.

Investing activities provided $29.7 million in cash for the six months ended January 31, 1998, compared to cash used of $37.9 million for the same period a year ago. During the current year, we received $26.4 million in cash proceeds from the sale of our Parsons subsidiary and $9.0 million from the sale of our technical support site in New Mexico. In addition, we liquidated $17.4 million net short-term investments. This was offset by purchases of property and equipment of $23.5 million. Last year's use of cash was driven by $21.4 million in net purchases of short-term investments.

The $9.5 million in cash provided from financing activities is primarily due to proceeds from the exercise of employee stock options. This was offset in part by repayment of the loan for our technical support site in New Mexico, which we sold in November 1997.

In the normal course of business, we enter into leases for new or expanded facilities in both domestic and international locations. During 1996, we began the move of our headquarters from Menlo Park, California to larger facilities in Mountain View, California. We expect the move to be complete by the end of calendar year 2000. We borrowed $30.3 million from Japanese banks in March 1997 in connection with our acquisition of Nihon Micom. We have guaranteed the loan and pledged approximately $32.5 million, or 110% of the loan balance, of short-term investments to be restricted as security for the borrowings at January 31, 1998. In February 1998, we entered into an agreement with America Online (AOL) that obligates us to pay AOL a minimum of $30 million over the three-year term of the agreement. Of this amount, $16 million was paid to AOL in February 1998. We currently do not have any other significant capital expenditure commitments, though we may require additional cash for strategic projects in the future.

We believe that our cash, cash equivalents and short-term investments will be sufficient to meet anticipated seasonal working capital and capital expenditure requirements for at least the next twelve months.

YEAR 2000

Intuit is in the process of evaluating its internal computer systems, as well as the software products it sells, to determine whether modifications will be required to prevent problems related to the Year 2000. Based on preliminary assessments, we believe that costs required to achieve Year 2000 compliance (including costs incurred to date) will not be material. However, actual costs may increase depending on the outcome of our continuing evaluations.

--------------------------------------------------------------------------------
PART II: OTHER INFORMATION
ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

At the Company's Annual Meeting of Stockholders on January 16, 1998, Intuit's stockholders approved the following proposals:

1.        Proposal to re-elect the Company's six incumbent directors:

                                                        For                       Withheld
                                               ----------------------      ---------------------
               Christopher W. Brody                  43,092,870                   436,219
               William V. Campbell                   43,095,420                   433,669
               Scott D. Cook                         43,095,420                   433,669
               L. John Doerr                         43,095,420                   433,669
               Michael R. Hallman                    43,095,220                   433,869
               Burton J. McMurtry                    43,095,420                   433,669

2. Proposal to amend the Company's 1993 Equity Incentive Plan to increase the number of shares of common stock available for issuance thereunder by 2,105,000 shares:

                          For                                                        28,035,137
                          Against                                                    15,400,786
                          Abstain                                                        93,166


3. Proposal to amend the Company's 1996 Employee Stock Purchase Plan to increase the number of shares of common stock available for issuance thereunder by 200,000 shares:

                          For                                                        42,466,605
                          Against                                                       989,607
                          Abstain                                                        72,877


4. Proposal to amend the Company's 1996 Directors Stock Option Plan to increase the number of shares of common stock available for issuance thereunder by 45,000 shares:

                          For                                                        35,374,987
                          Against                                                     8,041,885
                          Abstain                                                       112,217


5. Proposal to ratify the selection of Ernst & Young LLP as the Company's independent auditors for fiscal 1998.

                          For                                                        43,414,765
                          Against                                                        54,851
                          Abstain                                                        59,473

--------------------------------------------------------------------------------
ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(A)       THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS REPORT:

          10.01 Intuit Inc. 1993 Equity Incentive Plan, as amended through January 16, 1998

          10.02 Intuit Inc. 1996 Employee Stock Purchase Plan, as amended through January 16, 1998

          10.03 Intuit Inc. 1996 Directors Stock Option Plan, as amended through January 16, 1998

          11.01 Computation of Net Income Per Share

          27.01 Financial Data Schedule (filed in electronic version only)

(B)       REPORTS ON FORM 8-K:

          The Company has not filed any reports on Form 8-K since the beginning of the fiscal quarter ended January 31, 1998.

--------------------------------------------------------------------------------
SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INTUIT INC.
                                        (REGISTRANT)





Date:  March 13, 1998                  By:______________________________________
                                            Greg J. Santora
                                            Vice President and Chief Financial
                                            Officer (Principal Financial and
                                            Accounting Officer)

                                 Exhibit Index



Exhibit                            Description

10.01               1993 Equity Incentive Plan, as amended
                    through January 16, 1998

10.02 1996 Employee Stock Purchase Plan, as amended through January 16, 1998

10.03 1996 Directors Stock Option Plan, as amended through January 16, 1998

11.01               Computation of Net Income Per Share

27.01               Financial Data Schedule
