Form 10-Q/A
period 1998-01-31
INTUIT INC
filed 1998-05-18
CIK 896878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------


                                  FORM 10-Q/A
                                Amendment No. 1

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

--------------------------------------------------------------------------------
FORM 10-Q/A
INTUIT INC.
INDEX
--------------------------------------------------------------------------------


                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART II                 OTHER INFORMATION

ITEM 6:                 Exhibits and Reports on Form 8-K....................   3

                        Signatures..........................................   4

                        Exhibit Index.......................................   5


--------------------------------------------------------------------------------
PART II: OTHER INFORMATION
ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(A)      THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS REPORT:

         10.01 Intuit Inc. 1993 Equity Incentive Plan, as amended through January 16, 1998*

         10.02 Intuit Inc. 1996 Employee Stock Purchase Plan, as amended through January 16, 1998*

         10.03 Intuit Inc. 1996 Directors Stock Option Plan, as amended through January 16, 1998*

         11.01 Computation of Net Income Per Share*

         27.01 Financial Data Schedule*

         27.02 Restated Financial Data Schedules (Fiscal 1996 and 1997 Quarters)

         27.03 Restated Financial Data Schedules (Fiscal 1998 Quarters)

         27.04 Restated Financial Data Schedules (Year)

--------------------
* Previously filed with the Commission

--------------------------------------------------------------------------------
SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INTUIT INC.
                                        (REGISTRANT)





Date:  May 18, 1998                  By:  /s/ GREG J. SANTORA
                                          -------------------------------------
                                          Greg J. Santora
                                          Vice President and Chief Financial
                                          Officer (Principal Financial
                                          and Accounting Officer)

                                 Exhibit Index



Exhibit                       Description

10.01 Intuit Inc. 1993 Equity Incentive Plan, as amended through January 16, 1998*

10.02 Intuit Inc. 1996 Employee Stock Purchase Plan, as amended through January 16, 1998*

10.03 Intuit Inc. 1996 Directors Stock Option Plan, as amended through January 16, 1998*

11.01          Computation of Net Income Per Share*

27.01          Financial Data Schedule*

27.02          Restated Financial Data Schedules (Fiscal 1996 and 1997 Quarters)

27.03          Restated Financial Data Schedules (Fiscal 1998 Quarters)

27.04          Restated Financial Data Schedules (Year)



---------------------
* Previously filed with the Commission