Form 10-Q
period 1998-04-30
INTUIT INC
filed 1998-06-12
CIK 896878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------


                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                    For the quarterly period ended APRIL 30, 1998

                                       or

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

     58,761,963 shares of Common Stock, $0.01 par value, as of June 3, 1998

FORM 10-Q
INTUIT INC.
INDEX


PART I   FINANCIAL INFORMATION                                                  PAGE
                                                                                NUMBER
                                                                                ------
ITEM 1:  Financial Statements

         Condensed Consolidated Balance Sheets as of
              July 31, 1997 and April 30, 1998...............................       3

         Condensed Consolidated Statements of Operations for
              the three and nine months ended April 30, 1997 and 1998........       4

         Condensed Consolidated Statements of Cash Flows for
              the nine months ended April 30, 1997 and 1998..................       5

         Notes to Condensed Consolidated Financial
              Statements.....................................................       6

ITEM 2:  Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................      14

PART II  OTHER INFORMATION

ITEM 1:  Legal Proceedings...................................................      23

ITEM 2:  Changes in Securities...............................................      24

ITEM 6:  Exhibits and Reports on Form 8-K....................................      25

         Signatures..........................................................      27

                                   INTUIT INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 JULY 31,        APRIL 30,
                                                                                  1997             1998
                                                                               -----------      -----------
(In thousands, except par value)                                                                (Unaudited)
                                       ASSETS
Current assets:
  Cash and cash equivalents................................................    $    46,780      $    63,191
  Short-term investments...................................................        158,319          184,067
  Marketable securities....................................................        190,800          479,227
  Accounts receivable, net.................................................         42,190          118,676
  Note receivable..........................................................             --           50,000
  Inventories..............................................................          3,295            2,015
  Prepaid expenses.........................................................         13,393           23,310
                                                                               -----------      -----------
          Total current assets.............................................        454,777          920,486
Property and equipment, net................................................         83,404           69,575
Purchased intangibles, net.................................................         19,836           11,737
Goodwill, net..............................................................         26,935           16,166
Other assets...............................................................          2,808           13,397
Investments................................................................         41,150           11,000
Restricted investments.....................................................         34,766           31,053
                                                                               -----------      -----------
Total assets...............................................................    $   663,676      $ 1,073,414
                                                                               ===========      ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.........................................................    $    35,688      $    48,218
  Accrued compensation and related liabilities.............................         22,458           22,761
  Deferred revenue.........................................................         22,732           28,820
  Income taxes payable.....................................................          3,811            6,213
  Deferred income taxes....................................................         27,310          126,219
  Other accrued liabilities................................................         99,583          165,059
                                                                               -----------      -----------
          Total current liabilities........................................        211,582          397,290
Long-term deferred income taxes............................................            589              117
Long-term obligations......................................................         36,444           39,173
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.01 par value
    Authorized - 3,000 shares total; 200 shares designated Series B Junior
      Participating
    Issued and outstanding - none; none....................................             --               --
  Common stock, $0.01 par value
     Authorized -- 250,000 shares
     Issued and outstanding - 46,942 and 48,679 shares, respectively.......            469              487
  Additional paid-in capital...............................................        558,391          603,425
  Net unrealized gain on marketable securities.............................         20,668          169,035
  Cumulative translation adjustment and other..............................         (1,236)             239
  Accumulated deficit......................................................       (163,231)        (136,352)
                                                                               -----------      -----------
          Total stockholders' equity.......................................        415,061          636,834
                                                                               -----------      -----------
Total liabilities and stockholders' equity.................................    $   663,676      $ 1,073,414
                                                                               ===========      ===========



     See accompanying notes to condensed consolidated financial statements.

                                   INTUIT INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                           APRIL 30,                      APRIL 30,
                                                                  -------------------------       ------------------------
                                                                     1997            1998            1997           1998
                                                                  ---------       ---------       ---------      ---------
(In thousands, except per share amounts; unaudited)

Net revenue ................................................      $ 136,326       $ 141,996       $ 504,810      $ 475,467
Costs and expenses:
 Cost of goods sold:
   Product ...................................................       28,917          29,331         114,583         97,206
   Amortization of purchased software and other ..............          526             588             680          1,941
 Customer service & technical support ........................       27,040          26,389          95,111         91,821
 Selling & marketing .........................................       40,196          55,067         130,832        134,006
 Research & development ......................................       22,393          25,381          67,784         78,159
 General & administrative ....................................        8,737           9,180          31,361         27,387
 Charge for purchased research and development ...............        6,080              --          11,009             --
 Amortization of goodwill and purchased intangibles ..........        4,284           3,369          20,778         12,230
                                                                  ---------       ---------       ---------      ---------
     Total costs & expenses ..................................      138,173         149,305         472,138        442,750
                                                                  ---------       ---------       ---------      ---------
     Income (loss) from operations ...........................       (1,847)         (7,309)         32,672         32,717
Interest and other income and expense, net ...................        2,806           3,104           6,612          7,375
Gain on disposal of business .................................           --              --              --          4,321
                                                                  ---------       ---------       ---------      ---------
Income (loss) from continuing operations before income taxes..          959          (4,205)         39,284         44,413
Income tax provision (benefit) ...............................          471          (1,999)         22,400         17,534
                                                                  ---------       ---------       ---------      ---------
Net income (loss) from continuing operations after tax .......          488          (2,206)         16,884         26,879
Gain on sale of discontinued operations, net of tax ..........           --              --          71,240             --
                                                                  ---------       ---------       ---------      ---------
Net income (loss) ............................................    $     488       $  (2,206)      $  88,124      $  26,879
                                                                  =========       =========       =========      =========

Basic net income (loss)  per share from continuing
  operations .................................................    $    0.01       $   (0.05)      $    0.36      $    0.56
Basic net income per share from  sale of discontinued
 operations ..................................................           --              --            1.54             --
                                                                  ---------       ---------       ---------      ---------
Basic net income (loss) per share ............................    $    0.01       $   (0.05)      $    1.90      $    0.56
                                                                  =========       =========       =========      =========

Shares used in per share amounts .............................       46,526          48,209          46,322         47,618
                                                                  =========       =========       =========      =========

Diluted net income (loss) per share from continuing
  operations .................................................    $    0.01       $   (0.05)      $    0.36      $    0.54
Diluted net income per share from sale of discontinued
  operations .................................................           --              --            1.50             --
                                                                  ---------       ---------       ---------      ---------
Diluted net income (loss) per share ..........................    $    0.01       $   (0.05)      $    1.86      $    0.54
                                                                  =========       =========       =========      =========

Shares used in per share amounts .............................       47,252          48,209          47,407         49,560
                                                                  =========       =========       =========      =========


See accompanying notes to condensed consolidated financial statements.

                                   INTUIT INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                             NINE MONTHS ENDED
                                                                         -------------------------
                                                                                  APRIL 30,
(In thousands, unaudited)                                                   1997            1998
                                                                         ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ......................................................      $  88,124       $  26,879
  Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
       Net gain on sale of discontinued operations ................        (71,240)             --
       Loss from discontinued operations offset against gain ......         (9,668)             --
       Gain on disposal of business, net of tax ...................             --          (1,621)
       Gain on sale of facility ...................................             --          (1,501)
       Charge for purchased research and development ..............         11,009              --
       Amortization of goodwill and other purchased intangibles....         22,563          12,793
       Depreciation ...............................................         22,220          22,038
       Changes in assets and liabilities:
          Accounts receivable .....................................        (18,175)        (76,486)
          Inventories .............................................          1,984             505
          Prepaid expenses ........................................           (459)         (5,950)
          Deferred income tax assets and liabilities ..............           (178)           (473)
          Accounts payable ........................................         (2,317)         12,530
          Accrued compensation and related liabilities ............          6,031             439
          Deferred revenue ........................................          1,782           6,125
          Accrued acquisition liabilities .........................         (5,483)        (35,326)
          Other accrued liabilities ...............................         54,055         100,264
          Income taxes payable ....................................         19,499          13,801
                                                                         ---------       ---------
            Net cash provided by operating activities .............        119,747          74,017
                                                                         ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of facility ..................................             --           9,025
  Purchase of property and equipment ..............................        (15,895)        (29,576)
  Sale of marketable securities ...................................         29,500              --
  Business acquisitions and disposition, net of cash acquired .....        (34,224)         26,350
  Increase in other assets ........................................         (1,202)         (6,685)
  Purchase of short-term investments ..............................       (197,008)       (186,869)
  Purchase of long-term investments ...............................             --         (11,000)
  Liquidation and maturity of short-term investments ..............        137,354         164,834
                                                                         ---------       ---------
            Net cash used in investing activities .................        (81,475)        (33,921)
                                                                         ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on long-term debt ............................         (1,427)         (4,638)
  Net proceeds from issuance of long-term debt ....................         30,277              --
  Increase in note receivable .....................................             --         (50,000)
  Net proceeds from issuance of common stock ......................          4,943          30,953
                                                                         ---------       ---------
            Net cash provided by (used in) financing activities....         33,793         (23,685)
                                                                         ---------       ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS .........................         72,065          16,411
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..................         44,584          46,780
                                                                         ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ........................      $ 116,649       $  63,191
                                                                         =========       =========


     See accompanying notes to condensed consolidated financial statements.

INTUIT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Intuit Inc. ("Intuit" or "the Company") develops, sells and supports small business accounting, tax preparation and consumer finance software products, financial supplies (such as computer checks, invoices and envelopes), and Internet-based products and services for individuals and small businesses. Our products and services are designed to automate commonly performed financial tasks and to simplify the way individuals and small businesses manage their finances. We sell our products throughout North America and in many international markets. Sales are made through retail and distribution channels, direct customer sales and the Internet.

Basis of Presentation

Intuit has prepared the accompanying unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles for interim financial statements. We have included all adjustments considered necessary (such as normal recurring adjustments) to give a fair presentation of our operating results for the periods shown. Results for the three and nine months ended April 30, 1998 will not necessarily indicate the results to be expected for the fiscal year ending July 31, 1998 or any other future period. The July 31, 1997 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. These statements and accompanying notes should be read together with the audited consolidated financial statements for the fiscal year ended July 31, 1997 included in Intuit's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Principles of Consolidation

The consolidated financial statements include all of our accounts and those of our wholly-owned subsidiaries. We have eliminated all significant inter-company accounts and transactions.

Use of Estimates

To comply with generally accepted accounting principles, we make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Our most significant estimates are related to the collectibility of accounts receivable, reserves for product returns and exchanges and reserves for rebates. We also use estimates to determine the carrying value of goodwill and purchased intangibles. Actual results may differ from our estimates.

Net Revenue

Intuit recognizes revenue from sales of desktop software products when products are shipped, less reserves for expected returns from both the retail and direct channels. To recognize revenue, it must be probable that we will collect the accounts receivable from our customers. Reserves are provided for excess quantities of current product versions, as well as previous versions of products still in the channel when new versions are launched. In some situations, we receive advance payments from our customers. Revenue associated with these payments must be deferred until the products are shipped or services are provided. We also reduce revenue by the estimated cost of rebates when products are shipped. Warranty reserves are provided at the time revenue is recognized for the estimated cost of replacing defective products. We recognize Internet revenue (such as subscription revenues, Internet-based advertising and transaction revenue) as such fees are earned or services are provided.

Customer Service and Technical Support

Customer service and technical support costs include order processing, customer inquiries and telephone assistance. We also include the costs of post-contract customer support in this expense category.

Cash, Cash Equivalents and Short-Term Investments

Intuit considers highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Both cash equivalents and short-term investments are considered available-for-sale securities and are carried at amortized cost, which approximates fair value. The following schedule summarizes the estimated fair value of our cash, cash equivalents and short-term investments:

                                                                           JULY 31,          APRIL 30,
                                                                             1997              1998
                                                                          ---------         ---------
(In thousands)                                                                              (Unaudited)

Cash and cash equivalents:
  Cash ....................................................               $  20,188         $  28,828
  Money market funds ......................................                   3,369            25,863
  Commercial paper ........................................                   4,292                --
  Municipal bonds .........................................                      --             8,500
  U.S. Government securities...............................                  18,931                --
                                                                          ---------         ---------
                                                                          $  46,780         $  63,191
                                                                          =========         =========
Short-term investments:
  Certificates of deposit .................................               $   5,075         $   5,048
  Corporate notes .........................................                  37,811             4,501
  Municipal bonds .........................................                 140,245           205,571
  U.S. Government securities...............................                   9,954                --
  Restricted investments ..................................                 (34,766)          (31,053)
                                                                          ---------         ---------
                                                                          $ 158,319         $ 184,067
                                                                          =========         =========

The estimated fair value of cash equivalents and short-term investments classified by date of maturity is as follows:

                                                                           JULY 31,          APRIL 30,
                                                                             1997              1998
                                                                          ---------          --------
 (In thousands)                                                                             (Unaudited)
  Due within one year......................................               $155,832           $129,355
  Due after one year.......................................                 63,845            120,128
  Restricted investments...................................                (34,766)           (31,053)
                                                                          --------            -------
                                                                          $184,911           $218,430
                                                                          ========            =======

For information about our restricted investments, see Note 8 of these Notes to Condensed Consolidated Financial Statements. Realized gains and losses from sales of each type of security for the three and nine months ended April 30, 1998 were immaterial.

Marketable Securities

Intuit carries marketable securities at fair value and includes unrealized gains and losses, net of tax, in stockholders' equity. We held the following marketable securities at April 30, 1998:

                                                                     GROSS UNREALIZED
                                                    --------------------------------------------------
                                                      COST          GAIN         LOSS       FAIR VALUE
                                                    --------      --------     --------     ----------
(In thousands; unaudited)
Checkfree Corporation common stock ...........      $156,350      $116,600           --       $272,950
Excite, Inc. common stock ....................        39,150       154,787           --        193,937
Verisign, Inc. common stock ..................         2,000         7,594           --          9,594
Concentric Network Corporation common stock...            --         2,746           --          2,746
                                                    --------      --------     --------       --------
                                                    $197,500      $281,727           --       $479,227
                                                    ========      ========     ========       ========

In January 1997, we sold our on-line banking and bill payment transaction processing business to Checkfree Corporation ("Checkfree"). We obtained marketable securities in Checkfree as a result of this sale. Note 4 of these Notes to Condensed Consolidated Financial Statements provides more information on this sale.

Intuit accounts for the investment in Checkfree as an available-for-sale equity security, which accordingly is carried at market value. Checkfree common stock is quoted on the Nasdaq Stock Market under the symbol CKFR. The closing price of Checkfree common stock at April 30, 1998 was $25.75 per share. At April 30, 1998, we held 10.6 million shares, or approximately 19%, of Checkfree's outstanding common stock. We have reported the $116.6 million unrealized gain at April 30, 1998 and the $34.4 million unrealized gain at July 31, 1997, on these securities as a separate component of stockholders' equity (net of tax).

In June 1997, we purchased 2.9 million shares of common stock of Excite, Inc. ("Excite") as part of an agreement we entered into with Excite. The agreement provides for the joint development, promotion and distribution of an on-line financial channel. Since we are restricted from selling the shares until December 1998, we initially valued the shares at cost, or $39.2 million. Beginning in January 1998, these shares were adjusted to market value, as remaining restrictions on the shares expire within 12 months. We consider the shares to be available-for-sale securities and have included the unrealized gain of $154.8 million as a separate component of stockholders' equity (net of tax). Excite's common stock is quoted on the Nasdaq Stock Market under the symbol XCIT. The closing price of Excite common stock at April 30, 1998, was $66.875 per share. At April 30, 1998, Intuit held approximately 12% of Excite's outstanding common stock.

Checkfree, Excite, Verisign, Inc. and Concentric Network Corporation are high technology companies whose stock is subject to substantial volatility and large market price fluctuations. Accordingly, it is possible that the market price of one or more of these companies' stocks could decline substantially and quickly, which could result in a material reduction in the carrying value of these assets.

Goodwill and Intangible Assets

Components of intangible assets are as follows:

                                                                          NET BALANCE AT
                                                                      ------------------------
                                                       LIFE IN        JULY 31,      APRIL 30,
                                                       YEARS           1997           1998
                                                       -----           ----           ----
      (In thousands)                                                               (Unaudited)
      Goodwill......................................      3          $ 26,935       $16,166
      Customer lists................................     3-5            3,144         1,207
      Covenant not to compete.......................     4-5            2,125           367
      Purchased technology..........................     1-5            7,517         5,205
      Other intangibles.............................    1-10            7,050         4,958

Included in the other intangible category are items such as trade names, logos and other identified intangible assets. Balances presented above are net of total accumulated amortization of $147.1 million and $92.1 million at July 31, 1997 and April 30, 1998, respectively. The accumulated amortization balance at July 31, 1997 included $67.8 million relating to our acquisition of Parsons Technology, Inc. ("Parsons") in September 1994. We subsequently sold Parsons in August 1997. See Note 4 of these Notes to Condensed Consolidated Financial Statements.

Concentration of Credit and Valuation Risk

The personal computer software industry is highly competitive and rapidly changing. Many circumstances could have an unfavorable impact on Intuit's operating results. Examples include significant technological changes in the industry, changes in customer requirements or the emergence of competitive products or services with new capabilities.

We are also subject to risks related to our significant balances of short-term investments, marketable securities and trade accounts receivable. At April 30, 1998, we held shares of Checkfree common stock representing approximately 19% of Checkfree's outstanding common stock. We also held approximately 12% of Excite's outstanding common stock as of April 30, 1998. Our ability to dispose of both the Checkfree and Excite stock is restricted by volume trading limitations and other terms in the agreements under which we acquired the shares. The Excite shares cannot be sold until December 1998. If there is a permanent decline in the value of these securities below cost, we will need to report this decline in earnings. Our remaining portfolio is diversified and consists primarily of short-term investment-grade securities.

To reduce the credit risk associated with accounts receivable, Intuit performs ongoing evaluations of customer credit. Generally, no collateral is required. We maintain reserves for estimated credit losses and these losses have historically been within our expectations.

Recent Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 sets standards for reporting comprehensive income in financial statements. Comprehensive income items include changes in equity (net assets) that are not included in net income. Examples are foreign currency translation adjustments and unrealized gains/losses on available-for-sale securities. We are required to report the disclosures set forth in SFAS 130 beginning with the quarter ending October 31, 1998.

In June 1997, FASB issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in financial statements. It also sets standards for related disclosures about products and services, geographic areas and major customers. The disclosures prescribed by SFAS 131 will be required beginning in fiscal year 1999.

In October 1997, FASB approved the new American Institute of Certified Public Accountants Statement of Position, "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 will be effective for Intuit beginning in the first quarter of fiscal 1999. We do not believe the adoption of SOP 97-2 will have a significant impact on our revenue recognition policy.

Reclassifications

We have reclassified certain amounts reported in previous financial statements to conform to the current presentation format.

2.    PER SHARE DATA

Basic income per share is computed using the weighted average number of common shares outstanding during the period. Diluted income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon the exercise of stock options under the treasury stock method. The following table shows the computation of basic and diluted income per share for the three and nine months ended April 30, 1997 and 1998:

                                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                                               APRIL 30,                  APRIL 30,
                                                         --------------------       --------------------
                                                           1997         1998          1997         1998
                                                         -------      -------       -------      -------
(In thousands, except per share amounts; unaudited)

BASIC:

     Weighted average common shares outstanding ...       46,526       48,209        46,322       47,618
                                                         =======      =======       =======      =======

     Net income (loss) ............................      $   488      $(2,206)      $88,124      $26,879
                                                         =======      =======       =======      =======

     Per share amount .............................      $  0.01      $ (0.05)      $  1.90      $  0.56
                                                         =======      =======       =======      =======

DILUTED:

     Weighted average common shares outstanding ...       46,526       48,209        46,322       47,618
     Equivalent shares issuable upon exercise of
        options ...................................          726           --         1,085        1,942
                                                         -------      -------       -------      -------

     Shares used in per share amounts .............       47,252       48,209        47,407       49,560
                                                         =======      =======       =======      =======

     Net income (loss) ............................      $   488      $(2,206)      $88,124      $26,879
                                                         =======      =======       =======      =======

     Per share amount .............................      $  0.01      $ (0.05)      $  1.86      $  0.54
                                                         =======      =======       =======      =======


3.    ACQUISITIONS

In September 1996, Intuit acquired GALT Technologies, Inc. for $14.6 million. GALT was a provider of mutual fund information on the World Wide Web. The acquisition was treated as a purchase for accounting purposes. We allocated approximately $8.5 million of the purchase price to identified intangible assets and goodwill. These assets are being amortized over a period of three years or less. We also expensed approximately $4.9 million of in-process research and development in the quarter ended October 31, 1996. Under terms of the agreement, Intuit issued 212,053 shares of Intuit common stock and options to purchase approximately 33,686 shares of Intuit common stock to GALT stockholders and option holders, respectively, at the date of acquisition. Pro forma information for GALT has not been presented because it is not material.

In March 1997, Intuit KK, a wholly owned subsidiary of Intuit, acquired Nihon Micom Co. Ltd. ("Nihon Micom"), a Japanese small business accounting software company, for cash. The purchase price was approximately $39.9 million. In addition, we assumed liabilities of approximately $9.6 million. The acquisition was treated as a purchase for accounting purposes. We allocated approximately $32.8 million of the purchase price to identified intangible assets and goodwill. These assets are being amortized over a period not to exceed three years. We also expensed $6.1 million of in-process research and development in the quarter ended April 30, 1997. Under terms of the agreement, Intuit issued options to purchase 89,170 shares of Intuit common stock to employees of Nihon Micom on the date of acquisition and has agreed to issue options to purchase up to an additional 89,170 shares on or before the second anniversary of the date of the acquisition. Pro forma information for Nihon Micom has not been presented because it is not material.

4.    DISCONTINUED OPERATIONS AND DIVESTITURES

On January 27, 1997, we sold Intuit Services Corporation ("ISC"), our on-line banking and bill payment transaction-processing subsidiary, to Checkfree. In exchange, we received 12.6 million shares of Checkfree common stock. The closing price of Checkfree common stock was $14.75 per share on January 24, 1997, the last business day prior to closing. As a result of the transaction, we recorded a gain on sale of discontinued operations of $71.2 million, net of tax, in the quarter ended January 31, 1997. We recorded the gain net of certain conditional items relating to the business sold. In February 1997, Intuit sold two million shares of the Checkfree common stock.

On August 7, 1997, we sold Parsons, our consumer software and direct marketing subsidiary, to Broderbund Software, Inc. for approximately $31 million. As a result of the sale, Broderbund acquired net assets of approximately $17 million and Intuit incurred direct costs of approximately $9.5 million. We also recorded a pre-tax gain of $4.3 million and a related tax provision of $2.7 million in the quarter ended October 31, 1997.

The following information shows pro forma net revenue, net income from continuing operations and diluted net income per share from continuing operations of Intuit as if we had sold Parsons at the beginning of fiscal 1997:

                                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                       APRIL 30, 1997                   APRIL 30, 1997
                                                                       --------------                   --------------
                                                                   EXCLUDING        AS              EXCLUDING         AS
                                                                    PARSONS      REPORTED            PARSONS       REPORTED
                                                                    -------      --------           -------        --------
      (In thousands, except per share amounts; unaudited)
      Net revenue...............................................   $117,826      $136,326           $446,358      $504,810
      Net income from continuing operations.....................        135           488             16,423        16,884
      Diluted net income per share from continuing operations...      $0.00         $0.01              $0.35         $0.36

5.     NOTE RECEIVABLE

On April 30 1998, Intuit provided a short-term unsecured loan in the amount of $50 million to Excite. The loan is on a parity with all other indebtedness of Excite but is subordinated to Excite's current $6 million bank credit facility. The loan bears interest at 5.9% per year and is due no later than October 30, 1998.

6.     AGREEMENT WITH AMERICA ONLINE, INC.

On February 17, 1998, we announced a three-year agreement with America Online, Inc. ("AOL"). Under terms of the agreement, subject to certain limited exceptions, Intuit is to be the exclusive provider of tax preparation and filing, multi-carrier life and auto insurance, and multi-lender mortgage services on both the AOL service and AOL.com, which is AOL's default site for Internet access by AOL members. In addition, on AOL.com, Intuit is to be the primary source of financial content for the Personal Finance Web Channel. We have guaranteed payments to AOL totaling $30 million over three years, of which approximately $16 million was paid upon signing. The remainder of the guaranteed payments will be expensed over the expected term of the agreement. AOL will also be eligible for additional revenue sharing payments once Intuit has recouped certain advances and other amounts.

Intuit recorded a charge to selling and marketing expense of $16.2 million in the third quarter of fiscal 1998 in connection with the agreement. This expense represents the excess of guaranteed payments over the expected future net revenues from the agreement during the agreement term. Future net revenues were calculated using estimated gross revenues less the estimated future costs related to the agreement. The remaining capitalized amount of $13.8 million will be amortized ratably over the remainder of the term.

7.     OTHER ACCRUED LIABILITIES

                                                  JULY 31,      APRIL 30,
                                                    1997          1998
                                                  --------     -----------
(In thousands)                                                 (Unaudited)
Reserve for returns and exchanges ..........      $ 36,310      $ 86,005
Acquisition and disposition related items...        38,866        13,040
Rebates ....................................         2,876        30,337
Post-contract customer support .............         4,233         4,537
Other accruals .............................        17,298        31,140
                                                  --------      --------
                                                  $ 99,583      $165,059
                                                  ========      ========

8.     NOTES PAYABLE AND COMMITMENTS

In March 1997, our Japanese subsidiary, Intuit KK, entered into a three-year loan agreement with Japanese banks for approximately $30.3 million used to fund its acquisition of Nihon Micom. The interest rate is variable based on the Tokyo inter-bank offered rate or the short-term prime rate offered in Japan. At April 30, 1998, the rate was approximately 1.1%. The fair value of the loan approximates cost as the interest rate on the borrowings is adjusted periodically to reflect market rates (which are currently significantly lower in Japan than in the United States). Intuit has guaranteed the loan and has pledged approximately $31.1 million, or 110% of the loan balance, of short-term investments to be restricted as security for the borrowings at April 30, 1998. Intuit is obligated to pay interest only until March 2000.

9.     INCOME TAXES

Intuit computes the provision (benefit) for income taxes by applying the estimated annual effective tax rate to recurring operations and other taxable items. The write-off of in-process research and development and the amortization of goodwill are not tax deductible and therefore not included in the tax provision.

10.    SHAREHOLDER RIGHTS PLAN

On April 29, 1998, the Board of Directors adopted a shareholder rights plan designed to protect the long-term value of the Company for its shareholders during any future unsolicited acquisition attempt. In connection with the plan, the Board declared a dividend of one preferred share purchase right for each share of Intuit's common stock outstanding on May 11, 1998 (the "Record Date") and further directed the issuance of one such right with respect to each share of Intuit's common stock that is issued after the Record Date, except in certain circumstances. If a person or a group (an "Acquiring Person") acquires 20 percent or more of Intuit's common stock, or announces an intention to make a tender offer for Intuit's common stock, the consummation of which would result in a person or group becoming an Acquiring Person, then the rights will be distributed (the "Distribution Date"). After the Distribution Date, each right may be exercised for 1/1000th of a share of a newly designated Series B Junior Participating Preferred stock at an exercise price of $250. The preferred stock has been structured so that the value of 1/1000th of a share of such preferred stock will approximate the value of one share of common stock. The rights will expire on May 1, 2008.

11.  LITIGATION

The following class action lawsuits have been filed against Intuit alleging Year 2000 issues with the on-line banking functionality in certain versions of the Company's Quicken product: Issokson v. Intuit Inc., filed in the Santa Clara County Superior Court, State of California, on April 29, 1998; Rocco Chilelli v. Intuit Inc., filed in the New York Supreme Court, State of New York, on May 14, 1998; Rubin v. Intuit Inc., filed in the Santa Clara County Superior Court, State of California, on May 27, 1998; and Faegenburg v. Intuit Inc., filed in the New York Supreme Court, State of New York, on May 27, 1998. Intuit does not believe the lawsuits have merit and intends to defend them vigorously.

Intuit is subject to other legal proceedings and claims that arise in the course of its business. Intuit believes that the ultimate amount of liability, if any, for any pending actions (either alone or combined) will not materially affect its financial position, results of operations or liquidity. However, the ultimate outcome of any litigation is uncertain. An unfavorable outcome could have a material negative impact. In addition, any litigation, regardless of outcome, can have an adverse impact on Intuit because of defense costs, diversion of management resources and other factors.

12.    SUBSEQUENT EVENTS

On May 12, 1998, Intuit announced that its Board of Directors plans to elect William V. Campbell as Chairman of the Board and William H. Harris, Jr. as President and Chief Executive Officer at the next regular Board meeting scheduled for July 28, 1998. Intuit founder Scott D. Cook will become Chairman of the Executive Committee of the Board and continue to work full-time with the Company. Mr. Cook currently serves as Chairman of the Board, Mr. Campbell currently serves as President and Chief Executive Officer and Mr. Harris currently serves as Executive Vice President. These changes will be effective August 1, 1998. In addition, the Board elected Mr. Harris as a director of Intuit, effective May 12, 1998.

On May 18, 1998, Intuit entered into an Asset Purchase Agreement with Lacerte Software Corporation and Lacerte Educational Services Corporation (together, "Lacerte") under which it agreed to purchase substantially all of Lacerte's assets in exchange for $400 million in cash and also agreed to assume substantially all of Lacerte's liabilities. Lacerte is a leading developer and marketer of tax preparation software and services for tax professionals. The consummation of the pending acquisition is subject to certain conditions, including regulatory approvals. The pending acquisition, which is expected to close by the end of our first fiscal quarter of 1999, will be funded by a public offering of 9.0 million shares of common stock, which was completed on May 28, 1998. The pending acquisition, which we plan to treat as a purchase for accounting purposes, is expected to result in a write-off of approximately $20 million (representing in-process research and development) in the quarter in which the acquisition is completed. In addition, we expect to capitalize certain intangible assets in the amount of approximately $390 million, which we expect to amortize over periods of three to five years.

On May 28, 1998, Intuit sold 9.0 million shares of its Common Stock in a registered underwritten public offering at a price to the public of $47.375 per share, providing us with net proceeds of approximately $411 million after underwriting commissions and estimated expenses. As noted above, $400 million of these net proceeds are expected to be used to fund the purchase price of the pending acquisition of Lacerte. On June 3, 1998, the underwriters of the public offering exercised their over-allotment option to purchase an additional 1 million shares of Intuit common stock at a price of $47.375 per share, providing us with additional net proceeds of $45.7 million, net of underwriting commissions.

In May 1998, we participated in the formation of a company, Venture Finance Software Corp. ("VFSC") to focus on the development of certain Web-oriented finance products. VFSC has received $23 million through the sale of equity interests to private investors and obtained conditional commitments to receive up to an additional $23 million in capital contributions from these investors. Of the $46 million potential funding for VFSC, venture capital funds managed by Kleiner Perkins Caufield & Byers, of which L. John Doerr, a director of Intuit, is a general partner, have agreed to invest up to $1 million. In exchange for its equity interest in VFSC, Intuit has granted VFSC licenses to certain technology and intellectual property rights related to certain Web-oriented finance products and has agreed not to compete with VFSC in certain areas of server-based personal finance for a period of ten years. Intuit will manage the development of the new products and the commercialization efforts of VFSC and has been granted the option to purchase the equity interests of the other investors in VFSC during a period of time beginning two years after the formation of VFSC at a price to be determined by a formula. The cost of exercising the option would be substantial and would result in Intuit's acquisition of certain intangible assets that would be amortized over the expected useful life of VFSC's technology. The development of Web-oriented finance products is subject to significant technological risks, and there can be no assurance that the development will be successful or that Intuit's purchase option will be exercised.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


CAUTIONS ABOUT FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements about future financial results and other events that have not yet occurred. Forward-looking statements include, but are not limited to, statements regarding expected benefits and effects of our proposed acquisition of Lacerte Software Corporation and Lacerte Educational Services Corporation (collectively, "Lacerte"), including statements regarding strategic benefits of the proposed acquisition, Lacerte's potential contribution to Intuit's revenues and profitability, the effect of the proposed acquisition on our competitiveness in the market for professional tax software, and the timing and amount of expenses we may incur as a result of the proposed acquisition; our strategy and growth expectations with respect to the Internet and our Internet-based businesses; the expected launch dates for future products and services, including QuickBooks 6.0 and the services being developed in connection with the proposed development venture with Bank of America NT&A ("Bank of America"), Tele-Communications, Inc. ("TCI") and At Home Corporation ("@Home"); prospects for our QuickBooks, TurboTax and Quicken '98 products; and expected trends in certain expenses. Actual results may differ significantly from our current expectations because of risks and uncertainties about the future. Such risks include, but are not limited to, completion of the proposed acquisition of Lacerte; intense competition and pricing pressures; uncertain growth of the markets for the Company's offerings; rapidly changing technology and customer demands; the timing and consumer acceptance of new products and services; possible delays in product launch dates; possible product errors or other events that lead to greater demand for customer service and technical support (and therefore greater cost to the Company); the adequacy of our product return reserves; the Company's dependence on its distribution channels; risks related to the Company's recent acquisitions; the Company's ability to adapt and expand its product, service and content offerings for the Internet environment; the cost of implementing the Company's Internet strategy; the success of relationships between the Company and third parties that are significant to the Company's Internet strategy; risks associated with regulated businesses such as our Internet-based insurance and mortgage marketspaces; and uncertainty as to the timing and amount of potential Internet-related revenue and profit. In addition, the Company will not necessarily update the information in this Form 10-Q if any forward-looking statements later turn out to be inaccurate. Additional information on factors that could affect future results and events is included in our report on Form 10-K for the fiscal year ended July 31, 1997 and our Forms 10-Q for the quarters ended October 31, 1997 and January 31, 1998, filed with the Securities and Exchange Commission.

OVERVIEW

Intuit's mission is to revolutionize the way individuals and small businesses manage their finances. To achieve this goal, we create, sell and support small business accounting, tax preparation and consumer finance software products, financial supplies (such as computer checks, invoices and envelopes), and Internet-based products and services to individuals and small businesses. Our revenues come primarily from the United States, Japan, Germany, Canada and the United Kingdom through both retail distribution channels and direct customer sales.

While software and related products and services now provide most of our revenue, Internet-based revenue is growing and has become an important part of our business strategy in all of our business divisions. Our primary sources of Internet-based revenue are fees from companies who advertise on Quicken.com and from certain financial service providers, such as mortgage lenders and insurance brokers, who obtain customers through Quicken.com. Although substantially all Internet-based revenues to date have been generated by our tax and consumer finance divisions, we continue to devote significant financial resources to developing Internet-related products and services in these and other areas. For example, during fiscal 1998, we launched our QuickenMortgage on-line mortgage service, our TurboTax on-line product and our Quicken.com Small Business website.

Although Internet revenues are growing rapidly, they represent a small percentage of our total year-to-date revenue. The Internet is a relatively new source of revenue for us. We expect Internet revenues to remain insignificant at least through the remainder of the current fiscal year. Like other companies establishing Internet-based businesses, we face several significant risks. We are operating in an environment where the technology, customer demands and other factors are rapidly changing. We face intense competition from a wide range of companies. The barriers to entry are low. Consumers may be slow to accept the Internet as a way to buy goods and services. While we believe that Internet revenues will continue to grow, the rate of growth cannot be reasonably estimated and there can be no assurance that growth will continue to occur.

Our business is highly seasonal. Sales of tax products are heavily concentrated from November through March. Sales of consumer finance products are typically strongest during the year-end holiday buying season, and therefore major consumer finance product launches usually occur in the fall to take advantage of this consumer-buying pattern. These seasonal patterns mean that revenue is usually strongest during the quarter ending January 31. Intuit experiences lower revenues for the quarters ending April 30, July 31, and October 31 while operating expenses to develop and manage its products and services continue during these periods, which can result in significant operating losses. The seasonality of our revenue patterns is likely to be exacerbated by our proposed acquisition of Lacerte. Operating results can also fluctuate for other reasons such as changes in product release dates, non-recurring events such as acquisitions and product price cuts in quarters with relatively high fixed expenses. In particular, there is no seasonal pattern for our QuickBooks product launches. For example, the third quarter of fiscal 1997 benefited from the launch of QuickBooks 5.0 in the second quarter of fiscal 1997, but the third quarter of fiscal 1998 did not receive such a benefit. Because of these factors, we believe that consecutive quarter comparisons, as well as year-over-year quarterly comparisons, may not be meaningful and don't necessarily indicate future performance. Annual comparisons are generally more meaningful when measuring how we've performed.

We recognize revenue from sales of our desktop software products when products are shipped, less reserves for expected returns from both the retail and direct distribution channels. These reserves are difficult to estimate, especially for seasonal products. If actual returns are significantly higher than our estimated reserves, this could have a material negative impact on our revenue and operating results. See Note 1 of the Notes to Condensed Consolidated Financial Statements regarding net revenue.

On May 18, 1998, Intuit entered into an Asset Purchase Agreement with Lacerte under which we agreed to purchase substantially all of Lacerte's assets in exchange for $400 million in cash and to assume substantially all of Lacerte's liabilities. The consummation of the pending acquisition is subject to certain conditions, including receipt of regulatory approvals. While we expect to consummate the pending acquisition in the summer of 1998, no assurances can be given as to when, or whether, the pending acquisition will be completed. Lacerte is a leading developer and marketer of tax preparation software and services for tax professionals. Its products are used primarily by tax professionals to prepare federal and state income tax returns for individuals and small businesses, as well as estate, trust and gift tax returns. In its fiscal years ended March 31, 1997 and 1998, Lacerte had revenue of $68.1 million and $75.6 million, respectively, and income from operations of $23.4 million and $28.9 million, respectively. We believe that the pending acquisition has the potential to provide Intuit with a number of strategic benefits. We expect that the pending acquisition will contribute to our recurring revenue base since users of Lacerte's product offerings, like users of Intuit's tax products, must purchase annual updates that reflect tax law and tax form changes. If consummated, the acquisition of Lacerte could also enable us to compete more effectively with other large providers of tax preparation software. We expect the pending acquisition to strengthen our presence in the professional tax preparation software and service offerings, as the Intuit ProSeries product line and Lacerte's product line can provide complementary solutions for different practitioner preferences. See Note 12 of the Notes to Condensed Consolidated Financial Statements for more information about the pending acquisition.

On March 24, 1998, Intuit announced an agreement in principle with Bank of America, TCI and @Home to form a venture to develop a system designed to deliver financial services to consumers over their television sets. The venture is expected to provide financial services from a variety of financial institutions and other content providers utilizing Intuit technology. The establishment of this venture is subject to the negotiation and execution of definitive agreements and all appropriate regulatory approvals, and therefore there can be no assurance that the venture will be established until such agreements and approvals are in place.

On March 30, 1998, Intuit announced an exclusive agreement with MECA under which MECA will develop and market customized versions of our Quicken personal financial management software with unique branding and other features for individual financial institutions for distribution to their customers in the U.S. and Canada.

In May 1998, we participated in the formation of a joint venture company, Venture Finance Software Corp. ("VFSC") to focus on the development of certain Web-oriented finance products. VFSC has received $23 million through the sale of equity interests to private investors and obtained conditional commitments to receive up to an additional $23 million in capital contributions from these investors. In exchange for its equity interest in VFSC, Intuit has granted VFSC licenses to certain technology and intellectual property rights related to certain Web-oriented finance products and has agreed with VFSC not to compete in certain areas of server-based personal finance for a period of ten years. Intuit will manage the development of the new products and the commercialization efforts of the joint venture. Intuit has been granted the option to purchase the equity interests of the other investors in VFSC during a period of time beginning two years after the formation of VFSC at a price to be determined by a formula. The cost of exercising the option would be substantial and would result in Intuit's acquisition of certain intangible assets that would be amortized over the expected useful life of VFSC's technology. The development of Web-oriented finance products is subject to significant technological risks, and there can be no assurance that the development will be successful or that Intuit's purchase option will be exercised. See Note 12 of the Notes to Condensed Consolidated Financial Statements for more information about the joint venture.

RESULTS OF OPERATIONS

The following is selected consolidated statement of operations information for the three and nine-month periods ended April 30, 1997 and 1998. Investors should be aware that the following operating results for the three and nine-month periods ended April 30, 1997 are presented on a pro forma basis that excludes results for our Parsons subsidiary that was sold on August 7, 1997 (except for results of the Parsons tax business, which we retained after the sale). These pro forma tables are being presented for comparative purposes to allow investors to analyze results on a more consistent basis and are not prepared in accordance with generally accepted accounting principles (GAAP). For results that include Parsons activity for fiscal 1997, investors should refer to our Condensed Consolidated Statements of Operations on page four. For additional pro forma information about 1997 results without Parsons, see Note 4 of the Notes to Condensed Consolidated Financial Statements.

NET REVENUE

                                             Three Months Ended April 30,             Nine Months Ended April 30,
      (Dollars in millions; unaudited)       1997      Change      1998               1997      Change      1998
                                         ------------  ------   -----------       ------------  ------   ----------
                                          (Pro forma)                              (Pro forma)
      Software & other...................     $95.2      25%        $118.8            $380.7      6%       $404.1
      % of revenue.......................        81%                    84%               85%                  85%

      Supplies...........................     $22.6       3%         $23.2             $65.7      9%        $71.4
      % of revenue.......................        19%                    16%               15%                  15%

      Total .............................    $117.8      21%        $142.0            $446.4      7%       $475.5

Small Business Division. Small business division revenues come primarily from the following sources:

        -       QuickBooks product line
        - Domestic supplies products (including checks, invoices and envelopes)
        -       Tax table services
        -       Support fees charged to customers for telephone assistance

Overall, revenue for the division was down 8% for the three months ended April 30, 1998 and roughly flat for the nine months ended April 30, 1998, compared to the respective periods a year ago. These results were largely due to lower QuickBooks product sales, which were down 30% and 14% for the respective periods, offset in part by revenue increases for other small business products and services. This decrease was expected since we had a QuickBooks product release in the second quarter of fiscal 1997, which benefited third quarter revenue, whereas there has been no new QuickBooks release to date in fiscal 1998. We expect that our QuickBooks multi-user product will be released in the fourth quarter of fiscal 1998.

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

Domestic supplies revenues, which are part of the small business division, grew by 3% and 10% for the three and nine-month periods ended April 30, 1998, respectively, due primarily to our increasing base of small business owners (the table above includes both domestic and international supplies revenue). This growth was achieved despite the absence of a new QuickBooks product launch to generate new sales. Unlike software sales, our supplies business is a more consistent source of revenue that comes from our existing base of customers who use QuickBooks and Quicken to run their small businesses. While customers may go long periods of time without buying a new version of software, they will often buy supplies in-between software purchases. This relatively steady revenue stream has grown as our customer base of small business owners has increased.

Tax table service revenue grew by 40% and 32% for the three and nine-month periods ended April 30, 1998, respectively. Fees charged for providing telephone support to QuickBooks customers increased by approximately 75% for the same three and nine-month periods. While these are high growth businesses for the division, they remain a relatively small component of overall division revenues.

During the third quarter of fiscal 1998, we launched our new small business website, Quicken.com Small Business. This site extends Quicken.com's coverage by addressing the specific needs of small businesses. Although we expect that this site will provide an additional source of Internet-based revenue for Intuit in the future, we can't predict the amount or timing of such revenue.

Tax Division.  Tax division revenues come primarily from the following sources:

        -       TurboTax and MacInTax personal tax preparation product line
        -       Professional tax preparation products
        -       Electronic tax return filing fees

Overall, tax division revenues for the three and nine months ended April 30, 1998 were up 53% and 6% respectively, compared to last year. Growth was unusually high for the three-month period primarily because the recognition of certain revenues was delayed from the second quarter into the third quarter this year. For example, certain revenue allocated to our free electronic filing service that was offered to TurboTax deluxe customers was deferred from the second quarter into the third quarter. There was no such deferral last year since we didn't have the free offer. The quarterly revenue increase was also due to the fact that most of our TurboTax state tax products were released in January (second quarter) in fiscal 1997, but in February (third quarter) this year. Year to date revenues increased 6% over the prior year reflecting improved retail sales of our TurboTax products. Despite aggressive pricing from competitive products such as H&R Block's TaxCut product, we achieved this growth through expanded retail distribution channel and rebate programs intended to maintain our competitive position.

While our TurboTax product line sold well through retail channels this tax season, it's too early to predict results for the entire year. There is a risk that retailers will return more unsold tax products than we expect during the next quarter. Though we believe our reserves for returned products will be adequate, higher than expected returns could have a negative impact on sales for the season.

Our professional tax product sales increased by 25% and 11% for the three and nine-month periods ended April 30, 1998, respectively, compared to the same periods last year. We experienced this growth primarily because we have been successful in retaining our customers from last year and in many cases have upgraded them to higher-priced products. We have also been successful in increasing our pay-per-return revenues.

Our Tax division has also experienced growth in Internet-based revenues during fiscal 1998. Electronic filing revenues have increased significantly, and during the third quarter we launched TurboTax Online, which allows users to prepare and file federal 1040 and California state tax returns on-line.

On May 18, 1998, Intuit entered into an Asset Purchase Agreement with Lacerte under which we agreed to purchase substantially all of Lacerte's assets in exchange for $400 million in cash and to assume substantially all of Lacerte's liabilities. The consummation of the pending acquisition is subject to certain conditions, including receipt of regulatory approvals. Lacerte is a leading developer and marketer of tax preparation software and services for tax professionals. Its products are used primarily by tax professionals to prepare federal and state income tax returns for individuals and small businesses, as well as estate, trust and gift tax returns. See "Overview," above for more information about the pending acquisition.

Consumer Finance Division. Consumer finance division revenues come primarily from the following sources:

        -       Quicken product line
        -       Advertising and sponsorship fees from our Quicken.com website
        - Fees earned for connecting insurance brokers with insurance customers through our Quicken InsureMarket service offered through Quicken.com
        - Fees earned for connecting mortgage lenders with mortgage customers through our QuickenMortgage service offered through Quicken.com
        - Fees earned for connecting Quicken customers with Checkfree's bill payment services

Total revenue for the consumer finance division was up 31% and 15% for the three and nine-month periods ended April 30, 1998 respectively, compared to the same periods a year ago.

Our Quicken product line sales increased 12% and 5% for the three and nine-month periods ended April 30, 1998 respectively, compared to the same periods a year ago. This reflects a more favorable sales mix toward our higher-priced deluxe products, partially offset by lower overall unit sales.

Growth for the division was driven in part by Internet-based revenues, which grew over 90% for the three and nine-month periods ended April 30, 1998, respectively, compared to the same periods a year ago. This growth has been generated in part by collaborating with third party on-line service and content providers to deliver financial content to their customers through co-branded content or links to the Quicken.com site. For example, we have an agreement with Excite under which all Internet users who enter the Excite Business and Investing channel are sent to a Quicken.com website that is co-branded (with Excite). This has significantly increased traffic to Quicken.com. In exchange, we share profits generated from Quicken.com with Excite. In October 1997, we entered into an exclusive relationship with CNN to provide Quicken.com on FN, a co-branded personal finance area on CNNfn.com. In February 1998, we entered into an agreement with AOL under which, subject to certain exceptions, Intuit is to be the exclusive provider of tax preparation and filing, multi-carrier life and auto insurance, and multi-lender mortgage services on both the AOL service and AOL.com, which is AOL's default site for Internet access by AOL members. In addition, on AOL.com, Intuit is to be the primary source of financial content for the Personal Finance Web Channel. As of our fiscal third quarter, we have not yet recognized any revenue from the AOL agreement. We expect to begin recognizing revenue in our fiscal fourth quarter. See "Operating Expenses," below, for a discussion of expenses we are incurring in connection with this agreement.

International Division. International division revenues come primarily from the following sources:

        -       Japanese small business products
        -       German Quicken, QuickBooks and Tax products
        -       Canadian Quicken, QuickBooks and Tax products
        -       United Kingdom Quicken, QuickBooks and Tax products

We also operate in smaller European, Asian and Latin American markets. For our international division, revenues were up by 15% and 11% for the three and nine-month periods ended April 30, 1998, respectively, compared to the same periods last year. Revenue growth for the quarter was primarily due to the launch of Quickbooks in Germany and the release of a new version of Quicken in Europe. We also experienced a strong tax season in Canada. In Japan, revenues were slightly down for the quarter and up on a year-over-year basis primarily due to our acquisition of Nihon Micom. Despite a recent economic slowdown in Japan, unit sales of our small business products have increased this year. This unit growth was partially offset by the negative impact of a weak Japanese currency, which translates into fewer U.S. dollars than it did last year. We expect the international revenue growth of the current quarter to slow since customers tend to upgrade products quickly.

We have continued to focus our product development in Europe towards small business products in selected larger markets. As a result, we expect to devote fewer resources to consumer finance and tax products, and to smaller geographic markets. There is a risk that this shift in strategy may negatively impact our international revenue for the remainder of the fiscal year and next fiscal year.

COST OF GOODS SOLD

                                             Three Months Ended April 30,             Nine Months Ended April 30,
      (Dollars in millions; unaudited)       1997      Change      1998               1997      Change     1998
                                         ------------  ------   ----------        ------------  -------  ---------
                                          (Pro forma)                              (Pro forma)
      Product............................     $24.5      20%       $29.3             $100.7       (3%)      $97.2
      % of revenue.......................        21%                  21%                23%                   20%

      Amortization of purchased
         software & other................      $0.5      20%        $0.6               $0.7       171%       $1.9
      % of revenue.......................         0%                   0%                 0%                    0%

There are two components of cost of goods sold. The largest is the direct cost of manufacturing and shipping products. The second component is the amortization of purchased software, which is the cost of products obtained through business acquisitions. Excluding the operating results of our divested Parsons subsidiary for fiscal 1997, total cost of goods sold was 21% and 20% of revenue for the three and nine months ended April 30, 1998 respectively. This compares to 21% and 23% for the same periods of the prior year. The improvement in cost of goods sold for the nine-month period resulted from customers buying more of our CD ROM products, which cost less to manufacture and ship than disk-based products. We have also improved the efficiency of our order-taking process in the financial supplies business, which has reduced costly re-orders. We believe these improvements are beginning to level off, as evidenced by the fact that cost of goods sold was essentially the same percentage of revenues in the quarters ended April 30, 1997 and 1998. While we will continue our efforts to decrease cost of goods sold as a percentage of net revenue, there can also be no assurance that they will improve or continue at their current rates. If there are errors in current or future products, we could experience increases in cost of goods sold and an adverse effect on operating results. Specifically, the release of our multi-user version of QuickBooks may increase the risk of product errors for the remainder of fiscal 1998.

OPERATING EXPENSES

                                             Three Months Ended April 30,           Nine Months Ended April 30,
      (Dollars in millions; unaudited)        1997     Change       1998             1997     Change       1998
                                           ----------  -------   ----------       ----------  -------   ----------
                                          (Pro forma)                            (Pro forma)
      Customer service
         & technical support.............    $24.5        8%       $26.4            $89.2         3%       $ 91.8
      % of revenue.......................       21%                   19%              20%                     19%

      Selling & marketing................    $33.1       66%       $55.1           $104.5        28%       $134.0
      % of revenue.......................       28%                   39%              23%                     28%

      Research & development.............    $20.3       25%       $25.4            $62.0        26%       $ 78.2
      % of revenue.......................       17%                   18%              14%                     16%

      General & administrative...........     $8.2       12%        $9.2            $29.4        (7%)      $ 27.4
      % of revenue.......................        7%                    6%               7%                      6%

      Charge for purchased R&D...........     $6.1     (100%)       $0.0            $11.0      (100%)      $  0.0
      % of revenue.......................        5%                    0%               2%                      0%

      Amortization of goodwill
         and purchased intangibles.......     $3.0       13%        $3.4            $17.0       (28%)      $ 12.2
       % of revenue......................        3%                    2%               4%                      3%

Customer Service and Technical Support. Excluding the operating results of our divested Parsons subsidiary for fiscal 1997, customer service and technical support decreased to 19% of revenue for the three and nine months ended April 30, 1998. This compares to 21% and 20% for the same periods of the prior year. In the current year, we have benefited from cost reductions due to the restructuring and consolidation of our technical support facilities in the United States and Europe in the fourth quarter of fiscal 1997. While we anticipate that service and support expenses will stay relatively flat or decrease as a percentage of revenue because of the 1997 restructuring and increased fees charged for telephone support, there is a risk that these expenses could increase. For example, our new multi-user QuickBooks product may result in higher customer service and technical support expenses since customers are likely to need considerably more assistance with this more complex product.

Selling and Marketing. Excluding the operating results of our divested Parsons subsidiary for fiscal 1997, selling and marketing expenses were 39% and 28% of revenue for the three and nine months ended April 30, 1998, respectively, compared to 28% and 23% for the same periods of the prior year. The significant increase was due to a charge of $16.2 million related to the AOL agreement in the third quarter of fiscal 1998. Excluding this charge, selling and marketing expenses would have been 27% and 25% for the three and nine months ended April 30, 1998, respectively. For the fiscal year to date, we have experienced increased selling and marketing costs in support of our TurboTax product launch and international product launches compared to last year.

Research and Development. Excluding the operating results of our divested Parsons subsidiary for fiscal 1997, research and development expenses increased to 18% and 16% of revenue for the three and nine months ended April 30, 1998 respectively. This compares to 17% and 14% for the same periods of the prior year. The development of the multi-user version of QuickBooks contributed to increasing costs since it has been more expensive to develop than our less complex single-user products. These increases were also a result of our increased spending to improve and expand our Internet-based products and services in an effort to attract more customer traffic to Quicken.com. We believe that research and development expenses related to Internet-based products and services will continue to increase as a percentage of net revenue for the remainder of the fiscal year.

There is a risk that this could have an adverse effect on our operating results, particularly if revenue from these services does not meet expectations.

General and Administrative. Excluding the operating results of our divested Parsons subsidiary for fiscal 1997, general and administrative expenses were 6% of revenue for the three and nine months ended April 30, 1998. This compares to 7% for the same periods of the prior year.

Charge for Purchased Research and Development. When acquiring a company, we often have to record a one-time charge for purchased research and development. This charge represents the value of products we acquire that aren't yet complete enough to be considered technologically feasible. We recorded such a charge of $4.9 million in the first quarter of fiscal 1997 when we acquired GALT Technologies, Inc. and another charge of $6.1 million in the third quarter of fiscal 1997 when we acquired Nihon Micom. There were no such charges for the three and nine-month periods ended April 30, 1998. In the quarter in which our proposed acquisition of Lacerte is completed, we expect to incur an additional charge of approximately $20 million for purchased research and development.
See "Overview," above.

Other Acquisition Costs. Other acquisition costs include the amortization of goodwill and purchased intangibles that are recorded as part of an acquisition. Excluding the operating results of our Parsons subsidiary for fiscal 1997, these costs increased to $3.4 million in the third quarter of fiscal 1998 compared to $3.0 million in the third quarter of fiscal 1997. For the nine months ended April 30, 1998, these costs were $12.2 million compared to $17.0 million for the same period of the prior year. This year-to-date decrease was due to the fact that a majority of the intangibles related to our December 1993 acquisition of Chipsoft Inc. became fully amortized during fiscal 1997. For future periods, acquisition costs will continue to have an impact on our results. Based on acquisitions completed as of April 30, 1998, future amortization will reduce net income by approximately $13.4 million, $11.0 million, $5.3 million and $0.5 million for the years ending July 31, 1998 through 2001, respectively. If our proposed acquisition of Lacerte is completed, we expect to capitalize certain intangible assets in the amount of approximately $390 million, which we expect to amortize over periods of three to five years. Also, if we complete additional acquisitions in the future, there could be additional amortization charges.

OTHER INCOME

For the three and nine months ended April 30, 1998, interest and other income and expense, net, remained essentially flat as a percentage of revenue compared to the same periods of the prior year. The $4.3 million gain on disposal of business in the nine months ended April 30, 1998 resulted from the sale of Parsons, our direct marketing subsidiary, in August 1997.

INCOME TAXES

For the three and nine months ended April 30, 1998, we recorded a tax benefit of $2.0 million and a tax provision of $17.5 million respectively, on a pretax loss of $4.2 million and pretax income of $44.4 million, respectively. As of April 30, 1998, we have reserved $4.2 million for certain tax assets of our international subsidiaries. This was based on our belief that we may not receive the tax benefit of certain loss carryforwards in these foreign countries.

DISCONTINUED OPERATIONS

We sold our ISC subsidiary to Checkfree Corporation in the second quarter of fiscal 1997. This resulted in a $71.2 million gain, net of tax.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 1998, our unrestricted cash, cash equivalents and short-term investments totaled $247.3 million, a $42.2 million increase from July 31, 1997. Because of the seasonality of our business, liquidity generally improves in our second and third fiscal quarters. This is because cash receipts are generated from the sale of our tax products and other product releases that typically occur during the first two quarters of our fiscal year.

Our operations provided $74.0 million in cash during the nine months ended April 30, 1998. Primary contributors to cash provided were net income from continuing operations and an increase in accrued liabilities, including reserves for rebates, returns and exchanges. Increases were offset by cash used for payments we made for expenses related to the ISC and Parsons sales, as well as restructuring charges. We also experienced a significant increase in accounts receivable balances due to the seasonal nature of our business resulting from the concentration of product releases in our second fiscal quarter.

Investing activities used $33.9 million in cash for the nine months ended April 30, 1998. We received $26.4 million in cash proceeds from the sale of our Parsons subsidiary and $9.0 million from the sale of our technical support site in New Mexico. Uses of cash were driven by net purchases of both short-term and long-term investments, in addition to purchases of property and equipment. Capital expenditures are primarily for equipment and facilities to support our ongoing and expanding operations and information systems.

The $23.7 million in cash used by financing activities is primarily due to the $50.0 million we loaned to Excite, offset by proceeds from the exercise of employee stock options. The Excite loan is unsecured, subordinated to Excite's current bank credit facility and is scheduled to be repaid no later than October 1998. We borrowed $30.3 million from Japanese banks in March 1997 in connection with our acquisition of Nihon Micom. We have guaranteed the loan and pledged approximately $31.1 million of short-term investments (110% of the loan balance) to be restricted as security for the borrowings at April 30, 1998.

Our agreement with AOL obligates us to pay a minimum of $30 million over the term of the three-year agreement. Of this amount, approximately $16.2 million was paid to AOL in our third fiscal quarter. In May 1998, we announced plans to acquire Lacerte, a professional tax-preparation software company for $400 million in cash. To fund the proposed acquisition, we completed a public offering of 9.0 million shares of common stock on May 28, 1998, and an additional 1 million shares on June 3, 1998. The net proceeds from the offering (approximately $456.7 million) are expected to be used primarily for the acquisition of Lacerte and for general corporate purposes. We currently do not have any other significant capital expenditure commitments, though we may require additional cash for strategic projects in the future.

In the normal course of business, we enter into leases for new or expanded facilities in both domestic and international locations. During 1996, we began the move of our headquarters from Menlo Park, California to larger facilities in Mountain View, California. We expect the move to be complete by the end of calendar year 2000.

We believe that our unrestricted cash, cash equivalents and short-term investments will be sufficient to meet anticipated seasonal working capital and capital expenditure requirements for at least the next twelve months.

YEAR 2000

Intuit is in the process of evaluating its internal computer systems, as well as the software products it sells, to determine whether modifications will be required to prevent problems related to the Year 2000. Based on preliminary assessments, Intuit believes that costs required to achieve Year 2000 compliance (including costs incurred to date) will not be material. However, actual costs may increase depending on the outcome of its continuing evaluations. In addition, the products and services of certain other companies with whom Intuit has strategic relationships may not be Year 2000 compliant, which could create issues with respect to the use of Intuit's products and services through these strategic partners.

Four class action lawsuits have recently been filed against Intuit in California and New York, alleging Year 2000 issues with the on-line banking functionality in Quicken for Windows versions 5 and 6 and for Quicken for Macintosh versions 6 and 7. Intuit does not believe the lawsuits have merit and intends to defend them vigorously. Intuit has been working with financial institutions to provide solutions to its current on-line banking customers and is planning to make such solutions available before the customers experience any Year 2000 problems. See
Part II, Item 1, "Legal Proceedings," below.

PART II
ITEM 1
LEGAL PROCEEDINGS


The following class action lawsuits have been filed against Intuit alleging Year 2000 issues with the on-line banking functionality in certain versions of the Company's Quicken product: Issokson v. Intuit Inc., filed in the Santa Clara County Superior Court, State of California, on April 29, 1998; Rocco Chilelli v. Intuit Inc., filed in the New York Supreme Court, State of New York, on May 14, 1998; Rubin v. Intuit Inc., filed in the Santa Clara County Superior Court, State of California, on May 27, 1998; and Faegenburg v. Intuit Inc., filed in the New York Supreme Court, State of New York, on May 27, 1998. Intuit does not believe the lawsuits have merit and intends to defend them vigorously.

Intuit is subject to other legal proceedings and claims that arise in the course of its business. Intuit believes that the ultimate amount of liability, if any, for any pending actions (either alone or combined) will not materially affect its financial position, results of operations or liquidity. However, the ultimate outcome of any litigation is uncertain. An unfavorable outcome could have a material negative impact. In addition, any litigation, regardless of outcome, can have an adverse impact on Intuit because of defense costs, diversion of management resources and other factors.

ITEM 2
CHANGES IN SECURITIES


On April 29, 1998, the Board of Directors adopted a shareholder rights plan designed to protect the long-term value of the Company for its shareholders during any future unsolicited acquisition attempt. In connection with the plan, the Board declared a dividend of one preferred share purchase right for each share of Intuit's common stock outstanding on May 11, 1998 (the "Record Date") and further directed the issuance of one such right with respect to each share of the Company's common stock that is issued after the Record Date, except in certain circumstances. The rights will expire on May 1, 2008.

The rights are initially attached to the Company's common stock and will not trade separately. If a person or a group (an "Acquiring Person") acquires beneficial ownership of 20 percent or more of Intuit's common stock, or announces an intention to make a tender offer for Intuit's common stock, the consummation of which would result in a person or group becoming an Acquiring Person, then the rights will be distributed (the "Distribution date") and will thereafter trade separately from the common stock.

After the Distribution date, each right may be exercised for 1/1000th of a share of a newly designated Series B Junior Participating Preferred stock at an exercise price of $250. The preferred stock has been structured so that the value of 1/1000th of a share of such preferred stock will approximate the value of one share of common stock.

In connection with the adoption of the plan, the Board of Directors also amended two provisions of Intuit's Bylaws. Special meetings of Intuit shareholders may now only be called by the Chairman of the Board, the Chief Executive Officer, the President or by a majority of the Board of Directors. Additionally, vacancies on the Board of Directors may now be filled until the next annual meeting of shareholders only by majority vote of the Directors then in office.

The Company filed a Form 8-K on May 5, 1998 to report the adoption of the shareholder rights plan and the amendments to its bylaws. Further information regarding our shareholder rights plan can be found in our Form 8-A filed with the Securities and Exchange Commission on May 5, 1998.

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K


(a)     THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS REPORT:

        3.1 Bylaws of Intuit, as amended and restated effective April 29, 1998. (Incorporated by reference to Intuit's Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 1998.)

        3.2 Intuit's Certificate of Designations of Series B Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on May 5, 1998. (Incorporated by reference to Intuit's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 5, 1998.)

        4.1 Rights Agreement dated May 1, 1998, between the Company and American Stock Transfer and Trust Company, as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series B Junior Participating Preferred Stock, as Exhibit B the Form of Right Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 5, 1998.)

        10.01   1993 Equity Incentive Plan, as amended through April 29, 1998.

        27.01   Financial Data Schedule (filed in electronic version only)

        27.02 Amended Restated Financial Data Schedules (Fiscal 1996 and 1997 Quarters)

        27.03   Amended Restated Financial Data Schedules (Fiscal 1998 Quarters)

(b)     REPORTS ON FORM 8-K:

        (i) On May 5, 1998, Intuit filed a Form 8-K to report under Item 5 its adoption of a shareholder rights plan and amendment of its Bylaws. No financial statements were filed.

        (ii) On May 18, 1998, Intuit filed a Form 8-K to report under Item 5 the following items: (a) certain management changes; (b) announcement of results for the third quarter of fiscal 1998;
                (c) Intuit's proposed purchase of Lacerte Software Corporation and Lacerte Educational Services Corporation (collectively, "Lacerte"); (d) the formation of a new company to focus on the development of certain Web-oriented finance products; and (e) basic and diluted earnings per share information for prior periods since the year ended September 30, 1993, as required by SFAS 128. The Form 8-K included the following financial statements under Item 7: (a) audited combined financial statements of Lacerte as of March 31, 1997 and 1998 and for the three years ended March 31, 1996, 1997 and 1998; (b) unaudited condensed combined income statement information of Lacerte for the six-month period ended March 31, 1998; (c) unaudited pro forma condensed combining financial information of Intuit and Lacerte to give effect to the net proceeds to Intuit from the sale of 8.4 million shares of Common Stock at a price of $45.875 per share and to the acquisition of Lacerte by Intuit as if the merger had taken place at January 31, 1998 (for balance sheet purposes) and July 31, 1996 for Intuit and August 31, 1996 for Lacerte (for statement of operations purposes). Also included are unaudited financial information of Intuit as of April 30, 1998 and for the three-month and nine-month periods ended April 30, 1997 and 1998.

        (iii) On May 19, 1998, Intuit filed a Form 8-K/A, Amendment No. 1, amending the Form 8-K referred to in paragraph (ii) above, in order to file the Asset Purchase Agreement between Intuit and Lacerte as Exhibit 2.01.

        (iv) On May 22, 1998, Intuit filed a Form 8-K/A, Amendment No. 2, amending the Form 8-K referred to in paragraph (ii) above, in order to file under Item 7 revised unaudited pro forma condensed combining financial information of Intuit and Lacerte to reflect an increase in the size of the proposed Common Stock offering by Intuit from 8.4 million shares to 9 million shares.

        (v) On May 22, 1998, Intuit filed a Form 8-K to report under Item 5 that on May 21, 1998 it had entered into an Underwriting Agreement with Deutsche Morgan Grenfell Inc. and the other underwriters named therein, providing for a public offering of 9 million shares of Intuit Common Stock at a price to the public of $47.375 per share ($45.675 per share to Intuit after underwriting commissions), and granting the underwriters an option to purchase up to an additional 1.35 million shares to cover over-allotments, if any. No financial statements were filed.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                INTUIT INC.
                                (REGISTRANT)





Date:  June 12, 1998            By: /s/ GREG J. SANTORA
                                   ---------------------------------------------
                                    Greg J. Santora
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

        3.1 Bylaws of Intuit, as amended and restated effective April 29, 1998. (Incorporated by reference to Intuit's Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 1998.)

        3.2 Intuit's Certificate of Designations of Series B Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on May 5, 1998. (Incorporated by reference to Intuit's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 5, 1998.)

        4.1 Rights Agreement dated May 1, 1998, between the Company and American Stock Transfer and Trust Company, as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series B Junior Participating Preferred Stock, as Exhibit B the Form of Right Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 5, 1998.)

        10.01   1993 Equity Incentive Plan, as amended through April 29, 1998.

        27.01   Financial Data Schedule (filed in electronic version only)

        27.02 Amended Restated Financial Data Schedules (Fiscal 1996 and 1997 Quarters)

        27.03   Amended Restated Financial Data Schedules (Fiscal 1998 Quarters)