Form 10-K
period 1998-07-31
INTUIT INC
filed 1998-10-06
CIK 896878

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------
                                    FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the fiscal year ended  JULY 31, 1998   or

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

                                 (650) 944-6000
                                 --------------
              (Registrant's Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:   Common Stock, $0.01 par value
                                                              Preferred Stock Purchase Rights

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of September 30, 1998, there were 59,480,974 shares of the Registrant's common stock, $0.01 par value, outstanding, which is the only outstanding class of common stock of the Registrant. As of that date, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant (based on the closing price of $46.5625 for the common stock as quoted by the Nasdaq National Market on such date), was approximately $2,439,952,387.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in January 1999 are incorporated by reference into
Part III of this report on Form 10-K.

                              FISCAL 1998 FORM 10-K
                                   INTUIT INC.

                                      INDEX

ITEM                                                                                                           Page

PART I

ITEM 1:           Business.......................................................................                 3
ITEM 2:           Properties.....................................................................                19
ITEM 3:           Legal Proceedings..............................................................                20
ITEM 4:           Submission of Matters to a Vote of Security Holders............................                20
ITEM 4A:          Executive Officers of the Registrant...........................................                20

PART II

ITEM 5:           Market for Registrant's Common Equity
                      and Related Stockholder Matters............................................                24
ITEM 6:           Selected Financial Data........................................................                25
ITEM 7:           Management's Discussion and Analysis of Financial
                      Condition and Results of Operations........................................                26
ITEM 7A:          Quantitative and Qualitative Disclosures About Market Risk.....................                36
ITEM 8:           Financial Statements and Supplementary Data....................................                37
ITEM 9:           Changes in and Disagreements with Accountants on Accounting
                      and Financial Disclosure...................................................                60
PART III

ITEM 10:          Directors and Executive Officers of the Registrant.............................                60
ITEM 11:          Executive Compensation.........................................................                60
ITEM 12:          Security Ownership of Certain Beneficial Owners
                      and Management.............................................................                60
ITEM 13:          Certain Relationships and Related Transactions.................................                60

PART IV

ITEM 14:          Exhibits, Financial Statement Schedules
                      and Reports on Form 8-K....................................................                60

Signatures            ...........................................................................                66



Intuit, the Intuit logo, Quicken, QuickBooks, QuickBooks Pro, TurboTax, MacInTax, ProSeries and InsureMarket, among others, are registered trademarks and/or registered service marks of Intuit Inc. or one of its subsidiaries. Quicken.com, QuickenMortgage, Quicken Business CashFinder, Lacerte, QuickTax and QuickSteuer, Kobanto and Yayoi, among others, are trademarks and/or service marks of Intuit Inc. or one of its subsidiaries.

PART I
ITEM 1
BUSINESS


CAUTIONS ABOUT FORWARD-LOOKING STATEMENTS

This Form 10-K includes "forward-looking" statements about future financial results, future products and other events that have not yet occurred. For example, statements like we "expect," we "anticipate" or we "believe" are forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties about the future. We will not necessarily update the information in this Form 10-K if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of our business are discussed throughout this Form 10-K. Investors should read all of these risks carefully, and should pay particular attention to risks affecting the following areas: competition (page 15); our strategy and implementation with respect to the Internet and our Internet-based businesses, including but not limited to our ability to operationally support and manage these new businesses (page 8); the timing of availability for future products and services, including availability of our online payroll service (pages 9 and 13); market growth, sales of new products and customer upgrade rates, including but not limited to sales and upgrade rates for our new QuickBooks(R) multi-user product (pages 9 and 13); the value and size of our equity investments in other companies, including Checkfree Corporation and Excite, Inc. (Notes 1 and 17 of the financial statement notes on pages 43 and 58); our ability to achieve Year 2000 readiness in our business operations, our products and our dealings with significant third parties (page
34); the expected impact of our recent acquisition of Lacerte Software Corporation and Lacerte Educational Services Corporation (now called Lacerte Educational Services, Inc.) (page 4); our relationships with retailers and other issues with respect to our distribution channels (pages 14 and 15); international operations (page 12); our regulated businesses (page 18); customer service and technical support (page 17); regulatory changes (page 18); and the impact of acquisitions generally (pages 26 and 33).


                                BUSINESS OVERVIEW

BUSINESS STRATEGY AND FISCAL 1998 HIGHLIGHTS

Intuit's mission is to revolutionize the way individuals, small businesses and financial professionals manage their finances. We provide a range of small business accounting, tax preparation and consumer finance desktop software, financial supplies (such as computer checks, envelopes and invoices), and Internet products for individuals and small businesses. Our products and services include QuickBooks(R), the leading small business accounting software; TurboTax(R), the leading personal tax preparation software; our popular ProSeries(R) and Lacerte(TM) professional tax products; Quicken(R), the leading personal finance software; and the Quicken.com(SM) website, one of the fastest growing online financial sites on the Internet. Our revenues come primarily from the United States, Japan, Germany, Canada and the United Kingdom. We sell products through retail distribution channels and direct sales to customers, as well as through electronic distribution channels such as our Quicken Store website.

The Internet is a pervasive force that has reshaped our business and is providing new opportunities and challenges. We recently made some major changes to our business strategy to capitalize on these opportunities. While desktop software and related products and services still provide most of our revenue, our Internet-based businesses are growing rapidly, and the Internet has become an integral part of our business strategy in all of our business divisions. In addition, we intend to provide a broader range of products and services targeted at the small business community, a market that we believe has significant growth potential.

We are currently focusing our strategic efforts in three directions. First, we have added Internet connectivity to our tax, small business and personal finance desktop software. Second, we have created, and are substantially expanding, new Internet-based resources and businesses in order to establish Intuit as a premier provider of personal and business financial information and services on the Internet. Third, we are expanding our small business offerings.

Our primary business objective during fiscal 1998 was to make progress on the three strategic efforts described above, while still delivering solid financial performance to our stockholders. These are some of our major events for fiscal 1998:

- Increased traffic, service offerings and aggregated content on our Quicken.com personal finance website, through strategically important distribution relationships, continuing product and service development and the launch of marketspaces for mortgages and auto insurance
- Launched the first multi-user version of our QuickBooks Pro(R) small business accounting software
- Expanded one of our most profitable business areas through the acquisition of Lacerte and its professional tax software product line (financed by a public offering of 10 million shares of Common Stock)
- Initiated a new focus on employer services for small businesses, with the development of our online payroll service that we introduced on a limited basis in September 1998
-       Returned to profitability in our Quicken desktop business
- Improved our focus in strategically important areas by selling our Parsons subsidiary

Although fiscal 1998 was a successful year for Intuit in many respects, we continue to face significant challenges and risks. For example, our international operations had a disappointing year relative to our expectations, our Internet businesses are requiring significant levels of investment, and competition is intensifying, particularly for TurboTax and our Internet products. We encourage you to read the entire Form 10-K carefully to better understand our business and our financial results, and the risks and uncertainties we face.

SIGNIFICANT TRANSACTIONS

Strategic Internet Distribution Relationships with Excite, America Online and CNNfn. In June 1997, we entered into an agreement with Excite Inc. to jointly develop, promote and distribute a new online financial channel now called Excite Money and Investing by Quicken.com. The channel debuted in early fiscal 1998. We are the exclusive provider and aggregator of personal financial content for all of Excite's Internet services, and we share revenue from the channel with Excite. See Note 5 of the financial statement notes (page 50) for more details.

In February 1998, we announced a three-year agreement with AOL under which Intuit is the exclusive provider, subject to certain limited exceptions, of online tax preparation and filing, multi-carrier life and auto insurance and multi-lender mortgage services on both the AOL service and AOL.com, which is AOL's default site for Internet access by AOL members. In addition, on AOL.com, Intuit is the primary source of financial content for the Personal Finance Web Channel. We have guaranteed payments to AOL totaling $30 million over three years, and AOL may also be eligible for additional revenue-sharing after we have recovered certain advances and other amounts. See Note 5 of the financial statement notes (page 50) for more details.

In October 1997, we entered into a five-year agreement with CNNfn, a financial news website, to create a co-branded personal finance channel. The channel, which launched in December 1997, includes business news and financial information. In exchange for marketing fees paid to CNNfn, we receive a share of certain revenues from the site.

Our relationships with Excite, AOL and CNNfn have helped us increase the customer base for our Internet-based products, and we expect this benefit to continue. This should help us attract more financial institutions to participate in the online financial products that we offer and eventually generate increasing revenue for us from a combination of advertising and transaction fees. During fiscal 1998, page views per month on our Quicken.com website increased from 16 million to 90 million. Advertising sales also increased significantly during fiscal 1998, although they are still not material. While we are encouraged by these results, we can't be certain that these growth levels can be sustained. See "Risks of Internet Commerce," on page 8.

Acquisition of Lacerte. On June 22, 1998, we acquired substantially all of the assets and liabilities of Lacerte Software Corporation and Lacerte Educational Services Corporation (now called Lacerte Educational Services, Inc.), for a price of $400 million in cash. We financed the acquisition with a public offering of Common Stock in the fourth quarter of fiscal 1998. See MD&A (page 26) and Notes 3 and 8 of the financial statement notes (pages 49 and 54) for details about the acquisition and the offering. Lacerte is a leading provider of tax preparation software and services for tax professionals. We believe that the acquisition may give us several strategic benefits. First, we believe it will contribute to our recurring revenue base, since users of Lacerte's products (like users of our ProSeries tax products), must purchase annual updates that reflect changes in tax law and tax forms. Currently a very high percentage of Lacerte's customers renew their licenses each year. Second, Lacerte has been a highly profitable company, and to the extent that we can sustain its profitability, it could make a significant contribution to our earnings. Third, we believe that the acquisition will enable us to compete more effectively with other large providers of professional tax preparation software. As the complexity of professional tax products increases, our annual cost of producing and supporting these products also increases. We believe it is important to expand our customer base and sales volume in order to improve our competitive position, and Lacerte had approximately 30,000 customers as of March 31, 1998. Fourth, we expect the acquisition to strengthen our presence in the professional income tax compliance market. Although the Intuit ProSeries product line and Lacerte's product line are both designed for tax professionals, they function differently and can provide complementary solutions for different practitioner preferences.

Our acquisition of Lacerte poses a number of risks that could adversely affect our ability to achieve the anticipated benefits. We currently intend to have Lacerte operate as a separate entity, with separate sales and marketing, research and development, customer support and administrative organizations. This may create operating inefficiencies and communication difficulties. These challenges may be exacerbated by the fact that Lacerte is located in Texas, where we have not had any material operations. The resources required to establish relationships with, and procedures for communicating with, Lacerte may affect our ability to successfully pursue other opportunities for a period of time. The departure of key Lacerte employees or significant numbers of Lacerte employees, which is a risk with any acquisition, would negatively affect us. Lacerte customers may be uncertain about our plans and ability to support both Lacerte's products and our existing ProSeries software, and this could hinder our ability to retain these customers, which would negatively affect us. Lacerte is in the process of a major product line transition that will require significant development efforts. The departure of engineers, or other difficulties caused by the acquisition, could hinder Lacerte's ability to successfully complete this development. If, in the future, Intuit and Lacerte decide to integrate their operations, the integration could present a number of risks and divert management's attention from other matters.

We assumed substantially all of the liabilities related to Lacerte's business with the exception of certain tax liabilities. If unanticipated liabilities are discovered later, we will likely have to satisfy those liabilities, which could have a material adverse effect on our operating results. The acquisition resulted in a one-time charge for in-process research and development of $53.8 million in fiscal 1998 and will result in $358.2 million of amortization expenses over the next three to five years. See MD&A, page 33, and Note 3 of the financial statement notes (page 49), for a more detailed discussion of the financial impact of the Lacerte acquisition.

Other Recent Acquisitions and Divestitures. During the past few years we made several other acquisitions to expand our business more rapidly in selected areas, and we have sold businesses that no longer support our corporate strategy. We acquired two Japanese companies that make small business accounting software, and two companies that have been important to the growth of our Quicken.com website. We sold our banking and bill payment processing subsidiary (Intuit Services Corporation) and our direct marketing consumer software subsidiary (Parsons) to allow us to increase our focus in strategically important areas. These transactions have had, and will continue to have, a significant impact on our financial results, and they may make period-to-period comparisons of our financial results less meaningful. For more details about these transactions and their impact, see Notes 3 and 4 of the financial statement notes, beginning on page 48.

While we believe our recent acquisitions were in the best interests of Intuit and its stockholders, there are significant risks associated with these transactions. The acquisitions have expanded our size, product lines, personnel and geographic locations. Our ability to integrate and organize these new businesses has required improvements in our operational, financial and management information systems, and further improvements will be necessary to address issues presented by growth through acquisitions. Our acquisitions have also resulted in significant amortization expenses, including amortization of purchased software (reflected in cost of goods sold) and amortization of goodwill and purchased intangibles (reflected in operating expenses), as well as charges for purchased research and development. These expenses have had a negative impact on our operating results, resulting in a reduction in net income of $46.5 million in fiscal 1996, $34.6 million in fiscal 1997 and $44.3 million in fiscal 1998. Based on acquisitions completed as of July 31, 1998, future amortization will reduce net income (after tax) by approximately $78.5 million, $72.8 million and $61.6 million for the years ending July 31, 1999 through 2001, respectively. If we complete additional acquisitions in the future, there could be an incremental negative impact on operating results. See MD&A, pages 32-33.

Web-based Finance Joint Venture. In May 1998, we participated in the formation of a joint venture company, Venture Finance Software Corp. ("VFSC") that is developing certain Web-oriented finance products. In exchange for our equity interest in VFSC, we granted VFSC licenses to certain technology and intellectual property rights. VFSC is receiving cash funding from other investors. Affiliates of Morgan Stanley & Co Incorporated are the principal investors in the joint venture company. In addition, of the $46 million potential funding for VFSC, venture capital funds managed by Kleiner Perkins Caufield & Byers, of which L. John Doerr, a director of Intuit, is a general partner, have agreed to invest up to $1 million. We have agreed with VFSC not to compete in certain areas of server-based personal finance for a period of ten years. Intuit is managing the development and commercialization efforts of the joint venture. We have an option to purchase the equity interests of the other investors in VFSC between two and four years after the formation of VFSC. The price to exercise this option would be substantial, and we will also have ongoing amortization expenses if we exercise the option. There are many technological risks involved in the development of Web-oriented finance products, and we can't be certain that the development will be successful or that we will exercise the purchase option. See MD&A (page 33) and Note 5 of the financial statement notes (page 50) for more details about this transaction.

CORPORATE BACKGROUND

Intuit began operations in March 1983 and was incorporated in California in March 1984. In March 1993, we reincorporated in Delaware and completed our initial public offering. Our principal executive offices are located at 2535 Garcia Avenue, Mountain View, California, 94043, and our telephone number is
(650) 944-6000. When we refer to "we" or "Intuit" in this Form 10-K, we mean the current Delaware corporation (Intuit Inc.) and its California predecessor, as well as all of our consolidated subsidiaries.


                              PRODUCTS AND SERVICES

OVERVIEW

Intuit offers products and services through four principal business divisions:

- SMALL BUSINESS DIVISION: Accounting software, financial supplies, employer services and other related services
- TAX DIVISION: Personal, professional and small business tax preparation software, electronic tax return filing, web-based tax preparation and related services
- CONSUMER FINANCE DIVISION: Personal finance software, websites and marketspaces and related services
- INTERNATIONAL DIVISION: Small business, tax and consumer finance products in selected foreign markets

Desktop software and related products and services delivered through traditional retail and direct sales channels currently provide most of our revenue, and we expect this to continue for the foreseeable future. (See MD&A, beginning on page 26, for information about revenues for our principal products.) However, we're beginning this description of our products and services with a separate discussion of our Internet-based activities for two reasons. First, the Internet has become an integral part of our business strategy in all of our business divisions, and consequently, understanding our Internet strategy is necessary for understanding each of the business divisions we have described on pages 9-12. Second, we are providing separate information about our Internet businesses because investors have requested this type of analysis. However, we do not have a separate "Internet" division within the company. We manage our company, and review our internal financial results, based on the four business divisions identified above.

INTERNET COMMERCE

Overview. The Internet is a pervasive force that has fundamentally changed the way we do business. It is becoming increasingly important to all of our business divisions, both as the foundation for new products and services, and as an incremental, cost-effective distribution channel. For example, the Internet is the foundation for our insurance and mortgage marketspaces, the online payroll service for small businesses that we recently introduced, our Quicken Store website where customers can purchase and download desktop software products and obtain customer service, and our technical support website where we can quickly and cost-effectively provide patches for product bugs and provide customers with answers to frequently asked questions.

We use the term Internet commerce to refer to all of our Internet-based business activities. Internet commerce has two components: Internet products and electronic distribution. Internet products include activities where the customer realizes the value of the goods or services directly on the Internet or an Intuit server. Internet product revenues include, for example, advertising revenues generated on our Quicken.com website, online tax preparation and electronic filing revenues, and transaction and processing fees from our online insurance and online mortgage services. Electronic distribution includes revenues generated by electronic ordering and/or delivery of traditional desktop software products and financial supplies.

Business Opportunities. The Internet enables consumers to have greater confidence in making financial decisions by providing them up-to-date, personalized financial information quickly and inexpensively. In addition, the Internet enables financial service firms offering complex financial products to reach new customers in a cost-effective manner. These trends create some compelling business opportunities, and we believe Intuit is in a position to take advantage of these opportunities for several reasons. First, we have expertise in building technical systems that simplify complex financial matters for consumers and small businesses. Second, we have a large base of financially sophisticated customers. Third, we have strong brand name recognition and loyalty. Our objective is to use these strengths to establish Intuit as a premier provider of personal and business financial information and services on the Internet.

Strategy and Implementation. There are four main components to our Internet strategy:

-       Invest in new, entirely Web-based businesses
-       Integrate online, Web-based resources into our desktop software products
-       Put desktop software functionality onto the Internet
- Increase our presence on the Internet by establishing strategic distribution relationships and improving brand awareness for our Internet offerings

During fiscal 1998, we made significant progress in implementing our Internet strategy. We launched QuickenMortgage(SM), our consumer mortgage service, in November 1997, and expanded the scope and depth of our InsureMarket(R) site. Many of our desktop products released during fiscal 1998 have direct links to Quicken.com and have embedded Web "browser" software to simplify Web access. We expanded the software tools and financial information available on our Quicken.com website. We launched our Web TurboTax online tax preparation service (formerly TurboTax Online) in February 1998, and our Web-based electronic filing for our desktop and online tax products. We established important relationships with leading Internet media companies (such as Excite), online services providers (such as America Online) and Internet-based financial networks (such as CNNfn).

We currently measure the success of our Internet activities in a variety of ways, including the following four measures:

- Revenues. Revenues from Internet commerce more than doubled during the past fiscal year.
- Page views. Monthly page views for our Quicken.com site (measured internally by Intuit) increased from 16 million at the end of fiscal 1997 to 90 million at the end of fiscal 1998.
- Reach. Household reach, as measured by Media Metrix, increased from 2.4% of Internet households in July 1997 to 4.2% in July 1998.

- Financial institution participation. Participation increased 35% during fiscal 1998, to more than 50 mutual fund companies, brokerage firms, lenders and insurance companies that provide products and services through our Quicken.com site.

Although we have made significant progress in each of these areas during the past year, investors should be aware that initial success achieved in these areas will not necessarily result in improved financial results. We believe that the dramatic growth of the Internet and the Web will give us significant opportunities to grow our revenue over the next several years. However, revenue from Internet commerce was only 8% of our total revenue during fiscal 1998 (6% for Internet products and 2% for electronic distribution). Our Internet-related expenses have been, and will continue to be, significant. We can't predict if or when Internet commerce will generate meaningful revenue or profits.

Risks of Internet Commerce. We face many risks in pursuing our Internet strategy, particularly for our Internet products. The Internet represents a new business model for Intuit, where revenues come from advertising, marketing, transaction and processing fees, instead of software product sales. Website traffic is an important foundation for this business model. We have made significant progress in increasing traffic to Quicken.com through our relationships with Excite, AOL and others. However, we may need to establish additional relationships to help us to increase advertising revenue as well as to continue increasing traffic. This may be difficult, especially given the relatively limited number of leading Internet companies. If our competitors establish relationships with these companies (particularly exclusive relationships), our ability to expand our Internet businesses could be hindered. Even if we establish these relationships, we can't be certain that they will result in significant increases in revenue.

We need to quickly and successfully build new skills as a website developer and publisher, which are complementary but different skills from desktop software development skills. In particular, development cycles for Web-based products are extremely short and irregular, while desktop software products generally have much longer and more predictable development and release cycles. We must continue to develop new and continually evolving operational infrastructures to support and manage our Internet-based businesses and the complex operational requirements of our strategic Internet relationships. The rapid pace of change in this area creates unique risks, and we may be unable to manage costs effectively and/or to meet customer expectations.

We face intense competition for our Internet products. In several businesses, there are very low barriers to entry, and the market is extremely fragmented, making it difficult for any one company to acquire the scale that is necessary (although not, by itself, sufficient) to begin generating any meaningful revenue or profits. Many of our competitors are either large companies that can afford major investments in these businesses, or small privately held companies that can benefit from a much narrower product focus than Intuit, and whose shareholders will tolerate significant and extended operating losses.

Customers may refuse to transact business over the Internet due to privacy or security concerns. We can't be certain that consumers' use of the Internet, particularly for commercial transactions, will continue to increase as rapidly as it has during the past few years. If Internet use does not grow as a result of privacy or security concerns, or for other reasons, our Internet-based businesses would be seriously adversely affected.

In September 1996, we decided to move from a proprietary electronic communications link between our software and financial institutions, to an Internet-based link based on a standard called Open Financial Exchange (referred to as "OFX"). To some degree, expansion of our desktop product connectivity initiatives depends on industry adoption of OFX as a connectivity standard. While we believe that OFX is the right strategic approach for Intuit, we face risks and challenges in implementing it. Financial institutions may not accept and implement OFX as rapidly as we would like, or they may adopt alternative connectivity standards that may not support interoperability with OFX. If OFX is not adopted by many financial institutions, we may need to incur significant expenses to alter our products to conform to other evolving standards.

Because our Internet-based products are available in many states and foreign countries, we may be subject to regulation and taxation in many additional jurisdictions. Also, to the extent that states or foreign countries are generally successful in their efforts to impose taxes on Internet commerce, the growth of the use of the Internet could slow substantially, which could have an adverse effect on the growth of our Internet-based businesses. If Internet activity becomes heavily regulated in other respects, that could have major negative consequences for our Internet-based businesses.

SMALL BUSINESS DIVISION

We believe that the small business market provides excellent opportunities for growing our business, both through increasing our customer base and through increasing the range of offerings we provide to small business customers. Expanding our small business offerings is one of our primary strategic objectives. These are the major products and services offered by our Small Business Division:

QuickBooks and QuickBooks Pro Software. Our QuickBooks product line brings extensive bookkeeping capabilities to small business users in an easy-to-use design that does not require customers to be familiar with debit/credit accounting. QuickBooks Pro is an enhanced version of QuickBooks that addresses the needs of small businesses in the U.S. that are project, job or time based, and/or that are looking for a multi-user product.

In June 1998, we launched version 6.0 of our QuickBooks and QuickBooks Pro products. QuickBooks Pro 6.0 is our first multi-user accounting software product. We think it represents a good business opportunity because the multi-user feature has been the most frequent customer request over the past few years. However, there are a number of risks we face in capitalizing on this opportunity. For example, the relatively high price we charge for the multi-user product (approximately $219 per user, with 5-user packs for $600), may make it more difficult to persuade retailers to devote generous shelf space to the product and maintain a significant inventory. The product upgrade rate among existing customers may be lower than upgrade rates we have experienced with prior QuickBooks launches because users that don't require a multi-user product may choose not to upgrade at this point. In addition, we may have increased technical support costs if users need additional support because of the more complex multi-user features.

Financial Supplies. We offer a range of financial supplies designed for use with our small business and consumer finance desktop software products. Supplies include professional-quality paper checks, envelopes, invoices, business forms, deposit slips and rubber stamps. In September 1997, we launched a supplies website to enable customers to order supplies online, which has reduced order fulfillment costs and increased customer satisfaction. By the end of fiscal 1998, approximately 10% of supplies orders were generated by the website.
See MD&A, beginning on page 26, for more details.

In September 1995, we entered into an exclusive five-year contract with John H. Harland Co. to print all of our check products, which accounted for about 75% of our supplies revenue in fiscal 1998. We believe our relationship with Harland is strong, and the financial terms of the contract are favorable for Intuit. However, if we experience any problems with Harland's performance, it could have a material negative impact on sales of supplies and on Intuit as a whole.

Online Payroll Service. As part of our focus on expanding our small business offerings by providing employer services that complement our desktop software, in September 1998 we introduced a new online payroll service. The service is currently available to a limited number of customers, with broader availability expected in December 1998. The service handles all aspects of payroll processing, including calculation and electronic depositing of federal and state payroll tax withholdings, electronic direct deposit of paychecks, preparation and filing of quarterly and annual payroll tax returns and creation of employee W-2s. The service uses payroll data entered by customers into their QuickBooks
6.0 files and transmitted to Intuit electronically, so customer effort is minimized. While entering this business gives us a significant opportunity to increase revenues, there are also risks. It's possible that the expanded availability of the service may be delayed. In addition, all of the processing for these payroll services is performed for Intuit by Computing Resources Inc. ("CRI"), a third party service provider, so our relationship with CRI is crucial to the success of the service. While CRI has performed payroll processing for over 20 years, it has historically handled a significantly lower volume than we may experience if the subscriptions to the payroll service meet our expectations. Since CRI is the sole provider of these processing services, any failure of CRI to perform these services would prevent us from providing payroll services to our customers until a substitute provider could take over CRI's functions, and finding an alternate provider could be a lengthy process. We expect that customers will have very little tolerance for untimely or inaccurately processed payroll information. Failure to provide uninterrupted, accurate services to our customers, whether due to CRI's failure to perform, or any other problem with the payroll service, would have a serious impact on our ability to retain customers or attract new customers, could require us to make significant payments to customers under our service guarantee, and could also give rise to other customer claims against us. We are also incurring significant start-up costs to initiate this service, including costs to establish the operational infrastructure to manage and support a service business, which is different from our traditional desktop software infrastructure. See MD&A, page 26, for more details.

QuickBooks Support Network ("QBSN"). QBSN is our fee-for-support program for QuickBooks users. The program reflects our belief that high-quality customer support tailored to the specific requirements of small businesses can be a profitable and strategically important business, rather than simply an operating expense. During fiscal 1998, we expanded and refined QBSN to improve the quality of the services provided.

Small Business Website. In March 1998, we launched Small Business by Quicken.com, a website that addresses the specific needs of small businesses. Our current goal is to build relationships with current and potential small business customers by providing information, tools and community discussion opportunities. The site currently offers Quicken Business CashFinder(SM), a tool to help small businesses obtain loans and to assist financial institutions in reaching small business customers. The site is a top level channel on Excite, and is also accessible directly from QuickBooks 6.0 products and our Quicken.com site. Small business website revenues come from advertising, sponsorship and transaction fees, but they are not expected to be material, or to offset expenses of the site, for the foreseeable future.

TAX DIVISION

We offer a broad range of federal and state tax preparation software for individuals, tax professionals and small businesses. Our tax business has been a fairly predictable source of recurring revenue (with customers buying new products every year), as well as a very seasonal business. These are the major products and services offered by our Tax Division:

Personal Tax Software. Our TurboTax products (for Windows) and MacInTax(R) products (for the Macintosh) are designed for individual consumers who prepare their own tax returns. Our tax products are designed to be easy to use, but sophisticated enough for complicated tax returns.

Professional Tax Software. Our ProSeries and Lacerte tax products are designed for tax professionals who prepare individual, business, estate, trust and gift tax returns for their individual and business clients. We acquired the Lacerte professional tax product line in June 1998. We believe the two product lines provide complementary solutions for differing practitioner preferences, with our ProSeries products emphasizing ease-of-use and data entry on government form facsimiles, and the Lacerte products emphasizing efficiency and customer-tailored data sheet entry. See "Acquisition of Lacerte," on page 4, for more details about the acquisition. Customers can elect to license professional tax products for a single fee for unlimited annual use or to use them on a "pay-per-return" basis.

Small Business Tax Software. For small business owners that prepare their own business tax returns, we offer TurboTax for Business and MacInTax for Business. TurboTax for Business can import data directly from QuickBooks accounting software.

Electronic Filing Service. Users of our desktop tax software can file their federal (and many state) tax returns electronically through our proprietary electronic filing center. The total number of electronically filed returns for all of our tax products rose significantly from fiscal 1997 to fiscal 1998.

Web-Based Tax Preparation Service. In February 1998, we launched Web TurboTax (formerly called TurboTax Online), a Web-based interactive tax preparation solution that allowed individual taxpayers to prepare and electronically file their Form 1040A and Form 1040EZ federal income tax returns entirely online. We have not experienced any significant technical problems with our Web-based electronic filing or online tax preparation products. However, the dramatic increase in demand for tax preparation and electronic filing during the last week of the tax season increases the risk of possible problems. Because of the time sensitivity for filing tax returns, any future problems could cause serious financial and public relations consequences.

In August 1998, we announced the Quicken Tax Freedom Project, a philanthropic public service initiative under which we plan to provide online tax preparation and electronic filing at no charge to lower income federal and state tax filers, specifically those with adjusted gross incomes of $20,000 or less. Intuit will provide the service through our Web TurboTax product beginning in January 1999. We don't expect that this service will have a material impact on our revenues from our desktop or online tax products, as the average income of our current customers and their clients is well above the $20,000 income threshold.

CONSUMER FINANCE DIVISION

As indicated below, the Internet had a profound effect in the Consumer Finance Division, which was responsible for most of our Internet products during fiscal 1998. These are the major products and services offered by our Consumer Finance
Division:

Quicken Software. Our Quicken desktop software products help users organize, understand and manage their personal finances by providing easy methods for recording and categorizing various types of financial transactions. For example, Quicken enables customers to reconcile checking and savings accounts, record credit card purchases and payments, and track cash, investments, mortgages and other assets and liabilities. Our latest Quicken products incorporate a number of Web integration features, such as direct links to relevant portions of Quicken.com, an embedded Web browser, online banking and bill payment functions, and a feature that allows customers of participating brokerage firms to download brokerage account data and execute securities trades through their broker's website. We just launched our Quicken '99 product line in September 1998, five weeks ahead of our traditional late October release date. The product line includes a new bundled product called Quicken Financial Center, which includes both Quicken Deluxe and TurboTax Deluxe.

Online Transactions. Quicken includes an online banking feature that allows users to download transaction and account information from participating financial institutions directly into their Quicken accounts. We also offer online bill payment through Quicken, with services provided by Checkfree or participating financial institutions. Online revenues come primarily from advertising and marketing fees paid by participating financial institutions.

Quicken.com. Quicken.com is our personal finance website. It's designed to enable people to make better financial decisions and perform financial tasks more easily by giving them useful tools, software applications, resources and objective information about a variety of personal finance topics, in one location. (Quicken.com also has offerings designed for small businesses - see "Small Business Website" on page 10.) Quicken.com includes "channels" for Investments, Tax, Insurance, Home/Mortgage and other financial areas. Quicken.com content is created by Intuit and by third party publishers and financial experts. We do not currently charge customers a fee to access Quicken.com, but we receive revenue from financial institutions and other companies that advertise and/or sell their products or services on Quicken.com.

Quicken.com includes our Quicken InsureMarket and QuickenMortgage marketspaces. Marketspaces help buyers find the financial products and services they are seeking, and help providers of financial products and services find new customers. Our Quicken InsureMarket site enables customers to shop for insurance products online. Users can currently apply for and purchase term life insurance from ten national carriers. Auto insurance is currently available from one carrier in eleven states, and we expect to expand the number of carriers and states during fiscal 1999. Our QuickenMortgage site allows consumers to shop for home mortgages online. Users can currently pre-qualify for, and apply for, mortgages from eleven lenders nationwide. We receive initial implementation fees, ongoing annual participation fees and transaction-based fees from insurance carriers and lenders who participate in these marketspaces, and some participating institutions also pay us fees for data processing and other administrative services. We rely on a single third party to perform the back-end processing services for our QuickenMortgage site. Failure of that party to perform these services would require us to discontinue certain aspects of our mortgage service until an alternative service provider could be located. This would have a serious negative impact on the performance of the QuickenMortgage marketspace.

We believe the long-term success of Quicken.com will depend on our ability to build scale rapidly, which will require us to increase our customer base as quickly as possible, get greater participation by financial institutions and expand the depth and breadth of offerings on the site. We believe that the investments channel is the most important site for increasing advertising and sponsorship participation by financial institutions, since it tends to attract relatively more affluent, financially savvy consumers that financial institutions are seeking for their products and services. Accordingly, expansion of the investments channel content, both through internal development and the acquisition of third party content, has been and will continue to be a high priority. For our marketspaces, participation by financial institutions involves a greater commitment than purchasing advertising, but the marketspaces allow participants to focus on a very specific group of consumers who are already actively seeking the products and services they offer. Although we have devoted significant internal resources to marketspace development efforts, our progress in certain areas has been hampered by technological and other challenges involved in working with large financial institutions. To supplement our internal development efforts, we will also consider acquisitions of, and strategic relationships with, third parties that have technology to enable us to expand our marketspaces more rapidly.

INTERNATIONAL DIVISION

Our International Division is divided into three regions: Japan, Europe and Asia/Pacific. The recent performance of our international operations has been disappointing relative to our expectations. In response, we have restructured certain operations to make them more efficient, and we have narrowed our strategic focus to fewer products (primarily small business products) in fewer markets. We are also investing resources to create personal finance websites in Canada, the United Kingdom and Germany. We do not expect significant growth in our International Division during fiscal 1999.

Japan Region. Our Intuit KK subsidiary in Japan currently offers small business products developed by Milkyway KK (acquired in January 1996) and Nihom Micom (acquired in March 1997) that address the upper and middle segments of the small business market in Japan. Fiscal 1998 results were negatively affected by increasing competition in the high end of the small business accounting market and our late entry into the market for high-end Windows products, as well as adverse economic conditions in Japan and in Asia generally. We are refocusing our efforts on the lower end of the small business market, which we are addressing with a localized version of QuickBooks launched in September 1998. However, the economic conditions and currency exchange rates may continue to have an impact.

Europe Region. We serve selected European markets and South Africa with localized versions of our products through our offices in Germany, France and the United Kingdom. During fiscal 1998, we restructured our European region to centralize management operations in Munich. We also outsourced all European customer service, technical support, manufacturing and order fulfillment functions to third party vendors. With our new focus on small business products in selected larger markets, we are devoting fewer resources to consumer finance and tax products, and to smaller geographic markets.

Asia/Pacific Region. Our Asia/Pacific region includes Canada, Australia, Latin America, Hong Kong and other parts of Southeast Asia. We offer Quicken in Canada, Australia, Hong Kong, the Philippines and Singapore, as well as several Latin American countries. We offer QuickBooks in Canada, Australia and Hong Kong. We also offer our QuickTax(TM) personal and professional tax products in Canada and Australia. Our Canadian operations enjoyed more success in fiscal 1998 than our other international operations, in terms of both growth and profitability.

Special Risks for International Operations. Developing and localizing products for foreign markets is more time-consuming and costly than developing products for the U.S. market. Recruiting and retaining talented software engineers and managers can be more difficult in our international offices as well. Delays or other problems in product launches may be more likely because of these factors, and we experienced significant product launch delays in fiscal 1996 and fiscal 1998. Economic conditions in international markets can also negatively affect our business, as they did in Japan in fiscal 1998 and in Europe in fiscal 1996.
Our international revenue and expenses are currently denominated in a variety of foreign currencies and are subject to fluctuations in currency exchange rates. We don't currently engage in any hedging activities. Although currency fluctuations have not had a significant negative impact in the past, this could change in the future if our international operations grow. Other risks that could have a negative impact on our international operations include unexpected changes in regulatory requirements, tariffs and other trade barriers; longer accounts receivable payment cycles and collection difficulties; the burden of complying with a wide variety of foreign laws; possible adverse tax consequences including repatriation of earnings; and potentially less protection for our intellectual property rights under foreign laws.


                               PRODUCT DEVELOPMENT

A primary goal of our development efforts is to design products and services that will appeal to our large existing customer base as well as to new customers. For existing customers we focus on both upgrades of products they already own, and new, complementary products and services. We also focus on products that generate recurring revenue, such as our tax preparation products, financial supplies and our online payroll service. While much of our product development is done internally, we supplement our internal development efforts by acquiring strategically important products and technology from third parties, or establishing other relationships that enable us to expand our business more rapidly.

During the past few years, we have devoted significant resources to developing and expanding new products and services, including our multi-user QuickBooks Pro product, and Internet products such as QuickenMortgage and our online payroll service. Our total research and development expenses as a percentage of revenue were 14% in fiscal 1996, 16% in fiscal 1997 and 18% in fiscal 1998. Hiring and retaining highly qualified technical employees is critical to the success of our development efforts, particularly in new product areas, and we face intense competition for these employees.

The expansion of our Internet-based products has had a significant impact on our development process. Our desktop software products tend to have a fairly predictable, structured development cycle of about 12-24 months. Once new products are released, they generally are not modified (except to fix "bugs") until the next scheduled product upgrade. The development process for Internet-based products is much more rapid, much less predictable, and has much shorter development cycles . Getting products and services launched quickly is crucial to competitive success, but this time pressure may result in lower product quality. Once launched, Internet-based offerings must be continuously and rapidly updated to incorporate changing technology and customer demands, as well as to fix bugs. In addition, Internet-based products must address customer concerns about privacy and security. We currently incorporate a variety of security measures into our products and services, and we are developing a customer information privacy policy. However, a major breach of customer privacy or security could have serious consequences for us.

The development process for our products and services is complex and involves some risks. Product and service launches can be delayed for a variety of reasons. Products may have "bugs" that hinder product performance, give customers incorrect results and/or damage customer data. These problems can be expensive to fix, particularly if we need to do a major maintenance release or pay refunds to customers. They can also result in higher technical support costs and lost customers.

The development of tax preparation software presents a unique challenge because of the demanding annual development cycle required to incorporate tax law changes each year. Tax law change issues also affect our tax table service and our payroll service. We can't predict how complex the tax law changes will be each year, when the changes will be made, or when tax forms included in the products will be available from the IRS and state tax agencies. The rigid development timetable increases the risk of errors in the products. Although fiscal 1998 and 1997 tax product quality was high, in fiscal 1996 we had product defects that led to negative publicity, customer dissatisfaction and incremental operating expenses. We guarantee the accuracy of the tax calculations performed by our federal personal tax products and we have agreed to reimburse any penalties paid by a consumer customer to the Internal Revenue Service solely as a result of miscalculation on a form prepared using our personal tax products. If these products contain a calculation error affecting a significant number of consumer customers' returns, we could be subject to liability claims and be required to make substantial payments, and our operating results and financial condition could be materially adversely affected.

The rigid development timetable for tax products also increases the risk of a product launch delay. Since the tax return preparation season is brief, it is imperative that we release tax products as early as possible. A late release in any year could cause our current and prospective customers to choose a competitive product for that year's tax season, making it more difficult for us to sell our products to those customers in future tax seasons.


                        MARKETING, SALES AND DISTRIBUTION

MARKETS

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

RETAIL DISTRIBUTION

We market our desktop software in North America through traditional retail software outlets, computer superstores, office and warehouse clubs and general mass merchandisers. We also have OEM, or "original equipment manufacturer," relationships with hardware and software manufacturers who combine our products with their products and sell them to retailers and consumers. Although OEM sales generate little revenue (due to low pricing for OEMs) and reduce operating margins in the short term, they are strategically important because they are a good source of new customers.

In Japan, Europe and other international markets, we rely on distributors, VARs and OEMs, who sell products into the retail channel. In Japan, we expect that our shift in focus to the lower end of the small business accounting market will require us to strengthen our direct relationships with retailers, which will present challenges.

Retail sales revenue represented about 30% of total revenues during fiscal 1996, 27% in fiscal 1997 and 32% in fiscal 1998. The only retailer or distributor that accounted for more than 10% of our net revenue during the past three fiscal years was Ingram Micro Inc. (13% in fiscal 1996, 12% in fiscal 1997 and 15% in fiscal 1998).

There are increasing numbers of companies competing for access to the distribution channels we use. Our arrangements with our distributors and retailers may be terminated by either party at any time without cause. Retailers typically have a limited amount of shelf space and promotional resources, for which there is intense competition. Any termination or significant disruption of our relationship with any of our major distributors or retailers, or a significant reduction in sales volume attributable to any of our principal resellers, could materially adversely affect our results of operations and financial condition. Also, the bankruptcy, deterioration in financial condition or other business difficulties of a distributor or retailer could impact our ability to collect our accounts receivable from the affected party, which could have an adverse effect on our operating results and financial condition.

During fiscal 1998, our personal tax business benefited from particularly strong relationships with several major retailers. However, during the past few years, there has been increasing consolidation among retailers, and we expect this consolidation trend to continue. Consolidation has resulted in a number of large retailers with significant bargaining power. This factor, combined with intense competition for access to retail shelf space and promotional support, has made it challenging for us to negotiate financially favorable terms with retailers. We expect to face even greater challenges in negotiating retail relationships in fiscal 1999 and beyond, particularly given Microsoft's possible entrance into the personal tax market. This could have a negative impact on our future results.

DIRECT DISTRIBUTION

We believe that mail and telephone direct sales campaigns are an effective way to generate orders and provide opportunities for cross-selling, as well as to stimulate retail demand and increase consumer awareness of our products. Direct sales frequently generate significantly higher revenue per unit than retail sales, but this also means that aggressive retail pricing (such as we have seen in the personal tax area) can harm direct sales efforts. We use targeted direct-mail and telephone solicitations, direct-response newspaper and magazine advertising, and television and radio advertising to encourage direct sales.

ELECTRONIC DISTRIBUTION

Customers can order and receive software products electronically through the Quicken Store, which is accessible through Quicken.com and other Intuit websites. Electronic delivery has been a particularly effective method of distribution for our TurboTax state tax preparation products. Customers can also order financial supplies through our supplies website. Electronic ordering and delivery are convenient for customers and less expensive for Intuit. During fiscal 1998, about 2% of our total desktop software and supplies revenues were generated by products ordered and/or delivered electronically, but we expect this percentage to increase in fiscal 1999.

PRODUCT RETURNS

Like most other software companies, we have a generous return policy for our distributors and retailers, although we encourage them to make returns promptly. We have an unconditional return policy for direct customers. We establish reserves for product returns in our financial statements, based on estimated future returns of products, taking into account promotional activities, the timing of new product introductions, distributor and retailer inventories of our products and other factors. In the past, returns have not generally exceeded the reserves we have established for them. However, if in the future retail sell-through of a major product falls significantly below expectations, or if competitors' promotional or other activities result in increased product returns, returns could exceed the reserves established for them and could have a negative effect on our financial performance. In addition, the rate of product returns could increase as other changes in our distribution channels occur or existing products become obsolete.

During the tax return preparation season, we generally ship significantly more tax products to our distributors and retailers than we expect them to sell during the tax season, in order to reduce the risk that distributors or retailers will run out of products during the short tax season. As a result, we have historically accepted significant returns of tax products each year, principally from April to September, and we expect to continue to do so in the future.


                                   COMPETITION

OVERVIEW

We face intense competition from many companies in almost all of our business areas, both domestically and internationally. Many of our competitors have significantly greater financial, technical and marketing resources than we do. The most important competitive factors for our desktop software are product features, ease of use, quality and reliability, brand name recognition, timing of product launches compared to competitors (particularly for tax products), price, access to distribution channels and quality of technical support services. For our Internet products, the most important competitive factors are speed in getting new products to market, the ability to distribute them effectively (i.e., generate significant website traffic), brand name recognition, product features and ease of use. We believe we compete effectively on most of these factors, as our three principal desktop software products (Quicken, QuickBooks and TurboTax) are the leading products in their respective markets, and our Quicken.com site is one of the top personal finance sites as measured by household reach statistics published by Media Metrix. However, we always face the risk that competitors will introduce better products and services, reduce prices, gain better access to distribution channels, increase advertising (including advertising targeted at

Intuit customers), and release new products before we do. Any of these events (particularly any prolonged price competition) could have a material negative impact on our financial performance. They could also affect our ability to keep existing customers and acquire new customers, which is particularly important for our Internet products.

SMALL BUSINESS DIVISION

The major domestic competitor for our small business accounting software is currently Peachtree Software (a division of ADP). A trial version of Peachtree's multi-user product is being "bundled" with Microsoft Office Small Business Edition. Peachtree also has a new product that integrates with Microsoft Office, a feature that QuickBooks does not yet offer. These factors may affect our competitive position. Despite competitive pressures, according to statistics published by PC Data, QuickBooks accounted for an average of about 80% of monthly retail dollar sales of small business accounting software from August 1997 through July 1998.

Our financial supplies business competes with a number of business forms companies, such as Deluxe Business Systems, New England Business Services and Moore Business Forms, as well as with direct mail check printers and banks. In addition, our QuickBooks products have certain features (such as customizable invoicing) that compete with our supplies products. Also, online bill payment services and online payroll services with direct deposit capabilities (including services offered by or through Intuit) offer a competitive alternative to printed checks. Significant competitive factors for the supplies business include ordering convenience, distribution channels, product quality, speed of delivery and price. We believe we compete effectively in most of these areas, but we have experienced increased pricing pressures from many of our competitors. While we have been able to offset some of the impact of price competition by improving operational efficiencies and customer service, at some point continuing price pressures could negatively affect revenue and profitability for our supplies business.

TAX DIVISION

In the personal tax area, our major domestic competitor is currently Block Financial Corporation, the makers of TaxCut software. During fiscal 1997, TaxCut was priced very aggressively, and reached the market earlier than our TurboTax products, which adversely impacted sales of TurboTax. During fiscal 1998, we released TurboTax several weeks earlier than in fiscal 1997, which enabled us to compete more successfully with TaxCut. According to statistics published by PC Data, TurboTax accounted for over 80% of retail dollar sales of PC-based personal tax preparation software during the recent tax season. We expect competition to remain fierce during fiscal 1999. Competition could become particularly intense if Microsoft enters this market with a personal tax product. Microsoft is a formidable competitor, and its presence in the personal tax market would lead to additional pricing pressures, and could adversely impact our ability to negotiate advantageous terms with major retailers.

The professional tax preparation software marketplace is very competitive. Our largest competitors in the U.S. are Commerce Clearing House (CCH), with its Computax product line, and RIA, with its Fast Tax and Creative Solutions offerings. In the past, professional tax software providers have been highly fragmented, but recent years have seen substantial consolidation. We believe our recent acquisition of Lacerte improves our competitive position in professional tax. See "Acquisition of Lacerte," on page 4, for more details about the acquisition.

Intuit attempts to monitor regulatory and public policy developments that could affect the current business climate. During calendar year 1998, for example, the federal government considered extending current services provided by the IRS - specifically, the free provision of certain tax forms using the Internet. The IRS also sought greater authority in the future to permit taxpayers to fill out government provided tax forms and return them directly to the government, although this would require a significant expansion of the current IRS infrastructure. In the future, federal or state authorities may take actions that lead to greater government competition with the private sector, and legislative simplification of federal or state income tax laws could reduce demand for tax preparation software generally. On the other hand, certain policy changes considered and made during the 1998 Congressional legislative cycle actually removed barriers to electronic filing that had previously hampered taxpayers, and this may benefit Intuit. Future regulatory and legislative activity can enhance or harm Intuit's competitive position, and impact others in the tax preparation industry.

CONSUMER FINANCE DIVISION

In desktop consumer finance software, Microsoft is currently our primary domestic competitor. Quicken competes directly with Microsoft Money, which is aggressively promoted with free product offers through various distribution channels, and with advertising targeted at Quicken users. These competitive pressures, as well as other factors, have negatively affected Quicken revenue and profitability, particularly during fiscal 1997, when Quicken revenue declined by over 20%. During fiscal 1998, Quicken revenue and profitability improved significantly from fiscal 1997 levels with only a slight decline in our competitive position as measured by retail market share (see MD&A, page 29). According to statistics published by PC Data, Quicken accounted for an average of over 80% of monthly retail dollar sales for personal finance software from August 1997 through July 1998, but we expect competitive pressures to continue.

There are many competitors for our other consumer finance products and services, particularly for our Internet products. We expect that competition will increase as we expand our offerings, and as more companies expand their businesses onto the Internet. Our Quicken.com site competes for traffic with online financial publishers and the financial areas on numerous online services such as Yahoo!, as well as financially-oriented websites such as MSN Investor. We also face competition from financial institutions that are developing their own financial software and websites. Our insurance and mortgage marketspaces compete primarily with smaller companies with a very narrow product focus, but Microsoft is also a competitor in the mortgage area. In addition, in connection with a product development joint venture established by Intuit and certain private investors, we have agreed with the joint venture not to compete in certain areas of Web-based personal finance for a period of ten years. See "Web-based Finance Joint Venture" on page 6. See "Risks for Internet Commerce," on page 8, for a discussion of additional competitive risks for our Internet offerings.

INTERNATIONAL DIVISION

In the small business accounting software market in Japan, our primary competitors are OBC, PCA and Sorimachi. In Europe, we face competition from The Sage Group PLC (based in the United Kingdom) and Microsoft in the small business market. Strong competition in this market may have a more significant impact on our international business in the future, as the focus of our business in Europe is shifting more towards the small business market. We have a number of competitors in international tax, including CCH in Canada and TaxCalc in the United Kingdom. Microsoft is also a competitor in the consumer finance area.


                     CUSTOMER SERVICE AND TECHNICAL SUPPORT

We provide customer service and technical support by telephone (including automated voice response systems), fax, electronic mail and the Web. We have a full-time customer service and technical support staff that is supplemented by seasonal employees and outsourcing during periods of peak call volumes (such as during the tax return filing season, or shortly after a major product launch). Despite our efforts to adequately staff and equip our customer service and support operations, during peak periods we occasionally can't respond promptly to all customer requests for assistance. We may also have an unusually high volume of requests, and be unable to respond promptly, if large numbers of customer order shipments are delayed or if we have product bugs.

During the past few years, we have focused on developing support capabilities that can supplement, or in some situations replace, telephone service and support. For example, customers who are connected to the Internet can use our website to get answers to commonly asked questions, check on the status of a product order and receive bug fixes electronically. Alternative service and support methods are less expensive for us and are often more efficient and effective for customers as well. These programs, combined with a recent consolidation and restructuring of our technical support facilities, have allowed us to make significant improvement in the efficiency of our service and support operations. See MD&A, page 31.

Beginning in fiscal 1996, we started to institute fee-for-support programs for QuickBooks and for older versions of Quicken. We expanded these programs during fiscal 1997 and 1998, and we have also begun to eliminate support for older versions of some products. Revenues from our fee-for-support programs have not been material to date. However, the programs have helped to control technical support costs, and as we expand the QuickBooks Support Network to provide higher-quality support tailored to the specific requirements of small businesses, we believe our customer support operations can become a strategically important revenue source.


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

Our Quicken Investment Services, Inc. subsidiary (or "QISI") is registered as an investment adviser with the Securities and Exchange Commission and is subject to certain state regulatory laws as well. QISI is responsible for certain of the investment-related features in our products and services. Investment adviser regulations restrict QISI's business practices in several areas, including advertising and distribution arrangements. The business activities of IIS, which operates the Quicken InsureMarket website, are subject to state insurance regulations. IIS (or one of its officers) currently has an insurance license in each state where we believe licensing is necessary. State insurance laws regulate various aspects of the business operations of IIS and participating insurance carriers, including advertising, record-keeping and compensation. Our QuickenMortgage and Quicken Business CashFinder services are offered by a subsidiary called Intuit Lender Services, Inc. (or "ILSI"). ILSI (or one of its officers) currently has a mortgage or loan broker license in each state where we believe licensing is necessary. State laws regulate various aspects of the business operations of ILSI and participating lenders, including advertising, record-keeping and compensation.

Our Quicken products allow customers of participating brokerages to trade securities through their broker's website. Quicken InsureMarket may expand its site to include other insurance products, such as variable annuities, that are considered "securities" under federal and state laws. We believe we have structured these services in a way that avoids direct government regulation. However, it's possible that these services, or other services we may offer in the future, may be regulated under federal and/or state securities broker-dealer laws or other regulations. We continually analyze new business opportunities, and any new businesses that we pursue may require additional costs for regulatory compliance.

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

                              INTELLECTUAL PROPERTY

We rely on a combination of copyright, patent, trademark and trade secret laws, and employee and third-party nondisclosure agreements to protect our software products and other proprietary technology. While our proprietary technology is important, we believe our success depends more heavily on the innovative skills and technical competency of our employees. We don't have any copy-protection mechanisms in our software because we don't believe they are practical or effective. Current U.S. laws that prohibit copying give us only limited practical protection from software "pirates," and the laws of many other countries provide almost no protection for our intellectual property. Policing unauthorized use of our products is difficult, expensive and time-consuming and we expect that software piracy will be a persistent problem for our desktop software products. In addition, the unique technology of the Internet may tend to increase, and provide new methods for, illegal copying of the technology used in our Internet-based products. We consider our principal trademarks (including Intuit, Quicken, QuickBooks and TurboTax) to be important assets and have registered these and other trademarks and service marks in the U.S. and many foreign countries. The initial duration of trademark registrations varies from country to country and is 10 years in the U.S. Most registrations can be renewed repeatedly.

We don't necessarily own all of the software and other technologies used in our products and services, but we have all licenses that we believe are necessary for using that technology. We don't believe that our products, trademarks and other proprietary rights infringe anyone else's proprietary rights. However, other parties occasionally claim that features or content of certain of our products, or our use of certain trademarks, may infringe their property rights. Past claims have not resulted in any significant litigation, settlement or licensing expenses, but future claims could.


                                    EMPLOYEES

As of September 30, 1998, Intuit and its domestic subsidiaries had about 2,500 full-time employees, and our international subsidiaries had about 360 full-time employees. We believe our future success and growth will depend on our ability to attract and retain qualified employees in all areas of our business. We don't have any collective bargaining agreements with our employees, and we believe employee relations are generally good. We do not have any key person life insurance, and we do not have employment agreements with any employees that can insure continued service. Although we believe we offer competitive compensation and a good working environment, we face intense competition for qualified employees. Like many of our competitors, we have had difficulties during the past few years hiring and retaining employees.


ITEM 2
PROPERTIES

Our principal offices are located in Mountain View, California. We also lease office and manufacturing space in Palo Alto and San Diego, California. We lease our Mountain View facilities (currently about 260,000 square feet) under leases with staggered eight-year terms that we entered into in November 1994. Since December 1995, we have been in the process of moving our Palo Alto operations to Mountain View in stages. The move will be completed over the next several years. In June 1996, we relocated our San Diego operations to new offices (approximately 140,000 square feet) under a "build-to-suit" lease. The San Diego build-to-suit lease was amended this past fiscal year to provide for the construction and lease of a 71,000 square foot building (including a computer center), and to extend and revise the terms of the existing lease. See Note 7 of the financial statements (page 51) for information about our lease commitments.

We also lease facilities in Tucson, Arizona and Fredericksburg, Virginia (for customer service call centers), in Alexandria, Virginia (where our IIS subsidiary is located), in Dallas, Texas (where our Lacerte subsidiaries are located), and in Canada, England, France, Germany and Japan. During fiscal 1998, we entered into a "build-to-suit" lease to provide for the construction of two buildings totaling approximately 135,000 square feet on property located in Tucson, Arizona. In fiscal 1998 we also entered into a construction agreement to build a 45,000 square foot customer service and technical support facility on property owned by Intuit and located in Fredericksburg, Virginia.

We believe our facilities are adequate for our current and near-term needs and that we will be able to locate additional space to accommodate anticipated growth.


ITEM 3
LEGAL PROCEEDINGS

Intuit is currently a defendant in the following six class action lawsuits alleging that certain of our Quicken products have on-line banking functions that are not Year 2000 compliant: Alan Issokson v. Intuit Inc. (filed April 29, 1998 in the Santa Clara County, California Superior Court); Rocco Chilelli v. Intuit Inc. (filed May 13, 1998 in the New York Supreme Court, New York County, New York); Glenn Faegenburg v. Intuit Inc. (filed May 27, 1998 in the New York Supreme Court, New York County, New York); Joseph Rubin v. Intuit Inc. (filed May 27, 1998 in the Santa Clara County, California Superior Court); Donald Colbourn v. Intuit Inc. (filed June 4, 1998 in the San Mateo County, California Superior Court); and Jerald M. Stein v. Intuit Inc. (filed June 23, 1998 in the New York Supreme Court, New York County, New York). All of the lawsuits are substantively very similar. The lawsuits assert breach of implied warranty claims, violations of federal and/or state consumer protection laws, violations of various state business practices laws, and the plaintiffs seek compensatory damages, disgorgement of profits, and (in certain cases) attorneys' fees. See MD&A, page 34, for a discussion of Intuit's status and plans with respect to Year 2000 compliance.

On June 23, 1998, Intuit moved to dismiss the Issokson complaint. In August 1998, our motion was granted but the plaintiff still has an opportunity to amend the complaint to allege injury. We believe this will be difficult in light of the remedies that we are providing to our Quicken customers. However, if the complaint is amended in a manner that is satisfactory to overcome another motion to dismiss, we believe we have good and valid defenses to the claims asserted, and we intend to vigorously defend against the lawsuit.

We have filed motions to dismiss the complaints in every other case except the Colburn action. We plan on filing a demurrer in the Colburn action in the future. Discovery is stayed in the New York actions pending hearings on the motions. Discovery is ongoing in the Issokson and Stein actions. Given the outcome of the motion to dismiss in the Issokson case, we believe we may prevail on these motions as well. However, the ultimate outcome of any litigation is uncertain, and regardless of outcome, litigation can have an adverse impact on Intuit because of defense costs, diversion of management resources and other factors.

We are subject to other legal proceedings and claims that arise in the course of our business. We currently believe that the ultimate amount of liability, if any, for any pending actions (either alone or combined) will not materially affect our financial position, results of operations or liquidity. However, as noted above, the ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact.

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM 4A
EXECUTIVE OFFICERS OF THE REGISTRANT

Effective August 1, 1998, our Board of Directors elected William V. Campbell as Chairman of the Board and William H. Harris, Jr. as President and Chief Executive Officer of Intuit. Intuit founder Scott D. Cook became chairman of the Executive Committee of the Board and continues to work full-time with Intuit. In addition, the Board elected Mr. Harris as a director of Intuit, effective May 12, 1998. Prior to these changes, Mr. Cook served as

Chairman of the Board, Mr. Campbell served as President and Chief Executive Officer and Mr. Harris served as Executive Vice President.

The following table shows our current officers and their areas of responsibility. Biographies of our executive officers are included after the table.


NAME                            AGE     POSITION
----                            ---     --------
William V. Campbell              58     Chairman of the Board of Directors
Scott D. Cook                    46     Chairman of the Executive Committee of the Board of Directors
William H. Harris, Jr.           42     President and Chief Executive Officer; Director
Mari J. Baker                    33     Senior Vice President, Human Resources and Corporate Communications
Eric C.W. Dunn                   40     Senior Vice President and Chief Technology Officer
Alan A. Gleicher                 46     Senior Vice President, Sales
Mark R. Goines                   45     Senior Vice President, Consumer Finance Division
James J. Heeger                  42     Senior Vice President, Small Business Division
David A. Kinser                  47     Senior Vice President, Operations
Raymond G. Stern                 37     Senior Vice President, Strategy, Finance and Administration
Larry J. Wolfe                   47     Senior Vice President, Tax Products Division
Greg J. Santora                  47     Vice President, Finance and Corporate Services; Chief Financial Officer
Linda Fellows                    50     Treasurer and Director of Investor Relations
Catherine L. Valentine           46     Vice President, General Counsel and Corporate Secretary
Joel T. Brown                    37     Vice President and General Manager, Employer Services Group
Kristen Brown                    34     Vice President, Corporate Business Development
Craig B. Carlson                 35     Vice President, Product Development, Small Business Division
John Dick                        49     Vice President and General Manager, Technology Operations
Caroline F. Donahue              37     Vice President, Retail Sales
Brooks Fisher                    41     Vice President and General Manager, Community and Marketspaces
Brian D. Fitzgerald              49     Vice President, Worldwide Operations
Larry King, Jr.                  37     Vice President and General Manager, Financial Supplies Group
Elisabeth Lang                   41     Vice President, Corporate Communications
Cary Masatsugu                   42     Vice President and General Manager, Small Business Internet
Bernard F. McKay                 46     Vice President, Government Programs and Policy
Robert J. Meighan                40     Vice President and General Manager, Personal Tax Group
Daniel T. Nye                    32     Vice President, International
Carl Reese                       41     Vice President, QuickenMortgage
Tanya L. Roberts                 37     Vice President, Direct Marketing and Sales
William C. Shepard               56     Vice President and General Manager, Professional Products Group
Melanie Singer                   34     Vice President, Tax Software Engineering
Eric B. Torres                   34     Vice President, Consumer Product Development
Paul Vaillancourt                42     Vice President, U.S. Customer Support


Mr. Campbell was elected to Intuit's Board of Directors in May 1994 and currently serves as Chairman of the Board. He served as Intuit's President and Chief Executive Officer from April 1994 through July 1998. Mr. Campbell was President and Chief Executive Officer of GO Corporation (a pen-based computing software company) from January 1991 to December 1993. Mr. Campbell also serves on the board of directors of SanDisk, Inc. (a computer storage devices company), Great Plains Software, Inc. (a software company), Apple Computer, Inc. (a computer company) and Netscape Communications Corp. (an Internet browser company). He is a member of SanDisk's Compensation Committee and a member of Apple's Audit Committee. Mr. Campbell holds both a Bachelors and a Masters degree in economics from Columbia University.

Mr. Cook, a founder of Intuit, has been a director of Intuit since March 1984 and is currently Chairman of the Executive Committee of the Board. He served as Intuit's Chairman of the Board from March 1993 through July 1998. From March 1984 to April 1994, he also served as President and Chief Executive Officer of Intuit.

Mr. Cook also serves on the board of directors of Amazon.com, Inc. (an online bookseller) and ebay Inc. (an online electronic commerce company). Mr. Cook holds a Bachelor of Arts degree in economics and mathematics from the University of Southern California and a Masters in Business Administration from Harvard University.

Mr. Harris became President and Chief Executive Officer of Intuit in August 1998 and joined Intuit's Board of Directors in May 1998. He joined Intuit as Executive Vice President in December 1993, in connection with Intuit's acquisition of ChipSoft, Inc. (a tax preparation software company), and served in that capacity through July 1998. He was responsible for Intuit's tax and consumer finance businesses from July 1996 through July 1998. From January 1992 to December 1993, Mr. Harris served as President and Chief Operating Officer of ChipSoft. Mr. Harris earned a Bachelor of Arts degree in American Studies from Middlebury College in Vermont and a Masters in Business Administration from Harvard University.

Ms. Baker has served as Intuit's Senior Vice President of Human Resources and Corporate Communications since December 1997. She served as Senior Vice President of the Consumer Division from March 1997 to December 1997, and as Vice President and General Manager of the Personal Finance Group from July 1996 to March 1997. From April to July 1996, she served as Vice President of Intuit's Financial Supplies Group, and she served as Vice President of International from September 1994 to April 1996. From January 1994 through September 1994, Ms. Baker was Vice President of Marketing for Now Software, Inc. (a personal and small business software company). Ms. Baker first joined Intuit in April 1989 and served in various marketing positions until she left Intuit in December 1993. Ms. Baker holds Bachelor of Arts degrees in economics and sociology from Stanford University. Ms. Baker also serves on the Board of Trustees for Stanford University.

Mr. Dunn has served as a Senior Vice President of Intuit since July 1996 and as Chief Technology Officer since March 1997. He was responsible for the Consumer/International Division from July 1996 to March 1997. He served as Vice President and General Manager of Intuit's Personal Finance Group from May 1994 to July 1996, and served as Intuit's Chief Financial Officer and a director from September 1986 to December 1993. Mr. Dunn holds a Bachelor of Arts degree in physics and a Masters in Business Administration from Harvard University.

Mr. Gleicher became Intuit's Senior Vice President of Sales in March 1997. He is responsible for retail, direct and OEM sales. He served as Intuit's Vice President of Sales from December 1993 to March 1997. From September 1990 until Intuit's acquisition of ChipSoft, Inc. (a tax preparation software company) in December 1993, Mr. Gleicher served as ChipSoft's President, Personal Tax Division. Prior to joining ChipSoft, Mr. Gleicher was President and a co-founder of SoftKat, which was a leading educational and consumer software distributor. Mr. Gleicher has a Bachelors degree in economics and business finance from San Diego State University. He also earned a certificate from the Marketing Management Program at Stanford University.

Mr. Goines has served as a Senior Vice President of Intuit since August 1997. He has been responsible for the Consumer Division since December 1997, and was Senior Vice President and General Manager of the International Group from August 1997 until December 1997. He served as Intuit's Vice President and General Manager of the International Group from April 1996 to August 1997. Mr. Goines was formerly the Vice President of Intuit's Personal Tax Group and the Director of Product Management of ChipSoft, Inc. (a tax preparation software company that was acquired by Intuit in 1993). Prior to joining Intuit, Mr. Goines served in a variety of capacities in the area of consumer financial services. Mr. Goines holds a Bachelor of Science degree and a Masters of Business Administration from the University of California at Berkeley.

Mr. Heeger became Senior Vice President of Intuit's Small Business Division in July 1997. He served as Chief Financial Officer of Intuit from April 1996 to July 1997, and was Senior Vice President in charge of the Finance, Customer Services and Operations functions from July 1996 until July 1997. He served as Vice President and General Manager of Intuit's Supplies Group from December 1993 to April 1996 and served as Intuit's Vice President of Operations from August 1993 to December 1993. From September 1982 to August 1993, Mr. Heeger served in a number of marketing and operations roles at Hewlett-Packard Company. From 1987 to August 1993, he was responsible for distribution of Hewlett-Packard's personal computer products. Mr. Heeger received a Bachelor of Science degree in management from the Massachusetts Institute of Technology and a Masters in Business Administration from Stanford University.

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

Mr. Stern joined Intuit in January 1998 as Senior Vice President of Strategy, Finance and Administration. Mr. Stern is responsible for all aspects of Intuit's strategic planning and business development, as well as the finance and legal functions. Prior to joining Intuit, Mr. Stern spent over ten years with The Boston Consulting Group (a business consulting firm), where he was the partner responsible for the firm's West Coast high technology practice from May 1994 to December 1997. Mr. Stern holds a Bachelor of Science degree in mechanical engineering from Stanford University and a Masters in Business Administration from Harvard University.

Mr. Wolfe became Intuit's Senior Vice President of the Tax Products Group in May 1997. Prior to that, he served as Vice President and General Manager of Intuit's Personal Tax Group from April 1996 to May 1997. He was the director of technical support and sales for Intuit's Professional Tax Group from March 1994 to April 1996. From January 1990 to March 1994, Mr. Wolfe was Vice President of Direct Link Software, Inc. ("DLS") and its successors. DLS was a privately held software company from January 1990 to March 1993, when it was acquired by ChipSoft, Inc. ChipSoft was subsequently acquired by Intuit in December 1993. Mr. Wolfe holds a Bachelor of Science degree in business administration from the University of Southern California and is a certified public accountant.

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

Ms. Valentine joined Intuit as General Counsel in September 1994. She has served as a Vice President of Intuit since August 1997 and as Corporate Secretary since April 1996. From November 1993 to September 1994, she was General Counsel of Macromedia, Inc. (a multimedia software tools company). Ms. Valentine was General Counsel of GO Corporation (a pen-based computing software company) from September 1991 to November 1993. Ms. Valentine holds Bachelor of Arts degrees in finance and economics from the University of Illinois and a Juris Doctorate from the University of Chicago.

PART II
ITEM 5
MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION FOR COMMON STOCK

Intuit's common stock began trading over the counter in March 1993 at the time of our initial public offering. It is quoted on the Nasdaq National Market under the symbol "INTU." The following table shows the range of high and low closing sale prices reported on the Nasdaq National Market for the periods indicated. Prices reflect inter-dealer prices without retail markup, markdown or commissions. On September 30, 1998, the closing price of Intuit's Common Stock was $46.5625.

The market price of our Common Stock has been volatile because of many factors, including the seasonality and quarterly fluctuations in our revenue and operating results (see MD&A, page 25), announcements of technical innovations, new commercial products, company or product acquisitions or the development of strategic relationships by Intuit or its competitors, changes in earnings estimates by analysts and changes in market conditions in the computer hardware and computer software industries. In addition, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated to the operating performance of the companies affected. These market fluctuations may adversely affect the market price of Intuit's Common Stock in the future.


                                                          High          Low
                                                          ----          ---
         FISCAL 1997

               First quarter.........................   $40.50       $26.00
               Second quarter........................    39.75        26.88
               Third quarter.........................    28.63        21.50
               Fourth quarter........................    28.50        22.13

         FISCAL 1998

               First quarter.........................   $35.75       $23.88
               Second quarter........................    41.25        27.13
               Third quarter.........................    53.38        39.13
               Fourth quarter........................    66.50        45.00


STOCKHOLDERS

As of September 30, 1998, we had approximately 800 record holders of our common stock, and about 56,000 beneficial holders.

DIVIDENDS

We have never paid any cash dividends on our common stock. We currently anticipate that we will retain all future earnings for use in our business, so we don't anticipate paying any cash dividends in the foreseeable future.

ITEM 6
SELECTED FINANCIAL DATA

The following table shows selected consolidated financial information for Intuit for the past five fiscal years. The comparability of the information is affected by a variety of factors, including our acquisitions and dispositions of businesses. In addition, in August 1994, Intuit changed its fiscal year end to July 31 from September 30. Consequently, fiscal 1994 includes only ten months of operating results. To better understand the information in the table, investors should also read "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 26, and the Consolidated Financial Statements and Notes beginning on page 37.


                                FIVE-YEAR SUMMARY

                                           TEN MONTHS
                                             ENDED
                                             JULY 31,                             YEARS ENDED JULY 31,
                                           -----------      --------------------------------------------------------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA     1994              1995             1996            1997              1998
                                           -----------      -----------      -----------      -----------      -----------
(In thousands, except per share data)
Net revenue ..........................     $   210,376      $   419,160      $   538,608      $   598,925      $   592,736

Loss from continuing operations ......        (183,974)         (44,296)         (14,355)          (2,932)         (12,157)

Net income (loss) ....................        (183,974)         (44,296)         (20,699)          68,308          (12,157)

Basic loss per share from continuing
    operations .......................           (5.34)           (1.07)           (0.32)           (0.06)           (0.24)

Basic net income (loss) per share ....           (5.34)           (1.07)           (0.46)            1.47            (0.24)

Diluted loss per share from continuing
 operations ..........................           (5.34)           (1.07)           (0.32)           (0.06)           (0.24)

Diluted net income (loss) per share ..     $     (5.34)     $     (1.07)     $     (0.46)     $      1.44      $     (0.24)


                                                                              JULY 31,
                                           -------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET DATA                1994            1995             1996             1997              1998
                                           -----------      -----------      -----------      -----------      -----------

(In thousands)
Cash, cash equivalents and
    short-term investments ...........     $    87,185      $   197,775      $   198,018      $   205,099      $   382,832

Working capital ......................          68,675          164,281          169,724          243,195          605,456

Total assets .........................         257,593          398,605          418,020          663,676        1,498,596

Long term obligations ................           3,715            8,770            5,583           36,444           35,566

Total stockholders' equity ...........     $   183,872      $   280,399      $   299,235      $   415,061      $ 1,088,361

ITEM 7
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

                                  INTRODUCTION

CAUTIONS ABOUT FORWARD-LOOKING STATEMENTS

This Form 10-K includes "forward-looking" statements about future financial results, future products and other events that have not yet occurred. For example, statements like we "expect," we "anticipate" or we "believe" are forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties about the future. We will not necessarily update the information in this Form 10-K if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of our business are discussed throughout this Form 10-K. Investors should read all of these risks carefully, and should pay particular attention to risks affecting the areas identified in the first paragraph on page 3.

OVERVIEW

In the Management Discussion and Analysis section of the 10-K we are providing more detailed information about our operating results and changes in financial position over the past three years. This section should be read in conjunction with the Consolidated Financial Statements and related Notes beginning on page 37.

During the fiscal year ended July 31, 1998, our overall revenue decreased by 1% compared to fiscal 1997, due primarily to the loss of revenue as a result of the disposition of our Parsons subsidiary in August 1997. If for comparison purposes, Parsons revenue was excluded from fiscal 1997, then our revenue in fiscal 1998 would have been 13% higher than in fiscal 1997.

On a generally accepted accounting principles ("GAAP") basis, we reported a net loss of $12.2 million for fiscal 1998 compared to net income of $68.3 million in fiscal 1997. This comparison is unfavorably impacted by a $53.8 million charge for purchased research and development associated with the acquisition of Lacerte in fiscal 1998 and a $71.2 million gain from the sale of Intuit Services Corporation in fiscal 1997. After excluding one-time charges such as the fiscal 1998 AOL charge of $16.2 million, the impact of our divested Parsons subsidiary, the gain on sale of discontinued operations, restructuring charges and acquisition-related charges in fiscal 1998 and 1997, we would have experienced a 38% improvement in net income in fiscal 1998 over fiscal 1997. This improved performance was primarily the result of lower cost of sales, and lower customer service and technical support costs. Our performance improved while we were making significant investments in our new QuickBooks multi-user technology and our expanding Internet products, including the new online payroll service we introduced on a limited basis in September 1998. Since we anticipate that all of our divisions will increasingly leverage the Internet as a means of offering products, we expect to continue incurring significant research and development investments in fiscal 1999 through internal development, acquisitions and strategic partnerships. The development and expansion of our Internet commerce businesses will involve significant risks including intense competition and difficulty in developing and implementing new business models and new operational infrastructures. See page 8 of the business section for more information regarding these risks.

Our business is highly seasonal. Sales of tax products are heavily concentrated from November through March. Sales of consumer finance and small business products are typically strongest during the year-end holiday buying season, and therefore major product launches usually occur in the fall to take advantage of this customer buying pattern. These seasonal patterns mean that revenue is usually strongest during the quarter ending January 31. We experience lower revenues for the quarters ending April 30, July 31, and October 31, while operating expenses to develop and manage products and services continue during these periods. This can result in significant operating losses, particularly in the July 31 and October 31 quarters. The seasonality of our revenue patterns is likely to be exacerbated by our acquisition of Lacerte. Operating results can also fluctuate for other reasons such as changes in product release dates, non-recurring events such as acquisitions and dispositions, and product price cuts in quarters with relatively high fixed expenses. Acquisitions and dispositions in particular have a significant impact on the comparability of both our quarterly and yearly results.


                              RESULTS OF OPERATIONS

Our sale of Parsons at the beginning of fiscal 1998 has impacted the comparability of our operating results for fiscal 1997 and fiscal 1998. Accordingly, the following revenue, cost of goods sold and operating expense tables compare our fiscal 1998 results determined in accordance with GAAP to our fiscal 1997 results, which exclude all revenues and expenses associated with our divested Parsons subsidiary. Since Parsons was divested for our entire 1998 fiscal year, we believe this comparison provides a more meaningful analysis of our results. Fiscal 1997 and fiscal 1996 results are being presented and compared on a GAAP basis since both years include activity from our divested Parsons subsidiary.


NET REVENUE


(Dollars in millions)                 1996        CHANGE      1997            1997          CHANGE        1998
                                     -------------------------------     --------------------------------------
                                     (GAAP)                    (GAAP)    (Excluding Parsons)           (GAAP)
Software and related services        $463.0         11%        $512.0         $438.6         14%        $498.3
% of revenue ................            86%                       85%            83%                       84%

Supplies ....................        $ 75.6         15%        $ 86.9         $ 86.9          9%        $ 94.4
% of revenue ................            14%                       15%            17%                       16%

Total .......................        $538.6         11%        $598.9         $525.5         13%        $592.7


Since the business of selling software and related services is considerably different from our supplies business, we break them out separately for reporting purposes. The following revenue discussion is categorized by our business divisions, which is how we examine our results internally. Our domestic supplies business is considered a part of our small business division while the international supplies business is considered part of our international division.

Each of our business divisions reports Internet commerce revenues that are specific to its operations and are included in its results. We use the term Internet commerce to refer to all of our Internet-based business activities. Internet commerce has two components: Internet products and electronic distribution. Internet products include activities where the customer realizes the value of the goods or services directly on the Internet or an Intuit server. Internet product revenues include, for example, advertising revenues generated on our Quicken.com website, online tax preparation and electronic filing revenues, and transaction and processing fees from our online insurance and online mortgage services. Electronic distribution includes revenues generated by electronic ordering and/or delivery of traditional desktop software products and financial supplies.

Although we have made significant progress in our Internet commerce activities during the past year, investors should be aware that initial success achieved in these areas will not necessarily result in improved financial results. We believe that the dramatic growth of the Internet and the Web will give us significant opportunities to grow our revenue over the next several years. However, revenue from Internet commerce was only 8% of total revenue during fiscal 1998 (6% for Internet products and 2% for electronic distribution).

We recognize revenue from sales of our desktop software products when products are shipped, less reserves for expected returns and rebates from both the retail and direct distribution channels. These reserves are difficult to estimate, especially for seasonal products. If actual returns are significantly higher than our estimated reserves, this could have a material negative impact on our revenue and operating results. See Note 1 of the financial statement notes (page
43) for additional information regarding net revenue.

Small Business Division. Small Business Division revenues come primarily from the following sources:

-       QuickBooks product line
-       Supplies products (including checks, envelopes and invoices)
-       Tax table services
-       Support fees charged to customers for telephone assistance

Overall, revenue for the division grew 16% in fiscal 1998 compared to fiscal 1997. Revenues for the division were largely affected by the timing of our QuickBooks product releases in fiscal 1998 compared to fiscal 1997. In fiscal 1997, we launched QuickBooks 5.0 in the second quarter (December 1996). In fiscal 1998 we launched our QuickBooks 6.0 products (including the QuickBooks Pro multi-user product) in the fourth quarter (June 1998). With the QuickBooks Pro multi-user product, we are targeting the multi-user market for the first time. While we believe this will appeal to larger small business customers than we have been able to reach in the past, there are also risks. The multi-user version of QuickBooks has a higher sale price than single-user versions, which may adversely impact the channels we use to distribute the product, and may also adversely impact QuickBooks upgrade sales. Customer service and technical support costs may also be higher due to the added complexity of this product. If these or other risks occur, there could be a negative impact on our operating results.

Supplies revenues grew by 9% in fiscal 1998 compared to fiscal 1997.
This growth was primarily the result of our increasing customer base of small business owners who use QuickBooks and Quicken to run their small businesses. Our supplies business is a more consistent source of revenue than our software business, and is derived from an existing customer base. While customers may go long periods of time without buying a new version of software, they will often buy supplies in between software purchases. Tax table service revenues and fees charged for telephone support also grew substantially in fiscal 1998.

In September 1998, we introduced our new payroll processing service for our small business customers. In fiscal 1998, we incurred considerable research and development costs to develop this service. These expenditures will continue in fiscal 1999. We expect this service to be unprofitable in its initial stages and long term profitability will depend on our ability to obtain a large number of subscribers for this service from our QuickBooks user base. If subscriptions don't meet expectations, our future operating results could be negatively impacted.

Small Business Division revenues increased by 25% in 1997 compared to 1996. This was largely driven by higher QuickBooks product sales resulting from the release of version 5.0 in December 1996. We also benefited from a favorable shift in consumer buying patterns to higher-priced, increased functionality QuickBooks products in fiscal 1997 compared to fiscal 1996. Supplies net revenue increased by 17% in fiscal 1997 over fiscal 1996 as the result of higher customized check, envelope and invoice orders from an increasing small business customer base. Increased tax table service revenues and an expanded fee-for-support program (which began charging users for telephone assistance with their QuickBooks products beginning in fiscal 1997) also contributed to growth.

Tax Division.  Tax Division revenues come primarily from the following sources:

-       TurboTax and MacInTax personal tax preparation products
- Professional tax preparation products (ProSeries and Lacerte product lines)
-       Electronic tax return preparation and filing fees

Overall, Tax Division revenues grew 10% in fiscal 1998 compared to fiscal 1997. This growth reflects higher sales of our TurboTax products in fiscal 1998 and a sales mix improvement towards higher-priced deluxe products. The personal tax market was more competitive in fiscal 1998 because our primary competitor lowered its prices earlier in the tax software sales season this year. Despite intense competition, we achieved sales increases largely due to positive product reviews in the press, federal tax law changes enacted in late 1997 and an expanded investment in retail distribution. We were also successful in getting our TurboTax products to market more quickly in fiscal 1998. The Tax Division also experienced growth in Internet commerce revenues during fiscal 1998 as evidenced by significant increases in electronic filing and state tax product downloads compared to the prior year. We believe that competition will continue to be intense in fiscal 1999 and beyond. It is possible that Microsoft Corporation will enter the personal tax preparation software market, which could have a negative impact on our revenue, profitability and market share. We are also at risk if federal or state government agencies choose to offer tax preparation software products or electronic filing services that would compete with our products.

Our professional tax product sales increased 10% in fiscal 1998 compared to fiscal 1997. We experienced this growth primarily because we have been successful in attaining new customers and in many cases have upgraded renewal customers to higher-priced, increased functionality products. We expect the acquisition of Lacerte will significantly expand our professional tax operations during fiscal 1999. In its fiscal years ended March 31, 1997 and 1998, Lacerte had revenue of $68.1 million and $75.6 million, respectively, and income from operations of $23.4 million and $28.9 million, respectively. While we expect that the acquisition will add to revenue and earnings, there are risks. See "Acquisition of Lacerte" on page 4 of the Business section for more detail regarding strategic benefits and risks of the Lacerte acquisition. We are also assuming significant acquisition-related costs as a result of the transaction. See Note 3 of the financial statement notes (page 49) for a discussion of these costs.

Both personal and professional tax products experienced revenue growth in fiscal 1997. Personal tax product revenues for fiscal 1997 grew by approximately 13% over fiscal 1996 as a result of increases in both the direct and retail channel sales of Intuit's TurboTax and related products. Sales increases were attributable both to higher unit sales and a favorable shift in buying patterns to higher-priced products. Professional tax product revenues grew by approximately 16% over the prior year due to strong customer acceptance of Windows-based product offerings and an increase in pay-per-return revenues.

Consumer Finance Division. Consumer Finance Division revenues are derived primarily from the following sources:

-       Quicken product line
- Advertising and sponsorship fees from the consumer areas of our Quicken.com website
- Implementation, marketing and transaction fees from financial institutions (including marketspace participants) providing services through Quicken and Quicken.com

Overall, Consumer Finance Division revenues grew 24% in fiscal 1998 compared to fiscal 1997. Our Quicken product sales were up slightly for the year, reflecting a more favorable sales mix toward our higher-priced products, offset by lower overall unit sales. While we anticipate that Quicken revenues will remain roughly flat for fiscal year 1999, there is a risk that they will decline. In fiscal 1997, Quicken experienced over a 20% decline in revenues. There is no assurance that similar declines will not occur in the future. Fiscal 1998 revenue included a $10 million royalty payment from Checkfree, which we will not receive in fiscal 1999.

Growth for the division was driven by increasing Internet product revenues, which approximately doubled in fiscal 1998 compared to fiscal 1997. This growth has been generated in part by collaborating with third party online service and content providers such as Excite and AOL, which have helped to increase traffic to our Quicken.com website. The Excite agreement calls for us to share revenue generated from our Quicken.com site. The AOL agreement calls for us to make significant guaranteed payments over the term of the agreement. See Note 5 (page
50) of the financial statement notes for more information regarding the Excite and AOL agreements. While the Internet provides a significant opportunity for revenue growth, there are also risks. Since we have made significant financial commitments to third party providers, we must continue to increase traffic and revenue in order to become profitable. See "Risks of Internet Commerce," on page 8, for more information regarding risks.

Consumer Finance Division revenues declined approximately 20% in fiscal 1997 compared to fiscal 1996. The combination of price reductions and lower retail unit sales of Intuit's Quicken product line were primarily responsible for the decline. In addition, we experienced a shift in consumer buying patterns away from deluxe versions of products and toward lower-priced regular product versions in fiscal 1997. In fiscal 1997, Intuit's revenues included a $10 million fee from Checkfree for connectivity to Checkfree's bill payment service through Quicken.

International Division. International Division revenues come primarily from the following sources:

-       Japanese small business products
-       German Quicken, QuickBooks and Tax products
-       Canadian Quicken, QuickBooks and Tax products
-       United Kingdom Quicken, QuickBooks and Tax products

In addition to the above, we also operate in smaller European, Asian and Latin American markets. International Division revenues were down slightly in fiscal 1998 compared to fiscal 1997. This reflects lower revenues in Europe, roughly flat revenues in Japan and higher revenues in Canada. In fiscal 1998, we launched a new version of Quicken throughout Europe and a new version of QuickBooks in Germany. In Japan, revenues were negatively impacted by the recent economic slowdown, increasing competition in the high-end small business accounting market and a weak Japanese currency. This was partially offset by increased revenues resulting from our acquisition of Nihon Micom. In Canada, we experienced solid revenue growth from our QuickTax, Quicken and QuickBooks products. We have refocused our product development in Europe towards small business products in selected larger markets. As a result, we expect to devote fewer resources to consumer finance and tax products, and to smaller geographic markets. We also introduced QuickBooks in Japan in September 1998 in an effort to target a lower-priced market than our current products reach. While we expect that international revenues will be flat or slightly down in fiscal year 1999, there is a risk that they could be significantly lower if our initiatives are not effective or if the Japanese currency continues to devalue significantly.

In anticipation of the upcoming conversion to a common European currency, we have performed preliminary evaluations to determine the impact on our internal systems and products. Based on these evaluations, we currently believe the conversion will have an immaterial impact on our operations.

International Division revenues experienced growth of approximately 28% during fiscal 1997 compared to fiscal 1996. This growth was the result of significant gains in the Japan and European regions. In Japan, growth resulted from the release of a Windows-based product acquired from Nihon Micom. In the European region, sales improved due to Quicken product releases in Germany and the release of QuickBooks in the U.K. In Canada, fiscal 1997 growth was attributable to an increase in unit sales of Canadian versions of Quicken, QuickBooks and QuickTax products.

COST OF GOODS SOLD

(Dollars in millions)         1996        CHANGE      1997            1997          CHANGE        1998
                              -------------------------------     --------------------------------------
                              (GAAP)                    (GAAP)    (Excluding Parsons)           (GAAP)
 Product .............        $136.5          1%        $137.3         $119.3          1%        $120.5
 % of revenue ........            25%                       23%            23%                       20%

 Amortization of
  purchased software
  and other ..........        $  1.4          7%        $  1.5         $  1.5         93%        $  2.9
 % of revenue ........             0%                        0%             0%                        0%

There are two components of cost of goods sold. The largest is the direct cost of manufacturing and shipping products. The second component is the amortization of purchased software, which is the cost of products obtained through business acquisitions. Excluding the operating results of our divested Parsons subsidiary for fiscal 1997, cost of goods sold decreased to 20% of net revenue in fiscal 1998 compared to 23% in fiscal 1997. This improvement was the result of our customers buying more of our CD ROM products, which cost less to manufacture and ship than disk-based products. We have also improved the efficiency of our order-taking process in the financial supplies business, which has reduced costly re-orders. While we are continuing our efforts to reduce these costs, we expect cost of goods sold as a percentage of net revenue to increase in fiscal 1999 due largely to the changing nature of our business. Primary reasons are as follows:

- Our expanding service related businesses (such as online payroll and support fees for telephone assistance) tend to produce lower margins and will result in higher cost of sales as a percentage of revenue.
- We are increasing our investment in the infrastructure required to support our expanding Internet commerce businesses. Although not significant in fiscal 1998, these costs will be classified as cost of goods sold in fiscal 1999.
- Some of these new cost of sales items (such as depreciation of servers) tend to be fixed in nature and may cause significant variations in quarterly comparisons of cost of sales as a percentage of revenue.

We believe that all of these factors will continue to put upward pressure on our cost of goods sold as a percentage of revenue in fiscal 1999 and beyond. Cost of goods sold could also be negatively impacted if we experience errors in our current or future products. While this risk is mitigated by our increasing capability to fix product errors less expensively via the Internet, our results may suffer if there is a material product error.

Total cost of goods sold decreased as a percentage of net revenue for fiscal 1997 compared to fiscal 1996. This was the result of improvements in supplies order processing, a reduction of obsolete inventory write-offs in Germany, lower materials costs, increasing sales of CD ROM products and a decrease in warranty expenses in fiscal 1997 compared to 1996.

OPERATING EXPENSES

(Dollars in millions)                   1996         CHANGE        1997            1997          CHANGE          1998
                                       ---------------------------------     -----------------------------------------
                                       (GAAP)                      (GAAP)    (Excluding Parsons)               (GAAP)
 Customer service and technical
 support ......................        $106.9           12%         $119.8         $112.4            5%         $117.7
 % of revenue .................            20%                          20%            21%                          20%

 Selling and marketing ........        $142.3           14%         $162.0         $129.8           27%         $164.8
 % of revenue .................            26%                          27%            25%                          28%

 Research and development .....        $ 75.6           23%         $ 93.0         $ 85.8           27%         $108.6
 % of revenue .................            14%                          16%            16%                          18%

 General and administrative ...        $ 33.1           13%         $ 37.5         $ 35.0            5%         $ 36.7
 % of revenue .................             6%                           6%             7%                           6%


 Charge for purchased research
 and development ..............        $  8.0           38%         $ 11.0         $ 11.0          389%         $ 53.8
 % of revenue .................             1%                           2%             2%                           9%


 Other acquisition costs,
 including amortization of
 goodwill and purchased
 intangibles ..................        $ 40.6          (35)%        $ 26.5         $ 21.5           13%         $ 24.2
 % of revenue .................             8%                           4%             4%                           4%


 Restructuring costs ..........            --          N/A          $ 10.4         $ 10.4         (100)%            --
 % of revenue .................            --                            2%             2%                          --



Customer Service and Technical Support. Excluding the operating results of our divested Parsons subsidiary for fiscal 1997, customer service and technical support expenses decreased to 20% of net revenue in fiscal 1998 compared to 21% in fiscal 1997. We benefited from cost reductions due to the restructuring and consolidation of our technical support facilities in the United States and Europe in the fourth quarter of fiscal 1997. We have also benefited from our initiatives to provide customer service and technical support less expensively through websites and other electronic means. While we anticipate that service and support expenses will stay relatively flat or decrease as a percentage of revenue because of the 1997 restructuring and increased fees charged for telephone support, there is a risk that these expenses could increase. For example, our new multi-user QuickBooks product may result in higher customer service and technical support expenses since customers may need considerably more assistance with this more complex product.

Customer service and technical support expenses remained constant at approximately 20% of net revenue for both fiscal 1997 and 1996. International technical support cost increases were offset by improved management of domestic technical support facilities and resources and higher product quality in fiscal 1997 compared to 1996.

Selling and Marketing. Excluding the operating results of our divested Parsons subsidiary for fiscal 1997, selling and marketing expenses increased to 28% of net revenue in fiscal 1998 compared to 25% in fiscal 1997. The significant increase was due to a charge of $16.2 million related to the AOL agreement in the third quarter of fiscal 1998, as well as increased selling and marketing costs in support of our TurboTax product launch and increased promotion of our Internet products. We expect this trend to continue as competition intensifies in the personal tax market and for our Internet products in fiscal 1999.

Selling and marketing expenses for fiscal 1997 grew to 27% of net revenue compared to 26% in 1996. This increase was due to higher marketing expenses in response to increased tax product competition and the support of several key international product launches.

Research and Development. Excluding the operating results of our divested Parsons subsidiary for fiscal 1997, research and development expenses increased to 18% of net revenue in fiscal 1998 compared to 16% in fiscal 1997. The development of the multi-user version of QuickBooks contributed to these increasing costs since it was more expensive to develop than our less complex single-user products. Increases were also a result of our increased spending to improve and expand our Internet products in an effort to attract more customer traffic to Quicken.com. We believe that research and development expenses related to Internet products will continue to increase in fiscal 1999. This could have an adverse effect on our operating results, particularly if revenue from these services does not meet expectations.

Research and development expenses grew to 16% of net revenue in fiscal 1997 compared to 14% in 1996. This increase resulted from an increased investment in Internet product initiatives as well as the development of our desktop software. Specifically, expenses rose as a result of development costs related to Quicken InsureMarket, development work on Open Financial Exchange (a specification for the exchange of financial information over the Internet) and the development of other financial websites.

General and Administrative. Excluding the operating results of our divested Parsons subsidiary for fiscal 1997, general and administrative expenses decreased to 6% of net revenue in fiscal 1998 compared to 7% in fiscal 1997. General and administrative expenses remained essentially flat at 6% of net revenue for both fiscal 1997 and fiscal 1996.

Charge for Purchased Research and Development. When acquiring a company, we often record a one-time charge for purchased research and development. This charge represents the value of products we acquire that aren't yet complete enough to be considered technologically feasible. We recorded such a charge of $53.8 million in fiscal 1998 as the result of the Lacerte acquisition, $11 million in fiscal 1997 ($4.9 million when we acquired GALT Technologies, Inc. and $6.1 million when we acquired Nihon Micom) and $8.0 million in fiscal 1996 as a result of the acquisition of IIS. Since these charges are specific to each particular acquisition, we are unable to estimate what these charges may be in the future.

The fiscal 1998 charge for purchased in-process research and development resulted from our acquisition of Lacerte. The amount of this write-off was determined by valuing the projects under development for which technological feasibility had not been established. Two projects were identified for products being developed under separate operating systems (DOS and Windows). The value of the products was determined by estimating the costs to develop the in-process technology into commercially feasible products, estimating the net cash flows we believe will result from the products and discounting these net cash flows back to their present value. We believe these products will be completed by March 1999 and that the risk of these products not being successfully completed is low. However, if we were unable to successfully develop these products, it could have a negative impact on our operating results.

Other Acquisition Costs. Other acquisition costs include the amortization of goodwill and purchased intangibles that are recorded as part of an acquisition. Excluding the operating results of our divested Parsons subsidiary for fiscal 1997, these costs increased to $24.2 million in fiscal 1998 compared to $21.5 million in fiscal 1997. This increase was due primarily to our acquisition of Lacerte. Acquisition costs decreased by $14.1 million to $26.5 million in fiscal 1997 compared to 1996. This decrease was due to the fact that a majority of the intangibles related to our December 1993 acquisition of Chipsoft Inc. became fully amortized during fiscal 1997. For future periods, acquisition costs will continue to have an impact on our results. Based on acquisitions completed as of July 31, 1998, future amortization will reduce net income (after tax) by approximately $78.5 million, $72.8 million and $61.6 million for the years ending July 31, 1999 through 2001, respectively. If we complete additional acquisitions in the future, this could result in additional amortization charges. Specifically, if we exercise our option to purchase Venture Finance Software Corp. (see Note 5 (page 50) of the financial statement notes), we would record substantial intangible assets that would be amortized over the life of VFSC's technology.

Restructuring Costs. Restructuring charges of $10.4 million were recorded in our fourth quarter of fiscal 1997 to account for the consolidation of technical support sales and other operations in the U.S. and Europe. As part of the restructuring, we closed our Rio Rancho, New Mexico customer support facility. As of July 31, 1998 we have a balance of approximately $1.8 million in accrued restructuring related expenses.

OTHER INCOME

For fiscal 1998, interest and other income and expense, net, remained essentially flat as a percentage of revenue compared to the same periods of the prior year. The $4.3 million gain on disposal of business in fiscal 1998 resulted from the sale of our Parsons subsidiary in August 1997.

INCOME TAXES

For fiscal 1998 we recorded a tax benefit of $7.7 million and pretax loss of $19.8 million, resulting in an effective tax benefit rate of 38.9%. The effective tax rates in prior years were significantly higher due to charges for in-process research and development and amortization of certain intangibles related to various acquisitions for which no tax benefit is available. As of July 31, 1998, we have provided a valuation reserve of $9.6 million related to the benefit of losses in our foreign subsidiaries that we believe are unlikely to be realized.

DISCONTINUED OPERATIONS

We sold our ISC subsidiary to Checkfree Corporation in the second quarter of fiscal 1997. This resulted in a $71.2 million gain, net of tax. See Note 4 of the financial statement notes for additional information regarding this sale and the on-going treatment of our investment in Checkfree.


                         LIQUIDITY AND CAPITAL RESOURCES

At July 31, 1998, our unrestricted cash and cash equivalents totaled $138.1 million, a $91.4 million increase from July 31, 1997. Improvements in liquidity were a result of net cash provided by operations and financing activities, partially offset by cash used for investing activities.

Our operations provided $68.3 million in cash during the twelve months ended July 31, 1998. Primary contributors to cash provided were net income adjusted for non-cash expenses such as acquisition charges and depreciation as well as a significant increase in accrued liabilities. The increase in liabilities was driven by higher reserves for rebates and returns resulting from product releases occurring during the fourth quarter of the current fiscal year. In the prior fiscal year, product releases occurred during our first and second fiscal quarters, which generally resulted in lower reserves at year-end. These increases were partially offset by cash used for payments we made for expenses related to the ISC and Parsons sales, a reduction in prepaid assets and a reduction in deferred tax liabilities. We also experienced a significant increase in accounts receivable balances due to the fourth quarter product releases.

Investing activities used $473.2 million in cash for the twelve months ended July 31, 1998. The primary use of cash was our acquisition of Lacerte, a professional tax preparation software company, for approximately $400 million in cash. The acquisition was funded by a public offering of 10 million shares of common stock, discussed below. Other uses of cash included net purchases of both short-term and long-term investments, in addition to purchases of property and equipment. Capital expenditures are primarily for equipment and facilities to support our ongoing and expanding operations and information systems. Uses of cash were partially offset by $26.4 million in cash proceeds from the sale of our Parsons subsidiary and $9.0 million from the sale of our technical support facility in New Mexico. Due to our significant investments in marketable securities, there is a risk that market value declines may have a negative impact on our liquidity. For example, we experienced a significant decline in the value of our investment in Checkfree subsequent to our fiscal year end. There can be no assurance that similar declines will not occur for any of our marketable securities. If such declines are deemed to be permanent, they will result in a charge to our statement of operations. See Note 17 (page 58) of the financial statement notes for more information about recent declines in marketable securities.

The $496.3 million in cash provided by financing activities is primarily due to our public offering of 10 million shares of common stock in the fourth quarter of fiscal 1998. Net proceeds were approximately $456 million. In March 1997, we borrowed $30.3 million from Japanese banks in connection with our acquisition of Nihon Micom. We have guaranteed the loan and pledged approximately $28.5 million of short-term investments (110% of the current loan balance) to be restricted as security for the borrowings at July 31, 1998.

Our agreement with AOL obligates us to pay a minimum of $30 million over the term of the three-year agreement. Of this amount, approximately $16.2 million was paid to AOL in the third quarter of fiscal 1998. We currently do not have any other significant capital expenditure commitments, though we may require additional cash for strategic projects in the future. For example, if we exercise our option to purchase VFSC (see Note 5 of the financial statement notes) and elect to pay all or a significant portion of the exercise price in cash, it would require a significant cash expenditure.

In the normal course of business, we enter into leases for new or expanded facilities in both domestic and international locations. See Note 7 of the financial statement notes (page 51) and the "Properties" section (page 19) for more information on lease commitments.

We believe that our unrestricted cash and cash equivalents will be sufficient to meet anticipated seasonal working capital and capital expenditure requirements for at least the next twelve months.


                                    YEAR 2000

Many existing computer systems use only the last two digits to identify a year. Consequently, as the year 2000 approaches, many systems do not yet recognize the difference in a year that begins with "20" instead of "19." This, as well as other date related processing issues, may cause systems to fail or malfunction unless corrected.

We are currently taking steps to address Year 2000 issues in the following three areas: (1) our internal systems (including information technology such as financial and order entry systems and non-information technology systems such as phones and facilities); (2) our products; and (3) the readiness of third parties with whom we have business relationships. We have assigned a dedicated Year 2000 project team to develop and implement a comprehensive five-phase Year 2000 readiness plan for our world-wide operations relating to all of these areas. This plan has executive sponsorship, is regularly reviewed by senior management and includes progress reports to the board of directors on a regular basis.

Phase One (initiation) involves increasing company awareness by educating and involving all appropriate levels of management regarding the need to address Year 2000 issues. Phase Two (inventory) consists of identifying all of our systems, products and relationships that may be impacted by Year 2000. Phase Three (assessment) involves determining our current state of Year 2000 readiness for those areas identified in the inventory phase and prioritizing areas that need to be fixed. Phase Four (action) will consist of developing a plan for those areas identified as needing correction in the assessment phase. Phase Five (implementation) will consist of executing our action plan and completing the steps identified to attain Year 2000 readiness. We are currently in the inventory phase of the plan for both our internal systems and third party relationships. For our products, we are in either the inventory or assessment phase of our plan. We currently expect to complete implementation for all of the targeted areas by the end of our 1999 fiscal year (July 1999).

While Year 2000 costs incurred to date (including litigation costs) have not been material, we will incur additional costs as we complete the project phases. Based on preliminary assessments resulting from the early phases of our plan in each of the targeted areas, we are currently unable to determine whether additional costs to achieve Year 2000 readiness will be material. Additional costs incurred may include but are not limited to: the cost of manufacturing and distributing free solutions for products that are not Year 2000 ready; the impact of lost sales due to distribution of free Year 2000 ready solutions for affected products; the administrative costs of completing the Year 2000 project; the cost of correcting our internal systems; and the cost of implementing necessary contingency plans.

While we are dedicating substantial resources toward attaining Year 2000 readiness, there is no assurance that we will be successful in our efforts to address all Year 2000 issues. If we are not successful, there could be significant adverse effects on our operations. For example, failure to achieve Year 2000 readiness for our internal systems could delay our ability to manufacture and ship products, disrupt our customer service and technical support facilities, or interrupt customer access to our online products and services. If our products are not Year 2000 ready, we could suffer lost sales or other negative consequences resulting from customer dissatisfaction, including additional litigation (see discussion below). We also rely heavily on third parties such as manufacturing suppliers, service providers, financial institutions and a large retail distribution channel. If these or other third parties experience Year 2000 failures or malfunctions, there could be a material negative impact on our ability to conduct ongoing operations. For example, our ability to manufacture and ship products into the retail channel, to receive retail sales information necessary to maintain proper inventory levels, or to complete online transactions dependent upon third party service providers, could be affected. Many of our products are significantly interconnected with heavily regulated financial institutions. Our relationships with financial institutions could be impacted if we do not achieve Year 2000 readiness in a manner and on a time schedule that permits them to comply with regulatory requirements. We may also incur additional costs if we are required to accelerate our Year 2000 readiness to meet financial institution requirements. As with all companies, we also rely on other more widely used entities such as government agencies, public utilities and other external forces common to business and industry. Consequently, if such entities were to experience Year 2000 failures, this could disrupt our ability to conduct ongoing operations.

In an effort to reduce the risks associated with the Year 2000, we have incorporated contingency planning as part of our five-phase plan, building upon disaster recovery and contingency planning that we already have in place. This includes identifying areas where we are most vulnerable to Year 2000 risk and putting contingency plans in place before we experience potential failures. For example, we have contracted with multiple suppliers to better ensure that our products can be manufactured if a particular supplier experiences system failures. We are building a second data center facility that will give us an opportunity to develop back-up systems. We have also contracted with multiple transportation companies to provide product delivery alternatives. While we believe these contingency plans will reduce certain risks, we are still assessing the need for additional contingency plans in areas where we believe there may be significant exposure.

Several class action lawsuits have recently been filed against Intuit in California and New York, alleging Year 2000 issues with the online banking functionality in certain versions of our Quicken products, and it is possible that we will face additional lawsuits. We do not believe the lawsuits have merit and intend to defend them vigorously. We have been working with financial institutions to provide solutions to their current online banking customers and are planning to make such solutions available before customers experience any Year 2000 problems. See Part I, Item 3, "Legal Proceedings" (page 20) for more information.

The above discussion regarding costs, risks and estimated completion dates for the Year 2000 is based on our best estimates given information that is currently available, and is subject to change. As we continue to progress with this initiative, we may discover that actual results will differ materially from these estimates.

ITEM 7A
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SHORT-TERM INVESTMENT PORTFOLIO

We do not hold derivative financial instruments in our short-term investment portfolio. Our short-term investments consist of instruments that meet high quality standards consistent with our investment policy. This policy dictates that we diversify our holdings and limit our short-term investments to a maximum of $5 million to any one issuer. Our policy also dictates that all short-term investments mature in 30 months or less.

The following table provides expected maturity and interest rate information for our investment portfolio. Maturity information is based on principal cash flows and interest rates are calculated on a weighted average basis.

PRINCIPAL AMOUNTS BY EXPECTED MATURITY:
(in thousands, except interest rates)

                                                           YEARS ENDING JULY 31,                                 FAIR VALUE
                                      ----------------------------------------------------------                  JULY 31,
                                      1999            2000            2001          2002    2003      TOTAL         1998
                                      ----            ----            ----          ----    ----      -----         ----
Cash Equivalents ...........     $   115,751               --               --       --      --     $115,751      $115,751
       Average Interest Rate            4.30%                                                           4.30%

Investments ................     $   109,447      $   163,317      $       408       --      --     $273,172      $273,215
       Average Interest Rate            4.18%            3.90%            3.80%                         4.01%

Total Portfolio ............     $   225,198      $   163,317      $       408       --      --     $388,923      $388,966
       Average Interest Rate            4.24%            3.90%            3.80%                         4.09%

MARKETABLE SECURITIES

We also carry significant balances in marketable equity securities as of July 31, 1998. These securities are subject to considerable market risk due to their volatility. See Note 17 of the financial statement notes for more information regarding risks related to our investments in marketable securities.

IMPACT OF FOREIGN CURRENCY RATE CHANGES

During fiscal year 1998, most local currencies of our international subsidiaries weakened against the U.S. dollar. Since we translate foreign currencies into U.S dollars for reporting purposes, these weakened currencies had a negative, though immaterial, impact on our results. We also believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our international subsidiaries invoice customers, and satisfy their financial obligations almost exclusively in their local currencies. There was also an immaterial currency exchange impact from our intercompany transactions for fiscal year 1998. Currency exchange risk is also minimized since foreign debt is due almost exclusively in local foreign currencies. During fiscal 1998, we did not engage in foreign currency hedging activities.

ITEM 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INTUIT INC.

1.       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

         The following financial statements are filed as part of this Report:

                                                                                                       PAGE
                                                                                                       ----
            Report of Ernst & Young LLP, independent auditors....................................        38

            Consolidated Balance Sheets as of July 31, 1997 and 1998.............................        39

            Consolidated Statements of Operations for the three years ended July 31, 1998........        40

            Consolidated Statements of Stockholders' Equity for the three years ended
                  July 31, 1998..................................................................        41

            Consolidated Statements of Cash Flows for the three years ended July 31, 1998........        42

            Notes to Consolidated Financial Statements...........................................        43

2.       INDEX TO FINANCIAL STATEMENT SCHEDULES

         The following financial statement schedule is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements:

               SCHEDULE                                                                                PAGE
               --------                                                                                ----
                  II        Valuation and Qualifying Accounts....................................        59

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors and Stockholders of Intuit Inc.



We have audited the accompanying consolidated balance sheets of Intuit Inc. as of July 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 31, 1998. Our audits also included the financial statement schedule listed on the Index to Financial Statement Schedules on the preceding page. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intuit Inc. at July 31, 1997 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                        ERNST & YOUNG LLP


Palo Alto, California
August 19, 1998

                                   INTUIT INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                  JULY 31,          JULY 31,
(In thousands, except par value)                                                    1997              1998
                                                                                 -----------       ----------
ASSETS
Current assets:
  Cash and cash equivalents .................................................    $  46,780         $  138,133
  Short-term investments ....................................................      158,319            244,699
  Marketable securities .....................................................      190,800            499,285
  Accounts receivable, net of allowance for doubtful accounts
     of $4,499 and $5,335, respectively (1) .................................       42,190             59,417
  Inventories ...............................................................        3,295              3,695
  Prepaid expenses and other current assets (2) .............................       13,393             34,896
                                                                                  --------         ----------
          Total current assets ..............................................      454,777            980,125
Property and equipment, net .................................................       83,404             69,413
Purchased intangibles, net ..................................................       19,836             85,797
Goodwill, net ...............................................................       26,935            285,793
Other assets ................................................................        2,808             10,937
Long-term deferred income taxes .............................................           --             21,006
Investments .................................................................       41,150             17,009
Restricted investments ......................................................       34,766             28,516
                                                                                  --------         ----------
Total assets ................................................................     $663,676         $1,498,596
                                                                                  ========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..........................................................     $ 35,688         $   44,035
  Accrued compensation and related liabilities ..............................       22,458             23,728
  Deferred revenue ..........................................................       22,732             58,560
  Income taxes payable ......................................................        3,811              3,044
  Deferred income taxes .....................................................       27,310            120,482
  Other accrued liabilities .................................................       99,583            124,820
                                                                                  --------         ----------
          Total current liabilities .........................................      211,582            374,669
Long-term deferred income taxes .............................................          589                 --
Long-term notes payable .....................................................       36,444             35,566
Commitments and contingencies ...............................................
Stockholders' equity: .......................................................
  Preferred stock, $0.01 par value ..........................................
  Authorized - 3,000 shares total; 145 shares designated Series A; 200 shares designated Series B Junior Participating
    Issued and outstanding - none; none .....................................           --                 --
  Common stock, $0.01 par value
     Authorized -- 250,000 shares
     Issued and outstanding - 46,942 and 59,320 shares, respectively ........          469                593
  Additional paid-in capital ................................................      558,391          1,080,554
  Net unrealized gain on marketable securities ..............................       20,668            181,071
  Cumulative translation adjustment and other ...............................       (1,236)             1,531
  Accumulated deficit .......................................................     (163,231)          (175,388)
                                                                                  --------         ----------
          Total stockholders' equity ........................................      415,061          1,088,361
                                                                                  --------         ----------
Total liabilities and stockholders' equity ..................................     $663,676         $1,498,596
                                                                                  ========         ==========

(1) Includes $1.0 and $3.4 million from Checkfree as of July 31, 1997 and 1998, respectively. (See Note 15.)

(2) Includes a $7.3 million note receivable from Venture Finance Software Corporation as of July 31, 1998. (See Note 15.)

                             See accompanying notes.

                                   INTUIT INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                             YEARS ENDED JULY 31,
                                                                    1996             1997            1998
                                                                 ---------        ---------        ---------
(In thousands, except per share data)

Net revenue (1) ..........................................       $ 538,608        $ 598,925        $ 592,736
Costs and expenses:
  Cost of goods sold:
     Product .............................................         136,470          137,281          120,538
     Amortization of purchased software and other ........           1,399            1,489            2,905
  Customer service and technical support .................         106,872          119,762          117,714
  Selling and marketing ..................................         142,319          162,047          164,834
  Research and development ...............................          75,558           93,018          108,604
  General and administrative .............................          33,153           37,460           36,719
  Charge for purchased research and development ..........           8,043           11,009           53,800
  Other acquisition costs, including amortization of
   goodwill and purchased intangibles ....................          40,570           26,543           24,204
  Restructuring costs ....................................              --           10,356               --
                                                                 ---------        ---------        ---------
          Total costs and expenses .......................         544,384          598,965          629,318
                                                                 ---------        ---------        ---------
          Loss from operations ...........................          (5,776)             (40)         (36,582)
Interest and other income and expense, net ...............           7,646            9,849           12,438
Gain on disposal of business .............................              --               --            4,321
                                                                 ---------        ---------        ---------
Income  (loss) from continuing operations before
  income taxes ...........................................           1,870            9,809          (19,823)
Provision (benefit)  for income taxes ....................          16,225           12,741           (7,666)
                                                                 ---------        ---------        ---------
Loss from continuing operations ..........................         (14,355)          (2,932)         (12,157)
Loss from operations of discontinued operations, net of
   income tax benefit of $3,725 ..........................          (6,344)              --               --
Gain from sale of discontinued operations, net of
   income tax provision of $52,617 .......................              --           71,240               --
                                                                 ---------        ---------        ---------
Net income (loss) ........................................       $ (20,699)       $  68,308        $ (12,157)
                                                                 =========        =========        =========
Basic net loss per share from continuing operations ......       $   (0.32)       $   (0.06)       $   (0.24)
Basic net loss per share from operations of discontinued
 operations ..............................................           (0.14)              --               --
Basic net income per share from  sale of discontinued
 operations ..............................................              --             1.53               --
                                                                 ---------        ---------        ---------
Basic net income (loss) per share ........................       $   (0.46)       $    1.47        $   (0.24)
                                                                 =========        =========        =========
Shares used in per share amounts .........................          45,149           46,424           49,676
                                                                 =========        =========        =========

Diluted net loss per share from continuing operations ....       $   (0.32)       $   (0.06)       $   (0.24)
Diluted net loss per share from operations of discontinued
  operations .............................................           (0.14)              --               --
Diluted net income per share from sale of discontinued
  operations .............................................              --             1.50               --
                                                                 ---------        ---------        ---------
Diluted net income (loss) per share ......................       $   (0.46)       $    1.44        $   (0.24)
                                                                 =========        =========        =========
Shares used in per share amounts .........................          45,149           47,448           49,676
                                                                 =========        =========        =========



(1) Includes $11.6 and $14.1 million from Checkfree for the years ended July 31, 1997 and 1998, respectively, and $10.3 million from Excite for the year ended July 31, 1998. (See Note 15.)


                             See accompanying notes.

                                   INTUIT INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                   NET
                                                                               UNREALIZED    CUMULATIVE
                                            COMMON STOCK        ADDITIONAL      GAIN ON     TRANSLATION     EARNINGS      TOTAL
                                           ----------------       PAID-IN      MARKETABLE    ADJUSTMENT   (ACCUMULATED STOCKHOLDERS'
                                           SHARES    AMOUNT       CAPITAL      SECURITIES     AND OTHER     DEFICIT)      EQUITY
(Dollars in thousands)                     ------    ------       -------      ----------     ---------     --------      ------
Balance at July 31, 1995 .............. 44,516,908  $   445     $   490,698           $--     $     96    $  (210,840)  $   280,399

Issuance of common stock pursuant
  to Intuit KK acquisition ............    650,000        7             473            --           --             --           480
Issuance of common stock pursuant
  to Intuit Insurance Services
  acquisition .........................    169,181        2           8,431            --           --             --         8,433
Issuance of common stock upon
  exercise of options .................    470,847        4          12,351            --           --             --        12,355
Tax benefit from option transactions...         --       --          18,865            --           --             --        18,865
Amortization of deferred
  compensation ........................         --       --              --            --           29             --            29
Translation adjustment and other ......         --       --              --            --         (627)            --          (627)
Net loss ..............................         --       --              --            --           --        (20,699)      (20,699)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 1996 .............. 45,806,936      458         530,818            --         (502)      (231,539)      299,235

Issuance of common stock pursuant to
  GALT acquisition ....................    212,053        2           8,709            --           --             --         8,711
Issuance of common stock upon
  exercise of options and other .......    826,818        8           7,540            --           --             --         7,548
Issuance of common stock pursuant to
  Employee Stock Purchase Plan ........     96,301        1           1,877            --           --             --         1,878
Release of stock from escrow pursuant
  to Parsons Technology, Inc.
  acquisition .........................         --       --           2,743            --           --             --         2,743
Tax benefit from employee stock
  option transactions .................         --       --           6,704            --           --             --         6,704
Net unrealized gain on marketable
  securities ..........................         --       --              --        20,668           --             --        20,668
Translation adjustment and other ......         --       --              --            --         (734)            --          (734)
Net income ............................         --       --              --            --           --         68,308        68,308
-----------------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 1997 .............. 46,942,108      469         558,391        20,668       (1,236)      (163,231)      415,061

Issuance of common stock upon
   exercise of options and other ......  2,230,258       22          41,222            --           --             --        41,244
Issuance of common stock pursuant to
  Employee Stock Purchase Plan ........    147,976        2           3,757            --           --             --         3,759
Issuance of common stock pursuant to
  public offering ..................... 10,000,000      100         455,950            --           --             --       456,050
Tax benefit from employee stock
  option transactions .................         --       --          21,234            --           --             --        21,234
Net unrealized gain on marketable
  securities ..........................         --       --              --       160,403           --                      160,403
Translation adjustment and other ......         --       --              --            --        2,767             --         2,767
Net loss ..............................         --       --              --            --           --        (12,157)      (12,157)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 1998 .............. 59,320,342  $   593     $ 1,080,554   $   181,071     $  1,531    $  (175,388)  $ 1,088,361
===================================================================================================================================

                             See accompanying notes.

                                   INTUIT INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                      YEARS ENDED JULY 31,
                                                                      --------------------
                                                                 1996          1997           1998
(In thousands)                                                ---------      ---------      ---------
Cash flows from operating activities:
  Net income (loss) .....................................     $ (20,699)     $  68,308      $ (12,157)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities: ..................            --
       Net gain on sale of discontinued operations ......            --        (71,240)            --
       Discontinued operations loss offset against gain .            --         (9,668)            --
       Gain on disposal of business, net of tax .........            --             --         (1,621)
       Gain on sale of facility .........................            --             --         (1,501)
       Charge for purchased research and development ....         8,043         11,009         53,800
       Amortization of goodwill and other purchased              44,502         29,715         24,330
          intangibles....................................
       Depreciation .....................................        23,853         28,952         28,908
       Changes in assets and liabilities:
          Accounts receivable ...........................       (10,498)         7,482        (17,055)
          Inventories ...................................         2,128          1,445         (1,044)
          Prepaid expenses ..............................        (4,817)        (4,090)       (14,104)
          Deferred income tax assets and liabilities ....        (1,989)       (14,501)       (39,221)
          Accounts payable ..............................        12,281            (26)         8,206
          Accrued compensation and related liabilities ..            47          6,441          1,403
          Deferred revenue ..............................         9,723             58          6,320
          Accrued acquisition liabilities ...............        (5,733)         1,445        (29,185)
          Other accrued liabilities .....................        (4,624)        22,931         43,491
          Income taxes payable ..........................         9,258          2,888         17,767
                                                              ---------      ---------      ---------
            NET CASH PROVIDED BY OPERATING ACTIVITIES ...        61,475         81,149         68,337
                                                              ---------      ---------      ---------
Cash flows from investing activities:
  Proceeds from sale of facility ........................            --             --          9,025
  Purchase of property and equipment ....................       (69,321)       (27,597)       (33,561)
  Sale of marketable securities .........................            --         29,500             --
  Acquisitions and dispositions, net of cash acquired ...            40        (34,224)      (350,288)
  Increase in other assets ..............................        (1,628)          (970)        (1,276)
  Purchase of short-term investments ....................      (197,003)      (258,892)      (293,306)
  Liquidation and maturity of short-term investments ....       165,046        215,338        213,176
  Purchase of long-term investments .....................            --        (41,150)       (17,009)
                                                              ---------      ---------      ---------
            NET CASH USED IN INVESTING ACTIVITIES .......      (102,866)      (117,995)      (473,239)
                                                              ---------      ---------      ---------
Cash flows from financing activities:
  Principal payments on long-term debt ..................        (3,187)          (661)        (4,798)
  Proceeds from issuance of long-term debt ..............            --         30,277             --
  Net proceeds from issuance of common stock ............        12,864          9,426        501,053
                                                              ---------      ---------      ---------
            NET CASH PROVIDED BY FINANCING ACTIVITIES ...         9,677         39,042        496,255
                                                              ---------      ---------      ---------
Net increase (decrease) in cash and cash equivalents ....       (31,714)         2,196         91,353
Cash and cash equivalents at beginning of period ........        76,298         44,584         46,780
                                                              ---------      ---------      ---------
Cash and cash equivalents at end of period ..............     $  44,584      $  46,780      $ 138,133
                                                              =========      =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid .........................................     $     305      $     652      $     432
                                                              =========      =========      =========
  Income taxes paid .....................................     $   5,791      $  31,906      $   6,054
                                                              =========      =========      =========



                             See accompanying notes.

                                   INTUIT INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Intuit Inc. develops, sells and supports small business accounting, tax preparation and consumer finance desktop software products, financial supplies (such as computer checks, envelopes and invoices), and Internet products for individuals and small businesses. Our products and services are designed to automate commonly performed financial tasks and to simplify the way individuals and small businesses manage their finances. We sell our products throughout North America and in many international markets. Sales are made through retail distribution channels, traditional direct sales to customers and the Internet.

Principles of Consolidation

The consolidated financial statements include the accounts of Intuit and its wholly-owned subsidiaries. We have eliminated all significant intercompany accounts and transactions. Investments in which we have a 20% to 50% interest or otherwise have the ability to exercise significant influence, are accounted for under the equity method. Investments in which we have less than a 20% interest and do not have significant influence are carried at cost or estimated realizable value, if less.

Use of Estimates

To comply with generally accepted accounting principles, we make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes. Our most significant estimates are related to the collectibility of accounts receivable, reserves for product returns and exchanges and reserves for rebates. We also use estimates to determine the carrying value of goodwill and purchased intangibles. Actual results may differ from our estimates.

Net Revenue

Intuit recognizes revenue from sales of desktop software products when products are shipped, less reserves for expected returns from both the retail and direct channels. To recognize revenue, it must be probable that we will collect the accounts receivable from our customers. Reserves are provided for excess quantities of current product versions, as well as previous versions of products still in the channel when new versions are launched. In some situations, we receive advance payments from our customers. Revenue associated with these payments must be deferred until the products are shipped or services are provided. We also reduce revenue by the estimated cost of rebates when products are shipped. Warranty reserves are provided at the time revenue is recognized for the estimated cost of replacing defective products. We recognize Internet product revenue (such as subscription revenues, Internet advertising and transaction revenue) as such fees are earned or services are provided.

Research and Development

Research and development expenses are expensed as incurred. The expenses are primarily the costs incurred to develop software and Internet products.

Customer Service and Technical Support

Customer service and technical support costs include order processing, customer inquiries and telephone assistance. We also include the costs of post-contract customer support in this expense category.

Advertising

We expense advertising costs as incurred. Advertising expense for the years ended July 31, 1996, 1997 and 1998 was approximately $24.6 million, $35.3 million and $27.0 million, respectively.

Cash, Cash Equivalents and Short-Term Investments

We consider highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Both cash equivalents and short-term investments are considered available-for-sale securities and are carried at amortized cost, which approximates fair value. The following schedule summarizes the estimated fair value of our cash, cash equivalents and short-term investments:

                                                  JULY 31,             JULY 31,
                                                    1997                1998
                                                  ---------           ---------
(In thousands)
Cash and cash equivalents:
  Cash .................................          $  20,188           $  22,382
  Money market funds ...................              3,369               6,972
  Commercial paper .....................              4,292                  --
  Municipal bonds ......................                 --              81,927
  U.S. Government securities ...........             18,931              26,852
                                                  ---------           ---------
                                                  $  46,780           $ 138,133
                                                  =========           =========

Short-term investments:
  Certificates of deposit ..............          $   5,075           $   5,043
  Corporate notes ......................             37,811               2,000
  Municipal bonds ......................            140,245             256,297
  U.S. Government securities ...........              9,954               9,875
  Restricted short-term investments ....            (34,766)            (28,516)
                                                  ---------           ---------
                                                  $ 158,319           $ 244,699
                                                  =========           =========

The estimated fair value of cash equivalents and short-term investments classified by date of maturity is as follows:

                                                  JULY 31,             JULY 31,
                                                    1997                1998
                                                  ---------           ---------
(In thousands)
 Due within one year ...................          $ 155,832           $ 225,241
 Due after one year ....................             63,845             163,725
 Restricted short-term investments .....            (34,766)            (28,516)
                                                  ---------           ---------
                                                  $ 184,911           $ 360,450
                                                  =========           =========

For information about our restricted investments, see Note 7. Realized gains and losses from sales of each type of security were immaterial for all periods presented.

Marketable Securities

Our marketable securities are carried at fair value and include unrealized gains and losses, net of tax, in stockholders' equity. We held the following marketable securities at July 31, 1997 and 1998:

                                                                             GROSS UNREALIZED
                                                            COST            GAIN            LOSS         FAIR VALUE
                                                          --------        --------        --------       ----------
1997
(In thousands)
  Checkfree Corporation common stock .............        $156,350        $ 34,450        $     --        $190,800
                                                          ========        ========        ========        ========

1998
(In thousands)
  Checkfree Corporation common stock .............        $156,350        $106,000        $     --        $262,350
  Excite, Inc. common stock ......................          39,150         187,050              --         226,200
  Verisign, Inc. common stock ....................           2,000           5,750              --           7,750
  Concentric Network Corporation common stock ....              --           2,985              --           2,985
                                                          --------        --------        --------        --------
                                                          $197,500        $301,785        $     --        $499,285
                                                          ========        ========        ========        ========


In January 1997, we sold our online banking and bill payment transaction processing business to Checkfree Corporation. We obtained marketable securities in Checkfree as a result of this sale. Note 4 provides more information on this sale.

We account for the investment in Checkfree as an available-for-sale equity security, which accordingly is carried at market value. Checkfree common stock is quoted on the Nasdaq Stock Market under the symbol CKFR. The closing price of Checkfree common stock at July 31, 1998 was $24.75 per share. At July 31, 1998, we held 10.6 million shares, or approximately 19%, of Checkfree's outstanding common stock.

In June 1997, we purchased 5.8 million shares (as adjusted for a two-for-one stock split) of common stock of Excite, Inc. ("Excite") as part of an agreement we entered into with Excite. The agreement provides for the joint development, promotion and distribution of an online financial channel. Since we are restricted from selling the shares until December 1998, we initially valued the shares at cost, or $39.2 million. Beginning in January 1998, these shares were adjusted to market value, as remaining restrictions on the shares expire within 12 months. Excite's common stock is quoted on the Nasdaq Stock Market under the symbol XCIT. The closing price of Excite common stock at July 31, 1998 was $39.00 per share. At July 31, 1998, we held approximately 11% of Excite's outstanding common stock.

Checkfree, Excite, Verisign, Inc. and Concentric Network Corporation are high technology companies whose stocks are subject to substantial volatility. Accordingly, it is possible that the market price of one or more of these companies' stocks could decline substantially and quickly, which could result in a material reduction in the carrying value of these assets. See Note 17 for information regarding significant declines in market prices that occurred subsequent to July 31, 1998.

Inventories

Our inventory consists primarily of materials used in software products and related supplies and packaging materials. We value them at the lower of cost (first-in, first-out) or market (net realizable value or replacement cost).

Property and Equipment

Property and equipment are stated at cost. We calculate depreciation using the straight-line method over the estimated useful lives of the assets, which range from 3 to 30 years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives or remaining lease terms. Property and equipment consisted of the following:

                                                               JULY 31,          JULY 31,
                                                                 1997              1998
                                                               ---------         ---------
      (In thousands)
      Machinery and equipment ............................     $ 102,241         $  96,780
      Furniture and fixtures .............................        17,739            12,514
      Leasehold improvements .............................        18,659            22,278
      Land and buildings .................................        15,365             3,193
      Construction in progress ...........................            --               763
                                                               ---------         ---------

                                                                 154,004           135,528
      Less accumulated depreciation and amortization .....       (70,600)          (66,115)
                                                               ---------         ---------
                                                               $  83,404         $  69,413
                                                               =========         =========

Goodwill and Intangible Assets

We record goodwill when the cost of net assets we acquire exceeds their fair value. Goodwill is amortized on a straight-line basis over periods of 3 years. The cost of identified intangibles is generally amortized on a straight-line basis over periods ranging from 1 to 10 years. We regularly perform reviews to determine if the carrying value of the assets is impaired. The reviews look for the existence of facts or circumstances, either internal or external, which indicate the carrying value of the asset cannot be recovered. No such impairment has been indicated to date. If there is impairment in the future, Intuit will measure the amount of the loss based on undiscounted expected future cash flows from the impaired assets. The cash flow calculations would be based on management's best estimates, using appropriate assumptions and projections at the time. Intangible assets consisted of the following:

                                                 LIFE IN          NET BALANCE AT
                                                  YEARS      JULY 31, 1997   JULY 31, 1998
                                                  -----      -------------   -------------
      (In thousands)
      Goodwill ............................         3          $ 26,935        $285,793
      Customer lists ......................        3-5            3,144          53,517
      Covenant not to compete .............        3-5            2,125           2,211
      Purchased technology ................        1-5            7,517          18,763
      Other intangibles ...................        1-10           7,050          11,306

Included in the other intangibles category are items such as trade names, logos and other identified intangible assets. Balances presented above are net of total accumulated amortization of $147.1 million and $103.6 million at July 31, 1997 and July 31, 1998, respectively. The accumulated amortization balance at July 31, 1997 included $67.8 million relating to assets acquired as part of the purchase of Parsons Technology, Inc. in September 1994. We subsequently sold Parsons in August 1997. See Note 4.

Concentration of Credit Risk

The personal computer software industry is highly competitive and rapidly changing. Many circumstances could have an unfavorable impact on Intuit's operating results. Examples include significant technological changes in the industry, changes in customer requirements or the emergence of competitive products or services with new capabilities.

We are also subject to risks related to our significant balances of short-term investments, marketable securities and trade accounts receivable. At July 31, 1998, we held shares of Checkfree common stock representing approximately 19% of Checkfree's outstanding common stock. We also held approximately 11% of Excite's outstanding common stock as of July 31, 1998. Our ability to dispose of these securities is limited by volume trading and other restrictions. The Excite shares cannot be sold until December 1998. If there is a permanent decline in the value of these securities below cost, we will need to report this decline in our statement of operations.

See "Marketable Securities," above in Note 1 and Note 17 for a discussion of risks associated with our marketable securities. Our remaining portfolio is diversified and consists primarily of short-term investment-grade securities.

To reduce the credit risk associated with accounts receivable, Intuit performs ongoing evaluations of customer credit. Generally, no collateral is required. We maintain reserves for estimated credit losses and these losses have historically been within our expectations.

Foreign Currency

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue, costs and expenses are translated at average rates of exchange in effect during the year. We report translation gains and losses as a separate component of stockholders' equity. Net gains and losses resulting from foreign exchange transactions were immaterial in all periods presented.

Recent Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 sets standards for reporting comprehensive income in financial statements. Comprehensive income items include changes in equity (net assets) that are not included in net income. Examples are foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. We are required to report the disclosures set forth in SFAS 130 beginning with the quarter ending October 31, 1998.

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

In October 1997, FASB approved the American Institute of Certified Public Accountants Statement of Position, "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 will be effective for Intuit beginning in the first quarter of fiscal 1999. We do not believe the adoption of SOP 97-2 will have a significant impact on our revenue recognition policy.

2.   PER SHARE DATA

Basic income per share is computed using the weighted average number of common shares outstanding during the period. Diluted income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon the exercise of stock options under the treasury stock method. All share and per share data in the financial statements and notes have been adjusted retroactively to give effect to Intuit's two-for-one stock split in August 1995. The following table shows the computation of basic and diluted income per share for the years ended July 31, 1996, 1997 and 1998:

                                                                         YEARS ENDED JULY 31,
                                                              -----------------------------------------
                                                                1996             1997            1998
                                                              --------         --------        --------
(In thousands, except per share data)

BASIC:

     Weighted average common shares outstanding ......          45,149           46,424          49,676
                                                              ========         ========        ========

     Net income (loss) ...............................        $(20,699)        $ 68,308        $(12,157)
                                                              ========         ========        ========

     Per share amount ................................        $  (0.46)        $   1.47        $  (0.24)
                                                              ========         ========        ========

DILUTED:

     Weighted average common shares outstanding ......          45,149           46,424          49,676

     Equivalent shares issuable upon exercise of
        options ......................................              --            1,024              --
                                                              --------         --------        --------

     Shares used in per share amounts ................          45,149           47,448          49,676
                                                              ========         ========        ========

     Net income (loss) ...............................        $(20,699)        $ 68,308        $(12,157)
                                                              ========         ========        ========

     Per share amount ................................        $  (0.46)        $   1.44        $  (0.24)
                                                              ========         ========        ========

3.   ACQUISITIONS

In January 1996, we acquired Milkyway KK, a provider of PC-based financial software in Japan. Milkyway KK's name was changed to Intuit KK in February 1997. We treated the acquisition as a pooling of interests for accounting purposes. We issued 650,000 shares of Intuit common stock and recorded merger-related expenses of $0.6 million related to the acquisition. The accompanying Consolidated Financial Statements are presented on a combined basis for all periods prior to the acquisition.

Revenue and net income (loss) of Intuit and Milkyway from August 1, 1995 to January 2, 1996 were as follows:

                                                                    PERIOD ENDED
                                                                    JAN. 2, 1996
                                                                    ------------
      (In thousands;  unaudited)

      Net revenue:
         Intuit ...........................................           $ 164,696
         Milkyway .........................................              14,510
                                                                      ---------
                                                                      $ 179,206
                                                                      =========

      Net income (loss):
         Intuit ...........................................           $ (34,037)
         Milkyway .........................................               1,312
                                                                      ---------
                                                                      $ (32,725)
                                                                      =========


In June 1996, we acquired Interactive Insurance Services Corp. for approximately $9.0 million. The name was changed to Intuit Insurance Services, Inc. ("IIS") in June 1998. IIS is a developer of an Internet-based system that allows users to get insurance information and quotes from participating insurance carriers via the World Wide Web. The acquisition was treated as a purchase for accounting purposes. We expensed approximately $8.0 million of in-process research and development in the quarter ended July 31, 1996. Under terms of the agreement, we issued 169,181 shares of Intuit common stock and options to purchase 3,255 shares of Intuit common stock to IIS stockholders and option holders, respectively, at the date of acquisition.

In September 1996, we acquired GALT Technologies, Inc. for $14.6 million. GALT was a provider of mutual fund information on the World Wide Web. The acquisition was treated as a purchase for accounting purposes. We allocated approximately $8.5 million of the purchase price to identified intangible assets and goodwill. These assets are being amortized over a period of three years or less. We also expensed approximately $4.9 million of in-process research and development at the time of acquisition. Under terms of the agreement, we issued 212,053 shares of Intuit common stock and options to purchase approximately 33,686 shares of Intuit common stock to GALT stockholders and option holders, respectively, at the date of acquisition.

In March 1997, Intuit KK, a wholly-owned subsidiary of Intuit, acquired Nihon Micom Co. Ltd., a Japanese small business accounting software company, for cash. The purchase price was approximately $39.9 million. In addition, we assumed liabilities of approximately $9.6 million. The acquisition was treated as a purchase for accounting purposes. We allocated approximately $32.8 million of the purchase price to identified intangible assets and goodwill. These assets are being amortized over a period not to exceed three years. We also expensed $6.1 million of in-process research and development in the quarter ended April 30, 1997. Under terms of the agreement, we issued options to purchase 89,170 shares of Intuit common stock to employees of Nihon Micom on the date of acquisition. We also agreed to issue options to purchase up to an additional 89,170 shares on or before the second anniversary of the date of the acquisition. Pro forma information for Nihon Micom has not been presented because it is not material.

In June 1998, we acquired substantially all of the assets of Lacerte Software Corporation and Lacerte Educational Services Corporation (together, "Lacerte"), for cash. Lacerte is a leading developer and marketer of tax preparation software and services for tax professionals. The purchase price was approximately $400 million. In addition, we assumed liabilities of $31.8 million. We funded the acquisition by a public offering of 9.0 million shares of common stock, completed on May 28, 1998 and 1.0 million shares on June 3, 1998.
Note 8 provides more information on this public offering.

The acquisition of Lacerte was treated as a purchase for accounting purposes. We allocated approximately $358.2 million of the purchase price to identified intangible assets and goodwill. These assets are being amortized over a period of three to five years. We also expensed approximately $53.8 million of in-process research and development in the quarter ended July 31, 1998. The following table shows pro forma net revenue, net loss from continuing operations and diluted net loss per share from continuing operations of Intuit and Lacerte as if we had acquired Lacerte at the beginning of fiscal 1997:

                                                               YEAR ENDED JULY 31, 1997            YEAR ENDED JULY 31, 1998
                                                              ---------------------------         ---------------------------
                                                              INCLUDING            AS             INCLUDING             AS
                                                               LACERTE          REPORTED           LACERTE           REPORTED
                                                              ---------         ---------         ---------         ---------
      (In thousands, except per share data; unaudited)

      Net revenue ....................................        $ 668,077         $ 598,925         $ 668,244         $ 592,736
      Net loss from continuing operations ............          (88,067)           (2,932)          (56,689)          (12,157)
      Diluted net loss per share from continuing
       operations ....................................        $   (1.53)        $   (0.06)        $   (0.95)        $   (0.24)


For acquisitions treated as a purchase for accounting purposes, we must determine the allocation between developed and in-process research and development. This allocation is based on whether or not technological feasibility has been achieved and whether there is an alternative future use for the technology. SFAS 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," sets guidelines for establishing technological feasibility. Technological feasibility can be achieved through the existence of either a detailed program design or a completed working model. As of the respective dates of the acquisitions discussed above, we concluded that the purchased in-process research and development had no alternative future use and expensed it according to the provisions of SFAS 86.

4.   DISCONTINUED OPERATIONS AND DIVESTITURES

On January 27, 1997, we sold Intuit Services Corporation ("ISC"), our online banking and bill payment transaction-processing subsidiary, to Checkfree. In exchange, we received 12.6 million shares of Checkfree common stock. The closing price of Checkfree common stock was $14.75 per share on January 24, 1997, the last business day prior to closing. As a result of the transaction, we recorded a gain on sale of discontinued operations of $71.2 million, net of tax, in the quarter ended January 31, 1997. The gain was recorded net of certain conditional items relating to the business sold. In addition to the gain on sale, Checkfree agreed to pay us $20 million in service and license fees for providing connectivity between Intuit's Quicken software and Checkfree's bill payment processing services. Of this $20 million, $10 million of revenue was received and recorded in January 1997, and $10 million was received and recorded in October 1997. We accounted for the sale of ISC as a discontinued operation. As such, its operating results for fiscal 1996 have been segregated into a single line on our statement of operations. Revenue and net loss from discontinued operations were $14.3 million and $6.3 million, respectively, for the fiscal year ended 1996. We deferred operating results for the discontinued operations for the period beginning August 1, 1996 until the close of the sale on January 27, 1997. These losses were netted against the gain on sale of discontinued operations.

In February 1997, Intuit sold two million shares of the Checkfree common stock. This reduced our investment in Checkfree to approximately 19.6% of the 54.2 million shares of Checkfree common stock outstanding after the sale was completed. We are accounting for our investment in Checkfree using the cost method of accounting.

On August 7, 1997, we sold Parsons, our consumer software and direct marketing subsidiary, to Broderbund Software, Inc. for approximately $31 million. As a result of the sale, Broderbund acquired net assets of approximately $17 million and we incurred direct costs of approximately $9.5 million. We also recorded a pre-tax gain of $4.3 million and a related tax provision of $2.7 million in the quarter ended October 31, 1997.

The following information shows pro forma net revenue, net loss from continuing operations and diluted net loss per share from continuing operations of Intuit as if we had sold Parsons at the beginning of fiscal 1997:

                                                                        YEAR ENDED JULY 31, 1997
                                                                       ---------------------------
                                                                       EXCLUDING            AS
                                                                        PARSONS          REPORTED
                                                                       ---------         ---------
      (In thousands, except per share data; unaudited)
      Net revenue .............................................        $ 525,482         $ 598,925
      Net loss from continuing operations .....................           (3,647)           (2,932)
      Diluted net loss per share from continuing operations ...        $   (0.08)        $   (0.06)


5.   SIGNIFICANT TRANSACTIONS

In June 1997, we entered into an agreement with Excite Inc. to jointly develop, promote and distribute a new online financial channel now called Excite Money and Investing by Quicken.com. The channel debuted in early fiscal 1998. We are the exclusive provider and aggregator of personal financial content for all of Excite's Internet services. Excite provides hosting, advertising sales and software services and is the exclusive search and navigation service promoted in our QuickBooks, TurboTax and Quicken products. We are entitled to receive all revenue associated with the channel, but we're required to pay certain portions of the revenue to Excite. As part of the agreement, we made a significant equity investment in Excite. Note 1 provides more information on this investment.

On February 17, 1998, we announced a three-year agreement with America Online, Inc. ("AOL"). Under terms of the agreement, subject to certain limited exceptions, we are the exclusive provider of tax preparation and filing, multi-carrier life and auto insurance, and multi-lender mortgage services on both the AOL service and AOL.com, which is AOL's default site for Internet access by AOL members. In addition, on AOL.com, we are the primary source of financial content for the Personal Finance Web Channel. We have guaranteed payments to AOL totaling $30 million over three years, of which $16.2 million was paid upon signing. The remainder of the guaranteed payments will be made ratably over the term of the agreement. AOL will also be eligible for additional revenue sharing payments once Intuit has recovered certain advances and other amounts.

We recorded a charge to selling and marketing expense of $16.2 million in the third quarter of fiscal 1998 in connection with the agreement. This expense represents the excess of guaranteed payments over the expected future net revenues from the agreement during the agreement term. We calculated future net revenues using estimated gross revenues less the estimated future costs related to the agreement. The remaining capitalized amount of $13.8 million is being amortized ratably over the remainder of the term.

In May 1998, we participated in the formation of a company, Venture Finance Software Corp. ("VFSC") to focus on the development of certain Web-oriented finance products. VFSC has received $23 million through the sale of equity interests to private investors and obtained conditional commitments to receive up to an additional $23 million in capital contributions from these investors. Of the $46 million potential funding for VFSC, venture capital funds managed by Kleiner Perkins Caufield & Byers, of which L. John Doerr, a director of Intuit, is a general partner, have agreed to invest up to $1 million. In exchange for its equity interest in VFSC, Intuit has granted VFSC licenses to certain technology and intellectual property rights related to certain Web-oriented finance products and has agreed not to compete with VFSC in certain areas of server-based personal finance for a period of ten years. Intuit is managing the development of the new products and the commercialization efforts of VFSC and has been granted the option to purchase the equity interests of the other investors in VFSC during a period of time beginning two years after the formation of VFSC at a price to be determined by a formula. (See Note 15.)

6.   OTHER ACCRUED LIABILITIES

                                                              JULY 31,        JULY 31,
                                                                1997            1998
                                                              --------        --------
      (In thousands)
      Reserve for returns and exchanges ..............        $ 36,310        $ 60,343
      Acquisition and disposition related items ......          38,866          19,181
      Rebates ........................................           2,876          16,870
      Post-contract customer support .................           4,233           4,433
      Other accruals .................................          17,298          23,993
                                                              --------        --------
                                                              $ 99,583        $124,820
                                                              ========        ========


7.   NOTES PAYABLE AND COMMITMENTS

Notes Payable

In March 1997, our Japanese subsidiary, Intuit KK, entered into a three-year loan agreement with Japanese banks for approximately $30.3 million used to fund its acquisition of Nihon Micom. The interest rate is variable based on the Tokyo inter-bank offered rate or the short-term prime rate offered in Japan. At July 31, 1998, the rate was approximately 0.9%. The fair value of the loan approximates cost as the interest rate on the borrowings is adjusted periodically to reflect market rates (which are currently significantly lower in Japan than in the United States). We have guaranteed the loan and pledged approximately $28.5 million, or 110% of the loan balance, of short-term investments to be restricted as security for the borrowings at July 31, 1998. We are obligated to pay interest only until March 2000.

Leases

Intuit leases its office facilities and some equipment under various operating lease agreements. The leases provide for annual rent increases of up to 10%. Annual minimum commitments under these leases are as follows:

             YEARS ENDING JULY 31,                                       COMMITMENTS
             ---------------------                                       -----------
             (In thousands)

               1999 ...............................................        $ 9,919
               2000 ...............................................          9,463
               2001 ...............................................          8,095
               2002 ...............................................          7,868
               2003 ...............................................          7,548
               Thereafter .........................................         12,808
                                                                           -------
                                                                           $55,701
                                                                           =======

Total rent expense for the years ended July 31, 1996, 1997 and 1998 was approximately $9.2 million, $10.1 million and $10.3 million, respectively.

8.   STOCKHOLDERS' EQUITY

Stock Option Plans

On January 31, 1993, we adopted the 1993 Equity Incentive Plan (the "1993 Plan"). Under the 1993 Plan, we may grant incentive and non-qualified stock options, restricted stock awards and stock bonuses to employees, directors, consultants, and independent contractors of and advisors to Intuit. The Board of Directors or its delegees determine who will receive grants, exercisability, option price and other terms. The option exercise price is usually the fair market value at the date of grant. The options generally vest over a four-year period and expire after ten years.

On October 7, 1996, we adopted the 1996 Directors Stock Option Plan. This plan provides for non-qualified stock options for a specified number of shares to be granted to non-employee directors of Intuit on an annual basis. The option exercise price equals the fair market value at the date of grant. Options generally vest over a four-year period and expire after ten years.

In addition, we have several discontinued option plans with outstanding options. For example, we assumed options in connection with our purchase of ChipSoft, Inc. on December 12, 1993. The options vest over a five-year period and expire after seven years. We also assumed options in connection with our purchase of GALT and IIS.

A summary of activity under all option plans is as follows:

                                                                                       OPTIONS OUTSTANDING
                                                                         ---------------------------------------------------
                                                          SHARES                                            WEIGHTED AVERAGE
                                                        AVAILABLE         NUMBER OF          PRICE PER      EXERCISE PRICE
                                                        FOR GRANT          SHARES              SHARE           PER SHARE
                                                        ----------       ----------       ---------------   ----------------
Balance at July 31, 1995 .........................       3,424,370        6,263,366        $0.05 - $43.13        $18.20
 Options converted in IIS acquisition ............          (3,255)           3,255        $0.44 - $ 8.30        $ 7.62
 Options granted .................................      (2,001,495)       2,001,495       $35.00 - $84.00        $50.54
 Options exercised ...............................              --       (1,120,847)       $0.05 - $56.63        $11.98
 Options canceled or expired .....................         548,853         (581,296)       $3.00 - $84.00        $34.01
                                                        ----------       ----------

Balance at July 31, 1996 .........................       1,968,473        6,565,973        $0.05 - $84.00        $27.74
 GALT Plan assumed ...............................          33,686               --                    --            --
 Options converted in GALT acquisition ...........         (33,686)          33,686        $2.27 - $37.37        $23.37
 Additional shares authorized ....................       3,120,000               --                    --            --
 Options granted outside of option plans .........              --          112,006       $21.88 - $84.00        $33.10
 Options granted .................................      (4,388,187)       4,388,187       $21.75 - $38.00        $27.74
 Options exercised ...............................              --         (826,783)       $0.05 - $57.63        $ 9.44
 Options canceled or expired .....................       1,240,207       (1,324,967)       $2.27 - $84.00        $29.65
                                                        ----------       ----------
Balance at July 31, 1997 .........................       1,940,493        8,948,102        $0.05 - $84.00        $22.61
 Additional shares authorized ....................       2,150,000               --                    --            --
 Options granted .................................      (3,078,597)       3,078,597       $24.63 - $56.50        $38.18
 Options exercised ...............................              --       (2,230,258)       $0.05 - $44.00        $18.85
 Options canceled or expired .....................       1,141,528       (1,185,168)       $2.27 - $84.00        $25.68
                                                        ----------       ----------
Balance at July 31, 1998 .........................       2,153,424        8,611,273        $0.05 - $78.00        $28.70
                                                        ==========       ==========

There were 1,894,320, 1,931,019 and 2,532,620 options exercisable under the various plans at July 31, 1996, 1997 and 1998, respectively. At July 31, 1998, there were 2,078,424 shares available for grant under the 1993 Plan and 75,000 shares available for grant under the 1996 Directors Stock Option Plan.

On September 18, 1996, we repriced 1,787,746 options to reflect an exercise price of $32.75, the fair market value on the date of repricing. As a condition of the repricing, employees agreed that repriced options would not be exercisable, even if vested, until September 17, 1997. Officers at the level of senior vice president and above were not eligible for the repricing.

On March 27, 1997, we repriced 3,151,445 options to reflect an exercise price of $23.75, the fair market value on the date of repricing. As a condition of the repricing, employees agreed that repriced options would not be exercisable, even if vested, until March 27, 1998. Officers at the level of senior vice president and above were not eligible for the repricing. On June 30, 1997, 177,600 options held by employees of a Japanese subsidiary were also repriced to $23.75.

Stock Split

Intuit's Board of Directors authorized a two-for-one stock split on July 20, 1995. This was accomplished by distributing a 100% stock dividend on August 21, 1995 to stockholders of record on August 4, 1995. We have restated all share and per share amounts referred to in the financial statements and notes to reflect the stock split.

Employee Stock Purchase Plan

In October 1996, Intuit adopted an Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code and reserved 300,000 shares of common stock for future issuance. In January 1998, an additional 200,000 shares of common stock were reserved for future issuance. The plan allows eligible employees to purchase Intuit's stock at 85% of the lower of the fair market value at the beginning or end of each six-month offering period. During fiscal 1997 and 1998, employees purchased 96,301 and 147,976 shares, respectively.

Stock-Based Compensation

We follow Accounting Principles Board Opinion 25 ("APB 25"), "Accounting for Stock Issued to Employees," in accounting for stock-based compensation. Accordingly, we are not required to record compensation expense when stock options are granted to employees, as long as the exercise price is not less than the fair market value of the stock when the option is granted, and we are not required to record compensation expense in connection with the Employee Stock Purchase Plan as long as the purchase price is not less than 85% of the lower of the fair market value at the beginning or end of each six-month offering period. In October 1995, the FASB issued SFAS 123, "Accounting for Stock Based Compensation." Although SFAS 123 allows us to continue to follow the present APB 25 guidelines, we are required to disclose pro forma net income (loss) and net income (loss) per share as if we had adopted the new statement. The pro forma impact of applying SFAS 123 in fiscal 1996, 1997 and 1998 is not likely to be representative of the pro forma impact in future years.

We have elected to use the Black-Scholes model to estimate the fair value of options granted. This valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model requires the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect this estimate, we believe the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of our employee stock options. Inputs used for the valuation model are as follows:

                                    OPTIONS                                                    EMPLOYEE STOCK PURCHASE PLAN
                                  ---------------------------------------------      ----------------------------------------------
                                     1996             1997             1998             1996             1997              1998
                                  -----------      -----------      -----------      -----------      -----------       -----------
Expected life (years) ........      1.33-4.61        1.17-4.61        1.61-4.61               --             0.50          0.5
Expected volatility ..........           0.60%            0.60%            0.60%              --             0.60%         0.60%
Risk-free interest rate ......     4.83%-6.92%      5.50%-6.88%       5.34%-6.0%              --             5.61%       5.25-5.45%


Our pro forma net income (loss) and net income (loss) per share would have been:

                                                              YEARS ENDED JULY 31,
                                                      1996             1997            1998
                                                   ----------       ----------      ----------
(In thousands, except per share data)

Net income (loss)
   As reported ..............................      $  (20,699)      $   68,308      $  (12,157)
   Pro forma ................................      $  (27,638)      $   46,409      $  (34,194)

Diluted net income (loss) per share
   As reported ..............................      $    (0.46)      $     1.44      $    (0.24)
   Pro forma ................................      $    (0.61)      $     0.97      $    (0.69)

The weighted average fair value of options granted during fiscal 1996, 1997 and 1998 was approximately $23.19, $11.99 and $16.61 per share, respectively.

The following table summarizes information about stock options outstanding at July 31, 1998:

                                             OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                              -----------------------------------------------          ----------------------------
                                             WEIGHTED AVERAGE       WEIGHTED                              WEIGHTED
                                           REMAINING CONTRACTUAL    AVERAGE                                AVERAGE
     EXERCISE PRICE            NUMBER          LIFE (YEARS)      EXERCISE PRICE         NUMBER         EXERCISE PRICE
     ---------------          ---------    --------------------- --------------        ---------       --------------
     $ 0.05 - $21.75          1,100,719               5.61          $   16.35            874,829          $   15.04
     $21.88 - $22.94            641,541               7.23          $   22.30            315,357          $   22.32
     $23.00 - $23.75          1,933,883               7.73          $   23.69            652,521          $   23.70
     $23.94 - $24.50          1,184,417               8.87          $   24.48            471,874          $   24.47
     $24.63 - $30.25          1,165,402               9.07          $   27.62            110,013          $   27.39
     $31.00 - $36.00            868,288               8.63          $   32.61            100,907          $   33.09
     $36.50 - $78.00            911,911               9.70          $   43.75                738          $   39.43
     $46.81 - $78.00            805,112               9.32          $   49.25              6,381          $   58.46
     ---------------          ---------          ---------          ---------          ---------          ---------
     $ 0.05 - $78.00          8,611,273               8.21          $   28.70          2,532,620          $   21.29
     ===============          =========          =========          =========          =========          =========

Stock Offering

On May 28, 1998, we sold 9.0 million shares of our Common Stock in a registered underwritten public offering at a price to the public of $47.375 per share, providing us with net proceeds of approximately $410 million after underwriting commissions and estimated expenses. As stated in Note 3, $400 million of these net proceeds were used to fund the acquisition of Lacerte. On June 3, 1998, the underwriters of the public offering exercised their over-allotment option to purchase an additional 1 million shares of Intuit common stock at a price of $47.375 per share, providing us with additional net proceeds of $45.7 million, net of underwriting commissions.

9.   PROFIT SHARING AND BENEFIT PLANS

Profit Sharing Plans

Full-time employees are eligible to participate in Intuit's profit-sharing plans. The Compensation Committee of the Board of Directors determines amounts to be contributed to the plans. Profit-sharing expense for fiscal 1996, 1997 and 1998 was approximately $1.4 million, $4.2 million and $9.1 million, respectively.

Benefit Plans

We provide two 401(k)-retirement savings plans for full-time employees. Participating employees may contribute up to 15% of pretax salary to the plan, subject to IRS limitations. Intuit matches a specified portion of the employee contributions up to a maximum amount per employee per year. The amount is subject to change on an annual basis. At July 31, 1997, the match was 25% of the employee contribution, up to $1,000, and at July 31, 1998, the match was 75%, up to $1,500. Matching contributions were approximately $0.3 million, $1.6 million and $3.0 million, respectively, for the years ended July 31, 1996, 1997 and 1998.

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

11.  INCOME TAXES

Income (loss) before income taxes includes income (loss) from foreign operations of approximately $10,000, ($8,365,000) and ($14,512,000) for the years ended July 31, 1996, 1997 and 1998, respectively. The provision for income taxes consisted of the following:

                                                                         YEARS ENDED JULY 31,
      (In thousands)                                             1996            1997            1998
                                                               --------        --------        --------
      Current:
        Federal ........................................       $ 15,732        $ 29,117        $ 23,051
        State ..........................................          3,116           5,843           3,694
        Foreign ........................................          1,302             651             390
                                                               --------        --------        --------
                                                                 20,150          35,611          27,135
      Deferred:
        Federal ........................................         (3,378)        (18,144)        (27,999)
        State ..........................................           (547)         (4,726)         (6,802)
                                                               --------        --------        --------
                                                                 (3,925)        (22,870)        (34,801)
                                                               --------        --------        --------
      Total provision (benefit) for income taxes .......       $ 16,225        $ 12,741        $ (7,666)
                                                               ========        ========        ========


Differences between income taxes calculated using the federal statutory income tax rate of 35% and the provision for income taxes were as follows:

                                                                       YEARS ENDED JULY 31,
      (In thousands)                                           1996            1997            1998
                                                             --------        --------        --------
      Income (loss)  before income taxes .............       $  1,870        $  9,809        $(19,823)
                                                             ========        ========        ========
      Statutory federal income tax ...................       $    654        $  3,433          (6,938)
      State income tax, net of federal benefit .......          1,670             785          (1,812)
      Federal research and experimental credits ......             --          (4,100)         (2,700)
      Non-deductible merger related charges ..........         13,531          10,637           3,814
      Tax exempt interest ............................         (1,400)         (1,633)         (2,627)
      Foreign losses not benefited ...................             --           3,533           5,396
      Other, net .....................................          1,770              86          (2,799)
                                                             --------        --------        --------
                Total ................................       $ 16,225        $ 12,741        $ (7,666)
                                                             ========        ========        ========


Tax savings from deductions associated with our various stock option plans are not reflected in the current federal and state provisions. Savings were approximately $18.9 million in fiscal 1996, $6.7 million in fiscal 1997 and $21.2 in fiscal 1998. These amounts were credited to stockholders' equity.

Significant deferred tax assets and liabilities were as follows:

                                                                              JULY 31,         JULY 31,
      (In thousands)                                                            1997            1998
                                                                             ---------        ---------
      Deferred tax assets:
        Accruals and reserves not currently deductible ...............       $  27,275        $  43,061
        Deferred foreign taxes .......................................           4,247            8,081
        State income taxes ...........................................           1,742               --
        Merger charges ...............................................             439           24,860
        Restructuring charges ........................................           2,165               --
        Fixed asset adjustments ......................................           6,903            8,044
        Other, net ...................................................           2,353            5,012
                                                                             ---------        ---------
                Total deferred tax assets ............................          45,124           89,058
      Deferred tax liabilities:
        Deferred gain on discontinued operations .....................          54,993           55,688
        Unrealized gain on marketable securities .....................          13,782          120,714
        State income taxes ...........................................              --            2,488
                                                                             ---------        ---------
                Total deferred tax liabilities .......................          68,775          178,890
                                                                             ---------        ---------
      Total net deferred tax liabilities .............................         (23,651)         (89,832)
        Valuation reserve due to foreign losses ......................          (4,248)          (9,644)
                                                                             ---------        ---------
      Total net deferred tax liabilities, net of valuation reserve ...       $ (27,899)       $ (99,476)
                                                                             =========        =========

We have provided a valuation reserve related to the benefit of losses in our foreign subsidiaries that we believe are unlikely to be realized.

12.  SIGNIFICANT CUSTOMER INFORMATION

One distributor accounted for 13% of net revenue in fiscal 1996, 12% of net revenue in fiscal 1997 and 15% of net revenue in fiscal 1998.

13.  LITIGATION

Intuit is currently a defendant in the following six class action lawsuits alleging that certain of our Quicken products have on-line banking functions that are not Year 2000 compliant: Alan Issokson v. Intuit Inc. (filed April 29, 1998 in the Santa Clara County, California Superior Court); Rocco Chilelli v. Intuit Inc. (filed May 13, 1998 in the New York Supreme Court, New York County, New York); Glenn Faegenburg v. Intuit Inc. (filed May 27, 1998 in the New York Supreme Court, New York County, New York); Joseph Rubin v. Intuit Inc. (filed May 27, 1998 in the Santa Clara County, California Superior Court); Donald Colbourn v. Intuit Inc. (filed June 4, 1998 in the San Mateo County, California Superior Court); and Jerald M. Stein v. Intuit Inc. (filed June 23, 1998 in the New York Supreme Court, New York County, New York). All of the lawsuits are substantively very similar. The lawsuits assert breach of implied warranty claims, violations of federal and/or state consumer protection laws, violations of various state business practices laws, and the plaintiffs seek compensatory damages, disgorgement of profits, and (in certain cases) attorneys' fees. See MD&A, page 34, for a discussion of Intuit's status and plans with respect to Year 2000 compliance.

On June 23, 1998, Intuit moved to dismiss the Issokson complaint. In August 1998, our motion was granted but the plaintiff still has an opportunity to amend the complaint to allege injury. We believe this will be difficult in light of the remedies that we are providing to our Quicken customers. However, if the complaint is amended in a manner that is satisfactory to overcome another motion to dismiss, we believe we have good and valid defenses to the claims asserted, and we intend to vigorously defend against the lawsuit.

We have filed motions to dismiss the complaints in every other case except the Colburn action. We plan on filing a demurrer in the Colburn action in the future. Discovery is stayed in the New York actions pending hearings on the motions. Discovery is ongoing in the Issokson and Stein actions. Given the outcome of the motion to dismiss in the Issokson case, we believe we may prevail on these motions as well. However, the ultimate outcome of any litigation is uncertain, and regardless of outcome, litigation can have an adverse impact on Intuit because of defense costs, diversion of management resources and other factors.

We are subject to other legal proceedings and claims that arise in the course of our business. We currently believe that the ultimate amount of liability, if any, for any pending actions (either alone or combined) will not materially affect our financial position, results of operations or liquidity. However, as noted above, the ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact.

14.   RESTRUCTURING COSTS

In fiscal 1997, we restructured our U.S. technical support operations. We closed our technical support facility in Rio Rancho, New Mexico and consolidated the operations of that facility within our Tucson, Arizona technical support location. We also reorganized our European region to consolidate management operations for our core European markets in our German headquarters in Munich. All European customer service, technical support, manufacturing and order fulfillment functions were outsourced to third party vendors. As a result of these actions and concurrent staff reductions in Northern California, Intuit's worldwide workforce was reduced by approximately 270 employees, or approximately 9%. As a result, we incurred a $10.4 million restructuring charge in the fourth quarter of fiscal 1997. At July 31, 1998 the remaining restructuring reserve is approximately $1.8 million. This balance is expected to be used by July 31, 1999.

15.   RELATED PARTY TRANSACTIONS

We held approximately 11% of Excite's outstanding common stock as of July 31, 1998. On April 30 1998, we provided Excite with a short-term unsecured loan in the amount of $50 million. The loan bore interest at 5.9% per year and was due no later than October 30, 1998. In June 1998, Excite repaid the loan in full. As part of shared advertising activities, we reported revenue of $10.3 million from Excite for the year ended July 31, 1998. (See Note 5.)

At July 31, 1998 and 1997, we held approximately 19% of Checkfree's outstanding common stock. In exchange for providing connectivity between Checkfree's bill payment processing service and our Quicken products, we reported revenues of $14.1 million and $11.6 million from Checkfree for the years ended July 31, 1998 and 1997, respectively. These totals include royalty payments of $10 million received in January 1997 and October 1997. We held a receivable due from Checkfree for $3.4 and $1.0 million at July 31, 1998 and 1997, respectively. (See Note 4.)

As of July 31, 1998, we held a 49% equity interest in Venture Finance Software Corporation (VFSC). (See Note 5.) We have entered into agreements with VFSC to provide them with services related to on-going development of Web-oriented finance products. At July 31, 1998, we held a receivable due from VFSC for $7.3 million as a result of development and administrative services provided to VFSC.

16.  SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

                                                                            FISCAL 1997 QUARTER ENDED
                                                         OCTOBER 31(1)     JANUARY 31      APRIL 30(2)        JULY 31
                                                         -------------     ----------      -----------       ---------
      (In thousands, except per share data)
      Net revenue ..................................       $ 102,506        $ 265,978       $ 136,326        $  94,115
      Cost of goods sold ...........................          27,085           58,735          29,443           23,507
      All other costs and expenses .................         114,511          133,634         108,730          103,320
      Income (loss) from continuing operations .....         (28,304)          44,700             488          (19,816)
      Gain on sale of discontinued operations,
        net of tax .................................              --           71,240              --               --
      Net income (loss) ............................         (28,304)         115,940             488          (19,816)
      Basic net income (loss) per share ............           (0.61)            2.50            0.01            (0.42)
      Diluted net income (loss) per share ..........           (0.61)            2.44            0.01            (0.42)

                                                                           FISCAL 1998 QUARTER ENDED
                                                           OCTOBER 31       JANUARY 31      APRIL 30        JULY 31(3)
                                                           ----------       ----------      --------        ----------
      (In thousands, except per share data)
      Net revenue ..................................       $  95,958        $ 237,513       $ 141,996        $ 117,269
      Cost of goods sold ...........................          23,099           46,129          29,919           24,296
      All other costs and expenses .................          98,464          125,753         119,386          162,272
      Income (loss) from continuing operations .....         (12,759)          41,844          (2,206)         (39,036)
      Net income (loss) ............................         (12,759)          41,844          (2,206)         (39,036)
      Basic net income (loss) per share ............           (0.27)            0.88           (0.05)           (0.70)
      Diluted net income (loss) per share ..........           (0.27)            0.85           (0.05)           (0.70)


(1) Includes a charge of $4.9 million related to purchased research and development at the time of the GALT acquisition.

(2) Includes a charge of $6.1 million related to purchased research and development at the time of the Nihon Micom acquisition.

(3) Includes a charge of $53.8 million related to purchased research and development at the time of the Lacerte acquisition.

17.  SUBSEQUENT EVENTS (UNAUDITED)

As discussed in Note 1, our marketable securities are subject to substantial volatility. Subsequent to year-end, the price of Checkfree common stock declined from $24.75 per share as of July 31, 1998 to $9.875 per share as of September 30, 1998, resulting in a decrease of $157.7 million in the estimated fair value of our holdings in Checkfree. We own 10.6 million shares of Checkfree at a cost of $14.75 per share. In addition, our investment in Excite common stock has been subject to significant volatility. We own 5.8 million shares of Excite at a cost of $6.75 per share. Although these fluctuations are not considered to be permanent declines in value at this time, any declines deemed to be permanent would be reported in our statement of operations.

In March 1998, we announced a memorandum of understanding ("MOU") with Bank of America, TCI and @Home to form a venture to develop a system designed to deliver financial services to consumers on their television sets. The establishment of the venture was subject to negotiation and execution of definitive agreements. Subsequent to our fiscal year end, negotiations pursuant to the MOU were terminated, and we do not expect to sign definitive agreements as contemplated by the MOU.

                                                                     SCHEDULE II

                                   INTUIT INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                                                 BALANCE AT      ADDITIONS                         BALANCE
                                                 BEGINNING OF    CHARGED TO                       AT END OF
Classification                                     PERIOD         EXPENSE        WRITE-OFFS         PERIOD
--------------                                   ------------    ---------       ----------       ---------
(In thousands)

Year ended July 31, 1996
   Allowance for doubtful accounts .......        $  2,408        $  4,728        $ (2,185)        $  4,951
   Reserve for returns and exchanges .....        $ 29,197        $ 57,128        $(62,122)        $ 24,203

Year ended July 31, 1997
   Allowance for doubtful accounts .......        $  4,951        $  3,308        $ (3,760)        $  4,499
   Reserve for returns and exchanges .....        $ 24,203        $ 73,775        $(61,668)        $ 36,310

Year ended July 31, 1998
   Allowance for doubtful accounts .......        $  4,499        $  3,380        $ (2,544)        $  5,335
   Reserve for returns and exchanges .....        $ 36,310        $ 80,602        $(56,569)        $ 60,343

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information about directors that is required by this Item is incorporated by reference to our Proxy Statement for our January 1999 Annual Meeting of Stockholders. Information about executive officers that is required by this Item can be found in Item 4A on page 20.

ITEM 11

EXECUTIVE COMPENSATION

This information is incorporated by reference to our Proxy Statement for our January 1999 Annual Meeting.

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is incorporated by reference to our Proxy Statement for our January 1999 Annual Meeting.

ITEM 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is incorporated by reference to our Proxy Statement for our January 1999 Annual Meeting.

PART IV

ITEM 14

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)  The following documents are filed as part of this report:

          1. Financial Statements - See Index to Consolidated Financial Statements in Part II, Item 8.

          2. Financial Statement Schedules - See Index to Consolidated Financial Statements in Part II, Item 8.

          3.   Exhibits

2.01(1) Exchange Agreement between Intuit and Kabushiki Kaisha Milkyway and its stockholders dated December 26, 1995 (schedules and similar attachments will be furnished to the Commission upon request)

2.02(1)        Agreement and Plan of Merger among Checkfree Corporation,
               Checkfree Acquisition Corporation II, Intuit and Intuit Services
               Corporation dated September 15, 1996 (schedules and similar attachments will be furnished to the Commission upon request)

2.03(2)        Amendment No. 1 to Agreement and Plan of Merger dated as of
               September 15, 1996 by and among Intuit Inc., Intuit Services
               Corporation, Checkfree Corporation and Checkfree Acquisition
               Corporation II

2.04(3)        Amended and Restated Checkfree Corporation Stock Restriction
               Agreement dated September 15, 1996 between Intuit and Checkfree
               Corporation

2.05(4)        Stock Purchase Agreement, dated as of June 11, 1997, between
               Excite, Inc. and Intuit

2.06(5)        Stock Purchase Agreement dated as of August 6, 1997 by and among
               Intuit, Broderbund Software, Inc. and Parsons Technology, Inc.
               (schedules and similar attachments to be furnished to the Commission upon request)

2.07(2)        Amended and Restated Registration Rights Agreement dated as of
               September 15, 1996 between Intuit and Checkfree Corporation

2.08(4) Nomination and Observer Agreement, dated as of June 25, 1997, between Excite, Inc. and Intuit

2.09(4)        Registration Rights Agreement, dated as of June 25, 1997, between
               Excite, Inc. and Intuit

2.10(4) Right of First Refusal Agreement, dated as of June 25, 1997, between Excite, Inc. and Intuit

2.11(4) Amendment to Restated and Amended Investors' Rights Agreement, dated as of June 25, 1997, among Excite, Inc., Institutional
               Venture Partners VI, Institutional Venture Management VI, IVP
               Founders Fund I, L.P., Kleiner Perkins Caufield & Byers VII, KPCB
               VII Founders Fund, KPCB Information Sciences Zaibatsu Fund II and
               Intuit

2.12(19)       Asset Purchase Agreement by and among Lacerte Software
               Corporation, Lacerte Educational Services Corporation, Intuit
               Inc. and IL Acquisition Corporation, dated May 18, 1998

3.01(6)        Certificate of Incorporation of Intuit dated February 1, 1993

3.02(7) Certificate of Amendment to Intuit's Certificate of Incorporation dated December 14, 1993

3.03(8) Certificate of Amendment to Intuit's Certificate of Incorporation dated January 18, 1996

3.04(18)       Certificate of Designations of Series B Junior Participating
               Preferred Stock dated May 1, 1998

3.05*          Amended and Retated Rights Agreement, dated October 5, 1998

3.06*          Certificate of Retirement of Series A Preferred Stock dated
               September 16, 1998

3.07(17)       Bylaws of Intuit, as amended and restated effective April 29,
               1998

4.01*          Form of Specimen Certificate for Intuit's Common Stock

4.02*          Form of Right Certificate for Series B Junior Participating
               Preferred Stock (included in Exhibit 3.05)

10.01(6)+      Intuit 1988 Stock Option Plan and related documents

10.02(16)+     Intuit Inc. 1996 Employee Stock Purchase Plan, as amended through
               January 16, 1998

10.03(16)+     Intuit Inc. 1996 Directors Stock Option Plan, as amended through
               January 16, 1998

10.04(6)+      Intuit's form of Non-Plan Non-Qualified Stock Option Agreement

10.05(20)+     Intuit Inc. 1993 Equity Incentive Plan, as amended through April
               29, 1998

10.06(6) Form of Indemnification Agreement entered into by Intuit with each of its directors and certain executive officers

10.07(9)+      1992 Stock Option Plan of ChipSoft and related documents

10.08(9)+      1989 Stock Option Plan of ChipSoft and related documents

10.09(9)+      Softview Acquisition Stock Option Plan of ChipSoft and related documents

10.10(9)+      Restricted Stock Purchase Agreement dated as of March 28, 1991, between ChipSoft and Alan A. Gleicher

10.11(9)+      Non-Transferable, Non Qualified Stock Option Agreement dated as of March 28, 1991, between ChipSoft and Alan A. Gleicher

10.12(9)+      Non-Transferable, Non Qualified Stock Option Agreement dated as of August 1, 1991, between ChipSoft and William H. Harris Jr.

10.13(7)+      Letter Agreement of Employment dated March 30, 1994 between
               Intuit and William V. Campbell

10.14(10)+     Severance Agreement dated September 30, 1994 between Intuit and
               Charles H. Gaylord, Jr.

10.15(11)      Lease Agreement dated as of November 30, 1994 between Intuit and
               Charleston Properties for 2700 Coast Drive, Mountain View,
               California to commence on January 1, 1999

10.16(11)      Lease Agreement dated as of November 30, 1994 between Intuit and
               Charleston Properties for 2750 Coast Drive, Mountain View,
               California to commence on January 1, 1998

10.17(11)      Lease Agreement dated as of November 30, 1994 between Intuit and
               Charleston Properties for 2475 Garcia Drive, Mountain View,
               California

10.18(11)      Lease Agreement dated as of November 30, 1994 between Intuit and
               Charleston Properties for 2525 Garcia Drive, Mountain View,
               California

10.19(11)      Lease Agreement dated as of November 30, 1994 between Intuit and
               Charleston Properties for 2535 Garcia Drive, Mountain View,
               California

10.20(15)      Lease Agreement dated as of November 30, 1994 between Intuit and
               Charleston Properties for 2500 Garcia Drive, Mountain View,
               California

10.21(15)      Lease Agreement dated as of November 30, 1994 between Intuit and
               Charleston Properties for 2550 Garcia Drive, Mountain View,
               California

10.22*         Lease Agreement dated as of January 7, 1998 between Intuit and
               Charleston Properties for 2650 Casey Drive, Mountain View,
               California

10.23(12)      Build-to-Suit Lease Agreement dated as of June 9, 1995 between
               Intuit and Kilroy Realty Corporation, successor to UTC Greenwich
               Partners, a California limited partnership

10.24(12)      Lease Agreement dated as of August 31, 1995 between Intuit and
               Airport Business Center Associates Limited Partnership, an
               Arizona limited partnership

10.25*         Offer to Purchase Real Estate Agreement dated as of October 14,
               1997, as amended on December 5, 1997, between Intuit Inc. and
               General American Life Insurance Company, for property located at
               110 Juliad Court, Fredericksburg, Virginia (purchase and sale agreement)

10.26*         Build-to-Suite lease Agreement dated as of April 8, 1998, between
               Intuit and TACC Investors, LLC for property located at 2800 East
               Commerce Center Place, Tucson, Arizona

10.27*         Amendment to Lease Agreement dated as of June 9, 1995, dated
               April 14, 1998 between Intuit and Kilroy Realty Corporation, a successor to UTC Greenwich Partners, a California Limited
               Partnership

10.28(13)      Supply Agreement dated August 23, 1995 by and between Intuit Inc.
               and John H. Harland Company

10.29(5)       Distribution, Assumption and Assignment Agreement dated as of
               August 7, 1997 between Intuit and Parsons Technology, Inc.
               (schedules and attachments thereto to be furnished to the Commission upon request)

12.01*         Computation of Ratio of Earnings to Fixed Charges

21.01*         List of Intuit's Subsidiaries

23.01*         Consent of Ernst & Young LLP, Independent Auditors

23.02(21)      Consent of PricewaterhouseCoopers LLP, Independent Accountants

24.01*         Power of Attorney (see signature page)

27.01*         Financial Data Schedule (filed only in electronic format)

----------

+    Indicates a management contract or compensatory plan or arrangement

*    Filed with this Form 10-K

(1) Filed as an exhibit to Intuit's Form 10-K for the fiscal year ended July 31, 1996, filed with the Commission on October 24, 1996 and incorporated by reference

(2) Filed as an exhibit to Intuit's Form 10-Q for the quarter ended January 31, 1997, filed with the Commission on March 14, 1997 and incorporated by reference

(3) Incorporated by reference from Intuit's report on Schedule 13D with respect to its beneficial ownership of shares of Checkfree Corporation filed with the Commission on February 6, 1997

(4) Incorporated by reference from Intuit's report on Schedule 13D filed with the Commission on July 7, 1997

(5) Filed as an exhibit to Intuit's Form 8-K filed with the Commission on August 22, 1997 and incorporated by reference

(6) Filed as an exhibit to Intuit's Registration Statement on Form S-1, filed with the Commission on February 3, 1993, as amended (File No. 33-57884) and incorporated by reference

(7) Filed as an exhibit to Intuit's Form 10-K as originally filed with the Commission on October 31, 1994, as amended, and incorporated by reference

(8) Filed as an exhibit to Intuit's Form 10-Q for the quarter ended January 31, 1996, filed with the Commission on March 15, 1996 and incorporated by reference

(9) Filed as an exhibit to the ChipSoft Form S-1 registration statement filed with the Commission on February 24, 1993 (file No. 33-57692) and incorporated by reference

(10) Filed as an exhibit to Intuit's Form 10-Q for the quarter ended October 31, 1994, filed with the Commission on December 13, 1994 and incorporated by reference

(11) Filed as an exhibit to Intuit's Form 10-Q for the quarter ended January 31, 1995, filed with the Commission on March 17, 1995 and incorporated by reference

(12) Filed as an exhibit to Intuit's Form 10-K for the fiscal year ended July 31, 1995, filed with the Commission on October 30, 1995 and incorporated by reference

(13) Filed as an exhibit to Intuit's Form 10-Q for the quarter ended October 31, 1995, filed with the Commission on December 14, 1995 and incorporated by reference

(14) Filed as an exhibit to Intuit's Form 8-K filed with the Commission on September 3, 1996 and incorporated by reference

(15) Filed as an exhibit to Intuit's Form 10-K for the fiscal year ended July 31, 1997, filed with the Commission on October 15, 1997 and incorporated by reference

(16) Filed as an exhibit to Intuit's Form 10-Q, Amendment No. 1, for the quarter ended January 31, 1998, filed with the Commission on May 18, 1998 and incorporated by reference

(17) Filed as an exhibit to Intuit's Form 8-K filed with the Commission on May 2, 1998 and incorporated by reference

(18) Filed as an exhibit to Intuit's Registration Statement on Form 8-A filed with the Commission on May 5, 1998 and incorporated by reference

(19) Filed as an exhibit to Intuit's Form 8-K, Amendment No. 1, filed with the Commission on May 19, 1998 and incorporated by reference

(20) Filed as an exhibit to Intuit's Form 10-Q for the quarter ended April 30, 1998, filed with the Commission on June 12, 1998 and incorporated by reference

(21) Filed as an exhibit to Intuit's Form 8-K filed with the Commission on July 6, 1998 and incorporated by reference

(b)  Reports on Form 8-K

         1.   On May 5, 1998, Intuit filed a report on Form 8-K to report under
              Item 5 the adoption of a Shareholder Rights Plan and amendment of Intuit's Bylaws

         2. On May 18, 1998, Intuit filed a report on Form 8-K to report under Items 5 and 7 (i) certain management changes; (ii) the results of the third quarter of fiscal 1998; (iii) the proposed acquisition of Lacerte Software Corporation and Lacerte Educational Services Corporation; (iv) the formation of a joint venture company to focus on the development of certain Web-oriented finance products; and (v) certain SFAS 128 information and certain unaudited financial information of Intuit and the historical and pro forma financial statements of Lacerte Software Corporation and Lacerte Educational Services Corporation

         3. On May 19, 1998, Intuit filed an Amendment No. 1 to the Form 8-K referred to in (2) above to file under Item 7 as Exhibit 2.01 a copy of the Asset Purchase Agreement

         4. On May 22, 1998, Intuit filed an Amendment No. 2 to the Form 8-K referred to in (2) above to file under Item 7 as Exhibit 99.04 a copy of the Amended Intuit Inc./Lacerte Software Corporation/Lacerte Educational Services Corporation pro forma financial statements to reflect the larger secondary offering size

         5.   On May 22, 1998, Intuit filed a report on Form 8-K to report under
              Item 5 that Intuit had entered into an Underwriting Agreement with Deutsche Morgan Grenfell Inc. and the other underwriters named therein (the "Agreement"), and to file as Exhibits 1.01 and 99.01, respectively, a copy of the Agreement and certain press releases

         6.   On July 6, 1998, Intuit filed a report on Form 8-K to report under
              Item 2 the closing of the acquisition of Lacerte Software Corporation and Lacerte Educational Services Corporation

         7. On September 8, 1998, Intuit filed an Amendment No. 1 to the Form 8-K referred to in (6) above to file under Item 7 as Exhibit 99.04 the pro forma financial information with respect to the acquisition of Lacerte Software Corporation and Lacerte Educational Services Corporation.

(c)  Exhibits

     See Item 14(a)(3) above.

(d)      Financial Statement Schedules

         See Item 14(a)(2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INTUIT INC.


Dated:  October 6, 1998                By:  /s/ GREG J. SANTORA
                                             -----------------------------------
                                             Greg J. Santora
                                             Vice President and Chief Financial
                                             Officer

                                POWER OF ATTORNEY

By signing this Form 10-K below, I hereby appoint each of William H. Harris, Jr. and Greg J. Santora, as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form 10-K (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               NAME                                       TITLE                                 DATE
------------------------------------         ----------------------------------          ------------------
PRINCIPAL EXECUTIVE OFFICER:


/s/  WILLIAM H. HARRIS, JR                   President, Chief Executive Officer          October 6, 1998
------------------------------------         and Director
William H. Harris, Jr.


PRINCIPAL FINANCIAL OFFICER AND
PRINCIPAL ACCOUNTING OFFICER:


/s/  GREG J. SANTORA                         Vice President and                          October 6, 1998
------------------------------------         Chief Financial Officer
Greg J. Santora


ADDITIONAL DIRECTORS:


/s/  WILLIAM V. CAMPBELL                     Chairman of the Board of Directors          October 6, 1998
------------------------------------
William V. Campbell


/s/  SCOTT D.  COOK                          Director                                    October 6, 1998
------------------------------------
Scott D.  Cook


/s/  CHRISTOPHER W.  BRODY                   Director                                    October 6, 1998
------------------------------------
Christopher W.  Brody


/s/  L. JOHN DOERR                           Director                                    October 6, 1998
------------------------------------
L. John Doerr


/s/  MICHAEL R. HALLMAN                      Director                                    October 6, 1998
------------------------------------
Michael R. Hallman


/s/  BURTON J.  MCMURTRY                     Director                                    October 6, 1998
------------------------------------
Burton J.  McMurtry

                                  EXHIBIT INDEX

Exhibit
Number            Description                                                                                  Page
------            -----------                                                                                  ----
3.05              Amended and Retated Rights Agreement, dated October 5, 1998...............................
3.06              Certificate of Retirement of Series A Preferred Stock dated September 16, 1998............
4.01              Form of Specimen Certificate for Intuit's Common Stock....................................
4.02              Form of Right Certificate for Series B Junior Participating  Preferred Stock (included in
                  Exhibit 3.05).............................................................................

10.22             Lease  Agreement  dated as of January 7, 1998 between Intuit and  Charleston  Properties for 2650 Casey Drive, Mountain View, California...........................................
10.25             Offer to Purchase  Real Estate  Agreement dated as of October 14, 1997, as amended on
                  December 5, 1997, between  Intuit Inc. and General  American Life Insurance  Company,
                  for property located at 110 Juliad Court, Fredericksburg, Virginia (purchase and sale agreement)................................................................................
10.26             Build-to-Suite  lease  Agreement  dated as of April 8,  1998,  between  Intuit  and TACC
                  Investors, LLC for property located at 2800 East Commerce Center Place, Tucson, Arizona...
10.27             Amendment  to Lease  Agreement  dated as of June 9, 1995,  dated April 14, 1998  between
                  Intuit  and  Kilroy  Realty  Corporation,  a  successor  to UTC  Greenwich  Partners,  a
                  California Limited Partnership............................................................
12.01             Computation of Ratio of Earnings to Fixed Charges.........................................
21.01             List of Intuit's Subsidiaries.............................................................
23.01             Consent of Ernst & Young LLP, Independent Auditors........................................
24.01             Power of Attorney (see signature page)....................................................
27.01             Financial Data Schedule (filed only in electronic format).................................