Form 10-Q
period 1998-10-31
INTUIT INC
filed 1998-12-14
CIK 896878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------


                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended OCTOBER 31, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ________.


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

   59,815,700 shares of Common Stock, $0.01 par value, as of November 30, 1998

FORM 10-Q
INTUIT INC.
INDEX


PART I   FINANCIAL INFORMATION                                                                              PAGE
                                                                                                           NUMBER
                                                                                                           ------

ITEM 1:           Financial Statements

                  Condensed Consolidated Balance Sheets as of
                      July 31, 1998 and October 31, 1998.........................................             3

                  Condensed Consolidated Statements of Operations for
                      the three months ended October 31, 1997 and 1998...........................             4

                  Condensed Consolidated Statements of Cash Flows for
                      the three months ended October 31, 1997 and 1998...........................             5

                  Notes to Condensed Consolidated Financial
                      Statements.................................................................             6

ITEM 2:           Management's Discussion and Analysis of Financial
                      Condition and Results of Operations........................................            14

ITEM 3:           Quantitative and Qualitative Disclosures about Market Risk.....................            23

PART II           OTHER INFORMATION

ITEM 1:           Legal Proceedings..............................................................            24

ITEM 6:           Exhibits and Reports on Form 8-K...............................................            25

                  Signatures.....................................................................            26

                                   INTUIT INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                JULY 31,            OCTOBER 31,
                                                                                 1998                  1998
                                                                              -----------           -----------
(In thousands, except par value)                                                                    (Unaudited)
                               ASSETS
Current assets:
  Cash and cash equivalents ...........................................       $   138,133           $    96,275
  Short-term investments ..............................................           244,699               257,255
  Marketable securities ...............................................           499,285               401,034
  Accounts receivable, net(1) .........................................            59,417                64,725
  Income taxes receivable .............................................                --                15,208
  Prepaid expenses and other current assets(2) ........................            38,591                34,386
                                                                              -----------           -----------
          Total current assets ........................................           980,125               868,883
Property and equipment, net ...........................................            69,413                73,803
Purchased intangibles, net ............................................            85,797                80,458
Goodwill, net .........................................................           285,793               271,694
Other assets ..........................................................            10,937                10,305
Long-term deferred income taxes .......................................            21,006                21,006
Investments ...........................................................            17,009                21,483
Restricted investments ................................................            28,516                35,516
                                                                              -----------           -----------
Total assets ..........................................................       $ 1,498,596           $ 1,383,148
                                                                              ===========           ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ....................................................       $    44,035           $    48,459
  Accrued compensation and related liabilities ........................            23,728                22,340
  Deferred revenue ....................................................            58,560                68,216
  Income taxes payable ................................................             3,044                    --
  Deferred income taxes ...............................................           120,482                81,182
  Other accrued liabilities ...........................................           124,820               140,946
                                                                              -----------           -----------
          Total current liabilities ...................................           374,669               361,143
Long-term deferred income taxes .......................................                --                   891
Long-term notes payable ...............................................            35,566                39,333
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.01 par value
  Authorized - 3,000 shares total; 145 shares designated
     Series A; 200 shares designated Series B Junior Participating
     Issued and outstanding - none; none ..............................                --                    --
  Common stock, $0.01 par value
     Authorized - 250,000 shares
     Issued and outstanding - 59,320 and 59,522 shares, respectively ..               593                   595
  Additional paid-in capital ..........................................         1,080,554             1,086,520
  Net unrealized gain on marketable securities ........................           181,071               122,121
  Cumulative translation adjustment and other .........................             1,531                (2,877)
  Accumulated deficit .................................................          (175,388)             (224,578)
                                                                              -----------           -----------
          Total stockholders' equity ..................................         1,088,361               981,781
                                                                              -----------           -----------
Total liabilities and stockholders' equity ............................       $ 1,498,596           $ 1,383,148
                                                                              ===========           ===========

(1) Includes $4.4 million and $5.3 million due from Checkfree at July 31, 1998 and October 31, 1998, respectively (see Note 10).

(2) Includes a balance due of $7.3 million and $5.3 million on a note receivable from Venture Finance Software Corporation at July 31, 1998 and October 31, 1998, respectively (see Note 10).

     See accompanying notes to condensed consolidated financial statements.

                                   INTUIT INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  THREE MONTHS ENDED
                                                                       OCTOBER 31,
                                                                 1997                1998
                                                              ---------           ---------
(In thousands, except per share amounts; unaudited)

Net revenue(1) .......................................        $  95,958           $ 111,968
Costs and expenses:
  Cost of goods sold:
     Product .........................................           22,396              35,215
     Amortization of purchased software ..............              703               1,804
  Customer service and technical support .............           27,921              29,823
  Selling and marketing ..............................           31,949              45,092
  Research and development ...........................           26,144              33,668
  General and administrative .........................            8,509              13,467
  Amortization of goodwill and purchased intangibles..            3,941              20,970
                                                              ---------           ---------
          Total costs and expenses ...................          121,563             180,039
                                                              ---------           ---------
          Loss from operations .......................          (25,605)            (68,071)
Interest and other income and expense, net ...........            2,030               3,348
Gain on disposal of business .........................            4,321                  --
                                                              ---------           ---------
Loss before income taxes .............................          (19,254)            (64,723)
Income tax benefit ...................................           (6,495)            (15,533)
                                                              ---------           ---------
Net loss .............................................        $ (12,759)          $ (49,190)
                                                              =========           =========

Basic and diluted net loss per share .................        $   (0.27)          $   (0.83)
                                                              =========           =========

Shares used in per share amounts .....................           47,085              59,412
                                                              =========           =========


(1) Includes $10.8 and $1.1 million from Checkfree for the quarters ended October 31, 1997 and 1998, respectively, and $1.7 and $4.0 million from Excite for the quarters ended October 31, 1997 and 1998 respectively (See Note 10).


     See accompanying notes to condensed consolidated financial statements.

                                   INTUIT INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                             THREE MONTHS ENDED
                                                                                                 OCTOBER 31,
                                                                                          1997                1998
                                                                                       ---------           ---------
(In thousands; unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..................................................................          $ (12,759)          $ (49,190)
  Adjustments to reconcile net loss to net cash used in operating activities:
       Gain on disposal of business, net of tax .............................             (1,621)                 --
       Amortization of goodwill and other purchased intangibles .............              4,573              27,813
       Depreciation .........................................................              7,346               9,221
       Changes in assets and liabilities:
          Accounts receivable ...............................................            (46,557)             (5,308)
          Income taxes receivable ...........................................                 --             (15,208)
          Prepaid expenses and other current assets .........................              1,365               4,205
          Deferred income tax assets and liabilities ........................             (5,479)                892
          Accounts payable ..................................................              1,805               4,424
          Accrued compensation and related liabilities ......................             (2,780)             (1,388)
          Deferred revenue ..................................................              1,523               9,656
          Accrued acquisition liabilities ...................................            (15,396)             (1,559)
          Other accrued liabilities .........................................             19,504              17,044
          Income taxes payable ..............................................             (4,387)             (1,520)
                                                                                       ---------           ---------
            Net cash used in operating activities ...........................            (52,863)               (918)
                                                                                       ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ........................................             (8,694)            (13,611)
  Proceeds from business sold ...............................................             26,350                  --
  (Increase) decrease in other assets .......................................                759              (7,743)
  Purchase of short-term investments ........................................            (17,797)            (82,874)
  Purchase of long-term investments .........................................             (2,000)             (4,474)
  Liquidation of short-term investments .....................................             66,626              63,318
                                                                                       ---------           ---------
            Net cash provided by (used in) investing activities .............             65,244             (45,384)
                                                                                       ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt ......................................               (865)                 --
  Net proceeds from issuance of common stock ................................              5,654               4,444
                                                                                       ---------           ---------
            Net cash provided by financing activities .......................              4,789               4,444
                                                                                       ---------           ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ........................             17,170             (41,858)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ............................             46,780             138,133
                                                                                       ---------           ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................................          $  63,950           $  96,275
                                                                                       =========           =========




     See accompanying notes to condensed consolidated financial statements.

INTUIT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Intuit Inc. develops, sells and supports small business accounting, tax preparation and consumer finance desktop software products, financial supplies (such as computer checks, envelopes and invoices), and Internet products and services for individuals and small businesses. Our products and services are designed to automate commonly performed financial tasks and to simplify the way individuals and small businesses manage their finances. We sell our products throughout North America and in many international markets. Sales are made through retail distribution channels, traditional direct sales to customers and the Internet.

Basis of Presentation

Intuit has prepared the accompanying unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles for interim financial statements. We have included all adjustments considered necessary (such as normal recurring adjustments) to give a fair presentation of our operating results for the periods shown. Results for the three months ended October 31, 1998 will not necessarily indicate the results to be expected for the fiscal year ending July 31, 1999 or any other future period. The July 31, 1998 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. These statements and accompanying notes should be read together with the audited consolidated financial statements for the fiscal year ended July 31, 1998 included in Intuit's Form 10-K filed with the Securities and Exchange Commission.

Principles of Consolidation

The consolidated financial statements include all of our accounts and those of our wholly-owned subsidiaries. We have eliminated all significant intercompany accounts and transactions. Investments in which management intends to maintain more than a temporary 20% to 50% interest, or otherwise has the ability to exercise significant influence, are accounted for under the equity method. Investments in which we have less than a 20% interest and/or do not have the ability to exercise significant influence are carried at the lower of cost or estimated realizable value.

Use of Estimates

To comply with generally accepted accounting principles, we make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes. Our most significant estimates are related to reserves for product returns and exchanges, reserves for rebates and the collectibility of accounts receivable. We also use estimates to determine the remaining economic lives and carrying value of goodwill and purchased intangibles. Despite our intention to establish accurate estimates and assumptions, actual results may differ from our estimates.

Net Revenue

Intuit recognizes revenue upon shipment of our shrink-wrapped products based on "FOB shipping" terms. Because, under FOB shipping terms, title and risk of loss are transferred, and we have no continuing obligations, once our products are delivered to the shipper, we recognize revenue upon shipment, net of return reserves based on historical experience. To recognize revenue, it must also be probable that we will collect the accounts receivable from our customers. Reserves are provided for excess quantities of current product versions, as well as previous versions of products still in the distribution channel when new versions are launched. In some situations, we receive advance payments from our customers. Revenue associated with these advance payments is deferred until the products are shipped or services are provided. We also reduce revenue by the estimated cost of rebates when products are shipped. Warranty reserves are provided at the time revenue is recognized for the estimated cost of replacing defective products.

We recognize revenue from Internet products and services when that revenue is "earned" based on the nature of the particular product or service. For Internet products and services that are provided over a period of time, revenue is recognized pro rata based on the passage of the contractual time period during which the product or service is to be provided. However, where the Internet product or service is to be provided or delivered at one point in time, revenue is recognized immediately upon completion or delivery of the product or service, rather than over time. For example, we earn advertising revenues from third parties that advertise on certain of our websites and contract to run such advertisements for a particular period of time. In that case, the associated advertising revenue is recognized ratably over the contractual time period during which the advertising is to be placed. By contrast, for on-line transactions for which we receive a payment (such as the sale of insurance through our InsureMarket website), revenue is recognized upon completion of the transaction, assuming there are no remaining obligations on our part.

Customer Service and Technical Support

Customer service and technical support costs include the costs associated with performing order processing, answering customer inquiries and providing telephone assistance. In connection with the sale of certain products, Intuit provides free telephone support service to customers. This free service, also referred to as post-contract customer support, is included in this expense category. We do not defer the recognition of any revenue associated with sales of these products, since the cost of providing this free support is insignificant, the support is provided within one year after the associated revenue is recognized (the vast majority of the support actually occurs within three months) and enhancements are minimal and infrequent. The estimated cost of providing this free support is accrued upon product shipment.

Intuit also offers several plans that charge customers for technical support assistance. Fees charged for these plans are collected in advance and are recognized as revenue over a period of time (generally one year) at a rate that is based on historical call volumes for support, which approximates when these services are performed. Costs incurred for fee for support plans are included in cost of goods sold.

Cash, Cash Equivalents and Short-Term Investments

Intuit considers highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Both cash equivalents and short-term investments are considered available-for-sale securities and are carried at amortized cost, which approximates fair value. Available-for-sale securities are classified as current assets based upon our intent and ability to use any and all of these securities as necessary to satisfy the significant short-term liquidity requirements that may arise from the highly seasonal and cyclical nature of our business. Based on our significant business seasonality, cash flow requirements within quarters may fluctuate dramatically and require us to use a significant amount of the cash investments held as available-for-sale securities.

The following schedule summarizes the estimated fair value of our cash, cash equivalents and short-term investments:

                                      JULY 31,          OCTOBER 31,
                                        1998               1998
                                      --------          ----------
(In thousands)                                          (Unaudited)

Cash and cash equivalents:
  Cash .........................      $ 22,382          $ 28,408
  Money market funds ...........         6,972            17,229
  Corporate notes ..............            --            10,400
  Commercial paper .............            --            13,953
  Municipal bonds ..............        81,927            21,304
  U.S. Government securities....        26,852             4,981
                                      --------          --------
                                      $138,133          $ 96,275
                                      ========          ========

                                              JULY 31,           OCTOBER 31,
                                               1998                 1998
                                             ---------           ---------
(In thousands)                                                   (Unaudited)
Short-term investments:
  Certificates of deposit ............       $   5,043           $   5,040
  Corporate notes ....................           2,000               7,001
  Municipal bonds ....................         256,297             268,766
  U.S. Government securities .........           9,875              11,964
  Restricted short-term investments...         (28,516)            (35,516)
                                             ---------           ---------
                                             $ 244,699           $ 257,255
                                             =========           =========

The estimated fair value of cash equivalents and short-term investments classified by date of maturity is as follows:

                                            JULY 31,           OCTOBER 31,
                                             1998                1998
                                           ---------           ---------
(In thousands)                                               (Unaudited)
Due within one year ................       $ 225,241           $ 240,124
Due within two years ...............         159,324             114,990
Due within three years .............           4,401               5,524
Restricted short-term investments...         (28,516)            (35,516)
                                           ---------           ---------
                                           $ 360,450           $ 325,122
                                           =========           =========

For information about our restricted investments, see Note 7. Realized gains and losses from sales of each type of security were immaterial for all periods presented.

Marketable Securities

Our marketable securities are carried at fair value and include unrealized gains and losses, net of tax, in stockholders' equity. We held the following marketable securities at July 31, 1998 and October 31, 1998:

                                                                     GROSS UNREALIZED
                                                                   --------------------
                                                      COST          GAIN          LOSS       FAIR VALUE
                                                    --------       --------     --------     ----------
JULY 31, 1998
(In thousands)
Checkfree Corporation common stock..............    $156,350       $106,000     $     --      $262,350
Excite, Inc. common stock.......................      39,150        187,050           --       226,200
Verisign, Inc. common stock.....................       2,000          5,750           --         7,750
Concentric Network Corporation common stock.....          --          2,985           --         2,985
                                                    --------       --------     --------      --------
                                                    $197,500       $301,785     $     --      $499,285
                                                    ========       ========     ========      ========

OCTOBER 31, 1998
(In thousands; unaudited)
Checkfree Corporation common stock..............    $156,350        $10,269     $     --       $166,619
Excite, Inc. common stock.......................      39,150        184,512           --        223,662
Verisign, Inc. common stock.....................       2,000          5,672           --          7,672
Concentric Network Corporation common stock.....          --          3,081           --          3,081
                                                    --------       --------     --------       --------
                                                    $197,500       $203,534     $     --       $401,034
                                                    ========       ========     ========       ========

We account for the investment in Checkfree Corporation ("Checkfree") as an available-for-sale equity security, which accordingly is carried at market value. Checkfree common stock is quoted on the Nasdaq Stock Market under the symbol CKFR. The closing price of Checkfree common stock at October 31, 1998 was $15.72 per share. At October 31, 1998, we held 10.6 million shares, or approximately 21%, of Checkfree's outstanding common stock. Subsequent to October 31, 1998, we began the gradual sale of shares in order to reduce our ownership in Checkfree to below 20%. We expect our ownership in Checkfree to be below 20% by the end of our second fiscal quarter ending January 31, 1999.

In June 1997, we purchased 5.8 million shares (as adjusted for a two-for-one stock split) of common stock of Excite, Inc. ("Excite"). At the same time, we entered into an agreement with Excite that provides for the joint development, promotion and distribution of an online financial channel. Since we were restricted from selling the shares until December 12, 1998, we initially valued the shares at cost, or $39.2 million. Beginning in January 1998, these shares were adjusted to market value, as remaining restrictions on the shares would expire within 12 months. Excite's common stock is quoted on the Nasdaq Stock Market under the symbol XCIT. The closing price of Excite common stock at October 31, 1998 was $38.56 per share. At October 31, 1998, we held approximately 11% of Excite's outstanding common stock.

Checkfree, Excite, Verisign, Inc. and Concentric Network Corporation are high technology companies whose stocks are subject to substantial volatility. Accordingly, it is possible that the market price of one or more of these companies' stocks could decline substantially and quickly (as occurred during August and September 1998), which could result in a material reduction in the carrying value of these assets.

Goodwill and Purchased Intangible Assets

We record goodwill when the cost of net assets we acquire exceeds their fair value. Goodwill is amortized on a straight-line basis over periods ranging from 3 to 5 years. The cost of identified intangibles is generally amortized on a straight-line basis over periods ranging from 1 to 10 years. We regularly perform reviews to determine if the carrying value of assets is impaired. The reviews look for the existence of facts or circumstances, either internal or external, which indicate the carrying value of the asset cannot be recovered. No such impairment has been indicated to date. If, in the future, management determines the existence of impairment indicators, we would use undiscounted cash flows to initially determine whether impairment should be recognized. If necessary, we would perform a subsequent calculation to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets. If quoted market prices for the assets are not available, the fair value would be calculated using the present value of estimated expected future cash flows. The cash flow calculations would be based on management's best estimates, using appropriate assumptions and projections at the time.

Goodwill and purchased intangible assets consisted of the following:

                                                                LIFE IN             NET BALANCE AT
                                                                 YEARS     JULY 31, 1998    OCTOBER 31, 1998
                                                                -------    -------------    ----------------
      (In thousands)                                                                           (Unaudited)
      Goodwill...........................................         3-5         $285,793         $271,694
      Customer lists.....................................         3-5           53,517           50,449
      Covenant not to compete............................         3-5            2,211            1,944
      Purchased technology...............................         1-5           18,763           17,655
      Assembled workforce................................         2-5            5,596            5,106
      Trade names and logos..............................         1-10           5,710            5,304

Balances presented above are net of total accumulated amortization of $103.6 million and $131.4 million at July 31, 1998 and October 31, 1998, respectively.

Concentration of Credit Risk

Almost all of Intuit's operations are concentrated in the personal computer software industry, which is highly competitive and rapidly changing. Many circumstances could have an unfavorable impact on Intuit's operating results. Examples include significant technological changes in the industry, changes in customer requirements or the emergence of competitive products or services with new capabilities.

We are also subject to risks related to our significant balances of short-term investments, marketable securities and trade accounts receivable. At October 31, 1998, we held shares of Checkfree common stock representing approximately 21% of Checkfree's outstanding common stock. Subsequent to October 31, 1998 we began the gradual sale of shares in order to reduce our ownership in Checkfree to below 20%. We also held approximately 11% of Excite's outstanding common stock as of October 31, 1998. Our ability to dispose of these securities is limited by volume trading and other restrictions. The Excite shares could not be sold until December 12, 1998. If there is a permanent decline in the value of these securities below cost, we will need to report this decline in our statement of operations. See "Marketable Securities," above in Note 1 for a discussion of risks associated with our marketable securities. Our remaining portfolio is diversified and consists primarily of short-term investment-grade securities.

To reduce the credit risk associated with accounts receivable, Intuit performs ongoing evaluations of customer credit. Generally, no collateral is required. We maintain reserves for estimated credit losses and these losses have historically been within our expectations.

Recent Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in financial statements. It also sets standards for related disclosures about products and services, geographic areas and major customers. The disclosures prescribed by SFAS 131 will be adopted for the fiscal year ending July 31, 1999.

Change in Estimate of Goodwill Amortization

Our statements of operations reflect a change in estimate for the amortization life of remaining goodwill related to the June 1998 acquisition of Lacerte from three years to five years, commencing with the first quarter of fiscal 1999. The change resulted in a $9.5 million decrease in amortization expense and a reduction of net loss by approximately $7.2 million, or $0.12 per share, for the quarter ended October 31, 1998.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current presentation format.

2.   PER SHARE DATA

Basic income per share is computed using the weighted average number of common shares outstanding during the period. Diluted income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon the exercise of stock options under the treasury stock method. In loss periods, basic and dilutive loss per share is identical since the impact of equivalent shares is anti-dilutive.

3.    COMPREHENSIVE NET INCOME

As of August 1, 1998, Intuit adopted SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive net income and its components. However, it has no impact on our net income or stockholders' equity as presented in our financial statements. SFAS 130 requires foreign currency translation adjustments and changes in the fair value of available for sale securities to be included in comprehensive income.

The components of comprehensive net income, net of tax, are as follows:

                                                                  THREE MONTHS ENDED OCTOBER 31,
                                                                  ------------------------------
                                                                       1997            1998
                                                                       ----            ----
      (In thousands; unaudited)

      Net loss.................................................    $(12,759)        $(49,190)
      Unrealized gain (loss) on marketable securities..........      58,133          (58,950)
      Change in cumulative translation adjustment..............          41           (4,409)
                                                                    -------        ---------

      Comprehensive net income (loss)..........................     $45,415        $(112,549)
                                                                    =======        =========

4.    ACQUISITIONS

In June 1998, we acquired substantially all of the assets of Lacerte Software Corporation and Lacerte Educational Services Corporation (together, "Lacerte"), for cash. Lacerte is a leading developer and marketer of tax preparation software and services for tax professionals. The purchase price was approximately $400 million. In addition, we assumed liabilities of $31.8 million. We funded the acquisition by a public offering of 10.0 million shares of common stock, completed in the fourth quarter of fiscal 1998.

The acquisition of Lacerte was treated as a purchase for accounting purposes. We allocated approximately $358.2 million of the purchase price to identified intangible assets and goodwill. These assets are being amortized over a periods of two to five years. We also expensed approximately $53.8 million of in-process research and development in the quarter ended July 31, 1998. The following table shows pro forma net revenue, net loss and diluted net loss per share of Intuit and Lacerte as if we had acquired Lacerte at the beginning of fiscal 1998, excluding the impact of the one-time charge for in-process research and development:

                                                                           THREE MONTHS
                                                                      ENDED OCTOBER 31, 1997
                                                                      ----------------------
                                                                                         AS
                                                                     PRO FORMA         REPORTED
                                                                     ---------         --------
      (In thousands, except per share data; unaudited)
      Net revenue..............................................       $99,408          $95,958
      Net loss.................................................       (27,115)         (12,759)
      Diluted net loss per share...............................       $ (0.47)         $ (0.27)


5.   DISCONTINUED OPERATIONS AND DIVESTITURES

On August 7, 1997, we sold Parsons, our consumer software and direct marketing subsidiary, to Broderbund Software, Inc. for approximately $31 million. As a result of the sale, Broderbund acquired net assets of approximately $17 million and we incurred direct costs of approximately $9.5 million. We also recorded a pre-tax gain of $4.3 million and a related tax provision of $2.7 million in the quarter ended October 31, 1997. Pro forma information for the three months ended October 31, 1997 is not shown as it is not materially different from that presented in our statements of operations.

6.    OTHER ACCRUED LIABILITIES

                                                                       JULY 31,       OCTOBER 31,
                                                                         1998           1998
                                                                       --------       --------
      (In thousands)                                                                 (Unaudited)
      Reserve for returns and exchanges.........................        $60,343        $66,937
      Acquisition and disposition related items.................         19,181         17,622
      Rebates...................................................         16,870         16,950
      Post-contract customer support............................          4,433          4,367
      Other accruals............................................         23,993         35,070
                                                                       --------       --------
                                                                       $124,820       $140,946
                                                                       ========       ========

7.   NOTES PAYABLE AND COMMITMENTS

In March 1997, our Japanese subsidiary, Intuit KK, entered into a three-year loan agreement with Japanese banks for approximately $30.3 million used to fund its acquisition of Nihon Micom. The loan is denominated in Japanese yen and is therefore subject to foreign currency fluctuations when translated to U.S. dollars for reporting purposes. The interest rate is variable based on the Tokyo inter-bank offered rate or the short-term prime rate offered in Japan. At October 31, 1998, the rate was approximately 0.9%. The fair value of the loan approximates cost as the interest rate on the borrowings is adjusted periodically to reflect market rates (which are currently significantly lower in Japan than in the United States). We have guaranteed the loan and pledged approximately $35.5 million, or 110% of the loan balance, of short-term investments to be restricted as security for the borrowings at October 31, 1998. We are obligated to pay interest only until March 2000.

8.   INCOME TAXES

Intuit computes the provision (benefit) for income taxes by applying the estimated annual effective tax rate to recurring operations and other taxable items. Our effective tax rate differs from the federal statutory rate primarily because of tax credits, tax exempt interest income, state taxes and certain foreign losses.

9.   LITIGATION

Intuit is currently a defendant in the following two consolidated class action lawsuits alleging that certain of its Quicken products have on-line banking functions that are not Year 2000 compliant: (1) In re Intuit Inc. Year 2000 California Litigation (consolidated in Santa Clara County, California Superior Court from Alan Issokson v. Intuit Inc. (filed April 29, 1998 in the Santa Clara County, California Superior Court); Joseph Rubin v. Intuit Inc. (filed May 27, 1998 in the Santa Clara County, California Superior Court); Donald Colbourn v. Intuit Inc. (filed June 4, 1998 in the San Mateo County, California Superior Court)); and (2) In re Intuit Inc. Year 2000 Litigation (consolidated in the New York Supreme Court, New York County from Rocco Chilelli v. Intuit Inc. (filed May 13, 1998 in the New York Supreme Court, Nassau County); Glenn Faegenburg v. Intuit Inc. (filed May 27, 1998 in the New York Supreme Court, New York County); and Jerald M. Stein v. Intuit Inc. (filed June 23, 1998 in the New York Supreme Court, New York County)). The lawsuits are substantively very similar. The lawsuits assert breach of implied warranty claims, violations of federal and/or state consumer protection laws, and violations of various state business practices laws, and the plaintiffs seek compensatory damages, disgorgement of profits, and (in certain cases) attorneys' fees. See MD&A, page 21, for a discussion of Intuit's status and plans with respect to Year 2000 compliance.

On June 23, 1998, Intuit filed a demurrer in the Issokson complaint. In August 1998, our motion was granted but the plaintiff was provided an opportunity to amend the complaint to allege injury. Issokson, Rubin and Colbourn filed a consolidated amended complaint on October 9, 1998. Intuit filed a demurrer to the amended complaint on November 9, 1998. The court is expected to rule on the motion in January 1999. If the demurrer is overruled, we believe we have good and valid defenses to the claims asserted, and we intend to vigorously defend against the lawsuit.

We have also filed motions to dismiss in the New York actions and on December 1, 1998, the court granted our motion to dismiss all the New York actions. However, plaintiffs in these cases may seek leave to amend their complaints or appeal the dismissal ruling and the ultimate outcome of any litigation is uncertain. Regardless of outcome, litigation can have an adverse impact on Intuit because of defense costs, diversion of management resources and other factors.

Discovery is ongoing in the California actions. Discovery was stayed in the New York actions pending hearings on the motions.

We are subject to other legal proceedings and claims that arise in the normal course of our business. We currently believe that the ultimate amount of liability, if any, for any pending actions (either alone or combined) will not materially affect our financial position, results of operations or liquidity. However, as noted above, the ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact.

10.  RELATED PARTY TRANSACTIONS

We held approximately 11% of Excite's outstanding common stock as of October 31, 1998. We reported revenue of $1.7 million and $4.0 million received from Excite for shared advertising activities for the quarters ended October 31, 1997 and 1998, respectively.

As of October 31, 1998, we held approximately 21% of Checkfree's outstanding common stock. In exchange for providing connectivity between Checkfree's bill payment processing service and our Quicken products, we reported revenues of $10.8 million and $1.1 million from Checkfree for the quarters ended October 31, 1997 and 1998, respectively. This includes a royalty payment of $10 million received in October 1997. We held a receivable due from Checkfree for $4.4 million and $5.3 million at July 31, 1998 and October 31, 1998, respectively.

As of October 31, 1998, we held a 49% equity interest in Venture Finance Software Corporation (VFSC). We have entered into an agreement with VFSC to provide them with services related to on-going development of Web-oriented finance products. We held a note receivable from VFSC with outstanding balances of $7.3 million and $5.3 million at July 31, 1998 and October 31, 1998, respectively, representing amounts due to us from VFSC for development and administrative services we provided to VFSC.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CAUTIONS ABOUT FORWARD LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements about events and circumstances that have not yet occurred. For example, statements including terms such as we "expect" or "anticipate" are forward-looking statements. Investors should be aware that our actual results may differ materially from Intuit's expressed expectations because of risks and uncertainties about the future. We will not necessarily update the information in this Form 10-Q if and when any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect our future results and performance include, but are not limited to, the following: intense competition and pricing pressures; the viability of our strategy with respect to the Internet and our Internet-based businesses; our success in implementing that strategy, including but not limited to our ability to adapt and expand our product, service and content offerings for the Internet environment; our ability to operationally support and manage these new businesses; the success of our business relationships with Excite, AOL and others in continuing to increase customer traffic to Quicken.com; the costs of implementing our Internet strategy, and the uncertainty as to the timing and amount of future Internet-related revenue and profits; the timing of our release for future products and services, including wider availability of our online payroll service; our ability to increase the number of subscribers to the online payroll service; market growth, sales levels for new products and customer upgrade rates, including but not limited to sales and upgrade rates for our QuickBooks multi-user product and other desktop products; the value and size of our equity investments in other companies, including Checkfree Corporation and Excite, Inc.; our ability to achieve Year 2000 readiness in our business operations, our products and our dealings with significant third parties; the impact of our recent acquisition of Lacerte, and the impact of acquisitions generally; our relationships with retailers and other issues with respect to our distribution channels; results for our international operations; and risks associated with regulated businesses such as insurance and mortgage lending. Additional information about factors that could affect our future results and events is included elsewhere in this Form 10-Q and in Intuit's fiscal 1998 Form 10-K and other reports filed with the Securities and Exchange Commission.

OVERVIEW

Intuit's mission is to revolutionize the way individuals and small businesses manage their finances. To achieve this goal, we create, sell and support small business accounting, tax preparation and consumer finance software products, financial supplies (such as computer checks, invoices and envelopes), and Internet products for individuals and small businesses. Our revenues come primarily from the United States, Japan, Germany, Canada and the United Kingdom, through retail distribution channels, direct customer sales and via the Internet.

While desktop software and related products and services now provide most of our revenue, our Internet commerce revenue is growing rapidly. The Internet is a pervasive force that has fundamentally changed the way we do business. It is becoming increasing important to all of our business divisions, both as the foundation for new products and services, and as an incremental, cost-effective distribution channel. For example, the Internet is the foundation for our insurance and mortgage marketspaces, the online payroll service for small businesses that we recently introduced through our QuickBooks product and our Quicken Store website, where customers can purchase and download desktop software products and obtain customer service. We also use the Internet to host our technical support website where we can quickly and cost-effectively provide patches for product bugs and provide customers with answers to frequently asked questions.

We use the term "Internet commerce" to refer to all of our Internet-based business activities. Internet commerce has two components: Internet products and electronic distribution. Internet products include activities in which the customer realizes the value of the goods or services directly on the Internet or an Intuit server. Internet product revenues include, for example, advertising revenues generated on our Quicken.com website, online tax preparation and electronic filing revenues, and transaction and processing fees from our online insurance and online mortgage marketspaces. Our primary sources of Internet product revenue are fees from companies who advertise on Quicken.com and from certain financial service providers, such as mortgage lenders and insurance brokers, who obtain customers through Quicken.com. Electronic distribution activities include the electronic ordering and/or electronic delivery of traditional desktop software products and financial supplies through the Internet.

While we have made significant progress in our Internet commerce activities, investors should be aware that initial success achieved in these areas will not necessarily result in improved financial results. We believe that the dramatic growth of the Internet will give us significant opportunities to grow our revenue over the next several years. However, revenue from Internet commerce was 11% of total revenue during the first quarter of fiscal 1999 (8% for Internet products and 3% for electronic distribution). It should be noted that these percentages are not necessarily indicative of what we will experience for the full fiscal year. Internet revenues are not reported separately in our financial statements; instead each of our business divisions reports Internet commerce revenues that are specific to its operations and are included in its results.

Our business is highly seasonal. Sales of tax products are heavily concentrated from November through March. Sales of consumer finance and small business products are typically strongest during the year-end holiday buying season, and therefore our major product launches usually occur in the fall to take advantage of this customer buying pattern. These seasonal patterns mean that revenue is usually strongest during the quarters ending January 31 and April 30. We experience lower revenues for the quarters ending July 31 and October 31, while our operating expenses to develop and manage products and services continue to be incurred during these periods. This can result in significant operating losses, particularly in the July 31 and October 31 quarters when our revenues are lower. The seasonality of our revenue patterns will be exacerbated by our June 1998 acquisition of Lacerte, a professional tax software company. Operating results can also fluctuate for other reasons, such as changes in product release dates, non-recurring events such as acquisitions and dispositions, and product price cuts in quarters that have relatively high fixed expenses. Acquisitions and dispositions in particular can have a significant impact on the comparability of both our quarterly and yearly results.


RESULTS OF OPERATIONS

Set forth below are certain consolidated statements of operations data for the quarters ended October 31, 1997 and 1998. Investors should note that results for the quarter ended October 1998 are impacted by activity for our Lacerte subsidiary, which was acquired in June 1998. Lacerte's operations often contribute to comparatively higher operating expenses as a percentage of revenue in the current quarter as compared to the quarter ended October 31, 1997, when we did not own Lacerte.

Since the business of selling software and related services is considerably different from our supplies business, we break them out separately for financial reporting purposes. The following revenue discussion is categorized by our business divisions, which is how we examine our results internally. Our domestic supplies business is considered a part of our small business division while the international supplies business is considered part of our International Division.


NET REVENUE

                                                        Three Months Ended October 31,
                                                      1997         Change           1998
                                                      ----------------------------------
     (Dollars in millions)
     Software and other.......................       $74.1            19%          $ 88.4
      % of revenue............................          77%                            79%

     Supplies.................................       $21.9             8%          $ 23.6
      % of revenue............................          23%                            21%

     Total                                           $96.0            17%          $112.0


Small Business Division. Small Business Division revenues come primarily from the following sources:

         -    QuickBooks product line

         -    Supplies products (including checks, envelopes and invoices)

         -    Tax table services

         -    Support fees charged to customers for telephone assistance

Overall, Small Business Division revenues were up 15% for the first quarter of fiscal year 1999 compared to the same quarter of fiscal 1998. The increase was driven by our QuickBooks product line, which experienced approximately 10% sales growth over the same quarter of the prior year. This was the result of higher average selling prices and the impact of product release timing in fiscal 1998 compared to fiscal 1997. In fiscal 1997, we launched QuickBooks 5.0 in the second quarter (December 1996), whereas in fiscal 1998 we launched our QuickBooks 6.0 products (including the QuickBooks Pro multi-user product) in the fourth quarter (June 1998). As a result, the current quarter compares favorably to the same quarter of the prior year, which did not realize the benefit of a recent Quickbooks product launch.

Supplies revenues grew by 8% compared to the same quarter a year ago. This growth was primarily the result of our increasing customer base of small business owners who use QuickBooks and Quicken to run their small businesses. Our supplies business is a more consistent source of recurring revenue than our software business, and is derived primarily from our existing customer base. Though they are a smaller component of Small Business Division revenues, tax tables service revenue and fees charged for telephone support also grew substantially in the first quarter of fiscal 1999 compared to the same quarter a year ago.

In October 1998, we introduced our new payroll processing service. The service is offered through our QuickBooks 6.0 products and handles all aspects of payroll processing, including calculation and electronic depositing of federal and state payroll tax withholdings, electronic direct deposit of paychecks, preparation and filing of quarterly and annual payroll tax returns and creation of employee W-2 forms. While payroll processing provides us with a significant opportunity to generate revenues, it also introduces new risks. For example, we have contracted with a third party service provider to perform the processing related to this service. If that outside provider fails to provide accurate and timely payroll information, cash deposits or tax return filings, that failure could be costly to correct and could have a significant negative impact on our ability to attract and retain customers, who we believe will have a low tolerance for payroll processing errors. In addition, we expect this service to be unprofitable in its initial stages until we are able to accumulate a large number of subscribers from our QuickBooks customer base to offset the fixed costs of providing the payroll service. Though initial reaction to this service has been positive, it was not a significant contributor to this past quarter's financial performance, and there is no assurance that it will be widely accepted. If subscriptions to this service don't meet expectations, future operating results could suffer.

Tax Division.  Tax Division revenues come primarily from the following sources:

         -    TurboTax and MacInTax personal tax preparation products

         - Professional tax preparation products (ProSeries and Lacerte product lines)

         -    Electronic tax return preparation and filing fees

Due to the highly seasonal nature of the tax business, the first quarter normally generates very little revenue from tax products. The majority of tax division sales generally occur in our second quarter. While we believe the approaching tax season presents an opportunity to experience revenue growth, there are also risks. We have undertaken product development and marketing efforts to take advantage of revenue growth opportunities for this tax year, but the impact these efforts will have on our revenues and operating results will be unknown until the second fiscal quarter and beyond. In addition, the rapid development of high-quality tax products is particularly difficult in light of changing tax laws and competitive pressures to get products to market quickly. Tax product errors can be particularly costly because of both the negative impact they can have on customer brand loyalty and the expense incurred to replace defective products. In the coming tax year, we continue to face intense competition from H&R Block's aggressively priced TaxCut product and others. If our competitors significantly reduce the selling prices of their products, this could have a significant negative impact on our operating results. In addition, though Microsoft Corporation is not releasing a competing product for this tax season, there is a risk that our long-term operating results could suffer if Microsoft enters the tax preparation software market in future tax seasons.

We expect the acquisition of Lacerte to significantly expand our professional tax operations during fiscal 1999 and beyond. In its fiscal years ended March 31, 1997 and 1998, Lacerte had revenue of $68.1 million and $75.6 million, respectively, and income from operations of $23.4 million and $28.9 million, respectively. While we expect that the acquisition will add to revenue, we will incur significant future amortization costs as a result of the transaction. There is also a risk that our operating results could suffer if we experience a delay in Lacerte product releases or are unsuccessful in retaining Lacerte customers. See Notes 1 and 4 of the financial statement notes for a discussion of future amortization costs.

Consumer Finance Division. Consumer Finance Division revenues are derived primarily from the following sources:

         -     Quicken product line

         - Advertising and sponsorship fees from the consumer areas of our Quicken.com website

         - Implementation, marketing and transaction fees from financial institutions (including marketspace participants) providing services through Quicken and Quicken.com

Overall, Consumer Finance Division revenues were up slightly in the first quarter of fiscal 1999 compared to the same quarter of the prior year. Quicken sales were higher than the same quarter a year ago due primarily to an approximately 5 week earlier release of Quicken this year and to a more favorable sales mix toward our higher-priced products. We also experienced significant growth in consumer Internet-based revenues compared to the same quarter last year, primarily due to increased advertising, sponsorship and transaction-driven revenue through Quicken.com and Quicken. The increase in Consumer Finance Division revenues over the comparable year ago quarter occurred despite the fact that the Company received a $10 million royalty fee from Checkfree Corporation in the first quarter of fiscal 1998, whereas no such payment from Checkfree was received in the current quarter.

While we expect Quicken sales will remain roughly flat in fiscal 1999, there is a risk that they will decline. In fiscal 1997, Quicken experienced over a 20% decline in revenues and there is no assurance that similar declines will not occur in the future. For example, sales could suffer if customers become less inclined to make upgrade purchases or if our competitors were to lower their prices. There are also risks associated with our Internet products and services. The rapid growth we've experienced in our Internet products and services have been generated in part by collaborating with third party online service and content providers such as Excite and AOL, which have helped to increase traffic to our Quicken.com website. The Excite agreement calls for us to share revenue generated from our Quicken.com site and the AOL agreement calls for us to make significant guaranteed payments to AOL over the term of the agreement. While the Internet provides a significant opportunity for revenue growth, we have also made significant financial commitments to these and other third party providers and must continue to increase traffic and revenue in order to become profitable. If our website traffic and revenue expectations aren't met, there could be a significant negative impact on our operating results.

International Division. International Division revenues come primarily from the following sources:

         -     Japanese small business products

         -     German Quicken, QuickBooks and Tax products

         -     Canadian Quicken, QuickBooks and Tax products

         -     United Kingdom Quicken, QuickBooks and Tax products

In addition to the above, we also operate in smaller European, Asian and Latin American markets. In the first quarter of fiscal 1999, revenue for the International division decreased 9% compared to the same quarter of the prior year. As part of our strategy to provide more growth and profitability, we have refocused our product development in Europe towards small business products in selected larger markets. As a result, we expect to devote fewer resources to consumer finance and tax products and to smaller geographic markets. We also introduced our first release of QuickBooks in Japan in September 1998 in an effort to target a lower-priced market than our current small business products reach in Japan. While we expect that international revenues will be flat or slightly down for fiscal year 1999, there is a risk that they could be significantly lower if our initiatives are not effective, particularly if customer acceptance of QuickBooks in Japan doesn't meet our expectations.

COST OF GOODS SOLD

                                                       Three Months Ended October 31,
                                                      1997         Change           1998
                                                     -----------------------------------
      (Dollars in millions)
      Product.................................       $22.4            57%           $35.2
      % of revenue............................          23%                            31%

      Amortization of purchased software & other     $ 0.7           157%           $ 1.8
      % of revenue............................           1%                             2%

There are two components of cost of goods sold. The largest is the direct cost of manufacturing and shipping products, offering Internet-based products and services and providing our fee for support program. The second component is the amortization of purchased software, which is the cost of products obtained through acquisition. Total cost of goods sold increased to 33% of net revenue for the first quarter of fiscal 1999 compared to 24% for the first quarter of fiscal 1998. This increase is primarily attributable to two factors. First, consistent with our growing Internet-based business, we are experiencing a significant increase in related hardware and infrastructure costs as we purchase equipment to increase our Internet capability. These costs are classified as cost of sales and, as a percentage of revenue, are significantly higher than the costs of sales for our traditional desktop software business. These infrastructure costs tend to result from the depreciation of capital assets which are generally expensed evenly over the estimated useful lives of the assets. As a result, cost of sales as a percentage of revenue may fluctuate significantly, particularly on a quarterly basis, as they become more fixed in nature and less connected to the direct cost of manufacturing and shipping software products. For example, although in a quarter with low revenues we will usually have a proportionately lower cost of sales because we ship fewer products, the cost of sales from our Internet infrastructure will not decrease proportionately and thus will inflate the cost of sales as a percentage of revenue for that quarter. Second, we have also experienced significant increases in our fee for support program revenues. The cost of sales associated with this program is also larger as a percentage of revenue than our traditional desktop software business. Consequently, as revenues from our Internet-related businesses and fee for support programs become a larger portion of our overall revenue, our cost of sales as a percentage of revenue is likely to increase. These upward pressures on cost of sales were partially offset by a continuing shift of consumer preferences toward CD ROM products, which cost less to manufacture and ship than disk-based products. Due to expected growth in higher cost of sales businesses such as our Internet-based initiatives, fee for support programs and our online payroll service, we believe cost of goods sold as a percentage of revenue for fiscal 1999 will exceed what we experienced in fiscal 1998. If we experience errors in current or future products, there could be incremental increases in cost of goods sold that could adversely effect our operating results.


OPERATING EXPENSES

                                                       Three Months Ended October 31,
                                                      1997         Change          1998
                                                     ----------------------------------
     (Dollars in millions)
     Customer service & technical support.......     $27.9             7%          $29.8
      % of revenue..............................        29%                           27%

     Selling & marketing........................     $32.0            41%          $45.1
      % of revenue..............................        33%                           40%

     Research & development.....................     $26.1            29%          $33.7
      % of revenue..............................        27%                           30%

     General and administrative.................      $8.5            59%          $13.5
      % of revenue..............................         9%                           12%

     Other acquisition costs, including
       amortization of goodwill and purchased
       intangibles..............................      $3.9           438%          $21.0

      % of revenue..............................         4%                           19%

Customer Service and Technical Support. In the first quarter of fiscal 1999, customer service and technical support expenses decreased to 27% of revenue compared to 29% in the same quarter of the prior year. This improvement reflects the continuing benefit from cost reductions resulting from the restructuring and consolidation of our technical support facilities in the United States and Europe in the fourth quarter of fiscal 1997. We have also benefited from expanding our fee for support programs and our initiatives to provide customer service and technical support less expensively through websites and other electronic means. While we anticipate that service and support expenses will decrease as a percentage of revenue for fiscal 1999 compared to fiscal 1998, there is no assurance that they will not stay flat or increase. For instance, if we experience product errors, it may result in significant additional customer service and technical support expenses.

Selling and Marketing. In the first quarter of fiscal 1999, selling and marketing expenses increased to 40% of revenue compared to 33% in the prior year quarter. This increase reflects additional spending associated with our early release of Quicken 99, aggressive selling efforts related to our direct channel sales of tax products, continued promotion of our QuickBooks product which launched in June 1998, initial selling expenses related to our new payroll service and higher selling and marketing costs related to Quicken.com. Selling and marketing expenses as a percentage of revenue are unusually high this quarter due to the nature and timing of recent promotional activities combined with our seasonally lower revenue for this quarter. While we expect these costs as a percentage of revenue to decrease slightly in fiscal 1999 compared to fiscal 1998, there is no assurance that they will not increase. For example, there is a risk that these costs could increase in response to competitive pressures from H&R Block (TaxCut tax preparation software), Microsoft (Microsoft Money financial software) or other competitors.

Research and Development. In the first quarter of fiscal 1999, research and development expenses increased to 30% of net revenue compared to 27% in the prior year quarter. This is attributable in part to increased expenses resulting from our Lacerte subsidiary, acquired in June 1998. Since our first quarter of fiscal 1999 included significant research and development expenses for Lacerte and the comparable year ago quarter did not, this difference negatively impacts our current quarter results on a comparative basis. The negative impact is magnified by the fact that, as a seasonal tax preparation software business, Lacerte recognized very little revenue in the first fiscal quarter to offset these development costs. We have also experienced significant incremental research and development expenditures in the current fiscal quarter related to our new payroll service and other Internet products and services. We expect that research and development expenses will be roughly flat as a percentage of revenue for fiscal year 1999 compared to fiscal 1998. However, if research and development expenses exceed our expectations, they may have an adverse effect on operating results, particularly if revenue from related products and services does not meet expectations.

General and Administrative. In the first quarter of fiscal 1999, general and administrative expenses increased to 12% of net revenue compared to 9% in the prior year quarter. This increase was due in part to general and administrative expenses incurred for our newly acquired Lacerte subsidiary in the current quarter and the absence of such expenses in the same quarter last year. Also contributing to this increase were expenses related to the relocation of customer service and technical support facilities in Tucson, Arizona. For fiscal 1999, we expect general and administrative expenses to remain roughly flat compared to fiscal 1998.

Other Acquisition Costs. Other acquisition costs include the amortization of goodwill and purchased intangibles that are recorded as part of an acquisition. These costs increased to $21.0 million in the first quarter of fiscal 1999 compared to $3.9 million in the first quarter of fiscal 1998. This increase was primarily attributable to the amortization of intangibles associated with our acquisition of Lacerte in June 1998. In the first quarter of fiscal 1999, we changed the estimated life of goodwill for Lacerte from three to five years to reflect our revised estimate of the period of time we expect to benefit from the purchased assets of the acquired business. We are accounting for this change in estimate prospectively, commencing with the first quarter of fiscal 1999. This change results in different estimates of the net income effect of future amortization compared to estimates previously provided in the Company's fiscal 1998 Form 10-K. Revised estimates are provided below. For more information regarding this change in estimate see Note 1 of the financial statements.

In connection with our acquisition of Lacerte, we used an independent appraiser's estimate to determine the value of two in-process projects under development for which technological feasibility had not been established. These projects were identified for products being developed under separate operating systems (DOS and Windows). The value of the projects was determined by estimating the costs to develop the in-process technology into commercially feasible products, estimating the net cash flows we believe will result from the products and discounting these net cash flows back to their present value. As of the quarter ended October 31, 1998, we believe that actual results to date have been consistent with assumptions made when we initially appraised the value of these in-process projects. Specifically, projected revenues, development costs to date, expected costs to complete and expected completion dates as they relate to the two projects are consistent with our expectations. We believe the risk is low that the products associated with these projects will not be released as scheduled in January 1999. However, if these products are not successfully developed, or are delayed, it could have a significant negative impact on our operating results.

The high levels of non-cash amortization expense related to completed acquisitions will continue to have a negative impact on operating results in future periods. Assuming no additional acquisitions and no impairment of value resulting in an acceleration of amortization, future amortization will reduce net income by approximately $56.1 million, $50.4 million, $43.7 million and $40.5 million for the years ending July 31, 1999 through 2002, respectively. If we complete additional acquisitions or accelerate amortization in the future, there could be an incremental negative impact on operating results.


OTHER INCOME

For the first quarter of fiscal 1999, interest and other income and expense, net, improved to 3% as a percentage of revenue compared to 2% in the prior year quarter. This increase was due to greater interest earnings from higher cash, cash equivalent and short term investment balances held by the Company at the end of the current quarter compared to the prior year quarter. The $4.3 million gain on disposal of business in the prior year fiscal quarter resulted from the sale of Parsons, Intuit's direct marketing subsidiary, in August 1997.


INCOME TAXES

For the quarter ended October 31, 1998, we recorded an income tax benefit of $15.5 million on a pretax loss of $64.7 million. This compares to the quarter ended October 31, 1997 which resulted in an income tax benefit of $6.5 million on a pretax loss of $19.3 million. The benefit for the quarter ended October 31, 1997 was partially offset by a provision resulting from the gain on disposal of Parsons. At October 31, 1998, there was a valuation allowance of $9.6 million for tax assets of our international subsidiaries based on management's assessment that we may not receive the benefit of certain loss carryforwards.


LIQUIDITY AND CAPITAL RESOURCES

At October 31, 1998, our unrestricted cash and cash equivalents totaled $96.3 million, a $41.9 million decrease from July 31, 1998. The decrease was a result of net cash used by operations and investing activities, partially offset by cash provided by financing activities. It was driven by the seasonality of our business, which typically results in the majority of net revenues and cash receipts occurring in the January and April quarters though operating expenses are incurred throughout the year.

Our operations used $0.9 million in cash during the three months ended October 31, 1998. Primary uses of cash included the net loss of $49.2 million as well as a significant increase in income taxes receivable resulting from the net loss. Uses of cash were offset by adjustments made for non-cash expenses such as acquisition charges and depreciation in addition to significant increases in accrued liabilities and deferred revenue. The increase in accrued liabilities was driven by the September 1998 launch of Quicken, which resulted in increased reserves for product returns, and by accruals for the relocation of our customer service and technical support facilities in Tucson, Arizona.

Investing activities resulted in a use of $45.4 million in cash for the three months ended October 31, 1998. Uses of cash included net purchases of both short-term and long-term investments, in addition to purchases of property and equipment. Property and equipment purchases during the quarter were made to support our ongoing operations, information system upgrades and our growing Internet-based businesses. Due to our substantial investments in marketable securities, there is a risk that market value declines (such as those that occurred during August and September
1998) may have a significant negative impact on our liquidity. If such declines were deemed to be permanent, they would result in a charge to our statements of operations.

Financing activities provided $4.4 million in the first quarter primarily attributable to proceeds from the exercise of employee stock options.

Our agreement with AOL obligates us to pay a minimum of $30 million over the term of the three-year agreement. We currently do not have any other significant capital expenditure commitments, though we may require additional cash for strategic projects in the future. In the normal course of business, we enter into leases for new or expanded facilities in both domestic and international locations. We also evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with other companies. Accordingly, it is possible that we may decide to use cash and cash equivalents to fund such expenses in the future. For example, if we exercise our option to purchase VFSC (see note 5 of the Form 10-K financial statement notes) and elect to pay all or a significant portion of the exercise price in cash, it would require a significant cash expenditure.

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

Phase One (initiation) involves increasing company awareness by educating and involving all appropriate levels of management regarding the need to address Year 2000 issues. Phase Two (inventory) consists of identifying all of our systems, products and relationships that may be impacted by Year 2000. Phase Three (assessment) involves determining our current state of Year 2000 readiness for those areas identified in the inventory phase and prioritizing areas that need to be fixed. Phase Four (action) will consist of developing a plan for those areas identified as needing correction in the assessment phase. Phase Five (implementation) will consist of executing our action plan and completing the steps identified to attain Year 2000 readiness. We are currently in the inventory phase of the plan for both our internal systems and third party relationships. For our products, we are in either the inventory or assessment phase of our plan. We currently expect to substantially complete implementation for all of the targeted areas by the end of our 1999 fiscal year (July 1999).

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

Several class action lawsuits have recently been filed against Intuit in California and New York, alleging Year 2000 issues with the online banking functionality in certain versions of our Quicken products, and it is possible that we will face additional lawsuits. We do not believe the lawsuits have merit and intend to defend them vigorously. We have been working with financial institutions to provide solutions to their current online banking customers and are planning to make such solutions available before customers experience any Year 2000 problems. See "Legal Proceedings" for more information about this litigation.

The above discussion regarding costs, risks and estimated completion dates for the Year 2000 is based on our best estimates given information that is currently available, and is subject to change. As we continue to progress with this initiative, we may discover that actual results will differ materially from these estimates.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

MARKETABLE SECURITIES

We also carry significant balances in marketable equity securities as of October 31, 1998. These securities are subject to considerable market risk due to their volatility. See Note 1 of the financial statement notes for more information regarding risks related to our investments in marketable securities.

IMPACT OF FOREIGN CURRENCY RATE CHANGES

During fiscal year 1998, most local currencies of our international subsidiaries weakened against the U.S. dollar. As of October 31, 1998, the currency of our Japanese subsidiary has strengthened and the currency of our other subsidiaries have remained essentially stable since the end of our 1998 fiscal year. Because we translate foreign currencies into U.S dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our international subsidiaries invoice customers, and satisfy their financial obligations almost exclusively in their local currencies. For the quarter ended October 31, 1998, there was an immaterial currency exchange impact from our intercompany transactions. Currency exchange risk is also minimized since foreign debt is due almost exclusively in local foreign currencies. As of October 31, 1998, we did not engage in foreign currency hedging activities.

PART II
ITEM 1
LEGAL PROCEEDINGS


Intuit is currently a defendant in the following two consolidated class action lawsuits alleging that certain of its Quicken products have on-line banking functions that are not Year 2000 compliant: (1) In re Intuit Inc. Year 2000 California Litigation (consolidated in Santa Clara County, California Superior Court from Alan Issokson v. Intuit Inc. (filed April 29, 1998 in the Santa Clara County, California Superior Court); Joseph Rubin v. Intuit Inc. (filed May 27, 1998 in the Santa Clara County, California Superior Court); Donald Colbourn v. Intuit Inc. (filed June 4, 1998 in the San Mateo County, California Superior Court)); and (2) In re Intuit Inc. Year 2000 Litigation (consolidated in the New York Supreme Court, New York County from Rocco Chilelli v. Intuit Inc. (filed May 13, 1998 in the New York Supreme Court, Nassau County); Glenn Faegenburg v. Intuit Inc. (filed May 27, 1998 in the New York Supreme Court, New York County); and Jerald M. Stein v. Intuit Inc. (filed June 23, 1998 in the New York Supreme Court, New York County)). The lawsuits are substantively very similar. The lawsuits assert breach of implied warranty claims, violations of federal and/or state consumer protection laws, and violations of various state business practices laws, and the plaintiffs seek compensatory damages, disgorgement of profits, and (in certain cases) attorneys' fees. See MD&A, page 21, for a discussion of Intuit's status and plans with respect to Year 2000 compliance.

On June 23, 1998, Intuit filed a demurrer in the Issokson complaint. In August 1998, our motion was granted but the plaintiff was provided an opportunity to amend the complaint to allege injury. Issokson, Rubin and Colbourn filed a consolidated amended complaint on October 9, 1998. Intuit filed a demurrer to the amended complaint on November 9, 1998. The court is expected to rule on the motion in January 1999. If the demurrer is overruled, we believe we have good and valid defenses to the claims asserted, and we intend to vigorously defend against the lawsuit.

We have also filed motions to dismiss in the New York actions and on December 1, 1998, the court granted our motion to dismiss all the New York actions. However, plaintiffs in these cases may seek leave to amend their complaints or appeal the dismissal ruling and the ultimate outcome of any litigation is uncertain. Regardless of outcome, litigation can have an adverse impact on Intuit because of defense costs, diversion of management resources and other factors.

Discovery is ongoing in the California actions. Discovery was stayed in the New York actions pending hearings on the motions.

We are subject to other legal proceedings and claims that arise in the normal course of our business. We currently believe that the ultimate amount of liability, if any, for any pending actions (either alone or combined) will not materially affect our financial position, results of operations or liquidity. However, as noted above, the ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact.

PART II:  OTHER INFORMATION
ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

(a)  THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS REPORT:

         Exhibit 10.01 Intuit Inc. 1998 Option Plan for Mergers and Acquisitions, as adopted on November 11, 1998 (incorporated by reference to Exhibit 4.01 to Intuit's Form S-8 registration statement filed on or about December 14, 1998)

         Exhibit 27.01 Financial Data Schedule (filed only in electronic format)

(b) REPORTS ON FORM 8-K:

         (i) On September 8, 1998, Intuit filed a Form 8-KA, Amendment No. 1, amending a Form 8-K initially filed on July 6, 1998, to provide, under Item 7, pro forma financial information relating to Intuit's acquisition of Lacerte.

         (ii)     On October 9, 1998, Intuit filed a Form 8-K to report, under
                  Item 5, certain amendments to Intuit's Stockholder Rights Plan. No financial statements were filed.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               INTUIT INC.
                               (REGISTRANT)





Date:  December 14, 1998       By:  /s/ GREG J. SANTORA
                                    --------------------------------------------
                                    Greg J. Santora
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS



 EXHIBIT NO.     DESCRIPTION
-------------    -----------

Exhibit 10.01 Intuit Inc. 1998 Option Plan for Mergers and Acquisitions, as adopted on November 11, 1998 (incorporated by reference to Exhibit 4.01 to Intuit's Form S-8 registration statement filed on or about December 14, 1998)

Exhibit 27.01    Financial Data Schedule (filed only in electronic format)