Form 10-Q
period 1999-01-31
INTUIT INC
filed 1999-03-12
CIK 896878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------


                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended JANUARY 31, 1999 or

[] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________.


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


                                 (650) 944-6000
              (Registrant's telephone number, including area code)


     Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     61,144,930 shares of Common Stock, $0.01 par value, as of February 26, 1999

--------------------------------------------------------------------------------
FORM 10-Q
INTUIT INC.
INDEX

--------------------------------------------------------------------------------


                                                                                       PAGE
                                                                                      NUMBER
                                                                                      ------
PART I         FINANCIAL INFORMATION

ITEM 1:        Financial Statements

               Condensed Consolidated Balance Sheets as of
                  July 31, 1998 and January 31, 1999...........................           3

               Condensed Consolidated Statements of Operations for
                  the three and six months ended January 31, 1998 and 1999.....           4

               Condensed Consolidated Statements of Cash Flows for
                  the six months ended January 31, 1998 and 1999...............           5

               Notes to Condensed Consolidated Financial
                  Statements...................................................           6

ITEM 2:        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..........................          15

ITEM 3:        Quantitative and Qualitative Disclosures about Market Risk......          26

PART II        OTHER INFORMATION

ITEM 1:        Legal Proceedings...............................................          27

ITEM 4:        Submission of Matters to a Vote of Security Holders.............          28

ITEM 5:        Other Information...............................................          29

ITEM 6:        Exhibits and Reports on Form 8-K................................          29

               Signatures......................................................          30

                                   INTUIT INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                          JULY 31,           JANUARY 31,
                                                                                           1998                1999
                                                                                        ----------           -----------
(In thousands, except par value)                                                                            (Unaudited)

                                      ASSETS
Current assets:
  Cash and cash equivalents ....................................................        $   138,133         $   163,030
  Short-term investments .......................................................            244,699             282,300
  Marketable securities ........................................................            499,285           1,110,919
  Accounts receivable, net(1) ..................................................             59,417             241,276
  Inventories ..................................................................              3,695               5,865
  Prepaid expenses and other current assets(2) .................................             34,896              50,713
                                                                                        -----------         -----------
          Total current assets .................................................            980,125           1,854,103
Property and equipment, net ....................................................             69,413              77,545
Purchased intangibles, net .....................................................             85,797              73,993
Goodwill, net ..................................................................            285,793             255,227
Long-term deferred income taxes ................................................             21,006              21,006
Investments ....................................................................             17,009              17,483
Restricted investments .........................................................             28,516              35,454
Other assets ...................................................................             10,937               9,984
                                                                                        -----------         -----------
Total assets ...................................................................        $ 1,498,596         $ 2,344,795
                                                                                        ===========         ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .............................................................        $    44,035         $    69,825
  Accrued compensation and related liabilities .................................             23,728              28,611
  Deferred revenue .............................................................             58,560              45,979
  Income taxes payable .........................................................              3,044                 575
  Deferred income taxes ........................................................            120,482             366,112
  Other accrued liabilities ....................................................            124,820             229,739
                                                                                        -----------         -----------
          Total current liabilities ............................................            374,669             740,841
Long-term deferred income taxes ................................................                 --                 883
Long-term notes payable ........................................................             35,566              39,276
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.01 par value
    Authorized -- 3,000 shares total; 145 shares designated Series A; 200 shares designated Series B Junior Participating
    Issued and outstanding - none; none ........................................                 --                  --
  Common stock, $0.01 par value
    Authorized -- 250,000 shares
    Issued and outstanding - 59,320 and  61,108 shares, respectively ...........                593                 611

  Additional paid-in capital ...................................................          1,080,554           1,148,013
  Net unrealized gain on marketable securities .................................            181,071             552,413
  Cumulative translation adjustment and other ..................................              1,531              (2,521)
  Accumulated deficit ..........................................................           (175,388)           (134,721)
                                                                                        -----------         -----------
          Total stockholders' equity ...........................................          1,088,361           1,563,795
                                                                                        -----------         -----------
Total liabilities and stockholders' equity .....................................        $ 1,498,596         $ 2,344,795
                                                                                        ===========         ===========

(1) Includes $4.4 million and $1.3 million due from Checkfree and $3.4 million and $4.0 million due from Excite at July 31, 1998 and January 31, 1999, respectively (see Note 10).

(2) Includes balances due of $7.3 million and $6.1 million on a note receivable from Venture Finance Software Corp. at July 31, 1998 and January 31, 1999, respectively (see Note 10).


     See accompanying notes to condensed consolidated financial statements.

                                   INTUIT INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                     JANUARY 31,                         JANUARY 31,
                                                               1998              1999              1998              1999
                                                             --------          --------          --------          --------
(In thousands, except per share amounts; unaudited)

Net revenue(1) .......................................       $237,513          $345,951          $333,471          $457,919
Costs and expenses:
 Cost of goods sold:
    Product ..........................................         45,479            65,815            67,875           101,030
    Amortization of purchased software and other .....            650             1,897             1,353             3,701
 Customer service & technical support ................         37,511            39,932            65,432            69,755
 Selling & marketing .................................         46,990            62,544            78,939           107,636
 Research & development ..............................         26,634            36,353            52,778            70,021
 General & administrative ............................          9,698            12,801            18,207            26,268
 Amortization of goodwill and purchased intangibles...          4,920            20,962             8,861            41,932
                                                             --------          --------          --------          --------
          Total costs & expenses .....................        171,882           240,304           293,445           420,343
                                                             --------          --------          --------          --------
          Income from operations .....................         65,631           105,647            40,026            37,576

Interest and other income and expense, net ...........          2,241             3,950             4,271             7,298
Realized gain on sale of marketable securities .......             --            10,088                --            10,088
Gain on disposal of business .........................             --                --             4,321                --
                                                             --------          --------          --------          --------
Income from continuing operations before income tax...         67,872           119,685            48,618            54,962
Income tax provision .................................         26,028            29,828            19,533            14,295
                                                             --------          --------          --------          --------
Net income ...........................................       $ 41,844          $ 89,857          $ 29,085          $ 40,667
                                                             ========          ========          ========          ========

Basic net income per share ...........................       $   0.88          $   1.49          $   0.61          $   0.68
                                                             ========          ========          ========          ========
Shares used in per share amounts .....................         47,560            60,262            47,322            59,837
                                                             ========          ========          ========          ========

Diluted net income per share .........................       $   0.85          $   1.42          $   0.59          $   0.65
                                                             ========          ========          ========          ========
Shares used in per share amounts .....................         49,438            63,350            48,929            62,379
                                                             ========          ========          ========          ========


(1) Includes $1.0 million and $11.8 million of revenue from Checkfree for the three and six months ended January 31, 1998 and $1.3 million and $2.4 million of revenue for the three and six months ended January 31, 1999, respectively. Includes $2.0 million and $3.7 million of revenue from Excite for the three and six months ended January 31, 1998 and $8.1 million and $12.1 million of revenue for the three and six months ended January 31, 1999, respectively (see Note 10).



     See accompanying notes to condensed consolidated financial statements.

                                   INTUIT INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS



                                                                               SIX MONTHS ENDED
                                                                                  JANUARY 31,
                                                                            1998                1999
                                                                         ---------           ---------
(In thousands; unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .....................................................       $  29,085           $  40,667
  Adjustments to reconcile net income to net cash used in
     operating activities:
       Gain on disposal of business, net of tax ..................          (1,621)                 --
       Gain on sale of facility ..................................          (1,501)                 --
       Amortization of goodwill and other purchased intangibles...           9,466              45,633
       Depreciation ..............................................          14,969              16,801
       Realized gain on sale of marketable securities ............              --             (10,088)
       Changes in assets and liabilities:
          Accounts receivable ....................................        (128,087)           (181,859)
          Inventories ............................................          (2,291)             (2,170)
          Prepaid expenses .......................................          (1,262)            (15,817)
          Deferred income tax assets and liabilities .............            (290)             (1,048)
          Accounts payable .......................................          23,847              25,790
          Accrued compensation and related liabilities ...........          (1,727)              4,883
          Deferred revenue .......................................          15,907             (12,581)
          Accrued acquisition liabilities ........................         (31,476)            (19,181)
          Other accrued liabilities ..............................          78,261             128,711
          Income taxes payable ...................................          16,314              25,404
                                                                         ---------           ---------
            Net cash provided by operating activities ............          19,594              45,145
                                                                         ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of facility .................................           9,025                  --
  Proceeds from sale of marketable securities ....................              --              17,356
  Purchase of property and equipment .............................         (23,506)            (24,933)
  Proceeds from business sold ....................................          26,350                  --
  (Increase) decrease in other assets ............................           2,398              (7,262)
  Purchase of short-term investments .............................         (89,057)           (145,086)
  Purchase of long-term investments ..............................          (2,000)               (474)
  Liquidation and maturity of short-term investments .............         106,470             100,547
                                                                         ---------           ---------
            Net cash provided by (used in) investing activities...          29,680             (59,852)
                                                                         ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on long-term debt ...........................          (3,797)                 --
  Net proceeds from issuance of common stock .....................          13,275              39,604
                                                                         ---------           ---------
            Net cash provided by financing activities ............           9,478              39,604
                                                                         ---------           ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS ........................          58,752              24,897
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .................          46,780             138,133
                                                                         ---------           ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .......................       $ 105,532           $ 163,030
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

Basis of Presentation

Intuit has prepared the accompanying unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles for interim financial statements. We have included all adjustments considered necessary to give a fair presentation of our operating results for the periods shown. Results for the six months ended January 31, 1999 do not necessarily indicate the results to be expected for the fiscal year ending July 31, 1999 or any other future period. The July 31, 1998 balance sheet was derived from audited financial statements but does not include all disclosures required for audited financial statements by generally accepted accounting principles. These statements and accompanying notes should be read together with the audited consolidated financial statements for the fiscal year ended July 31, 1998 included in Intuit's Form 10-K filed with the Securities and Exchange Commission.

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

We recognize revenue from Internet products and services when that revenue is "earned" based on the nature of the particular product or service. For Internet products and services that are provided over a period of time, revenue is recognized pro rata based on the passage of the contractual time period during which the product or service is to be provided or in accordance with agreed upon performance criteria. However, where the Internet product or service is to be provided or delivered at one point in time, revenue is recognized immediately upon delivery of the product or completion of the service, rather than over time. For example, we earn advertising revenues from third parties that advertise on certain of our websites and contract to run such advertisements for a particular period of time. In that case, the associated advertising revenue is recognized ratably over the contractual time period during which the advertising is to be placed. By contrast, for on-line transactions for which we receive a payment (such as the sale of insurance through our InsureMarket website), revenue is recognized upon completion of the transaction, assuming there are no remaining obligations on our part.

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

Intuit also offers several plans under which customers are charged for technical support assistance. Fees charged for these plans are collected in advance and are recognized as revenue over a period of time (generally one year) at a rate that is based on historical call volumes for support, which approximates when these services are performed. Costs incurred for fee for support plans are included in cost of goods sold.

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

The following schedule summarizes the estimated fair value of our cash, cash equivalents and short-term investments:


                                                    JULY 31,           JANUARY 31,
                                                      1998                1999
                                                    --------           -----------
(In thousands)                                                         (Unaudited)
Cash and cash equivalents:
  Cash .................................            $ 22,382            $ 40,860
  Money market funds ...................               6,972              88,828
  Corporate notes ......................                  --              12,000
  Commercial paper .....................                  --              10,042
  Municipal bonds ......................              81,927              11,300
  U.S. Government securities ...........              26,852                  --
                                                    --------            --------
                                                    $138,133            $163,030
                                                    ========            ========


                                                   JULY 31,          JANUARY 31,
                                                     1998                1999
                                                  ---------          -----------
(In thousands)                                                       (Unaudited)
Short-term investments:
  Certificates of deposit ..............          $   5,043           $   5,041
  Corporate notes ......................              2,000              21,235
  Municipal bonds ......................            256,297             291,478
  U.S. Government securities ...........              9,875                  --
  Restricted short-term investments ....            (28,516)            (35,454)
                                                  ---------           ---------
                                                  $ 244,699           $ 282,300
                                                  =========           =========


The estimated fair value of cash equivalents and short-term investments classified by date of maturity is as follows:


                                                   JULY 31,          JANUARY 31,
                                                     1998                1999
                                                  ---------          -----------
 (In thousands)                                                      (Unaudited)
Due within one year ....................          $ 225,241           $ 318,984
Due within two years ...................            159,324             111,436
Due within three years .................              4,401               9,504
Restricted short-term investments ......            (28,516)            (35,454)
                                                  ---------           ---------
                                                  $ 360,450           $ 404,470
                                                  =========           =========

For information about our restricted investments, see Note 7. Realized gains and losses from sales of each type of security were immaterial for all periods presented.

Marketable Securities

Our marketable securities are carried at fair value and include unrealized gains and losses, net of tax, in stockholders' equity. We held the following marketable securities at July 31, 1998 and January 31, 1999:


                                                                      GROSS UNREALIZED
                                                                   ------------------------
                                                     COST            GAIN            LOSS          FAIR VALUE
                                                   --------        --------        --------        ----------
JULY 31, 1998
(In thousands)

Checkfree Corporation common stock ........        $156,350        $106,000        $     --        $262,350
Excite, Inc. common stock .................          39,150         187,050              --         226,200
Verisign, Inc. common stock ...............           2,000           5,750              --           7,750
Concentric Network Corporation common stock              --           2,985              --           2,985
                                                   --------        --------        --------        --------
                                                   $197,500        $301,785        $     --        $499,285
                                                   ========        ========        ========        ========


                                                                            GROSS UNREALIZED
                                                                      ----------------------------
                                                       COST              GAIN              LOSS           FAIR VALUE
                                                    ----------        ----------        ----------        ----------
JANUARY 31, 1999
(In thousands; unaudited)

Checkfree Corporation common stock .........        $  150,081        $  262,007        $       --        $  412,088
Excite, Inc. common stock ..................            39,150           648,150                --           687,300
Verisign, Inc. common stock ................             1,000            10,531                --            11,531
                                                    ----------        ----------        ----------        ----------
                                                    $  190,231        $  920,688        $       --        $1,110,919
                                                    ==========        ==========        ==========        ==========


We acquired the marketable securities described above in connection with the establishment of ongoing strategic business relationships with the companies in question, and, in the case of the Checkfree shares, as the purchase price for a subsidiary we sold to Checkfree in January 1997.

We account for the investment in Checkfree Corporation ("Checkfree") as an available-for-sale equity security, which accordingly is carried at market value. Checkfree common stock is quoted on the Nasdaq Stock Market under the symbol CKFR. The closing price of Checkfree common stock at January 31, 1999 was $40.50 per share. At January 31, 1999, we held 10,175,000 shares, or approximately 19.9%, of Checkfree's outstanding common stock.

During the second fiscal quarter, we sold 425,000 shares of Checkfree, 125,000 shares of Verisign, and 127,040 shares of Concentric Network Corporation. In connection with these sales we recognized realized gains of $1.1 million, $5.4 million and $3.6 million respectively.

In June 1997, we purchased 5.8 million shares (as adjusted for a two-for-one stock split) of common stock of Excite, Inc. ("Excite"). At the same time, we entered into an agreement with Excite that provides for the joint development, promotion and distribution of an online financial channel. Excite's common stock is quoted on the Nasdaq Stock Market under the symbol XCIT. The closing price of Excite common stock at January 31, 1999 was $118.50 per share. On January 19, 1999, Excite and At Home Corporation announced a proposed merger in which At Home would acquire all of the outstanding stock of Excite. Intuit entered into a Voting Agreement with At Home (the "Voting Agreement") in which we agreed to vote our Excite shares in favor of the proposed merger and to not transfer our Excite shares unless the transferee agrees to be bound by the terms of the Voting Agreement. In February 1999, we sold 450,000 shares of Excite common stock and made a financial investment decision to dispose of the remaining Excite shares over time, as appropriate opportunities become available. In March 1999, we entered into a forward sale arrangement with respect to an additional 4,350,000 shares. See Note 11 for more information about these transactions.

Checkfree, Excite and Verisign are high technology companies whose stocks are subject to substantial volatility. Accordingly, it is possible that the market price of one or more of these companies' stocks could decline substantially and quickly, which could result in a material reduction in the carrying value of these assets.

Goodwill and Purchased Intangible Assets

We record goodwill when the cost of net assets we acquire exceeds their fair value. Goodwill is amortized on a straight-line basis over periods ranging from 3 to 5 years. The cost of identified intangibles is generally amortized on a straight-line basis over periods ranging from 1 to 10 years. We regularly perform reviews to determine if the carrying value of assets is impaired. The reviews look for the existence of facts or circumstances, either internal or external, which indicate that the carrying value of the asset cannot be recovered. No such impairment has been indicated to date. If, in the future, management determines the existence of impairment indicators, we would use undiscounted cash flows to initially determine whether impairment should be recognized. If necessary, we would perform a subsequent calculation to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets. If quoted market prices for the assets are not available, the fair value would be calculated using the present value of estimated expected future cash flows. The cash flow calculations would be based on management's best estimates, using appropriate assumptions and projections at the time.

Goodwill and purchased intangible assets consisted of the following:

                                      LIFE IN                         NET BALANCE AT
                                       YEARS       JULY 31, 1998     JANUARY 31, 1999
                                       ------       -----------       --------------
(In thousands)                                                         (Unaudited)
Goodwill .....................          3-5           $285,793          $255,227
Customer lists ...............          3-5             53,517            47,498
Covenant not to compete ......          3-5              2,211             1,678
Purchased technology .........          1-5             18,763            15,702
Assembled workforce ..........          2-5              5,596             4,406
Trade names and logos ........          1-10             5,710             4,709


Balances presented above are net of total accumulated amortization of $103.6 million and $154.2 million at July 31, 1998 and January 31, 1999, respectively.

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

We are also subject to risks related to our significant balances of short-term investments, marketable securities and trade accounts receivable. At January 31, 1999, we held shares of Checkfree common stock representing approximately 19.9% of Checkfree's outstanding common stock. We also held approximately 11% of Excite's outstanding common stock as of January 31, 1999. Our ability to dispose of these securities is limited by trading volume and other legal and contractual restrictions. If there is a permanent decline in the value of these securities below cost, we will need to report this decline in our statement of operations. See "Marketable Securities," above in Note 1 for a discussion of risks associated with our marketable securities. See Note 11 for information regarding subsequent dispositions of certain shares of Excite common stock. Our remaining portfolio is diversified and consists primarily of short-term investment-grade securities.

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

Change in Estimate of Goodwill Amortization

Our statements of operations reflect a change in estimate for the amortization life of remaining goodwill related to the June 1998 acquisition of Lacerte from three years to five years, commencing with the first quarter of fiscal 1999. The change resulted in a $19.0 million decrease in amortization expense and an increase in net income by approximately $14.5 million, or $0.24 per share, for the six months ended January 31, 1999 but will result in continuing amortization expenses (with a corresponding decrease in net income) during fiscal 2002 and 2003.

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

The components of comprehensive net income, net of tax, are as follows:

                                                        SIX MONTHS ENDED JANUARY 31,
                                                        ----------------------------
                                                          1998                1999
                                                        ---------          ---------
   (In thousands; unaudited)

   Net income ................................          $  29,085          $  40,667
   Unrealized gain on marketable securities ..             97,261            371,342
   Change in cumulative translation adjustment                875             (4,052)
                                                        ---------          ---------

   Comprehensive net income ..................          $ 127,221          $ 407,957
                                                        =========          =========

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

The acquisition of Lacerte was treated as a purchase for accounting purposes. We allocated approximately $358.2 million of the purchase price to identified intangible assets and goodwill. These assets are being amortized over periods of two to five years. We also expensed approximately $53.8 million of in-process research and development in the quarter ended July 31, 1998. The following table shows pro forma net revenue, net income and diluted net income per share of Intuit and Lacerte as if we had acquired Lacerte at the beginning of fiscal 1998, excluding the impact of the one-time charge for in-process research and development:


                                                                          SIX MONTHS
                                                                     ENDED JANUARY 31, 1998
                                                                   --------------------------
                                                                                        AS
                                                                   PRO FORMA        REPORTED
                                                                   ---------        --------
   (In thousands, except per share data; unaudited)
   Net revenue ..........................................          $381,183         $333,471
   Net income ...........................................            19,006           29,085
   Diluted net income per share .........................          $   0.32         $   0.59

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

6. OTHER ACCRUED LIABILITIES


                                                       JULY 31,        JANUARY 31,
                                                         1998             1999
                                                      ----------       -----------
   (In thousands)                                                      (Unaudited)
   Reserve for returns and exchanges ..........       $ 60,343          $110,835
   Acquisition and disposition related items...         19,181            10,928
   Rebates ....................................         16,870            49,061
   Post-contract customer support .............          4,433            10,758
   Other accruals .............................         23,993            48,157
                                                      --------          --------
                                                      $124,820          $229,739
                                                      ========          ========

7. NOTES PAYABLE AND COMMITMENTS

In March 1997, our Japanese subsidiary, Intuit KK, entered into a three-year loan agreement with Japanese banks for approximately $30.3 million used to fund its acquisition of Nihon Micom. The loan is denominated in Japanese yen and is therefore subject to foreign currency fluctuations when translated to U.S. dollars for reporting purposes. The interest rate is variable based on the Tokyo inter-bank offered rate or the short-term prime rate offered in Japan. At January 31, 1999, the rate was approximately 1.0%. The fair value of the loan approximates cost as the interest rate on the borrowings is adjusted periodically to reflect market rates (which are currently significantly lower in Japan than in the United States). We have guaranteed the loan and pledged approximately $35.5 million, or 110% of the loan balance, of short-term investments to be restricted as security for the borrowings at January 31, 1999. We are obligated to pay interest only until March 2000.

8. INCOME TAXES

Intuit computes the provision (benefit) for income taxes by applying the estimated annual effective tax rate to recurring operations and other taxable items. Our effective tax rate differs from the federal statutory rate primarily because of tax credits, tax exempt interest income, state taxes and certain foreign losses.

9. LITIGATION

Intuit is currently a defendant in the following two consolidated class action lawsuits alleging that certain of its Quicken products have on-line banking functions that are not Year 2000 compliant: (1) In re Intuit Inc. Year 2000 California Litigation (consolidated in Santa Clara County, California Superior Court from Alan Issokson v. Intuit Inc. (filed April 29, 1998 in the Santa Clara County, California Superior Court); Joseph Rubin v. Intuit Inc. (filed May 27, 1998 in the Santa Clara County, California Superior Court); Donald Colbourn v. Intuit Inc. (filed June 4, 1998 in the San Mateo County, California Superior Court)); and (2) In re Intuit Inc. Year 2000 Litigation (consolidated in the New York Supreme Court, New York County from Rocco Chilelli v. Intuit Inc. (filed May 13, 1998 in the New York Supreme Court, Nassau County); Glenn Faegenburg v. Intuit Inc. (filed May 27, 1998 in the New York Supreme Court, New York County); and Jerald M. Stein v. Intuit Inc. (filed June 23, 1998 in the New York Supreme Court, New York County)). The lawsuits are substantively very similar. The lawsuits assert breach of implied warranty claims, violations of federal and/or state consumer protection laws, and violations of various state business practices laws, and the plaintiffs seek compensatory damages, disgorgement of profits, and (in certain cases) attorneys' fees. See MD&A, page 23, for a discussion of Intuit's status and plans with respect to Year 2000 compliance.

On June 23, 1998, Intuit filed a demurrer in the Issokson complaint. In August 1998, our motion was granted but the plaintiff was provided an opportunity to amend the complaint to allege injury. Issokson, Rubin and Colbourn filed a consolidated amended complaint on October 9, 1998. Intuit filed a demurrer to the amended complaint on November 9, 1998. The court sustained Intuit's demurrer on January 27, 1999, dismissing the contract and fraud claims with prejudice and granting a leave to amend on plaintiffs' injunction and unfair business practices claim. On February 26, 1999, Issokson, Rubin and Colbourn filed a Second Amended Complaint alleging that Intuit has engaged in unfair business practices and seeking injunctive and equitable relief. We believe we have good and valid defenses to the claims asserted, and we intend to vigorously defend against the lawsuit.

We have also filed motions to dismiss in the New York actions and on December 1, 1998, the court granted our motion to dismiss all the New York actions with prejudice. Plaintiffs have filed a Notice of Appeal.

On March 3, 1999, Intuit filed a complaint against Checkfree Corporation in the Santa Clara County, California Superior Court, seeking damages and injunctive relief. The complaint alleges that Checkfree is not complying with the terms of its April 1998 bill presentment agreement with Intuit, in which Checkfree agreed to support web-based bill presentment products offered through Intuit with its processing services, and not to offer web-based bill presentment products of its own except through Intuit in certain distribution channels. Intuit owns 19.9% of Checkfree's outstanding Common Stock (see Note 1).

We are subject to other legal proceedings and claims that arise in the normal course of our business. We currently believe that the ultimate amount of liability, if any, for any pending actions (either alone or combined) will not materially affect our financial position, results of operations or liquidity. However, the ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact. Regardless of outcome, litigation can have an adverse impact on Intuit because of defense costs, diversion of management resources and other factors.

10. RELATED PARTY TRANSACTIONS

We held approximately 11% of Excite's outstanding common stock as of January 31, 1999. We reported revenue from Excite for shared advertising activities of $2.0 million and $3.7 million for the three and six months ended

January 31, 1998 and $8.1 million and $12.1 million for the three and six months ended January 31, 1999, respectively. We held a receivable due from Excite for $3.4 million and $4.0 million at July 31, 1998 and January 31, 1999, respectively.

As of January 31, 1999, we held approximately 19.9% of Checkfree's outstanding common stock. In exchange for providing connectivity between Checkfree's bill payment processing service and our Quicken products, we reported revenues of $1.0 million and $11.8 million from Checkfree for the three and six months ended January 31, 1998 and $1.3 million and $2.4 million for the three and six months ended January 31, 1999, respectively. The revenue from Checkfree for the six months ended January 31, 1998 includes a royalty payment of $10 million received in October 1997. We held a receivable due from Checkfree for $4.4 million and $1.3 million at July 31, 1998 and January 31, 1999, respectively. In March 1999, we filed a lawsuit against Checkfree alleging a breach of an agreement between Intuit and Checkfree related to bill presentment services (see Note 9).

As of January 31, 1999, we held a 49% equity interest in Venture Finance Software Corporation (VFSC). We have entered into an agreement with VFSC to provide them with services related to on-going development of Web-oriented finance products. We held a note receivable from VFSC with outstanding balances of $7.3 million and $6.1 million at July 31, 1998 and January 31, 1999, respectively, representing amounts due to us from VFSC for development and administrative services we provided to VFSC.

11. SUBSEQUENT EVENTS

In February 1999, we sold 450,000 shares of our Excite Common Stock at an average price of $94.13 per share (net of brokers' commissions), generating proceeds of $42.4 million. As a result of this sale, we will record a pre-tax realized gain on the sale of marketable securities of approximately $36.3 million in our fiscal third quarter. In February 1999, we also made a financial investment decision to dispose of the remaining Excite shares over time, as appropriate opportunities become available. Consistent with this decision, effective March 11, 1999, Intuit and Credit Suisse Financial Products ("CSFP") entered into a term sheet outlining the terms of a forward sale arrangement with respect to 4,350,000 shares of Excite's Common Stock (the "Term Sheet"). If the transactions contemplated by the Term Sheet are completed, Intuit will deliver the 4,350,000 shares to CSFP after the restrictions imposed by the Voting Agreement have terminated, and in any event on or before September 30, 1999 (the "Settlement Date"). On the Settlement Date, CSFP will pay Intuit for the 4,350,000 shares, with the price equal to the proceeds from prior sales by CSFP of the same number of shares of Excite's Common Stock, less a negotiated fee. The Term Sheet contemplates that the parties will enter into definitive agreements with respect to the forward sale (including a Securities Contract and Pledge Agreement), and that Intuit will deposit 4,350,000 shares of Excite Common Stock into a collateral account and enter into the Pledge Agreement to secure its obligations under the forward sale arrangement.

On March 2, 1999, we announced that we had reached a definitive agreement to acquire Computing Resources, Inc. ("CRI"), a Reno, Nevada-based provider of payroll services. Since October 1998, Intuit has been offering payroll services through CRI to its QuickBooks small business customers. These payroll services include payroll tax filing, tax deposit services and direct deposit of employee wage payments. CRI is one of the country's largest payroll services companies and a leader in providing payroll services to small businesses. Under the terms of the agreement, Intuit will acquire the privately-held CRI for approximately $200 million, consisting of $100 million in cash and $25 million of Intuit stock to be paid at the closing, and $75 million in cash to be paid in three annual installments of $25 million each. The acquisition, which has been approved by the boards of directors of both companies and the shareholders of CRI, is subject to regulatory approval and other closing conditions, including the expiration or waiver of certain rights of refusal. The acquisition is expected to close in the second calendar quarter of 1999.

In March 1999, we filed a lawsuit against Checkfree alleging a breach of an agreement between Intuit and Checkfree related to bill presentment services (see Note 9).

--------------------------------------------------------------------------------
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


CAUTIONS ABOUT FORWARD LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements about events and circumstances that have not yet occurred. For example, statements including terms such as we "expect" or "anticipate" are forward-looking statements. Investors should be aware that our actual results may differ materially from Intuit's expressed expectations because of risks and uncertainties about the future. We will not necessarily update the information in this Form 10-Q if and when any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect our future results and performance include, but are not limited to, the following: intense competition and pricing pressures, particularly in the personal tax software market; potentially slower market growth rates in the small business area and our ability to leverage our existing small business customer base to take advantage of any market growth; whether our general strategy with respect to the Internet and Internet-based businesses and our implementation of that strategy will correctly anticipate key trends in the Internet environment; our ability to adapt and expand our product, service and content offerings for the Internet environment; our ability to operationally support and manage these new businesses; the success of our business relationships with Excite, AOL, and others in continuing to increase traffic to Quicken.com; the possible impact on our relationship with Excite of Excite's proposed merger with At Home; the potential impact on our business of our lawsuit against Checkfree Corporation; the costs of implementing our Internet strategy; the uncertainty as to the timing and amount of future Internet-related revenue and profits; the timing of availability for future products and services, including wider availability for our online payroll service; our ability to attract and retain payroll service customers; market growth, sales and upgrade rates for our QuickBooks multi-user product; the value and size of our equity investments in other companies, including Checkfree Corporation and Excite, Inc.; our ability to achieve Year 2000 readiness in our business operations, our products and our dealings with significant third parties, such as key suppliers and customers; the expected impact of our recent acquisitions of Lacerte Software Corporation and Lacerte Educational Services Corporation; the effect or our recently announced proposed acquisition of Computing Resources, Inc., and our efforts, if that acquisition is consummated, to manage a new line of business; the impact of acquisitions generally; our relationships with retailers and other issues with respect to our distribution channels; results for our international operations; and risks associated with regulated businesses such as insurance and mortgage lending. Additional information about factors that could affect future results and events is included elsewhere in this Form 10-Q, in our fiscal 1998 Form 10-K and our Form 10-Q for the first quarter of fiscal 1999, and in other reports filed with the Securities and Exchange Commission.

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

While desktop software and related products and services now provide most of our revenue, our Internet commerce revenue is growing rapidly. The Internet is a pervasive force that has fundamentally changed the way we do business. It is becoming increasingly important to all of our business divisions, both as the platform for new products and services, and as an incremental, cost-effective distribution channel. For example, the Internet is the foundation for our insurance and mortgage marketspaces, the online payroll service for small businesses that we recently introduced through our QuickBooks product and our Quicken Store website, where customers can purchase and download desktop software products and obtain customer service. We also use the Internet to host our technical support website where we can quickly and cost-effectively provide patches for product bugs and provide customers with answers to frequently asked questions.

We use the term "Internet commerce" to refer to all of our Internet-based business activities. Internet commerce has two components: Internet products and electronic distribution. Internet products include activities in which the customer realizes the value of the goods or services directly on the Internet or an Intuit server. Internet product revenues include, for example, advertising revenues generated on our Quicken.com website, online tax preparation and electronic filing revenues, on-line payroll service revenues and transaction and processing fees from our online insurance and online mortgage marketspaces. Electronic distribution activities include the electronic ordering and/or electronic delivery of traditional desktop software products and financial supplies through the Internet.

While we have made significant progress in our Internet commerce activities, investors should be aware that initial success achieved in these areas will not necessarily result in improved financial results. We believe that the dramatic growth of the Internet will give us significant opportunities to grow our revenue over the next several years. However, revenue from Internet commerce was only approximately 10% of total revenue during the second quarter of fiscal 1999 (approximately 5% for Internet products and 5% for electronic distribution). It should be noted that these percentages do not necessarily indicate the amount of Internet commerce revenues we will experience for the full fiscal year. Internet revenues are not reported separately in our financial statements; instead each of our business divisions reports Internet commerce revenues that are specific to its operations and are included in its results.

Our business is highly seasonal. Sales of tax products are heavily concentrated from November through March. Sales of consumer finance and small business products are typically strongest during the year-end holiday buying season, and therefore our major product launches usually occur in the fall to take advantage of this customer buying pattern. These seasonal patterns mean that revenue is usually strongest during the quarters ending January 31 and April 30. We experience lower revenues for the quarters ending July 31 and October 31, while our operating expenses to develop and manage products and services continue to be incurred during these periods. This can result in significant operating losses, particularly in the July 31 and October 31 quarters when our revenues are lower. The seasonality of our revenue patterns has been further intensified by our June 1998 acquisition of Lacerte, a professional tax software company. Operating results can also fluctuate for other reasons, such as changes in product release dates, non-recurring events such as acquisitions and dispositions, and product price cuts in quarters that have relatively high fixed expenses. Acquisitions and dispositions in particular can have a significant impact on the comparability of both our quarterly and yearly results.

RESULTS OF OPERATIONS

Set forth below are certain consolidated statements of operations data for the three and six-month periods ended January 31, 1998 and 1999. Investors should note that results for the three and six-month periods ended January 31, 1999 include activity for our Lacerte subsidiary, which was acquired in June 1998. The corresponding year ago periods do not include results for Lacerte.

Since the business of selling software and related services is considerably different from our supplies business, we break them out separately for financial reporting purposes. The following revenue discussion is categorized by our business divisions, which is how we examine results internally. Our domestic supplies business is considered a part of our small business division while the international supplies business is considered part of our international division.

NET REVENUE


                                                    Three Months Ended January 31,          Six Months Ended January 31,
   (Dollars in millions; unaudited)                  1998      Change     1999               1998      Change      1999
                                                    ------     ------     ------            ------     ------     ------
   Software .......................                 $211.2        50%       $316.4          $285.3      42%       $404.7
   % of revenue ...................                     89%                     91%            86%                   88%

   Supplies .......................                 $ 26.3        13%       $ 29.6          $ 48.2      10%       $ 53.2
   % of revenue ...................                     11%                      9%            14%                   12%

   Total ..........................                 $237.5        46%       $346.0          $333.5      37%       $457.9

Small Business Division. Small business division revenues come primarily from the following sources:

     -    QuickBooks product line
     -    Supplies products (including checks, envelopes and invoices)
     -    Tax table services
     -    Support fees charges to customers for telephone assistance
     -    Payroll processing fees

Overall, revenue for the division was up 48% and 34% for the three and six-month periods ended January 31, 1999, respectively, compared to the same periods a year ago. The increases were a result of the timing of recent QuickBooks releases that occurred in June 1998 (version 6.0) and December 1998 (QuickBooks '99). Prior to these releases, we had not launched a new version of QuickBooks since December 1996 (version 5.0). As a result, the current three and six-month periods compare favorably to the same periods of the prior year, which did not realize the benefit of a recent QuickBooks product launch. These increases were also driven by higher average selling prices for our QuickBooks product line due primarily to a more favorable sales mix toward higher priced products with greater functionality.

Domestic supplies revenues, which are part of the small business division, grew by 13% and 11% for the three and six-month periods ended January 31, 1999, respectively, as a result of our increasing customer base of small business owners who use QuickBooks and Quicken to run their small businesses. Our supplies business is a more consistent source of recurring revenue than our software business, and is derived primarily from our existing customer base. Though they are a smaller component of Small Business Division revenues, tax tables service revenue and fees charged for telephone support also grew substantially in the three and six months ended January 31, 1999 compared to the same periods of the prior year.

In October 1998, we introduced our new payroll processing service. The service is offered through our QuickBooks products (version 6.0 and QuickBooks '99) and handles all aspects of payroll processing, including calculation and electronic depositing of federal and state payroll tax withholdings, electronic direct deposit of paychecks, preparation and filing of quarterly and annual payroll tax returns and creation of employee W-2 forms. While payroll processing provides us with a significant opportunity to generate revenues, it also introduces new risks.

On March 3, 1999 we entered into an agreement to acquire Computing Resources, Inc. ("CRI"), the company that has been the payroll processing service provider for this new business since October 1998 (see Note 11). This acquisition, which is subject to regulatory approval and other closing conditions (including waiver of a right of first refusal), will result in significant acquisition related costs, as well as business integration challenges common in all acquisitions. If we are unable to provide accurate and timely payroll information, cash deposits or tax return filings, that failure could be costly to correct and may have a significant negative impact on our ability to attract and retain customers, who we believe will have a low tolerance for payroll processing errors. In addition, we expect this service to be unprofitable in its initial stages until we are able to accumulate a large number of subscribers from our

QuickBooks customer base to offset the fixed costs of providing the payroll service. We are managing the new customer activation process at a measured rate in order to insure high quality service levels and to minimize the impact of any potential service disruptions during the initial phases of the service. Though initial customer reaction to this service has been positive, it has not been a significant contributor to our financial performance in fiscal 1999, and there is no assurance that it will be widely accepted. If subscriptions to this service don't meet expectations, future operating results could suffer.

Tax Division.  Tax division revenues come primarily from the following sources:

     -    TurboTax and MacInTax personal tax preparation products
     - Professional tax preparation products (ProSeries and Lacerte product lines)
     -    Electronic tax return preparation and filing fees

Overall, tax division revenues for the three and six months ended January 31, 1999 grew 67% and 76% respectively, compared to the same periods last year. Fiscal 1999 includes operating results for our Lacerte subsidiary which was acquired in June 1998. Excluding Lacerte from our fiscal 1999 results, tax division revenues would have increased by 25% and 31% over the same periods. This growth was driven by our TurboTax product line which experienced higher unit sales due in part to a growing market for tax-preparation software because an increasing number of taxpayers have access to personal computers. The year-over-year revenue increase was also due to the fact that most of our TurboTax state tax products were released in January (second quarter) this year, but in February (third quarter) of fiscal 1998. TurboTax unit sales growth was partially offset by lower average selling prices in response to increased price competition, primarily from H&R Block's aggressively priced TaxCut product.

We also experienced higher revenues from Web TurboTax (our web-based tax preparation product) and electronic filing fees compared to last year as an increasing number of customers gain Internet access and become more accustomed to processing transactions on-line. In the past we have not experienced any significant technical problems with Web TurboTax or electronic filing. However, the risk of such problems increases with increased demand for these services. During January and February 1999, we experienced higher than expected demand for Web TurboTax, and as the tax filing deadline nears, we expect to experience a dramatic incremental increase in demand. We have increased our capacity in anticipation of this increased demand and have developed a contingency plan to provide additional capacity if necessary. However, the exact level of demand is very difficult to predict, and we could experience significant financial and public relations consequences if our capacity to handle Web TurboTax customers is insufficient during the peak filing period, or if the service is unavailable for other reasons such as technical difficulties at our data center. We expect that the demand for electronic filing will also increase dramatically as the tax filing deadline approaches. We experienced an interruption in electronic filing service in February, which was not material because it was fairly early in the tax season. Although we believe we have addressed the issues that caused that service outage, a similar interruption in service during the peak tax filing period could cause significant financial and public relations consequences.

While we believe our new TurboTax product line is selling well through retail channels, it's too early to predict results for the entire tax season. We expect our reserves for returned products will be adequate to cover retailers' returns of unsold products during the next two quarters, though higher than expected returns could have a negative impact on revenue for the season. As the end of the tax season nears, it is possible that TaxCut will further reduce the sales price of its products. If this occurs, our TurboTax product sales could suffer and/or we might need to reduce our prices to remain competitive. Though Microsoft Corporation did not release a competing product for this tax season, we expect them to enter the tax preparation software market next year. If Microsoft enters the market, their superior financial resources and strong presence in retail distribution channels could result in an increasingly competitive environment next tax season and beyond. If the average selling price of our tax products were to decrease, or if we were to lose significant market share as a result of increased future competition, our operating results would suffer.

Excluding Lacerte from our fiscal 1999 operating results, our professional tax (ProSeries) product sales increased by 10% for the three and six months ended January 31, 1999 compared to the same periods last year. This growth was primarily because we have been successful in retaining our customers from prior years and in many cases have upgraded them to higher priced products. Revenue from Lacerte products also grew compared to last year (though Lacerte's prior year revenues are not reported in our operating results) due to a high customer retention rate.

Consumer Finance Division. Consumer finance division revenues come primarily from the following sources:

     -    Quicken product line
     - Advertising and sponsorship fees from the consumer areas of our Quicken.com website
     - Implementation, marketing and transaction fees from financial institutions (including marketspace participants) providing services through Quicken and Quicken.com

Overall, consumer finance division revenues were up 6% and 5% for the three and six-month periods ended January 31, 1999 compared to the same periods a year ago. Excluding the impact of a nonrecurring $10 million royalty fee from Checkfree in the first quarter of fiscal 1998, revenue growth would have been 18% for the six months ended January 31, 1999. Quicken sales were down slightly for the three months ended January 31, 1999 compared to the same period in fiscal 1998, due primarily to the fact that the timing of product shipments into the retail channel were more concentrated in the second quarter of fiscal 1998 compared to fiscal 1999. For the six months ended January 31, 1999 Quicken sales were slightly higher compared to the same year-ago period due primarily to an approximately 5 week earlier release of Quicken this year and to a more favorable sales mix toward our higher-priced products. This was partially offset by increased rebate incentives offered to customers who purchase both Quicken and TurboTax products this year. While we expect Quicken sales to remain roughly flat for fiscal 1999, there is a risk that they will decline in future periods. In fiscal 1997, Quicken experienced over a 20% decline in revenues and there is no assurance that similar declines will not occur in the future. For example, sales could suffer if customers become less inclined to make upgrade purchases, if our competitors were to lower their prices or if the growth rate in the market for desktop personal finance software declines.

We have also experienced significant growth in consumer Internet-based revenues compared to the same quarter last year, primarily due to increased advertising, sponsorship and transaction-related revenue through Quicken.com and Quicken. Specifically, advertising revenue and transaction fees from our QuickenMortgage marketspace have grown relatively rapidly while fees from our InsureMarket marketspace have grown at a slower pace. Total page views more than tripled for the month of January 1999 compared to January 1998, though they can vary significantly from month to month. The rapid growth we've experienced in our Internet products and services has been generated in part by collaborating with third party online service and content providers such as Excite and AOL, which have helped to increase traffic to our Quicken.com website. The Excite agreement calls for us to share revenue generated from our Quicken.com site and the AOL agreement calls for us to make significant guaranteed payments to AOL over the term of the agreement.

While the Internet provides a significant opportunity for revenue growth, we have also made significant financial commitments to these and other third party providers and must continue to increase traffic and revenue in order to become profitable. If our website traffic and revenue expectations aren't met, there could be a significant negative impact on our operating results.

We currently expect the proposed merger between Excite and At Home (see Note 1) to have a neutral or positive impact on our business relationship with Excite because At Home is expected to offer increased opportunities for distribution of Excite's online financial content, which will benefit Intuit. However, it is possible that the merger could have a negative impact on our relationship with Excite.

International Division. International division revenues come primarily from the following sources:

     -    Japanese small business products
     -    German Quicken, QuickBooks and Tax products
     -    Canadian Quicken, QuickBooks and Tax products
     -    United Kingdom Quicken and QuickBooks products


In addition to the above, we also operate in smaller European, Asian and Latin American markets. Overall, international division revenues were down 3% and 5% for the three and six-month periods ended January 31, 1999, respectively, compared to the same periods last year. This decrease is largely the result of lower sales in Germany and the U.K. partially offset by increased sales in Canada. In Japan, our largest international subsidiary, sales were roughly flat. As part of our business strategy, we have refocused our product development in Europe towards small business products in selected larger markets. As a result, we expect to devote fewer resources to consumer finance and tax products and to smaller geographic markets. We also introduced our first release of QuickBooks in Japan in September 1998 in an effort to target a lower-priced market than our current small business products reach in Japan. Though we have increased our retail market share in Japan since the launch of QuickBooks, the overall market for small business products and services in Japan continues to suffer due primarily to poor economic conditions. While we expect that international revenues will be flat or slightly down for fiscal year 1999, there is a risk that they could be significantly lower if our strategic initiatives are not effective.

COST OF GOODS SOLD


                                                 Three Months Ended January 31,     Six Months Ended January 31,
   (Dollars in millions; unaudited)                1998     Change      1999         1998      Change      1999
                                                  ------    ------     ------       ------     ------     ------
   Product ..................................     $ 45.5      45%      $ 65.8       $ 67.9       49%      $101.0
   % of revenue .............................         19%                  19%          20%                   22%

   Amortization of purchased software & other     $  0.7     171%      $  1.9       $  1.4      164%      $  3.7
   % of revenue .............................          0%                   1%           1%                    1%

   Total ....................................     $ 46.2      47%      $ 67.7       $ 69.3       51%      $104.7
   % of revenue .............................         19%                  20%          21%                   23%

There are two components of cost of goods sold. The largest is the direct cost of manufacturing and shipping products, offering Internet-based products and services, providing our fee for support programs and offering our payroll service. The second component is the amortization of purchased software, which is the cost of products obtained through acquisition. Total cost of goods sold increased to 20% and 23% of revenue for the three and six months ended January 31, 1999 respectively, compared to 19% and 21% for the same periods of the prior year. This increase is primarily attributable to two factors. First, consistent with our growing Internet-based business, we are experiencing a significant increase in related hardware and infrastructure costs as we purchase equipment to increase our Internet capability. These costs are classified as cost of goods sold and, as a percentage of revenue, are significantly higher than the costs of goods sold for our traditional desktop software business. These infrastructure costs tend to result from the depreciation of capital assets which are generally expensed evenly over the estimated useful lives of the assets. As a result, cost of goods sold as a percentage of revenue may fluctuate significantly, particularly on a quarterly basis, as they become more fixed in nature and less connected to the direct cost of manufacturing and shipping software products. For example, although in a quarter with low revenues we will usually have a proportionately lower cost of goods sold because we ship fewer products, the cost of goods sold from our Internet infrastructure will not decrease proportionately and thus will inflate the cost of goods sold as a percentage of revenue for that quarter. Second, we have also experienced significant increases in our revenues from fee for support programs. The cost of goods sold associated with these programs is also larger as a percentage of revenue than cost of goods sold for our traditional desktop software business. Consequently, as revenues from our Internet-related businesses and fee for support programs become a larger portion of our overall revenue, our cost of goods sold as a percentage of revenue is likely to increase. These upward pressures on cost of goods sold were partially offset by a continuing shift of consumer preferences toward higher-priced deluxe products, which result in lower cost of goods sold as a percentage of their sales price. Due to expected growth in higher cost of goods sold businesses such as our Internet-based initiatives, fee for support programs and our online payroll service, we believe cost of goods sold as a percentage of revenue for fiscal 1999 will exceed what we experienced in fiscal 1998. If we experience errors in current or future products, there could be incremental increases in cost of goods sold that could adversely effect our operating results.

OPERATING EXPENSES

                                              Three Months Ended January 31,     Six Months Ended January 31,
   (Dollars in millions; unaudited)            1998      Change      1999        1998       Change      1999
                                              ------     ------     ------      ------      ------     ------
    Customer service & technical support      $ 37.5        6%      $ 39.9      $ 65.4         7%      $ 69.8
   % of revenue .........................         16%                   12%         20%                    15%

   Selling & marketing ..................     $ 47.0       33%      $ 62.5      $ 78.9        36%      $107.6
   % of revenue .........................         20%                   18%         24%                    23%

   Research & development ...............     $ 26.6       37%      $ 36.4      $ 52.8        33%      $ 70.0
   % of revenue .........................         11%                   11%         16%                    15%

   General and administrative ...........     $  9.7       32%      $ 12.8      $ 18.2        44%      $ 26.3
   % of revenue .........................          4%                    4%          5%                     6%

   Other acquisition costs, including
   amortization of goodwill and purchased
   intangibles ..........................     $  4.9      329%      $ 21.0      $  8.9       371%      $ 41.9
    % of revenue ........................          2%                    6%          3%                     9%


Customer Service and Technical Support. Customer service and technical support expenses decreased to 12% and 15% of revenue for the three and six months ended January 31, 1999, respectively, compared to 16% and 20% for the same periods of the prior year. These improvements reflect the continuing benefit from cost reductions resulting from the restructuring and consolidation of our technical support facilities in the United States and Europe in the fourth quarter of fiscal 1997. We have also benefited from expanding our fee for support programs and our initiatives to provide customer service and technical support less expensively through websites and other electronic means. While we anticipate that service and support expenses will decrease as a percentage of revenue for fiscal 1999 compared to fiscal 1998, there is no assurance that they will remain at current rates for the remainder of the fiscal year. For instance, if we experience product errors, poor service levels or service outages for our web-based products, it may result in significant additional customer service and technical support expenses.

Selling and Marketing. Selling and marketing expenses were 18% and 23% of revenue for the three and six months ended January 31, 1999, respectively, compared to 20% and 24% for the same periods of the prior year. This decrease is primarily the result of our acquisition of Lacerte which experiences comparatively lower selling and marketing expenses as a percentage of revenue. While we expect these costs as a percentage of revenue to remain roughly flat in fiscal 1999 compared to fiscal 1998, it is possible that they will increase. For example, there is a risk that these costs could increase in response to competitive pressures from H&R Block (TaxCut tax preparation software), Microsoft (Microsoft Money financial software) or other competitors.

Research and Development. Research and development expenses were 11% and 15% of revenue for the three and six months ended January 31, 1999, respectively, compared to 11% and 16% for the same periods of the prior year. Though our research and development expenses have increased in absolute dollars as we have continued to invest in Internet products, software and other initiatives, we expect these expenses to remain roughly flat as a percentage of revenue for fiscal year 1999 compared to fiscal 1998. However, if research and development expenses exceed our expectations, they may have an adverse effect on operating results. For example, it is possible that we could undertake a costly product development venture in response to competitive pressures or other market conditions.

General and Administrative. General and administrative expenses were at 4% and 6% of revenue for the three and six months ended January 31, 1999 compared to 4% and 5% for the same periods of the prior year. For fiscal 1999, we expect general and administrative expenses to remain roughly flat compared to fiscal 1998.

Other Acquisition Costs. Other acquisition costs include the amortization of goodwill and purchased intangibles that are recorded as part of an acquisition. These costs increased to $22.9 and $45.6 million for the three and six months ended January 31, 1999, respectively, compared to $5.6 and $10.2 million for the same periods of the prior year. This increase was primarily attributable to the amortization of intangibles associated with our acquisition of Lacerte in June 1998. In the first quarter of fiscal 1999, we changed the estimated life of goodwill for Lacerte from three to five years to reflect our revised estimate of the period of time we expect to benefit from the purchased assets of the acquired business. We began accounting for this change in estimate in the first quarter of fiscal 1999. This change results in different estimates of the net income effect of future amortization compared to estimates previously provided in the Company's fiscal 1998 Form 10-K. Revised estimates are provided below. For more information regarding this change in estimate see Note 1 of the financial statements.

In connection with our acquisition of Lacerte, we used a third party appraiser's estimate to determine the value of two in-process projects under development for which technological feasibility had not been established. These projects were identified for products being developed under separate operating systems (DOS and Windows). The value of the projects was determined by estimating the costs to develop the in-process technology into commercially feasible products, estimating the net cash flows we believe will result from the products and discounting these net cash flows back to their present value. As of January 31, 1999, actual results to date have been consistent with assumptions made when we initially appraised the value of these in-process projects. Specifically, revenues, development costs and completion dates as they relate to the two projects are consistent with our expectations. Both projects were released on schedule in January 1999.

The high levels of non-cash amortization expense related to completed acquisitions will continue to have a negative impact on operating results in future periods. Excluding the impact of our pending acquisition of CRI (see Note
11) and assuming no additional acquisitions and no impairment of value resulting in an acceleration of amortization, future amortization will reduce net income by approximately $55.9 million, $50.0 million, $43.3 million and $40.1 million for the years ending July 31, 1999 through 2002, respectively. If we complete additional acquisitions or accelerate amortization in the future, there would be an incremental negative impact on operating results.

OTHER INCOME

For the three and six months ended January 31, 1999, interest and other income and expense, net, remained essentially flat as a percentage of revenue compared to the same periods of the prior year. The $4.3 million gain on disposal of business in the six-month period ended January 31, 1998 resulted from the sale of Parsons, our direct marketing subsidiary, in August 1997. Our $10.1 million gain on the sale of marketable securities for the three and six months ended January 31, 1999 was the result of our sale of Checkfree, Verisign and Concentric common stock (see Note 1).

INCOME TAXES

For the three and six months ended January 31, 1999, we recorded income tax provisions of $29.8 and $14.3 million on pretax income of $119.7 and $55.0 million, respectively. This compares to income tax provisions of $26.0 and $19.5 million on pretax income of $67.9 and $48.6 million for the same periods of the prior year. At January 31, 1999, there was a valuation allowance of $9.6 million for tax assets of our international subsidiaries based on management's assessment that we may not receive the benefit of certain loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 1999, our unrestricted cash and cash equivalents totaled $163.0 million, a $24.9 million increase from July 31, 1998. The increase was the result of net cash generated by operations and financing activities, partially offset by cash used for investing activities. This reflects the seasonality of our business which typically results in the majority of net revenues and cash receipts occurring in the January and April quarters, though operating expenses are incurred more consistently throughout the year.

Our operating activities generated $45.1 million in cash for the six months ended January 31, 1999, driven by net income of $40.7 million. Additional sources of cash were adjustments made for non-cash expenses such as acquisition charges and depreciation in addition to significant increases in accounts payable and accrued liabilities. The increases in accrued liabilities and accounts payable are the result of the seasonality of our business and the resulting increase in accruals for product returns, customer rebates and accrued technical support expenses. These increases were partially offset by higher accounts receivable balances due from retailers and distributors for large volumes of seasonal product shipments that typically occur in our fiscal second quarter. We also used cash to pay for accrued liabilities resulting from previous acquisitions and divestitures.

Investing activities resulted in the use of $59.9 million in cash for the six months ended January 31, 1999. This included net purchases of short-term investments and property and equipment. Property and equipment purchases were made to support our ongoing operations, information system upgrades and our growing Internet-based businesses. Due to our substantial investments in marketable securities, there is a risk that market value declines may have a significant negative impact on our liquidity. If such declines were deemed to be permanent, they would result in a charge to our statements of operations.

Financing activities provided $39.6 million for the six months ended January 31, 1999 primarily attributable to proceeds from the exercise of employee stock options.

As of January 31, 1999, we had a remaining balance of approximately $9.0 million related to our three-year agreement with AOL. In connection with our pending acquisition of CRI, we will be making significant cash payments (see Note 11). In the normal course of business, we enter into leases for new or expanded facilities in both domestic and international locations. We also evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with other companies. Accordingly, it is possible that we may decide to use cash and cash equivalents to fund such activities in the future. For example, if we exercise our option to purchase VFSC (see Note 5 of the Form 10-K financial statement notes) and elect to pay all or a significant portion of the exercise price in cash, it would require a significant cash expenditure.

Though we are likely to require cash for future strategic initiatives, we anticipate that our short-term liquidity will improve with the expected sale of a portion of our Excite common stock (see Note 11). We believe that our unrestricted cash, cash equivalents and short-term investments will be sufficient to meet anticipated seasonal working capital and capital expenditure requirements for at least the next twelve months.


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

Phase One (initiation) involves increasing company awareness by educating and involving all appropriate levels of management regarding the need to address Year 2000 issues. Phase Two (inventory) consists of identifying all of our systems, products and relationships that may be impacted by Year 2000. Phase Three (assessment) involves determining our current state of Year 2000 readiness for those areas identified in the inventory phase and prioritizing areas that need to be fixed. Phase Four (action) will consist of developing a plan for those areas identified as needing correction in the assessment phase. Phase Five (implementation) will consist of executing our action plan and completing the steps identified to attain Year 2000 readiness. We are currently in the assessment phase of the plan for both our internal systems and third party relationships. For our products, we are in either the assessment or action phase of our plan. We currently expect to substantially complete implementation for all of the targeted areas by the end of our 1999 fiscal year (July 1999).

While Year 2000 costs incurred to date (including litigation costs) have not been material, we will incur additional costs as we complete the project phases. Based on preliminary assessments resulting from the early phases of our plan in each of the targeted areas, we are currently unable to determine whether additional costs to achieve Year 2000 readiness will be material. Additional costs incurred may include but are not limited to: the cost of manufacturing and distributing free solutions for products that are not Year 2000 ready; the impact of lost sales due to distribution of free Year 2000 ready solutions for affected products; the administrative costs of completing the Year 2000 project; the cost of correcting or replacing our internal systems; and the cost of implementing necessary contingency plans.

While we are dedicating substantial resources toward attaining Year 2000 readiness, there is no assurance that we will be successful in our efforts to address all Year 2000 issues. If we are not successful, there could be significant adverse effects on our operations. For example, failure to achieve Year 2000 readiness for our internal systems could delay our ability to manufacture and ship products, disrupt our customer service and technical support facilities, or interrupt customer access to our online products and services. If our products are not Year 2000 ready, we could suffer lost sales or other negative consequences resulting from customer dissatisfaction, including additional litigation (see discussion below). We also rely heavily on third parties such as manufacturing suppliers, service providers, financial institutions and a large retail distribution channel. If these or other third parties experience Year 2000 failures or malfunctions, there could be a material negative impact on our ability to conduct ongoing operations. For example, our ability to manufacture and ship products into the retail channel, to receive retail sales information necessary to maintain proper inventory levels, or to complete online transactions dependent upon third party service providers, could all be affected. Many of our products are significantly interconnected with heavily regulated financial institutions. Our relationships with financial institutions could be impacted if we do not achieve Year 2000 readiness in a manner and on a time schedule that permits them to comply with regulatory requirements. We may also incur additional costs if we are required to accelerate our Year 2000 readiness to meet financial institution requirements. As with all companies, we also rely on other more widely used entities such as government agencies, public utilities and other external forces common to business and industry. Consequently, if such entities were to experience Year 2000 failures, this could disrupt our ability to conduct ongoing operations.

In an effort to reduce the risks associated with the Year 2000, we have incorporated contingency planning as part of our five-phase plan, building upon disaster recovery and contingency planning that we already have in place. This includes identifying areas where we are most vulnerable to Year 2000 risk and putting contingency plans in place before we experience potential failures. For example, we have contracted with multiple suppliers to better ensure that our products can be manufactured if a particular supplier experiences system failures. We are building a second data center facility that will give us an opportunity to develop back-up systems. We have also contracted with multiple transportation companies to provide product delivery alternatives. While we believe these contingency plans will reduce certain risks, we are still assessing the need for additional contingency plans in areas where we believe there may be significant exposure. Despite our efforts, there can be no assurance that contingencies can be anticipated or adequately provided for.

Several class action lawsuits have been filed against Intuit in California and New York, alleging Year 2000 issues with the online banking functionality in certain versions of our Quicken products, and it is possible that we will face additional lawsuits. We do not believe the lawsuits have merit and intend to defend them vigorously. We have been working with financial institutions to provide solutions to their current online banking customers and are planning to make such solutions available before customers experience any Year 2000 problems. See "Legal Proceedings" for more information about this litigation.

The above discussion regarding costs, risks and estimated completion dates for the Year 2000 is based on our best estimates given information that is currently available, and is subject to change. As we continue to progress with this initiative, we may discover that actual results will differ materially from these estimates.

--------------------------------------------------------------------------------
ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

--------------------------------------------------------------------------------


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

MARKETABLE SECURITIES

We also carry significant balances in marketable equity securities as of January 31, 1999. These securities are subject to considerable market risk due to their volatility. See Note 1 of the financial statement notes for more information regarding risks related to our investments in marketable securities.

IMPACT OF FOREIGN CURRENCY RATE CHANGES

During fiscal year 1998, most local currencies of our international subsidiaries weakened against the U.S. dollar. As of January 31, 1999, the currency of our Japanese subsidiary has strengthened and the currency of our other subsidiaries have remained essentially stable since the end of our 1998 fiscal year. Because we translate foreign currencies into U.S dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our international subsidiaries invoice customers, and satisfy their financial obligations almost exclusively in their local currencies. For the quarter ended January 31, 1999, there was an immaterial currency exchange impact from our intercompany transactions. Currency exchange risk is also minimized since foreign debt is due almost exclusively in local foreign currencies. As of January 31, 1999, we did not engage in foreign currency hedging activities.

--------------------------------------------------------------------------------
PART II
ITEM 1
LEGAL PROCEEDINGS

--------------------------------------------------------------------------------


Intuit is currently a defendant in the following two consolidated class action lawsuits alleging that certain of its Quicken products have on-line banking functions that are not Year 2000 compliant: (1) In re Intuit Inc. Year 2000 California Litigation (consolidated in Santa Clara County, California Superior Court from Alan Issokson v. Intuit Inc. (filed April 29, 1998 in the Santa Clara County, California Superior Court); Joseph Rubin v. Intuit Inc. (filed May 27, 1998 in the Santa Clara County, California Superior Court); Donald Colbourn v. Intuit Inc. (filed June 4, 1998 in the San Mateo County, California Superior Court)); and (2) In re Intuit Inc. Year 2000 Litigation (consolidated in the New York Supreme Court, New York County from Rocco Chilelli v. Intuit Inc. (filed May 13, 1998 in the New York Supreme Court, Nassau County); Glenn Faegenburg v. Intuit Inc. (filed May 27, 1998 in the New York Supreme Court, New York County); and Jerald M. Stein v. Intuit Inc. (filed June 23, 1998 in the New York Supreme Court, New York County)). The lawsuits are substantively very similar. The lawsuits assert breach of implied warranty claims, violations of federal and/or state consumer protection laws, and violations of various state business practices laws, and the plaintiffs seek compensatory damages, disgorgement of profits, and (in certain cases) attorneys' fees. See MD&A, page 23, for a discussion of Intuit's status and plans with respect to Year 2000 compliance.

On June 23, 1998, Intuit filed a demurrer in the Issokson complaint. In August 1998, our motion was granted but the plaintiff was provided an opportunity to amend the complaint to allege injury. Issokson, Rubin and Colbourn filed a consolidated amended complaint on October 9, 1998. Intuit filed a demurrer to the amended complaint on November 9, 1998. The court sustained Intuit's demurrer on January 27, 1999, dismissing the contract and fraud claims with prejudice and granting a leave to amend on plaintiffs' injunction and unfair business practices claim. On February 26, 1999, Issokson, Rubin and Colbourn filed a Second Amended Complaint alleging that Intuit has engaged in unfair business practices and seeking injunctive and equitable relief. We believe we have good and valid defenses to the claims asserted, and we intend to vigorously defend against the lawsuit.

We have also filed motions to dismiss in the New York actions and on December 1, 1998, the court granted our motion to dismiss all the New York actions with prejudice. Plaintiffs have filed a Notice of Appeal.

On March 3, 1999, Intuit filed a complaint against Checkfree Corporation in the Santa Clara County, California Superior Court, seeking damages and injunctive relief. The complaint alleges that Checkfree is not complying with the terms of its April 1998 bill presentment agreement with Intuit, in which Checkfree agreed to support web-based bill presentment products offered through Intuit with its processing services, and not to offer web-based bill presentment products of its own except through Intuit in certain distribution channels. Intuit owns 19.9% of Checkfree's outstanding Common Stock (see Note 1).

We are subject to other legal proceedings and claims that arise in the normal course of our business. We currently believe that the ultimate amount of liability, if any, for any pending actions (either alone or combined) will not materially affect our financial position, results of operations or liquidity. However, the ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact. Regardless of outcome, litigation can have an adverse impact on Intuit because of defense costs, diversion of management resources and other factors.

--------------------------------------------------------------------------------
ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

--------------------------------------------------------------------------------


At the Company's Annual Meeting of Stockholders on January 15, 1999, Intuit's stockholders approved the following proposals:


1.       Proposal for the election of directors:


                                                    For                   Withheld
                                                 ----------              ---------
               Christopher W. Brody              52,539,611                968,305
               William V. Campbell               52,539,615                968,301
               Scott D. Cook                     52,539,615                968,301
               L. John Doerr                     52,539,615                968,301
               Michael R. Hallman                52,539,615                968,301
               William H. Harris, Jr             51,648,003              1,859,913
               Burton J. McMurtry                52,539,615                968,301


2. Proposal to amend the Company's 1993 Equity Incentive Plan to increase the number of shares of common stock available for issuance thereunder by 2,640,000 shares:


               For                                                      35,916,888
               Against                                                  17,454,810
               Abstain                                                      48,001
               Unvoted                                                      87,920


3. Proposal to amend the Company's 1996 Employee Stock Purchase Plan to increase the number of shares of common stock available for issuance thereunder by 300,000 shares:

               For                                                      52,898,276
               Against                                                     568,248
               Abstain                                                      41,392

4. Proposal to amend the Company's 1996 Directors Stock Option Plan to increase the number of shares of common stock available for issuance thereunder by 30,000 shares:

               For                                                      39,467,813
               Against                                                  13,989,678
               Abstain                                                      50,425

5. Proposal to ratify the selection of Ernst & Young LLP as the Company's independent auditors for fiscal 1999.

               For                                                      53,449,390
               Against                                                      24,044
               Abstain                                                      34,482

--------------------------------------------------------------------------------
ITEM 5
OTHER INFORMATION

--------------------------------------------------------------------------------

On February 24, 1999, we increased the size of our Board of Directors to eight members and appointed Donna L. Dubinsky to fill the vacancy on the Board. Ms. Dubinsky is the Chief Executive Officer and a co-founder of Handspring, Inc., which creates handheld computers targeted at consumers. Prior to the formation of Handspring, Ms. Dubinsky was President of Palm Computing, the 3Com Corporation subsidiary that created the PalmPilot family of handheld computing products. Dubinsky had joined Palm Computing as Chief Executive Officer in June 1992. Before Palm, Dubinsky was a co-founder of Claris Corporation. Previously, she had been a senior manager in a variety of logistics, sales and marketing positions at Apple Computer.


--------------------------------------------------------------------------------
ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------


(a)      THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS REPORT:

         10.01 Intuit Inc. 1996 Employee Stock Purchase Plan, as amended through January 15, 1999 (1)
         10.02 Intuit Inc. 1996 Directors Stock Option Plan, as amended through January 15, 1999, and form of Stock Option Grant Agreement for use thereunder (2)
         10.03 Intuit Inc. 1993 Equity Incentive Plan, as amended through January 15, 1999, and form of Stock Option Grant Agreement for use thereunder (3)
         10.04 Term Sheet for Forward Sale of Excite Common Stock, dated March 11, 1999, by and between Intuit and Credit Suisse Financial Products (4)
         27.01       Financial Data Schedule (filed in electronic version only)

         -----------------------------------------------------------------------

         (1) Incorporated by reference to Exhibit 4.01 in Intuit's Form S-8 registration statement (file no. 333-71103) filed with the Commission on January 25, 1999.

         (2) Incorporated by reference to Exhibit 4.01 in Intuit's Form S-8 registration statement (file no. 333-71101) filed with the Commission on January 25, 1999.

         (3) Incorporated by reference to Exhibit 4.01 in Intuit's Form S-8 registration statement (file no. 333-71099) filed with the Commission on January 25, 1999.

         (4) Incorporated by reference to Intuit's Schedule 13D, Amendment No. 2 with respect to Excite, Inc. Common Stock, filed with the Commission on March 11, 1999.

(b)      REPORTS ON FORM 8-K:

         The Company has not filed any reports on Form 8-K since the beginning of the fiscal quarter ended January 31, 1999.

--------------------------------------------------------------------------------
SIGNATURES

--------------------------------------------------------------------------------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INTUIT INC.
                                   (REGISTRANT)





Date:  March 12, 1999           By: /s/ Greg J. Santora
                                   --------------------------------------------
                                   Greg J. Santora
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit #  Description

10.01 Intuit Inc. 1996 Employee Stock Purchase Plan, as amended through January 15, 1999 (1)

10.02 Intuit Inc. 1996 Directors Stock Option Plan, as amended through January 15, 1999, and form of Stock Option Grant Agreement for use thereunder (2)

10.03 Intuit Inc. 1993 Equity Incentive Plan, as amended through January 15, 1999, and form of Stock Option Grant Agreement for use thereunder
           (3)

10.04      Term Sheet for Forward Sale of Excite Common Stock, dated
           March 11, 1999, by and between Intuit and Credit Suisse Financial Products (4)

27.01      Financial Data Schedule (filed in electronic version only)


      (1) Incorporated by reference to Exhibit 4.01 in Intuit's Form S-8 registration statement (file no. 333-71103) filed with the Commission on January 25, 1999.

      (2) Incorporated by reference to Exhibit 4.01 in Intuit's Form S-8 registration statement (file no. 333-71101) filed with the Commission on January 25, 1999.

      (3) Incorporated by reference to Exhibit 4.01 in Intuit's Form S-8 registration statement (file no. 333-71099) filed with the Commission on January 25, 1999.

      (4) Incorporated by reference to Intuit's Schedule 13D, Amendment No. 2 with respect to Excite, Inc. Common Stock, filed with the Commission on March 11, 1999.