Form 10-Q
period 1999-04-30
INTUIT INC
filed 1999-06-14
CIK 896878

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       ----------------------------------


                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended APRIL 30, 1999 or

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

     62,240,887 shares of Common Stock, $0.01 par value, as of May 28, 1999

--------------------------------------------------------------------------------
FORM 10-Q
INTUIT INC.
INDEX
--------------------------------------------------------------------------------

PART I FINANCIAL INFORMATION

                                                                               PAGE
                                                                              NUMBER
                                                                              ------
ITEM 1:   Financial Statements

          Condensed Consolidated Balance Sheets as of
               July 31, 1998 and April 30, 1999................................  3

          Condensed Consolidated Statements of Operations for
               the three and nine months ended April 30, 1998 and 1999.........  4

          Condensed Consolidated Statements of Cash Flows for
               the nine months ended April 30, 1998 and 1999...................  5

          Notes to Condensed Consolidated Financial
               Statements......................................................  6

ITEM 2:   Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................. 16

ITEM 3:   Quantitative and Qualitative Disclosures about Market Risk........... 27

PART II   OTHER INFORMATION

ITEM 1:   Legal Proceedings.................................................... 28

ITEM 6:   Exhibits and Reports on Form 8-K..................................... 30

          Signatures........................................................... 31

                                   INTUIT INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      JULY 31,            APRIL 30,
                                                                                        1998                1999
                                                                                     -----------         -----------
(In thousands, except par value)                                                                         (Unaudited)
                                                  ASSETS

Current assets:

  Cash and cash equivalents ....................................................     $   138,133         $   330,225
  Short-term investments .......................................................         244,699             335,925
  Marketable securities ........................................................         499,285           1,095,050
  Accounts receivable, net (1) .................................................          59,417             114,188
  Inventories ..................................................................           3,695               2,267
  Prepaid expenses and other current assets (2) ................................          34,896              77,154
                                                                                     -----------         -----------
          Total current assets .................................................         980,125           1,954,809
Property and equipment, net ....................................................          69,413              91,195
Purchased intangibles, net .....................................................          85,797              74,038
Goodwill, net ..................................................................         285,793             243,131
Long-term deferred income taxes ................................................          21,006              21,006
Investments ....................................................................          17,009              43,223
Restricted investments .........................................................          28,516              34,568
Other assets ...................................................................          10,937               7,895
                                                                                     -----------         -----------
Total assets ...................................................................     $ 1,498,596         $ 2,469,865
                                                                                     ===========         ===========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable .............................................................     $    44,035         $    95,368
  Accrued compensation and related liabilities .................................          23,728              34,488
  Deferred revenue .............................................................          58,560              69,237
  Income taxes payable .........................................................           3,044                  --
  Deferred income taxes ........................................................         120,482             361,379
  Other accrued liabilities ....................................................         124,820             199,175
                                                                                     -----------         -----------
          Total current liabilities ............................................         374,669             759,647
Long-term deferred income taxes ................................................              --                 770
Long-term notes payable ........................................................          35,566              36,043
Stockholders' equity:
  Preferred stock, $0.01 par value
    Authorized -- 3,000 shares total; 145 shares designated Series A; 200 shares designated Series B Junior Participating
    Issued and outstanding - none; none ........................................              --                  --
  Common stock, $0.01 par value
     Authorized -- 250,000 shares
     Issued and outstanding - 59,320 and  61,949 shares, respectively ..........             593                 619
  Additional paid-in capital ...................................................       1,080,554           1,190,817
  Net unrealized gain on marketable securities .................................         181,071             545,314
  Cumulative translation adjustment and other ..................................           1,531              (1,179)
  Accumulated deficit ..........................................................        (175,388)            (62,166)
                                                                                     -----------         -----------
          Total stockholders' equity ...........................................       1,088,361           1,673,405
                                                                                     -----------         -----------
Total liabilities and stockholders' equity .....................................     $ 1,498,596         $ 2,469,865
                                                                                     ===========         ===========

(1) Includes $4.4 million and $1.6 million due from Checkfree at July 31, 1998 and April 30, 1999, respectively, and $3.4 million due from Excite at July 31, 1998. (see Note 10).

(2) Includes balances due of $7.3 million and $6.0 million on a note receivable from Venture Finance Software Corp. at July 31, 1998 and April 30, 1999, respectively (see Note 10).

     See accompanying notes to condensed consolidated financial statements.

                                   INTUIT INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                     APRIL 30,                         APRIL 30,
                                                           ---------------------------        --------------------------
                                                             1998              1999             1998             1999
                                                           ---------         ---------        ---------        ---------
(In thousands, except per share amounts; unaudited)

Net revenue(1) ....................................        $ 141,996         $ 239,701        $ 475,467        $ 697,620
Costs and expenses:
 Cost of goods sold:

    Product .......................................           29,331            50,070           97,206          151,100

    Amortization of purchased software and other ..              588             1,885            1,941            5,586
 Customer service & technical support .............           26,389            28,557           91,821           98,312
 Selling & marketing ..............................           55,067            43,884          134,006          151,520
 Research & development ...........................           25,381            34,325           78,159          104,346
 General & administrative .........................            9,180            14,421           27,387           40,689
 Amortization of goodwill and purchased intangibles            3,369            20,890           12,230           62,822
                                                           ---------         ---------        ---------        ---------
          Total costs & expenses ..................          149,305           194,032          442,750          614,375
                                                           ---------         ---------        ---------        ---------
          Income (loss) from operations ...........           (7,309)           45,669           32,717           83,245

Interest and other income and expense, net ........            3,104             5,344            7,375           12,642
Realized gain on sale of marketable securities ....               --            58,596               --           68,684
Gain on disposal of business ......................               --                --            4,321               --
                                                           ---------         ---------        ---------        ---------
Income (loss) before income tax ...................           (4,205)          109,609           44,413          164,571
Income tax provision (benefit) ....................           (1,999)           37,054           17,534           51,349
                                                           ---------         ---------        ---------        ---------

Net income (loss) .................................        $  (2,206)        $  72,555        $  26,879        $ 113,222
                                                           =========         =========        =========        =========

Basic net income (loss) per share .................        $   (0.05)        $    1.18        $    0.56        $    1.87
                                                           =========         =========        =========        =========
Shares used in per share amounts ..................           48,209            61,553           47,618           60,409
                                                           =========         =========        =========        =========

Diluted net income (loss) per share ...............        $   (0.05)        $    1.12        $    0.54        $    1.79
                                                           =========         =========        =========        =========
Shares used in per share amounts ..................           48,209            64,817           49,560           63,192
                                                           =========         =========        =========        =========

(1) Includes $0.2 million and $12.9 million of revenue from Checkfree for the three and nine months ended April 30, 1998 and $1.6 million and $4.0 million of revenue for the three and nine months ended April 30, 1999, respectively. Includes $3.1 million and $6.9 million of revenue from Excite for the three and nine months ended April 30, 1998 and $5.9 million and $17.6 million of revenue for the three and nine months ended April 30, 1999, respectively (see Note 10).


     See accompanying notes to condensed consolidated financial statements.

                                   INTUIT INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             NINE MONTHS ENDED
                                                                                 APRIL 30,
                                                                       ---------------------------
(In thousands; unaudited)                                                 1998              1999
                                                                       ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income ..................................................        $  26,879         $ 113,222
  Adjustments to reconcile net income to net cash provided by operating activities:

       Gain on disposal of business, net of tax ...............           (1,621)               --
       Gain on sale of facility ...............................           (1,501)               --
       Amortization of goodwill and other purchased intangibles           12,793            68,408
       Depreciation ...........................................           22,038            25,063
       Realized gain on sale of marketable securities .........               --           (68,684)
       Changes in assets and liabilities:

          Accounts receivable .................................          (76,486)          (54,771)
          Inventories .........................................              505             1,428
          Prepaid expenses ....................................           (5,950)          (42,258)
          Deferred income tax assets and liabilities ..........             (473)           (1,162)
          Accounts payable ....................................           12,530            51,333
          Accrued compensation and related liabilities ........              439            10,760
          Deferred revenue ....................................            6,125            10,677
          Accrued acquisition liabilities .....................          (35,326)          (19,181)
          Other accrued liabilities ...........................          100,264            95,424
          Income taxes payable ................................           13,801            46,833
                                                                       ---------         ---------
            Net cash provided by operating activities .........           74,017           237,092
                                                                       ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES

  Proceeds from sale of facility ..............................            9,025                --
  Proceeds from sale of marketable securities .................               --            79,993
  Purchase of property and equipment ..........................          (29,576)          (46,846)
  Proceeds from business sold .................................           26,350                --
  (Increase) decrease in other assets .........................           (6,685)          (15,067)
  Purchase of short-term investments ..........................         (186,869)         (232,868)
  Purchase of long-term investments ...........................          (11,000)          (26,214)
  Liquidation and maturity of short-term investments ..........          164,834           135,590
                                                                       ---------         ---------
            Net cash used in investing activities .............          (33,921)         (105,412)
                                                                       ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES

  Principal payments on long-term debt ........................           (4,638)               --
  Increase in note receivable .................................          (50,000)               --
  Net proceeds from issuance of common stock ..................           30,953            60,412
                                                                       ---------         ---------
            Net cash provided by (used in) financing activities          (23,685)           60,412
                                                                       ---------         ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS .....................           16,411           192,092
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..............           46,780           138,133
                                                                       ---------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................        $  63,191         $ 330,225
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

Basis of Presentation

Intuit has prepared the accompanying unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles for interim financial statements. We have included all adjustments considered necessary to give a fair presentation of our operating results for the periods shown. Results for the nine months ended April 30, 1999 do not necessarily indicate the results to be expected for the fiscal year ending July 31, 1999 or any other future period. The July 31, 1998 balance sheet was derived from audited financial statements but does not include all disclosures required for audited financial statements by generally accepted accounting principles. These statements and accompanying notes should be read together with the audited consolidated financial statements for the fiscal year ended July 31, 1998 included in Intuit's Form 10-K filed with the Securities and Exchange Commission.

Principles of Consolidation

The condensed consolidated financial statements include all of our accounts and those of our wholly-owned subsidiaries. We have eliminated all significant intercompany accounts and transactions. Investments in which management intends to maintain more than a temporary 20% to 50% interest, or otherwise has the ability to exercise significant influence, are accounted for under the equity method. Investments in which we have less than a 20% interest and/or do not have the ability to exercise significant influence are carried at the lower of cost or estimated realizable value.

Use of Estimates

To comply with generally accepted accounting principles, we make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes. Our most significant estimates are related to reserves for product returns and exchanges, reserves for rebates and the collectibility of accounts receivable. We also use estimates to determine the remaining economic lives and carrying value of goodwill, purchased intangibles, and fixed assets. Despite our intention to establish accurate estimates and assumptions, actual results may differ from our estimates.

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

Customer Service and Technical Support

Customer service and technical support costs include the costs associated with performing order processing, answering customer inquiries and providing telephone assistance. In connection with the sale of certain products, Intuit provides free telephone support service to customers. This free service, also referred to as post-contract customer support, is included in this expense category. We do not defer the recognition of any revenue associated with sales of these products, since the cost of providing this free support is insignificant. The support is provided within one year after the associated revenue is recognized (the vast majority of the support actually occurs within three months) and enhancements are minimal and infrequent. The estimated cost of providing this free support is accrued upon product shipment.

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

The following schedule summarizes the estimated fair value of our cash, cash equivalents and short-term investments:

                                    JULY 31,        APRIL 30,
                                      1998            1999
                                    --------        --------
(In thousands)                                     (Unaudited)
Cash and cash equivalents:

  Cash ..........................   $ 22,382        $108,648
  Money market funds ............      6,972         177,192
  Corporate notes ...............         --              --
  Commercial paper ..............         --           3,300
  Municipal bonds ...............     81,927          41,085
  U.S. Government securities ....     26,852              --
                                    --------        --------
                                    $138,133        $330,225
                                    ========        ========

                                    JULY 31,        APRIL 30,
                                      1998            1999
                                    --------        --------
(In thousands)                                     (Unaudited)
Short-term investments:

  Certificates of deposit .......   $  5,043        $     68
  Corporate notes ...............      2,000              --
  Commercial paper ..............         --          23,141
  Municipal bonds ...............    256,297         310,979
  U.S. Government securities ....      9,875          36,305
  Restricted short-term
     investments.................   (28,516)        (34,568)
                                    --------        --------
                                    $244,699        $335,925
                                    ========        ========

The estimated fair value of cash equivalents and short-term investments classified by date of maturity is as follows:

                                    JULY 31,        APRIL 30,
                                      1998            1999
                                    --------        --------
(In thousands)                                     (Unaudited)

Due within one year ............    $225,241        $471,463
Due within two years ...........     159,324         119,098
Due within three years .........       4,401           1,509
Restricted short-term
   investments .................     (28,516)        (34,568)
                                    --------        --------
                                    $360,450        $557,502
                                    ========        ========

For information about our restricted investments, see Note 7. Realized gains and losses from sales of each type of security were immaterial for all periods presented.

Marketable Securities

Our marketable securities are carried at fair value and include unrealized gains and losses, net of tax, in stockholders' equity. We held the following marketable securities at July 31, 1998 and April 30, 1999:

                                                                      GROSS UNREALIZED
                                                                     -------------------
                                                       COST            GAIN          LOSS       FAIR VALUE
                                                     --------        --------        ----       ----------
JULY 31, 1998
-------------
(In thousands)
  Checkfree Corporation common stock ........        $156,350        $106,000        $ --        $262,350
  Excite, Inc. common stock .................          39,150         187,050          --         226,200
  Verisign, Inc. common stock ...............           2,000           5,750          --           7,750
  Concentric Network Corporation common stock              --           2,985          --           2,985
                                                     --------        --------        ----        --------
                                                     $197,500        $301,785        $ --        $499,285
                                                     ========        ========        ====        ========



                                                                      GROSS UNREALIZED
                                                                     -------------------
                                                       COST            GAIN          LOSS       FAIR VALUE
                                                     --------        --------        ----       ----------
APRIL 30, 1999
--------------
(In thousands; unaudited)
Checkfree Corporation common stock ..........        $150,081        $338,319        $ --      $  488,400
Excite, Inc. common stock ...................          37,463         569,187          --         606,650
                                                     --------        --------        ----      ----------
                                                     $187,544        $907,506        $ --      $1,095,050
                                                     ========        ========        ====      ==========

We acquired the marketable securities described above in connection with the establishment of ongoing strategic business relationships with the companies in question, and, in the case of the Checkfree Corporation ("Checkfree") shares, as the purchase price for a subsidiary we sold to Checkfree in January 1997.

We account for the investment in Checkfree as an available-for-sale equity security, which accordingly is carried at market value. Checkfree common stock is quoted on the Nasdaq Stock Market under the symbol CKFR. The closing price of Checkfree common stock at April 30, 1999 was $48.00 per share. The closing price on June 7, 1999 was $39.875. At April 30, 1999, we held 10,175,000 shares, or approximately 19.7%, of Checkfree's outstanding common stock.

During the third fiscal quarter, we sold 125,000 shares of Verisign, 450,000 shares of Excite, and 90,600 shares of Concentric. In connection with these sales we recognized realized gains of $12.3 million, $39.3 million, and $7.0 million, respectively.

In June 1997, we purchased 5.8 million shares (as adjusted for a two-for-one stock split) of common stock of Excite. At the same time, we entered into an agreement with Excite that provides for the joint development, promotion and distribution of an online financial channel. As of April 30, 1999, Excite's common stock was quoted on the Nasdaq Stock Market under the symbol XCIT. The closing price of Excite common stock at April 30, 1999 was $146.00 per share. On January 19, 1999, Excite and At Home Corporation ("At Home") announced a proposed merger in which At Home would acquire all of the outstanding stock of Excite and on May 28, 1999 the merger was completed ( with the combined company now doing business as Excite@Home). In May 1999, we entered into a forward sale arrangement with respect to 4,350,000 shares of our Excite common stock. See
Note 11 for more information about these transactions.

Checkfree and At Home are high technology companies whose stocks are subject to substantial volatility. Accordingly, it is possible that the market price of one or more of these companies' stocks could decline substantially and quickly, which could result in a material reduction in the carrying value of these assets.

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

Goodwill and purchased intangible assets consisted of the following:

                             LIFE IN             NET BALANCE AT
                              YEARS       JULY 31,1998  APRIL 30, 1999
                              -----       ------------  --------------
    (In thousands)                                       (Unaudited)
Goodwill ...................   3-5         $285,793        $243,131
Customer lists .............   3-5           53,517          49,799
Covenant not to compete ....   3-5            2,211           2,723
Purchased technology .......   1-5           18,763          13,700
Assembled workforce ........   2-5            5,596           3,713
Trade names and logos ......   1-10           5,710           4,103

Balances presented above are net of total accumulated amortization of $103.6 million and $176.2 million at July 31, 1998 and April 30, 1999, respectively.

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

We are also subject to risks related to our significant balances of short-term investments, marketable securities and trade accounts receivable. At April 30, 1999, we held shares of Checkfree common stock representing approximately 19.7% of Checkfree's outstanding common stock. We also held approximately 9.9% of Excite's outstanding common stock as of April 30, 1999. Our ability to dispose of these securities is limited by trading volume and other legal and contractual restrictions. If there is a permanent decline in the value of these securities below cost, we will need to report this decline in our statement of operations. See "Marketable Securities," above in Note 1 for a discussion of risks associated with our marketable securities. See Note 11 for information regarding subsequent dispositions of certain shares of Excite common stock. Our remaining portfolio is diversified and consists primarily of short-term investment-grade securities.

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

Change in Estimate of Goodwill Amortization

Our statements of operations reflect a change in estimate for the amortization life of remaining goodwill related to the June 1998 acquisition of Lacerte from three years to five years, commencing with the first quarter of fiscal 1999. The change resulted in a $28.5 million decrease in amortization expense and an increase in net income by approximately $17.1 million, or $0.27 per share, for the nine months ended April 30, 1999 but will result in continuing amortization expenses (with a corresponding decrease in net income) during fiscal 2002 and 2003.

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

The components of comprehensive net income, net of tax, are as follows:

                                                   NINE MONTHS ENDED APRIL 30,
                                                   ---------------------------
                                                      1998             1999
                                                   ---------        ---------
(In thousands; unaudited)
Net income .....................................   $  26,879        $ 113,222
Unrealized gain on marketable securities .......     148,367          364,243
Change in cumulative translation adjustment ....       1,475           (2,710)
                                                   ---------        ---------

Comprehensive net income .......................   $ 176,721        $ 474,755
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

                                                              NINE MONTHS
                                                          ENDED APRIL 30, 1998
                                                        ------------------------
                                                                           AS
                                                       PRO FORMA        REPORTED
                                                        --------        --------
(In thousands, except per share data; unaudited)
Net revenue ....................................        $548,969        $475,467
Net income .....................................          14,334          26,879
Diluted net income per share ...................        $   0.24        $   0.54

On April 7, 1999, we acquired the customer list and intellectual property rights of TaxByte, Inc., for approximately $11 million in cash. TaxByte was a professional tax preparation software company with a customer base of approximately 3,600 professional tax preparation firms. The acquisition was treated as a purchase for accounting purposes and the entire purchase price was allocated to identified intangible assets and goodwill to be amortized over five years. No tangible assets were acquired or liabilities assumed in connection with the purchase.

On March 2, 1999, we announced that we had reached a definitive agreement to acquire Computing Resources, Inc. ("CRI"), a Reno, Nevada-based provider of payroll services. The transaction was completed on May 3, 1999. See Note 11.

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

6.      OTHER ACCRUED LIABILITIES

                                                 JULY 31,        APRIL 30,
                                                   1998            1999
                                                 --------        --------
(In thousands) (Unaudited)
Reserve for returns and exchanges .......        $ 60,343        $106,360
Acquisition and disposition related items          19,181          11,231
Rebates .................................          16,870          33,397
Post-contract customer support ..........           4,433           4,875
Other accruals ..........................          23,993          43,312
                                                 --------        --------
                                                 $124,820        $199,175
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

At April 30, 1999, the rate was approximately 0.5%. The fair value of the loan approximates cost as the interest rate on the borrowings is adjusted periodically to reflect market rates (which are currently significantly lower in Japan than in the United States). We have guaranteed the loan and pledged approximately $34.6 million, or 110% of the loan balance, of short-term investments to be restricted as security for the borrowings at April 30, 1999. We are obligated to pay interest only until March 2000.

8.      INCOME TAXES

Intuit computes the provision (benefit) for income taxes by applying the estimated annual effective tax rate to recurring operations and other taxable items. Our effective tax rate differs from the federal statutory rate primarily because of tax credits, tax exempt interest income, state taxes and certain foreign losses.

9.      LITIGATION

Intuit is currently a defendant in the following two consolidated class action lawsuits alleging that certain of its Quicken products have on-line banking functions that are not Year 2000 compliant: (1) In re Intuit Inc. Year 2000 California Litigation (consolidated in Santa Clara County, California Superior Court from Alan Issokson v. Intuit Inc. (filed April 29, 1998 in the Santa Clara County, California Superior Court); Joseph Rubin v. Intuit Inc. (filed May 27, 1998 in the Santa Clara County, California Superior Court); Donald Colbourn v. Intuit Inc. (filed June 4, 1998 in the San Mateo County, California Superior Court)); and (2) In re Intuit Inc. Year 2000 Litigation (consolidated in the New York Supreme Court, New York County from Rocco Chilelli v. Intuit Inc. (filed May 13, 1998 in the New York Supreme Court, Nassau County); Glenn Faegenburg v. Intuit Inc. (filed May 27, 1998 in the New York Supreme Court, New York County); and Jerald M. Stein v. Intuit Inc. (filed June 23, 1998 in the New York Supreme Court, New York County)). The lawsuits are substantively very similar. The lawsuits assert breach of implied warranty claims, violations of federal and/or state consumer protection laws, and violations of various state business practices laws, and the plaintiffs seek compensatory damages, disgorgement of profits, and (in certain cases) attorneys' fees. See MD&A, page 24, for a discussion of Intuit's status and plans with respect to Year 2000 compliance.

On June 23, 1998, Intuit filed a demurrer in the Issokson complaint. In August 1998, our motion was granted but the plaintiff was provided an opportunity to amend the complaint to allege injury. Issokson, Rubin and Colbourn filed a consolidated amended complaint on October 9, 1998. Intuit filed a demurrer to the amended complaint on November 9, 1998. The court sustained Intuit's demurrer on January 27, 1999, dismissing the contract and fraud claims with prejudice and granting a leave to amend on plaintiffs' injunction and unfair business practices claim. On February 26, 1999, Issokson, Rubin and Colbourn filed a Second Amended Complaint alleging that Intuit has engaged in unfair business practices and seeking injunctive and equitable relief. Intuit filed demurrers to the Second Amended Complaint's only remaining claims and class allegations, which were sustained with leave to amend by the court on May 7, 1999. The plaintiffs have indicated that they intend to file a Third Amended Complaint. We believe we have good and valid defenses to the claims asserted, and we intend to vigorously defend against the lawsuit.

We have also filed motions to dismiss in the New York actions and on December 1, 1998, the court granted our motion to dismiss all the New York actions with prejudice. Plaintiffs have filed a Notice of Appeal.

Intuit also understands that, sometime in the last 9 months, a suit was filed in the Contra Costa County, California Superior Court by an individual consumer against various retailers, including Circuit City Stores, CompUSA, Fry's Electronics, Office Depot, The Good Guys and others, alleging that these retailers have sold software and hardware products which are not Year 2000 compliant, including at least one product published by Intuit. Intuit has received information indicating that one of the defendants in this action, Fry's Electronics, may have filed a cross-complaint against various software publishers and hardware manufacturers, including Intuit, asserting a claim for indemnity in the main action. Intuit has not been served with or received a copy of any such cross-complaint.

On March 3, 1999, Intuit filed a complaint against Checkfree Corporation in the Santa Clara County, California Superior Court, seeking damages and injunctive relief. The complaint alleged that Checkfree was not complying with the terms of its April 1998 bill presentment agreement with Intuit, in which Checkfree agreed to support web-based bill presentment products offered through Intuit with its processing services, and not to offer web-based bill presentment products of its own except through Intuit in certain distribution channels. At approximately the same time, Checkfree filed an arbitration proceeding against Intuit arising out of the same 1998 agreement. Intuit owns 19.7% of Checkfree's outstanding Common Stock (see Note 1). On May 21, 1999, the parties executed a settlement agreement by which all claims asserted by each party were dismissed with prejudice. The arbitration was dismissed with prejudice on May 24, 1999, and Intuit's suit against Checkfree was dismissed with prejudice on May 25, 1999.

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

10.     RELATED PARTY TRANSACTIONS

We held approximately 9.9% of Excite's outstanding common stock as of April 30, 1999. We reported revenue from Excite for shared advertising activities of $ 3.1 million and $6.9 million for the three and nine months ended April 30, 1998 and $5.9 million and $17.6 million for the three and nine months ended April 30, 1999, respectively.

As of April 30, 1999, we held approximately 19.7% of Checkfree's outstanding common stock. In exchange for providing connectivity between Checkfree's bill payment processing service and our Quicken products, we reported revenues of $0.2 million and $12.9 million from Checkfree for the three and nine months ended April 30, 1998 and $1.6 million and $4.0 million for the three and nine months ended April 30, 1999, respectively. The revenue from Checkfree for the nine months ended April 30, 1998 includes a royalty payment of $10 million received in October 1997. We held a receivable due from Checkfree for $4.4 million and $1.6 million at July 31, 1998 and April 30, 1999, respectively.

As of April 30, 1999, we held a 49% equity interest, and an option to purchase the remaining equity interests, in Venture Finance Software Corporation ("VFSC"). We have entered into an agreement with VFSC to provide them with services related to on-going development of Web-oriented finance products. We held a note receivable from VFSC with outstanding balances of $7.3 million and $6.0 million at July 31, 1998 and April 30, 1999, respectively, representing amounts due to us from VFSC for development and administrative services we provided to VFSC.

11.     SUBSEQUENT EVENTS

On May 3, 1999, we completed our acquisition of Computing Resources, Inc. ("CRI"), a Reno, Nevada-based provider of payroll services. Since October 1998, Intuit has been offering payroll services through CRI to its QuickBooks small business customers. These payroll services include payroll tax filing, tax deposit services and direct deposit of employee wage payments. CRI is one of the country's largest payroll services companies and a leader in providing payroll services to small businesses. The purchase price for privately-held CRI was approximately $200 million, consisting of approximately $100 million in cash and approximately $25 million of Intuit stock to be paid at the closing, and approximately $75 million in cash to be paid in three annual installments of approximately $25 million each.

On May 5, 1999, we entered into definitive agreements (including a Securities Contract and Pledge Agreement) with Credit Suisse Financial Products ("CSFP") for the forward sale of 4,350,000 shares of Excite Common Stock. On May 28, 1999, our shares of Excite Common Stock were converted into shares of At Home as a result of a merger between Excite and At Home Corporation. In June 1999, we expect to settle the forward sale arrangement. At settlement, we will receive approximately $451.4 million from CSFP (representing the proceeds from prior sales by CSFP of 4.350,000 shares of Excite's Common Stock), less a negotiated fee, and to deliver stock certificates to CSFP for 4,350,000 shares of Excite Common Stock, which now represent 4,532,273 shares of Class A Common Stock of At Home. As a result of this transaction, we expect to record a realized gain of approximately $253.2 million, net of tax, in the fourth quarter of fiscal 1999.

Pursuant to an agreement entered into on May 17, 1999, we completed a $50 million investment in Security First Technologies ("Security First") on May 27, 1999. Security First delivers enterprise-wide Internet applications for financial institutions. We purchased 970,813 shares of common stock at a price of $51.50 per share, which represents approximately 3.8% of Security First's outstanding common stock. In connection with this agreement, we also received an option to purchase 3,629,187 additional shares of Security First common stock, which will become exercisable if Security First completes its planned acquisition of Edify Corporation (a publicly held California-based provider of Internet and voice electronic commerce solutions), and an option to purchase an additional 1,800,000 shares of common stock if Security First completes its planned acquisition of FICS Group, N.V. (a privately held Belgium-based provider of regulatory financial reporting and remote electronic banking software). These options are exercisable at a per share purchase price of $51.50. Our investment in Security First was made in connection with establishing a strategic relationship to deliver online financial software and services to financial institutions. The common stock of Security First is quoted on the Nasdaq Stock Market under the symbol "SONE." The closing price of Security First common stock on June 7, 1999 was $40,625.

On June 11, 1999, we acquired the customer list and intellectual property rights of Compucraft Tax Services, LLC, for approximately $8 million in cash with a provision that could increase the overall purchase price if certain performance targets are met. Compucraft was a professional tax preparation service bureau company with an active customer base of approximately 3,400 professional tax preparation firms. The acquisition will be treated as a purchase for accounting purposes.

--------------------------------------------------------------------------------
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

CAUTIONS ABOUT FORWARD LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements about events and circumstances that have not yet occurred. For example, statements including terms such as we "expect" or "anticipate" are forward-looking statements. Investors should be aware that our actual results may differ materially from Intuit's expressed expectations because of risks and uncertainties about the future. We will not necessarily update the information in this Form 10-Q if and when any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect future results and performance include, but are not limited to the following: intense competition and pricing pressures, particularly in the personal tax software market; potentially slower market growth rates in the small business area and our ability to leverage our existing small business customer base to take advantage of any market growth and to increase the number of small business customers using our payroll processing service; our strategy and implementation with respect to the Internet and our Internet-based businesses, including but not limited our ability to timely adapt and expand our product, service and content offerings for the Internet environment, our ability to operationally support and manage these new Internet businesses, the success of our business relationships with Excite@Home, AOL, and others in continuing to increase traffic to Quicken.com, the costs of implementing our Internet strategy, the impact of interest rate fluctuations on our online mortgage business, and the uncertainty as to the timing and amount of future Internet-related revenue and profits; the timing of availability for future products and services; market growth, sales and upgrade rates for our QuickBooks multi-user product; the value, size and market volatility of our equity investments in other companies, including Checkfree Corporation, At Home Corporation and Security First Technologies; our ability to achieve Year 2000 readiness in our business operations, our products and our dealings with significant third parties; the expected impact of our recent acquisition of Computing Resources, Inc. ("CRI") and our ability to successfully manage and operate the payroll processing business acquired from CRI, which is a new type of business for Intuit; the impact of acquisitions generally; our relationships with retailers and other issues with respect to our distribution channels; results for our international operations; and risks associated with regulated businesses such as insurance and mortgage lending. Additional information about factors that could affect future results and events is included our fiscal 1998 Form10-K, our Form 10-Qs for the first and second quarters of fiscal 1999, and other reports filed with the Securities and Exchange Commission.

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

While we have made significant progress in our Internet commerce activities, investors should be aware that initial success achieved in these areas will not necessarily result in improved financial results. We believe that the dramatic growth of the Internet will give us significant opportunities to grow our revenue over the next several years. However, revenue from Internet commerce was only approximately 14% of total revenue for the nine months ending April 30, 1999 (approximately 8% for Internet products and 6% for electronic distribution). It should be noted that Internet revenues are not reported separately in our financial statements; instead, each of our business divisions reports Internet commerce revenues that are specific to its operations and are included in its results.

Our business is highly seasonal. Sales of tax products are heavily concentrated from November through March. Sales of consumer finance and small business products are typically strongest during the year-end holiday buying season, and therefore our major product launches usually occur in the fall to take advantage of this customer buying pattern. These seasonal patterns mean that revenue is usually strongest during the quarters ending January 31 and April 30. We experience lower revenues for the quarters ending July 31 and October 31, while our operating expenses to develop and manage products and services continue to be incurred during these periods. These seasonal trends can result in significant operating losses, particularly in the July 31 and October 31 quarters when our revenues are lower. The seasonality of our revenue patterns has been further intensified by our June 1998 acquisition of Lacerte, a professional tax software company. Operating results can also fluctuate for other reasons, such as changes in product release dates, non-recurring events such as acquisitions and dispositions, and product price cuts in quarters that have relatively high fixed expenses. Acquisitions and dispositions in particular can have a significant impact on the comparability of both our quarterly and yearly results.

RESULTS OF OPERATIONS

Set forth below are certain consolidated statements of operations data for the three and nine-month periods ended April 30, 1998 and 1999. Investors should note that results for the three and nine-month periods ended April 30, 1999 include activity for our Lacerte subsidiary, which was acquired in June 1998. The corresponding year ago periods did not include results for Lacerte.

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

NET REVENUE

                                           Three Months Ended April 30,             Nine Months Ended April 30,
                                         --------------------------------         --------------------------------
(Dollars in millions; unaudited)          1998        Change        1999           1998         Change       1999
                                         ------       ------       ------         ------        ------      ------
Software .............................   $118.8         79%        $212.4         $404.1         53%        $617.1
% of revenue .........................       84%                       89%            85%                       88%

Supplies .............................   $ 23.2         18%        $ 27.3         $ 71.4         13%        $ 80.5
% of revenue .........................       16%                       11%            15%                       12%

Total ................................   $142.0         69%        $239.7         $475.5          47%       $697.6


Small Business Division. Small business division revenues come primarily from the following sources:

        o       QuickBooks product line

        o       Supplies products (including checks, envelopes and invoices)

        o       Tax table services

        o       Support fees for the QuickBooks Support Network

        o       Payroll processing fees

Overall, revenue for the division was up 93% and 52% for the three and nine-month periods ended April 30, 1999, respectively, compared to the same periods a year ago. The increases were primarily a result of the timing of recent QuickBooks releases that occurred in June 1998 (version 6.0) and January 1999 (QuickBooks '99). Prior to these releases, we had not launched a new version of QuickBooks since December 1996 (version 5.0). As a result, the current three and nine-month periods compare favorably to the same periods of the prior year, which did not realize the benefit of a recent QuickBooks product launch. Current fiscal year revenues also benefited from an increase in revenue per customer, due primarily to an improvement in the mix of QuickBooks sales toward higher priced, greater functionality products.

Domestic supplies revenues, which are part of the small business division, grew by 17% and 13% for the three and nine-month periods ended April 30, 1999, respectively, as a result of our increasing base of small business customers who use QuickBooks and Quicken. Though they are a smaller component of small business division revenues, tax tables service revenue and fees charged for telephone support also grew substantially in the three and nine months ended April 30, 1999 compared to the same periods of the prior year.

In October 1998, we introduced our new payroll processing service. The service is offered through our QuickBooks products (version 6.0 and QuickBooks '99) and handles all aspects of payroll processing, including calculation and electronic depositing of federal and state payroll tax withholdings, electronic direct deposit of paychecks, preparation and filing of quarterly and annual payroll tax returns and creation of employee W-2 forms. While payroll processing provides us with a significant opportunity to generate revenues, it also introduces new risks. For example, we are managing the new customer activation process at a measured rate in order to provide high quality service levels and to minimize the impact of any potential service disruptions during the initial phases of the service. In addition, the payroll processing business has been unprofitable in its initial stages as we make systems and infrastructure investments required for this new business and incur acquisition, activation and set-up costs for new payroll service customers. We expect the QuickBooks payroll processing business to remain unprofitable until we are able to accumulate a large number of subscribers who have used the service long enough for us to recover these up-front costs. Though initial customer reaction to this service has been positive, it has not been a significant contributor to our financial performance in fiscal 1999.

In connection with this new payroll service business and consistent with our strategy to expand products and service offerings to our small business customers, we completed our acquisition of Computing Resources, Inc. ("CRI") on May 3, 1999 (see Note 11). CRI has been our payroll processing service provider since October 1998. This acquisition will result in significant future acquisition related costs, as well as new business risks and integration challenges common in all acquisitions. For example, if we are unable to provide accurate and timely payroll information, cash deposits or tax return filings, that failure could be costly to correct and may have a significant negative impact on our ability to attract and retain customers, who we believe will have a low tolerance for payroll processing errors. Our ability to successfully operate CRI will depend in part on retaining their existing customers and maintaining relationships with certain banks and other third parties who we will rely on to retain existing customers and attract new customers outside of our QuickBooks customer base. If we are unable to do so, it could result in a negative impact on our consolidated results.

Tax Division. Tax division revenues come primarily from the following sources:

        o       TurboTax and MacInTax personal tax preparation products

        o Professional tax preparation products (ProSeries and Lacerte product lines)

        o       Electronic tax return preparation and filing fees

Overall, tax division revenues for the three and nine months ended April 30, 1999 grew 100% and 84% respectively, compared to the same periods last year. Fiscal 1999 includes operating results for our Lacerte subsidiary which was acquired in June 1998, while fiscal 1998 results do not include Lacerte. Excluding Lacerte from our fiscal 1999 results, tax division revenues would have increased by 48% and 36% over the same periods. Growth in our tax business was driven by our TurboTax product line which experienced significantly higher unit sales due in part to an increasing number of taxpayers using personal computers to prepare tax returns. This unit sales growth was partially offset by lower average selling prices due to a higher percentage of customers buying our lower priced regular products compared to deluxe versions and increased price competition, primarily from H&R Block's aggressively priced TaxCut product. TurboTax results benefited from strong growth in industry-wide retail sales of personal tax products, though TurboTax growth was lower than the industry growth rate, resulting in a slight decline in retail market share. We will not be able to determine final TurboTax sales until retailers return unsold products during the next two quarters. While we believe our reserves for returned product are adequate to cover actual returns, higher than expected returns could have a negative impact on revenue for the season.

Though they are a smaller component of tax division revenues, we also experienced significant revenue increases for our Web TurboTax product and electronic filing service compared to last year as a greater number of customers gained Internet access and became more accustomed to processing transactions on-line. While we believe that the increasing popularity of the Internet will provide future revenue growth opportunities for these Internet-based tax offerings, there are also risks. For example, with lower barriers to entry, we expect a greater number of competitors offering Internet-based products and services than we experience with our traditional desktop software business. In addition, service interruptions can have significant negative financial and public relations consequences. We experienced an interruption in our electronic filing services in February 1999 due to a power outage, which was not significant because it was early in the tax season. However, the heavy volume of, and peak filings periods for, electronically filed returns caused our routine server maintenance procedures to take longer than expected, and the procedures caused the electronic filing service to be unavailable for 14 hours on April 11-12, 1999. We do not believe this service outage had a material financial impact, prevented customers from completing and filing their returns in a timely manner or posed a risk that customer data would be lost or corrupted. However, we did experience negative publicity. The exact level of future demand for Web TurboTax and electronic filing will be very difficult to predict, and in future tax seasons we could experience adverse financial and public relations consequences if these services are unavailable due to technical difficulties or other reasons.

Though Microsoft Corporation did not release a competing product for this tax season, we believe they will enter the personal tax preparation software market next year. If Microsoft enters the market, their superior financial resources and strong presence in retail distribution channels could result in an increasingly competitive environment next tax season and beyond. If the average selling price of our tax products were to decrease, or if we were to lose significant market share as a result of increased future competition, our operating results would suffer.

Excluding Lacerte from fiscal 1999 operating results, our professional tax (ProSeries) product sales increased by 30% and 14% for the three and nine months ended April 30, 1999, respectively, compared to the same periods a year ago. This growth occurred primarily because we have been successful in retaining our customers from prior years and in many cases have upgraded them to higher priced products. Revenue from Lacerte products also grew compared to last year (though Lacerte's prior year revenues are not reported in our operating results) due in part to price increases and a high customer retention rate.

Consumer Finance Division. Consumer finance division revenues come primarily from the following sources:

        o       Quicken product line

        o Advertising and sponsorship fees from the consumer areas of our Quicken.com website

        o Implementation, marketing and transaction fees from financial institutions (including marketspace participants) providing services through Quicken and Quicken.com

Overall, consumer finance division revenues were up 34% and 11% for the three and nine-month periods ended April 30, 1999 compared to the same periods a year ago. Excluding the impact of a nonrecurring $10 million royalty fee from Checkfree in the first quarter of fiscal 1998, revenue growth would have been 24% for the nine months ended April 30, 1999. Quicken revenue was roughly flat for the three months ended April 30, 1999 compared to the same period in fiscal 1998. For the nine months ended April 30, 1999, Quicken revenue grew 4% compared to the same year-ago period due primarily to an approximately 5 week earlier release of Quicken this year and higher unit sales resulting from our Quicken/TurboTax bundle promotion. This was partially offset by a higher percentage of customers purchasing our lower priced Quicken Basic products compared to our Quicken Deluxe versions and increased rebate incentives offered to customers who purchased the Quicken/TurboTax bundle.

While we expect Quicken revenue to remain roughly flat for fiscal 1999, there is a risk that it will decline in future periods. In fiscal 1997, Quicken experienced over a 20% decline in revenues and there is no assurance that similar declines will not occur in the future. For example, sales could suffer if customers become less inclined to make upgrade purchases, if our competitors were to lower their prices or if the demand for personal finance desktop software declines significantly.

Consumer division revenue growth was primarily the result of increased Internet-based revenues which grew by 69% and 77% for the three and nine months ended April 30, 1999, respectively, compared to the same periods last year. This increase was largely due to higher advertising, sponsorship and transaction-related revenue through Quicken.com and Quicken. However, revenue growth was not uniform across all Internet product and service offerings. For example, advertising revenue and transaction fees from our QuickenMortgage marketspace have grown relatively rapidly while fees from our InsureMarket marketspace have grown at a slower pace. Total Quicken.com page views for the month of April 1999 were up approximately 130% compared to April 1998. While page view growth has been strong, traffic volumes can vary significantly from month to month due to seasonal trends, site performance, the timing of launches, competitor's activities, and other factors.

The rapid growth we've experienced in our Internet products and services has been generated in part by collaborating with third party online service and content providers such as Excite and AOL, which have helped to increase traffic to our Quicken.com website. The Excite agreement calls for us to share revenue generated from our Quicken.com site and the AOL agreement calls for us to make significant guaranteed payments to AOL over the term of the agreement. While the Internet provides a significant opportunity for revenue growth, our financial commitments to these and other third party providers are significant and we must continue to increase traffic and revenue in order to be profitable. If our website traffic and revenue expectations aren't met, there could be a significant negative impact on our operating results.

We currently expect the recently completed merger between Excite and At Home (see Note 1) to have a neutral or positive impact on our business relationship with Excite. Since the newly merged company (doing business under the name Excite@Home) is expected to offer increased opportunities for distribution of Excite's online financial content, we believe this should benefit Intuit. However, our diminished ownership interest in the larger, combined company and our divestiture of a significant portion of Excite stock (see Note 11) could have a negative impact on our future relationship with Excite@Home.

International Division. International division revenues come primarily from the following sources:

        o       Japanese small business products

        o       German Quicken, QuickBooks and Tax products

        o       Canadian Quicken, QuickBooks and Tax products

        o       United Kingdom Quicken and QuickBooks products

In addition to the above, we also operate in smaller European, Asian and Latin American markets. Overall, international division revenues were down 23% and 12% for the three and nine-month periods ended April 30, 1999, respectively, compared to the same periods last year. This decrease is a result of lower sales in Germany and the U.K, which is largely due to later releases of Quicken and QuickBooks in those countries compared to prior year periods. This was partially offset by increased revenues in Canada across all product lines. In Japan, our largest international subsidiary, sales were roughly flat reflecting lower sales of small business products for the high-end market that we acquired in connection with our acquisitions of Milky Way and Nihon Micom, offset by sales of our Japanese QuickBooks product which was introduced in September 1998. The launch of QuickBooks in Japan is intended to target a lower priced market than our other Japanese small business products currently reach. Though we have increased our retail market share in Japan since the launch of QuickBooks, the overall market for small business products and services in Japan continues to suffer due primarily to poor economic conditions.

As part of our business strategy, we have refocused our European operations towards small businesses in selected larger markets. As a result, we have devoted fewer resources to consumer finance and tax products and to smaller geographic markets during fiscal 1999. While we expect that international revenues will be slightly down for the entire fiscal year 1999, there is a risk that revenues in future periods could be significantly lower if our strategic initiatives are not effective.

COST OF GOODS SOLD

                                                    Three Months Ended April 30,            Nine Months Ended April 30,
                                                  -------------------------------         --------------------------------
      (Dollars in millions; unaudited)             1998        Change       1999           1998        Change        1999
                                                  -------------------------------         --------------------------------
Product .......................................   $  29.3        71%        $50.1         $97.2          55%        $151.1
% of revenue ..................................        21%                     21%           21%                        22%

Amortization of purchased software & other ....   $   0.6       217%        $ 1.9         $ 1.9         195%        $  5.6
% of revenue ..................................                                 0%            1%          0%             1%

Total .........................................   $  29.9        74%        $52.0         $99.1          58%        $156.7
% of revenue ..................................        21%                     22%           21%                        23%

There are two components of cost of goods sold. The largest is the direct cost of manufacturing and shipping products, offering Internet-based products and services, providing our fee for support programs and offering our payroll service. The second component is the amortization of purchased software, which is the cost of products obtained through acquisitions. Total cost of goods sold increased to 22% and 23% of revenue for the three and nine months ended April 30, 1999 respectively, compared to 21% for the same periods of the prior year. This increase is primarily attributable to two factors. First, consistent with our growing Internet-based business, we are experiencing a significant increase in related hardware and infrastructure costs as we purchase equipment to increase our Internet capability. These costs are classified as cost of goods sold and, as a percentage of revenue, are significantly higher than the costs of goods sold for our traditional desktop software business. These infrastructure costs tend to result from the depreciation of capital assets which are generally expensed evenly over the estimated useful lives of the assets. As a result, cost of goods sold as a percentage of revenue may fluctuate significantly, particularly on a quarterly basis, as they become more fixed in nature and less connected to the direct cost of manufacturing and shipping software products. For example, although in a quarter with low revenues we will usually have a proportionately lower cost of goods sold because we ship fewer products, the cost of goods sold from our Internet infrastructure will not decrease proportionately and thus will inflate the cost of goods sold as a percentage of revenue for that quarter. Second, we have also experienced significant increases in our revenues from fee for support programs. The cost of goods sold associated with these programs is also larger as a percentage of revenue than cost of goods sold for our traditional desktop software business. Consequently, as revenues from our Internet-related businesses and fee for support programs become a larger portion of our overall revenue, our cost of goods sold as a percentage of revenue is likely to increase.

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

OPERATING EXPENSES

                                                Three Months Ended April 30,               Nine Months Ended April 30,
                                              ---------------------------------         -----------------------------------
      (Dollars in millions; unaudited)        1998          Change        1999           1998          Change        1999
                                              ---------------------------------         -----------------------------------
Customer service & technical support .......  $26.4            8%         $28.6         $ 91.8            7%        $ 98.3
% of revenue ...............................     19%                         12%            19%                         14%

Selling & marketing ........................  $55.1          (20%)        $43.9         $134.0           13%        $151.5
% of revenue ...............................     39%                         18%            28%                         22%

Research & development .....................  $25.4           35%         $34.3         $ 78.2           33%        $104.3
% of revenue ...............................     18%                         14%            16%                         15%

General and administrative .................  $ 9.2           57%         $14.4         $ 27.4           49%        $ 40.7
% of revenue ...............................      6%                          6%             6%                          6%

Other acquisition costs, including
amortization of goodwill and purchased
intangibles ................................  $ 3.4          518%         $21.0         $ 12.2          415%        $ 62.8
% of revenue ...............................      2%                          9%             3%                          9%

Customer Service and Technical Support. Customer service and technical support expenses decreased to 12% and 14% of revenue for the three and nine months ended April 30, 1999, respectively, compared to 19% for the same periods of the prior year. These improvements reflect the continuing benefit from cost reductions resulting from the restructuring and consolidation of our technical support facilities in the United States and Europe in the fourth quarter of fiscal 1997 and a greater proportion of expenses shifting into cost of sales as a result of our expanding Internet related and fee for support initiatives. We have also benefited from our efforts to provide customer service and technical support less expensively through websites and other electronic means. During the second and third quarters of fiscal 1999, many customers experienced unusually long hold times for customer service calls. We may need to increase customer service and technical support expenses as a percentage of revenue in the fourth quarter of fiscal 1999 and in fiscal 2000, in order to improve customer service levels and also to handle customer questions relating to Year 2000 compliance issues. In addition, if we experience product errors, poor service levels or service outages for our web-based products, it may result in significant additional customer service and technical support expenses or customer dissatisfaction.

Selling and Marketing. Selling and marketing expenses were 18% and 22% of revenue for the three and nine months ended April 30, 1999, respectively, compared to 39% and 28% for the same periods of the prior year. Prior year selling and marketing expenses included a $16.2 million charge for the AOL agreement entered into in February 1998. Excluding this charge, selling and marketing expenses would have been 27% and 25% of revenue for the three and nine months ended April 30, 1998. This decrease is primarily the result of our acquisition of Lacerte, which experiences comparatively lower selling and marketing expenses as a percentage of revenue. The positive impact of Lacerte was partially offset by increased TV and radio advertising for our Quicken product line and additional costs related to the promotion of QuickBooks and the payroll product launch. We expect selling and marketing costs as a percentage of revenue to decline slightly in fiscal 1999 compared to fiscal 1998.

Research and Development. Research and development expenses decreased to 14% and 15% of revenue for the three and nine months ended April 30, 1999, respectively, compared to 18% and 16% for the same periods of the prior year. This decrease is due in part to our acquisition of Lacerte which experiences comparatively lower research and development expenses as a percentage of revenue. We expect research and development expenses to remain roughly flat as a percentage of revenue for fiscal year 1999 compared to fiscal 1998. However, if these expenses exceed our current expectations, they may have an adverse effect on operating results. This could occur, for example, if we were to undertake a costly product development venture in response to competitive pressures or other market conditions.

General and Administrative. General and administrative expenses were flat at 6% of revenue for the three and nine months ended April 30, 1999 and 1998. For fiscal 1999, we expect general and administrative expenses to remain roughly flat as a percentage of revenue for fiscal year 1999 compared to fiscal 1998.

Other Acquisition Costs. Other acquisition costs include the amortization of goodwill and purchased intangibles that are recorded as part of an acquisition. These costs increased to $22.8 and $68.4 million for the three and nine months ended April 30, 1999, respectively, compared to $4.0 and $14.2 million for the same periods of the prior year. This increase was primarily attributable to the amortization of intangibles associated with our acquisition of Lacerte in June 1998.

In connection with our acquisition of Lacerte, we used a third party appraiser's estimate to determine the value of two in-process projects under development for which technological feasibility had not been established. These projects were identified for products being developed under separate operating systems (DOS and Windows). The value of the projects was determined by estimating the costs to develop the in-process technology into commercially feasible products, estimating the net cash flows we believed would result from the products and discounting these net cash flows back to their present value. As of April 30, 1999, actual results to date have been consistent with assumptions made when we initially appraised the value of these in-process projects. Specifically, revenues, development costs and completion dates as they relate to the two projects are consistent with our expectations. Both projects were released on schedule in January 1999.

The high levels of non-cash amortization expense related to completed acquisitions will continue to have a negative impact on operating results in future periods. Excluding the impact of our acquisition of CRI which closed after our quarter end (see Note 11) and assuming no additional acquisitions and no impairment of value resulting in an acceleration of amortization, future amortization will reduce net income by approximately $56.3 million, $51.4 million, $44.6 million and $41.5 million for the years ending July 31, 1999 through 2002, respectively. If we complete additional acquisitions or accelerate amortization in the future, there would be an incremental negative impact on operating results.

OTHER INCOME

For the three and nine months ended April 30, 1999, interest and other income and expense, net, increased to $5.3 and $12.6 million respectively compared to $3.1 and $7.4 million for the same year ago periods reflecting increased cash and short-term investment balances. The $4.3 million gain on disposal of business in the nine-month period ended April 30, 1998 resulted from the sale of Parsons, our direct marketing subsidiary, in August 1997. Our $58.6 and $68.7 million gains on the sale of marketable securities for the three and nine months ended April 30, 1999 were the result of our sale of Excite, Verisign and Concentric common stock (see Note 1).

INCOME TAXES

For the three and nine months ended April 30, 1999, we recorded income tax provisions of $37.1 and $51.3 million on pretax income of $109.6 and $164.6 million, respectively. This compares to income tax provisions (benefit) of ($2.0) and $17.5 million on pretax income (loss) of ($4.2) and $44.4 million for the same periods of the prior year. At April 30, 1999, there was a valuation allowance of $9.6 million for tax assets of our international subsidiaries based on management's assessment that we may not receive the benefit of certain loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 1999, our unrestricted cash and cash equivalents totaled $330.2 million, a $192.1 million increase from July 31, 1998. The increase was the result of net cash generated by operations and financing activities, partially offset by cash used for investing activities. Increase in cash reflects the seasonality of our business which typically results in the majority of net revenues and cash receipts occurring in the January and April quarters, though operating expenses are incurred more consistently throughout the year.

Our operating activities generated $237.1 million in cash for the nine months ended April 30, 1999, driven by net income of $113.2 million. Additional sources of cash were net income adjustments made for non-cash expenses such as acquisition charges and depreciation and significant increases in accounts payable and other accrued liabilities. These increases in accounts payable and other accrued liabilities are the result of the seasonality of our business and the resulting increase in accruals for product returns, customer rebates and accrued technical support expenses. These increases were partially offset by higher accounts receivable balances due from retailers and distributors for large volumes of seasonal product shipments that occur in our second and third fiscal quarters. We also used cash to increase our prepaid assets, due in part to a large federal quarterly tax prepayment.

Investing activities resulted in the use of $105.4 million in cash for the nine months ended April 30, 1999. This was driven by net purchases of short-term investments and property and equipment. Property and equipment purchases were made to support our ongoing operations, information system upgrades and our growing Internet-based businesses. We also used cash to make significant strategic investments, primarily in private companies. Due to our substantial investments in marketable securities, such as Checkfree, At Home and Security First, there is a risk that market value declines may have a significant negative impact on our liquidity. If such declines were deemed to be permanent, they would result in a charge to our statements of operations.

Financing activities provided $60.4 million for the nine months ended April 30, 1999 primarily attributable to proceeds from the exercise of employee stock options.

In connection with our May 3, 1999 acquisition of CRI, we are making significant cash payments (see Note 11) in our fiscal fourth quarter and beyond. In addition, in May 1999 we made a $50 million cash investment in Security First Technologies (see Note 11), which also negatively impacted our liquidity. In the normal course of business, we enter into leases for new or expanded facilities in both domestic and international locations. We also evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with and investing in other companies. Accordingly, it is possible that we may decide to use cash and cash equivalents to fund such activities in the future. For example, if we exercise our option to purchase VFSC (see Note 10) and elect to pay all or a significant portion of the exercise price in cash, this would have a negative impact on our liquidity.

Though we are likely to require cash for future strategic initiatives, our short-term liquidity will improve during the fourth quarter when we receive the proceeds from the forward sale of a significant portion of our Excite common stock (see Note 11). We believe that our unrestricted cash, cash equivalents and short-term investments will be sufficient to meet anticipated seasonal working capital and capital expenditure requirements for at least the next twelve months.

                                    YEAR 2000

The Company has established a Year 2000 Project Office to address the impact of the year 2000 date transition on its operations, products and services globally. In 1998, the Company established this office to coordinate a number of existing projects and put in place a formal, structured year 2000 process moving forward. The Project Office has a dedicated Program Manager and team who report directly to Intuit's senior management, and status is reported regularly to the Audit Committee of the Company's Board of Directors.

The Company has adopted a five-phase approach that it believes follows standard industry practices for reviewing and preparing the significant elements of operations, products and services for the Year 2000 date transition. Phase One (initiation) involves increasing company awareness by educating and involving all appropriate levels of management regarding the need to address Year 2000 issues. Phase Two (inventory) consists of identifying all of our systems, products and relationships that may be impacted by Year 2000. Phase Three (assessment) involves determining our current state of Year 2000 readiness for those areas identified in the inventory phase and prioritizing areas that need to be fixed. Phase Four (action) consists of developing Year 2000 solutions where required, and completing a comprehensive test cycle for all appropriate inventoried items. Phase Five (implementation) consists of rolling out Year 2000 solutions for affected products, services and technologies and implementing maintenance and support processes to maintain ongoing compliance.

As a software developer, we have three key areas of focus: (1) our products and services; (2) our internal systems (including information technology systems such as financial and order entry systems and non-information technology systems such as phones and facilities); and (3) the readiness of third parties with whom we have significant business relationships. The majority of our efforts in the product area have now completed the action phase and our efforts are primarily focused on providing our customer base with confirmation of product compliance or remediation options. We are currently in the action phase for our internal systems, and in either the assessment phase or the action phase with respect to third party relationships. We continue to expect that our remediation and implementation efforts will be substantially complete by the end of the fiscal year (July 1999), with ongoing maintenance and support activity continuing throughout calendar year 1999 and into early calendar year 2000.

Costs directly attributed to our Year 2000 project are currently estimated at approximately $6.5 million for fiscal 1999. This estimate is comprised primarily of hardware, software, internal resources and consulting fees necessary to undertake our Year 2000 testing activities during this fiscal year. We currently anticipate direct costs in the range of $10 to $16 million for fiscal year 2000, resulting from the completion of the project phases and the transition into an ongoing maintenance and support activity in fiscal year 2000. We believe that the nature of our products and the size and profile of our customer base is likely to lead to a significant increase in the calls to our customer support centers throughout the remainder of calendar 1999 and early 2000. These support operations may experience call volumes not experienced to date and we are developing plans that will allow us to handle the anticipated increase in calls in a manner that will not lead to material incremental costs. Additionally, there will be costs associated with the manufacture and distribution of free solutions for products that are not Year 2000 ready or that will not be tested for Year 2000 readiness. We believe the provision of free solutions may result in lost revenue for new product upgrades to within a range of $10 to $17 million, although the exact amount will depend on customer response to the Year 2000 issue.

In an effort to reduce the risks associated with the Year 2000, we have incorporated contingency planning as part of our five-phase plan, building upon disaster recovery and contingency planning that we already have in place. This includes identifying areas where we are most vulnerable to Year 2000 risk and putting contingency plans in place before we experience potential failures. Despite our efforts, there can be no assurance that all contingencies can be anticipated or adequately provided for.

While we are dedicating substantial resources toward attaining Year 2000 readiness, there is no assurance that we will be successful in our efforts to address Year 2000 issues. If we are not successful, there could be significant adverse effects on our operations. For example, failure to achieve Year 2000 readiness for our internal systems could delay our ability to manufacture and ship products, disrupt our customer service and technical support facilities, or interrupt customer access to our online products and services. If our products are not Year 2000 ready, we could suffer lost sales or other negative consequences resulting from customer dissatisfaction, including additional litigation (see discussion below). We also rely heavily on third parties such as manufacturing suppliers, service providers, financial institutions and a large retail distribution channel. If these or other third parties experience Year 2000 failures or malfunctions, there could be a material negative impact on our ability to conduct ongoing operations. Many of our products are significantly interconnected with heavily regulated financial institutions. Our relationships with financial institutions could be adversely impacted if we do not achieve Year 2000 readiness in a manner and on a time schedule that permits them to comply with regulatory requirements. We may also incur additional costs if we are required to accelerate our Year 2000 readiness to meet financial institution requirements. As with all companies, we also rely on other more widely used entities such as government agencies, public utilities and other external forces common to business and industry. Consequently, if such entities were to experience Year 2000 failures, this could disrupt our ability to conduct ongoing operations.

Several class action lawsuits have been filed against Intuit in California and New York, alleging Year 2000 issues with the online banking functionality in certain versions of our Quicken products, and it is possible that we will face additional lawsuits. We do not believe the pending lawsuits have merit and intend to defend them vigorously. We have been working with financial institutions to provide solutions to their current online banking customers and are planning to make such solutions available before customers experience any Year 2000 problems. See "Legal Proceedings" for more information about this litigation.

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

MARKETABLE SECURITIES

We also carry significant balances in marketable equity securities as of April 30, 1999. These securities are subject to considerable market risk due to their volatility. See Note 1 of the financial statement notes for more information regarding risks related to our investments in marketable securities and Note 11 for information regarding the forward sale of Excite common stock.

IMPACT OF FOREIGN CURRENCY RATE CHANGES

During fiscal year 1998, most local currencies of our international subsidiaries weakened against the U.S. dollar. As of April 30, 1999, the currency of our Japanese subsidiary has strengthened and the currency of our other subsidiaries have remained essentially stable since the end of our 1998 fiscal year. Because we translate foreign currencies into U.S dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our international subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. For the quarter ended April 30, 1999, there was an immaterial currency exchange impact from our intercompany transactions. Currency exchange risk is also minimized since foreign debt is due almost exclusively in local foreign currencies. As of April 30, 1999, we did not engage in foreign currency hedging activities.

--------------------------------------------------------------------------------
PART II
ITEM 1
LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

Intuit is currently a defendant in the following two consolidated class action lawsuits alleging that certain of its Quicken products have on-line banking functions that are not Year 2000 compliant: (1) In re Intuit Inc. Year 2000 California Litigation (consolidated in Santa Clara County, California Superior Court from Alan Issokson v. Intuit Inc. (filed April 29, 1998 in the Santa Clara County, California Superior Court); Joseph Rubin v. Intuit Inc. (filed May 27, 1998 in the Santa Clara County, California Superior Court); Donald Colbourn v. Intuit Inc. (filed June 4, 1998 in the San Mateo County, California Superior Court)); and (2) In re Intuit Inc. Year 2000 Litigation (consolidated in the New York Supreme Court, New York County from Rocco Chilelli v. Intuit Inc. (filed May 13, 1998 in the New York Supreme Court, Nassau County); Glenn Faegenburg v. Intuit Inc. (filed May 27, 1998 in the New York Supreme Court, New York County); and Jerald M. Stein v. Intuit Inc. (filed June 23, 1998 in the New York Supreme Court, New York County)). The lawsuits are substantively very similar. The lawsuits assert breach of implied warranty claims, violations of federal and/or state consumer protection laws, and violations of various state business practices laws, and the plaintiffs seek compensatory damages, disgorgement of profits, and (in certain cases) attorneys' fees. See MD&A, page 24, for a discussion of Intuit's status and plans with respect to Year 2000 compliance.

On June 23, 1998, Intuit filed a demurrer in the Issokson complaint. In August 1998, our motion was granted but the plaintiff was provided an opportunity to amend the complaint to allege injury. Issokson, Rubin and Colbourn filed a consolidated amended complaint on October 9, 1998. Intuit filed a demurrer to the amended complaint on November 9, 1998. The court sustained Intuit's demurrer on January 27, 1999, dismissing the contract and fraud claims with prejudice and granting a leave to amend on plaintiffs' injunction and unfair business practices claim. On February 26, 1999, Issokson, Rubin and Colbourn filed a Second Amended Complaint alleging that Intuit has engaged in unfair business practices and seeking injunctive and equitable relief. Intuit filed demurrers to the Second Amended Complaint's only remaining claims and class allegations, which were sustained with leave to amend by the court on May 7, 1999. The plaintiffs have indicated that they intend to file a Third Amended Complaint. We believe we have good and valid defenses to the claims asserted, and we intend to vigorously defend against the lawsuit.

We have also filed motions to dismiss in the New York actions and on December 1, 1998, the court granted our motion to dismiss all the New York actions with prejudice. Plaintiffs have filed a Notice of Appeal.

Intuit also understands that, sometime in the last 9 months, a suit was filed in the Contra Costa County, California Superior Court by an individual consumer against various retailers, including Circuit City Stores, CompUSA, Fry's Electronics, Office Depot, The Good Guys and others, alleging that these retailers have sold software and hardware products which are not Year 2000 compliant, including at least one product published by Intuit. Intuit has received information indicating that one of the defendants in this action, Fry's Electronics, may have filed a cross-complaint against various software publishers and hardware manufacturers, including Intuit, asserting a claim for indemnity in the main action. Intuit has not been served with or received a copy of any such cross-complaint.

On March 3, 1999, Intuit filed a complaint against Checkfree Corporation in the Santa Clara County, California Superior Court, seeking damages and injunctive relief. The complaint alleged that Checkfree was not complying with the terms of its April 1998 bill presentment agreement with Intuit, in which Checkfree agreed to support web-based bill presentment products offered through Intuit with its processing services, and not to offer web-based bill presentment products of its own except through Intuit in certain distribution channels. At approximately the same time, Checkfree filed an arbitration proceeding against Intuit arising out of the same 1998 agreement. Intuit owns 19.7% of Checkfree's outstanding Common Stock (see Note 1). On May 21, 1999, the parties executed a settlement agreement by which all claims asserted by each party were dismissed with prejudice. The arbitration was dismissed with prejudice on May 24, 1999, and Intuit's suit against Checkfree was dismissed with prejudice on May 25, 1999.

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

--------------------------------------------------------------------------------
ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a)     THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS REPORT:

        2.01    Exchange Agreement dated as of March 2, 1999 by and among Intuit
                Inc., Computing Resources, Inc., Ranson W. Webster and Harry D.
                Hart and Amendment No. 1 thereto dated April 30, 1999. Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules have been omitted but will be furnished supplementally to the Commission upon request (1)

        4.01 Registration Rights Agreement dated as of May 3, 1999 by and among Intuit Inc., Ranson W. Webster and Norma J. Webster and
                Harry D. and Carla J. Hart (2)

        10.01 Intuit Inc. 1998 Option Plan for Mergers and Acquisitions, as amended through April 28, 1999, and form of Stock Option Grant
                Agreement for use thereunder (3)

        10.02   Securities Contract, dated as of May 5, 1999 between Lacerte
                Software Corporation, a wholly-owned subsidiary ("Lacerte") of the Company and Credit Suisse Financial Products ("CSFP") (4)

        10.03 Pledge Agreement, dated as of May 5, 1999, among Lacerte, CSFP and Credit Suisse First Boston (5)

        10.04*  Stock Purchase and Option Agreement by and between Security
                First Technologies Corporation and Intuit Inc., dated as of May
                16, 1999

        27*     Financial Data Schedule


(b)     Reports on Form 8-K:

        The Company filed the following report on Form 8-K:

        1. A Report under items 2 and 7 was filed on May 7, 1999 to report the Company's acquisition of Computing Resources, Inc. ("CRI") on May 3, 1999. An amendment to Form 8-K was filed on June 14, 1999 to include CRI's audited financial statements for its fiscal year ended December 31, 1998 and required pro-forma financial information with respect to the acquisition.



----------

(1) Incorporated by reference to Exhibit 2.01 in Intuit's Form 8-K filed with the Commission on May 7, 1999.

(2) Incorporated by reference to Exhibit 4.01 in Intuit's Form 8-K filed with the Commission on May 7, 1999.

(3) Incorporated by reference to Exhibit 4.01 in Intuit's Form S-8 registration statement (file no. 333-78041) filed with the Commission on May 7, 1999.

(4) Incorporated by reference to Exhibit K in Intuit's Schedule 13D/Amendment No. 3 filed with the Commission on May 6, 1999.

(5) Incorporated by reference to Exhibit L in Intuit's Schedule 13D/Amendment No. 3 filed with the Commission on May 6, 1999.

*       Filed as an exhibit to this Report on Form 10-Q.

--------------------------------------------------------------------------------
SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INTUIT INC.
                                        (REGISTRANT)





Date: June 14, 1999                     By: /s/ Greg J. Santora
                                           -------------------------------------
                                           Greg J. Santora
                                           Senior Vice President
                                           and Chief Financial Officer
                                           (Principal Financial
                                           and Accounting Officer)

                                 EXHIBIT INDEX

        2.01    Exchange Agreement dated as of March 2, 1999 by and among Intuit
                Inc., Computing Resources, Inc., Ranson W. Webster and Harry D.
                Hart and Amendment No. 1 thereto dated April 30, 1999. Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules have been omitted but will be furnished supplementally to the Commission upon request (1)

        4.01 Registration Rights Agreement dated as of May 3, 1999 by and among Intuit Inc., Ranson W. Webster and Norma J. Webster and
                Harry D. and Carla J. Hart (2)

        10.01 Intuit Inc. 1998 Option Plan for Mergers and Acquisitions, as amended through April 28, 1999, and form of Stock Option Grant
                Agreement for use thereunder (3)

        10.02   Securities Contract, dated as of May 5, 1999 between Lacerte
                Software Corporation, a wholly-owned subsidiary ("Lacerte") of the Company and Credit Suisse Financial Products ("CSFP") (4)

        10.03 Pledge Agreement, dated as of May 5, 1999, among Lacerte, CSFP and Credit Suisse First Boston (5)

        10.04*  Stock Purchase and Option Agreement by and between Security
                First Technologies Corporation and Intuit Inc., dated as of May
                16, 1999

        27*     Financial Data Schedule

----------

(1) Incorporated by reference to Exhibit 2.01 in Intuit's Form 8-K filed with the Commission on May 7, 1999.

(2) Incorporated by reference to Exhibit 4.01 in Intuit's Form 8-K filed with the Commission on May 7, 1999.

(3) Incorporated by reference to Exhibit 4.01 in Intuit's Form S-8 registration statement (file no. 333-78041) filed with the Commission on May 7, 1999.

(4) Incorporated by reference to Exhibit K in Intuit's Schedule 13D/Amendment No. 3 filed with the Commission on May 6, 1999.

(5) Incorporated by reference to Exhibit L in Intuit's Schedule 13D/Amendment No. 3 filed with the Commission on May 6, 1999.

*       Filed as an exhibit to this Report on Form 10-Q.