Form 10-K
period 1999-07-31
INTUIT INC
filed 1999-10-12
CIK 896878

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       ----------------------------------
                                    FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the fiscal year ended JULY 31, 1999 or

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

                                                 Preferred Stock Purchase Rights

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of October 5, 1999, there were 189,389,242 shares of the Registrant's common stock, $0.01 par value, outstanding (as adjusted for a three-for-one stock split, effected as a stock dividend, with a payment date of September 30, 1999). This is the only outstanding class of common stock of the Registrant. As of that date, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant (based on the closing price of $30.38 for the common stock as quoted by the Nasdaq National Market on such date), was approximately $5,164,541,002.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in November 1999 are incorporated by reference into
Part III of this report on Form 10-K.

                                   FISCAL 1999 FORM 10-K
                                        INTUIT INC.

                                           INDEX

ITEM                                                                                      Page
                                                                                          ----
PART I

ITEM 1:        Business..................................................................    3
ITEM 2:        Properties................................................................   19
ITEM 3:        Legal Proceedings.........................................................   19
ITEM 4:        Submission of Matters to a Vote of Security Holders.......................   20
ITEM 4A:       Executive Officers of the Registrant......................................   20

PART II

ITEM 5:        Market for Registrant's Common Equity
                  and Related Stockholder Matters........................................   23
ITEM 6:        Selected Financial Data...................................................   25
ITEM 7:        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................................   26
ITEM 7A:       Quantitative and Qualitative Disclosures About Market Risk................   38
ITEM 8:        Financial Statements and Supplementary Data...............................   39
ITEM 9:        Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure...............................................   66
PART III

ITEM 10:       Directors and Executive Officers of the Registrant........................   66
ITEM 11:       Executive Compensation....................................................   66
ITEM 12:       Security Ownership of Certain Beneficial Owners
                  and Management.........................................................   66
ITEM 13:       Certain Relationships and Related Transactions............................   66

PART IV

ITEM 14:       Exhibits, Financial Statement Schedules
                  and Reports on Form 8-K................................................   66

Signatures ..............................................................................   70

Intuit, the Intuit logo, Quicken, QuickBooks, QuickBooks Pro, TurboTax, ProSeries, InsureMarket and Pocket Quicken, among others, are registered trademarks and/or registered service marks of Intuit Inc. or one of its subsidiaries. Quicken.com, QuickenStore, QuickenMortgage and Lacerte, among others, are trademarks and/or service marks of Intuit Inc. or one of its subsidiaries. Other parties' trademarks or service marks are the property of their respective owners and should be treated as such.

PART I

ITEM 1
BUSINESS

CAUTIONS ABOUT FORWARD-LOOKING STATEMENTS

This Form 10-K includes "forward-looking" statements about future financial results, future products and other events that have not yet occurred. For example, statements like we "expect," we "anticipate" or we "believe" are forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties about the future. We will not necessarily update the information in this Form 10-K if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of our business are discussed throughout this Form 10-K and include the following (with details on the referenced pages): Our revenue and earnings are highly seasonal, and our quarterly and annual financial results can fluctuate significantly for other reasons as well (page 27). We face intense competition from many companies in all of our business areas, both domestically and internationally (page 14). We expect Microsoft to enter the personal tax preparation market in the 1999 tax year, and we may also face competition from the Internal Revenue Service and state tax agencies (pages 14-16 and 30). Our Internet-based products and services require us to successfully adopt, refine and operationally support a new business model (page 5). We must continue to maintain important distribution and website content relationships for our Internet businesses (such as our relationship with Excite) and successfully market and promote our Internet-based products and services (page 5). Internet businesses face risks relating to customer privacy and security and increasing regulation (page 6). Our Internet businesses require significant research and development and marketing expenditures, and we expect that these expenses will increase significantly as a percentage of revenue in fiscal 2000 (pages 26, 34 and 35). The expansion of our Internet-based products has had a significant impact on our development process (page 12). We hold significant investments that are very volatile, and some of the volatility may impact our quarterly earnings (pages 35-36 and 48-49). In order to succeed in the payroll business, we must continue to improve the integration of the operations of our recently acquired payroll processing service provider and expand availability for our online payroll processing service (page 28). Our web-based tax preparation and electronic filing services must handle extremely heavy customer demand during the peak tax season (pages 29-30). Our online mortgage business is subject to interest rate fluctuations (pages 10 and 31). Our recent acquisitions have resulted in significant acquisition-related expenses (pages 6 and 34-35). Problems related to the Year 2000 could have a significant adverse effect on our operations (page 36). Business conditions in international markets, other risks inherent in international operations, and changes in our business model in Europe, may negatively impact our financial performance (pages 11 and 31). The market price of our common stock has been volatile (page 23). Product returns and product rebate redemptions might exceed reserves (pages 14 and 27).

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

On September 8, 1999, Intuit's Board of Directors authorized a three-for-one split of the outstanding Common Stock. This was accomplished by distributing a stock dividend of two shares of Common Stock for each outstanding share to stockholders of record on September 20, 1999. The stock dividend was paid on September 30, 1999. All share and per share numbers in this Form 10-K have been adjusted to reflect the stock split.

                                BUSINESS OVERVIEW

ELECTRONIC FINANCE - CREATING A CONNECTED FINANCIAL WORLD

Intuit's mission is to revolutionize how people manage their financial activities. As we execute our mission, we have embarked on a strategy to greatly expand the world of electronic finance. "Electronic finance" encompasses three types of products and services: (1) desktop software products, such as Quicken(R), QuickBooks(R) and TurboTax(R), that operate on customers' personal computers to automate financial tasks; (2) products and services, such as Quicken.com(SM), QuickenMortgage(SM) and WebTurboTax(SM), that are delivered via the Internet; and (3) products and services, such as QuickBooks Online Payroll(SM) service, that connect Internet-based services with desktop software to enable customers to integrate their financial activities.

BUSINESS STRATEGY

Intuit is uniquely positioned to deliver a connected vision of electronic finance. We have proven expertise in creating technologies that simplify complex financial matters for consumers and small businesses. In addition, we have a large and loyal base of financially sophisticated customers, strong brand name recognition and a strong financial position.

Following are some specific components of our electronic finance strategy and examples of our progress in implementing our strategy during fiscal 1999:

1.      CREATE AND EXPAND WEB-BASED BUSINESSES.

        o In October 1998, we launched our QuickBooks Online Payroll service, which gives QuickBooks small business customers a convenient, quick and cost-effective payroll processing alternative.

        o During fiscal 1999, we significantly expanded our online mortgage and insurance businesses as we broadened the scope and depth of our Quicken.com personal finance website.

2.      USE THE POWER OF THE INTERNET TO DELIVER ROBUST PRODUCTS AND SERVICES.

        o For the 1998 tax year, our WebTurboTax online tax preparation service offered the full features of our TurboTax desktop software. Combined with electronic tax filing for federal and most state returns, WebTurboTax provided customers a fully-connected tax preparation solution.

        o Our QuickBooks Online Payroll service interconnects with banks and federal and state tax agencies to enable efficient payroll processing. The service also interconnects with recent versions of our QuickBooks software to automatically update the user's QuickBooks records with the completed payroll data, creating a compelling customer experience.

3. EXPAND OUR CUSTOMER BASE, AND INCREASE REVENUE PER CUSTOMER THROUGH INCREMENTAL REVENUE SOURCES.

        o During fiscal 1999, our Quicken customer base grew from 10 million to 11 million users, our QuickBooks customer base expanded from approximately 2.1 million to 2.7 million small businesses, and our personal tax customer base for federal form 1040 returns (including both desktop and online users) increased by over 35%.

        o Demand for our electronic tax filing service increased dramatically, solidifying a new source of revenue for our personal and professional tax businesses.

        o During fiscal 1999, revenue for QuickBooks Support Network, our fee-for-support service for QuickBooks customers, more than doubled, while the service also helped us to control our technical support costs.

4. CONTINUE MARKET LEADERSHIP IN ACCOUNTING, TAX AND PERSONAL FINANCE DESKTOP SOFTWARE.

        o Our QuickBooks, TurboTax and Quicken desktop products all continued to be the leaders in their respective retail desktop software categories, despite increased competitive pressures.

Although fiscal 1999 was a successful year for Intuit in many respects, we continue to face significant challenges and risks. For example, our international operations are going through major transitions, and our Internet businesses continue to require significant levels of investment. In addition, competition is intensifying, particularly for our personal tax products, and for many of our Internet-based businesses, where we face a wide range of potential competitors, including banks and other financial institutions, financial portals and narrowly focused competitors in mortgage and insurance. Our Quicken business continues to be a good source of new customers, but is not directly contributing to revenue growth. We encourage you to read this entire Form 10-K carefully to better understand our business and our financial results, and the risks and uncertainties we face.

OVERVIEW OF PRODUCTS AND SERVICES

For a number of years, we have provided a range of small business accounting, tax preparation and consumer finance desktop software and financial supplies (such as computer checks, envelopes and invoices) for individuals and small businesses. Our traditional products include QuickBooks, TurboTax, Quicken, ProSeries(R) and Lacerte(R) desktop software products. With the widespread adoption of the Internet, we recognized that the intangible nature of financial products and services make them uniquely suited for Internet distribution and delivery. Accordingly, we have expanded our strategic focus to encompass Internet-based products and services, including QuickBooks Online Payroll service, WebTurboTax, QuickenMortgage and Quicken InsureMarket(SM). Details about our products and services are provided beginning on page 7.

SPECIAL RISKS FOR INTERNET-BASED PRODUCTS AND SERVICES

We believe that the dramatic growth of the Internet will give us significant opportunities to grow our revenue over the next several years. However, Internet-based revenue (including Internet products and services and electronic distribution) was only 15% of our total revenue during fiscal 1999. See Management's Discussion and Analysis of Financial Condition and Results of Operations (also called "MD&A"), page 26. As we grow our Internet-based businesses, related expenses have been, and will continue to be, significant, and the financial resources of recently public competitors will continue to increase. We face a number of risks that are unique to our Internet-based businesses, including the following:

Our Internet-based products and services require us to successfully adopt, refine and operationally support a new business model. The business model for our Internet-based businesses contemplates revenues coming from advertising, marketing, transaction and processing fees, rather than from software sales. Our Internet businesses require different approaches to product development (see "Product Development," pages 11-12) and marketing (see "Marketing, Sales and Distribution," on pages 12-14). These businesses also depend on a different operational infrastructure than our desktop software businesses, and we must continue to develop new and continually evolving internal systems and procedures to support these businesses and the complex requirements of our strategic Internet relationships. The rapid pace of change in this area creates unique risks, and we may be unable to manage costs effectively and/or to meet customer expectations. During fiscal 1999, due in part to the rapid growth in some of these businesses, we had some operational performance issues, including issues with our electronic tax filing service and the portfolio feature on our Quicken.com website. See page 10, and MD&A, pages 29-30 and 33, for details about these issues. We expect that we will face additional operational challenges as we continue to expand our online businesses, and these could have a significant impact on the success of these businesses.

We must continue to maintain important distribution and website content relationships and successfully market and promote our products and services. Website traffic is an important foundation for our Internet business model. We have established important distribution relationships, such as our relationships with Excite@Home, America Online and others, to help us continue to increase traffic and related revenue. We also have important relationships with a number of third parties to provide content on our websites to attract customers. However, increased traffic may not necessarily result in increased revenue (primarily advertising revenue and transaction fees) for our online businesses. In addition, our distribution relationships require us to make significant financial commitments to these companies. For example, the Excite@Home agreement currently calls for us to share certain revenue generated from our Quicken.com site and the America Online agreement calls for us to make significant guaranteed payments to America Online over the term of the agreement. Also, due to the constantly evolving business environment in which our Internet businesses operate, we may be required to adapt some of our important business relationships in order to continue benefiting from those relationships. We believe that to increase website traffic, we may also be required to independently market and promote our Internet-based products and services, in addition to relying on distribution relationships. These marketing efforts may require significant additional financial resources, given the intensely competitive environment, the increasing financial resources and marketing efforts of some of our competitors, and the low barriers to entry for many Internet-based businesses.

Internet businesses face risks relating to customer privacy and security and increasing regulation. A significant risk for our Internet businesses is that customers may refuse to transact business over the Internet due to privacy or security concerns. We currently incorporate a variety of security measures into our products and services, and we are developing a customer information privacy policy. However, a major breach of customer privacy or security, even by another company, could have serious consequences for our Internet-based businesses. Consumers' use of the Internet, particularly for commercial transactions, may not continue to increase as rapidly as it has during the past few years. If Internet use does not grow as a result of privacy or security concerns, or for other reasons, the growth of our Internet-based businesses would be hindered. In addition, because our Internet-based products are available in many states and foreign countries, we may be subject to regulation and taxation in many additional jurisdictions. To the extent that states or foreign countries are generally successful in their efforts to impose taxes on Internet commerce, the growth of the use of the Internet could slow substantially, which could slow the growth of our Internet-based businesses. If Internet activity becomes heavily regulated in other respects, that could have major negative consequences for the growth of our Internet-based businesses.

RECENT TRANSACTIONS

During the past few years we made several acquisitions and investments to expand our business more rapidly in selected areas, we have liquidated certain investments to strengthen our cash position, and we have sold businesses that no longer support our corporate strategy. Some of the most significant transactions are described below. See the notes to the financial statements for more information about these and other transactions.

Acquisitions. On October 7, 1999, we announced that we had reached a definitive agreement to acquire Rock Financial Corporation, a leading provider of online consumer mortgages through Rockloans.com. The acquisition is subject to a variety of closing conditions, including approval by Rock's shareholders. See pages 9 and 31, and Note 19 of the financial statements.

On May 3, 1999 we acquired Computing Resources, Inc. ("CRI"), a privately held company based in Reno, Nevada, that had been the payroll processing service provider for our online payroll business since it was launched in October 1998. CRI was one of the country's largest payroll service companies and a leader in providing payroll services to small businesses. The acquisition is resulting in significant acquisition-related costs, as well as business integration challenges common in all acquisitions, and risks unique to the payroll processing business. See MD&A, on page 29, for a discussion of these issues and
Note 3 of the financial statements.

In June 1998, we purchased Lacerte Software Corporation, a leading provider of tax preparation software and services for tax professionals. In August 1999, we acquired SecureTax.com, Inc., a provider of online personal tax preparation and electronic filing services. See Notes 3 and 19 of the financial statements.

Investments. In fiscal 1999, we invested $50 million in Security First Technologies, which delivers enterprise-wide Internet applications for financial institutions. In fiscal 1998, we participated in the formation of a joint venture that is developing Web-oriented financial products and services. See
Note 5 of the financial statements. We have also made smaller strategic investments in a number of other companies with technologies that may be relevant to our businesses. See Notes 1 and 5 of the financial statements.

Divestitures. During fiscal 1999, we liquidated a significant portion of our investment in Excite Common Stock, realizing a pre-tax gain of $549.9 million (including $88.5 million in net gain from conversion of our remaining shares to Excite@Home shares). See Note 1 of the financial statements. During fiscal 1997, we sold our direct marketing consumer software subsidiary (Parsons) to allow us to increase our focus in strategically important areas. See Note 4 of the financial statements.

Impact of Recent Transactions. Many of these transactions have had, and some of them will continue to have, a significant impact on our financial results, which may make period-to-period comparisons of our financial results less meaningful. See MD&A, pages 26 and 34-36. In addition, our investments may experience significant price volatility. See MD&A, page 35. While we believe our recent acquisitions were in the best interests of Intuit and its stockholders, there are significant risks associated with these transactions. The acquisitions have expanded our size, product lines, personnel and geographic locations. Integrating and organizing these new businesses creates challenges for our operational, financial and management information systems, and we must continue to address issues presented by growth through acquisitions. Our acquisitions have also resulted in significant amortization expenses, including amortization of purchased software (reflected in cost of goods sold) and amortization of goodwill and purchased intangibles (reflected in operating expenses), as well as charges for in-process research and development. Acquisition-related expenses were $39.0 million in fiscal 1997, $80.9 million in fiscal 1998 and $100.7 million in fiscal 1999. Additional acquisitions could have an incremental negative impact on operating results. See MD&A, pages 34-36, for more information on acquisition-related charges.

                              PRODUCTS AND SERVICES

Intuit offers products and services through four principal business divisions:

        o SMALL BUSINESS DIVISION: Accounting software, financial supplies, employer services (such as online payroll), technical support consulting services and other related services.

        o TAX DIVISION: Personal, professional and small business tax preparation software, web-based tax preparation services and electronic tax return filing.

        o CONSUMER FINANCE DIVISION: Personal finance software, websites and marketspaces and related services.

        o INTERNATIONAL DIVISION: Small business, tax and consumer finance products and services in selected foreign markets, with the primary focus on small business customers.

SMALL BUSINESS DIVISION

QuickBooks and QuickBooks Pro(R) Software. Our QuickBooks product line brings extensive bookkeeping capabilities to small business users in an easy-to-use design that does not require customers to be familiar with debit/credit accounting. QuickBooks Pro products address the needs of small businesses in the U.S. that are project, job or time based, that require a multi-user product and/or that want more features (such as integration with Microsoft Office). In June 1998, we launched the first multi-user version of QuickBooks Pro, which addressed one of the most frequent customer requests for additional capabilities. QuickBooks Pro 99, which was launched in January 1999, offers seamless integration with Microsoft Excel and Microsoft Word software and increased connectivity to online resources for small businesses through QuickBooks.com.

Payroll Services. In October 1998, we introduced our QuickBooks Online Payroll processing service. The service is offered through our newer QuickBooks products and handles all aspects of payroll processing, including calculation and electronic depositing of federal and state payroll tax withholdings, preparation and filing of quarterly and annual payroll tax returns and creation of employee W-2 forms, as well as electronic direct deposit of paychecks (sold separately). The payroll service uses payroll data entered by customers into their QuickBooks files and transmitted to Intuit electronically, and also transmits completed payroll information back to the customers' QuickBooks files, so customer data entry is minimized.

In connection with our online payroll service business, in May 1999 we completed our acquisition of Computing Resources, Inc. ("CRI"), which had been our payroll processing service provider since October 1998. CRI continues to provide traditional payroll processing services for its customer base. While the payroll processing business provides us with a significant opportunity to generate revenues, it also introduces new risks. See Note 3 of the financial statements for more details about the CRI acquisition, and MD&A, pages 28-29 for more about the risks associated with the online payroll business.

In June 1999, we introduced QuickPayroll, a subscription-based payroll service for customers who do not use QuickBooks. In addition, we offer a payroll tax table subscription service for small business customers that need current tax tables to prepare their own payroll.

Small Business Internet. Our Small Business channel on the Quicken.com website addresses the specific needs of small businesses. We provide information, tools and community discussion opportunities to QuickBooks customers as well as other small businesses. The site is accessible from the Excite website and is also accessible directly from QuickBooks 6.0 and QuickBooks 99 products. Small business website revenues, which come primarily from advertising and sponsorship fees, are not expected to be significant, or to offset expenses of the site, for the foreseeable future.

The Internet is strategically important to the Small Business Division as a vehicle for eventually delivering a range of small business services that have connectivity with QuickBooks. Our QuickBooks Online Payroll service (discussed above) is our first example of an Internet-delivered, accounting-connected service. We expect to offer additional Internet-delivered services to our QuickBooks customers during the next 12 months, working collaboratively with a number of other companies to do so.

QuickBooks Support Network ("QBSN"). QBSN is our fee-for-support program for QuickBooks users. The program reflects our belief that high-quality customer support tailored to the specific requirements of small businesses can be a profitable and strategically important business while helping us to control technical support costs. During fiscal 1999, we continued to expand and improve the quality of the services provided, and as a result it has become a growing source of incremental recurring revenue for the Small Business Division.

Financial Supplies. We offer a range of financial supplies designed for use with our small business and consumer finance desktop software products. Supplies include professional-quality paper checks, envelopes, invoices, business forms, deposit slips and rubber stamps. During fiscal 1998, we launched a supplies website to enable customers to order supplies online, which has reduced order fulfillment costs and increased customer satisfaction. During fiscal 1999, approximately 18% of supplies orders were generated by the website.

In September 1995, we entered into an exclusive five-year contract with John H. Harland Co. to print all of our checks and other imprinted products. These products accounted for about 60% of our supplies revenue in fiscal 1999. We believe our relationship with Harland is strong, and the financial terms of the contract are favorable to Intuit. However, if there are any problems with Harland's performance, it could have a material negative impact on sales of supplies and on Intuit as a whole. In addition, since the contract will terminate in September 2000, Intuit will need to either renegotiate terms with Harland or enter into a relationship with another vendor during the next year.

TAX DIVISION

Personal Tax Software. Our TurboTax (for Windows) and MacInTax(R) (for the Macintosh) desktop products are designed for individual consumers who prepare their own tax returns. Our tax products are designed to be easy to use, but sophisticated enough for complicated tax returns.

Web-Based Personal Tax Preparation and Electronic Filing Services. Our WebTurboTax interactive tax preparation solution allows individual taxpayers to prepare their federal and state income tax returns entirely online, with essentially all of the functionality of our TurboTax desktop software. During the 1998 tax season, WebTurboTax was offered directly by Intuit, as well as on a co-branded basis by over 100 financial institutions. Users of our desktop and web-based tax preparation software can file their federal (and many state) tax returns electronically through our proprietary electronic filing center. Demand for online tax preparation and electronic filing increased dramatically during fiscal 1999. While we believe that the increasing popularity of the Internet will provide future revenue growth opportunities for these Internet-based tax offerings, there are also risks. See MD&A, page 29 for details about some of these risks.

During the 1998 tax year, we initiated the Quicken Tax Freedom Project, a philanthropic public service initiative under which we provided online tax preparation and electronic filing services at no charge to federal and state tax filers with adjusted gross incomes of $20,000 or less. We plan to expand the scope of this program during the 1999 tax year to include anyone who files a Form 1040EZ.

Professional Tax Software. Our ProSeries and Lacerte tax products are designed for tax professionals who prepare individual, business, estate, trust and gift tax returns for their individual and business clients. Customers can elect to license professional tax products for a single fee for unlimited annual use or to use them on a "pay-per-return" basis. ProSeries and Lacerte customers can electronically file their returns through our proprietary filing services. We believe our ProSeries and Lacerte product lines provide complementary solutions for differing practitioner preferences, with our ProSeries products emphasizing ease-of-use and data entry on government form facsimiles, and the Lacerte products emphasizing efficiency and customer-tailored data sheet entry. See Note 3 of the financial statements for more details about our June 1998 acquisition of Lacerte.

CONSUMER FINANCE DIVISION

Quicken Software. Our Quicken desktop software products help users organize, understand and manage their personal finances by providing easy methods for recording and categorizing various types of financial transactions. Quicken enables customers to reconcile bank accounts, record credit card transactions, and track cash, investments, mortgages and other assets and liabilities. Our Quicken 2000 products, which were launched in August 1999, incorporate a number of Web integration features, such as direct links to Quicken.com, an embedded Web browser, online banking and bill payment functions, and a feature that allows customers of participating brokerage firms to download brokerage account data and execute securities trades through their broker's website. The product line includes a bundled product called Quicken Financial Suite, which includes Quicken Deluxe, TurboTax Deluxe federal, TurboTax state and Quicken Family Lawyer products.

Quicken.com, QuickenMortgage and Quicken InsureMarket. Quicken.com is our personal finance website. It enables customers to automate financial management tasks and make better financial decisions by giving them software tools, resources and objective information about a variety of personal finance topics, in a single online destination. Quicken.com includes "channels" for Home/Mortgage, Insurance, Investments, Taxes, Banking and Credit and other financial areas, and includes prominent links to our online mortgage and insurance marketspaces (described below). Quicken.com content is created by Intuit as well as by third party publishers and financial experts. We do not currently charge customers a fee to access Quicken.com, but we receive revenue from financial institutions and other companies that advertise and/or sell their products or services on Quicken.com.

Our QuickenMortgage site provides a variety of tools and services relating to home mortgages and allows consumers to shop for mortgages online. Users can currently pre-qualify and apply for mortgages from 17 lenders nationwide. We receive initial implementation fees, ongoing annual participation fees and transaction-based fees (for origination services) from participating lenders. Some lenders also pay us fees for data processing and other administrative services. On October 7, 1999, we announced that we had reached a definitive agreement to acquire Rock Financial Corporation, a leading provider of online consumer mortgages through Rockloans.com. If completed, this acquisition will allow us to provide customers the speed, efficiency and convenience of Internet-based mortgage lending, as well as the ability to work directly with an experienced lending team during every step of the process. Rock will perform loan processing functions similar to those that are currently provided by Mortgage.com under a Distribution, Marketing, Facilities and Services Agreement with Intuit. This agreement with Mortgage.com will be terminated and phased out over the next twelve months. The acquisition is subject to a variety of closing conditions, including approval by Rock's shareholders. See MD&A, page 31, and
Note 19 of the financial statements.

Our Quicken InsureMarket site enables customers to educate themselves about, and shop for, insurance products online. Users can currently receive real-time quotes and apply for term life insurance from 10 national carriers. Real-time auto insurance quotes are currently available in 33 states (about 80% of the U.S. population), and on-line purchase for auto insurance is available from 3 carriers in 24 states (51% of the population). Quicken InsureMarket is currently the only online insurance site that allows customers to purchase from multiple auto insurance carriers online. We receive initial implementation fees, ongoing annual participation fees and transaction-based fees (for referrals and purchases) from participating carriers, and some carriers also pay us fees for data processing and other administrative services.

We believe the long-term success of Quicken.com will depend on our ability to increase our customer base as quickly as possible, get greater participation by financial institutions and expand the depth and breadth of offerings on the site. We believe that the investments channel is the most important site for increasing participation by financial institutions, since it tends to attract relatively more affluent, financially savvy consumers that financial institutions are targeting for their products and services. Accordingly, expansion of the investments channel content, both through internal development and the acquisition of third party content and technology, has been and will continue to be a high priority.

Although we have devoted significant resources to expanding our marketspaces, our investments channel and other areas of Quicken.com (both through internal development efforts and through acquisitions and strategic relationships), we still face many risks and challenges. For example, we have established important distribution relationships, such as our relationships with Excite@Home, America Online and others, to help us continue to increase traffic and related revenue. We also have important relationships with a number of third parties to provide content on our websites to attract customers. Our distribution relationships require us to make significant financial commitments to these companies. In addition, due to the constantly evolving business environment in which our Internet businesses operate, we may be required to adapt some of our important business relationships in order to continue benefiting from those relationships. As another example of risks we face, we rely on a single third party technology provider to facilitate the electronic communications among lenders, customers and our QuickenMortgage site. Failure by that party to perform these services would require us to discontinue certain aspects of our mortgage service until an alternative service provider could be located. This would have a serious negative impact on the performance of the QuickenMortgage marketspace. In addition, although we experienced a significant increase in our volume of closed loans during fiscal 1999, the mortgage business is interest-rate sensitive. As interest rates have risen during the past six months, the number of closed loans per month has declined about 25% from its peak and the number of applications per month has declined about 15% from its peak. If interest rates continue to rise, this will most likely continue to impact the volume of closed loans and applications. This impact could be exacerbated if we complete our proposed acquisition of Rock Financial. See MD&A, page 31, and Note 19 of the financial statements. The progress of auto insurance offerings on our InsureMarket site has been hampered by the complexity of connecting to multiple insurance carriers with various computer systems, the complexity of dealing with insurance regulations in 50 states, and other challenges involved in working with large insurance companies.

Total Quicken.com page views for the month of July 1999 were up approximately 78% compared to July 1998. While page view growth has been strong, traffic volumes can vary significantly from month to month due to seasonal trends, site performance, the timing of launches, competitors' activities and other factors. The continued expansion and customer utilization of Quicken.com will require improvements in site performance, and in the scalability and reliability of the underlying technology. Like almost all companies doing business on the Internet, we experience occasional system outages. For example, during July 1999, customers were unable to access the portfolio tracking features on the site for several days. Lengthy and/or frequent service interruptions may cause us to lose a significant number of customers in the short-term, and damage our reputation over the longer-term. In order to continue expanding our Quicken.com customer base, we may need to significantly increase our marketing expenses, particularly given the competitive environment and the resources and marketing efforts of some of our competitors.

Online Transactions. Quicken includes an online banking feature that allows users to download transaction and account information from participating financial institutions directly into their Quicken accounts. We also offer online bill payment through Quicken, with services provided by Checkfree Corporation or participating financial institutions. During fiscal 1999, we began offering a beta test version of online bill payment and presentment through Quicken.com. The service was developed and is owned by a joint venture in which Intuit is a participant, and is offered on Quicken.com through a licensing arrangement with the joint venture. See Note 5 of the financial statements for more information about the joint venture. Online transaction revenues come primarily from advertising and marketing fees paid by participating financial institutions.

In addition to these revenue-generating activities, one of the primary goals of our online transactions business is to promote the adoption of an Internet-based electronic communications link between our software products and financial institutions. This link is based on a communications standard called Open Financial Exchange(TM), which we refer to as "OFX." While we believe that OFX is the right strategic approach for us, we face risks and challenges in implementing it. Financial institutions may not implement OFX as rapidly as we would like, or they may adopt alternative connectivity standards that do not support interoperability with OFX. If competing standards are adopted and supported by financial institutions, we may need to incur significant expenses to alter our products.

INTERNATIONAL DIVISION

Our International Division is divided into three regions: Japan, Europe and Asia/Pacific. The performance of our international operations during the past several years has been disappointing. In response, we have restructured certain operations to make them more efficient, we have narrowed our strategic focus to fewer products (primarily small business products) in fewer markets, and we recently entered into a comprehensive third party development, marketing and distribution arrangement in Germany. With our new focus on small business products in selected larger markets, we are devoting fewer resources to consumer finance and tax products, and to smaller geographic markets. See MD&A, page 31, for a discussion of the potential impact of these changes on the financial performance of our international operations.

Japan Region. Our Japanese subsidiary currently offers small business products developed by Milkyway KK (acquired in January 1996) and Nihon Micom (acquired in March 1997) that address the upper and middle segments of the small business market in Japan, as well as a localized version of QuickBooks, which we launched in fiscal 1999, that is targeted at the lower end of the small business market.

Europe Region. We serve selected European markets and South Africa with localized versions of our products through our office in the United Kingdom, and through a distribution relationship in Germany. During fiscal 1999, we entered into a localization, manufacturing, licensing and distribution arrangement with Lexware (a subsidiary of Rudolf Haufe Publishing), a leading business software company in Germany, under which Lexware will develop and market products and services for Intuit in Germany under the Intuit brand beginning in fiscal 2000.

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

Special Risks for International Operations. Conducting business internationally involves many risks, including longer accounts receivable collection cycles; difficulties in managing operations in different locations; unanticipated changes in foreign regulatory requirements; potential volatility in the political and economic conditions of foreign countries; fluctuations in foreign currency exchange rates; and additional challenges in the product development process. For example, the economic situation in Japan had a negative impact on international revenue and profits during fiscal 1998 and 1999. We introduced our first release of QuickBooks in Japan in September 1998 in an effort to target a lower-priced market than our other small business products reach in Japan. However, the overall market for small business products and services in Japan continues to suffer. Also, developing and localizing products for foreign markets involves more risk, and is more time-consuming and costly than developing products for the U.S. market. Delays or other problems in product launches may be more likely because of these factors, and they can impact our financial performance. For example, we experienced product launch delays in Germany in fiscal 1998 and fiscal 1999, which contributed to revenue declines in certain quarters.

                               PRODUCT DEVELOPMENT

We seek to design products and services that will appeal to our large existing customer bases as well as to new customers. For existing customers we focus on both upgrades of products they already own, as well as complementary products and services that can drive additional, and often recurring revenue, from our core products. Examples of incremental revenue sources include financial supplies and online payroll services for our QuickBooks customers, electronic filing and state tax products for our TurboTax customers, and supplies and Quicken.com marketspaces for our Quicken customers. While much of our product development is done internally, we supplement our internal development efforts by acquiring strategically important products and technology from third parties, or establishing other relationships that enable us to expand our business more rapidly.

During the past few years, we have devoted significant resources to developing and expanding new products and services, including our multi-user QuickBooks Pro product, the QuickenMortgage and Quicken InsureMarket marketspaces, the QuickBooks Online Payroll service, and online tax preparation and electronic tax filing. Our total research and development expenses as a percentage of net revenue were approximately 16% in fiscal 1997, 18% in fiscal 1998 and 17% in fiscal 1999.

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

The expansion of our Internet-based products and services has had a significant impact on our development process. Our desktop software products tend to have a fairly predictable, structured development cycle of about 12-24 months. Once new products are released, they generally are not modified (except to fix bugs) until the next scheduled product upgrade. The development process for Internet-based products is much more rapid, much less predictable, and has much shorter development cycles. In addition, Internet-based products and services must incorporate technology to address customer concerns about privacy and security. Getting products and services launched quickly is crucial to competitive success, but this time pressure may result in lower product quality. Once launched, Internet-based offerings must be continuously and rapidly updated to incorporate changing technology and customer demands, as well as to fix bugs.

The development of tax preparation software presents a unique challenge because of the demanding annual development cycle required to incorporate tax law changes each year. Tax law changes also affect our tax table service and our online payroll service. We can't predict how complex the tax law changes will be each year, when the changes will be made, or when the tax forms that we include in our products will be available from the IRS and state tax agencies. The rigid development timetable increases the risk of errors in the products. Although tax product quality has been high in recent years, any major defects could lead to negative publicity, customer dissatisfaction and incremental operating expenses. We guarantee the accuracy of the tax calculations performed by all of our personal tax products and we reimburse any penalties and interest paid by consumer customers to the Internal Revenue Service or any state tax agency solely as a result of miscalculation on a form prepared using our personal tax products. If these products contain a calculation error affecting a significant number of consumer customers' returns, we could be subject to liability claims and be required to make substantial payments.

The rigid development timetable for tax products also increases the risk of a product launch delay. Since the tax return preparation season is brief, it is imperative that we release tax products as early as possible. Although we have been successful in recent years in getting products to market in a timely manner, a late release in any year could cause our current and prospective customers to choose a competitive product for that year's tax season. This would result in lost revenue in the current year and would make it more difficult for us to sell our products to those customers in future tax seasons.

                        MARKETING, SALES AND DISTRIBUTION

MARKETS

The markets that we compete in, particularly in the Internet area, are characterized by rapidly changing customer demands, continuous technological changes and improvements, shifting industry standards and frequent new product introductions by other companies. In particular, the Internet has greatly enhanced the ability of customers to make product and price comparisons, shifting more power to consumers. Market and industry changes can quickly render existing products and services obsolete, so our marketing success depends on our ability to respond rapidly to these changes with new or enhanced products and services, new distribution methods, different competitive strategies and other appropriate changes to the way we do business.

RETAIL DISTRIBUTION

We market our desktop software in North America through traditional retail software outlets, computer superstores, office and warehouse clubs and general mass merchandisers. The only retailer or distributor that accounted for more than 10% of our net revenue during the past three fiscal years was Ingram Micro Inc. (12% in fiscal 1997, 15% in fiscal 1998 and 16% in fiscal 1999). As part of our retail sales efforts, we often offer rebates to distributors and retailers, as well as to consumers, to stimulate demand.

During fiscal 1998 and 1999, our personal tax business benefited from particularly strong relationships with major retailers. However, during the past few years, there has been increasing consolidation among retailers, and we expect this consolidation trend to continue. Consolidation has resulted in a number of large retailers with significant bargaining power. This has made it challenging for us to negotiate financially favorable terms with retailers. We expect to face even greater challenges in negotiating retail relationships in fiscal 2000 and beyond, particularly given Microsoft's expected entrance into the personal tax market. See "Competition," on pages 14-16.

There is an increasing number of companies competing for access to the distribution channels we use. Our arrangements with our distributors and retailers may be terminated by either party at any time without cause. Retailers typically have a limited amount of shelf space and promotional resources, for which there is intense competition. Any termination or significant disruption of our relationship with any of our major distributors or retailers, or a significant reduction in sales volume attributable to any of our principal resellers, could result in a significant decline in our net revenue. Also, the bankruptcy, deterioration in financial condition or other business difficulties of a distributor or retailer could impact our ability to collect our accounts receivable from the affected party, which could have an adverse effect on our operating expenses if uncollectable amounts exceed the bad debt reserves we have established.

We also have OEM, or original equipment manufacturer, relationships with hardware and software manufacturers who combine our products with their products and sell them to retailers and consumers. Although OEM sales often generate little revenue (due to low pricing for OEMs) and reduce operating margins in the short term, they are strategically important because they are a good source of new customers. We have historically used OEM arrangements extensively for our Quicken software. We began selling QuickBooks through OEM channels during fiscal 1999, and expect to expand our OEM distribution channel for the small business accounting market.

In Japan, Europe and other international markets, we rely on distributors, value-added resellers ("VARs") and OEMs, who sell products into the retail channel. In Japan, we expect that our shift in focus to the lower end of the small business accounting market will require us to strengthen our direct relationships with retailers, which will present challenges.

DIRECT DISTRIBUTION

We believe that direct sales campaigns are an effective way to generate software orders, stimulate retail demand and generally increase consumer awareness of our products. We use targeted direct-mail and telephone solicitations, direct-response newspaper and magazine advertising, and television and radio advertising to encourage direct sales and to boost overall product launch results. Direct sales frequently generate significantly higher revenue per unit than retail sales, but this also means that aggressive retail pricing (such as we have seen in the personal tax area) can harm direct sales efforts. During fiscal 1999 we developed a corporate/franchise direct sales program for our QuickBooks product line to make QuickBooks products available to many individual users under a corporate or franchise license.

Direct marketing campaigns are one of the most effective ways to encourage software upgrades and the purchase of new products and services by existing customers. Our customer database is one of our most valuable assets, providing a powerful tool for cross-selling products and services and driving traffic to our Internet marketspaces.

Almost 50% of our registered Quicken and QuickBooks customers have also purchased other products and services from us.

Direct sales make up a significant portion of total desktop software revenue. In addition, some of our products and services, including financial supplies, QuickBooks Support Network and payroll services, are sold only through direct channels.

ELECTRONIC ORDERING AND DISTRIBUTION

Electronic ordering is quickly becoming a preferred way of buying software for many of our customers. Electronic ordering and delivery are convenient for customers and more cost-efficient for Intuit. Currently we have a consumer store (QuickenStore.(SM)com), a site devoted to small businesses (IntuitMarket.com) and a service web site linked to both commerce sites. Electronic delivery has been a particularly effective method of distribution for our TurboTax state tax preparation products. Customers can also order financial supplies through IntuitMarket.com. During fiscal 1999, approximately 6% of our total net revenue was generated by products ordered and/or delivered electronically, compared to only 2% in fiscal 1998, and we expect this percentage to increase substantially in fiscal 2000.

ADVERTISING AND SPONSORSHIP SALES

A small but increasing portion of our revenue comes from the sale of advertising and sponsorships on Quicken.com, as well as advertising within our desktop products. These types of revenue require skills associated with media and services sales, which have not historically been a core competency of Intuit, and which are different from the skills required for sales of desktop software through traditional retail and direct distribution channels.

PRODUCT RETURNS

Like most software companies, we have a generous return policy for our distributors and retailers, although we encourage them to make returns promptly. We have an unconditional return policy for direct customers. We establish reserves for product returns in our financial statements, based on estimated future returns of products, taking into account promotional activities, the timing of new product introductions, distributor and retailer inventories of our products and other factors. In the past, returns have not generally exceeded the reserves we have established for them. However, if in the future retail sell-through of a major product falls significantly below expectations, or if competitors' promotional or other activities result in increased product returns, returns could exceed the reserves established for them and could cause our net revenue to decline. In addition, the rate of product returns could increase as other changes in our distribution channels occur or existing products become obsolete.

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

                                   COMPETITION

OVERVIEW

We face intense competition from many companies in almost all of our business areas, both domestically and internationally. Many of our competitors have significantly greater financial, technical and marketing resources than we do. The most important competitive factors for our desktop software are product features, ease of use, quality and reliability, brand name recognition, timing of product launches compared to competitors (particularly for tax products), price, access to distribution channels and quality of technical support services. For our Internet products, the most important competitive factors are speed in getting new products to market, the ability to distribute them effectively (i.e., generate significant website traffic), brand name recognition, product features and ease of use. We believe we compete effectively on most of these factors, as our three principal desktop software products (Quicken, QuickBooks and TurboTax) are the leading products in their respective markets, and our Quicken.com site is one of the top personal finance sites as measured by reach statistics published by Media Metrix. However, we always face the risk that competitors will introduce better products and services, reduce prices, gain better access to distribution channels, increase advertising (including advertising targeted at Intuit customers), and release new products before we do. Any of these events (particularly any prolonged price competition) could result in lower net revenue and/or lower profitability. They could also affect our ability to keep existing customers and acquire new customers, which is particularly important for our Internet products.

SMALL BUSINESS DIVISION

The major domestic competitor for our small business accounting software is currently Peachtree Software, which was recently acquired by Sage Group PLC, a major accounting software competitor in the United Kingdom and Germany. We also face potential competition from web-based accounting software being developed by competitors. Despite competitive pressures, according to statistics published by PC Data, QuickBooks accounted for more than 80% of retail dollar sales of small business accounting software from August 1998 through July 1999.

Our QuickBooks Online Payroll service, as well as CRI's payroll service, compete with traditional payroll services offered by a number of companies, including Paychex and ADP, as well as with online payroll services. Because of the efficiency of Intuit's Internet-delivered, accounting software-connected payroll service, we can sell payroll services for significantly less than the price of traditional services. If more competitors begin offering online payroll services, we would expect increasing price competition.

Our financial supplies business competes with a number of business forms companies, such as New England Business Services and Deluxe Business Systems, as well as with direct mail check printers and banks and, more recently, a number of small-scale Internet-based printing companies. In addition, our QuickBooks products have some features (such as customizable invoicing) that compete with our supplies products. Also, online bill payment services and online payroll services with direct deposit capabilities (including services offered by or through Intuit) offer a competitive alternative to printed checks. Significant competitive factors for the supplies business include ordering convenience, distribution channels, product quality, speed of delivery and price. We believe we compete effectively in most of these areas, but we have experienced increased pricing pressures from many of our competitors. While we have been able to offset some of the impact of price competition by improving operational efficiencies and customer service, continuing price pressures could negatively affect revenue and profitability for our supplies business.

TAX DIVISION

In desktop personal tax software, our major domestic competitor is currently H&R Block, the makers of TaxCut software. Competition has been intense, and increasing, over the past several years. Our share of retail sales declined during fiscal 1999, to approximately 70%. However, our decision to compete less aggressively on price allowed us to improve the profitability of our personal tax business. We expect competition to remain fierce during fiscal 2000, particularly with Microsoft's expected entrance into this market during the upcoming tax season. Microsoft is a formidable competitor. Although its presence in the personal tax market may stimulate overall growth in the market, it may also lead to intense pricing pressures, and could adversely impact our ability to negotiate advantageous terms with major retailers.

The web-based tax preparation market is a new market, and we expect the competitive landscape to shift rapidly as more competitors enter the market. In August 1999, we acquired SecureTax.com, which provides online tax preparation and electronic filing services. There may be further consolidation as competitors seek to establish solid positions quickly.

The professional tax preparation software marketplace is very competitive. Our largest competitors in the U.S. are Commerce Clearing House (CCH), with its Computax product line, and RIA, with its Fast Tax and Creative Solutions offerings. In the past, professional tax software providers have been highly fragmented, but recent years have seen substantial consolidation. We believe our acquisition of Lacerte in June 1998 improves our competitive position in professional tax.

Federal and state tax agencies have taken an increasingly active role in encouraging taxpayers to use electronic tax preparation and filing services. These services are increasingly available through the private sector. For example, during the 1998 tax year, Intuit's Quicken Tax Freedom Project donated online tax preparation and filing for taxpayers with $20,000 or less of income, and we expect to expand the program for the 1999 tax year. However, the Internal Revenue Service and various state tax agencies may still take additional steps to provide government-subsidized tax preparation and filing services. Future regulatory and legislative activity in this area may impact Intuit's competitive position, as well as others in the tax preparation industry.

CONSUMER FINANCE DIVISION

In desktop consumer finance software, Microsoft is currently our primary domestic competitor. Quicken competes directly with Microsoft Money, which is aggressively promoted with free product offers through various distribution channels, and with advertising targeted at Quicken users. These competitive pressures, as well as other factors, have negatively affected Quicken revenue and profitability, particularly during fiscal 1997, when Quicken revenue declined by over 20%. During fiscal 1998 and 1999, Quicken revenue and profitability have improved significantly from fiscal 1997 levels with only a slight decline in our competitive position as measured by retail market share (see MD&A, page 30). According to statistics published by PC Data, Quicken accounted for an average of over 80% of monthly retail dollar sales for personal finance software from August 1998 through July 1999, but we expect competitive pressures to continue.

There are many competitors for our other consumer finance products and services, particularly for our Internet products. We expect that competition will increase as we expand our offerings, and as more companies are able to expand their businesses onto the Internet because of the low barriers to entry in many areas. Our Quicken.com site competes for traffic with online financial publishers and the financial areas on numerous online services such as Yahoo!, as well as financially-oriented websites such as Microsoft's Money Central. We also face increasing competition from financial institutions that are developing their own financial software and websites - including companies that currently purchase advertising from us. Our mortgage and insurance marketspaces compete primarily with smaller companies with a very narrow product focus, although Microsoft is also a competitor in the mortgage area. For example, QuickenMortgage competes with E-LOAN, Mortgage.com and IOwn, and Quicken InsureMarket competes with Insweb and Quotesmith. Several of our marketspace competitors have recently raised capital in initial public offerings and have funds to expand and accelerate their product development and marketing efforts. This could increase the competitive environment. In addition, in connection with a product development joint venture established by Intuit and certain private investors, we have agreed with the joint venture not to compete in certain areas of Web-based personal finance until May 2008. See "Special Risks for Internet-Based Products and Services," on pages 5-6, for a discussion of additional competitive risks for our Internet offerings.

INTERNATIONAL DIVISION

In the small business accounting software market in Japan, our primary competitors are OBC, PCA and Sorimachi. In Europe, we face competition from The Sage Group PLC (based in the United Kingdom) and Microsoft in the small business market. Strong competition in this market may have a more significant impact on our international business in the future, as the focus of our business in Europe is shifting more towards the small business market. We have a number of competitors in international tax, including TaxCalc in the United Kingdom. Microsoft is also a competitor in the consumer finance area.

                     CUSTOMER SERVICE AND TECHNICAL SUPPORT

We provide customer service and technical support by telephone (including automated voice response systems), fax, electronic mail and the Web. We have a full-time customer service and technical support staff that is supplemented by seasonal employees and outsourcing during periods of peak call volumes (such as during the tax return filing season, or shortly after a major product launch). Despite our efforts to adequately staff and equip our customer service and support operations, during peak periods we cannot respond promptly to all customer requests for assistance. During fiscal 1999, certain customers experienced significantly longer than expected "hold" times for customer service and/or technical support because our staffing was inadequate to handle higher than anticipated call volume. We may also have an unusually high volume of requests, and be unable to respond promptly, if large numbers of customer order shipments are delayed or if our products have bugs. When we experience customer service and support problems, they can adversely affect customer relationships and our financial performance. See MD&A, pages 33-34.

During the past few years, we have focused on developing support capabilities that can supplement, or in some situations replace, telephone service and support. For example, customers who are connected to the Internet can use our website to get answers to commonly asked questions, check on the status of a product order and receive bug fixes electronically. Alternative service and support methods are less expensive for us and are often more efficient and effective for customers as well. These programs, combined with a recent consolidation and restructuring of our technical support facilities, have allowed us to make significant improvement in the efficiency of our service and support operations. See MD&A, page 33.

Beginning in fiscal 1996, we started to institute fee-for-support programs for QuickBooks and for older versions of Quicken. We expanded these programs during the past three fiscal years, eliminating support for older versions of some products and, in fiscal 2000, charging for support on current products (other than for installation or product bug issues). Revenues from our fee-for-support programs have grown rapidly but they have not been a significant portion of total net revenue to date. However, the programs have helped to control technical support costs. In addition, as we expand the QuickBooks Support Network to provide higher-quality support tailored to the specific requirements of small businesses, we believe our customer support operations can become an important source of recurring revenue.

                           MANUFACTURING AND SHIPPING

The major steps involved in manufacturing desktop software are duplicating disks and CDs, printing manuals and boxes, and assembling and shipping the final products. We outsource most of these tasks to vendors who are required to follow our strict quality guidelines. We have a small in-house manufacturing and shipping facility to handle low-volume products, and to handle shipments for direct sales. In August 1999 we entered into a manufacturing and distribution agreement with Modus Media International, Inc. that will cover all outsourced aspects of the fiscal 2000 retail launches of Quicken, QuickBooks and TurboTax. Modus has provided similar services to us on a more limited scale in the past, and has operations in multiple locations to provide redundancy. While we believe that using a single vendor for our three primary retail product launches will improve the efficiency and reliability of our product launches, reliance on one vendor can have severe negative consequences if the vendor fails to perform for any reason.

We have multiple sources for all of our raw materials and availability has not been a problem for us. Prior to major product releases, we tend to have significant levels of backlog, but at other times backlog is minimal and we normally ship products within a week of receiving an order. Because of this fluctuation in backlog, we believe that backlog is not an important measure of future sales.

                              GOVERNMENT REGULATION

Some of our products and services are regulated businesses under federal or state laws that do not apply to most software companies. We offer several regulated products and services through separate subsidiary corporations. Intuit's Quicken Investment Services, Inc. subsidiary (or "QISI") is registered as an investment adviser with the SEC and is subject to certain state regulatory laws as well. QISI is responsible for certain of the investment-related features in our products and services. The business activities of Interactive Insurance Services, Inc. ("IIS"), which operates the Quicken InsureMarket website, are subject to state insurance regulations. Intuit's QuickenMortgage service is offered by a subsidiary called Intuit Lender Services, Inc. (or "ILSI"), which is subject to state mortgage and loan broker regulations. Establishing and maintaining regulated subsidiaries requires significant financial, legal and management resources. If the subsidiaries fail to comply with applicable regulations, they could face liability to customers and/or penalties and sanctions by government regulators. In addition, federal and state regulations may restrict the business practices of these subsidiaries in a variety of areas, including advertising and distribution arrangements.

Our Quicken products allow customers of participating brokerages to trade securities through their broker's website. Quicken InsureMarket may expand our site to include other insurance products, such as variable annuities, that are considered "securities" under federal and state laws. We believe we have structured these services in a way that does not subject Intuit to direct government regulation. However, it is possible that these services, or other services we may offer in the future, may be regulated under federal and/or state securities broker-dealer laws or other regulations. We continually analyze new business opportunities, and any new businesses that we pursue may require additional costs for regulatory compliance.

Various Intuit products contain powerful encryption technology. Government regulations currently prohibit this technology from being exported outside of the United States and Canada. Some agencies of the federal government are seeking to relax export laws, but others are seeking to tighten export restrictions on software containing encryption technology. These regulations may harm international sales of our desktop software as well as our ability to provide the level of security customers are seeking in Internet-based products and services on a worldwide basis.

                              INTELLECTUAL PROPERTY

We rely on a combination of copyright, patent, trademark and trade secret laws, and employee and third-party nondisclosure and license agreements, to protect our software products and other proprietary technology. While our proprietary technology is important, we believe our success depends more heavily on the innovative skills and technical competency of our employees. We do not have significant copy-protection mechanisms in our software because we do not believe they are practical or effective at this time. Current U.S. laws that prohibit copying give us only limited practical protection from software "pirates," and the laws of many other countries provide very little protection for our copyright property. Policing unauthorized use of our products is difficult, expensive and time-consuming and we expect that software piracy will be a persistent problem for our desktop software products. In addition, the unique technology of the Internet may tend to increase, and provide new methods for, illegal copying of the technology used in our desktop and Internet-based products.

We consider our principal trademarks (including Intuit, Quicken, QuickBooks and TurboTax) to be important assets and have registered these and other trademarks and service marks in the U.S. and many foreign countries. The initial duration of trademark registrations varies from country to country and is 10 years in the U.S. Most registrations can be renewed perpetually at 10-year intervals.

We do not own all of the software and other technologies used in our products and services, but we have the licenses from third parties that we believe are necessary for using that technology in our current products. It may be necessary to renegotiate with such third parties for inclusion in any new versions of our current products or any new products. Such third party licenses may not be available on reasonable terms, or at all. We do not believe that our products, trademarks and other proprietary rights infringe anyone else's proprietary rights. However, other parties occasionally claim that features or content of our products, or our use of certain trademarks, may infringe their propriety rights. Past claims have not resulted in any significant litigation, settlement or licensing expenses, but future claims could. Third parties may assert infringement claims against us in the future, and claims could result in costly litigation or require us to obtain a license to intellectual property rights of third parties. Third party licenses may not be available on reasonable terms, or at all.

                                    EMPLOYEES

As of September 30, 1999, Intuit and its domestic subsidiaries had about 3,675 full-time employees, and our international subsidiaries had about 350 full-time employees. We believe our future success and growth will depend on our ability to attract and retain qualified employees in all areas of our business. We don't have any collective bargaining agreements with our employees, and we believe employee relations are generally good. We do not have any key person life insurance, and we do not have employment agreements with any employees that can insure continued service. Although we believe we offer competitive compensation and a good working environment, we face intense competition for qualified employees. Like many of our competitors, we have had difficulties during the past few years hiring and retaining employees.

ITEM 2
PROPERTIES

Our principal offices are located in Mountain View, California. We also lease office and manufacturing space in Palo Alto and San Diego, California. We lease our Mountain View facilities (currently occupying about 270,000 square feet) under leases with staggered eight-year terms that we entered into in November 1994. Since December 1995, we have been in the process of moving our Palo Alto operations to Mountain View in stages. The move is expected to be completed over the next year. In June 1996, we relocated our San Diego operations to new offices (approximately 140,000 square feet) under a "build-to-suit" lease. During fiscal 1999, a 71,000 square foot second building (including a computer center) was constructed under the San Diego build-to-suit lease. Intuit also has a 60,000 square foot manufacturing and distribution facility in San Diego. See
Note 8 of the financial statements for information about our lease commitments.

We also own facilities in Fredericksburg, Virginia, and we lease or own facilities in a number of other locations, including Tucson, Arizona (for customer service call centers), Alexandria, Virginia (where our IIS subsidiary is located), Dallas, Texas (where our Lacerte subsidiaries are located), Reno, Nevada (where the headquarters for our CRI subsidiary are located) and in Canada, England and Japan. During fiscal 1999, two buildings were completed under a "build-to-suit" lease totaling approximately 135,000 square feet on property located in Tucson, Arizona. In fiscal 1999, a 45,000 square foot customer service and technical support facility was constructed on property owned by Intuit and located in Fredericksburg, Virginia.

We believe our facilities are adequate for our current and near-term needs and that we will be able to locate additional facilities as needed.

ITEM 3
LEGAL PROCEEDINGS

Intuit is currently a defendant in the following two consolidated class action lawsuits alleging that certain of its Quicken products have on-line banking functions that are not Year 2000 compliant: (1) In re Intuit Inc. Year 2000 California Litigation (consolidated in Santa Clara County, California Superior Court from Alan Issokson v. Intuit Inc. (filed April 29, 1998 in the Santa Clara County, California Superior Court); Joseph Rubin v. Intuit Inc. (filed May 27, 1998 in the Santa Clara County, California Superior Court); Donald Colbourn v. Intuit Inc. (filed June 4, 1998 in the San Mateo County, California Superior Court)); and (2) In re Intuit Inc. Year 2000 Litigation (consolidated in the New York Supreme Court, New York County from Rocco Chilelli v. Intuit Inc. (filed May 13, 1998 in the New York Supreme Court, Nassau County); Glenn Faegenburg v. Intuit Inc. (filed May 27, 1998 in the New York Supreme Court, New York County); and Jerald M. Stein v. Intuit Inc. (filed June 23, 1998 in the New York Supreme Court, New York County)). The lawsuits are substantively similar. The lawsuits assert breach of implied warranty claims, violations of federal and/or state consumer protection laws, and violations of various state business practices laws. The plaintiffs seek compensatory damages, disgorgement of profits, and (in some cases) attorneys' fees. See MD&A, page 36, for a discussion of Intuit's status and plans with respect to Year 2000 compliance.

On June 23, 1998, Intuit filed a demurrer in the Issokson complaint. In August 1998, our motion was granted but the plaintiff was provided an opportunity to amend the complaint to allege injury. Issokson, Rubin and Colbourn filed a consolidated amended complaint on October 9, 1998. Intuit filed a demurrer to the amended complaint on November 9, 1998. The court sustained Intuit's demurrer on January 27, 1999, dismissing the contract and fraud claims with prejudice and granting a leave to amend on plaintiffs' injunction and unfair business practices claim. On February 26, 1999, Issokson, Rubin and Colbourn filed a Second Amended Complaint alleging that Intuit has engaged in unfair business practices and seeking injunctive and equitable relief. Intuit filed demurrers to the Second Amended Complaint's only remaining claims and class allegations, which were sustained with leave to amend by the court on May 7, 1999. The plaintiffs filed a Third Amended Complaint and Intuit filed a demurrer in response to it, seeking dismissal of the complaint. We believe we have good and valid defenses to the claims asserted, and we intend to vigorously defend against the lawsuit.

We have also filed motions to dismiss in the New York actions and on December 1, 1998, the court granted our motion to dismiss all the New York actions with prejudice. Plaintiffs have filed a Notice of Appeal.

Intuit also understands that, sometime in the past year, a suit was filed in the Contra Costa County, California Superior Court by an individual consumer against various retailers, including Circuit City Stores, CompUSA, Fry's Electronics, Office Depot, The Good Guys and others, alleging that these retailers have sold software and hardware products which are not Year 2000 compliant, including at least one product published by Intuit. One of the defendants in this action, Fry's Electronics, filed a cross-complaint against various software publishers and hardware manufacturers, including Intuit, asserting a claim for indemnity in the main action. In September 1999, Fry's Electronics reached a settlement with the plaintiffs. The cross-complaint is still pending. The response to the cross-complaint is due on October 11, 1999.

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

ITEM 4A
EXECUTIVE OFFICERS OF THE REGISTRANT

The following table shows our current executive officers and their areas of responsibility. Biographies are included after the table. On September 27, 1999, William H. Harris, Jr. resigned as President and Chief Executive Officer, and Intuit's current Chairman and former President and Chief Executive Officer, William V. Campbell, assumed the role of Acting Chief Executive Officer. Mr. Campbell will assume day-to-day operations of Intuit pending selection of a new Chief Executive Officer. Mr. Harris will remain on the Board of Directors, and will assist Mr. Campbell and the Board in the search for a new Chief Executive Officer.

NAME                      AGE   POSITION
----                      ---   --------
  Executive Officers
 --------------------
William V. Campbell       59    Chairman of the Board of Directors; Acting Chief Executive
                                Officer

Scott D. Cook             47    Chairman of the Executive Committee of the Board of Directors

Eric C.W. Dunn            41    Senior Vice President and Chief Technology Officer

Alan A. Gleicher          46    Senior Vice President, Sales and International Division

Mark R. Goines            46    Senior Vice President, Consumer Finance Division

James J. Heeger           43    Senior Vice President, Small Business Division

David A. Kinser           48    Senior Vice President, Operations

Greg J. Santora           48    Senior Vice President, Finance and Corporate Services; Chief
                                Financial Officer

Raymond G. Stern          38    Senior Vice President, Strategy, Corporate Development &
                                Administration

Larry J. Wolfe            48    Senior Vice President, Tax Products Division

Catherine L. Valentine    47    Vice President, General Counsel and Corporate Secretary

Linda Fellows             51    Treasurer and Director of Investor Relations

Mr. Campbell was elected to Intuit's Board of Directors in May 1994 and currently serves as Chairman of the Board. He has served as Acting Chief Executive Officer since September 27, 1999, and he also served as Intuit's President and Chief Executive Officer from April 1994 through July 1998. Mr. Campbell was President and Chief Executive Officer of GO Corporation (a pen-based computing software company) from January 1991 to December 1993. Mr. Campbell also serves on the board of directors of SanDisk, Inc. (a computer storage devices company), Great Plains Software, Inc. (a software company) and Apple Computer, Inc. (a computer company). He is a member of SanDisk's Compensation Committee and a member of Apple's Audit Committee. Mr. Campbell holds both a Bachelors and a Masters degree in economics from Columbia University.

Mr. Cook, a founder of Intuit, has been a director of Intuit since March 1984 and is currently Chairman of the Executive Committee of the Board. He served as Intuit's Chairman of the Board from March 1993 through July 1998. From March 1984 to April 1994, he also served as President and Chief Executive Officer of Intuit. Mr. Cook also serves on the board of directors of Amazon.com, Inc. (an online merchant) and ebay Inc. (an online electronic commerce company). Mr. Cook holds a Bachelor of Arts degree in economics and mathematics from the University of Southern California and a Masters in Business Administration from Harvard University.

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

Mr. Gleicher became Intuit's Senior Vice President of Sales in March 1997 and assumed responsibility for the International Division in September 1999. He is responsible for retail, direct and OEM sales. He served as Intuit's Vice President of Sales from December 1993 to March 1997. From September 1990 until Intuit's acquisition of ChipSoft, Inc. (a tax preparation software company) in December 1993, Mr. Gleicher served as ChipSoft's President, Personal Tax Division. Mr. Gleicher has a Bachelors degree in economics and business finance from San Diego State University. He also earned a certificate from the Marketing Management Program at Stanford University.

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

Mr. Heeger became Senior Vice President of Intuit's Small Business Division in July 1997. He was also responsible for the International Division from November 1997 to September 1999. He served as Chief Financial Officer of Intuit from April 1996 to July 1997, and was Senior Vice President in charge of the Finance, Customer Services and Operations functions from July 1996 until July 1997. He served as Vice President and General Manager of Intuit's Supplies Group from December 1993 to April 1996 and served as Intuit's Vice President of Operations from August 1993 to December 1993. From September 1982 to August 1993, Mr. Heeger served in a number of marketing and operations roles at Hewlett-Packard Company. Mr. Heeger received a Bachelor of Science degree in management from the Massachusetts Institute of Technology and a Masters in Business Administration from Stanford University.

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

Mr. Santora became a Senior Vice President, Finance and Corporate Services in March 1999. He has served as Intuit's Chief Financial Officer since July 1997. He served as Vice President of Finance from November 1996 to March 1999. He joined Intuit as Corporate Controller in January 1996. From 1983 to 1995, Mr. Santora held a variety of senior financial positions at Apple Computer, Inc., including Senior Finance Director of Apple Americas from May 1992 to January 1996. Mr. Santora, who is a certified public accountant, holds a Bachelor of Science degree in accounting from the University of Illinois and a Masters in Business Administration from San Jose State University.

Mr. Stern became Intuit's Senior Vice President, Strategy, Corporate Development and Administration in March 1999. He joined Intuit in January 1998 as Senior Vice President of Strategy, Finance and Administration. Mr. Stern is responsible for all aspects of Intuit's strategic planning and business development, as well as legal and other administrative functions. Prior to joining Intuit, Mr. Stern spent over ten years with The Boston Consulting Group (a business consulting firm), where he was the partner responsible for the firm's West Coast high technology practice from May 1994 to December 1997. Mr. Stern holds a Bachelor of Science degree in mechanical engineering from Stanford University and a Masters in Business Administration from Harvard University.

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

PART II
ITEM 5
MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION FOR COMMON STOCK

Intuit's common stock began trading over the counter in March 1993 at the time of our initial public offering. It is quoted on the Nasdaq National Market under the symbol "INTU." The following table shows the range of high and low closing sale prices reported on the Nasdaq National Market for the periods indicated. Prices reflect inter-dealer prices without retail markup, markdown or commissions. On October 5, 1999, the closing price of Intuit's Common Stock was $30.38. All prices have been adjusted to reflect a three-for-one stock split effective September 30, 1999.

The market price of our Common Stock has been volatile because of many factors, including the seasonality and quarterly fluctuations in our revenue and operating results (see MD&A, pages 26-27), announcements of technical innovations, new commercial products, company or product acquisitions or the development of strategic relationships by Intuit or its competitors, changes in earnings estimates by analysts and changes in market conditions in the computer hardware and computer software industries. In addition, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated to the operating performance of the companies affected. These market fluctuations may adversely affect the market price of Intuit's Common Stock in the future.

                                              High        Low
                                             ------      -----
       FISCAL YEAR ENDED JULY 31, 1998

             First quarter.................. $11.92     $ 7.96
             Second quarter.................  13.75       9.04
             Third quarter..................  17.79      13.04
             Fourth quarter.................  22.17      15.00

       FISCAL YEAR ENDED JULY 31, 1999

             First quarter.................. $17.04     $11.40
             Second quarter.................  32.77      16.63
             Third quarter..................  36.75      25.69
             Fourth quarter.................  32.75      24.25

STOCKHOLDERS

As of October 1, 1999, we had approximately 740 record holders of our common stock, and about 36,600 beneficial holders.

ANNUAL MEETING OF STOCKHOLDERS

We recently announced that we have moved up the date of our next Annual Meeting of Stockholders, which generally is held in January, to November 30, 1999. Any stockholder who wishes to bring a proposal before the November 30, 1999, Annual Meeting of Stockholders was required to provide written notice of the proposal to our Corporate Secretary, at Intuit's principal executive offices, by October 1, 1999.

DIVIDENDS

We have never paid any cash dividends on our common stock. We currently anticipate that we will retain all future earnings for use in our business, and do not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

On May 3, 1999 we issued 866,418 shares of our common stock as partial consideration for our acquisition of Computing Resources, Inc., a leading payroll services company based in Reno, Nevada. Intuit issued these shares to CRI's two founders in connection with the merger transaction in which CRI became a wholly-owned subsidiary of Intuit. The shares issued by Intuit in this transaction were offered and sold solely to the two founders of CRI in exchange for the transfer of their entire ownership interests in CRI in the merger. The shares of Intuit common stock issued in the CRI merger were issued without registration under the Securities Act of 1933, as amended (the "1933 Act") in reliance on the exemptions afforded by Section 4(2) of the 1933 Act and/or Rule 506 of Regulation D promulgated under the 1933 Act. In relying upon the these exemptions, Intuit took into account the limited number of only two CRI shareholders, the limitation of Intuit's offering to these shareholders, the information regarding CRI, Intuit and the merger furnished to the shareholders, the representation of CRI and the two shareholders by legal counsel in connection with the transaction and representations and warranties made by CRI and its shareholders to Intuit in connection with the transaction. Intuit has filed a Registration Statement on Form S-3 covering the resale of these securities.

On August 2, 1999 we issued 299,940 shares of our common stock as partial consideration for our acquisition of Boston Light Software Corporation, a Massachusetts corporation that provides electronic commerce tools for small businesses. Intuit issued these shares to five principal stockholders in connection with the merger transaction in which Boston Light became a wholly-owned subsidiary of Intuit. The shares issued in this transaction were issued without registration under the 1993 Act in reliance on an exemption under
Section 3(a)(10) of the 1933 Act, after a hearing on the fairness of the transaction. The California Department of Corporations issued a Permit for Qualification of the Securities under Section 25121 of the California Corporate Securities Law of 1968.

--------------------------------------------------------------------------------
ITEM 6
SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

The following table shows selected consolidated financial information for Intuit for the past five fiscal years. The comparability of the information is affected by a variety of factors, including acquisitions and dispositions of businesses and sales of marketable securities. To better understand the information in the table, investors should also read "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 26, and the Consolidated Financial Statements and Notes beginning on page 39. This table has been restated to reflect the impact of a three-for-one stock split, which became effective on September 30, 1999. See Notes 9 and 19.

                                FIVE-YEAR SUMMARY

                                                                               YEARS ENDED JULY 31,
                                                  -------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA             1995             1996             1997             1998             1999
                                                  -----------      -----------      -----------      -----------      -----------
(In thousands, except per share data)
Net revenue ..................................... $   419,160      $   538,608      $   598,925      $   592,736      $   847,568

Income (loss) from continuing operations ........     (44,296)         (14,355)          (2,932)         (12,157)         376,549

Net income (loss) ...............................     (44,296)         (20,699)          68,308          (12,157)         376,549

Basic income (loss) per share from continuing
    operations ..................................       (0.36)           (0.11)           (0.02)           (0.08)            2.06

Basic net income (loss) per share ...............       (0.36)           (0.15)            0.49            (0.08)            2.06

Diluted net income (loss) per share from
    continuing operations .......................       (0.36)           (0.11)           (0.02)           (0.08)            1.97

Diluted net income (loss) per share ............. $     (0.36)     $     (0.15)     $      0.48      $     (0.08)     $      1.97



                                                                                     JULY 31,
                                                  -------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA             1995             1996             1997             1998             1999
                                                  -----------      -----------      -----------      -----------      -----------
(In thousands)
Cash, cash equivalents and
    short-term investments ...................... $   197,775      $   198,018      $   205,099      $   382,832      $   823,430

Marketable securities ...........................          --               --               --          499,285          431,319

Working capital .................................     164,281          169,724          243,195          605,456          804,650

Total assets ....................................     398,605          418,020          663,676        1,498,596        2,328,248

Long term obligations ...........................       8,770            5,583           36,444           35,566           36,308

Total stockholders' equity ...................... $   280,399      $   299,235      $   415,061      $ 1,088,361      $ 1,510,810

--------------------------------------------------------------------------------
ITEM 7
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

CAUTIONS ABOUT FORWARD LOOKING STATEMENTS

This Form 10-K includes "forward-looking" statements about future financial results, future products and other events that have not yet occurred. For example, statements like we "expect," we "anticipate" or we "believe" are forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties about the future. We will not necessarily update the information in this Form 10-K if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of our business are discussed throughout this Form 10-K and include the risks identified in the first paragraph on page 3.

OVERVIEW

In this section of the 10-K we are providing more detailed information about our operating results and changes in financial position over the past three years. This section should be read in conjunction with the Consolidated Financial Statements and related Notes beginning on page 39.

Revenue for fiscal 1999 was $847.6 million, compared to $592.7 million in fiscal 1998-an increase of 43%. Excluding the impact of our Lacerte and CRI acquisitions, revenue growth in fiscal 1999 would have been 27%. We reported net income of $376.5 million for fiscal 1999, including $579.2 million in pre-tax net gains from marketable securities. In fiscal 1998 we had a net loss of $12.2 million. Excluding net gains from marketable securities, discontinued operations, gains from divestitures, acquisition-related costs and restructuring charges, net income would have been $88.9 million in fiscal 1999 and $46.7 million in fiscal 1998.

While desktop software and financial supplies continued to provide most of our revenue in fiscal 1999, our Internet-based revenue grew rapidly. As the Internet has continued to change the way we do business, we have increased our investment in Internet initiatives. Intuit's mission is to revolutionize how people manage their financial activities. As we execute our mission, we have embarked on a strategy to greatly expand the world of electronic finance. "Electronic finance" encompasses three types of products and services: (1) desktop software products, such as Quicken, QuickBooks and TurboTax, that automate financial tasks; (2) products and services, such as Quicken.com, QuickenMortgage and WebTurboTax, that are delivered via the Internet; and (3) products and services, such as QuickBooks Online Payroll service, that connect Internet-based services with desktop software to enable customers to integrate their financial activities. See "Overview" in Item 1, Part I of this Form 10-K (page 4) for additional information on our business strategy. Within our electronic finance framework, we use the term Internet-based revenue to include revenue from both Internet-enabled products and services as well as revenue from electronic distribution. Internet products and services include activities where the customer realizes the value of the goods or services directly on the Internet or an Intuit server. Internet product revenues include, for example, advertising revenues generated on our Quicken.com website, online tax preparation and electronic filing revenues, online payroll service revenue and transaction and processing fees from our online insurance and online mortgage services. Electronic distribution includes revenues generated by electronic ordering and/or delivery of traditional desktop software products and financial supplies.

While we believe the Internet provides an opportunity to increase revenue in fiscal 2000, we also anticipate increased spending in an effort to capitalize on new business opportunities. In particular, we expect increased research and development expenses due to investments in Internet-based initiatives. We also anticipate increased selling and marketing expenses related to these initiatives and as a result of more intense competition in the personal tax market during fiscal 2000. Internet-based revenue was approximately 15% of total revenue for fiscal 1999 (approximately 9% for Internet products and services, and 6% for electronic distribution). Internet-based revenues cut across all of our business divisions. As a result, we do not report Internet-based revenues separately in our financial statements; instead, each of our business divisions reports Internet-based revenues that are specific to its operations and are included in its results.

Our business is highly seasonal. Sales of tax products are heavily concentrated from November through March. Sales of consumer finance and small business products are typically strongest during the year-end holiday buying season, and therefore major product launches usually occur in the fall to take advantage of this customer buying pattern. These seasonal patterns mean that revenue is usually strongest during the quarters ending January 31 and April 30. We experience lower revenues for the quarters ending July 31, and October 31, while operating expenses to develop and manage products and services continue during these periods. This can result in significant operating losses in the July 31 and October 31 quarters. Operating results can also fluctuate for other reasons such as changes in product release dates, non-recurring events such as acquisitions, dispositions, gains and losses from marketable securities, and product price cuts in quarters with relatively high fixed expenses.

Acquisitions and dispositions in particular have a significant impact on the comparability of both our quarterly and yearly results, and our acquisitions have had a negative impact on earnings. Acquisition-related charges were $100.7 million in fiscal 1999, $80.9 million in fiscal 1998 and $39.0 million in fiscal 1997, and will continue to impact earnings for the next several years.

RESULTS OF OPERATIONS

Set forth below are certain consolidated statements of operations data for fiscal years 1999, 1998 and 1997. Results for 1997 exclude all revenues and expenses for our divested Parsons subsidiary. Since Parsons was divested for our entire 1998 fiscal year, we believe this comparison provides a more meaningful analysis of our results when comparing fiscal 1997 to fiscal 1998. Fiscal 1999 and fiscal 1998 results are being presented and compared on a generally accepted accounting principles ("GAAP") basis, since neither year includes operating activity from our divested Parsons subsidiary. Fiscal 1999 results include operating activity from our Lacerte subsidiary which was acquired in June 1998 and three months of activity from our CRI subsidiary which was acquired in May 1999. CRI's operating activities are not included in either our fiscal 1998 or 1997 results. Fiscal 1998 results include approximately six weeks of Lacerte's operations representing activity from the date of acquisition through our fiscal year end in July 1998. Lacerte's operating activities are not included in our fiscal 1997 results.

We recognize revenue from sales of our desktop software products when products are shipped, less reserves for expected returns and rebates from both the retail and direct distribution channels. These reserves are difficult to estimate, especially for seasonal products. If actual returns or rebate redemptions are significantly higher than our estimated reserves, this could have a material negative impact on our revenue and operating results. See Note 1 for additional information regarding net revenue.

NET REVENUE

Since the business of selling software and related services is considerably different from our supplies business, we break them out separately for financial reporting purposes, as follows:


(Dollars in millions)                 1997          CHANGE          1998          CHANGE          1999
                               -------------------------------------------------------------------------
                               (Excluding Parsons)                 (GAAP)                        (GAAP)
Software and related services .....  $ 438.6          14%          $ 498.3          49%          $ 741.4
% of net revenue ..................     83%                           84%                           87%

Supplies ..........................  $  86.9           9%          $  94.4          12%          $ 106.2
% of net revenue ..................     17%                           16%                           13%

Total .............................  $ 525.5          13%          $ 592.7          43%          $ 847.6

The following revenue discussion is categorized by our business divisions, which is how we examine results internally. Our domestic supplies business is considered a part of our Small Business Division while the international supplies business is considered part of our International Division. Each business division's percentage of total consolidated revenue for fiscal 1999 is as follows:

         BUSINESS DIVISION                             % OF  REVENUE
         -----------------                             -------------
         Small Business                                      35%
         Tax                                                 40%
         Consumer Finance                                    16%
         International                                        9%
                                                            ---
                Total                                       100%
                                                            ===

For more information regarding our business segments, see Note 6.

During the fiscal year ended July 31, 1999, our overall revenue increased by 43% compared to fiscal 1998. A large portion of this growth is the result of our acquisition of Lacerte Software in June 1998 and the inclusion of a full year of Lacerte's operations in our results for fiscal 1999, compared to the inclusion of approximately six weeks of Lacerte operating results for fiscal 1998. In addition, fiscal 1999 revenue included three months of operating results from our acquisition of CRI in May 1999. If, for comparison purposes, we were to exclude the impact of Lacerte in fiscal 1999 and 1998 results, and also exclude the impact of CRI from fiscal 1999 results, overall revenue growth would have been 27% in fiscal 1999 compared to fiscal 1998. This reflects continued growth in our Small Business Division, a successful year of tax product sales and the growth of Internet initiatives across the company in fiscal 1999. For the fiscal year ended July 31, 1998, our overall revenue decreased by 1% compared to fiscal 1997, due primarily to the loss of revenue as a result of the disposition of our Parsons subsidiary in August 1997. If, for comparison purposes, Parsons revenue was excluded from fiscal 1997, our revenue in fiscal 1998 would have been 13% higher than in fiscal 1997.

Small Business Division. Small Business Division revenues come primarily from the following sources:

        o       QuickBooks product line

        o       Supplies products (including checks, envelopes and invoices)

        o       Payroll related transaction and subscription fees

        o       Support fees for the QuickBooks Support Network

Overall, revenue for the division increased 40% in fiscal 1999 compared to fiscal 1998. This increase was largely due to the timing of recent QuickBooks releases that occurred in June 1998 (version 6.0) and January 1999 (QuickBooks
99), and the inclusion of three months of revenue from CRI in fiscal 1999 results. Prior to the QuickBooks releases, we had not launched a new version of QuickBooks since December 1996 (version 5.0). As a result, fiscal 1999 compares favorably to fiscal 1998, which did not realize the benefit of a new QuickBooks product release for the majority of the fiscal year. Fiscal 1999 revenues also benefited from an increase in revenue per customer, due primarily to an improvement in the mix of QuickBooks sales toward higher priced, greater functionality products.

Domestic supplies revenues, which are part of the Small Business Division, grew by 13% in fiscal 1999 compared to fiscal 1998 as a result of our increasing base of small business customers who use QuickBooks and Quicken. Though they are a smaller component of Small Business Division revenues, when compared to domestic supplies revenues, tax tables service revenue and QuickBooks Support Network revenues also increased substantially in fiscal 1999 compared to fiscal 1998.

In October 1998, we introduced QuickBooks Online Payroll service. The service is offered through our QuickBooks Pro products (version 6.0 and QuickBooks 99) and performs all aspects of payroll processing. To support the payroll service we have made significant systems and infrastructure investments and have incurred activation and set-up costs for new payroll service customers. We expect the QuickBooks Online Payroll service to remain unprofitable until we are able to accumulate a large number of subscribers who have used the service long enough for us to recover up-front costs related to the service.

In connection with this new payroll service business and consistent with our strategy to expand products and service offerings to our small business customers, we completed our acquisition of Computing Resources, Inc. ("CRI") on May 3, 1999 (see Note 3). CRI has been our payroll processing service provider since October 1998. CRI's operating activity from the acquisition date forward is included in our results. The acquisition of CRI will result in significant future acquisition related costs, as well as new business risks and integration challenges common in all acquisitions. For example, if we are unable to provide accurate and timely payroll information, cash deposits or tax return filings, that failure could be costly to correct and may have a significant negative impact on our ability to attract and retain customers, who we believe will have a low tolerance for payroll processing errors. Our ability to successfully operate CRI will depend in part on retaining their existing customers and maintaining relationships with certain banks and other third parties who we will rely on to retain existing customers and attract new customers outside of our QuickBooks customer base. If we are unable to do so, it could result in a negative impact on our revenue.

Small Business Division revenues increased by 13% in 1998 compared to 1997. These results were affected by the timing of the QuickBooks product release which did not occur until June 1998. Despite the release date late in the fiscal year, QuickBooks revenues benefited from a favorable shift in consumer buying patterns to higher-priced, increased functionality QuickBooks products in fiscal 1998 compared to fiscal 1997. Supplies net revenue increased by 9% in fiscal 1998 over fiscal 1997 as the result of an increasing small business customer base. Increased tax table service revenues and an expanded fee-for-support program (which began charging users for telephone assistance with their QuickBooks products beginning in fiscal 1997) also contributed to growth for the division.

Tax Division.  Tax Division revenues come primarily from the following sources:

        o       Turbo Tax and MacInTax personal tax preparation products

        o Professional tax preparation products (ProSeries and Lacerte product lines)

        o       Electronic tax return preparation and filing fees

Overall, revenue for the division increased 75% in fiscal 1999 compared to fiscal 1998. Fiscal 1999 included operating results for our Lacerte subsidiary which was acquired in June 1998, while fiscal 1998 results did not include Lacerte prior to June 1998. If we were to exclude Lacerte from our fiscal 1999 results, Tax Division revenues would have increased by 30%. Growth in our tax business was driven by our TurboTax product line which experienced significantly higher unit sales due in part to an increasing number of taxpayers using personal computers to prepare tax returns. This unit sales growth was partially offset by lower average selling prices due to a higher percentage of customers buying our lower priced regular products compared to deluxe versions, and increased price competition, primarily from H&R Block's aggressively priced TaxCut product. TurboTax results benefited from strong growth in industry-wide retail sales of personal tax products, though TurboTax growth was lower than the industry growth rate, resulting in a slight decline in retail market share.

Though they are a smaller component of Tax Division revenues, we also experienced significant revenue increases for our WebTurboTax product and electronic filing service compared to last year as a greater number of customers gained Internet access and became more accustomed to processing transactions on-line. Through our Quicken Tax Freedom Program, we also offered free online tax preparation and electronic filing for taxpayers with $20,000 or less of income. This program did not have a material impact on our fiscal 1999 tax revenues, as the average income of our current customers and their clients is above the $20,000 income threshold. In August 1999, we acquired SecureTax.com, another provider of online tax preparation and electronic filing services, for approximately $52 million. See Note 19 of the financial statements for additional information about this acquisition.

While we believe that the increasing popularity of the Internet will provide future revenue growth opportunities for these Internet-based tax offerings, there are also risks, such as the significant negative financial and public relations consequences which can result from service interruptions. We experienced a brief interruption in our electronic filing services in February 1999 and on April 11-12, routine server maintenance procedures took longer than expected, resulting in a 14-hour outage for the electronic filing service. We do not believe this service outage had a material financial impact, prevented customers from completing and filing their returns in a timely manner, or posed a risk that customer data would be lost or corrupted. However, we did experience negative publicity. The exact level of future demand for Web TurboTax and electronic filing will be very difficult to predict, and in future tax seasons we could experience adverse financial and public relations consequences if these services are unavailable due to technical difficulties or other reasons.

Though Microsoft Corporation did not release a competing product for this tax season, we believe they will enter the personal tax preparation software market next year. If Microsoft enters the market, their superior financial resources and strong presence in retail distribution channels could result in an increasingly competitive environment next tax season and beyond. If the average selling price of our tax products were to decrease, or if we were to lose significant market share as a result of increased future competition, our revenues and operating income would suffer. See also "Business Competition," on page 14.

Excluding Lacerte from fiscal 1999 operating results, our professional tax (ProSeries) product sales increased by 13% in fiscal 1999 compared to fiscal 1998. This growth occurred primarily because we were successful in retaining our customers from prior years and in many cases have upgraded them to higher priced products. Revenue from Lacerte products also grew compared to last year (though Lacerte's prior year revenues are not reported in our operating results prior to their June 1998 acquisition) due in part to price increases and a high customer retention rate.

Tax Division revenues increased 13% in fiscal 1998 compared to fiscal 1997. This growth reflected higher sales of our TurboTax products in fiscal 1998 and a sales mix improvement to higher-priced deluxe products. The personal tax market was more competitive in fiscal 1998 than fiscal 1997 because our primary competitor lowered its prices earlier in the tax software sales season in fiscal 1998. Despite intense competition, we achieved sales increases largely due to positive product reviews in the press, federal tax law changes enacted in late 1997 and an expanded investment in retail distribution. We were also successful in getting our TurboTax products to market more quickly in fiscal 1998 and experienced growth in Internet commerce revenues as a result of increases in electronic filing and state tax product downloads compared to fiscal 1997. Our professional tax (Pro Series) products also experienced a 10% revenue increase for fiscal 1998 compared to fiscal 1997 as a result of high customer retention rates and transitioning customers to higher-priced, greater functionality products.

Consumer Finance Division. Consumer Finance Division revenues come primarily from the following sources:

        o       Quicken product line

        o Advertising and sponsorship fees from the consumer areas of our Quicken.com website

        o Implementation, marketing and transaction fees from financial institutions (including marketspace participants) providing services through Quicken and Quicken.com

Overall, revenue for the division increased 14% in fiscal 1999 compared to fiscal 1998. Excluding the impact of a nonrecurring $10 million royalty fee from Checkfree in fiscal 1998, revenue growth would have been 24% in fiscal 1999. Quicken revenue grew by 5% in fiscal 1999 compared to fiscal 1998 reflecting an approximately 5 week earlier product release in fiscal 1999 and higher unit sales resulting from our Quicken/TurboTax bundle promotion. This was partially offset by a higher percentage of customers purchasing our lower-priced Quicken Basic products compared to our Quicken Deluxe versions, the fact that we did not introduce a new Quicken for Mac product in fiscal 1999, and increased rebate incentives offered to customers who purchased the Quicken/TurboTax bundle.

Our Quicken product line faces many challenges in the desktop personal financial software market. For example, there is increasing competition from Microsoft's Money product. In addition, personal financial software functionality is increasingly becoming available on the Internet at no cost, which has a negative impact on desktop product sales. There is also an increasing emphasis on packaging desktop software with original equipment manufacturers' personal computers, which results in lower revenues per unit shipped. In fiscal 1997, Quicken experienced over a 20% decline in revenues and there is no assurance that similar declines will not occur in the future. For example, revenue could suffer if customers become less inclined to make upgrade purchases, if our competitors were to lower their prices, or if personal finance software functionality becomes increasingly available at no cost via the internet.

Consumer Finance Division revenue growth was primarily the result of increased Internet-based revenues which approximately doubled in fiscal 1999, compared to fiscal 1998. This increase was largely due to higher advertising, sponsorship and transaction-related revenue through Quicken.com and Quicken. However, revenue growth was not uniform across all Internet product and service offerings. For example, advertising revenue and transaction fees from our QuickenMortgage marketspace increased relatively rapidly while revenue from our InsureMarket marketspace was roughly flat for fiscal 1999 compared to fiscal 1998. On October 7, 1999, we announced the proposed acquisition of Rock Financial Corporation, a provider of consumer mortgages. If completed, this acquisition would allow us to facilitate the application, approval and closing process. Rock will perform loan processing functions similar to those that are currently provided by Mortgage.com under a Distribution, Marketing, Facilities and Services Agreement with Intuit. This agreement with Mortgage.com will be terminated and phased out over the next twelve months (see Note 19). Growth in mortgage transaction fees may be adversely impacted if interest rates continue to rise. The negative impact of interest rate increases could be exacerbated by the acquisition of Rock because of our increased fixed cost infrastructure.

The rapid growth we've experienced in our Internet products and services has been generated in part by distribution agreements we entered into with third party online service and content providers such as Excite@Home and AOL, which have helped to increase traffic to our Quicken.com website. Our agreement with Excite@Home (see Note 5) calls for us to share certain revenue generated from our Quicken.com site and our agreement with AOL (see Note 5) calls for us to make significant guaranteed payments to AOL over the term of the agreement. While the Internet provides a significant opportunity for revenue growth, our financial commitments to these and other third party providers are significant and we must continue to increase traffic and revenue in order to be profitable. If our website traffic expectations aren't met, there could be a significant negative impact on our revenue. Our ability to maintain important relationships with distributors and content providers will also have an impact on traffic and revenues. See "Special Risks for Internet Products and Services," on page 5.

Overall, Consumer Finance Division revenues increased 24% in fiscal 1998 compared to fiscal 1997. Our Quicken product sales were up slightly for the year, reflecting a more favorable sales mix toward our higher-priced products, offset by lower overall unit sales. Growth for the division was driven by increasing Internet product revenues, which approximately doubled in fiscal 1998 compared to fiscal 1997. This growth was generated in part by collaborating with third party online service and content providers such as Excite@Home and AOL, which helped to increase traffic to our Quicken.com website.

International Division. International Division revenues come primarily from the following sources:

        o       Japanese small business products

        o       German Quicken, QuickBooks and Tax products

        o       Canadian Quicken, QuickBooks and Tax products

        o       United Kingdom Quicken and QuickBooks products

In addition to the above, we also operate in smaller European, Asian and Latin American markets. Overall, revenue for the division increased approximately 12% in fiscal 1999 compared to fiscal 1998, reflecting strong fiscal 1999 fourth quarter revenues in Canada, Japan and Germany. This increase was attributable to increased revenues in Canada across all product lines, with particular strength in our QuickBooks and Quicken product lines. In Germany, we experienced strong sales in the fourth quarter due to new releases of our Quicken and QuickBooks products. Finally, while the overall market for small business products and services in Japan, our largest international subsidiary, continues to suffer due primarily to poor economic conditions, we experienced higher sales in the fourth quarter due to higher sales of our QuickBooks and Yayoi product lines, and more favorable currency exchange rates.

As part of our business strategy, we have refocused our European operations toward small business customers in selected larger markets and towards improving profitability. In June 1999, we entered into an agreement with Lexware (a subsidiary of Rudolf Haufe Publishing), a leading business software company in Germany, under which Lexware will develop, market and distribute Intuit's products and services in Germany under the Intuit brand. Under this agreement, Lexware will receive all revenues from the distribution of Intuit's products, and we will receive royalty payments as compensation. We believe that Lexware's local expertise will result in more effective development and delivery of customized products and services to our customers in Germany. As a result, we expect reduced revenues from our European operations in fiscal 2000, but also expect increased profitability.

International Division revenues were down approximately 4% in fiscal 1998 compared to fiscal 1997. This reflected lower revenues in Europe, which were offset by roughly flat revenues in Japan and higher revenues in Canada. In fiscal 1998, we launched a new version of Quicken throughout Europe and a new version of QuickBooks in Germany. In Japan, revenues were negatively impacted by an economic slowdown, increasing competition in the high-end small business accounting market and a weak Japanese currency. This was partially offset by increased revenues resulting from our acquisition of Nihon Micom (see Note 3). In Canada, we experienced significant revenue growth from our QuickTax, Quicken and QuickBooks products.

COST OF GOODS SOLD

(Dollars in millions)             1997          CHANGE          1998          CHANGE          1999
                           ------------------------------------------------------------------------
                           (Excluding Parsons)                 (GAAP)                        (GAAP)
Product                          $119.3            1%          $120.5           67%          $201.4
% of revenue                       23%                           20%                           24%

Amortization of purchased
software and other               $  1.5           93%          $  2.9          169%          $  7.8
% of revenue                        0%                            0%                            1%

There are two components of cost of goods sold. The largest is the direct cost of manufacturing and delivering products and services. The second component is the amortization of purchased technology, which is the cost of products or services obtained through acquisitions. Total cost of goods sold increased to 25% of revenue in fiscal 1999, compared to 20% for fiscal 1998. This increase is primarily attributable to two factors. First, consistent with our growing Internet-based business, we are experiencing a significant increase in related hardware and infrastructure costs as we purchase equipment to increase our Internet capability. These costs are classified as cost of goods sold and, as a percentage of revenue, are significantly higher than the costs of goods sold for our traditional desktop software business. These infrastructure costs tend to result from the depreciation of capital assets which are generally expensed evenly over the estimated useful lives of the assets. As a result, cost of goods sold as a percentage of revenue may fluctuate significantly, particularly on a quarterly basis, as costs become more fixed in nature. For example, in a quarter with low revenues we will usually have a proportionately lower cost of goods sold because we ship fewer products, the cost of goods sold from our Internet infrastructure will not decrease proportionately and thus will result in higher cost of goods sold as a percentage of revenue for that quarter. Second, we have also experienced significant increases in our service costs for fee for support programs and our payroll business. The cost of goods sold associated with these programs is also larger as a percentage of revenue than cost of goods sold for our traditional desktop software business. Consequently, as revenues from our Internet and service-related programs become a larger portion of our overall revenue, our cost of goods sold as a percentage of revenue is likely to increase. If we experience errors in current or future products, there could be incremental increases in cost of goods sold that could adversely affect our operating results. During fiscal 1999, we improved the efficiency of our order-taking process in the financial supplies business, which reduced re-order expenses and partially offset the increases to cost of goods sold described above.

Excluding the operating results of our divested Parsons subsidiary for fiscal 1997, cost of goods sold decreased to 20% of net revenue in fiscal 1998 compared to 23% in fiscal 1997. This improvement was the result of our customers buying more CD ROM products, which were less expensive to manufacture and ship than disk-based products that were also offered in fiscal 1998. We also improved the efficiency of our order-taking process in the financial supplies business, which reduced re-order expenses.

OPERATING EXPENSES

(Dollars in millions)                                   1997          CHANGE           1998          CHANGE           1999
                                                ---------------------------------------------------------------------------
                                                (Excluding Parsons)                   (GAAP)                         (GAAP)
Customer service and technical support                 $112.4            5%           $117.7            11%          $130.8
% of revenue                                             21%                            20%                            15%

Selling and marketing                                  $129.8           27%           $164.8            16%          $191.6
% of revenue                                             25%                            28%                            23%

Research and development                               $ 85.8           27%           $108.6            32%          $143.4
% of revenue                                             16%                            18%                            17%

General and administrative                             $ 35.0            5%           $ 36.7            63%          $ 59.8
% of revenue                                              7%                             6%                             7%

Charge for purchased research and development          $ 11.0          389%           $ 53.8         (100)%             --
% of revenue                                              2%                             9%                             --

Other acquisition costs, including amortization
of goodwill and purchased intangibles                  $ 21.5           13%           $ 24.2           284%          $ 92.9
% of revenue                                              4%                             4%                            11%

Restructuring costs                                    $ 10.4         (100)%              --            N/A            --
% of revenue                                              2%                              --

Customer Service and Technical Support. Customer service and technical support expenses decreased to 15% of revenue for fiscal 1999 compared to 20% for fiscal 1998. These improvements reflect the continuing benefit from cost reductions resulting from the restructuring and consolidation of our technical support facilities in the United States and Europe in the fourth quarter of fiscal 1997. In addition, certain costs that were categorized as customer service and technical support costs in fiscal 1998 are reflected in fiscal 1999 as cost of sales for our expanding fee for support programs. We have also benefited from our efforts to provide customer service and technical support less expensively through websites and other electronic means. During our peak season in the second and third quarters of fiscal 1999, many customers experienced unusually long hold times for customer service calls. We may need to increase customer service and technical support expenses as a percentage of revenue in fiscal 2000, in order to improve customer service levels and also to handle customer questions relating to Year 2000 compliance issues. In addition, during July 1999, due to site performance issues, customers were unable to access the portfolio tracking features on the Quicken.com site for several days. If we experience product errors, poor service levels or additional service outages for our web-based products, it may result in significant additional customer service and technical support expenses and/or customer dissatisfaction.

Excluding the operating results of our divested Parsons subsidiary for fiscal 1997, customer service and technical support expenses decreased to 20% of net revenue in fiscal 1998 compared to 21% in fiscal 1997. This was primarily the result of cost reductions achieved from the restructuring and consolidation of our technical support facilities in the United States and Europe in the fourth quarter of fiscal 1997.

Selling and Marketing. Selling and marketing expenses decreased to 23% of revenue for fiscal 1999 compared to 28% for fiscal 1998. Fiscal 1998 selling and marketing expenses included a $16.2 million charge for the AOL agreement entered into in February 1998. Excluding this charge, selling and marketing expenses would have been 25% of revenue for fiscal 1998. The fiscal 1999 decrease, net of the AOL charge, is primarily the result of our acquisition of Lacerte, which experiences comparatively lower selling and marketing expenses as a percentage of revenue. This positive impact from Lacerte was partially offset by increased television and radio advertising for our

Quicken product line and additional costs related to the promotion of QuickBooks, our Internet-based products and services, and the QuickBooks Online Payroll service launch. We expect that selling and marketing expenses will increase as a percentage of revenue in fiscal 2000 compared to fiscal 1999 as a result of our promotion of Internet-based initiatives and increased competition due to Microsoft's expected entry into the personal tax market.

Excluding the operating results of our divested Parsons subsidiary for fiscal 1997, selling and marketing expenses increased to 28% of net revenue in fiscal 1998 compared to 25% in fiscal 1997. The increase was due to the $16.2 million AOL charge. Excluding the AOL charge, selling and marketing expenses would have been roughly flat for fiscal 1998.

Research and Development. Research and development expenses decreased to 17% of revenue for fiscal 1999 compared to 18% for fiscal 1998. This decrease is due in part to our acquisition of Lacerte which experiences comparatively lower research and development expenses as a percentage of revenue. The positive impact of the Lacerte results were partially offset by increased development expenses for our Internet related initiatives. We expect our Internet-based businesses will continue to result in significant development expenses in fiscal 2000. If such expenses exceed our current expectations, they may have an adverse effect on our operating results. This could occur, for example, if we were to undertake a costly product development venture in response to competitive pressures or other market conditions.

Excluding the operating results of our divested Parsons subsidiary for fiscal 1997, research and development expenses increased to 18% of net revenue in fiscal 1998 compared to 16% in fiscal 1997. The development of the multi-user version of QuickBooks contributed to these increasing costs since it was more expensive to develop than our less complex single-user products. Increases were also a result of our increased spending to improve and expand our Internet products.

General and Administrative. General and administrative expenses increased to 7% of revenue for fiscal 1999 compared to 6% of revenue for fiscal 1998. Excluding the operating results of our divested Parsons subsidiary for fiscal 1997, general and administrative expenses decreased to 6% of net revenue in fiscal 1998 compared to 7% in fiscal 1997.

Other Acquisition Costs. Other acquisition costs include the amortization of goodwill and purchased intangibles that are recorded as part of an acquisition. These costs increased to $92.9 million in fiscal 1999 compared to $24.2 million in fiscal 1998 and $21.5 million in fiscal 1997. The increase for fiscal 1999 reflects additional amortization resulting from our acquisition of Lacerte in June 1998 and the acquisition of CRI in May 1999. We also incurred a $53.8 million charge relating to Lacerte's in-process research and development in fiscal 1998 and $11.0 million in-process charges for our acquisition of Galt Technologies in fiscal 1997.

In connection with our acquisition of Lacerte, we used a third party appraiser's estimate to determine the value of two in-process projects under development for which technological feasibility had not been established. These projects were identified for products being developed under separate operating systems (DOS and Windows). The value of the projects was determined by estimating the costs to develop the in-process technology into commercially feasible products, estimating the net cash flows we believed would result from the products and discounting these net cash flows back to their present value. Both projects were released on schedule and actual results to date have been consistent with assumptions made when we initially appraised the value of these in-process projects. Specifically, revenues, development costs and completion dates as they relate to the two projects were consistent with our expectations. Based on a third party's appraisal of our CRI acquisition, there were no values assigned to in-process projects under development, so there were no up-front charges for in-process research and development in fiscal 1999 relating to the CRI acquisition.

The high levels of non-cash amortization expense related to completed acquisitions will continue to have a negative impact on operating results in future periods. As of July 31, 1999, and assuming no additional acquisitions and no impairment of value resulting in an acceleration of amortization, future amortization will reduce net income by approximately $123 million, $112 million and $107 million for the years ending July 31, 2000 through 2002, respectively. We expect these expenses to increase as a result of acquisitions completed after July 31, 1999 (see

Note 19). If we complete additional acquisitions or accelerate amortization in the future, there would be an incremental negative impact on operating expenses.

OTHER INCOME AND EXPENSE, NET

For fiscal 1999, interest and other income and expense, net, increased to $18.3 million compared to $12.4 million in fiscal 1998 and $9.8 million in fiscal 1997. This reflects increased cash and short-term investment balances over those periods. Interest earned on customer payroll deposits is reported as revenue and is not included in other income. The $4.3 million gain on disposal of business in fiscal 1998 resulted from the sale of Parsons, our direct marketing subsidiary, in August 1997. Our $579.2 million pre-tax gain from marketable securities in fiscal 1999 was primarily the result of our sales of Excite, Verisign and Concentric common stock and the gain from converting our Excite common stock to Excite@Home. We have elected to report our converted Excite@Home common stock as a trading security. As a result, market fluctuations are marked to market and reported in our earnings. If we were to experience a significant decline in these securities, there could be a negative impact on our earnings (see Note 1).

INCOME TAXES

For fiscal 1999, we recorded an income tax provision of $240.8 million on pretax income of $617.3 million resulting in an effective income tax rate of approximately 39%. This compares to income tax provisions (benefit) of ($7.7) and $12.7 million on pretax income (loss) of ($19.8) and $9.8 million for the same periods of the prior years. At July 31, 1999, there was a valuation allowance of $11.6 million for tax assets of our international subsidiaries based on management's assessment that we may not receive the benefit of certain loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 1999, our unrestricted cash and cash equivalents totaled $518.3 million, a $380.2 million increase from July 31, 1998.

Our operations provided $73.2 million in cash during the twelve months ended July 31, 1999. Primary contributors to cash provided were net income adjusted for non-cash expenses such as acquisition charges and depreciation as well as a significant increase in accrued liabilities. The increase in liabilities was driven primarily by increased income taxes payable from our realized gains on the disposition of marketable securities. We also experienced increased liabilities due to increased reserves for rebates and returns resulting from the overall growth in revenues not only when comparing fiscal 1999 to fiscal 1998, but also when comparing the strong revenue growth of the last two quarters of fiscal 1999 to fiscal 1998. Partially offsetting the contributors to cash was the increase in prepaid and other assets due in part to tax prepayments and short-term loans.

Investing activities provided $180.4 million in cash for the twelve months ended July 31, 1999. The primary source of cash was from our sale of 4.8 million shares of our investment in Excite, primarily during the fourth quarter of 1999, which provided $493.8 million. Additional sources of cash were from the sale of investments in Checkfree, Verisign, and Concentric from which we had proceeds of $7.4 million, $19.7 million, and $10.6 million. Our sources of cash were partially offset by a number of acquisitions during the year. Our acquisition of CRI was partially funded in fiscal 1999 by the payment of $100 million in cash. We also acquired customer lists and intellectual property rights of TaxByte, Inc. and Compucraft Tax Services, LLC, for $11 million and $8 million. We also completed a $50 million equity investment in Security First Technologies. Other uses of cash included net purchases of both short and long-term investments for $96.4 million and purchases of property and equipment for $80 million. Capital expenditures are primarily for equipment and facilities to support our ongoing and expanding operations and information systems.

We currently hold investments in a number of publicly traded companies (see Note
1). The volatility of the stock market and the potential risk of fluctuating stock prices may have an impact on our future liquidity. For example, prior to year end, we experienced a decline in the market value of our remaining investment in Excite@Home. Due to our reporting of the Excite@Home shares as a trading security, future fluctuations in the carrying value of

Excite@Home will impact our earnings (see Note 1). If future declines in our other marketable securities are deemed to be permanent, they will also impact our earnings.

Financing activities provided $126.6 million in cash for fiscal 1999 attributable to proceeds from the issuance of common stock from employee stock options and our employee stock purchase plan.

In connection with our acquisition of CRI (see Note 3), we are required to pay three annual installments of $25 million in each of the next three fiscal years. In the normal course of business, we enter into leases for new or expanded facilities in both domestic and international locations. See Note 8 and the "Properties" section of the business section (page 19) for more information on lease commitments. We also evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with and investing in other companies. Accordingly, it is possible that we may decide to use cash and cash equivalents to fund such activities in the future. For example, if we exercise our option to purchase VFSC (see Note 5) and elect to pay all or a significant portion of the exercise price in cash, this would have a negative impact on our liquidity.

We believe that our unrestricted cash and cash equivalents will be sufficient to meet anticipated seasonal working capital and capital expenditure requirements for at least the next twelve months.

                                    YEAR 2000

Intuit has established a Year 2000 Project Office to address the impact of the year 2000 date transition on its operations, products and services globally. In 1998, we established this office to coordinate a number of existing projects and put in place a formal, structured year 2000 process moving forward. The Project Office has a dedicated Program Manager who reports directly to Intuit's senior management, and status is reported regularly to the Audit Committee of Intuit's Board of Directors.

We have adopted a five-phase approach that we believe follows standard industry practices for reviewing and preparing the significant elements of operations, products and services for the Year 2000 date transition. Phase One (initiation) involves increasing company awareness by educating and involving all appropriate levels of management regarding the need to address Year 2000 issues. Phase Two (inventory) consists of identifying all of our systems, products and relationships that may be impacted by Year 2000. Phase Three (assessment) involves determining our current state of Year 2000 readiness for those areas identified in the inventory phase and prioritizing areas that need to be fixed. Phase Four (action) consists of developing Year 2000 solutions where required, and completing a comprehensive test cycle for all appropriate inventoried items. Phase Five (implementation) consists of rolling out Year 2000 solutions for affected products, services and technologies and implementing maintenance and support processes to maintain ongoing compliance.

As a software developer, we have three key areas of focus: (1) our products and services; (2) our internal systems (including information technology systems such as financial and order entry systems and non-information technology systems such as phones and facilities); and (3) the readiness of third parties with whom we have significant business relationships. The majority of our efforts in the product area have now completed the action phase and our efforts are primarily focused on providing our customer base with confirmation of product compliance and remediation options, where required. Customers can find Intuit's Year 2000 Readiness Disclosure about our products, and order free solutions, where required, on our Corporate Year 2000 website at www.intuit.com/y2k. The remediation and implementation efforts for the majority of our internal systems were substantially completed during fiscal 1999. As most companies are experiencing, there is now an on-going maintenance effort required to review the compliance statements of our vendors and to verify that our technology remains compliant. We will continue to work with our third party vendors to review the status of their efforts and have dedicated considerable time and effort on testing activities with our key vendors.

Costs directly attributed to our Year 2000 project were approximately $6.5 million in fiscal 1999. This estimate is comprised primarily of hardware, software, internal resources and consulting fees necessary for our Year 2000 testing activities during fiscal 1999. We currently anticipate direct costs in the range of $10 to $16 million for fiscal year 2000, resulting from the completion of the project phases and the transition into an ongoing maintenance and support activity in fiscal year 2000. We believe that the nature of our products and the size and profile of our customer base is likely to lead to a significant increase in the calls to our customer support centers throughout the remainder of calendar 1999 and early 2000. These support operations may experience call volumes not experienced to date and we are developing plans that should allow us to handle the anticipated increase in calls in a manner that will not lead to material incremental costs. Additionally, there will be costs associated with the manufacture and distribution of free solutions for products that are not Year 2000 compliant or in certain cases that will not be tested for Year 2000 compliance. We believe the provision of free solutions may result in lost revenue for new product upgrades to within a range of $10 to $17 million, although the exact amount will depend on customer response to the Year 2000 issue.

In an effort to reduce the risks associated with the Year 2000, we have incorporated contingency planning as part of our five-phase plan, building upon disaster recovery and contingency planning that we already have in place. This includes identifying areas where we are most vulnerable to Year 2000 risk and putting contingency plans in place before we experience potential failures. Despite our efforts, we may not anticipate or adequately provide for all contingencies.

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

--------------------------------------------------------------------------------
ITEM 7A
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

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

PRINCIPAL AMOUNTS BY EXPECTED MATURITY:
(in thousands, except interest rates)

                                                                                                                 FAIR
                                                  YEARS ENDING JULY 31,                                          VALUE
                                 -------------------------------------------------------                        JULY 31,
                                     2000            2001         2002      2003    2004         TOTAL            1999
                                 -----------       -------       ------     ----    ----      -----------       --------

Cash Equivalents                 $   497,682            --           --       --      --      $   497,682       $497,682
      Average Interest Rate             4.86%                                                        4.86%

Investments                      $   206,787       $94,691       $3,452       --      --      $   304,930       $305,125
      Average Interest Rate             4.10%         3.76%        3.81%                             4.01%

Total Portfolio                  $   704,469       $94,691       $3,452       --      --      $   802,612       $802,807
      Average Interest Rate             4.60%         3.76%        3.81%                             4.50%

MARKETABLE SECURITIES

We also carry significant balances in marketable equity securities as of July 31, 1999. These securities are subject to considerable market risk due to their volatility. Fluctuations in the carrying value of our shares of Excite@Home will impact our earnings because we report these shares as trading security. See Note 1 of the financial statement notes for more information regarding risks related to our investments in marketable securities and Note 1 for information regarding the impact of our Excite@Home common stock on reported net income.

IMPACT OF FOREIGN CURRENCY RATE CHANGES

During fiscal 1999, the currency of our Japanese subsidiary has strengthened while the currencies of our other subsidiaries have remained essentially stable since the end of our 1998 fiscal year. Because we translate foreign currencies into U.S dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our international subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. For the fiscal 1999 year end, there was an immaterial currency exchange impact from our intercompany transactions. Currency exchange risk is also minimized since foreign debt is due almost exclusively in local foreign currencies. As of July 31, 1999, we did not engage in foreign currency hedging activities.

--------------------------------------------------------------------------------
ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INTUIT INC.
--------------------------------------------------------------------------------

1.      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

        The following financial statements are filed as part of this Report:

                                                                                                  PAGE
                                                                                                  ----
        Report of Ernst & Young LLP, independent auditors ......................................... 40

        Consolidated Balance Sheets as of July 31, 1998 and 1999 .................................. 41

        Consolidated Statements of Operations for the three years ended July 31, 1999 ............. 42

        Consolidated Statements of Stockholders' Equity for the three years ended July 31, 1999 ... 43

        Consolidated Statements of Cash Flows for the three years ended July 31, 1999 ............. 44

        Notes to Consolidated Financial Statements ................................................ 45

2.      INDEX TO FINANCIAL STATEMENT SCHEDULES

        The following financial statement schedule is filed as part of this report and should be read in conjunction with the Consolidated Financial
        Statements:

        SCHEDULE                                                                                  PAGE
        --------                                                                                  ----
          II       Valuation and Qualifying Accounts............................................... 65

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Intuit Inc.

We have audited the accompanying consolidated balance sheets of Intuit Inc. as of July 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 31, 1999. Our audits also included the financial statement schedule listed on the Index to Financial Statement Schedules on the preceding page. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intuit Inc. at July 31, 1998 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                        ERNST & YOUNG LLP

Palo Alto, California
August 24, 1999, except for paragraph 4 of Note 19, as to which the date is September 9, 1999.

                                   INTUIT INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                    JULY 31,          JULY 31,
(In thousands, except par value)                                                      1998              1999
                                                                                   -----------       -----------
                                                     ASSETS

Current assets:
  Cash and cash equivalents .....................................................  $   138,133       $   518,305
  Payroll tax deposits ..........................................................           --           131,148
  Short-term investments ........................................................      244,699           305,125
  Marketable securities .........................................................      499,285           431,319
  Accounts receivable, net of allowance for doubtful accounts
    of $5,335 and $10,739, respectively (1) .....................................       59,417            63,045
  Deferred income taxes .........................................................           --            64,925
  Inventories ...................................................................        3,695             4,931
  Prepaid expenses and other current assets (2) .................................       34,896            66,982
                                                                                   -----------       -----------
          Total current assets ..................................................      980,125         1,585,780
Property and equipment, net .....................................................       69,413           108,851
Purchased intangibles, net ......................................................       85,797            98,004
Goodwill, net ...................................................................      285,793           382,888
Other assets ....................................................................       10,937             7,549
Long-term deferred income taxes .................................................       21,006            63,675
Investments .....................................................................       17,009            45,473
Restricted investments ..........................................................       28,516            36,028
                                                                                   -----------       -----------
Total assets ....................................................................  $ 1,498,596       $ 2,328,248
                                                                                   ===========       ===========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ..............................................................  $    44,035       $    63,003
  Accrued compensation and related liabilities ..................................       23,728            37,414
  Payroll tax obligations .......................................................           --           131,148
  Deferred revenue ..............................................................       58,560            65,994
  Income taxes payable ..........................................................        3,044           146,847
  Deferred income taxes .........................................................      120,482           136,694
  Other accrued liabilities .....................................................      124,820           200,030
                                                                                   -----------       -----------
          Total current liabilities .............................................      374,669           781,130
Long-term notes payable .........................................................       35,566            36,308
Commitments and contingencies ...................................................
Stockholders' equity: ...........................................................
  Preferred stock, $0.01 par value
  Authorized - 3,000 shares total; 145 shares designated Series A; 200 shares designated Series B Junior Participating
    Issued and outstanding - none; none .........................................           --                --
  Common stock, $0.01 par value
    Authorized -- 250,000 shares
    Issued and outstanding - 177,960 and 187,626 shares, respectively ...........          593               625
  Additional paid-in capital ....................................................    1,080,554         1,229,880
  Accumulated other comprehensive income (loss) .................................      182,602            79,144
  Retained earnings (deficit) ...................................................     (175,388)          201,161
          Total stockholders' equity ............................................    1,088,361         1,510,810
                                                                                   -----------       -----------
Total liabilities and stockholders' equity ......................................  $ 1,498,596       $ 2,328,248
                                                                                   ===========       ===========

(1) Includes $3.4 and $0.1 million due from Checkfree as of July 31, 1998 and 1999, respectively (see Note 17).

(2) Includes a $7.3 and $6.7 million note receivable from Venture Finance Software Corporation as of July 31, 1998 and 1999, respectively (see
        Note 17).



                             See accompanying notes.

                                   INTUIT INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       YEARS ENDED JULY 31,
                                                                            ----------------------------------------
                                                                              1997            1998           1999
                                                                            ---------       ---------       --------
(In thousands, except per share data)
Net revenue (1) .........................................................   $ 598,925       $ 592,736      $ 847,568
Costs and expenses:
  Cost of goods sold:
     Product ............................................................     137,281         120,538        201,368
     Amortization of purchased software and other .......................       1,489           2,905          7,775
  Customer service and technical support ................................     119,762         117,714        130,759
  Selling and marketing .................................................     162,047         164,834        191,628
  Research and development ..............................................      93,018         108,604        143,437
  General and administrative ............................................      37,460          36,719         59,798
  Charge for purchased research and development .........................      11,009          53,800             --
  Other acquisition costs, including amortization of goodwill and
     purchased intangibles ..............................................      26,543          24,204         92,917
  Restructuring costs ...................................................      10,356              --             --
                                                                            ---------       ---------      ---------
          Total costs and expenses ......................................     598,965         629,318        827,682
                                                                            ---------       ---------      ---------

          Income (loss) from operations .................................         (40)        (36,582)        19,886

Interest and other income and expense, net ..............................       9,849          12,438         18,252
Net gain on marketable securities .......................................          --              --        579,211
Gain on disposal of business ............................................          --           4,321             --
                                                                            ---------       ---------      ---------
Income  (loss) from continuing operations before
  income taxes ..........................................................       9,809         (19,823)       617,349
Provision (benefit)  for income taxes ...................................      12,741          (7,666)       240,800
                                                                            ---------       ---------      ---------

Income(loss) from continuing operations .................................      (2,932)        (12,157)       376,549
Gain from sale of discontinued operations, net of
  income tax provision of $52,617 .......................................      71,240              --             --
                                                                            ---------       ---------      ---------
Net income (loss) .......................................................   $  68,308       $ (12,157)     $ 376,549
                                                                            =========       =========      =========
Basic net income (loss) per share from continuing operations ............   $   (0.02)      $   (0.08)     $    2.06
Basic net income per share from  sale of discontinued operations ........        0.51              --             --
                                                                            ---------       ---------      ---------
Basic net income (loss) per share .......................................   $    0.49       $   (0.08)     $    2.06
                                                                            =========       =========      =========
Shares used in per share amounts ........................................     139,272         149,028        182,688
                                                                            =========       =========      =========
Diluted net income (loss) per share from continuing operations ..........   $   (0.02)      $   (0.08)     $    1.97
Diluted net income per share from sale of discontinued operations .......        0.50              --             --
                                                                            ---------       ---------      ---------
Diluted net income (loss) per share .....................................   $    0.48       $   (0.08)     $    1.97
                                                                            =========       =========      =========
Shares used in per share amounts ........................................     142,344         149,028        191,088
                                                                            =========       =========      =========

(1) Includes $11.6, $14.1, and $6.1 million in revenue from Checkfree for the years ended July 31, 1997, 1998 and 1999, respectively, and $10.3 and $26.3 million in revenue from Excite@Home for the years ended July 31, 1998 and 1999, respectively (see Note 17).



                             See accompanying notes.

                                   INTUIT INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                           COMMON STOCK     ADDITIONAL     OTHER       RETAINED       TOTAL
                                                        -------------------  PAID -IN  COMPREHENSIVE   EARNINGS    STOCKHOLDERS'
(Dollars in thousands)                                     SHARES    AMOUNT   CAPITAL      INCOME      (DEFICIT)      EQUITY
                                                        -----------  ------ ---------- ------------    ---------   -------------
Balance at July 31, 1996 ............................  137,420,808   $458     $530,818       $(502)   $(231,539)      $299,235

Comprehensive income (loss):
 Unrealized gains on marketable securities ..........                                       20,668
 Foreign currency translation adjustments ...........                                         (734)
                                                                                         ---------
 Total comprehensive  income, net of tax ............                                       19,934                      19,934
Issuance of common stock pursuant to
 GALT acquisition ...................................      636,159      2        8,709          --           --          8,711
Issuance of common stock upon
 exercise of options and other ......................    2,480,454      8        7,540          --           --          7,548
Issuance of common stock pursuant to
 Employee Stock Purchase Plan .......................      288,903      1        1,877          --           --          1,878
Release of stock from escrow pursuant to
 Parsons Technology, Inc. acquisition ...............           --     --        2,743          --           --          2,743
Tax benefit from employee stock
 option transactions ................................           --     --        6,704          --           --          6,704
Net income ..........................................           --     --           --          --       68,308         68,308
------------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 1997 ............................  140,826,324    469      558,391      19,432     (163,231)       415,061

Comprehensive income (loss):
 Unrealized gains on marketable securities ..........                                       160,403
 Foreign currency translation adjustments ...........                                         2,767
                                                                                         ---------
 Total comprehensive  income, net of tax ............                                       163,170                    163,170
Issuance of common stock upon
 exercise of options and other ......................     6,690,774     22       41,222          --           --        41,244
Issuance of common stock pursuant to
 employee Stock Purchase Plan .......................       443,928      2        3,757          --           --         3,759
Issuance of common stock pursuant to
 public offering ....................................    30,000,000    100      455,950          --           --       456,050
Tax benefit from employee stock
 option transactions ................................            --     --       21,234          --           --        21,234
Net loss ............................................            --     --           --          --      (12,157)     (12,157)
------------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 1998 ............................  177,961,026    593    1,080,554     182,602     (175,388)     1,088,361

Comprehensive income (loss):
 Unrealized losses on marketable securities .........                                     (99,450)
 Foreign currency translation adjustments ...........                                      (4,008)
                                                                                        ---------
 Total comprehensive  loss, net of tax ..............                                    (103,458)                   (103,458)
Issuance of common stock upon
 exercise of options and other ......................    8,400,849     28       64,654          --           --         64,682
Issuance of common stock pursuant to
Employee Stock Purchase Plan ........................      396,546      1        6,325          --           --          6,326
Issuance of common stock pursuant to
 CRI acquisition ....................................      866,448      3       22,797          --           --         22,800
Tax benefit from employee stock
 option transactions ................................           --     --       55,550          --           --         55,550
Net income ..........................................           --     --           --          --      376,549        376,549
-----------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 1999 ............................  187,624,869   $625   $1,229,880     $79,144     $201,161     $1,510,810
=============================================================================================================================



                             See accompanying notes.

                                   INTUIT INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                    YEARS ENDED JULY 31,
                                                                       ---------------------------------------------
(In thousands)                                                            1997              1998              1999
                                                                       ---------         ---------         ---------
Cash flows from operating activities:
  Net income (loss) ................................................   $  68,308         $ (12,157)        $ 376,549
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Net gain on sale of discontinued operations .................     (71,240)               --                --
       Discontinued operations loss offset against gain ............      (9,668)               --                --
       Gain on disposal of business, net of tax ....................          --            (1,621)               --
       Gains on sale of marketable securities ......................          --                --          (490,757)
       Gain from conversion of marketable securities ...............          --                --           (88,454)
       Gain on sale of facility ....................................          --            (1,501)               --
       Charge for purchased research and development ...............      11,009            53,800                --
       Amortization of goodwill and other purchased intangibles ....      29,715            24,330           100,692
       Depreciation ................................................      28,952            28,908            40,611
       Changes in assets and liabilities:
          Accounts receivable ......................................       7,482           (17,055)           (3,027)
          Inventories ..............................................       1,445            (1,044)           (1,236)
          Prepaid and other current assets .........................      (4,090)          (14,104)          (31,763)
          Deferred income tax assets and liabilities ...............     (14,501)          (39,221)          (25,081)
          Accounts payable .........................................         (26)            8,206            18,054
          Accrued compensation and related liabilities .............       6,441             1,403            12,861
          Deferred revenue .........................................          58             6,320             7,434
          Accrued acquisition liabilities ..........................       1,445           (29,185)          (12,229)
          Other accrued liabilities ................................      22,931            43,491            25,767
          Income taxes payable .....................................       2,888            17,767           143,803
                                                                       ---------         ---------         ---------
            NET CASH PROVIDED BY OPERATING ACTIVITIES ..............      81,149            68,337            73,224
                                                                       ---------         ---------         ---------
Cash flows from investing activities:
  Proceeds from sale of facility ...................................          --             9,025                --
  Purchase of property and equipment ...............................     (27,597)          (33,561)          (80,049)
  Sale of marketable securities ....................................      29,500                --           531,426
  Acquisitions and dispositions, net of cash acquired ..............     (34,224)         (350,288)         (117,608)
  Decrease in other assets .........................................        (970)           (1,276)           (6,977)
  Purchase of short-term investments ...............................    (258,892)         (293,306)         (346,574)
  Liquidation and maturity of short-term investments ...............     215,338           213,176           278,636
  Purchase of marketable securities ................................          --                --           (50,000)
  Purchase of long-term investments ................................     (41,150)          (17,009)          (28,464)
                                                                       ---------         ---------         ---------
            NET CASH USED IN INVESTING ACTIVITIES ..................    (117,995)         (473,239)          180,390
                                                                       ---------         ---------         ---------
Cash flows from financing activities:
  Principal payments on long-term debt .............................        (661)           (4,798)               --
  Proceeds from issuance of long-term debt .........................      30,277                --                --
  Net proceeds from issuance of common stock .......................       9,426           501,053           126,558
                                                                       ---------         ---------         ---------
            NET CASH PROVIDED BY FINANCING ACTIVITIES ..............      39,042           496,255           126,558
                                                                       ---------         ---------         ---------
Net increase (decrease) in cash and cash equivalents ...............       2,196            91,353           380,172
Cash and cash equivalents at beginning of period ...................      44,584            46,780           138,133
                                                                       ---------         ---------         ---------
Cash and cash equivalents at end of period .........................   $  46,780         $ 138,133         $ 518,305
                                                                       =========         =========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid ....................................................   $     652         $     432         $     140
                                                                       =========         =========         =========
  Income taxes paid ................................................   $  31,906         $   6,054         $  64,849
                                                                       =========         =========         =========



                             See accompanying notes.

                                   INTUIT INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Intuit Inc. develops, sells and supports small business accounting, tax preparation and consumer finance desktop software products, financial supplies (such as computer checks, envelopes and invoices), and Internet-based products and services for individuals and small businesses. Our products and services are designed to automate commonly performed financial tasks and to simplify the way individuals and small businesses manage their finances. We sell our products throughout North America and in many international markets. Sales are made through retail distribution channels, traditional direct sales to customers and via the Internet.

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

Use of Estimates

To comply with generally accepted accounting principles, we make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes. Our most significant estimates are related to reserves for product returns and exchanges, reserves for rebates and the collectability of accounts receivable. We also use estimates to determine the remaining economic lives and carrying value of goodwill, purchased intangibles, and fixed assets. Despite our intention to establish accurate estimates and assumptions, actual results may differ from our estimates.

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

Customer Service and Technical Support

Customer service and technical support costs include the costs associated with performing order processing, answering customer inquiries and providing telephone assistance. In connection with the sale of certain products, Intuit provides free telephone support service to customers. This free service, also referred to as post-contract customer support, is included in this expense category. We do not defer the recognition of any revenue associated with sales of these products, since the cost of providing this free support is insignificant. The support is provided within one year after the associated revenue is recognized and enhancements are minimal and infrequent. The estimated cost of providing this free support is accrued upon product shipment.

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

Advertising

We expense advertising costs as incurred. Advertising expense for the years ended July 31, 1997, 1998 and 1999 was approximately $35.3 million, $27.0 million and $ 42.0 million, respectively.

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

The following schedule summarized the estimated fair value of our cash, cash equivalents, and short-term investments:

                                            JULY 31,         JULY 31,
                                              1998             1999
                                           ---------         ---------
(In thousands)
Cash and cash equivalents:
  Cash ..................................  $  22,382         $  20,623
  Money market funds ....................      6,972           294,190
  Commercial paper ......................         --           156,037
  Municipal bonds .......................     81,927            37,455
  U.S. Government securities ............     26,852            10,000
                                           ---------         ---------
                                           $ 138,133         $ 518,305
                                           =========         =========

Short-term investments:
  Certificates of deposit ...............  $   5,043         $   9,901
  Corporate notes .......................      2,000            19,482
  Municipal bonds .......................    256,297           284,057
  U.S. Government securities ............      9,875            27,713
  Restricted short-term investments .....    (28,516)          (36,028)
                                           ---------         ---------
                                           $ 244,699         $ 305,125
                                           =========         =========

The estimated fair value of cash equivalents and short-term investments classified by date of maturity is as follows:

                                          JULY 31,         JULY 31,
                                           1998              1999
                                         ---------         ---------
(In thousands)
Due within one year ...................  $ 225,241         $ 735,349
Due within two years ..................    163,317           101,784
Due within three years ................        408             1,702
Restricted short-term investments .....    (28,516)          (36,028)
                                         ---------         ---------
                                         $ 360,450         $ 802,807
                                         =========         =========

For information about our restricted investments, see Note 8. Realized gains and losses from sales of each type of security were immaterial for all periods presented.

Marketable Securities

Our available for sale marketable securities are carried at fair value and include unrealized gains and losses, net of tax, in stockholders' equity. We have designated our investment in Excite@Home as a trading security and fluctuations in the market value of these shares are reported in net income. We held the following marketable securities at July 31, 1998 and 1999:

                                                                        GROSS UNREALIZED
                                                                     -----------------------     NET REALIZED
1998                                                   COST            GAIN           LOSS            LOSS         FAIR VALUE
----                                                 --------        --------        -------     ------------      ----------
(In thousands)
  Checkfree Corporation common stock                 $156,350        $106,000        $    --        $     --        $262,350
  Excite, Inc. common stock                            39,150         187,050             --              --         226,200
  Verisign, Inc. common stock                           2,000           5,750             --              --           7,750
  Concentric Network Corporation common stock              --           2,985             --              --           2,985
                                                     --------        --------        -------        --------        --------
                                                     $197,500        $301,785        $    --        $     --        $499,285
                                                     ========        ========        =======        ========        ========

1999
----
(In thousands)
  Checkfree Corporation common stock                 $150,081        $152,177        $    --        $     --        $302,258
  Security First Technologies common stock             49,997              --         16,140              --          33,857
  Excite@Home, Inc. common stock                      132,060              --             --          36,856          95,204
                                                     --------        --------        -------        --------        --------
                                                     $332,138        $152,177        $16,140        $ 36,856        $431,319
                                                     ========        ========        =======        ========        ========

In January 1997, we sold our online banking and bill payment transaction processing business to Checkfree Corporation. We obtained marketable securities in Checkfree as a result of this sale. Note 4 provides more information on this sale.

We account for the investment in Checkfree as an available-for-sale equity security, which accordingly is carried at market value. Checkfree common stock is quoted on the Nasdaq National Market under the symbol CKFR. The closing price of Checkfree common stock at July 31, 1999 was $29.56 per share. At July 31, 1999, we held 10.2 million shares, or approximately 19%, of Checkfree's outstanding common stock.

During fiscal 1999, we sold 425,000 shares of Checkfree, 250,000 shares of Verisign, 4,800,000 shares of Excite, and 217,640 shares of Concentric. In connection with these sales we recognized realized total gains of $1.1 million, $17.7 million, $461.4 million, and $10.6 million, respectively.

In connection with At Home Corporation's acquisition of Excite in May 1999, our shares of Excite were converted into Excite@Home common stock. At the time of the conversion of our existing Excite shares into Excite@Home shares, we recorded a realized gain of approximately $125.3 million. We have elected to report these converted Excite@Home shares as a trading security. As a result, we are reporting both positive and negative fluctuations in the market value of this stock in net income. At July 31, 1999, we owned 2.1 million shares (or approximately 0.6%) of Excite@Home common stock and reported a realized valuation loss of approximately $36.9 million for these securities for the period between the time of conversion of the shares to July 31, 1999. The closing price of Excite@Home (symbol ATHM) at July 31, 1999, was $45.69 per share. The average price of Excite@Home between May 28, 1999 and July 31, 1999 was $50.55 per share.

In May 1999, we purchased 970,813 shares of common stock of Security First Technologies ("Security First"). See Note 5 for more information about this purchase. We account for the investment in Security First as an available-for-sale-equity security, which accordingly is carried at market value. Security First common stock is quoted on the Nasdaq National Market under the symbol SONE. The closing price of Security First common stock at July 31, 1999 was $34.88 per share. At July 31, 1999, we held 970,813 shares, or approximately 3.5%, of Security First's outstanding common stock.

Checkfree, Excite@Home, and Security First are high technology companies whose stocks are subject to substantial volatility. Accordingly, it is possible that the market price of one or more of these companies' stocks could decline substantially and quickly, which could result in a material reduction in the carrying value of these assets.

Inventories

Our inventories consist primarily of materials used in software products and related supplies and packaging materials. We value them at the lower of cost (first-in, first-out) or market (net realizable value or replacement cost).

Property and Equipment

Property and equipment are stated at cost. We calculate depreciation using the straight-line method over the estimated useful lives of the assets, which range from 3 to 30 years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives or remaining lease terms. Property and equipment consisted of the following:

                                                      JULY 31,           JULY 31,
                                                        1998              1999
                                                      ---------         ---------
(In thousands)
Machinery and equipment ............................  $  96,780         $ 138,231
Furniture and fixtures .............................     12,514            15,216
Leasehold improvements .............................     22,278            39,168
Land and buildings .................................      3,193             9,049
Construction in progress ...........................        763             2,639
                                                      ---------         ---------
                                                        135,528           204,303
Less accumulated depreciation and amortization .....    (66,115)          (95,452)
                                                      ---------         ---------
                                                      $  69,413         $ 108,851
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

Goodwill and purchased intangible assets consisted of the following:


                             LIFE IN                  NET BALANCE AT
                              YEARS        JULY 31, 1998          JULY 31, 1999
                             -------       -------------          -------------
(In thousands)
Goodwill                       3-5         $     285,793          $     382,888
Customer lists                 3-5                53,517                 66,907
Covenant not to compete        3-5                 2,211                  2,492
Purchased technology           1-5                18,763                 17,751
Assembled Workforce            2-5                 5,596                  3,972
Trade names and logos          1-10                5,710                  6,882

Balances presented above are net of total accumulated amortization of $103.6 million and $210.1 million at July 31, 1998 and July 31, 1999, respectively.

Concentration of Credit Risk

Intuit operates in an industry which is highly competitive and rapidly changing. Many circumstances could have an unfavorable impact on Intuit's operating results. Examples include significant technological changes in the industry, changes in customer requirements or the emergence of competitive products or services with new capabilities.

We are also subject to risks related to our significant balances of short-term investments, marketable securities and trade accounts receivable. At July 31, 1999, we held shares of Checkfree common stock representing approximately 19% of Checkfree's outstanding common stock. We also held approximately 0.6% of Excite@Home's Common Stock and 3.5% of Security First's outstanding common stock outstanding as of July 31, 1999. If there is a permanent decline in the value of these securities below cost, we will need to report this decline in our statement of operations. Fluctuations in the market value of our shares in Excite@Home are treated as realized gains and losses in our statement of operations on an ongoing basis, since this investment is treated as a trading security. See "Marketable Securities," above in Note 1 for a discussion of risks associated with our marketable securities. Our remaining portfolio is diversified and consists primarily of short-term investment-grade securities.

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

Comprehensive Income (Loss)

As of August 1, 1998, Intuit adopted SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for the reporting and display of comprehensive net income and its components. However, it has no impact on our net income or stockholders' equity as presented in our financial statements. The only items of comprehensive income (loss) that the Company currently reports are unrealized gains (losses) on marketable securities and foreign currency translation adjustments.

Recent Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 1999, the FASB delayed implementation of FAS 133, so that implementation is now required for fiscal years beginning after June 15, 2000. Upon adoption, transition adjustments will be reported in net income or other comprehensive income, as appropriate, reflecting the effect of a change in accounting principle. We have not yet determined whether adoption of FAS 133 will have a material impact on our consolidated financial position, results of operations, or cash flows.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current presentation format.

2.      PER SHARE DATA

Basic income per share is computed using the weighted average number of common shares outstanding during the period. Diluted income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon the exercise of stock options under the treasury stock method. All share and per share amounts shown in this table have been restated to reflect a three for one stock split effective September 30, 1999 (see Notes 9 and 19). The following table shows the computation of basic and diluted income per share for the years ended July 31, 1997, 1998 and 1999:

                                                                  YEARS ENDED JULY 31,
                                                        -------------------------------------------
                                                          1997             1998              1999
                                                        --------        ----------         --------
(In thousands, except share and per share data)
BASIC:
     Weighted average common shares outstanding ......   139,272           149,028          182,688
                                                        ========        ==========         ========
     Net income (loss) ...............................  $ 68,308        $  (12,157)        $376,549
                                                        ========        ==========         ========
     Per share amount ................................  $   0.49        $    (0.08)        $   2.06
                                                        ========        ==========         ========

DILUTED:
     Weighted average common shares outstanding ......   139,272           149,028          182,688
     Equivalent shares issuable upon exercise of
        options ......................................     3,072                --            8,400
                                                        --------        ----------         --------

     Shares used in per share amounts ................   142,344           149,028          191,088
                                                        ========        ==========         ========
     Net income (loss) ...............................  $ 68,308        $  (12,157)        $376,549
                                                        ========        ==========         ========
     Per share amount ................................  $   0.48        $    (0.08)        $   1.97
                                                        ========        ==========         ========


3.      ACQUISITIONS

In September 1996, we acquired GALT Technologies, Inc. ("GALT") for $14.6 million. GALT was a provider of mutual fund information on the World Wide Web. The acquisition was treated as a purchase for accounting purposes. We allocated approximately $8.5 million of the purchase price to identified intangible assets and goodwill. These assets are being amortized over a period of three years or less. We also expensed approximately $4.9 million of in-process research and development at the time of acquisition. Under the terms of the agreement, we issued 636,159 shares of Intuit common stock and options to purchase approximately 101,058 shares of Intuit common stock to GALT stockholders and option holders, respectively, at the date of acquisition.

In March 1997, Intuit KK, a wholly-owned subsidiary of Intuit, acquired Nihon Micom Co. Ltd., a Japanese small business accounting software company, for cash. The purchase price was approximately $39.9 million. In addition, we assumed liabilities of approximately $9.6 million. The acquisition was treated as a purchase for accounting purposes. We allocated approximately $32.8 million of the purchase price to identified intangible assets and goodwill. These assets are being amortized over a period not to exceed three years. We also expensed $6.1 million of in-process research and development in the quarter ended April 30, 1997. Under the terms of the agreement, we issued options to purchase 267,510 shares of Intuit common stock to employees of Nihon Micom on the date of acquisition and an additional 284,700 shares in March of 1999.

In June 1998, we acquired substantially all of the assets of Lacerte Software Corporation and Lacerte Educational Services Corporation (together, "Lacerte"), for cash. Lacerte is a leading developer and marketer of tax preparation software and services for tax professionals. The purchase price was approximately $400 million. In addition, we assumed liabilities of $31.8 million. We funded the acquisition by a public offering of 30.0 million shares of common stock. Note 9 provides more information on this public offering.

The acquisition of Lacerte was treated as a purchase for accounting purposes. We allocated approximately $358.2 million of the purchase price to identified intangible assets and goodwill. These assets are being amortized over a period of three to five years. We also expensed approximately $53.8 million of in-process research and development at the time of the acquisition. The following table shows pro forma net revenue, net loss from continuing operations and diluted net loss per share from continuing operations of Intuit and Lacerte for the fiscal years ending July 31, 1997 and 1998 as if we had acquired Lacerte at the beginning of fiscal 1997:

                                                                       YEAR ENDED JULY 31, 1997          YEAR ENDED JULY 31, 1998
                                                                      --------------------------        --------------------------
                                                                      INCLUDING           AS            INCLUDING            AS
                                                                       LACERTE         REPORTED          LACERTE          REPORTED
                                                                      ---------        ---------        ---------        ---------
(In thousands, except per share data; unaudited)
Net revenue .......................................................   $ 668,077        $ 598,925        $ 668,244        $ 592,736
Net loss from continuing operations ...............................     (88,067)          (2,932)         (56,689)         (12,157)
Basic and diluted net loss per share from continuing operations ...   $   (0.51)       $   (0.02)       $   (0.32)       $   (0.08)

On April 7, 1999, we acquired the customer list and intellectual property rights of TaxByte, Inc., for approximately $11 million in cash. TaxByte was a professional tax preparation software company with a customer base of approximately 3,600 professional tax preparers. The acquisition was treated as a purchase for accounting purposes and the entire purchase price was allocated to identified intangible assets and goodwill to be amortized over five years. No tangible assets were acquired or liabilities assumed in connection with the purchase.

On May 3, 1999, we completed our acquisition of Computing Resources, Inc. ("CRI"), a Reno, Nevada-based provider of payroll services for cash. CRI is one of the country's largest payroll services companies and a leader in providing payroll services to small businesses. The purchase price for privately-held CRI was approximately $200 million, consisting of approximately $100 million cash and approximately $25 million of Intuit stock that was paid at closing, and $75 million in cash to be paid in three annual installments of $ 25 million each.

We accounted for the acquisition of CRI as a purchase for accounting purposes and allocated approximately $187 million to identified intangible assets and goodwill. These assets are being amortized over a period of three to five years. The following table shows pro forma net revenue, net loss from continuing operations and diluted net loss per share from continuing operations of Intuit and CRI as if we had acquired CRI at the beginning of fiscal 1998:

                                                         YEAR ENDED JULY 31,               YEAR ENDED JULY 31,
                                                                 1998                              1999
                                                    ---------------------------         --------------------------
                                                    INCLUDING            AS             INCLUDING           AS
                                                       CRI            REPORTED             CRI           REPORTED
                                                    ---------         ---------         ---------        ---------
(In thousands, except per share data; unaudited)
Net revenue ......................................  $ 624,636         $ 592,736         $ 873,316        $ 847,568
Net income (loss) from continuing operations .....    (44,098)          (12,157)          350,212          376,549
Diluted net income (loss) per share
 from continuing operations ......................  $   (0.29)        $   (0.08)        $    1.83        $    1.97

On June 11, 1999, we acquired the customer list and intellectual property rights of Compucraft Tax Services, LLC, for approximately $8 million in cash with a provision that could increase the overall purchase price if certain performance targets are met. Compucraft was a professional tax preparation service bureau company with an active customer base of approximately 3,400 professional tax preparers. The acquisition was accounted for as a purchase for accounting purposes. The entire purchase price was allocated to identified intangible assets. No liabilities were assumed in connection with the purchase.

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

4.      DISCONTINUED OPERATIONS AND DIVESTITURES

On January 27, 1997, we sold Intuit Services Corporation ("ISC"), our online banking and bill payment transaction-processing subsidiary, to Checkfree. In exchange, we received 12.6 million shares of Checkfree common stock. The closing price of Checkfree common stock was $14.75 per share on January 24, 1997, the last business day prior to closing. As a result of the transaction, we recorded a gain on sale of discontinued operations of $71.2 million, net of tax, in the quarter ended January 31, 1997. The gain was recorded net of certain conditional items relating to the business sold. In addition to the gain on sale, Checkfree agreed to pay us $20 million in service and license fees for providing connectivity between Intuit's Quicken software and Checkfree's bill payment processing services. Of this $20 million, $10 million of revenue was received and recorded in January 1997, and $10 million was received and recorded in October 1997. We accounted for the sale of ISC as a discontinued operation. We deferred operating results for the discontinued operations for the period beginning August 1, 1996 until the close of the sale on January 27, 1997. The losses incurred for the period noted above were netted against the gain on sale of discontinued operations.

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

On February 17, 1998, we announced a three-year agreement with America Online, Inc. ("AOL"). Under terms of the agreement, subject to certain limited exceptions, we are the exclusive provider of tax preparation and filing, multi-carrier life and auto insurance, and multi-lender mortgage services on both the AOL service and AOL.com, which is AOL's default site for Internet access by AOL members. In addition, on AOL.com, we are the primary source of financial content for the Personal Finance Web Channel. We have guaranteed payments to AOL totaling $30 million over three years, of which $16.2 million was paid upon signing. The remaining capitalized amount of $8.1 million is being amortized ratably over the remainder of the term. AOL will also be eligible for additional revenue sharing payments once Intuit has recovered certain advances and other amounts.

In May 1998, we participated in the formation of a company, Venture Finance Software Corp. ("VFSC") to focus on the development of certain Web-oriented finance products. VFSC has received $34.5 million through the sale of equity interests to private investors and obtained conditional commitments to receive up to an additional $11.5 million in capital contributions from these investors. Of the $46 million potential funding for VFSC, venture capital funds managed by Kleiner Perkins Caufield & Byers, of which L. John Doerr, a director of Intuit, is a general partner, have agreed to invest up to $1 million. In exchange for its equity interest in VFSC, Intuit has granted VFSC licenses to certain technology and intellectual property rights related to certain Web-oriented finance products and has agreed not to compete with VFSC in certain areas of server-based personal finance for a period of ten years. Intuit is managing the development of the new products and the commercialization efforts of VFSC and has been granted the option to purchase the equity interests of the other investors in VFSC during a period of time beginning two years after the formation of VFSC at a price to be determined by a formula (see Note 17).

On May 27, 1999, we completed a $50 million investment in Security First Technologies ("Security First"). Security First delivers enterprise-wide Internet applications for financial institutions. We purchased 970,813 shares of common stock at a price of $51.50 per share, which represents approximately 3.8% of Security First's outstanding common stock. In connection with this agreement, we also received an option to purchase 3,629,187 additional shares of Security First common stock, which will become exercisable if Security First completes its planned acquisition of Edify Corporation (a publicly held California-based provider of Internet and voice electronic commerce solutions), and an option to purchase an additional 1,800,000 shares of common stock if Security First completes its planned acquisition of FICS Group, N.V. (a privately held Belgium-based provider of regulatory financial reporting and remote electronic banking software). These options are exercisable at a per share purchase price of $51.50. Our investment in Security First was made in connection with establishing a strategic relationship to deliver online financial software and services to financial institutions. The common stock of Security First is quoted on the Nasdaq National Market under the symbol "SONE."

6.      INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

Intuit has adopted Statement of Financial Accounting No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131"). SFAS 131 establishes standards for the way in which public companies disclose certain information about operating segments in the Company's financial reports. Consistent with SFAS 131, we have determined our operating segments based on factors such as how our operations are managed and how results are viewed by management. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Intuit does not track assets by operating segments. Consequently, we do not disclose assets by operating segments. The following results are broken out by our operating segments for the fiscal years ending July 31, 1999, 1998, and 1997:

1999                                             SMALL      CONSUMER
----                                            BUSINESS     FINANCE        TAX    INTERNATIONAL
(IN THOUSANDS)                                  DIVISION    DIVISION      DIVISION    DIVISION     OTHER(1)     CONSOLIDATED
                                                --------    ---------     -------- -------------   ---------    ------------
Net revenue ..................................  $292,707    $ 137,681     $337,734    $ 79,446     $      --     $ 847,568
Segment Operating
Income / (Loss) ..............................    95,924       (6,621)     148,464      (2,252)           --       235,515
Common Expenses ..............................        --           --           --          --      (114,938)     (114,938)
                                                --------    ---------     --------    --------     ---------     ---------
Sub-Total Operating income (loss) ............    95,924       (6,621)     148,464      (2,252)     (114,938)      120,577
                                                --------    ---------     --------    --------     ---------     ---------
Realized Gains / (Losses)
On Marketable Securities .....................        --           --           --          --       579,211       579,211
Acquisition Costs ............................        --           --           --          --      (100,692)     (100,692)
Interest Income/ Expense
and Other items ..............................        --           --           --          --        18,253        18,253
                                                --------    ---------     --------    --------     ---------     ---------
Net Income Before Tax ........................  $ 95,924    $  (6,621)    $148,464    $ (2,252)    $ 381,834     $ 617,349
                                                ========    =========     ========    ========     =========     =========

1998

Net revenue ..................................  $208,349    $ 120,860     $192,789    $ 70,738            --     $ 592,736
Segment Operating
Income / (Loss) ..............................    75,770      (16,414)      79,373     (11,472)           --       126,545
Common Expenses ..............................        --           --           --          --       (66,776)      (66,774)
                                                --------    ---------     --------    --------     ---------     ---------
Sub-Total Operating income (loss) ............    75,770      (16,414)      79,373     (11,472)      (66,776)        60,481
                                                --------    ---------     --------    --------     ---------     ---------
Realized Gains / (Losses)
On Marketable Securities .....................        --           --           --          --            --            --
Acquisition Costs ............................        --           --           --          --       (80,909)      (80,909)
Interest Income/ Expense
and Other items ..............................        --           --           --          --           605           605
                                                --------    ---------     --------    --------     ---------     ---------
Net Income Before Tax ........................  $ 75,770    $ (16,414)    $ 79,373    $(11,472)    $(147,080)    $ (19,823)
                                                ========    =========     ========    ========     =========     =========

1997

Net revenue ..................................  $184,169    $  97,572     $170,223    $ 73,537     $  73,424     $ 598,925
Segment Operating
Income / (Loss) ..............................    55,323      (17,487)      60,360      (1,560)        6,745       103,381
Common Expenses ..............................        --           --           --          --       (54,024)      (54,024)
                                                --------    ---------     --------    --------     ---------     ---------
Sub-Total Operating
income (loss) ................................    55,323      (17,487)      60,360      (1,560)      (47,279)       49,357
                                                --------    ---------     --------    --------     ---------     ---------
Realized Gains / (Losses)
On Marketable Securities .....................        --           --           --          --            --            --
Acquisition Costs ............................        --           --           --          --       (39,041)      (39,041)
Interest Income/ Expense
and Other items ..............................        --           --           --          --          (507)         (507)
                                                --------    ---------     --------    --------     ---------     ---------
Net Income Before Tax ........................  $ 55,323    $ (17,487)    $ 60,360    $ (1,560)    $ (86,827)    $   9,809
                                                ========    =========     ========    ========     =========     =========

(1) Reconciling items include acquisition and other common costs not allocated to specific segments. Fiscal 1997 results include activity from our divested Parsons subsidiary.

7.      OTHER ACCRUED LIABILITIES

                                                   JULY 31,    JULY 31,
                                                     1998        1999
                                                   --------    --------
(In thousands)
Reserve for returns and exchanges ...............  $ 60,343    $ 73,955
Future payments due for CRI acquisition .........        --      66,314
Other acquisition and disposition related items..    19,181      10,824
Rebates .........................................    16,870      18,002
Post-contract customer support ..................     4,433       3,418
Other accruals ..................................    23,993      27,517
                                                   --------    --------
                                                   $124,820    $200,030
                                                   ========    ========

8.      NOTES PAYABLE AND COMMITMENTS

Notes Payable

In March 1997, our Japanese subsidiary, Intuit KK, entered into a three-year loan agreement with Japanese banks for approximately $30.3 million used to fund its acquisition of Nihon Micom. The interest rate is variable based on the Tokyo inter-bank offered rate or the short-term prime rate offered in Japan. At July 31, 1999, the rate was approximately 0.4%. The fair value of the loan approximates cost as the interest rate on the borrowings is adjusted periodically to reflect market rates (which are currently significantly lower in Japan than in the United States). We have guaranteed the loan and pledged approximately $36.0 million, or 110% of the loan balance, of short-term investments to be restricted as security for the borrowings at July 31, 1999. We are obligated to pay interest only until March 2000.

Leases

Intuit leases its office facilities and some equipment under various operating lease agreements. The leases provide for annual rent increases of up to 10%. Annual minimum commitments under these leases are as follows:

YEARS ENDING JULY 31,                      COMMITMENTS
---------------------                      -----------
(In thousands)
2000 ...................................    $ 19,456
2001 ...................................      20,195
2002 ...................................      17,357
2003 ...................................      17,489
2004 ...................................      14,067
Thereafter .............................      42,862
                                            --------
                                            $131,426
                                            ========

Total rent expense for the years ended July 31, 1997, 1998 and 1999 was approximately $10.1 million, $10.3 million and $11.5 million, respectively.

9.      STOCKHOLDERS' EQUITY

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

On October 7, 1996, we adopted the 1996 Directors Stock Option Plan. This plan provides for non-qualified stock options for a specified number of shares to be granted to non-employee directors of Intuit on an annual basis. The option exercise price equals the fair market value at the date of grant. Options granted through January 1999 vest over a four-year period. All subsequent options have been immediately vested at the time of grant. All options expire after ten years.

On November 11, 1998, we adopted the 1998 Option Plan for Mergers and Acquisitions (the "1998 Plan"). Under the 1998 Plan, we may grant non-qualified stock options to individuals who are hired by Intuit as a result of acquisitions of, or mergers with, other companies by Intuit. The 1998 Plan has been designed to meet the "broadly based plans" exemption from the stockholder approval requirement for stock option plans under the Nasdaq National Market listing requirements and, accordingly, has not been submitted to Intuit stockholders for approval. Options under the 1998 Plan can only be granted to eligible individuals within 18 months following the completion of the relevant acquisition or merger. Options granted under the 1998 Plan have an exercise price not less than the fair market value of Intuit's Common Stock on the date of grant. They will generally become exercisable over a four-year period based on continued service and expire ten years after the grant date. Options granted to officers hired as a result of a merger or acquisition cannot exceed 45% of all shares reserved for grant under the 1998 Plan.

In addition, we have several discontinued option plans with outstanding options. For example, we assumed options in connection with our purchase of ChipSoft, Inc. on December 12, 1993. The options vest over a five-year period and expire after seven years. We also assumed options in connection with our purchases of GALT and Intuit Insurance Services, Inc. ("IIS").

A summary of activity under all option plans is as follows:

                                                                               OPTIONS OUTSTANDING
                                                                ---------------------------------------------------
                                                 SHARES                                            WEIGHTED AVERAGE
                                               AVAILABLE         NUMBER OF            PRICE PER     EXERCISE PRICE
                                               FOR GRANT           SHARES               SHARE         PER SHARE
                                              -----------       -----------       ---------------- ----------------
Balance at July 31, 1996 ...................    5,905,419        19,697,919       $  0.02 - $28.00        $ 9.25
 GALT Plan assumed .........................      101,058                --                     --            --
 Options converted in GALT acquisition .....     (101,058)          101,058          0.76 -  12.46          7.79
 Additional shares authorized ..............    9,360,000                --                     --            --
 Options granted outside of option plans ...           --           336,018          7.29 -  28.00         11.03
 Options granted ...........................  (13,164,561)       13,164,561          7.25 -  12.67          9.25
 Options exercised .........................           --        (2,480,349)         0.02 -  19.21          3.15
 Options canceled or expired ...............    3,720,621        (3,974,901)         0.76 -  28.00          9.88
                                              -----------       -----------       ----------------        ------
Balance at July 31, 1997 ...................    5,821,479        26,844,306          0.02 -  28.00          7.54
 Additional shares authorized ..............    6,450,000                --                     --            --
 Options granted ...........................   (9,235,791)        9,235,791          8.21 -  18.83         12.73
 Options exercised .........................           --        (6,690,774)         0.02 -  14.67          6.28
 Options canceled or expired ...............    3,424,584        (3,555,504)         0.76 -  28.00          8.56
                                              -----------       -----------       ----------------        ------
Balance at July 31, 1998 ...................    6,460,272        25,833,819          0.02 -  26.00          9.57
 Additional shares authorized ..............   14,010,000                --                     --            --
 Options granted ...........................  (15,129,414)       15,129,414         13.04 -  31.21         23.22
 Options exercised .........................           --        (8,400,849)         0.02 -  31.21          8.12
 Options canceled or expired ...............    2,208,099        (2,208,843)         0.76 -  31.21         15.47
                                              -----------       -----------       ----------------        ------
Balance at July 31, 1999 ...................    7,548,957        30,353,541        $ 0.02 - $31.21        $16.35
                                              ===========       ===========       ================        ======

There were 5,793,057, 7,597,860 and 7,513,713 options exercisable under the various plans at July 31, 1997, 1998 and 1999, respectively. At July 31, 1999, there were 3,676,731 shares available for grant under the 1993 Plan, 180,000 shares available for grant under the 1996 Directors Stock Option Plan, and 3,692,226 shares available for grant under the 1998 Plan.

On September 18, 1996, we repriced 5,363,238 options to reflect an exercise price of $10.92, the fair market value on the date of repricing. As a condition of the repricing, employees agreed that repriced options would not be exercisable, even if vested, until September 17, 1997. Officers at the level of senior vice president and above were not eligible for the repricing.

On March 27, 1997, we repriced 9,454,335 options to reflect an exercise price of $7.92, the fair market value on the date of repricing. As a condition of the repricing, employees agreed that repriced options would not be exercisable, even if vested, until March 27, 1998. Officers at the level of senior vice president and above were not eligible for the repricing. On June 30, 1997, 532,800 options held by employees of a Japanese subsidiary were also repriced to $7.92.

Stock Split

Intuit's Board of Directors authorized a three-for-one stock split on September 8, 1999. This was effected by distributing a 200% stock dividend on September 30, 1999 to stockholders of record on September 20, 1999. We have restated all share and per share amounts referred to in the financial statements and notes to reflect this stock split.

Employee Stock Purchase Plan

In October 1996, Intuit adopted an Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code and reserved 900,000 shares of common stock for future issuance. In January 1998, an additional 600,000 shares of common stock were reserved for future issuance, and in January 1999, an additional 900,000 shares were reserved for future issuance. The plan allows eligible employees to purchase Intuit's stock at 85% of the lower of the fair market value at the beginning or end of each six-month offering period. During fiscal 1998 and 1999, employees purchased 443,928 and 396,546 shares, respectively.

Stock-Based Compensation

We follow Accounting Principles Board Opinion 25 ("APB 25"), "Accounting for Stock Issued to Employees," in accounting for stock-based compensation. Accordingly, we are not required to record compensation expense when stock options are granted to employees, as long as the exercise price is not less than the fair market value of the stock when the option is granted, and we are not required to record compensation expense in connection with the Employee Stock Purchase Plan as long as the purchase price is not less than 85% of the lower of the fair market value at the beginning or end of each six-month offering period. In October 1995, the FASB issued SFAS 123, "Accounting for Stock Based Compensation." Although SFAS 123 allows us to continue to follow the present APB 25 guidelines, we are required to disclose pro forma net income (loss) and net income (loss) per share as if we had adopted the new statement. The pro forma impact of applying SFAS 123 in fiscal 1997, 1998 and 1999 is not likely to be representative of the pro forma impact in future years.

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

                                             OPTIONS                                 EMPLOYEE STOCK PURCHASE PLAN
                             ---------------------------------------            ------------------------------------
                                1997          1998           1999                 1997        1998        1999
                             ----------     ---------     ----------            --------   ---------    ---------
Expected life (years) ......  1.17-4.61      1.61-4.61     1.61-4.61              0.5         0.5          0.5
Expected volatility ........    0.60%          0.60%         0.69%               0.60%       0.60%        0.69%
Risk-free interest rate .... 5.50%-6.88%    5.34%-6.0%    4.10%-6.31%            5.61%     5.25-5.45%   4.59-4.93%

Our pro forma net income (loss) and net income (loss) per share would have been:

                                                          YEARS ENDED JULY 31,
                                             ------------------------------------------------
                                                1997              1998               1999
                                             -----------       -----------        -----------
(In thousands, except per share data)
Net income (loss)
   As reported ............................  $    68,308       $   (12,157)       $   376,549
   Pro forma ..............................  $    46,409       $   (34,194)       $   336,944

Diluted net income (loss) per share
   As reported ............................  $      0.48       $     (0.08)       $      1.97
   Pro forma ..............................  $      0.32       $     (0.23)       $      1.76

The weighted average fair value of options granted during fiscal 1997, 1998 and 1999 was approximately $4.00, $5.54 and $11.06 per share, respectively.

The following table summarizes information about stock options outstanding at July 31, 1999:

                                                    OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                                  -----------------------------------------------------            --------------------------------
                                                 WEIGHTED AVERAGE           WEIGHTED                                   WEIGHTED
                                               REMAINING CONTRACTUAL        AVERAGE                                     AVERAGE
       EXERCISE PRICE               NUMBER         LIFE (YEARS)          EXERCISE PRICE             NUMBER           EXERCISE PRICE
       --------------             ---------    ---------------------     --------------            ---------         --------------
       $0.02 - $ 7.92             5,195,319             6.45                 $ 7.25                3,374,613            $  6.98
        7.98 -   8.67             3,352,959             7.89                   8.22                1,505,763               8.19
        8.82 -  11.50             3,062,553             7.89                  10.00                1,164,063               9.95
       11.67 -  15.60             3,254,379             8.68                  14.20                  742,626              14.17
       15.67 -  16.13             3,272,925             8.79                  15.80                  321,150              15.84
       16.38 -  23.33             3,479,133             9.06                  17.92                  345,633              17.05
       24.00 -  26.31             4,732,287             9.76                  26.27                    4,083              26.12
       26.75 -  30.58             2,441,532             9.52                  27.49                   55,512              29.45
       31.00 -  31.00               532,446             9.92                  31.00                        0               0.00
       31.21 -  31.21             1,030,008             9.62                  31.21                      270              31.21
       --------------            ----------             ----                 ------                ---------            -------
       $0.02 - $31.21            30,353,541             8.48                 $16.35                7,513,713            $  9.41
       ==============            ==========             ====                 ======                =========            =======

Stock Offering

In May and June 1998, we sold 30.0 million shares of our Common Stock in a registered underwritten public offering at a price to the public of $15.792 per share, providing us with net proceeds of approximately $455.7 million after underwriting commissions and estimated expenses. As stated in Note 3, $400 million of these net proceeds were used to fund the acquisition of Lacerte.

10.     PROFIT SHARING AND BENEFIT PLANS

Profit Sharing Plans

Full-time employees are eligible to participate in Intuit's profit-sharing plans. The Compensation Committee of the Board of Directors determines amounts to be contributed to the plans. Profit-sharing expense for fiscal 1997, 1998 and 1999 was approximately $4.2 million, $9.1 million and $12.4 million, respectively.

Benefit Plans

We provide two 401(k)-retirement savings plans for full-time employees. Participating employees may contribute up to 15% of pretax salary to the plan, subject to IRS limitations. Intuit matches a specified portion of the employee contributions up to a maximum amount per employee per year. The amount is subject to change on an annual basis. At July 31, 1997, the match was 25% of the employee contribution, up to $1,000, at July 31, 1998, the match was 75%, up to $1,500, and at July 31, 1999, the match was 75%, up to $2,500. Matching contributions were approximately $1.6 million, $3.0 million and $5.8 million, respectively, for the years ended July 31, 1997, 1998 and 1999. Our wholly owned subsidiary Lacerte currently maintains its own separate 401(k)-retirement plan for participating employees. The Lacerte plan will be merged with the existing Intuit plan on January 1, 2000.

11.     SHAREHOLDER RIGHTS PLAN

On April 29, 1998, the Board of Directors adopted a shareholder rights plan designed to protect the long-term value of the Company for its shareholders during any future unsolicited acquisition attempt. In connection with the plan, the Board declared a dividend of one preferred share purchase right for each share of Intuit's common stock outstanding on May 11, 1998 (the "Record Date") and further directed the issuance of one such right with respect to each share of Intuit's common stock that is issued after the Record Date, except in certain circumstances. If a person or a group (an "Acquiring Person") acquires 20 percent or more of Intuit's common stock, or announces an intention to make a tender offer for Intuit's common stock, the consummation of which would result in a person or group becoming an Acquiring Person, then the rights will be distributed (the "Distribution Date"). After the Distribution Date, each right may be exercised for 1/3000th of a share of a newly designated Series B Junior Participating Preferred stock at an exercise price of approximately $83.33. The preferred stock has been structured so that the value of 1/3000th of a share of such preferred stock will approximate the value of one share of common stock. The rights will expire on May 1, 2008. The plan was amended in October 1998 to remove "continuing director" provisions, which had allowed the Intuit Board of Directors to take certain actions following a 20% acquisition of Intuit's shares provided that a majority of directors in office after the acquisition event had been in office immediately prior to the acquisition event.

12.     INCOME TAXES

Income (loss) before income taxes includes income (loss) from foreign operations of approximately $(8,365,000), ($14,512,000) and ($8,972,000) for the years ended July 31, 1997, 1998 and 1999, respectively. The provision for income taxes consisted of the following:

                                                              YEARS ENDED JULY 31,
                                                  ---------------------------------------------
(In thousands)                                       1997              1998              1999
                                                  ---------         ---------         ---------
Current:
  Federal .....................................   $  29,117         $  23,051         $ 210,799
  State .......................................       5,843             3,694            45,527
  Foreign .....................................         651               390                --
                                                  ---------         ---------         ---------
                                                     35,611            27,135           256,326
Deferred:
  Federal .....................................     (18,144)          (27,999)          (15,313)
  State .......................................      (4,726)           (6,802)             (213)
                                                  ---------         ---------         ---------
                                                    (22,870)          (34,801)          (15,526)
                                                  ---------         ---------         ---------
Total provision (benefit) for income taxes ....   $  12,741         $  (7,666)        $ 240,800
                                                  =========         =========         =========

Differences between income taxes calculated using the federal statutory income tax rate of 35% and the provision (benefit) for income taxes were as follows:

                                                             YEARS ENDED JULY 31,
                                                 ---------------------------------------------
(In thousands)                                      1997              1998              1999
                                                 ---------         ---------         ---------
Income (loss)  before income taxes . ..........  $   9,809         $ (19,823)        $ 617,349
                                                 =========         =========         =========
Statutory federal income tax ..................  $   3,433            (6,938)          216,073
State income tax, net of federal benefit ......        785            (1,812)           29,454
Federal research and experimental credits .....     (4,100)           (2,700)           (4,500)
Non-deductible merger related charges .........     10,637             3,814               980
Tax exempt interest ...........................     (1,633)           (2,627)           (4,398)
Foreign losses not benefited ..................      3,533             5,396             3,074
Other, net ....................................         86            (2,799)              117
                                                 ---------         ---------         ---------
          Total ...............................  $  12,741         $  (7,666)        $ 240,800
                                                 =========         =========         =========

Tax savings from deductions associated with our various stock option plans are not reflected in the current federal and state provisions. Savings were approximately $6.7 million in fiscal 1997, $21.2 million in fiscal 1998 and $55.6 million in fiscal 1999. These amounts were credited to stockholders' equity.

Significant deferred tax assets and liabilities were as follows:

                                                                    JULY 31,          JULY 31,
(In thousands)                                                        1998              1999
                                                                    ---------         ---------
Deferred tax assets:
  Accruals and reserves not currently deductible .................  $  43,061         $  50,229
  Deferred foreign taxes .........................................      8,081             9,976
  State income taxes .............................................         --            15,296
  Merger charges .................................................     24,860            47,078
  Fixed asset adjustments ........................................      8,044            11,788
  Other, net .....................................................      5,012             5,848
                                                                    ---------         ---------
          Total deferred tax assets ..............................     89,058           140,215
Deferred tax liabilities:
  Deferred gain on discontinued operations .......................     55,688            51,421
  Unrealized gain on marketable securities .......................    120,714            85,273
  State income taxes .............................................      2,488                --
                                                                    ---------         ---------
          Total deferred tax liabilities .........................    178,890           136,694
                                                                    ---------         ---------
Total net deferred tax liabilities ...............................    (89,832)            3,521
  Valuation reserve due to foreign losses ........................     (9,644)          (11,615)
                                                                    ---------         ---------
Total net deferred tax liabilities, net of valuation reserve .....  $ (99,476)        $  (8,094)
                                                                    =========         =========

We have provided a valuation reserve related to the benefit of losses in our foreign subsidiaries that we believe are unlikely to be realized.

13.     ACCUMULATED OTHER COMPREHENSIVE INCOME

        Accumulated other comprehensive income and changes thereto consist of:

                                                                     YEARS ENDED JULY 31
                                                        ---------------------------------------------
                                                           1997              1998              1999
                                                        ---------         ---------         ---------
(In thousands)
Beginning balance gain (loss), net of tax.............  $    (502)        $  19,432         $ 182,602
Unrealized gain (loss) on marketable securities.......     34,450           267,335          (165,752)
Tax benefit (effect) on unrealized gain...............    (13,782)         (106,932)           66,302
Translation adjustment gain (loss), net of tax........       (734)            2,767            (4,008)
                                                        ---------         ---------         ---------
Ending balance gain (loss), net of tax................  $  19,432         $ 182,602         $  79,144
                                                        =========         =========         =========

14.     SIGNIFICANT CUSTOMER INFORMATION

One distributor accounted for 12% of net revenue in fiscal 1997, 15% of net revenue in fiscal 1998 and 16% of net revenue in fiscal 1999.

15.     RESTRUCTURING COSTS

In fiscal 1997, we restructured our U.S. technical support operations. We closed our technical support facility in Rio Rancho, New Mexico and consolidated the operations of that facility within our Tucson, Arizona technical support location. We also reorganized our European region to consolidate management operations for our core European markets. All European customer service, technical support, manufacturing and order fulfillment functions were outsourced to third party vendors. As a result of these actions and concurrent staff reductions in Northern California, Intuit's worldwide workforce was reduced by approximately 270 employees, or approximately 9%. As a result, we incurred a $10.4 million restructuring charge in the fourth quarter of fiscal 1997. At July 31, 1999, there were no remaining balances related to these restructuring charges.

16.     LITIGATION

Intuit is currently a defendant in the following two consolidated class action lawsuits alleging that certain of its Quicken products have on-line banking functions that are not Year 2000 compliant: (1) In re Intuit Inc. Year 2000 California Litigation (consolidated in Santa Clara County, California Superior Court from Alan Issokson v. Intuit Inc. (filed April 29, 1998 in the Santa Clara County, California Superior Court); Joseph Rubin v. Intuit Inc. (filed May 27, 1998 in the Santa Clara County, California Superior Court); Donald Colbourn v. Intuit Inc. (filed June 4, 1998 in the San Mateo County, California Superior Court)); and (2) In re Intuit Inc. Year 2000 Litigation (consolidated in the New York Supreme Court, New York County from Rocco Chilelli v. Intuit Inc. (filed May 13, 1998 in the New York Supreme Court, Nassau County); Glenn Faegenburg v. Intuit Inc. (filed May 27, 1998 in the New York Supreme Court, New York County); and Jerald M. Stein v. Intuit Inc. (filed June 23, 1998 in the New York Supreme Court, New York County)). The lawsuits are substantively similar. The lawsuits assert breach of implied warranty claims, violations of federal and/or state consumer protection laws, and violations of various state business practices laws. The plaintiffs seek compensatory damages, disgorgement of profits, and (in some cases) attorneys' fees.

On June 23, 1998, Intuit filed a demurrer in the Issokson complaint. In August 1998, our motion was granted but the plaintiff was provided an opportunity to amend the complaint to allege injury. Issokson, Rubin and Colbourn filed a consolidated amended complaint on October 9, 1998. Intuit filed a demurrer to the amended complaint on November 9, 1998. The court sustained Intuit's demurrer on January 27, 1999, dismissing the contract and fraud claims with prejudice and granting a leave to amend on plaintiffs' injunction and unfair business practices claim. On February 26, 1999, Issokson, Rubin and Colbourn filed a Second Amended Complaint alleging that Intuit has engaged in unfair business practices and seeking injunctive and equitable relief. Intuit filed demurrers to the Second Amended Complaint's only remaining claims and class allegations, which were sustained with leave to amend by the court on May 7, 1999. The plaintiffs filed a Third Amended Complaint and Intuit filed a demurrer in response to it, seeking dismissal of the complaint. We believe we have good and valid defenses to the claims asserted, and we intend to vigorously defend against the lawsuit.

We have also filed motions to dismiss in the New York actions and on December 1, 1998, the court granted our motion to dismiss all the New York actions with prejudice. Plaintiffs have filed a Notice of Appeal.

Intuit also understands that, sometime in the year, a suit was filed in the Contra Costa County, California Superior Court by an individual consumer against various retailers, including Circuit City Stores, CompUSA, Fry's Electronics, Office Depot, The Good Guys and others, alleging that these retailers have sold software and hardware products which are not Year 2000 compliant, including at least one product published by Intuit. One of the defendants in this action, Fry's Electronics, filed a cross-complaint against various software publishers and hardware manufacturers, including Intuit, asserting a claim for indemnity in the main action. In September 1999, Fry's

Electronics reached a settlement with the plaintiffs. The cross-complaint is still pending. The response to the cross-complaint is due on October 11, 1999.

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

17.     RELATED PARTY TRANSACTIONS

On April 30 1998, we provided Excite, a predecessor company of Excite@Home, with a short-term unsecured loan in the amount of $50 million. The loan bore interest at 5.9% per year and was due no later than October 30, 1998. In June 1998, Excite repaid the loan in full. As part of shared advertising activities, we reported revenue of $26.3 million from Excite@Home for the year ended July 31, 1999. See Note 5 for more information regarding our acquisition of Excite@Home common stock.

At July 31, 1999, 1998, and 1997 we held approximately 19% of Checkfree's outstanding common stock. In exchange for providing connectivity between Checkfree's bill payment processing service and our Quicken products, we reported revenues of $6.1 million, $14.1 million, and $11.6 million from Checkfree for the years ended July 31, 1999, 1998, and 1997, respectively. These totals include royalty payments of $10 million received in January 1997 and October 1997. We held a receivable due from Checkfree for $0.1, $3.4 and $1.0 million at July 31, 1999, 1998, and 1997, respectively. See Note 4 for more information regarding our acquisition of Checkfree common stock.

As of July 31, 1999, we held a 49% non-voting equity interest in Venture Finance Software Corporation (VFSC) (see Note 5). We have entered into agreements with VFSC to provide them with services related to on-going development of Web-oriented finance products. We received cost reimbursements of approximately $17.1 and $2.1 million in fiscal 1999 and 1998 respectively, for development and administrative services provided in connection with this agreement. At July 31, 1999, we held a receivable due from VFSC for $6.7 million. See Note 5 for more information regarding VFSC.

18.     SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)


                                                                  FISCAL 1998 QUARTER ENDED
                                               ---------------------------------------------------------------
                                               OCTOBER 13         JANUARY 31        APRIL 30        JULY 31(1)
                                               ----------         ----------        --------        ----------
(In thousands, except per share data)
Net revenue .................................   $  95,958         $ 237,513        $ 141,996         $ 117,269
Cost of goods sold ..........................      23,099            46,129           29,919            24,296
All other costs and expenses ................      98,464           125,753          119,386           162,272
Income (loss) from continuing operations ....     (12,759)           41,844           (2,206)          (39,036)
Net income (loss) ...........................     (12,759)           41,844           (2,206)          (39,036)
Basic net income (loss) per share ...........       (0.09)             0.29            (0.02)            (0.23)
Diluted net income (loss) per share .........       (0.09)             0.28            (0.02)            (0.23)

                                                                  FISCAL 1999 QUARTER ENDED
                                               ---------------------------------------------------------------
                                               OCTOBER 13         JANUARY 31        APRIL 30        JULY 31(2)
                                               -----------        ----------        --------        ----------
(In thousands, except per share data)
Net revenue .................................   $ 111,968         $ 345,951        $ 239,701         $ 149,948
Cost of goods sold ..........................      37,019            67,712           51,955            52,457
All other costs and expenses ................     143,020           172,592          142,077           160,850
Income (loss) from continuing operations ....     (49,190)           89,857           72,555           263,327
Net income (loss) ...........................     (49,190)           89,857           72,555           263,327
Basic net income (loss) per share ...........       (0.28)             0.50             0.39              1.41
Diluted net income (loss) per share .........       (0.28)             0.47             0.37              1.35

64
(1) Includes a charge of $53.8 million related to purchased research and development at the time of the Lacerte acquisition.

(2) Includes a realized pre-tax gain of $422.1 million from the sale of Excite shares, a realized pre-tax gain of $125.3 million from the conversion of Excite common shares to common shares of Excite@Home, and a realized pre-tax valuation loss of $36.7 million at July 31, 1999.

19.     SUBSEQUENT EVENTS (UNAUDITED)

On August 2, 1999, we completed a purchase of all of the outstanding common and Series A preferred stock of Boston Light Software Corp. ("Boston Light") for approximately $33.5 million in stock. In connection with the agreement, Intuit assumed 482,910 of Boston Light's outstanding employee stock options. Boston Light is a developer of software and web based products for small businesses and is based in Boston, MA. The acquisition will be treated as a purchase for accounting purposes and will be recorded in the first quarter of fiscal 2000. We believe the total purchase price, including the price associated with the assumption of Boston Light's stock options, will be approximately $49 million.

On August 9, 1999, we completed a purchase of all of the outstanding common stock of SecureTax.com, for approximately $52 million in cash. Secure Tax is a developer of online tax preparation and electronic filing services and is based in Rome, GA. The acquisition will be treated as a purchase for accounting purposes and will be recorded in the first quarter of fiscal 2000.

On August 10, 1999, we completed a purchase of all of the outstanding common stock of Hutchison Avenue Software Corporation ("Hutchison"), for approximately $7.5 million in cash. In connection with the agreement, Intuit assumed 395,058 of Hutchison's outstanding employee stock options. Hutchison is a developer of software and web based products and is based in Ontario, Canada. The acquisition will be treated as a purchase for accounting purposes and will be recorded in the first quarter of fiscal 2000. We believe the total purchase price, including the price associated with the assumption of Hutchison's stock options, will be approximately $18.5 million.

On September 8, 1999, our Board of Directors declared a three-for-one stock split, to be effected as a stock dividend of two shares of common stock for each share of Intuit's common stock outstanding. Stockholders of record on September 20, 1999 were issued two additional shares of common stock for each share of Intuit's common stock held on that date. The payment date for the stock dividend was September 30, 1999. We have restated all share and per share amounts referred to in the financial statements and notes to reflect this stock split.

On September 27, 1999, William H. Harris, Jr. resigned as Chief Executive Officer. The Board of Directors named current Chairman and former Chief Executive Officer William V. Campbell as the acting Chief Executive Officer. Campbell will assume day-to-day operations of Intuit pending selection of a new Chief Executive Officer to replace Harris, who will remain on the Board of Directors.

On October 7, 1999, we announced the proposed acquisition of all of the outstanding common stock of Rock Financial Corporation ("Rock"), for approximately $370 million to be paid by the issuance of Intuit common shares. In addition, Intuit will assume Rock's outstanding stock options. Rock is a provider of consumer mortgages and is based in Michigan. We expect to account for the acquisition as a pooling of interests. The acquisition is subject to various closing conditions including regulatory approval and approval of Rock's Stockholders. We expect the acquisition to close in our second quarter of fiscal 2000.

On October 7, 1999, Mortgage.com notified us that it intends to cancel its Distribution, Marketing, Facilities and Services Agreement with us. The loan paperwork processing services that Mortgage.com provides for our QuickenMortgage online mortgage service will be phased out over the next twelve months. We do not believe that the cancellation of this agreement will have a material impact on our online mortgage business in the long term, particularly in light of our pending acquisition of Rock Financial Corporation. Rock will perform similar functions to those currently performed by Mortgage.com.

                                                                     SCHEDULE II

                                   INTUIT INC.

                        VALUATION AND QUALIYING ACCOUNTS

                                            BALANCE AT     ADDITIONS                          BALANCE
                                           BEGINNING OF    CHARGED TO                        AT END OF
Classification                                PERIOD        EXPENSE         WRITE-OFFS         PERIOD
--------------                             ------------    ----------       ----------       ---------
(In thousands)
Year ended July 31, 1997
   Allowance for doubtful accounts.......    $  4,951        $  3,308        $ (3,760)        $  4,499
   Reserve for returns and exchanges.....    $ 24,203        $ 73,775        $(61,668)        $ 36,310

Year ended July 31, 1998
   Allowance for doubtful accounts.......    $  4,499        $  3,380        $ (2,544)        $  5,335
   Reserve for returns and exchanges.....    $ 36,310        $ 80,602        $(56,569)        $ 60,343

Year ended July 31, 1999
   Allowance for doubtful accounts.......    $  5,335        $  6,411        $ (1,007)        $ 10,739
   Reserve for returns and exchanges.....    $ 60,343        $ 89,093        $(75,481)        $ 73,955

ITEM 9
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III
ITEM 10
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information about directors that is required by this Item is incorporated by reference to our Proxy Statement for our November 1999 Annual Meeting of Stockholders. Information about executive officers that is required by this Item can be found in Item 4A on page 21.

ITEM 11
EXECUTIVE COMPENSATION

This information is incorporated by reference to our Proxy Statement for our November 1999 Annual Meeting.

ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is incorporated by reference to our Proxy Statement for our November 1999 Annual Meeting.

ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is incorporated by reference to our Proxy Statement for our November 1999 Annual Meeting.

PART IV
ITEM 14

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)     The following documents are filed as part of this report:

                1. Financial Statements - See Index to Consolidated Financial Statements in Part II, Item 8.

                2. Financial Statement Schedules - See Index to Consolidated Financial Statements in Part II, Item 8.

                3.      Exhibits

2.01(1) Agreement and Plan of Merger among Checkfree Corporation, Checkfree Acquisition Corporation II, Intuit and Intuit Services Corporation dated September 15, 1996 (schedules and similar attachments will be furnished to the Commission upon request)

2.02(2) Amendment No. 1 to Agreement and Plan of Merger dated as of September 15, 1996 by and among Intuit Inc., Intuit Services Corporation, Checkfree Corporation and Checkfree Acquisition Corporation II

2.03(3) Amended and Restated Checkfree Corporation Stock Restriction Agreement dated September 15, 1996 between Intuit and Checkfree Corporation

2.04(2) Amended and Restated Registration Rights Agreement dated as of September 15, 1996 between Intuit and Checkfree Corporation

2.05(4) Asset Purchase Agreement by and among Lacerte Software Corporation, Lacerte Educational Services Corporation, Intuit Inc. and IL Acquisition Corporation, dated May 18, 1998

2.06(5) Exchange Agreement dated as of March 2, 1999 by and among Intuit Inc., Computing Resources, Inc., Ranson W. Webster and Harry D. Hart and Amendment No. 1 thereto dated April 30, 1999

3.01(6)   Certificate of Incorporation of Intuit dated February 1, 1993

3.02(7) Certificate of Amendment to Intuit's Certificate of Incorporation dated December 14, 1993

3.03(8) Certificate of Amendment to Intuit's Certificate of Incorporation dated January 18, 1996

3.04(9) Certificate of Designations of Series B Junior Participating Preferred Stock dated May 1, 1998

3.05(10)  Amended and Restated Rights Agreement, dated October 5, 1998

3.06(10) Certificate of Retirement of Series A Preferred Stock dated September 16, 1998

3.07(11)  Bylaws of Intuit, as amended and restated effective April 29, 1998

4.01(10)  Form of Specimen Certificate for Intuit's Common Stock

4.02(10) Form of Right Certificate for Series B Junior Participating Preferred Stock (included in Exhibit 3.05)

4.03(5) Registration Rights Agreement dated as of May 3, 1999 by and among Intuit Inc., Ranson W. Webster and Norma J. Webster and Harry D. and Carla J. Hart

10.01(6)+ Intuit 1988 Stock Option Plan and related documents

10.02(12)+ 1992 Stock Option Plan of ChipSoft and related documents

10.03*+ Intuit Inc. 1993 Equity Incentive Plan and related documents, as amended through February 19, 1999

10.04(13)+ Intuit Inc. 1996 Employee Stock Purchase Plan, as amended through
          January 15, 1999

10.05*+ Intuit Inc. 1996 Directors Stock Option Plan, and related documents, as amended through February 19, 1999

10.06(6)+ Intuit's form of Non-Plan Non-Qualified Stock Option Agreement

10.07(14)+ Intuit Inc. 1998 Option Plan for Mergers and Acquisitions, as amended through April 28, 1999 and related documents

10.08*+ Intuit Inc. Form Of Amendment To All Stock Options Outstanding At February 19, 1999

10.09(7)+ Letter Agreement of Employment dated March 30, 1994 between Intuit and
          William V. Campbell

10.10(6) Form of Indemnification Agreement entered into by Intuit with each of its directors and certain executive officers

10.11     [INTENTIONALLY OMITTED]

10.12(15) Supply Agreement dated August 23, 1995 by and between Intuit Inc. and
          John H. Harland Company

10.13(16) Distribution, Assumption and Assignment Agreement dated as of August
          7, 1997 between Intuit and Parsons Technology, Inc. (schedules and attachments thereto to be furnished to the Commission upon request)

10.14(17) Securities Contract, dated as of May 5, 1999 between Lacerte Software
          Corporation, a wholly-owned subsidiary of Intuit and Credit Suisse Financial Products

10.15(17) Pledge Agreement, dated as of May 5, 1999, among Lacerte Software
          Corporation, Credit Suisse Financial Products and Credit Suisse First Boston

10.16.(18) Stock Purchase and Option Agreement by and between Security First
          Technologies Corporation and Intuit Inc., dated as of May 16, 1999

10.17* Master Agreement between Intuit Inc. and Modus Media International, Inc., dated as of August 31, 1999

10.18(19) Lease Agreement dated as of November 30, 1994 between Intuit and
          Charleston Properties for 2700 Coast Drive, Mountain View, California to commence on January 1, 1999

10.19(19) Lease Agreement dated as of November 30, 1994 between Intuit and
          Charleston Properties for 2750 Coast Drive, Mountain View, California to commence on January 1, 1998

10.20(19) Lease Agreement dated as of November 30, 1994 between Intuit and
          Charleston Properties for 2475 Garcia Drive, Mountain View, California

10.21(19) Lease Agreement dated as of November 30, 1994 between Intuit and
          Charleston Properties for 2525 Garcia Drive, Mountain View, California

10.22(19) Lease Agreement dated as of November 30, 1994 between Intuit and
          Charleston Properties for 2535 Garcia Drive, Mountain View, California

10.23(20) Lease Agreement dated as of November 30, 1994 between Intuit and
          Charleston Properties for 2500 Garcia Drive, Mountain View, California

10.24(20) Lease Agreement dated as of November 30, 1994 between Intuit and
          Charleston Properties for 2550 Garcia Drive, Mountain View, California

10.25(10) Lease Agreement dated as of January 7, 1998 between Intuit and
          Charleston Properties for 2650 Casey Drive, Mountain View, California

10.26(21) Build-to-Suit Lease Agreement dated as of June 9, 1995 between Intuit and Kilroy Realty Corporation, successor to UTC Greenwich Partners, a California limited partnership

10.27(21) Lease Agreement dated as of August 31, 1995 between Intuit and Airport
          Business Center Associates Limited Partnership, an Arizona limited partnership

10.28(10) Offer to Purchase Real Estate Agreement dated as of October 14, 1997, as amended on December 5, 1997, between Intuit Inc. and General American Life Insurance Company, for property located at 110 Juliad Court, Fredericksburg, Virginia (purchase and sale agreement)

10.29(10) Build-to-Suit Lease Agreement dated as of April 8, 1998, between
          Intuit and TACC Investors, LLC for property located at 2800 East Commerce Center Place, Tucson, Arizona

10.30(10) Amendment to Lease Agreement dated as of June 9, 1995, dated April 14,
          1998 between Intuit and Kilroy Realty Corporation, a successor to UTC Greenwich Partners, a California Limited Partnership

10.31* Deed of Lease dated as of July 27, 1999 between Intuit and Waterfront I Corporation for 44 Canal Center Plaza, Alexandria, Virginia

10.32* Lease Agreement dated as of January 1, 1994 between Intuit as successor in interest to Computing Resources, Inc. and 1285 Financial Boulevard, Inc. for 1285 Financial Boulevard, Reno, Nevada

10.33* Lease Agreement dated as of June 1, 1993 between Intuit as successor in interest to Computing Resources, Inc. who is successor in interest to Pioneer Bank and Dermody Properties for 5400 Equity Avenue, Reno, Nevada

10.34* Lease Agreement dated as of January 1, 1996 between Intuit as successor in interest to Computing Resources, Inc. and 565 Rio Vista Drive, Inc. for 565 Rio Vista Drive, Fallon, Nevada

10.35* Office Space Lease dated as of May 5, 1999 between Intuit as successor in interest to Computing Resources, Inc. and Starwood/SVP L.L.C. for 21061 S. Western Avenue, Torrance, California

10.36* Standard Industrial/Commercial Multi-Tenant Lease - Gross dated February 5, 1999 between Intuit as successor in interest to Computing Resources, Inc. and Powell Electronics, Inc. for 2240 Lundy Avenue, San Jose, California

10.37* Sublease Agreement and Amendments between Lacerte Software Corporation and Oryx Energy Company for 13155 Noel Road, Suite 2200, Dallas, Texas

21.01*    List of Intuit's Subsidiaries

23.01*    Consent of Ernst & Young LLP, Independent Auditors

24.01*    Power of Attorney (see signature page)

27.01*    Financial Data Schedule (filed only in electronic format)

----------------

+     Indicates a management contract or compensatory plan or arrangement

*     Filed with this Form 10-K

(1) Filed as an exhibit to Intuit's Form 10-K for the fiscal year ended July 31, 1996, filed with the Commission on October 24, 1996 and incorporated by reference

(2) Filed as an exhibit to Intuit's Form 10-Q for the quarter ended January 31, 1997, filed with the Commission on March 14, 1997 and incorporated by reference

(3) Incorporated by reference from Intuit's report on Schedule 13D with respect to its beneficial ownership of shares of Checkfree Corporation filed with the Commission on February 6, 1997

(4) Filed as an exhibit to Intuit's Form 8-K, Amendment No. 1, filed with the Commission on May 19, 1998 and incorporated by reference

(5) Filed as an Exhibit to Intuit's Form 8-K filed with the Commission on May 7, 1999 and incorporated by reference

(6) Filed as an exhibit to Intuit's Registration Statement on Form S-1, filed with the Commission on February 3, 1993, as amended (File No. 33-57884) and incorporated by reference

(7) Filed as an exhibit to Intuit's Form 10-K as originally filed with the Commission on October 31, 1994, as amended, and incorporated by reference

(8) Filed as an exhibit to Intuit's Form 10-Q for the quarter ended January 31, 1996, filed with the Commission on March 15, 1996 and incorporated by reference

(9) Filed as an exhibit to Intuit's Registration Statement on Form 8-A filed with the Commission on May 5, 1998 and incorporated by reference

(10) Filed as an Exhibit to Intuit's Form 10-K for the fiscal year ended July 31, 1998, filed with the Commission on October 6, 1998 and incorporated by reference

(11) Filed as an exhibit to Intuit's Form 8-K filed with the Commission on May 2, 1998 and incorporated by reference (12) Filed as an exhibit to the ChipSoft Form S-1 registration statement filed with the Commission on February 24, 1993 (file No. 33-57692) and incorporated by reference

(13) Filed as an Exhibit to Intuit's Registration Statement on Form S-8, filed with the Commission on January 25, 1999 and incorporated by reference

(14) Filed as an Exhibit to Intuit's Registration Statement on Form S-8, filed with the Commission on May 7, 1999 and incorporated by reference

(15) Filed as an exhibit to Intuit's Form 10-Q for the quarter ended October 31, 1995, filed with the Commission on December 14, 1995 and incorporated by reference

(16) Filed as an exhibit to Intuit's Form 8-K filed with the Commission on August 22, 1997 and incorporated by reference

(17) Filed as an Exhibit to Intuit's Schedule 13D/Amendment No. 3, filed with the Commission on May 6, 1999 and incorporated by reference

(18) Filed as an Exhibit to Intuit's Form 10-Q for the quarter ended April 30, 1999 and incorporated by reference

(19) Filed as an exhibit to Intuit's Form 10-Q for the quarter ended January 31, 1995, filed with the Commission on March 17, 1995 and incorporated by reference

(20) Filed as an exhibit to Intuit's Form 10-K for the fiscal year ended July 31, 1997, filed with the Commission on October 15, 1997 and incorporated by reference

(21) Filed as an exhibit to Intuit's Form 10-K for the fiscal year ended July 31, 1995, filed with the Commission on October 30, 1995 and incorporated by reference

(b)   Reports on Form 8-K

1. On May 7, 1999, Intuit filed a report on Form 8-K to report, under Items 2 and 7, the Company's acquisition of Computing Resources, Inc. ("CRI") on May 3, 1999.

2. On June 14, 1999, Intuit filed an Amendment No. 1 to the Form 8-K referred to in (3) above to file under Item 7 CRI's audited financial statements for its fiscal year ended December 31, 1998 and required pro forma financial information with respect to the acquisition.

3.    On September 14, 1999, Intuit filed a report on Form 8-K to report under
      Item 5 that on September 9, 1999, its Board of Directors had declared a three-for-one stock split, to be effected as a stock dividend.

4.    On September 24, 1999, Intuit filed a report on Form 8-K to report under
      Item 5 that its President and Chief Executive Officer had resigned, and that its current Chairman had been named as Acting Chief Executive Officer pending selection of a new Chief Executive Officer.

(c)   Exhibits

      See Item 14(a)(3) above.

(d)   Financial Statement Schedules

      See Item 14(a)(2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INTUIT INC.

Dated: October 8, 1999                  By: /s/ GREG J. SANTORA
                                           -------------------------------------
                                           Greg J. Santora
                                           Senior Vice President and Chief
                                           Financial Officer (Principal
                                           Financial and Accounting Officer)

                                POWER OF ATTORNEY

By signing this Form 10-K below, I hereby appoint each of William V. Campbell. and Greg J. Santora, as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form 10-K (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            NAME                                TITLE                          DATE
            ----                                -----                          ----
PRINCIPAL EXECUTIVE OFFICER:

/s/  WILLIAM V. CAMPBELL             Acting Chief Executive Officer      October 8, 1999
-----------------------------        and Chairman of the Board of
William V. Campbell.                 Directors

PRINCIPAL FINANCIAL/ACCOUNTING OFFICER:

/s/  GREG J. SANTORA                 Senior Vice President and           October 8, 1999
-----------------------------        Chief Financial Officer
Greg J. Santora

ADDITIONAL DIRECTORS:

/s/  SCOTT D. COOK                   Director                            October 8, 1999
-----------------------------
Scott D. Cook

/s/  CHRISTOPHER W. BRODY            Director                            October 8, 1999
---------------------------
Christopher W. Brody

/s/  L. JOHN DOERR                   Director                            October 8, 1999
-----------------------------
L. John Doerr

/s/  DONNA L. DUBINSKY               Director                            October 8, 1999
-----------------------------
Donna L. Dubinsky

/s/  MICHAEL R. HALLMAN              Director                            October 8, 1999
-----------------------------
Michael R. Hallman

/s/  WILLIAM H. HARRIS, JR.          Director                            October 8, 1999
------------------------------------
William H. Harris, Jr.


/s/  BURTON J. MCMURTRY              Director                            October 8, 1999
-----------------------------
Burton J. McMurtry

                                       EXHIBIT INDEX

Exhibit
Number  Description                                                                         Page
------  -----------                                                                         ----
10.03   Intuit Inc. 1993 Equity Incentive Plan and related documents, as amended through February 19, 1999...........................................................

10.05   Intuit Inc. 1996 Directors Stock Option Plan, and related documents, as amended through February 19, 1999...................................................

10.08   Intuit Inc. Form Of Amendment To All Stock Options Outstanding At
        February 19, 1999 ..................................................................

10.17   Master Agreement between Intuit Inc. and Modus Media International,
        Inc., dated as of August 31, 1999...................................................

10.31   Deed of Lease dated as of July 27, 1999 between Intuit and Waterfront I
        Corporation for 44 Canal Center Plaza, Alexandria, Virginia.........................

10.32   Lease Agreement dated as of January 1, 1994 between Intuit as successor in interest to Computing Resources, Inc. and 1285 Financial Boulevard,
        Inc. for 1285 Financial Boulevard, Reno, Nevada.....................................

10.33   Lease Agreement dated as of June 1, 1993 between Intuit as successor in interest to Computing Resources, Inc. who is successor in interest to Pioneer
        Bank and Dermody Properties for 5400 Equity Avenue, Reno, Nevada....................

10.34   Lease Agreement dated as of January 1, 1996 between Intuit as successor in interest to Computing Resources, Inc. and 565 Rio Vista Drive, Inc.
        for 565 Rio Vista Drive, Fallon, Nevada.............................................

10.35   Office Space Lease dated as of May 5, 1999 between Intuit as successor in interest to Computing Resources, Inc. and Starwood/SVP L.L.C. for
        21061 S. Western Avenue, Torrance, California.......................................

10.36   Standard Industrial/Commercial Multi-Tenant Lease - Gross dated February
        5, 1999 between Intuit as successor in interest to Computing Resources, Inc.
        and Powell Electronics, Inc. for 2240 Lundy Avenue, San Jose, California............

10.37   Sublease Agreement and Amendments between Lacerte Software Corporation and Oryx Energy Company for 13155 Noel Road, Suite 2200, Dallas, Texas..............

21.01   List of Intuit's Subsidiaries.......................................................

23.01   Consent of Ernst & Young LLP, Independent Auditors..................................

24.01   Power of Attorney (see signature page)..............................................

27.01   Financial Data Schedule (filed only in electronic format)...........................