Form 10-K/A
period 1999-07-31
INTUIT INC
filed 1999-10-27
CIK 896878

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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


Explanatory note: This Form 10K/A, Amendment No. 1, amends and restates Intuit Inc.'s Annual Report on 10K for the fiscal year ended July 31, 1999. The purpose of this amendment is to correct typographical errors and other immaterial inaccuracies in Items 4A, and 6-8.

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

NAME                      AGE   POSITION
----                      ---   --------
 --------------------
William V. Campbell       59    Chairman of the Board of Directors; Acting Chief Executive
                                Officer

Scott D. Cook             47    Chairman of the Executive Committee of the Board of Directors

Eric C.W. Dunn            41    Senior Vice President and Chief Technology Officer

Alan A. Gleicher          46    Senior Vice President, Sales and International Division

Mark R. Goines            46    Senior Vice President, Consumer Finance Division

James J. Heeger           43    Senior Vice President, Small Business Division

David A. Kinser           48    Senior Vice President, Operations

Greg J. Santora           48    Senior Vice President, Finance and Corporate Services; Chief
                                Financial Officer

Raymond G. Stern          38    Senior Vice President, Strategy, Corporate Development &
                                Administration

Larry J. Wolfe            48    Senior Vice President, Tax Products Division

Catherine L. Valentine    47    Vice President, General Counsel and Corporate Secretary

Linda Fellows             51    Treasurer and Director of Investor Relations


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

The market price of our Common Stock has been volatile because of many factors, including the seasonality and quarterly fluctuations in our revenue and operating results (see MD&A, page 27), announcements of technical innovations, new commercial products, company or product acquisitions or the development of strategic relationships by Intuit or its competitors, changes in earnings estimates by analysts and changes in market conditions in the computer hardware and computer software industries. In addition, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated to the operating performance of the companies affected. These market fluctuations may adversely affect the market price of Intuit's Common Stock in the future.

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

--------------------------------------------------------------------------------
ITEM 6
SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

The following table shows selected consolidated financial information for Intuit for the past five fiscal years. The comparability of the information is affected by a variety of factors, including acquisitions and dispositions of businesses and sales of marketable securities. To better understand the information in the table, investors should also read "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 26, and the Consolidated Financial Statements and Notes beginning on page 40. This table has been restated to reflect the impact of a three-for-one stock split, which became effective on September 30, 1999. See Notes 9 and 19.

                                FIVE-YEAR SUMMARY

                                                                               YEARS ENDED JULY 31,
                                                  -------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA             1995             1996             1997             1998             1999
                                                  -----------      -----------      -----------      -----------      -----------
(In thousands, except per share data)
Net revenue ..................................... $   419,160      $   538,608      $   598,925      $   592,736      $   847,568

Income (loss) from continuing operations ........     (44,296)         (14,355)          (2,932)         (12,157)         376,549

Net income (loss) ...............................     (44,296)         (20,699)          68,308          (12,157)         376,549

Basic income (loss) per share from continuing
    operations ..................................       (0.36)           (0.11)           (0.02)           (0.08)            2.06

Basic net income (loss) per share ...............       (0.36)           (0.15)            0.49            (0.08)            2.06

Diluted net income (loss) per share from
    continuing operations .......................       (0.36)           (0.11)           (0.02)           (0.08)            1.97

Diluted net income (loss) per share ............. $     (0.36)     $     (0.15)     $      0.48      $     (0.08)     $      1.97




                                                                                     JULY 31,
                                                  -------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET DATA                      1995             1996             1997             1998             1999
                                                  -----------      -----------      -----------      -----------      -----------
(In thousands)
Cash, cash equivalents and
    short-term investments ...................... $   197,775      $   198,018      $   205,099      $   382,832      $   823,430

Marketable securities ...........................          --               --               --          499,285          431,319

Working capital .................................     164,281          169,724          243,195          605,456          804,650

Total assets ....................................     398,605          418,020          663,676        1,498,596        2,328,248

Long term obligations ...........................       8,770            5,583           36,444           35,566           36,308

Total stockholders' equity ...................... $   280,399      $   299,235      $   415,061      $ 1,088,361      $ 1,510,810

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

OVERVIEW

In this section of the 10-K we are providing more detailed information about our operating results and changes in financial position over the past three years. This section should be read in conjunction with the Consolidated Financial Statements and related Notes beginning on page 40.

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


Though Microsoft Corporation did not release a competing product for this tax season, we believe they will enter the personal tax preparation software market next year. If Microsoft enters the market, their superior financial resources and strong presence in retail distribution channels could result in an increasingly competitive environment next tax season and beyond. If the average selling price of our tax products were to decrease, or if we were to lose significant market share as a result of increased future competition, our revenues and operating income would suffer. See also "Business - Competition," on page 14.


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

1999                                             SMALL      CONSUMER
----                                            BUSINESS     FINANCE        TAX    INTERNATIONAL
(IN THOUSANDS)                                  DIVISION    DIVISION      DIVISION    DIVISION     OTHER(1)     CONSOLIDATED
                                                --------    ---------     -------- -------------   ---------    ------------
Net revenue ..................................  $292,707    $ 137,681     $337,734    $ 79,446     $      --     $ 847,568
Segment operating
  income/(loss) ..............................    95,924       (6,621)     148,464      (2,252)           --       235,515
Common expenses ..............................        --           --           --          --      (114,938)     (114,938)
                                                --------    ---------     --------    --------     ---------     ---------
Sub-total operating income (loss) ............    95,924       (6,621)     148,464      (2,252)     (114,938)      120,577
                                                --------    ---------     --------    --------     ---------     ---------
Realized gains/(losses)
  on marketable securities ...................        --           --           --          --       579,211       579,211
Acquisition costs ............................        --           --           --          --      (100,692)     (100,692)
Interest income/expense
  and other items ............................        --           --           --          --        18,253        18,253
                                                --------    ---------     --------    --------     ---------     ---------
Net income before tax ........................  $ 95,924    $  (6,621)    $148,464    $ (2,252)    $ 381,834     $ 617,349
                                                ========    =========     ========    ========     =========     =========

1998

Net revenue ..................................  $208,349    $ 120,860     $192,789    $ 70,738            --     $ 592,736
Segment operating
  income/(loss) ..............................    75,770      (16,414)      79,373     (11,472)           --       127,257
Common expenses ..............................        --           --           --          --       (66,776)      (66,776)
                                                --------    ---------     --------    --------     ---------     ---------
Sub-total operating income (loss) ............    75,770      (16,414)      79,373     (11,472)      (66,776)        60,481
                                                --------    ---------     --------    --------     ---------     ---------
Realized gains/(losses)
  on marketable securities ...................        --           --           --          --            --            --
Acquisition costs ............................        --           --           --          --       (80,909)      (80,909)
Interest income/expense
  and other items ............................        --           --           --          --           605           605
                                                --------    ---------     --------    --------     ---------     ---------
Net income before tax ........................  $ 75,770    $ (16,414)    $ 79,373    $(11,472)    $(147,080)    $ (19,823)
                                                ========    =========     ========    ========     =========     =========

1997

Net revenue ..................................  $184,169    $  97,572     $170,223    $ 73,537     $  73,424     $ 598,925
Segment operating
  income/(loss) ..............................    55,323      (17,487)      60,360      (1,560)        6,745       103,381
Common expenses ..............................        --           --           --          --       (54,024)      (54,024)
                                                --------    ---------     --------    --------     ---------     ---------
Sub-total operating
income (loss) ................................    55,323      (17,487)      60,360      (1,560)      (47,279)       49,357
                                                --------    ---------     --------    --------     ---------     ---------
Realized gains/(losses)
  on marketable securities ...................        --           --           --          --            --            --
Acquisition costs ............................        --           --           --          --       (39,041)      (39,041)
Interest income/expense
  and other items ............................        --           --           --          --          (507)         (507)
                                                --------    ---------     --------    --------     ---------     ---------
Net income before tax ........................  $ 55,323    $ (17,487)    $ 60,360    $ (1,560)    $ (86,827)    $   9,809
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


                                             OPTIONS                                 EMPLOYEE STOCK PURCHASE PLAN
                             ---------------------------------------            ------------------------------------
                                1997          1998           1999                 1997        1998        1999
                             ----------     ---------     ----------            --------   ---------    ---------
Expected life (years) ......  1.17-4.61      1.61-4.61     1.61-4.61              0.5         0.5           0.5
Expected volatility ........    0.60%          0.60%         0.69%               0.60%       0.60%         0.69%
Risk-free interest rate .... 5.50%-6.88%    5.34%-6.0%    4.10%-6.31%            5.61%    5.25%-5.45%   4.59%-4.93%

Our pro forma net income (loss) and net income (loss) per share would have been:

                                                          YEARS ENDED JULY 31,
                                             ------------------------------------------------
                                                1997              1998               1999
                                             -----------       -----------        -----------
(In thousands, except per share data)
Net income (loss)
   As reported ............................  $    68,308       $   (12,157)       $   376,549
   Pro forma ..............................  $    46,409       $   (34,194)       $   336,944

Diluted net income (loss) per share
   As reported ............................  $      0.48       $     (0.08)       $      1.97
   Pro forma ..............................  $      0.32       $     (0.23)       $      1.76

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

18.     SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)



                                                                  FISCAL 1998 QUARTER ENDED
                                               ---------------------------------------------------------------
                                               OCTOBER 31         JANUARY 31        APRIL 30        JULY 31(1)
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


                                                                  FISCAL 1999 QUARTER ENDED
                                               ---------------------------------------------------------------
                                               OCTOBER 31         JANUARY 31        APRIL 30        JULY 31(2)
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

21.01*    List of Intuit's Subsidiaries

23.01**   Consent of Ernst & Young LLP, Independent Auditors

24.01*    Power of Attorney (see signature page)

27.01*    Financial Data Schedule (filed only in electronic format)


----------------

+     Indicates a management contract or compensatory plan or arrangement


*     Previously filed with the original Form 10-K

**    Filed with this Form 10K/A, Amendment No. 1


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

(c)   Exhibits

      See Item 14(a)(3) above.

(d)   Financial Statement Schedules

      See Item 14(a)(2) above.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A, Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        INTUIT INC.


Dated: October 25, 1999                  By: /s/ GREG J. SANTORA
                                           -------------------------------------
                                           Greg J. Santora
                                           Senior Vice President and Chief
                                           Financial Officer (Principal
                                           Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10K/A, Amendment No. 1 has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


            NAME                                TITLE                          DATE
            ----                                -----                          ----
PRINCIPAL EXECUTIVE OFFICER:

  * WILLIAM V. CAMPBELL             Acting Chief Executive Officer       October 25, 1999
                                    and Chairman of the Board of
                                    Directors

PRINCIPAL FINANCIAL/ACCOUNTING OFFICER:

/s/  GREG J. SANTORA                 Senior Vice President and           October 25, 1999
-----------------------------        Chief Financial Officer
Greg J. Santora

ADDITIONAL DIRECTORS:

   * SCOTT D. COOK                   Director                            October 25, 1999

   * CHRISTOPHER W. BRODY            Director                            October 25, 1999


   * L. JOHN DOERR                   Director                            October 25, 1999


   * DONNA L. DUBINSKY               Director                            October 25, 1999


   * MICHAEL R. HALLMAN              Director                            October 25, 1999

   * WILLIAM H. HARRIS, JR.          Director                            October 25, 1999

   * BURTON J. MCMURTRY              Director                            October 25, 1999

* By: /s/ GREG J. SANTORA
-------------------------------------
      Greg J. Santora
      Attorney-in-Fact

                                       EXHIBIT INDEX


Exhibit
Number  Description                                                                         Page
------  -----------                                                                         ----
23.01   Consent of Ernst & Young LLP, Independent Auditors..................................