Form 10-Q
period 1999-10-31
INTUIT INC
filed 1999-12-14
CIK 896878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------


                                    FORM 10-Q

 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended OCTOBER 31, 1999 or


 [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the transition period from ____________ to ____________.

                         COMMISSION FILE NUMBER 0-21180

                                   INTUIT INC.
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)

           DELAWARE                                       77-0034661
   ------------------------                   ---------------------------------
   (State of incorporation)                   (IRS employer identification no.)


                   2535 GARCIA AVENUE, MOUNTAIN VIEW, CA 94043
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (650) 944-6000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

  190,365,481 shares of Common Stock, $0.01 par value, as of November 30, 1999

--------------------------------------------------------------------------------
FORM 10-Q
INTUIT INC.
INDEX
--------------------------------------------------------------------------------

PART I          FINANCIAL INFORMATION

                                                                                    PAGE
                                                                                   NUMBER

ITEM 1:        Financial Statements

               Condensed Consolidated Balance Sheets as of
                  July 31, 1999 and October 31, 1999...........................       3

               Condensed Consolidated Statements of Operations for
                  the three months ended October 31, 1998 and  1999............       4

               Condensed Consolidated Statements of Cash Flows for
                  the three months ended October 31, 1998 and 1999.............       5

               Notes to Condensed Consolidated Financial
                  Statements...................................................       6

ITEM 2:        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..........................      17

ITEM 3:        Quantitative and Qualitative Disclosures about Market Risk......      28

PART II        OTHER INFORMATION

ITEM 1:        Legal Proceedings...............................................      29

ITEM 2:        Changes in Securities and Use of Proceeds.......................      30

ITEM 4:        Submission of Matters to a Vote of Security Holders.............      31

ITEM 6:        Exhibits and Reports on Form 8-K................................      33

               Signatures......................................................      35

                                   INTUIT INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             JULY 31,        OCTOBER 31,
                                                                               1999             1999
                                                                            -----------      -----------
(In thousands, except par value)                                                              (Unaudited)

                                     ASSETS

Current assets:
  Cash and cash equivalents ............................................    $   518,305      $   286,427
  Payroll tax deposits .................................................        131,148          128,559
  Short-term investments ...............................................        305,125          380,238
  Marketable securities ................................................        431,319          575,219
  Accounts receivable, net(1) ..........................................         63,045           86,766
  Deferred income taxes ................................................         64,925           65,041
  Inventories ..........................................................          4,931            7,174
  Prepaid expenses and other current assets(2) .........................         66,982           34,819
                                                                            -----------      -----------
          Total current assets .........................................      1,585,780        1,564,243
Property and equipment, net ............................................        108,851          128,515
Purchased intangibles, net .............................................         98,004          106,370
Goodwill, net ..........................................................        382,888          429,600
Other assets ...........................................................          7,549            7,806
Long-term deferred income taxes ........................................         63,675           63,218
Investments ............................................................         45,473           35,549
Restricted investments .................................................         36,028           39,619
                                                                            -----------      -----------
Total assets ...........................................................    $ 2,328,248      $ 2,374,920
                                                                            ===========      ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .....................................................    $    63,003      $    87,591
  Accrued compensation and related liabilities .........................         37,414           39,996
  Payroll tax obligations ..............................................        131,148          128,559
  Deferred revenue .....................................................         65,994           84,541
  Income taxes payable .................................................        146,847           11,878
  Deferred income taxes ................................................        136,694          194,993
  Other accrued liabilities ............................................        200,030          206,570
                                                                            -----------      -----------
          Total current liabilities ....................................        781,130          754,128
Long-term notes payable ................................................         36,308           38,588
Stockholders' equity
  Preferred stock, $0.01 par value
    Authorized - 1,345 shares total; 145 shares designated Series A;
    250 shares designated Series B Junior Participating
    Issued and outstanding - none; none ................................             --               --
    Common stock, $0.01 par value
     Authorized - 750,000 shares

     Issued and outstanding - 187,626 and 189,439 shares, respectively..            625            1,895
  Additional paid-in capital ...........................................      1,229,880        1,287,863
  Acquisition related deferred compensation ............................             --          (11,094)
  Accumulated other comprehensive income ...............................         79,144          164,108
  Accumulated retained earnings ........................................        201,161          139,432
          Total stockholders' equity ...................................      1,510,810        1,582,204
                                                                            -----------      -----------
Total liabilities and stockholders' equity .............................    $ 2,328,248      $ 2,374,920
                                                                            ===========      ===========


(1) Includes $0.1 million and $2.2 million due from Checkfree at July 31, 1999 and October 31, 1999, respectively (see Note 10).

(2) Includes a $6.7 million note receivable from Venture Finance
    Software Corp. at July 31, 1999 and October 31, 1999 (see Note 10).


     See accompanying notes to condensed consolidated financial statements.

                                   INTUIT INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     THREE MONTHS ENDED
                                                                        OCTOBER 31,

                                                                    1998            1999
                                                                  ---------       ---------
(In thousands, except per share amounts; unaudited)

Net revenue(1) ...............................................    $ 111,968       $ 163,058
Costs and expenses:
 Cost of goods sold:
    Product ..................................................       35,215          54,667
    Amortization of purchased software and other .............        1,804           2,432
 Customer service & technical support ........................       29,823          34,275
 Selling & marketing .........................................       45,092          57,555
 Research & development ......................................       33,668          41,713
 General & administrative ....................................       13,467          18,676
 Charge for purchased research and development ...............           --           1,312
 Amortization of goodwill and purchased intangibles ..........       20,970          36,359
 Amortization of acquisition related deferred compensation ...           --             740
                                                                  ---------       ---------
          Total costs & expenses .............................      180,039         247,729
                                                                  ---------       ---------
          Loss from operations ...............................      (68,071)        (84,671)

Interest and other income and expense, net ...................        3,348           8,486
Gain (loss) from marketable securities .......................           --         (17,309)
                                                                  ---------       ---------
Loss before income taxes .....................................      (64,723)        (93,494)
Income tax benefit ...........................................      (15,533)        (31,765)
                                                                  ---------       ---------
Net loss .....................................................    $ (49,190)      $ (61,729)
                                                                  =========       =========
Basic and diluted net loss per share .........................    $   (0.28)      $   (0.33)
                                                                  =========       =========
Shares used in per share amounts .............................      178,236         188,633
                                                                  =========       =========


(1) Includes $3.4 million and $5.7 million from Checkfree for the three months ended October 31, 1998 and October 31, 1999 respectively (see
    Note 10).

     See accompanying notes to condensed consolidated financial statements.

                                   INTUIT INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                               THREE MONTHS ENDED
                                                                                   OCTOBER 31,
(In thousands; unaudited)                                                      1998            1999
                                                                            ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss ...........................................................      $ (49,190)      $ (61,729)
  Adjustments to reconcile net loss to net cash provided (used) in operating activities:
       Amortization of goodwill and other purchased intangibles ......         27,813          38,791
       Deferred compensation expense .................................             --             740
       Depreciation ..................................................          9,221          10,780
       Charge for purchased research and development .................             --           1,312
       Loss from marketable securities ...............................             --          17,309
       Changes in assets and liabilities:
          Accounts receivable ........................................         (5,308)        (23,621)
          Inventories ................................................            (40)         (2,243)
          Income taxes receivable ....................................        (15,208)             --
          Prepaid expenses and other current assets ..................          4,245          31,579
          Deferred income tax assets and liabilities .................            892             341
          Accounts payable ...........................................          4,424          24,535
          Accrued compensation and related liabilities ...............         (1,388)          2,440
          Deferred revenue ...........................................          9,656          18,547
          Accrued acquisition liabilities ............................         (1,559)         (3,472)
          Other accrued liabilities ..................................         17,044           6,811
          Income taxes payable .......................................         (1,520)       (121,229)
                                                                            ---------       ---------
            Net cash used in operating activities ....................           (918)        (59,109)
                                                                            ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment .................................        (13,611)        (30,463)
  Increase in other assets ...........................................         (7,743)        (14,458)
  Purchase of short-term investments .................................        (82,874)       (162,291)
  Acquisitions and dispositions, net of cash acquired ................             --         (54,606)
  Purchase of long-term investments ..................................         (4,474)         (7,326)
  Liquidation and maturity of short-term investments .................         63,318          83,587
                                                                            ---------       ---------
            Net cash used in investing activities ....................        (45,384)       (185,557)
                                                                            ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES

  Net proceeds from issuance of common stock .........................          4,444          12,788
                                                                            ---------       ---------
            Net cash provided by financing activities ................          4,444          12,788
                                                                            ---------       ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS ............................        (41,858)       (231,878)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .....................        138,133         518,305
                                                                            ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........................      $  96,275       $ 286,427
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

Basis of Presentation

Intuit has prepared the accompanying unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles for interim financial statements. We have included all adjustments considered necessary to give a fair presentation of our operating results for the periods shown. Results for the three months ended October 31, 1999 do not necessarily indicate the results to be expected for the fiscal year ending July 31, 2000 or any other future period. The July 31, 1999 balance sheet was derived from audited financial statements but does not include all disclosures required for audited financial statements by generally accepted accounting principles. These statements and accompanying notes should be read together with the audited consolidated financial statements for the fiscal year ended July 31, 1999 included in Intuit's Form 10K-A, Amendment No. 1, filed with the Securities and Exchange Commission.

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

We recognize revenue from Internet products and services when that revenue is "earned" based on the nature of the particular product or service. For Internet products and services that are provided over a period of time, revenue is recognized pro rata based on the passage of the contractual time period during which the product or service is to be provided or in accordance with agreed upon performance criteria. However, where the Internet product or service is to be provided or delivered at one point in time, revenue is recognized immediately upon delivery of the product or completion of the service, rather than over time. For example, we earn advertising revenues from third parties that advertise on certain of our websites and contract to run such advertisements for a particular period of time. In that case, the associated advertising revenue is recognized ratably over the contractual time period during which the advertising is to be placed. By contrast, for on-line transactions for which we receive a payment (such as the sale of insurance through our QuickenInsurance website), revenue is recognized upon completion of the transaction, assuming there are no remaining obligations on our part.

Customer Service and Technical Support

Customer service and technical support costs include the costs associated with performing order processing, answering customer inquiries and providing technical assistance by telephone, fax, email, and the Internet. In connection with the sale of certain products, Intuit provides limited free telephone support service to customers. This free service, also referred to as post-contract customer support, is included in this expense category. We do not defer the recognition of any revenue associated with sales of these products, since the cost of providing this free support is insignificant. The support is provided within one year after the associated revenue is recognized and enhancements are minimal and infrequent. The estimated cost of providing this free support is accrued upon product shipment. Intuit also offers several plans under which customers are charged for technical support assistance. Fees charged for these plans are collected in advance and are recognized as revenue over a period of time (generally one year) at a rate that is based on historical call volumes for support, which approximates when these services are performed. Costs incurred for fee for support plans are included in cost of goods sold.

Cash, Cash Equivalents and Short-Term Investments

Intuit considers highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Both cash equivalents and short-term investments are considered available-for-sale securities and are carried at amortized cost, which approximates fair value. Available-for-sale securities are classified as current assets based upon our intent and ability to use any and all of these securities as necessary to satisfy the significant short-term liquidity requirements that may arise from the highly seasonal and cyclical nature of our business. Based on our significant business seasonality, cash flow requirements within quarters may fluctuate dramatically and could require us to use a significant amount of the cash investments held as available-for-sale securities.

The following schedule summarizes the estimated fair value of our cash, cash equivalents and short-term investments:

                                          JULY 31,       OCTOBER 31,
                                            1999           1999
                                         ---------       ---------
(In thousands)

Cash and cash equivalents:
  Cash ...............................   $  20,623       $  36,754
  Money market funds .................     294,190          65,671
  Commercial paper ...................     156,037           5,000
  Corporate Notes ....................          --           4,000
  Municipal bonds ....................      37,455         175,002
  U.S. Government securities .........      10,000              --
                                         ---------       ---------
                                         $ 518,305       $ 286,427
                                         =========       =========

Short-term investments:
  Certificates of deposit ............   $   9,901       $      --
  Commercial Paper ...................          --         145,053
  Corporate notes ....................      19,482           2,932
  Municipal bonds ....................     284,057         244,156
  U.S. Government securities .........      27,713          27,716
  Restricted short-term investments...     (36,028)        (39,619)
                                         ---------       ---------
                                         $ 305,125       $ 380,238
                                         =========       =========


The estimated fair value of cash equivalents and short-term investments classified by date of maturity is as follows:

                                          JULY 31,       OCTOBER 31,
                                            1999           1999
                                         ---------       ---------
(In thousands)

 Due within one year .................  $ 735,349       $ 425,043
 Due within two years ................    101,784         211,014
 Due within three years ..............      1,702          33,473
 Restricted short-term investments....    (36,028)        (39,619)
                                        ---------       ---------
                                        $ 802,807       $ 629,911
                                        =========       =========


For information about our restricted investments, see Note 7. Realized gains and losses from sales of each type of security were immaterial for all periods presented.

Marketable Securities

Our available for sale marketable securities are carried at fair value and include unrealized gains and losses, net of tax, in stockholders' equity. We have designated our investment in At Home Corporation ("At Home") as a trading security and fluctuations in the market value of these shares are reported in net income. We held the following marketable securities at July 31, 1999 and October 31, 1999:

                                                                      GROSS UNREALIZED       NET REALIZED
                                                       COST          GAIN          LOSS          LOSS       FAIR VALUE

JULY 31, 1999
(In thousands)
  Checkfree Corporation common stock............     $150,081       $152,177      $    --      $    --       $302,258
  S1 Corporation common stock...................       49,997             --       16,140           --         33,857
  At Home common stock.........................       132,060             --           --       36,856         95,204
                                                     --------       --------      -------      -------       --------
                                                     $332,138       $152,177      $16,140      $36,856       $431,319
                                                     ========       ========      =======      =======       ========
OCTOBER 31, 1999
(In thousands)

  Checkfree Corporation common stock............     $150,081       $230,210      $    --      $    --       $380,291
  S1 Corporation common stock...................       49,997             --       10,982           --         39,015
  Mortgage.com, Inc. common stock...............        6,000         27,301           --           --         33,301
  Homestore.com, Inc. common stock..............        3,500         30,725           --           --         34,225
  Quotesmith.com, Inc. common stock.............        6,000          4,505           --           --         10,505
  At Home common stock..........................      132,060             --           --       54,178         77,882
                                                      -------       --------      -------      -------       --------
                                                     $347,638       $292,741      $10,982      $54,178       $575,219
                                                     ========       ========      =======      =======       ========


In January 1997, we sold our online banking and bill payment transaction processing business to Checkfree Corporation. We obtained marketable securities in Checkfree as a result of this sale.

We account for the investment in Checkfree as an available-for-sale equity security, which accordingly is carried at market value. Checkfree common stock is quoted on the Nasdaq Stock Market under the symbol CKFR. The closing price of Checkfree common stock at October 31, 1999 was $37.375 per share. At October 31, 1999, we held 10.2 million shares, or approximately 19.6%, of Checkfree's outstanding common stock.

In May 1999, we purchased 970,813 shares of common stock of Security First Technologies. In November 1999, Security First Technologies changed its name to S1 Corporation ("S1"). We account for the investment in S1 as an available-for-sale-equity security, which accordingly is carried at market value. S1 common stock is quoted on the Nasdaq National Market under the symbol SONE. The closing price of S1 common stock at October 31, 1999 was $40.1875 per share. At October 31, 1999, we held 970,813 shares, or approximately 3.5%, of S1's outstanding common stock.

In August 1999, we acquired approximately 3.7 million shares of common stock of Mortgage.com, Inc. ("Mortgage.com") upon conversion of our preferred shares in connection with Mortgage.com's initial public offering. We account for the investment in Mortgage.com as an available-for-sale-equity security, which accordingly is carried at market value. Mortgage.com common stock is quoted on the Nasdaq National Market under the symbol MDCM. The closing price of Mortgage.com common stock at October 31, 1999 was $9.125 per share. At October 31, 1999, we held 3.7 million shares, or approximately 8.5%, of Mortgage.com's outstanding common stock.

In August 1999, we acquired 729,165 shares of common stock of Homestore.com, Inc. ("Homestore.com") upon conversion of our preferred shares in connection with Homestore.com's initial public offering. We account for the investment in Homestore.com as an available-for-sale-equity security, which accordingly is carried at market value. Homestore.com common stock is quoted on the Nasdaq National Market under the symbol HOMS. The closing price of Homestore.com common stock at October 31, 1999 was $46.9375 per share. At October 31, 1999, we held 729,165 shares, or approximately 1.1%, of Homestore.com's outstanding common stock.

In February 1999, we purchased approximately 1.0 million shares of common stock of Quotesmith.com, Inc. ("Quotesmith.com") prior to its initial public offering. We purchased an additional 0.3 million shares of Quotesmith.com in August 1999 at the time of its initial public offering. We account for the investment in Quotesmith.com as an available-for-sale-equity security, which accordingly is carried at market value. Quotesmith.com common stock is quoted on the Nasdaq National Market under the symbol QUOT. The closing price of Quotesmith.com common stock at October 31, 1999 was $8.25 per share. At October 31, 1999, we held approximately 1.3 million shares, or approximately 7.9%, of Quotesmith.com's outstanding common stock.

In connection with At Home Corporation's acquisition of Excite in May 1999, our shares of Excite were converted into At Home common stock. We have elected to report these converted At Home shares as a trading security. As a result, we are reporting both positive and negative fluctuations in the market value of this stock in net income. At October 31, 1999, we owned 2.1 million shares (or approximately 0.6%) of At Home common stock and reported a realized valuation loss of approximately $17.3 million for these securities for the period between August 1, 1999 and October 31, 1999. The closing price of At Home (symbol ATHM) at October 31, 1999, was $37.375 per share. The average price of At Home between August 1, 1999 and October 31, 1999 was $39.00 per share.

Checkfree, At Home, S1, Mortgage.com, Homestore.com and Quotesmith.com are high technology companies whose stocks are subject to substantial volatility. Accordingly, it is possible that the market price of one or more of these companies' stocks could decline substantially and quickly, which could result in a material reduction in the carrying value of these assets.

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

Goodwill and purchased intangible assets consisted of the following:

                                                              LIFE IN               NET BALANCE AT
                                                               YEARS       JULY 31,1999     OCTOBER 31, 1999
    (In thousands)                                                                  (Unaudited)
    Goodwill...........................................         3-5           $382,888         $429,600
    Customer lists.....................................         3-5             66,907           72,135
    Covenant not to compete............................         3-5              2,492            6,482
    Purchased technology...............................         1-5             17,751           17,510
    Assembled workforce................................         2-5              3,972            4,111
    Trade names and logos..............................        1-10              6,882            6,132

Balances presented above are net of total accumulated amortization of $210.1 million and $251.0 million at July 31, 1999 and October 31, 1999, respectively.

Concentration of Credit Risk

Intuit operates in an industry which is highly competitive and rapidly changing. Many circumstances could have an unfavorable impact on Intuit's operating results. Examples include significant technological changes in the industry, changes in customer requirements or the emergence of competitive products or services with new capabilities.

We are also subject to risks related to our significant balances of short-term investments, marketable securities and trade accounts receivable. At October 31, 1999, we held shares of Checkfree common stock representing approximately 19.6% of Checkfree's outstanding common stock. We also held approximately 0.6% of At Home's common stock, 3.5% of S1's outstanding common stock, 8.5% of Mortgage.com's outstanding common stock, 1.1% of Homestore.com's outstanding common stock and 7.9% of Quotesmith.com's outstanding common stock outstanding as of October 31, 1999. If there is a permanent decline in the value of these securities below cost, we will need to report this decline in our statement of operations. Fluctuations in the market value of our shares in At Home are treated as realized gains and losses in our statement of operations on an ongoing basis, since this investment is treated as a trading security. At October 31, 1999, we held approximately 0.6% of At Home's outstanding common stock. See "Marketable Securities," above in Note 1 for a discussion of risks associated with our marketable securities. Our remaining portfolio is diversified and consists primarily of short-term investment-grade securities.

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

The components of comprehensive net income, net of tax, are as follows:

                                                            THREE MONTHS ENDED OCTOBER 31,
                                                               1998              1999
                                                            ---------         ---------
     (In thousands; unaudited)

Net loss ...........................................        $ (49,190)        $ (61,729)
Unrealized gain (loss) on marketable securities ....          (58,950)           87,449
Change in cumulative translation adjustment ........           (4,409)           (2,485)
                                                            ---------         ---------
Comprehensive net income ...........................        $(112,549)        $  23,235
                                                            =========         =========


4. ACQUISITIONS

On May 3, 1999, we completed our acquisition of Computing Resources, Inc. ("CRI"), a Reno, Nevada-based provider of payroll services for a combination of cash and Intuit stock. CRI is one of the country's largest payroll services companies and a leader in providing payroll services to small businesses. The purchase price for privately-held CRI was approximately $200 million, consisting of approximately $100 million cash and approximately $25 million of Intuit stock that was paid at closing, and $75 million in cash to be paid in three annual installments of $25 million each. We accounted for the acquisition of CRI as a purchase for accounting purposes and allocated approximately $187 million to identified intangible assets and goodwill. These assets are being amortized over a period of three to five years. The following table shows pro forma net revenue, net loss from continuing operations and diluted net loss per share from continuing operations of Intuit and CRI as if we had acquired CRI at the beginning of fiscal 1999:

                                                                    THREE MONTHS
                                                               ENDED OCTOBER 31, 1998
                                                                                   AS
                                                             PRO FORMA          REPORTED

     (In thousands, except per share data; unaudited)

Net revenue .........................................        $ 119,635         $ 111,968
Net loss ............................................          (57,445)          (49,190)
Diluted net loss per share ..........................        $   (0.32)        $   (0.28)


On August 2, 1999, we completed a purchase of all of the outstanding common and Series A preferred stock of Boston Light Software Corp. ("Boston Light") for approximately $33.5 million in stock. Boston Light is a developer of software and web based products for small businesses and is based in Boston, MA. In connection with the agreement, Intuit assumed 482,910 of Boston Light's outstanding employee stock options. We accounted for the acquisition of Boston Light as a purchase for accounting purposes and allocated approximately $24.0 million to identified intangible assets and goodwill. These assets are being amortized over a period of three to five years.

On August 9, 1999, we completed a purchase of all of the outstanding common stock of SecureTax.com, for approximately $52 million in cash. SecureTax is a developer of online tax preparation and electronic filing services and is based in Rome, GA. We accounted for the acquisition of SecureTax as a purchase for accounting purposes and allocated approximately $52 million to identified intangible assets and goodwill. These assets are being amortized over a period of three to five years.

On August 10, 1999, we completed a purchase of all of the outstanding common stock of Hutchison Avenue Software Corporation ("Hutchison"), for approximately $7.5 million in cash. Hutchison is a developer of software and web based products and is based in Ontario, Canada. In connection with the agreement, Intuit assumed 395,058 of Hutchison's outstanding employee stock options. We accounted for the acquisition of Hutchison as a purchase for accounting purposes and allocated approximately $6.8 million to identified intangible assets and goodwill. These assets are being amortized over periods of three to five years. The total purchase price, including the cost associated with the assumption of Hutchison's stock options, was approximately $18.5 million.

On October 7, 1999, we announced the proposed acquisition of all of the outstanding common stock of Rock Financial Corporation ("Rock"). Rock is a provider of consumer mortgages and is based in Michigan. We expect to account for the acquisition as a pooling of interests. The acquisition was completed on December 8, 1999. See Note 11.

5. OTHER ACCRUED LIABILITIES

                                                              JULY 31,         OCTOBER 31,
                                                                1999              1999
                                                              --------          --------
    (In thousands)                                                             (Unaudited)

Reserve for returns and exchanges ..................          $ 73,955          $ 74,946
Future payments due for CRI acquisition ............            66,314            67,295
Other acquisition and disposition related items ....            10,824            13,402
Rebates ............................................            18,002            16,223
Post-contract customer support .....................             3,418             3,604
Other accruals .....................................            27,517            31,100
                                                              --------          --------
                                                              $200,030          $206,570
                                                              ========          ========


6.  SEGMENTED INFORMATION

Intuit has adopted Statement of Financial Accounting No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131"). SFAS 131 establishes standards for the way in which public companies disclose certain information about operating segments in the Company's financial reports. Consistent with SFAS 131, we have determined our operating segments based on factors such as how our operations are managed and how results are viewed by management. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Intuit does not track assets by operating segments. Consequently, we do not disclose assets by operating segments. The following unaudited results are broken out by our operating segments for the periods ending October 31, 1998 and 1999:

1998                               SMALL          CONSUMER
                                  BUSINESS        FINANCE            TAX          INTERNATIONAL
(IN THOUSANDS)                    DIVISION        DIVISION         DIVISION          DIVISION           OTHER(1)        CONSOLIDATED
                                 ---------        ---------        ---------      -------------        ---------        ------------
Net revenue .............        $  48,121        $  42,497        $   8,477         $  12,873         $      --         $ 111,968
Segment operating
income/(loss) ...........            8,638            7,331          (27,229)           (4,965)               --           (16,225)
Common expenses .........               --               --               --                --           (29,072)          (29,072)
                                 ---------        ---------        ---------         ---------         ---------         ---------
Sub-total operating
income (loss) ...........            8,638            7,331          (27,229)           (4,965)          (29,072)          (45,297)
                                 ---------        ---------        ---------         ---------         ---------         ---------
Gains/(losses)
on marketable securities                --               --               --                --                --                --
Acquisition costs .......               --               --               --                --           (22,774)          (22,774)
Interest income/expense
and other items .........               --               --               --                --             3,348             3,348
                                 ---------        ---------        ---------         ---------          --------         ---------
Net income (loss) before
tax .....................        $   8,638        $   7,331        $ (27,229)        $  (4,965)         $(48,498)        $ (64,723)
                                 =========        =========        =========         =========          ========         =========

1999

Net revenue .............        $  80,119        $  54,178        $  11,120         $  17,641          $     --         $ 163,058
Segment operating
income/(loss) ...........           17,516            8,763          (34,400)           (2,165)               --           (10,286)
Common expenses .........               --               --               --                --           (33,542)          (33,542)
                                 ---------        ---------        ---------         ---------          --------         ---------
Sub-total operating
income (loss) ...........           17,516            8,763          (34,400)           (2,165)          (33,542)          (43,828)
                                 ---------        ---------        ---------         ---------          --------         ---------
Gains/(losses)
on marketable securities                --               --               --                --           (17,309)          (17,309)
Acquisition costs .......               --               --               --                --           (40,843)          (40,843)
Interest income/expense
and other items .........               --               --               --                --             8,486             8,486
                                 ---------        ---------        ---------         ---------          --------         ---------
Net income (loss) before
tax .....................        $  17,516        $   8,763        $ (34,400)        $  (2,165)         $(83,208)        $ (93,494)
                                 =========        =========        =========         =========          ========         =========



(1) Reconciling items include acquisition and other common costs not allocated to specific segments.

7. NOTES PAYABLE AND COMMITMENTS

In March 1997, our Japanese subsidiary, Intuit KK, entered into a three-year loan agreement with Japanese banks for approximately $30.3 million used to fund its acquisition of Nihon Micom. The loan is denominated in Japanese yen and is therefore subject to foreign currency fluctuations when translated to U.S. dollars for reporting purposes. The interest rate is variable based on the Tokyo inter-bank offered rate or the short-term prime rate offered in Japan. At October 31, 1999, the rate was approximately 0.4%. The fair value of the loan approximates cost as the interest rate on the borrowings is adjusted periodically to reflect market rates (which are currently significantly lower in Japan than in the United States). We have guaranteed the loan and pledged approximately $39.6 million, or 110% of the loan balance, of short-term investments to be restricted as security for the borrowings at October 31, 1999. We are obligated to pay interest only until March 2000.

8. INCOME TAXES

Intuit computes the provision (benefit) for income taxes by applying the estimated annual effective tax rate to recurring operations and other taxable items. Our effective tax rate differs from the federal statutory rate primarily because of tax credits, tax exempt interest income, state taxes and certain foreign losses.

9. LITIGATION

Intuit was a defendant in the following two consolidated class action lawsuits which alleged that certain of its Quicken products have on-line banking functions that are not Year 2000 compliant: (1) In re Intuit Inc. Year 2000 California Litigation (consolidated in Santa Clara County, California Superior Court from Alan Issokson v. Intuit Inc. (filed April 29, 1998 in the Santa Clara County, California Superior Court); Joseph Rubin v. Intuit Inc. (filed May 27, 1998 in the Santa Clara County, California Superior Court); Donald Colbourn v. Intuit Inc. (filed June 4, 1998 in the San Mateo County, California Superior Court)); and (2) In re Intuit Inc. Year 2000 Litigation (consolidated in the New York Supreme Court, New York County from Rocco Chilelli v. Intuit Inc. (filed May 13, 1998 in the New York Supreme Court, Nassau County); Glenn Faegenburg v. Intuit Inc. (filed May 27, 1998 in the New York Supreme Court, New York County); and Jerald M. Stein v. Intuit Inc. (filed June 23, 1998 in the New York Supreme Court, New York County)). The lawsuits were substantively similar. The lawsuits asserted breach of implied warranty claims, violations of federal and/or state consumer protection laws, and violations of various state business practices laws. The plaintiffs sought compensatory damages, disgorgement of profits, and (in some cases) attorneys' fees.

Intuit successfully had the original complaint and subsequent consolidated amended complaint dismissed with leave to amend. The plaintiffs then filed a third amended complaint and Intuit filed a demurrer in response to it, seeking dismissal of the complaint. On October 13, 1999 the court sustained Intuit's demurrer and dismissed the case without leave to amend. The only remaining issue relates to a potential award of attorneys' fees.

We also filed motions to dismiss in the New York actions and, on December 1, 1998, the court granted our motion to dismiss all the New York actions with prejudice. Although plaintiffs filed a Notice of Appeal, Intuit understands that plaintiffs failed to perfect the appeal. Accordingly, Intuit understands that this case is also now over.

In addition, a suit was filed in the Contra Costa County, California Superior Court by an individual consumer against various retailers, including Circuit City Stores, CompUSA, Fry's Electronics, Office Depot, The Good Guys and others, alleging that these retailers have sold software and hardware products which are not Year 2000 compliant, including at least one product published by Intuit. One of the defendants in this action, Fry's Electronics, filed a cross-complaint against various software publishers and hardware manufacturers, including Intuit, asserting a claim for indemnity in the main action. In September 1999, Fry's Electronics reached a settlement with the plaintiffs. All the cross defendants, including Intuit, then filed a demurrer to the cross-complaint. On Tuesday, December 7, 1999 the court granted the demurrer and dismissed the case without leave to amend. Unless Fry's Electronics appeals this ruling, this lawsuit against Intuit is also now over.

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

10. RELATED PARTY TRANSACTIONS

As of October 31, 1999, we held approximately 19.6% of Checkfree's outstanding common stock. In exchange for providing connectivity between Checkfree's bill payment processing service and our Quicken products, we reported revenues of $3.4 million and $5.7 million from Checkfree for the three months ended October 31, 1998 and 1999, respectively. We held a receivable due from Checkfree for $0.1 million and $2.2 million at July 31, 1999 and October 31, 1999, respectively.

As of October 31, 1999, we held a 49% non-voting equity interest in Venture Finance Software Corporation (VFSC). We have entered into agreements with VFSC to provide them with services related to on-going development of Web-oriented finance products. At October 31, 1999, we held a receivable due from VFSC for $6.7 million.

11. SUBSEQUENT EVENTS

On November 30, 1999, we completed a purchase of all of the outstanding common stock of Turning Mill Software, Inc. ("Turning Mill") for approximately $14.7 million in stock. Turning Mill is a developer of software and web based products based in Acton, MA. The acquisition will be treated as a purchase for accounting purposes and will be recorded in the second quarter of fiscal 2000.

On December 8, 1999, we completed the acquisition of Rock Financial Corporation, which was originally announced on October 7, 1999. Rock is a provider of online consumer mortgages. We acquired all of the outstanding stock of Rock for approximately 8.6 million shares of Intuit common stock as of the date of the closing. As part of the transaction, we also assumed all of Rock's outstanding options. We expect to incur expenses of between $7.0 and $10.0 million as a result of this merger. The acquisition will be accounted for as a pooling of interests. Intuit's historical financial statements will be restated to reflect the combination of Intuit and Rock for all periods.

--------------------------------------------------------------------------------
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

CAUTIONS ABOUT FORWARD LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements about events and circumstances that have not yet occurred. For example, statements with words like "expect," "anticipate," or "believe" and statements in the future tense, are forward-looking statements. Investors should be aware that actual results may differ materially from our expectations because of risks and uncertainties about the future. We will not necessarily update information in this form 10-Q if any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect future results and performance include, but are not limited to the following: Our revenue and earnings are highly seasonal and our quarterly and annual financial results fluctuate significantly. We face intense competition from many companies in all of our business areas. We expect Microsoft to enter the personal tax preparation market in the 1999 tax year. In our online mortgage and insurance businesses, we face competition from newly public companies with additional financial resources. We must continue to establish and maintain important distribution relationships for our Internet-based products and services and successfully market and promote these products and services. We must maintain high reliability for our server-based Web services. Our Internet businesses face risks relating to customer privacy and security and increasing regulation. Our Internet businesses require significant research and development and marketing expenditures. Page views and reach statistics for our Quicken.com site can vary significantly from month to month due to seasonal trends, site performance, the timing of launches, competitors' activities and other factors. In order to succeed in the payroll business, we must continue to improve the integration of the operations of our payroll processing service provider and increase customer activations for our online payroll processing service. The technology and services of certain alliances for our QuickBooks Internet Gateway initiative still need to be completed and integrated with QuickBooks, and are subject to risks and uncertainties involved in the product development and sales and marketing implementation processes, including technological difficulties, possible delays, failure to establish necessary supplier and customer relationships, and availability of financial resources. The anticipated benefits of certain proposed small business services to Intuit will depend on the rate at which customers upgrade to the next version of QuickBooks, and we cannot predict the upgrade rate. The success of the small business alliances will depend on establishing and maintaining a number of important business relationships, and there can be no assurance that key relationships will continue. Our tax products must follow a demanding and rigid annual development and release cycle. Our web-based tax preparation and electronic filing services must handle extremely heavy customer demand during the peak tax season. We face increasing competition for access to retail distribution channels. The integration of acquired companies poses ongoing operational challenges and risks. Our recent acquisitions have resulted in significant acquisition-related expenses. The QuickenMortgage business is subject to interest rate fluctuations, and the impact of interest rates on Intuit's operating results will become more significant as a result of the acquisition of Rock Financial. The acquisition of Rock Financial could have a negative impact on Intuit's relationships with other lenders that participate in the QuickenMortgage service. If we fail to provide responsive customer service and technical support, we could lose customers. We depend on a single manufacturer for all outsourced aspects of our primary retail product launches for fiscal 2000. Problems related to the Year 2000 could have a significant adverse effect on our operations. We hold investments that have been very volatile. Additional information about factors that could affect future results and events is included in the our fiscal 1999 Form10-K/A and other reports filed with the Securities and Exchange Commission.

OVERVIEW

Intuit's mission is to revolutionize the way individuals and small businesses manage their finances. As we execute our mission, we have embarked on a strategy to greatly expand the world of electronic finance. "Electronic finance" encompasses three types of products and services: (1) desktop software products, such as Quicken(R),

QuickBooks(R) and TurboTax(R), that operate on customers' personal computers to automate financial tasks; (2) products and services, such as Quicken.com(SM), QuickenMortgage(SM), QuickenInsurance(SM) and WebTurboTax(SM), that are delivered via the Internet; and (3) products and services, such as QuickBooks Online Payroll(SM) service, that connect Internet-based services with desktop software to enable customers to integrate their financial activities. Our revenues come primarily from the United States, Japan, Canada and the United Kingdom, through retail distribution channels, direct customer sales and via the Internet.

While desktop software and related products and services now provide most of our revenue, our Internet-based revenue is growing rapidly. For the three months ended October 31, 1999, Internet-based revenues grew by 119% compared to the same period last year and accounted for 19% of total revenue in the quarter ended October 31, 1999, compared to 13% in the prior year quarter. We use the term Internet-based revenue to include revenue from both Internet-enabled products and services as well as revenue from electronic distribution. Internet products and services include activities where the customer realizes the value of the goods or services directly on the Internet or an Intuit server. Internet product revenues include, for example, advertising revenues generated on our Quicken.com website, online tax preparation and electronic filing revenues, online payroll service revenue and transaction and processing fees from our online insurance and online mortgage services. Electronic distribution includes revenues generated by electronic ordering and/or delivery of traditional desktop software products and financial supplies. We also use the Internet to host our technical support website where we can quickly and cost-effectively provide patches for product bugs and provide customers with answers to frequently asked questions.

While we believe the Internet provides an opportunity to increase revenue in fiscal 2000, we also anticipate increased spending in an effort to capitalize on new business opportunities. In particular, we expect increased research and development expenses due to investments in Internet-based initiatives. We also anticipate increased selling and marketing expenses related to these initiatives and because of more intense competition in the personal tax market during fiscal 2000. While we have made significant progress in our Internet-based businesses, investors should be aware many of these businesses are in their initial stages, and are not yet generating significant revenue or profit. Since Internet-based revenues and expenses cut across all of our business divisions, we do not report results of our Internet-based businesses as a separate business segment in our financial statements. Instead, each of our business divisions reports Internet-based revenues and expenses that are specific to its operations and are included in its results.

Our business is highly seasonal. Sales of tax products are heavily concentrated from November through March. Sales of consumer finance and small business products are typically strongest during the year-end holiday buying season, and therefore our major product launches usually occur in the fall to take advantage of this customer buying pattern. These seasonal patterns mean that revenue is usually strongest during the quarters ending January 31 and April 30. We experience lower revenues for the quarters ending July 31 and October 31, while our operating expenses to develop and manage products and services continue to be incurred during these periods. These seasonal trends can result in significant operating losses, particularly in the July 31 and October 31 quarters when our revenues are lower. Operating results can also fluctuate for other reasons, such as changes in product release dates, non-recurring events such as acquisitions and dispositions, and product price cuts in quarters that have relatively high fixed expenses. Acquisitions and dispositions in particular can have a significant impact on the comparability of both our quarterly and yearly results, and acquisition-related expenses have had a negative impact on earnings.

RESULTS OF OPERATIONS

Set forth below are certain consolidated statements of operations data for the three-month periods ended October 31, 1998 and 1999. Investors should note that results for the three month periods ended October 31, 1999 include activity for our CRI subsidiary, which was acquired in May 1999. The corresponding year ago period did not include results for CRI (see Note 4).

Since the business of selling software and related services is considerably different from our supplies business, we break them out separately for financial reporting purposes.

NET REVENUE

                                              THREE MONTHS ENDED OCTOBER 31,
     (Dollars in millions; unaudited)        1998         CHANGE         1999
                                            ----------------------------------
     Software and other ............        $ 88.4          53%        $135.2
     % of revenue ..................            79%                        83%

     Supplies ......................        $ 23.6          18%        $ 27.9
     % of revenue ..................            21%                        17%

     Total .........................        $112.0          46%        $163.1

The following revenue discussion is categorized by our business divisions, which is how we examine results internally. Our domestic supplies business is considered a part of our small business division while the international supplies business is considered part of our international division (see Note 6).

Small Business Division. Small business division revenues come primarily from the following sources:

        -   QuickBooks product line

        -   Supplies products (including checks, envelopes and invoices)

        -   Payroll related transaction and subscription fees

        -   Support fees for the QuickBooks Support Network


Overall, revenue for the division was up 67% for the three-month period ended October 31, 1999 compared to the same period a year ago. The increase was primarily a result of overall strength exhibited in QuickBooks products. The increased revenues from our QuickBooks product line were attributable to increased unit shipments in the three month period ended October 31, 1999 compared to the same quarter of the prior year, and a moderate increase in the average selling prices of the QuickBooks product driven by consumer preferences toward higher priced, greater functionality products. In addition, the acquisition of CRI in May 1999 and the launch of our QuickBooks Online Payroll Service in October 1998 provided additional revenue streams which were not a significant part of our overall business in the three month period ended October 31, 1998.

Domestic supplies revenues, which are part of the small business division, grew by 22% for the three month period ended October 31, 1999 as a result of our increasing base of small business customers who use QuickBooks and Quicken. In addition, we began charging for shipping and handling for domestic supplies shipments which also contributed to our domestic supplies revenue stream. Though they are a smaller component of small business division revenues, tax tables service revenue and revenue from our QuickBooks Support Network also grew substantially in the three months ended October 31, 1999 compared to the same period a year ago.

Our QuickBooks Online Payroll service is offered through our QuickBooks products (version 6.0 and QuickBooks 99) and handles all aspects of payroll processing, including calculation and electronic depositing of federal and state payroll tax withholdings, electronic direct deposit of paychecks, preparation and filing of quarterly and annual payroll tax returns and creation of employee W-2 forms. Our CRI subsidiary provides the processing for QuickBooks Online Payroll and also continues to provide traditional payroll processing services for its customer base. While the payroll processing business provides us with a significant opportunity to generate revenue, there are business risks associated with the payroll processing business and the continued integration of CRI into our existing business model. For example, if we are unable to provide accurate and timely payroll information, cash deposits or tax return filings, that failure could be costly to correct and may have a significant negative impact on our ability to attract and retain customers, who we believe will have a low tolerance for payroll processing errors.

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

Tax Division. Tax division revenues come primarily from the following sources:

        -   TurboTax and MacInTax personal tax preparation products

        - Professional tax preparation products (ProSeries and Lacerte product lines)

        -   Electronic tax return preparation and filing fees

Due to the seasonal nature of the tax business, the first quarter normally generates very little revenue from tax products. The majority of tax division revenues generally occur in our second and third fiscal quarters.

The development and launch of our personal tax products for the 1999 tax year was completed on schedule, and products reached retail shelves in early December. However, there are still ongoing risks associated with our tax business including the risk of increased competition from Microsoft's expected entrance into the personal tax preparation market. If Microsoft enters the market, its superior financial resources and historically strong presence in retail distribution channels could result in an increasingly competitive environment this tax season and beyond. We also face continued competition from H&R Block's aggressively priced TaxCut product and the challenge of developing and launching high-quality products that accurately reflect new tax legislation. If the average selling price of our tax products were to decrease or if we were to lose significant market share as a result of increased future competition, our operating results would suffer. While we have undertaken product development and marketing efforts intended to address competitive pressures, revenues and operating results for this tax season will be unknown until late in the fiscal year.

In connection with our electronic filing services, we also face the challenge of maintaining service during peak volume service times. We experienced a brief interruption in our electronic filing services in February 1999 and on April 11-12, 1999, routine server maintenance procedures took longer than expected, resulting in a 14-hour outage for the electronic filing service. We do not believe this service outage had a material financial impact, prevented customers from completing and filing their returns in a timely manner, or posed a risk that customer data would be lost or corrupted. However, we did experience negative publicity. The exact level of demand for Web TurboTax and electronic filing for the 1999 tax year is very difficult to predict, and we could experience adverse financial and public relations consequences if these services are unavailable due to technical difficulties or other reasons.

Consumer Finance Division. Consumer finance division revenues come primarily from the following sources:

        -   Quicken product line

        - Advertising and sponsorship fees from the consumer areas of our Quicken.com website

        - Implementation, marketing and transaction fees from financial institutions (including marketspace participants) providing services through Quicken and Quicken.com

Overall, consumer finance division revenues were up 27% for the three-month period ended October 31, 1999 compared to the same period a year ago. Quicken revenue increased compared to the same period of the prior year primarily due to strong consumer demand and the four week earlier launch of Quicken 2000 compared to the product release date in the prior year, and lower than expected product rebate redemptions related to Quicken 99. It is too early to determine whether Quicken 2000 will continue its strong revenue growth for the rest of the year.

Our Quicken product line faces many challenges in the desktop personal financial software market. For example, we continue to face competition from Microsoft's Money product. In addition, personal financial software functionality is increasingly becoming available on the Internet at no cost, which has a negative impact on desktop product sales. There is also an increasing emphasis on packaging desktop software with original equipment manufacturers' personal computers, which results in lower revenues per unit shipped.

Consumer division revenue growth also benefited from an increase in Internet-based revenue compared to the same period last year. This increase was largely due to higher advertising, sponsorship and transaction-related revenue through Quicken.com, QuickenMortgage, QuickenInsurance and Quicken. However, revenue growth was not uniform across all Internet product and service offerings in the Consumer division. For example, revenue from our QuickenMortgage marketspace has grown relatively rapidly while revenue from our QuickenInsurance marketspace has grown at a slower pace.

On December 8, 1999, we completed the proposed acquisition of Rock Financial Corporation, a provider of on-line consumer mortgages. We expect that this acquisition will allow us to manage the entire loan process, from application and approval through closing, which we believe will enable us to generate significantly more revenue per loan. We anticipate that Rock will perform loan processing functions similar to those provided by Mortgage.com under a Distribution, Marketing, Facilities and Services Agreement with Intuit. That agreement was terminated on October 7, 1999 and the services will be phased out over the next twelve months. Growth in mortgage transaction fees may be adversely impacted if interest rates continue to rise. The negative impact of interest rate increases could be exacerbated by the acquisition of Rock because of our increased fixed cost infrastructure. In addition, the acquisition of Rock will result in new business risks and integration challenges common in all acquisitions. For example, our ability to successfully facilitate the application, approval, and closing process in loan applications on a timely basis will have a significant impact on our ability to attract customers to the service. Our ability to successfully operate Rock will depend in part on maintaining relationships with certain banks and other third parties who we will rely on to provide access to capital, and later, service the loans. If we are unable to do so, it could have a negative impact on our consolidated results.

The rapid growth we've experienced in our Internet products and services has been generated in part by collaborating with third party online service and content providers such as At Home Corporation (doing business as "Excite@Home") and AOL, which have helped to increase traffic to our Quicken.com website. The Excite@Home agreement calls for us to share revenue generated from our Quicken.com site and the AOL agreement calls for us to make significant guaranteed payments to AOL over the term of the agreement. While the Internet provides a significant opportunity for revenue growth, our financial commitments to these and other third party providers are significant and we must continue to increase traffic and revenue in order for our Internet businesses to become profitable. Our ability to maintain important relationships with distributors and content providers will also have an impact on traffic and revenues. If our website traffic and revenue expectations aren't met, there could be a significant negative impact on our operating results.

International Division. International division revenues come primarily from the following sources:

        -   Japanese small business products

        -   German Quicken, QuickBooks and Tax products

        -   Canadian Quicken, QuickBooks and Tax products

        -   United Kingdom Quicken and QuickBooks products

In addition to the above, we also operate in smaller European, Asian and Latin American markets. Overall, international division revenues increased 36% for the three-month period ended October 31, 1999 compared to the same period last year. This increase is a result of stronger sales of Quicken and QuickBooks in both Canada and the U.K., and favorable currency fluctuations in Japan.

COST OF GOODS SOLD

                                                THREE MONTHS ENDED OCTOBER 31,
     (Dollars in millions; unaudited)           1998        CHANGE        1999
                                              ---------------------------------
Product .....................................    $35.2         55%        $54.7
% of revenue ................................       31%                      34%

Amortization of purchased software & other ..    $ 1.8         33%        $ 2.4
% of revenue ................................        2%                       1%

Total .......................................    $37.0         54%        $57.1
% of revenue ................................       33%                      35%


There are two components of cost of goods sold. The largest is the direct cost of manufacturing and shipping products and offering services. The second component is the amortization of purchased software, which is the cost of products obtained through acquisitions. Total cost of goods sold increased to 35% of revenue for the three months ended October 31, 1999 compared to 33% for the same period of the prior year. This increase is primarily attributable to two factors. First, consistent with our growing Internet-based business, we are experiencing a significant increase in related hardware and infrastructure costs as we purchase equipment to increase our Internet capability. These costs are classified as cost of goods sold and, as a percentage of revenue, are significantly higher than the costs of goods sold for our traditional desktop software business. Second, our service businesses, such as payroll processing and QuickBooks Support Network, generally have higher cost of goods sold than packaged software. As these businesses grow to a higher proportion of total revenue, we anticipate that our cost of goods sold will increase. If we experience errors in current or future products, there could be incremental increases in cost of goods sold that could adversely affect our operating results.

OPERATING EXPENSES

                                                          THREE MONTHS ENDED OCTOBER 31,
     (Dollars in millions; unaudited)                   1998           CHANGE        1999
                                                        ----------------------------------
      Customer service & technical support ......       $29.8            15%        $34.3
      % of revenue ..............................          27%                         21%

      Selling & marketing .......................       $45.1            28%        $57.6
      % of revenue ..............................          40%                         35%

      Research & development ....................       $33.7            24%        $41.7
      % of revenue ..............................          30%                         26%

      General and administrative ................       $13.5            39%        $18.7
      % of revenue ..............................          12%                         11%

      Charge for purchased research and
      development ...............................       $  --           N/A         $ 1.3
      % of revenue ..............................         N/A                           1%

      Other acquisition costs, including
      amortization of goodwill and purchased
      intangibles ...............................       $21.0            73%        $36.4
      % of revenue ..............................          19%                         22%

      Other acquisition related costs -
      amortization of deferred compensation .....       $  --           N/A         $ 0.7
      % of revenue ..............................         N/A                           0%

While all operating expenses experienced increases for the three months ended October 31, 1999, compared to the same period of the prior year, our percentage growth in revenues was greater than the percentage growth in our operating expenses across all areas except acquisition related costs. As a result, operating expenses as a percentage of revenues experienced significant declines. It is too early to determine whether growth in revenues will continue to exceed the growth in operating expenses for the rest of the year.

Customer Service and Technical Support. Customer service and technical support expenses decreased to 21% of revenue for the three months ended October 31, 1999 compared to 27% for the same period of the prior year. In addition to the less rapid growth of all operating expenses compared to revenues, this improvement reflects the acquisition of CRI which experiences comparatively lower customer service and technical support expenses as a percentage of revenue. We have also benefited from our efforts to provide customer service and technical support less expensively through websites and other electronic means. During the second and third quarters of fiscal 1999, many customers experienced unusually long hold times for customer service calls. We may need to increase customer service and technical support expenses as a percentage of revenue in the remainder of fiscal 2000, in order to improve customer service levels and also to handle customer questions relating to Year 2000 compliance issues. To date, call volumes related to Year 2000 issues have been lower than we expected. It's possible that we will receive a large volume of Y2K calls later in the second quarter. See "Year 2000," below. We also expect a significant increase in call volumes during the second quarter related to major product launches by our tax and small business divisions. If these potential increases in call volume overlap to any significant extent, or if we experience product errors, poor service levels or service outages for our web-base products, we could face significant capacity problems and increased customer service and technical support expenses, as well as customer dissatisfaction.

Selling and Marketing. Selling and marketing expenses were 35% of revenue for the three months ended October 31, 1999 compared to 40% for the same period of the prior year. In addition to the less rapid growth of all operating expenses compared to revenues, this decrease is also the result of our acquisition of CRI, which experiences comparatively lower selling and marketing expenses as a percentage of revenue. Despite the decrease in selling and marketing expenses as a percentage of revenue in the first quarter of fiscal 2000, compared to the first quarter of fiscal 1999, we expect selling and marketing costs as a percentage of revenue to increase slightly in fiscal 2000 compared to fiscal 1999. We anticipate increased selling and marketing expenses related to our Internet-based businesses, and as a result of more intense competition in the personal tax market during fiscal 2000.

Research and Development. Research and development expenses decreased to 26% of revenue for the three months ended October 31, 1999 compared to 30% for the same period of the prior year. In addition to the less rapid growth of all operating expenses compared to revenues, this decrease is due in part to our acquisition of CRI which experiences comparatively lower research and development expenses as a percentage of revenue. We expect our Internet-based businesses will continue to result in significant development expenses in fiscal 2000, despite lower expenses as a percentage of revenue for the three months ended October 31, 1999. If such expenses exceed our current expectations, they may have an adverse effect on operating results. This could occur, for example, if we were to undertake a costly product development venture in response to competitive pressures or other market conditions.

General and Administrative. General and administrative expenses decreased to 11% of revenue for the three months ended October 31, 1999 compared to 12% for the same period of the prior year. For fiscal 2000, we expect general and administrative expenses to remain roughly flat as a percentage of revenue compared to fiscal 1999.

Charge for Purchased Research and Development. For the three months ended October 31, 1999, we recorded a charge for purchased research and development as a result of our Boston Light and Hutchison acquisitions. In connection with these acquisitions, we used third party appraisers' estimates to determine the value of in-process projects under development for which technological feasibility had not been established. The total value of these projects at the time of the acquisitions was determined to be approximately $1.3 million and has been expensed in the three months ended October 31, 1999. The value of the projects was determined by estimating the costs to develop the in-process technology into commercially feasible products, estimating the net cash flows we believed would result from the products and discounting these net cash flows back to their present value. We believe the products related to these charges will be completed during our fiscal year 2000, and that the risk of these products not being successfully completed is low. However, if they are not successfully completed, there could be a negative impact on our results.

Other Acquisition Costs. Other acquisition costs include the amortization of goodwill and purchased intangibles and deferred compensation costs that are recorded as part of an acquisition. These costs increased to $37.0 million for the three months ended October 31, 1999 compared to $21.0 million for the same period of the prior year. This increase was primarily attributable to the amortization of intangibles associated with our acquisition of CRI in May 1999, and our acquisitions of Secure Tax, Boston Light and Hutchison in August 1999.

The high levels of non-cash amortization expense related to completed acquisitions will continue to have a negative impact on operating results in future periods. Assuming no additional acquisitions and no impairment of value resulting in an acceleration of amortization, future amortization will reduce net income by approximately $97.9 million, $88.8 million, $85.7 million and $56.2 million for the years ending July 31, 2000 through 2003, respectively. If we complete additional acquisitions or accelerate amortization in the future, there could be an incremental negative impact on operating results.

OTHER INCOME

For the three months ended October 31, 1999, interest and other income and expense, net, increased to $8.5 million compared to $3.3 million for the same period a year ago, reflecting increased cash and short-term investment balances. We have elected to report our Excite@Home common stock as a trading security and are required to mark to market the fluctuations in the stock price and report the fluctuations in our earnings. For the three months ended October 31, 1999, we reported a loss arising from fluctuations in the share price of Excite@Home of $17.3 million. In the same period a year ago, we did not report a gain or a loss for changes in the market value of Excite, Inc. ("Excite"), one of the predecessor companies of Excite@Home in our earnings, since that security was not classified as a trading security.

INCOME TAXES

For the three months ended October 31, 1999, we recorded an income tax benefit of $31.8 million on a pretax loss of $93.5 million. This compares to an income tax benefit of $15.5 million on a pretax loss of $64.7 million for the same period of the prior year. At October 31, 1999, there was a valuation allowance of $11.6 million for tax assets of our international subsidiaries based on management's assessment that we may not receive the benefit of certain loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 1999, our unrestricted cash and cash equivalents totaled $286.4 million, a $231.9 million decrease from July 31, 1999. The decrease was a result of net cash used by operations and investing activities, partially offset by cash provided by financing activities. It was driven by the seasonality of our business, which typically results in the majority of net revenues and cash receipts occurring in the January and April quarters, though operating expenses are incurred throughout the year.

Our operations used $59.1 million in cash during the three months ended October 31, 1999. Primary uses of cash included the net loss of $61.7 million, an increase in accounts receivable of $23.6 million as well as a significant decrease in income taxes payable as a result of the payment of taxes for our fiscal year ended July 31, 1999. The increase in accounts receivable was attributable to revenue growth for the three months ended October 31, 1999. Uses of cash were offset by adjustments made for non-cash expenses such as acquisition charges and depreciation, the loss from our trading security Excite@Home. We also experienced significant decreases in prepaid expenses, accrued liabilities and deferred revenue. Decreases in prepaid expenses resulted from the completion of acquisitions in the first quarter, while the increase in accrued liabilities was driven by increased product returns reserves for the September 1999 launch of Quicken 2000. The increase in deferred revenues was due primarily to the increase in professional tax product orders which will ship at a later date.

Investing activities used $185.6 million in cash for the three months ended October 31, 1999. Uses of cash included net purchases of short-term investments, in addition to purchases of property and equipment. Property and equipment purchases during the quarter were made to support our ongoing operations, information system upgrades and our growing Internet-based businesses. We also used $54.6 million in cash for our acquisitions of Boston Light, SecureTax and Hutchison.

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

Financing activities provided $12.8 million in the first quarter, primarily attributable to proceeds from the exercise of employee stock options.

In connection with our acquisition of CRI (see Note 4), we are required to pay three annual installments of $25 million in each of the next three fiscal years. In the normal course of business, we enter into leases for new or expanded facilities in both domestic and international locations. We also evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with and investing in other companies. Accordingly, it is possible that we may decide to use cash and cash equivalents to fund such activities in the future. For example, if we exercise our option to purchase VFSC (see Note
10) and elect to pay all or a significant portion of the exercise price in cash, this would have a negative impact on our liquidity.

We believe that our unrestricted cash, cash equivalents and short-term investments will be sufficient to meet anticipated seasonal working capital and capital expenditure requirements for at least the next twelve months.

                                    YEAR 2000

The following is a Year 2000 readiness disclosure under the Year 2000 Information and Readiness Disclosure Act.

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

As a software developer, we have three key areas of focus: (1) our products and services; (2) our internal systems (including information technology systems such as financial and order entry systems and non-information technology systems such as phones and facilities); and (3) the readiness of third parties with whom we have significant business relationships. Substantially all of our efforts in the product area have now completed the implementation phase and our efforts are primarily focused on providing our customer base with confirmation of product compliance and remediation options, where required. Remaining efforts in the product area are expected to be completed by December 31, 1999. Customers can find Intuit's Year 2000 Readiness Disclosure about our products, and order free solutions, where required, on our Corporate Year 2000 Resource Center at www.intuit.com/y2k. Substantially all of the action and implementation efforts for the majority of our internal systems have been completed and remaining efforts in the internal systems area are expected to be completed by December 31, 1999. As most companies are experiencing, there is an extensive on-going maintenance effort required to continually review the compliance statements of our software and hardware vendors and to verify that our technology remains compliant. We will continue to work with our third party vendors to review the status of their efforts and have dedicated considerable time and effort on testing activities with our key vendors. We are not currently aware of any material Y2K issues with key third parties that are likely to affect us. However, this understanding is based on information they have provided to us, and it is difficult to get a definitive understanding of the Y2K status of any third parties.

Costs directly attributed to our Year 2000 project were approximately $6.5 million in fiscal 1999. This figure is comprised primarily of hardware, software, internal resources and consulting fees necessary for our Year 2000 testing activities during fiscal 1999. We currently anticipate direct costs in the range of $10 to $16 million for fiscal year 2000, resulting from the completion of the project phases and the transition into an ongoing maintenance and support activity in fiscal year 2000. We believe that the nature of our products and the size and profile of our customer base is likely to lead to a significant increase in the calls to our customer support centers throughout the remainder of calendar 1999 and early 2000. These support operations may experience call volumes not experienced to date and we have developed plans that should allow us to handle the increases in calls that we have internally forecasted. If call levels and the timing of calls are consistent with our forecasts, we do not expect to incur material incremental costs related to Y2K call volume. To date, call volumes have been lower than our forecast. We are unable to determine what portion of the additional forecasted calls may come later in the year (in which case we could face significant capacity problems because of resource constraints), and what portion of the calls will not come at all (for customers who do not experience any Y2K problems). In parallel, we have initiated a number of proactive communications to our customer base and the media in an attempt to increase Y2K awareness concerning our products and services and reduce the likelihood of unanticipated end of year demand for Y2K solutions and/or technical support. Our ability to handle significant volumes of Y2K-related calls may also be impacted by additional resources required to support major product launches by our tax and small business divisions, which are taking place during our second fiscal quarter. Additionally, there will be costs associated with the manufacture and distribution of free solutions for products that are not Year 2000 compliant or in certain cases that will not be tested for Year 2000 compliance. We believe the provision of free solutions may result in lost revenue for new product upgrades to within a range of $10 to $17 million, although the exact amount will depend on customer response to the Year 2000 issue.

In an effort to reduce the risks associated with the Year 2000, we have incorporated contingency planning as part of our five-phase plan, building upon disaster recovery and contingency planning that we already have in place. This includes identifying areas where we are most vulnerable to Year 2000 risk and putting contingency plans in place before we experience potential failures. Despite our establishment of contingency plans throughout the company, we may not anticipate or adequately provide for all contingencies.

Although we are dedicating substantial resources toward attaining Year 2000 readiness, there is no assurance that we will be successful in our efforts to address Year 2000 issues. If we are not successful, there could be significant adverse effects on our operations. For example, failure to achieve Year 2000 readiness for our internal systems could delay our ability to manufacture and ship products, disrupt our customer service and technical support facilities, or interrupt customer access to our online products and services. If our products are not Year 2000 ready, we could suffer lost sales or other negative consequences resulting from customer dissatisfaction, including additional litigation (see discussion below). We also rely heavily on third parties such as manufacturing suppliers, service providers, financial institutions and a large retail distribution channel. If these or other third parties experience Year 2000 failures or malfunctions, there could be a material negative impact on our ability to conduct ongoing operations. Many of our products are significantly interconnected with heavily regulated financial institutions. Our relationships with financial institutions could be adversely impacted if we do not achieve Year 2000 readiness in a manner and on a time schedule that permits them to comply with regulatory requirements. We may also incur additional costs if we are required to accelerate our Year 2000 readiness to meet financial institution requirements. As with all companies, we also rely on other more widely used entities such as government agencies, public utilities and other external forces common to business and industry. Consequently, if such entities were to experience Year 2000 failures, this could disrupt our ability to conduct ongoing operations.

Several class action lawsuits were filed against Intuit in California and New York, alleging Year 2000 issues with the online banking functionality in certain versions of our Quicken products but these lawsuits were dismissed by the courts. It is possible that we will face additional lawsuits. We continue to work with financial institutions to provide solutions to their current online banking customers and have made such solutions available before customers experience any Year 2000 problems. See "Legal Proceedings" for more information.

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

MARKETABLE SECURITIES

We also carry significant balances in marketable equity securities as of October 31, 1999. These securities are subject to considerable market risk due to their volatility. See Note 1 of the financial statement notes for more information regarding risks related to our investments in marketable securities.

IMPACT OF FOREIGN CURRENCY RATE CHANGES

During fiscal 1999, the currency of our Japanese subsidiary strengthened while the currencies of our other subsidiaries remained essentially stable. As of October 31, 1999, the currency of our Japanese subsidiary has continued to strengthen and the currencies of our other subsidiaries have remained essentially stable since the end of our 1999 fiscal year. Because we translate foreign currencies into U.S. dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. We believe that our exposure to currency exchange fluctuation risk is insignificant, primarily because our international subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. For the quarter ended October 31, 1999, there was an immaterial currency exchange impact from our intercompany transactions. Currency exchange risk is also minimized since foreign debt is due almost exclusively in local foreign currencies. As of October 31, 1999, we did not engage in foreign currency hedging activities.

--------------------------------------------------------------------------------
PART II
ITEM 1
LEGAL PROCEEDINGS
--------------------------------------------------------------------------------


Intuit was a defendant in the following two consolidated class action lawsuits which alleged that certain of its Quicken products have on-line banking functions that are not Year 2000 compliant: (1) In re Intuit Inc. Year 2000 California Litigation (consolidated in Santa Clara County, California Superior Court from Alan Issokson v. Intuit Inc. (filed April 29, 1998 in the Santa Clara County, California Superior Court); Joseph Rubin v. Intuit Inc. (filed May 27, 1998 in the Santa Clara County, California Superior Court); Donald Colbourn v. Intuit Inc. (filed June 4, 1998 in the San Mateo County, California Superior Court)); and (2) In re Intuit Inc. Year 2000 Litigation (consolidated in the New York Supreme Court, New York County from Rocco Chilelli v. Intuit Inc. (filed May 13, 1998 in the New York Supreme Court, Nassau County); Glenn Faegenburg v. Intuit Inc. (filed May 27, 1998 in the New York Supreme Court, New York County); and Jerald M. Stein v. Intuit Inc. (filed June 23, 1998 in the New York Supreme Court, New York County)). The lawsuits were substantively similar. The lawsuits asserted breach of implied warranty claims, violations of federal and/or state consumer protection laws, and violations of various state business practices laws. The plaintiffs sought compensatory damages, disgorgement of profits, and (in some cases) attorneys' fees.

Intuit successfully had the original complaint and subsequent consolidated amended complaint dismissed with leave to amend. The plaintiffs then filed a third amended complaint and Intuit filed a demurrer in response to it, seeking dismissal of the complaint. On October 13, 1999 the court sustained Intuit's demurrer and dismissed the case without leave to amend. The only remaining issue relates to a potential award of attorneys' fees.

We also filed motions to dismiss in the New York actions and, on December 1, 1998, the court granted our motion to dismiss all the New York actions with prejudice. Although plaintiffs filed a Notice of Appeal, Intuit understands that plaintiffs failed to perfect the appeal. Accordingly, Intuit understands that this case is also now over.

In addition, a suit was filed in the Contra Costa County, California Superior Court by an individual consumer against various retailers, including Circuit City Stores, CompUSA, Fry's Electronics, Office Depot, The Good Guys and others, alleging that these retailers have sold software and hardware products which are not Year 2000 compliant, including at least one product published by Intuit. One of the defendants in this action, Fry's Electronics, filed a cross-complaint against various software publishers and hardware manufacturers, including Intuit, asserting a claim for indemnity in the main action. In September 1999, Fry's Electronics reached a settlement with the plaintiffs. All the cross defendants, including Intuit, then filed a demurrer to the cross-complaint. On Tuesday, December 7, 1999 the court granted the demurrer and dismissed the case without leave to amend. Unless Fry's Electronics appeals this ruling, this lawsuit against Intuit is also now over.

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

--------------------------------------------------------------------------------
ITEM 2
CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------------------------------------


(a) On September 8, 1999, our Board of Directors declared a three-for-one stock split, to be effected as a stock dividend of two shares of common stock for each share of Intuit's common stock outstanding. Stockholders of record on September 20, 1999 were issued two additional shares of common stock for each share of Intuit's common stock held on that date. The payment date for the stock dividend was September 30, 1999.

(b) On December 1, 1999, we amended our Certificate of Incorporation to increase the authorized shares of common stock to 750,000,000 shares. This amendment was approved by stockholders on November 30, 1999 (see
        Item 4 below). The Board has the right to determine when and on what terms shares of the newly authorized common stock will be issued. Existing stockholders will not have any rights to purchase any newly issued shares in order to maintain their proportionate ownership interests. If Intuit issues additional shares of common stock or securities convertible into common stock in the future, it would dilute the voting rights of existing stockholders and could also dilute earnings per share and book value per share of existing stockholders. The increase in authorized common stock could discourage or hinder efforts by other parties to obtain control of Intuit.

(c) On August 2, 1999 we issued 299,940 shares of our common stock as partial consideration for our acquisition of Boston Light Software Corporation, a Massachusetts corporation that provides electronic commerce tools for small businesses. Intuit issued these shares to five principal stockholders in connection with the merger transaction in which Boston Light became a wholly-owned subsidiary of Intuit. The shares issued in this transaction were issued without registration under the 1993 Act in reliance on an exemption under Section 3(a)(10) of the 1933 Act, after a hearing on the fairness of the transaction. The California Department of Corporations issued a Permit for Qualification of the Securities under Section 25121 of the California Corporate Securities Law of 1968.

--------------------------------------------------------------------------------
ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

At Intuit's Annual Meeting of Stockholders on November 30, 1999, our stockholders voted on the following proposals:

1.       Proposal to elect directors:

                                                          For                    Withheld              Unvoted
                                                          ---                    --------              -------

                  Christopher W. Brody                172,997,600                102,820                  0
                  William V. Campbell                 172,997,750                102,670                  0
                  Scott D. Cook                       172,997,750                102,670                  0
                  L. John Doerr                       172,997,600                102,820                  0
                  Donna L. Dubinsky                   172,997,474                109,946                  0
                  Michael R. Hallman                  172,997,000                103,420                  0
                  William H. Harris, Jr.              172,968,597                131,823                  0
                  Burton J. McMurtry                  172,944,403                106,017                  0

2. Proposal to amend Intuit's Certificate of Incorporation to increase the number of shares of authorized common stock by 500,000,000 shares:

                  For                                      161,413,642
                  Against                                   11,534,561
                  Abstain                                      152,217
                  Unvoted                                            0

3. Proposal to amend Intuit's Certificate of Incorporation to (i) increase the number of shares of authorized preferred stock by 3,655,082 shares; and (ii) eliminate all authorized Series A Preferred Stock:

                  For                                       70,995,629
                  Against                                   78,438,619
                  Abstain                                      166,111
                  Unvoted                                   23,500,061

4. Proposal to amend Intuit's 1993 Equity Incentive Plan to increase the number of shares of common stock available for issuance thereunder by 8,900,000 shares:

                  For                                       96,326,401
                  Against                                   76,585,036
                  Abstain                                      188,983
                  Unvoted                                            0

5 Proposal to amend Intuit's 1996 Employee Stock Purchase Plan to increase the number of shares of common stock available for issuance thereunder by 400,000 shares:

                  For                                      171,262,828
                  Against                                    1,685,669
                  Abstain                                      151,923
                  Unvoted                                            0

6. Proposal to amend Intuit's 1996 Directors Stock Option Plan to (i) increase the number of shares of common stock available for issuance thereunder by 100,000 shares; (ii) increase the size of future option grants to reflect our recent 3-for-1 stock split; and (iii) lengthen the vesting period for future option grants:

                  For                                      129,538,463
                  Against                                   43,360,663
                  Abstain                                      201,294
                  Unvoted                                            0

7. Proposal to ratify the selection of Ernst & Young LLP as Intuit's independent auditors for fiscal 2000:

                  For                                      172,921,061
                  Against                                       80,192
                  Abstain                                       99,167
                  Unvoted                                            0

--------------------------------------------------------------------------------
ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a) THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS REPORT:

2.01(1) Agreement and Plan of Merger among Intuit, Merger Sub 1, Inc., Merger Sub 2, Inc., Rock Financial Corporation and Title Source, Inc., dated October 6, 1999 (schedules and similar attachments will be furnished to the Commission upon request)

2.02* Non-Competition Agreement by and among Intuit, Rock Financial Corporation and Daniel Gilbert, dated October 6, 1999

3.01(2) Certificate of Increase of Series B Junior Participating Preferred Stock dated November 9, 1999

3.02(2) Certificate of Amendment to Intuit's Certificate of Incorporation dated November 30, 1999

3.03(2)        Second Amended and Restated Rights Agreement, dated October 15,
               1999

10.01(2) Rock Financial Corporation Amended and Restated 1996 Stock Option Plan and related documents

10.02(3) Intuit Inc. 1993 Equity Incentive Plan and related documents, as amended through November 30, 1999

10.03(4) Intuit Inc. 1996 Employee Stock Purchase Plan, as amended through November 30, 1999

10.04(5) Intuit Inc. 1996 Directors Stock Option Plan, and related documents, as amended through November 30, 1999

10.05(6) Boston Light Software Corp. 1999 Amended and Restated Stock Option/Stock Issuance Plan and related documents

10.06(7) The Hutchison Avenue Software Corporation Stock Option Plan and related documents

27.01*         Financial Data Schedule (filed only in electronic format)

----------------

*        Filed with this Form 10-Q

(1) Filed as an exhibit to Intuit's Form S-4 registration statement (file no. 333-90393), filed with the Commission on November 5, 1999 and incorporated by reference

(2) Filed as an exhibit to Intuit's Form S-8 registration statement (file no. 333-92503), filed with the Commission on December 10, 1999 and incorporated by reference

(3) Filed as an exhibit to Intuit's Form S-8 registration statement (file no. 333-92517), filed with the Commission on December 10, 1999 and incorporated by reference

(4) Filed as an exhibit to Intuit's Form S-8 registration statement (file no. 333-92513), filed with the Commission on December 10, 1999 and incorporated by reference

(5) Filed as an exhibit to Intuit's Form S-8 registration statement (file no. 333-92515), filed with the Commission on December 10, 1999 and incorporated by reference

(6) Filed as an exhibit to Intuit's Form S-8 registration statement (file no. 333-84385), filed with the Commission on August 2, 1999 and incorporated by reference

(7) Filed as an exhibit to Intuit's Form S-8 registration statement (file no. 333-85349), filed with the Commission on August 17, 1999 and incorporated by reference

(b)      REPORTS ON FORM 8-K:

(1) On September 14, 1999, Intuit filed a report on Form 8-K to report under Item 5 that on September 9, 1999, its Board of Directors had declared a three-for-one stock split, to be effected as a stock dividend.

(2) On September 24, 1999, Intuit filed a report on Form 8-K to report under Item 5 that its President and Chief Executive Officer had resigned, and that its current Chairman had been named as Acting Chief Executive Officer pending selection of a new Chief Executive Officer.

(3)      On November 24, 1999, Intuit filed a report on Form 8-K to report under
         Item 5 its financial results for the quarter ended October 31, 1999. Intuit's balance sheet and statement of operations as of and for the three months ended October 31, 1998 and 1999 were included in the Form 8-K.

--------------------------------------------------------------------------------
SIGNATURES
--------------------------------------------------------------------------------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   INTUIT INC.
                                  (REGISTRANT)





Date:  December 14, 1999           By:      /s/ Greg J. Santora
                                      ------------------------------------------
                                            Greg J. Santora
                                            Senior Vice President and Chief
                                            Financial Officer (Principal
                                            Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number            Description                                                                                  Page
------            -----------                                                                                  ----
2.02              Non-Competition Agreement by and among Intuit, Rock Financial Corporation and
                  Daniel Gilbert, dated October 6, 1999...................................................
27.01             Financial Data Schedule (filed only in electronic format)...............................