Form 10-Q
period 2000-01-31
INTUIT INC
filed 2000-05-19
CIK 896878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------


                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended JANUARY 31, 2000 or

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


                                 (650) 944-6000
                                 ---------------
              (Registrant's telephone number, including area code)


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

       Approximately 201,677,034 shares of Common Stock, $0.01 par value, as of February 29, 2000

--------------------------------------------------------------------------------

FORM 10-Q
INTUIT INC.
INDEX

--------------------------------------------------------------------------------


PART I                                         FINANCIAL INFORMATION
                                                                                   PAGE
                                                                                  NUMBER
                                                                                  ------
ITEM 1:        Financial Statements

               Condensed Consolidated Balance Sheets as of
                  July 31, 1999 and January 31, 2000...........................       3

               Condensed Consolidated Statements of Operations for
                  the three and six months ended January 31, 1999 and  2000....       4

               Condensed Consolidated Statements of Cash Flows for
                  the six months ended January 31, 1999 and 2000...............       5

               Notes to Condensed Consolidated Financial
                  Statements...................................................       6
-
ITEM 2:        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..........................      18

ITEM 3:        Quantitative and Qualitative Disclosures about Market Risk......      29

PART II        OTHER INFORMATION

ITEM 1:        Legal Proceedings...............................................      31

ITEM 2:        Changes in Securities and Use of Proceeds.......................      32

ITEM 5:        Other Matters...................................................      33

ITEM 6:        Exhibits and Reports on Form 8-K................................      34

               Signatures......................................................      35

                                   INTUIT INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                JULY 31,       JANUARY 31,
                                                                  1999            2000
                                                               ----------      -----------
(In thousands, except par value; unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents ................................   $  554,230      $   377,685
  Short-term investments ...................................      305,125          412,918
  Marketable securities ....................................      431,319        1,046,170
  Customer deposits ........................................      145,836          135,456
  Accounts receivable, net(1) .............................        63,677          249,146
  Mortgage loans ...........................................       84,983           38,386
  Deferred income taxes ....................................       64,925           65,002
  Inventories ..............................................        4,931            9,351
  Income taxes receivable ..................................           --            1,190
  Prepaid expenses and other current assets(2) ............        67,859           34,803
                                                               ----------      -----------
          Total current assets .............................    1,722,885        2,370,107
Property and equipment, net ................................      119,220          149,324
Purchased intangibles, net .................................       98,049           97,275
Goodwill, net ..............................................      383,102          416,874
Other assets ...............................................        7,897            9,022
Long-term deferred income taxes ............................       76,190           80,222
Investments ................................................       45,704           39,569
Restricted investments .....................................       36,028           38,416
                                                               ----------      -----------
Total assets ...............................................   $2,489,075      $ 3,200,809
                                                               ==========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Lines of credit ..........................................   $   29,896      $     3,283
  Accounts payable .........................................       66,436          121,110
  Accrued compensation and related liabilities .............       39,996           49,733
  Payroll tax obligations ..................................      131,148          127,333
  Escrow liabilities .......................................       14,857            9,821
  Drafts payable ...........................................       49,169           15,344
  Deferred revenue .........................................       65,994          106,395
  Income taxes payable .....................................      143,181               --
  Deferred income taxes ....................................      136,694          384,484
  Other accrued liabilities ................................      201,872          271,760
                                                               ----------      -----------
          Total current liabilities ........................      879,243        1,089,263
Long-term notes payable ....................................       36,614           37,862
Long-term deferred income taxes ............................       11,615           11,919
Minority interest ..........................................          215              224
Stockholders' equity
  Preferred stock, $0.01 par value
    Authorized - 1,345 shares total; 145 shares
     designated Series A;
    250 shares designated Series B Junior Participating
    Issued and outstanding - none; none ....................           --               --
  Common stock, $0.01 par value
     Authorized - 750,000 shares
     Issued and outstanding - 196,350 and  201,093 shares,
       respectively ........................................        1,073            2,012
  Additional paid-in capital ...............................    1,266,004        1,433,323
  Acquisition related deferred compensation ................           --          (30,063)
  Accumulated other comprehensive income ...................       77,680          448,207
  Accumulated retained earnings ............................      216,631          208,062
                                                               ----------      -----------
          Total stockholders' equity .......................    1,561,388        2,061,541
                                                               ----------      -----------
Total liabilities and stockholders' equity .................   $2,489,075      $ 3,200,809
                                                               ==========      ===========

(1) Includes $0.1 million and $2.3 million due from Checkfree at July 31, 1999 and January 31, 2000, respectively (see Note 11).

(2) Includes $6.7 million and $10.6 million note receivable from Venture Finance Software Corp. at July 31, 1999 and January 31, 2000 respectively (see Note 11).

     See accompanying notes to condensed consolidated financial statements.

                                   INTUIT INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                       JANUARY 31,                   JANUARY 31,
                                                                  1999          2000            1999          2000
                                                                --------      ---------       --------      ---------
(In thousands, except per share amounts; unaudited)

Net revenue(1) ..............................................   $373,733      $ 425,499       $510,614      $ 602,427
Costs and expenses:
 Cost of goods sold:
    Products and services ...................................     70,234         93,066        109,231        149,506
    Amortization of purchased software and other ............      1,897          2,489          3,701          4,921

 Customer service & technical support .......................     41,144         47,657         72,004         81,958
 Selling & marketing ........................................     71,203         86,110        124,282        156,015
 Research & development .....................................     36,353         44,038         70,021         85,750
 General & administrative ...................................     19,625         23,327         38,934         44,819
 Charge for purchased research and development ..............         --             --             --          1,312
 Amortization of goodwill and purchased intangibles .........     20,962         45,211         41,932         81,562
 Amortization of acquisition related deferred compensation ..         --          1,005             --          1,744
 Reorganization costs .......................................      2,000             --          2,000          3,500
                                                                --------      ---------       --------      ---------
          Total costs & expenses ............................    263,418        342,903        462,105        611,087
          Income (loss) from operations .....................    110,315         82,596         48,509         (8,660)
Interest and other income and expense, net ..................      3,950          6,988          7,298         15,465
Gain (loss) from marketable securities ......................     10,088         (2,800)        10,088        (20,110)
                                                                --------      ---------       --------      ---------
Income (loss) before income taxes ...........................    124,353         86,784         65,895        (13,305)
Income tax provision (benefit) ..............................     31,228         29,582         17,665         (4,587)
Minority interest ...........................................         --            (90)            --           (149)
                                                                --------      ---------       --------      ---------
Net income (loss) ...........................................   $ 93,125      $  57,292       $ 48,230      $  (8,569)
                                                                ========      =========       ========      =========
Basic net income (loss) per share ...........................   $   0.49      $    0.29       $   0.26      $   (0.04)
                                                                ========      =========       ========      =========
Shares used in per share amounts ............................    188,813        195,935        187,600        192,285
                                                                ========      =========       ========      =========
Diluted net income (loss) per share .........................   $   0.47      $    0.27       $   0.25      $   (0.04)
                                                                ========      =========       ========      =========
Shares used in per share amounts ............................    198,413        209,566        195,561        192,285
                                                                ========      =========       ========      =========

(1) Includes $1.3 million and $2.4 million from Checkfree for the three and six months ended January 31, 1999 and $1.8 million and $3.6 million from Checkfree for the three and six months ended January 31, 2000 respectively (see Note 11).

     See accompanying notes to condensed consolidated financial statements.

                                   INTUIT INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS



                                                                                        SIX MONTHS ENDED
                                                                                           JANUARY 31,
(In thousands; unaudited)                                                             1999            2000
                                                                                    ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) .............................................................   $  48,230       $  (8,569)
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
     operating activities:
       Amortization of goodwill and other purchased intangibles .................      45,633          86,483
       Deferred compensation expense ............................................          --           1,744
       Depreciation .............................................................      18,002          21,798
       Charge for purchased research and development ............................          --           1,312
       (Gain) loss from marketable securities ...................................     (10,088)         20,110
       Changes in assets and liabilities:
          Accounts receivable ...................................................    (181,831)       (185,369)
          Inventories ...........................................................      (2,170)         (4,420)
          Mortgage loans ........................................................     (66,435)         46,597
          Prepaid expenses and other current assets .............................     (16,544)         32,163
          Customer deposits .....................................................      (8,514)          6,565
          Deferred income tax assets and liabilities ............................      (1,428)         (3,805)
          Accounts payable ......................................................      25,838          54,620
          Accrued compensation and related liabilities ..........................       4,877           9,572
          Escrow funds payable ..................................................       8,362          (5,036)
          Deferred revenue ......................................................     (12,581)         40,401
          Drafts payable ........................................................       9,812         (33,825)
          Accrued acquisition liabilities .......................................     (19,181)         (5,389)
          Other accrued liabilities .............................................     130,558          63,936
          Income taxes payable ..................................................      25,404         (94,561)
          Minority interest .....................................................          --               9
                                                                                    ---------       ---------
            Net cash (used in) provided by operating activities .................      (2,056)         44,336
                                                                                    ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of marketable securities ...................................      17,263              --
  Purchase of property and equipment ............................................     (27,448)        (51,901)
  Principal payments of long-term debt ..........................................         (29)             --
  (Increase) in other assets ....................................................      (7,262)        (14,851)
  Purchase of short-term investments ............................................    (145,086)       (301,277)
  Acquisitions and dispositions, net of cash acquired ...........................          --         (54,584)
  Purchase of long-term investments .............................................        (474)        (11,115)
  Liquidation and maturity of short-term investments ............................     100,547         191,096
                                                                                    ---------       ---------
            Net cash used in investing activities ...............................     (62,489)       (242,632)
                                                                                    ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (payments) under lines of credit ...............................      70,887         (26,613)
  Net borrowings under reverse repurchase agreement .............................       9,135              --
  Purchase of common stock ......................................................      (1,308)             --
  Net proceeds from issuance of common stock ....................................      39,627          48,364
  Rock Financial and Title Source payments of dividends .........................        (177)             --
                                                                                    ---------       ---------
            Net cash provided by financing activities ...........................     118,164          21,751
                                                                                    ---------       ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ............................      53,619        (176,545)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ................................     140,991         554,230
                                                                                    ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................................   $ 194,610       $ 377,685
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

--------------------------------------------------------------------------------

INTUIT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Intuit Inc. develops, sells and supports small business accounting, tax preparation and consumer finance desktop software products, financial supplies (such as computer checks, envelopes and invoices), mortgage loans and Internet-based products and services for individuals and small businesses. Our products and services are designed to automate commonly performed financial tasks and to simplify the way individuals and small businesses manage their finances. We sell our products throughout North America and in many international markets. Sales are made through retail distribution channels, traditional direct sales to customers and via the Internet.

Basis of Presentation

Intuit has prepared the accompanying unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles for interim financial statements. We have included all adjustments considered necessary to give a fair presentation of our operating results for the periods shown. Results for the six months ended January 31, 2000 do not necessarily indicate the results to be expected for the fiscal year ending July 31, 2000 or any other future period. All financial statements presented are restated to include the results of our Rock Financial Corporation ("Rock") and Title Source, Inc. ("Title Source") subsidiaries which were acquired on December 8, 1999 in a transaction which was accounted for as a pooling of interests. These statements and accompanying notes should be read together with the audited consolidated financial statements for the fiscal year ended July 31, 1999 included in Intuit's Form 10K-A, Amendment No. 1, filed with the Securities and Exchange Commission.

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

Net Revenue

Intuit recognizes revenue upon shipment of our shrink-wrapped products based on "FOB shipping" terms. Because, under FOB shipping terms, title and risk of loss are transferred, and we have no continuing obligations, once our products are delivered to the shipper, we recognize revenue upon shipment, net of reserves based on historical experience. To recognize revenue, it must be probable that we will collect the accounts receivable from our customers. Reserves are provided for returns of excess quantities of current product versions, as well as previous versions of products still in the distribution channel when new versions are launched. In some situations, we receive advance payments from our customers. Revenue associated with these advance payments is deferred until the products are shipped or services are provided. We also reduce revenue by the estimated cost of rebates when products are shipped. Warranty reserves are provided at the time revenue is recognized for the estimated cost of replacing defective products.

We recognize revenue from Internet products and services when that revenue is "earned" based on the nature of the particular product or service. For Internet products and services that are provided over a period of time, revenue is recognized pro rata based on the passage of the contractual time period during which the product or service is to be provided or in accordance with agreed upon performance criteria. However, where the Internet product or service is to be delivered or provided at one point in time, revenue is recognized immediately upon delivery of the product or completion of the service, rather than over time. For example, we earn advertising revenues from third parties that advertise on certain of our websites and contract to run such advertisements for a particular period of time. In that case, the associated advertising revenue is recognized ratably over the contractual time period during which the advertising is to be placed. By contrast, for on-line transactions for which we receive a payment, revenue is recognized upon completion of the transaction, assuming there are no remaining obligations on our part.

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

We defer loan origination revenue and associated incremental direct costs on loans held for sale until the related loan is sold. We recognize gains and losses on loans at the time we sell them, based upon the difference between the selling price and the carrying value of the related loans sold. We recognize loan servicing revenue as the related principal is collected. We recognize interest income on mortgage loans as it is earned, and we recognize interest expenses on related borrowings as we incur them.

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

The following schedule summarizes the estimated fair value of our cash, cash equivalents and short-term investments:

                                          JULY 31,      JANUARY 31,
                                           1999            2000
                                         ---------       ---------
(In thousands; unaudited)

Cash and cash equivalents:
  Cash ...............................   $  56,548       $   9,235
  Money market funds .................     294,190         172,342
  Commercial paper ...................     156,037          40,875
  Municipal bonds ....................      37,455         155,233
  U.S. Government securities .........      10,000              --
                                         ---------       ---------
                                         $ 554,230       $ 377,685
                                         =========       =========
Short-term investments:
  Certificates of deposit ............   $   9,901       $      --
  Commercial Paper ...................          --         103,244
  Corporate notes ....................      19,482           2,932
  Municipal bonds ....................     284,057         312,487
  U.S. Government securities .........      27,713          32,671
  Restricted short-term investments ..     (36,028)        (38,416)
                                         ---------       ---------
                                         $ 305,125       $ 412,918
                                         =========       =========

The estimated fair value of cash equivalents and short-term investments classified by date of maturity is as follows:

                                          JULY 31,      JANUARY 31,
                                           1999            2000
                                         ---------       ---------
(In thousands; unaudited)

Due within one year ..................   $ 735,349       $ 725,909
Due within two years .................     101,784          93,875
Due within three years ...............       1,702              --
Restricted short-term investments ....     (36,028)        (38,416)
                                         ---------       ---------
                                         $ 802,807       $ 781,368
                                         =========       =========

For information about our restricted investments, see Note 8. Realized gains and losses from sales of each type of security were immaterial for all periods presented.

Marketable Securities

As explained in greater detail below, we currently hold several marketable securities that were acquired in connection with strategic business transactions and relationships. Our available for sale marketable securities are carried at fair value and we include unrealized gains and losses, net of tax, in stockholders' equity. We have designated our investment in At Home Corporation ("At Home") as a trading security and fluctuations in the market value of these shares are reported in net income. We held the following marketable securities at July 31, 1999 and January 31, 2000:

                                                          GROSS UNREALIZED
                                                          -----------------       NET REALIZED
                                            COST          GAIN         LOSS           LOSS         FAIR VALUE
                                          --------      --------      -------     ------------     ----------
JULY 31, 1999
(In thousands; unaudited)

  Checkfree Corporation common stock ..   $150,081      $152,177      $    --      $       --      $  302,258
  S1 Corporation common stock .........     49,997            --       16,140              --          33,857
  At Home  common stock ...............    132,060            --           --          36,856          95,204
                                          --------      --------      -------      ----------      ----------
                                          $332,138      $152,177      $16,140      $   36,856      $  431,319
                                          ========      ========      =======      ==========      ==========
JANUARY 31, 2000
(In thousands; unaudited)

  Checkfree Corporation common stock ..   $150,081      $450,245      $    --      $       --      $  600,326
  S1 Corporation common stock .........     49,997        37,922           --              --          87,919
  S1 Corporation options ..............         --       178,874           --              --         178,874
  Mortgage.com, Inc. common stock .....      6,000        13,859           --              --          19,859
  Homestore.com, Inc. common stock ....      3,500        67,639           --              --          71,139
  Quotesmith.com, Inc. common stock ...      6,000         6,971           --              --          12,971
  At Home common stock ................    132,060            --           --          56,978          75,082
                                          --------      --------      -------      ----------      ----------
                                          $347,638      $755,510      $    --      $   56,978      $1,046,170
                                          ========      ========      =======      ==========      ==========

In January 1997, we sold our online banking and bill payment transaction processing business to Checkfree Corporation. We obtained marketable securities in Checkfree as a result of this sale.

We account for the investment in Checkfree as an available-for-sale equity security, which accordingly is carried at market value. Checkfree common stock is quoted on the Nasdaq National Market under the symbol CKFR. The closing price of Checkfree common stock at January 31, 2000 was $59.00 per share. At January 31, 2000, we held 10.2 million shares, or approximately 19.5%, of Checkfree's outstanding common stock.

In May 1999, we purchased 970,813 shares of common stock of Security First Technologies. In November 1999, Security First Technologies changed its name to S1 Corporation ("S1"). We account for the investment in S1 as an available-for-sale-equity security, which accordingly is carried at market value. S1 common stock is quoted on the Nasdaq National Market under the symbol SONE. The closing price of S1 common stock at January 31, 2000 was $90.5625 per share. At January 31, 2000, we held 970,813 shares, or approximately 3.5%, of S1's outstanding common stock. In connection with the above purchase, we also received an option to purchase up to an additional 4,579,187 shares of S1 exercisable at a per share purchase price of $51.50. We account for these options as available-for-sale equity securities, and accordingly the options are carried at market value.

In August 1999, we acquired approximately 3.7 million shares of common stock of Mortgage.com, Inc. ("Mortgage.com") upon conversion of our preferred shares in connection with Mortgage.com's initial public offering. We account for the investment in Mortgage.com as an available-for-sale-equity security, which accordingly is carried at market value. Mortgage.com common stock is quoted on the Nasdaq National Market under the symbol MDCM. The closing price of Mortgage.com common stock at January 31, 2000 was $5.4375 per share. At January 31, 2000, we held 3.7 million shares, or approximately 8.5%, of Mortgage.com's outstanding common stock.

In August 1999, we acquired 729,165 shares of common stock of Homestore.com, Inc. ("Homestore.com") upon conversion of our preferred shares in connection with Homestore.com's initial public offering. We account for the investment in Homestore.com as an available-for-sale-equity security, which accordingly is carried at market value. Homestore.com common stock is quoted on the Nasdaq National Market under the symbol HOMS. The closing price of Homestore.com common stock at January 31, 2000 was $97.5625 per share. At January 31, 2000, we held 729,165 shares, or approximately 1.0%, of Homestore.com's outstanding common stock.

In February 1999, we purchased one million shares of common stock of Quotesmith.com, Inc. ("Quotesmith.com"). We purchased an additional 272,727 shares of Quotesmith.com in August 1999 at the time of its initial public offering. We account for the investment in Quotesmith.com as an available-for-sale-equity security, which accordingly is carried at market value. Quotesmith.com common stock is quoted on the Nasdaq National Market under the symbol QUOT. The closing price of Quotesmith.com common stock at January 31, 2000 was $10.1875 per share. At January 31, 2000, we held approximately 1,272,727 shares, or approximately 6.6%, of Quotesmith.com's outstanding common stock.

In connection with At Home Corporation's acquisition of Excite in May 1999, our shares of Excite were converted into At Home common stock. We have elected to report these converted At Home shares as a trading security. As a result, we are reporting both positive and negative fluctuations in the market value of this stock in net income. At January 31, 2000, we owned approximately 2.1 million shares (or approximately 0.6%) of At Home common stock and reported a realized valuation loss of approximately $20.1 million for these securities for the period between August 1, 1999 and January 31, 2000. The closing price of At Home (symbol ATHM) at January 31, 2000, was $36.0313 per share. The average price of At Home between August 1, 1999 and January 31, 2000 was $41.49 per share.

Checkfree, At Home, S1, Mortgage.com, Homestore.com and Quotesmith.com are high technology companies whose stocks are subject to substantial volatility. Accordingly, it is possible that the market price of one or more of these companies' stocks could decline substantially and quickly, which could result in a material reduction in the carrying value of these assets.

Lines of Credit

For lines of credit we estimate fair value based on the discounted value of contractual cash flows using interest rates currently in effect for similar maturities and collateral requirements. The carrying amount of these lines of credit approximates their estimated fair values since all of the borrowings have variable interest rates that approximate current market interest rates for similar types of lines of credit and are due upon demand. We held the following lines of credit at July 31, 1999 and January 31, 2000.

                                       JULY 31, 1999            JANUARY 31, 2000
                                    CARRYING       FAIR       CARRYING        FAIR
                                     AMOUNT        VALUE       AMOUNT         VALUE
                                     -------      -------      -------       --------
Lines of credit....................  29,896       30,000       3,283         3,291

Mortgage Loans

We carry mortgage loans at estimated realizable value, and we estimate their fair value using quoted market prices for similar loans, adjusted for differences in loan characteristics, including credit quality. The carrying amount of accrued interest receivable approximates the assets' fair value. We held the following mortgage loans and lines of credit at July 31, 1999 and January 31, 2000.

                                       JULY 31, 1999            JANUARY 31, 2000
                                    CARRYING       FAIR       CARRYING        FAIR
                                     AMOUNT        VALUE       AMOUNT         VALUE
                                     -------      -------      -------       --------
Mortgage loans.....................  $84,983      $86,021      $38,386       $ 39,183

Carrying amounts at July 31, 1999 and January 31, 2000 include an allowance for credit losses of $1.3 million and $0.4 million, respectively.

As of July 31, 1999 and January 31, 2000, there were approximately $1.8 million and $0.5 million, respectively of mortgage loans that were greater than 90 days past due.

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

Goodwill and purchased intangible assets consisted of the following:

                                                   LIFE IN            NET BALANCE AT
                                                    YEARS    JULY 31, 1999   JANUARY  31, 2000
                                                   -------   -------------   -----------------
   (In thousands; unaudited)

   Goodwill..................................        3-5       $383,102           $416,874
   Customer lists............................        3-5         66,934             67,535
   Covenants not to compete..................        3-5          2,492              5,985
   Purchased technology......................        1-5         17,751             14,970
   Assembled workforce.......................        2-5          3,972              3,428
   Trade names and logos.....................       1-10          6,900              5,357

Balances presented above are net of total accumulated amortization of $210.1 million and $289.5 million at July 31, 1999 and January 31, 2000, respectively.

Concentration of Credit Risk

Intuit operates in an industry which is highly competitive and rapidly changing. Many circumstances could have an unfavorable impact on Intuit's operating results. Examples include significant technological changes in the industry, changes in customer requirements or the emergence of competitive products or services with new capabilities.

We are also subject to risks related to our significant balances of short-term investments, marketable securities and trade accounts receivable. At January 31, 2000, we held shares of Checkfree common stock representing approximately 19.5% of Checkfree's outstanding common stock. We also held approximately 0.6% of At Home's common stock, 3.5% of S1's outstanding common stock, 8.5% of Mortgage.com's outstanding common stock, 1.0% of Homestore.com's outstanding common stock and 6.6% of Quotesmith.com's outstanding common stock. If there is a permanent decline in the value of these securities below cost, we will need to report this decline in our statement of operations. Fluctuations in the market value of our shares in At Home are treated as realized gains and losses in our statement of operations on an ongoing basis, since this investment is treated as a trading security.

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

Recent Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Implementation is required for fiscal years beginning after June 15, 2000. Upon adoption, we will report transition adjustments in net income or other comprehensive income, as appropriate, reflecting the effect of a change in accounting principle. We have not yet determined whether adoption of FAS 133 will have a material impact on our consolidated financial position, results of operations, or cash flows.

Reclassifications

Certain previously reported amounts have been reclassified and restated to include the results of our Rock and Title Source subsidiaries acquired on December 8, 1999. Certain other previously reported amounts have been reclassified to conform to the current presentation format.

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

The components of comprehensive net income, net of tax, are as follows:

                                                     SIX MONTHS ENDED JANUARY 31,
                                                     ----------------------------
                                                        1999            2000
                                                     ---------       ---------
    (In thousands; unaudited)

    Net income (loss) ............................   $  48,230       $  (8,569)
    Unrealized gain on marketable securities .....     371,342         371,684
    Change in cumulative translation adjustment ..      (4,052)         (1,157)
                                                     ---------       ---------
    Comprehensive net income .....................   $ 415,520       $ 361,958
                                                     =========       =========

4.  ACQUISITIONS

On May 3, 1999, we completed our acquisition of Computing Resources, Inc. ("CRI"), a Reno, Nevada-based provider of payroll services for a combination of cash and Intuit stock. CRI is one of the country's largest payroll services companies and a leader in providing payroll services to small businesses. The purchase price for privately-held CRI was approximately $200 million, consisting of approximately $100 million cash and approximately $25 million of Intuit stock that was paid at closing, and $75 million in cash to be paid in three annual installments of $25 million each beginning in May 2000. We accounted for the acquisition of CRI as a purchase for accounting purposes and allocated approximately $187 million to identified intangible assets and goodwill. These assets are being amortized over a period of three to five years. The following table shows pro forma net revenue, net loss from continuing operations and diluted net loss per share from continuing operations of Intuit and CRI as if we had acquired CRI at the beginning of fiscal 1999:

                                                                SIX MONTHS
                                                          ENDED JANUARY 31, 1999
                                                          ----------------------
                                                                           AS
                                                          PRO FORMA     REPORTED
                                                          ---------     --------
    (In thousands, except per share data; unaudited)

    Net revenue .......................................   $528,280      $510,614
    Net income ........................................     32,523        48,230
    Diluted net income per share ......................   $   0.17      $   0.25

On November 30, 1999, we completed the purchase of all of the outstanding common stock of Turning Mill Software, Inc. ("Turning Mill") for approximately $22 million in stock. Turning Mill is a developer of software and web based products based in Acton, Massachusetts. We accounted for the acquisition of Turning Mill as a purchase for accounting purposes and allocated approximately $22 million to identified intangible assets and goodwill. These assets are being amortized over periods of three to five years.

On December 8, 1999, we completed the purchase of all of the outstanding shares of Rock Financial Corporation ("Rock") for approximately 8.6 million shares of Intuit common stock. Rock is a provider of consumer mortgages and is based in Michigan. In connection with the acquisition, Intuit assumed all of Rock's outstanding employee stock options, which were converted into options to purchase approximately 1.2 million shares of Intuit common stock. In a related transaction, Intuit also completed the acquisition of Title Source, Inc., an affiliate of Rock, for approximately 150,000 shares of Intuit stock. Title Source provides title insurance and escrow services to real estate agents, lenders, attorneys, corporations and homeowners. We accounted for the acquisitions of Rock and Title Source as a pooling of interests for accounting purposes and have restated all previously reported amounts to reflect the effect of the pooling.

5.  BORROWINGS

We have two lines of credit. Advances under the first line of credit are based on a formula computation, with interest due monthly. Advances are due on demand and are collateralized by residential first and second mortgages. Advances may be drawn for working capital and sub-prime, high loan-to-value and conventional prime mortgage loans. Interest rates are variable and are based on the federal funds rate and prime rate, depending on the type of advance. The interest rates in effect at July 31, 1999 and January 31, 2000 were 6.29% and 6.83%, respectively. The weighted average interest rates for the year ended July 31, 1999 and quarter ended January 31, 2000 were 6.45% and 6.58%, respectively.

Our second line of credit currently provides for up to $50 million principal amount of demand loans secured by mortgage loans and other assets. Loans interest at rates that vary depending on the type of underlying loan, and the loans are subject to sublimits, advance rates and warehouse terms that vary depending on the type of underlying loan. The interest rates in effect at July 31, 1999 and January 31, 2000 were 6.37% and 6.96%, respectively, while the weighted average interest rates for the three month periods ended July 31, 1999 and January 31, 2000 were 5.92% and 6.64%, respectively. We are required to maintain a minimum tangible net worth and to satisfy other financial covenants, as outlined in the line of credit agreements. We were in compliance with the requirements as of July 31, 1999 and January 31, 2000.

Our reverse repurchase agreement entered into in 1997 provides that the lender will purchase from us, subject to our agreement to repurchase on a specified date, up to $200 million of conventional prime and sub-prime mortgage loans at par, as of January 31, 2000. Loans subject to purchase are fixed and adjustable rate, fully-amortizing first or junior lien residential mortgage loans and home equity loans that comply with our origination guidelines and conform to whole-loan sale requirements. The reverse repurchase agreement is not a committed facility and the lender may elect to discontinue the repurchase agreement at any time. The terms of the financing under the repurchase agreement mature and may be renewed on a daily basis. In any event, the arrangement terminates in March 2000. Interest rates are variable and are based on the London Interbank Offered Rate, depending on the type of advance. The interest rate in effect at July 31, 1999 was 5.75%. The weighted average interest rate for the year ended July 31, 1999 was 5.92%. There were no borrowings on this line for the quarter ended January 31, 2000.

Drafts payable represent funds advanced for mortgages originated which have not yet been drawn against the lines of credit.

6.   OTHER ACCRUED LIABILITIES

                                                         JULY 31,     JANUARY 31,
                                                           1999          2000
                                                         --------     -----------
    (In thousands; unaudited)

    Reserve for returns and exchanges ................   $ 73,955      $ 96,372
    Future payments due for CRI acquisition ..........     66,314        68,313
    Other acquisition and disposition related items ..     10,824        12,341
    Rebates ..........................................     18,002        34,204
    Post-contract customer support ...................      3,418        11,289
    Other accruals ...................................     29,359        49,241
                                                         --------      --------
                                                         $201,872      $271,760
                                                         ========      ========

7.  SEGMENTED INFORMATION

Intuit has adopted Statement of Financial Accounting No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131"). SFAS 131 establishes standards for the way in which public companies disclose certain information about operating segments in the Company's financial reports. Consistent with SFAS 131, we have determined our operating segments based on factors such as how our operations are managed and how results are viewed by management. Since Internet-based revenues and expenses cut across all of our business divisions, we do not report results of our Internet-based businesses as a separate business segment in our financial statements. Instead, each of our business divisions reports Internet-based revenues and expenses that are specific to its operations and are included in its results. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Intuit does not track assets by operating segments. Consequently, we do not disclose assets by operating segments. The following unaudited results are broken out by our operating segments for the six month periods ended January 31, 1999 and 2000:

SIX MONTHS ENDED
JANUARY 31, 1999
                                SMALL     CONSUMER
                              BUSINESS     FINANCE       TAX   INTERNATIONAL
(In thousands; unaudited)     DIVISION    DIVISION    DIVISION    DIVISION      OTHER(1)    CONSOLIDATED
                              --------    --------    -------- -------------   ---------     ---------
Net revenue ................  $131,961    $134,269    $209,358    $ 35,026     $      --       510,614
Segment operating
income / (loss) ............    38,925      19,210      98,415      (6,263)           --       150,287
Common expenses ............        --          --          --          --       (54,145)      (54,145)
                              --------    --------    --------    --------     ---------     ---------
Sub-total operating
income (loss) ..............    38,925      19,210      98,415      (6,263)      (54,145)       96,142
                              --------    --------    --------    --------     ---------     ---------
Gains/(losses)
on marketable securities ...        --          --          --          --        10,088        10,088
Acquisition costs ..........        --          --          --          --       (45,633)      (45,633)
Reorganization costs .......        --          --          --          --        (2,000)       (2,000)
Interest income/expense
and other items ............        --          --          --          --         7,298         7,298
                              --------    --------    --------    --------     ---------     ---------
Net income (loss)
before tax .................  $ 38,925    $ 19,210    $ 98,415    $ (6,263)    $ (84,392)    $  65,895
                              ========    ========    ========    ========     =========     =========

SIX MONTHS ENDED
JANUARY 31, 2000
(In thousands;
unaudited)

Net revenue ................  $216,912    $140,659    $196,844    $ 48,012     $      --     $ 602,427
Segment operating
income/(loss) ..............    70,007      10,238      68,581       4,383            --       153,209
Common expenses ............        --          --          --          --       (68,830)      (68,830)
                              --------    --------    --------    --------     ---------     ---------
Sub-total operating
income (loss) ..............    70,007      10,238      68,581       4,383       (68,830)       84,379
                              --------    --------    --------    --------     ---------     ---------
Gains/(losses)
on marketable securities ...        --          --          --          --       (20,110)      (20,110)
Acquisition costs ..........        --          --          --          --       (89,539)      (89,539)
Reorganization costs .......        --          --          --          --        (3,500)       (3,500)
Interest income/expense
and other items ............        --          --          --          --        15,465        15,465
                              --------    --------    --------    --------     ---------     ---------
Net income (loss)
before tax .................  $ 70,007    $ 10,238    $ 68,581    $  4,383     $(166,514)    $ (13,305)
                              ========    ========    ========    ========     =========     =========

(1) Reconciling items include acquisition and other common costs not allocated to specific segments.

8.  NOTES PAYABLE AND COMMITMENTS

In March 1997, our Japanese subsidiary, Intuit KK, entered into a three-year loan agreement with Japanese banks for approximately $30.3 million used to fund its acquisition of Nihon Micom. The loan is denominated in Japanese yen and is therefore subject to foreign currency fluctuations when translated to U.S. dollars for reporting purposes. The interest rate is variable based on the Tokyo inter-bank offered rate or the short-term prime rate offered in Japan. At January 31, 2000, the rate was approximately 0.6%. The fair value of the loan approximates cost as the interest rate on the borrowings is adjusted periodically to reflect market rates (which are currently significantly lower in Japan than in the United States). We have guaranteed the loan and pledged approximately $38.4 million, or 110% of the loan balance, of short-term investments to be restricted as security for the borrowings at January 31, 2000. We are obligated to pay interest only until March 2000. We are currently refinancing this debt for another one-year term.

9.  INCOME TAXES

Intuit computes the provision (benefit) for income taxes by applying the estimated annual effective tax rate to recurring operations and other taxable items. Our effective tax rate differs from the federal statutory rate primarily because of tax credits, tax exempt interest income, state taxes and certain foreign losses.

10. LITIGATION

Intuit was a defendant in two consolidated class action lawsuits (one in California and one in New York) which alleged that certain of its Quicken products have on-line banking functions that are not Year 2000 compliant. With respect to the California litigation, on October 13, 1999 the court dismissed the case without leave to amend. The only remaining issue relates to a potential award of attorneys' fees to the plaintiffs. On December 1, 1999, the court granted our motion to dismiss all the New York actions with prejudice. Although plaintiffs filed a Notice of Appeal, they failed to perfect the appeal. Accordingly, this case is also now over.

In addition, a suit was filed in the Contra Costa County, California Superior Court by an individual consumer against various retailers, including Circuit City Stores, CompUSA, Fry's Electronics, Office Depot, The Good Guys and others, alleging that these retailers have sold software and hardware products which are not Year 2000 compliant, including at least one product published by Intuit. One of the defendants in this action, Fry's Electronics, filed a cross-complaint against various software publishers and hardware manufacturers, including Intuit, asserting a claim for indemnity in the main action. In September 1999, Fry's Electronics reached a settlement with the plaintiffs. All the cross defendants, including Intuit, then filed a demurrer to the cross-complaint. On December 7, 1999 the court granted the demurrer and dismissed the case without leave to amend. If Fry's Electronics does not appeal this ruling by April 4, 2000, this lawsuit against Intuit will also be over.

On March 3, 2000 a class action lawsuit, Bruce v. Intuit Inc., was filed in the United States District Court, Central District of California, Eastern Division. On March 8, 2000 a virtually identical lawsuit, Rubin v. Intuit Inc., was filed in the United States District Court, Southern District of New York. Both actions claim that private customer information entered into Intuit's Quicken.com website was intentionally and secretly disclosed to third-party advertisers. The two lawsuits allege identical causes of actions for invasion of privacy and violations of federal statutes related to electronic communications. The lawsuits seek injunctive relief, an order to disgorge profits related to the alleged acts, and statutory and other damages. As of March 10, 2000, neither lawsuit had been served on Intuit.

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

11. RELATED PARTY TRANSACTIONS

As of January 31, 2000, we held approximately 19.5% of Checkfree's outstanding common stock. In exchange for providing connectivity between Checkfree's bill payment processing service and our Quicken products, we reported revenues of $1.3 million and $2.4 million from Checkfree for the three and six-months ended January 31, 1999 and $1.8 million and $3.6 million for the three and six-months ended January 31, 2000, respectively. We held receivables due from Checkfree for $0.1 million and $2.3 million at July 31, 1999 and January 31, 2000, respectively.

As of January 31, 2000, we held a 49% non-voting equity interest in Venture Finance Software Corp. ("VFSC"). We have entered into agreements with VFSC to provide them with services related to ongoing development of Web-oriented finance products and services. We have an option to purchase the equity interests of the other investors in VFSC between May 4, 2000 and May 4, 2002, at a price to be determined by a formula. We held a receivable due from VFSC for $6.7 million and $10.6 million at July 31, 1999 and January 31, 2000, respectively.

12. SUBSEQUENT EVENTS

On February 18, 2000 we sold 3.0 million shares of Checkfree common stock at a price of $90 per share and on March 2, 2000 we sold 2.5 million shares of Checkfree common stock at a price of $92 per share. Gross proceeds from these transactions were $500 million. These divestitures reduced our ownership in Checkfree to 4.7 million shares or approximately 9% of Checkfree's outstanding stock.

On February 29, 2000, Verisign, Inc. ("Verisign") acquired all of the outstanding securities of privately-held Signio, Inc. ("Signio"). We held an investment in Signio, and in exchange for our investment, we will receive approximately 194,000 common shares of Verisign (representing less than 1% of the outstanding common stock of Verisign subsequent to the acquisition). On February 29, 2000, the closing stock price of Verisign was $253 per share.

--------------------------------------------------------------------------------

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


CAUTIONS ABOUT FORWARD LOOKING STATEMENTS AND INVESTMENT CONSIDERATIONS

This Form 10-Q contains forward-looking statements about events and circumstances that have not yet occurred. For example, statements with words like "expect," "anticipate," or "believe" and statements in the future tense, are forward-looking statements. Investors should be aware that actual results may differ materially from our expectations because of risks and uncertainties about the future. We will not necessarily update information in this Form 10-Q if any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect our future results and performance include, but are not limited to the following:

- Our revenue and earnings are highly seasonal and our quarterly and annual financial results fluctuate significantly.

- We face intense competition from many companies in all of our business areas.

- Competition in the personal tax preparation software business is particularly intense, with Microsoft having entered the market during the 1999 tax season. We are seeing increasing price competition during the remainder of the tax season (including free products from Microsoft), and this could have a material negative impact on revenue, profitability and market position for our personal tax business.

- In our online mortgage and insurance businesses, we face competition from many newly public companies that have a narrower business focus, increasing financial resources and less demanding earnings expectations.

- We must continue to establish and maintain important distribution relationships for our Internet-based products and services and successfully market and promote these products and services.

- We must maintain high reliability for our server-based Web services. In particular, our web-based tax preparation and electronic filing services must handle extremely heavy customer demand during the peak tax season.

- If we fail to provide responsive customer service and technical support, we could lose customers.

- Our Internet businesses face risks relating to customer privacy and security and increasing regulation.

- Our Internet businesses require significant research and development and marketing expenditures.

- Page views and reach statistics for our Quicken.com site can vary significantly from month to month due to seasonal trends, site performance, the timing of launches, competitors' activities and other factors. Adverse changes in page view and reach statistics could adversely affect our ability to earn advertising revenue from our Quicken.com site.

- In order to succeed in the payroll services business, we must continue to improve the integration of the operations of our payroll processing subsidiary, streamline customer activations for our online payroll processing service and focus our traditional payroll service on existing distribution channels.

- The technology and services of certain alliances for our QuickBooks Internet Gateway initiative still need to be completed and integrated with QuickBooks, and are subject to risks and uncertainties involved in the product development process, including technological difficulties, possible delays, and availability of financial resources. Significant delays in implementing key services, or failure to implement, could delay or eliminate our ability to recognize contractually committed revenues.

- The anticipated benefits of certain proposed small business services to Intuit (including the Site Builder website creation tool, Site Solutions services and QuickBooks Internet Gateway services) will depend on a number of variables, including the rate at which customers upgrade to QuickBooks 2000 and future versions of the product, customer acceptance of new and proposed services, and, the level of satisfaction of third party participants.

- The success of the small business alliances will depend on establishing and maintaining a number of important business relationships, and there can be no assurance that key relationships will continue.

- Our Tax and Quicken Internet Gateway initiatives, and related new services to be offered in these areas, are in very early stages. Success of these initiatives will depend on establishing and maintaining business relationships with key participants and completing necessary technology development and integration, as well as achieving broad customer acceptance of the services to be offered.

- We offer electronic bill payment and bill presentment services, and the My Finances web-based personal finance management service, through licensing arrangements with a joint venture in which we are a participant. The success of these services for Intuit will depend on a number of factors, including timely and cost-effective completion of ongoing development efforts, customer and biller adoption and participation rates, and the status of the relationship with the joint venture. Intuit has an option to purchase the interests in the joint venture that it does not currently own between May 2000 and May 2002, at a formula-driven price that could exceed $100 million. If we do not exercise the purchase option, our rights to use the technology developed by the joint venture will be subject to future negotiation.

- We face increasing competition for access to retail and OEM distribution channels.

- The integration of acquired companies poses ongoing operational challenges and risks. In addition, our recent acquisitions have resulted in significant acquisition-related expenses.

- Our mortgage business is subject to interest rate fluctuations, and the impact of interest rates on Intuit's operating results has become more significant since the acquisition of Rock Financial was completed.

-    Our recent acquisition
     of Rock Financial could have a negative impact on Intuit's relationships with other lenders that participate in the online mortgage service.

-    We hold investments that have been very volatile.

Additional information about factors that could affect future results and events is included in our fiscal 1999 Form 10-K/A and other reports filed with the Securities and Exchange Commission.

OVERVIEW

Intuit's mission is to revolutionize the way individuals and small businesses manage their finances. As we execute our mission, we have embarked on a strategy to greatly expand the world of electronic finance. "Electronic finance" encompasses three types of products and services: (1) desktop software products, such as Quicken(R), QuickBooks(R) and Quicken TurboTax(R), that operate on customers' personal computers to automate financial tasks; (2) online products and services, such as Quicken.com(SM), QuickenLoans(SM), QuickenInsurance(SM) and Quicken TurboTax for the Web(SM), that are delivered via the Internet; and
(3) products and services, such as QuickBooks Online Payroll(SM) service, that connect Internet-based services with desktop software to enable customers to integrate their financial activities. Our revenues come primarily from the United States, Japan, Canada and the United Kingdom, through retail distribution channels, direct customer sales and via the Internet.

While desktop software and related products and services now provide most of our revenue, our Internet-based revenue is growing rapidly. For the three months ended January 31, 2000, Internet-based revenues grew by approximately 162% compared to the same period last year and accounted for approximately 21% of total revenue in the quarter ended January 31, 2000, compared to approximately 10% in the prior year quarter. We use the term Internet-based revenue to include revenue from both Internet-enabled products and services as well as revenue from electronic distribution. Internet products and services include activities where the customer realizes the value of the goods or services directly on the Internet or an Intuit server. Internet product revenues include, for example, advertising revenues generated on our Quicken.com website, online tax preparation and electronic tax filing revenues, online payroll service revenue and transaction and processing fees from our online insurance and online mortgage services. Electronic distribution includes revenues generated by electronic ordering and/or delivery of traditional desktop software products and financial supplies. We also use the Internet to host our technical support website where we can quickly and cost-effectively provide patches for product bugs and provide customers with answers to frequently asked questions.

While we believe that the Internet provides an opportunity to increase revenue in fiscal 2000, we also anticipate continued increases in spending in an effort to capitalize on new business opportunities. In particular, we continue to expect increased research and development expenses due to investments in Internet-based initiatives. We also anticipate increased selling and marketing expenses related to these initiatives and because of more intense competition in the personal tax market during fiscal 2000. While we have made significant progress in our Internet-based businesses, investors should be aware many of these businesses are in their initial stages, and are not yet generating significant revenue or profit. Since Internet-based revenues and expenses cut across all of our business divisions, we do not report results of our Internet-based businesses as a separate business segment in our financial statements. Instead, each of our business divisions reports Internet-based revenues and expenses that are specific to its operations and are included in its results.

Our business is highly seasonal. Sales of tax products are heavily concentrated from November through March. Sales of consumer finance and small business products are typically strongest during the year-end holiday buying season, and therefore our major product launches usually occur in the fall to take advantage of this customer buying pattern. These seasonal patterns mean that revenue is usually strongest during the quarters ending January 31 and April 30. We experience lower revenues for the quarters ending July 31 and October 31, while our operating expenses to develop and manage products and services continue to be incurred at relatively consistent levels during these periods. These seasonal trends can result in significant operating losses, particularly in the July 31 and October 31 quarters when our revenues are lower. Operating results can also fluctuate for other reasons, such as changes in product release dates, non-recurring events such as acquisitions and dispositions, and product price cuts in quarters that have relatively high fixed expenses. Acquisitions and dispositions in particular can have a significant impact on the comparability of both our quarterly and yearly results, and acquisition-related expenses have had a negative impact on earnings.

RESULTS OF OPERATIONS

Set forth below are certain consolidated statements of operations data for the three and six-month periods ended January 31, 1999 and 2000. Investors should note that results for the three and six-month periods ended January 31, 2000 include activity for our CRI subsidiary, which was acquired in May 1999. The corresponding year ago periods did not include results for CRI (see Note 4). Results for all periods include results for Rock Financial Corporation, which we acquired in December 1999. The acquisition of Rock has been accounted for as a pooling of interests, so all prior periods have been restated to reflect combined results of Rock and Intuit. The inclusion of Rock's results in the comparison periods for both fiscal 1999 and fiscal 2000 had a significant impact on our financial results. Rock's revenue declined approximately 50% between the comparison periods, due to Rock's transition from a traditional mortgage business to an online mortgage business and the closing of the majority of their traditional mortgage branch offices, as well as rising interest rates. Although Rock's operating expenses decreased in absolute dollars between the comparison periods, they increased significantly as a percentage of revenue and resulted in operating losses for Rock during the fiscal 2000 comparison periods (compared to operating profits in the fiscal 1999 periods), which partially offset growth in operating income for our other businesses as a whole.

Since the business of selling software and related services is considerably different from our supplies business, we break them out separately for financial reporting purposes.

NET REVENUE

                                     Three Months Ended January 31,     Six Months Ended January 31,
                                        1999     Change      2000       1999     Change       2000
                                      ----------------------------     ----------------------------
(Dollars in millions; unaudited)

Software and other ................   $ 344.1     14%      $ 392.7     $ 457.4     18%      $ 541.7
% of revenue ......................       92%                  92%         90%                  90%

Supplies ..........................   $  29.6     11%      $  32.8     $  53.2     14%      $  60.7
% of revenue ......................        8%                   8%         10%                  10%

Total .............................   $ 373.7     14%      $ 425.5     $ 510.6     18%      $ 602.4

The following revenue discussion is categorized by our business divisions, which is how we examine results internally. Our domestic supplies business is considered a part of our small business division while the international supplies business is considered part of our international division (see Note 7).

Small Business Division. Small business division revenues come primarily from the following sources:

           -  QuickBooks product line
           -  Supplies products (including checks, envelopes and invoices)
           -  Payroll services
           -  Support fees for the QuickBooks Support Network

Overall, revenue for the division was up 63% and 64% for the three and six-month periods ended January 31, 2000, respectively, compared to the same periods a year ago. The increases were primarily a result of revenue growth for our QuickBooks products. In addition, CRI (acquired in May 1999) and our QuickBooks Online Payroll Service (launched in October 1998) contributed to revenues during the three-month and six-month periods ended January 31, 2000, but did not account for material revenue in the three and six-month periods ended January 31, 1999.

Though they are a smaller component of small business division revenues, tax tables service revenue and revenue from our QuickBooks Support Network also grew in the three and six-month periods ended January 31, 2000 compared to the same periods a year ago.

We launched our most recent version of QuickBooks (QuickBooks 2000) in December 1999. The increased revenue from our QuickBooks product line was attributable to increased unit sales, as well as an increase in the average selling prices of the QuickBooks product driven by consumer preferences toward higher priced, greater functionality products. We believe a significant number of customers may have upgraded earlier than they otherwise may have, due to Year 2000 concerns. Accordingly, we expect that some of the fiscal 2000 second quarter strength in QuickBooks revenue is a shift from the second half of the year, and we expect the revenue growth rate to decline significantly as the year progresses.

QuickBooks 2000 features the QuickBooks Internet Gateway platform of connected and integrated electronic services, that is designed to offer small businesses direct access to services from third parties, such as electronic postage and merchant account services, that can help them more easily and efficiently manage their business. It also features QuickBooks Site Builder, a new web site creation and domain name registration tool that enables small businesses to quickly establish a presence on the Web. Although these new features are strategically important for Intuit, it is too early to tell how successful these services will be, or the extent to which they will generate increasing demand for QuickBooks 2000.

Domestic supplies revenues, which are part of the small business division, grew by 11% and 14% for the three and six-month periods ended January 31, 2000 as a result of our increasing base of small business customers who use QuickBooks and Quicken. In addition, in August 1999, we began charging for shipping and handling for domestic supplies shipments which also contributed to our domestic supplies revenue.

We offer different types of payroll services. Our QuickBooks Online Payroll service, which is integrated with our QuickBooks products, handles all aspects of payroll processing with our CRI subsidiary providing the processing services. CRI also continues to provide traditional payroll processing services for its customer base. We also offer QuickPayroll, a subscription-based payroll service for customers who do not use QuickBooks, as well as a payroll tax table subscription service for small business customers that need current tax tables to prepare their own payroll. While the payroll processing business provides us with a significant opportunity to generate revenue, there are business risks associated with the payroll processing business and the continued integration of CRI into our existing business model. For example, if we are unable to provide accurate and timely payroll information, cash deposits or tax return filings, that failure could be costly to correct and may have a significant negative impact on our ability to attract and retain customers, who have a low tolerance for payroll processing errors. Our ability to successfully operate CRI will depend in part on retaining their existing customers and maintaining relationships with certain banks and other third parties who we will rely on to retain existing customers and attract new customers outside of our QuickBooks customer base. If we are unable to do so, it could result in a negative impact on our consolidated results. While the customer base for the QuickBooks Online Payroll service continues to expand, the service is not yet generating material revenues and we must continue to focus on streamlining the customer activation process.

Tax Division.  Tax division revenues come primarily from the following sources:

           - Quicken TurboTax and MacInTax personal desktop tax preparation products
           - Professional tax preparation products (ProSeries and Lacerte product lines)
           - Quicken TurboTax for the Web electronic tax preparation services and electronic filing services

Overall, tax division revenues for the three and six-months ended January 31, 2000 declined by 8% and 6% respectively, compared to the same periods last year. The declines in revenue were due primarily to an aggressive marketing and pricing strategy for Quicken TurboTax in response to a very competitive market for desktop personal tax software. We lowered average selling prices, and we also bundled electronic filing and state tax products with certain versions of Quicken TurboTax, which required us to defer recognition of approximately $30 million of revenue from the second quarter to the remainder of the fiscal year. While we have experienced significant unit sales growth for the quarter ended January 31, 2000, we continue to experience extreme pricing pressures from both H&R Block's aggressively priced TaxCut product and from Microsoft's TaxSaver product, including free product offerings from Microsoft. The increased competition has resulted in lower average selling prices in response to these pricing pressures.

It is currently too early to predict the final level of demand for the Quicken TurboTax product line through our retail distribution channels. Although the number of units sold is currently higher in the current fiscal year to date compared to the same period a year ago, revenue is lower due to lower average selling prices. We expect our reserves for returned products will be adequate to cover retailers' returns of unsold products during the next three quarters, though higher than expected returns could have a negative impact on revenue for the season. Because of these and other uncertainties, revenues and operating results for this tax season will be unknown until late in the fiscal year.

We have experienced significantly higher revenues and volume for Quicken TurboTax for the Web and for electronic filing compared to last year, as an increasing number of customers gain Internet access and become more accustomed to processing transactions on-line. We expect that as the tax filing deadline nears, we may experience a dramatic increase in demand for both Web tax preparation and electronic filing services. To deal with the expected increases in demand, we have increased our capacity and have developed a contingency plan to provide additional capacity if necessary. However, the exact level of demand is very difficult to predict, and we could experience significant negative financial and public relations consequences if our capacity to serve our web tax preparation and electronic filing customers is insufficient during the peak filing period, or if the service is unavailable for other reasons such as technical difficulties at our data center. We have not experienced any service interruptions thus far in the current tax filing season. However, we did have some interruptions in our electronic filing services in February 1999 and on April 11-12, 1999. Although we do not believe those service outages prevented customers from completing and filing their returns in a timely manner, or posed a risk that customer data would be lost or corrupted, we did experience negative publicity.

Revenues for our professional tax (ProSeries) products and products from our Lacerte subsidiary increased by 10% for the three and six-month periods ended January 31, 2000 compared to the same periods last year. This growth is attributable to a combination of a continued shift to higher priced products and growth in our customer base due in part to our acquisitions of Compucraft and TaxByte during 1999. In addition, we continue to experience a high customer renewal rate.

Consumer Finance Division. Consumer finance division revenues come primarily from the following sources:

           -  Quicken product line
           - Advertising and sponsorship fees from the consumer areas of our Quicken.com website
           - Implementation, marketing and transaction fees from financial institutions (including marketspace participants) providing services through Quicken and Quicken.com
           - On-line consumer mortgage placement and servicing fees through QuickenLoans

Overall, consumer finance division revenues were up 9% and 5% for the three and six-month periods ended January 31, 2000 compared to the same periods a year ago. The increases are due primarily to strong revenue growth for our Quicken product line and growth in Internet-based revenues, offset in part by a significant decline in revenues for Rock's mortgage business from the year-ago periods. Quicken revenue increased compared to the same periods of the prior year primarily due to strong consumer demand resulting from aggressive retail promotions with our tax products and lower than expected product rebate redemptions related to Quicken 99. We believe some customers may have upgraded during the second quarter, due to Year 2000 concerns. Accordingly, some of the fiscal 2000 second quarter strength in Quicken revenue may be a shift from the third quarter, and we expect the revenue growth rate may decline as the year progresses.

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

Consumer division revenue growth also benefited from an increase in certain Internet-based revenue compared to the same periods last year. This increase was largely due to higher advertising, sponsorship and transaction-related revenue through Quicken.com and Quicken. However, revenue growth was not uniform across all of our Internet product and service offerings in the Consumer division. For example, advertising revenue from our Quicken.com site has grown relatively rapidly. However, revenue from QuickenLoans was substantially lower than in the same periods a year ago. QuickenLoans now encompasses Intuit's online mortgage business as well as the online and traditional mortgage businesses of Rock Financial, which we acquired in December 1999. The decline in mortgage revenue was primarily due to Rock's decision to close many of its traditional mortgage branch offices in order to focus resources on Internet-based lending, as well as increasing interest rates. Growth in mortgage transaction fees may continue to be adversely impacted if interest rates continue to rise, and as we continue to phase out Rock's traditional mortgage business. In addition, the acquisition of Rock will continue to result in new business risks and integration challenges common in all acquisitions. For example, our ability to successfully facilitate the application, approval, and closing process in loan applications on a timely basis will have a significant impact on our ability to attract customers to the service. Our ability to successfully operate Rock will depend in part on maintaining relationships with certain banks and other third parties who we will rely on to provide access to capital, and later, service the loans. If we are unable to do so, it could have a negative impact on our consolidated results.

The rapid growth we've experienced in our Internet products and services has been generated in part by collaborating with third party online service and content providers such as At Home Corporation (doing business as "Excite@Home") and AOL, which have helped to increase traffic to our Quicken.com website. The Excite@Home agreement calls for us to share revenue generated from our Quicken.com site and the AOL agreement calls for us to make significant guaranteed payments to AOL over the term of the agreement. While the Internet provides a significant opportunity for revenue growth, our financial commitments to these and other third party providers are significant and we must continue to increase traffic and revenue in order for our Internet businesses to become profitable. Our ability to maintain important relationships with Internet portals, distributors and content providers will also have an impact on traffic and revenues. If our website traffic and revenue expectations aren't met, there could be a significant negative impact on our operating results.

International Division. International division revenues come primarily from the following sources:

           -  Japanese QuickBooks and other small business products
           -  Canadian Quicken, QuickBooks and Tax products
           -  German Quicken, QuickBooks and Tax products
           -  United Kingdom Quicken and QuickBooks products

In addition to the above, we also operate in smaller European, Asian and Latin American markets. Overall, international division revenues increased 37% for the three and six-month periods ended January 31, 2000 compared to the same periods last year. This increase is a result of stronger sales of Quicken and QuickBooks in both Canada and the U.K., higher sales of the Yayoi small business product in Japan, and favorable currency fluctuations in Japan. Partially offsetting these increases were declines in revenues, but increased profitability in

Germany due to a shift in our business model from direct participation in the market to a third party distribution arrangement.

COST OF GOODS SOLD

                                       Three Months Ended January 31,    Six Months Ended January 31,
     (Dollars in millions; unaudited)     1999    Change      2000       1999      Change      2000
                                         --------------------------     ----------------------------
       Product ....................      $ 70.2     33%      $ 93.1     $ 109.2     37%      $ 149.5
       % of revenue ...............         19%                 22%         21%                  25%

       Amortization of purchased ..      $  1.9     32%      $  2.5     $   3.7     32%      $   4.9
       software & other
       % of revenue ...............          1%                  1%          1%                   1%

       Total ......................      $ 72.1     33%      $ 95.6     $ 112.9     37%      $ 154.4
       % of revenue ...............         19%                 22%         22%                  26%

There are two components of cost of goods sold. The largest is the direct cost of manufacturing and shipping products and offering services. The second component is the amortization of purchased software, which is the cost of products obtained through acquisitions. Total cost of goods sold increased to 22% and 26% of revenue for the three and six-months ended January 31, 2000 compared to 19% and 22% for the same periods of the prior year. These increases are primarily attributable to two factors. First, consistent with our growing Internet-based business, we are experiencing a significant increase in related hardware and infrastructure costs as we purchase equipment to increase our Internet capability. These costs are classified as cost of goods sold and, as a percentage of revenue, are significantly higher than the costs of goods sold for our traditional desktop software business. Second, our service businesses, such as payroll processing and QuickBooks Support Network, generally have higher cost of goods sold compared to the sale of packaged software. As these businesses grow to a higher proportion of total revenue, we anticipate that our cost of goods sold will continue to increase. Note that results from CRI, our payroll processing subsidiary that we acquired in May 1999, are included in fiscal 2000 results but not in the fiscal 1999 comparison periods, which contributed to the year-over-year increase in cost of goods sold.

OPERATING EXPENSES

                                                 Three Months Ended January 31,   Six Months Ended January 31,
     (Dollars in millions; unaudited)               1999      Change    2000       1999      Change     2000
                                                   --------------------------     ----------------------------

       Customer service & technical support ....   $ 41.1      16%     $ 47.7     $  72.0      14%     $  82.0

       % of revenue ............................      11%                 11%         14%                  14%

       Selling & marketing .....................   $ 71.2      21%     $ 86.1     $ 124.3      26%     $ 156.0
       % of revenue ............................      19%                 20%         24%                  26%

       Research & development ..................   $ 36.4      21%     $ 44.0     $  70.0      22%     $  85.8
       % of revenue ............................      10%                 10%         14%                  14%

       General and administrative ..............   $ 19.6      19%     $ 23.3     $  38.9      15%     $  44.8
       % of revenue ............................       5%                  5%          8%                   7%

       Charge for purchased research
       and development .........................   $  --       N/A     $  --      $   --       N/A     $   1.3
       % of revenue ............................     N/A                  N/A         N/A                   0%

       Other acquisition costs, including
       amortization of goodwill and purchased
       intangibles .............................   $ 21.0     115%     $ 45.2     $  41.9      95%     $  81.6
       % of revenue ............................       6%                 11%          8%                  14%

       Other acquisition related costs-
       amortization of deferred compensation ...   $   --      N/A     $  1.0     $    --      N/A     $   1.7
       % of revenue ............................      N/A                  0%         N/A                   0%

       Reorganization costs ....................   $  2.0   (100)%     $   --     $   2.0      75%     $   3.5
       % of revenue ............................       1%                 N/A          0%                   1%

Customer Service and Technical Support. Customer service and technical support expenses were flat as a percentage of revenue for the three and six-month periods ended January 31, 2000 compared to the same periods of the prior year. We have benefited from our efforts to provide customer service and technical support less expensively through websites and other electronic means. However, we increased our investment in customer service and technical support during the fiscal 2000 comparison periods in anticipation of increased call volumes relating to potential year 2000 issues, and also to support two major product launches in the second quarter (QuickBooks 2000 and Quicken TurboTax for the 1999 tax year).

Selling and Marketing. Selling and marketing expenses were 20% and 26% of revenue for the three and six-months ended January 31, 2000 compared to 19% and 24% for the same periods of the prior year. The increases in selling and marketing costs are attributable to the aggressive marketing programs relating to the expansion of our Internet-based businesses and the increasingly competitive personal tax market. We continue to expect that selling and marketing costs as a percentage of revenue will increase for fiscal 2000 compared to fiscal 1999 as we continue to aggressively market our Internet-based businesses and face intense competition in the personal tax market for the rest of the 1999 tax season.

Research and Development. Research and development expenses were 10% and 14% of revenue for the three and six-months ended January 31, 2000 compared to 10% and 14% of revenue for the same periods of the prior year. We continue to invest in research and development due to our efforts to develop our Internet-based businesses. As a result, we expect our Internet-based businesses will continue to require significant development expenditures in fiscal 2000 and beyond.
If such expenses exceed our current expectations, they may have an adverse effect on operating results. This could occur, for example, if we were to undertake a costly product development venture in response to competitive pressures or other market conditions.

General and Administrative. General and administrative expenses were 5% and 7% of revenue for the three and six-months ended January 31, 2000 compared to 5% and 8% for the same periods of the prior year. For fiscal 2000, we expect general and administrative expenses to remain roughly flat as a percentage of revenue compared to fiscal 1999.

Charge for Purchased Research and Development. For the six months ended January 31, 2000, we recorded charges for purchased research and development as a result of our Boston Light and Hutchison acquisitions. In connection with these acquisitions, we used third party appraisers' estimates to determine the value of in-process projects under development for which technological feasibility had not been established. The total value of these projects at the time of the acquisitions was determined to be approximately $1.3 million and was expensed in the three months ended October 31, 1999. The value of the projects was determined by estimating the costs to develop the in-process technology into commercially feasible products, estimating the net cash flows we believed would result from the products and discounting these net cash flows back to their present value. We believe the products related to these charges will be completed during our fiscal year 2000, and that the risk of these products not being successfully completed is low.

Other Acquisition Costs. Other acquisition costs include the amortization of goodwill and purchased intangibles and deferred compensation costs that are recorded as part of an acquisition. These costs increased to $48.7 million and $88.2 million for the three and six-months ended January 31, 2000 compared to $22.9 million and $45.6 million for the same periods of the prior year. These increases ware primarily attributable to the amortization of intangibles associated with our acquisition of CRI in May 1999, and our acquisitions of Secure Tax, Boston Light and Hutchison in August 1999, and Turning Mill Software in November 1999.

The high levels of non-cash amortization expense related to completed acquisitions will continue to have a negative impact on operating results in future periods. Assuming no additional acquisitions and no impairment of value resulting in an acceleration of amortization, future amortization will be approximately $163.7 million, $145.5 million, $140.2 million and $90.9 million for the years ending July 31, 2000 through 2003, respectively. If we complete additional acquisitions or accelerate amortization in the future, there could be an incremental negative impact on operating results.

Reorganization Costs. Reorganization costs represent the costs associated with Rock's closure of numerous branch offices in Michigan prior to its acquisition by Intuit as the mortgage business began to transition from a traditional branch-based business to an on-line transactional-based business. These costs increased to $3.5 million for the six-month period ended January 31, 2000 from $2.0 million for the same period of the prior year.

OTHER INCOME

For the three and six-months ended January 31, 2000, interest and other income and expense, net, increased to $7.0 million and $15.5 million compared to $4.0 million and $7.3 million for the same periods a year ago, reflecting increased cash and short-term investment balances. We have elected to report our At Home common stock as a trading security and are required to mark to market the fluctuations in the stock price and report the fluctuations in our earnings. For the three and six-months ended January 31, 2000, we reported losses arising from fluctuations in the share price of At Home of $2.8 million and $20.1 million, respectively. In the same period a year ago, we did not report a gain or a loss for changes in the market value of Excite, Inc. ("Excite"), one of the predecessor companies of Excite@Home in our earnings, since that security was not classified as a trading security. We did, however, report a realized gain of $10.1 million for both the three and six-month periods from a year ago from the sales of Checkfree, Verisign, and Concentric common stock.

INCOME TAXES

For the three and six-months ended January 31, 2000, we recorded income tax provisions (benefits) of $29.6 million and ($4.6) million on a pretax income
(loss) of $86.8 million ($13.3) million, respectively. This compares to income tax provisions of $31.2 million and $17.7 million on a pretax income of $124.4 million and $65.9 million, respectively for the same periods of the prior year. At January 31, 2000, there was a valuation allowance of $11.6 million for tax assets of our international subsidiaries based on management's assessment that we may not receive the benefit of certain loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2000, our unrestricted cash and cash equivalents totaled $377.7 million, a $176.5 million decrease from July 31, 1999. The decrease was a result of net cash used by investing activities, partially offset by cash provided by financing and operations activities. Cash from operating activities is driven by the seasonality of our business, which typically results in the majority of net revenues and cash receipts occurring in the January and April quarters, though operating expenses are incurred throughout the year.

Our operations provided $44.3 million in cash during the six months ended January 31, 2000. Primary sources of cash were an increase of $54.6 million in accounts payable and $63.9 million in other accrued liabilities. The increases in accrued liabilities and accounts payable are driven by the seasonality of our business and the resulting increases in accruals for product returns, customer rebates and accrued technical support expenses. In addition, cash was generated by an increase in deferred revenues of $40.4 million due primarily to the deferral of state tax product and electronic filing revenues which will be realized in our third and fourth fiscal quarters. Cash was also generated by the decrease of $32.2 million in prepaid expenses due primarily to the completion of acquisitions in the first quarter. Primary uses of cash included the net loss of $8.6 million, an increase of $185.4 million in accounts receivable due to the large volumes of seasonal product shipments to retailers and distributors that typically occur in our second fiscal quarter and a significant decrease in income taxes payable as a result of the payment of taxes for our fiscal year ended July 31, 1999.

Investing activities used $242.6 million in cash for the six months ended January 31, 2000. Uses of cash included net purchases of $110.2 million in short-term investments and purchases of $51.9 million in property and equipment. Property and equipment purchases were made to support our ongoing operations, information system upgrades and our growing Internet-based businesses. We also used $54.6 million in cash for our acquisitions of SecureTax and Hutchison.

Financing activities provided $21.8 million in the first quarter, primarily attributable to proceeds from the exercise of employee stock options. This was partially offset by a decrease in our line of credit as we funded new consumer mortgage loans during the period.

We currently hold investments in a number of publicly traded companies (see Note
1). The volatility of the stock market and the potential risk of fluctuating stock prices may have an impact on our future liquidity. Due to our reporting of the At Home shares as a trading security, future fluctuations in the carrying value of At Home will impact our earnings (see Note 1). If future declines in our other marketable securities are deemed to be permanent, they will also impact our earnings.

In connection with our acquisition of CRI (see Note 4), we are required to pay three annual installments of $25 million in each of the next three fiscal years. In the normal course of business, we enter into leases for new or expanded facilities in both domestic and international locations. We also evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with and investing in other companies. Accordingly, it is possible that we may decide to use cash and cash equivalents to fund such activities in the future. For example, if we exercise our option to purchase VFSC (see Note
11) and elect to pay all or a significant portion of the exercise price in cash, this would have a negative impact on our liquidity.

We believe that our unrestricted cash, cash equivalents and short-term investments will be sufficient to meet anticipated seasonal working capital and capital expenditure requirements for at least the next twelve months.


                                    YEAR 2000

The following is a Year 2000 readiness disclosure under the Year 2000 Information and Readiness Disclosure Act.

Intuit established a Year 2000 Project Office to address the impact of the year 2000 date transition on its operations, products and services globally. We adopted a five-phase approach for reviewing and preparing the significant elements of operations, products and services for the Year 2000 date transition. Through the date of this filing, we have had no major Y2K-related issues. In addition, all substantive claims in the lawsuits filed against Intuit in connection with alleged Y2K problems with our products and services have been dismissed, with only one possible appeal remaining. Customers can find Intuit's Year 2000 Readiness Disclosure about our products, and order free solutions, where required, on our Corporate Year 2000 Resource Center at www.intuit.com/y2k.

Costs directly attributed to our Year 2000 project were approximately $6.5 million in fiscal 1999. We currently anticipate direct costs in the range of $8 to $12 million for fiscal year 2000, including costs associated with ongoing maintenance and support activity in fiscal year 2000, and including costs associated with the manufacture and distribution of free solutions for products that are not Year 2000 compliant or in certain cases that were not tested for Year 2000 compliance. Although the provision of free solutions has probably resulted in some lost revenue for new product upgrades, we believe the lost revenue will be less than $5 million.

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

MARKETABLE SECURITIES

We also carry significant balances in marketable equity securities as of January 31, 2000. These securities are subject to considerable market risk due to their volatility. See Note 1 of the financial statement notes for more information regarding risks related to our investments in marketable securities.

INTEREST RATE RISK

Interest rate risk represents a component of market risk to us and represents the possibility that changes in interest rates will cause unfavorable changes in our net income and in the value of our interest rate sensitive assets, liabilities and commitments. In a higher interest rate environment, borrower demand for mortgage loans declines. Interest rate movements also affect the interest income earned on loans we hold for sale in the secondary market, interest expense on our lines of credit, the value of mortgage loans we hold for sale in the secondary market and ultimately the gain on the sale of those mortgage loans. In addition, interest rate movements affect the interest income earned on investments we hold in our short-term investment portfolio and the value of those investments.

As part of our risk management programs, we enter into financial agreements and purchase financial instruments in the normal course of business to manage our exposure to interest rate risk with respect to our Conventional Loans and our government-insured loans (together, "Prime Loans"), but not with respect to our Sub-Prime Loans or Home Equity Lines of Credit. We use these financial agreements and financial instruments for the explicit purpose of managing interest rate risks to protect the value of our mortgage loan portfolio.

Management actively monitors and manages our exposure to interest rate risk on Prime Loans, which is incurred in the normal course of business. The committed and closed pipelines of Prime Loans, as well as the related forward commitments and derivatives, are valued daily. We refer to the loans, pipeline, commitments and derivatives together as the "hedge position." The hedge position is evaluated against a spectrum of interest rate scenarios to determine expected net changes in the fair values of the hedge position in relation to the changes in interest rates. We do not enter into instruments for trading purposes. Our interest rate risk exposure is evaluated daily using models which estimate changes in the fair value of the hedge position and compare those changes against the fair value of the underlying assets and commitments.

PRINCIPAL AMOUNTS BY EXPECTED MATURITY:
(in thousands, except interest rates)

                                               PERIOD ENDING JANUARY 31,                                FAIR VALUE
                                                EXPECTED MATURITY DATE                                  JANUARY 31,
                                  ---------------------------------------------------
                                      2000      2001      2002      2003     2004         TOTAL             2000
                                      ----      ----      ----      ----     ----         -----         -----------
ASSETS:
Mortgage Loans...................  $38,386       --       --        --       --           $38,386       $39,183
    Average Interest Rate........     8.97%                                                  8.97%

LIABILITIES:
Lines of Credit..................  $ 3,283       --       --        --       --           $ 3,283       $ 3,291
    Average Interest Rate........     6.64%                                                  6.64%

Based on the carrying values of our mortgage loans and lines of credit that we held at January 31, 2000, we do not believe that short-term changes in interest rates would have a material effect on the interest income we earn on loans held for sale in the secondary market, interest expense on our lines of credit or the value of mortgage loans that we hold for sale in the secondary market. See Notes 1 and 5 of the financial statement notes for more information regarding risks related to our mortgage loans and lines of credit.

IMPACT OF FOREIGN CURRENCY RATE CHANGES

During fiscal 1999, the currency of our Japanese subsidiary strengthened while the currencies of our other subsidiaries remained essentially stable. As of January 31, 2000, the currency of our Japanese subsidiary has continued to strengthen and the currencies of our other subsidiaries have remained essentially stable since the end of our 1999 fiscal year. Because we translate foreign currencies into U.S dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. We believe that our exposure to currency exchange fluctuation risk is insignificant, primarily because our international subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. For the quarter ended January 31, 2000, there was an immaterial currency exchange impact from our intercompany transactions. Currency exchange risk is also minimized since foreign debt is due almost exclusively in local foreign currencies. As of January 31, 2000, we did not engage in foreign currency hedging activities.

--------------------------------------------------------------------------------

PART II
ITEM 1
LEGAL PROCEEDINGS

--------------------------------------------------------------------------------


Intuit was a defendant in two consolidated class action lawsuits (one in California and one in New York) which alleged that certain of its Quicken products have on-line banking functions that are not Year 2000 compliant. With respect to the California litigation, on October 13, 1999 the court dismissed the case without leave to amend. The only remaining issue relates to a potential award of attorneys' fees to the plaintiffs. On December 1, 1999, the court granted our motion to dismiss all the New York actions with prejudice. Although plaintiffs filed a Notice of Appeal, they failed to perfect the appeal. Accordingly, this case is also now over.

In addition, a suit was filed in the Contra Costa County, California Superior Court by an individual consumer against various retailers, including Circuit City Stores, CompUSA, Fry's Electronics, Office Depot, The Good Guys and others, alleging that these retailers have sold software and hardware products which are not Year 2000 compliant, including at least one product published by Intuit. One of the defendants in this action, Fry's Electronics, filed a cross-complaint against various software publishers and hardware manufacturers, including Intuit, asserting a claim for indemnity in the main action. In September 1999, Fry's Electronics reached a settlement with the plaintiffs. All the cross defendants, including Intuit, then filed a demurrer to the cross-complaint. On December 7, 1999 the court granted the demurrer and dismissed the case without leave to amend. If Fry's Electronics does not appeal this ruling by April 4, 2000, this lawsuit against Intuit will also be over.

On March 3, 2000 a class action lawsuit, Bruce v. Intuit Inc., was filed in the United States District Court, Central District of California, Eastern Division. On March 8, 2000 a virtually identical lawsuit, Rubin v. Intuit Inc., was filed in the United States District Court, Southern District of New York. Both actions claim that private customer information entered into Intuit's Quicken.com website was intentionally and secretly disclosed to third-party advertisers. The two lawsuits allege identical causes of actions for invasion of privacy and violations of federal statutes related to electronic communications. The lawsuits seek injunctive relief, an order to disgorge profits related to the alleged acts, and statutory and other damages. As of March 10, 2000, neither lawsuit had been served on Intuit.

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

--------------------------------------------------------------------------------

ITEM 2
CHANGES IN SECURITIES AND USE OF PROCEEDS

--------------------------------------------------------------------------------


(a)     Not applicable.

(b)     Not applicable.

(c) On January 24, 2000, we issued and sold 225,000 shares of our common stock to Stephen M. Bennett, our recently appointed President and Chief Executive Officer, pursuant to two Restricted Stock Purchase Agreements. The purchase price for the shares was $0.01 per share, for an aggregate purchase price of $2,250. The shares were issued without registration under the Securities Act of 1993, as amended (the "1933 Act"), in reliance on an exemption under Section 4(2) of the 1933 Act. The shares are subject to vesting over periods of up to 10 years. Any unvested shares may be repurchased by Intuit for the original purchase price if Mr. Bennett's employment with Intuit is terminated under certain circumstances.

(d)     Not applicable.

--------------------------------------------------------------------------------

ITEM 5
OTHER MATTERS

--------------------------------------------------------------------------------


CHANGES IN EXECUTIVE OFFICERS AND BOARD OF DIRECTORS

On January 24, 2000, Stephen M. Bennett was appointed President and Chief Executive Officer and a member of the Board of Directors. William V. Campbell stepped down as Acting Chief Executive Officer but remains Chairman of the Board.

As of March 13, 2000, Intuit's executive officers are as follows:

NAME                    POSITION
----                    --------

Stephen M. Bennett       President and Chief Executive Officer

Scott D. Cook            Chairman of the Executive Committee of the Board of
                         Directors

Eric C.W. Dunn           Senior Vice President and Chief Technology Officer

Alan A. Gleicher         Senior Vice President, International

James J. Heeger          Senior Vice President, Small Business Division

David A. Kinser          Senior Vice President, Service Delivery and Operations

Greg J. Santora          Senior Vice President, Finance, and Chief Financial
                         Officer

Raymond G. Stern         Senior Vice President, Corporate Strategy and Marketing

Larry J. Wolfe           Senior Vice President, Tax Division

Sonita J. Ahmed          Vice President, Finance

Kristen S. Brown         Vice President, Corporate Development

Caroline F. Donahue      Vice President, Sales

Linda Fellows            Vice President, Treasurer and Director of Investor
                         Relations

Daniel B. Gilbert        Vice President, Quicken Loans

Larry King, Jr.          Vice President, Payroll Services Group

Elisabeth M. Lang        Vice President, Corporate Public Relations and
                         Marketing Communications

Carol Novello            Vice President, Financial Supplies Group

Enrico Roderick          Vice President, Personal Finance Group

Catherine L. Valentine   Vice President, General Counsel and Secretary

--------------------------------------------------------------------------------

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------


(A) THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS REPORT:

10.01 Intuit Inc. 1996 Employee Stock Purchase Plan, as amended through January 19, 2000

10.02 Employment Agreement between Intuit and Stephen M. Bennett dated January 21, 2000

10.03 Intuit Inc. Restricted Stock Purchase Agreements between Intuit and Stephen M. Bennett dated January 24, 2000

10.04 Confidential Agreement and General Release of Claims between Intuit Inc. and William H. Harris, Jr., dated September 23, 1999

27.01 Financial Data Schedule (filed only in electronic format) period ended January 31, 2000

27.02 Financial Data Schedule (filed only in electronic format) period ended January 31, 1999



----------------

(B)  REPORTS ON FORM 8-K:

(1) On January 25, 2000, Intuit filed a report on Form 8-K to report under Item 5 the appointment of Stephen M. Bennett as President and Chief Executive Officer and a board member.

--------------------------------------------------------------------------------

SIGNATURES

--------------------------------------------------------------------------------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           INTUIT INC.
                           (REGISTRANT)




Date:  March 16, 1999      By: /s/ Greg J. Santora
                               ---------------------------------------
                               Greg J. Santora
                               Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX



Exhibit
Number..       Description                                                                Page
------         -----------                                                                ----
10.01          Intuit Inc. 1996 Employee Stock Purchase Plan, as amended through
               January 19, 2000.......................................................

10.02          Employment Agreement between Intuit and Stephen M. Bennett dated
               January 21, 2000.......................................................

10.03          Intuit Inc. Form of Restricted Stock Purchase Agreements between
               Intuit and Stephen M. Bennett dated January 24, 2000...................

10.04          Confidential Agreement and General Release of Claims between
               Intuit Inc. and William H. Harris, Jr., dated September 23, 1999.......

27.01          Financial Data Schedule (filed only in electronic format) period ended January 31, 2000 ................................................

27.02          Financial Data Schedule (filed only in electronic format) period ended January 31, 1999 ................................................