Form 10-Q
period 2000-04-30
INTUIT INC
filed 2000-06-14
CIK 896878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------


                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended APRIL 30, 2000 or

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


                                 (650) 944-6000
                                 --------------
              (Registrant's telephone number, including area code)


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

       Approximately 203,440,410 shares of Common Stock, $0.01 par value, as of May 31, 2000

--------------------------------------------------------------------------------

FORM 10-Q
INTUIT INC.
INDEX

--------------------------------------------------------------------------------


PART I      FINANCIAL INFORMATION

                                                                                       PAGE
                                                                                       NUMBER
                                                                                       ------
ITEM 1:     Financial Statements

            Condensed Consolidated Balance Sheets as of
                July 31, 1999 and April 30, 2000................................        3

            Condensed Consolidated Statements of Operations for
                the three and nine months ended April 30, 1999 and  2000........        4

            Condensed Consolidated Statements of Cash Flows for
                the nine months ended April 30, 1999 and 2000...................        5

            Notes to Condensed Consolidated Financial
                Statements......................................................        6

ITEM 2:     Management's Discussion and Analysis of Financial
                Condition and Results of Operations.............................       17

ITEM 3:     Quantitative and Qualitative Disclosures about Market Risk..........       26

PART II     OTHER INFORMATION

ITEM 1:     Legal Proceedings...................................................       27

ITEM 5:     Other Matters.......................................................       28

ITEM 6:     Exhibits and Reports on Form 8-K....................................       28

            Signatures..........................................................       29

                                   INTUIT INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                       JULY 31,           APRIL 30,
                                                                                         1999               2000
                                                                                      -----------        -----------
(In thousands, except par value; unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents ..................................................        $   554,230        $   962,107
  Short term investments .....................................................            305,125            560,398
  Marketable securities ......................................................            431,319            386,261
  Customer deposits ..........................................................            145,836            162,824
  Accounts receivable, net(1) ................................................             63,677            128,167
  Mortgage loans .............................................................             84,983             65,185
  Deferred income taxes ......................................................             64,925             64,993
  Inventories ................................................................              4,931              1,890
  Prepaid expenses and other current assets(2) ...............................             67,859             45,261
                                                                                      -----------        -----------
          Total current assets ...............................................          1,722,885          2,377,086
Property and equipment, net ..................................................            119,220            157,223
Purchased intangibles, net ...................................................             98,049             88,199
Goodwill, net ................................................................            383,102            387,358
Other assets .................................................................              7,897             11,872
Long-term deferred income taxes ..............................................             76,190             80,222
Investments ..................................................................             45,704             51,267
Restricted Investments .......................................................             36,028                 --
                                                                                      -----------        -----------
Total assets .................................................................        $ 2,489,075        $ 3,153,227
                                                                                      ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Mortgage lines of credit ...................................................        $    29,896        $    18,791
  Accounts payable ...........................................................             66,436             93,524
  Accrued compensation and related liabilities ...............................             39,996             50,238
  Payroll tax obligations ....................................................            131,148            156,757
  Escrow liabilities .........................................................             14,857              8,186
  Drafts payable .............................................................             49,169             29,246
  Deferred revenue ...........................................................             65,994             89,128
  Income taxes payable .......................................................            143,181            162,881
  Deferred income taxes ......................................................            136,694            159,623
  Other accrued liabilities ..................................................            201,872            256,433
  Short-term note payable ....................................................                 --             34,658
                                                                                      -----------        -----------
          Total current liabilities ..........................................            879,243          1,059,465
Long-term notes payable ......................................................             36,614                513
Long-term deferred income taxes ..............................................             11,615             11,882
Minority interest ............................................................                215                170
Stockholders' equity
  Preferred stock, $0.01 par value
    Authorized - 1,345 shares total; 145 shares designated Series A;
    250 shares designated Series B Junior Participating
    Issued and outstanding - none; none ......................................                 --                 --
  Common stock, $0.01 par value
     Authorized - 750,000 shares
     Issued and outstanding - 196,350 and  203,245 shares, respectively ......              1,963              2,032
  Additional paid-in capital .................................................          1,265,114          1,492,216
  Acquisition related deferred compensation ..................................                 --            (28,293)
  Accumulated other comprehensive income .....................................             77,680            110,095
  Accumulated retained earnings ..............................................            216,631            505,147
                                                                                      -----------        -----------
          Total stockholders' equity .........................................          1,561,388          2,081,197
                                                                                      -----------        -----------
Total liabilities and stockholders' equity ...................................        $ 2,489,075        $ 3,153,227
                                                                                      ===========        ===========



(1) Includes $0.1 million and $2.2 million due from Checkfree at July 31, 1999 and April 30, 2000, respectively (see Note 11).

(2) Includes $6.7 million and $8.5 million note receivable from Venture Finance Software Corp. at July 31, 1999 and April 30, 2000 respectively (see Note
     11).

     See accompanying notes to condensed consolidated financial statements.

                                   INTUIT INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                              APRIL 30,                      APRIL 30,
                                                                         1999           2000            1999           2000
                                                                       ---------      ---------       ---------      ---------
(In thousands, except per share amounts; unaudited)

Net revenue(1) ..................................................      $ 261,492      $ 329,139       $ 772,106      $ 931,566
Costs and expenses:
 Cost of goods sold:
    Products and services .......................................         53,802         75,532         163,033        225,038
    Amortization of purchased software and other ................          1,885          2,115           5,586          7,036
 Customer service & technical support ...........................         29,580         31,596         101,584        113,554
 Selling & marketing ............................................         50,787         60,173         175,070        216,188
 Research & development .........................................         34,325         40,779         104,346        126,529
 General & administrative .......................................         20,184         20,027          59,118         64,846
 Charge for purchased research and development ..................             --             --              --          1,312
 Amortization of goodwill and purchased intangibles .............         20,890         37,266          62,822        118,828
 Amortization of acquisition related deferred compensation ......             --          1,138              --          2,882
 Reorganization costs ...........................................             --             --           2,000          3,500
                                                                       ---------      ---------       ---------      ---------
 Total costs & expenses .........................................        211,453        268,626         673,559        879,713
                                                                       ---------      ---------       ---------      ---------
Income from operations ..........................................         50,039         60,513          98,547         51,853
Interest and other income and expense, net ......................          5,344         14,516          12,642         29,981
Gain from marketable securities .................................         58,596        422,206          68,684        402,096
                                                                       ---------      ---------       ---------      ---------
Income before income taxes ......................................        113,979        497,235         179,873        483,930
Income tax provision ............................................         38,627        200,204          56,293        195,617
Minority interest ...............................................             --            (54)             --           (203)
                                                                       ---------      ---------       ---------      ---------
Net income ......................................................      $  75,352      $ 297,085       $ 123,580      $ 288,516
                                                                       =========      =========       =========      =========
Basic net income per share ......................................      $    0.39      $    1.47       $    0.65      $    1.44
                                                                       =========      =========       =========      =========
Shares used in per share amounts ................................        192,786        202,342         189,328        199,787
                                                                       =========      =========       =========      =========

Diluted net income  per share ...................................      $    0.37      $    1.39       $    0.62      $    1.37
                                                                       =========      =========       =========      =========
Shares used in per share amounts ................................        203,161        214,362         198,261        211,049
                                                                       =========      =========       =========      =========



(1) Includes $1.6 million and $4.0 million from Checkfree for the three and nine months ended April 30, 1999 and $1.7 million and $5.3 million from Checkfree for the three and nine months ended April 30, 2000 respectively (see Note 11).

     See accompanying notes to condensed consolidated financial statements.

                                   INTUIT INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               NINE MONTHS ENDED
                                                                                   APRIL 30,
(In thousands; unaudited)                                                    1999            2000
                                                                           ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ........................................................      $ 123,580       $ 288,516
  Adjustments to reconcile net income to net cash provided by operating activities:
       Amortization of goodwill and other purchased intangibles .....         68,408         125,864
       Deferred compensation expense ................................             --           2,882
       Depreciation .................................................         26,945          33,682
       Charge for purchased research and development ................             --           1,312
       Gain from marketable securities ..............................        (68,684)       (402,096)
       Changes in assets and liabilities:
          Accounts receivable .......................................        (54,742)        (64,390)
          Inventories ...............................................          1,428           3,041
          Mortgage loans ............................................         10,383          19,798
          Prepaid expenses and other current assets .................        (42,340)         21,705
          Customer deposits .........................................            740           8,621
          Deferred income tax assets and liabilities ................         (1,097)         (3,121)
          Accounts payable ..........................................         50,694          27,034
          Accrued compensation and related liabilities ..............         10,834          10,077
          Escrow funds payable ......................................           (944)         (6,671)
          Deferred revenue ..........................................         10,677          23,134
          Drafts payable ............................................          6,446         (19,923)
          Accrued acquisition liabilities ...........................        (19,181)         (9,642)
          Other accrued liabilities .................................         96,937          52,166
          Income taxes payable ......................................         46,833         106,535
          Minority interest .........................................             --             (45)
                                                                           ---------       ---------
            Net cash provided by operating activities ...............        266,917         218,479
                                                                           ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of marketable securities .......................         79,900         519,183
  Purchase of marketable securities .................................             --         (16,500)
  Purchase of property and equipment ................................        (49,974)        (71,683)
  Principal payments of long-term debt ..............................            (40)         (3,348)
  (Increase) in other assets ........................................        (15,067)        (17,050)
  Purchase of short-term investments ................................       (232,868)       (728,504)
  Acquisitions and dispositions, net of cash acquired ...............             --         (54,584)
  Purchase of long-term investments .................................        (26,214)         (7,157)
  Liquidation and maturity of short-term investments ................        135,590         509,259
                                                                           ---------       ---------
            Net cash used in (provided by) investing activities .....       (108,673)        129,616
                                                                           ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (payments) under warehouse line of credit ..........          6,156         (11,105)
  Net borrowings under reverse repurchase agreement .................            289              --
  Net proceeds from issuance of common stock ........................         62,469          70,887
  Rock Financial and Title Source payments of dividends .............         (1,240)             --
                                                                           ---------       ---------
            Net cash provided by financing activities ...............         67,674          59,782
                                                                           ---------       ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS ...........................        225,918         407,877
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ....................        140,991         554,230
                                                                           ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................      $ 366,909       $ 962,107
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

--------------------------------------------------------------------------------

INTUIT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Intuit Inc. develops, sells and supports small business accounting, tax preparation and consumer finance desktop software products, financial supplies (such as computer checks, envelopes and invoices), mortgage loans and Internet-based products and services for individuals, small businesses, and financial professionals. Our products and services are designed to automate commonly performed financial tasks and to simplify the way our customers manage their finances. We sell our products throughout North America and in many international markets. Sales are made primarily through retail and OEM distribution channels, traditional direct sales to customers and via the Internet.

Basis of Presentation

Intuit has prepared the accompanying unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles for interim financial statements. We have included all adjustments considered necessary to give a fair presentation of our operating results for the periods shown. Results for the nine months ended April 30, 2000 do not necessarily indicate the results to be expected for the fiscal year ending July 31, 2000 or any other future period. All financial statements presented are restated to include the results of our Rock Financial Corporation ("Rock") and Title Source, Inc. ("Title Source") subsidiaries which were acquired on December 8, 1999 in a transaction which was accounted for as a pooling of interests. These statements and accompanying notes should be read together with the audited consolidated financial statements for the fiscal year ended July 31, 1999 included in Intuit's Form 10K-A, Amendment No. 1, filed with the Securities and Exchange Commission.

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

The following schedule summarizes the estimated fair value of our cash, cash equivalents and short-term investments:

                                                  JULY 31,            APRIL 30,
                                                    1999                2000
                                                 -----------         -----------
(In thousands; unaudited)
Cash and cash equivalents:
  Cash ..................................        $    56,548         $       700
  Money market funds ....................            294,190             467,017
  Commercial paper ......................            156,037              43,944
  Municipal bonds .......................             37,455             440,446
  U.S. Government securities ............             10,000                  --
  Corporate Notes .......................                 --              10,000
                                                 -----------         -----------
                                                 $   554,230         $   962,107
                                                 ===========         ===========

Short-term investments:
  Certificates of deposit ...............        $     9,901         $        --
  Commercial Paper ......................                 --                  --
  Corporate notes .......................             19,482              58,943
  Municipal bonds .......................            284,057             468,771
  U.S. Government securities ............             27,713              32,684
  Restricted short-term investments .....            (36,028)                 --
                                                 -----------         -----------
                                                 $   305,125         $   560,398
                                                 ===========         ===========

The estimated fair value of cash equivalents and short-term investments classified by date of maturity is as follows:

                                                   JULY 31,           APRIL 30,
                                                    1999                2000
                                                 -----------         -----------
 (In thousands; unaudited)
  Due within one year ...................        $   735,349         $ 1,365,266
  Due within two years ..................            101,784             155,326
  Due within three years ................              1,702               1,213
  Restricted short-term investments .....            (36,028)                 --
                                                 -----------         -----------
                                                 $   802,807         $ 1,521,805
                                                 ===========         ===========

For information about our restricted investments, see Note 8. Realized gains and losses from sales of each type of security were immaterial for all periods presented.

Marketable Securities

As explained in greater detail below, we currently hold several marketable securities, most of which we acquired in connection with strategic business transactions and relationships. Our available for sale marketable securities are carried at fair value and we include unrealized gains and losses, net of tax, in stockholders' equity. We have designated our investments in At Home Corporation ("At Home") and VeriSign as trading securities and fluctuations in the market value of these shares are reported in net income. We held the following marketable securities at July 31, 1999 and April 30, 2000:


                                                                            GROSS UNREALIZED       NET REALIZED

                                                             COST          GAIN          LOSS          LOSS       FAIR VALUE
                                                           --------      --------      --------      --------     ----------
JULY 31, 1999
(In thousands; unaudited)

  At Home common stock ..............................      $132,060      $     --      $     --      $ 36,856      $ 95,204
  Checkfree Corporation common stock ................       150,081       152,177            --            --       302,258
  S1 Corporation common stock .......................        49,997            --        16,140            --        33,857
                                                           --------      --------      --------      --------      --------
                                                           $332,138      $152,177      $ 16,140      $ 36,856      $431,319
                                                           ========      ========      ========      ========      ========

APRIL 30, 2000
(In thousands; unaudited)

  At Home common stock ..............................      $119,366      $     --      $     --      $ 84,286      $ 35,080
  Checkfree Corporation common stock ................        68,956       168,593            --            --       237,549
  Homestore.com, Inc. common stock ..................         2,769         7,759            --            --        10,528
  MetLife common stock ..............................            --           217            --            --           217
  Mortgage.com, Inc. common stock ...................         5,154           924            --            --         6,078
  Quotesmith.com, Inc. common stock .................         5,645            --         1,525            --         4,120
  S1 Corporation common stock .......................        49,997         2,730            --            --        52,727
  S1 Corporation options ............................            --        12,879            --            --        12,879
  VeriSign, Inc. (formerly Signio) common stock .....        49,160            --            --        22,077        27,083
                                                           --------      --------      --------      --------      --------
                                                           $301,047      $193,102      $  1,525      $106,363      $386,261
                                                           ========      ========      ========      ========      ========

In connection with At Home Corporation's acquisition of Excite in May 1999, our shares of Excite were converted into At Home common stock. We have elected to report these converted At Home shares as a trading security. As a result, we are reporting both positive and negative fluctuations in the market value of this stock in net income. At April 30, 2000, we owned approximately 1.9 million shares (or approximately 0.4%) of At Home common stock and reported a realized valuation loss of approximately $53.5 million for these securities for the period between August 1, 1999 and April 30, 2000. The closing price of At Home (symbol ATHM) at April 30, 2000, was $18.625 per share. The average daily closing price of At Home between August 1, 1999 and April 30, 2000 was $38.18 per share.

In January 1997, we sold our online banking and bill payment transaction processing business to Checkfree Corporation. We obtained marketable securities in Checkfree as a result of this sale. We account for the investment in Checkfree as an available-for-sale equity security, which accordingly is carried at market value. Checkfree common stock is quoted on the Nasdaq National Market under the symbol CKFR. The closing price of Checkfree common stock at April 30, 2000 was $50.8125 per share. At April 30, 2000, we held 4.7 million shares, or approximately 8.1%, of Checkfree's outstanding common stock.

In August 1999, we acquired 729,165 shares of common stock of Homestore.com, Inc. ("Homestore.com") upon conversion of our preferred shares in connection with Homestore.com's initial public offering. We account for the investment in Homestore.com as an available-for-sale equity security, which accordingly is carried at market value. Homestore.com common stock is quoted on the Nasdaq National Market under the symbol HOMS. The closing price of Homestore.com common stock at April 30, 2000 was $18.25 per share. At April 30, 2000, we held 576,865 shares, or approximately 1.0%, of Homestore.com's outstanding common stock.

MetLife Insurance, Intuit's dental insurance provider demutualized in September of 1999. As a policy holder, Intuit obtained 13,130 shares of MetLife common stock when they began trading publicly in April 2000 (under the symbol MET). The stock closed on April 30, 2000 at $16.563 resulting in a market value of $217,472.

In August 1999, we acquired approximately 3.7 million shares of common stock of Mortgage.com, Inc. ("Mortgage.com") upon conversion of our preferred shares in connection with Mortgage.com's initial public offering. We account for the investment in Mortgage.com as an available-for-sale equity security, which accordingly is carried at market value. Mortgage.com common stock is quoted on the Nasdaq National Market under the symbol MDCM. The closing price of Mortgage.com common stock at April 30, 2000 was $1.9375 per share. At April 30, 2000, we held 3.1 million shares, or approximately 7.2%, of Mortgage.com's outstanding common stock. Subsequent to April 30, 2000, we sold all of our shares of Mortgage.com common stock.

In February 1999, we purchased one million shares of common stock of Quotesmith.com, Inc. ("Quotesmith.com"). We purchased an additional 272,727 shares of Quotesmith.com in August 1999 at the time of its initial public offering. We account for the investment in Quotesmith.com as an available-for-sale equity security, which accordingly is carried at market value. Quotesmith.com common stock is quoted on the Nasdaq National Market under the symbol QUOT. The closing price of Quotesmith.com common stock at April 30, 2000 was $3.4375 per share. At April 30, 2000, we held approximately 1,197,327 shares, or approximately 6.2%, of Quotesmith.com's outstanding common stock.

In May 1999, we purchased 970,813 shares of common stock of Security First Technologies. In November 1999, Security First Technologies changed its name to S1 Corporation ("S1"). We account for the investment in S1 as an available-for-sale equity security, which accordingly is carried at market value. S1 common stock is quoted on the Nasdaq National Market under the symbol SONE. The closing price of S1 common stock at April 30, 2000 was $54.3125 per share. At April 30, 2000, we held 970,813 shares, or approximately 1.9%, of S1's outstanding common stock. In connection with the above purchase, we also received an option to purchase up to an additional 4,579,187 shares of S1 exercisable at a per share purchase price of $51.50. We account for these options as available-for-sale equity securities, and accordingly the options are carried at market value.

In connection with VeriSign Corporation's acquisition of Signio in February 2000, our shares of Signio were converted into VeriSign common stock. We have elected to report these converted VeriSign shares as a trading security. As a result, we are reporting both positive and negative fluctuations in the market value of this stock in net income. At April 30, 2000, we owned approximately 194,308 shares (or approximately 0.2%) of VeriSign common stock and reported a realized valuation loss of approximately $22.1 million for these securities for the period between August 1, 1999 and April 30, 2000. The closing price of VeriSign (symbol VRSN) at April 30, 2000, was $139.375 per share. The average daily closing price of VeriSign between August 1, 1999 and April 30, 2000 was $121.99 per share.

Checkfree, At Home, S1, Mortgage.com, Homestore.com, VeriSign, and Quotesmith.com are high technology companies whose stock prices are subject to substantial volatility. Accordingly, it is possible that the market price of one or more of these companies' stocks could decline substantially and quickly, which could result in a material reduction in the carrying value of these assets.

Mortgage Lines of Credit

For mortgage lines of credit we estimate fair value based on the discounted value of contractual cash flows using interest rates currently in effect for similar maturities and collateral requirements. The carrying amount of these lines of credit approximates their estimated fair values since all of the borrowings have variable interest rates that approximate current market interest rates for similar types of lines of credit and are due upon demand. We held the following mortgage lines of credit at July 31, 1999 and April 30, 2000:

(In thousands; unaudited)           JULY 31, 1999               APRIL 30, 2000
                                ----------------------      ----------------------
                                CARRYING       FAIR         CARRYING       FAIR
                                 AMOUNT        VALUE         AMOUNT        VALUE
                                --------      --------      --------      --------
Lines of credit ..........      $ 29,896      $ 30,000      $ 18,791      $ 19,000

Mortgage Loans

We carry mortgage loans at estimated realizable value, and we estimate their fair value using quoted market prices for similar loans, adjusted for differences in loan characteristics, including credit quality. The carrying amount of accrued interest receivable approximates the assets' fair value. We held the following mortgage loans at July 31, 1999 and April 30, 2000:

(In thousands; unaudited)           JULY 31, 1999             APRIL 30, 2000
                               ----------------------      ----------------------
                               CARRYING       FAIR         CARRYING        FAIR
                                AMOUNT        VALUE         AMOUNT         VALUE
                               --------      --------      --------      --------
Mortgage loans ..........      $ 84,983      $ 86,021      $ 65,185      $ 66,975

Carrying amounts at July 31, 1999 and April 30, 2000 include an allowance for credit losses of $1.3 million and $0.3 million, respectively.

As of July 31, 1999 and April 30, 2000, there were approximately $1.8 million and $0.3 million, respectively of mortgage loans that were greater than 90 days past due.

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

Goodwill and purchased intangible assets consisted of the following:

                                                            NET BALANCE AT
                                          LIFE IN       JULY 31,        APRIL 30,
                                           YEARS         1999             2000
                                          -------       --------        --------
    (In thousands; unaudited)
    Goodwill ......................          3-5        $383,102        $387,358
    Customer lists ................          3-5          66,934          62,649
    Covenants not to compete ......          3-5           2,492           5,488
    Purchased technology ..........          1-5          17,751          12,803
    Assembled workforce ...........          2-5           3,972           2,607
    Trade names and logos .........         1-10           6,900           4,652

Balances presented above are net of total accumulated amortization of $210.1 million and $327.4 million at July 31, 1999 and April 30, 2000, respectively.

Concentration of Credit Risk

Intuit operates in an industry which is highly competitive and rapidly changing. Many circumstances could have an unfavorable impact on Intuit's operating results. Examples include significant technological changes in the industry, changes in customer requirements or the emergence of competitive products or services with new capabilities.

We are also subject to risks related to our significant balances of short-term investments, marketable securities and trade accounts receivable. At April 30, 2000, we held approximately $386 million in marketable securities, as described in "Marketable Securities", above in Note 1. Fluctuations in the market value of our shares in At Home and VeriSign are treated as realized gains and losses in our statement of operations on an ongoing basis, since these investments are treated as trading securities. If there is a permanent decline in the value of any other marketable securities below cost, we will need to report this decline in our statement of operations. See "Marketable Securities," above in Note 1 for a discussion of risks associated with our marketable securities. Our remaining portfolio is diversified and consists primarily of short-term investment-grade securities.

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

3.   COMPREHENSIVE NET INCOME

SFAS 130, "Reporting Comprehensive Income" provides rules for the reporting and display of comprehensive net income and its components. However, it has no impact on our net income or stockholders' equity as presented in our financial statements. SFAS 130 requires foreign currency translation adjustments and changes in the fair value of available for sale securities to be included in comprehensive income.

The components of comprehensive net income, net of tax, are as follows:

                                                             NINE MONTHS ENDED APRIL 30,
                                                             ---------------------------
                                                               1999              2000
                                                             ---------         ---------
     (In thousands; unaudited)
     Net income .....................................        $ 123,580         $ 288,516
     Unrealized gain on marketable securities .......          364,243            33,325
     Change in cumulative translation adjustment ....           (2,710)             (910)
                                                             ---------         ---------

     Comprehensive net income .......................        $ 485,113         $ 320,931
                                                             =========         =========

4.   ACQUISITIONS

On May 3, 1999, we completed our acquisition of Computing Resources, Inc. ("CRI"), a Reno, Nevada-based provider of payroll services for a combination of cash and Intuit stock. CRI is one of the country's largest payroll services companies and a leader in providing payroll services to small businesses. The purchase price for privately-held CRI was approximately $200 million, consisting of approximately $100 million cash and approximately $25 million of Intuit stock that was paid at closing, and $75 million in cash to be paid in three annual installments of $25 million each beginning in May 2000. We accounted for the acquisition of CRI as a purchase for accounting purposes and allocated approximately $187 million to identified intangible assets and goodwill. These assets are being amortized over a period of three to five years. The following table shows pro forma net revenue, net income from continuing operations and diluted net loss per share from continuing operations of Intuit and CRI as if we had acquired CRI at the beginning of fiscal 1999:

                                                                   NINE MONTHS
                                                               ENDED APRIL 30, 1999
                                                             ------------------------
                                                                                AS
                                                             PRO FORMA       REPORTED
                                                             ---------       --------
     (In thousands, except per share data; unaudited)
     Net revenue ....................................        $797,854        $772,106
     Net income .....................................          97,562         179,873
     Diluted net income per share ...................        $   0.49        $   0.62


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

5.   BORROWINGS

We have two mortgage lines of credit. Advances under the first line of credit are based on a formula computation, with interest due monthly. Advances are due on demand and are collateralized by residential first and second mortgages. Advances may be drawn for working capital and sub-prime, high loan-to-value and conventional prime mortgage loans. Interest rates are variable and are based on the federal funds rate and prime rate, depending on the type of advance. The interest rates in effect at July 31, 1999 and April 30, 2000 were 6.29% and 7.25%, respectively. The weighted average interest rates for the year ended July 31, 1999 and quarter ended April 30, 2000 were 6.45% and 8.38%, respectively.

Our second line of credit currently provides for up to $50 million principal amount of demand loans secured by mortgage loans and other assets. Interest rates on loans vary depending on the type of underlying loan, and the loans are subject to sublimits, advance rates and warehouse terms that vary depending on the type of underlying loan. The interest rates in effect at July 31, 1999 and April 30, 2000 were 6.37% and 7.50%, respectively, while the weighted average interest rates for the three month periods ended July 31, 1999 and April 30, 2000 were 5.92% and 7.35%, respectively. We are required to maintain a minimum tangible net worth and to satisfy other financial covenants, as outlined in the line of credit agreements. We were in compliance with the requirements as of July 31, 1999 and April 30, 2000.

Our reverse repurchase agreement entered into in 1997 provided that the lender will purchase from us, subject to our agreement to repurchase on a specified date, up to $200 million of conventional prime and sub-prime mortgage loans at par, as of January 1, 2000. Loans subject to purchase are fixed and adjustable rate, fully-amortizing first or junior lien residential mortgage loans and home equity loans that comply with our origination guidelines and conform to whole-loan sale requirements. The reverse repurchase agreement was not a committed facility and the lender could elect to discontinue the repurchase agreement at any time. The terms of the financing under the repurchase agreement matured and could be renewed on a daily basis. In any event, the arrangement terminated in March 2000. Interest rates were variable and were based on the London Interbank Offered Rate, depending on the type of advance. The interest rate in effect at July 31, 1999 was 5.75%. The weighted average interest rate for the year ended July 31, 1999 was 5.92%. There were no borrowings on this line for the quarter ended April 30, 2000.

Drafts payable represent funds advanced for mortgages originated which have not yet been drawn against the lines of credit.

6.   OTHER ACCRUED LIABILITIES

                                                                JULY 31,        APRIL 30,
                                                                  1999            2000
                                                                --------        ---------
    (In thousands; unaudited)
    Reserve for returns and exchanges ..................        $ 73,955        $ 91,941
    Future payments due for CRI acquisition ............          66,314          69,220
    Other acquisition and disposition related items ....          10,824           7,181
    Rebates ............................................          18,002          36,500
    Post-contract customer support .....................           3,418           5,112
    Other accruals .....................................          29,359          46,479
                                                                --------        --------
                                                                $201,872        $256,433
                                                                ========        ========

7.  SEGMENT INFORMATION

Intuit has adopted Statement of Financial Accounting No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131"). SFAS 131 establishes standards for the way in which public companies disclose certain information about operating segments in the Company's financial reports. Consistent with SFAS 131, we have determined our operating segments based on factors such as how our operations are managed and how results are viewed by management. Since Internet-based revenues and expenses cut across all of our business divisions, we do not report results of our Internet-based businesses as a separate business segment in our financial statements. Instead, each of our business divisions reports Internet-based revenues and expenses that are specific to its operations and are included in its results. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Intuit does not track assets by operating segments. Consequently, we do not disclose assets by operating segments. The following unaudited results are broken out by our operating segments for the nine month periods ended April 30, 1999 and 2000:

                                      SMALL         CONSUMER
NINE MONTHS ENDED                    BUSINESS        FINANCE         TAX        INTERNATIONAL
APRIL 30, 1999                       DIVISION       DIVISION       DIVISION       DIVISION        OTHER (1)      CONSOLIDATED
--------------                       ---------      ---------      ---------    -------------     ---------      ------------
(In thousands; unaudited)
Net revenue ...................      $ 214,169      $ 182,509      $ 324,455      $  50,973       $      --       $ 772,106
Segment operating
   income / loss) .............         73,846         10,263        166,637         (9,870)             --         240,876
Common expenses ...............             --             --             --             --         (71,921)        (71,921)
                                     ---------      ---------      ---------      ---------       ---------       ---------
Sub-total operating
   income / (loss) ............         73,846         10,263        166,637         (9,870)        (71,921)        168,955
                                     ---------      ---------      ---------      ---------       ---------       ---------
Gains / (losses) on
   marketable securities ......             --             --             --             --          68,684          68,684
Acquisition costs .............             --             --             --             --         (68,408)        (68,408)
Reorganization costs ..........             --             --             --             --          (2,000)         (2,000)
Interest income/ expense
   and other items ............             --             --             --             --          12,642          12,642
                                     ---------      ---------      ---------      ---------       ---------       ---------
Net income/(loss)
   before tax .................      $  73,846      $  10,263      $ 166,637      $  (9,870)      $ (61,003)      $ 179,873
                                     =========      =========      =========      =========       =========       =========


                                       SMALL        CONSUMER
NINE MONTHS ENDED                    BUSINESS        FINANCE         TAX        INTERNATIONAL
APRIL 30, 2000                       DIVISION       DIVISION       DIVISION       DIVISION        OTHER (1)      CONSOLIDATED
--------------                       ---------      ---------      ---------    --------------    ---------      ------------
(In thousands; unaudited)
Net revenue ...................      $ 307,606      $ 183,922      $ 365,472      $  74,566       $      --       $ 931,566
Segment operating income ......         90,629            135        184,738         11,510              --         287,012
Common expenses ...............             --             --             --             --        (101,601)       (101,601)
                                     ---------      ---------      ---------      ---------       ---------       ---------
Sub-total operating ...........
   income / (loss) ............         90,629            135        184,738         11,510        (101,601)        185,411
                                     ---------      ---------      ---------      ---------       ---------       ---------
Gains on marketable
   securities .................             --             --             --             --         402,096         402,096
Acquisition costs .............             --             --             --             --        (130,058)       (130,058)
Reorganization costs ..........             --             --             --             --          (3,500)         (3,500)
Interest income/ expense
   and other items ............             --             --             --             --          29,981          29,981
                                     ---------      ---------      ---------      ---------       ---------       ---------
Net income before tax .........      $  90,629      $     135      $ 184,738      $  11,510       $ 196,918       $ 483,930
                                     =========      =========      =========      =========       =========       =========

----------

(1) "Other" includes acquisition and other common costs not allocated to specific segments.

8.   NOTES PAYABLE AND COMMITMENTS

In March 2000, our Japanese subsidiary, Intuit KK, entered into a one-year loan agreement with Japanese banks for approximately $34.7 million which was used to refinance the three year loan that was entered into in March 1997 to finance our acquisition of Nihon Micom. The loan is denominated in Japanese yen and is therefore subject to foreign currency fluctuations when translated to U.S. dollars for reporting purposes. The interest rate is variable based on the Tokyo inter-bank offered rate or the short-term prime rate offered in Japan. At April 30, 2000, the rate was approximately 0.8%. The fair value of the loan approximates cost as the interest rate on the borrowings is adjusted periodically to reflect market rates (which are currently significantly lower in Japan than in the United States). We are obligated to pay interest only on the loan until March 2001.

9.   INCOME TAXES

Intuit computes the provision (benefit) for income taxes by applying the estimated annual effective tax rate to recurring operations and other taxable items. Our effective tax rate differs from the federal statutory rate primarily because of tax credits, tax exempt interest income, state taxes and certain foreign losses.

10.     LITIGATION

Intuit was a defendant in a consolidated class action lawsuit in California which alleged that certain of its Quicken products have on-line banking functions that are not Year 2000 compliant. On October 13, 1999 the court dismissed the case without leave to amend. In May 2000, plaintiffs were awarded nominal attorneys' fees. If plaintiffs do not appeal the case dismissal or the fees award, this case will be over.

On March 3, 2000 a class action lawsuit, Bruce v. Intuit Inc., was filed in the United States District Court, Central District of California, Eastern Division. Two virtually identical lawsuits were later filed: Rubin v. Intuit Inc., was filed on March 8, 2000 in the United States District Court, Southern District of New York and Newby v. Intuit Inc. was filed on April 27, 2000, in the United States District Court, Central District of California, Eastern Division. A similar lawsuit, Almanza v. Intuit Inc. was filed on March 22, 2000 in the Superior Court of State of California, San Bernadino County, Rancho Cucamonga Division. These purported class actions allege violations of various federal and California statutes and common law claims for invasion of privacy based upon the alleged intentional disclosure to third parties of personal and private customer information entered at Intuit's Quicken.com website. The complaints seek injunctive relief, orders to disgorge profits related to the alleged acts, and statutory and other damages. To date, the Rubin complaint has not been served.

In addition, on April 19, 2000, Bosch v. Intuit Inc. was filed in the Superior Court, State of California, County of Los Angeles, Central District. This lawsuit alleges violations of California statutes for alleged false and deceptive advertising and unlawful business practices related to QuickBooks products and purchasing the Tax Table Service. Plaintiff seeks injunctive relief, an order to disgorge profits, restitution and attorneys' fees.

Intuit is subject to other legal proceedings and claims that arise in the normal course of our business. We currently believe that the ultimate amount of liability, if any, for any pending actions (either alone or combined) will not materially affect our financial position, results of operations or liquidity. However, the ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact. Regardless of outcome, litigation can have an adverse impact on Intuit because of defense costs, diversion of management resources and other factors.


11.  RELATED PARTY TRANSACTIONS

As of April 30, 2000, we held approximately 8.1% of Checkfree's outstanding common stock. In exchange for providing connectivity between Checkfree's bill payment processing service and our Quicken products, we reported revenues of $1.6 million and $4.0 million from Checkfree for the three and nine months ended April 30, 1999 and $1.7 million and $5.3 million for the three and nine months ended April 30, 2000, respectively. We held receivables due from Checkfree for $0.1 million and $2.2 million at July 31, 1999 and April 30, 2000, respectively.

As of April 30, 2000, we held a 49% non-voting equity interest in Venture Finance Software Corp. ("VFSC"). We have entered into agreements with VFSC to provide them with services related to ongoing development of Web-oriented finance products and services. We have an option to purchase the equity interests of the other investors in VFSC between May 4, 2000 and May 4, 2002, at a price to be determined by a formula. We held receivables due from VFSC for $6.7 million and $8.5 million at July 31, 1999 and April 30, 2000, respectively.

--------------------------------------------------------------------------------
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
CAUTIONS ABOUT FORWARD LOOKING STATEMENTS AND INVESTMENT CONSIDERATIONS

This Form 10-Q contains forward-looking statements about events and circumstances that have not yet occurred. For example, statements with words like "expect," "anticipate," or "believe" and statements in the future tense, are forward-looking statements. Investors should be aware that actual results may differ materially from our expectations expressed in this report because of risks and uncertainties about the future. We will not necessarily update information in this Form 10-Q if any forward-looking statement later turns out to be inaccurate. Details about risks and uncertainties that affect various aspects of our business, and may affect future results and performance, are discussed throughout this Form 10-Q. This section should be read in conjunction with the financial statements and notes in Item 1 of this Form 10-Q. Investors should consider all of these risks carefully, and should pay particular attention to the following:

- Our revenue and earnings are highly seasonal and our quarterly and annual financial results fluctuate significantly.

- We face intense competition from many companies in all of our business areas. Intense competition can have a material negative impact on revenue, profitability and market position.

- Competition in the personal tax preparation software business is particularly intense. Although Microsoft ultimately withdrew from the desktop personal tax market this season, there are other formidable current and potential competitors in the private sector, and we also face potential competition from the Internal Revenue Service and state tax agencies.

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

- We must maintain high reliability for our server-based Web services in order to attract and retain customers. In particular, our web-based tax preparation and electronic filing services effectively handled extremely heavy customer demand during the peak tax season this year, but must continue to successfully do so in future tax seasons.

- If we fail to provide responsive customer service and technical support, we could lose customers.

- Our Internet businesses face risks relating to customer privacy and security and increasing regulation that could adversely affect our ability to offer online services and derive advertising revenue from our Internet operations.

- Our Internet businesses require significant research and development and marketing expenditures.

- Page views and reach statistics for our Quicken.com site can vary significantly from month to month due to seasonal trends, site performance, the timing of launches, performance of the major stock market indices, competitors' activities and other factors. Adverse changes in page view and reach statistics could adversely affect our ability to earn advertising revenue from our Quicken.com site.

- In order to succeed in the payroll services business, we must continue to improve the integration of the operations of our payroll processing subsidiary, streamline customer activations for our online payroll processing service and focus our traditional payroll service on existing distribution channels.

- The technology and services of certain alliances for our QuickBooks Internet Gateway initiative still need to be completed and integrated with QuickBooks, and are subject to risks and uncertainties involved in the product development process, including technological difficulties, possible delays, and possible unavailability of financial resources. Significant delays in implementing key services, or failure to implement, could delay or eliminate our ability to recognize contractually committed revenues.

- The anticipated benefits of certain proposed small business services to Intuit (including the Site Builder website creation tool, Site Solutions services and QuickBooks Internet Gateway services) will depend on a number of variables, including the rate at which customers upgrade to QuickBooks 2000 and future versions of the product, customer acceptance of new and proposed services, and the level of satisfaction of third party participants. Customer upgrade rates for QuickBooks 2000, which was released in January 2000, have been negatively impacted by heavier upgrade activity during 1999 due to Year 2000 concerns.

- The success of the small business alliances will depend on establishing and maintaining a number of important business relationships, and there can be no assurance that key relationships will be established and, if established, will continue.

- Our Tax and Quicken Internet Gateway initiatives, and related new services to be offered in these areas, are in very early stages. Success of these initiatives will depend on establishing and maintaining business relationships with key participants and completing necessary technology development and integration, as well as achieving broad customer acceptance of the services to be offered.

- We offer electronic bill payment and bill presentment services, and the My Finances web-based personal finance management service, through licensing arrangements with a joint venture in which we are a participant. The success of these services for Intuit will depend on a number of factors, including timely and cost-effective completion of ongoing development efforts, customer and biller adoption and participation rates, and the status of the relationship with the joint venture. Intuit has an option to purchase the interests in the joint venture that it does not currently own between May 2000 and May 2002, at a formula-driven price that would likely exceed $100 million. If we do not exercise the purchase option, our rights to use the technology developed by the joint venture will be subject to future negotiation.

- We face increasing competition for access to retail and OEM distribution channels.

- The integration of acquired companies poses ongoing operational challenges and risks. In addition, our recent acquisitions have resulted in significant acquisition-related expenses.

- Our mortgage business is subject to interest rate fluctuations, and the impact of interest rates on Intuit's operating results has become more significant since the acquisition of Rock Financial was completed. The recent increase in interest rates is also adversely affecting our mortgage business.

-    We hold investments that have been very volatile.

Additional information about factors that could affect future results and events is included in our fiscal 1999 Form 10-K/A, our fiscal 2000 Form 10-Qs, and other reports filed with the Securities and Exchange Commission.

OVERVIEW

Intuit's mission is to revolutionize the way individuals, small businesses, and financial professionals manage their finances. As we execute this mission, our strategy is to greatly expand the world of electronic finance. "Electronic finance" encompasses three types of products and services: (1) desktop software products, such as Quicken(R), QuickBooks(R) and Quicken TurboTax(R), that operate on customers' personal computers to automate financial tasks; (2) online products and services, such as Quicken.com(SM), QuickenLoans(SM), QuickenInsurance(SM) and Quicken TurboTax for the Web(SM), that are delivered via the Internet; and (3) products and services, such as QuickBooks Online Payroll(SM) service, that connect Internet-based services with desktop software to enable customers to integrate their financial activities.

While desktop software and related products and services now provide most of our revenue, our Internet-based revenue is growing rapidly. For the three months ended April 30, 2000, Internet-based revenue more than doubled compared to the same period last year and accounted for approximately 35% of total revenue in the quarter ended April 30, 2000, compared to approximately 20% in the prior year quarter. We expect Internet revenues to be approximately 25% of total revenues for the full fiscal year. We use the term Internet-based revenue to include revenue from both Internet-enabled products and services as well as revenue from electronic distribution. Internet products and services include activities where the customer realizes the value of the goods or services directly on the Internet or an Intuit server. Internet product revenues include, for example, advertising revenues generated on our Quicken.com website, online tax preparation and electronic tax filing revenues, online payroll service revenue and transaction and processing fees from our online insurance and online mortgage services. Electronic distribution includes revenues generated by electronic ordering and/or delivery of traditional desktop software products and financial supplies. We also use the Internet to host our technical support website where we can quickly and cost-effectively provide patches for product bugs and provide customers with answers to frequently asked questions.

While we believe that the Internet provides an opportunity to increase future revenue, we also anticipate continued increases in spending in an effort to capitalize on new business opportunities. While we have made significant progress in our Internet-based businesses, investors should be aware that many of these businesses are in their initial stages, and are not yet generating significant revenue or profit. In particular, we continue to expect increased research and development expenses due to investments in Internet-based initiatives. Since Internet-based revenues and expenses cut across all of our business divisions, we do not report results of our Internet-based businesses as a separate business segment in our financial statements. Instead, each of our business divisions reports Internet-based revenues and expenses that are specific to its operations and are included in its results.

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

RESULTS OF OPERATIONS

Set forth below are certain consolidated statements of operations data for the three and nine-month periods ended April 30, 1999 and 2000. Investors should note that results for the three and nine-month periods ended April 30, 2000 include activity for our CRI subsidiary, which was acquired in May 1999. The corresponding year ago periods did not include results for CRI (see Note 4). Results for all periods include results for Rock Financial Corporation and Title Source, Inc. (collectively, "Rock") which we acquired in December 1999. The acquisition of Rock has been accounted for as a pooling of interests, so all prior periods have been restated to reflect combined results of Rock and Intuit. The inclusion of Rock's results in the comparison periods for both fiscal 1999 and fiscal 2000 had a significant impact on our financial results. Rock's revenue declined approximately 50% for the comparison periods, due to Rock's transition from a traditional mortgage business to an online mortgage business as well as rising interest rates. Although Rock's operating expenses decreased in absolute dollars between the comparison periods, they increased significantly as a percentage of revenue and resulted in operating losses for Rock during the fiscal 2000 comparison periods (compared to operating profits in the fiscal 1999 periods), which partially offset growth in operating income for our other businesses as a whole.

     NET REVENUE                            Three Months Ended April 30,         Nine Months Ended April 30,
     (Dollars in millions; unaudited)      1999       Change        2000        1999       Change        2000
                                          -------------------------------      -------------------------------
     Net revenue ...................      $261.5          26%      $329.1      $772.1          21%      $931.6

The following revenue discussion is categorized by our business divisions, which is how we examine results internally. Our domestic supplies business is considered a part of our small business division while the international supplies business is considered part of our international division. For more information regarding revenue by division, see Note 7.

Small Business Division. Small business division revenues come primarily from the following sources:

     -    QuickBooks product line

     -    Supplies products (including checks, envelopes and invoices)

     -    Payroll services

     -    Support fees for the QuickBooks Support Network

Overall, revenue for the division was up 10% and 44% for the three and nine-month periods ended April 30, 2000, respectively, compared to the same periods a year ago. QuickBooks revenue for the third quarter declined compared to the third quarter of fiscal 1999. However, for the nine-month period, we experienced significant growth in our QuickBooks product line revenue, driven primarily by higher unit sales, as well as increased average selling prices as a result of consumer preferences toward higher priced, greater functionality products. This unusual quarterly revenue pattern is due to two primary factors. First, we encouraged owners of older versions of QuickBooks to upgrade prior to January 2000 in order to minimize Year 2000 issues. Second, we gave over 350,000 online customers free upgrades to bring them into Y2K compliance. These actions resulted in strong first-half revenue growth, while producing a decline in customer upgrades and resulting revenue for the third quarter. The third quarter trend is expected to continue into the fourth quarter.

Domestic supplies revenues, which are part of the small business division, grew by 7% and 14% for the three and nine-month periods ended April 30, 2000 as a result of our increasing base of small business customers who use

QuickBooks and Quicken. In addition, in August 1999, we began charging for shipping and handling for domestic supplies shipments which also contributed to our domestic supplies revenue.

QuickBooks Deluxe Payroll Service (launched in October 1998) and CRI's traditional payroll business (acquired in May 1999) both contributed to increased revenues during the three-month and nine-month periods ended April 30, 2000. Tax tables service revenue and revenue from our QuickBooks Support Network also grew in the three and nine-month periods ended April 30, 2000 compared to the same periods a year ago.

We offer different types of payroll services. Our Basic Payroll Service is a payroll tax table subscription service for small business customers that need current tax tables to prepare their own payroll. Our QuickBooks Deluxe Payroll service, which is integrated with our QuickBooks products, is an online payroll services that handles all aspects of payroll processing, with our CRI subsidiary providing the processing services. Our Premier payroll services provides traditional payroll processing services for former customers of CRI. In addition, we offer QuickPayroll, a subscription-based payroll service for customers who do not use QuickBooks. While the payroll processing business provides us with a significant opportunity to generate revenue, there are business risks associated with the payroll processing business and the continued integration of CRI into our existing business model. For example, if we are unable to provide accurate and timely payroll information, cash deposits or tax return filings, that failure could be costly to correct and may have a significant negative impact on our ability to attract and retain customers, who have a low tolerance for payroll processing errors. The success of our premier payroll service will depend in part on retaining existing customers and maintaining relationships with certain banks and other third parties. If we are unable to do so, it could result in a negative impact on our consolidated results. While the customer base for the QuickBooks Deluxe Payroll service continues to expand, the service is not yet generating material revenues and we must continue to focus on streamlining the customer activation process.

QuickBooks 2000 features the QuickBooks Internet Gateway platform of connected and integrated electronic services. It is designed to offer small businesses direct access to business services from third parties, such as electronic postage and merchant account services, that can help them more easily and efficiently manage their business. It also features QuickBooks Site Solutions, a new web site creation and domain name registration tool that enables small businesses to quickly establish a presence on the Web. These new features are strategically important to Intuit as a way to expand our customer base and generate more revenue and profit per customer. While we are encouraged by preliminary results for these services, future revenues and profits are subject to a variety of risks and uncertainties. See "Cautions about Forward-Looking Statements and Investment Considerations," above.

Tax Division.  Tax division revenues come primarily from the following sources:

     - Quicken TurboTax and MacInTax personal desktop tax preparation products

     - Professional tax preparation products (ProSeries and Lacerte product lines)

     -    Quicken TurboTax for the Web electronic tax preparation services

     -    Electronic filing services

Overall, tax division revenues for the three and nine-month periods ended April 30, 2000 increased by 47% and 13% respectively, compared to the same periods last year. The increase in revenue for the three-months ended April 30, 2000 was due primarily to the deferral of significant electronic filing and state product revenues in our second fiscal quarter which were subsequently recognized in our third fiscal quarter. These deferrals were significantly higher this year as a result of the increased popularity of electronic filing and more aggressive free state product promotions with certain versions of our Quicken Turbo Tax product. While we experienced significant unit sales growth for the three and nine months ended April 30, 2000, we also experienced extreme pricing pressures from both H&R Block's aggressively priced TaxCut product and from Microsoft's TaxSaver product, including free product offerings from Microsoft. The increased competition resulted in lower average selling prices in response to these pricing pressures. We also experienced significantly higher revenues and volume for Quicken TurboTax for the Web and for electronic filing compared to last year. Unit sales and revenue from our Quicken TurboTax for the Web increased by approximately 470% and 120%, respectively, for the nine months ended April 30, 2000 compared to the same period last year. Unit growth was driven in part by free units offered through our Quicken Tax Freedom Project. Unit sales and revenue from our electronic filing services increased by approximately 73% and 88%, respectively, for the nine months ended April 30, 2000 compared to the same period last year. While we are encouraged by 1999 tax season results, we do not expect comparable growth rates for our web-based offerings in our 2000 tax season.

In March 2000, Microsoft announced that it would discontinue its TaxSaver product after the 1999 tax season. However we believe they plan to offer H&R Block's TaxCut product on the MSN network for the 2000 tax season. Accordingly, we expect the personal tax market to remain extremely competitive for the foreseeable future.

Although we are encouraged by the year-to-date results for our personal tax products, revenues for the full tax season are still subject to product returns from our retail distribution channels. While we expect our reserves for returned products will be adequate to cover retailers' returns of unsold products during the next two quarters, higher than expected returns could have a negative impact on revenue for the full season.

Revenues for our professional tax (ProSeries) products and products from our Lacerte subsidiary increased by 22% and 13% for the three and nine-month periods ended April 30, 2000 respectively, compared to the same periods last year. This growth is attributable to a combination of a continued shift to higher priced products, increased pay-per-return revenues and growth in our customer base due in part to our acquisitions of Compucraft and TaxByte during 1999. In addition, we continue to experience a high customer renewal rate.

Consumer Finance Division. Consumer finance division revenues come primarily from the following sources:

     -    Quicken product line

     - Advertising and sponsorship fees from the consumer areas of our Quicken.com website

     - Implementation, marketing and transaction fees from financial institutions (including marketspace participants) providing services through Quicken and Quicken.com

     -    Consumer mortgage placement and servicing fees through Quicken Loans

Overall, consumer finance division revenues were down 10% and roughly flat for the three and nine-month periods ended April 30, 2000, respectively, compared to the same periods a year ago. These results reflect strong revenue growth for our Quicken product line and growth in Internet-based revenues, offset by a significant decline in revenues for Rock's mortgage business from the year-ago periods. Quicken revenue increased compared to the same periods of the prior year primarily due to strong consumer demand resulting from aggressive retail promotions with our tax products. While overall Quicken revenue growth is strong year-to-date, Quicken revenue in the third quarter this year was relatively flat compared to the third quarter of fiscal 1999. We believe this is attributable to a significant number of customers upgrading in the first half of the fiscal year, due to Year 2000 concerns. We anticipate that this shift will continue to impact upgrade sales and that Quicken revenue may continue to decline compared to fiscal 1999 levels for the remainder of our fiscal year.

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

Consumer division revenue growth also benefited from an increase in certain Internet-based revenue compared to the same periods last year. This increase was largely due to higher advertising, sponsorship and transaction-related revenue through Quicken.com and Quicken. However, revenue growth was not uniform across all of our Internet product and service offerings in the Consumer division. For example, advertising revenue from our Quicken.com site has grown relatively rapidly. However, revenue from Quicken Loans was substantially lower than in the same periods a year ago. Quicken Loans now encompasses Intuit's online mortgage business as well as the online and traditional mortgage businesses of Rock Financial, which we acquired in December 1999. The decline in mortgage revenue was primarily due to Rock's decision to close many of its traditional mortgage branch offices in order to focus resources on Internet-based lending, as well as increasing interest rates. Revenue from mortgage transaction fees may continue to be adversely impacted if interest rates continue to rise, and as we continue to phase out Rock's traditional mortgage business. In addition, the acquisition of Rock will continue to result in new business risks and integration challenges common in all acquisitions. For example, our ability to successfully facilitate the application, approval, and closing process in loan applications on a timely basis will have a significant impact on our ability to attract customers to our mortgage service. Our ability to succeed in the mortgage business will depend in part on maintaining relationships with certain banks and other third parties who we will rely on to provide access to capital, and later, service the loans. If we are unable to do so, it could have a negative impact on our consolidated results.

The revenue growth we've experienced in our Internet products and services has been generated in part by collaborating with third party online service and content providers such as At Home Corporation (doing business as "Excite@Home") and AOL, which have helped to increase traffic to our Quicken.com website. The Excite@Home agreement calls for us to share revenue generated from our Quicken.com site and the AOL agreement calls for us to make significant guaranteed payments to AOL over the term of the agreement. While the Internet provides a significant opportunity for revenue growth, our financial commitments to these and other third party providers are significant and we must continue to increase traffic and revenue in order for our Internet businesses to become profitable. Our ability to maintain important relationships with Internet portals, distributors and content providers will also have an impact on traffic and revenues. If our website traffic and revenue expectations aren't met, there could be a significant negative impact on our operating results.

International Division. International division revenues come primarily from the following sources:

     -    Japanese QuickBooks and other small business products

     -    Canadian Quicken, QuickBooks and Tax products

     -    German Quicken, QuickBooks and Tax products

     -    United Kingdom Quicken and QuickBooks products

In addition to the above, we also operate in smaller European, Asian and Latin American markets. Overall, international division revenues increased 67% and 46% for the three and nine-month periods ended April 30, 2000 compared to the same periods last year. This increase is a result of stronger sales of Quicken and QuickBooks in both Canada and the U.K., higher sales of the Yayoi small business product in Japan, and favorable currency fluctuations in Japan. Partially offsetting these increases was a decline in revenues in Germany, which experienced reduced revenue but increased profitability due to a shift in our German business model from direct participation in the market to a third party distribution arrangement.

COST OF GOODS SOLD

                                                  Three Months Ended April 30,           Nine Months Ended April 30,
     (Dollars in millions; unaudited)           1999        Change        2000         1999        Change        2000
                                               ------       ------       ------       ------       ------       ------
     Product ............................      $ 53.8           40%      $ 75.5       $163.0           38%      $225.0
     % of revenue .......................          21%                       23%          22%                       24%

     Amortization of purchased software &      $  1.9           10%      $  2.1       $  5.6           25%      $  7.0
     other
     % of revenue .......................           1%                        1%           1%                        1%

     Total ..............................      $ 55.7           39%      $ 77.6       $168.6           38%      $232.0
     % of revenue .......................          21%                       24%          23%                       25%

There are two components of cost of goods sold. The largest is the direct cost of manufacturing and shipping products and offering services. The second component is the amortization of purchased software, which is the cost of products obtained through acquisitions. Total cost of goods sold increased to 24% and 25% of revenue for the three and nine-months ended April 30, 2000 compared to 21% and 23% for the same periods of the prior year. These increases are primarily attributable to two factors. First, consistent with our growing Internet-based business, we are experiencing a significant increase in related hardware and infrastructure costs as we purchase equipment to increase our Internet capability and capacity. These costs are classified as cost of goods sold and, as a percentage of revenue, are significantly higher than the costs of goods sold for our traditional desktop software business. Second, our service businesses, such as payroll processing and QuickBooks Support Network, generally have higher cost of goods sold compared to the sale of packaged software. As these businesses contribute a higher proportion of total revenue, we anticipate that our cost of goods sold will continue to increase. Note that results from CRI, our payroll processing subsidiary that we acquired in May 1999, are included in fiscal 2000 results but not in the fiscal 1999 comparison periods, which contributed to the year-over-year increase in cost of goods sold.

     OPERATING EXPENSES


                                                        Three Months Ended April 30,             Nine Months Ended April 30,
     (Dollars in millions; unaudited)                  1999        Change        2000         1999        Change         2000
                                                      ------       ------       ------       ------       ------        ------
     Customer service & technical support ......      $ 29.6            7%      $ 31.6       $101.6           12%       $113.6
     % of revenue ..............................          11%                       10%          13%                        12%

     Selling & marketing .......................      $ 50.8           19%      $ 60.2       $175.1           23%       $216.2
     % of revenue ..............................          19%                       18%          23%                        23%

     Research & development ....................      $ 34.3           19%      $ 40.8       $104.3           21%       $126.5
     % of revenue ..............................          13%                       12%          14%                        14%

     General and administrative ................      $ 20.2            0%      $ 20.0       $ 59.1           10%       $ 64.8
     % of revenue ..............................           7%                        6%           8%                         7%

     Charge for purchased research and
     development ...............................      $   --          N/A       $   --       $   --          100%       $  1.3
     % of revenue ..............................         N/A                       N/A          N/A                          0%

     Other acquisition costs, including
     amortization of goodwill and purchased
     intangibles ...............................      $ 20.9           78%      $ 37.3       $ 62.8           89%       $118.8
      % of revenue .............................           8%                       11%           8%                        13%

     Other acquisition related costs-
     amortization of deferred compensation .....      $   --          100%      $  1.1       $   --          100%       $  2.9
     % of revenue ..............................         N/A                         0%         N/A                          0%

     Reorganization costs ......................      $   --          N/A       $   --       $  2.0           75%       $  3.5
     % of revenue ..............................         N/A                       N/A            0%                         0%

Customer Service and Technical Support. Customer service and technical support expenses were 10% and 12% of revenue for the three and nine-months ended April 30, 2000 compared to 11% and 13% for the same periods of the prior year. This improvement reflects the acquisition of CRI which experiences comparatively lower customer service and technical support expenses as a percentage of revenue. We have also benefited from our efforts to provide customer service and technical support less expensively through websites and other electronic means and from the expansion of our fee-for-support programs.

Selling and Marketing. Selling and marketing expenses were 18% and 23% of revenue for the three and nine-months ended April 30, 2000 compared to 19% and 23% for the same periods of the prior year. The decrease in selling and marketing costs for the three month period is attributable to our acquisition of CRI, which experiences comparatively lower selling and marketing expenses as a percentage of revenue. This was partially offset by the aggressive marketing programs relating to the expansion of our Internet-based businesses and the extremely competitive personal tax season.

Research and Development. Research and development expenses were 12% and 14% of revenue for the three and nine-months ended April 30, 2000 compared to 13% and 14% of revenue for the same periods of the prior year. This decline in the three-month period reflects the acquisition of CRI which experiences comparatively lower research and development expenses as a percentage of revenue. We expect to continue significant investments in research and development due to our efforts to develop our Internet-based businesses and believe that these expenditures will impact our results for the remainder of fiscal 2000 and beyond. If such expenses exceed our current expectations, they may have an adverse effect on operating results. This could occur, for example, if we were to undertake a costly product development venture in response to competitive pressures or other market conditions.

General and Administrative. General and administrative expenses were 6% and 7% of revenue for the three and nine-months ended April, 2000 compared to 7% and 8% for the same periods of the prior year. For fiscal 2000, we expect general and administrative expenses to remain roughly flat as a percentage of revenue compared to fiscal 1999.

Charge for Purchased Research and Development. For the nine months ended April 30, 2000, we recorded charges for purchased research and development as a result of our Boston Light and Hutchison acquisitions. In connection with these acquisitions, we used third party appraisers' estimates to determine the value of in-process projects under development for which technological feasibility had not been established. The total value of these projects at the time of the acquisitions was determined to be approximately $1.3 million and was expensed in the three months ended October 31, 1999. The value of the projects was determined by estimating the costs to develop the in-process technology into commercially feasible products, estimating the net cash flows we believed would result from the products and discounting these net cash flows back to their present value. We believe the products related to these charges will be completed during our fiscal year 2000, and that the risk of these products not being successfully completed is low.

Other Acquisition Costs. Other acquisition costs include the amortization of goodwill and purchased intangibles and deferred compensation costs that are recorded as part of an acquisition. These costs increased to $37.3 million and $118.8 million for the three and nine-months ended April 30, 2000 compared to $20.9 million and $62.8 million for the same periods of the prior year. These increases ware primarily attributable to the amortization of intangibles associated with our acquisition of CRI in May 1999, and our acquisitions of Secure Tax, Boston Light and Hutchison in August 1999, and Turning Mill Software in November 1999.

The high levels of non-cash amortization expense related to completed acquisitions will continue to have a negative impact on operating results in future periods. Assuming no additional acquisitions and no impairment of value resulting in an acceleration of amortization, amortization will be approximately $167.3 million, $148.0 million, $142.8 million and $118.7 million for the years ending July 31, 2000 through 2003, respectively. If we complete additional acquisitions or accelerate amortization in the future, there could be an incremental negative impact on operating results.

Reorganization Costs. Reorganization costs represent the costs associated with Rock's closure of numerous branch offices in Michigan prior to its acquisition by Intuit as the mortgage business began to transition from a traditional branch-based business to an on-line transaction-based business. These costs increased to $3.5 million for the nine-month period ended April 30, 2000 from $2.0 million for the same period of the prior year.

OTHER INCOME

For the three and nine months ended April 30, 2000, interest and other income and expense, net, increased to $14.5 million and $30.0 million compared to $5.3 million and $12.6 million for the same periods a year ago, reflecting increased cash and short-term investment balances due primarily to the sale of marketable securities. For the three and nine-months ended April 30, 2000, we recorded gains from marketable securities of $422.2 million and $402.1 million compared to $58.6 million and $68.7 million for the same periods a year ago. We have elected to report our At Home and VeriSign common stock as trading securities and are required to mark to market the fluctuations in the stock price and report the fluctuations in our earnings. Recent volatility in the market has significantly impacted the value of our trading securities and consequently, our operating results and we expect this to continue as long as we hold these securities. See Note 1 for additional information regarding our marketable securities.

INCOME TAXES

For the three and nine-months ended April 30, 2000, we recorded income tax provisions of $200.2 million and 195.6 million on a pretax income of $497.2 million and $483.9 million, respectively. This compares to income tax provisions of $38.6 million and $56.3 million on a pretax income of $114.0 million and $179.9 million, respectively for the same periods of the prior year. At April 30, 2000, there was a valuation allowance of $11.6 million for tax assets of our international subsidiaries based on management's assessment that we may not receive the benefit of certain loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2000, our unrestricted cash and cash equivalents totaled $962.1 million, a $407.9 million increase from July 31, 1999. Liquidity improvement was the result of net cash provided by operating, investing, and financing activities. Cash from operating activities is driven by the seasonality of our business, which typically results in the majority of net revenues and cash receipts occurring in the January and April quarters, though operating expenses are incurred throughout the year.

Our operations provided $218.5 million in cash during the nine months ended April 30, 2000. Primary sources of cash were net income of $288.5 million, net income adjustments made for non-cash items such as acquisition charges, depreciation, gains from the sale of marketable securities and an increase in liabilities. The increase in liabilities was driven primarily by increased income taxes payable from our realized gains from the disposition of marketable securities, such as Checkfree, At Home, and VeriSign Inc. (see Note 1). We also experienced increased liabilities due to the seasonality of our business and the resulting increase in accruals for product returns, customer rebates and accrued technical support expenses. These sources of cash were offset significantly by an increase of $64.4 million in accounts receivable that is attributable to the large volume of seasonal product shipments to retailers and distributors that typically occur in our second and third fiscal quarters.

Investing activities generated $129.6 million in cash for the nine months ended April 30, 2000. The primary contributor to cash included net proceeds of $519.2 million from the sale of our marketable securities. This was significantly offset by net purchases of $219.2 million in short-term investments, the purchase of $71.7 million in property and equipment and the purchase of $16.5 million in marketable securities. Property and equipment purchases were made to support our ongoing operations, information system upgrades and our growing Internet-based businesses. We also used $54.6 million in cash for our acquisitions of SecureTax and Hutchison.

Financing activities provided $59.8 million for the nine months ended April 30, 2000, primarily attributable to proceeds from the exercise of employee stock options. This was partially offset by the decrease in our line of credit as we funded new consumer mortgage loans during the period.

We currently hold investments in a number of publicly traded companies (see Note
1). The volatility of the stock market and the potential risk of fluctuating stock prices may have an impact on our future liquidity. Due to our reporting of the At Home and VeriSign shares as trading securities, future fluctuations in the carrying values of At Home and VeriSign will impact our earnings (see Note
1). If future declines in our other marketable securities are deemed to be permanent, they will also impact our earnings. Investors should note that many high technology companies, including At Home and VeriSign, have recently experienced significant declines in their stock prices.

In connection with our acquisition of CRI (see Note 4), we are required to pay three annual installments of $25 million, one of which was paid in the fourth quarter of fiscal 2000. In the normal course of business, we enter into leases for new or expanded facilities in both domestic and international locations. We also evaluate the merits of acquiring technology or businesses, or establishing strategic relationships with and investing in other companies. Accordingly, it is possible that we may decide to use cash and cash equivalents to fund such activities in the future. For example, if we exercise our option to purchase VFSC (see Note 11) and elect to pay all or a significant portion of the exercise price in cash, this would have a negative impact on our liquidity.

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

Costs directly attributed to our Year 2000 project were approximately $6.5 million in fiscal 1999. We currently anticipate direct costs in the range of $8 to $12 million for fiscal year 2000, including costs associated with ongoing maintenance and support activity in fiscal year 2000, and including costs associated with the manufacture and distribution of free solutions for products that are not Year 2000 compliant or in certain cases that were not tested for Year 2000 compliance. For example, we gave approximately 350,000 of our QuickBooks online customers free upgrades to bring them into Y2K compliance. We don't know how many of those customers would have paid for a new product if we had not provided the free upgrade, so we are unable to precisely quantify the amount of lost revenue due to the free upgrades. However, this action did lead to a decline in customer upgrades and resulting QuickBooks revenue for the third quarter of fiscal 2000, and the third quarter trend is expected to continue into the fourth quarter. We are experiencing a similar pattern in fiscal 2000 quarterly revenue for Quicken, due in part to free Y2K upgrades provided to online customers.

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

MARKETABLE SECURITIES

We also carry significant balances in marketable equity securities as of April 30, 2000. These securities are subject to considerable market risk due to their volatility. See Note 1 of the financial statement notes for more information regarding risks related to our investments in marketable securities.

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

PRINCIPAL AMOUNTS BY EXPECTED MATURITY:
(in thousands, except interest rates; unaudited)

                                                     EXPECTED MATURITY DATE (1)
                                                      PERIOD ENDING APRIL 30,                            FAIR VALUE
                                      -----------------------------------------------------               APRIL 30,
                                        2000        2001       2002       2003       2004      TOTAL        2000
                                      --------    --------   --------   --------   --------   --------   ----------
ASSETS:

Mortgage Loans ....................   $ 65,480          --         --         --         --   $ 65,185    $ 66,975
       Average Interest Rate ......       9.04%                                                   9.04%

LIABILITIES:

Lines of Credit ...................   $ 18,839          --         --         --         --   $ 18,791    $ 19,000
       Average Interest Rate ......       8.38%                                                   8.38%


(1) In the ordinary course of our mortgage business, expected maturity is based on the assumption that loans will be re-sold in the indicated period.

Based on the carrying values of our mortgage loans and lines of credit that we held at April 30, 2000, we do not believe that short-term changes in interest rates would have a material effect on the interest income we earn on loans held for sale in the secondary market, interest expense on our lines of credit or the value of mortgage loans that we hold for sale in the secondary market. See Notes 1 and 5 of the financial statement notes for more information regarding risks related to our mortgage loans and lines of credit.

IMPACT OF FOREIGN CURRENCY RATE CHANGES

During fiscal 1999, the currency of our Japanese subsidiary strengthened while the currencies of our other subsidiaries remained essentially stable. As of April 30, 2000, the currency of our Japanese subsidiary has continued to strengthen and the currencies of our other subsidiaries have remained essentially stable since the end of our 1999 fiscal year. Because we translate foreign currencies into U.S dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. We believe that our exposure to currency exchange fluctuation risk is insignificant, primarily because our international subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. For the quarter ended April 30, 2000, there was an immaterial currency exchange impact from our intercompany transactions. Currency exchange risk is also minimized since foreign debt is due almost exclusively in local foreign currencies. As of April 30, 2000, we did not engage in foreign currency hedging activities.


--------------------------------------------------------------------------------

PART II
ITEM 1
LEGAL PROCEEDINGS

--------------------------------------------------------------------------------


Intuit was a defendant in a consolidated class action lawsuit in California which alleged that certain of its Quicken products have on-line banking functions that are not Year 2000 compliant. On October 13, 1999 the court dismissed the case without leave to amend. In May 2000, plaintiffs were awarded nominal attorneys' fees. If plaintiffs do not appeal the case dismissal or the fees award, this case will be over.

On March 3, 2000 a class action lawsuit, Bruce v. Intuit Inc., was filed in the United States District Court, Central District of California, Eastern Division. Two virtually identical lawsuits were later filed: Rubin v. Intuit Inc., was filed on March 8, 2000 in the United States District Court, Southern District of New York and Newby v. Intuit Inc. was filed on April 27, 2000, in the United States District Court, Central District of California, Eastern Division. A similar lawsuit, Almanza v. Intuit Inc. was filed on March 22, 2000 in the Superior Court of State of California, San Bernadino County, Rancho Cucamonga Division. These purported class actions allege violations of various federal and California statutes and common law claims for invasion of privacy based upon the alleged intentional disclosure to third parties of personal and private customer information entered at Intuit's Quicken.com website. The complaints seek injunctive relief, orders to disgorge profits related to the alleged acts, and statutory and other damages. To date, the Rubin complaint has not been served.

In addition, on April 19, 2000, Bosch v. Intuit Inc. was filed in the Superior Court, State of California, County of Los Angeles, Central District. This lawsuit alleges violations of California statutes for alleged false and deceptive advertising and unlawful business practices related to QuickBooks products and purchasing the Tax Table Service. Plaintiff seeks injunctive relief, an order to disgorge profits, restitution and attorneys' fees.

Intuit is subject to other legal proceedings and claims that arise in the normal course of our business. We currently believe that the ultimate amount of liability, if any, for any pending actions (either alone or combined) will not materially affect our financial position, results of operations or liquidity. However, the ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact. Regardless of outcome, litigation can have an adverse impact on Intuit because of defense costs, diversion of management resources and other factors.


--------------------------------------------------------------------------------

ITEM 5
OTHER MATTERS

--------------------------------------------------------------------------------


CHANGES IN EXECUTIVE OFFICERS

As of June 9, 2000, Intuit's executive officers are as follows:

NAME                          POSITION
----                          --------
Sonita J. Ahmed               Vice President, Finance
Stephen M. Bennett            President and Chief Executive Officer
Scott D. Cook                 Chairman of the Executive Committee of the Board of Directors
Caroline F. Donahue           Vice President, Sales
Eric C.W. Dunn                Senior Vice President and Chief Technology Officer
Linda Fellows                 Vice President, Investor Relations and Treasurer
Daniel B. Gilbert             Vice President, Quicken Loans
Alan A. Gleicher              Senior Vice President, International Division
Larry King, Jr.               Vice President, Payroll Services Group
David A. Kinser               Senior Vice President, Service Delivery and Operations
Elisabeth M. Lang             Vice President, Corporate Public Relations and Marketing Communications
Daniel T. Nye                 Vice President, Small Business Division
Carol Novello                 Vice President, Financial Supplies Group
Enrico Roderick               Vice President, Personal Finance Group
Greg J. Santora               Senior Vice President, Finance and Corporate Services; Chief Financial Officer
Raymond G. Stern              Senior Vice President, Corporate Strategy and Marketing
Catherine L. Valentine        Vice President, General Counsel and Corporate Secretary
Larry J. Wolfe                Senior Vice President, Tax Products Division


--------------------------------------------------------------------------------

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------


(a)      THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS REPORT:

 3.01          Restated Certificate of Incorporation as of January 19, 2000

10.01          Separation Agreement between Mark Goines and Intuit Inc. dated
               March 9, 2000

10.02          Separation Agreement between James Heeger and Intuit Inc. dated
               May 2, 2000

10.03          Commercial lease between Intuit Inc. and Broderick Way Partners,
               LLC dated January 31, 2000 (2700 Broderick Way, Mountain View,
               CA)

10.04          Office Lease Agreement between Lacerte Software Corporation and
               KCD-TX I Investment Limited Partnership dated February 22, 2000
               (Plano, Texas)

10.05          Consent to Sublease Agreement among Intuit Inc. as subtenant,
               Spieker Properties, L.P. and Franklin Templeton Corporate
               Services, Inc. dated March 31, 2000 (Eastgate Mall, San Diego,
               CA)

27.01 Financial Data Schedule (filed only in electronic format) period ended April 30, 2000

27.02 Financial Data Schedule (filed only in electronic format) period ended April 30, 1999

----------------

(b)      REPORTS ON FORM 8-K:

         None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                INTUIT INC.
                                (REGISTRANT)





Date:  June 14, 2000            By:    /s/ Greg J. Santora
                                   ---------------------------------------------
                                       Greg J. Santora
                                       Senior Vice President and Chief Financial
                                       Officer (Principal Financial and
                                       Accounting Officer)

                               INDEX TO EXHIBITS


NUMBER                             DESCRIPTION
------                             -----------
 3.01          Restated Certificate of Incorporation as of January 19, 2000

10.01          Separation Agreement between Mark Goines and Intuit Inc. dated
               March 9, 2000

10.02          Separation Agreement between James Heeger and Intuit Inc. dated
               May 2, 2000

10.03          Commercial lease between Intuit Inc. and Broderick Way Partners,
               LLC dated January 31, 2000 (2700 Broderick Way, Mountain View,
               CA)

10.04          Office Lease Agreement between Lacerte Software Corporation and
               KCD-TX I Investment Limited Partnership dated February 22, 2000
               (Plano, Texas)

10.05          Consent to Sublease Agreement among Intuit Inc. as subtenant,
               Spieker Properties, L.P. and Franklin Templeton Corporate
               Services, Inc. dated March 31, 2000 (Eastgate Mall, San Diego,
               CA)

27.01 Financial Data Schedule (filed only in electronic format) period ended April 30, 2000

27.02 Financial Data Schedule (filed only in electronic format) period ended April 30, 1999