Form 10-K405
period 2000-07-31
INTUIT INC
filed 2000-10-13
CIK 896878

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

    [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JULY 31, 2000 OR

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

    Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of September 29, 2000, there were 206,281,121 shares of the Registrant's common stock, $0.01 par value, outstanding. This is the only outstanding class of common stock of the Registrant. As of that date, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant (based on the closing price of $57.00 for the common stock as quoted by the Nasdaq National Market on such date), was approximately $10,600,035,666.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in December 2000 are incorporated by reference into Part III of this report on Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             FISCAL 2000 FORM 10-K

                                  INTUIT INC.

                                     INDEX

  ITEM                                                                  PAGE
  ----                                                                  ----
                                PART I
ITEM 1:   Business....................................................    3
ITEM 2:   Properties..................................................   15
ITEM 3:   Legal Proceedings...........................................   16
ITEM 4:   Submission of Matters to a Vote of Security Holders.........   16
ITEM 4A:  Executive Officers of the Registrant........................   16
                               PART II
          Market for Registrant's Common Equity and Related
ITEM 5:   Stockholder Matters.........................................   20
ITEM 6:   Selected Financial Data.....................................   21
          Management's Discussion and Analysis of Financial Condition
ITEM 7:   and Results of Operations...................................   22
          Quantitative and Qualitative Disclosures About Market
ITEM 7A:  Risk........................................................   39
ITEM 8:   Financial Statements and Supplementary Data.................   41
          Changes in and Disagreements with Accountants on Accounting
ITEM 9:   and Financial Disclosure....................................   74
                               PART III
ITEM 10:  Directors and Executive Officers of the Registrant..........   74
ITEM 11:  Executive Compensation......................................   74
          Security Ownership of Certain Beneficial Owners and
ITEM 12:  Management..................................................   74
ITEM 13:  Certain Relationships and Related Transactions..............   74
                               PART IV
          Exhibits, Financial Statement Schedules and Reports on Form
ITEM 14:  8-K.........................................................   74
Signatures............................................................   78

    Intuit, the Intuit logo, Quicken, QuickBooks, QuickBooks Pro, TurboTax, ProSeries and Lacerte, among others, are registered trademarks and/or registered service marks of Intuit Inc. or one of its subsidiaries. Quicken.com, QuickenInsurance, Quicken Loans and QuickenStore, among others, are trademarks and/or service marks of Intuit Inc. or one of its subsidiaries.

                  CAUTION REGARDING FORWARD-LOOKING STATEMENTS

    Throughout this Form 10-K, you will find "forward-looking" statements, or statements about events or circumstances that have not yet occurred. In some cases, you can identify these statements by forward-looking words such as "may," "might," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue," and other similar terms. These forward-looking statements may include, among other things, projections of our future financial performance, our anticipated growth and anticipated trends in our businesses. These statements are only predictions, based on our current expectations about future events. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements or that predictions or current expectations will be accurate. These forward-looking statements involve risks and uncertainties, and our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. The important factors that could cause our results to differ are discussed under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risks That Could Affect Future Results," beginning on page 32. We encourage you to read that section carefully. We will not necessarily update information in this Form 10-K if any forward-looking statement later turns out to be inaccurate.

                                     PART I

ITEM 1. BUSINESS

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

                               BUSINESS OVERVIEW

INTUIT'S MISSION: REVOLUTIONIZING FINANCIAL AND BUSINESS MANAGEMENT

    Intuit's mission is to revolutionize how people manage their financial lives and small businesses manage their businesses. We strive to offer innovative products and services that drive fundamental changes in how individuals and small businesses manage their activities -- changes so profound that our customers can't imagine going back to the "old way" of doing things.

    We offer a variety of small business, tax preparation and personal finance software products and related products and services that enable people and small businesses to revolutionize how they manage their activities. Our products and services include QuickBooks(R), Quicken(R), Quicken TurboTax(R), ProSeries(R) and Lacerte(R) desktop software products, as well as an expanding array of Internet-based products and services, including QuickBooks Deluxe Payroll service, QuickBooks Internet Gateway services, our Site Builder website tool, Quicken TurboTax for the Web, Quicken.com(SM), Quicken Loans(SM) and QuickenInsurance(SM). Details about our products and services are provided beginning on page 5.

BUSINESS STRATEGY AND KEY INITIATIVES

    We accomplish our mission by identifying common but complex customer problems, and developing simple, easy-to-use solutions that can be marketed to large numbers of customers. Here are two key principles we follow as we drive to be the best we can be:

    - CONTINUE TO CHANGE OUR MINDSET IN ORDER TO INNOVATE AND GROW.

     Achieving our objectives requires us to continually evaluate and change the way we think about our businesses, in order to keep pace with our customers' evolving needs and changes in the markets we serve. For example, we are redefining the markets in which we participate in order to drive growth. We are broadening our focus from single point products, such as our QuickBooks desktop accounting software, to more comprehensive customer solutions -- small business management tools that include QuickBooks complemented by financial supplies, Site Builder, online payroll services and the QuickBooks Internet Gateway. Other examples of our changing mindset are our shift from exclusively desktop solutions to products and services for both desktop and Web platforms; and the expansion of our strategic relationships with third parties that allow us to provide a broader set of solutions to our customers.

    - ACHIEVE SUSTAINABLE COMPETITIVE ADVANTAGE IN EACH OF OUR BUSINESSES.

     We believe that achieving sustainable competitive advantage is the key to reaching our long-term growth and profitability goals. Accordingly, in each of our businesses we seek to identify and exploit important advantages that differentiate us from our competitors and that are built into the structure of the business. Examples of sustainable competitive advantage include quickly achieving industry-leading volume in businesses with high fixed costs and low marginal costs, and pursuing businesses with a strong "network effect," where more value is created for all customers as more customers adopt our solution.

    Following are four key initiatives that are fundamental to all of our business activities:

    1. SOLVE CUSTOMER PROBLEMS THROUGH INNOVATIVE SOLUTIONS.

       We strive to solve complex customer problems with innovative and easy-to use solutions. For example, establishing a web presence has been a complicated and expensive challenge for many small businesses. Our Site Builder website creation tool gives small businesses a fast, easy and affordable way to build and manage a professional-looking website. As another example, preparing tax returns is a complex, paper-intensive process involving extensive manual data entry. Through our innovative "10 Minute Tax Return" vision, we are striving to create a seamless, end-to-end electronic solution by enabling electronic downloads of relevant tax data -- such as W-2 information from employers and 1099 information from financial institutions.

    2. DRIVE GREAT CUSTOMER EXPERIENCE THROUGH OPERATIONAL RIGOR.

       Our goal is to deliver the best possible customer service and experience in the most cost-effective and efficient manner. By taking advantage our operational infrastructure and processes, we strive to consistently deliver this result to our customers. Our organization consists of business divisions that have responsibility for the total customer experience, from product development through marketing and sales, and ongoing customer service and support. For the functional organizations that support our business divisions (such as manufacturing and data center operations), we strive to achieve organization-wide learning in order to share experience and knowledge across all our business divisions. We recognize the need to be both a "small" company and a "big" company, to foster a fast, innovative, entrepreneurial culture, while effectively taking advantage of the opportunities offered by our size and scale.

    3. USE TECHNOLOGY TO SHAPE STRATEGY AND DELIVER MORE VALUE TO CUSTOMERS, EMPLOYEES AND SHAREHOLDERS.

       We believe our use of technology is a competitive advantage. We use technology to create better and more innovative products and services, to expand and improve our delivery channels, to improve our customer interactions, and to enhance our operational effectiveness.

    4. PROVIDE A GREAT PLACE TO WORK THAT ATTRACTS GREAT PEOPLE.

       Our employees are the key to our success. We strive to maintain a productive and performance oriented work environment that supports employee growth and development, recognizes and rewards contributions, and reinforces positive individual and team dynamics.

                             PRODUCTS AND SERVICES

    Intuit offers products and services through four principal business divisions: Small Business, Tax, Consumer Finance and International.

SMALL BUSINESS DIVISION

    QuickBooks and QuickBooks Pro(R) Software. Our QuickBooks product line brings extensive bookkeeping capabilities to small business users in an easy-to-use design that does not require customers to be familiar with debit/credit accounting. QuickBooks Pro products address the needs of U.S. small businesses that are project, job or time based, that require a multi-user product or that desire more extensive features. In January 2000, we launched QuickBooks 2000, which features the QuickBooks Internet Gateway platform of online small businesses services, as well as the Site Builder website creation tool.

    Internet-Based Small Business Services. The QuickBooks Internet Gateway platform gives our QuickBooks 2000 customers direct access to a broad range of online "e-service" offerings from third-party vendors that address the specific needs of small businesses. We currently offer over a dozen Gateway services, including the QuickBooks Merchant Account Service, which enables small businesses to accept credit card payments from their customers; the QuickBooks Postage Service, which allows customers to purchase postage electronically; and the QuickBooks Shopping Source, which enables customers to find, compare and purchase office supplies and other small business products and services from within QuickBooks 2000. Gateway vendors pay us a placement fee and/or a portion of their Gateway-generated revenues to participate.

    QuickBooks 2000 also features the Site Builder website creation tool, a subscription service that enables small businesses to set up and maintain professional-looking web sites quickly and inexpensively. Site Builder is also available on a stand-alone basis for customers who do not use QuickBooks. We plan to use Site Builder as the platform for Site Solutions, an expanded range of e-services that Intuit expects to begin offering during fiscal 2001.

    Our Internet-based small business services are strategically important to Intuit as a way to expand our customer base and generate more revenue and profit per customer. However, there are business risks associated with these services, including whether customers will accept the new and proposed services, and whether the third party vendors that participate in the services will be satisfied with the benefits they receive from the services. See "Risks That Could Affect Future Results."

    Payroll Services. We offer several payroll services for small businesses. Our Basic Payroll Service is a payroll tax table subscription service for small business customers that need current tax tables to prepare their own payrolls. Our QuickBooks Deluxe Payroll Service is an online payroll services that handles all aspects of payroll processing, including tax payments. It is fully integrated with QuickBooks, so customer data entry is minimized. Our Premier Payroll Service provides traditional, full service payroll processing, tax payment and check delivery services on a "private label" basis to customers of participating financial institutions. While the payroll processing business provides us with a significant opportunity to generate recurring revenue, there are business risks associated with it, including increased operating expenses, the potential loss of customers and liability exposure if we make payroll processing errors. See "Risks That Could Affect Future Results."

    QuickBooks Support Network ("QBSN"). QBSN(SM) is our subscription-based technical support program for QuickBooks users. The program reflects our belief that high-quality customer support tailored to the specific requirements of small businesses has the potential to be a profitable and strategically important business, and can also help us control technical support costs. Although QBSN has become a growing source of incremental recurring revenue for us, we face ongoing challenges in improving customer satisfaction and subscription renewal levels.

    Financial Supplies. We offer a range of financial supplies designed for use with our small business and consumer finance desktop software products. Supplies include paper checks, envelopes, invoices, business forms, deposit slips and rubber stamps. Many products can incorporate small business' custom company logos and offer a variety of color, font and design options.

    Since September 1995, we have had an exclusive contract with John H. Harland Company to print all of our checks and other imprinted products. We renegotiated the contract in January 2000 and extended it for an additional five years. The products provided by Harland accounted for about 75% of our supplies revenue in fiscal 1999 and 2000. We believe our relationship with Harland is strong, and the renegotiated terms of the contract are favorable to Intuit. However, if there are any problems with Harland's performance, it could have a material negative impact on sales of supplies and on Intuit as a whole.

TAX DIVISION

    Desktop Consumer Tax Software. Our Quicken TurboTax desktop products are designed to make it easy and fast for individuals and small business owners to prepare their own federal and state personal and business income tax returns. Our tax products are designed to be easy to use, but sophisticated enough for complicated tax returns.

    Web-Based Consumer Tax Preparation and Electronic Filing Services. Quicken TurboTax for the Web is an interactive tax preparation service that allows individual taxpayers to prepare their federal and state income tax returns entirely online. This service is enabling us to reach a different segment of consumer tax customers than those who use our desktop products, as more than 80% of Quicken TurboTax for the Web tax filers in fiscal 2000 were new customers for Intuit. Customers of our desktop and web-based tax preparation software can file their federal (and most state) tax returns electronically through our electronic filing center. Demand for online tax preparation and electronic filing has increased dramatically during the past two tax seasons. While our service reliability and responsiveness were very good during fiscal 2000, we must continue to expand our capacity and scale the infrastructure to accommodate significant future growth in customer demand, while maintaining high service levels.

    During the 1998 tax year, we initiated the Quicken Tax Freedom Project, a philanthropic public service initiative designed to address the "Digital Divide," under which we provide online tax preparation and electronic filing services at no charge to federal and state tax filers with adjusted gross incomes of $20,000 or less. We expanded the scope of this program during the 1999 tax year to include anyone who filed a Form 1040EZ, regardless of income level.

    Professional Tax Software. Our ProSeries and Lacerte tax products are designed for tax professionals who prepare tax returns for their individual and business clients. Our ProSeries products emphasize ease-of-use and feature data entry on government form facsimiles. Lacerte products emphasize efficiency and feature customer-tailored data sheet entry. Customers can elect to license professional tax products for a single fee for unlimited annual use or to use them on a "pay-per-return" basis. ProSeries and Lacerte customers can file their returns through our electronic filing services.

    In an effort to broaden our relationship with the accountants that use our professional tax software, in October 2000, we announced IntuitAdvisor(SM), a website channel designed for professional accountants. This subscription-based website, which is expected to launch in December 2000, will offer services to enable professional tax preparers to better manage and grow their businesses. For example, the service will be able to help professional tax preparers set up internal "Intranet" sites to enable them to share information and data with their clients.

CONSUMER FINANCE DIVISION

    Quicken Software. Our Quicken line of desktop software products help users organize, understand and manage their personal finances. Quicken allows customers to reconcile bank accounts, record credit card and other transactions, and track investments, mortgages and other assets and liabilities. Many customers use Quicken products to manage their home-based businesses. We also give Quicken customers easy access to a range of financially-oriented third party products and services, from within the Quicken desktop product, through our Quicken Internet Gateway service.

    Quicken.com. Quicken.com is our primary personal finance website and is freely accessible to the public. It enables customers to automate financial management tasks and make better financial decisions by giving them software tools, resources and objective information about a variety of personal finance topics, including investing, mortgage, insurance, taxes, banking and retirement, in a single online destination. Quicken.com content is created by Intuit as well as by third party publishers and financial experts. We do not currently charge customers a fee to access most features on Quicken.com, but we receive revenue from financial institutions and other companies that advertise and/or sell their products or services through links from Quicken.com.

    Quicken Loans. Quicken Loans combines our former QuickenMortgage(SM) business with the online and traditional lending business of Rock Financial Corporation. We acquired Rock in December 1999 in a "pooling of interests" transaction, which means that in our financial statements, Rock's results from prior years are combined with Intuit's results from prior years. See Note 3 of the financial statements. Through Quicken Loans, consumers can shop and apply for residential mortgages through the Quicken Loans website or by telephone (which we consider our "online" business), or through traditional branch offices (for Michigan residents only). We offer a variety of loans, including fixed rate and adjustable conventional home purchase loans, FHA loans, refinance and home equity loans, and sub-prime loans.

    With the establishment of Quicken Loans, we shifted our mortgage business from a "referral" model, under which Intuit relayed customers' application information to participating lenders for processing and funding, to a "direct" model, under which Intuit manages the entire loan process from origination through funding, and then sells the loans and post-closing servicing obligations in bulk to participating financial institutions. The direct model allows us to offer our consumers a more seamless experience, and also enables us to increase our revenue per loan. During fiscal 2000, we continued a transition process, which Rock began in January 1999, of shifting resources from branch offices to focus on the website and call center -- a process which included consolidating some of the branch office operations and closing approximately 25 branch offices. As a result, the percentage of our mortgage revenue generated and processed online and/or through the call center increased from 18% in fiscal 1999 to 37% in fiscal 2000, although our total mortgage revenue declined significantly. Over the next several years, we expect the percentage of our mortgage revenue generated online will continue to increase, with more rapid growth in online revenues relative to growth in branch-based revenue. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Net Revenue by Business Divisions -- Consumer Finance Division."

    Our mortgage business is subject to a number of risks, including risks associated with our Internet-based businesses generally, and fluctuations in mortgage rates and other interest rates. See "Risks That Could Affect Future Results."

    QuickenInsurance. Our QuickenInsurance website enables customers to educate themselves about, and shop for, insurance products online. We receive initial implementation fees, ongoing annual participation fees and transaction-based fees (for referrals and purchases) from participating carriers, and some carriers also pay us fees for data processing and other administrative services. Users can currently receive quotes and apply for term life insurance from 12 national carriers in 50 states and Washington, D.C. Auto insurance quotes are currently available in 38 states (covering about 95% of the U.S. population), and online purchase for auto insurance is available from two carriers in 34 states (about 80% of the population). Consumers can also purchase from eight auto insurance carriers in 17 states (covering about 60% of the U.S. population) through the carriers' call centers. Progress for our auto insurance business has been slow. Future success will require us to offer a greater choice of quoting carriers in each state, and to provide online purchase or call center fulfillment capability in more states. While we have plans in place to increase carriers and purchasing options, we expect to face continuing challenges in implementing these plans.

    Bill Management Services and other Online Transactions. Our online transactions business includes a range of services, including web-based bill presentment and payment services, desktop bill payment services, online banking services, and the Quicken credit card. In August 2000 we acquired Venture Finance Software Corp., a joint venture company in which we were a 49% non-voting equity holder. VFSC developed the technology for our web-based bill presentment and payment services. See Note 20 of the financial statements. We believe there is significant opportunity for revenue growth in bill management services. However, the timing of widespread consumer and biller adoption of bill management services may still be years away.

INTERNATIONAL DIVISION

    Through our International Division, Intuit has a direct presence in Japan, Canada and the UK. We reach markets across Europe, Southeast Asia and other selected locations through relationships with third parties. During the past few years, we have narrowed our strategic focus to fewer products (primarily small business products) in fewer international markets. We have also established important third-party relationships with local companies in selected locations to help us better address specific markets -- including a comprehensive third party development, marketing and distribution arrangement with Lexware (a subsidiary of Rudolf Haufe Publishing), a leading business software company in Germany, that we entered into in June 1999, and a multi-year comprehensive third party development, marketing and distribution arrangement with Reckon, a leading business software company in Australia. Our international operations are subject to a unique set of risks and challenges, including potential volatility in the political and economic conditions of foreign countries and the need to address unique user requirements in various countries. See "Risks That Could Affect Future Results."

    Japan. The principal products offered by Intuit KK, our Japanese subsidiary, are Yayoi(R), a small business accounting product that addresses the middle segment of the small business market in Japan, as well as a localized version of QuickBooks that is targeted at the lower end of the small business market. Sales of Yayoi products also generate recurring revenue from ongoing support contracts that are sold with the software.

    Canada. We offer localized versions of QuickBooks and Quicken in Canada, as well as QuickTax consumer and professional tax products. We also have a relationship with Rogers Media, Inc., a leading media company in Canada, under which we offer Quicken.ca(SM), a personal finance website with content similar to Quicken.com.

    Europe. We offer localized versions of QuickBooks and Quicken through our office in the United Kingdom. We serve selected European markets with localized versions of QuickBooks and Quicken through our relationship with Lexware in Germany and through other local distributors and agents. Lexware develops and markets products and services for Intuit in Germany under the Intuit brand. We believe that Lexware's local expertise will enable us to deliver products and services that are more customized for the German market.

    Southeast Asia. We offer localized versions of QuickBooks and Quicken products in Australia, New Zealand, Hong Kong, and Singapore, as well as other parts of Southeast Asia through our relationship with Reckon. This relationship includes rights relating to Quicken.com in these territories.

                              PRODUCT DEVELOPMENT

    During the past few years, we have devoted significant resources to developing and expanding new products and services, including QuickBooks Internet Gateway, Site Builder, QuickBooks Deluxe Payroll Service, electronic tax filing for states, and our Quicken.com, Quicken Loans and QuickenInsurance websites, as well as enhancing our desktop software products. Our total research and development expenses as a percentage of net revenue were approximately 15% during each of the last three fiscal years.

    The expansion of our Internet-based products and services has had a significant impact on our development process. Our desktop software products tend to have a fairly predictable, structured development cycle of about 12 - 18 months. Once new products are released, they generally are not modified (except to fix bugs) until the next scheduled product upgrade. However, the development process for Internet-based products is much more rapid, much less predictable, and has much shorter development cycles. In addition, Internet-based products and services must incorporate technology to address customer concerns about privacy and security.

    Over the next few years, we expect that our research and development efforts will continue to focus on moving the functionality of our desktop products to the Internet, and adding complementary products and services that can drive additional, and often recurring revenue, from our core products. Examples of incremental revenue sources include financial supplies and payroll services for our QuickBooks customers, electronic filing and state tax products for our Quicken TurboTax customers, and mortgage, insurance and bill payment services for our Quicken customers. While much of our product development is done internally, we supplement our internal development efforts by acquiring strategically important products and technology from third parties, or establishing other relationships that enable us to expand our business more rapidly.

    The development process for our products and services is complex and involves some risks, including challenges in hiring and retaining highly qualified technical employees, possible delays in product or service launches, challenges posed by Internet-based products and services, as well as potential "bugs." The development of tax preparation software presents a unique challenge because of the demanding annual development cycle required to incorporate annual tax law changes each year. See "Risks That Could Affect Future Results."

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

RETAIL DISTRIBUTION

    We market our desktop software in North America through traditional retail software outlets, computer superstores, office and warehouse clubs and general mass merchandisers, as well as through "e-tailers" that take customer orders for products on their websites. In international markets, we also rely on distributors, value-added resellers and other third parties, who sell products into the retail channel.

    During the past several years, there has been some consolidation among retailers, which has resulted in several large retailers and mass merchandisers with significant bargaining power. We expect to face ongoing challenges in negotiating retail relationships, and in ensuring good access to retail distribution channels, in fiscal 2001 and beyond. See "Competition," and "Risks That Could Affect Future Results." However, we continue to benefit from strong relationships with a number of major retailers, which allows us to minimize our dependency on any specific retailers. No retailer accounted for 10% or more of our revenue during the past three fiscal years, and only one distributor met this threshold. (Ingram Micro Inc. accounted for 15% in fiscal 1998, 16% in fiscal 1999 and 10% in fiscal 2000.) We expect to rely less on distributors in future years as we ship more of our products directly to individual retail locations. See "Manufacturing and Distribution."

    We generally ship substantially more products to our retailers than we expect them to sell in order to reduce the risk that they will run out of products. This is particularly true for our tax products. As a result, we experience significant levels of product returns from the retail channel. See "Risks That Could Affect Future Results."

DIRECT AND ELECTRONIC DISTRIBUTION

    We use direct sales campaigns (such as direct-mail and telephone solicitations, direct-response newspaper and magazine advertising, and television and radio advertising) to generate software orders, stimulate retail demand and generally maintain and increase consumer awareness of our products. Direct marketing campaigns are one of the most effective ways to encourage software upgrades and the purchase of new products and services by existing customers. Direct sales frequently generate significantly higher revenue per unit than retail sales, but this also means that aggressive retail pricing (such as we have seen in the consumer tax area) can harm our direct sales efforts. Direct sales make up a significant portion of total desktop software revenue, accounting for more than a third of our desktop revenues in fiscal 2000.

    Many of our direct customers choose to order and/or take delivery of products electronically through our QuickenStore(SM), Intuit Market.com and other websites. Electronic ordering and delivery are convenient for customers and more cost-efficient for Intuit. Electronic delivery has been a particularly effective method of distribution for our Quicken TurboTax state tax preparation products. During fiscal 2000, approximately 11% of our total net revenue was generated by products ordered and/or delivered electronically. We may be required to make additional investments in our direct distribution operations in order to comply with evolving requirements relating to customer privacy and security. See "Risks that Could Affect Future Results."

OEM, FRANCHISE/CORPORATE AND ADVERTISING SALES

    We have relationships with a number of OEMs, or "original equipment manufacturers," that enable us to generate sales of Intuit products in two ways. First, the OEMs "pre-bundle" entry-level versions of our products on the computer systems that the OEMs sell to their customers. Although these "prebundled" OEM sales sometimes generate little revenue for Intuit (due to the low prices that the OEMs may pay for the products), and reduce profitability in the short term, they are strategically important because they are a good source of new customers. The second source of revenue from the OEM channel is "after sale" programs, where customers who are purchasing custom-configured computers can select and purchase software products that they want to have pre-installed. This is an attractive distribution channel for us, as revenues generally reflect retail pricing but our costs are relatively low. We currently sell QuickBooks and higher-end Quicken products through after-sale programs, and we expect to expand our OEM after-sale program in fiscal 2001.

    We have a franchise/corporate direct sales program through which we make products and services available to a large number of individual users under a license with the franchise or corporation with which the users are associated. For example, we offer QuickBooks products and related services, such as payroll and QuickBooks Support Network, to individual small businesses under a franchise or corporate license. Although fiscal 2000 revenues from this channel were not material, we believe franchise and corporate sales will become a important new distribution channel (especially for our small business products and services) over the next several years.

    A small but increasing portion of our revenue comes from the sale of advertising and sponsorships on Quicken.com, as well as advertising within our desktop products. As this source of revenue has grown, we have developed a small internal sales force with media and services sales skills.

                                  COMPETITION

OVERVIEW

    We face intense competition from many companies in almost all of our business areas, both domestically and internationally. Many of our competitors have significantly greater financial, technical and marketing resources than we do, and the competitive landscape can shift rapidly, particularly in Internet products and services. See "Risks That Could Affect Future Results."

    We believe the most important competitive factors for our desktop software are product features, ease of use, the size of the installed customer base, quality and reliability, brand name recognition, timing of product launches compared to competitors (particularly for tax products), price, quality of technical support services and access to distribution channels. We believe we compete effectively on most of these factors, as our three principal desktop software products (QuickBooks, Quicken TurboTax, and Quicken) are the leading products in the retail sales channel for their respective categories.

    For our Internet-based products, and services, we believe the most important competitive factors are speed in getting new products and services to market, the ability to distribute them effectively (through generating website traffic or through traditional retail and direct distribution), brand name recognition, product features and ease of use. Although some of our Internet-based product and service offerings, such as Quicken TurboTax for the Web and electronic filing services, have initially established strong competitive positions, the markets for Internet-based products and services are still emerging and the competitive landscape is constantly evolving.

SMALL BUSINESS DIVISION

    The major domestic competitor for our small business accounting software is currently Peachtree Software, which is owned by The Sage Group PLC, a major accounting software competitor based in the United Kingdom and Germany. We also face competition from web-based accounting software. Despite competitive pressures, according to statistics published by PC Data, QuickBooks accounted for more than 85% of unit sales of small business accounting desktop software in the retail channel from August 1999 through July 2000.

    Our Premier Payroll Service competes with traditional payroll services offered by a number of companies, including Paychex and ADP. Our Deluxe Payroll Service competes with other web-based payroll services. Peachtree and others also offer tax table subscription services that compete with our Basic Payroll Service.

    Our financial supplies business competes with a number of business forms companies, such as New England Business Service and Deluxe Business Systems, as well as with direct mail check printers and banks and a number of smaller-scale Internet-based printing companies. In addition, our QuickBooks products include some features (such as customizable invoicing) that compete with our supplies products. Also, online bill payment services, and online payroll services with direct deposit capabilities (including services offered by or through Intuit) offer competitive alternatives to printed checks. Significant competitive factors for the supplies business include ordering convenience, distribution channels, product quality, speed of delivery and price. We believe convenient access to our large QuickBooks and Quicken customer bases is a significant competitive advantage for us.

TAX DIVISION

    Competition in consumer tax is intense, and has been increasing over the past several years. Our major domestic competitors for desktop consumer tax software during fiscal 2000 were H&R Block (the makers of TaxCut software) and Microsoft (with its TaxSaver product). Despite intense competition, our Quicken TurboTax products accounted for approximately 68% of unit sales of desktop consumer tax preparation software in the retail channel from August 1999 through July 2000 (according to statistics published by PC
Data) -- only a one-point decline from the prior year. For web-based tax preparation, H&R Block was our primary competitor in fiscal 2000. Web-based tax preparation is a relatively new service, and we expect the competitive landscape to evolve as more competitors enter the market and as others consolidate. We also face potential competitive challenges from electronic tax preparation and filing services that the government may seek to offer. However, countervailing developments have also occurred, as some government tax agencies in the past year abandoned their previous plans to try to duplicate private sector services. See "Risks That Could Affect Future Results."

    The professional tax preparation software marketplace has many competitors. Our largest competitors in the U.S. are CCH Incorporated, with its Computax product line, and RIA, with its Fast-Tax and Creative Solutions offerings. We face an ongoing challenge in obtaining new professional tax customers, because of the time and expense involved for professional tax preparers to switch to a new product. In the past, the professional tax market has been highly fragmented, but it has experienced some consolidation in recent years, including acquisitions by Intuit. See Note 3 of the financial statements.

CONSUMER FINANCE DIVISION

    In desktop consumer finance software, Microsoft is currently our primary domestic competitor. We also face competition from web-based personal finance tracking and management tools that are becoming increasingly available at no cost to consumers. Despite competitive pressures, according to statistics published by PC Data, Quicken accounted for approximately 80% of unit sales of desktop personal finance software in the retail channel from August 1999 through July 2000.

    There are many competitors for our other consumer finance products and services, particularly for our Internet products and services. Our Quicken.com site competes for traffic with online financial publishers and the financial areas on numerous online services such as Yahoo!, as well as financially-oriented websites such as Microsoft's Money Central. We also face increasing competition from financial institutions that are developing their own financial software and websites. Similarly, government agencies such as the U.S. Postal Service have entered the market in the past year, offering commercial electronic financial services to consumers, such as electronic bill payment and presentment. Our online mortgage and insurance businesses compete with traditional providers of mortgage and insurance products, as well as with other online services. In the online arena, we compete with a number of smaller companies with a very narrow product focus, as well as larger, more diversified companies. For example, Quicken Loans competes with E-LOAN and Countrywide Credit Industries, Inc., and QuickenInsurance competes with Insweb and Quotesmith.

INTERNATIONAL DIVISION

    In Japan, our primary competitors in the small business accounting arena are OBC, PCA and Sorimachi. In Canada, we face competition from a number of companies in the small business arena, including Computer Associates International, Inc. and MYOB Group. The primary competitor for our tax business is CCH and our primary competitor in the personal finance area is Microsoft. In Europe, we face strong competition from The Sage Group PLC (based in the United Kingdom), Bhuldata (Wiso) and Microsoft in the small business market, as well as competition from web-based accounting products that are becoming available. This increasing competition may have a more significant impact on our international business in the future, as the focus of our European business is shifting towards the small business market. Many of the competitors identified above, including MYOB, Sage and Microsoft, also compete with us in other international markets.

                     CUSTOMER SERVICE AND TECHNICAL SUPPORT

    We provide customer service and technical support by telephone, fax, electronic mail and the Web. We have full-time customer service and technical support staffs for each of our business divisions, which we supplement with seasonal employees and outsourcing during periods of peak call volumes (such as during the tax return filing season, or following a major product launch).

    During the past few years, we have focused on developing support capabilities that can supplement, or in some situations replace, telephone service and support. For example, customers who are connected to the Internet can use our website to find answers to commonly asked questions, check on the status of a product order and receive bug fixes electronically. Alternative service and support methods are less expensive for us and are often more efficient and effective for customers as well. In addition, except for product installation or product defect issues, we generally charge customers for technical support, and these fee-for-support programs have helped control our technical support costs.

    Despite our efforts to adequately staff and equip our customer service and technical support operations, we cannot always respond promptly to customer requests for assistance. When we experience customer service and support problems, they can adversely affect customer relationships and our financial results. See "Risks That Could Affect Future Results."

                         MANUFACTURING AND DISTRIBUTION

DESKTOP SOFTWARE

    The major steps involved in manufacturing desktop software are duplicating CDs and disks, printing manuals and boxes, and assembling and shipping the final products. We outsource most of these tasks to vendors who are required to follow our strict quality guidelines. We have a small in-house manufacturing and shipping facility to handle low-volume products, and to handle shipments for direct sales orders after the initial product launch orders are filled. Our retail product launches have become operationally more complex over the past few years. We have evolved from shipping to a few hundred distribution centers (with distributors delivering products to individual retail locations) to a "direct to storefront" model in which we ship products directly to thousands of individual retail locations. This allows us to be more responsive to the needs of our retail accounts. We have a manufacturing and distribution agreement with Modus Media International, Inc. that covers all outsourced aspects of our retail launches for QuickBooks, Quicken TurboTax, and Quicken. Modus has operations in multiple locations to provide redundancy, and, with our permission, they may work with other vendors to handle selected aspects of the product launches. While we believe that using a single vendor for our three primary retail product launches improves the efficiency and reliability of our product launches, reliance on one vendor can have severe negative consequences if the vendor fails to perform for any reason.

    We have multiple sources for all of our raw materials and availability has not been a problem for us in the past. Prior to major product releases, we tend to have significant levels of backlog, but at other times backlog is minimal and we normally ship products within a few days of receiving an order. Because of this fluctuation in backlog, we believe that backlog is not an important measure of our future sales.

INTERNET-BASED PRODUCTS AND SERVICES

    Intuit's data centers house the systems, networks and databases required to operate and deliver our Internet-based products and services. Through our data centers, we connect customers to products and services, and we store the vast amount of data that represents the content on our websites. Our data centers consist of approximately 1,700 servers and 200 databases located primarily in three locations. In an effort to minimize unavailability, or "down time" for our Internet-based products and services, we follow industry-standard practices for creating a fault-tolerant environment.

    Despite our efforts to maintain continuous and reliable operations at our data center, like all providers of Internet-based products and services, we occasionally experience unplanned outages or technical difficulties. For example, during fiscal 2000, we experienced service interruptions for our online payroll service, and during fiscal 1999 we experienced outages for our electronic tax offerings and the portfolio functionality on Quicken.com. Lengthy and/or frequent service outages -- particularly for services that customers consider time sensitive -- can result in negative publicity, damage to our reputation and loss of customers. See "Risks That Could Affect Future Results."

                  PRIVACY AND SECURITY OF CUSTOMER INFORMATION

    As Internet-based products and services continue to expand, customers are becoming increasingly concerned about the privacy and security of information that they provide over the Internet to product and services providers. We have established guidelines and practices to help ensure that customers are aware of, and can control, how we use information about them. All of our Intuit-owned and operated websites (including Quicken.com, QuickBooks.com and TurboTax.com) have been certified by TRUSTe, an independent, non-profit privacy organization that operates a website certification program to alleviate users' concerns about online privacy. We have a privacy statement posted on our websites that provides details on our privacy principles.

    To address security concerns, we use industry-standard security safeguards to help protect the information customers give to us from loss, misuse and unauthorized alteration. Whenever customers transmit sensitive information, such as a credit card number or tax return data, to us through our web site, we provide them access to our servers that allow encryption of the information as it is transmitted to us. We work to protect personally identifiable information stored on the web site's servers from unauthorized access using commercially available computer security products, such as firewalls, as well as internally developed security procedures and practices.

    Despite our efforts to address customer concerns about privacy and security, these issues still pose a significant risk to Intuit and other companies doing business over the Internet. During the past year we have faced lawsuits and negative publicity relating to privacy issues. Our response to these allegations has been that we do not share any personally identifiable information except as disclosed in our privacy policies. A major breach of customer privacy or security, even by another company, could have serious consequences for our Internet-based businesses. See "Risks That Could Affect Future Results" and "Legal Proceedings."

                             GOVERNMENT REGULATION

    We offer several regulated products and services through separate subsidiary corporations. For example, Intuit's Quicken Investment Services, Inc. subsidiary ("QISI") is registered as an investment adviser with the SEC and is subject to some state regulatory laws as well. QISI is responsible for certain of the investment-related features in our products and services. Our Quicken Loans service is offered by a subsidiary that is subject to federal and state mortgage and loan broker regulations. Our QuickenInsurance service is offered by a subsidiary that is subject to state insurance regulations.

    Our Quicken products allow customers of participating brokerages to trade securities through their broker's website. QuickenInsurance may expand its site to directly offer other insurance products, such as variable annuities, that are considered "securities" under federal and state laws. We believe we have structured these services in a way that does not subject Intuit to direct government regulation under federal and/or state securities broker-dealer laws. However, it is possible that these services, or other services we may offer in the future, may become regulated under broker-dealer laws or other regulations. We continually analyze new business opportunities, and any new businesses that we pursue may require additional costs for regulatory compliance.

    Current government regulation poses a number of risks to us, including potential liability to customers and/or penalties and sanctions by government regulators. Future regulation could hamper the growth of our Internet-based businesses. In addition, our Internet-based products and services are available in many states and foreign countries, and as a result, we may be subject to regulation and taxation in many additional jurisdictions. If Internet activity becomes heavily regulated in other respects, that could have major negative consequences for the growth of our Internet-based businesses. See "Risks That Could Affect Future Results."

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

    We consider our principal trademarks (including Intuit, QuickBooks, Quicken TurboTax, and Quicken) to be important assets and have registered these and other trademarks and service marks in the U.S. and many foreign countries. The initial duration of trademark registrations varies from country to country and is 10 years in the U.S. Most registrations can be renewed perpetually at 10-year intervals.

    We face a number of risks relating to our intellectual property, including persistent piracy issues for our desktop software products, and the risk of third party infringement claims. See "Risks That Could Affect Future Results."

                                   EMPLOYEES

    As of September 30, 2000, we had about 4,500 full-time employees in the United States, and about 350 full-time employees internationally. We believe our future success and growth will depend on our ability to attract and retain qualified employees in all areas of our business. We don't currently have any collective bargaining agreements with our employees, and we believe employee relations are generally good. Although we have employment-related agreements with a few key people, these agreements do not guarantee continued service. We believe we offer competitive compensation and a good working environment. However, we face intense competition for qualified employees, especially for our Internet-based businesses. Like many of our competitors, we have had difficulties during the past few years hiring and retaining employees, and we expect to face continuing challenges in recruiting and retention.

ITEM 2. PROPERTIES

    Our principal offices and corporate headquarters are located in Mountain View, California. We lease the majority of our Mountain View facilities under leases with staggered eight-year terms that we entered into in 1994. With additional buildings that we leased in fiscal years 1999 and 2000, our total available Mountain View facilities consist of approximately 482,000 square feet. We have significant operations in leased facilities in San Diego, California, as well, with approximately 258,000 square feet for office space, a data center and a manufacturing and distribution center. The San Diego leases expire from 2004 through 2007. We also lease approximately 135,000 square feet in Tucson, Arizona, where our primary customer service call center is located. The Tucson lease expires in 2009. See Note 8 of the financial statements for information about our lease commitments.

    We also lease or own facilities in a number of other domestic locations, including Alexandria, Virginia (where our QuickenInsurance business is located); Dallas and Plano, Texas (where our Lacerte subsidiaries are located);

Reno, Nevada (headquarters for our payroll business); and Livonia, Michigan (where our Quicken Loans business is headquartered). We also lease or own facilities in Canada, England and Japan.

    We believe our facilities are adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed. However, our lease expenses for our headquarters in Mountain View, California could increase significantly if and when we renew our current leases, as the cost of office space in the region has increased sharply in recent years.

ITEM 3. LEGAL PROCEEDINGS

    On March 3, 2000 a class action lawsuit, Bruce v. Intuit Inc., was filed in the United States District Court, Central District of California, Eastern Division. Two virtually identical lawsuits were later filed: Rubin v. Intuit Inc., was filed on March 8, 2000 in the United States District Court, Southern District of New York and Newby v. Intuit Inc. was filed on April 27, 2000, in the United States District Court, Central District of California, Eastern Division. A similar lawsuit, Almanza v. Intuit Inc. was filed on March 22, 2000 in the Superior Court of State of California, San Bernadino County, Rancho Cucamonga Division. The Bruce and Newby lawsuits were then consolidated into one lawsuit, In re Intuit Privacy Litigation, filed on July 28, 2000 in the United States District Court of California, Eastern Division. These purported class actions allege violations of various federal and California statutes and common law claims for invasion of privacy based upon the alleged intentional disclosure to third parties of personal and private customer information entered at Intuit's Quicken.com website. The complaints seek injunctive relief, orders to disgorge profits related to the alleged acts, and statutory and other damages. Intuit believes these lawsuits are without merit and intends to defend the litigation vigorously.

    In addition, on April 19, 2000, Bosch v. Intuit Inc. was filed in the Superior Court, State of California, County of Los Angeles, Central District. This lawsuit alleges violations of California statutes for alleged false and deceptive advertising and unlawful business practices related to QuickBooks products and purchasing the Basic Payroll Service. In September 2000, the plaintiff voluntarily dismissed this lawsuit.

    Intuit is subject to other legal proceedings, as well as demands, claims and threatened litigation, threatened litigation, that arise in the normal course of our business. We currently believe that the ultimate amount of liability, if any, for any pending claims of any type (either alone or combined) will not materially affect our financial position, results of operations or liquidity. However, the ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact. Regardless of outcome, litigation can have an adverse impact on Intuit because of defense costs, diversion of management resources and other factors.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table shows executive officers and their areas of responsibility as of September 30, 2000. Biographies are included after the table.

                   NAME                      AGE                                  POSITION
                   ----                      ---                                  --------
Stephen M. Bennett.........................  46     President, Chief Executive Officer and Director
William V. Campbell........................  60     Chairman of the Board of Directors
Scott D. Cook..............................  48     Chairman of the Executive Committee of the Board of Directors
Alan A. Gleicher...........................  47     Senior Vice President, International
David A. Kinser............................  49     Senior Vice President, Service Delivery and Operations
Greg J. Santora............................  49     Senior Vice President, Finance and Corporate Services; Chief
                                                    Financial Officer

                   NAME                      AGE                                  POSITION
                   ----                      ---                                  --------
Raymond G. Stern...........................  39     Senior Vice President, Corporate Strategy and Marketing
Larry J. Wolfe.............................  49     Senior Vice President, Tax Division
Dennis Adsit...............................  42     Vice President, Process Excellence
Sonita Ahmed...............................  43     Vice President, Finance & Corporate Controller
Thomas A. Allanson.........................  42     Vice President, Tax Strategy
Caroline F. Donahue........................  39     Vice President, Sales
Linda Fellows..............................  52     Vice President, Investor Relations and Treasurer
Daniel B. Gilbert..........................  38     Vice President, Quicken Loans
Larry King, Jr.............................  38     Vice President, Payroll Services Group
Elisabeth M. Lang..........................  43     Vice President, Corporate Public Relations & Marketing Communication
Carol Novello..............................  35     Vice President, Financial Supplies Group
Daniel T. Nye..............................  34     Vice President, Small Business Division
Enrico Roderick............................  41     Vice President, Personal Finance Group
Catherine L. Valentine.....................  48     Vice President, General Counsel and Corporate Secretary
Sherry Whiteley............................  41     Vice President, Human Resources

    Mr. Bennett joined Intuit as President and Chief Executive Officer and a Board member in January 2000. Prior to joining Intuit, Mr. Bennett was an Executive Vice President and a member of the Board of Directors of GE Capital, the financial services subsidiary of General Electric Corporation, positions he held since December 1999. From July 1999 to November 1999 he was President and Chief Executive Officer of GE Capital e-Business. He was President and Chief Executive Officer of GE Capital Vendor Financial Services from April 1996 through June 1999, and Vice President of Americas GE Industrial Systems from August 1993 through March 1996. He holds a BA degree in finance and real estate from the University of Wisconsin.

    Mr. Campbell was elected to Intuit's Board of Directors in May 1994. He has served as Chairman of the Board since August 1998 and was Acting Chief Executive Officer from September 1999 until January 2000. He also served as Intuit's President and Chief Executive Officer from April 1994 through July 1998. Mr. Campbell also serves on the board of directors of SanDisk Corporation (a computer storage devices company), and Apple Computer, Inc. (a computer company). He is a member of SanDisk's Compensation Committee and a member of Apple's Audit Committee. Mr. Campbell holds both a Bachelors and a Masters degree in economics from Columbia University.

    Mr. Cook, a founder of Intuit, has been a director of Intuit since March 1984 and is currently Chairman of the Executive Committee of the Board. He served as Intuit's Chairman of the Board from March 1993 through July 1998. From March 1984 to April 1994, he also served as President and Chief Executive Officer of Intuit. Mr. Cook also serves on the board of directors of Amazon.com, Inc. (an online merchant), ebay Inc. (an electronic commerce company) and The Procter & Gamble Company (a consumer products company). Mr. Cook holds a Bachelor of Arts degree in economics and mathematics from the University of Southern California and an MBA from Harvard University.

    Mr. Gleicher was appointed Senior Vice President, International Division in March 2000. He had been Intuit's Senior Vice President of Sales since March 1997 and assumed responsibility for the International Division in September 1999. He served as Intuit's Vice President of Sales from December 1993 to March 1997. Mr. Gleicher has a Bachelors degree in economics and business finance from San Diego State University. He also earned a certificate from the Marketing Management Program at Stanford University.

    Mr. Kinser was appointed Senior Vice President, Service Delivery and Operations in March 2000. Mr. Kinser joined Intuit as Senior Vice President of Operations in February 1997. Prior to that, Mr. Kinser served as a consultant to Intuit from July 1995 to February 1997. Mr. Kinser served as Chief Financial Officer and Vice President of Operations for Collabra Software from 1994 to 1995. He has also held executive positions at Claris Corp. and Apple Computer, Inc. Mr. Kinser holds a Bachelor of Arts degree from Humboldt State University.

    Mr. Santora has been Senior Vice President, Finance and Corporate Services since March 1999. He has served as Intuit's Chief Financial Officer since July 1997. He served as Vice President of Finance from November 1996 to March 1999. He joined Intuit as Corporate Controller in January 1996. From 1983 to 1995, Mr. Santora held a variety of senior financial positions at Apple Computer, Inc., including Senior Finance Director of Apple Americas from May 1992 to January 1996. Mr. Santora, who is a certified public accountant, holds a Bachelor of Science degree in accounting from the University of Illinois and an MBA from San Jose State University.

    Mr. Stern became Senior Vice President, Corporate Strategy and Marketing in March 2000. Prior to that he was Intuit's Senior Vice President, Strategy, Corporate Development and Administration from March 1999 until March 2000. He joined Intuit in January 1998 as Senior Vice President of Strategy, Finance and Administration. Prior to joining Intuit, Mr. Stern spent over ten years with The Boston Consulting Group (a business consulting firm), where he was the partner responsible for the firm's West Coast high technology practice from May 1994 to December 1997. Mr. Stern holds a Bachelor of Science degree in mechanical engineering from Stanford University and an MBA from Harvard University.

    Mr. Wolfe has been Intuit's Senior Vice President of the Tax Division since May 1997. Prior to that, he served as Vice President and General Manager of Intuit's Personal Tax Group from April 1996 to May 1997. He was the director of technical support and sales for Intuit's Professional Tax Group from March 1994 to April 1996. Mr. Wolfe holds a Bachelor of Science degree in Business Administration from the University of Southern California and is a certified public accountant.

    Mr. Adsit joined Intuit in July 2000 as Vice President, Process Excellence. He was Senior Vice President, Six Sigma Practice Leader, at Rath and Strong, a division of AON Corporation in Lexington, Massachusetts from April 1999 to June 2000. From June 1995 until April 1999 he also held Principal and Vice President positions in the Leadership & Organizational Effectiveness Practice at Rath and Strong Management Consultants. He holds a BA degree in mathematics and psychology from Bowling Green State University and a Masters and Ph.D. in industrial and organizational psychology from the University of Minnesota.

    Ms. Ahmed joined Intuit in April 1997. She became Vice President Finance in July 1999 and has been Controller since November 1997. She held Divisional Controller positions at Apple Computer, Inc. from August 1988 to March 1997. Ms. Ahmed holds a bachelor's degree in Business and an MBA from Santa Clara University and is also a certified public accountant.

    Mr. Allanson joined Intuit in September 2000 as Vice President of Tax Strategy. Prior to joining Intuit, he was with GE Capital Colonial Pacific Leasing (a vendor financial services business) from May 1995 through August 2000, serving as President from October 1998 to August 2000. He was Sales Effectiveness Leader/GM from September 1997 to October 1998 and was Manager, Marketing Equipment Business (an electrical distribution and control business) from May 1995 through September 1997. Mr. Allanson holds a Bachelor of Science degree in mechanical engineering from Auburn University.

    Ms. Donahue joined Intuit as Director of Sales in May 1995 and was appointed a Vice President in September 1997. Prior to that, Ms. Donahue was Director of Sales at Knowledge Adventure and she worked in various sales and channel management positions at Apple Computer and Next, Inc. She holds a Bachelor of Arts degree from Northwestern University.

    Ms. Fellows was appointed Vice President, Investor Relations and Treasurer in January 2000. She joined Intuit as Corporate Treasurer and Director of Investor Relations in May 1997. Prior to that, Ms. Fellows served as Treasurer and Director of Investor Relations of Bay Networks, Inc. from October 1990 to April 1997. Ms. Fellows holds a Bachelor of Arts degree from Stanford University and an MBA from Santa Clara University.

    Mr. Gilbert joined Intuit as a Vice President in December 1999, when Intuit acquired Rock Financial Corporation. Prior to joining Intuit, Mr. Gilbert had founded Rock in 1985 and had served as its President and Chief Executive Officer. Mr. Gilbert is currently CEO and a director of Quicken Loans Inc., which is a wholly owned subsidiary of Intuit that operates Intuit's mortgage business. He holds an undergraduate degree from Michigan State University and a law degree from Wayne State Law School.

    Mr. King has been a Vice President of Intuit since August 1997 and has been responsible for Intuit's payroll business since September 1999. He served as Vice President and General Manager of the Financial Supplies Group from August 1998 to September 1999. Prior to that, he was responsible for Direct Sales and Service from September 1995 to August 1998. Prior to joining Intuit in September 1995, Mr. King was Director of Telephone Services at Household Credit Services, a part of Household International, from 1993 to 1995 He holds a BA degree in communications marketing and an MBA from the University of Miami.

    Ms. Lang joined Intuit as a Vice President of Corporate Communications in July 1998 and became Vice President, Corporate Public Relations, Marketing Communications and Privacy in March 2000. She was previously Vice President of Corporate Communications for a subsidiary of LVMH Moet Hennessy Louis Vuitton from February 1998 to May 1998 and Vice President of Corporate Communications for Pacific Telesis from 1994 to January 1998. She holds a Liberal Arts degree from Ohio State University.

    Ms. Novello became Vice President of the Financial Supplies Group in December 1999. She served as Director of Intuit's Small Business Direct Marketing and Sales from April 1999 to November 1999, and Director of Marketing for the Financial Supplies Group from November 1997 to March 1999. She joined Intuit as Group Marketing Manager of the Financial Supplies Group in November 1996, a position she held until October 1997. Prior to joining Intuit, Ms. Novello was General Manager, Consumer Products Division at Cincinnati Microwave, Inc. (a wireless communications company) from August 1995 to August 1996 and was Chief Operating Officer at Capital Rose, Inc. (a cooperative financial services company) from August 1994 to July 1995. Ms. Novello holds a BA in Economics and English from Dickinson College and an MBA from Harvard University.

    Mr. Nye has been Vice President of the Small Business Division since March 2000. He was Vice President of the QuickBooks Internet Solutions business from September 1999 to March 2000, and Vice President of International Operations from September 1998 to August 1999. Mr. Nye joined Intuit in January 1995 and served in a number of positions, including Director of Marketing for the QuickBooks product line, from January 1995 to September 1998. Prior to joining Intuit, he held a number of positions in brand management at Procter and Gamble. Mr. Nye holds a BA degree from Hamilton College in New York and an MBA from Harvard University.

    Mr. Roderick was elected a Vice President of Intuit in October 1998 and assumed responsibility for the Personal Finance Group in March 2000. He joined Intuit in August 1996 as Group Product Manager, and became Director of Banking Services in March 1997. Before joining Intuit, he was a Vice President and Senior Marketing Manager for Wells Fargo from October 1977 through August 1996. Mr. Roderick holds a BS in business administration from San Francisco State University and an MBA from University of California, Berkeley. He also completed the Executive Management Program at UCLA.

    Ms. Valentine joined Intuit as General Counsel in September 1994. She has served as a Vice President of Intuit since August 1997 and as Corporate Secretary since April 1996. Prior to joining Intuit, Ms. Valentine had served as general counsel for Macromedia and for Go Corporation. Ms. Valentine holds Bachelor of Arts degrees in finance and economics from the University of Illinois and a JD degree from the University of Chicago.

    Ms. Whitely joined Intuit in July 2000. Prior to joining Intuit, she served in several human resources positions with Silicon Graphics, Inc. from 1992 to July 2000, including Staffing from 1992 to 1994 and HR Strategy from 1994 to 1996, Executive Coaching and Development, Leadership Development and Technical Education from 1996 to 1998 and Executive Recruiting from 1998 to July 2000. Ms. Whiteley holds a Bachelor of Arts degree in history from Santa Clara University, and graduated from the Executive General Management and Human Resources Executive Programs at Stanford University.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION FOR COMMON STOCK

    Intuit's common stock began trading over the counter in March 1993 at the time of our initial public offering. It is quoted on the Nasdaq National Market under the symbol "INTU." The following table shows the range of high and low closing sale prices reported on the Nasdaq National Market for the periods indicated. Prices reflect inter-dealer prices without retail markup, markdown or commissions. The market price of our common stock has been volatile. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risks That Could Affect Future Results." On September 29, 2000, the closing price of Intuit's common stock was $57.00.

                                                               HIGH      LOW
                                                              ------    ------
FISCAL YEAR ENDED JULY 31, 1999
  First quarter.............................................  $17.04    $11.40
  Second quarter............................................   32.77     16.63
  Third quarter.............................................   36.75     25.69
  Fourth quarter............................................   32.75     24.25
FISCAL YEAR ENDED JULY 31, 2000
  First quarter.............................................  $35.75    $22.50
  Second quarter............................................   90.00     27.69
  Third quarter.............................................   72.75     30.00
  Fourth quarter............................................   46.19     25.75

STOCKHOLDERS

    As of September 29, 2000, we had approximately 900 record holders of our common stock, and about 90,000 beneficial holders.

ANNUAL MEETING OF STOCKHOLDERS

    The date of our next Annual Meeting of Stockholders will be December 8, 2000. Any stockholder who wished to bring a proposal before the December 8, 2000 Annual Meeting of Stockholders was required to provide written notice of the proposal to our Corporate Secretary, at Intuit's principal executive offices, by August 29, 2000.

DIVIDENDS

    Intuit has never paid any cash dividends on its common stock. However, our financial statements reflect dividends previously paid by Rock and Title Source because we accounted for those acquisitions as a pooling of interests. See Note 1 of the financial statements. We currently anticipate that we will retain all future earnings for use in our business, and do not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

    On August 2, 1999 we issued 299,940 shares of our common stock as partial consideration for our acquisition of Boston Light Software Corporation, a Massachusetts corporation that provides electronic commerce tools for small businesses. Intuit issued these shares to five principal stockholders in connection with the merger transaction in which Boston Light became a wholly-owned subsidiary of Intuit. The shares issued in this transaction were issued without registration under the Securities Act of 1993, as amended (the "1933 Act") in reliance on an exemption under Section 3(a)(10) of the 1933 Act, after a hearing on the fairness of the transaction held by the California Department of Corporations under the California Corporate Securities Law of 1968.

    On January 24, 2000, we issued and sold 225,000 shares of our common stock to Stephen M. Bennett, our recently appointed President and Chief Executive Officer, pursuant to two Restricted Stock Purchase Agreements. The purchase price for the shares was $0.01 per share, for an aggregate purchase price of $2,250. The shares were issued without registration under the 1933 Act, in reliance on an exemption under Section 4(2) of the 1933 Act. The shares are subject to vesting over periods of up to 10 years. Intuit may repurchase any unvested shares for the original purchase price if Mr. Bennett's employment with Intuit is terminated under specified circumstances.

ITEM 6. SELECTED FINANCIAL DATA

    The following table shows selected consolidated financial information for Intuit for the past five fiscal years. The comparability of the information is affected by a variety of factors, including acquisitions and dispositions of businesses, and gains and losses related to marketable securities and other investments. Historical information has been restated to reflect the acquisitions of Rock Financial Corporation and Title Source, Inc. as a pooling of interests in December 1999. To better understand the information in the table, investors should also read "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on the next page, and the Consolidated Financial Statements and Notes following that section.

                               FIVE-YEAR SUMMARY

                                                                               YEARS ENDED JULY 31,
                                                            ----------------------------------------------------------
                                                              1996        1997        1998        1999         2000
                                                            --------    --------    --------    --------    ----------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA
    Net revenue as previously reported....................  $538,608    $598,925    $592,736    $847,568    $       --
    Net revenue of pooled companies.......................    28,565      50,820      96,546      92,867            --
                                                            --------    --------    --------    --------    ----------
Net revenue as restated...................................   567,173     649,745     689,282     940,435     1,093,825
Income (loss) from continuing operations..................   (12,351)      8,590       6,182     386,564       305,661
    Net income (loss) as previously reported..............   (20,699)     68,308     (12,157)    376,549            --
    Net income of pooled companies........................     2,004      11,522      18,339      10,015            --
                                                            --------    --------    --------    --------    ----------
Net income (loss).........................................   (18,695)     79,830       6,182     386,564       305,661
Basic income (loss) per share from continuing
  operations..............................................     (0.09)       0.06        0.04        2.02          1.52
Basic net income (loss) per share.........................     (0.13)       0.54        0.04        2.02          1.52
Diluted net income (loss) per share from continuing
  operations..............................................     (0.09)       0.06        0.04        1.93          1.45
Diluted net income (loss) per share.......................  $  (0.13)   $   0.53    $   0.04    $   1.93    $     1.45

                                                                                   JULY 31,
                                                        --------------------------------------------------------------
                                                          1996        1997         1998          1999          2000
                                                        --------    --------    ----------    ----------    ----------
                                                                                (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA
Cash, cash equivalents and short-term investments.....  $201,307    $217,046    $  414,564    $  859,355    $1,467,173
Marketable securities.................................     5,954          --       499,378       431,319       225,878
Working capital.......................................   179,390     253,172       632,713       842,213     1,321,957
Total assets..........................................   518,379     808,104     1,727,584     2,477,460     2,878,902
Long-term obligations.................................     5,583      38,323        36,045        36,614           538
Total stockholders' equity............................  $311,581    $430,169    $1,127,943    $1,561,388    $2,071,289

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    NOTE: For a more complete understanding of our financial condition and results of operations, and some of the risks that could affect future results, see "Risks That Could Affect Future Results," beginning on page 32. This section should also be read in conjunction with the Consolidated Financial Statements and related Notes, which immediately follow this section.

RESULTS OF OPERATIONS -- OVERVIEW

    Three-Year Revenue and Net Income Trends. The following table shows trends in our revenue and net income for the past three years. Net income is shown in accordance with generally accepted accounting principles ("GAAP"), and also on an adjusted basis. We provide financial information that is adjusted to exclude acquisition-related charges, reorganization costs, and gains and losses related to our marketable securities and other investments. We provide this adjusted financial information as a supplement to, but not a substitute for, GAAP information, in order to assist investors in assessing the results of our core operating businesses as they would be without the impact of significant events that tend to be non-recurring.

                                                             FISCAL    FISCAL     FISCAL     1998 - 1999    1999 - 2000
                                                              1998      1999       2000       % CHANGE       % CHANGE
                                                             ------    ------    --------    -----------    -----------
                                                                               (DOLLARS IN MILLIONS)
Net revenue................................................  $689.3    $940.4    $1,093.8        36.4%          16.3%
Net income -- GAAP.........................................  $  6.2    $386.6    $  305.7       6000+%         (21.0)%
Net income -- Adjusted*....................................  $102.2    $ 99.6    $  134.2        (2.5)%         34.7%

---------------
* Adjusted to exclude acquisition-related charges (such as amortization of purchased intangibles), reorganization costs and gains and losses related to marketable securities and other investments

    Impact of Acquisitions and Investment-Related Activity on Comparability of Year-Over-Year Results. During the past three years, we have completed several acquisitions. See Note 3 of the financial statements. In comparing Intuit's results for the last three fiscal years, readers should note that our acquisitions of Lacerte in June 1998, Computing Resources, Inc. in May 1999 and Rock in December 1999 have had a significant impact on our financial results, and on the comparability of our results year over year. Results for fiscal 1999 and 2000 include results for our Lacerte subsidiaries, while fiscal 1998 results include only six weeks of results for Lacerte. Results for fiscal 2000 include activity for our CRI payroll processing subsidiary, while fiscal 1999 results include only three months of CRI's activity and fiscal 1998 does not include any CRI results. Finally, all three years include activity for Rock because the acquisition of Rock was accounted for as a pooling of interests, and all prior periods have been restated to reflect the combined results of Rock and Intuit. See Notes 1 and 3 of the financial statements.

    Acquisition-related expenses (including amortization of goodwill) also have a significant impact on the comparability of both our quarterly and yearly results, and have had a negative impact on our earnings. Acquisition-related expenses (on a pre-tax basis) were $80.9 million in fiscal 1998, $100.7 million in fiscal 1999 and $168.1 million in fiscal 2000, and will continue to impact earnings for the next several years. See "Risks That Could Affect Future Results" and Notes 1 and 20 of the financial statements.

    During fiscal 1999 and 2000, we made a number of investments in companies with technologies that may be strategically relevant to our businesses, and we liquidated significant portions of certain other investments. These and other activities relating to our investments resulted in pre-tax net gains of $579.2 million in fiscal 1999 and $481.1 million in fiscal 2000. In addition, many of our current investments have experienced significant price volatility, which in some cases has a direct impact on our net income. See Note 1 of the financial statements and "Risks That Could Affect Future Results."

    Internet-based Businesses. Our Internet-based revenue was approximately 7% of total revenue for fiscal 1998, compared to about 15% in fiscal 1999 and about 27% in fiscal 2000. We use the term "Internet-based revenue" to include revenue from both Internet-enabled products and services, as well as revenue derived from electronic distribution. Internet products and services include activities where the customer realizes the value of the goods or services directly on the Internet or an Intuit server. Internet product and service revenues include, for example, electronic tax preparation and filing revenues, online payroll subscription revenue, QuickBooks Internet Gateway placement fees, advertising revenues generated on our Quicken.com website and online mortgage and insurance transaction revenue. Electronic distribution includes revenues generated by electronic ordering and/or delivery of traditional desktop software products and financial supplies. During fiscal 2000, Internet products and services accounted for approximately 60% of our Internet-based revenue, and electronic distribution accounted for about 40%. Our Internet-based revenues cut across all of our business divisions. As a result, we do not report Internet-based revenues separately in our financial statements. Instead, each of our business divisions reports Internet-based revenues that are specific to its operations and are included in its results.

    We believe the Internet provides an opportunity to increase revenue in fiscal 2001 and beyond. We have made significant progress in several of our Internet businesses over the past three years. During fiscal 2000, our web-based tax preparation and electronic filing services and the QuickBooks Internet Gateway were profitable. However, investors should be aware that some of our other Internet businesses are still in their initial stages and are not yet generating either profits or significant revenue. We also anticipate increased spending in an effort to capitalize on new business opportunities. During fiscal 2001 we expect to double our investments in our emerging Internet businesses, which will contribute to increased research and development expenses as well as increased selling and marketing expenses. See "Risks That Could Affect Future Results."

    Seasonality and Other Fluctuations in Results. Our businesses are highly seasonal. Sales of tax products are heavily concentrated in the period from November through March. Sales of consumer finance and small business products are typically strongest during the year-end holiday buying season and the beginning of the calendar year, and therefore major product launches for these products usually occur in the fall or early winter to take advantage of these customer buying patterns. These seasonal patterns mean that our revenue is usually highest during the quarters ending January 31 and April 30. We experience lower revenues for the quarters ending July 31 and October 31, while operating expenses to develop and manage products and services continue at relatively consistent levels during these periods. This can result in significant operating losses in the July 31 and October 31 quarters. Operating results can also fluctuate for other reasons such as changes in product release dates, non-recurring events such as acquisitions, dispositions, gains and losses from marketable securities, and product price cuts in quarters with relatively high fixed expenses.

NET REVENUE

                                      FISCAL      %      FISCAL      %       FISCAL       %      1998 - 1999   1999 - 2000
                                       1998    REVENUE    1999    REVENUE     2000     REVENUE    % CHANGE      % CHANGE
                                      ------   -------   ------   -------   --------   -------   -----------   -----------
                                                                     (DOLLARS IN MILLIONS)
NET REVENUE:
Small Business......................  $208.3     30.2%   $292.7     31.1%   $  394.3     36.0%      40.5%         34.7%
Tax.................................   192.8     28.0%    337.7     35.9%      379.3     34.7%      75.2%         12.3%
Consumer Finance....................   217.5     31.5%    230.6     24.6%      225.8     20.7%       6.0%         (2.1)%
International.......................    70.7     10.3%     79.4      8.4%       94.4      8.6%      12.3%         18.9%
        Totals......................  $689.3    100.0%   $940.4    100.0%   $1,093.8    100.0%      36.0%         16.0%

    Fiscal 2000 Compared to Fiscal 1999. Revenue for fiscal 2000 was $1,093.8 million, compared to $940.4 million in fiscal 1999, representing growth of 16%. This growth reflected strength in a number of areas, including a 108% increase in our Internet-based revenue, as well as a 15% increase in non-Internet product and service revenue, and 19% revenue growth for the International Division. Partially offsetting this growth was a 42% decline in revenue for our Quicken Loans businesses, which combines our former QuickenMortgage business and Rock's mortgage business. Our acquisition of Rock in December 1999 was accounted for as a pooling of interests transaction and had a significant negative impact on our revenue and profit growth from fiscal 1999 to fiscal 2000, because it required us to include Rock's pre-acquisition results in both fiscal 1999 and fiscal 2000. During fiscal 2000, Rock's revenue declined due to its consolidation of many branch offices and its reallocation of resources from a traditional branch office-based mortgage business to its online mortgage business, as well as rising mortgage interest rates and lower volumes of refinancing and sub-prime loans.

    Fiscal 1999 Compared to Fiscal 1998. During fiscal 1999, revenue increased 36% compared to fiscal 1998. The growth was primarily due to our acquisitions of Lacerte in June 1998, and CRI in May 1999, and was partially offset by a decline in Rock's revenue from fiscal 1998 to fiscal 1999. Results also reflected strong growth in our Small Business Division, and growth in Internet-based revenues as a whole.

NET REVENUE BY BUSINESS DIVISIONS

    The following revenue discussion is categorized by our business divisions, which is how we examine results internally. Our domestic supplies business is considered a part of our Small Business Division, while the international supplies business is considered part of our International Division. The table above shows each business division's percentage of our net revenue for fiscal 1998, 1999 and 2000. See Note 6 of the financial statements for additional information about our business segments.

    Small Business Division. Small Business Division revenue is derived primarily from QuickBooks desktop products, financial supplies products, payroll services, the QuickBooks Support Network and QuickBooks Internet Gateway services.

    Fiscal 2000 Compared to Fiscal 1999. Fiscal 2000 revenue for the Small Business Division increased 35% over revenue for fiscal 1999, reflecting growth in several products and services. QuickBooks revenue grew due to higher average selling prices resulting from a greater mix of higher priced, greater functionality products, although unit sales were down slightly from fiscal 1999. Although we experienced solid growth in new users for QuickBooks 2000, which was launched in January 2000, the upgrade rate for existing customers was lower than our historical patterns. We believe there were two primary reasons for the lower upgrade rate. First, we encouraged owners of older versions of QuickBooks to upgrade prior to January 2000 in order to minimize Year 2000 issues. Second, we gave over 350,000 online customers free QuickBooks '98 upgrades to bring them into Year 2000 compliance.

    Domestic supplies revenues grew about 13% in fiscal 2000 compared to fiscal 1999. Most of the revenue growth resulted from our decision to charge customers for shipping and handling charges beginning in August 1999. Growth in our base of small business customers who use QuickBooks and Quicken also contributed to revenue growth for supplies.

    Our Premier, Deluxe and Basic Payroll Services and the QuickBooks Support Network also contributed to revenue growth for the division in fiscal 2000. While we believe our payroll businesses, and the Deluxe Payroll Service in particular, provide us with a significant opportunity to generate recurring revenue in the future, we face a number of challenges and risks, including operational issues in activating online payroll customers. See "Risks That Could Affect Future Results."

    The QuickBooks Internet Gateway, launched in January 2000, is strategically important to us as a way to expand our small business customer base and generate more revenue and profit per customer. It contributed to revenue growth for the Small Business Division, and was also profitable for the year. We believe it will contribute increasing revenue and profitability in fiscal 2001 and beyond, but the business remains subject to a number of risks and uncertainties, including customer and vendor participation and satisfaction levels. See "Risks That Could Affect Future Results."

    Fiscal 1999 Compared to Fiscal 1998. Small Business Division revenue for fiscal 1999 increased 41% over fiscal 1998. This increase was largely due to the timing of QuickBooks product launches, with two launches (QuickBooks '99 in January 1999 and QuickBooks 6.0 in June 1998) favorably impacting fiscal 1999 results. Also contributing to the growth was the inclusion of three months of revenue from CRI in fiscal 1999 results. Domestic supplies revenues for fiscal 1999 grew by 12% compared to fiscal 1998 due to price increases and a continued expansion of products, as well as an increase in our base of small business customers. Revenue from our Basic Payroll Service and QuickBooks Support Network also increased substantially in fiscal 1999 compared to fiscal 1998.

    Tax Division. Tax Division revenue is derived from Quicken TurboTax federal and state consumer desktop tax preparation products, ProSeries and Lacerte professional tax preparation products, electronic tax filing services and Quicken TurboTax for the Web online tax preparation services.

    Fiscal 2000 Compared to Fiscal 1999. Fiscal 2000 Tax Division revenues increased approximately 12% compared to fiscal 1999, reflecting growth in all products and services. While our Quicken TurboTax desktop products experienced about 18% unit growth in fiscal 2000, revenue growth was less than 2%, as we also experienced extreme pricing pressures from both H&R Block's TaxCut product and from Microsoft's TaxSaver product, including free product offerings from Microsoft for about half of the tax selling season. This increased competition resulted in significantly lower average selling prices. In March 2000, Microsoft announced that it would discontinue its TaxSaver product after the 1999 tax season. However, they may offer competitive products and services, either directly or indirectly, on the desktop and/or via the web, in future tax seasons. Accordingly, we expect the consumer tax market to remain extremely competitive for the foreseeable future. See "Business -- Competition" and "Risks That Could Affect Future Results."

    Revenue for the full consumer tax season is still subject to product returns from our retail distribution channels. Although we expect our reserves for returned products will be adequate to cover retailers' remaining returns of unsold products, higher than expected returns could have a negative impact on fiscal 2001 revenue.

    During fiscal 2000 we also experienced significantly higher revenue and volume for Quicken TurboTax for the Web, with revenue more than doubling and units increasing by 470% compared to fiscal 1999. Unit growth was driven by free units offered through our Quicken Tax Freedom Project, which accounted for more than half of Quicken TurboTax for the Web units. Revenue for our electronic filing services almost doubled during fiscal 2000 as well, with 76% unit growth. While we believe that the increasing popularity of the Internet will provide future revenue growth opportunities for these Internet-based tax offerings, we do not expect comparable growth rates in fiscal 2001. In addition, there are risks for these businesses, including potential negative financial and public relations consequences that could result from any significant service interruptions. See "Risks That Could Affect Future Results."

    Fiscal 2000 revenues for our professional tax products increased approximately 13% from fiscal 1999. This growth is attributable to a combination of a continued shift to higher priced products, increased pay-per-return revenues (which generate higher revenues per unit), growth in our customer base due in part to our acquisitions of Compucraft and TaxByte during fiscal 1999 (see Note 3 of the financial statements), and continued strength in renewal rates for existing customers.

    Fiscal 1999 Compared to Fiscal 1998. Tax Division revenue increased 75% in fiscal 1999 compared to fiscal 1998. A significant portion of this growth resulted from our acquisition of Lacerte in June 1998. Excluding Lacerte, Tax Division revenue increased 30% from fiscal 1998 to fiscal 1999. This growth was driven by our Quicken TurboTax product line, which experienced significantly higher unit sales. The revenue impact of unit sales growth was partially offset by lower average selling prices, due to lower product prices offered in response to aggressive price competition from H&R Block's TaxCut product, as well as a shift in product mix towards the lower priced basic products compared to higher-priced Deluxe versions. We also experienced significant revenue increases in fiscal 1999 for our Quicken TurboTax for the Web and electronic filing services, compared to fiscal 1998. Excluding Lacerte from fiscal 1999 results, our professional tax (ProSeries) product sales increased by 13% in fiscal 1999 compared to fiscal 1998, due to high customer retention rates and customer upgrades to higher-priced products.

    Consumer Finance Division. Consumer Finance Division revenues come primarily from Quicken desktop products, Quicken Loans, advertising, sponsorship and placement fees (both web-based in Quicken.com, as well as in-product advertising in Quicken), online transactions and QuickenInsurance.

    Fiscal 2000 Compared to Fiscal 1999. Fiscal 2000 Consumer Finance Division revenue was down about 2% compared to fiscal 1999. Revenue for our Quicken product line grew approximately 18% compared to fiscal 1999, despite lower average selling prices. The increase was due to Y2K-driven customer upgrade activity, aggressive retail promotions in tandem with our tax products, and the launch of the first new Macintosh version since 1998. Advertising and sponsorship revenues more than doubled from fiscal 1999, due to increased sales of Quicken, and increased page views, unique visitors and registered visitors on Quicken.com. Online transactions revenue also grew more than 20%. QuickenInsurance revenues experienced a significant percentage increase, but are still not material.

    Revenue growth in these areas was more than offset by a revenue decline of approximately 42% for our Quicken Loans mortgage business, which now consists of our former QuickenMortgage online business, and Rock's online and traditional mortgage businesses. The decline was due in part to Rock's consolidation of many branch offices and its reallocation of resources from its traditional branch office-based mortgage business to its online/call center mortgage business, and the resulting decline in revenue generated by the branch offices. Although total loan volume has declined during the transition period, online mortgage revenues increased 25% from fiscal 1999. In addition, our revenue per loan has increased significantly since our shift, following our acquisition of Rock, from a loan "referral" model to a "direct" lending model. (These business models are explained in "Business -- Products and Services -- Consumer Finance
Division -- Quicken Loans.") Rising mortgage rates (which reduced the demand for refinance mortgages), as well as a significant decline in volume for sub-prime loans due to deteriorating conditions in the sub-prime lending market, also contributed to the Quicken Loans revenue decline. We face continuing challenges in our mortgage business, including interest rate fluctuations. However, we expect revenue growth as well as profitability for our online and total mortgage business in fiscal 2001. See "Risks That Could Affect Future Results."

    Our Quicken product line faces many challenges in the personal financial software category, including continuing competition from Microsoft's Money product. Our consumer Internet products and services also face challenges, including the need to establish and maintain important distribution relationships. See "Risks That Could Affect Future Results."

    Fiscal 1999 Compared to 1998. Consumer Finance Division revenue increased 6% in fiscal 1999 compared to fiscal 1998. Revenue growth was primarily the result of increased Internet-based revenues, with significant growth in Quicken.com advertising and sponsorship revenue, which was partially offset by a decline in Rock's revenue. Quicken revenue grew approximately 5%. Unit sales increased due to an earlier product release date in fiscal 1999 compared to fiscal 1998, as well as a Quicken/TurboTax bundle promotion. However, revenue growth was negatively impacted by product mix shift towards the lower-priced Quicken Basic products, the fact that we did not introduce a new Quicken product for the Macintosh in fiscal 1999, and increased rebate incentives offered to customers who purchased the Quicken/TurboTax bundle.

    International Division. International Division revenues come primarily from Yayoi and QuickBooks small business products in Japan, QuickBooks, Quicken and QuickTax products in Canada, QuickBooks, Quicken and consumer tax products in Europe, and QuickBooks and Quicken products in Southeast Asia.

    Fiscal 2000 Compared to Fiscal 1999. International Division revenue for fiscal 2000 increased 19% compared to fiscal 1999. This increase was a result of favorable currency fluctuations (particularly in Japan), as well as increased sales of the Yayoi small business product in Japan, strong tax product sales in Canada (due in part to our acquisition of the assets of CCH's consumer tax business) and stronger sales of QuickBooks in the U.K. Results in Germany partially offset these revenue increases, as we experienced reduced revenue but increased profitability due to a shift in our business model. We moved from direct participation in the German market to a third party distribution arrangement with Lexware, a leading business software company, under which we receive royalty payments on sales made by Lexware.

    Fiscal 1999 Compared to 1998. Fiscal 1999 International Division revenue increased approximately 12% compared to fiscal 1998. This increase was attributable to increased revenues in Canada across all product lines, with particular strength in our QuickBooks and Quicken product lines. In Germany, we experienced strong sales due to new releases of our Quicken and QuickBooks products. Finally, while the overall market for small business products and services in Japan continued to experience poor economic conditions, our Japan revenues increased due to higher sales of our Yayoi and QuickBooks product lines, and more favorable currency exchange rates.

COST OF GOODS SOLD

                                          FISCAL      %      FISCAL      %      FISCAL      %      1998-1999   1999-2000
                                           1998    REVENUE    1999    REVENUE    2000    REVENUE   % CHANGE    % CHANGE
                                          ------   -------   ------   -------   ------   -------   ---------   ---------
                                                                      (DOLLARS IN MILLIONS)
COST OF GOODS SOLD:
Cost of products and services...........  $135.7    19.7%    $217.5    23.2%    $282.4    25.8%       60.3%      29.8%
Amortization (incl. purchased
  software).............................     2.9     0.4%       7.8     0.8%       8.8     0.8%      169.0%      12.8%
        Totals:.........................  $138.6    20.1%    $225.3    24.0%    $291.2    26.6%       62.6%      29.2%

    There are two components of our cost of goods sold. The largest component is the direct cost of manufacturing and shipping products and offering services, which includes data center costs relating to delivering Internet-based products and services. The second component is the amortization of purchased software, which is the cost of depreciating products or services obtained through acquisitions over their useful lives.

    Fiscal 2000 Compared to Fiscal 1999. For fiscal 2000, cost of goods sold increased to 25.8% of revenue, compared to 23.2% for fiscal 1999. This increase was primarily attributable to two factors. First, consistent with our growing Internet-based business, we are experiencing a significant increase in related hardware and infrastructure costs as we purchase equipment to increase our Internet capability and capacity. These costs are classified as cost of goods sold and, as a percentage of revenue, are significantly higher than the cost of goods sold for our traditional desktop software businesses. These infrastructure costs tend to reflect the depreciation of capital assets which are generally expensed evenly over the estimated useful lives of the assets. As a result, cost of goods sold as a percentage of revenue may fluctuate significantly as costs become more fixed in nature. Second, our service businesses, such as our payroll services and QuickBooks Support Network, generally have higher cost of goods sold compared to our desktop software businesses. As service businesses contribute a higher proportion of total revenue, we anticipate that our cost of goods sold will continue to increase.

    Fiscal 1999 Compared to Fiscal 1998. Fiscal 1999 cost of goods sold increased to 23.2% of revenue, compared to 19.7% in fiscal 1998. This increase was primarily attributable to Internet hardware and infrastructure costs, and expansion of our service businesses, which have a higher cost of goods sold. See Fiscal 2000 Compared to Fiscal 1999 above for additional explanation of these factors. During fiscal 1999, we improved the efficiency of our order-taking process in the financial supplies business, which reduced re-order expenses and partially offset the increase in cost of goods sold.

OPERATING EXPENSES

                                       FISCAL      %      FISCAL      %      FISCAL      %      1998 - 1999   1999 - 2000
                                        1998    REVENUE    1999    REVENUE    2000    REVENUE    % CHANGE      % CHANGE
                                       ------   -------   ------   -------   ------   -------   -----------   -----------
                                                                     (DOLLARS IN MILLIONS)
OPERATING EXPENSES:
Customer service and technical
  support............................  $121.9    17.7%    $135.2    14.4%    $139.6    12.8%        10.9%         3.3%
Selling and marketing................   196.1    28.4%     222.4    23.6%     264.4    24.2%        13.4%        18.9%
Research and development.............   108.6    15.8%     143.4    15.2%     169.1    15.5%        32.0%        17.9%
General and administrative...........    59.7     8.7%      84.7     9.0%      83.7     7.6%        41.9%        (1.2)%
Charge for purchased research and
  development........................    53.8     7.8%         0     0.0%       1.3     0.1%         n/a          n/a
Other acquisition costs..............    24.2     3.5%      92.9     9.9%     157.9    14.4%       283.9%        70.0%
Reorganization costs.................     2.0     0.3%       2.0     0.2%       3.5     0.3%         0.0%        75.0%
        Totals:......................  $566.3    82.2%    $680.6    72.4%    $819.5    74.9%        20.2%        20.4%

Customer Service and Technical Support

    Fiscal 2000 Compared to Fiscal 1999. Fiscal 2000 customer service and technical support expenses were 12.8% of revenue, compared to 14.4% in fiscal 1999. This improvement reflected our May 1999 acquisition of our Premier Payroll Service business from CRI, which experiences comparatively lower customer service and technical support expenses as a percentage of revenue. We have also benefited from our efforts to provide customer service and technical support less expensively through websites and other electronic means, and from the expansion of the QuickBooks Support Network and our other fee-for-support programs.

    Fiscal 1999 Compared to Fiscal 1998. Fiscal 1999 customer service and technical support expenses decreased to 14.4% of revenue, compared to 17.7% in fiscal 1998. The improvement reflected the continuing benefit from cost reductions resulting from the restructuring and consolidation of our technical support facilities in the United States and Europe in fiscal 1997. In addition, certain costs that were categorized as customer service and technical support costs in fiscal 1998 were reflected in fiscal 1999 as cost of goods sold for our expanding fee for support programs.

Selling and Marketing

    Fiscal 2000 Compared to Fiscal 1999. Selling and marketing expenses were approximately 24.2% of revenue in fiscal 2000, compared to 23.6% in fiscal 1999. Selling and marketing expenses increased for some of our small business products and services, and well as for our International Division. These increases were partially offset by decreases in selling and marketing expenses for our payroll business and QuickenLoans, which we reduced to allow more focus on process improvements for those businesses.

    Fiscal 1999 Compared to Fiscal 1998. Fiscal 1999 selling and marketing expenses decreased to 23.6% of revenue, compared to 28.4% for fiscal 1998. However, fiscal 1998 selling and marketing expenses included an expense of $16.2 million related to the AOL agreement that we entered into in February 1998. Excluding this expense, selling and marketing expenses would have been 26.5% of revenue for fiscal 1998. The fiscal 1999 decrease in these expenses (net of the $16.2 million expense associated with the AOL agreement) as a percentage of revenue was primarily due to our acquisition of Lacerte, which experiences comparatively lower selling and marketing expenses as a percentage of revenue. This decrease was partially offset by increased advertising and promotion expenses for our Quicken and QuickBooks products and the launch of the QuickBooks Deluxe Payroll Service in October 1998.

Research and Development

    Fiscal 2000 Compared to Fiscal 1999. Research and development expenses were 15.5% of revenue for fiscal 2000, compared to 15.2% for fiscal 1999. During fiscal 2000, our primary research and development efforts were in the Small Business Division, with significant investments in the QuickBooks Internet Gateway, Site Solutions and the QuickBooks Deluxe payroll service. Fiscal 1999 research and development efforts were focused on our electronic tax offerings. During fiscal 2001, we expect to continue significant investments in research and development, particularly for our emerging Internet-based businesses.

    Fiscal 1999 Compared to Fiscal 1998. Research and development expenses decreased to 15.2% of revenue in fiscal 1999 compared to 15.8% in fiscal 1998. This decrease was due in part to our acquisition of Lacerte, which experiences comparatively lower research and development expenses as a percentage of revenue. The positive impact of the Lacerte results was partially offset by increased development expenses for our first QuickBooks multi-user product, as well as several of our Internet based products and services.

General and Administrative

    Fiscal 2000 Compared to Fiscal 1999. General and administrative expenses in fiscal 2000 were approximately 7.6% of revenue, compared to 9.0% for fiscal 1999. The improvement was primarily a result of two factors. First, since general and administrative expenses tend to be more fixed in nature than other operating expenses, we have been able to leverage our infrastructure to keep the growth in these expenses at a lower rate than our revenue growth. Second, fiscal 1999 expenses included a reserve for doubtful accounts of approximately $3 million relating to a financially weak distributor.

    Fiscal 1999 Compared to Fiscal 1998. General and administrative expenses were approximately 9.0% of revenue in fiscal 1999 compared to 8.7% in fiscal 1998, reflecting infrastructure investments and higher expenses related to Rock during fiscal 1999.

Charge for Purchased Research and Development

    Fiscal 2000 Compared to Fiscal 1999. In fiscal 2000, we recorded charges of $1.3 million for purchased research and development as a result of our Boston Light and Hutchison acquisitions. In connection with these acquisitions, and with the assistance of third-party appraisers, we determined the value of in-process projects under development for which technological feasibility had not been established. The total value of these projects at the time of the acquisitions was determined to be approximately $1.3 million and was recorded as an expense in the first quarter of fiscal 2000. The value of the projects was determined by estimating the costs to develop the in-process technology into commercially feasible products, estimating the net cash flows we believed would result from the products and discounting these net cash flows back to their present value. The products related to these charges were completed during fiscal 2000. We did not incur any charge for purchased research and development in fiscal 1999.

    Fiscal 1999 Compared to Fiscal 1998. In fiscal 1998, we recorded charges of $53.8 million for purchased research and development relating in-process research and development for Lacerte, which we acquired in June 1998. We did not incur any charge for purchased research and development in fiscal 1999.

Other Acquisition Costs

    Other acquisition costs include the amortization of goodwill and purchased intangible assets, as well as deferred compensation expenses arising from acquisitions.

    Fiscal 2000 Compared to Fiscal 1999. Other acquisition costs increased to $157.9 million in fiscal 2000, compared to $92.9 million in fiscal 1999. The increase was attributable to the amortization of intangible assets associated with our acquisitions of CRI in May 1999, of Boston Light, SecureTax and Hutchison in August 1999, and of Turning Mill Software in November 1999. Amortization expense related to completed acquisitions will continue to have a negative impact on our operating results in future periods. Taking into account the acquisitions we had completed as of July 31, 2000, and assuming we do not experience any impairment of value of the intangible assets that would require us to accelerate amortization, amortization will be approximately $148.1 million in fiscal 2001, $142.8 million in fiscal 2002 and $118.7 million in fiscal 2003. We completed the acquisition of

Venture Finance Software Corp. in August 2000, which will result in approximately $111 million in additional amortization expense in future periods. See Note 20 of the financial statements. If we complete additional acquisitions or accelerate amortization in the future, there would be an incremental negative impact on our operating results. See "Risks That Could Affect Future Results."

    Fiscal 1999 Compared to Fiscal 1998. Other acquisition costs increased to $92.9 million in fiscal 1999, compared to $24.2 million in fiscal 1998. The increase reflected additional amortization resulting from our acquisitions of Lacerte in June 1998 and CRI in May 1999.

Reorganization Costs

    Fiscal 2000, Fiscal 1999 and Fiscal 1998. Reorganization costs reflect the costs associated with Rock closing numerous branch offices in Michigan as it began to transition its mortgage business from a traditional branch-based business to an online and call center-based business. These costs increased to $3.5 million for fiscal 2000, compared to $2.0 million in fiscal 1999 and fiscal 1998. See Notes 1 and 16 of the financial statements.

NON-OPERATING INCOME AND EXPENSES

Interest and Other Income and Expense, Net

    Fiscal 2000 Compared to Fiscal 1999. In fiscal 2000, interest and other income and expense, net, increased to $48.5 million, compared to $18.3 million in fiscal 1999. The increase reflected increased cash and short-term investment balances resulting primarily from our sales of marketable securities, as well as increased interest rates. Interest earned on customer payroll deposits and mortgage loans held for resale, as well as interest expense on lines of credit used for our mortgage business are reported as, or offset against, revenue, as appropriate, and are not included in interest and other income.

    Fiscal 1999 Compared to Fiscal 1998. In fiscal 1999, interest and other income and expense, net, increased to $18.3 million, compared to $12.4 million in fiscal 1998. This reflected increased cash and short-term investment balances, due in part to sales of marketable securities.

Gains from Marketable Securities and Other Investments, Net

    Fiscal 2000, Fiscal 1999 and Fiscal 1998. During fiscal 2000, we recorded pre-tax net gains relating to marketable securities of $481.1 million, compared to $579.2 million in fiscal 1999. We did not have any net gains from marketable securities in fiscal 1998. Our fiscal 2000 net gains resulted primarily from dispositions of Checkfree, Signio (now VeriSign) and Homestore.com common stock. Our fiscal 1999 net gains resulted primarily from sales of Excite, Signio and Concentric common stock, and the gain from converting our Excite common stock to Excite@Home common stock in connection with At Home Corporation's acquisition of Excite. We consider our shares of Excite@Home, VeriSign and 724 Solutions common stock to be trading securities. See Note 1 of the financial statements. As a result, unrealized gains (or losses) due to market fluctuations in these securities are included in our net income on a quarterly basis. Recent volatility in the market has significantly reduced the value of our trading securities. Market fluctuations for trading securities that we continued to hold as of July 31, 2000 resulted in a net reduction in pre-tax income of approximately $97.9 million in fiscal 2000 and approximately $37 million in fiscal 1999. These amounts are included in the pre-tax net gains of $481.1 million and $579.2 million noted above. We expect this volatility to continue as long as we hold these securities. If the market value of these securities declines significantly in the future, it would have a negative impact on our earnings. See "Risks That Could Affect Future Results."

Gain on Divestiture

    In fiscal 1998, we recorded a $4.3 million gain on our August 1997 sale of Parsons Technology, Inc., a direct marketing consumer software subsidiary.

Income Taxes

    Fiscal 2000, Fiscal 1999 and Fiscal 1998. For fiscal 2000, we recorded an income tax provision of $207.2 million on a pretax income of $512.7 million, resulting in an effective tax rate of approximately 40.4%. For fiscal 1999, we recorded an income tax provision of $245.5 million on pretax income of $632.0 million, resulting in an effective income tax rate of approximately 38.8%. This compares to an income tax benefit of $5.1 million in fiscal 1998, on income of $1.1 million.

    As of July 31, 2000, we had net deferred tax assets of $134.8 million, which included a valuation allowance of $11.4 million against net operating loss carryforwards relating to our international subsidiaries. The allowance reflects management's assessment that we may not receive the benefit of certain loss carryforwards of our international subsidiaries. While we believe our current valuation allowance is sufficient, it may be necessary to increase this amount if it becomes more likely than not that a greater portion of the net deferred tax assets will not be realized. We will assess the need for an adjustment to the valuation allowance on a quarterly basis. See Note 13 of the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

    At July 31, 2000, our cash and cash equivalents totaled $416.9 million, a $137.2 million decrease from July 31, 1999.

    Our operations provided $6.1 million in cash during fiscal 2000. Primary components of cash from operations were net income of $305.7 million and net income adjustments made for non-cash expenses such as acquisition charges and depreciation. These were offset by net gains from the disposition of marketable securities such as Checkfree, Homestore.com, Excite@Home and Signio Inc., as the cash impact of these dispositions is reflected in investing activities rather than operating activities. See Note 1 of the financial statements. We also experienced a $126.6 million decrease in deferred tax liabilities due primarily to cash payments made for taxes due from the sale of these securities. Increased deferred revenue of $41.6 million also contributed to increased cash from operations, and was driven by agreements related to our Internet-based businesses entered into during the year under which we receive payments from third parties prior to the time that we can recognize them as revenue. This was partially offset by a reduction in acquisition-related liabilities due primarily to a $25 million installment payment to former shareholders of CRI in connection with our acquisition of CRI in June 1999.

    Investing activities used $202.7 million in cash during fiscal 2000. The primary use of cash for investing was the net purchase of $709.1 million of short-term investments, which was roughly offset by proceeds of $681.4 million from the sale of marketable securities. We also purchased $94.9 million in property and equipment as a result of our ongoing investment in information systems and infrastructure for our Internet-based businesses. Our acquisitions of SecureTax and Hutchison were also paid for with $54.6 million in cash.

    Financing activities provided $59.3 million during fiscal 2000, which was primarily attributable to $90.1 million in proceeds from the exercise of employee stock options. This was partially offset by a $27.3 million decrease in the outstanding balance on our warehouse line of credit for our mortgage business, as we decided to use some of our cash position to significantly reduce the balance.

    We currently hold investments in a number of publicly traded companies. See
Note 1 of the financial statements. The volatility of the stock market and the potential risk of fluctuating stock prices may have an impact on the proceeds from future sales of these securities and therefore on our future liquidity. Due to our reporting of the Excite@Home, VeriSign and 724 Solutions shares as trading securities, future fluctuations in the carrying values of Excite@Home, VeriSign and 724 Solutions will impact our earnings. See Note 1 of the financial statements. If future declines in our other marketable securities are deemed to be permanent, they will also impact our earnings.

    In connection with our acquisition of CRI (see Note 3 of the financial statements), we are required to pay two additional annual installments of $25 million in each of the next two fiscal years. We also evaluate, on an ongoing basis, the merits of acquiring technologies or businesses, or establishing strategic relationships with and investing in other companies. For example, we exercised our option to purchase VFSC (see Note 20 of the financial statements) and paid all of the exercise price of approximately $119 million in cash in August 2000. In addition, in the normal course of business we enter into leases for new or expanded facilities in both domestic and international locations. We expect to use cash and cash equivalents to partially or fully fund these types activities in the future, which could have a negative impact on our liquidity in future periods.

    We believe that our cash, cash equivalents and short-term investments will be sufficient to meet anticipated seasonal working capital and capital expenditure requirements for at least the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires us to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow, or foreign currency hedges, and establishes accounting standards for reporting changes in the fair value of the derivative instruments. Upon the date of adoption, August 1, 2000, the impact of applying SFAS 133 was immaterial.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements ("SAB 101"), and amended it in March and June 2000. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements for all public registrants. Changes in our revenue recognition policy, if any, resulting from the interpretation of SAB 101 would be reported as a change in accounting principle. We are currently reviewing the impact of SAB 101 on our previously reported results of operations and anticipate that we will adopt SAB 101 during the fourth quarter of fiscal 2001.

    In March 2000, FASB issued FASB Interpretation 44, "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB Opinion 25 ("FIN 44"). FIN 44 applies prospectively to new stock option awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000. Although we are still in the process of analyzing the impact of FIN 44, if any, on our consolidated statements and related disclosures, we do not expect a material impact on our historically reported financial position or results of operations.

                     RISKS THAT COULD AFFECT FUTURE RESULTS

    The factors discussed below are cautionary statements that identify important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements in this Form 10K.

COMPANY-WIDE FACTORS THAT COULD AFFECT FUTURE RESULTS

    Our revenue and earnings are highly seasonal, which causes significant quarterly fluctuations in our revenue and net income. Several of our businesses are highly seasonal -- particularly our tax business, but also small business and consumer finance to a lesser extent. This causes significant quarterly fluctuations in our financial results. Revenue and earnings are usually strongest during the quarters ending January 31 and April 30. We experience lower revenues, and often significant operating losses, in the July 31 and October 31 quarters.

    Acquisition-related charges and gains and losses related to marketable securities can cause significant fluctuation in our net income. Our recent acquisitions have resulted in significant expenses, including amortization of purchased software, goodwill and purchased intangibles, and charges for in-process research and development. Acquisition-related expenses were $80.9 million in fiscal 1998, $100.7 million in fiscal 1999 and $168.1 million in fiscal 2000. Additional acquisitions (including our acquisition of Venture Finance Software Corp. in August 2000) and any premature impairment of the value of purchased assets, could have a significant negative impact on future operating results. Our investment activities also impact our net income. We recorded pre-tax gains and losses from marketable securities and other investments of $579.2 million in fiscal 1999 and $481.1 in fiscal 2000. These amounts reflect net realized gains on sales of certain marketable securities during fiscal 1999 and 2000, as well as unrealized quarter-to-quarter gains and losses due to price fluctuations in securities that we account for as "trading securities." Fiscal 2000 decreases in the market prices of our trading securities resulted in a significant reduction in our pre-tax income, and future price fluctuations in trading securities, and any significant long-term declines in value of other securities, could reduce our net income in future periods.

    If we do not continue to successfully develop new products and services in a timely manner, our future financial results would suffer. The development of products and services is a complex process involving several risks. Hiring and retaining highly qualified technical employees is critical to the success of our development efforts, and we face intense competition for these employees. Launches of products and services can be delayed for a variety of reasons. Products and services may also have "bugs" that hinder performance, give customers incorrect results and/or damage customer data. These problems can be expensive to fix and can also result in higher technical support costs and lost customers.

    We face intense competition for qualified employees, especially for our Internet-based businesses. Like many of our competitors, we have had difficulties during the past few years in hiring and retaining employees, and we expect to face continuing challenges in recruiting and retention.

    Despite our efforts to adequately staff and equip our customer service and technical support operations, we cannot always respond promptly to customer requests for assistance. We occasionally experience customer service and support problems, including longer than expected "hold" times when our staffing is inadequate to handle higher than anticipated call volume, and a large number of inquiries from customers checking on the status of product orders when shipments are delayed. This can adversely affect customer relationships and our financial performance. For example, during fiscal 2000, some small business customers (particularly QuickBooks Support Network and payroll services customers) experienced inconsistent service levels and delays that led to some negative press attention. In order to improve our customer service and technical support, we must continue to focus on eliminating underlying causes of service and support calls (through product improvements and better order fulfillment processes), and on more accurately anticipating demand for customer service and technical support.

    We face risks relating to customer privacy and security and increasing regulation, which could hinder the growth of our businesses -- particularly our Internet-based businesses. Despite our efforts to address customer concerns about privacy and security, these issues still pose a significant risk, and we have experienced lawsuits and negative publicity relating to privacy issues. For example, during fiscal 2000, there have been articles criticizing our privacy practices as they relate to the connectivity of our desktop software to our web sites. We have faced lawsuits and negative press alleging that we improperly shared information about customers with third party "ad servers" for our web sites. A major breach of customer privacy or security by Intuit, or even by another company, could have serious consequences for our businesses -- particularly our Internet businesses -- including reduced customer interest and/or additional regulation by federal or state agencies. In addition, mandatory privacy and security standards and protocols are still being developed by government agencies, and we may incur significant expenses to comply with any requirements that are ultimately adopted. For example, under the Gramm Leach Bliley Act recently adopted by the federal government, by July 1, 2001 Intuit will be required to provide written notice of its privacy practices to all customers. We must give customers an opportunity to state their preferences regarding Intuit's use of their non-public personal information, and we must honor those preferences. If Internet use does not grow as a result of privacy or security concerns, increasing regulation or for other reasons, the growth of our Internet-based businesses would be hindered.

    We face increasing challenges in maintaining adequate access to retail distribution channels. During the past several years, consolidation among retailers caused a number of large retailers and mass merchandisers to hold significant bargaining power. This has made it challenging for us to negotiate financially favorable terms with retailers. Any termination or significant disruption of our relationship with any of our major distributors or retailers, or a significant unanticipated reduction in sales volume attributable to any of our principal resellers, could result in a significant decline in our net revenue. Also, any financial difficulties of our retailers or distributors could have an adverse effect on our operating expenses if uncollectable amounts from them exceed the bad debt reserves we have established.

    We rely on a single third party vendor to handle all outsourced aspects of our primary retail desktop software product launches. While we believe that using a single outsourcer for our primary retail product launches improves the efficiency and reliability of our product launches, reliance on one vendor can have severe negative consequences if the vendor fails to perform for any reason.

    Actual product returns may exceed return reserves. We generally ship significantly more desktop products to our distributors and retailers than we expect them to sell, in order to reduce the risk that distributors or retailers will run out of products. This is particularly true for our tax products, which have a short selling season. Like most software companies, we have a liberal product return policy and we have historically accepted significant product returns. We establish reserves for product returns in our financial statements, based on estimated future returns of products. We closely monitor levels of product sales and inventory in the retail channel in an effort to maintain reserves that are adequate to cover expected returns. In the past, returns have not generally exceeded these reserves. However, if we do experience actual returns that significantly exceed reserves, it would result in lower revenue.

    Our recent acquisitions have resulted in business integration challenges. Our recent acquisitions have expanded our product and service offerings, personnel and geographic locations. Integrating and organizing acquired businesses creates challenges for our operational, financial and management information systems. If we do not adequately address issues presented by growth through acquisitions, we may not fully realize the intended benefits (including financial benefits) of these acquisitions.

    We face existing and potential government regulation in many of our businesses, which can increase our costs and hinder the growth of our businesses. Our Internet-based products and services are available in many states and foreign countries. As a result, we may be subject to regulation and/or taxation in many additional jurisdictions, which could substantially slow commercial use of the Internet and growth of our Internet-based businesses. We offer several regulated products and services through separate subsidiary corporations. Establishing and maintaining regulated subsidiaries requires significant financial, legal and management resources. If the subsidiaries fail to comply with applicable regulations, they could face liability to customers and/or penalties and sanctions by government regulators.

    Legal protection for our intellectual property is not always effective to prevent unauthorized use. We rely on a combination of copyright, patent, trademark and trade secret laws, and employee and third-party nondisclosure and license agreements, to protect our software products and other proprietary technology. We do not have significant copy-protection mechanisms in our software because we do not believe they are practical or effective at this time. Current U.S. laws that prohibit copying give us only limited practical protection from software "pirates," and the laws of many other countries provide very little protection. Policing unauthorized use of our products is difficult, expensive and time-consuming and we expect that software piracy will be a persistent problem for our desktop software products. In addition, the unique technology of the Internet may tend to increase, and provide new methods for, illegal copying of the technology used in our desktop and Internet-based products and services.

    We do not own all of the software and other technologies used in our products and service. We have the licenses from third parties that we believe are necessary for using technology that we do not own in our current products and services. It may be necessary to renegotiate with these third parties for inclusion of their technology in any new versions of our current products or in new products. Third party licenses may not be available on reasonable terms, or at all. Other parties occasionally claim that features or content of our products, or our use of trademarks, may infringe their propriety rights. Past claims have not resulted in any significant litigation, settlement or licensing expenses, but future claims could. Third parties may assert infringement claims against us in the future, and claims could result in costly litigation, require us to redesign one or more of our products or services, or require us to obtain a license to intellectual property rights of third parties or perhaps to cease marketing affected products and services. Third party licenses may not be available on reasonable terms, or at all.

    The stock market has experienced price volatility that has particularly affected technology companies. These market fluctuations have adversely affected our stock price in the past and may do so in the future. Some of the volatility has resulted from factors such as the seasonality and quarterly fluctuations in our revenue and operating results, announcements of technical innovations, acquisitions or strategic relationships by Intuit or its competitors, changes in earnings estimates by analysts and changes in market conditions in the computer hardware and software industries. However, volatility may also be unrelated to our operating performance or the business environment in which we operate.

FACTORS RELATING TO COMPETITION

    We face competitive pressures in all of our businesses, which can have a negative impact on our revenue, profitability and market position. In all our businesses, we face continual risks that competitors will introduce better products and services, reduce prices, gain better access to distribution channels, increase advertising (including advertising targeted at Intuit customers), and release new products and services before we do. Any of these competitive actions (particularly any prolonged price competition) could result in lower net revenue and/or lower profitability for Intuit. They could also affect our ability to keep existing customers and acquire new customers, which is particularly important for our Internet-based products and services.

    In the small business area, we face a wide range of competitive risks that could impact our financial results. For example, in online payroll, the competitive landscape is changing quickly and we could lose some competitive advantage if other companies begin offering online payroll services that integrate with desktop and/or web-based accounting software. As another example, our financial supplies business continues to experience pricing pressures from many of our competitors. While we have been able to offset some of the impact of price competition by improving operational efficiencies and customer service, ongoing price pressures could result in lower revenue and profitability for our supplies business.

    Intense competition in the consumer tax preparation software business has caused us to reduce prices, which has impacted our revenue, profitability and competitive position. During the recent tax season we reduced prices for our Quicken TurboTax product line in response to aggressive pricing by H&R Block and Microsoft. This resulted in significantly lower average selling prices. Although Microsoft ultimately withdrew from the desktop consumer tax preparation software segment this season, they may offer competitive products and services, either directly or indirectly, on the desktop and/or via the web, in future tax seasons. In addition, there are other formidable current and potential competitors in the private sector, and we also face potential competition from publicly-funded government entities seeking to competitively enter private markets in the United States for consumer electronic financial services. Accordingly, we expect competition to remain intense during fiscal 2001.

    Our consumer finance products face aggressive competition that could limit future growth. Our Quicken products compete directly with Microsoft Money, which is aggressively promoted and priced. We expect competitive pressures for Quicken to continue, both from Microsoft Money, and from web-based personal finance tracking and management tools that are becoming increasingly available at no cost to consumers. These pressures could ultimately result in a decline in revenue and profitability for our Quicken product line. There are many competitors for our Internet-based consumer finance products and services. The number of competitors has increased in recent years as more companies expand their businesses onto the Internet. However, we expect that the general downturn in Internet and technology stocks since March 2000 will result in significant consolidation, with fewer, but more financially sound, competitors surviving. This could make it more difficult for us to compete effectively.

    Products and services offered to consumers by government agencies may increasingly overlap with products and services offered by Intuit and others in the private sector, and could have a significant negative impact on our future financial results. Government agencies are increasingly using public funds to offer commercial products and services to consumers that are duplicative of those provided by private sector companies, including Intuit. For example, some federal and state tax agencies have begun to expand their mission by offering individual taxpayers electronic tax preparation and filing services similar to those currently offered by Intuit and others at a low cost. In addition, a growing number of firms are providing web-based tax filing services at no cost to lower income taxpayers through "Digital Divide" public service initiatives, such as Intuit's Quicken Tax Freedom Project, offering additional competition. Another example of the trend for government agencies to provide private sector products and services is the U.S. Postal Service's offering of electronic bill payment services to consumers. Although some governmental agencies have begun taking steps to reverse this trend by abandoning previous plans to provide electronic commerce products and services, future administrative, regulatory or legislative activity in this area could adversely impact Intuit and other companies that provide software and electronic financial services. Intuit is actively working with others in the private sector, as well as with federal and state government officials, to help clarify the appropriate role for government agencies in the electronic commerce marketplace.

FACTORS AFFECTING OUR INTERNET-BASED BUSINESSES GENERALLY

    If we do not continue to successfully refine and update the business models for our Internet -- based products and services, and operationally support these businesses, the businesses will not achieve sustainable financial viability or broad customer acceptance. Our Internet-based business models have more complex and varied revenue streams than our traditional desktop software businesses. For these businesses to become and remain economically viable, we must continually refine their revenue models to reflect the evolving economics of Internet commerce. These businesses also depend on a different operational infrastructure than our desktop software businesses, and we must continually develop, expand and modify internal systems and procedures to support these businesses. In particular, our web-based tax preparation and electronic filing services must continue to effectively handle extremely heavy customer demand during the peak tax season. If we are unable to meet customer expectations in a cost-effective manner, it could result in lost customers, negative publicity, and increased operating costs, which could have a significant negative impact on the financial and market success of these businesses.

    The market pressure to launch Internet-based products and services quickly may lead to lower product quality. The development process for Internet-based products is more rapid, less predictable, and shorter than for our desktop products. Getting Internet-based products and services launched quickly is crucial to competitive success, but this time pressure may result in lower product quality, dissatisfied customers and negative publicity, as well as additional expenses to fix bugs.

SPECIFIC FACTORS AFFECTING OUR SMALL BUSINESS DIVISION

    If we cannot fully and successfully implement all announced QuickBooks Internet Gateway Services in a timely fashion, we may be unable to sustain these services as a successful business. Development of some of the announced QuickBooks Internet Gateway services has not yet been completed. Intuit and the third-party service providers of these services could face technological difficulties, financial difficulties and other problems that could delay or prevent implementation of the QuickBooks Internet Gateway Services, which in turn could delay or prevent us from recognizing contractually committed revenues to the extent that recognition of such revenue depends on implementation with the customer.

    If our recently introduced QuickBooks Internet Gateway services do not achieve and maintain acceptance by customers and the third-party vendors who provide these services, they will not generate long-term revenue growth or profitability. We must meet customer and vendor expectations in delivering our QuickBooks Internet Gateway services. If we do not meet these expectations, we may not be able to maintain the third party vendor relationships that are necessary to allow us to provide services desired by customers. If we fail to meet expectations and maintain these relationships, our ability to expand our QuickBooks Internet Gateway services will be jeopardized. To retain these relationships, we may be required to adapt them in ways that are less attractive to us, financially or otherwise. In addition, QuickBooks Internet Gateway Services are currently available only to customers using QuickBooks 2000. Customer upgrade rates to QuickBooks 2000 have been lower than historical upgrade levels, which has impacted the growth of the potential customer base for these services.

    In order to expand our customer base in the payroll services business, we must continue to improve the efficiency and effectiveness of our payroll processing operations and streamline customer activations for our Deluxe online payroll processing service. The payroll processing business involves a number of business risks if we make errors in providing accurate and timely payroll information, cash deposits or tax return filings, including our incurring liability to customers, additional expense to correct product errors and loss of customers. For our Internet-based services (the Deluxe service, as well as the online Basic service), we must improve our operations to give customers more reliable connectivity to our data center to transmit and receive payroll data and tax tables. In order to expand the customer base for our Deluxe payroll service, we must continue to focus on streamlining the service activation process for new customers.

    Our financial supplies business relies on a single vendor to print all check and other imprinted products. The products provided by this vendor accounted for about 75% of our supplies revenue in fiscal 1999 and 2000. If there are any problems with the vendor's performance, it could have a material negative impact on sales of supplies and on Intuit as a whole.

SPECIFIC FACTORS AFFECTING OUR TAX DIVISION

    Intense competition in the consumer tax preparation software business has caused us to reduce prices, which has impacted our revenue, profitability and competitive position. During the recent tax season we reduced prices for our Quicken TurboTax product line in response to aggressive pricing by H&R Block and Microsoft. This resulted in significantly lower average selling prices. Although Microsoft ultimately withdrew from the desktop consumer tax preparation software segment this season, they may offer competitive products and services, either directly or indirectly, on the desktop and/or via the web, in future tax seasons. In addition, there are other formidable current and potential competitors in the private sector, and we also face potential competition from publicly-funded government entities seeking to competitively enter private markets in the United States for consumer electronic financial services. Accordingly, we expect competition to remain intense during fiscal 2001.

    Significant problems or delays in the development of our tax products would result in lost revenue and customers. The development of tax preparation software presents a unique challenge because of the demanding annual development cycle required to incorporate unpredictable tax law changes each year. The rigid development timetable increases the risk of errors in the products and the risk of launch delays. Any major defects could lead to negative publicity, customer dissatisfaction and incremental operating expenses -- including expenses resulting from our commitment to reimburse penalties and interest paid by consumer customers due solely to calculation errors in our products. A late product launch could cause our current and prospective customers to choose a competitor's product for that year's tax season. This would result in lost revenue in the current year and would make it more difficult for us to sell our products to those customers in future tax seasons.

SPECIFIC FACTORS AFFECTING OUR CONSUMER FINANCE DIVISION

    The long-term viability of Quicken.com and our other Internet-based personal finance services will depend on our ability to increase our customer base as quickly as possible, get greater participation by financial institutions, and expand the depth and breadth of our offerings in order to differentiate ourselves from other Internet-based personal finance service providers. Growth in customers and traffic is crucial for our Quicken.com site and its ability to generate advertising revenue, but traffic can vary significantly from month to month due to seasonal trends, site performance, performance of the major stock market indices and other factors. Monthly Quicken.com page views have varied dramatically over the past year, from approximately 150 million in July 1999, to a peak of over 300 million in March 2000, back down to slightly under 200 million in July 2000. Continued expansion and customer use of Quicken.com and our other personal finance websites will require us to improve site performance, and the scalability and reliability of the underlying technology, to reduce the length and frequency of service interruptions. It will also require us to establish and maintain relationships with key Internet portals, distributors and content providers, and our distribution relationships require us to make significant financial commitments to these companies. For example, our agreement with Excite@Home currently calls for us to share certain revenue generated from our Quicken.com site and our agreement with America Online calls for us to make significant guaranteed payments to America Online over the term of the agreement. Due to the constantly evolving business environment in which we operate, and the changing priorities and economic circumstances of Intuit and our business allies, we may be required to adapt some of our relationships in ways that are less attractive to us (financially or otherwise) in order to continue benefiting from those relationships. Adding more high-quality content is also crucial to our efforts to continue expanding our Quicken.com customer base and to differentiate our site from other personal finance sites. This may require us to invest significant resources in research and development, strategic relationships and/or acquisitions.

    Our mortgage business is subject to interest rate fluctuations and operational risks that could result in further revenue declines. Increases in mortgage rates and other interest rates have adversely affected our mortgage business, contributing to the significant revenue decline from fiscal 1999 to fiscal 2000. If mortgage interest rates continue to rise, this may continue to impact the volume of closed loans and applications -- particularly our most interest-rate sensitive products such as conventional loans and refinancing loans. FHA loans and home purchase mortgages tend to be less mortgage-rate sensitive. Fluctuations in non-mortgage interest rates also create risks with respect to the loans on our balance sheet and impact our cost of funds to provide loans. In addition, our ability to successfully streamline the online application, approval, and closing process will have a significant impact on our ability to attract customers to our mortgage service, and on our ability to continue increasing the percentage of our mortgage revenue generated through the online channel compared to branch offices. We must also maintain relationships with certain banks and other third parties who we will rely on to provide access to capital, and later, service the loans. If we are unable to do so, it could have a negative impact on our mortgage business and on Intuit's financial results.

    The viability of electronic bill management services will require widespread consumer and biller adoption, which may still be years away. The financial success of our bill management services will depend on a number of factors, including timely and cost-effective completion of ongoing development efforts, and adoption and participation rates by customers and financial institutions, including billers. We have not yet completed our development efforts for electronic bill payment and presentment services, and widespread consumer and biller adoption may still be years away. Failure of consumers and billers to widely adopt electronic bill payment and presentment would have a material negative effect on our business.

SPECIFIC FACTORS AFFECTING OUR INTERNATIONAL DIVISION

    Business conditions in international markets, other risks inherent in international operations, and changes in our business model in Europe, may negatively impact our financial performance. Conducting business internationally involves many risks, including potential volatility in the political and economic conditions of foreign countries; difficulties in managing operations in different locations (including hiring and retaining management personnel); a product development process that is often more time-consuming and costly than in the U.S. due in part to "localization" requirements; fluctuations in foreign currency exchange rates; and unanticipated changes in foreign regulatory requirements. For example, the economic situation in Japan had a negative impact on international revenue and profits during fiscal 1998 and 1999. We experienced product launch delays in Germany in fiscal 1998 and fiscal 1999, which contributed to revenue declines in certain quarters. In addition, the shift in our business model in Germany has led to declining revenues for us in the markets served by our partner.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SHORT-TERM INVESTMENT PORTFOLIO

    We do not hold derivative financial instruments in our short-term investment portfolio. Our short-term investments consist of instruments that meet quality standards consistent with our investment policy. This policy dictates that we diversify our holdings and limit our short-term investments to a maximum of $5 million to any one issuer. Our policy also dictates that all short-term investments mature in 30 months or less. The following table of our short-term investments portfolio is classified by the maturity date listed on the security:

PRINCIPAL AMOUNTS BY EXPECTED MATURITY:

                                                    YEARS ENDING JULY 31,                                  FAIR VALUE
                                    -----------------------------------------------------                   JULY 31,
                                      2000        2001       2002       2003       2004        TOTAL          2000
                                    --------    --------    -------    ------    --------    ----------    ----------
                                                          (IN THOUSANDS, EXCEPT INTEREST RATES)
Cash Equivalents..................  $412,655          --         --        --          --    $  412,655    $  412,597
  Average Interest Rate...........      5.36%                                                      5.36%
Investments.......................  $182,801    $157,309    $13,039    $3,872    $693,199    $1,050,220    $1,050,397
  Average Interest Rate...........      4.97%       5.14%      4.42%     4.36%       4.40%         4.61%
Total Portfolio...................  $595,456    $157,309    $13,039    $3,872    $693,199    $1,462,875    $1,462,994
  Average Interest Rate...........      5.24%       5.14%      4.42%     4.36%       4.40%         4.82%

MARKETABLE SECURITIES

    We carried significant balances in marketable equity securities as of July 31, 2000. These securities are subject to considerable market risk due to their volatility. Fluctuations in the carrying value of our shares of Excite@Home, VeriSign and 724 Solutions will have an immediate impact on our earnings because we report these shares as trading securities. See Note 1 of the financial statement notes for more information regarding risks related to our investments in marketable securities and the impact of our trading securities on our reported net income.

INTEREST RATE RISK

    Interest rate risk represents a component of market risk to us and represents the possibility that changes in interest rates will cause unfavorable changes in our net income and in the value of our interest rate sensitive assets, liabilities and commitments, particularly those that relate to our mortgage business. In a higher interest rate environment, borrower demand for mortgage loans declines, adversely affecting our mortgage loan business. Interest rate movements also affect the interest income earned on loans we hold for sale in the secondary market, interest expense on our lines of credit, the value of our mortgage loans and ultimately the gain or loss on the sale of those mortgage loans. In addition, interest rate movements affect the interest income earned on investments we hold in our short-term investment portfolio and the value of those investments.

    As part of our risk management programs, we enter into financial agreements and purchase financial instruments in the normal course of business to manage our exposure to interest rate risk with respect to our conventional loans and our government-insured loans (together, "Prime Loans"), but not with respect to our sub-prime loans or home equity lines of credit. We use these financial agreements and financial instruments for the explicit purpose of managing interest rate risks to protect the value of our mortgage loan portfolio, and not for trading purposes.

    We actively monitor and manage our exposure to interest rate risk on Prime Loans, which is incurred in the normal course of business. The committed and closed pipelines of Prime Loans, as well as the related forward commitments and derivatives, are valued daily. We refer to the loans, pipeline, commitments and derivatives together as the "Hedge Position." We evaluate the Hedge Position against a spectrum of interest rate scenarios to determine expected net changes in the fair values of the Hedge Position in relation to the changes in interest rates. We evaluate our interest rate risk exposure daily using models that estimate changes in the fair value of the Hedge Position and compare those changes against the fair value of the underlying assets and commitments.

    The following table shows the maturity of our mortgage loans and home equity lines of credit:

PRINCIPAL AMOUNTS BY EXPECTED MATURITY:

                                                            EXPECTED MATURITY DATE(1)
                                                             PERIOD ENDING JULY 31,                        FAIR VALUE
                                                     ---------------------------------------                JULY 31,
                                                      2000      2001    2002    2003    2004     TOTAL        2000
                                                     -------    ----    ----    ----    ----    -------    ----------
                                                                  (IN THOUSANDS, EXCEPT INTEREST RATES)
ASSETS:
Mortgage Loans.....................................  $60,330      --      --      --      --    $60,330     $62,247
  Average Interest Rate............................    10.05%                                     10.05%
LIABILITIES:
Lines of Credit....................................  $ 2,580      --      --      --      --    $ 2,580     $ 2,600
  Average Interest Rate............................     7.42%                                      7.42%

---------------
(1) In the ordinary course of our mortgage business, expected maturity is based on the assumption that loans will be re-sold in the indicated period.

    Based on the carrying values of our mortgage loans and lines of credit that we held at July 31, 2000, we do not believe that short-term changes in interest rates will have a material effect on the interest income we earn on loans held for sale in the secondary market, interest expense on our lines of credit or the value of mortgage loans. See Notes 1 and 5 of the financial statement notes for more information regarding risks related to our mortgage loans and lines of credit.

IMPACT OF FOREIGN CURRENCY RATE CHANGES

    The currencies of our subsidiaries have remained essentially stable since the end of our 1999 fiscal year, except for the Japanese yen, which strengthened during fiscal 2000. Because we translate foreign currencies into U.S. dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our international subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. For fiscal 2000, there was an immaterial currency exchange impact from our intercompany transactions. Currency exchange risk is also minimized since foreign debt is due almost exclusively in local foreign currencies. As of July 31, 2000, we did not engage in foreign currency hedging activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INTUIT INC.

1. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

    The following financial statements are filed as part of this Report:

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, independent auditors...........   42
Report of KPMG LLP, independent auditors....................   43
Consolidated Balance Sheets as of July 31, 1999 and 2000....   44
Consolidated Statements of Operations for the three years
  ended July 31, 2000.......................................   45
Consolidated Statements of Stockholders' Equity for the
  three years ended July 31, 2000...........................   46
Consolidated Statements of Cash Flows for the three years
  ended July 31, 2000.......................................   47
Notes to Consolidated Financial Statements..................   48

2. INDEX TO FINANCIAL STATEMENT SCHEDULES

    The following financial statement schedule is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements:

    SCHEDULE                                                                 PAGE
    --------                                                                 ----
       II      Valuation and Qualifying Accounts...........................   73

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Intuit Inc.

    We have audited the accompanying consolidated balance sheets of Intuit Inc. as of July 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the 1998 financial statements of Rock Financial Corporation, a wholly owned subsidiary, which statements reflect total revenues constituting $89,762,000 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Rock Financial Corporation, is based solely on the report of the other auditors.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, based on our audits and, for 1998, the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intuit Inc. at July 31, 1999 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                       ERNST & YOUNG LLP

Palo Alto, California
August 22, 2000

                          INDEPENDENT AUDITORS' REPORT

The Shareholders and Board of Directors of
Rock Financial Corporation:

    We have audited the statements of income, stockholders' equity, and cash flows of Rock Financial Corporation (the "Corporation") for the year ended December 31, 1998. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the Corporation's operations and its cash flows for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

    As discussed in note 1 to the financial statements, the Corporation changed its method of accounting for software developed for internal use to adopt the provisions of the American Institute of Certified Public Accountants' Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" in 1998.

                                       KPMG LLP

Detroit, Michigan
January 28, 1999

                                  INTUIT INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                               JULY 31,      JULY 31,
                                                                 1999          2000
                                                              ----------    ----------
                                                               (IN THOUSANDS, EXCEPT
                                                                     PAR VALUE)
Current assets:
  Cash and cash equivalents.................................  $  554,230    $  416,953
  Short-term investments....................................     305,125     1,050,220
  Marketable securities.....................................     431,319       225,878
  Customer deposits.........................................     145,836       181,678
  Accounts receivable, net of allowance for doubtful
    accounts of $12,420 and $9,018, respectively............      63,677        67,420
  Mortgage loans............................................      84,983        60,330
  Deferred income taxes.....................................      64,925        95,777
  Prepaid expenses and other current assets (1).............      71,361        30,538
                                                              ----------    ----------
        Total current assets................................   1,721,456     2,128,794
  Property and equipment, net...............................     119,220       167,707
  Goodwill, net.............................................     383,102       358,890
  Purchased intangibles, net................................      98,049        79,988
  Long-term deferred income taxes...........................      64,575        92,985
  Investments...............................................      45,704        31,160
  Restricted investments....................................      36,028            --
  Loans due from affiliates.................................       1,429         6,464
  Other assets..............................................       7,897        12,914
                                                              ----------    ----------
        Total assets........................................  $2,477,460    $2,878,902
                                                              ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Lines of credit...........................................  $   29,896    $    2,580
  Accounts payable..........................................      66,436        79,145
  Accrued compensation and related liabilities..............      39,996        49,303
  Payroll tax obligations...................................     131,148       177,002
  Escrow liabilities........................................      14,857         5,899
  Drafts payable............................................      49,169        23,598
  Deferred revenue..........................................      65,994       107,578
  Income taxes payable......................................     143,181       110,743
  Short-term note payable...................................          --        34,286
  Deferred income taxes.....................................     136,694        53,934
  Other accrued liabilities.................................     201,872       162,769
                                                              ----------    ----------
        Total current liabilities...........................     879,243       806,837
Long-term obligations.......................................      36,614           538
Minority interest...........................................         215           238
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.01 par value
  Authorized -- 1,345 shares total; 145 shares designated
    Series A; 250 shares designated Series B Junior
    Participating
  Issued and outstanding -- none............................          --            --
  Common stock, $0.01 par value
  Authorized -- 750,000 shares
  Issued and outstanding -- 196,349 and 204,300 shares,
    respectively............................................       1,963         2,043
  Additional paid-in capital................................   1,265,114     1,519,516
  Deferred compensation.....................................          --       (26,522)
  Accumulated other comprehensive income, net of taxes of
    $66,300 and $15,373, respectively.......................      79,144        55,586
  Retained earnings.........................................     215,167       520,666
                                                              ----------    ----------
        Total stockholders' equity..........................   1,561,388     2,071,289
                                                              ----------    ----------
        Total liabilities and stockholders' equity..........  $2,477,460    $2,878,902
                                                              ==========    ==========

---------------
(1) Includes $6.7 million and $7.2 million notes receivable from Venture Finance Software Corp. as of July 31, 1999 and 2000, respectively, see Note 20 of the financial statements.

                            See accompanying notes.

                                  INTUIT INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       YEARS ENDED JULY 31,
                                                              ---------------------------------------
                                                                1998          1999           2000
                                                              ---------     ---------     -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenue.................................................  $689,282      $940,435      $1,093,825
Costs and expenses:
  Cost of goods sold:
    Product and service.....................................   135,656       217,463         282,385
    Amortization of purchased software and other............     2,905         7,775           8,798
  Customer service and technical support....................   121,947       135,172         139,550
  Selling and marketing.....................................   196,127       222,450         264,367
  Research and development..................................   108,604       143,437         169,083
  General and administrative................................    59,698        84,655          83,745
  Charge for purchased research and development.............    53,800            --           1,312
  Other acquisition costs, including amortization of
    goodwill and purchased intangibles......................    24,204        92,917         153,929
  Acquisition related deferred compensation.................        --            --           4,019
  Reorganization costs......................................     2,000         2,000           3,500
                                                              --------      --------      ----------
        Total costs and expenses............................   704,941       905,869       1,110,688
                                                              --------      --------      ----------
        Income (loss) from operations.......................   (15,659)       34,566         (16,863)
Interest and other income and expense, net..................    12,438        18,252          48,443
Gains on marketable securities and other investments, net...        --       579,211         481,130
Gain on disposal of business................................     4,321            --              --
                                                              --------      --------      ----------
Income before income taxes and minority interests...........     1,100       632,029         512,710
Provision (benefit) for income taxes........................    (5,082)      245,550         207,184
                                                              --------      --------      ----------
Income before minority interests............................     6,182       386,479         305,526
Minority interest...........................................        --           (85)           (135)
                                                              --------      --------      ----------
Net income..................................................  $  6,182      $386,564      $  305,661
                                                              ========      ========      ==========
Basic net income per share..................................  $   0.04      $   2.02      $     1.52
                                                              ========      ========      ==========
Shares used in basic net income per share amounts...........   157,147       190,927         200,770
                                                              ========      ========      ==========
Diluted net income per share................................  $   0.04      $   1.93      $     1.45
                                                              ========      ========      ==========
Shares used in diluted net income per share amounts.........   163,891       199,816         211,271
                                                              ========      ========      ==========

                            See accompanying notes.

                                  INTUIT INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         COMMON STOCK       ADDITIONAL                      OTHER       RETAINED        TOTAL
                                     --------------------    PAID-IN       DEFERRED     COMPREHENSIVE   EARNINGS    STOCKHOLDERS'
                                       SHARES      AMOUNT    CAPITAL     COMPENSATION      INCOME       (DEFICIT)      EQUITY
                                     -----------   ------   ----------   ------------   -------------   ---------   -------------
                                                                        (DOLLARS IN THOUSANDS)
Balance at August 1, 1997 as
 reported..........................  140,826,324   1,408       557,452           --          19,432      (163,231)      415,061
Adjustment due to pooling of
 interests.........................    5,811,429      58         1,767           --              --        13,693        15,518
                                     -----------   ------   ----------     --------       ---------     ---------    ----------
Balance at August 1, 1997..........  146,637,753   1,466       559,219           --          19,432      (149,538)      430,579
Comprehensive income (loss):
 Unrealized gains on marketable
   securities......................                                                         160,403
 Foreign currency translation
   adjustments.....................                                                           2,767
                                                                                          ---------
 Total comprehensive income, net of
   tax.............................                                                         163,170                     163,170
Issuance of common stock upon
 exercise of options and other.....    7,003,001      70        42,774           --              --            --        42,844
Issuance of common stock pursuant
 to Employee Stock Purchase Plan...      443,928       4         3,755           --              --            --         3,759
Issuance of common stock pursuant
 to public offering................   32,029,122     321       486,774           --              --            --       487,095
Distribution to S corporation
 shareholders in connection with
 conversion to C corp..............           --      --        (6,755)          --              --       (12,029)      (18,784)
Repurchase of common shares........     (141,479)     (1)       (1,307)          --              --            --        (1,308)
Stockholder distributions..........           --      --            --           --              --        (7,188)       (7,188)
Tax benefit from employee stock
 option transactions...............           --      --        21,594           --              --            --        21,594
Net income.........................           --      --            --           --              --         6,183         6,183
                                     -----------   ------   ----------     --------       ---------     ---------    ----------
Balance at July 31, 1998...........  185,972,325   1,860     1,106,054           --         182,602      (162,572)    1,127,944
Comprehensive income (loss):
 Unrealized (losses) on marketable
   securities......................                                                         (99,450)
 Foreign currency translation
   adjustments.....................                                                          (4,008)
                                                                                          ---------
 Total comprehensive loss, net of
   tax.............................                                                        (103,458)                   (103,458)
Issuance of common stock upon
 exercise of options and other.....    9,113,204      91        71,796           --              --            --        71,887
Issuance of common stock pursuant
 to Employee Stock Purchase Plan...      396,546       4         6,323           --              --            --         6,327
Issuance of common stock pursuant
 to acquisition....................      866,449       8        22,791           --              --            --        22,799
Stockholder distributions..........           --      --            --           --              --        (1,049)       (1,049)
Tax benefit from employee stock
 option transactions...............           --      --        58,150           --              --            --        58,150
Adjustment due to acquisitions
 accounted for as a pooling of
 interests.........................           --      --            --           --              --        (7,776)       (7,776)
Net income.........................           --      --            --           --              --       386,564       386,564
                                     -----------   ------   ----------     --------       ---------     ---------    ----------
Balance at July 31, 1999...........  196,348,524   1,963     1,265,114           --          79,144       215,167     1,561,388
Comprehensive income (loss):
 Unrealized losses on marketable
   securities......................                                                         (23,060)
 Foreign currency translation
   adjustments.....................                                                            (498)
                                                                                          ---------
 Total comprehensive loss, net of
   tax.............................                                                         (23,558)                    (23,558)
Issuance of common stock upon
 exercise of options and other.....    6,651,953      67        80,296           --              --            --        80,363
Issuance of restricted common
 stock.............................      225,000       2        15,202      (15,202)             --            --             2
Issuance of common stock pursuant
 to Employee Stock Purchase Plan...      355,281       4         9,771           --              --            --         9,775
Issuance of common stock pursuant
 to acquisitions...................      719,197       7        55,618      (16,605)             --            --        39,020
Tax benefit from employee stock
 option transactions...............           --      --        93,515           --              --            --        93,515
Amortization of deferred
 compensation......................           --      --            --        5,285              --            --         5,285
Stockholder distributions..........           --      --            --           --              --          (162)         (162)
Net income.........................           --      --            --           --              --       305,661       305,661
                                     -----------   ------   ----------     --------       ---------     ---------    ----------
Balance at July 31, 2000...........  204,299,955   $2,043   $1,519,516     ($26,522)      $  55,586     $ 520,666    $2,071,289
                                     ===========   ======   ==========     ========       =========     =========    ==========

                            See accompanying notes.

                                  INTUIT INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEARS ENDED JULY 31,
                                                              ------------------------------------
                                                                1998         1999         2000
                                                              ---------    --------    -----------
                                                                         (IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................  $   6,182    $386,564    $   305,661
  Adjustment to retained earnings due to acquisitions
    accounted for as a pooling of interests.................                 (7,776)
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Gain on disposal of business, net of tax................     (1,621)         --             --
    Net gain from marketable securities and investments.....         --    (579,211)      (481,130)
    Gain on sale of facility................................     (1,404)         --             --
    Minority interest.......................................         --         (85)          (135)
    Charge for purchased research and development...........     53,800          --          1,312
    Amortization of acquisition related costs...............     24,330     100,692        166,746
    Depreciation............................................     31,246      41,971         46,458
    Provision for credit losses.............................        568         684             --
    Deferred income tax benefit.............................    (36,485)    (14,742)      (140,368)
    Tax benefit from employee stock options.................     21,594      58,150         93,515
  Changes in operating assets and liabilities:
    Accounts receivable.....................................    (17,026)     (3,011)        (3,643)
    Prepaid and other current assets........................    (14,815)    (33,825)        32,453
    Drafts payable..........................................     22,146       5,148        (25,571)
    Escrow liabilities......................................         --         (34)        (8,958)
    Accounts payable........................................     10,008      16,253         12,655
    Accrued compensation and related liabilities............      1,403      12,861          9,142
    Deferred revenue........................................      6,320       7,434         41,584
    Other accrued liabilities...............................     18,083      11,698        (49,722)
    Mortgage loans..........................................    (37,856)     73,373         24,653
    Income taxes payable....................................     (8,508)     72,567        (18,588)
                                                              ---------    --------    -----------
      NET CASH PROVIDED BY OPERATING ACTIVITIES.............     77,965     148,711          6,064
                                                              ---------    --------    -----------
Cash flows from investing activities:
Proceeds from sale of fixed assets and real estate owned....      9,170          --             --
Purchase of property and equipment..........................    (39,948)    (81,308)       (94,944)
Sale of marketable securities...............................         --     531,426        681,388
Purchase of marketable securities...........................        (93)    (50,050)       (18,800)
Liquidation and maturity of short-term investments..........    213,176     278,636      1,346,993
Purchase of short-term investments..........................   (293,306)   (346,574)    (2,056,060)
Acquisitions and dispositions, net of cash acquired.........   (350,288)   (117,608)       (41,987)
Increase in other assets....................................     (1,276)     (6,977)       (17,614)
Stockholder repayments......................................        665         994             --
Purchase of long-term investments, net......................    (17,009)    (28,164)        (1,656)
                                                              ---------    --------    -----------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES...   (478,909)    180,375       (202,680)
                                                              ---------    --------    -----------
Cash flows from financing activities:
Net borrowings under warehouse line of credit...............     18,714     (68,112)       (27,316)
Net payments under reverse repurchase agreement.............     (6,640)    (11,521)            --
Principal payments on long-term debt........................     (6,580)        (21)        (3,323)
Stockholder distributions...................................    (25,974)     (1,464)          (162)
Net proceeds from issuance of common stock, net of
  purchases.................................................    532,358     136,397         90,140
                                                              ---------    --------    -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES.............    511,878      55,279         59,339
                                                              ---------    --------    -----------
Net increase (decrease) in cash and cash equivalents........    110,934     384,365       (137,277)
Cash and cash equivalents at beginning of period............     58,931     169,865        554,230
                                                              ---------    --------    -----------
Cash and cash equivalents at end of period..................  $ 169,865    $554,230    $   416,953
                                                              =========    ========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid...............................................  $   7,486    $  2,650    $     2,554
                                                              =========    ========    ===========
Income taxes paid...........................................  $   6,054    $ 66,005    $   270,271
                                                              =========    ========    ===========

                            See accompanying notes.

                                  INTUIT INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The Company

    Intuit Inc. develops, sells and supports small business accounting and management, tax preparation and consumer finance desktop software products, financial supplies (such as computer checks, envelopes and invoices), and Internet-based products and services for individuals and small businesses. Our products and services are designed to automate commonly performed financial tasks and to simplify the way individuals and small businesses manage their finances and businesses. We sell our products and services throughout North America and in many international markets. Sales are made primarily through retail and OEM distribution channels, traditional direct sales to customers and via the Internet.

  Basis of Presentation

    The consolidated financial statements include the financial statements of Intuit and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain other previously reported amounts have been reclassified to conform to the current presentation format.

    As discussed in Note 3, in December, 1999, we acquired all of the outstanding stock of Rock Financial Corporation, a provider of consumer mortgages, based in Michigan and Title Source Inc. ("Title Source"), a title insurance and escrow company affiliated with Rock, in exchange for the issuance of common shares of Intuit stock. Rock subsequently changed its name to Quicken Loans Inc. These acquisitions have been accounted for as poolings of interests in accordance with Accounting Principles Board 16 ("APB 16") and accordingly, the consolidated financial statements, including the related notes, have been restated as of the earliest period presented to include the results of operations, financial position and cash flows of the above pooled entities.

    Intuit reports its financial results on a July 31 fiscal year-end basis, whereas Rock and Title Source reported their financial results on a December 31 calendar year-end basis prior to the acquisitions. For the purpose of pooling of interests accounting, Rock and Title Source changed their year-end from December 31, to July 31. Intuit's statement of operations for the year ended July 31, 1998 was combined with Rock's and Title Source's statements of operations for the twelve months ended December 31, 1998. Intuit's statement of operations for the year ended July 31, 1999 was combined with Rock's and Title Source's statements of operations for the twelve months ended June 30, 1999. As a result, Rock's and Title Source's revenues and net income of $52.7 million and $7.8 million, respectively for the six month period ended December 31, 1998 have been included in our combined results for both fiscal 1998 and fiscal 1999. This $7.8 million in net income has been reflected as an adjustment to retained earnings for the year ended July 31, 1999. Our fiscal 2000 financial statements, includes results for Rock and Title Source for the thirteen months ended July 31, 2000.

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

                                  INTUIT INC.

  Use of Estimates

    To comply with generally accepted accounting principles, we make estimates and assumptions that affect the amounts reported in the financial statements and the disclosures made in the accompanying notes. Our most significant estimates are related to reserves for product returns and exchanges, reserves for rebates and the collectability of accounts receivable. We also use estimates to determine the remaining economic lives and carrying value of goodwill, purchased intangibles, and fixed assets. Despite our intention to establish accurate estimates and assumptions, actual results may differ from our estimates.

  Net Revenue

    Intuit recognizes revenue upon shipment of our shrink-wrapped products based on "FOB shipping" terms. Under FOB shipping terms, title and risk of loss are transferred, and we have no continuing obligations, once our products are delivered to the shipper. We recognize revenue upon shipment, net of return reserves based on historical experience. To recognize revenue, it must also be probable that we will collect the accounts receivable from our customers. Reserves are provided for returns of excess quantities of current product versions, as well as previous versions of products still in the distribution channel when new versions are launched. In some situations, we receive advance payments from our customers. Revenue associated with these advance payments is deferred until the products are shipped or services are provided. We also reduce revenue by the estimated cost of rebates when products are shipped.

    We recognize revenue from Internet products and services when that revenue is "earned" based on the nature of the particular product or service. For Internet products and services that are provided over a period of time, revenue is recognized pro rata based on the passage of the contractual time period during which the product or service is to be provided or in accordance with agreed upon performance criteria. However, where the Internet product or service is to be provided or delivered at one point in time, revenue is recognized upon delivery of the product or completion of the service, rather than over time. For example, we earn advertising revenues from third parties that advertise on certain of our websites and contract to run such advertisements for a particular period of time. In that case, the associated advertising revenue is recognized ratably over the contractual time period during which the advertising is to be placed. By contrast, for on-line transactions for which we receive a payment (such as the sale of insurance through our QuickenInsurance website), revenue is recognized upon completion of the transaction, assuming there are no remaining obligations on our part. To recognize revenue, it must be probable that we will collect the accounts receivable from our customers.

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

                                  INTUIT INC.

  Customer Service and Technical Support

    Customer service and technical support costs include the costs associated with performing order processing, answering customer inquiries and providing telephone assistance. In connection with the sale of certain products, Intuit provides a limited amount of free telephone support service to customers. This free service, also referred to as post-contract customer support, is included in this expense category. We do not defer the recognition of any revenue associated with sales of these products, since the cost of providing this free support is insignificant. The support is provided within one year after the associated revenue is recognized and enhancements are minimal and infrequent. The estimated cost of providing this free support is accrued upon product shipment.

    In situations where customers are charged for technical support assistance, the costs incurred in providing services are included in cost of goods sold rather than as customer service and technical support expenses.

  Advertising

    We expense advertising costs as incurred. Advertising expense for the years ended July 31, 1998, 1999 and 2000 was approximately $40.2 million, $53.3 million and $57.9 million, respectively.

  Cash, Cash Equivalents and Short-Term Investments

    Intuit considers highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Short-term investments are considered available-for-sale securities and are carried at amortized cost, which approximates fair value. Available-for-sale securities are classified as current assets based upon our intent and ability to use any and all of these securities as necessary to satisfy the significant short-term liquidity requirements that may arise from the highly seasonal and cyclical nature of our business. Based on our significant business seasonality, cash flow requirements within quarters may fluctuate dramatically and require us to use a significant amount of the short-term investments held as available-for-sale securities.

    The following schedule summarizes the estimated fair value of our cash, cash equivalents, and short-term investments:

                                                              JULY 31,     JULY 31,
                                                                1999         2000
                                                              --------    ----------
                                                                  (IN THOUSANDS)
Cash and cash equivalents:
  Cash......................................................  $ 56,548    $    4,298
  Money market funds........................................   294,190       338,462
  Commercial paper & corporate notes........................   156,037        29,543
  Municipal bonds...........................................    37,455        44,650
  U.S. Government securities................................    10,000            --
                                                              --------    ----------
                                                              $554,230    $  416,953
                                                              ========    ==========
Short-term investments:
  Certificates of deposit...................................  $  9,901    $    5,053
  Corporate notes...........................................    19,482        75,640
  Municipal bonds...........................................   284,057       920,360
  U.S. Government securities................................    27,713        49,167
  Restricted short-term investments.........................   (36,028)           --
                                                              --------    ----------
                                                              $305,125    $1,050,220
                                                              ========    ==========

                                  INTUIT INC.

    The estimated fair value of cash equivalents and short-term investments classified by the maturity date listed on the security is as follows:

                                                              JULY 31,     JULY 31,
                                                                1999         2000
                                                              --------    ----------
                                                                  (IN THOUSANDS)
Due within one year.........................................  $735,349    $  595,456
Due within two years........................................   101,784       157,309
Due within three years......................................     1,702        13,039
Due after three years.......................................        --       697,071
Restricted short-term investments...........................   (36,028)           --
                                                              --------    ----------
                                                              $802,807    $1,462,875
                                                              ========    ==========

    Realized gains and losses from sales of each type of instrument were immaterial for all periods presented.

  Marketable Securities

    As explained in greater detail below, we currently hold several marketable securities, most of which we acquired in connection with strategic business transactions and relationships. Our available-for-sale marketable securities are carried at fair value and we include unrealized gains and losses, net of tax, in stockholders' equity. For purposes of the table below, the cost basis for each security was determined using the average purchase price. We have designated our investments in At Home Corporation (which does business as Excite@Home), VeriSign and 724 Solutions as trading securities and fluctuations in the market value of these shares are reported in net income on a quarterly basis. We held the following marketable securities at July 31, 1999 and 2000:

                                                                  GROSS UNREALIZED
                                                                 -------------------   NET RECOGNIZED
                                                        COST       GAIN       LOSS          LOSS        FAIR VALUE
                                                      --------   --------   --------   --------------   ----------
                                                                             (IN THOUSANDS)
1999
  Checkfree Corporation common stock................  $150,081   $152,177   $     --      $     --       $302,258
  Excite@Home common stock..........................   132,060         --         --       (36,856)        95,204
  S1 Corporation common stock.......................    49,997         --    (16,140)           --         33,857
                                                      --------   --------   --------      --------       --------
                                                      $332,138   $152,177   $(16,140)     $(36,856)      $431,319
                                                      ========   ========   ========      ========       ========

                                                                  GROSS UNREALIZED
                                                                 -------------------   NET RECOGNIZED
                                                        COST       GAIN       LOSS          LOSS        FAIR VALUE
                                                      --------   --------   --------   --------------   ----------
                                                                             (IN THOUSANDS)
2000
  Checkfree Corporation common stock................  $ 36,875   $115,000   $     --      $     --       $151,875
  Excite@Home common stock..........................   119,366         --         --       (92,997)        26,369
  Homestore.com, Inc. common stock..................     1,689     10,626         --            --         12,315
  Quotesmith.com, Inc. common stock.................     5,645         --     (2,721)           --          2,924
  S1 Corporation common stock.......................    49,997         --    (25,302)           --         24,695
  VeriSign, Inc. (formerly Signio) common stock.....     4,916         --         --        (1,833)         3,083
  724 Solutions (formerly eZlogin) common stock.....     7,700         --         --        (3,083)         4,617
                                                      --------   --------   --------      --------       --------
                                                      $226,188   $125,626   $(28,023)     $(97,913)      $225,878
                                                      ========   ========   ========      ========       ========

    In January 1997, we sold our online banking and bill payment transaction processing business to Checkfree Corporation. We obtained marketable securities in Checkfree as a result of this sale. We account for the investment

                                  INTUIT INC.

in Checkfree as an available-for-sale equity security, which accordingly is carried at market value. Checkfree common stock is quoted on the Nasdaq National Market under the symbol CKFR. The closing price of Checkfree common stock at July 31, 2000 was $60.75 per share. At July 31, 2000, we held 2.5 million shares, or approximately 4.3%, of Checkfree's outstanding common stock.

    In connection with At Home Corporation's acquisition of Excite in May 1999, our shares of Excite were converted into Excite@Home common stock. We have elected to report these converted Excite@Home shares as a trading security. As a result, we are reporting both positive and negative fluctuations in the market value of this stock in net income. At July 31, 2000, we owned approximately 1.9 million shares (or approximately 0.5%) of Excite@Home common stock and reported a recognized valuation loss of approximately $93.0 million for these securities for fiscal 2000. The closing price of Excite@Home (Nasdaq symbol ATHM) at July 31, 2000, was $14.00 per share.

    In August 1999, we acquired 729,165 shares of common stock of Homestore.com, Inc. upon conversion of our preferred shares in connection with Homestore.com's initial public offering. We account for the investment in Homestore.com as an available-for-sale equity security, which accordingly is carried at market value. Homestore.com common stock is quoted on the Nasdaq National Market under the symbol HOMS. The closing price of Homestore.com common stock at July 31, 2000, was $35.00 per share. At July 31, 2000, we held 351,865 shares, or approximately 0.4%, of Homestore.com's outstanding common stock.

    In February 1999, we purchased one million shares of common stock of Quotesmith.com, Inc. We purchased an additional 272,727 shares of Quotesmith.com in August 1999 at the time of its initial public offering. We account for the investment in Quotesmith.com as an available-for-sale equity security, which accordingly is carried at market value. Quotesmith.com common stock is quoted on the Nasdaq National Market under the symbol QUOT. The closing price of Quotesmith.com common stock at July 31, 2000 was $2.44 per share. At July 31, 2000, we held 1,197,327 shares, or approximately 6.2%, of Quotesmith.com's outstanding common stock.

    In May 1999, we purchased 970,813 shares of common stock of Security First Technologies. In November 1999, Security First Technologies changed its name to S1 Corporation. We account for the investment in S1 as an available-for-sale equity security, which accordingly is carried at market value. S1 common stock is quoted on the Nasdaq National Market under the symbol SONE. The closing price of S1 common stock at July 31, 2000 was $25.44 per share. At July 31, 2000, we held 970,813 shares, or approximately 1.8%, of S1's outstanding common stock. In connection with the above purchase, we also received an option to purchase up to additional 4,579,187 shares of S1 exercisable at a per share purchase price of $51.50.

    In connection with VeriSign Corporation's acquisition of Signio in February 2000, our shares of Signio were converted into VeriSign common stock. At the time of the conversion of our existing Signio shares into VeriSign shares, we recorded a realized gain of approximately $48.2 million. We have elected to report these converted VeriSign shares as a trading security. As a result, we are reporting both positive and negative fluctuations in the market value of this stock in net income. At July 31, 2000, we owned 19,431 shares (less than 1%) of VeriSign common stock and reported a recognized valuation loss of approximately $1.8 million for these securities for fiscal 2000. The closing price of VeriSign (Nasdaq symbol VRSN) at July 31, 2000, was $158.69 per share.

    In connection with 724 Solutions Inc.'s acquisition of eZlogin in June 2000, our shares of eZlogin were converted into 724 Solutions common stock. At the time of the conversion of our existing eZlogin shares into 724 Solutions shares, we recorded a realized gain of approximately $5.4 million. We have elected to report these converted 724 Solutions shares as a trading security. As a result, we are reporting both positive and negative fluctuations in the market value of this stock in net income. At July 31, 2000, we owned 137,808 shares (or

                                  INTUIT INC.

approximately 0.4%) of 724 Solutions common stock and reported a recognized valuation loss of approximately $3.1 million for these securities for fiscal 2000. The closing price of 724 Solutions (Nasdaq symbol SVNX) at July 31, 2000, was $33.50 per share.

    During fiscal year 2000, we sold 7,675,000 shares of Checkfree, 377,300 shares of Homestore.com, and 174,877 shares of VeriSign. In connection with these sales we recognized realized gains of $505.1 million, $15.4 million, and $6.2 million, respectively. Total net gains from marketable securities were $481.1 million for fiscal 2000.

    All of our marketable securities are stocks of high technology companies that are subject to substantial volatility. Accordingly, it is possible that the market price of one or more of these companies' stocks could decline substantially and quickly, which could result in a material reduction in the carrying value of these assets.

  Mortgage Lines of Credit

    For mortgage lines of credit we estimate fair value based on the discounted value of contractual cash flows using interest rates currently in effect for similar maturities and collateral requirements. The carrying amount of these lines of credit approximates their estimated fair values since all of the borrowings have variable interest rates that approximate current market interest rates for similar types of lines of credit and are due upon demand. The carrying amount of mortgage lines of credit held at July 31, 1999 and 2000, were $30.0 million and $2.6 million, respectively.

  Mortgage Loans

    We carry mortgage loans at estimated realizable value, and we estimate their fair value using quoted market prices for similar loans, adjusted for differences in loan characteristics, including credit quality. The carrying amount of accrued interest receivable approximates the assets' fair value. The carrying amount of mortgage loans held at July 31, 1999 and 2000, were $85.0 million and $60.3 million, respectively.

  Property and Equipment

    Property and equipment is stated at cost. We calculate depreciation using the straight-line method over the estimated useful lives of the assets, which range from 3 to 30 years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives or remaining lease terms. Property and equipment consisted of the following:

                                                              JULY 31,     JULY 31,
                                                                1999         2000
                                                              ---------    ---------
                                                                  (IN THOUSANDS)
Machinery and equipment.....................................  $ 138,762    $ 204,836
Furniture and fixtures......................................     30,035       31,204
Leasehold improvements......................................     40,524       54,370
Land and buildings..........................................      9,049       11,551
Construction in progress....................................      2,703        8,247
                                                              ---------    ---------
                                                                221,073      310,208
Less accumulated depreciation and amortization..............   (101,853)    (142,501)
                                                              ---------    ---------
                                                              $ 119,220    $ 167,707
                                                              =========    =========

                                  INTUIT INC.

  Goodwill and Intangible Assets

    We record goodwill when the cost of net assets we acquire exceeds their fair value. Goodwill is amortized on a straight-line basis over periods ranging from 3 to 5 years. The cost of identified intangibles is generally amortized on a straight-line basis over periods ranging from 1 to 10 years. When appropriate we perform reviews to determine if the carrying value of assets is impaired. The reviews look for the existence of facts or circumstances, either internal or external, which indicate that the carrying value of the asset cannot be recovered. No such impairment has been indicated to date. If, in the future, management determines the existence of impairment indicators, we would use undiscounted cash flows to initially determine whether impairment should be recognized. If necessary, we would perform a subsequent calculation to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets. If quoted market prices for the assets are not available, the fair value would be calculated using the present value of estimated expected future cash flows. The cash flow calculations would be based on management's best estimates, using appropriate assumptions and projections at the time.

    Goodwill and purchased intangible assets consisted of the following:

                                                                         NET BALANCE AT JULY 31,
                                                              LIFE IN    ------------------------
                                                               YEARS       1999           2000
                                                              -------    ---------      ---------
                                                                        (IN THOUSANDS)
Goodwill....................................................  3 -  5     $383,102       $358,890
Customer lists..............................................  3 -  5       66,934         57,890
Covenant not to compete.....................................  3 -  5        2,492          4,992
Purchased technology........................................  1 -  5       17,751         10,990
Assembled workforce.........................................  2 -  5        3,972          1,976
Trade names and logos.......................................  1 - 10        6,900          4,140

    Balances presented above are net of total accumulated amortization of $210.1 million and $465.3 million at July 31, 1999 and July 31, 2000, respectively.

  Concentration of Credit Risk

    Intuit operates in an industry that is highly competitive and rapidly changing. Many circumstances could have an unfavorable impact on Intuit's operating results. Examples include significant technological changes in the industry, changes in customer requirements or the emergence of competitive products or services with new capabilities.

    We are also subject to risks related to our significant balances of short-term investments, marketable securities and trade accounts receivable. At July 31, 2000, we held approximately $226 million in marketable securities, as described in "Marketable Securities", above in Note 1. Fluctuations in the market value of our shares in Excite@Home, VeriSign and 724 Solutions result in recognized gains and losses in our statement of operations on an ongoing basis, since these investments are treated as trading securities. If there is a permanent decline in the value of any other marketable securities below cost, we would report this decline in our statement of operations. See "Marketable Securities," above in Note 1 for a discussion of risks associated with our marketable securities. Our remaining portfolio is diversified and consists primarily of short-term investment-grade securities.

    To reduce the credit risk associated with accounts receivable, Intuit performs ongoing evaluations of customer credit. Generally, no collateral is required. We maintain reserves for estimated credit losses and these losses have historically been within our expectations.

                                  INTUIT INC.

    In the normal course of our mortgage business, we enter into loan commitments to extend credit in order the meet the financing needs of our customers. Loan commitments are agreements to lend to a customer as long as all conditions specified in the contract are met. Commitments generally have fixed expiration dates or other termination clauses and may require the customer to pay a fee. We evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral we obtain is based on our credit evaluation of the customer.

    Loan commitments subject us to market risks and credit risks. Market risk occurs if interest rates rise after a loan commitment is made. To offset this risk on conventional loans that are in process, we purchase puts and calls on U.S. Treasury securities. At July 31, 2000, we held calls in the amount of $7.5 million. The credit risk associated with these puts and calls on U.S. Treasury securities is a small fraction of the notional amount of the securities and is reflected in their fair value. Loan commitments also involve credit risk relating to the customer, which is not reflected on the balance sheet. We use the same credit policies for making credit commitments as we do for the underlying loan product.

    Loan commitments to extend credit at July 31, 1998, 1999 and 2000 were as follows:

                                                    JULY 31, 1998            JULY 31, 1999            JULY 31, 2000
                                                ---------------------    ---------------------    ---------------------
                                                 FIXED-     VARIABLE-     FIXED-     VARIABLE-     FIXED-     VARIABLE-
                                                  RATE        RATE         RATE        RATE         RATE        RATE
                                                --------    ---------    --------    ---------    --------    ---------
                                                                            (IN THOUSANDS)
Conventional prime loans......................  $299,000     $49,000     $213,000     $58,000     $167,000     $31,100
Sub-prime loans...............................     8,000          31        7,300          85        4,200       1,700
High-LTV loans................................       500          --          400          --          600          --
                                                --------     -------     --------     -------     --------     -------
                                                $307,500     $49,031     $220,700     $58,085     $171,800     $32,800
                                                ========     =======     ========     =======     ========     =======

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

Comprehensive Income (Loss)

    SFAS 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive net income and its components. However, it has no impact on our net income as presented in our financial statements. SFAS 130 requires foreign currency translation adjustments and changes in the fair value of available-for-sale securities to be included in comprehensive income.

                                  INTUIT INC.

    The components of comprehensive net income are as follows:

                                                                     YEARS ENDED JULY 31,
                                                              ----------------------------------
                                                                1998         1999         2000
                                                              ---------    ---------    --------
                                                                        (IN THOUSANDS)
Beginning balance gain, net of tax..........................  $  19,432    $ 182,602    $ 79,144
Unrealized gain (loss) on marketable securities.............    267,338     (165,750)    (38,433)
Tax benefit (effect) on unrealized gain.....................   (106,935)      66,300      15,373
Translation adjustment gain (loss), net of tax..............      2,767       (4,008)       (498)
                                                              ---------    ---------    --------
Ending balance gain, net of tax.............................  $ 182,602    $  79,144    $ 55,586
                                                              =========    =========    ========

    The change in unrealized loss on marketable securities during 1999 and 2000 includes reclassification adjustments totaling $616.1 million and $520.8 million, respectively, relating to gains realized in income from sale of securities and reclassification of available-for-sale securities to trading securities. Accumulated unrealized holding gains, net of taxes, were $181.1 million at July 31, 1998, $81.6 million at July 31, 1999 and $58.6 million at July 31, 2000. Accumulated translation gain (loss), net of taxes, was $1.5 million at July 31, 1998, $(2.5) million at July 31, 1999 and $(3.0) million at July 31, 2000.

  Deferred Stock-based Compensation

    We recognize deferred stock compensation for the difference between the exercise price and the fair value of stock options and unvested options issued in exchange for options of acquired companies. The deferred stock compensation is amortized straight-line over the vesting term of such options. During fiscal 2000, Intuit recorded deferred compensation of $31.8 million and amortization expense of $5.3 million.

  Recent Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires us to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow, or foreign currency hedges, and establishes accounting standards for reporting changes in the fair value of the derivative instruments. Upon the date of adoption, August 1, 2000, the impact of applying SFAS 133 was immaterial.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements ("SAB 101"), and amended it in March and June 2000. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements for all public registrants. Changes in our revenue recognition policy, if any, resulting from the interpretation of SAB 101 would be reported as a change in accounting principle. We are currently reviewing the impact of SAB 101 on our previously reported results of operations and anticipate that we will adopt SAB 101 during the fourth quarter of fiscal 2001.

    In March 2000, the FASB issued FASB Interpretation 44, "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB Opinion 25 ("FIN 44"). FIN 44 applies prospectively to new stock option awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000. Although we are still in the process of analyzing the impact of FIN 44, if any, on our consolidated statements and related disclosures, we do not expect a material impact on our historically reported financial position or results of operations.

                                  INTUIT INC.

 2. PER SHARE DATA

    Basic income per share is computed using the weighted average number of common shares outstanding during the period. Diluted income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon the exercise of stock options under the treasury stock method. All share and per share amounts shown in this table have been restated to reflect a three for one stock split effective September 30, 1999 (see Note 10). The following table shows the computation of basic and diluted income per share for the years ended July 31, 1998, 1999 and 2000:

                                                                    YEARS ENDED JULY 31,
                                                              --------------------------------
                                                                1998        1999        2000
                                                              --------    --------    --------
                                                              (IN THOUSANDS, EXCEPT SHARE AND
                                                                      PER SHARE DATA)
BASIC:
  Weighted average common shares outstanding................   157,147     190,927     200,770
                                                              ========    ========    ========
  Net income................................................  $  6,182    $386,564    $305,661
                                                              ========    ========    ========
  Per share amount..........................................  $   0.04    $   2.02    $   1.52
                                                              ========    ========    ========
DILUTED:
  Weighted average common shares outstanding................   157,147     190,927     200,770
  Equivalent shares issuable upon exercise of options.......     6,744       8,889      10,501
                                                              --------    --------    --------
  Shares used in per share amounts..........................   163,891     199,816     211,271
                                                              ========    ========    ========
  Net income................................................  $  6,182    $386,564    $305,661
                                                              ========    ========    ========
  Per share amount..........................................  $   0.04    $   1.93    $   1.45
                                                              ========    ========    ========

    The effect of options to purchase 2.8 million shares of common stock in 1999 and 2.3 million shares of common stock in 2000 was not included in the computation of diluted income per share because the option exercise prices were greater than the average market price of common stock.

 3. ACQUISITIONS

    On December 8, 1999, we completed the purchase of all of the outstanding shares of Rock for approximately 8.6 million shares of Intuit common stock. Rock is a provider of consumer mortgages and is based in Michigan. In connection with the acquisition, Intuit assumed all of Rock's outstanding employee stock options, which were converted into options to purchase approximately 1.2 million shares of Intuit common stock. Rock stockholders received 0.58 shares of Intuit common stock for each share of Rock common stock. In a related transaction, Intuit also completed the acquisition of Title Source, Inc., an affiliate of Rock, for approximately 150,000 shares of Intuit common stock. Title Source provides title insurance and escrow services to real estate agents, lenders, attorneys, corporations and homeowners. We accounted for the acquisitions of Rock and Title Source as a pooling of interests

                                  INTUIT INC.

for accounting purposes and have restated all previously reported amounts to reflect the effect of the pooling. A net revenue and net income (loss) reconciliation for the years ended July 31, 1998 and 1999 is summarized below:

                                                                   YEARS ENDED JULY 31,
                                                                  ----------------------
                                                                    1998          1999
                                                                  --------      --------
                                                                  (IN THOUSANDS, EXCEPT
                                                                     PER SHARE DATA)
Net revenue:
  Intuit....................................................      $592,736      $847,568
  Quicken Loans and Title Source............................        96,546        92,867
                                                                  --------      --------
  Combined..................................................      $689,282      $940,435
                                                                  ========      ========
Net income (loss):
  Intuit....................................................      $(12,157)     $376,549
  Quicken Loans and Title Source............................        18,339        10,015
                                                                  --------      --------
  Combined..................................................      $  6,182      $386,564
                                                                  ========      ========
Basic net income (loss) per share:
  Intuit....................................................      $  (0.08)     $   2.06
  Quicken Loans and Title Source............................          0.12         (0.04)
                                                                  --------      --------
  Combined..................................................      $   0.04      $   2.02
                                                                  ========      ========

Diluted net income (loss) per share; Intuit.................      $  (0.08)     $   1.97
  Quicken Loans and Title Source............................          0.12         (0.04)
                                                                  --------      --------
  Combined..................................................      $   0.04      $   1.93
                                                                  ========      ========

    The acquisitions described below have been accounted for as purchase transactions in accordance with APB No. 16 and, accordingly, the results of operations and financial position of the acquired businesses are included in Intuit's consolidated financial statements only after the date of acquisition.

    In June 1998, we acquired substantially all of the assets of Lacerte Software Corporation and Lacerte Educational Services Corporation (together, "Lacerte"), for cash. Lacerte is a leading developer and marketer of tax preparation software and services for tax professionals. The purchase price was approximately $400 million, which was funded by a public offering of 30.0 million shares of common stock in May and June 1998. In addition, we assumed liabilities of $31.8 million. Note 10 provides more information on this public offering.

    The acquisition of Lacerte was treated as a purchase for accounting purposes. We allocated approximately $358.2 million of the purchase price to identified intangible assets and goodwill. These assets are being amortized over a period of three to five years. We also expensed approximately $53.8 million of in-process research and development at the time of the acquisition. The following table shows pro forma net revenue, net loss from

                                  INTUIT INC.

continuing operations and diluted net loss per share from continuing operations of Intuit and Lacerte for the fiscal year ending July 31, 1998 as if we had acquired Lacerte at the beginning of fiscal 1998:

                                                                   YEAR ENDED JULY 31, 1998
                                                                  --------------------------
                                                                  INCLUDING
                                                                   LACERTE       AS REPORTED
                                                                  ---------      -----------
                                                                  (IN THOUSANDS, EXCEPT PER
                                                                    SHARE DATA; UNAUDITED)
Net revenue.................................................      $764,790        $689,282
Net income (loss) from continuing operations................       (38,350)          6,182
Diluted net income (loss) per share from continuing
  operations................................................      $  (0.23)       $   0.04

    On April 7, 1999, we acquired the customer list and intellectual property rights of TaxByte, Inc., for approximately $11 million in cash. TaxByte was a professional tax preparation software company with a customer base of approximately 3,600 professional tax preparers. The acquisition was treated as a purchase for accounting purposes and the entire purchase price was allocated to identified intangible assets and goodwill to be amortized over five years. We did not acquire any tangible assets or assume any liabilities in connection with the purchase.

    On May 3, 1999, we acquired Computing Resources, Inc. ("CRI"), a Reno, Nevada-based provider of payroll services. The purchase price for privately-held CRI was approximately $200 million, consisting of approximately $100 million cash and approximately $25 million of Intuit stock that was paid at closing, and $75 million in cash being paid in three annual installments of $25 million each.

    We accounted for the acquisition of CRI as a purchase for accounting purposes and allocated approximately $187 million to identified intangible assets and goodwill. These assets are being amortized over a period of three to five years. The following table shows pro forma net revenue, net income (loss) from continuing operations and diluted net loss per share from continuing operations of Intuit and CRI as if we had acquired CRI at the beginning of fiscal 1998:

                                                                YEAR ENDED JULY 31,     YEAR ENDED JULY 31,
                                                                       1998                     1999
                                                              -----------------------   --------------------
                                                              INCLUDING                 INCLUDING      AS
                                                                 CRI      AS REPORTED      CRI      REPORTED
                                                              ---------   -----------   ---------   --------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA;
                                                                                UNAUDITED)
Net revenue.................................................  $721,182     $689,282     $966,183    $940,435
Net income (loss) from continuing operations................   (25,759)       6,182      361,197     386,564
Diluted net income (loss) per share from continuing
  operations................................................  $  (0.16)    $   0.04     $   1.81    $   1.93

    On June 11, 1999, we acquired the customer list and intellectual property rights of Compucraft Tax Services, LLC, for approximately $8 million in cash, with a provision that could increase the overall purchase price if certain performance targets are met. Compucraft was a professional tax preparation service bureau company with an active customer base of approximately 3,400 professional tax preparers. The acquisition was accounted for as a purchase for accounting purposes. The entire purchase price was allocated to identified intangible assets. No liabilities were assumed in connection with the purchase.

    On August 2, 1999, we completed the purchase of all of the outstanding common and Series A preferred stock of Boston Light Software Corp. ("Boston Light") for approximately $33.5 million in stock. In connection with the agreement, Intuit assumed 482,910 of Boston Light's outstanding employee stock options, which were converted into 160,970 shares of Intuit common stock. Boston Light is a developer of software and web based products for small businesses and is based in Boston, Massachusetts. We accounted for the acquisition of Boston Light as a

                                  INTUIT INC.

purchase for accounting purposes and allocated approximately $24.0 million to identified intangible assets, goodwill and deferred compensation. These assets are being amortized over a period of three to five years. We also expensed approximately $0.3 million of in-process research and development at the time of acquisition.

    On August 9, 1999, we completed the purchase of all of the outstanding common stock of SecureTax.com, for approximately $52.0 million in cash. SecureTax is a developer of online tax preparation and electronic filing services and is based in Rome, Georgia. We accounted for the acquisition of SecureTax as a purchase for accounting purposes and allocated approximately $52.0 million to identified intangible assets and goodwill. These assets are being amortized over a period of three to five years.

    On August 10, 1999, we completed the purchase of all of the outstanding common stock of Hutchison Avenue Software Corporation ("Hutchison"), for approximately $7.5 million in cash. Hutchison is a developer of software and web based products and is based in Ontario, Canada. In connection with the agreement, Intuit assumed 395,058 of Hutchison's outstanding employee stock options, which were converted into 131,686 shares of Intuit common stock. We accounted for the acquisition of Hutchison as a purchase for accounting purposes and allocated approximately $6.8 million to identified intangible assets and goodwill. These assets are being amortized over periods of three to five years. The total purchase price, including the cost associated with the assumption of Hutchison's stock options, was approximately $18.5 million. We also expensed approximately $1.1 million of in-process research and development at the time of acquisition.

    On November 30, 1999, we completed the purchase of all of the outstanding common stock of Turning Mill Software, Inc. ("Turning Mill") for approximately $22.1 million in stock. Turning Mill is a developer of software and web based products based in Acton, Massachusetts. We accounted for the acquisition of Turning Mill as a purchase for accounting purposes and allocated approximately $22.1 million to identified intangible assets, goodwill and deferred compensation. These assets are being amortized over periods of three to five years. Under the terms of agreement, we issued 416,881 shares of Intuit common stock in exchange for all outstanding shares of Turning Mill.

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

 4. SIGNIFICANT TRANSACTIONS

    On February 17, 1998, we announced a three-year agreement with America Online, Inc. ("AOL"). Under the terms of the agreement, subject to certain limited exceptions, we are the exclusive provider of tax preparation and filing, multi-carrier life and auto insurance, and multi-lender mortgage services on both the AOL service and AOL.com, which is AOL's default site for Internet access by AOL members. In addition, on AOL.com, we are the primary source of financial content for the Personal Finance Web Channel. We have guaranteed payments to AOL totaling $30 million over three years. Of that amount $16.2 million was paid upon signing, and the remainder is being amortized over the term of the agreement. AOL will also be eligible for additional revenue sharing payments once Intuit has recovered certain advances and other amounts.

                                  INTUIT INC.

    On May 27, 1999, we completed a $50 million investment in Security First Technologies ("Security First"). In November 1999, Security First Technologies changed its name to S1 Corporation ("S1"). S1 delivers enterprise-wide Internet applications for financial institutions. We purchased 970,813 shares of common stock at a price of $51.50 per share. In connection with this agreement, and contingent on S1's completion of two subsequent acquisitions, we received options to purchase 4,579,187 additional shares of S1 common stock, at a per share purchase price of $51.50. Our investment in S1 was made in connection with establishing a strategic relationship to deliver online financial software and services to financial institutions. The common stock of S1 is quoted on the Nasdaq National Market under the symbol "SONE."

 5. BORROWINGS

    We have two mortgage lines of credit. Advances under the first line of credit are based on a formula computation, with interest due monthly. Advances are due on demand and are collateralized by residential first and second mortgages. Advances may be drawn for working capital and sub-prime, high loan-to-value and conventional prime mortgage loans. The maximum outstanding balance permitted under this line is $125 million. Interest rates are variable and are based on the federal funds rate and prime rate, depending on the type of advance. The interest rates in effect at July 31, 1999 and July 31, 2000 were 6.29% and 7.69%, respectively. The weighted average interest rates for the years ended July 31, 1999 and July 31, 2000 were 6.45% and 7.35%, respectively.

    Our second line of credit currently provides for up to $50 million principal amount of demand loans secured by mortgage loans and other assets. Interest rates on loans vary depending on the type of underlying loan, and the loans are subject to sublimits, advance rates and warehouse terms that vary depending on the type of underlying loan. The interest rates in effect at July 31, 1999 and July 31, 2000 were 6.37% and 7.89%, respectively, while the weighted average interest rates for the twelve month periods ended July 31, 1999 and July 31, 2000 were 5.92% and 7.48%, respectively. We are required to maintain a minimum tangible net worth and to satisfy other financial covenants, as outlined in the line of credit agreements. We were in compliance with the requirements as of July 31, 1999 and July 31, 2000.

    Our reverse repurchase agreement entered into in 1997 provided that the lender will purchase from us, subject to our agreement to repurchase on a specified date, up to $200 million of conventional prime and sub-prime mortgage loans at par, as of January 1, 2000. Loans subject to purchase were fixed and adjustable rate, fully-amortizing first or junior lien residential mortgage loans and home equity loans that complied with our origination guidelines and conformed to whole-loan sale requirements. The reverse repurchase agreement was not a committed facility and the lender could elect to discontinue the repurchase agreement at any time. The terms of the financing under the repurchase agreement matured and could be renewed on a daily basis. Interest rates were variable and were based on the London Interbank Offered Rate, depending on the type of advance. The interest rate in effect at July 31, 1999 was 5.75%. The weighted average interest rate for the year ended July 31, 1999 was 5.92%. The arrangement terminated in March 2000.

    Drafts payable represent funds advanced for mortgages originated which have not yet been drawn against the lines of credit.

 6. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

    Intuit has adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way in which public companies disclose certain information about operating segments in the Company's financial reports. Consistent with SFAS 131, we have determined our four

                                  INTUIT INC.

operating segments, outlined below, based on factors such as how our operations are managed and how results are viewed by management.

    Small Business Division revenue is derived primarily from QuickBooks desktop products, financial supplies products, payroll services, the QuickBooks Support Network and QuickBooks Internet Gateway services.

    Tax Division revenue is derived from Quicken Turbo Tax federal and state consumer desktop tax preparation products, ProSeries and Lacerte professional tax preparation products, electronic tax filing services and Quicken TurboTax for the Web online tax preparation services.

    Consumer Finance Division revenues come primarily from Quicken desktop products, Quicken Loans, advertising, sponsorship and placement fees (both web-based in Quicken.com, as well as in-product advertising in Quicken), online transactions and QuickenInsurance.

    International Division revenues come primarily from Yayoi and QuickBooks small business products in Japan, QuickBooks, Quicken and QuickTax products in Canada, QuickBooks, Quicken and consumer tax products in Europe, and QuickBooks and Quicken products in Southeast Asia.

    The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Intuit does not track assets by operating segments. Consequently, we do not disclose assets by operating segments. The following results are broken out by our operating segments for the fiscal years ended July 31, 1998, 1999 and 2000):

                                                 SMALL                CONSUMER
                                                BUSINESS     TAX      FINANCE    INTERNATIONAL
                                                DIVISION   DIVISION   DIVISION     DIVISION      OTHER(1)    CONSOLIDATED
                                                --------   --------   --------   -------------   ---------   ------------
                                                                             (IN THOUSANDS)
FISCAL 1998
Net revenue...................................  $208,349   $192,789   $217,406     $ 70,738      $      --    $ 689,282
Segment operating income (loss)...............    75,770     79,373     4,509       (11,472)            --      148,180
Common expenses...............................        --         --        --            --        (66,776)     (66,776)
                                                --------   --------   --------     --------      ---------    ---------
Sub-total operating income (loss).............    75,770     79,373     4,509       (11,472)       (66,776)      81,404
                                                --------   --------   --------     --------      ---------    ---------
Realized gains (losses) on marketable
  securities, net.............................        --         --        --            --             --           --
Acquisition costs.............................        --         --        --            --        (80,909)     (80,909)
Interest income (expense) and other items.....        --         --        --            --            605          605
                                                --------   --------   --------     --------      ---------    ---------
Income (loss) before tax......................  $ 75,770   $ 79,373   $ 4,509      $(11,472)     $(147,080)   $   1,100
                                                ========   ========   ========     ========      =========    =========
FISCAL 1999
Net revenue...................................  $292,707   $337,734   $230,549     $ 79,445      $      --    $ 940,435
Segment operating income (loss)...............    95,924    148,464     8,059        (2,252)            --      250,195
Common expenses...............................        --         --        --            --       (114,937)    (114,937)
                                                --------   --------   --------     --------      ---------    ---------
Sub-total operating income (loss).............    95,924    148,464     8,059        (2,252)      (114,937)     135,258
                                                --------   --------   --------     --------      ---------    ---------
Realized gains (losses) on marketable
  securities, net.............................        --         --        --            --        579,211      579,211
Acquisition costs.............................        --         --        --            --       (100,692)    (100,692)
Interest income (expense) and
  other items.................................        --         --        --            --         18,252       18,252
                                                --------   --------   --------     --------      ---------    ---------
Income (loss) before tax......................  $ 95,924   $148,464   $ 8,059      $ (2,252)     $ 381,834    $ 632,029
                                                ========   ========   ========     ========      =========    =========

                                  INTUIT INC.

                                                 SMALL                CONSUMER
                                                BUSINESS     TAX      FINANCE    INTERNATIONAL
                                                DIVISION   DIVISION   DIVISION     DIVISION      OTHER(1)    CONSOLIDATED
                                                --------   --------   --------   -------------   ---------   ------------
                                                                             (IN THOUSANDS)
FISCAL 2000
Net revenue...................................  $394,264   $379,270   $225,930     $ 94,361      $      --    $1,093,825
Segment operating income (loss)...............   112,275    165,400    (4,793)       14,042             --      286,924
Common expenses...............................        --         --        --            --       (135,729)    (135,729)
                                                --------   --------   --------     --------      ---------    ---------
Sub-total operating income (loss).............   112,275    165,400    (4,793)       14,042       (135,729)     151,195
                                                --------   --------   --------     --------      ---------    ---------
Realized gains (losses) on marketable
  securities, net.............................        --         --        --            --        481,130      481,130
Acquisition costs.............................        --         --        --            --       (168,058)    (168,058)
Interest income (expense) and
  other items.................................        --         --        --            --         48,443       48,443
                                                --------   --------   --------     --------      ---------    ---------
Income (loss) before tax......................  $112,275   $165,400   $(4,793)     $ 14,042      $ 225,786    $ 512,710
                                                ========   ========   ========     ========      =========    =========

---------------
(1) Reconciling items include acquisition and other common costs not allocated to specific segments.

 7. OTHER ACCRUED LIABILITIES

                                                              JULY 31,    JULY 31,
                                                                1999        2000
                                                              --------    --------
                                                                 (IN THOUSANDS)
Reserve for returns and exchanges...........................  $ 73,955    $ 60,979
Future payments due for CRI acquisition.....................    66,314      44,916
Other acquisition and disposition related items.............    10,824       6,400
Rebates.....................................................    18,002      21,552
Post-contract customer support..............................     3,418       2,717
Other accruals..............................................    29,359      26,205
                                                              --------    --------
                                                              $201,872    $162,769
                                                              ========    ========

 8. NOTES PAYABLE AND COMMITMENTS

  NOTES PAYABLE

    In March 2000, our Japanese subsidiary, Intuit KK, entered into a one-year loan agreement with Japanese banks for approximately $35.1 million which was used to refinance the three year loan that was entered into in March 1997 to finance our acquisition of Nihon Micom. The loan is denominated in Japanese yen and is therefore subject to foreign currency fluctuations when translated to U.S. dollars for reporting purposes. The interest rate is variable based on the Tokyo inter-bank offered rate or the short-term prime rate offered in Japan. At July 31, 2000, the rate was approximately 0.83%. The fair value of the loan approximates cost as the interest rate on the borrowings is adjusted periodically to reflect market rates (which are currently significantly lower in Japan than in the United States). We are obligated to pay interest only on the loan until March 2001.

    Under the previous loan arrangement we had guaranteed the loan and pledged approximately $36.0 million, or 110% of the loan balance, of short-term investments to be restricted as security for the borrowings. The Pledge agreement was terminated upon refinancing.

                                  INTUIT INC.

    Intuit leases certain office facilities and equipment under various operating lease agreements. The leases provide for annual rent increases of up to 10%. Annual minimum commitments under these leases are as follows:

                   YEARS ENDING JULY 31,                       COMMITMENTS
                   ---------------------                      --------------
                                                              (IN THOUSANDS)
2001........................................................     $ 27,068
2002........................................................       50,523
2003........................................................       75,539
2004........................................................      100,549
2005........................................................      124,072
Thereafter..................................................      145,145
                                                                 --------
                                                                 $522,896
                                                                 ========

    Total lease expense for the years ended July 31, 1998, 1999 and 2000 was approximately $13.8 million, $15.1 million and $21.4 million, respectively.

 9. MORTGAGE LOANS

    The following summarizes mortgage loans by type at July 31, 1999 and July 31, 2000:

                                                              JULY 31,    JULY 31,
                                                                1999        2000
                                                              --------    --------
                                                                 (IN THOUSANDS)
Conventional loans..........................................  $65,624     $41,555
Sub-prime loans.............................................   10,683       5,182
Government loans............................................    8,676      12,357
High LTV loans..............................................       --       1,236
                                                              -------     -------
                                                               84,983      60,330
Net deferred loan origination costs.........................       84          81
                                                              -------     -------
Mortgage loans..............................................  $85,067     $60,411
                                                              =======     =======

    Included in mortgage loans held for investment at July 31, 1999 and July 31, 2000 is an allowance for credit losses of $1.3 million and $0.4 million, respectively. The activity for the year ended July 31, 1999 includes a provision of $1.0 million offset by charge-offs of $0.1 million. The activity for the year ended July 31, 2000 includes a provision of $0.7 million offset by charge-offs of $1.6 million.

    As of July 31, 1999 and July 31, 2000, there were approximately $1.8 million and $0.3 million, respectively, of loans held for investment that were greater than 90 days past due, the vast majority of which was sub-prime loans.

10. STOCKHOLDERS' EQUITY

  Stock Option Plans

    On January 31, 1993, we adopted the 1993 Equity Incentive Plan. Under the 1993 Plan, we may grant incentive and non-qualified stock options, restricted stock awards and stock bonuses to employees, directors, consultants, and independent contractors of and advisors to Intuit. The Board of Directors or its delegees determine who will receive grants, exercisability, option price and other terms. The option exercise price is usually the fair market value at the date of grant. The options generally vest over a four-year period and expire after ten years.

    On October 7, 1996, we adopted the 1996 Directors Stock Option Plan. This plan provides for non-qualified stock options for a specified number of shares to be granted to non-employee directors of Intuit on an annual basis.

                                  INTUIT INC.

The option exercise price equals the fair market value at the date of grant. Most options are subject to vesting over time, with vesting periods ranging from two to four years. All options expire after ten years.

    On November 11, 1998, we adopted the 1998 Option Plan for Mergers and Acquisitions. Under the 1998 Plan, we may grant non-qualified stock options to individuals who are hired by Intuit as a result of acquisitions of, or mergers with, other companies by Intuit. The 1998 Plan has been designed to meet the "broadly based plans" exemption from the stockholder approval requirement for stock option plans under the Nasdaq National Market listing requirements and, accordingly, has not been submitted to Intuit stockholders for approval. Options under the 1998 Plan can only be granted to eligible individuals within 18 months following the completion of the relevant acquisition or merger. Options granted under the 1998 Plan have an exercise price not less than the fair market value of Intuit's common stock on the date of grant. They will generally become exercisable over a four-year period based on continued service and expire ten years after the grant date. Options granted to officers hired as a result of a merger or acquisition cannot exceed 45% of all shares reserved for grant under the 1998 Plan.

    In addition, we have several discontinued option plans with outstanding options. We assumed options in connection with our acquisitions of Boston Light and Hutchison Avenue Software in August 1999 and Rock Financial Corporation in December 1999.

    A summary of activity under all option plans is as follows:

                                                                                     OPTIONS OUTSTANDING
                                                                      --------------------------------------------------
                                                       SHARES           NUMBER           EXERCISE       WEIGHTED AVERAGE
                                                      AVAILABLE           OF             PRICE PER       EXERCISE PRICE
                                                      FOR GRANT         SHARES             SHARE           PER SHARE
                                                     -----------      ----------      ---------------   ----------------
Balance at July 31, 1997...........................    6,987,125      28,287,904      $ 0.02 - $28.00        $ 7.58
  Additional shares authorized.....................    6,450,000              --                   --            --
  Options granted..................................   (9,790,690)      9,790,690        8.21 -  18.83         12.97
  Options exercised................................           --      (6,885,018)       0.02 -  14.67          6.33
  Options canceled or expired......................    3,500,251      (3,631,171)       0.76 -  28.00          8.60
                                                     -----------      ----------      ---------------        ------
Balance at July 31, 1998...........................    7,146,686      27,562,405      $ 0.02 - $26.00          9.66
  Additional shares authorized.....................   14,010,000              --                   --            --
  Options granted..................................  (15,466,064)     15,466,064       13.04 -  31.21         23.32
  Options exercised................................           --      (9,093,374)       0.02 -  31.21          8.30
  Options canceled or expired......................    2,239,120      (2,239,863)       0.76 -  31.21         15.46
                                                     -----------      ----------      ---------------        ------
Balance at July 31, 1999...........................    7,929,742      31,695,232      $ 0.02 - $31.21        $16.13
  Additional shares authorized.....................    9,000,000              --                   --            --
  Plans assumed related to acquisitions............      964,941              --                   --            --
  Options converted related to acquisitions........     (964,941)        964,941       0.003 -  51.69          5.21
  Options granted..................................   (9,887,734)      9,887,734        2.50 -  72.31         34.44
  Options exercised................................           --      (6,651,954)      0.003 -  33.53         11.49
  Options canceled or expired......................    4,051,948      (4,623,728)       0.39 -  64.81         22.29
                                                     -----------      ----------      ---------------        ------
Balance at July 31, 2000...........................   11,093,956      31,272,225      $0.003 - $72.31        $23.43
                                                     ===========      ==========      ===============        ======

    There were 8,742,961, 8,658,814, and 11,608,020 options exercisable under the various plans at July 31, 1998, 1999 and 2000, respectively. At July 31, 2000, there were 7,446,689 shares available for grant under the 1993 Plan, 167,500 shares available for grant under the 1996 Directors Stock Option Plan, and 3,479,767 shares available for grant under the 1998 Plan.

                                  INTUIT INC.

  Stock Split

    Intuit's Board of Directors authorized a three-for-one stock split on September 8, 1999. This was effected by distributing a 200% stock dividend on September 30, 1999 to stockholders of record on September 20, 1999. We have restated all share and per share amounts referred to in the financial statements and notes to reflect this stock split.

  Employee Stock Purchase Plan

    In October 1996, Intuit adopted an Employee Stock Purchase Plan under
Section 423 of the Internal Revenue Code and reserved 900,000 shares of common stock for future issuance. In January 1998, an additional 600,000 shares were reserved for future issuance, in January 1999, an additional 900,000 shares were reserved for future issuance, and in November 1999 an additional 400,000 shares were reserved for future issuance. The plan allows eligible employees to purchase Intuit's stock at 85% of the lower of the fair market value at the beginning or end of each six-month offering period. During fiscal 1998, 1999, and 2000 employees purchased 443,928, 396,546, and 355,281 shares, respectively.

  Stock-Based Compensation

    We follow APB Opinion 25 ("APB 25"), "Accounting for Stock Issued to Employees," in accounting for stock-based compensation. Accordingly, we are not required to record compensation expense when stock options are granted to employees, as long as the exercise price is not less than the fair market value of the stock when the option is granted, and we are not required to record compensation expense in connection with the Employee Stock Purchase Plan as long as the purchase price is not less than 85% of the lower of the fair market value at the beginning or end of each six-month offering period. In October 1995, the FASB issued SFAS 123, "Accounting for Stock Based Compensation." Although SFAS 123 allows us to continue to follow the present APB 25 guidelines, we are required to disclose pro forma net income (loss) and net income (loss) per share as if we had adopted the new statement. The pro forma impact of applying SFAS 123 in fiscal 1998, 1999 and 2000 will not necessarily be representative of the pro forma impact in future years.

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

                                           OPTIONS                              EMPLOYEE STOCK PURCHASE PLAN
                         --------------------------------------------   ---------------------------------------------
                             1998           1999            2000            1998            1999            2000
                         ------------   -------------   -------------   -------------   -------------   -------------
Expected life
  (years)..............  1.61 - 4.61     1.61 - 4.61     1.75 - 4.75         0.5             0.5             0.5
Expected volatility....     0.60%           0.69%           0.73%           0.60%           0.69%           0.73%
Risk-free interest
  rate.................  5.34% - 6.0%   4.10% - 6.31%   5.61% - 6.80%   5.25% - 5.45%   4.59% - 4.93%   5.57% - 5.77%

                                  INTUIT INC.

    Our pro forma net income (loss) and diluted net income (loss) per share would have been as follows:

                                                                       YEARS ENDED JULY 31,
                                                              ---------------------------------------
                                                                1998           1999           2000
                                                              ---------      ---------      ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss) As reported...............................  $  6,182       $386,564       $305,661
  Pro forma.................................................  $(24,594)      $332,304       $207,965
Diluted net income (loss) per share As reported.............  $   0.04       $   1.93       $   1.45
  Pro forma.................................................  $  (0.15)      $   1.66       $   0.98

    The weighted average fair value of options granted during fiscal 1998, 1999 and 2000 was approximately $6.72, $10.43 and $23.27.

    The following table summarizes information about stock options outstanding as of July 31, 2000:

                      OPTIONS OUTSTANDING
----------------------------------------------------------------       OPTIONS EXERCISABLE
                               WEIGHTED AVERAGE                    ---------------------------
                                  REMAINING          WEIGHTED                      WEIGHTED
                                 CONTRACTUAL         AVERAGE                       AVERAGE
EXERCISE PRICE      NUMBER       LIFE (YEARS)     EXERCISE PRICE     NUMBER     EXERCISE PRICE
--------------    ----------   ----------------   --------------   ----------   --------------
$ 0.00 - $ 7.92    3,350,319         6.15             $ 6.28        2,485,764       $ 7.22
$ 8.08 - $ 9.00    3,520,717         6.86             $ 8.39        2,335,849       $ 8.39
$ 9.10 - $15.00    3,462,847         7.36             $12.44        1,953,076       $12.15
$15.50 - $16.38    3,312,025         7.90             $15.92        1,348,026       $15.88
$16.40 - $26.21    3,447,496         8.51             $22.82        1,369,850       $22.79
$26.31 - $27.25    3,366,501         8.77             $26.62          985,014       $26.58
$27.71 - $29.25    3,732,148         8.96             $28.76          435,692       $27.78
$29.85 - $36.13    3,172,053         9.13             $32.56          501,749       $31.11
$36.94 - $67.56    3,885,619         9.63             $52.94          193,000       $66.03
$72.31 - $72.31       22,500         9.57             $72.31               --       $ 0.00
---------------   ----------         ----             ------       ----------       ------
$ 0.00 - $72.31.. 31,272,225         8.17             $23.43       11,608,020       $15.55
===============   ==========         ====             ======       ==========       ======

11. PROFIT SHARING AND BENEFIT PLANS

  Profit Sharing Plan

    Full-time employees are eligible to participate in Intuit's profit-sharing plan. The Compensation Committee of the Board of Directors determines amounts to be contributed to the plan. Profit-sharing expense for fiscal 1998, 1999 and 2000 was approximately $9.1 million, $12.4 million and $20.7 million, respectively.

  Benefit Plans

    We provide three 401(k) plans for full-time employees. Participating employees may contribute up to 15% of pretax salary to the plan, subject to IRS limitations. Intuit matches a specified portion of the employee contributions up to a maximum amount per employee per year. The amount is subject to change on an annual basis. At July 31, 1998, the match was 75%, up to $1,500, at July 31, 1999 and 2000, the match was 75%, up to $2,500. Matching contributions were approximately $3.0 million, $5.8 million and $6.6 million, respectively, for the years ended July 31, 1998, 1999 and 2000. Our wholly owned subsidiary Lacerte merged with the existing Intuit 401(k) plan on January 1, 2000. Quicken Loans maintains its own separate 401(k) plan. Employees under this plan can make elective contributions to the plan. The plan requires Quicken Loans to contribute 20% of employee contribu-

                                  INTUIT INC.

tions to the plan up to a maximum of 1% of the employee's gross pay. Matching contributions to the Quicken Loans plan for the years ended July 31, 1998, 1999, and 2000 amounted to $0.1 million, $0.2 million, and $0.6 million, respectively. The Quicken Loans plan was merged with the existing Intuit plan on August 1, 2000.

12. SHAREHOLDER RIGHTS PLAN

    On April 29, 1998, the Board of Directors adopted a shareholder rights plan designed to protect the long-term value of Intuit for its stockholders during any future unsolicited acquisition attempt. In connection with the plan, the Board declared a dividend of one preferred share purchase right for each share of Intuit's common stock outstanding on May 11, 1998 (the "Record Date") and further directed the issuance of one such right with respect to each share of Intuit's common stock that is issued after the Record Date, except in certain circumstances. If a person or a group (an "Acquiring Person") acquires 20% or more of Intuit's common stock, or announces an intention to make a tender offer for Intuit's common stock, the consummation of which would result in a person or group becoming an Acquiring Person, then the rights will be distributed (the "Distribution Date"). After the Distribution Date, each right may be exercised for 1/3000th of a share of a newly designated Series B Junior Participating Preferred stock at an exercise price of approximately $83.33. The preferred stock has been structured so that the value of 1/3000th of a share of such preferred stock will approximate the value of one share of common stock. The rights will expire on May 1, 2008.

13. INCOME TAXES

    Income before income taxes includes income (loss) from foreign operations of $(14.5) million, $(9.0) million and $4.4 million for the years ended July 31, 1998, 1999 and 2000, respectively. The provision for income taxes consisted of the following:

                                                                    YEARS ENDED JULY 31,
                                                              ---------------------------------
                                                                1998        1999        2000
                                                              --------    --------    ---------
                                                                       (IN THOUSANDS)
Current:
  Federal...................................................  $ 27,319    $214,765    $ 282,740
  State.....................................................     3,694      45,527       62,041
  Foreign...................................................       390          --        2,771
                                                              --------    --------    ---------
                                                                31,403     260,292      347,552
Deferred:
  Federal...................................................   (29,683)    (14,529)    (117,276)
  State.....................................................    (6,802)       (213)     (23,092)
                                                              --------    --------    ---------
                                                               (36,485)    (14,742)    (140,368)
                                                              --------    --------    ---------
Total provision (benefit) for income taxes..................  $ (5,082)   $245,550    $ 207,184
                                                              ========    ========    =========

                                  INTUIT INC.

    Differences between income taxes calculated using the federal statutory income tax rate of 35% and the provision (benefit) for income taxes were as follows:

                                                                   YEARS ENDED JULY 31,
                                                              -------------------------------
                                                               1998        1999        2000
                                                              -------    --------    --------
                                                                      (IN THOUSANDS)
Income before income taxes..................................  $ 1,100    $632,029    $512,710
                                                              =======    ========    ========
Statutory federal income tax................................  $   385    $221,211    $179,449
State income tax, net of federal benefit....................   (1,812)     29,454      25,317
Federal research and experimental credits...................   (2,700)     (4,500)     (5,000)
Non-deductible merger related charges.......................    3,814         980      11,263
Tax exempt interest.........................................   (2,627)     (4,398)     (8,204)
Foreign losses not benefited................................    5,396       3,074          --
Other, net..................................................   (7,538)       (271)      4,359
                                                              -------    --------    --------
        Total...............................................  $(5,082)   $245,550    $207,184
                                                              =======    ========    ========

    Tax savings from deductions associated with our various stock option plans are not reflected in the current federal and state provisions. Savings were approximately $21.6 million in fiscal 1998, $58.2 million in fiscal 1999 and $93.5 million in fiscal 2000. These amounts were credited to stockholders' equity.

    Significant deferred tax assets and liabilities were as follows:

                                                              JULY 31,     JULY 31,
                                                                1999         2000
                                                              ---------    --------
                                                                 (IN THOUSANDS)
Deferred tax assets:
  Accruals and reserves not currently deductible............  $ 50,229     $ 54,483
  Deferred foreign taxes....................................     9,976        6,294
  State income taxes........................................    15,296       32,567
  Merger charges............................................    47,078       86,760
  Fixed asset adjustments...................................    11,788       18,364
  Other, net................................................     6,748        1,705
                                                              --------     --------
        Total deferred tax assets...........................   141,115      200,173
                                                              --------     --------
Deferred tax liabilities:
  Deferred gain on discontinued operations..................    51,421        5,753
  Unrealized gain on marketable securities..................    85,273       48,181
                                                              --------     --------
        Total deferred tax liabilities......................   136,694       53,934
                                                              --------     --------
Total net deferred tax assets...............................     4,421      146,239
Valuation reserve due to foreign losses.....................   (11,615)     (11,411)
                                                              --------     --------
Total net deferred tax assets (liabilities), net of
  valuation reserve.........................................  $ (7,194)    $134,828
                                                              ========     ========

    We have provided a valuation reserve related to the benefit of losses in our foreign subsidiaries that we believe are unlikely to be realized.

14. SIGNIFICANT CUSTOMER INFORMATION

    One distributor accounted for 15% of net revenue in fiscal 1998, 16% of net revenue in fiscal 1999 and 10% of net revenue in fiscal 2000.

                                  INTUIT INC.

15. LOAN FEES AND GAINS AND LOSSES ON THE SALE OF MORTGAGES

    Loans fees and gains and losses on the sale of mortgages for the years ended July 31, 1998, 1999 and 2000 were comprised of the following components:

                                                               1998       1999       2000
                                                              -------    -------    -------
Gain on loan sales..........................................  $69,390    $66,219    $30,391
Net loan origination fees...................................   15,826     14,267     11,276
Provision for premium recapture.............................     (815)      (190)        (9)
                                                              -------    -------    -------
                                                              $84,401    $80,296    $41,658
                                                              =======    =======    =======

16. REORGANIZATION

    Prior to Intuit's acquisition of Rock in December 1999, Rock had evaluated the performance of certain retail mortgage branches and made a decision in December 1998, to close nine branches that had been generating operating losses and negative cash flow. Reorganization costs incurred in connection with the branch closings were $2 million in fiscal 1998 and 1999 and $3.5 million in fiscal 2000, and primarily consisted of fixed asset write-offs, ongoing lease commitments, and severance pay for terminated employees. See Note 1 for more information about our basis of presentation.

17. LITIGATION

    On March 3, 2000 a class action lawsuit, Bruce v. Intuit Inc., was filed in the United States District Court, Central District of California, Eastern Division. Two virtually identical lawsuits were later filed: Rubin v. Intuit Inc., was filed on March 8, 2000 in the United States District Court, Southern District of New York and Newby v. Intuit Inc. was filed on April 27, 2000, in the United States District Court, Central District of California, Eastern Division. A similar lawsuit, Almanza v. Intuit Inc. was filed on March 22, 2000 in the Superior Court of State of California, San Bernadino County, Rancho Cucamonga Division. The Bruce and Newby lawsuits were then consolidated into one lawsuit, In re Intuit Privacy Litigation, filed on July 28, 2000 in the United States District Court of California, Eastern Division. These purported class actions allege violations of various federal and California statutes and common law claims for invasion of privacy based upon the alleged intentional disclosure to third parties of personal and private customer information entered at Intuit's Quicken.com website. The complaints seek injunctive relief, orders to disgorge profits related to the alleged acts, and statutory and other damages. Intuit believes these lawsuits are without merit and intends to defend the litigation vigorously.

    In addition, on April 19, 2000, Bosch v. Intuit Inc. was filed in the Superior Court, State of California, County of Los Angeles, Central District. This lawsuit alleges violations of California statutes for alleged false and deceptive advertising and unlawful business practices related to QuickBooks products and purchasing the Basic Payroll Service. In September 2000, the plaintiff voluntarily dismissed this lawsuit.

    Intuit is subject to other legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business. We currently believe that the ultimate amount of liability, if any, for any pending claims of any type (either alone or combined) will not materially affect our financial position, results of operations or liquidity. However, the ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact. Regardless of outcome, litigation can have an adverse impact on Intuit because of defense costs, diversion of management resources and other factors.

                                  INTUIT INC.

18. RELATED PARTY TRANSACTIONS

    At July 31, 2000, we held approximately 4% of Checkfree's outstanding common stock. In exchange for providing connectivity between Checkfree's bill payment processing service and our Quicken products, we reported revenues of $14.1 million, $6.1 million, and $7.1 million from Checkfree for the years ended July 31, 1998, 1999, and 2000, respectively.

    As of July 31, 2000, we held a 49% non-voting equity interest in Venture Finance Software Corp. ("VFSC"). We entered into agreements with VFSC to provide them with services related to on-going development of Web-oriented finance products. We received cost reimbursements of approximately $17.1 million and $23.8 million in fiscal 1999 and 2000 respectively, for development and administrative services provided in connection with this agreement. At July 31, 2000, we held a receivable due from VFSC of $7.2 million. In August 2000, we acquired all of the outstanding securities of VFSC. See Note 20 of the financial statements.

19. SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

    We accounted for the acquisitions of Rock and Title Source as a pooling of interests for accounting purposes and have restated all previously reported amounts to reflect the effect of the pooling.

                                                                            FISCAL 1999 QUARTER ENDED
                                                              ------------------------------------------------------
                                                                     OCTOBER 31,                  JANUARY 31,
                                                              -------------------------    -------------------------
                                                                          AS PREVIOUSLY                AS PREVIOUSLY
                                                              RESTATED      REPORTED       RESTATED      REPORTED
                                                              --------    -------------    --------    -------------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenue.................................................  $136,881      $111,968       $373,733      $345,951
Cost of goods sold..........................................    40,801        37,019         72,131        67,712
All other costs and expenses................................   157,886       143,020        191,287       172,592
Net income (loss)...........................................   (44,895)      (49,190)        93,125        89,857
Basic net income (loss) per share...........................     (0.24)        (0.28)          0.49          0.50
Diluted net income (loss) per share.........................     (0.24)        (0.28)          0.47          0.47

                                                                            FISCAL 1999 QUARTER ENDED
                                                              ------------------------------------------------------
                                                                      APRIL 30,                   JULY 31,(1)
                                                              -------------------------    -------------------------
                                                                          AS PREVIOUSLY                AS PREVIOUSLY
                                                              RESTATED      REPORTED       RESTATED      REPORTED
                                                              --------    -------------    --------    -------------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenue.................................................  $261,492      $239,701       $168,329      $149,948
Cost of goods sold..........................................    55,687        51,955         56,619        52,457
All other costs and expenses................................   155,767       142,077        175,692       160,850
Net income (loss)...........................................    75,351        72,555        262,983       263,327
Basic net income (loss) per share...........................      0.39          0.39           1.34          1.41
Diluted net income (loss) per share.........................      0.37          0.37           1.29          1.35

                                  INTUIT INC.

                                                                        FISCAL 2000 QUARTER ENDED
                                                   --------------------------------------------------------------------
                                                          OCTOBER 31,           JANUARY 31,    APRIL 30,    JULY 31,(2)
                                                   -------------------------    -----------    ---------    -----------
                                                               AS PREVIOUSLY
                                                   RESTATED      REPORTED
                                                   --------    -------------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenue......................................  $176,928      $163,058        $425,499      $329,139      $162,259
Cost of goods sold...............................    58,871        57,099          95,555        77,647        59,109
All other costs and expenses.....................   209,314       190,630         247,348       190,979       171,866
Net income (loss)................................   (65,861)      (61,729)         57,292       297,085        17,145
Basic net income (loss) per share................     (0.33)        (0.33)           0.29          1.47          0.08
Diluted net income (loss) per share..............     (0.33)        (0.33)           0.27          1.39          0.08

---------------
(1) Includes a realized pre-tax gain of $422.1 million from the sale of Excite shares, a realized pre-tax gain of $125.3 million from the conversion of Excite common shares to common shares of Excite@Home, and a realized pre-tax valuation loss of $36.7 million at July 31, 1999.

(2) Includes a realized pre-tax gain of $505.1 million and $15.4 million from the sales of Checkfree shares and Homestore.com shares, respectively, at July 31, 2000.

20. SUBSEQUENT EVENTS (UNAUDITED)

    On August 30, 2000, we purchased all of the outstanding securities of VFSC that were not already held by Intuit for approximately $119 million in cash (including approximately $4.5 million in option exercise and tax payments in connection with VFSC options exercised immediately prior to the purchase). The acquisition will be treated as a purchase for accounting purposes and will be recorded in the first quarter of fiscal 2001. We expect approximately $111 million of the purchase price will be allocated to intangible assets, which will result in amortization expenses over future periods.

    We participated in the formation of VFSC in May 1998 in order to facilitate the development of certain Web-oriented finance products. Intuit acquired a 49% non-voting equity interest and an option (the "Option") to purchase all of the other outstanding securities of VFSC. In exchange for this equity interest, Intuit granted VFSC a license of certain technology and intellectual property rights and agreed with VFSC not to compete in certain areas of server-based personal finance for a period of ten years. Intuit purchased the shares of VFSC pursuant to the exercise of the Option. From May 1998 through August 2000, VFSC received approximately $54.5 million in funding from several other investors. See Note 18 for more information regarding VFSC.

    Eric Dunn, who was Senior Vice President and Chief Technology Officer of Intuit through July 31, 2000, as well as VFSC's President and a director of VFSC, was an option holder of VFSC. He exercised his options immediately prior to the closing of Intuit's acquisition of VFSC. He received $5.7 million from Intuit for his VFSC shares, net of the aggregate exercise price for his option ($1.4 million) and withholding taxes ($3.1 million).

    Other shareholders of VFSC included venture capital funds managed by Kleiner Perkins Caufield & Byers, of which L. John Doerr, a director of Intuit, is a general partner. These funds received approximately $2.4 million from Intuit for their VFSC shares. The aggregate original purchase price for the shares held by the Kleiner Perkins Caufield & Byers funds was $1.2 million.

                                                                     SCHEDULE II

                                  INTUIT INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                                               BALANCE AT     ADDITIONS                   BALANCE AT
                                                              BEGINNING OF    CHARGED TO                    END OF
                       CLASSIFICATION                            PERIOD        EXPENSE      WRITE-OFFS      PERIOD
                       --------------                         ------------    ----------    ----------    ----------
                                                                                  (IN THOUSANDS)
Year ended July 31, 1998
  Allowance for doubtful accounts...........................    $ 4,769        $ 3,948       $ (2,747)     $ 5,970
  Reserve for returns and exchanges.........................    $36,310        $80,602       $(56,569)     $60,343
Year ended July 31, 1999
  Allowance for doubtful accounts...........................    $ 5,970        $ 7,503       $ (1,053)     $12,420
  Reserve for returns and exchanges.........................    $60,343        $89,093       $(75,481)     $73,955
Year ended July 31, 2000
  Allowance for doubtful accounts...........................    $12,420        $ 4,884       $ (8,286)     $ 9,018
  Reserve for returns and exchanges.........................    $73,955        $48,077       $(61,053)     $60,979

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information about directors that is required by this Item is incorporated by reference to our Proxy Statement for our December 2000 Annual Meeting of Stockholders. Information about executive officers that is required by this Item can be found in Item 4A.

ITEM 11. EXECUTIVE COMPENSATION

    This information is incorporated by reference to our Proxy Statement for our December 2000 Annual Meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    This information is incorporated by reference to our Proxy Statement for our December 2000 Annual Meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    This information is incorporated by reference to our Proxy Statement for our December 2000 Annual Meeting.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

    1. Financial Statements -- See Index to Consolidated Financial Statements in
Part II, Item 8.

    2. Financial Statement Schedules -- See Index to Consolidated Financial Statements in Part II, Item 8.

    3. Exhibits

   EXHIBIT
    NUMBER                             DESCRIPTION
  ----------                           -----------
   2.01(1)     Amended and Restated Registration Rights Agreement dated as of September 15, 1996 between Intuit and Checkfree
               Corporation
   2.02(2)     Asset Purchase Agreement by and among Lacerte Software
               Corporation, Lacerte Educational Services Corporation,
               Intuit Inc. and IL Acquisition Corporation, dated May 18,
               1998
   2.03(3)     Exchange Agreement dated as of March 2, 1999 by and among
               Intuit Inc., Computing Resources, Inc., Ranson W. Webster
               and Harry D. Hart and Amendment No. 1 thereto dated April
               30, 1999
   2.04(15)    Agreement and Plan of Merger among Intuit, Merger Sub 1,
               Inc., Merger Sub 2, Inc., Rock Financial Corporation and
               Title Source, Inc., dated October 6, 1999 (schedules and
               similar attachments will be furnished to the Commission upon request)
   2.05(25)    Stock Sale and Purchase Agreement dated August 30, 2000 by and among Intuit, Venture Finance Software Corp. and certain security holders of Venture Finance Software Corp.
   3.01(24)    Restated Intuit Certificate of Incorporation dated as of
               January 19, 2000
   3.02(18)    Second Amended and Restated Rights Agreement, dated October
               15, 1999
   3.03(7)     Bylaws of Intuit, as amended and restated effective April
               29, 1998
   4.01*       Form of Specimen Certificate for Intuit's Common Stock
   4.02(6)     Form of Right Certificate for Series B Junior Participating
               Preferred Stock (included in Exhibit 3.02)
  10.01(4)+    Intuit 1988 Stock Option Plan and related documents

   EXHIBIT
    NUMBER                             DESCRIPTION
  ----------                           -----------
  10.02(8)+    1992 Stock Option Plan of ChipSoft and related documents
  10.03(18)+   Rock Financial Corporation Amended and Restated 1996 Stock
               Option Plan and related documents
  10.04(21)+   Boston Light Software Corp. 1999 Amended and Restated Stock
               Option/Stock Issuance Plan and related documents
  10.05(22)+   The Hutchinson Avenue Software Corporation Stock Option Plan
               and related documents
  10.06(19)+   Intuit Inc. 1993 Equity Incentive Plan and related
               documents, as amended through November 30, 1999
  10.07(23)+   Intuit Inc. 1996 Employee Stock Purchase Plan, as amended
               through January 19, 2000
  10.08(20)+   Intuit Inc. 1996 Directors Stock Option Plan, and related
               documents, as amended through November 30, 1999
  10.09(4)+    Intuit's form of Non-Plan Non-Qualified Stock Option
               Agreement
  10.10(9)+    Intuit Inc. 1998 Option Plan for Mergers and Acquisitions,
               as amended through April 28, 1999 and related documents
  10.11(16)+   Intuit Inc. Form of Amendment to All Stock Options
               Outstanding at February 19, 1999
  10.12(5)+    Letter Agreement of Employment dated March 30, 1994 between
               Intuit and William V. Campbell
  10.13(23)+   Employment Agreement dated January 21, 2000 between Intuit and Stephen M. Bennett
  10.14(23)+   Restricted Stock Purchase Agreements, dated January 24, 2000 between Intuit and Stephen M. Bennett
  10.15(23)+   Confidential Agreement and General Release of Claims between
               Intuit Inc. and William H. Harris, Jr., dated September 23,
               1999
  10.16(24)+   Separation Agreement between Intuit and Mark Goines dated
               March 9, 2000
  10.17(24)+   Separation Agreement between Intuit and James Heeger dated
               May 2, 2000
  10.18(4)     Form of Indemnification Agreement entered into by Intuit
               with each of its directors and certain executive officers
  10.19*       Supply Agreement effective as of January 1, 2000 by and
               between Intuit Inc. and John H. Harland Company
  10.20(11)    Stock Purchase and Option Agreement by and between Security
               First Technologies Corporation and Intuit Inc., dated as of
               May 16, 1999
  10.21(16)    Master Agreement between Intuit Inc. and Modus Media
               International, Inc., dated as of August 31, 1999
  10.22(12)    Lease Agreement dated as of November 30, 1994 between Intuit and Charleston Properties for 2700 Coast Drive, Mountain
               View, California to commence on January 1, 1999
  10.23(12)    Lease Agreement dated as of November 30, 1994 between Intuit and Charleston Properties for 2750 Coast Drive, Mountain
               View, California to commence on January 1, 1998
  10.24(12)    Lease Agreement dated as of November 30, 1994 between Intuit and Charleston Properties for 2475 Garcia Drive, Mountain
               View, California
  10.25(12)    Lease Agreement dated as of November 30, 1994 between Intuit and Charleston Properties for 2525 Garcia Drive, Mountain
               View, California
  10.26(12)    Lease Agreement dated as of November 30, 1994 between Intuit and Charleston Properties for 2535 Garcia Drive, Mountain
               View, California
  10.27(13)    Lease Agreement dated as of November 30, 1994 between Intuit and Charleston Properties for 2500 Garcia Drive, Mountain
               View, California
  10.28(13)    Lease Agreement dated as of November 30, 1994 between Intuit and Charleston Properties for 2550 Garcia Drive, Mountain
               View, California
  10.29(6)     Lease Agreement dated as of January 7, 1998 between Intuit and Charleston Properties for 2650 Casey Drive, Mountain
               View, California
  10.30*       Lease Agreement dated as of April 30, 1999 between Intuit
               and Charleston Properties for 2675 Coast Drive, Mountain
               View, California
  10.31*       Lease Agreement dated as of March 29, 1999 between Intuit
               and various parties as Landlord for 2632 Marine Way,
               Mountain View, California
  10.32(24)    Lease Agreement dated January 31, 2000 between Intuit and
               Broderick Way Partners, LLC for 2700 Broderick Way, Mountain
               View, California
  10.33(14)    Build-to-Suit Lease Agreement dated as of June 9, 1995 as
               amended April 14, 1998 between Intuit and Kilroy Realty
               Corporation, successor to UTC Greenwich Partners, a
               California limited partnership for 6200 and 6220 Greenwich,
               San Diego, California
  10.34*       Lease Agreement dated as of July 2, 1997 between Intuit and
               Spieker Properties, L.P. for 6060 Nancy Ridge Road, San
               Diego, California

   EXHIBIT
    NUMBER                             DESCRIPTION
  ----------                           -----------
  10.35(24)    Consent to Sublease Agreement dated March 31, 2000 among
               Intuit Inc. as subtenant, Spieker Properties, L.P. and
               Franklin Templeton Corporate Services, Inc. for Eastgate
               Mall, San Diego, California
  10.36(6)     Offer to Purchase Real Estate Agreement dated as of October
               14, 1997, as amended on December 5, 1997, between Intuit
               Inc. and General American Life Insurance Company, for
               property located at 110 Juliad Court, Fredericksburg,
               Virginia (purchase and sale agreement)
  10.37(6)     Build-to-Suit Lease Agreement dated as of April 8, 1998,
               between Intuit and TACC Investors, LLC for property located at 2800 East Commerce Center Place, Tucson, Arizona
  10.38(16)    Deed of Lease dated as of July 27, 1999 between Intuit and
               Waterfront I Corporation for 44 Canal Center Plaza,
               Alexandria, Virginia
  10.39(16)    Lease Agreement dated as of June 1, 1993 between Intuit as successor in interest to Computing Resources, Inc. who is
               successor in interest to Pioneer Bank and Dermody Properties for 5400 Equity Avenue, Reno, Nevada
  10.40(16)    Lease Agreement dated as of January 1, 1994 between Intuit as successor in interest to Computing Resources, Inc. and
               1285 Financial Boulevard, Inc. for 1285 Financial Boulevard,
               Reno, Nevada
  10.41*       Lease Agreement dated as of February 28, 1999 between
               Intuit's CRI subsidiary and 1225 Financial Boulevard, Inc.
               for 1225 Financial Boulevard, Reno, Nevada
  10.42(16)    Lease Agreement dated as of January 1, 1996 between Intuit as successor in interest to Computing Resources, Inc. and
               565 Rio Vista Drive, Inc. for 565 Rio Vista Drive, Fallon,
               Nevada
  10.43(16)    Sublease Agreement and Amendments between Lacerte Software
               Corporation and Oryx Energy Company for 13155 Noel Road,
               Suite 2200, Dallas, Texas
  10.44(24)    Office Lease Agreement dated February 22, 2000 between
               Lacerte Software Corporation and KCD-TX 1 Investment Limited
               Partnership for office space in Plano, Texas
  10.45(17)+   Non-Competition Agreement by and among Intuit, Rock
               Financial Corporation and Daniel Gilbert, dated October 6,
               1999
  21.01*       List of Intuit's Subsidiaries
  23.01*       Consent of Ernst & Young LLP, Independent Auditors
  23.02*       Consent of KPMG LLP, Independent Auditors
  24.01*       Power of Attorney (see signature page)
  27.01*       Financial Data Schedule (filed only in electronic format)

---------------

 +  Indicates a management contract or compensatory plan or arrangement

 *  Filed with this Form 10-K

 (1) Filed as an exhibit to Intuit's Form 10-Q for the quarter ended January 31, 1997, filed with the Commission on March 14, 1997 and incorporated by reference

 (2) Filed as an exhibit to Intuit's Form 8-K, Amendment No. 1, filed with the Commission on May 19, 1998 and incorporated by reference

 (3) Filed as an Exhibit to Intuit's Form 8-K filed with the Commission on May 7, 1999 and incorporated by reference

 (4) Filed as an exhibit to Intuit's Registration Statement on Form S-1, filed with the Commission on February 3, 1993, as amended (File No. 33-57884) and incorporated by reference.

 (5) Filed as an exhibit to Intuit's Form 10-K as originally filed with the Commission on October 31, 1994, as amended, and incorporated by reference

 (6) Filed as an Exhibit to Intuit's Form 10-K for the fiscal year ended July 31, 1998, filed with the Commission on October 6, 1998 and incorporated by reference

 (7) Filed as an exhibit to Intuit's Form 8-K filed with the Commission on May 2, 1998 and incorporated by reference

 (8) Filed as an exhibit to the ChipSoft Form S-1 registration statement filed with the Commission on February 24, 1993 (file No. 33-57692) and incorporated by reference

 (9) Filed as an Exhibit to Intuit's Registration Statement on Form S-8, filed with the Commission on May 7, 1999 and incorporated by reference

(10) Filed as an exhibit to Intuit's Form 10-Q for the quarter ended October 31, 1995, filed with the Commission on December 14, 1995 and incorporated by reference

(11) Filed as an Exhibit to Intuit's Form 10-Q for the quarter ended April 30, 1999 and incorporated by reference

(12) Filed as an exhibit to Intuit's Form 10-Q for the quarter ended January 31, 1995, filed with the Commission on March 17, 1995 and incorporated by reference

(13) Filed as an exhibit to Intuit's Form 10-K for the fiscal year ended July 31, 1997, filed with the Commission on October 15, 1997 and incorporated by reference

(14) Filed as an exhibit to Intuit's Form 10-K for the fiscal year ended July 31, 1995, filed with the Commission on October 30, 1995 and incorporated by reference

(15) Filed as an exhibit to Intuit's Form S-4 registration statement (file no. 333-90393), filed with the Commission on November 5, 1999 and incorporated by reference

(16) Filed as an exhibit to Intuit's Form 10-K for the fiscal year ended July 31, 1999, filed with the Commission on October 12, 1999 and as amended October 27, 1999

(17) Filed as an exhibit to Intuit's Form 10-Q for the quarter ended October 31, 1999 , filed with the Commission on December 14, 1999

(18) Filed as an exhibit to Intuit's Form S-8 registration statement (file no. 333-92503), filed with the Commission on December 10, 1999 and incorporated by reference

(19) Filed as an exhibit to Intuit's Form S-8 registration statement ( file no. 333-92517), filed with the Commission on December 10, 1999 and incorporated by reference

(20) Filed as an exhibit to Intuit's Form S-8 registration statement (file no. 333-92515), filed with the Commission on December 10, 1999 and incorporated by reference

(21) Filed as an exhibit to Intuit's Form S-8 registration statement (file no. 333-84385), filed with the Commission on August 2, 1999 and incorporated by reference

(22) Filed as an exhibit to Intuit's Form S-8 registration statement (file no. 333-85349), filed with the Commission on August 17, 1999 and incorporated by reference

(23) Filed as an exhibit to Intuit's Form 10-Q for the quarter ended January 31, 2000, filed with the Commission on March 16, 2000 and incorporated by reference

(24) Filed as an exhibit to Intuit's Form 10-Q for the quarter ended April 30, 2000, filed with the Commission on June 14, 2000

(25) Filed as an Exhibit to Intuit's Form 8-K filed with the Commission on September 13, 2000 and incorporated by reference.

(b) Reports on Form 8-K

    1. On November 24, 1999, Intuit filed a report on Form 8-K to report under
       Item 5 its financial results for the quarter ended October 31, 1999. Intuit's balance sheet and statement of operations as of and for the three months ended October 31, 1999 were included in the 8-K.

    2. On January 25, 2000, Intuit filed a report on Form 8-K to report under
       Item 5 that the Board of Directors had selected Stephen M. Bennett as the President and Chief Executive Officer of Intuit effective as of January 24, 2000.

    3. On September 13, 2000, Intuit filed a report on Form 8-K to report under
       Item 5 that it had completed the acquisition of Venture Finance Software Corp. No financial statements were filed with the report.

(c) Exhibits

    See Item 14(a)(3) above.

(d) Financial Statement Schedules

    See Item 14(a)(2) above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         INTUIT INC.

Dated: October 13, 2000
                                         By:       /s/ GREG J. SANTORA
                                          --------------------------------------
                                                     Greg J. Santora
                                             Senior Vice President and Chief
                                                      Financial Officer
                                           (Principal Financial and Accounting
                                                          Officer)

                               POWER OF ATTORNEY

    By signing this Form 10-K below, I hereby appoint each of Stephen M. Bennett and Greg J. Santora, as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form 10-K (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

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

                        NAME                                            TITLE                         DATE
                        ----                                            -----                         ----
            PRINCIPAL EXECUTIVE OFFICER:

               /s/ STEPHEN M. BENNETT                    President, Chief Executive Officer     October 13, 2000
-----------------------------------------------------               and Director
                 Stephen M. Bennett

           PRINCIPAL FINANCIAL OFFICER AND
            PRINCIPAL ACCOUNTING OFFICER:

                 /s/ GREG J. SANTORA                          Senior Vice President and         October 13, 2000
-----------------------------------------------------          Chief Financial Officer
                   Greg J. Santora

                ADDITIONAL DIRECTORS:

              /s/ CHRISTOPHER W. BRODY                                Director                  October 13, 2000
-----------------------------------------------------
                Christopher W. Brody

               /s/ WILLIAM V. CAMPBELL                          Chairman of the Board           October 13, 2000
-----------------------------------------------------               of Directors
                 William V. Campbell

                  /s/ SCOTT D. COOK                                   Director                  October 13, 2000
-----------------------------------------------------
                    Scott D. Cook

                                                                      Director                  October   , 2000
-----------------------------------------------------
                    L. John Doerr

                /s/ DONNA L. DUBINSKY                                 Director                  October 13, 2000
-----------------------------------------------------
                  Donna L. Dubinsky

               /s/ MICHAEL R. HALLMAN                                 Director                  October 13, 2000
-----------------------------------------------------
                 Michael R. Hallman

             /s/ WILLIAM H. HARRIS, JR.                               Director                  October 13, 2000
-----------------------------------------------------
               William H. Harris, Jr.

               /s/ BURTON J. MCMURTRY                                 Director                  October 13, 2000
-----------------------------------------------------
                 Burton J. McMurtry

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 4.01     Form of Specimen Certificate for Intuit's Common Stock
10.19     Supply Agreement effective as of January 1, 2000 by and
          between Intuit Inc. and John H. Harland
          Company
10.30     Lease Agreement dated as of April 30, 1999 between Intuit
          and Charleston Properties for 2675 Coast Drive, Mountain
          View, California
10.31     Lease Agreement dated as of March 29, 1999 between Intuit
          and various parties as Landlord for 2632 Marine Way,
          Mountain View, California
10.34     Lease Agreement dated as of July 2, 1997 between Intuit and
          Spieker Properties, L.P. for 6060 Nancy Ridge Road, San
          Diego, California
10.41     Lease Agreement dated as of February 28, 1999 between
          Intuit's CRI subsidiary and 1225 Financial Boulevard, Inc.
          for 1225 Financial Boulevard, Reno, Nevada
21.01     List of Intuit's Subsidiaries
23.01     Consent of Ernst & Young LLP, Independent Auditors
23.02     Consent of KPMG LLP, Independent Auditors
24.01     Power of Attorney (see signature page)
27.01     Financial Data Schedule (filed only in electronic format)