Form 10-Q
period 2000-10-31
INTUIT INC
filed 2000-12-13
CIK 896878

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended October 31, 2000 or

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

        Approximately 206,912,924 shares of Common Stock, $0.01 par value, as of November 30, 2000

FORM 10-Q
INTUIT INC.
INDEX


PART I      FINANCIAL INFORMATION                                               PAGE
                                                                               NUMBER
                                                                               ------

ITEM 1:     Financial Statements

            Condensed Consolidated Balance Sheets as of
                     July 31, 2000 and October 31, 2000.....................     3

            Condensed Consolidated Statements of Operations for
                     the three months ended October 31, 1999 and 2000.......     4

            Condensed Consolidated Statements of Cash Flows for
                     the three months ended October 31, 1999 and 2000.......     5

            Notes to Condensed Consolidated Financial Statements ...........     6

ITEM 2:     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations....................    18

ITEM 3:     Quantitative and Qualitative Disclosures about Market Risk......    26

PART II     OTHER INFORMATION

ITEM 1:     Legal Proceedings...............................................    28

ITEM 4:     Submission of Matters to a Vote of Security Holders ............    29

ITEM 5:     Other Matters...................................................    30

ITEM 6:     Exhibits and Reports on Form 8-K................................    31

            Signatures......................................................    32

                                   INTUIT INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          JULY 31,        OCTOBER 31,
(In thousands, except par value)                                           2000             2000
                                                                        -----------       -----------
                                                                                          (unaudited)
                         ASSETS
Current assets:
 Cash and cash equivalents .......................................      $   416,953       $   278,719
 Short-term investments ..........................................        1,050,220         1,092,665
 Marketable securities ...........................................          225,878           154,647
 Accounts receivable, net ........................................           67,420            67,938
 Prepaid expenses and other current assets (1) ...................          368,323           396,364
                                                                        -----------       -----------
     Total current assets ........................................        2,128,794         1,990,333
Property and equipment, net ......................................          167,707           183,243
Goodwill and intangibles, net ....................................          438,878           529,318
Investments ......................................................           31,160            43,279
Other assets (2) .................................................          112,363           112,250
                                                                        -----------       -----------
Total assets .....................................................      $ 2,878,902       $ 2,858,423
                                                                        ===========       ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable ................................................      $    79,145       $    81,877
 Escrow liabilities ..............................................           32,077            36,571
 Deferred revenue ................................................          107,578           121,169
 Income tax payable ..............................................          110,743            50,401
 Deferred income taxes ...........................................           53,934            31,552
 Other current liabilities .......................................          423,360           446,493
                                                                        -----------       -----------
     Total current liabilities ...................................          806,837           768,063
Long-term obligations ............................................              538            18,505
Minority interest ................................................              238               288
Commitments and contingencies ....................................
Stockholders' equity:
  Preferred stock ................................................               --                --
 Common stock and additional paid in capital .....................        1,521,559         1,587,467
 Deferred compensation ...........................................          (26,522)          (24,750)
 Accumulated other comprehensive income, net .....................           55,586            21,949
 Retained earnings ...............................................          520,666           486,901
                                                                        -----------       -----------
     Total stockholders' equity ..................................        2,071,289         2,071,567
                                                                        -----------       -----------
Total liabilities and stockholders' equity .......................      $ 2,878,902       $ 2,858,423
                                                                        ===========       ===========


(1) Includes $7.2 million notes receivable from Venture Finance Software Corp. as of July 31, 2000.

(2) Includes $6.5 million and $7.1 million loans due from affiliates as of July 31, 2000 and October 31, 2000, respectively.

                             See accompanying notes.

                                   INTUIT INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 THREE MONTHS ENDED
                                                                                     OCTOBER 31,
                                                                               1999             2000
                                                                             ---------        ---------
(In thousands, except per share data; unaudited)
Net revenue ..........................................................       $ 176,928        $ 187,522
Costs and expenses:
 Cost of revenue .....................................................          58,871           69,881
 Customer service and technical support ..............................          34,301           32,396
 Selling and marketing ...............................................          69,905           61,100
 Research and development ............................................          41,713           47,878
 General and administrative ..........................................          21,492           27,783
 Charge for purchased research and development .......................           1,312               --
 Amortization of acquisition costs ...................................          37,091           39,679
 Reorganization costs ................................................           3,500               --
                                                                             ---------        ---------
 Total costs & expenses ..............................................         268,185          278,717
                                                                             ---------        ---------
Loss from operations .................................................         (91,257)         (91,195)
Interest and other income and expense, net ...........................           8,476           16,118
Losses on marketable securities and other investments, net ...........         (17,309)          (3,868)
                                                                             ---------        ---------
Loss before income tax benefit, minority interest and
  cumulative effect of accounting change .............................        (100,090)         (78,945)
Income tax benefit ...................................................          34,170           30,916
Minority interest ....................................................              59              (50)
                                                                             ---------        ---------
Loss before cumulative effect of accounting change ...................         (65,861)         (48,079)
Cumulative effect of change in accounting for derivatives, net of
  taxes ..............................................................              --           14,314

                                                                             ---------        ---------
Net loss .............................................................       $ (65,861)       $ (33,765)
                                                                             =========        =========

Basic and diluted net loss per share before
  cumulative effect of accounting change .............................       $   (0.33)       $   (0.23)

Cumulative effect of accounting change ...............................              --             0.07
                                                                             ---------        ---------

Basic and diluted net loss per share .................................       $   (0.33)       $   (0.16)
                                                                             =========        =========

Shares used in per share amounts .....................................         197,362          205,727
                                                                             =========        =========

                             See accompanying notes.

                                   INTUIT INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               THREE MONTHS ENDED
                                                                                                  OCTOBER 31,
                                                                                             1999             2000
                                                                                           ---------        ---------
(In thousands; unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss .........................................................................       $ (65,861)       $ (33,765)
  Adjustments to reconcile net income to net cash used by operating activities:
       Amortization of goodwill and other purchased intangibles ....................          31,148           43,110
       Depreciation ................................................................           8,778           14,610
       Net loss from marketable securities .........................................          17,309            3,868
       Cumulative effect of accounting change ......................................              --          (23,857)
       Deferred income tax benefit (provision) .....................................          (3,691)           2,170
       Tax benefit from employee stock options .....................................          52,796           32,006
       Changes in assets and liabilities:
          Accounts receivable ......................................................         (23,376)             (95)
          Prepaid expenses and other current assets ................................          81,476           (1,462)
          Other assets .............................................................              (5)          (1,255)
          Accounts payable .........................................................          24,657           (6,620)
          Escrow liabilities .......................................................         (35,741)           3,937
          Deferred revenue .........................................................          18,547           13,591
          Income taxes payable .....................................................        (136,985)         (60,342)
          Other accrued liabilities ................................................           7,733           (1,144)
          Minority interest ........................................................             (59)              50
                                                                                           ---------        ---------
            Net cash used by operating activities ..................................         (23,274)         (15,198)
                                                                                           ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment ...............................................         (27,257)         (29,383)
  Proceeds from the sale of marketable securities ..................................              --           24,137
  Purchase of marketable securities ................................................          (2,974)              --
  Purchase of short-term investments ...............................................        (162,291)        (998,903)
  Liquidation and maturity of short-term investments ...............................          83,587          956,458
  Acquisitions and dispositions, net of cash acquired ..............................         (95,561)        (105,860)
  Purchase of long-term investments ................................................          (4,300)          (1,000)
                                                                                           ---------        ---------
            Net cash used by investing activities ..................................        (208,796)        (154,551)
                                                                                           ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal proceeds (payments) on long-term debt ..................................           2,419           (2,943)
  Net increases (payments) under warehouse line of credit ..........................          (8,660)             557
  Net proceeds from issuance of common stock .......................................          10,556           33,901
                                                                                           ---------        ---------
            Net cash provided by financing activities ..............................           4,315           31,515
                                                                                           ---------        ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS ..........................................        (227,755)        (138,234)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...................................         554,230          416,953
                                                                                           ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .........................................       $ 326,475        $ 278,719
                                                                                           =========        =========

                             See accompanying notes.

                                   INTUIT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Intuit Inc. develops, sells and supports small business accounting and management, tax preparation and consumer finance desktop software products, financial supplies (such as computer checks, envelopes and invoices), and Internet-based products and services for individuals and small businesses. Our products and services are designed to automate commonly performed financial tasks and to simplify the way individuals and small businesses manage their finances and businesses. We sell our products and services throughout North America and in many global markets. Sales are made primarily through retail and OEM distribution channels, traditional direct sales to customers and via the Internet.

Basis of Presentation

Intuit has prepared the accompanying unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles for interim financial statements. All intercompany balances and transactions have been eliminated in consolidation. Certain other previously reported amounts have been reclassified to conform to the current presentation format. We have included all normal recurring adjustments considered necessary to give a fair presentation of our operating results for the periods shown. Results for the three months ended October 31, 2000 do not necessarily indicate the results to be expected for the fiscal year ending July 31, 2001 or any other future period. All financial statements presented are restated to include the results of our Rock Financial Corporation ("Rock") and Title Source, Inc. ("Title Source") subsidiaries that were acquired on December 8, 1999 in a transaction that was accounted for as a pooling of interests. These statements and accompanying notes should be read together with the audited consolidated financial statements for the fiscal year ended July 31, 2000 included in Intuit's Form 10-K, filed with the Securities and Exchange Commission.

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

Net Revenue

Intuit recognizes revenue upon shipment of our shrink-wrapped software products based on "FOB shipping" terms. Under FOB shipping terms, title and risk of loss are transferred, and we have no continuing obligations, once our products are delivered to the shipper. We recognize revenue upon shipment, net of return reserves based on historical experience. To recognize revenue, it must also be probable that we will collect the accounts receivable from our customers. Reserves are provided for returns of excess quantities of current product versions, as well as previous versions of products still in the distribution channel when new versions are launched. In some situations, we receive advance payments from our customers. Revenue associated with these advance payments is deferred until the products are shipped or services are provided. We also reduce revenue by the estimated cost of rebates when products are shipped.

We recognize revenue from Internet products and services when that revenue is "earned" based on the nature of the particular product or service. For Internet products and services that are provided over a period of time, revenue is recognized pro rata based on the passage of the contractual time period during which the product or service is to be provided or in accordance with agreed upon performance criteria. However, where the Internet product or service is to be provided or delivered at one point in time, revenue is recognized once upon delivery of the product or completion of the service, rather than ratably over time. For example, we earn advertising revenues from third parties that advertise on certain of our websites and contract to run such advertisements for a particular period of time. In that case, the associated advertising revenue is recognized ratably over the contractual time period during which the advertising is placed. By contrast, for on-line transactions for which we receive a payment (such as the sale of mortgage loans through our Quicken Loans website), revenue is recognized upon completion of the transaction, assuming there are no remaining obligations on our part. To recognize revenue, it must be probable that we will collect the accounts receivable from our customers.

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

We defer loan origination revenue and the associated commissions and processing costs on loans held for sale until the related loan is sold. We recognize gains and losses on loans at the time we sell them, based upon the difference between the selling price and the carrying value of the related loans sold. We recognize loan servicing revenue as the related principal is collected. We recognize interest income on mortgage loans as it is earned, and we recognize interest expenses on related borrowings as we incur them.

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


The following schedule summarizes the estimated fair value of our cash, cash equivalents, and short-term investments:

                                                JULY 31,        OCTOBER 31,
                                                  2000             2000
                                               ----------       ----------
                                                                (unaudited)
(In thousands)
Cash and cash equivalents:
  Cash .................................       $    4,298       $   16,974
  Certificate of deposits ..............               --            8,060
  Money market funds ...................          338,462          180,138
  Commercial paper & corporate notes ...           29,543           25,531
  Municipal bonds ......................           44,650           48,016
                                               ----------       ----------
                                               $  416,953       $  278,719
                                               ==========       ==========

Short-term investments:
  Certificates of deposit ..............       $    5,053       $       --
  Corporate notes ......................           75,640           82,961
  Municipal bonds ......................          920,360          945,631
  U.S. Government securities ...........           49,167           64,073
                                               ----------       ----------
                                               $1,050,220       $1,092,665
                                               ==========       ==========

The following table outlines the estimated fair value of Intuit's available-for-sale debt securities held in short-term investments classified by the maturity date listed on the security.

                                                 JULY 31,       OCTOBER 31,
                                                  2000             2000
                                               ----------       ----------
                                                                (unaudited)
(In thousands)
  Due within one year ..................       $  235,998       $  266,823
  Due within two years .................          157,309          139,697
  Due within three years ...............           13,039            8,700
  Due after three years ................          638,821          677,445
                                               ----------       ----------
                                               $1,045,167       $1,092,665
                                               ==========       ==========

Marketable Securities

As explained in greater detail below, we currently hold several marketable securities, most of which we acquired in connection with strategic business transactions and relationships. Our available-for-sale marketable securities are carried at fair value and we include unrealized gains and losses, net of tax, in stockholders' equity. We have designated our investments in At Home Corporation (which does business as Excite@ Home), VeriSign and 724 Solutions as trading securities and fluctuations in the market value of these shares are reported in net income. We held the following marketable securities at July 31, 2000 and October 31, 2000:

AVAILABLE-FOR-SALE SECURITIES

                                                               GROSS UNREALIZED
                                                         --------------------------        ESTIMATED
                                           COST            GAINS           LOSSES          FAIR VALUE
                                         ---------       ---------        ---------        ----------
                                                               (In thousands)
JULY 31, 2000

Checkfree Corporation common stock       $  36,875       $ 115,000        $      --        $ 151,875
Homestore.com, Inc. common stock             1,689          10,626               --           12,315
Quotesmith.com, Inc. common stock            5,645              --           (2,721)           2,924
S1 Corporation common stock                 49,997              --          (25,302)          24,695
                                         ---------       ---------        ---------        ---------
                                         $  94,206       $ 125,626        $ (28,023)       $ 191,809
                                         =========       =========        =========        =========

OCTOBER 31, 2000
 (unaudited)
Checkfree Corporation common stock       $  35,621       $  84,525        $      --        $ 120,146
Quotesmith.com, Inc. common stock            5,645              --           (4,592)           1,053
S1 Corporation common stock                 49,997              --          (38,287)          11,710
                                         ---------       ---------        ---------        ---------
                                         $  91,263       $  84,525        $ (42,879)       $ 132,909
                                         =========       =========        =========        =========

TRADING SECURITIES

                                                               NET RECOGNIZED
                                                         --------------------------        ESTIMATED
                                           COST            GAINS           LOSSES          FAIR VALUE
                                         ---------       ---------        ---------        ---------
                                                        (In thousands)
JULY 31, 2000

Excite@Home common stock                 $ 119,366       $      --        $ (92,997)       $  26,369
VeriSign, Inc. common stock                  4,916              --           (1,833)           3,083
724 Solutions common stock                   7,700              --           (3,083)           4,617
                                         ---------       ---------        ---------        ---------
                                         $ 131,982       $      --        $ (97,913)       $  34,069
                                         =========       =========        =========        =========

OCTOBER 31, 2000
 (unaudited)
Excite@Home common stock                 $ 119,366       $      --        $ (99,942)       $  19,424
VeriSign, Inc. common stock                  2,458              --           (1,175)           1,283
724 Solutions common stock                   2,118              --           (1,087)           1,031
                                         ---------       ---------        ---------        ---------
                                         $ 123,942       $      --        $(102,204)       $  21,738
                                         =========       =========        =========        =========

In January 1997, we sold our online banking and bill payment transaction processing business to Checkfree Corporation. We obtained marketable securities in Checkfree as a result of this sale. We account for the investment in Checkfree as an available-for-sale equity security, which accordingly is carried at market value. Checkfree common stock is quoted on the Nasdaq National Market under the symbol CKFR. The closing price of Checkfree common stock at October 31, 2000 was $49.75 per share. At October 31, 2000, we held approximately 2.4 million shares, or approximately 2.8%, of Checkfree's outstanding common stock.

In February 1999, we purchased one million shares of common stock of Quotesmith.com, Inc. We purchased an additional 272,727 shares of Quotesmith.com in August 1999 at the time of its initial public offering. We account for the investment in Quotesmith.com as an available-for-sale equity security, which accordingly is carried at market value. Quotesmith.com common stock is quoted on the Nasdaq National Market under the symbol QUOT. The closing price of Quotesmith.com common stock at October 31, 2000 was $0.88 per share. At October 31, 2000, we held approximately 1.2 million shares, or approximately 6.3%, of Quotesmith.com's outstanding common stock.

In May 1999, we purchased 970,813 shares of common stock of Security First Technologies. In November 1999, Security First Technologies changed its name to S1 Corporation. We account for the investment in S1 as an available-for-sale equity security, which accordingly is carried at market value. S1 common stock is quoted on the Nasdaq National Market under the symbol SONE. The closing price of S1 common stock at October 31, 2000 was $12.06 per share. At October 31, 2000, we held approximately 1.0 million shares, or approximately 1.7%, of S1's outstanding common stock. In connection with the above purchase, we also received an option to purchase up to additional 4.6 million shares of S1 exercisable at a per share purchase price of $51.50. At October 31, 2000, these S1 options are now considered derivatives and were valued at $11.1 million using the Black-Scholes model and are classified as long term investments.

In connection with At Home Corporation's acquisition of Excite in May 1999, our shares of Excite were converted into Excite@Home common stock. We have elected to report these converted Excite@Home shares as a trading security. As a result, we are reporting both positive and negative fluctuations in the market value of this stock in net income. At October 31, 2000, we owned approximately 1.9 million shares (less than 1%) of Excite@Home common stock and reported a recognized cumulative valuation loss of approximately $99.9 million for these securities. The closing price of Excite@Home (Nasdaq symbol ATHM) at October 31, 2000, was $10.31 per share.

In connection with VeriSign Corporation's acquisition of Signio in February 2000, our shares of Signio were converted into VeriSign common stock. We have elected to report these converted VeriSign shares as a trading security. As a result, we are reporting both positive and negative fluctuations in the market value of this stock in net income. At October 31, 2000, we owned 9,716 shares (less than 1%) of VeriSign common stock and reported a recognized cumulative valuation loss of approximately $1.2 million for these securities. The closing price of VeriSign (Nasdaq symbol VRSN) at October 31, 2000, was $132.00 per share.

In connection with 724 Solutions Inc.'s acquisition of eZlogin in June 2000, our shares of eZlogin were converted into 724 Solutions common stock. We have elected to report these converted 724 Solutions shares as a trading security. As a result, we are reporting both positive and negative fluctuations in the market value of this stock in net income. At October 31, 2000, we owned 37,906 shares (less than 1%) of 724 Solutions common stock and reported a recognized cumulative valuation loss of approximately $1.1 million for these securities. The closing price of 724 Solutions (Nasdaq symbol SVNX) at October 31, 2000, was $27.19 per share.

During the first quarter of fiscal 2001, we sold 85,000 shares of Checkfree, 351,865 shares of Homestore.com, and 99,902 shares of 724 Solutions. In connection with these sales we recognized realized gains of $4.0 million, $ 11.1 million, and $0.1 million, respectively. In addition we sold 9,715 shares of VeriSign and recognized realized losses of $0.2 million. Total net gains on sales of marketable securities were $8.9 million for the first quarter of fiscal 2001. This gain was offset by a recognized loss for the quarter of $12.8 million for the valuation of our S1 options, resulting in a net loss on marketable securities of $3.9 million.

All of our marketable securities are stocks of high technology companies that are subject to substantial volatility. Accordingly, it is possible that the market price of one or more of these companies' stocks could decline substantially and quickly, which could result in a material reduction in the carrying value of these assets and, in the case of securities treated as trading securities, a negative impact on our operating results.

Goodwill and Purchased Intangible Assets

We record goodwill when the cost of net assets we acquire exceeds their book value. Goodwill is amortized on a straight-line basis over periods ranging from 3 to 5 years. The cost of identified intangibles is generally amortized on a straight-line basis over periods ranging from 1 to 10 years. When appropriate, we perform reviews to determine if the carrying value of assets is impaired. The reviews look for the existence of facts or circumstances, either internal or external, which indicate that the carrying value of the asset cannot be recovered. No such impairment has been indicated to date. If, in the future, management determines the existence of impairment indicators, we would use undiscounted cash flows to initially determine whether impairment should be recognized. If necessary, we would perform a subsequent calculation to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets. If quoted market prices for the assets are not available, the fair value would be calculated using the present value of estimated expected future cash flows. The cash flow calculations would be based on management's best estimates, using appropriate assumptions and projections at the time.

Goodwill and purchased intangible assets consisted of the following:

                                                                    NET BALANCE AT
                                           LIFE IN        ----------------------------------
                                            YEARS         JULY 31 2000,      OCTOBER 31 2000,
                                             ----         ------------       ---------------
                                                                                (unaudited)
    (in thousands)
    Goodwill ..........................      3-5             $358,890            $425,441
    Customer lists ....................      3-5               57,890              53,372
    Covenant not to compete ...........      3-5                4,992               4,495
    Purchased technology ..............      1-5               10,990              40,104
    Assembled workforce ...............      2-5                1,976               1,989
    Trade names and logos .............      1-10               4,140               3,917

Balances presented above are net of total accumulated amortization of $465.3 million and $506.6 million at July 31, 2000 and October 31, 2000, respectively.

Concentration of Credit Risk

We are subject to risks related to changes in the values of our significant balances of short-term investments and marketable securities and the collectability of our trade accounts receivable. At October 31, 2000, we held approximately $154.6 million in marketable securities, as described in "Marketable Securities", above in Note 1. Fluctuations in the market value of our shares in Excite@Home, VeriSign and 724 Solutions result in recognized gains and losses in our statement of operations on an ongoing basis, since these investments are treated as trading securities. If there is a permanent decline in the value of any other marketable securities below cost, we would report this decline in our statement of operations. See "Marketable Securities," above in
Note 1 for a discussion of risks associated with our marketable securities. Our remaining portfolio is diversified and consists primarily of short-term investment-grade securities.

To reduce the credit risk associated with accounts receivable, Intuit performs ongoing evaluations of customer credit. Generally, no collateral is required. We maintain reserves for estimated credit losses and these losses have historically been within our expectations.

In the normal course of our mortgage business, we enter into loan commitments to extend credit in order to meet the financing needs of our customers. Loan commitments are agreements to lend to a customer as long as all conditions specified in the contract are met. Commitments generally have fixed expiration dates or other termination clauses and may require the customer to pay a fee. We evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral we obtain is based on our credit evaluation of the customer.

Loan commitments subject us to market risks and credit risks. Market risk occurs if interest rates rise after a loan commitment is made. To offset this risk on conventional loans that are in process, we purchase puts and calls on U.S. Treasury securities. At October 31, 2000, we held calls in the amount of $8.0 million. The credit risk associated with these puts and calls on U.S. Treasury securities is a small fraction of the notional amount of the securities and is reflected in their fair value. Loan commitments also involve credit risk relating to the customer, which is not reflected on the balance sheet. We use the same credit policies for making credit commitments as we do for the underlying loan product.

Loan commitments to extend credit at July 31, 2000 and October 31, 2000 were as follows:

                                                  JULY 31, 2000                          OCTOBER 31, 2000
                                         -------------------------------         -------------------------------
                                         FIXED-RATE        VARIABLE-RATE         FIXED-RATE        VARIABLE-RATE
                                         ----------        -------------         ----------        -------------
                                                                                          (unaudited)
(In thousands)
Conventional prime loans .....            $167,000            $ 31,100            $141,101            $ 19,795
Sub-prime loans ..............               4,200               1,700               3,002               1,182
High-LTV loans ...............                 600                  --                 115                  --
                                          --------            --------            --------            --------
                                          $171,800            $ 32,800            $144,218            $ 20,977
                                          ========            ========            ========            ========

Recent Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires us to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. It further provides criteria for designating derivative instruments at fair value, cash flow, or foreign currency hedges, and establishes accounting standards for reporting changes in the fair value of the derivative instruments. Upon the date of adoption, August 1, 2000, we recorded the cumulative effect of the change in accounting for derivatives for our S1 options held. This resulted in a one-time cumulative effect of $14.3 million, net of taxes totaling $9.5 million, as of August 1, 2000. FAS 133 requires the derivatives to be carried at fair value, so subsequent fluctuations in the fair value of these options will be included in our net income. During the first quarter of fiscal 2001 these fluctuations resulted in a loss of $7.6 million net of taxes, this created a decrease of $0.04 per share on the basic and diluted net loss per share for the period. The following table shows what adjusted net loss from continuing operations and basic and diluted net loss per share from continuing operation of Intuit would have been as if we had adopted this standard as of the beginning of fiscal 2000:

                                                                            Three Months Ended October 31, 1999
                                                                            -----------------------------------
                                                                             As Adjusted           As Reported
                                                                            ------------           ------------
(In thousands, except per share data; unaudited)
Net loss from continuing operations .......................................  $  (54,733)            $  (65,861)

Basic and diluted loss per share from continuing operations ...............  $    (0.28)            $    (0.33)

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

In April 2000 the FASB issued FASB Interpretation Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25 ("FIN 44"). FIN 44 specifically answers twenty-nine questions on the implementation of APB 25 that were derived from a survey of members of the Emerging Issues Task Force ("EITF") and the task force on stock compensation. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occur after December 15, 1998. To the extent that FIN 44 covers events occurring during the period after December 15, 1998, but before the effective date of July 1, 2000, the effects of applying FIN 44 are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 has not had a material effect on our financial position and results of operations.

2. PER SHARE DATA

Basic income per share is computed using the weighted average number of common shares outstanding during the period. Diluted income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon the exercise of stock options under the treasury stock method. In loss periods, basic and dilutive loss per share is identical since the impact of common equivalent shares is anti-dilutive.

On September 8, 1999, our Board of Directors declared a three-for-one stock split, which was effected as a stock dividend of two shares of common stock for each share of Intuit's common stock outstanding. Stockholders of record on September 20, 1999 were issued two additional shares of common stock for each share of Intuit's common stock held on that date. The payment date for the stock dividend was September 30, 1999. We have restated all share and per share amounts referred to in the financial statements and notes to reflect this stock split.

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

The components of comprehensive net income, net of tax, are as follows:

                                                                 THREE MONTHS ENDED OCTOBER 31,
                                                                -------------------------------
                                                                  1999                  2000
                                                                ---------             ---------
(In thousands; unaudited)
Beginning balance gain, net of tax .................            $  79,144             $  55,586
Unrealized gain (loss) on marketable securities ....              145,747               (72,449)
Realized gain (loss) on marketable securities ......                   --                16,492
Tax benefit (effect) on marketable securities ......              (58,299)               22,383
Translation adjustment gain (loss), net of tax .....               (2,485)                  (63)
                                                                ---------             ---------
Ending balance gain, net of tax ....................            $ 164,107             $  21,949
                                                                =========             =========

4. ACQUISITIONS

On August 30, 2000, we purchased all of the outstanding securities of VFSC that were not already held by Intuit (approximately 51%) for approximately $118 million in cash (including approximately $4.5 million in option exercise and tax payments in connection with VFSC options exercised immediately prior to the purchase). We participated in the formation of VFSC in May 1998 in order to facilitate the development of certain Web-oriented finance products. We acquired the remaining securities of VFSC pursuant to the exercise of a purchase option that we received in connection with the formation of VFSC. We accounted for the acquisition of VFSC as a purchase for accounting purposes and allocated approximately $113 million to identified intangible assets and goodwill. These assets are being amortized over a period of three to five years.

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

5. BORROWINGS

We have two mortgage lines of credit. Advances under the first line of credit are based on a formula computation, with interest due monthly. Advances are due on demand and are collateralized by residential first and second mortgages. Advances may be drawn for working capital and sub-prime, high loan-to-value and conventional prime mortgage loans. The maximum outstanding balance permitted under this line is $125 million. Interest rates are variable and are based on the federal funds rate and prime rate, depending on the type of advance. The interest rates in effect at July 31, 2000 and October 31, 2000 were 7.69% and 7.76%, respectively. The weighted average interest rates for the three months ended October 31, 1999 and October 31, 2000 were 6.39% and 7.76%, respectively.

Our second line of credit currently provides for up to $50 million principal amount of demand loans secured by mortgage loans and other assets. Interest rates on loans vary depending on the type of underlying loan, and the loans are subject to sub-limits, advance rates and warehouse terms that vary depending on the type of underlying loan. The interest rates in effect at July 31, 2000 and October 31, 2000 were 7.89% and 7.84%, respectively, while the weighted average interest rates for the three months ended October 31, 1999 and October 31, 2000 were 6.43% and 7.73%, respectively. We are required to maintain a minimum tangible net worth and to satisfy other financial covenants, as outlined in the line of credit agreements. We were in compliance with the requirements as of July 31, 2000 and October 31, 2000.

Drafts payable represent funds advanced for mortgages originated that have not yet been drawn against the lines of credit.

6. OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

                                                                JULY 31,          OCTOBER 31,
                                                                 2000                2000
                                                               --------            --------
(In thousands)                                                                   (unaudited)
Short-term notes payable ..........................            $ 34,286            $ 34,376
Accrued Compensation and related liabilities ......              49,303              52,129
Future payments due for CRI acquisition ...........              44,916              45,690
Payroll tax obligations ...........................             177,002             190,922
Rebates ...........................................              21,552              16,104
Other accruals ....................................              96,301             139,480
                                                               --------            --------
                                                               $423,360            $446,493
                                                               ========            ========

7. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

Intuit has adopted Statement of Financial Accounting No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131"). SFAS 131 establishes standards for the way in which public companies disclose certain information about operating segments in the Company's financial reports. Consistent with SFAS 131, we have determined our operating segments based on factors such as how our operations are managed and how results are viewed by management. Since Internet-based revenues and expenses cut across all of our business divisions, we do not report results of our Internet-based businesses as a separate business segment in our financial statements. Instead, each of our business divisions reports Internet-based revenues and expenses that are specific to its operations and are included in its results. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Intuit does not track assets by operating segments. Consequently, we do not disclose assets by operating segments. The following unaudited results for the three month periods October 31, 1999 and 2000 are broken out by our operating segments:

THREE MONTHS ENDED                                     SMALL                    CONSUMER      GLOBAL
OCTOBER 31, 1999                                     BUSINESS       TAX         FINANCE      BUSINESS
(In thousands; unaudited)                            DIVISION     DIVISION      DIVISION     DIVISION      OTHER(1)   CONSOLIDATED
                                                    ---------    ---------     ---------    ---------     ---------   ------------
Net revenue ....................................    $  80,119    $  11,120     $  68,048    $  17,641     $      --     $ 176,928
Segment operating income (loss) ................       17,516      (34,400)        5,441       (2,165)           --       (13,608)
Common expenses ................................           --           --            --           --       (33,314)      (33,314)
                                                    ---------    ---------     ---------    ---------     ---------     ---------
Sub-total operating income (loss) ..............       17,516      (34,400)        5,441       (2,165)      (33,314)      (46,922)
Realized net losses on marketable securities ...           --           --            --           --       (17,309)      (17,309)
Acquisition costs ..............................           --           --            --           --       (40,835)      (40,835)
Reorganization costs ...........................           --           --            --           --        (3,500)       (3,500)
Interest income (expense) and other items ......           --           --            --           --         8,476         8,476
                                                    ---------    ---------     ---------    ---------     ---------     ---------
Net income (loss) before tax ...................    $  17,516    $ (34,400)    $   5,441    $  (2,165)    $ (86,482)    $(100,090)
                                                    =========    =========     =========    =========     =========     =========

THREE MONTHS ENDED                                     SMALL                    CONSUMER      GLOBAL
OCTOBER 31, 1999                                     BUSINESS       TAX         FINANCE      BUSINESS
(In thousands; unaudited)                            DIVISION     DIVISION      DIVISION      DIVISION     OTHER(1)    CONSOLIDATED
                                                    ---------    ---------     ---------     ---------     ---------   ------------
Net revenue ....................................    $  93,731     $  12,372    $  63,522     $  17,901     $      (4)    $ 187,522
Segment operating income (loss) ................         (183)        5,371      (45,503)       (4,106)           --       (44,421)
Common expenses ................................           --            --           --            --        (4,108)       (4,108)
                                                    ---------     ---------    ---------     ---------     ---------     ---------
Sub-total operating income (loss) ..............         (183)        5,371      (45,503)       (4,106)       (4,108)      (48,529)
Realized net losses on marketable securities ...           --            --           --            --        (3,868)       (3,868)
Acquisition costs ..............................           --            --           --            --       (42,666)      (42,666)
Reorganization costs ...........................           --            --           --            --            --            --
Interest income (expense) and other items ......           --            --           --            --        16,118        16,118
                                                    ---------     ---------    ---------     ---------     ---------     ---------
Net income (loss) before tax ...................    $    (183)        5,371      (45,503)       (4,106)    $ (34,524)    $ (78,945)
                                                    =========     =========    =========     =========     =========     =========

-----------

(1) "Other" includes acquisition and other common costs not allocated to specific segments. Certain types of expenses that were considered common expenses in fiscal 2000 are being allocated to specific business segments during fiscal 2001, which resulted in significantly lower common expenses for the three months ended October 31, 2000.

8. NOTES PAYABLE AND COMMITMENTS

In March 2000, our Japanese subsidiary, Intuit KK, entered into a one-year loan agreement with Japanese banks for approximately $35.1 million which was used to refinance the three year loan that was entered into in March 1997 to finance our acquisition of Nihon Micom. The loan is denominated in Japanese yen and is therefore subject to foreign currency fluctuations when translated to U.S. dollars for reporting purposes. The interest rate is variable based on the Tokyo inter-bank offered rate or the short-term prime rate offered in Japan. At October 31, 2000, the rate was approximately 1.07%. The fair value of the loan approximates cost as the interest rate on the borrowings is adjusted periodically to reflect market rates (which are currently significantly lower in Japan than in the United States). We are obligated to pay interest only on the loan until March 2001.

9. INCOME TAXES

Intuit computes the provision (benefit) for income taxes by applying the estimated annual effective tax rate to recurring operations and other taxable items. Our effective tax rate differs from the federal statutory rate primarily because of tax credits, tax exempt interest income, state taxes and certain foreign losses.

10. LITIGATION

On March 3, 2000 a class action lawsuit, Bruce v. Intuit Inc., was filed in the United States District Court, Central District of California, Eastern Division. Two virtually identical lawsuits were later filed: Rubin v. Intuit Inc., was filed on March 8, 2000 in the United States District Court, Southern District of New York and Newby v. Intuit Inc. was filed on April 27, 2000, in the United States District Court, Central District of California, Eastern Division. The Bruce and Newby lawsuits were consolidated into one lawsuit - In re Intuit Privacy Litigation, filed on July 28, 2000 in the United States District Court of California, Eastern Division. A similar lawsuit, Almanza v. Intuit Inc. was filed on March 22, 2000 in the Superior Court of State of California, San Bernadino County, Rancho Cucamonga Division. The Almanza complaint was amended on October 26, 2000. These purported class actions allege violations of various federal and California statutes and common law claims for invasion of privacy based upon the alleged intentional disclosure to third parties of personal and private customer information entered at Intuit's Quicken.com website. The complaints seek injunctive relief, orders to disgorge profits related to the alleged acts, and statutory and other damages. Intuit believes these lawsuits are without merit and intends to defend the litigation vigorously.

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

11. SUBSEQUENT EVENTS

On November 15, 2000 we entered into an agreement to acquire all of the outstanding stock of EmployeeMatters, Inc. for approximately $41.4 million in Intuit stock. In addition, we expect to extend bridge loans to EmployeeMatters in an aggregate amount of approximately $8.0 million up through the closing, and to assume liabilities of approximately $4.0 million in connection with the transaction. EmployeeMatters, which is based in Stamford, Connecticut, provides human resource management, benefits and payroll services via the Internet. The acquisition, which is subject to various conditions, including customary regulatory and other approvals, is expected to be completed by the end of the second quarter of fiscal 2001 and will be treated as a purchase for accounting purposes.

On November 25, 2000, we entered into an Asset Purchase Agreement pursuant to which we have agreed to sell selected assets of our QuickenInsurance business to InsWeb Corp. in exchange for approximately $14 million of common stock of InsWeb (representing a 16.6% equity interest on a post-closing basis). In addition, we will enter into a distribution agreement under which InsWeb will become the exclusive consumer insurance aggregator for our Quicken.com and QuickenInsurance Web sites and certain consumer desktop products. In exchange, we will share in associated revenues, which are subject to certain minimums over the 5-year term of the distribution agreement. The transactions are expected to close in the first calendar quarter of 2001, subject to various conditions, including regulatory clearances and customary closing conditions.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


CAUTIONS ABOUT FORWARD LOOKING STATEMENTS

Throughout this Form 10-Q, you will find "forward-looking" statements, or statements about events or circumstances that have not yet occurred. In some cases, you can identify these statements by forward-looking words such as "may," "might," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue," and other similar terms. These forward-looking statements may include, among other things, projections of our future financial performance, our anticipated growth and anticipated trends in our businesses. These statements are only predictions, based on our current expectations about future events. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements or that predictions or current expectations will be accurate. These forward-looking statements involve risks and uncertainties, and our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. The important factors that could cause our results to differ are discussed under "Risks That Could Affect Future Results," at the end of this Item 2. This Item 2 should also be read in conjunction with the Consolidated Financial Statements and related Notes in Part I, Item 1 of this Form 10-Q, and our fiscal 2000 Form 10-K.

OVERVIEW

Intuit's mission is to revolutionize how people manage their financial lives and small businesses manage their businesses. We strive to offer innovative products and services that drive fundamental changes in how individuals and small businesses manage their activities -- changes so profound that our customers can't imagine going back to the "old way" of doing things. We offer a variety of small business, tax preparation and personal finance software products and related products and services that enable people and small businesses to revolutionize how they manage their activities. Our products and services include Quicken(R), QuickBooks(R), Quicken TurboTax(R), ProSeries(R) and Lacerte(R) desktop software products, as well as an expanding array of Internet-based products and services, including QuickBooks Deluxe Payroll service, QuickBooks Internet Gateway services, our Site Builder website tool, Quicken TurboTax for the Web, Quicken.com(SM) and Quicken Loans (SM).

Our business is highly seasonal. Sales of tax products are heavily concentrated from November through March. Sales of consumer finance and small business products are typically strongest during the year-end holiday buying season and the beginning of the calendar year, and therefore our major product launches usually occur in the fall or early winter to take advantage of these customer buying patterns. These seasonal patterns mean that revenue is usually highest during the quarters ending January 31 and April 30. We experience lower revenues for the quarters ending July 31 and October 31, while our operating expenses to develop and manage products and services continue at relatively consistent levels during these periods. This can result in significant operating losses in the July 31 and October 31 quarters. Operating results can also fluctuate for other reasons, such as changes in product release dates, non-recurring events such as acquisitions, dispositions, gains and losses from marketable securities, and product price cuts in quarters that have relatively high fixed expenses. Acquisitions and dispositions in particular can have a significant impact on the comparability of both our quarterly and annual results, and acquisition-related expenses have had a negative impact on earnings.

While desktop software and related products and services provide most of our revenue, our Internet-based revenue is continuing to grow rapidly. For the three months ended October 31, 2000, Internet-based revenue increased approximately 42% compared to the prior year quarter and accounted for approximately 27% of total revenue in the current quarter, compared to approximately 20% in the prior year quarter. We use the term Internet-based revenue to include revenue from both Internet-enabled products and services as well as revenue generated by electronic ordering and/or delivery of traditional desktop software products and financial supplies. Since Internet-based revenues cut across all of our business divisions, we do not report results of our Internet-based revenues separately in our financial statements. Instead, each of our business divisions reports Internet-based revenues that are specific to its operations and are included in its results.

We believe our Internet-based businesses and our other emerging businesses provide an opportunity to increase revenue in fiscal 2001 and beyond. We have made significant progress in several of our Internet businesses over the past three years. During fiscal 2000, our web-based tax preparation and electronic filing services and the QuickBooks Internet Gateway were profitable. However, investors should be aware that some of our other emerging businesses are still in their initial stages and are not yet generating either profits or significant revenue. We also anticipate increased spending in an effort to capitalize on new business opportunities. During fiscal 2001 we expect to double our investments in our emerging businesses, which will contribute to increased research and development expenses as well as increased selling and marketing expenses. See "Risks That Could Affect Future Results."

RESULTS OF OPERATIONS

Set forth below are certain consolidated statements of operations data for the three months ended October 31, 1999 and 2000. Results for all periods include activity for Rock Financial Corporation and Title Source, Inc. (collectively, "Rock"), which were acquired in December 1999. As the acquisition of Rock was accounted for as a pooling of interests, all prior periods have been restated to reflect the combined results of Rock and Intuit. See Note 1 of the financial statements.

NET REVENUE                               3 Mos. Ended       %       3 Mos. Ended       %
                                            10/31/99      Revenue      10/31/00      Revenue      % Change
                                            --------      -------      --------      -------      ---------
(Dollars in millions; unaudited)
Small Business Division ..............       $ 80.1           45%       $ 93.7           50%           17 %
Tax ..................................         11.1            6%         12.4            7%           12 %
Consumer Finance .....................         68.1           39%         63.5           34%           (7)%
Global Business Division .............         17.6           10%         17.9            9%            2 %

    Total net revenue ................       $176.9          100%       $187.5          100%            6 %

The following revenue discussion is categorized by our business divisions, which is how we examine results internally. Our domestic supplies business is considered a part of our Small Business Division, while the international supplies business is considered part of our Global Business Division. The table above shows each business division's percentage of our net revenue for the three months ended October 31, 1999 and 2000. See Note 7 of the financial statements for additional information about our business segments.

Small Business Division.

Small Business Division revenue is derived primarily from QuickBooks desktop products, financial supplies, payroll services, the QuickBooks Support Network and QuickBooks Internet Gateway services.

Overall, revenue for the division was up 17% for the three months ended October 31, 2000 compared to the same period in the prior year. Payroll services experienced revenue growth of 49% in the three months ended October 31, 2000 compared to the same period a year ago. This was due to greater unit sales as well as higher average selling prices due to price increases for our online Deluxe Payroll Service. While we believe our payroll business, and the Deluxe Payroll Service in particular, will provide us with a significant opportunity to generate recurring revenue in the future, we face a number of challenges and risks, including operational issues in activating online payroll customers. See "Risks That Could Affect Future Results." The QuickBooks Internet Gateway, which was launched in January 2000, also contributed to the overall revenue growth for the Small Business Division for the first quarter of fiscal year 2001. We believe it will contribute to increasing revenue and profitability in fiscal 2001 and beyond, but the business remains subject to a number of risks and uncertainties, including customer and vendor participation and satisfaction levels. See "Risks That Could Affect Future Results." In addition, financial supplies experienced revenue growth of 9% for the three months ended October 31, 2000 compared to the same period in the prior year.

The increase in Small Business Division revenue was partially offset by the expected decline in QuickBooks revenue of 15% for the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000. The decline was primarily the result of lower unit sales compared to the prior year quarter, when we experienced exceptionally strong demand as customers purchased upgrades due to Year 2000 concerns.

On November 15, 2000 we entered into an agreement to acquire all of the outstanding common and Series A preferred stock of EmployeeMatters, Inc. EmployeeMatters, which is based in Stamford, Connecticut, provides human resource management, benefits and payroll services via the Internet. See Note 11 of the financial statements.

Tax Division.

Tax Division revenue is derived from Quicken TurboTax federal and state consumer desktop tax preparation products, ProSeries and Lacerte professional tax preparation products, electronic tax filing services and Quicken TurboTax for the Web online tax preparation services.

Due to the seasonal nature of our tax business, the first quarter typically generates only nominal revenue from tax products in comparison to the second and third quarters of the fiscal year. Overall, the Tax Division revenue for the three month period ended October 31, 2000 increased by 12% compared to the same period last year.

The development and launch of our consumer tax products for the 2000 tax year was completed on schedule, and products reached retail shelves in early December. However, there are still ongoing risks associated with our tax business, including intense competition that could result in lower average selling prices and/or a decline in our share of sales in the retail channel. While we have undertaken product development and marketing efforts intended to address competitive pressures, we will not be able to report revenues and operating results for the entire tax season until late in the fiscal year.

In connection with our web-based tax preparation electronic filing services, we also face the challenge of maintaining service levels during peak volume service times. Although service reliability and responsiveness were very good during fiscal 2000, we experienced brief interruptions in our electronic filing services during February and April 1999. The exact level of demand for Quicken TurboTax for the Web and electronic filing for the current tax year is very difficult to predict, and we could experience adverse financial and public relations consequences if these services are unavailable due to technical difficulties or other reasons.

Consumer Finance Division.

Consumer Finance Division revenue comes primarily from Quicken desktop products, Quicken Loans, advertising, sponsorship and placement fees, online transactions and QuickenInsurance.

Overall, Consumer Finance Division revenue was down 7% for the three months ended October 31, 2000, compared to the same quarter a year ago. Revenue for our Quicken product line experienced an expected decline of 11% for the three months ended October 31, 2000, compared to the prior year quarter. Our comparative results were negatively impacted by strong consumer demand during the three months ended October 31, 1999 as a result of aggressive retail promotions and a significant number of customers upgrading due to Year 2000 concerns. Our Quicken product line faces many challenges in the personal financial software category, including continued competition from Microsoft's Money product and other web-based personal finance tracking and management tools that are becoming increasingly available at no cost to consumers.

The Consumer Finance Division benefited from 7% revenue growth from our Quicken Loans mortgage business. Online mortgage revenue was up 53% over the prior year, which more than offset the revenue declines that resulted from discontinuing our loan referral business model and the closing and consolidation of 22 branch offices. The percentage of our mortgage revenue generated and processed online and/or through our call center increased from 37% for all of fiscal 2000 to 54% in the first quarter of fiscal 2001. While we expect the total mortgage business to continue to grow for the full fiscal year, we face continuing challenges in our mortgage business, including interest rate fluctuations. See "Risks That Could Affect Future Results."

On November 25, 2000, we entered into an Asset Purchase Agreement pursuant to which we have agreed to sell selected assets of our QuickenInsurance business to InsWeb Corp. in exchange for common stock of InsWeb (representing a 16.6% equity interest on a post-closing basis). In addition, we will enter into a distribution agreement under which InsWeb will become the exclusive consumer insurance aggregator for our Quicken.com and QuickenInsurance Web sites and certain consumer desktop products. See Note 11 of the financial statements.

Global Business Division.

Global Business Division revenues come primarily from Yayoi and QuickBooks small business products in Japan, QuickBooks, Quicken and QuickTax products in Canada, QuickBooks, Quicken and consumer tax products in Europe, and QuickBooks and Quicken products in Southeast Asia.

Overall, Global Business Division revenues increased 2% for the three month period ended October 31, 2000 compared to the same period last year. We experienced an increase in revenue from Canada, due primarily to higher QuickBooks sales. This was partially offset by a decline in revenue from Europe, due to our shift from direct participation in the market to a licensing arrangement. Revenue from Japan remained roughly flat for the quarter compared to the prior year quarter.

COST OF GOODS SOLD                        3 Mos. Ended     %      3 Mos. Ended      %
                                            10/31/99    Revenue     10/31/00     Revenue     % Change
                                            --------    -------     --------     -------     --------
(Dollars in millions; unaudited)
Product ..............................       $56.5          32%       $66.9          36%          18%
Amortization of purchased
software & other .....................         2.4           1%         3.0           2%          25%


    Total cost of goods sold .........       $58.9          33%       $69.9          37%          19%

There are two components of our cost of goods sold. The larger component is the direct cost of manufacturing and shipping products and offering services, which includes data center costs relating to delivering Internet-based products and services. The second component is the amortization of purchased software, which is the cost of depreciating products or services obtained through acquisitions over their useful lives.

Total cost of goods sold as a percentage of revenue increased to 37% for the three month period ended October 31, 2000, compared to 33% for the same period in the prior year. This increase is attributable to growth of our service businesses, such as payroll processing and QuickBooks Support Network, as they typically have higher cost of goods sold than our packaged software products. During the three months ended October 31, 2000 our payroll services experienced a significant increase in cost of goods sold, due to growth in our online payroll business. The increase from the first quarter of fiscal 2000 is also attributable to infrastructure investments relating to new and existing online businesses, as well as certain operating expenses of QuickenLoans being reclassified this year from selling and marketing expenses to cost of goods sold.

    OPERATING EXPENSES                               3 Mos. Ended       %        3 Mos. Ended       %
                                                        10/31/99     Revenue       10/31/00      Revenue      % Change
                                                     ------------    -------     ------------    -------      --------
(Dollars in millions; unaudited)
Customer service and technical support ...........       $ 34.3           19%       $ 32.4           17%           (6)%
Selling and marketing ............................         69.9           40%         61.1           33%          (13)%
Research and development .........................         41.7           24%         47.9           26%            15%
General and administrative .......................         21.5           12%         27.8           15%            29%
Charge for purchased research and development ....          1.3            1%           --           --            N/A
Other acquisition costs, including amortization
of goodwill and purchased intangibles ............         36.4           21%         38.5           21%             6%
Acquisition related deferred compensation ........          0.7           --           1.1            1%            57%
Reorganization costs .............................          3.5            2%           --           --            N/A

   Totals .......................................        $209.3          118%       $208.8          111%            --

Customer Service and Technical Support.

Customer service and technical support expenses were 17% of revenue for the three months ended October 31, 2000 compared to 19% for the same period of the prior year. This improvement reflects the continued efficiency in providing customer service and technical support less expensively through websites and other electronic means, and from the expansion of the QuickBooks Support Network and our other fee-for-support programs.

Selling and Marketing.

Selling and marketing expenses were 33% of revenue for the three months ended October 31, 2000 compared to 40% for the same period of the prior year. The decline in selling and marketing costs as a percentage of revenue for the three month period is partly attributable to a delay or reduction in customer acquisition programs (particularly for QuickenLoans and Deluxe Payroll), based on the customer demand generated by the strength of our brands. In addition, in the first quarter last year we incurred higher than normal selling and marketing expenses to notify customers of Year 2000 issues and solutions. Also contributing to the decline was a reclassification of certain QuickenLoans expenses from sales and marketing expenses to cost of goods sold in fiscal 2001. In addition, during the prior year quarter we experienced increased sales and marketing expenses as a result of aggressive marketing programs relating to the expansion of our Internet-based businesses and the extremely competitive consumer tax season.

Research and Development.

Research and development expenses were 26% of revenue for the three months ended October 31, 2000 compared to 24% of revenue for the same period of the prior year. This increase is primarily attributable to continued investments in the development of our emerging businesses, including QuickBooks Internet Gateway, Site Solutions, our online QuickBooks Deluxe Payroll Service and web-based bill presentment and payment. During the remainder of fiscal 2001, we expect to continue significant investments in research and development, particularly for our emerging businesses. If such expenses exceed our current expectations, they may have an adverse effect on operating results. See "Risks That Could Affect Future Results."


General and Administrative.

General and administrative expenses were 15% of revenue for the three months ended October 31, 2000 compared to 12% for the same period of the prior year. The increase as a percentage of revenue was primarily due to a $5 million increase in bad debt reserves to reflect the deteriorating financial condition of many Internet commerce companies with whom we do business. For our entire fiscal year 2001, we expect general and administrative expenses to remain roughly flat as a percentage of revenue compared to fiscal 2000.

Charge for Purchased Research and Development.

For the three months ended October 31, 1999, we recorded charges of $1.3 million for purchased research and development as a result of our Boston Light and Hutchison acquisitions. In connection with these acquisitions, and with the assistance of third party appraisers, we determined the value of in-process projects under development for which technological feasibility had not been established. The total value of these projects at the time of the acquisitions was determined to be approximately $1.3 million. The value of the projects was determined by estimating the costs to develop the in-process technology into commercially feasible products, estimating the net cash flows we believed would result from the products and discounting these net cash flows back to their present value. The products related to these charges were completed during fiscal 2000. We did not incur any charges for purchased research and development in the three months ended October 31, 2000.

Other Acquisition Costs.

Other acquisition costs include the amortization of goodwill and purchased intangible assets, as well as deferred compensation expenses arising from acquisitions. These costs increased to $42.7 million for the three months ended October 31, 2000 compared to $40.8 million for the same period of the prior year. The slight increase was primarily attributable to the amortization of intangibles associated with our acquisition of Venture Finance Software Corp. in August of 2000. See Note 4 of the financial statements. Amortization expense related to completed acquisitions will continue to have a negative impact on our operating results in future periods. Assuming we do not experience any impairment of value of the intangible assets that would require us to accelerate amortization, amortization will be approximately $178.7 million, $176.4 million, $152.3 million and $73.0 million for the years ending July 31, 2001 through 2004, respectively. If we complete additional acquisitions (including the pending acquisition of EmployeeMatters) or accelerate amortization in the future, there would be an incremental negative impact on operating results.

Reorganization Costs.

Reorganization costs reflect the costs associated with our Quicken Loans subsidiary (formerly Rock) closing numerous branch offices in Michigan in 1999, as it began to transition its mortgage business from a traditional branch-based business to an online and call center-based business. These costs totaled $3.5 million in the first quarter of fiscal 2000.

NON-OPERATING INCOME AND EXPENSES

Interest and Other Income and Expense, Net

For the three months ended October 31, 2000, interest and other income and expense, net, increased to $16.1 million compared to $8.5 million for the same period a year ago, reflecting increased cash and short-term investment balances due primarily to proceeds from recent sales of marketable securities.

Net Loss from Marketable Securities and other investments

For the three months ended October 31, 2000, we recorded losses from marketable securities and other investments, net of taxes, of $3.9 million, compared to losses of $17.3 million for the same period a year ago. We consider our shares of Excite@Home, VeriSign and 724 Solutions common stock as trading securities. See Note 1 of the financial statements. As a result, unrealized gains and losses due to market fluctuations in these securities are included in our net income. Recent volatility in the market has significantly reduced the value of our trading securities, and we expect this volatility to continue as long as we hold these securities. If the market value of these securities declines significantly in the future, it would have a negative impact on our earnings. Income Taxes

For the three months ended October 31, 2000, we recorded an income tax benefit of $30.9 million on a pretax loss of $78.9 million. This compares to an income tax benefit of $34.2 million on a pretax loss of $100.1 million for the same period of the prior year. At October 31, 2000, there was a valuation allowance of $11.4 million for tax assets of our global subsidiaries based on management's assessment that we may not receive the benefit of certain loss carryforwards.

Cumulative Effect of Change in Accounting For Derivatives, Net

For the quarter ended October 31, 2000, we recorded a cumulative gain of $14.3 million, net of taxes, as a result of a change in accounting principle that recognized the cumulative effect of the fair value of our S1 options as of August 1, 2000. See Note 1 of the financial statements. Subsequent fluctuations in the fair value of these options will also be included in our net income or net loss.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2000, our unrestricted cash and cash equivalents totaled $278.7 million, a $138.2 million decrease from July 31, 2000.

We used $15.2 million in cash for our operations during the three months ended October 31, 2000. The primary components of cash used by operations were a net loss of $33.8 million, an adjustment for a cumulative accounting gain of $23.9 million and a significant reduction in our income tax payables of $60.3 million. These were offset by adjustments made for non-cash expenses such as acquisition charges of $43.1 million, depreciation charges of $14.6 million and a $32.0 million tax benefit from the exercise of employee stock options. We also experienced an increase in deferred revenue of $13.6 million as a result of an increasing number of Internet-related agreements under which we receive payments from third parties prior to the time that we can recognize them as revenue.

Investing activities used $154.6 million in cash for the three months ended October 31, 2000. The primary use of cash for investing was the purchase of Venture Finance Software Corp. ("VFSC") for $118 million. We also purchased $42.4 million of net short-term investments, which was partially offset by proceeds of $24.1 million from the sale of our marketable securities. As a result of our continued investment in information systems and infrastructure for our Internet-based businesses, we purchased property and equipment of $29.4 million during the quarter.

Financing activities provided $31.5 million for the three months ended October 31, 2000, primarily attributable to proceeds from the exercise of employee stock options.

We currently hold investments in a number of publicly traded companies (see Note 1 of the financial statements). The volatility of the stock market and the potential risk of fluctuating stock prices may have an impact on the proceeds from future sales of these securities and therefore on our future liquidity. Due to our reporting of the Excite@Home, VeriSign and 724 Solutions shares as trading securities, future fluctuations in the carrying values of these stocks will impact our results. If future declines in our other marketable securities are deemed to be permanent, they will also impact our results. Investors should note that many high technology companies, including Excite@Home, VeriSign and 724 Solutions, have recently experienced significant declines in their stock prices.

In connection with our acquisition of CRI, we are required to pay three annual installments of $25 million, the first of which was paid in May 2000. In the normal course of business, we enter into leases for new or expanded facilities in both domestic and global locations. We also evaluate, on an ongoing basis, the merits of acquiring technology or businesses, or establishing strategic relationships with and investing in other companies. Accordingly, it is possible that we may decide to use cash and cash equivalents to fund such activities in the future.

We believe that our cash, cash equivalents and short-term investments will be sufficient to meet anticipated seasonal working capital and capital expenditure requirements for at least the next twelve months.

RISKS THAT COULD AFFECT FUTURE RESULTS

The factors discussed below are cautionary statements that identify important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements in this Form 10-Q. Our fiscal 2000 Form 10-K contains additional details about these risks, as well as other risks that could affect future results.


If we do not continue to successfully refine and update the business models for our Internet--based products and services and other emerging business, and operationally support these businesses, the businesses will not achieve sustainable financial viability or broad customer acceptance. Our business models for our Internet-based businesses and other emerging businesses have more complex and varied revenue streams than our traditional desktop software businesses. For these businesses to become and remain economically viable, we must continually refine their revenue models to reflect evolving economic circumstances. These businesses also depend on a different operational infrastructure than our desktop software businesses, and we must continually develop, expand and modify internal systems and procedures to support these businesses. In particular, our web-based tax preparation and electronic filing services must continue to effectively handle extremely heavy customer demand during the peak tax season. If we are unable to meet customer expectations in a cost-effective manner, it could result in lost customers, negative publicity, and increased operating costs, which could have a significant negative impact on the financial and market success of these businesses.

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

We face risks relating to customer privacy and security and increasing regulation, which could hinder the growth of our businesses -- particularly our Internet-based businesses. Despite our efforts to address customer concerns about privacy and security, these issues still pose a significant risk, and we have experienced lawsuits and negative publicity relating to privacy issues. For example, during fiscal 2000, there have been articles criticizing our privacy practices as they relate to the connectivity of our desktop software to our web sites. We have faced lawsuits and negative press alleging that we improperly shared information about customers with third party "ad servers" for our web sites. A major breach of customer privacy or security by Intuit, or even by another company, could have serious consequences for our businesses -- particularly our Internet businesses including reduced customer interest and/or additional regulation by federal or state agencies. In addition, mandatory privacy and security standards and protocols are still being developed by government agencies, and we may incur significant expenses to comply with any requirements that are ultimately adopted. For example, under the Gramm Leach Bliley Act recently adopted by the federal government, by July 1, 2001 Intuit will be required to provide written notice of its privacy practices to all customers. We must give customers an opportunity to state their preferences regarding Intuit's use of their non-public personal information, and we must honor those preferences. If Internet use does not grow as a result of privacy or security concerns, increasing regulation or for other reasons, the growth of our Internet-based businesses would be hindered.

If we cannot fully and successfully implement our announced QuickBooks Internet Gateway Services in a timely fashion, we may be unable to sustain these services as a successful business. Development of some of the announced QuickBooks Internet Gateway services has not yet been completed. Intuit and the third--party service providers of these services could face technological difficulties, financial difficulties and other problems that could delay or prevent implementation of the QuickBooks Internet Gateway Services, which in turn could delay or prevent us from recognizing contractually committed revenues to the extent that recognition of such revenue depends on implementation with the customer.

If our recently introduced QuickBooks Internet Gateway services do not achieve and maintain acceptance by customers and the third-party vendors who provide these services, they will not generate long-term revenue growth or profitability. We must meet customer and vendor expectations in delivering our QuickBooks Internet Gateway services. If we do not meet these expectations, we may not be able to maintain the third party vendor relationships that are necessary to allow us to provide services desired by customers. If we experience significant failures in meeting expectations and maintaining important relationships, our ability to expand our QuickBooks Internet Gateway services will be jeopardized. Intuit is refining its approach to selecting and working with QuickBooks Gateway vendors, and we are in the process of ending relationships with between three to five of our alliance companies where the business results are not meeting our expectations or theirs. To retain other relationships, we may be required to adapt them in ways that are less attractive to us, financially or otherwise. In addition, QuickBooks Internet Gateway Services are currently available only to customers using QuickBooks 2000 or the newly announced QuickBooks 2001. Customer upgrade rates to QuickBooks 2000 were lower than historical upgrade levels, which impacted the growth of the potential customer base for these services.

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

Our mortgage business is subject to interest rate fluctuations and operational risks that could result in further revenue declines. Increases in mortgage rates and other interest rates have adversely affected our mortgage business, contributing to a significant revenue decline from fiscal 1999 to fiscal 2000. If mortgage interest rates continue to rise, this may continue to impact the volume of closed loans and applications -- particularly our most interest-rate sensitive products such as conventional loans and refinancing loans. FHA loans and home purchase mortgages tend to be less mortgage-rate sensitive. Fluctuations in non-mortgage interest rates also create risks with respect to the loans on our balance sheet and impact our cost of funds to provide loans. In addition, our ability to successfully streamline the online application, approval, and closing process will have a significant impact on our ability to attract customers to our mortgage service, and on our ability to continue increasing the percentage of our mortgage revenue generated through the online channel compared to branch offices. We must also maintain relationships with certain banks and other third parties who we will rely on to provide access to capital, and later, service the loans. If we are unable to do so, it could have a negative impact on our mortgage business and on Intuit's financial results.

The closing of our pending transactions with EmployeeMatters and InsWeb are subject to various conditions, including customary regulatory and other approvals.

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

MARKETABLE SECURITIES

We also carried significant balances in marketable equity securities as of October 31, 2000. These securities are subject to considerable market risk due to their volatility. Fluctuations in the carrying value of our shares of Excite@Home, VeriSign and 724 Solutions will have an immediate impact on our earnings because we report these shares as trading securities. See Note 1 of the financial statement notes for more information regarding risks related to our investments in marketable securities and the impact of our trading securities on our reported net income.

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

The following table shows the maturity of our mortgage loans and home equity lines of credit:

PRINCIPAL AMOUNTS BY EXPECTED MATURITY:
(in thousands, except interest rates; unaudited)

                                                   EXPECTED MATURITY DATE (1)
                                                    PERIOD ENDING OCTOBER 31,                                            FAIR VALUE
                                        ----------------------------------------------------                             OCTOBER 31,
                                           2001          2002           2003         2004         2005        TOTAL         2000
                                        ----------    ----------     ----------   ----------   ----------   ----------   ----------
ASSETS:
Mortgage Loans ..................       $   67,269            --             --           --           --   $   67,269   $   69,199
       Average Interest Rate ....            10.36%                                                              10.36%

LIABILITIES:
Lines of Credit .................       $    3,137            --             --           --           --   $    3,137   $    3,200
       Average Interest Rate ....             7.80%                                                               7.80%

(1) In the ordinary course of our mortgage business, expected maturity is based on the assumption that loans will be re-sold in the indicated period.

Based on the carrying values of our mortgage loans and lines of credit that we held at October 31, 2000, we do not believe that short-term changes in interest rates will have a material effect on the interest income we earn on loans held for sale in the secondary market, interest expense on our lines of credit or the value of mortgage loans. See Notes 1 and 5 of the financial statement notes for more information regarding risks related to our mortgage loans and lines of credit.

IMPACT OF FOREIGN CURRENCY RATE CHANGES

While the Japanese yen strengthened during fiscal 2000, the currencies of our other subsidiaries remained essentially stable. Because we translate foreign currencies into U.S dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our global subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. For the quarter ended October 31, 2000, there was an immaterial currency exchange impact from our intercompany transactions. Currency exchange risk is also minimized since foreign debt is due almost exclusively in local foreign currencies. As of October 31, 2000, we did not engage in foreign currency hedging activities.


PART II
ITEM 1
LEGAL PROCEEDINGS


On March 3, 2000 a class action lawsuit, Bruce v. Intuit Inc., was filed in the United States District Court, Central District of California, Eastern Division. Two virtually identical lawsuits were later filed: Rubin v. Intuit Inc., was filed on March 8, 2000 in the United States District Court, Southern District of New York and Newby v. Intuit Inc. was filed on April 27, 2000, in the United States District Court, Central District of California, Eastern Division. The Bruce and Newby lawsuits were consolidated into one lawsuit, In re Intuit Privacy Litigation, filed on July 28, 2000 in the United States District Court of California, Eastern Division. A similar lawsuit, Almanza v. Intuit Inc. was filed on March 22, 2000 in the Superior Court of State of California, San Bernadino County, Rancho Cucamonga Division. The Almanza complaint was amended on October 26, 2000. These purported class actions allege violations of various federal and California statutes and common law claims for invasion of privacy based upon the alleged intentional disclosure to third parties of personal and private customer information entered at Intuit's Quicken.com website. The complaints seek injunctive relief, orders to disgorge profits related to the alleged acts, and statutory and other damages. Intuit believes these lawsuits are without merit and intends to defend the litigation vigorously.

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

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


At Intuit's Annual Meeting of Stockholders on December 8, 2000, our stockholders voted on the following proposals:

1.      Proposal to elect directors:

                                 For             Withheld
                             -----------       -----------
Stephen M. Bennett           189,361,684         3,485,812
Christopher W. Brody         189,298,874         3,547,822
William V. Campbell          189,362,661         3,684,835
Scott D. Cook                189,368,897         3,485,799
L. John Doerr                189,359,812         3,486,884
Donna L. Dubinsky            189,361,722         3,484,974
Michael R. Hallman           189,360,910         3,485,786
William H. Harris, Jr        189,327,037         3,519,659

2. Proposal to amend Intuit's 1993 Equity Incentive Plan to increase the number of shares of common stock available for issuance thereunder by 9,700,000 shares:

For                          110,611,523
Against                       81,869,148
Abstain                          366,083
Unvoted                              202

3. Proposal to amend Intuit's 1996 Employee Stock Purchase Plan to increase the number of shares of common stock available for issuance thereunder by 400,000 shares and to change the duration of the offering periods under the plan:

For                          189,728,568
Against                        2,745,732
Abstain                          372,395
Unvoted                                1

4. Proposal to amend Intuit's 1996 Directors Stock Option Plan to increase the number of shares of common stock available for issuance thereunder by 125,000 shares:

For                          130,330,243
Against                       62,886,434
Abstain                          430,018
Unvoted                                1

5. Proposal to ratify the selection of Ernst & Young LLP as Intuit's independent auditors for fiscal 2001:

For                          192,461,612
Against                          139,554
Abstain                          245,529
Unvoted                                1

ITEM 5
OTHER MATTERS


CHANGES IN EXECUTIVE OFFICERS

As of December 13, 2000, Intuit's executive officers were as follows:

NAME                            AGE     POSITION
----                            ---     --------
Stephen M. Bennett               46     President, Chief Executive Officer and Director
William V. Campbell              60     Chairman of the Board of Directors
Scott D. Cook                    48     Chairman of the Executive Committee of the Board of Directors
Alan A. Gleicher                 48     Senior Vice President, Global Business Division
Richard William Ihrie            51     Senior Vice President, Technology
David A. Kinser                  49     Senior Vice President, Service Delivery and Operations
Greg J. Santora                  49     Senior Vice President, Finance and Corporate Services; Chief Financial Officer
Raymond G. Stern                 39     Senior Vice President, Corporate Strategy and Marketing
Larry J. Wolfe                   49     Senior Vice President, Tax Division
Dennis Adsit                     42     Vice President, Process Excellence
Sonita Ahmed                     44     Vice President, Finance & Corporate Controller
Thomas A. Allanson               42     Vice President, Tax Strategy
Caroline F. Donahue              40     Vice President, Sales
Linda Fellows                    52     Vice President, Investor Relations and Treasurer
Daniel B. Gilbert                38     Vice President, Quicken Loans
Larry King, Jr.                  39     Vice President, Payroll Services Group
Elisabeth M. Lang                43     Vice President, Corporate Public Relations & Marketing Communication
Carol Novello                    36     Vice President, Financial Supplies Group
Daniel T. Nye                    34     Vice President, Small Business Division
Enrico Roderick                  41     Vice President, Personal Finance Group
Catherine L. Valentine           48     Vice President, General Counsel and Corporate Secretary
Sherry Whiteley                  41     Vice President, Human Resources

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K


(a)     THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS REPORT.

10.01(1) Intuit Inc. 1993 Equity Incentive Plan and related documents, as amended through December 8, 2000

10.02(2) Intuit Inc. 1996 Employee Stock Purchase Plan, as amended through December 8, 2000

10.03(3) Intuit Inc. 1996 Directors Stock Option Plan, and related documents, as amended through December 8, 2000

10.04* Secured Balloon Payment Note Agreement between Intuit Inc. and Stephen M. Bennett dated February 17, 2000

10.05* Secured Balloon Payment Promissory Note Agreement between Intuit Inc. and Dennis Adsit dated September 27, 2000

10.06* Secured Balloon Payment Promissory Note Agreement between Intuit Inc. and Thomas Allanson dated October 16, 2000

10.07* Secured Bridge Loan Promissory Note between Intuit Inc. and Richard William Ihrie dated November 28, 2000

10.08* Secured Balloon Payment Promissory Note between Intuit Inc. and Richard William Ihrie dated November 28, 2000

27.01*      Financial Data Schedule (filed only in electronic format)

----------------

 *      Filed with this Form 10-Q

(1) Filed as an exhibit to Intuit's Form S-8 registration statement (file no. 333-51694), filed with the Commission on December 12, 2000 and incorporated by reference

(2) Filed as an exhibit to Intuit's Form S-8 registration statement (file no. 333-51692), filed with the Commission on December 12, 2000 and incorporated by reference

(3) Filed as an exhibit to Intuit's Form S-8 registration statement (file no. 333-51698), filed with the Commission on December 12, 2000 and incorporated by reference

----------------


(b)     REPORTS ON FORM 8-K:


(1)     On September 13, 2000, Intuit filed a report on Form 8-K to report under
        Item 5 that it had entered into a Stock Sale and Purchase Agreement under which it purchased all of the outstanding securities of Venture Finance Software Corp. that were not already held by Intuit.

(2)     On November 21, 2000, Intuit filed a report on Form 8-K to report under
        Item 5 that on November 16, 2000, it entered into a definitive agreement to acquire EmployeeMatters, Inc.

(3)     On November 22, 2000, Intuit filed a report on Form 8-K to report under
        Item 5 its financial results for the quarter ended October 31, 2000. Intuit's balance sheet and statement of operations as of and for the three months ended October 31, 1999 and 2000 were included in the Form 8-K.

(4)     On November 27, 2000, Intuit filed a report on Form 8-K to report under
        Item 5 that on November 27, 2000, it entered into a definitive agreement with Isotope to sell certain assets of its QuickenInsurance business.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      INTUIT INC.
                                      (REGISTRANT)


Date:  December 13, 2000              By: /s/ Greg J. Santora
                                         -----------------------------------

                                          Greg J. Santora
                                             Senior Vice President and Chief
                                             Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)

                                  EXHIBIT INDEX

 Exhibit
  Number       Description
  ------       -----------
   10.04       Secured Balloon Payment Note Agreement between Intuit Inc. and
               Stephen M. Bennett dated February 17, 2000

   10.05       Secured Balloon Payment Promissory Note Agreement between Intuit
               Inc. and Dennis Adsit dated September 27, 2000

   10.06       Secured Balloon Payment Promissory Note between Intuit Inc. and
               Thomas Allanson dated October 16, 2000

   10.07       Secured Bridge Loan Promissory Note between Intuit Inc. and
               Richard William Ihrie dated November 28, 2000

   10.08       Secured Balloon Payment Promissory Note between Intuit Inc. and
               Richard William Ihrie dated November 28, 2000

   27.01 Financial Data Schedule (filed only in electronic format) period ended October 31, 2000