Form 10-Q
period 2001-01-31
INTUIT INC
filed 2001-03-14
CIK 896878

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       ----------------------------------


                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended January 31, 2001 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to
     ____________.

                         COMMISSION FILE NUMBER 0-21180

                                   INTUIT INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

       DELAWARE                                           77-0034661
------------------------                       ---------------------------------
(State of incorporation)                       (IRS employer identification no.)

                   2535 GARCIA AVENUE, MOUNTAIN VIEW, CA 94043
                    -----------------------------------------
                    (Address of principal executive offices)

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

     Approximately 208,633,563 shares of Common Stock, $0.01 par value, as of February 28, 2001

--------------------------------------------------------------------------------
FORM 10-Q
INTUIT INC.
INDEX
--------------------------------------------------------------------------------

PART I                     FINANCIAL INFORMATION                           PAGE
                                                                          NUMBER

ITEM 1: Financial Statements

        Condensed Consolidated Balance Sheets as of
           July 31, 2000 and January 31, 2001...............................  3

        Condensed Consolidated Statements of Operations for
           the three and six months ended January 31, 2000 and 2001.........  4

        Condensed Consolidated Statements of Cash Flows for
           the six months ended January 31, 2000 and 2001...................  5

        Notes to Condensed Consolidated Financial Statements ...............  6

ITEM 2: Management's Discussion and Analysis of Financial

        Condition and Results of Operations................................. 17

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk.......... 28

PART II OTHER INFORMATION

ITEM 1: Legal Proceedings................................................... 30

ITEM 5: Other Matters....................................................... 30

ITEM 6: Exhibits and Reports on Form 8-K.................................... 31

        Signatures.......................................................... 31

                                   INTUIT INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         JULY 31,     JANUARY 31,
(In thousands; Unaudited)                                  2000           2001
                                                       -----------    -----------
                               ASSETS

Current assets:
 Cash and cash equivalents .........................   $   416,953    $   377,407
 Short-term investments ............................     1,050,220      1,099,792
 Marketable securities .............................       225,878        168,871
 Accounts receivable, net ..........................        67,420        253,659
 Prepaid expenses and other current assets (1) .....       368,323        414,783
                                                       -----------    -----------
     Total current assets ..........................     2,128,794      2,314,512
Property and equipment, net ........................       167,707        184,461
Goodwill and intangibles, net ......................       438,878        542,744
Investments ........................................        31,160         24,798
Other assets (2) ...................................       112,363        112,614
                                                       -----------    -----------
Total assets .......................................   $ 2,878,902    $ 3,179,129
                                                       ===========    ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable ..................................   $    79,145    $   118,234
 Escrow liabilities ................................        32,077         66,732
 Deferred revenue ..................................       107,578        143,215
 Income tax payable ................................       110,743         52,881
 Deferred income taxes .............................        53,934         54,403
 Other current liabilities .........................       423,360        509,644
                                                       -----------    -----------
     Total current liabilities .....................       806,837        945,109
Long-term obligations ..............................           538         18,786
Minority interest ..................................           238            385
Commitments and contingencies
Stockholders' equity:
 Preferred stock ...................................          --             --
 Common stock and additional paid in capital .......     1,521,559      1,669,583
 Deferred compensation .............................       (26,522)       (25,593)
 Accumulated other comprehensive income, net .......        55,586         57,396
 Retained earnings .................................       520,666        513,463
                                                       -----------    -----------
     Total stockholders' equity ....................     2,071,289      2,214,849
                                                       -----------    -----------
Total liabilities and stockholders' equity .........   $ 2,878,902    $ 3,179,129
                                                       ===========    ===========

------------------------

(1) Includes $7.2 million notes receivable from Venture Finance Software Corp. as of July 31, 2000.
(2) Includes $6.5 million and $10.7 million loans due from affiliates as of July 31, 2000 and January 31, 2001, respectively.

                             See accompanying notes.

                                   INTUIT INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                               JANUARY 31,               JANUARY 31,
                                                           2000          2001         2000        2001
                                                         ---------    ---------    ---------    ---------
(In thousands, except per share data; Unaudited)
Net revenue ..........................................   $ 425,499    $ 457,560    $ 602,427    $ 645,082
Costs and expenses:
 Cost of revenue .....................................      95,555      107,677      154,427      177,558
 Customer service and technical support ..............      47,657       46,134       81,958       78,530
 Selling and marketing ...............................      86,110       85,567      156,015      146,667
 Research and development ............................      44,038       54,599       85,750      102,477
 General and administrative ..........................      23,327       25,914       44,819       53,697
 Charge for purchased research and development .......        --           --          1,312         --
 Amortization of acquisition costs ...................      46,216       43,074       83,306       82,753
 Reorganization costs ................................        --           --          3,500         --
                                                         ---------    ---------    ---------    ---------
 Total costs & expenses ..............................     342,903      362,965      611,087      641,682
                                                         ---------    ---------    ---------    ---------
Income (loss) from operations ........................      82,596        94,595      (8,660)       3,400
Interest and other income and expense, net ...........       6,988        16,548      15,465       32,666
Losses on marketable securities and other
 investments, net ....................................      (2,800)     (71,935)     (20,110)     (75,803)
Gain on divestiture ..................................        --          1,639         --          1,639
                                                         ---------    ---------    ---------    ---------
Income (loss) before income tax, minority interest and
  cumulative effect of accounting change .............      86,784       40,847      (13,305)     (38,098)
Income tax provision (benefit) .......................      29,582       14,188       (4,587)     (16,728)
Minority interest ....................................         (90)          97         (149)         147
                                                         ---------    ---------    ---------    ---------
Income (loss) before cumulative effect of accounting
  change .............................................      57,292       26,562       (8,569)     (21,517)
Cumulative effect of accounting change, net of taxes .        --           --           --         14,314
                                                         ---------    ---------    ---------    ---------
Net income (loss) ....................................   $  57,292    $  26,562    $  (8,569)   $  (7,203)
                                                         =========    =========    =========    =========
Basic net income (loss) per share before
  cumulative effect of accounting change .............   $    0.29    $    0.13    $   (0.04)   $   (0.10)

Cumulative effect of accounting change ...............        --           --           --           0.07

Basic net income (loss) per share ....................   $    0.29    $    0.13    $   (0.04)   $   (0.03)
                                                         =========    =========    =========    =========
Shares used in per share amounts .....................     195,935      207,594      192,285      206,661
                                                         =========    =========    =========    =========
Diluted net income (loss) per share before
  cumulative effect of accounting change .............   $    0.27    $    0.12    $   (0.04)   $   (0.10)

Cumulative effect of accounting change ...............        --           --           --           0.07
                                                         =========    =========    =========    =========
Diluted net income (loss) per share ..................   $    0.27    $    0.12    $   (0.04)   $   (0.03)
                                                         =========    =========    =========    =========
Shares used in per share amounts .....................     209,566      215,927      192,285      206,661
                                                         =========    =========    =========    =========


                             See accompanying notes.

                                   INTUIT INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         SIX MONTHS ENDED
                                                                                            JANUARY 31,
(In thousands; Unaudited)                                                               2000           2001
                                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss ......................................................................   $    (8,569)   $    (7,203)
  Adjustments to reconcile net loss to net cash provided by operating activities:
     Amortization of acquisition costs ..........................................        89,539         79,440
     Depreciation ...............................................................        21,798         29,607
     Net loss from marketable securities ........................................        20,110         75,803
     Cumulative effect of accounting change .....................................          --          (23,857)
     Deferred income tax benefit (provision) ....................................        (3,805)        45,463
     Gain on divestiture ........................................................          --           (1,639)

  Changes in operating assets and liabilities:
     Accounts receivable ........................................................      (185,369)      (185,794)
     Prepaid expenses and other current assets ..................................        80,905        (43,544)
     Accounts payable ...........................................................        54,620         28,814
     Escrow liabilities .........................................................       (38,861)        34,809
     Deferred revenue ...........................................................        40,401         35,637
     Income taxes payable .......................................................       (94,561)       (57,862)
     Other current liabilities ..................................................        68,119         58,858
     Minority interest ..........................................................             9            147
                                                                                    -----------    -----------
       Net cash provided by operating activities ................................        44,336         68,679
                                                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES

  Other assets ..................................................................       (14,851)        (1,254)
  Purchase of property and equipment ............................................       (51,901)       (45,964)
  Proceeds from the sale of marketable securities ...............................          --           24,855
  Purchase of short-term investments ............................................      (301,277)    (1,878,887)
  Liquidation and maturity of short-term investments ............................       191,096      1,829,315
  Acquisitions, net of cash acquired ............................................       (54,584)       (94,130)
  Purchase of long-term investments .............................................       (11,115)        (1,457)
                                                                                    -----------    -----------
       Net cash used by investing activities ....................................      (242,632)      (167,522)
                                                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Principal proceeds on long-term debt ..........................................          --            2,446
  Net payments under warehouse line of credit ...................................       (26,613)          (199)
  Net proceeds from issuance of common stock ....................................        48,364         57,050
                                                                                    -----------    -----------
       Net cash provided by financing activities ................................        21,751         59,297
                                                                                    -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS .......................................      (176,545)       (39,546)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ................................       554,230        416,953
                                                                                    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................................   $   377,685    $   377,407
                                                                                    ===========    ===========

                             See accompanying notes.

                                   INTUIT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

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

Basis of Presentation

Intuit has prepared the accompanying unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles for interim financial statements. All intercompany balances and transactions have been eliminated in consolidation. Certain other previously reported amounts have been reclassified to conform to the current presentation format. We have included all normal recurring adjustments considered necessary to give a fair presentation of our operating results for the periods shown. Results for the three and six months ended January 31, 2001 do not necessarily indicate the results to be expected for the fiscal year ending July 31, 2001 or any other future period. All financial statements presented are restated to reflect the combined results of Intuit and our Rock Financial Corporation ("Rock") and Title Source, Inc. ("Title Source") subsidiaries that were acquired on December 8, 1999 in a transaction that was accounted for as a pooling of interests. These statements and accompanying notes should be read together with the audited consolidated financial statements for the fiscal year ended July 31, 2000 included in Intuit's Form 10-K, filed with the Securities and Exchange Commission.

Use of Estimates

To comply with generally accepted accounting principles, we make estimates and assumptions that affect the amounts reported in the financial statements and the disclosures made in the accompanying notes. Our most significant estimates are related to reserves for product returns and exchanges, reserves for rebates and the collectability of accounts receivable. We also use estimates to determine the remaining economic lives and carrying value of goodwill, purchased intangibles, fixed assets and deferred tax assets. Despite our intention to establish accurate estimates and assumptions, actual results may differ from our estimates.

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

We recognize revenue from Internet products and services when that revenue is "earned" based on the nature of the particular product or service. For Internet products and services that are provided over a period of time, revenue is recognized pro rata based on the passage of the contractual time period during which the product or service is to be provided or in accordance with agreed upon performance criteria. However, where the Internet product or service is to be provided or delivered at one point in time, revenue is recognized once upon delivery of the product or completion of the service, rather than ratably over time. For example, we earn advertising revenues from third parties that advertise on certain of our websites and contract to run such advertisements for a particular period of time. In this case, the associated advertising revenue is recognized ratably over the contractual time period during which the advertising is placed. By contrast, for on-line transactions for which we receive a payment (such as electronic tax filing), revenue is recognized upon completion of the transaction, assuming we have no remaining obligations.

Intuit also offers several plans under which customers are charged for technical support assistance. Fees charged for these plans are collected in advance and are recognized as revenue over a period of time (generally one year). Costs incurred for fee for support plans are included in cost of goods sold.

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

Customer Service and Technical Support

Customer service and technical support costs include the costs associated with performing order processing, answering customer inquiries through websites and other electronic means and providing telephone assistance. In connection with the sale of certain products, Intuit provides a limited amount of free technical support to customers. This free service, also referred to as post-contract customer support, is included in this expense category. We do not defer the recognition of any revenue associated with sales of these products, since the cost of providing this free support is insignificant. The support is provided within one year after the associated revenue is recognized and enhancements are minimal and infrequent. The estimated cost of providing this free support is accrued upon product shipment.

Cash, Cash Equivalents and Short-Term Investments

Intuit considers highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Short-term investments are considered available-for-sale debt securities and are carried at amortized cost, which approximates fair value. Available-for-sale debt securities are classified as current assets based upon our intent and ability to use any and all of these securities as necessary to satisfy the significant short-term liquidity requirements that may arise from the highly seasonal and cyclical nature of our business. Based on our significant business seasonality, cash flow requirements within quarters may fluctuate dramatically and require us to use a significant amount of the short-term investments held as available-for-sale securities.

The following schedule summarizes the estimated fair value of our cash, cash equivalents, and short-term investments:

                                            JULY 31,    JANUARY 31,
                                              2000         2001
                                           ----------   ----------
(In thousands)
Cash and cash equivalents:
 Cash ..................................   $    4,298   $   28,886
 Certificate of deposits ...............         --          6,700
 Money market funds ....................      338,462      307,891
 Commercial paper & corporate notes ....       29,543       33,930
 Municipal bonds .......................       44,650         --
                                           ----------   ----------
                                           $  416,953   $  377,407
                                           ==========   ==========
Short-term investments:
  Certificates of deposit ..............   $    5,053   $     --
  Corporate notes ......................       75,640       72,604
  Municipal bonds ......................      920,360      962,863
  U.S. Government securities ...........       49,167       64,325
                                           ----------   ----------
                                           $1,050,220   $1,099,792
                                           ==========   ==========

The following table outlines the estimated fair value of Intuit's available-for-sale debt securities held in short-term investments classified by the maturity date listed on the security.

                                            JULY 31,    JANUARY 31,
                                              2000         2001
                                           ----------   ----------
(In thousands)
Due within one year ...................   $  235,998   $  252,692
Due within two years ..................      157,309      177,002
Due within three years .................      13,039        1,793
Due after three years .................      638,821      668,305
                                          ----------   ----------
                                          $1,045,167   $1,099,792
                                          ==========   ==========

Marketable Securities

As explained in greater detail below, we currently hold several marketable securities, most of which we acquired in connection with strategic business transactions and relationships. Our available-for-sale equity securities are carried at fair value and we include unrealized gains and losses, net of tax, in stockholders' equity. We have designated our investments in At Home Corporation (which does business as Excite@ Home), VeriSign and 724 Solutions as trading securities and fluctuations in the market value of these shares are reported in net income. We held the following marketable securities at July 31, 2000 and January 31, 2001:

AVAILABLE-FOR-SALE EQUITY                                             GROSS UNREALIZED
SECURITIES                                          COST         -------------------------      ESTIMATED
                                                    BASIS          GAINS          LOSSES        FAIR VALUE
                                                   --------      ---------       ---------      ----------
JULY 31, 2000                                                (In thousands)
Checkfree Corporation common stock ..........      $ 36,875      $ 115,000       $    --         $151,875
Homestore.com, Inc. common stock ............         1,689         10,626            --           12,315
Quotesmith.com, Inc. common stock ...........         5,645           --            (2,721)         2,924
S1 Corporation common stock .................        49,997           --           (25,302)        24,695
                                                   --------      ---------       ---------       --------
                                                   $ 94,206      $ 125,626       $ (28,023)      $191,809
                                                   ========      =========       =========       ========

JANUARY 31, 2001
Checkfree Corporation common stock ..........      $ 35,621      $  97,958       $    --         $133,579
InsWeb Corporation common stock .............        10,810            815            --           11,625
S1 Corporation common stock .................         9,769           --              --            9,769
                                                   --------      ---------       ---------       --------
                                                   $ 56,200      $  98,773       $    --         $154,973
                                                   ========      =========       =========       ========


TRADING SECURITIES                                              CUMULATIVE NET
                                                     COST         RECOGNIZED       ESTIMATED
                                                     BASIS          LOSSES         FAIR VALUE
                                                   ---------       ---------       ----------
JULY 31, 2000
Excite@Home common stock ....................      $ 119,366       $ (92,997)      $26,369
VeriSign, Inc. common stock .................          4,916          (1,833)        3,083
724 Solutions, Inc. common stock ............          7,700          (3,083)        4,617
                                                   ---------       ---------       -------
                                                   $ 131,982       $ (97,913)      $34,069
                                                   =========       =========       =======

JANUARY 31, 2001
Excite@Home common stock ....................      $ 119,366       $(107,124)      $12,242
VeriSign, Inc. common stock .................          2,458          (1,744)          714
724 Solutions, Inc. common stock ............          2,118          (1,177)          941
                                                   ---------       ---------       -------
                                                   $ 123,942       $(110,045)      $13,897
                                                   =========       =========       =======

In January 1997, we obtained marketable securities in Checkfree as a result of selling our online banking and bill payment transaction processing business to Checkfree Corporation. We account for the investment in Checkfree as an available-for-sale equity security, which accordingly is carried at market value. Checkfree common stock is quoted on the Nasdaq National Market under the symbol CKFR. The closing price of Checkfree common stock at January 31, 2001 was $55.31 per share. At January 31, 2001, we held approximately 2.4 million shares, or approximately 2.8%, of Checkfree's outstanding common stock.

In connection with the sale of selected assets of our Quicken Insurance business to InsWeb Corp on January 24, 2001, we received approximately 7.0 million shares of InsWeb's common stock. We account for the investment in InsWeb as an available-for-sale equity security, which accordingly is carried at market value. InsWeb common stock is quoted on the Nasdaq National Market under the symbol INSW. The closing price of InsWeb common stock at January 31, 2001 was $1.66 per share. At January 31, 2001, we held approximately 7.0 million shares, or approximately 16.6%, of InsWeb's outstanding common stock.

In May 1999, we purchased approximately 1.0 million shares of common stock of Security First Technologies. In November 1999, Security First Technologies changed its name to S1 Corporation. We account for the investment in S1 as an available-for-sale equity security, which accordingly is carried at market value. S1 common stock is quoted on the Nasdaq National Market under the symbol SONE. The closing price of S1 common stock at January 31, 2001 was $10.06 per share. At January 31, 2001, we held approximately 1.0 million shares, or approximately 1.7%, of S1's outstanding common stock. During the quarter ended January 31, 2001, we recorded a loss of $40.2 million to recognize an other than temporary decline in the value of our S1 shares for the difference between our original cost of $51.50 per share and $10.06 per share, the fair value as of the date the other than temporary impairment determination was made. If a further decline in fair value occurs that is considered other than temporary, we will record the additional loss in the period when the subsequent impairment becomes apparent. In connection with the above purchase, we also received an option to purchase up to 4.6 million additional shares of S1 exercisable at a per share purchase price of $51.50. We consider these S1 options derivatives. At January 31, 2001 they were valued at $7.2 million using the Black-Scholes model and are classified as long term investments.

In connection with At Home Corporation's acquisition of Excite in May 1999, our shares of Excite were converted into Excite@Home (Nasdaq symbol ATHM) common stock. We have elected to report these converted Excite@Home shares as a trading security. As a result, we are reporting both positive and negative fluctuations in the market value of this stock in net income. At January 31, 2001, we owned approximately 1.9 million shares (less than 1%) of Excite@Home common stock. From May 1999 through January 31, 2001, we have reported a cumulative recognized valuation loss of approximately $107.1 million for these 1.9 million shares. The closing price of Excite@Home at January 31, 2001, was $6.50 per share.

In connection with VeriSign Corporation's acquisition of Signio in February 2000, our shares of Signio were converted into VeriSign common stock. We have elected to report these converted VeriSign shares as a trading security. As a result, we are reporting both positive and negative fluctuations in the market value of this stock in net income. At January 31, 2001, we owned 9,716 shares (less than 1%) of VeriSign common stock. From February 2000 through January 31, 2001, we have reported a cumulative recognized valuation loss of approximately $1.7 million for these securities. The closing price of VeriSign (Nasdaq symbol
VRSN) at January 31, 2001, was $73.50 per share.

In connection with 724 Solutions Inc.'s acquisition of eZlogin in June 2000, our shares of eZlogin were converted into 724 Solutions common stock. We have elected to report these converted 724 Solutions shares as a trading security. As a result, we are reporting both positive and negative fluctuations in the market value of this stock in net income. At January 31, 2001, we owned 37,906 shares (less than 1%) of 724 Solutions common stock. From June 2000 through January 31, 2001, we have reported a cumulative recognized valuation loss of approximately $1.2 million for these securities. The closing price of 724 Solutions (Nasdaq symbol SVNX) at January 31, 2001, was $24.81 per share.

During the six months ended January 31, 2001, we sold 85,000 shares of Checkfree, 351,865 shares of Homestore.com, and 99,902 shares of 724 Solutions. In connection with these sales we recognized realized gains of $4.0 million, $
11.1 million, and $0.1 million, respectively. In addition we sold 9,715 shares of VeriSign and approximately 1.2 million shares of Quotesmith.com. and recognized realized losses of $0.2 million and $4.9 million, respectively. Total net gains on sales of marketable securities were $10.1 million for the six months ended January 31, 2001. This gain was offset by recognized losses of $30.7 million to reflect a decline in valuations of our trading securities and S1 options, and a loss of $55.2 million for other than temporary declines in the value of our marketable securities and other investments. This resulted in combined net losses on marketable securities and other investments of $75.8 million for the six months ended January 31, 2001.

All of our marketable securities are stocks of high technology companies that have been extremely volatile. The market prices of a number of these companies' stocks have declined substantially. Declines in the market prices of stocks we hold could continue. These declines have resulted, and could continue to result in a material reduction in the carrying value of these assets and a negative impact on our operating results.

Goodwill and Purchased Intangible Assets

We record goodwill when the purchase price exceeds the book value of net assets acquired. Goodwill is amortized on a straight-line basis over periods ranging from 3 to 5 years. The cost of identified intangibles is generally amortized on a straight-line basis over periods ranging from 1 to 10 years. When appropriate, we perform reviews to determine if the carrying value of assets is impaired. The reviews look for the existence of facts or circumstances, either internal or external, which indicate that the carrying value of the asset cannot be recovered. No such impairment has been indicated to date. If, in the future, management determines the existence of impairment indicators, we would use undiscounted cash flows to initially determine whether impairment should be recognized. If necessary, we would perform a subsequent calculation to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets. If quoted market prices for the assets are not available, the fair value would be calculated using the present value of estimated expected future cash flows. The cash flow calculations would be based on management's best estimates, using appropriate assumptions and projections at the time.

Goodwill and purchased intangible assets consisted of the following:

                                                                                 NET BALANCE AT
                                                         LIFE IN      -----------------------------------
                                                          YEARS       JULY 31, 2000      JANUARY 31, 2001
                                                         -------      -------------      ----------------
    (in thousands)
    Goodwill...........................................   3-5           $358,890              $430,234
    Customer lists.....................................   3-5             57,890                50,823
    Covenant not to compete............................   3-5              4,992                 3,998
    Purchased technology...............................   1-5             10,990                48,650
    Assembled workforce................................   2-5              1,976                 4,131
    Trade names and logos..............................  1-10              4,140                 4,908

Balances presented above are net of total accumulated amortization of $465.3 million and $541.1 million at July 31, 2000 and January 31, 2001, respectively.

Concentration of Credit Risk

We are subject to risks related to changes in the values of our significant balances of marketable securities, private equity investments, short-term investments and the collectability of our trade accounts receivable. At January 31, 2001, we held approximately $168.9 million in marketable securities, as described in "Marketable Securities", above in Note 1. Fluctuations in the market value of our shares in Excite@Home, VeriSign and 724 Solutions result in recognized gains and losses in our statement of operations on an ongoing basis, since these investments are treated as trading securities. If there were an other than temporary impairment in any marketable securities held as available-for-sale, we would report this decline in our statement of operations. See "Marketable Securities," above in Note 1 for a discussion of risks associated with our marketable securities. At January 31, 2001, we held approximately $17.6 million in private equity investments, net of reserves for potential declines in value that are other than temporary. Our remaining portfolio is diversified and consists primarily of short-term investment-grade securities.

To reduce the credit risk associated with accounts receivable, Intuit performs ongoing evaluations of customer credit. Generally, no collateral is required. We maintain reserves for estimated credit losses and these losses have historically been within our expectations. At January 31, 2001, we had one distributor, Ingram Micro, that accounted for approximately 34% of our accounts receivable balance.

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

Loan commitments subject us to market risks and credit risks. Market risk occurs if interest rates rise after a loan commitment is made. To offset this risk on conventional loans that are in process, we utilize mandatory forward sale commitments and purchase puts and calls on U.S. Treasury securities. At January 31, 2001, we had $150.1 million in mandatory forward sale commitments for future delivery of FNMA and FHLMC securities and held puts in the amount of $8.0 million. The credit risk associated with these puts and calls on U.S. Treasury securities is a small fraction of the notional amount of the securities and is reflected in their fair value. Loan commitments also involve credit risk relating to the customer, which is not reflected on the balance sheet. We use the same credit policies for making credit commitments as we do for the underlying loan product.

Loan commitments to extend credit at July 31, 2000 and January 31, 2001 were as follows:

                                                 JULY 31, 2000                     JANUARY 31, 2001
                                        ------------------------------      ------------------------------
                                        FIXED-RATE       VARIABLE-RATE      FIXED-RATE       VARIABLE-RATE
                                        --------         -------------      ----------       -------------
(In thousands)
Conventional prime loans .....          $167,000          $ 31,100          $266,385          $ 26,323
Sub-prime loans ..............             4,200             1,700             2,291               885
High-LTV loans ...............               600              --                 368              --
                                        --------          --------          --------          --------
                                        $171,800          $ 32,800          $269,044          $ 27,208
                                        ========          ========          ========          ========

Recent Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires us to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. It further provides criteria for designating derivative instruments at fair value, cash flow, or foreign currency hedges, and establishes accounting standards for reporting changes in the fair value of the derivative instruments. Upon the date of adoption, August 1, 2000, we recorded the cumulative effect of the change in accounting for derivatives for our S1 options held. This resulted in a one-time cumulative effect of $14.3 million, net of taxes totaling $9.5 million, as of August 1, 2000. The one-time cumulative effect created a decrease of $0.07 per share on the basic and diluted net loss per share for the six month period ended January 31, 2001. FAS 133 requires the derivatives to be carried at fair value, so subsequent fluctuations in the fair value of these options will be included in our net income. For the three and six months ended January 31, 2001 these fluctuations resulted in a loss of $2.4 million and $10.0 million net of taxes, respectively. The following table shows what adjusted net profit
(loss) and diluted net profit (loss) per share of Intuit would have been as if we had adopted this standard as of the beginning of fiscal 2000:

                                                        Six Months Ended January 31, 2000
                                                        ---------------------------------
                                                         As Adjusted        As Reported
                                                        --------------     --------------
(In thousands, except per share data)
Net income (loss) ................................      $ 117,899          $   (8,569)
Diluted net income (loss) per share ..............      $    0.58          $    (0.04)

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements ("SAB 101"), as amended in March and June 2000. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements for all public registrants. We are required to adopt SAB 101 no later than our fourth quarter of 2001. The adoption of SAB 101 is not expected to have material effect on our financial position or results of operations.

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

3.   COMPREHENSIVE NET INCOME

SFAS 130, "Reporting Comprehensive Income" establishes standards for reporting and displaying of comprehensive net income and its components. However, it has no impact on our net income as presented in our financial statements. SFAS 130 requires foreign currency translation adjustments and changes in the fair value of available-for-sale securities to be included in comprehensive income.

The components of comprehensive net income, net of tax, are as follows:

                                                              SIX MONTHS ENDED JANUARY 31,
                                                              ----------------------------
                                                                2000                2001
                                                              ---------           --------
 (In thousands)
 Beginning balance, net of tax .........................      $  79,144           $ 55,586
 Unrealized loss on marketable securities ..............        619,474             29,691
 Realized loss on marketable securities ................             --            (28,518)
 Tax provision (benefit) on marketable securities ......       (247,790)              (469)
 Translation adjustment gain (loss), net of tax ........         (2,621)             1,106
                                                              ---------           --------
 Ending balance, net of tax ............................      $ 448,207          $  57,396
                                                              =========          =========

4.   ACQUISITIONS

On August 30, 2000, we purchased all of the outstanding securities of Venture Finance Software Corporation ("VFSC") that were not already held by Intuit (approximately 51%) for approximately $118 million in cash (including approximately $4.5 million in option exercise and tax payments in connection with VFSC options exercised immediately prior to the purchase). We accounted for the acquisition of VFSC as a purchase for accounting purposes and allocated approximately $113 million to identified intangible assets and goodwill. These assets are being amortized over periods of three to five years.

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

On December 20, 2000 we acquired all of the outstanding stock of EmployeeMatters, Inc., in exchange for approximately $41.9 million in Intuit stock, the elimination of approximately $8.0 million in bridge loans we extended to EmployeeMatters prior to the closing, and the assumption of approximately $3.4 million of liabilities. We accounted for the acquisition of EmployeeMatters as a purchase for accounting purposes and allocated approximately $53.3 million to identified intangible assets and goodwill. These assets are being amortized over periods of three to five years.

5.   DISCONTINUED OPERATIONS AND DIVESTITURES

On January 24, 2001, we sold selected assets of our Quicken Insurance business to InsWeb Corp. for approximately $10.8 million of InsWeb common stock. As a result of the divestiture, we recorded a pre-tax gain of $1.6 million and a related tax provision of $0.6 million in the quarter ended January 31, 2001.

In addition, Intuit and InsWeb entered into a distribution agreement under which InsWeb became the exclusive consumer insurance aggregator for Intuit's Quicken.com and QuickenInsurance Web sites and certain Quicken consumer desktop products. In exchange, Intuit will share in associated revenues, which are subject to certain minimums, over the 5 year term of the distribution agreement.

6.   BORROWINGS

We have two mortgage lines of credit, which are reflected in escrow liabilities. Advances under the first line of credit are based on a formula computation, with interest due monthly. Advances are due on demand and are collateralized by residential first and second mortgages. Advances may be drawn for working capital and sub-prime, high loan-to-value and conventional prime mortgage loans. The maximum outstanding balance permitted under this line is $20 million. Interest rates are variable and are based on the federal funds rate and prime rate, depending on the type of advance. The interest rates in effect at July 31, 2000 and January 31, 2001 were 7.69% and 7.53%, respectively. The weighted average interest rate for the six months ended January 31, 2000 was 6.59%. During the six months ended January 31, 2001 we had a zero balance outstanding for the line of credit resulting in a weighted average interest rate of 0%.

Our second line of credit currently provides for up to $50 million principal amount of demand loans secured by mortgage loans and other assets. Interest rates on loans vary depending on the type of underlying loan, and the loans are subject to sub-limits, advance rates and warehouse terms that vary depending on the type of underlying loan. The interest rates in effect at July 31, 2000 and January 31, 2001 were 7.89% and 7.05%, respectively, while the weighted average interest rates for the six months ended January 31, 2000 and January 31, 2001 were 6.69% and 7.60%, respectively. We are required to maintain a minimum tangible net worth and to satisfy other financial covenants, as outlined in the line of credit agreements. We were in compliance with the requirements as of July 31, 2000 and January 31, 2001.

7.   OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

                                                        JULY 31,    JANUARY 31,
                                                         2000          2001
                                                      ----------    -----------
(In thousands)
Short-term notes payable .......................      $ 34,286      $ 39,939
Accrued compensation and related liabilities ...        49,303        53,763
Future payments due for CRI acquisition ........        44,916        46,455
Payroll tax obligations ........................       177,002       175,088
Rebates ........................................        21,552        41,758
Reserve for returns and exchanges ..............        60,979        85,211
Other accruals .................................        35,322        67,430
                                                      --------      --------
                                                      $423,360      $509,644
                                                      ========      ========

8.  INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

The following information is provided in accordance with Statement of Financial Accounting No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way in which public companies disclose certain information about operating segments in the Company's financial reports. Since Internet-based revenues and expenses cut across all of our business divisions, we do not report results of our Internet-based businesses as a separate business segment in our financial statements. Instead, each of our business divisions reports Internet-based revenues and expenses that are specific to its operations and are included in its results. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Intuit does not track assets by operating segments. Consequently, we do not disclose assets by operating segments. The following unaudited results for the six months ended January 31, 2000 and 2001 are broken out by our operating segments:

SIX MONTHS ENDED                                   SMALL                    CONSUMER        GLOBAL
JANUARY 31, 2000                                  BUSINESS       TAX        FINANCE        BUSINESS
(In thousands)                                    DIVISION     DIVISION     DIVISION       DIVISION   OTHER (1)      CONSOLIDATED
                                                  --------     --------     --------       --------   ----------     ------------
Net revenue .................................     $216,912     $196,844     $ 140,659      $48,012     $   --        $ 602,427
Segment operating income (loss) .............       42,900       45,441        (2,379)          40         --           86,002
Acquisition costs ...........................         --           --            --           --        (89,539)       (89,539)
Reorganization costs ........................         --           --            --           --         (3,500)        (3,500)
Common expenses .............................         --           --            --           --         (1,623)        (1,623)
                                                  ----------------------------------------------------------------------------
Sub-total operating income (loss) ...........       42,900       45,441        (2,379)          40      (94,662)        (8,660)
Interest income (expense) and other items ...         --           --            --           --         15,465         15,465
Realized net losses on marketable ...........         --           --            --           --        (20,110)       (20,110)
   securities
Gain on divestiture .........................         --           --            --           --           --             --
                                                  ----------------------------------------------------------------------------
Net income (loss) before tax ................     $ 42,900     $ 45,441     $  (2,379)     $    40     $(99,307)     $ (13,305)
                                                  ============================================================================

SIX MONTHS ENDED                                   SMALL                    CONSUMER        GLOBAL
JANUARY 31, 2001                                  BUSINESS       TAX        FINANCE        BUSINESS
(In thousands)                                    DIVISION     DIVISION     DIVISION       DIVISION     OTHER        CONSOLIDATED
                                                  --------     --------     --------       --------   ----------     ------------
Net revenue .................................     $253,782     $204,659     $ 130,006      $56,635     $    --        $ 645,082
Segment operating income (loss) .............       54,320       46,523          (906)       3,340          --          103,277
Acquisition costs ...........................         --           --            --           --         (89,599)       (89,599)
Reorganization costs ........................         --           --            --           --            --             --
Common expenses .............................         --           --            --           --         (10,278)       (10,278)
                                                  -----------------------------------------------------------------------------
Sub-total operating income (loss) ...........       54,320       46,523          (906)       3,340       (99,877)         3,400
Interest income (expense) and other items ...         --           --            --           --          32,666         32,666
Realized net losses on marketable ...........         --           --            --           --         (75,803)       (75,803)
   securities
Gain on divestiture .........................         --           --            --           --           1,639          1,639
                                                  -----------------------------------------------------------------------------
Net income (loss) before tax ................     $ 54,320     $ 46,523     $    (906)     $ 3,340     $(141,375)     $ (38,098)
                                                  =============================================================================

--------------------
(1) Common expenses in fiscal 2000 have been reclassified to conform to the current presentation format.

9.   NOTES PAYABLE AND COMMITMENTS

In March 2000, our Japanese subsidiary, Intuit KK, entered into a one-year loan agreement with Japanese banks for approximately $32.2 million which was used to refinance the three year loan that was entered into in March 1997 to finance our acquisition of Nihon Micom. The loan is denominated in Japanese yen and is therefore subject to foreign currency fluctuations when translated to U.S. dollars for reporting purposes. The interest rate is variable based on the Tokyo inter-bank offered rate or the short-term prime rate offered in Japan. At January 31, 2001, the rate was approximately 1.35%. The fair value of the loan approximates cost as the interest rate on the borrowings is adjusted periodically to reflect market rates (which are currently significantly lower in Japan than in the United States). We are obligated to pay interest only on the loan through March 2001.

10.  INCOME TAXES

Intuit computes the provision (benefit) for income taxes by applying the estimated annual effective tax rate to recurring operations and other taxable items. Our effective tax rate differs from the federal statutory rate primarily because of tax credits, tax exempt interest income, state taxes, non deductible acquisition costs and certain foreign losses.

11.  LITIGATION

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

--------------------------------------------------------------------------------
ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

CAUTIONS ABOUT FORWARD LOOKING STATEMENTS

Throughout this Form 10-Q, you will find "forward-looking" statements, or statements about events or circumstances that have not yet occurred. In some cases, you can identify these statements by forward-looking words such as "may," "might," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue," and other similar terms. These forward-looking statements include, among other things, the anticipated future growth of our mortgage revenue, predictions about QuickBooks upgrade rates, expected trends in cost of revenue, operating expenses and capital needs, projections of our future financial performance, our anticipated growth and anticipated trends in our businesses (including trends in product pricing and seasonality). These statements are only predictions, based on our current expectations about future events., We cannot guarantee future results, performance or achievements or guarantee that predictions or current expectations will be accurate. These forward-looking statements involve risks and uncertainties, and our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. The important factors that could cause our results to differ are discussed under "Risks That Could Affect Future Results," at the end of this
Item 2. This Item 2 should also be read in conjunction with the Consolidated Financial Statements and related Notes in Part I, Item 1 of this Form 10-Q, and our fiscal 2000 Form 10K.

OVERVIEW

Intuit's mission is to revolutionize how people manage their financial lives and small businesses manage their businesses. We strive to offer innovative products and services that drive fundamental changes in how individuals and small businesses manage their activities - changes so profound that our customers can't imagine going back to the "old way" of doing things. We offer a variety of small business, tax preparation and personal finance software products and related products and services that enable people and small businesses to revolutionize how they manage their activities. Our products and services include Quicken(R), QuickBooks(R), Quicken TurboTax(R), ProSeries(R) and Lacerte(R) desktop software products, as well as an expanding array of Internet-based products and services, including QuickBooks Deluxe Payroll service, QuickBooks Internet Gateway services, our Site Builder website tool, Quicken TurboTax for the Web, Quicken.com(SM) and Quicken Loans(SM).

Our business is highly seasonal. Sales of tax products are heavily concentrated from November through March. Sales of small business and consumer finance products are typically strongest during the year-end holiday buying season and the beginning of the calendar year, and therefore our major product launches usually occur in the fall or early winter to take advantage of these customer buying patterns. These seasonal patterns mean that revenue is usually highest during the quarters ending January 31 and April 30. We experience lower revenues for the quarters ending July 31 and October 31, while our operating expenses to develop and support products and services continue at relatively consistent levels during these periods. This can result in significant operating losses in the July 31 and October 31 quarters. Operating results can also fluctuate for other reasons, such as changes in product release dates, non-recurring events such as acquisitions, dispositions, gains and losses from marketable securities, and product price cuts in quarters that have relatively high fixed expenses. Acquisitions and dispositions in particular can have a significant impact on the comparability of both our quarterly and annual results, and acquisition-related expenses continue to have a negative impact on our earnings.

While desktop software and related products and services provide a majority our revenue, our Internet-based revenue is continuing to grow rapidly. We use the term Internet-based revenue to include revenue from both Internet-enabled products and services as well as revenue generated by electronic ordering and/or delivery of traditional desktop software products and financial supplies. Since Internet-based revenues cut across all of our business divisions, we do not report results of our Internet-based revenues separately in our financial statements. Instead, each of our business divisions reports Internet-based revenues that are specific to its operations and are included in its results.

We believe our Internet-based businesses and our other emerging service businesses provide an opportunity to increase revenue in fiscal 2001 and beyond. We have made significant progress in several of these businesses over the past three years. During fiscal 2000, our web-based tax preparation and electronic filing services achieved profitability on a pre-tax basis. During the second quarter of fiscal 2001, the profitability of our Quicken Loans and payroll businesses improved significantly from the prior year. During the second quarter of fiscal 2001, we introduced QuickBooks for the Web, which provides basic accounting functionality on the web, and QuickBase, a web-based tool that lets customers create, manage and share data from a browser. In February 2001, we announced the Intuit Developer Network, a program that gives software developers access to application programming interfaces (APIs) for various Intuit small business products, so that they can develop software applications that will be available to Intuit's small business customers. Despite this progress, investors should be aware that most of our emerging businesses are still in their initial stages and are not yet generating either profits or significant revenue. We anticipate increased spending in an effort to capitalize on new business opportunities. During the first half of fiscal 2001 we doubled our investments in our emerging businesses compared to the first half of fiscal 2000, which has contributed to increased research and development expenses. We expect to continue increasing our investment in emerging businesses during the remainder of fiscal 2001. See "Risks That Could Affect Future Results."

RESULTS OF OPERATIONS

Set forth below are certain consolidated statements of operations data for the three and six months ended January 31, 2000 and 2001. Results for all periods include activity for Rock Financial Corporation and Title Source, Inc. (collectively, "Rock"), which were acquired in December 1999. As the acquisition of Rock was accounted for as a pooling of interests, all prior periods have been restated to reflect the combined results of Rock and Intuit. See Note 1 of the financial statements.

NET REVENUE

The following revenue discussion is categorized by our business divisions. The table below shows each business division's percentage of our net revenue for the three and six months ended January 31, 2000 and 2001. See Note 8 of the financial statements for additional information about our business segments.

                               Q2        %        Q2         %        %         YTD         %        YTD         %        %
(Dollars in millions;         FY00    REVENUE    FY01     REVENUE   CHANGE      FY00     REVENUE     FY01     REVENUE   CHANGE
Unaudited)                                                            Q2                                                 YTD
                             ------   -------   ------    -------   ------     ------    --------   ------    -------   ------
Small Business Division ...  $136.8      32%    $160.1      35%        17%     $216.9       36%     $253.8       39%       17%
Tax Division...............   185.7      44%     192.3      42%         4%      196.8       33%      204.7       32%        4%
Consumer Finance Division..    72.6      17%      66.5      15%        (8)%     140.7       23%      130.0       20%       (8)%
Global Business Division ..    30.4       7%      38.7       8%        27%       48.0        8%       56.6        9%       18%

    Total net revenue......  $425.5     100%    $457.6     100%         8%     $602.4      100%     $645.1      100%        7%

Small Business Division.

Small Business Division revenue is derived primarily from QuickBooks desktop products, financial supplies, payroll services, the QuickBooks Support Network and QuickBooks Internet Gateway services.

Revenue for the Small Business Division increased by 17% for both the three and six months ended January 31, 2001 compared to the same periods in the prior year. Our QuickBooks business experienced revenue growth of 6% for the three months ended January 31, 2001, compared to the same period a year ago. This growth was the result of higher average selling prices, which partially offset a 9% decline in unit sales. QuickBooks revenue for the six months ended January 31, 2000 was roughly flat, as higher average selling prices were offset by a 12% decline in unit sales compared to the prior year. These results primarily reflect a year-over-year decline in the rate at which existing QuickBooks customers upgraded to a newer QuickBooks product. Historically, approximately 20-30% of our QuickBooks customer base will upgrade in any one year. Year 2000 concerns, however, skewed both the normal seasonal patterns and traditional upgrade patterns in fiscal 2000. Almost 50 percent of our customers upgraded last year due to Year 2000 concerns. As a result, we currently expect the upgrade rate to be in the high teens this fiscal year. The relatively slow growth of QuickBooks revenue also reflects slower economic growth in the U.S. and other major markets for our QuickBooks products.

Our financial supplies business experienced revenue growth of 9% for both the three and six months ended January 31, 2001 compared to the same periods in the prior year. This increase is primarily the result of higher average selling prices.

Payroll services experienced revenue growth of 57% and 54% in the three and six months ended January 31, 2001, compared to the same periods a year ago. Significant price increases contributed to this growth for both our Basic Payroll Service and our online Deluxe Payroll Service. Both services also experienced solid growth in their customer base. While we believe our payroll business, and the Deluxe Payroll Service in particular, will provide us with a significant opportunity to generate recurring revenue in the future, we face a number of challenges and risks, including operational issues in activating online payroll customers. See "Risks That Could Affect Future Results."

In December 2000, we completed our acquisition of EmployeeMatters, which is developing employee administration services that will enable us to provide a broader set of solutions to our small business customers. See Note 4 of the financial statements.

Tax Division

Tax Division revenue is derived primarily from Quicken TurboTax federal and state consumer desktop tax preparation software, ProSeries and Lacerte professional tax preparation products, electronic tax filing services and Quicken TurboTax for the Web online tax preparation services.

Overall, Tax Division revenue for both the three and six months ended January 31, 2001 increased by 4% compared to the same periods last year. Revenue from Quicken TurboTax products for both the three and six months ended January 31, 2001 remained roughly flat, compared to the same periods in the prior year. This is consistent with our expectations as we continue to bundle electronic filing and state tax products with certain versions of Quicken TurboTax, which requires us to defer recognizing a portion of the associated revenue from the second quarter to the remainder of the fiscal year. In addition, over the past few years, we have noticed a gradual change in the buying patterns of our customers. The general shift has been from customers purchasing Quicken TurboTax and preparing their tax returns throughout our second and third quarters to a concentration in the third quarter. We attribute this shift in part to an increasing number of customers using Quicken TurboTax for the Web. This service is generally not available until mid-January (late in our second quarter), so almost all of its revenue comes in the third quarter. As Quicken TurboTax for the Web expands to comprise an increasing proportion of our tax revenue, this concentration of revenue in the third quarter will become even more pronounced.

The development and launch of our consumer tax products for the 2000 tax year was completed on schedule, and products reached retail shelves in late November. However, there are still ongoing risks associated with our tax business, including intense competition that could potentially result in lower average selling prices and/or a decline in our share of sales in the retail channel. In January 2001, H&R Block's TaxCut products were promoted in a manner that essentially made its basic tax product free for two weeks, while we increased our desktop product prices by about 5% compared to last year. According to PC Data, as of February 3, 2001, our share of dollar sales of desktop consumer tax products in the retail channel had increased to 82%, compared to 76% at the same time last year, while our share of unit sales had declined to 70%, from 72% in the prior year. Investors should note that these are early results, and we will not be able to report revenues and operating results for the entire tax season until late in the fiscal year.

Our professional tax products experienced revenue growth of 6% for both the three and six months ended January 31, 2001 compared to the same periods a year ago. This growth in revenue was the result of higher average selling prices of our ProSeries and Lacerte unlimited-use products, as well as growth in our customer base.

Our web-based tax preparation and electronic filing services have experienced strong growth during the current tax season. Through January 31, 2001, web tax preparation revenue more than doubled from the prior year, driven by a 50% price increase as well as a substantial increase in unit volume. Unit volume for our electronic filing service doubled from the first half of last year, with a slight increase in revenue. The faster unit growth reflected an increase in customers eligible for free electronic filing through our Quicken Tax Freedom Project]. Despite these encouraging early results, we face the challenge of maintaining high service levels, particularly during peak volume service times. The exact level of demand for Quicken TurboTax for the Web and electronic filing for the remainder of the current tax year is impossible to predict, and we could experience adverse financial and public relations consequences if these services are unavailable due to technical difficulties or other reasons. See "Risks That Could Affect Future Results."

Consumer Finance Division

Consumer Finance Division revenue comes primarily from Quicken desktop products, Quicken Loans, advertising, sponsorship and placement fees from Quicken.com and Quicken, and online transactions.

Revenue for the Consumer Finance Division was down 8% for both the three and six months ended January 31, 2001, compared to the same periods a year ago. Revenue for our Quicken product line declined 18% and 15% for the three and six months ended January 31, 2001, compared to the same periods a year ago. Our comparative results were negatively impacted by strong consumer demand during the prior year periods as a result of a significant number of customers upgrading due to Year 2000 concerns. In addition, Quicken.com advertising and sponsorship revenue declined due to reduced advertising spending by potential purchasers of Internet advertising. Our Quicken product line faces many challenges in the personal financial software category, including continued competition from Microsoft's Money product and from other web-based personal finance tracking and management tools that are becoming increasingly available at no cost to consumers.

The Consumer Finance Division benefited from revenue growth experienced by our Quicken Loans mortgage business of 27% and 17% for the three and six months ended January 31, 2001, compared to the same periods a year ago. Online mortgage revenue (which includes services provided through our website or by telephone) was up 44% and 34% for the three and six months ended January 31, 2001 over the prior year periods. Mortgage revenue growth is primarily attributable to lower interest rates that drove higher demand for loans, as well as the process efficiencies and infrastructure improvements that we have made that allow us to capitalize on the interest rate environment. We currently expect mortgage revenue to increase at least 50% in fiscal 2001 compared to fiscal 2000. However, we face continuing challenges, including interest rate fluctuations. See "Risks That Could Affect Future Results."

On January 24, 2001, we completed the sale of certain assets of our Intuit Insurance Services Inc. subsidiary (which operated our QuickenInsurance business) to InsWeb Corp. in exchange for common stock of InsWeb. In addition, we entered into a distribution agreement under which InsWeb is the exclusive consumer insurance aggregator for our Quicken.com and QuickenInsurance Web sites and certain consumer desktop products. See Note 5 of the financial statements. We do not expect this transaction to have a material impact on revenue for the remainder of fiscal 2001, though it may result in a slight improvement in operating income.

Global Business Division

Global Business Division revenues come primarily from small business products in Japan, QuickBooks, Quicken and tax products in Canada, QuickBooks, Quicken and consumer tax products in Europe, and QuickBooks and Quicken products in Southeast Asia.

Overall, the Global Business Division revenue increased 27% and 18% for the three and six months ended January 31, 2001, compared to the same periods last year. We experienced more than 70% revenue growth in Canada for both the three and six months ended January 31, 2001, compared to the same periods in the prior year. The increases were due in part to higher professional tax revenue as a result of an acquisition we made earlier in the current fiscal year. In addition, we were able to release the Canadian version of QuickBooks 2001 in the second quarter of fiscal 2001 compared to last year when we released the Canadian version of QuickBooks 2000 in the third quarter. Japan experienced revenue growth of 25% and 12% for the three and six months ended January 31, 2001 compared to the same periods a year ago. This growth was primarily due to higher retail sales of our Yayoi small business accounting software. The increases in revenue in Canada and Japan were partially offset by a decline in revenue from Europe. Comparative results for Quicken products were negatively impacted by strong consumer demand during prior year periods as a result of customers upgrading due to Year 2000 concerns. In addition we experienced an adverse foreign exchange rate impact for the quarter ended January 31, 2001.

COST OF REVENUE                 Q2        %        Q2         %        %         YTD         %        YTD         %        %
(Dollars in millions;          FY00    REVENUE    FY01     REVENUE   CHANGE      FY00     REVENUE     FY01     REVENUE   CHANGE
Unaudited)                                                            Q2                                                 YTD
                              ------   -------   ------    -------   ------     ------    --------   ------    -------   ------
Product and services......... $ 93.1      22%    $103.8      23%        11%    $ 149.5      25%     $170.7     27%       14%
Amortization of purchased
 software & other ...........    2.5       1%       3.9       1%        56%        4.9       1%        6.8      1%       39%
      Total of cost of
        revenue ............. $ 95.6      23%    $107.7      24%        13%    $ 154.4      26%     $177.5     28%       15%

There are two components of our cost of revenue. The larger component is the direct cost of manufacturing and shipping products and offering services, which includes data center costs relating to delivering Internet-based products and services. The second component is the amortization of purchased software, which is the cost of depreciating products or services obtained through acquisitions over their useful lives.

Total cost of revenue as a percentage of revenue increased to 24% and 28% for the three and six months ended January 31, 2001, compared to 23% and 26% for the same periods in the prior year. These increases are primarily attributable to the continued growth of our service businesses, such as payroll services, Quicken Loans and the QuickBooks Support Network, which typically have higher cost of revenue than our packaged software products. As our service businesses expand to become a higher portion of total revenue, we anticipate that our cost of revenue will continue to increase as a percentage of revenue. In addition, we are experiencing increased costs due to infrastructure investments for our new and existing service businesses. Also, in fiscal 2001 we reclassified certain operating expenses of Quicken Loans from selling and marketing expenses in fiscal 2000 to cost of revenue in fiscal 2001.

OPERATING EXPENSES              Q2        %        Q2         %        %         YTD         %        YTD         %        %
(Dollars in millions;          FY00    REVENUE    FY01     REVENUE   CHANGE      FY00     REVENUE     FY01     REVENUE   CHANGE
Unaudited)                                                            Q2                                                 YTD
                              ------   -------   ------    -------   ------     ------    --------   ------    -------   ------
Customer service and
  technical support ......... $  47.7      11%   $  46.1      10%        (3)%   $  82.0      14%    $  78.5     12%       (4)%
Selling and marketing .......    86.1      20%      85.6      19%        (1)%     156.0      26%      146.7     23%       (6)%
Research and development ....    44.0      10%      54.6      12%        24%       85.8      14%      102.5     16%       19%
General and
  administrative ............    23.3       5%      25.9       6%        11%       44.8       7%       53.7      8%       20%
Charge for purchased
  research and development ..      --      --         --      --         --         1.3       0%        --       --        --
Amortization of
  acquisition costs .........    46.2      11%      43.1       9%        (7)%      83.3      14%       82.8     13%       (1)%
Reorganization costs ........      --      --         --      --         --         3.5       1%       --       --        --
    Total operating
      expenses ..............  $247.3      58%    $255.3      56%         3%     $456.7      76%     $464.2     72%        2%

Customer Service and Technical Support.

Customer service and technical support expenses were 10% and 12% of revenue for the three and six months ended January 31, 2001, compared to 11% and 14% for the same periods of the prior year. This improvement reflects the continued efficiency gains in providing customer service and technical support less expensively through websites and other electronic means, and from the expansion of the QuickBooks Support Network and our other fee-for-support programs.

Selling and Marketing.

Selling and marketing expenses were 19% and 23% of revenue for the three and six months ended January 31, 2001, compared to 20% and 26% for the same periods of the prior year. The decline in selling and marketing costs as a percentage of revenue for both the three and six month periods is partly attributable to a reclassification of certain Quicken Loans expenses from sales and marketing expenses to cost of revenue in fiscal 2001. In addition, in the prior year we incurred higher than normal selling and marketing expenses to notify customers of Year 2000 issues and solutions. The year-over year declines also reflect relatively higher sales and marketing expenses in the first half of fiscal 2000 due to aggressive marketing programs relating to the expansion of our Internet-based businesses and the extremely competitive consumer tax season, as well as relatively lower marketing expenditures during the first half of fiscal 2001 for Quicken Loans and QuickBooks Deluxe Payroll Service, as those services began to more fully leverage the value of the Intuit brands.

Research and Development.

Research and development expenses were 12% and 16% of revenue for the three and six months ended January 31, 2001, compared to 10% and 14% for the same periods of the prior year. These increases are primarily attributable to continued investments in the development of our emerging service businesses, including QuickBooks for the Web, our online Deluxe Payroll Service, our QuickBase information management tool, and the Intuit Developer Network. During the first half of fiscal 2001, we have invested significant amounts in our emerging businesses - mostly focused in the small business area. During the remainder of fiscal 2001, we expect to continue significant investments in research and development, particularly for our emerging service businesses. If such expenses exceed our current expectations, they may have an adverse effect on operating results. See "Risks That Could Affect Future Results."

General and Administrative.

General and administrative expenses were 6% and 8% of revenue for the three and six months ended January 31, 2001, compared to 5% and 7% for the same periods of the prior year, respectively. For our entire fiscal year 2001, we expect general and administrative expenses to remain roughly flat as a percentage of revenue compared to fiscal 2000.

Charge for Purchased Research and Development.

We did not incur any charges for purchased research and development during the first two quarters for fiscal 2001. During the first quarter of fiscal 2000, we recorded charges of $1.3 million for purchased research and development as a result of our Boston Light and Hutchison acquisitions. In connection with these acquisitions, and with the assistance of third party appraisers, we determined the value of in-process projects under development for which technological feasibility had not been established. The total value of these projects at the time of the acquisitions was determined to be approximately $1.3 million. The value of the projects was determined by estimating the costs to develop the in-process technology into commercially feasible products, estimating the net cash flows we believed would result from the products and discounting these net cash flows back to their present value. The products related to these charges were completed during fiscal 2000.

Other Acquisition Costs.

Other acquisition costs include the amortization of goodwill and purchased intangible assets, as well as deferred compensation expenses arising from acquisitions. These costs decreased to $43.1 million and $82.8 million for the three and six months ended January 31, 2001, compared to $46.2 million and $83.3 million for the same periods a year ago. Amortization expense related to completed acquisitions will continue to have a negative impact on our operating results in future periods. Assuming we do not experience any impairment of value of the intangible assets that would require us to accelerate amortization, amortization will be approximately $186.4 million, $189.5 million, $165.5 million and $85.1 million for the years ending July 31, 2001 through 2004, respectively. If we complete additional acquisitions or accelerate amortization in the future, there would be an incremental negative impact on operating results. See also "Risks That Could Affect Future Results" for a discussion of possible accounting changes related to goodwill amortization.

Reorganization Costs.

Reorganization costs reflect the costs associated with our Quicken Loans subsidiary (formerly Rock) closing numerous branch offices in Michigan in 1999, as it began to transition its mortgage business from a traditional branch-based business to an online and call center-based business. These costs totaled $3.5 million in the first quarter of fiscal 2000.

NON-OPERATING INCOME AND EXPENSES

Interest and Other Income and Expense, Net.

For the three and six months ended January 31, 2001, interest and other income and expense, net, increased to $16.5 million and $32.7 million compared to $7.0 million and $15.5 million, for the same periods a year ago. The increases reflect higher cash and short-term investment balances due primarily to proceeds from sales of marketable securities.

Net Loss from Marketable Securities and Other Investments.

For the three and six months ended January 31, 2001, we recorded net losses from marketable securities and other investments, of $71.9 million and $75.8 million, compared to $2.8 million and $20.1 million for the same periods a year ago. The losses incurred during the three months ended January 31, 2001, are due primarily to declines in the values of certain equity investments held as trading securities below our cost, as well as charges to reflect other than temporary declines in the values of certain private equity investments. We consider our shares of Excite@Home, VeriSign and 724 Solutions common stock as trading securities. See Note 1 of the financial statements. As a result, unrealized gains and losses due to market fluctuations in these securities are included in our net income. Recent volatility in the market has significantly reduced the value of our trading and available-for-sale securities, and we expect this volatility to continue for the foreseeable future. If the market value of these trading securities continues to decline significantly in the future, it would have a negative impact on our earnings. Other than temporary decline of the values of our available-for-sale and private equity investments could result in additional losses.

Income Taxes.

For the three and six months ended January 31, 2001, we recorded an income tax provision (benefit) of $14.2 million and $(16.7) million, on a pretax gain
(loss) of $40.8 million and $(38.1) million. This compares to an income tax provision (benefit) of $29.6 million and $(4.6) million, on a pretax gain (loss) of $86.8 million and $(13.3) million, for the same periods a year ago. At January 31, 2001, there was a valuation allowance of $11.4 million for tax assets of our global subsidiaries based on management's assessment that we may not receive the benefit of certain loss carryforwards.

Cumulative Effect of Change in Accounting For Derivatives, Net

During the first quarter of fiscal 2001, we recorded a cumulative gain of $14.3 million, net of taxes, as a result of a change in accounting principle that required us to recognize the cumulative effect of the increase in the fair value of our S1 options as of August 1, 2000. See Note 1 of the financial statements. Subsequent fluctuations in the fair value of these options will also be included in our net income or net loss.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2001, our unrestricted cash and cash equivalents totaled $377.4 million, a $39.5 million decrease from July 31, 2000. The decline primarily reflects a shift from cash and cash equivalents to our short-term investment portfolio.

Our operations provided $68.7 million in cash for the six months ended January 31, 2001. The primary sources of cash provided by operations were increases in accrued liabilities of $58.9 million, and deferred revenue of $35.6 million. The increase in accrued liabilities was driven by the seasonality of our business and the resulting increases in accruals for product returns, customer rebates and accrued technical support expenses. Increases in deferred revenue were primarily driven by the deferral of tax product and electronic filing revenues that will be recognized in our third and fourth fiscal quarters. In addition, adjustments made for non-cash expenses such as amortization of goodwill and other purchased intangibles of $79.4 million, depreciation charges of $29.6 million, and losses on marketable securities and other investments, net of $75.8 million, contributed to the cash provided by operations. The primary uses of cash during the six months ended January 31, 2001 were an increase in accounts receivable of $185.8 million due to the large volumes of seasonal product shipments to retailers and distributors that typically occur in our first and second fiscal quarters and a significant decrease in our income taxes payable of $57.9 million as a result of the payment of taxes for our fiscal year ended July 31, 2000. In addition to these uses of cash, we also recorded non-cash adjustments during the six months ended January 31, 2001 for a pre-tax cumulative accounting gain relating to a change in the method of accounting for derivatives of $23.9 million and net losses of $7.2 million.

Investing activities used $167.5 million in cash for the six months ended January 31, 2001. The primary use of cash for investing was the purchase of all of the outstanding securities of Venture Finance Software Corp. ("VFSC") not already owned by Intuit for $118 million in August 2000. We also purchased $49.6 million of net short-term investments, which was partially offset by proceeds of $24.9 million from the sale of our marketable securities. As a result of our continued investment in information systems and infrastructure for our emerging businesses, we purchased property and equipment of $46.0 million during the six months ended January 31, 2001.

Financing activities provided $59.3 million for the six months ended January 31, 2001, primarily attributable to proceeds from the exercise of employee stock options.

We currently hold investments in a number of publicly traded companies (see Note 1 of the financial statements). The volatility of the stock market and the potential risk of fluctuating stock prices may have an impact on the proceeds from future sales of these securities and therefore on our future liquidity. Due to our reporting of the Excite@Home, VeriSign and 724 Solutions shares as trading securities, future fluctuations in the carrying values of these stocks will impact our operating results. If future declines in our other marketable securities are deemed to be other than temporary, they will also impact our operating results. Investors should note that many high technology companies, including Excite@Home, VeriSign and 724 Solutions, have recently experienced significant declines in their stock prices.

In connection with our acquisition of Computing Resources, Inc. in May 1999, we are required to pay three annual installments of $25 million, the first of which was paid in May 2000. In the normal course of business, we enter into leases for new or expanded facilities in both domestic and global locations. We also evaluate, on an ongoing basis, the merits of acquiring technology or businesses, or establishing strategic relationships with and investing in other companies. Accordingly, it is possible that we may decide to use cash and cash equivalents to fund such activities in the future.

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

We face competitive pressures in all of our businesses, particularly our consumer tax preparation software business, which can have a negative impact on our revenue, profitability and market position. During the fiscal 2000 tax season we reduced prices for our Quicken TurboTax product line in response to aggressive pricing by H&R Block and Microsoft. This resulted in significantly lower average selling prices. We have increased our tax products prices somewhat for fiscal 2001. Although our share of dollar sales of consumer desktop products in the retail channel has increased compared to the same time last year, we have seen a slight decline in our share of unit sales in the retail channel. There are formidable current and potential competitors in the private sector, and we also face potential competition from publicly-funded government entities seeking to competitively enter private markets in the United States for consumer electronic financial services. Accordingly, we expect competition to remain intense during fiscal 2001, and it is too early to predict results for the full tax season.

If we fail to maintain reliable and responsive service levels for our electronic tax offerings, we could lose revenue and customers. Our online tax preparation and electronic tax filing services face significant challenges in maintaining high service levels, particularly during peak volume service times. For example, we have experienced relatively brief unscheduled interruptions in our electronic filing/and or tax preparation services during fiscal 1999, 2000 and 2001. We do not believe any prior service outages had a material financial impact, prevented customers from completing and filing their returns in a timely manner, or posed a risk that customer data would be lost or corrupted. However, we did experience negative publicity in some instances. The exact level of demand for Quicken TurboTax for the Web and electronic filing for the remainder of the current tax year is impossible to predict, and we could experience adverse financial and public relations consequences if these services are unavailable for an extended period of time, or late in the tax season, due to technical difficulties or other reasons.

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

We hold equity investments that have been very volatile. Our investment activities can impact our net income. We recorded pre-tax gains and losses from marketable securities and other investments of $481.1 million in fiscal 2000 and a loss of $75.8 million for the six months ended January 31, 2001. These amounts reflect net realized gains and losses on sales of certain marketable securities, unrealized quarter-to-quarter gains and losses due to price fluctuations in securities that we account for as "trading securities," and charges to reflect other than temporary declines in value of our available-for-sale and private equity investments below our cost (including charges in the second quarter of fiscal 2001 of $40.2 million related to our investment in S1 Corporation and $15.0 million related to our private equity investments). Fiscal 2000 and 2001 decreases in the market prices of our trading securities resulted in a significant reduction in our pre-tax income, and future price fluctuations in trading securities, and any significant long-term declines in value of other securities, could reduce our net income in future periods.

A general decline in economic conditions could lead to reduced demand for our products and services. The recent downturn in general economic conditions had led to reduced demand for a variety of goods and services, including many technology products. If conditions continue to decline, or fail to improve, in geographic areas that are significant to us, such as the United States, Canada and Japan, we could see a significant decrease in the overall demand for our products and services that could harm our operating results.

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

If we do not continue to successfully refine and update the business models for our Internet-based products and services and other emerging service businesses, and operationally support these businesses, the businesses will not achieve sustainable financial viability or broad customer acceptance. Our business models for our Internet-based businesses and other emerging service businesses have more complex and varied revenue streams than our traditional desktop software businesses. For these businesses to become and remain economically viable, we must continually refine their revenue models to reflect evolving economic circumstances. These businesses also depend on a different operational infrastructure than our desktop software businesses, and we must continually develop, expand and modify internal systems and procedures to support these businesses. In particular, our web-based tax preparation and electronic filing services must effectively handle extremely heavy customer demand during the peak tax season. If we are unable to meet customer expectations in a cost-effective manner, it could result in lost customers, negative publicity, and increased operating costs, which could have a significant negative impact on the financial and market success of these businesses.

We face intense competition for qualified employees, especially for our Internet-based businesses. Like many of our competitors, we have had difficulties during the past few years in hiring and retaining employees, and we expect to face continuing challenges in recruiting and retention.

We face risks relating to customer privacy and security and increasing regulation, which could hinder the growth of our businesses - particularly our Internet-based businesses. Despite our efforts to address customer concerns about privacy and security, these issues still pose a significant risk, and we have experienced lawsuits and negative publicity relating to privacy issues. For example, during fiscal 2000 and fiscal 2001, there have been press articles criticizing our privacy and security practices as they relate to the connectivity of our desktop software to our web sites. We have faced lawsuits and negative press alleging that we improperly shared information about customers with third party "ad servers" for our web sites. A major breach of customer privacy or security by Intuit, or even by another company, could have serious consequences for our businesses - particularly our Internet businesses - including reduced customer interest and/or additional regulation by federal or state agencies. For example, if a "hacker" were able to overcome the security precautions we take to protect our customers' personal tax preparation information, it could have a material negative impact on our operating results and our relationships with our customers. In addition, mandatory privacy and security standards and protocols are still being developed by government agencies, and we may incur significant expenses to comply with any requirements that are ultimately adopted. For example, under the Gramm Leach Bliley Act recently adopted by the federal government, by July 1, 2001 Intuit will be required to provide written notice of its privacy practices to many of its customers. We must give customers an opportunity to state their preferences regarding Intuit's use of their non-public personal information, and we must honor those preferences. If Internet use does not grow as a result of privacy or security concerns, increasing regulation or for other reasons, the growth of our Internet-based businesses would be hindered.

If our QuickBooks Internet Gateway services do not achieve and maintain acceptance by customers and the third-party vendors who provide these services, the services will not generate long-term revenue growth or profitability. We must meet customer and vendor expectations in delivering our QuickBooks Internet Gateway services. If we do not meet these expectations, we may not be able to maintain the third party vendor relationships that are necessary to allow us to provide services desired by customers. If we experience significant failures in meeting expectations and maintaining important relationships, our ability to expand our QuickBooks Internet Gateway services will be jeopardized. Intuit is refining its approach to selecting and working with QuickBooks Gateway vendors. Although we are seeing encouraging preliminary results for some services, such as merchant account services, that are more closely integrated with QuickBooks, we are in the process of ending relationships with most of our smaller alliance companies where the business results are not meeting our expectations or theirs. To retain other relationships, we may be required to adapt them in ways that are less attractive to us, financially or otherwise. In addition, QuickBooks Internet Gateway Services are currently available only to customers using QuickBooks 2000 or QuickBooks 2001, so customer adoption of the services is somewhat dependent on unit sales of newer QuickBooks products to new customers and to customers upgrading from older versions of the product. Customer upgrade rates for QuickBooks 2001 have been lower than historical upgrade levels. Development and/or implementation of certain announced services has not yet been completed to our satisfaction. Technological difficulties, financial difficulties and other problems could delay or prevent us from recognizing contractually committed revenues that are dependent on implementation.

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

Our mortgage business is subject to interest rate fluctuations and operational risks that could result in further revenue declines. Increases in mortgage rates and other interest rates adversely affected our mortgage business during 2000, contributing to a significant revenue decline from fiscal 1999 to fiscal 2000. Conversely, declines in mortgage interest rates during fiscal 2001 have had a positive impact on revenue. If mortgage interest rates rise again, this could negatively impact the volume of closed loans and applications - particularly our most interest-rate sensitive products such as conventional loans and refinancing loans. FHA loans and home purchase mortgages tend to be less mortgage-rate sensitive. Fluctuations in non-mortgage interest rates also create risks with respect to the loans on our balance sheet and impact our cost of funds to provide loans. In addition, our ability to successfully streamline the online application, approval, and closing process will have a significant impact on our ability to attract customers to our mortgage service, and on our ability to continue increasing the percentage of our mortgage revenue generated through the online channel compared to branch offices. We must also maintain relationships with certain banks and other third parties who we will rely on to provide access to capital, and later, service the loans. If we are unable to do so, it could have a negative impact on our mortgage business and on Intuit's financial results.

Our ability to conduct business could be impacted by a variety of factors such as electrical power interruptions, earthquakes, fires and other similar events. Our business operations depend on the efficient and uninterrupted operation of a large number computer and communications hardware and software systems. These systems are vulnerable to damage or interruption from electrical power interruptions, telecommunication failures, earthquakes, fires, floods, and other similar events. Recently, electrical power in certain locations in California has been interrupted for short periods of time in the form of "rolling blackouts." We have principal facilities (including our primary data centers) located in California. To date, our business operations have not been materially impacted by these outages. However, it is possible that rolling blackouts will continue in the foreseeable future and our facilities could be significantly affected in the future. We currently have short-term alternate sources of power (in the form of backup batteries and generators) at all of our California facilities. However, if rolling blackouts become more frequent and/or longer in duration, it is possible that our alternative sources of power would be insufficient to allow us to continue our operations without interruption. Other events such as earthquakes, fires and floods, could also impact our ability to continue our business operations. For our Internet-based services, the system failures of various third-party Internet service providers, online service providers and other website operators could result in interruption in our services to our customers. Any significant interruptions in our ability to conduct our business operations could reduce our revenue and operating income. Our business interruption insurance may not adequately compensate us for the impact of interruptions to our business operations.

New FASB guidelines relating to accounting for goodwill could make our acquisition-related charges less predictable in any given reporting period. On February 14, 2001, the FASB issued a limited revision of its Exposure Draft, Business Combinations and Intangible Assets that establishes a new standard for accounting for goodwill acquired in a business combination. It would continue to require recognition of goodwill as an asset but would not permit amortization of goodwill as currently required by APB Opinion No. 17, Intangible Assets. Under the proposed statement, goodwill would be separately tested for impairment using a fair-value-based approach when an event occurs indicating the potential for impairment. Any required goodwill impairment charges would be presented as a separate line item within the operating section of the income statement. The shift from an amortization approach to an impairment approach would apply to previously recorded goodwill as well as goodwill arising from acquisitions completed after the application of the new standard. If the standard is adopted as described above, our goodwill amortization charges would cease. However, it is possible that in the future, we would incur less frequent, but larger, impairment charges related to the goodwill already recorded as well as goodwill arising out of future acquisitions as we continue to expand our business.

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

MARKETABLE SECURITIES

We carried significant balances in marketable equity securities as of January 31, 2001. These securities are subject to considerable market risk due to their volatility. Fluctuations in the carrying value of our shares of Excite@Home, VeriSign and 724 Solutions will have an immediate impact on our earnings because we report these shares as trading securities. See Note 1 of the financial statement notes for more information regarding risks related to our investments in marketable securities and the impact of our trading securities on our reported net income.

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

The following table shows the maturity of our mortgage loans and home equity lines of credit:

PRINCIPAL AMOUNTS BY EXPECTED MATURITY:
(in thousands, except interest rates; Unaudited)

                                               EXPECTED MATURITY DATE (1)
                                               PERIOD ENDING JANUARY 31,                          FAIR VALUE
                                   -------------------------------------------------              JANUARY 31,
                                     2001       2002       2003      2004       2005     TOTAL       2001
                                     ----         ----      ----       ----     ----     -----       ----
ASSETS:
Mortgage Loans.................     $86,780         --        --         --       --    $86,780      $89,343
       Average Interest Rate....      8.75%                                               8.75%

LIABILITIES:
Lines of Credit................      $2,381         --        --         --       --     $2,381       $2,400
       Average Interest Rate....      7.05%                                               7.05%

(1) In the ordinary course of our mortgage business, expected maturity is based on the assumption that loans will be re-sold in the indicated period.

Based on the carrying values of our mortgage loans and lines of credit that we held at January 31, 2001, we do not believe that short-term changes in interest rates will have a material effect on the interest income we earn on loans held for sale in the secondary market, interest expense on our lines of credit or the value of mortgage loans. See Notes 1 and 5 of the financial statement notes for more information regarding risks related to our mortgage loans and lines of credit.

IMPACT OF FOREIGN CURRENCY RATE CHANGES

While the Japanese yen and the Canadian dollar have strengthened during the first six months of fiscal 2001, the currencies of our other subsidiaries remained essentially stable. Because we translate foreign currencies into U.S dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our global subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. Currency exchange risk is also minimized since foreign debt is due almost exclusively in local foreign currencies. As of January 31, 2001, we did not engage in foreign currency hedging activities.

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

--------------------------------------------------------------------------------
ITEM 5
OTHER MATTERS
--------------------------------------------------------------------------------

CHANGES IN EXECUTIVE OFFICERS

As of March 14, 2001, Intuit's executive officers were as follows:

NAME                      AGE    POSITION
Stephen M. Bennett        47     President, Chief Executive Officer and Director
William V. Campbell       60     Chairman of the Board of Directors
Scott D. Cook             48     Chairman of the Executive Committee of the Board of Directors
Alan A. Gleicher          48     Senior Vice President, Global Business Division
Richard William Ihrie     51     Senior Vice President, Technology
David A. Kinser           49     Senior Vice President, Service Delivery and Operations
Greg J. Santora           49     Senior Vice President, Finance and Corporate Services; Chief Financial Officer
Raymond G. Stern          39     Senior Vice President, Corporate Strategy and Marketing
Larry J. Wolfe            50     Senior Vice President, Tax Division
Sonita Ahmed              44     Vice President, Finance & Corporate Controller
Caroline F. Donahue       40     Vice President, Sales
Linda Fellows             52     Vice President, Investor Relations and Treasurer
Elisabeth M. Lang         43     Vice President, Corporate Public Relations & Marketing Communication
Carol Novello             36     Vice President, Financial Supplies Group
Daniel T. Nye             34     Vice President, Small Business Division
Enrico Roderick           41     Vice President, Personal Finance Group
Catherine L. Valentine    48     Vice President, General Counsel and Corporate Secretary
Sherry Whiteley           41     Vice President, Human Resources

--------------------------------------------------------------------------------
ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a)  THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS REPORT.

     None

(b)  REPORTS ON FORM 8-K:

(1) On January 29, 2001, Intuit filed a report on Form 8-K to report under Item 5 that it had completed the sale of certain assets of its Intuit Insurances Services, Inc. subsidiary.

(2)  On February 28, 2001, Intuit filed a report on Form 8-K to report under
     Item 5 its financial results for the quarter ended January 31, 2001. Intuit's balance sheet as of January 31, 2000 and 2001, and statement of operations for the three months and six months ended January 31, 2000 and 2001 were included in the Form 8-K.

--------------------------------------------------------------------------------
SIGNATURES
--------------------------------------------------------------------------------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            INTUIT INC.
                            (REGISTRANT)



Date:  March 14, 2001       By: /s/ Greg J. Santora
                               -------------------------------------
                               Greg J. Santora
                               Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)