Form 10-Q
period 2001-04-30
INTUIT INC
filed 2001-06-13
CIK 896878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2001 or

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

                Approximately 209,143,388 shares of Common Stock,
                       $0.01 par value, as of May 31, 2001

--------------------------------------------------------------------------------
FORM 10-Q
INTUIT INC.
INDEX
--------------------------------------------------------------------------------

                                                                                PAGE
                                                                                ----
                                                                               NUMBER
PART I    FINANCIAL INFORMATION

ITEM 1:   Financial Statements

             Condensed Consolidated Balance Sheets as of
             July 31, 2000 and April 30, 2001.............................        3

             Condensed Consolidated Statements of Operations for
             the three and nine months ended April 30, 2000 and 2001......        4

             Condensed Consolidated Statements of Cash Flows for
             the nine months ended April 30, 2000 and 2001................        5

             Notes to Condensed Consolidated Financial Statements ........        6

ITEM 2:   Management's Discussion and Analysis of Financial
             Condition and Results of Operations..........................       16

ITEM 3:   Quantitative and Qualitative Disclosures about Market Risk......       27

PART II   OTHER INFORMATION

ITEM 1:   Legal Proceedings...............................................       28

ITEM 5:   Other Matters...................................................       29

ITEM 6:   Exhibits and Reports on Form 8-K................................       30

          Signatures......................................................       30

                                   INTUIT INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    JULY 31,         APRIL 30,
(In thousands; Unaudited)                             2000             2001
                                                   -----------      -----------

                     ASSETS

Current assets:

 Cash and cash equivalents ......................  $   416,953      $   437,604
 Short-term investments .........................    1,050,220        1,129,929
 Marketable securities ..........................      225,878          117,494
 Customer deposits ..............................      181,678          221,944
Accounts receivable, net ........................       67,420          103,310
 Mortgage loans .................................       60,330          145,964
 Prepaid expenses and other current assets(1) ...      126,315          134,704
                                                   -----------      -----------
     Total current assets .......................    2,128,794        2,290,949
Property and equipment, net .....................      167,707          181,635
Goodwill and intangibles, net ...................      438,878          487,667
Investments .....................................       31,160           21,311
Other assets(2) .................................      112,363          110,354
                                                   -----------      -----------
Total assets ....................................  $ 2,878,902      $ 3,091,916
                                                   ===========      ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

 Accounts payable ...............................  $    79,145      $    74,709
 Payroll tax obligations ........................      177,002          197,700
 Escrow liabilities .............................       32,077          105,046
 Deferred revenue ...............................      107,578           82,374
 Income taxes payable ...........................      110,743           66,374
 Deferred income taxes ..........................       53,934           36,318
 Other current liabilities ......................      246,358          323,568
                                                   -----------      -----------
     Total current liabilities ..................      806,837          886,089
Long-term obligations ...........................          538           15,786
Minority interest ...............................          238              836
Commitments and contingencies

Stockholders' equity:
 Preferred stock ................................           --               --
 Common stock and additional paid in capital ....    1,521,559        1,682,138
 Deferred compensation ..........................      (26,522)         (23,657)
 Accumulated other comprehensive income, net ....       55,586           31,562
 Retained earnings ..............................      520,666          499,162
                                                   -----------      -----------
     Total stockholders' equity .................    2,071,289        2,189,205
                                                   -----------      -----------
Total liabilities and stockholders' equity ......  $ 2,878,902      $ 3,091,916
                                                   ===========      ===========


(1) Includes $7.2 million notes receivable from Venture Finance Software Corp. as of July 31, 2000.

(2) Includes $6.5 million and $9.5 million loans due from affiliates as of July 31, 2000 and April 30, 2001, respectively.

                             See accompanying notes.

                                   INTUIT INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                           APRIL 30,                     APRIL 30,
                                                      2000           2001           2000            2001
                                                    ---------      ---------      ---------      -----------
(In thousands, except per share data; Unaudited)

Net revenue ......................................  $ 329,139      $ 425,210      $ 931,566      $ 1,070,292

Costs and expenses:

 Cost of revenue .................................     77,647         81,888        232,074          259,446
 Customer service and technical support ..........     31,596         37,538        113,554          116,068
 Selling and marketing ...........................     60,173         68,479        216,188          215,146
 Research and development ........................     40,779         52,697        126,529          155,174
 General and administrative ......................     20,027         23,917         64,846           77,614
 Charge for purchased research and development ...         --            238          1,312              238
 Acquisition related costs .......................     38,404        122,575        121,710          205,328
 Reorganization costs ............................         --             --          3,500               --
                                                    ---------      ---------      ---------      -----------
 Total costs and expenses ........................    268,626        387,332        879,713        1,029,014
                                                    ---------      ---------      ---------      -----------
Income from operations ...........................     60,513         37,878         51,853           41,278
Interest and other income and expense, net .......     14,516         15,070         29,981           47,736
Gain (loss) on marketable securities and other
  investments, net ...............................    422,206        (11,504)       402,096          (87,307)
Gain on divestiture ..............................         --             --             --            1,639
                                                    ---------      ---------      ---------      -----------
Income before income tax, minority interest and
  cumulative effect of accounting change .........    497,235         41,444        483,930            3,346
Income tax provision .............................    200,204         55,294        195,617           38,566
Minority interest (income) .......................        (54)           451           (203)             598
                                                    ---------      ---------      ---------      -----------
Income (loss) before cumulative effect of
  accounting change ..............................    297,085        (14,301)       288,516          (35,818)
Cumulative effect of accounting change, net of
  taxes ..........................................         --             --             --           14,314
                                                    ---------      ---------      ---------      -----------
Net income (loss) ................................  $ 297,085      $ (14,301)     $ 288,516      $   (21,504)
                                                    =========      =========      =========      ===========

Basic net income (loss) per share before
  cumulative effect of accounting change .........  $    1.47      $   (0.07)     $    1.44      $     (0.17)

Cumulative effect of accounting change ...........         --             --             --             0.07
                                                    ---------      ---------      ---------      -----------

Basic net income (loss) per share ................  $    1.47      $   (0.07)     $    1.44      $     (0.10)
                                                    =========      =========      =========      ===========

Shares used in per share amounts .................    202,342        208,715        199,787          207,345
                                                    =========      =========      =========      ===========

Diluted net income (loss) per share before
  cumulative effect of accounting change .........  $    1.39      $   (0.07)     $    1.37      $     (0.17)

Cumulative effect of accounting change ...........         --             --             --             0.07
                                                    ---------      ---------      ---------      -----------

Diluted net income (loss) per share ..............  $    1.39      $   (0.07)     $    1.37      $     (0.10)
                                                    =========      =========      =========      ===========

Shares used in per share amounts .................    214,362        208,715        211,049          207,345
                                                    =========      =========      =========      ===========


                             See accompanying notes.

                                   INTUIT INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     NINE MONTHS ENDED
                                                                         APRIL 30,
(In thousands; Unaudited)                                          2000            2001
                                                                   ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) ...........................................  $ 288,516      $   (21,504)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
       Acquisition related costs ..............................    128,746          213,144
       Depreciation ...........................................     33,682           45,208
       Net (gain) loss from marketable securities and other
         investments ..........................................   (402,096)          87,307
       Charge for purchased research and development ..........      1,312              238
       Cumulative effect of accounting change .................         --          (23,857)
       Deferred income tax (benefit) provision ................     (3,121)          49,793
       Gain on divestiture ....................................         --           (1,639)
  Changes in operating assets and liabilities:
       Customer deposits ......................................      8,621          (40,266)
       Accounts receivable ....................................    (64,390)         (35,445)
       Mortgage loans .........................................     19,798          (85,634)
       Prepaid expenses and other current assets ..............     24,746          (10,071)
       Other assets ...........................................    (17,050)           7,738
       Accounts payable .......................................     27,034          (14,711)
       Payroll tax obligations ................................     10,077           20,702
       Escrow liabilities .....................................    (26,594)          71,844
       Deferred revenue .......................................     23,134          (25,204)
       Income taxes payable ...................................    106,535          (44,369)
       Other current liabilities ..............................     43,601           40,932
       Minority interest ......................................       (203)             598
                                                                 ---------      -----------
         Net cash provided by operating activities ............    202,348          234,804
                                                                 ---------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment ..........................    (71,683)         (58,011)
  Proceeds from the sale of marketable securities .............    519,183           25,238
  Purchase of marketable securities ...........................    (16,500)              --
  Purchase of short-term investments ..........................   (728,504)      (2,581,316)
  Liquidation and maturity of short-term investments ..........    509,259        2,501,607
  Acquisitions, net of cash acquired ..........................    (54,584)        (164,059)
  Purchase of long-term investments ...........................     (7,157)          (3,694)
                                                                 ---------      -----------
          Net cash provided (used) by investing activities ....    150,014         (280,235)
                                                                 ---------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on long-term debt ........................     (3,348)          (2,610)
  Net proceeds (payments) under warehouse line of credit ......    (11,105)           1,125
  Net proceeds from issuance of common stock ..................     70,887           65,086
                                                                 ---------      -----------
          Net cash provided by financing activities ...........     56,434           63,601
                                                                 ---------      -----------
          Effect of foreign currency translation on cash and
            cash equivalents ..................................       (919)           2,481
NET INCREASE IN CASH AND CASH EQUIVALENTS .....................    407,877           20,651
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..............    554,230          416,953
                                                                 ---------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................  $ 962,107      $   437,604
                                                                 =========      ===========


                             See accompanying notes.

                                   INTUIT INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Intuit has prepared the accompanying unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles for interim financial statements. All intercompany balances and transactions have been eliminated in consolidation. Certain other previously reported amounts have been reclassified to conform to the current presentation format. We have included all normal recurring adjustments considered necessary to give a fair presentation of our operating results for the periods shown. Results for the three and nine months ended April 30, 2001 do not necessarily indicate the results to be expected for the fiscal year ending July 31, 2001 or any other future period. All financial statements presented are restated to reflect the combined results of Intuit and our Rock Financial Corporation and Title Source, Inc. subsidiaries that were acquired on December 8, 1999 in a transaction that was accounted for as a pooling of interests. These statements and accompanying notes should be read together with the audited consolidated financial statements for the fiscal year ended July 31, 2000 included in Intuit's Form 10-K, filed with the Securities and Exchange Commission.

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

Net Revenue

We recognize revenue upon shipment of our shrink-wrapped software products, net of returns reserves, based on historical experience, provided that collection is probable and we have no significant remaining obligations. In some situations, we receive advance payments from our customers. Revenue associated with these advance payments is deferred until the products are shipped or services are provided. We also reduce revenue by the estimated cost of rebates when products are shipped.

We recognize revenue from Internet products and services when it is "earned" based on the nature of the particular product or service. For Internet products and services that we provide over a period of time, we recognize revenue pro rata based on the contractual time period. However, where we provide or deliver the Internet product or service at one point in time, we recognize revenue upon delivery of the product or completion of the service.

Intuit also offers several plans under which customers are charged for technical support assistance. We collect fees charged for these plans in advance and we recognize revenue over a period of time (generally one year). We include costs incurred for fee for support plans in cost of goods sold.

We defer loan origination revenue and the associated commissions and processing costs on loans held for sale until the related loan is sold. We recognize gains and losses on loans at the time we sell them, based upon the difference between the selling price and the carrying value of the related loans sold. We recognize loan servicing revenue as the related principal is collected. We recognize interest income on mortgage loans held for sale as it is earned, and we recognize interest expenses on related borrowings as we incur them.

Customer Service and Technical Support

Customer service and technical support costs include the costs associated with performing order processing, answering customer inquiries through websites and other electronic means and providing customer assistance by telephone. In connection with the sale of certain products, Intuit provides a limited amount of free technical support assistance to customers. We do not defer the recognition of any revenue associated with sales of these products, since the cost of providing this free support is insignificant. The support is provided within one year after the associated revenue is recognized and enhancements are minimal and infrequent. We accrue the estimated cost of providing this free support upon product shipment.

Cash, Cash Equivalents and Short-Term Investments

Intuit considers highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Short-term investments are considered available-for-sale debt securities and are carried at amortized cost, which approximates fair value. Available-for-sale debt securities are classified as current assets based upon our intent and ability to use any and all of these securities as necessary to satisfy the significant short-term liquidity requirements that may arise from the highly seasonal and cyclical nature of our business. Based on our significant business seasonality, cash flow requirements within quarters may fluctuate dramatically and require us to use a significant amount of the short-term investments held as available-for-sale debt securities.

The following schedule summarizes the estimated fair value of our cash, cash equivalents, and short-term investments:

                                              JULY 31,       APRIL 30,
                                                2000           2001
                                             ----------     ----------
(In thousands)

Cash and cash equivalents:
 Cash ....................................   $    4,298     $   40,197
 Certificate of deposits .................           --          6,309
 Money market funds ......................      338,462        388,495
 Commercial paper and corporate notes ....       29,543             --
 Municipal bonds .........................       44,650          2,603
                                             ----------     ----------
                                             $  416,953     $  437,604
                                             ==========     ==========

Short-term investments:
  Certificates of deposit ............  $    5,053     $       --
  Corporate notes ....................      75,640         64,671
  Municipal bonds ....................     920,360      1,045,258
  U.S. Government securities .........      49,167         20,000
                                        ----------     ----------
                                        $1,050,220     $1,129,929
                                        ==========     ==========

The following table outlines the estimated fair value of Intuit's available-for-sale debt securities held in short-term investments classified by the maturity date listed on the security.

                                    JULY 31,         APRIL 30,
                                      2000              2001
                                   ----------        ----------
(In thousands)
  Due within one year ........     $  235,998        $  181,690
  Due within two years .......        157,309           201,044
  Due within three years .....         13,039             1,785
  Due after three years ......        638,821           745,410
                                   ----------        ----------
                                   $1,045,167        $1,129,929
                                   ==========        ==========

Marketable Securities

We currently hold several marketable securities, most of which we acquired in connection with strategic business transactions and relationships. Our available-for-sale equity securities are carried at fair value and we include unrealized gains and losses, net of tax, in stockholders' equity. We have designated our investments in At Home Corporation (which does business as Excite@Home), VeriSign and 724 Solutions as trading securities and fluctuations in the market value of these shares are reported in net income. We held the following marketable securities at July 31, 2000 and April 30, 2001:

AVAILABLE-FOR-SALE EQUITY                COST          GROSS UNREALIZED          ESTIMATED
SECURITIES                              BASIS         GAINS         LOSSES       FAIR VALUE
-------------------------              --------     ---------      ---------     ----------
(In thousands)
JULY 31, 2000
Checkfree Corporation common stock     $ 36,875     $ 115,000      $      --      $151,875
Homestore.com, Inc. common stock          1,689        10,626             --        12,315
Quotesmith.com, Inc. common stock         5,645            --         (2,721)        2,924
S1 Corporation common stock              49,997            --        (25,302)       24,695
                                       --------     ---------      ---------      --------
                                       $ 94,206     $ 125,626      $ (28,023)     $191,809
                                       ========     =========      =========      ========

APRIL 30, 2001
Checkfree Corporation common stock     $ 35,621     $  60,592      $      --      $ 96,213
InsWeb Corporation common stock          10,810            --         (3,720)        7,090
S1 Corporation common stock               9,769            --         (3,313)        6,456
                                       --------     ---------      ---------      --------
                                       $ 56,200     $  60,592      $  (7,033)     $109,759
                                       ========     =========      =========      ========

                                                        CUMULATIVE NET
                                          COST            RECOGNIZED       ESTIMATED
TRADING SECURITIES                        BASIS            LOSSES          FAIR VALUE
                                        ---------       --------------     ----------
(In thousands)
JULY 31, 2000
Excite@Home common stock                $ 119,366         $ (92,997)        $26,369
VeriSign, Inc. common stock                 4,916            (1,833)          3,083
724 Solutions, Inc. common stock            7,700            (3,083)          4,617
                                        ---------         ---------         -------
                                        $ 131,982         $ (97,913)        $34,069
                                        =========         =========         =======

APRIL 30, 2001
Excite@Home common stock                $ 114,614         $(107,760)        $ 6,854
VeriSign, Inc. common stock                 2,458            (1,960)            498
724 Solutions, Inc. common stock            2,118            (1,735)            383
                                        ---------         ---------         -------
                                        $ 119,190         $(111,455)        $ 7,735
                                        =========         =========         =======

The cost basis of our marketable securities reflect adjustments for other than temporary impairments in value as well as sales of securities.

Our marketable securities are quoted on the Nasdaq National Market. All of our marketable securities are stocks of high technology companies that have been extremely volatile. The market prices of a number of these companies' stocks have declined substantially. Declines in the market prices of stocks we hold could continue. These declines have resulted, and could continue to result, in a material reduction in the carrying value of these assets and a negative impact on our operating results. For example, if our available-for-sale securities experience further declines in fair value that is considered other than temporary, we will record the additional loss in the period when the subsequent impairment becomes apparent.

During the nine months ended April 30, 2001, we recorded a loss of $40.2 million to recognize an other than temporary decline in the value of our S1 shares for the difference between our original cost of $51.50 per share and $10.06 per share, the fair value as of October 31, 2000 the date we made the impairment determination.

During the nine months ended April 30, 2001, we sold 85,000 shares of Checkfree, 351,865 shares of Homestore.com, and 99,902 shares of 724 Solutions. In connection with these sales we recognized realized gains of $4.0 million, $ 11.1 million, and $0.1 million, respectively. In addition, we sold 9,715 shares of VeriSign, 1,197,327 shares of Quotesmith.com and 75,000 shares of Excite@Home and recognized aggregate realized losses of $5.1 million. Total net gains on sales of marketable securities were $10.1 million for the nine months ended April 30, 2001. This gain was offset by recognized losses of $42.2 million to reflect a decline in valuations of our trading securities and S1 options, and a loss of $55.2 million for other than temporary declines in the value of our marketable securities and other investments. This resulted in combined net losses on marketable securities and other investments of $87.3 million for the nine months ended April 30, 2001.

Goodwill and Purchased Intangible Assets

We record goodwill when the purchase price exceeds the book value of net assets acquired. Goodwill is amortized on a straight-line basis over periods ranging from 3 to 5 years. The cost of identified intangibles is generally amortized on a straight-line basis over periods ranging from 1 to 15 years.

We regularly perform reviews to determine if the carrying values of our long-lived assets are impaired. The reviews look for the existence of facts or circumstances, either internal or external, which indicate that the carrying value of the asset cannot be recovered. During the third quarter, events and circumstances indicated possible impairment of our long-lived assets consisting principally of acquired intangible assets and goodwill. These indicators included deterioration in the business climate for web-based companies and recent changes in our fiscal 2002 operating forecasts.

We measured the impairment loss related to long-lived assets based on the amount by which the carrying amount of such assets exceeded their fair values. Our measurement of fair value was based on an analysis of the future discounted cash flows at the enterprise level. In performing this analysis, we used the best information available in the circumstances including reasonable and supportable assumptions and projections. The discounted cash flow analysis considered the likelihood of possible outcomes and was based on our best estimate of projected future cash flows, including terminal value cash flows expected to result from the disposition of the assets at the end of their useful lives. The anticipated proceeds from the pending disposition of a portion of Venture Finance Software Corp. ("VFSC"), our Quicken Bill Manager business, assisted management in the determination of the fair value of the assets associated with VFSC as of April 30, 2001. Based on our analysis we recorded a charge of $51 million and $26 million to write down the goodwill associated with VFSC and SecureTax, respectively. If necessary, we will perform subsequent calculations to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets. If market values for the assets are not available, the fair value would be calculated using the present value of estimated expected future cash flows. The cash flow calculations would be based on management's best estimates, using appropriate assumptions and projections at the time.

Goodwill and purchased intangible assets consisted of the following:

                                                                NET BALANCE AT
                                             LIFE IN    -------------------------------
                                              YEARS     JULY 31, 2000    APRIL 30, 2001
                                             -------    -------------    --------------
   (in thousands)
   Goodwill................................   3-5         $358,890          $370,200
   Customer lists..........................   3-5           57,890            60,926
   Covenant not to compete.................   3-5            4,992             3,501
   Purchased technology....................   1-5           10,990            44,276
   Assembled workforce.....................   2-5            1,976             4,216
   Trade names and logos...................   1-15           4,140             4,548

Balances presented above are net of total accumulated amortization of $465.3 million and $569.6 million at July 31, 2000 and April 30, 2001, respectively.

Concentration of Credit Risk

We are subject to risks related to changes in the values of our significant balances of, marketable securities, private equity investments and short-term investments, as well as risks related to the collectability of our trade accounts receivable. At April 30, 2001, we held approximately $117.5 million in marketable securities, as described in "Marketable Securities," above. Fluctuations in the market value of our shares in Excite@Home, VeriSign and 724 Solutions result in recognized gains and losses in our statement of operations on an ongoing basis, since these investments are treated as trading securities. If there were an other than temporary impairment in any marketable securities held as available-for-sale, we would report this decline in our statement of operations. See "Marketable Securities," above in Note 1 for a discussion of risks associated with our marketable securities. At April 30, 2001, we held approximately $19.8 million in private equity investments, net of reserves for potential declines in value that are other than temporary. Our remaining portfolio is diversified and consists primarily of short-term investment-grade securities.

To appropriately manage the credit risk associated with accounts receivable, Intuit performs ongoing evaluations of customer credit. Generally, no collateral is required. We maintain reserves for estimated credit losses and these losses have historically been within our expectations. At April 30, 2001, we had one distributor, that accounted for approximately 25% of our accounts receivable balance.

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

Loan commitments subject us to market risks and credit risks. Market risk occurs if interest rates rise after a loan commitment is made. To offset this risk on conventional loans that are in process, we utilize mandatory forward sale commitments and purchase puts and calls on U.S. Treasury securities. At April 30, 2001, we had $214.3 million in mandatory forward sale commitments for future delivery of FNMA and FHLMC securities. Loan commitments also involve credit risk relating to the customer, which is not reflected on the balance sheet. We use the same credit policies for making credit commitments as we do for the underlying loan product.

Loan commitments to extend credit at July 31, 2000 and April 30, 2001 were as follows:

                                      JULY 31, 2000                APRIL 30, 2001
                                --------------------------   --------------------------
                                FIXED-RATE   VARIABLE-RATE   FIXED-RATE   VARIABLE-RATE
                                ----------   -------------   ----------   -------------
(In thousands)
Conventional prime loans...      $167,000       $31,100       $377,091       $48,390
Sub-prime loans............         4,200         1,700          3,239           587
High-LTV loans.............           600            --             25            --
                                 --------       -------       --------       -------
                                 $171,800       $32,800       $380,355       $48,977
                                 ========       =======       ========       =======

Recent Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires us to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. It further provides criteria for designating derivative instruments at fair value, cash flow, or foreign currency hedges, and establishes accounting standards for reporting changes in the fair value of the derivative instruments. Upon the date of adoption, August 1, 2000, we recorded the cumulative effect of the change in accounting for derivatives for our 4.6 million S1 options held in long term investments. This resulted in a one-time cumulative effect of $14.3 million, net of taxes totaling $9.5 million, as of August 1, 2000. The one-time cumulative effect created a decrease of $0.07 per share on the basic and diluted net loss per share for the nine month period ended April 30, 2001. FAS 133 requires the derivatives to be carried at fair value, so subsequent fluctuations in the fair value of these options will be included in our net income. For the three and nine months ended April 30, 2001 these fluctuations resulted in a loss of $3.4 million and $13.4 million net of taxes, respectively.
The following table shows what adjusted net income and diluted net income per share would have been as if we had adopted this standard as of the beginning of fiscal 2000:

                                                       Nine Months Ended April 30, 2000
                                                       --------------------------------
                                                         As Adjusted      As Reported
                                                         -----------      -----------
(In thousands, except per share data)
Net income .......................................        $323,657         $288,516

Diluted net income per share .....................        $   1.53         $   1.37

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements ("SAB 101"), as amended in March and June 2000. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements for all public registrants. We are required to adopt SAB 101 no later than our fourth quarter of 2001. The adoption of SAB 101 is not expected to have a material effect on our financial position or results of operations.

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

3. COMPREHENSIVE NET INCOME

Statement of Financial Accounting No. 130, "Reporting Comprehensive Income" ("SFAS 130") establishes standards for reporting and displaying comprehensive net income and its components in stockholders' equity. However, it has no impact on our net income as presented in our financial statements. SFAS 130 requires foreign currency translation adjustments and changes in the fair value of available-for-sale securities to be included in comprehensive income.

The components of comprehensive net income, net of tax, are as follows:

                                                       NINE MONTHS ENDED APRIL 30,
                                                       ---------------------------
                                                           2000          2001
                                                         ---------     --------
  (In thousands)
  Beginning balance, net of tax.....................     $  79,144     $ 55,586
  Unrealized gain (loss) on marketable securities...       447,333      (72,560)
  Realized (gain) loss on marketable securities.....      (435,713)      28,518
  Tax effect on marketable securities...............        20,241       17,808
  Translation adjustment gain (loss), net of tax....          (910)       2,211
                                                         ---------     --------
  Ending balance, net of tax........................     $ 110,095     $ 31,562
                                                         =========     ========

4. ACQUISITIONS

On August 30, 2000, we purchased all of the outstanding securities of Venture Finance Software Corp. ("VFSC") that were not already held by Intuit (approximately 51%) for approximately $118 million in cash (including approximately $4.5 million in option exercise and tax payments in connection with VFSC options exercised immediately prior to the purchase). We accounted for the acquisition of VFSC as a purchase for accounting purposes and allocated approximately $113 million to identified intangible assets and goodwill. These assets were determined to be impaired by $51 million as of April 30, 2001. The remaining balance of $52.8 million, net of accumulated depreciation year to date, is being amortized over approximately three years.

On December 20, 2000, we acquired all of the outstanding stock of EmployeeMatters, Inc., in exchange for approximately $41.9 million in Intuit stock, the elimination of approximately $8.0 million in bridge loans we extended to EmployeeMatters prior to the closing, and the assumption of approximately $3.4 million of liabilities. We accounted for the acquisition of EmployeeMatters as a purchase for accounting purposes and allocated approximately $53.3 million to identified intangible assets and goodwill. These assets are being amortized over periods of three to five years.

On April 17, 2001, we acquired substantially all of the assets of Tax and Accounting Software Corporation ("TAASC"), for $63.0 million in cash and approximately $7.8 million in accrued costs. We accounted for the acquisition of TAASC as a purchase for accounting purposes and allocated approximately $69.8 million to identified intangible assets and goodwill. These assets are being amortized over five years.

We classify the following expenses as acquisition related costs in our statement of operations:

                                Three Months Ended April 30,  Nine Months Ended April 30,
(In thousands)                      2000           2001           2000           2001
                                  --------       --------       --------       --------
Amortization of goodwill          $ 29,515       $ 37,880       $ 89,101       $106,504
Amortization of intangibles          6,758          6,458         20,573         18,184
Deferred compensation                1,137          1,233          2,882          3,563
Impairment charge                       --         77,000             --         77,000
Other                                  994              4          9,154             77
                                  --------       --------       --------       --------
                                  $ 38,404       $122,575       $121,710       $205,328
                                  ========       ========       ========       ========

5. DISCONTINUED OPERATIONS AND DIVESTITURES

On January 24, 2001, we sold selected assets of our Quicken Insurance business to InsWeb Corp. for approximately $10.8 million of InsWeb common stock. As a result of the divestiture, we recorded a pre-tax gain of $1.6 million and a related tax provision of $0.6 million in the second quarter of fiscal 2001.

In addition, Intuit and InsWeb entered into a distribution agreement under which InsWeb became the exclusive consumer insurance aggregator for Intuit's Quicken.com and QuickenInsurance Web sites and certain Quicken consumer desktop products. In exchange, Intuit is sharing associated revenues, which are subject to certain minimums, over the 5-year term of the distribution agreement.

6. BORROWINGS

We have two mortgage lines of credit, which balances are reflected in escrow liabilities. The first line of credit currently provides for up to $50 million principal amount of demand loans secured by mortgage loans and other assets. As of April 30, 2001 our outstanding balance was $3.7 million. Interest rates on loans vary depending on the type of underlying loan, and the loans are subject to sub-limits, advance rates and warehouse terms that vary depending on the type of underlying loan. The interest rates in effect at July 31, 2000 and April 30, 2001 were 7.89% and 5.96%, respectively, while the weighted average interest rates for the nine months ended April 30, 2000 and 2001 were 7.18% and 7.07%, respectively. We are required to maintain a minimum tangible net worth and to satisfy other financial covenants, as outlined in the line of credit agreements. We were in compliance with the requirements as of July 31, 2000 and April 30, 2001.

Our second line of credit advances may be drawn for working capital and sub-prime, high loan-to-value and conventional prime mortgage loans. Advances are due on demand and are collateralized by residential first and second mortgages. Advances are based on a formula computation, with interest due monthly. The maximum outstanding balance permitted under this line is $20 million. During the second and third quarters of fiscal 2001 we had a zero balance outstanding for the line of credit.

7. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

                                                           JULY 31,      APRIL 30,
   (In thousands)                                            2000          2001
                                                           --------      ---------
   Accrued compensation ..............................     $ 49,303      $ 66,327
   Short-term notes payable ..........................       34,286        37,884
   Future payments due for CRI acquisition ...........       44,916        47,373
   Rebates............................................       21,552        34,485
   Reserve for returns and exchanges .................       60,979        68,654
   Other accruals.....................................       35,322        68,845
                                                           --------      --------
                                                           $246,358      $323,568
                                                           ========      ========

8. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

The following information is provided in accordance with Statement of Financial Accounting No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way in which public companies disclose certain information about operating segments in the company's financial reports. Since Internet-based revenues and expenses cut across all of our business divisions, we do not report results of our Internet-based businesses as a separate business segment in our financial statements. Instead, each of our business divisions reports Internet-based revenues and expenses that are specific to its operations and are included in its results. Intuit does not track assets by operating segments. Consequently, we do not disclose assets by operating segments. The following unaudited results for the nine months ended April 30, 2000 and 2001 are broken out by our operating segments:

NINE MONTHS ENDED                                       SMALL                CONSUMER      GLOBAL
APRIL 30, 2000                                         BUSINESS     TAX       FINANCE     BUSINESS
(In thousands)                                         DIVISION   DIVISION   DIVISION     DIVISION  OTHER(1)    CONSOLIDATED
                                                       --------   --------   ---------    --------  ---------   ------------
Net revenue ........................................   $307,606   $365,473   $ 183,921    $74,566   $      --    $ 931,566
Segment operating income (loss) ....................     50,099    150,099     (18,818)     5,108          --      186,488
Acquisition costs ..................................         --         --          --         --    (130,058)    (130,058)
Reorganization costs ...............................         --         --          --         --      (3,500)      (3,500)
Common expenses ....................................         --         --          --         --      (1,077)      (1,077)
                                                       --------   --------   ---------    -------   ---------    ---------
Sub-total operating income (loss) ..................     50,099    150,099     (18,818)     5,108    (134,635)      51,853
Interest income (expense) and other items ..........         --         --          --         --      29,981       29,981
Realized net gain (loss) on marketable securities ..         --         --          --         --     402,096      402,096
Gain on divestiture ................................         --         --          --         --          --           --
                                                       --------   --------   ---------    -------   ---------    ---------
Net income (loss) before tax .......................   $ 50,099   $150,099   $ (18,818)   $ 5,108   $ 297,442    $ 483,930
                                                       ========   ========   =========    =======   =========    =========

NINE MONTHS ENDED                                      SMALL                CONSUMER    GLOBAL
APRIL 30, 2001                                        BUSINESS     TAX      FINANCE    BUSINESS
(In thousands)                                        DIVISION   DIVISION   DIVISION   DIVISION    OTHER      CONSOLIDATED
                                                      --------   --------   --------   --------  ---------    ------------
Net revenue ........................................  $357,305   $437,177   $195,265   $80,545   $      --    $ 1,070,292
Segment operating income (loss) ....................    58,013    208,439      2,638     4,106          --        273,196
Acquisition costs ..................................        --         --         --        --    (216,786)      (216,786)
Reorganization costs ...............................        --         --         --        --          --             --
Common expenses ....................................        --         --         --        --     (15,132)       (15,132)
                                                      --------   --------   --------   -------   ---------    -----------
Sub-total operating income (loss) ..................    58,013    208,439      2,638     4,106    (231,918)        41,278
Interest income (expense) and other items ..........        --         --         --        --      47,736         47,736
Realized net gain (loss) on marketable securities ..       --         --         --        --     (87,307)       (87,307)
Gain on divestiture ................................        --         --         --        --       1,639          1,639
                                                      --------   --------   --------   -------   ---------    -----------
Net income (loss) before tax .......................  $ 58,013   $208,439   $  2,638   $ 4,106   $(269,850)   $     3,346
                                                      ========   ========   ========   =======   =========    ===========

(1) Common expenses in fiscal 2000 have been reclassified to conform to the current presentation format.

9. NOTES PAYABLE AND COMMITMENTS

In March 2001, our Japanese subsidiary, Intuit KK, refinanced its one-year loan agreement with a Japanese bank for approximately $30.3 million. The loan is denominated in Japanese yen and is therefore subject to foreign currency fluctuations when translated to U.S. dollars for reporting purposes. The interest rate is variable based on the Tokyo inter-bank offered rate or the short-term prime rate offered in Japan. At April 30, 2001, the rate was approximately 0.72%. The fair value of the loan approximates cost as the interest rate on the borrowings is adjusted periodically to reflect market rates (which are currently significantly lower in Japan than in the United States). We are obligated to pay interest only on the loan through March 2002.

10. INCOME TAXES

Intuit computes the provision for income taxes by applying the estimated annual effective tax rate to recurring operations and other taxable items. Our effective tax rate differs from the federal statutory rate primarily because of tax credits, tax exempt interest income, state taxes, non deductible acquisition costs and certain foreign losses.

11. LITIGATION

On March 3, 2000, a class action lawsuit, Bruce v. Intuit Inc., was filed in the United States District Court, Central District of California, Eastern Division. Two virtually identical lawsuits were later filed: Rubin v. Intuit Inc., was filed on March 8, 2000 in the United States District Court, Southern District of New York and Newby v. Intuit Inc. was filed on April 27, 2000, in the United States District Court, Central District of California, Eastern Division. The Bruce and Newby lawsuits were consolidated into one lawsuit, In re Intuit Privacy Litigation, filed on July 28, 2000 in the United States District Court of California, Eastern Division. Following Intuit's successful motion to dismiss several of the claims, an amended complaint was filed on May 2, 2001. A similar lawsuit, Almanza v. Intuit Inc. was filed on March 22, 2000 in the Superior Court of State of California, San Bernardino County, Rancho Cucamonga Division. An amended complaint was filed on October 26, 2000. These purported class actions allege violations of various federal and California statutes and common law claims for invasion of privacy based upon the alleged intentional disclosure to third parties of personal and private customer information entered at Intuit's Quicken.com website. The complaints seek injunctive relief, orders to disgorge profits related to the alleged acts, and statutory and other damages. Intuit believes these lawsuits are without merit and intends to defend the litigation vigorously.

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

12. SUBSEQUENT EVENTS

    Sale of Quicken Bill Manager

On May 15, 2001, we sold the technology assets of our Quicken Bill Manager business to Princeton eCom Corporation. In exchange for these assets, Intuit is entitled to receive, at Princeton eCom's election to be made by February 2002, either shares of Princeton eCom common stock equal to approximately 20% of Princeton eCom's fully diluted shares or cash payments in four annual installments, beginning in February 2002, with each cash installment to equal 25% of the value, measured at the time of the payment, of the Princeton eCom shares that Intuit would have received if Princeton had elected to pay with shares of its stock.

In addition, Intuit and Princeton eCom entered into several multi-year business agreements related to bill payment and presentment. Under these agreements, Intuit will offer Web-based Quicken Bill Manager-branded service processed by Princeton eCom and will receive a share in revenues derived from the services. Intuit will also receive certain payments if Princeton eCom licenses the Web-based user interface technology to third parties. Intuit will utilize Princeton eCom as a provider of bill payment and presentment services for Intuit's Quicken desktop bill management services. Princeton eCom was also granted a license to use the "Powered by Quicken Bill Manager" mark on third party sites.

    Share Repurchase Program

On May 22, 2001, we announced that our board of directors has authorized a three-year stock repurchase program for the purchase up to $500 million of common stock. The program authorizes us to repurchase shares of common stock on the open market from time to time, depending on general market conditions and the trading price of our common stock. The company's cash and cash equivalents will fund the repurchases.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

CAUTIONS ABOUT FORWARD LOOKING STATEMENTS

Throughout this Form 10-Q, you will find "forward-looking" statements, or statements about events or circumstances that have not yet occurred. In some cases, you can identify these statements by forward-looking words such as "may," "might," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue," and other similar terms. These forward-looking statements include, among other things, the potential for our emerging businesses and our payroll business, the anticipated future growth of our mortgage revenue, predictions about QuickBooks new user growth and upgrade rates for existing customers, expected trends in operating income and expenses and capital needs. These statements are only predictions, based on our current expectations about future events. We cannot guarantee future results, performance or achievements or guarantee that predictions or current expectations will be accurate. In addition, we will not necessarily update these statements if circumstances change in the future. These forward-looking statements involve risks and uncertainties, and our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. The important factors that could cause our results to differ are discussed under "Risks That Could Affect Future Results," at the end of this Item 2. This Item 2 should also be read in conjunction with the Consolidated Financial Statements and related Notes in Part I, Item 1 of this Form 10-Q, and our fiscal 2000 Form 10K.

OVERVIEW

Intuit's mission is to revolutionize how people manage their financial lives and small businesses manage their businesses. We strive to offer innovative products and services that will revolutionize how individuals and small businesses manage their activities. We offer a variety of small business, tax preparation and personal finance software products and related products and services that include Quicken(R), QuickBooks(R), Quicken TurboTax(R), ProSeries(R) and Lacerte(R) desktop software products, as well as an array of Internet-based products and services, including QuickBooks Deluxe Payroll service, QuickBase(R), Quicken TurboTax for the Web, Quicken.com(SM) and Quicken Loans.(SM)

Our business is highly seasonal. Sales of tax products are heavily concentrated from November through March. Sales of small business and consumer finance products are typically strongest during the year-end holiday buying season and the beginning of the calendar year, and therefore our major product launches usually occur in the fall or early winter to take advantage of these customer buying patterns. These seasonal patterns mean that revenue is usually highest during the quarters ending January 31 and April 30. We experience lower revenues for the quarters ending July 31 and October 31, while our operating expenses to develop and support products and services continue at relatively consistent levels during these periods. This can result in significant operating losses in the July 31 and October 31 quarters. Operating results can also fluctuate for other reasons, such as changes in product release dates, non-recurring events such as acquisitions, dispositions, gains and losses from marketable securities, and product price cuts in quarters that have relatively high fixed expenses. Acquisitions and dispositions in particular can have a significant impact on the comparability of both our quarterly and annual results, and acquisition-related expenses continue to have a negative impact on our earnings.

While desktop software and related products and services provide a majority of our revenue, our Internet-based revenue is continuing to grow. We use the term Internet-based revenue to include revenue from both Internet-enabled products and services as well as revenue generated by electronic ordering and/or delivery of traditional desktop software products and financial supplies. Since Internet-based revenues cut across all of our business divisions, we do not report results of our Internet-based revenues separately in our financial statements. Instead, each of our business divisions reports Internet-based revenues that are specific to its operations and are included in its results.

We believe our internal emerging businesses will provide an opportunity to increase revenue in fiscal 2001 and beyond. We have made significant progress in several of these businesses in the past. During fiscal 2000, our web-based tax preparation and electronic filing services achieved profitability. During both the second and third quarter of fiscal 2001, the profitability of our Quicken Loans and payroll businesses improved significantly from the prior year. During the second quarter of fiscal 2001, we introduced QuickBooks for the Web, which provides basic accounting functionality on the web, and QuickBase, a web-based tool that lets customers create, manage and share data from a browser. In February 2001, we announced the Intuit Developer Network, a program that gives software developers access to application programming interfaces (APIs) for various Intuit small business products, so that they can develop software applications that will be available to Intuit's small business customers. Despite this progress, investors should be aware that most of our emerging businesses are still in their initial stages and are not yet generating either profits or significant revenue. We anticipate increased spending in an effort to capitalize on new business opportunities. Year over year, as of April 30, 2001 we have doubled our investments in our internally developed emerging businesses. We expect to continue increasing our investment in emerging businesses during the remainder of fiscal 2001. See "Risks That Could Affect Future Results."

RESULTS OF OPERATIONS

The following tables set forth data from our consolidated statements of operations for the quarter and year-to-date ended April 30, 2000 and 2001. Results for all periods include activity for Rock Financial Corporation and Title Source, Inc. (collectively, "Rock"), which were acquired in December 1999. As the acquisition of Rock was accounted for as a pooling of interests, all prior periods have been restated to reflect the combined results of Rock and Intuit. See Note 1 of the financial statements.

NET REVENUE

The following revenue discussion is categorized by our business divisions. The table below shows each business division's percentage of our net revenue for the quarter and year-to-date ended April 30, 2000 and 2001. See Note 8 of the financial statements for additional information about our business segments.

                                   Q3       %       Q3       %       %       YTD      %       YTD        %        %
(Dollars in millions;                                              CHANGE                                       CHANGE
Unaudited)                        FY00   REVENUE   FY01   REVENUE    Q3     FY00   REVENUE    FY01    REVENUE    YTD
                                 ------  -------  ------  -------  ------  ------  -------  --------  -------   ------
Small Business Division .....    $ 90.7     28%   $103.5     24%     14%   $307.6     33%   $  357.3     33%     16%
Tax Division ................     168.6     51%    232.5     55%     38%    365.5     39%      437.2     41%     20%
Consumer Finance Division ...      43.2     13%     65.3     15%     51%    183.9     20%      195.2     18%      6%
Global Business Division ....      26.6      8%     23.9      6%    (10)%    74.6      8%       80.6      8%      8%

    Total net revenue........    $329.1    100%   $425.2    100%     29%   $931.6    100%   $1,070.3    100%     15%

Small Business Division.

Small Business Division revenue is derived primarily from QuickBooks desktop products, financial supplies, payroll services, the QuickBooks Support Network ("QBSN"), and QuickBooks Internet Gateway services ("QBIG").

Revenue for the Small Business Division increased by 14% and 16% for quarter and year to date ended April 30, 2001 compared to the same periods in the prior year. Our QuickBooks business (including QuickBooks desktop products, QBSN and QBIG) experienced revenue growth of 5% and 9% for the quarter and year to date ended April 30, 2001, compared to the same period a year ago. This growth was primarily attributable to increased QBIG revenue as well as higher average selling prices for our QuickBooks desktop products. These factors were partially offset by 12% and 18% declines in unit sales for our QuickBooks desktop products for the quarter and year to date ended April 30, 2001. These results primarily reflect a year-over-year decline in the rate at which existing QuickBooks customers upgraded to a newer QuickBooks product, as well as lower acquisition rate of new users compared to the prior year. Year 2000 concerns skewed both the normal seasonal patterns and traditional annual upgrade patterns in fiscal 2000. Almost 50 percent of our customers upgraded last year due to Year 2000 concerns. QuickBooks revenue results also reflect slower economic growth in the U.S. and other major markets for our QuickBooks products, which has resulted in slower new customer acquisition.

Payroll services experienced revenue growth of 56% and 54% for the quarter and year to date, compared to the same periods a year ago. Significant price increases contributed to this growth for both our Basic Payroll Service and our online Deluxe Payroll Service. Both services also experienced solid growth in their customer base. While we believe our payroll business, and the Deluxe Payroll Service in particular, will provide us with a significant opportunity to generate recurring revenue in the future, we face a number of ongoing challenges and risks, including operational issues in activating payroll customers. See "Risks That Could Affect Future Results."

Tax Division

Tax Division revenue is derived primarily from Quicken TurboTax consumer desktop tax preparation software, Quicken TurboTax for the Web online tax preparation services, ProSeries and Lacerte professional tax preparation products and electronic tax filing services.

Overall, Tax Division revenue for the quarter and year to date increased by 38% and 20%, respectively compared to the same periods last year. The increase in revenue was due to a combination of higher average selling prices to reflect product enhancements (such as the Automated Tax Return feature) and increased unit sales of our desktop and web-based tax preparation products. Our web-based preparation and electronic filing services experienced strong growth during the current tax season. Year to date through April 30, 2001, web tax preparation revenue grew 130% from the prior year, driven by price increases and a 73% increase in federal tax unit volume. We experienced an increase in the number of customers who take advantage of our free electronic tax preparation and filing through Quicken Tax Freedom Project, which accounted for approximately 50% of total Quicken TurboTax for the Web federal units.

Our professional tax products experienced revenue growth of 17% and 10% for the quarter and year to date, respectively compared to the same periods a year ago. This growth in revenue was the result of higher average selling prices of our ProSeries and Lacerte unlimited-use products, as well as pay-per return unit growth.

Although we are encouraged by the year to date results for our tax products, revenues for the full tax season are still subject to consumer product returns from our retail distribution channels. While we expect our reserves for returned products will be adequate to cover retailers' returns of unsold products during the next two quarters, higher than expected returns could have a negative impact on revenue for the full season.

In April 2001, we completed our acquisition of Tax and Accounting Software Corp. ("TAASC"), which offered a fully integrated suite of software tools for accounting and tax professionals. TAASC will become part of our professional tax division. See Note 4 of the financial statements.

Consumer Finance Division

Consumer Finance Division revenue comes primarily from Quicken desktop products, Quicken Loans, advertising, sponsorship and placement fees from Quicken.com and Quicken, and online transactions.

Revenue for the Consumer Finance Division increased by 51% and 6% for the quarter and year to date, respectively compared to the same periods a year ago. The Consumer Finance Division benefited from revenue growth experienced by our Quicken Loans mortgage business of 209% and 68% for the quarter and year to date respectively, compared to the same periods a year ago. Mortgage revenue increases reflect both an increase in volume of loans sold, as well as increase in margins earned on loan fees and gains on the sale of loans. Mortgage revenue growth is primarily attributable to process efficiencies and infrastructure improvements that we have made that allow us to capitalize on the mortgage rate environment. While we expect continued growth in our mortgage business, we do not expect revenue and profit growth rates experienced by our mortgage business year to date during fiscal 2001 to be sustainable long-term. We face continuing challenges, including mortgage rate fluctuations. See "Risks That Could Affect Future Results."

For the quarter our Quicken product line revenue was roughly flat compared to the same period a year ago. Year to date our Quicken products experienced a decline in revenues of 12%, compared to the prior year. Our year to date comparative results were negatively impacted by strong consumer demand during the prior year periods as a result of a significant number of customers upgrading due to Year 2000 concerns. In addition, Quicken.com advertising and sponsorship revenue declined due to reduced advertising spending by potential purchasers of Internet advertising. Our Quicken product line faces many challenges in the personal financial software category, including continued competition from Microsoft's Money product and from other web-based personal finance tracking and management tools that are becoming increasingly available at no cost to consumers.

On May 15, 2001, we completed the sale of our Quicken Bill Manager business to Princeton eCom Corporation. See Note 12 of the financial statements for details about this transaction. We do not expect this transaction to have a material impact on revenue for the remainder of fiscal 2001, though it may have a slight positive impact on operating income.

Global Business Division

Global Business Division revenues come primarily from small business products in Japan, QuickBooks, Quicken and tax products in Canada, QuickBooks, Quicken and consumer tax products in Europe, and QuickBooks and Quicken products in Southeast Asia.

Overall, the Global Business Division revenue declined 10% for the quarter ended April 30, 2001 and increased 8% year to date compared to the same periods last year. The decline for the quarter is primarily due to relatively higher revenue in the second quarter compared to the third quarter because of Canada's early launch of the localized version of QuickBooks 2001. In addition, year to date we experienced a 68% year-over-year decline in QuickBooks retail sales in Japan for the quarter due to prior year promotion activities that were discontinued in fiscal 2001.

The year-to date increase in revenues can be attributed to overall growth in Canada's professional tax revenue as a result of an acquisition we made earlier in the current fiscal year, and an increase in Europe revenue due to an earlier release of QuickBooks compared to last year. Partially offsetting the increases, we experienced an adverse foreign exchange rate impact year to date.

COST OF REVENUE                   Q3       %      Q3        %       %      YTD       %      YTD        %        %
(Dollars in millions;                                             CHANGE                                      CHANGE
Unaudited)                       FY00   REVENUE  FY01    REVENUE    Q3     FY00   REVENUE   FY01    REVENUE    YTD
                                 -----  -------  -----   -------  ------  ------  -------  ------   -------   ------
Product and services...........  $75.5    23%    $77.5     18%       3%   $225.1    24%    $248.2     23%       10%
Amortization of purchased
  software & other.............    2.1     1%      4.4      1%     110%      7.0     1%      11.2      1%       60%

    Total of cost of revenue...  $77.6    24%    $81.9     19%       6%   $232.1    25%    $259.4     24%       12%

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

Total cost of revenue as a percentage of revenue declined to 19% and 24% for the quarter and year to date ended April 30, 2001, compared to 24% and 25% for the same periods in the prior year. These declines are primarily attributable to improved inventory management with lower excess and obsolete inventory expenses for all our product lines. We expect cost of revenue for fiscal 2001 to be roughly flat compared to the prior year as a percentage of revenue.

OPERATING EXPENSES                 Q3         %       Q3        %        %       YTD       %      YTD       %        %
(Dollars in                       FY00     REVENUE   FY01    REVENUE   CHANGE    FY00   REVENUE   FY01   REVENUE   CHANGE
millions; Unaudited)                                                     Q3                                         YTD
                                 ------    -------  ------   -------   ------   ------  -------  ------  -------   ------
Customer service and
  technical support ..........   $ 31.6      10%    $ 37.5       9%      19%    $113.6    12%    $116.1    11%        2%
Selling and marketing ........     60.2      18%      68.5      16%      14%     216.2    23%     215.2    20%       (1)%
Research and development .....     40.8      12%      52.7      12%      29%     126.5    14%     155.2    15%       23%
General and administrative ...     20.0       6%      23.9       6%      20%      64.8     7%      77.6     7%       20%
Charge for purchased
  research and development....       --      --        0.2      --       --        1.3    --        0.2    --       (85)%
Acquisition related costs.....     38.4      12%     122.6      29%     219%     121.7    13%     205.3    19%       69%
Reorganization costs..........       --      --         --      --       --        3.5    --         --    --      (100)%
    Total operating expenses..   $191.0      58%    $305.4      72%      60%    $647.6    70%    $769.6    72%       19%

Customer Service and Technical Support.

Customer service and technical support expenses were 9% and 11% of revenue for the quarter and year to date ended April 30, 2001, compared to 10% and 12% for the same periods of the prior year. This improvement reflects the continued efficiency gains in providing customer service and technical support less expensively through websites and other electronic means, and from the expansion of the QuickBooks Support Network and our other fee-for-support programs.

Selling and Marketing.

Selling and marketing expenses were 16% and 20% of revenue for the quarter and year to date ended April 30, 2001, compared to 18% and 23% for the same periods of the prior year. The decline in selling and marketing costs as a percentage of revenue for both the quarter and year to date is partly attributable to a reclassification of certain Quicken Loans expenses from sales and marketing expenses to cost of revenue in fiscal 2001. In addition, in the prior year we incurred higher than normal selling and marketing expenses to notify customers of Year 2000 issues and solutions. The year-over-year declines also reflect relatively higher sales and marketing expenses in the first half of fiscal 2000 due to aggressive marketing programs relating to the expansion of our Internet-based businesses and the extremely competitive consumer tax season with the entrance and subsequent exit of Microsoft's TaxSaver product, as well as relatively lower marketing expenditures during fiscal 2001 year to date for Quicken Loans and QuickBooks Deluxe Payroll Service, as those services have begun to more fully leverage the value of the Intuit brands.

Research and Development.

Research and development expenses were 12% and 15% of revenue for the quarter and year to date ended April 30, 2001, compared to 12% and 14% for the same periods of the prior year. We expect to continue significant investments in research and development, particularly for our emerging service businesses.

General and Administrative.

General and administrative expenses were 6% and 7% of revenue for the quarter and year to date ended April 30, 2000 and 2001, respectively. For our entire fiscal year 2001, we expect general and administrative expenses to remain roughly flat as a percentage of revenue compared to fiscal 2000.

Charge for Purchased Research and Development.

For the quarter ended April 30, 2001, we recorded a charge for purchased research and development of $0.2 million as a result of our acquisition of Tax and Accounting Software Corporation. During the first quarter of fiscal 2000, we recorded charges of $1.3 million for purchased research and development as a result of our Boston Light and Hutchison acquisitions. See Note 4 of the financial statements. In connection with these acquisitions, and with the assistance of third party appraisers, we determined the value of in-process projects under development for which technological feasibility had not been established. The value of the projects was determined by estimating the costs to develop the in-process technology into commercially feasible products, estimating the net cash flows we believed would result from the products and discounting these net cash flows back to their present value.

Acquisition Related Costs.

Acquisition related costs include the amortization of goodwill and purchased intangible assets, deferred compensation expenses arising from acquisitions, and impairment charges. (See Note 4 of the financial statements.) These costs increased to $122.6 million and $205.3 million for the quarter and year to date, compared to $38.4 million and $121.7 million for the same periods a year ago. The quarter and year to date increase was the primarily attributable to an impairment charge of $77.0 million recorded in the third quarter of fiscal 2001 During our review for impairment in the third quarter, events and circumstances indicated possible impairment of our long-lived assets consisting principally of acquired intangible assets and goodwill. These indicators included deterioration in the business climate for web-based companies and recent changes in our fiscal 2002 operating forecasts.

We measured the impairment loss related to long-lived assets based on the amount by which the carrying amount of such assets exceeded their fair values. Our measurement of fair value was based on an analysis of the future discounted cash flows at the enterprise level. In performing this analysis, we used the best information available in the circumstances including reasonable and supportable assumptions and projections. The discounted cash flow analysis considered the likelihood of possible outcomes and was based on our best estimate of projected future cash flows, including terminal value cash flows expected to result from the disposition of the assets at the end of their useful lives. The anticipated proceeds from the pending disposition of a portion of Venture Finance Software Corp. ("VFSC"), our Quicken Bill Manager business assisted management in the determination of the fair value of the assets associated with VFSC as of April 30, 2001. Based on our analysis we recorded an impairment charge of $51 million and $26 million associated with VFSC and SecureTax, respectively.

Amortization expense related to completed acquisitions will continue to have a negative impact on our operating results in future periods. Assuming we do not experience any further impairment of value of the intangible assets that would require us to accelerate amortization, under the current accounting guidance, amortization will be approximately $185.6 million, $180.5 million, $156.5 million and $75.9 million for the years ending July 31, 2001 through 2004, respectively. See "Risks That Could Affect Future Results." If we complete additional acquisitions or accelerate amortization in the future, there would be an incremental negative impact on operating results. See also "Risks that Could Affect Future Results" for a discussion of possible accounting changes related to goodwill amortization.

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

NON-OPERATING INCOME AND EXPENSES

Interest and Other Income and Expense, Net.

For the quarter and year to date ended April 30, 2001, interest and other income and expense, net, increased to $15.1 million and $47.7 million compared to $14.5 million and $30.0 million, for the same periods a year ago. The increases reflect higher cash and short-term investment balances due primarily to proceeds from sales of marketable securities.

Net gain (loss) from Marketable Securities and Other Investments.

For the quarter and year to date ended April 30, 2001, we recorded net losses from marketable securities and other investments of $(11.5) million and $(87.3) million, compared to net gains of $422.2 million and $402.1 million for the same periods a year ago. The losses incurred during the quarter and year to date ended April 30, 2001, are due primarily to declines in the values of certain equity investments held as trading securities below our cost, as well as charges to reflect other than temporary declines in the values of certain private equity investments. We consider our shares of Excite@Home, VeriSign and 724 Solutions common stock as trading securities. See Note 1 of the financial statements. As a result, unrealized gains and losses due to market fluctuations in these securities are included in our net income. Recent declines in the market have significantly reduced the value of our trading and available-for-sale securities, and we expect this volatility to continue for the foreseeable future. If the market value of these trading securities continues to decline significantly in the future, it would have a negative impact on our earnings. Other than temporary decline of the values of our available-for-sale and private equity investments could result in additional losses.

Income Taxes.

For the quarter and year to date ended April 30, 2001, we recorded an income tax provision of $55.3 million and $38.6 million, on a pretax income of $41.4 million and $3.3 million. This compares to an income tax provision of $200.2 million and $195.6 million, on a pretax income of $497.2 million and $483.9 million, for the same periods a year ago. At April 30, 2001, there was a valuation allowance of $11.4 million for tax assets of our global subsidiaries based on management's assessment that we may not receive the benefit of certain loss carry forwards.

Cumulative Effect of Accounting Change.

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

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2001, our unrestricted cash and cash equivalents totaled $437.6 million, a $20.7 million increase from July 31, 2000. Year to date, the improvement in liquidity was the result of net cash provided by operating and financing activities, which were partially offset by investing activities.

Our operations provided $234.8 million in cash year to date. Cash from operating activities is driven by the seasonality of our business, which typically results in the majority of net revenues and cash receipts occurring in the January and April quarters, though operating expenses are incurred throughout the year. In addition, adjustments made for non-cash expenses such as amortization of goodwill and other purchased intangibles of $213.1 million, which included a $77.0 million impairment charge, and losses on marketable securities and other investments, net, of $87.3 million, contributed to the cash provided by operations. The primary use of cash year to date was an increase in mortgage loans of $85.6 million due to increased activity in our mortgage business. In addition, we also recorded non-cash adjustments for a pre-tax cumulative accounting gain relating to a change in the method of accounting for derivatives of $23.9 million and a net loss of $21.5 million, year to date.

Investing activities used $280.2 million in cash year to date. The primary use of cash was for business acquisitions, which included Venture Finance Software Corp. in the first quarter (for $118 million in cash), and Tax and Accounting Software Corp. in the third quarter (for $63 million in cash). As part of our continuing internal investment in information systems and infrastructure for our emerging business, we purchased $58.0 million of property and equipment year to date.

Financing activities provided $63.6 million year to date, primarily attributable to proceeds from the exercise of employee stock options.

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

In connection with our acquisition of Computing Resources, Inc. in May 1999, we are required to pay three annual installments of $25 million, the second of which was paid in May 2001. In the normal course of business, we enter into leases for new or expanded facilities in both domestic and global locations. We also evaluate, on an ongoing basis, the merits of acquiring technology or businesses, or establishing strategic relationships with and investing in other companies. Accordingly, it is possible that we may decide to use cash and cash equivalents to fund such activities in the future.

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

Our revenue and earnings are highly seasonal, which causes significant quarterly fluctuations in our revenue and net income. Several of our businesses are highly seasonal - particularly our tax business, but also small business and consumer finance to a lesser extent. This causes significant quarterly fluctuations in our financial results. Revenue and earnings are usually strongest during the quarters ending January 31 and April 30. We experience lower revenues, and often significant operating losses, in the July 31 and October 31 quarters.

Acquisition-related charges can cause significant fluctuation in our net income. Our recent acquisitions have resulted in significant expenses, including amortization of purchased software, goodwill and purchased intangibles, and charges for in-process research and development. Acquisition-related expenses were $80.9 million in fiscal 1998, $100.7 million in fiscal 1999, $168.1 million in fiscal 2000 and $216.8 in the nine months ended April 30, 2001, including a charge of $77 million in the third quarter of fiscal 2001 to write down the long-lived intangible assets related to two recent acquisitions (see Note 1 of the financial statements). Additional acquisitions and any additional accelerated impairment of the value of purchased assets, could have a significant negative impact on future operating results.

Proposed Financial Accounting Standards Board guidelines relating to accounting for goodwill could make our acquisition-related charges less predictable in any given reporting period. On February 14, 2001, the FASB issued a limited revision of its Exposure Draft, Business Combinations and Intangible Assets that establishes a new standard for accounting for goodwill acquired in a business combination. It would continue to require recognition of goodwill as an asset but would not permit amortization of goodwill as currently required. Under the proposed statement, goodwill would be separately tested for impairment using a fair-value-based approach when an event occurs indicating the potential for impairment. Any required goodwill impairment charges would be presented as a separate line item within the operating section of the income statement. The shift from an amortization approach to an impairment approach would apply to previously recorded goodwill as well as goodwill arising from acquisitions completed after the application of the new standard. If the standard is adopted as described above, our goodwill amortization charges would cease. However, it is possible that in the future, we would incur less frequent, but larger, impairment charges related to the goodwill already recorded as well as goodwill arising out of future acquisitions as we continue to expand our business.

Gains and losses related to marketable securities can cause significant fluctuation in our net income. Our investment activities have had a significant impact on our net income. We recorded pre-tax net gains from marketable securities and other investments of $579.2 million in fiscal 1999 and $481.1 million in fiscal 2000 and a pre-tax net loss of $87.3 for the nine months ended April 30, 2001. See Note 1 of the financial statements. Fiscal 2000 and 2001 decreases in the market prices of our trading securities have resulted in significant reductions in our pre-tax income. Future price fluctuations in trading securities, and any significant long-term declines in value of other securities, could reduce our net income in future periods.

A general decline in economic conditions could lead to reduced demand for our products and services. The recent downturn in general economic conditions has led to reduced demand for a variety of goods and services, including many technology products, and we believe the economic decline has been partially responsible for slower than expected growth in our Small Business Division. If conditions continue to decline, or fail to improve, in geographic areas that are significant to us, such as the United States, Canada and Japan, we could see a significant decrease in the overall demand for our products and services that could harm our operating results.

We face risks relating to customer privacy and security and increasing regulation, which could hinder the growth of our businesses - particularly our Internet-based businesses. Despite our efforts to address customer concerns about privacy and security, these issues still pose a significant risk, and we have experienced lawsuits and negative publicity relating to privacy issues. For example, during fiscal 2000 and fiscal 2001, there have been press articles criticizing our privacy and security practices as they relate to the connectivity of our desktop software to our web sites. We have faced lawsuits and negative press alleging that we improperly shared information about customers with third party "ad servers" for our web sites. A major breach of customer privacy or security by Intuit, or even by another company, could have serious consequences for our businesses - particularly our Internet businesses - including reduced customer interest and/or additional regulation by federal or state agencies. For example, if a "hacker" were able to overcome the security precautions we take to protect our customers' consumer tax preparation information, it could have a material negative impact on our operating results and our relationships with our customers. In addition, mandatory privacy and security standards and protocols are still being developed by government agencies, and we may incur significant expenses to comply with any requirements that are ultimately adopted. For example, under the Gramm Leach Bliley Act recently adopted by the federal government, by July 1, 2001 Intuit will be required to provide written notice of its privacy practices to many of its customers. We must give customers an opportunity to state their preferences regarding Intuit's use of their non-public personal information, and we must honor those preferences. If Internet use does not grow as a result of privacy or security concerns, increasing regulation or for other reasons, the growth of our Internet-based businesses would be hindered.

We face competitive pressures in all of our businesses, which can have a negative impact on our revenue, profitability and market position. There are formidable current and potential competitors in the private sector, and we also face potential competition from publicly-funded government entities seeking to competitively enter private markets in the United States for consumer electronic financial services. Accordingly, we expect competition to remain intense during the rest of fiscal 2001.

Despite our efforts to adequately staff and equip our customer service and technical support operations, we cannot always respond promptly to customer requests for assistance. We occasionally experience customer service and support problems, including longer than expected "hold" times when our staffing is inadequate to handle higher than anticipated call volume, and a large number of inquiries from customers checking on the status of product orders when the timing of shipments fails to meet customer expectations. This can adversely affect customer relationships and our financial performance. In order to improve our customer service and technical support, we must continue to focus on eliminating underlying causes of service and support calls (through product improvements and better order fulfillment processes), and on more accurately anticipating demand for customer service and technical support.

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

If we do not continue to successfully refine and update the business and operating models for our Internet-based products and services and other emerging service businesses, and continue to improve the operational support for these businesses, the businesses will not achieve sustainable financial viability or broad customer acceptance. Our business models for our Internet-based businesses and other emerging service businesses have more complex and varied revenue streams than our traditional desktop software businesses. For these businesses to become and remain economically viable, we must continually refine their business and operating models to reflect evolving economic circumstances. These businesses also depend on a different operational infrastructure than our desktop software businesses, and we must continually develop, expand and modify internal systems and procedures to support these businesses. In particular, our web-based tax preparation and electronic filing services must effectively handle extremely heavy customer demand during the peak tax season. If we are unable to meet customer expectations in a cost-effective manner, it could result in lost customers, negative publicity, and increased operating costs, which could have a significant negative impact on the financial and market success of these businesses.

If we are unable to capitalize on new sources of revenue for our QuickBooks business, the business will not be able to achieve sustained growth. Sales of our QuickBooks desktop product for fiscal 2001 year to date are lower than expected, due to lower upgrades sales to existing customers compared to fiscal 2000, as well as lower than expected sales to new customers. We cannot rely solely on these sources of revenue to provide sustainable future growth for our Small Business Division. We must generate revenue from broader markets and customer segments as well as from new products and services.

If we are unable to successfully restructure our QuickBooks Internet Gateway services and business model, the services will not achieve and maintain acceptance by customers and the third-party vendors who provide these services, and they will not generate long-term revenue growth or profitability. Intuit is refining its approach to selecting and working with QuickBooks Gateway vendors. Although we are seeing encouraging results for some services, such as merchant account services, that are more closely integrated with QuickBooks, we have ended relationships with most of our smaller alliance companies where the business results are not meeting our expectations or theirs. To maintain other current relationships, we may be required to adapt them in ways that are less attractive to us, financially or otherwise. In addition, QuickBooks Internet Gateway Services are currently available only to customers using QuickBooks 2000 or QuickBooks 2001, so customer adoption of the services is somewhat dependent on unit sales of newer QuickBooks products to new customers and to customers upgrading from older versions of the product. Customer upgrade and new user acquisition rates for QuickBooks 2001 have been lower than historical levels.

In order to successfully grow our payroll services business, we must continue to improve the efficiency and effectiveness of our payroll processing operations and streamline customer activations for our Deluxe and Premier payroll processing service. The payroll processing business involves a number of business risks if we make errors in providing accurate and timely payroll information, cash deposits or tax return filings, including potential liability to customers, additional expense to correct product errors and loss of customers. For our Internet-based services (the Deluxe service, as well as the online Basic service), we must improve our operations to give customers more reliable connectivity to our data center to transmit and receive payroll data and tax tables. In order to expand the customer bases for our Deluxe and Premier payroll services, we must continue to focus on streamlining the service activation process for new customers.

It is unlikely that the revenue and profit growth rates experienced by our mortgage business year-to-date during fiscal 2001 will be sustainable long-term, either on a year-over-year basis or on a sequential quarter basis. Mortgage rate increases, the impact of the economic climate on the housing market, business operation risks and other factors could result in significantly lower revenue and profit growth for our mortgage business. Increases in mortgage rates and other interest rates adversely affected our mortgage business during 2000, contributing to a significant revenue decline from fiscal 1999 to fiscal 2000. Conversely, declines in mortgage rates during fiscal 2001 have had a positive impact on revenue. If mortgage rates rise again, this could negatively impact the volume of applications and closed loans, particularly our most mortgage-rate sensitive products such as conventional loans and refinancing loans. Fluctuations in non-mortgage rates also create risks with respect to the loans on our balance sheet and impact our cost of funds to provide loans. In addition, our ability to successfully streamline the online application, approval, and closing process will have a significant impact on our ability to attract customers to our mortgage service, and on our ability to continue increasing the percentage of our mortgage revenue generated through the online channel compared to branch offices. We must also maintain relationships with certain banks and other third parties who we will rely on to provide access to capital, and later, service the loans. If we are unable to maintain key relationships, or if the terms of key relationships change to be less favorable to Intuit, it could have a negative impact on our mortgage business and on Intuit's financial results.

Our ability to conduct business could be impacted by a variety of factors such as electrical power interruptions, earthquakes, fires and other similar events. Our business operations depend on the efficient and uninterrupted operation of a large number computer and communications hardware and software systems. These systems are vulnerable to damage or interruption from electrical power interruptions, telecommunication failures, earthquakes, fires, floods, and other similar events. Recently, electrical power in certain locations in California has been interrupted for short periods of time in the form of "rolling blackouts." We have principal facilities (including our primary data center) located in California. To date, our business operations have not been materially impacted by these outages. However, it is possible that rolling blackouts will continue in the foreseeable future and our facilities could be significantly affected in the future. We currently have short-term alternate sources of power (in the form of backup batteries and generators) for all of our critical customer-facing operations in California, including our primary data center. However, if rolling blackouts become more frequent and/or longer in duration, it is possible that our alternative sources of power would be insufficient to allow us to continue our operations without interruption. Other events such as earthquakes, fires and floods, could also impact our ability to continue our business operations. For our Internet-based services, the system failures of various third-party Internet service providers, online service providers and other website operators could result in interruption in our services to our customers. Any significant interruptions in our ability to conduct our business operations could reduce our revenue and operating income. Our business interruption insurance may not adequately compensate us for the impact of interruptions to our business operations.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

--------------------------------------------------------------------------------

SHORT-TERM INVESTMENT PORTFOLIO

We do not hold derivative financial instruments in our short-term investment portfolio. Our short-term investments consist of instruments that meet quality standards consistent with our investment policy. This policy dictates that we diversify our holdings and limit our short-term investments with any individual issuer in a managed portfolio to a maximum of $5 million. Our policy also dictates that all short-term investments mature in 24 months or less.

MARKETABLE SECURITIES

We carried significant balances in marketable equity securities as of April 30, 2001. These securities are subject to considerable market risk due to their volatility. Fluctuations in the carrying value of our shares of Excite@Home, VeriSign and 724 Solutions will have an immediate impact on our earnings because we report these shares as trading securities. See Note 1 of the financial statement notes for more information regarding risks related to our investments in marketable securities and the impact of our trading securities on our reported net income.

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

The following table shows the maturity of our mortgage loans held for sale and home equity lines of credit:

PRINCIPAL AMOUNTS BY EXPECTED MATURITY:
(in thousands, except interest rates; Unaudited)

                                            EXPECTED MATURITY DATE(1)
                                              PERIOD ENDING APRIL 30,                       FAIR VALUE
                                    ----------------------------------------                 APRIL 30,
                                    2001      2002     2003     2004    2005     TOTAL         2001
                                    ----      ----     ----     ----    ----     -----         ----
ASSETS:
Mortgage Loans.................   $144,050     --       --       --      --     $144,050     $148,121
    Average Interest Rate......      7.82%                                         7.82%

LIABILITIES:
Lines of Credit................   $  3,705      --       --       --      --    $  3,705     $  3,800
    Average Interest Rate......      5.96%                                         5.96%

(1) In the ordinary course of our mortgage business, expected maturity is based on the assumption that loans will be re-sold in the indicated period.

Based on the carrying values of our mortgage loans held for sale and lines of credit that we held at April 30, 2001, we do not believe that short-term changes in interest rates will have a material effect on the interest income we earn on loans held for sale in the secondary market, interest expense on our lines of credit or the value of mortgage loans. See Notes 1 and 6 of the financial statement notes for more information regarding risks related to our mortgage loans and lines of credit.

IMPACT OF FOREIGN CURRENCY RATE CHANGES

Most local currencies of our international subsidiaries have slightly weakened during the first nine months of fiscal 2001. Because we translate foreign currencies into U.S dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our global subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. Currency exchange risk is also minimized since foreign debt is due almost exclusively in local foreign currencies. As of April 30, 2001, we did not engage in foreign currency hedging activities.

--------------------------------------------------------------------------------
PART II
ITEM 1
LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

On March 3, 2000, a class action lawsuit, Bruce v. Intuit Inc., was filed in the United States District Court, Central District of California, Eastern Division. Two virtually identical lawsuits were later filed: Rubin v. Intuit Inc., was filed on March 8, 2000 in the United States District Court, Southern District of New York and Newby v. Intuit Inc. was filed on April 27, 2000, in the United States District Court, Central District of California, Eastern Division. The Bruce and Newby lawsuits were consolidated into one lawsuit, In re Intuit Privacy Litigation, filed on July 28, 2000 in the United States District Court of California, Eastern Division. Following Intuit's successful motion to dismiss several of the claims, an amended complaint was filed on May 2, 2001. A similar lawsuit, Almanza v. Intuit Inc. was filed on March 22, 2000 in the Superior Court of State of California, San Bernardino County, Rancho Cucamonga Division. An amended complaint was filed on October 26, 2000. These purported class actions allege violations of various federal and California statutes and common law claims for invasion of privacy based upon the alleged intentional disclosure to third parties of personal and private customer information entered at Intuit's Quicken.com website. The complaints seek injunctive relief, orders to disgorge profits related to the alleged acts, and statutory and other damages. Intuit believes these lawsuits are without merit and intends to defend the litigation vigorously.

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

--------------------------------------------------------------------------------
ITEM 5
OTHER MATTERS
--------------------------------------------------------------------------------

CHANGES IN EXECUTIVE OFFICERS

As of June 12, 2001, Intuit's executive officers were as follows:

NAME                      AGE   POSITION
----                      ---   --------
Stephen M. Bennett        47    President, Chief Executive Officer and Director; Acting Senior
                                Vice President, Small Business Division
William V. Campbell       60    Chairman of the Board of Directors
Scott D. Cook             48    Chairman of the Executive Committee of the Board of Directors
Thomas A. Allanson        43    Senior Vice President, Tax Division
Alan A. Gleicher          48    Senior Vice President, Global Business Division
Richard William Ihrie     51    Senior Vice President and Chief Technology Officer
Greg J. Santora           50    Senior Vice President and Chief Financial Officer
Raymond G. Stern          39    Senior Vice President, Corporate Strategy and Marketing
Sonita Ahmed              44    Vice President, Finance and Corporate Controller
Caroline F. Donahue       40    Vice President, Sales
Linda Fellows             52    Vice President, Investor Relations and Treasurer
Elisabeth M. Lang         44    Vice President, Corporate Public Relations and Marketing Communication
Carol Novello             36    Vice President - Marketing, Small Business Division
Enrico Roderick           42    Vice President, Personal Finance Group
Catherine L. Valentine    48    Vice President, General Counsel and Corporate Secretary
Sherry Whiteley           41    Vice President, Human Resources

Mr. Allanson joined Intuit in September 2000 as Vice President of Tax Strategy and was promoted to Senior Vice President of the Tax Division in April 2001. Prior to joining Intuit, he was with GE Capital Colonial Pacific Leasing (a vendor financial services business) from May 1995 through August 2000, serving as President from October 1998 to August 2000. He was Sales Effectiveness Leader/GM from September 1997 to October 1998 and was Manager, Marketing Equipment Business (an electrical distribution and control business) from May 1995 through September 1997. Mr. Allanson holds a Bachelor of Science degree in mechanical engineering from Auburn University.

--------------------------------------------------------------------------------
ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a)     THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS REPORT:

10.01          Amendment No. 1, dated January 17, 2001, to Employment Agreement between Intuit Inc. and
               Stephen M. Bennett date January 21, 2000
10.02          Amendment No. 1, dated January 17, 2001, to Restricted Stock Purchase Agreement between
               Intuit Inc. and Stephen M. Bennett with respect to 150,000 shares of Intuit Common Stock
10.03          Amendment No. 1, dated January 17, 2001, to Restricted Stock Purchase Agreement between
               Intuit Inc. and Stephen M. Bennett with respect to 75,000 shares of Intuit Common Stock
10.04          Secured Full Recourse Promissory Note and Stock Pledge Agreement, dated March 30, 2001, between Intuit Inc. and Stephen M. Bennett
10.05          Letter from Intuit to Stephen M. Bennett, dated April 6, 2001, confirming forgiveness of certain loan interest
10.06          Separation Agreement between Daniel T. H. Nye and Intuit Inc. dated March 26, 2001
10.07          Amendment No. 1 dated May 29, 2001, to Secured Balloon Payment Bridge Loan Promissory
               Note between Intuit Inc. and Thomas A. Allanson

----------------

(b)     REPORTS ON FORM 8-K:

(1)     On April 17, 2001, Intuit filed a report on Form 8-K to report under
        Item 5 that it had acquired the assets of Tax and Accounting Software Corporation.

(2) On May 24, 2001, Intuit filed a report on Form 8-K to report under Item 5 (a) the sale of its Quicken Bill Manager business to Princeton eCom Corporation; (b) the authorization of a $500 million three-year stock repurchase program; and (c) its financial results for the quarter ended April 30, 2001. Intuit's balance sheet as of April 30, 2000 and 2001, and statement of operations for the three months and nine months ended April 30, 2000 and 2001 were included in the Form 8-K.


--------------------------------------------------------------------------------
SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         INTUIT INC.
                         (REGISTRANT)


Date: June 13, 2001      By: /s/ Greg J. Santora
                            ----------------------------------------------------
                               Greg J. Santora
                               Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)