Form 10-K405
period 2001-07-31
INTUIT INC
filed 2001-10-05
CIK 896878

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2001 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-21180

INTUIT INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0034661

(State of Incorporation)	(IRS Employer Identification No.)

2535 Garcia Avenue, Mountain View, CA 94043
(Address of Principal Executive Offices, including zip code)

(650) 944-6000
(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Securities registered pursuant to Section 12(g) of the Act:	None Common Stock, $0.01 par value Preferred Stock Purchase Rights

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of September 28, 2001, there were 211,222,603 shares of the Registrant’s common stock, $0.01 par value, outstanding. This is the only outstanding class of common stock of the Registrant. As of that date, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant (based on the closing price of $35.80 for the common stock as quoted by the Nasdaq Stock Market on that date), was approximately $6,925,914,683.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held in January 2002 are incorporated by reference into Part III of this report on Form 10-K.

FISCAL 2001 FORM 10-K
INTUIT INC.

PART I

ITEM 1
BUSINESS

CORPORATE BACKGROUND

Intuit® began operations in March 1983 and was incorporated in California in March 1984. In March 1993, we reincorporated in Delaware and completed our initial public offering. Our principal executive offices are located at 2535 Garcia Avenue, Mountain View, California, 94043, and our telephone number is (650) 944-6000. When we refer to “we,” “our” or “Intuit” in this Form 10-K, we mean the current Delaware corporation (Intuit Inc.) and its California predecessor, as well as all of our consolidated subsidiaries.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Throughout this Form 10-K, you will find “forward-looking” statements, or statements about events or circumstances that have not yet occurred. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” and other similar terms. These forward-looking statements may include, among other things, projections of our future financial performance, our anticipated growth, our strategies and anticipated trends in our businesses. These statements are only predictions, based on our current expectations about future events. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements or that predictions or current expectations will be accurate, and we will not update information in this Form 10-K if any forward-looking statement later turns out to be inaccurate. These forward-looking statements involve risks and uncertainties, and our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. The important factors that could cause our results to differ are discussed under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks That Could Affect Future Results,” beginning on page 29. We encourage you to read that section carefully.

BUSINESS OVERVIEW

Intuit’s Mission: Revolutionizing Financial and Business Management

Intuit’s mission is to revolutionize how people manage their financial lives, and how small businesses and accounting professionals manage their businesses. We are the leading provider of small business, tax preparation and personal finance software products and Web-based services that simplify complex financial tasks for consumers, small businesses and accounting professionals. Our principal products and services include Quicken®, QuickBooks®, Quicken TurboTax®, ProSeries®, Lacerte® and Quicken Loans™. Details about our products and services are provided beginning on page 5.

Business Strategy and Key Initiatives

Our strategy is to build and maintain a sustainable competitive advantage in each business we’re in. The following key initiatives support our business strategy:

•	Deliver innovative solutions to our customers that make complex tasks simple, and deliver great end-to-end customer experiences. During the past few years, we have delivered a number of new and innovative solutions to our customers, including the “Instant Data Entry” feature in our Quicken TurboTax products, our Live Tax Advice service available to all taxpayers, QuickBooks Online Billing, and QuickBase®, our Web-sharable information management solution. We’re also focused on ensuring that every customer contact with us is a great experience, in order to enhance the already-strong customer loyalty we enjoy.

•	Utilize third-party relationships and acquisitions to improve our competitive position and drive revenue and profit growth. In the past few years we have established a number of key third party relationships, such as Wells Fargo for our QuickBooks Internet Gateway merchant account service, and we’ve also made a number of acquisitions, primarily in the small business and tax areas. These relationships and acquisitions have improved our competitive advantage by complementing and strengthening our existing businesses. We believe they position us well for future growth.

•	Improve profitability through operational rigor. We have improved our focus and execution in a number of areas, including resource allocation, process excellence and procurement. As a result of our improved resource allocation rigor, we identified two businesses where we were not on a path to achieve a sustainable competitive advantage, and we exited those businesses in fiscal 2001.

•	Put in place process and technology infrastructures that deliver competitive advantage and support profit growth. We have significantly strengthened and deepened our management team over the past 18 months, creating a number of new officer-level positions to bring in new expertise, including a chief technology officer and a chief information officer. We have also added senior leaders to head our procurement efforts and Six Sigma process excellence initiatives.

•	Be a great place to work and attract great people. Our employees are the key to our success. We strive to maintain a productive and performance-oriented work environment that supports employee growth and development and recognizes and rewards contributions.

“Right for My Business” Small Business Strategy

In September 2001, we announced our “Right for My Business” strategy for our Small Business Division, to better address the small business management market opportunity. Our focus is to be the right solution for every small business by providing tools and services that address the unique needs of each small business.

Industry-Specific Accounting Solutions. As part of that strategy, we intend to offer industry-specific accounting solutions to meet the specialized requirements of small businesses in selected vertical industries. We have announced the following three initiatives to achieve that goal:

•	We are developing industry-specific versions of QuickBooks, such as an edition of QuickBooks designed specifically for accountants, and an electronic cash register software solution designed for retailers.

•	We are expanding the Intuit Developer Network, a multifaceted initiative that includes giving software developers access to the application programming interfaces for certain of our small business products. Through the Intuit Developer Network we are encouraging third party software developers to develop applications that integrate with certain of our small business products. We expect that this will include applications that address the needs of small businesses in specific vertical industries.

•	We are actively pursuing acquisitions of companies that offer standalone business management solutions to small businesses in specific industries. For example, we have signed an agreement to acquire substantially all of the assets of OMware, Inc., the provider of “The Master Builder,” a leading business management solution for the construction industry.

Beyond Entry-Level Accounting. A second part of our “Right for My Business” strategy is to provide accounting solutions for companies that, due to their larger size or complexity, have more demanding accounting needs. Our product initiatives include QuickBooks Premier, which is being designed for small businesses that want more advanced accounting functionality. We are also working on an accounting software product for even larger, more complex businesses.

Business Management Solutions. The third part of our “Right for My Business” strategy is expansion of our efforts to provide business solutions that go beyond accounting software, to address a wider range of business management issues facing small businesses. We currently offer a number of business management tools, including payroll services and financial supplies, as well as QuickBase, our online database service that enables users to organize, manage and share a wide range of information over the Internet quickly, easily and at a reasonable cost. We plan to offer a QuickBooks retirement solution designed to offer small businesses a variety of retirement plan options, and a human resource management tool to help small businesses manage all aspects of employee administration.

PRODUCTS AND SERVICES

Intuit offers products and services in five principal business divisions: Small Business, Tax, Personal Finance, Quicken Loans and Global Business. Our primary products and services are described below. For financial information about these businesses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page 20 and Note 15 of the financial statements. For a description of principal risks associated with these businesses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks that Could Affect Future Results,” beginning on page 29.

Small Business Division

QuickBooks Software. Our QuickBooks product line brings extensive bookkeeping capabilities, as well as business management tools, to small business users in an easy-to-use design that does not require customers to be familiar with debit/credit accounting. QuickBooks for the Web™ provides basic financial and accounting management capabilities with any time, anywhere access. We also sell a variety of technical support programs to our QuickBooks customers through the QuickBooks Support Network.

Our QuickBooks 2001 products offer a variety of Web-enabled features, including QuickBooks Online Billing, which allows small businesses to send invoices online, and to utilize a third-party service provider to receive customer payments electronically. The QuickBooks Internet Gateway platform gives customers access to a range of online small business service offerings from third-party vendors, including the QuickBooks Merchant Account Service, which enables small businesses to accept credit card payments from their customers. Gateway vendors generally pay us a portion of their ongoing Gateway-generated revenues and/or per-customer fees, and often certain set-up and marketing fees as well, in order to participate in the program.

Employer Services. The mission of our Employer Services group is to help small business owners better manage key tasks relating to their employees. We offer three primary payroll services. Our Basic Payroll Service is a payroll tax table subscription service for small business customers that need current tax tables to prepare their own payrolls. Our Deluxe Payroll Service is an online payroll services that handles all aspects of payroll processing, including tax payments and filings. It is fully integrated with QuickBooks, so customer data entry is minimized. Our Premier Payroll Service provides traditional, full service payroll processing, tax payment and check delivery services on a private-label basis to customers of participating financial institutions. Our acquisition of EmployeeMatters, Inc. in December 2000 is enabling us to expand our employer services into new areas, including retirement solutions and human resource management tools.

Financial Supplies. We offer a range of financial supplies, many of which integrate with our small business, personal finance and professional tax software products. Examples of our supplies products include paper checks, envelopes, invoices, deposit slips, stationery and business cards, as well as tax forms, tax return presentation folders and other items for professional tax preparers. Many products can incorporate customer logos and offer a variety of color, font and design options.

Tax Division

Desktop Consumer Tax Software. Our Quicken TurboTax desktop products are designed to enable individuals and small business owners to prepare their own federal and state personal and business income tax returns easily, quickly and accurately. Our consumer tax products are designed to be easy to use, but sophisticated enough for complicated tax returns. The innovative “Instant Data Entry” feature enables taxpayers to import data from Form W-2s (wages)

and Form 1099s (interest, dividends and stock transactions) from participating financial institutions directly into their tax forms, thereby saving significant time and increasing accuracy.

Web-Based Consumer Tax Preparation and Electronic Filing Services. Quicken TurboTax for the Web is an interactive tax preparation service that enables individual taxpayers to prepare their federal and state income tax returns entirely online. This service allows us to reach a different segment of consumer tax customers than those who use our desktop products, as a majority of Quicken TurboTax for the Web tax filers in fiscal 2000 and fiscal 2001 had not used tax preparation software before. Through our electronic filing center, customers of our desktop and Web-based tax preparation software can electronically file their federal tax returns, as well as state returns in most states that support electronic filing. Under the Quicken Tax Freedom Project, a philanthropic public service initiative designed to address the “digital divide,” we provide online tax preparation and electronic filing services at no charge to lower-income federal and state tax filers.

Other Consumer Tax-Related Services. Our Quick Cash service allows Quicken TurboTax users to apply for refund anticipation loans of up to $5,000 (less applicable fees), right from within the software. Our Tax Advisor service, which is available to all taxpayers, offers a referral network of professional tax experts that taxpayers can contact by phone, email or instant messaging to discuss their tax questions. The tax experts pay Intuit a portion of the fees they charge to the taxpayers.

Professional Tax Software. Our ProSeries and Lacerte tax products are designed for tax professionals who prepare tax returns for their individual and business clients. Customers can elect to license professional tax products for a single fee for unlimited annual use or to use them on a “pay-per-return” basis. ProSeries and Lacerte customers can file their customers’ tax returns through our electronic filing services. During fiscal 2001 we piloted NetTax®, a Web-based tax preparation product for professional tax preparers. During fiscal 2002, we will also offer EasyACCT Professional Accounting System products, which we acquired through our recent acquisition of Tax and Accounting Software Corporation. See Note 12 of the financial statements. These products allow accountants to process general ledger data for their clients, create financial statements and prepare tax forms (such as W-2s and 940s) for their clients.

IntuitAdvisor. IntuitAdvisor™ is a subscription-based Web site that offers a collection of Web-based tools to help tax accounting and financial professionals manage and grow their businesses more effectively. For example, the site enables professional tax preparers to set up internal “Intranet” sites to in order to share information and data and within their offices and with their clients. The solutions are designed to work with ProSeries and Lacerte tax preparation products.

Personal Finance Division

Quicken Software. Our Quicken line of desktop software products help users organize, understand and manage their personal finances. Quicken allows customers to reconcile bank accounts, record credit card and other transactions, write checks, and track investments, mortgages and other assets and liabilities. Many customers use Quicken products to manage their home-based businesses. We provide a range of online transaction-based services related to Quicken, including bill payment and online banking services through the Quicken desktop product, as well as a Quicken credit card.

Quicken.com. Quicken.com™ is our primary personal finance Web site. It enables customers to automate financial management tasks and make better financial decisions by giving them software tools, resources and objective information about a variety of personal finance topics, including investing, mortgage, insurance, taxes, banking and retirement, in a single online destination. Quicken.com content is created by Intuit as well as by third party publishers and financial experts. We offer certain products and services — such as insurance and bill payment — through contractual arrangements with third party service providers of these services. We do not currently charge customers a fee to access most features on Quicken.com, but we receive revenue from financial institutions and other companies that advertise and/or sell their products or services through links from Quicken.com.

Quicken Loans Division

Our Quicken Loans business allows consumers to shop and apply for residential mortgages online (through the Quicken Loans Web site or by telephone through our mortgage call center), or, for Michigan residents, through traditional branch offices. We offer a variety of loans directly to consumers, including conventional, government-insured, sub-prime and home equity loans. We manage the entire loan process from origination through funding, and then sell the loans and post-closing servicing obligations in bulk to participating financial institutions. As we have focused more resources on the Web site and call center during the past two years, the percentage of our mortgage revenue generated and processed through the Web site and/or through the call center increased from 18% in fiscal 1999 to 37% in fiscal 2000 and to 50% in fiscal 2001. We are continuing to develop ways to automate and streamline the loan process.

Global Business Division

We have major facilities in Japan and Canada, and we also serve markets across Europe, Southeast Asia and other selected locations. In all international markets except Canada and Europe, we focus primarily on small business products. We have established third-party relationships with local companies in certain locations to help us better address specific markets.

Japan. The principal product offered by Intuit KK, our Japanese subsidiary, is Yayoi®, a small business accounting product that addresses the middle segment of the small business market in Japan. Sales of Yayoi products also generate recurring revenue from ongoing support contracts that are sold with the software.

Canada. We offer localized versions of QuickBooks and Quicken in Canada, as well as QuickTax™ consumer and professional tax products. We also have a relationship with Rogers Media, Inc., a leading media company in Canada, under which we offer Quicken.caSM, a personal finance Web site with content similar to Quicken.com.

Other. We offer localized versions of QuickBooks and Quicken in selected European markets, including the United Kingdom and Germany. We have development, marketing and distribution arrangement with Lexware, a leading business software company in Germany, as well as relationships with other local distributors and agents. We offer localized versions of QuickBooks and Quicken products in Australia, New Zealand, Hong Kong, and Singapore, as well as other parts of Southeast Asia, through a development, marketing and distribution arrangement with Australia-based Reckon Limited.

PRODUCT DEVELOPMENT

During the past several years, we have devoted significant resources to developing and expanding newer products and services, including QuickBooks for the Web, QuickBooks Deluxe Payroll Service, the Intuit Developer Network, Web-based tax preparation and electronic tax filing, and our Quicken.com and Quicken Loans Web sites. Our research and development expenses were $143.4 million in fiscal 1999, $169.1 million in fiscal 2000 and $207.1 million in fiscal 2001. We supplement our internal development efforts by acquiring strategically important products and technology from third parties, or establishing other relationships that enable us to expand our business more rapidly.

For our desktop software products, our recent development efforts have focused on improving the ease with which they can be supported and maintained in order to create a better customer experience, as well as adding new features. We are also focused on incorporating technology in our products and services to address customer concerns about privacy and security without sacrificing product performance and ease of use.

Over the next few years, we expect that our research and development efforts will be focused in two primary areas. We plan to add complementary products and services to drive additional, recurring revenue from our core products, such as employee administration products and services for our QuickBooks customers. We are also redefining the markets we serve to increase our potential customer base, and we are developing products and services to address customer needs in those broader markets. We strive to maintain a balance between relatively low-risk investments to address existing customer demands, and investments in more innovative but higher-risk projects with potentially greater returns.

Historically, our desktop software products have tended to have a fairly predictable, structured development cycle of about a year, with annual releases. For our small business desktop products, we expect to supplement annual releases of our core QuickBooks product with ongoing releases of new industry-specific products to address the specialized requirements of selected vertical industries, as well as products for larger or more complex businesses. The development cycles for our Internet-based offerings and our other service offerings are less predictable and generally much shorter than for our desktop products, with greater opportunities for a “launch and learn” approach. The development of tax preparation software presents a unique challenge because of the demanding annual development cycle required to incorporate annual tax law changes each year. For a description of other risks and challenges we face relating to our product development, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks That Could Affect Future Results.”

MARKETING, SALES AND DISTRIBUTION

Markets

Many of the markets that we compete in are characterized by rapidly changing customer demands, continuous technological changes and improvements, shifting industry standards and frequent new product introductions by competitors. In addition, the Internet has shifted more purchasing leverage to consumers by greatly enhancing their ability to make product and price comparisons. Market and industry changes can quickly render existing products and services obsolete, so our marketing success depends on our ability to respond rapidly to these changes with new or enhanced products and services, new business models, alternative distribution methods, different competitive strategies and other changes to the way we do business.

Retail Distribution

We market our desktop software in North America through traditional retail software outlets, computer superstores, office and warehouse clubs and general mass merchandisers, with mass merchants becoming an increasingly important channel during the past few years. In international markets, we also rely on distributors, value-added resellers and other third parties, who sell products into the retail channel.

We continue to benefit from strong relationships with a number of major retailers, which allows us to minimize our dependency on any specific retailer. We are reducing our dependency on distributors as we ship more of our products directly to individual retail locations. See “Manufacturing and Distribution.” No retailer accounted for 10% or more of our total net revenue during the past three fiscal years, and no distributor met this threshold in fiscal 2001. One distributor, Ingram Micro Inc., accounted for 16% of total net revenue in fiscal 1999 and 10% in fiscal 2000.

We ship more products to our retailers than we expect them to sell in order to reduce the risk that they will run out of products. This is particularly true for our tax products. As a result, we often experience significant levels of product returns from the retail channel. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks That Could Affect Future Results.” In addition, the recent slowdown in consumer demand for software may result in software becoming a less important category for retailers. As a result of this trend, we may face challenges in ensuring good product placement within retail stores. See “Competition” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks That Could Affect Future Results.”

Direct Sales and Electronic Distribution

We use various direct sales campaigns (including mail and telephone solicitations, direct-response newspaper and magazine advertising, and television and radio advertising) to generate software orders, stimulate retail demand and generally maintain and increase consumer awareness of our products. Direct marketing campaigns are one of the most effective ways to encourage existing customers to purchase additional products and services, including software upgrades. Direct sales often generate significantly higher revenue and profit per unit than retail sales (particularly for our small business and tax products). Direct sales make up a significant portion of total desktop software revenue, accounting for approximately a third of our desktop revenue in fiscal 2001.

Many of our direct customers choose to order and/or take delivery of products electronically through the Quicken StoreSM and other company Web sites. Electronic ordering and delivery are generally more convenient for customers and more cost-efficient for Intuit. Electronic delivery has been a particularly effective method of distribution for our Quicken TurboTax state tax preparation products and for product updates for our professional tax products. During fiscal 2001, approximately 13% of our total net revenue was generated by products ordered and/or delivered electronically.

OEM and Other Sales Channels

We have relationships with a number of personal computer “original equipment manufacturers,” or OEMs, including Compaq Computer Corporation and Hewlett-Packard Company, that enable us to generate sales in two ways. First, the OEMs “pre-bundle” entry-level versions of certain desktop software products on the computer systems that the OEMs sell to their customers. Although these pre-bundled OEM sales sometimes generate little revenue or profit for Intuit (due to the low prices that the OEMs may pay for the products), they are a good source of new customers. The second source of revenue from the OEM channel is “after-market” programs, in which customers who are purchasing computers can select and purchase software products that they want to have pre-installed. Revenues generally reflect retail pricing but our delivery costs are relatively low. We have a franchise/corporate direct sales program through which we make products and services available to a large number of individual users under an enterprise license with the franchise or corporation with which the users are associated. We also have a small internal sales force that focuses on sales of advertising and sponsorships on Quicken.com, as well as advertising within our desktop products.

COMPETITION

Overview

We face intense competition in almost all of our business areas, both domestically and globally. Some of our existing competitors have significantly greater financial, technical and marketing resources than we do. In addition, the competitive landscape can shift rapidly as new companies enter markets in which we compete. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks That Could Affect Future Results.”

For our desktop software, we believe the most important competitive factors are product features, ease of use, the size of the installed customer base, brand name recognition, price, product and support quality and access to distribution channels. We believe we compete effectively on most of these factors, as our three principal desktop software products (QuickBooks, Quicken TurboTax, and Quicken) are the leading products in the retail sales channel for their respective categories.

For most of our products and services (including Internet-based products and services) other than desktop software, we believe the most important competitive factors are features and ease of use, brand name recognition, speed in getting new products and services to market, and the ability to distribute them effectively (through generating Web site traffic or through traditional retail and direct distribution). For our service offerings, service reliability and scalability of operations are also important factors. In addition, the competitive success of some of our Internet-based products will depend on greater availability of broadband distribution. Some of our non-desktop products and services, such as Quicken TurboTax for the Web and electronic tax filing, have initially established solid competitive positions. However, the markets for many of our products and services are still emerging and the competitive landscape is constantly evolving.

Small Business Division

Competitors for our small business accounting software include companies such as Peachtree Software, which is owned by The Sage Group PLC, MYOB Group, pure Web-based accounting software providers such as NetLedger, and Microsoft, which recently announced a new small business product initiative in conjunction with Great Plains, which it acquired earlier this year. In addition to established competitors, other potential competitors have expressed significant interest in providing accounting and other products and services to small businesses. Our new strategic initiative to expand the depth and breadth of our small business offerings will expose us to additional competition from others who are already offering industry-specific accounting solutions, larger or more complex accounting solutions, and business management tools and services.

Our payroll, human resource and benefits administration services compete directly with other employer services, traditional payroll service providers and Web-based service providers. Significant competitive factors include distribution channels, a highly fragmented market including financial institutions that are developing or promoting their own payroll services, and offerings by non-traditional competitors such as Microsoft’s b-Central. The majority of our growth in payroll services comes from customers who have not previously used any payroll service, rather than from customers who have used services from a competitor. We face direct competition in our Premier Payroll Service business from traditional payroll services offered by a number of companies, including Paychex and ADP. Our Deluxe Payroll Service competes directly with new companies that are offering Web-based payroll services as well as more established companies that are launching Web-based services. Peachtree and others also offer tax table subscription services that compete directly with our Basic Payroll Service.

Our financial supplies business competes with a number of business forms companies, such as New England Business Service and Deluxe Business Systems, as well as with direct mail check printers, banks and a number of smaller-scale Internet-based printing companies. In addition, our QuickBooks products include some features (such as customizable invoicing) that compete with our supplies products. Online bill payment services, and online payroll services with direct deposit capabilities also offer competitive alternatives to printed checks. Significant competitive factors for the supplies business include ordering convenience, methods of reaching customers, product quality, speed of delivery and price. We believe convenient access to our large QuickBooks and Quicken customer bases is a significant competitive advantage for us.

Tax Division

Competition in consumer tax is intense. Our major domestic competitor for both desktop and Web-based consumer tax software continues to be H&R Block (the makers of TaxCut software). However, Microsoft offered a competitive product in fiscal 2000, and major new competitors may enter these markets in the future. In particular, Web-based tax preparation is a relatively new service, and we expect the competitive landscape to evolve as more competitors enter the market and others consolidate. We also face potential competitive challenges from electronic tax preparation and filing services offered by federal and state governments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks That Could Affect Future Results.”

The professional tax preparation software marketplace has many competitors. Our largest competitors in the U.S. are CCH Incorporated, with its Computax product line, and RIA, with its Fast-Tax and Creative Solutions offerings. In the past, the professional tax market has been highly fragmented, but it has experienced some consolidation in recent years.

Personal Finance Division

In desktop personal finance software, Microsoft is our primary domestic competitor. We also face competition from Web-based personal finance tracking and management tools that are becoming increasingly available at no cost to consumers. There are many competitors for our other personal finance products and services. For example, our Quicken.com site competes for traffic, and advertising and sponsorship sales, with online financial publishers, the financial areas on numerous online services such as Yahoo!, and financially-oriented Web sites such as Microsoft’s Money Central. Certain portals and financial institutions also provide service offerings such as Web-based bill payment, that compete with services we offer on Quicken.com. We also face increasing competition from financial institutions that are developing their own financial software and Web sites.

Quicken Loans Division

Our Quicken Loans mortgage business competes with traditional providers of mortgage loan products, as well as with other online service providers. Competitors include a number of smaller companies with a very narrow product focus (such as E-LOAN), as well as larger, more diversified companies (such as Countrywide Credit Industries, Inc.).

Global Business Division

In Japan, our primary competitors in the small business accounting arena are OBC, PCA and Sorimachi. In Canada, we face competition from a number of companies in the small business arena, including Computer Associates International, Inc. and MYOB Group. The primary international competitor for our consumer tax business is Taxamatic, Inc., the makers of TAXWIZ, and the primary international competitor for our professional tax business is CCH Canadian Limited. Our primary global competitor in the personal finance area is Microsoft. In Europe, we face competition from The Sage Group PLC (based in the United Kingdom), Bhuldata (Wiso) and Microsoft in the small business market, as well as competition from Web-based accounting products that are becoming available. This increasing competition may have a more significant impact on our global business in the future, as the focus of our European business is shifting towards the small business market. Many of the competitors identified above, including MYOB, Sage and Microsoft, also compete with us in other global markets.

CUSTOMER SERVICE AND TECHNICAL SUPPORT

We provide customer service and technical support by telephone, fax, e-mail and our customer service and technical support Web sites. We have full-time customer service and technical support staffs, which we supplement with seasonal employees and outsourcing during periods of peak call volumes, such as during the tax return filing season, or following a major product launch.

During the past few years, we have focused on developing support capabilities that can supplement, or in some situations replace, telephone service and support. For example, customers can use our Web sites to find answers to commonly asked questions, check on the status of a product order and receive bug fixes electronically. Alternative service and support methods are less expensive for us and are often more efficient and effective for customers as well. During fiscal 2001, we initiated a number of Six Sigma process excellence projects in our customer service and technical support operations. We believe these projects are critical to our ongoing efforts to provide better service to customers at the same or lower cost.

We generally charge customers for technical support, but we do not charge for product installation or product defect issues, or fax, email and “self-help” support through our technical support Web sites. Our QuickBooks customers can purchase a variety of technical support plans, while Quicken customers pay a per-minute fee. Quicken TurboTax customers pay for technical support during evening and weekend hours. For ProSeries and Lacerte customers, the cost of technical support is included in the product purchase price.

Despite our efforts to adequately staff and equip our customer service and technical support operations, we cannot always respond promptly to customer requests for assistance. When we experience customer service and support problems, they can adversely affect customer relationships and our financial results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks That Could Affect Future Results.”

MANUFACTURING AND DISTRIBUTION

Desktop Software

The major steps involved in manufacturing desktop software are duplicating CDs and floppy disks, printing boxes and related materials, and assembling and shipping the final products. We have a manufacturing agreement with Modus Media International, Inc. under which Modus provides all outsourced manufacturing related to our retail and direct launches of QuickBooks, Quicken TurboTax and Quicken. Modus has operations in multiple locations to provide redundancy. We also have an in-house manufacturing and shipping facility to handle low-volume products, and to handle a portion of the manufacturing and shipping for direct sales orders, primarily after the initial product launch orders are filled. We have multiple sources for all of our raw materials and availability has not been a problem for us in the past.

Our retail product launches have become operationally more complex over the past few years. We have evolved from shipping to a few hundred distribution centers (with distributors delivering products to individual retail locations) to a “direct to storefront” model in which we ship products directly to thousands of individual retail locations. This allows us to be more responsive to the needs of our retail accounts. We have an agreement with Ingram Micro Logistics under which Ingram handles all logistics, fulfillment and other distribution functions for our retail launches of QuickBooks, Quicken TurboTax and Quicken.

We believe that using these two vendors (Modus Media and Ingram Micro Logistics) to handle essentially all manufacturing and distribution, respectively, for our three primary retail product launches improves the efficiency and reliability of our product launches, and enables us to move more quickly to the direct-to-storefront model preferred by many of our retailers. It also allows us to better manage inventory levels. However, exclusive reliance on one vendor for specific functions can have severe negative consequences on our business, revenue and operating results if a vendor fails to perform for any reason. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks That Could Affect Future Results.”

Prior to major product releases, we tend to have significant levels of backlog, but at other times backlog is minimal and we normally ship products within a few days of receiving an order. Because of this fluctuation in backlog, we believe that backlog is not an important measure of our future sales.

Internet-based Products and Services

Intuit’s data centers house most of the systems, networks and databases required to operate and deliver our Internet-based products and services. Through our data centers, we connect customers to products and services, and we store the vast amount of data that represents the content on our Web sites. Our data centers consist of approximately 2,000 servers and 200 databases located primarily in three locations. In an effort to reduce unavailability, or “down time” for our Internet-based products and services, we generally follow industry-standard practices for creating a fault-tolerant environment but we do not have complete redundancy. We also rely on a third party to host our Quicken.com Web site. Despite our efforts to maintain continuous and reliable server operations, like all providers of Internet-based products and services, we occasionally experience unplanned outages or technical difficulties. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks That Could Affect Future Results.”

PRIVACY AND SECURITY OF CUSTOMER INFORMATION

Customers are becoming increasingly concerned about the privacy and security of information they provide to product and services providers. This concern applies to information provided in connection with Internet-based products and services, as well as information provided through more traditional channels, such as product registration cards. Due to the nature of the information customers provide to us, we are subject to various federal and state laws relating to privacy and security. Additional laws of this type may be passed in the future, which could result in significant compliance costs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks That Could Affect Future Results.”

We have established guidelines and practices to help ensure that customers are aware of, and can control, how we use information about them. All publicly-accessible Intuit-owned and operated Web sites at which customer data is collected (including Quicken.com, QuickBooks.com and TurboTax.com) have been certified by TRUSTe, an independent, non-profit privacy organization that operates a Web site certification program to alleviate users’ concerns about online privacy. Each of our Web sites, as well as our software products, has a privacy statement providing notice to customers of our privacy practices, as well as providing them the opportunity to furnish instructions with respect to use of their data.

To address security concerns, we use industry-standard security safeguards to help protect the information customers give to us from loss, misuse and unauthorized alteration. Whenever customers transmit sensitive information, such as a credit card number or tax return data, to us through our Web site, we provide them access to our servers that allow encryption of the information as it is transmitted to us. We work to protect personally identifiable information stored on the Web site’s servers from unauthorized access using commercially available computer security products, such as firewalls, as well as internally developed security procedures and practices.

Despite our efforts to address customer concerns about privacy and security, we believe these issues may still pose a significant risk to Intuit and other companies, especially companies doing business over the Internet. During the past two years we have faced lawsuits and negative publicity relating to privacy issues. Our response to these allegations has been that we do not share any personally identifiable information except as disclosed in our privacy policies. A major breach of customer privacy or security, even by another company, could have serious consequences for our businesses. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks That Could Affect Future Results” and “Legal Proceedings.”

GOVERNMENT REGULATION

We offer several regulated products and services through separate subsidiary corporations. For example, our Quicken Loans business is operated by a subsidiary that is subject to federal and state mortgage lender regulations. Our Quicken Investment Services, Inc. subsidiary, which is responsible for certain of the investment-related features in our products and services, is registered as an investment adviser with the SEC and is subject to some state regulatory laws as well. Our Quicken products allow customers of participating brokerages to trade securities through their broker’s Web site. We believe we have structured this feature in a way that does not subject Intuit to direct government regulation under federal and/or state securities broker-dealer laws. However, it is possible that these services, or other services we may offer in the future, may become regulated under broker-dealer laws or other regulations. Our new strategic initiative to expand the depth and breadth of our small business offerings may expose us to additional government regulation, particularly in the areas of retirement planning and other employer services. We continually analyze new business opportunities, and any new businesses that we pursue may require additional costs for regulatory compliance.

Current government regulation poses a number of risks to us, including potential liability to customers and/or penalties and sanctions by government regulators. Future regulation could hamper the growth of our businesses. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks That Could Affect Future Results.”

INTELLECTUAL PROPERTY

We rely on a combination of copyright, patent, trademark and trade secret laws, and employee and third-party nondisclosure and license agreements, to protect our software products and other proprietary technology. While our proprietary technology is important, we believe our success depends more heavily on the innovation and technical skills of our employees. We do not own all of the software and other technologies used in our products and services, but we have the licenses from third parties that we believe are necessary and appropriate for using that technology in our current products.

We consider our principal trademarks (including Intuit, QuickBooks, Quicken, Quicken TurboTax and Quicken Loans) to be important assets and have registered these and other trademarks and service marks in the U.S. and many foreign countries. The initial duration of trademark registrations varies from country to country and is 10 years in the U.S. Most registrations can be renewed perpetually at 10-year intervals.

We face a number of risks relating to our intellectual property, including persistent unauthorized copying, or “piracy” of our desktop software products, and the risk of third party infringement claims. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks That Could Affect Future Results.”

EMPLOYEES

As of September 30, 2001, we had approximately 6,000 full-time employees, and about 100 part-time and/or seasonal employees, located in the United States, Canada, Japan and the United Kingdom. We believe our future success and growth will depend on our ability to attract and retain qualified employees in all areas of our business. We do not currently have any collective bargaining agreements with our employees, and we believe employee relations are generally good. Although we have employment-related agreements with a number of key employees, these agreements do not guarantee continued service. We believe we offer competitive compensation and a good working environment. However, we face intense competition for qualified employees, and we expect to face continuing challenges in recruiting and retention.

ITEM 2
PROPERTIES

Our principal offices and corporate headquarters are located in Mountain View, California. We lease the majority of our Mountain View facilities under leases with staggered eight-year terms that we entered into in 1994. Our total available Mountain View facilities consist of approximately 482,000 square feet. We maintain a number of leased facilities in San Diego, California, consisting of approximately 320,000 square feet. These facilities are used for general office space, a data center and a manufacturing and distribution center. The San Diego leases have expiration dates ranging from 2003 through 2007. We also lease approximately 135,000 square feet in Tucson, Arizona, where our primary customer service call center is located. The Tucson lease expires in 2009. See Note 17 of the financial statements for information about our lease commitments. We also lease or own facilities in a number of other domestic locations, including Plano, Texas (where our Lacerte subsidiaries are located); Reno, Nevada (headquarters for our payroll business); and Livonia, Michigan (where our Quicken Loans business is headquartered). We also lease or own facilities in Canada, England and Japan.

We believe our facilities are adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed.

ITEM 3
LEGAL PROCEEDINGS

On March 3, 2000, a class action lawsuit, Bruce v. Intuit Inc., was filed in the United States District Court, Central District of California, Eastern Division. Two virtually identical lawsuits were later filed: Rubin v. Intuit Inc., was filed on March 8, 2000 in the United States District Court, Southern District of New York and Newby v. Intuit Inc. was filed on April 27, 2000, in the United States District Court, Central District of California, Eastern Division. The Bruce and Newby lawsuits were consolidated into one lawsuit, In re Intuit Privacy Litigation, filed on July 28, 2000 in the United States District Court of California, Eastern Division. Following Intuit’s successful motion to dismiss several of the claims, an amended complaint was filed on May 2, 2001. A similar lawsuit, Almanza v. Intuit Inc. was filed on March 22, 2000 in the Superior Court of State of California, San Bernardino County, Rancho Cucamonga Division. An amended complaint in the Almanza suit was filed on October 26, 2000. These purported class actions allege violations of various federal and California statutes and common law claims for invasion of privacy based upon the alleged intentional disclosure to third parties of personal and private customer information entered at Intuit’s Quicken.com Web site. The complaints seek injunctive relief, orders to disgorge profits related to the alleged acts, and statutory and other damages. Intuit believes these lawsuits are without merit and intends to defend the litigation vigorously.

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

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 4A
EXECUTIVE OFFICERS OF THE REGISTRANT

The following table shows executive officers and their areas of responsibility as of September 30, 2001. Biographies are included after the table.

Name	Age	Position
Stephen M. Bennett	47	President, Chief Executive Officer and Director
William V. Campbell	61	Chairman of the Board of Directors
Scott D. Cook	49	Chairman of the Executive Committee of the Board of Directors
Thomas A. Allanson	43	Senior Vice President, Tax Division
Michael L. Hrastinski	52	Senior Vice President and Chief Information Officer
Richard William Ihrie	51	Senior Vice President and Chief Technology Officer
Lorrie M. Norrington	41	Senior Vice President, Small Business Division
Greg J. Santora	50	Senior Vice President and Chief Financial Officer
Raymond G. Stern	40	Senior Vice President, Corporate Development and Strategy
Sonita Ahmed	44	Vice President, Finance
Caroline F. Donahue	40	Vice President, Sales
Linda Fellows	53	Vice President, Treasury and Investor Relations
Elisabeth M. Lang	44	Vice President, Corporate Public Relations, Marketing Communications and Privacy
Enrico Roderick	42	Vice President, Personal Finance Division
Catherine L. Valentine	49	Vice President, General Counsel and Corporate Secretary
Sherry Whiteley	42	Vice President, Human Resources
Jeffrey N. Williams	50	Vice President, Finance Operations and Corporate Controller

Mr. Bennett has been President and Chief Executive Officer and a member of the Board of Directors since January 2000. He also served as acting Senior Vice President of the Small Business Division at Intuit from May 2001 to July 2001. Prior to joining Intuit, Mr. Bennett was an Executive Vice President and a member of the board of directors of GE Capital, the financial services subsidiary of General Electric Corporation, from December 1999 to January 2000. From July 1999 to November 1999 he was President and Chief Executive Officer of GE Capital e-Business. He was President and Chief Executive Officer of GE Capital Vendor Financial Services from April 1996 through June 1999. Mr. Bennett also serves as a director of InsWeb Corporation (an online insurance marketplace). He holds a Bachelor of Arts degree in Finance and Real Estate from the University of Wisconsin.

Mr. Campbell has been a director of Intuit since May 1994. He has served as Chairman of the Board since August 1998 and was Acting Chief Executive Officer from September 1999 until January 2000. He also served as Intuit’s

President and Chief Executive Officer from April 1994 through July 1998. Mr. Campbell also serves on the board of directors of SanDisk Corporation (a computer storage devices company) Apple Computer, Inc. (a computer company) and Loudcloud, Inc. (a provider of Internet infrastructure services). He is a member of SanDisk’s Compensation Committee, Apple’s Audit Committee and Loudcloud’s Compensation Committee. Mr. Campbell holds both a Bachelor of Arts and a Masters in Business Administration degree in Economics from Columbia University.

Mr. Cook, a founder of Intuit, has been a director of Intuit since March 1984 and is currently Chairman of the Executive Committee of the Board. He served as Intuit’s Chairman of the Board from March 1993 through July 1998. From March 1984 to April 1994, he also served as President and Chief Executive Officer of Intuit. Mr. Cook also serves on the board of directors of Amazon.com, Inc. (an online merchant), eBay Inc. (an electronic commerce company) and The Procter & Gamble Company (a consumer products company) and is on the board of visitors of the Harvard Business School Foundation. Mr. Cook holds a Bachelor of Arts degree in Economics and Mathematics from the University of Southern California and a Masters in Business Administration from Harvard Business School.

Mr. Allanson has been Senior Vice President, Tax Division since April 2001. He joined Intuit in September 2000 as Vice President of Tax Strategy. Prior to joining Intuit, he was with General Electric Corporation from February 1993 through August 2000, serving as President of GE Capital Colonial Pacific Leasing (a vendor financial services business) from October 1998 to August 2000. He was Sales Effectiveness Leader and General Manager from September 1997 to October 1998 and was Marketing Manager, Equipment Business (an electrical distribution and control business) from May 1995 through September 1997. Mr. Allanson holds a Bachelor of Science degree in Mechanical Engineering from Auburn University.

Mr. Hrastinski has been Senior Vice President and Chief Information Officer since joining Intuit in August 2001. Prior to joining Intuit, Mr. Hrastinski was with Ariba, Inc., serving as Senior Vice President and Chief Information Officer, Information Technology Services and Facilities from December 1999 to July 2001, and as Vice President and Chief Information Officer, from May 1999 until December 1999. He was Vice President, Global Information Systems and Chief Information Officer at Symantec Corporation from May 1994 to May 1999. Mr. Hrastinski holds a Bachelor of Science in Commerce degree in Business Management from the University of Louisville.

Mr. Ihrie has been Senior Vice President and Chief Technology Officer since joining Intuit in November 2000. He was Acting Chief Information Officer from January 2001 to August 2001. Prior to joining Intuit, Mr. Ihrie was Senior Vice President of Technology for ADP Claims Solutions Group from July 1996 to October 2000, and Senior Vice President of Product Development for Dealer Services at ADP from August 1990 to July 1996. Mr. Ihrie earned Bachelor of Science degrees in Mathematics and Management from Massachusetts Institute of Technology and a Master of Science in Computer Science from U.C. Berkeley.

Ms. Norrington has been Senior Vice President, Small Business Division since joining Intuit in July 2001. Prior to joining Intuit, Ms. Norrington was an officer of General Electric Corporation and held a variety of senior business positions, including President and Chief Executive Officer of GE Fanuc Automation from April 2000 to July 2001, President and Chief Executive Officer of General Electric’s Commercial Shopping Network from November 1999 to April 2000, General Manager, Components Operation from January 1998 through November 1999, and General Manager, Equipment Business from January 1996 through January 1998. Ms. Norrington holds a Bachelor of Science degree in Finance and Marketing from the University of Maryland and a Masters in Business Administration from Harvard Business School.

Mr. Santora has been Senior Vice President since March 1999 and Chief Financial Officer since July 1997. He served as Vice President of Finance from November 1996 to March 1999. He joined Intuit as Corporate Controller in January 1996. Mr. Santora, who is a certified public accountant, holds a Bachelor of Science degree in Accounting from the University of Illinois and Masters in Business Administration from San Jose State University.

Mr. Stern has been Senior Vice President, Corporate Development and Strategy since December 2000. Prior to that, he was Senior Vice President, Corporate Strategy and Marketing from March 2000 to December 2000 and he was Senior Vice President, Strategy, Corporate Development and Administration from March 1999 until March 2000. He joined Intuit in January 1998 as Senior Vice President of Strategy, Finance and Administration. Prior to joining

Intuit, Mr. Stern spent over ten years with The Boston Consulting Group (a business consulting firm), where he was the partner responsible for the firm’s West Coast high technology practice from May 1994 to December 1997. Mr. Stern holds a Bachelor of Science degree in Mechanical Engineering from Stanford University and a Masters in Business Administration from Harvard Business School.

Ms. Ahmed has been Vice President, Finance since July 1999, with responsibility for financial planning and analysis. She joined Intuit in April 1997 as Director of Finance. She also served as Corporate Controller from November 1997 to September 2001. Prior to joining Intuit, she held divisional controller positions at Apple Computer, Inc. from August 1988 to March 1997. Ms. Ahmed holds a Bachelor of Arts degree in Business and a Masters in Business Administration from Santa Clara University and is also a certified public accountant.

Ms. Donahue has been Vice President, Sales since September 1997. She joined Intuit as Director of Sales in May 1995. Prior to joining Intuit, Ms. Donahue was Director of Sales at Knowledge Adventure and she worked in various sales and channel management positions at Apple Computer and Next, Inc. Ms. Donahue holds a Bachelor of Arts degree from Northwestern University.

Ms. Fellows has been Vice President, Treasury and Investor Relations since January 2000. She joined Intuit as Corporate Treasurer and Director of Investor Relations in May 1997. Prior to that, Ms. Fellows served as Treasurer and Director of Investor Relations of Bay Networks, Inc. from October 1990 to April 1997. Ms. Fellows holds a Bachelor of Arts degree from Stanford University and a Masters in Business Administration from Santa Clara University.

Ms. Lang has been Vice President, Corporate Public Relations, Marketing Communications and Privacy since March 2000. She joined Intuit as a Vice President of Corporate Communications in July 1998. Prior to joining Intuit, she was Vice President of Corporate Communications for a subsidiary of LVMH Moet Hennessy Louis Vuitton from February 1998 to May 1998 and Vice President of Corporate Communications for Pacific Telesis from 1994 to January 1998. Ms. Lang holds a Liberal Arts degree from Ohio State University.

Mr. Roderick has been Vice President, Personal Finance Division since March 2000. He was elected a Vice President of Intuit in October 1998. He joined Intuit in August 1996 as Group Product Manager, and became Director of Banking Services in March 1997. Prior to joining Intuit, he was a Vice President and Senior Marketing Manager for Wells Fargo. Mr. Roderick holds a Bachelor of Science degree in Business Administration from San Francisco State University and a Masters in Business Administration from the University of California, Berkeley.

Ms. Valentine has been Vice President since August 1997, Corporate Secretary since April 1996 and General Counsel since joining Intuit in September 1994. Prior to joining Intuit, Ms. Valentine served as general counsel for Macromedia and for Go Corporation. Ms. Valentine holds Bachelor of Arts degrees in Finance and Economics from the University of Illinois and a JD degree from the University of Chicago.

Ms. Whiteley has been Vice President, Human Resources since joining Intuit in July 2000. Prior to joining Intuit, she served in several human resources positions with Silicon Graphics, Inc. from 1992 to July 2000, including HR Strategy from 1994 to 1996, Executive Coaching and Development, Leadership Development and Technical Education from 1996 to 1998 and Executive Recruiting from 1998 to July 2000. Ms. Whiteley holds a Bachelor of Arts degree in History from Santa Clara University.

Mr. Williams has been Vice President, Finance Operations and Corporate Controller since joining Intuit in September 2001. Prior to joining Intuit, Mr. Williams was Chief Operating Officer and Chief Financial Officer of Edgewood Creek, Incorporated from September 2000 until March 2001, and was Vice President of Finance and Chief Financial Officer of Reasoning, Incorporated from June 1998 until September 2000. From July 1996 until June 1998, he was Director of Finance at Remedy Corporation. Mr. Williams, who is a certified public accountant, holds a Bachelor of Science degree in Industrial Design from San Jose State University and a Masters degree in Business Administration from Santa Clara University.

PART II

ITEM 5
MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information for Common Stock

Intuit’s common stock began trading over the counter in March 1993 at the time of our initial public offering. It is quoted on the Nasdaq Stock Market under the symbol “INTU.” The following table shows the range of high and low sale prices reported on the Nasdaq Stock Market for the periods indicated. The market price of our common stock has been volatile. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks That Could Affect Future Results.” On September 28, 2001, the closing price of Intuit’s common stock was $35.80.

	High	Low

Fiscal year ended July 31, 2000
First quarter	$35.75	$22.50
Second quarter	90.00	27.69
Third quarter	72.75	30.00
Fourth quarter	46.19	25.75

Fiscal year ended July 31, 2001
First quarter	$61.88	$34.25
Second quarter	69.31	31.06
Third quarter	47.38	22.63
Fourth quarter	40.75	29.85

Stockholders

As of September 28, 2001, we had approximately 1,000 record holders of our common stock, and about 80,000 beneficial holders.

Dividends

Intuit has never paid any cash dividends on its common stock. However, our financial statements reflect dividends previously paid by Rock Financial Corporation and Title Source Inc. because we accounted for those acquisitions as a pooling of interests. See Note 1 of the financial statements. We currently anticipate that we will retain all future earnings for use in our business, and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Not applicable.

ITEM 6
SELECTED FINANCIAL DATA

The following table shows selected consolidated financial information for Intuit for the past five fiscal years. The comparability of the information is affected by a variety of factors, including acquisitions and dispositions of businesses, and gains and losses related to marketable securities and other investments. To better understand the information in the table, investors should also read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 20, and the Consolidated Financial Statements and Notes beginning on page 38.

FIVE-YEAR SUMMARY

	Fiscal

	1997(1)	1998(1)	1999(1)	2000	2001

		(In thousands, except per share data)
Consolidated Statement of Operations Data
Net revenue:
Products	$540,186	$514,411	$738,431	$803,759	$883,512
Services	69,250	131,186	156,379	198,655	304,910
Other	40,309	43,685	45,625	91,411	73,039

Total net revenue	649,745	689,282	940,435	1,093,825	1,261,461
Income (loss) from continuing operations before cumulative effect of accounting change	8,590	6,182	386,564	305,661	(97,107)
Cumulative effect of accounting change, net of taxes	—	—	—	—	14,314
Net income (loss)	$79,830	$6,182	$386,564	$305,661	$(82,793)
Net income (loss) per common share:
Basic income (loss) per share from continuing operations before cumulative effect of accounting change	$0.06	$0.04	$2.02	$1.52	$(0.47)
Cumulative effect of accounting change	—	—	—	—	0.07
Basic net income (loss) per share	0.54	0.04	2.02	1.52	(0.40)
Diluted income (loss) per share from continuing operations before cumulative effect of accounting change	0.06	0.04	1.93	1.45	(0.47)
Cumulative effect of accounting change	—	—	—	—	0.07
Diluted net income (loss) per share	$0.53	$0.04	$1.93	$1.45	$(0.40)
Pro Forma Data (unaudited)(2):
Pro forma net income			$382,438	$299,100
Pro forma diluted net income per share			$1.91	$1.42
Declared dividends per common share:(3)	$0.05	$0.05	$0.01	$—	$—

			July 31,

	1997(1)	1998(1)	1999(1)	2000	2001

			(In thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and short-term investments	$217,046	$414,564	$859,355	$1,467,173	$1,569,409
Marketable securities	—	499,378	431,319	225,878	85,307
Working capital	253,172	632,713	842,213	1,321,957	1,359,960
Total assets	808,104	1,727,584	2,477,460	2,824,968	2,961,736
Long-term obligations	38,323	36,045	36,614	538	12,413
Total stockholders’ equity	$430,169	$1,127,943	$1,561,388	$2,071,289	$2,161,326

(1)	Historical information has been restated to reflect the acquisitions of Rock Financial Corporation and Title Source, Inc. as a pooling of interests in December 1999.

(2)	Pro forma data represents amounts as if we had adopted FAS 133, “Accounting for Derivatives Instruments and Hedging Activities” in fiscal 1999. Intuit did not have any derivative instruments or engage in hedging activities prior to fiscal 1999.

(3)	See page 18 for information regarding dividends.

ITEM 7
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE: For a more complete understanding of our financial condition and results of operations, and some of the risks that could affect future results, see “Risks That Could Affect Future Results,” beginning on page 29. This section should also be read in conjunction with the Consolidated Financial Statements and related Notes, which begin on page 38.

Results of Operations

Three-Year Total Net Revenue and Net Income (Loss) Trends

The following table shows trends in our total net revenue and net income (loss) for the past three years. Net income (loss) is shown in accordance with generally accepted accounting principles (“GAAP”), and also on an adjusted basis. We provide this adjusted financial information as a supplement to, but not a substitute for, GAAP information, in order to assist investors in assessing the results of our core operating businesses.

	Fiscal	Fiscal	Fiscal	1999-2000	2000-2001
	1999	2000	2001	% Change	% Change

	(Dollars in millions)
Total net revenue	$940.4	$1,093.8	$1,261.5	16%	15%
Net income (loss) — GAAP	$386.6	$305.7	$(82.8)	(21)%	(127)%
Net income — Adjusted *	$99.6	$134.2	$184.1	35%	37%

*	Adjusted to exclude acquisition-related charges, including amortization of purchased software and charge for purchased research and development, reorganization costs, net loss on divestitures, cumulative effect of accounting change and gains and losses related to marketable securities and other investments.

Overview

Intuit’s mission is to revolutionize how people manage their financial lives, and how small businesses and accounting professionals manage their businesses. We are the leading provider of small business, tax preparation and personal finance software products and Web-based services that simplify complex financial tasks for consumers, small businesses and accounting professionals. Our principal products and services include Quicken®, QuickBooks®, Quicken TurboTax®, ProSeries®, Lacerte® and Quicken Loans®.

Our businesses are highly seasonal — particularly our tax business, but also small business and personal finance to a lesser extent. Sales of tax products are heavily concentrated in the period from November through April. Sales of personal finance and small business products are typically strongest during the calendar year-end holiday buying season and the beginning of the calendar year and therefore major product launches for these products usually occur in the fall or early winter to take advantage of these customer buying patterns. These seasonal patterns mean that our total net revenue is usually highest during our second and third quarters. We typically report a loss in our first and fourth quarters when revenue from our tax businesses and QuickBooks are minimal, but operating expenses to develop new products and services continue at relatively consistent levels. Operating results can also fluctuate for other reasons such as changes in product release dates, non-recurring events such as acquisitions, dispositions, gains and losses from marketable securities, and product price cuts in quarters with relatively high fixed expenses.

Gains and losses related to marketable securities and other investments have a significant impact on the comparability of our yearly results. All of our marketable securities are stocks of high technology companies that have been extremely volatile. The volatility of the stock market and the potential risk of fluctuating stock prices have an impact on our operating results each year. We carry significant balances in marketable equity securities that are subject to considerable market risk due to their volatility. Fluctuations in the carrying value of our shares of Excite@Home and 724 Solutions will have an immediate impact on our earnings because we report these shares as trading securities. In fiscal 2001, the market prices of a number of these companies’ stocks declined substantially. As such, the fair value of companies included in our long-term investments also declined substantially from our initial investment due to the volatility and economic downturn of the high technology industry. During fiscal 2001, we recorded a charge of $68.8 million for other than temporary declines in the value of our marketable securities and other investments, and a charge of $40.0 million relating to the decline in the valuation of our trading securities. These declines have resulted in a material reduction in the carrying value of these assets and had a negative impact on our operating results year over year. See Note 3 of the financial statements for more information regarding risks related to our investments in marketable securities and the impact of our trading securities on our reported net income.

Acquisitions and dispositions of businesses and assets also have a significant impact on the comparability of our results year over year. During the past three years, we have completed several acquisitions. In comparing Intuit’s results for the last three fiscal years, readers should note that our acquisition of Computing Resources, Inc. (“CRI”) in May 1999 had a significant impact on our financial results, and on the comparability of our results year over year. Results for fiscal 2000 and 2001 include activity for CRI, while fiscal 1999 results include only three months of CRI’s activity. See Notes 12 and 13 of the financial statements.

Total Net Revenue

The following total net revenue discussion is categorized by our business divisions. The table below shows each business division’s percentage of our total net revenue for each year. Prior year information has been reclassified to conform to the current year financial presentation for comparability. See Note 15 and 16 of the financial statements for additional information about our business segments and our reserve for returns and exchanges.

	Fiscal	% Total	Fiscal	% Total	Fiscal	% Total	1999-2000	2000-2001
	1999	Net Revenue	2000	Net Revenue	2001	Net Revenue	% Change	% Change

	(Dollars in millions)
Net Revenue:
Small Business	$292.7	31%	$394.3	36%	$454.6	36%	35%	15%
Tax	337.7	36%	379.3	35%	452.7	36%	12%	19%
Personal Finance	137.7	15%	169.4	15%	143.1	11%	23%	(16)%
Quicken Loans	92.9	10%	56.5	5%	113.1	9%	(39)%	100%
Global Business	79.4	8%	94.3	9%	98.0	8%	19%	4%
TOTALS:	$940.4	100%	$1,093.8	100%	$1,261.5	100%	16%	15%

Fiscal 2001 Compared to Fiscal 2000. Total net revenue for fiscal 2001 was $1,261.5 million, compared to $1,093.8 million in fiscal 2000, representing growth of 15%. This increase reflected growth in a number of areas, including a 57% increase in our payroll services business. We were also able to capitalize on the positive mortgage interest rate environment and experienced growth in our Quicken Loans Division, which doubled revenue from fiscal 2000. Our Tax Division also had a strong year with an increase of 19%. Our Web-based tax return preparation and electronic tax return filing services revenue more than doubled from fiscal 2000. This was partially offset by a 16% decline in the Personal Finance Division, which was negatively effected by the declining demand for online Internet advertising.

Fiscal 2000 Compared to Fiscal 1999. Total net revenue for fiscal 2000 was $1,093.8 million, compared to $940.4 million in fiscal 1999, representing growth of 16%. This growth reflected revenue growth of 35% for the Small Business Division, 23% for the Personal Finance, and 19% for the Global Business Division. Partially offsetting this growth was a 39% decline in revenue for our Quicken Loans Division, which combined our former QuickenMortgage business and the mortgage business of Rock Financial Corporation (“Rock”). Our acquisition of Rock in December 1999 was accounted for as a pooling of interests transaction and had a significant negative impact on our total net revenue growth from fiscal 1999 to fiscal 2000, because it required us to include Rock’s pre-acquisition results in both fiscal 1999 and fiscal 2000. See Quicken Loans Division discussion below.

Net Revenue by Business Divisions

The following revenue discussion is categorized by our business divisions, which is how we examine results internally. Our domestic supplies business is considered a part of our Small Business Division, while the global supplies business is considered part of our Global Division.

Small Business Division

Small Business Division revenue is derived primarily from QuickBooks desktop products, payroll services, financial supplies products, and the QuickBooks Support Network.

Fiscal 2001 Compared to Fiscal 2000. For fiscal 2001 revenue for the Small Business Division increased 15% over revenue for fiscal 2000. Revenue from QuickBooks desktop products remained relatively flat. While we experienced an increase in the average selling prices for the year, unit sales declined 17%. This is attributable to the decline in the rate at which existing QuickBooks customers upgraded to a newer QuickBooks product, as well as the lower acquisition rate of newer users. We expect continued growth in our Small Business Division. However, we expect the QuickBooks revenue growth rate to slow unless we are able to capitalize on new sources of revenue for our QuickBooks business. See “Risks That Could Affect Future Results.”

Revenue from our payroll business increased 57% for fiscal 2001 compared to fiscal 2000. An increase in our average selling prices for both our Basic Payroll Service and our Deluxe Payroll Service contributed to this growth resulting from price increases and a shift towards a mix of higher-priced products. We also added approximately 80,000 customers across our product lines, which also contributed to this increase. We believe that our payroll business will continue to provide us with a significant opportunity to generate recurring revenue in the future. Revenues from our Financial supplies, QuickBooks Internet Gateway and QuickBooks Support Network also increased in fiscal 2001.

Fiscal 2000 Compared to Fiscal 1999. For fiscal 2000 revenue for the Small Business Division increased 35% over revenue for fiscal 1999. QuickBooks revenue grew due to higher average selling prices resulting from an improved mix of higher priced and greater functionality products. While we experienced solid growth in new users for QuickBooks 2000, the upgrade rate for existing customers was lower than our historical patterns. Domestic supplies revenues grew about 13% in fiscal 2000 compared to fiscal 1999. Revenue growth resulted primarily from our decision to charge customers for shipping and handling charges beginning in August 1999. Our Basic, Deluxe and Premier Payroll Services and the QuickBooks Support Network also experienced growth in fiscal 2000.

Tax Division

Tax Division revenue is derived primarily from Quicken TurboTax federal and state consumer desktop tax preparation products, electronic tax filing services, Quicken TurboTax for the Web online tax preparation services and ProSeries and Lacerte professional tax preparation products.

Fiscal 2001 Compared to Fiscal 2000. For fiscal 2001, Tax Division revenue increased approximately 19% compared to fiscal 2000. The Consumer Tax Group experienced revenue growth of 26% due to a combination of higher average selling prices resulting from price increases as well as improved product mix and increased unit sales for both our desktop and Web-based tax preparation products. Our tax business also benefited from Microsoft’s discontinuation of its desktop consumer tax preparation software after the calendar 1999 tax season which ended April 15, 2000. Overall, our consumer tax business added 1.3 million new customers in fiscal 2001. Our Web-based tax preparation and electronic filing services also experienced strong growth during the current tax season. Our Web based tax preparation revenue more than doubled from the prior year as a result of increased prices as well as a 71% increase in unit volume. In addition, our electronic filing services revenue increased 53%.

Our professional tax products experienced revenue growth of 10% in fiscal 2001. This growth resulted from a higher average selling price for both our ProSeries and Lacerte unlimited-use products and unit growth for our pay-per return customers. Renewal rates for our existing customer base remained strong during fiscal 2001.

Fiscal 2000 Compared to Fiscal 1999. In fiscal 2000, Tax Division revenue increased approximately 12% compared to fiscal 1999, reflecting growth in all products and services. While our Quicken TurboTax desktop products experienced about 18% unit sales growth in fiscal 2000, revenue growth was less than 2%, due to extremely competitive pricing pressures. We also experienced revenue increases in fiscal 2000 of 131% for Quicken TurboTax for the Web and 96% for electronic filing services, compared to fiscal 1999. In addition, revenue from our professional tax products increased approximately 13% from fiscal 1999. This growth was attributable to a combination of a continued shift to higher-priced products, increased pay-per-return units, and growth in our customer base due in part to our acquisitions of Compucraft Tax Services LLC and TaxByte, Inc. during fiscal 1999.

Personal Finance Division

Personal Finance Division revenue comes primarily from Quicken desktop products, advertising (both Web-based on Quicken.com, as well as in-product advertising), and online transactions.

Fiscal 2001 Compared to Fiscal 2000. Revenue from the Personal Finance Division decreased 16% compared to fiscal 2000. This decline in revenue is attributable in part to a 27% decline in unit sales for our Quicken desktop products and a 31% decline in our Internet advertising revenues. Advertising revenue declined compared to prior the year due to the overall economic environment which resulted in reduced advertising spending by purchasers of Internet advertising. We experienced continued growth in our on-line transaction business, which partially offset these declines.

Fiscal 2000 Compared to Fiscal 1999. Fiscal 2000 Personal Finance Division revenue was up 23% compared to fiscal 1999. Revenue for our Quicken product line grew approximately 18% compared to fiscal 1999, despite lower average selling prices. The increase was due to Y2K-driven customer upgrade activity, aggressive retail promotions in tandem with our tax products and the launch of the first new Macintosh version since 1998. Advertising and sponsorship revenues more than doubled from fiscal 1999, due to increased demand from the growing number of Internet companies, and increased page views, unique visitors and registered visitors on Quicken.com. Online transactions revenue also grew more than 20%.

Quicken Loans Division

Quicken Loans Division revenues come primarily from selling loans and post-closing servicing arrangements in bulk to participating financial institutions, and from loan fees for originating loans.

Fiscal 2001 Compared to Fiscal 2000. Revenue for the Quicken Loans Division increased by 100% from fiscal 2000. The growth was primarily due to two factors: an increased volume of loans sold driven by the demand to refinance and originate mortgage loans as a result of declining interest rates; and an increase in margins earned on loan fees and gains on the sale of loans. Infrastructure improvements and more efficient processes also enabled us to capitalize on the mortgage rate environment. While we expect continued growth in our mortgage business, we do not expect revenue and profit growth rates experienced by our mortgage business during fiscal 2001 to be sustainable in the long-term.

Fiscal 2000 Compared to Fiscal 1999. Mortgage revenue declined approximately 39% from fiscal 1999 to fiscal 2000. The decline was attributable to the consolidation of branch offices and reallocation of resources from a traditional branch office-based mortgage business to the online/call center mortgage business, resulting in a decline in total loan volume in the transition period. Although total loan volume declined during the transition period, our revenue per loan increased significantly as we transitioned from referring customers to participating lenders to managing the entire loan process. Rising mortgage rates reduced the demand for refinance mortgages. Deteriorating conditions in the sub-prime lending market also contributed to the decline in revenue.

Global Business Division

Global Business Division revenues come primarily from Yayoi small business products in Japan, and QuickBooks, Quicken and QuickTax products in Canada.

Fiscal 2001 Compared to Fiscal 2000. Global Division Business revenue for fiscal 2001 increased 4% compared to fiscal 2000. This increase was primarily due to the overall growth in Canada, which was driven by a 45% growth in QuickBooks sales. In addition, Canada experienced 14% growth in professional tax revenue as a result of an acquisition we made earlier in the fiscal year. Revenue in Japan continued to increase due to higher retail sales of our Yayoi small business accounting software which was partially offset by declining sales of QuickBooks. These amounts were offset by an adverse foreign exchange rate impact that resulted in lower average selling prices in US dollars and decreased royalties.

Fiscal 2000 Compared to Fiscal 1999. Global Business Division revenue for fiscal 2000 increased 19% compared to fiscal 1999. This increase was a result of favorable currency fluctuations particularly in Japan, as well as increased sales of the Yayoi small business product in Japan and strong tax product sales in Canada (due in part to our acquisition of the assets of CCH’s consumer tax business). Results in all other countries partially offset these revenue increases, as we experienced reduced revenue but increased profitability due to a shift from direct participation in certain markets to licensing arrangements.

Cost of Revenue

	Fiscal	% Total	Fiscal	% Total	Fiscal	% Total	1999-2000	2000-2001
	1999	Net Revenue	2000	Net Revenue	2001	Net Revenue	% Change	% Change

	(Dollars in millions)
Cost of Revenue:
Cost of products and services and other revenue	$217.5	23%	$282.4	26%	$312.0	25%	30%	10%
Amortization of purchased software	7.8	1%	8.8	1%	15.0	1%	13%	70%
TOTALS:	$225.3	24%	$291.2	27%	$327.0	26%	29%	12%

There are two components of our cost of revenue. The largest component is the direct cost of manufacturing and shipping products and offering services, which includes data center costs relating to delivering Internet-based products and services. The second component is the amortization of purchased software, which is the cost of depreciating products or services obtained through acquisitions over their useful lives.

Fiscal 2001 Compared to Fiscal 2000. For fiscal 2001, cost of revenue decreased to 26% of total net revenue, compared to 27% for fiscal 2000. The decline was primarily attributable to improvement in inventory management with lower excess and obsolete inventory expenses for all our product lines.

Fiscal 2000 Compared to Fiscal 1999. For fiscal 2000, cost of revenue increased to 27% of total net revenue, compared to 24% for fiscal 1999. This increase was primarily attributable to significant increases in hardware and infrastructure costs for equipment purchases to increase the capacity and efficiency of our Internet-based operation. These infrastructure costs tend to reflect the depreciation of capital assets, which are generally expensed evenly over the estimated useful lives of the assets. In addition, our service businesses, such as our payroll services and QuickBooks Support Network, contributed disproportionately to our total net revenue growth in fiscal 2000 and these services generally have higher cost of revenue compared to our desktop software businesses.

Operating Expenses

	Fiscal	% Total	Fiscal	% Total	Fiscal	% Total	1999-2000	2000-2001
	1999	Net Revenue	2000	Net Revenue	2001	Net Revenue	% Change	% Change

	(Dollars in millions)
Operating Expenses:
Customer service and technical support	$135.2	14%	$139.6	13%	$149.4	12%	3%	7%
Selling and marketing	222.4	24%	264.4	24%	270.2	21%	19%	2%
Research and development	143.4	15%	169.1	16%	207.1	16%	18%	22%
General and administrative	84.7	9%	83.7	8%	102.9	8%	(1)%	23%
Charge for purchased research and development	—	—	1.3	—	0.2	—	n/a	(85)%
Acquisition related charges	92.9	10%	157.9	14%	248.2	20%	70%	57%
Reorganization costs	2.0	—	3.5	—	—	—	75%	(100)%
TOTALS:	$680.6	72%	$819.5	75%	$978.0	78%	20%	19%

Customer Service and Technical Support

Fiscal 2001 Compared to Fiscal 2000. For fiscal 2001, customer service and technical support expenses were 12% of total net revenue, compared to 13% in fiscal 2000. This improvement reflected continued gains in providing customer service and technical support more efficiently and less expensively through Web sites and other electronic means, and from the expansion of the QuickBooks Support Network.

Fiscal 2000 Compared to Fiscal 1999. For fiscal 2000, customer service and technical support expenses were 13% of total net revenue, compared to 14% in fiscal 1999. This improvement reflected our acquisition of our Premier Payroll Service business from CRI, which experiences comparatively lower customer service and technical support expenses as a percentage of revenue.

Selling and Marketing

Fiscal 2001 Compared to Fiscal 2000. For fiscal 2001 selling and marketing expenses were 21% of total net revenue, compared to 24% in fiscal 2000. The fiscal 2001 decrease was related to the fact that we experienced relatively higher sales and marketing expenses in the first half of fiscal 2000 due to aggressive marketing programs relating to the expansion of our Internet-based businesses and to respond to the extremely competitive consumer tax season with the entrance and subsequent exit of Microsoft’s TaxSaver product. Advertising expenses declined from $57.9 million in fiscal 2000 to $40.3 million in fiscal 2001. In fiscal 2001 our payroll business and Quicken Loans Division experienced relatively lower marketing expenditures as they continue to benefit from the marketing value of the Intuit brand.

Fiscal 2000 Compared to Fiscal 1999. For fiscal 2000 and fiscal 1999 selling and marketing expenses were 24% of total net revenue. Selling and marketing expenses increased for some of our small business products and services, and well as for our Global Business Division. These increases were partially offset by decreases in selling and marketing expenses for our payroll business and Quicken Loans, which we reduced to allow more focus on process improvements for those businesses.

Research and Development

Fiscal 2001 Compared to Fiscal 2000. For fiscal 2001 and fiscal 2000 research and development expenses were 16% of total net revenue. In both fiscal 2001 and 2000, we invested significant amounts in our emerging services businesses, mostly focused in our Small Business Division. This included research and development efforts for QuickBooks for the Web, our online Deluxe Payroll Service, our QuickBase information management tool and the Intuit Developer Network. During fiscal 2002, we expect to continue significant investments in research and development, particularly for our electronic tax offerings and new small business products and services.

Fiscal 2000 Compared to Fiscal 1999. Research and development expenses were 16% of total net revenue for fiscal 2000, compared to 15% for fiscal 1999. During fiscal 2000, our primary research and development efforts were in the Small Business Division, with significant investments in the QuickBooks Internet Gateway, Site Solutions and the QuickBooks Deluxe payroll service. Fiscal 1999 research and development efforts were focused on our electronic tax offerings.

General and Administrative

Fiscal 2001 Compared to Fiscal 2000. General and administrative expenses were 8% of total net revenue for fiscal 2001 and 2000. During fiscal 2001, we experienced an increase in our bad debt expense related to the economic downturn of the high technology industry. Included in our general and administrative expense for fiscal 2001 was $2.5 million in deferred compensation amortization expense related to restricted stock granted in connection with our hiring of a new President and Chief Executive Officer in January 2000.

Fiscal 2000 Compared to Fiscal 1999. General and administrative expenses in fiscal 2000 were approximately 8% of total net revenue, compared to 9% for fiscal 1999. The improvement was primarily a result of management being able to leverage our existing infrastructure to keep the growth in these expenses at a lower rate than our total net revenue growth. In addition, fiscal 1999 expenses included an increase in the reserve for doubtful accounts of approximately $3 million relating to a financially weak distributor. Included in our general and administrative expense for fiscal 2000 was $1.3 million in deferred compensation amortization expense related to the restricted stock grant in January 2000.

Charge for Purchased Research and Development

Fiscal 2001, Fiscal 2000 and Fiscal 1999. In fiscal 2001, we recorded charges of $0.2 million for purchased research and development as a result of our acquisition of Tax and Accounting Software Corporation (“TAASC”). During fiscal 2000, we recorded $1.3 million for purchased research and development as a result of our Boston Light Software Corporation (“Boston Light”) and Hutchison Avenue Software Corporation (“Hutchison”) acquisitions. We did not incur a charge for purchased research and development in fiscal 1999. In connection with these acquisitions and with the assistance of third-party appraisers, we determined the value of in-process projects under development for which technological feasibility had not been established. The value of the projects was determined by estimating the costs to develop the in-process technology into commercially feasible products, estimating the net cash flows we believed would result from the products and discounting these net cash flows back to their present value.

Acquisition-Related Charges

Acquisition-related charges include the amortization of goodwill and purchased intangible assets, deferred compensation expenses arising from acquisitions, and impairment charges. See Note 6 of the financial statements.

Fiscal 2001 Compared to Fiscal 2000. For fiscal 2001 acquisition-related charges were $248.2 million, compared to $157.9 million in fiscal 2000. The increase was primarily attributable to an impairment charge of $78.7 million recorded in the second half of fiscal 2001. During our review for impairment, events and circumstances indicated possible impairment of our long-lived assets related to our acquisitions of Venture Finance Software Corp. (“VFSC”), SecureTax.com (“SecureTax”) and Hutchison (which consist principally of acquired intangible assets and goodwill.) These indicators included the deterioration in the business climate for Web-based companies, and management’s intentions relating to continuation of certain services provided by our Personal Finance Division. We measured the impairment loss related to long-lived assets based on the amount by which the carrying amount of such assets exceeded their fair values. Our measurement of fair value was based on an analysis of the future discounted cash flows. In performing this analysis, we used the best information available under the circumstances, including reasonable and supportable assumptions and projections. The discounted cash flow analysis considered the likelihood of possible outcomes and was based on our best estimate of projected future cash flows, including terminal value cash flows expected to result from the disposition of the assets at the end of their useful lives. Based on our analysis we recorded impairment charges of $51.0 million, $26.0 million and $1.7 million associated with VFSC, SecureTax and Hutchison, respectively.

Fiscal 2000 Compared to Fiscal 1999. Acquisition-related charges increased to $157.9 million in fiscal 2000, compared to $92.9 million in fiscal 1999. The increase was attributable to the amortization of intangible assets associated with our acquisitions of CRI in May 1999, of Boston Light, SecureTax and Hutchison in August 1999, and of Turning Mill Software, Inc. (“Turning Mill”) in November 1999.

Reorganization Costs

Fiscal 2001, Fiscal 2000 and Fiscal 1999. During fiscal 2001, we did not incur any reorganization costs. For fiscal 2000 reorganization costs were $3.5 million compared to $2.0 million in fiscal 1999. These reorganization costs were associated with our Quicken Loans subsidiary (formerly Rock) closing numerous branch offices in Michigan as it began to transition its mortgage business from a traditional branch-based business to an online and call center-based business.

Non-Operating Income and Expenses

Interest and Other Income and Expense, Net

Fiscal 2001 Compared to Fiscal 2000. In fiscal 2001, interest and other income and expense, net, increased to $60.4 million, compared to $48.4 million in fiscal 2000 despite a decline in interest rates. This resulted from higher average cash and short-term investment balances during fiscal 2001, due in part to sales of marketable securities as well as cash generated from operations. Interest earned on customer payroll deposits and mortgage loans held for resale, as well as interest expense on lines of credit used for our mortgage business are reported as, or offset, revenue for our payroll and mortgage businesses, and are not included in interest and other income.

Fiscal 2000 Compared to Fiscal 1999. In fiscal 2000, interest and other income and expense, net, increased to $48.4 million, compared to $18.3 million in fiscal 1999. The increase resulted from increased cash and short-term investment balances resulting primarily from our sales of marketable securities, as well as higher interest rates.

Gain (Loss) from Marketable Securities and Other Investments, Net

We consider our shares of Excite@Home and 724 Solutions common stock to be trading securities. See Note 3 of the financial statements. As a result, unrealized gains (or losses) due to market fluctuations in these securities are included in our net income on a quarterly basis. Recent volatility in the market has significantly reduced the value of our trading securities. We expect to be impacted by this volatility as long as we hold these securities. See “Risks That Could Affect Future Results.”

Fiscal 2001 Compared to Fiscal 2000. During fiscal 2001, we recorded a pre-tax net loss relating to marketable securities and other investments of $98.1 million compared to a pre-tax net gain of $481.1 million during fiscal 2000. Our fiscal 2001 net loss included impairment charges totaling $68.8 million relating to some of our private and publicly held investments and a $40.0 million charge for the decline in valuation of our trading securities. The majority of our fiscal 2001 gains of $10.7 million, net of taxes, resulted from dispositions of marketable securities.

Fiscal 2000 Compared to Fiscal 1999. We recorded pre-tax net gains relating to marketable securities of $481.1 million in fiscal 2000 and $579.2 million in fiscal 1999. Our fiscal 2000 net gains resulted primarily from dispositions of Checkfree, Signio (now VeriSign) and Homestore.com common stock. Our fiscal 1999 net gains resulted primarily from sales of Excite@Home, Signio and Concentric common stock, and the gain from converting our Excite common stock to Excite@Home common stock in connection with At Home Corporation’s acquisition of Excite.

Net Loss on Divestitures

During fiscal 2001 we recorded a pre-tax net loss of $15.3 million resulting from divestitures of businesses. During the second quarter of fiscal 2001 we realized a pre-tax net gain of $1.6 million for the sale of certain assets of our wholly owned subsidiary, Intuit Insurance Services, Inc., which operated our Quicken Insurance business. The gain was offset by a pre-tax net loss of $16.9 million for the sale of the technology assets of our Quicken Bill Manager business, in the fourth quarter of fiscal 2001.

Provision (Benefit) for Income Taxes

Fiscal 2001, Fiscal 2000 and Fiscal 1999. For fiscal 2001 we recorded an income tax benefit of $0.2 million on a pretax loss of $96.5 million, resulting in an effective tax rate of (0.2%). For fiscal 2000, we recorded an income tax provision of $207.2 million on a pretax income of $512.7 million, resulting in an effective tax rate of approximately 40.4%. For fiscal 1999, we recorded an income tax provision of $245.5 million on pretax income of $632.0 million, resulting in an effective income tax rate of approximately 38.8%. The difference in the effective tax rate for fiscal 2001 from fiscal 2000 and 1999, was primarily due to the tax effect of non-deductible merger-related charges.

As of July 31, 2001, we had net deferred tax assets of $223.8 million, which included a valuation allowance of $11.4 million for net operating loss carryforwards relating to our international subsidiaries. The allowance reflects management’s assessment that we may not receive the benefit of certain loss carryforwards of our international subsidiaries. While we believe our current valuation allowance is sufficient, it may be necessary to increase this amount if it becomes more likely that a greater portion of the net deferred tax assets will not be realized. We assess the need for an adjustment to the valuation allowance on a quarterly basis. See Note 22 of the financial statements.

Cumulative Effect of Accounting Change

During the first quarter of fiscal 2001, we recorded a cumulative gain of $14.3 million, net of taxes, as a result of a change in accounting principle that required us to recognize the cumulative effect of the increase in the fair value of our S1 options as of August 1, 2000. See Note 3 of the financial statements. Subsequent fluctuations in the fair value of these options will also be included in our net income or net loss.

Liquidity and Capital Resources

At July 31, 2001 our cash, cash equivalents and short-term investments totaled $1,569.4 million, a $102.2 million increase from July 31, 2000.

Our operations provided $233.2 million in cash during fiscal 2001. Primary components of cash from operations were net income adjustments made for non-cash expenses. These adjustments included acquisition related charges totaling $248.2 million and a net loss on marketable securities and other investments of $98.1 million. Offsetting these adjustments was a cumulative effect of an accounting change for $(14.3) million, net of taxes and an increase in our deferred income tax benefit. In addition, our accounts receivable and draft payables balances generated a combined $79.8 million to cash from operations. This was partially offset by the increase in our prepaid and other current assets and mortgage loans, which was primarily the result of fluctuations in the timing of our expenses and the closing of loans.

Investing activities used $283.3 million in cash during fiscal 2001. The primary use of cash was for business acquisitions, which included VFSC and TAASC. As part of our continuing internal investment in information systems and infrastructure for our emerging businesses, we purchased $77.1 million of property and equipment including $12.7 million of capitalized internally developed software. In connection with our acquisition of CRI in May 1999, we paid two annual installments of $25 million in May of 2000 and 2001. A third installment is due in May 2002.

Financing activities provided $80.7 million during fiscal 2001, primarily attributable to proceeds from the issuance of common stock under employee stock purchase and option plans. This was partially offset by the use of $8.4 million for our stock repurchase program.

We currently hold investments in a number of publicly traded companies. See Note 3 of the financial statements. The volatility of the stock market and the potential risk of fluctuating stock prices may have an impact on the proceeds from future sales of these securities and therefore on our future liquidity. Due to our reporting of the Excite@Home and 724 Solutions shares as trading securities, future fluctuations in the carrying values of these securities will impact our earnings. See Note 3 of the financial statements. If future declines in our other marketable securities are deemed to be permanent, they will also impact our earnings.

In the normal course of business, we enter into leases for new or expanded facilities in both domestic and global locations. We also evaluate, on an ongoing basis, the merits of acquiring technology or businesses, or establishing strategic relationships with and investing in other companies. We may decide to use cash and cash equivalents to fund such activities in the future. In May 2001, Intuit’s Board of Directors authorized the company to repurchase up to $500.0 million of common stock over a three-year period. At July 31, 2001, there was $491.6 million of common stock remaining under the repurchase authorization.

We believe that our cash, cash equivalents and short-term investments will be sufficient to meet anticipated seasonal working capital and capital expenditure requirements for at least the next twelve months.

Recent Accounting Pronouncements

On June 29, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS 141), “Business Combinations,” and No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.”

SFAS 141 supersedes APB Opinion No. 16, “Business Combinations,” and eliminates the pooling-of-interests method of accounting for business combinations, thus requiring that all business combinations be accounted for using the purchase method. In addition, in applying the purchase method, SFAS 141 changes the criteria for recognizing intangible assets apart from goodwill and states the following criteria should be considered in determining the recognition of the intangible assets: (1) the intangible asset arises from contractual or other legal rights, or (2) the intangible asset is separable or dividable from the acquired entity and capable of being sold, transferred, licensed, rented, or exchanged. The requirements of SFAS 141 are effective for all business combinations completed after June 30, 2001.

SFAS 142 supercedes APB Opinion No. 17, “Intangible Assets,” and requires goodwill and other intangible assets that have an indefinite useful life to no longer be amortized. However, these assets must be reviewed at least annually for impairment. Application of SFAS 142 is required immediately for business combinations completed after June 30, 2001. However, for transactions completed prior to July 1, 2001, we may elect to adopt SFAS 142 effective either August 1, 2001 or August 1, 2002. This election must be made prior to the issuance of our financial statements for the quarter ending October 31, 2001. Due to the complexity of this new standard and its recent issuance, we have decided to adopt SFAS 142 effective August 1, 2002. We are currently evaluating the impact of FAS 142 on our financial position and statement of operations.

RISKS THAT COULD AFFECT FUTURE RESULTS

Company-Wide Factors That Could Affect Future Results

Our revenue and earnings are highly seasonal, which causes significant quarterly fluctuations in our revenue and net income. Several of our businesses are highly seasonal — particularly our tax business, but also small business and personal finance to a lesser extent. This causes significant quarterly fluctuations in our financial results. Revenue and operating results are usually strongest during the second and third fiscal quarters ending January 31 and April 30. We experience lower revenues, and often significant operating losses, in the first and fourth quarters ending October 31 and July 31.

Acquisition-related costs can cause significant fluctuation in our net income. Our recent acquisitions have resulted in significant expenses, including amortization of purchased software (which is reflected in cost of revenue), as well as charges for in-process research and development and amortization of goodwill, purchased intangibles and deferred compensation (which are reflected in operating expenses). Total acquisition-related costs in the categories identified above were $100.7 million in fiscal 1999, $168.1 million in fiscal 2000 and $263.4 million in fiscal 2001 (including a charge of $78.7 million in fiscal 2001 to write down the long-lived intangible assets related to the recent acquisitions of VFSC, SecureTax and Hutchison). Additional acquisitions, and any additional impairment of the value of purchased assets, could have a significant negative impact on future operating results.

Gains and losses related to marketable securities and other investments can cause significant fluctuations in our net income. Our investment activities have had a significant impact on our net income. We recorded pre-tax net gains from marketable securities and other investments of $579.2 million in fiscal 1999 and $481.1 million in fiscal 2000 and a pre-tax net loss of $98.1 million in fiscal 2001. Fiscal 2000 and 2001 decreases in the market prices of our trading securities have resulted in significant reductions in our pre-tax income. Future price fluctuations in trading securities, and any significant long-term declines in value of other securities, could reduce our net income in future periods.

Recent changes to Financial Accounting Standards Board guidelines relating to accounting for goodwill could make our acquisition-related charges less predictable in any given reporting period. The FASB recently adopted a new standard for accounting for goodwill acquired in a business combination. It continues to require recognition of goodwill as an asset but does not permit amortization of goodwill as previously required. Under the new statement, goodwill is separately tested for impairment using a fair-value-based approach when an event occurs indicating the potential for impairment. Any required goodwill impairment charges will be presented as a separate line item within the operating section of the income statement. The shift from an amortization approach to an impairment approach applies to previously recorded goodwill as well as goodwill arising from acquisitions completed after adoption of the new standard. When we adopt the new standard, our goodwill amortization charges will cease. However, it is possible that in the future, we would incur less frequent, but larger, impairment charges related to the goodwill already recorded as well as goodwill arising out of future acquisitions as we continue to expand our business. We currently expect to adopt the new standard beginning in the first quarter of fiscal 2003.

A general decline in economic conditions could lead to reduced demand for our products and services. The recent downturn in general economic conditions has led to reduced demand for a variety of goods and services, including many technology products, and we believe the economic decline has been partially responsible for slower than expected growth in our Small Business Division during fiscal 2001. If conditions continue to decline, or fail to improve, in geographic areas that are significant to us, such as the United States, Canada and Japan, we could see a significant decrease in the overall demand for our products and services that could harm our operating results.

If we do not continue to successfully develop new products and services in a timely manner, our future financial results will suffer. We believe that it is necessary to continually develop new products and services and to improve existing products and services to remain competitive in the markets we serve. Failure to do so may give competitors opportunities to improve their competitive position at our expense, and result in declines in our revenue and earnings. However, development and improvement of products and services is a complex process involving several risks. Hiring and retaining highly qualified technical employees is critical to the success of our development efforts, and we face intense competition for these employees. Launches of products and services can be delayed for a variety of reasons. New or improved products and services may also have “bugs” that hinder performance. Third party products we incorporate in, or use to build and support, our products and services, may also contain defects that impair performance. These problems can be expensive to fix and can also result in higher technical support costs and lost customers. New products or features are sometimes built on top of older architectures or infrastructures, which can take longer to get to market, make quality assurance and support more difficult, and lead to complexity in supporting future functionality.

If we do not continue to successfully refine and update the business and operating models for our expanding range of products and services, including Internet-based and other emerging service businesses, and continue to improve the operational support for these businesses, the businesses will not achieve sustainable financial viability or broad customer acceptance. Our business models for our expanding range of products and services, including Internet-based businesses and other emerging service businesses, rely on more complex and varied revenue streams than our traditional desktop software businesses. For these businesses to become and remain economically viable, we must continually refine their business and operating models to reflect evolving economic circumstances. These businesses also depend on a different operational infrastructure than our desktop software businesses, and we must continually develop, expand and modify our internal systems and procedures to support these businesses, including call center, customer management, order management, billing and other systems. In particular, our Web-based tax preparation and electronic filing services must effectively handle extremely heavy customer demand during the peak tax season. If we are unable to meet customer expectations in a cost-effective manner, we could lose customers, receive negative publicity, and incur increased operating costs, which could have a significant negative impact on the financial and market success of these businesses. Despite our efforts to maintain continuous and reliable operations at our data center, like all providers of Internet-based products and services, we occasionally experience unplanned outages or technical difficulties. Lengthy and/or frequent service outages — particularly for services that customers consider time-sensitive — can result in negative publicity, damage to our reputation and loss of customers.

Despite our efforts to adequately staff and equip our customer service and technical support operations, we cannot always respond promptly to customer requests for assistance. We occasionally experience customer service and support problems, including longer than expected “hold” times when our staffing is inadequate to handle higher than anticipated call volume, and a large number of inquiries from customers checking on the status of product orders when the timing of shipments fails to meet customer expectations. This can adversely affect customer relationships and our financial performance. In order to improve our customer service and technical support, we must continue to focus on eliminating underlying causes of service and support calls (through product improvements and better order fulfillment processes), and on more accurately anticipating demand for customer service and technical support.

We face risks relating to customer privacy and security and increasing regulation, which could hinder the growth of our businesses. Despite our efforts to address customer concerns about privacy and security, these issues still pose a significant risk, and we have experienced lawsuits and negative publicity relating to privacy issues. For example, during fiscal 2000 and fiscal 2001, there were press articles criticizing our privacy and security practices as they relate to the connectivity of our desktop software to our Web sites. We have faced lawsuits and negative press alleging that we improperly shared information about customers with third party “ad servers” for our Web sites. A major breach of customer privacy or security by Intuit, or even by another company, could have serious consequences for our businesses — particularly our Internet businesses — including reduced customer interest and/or additional regulation by federal or state agencies. In addition, mandatory privacy and security standards and protocols have been developed by the federal government, and we have incurred significant expenses to comply with these requirements. Additional similar federal and state laws may be passed in the future, and the cost of complying with additional legislation could have a negative impact on our operating results. If Internet use does not grow as a result of privacy or security concerns, increasing regulation or for other reasons, the growth of our Internet-based businesses would be hindered.

We face challenges in maintaining adequate access to retail distribution channels. We face ongoing challenges in negotiating financially favorable terms with retailers. Any termination or significant disruption of our relationship with any of our major distributors or retailers, or a significant unanticipated reduction in sales volume attributable to any of our principal resellers, could result in a significant decline in our net revenue. Also, any financial difficulties of our retailers or distributors could have an adverse effect on our operating expenses if uncollectable amounts from them exceed the bad debt reserves we have established.

We rely on two third party vendors to handle all outsourced aspects of our primary retail desktop software product launches. For manufacturing and distributing our primary retail products at the time of product launches, we have an exclusive manufacturing relationship with Modus Media, and an exclusive distribution arrangement with Ingram Micro Logistics. While we believe that relying on only two outsourcers for our primary retail product launches improves the efficiency and reliability of our product launches, reliance on any vendor for a significant aspect of our business can have severe negative consequences if the vendor fails to perform for any reason.

Actual product returns may exceed return reserves. We ship more desktop products to our distributors and retailers than we expect them to sell, in order to reduce the risk that distributors or retailers will run out of products. This is particularly true for our tax products, which have a short selling season. Like most software companies, we have a liberal product return policy and we have historically accepted significant product returns. We establish reserves for product returns in our financial statements, based on estimated future returns of products. We closely monitor levels of product sales and inventory in the retail channel in an effort to maintain reserves that are adequate to cover expected returns. In the past, returns have not generally exceeded these reserves. However, if we do experience actual returns that significantly exceed reserves, it would result in lower net revenue.

Our recent acquisitions have resulted in business integration challenges. Our recent acquisitions have expanded our product and service offerings, personnel and geographic locations. Integrating and organizing acquired businesses creates challenges for our operational, financial and management information systems, as well as for our product development processes. If we do not adequately address issues presented by growth through acquisitions, we may not fully realize the intended benefits (including financial benefits) of these acquisitions.

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

Legal protection for our intellectual property is not always effective to prevent unauthorized use. We rely on a combination of copyright, patent, trademark and trade secret laws, and employee and third-party nondisclosure and license agreements, to protect our software products and other proprietary technology. Current U.S. laws that prohibit copying give us only limited practical protection from software “pirates,” and the laws of many other countries provide very little protection. Policing unauthorized use of our products is difficult, expensive and time-consuming and anti-copy protections may decrease product ease of use and performance. We expect that software piracy will be a persistent problem for our desktop software products. In addition, the Internet may tend to increase, and provide new methods for, illegal copying of the technology used in our desktop and Internet-based products and services.

We do not own all of the software and other technologies used in our products and services. We have the licenses from third parties that we believe are necessary for using technology that we do not own in our current products and services. From time to time it may be necessary to renegotiate with these third parties for inclusion of their technology in existing products, in new versions of our current products or in new products. Third party licenses may not be available on reasonable terms, or at all. Other parties occasionally claim that features or content of our products, or our use of trademarks, may infringe their proprietary rights. Past claims have not resulted in any significant litigation, settlement or licensing expenses, but future claims could. Third parties may assert infringement claims against us in the future, and claims could result in costly litigation, require us to redesign one or more of our products or services, require us to obtain a license to intellectual property rights of third parties or perhaps to cease marketing affected products and services. Third party licenses may not be available on reasonable terms, or at all.

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

Our ability to conduct business could be impacted by a variety of factors such as electrical power interruptions, earthquakes, fires, terrorist activities and other similar events. Our business operations depend on the efficient and uninterrupted operation of a large number of computer and communications hardware and software systems. These systems are vulnerable to damage or interruption from electrical power interruptions, telecommunication failures, earthquakes, fires, floods, terrorist activities and their aftermath, and other similar events. Recently, electrical power in certain locations in California has been interrupted for short periods of time in the form of “rolling blackouts.” To date, our business operations have not been materially impacted by these outages. However, it is possible that rolling blackouts will continue in the foreseeable future and our facilities could be significantly affected in the future. Other unpredictable events could also impact our ability to continue our business operations. For example, the recent terrorist attacks on New York City and Washington, D.C. and the aftermath of those attacks may have an unpredictable negative impact on our business activities. For our Internet-based services, system failures of our internal server operations or those of various third-party service providers, including Web site operators, could result in interruption in our services to our customers. Any significant interruptions in our ability to conduct our business operations could reduce our revenue and operating income. Our business interruption insurance may not adequately compensate us for the impact of interruptions to our business operations.

Factors Relating to Competition

We face competitive pressures in all of our businesses, which can have a negative impact on our revenue, profitability and market position. There are formidable current and potential competitors in the private sector, and we also face potential competition from publicly-funded government entities seeking to enter private markets in the United States for consumer electronic financial services. Accordingly, we expect competition to remain intense during fiscal 2002 and beyond. In all our businesses, we face continual risks that competitors will introduce better products and services, reduce prices, gain better access to distribution channels, increase advertising (including advertising targeted at Intuit customers), and release new products and services before we do. Any of these competitive actions (particularly any prolonged price competition) could result in lower net revenue and/or lower profitability for Intuit. They could also affect our ability to keep existing customers and acquire new customers, which is particularly important for our Internet-based products and services.

In the small business area, we face a wide range of competitive risks that could impact our financial results. Our desktop and Web-based accounting software products and services face current competition from other desktop software, as well as other Web-based accounting products. Microsoft Great Plains recently announced that it will be launching a new accounting and payroll product for small businesses that is targeted at similar size customers as QuickBooks and QuickBooks for the Web. Other competitors and potential competitors have begun providing, or have expressed significant interest in providing, accounting and business management products and services to small businesses. For example, Microsoft’s bCentral offers a variety of Web-enabled small business services. In online payroll, the competitive landscape is changing quickly and we could lose some competitive advantage if other companies begin offering online payroll services that integrate with desktop and/or Web-based accounting software. Our financial supplies business continues to experience pricing pressures from many of our competitors. While we have been able to offset some of the impact of price competition by improving operational efficiencies and customer service, ongoing price pressures could result in lower revenue and profitability for our supplies business.

We face competitive pressures in our tax businesses, particularly our consumer tax preparation software business, which can have a negative impact on our revenue, profitability and market position. Recent tax seasons have been extremely competitive. There are formidable current and potential competitors in the private sector, and we also face potential competition from publicly-funded government entities seeking to enter private markets in the United States for consumer electronic financial services. Accordingly, we expect competition to remain intense during fiscal 2002 and beyond.

Our personal finance products face aggressive competition that could limit future growth. Our Quicken products compete directly with Microsoft Money, which is aggressively promoted and priced. We expect competitive pressures for Quicken to continue, both from Microsoft Money, and from Web-based personal finance tracking and management tools that are becoming increasingly available at no cost to consumers. We expect these pressures will result in reduced revenue and could result in lower profitability for our Quicken product line. There are many competitors for our Internet-based personal finance products and services. The number of competitors has increased in recent years as more companies expand their businesses onto the Internet. However, the general downturn in Internet and technology stocks since March 2000 has resulted in significant consolidation, with fewer, but more financially sound, competitors surviving. This could make it more difficult for us to compete effectively.

Products and services offered to consumers by government agencies may increasingly overlap with products and services offered by Intuit and others in the private sector, and could have a significant negative impact on our future financial results. Government agencies are increasingly using public funds to offer commercial products and services to consumers that are duplicative of those provided by private sector companies, including Intuit. For example, some federal and state tax agencies have begun to expand their mission by offering individual taxpayers electronic tax preparation and filing services similar to those currently offered by Intuit and others at a low cost. In addition, a growing number of firms are providing Web-based tax filing services at no cost to lower income taxpayers through public service initiatives, such as Intuit’s Quicken Tax Freedom Project, offering additional competition. Although some governmental agencies have begun taking steps to reverse this trend by abandoning previous plans to provide electronic commerce products and services, future administrative, regulatory or legislative activity in this area could adversely impact Intuit and other companies that provide software and electronic financial services. Intuit is actively working with others in the private sector, as well as with federal and state government officials, to help clarify the appropriate role for government agencies in the electronic commerce marketplace.

Specific Factors Affecting Our Small Business Division

If we are unable to capitalize on new sources of revenue for our QuickBooks business, the business will not be able to achieve sustained growth. Sales of our QuickBooks desktop product for fiscal 2001 were lower than expected, due to lower upgrade sales to existing customers compared to fiscal 2000, as well as lower than expected sales to new customers. We cannot rely solely on these sources of revenue to provide sustainable future growth for our Small Business Division. We must generate revenue from broader markets and customer segments as well as from new products and services.

Our employer services business faces a number of risks that could limit future growth. For our employer services, we must be able to process employee data accurately, reliably and in a timely manner in order to attract and retain customers and avoid the costs associated with errors. For example, if we make errors in providing accurate and timely payroll information, cash deposits or tax return filings, we face potential liability to customers, additional expense to correct product errors and loss of customers. For our Internet-based offerings (including our Deluxe and online Basic payroll), we must also continue to improve our operations to provide reliable connectivity to our data centers to enable customers to transmit and receive data. In order to expand the customer base for our Deluxe and Premier payroll services, we must continue to focus on streamlining the service activation process for new customers. For employer services currently under development, we face a risk of potential delays in technology development. We also face the risk that we may not be able to successfully cross-sell employee administration products and services to the existing base of QuickBooks customers.

Specific Factors Affecting our Tax Division

Significant problems or delays in the development of our tax products would result in lost revenue and customers. The development of tax preparation software presents a unique challenge because of the demanding annual development cycle required to incorporate unpredictable tax law changes each year. The rigid development timetable increases the risk of errors in the products and the risk of launch delays. Any major defects could lead to negative publicity, customer dissatisfaction and incremental operating expenses - including expenses resulting from our commitment to reimburse penalties and interest paid by consumer customers due solely to calculation errors in our products. A late product launch could cause our current and prospective customers to choose a competitor’s product for that year’s tax season or to choose not to purchase tax preparation software. This would result in lost revenue in the current year and would make it more difficult for us to sell our products to those customers in future tax seasons.

If we fail to maintain reliable and responsive service levels for our electronic tax offerings, we could lose revenue and customers. Our online tax preparation and electronic tax filing services face significant challenges in maintaining high service levels, particularly during peak volume service times. For example, we have experienced relatively brief unscheduled interruptions in our electronic filing/and or tax preparation services during fiscal 1999, 2000 and 2001. We do not believe any prior service outages had a material financial impact, prevented customers from completing and filing their returns in a timely manner, or posed a risk that customer data would be lost or corrupted. However, we did experience negative publicity in some instances. The exact level of demand for Quicken TurboTax for the Web and electronic filing is impossible to predict, and we could experience adverse financial and public relations consequences if these services are unavailable for an extended period of time, or late in the tax season, due to technical difficulties or other reasons.

Specific Factors Affecting our Personal Finance Division

The long-term viability of our Quicken.com Web site will depend on our ability to provide products and services that attract customers and advertisers, develop alternative revenue sources, and ensure reliable operation of the site. Growth in customers and traffic is important for our Quicken.com site and its ability to generate advertising revenue, but traffic can vary significantly from month to month due to seasonal trends, site performance, performance of the major stock market indices, economic trends and other factors. Monthly Quicken.com page views have varied dramatically over the past two years, from approximately 150 million in September 1999, to a peak of over 300 million in March 2000, back down to about 140 million in July 2001. In addition, the demand for Internet advertising has declined significantly during the past 18 months. We must identify and capitalize on additional sources of revenue to provide sustainable future growth. Our Quicken.com operations are currently dependent on hosting services provided to us by Excite@Home, which recently filed for bankruptcy. We are taking steps to transition these hosting operations to our in-house data center. This will reduce in the short term, and eventually eliminate, our operational dependency on Excite@Home. However, this transition could involve major disruption to the Quicken.com service, depending on how quickly the transition needs to be completed. If Excite@Home ceases to provide hosting services before we are able to complete a transition, our contract with them gives us the right to run their hosting operations for Quicken.com, but there can be no assurance that we could enforce that right. In addition, due to the constantly evolving business environment in which we operate, and the changing priorities and economic circumstances of Intuit and our business allies, we have been, and may continue to be, required to adapt some of our other third party relationships in ways that are less attractive to us (financially or otherwise) and/or establish new relationships.

Specific Factors Affecting our Quicken Loans Division

It is unlikely that the revenue and profit growth rates experienced by our mortgage business during fiscal 2001 will be sustainable long-term, either on a year-over-year basis or on a sequential quarter basis. Mortgage rate increases, the impact of the economic climate on the housing market, business operation risks and other factors could result in significantly lower revenue and profit growth for our mortgage business. Increases in mortgage interest rates and other interest rates adversely affected our mortgage business during fiscal 2000, contributing to a significant revenue decline from fiscal 1999 to fiscal 2000. Conversely, declines in mortgage interest rates during fiscal 2001 had a positive impact on revenue. If mortgage rates rise again, this could negatively impact the volume of applications and closed loans, particularly our most mortgage-rate sensitive products such as conventional refinancing loans. Fluctuations in non-mortgage rates also create risks with respect to the loans on our balance sheet and impact our cost of funds to provide loans. In addition, our ability to successfully streamline the online application, approval, and closing process will have a significant impact on our ability to attract customers to our mortgage service, and on our ability to continue increasing the percentage of our mortgage revenue generated through the online channel compared to branch offices. We must also maintain relationships with certain banks and other third parties who we rely on to provide access to capital, and later, purchase and service the loans. If we are unable to maintain key relationships, or if the terms of key relationships change to be less favorable to Intuit, it could have a negative impact on our mortgage business and on Intuit’s financial results.

Specific Factors Affecting our Global Business Division

Business conditions in international markets, other risks inherent in global operations, and changes in our business model in Europe, may negatively impact our financial performance. Conducting business globally involves many risks, including potential volatility in the political and economic conditions of foreign countries; difficulties in managing operations in different locations (including hiring and retaining management personnel); a product development process that is often more time-consuming and costly than in the U.S. due in part to “localization” requirements; fluctuations in foreign currency exchange rates; and unanticipated changes in foreign regulatory requirements. For example, the economic situation in Japan had a negative impact on global revenue and profits during recent fiscal years. In addition, the shift in our business model in Germany has led to declining revenues for us in the markets we serve through a distribution arrangement.

ITEM 7A
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold derivative financial instruments in our short-term investment portfolio. Our short-term investments consist of instruments that meet quality standards consistent with our investment policy. This policy dictates that, for short-term investments, we diversify our holdings and limit our short-term investments with any individual issuer in a managed portfolio to a maximum of $5 million. The following table of our short-term investments portfolio is classified by the original maturity date listed on the security:

Principal Amounts by Stated Maturity

	Years Ending July 31,						Fair Value
							July 31,
	2002	2003	2004	2005	2006	Total	2001

	(in thousands, except interest rates)
Cash Equivalents	$416,677	—	—	—	—	$416,677	$416,677
Average Interest Rate	3.78%					3.78%
Short-term Investments	$215,205	$221,620	—	$11,740	$670,740	$1,119,305	$1,119,305
Average Interest Rate	4.10%	3.82%	—	3.39%	3.30%	3.56%
Total Portfolio	$631,882	$221,620	—	$11,740	$670,740	$1,535,982	$1,535,982
Average Interest Rate	3.89%	3.82%	—	3.39%	3.30%	3.62%

Marketable Securities

We carried significant balances in marketable equity securities as of July 31, 2001. These securities are subject to considerable market risk due to their volatility. Fluctuations in the carrying value of our shares of Excite@Home and 724 Solutions will have an immediate impact on our earnings because we report these shares as trading securities. If our available-for-sale securities experience further declines in fair value that are considered other than temporary, we will reflect the additional loss in our net income in the period when the subsequent impairment becomes apparent. See Note 3 of the financial statements for more information regarding risks related to our investments in marketable securities and the impact of our trading securities on our reported net income.

Interest Rate Risk

Interest rate risk represents a component of market risk to us and represents the possibility that changes in interest rates will cause unfavorable changes in our net income and in the value of our interest rate sensitive assets, liabilities and commitments, particularly those that relate to our mortgage and payroll businesses. In a higher interest rate environment, borrower demand for mortgage loans generally declines, adversely affecting our mortgage loan business. Interest rate movements also affect the interest income earned on loans we hold for sale in the secondary market, interest expense on our lines of credit, the value of our mortgage loans and ultimately the gain or loss on the sale of those mortgage loans. In addition, interest rate movements affect the interest income earned on investments we hold in our short-term investment portfolio and the value of those investments.

As part of our risk management programs, we enter into financial agreements and purchase financial instruments in the normal course of business to manage our exposure to interest rate risk with respect to our conventional mortgage loans and our government-insured loans (together, “Prime Loans”), but not with respect to our sub-prime loans or home equity lines of credit. We use these financial agreements and financial instruments for the explicit purpose of managing interest rate risks to protect the value of our mortgage loan portfolio and not for trading purposes.

We actively monitor and manage our exposure to interest rate risk on Prime Loans, which is incurred in the normal course of business. The committed and closed pipelines of Prime Loans, as well as the related forward commitments are valued daily. We refer to the loans, pipeline, commitments and derivatives together as the “Hedge Position.” We evaluate the Hedge Position against a spectrum of interest rate scenarios to determine expected net changes in the fair values of the Hedge Position in relation to the changes in interest rates. We evaluate our interest rate risk exposure daily using models that estimate changes in the fair value of the Hedge Position and compare those changes against the fair value of the underlying assets and commitments.

Based on the carrying values of our mortgage loans and lines of credit that we held at July 31, 2001, we do not believe that short-term changes in interest rates will have a material effect on the interest income we earn on loans held for sale in the secondary market, interest expense on our lines of credit or the value of mortgage loans. See Notes 4 and 14 of the financial statements for more information regarding risks related to our mortgage loans and lines of credit. However, a change in interest rates may potentially have a material impact on the interest income earned on our cash equivalents and short-term investments held at July 31, 2001.

Impact of Foreign Currency Rate Changes

We translate foreign currencies into U.S dollars for reporting purposes; currency fluctuations can have an impact, though generally immaterial, on our results. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our global subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. For all three years presented there was an immaterial currency exchange impact from our intercompany transactions. Currency exchange risk is also minimized since foreign debt is due exclusively in local foreign currencies. As of July 31, 2001, we did not engage in foreign currency hedging activities.

ITEM 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Report:

2.	INDEX TO FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements:

Schedule		Page

II	Valuation and Qualifying Accounts	64

All other schedules not listed above have been omitted because they are inapplicable or are not required.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Intuit Inc.

We have audited the accompanying consolidated balance sheets of Intuit Inc. as of July 31, 2000 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intuit Inc. at July 31, 2000 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Palo Alto, California
August 20, 2001

INTUIT INC.
CONSOLIDATED BALANCE SHEETS

	July 31,	July 31,
	2000	2001

	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$416,953	$450,104
Short-term investments	1,050,220	1,119,305
Marketable securities	225,878	85,307
Customer deposits	181,678	230,410
Accounts receivable, net of allowance for doubtful accounts of $9,018 and $16,184, respectively	67,420	27,990
Mortgage loans	60,330	123,241
Deferred income taxes	41,843	77,948
Prepaid expenses and other current assets	30,538	33,617

Total current assets	2,074,860	2,147,922
Property and equipment, net	167,707	185,969
Goodwill, net	358,890	326,986
Purchased intangibles, net	79,988	88,348
Long-term deferred income taxes	92,985	145,905
Investments	31,160	24,107
Loans due from affiliates	6,464	9,502
Other assets	12,914	32,997

Total assets	$2,824,968	$2,961,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,145	$66,400
Accrued compensation and related liabilities	49,303	64,325
Payroll service obligations	177,002	205,067
Escrow liabilities	8,479	23,373
Drafts payable	23,598	63,518
Deferred revenue	107,578	125,018
Income taxes payable	110,743	82,661
Short-term note payable	34,286	38,672
Other accrued liabilities	162,769	118,928

Total current liabilities	752,903	787,962
Long-term obligations	538	12,413
Commitments and contingencies	—	—
Minority interest	238	35
Stockholders’ equity:
Preferred stock, $0.01 par value
Authorized — 1,345 shares total; 145 shares designated Series A; 250 shares designated Series B Junior Participating
Issued and outstanding — none	—	—
Common stock, $0.01 par value
Authorized — 750,000 shares
Issued and outstanding — 204,300 and 210,526 shares, respectively	2,043	2,105
Additional paid-in capital	1,519,650	1,723,385
Treasury stock, at cost	(134)	(8,497)
Deferred compensation	(26,522)	(21,720)
Accumulated other comprehensive income	55,586	28,180
Retained earnings	520,666	437,873

Total stockholders’ equity	2,071,289	2,161,326

Total liabilities and stockholders’ equity	$2,824,968	$2,961,736

See accompanying notes.

INTUIT INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal

	1999	2000	2001

	(In thousands, except per share data)
Net Revenue:
Products	$738,431	$803,759	$883,512
Services	156,379	198,655	304,910
Other	45,625	91,411	73,039

Total net revenue	940,435	1,093,825	1,261,461
Costs and expenses:
Cost of revenue:
Cost of products sold	143,675	158,755	143,289
Cost of services	49,104	92,969	142,799
Cost of other revenue	24,684	30,661	25,952
Amortization of purchased software	7,775	8,798	14,949
Customer service and technical support	135,172	139,550	149,353
Selling and marketing	222,450	264,367	270,216
Research and development	143,437	169,083	207,085
General and administrative	84,655	83,745	102,918
Charge for purchased research and development	—	1,312	238
Acquisition related charges (includes $78,686 of impairment charges in 2001)	92,917	157,948	248,202
Reorganization costs	2,000	3,500	—

Total costs and expenses	905,869	1,110,688	1,305,001

Income (loss) from operations	34,566	(16,863)	(43,540)
Interest and other income and expense, net	18,252	48,443	60,366
Gains (losses) on marketable securities and other investments, net	579,211	481,130	(98,053)
Net loss on divestitures	—	—	(15,315)

Income (loss) before income taxes, minority interest and cumulative accounting change	632,029	512,710	(96,542)
Provision (benefit) for income taxes	245,550	207,184	(229)
Minority interest	(85)	(135)	794

Income (loss) before cumulative effect of accounting change	386,564	305,661	(97,107)
Cumulative effect of accounting change, net of income taxes of $9,543	—	—	14,314

Net income (loss)	$386,564	$305,661	$(82,793)

Basic net income (loss) per share before cumulative effect of accounting change	$2.02	$1.52	$(0.47)
Cumulative effect of accounting change	—	—	0.07

Basic net income (loss) per share	$2.02	$1.52	$(0.40)

Shares used in basic net income (loss) per share amounts	190,927	200,770	207,959

Diluted net income (loss) per share before cumulative effect of accounting change	$1.93	$1.45	$(0.47)
Cumulative effect of accounting change	—	—	0.07

Diluted net income (loss) per share	$1.93	$1.45	$(0.40)

Shares used in diluted net income (loss) per share amounts	199,816	211,271	207,959

See accompanying notes.

INTUIT INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional		Deferred	Other	Retained	Total
			Paid In	Treasury	Stock	Comprehensive	Earnings	Stockholders'
	Shares	Amount	Capital	Stock	Compensation	Income	(Deficit)	Equity

	(Dollars in thousands)
Balance at August 1, 1998	185,972,325	$1,860	$1,106,188	$(134)	$—	$182,602	$(162,572)	$1,127,944
Components of comprehensive income:
Net income	—	—	—	—	—	—	386,564	386,564
Unrealized losses on marketable securities, net of tax						(99,450)		(99,450)
Foreign currency translation adjustments						(4,008)		(4,008)

Comprehensive income, net of tax								283,106
Issuance of common stock upon exercise of options and other	9,113,204	91	71,796	—	—	—	—	71,887
Issuance of common stock pursuant to Employee Stock Purchase Plan	396,546	4	6,323	—	—	—	—	6,327
Issuance of common stock pursuant to acquisitions	866,449	8	22,791	—	—	—	—	22,799
Stockholders’ distributions	—	—	—	—	—	—	(1,049)	(1,049)
Tax benefit from employee stock option transactions	—	—	58,150	—	—	—	—	58,150
Adjustment due to acquisitions accounted for as a pooling of interests	—	—	—	—	—	—	(7,776)	(7,776)

Balance at July 31, 1999	196,348,524	1,963	1,265,248	(134)	—	79,144	215,167	1,561,388
Components of comprehensive income:
Net income	—	—	—	—	—	—	305,661	305,661
Unrealized losses on marketable securities, net of tax						(23,060)		(23,060)
Foreign currency translation adjustments						(498)		(498)

Comprehensive income, net of tax								282,103
Issuance of common stock upon exercise of options and other	6,651,953	67	80,296	—	—	—	—	80,363
Issuance of restricted common stock	225,000	2	15,202	—	(15,202)	—	—	2
Issuance of common stock pursuant to Employee Stock Purchase Plan	355,281	4	9,771	—	—	—	—	9,775
Issuance of common stock pursuant to acquisitions	719,197	7	55,618	—	—	—	—	55,625
Deferred stock compensation	—	—	—	—	(16,605)	—	—	(16,605)
Tax benefit from employee stock option transactions	—	—	93,515	—	—	—	—	93,515
Amortization of deferred compensation	—	—	—	—	5,285	—	—	5,285
Stockholders’ distributions	—	—	—	—	—	—	(162)	(162)

Balance at July 31, 2000	204,299,955	2,043	1,519,650	(134)	(26,522)	55,586	520,666	2,071,289
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(82,793)	(82,793)
Unrealized losses on marketable securities, net of tax						(34,603)		(34,603)
Unrealized gains on short-term investments, net of tax						4,686		4,686
Foreign currency translation adjustments						2,511		2,511

Comprehensive loss, net of tax								(110,199)
Issuance of common stock upon exercise of options and other	5,201,860	52	82,024	—	—	—	—	82,076
Issuance of common stock pursuant to Employee Stock Purchase Plan	469,873	5	14,719	—	—	—	—	14,724
Stock repurchase	(239,542)	(2)	—	(8,363)	—	—	—	(8,365)
Issuance of common stock pursuant to acquisitions	794,093	7	44,779	—	—	—	—	44,786
Tax benefit from employee stocks option transactions	—	—	59,546	—	—	—	—	59,546
Deferred stock compensation	—	—	2,667	—	(2,667)	—	—	—
Amortization of deferred compensation	—	—	—	—	7,469	—	—	7,469

Balance at July 31, 2001	210,526,239	$2,105	$1,723,385	$(8,497)	$(21,720)	$28,180	$437,873	$2,161,326

See accompanying notes.

INTUIT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal

	1999	2000	2001

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$386,564	$305,661	$(82,793)
Adjustment to retained earnings due to acquisitions accounted for as a pooling of interests	(7,776)	—	—
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net loss on divestiture of businesses	—	—	15,315
Net (gains) losses from marketable securities and other investments	(579,211)	(481,130)	98,053
Minority interest	(85)	(135)	794
Charge for purchased research and development	—	1,312	238
Cumulative effect of accounting change	—	—	(14,314)
Amortization of acquisition related charges	92,917	157,948	248,202
Amortization of purchased software	7,775	8,798	14,949
Amortization of deferred compensation	—	1,266	2,531
Depreciation	41,971	46,458	59,942
Provision for credit losses	684	—	—
Deferred income tax benefit	(14,742)	(140,368)	(76,682)
Tax benefit from employee stock options	58,150	93,515	59,546
Changes in operating assets and liabilities:
Accounts receivable	(3,011)	(3,643)	39,875
Mortgage loans	73,373	24,653	(62,911)
Prepaid and other current assets	(33,825)	32,453	(63,415)
Other assets	(6,977)	(17,614)	8,444
Accounts payable	16,253	12,655	(23,020)
Accrued compensation and related liabilities	12,861	9,142	14,918
Escrow liabilities	(34)	(8,958)	17,474
Drafts payable	5,148	(25,571)	39,920
Deferred revenue	7,434	41,584	17,440
Income taxes payable	72,567	(18,588)	(35,991)
Other accrued liabilities	15,706	(50,490)	(45,302)

Net cash (used in)/provided by operating activities	145,742	(11,052)	233,213

Cash flows from investing activities:
Purchase of property and equipment	(81,308)	(94,944)	(77,102)
Sale of marketable securities	531,426	681,388	29,635
Purchase of marketable securities	(50,050)	(18,800)	—
Liquidation and maturity of short-term investments	278,636	1,346,993	3,105,031
Purchase of short-term investments	(346,574)	(2,056,060)	(3,169,430)
Acquisitions, net of cash acquired	(117,608)	(41,987)	(168,369)
Stockholder repayments	994	—	—
Purchase of long-term investments, net	(28,164)	(1,656)	(3,079)

Net cash (used in)/provided by investing activities	187,352	(185,066)	(283,314)

Cash flows from financing activities:
Net payments under warehouse line of credit	(68,112)	(27,316)	(2,580)
Net payments under reverse repurchase agreement	(11,521)	—	—
Principal payments on long-term debt	(21)	(3,323)	(5,194)
Stock repurchase	—	—	(8,365)
Stockholder distributions	(1,464)	(162)	—
Net proceeds from issuance of common stock, net of purchases	136,397	90,140	96,800

Net cash provided by financing activities	55,279	59,339	80,661

Effect of foreign currency translation	(4,008)	(498)	2,591
Net increase (decrease) in cash and cash equivalents	384,365	(137,277)	33,151
Cash and cash equivalents at beginning of period	169,865	554,230	416,953

Cash and cash equivalents at end of period	$554,230	$416,953	$450,104

Supplemental disclosure of cash flow information:
Interest paid	$2,650	$2,554	$1,398

Income taxes paid	$66,005	$270,271	$39,131

See accompanying notes.

INTUIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the financial statements of Intuit and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain other previously reported amounts have been reclassified to conform to the current presentation.

As discussed in Note 12, in December, 1999, we acquired all of the outstanding stock of Rock Financial Corporation (“Rock”), a provider of consumer mortgages, based in Michigan and Title Source Inc. (“Title Source”), a title insurance and escrow company affiliated with Rock, in exchange for the issuance of common shares of Intuit stock. Rock subsequently changed its name to Quicken Loans Inc. These acquisitions have been accounted for as pooling of interests in accordance with Accounting Principles Board 16 (“APB 16”) and accordingly, the consolidated financial statements, including the related notes, have been restated as of the earliest period presented to include the results of operations, financial position and cash flows of the above pooled entities.

Intuit reports its financial results on a July 31 fiscal year-end basis, whereas Rock and Title Source reported their financial results on a December 31 calendar year-end basis prior to the acquisitions. For the purpose of pooling of interests accounting, Rock and Title Source changed their year-end from December 31, to July 31. Intuit’s statement of operations for the year ended July 31, 1999 was combined with Rock’s and Title Source’s statement of operations for the twelve months ended June 30, 1999. As a result, Rock and Title Source’s revenues and net income of $7.8 million for the six month period ended December 31, 1998 have been included in our combined results for fiscal 1999. The $7.8 million in net income has been reflected as an adjustment to retained earnings for the year ended July 31, 1999. Our fiscal 2000 financial statements, includes results for Rock and Title Source for the thirteen months ended July 31, 2000.

Principles of Consolidation

The consolidated financial statements include all of our accounts and those of our wholly-owned subsidiaries. We have eliminated all significant intercompany accounts and transactions. Investments in which management intends to maintain more than a temporary 20% to 50% interest, or otherwise has the ability to exercise significant influence, are accounted for under the equity method. Investments in which we have less than a 20% interest or otherwise does not have ability to exercise significant influence are carried at the lower of cost or estimated realizable value. Intuit monitors both equity and cost basis investments for other-than temporary declines in value and makes appropriate reductions in carrying values when necessary.

Use of Estimates

To comply with generally accepted accounting principles, we make estimates and assumptions that affect the amounts reported in the financial statements and the disclosures made in the accompanying notes. Estimates are used for, but not limited to reserves for product returns and exchanges, reserves for rebates, the collectibility of accounts receivable and deferred taxes. We also use estimates to determine the remaining economic lives and carrying value of goodwill, purchased intangibles and fixed assets. Despite our intention to establish accurate estimates and assumptions, actual results may differ from our estimates.

Net Revenue

We recognize revenue upon shipment, which is when title passes, of our shrink-wrapped software products net of returns reserves, based on historical experience, provided that collection is probable and we have no significant remaining obligations. In some situations, we receive advance payments from our customers. Revenue associated with these advance payments is deferred until the products are shipped or services are provided. We also reduce revenue by the estimated cost of rebates when products are shipped.

Revenue from payroll processing and payroll tax filing services under client contracts is recognized as the services are performed provided that no other obligations are required to be performed. Interest income earned on unremitted payroll tax funds invested is recognized as earned. We generally require our payroll tax outsourcing customers to remit payroll tax liability funds to us in advance of the applicable payroll due date, via electronic funds transfer. Interest earned on invested balances resulting from timing differences between the collection of these funds from customers and the remittance of such funds to outside parties is included in total net revenue in the accompanying consolidated statements of operations, as this interest income represents an integral part of the revenue generated from our services. Interest income generated from our cash and cash equivalent balance is included in other income in the accompanying consolidated statements of operations, as this interest income does not result from our operating activities.

We recognize revenue from Internet products and services when it is earned based on the nature of the particular product or service. For Internet products and services that we provide over a period of time, we recognize revenue pro rata based on the contractual time period. However, where we provide or deliver the Internet product or service at one point in time, we recognize revenue upon delivery of the product or completion of the service.

We also offer several plans under which customers are charged for technical support assistance. For plans where we collect fees in advance, we recognize revenue over a period of time, which is generally one year. We include costs incurred for fee for support plans in cost of goods sold.

We defer loan origination revenue and the associated commissions and processing costs on loans held for sale until the related loan is sold. We recognize gains and losses on loans at the time we sell them, based upon the difference between the selling price and the carrying value of the related loans sold. We recognize loan servicing revenue as the related principal is collected. We recognize interest income on mortgage loans held for sale as it is earned, and we recognize interest expenses on related borrowings as cost of revenue as we incur them.

Shipping and Handling Costs

Shipping and handling costs in connection with our shrink-wrapped software products are expensed as incurred and included in cost of products in our results of operations.

Customer Service and Technical Support

Customer service and technical support costs include the costs associated with performing order processing, answering customer inquiries through Web sites and other electronic means and providing customer assistance by telephone. In connection with the sale of certain products, we provide a limited amount of free technical support assistance to customers. We do not defer the recognition of any revenue associated with sales of these products, since the cost of providing this free technical support is insignificant. The technical support is provided within one year after the associated revenue is recognized and free product enhancements are minimal and infrequent. We accrue the estimated cost of providing this free support upon product shipment.

Software Development Costs

In accordance with Statement of Financial Accounting Standards, or SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased, or otherwise Marketed,” software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, our software has been available for general release concurrent with the establishment of technological feasibility and, accordingly, no development costs have been capitalized. In accordance with SFAS No. 2, “Accounting for Research and Development Costs,” which establishes accounting and reporting standards for research and development, costs incurred in connection with the enhancement of our existing products or after the general release of the service using the product are expensed in the current period and included in the research and development costs within the statement of operations.

We capitalize costs related to the development of computer software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Costs incurred in the application development phase are capitalized and amortized over their useful life, not to exceed five years.

Advertising

We expense advertising costs as incurred. Advertising expense for the years ended July 31, 1999, 2000 and 2001 was approximately $53.3 million, $57.9 million and $40.3 million, respectively.

Customer Deposits

We record customer deposits for cash held on behalf of our customers in our payroll and mortgage businesses.

Payroll Service Obligations

We record payroll service obligations related to our payroll business, which primarily consist of payroll taxes owed on behalf of our customers.

Drafts Payable

We record drafts payable for funds advanced to our mortgage customers for loans that we originated that have not been drawn against our line of credit.

Foreign Currency

The functional currency of all our foreign subsidiaries is the local currency. Assets and liabilities of our foreign subsidiaries are translated at the exchange rate on the balance sheet date. Revenue, costs and expenses are translated at average rates of exchange in effect during the year. We report translation gains and losses as a separate component of stockholders’ equity. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statement of operations and were immaterial in all periods presented.

2.	Cash, Cash Equivalents and Short-Term Investments

Intuit considers highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Short-term investments consist of available-for-sale debt securities that are carried at fair value. Available-for-sale debt securities are classified as current assets based upon our intent and ability to use any and all of these securities as necessary to satisfy the short-term liquidity requirements that may arise from the highly seasonal and cyclical nature of our businesses. Based on our significant business seasonality, cash flow requirements within quarters may fluctuate dramatically and require us to use a significant amount of the short-term investments held as available-for-sale debt securities.

The following schedule summarizes the estimated fair value of our cash, cash equivalents and short-term investments:

	July 31,

	2000	2001

	(In thousands)
Cash and cash equivalents:
Cash	$4,298	$33,427
Money market funds	338,462	406,077
Commercial paper & corporate notes	29,543	—
Municipal bonds	44,650	5,000
Certificates of deposit	—	5,600

	$416,953	$450,104

Short-term investments:
Certificate of deposit	$5,053	$—
Corporate notes	75,640	63,723
Municipal bonds	920,360	1,030,442
U.S. Government securities	49,167	25,140

	$1,050,220	$1,119,305

The following table outlines the estimated fair value of Intuit’s available-for-sale debt securities held in short-term investments classified by the maturity date listed on the security:

	July 31,

	2000	2001

	(In thousands)
Due within one year	$177,748	$215,205
Due within two years	157,309	221,620
Due within three years	13,039	—
Due after three years	697,071	682,480

	$1,045,167	$1,119,305

3.	Marketable Securities and Long-term Investments

We currently hold several marketable securities, which we acquired in connection with strategic business transactions and relationships. Our available-for-sale equity securities are carried at fair value and we include unrealized gains and losses, net of tax, in stockholders’ equity. We have designated our investments in At Home Corporation (which does business as Excite@Home) and 724 Solutions as trading securities and fluctuations in the market value of these shares are reported in net income. Our other long-term investments are stated at cost. We held the following marketable securities at July 31, 2000 and 2001. The cost basis of our marketable securities reflect adjustments for other than temporary impairments in value as well as sales of securities.

Available-for-sale Equity	Cost	Gross Unrealized		Estimated
Securities	Basis	Gains	Losses	Fair Value

	(In thousands)
July 31, 2000
Checkfree Corporation common stock	$36,875	$115,000	$—	$151,875
Homestore.com, Inc. common stock	1,689	10,626	—	12,315
Quotesmith.com, Inc. common stock	5,645	—	(2,721)	2,924
S1 Corporation common stock	49,997	—	(25,302)	24,695

	$94,206	$125,626	$(28,023)	$191,809

July 31, 2001
Checkfree Corporation common stock	$35,621	$37,215	$—	$72,836
S1 Corporation common stock	7,741	2,714	—	10,455

	$43,362	$39,929	$—	$83,291

		Cumulative
		Net
	Cost	Recognized	Estimated
Trading Securities	Basis	Losses	Fair Value

	(In thousands)
July 31, 2000
Excite@Home common stock	$119,366	$(92,997)	$26,369
VeriSign, Inc. common stock	4,916	(1,833)	3,083
724 Solutions, Inc. common stock	7,700	(3,083)	4,617

	$131,982	$(97,913)	$34,069

July 31, 2001
Excite@Home common stock	$97,186	$(95,377)	$1,809
724 Solutions, Inc. common stock	2,118	(1,911)	207

	$99,304	$(97,288)	$2,016

Our marketable securities are quoted on the Nasdaq National Market. All of our marketable securities are stocks of high technology companies whose market prices have been extremely volatile. The market prices of a number of these companies’ stocks have declined substantially during the past two years. The market prices of stocks we hold could continue to decline. These declines have resulted and could continue to result, in a material reduction in the carrying value of these assets and have a negative impact on our operating results. If our trading securities experience further declines in market value, we will reflect the declines in our net income on a quarterly basis. If our available-for-sale securities experience further declines in fair value that are considered other than temporary, we will reflect the additional loss in our net income in the period when the subsequent impairment becomes apparent. The fair value of companies included in our long-term investments have declined substantially since our initial investment due to the volatility and economic downturn of the high technology industry.

During fiscal 2001, we sold 85,000 shares of Checkfree, 351,865 shares of Homestore.com, 201,500 shares of S1 Corporation, and 100,000 shares of 724 Solutions. In connection with these sales we recognized realized gains of $4.0 million, $ 11.1 million, $0.7 million and $0.1 million, respectively. In addition, we sold 19,431 shares of VeriSign, 1,197,327, shares of Quotesmith.com and 350,000 shares of Excite@Home and recognized aggregate realized losses of $5.2 million. Total net gains on sales of marketable securities were $10.7 million for fiscal year 2001. This gain was offset by a loss of $68.8 million for other than temporary declines in the value of our marketable securities and other investments, including an impairment of $10.8 million for the consideration received in the disposition of our Quicken Insurance business. We also recognized losses of $40.0 million to reflect a decline in valuations of our trading securities. This resulted in combined net losses on marketable securities and other investments of $98.1 million for the fiscal 2001. The specific identification method is used to account for computing gains and losses on marketable equity securities.

During fiscal 2001, we adopted FAS 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments and hedging activities. It required us to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. In May 1999, we completed a $50 million investment (970,813 shares) in Security First Technologies (“Security First”). In November 1999, Security First changed its name to S1 Corporation (“S1”). In connection with this agreement, and contingent on S1’s completion of two subsequent acquisitions, we received options to purchase 4.8 million additional shares of S1 common stock, at a per share purchase price of $51.50. These options contained a net-exercise feature. In August 2000, we recorded the cumulative effect of the change in accounting for derivatives for our 4.8 million S1 options held in long-term investments. This resulted in a one-time cumulative effect of $14.3 million, net of taxes totaling $9.5 million. The one-time cumulative effect created an increase of $0.07 per share on the basic and diluted net loss per share for fiscal 2001. FAS 133 requires the derivatives to be carried at fair value, so subsequent fluctuations in the fair value of these options are being included in our net income. For fiscal 2001 these fluctuations resulted in a loss of $16.2 million. These options are significantly out of the money and, therefore, there can be no guarantee that we will ever exercise or realize any value from these options. The carrying value at July 31, 2001 was $7.7 million. At July 31, 2001, S1’s stock traded at $13.59 per share.

The following table shows what adjusted net income and diluted net income per share would have been as if we had adopted FAS 133 as of the beginning of fiscal 1999:

	Fiscal 1999		Fiscal 2000

	Pro Forma	As Reported	Pro Forma	As Reported

	(In thousands, except per share data; unaudited)
Net income	$382,438	$386,564	$299,100	$305,661
Diluted net income per share	$1.91	$1.93	$1.42	$1.45

4.	Mortgage Loans

We carry mortgage loans at the lower of their cost or estimated realizable value, and we estimate their fair value using quoted market prices for similar loans, adjusted for differences in loan characteristics, including credit quality. The carrying amount of accrued interest receivable approximates the assets’ fair value. The carrying amounts of mortgage loans held at July 31, 2000 and 2001 were $60.3 million and $123.2 million, respectively.

5.	Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation. We calculate depreciation using the straight-line method over the estimated useful lives of the assets, which range from 3 to 30 years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives or remaining lease terms. Property and equipment consisted of the following:

	July 31,

	2000	2001

	(In thousands)
Machinery and equipment	$204,836	$204,244
Furniture and fixtures	31,204	40,358
Leasehold improvements	54,370	67,432
Land and buildings	11,551	21,285
Construction in progress	8,247	9,216

	310,208	342,535
Less accumulated depreciation and amortization	(142,501)	(156,566)

	$167,707	$185,969

6.	Goodwill and Intangible Assets

We record goodwill when the purchase price exceeds the fair value of net tangible and intangible assets acquired. Goodwill is amortized on a straight-line basis over periods ranging from 3 to 5 years. The cost of identified intangibles is generally amortized on a straight-line basis over periods ranging from 1 to 15 years.

We regularly perform reviews to determine if the carrying values of our long-lived assets are impaired. The reviews look for the existence of facts or circumstances, either internal or external, which indicate that the carrying value of the asset cannot be recovered. During fiscal year 2001, events and circumstances indicated possible impairment of our long-lived assets consisting principally of acquired intangible assets and goodwill. These indicators included the deterioration in the business climate for Web-based companies and management’s intentions related to the continuation of certain services provided by our Personal Finance Division.

We measured the impairment loss related to long-lived assets based on the amount by which the carrying amount of such assets exceeded their fair values. Our measurement of fair value was based on an analysis of the future discounted cash flows. In performing this analysis, we used the best information available in the circumstances, including reasonable and supportable assumptions and projections. The discounted cash flow analysis considered the likelihood of possible outcomes and was based on our best estimate of projected future cash flows. For VFSC, we considered the terminal value cash flows expected to result from the disposition of the assets at the end of their useful lives. The consideration from the disposition of a portion of VFSC, our Quicken Bill Manager business, assisted management in the determination of the fair value of the remaining assets. Based on our analysis as described above, we recorded charges of $51.0 million, $26.0 million, and $1.7 million, to reduce the carrying value of the goodwill associated with VFSC, SecureTax and Hutchison, respectively. If necessary, we will perform subsequent calculations to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets. If market values for the assets are not available, the fair value would be calculated using the present value of estimated expected future discounted cash flows. The cash flow calculations including the discount rate, would be based on management’s best estimates, using appropriate assumptions and projections at the time. In June 2001, FASB issued FAS 142, “Goodwill and Other Intangible Assets.” We intend to implement FAS 142 beginning in the first quarter of fiscal 2003. See Note 10 of these financial statements.

Goodwill and purchased intangible assets consisted of the following:

		Net balance at July 31,
	Life in
	Years	2000	2001

		(In thousands)
Goodwill	3-5	$358,890	$326,986
Customer lists	3-5	57,890	53,423
Covenant not to compete	3-5	4,992	3,060
Purchased technology	1-5	10,990	24,078
Assembled workforce	2-5	1,976	3,598
Trade names and logos	1-15	4,140	4,189

Balances presented above are net of total accumulated amortization and impairment charges of $465.3 million and $598.1 million at July 31, 2000 and 2001, respectively.

7.	Concentration of Credit Risk

Intuit operates in markets that are highly competitive and rapidly changing. Many circumstances could have an unfavorable impact on Intuit’s operating results. Examples include significant technological changes, changes in customer requirements or the emergence of competitive products or services with new capabilities.

We are also subject to risks related to changes in the values of our significant balances of marketable securities, private equity investments and short-term investments, as well as risks related to the collectibility of our trade accounts receivable. At July 31, 2001, we held approximately $85.3 million in marketable securities, as described in Note 3 above. Fluctuations in the market value of our shares in Excite@Home and 724 Solutions result in recognized gains and losses in our statement of operations on an ongoing basis, as these investments are treated as trading securities. If there were other than temporary impairment in any marketable securities held as available-for-sale, we would report this decline in our statement of operations. See Note 3 above for a discussion of risks associated with our marketable securities. At July 31, 2001, we held approximately $24.1 million in private equity investments, net of reserves for declines in value that management has determined to be other than temporary. Our remaining portfolio is diversified and consists primarily of short-term investment-grade securities.

We sell a significant portion of our products through third-party resellers and, as a result, maintain one individually significant receivable balance with our major distributor. If the financial condition or operations of these distributors deteriorate substantially, our operating results could be adversely affected. See Note 23 of the financial statements.

To appropriately manage the credit risk associated with our accounts receivable, we perform ongoing evaluations of customer credit. Generally, no collateral is required. We maintain reserves for estimated credit losses and these losses have historically been within our expectations. However, since we cannot predict future changes in the financial stability of our customers, we cannot guarantee that our reserves will continue to be adequate.

In the normal course of our mortgage business, we enter into loan commitments to extend credit in order to meet the financing needs of our customers. Loan commitments are agreements to lend to a customer as long as all conditions specified in the contract are met. Commitments generally have fixed expiration dates or other termination clauses and may require the customer to pay a fee. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral we obtain is based on our credit evaluation of the customer.

Loan commitments subject us to market risks and credit risks. Market risk occurs if interest rates rise after a loan commitment is made. To offset this risk on conventional loans that are in process, we utilize mandatory forward sale commitments. At July 31, 2001, we had $146.6 million in mandatory forward sale commitments for future delivery of mortgages to Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. Loan commitments also involve credit risk relating to the customer, which is not reflected on the balance sheet. We use the same credit policies for making credit commitments as we do for the underlying loan product.

Loan commitments to extend credit at July 31, 2000 and 2001 were as follows:

	July 31, 2000		July 31, 2001

	Fixed-	Variable-	Fixed-	Variable-
	rate	rate	rate	rate

	(In thousands)
Conventional prime loans	$167,000	$31,100	$303,100	$72,500
Sub-prime loans	4,200	1,700	4,300	1,200
High-LTV loans	600	—	—	—

	$171,800	$32,800	$307,400	$73,700

8.	Comprehensive Income

Statement of Financial Accounting No. 130, “Reporting Comprehensive Income,” (“SFAS 130”) establishes standards for reporting and displaying comprehensive net income and its components in stockholders’ equity. However, it has no impact on our net income as presented in our financial statements. SFAS 130 requires foreign currency translation adjustments and changes in the fair value of available-for-sale securities to be included in comprehensive income.

The components of comprehensive net income, net of tax, are as follows:

	Fiscal

	1999	2000	2001

	(In thousands)
Beginning balance, net of tax	$182,602	$79,144	$55,586
Unrealized gain (loss) on marketable securities	30,870	478,985	(90,796)
Unrealized gain on short-term investments	—	—	4,686
Reclassification adjustment for realized gains (losses) included in net income	(196,620)	(517,418)	33,124
Tax (benefit) effect on marketable securities	66,300	15,373	23,069
Translation adjustment gain (loss)	(4,008)	(498)	2,511

Ending balance, net of tax	$79,144	$55,586	$28,180

9.	Deferred Stock-based Compensation

We recognize deferred stock compensation for the difference between the exercise price and the fair value of unvested stock options that we assume when we acquire companies, and restricted stock grants made to employees. The deferred stock compensation is amortized straight-line over the vesting term of these options and restricted stock grants. During fiscal 2001, we recorded deferred stock compensation of $2.7 million. We also recorded amortization expense of $7.5 million, of which $2.5 million was recorded as general and administrative expense and $5.0 million was recorded as acquisition-related charges in the results of operations.

10.	Recent Pronouncements

On June 29, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS 141), “Business Combinations,” and No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.”

SFAS 141 supersedes APB Opinion No. 16, “Business Combinations,” and eliminates the pooling-of-interests method of accounting for business combinations, thus requiring that all business combinations be accounted for using the purchase method. In addition, in applying the purchase method, SFAS 141 changes the criteria for recognizing intangible assets apart from goodwill and states the following criteria should be considered in determining the recognition of the intangible assets: (1) the intangible asset arises from contractual or other legal rights, or (2) the intangible asset is separable or dividable from the acquired entity and capable of being sold, transferred, licensed, rented, or exchanged. The requirements of SFAS 141 are effective for all business combinations completed after June 30, 2001.

SFAS 142 supercedes APB Opinion No. 17, “Intangible Assets,” and requires goodwill and other intangible assets that have an indefinite useful life to no longer be amortized. However, these assets must be reviewed at least annually for impairment. Application of SFAS 142 is required immediately for business combinations completed after June 30, 2001. However, for transactions completed prior to July 1, 2001, we may elect to adopt SFAS 142 effective either August 1, 2001 or August 1, 2002. This election must be made prior to the issuance of our financial statements for the quarter ending October 31, 2001. Due to the complexity of this new standard and its recent issuance, we have decided to adopt SFAS 142 effective August 1, 2002. We are currently evaluating the impact of FAS 142 on our financial position and statement of operations.

11.	Per Share Data

Basic income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon the exercise of stock options under the treasury stock method. All share and per share amounts shown in this table have been restated to reflect a three-for-one stock split effective September 30, 1999. See Note 19 of the financial statements.

	Fiscal

	1999	2000	2001

	(In thousands, except per share data)
Income (loss) before cumulative effect of accounting change	$386,564	$305,661	$(97,107)
Cumulative effect of accounting change, net of taxes	—	—	14,314

Net income (loss)	$386,564	$305,661	$(82,793)

Basic:
Weighted average common shares outstanding	190,927	200,770	207,959

Income (loss) before cumulative effect of accounting change	$2.02	$1.52	$(0.47)
Cumulative effect of accounting change	—	—	0.07

Per share amount	$2.02	$1.52	$(0.40)

Diluted:
Weighted average common shares outstanding	190,927	200,770	207,959
Equivalent shares issuable upon exercise of options	8,889	10,501	—

Shares used in per share amounts	199,816	211,271	207,959

Income (loss) before cumulative effect of accounting change	$1.93	$1.45	$(0.47)
Cumulative effect of accounting change	—	—	0.07

Per share amount	$1.93	$1.45	$(0.40)

The effect of options to purchase 2.8 million and 2.3 million shares of common stock in 1999 and 2000 was not included in the computation of diluted income per share because the option exercise prices were greater than the average market price of common stock. During fiscal 2001, we excluded options to purchase 14.6 million shares of common stock in our diluted income per share computation, since we experienced a net loss for the year.

12.	Acquisitions

In December 1999, we completed the purchase of all of the outstanding shares of Rock, a provider of consumer mortgages based in Michigan. In connection with the acquisition, Intuit assumed all of Rock’s outstanding employee stock options. Rock subsidiary changed its name to Quicken Loans. Rock stockholders received 0.58 shares of Intuit common stock for each share of Rock common stock. In a related transaction, Intuit also acquired Title Source, Inc., an affiliate of Rock. Title Source provides title insurance and escrow services to real estate agents, lenders, attorneys, corporations and homeowners. We accounted for the acquisitions of Rock and Title Source as a pooling of interests for accounting purposes and have restated all previously reported amounts to reflect the effect of the pooling. A total net revenue and net income (loss) reconciliation for the year ended July 31, 1999 is summarized below:

	Fiscal 1999

	Total net	Net	Basic net income	Diluted net income
	revenue	income	per share	per share

	(In thousands, except per share data; unaudited)
Intuit	$847,568	$376,549	$2.06	$1.97
Quicken Loans and Title Source	92,867	10,015	(0.04)	(0.04)

Combined	$940,435	$386,564	$2.02	$1.93

The acquisitions described below have been accounted for as purchase transactions in accordance with APB No. 16 and, accordingly, the results of operations and financial position of the acquired businesses are included in Intuit’s consolidated financial statements only after the date of acquisition.

Fiscal 1999

In May 1999, we acquired Computing Resources, Inc. (“CRI”), a Reno, Nevada-based provider of payroll services. The purchase price for privately-held CRI was approximately $200 million, consisting of approximately $100 million cash and approximately $25 million of Intuit stock that was paid at closing, and an additional $75 million in cash required to be paid in three annual installments of $25 million, in May of 2000, 2001 and 2002.

The following table shows pro forma total net revenue, net income from continuing operations and diluted net income as if we had acquired CRI at the beginning of fiscal 1999:

	Fiscal 1999

	Pro Forma	As Reported

	(In thousands, except per share data; unaudited)
Total net revenue	$966,183	$940,435
Net income from continuing operations	361,197	386,564
Diluted net income per share from continuing operations	$1.81	$1.93

These results may not be indicative of what would have occurred had the acquisition been made as of the beginning of fiscal 1999.

Fiscal 2000

In fiscal 2000, we acquired Boston Light Software Corp. (“Boston Light”), SecureTax.com, and Turning Mill Software, Inc. (“Turning Mill”). We purchased all of the outstanding common and Series A preferred stock of Boston Light, a developer of software and Web-based products for small businesses based in Massachusetts, for approximately $33.5 million in stock. In connection with the agreement, Intuit also assumed 482,910 of Boston Light’s outstanding employee stock options, which were converted into options to purchase 160,970 shares of Intuit common stock. We also acquired all of the outstanding common stock of SecureTax.com and Turning Mill for approximately $52.0 million in cash and approximately $22.1 million in stock, respectively.

Fiscal 2001

In fiscal 2001, we purchased all of the outstanding securities of Venture Finance Software Corp. (“VFSC”) that were not already held by Intuit (approximately 51%) for approximately $118 million in cash (including approximately $4.5 million in option exercise and tax payments in connection with VFSC options exercised immediately prior to the purchase). We also purchased all of the outstanding stock of EmployeeMatters, Inc., in exchange for approximately $41.9 million in stock, the elimination of approximately $8.0 million in bridge loans we extended to EmployeeMatters prior to the closing, and the assumption of approximately $3.4 million of liabilities. We acquired substantially all of the assets of TAASC for $63.0 million in cash and the assumption of approximately $7.8 million of liabilities.

Pro forma results of operations for these acquisitions have not been presented for fiscal 2000 and 2001 since the effect of these acquisitions was not material to our financial position or results of operations.

Purchase prices for the acquisitions above have been allocated on the basis of their fair values on the acquisition dates as follows:

	Fiscal

	1999	2000	2001

	(in thousands)
Intangible assets:
Goodwill	$160,155	$88,748	$181,758
Customer lists	16,900	2,900	16,489
Covenant not to compete	118	1,200	—
Purchased technology	6,230	714	45,113
Assembled workforce	940	622	2,940
Trade names and logos	3,531	—	1,308
Deferred stock compensation	—	6,823	855

	$187,874	$101,007	$248,463

The deferred stock compensation is recorded as a reduction of stockholders’ equity and is being amortized over the vesting period of the applicable options using the straight line method. The goodwill and acquired intangible assets are being amortized over their estimated useful lives, ranging from three to five years. We classify the following expenses as acquisition related charges in our statement of operations:

	Fiscal

	1999	2000	2001

	(In thousands)
Amortization of goodwill	$73,726	$117,565	$139,478
Amortization of intangibles	19,191	26,936	25,022
Acquisition related amortization of deferred compensation	—	4,019	4,938
Impairment charge	—	—	78,686
Other	—	9,428	78

	$92,917	$157,948	$248,202

13.	Divestitures

In January 2001, we sold certain assets of our Quicken Insurance business to InsWeb Corporation for approximately $10.8 million of InsWeb common stock. As a result of the divestiture, we recorded a pre-tax gain of $1.6 million and a related tax provision of $0.6 million in the second quarter of fiscal 2001.

In May 2001, we sold the technology assets of our Quicken Bill Manager business to Princeton eCom Corporation. In exchange for these assets, Intuit is entitled to receive, at Princeton eCom’s election to be made by February 2002, either (i) shares of Princeton eCom common stock equal to approximately 20% of Princeton eCom’s fully diluted shares as of June 30, 2001, (ii) cash payments of a minimum of $37 million paid in four equal annual installments of a minimum of $9.3 million per year, beginning in February 2002, or (iii) a combination of shares and cash. The number of shares will be determined by Princeton eCom and the balance of the consideration would be paid in cash in four annual installments. Related to this disposition, we recorded a pre-tax loss of $16.9 million and a related tax benefit of $6.4 million with respect to this transaction in the fourth quarter of fiscal 2001. There can be no guarantee that we will ultimately realize the value attributed to the consideration to be received from Princeton eCom. Princeton eCom is privately owned and operates in a highly volatile industry. Reductions in the value of Princeton eCom could result in the impairment of the carrying value of our investment. At July 31, 2001, our investment was valued at $27 million.

14.	Borrowings

As of July 31, 2001, Intuit had one mortgage line of credit, which is reflected in escrow liabilities. Advances may be drawn for working capital and sub-prime and conventional prime mortgage loans, with the maximum amount based on a formula computation. Advances are due on demand and are collateralized by residential first and second mortgages. Interest is paid on a monthly basis. The maximum outstanding balance permitted under this line is $20 million. During the last three quarters of fiscal 2001, we had a no balance outstanding under this line of credit.

During fiscal 2001, we also had a line of credit that provided for a principal amount of up to $50 million in demand loans secured by mortgage loans and other assets. Interest rates on loans varied depending on the type of underlying loan, and the loans were subject to sub-limits, advance rates and warehouse terms that varied depending on the type of underlying loan. This line terminated as of July 31, 2001.

Drafts payable represent funds advanced for mortgages originated, which have not yet been drawn against the lines of credit.

15.	Industry Segment and Geographic Information

SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) establishes standards for the way in which public companies disclose certain information about operating segments in the company’s financial reports. Consistent with SFAS 131, we have determined our five operating segments, outlined below, based on factors such as how our operations are managed and how results are viewed by our chief operating decision maker. Prior year information has been reclassified to conform to the current year financial presentation for comparability.

Small Business Division revenue is derived primarily from QuickBooks desktop products, payroll services, financial supplies products, and the QuickBooks Support Network.

Tax Division revenue is derived primarily from Quicken TurboTax federal and state consumer desktop tax preparation products, electronic tax filing services, Quicken TurboTax for the Web online tax preparation services and ProSeries and Lacerte professional tax preparation products.

Personal Finance Division revenue comes primarily from Quicken desktop products, advertising (both Web-based on Quicken.com, as well as in-product advertising), and online transactions.

Quicken Loans Division revenue comes primarily from selling and originating loans in bulk to participating financial institutions and post-closing servicing revenues and loan fees.

Global Business Division revenue comes primarily from Yayoi small business products in Japan, and QuickBooks, Quicken and QuickTax products in Canada.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 1. Intuit does not track assets by operating segments. Consequently, we do not disclose assets by operating segments. The following results are broken out by our operating segments for the fiscal years ended July 31, 1999, 2000 and 2001:

	Small		Personal	Quicken	Global
	Business	Tax	Finance	Loans	Business
Fiscal 1999	Division	Division	Division	Division	Division	Other(1)	Consolidated

	(In thousands)
Product revenue	$265,248	$320,401	$92,056	$—	$60,726	$—	$738,431
Service revenue	27,459	17,333	—	92,867	18,720	—	156,379
Other revenue	—	—	45,625	—	—	—	45,625

Total net revenue	292,707	337,734	137,681	92,867	79,446	—	940,435
Segment operating income (loss)	51,559	105,629	(28,380)	10,901	(2,227)	—	137,482
Common expenses	—	—	—	—	—	(2,224)	(2,224)
Acquisition costs	—	—	—	—	—	(100,692)	(100,692)

Sub-total operating income (loss)	51,559	105,629	(28,380)	10,901	(2,227)	(102,916)	34,566

Realized gains (losses) on marketable securities, net	—	—	—	—	—	579,211	579,211
Interest income (expense) and other items	—	—	—	—	—	18,252	18,252

Income (loss) before taxes, minority interest and cumulative accounting change	$51,559	$105,629	$(28,380)	$10,901	$(2,227)	$494,547	$632,029

	Small		Personal	Quicken	Global
	Business	Tax	Finance	Loans	Business
Fiscal 2000	Division	Division	Division	Division	Division	Other(1)	Consolidated

	(In thousands)
Product revenue	$305,926	$331,845	$98,815	$—	$67,173	$—	$803,759
Service revenue	72,370	42,621	—	56,476	27,188	—	198,655
Other revenue	15,969	4,803	70,639	—	—	—	91,411

Total net revenue	394,265	379,269	169,454	56,476	94,361	—	1,093,825
Segment operating income (loss)	59,443	120,377	(8,127)	(21,426)	5,695	—	155,962
Common expenses	—	—	—	—	—	(4,767)	(4,767)
Acquisition costs	—	—	—	—	—	(168,058)	(168,058)

Sub-total operating income (loss)	59,443	120,377	(8,127)	(21,426)	5,695	(172,825)	(16,863)

Realized gains (losses) on marketable securities, net	—	—	—	—	—	481,130	481,130
Interest income (expense) and other items	—	—	—	—	—	48,443	48,443

Income (loss) before taxes, minority interest and cumulative accounting change	$59,443	$120,377	$(8,127)	$(21,426)	$5,695	$356,748	$512,710

	Small		Personal	Quicken	Global
	Business	Tax	Finance	Loans	Business
Fiscal 2001	Division	Division	Division	Division	Division	Other (1)	Consolidated

	(In thousands)
Product revenue	$342,367	$381,430	$93,316	$—	$66,399	$—	$883,512
Service revenue	92,597	67,575	98	113,056	31,584	—	304,910
Other revenue	19,671	3,684	49,684	—	—	—	73,039

Total net revenue	454,635	452,689	143,098	113,056	97,983	—	1,261,461
Segment operating income (loss)	60,142	167,971	(23,398)	30,167	3,331	—	238,213
Common expenses	—	—	—	—	—	(18,364)	(18,365)
Acquisition costs	—	—	—	—	—	(263,389)	(263,388)

Sub-total operating income (loss)	60,142	167,971	(23,398)	30,167	3,331	(281,753)	(43,540)

Realized gains (losses) on marketable securities, net	—	—	—	—	—	(98,053)	(98,053)
Interest income (expense) and other items	—	—	—	—	—	60,366	60,366
Net loss on divestitures	—	—	—	—	—	(15,315)	(15,315)

Income (loss) before taxes, minority interest and cumulative accounting change	$60,142	$167,971	$(23,398)	$30,167	$3,331	$(334,755)	$(96,542)

(1)	Other includes reconciling items such as acquisition-related costs, including amortization of purchased software and charge for purchased research and development, and other common costs not allocated to specific segments.

16.	Other Accrued Liabilities

	July 31,

	2000	2001

	(In thousands)
Reserve for returns and exchanges	$60,979	$31,510
Future payments due for CRI acquisition	44,916	23,969
Other acquisition and disposition related items	6,400	18,001
Rebates	21,552	10,130
Deferred fee for support revenue	4,165	12,287
Other accruals	24,757	23,031

	$162,769	$118,928

During fiscal 2001, we worked closely with our retail channel partners to more aggressively manage inventory and ensure that on site destruction of excess and obsolete inventory occurred in a more timely manner than in previous years. As a result the reserve for returns and exchanges balance at July 31, 2001 was significantly lower when compared to prior year.

17.	Notes Payable and Commitments

Notes Payable

In March 2001, our Japanese subsidiary, Intuit KK, refinanced its one-year loan agreement with a Japanese bank for approximately $30.0 million. The loan is denominated in Japanese yen and is therefore subject to foreign currency fluctuations when translated to U.S. dollars for reporting purposes. The interest rate is variable based on the Tokyo inter-bank offered rate or the short-term prime rate offered in Japan. At July 31, 2001, the rate was approximately 0.58%. The fair value of the loan approximates cost as the interest rate on the borrowings is adjusted periodically to reflect market rates (which are currently significantly lower in Japan than in the United States). We are obligated to pay interest only on the loan through March 2002.

Intuit leases certain office facilities and equipment under various operating lease agreements. The leases provide for annual rent increases of up to 10%. Annual minimum commitments under these leases are as follows:

Fiscal	Commitments

(in thousands)
2002	$25,085
2003	25,018
2004	22,679
2005	20,154
2006	18,297
Thereafter	45,746

$156,979

Total lease expense for the years ended July 31, 1999, 2000 and 2001 was approximately $15.1 million, $21.4 million, and $28.3 million, respectively.

In connection with our acquisition of CRI in May 1999, we are required to pay three annual installments of $25 million, in May of 2000, 2001 and 2002.

18.	Mortgage Loans

The following summarizes mortgage loans held for sale by type at July 31, 2000 and 2001:

	July 31,

	2000	2001

	(In thousands)
Conventional loans	$41,474	$106,721
Sub-prime loans	5,182	7,327
Government loans	12,357	8,746
High LTV loans	1,236	—

	60,249	122,794
Net deferred loan origination costs	81	447

Mortgage loans	$60,330	$123,241

Included in mortgage loans held for investment at July 31, 2000 and July 31, 2001 is an allowance for credit losses of $0.4 million and $0.6 million, respectively. The activity for the year ended July 31, 2000 includes a provision of $0.7 million offset by charge-offs of $1.6 million. The activity for the year ended July 31, 2001 includes a provision of $0.8 million offset by charge-offs of $0.6 million.

As of July 31, 2000 and July 31, 2001, there were approximately $0.3 million and $0.8 million, respectively, of loans held for investment that were greater than 90 days past due, the vast majority of which were sub-prime loans. We believe these loans are appropriately reserved in our allowance for loan loss.

19.	Stockholders’ Equity

Stock Option Plans

On January 31, 1993, we adopted the 1993 Equity Incentive Plan (“1993 Plan”). Under the 1993 Plan, we may grant incentive and non-qualified stock options, restricted stock awards and stock bonuses to employees, directors, consultants, and independent contractors of and advisors to Intuit. The Board of Directors or its delegees determines who will receive grants, exercisability, exercise price and other terms. The option exercise price is usually the fair market value at the date of grant. The options generally vest over a four-year period based on continued service and expire after ten years.

On October 7, 1996, we adopted the 1996 Directors Stock Option Plan. This plan provides for non-qualified stock options for a specified number of shares to be granted to non-employee directors of Intuit on an annual basis. The option exercise price equals the fair market value at the date of grant. Most options are subject to vesting over time and based on continued service, with vesting periods ranging from two to four years. All options expire after ten years.

On November 11, 1998, we adopted the 1998 Option Plan for Mergers and Acquisitions (“1998 Plan”). Under the 1998 Plan, we may grant non-qualified stock options to individuals who are hired by Intuit as a result of acquisitions of, or mergers with, other companies by Intuit. The 1998 Plan has been designed to meet the “broadly based plans” exemption from the stockholder approval requirement for stock option plans under the Nasdaq National Market listing requirements and, accordingly, has not been submitted to Intuit stockholders for approval. Options under the 1998 Plan can only be granted to eligible individuals within 18 months following the completion of the relevant acquisition or merger. Options granted under the 1998 Plan have an exercise price not less than the fair market value of Intuit’s common stock on the date of grant. They will generally become exercisable over a four-year period based on continued service and expire ten years after the grant date. Options granted to officers hired as a result of a merger or acquisition cannot exceed 45% of all shares reserved for grant under the 1998 Plan.

In addition, in several instances we have assumed the outstanding options of companies that we acquired. No additional options have been granted under the acquired companies’ option plans. We assumed options in connection with our acquisitions of Boston Light and Hutchison in August 1999, Rock Financial Corporation in December 1999, and Employee Matters in January 2001.

     A summary of activity under all option plans is as follows:

		Options Outstanding

	Shares		Exercise	Weighted Average
	Available	Number of	Price Per	Exercise Price
	for Grant	Shares	Share	Per Share

Balance at July 31, 1998	7,146,686	27,562,405	$0.02 – $26.00	$9.66
Additional shares authorized	14,010,000	—	—	—
Options granted	(15,466,064)	15,466,064	13.04 – 31.21	23.32
Options exercised	—	(9,093,374)	0.02 – 31.21	8.30
Options canceled or expired	2,239,120	(2,239,863)	0.76 – 31.21	15.46

Balance at July 31, 1999	7,929,742	31,695,232	$0.02 – $31.21	$16.13
Additional shares authorized	9,000,000	—	—	—
Plans assumed related to acquisitions	964,941	—	—	—
Options converted related to acquisitions	(964,941)	964,941	0.003 – 51.69	5.21
Options granted	(9,887,734)	9,887,734	2.50 – 72.31	34.44
Options exercised	—	(6,651,954)	0.003 – 33.53	11.49
Options canceled or expired	4,051,948	(4,623,728)	0.39 – 64.81	22.29

Balance at July 31, 2000	11,093,956	31,272,225	$0.003 – $72.31	$23.43
Additional shares authorized	9,825,000	—	—	—
Plans assumed related to acquisitions	74,235	—	—	—
Options converted related to acquisitions	(74,235)	74,235	0.18 – 71.92	9.19
Options granted	(12,556,801)	12,556,801	24.88 – 67.50	40.94
Options exercised	—	(5,201,860)	0.003 – 51.06	15.69
Options canceled or expired	2,676,348	(2,867,568)	0.18 – 67.50	34.56

Balance at July 31, 2001	11,038,503	35,833,833	$0.003 – 71.92	$29.77

There were 8,658,814, 11,608,020, and 15,551,666 options exercisable under the various plans at July 31, 1999, 2000 and 2001, respectively. At July 31, 2001, there were 8,419,469 shares available for grant under the 1993 Plan, 241,875 shares available for grant under the 1996 Directors Stock Option Plan, and 2,377,159 shares available for grant under the 1998 Plan.

The following table summarizes information about stock options outstanding as of July 31, 2001:

Options Outstanding
				Options Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
Exercise Price	Number	Life (Years)	Exercise Price	Number	Exercise Price

$0.00 – $8.17	4,066,657	5.46	$7.14	3,645,526	$7.65
$8.21 – $15.71	4,934,191	6.59	$12.68	3,869,895	$12.24
$15.98 – $26.21	3,825,257	7.68	$21.43	2,204,444	$20.76
$26.31 – $29.25	5,703,291	7.88	$27.79	2,845,872	$27.68
$29.38 – $31.21	3,837,363	8.89	$30.21	937,908	$30.86
$32.12 – $35.00	3,617,657	9.43	$33.83	514,849	$34.33
$35.76 – $44.25	3,979,261	9.20	$38.74	588,239	$37.83
$46.06 – $58.94	3,611,665	8.96	$53.21	472,960	$50.80
$60.25 – $71.92	2,235,991	8.78	$66.36	456,036	$65.25
$72.31 – $72.31	22,500	8.57	$72.31	15,937	$72.31

$0.00 – $72.31	35,833,833	7.98	$29.77	15,551,666	$20.81

Stock Split

Intuit’s Board of Directors authorized a three-for-one stock split on September 8, 1999. This was effected by distributing a 200% stock dividend on September 30, 1999 to stockholders of record on September 20, 1999. We have restated all share and per share amounts referred to in the financial statements and notes to reflect this stock split.

Stock Repurchase Program

In May 2001, Intuit’s Board of Directors authorized the company to repurchase up to $500 million of common stock from time to time in the open market over a three-year period. As of July 31, 2001, we had repurchased approximately 0.2 million shares of our common stock under this program for an aggregate cost of approximately $8.4 million.

The stock repurchase program is intended to help offset the dilution resulting from the issuance of shares under Intuit’s employee stock plans. Repurchase through July 31, 2001 had no impact upon earnings per share. Intuit intends to use its cash and cash equivalents to fund these repurchases.

Employee Stock Purchase Plan

In October 1996, Intuit adopted an Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code and reserved 900,000 shares of common stock for future issuance. In January 1998, an additional 600,000 shares were reserved for future issuance, in January 1999, an additional 900,000 shares were reserved for future issuance, in November 1999 an additional 400,000 shares were reserved for future issuance, and in December 2000 an additional 400,000 shares were reserved for future issuance. The plan allows eligible employees to purchase Intuit’s stock at 85% of the lower of the fair market value at the beginning or end of each offering period. During fiscal 1999, 2000 and 2001 employees purchased 396,546, 355,281 and 469,873 shares, respectively.

Stock-Based Compensation

We follow APB Opinion 25 (“APB 25”), “Accounting for Stock Issued to Employees,” in accounting for stock-based compensation. Accordingly, we are not required to record compensation expense when stock options are granted to employees, as long as the exercise price is not less than the fair market value of the stock when the option is granted, and we are not required to record compensation expense in connection with the Employee Stock Purchase Plan as long as the purchase price is not less than 85% of the lower of the fair market value at the beginning or end of each offering period. In October 1995, the FASB issued SFAS 123, “Accounting for Stock Based Compensation.” Although SFAS 123 allows us to continue to follow the present APB 25 guidelines, we are required to disclose pro forma net income (loss) and net income (loss) per share as if we had adopted the new statement. The pro forma impact of applying SFAS 123 in fiscal 1999, 2000 and 2001 will not necessarily be representative of the pro forma impact in future years.

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

	Options			Employee Stock Purchase Plan

	Fiscal			Fiscal

	1999	2000	2001	1999	2000	2001

Expected life (years)	1.61 – 4.61	1.75 – 4.75	1.73 – 4.73	0.5	0.5	0.5
Expected volatility factor	0.69	0.73	0.76	0.69	0.73	0.76
Risk-free interest rate (%)	4.10 – 6.31	5.61 – 6.80	3.51 – 6.03	4.59 – 4.93	5.57 – 5.77	3.47 – 5.84
Expected dividend yield (%)	—	—	—	—	—	—

Our pro forma net income (loss) and diluted net income (loss) per share would have been as follows:

	Fiscal

	1999	2000	2001

	(In thousands, except per share data)
Net income (loss)
As reported	$386,564	$305,661	$(82,793)
Pro forma	$332,304	$207,965	$(188,432)
Diluted net income (loss) per share
As reported	$1.93	$1.45	$(0.40)
Pro forma	$1.66	$0.98	$(0.91)

The weighted average fair values of options granted during fiscal 1999, 2000 and 2001 were approximately $10.43, $23.27 and $21.77, respectively.

20.	Performance Sharing and Benefit Plans

Performance Sharing Plan

Eligible employees participate in Intuit’s performance sharing plan. The Compensation Committee of the Board of Directors determines amounts to be paid under the plan. Performance-sharing expense for fiscal 1999, 2000 and 2001 was approximately $12.4 million, $20.7 million and $23.3 million, respectively.

Benefit Plans

Prior to fiscal 2001, we provided several 401(k) plans for eligible employees. During fiscal 2001, we merged all plans into Intuit’s 401(k) plan. Participating employees may contribute up to 15% of pretax salary to the plan, subject to IRS limitations. Intuit matches a specified portion of the employee contributions up to a maximum amount per employee per year. The amount is subject to change on an annual basis. At July 31, 2000 and 2001, the match was 75%, up to $2,500. Matching contributions were approximately $5.8 million, $6.6 million and $8.1 million, respectively, for the years ended July 31, 1999, 2000 and 2001. The plan of Lacerte, our wholly owned subsidiary, merged with the existing Intuit 401(k) plan on January 1, 2000. Quicken Loans maintained its own separate 401(k) plan. Employees under this plan could make elective contributions to the plan. The plan required Quicken Loans to contribute 20% of employee contributions to the plan up to a maximum of 1% of the employee’s gross pay. Matching contributions to the Quicken Loans plan for the years ended July 31, 1999 and 2000, amounted to $0.2 million and $0.6 million, respectively.

21.	Shareholder Rights Plan

On April 29, 1998, the Board of Directors adopted a shareholder rights plan designed to protect the long-term value of Intuit for its stockholders during any future unsolicited acquisition attempt. In connection with the plan, the Board declared a dividend of one preferred share purchase right for each share of Intuit’s common stock outstanding on May 11, 1998 (the “Record Date”) and further directed the issuance of one such right with respect to each share of Intuit’s common stock that is issued after the Record Date, except in certain circumstances. If a person or a group (an “Acquiring Person”) acquires 20% or more of Intuit’s common stock, or announces an intention to make a tender offer for Intuit’s common stock, the consummation of which would result in a person or group becoming an Acquiring Person, then the rights will be distributed (the “Distribution Date”). After the Distribution Date, each right may be exercised for 1/3000th of a share of a newly designated Series B Junior Participating Preferred stock at an exercise price of approximately $83.33 per share. The preferred stock has been structured so that the value of 1/3000th of a share of such preferred stock will approximate the value of one share of common stock. The rights will expire on May 1, 2008.

22.	Income Taxes

Income (loss) before income taxes included income (loss) from foreign operations of $(9.0) million, $4.4 million and $11.2 million for the fiscal 1999, 2000 and 2001, respectively. The provision for income taxes consisted of the following:

	Fiscal

	1999	2000	2001

	(In thousands)
Current:
Federal	$214,765	$282,740	$61,125
State	45,527	62,041	10,625
Foreign	—	2,771	4,703

	260,292	347,552	76,453
Deferred:
Federal	(14,529)	(117,276)	(67,097)
State	(213)	(23,092)	(9,585)

	(14,742)	(140,368)	(76,682)

Total provision (benefit) for income taxes	$245,550	$207,184	$(229)

Differences between income taxes calculated using the federal statutory income tax rate of 35% and the provision (benefit) for income taxes were as follows:

	Fiscal

	1999	2000	2001

	(In thousands)
Income before income taxes	$632,029	$512,710	$(96,542)

Statutory federal income tax	$221,211	$179,449	$(33,790)
State income tax, net of federal benefit	29,454	25,317	676
Federal research and experimental credits	(4,500)	(5,000)	(4,000)
Non-deductible merger related charges	980	11,263	49,407
Tax exempt interest	(4,398)	(8,204)	(13,633)
Foreign losses not benefited	3,074	—	—
Other, net	(271)	4,359	1,111

Total	$245,550	$207,184	$(229)

Tax savings from deductions associated with our various stock option plans are not reflected in the current federal and state provisions. Savings were approximately $58.2 million in fiscal 1999, $93.5 million in fiscal 2000 and $59.5 million in fiscal 2001. These amounts were credited to stockholders’ equity and reduced taxes payable.

Significant deferred tax assets and liabilities were as follows:

	July 31,	July 31,
	2000	2001

	(In thousands)
Deferred tax assets:
Accruals and reserves not currently deductible	$54,483	$41,165
Deferred foreign taxes	6,294	3,888
State income taxes	32,567	38,308
Merger charges	86,760	121,200
Fixed asset adjustments	18,364	31,232
Other, net	1,705	1,419

Total deferred tax assets	200,173	237,212

Deferred tax liabilities:
Deferred gain on discontinued operations	5,753	—
Unrealized gain on marketable securities	48,181	1,948

Total deferred tax liabilities	53,934	1,948

Total net deferred tax assets	146,239	235,264
Valuation reserve due to foreign losses	(11,411)	(11,411)

Total net deferred tax assets (liabilities), net of valuation reserve	$134,828	$223,853

We have provided a valuation reserve related to the benefit of losses in our foreign subsidiaries that we believe is unlikely to be realized.

23.	Significant Customer Information

One distributor accounted for 16% of total net revenue in fiscal 1999, 10% of total net revenue in fiscal 2000 and no distributor met the 10% threshold in fiscal 2001. The same distributor accounted for 17% and 15% of the accounts receivable balance at July 31, 2000 and July 31, 2001.

24.	Loan Fees and Gains and Losses on the Sale of Mortgages

Loans fees and gains and losses on the sale of mortgages for fiscal 1999, 2000 and 2001 were comprised of the following components:

	Fiscal

	1999	2000	2001

	(in thousands)
Net gain on loan sales	$66,219	$30,391	$70,771
Net loan origination fees	14,267	11,276	16,790
Provision for premium recapture	(190)	(9)	(216)

	$80,296	$41,658	$87,345

25.	Reorganization

Prior to Intuit’s acquisition of Rock in December 1999, Rock had evaluated the performance of certain retail mortgage branches and made a decision in December 1998, to close nine branches that had been generating operating losses and negative cash flow. Reorganization costs incurred in connection with the branch closings were $2.0 million and $3.5 million in fiscal 1999 and 2000, respectively. These charges primarily consisted of fixed asset write-offs, ongoing lease commitments and severance pay for terminated employees. See Note 1 for more information about our basis of presentation.

26.	Litigation

On March 3, 2000, a class action lawsuit, Bruce v. Intuit Inc., was filed in the United States District Court, Central District of California, Eastern Division. Two virtually identical lawsuits were later filed: Rubin v. Intuit Inc., was filed on March 8, 2000 in the United States District Court, Southern District of New York and Newby v. Intuit Inc. was filed on April 27, 2000, in the United States District Court, Central District of California, Eastern Division. The Bruce and Newby lawsuits were consolidated into one lawsuit, In re Intuit Privacy Litigation, filed on July 28, 2000 in the United States District Court of California, Eastern Division. Following Intuit’s successful motion to dismiss several of the claims, an amended complaint was filed on May 2, 2001. A similar lawsuit, Almanza v. Intuit Inc. was filed on March 22, 2000 in the Superior Court of State of California, San Bernardino County, Rancho Cucamonga Division. An amended complaint in the Almanza suit was filed on October 26, 2000. These purported class actions allege violations of various federal and California statutes and common law claims for invasion of privacy based upon the alleged intentional disclosure to third parties of personal and private customer information entered at Intuit’s Quicken.com Web site. The complaints seek injunctive relief, orders to disgorge profits related to the alleged acts, and statutory and other damages. Intuit believes these lawsuits are without merit and intends to defend the litigation vigorously.

Intuit is subject to other legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business. We currently believe that the ultimate amount of liability, if any, for any pending claims of any type (either alone or combined) will not materially affect our financial position, results of operations or liquidity. However, the ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact. Regardless of the outcome, litigation can have an adverse impact on Intuit because of defense costs, diversion of management resources and other factors.

27.	Related Party Transactions

As of July 31, 2000, we held a 49% non-voting equity interest in Venture Finance Software Corp. (“VFSC”). We entered into agreements with VFSC to provide it with services related to on-going development of Web-oriented finance products. We received cost reimbursements of approximately $17.1 million and $23.8 million in fiscal 1999 and 2000 respectively, for development and administrative services provided in connection with this agreement. At July 31, 2000, we held a receivable due from VFSC of $7.2 million. In August 2000, we acquired all of the outstanding securities of VFSC. See Note 12 of the financial statements. Subsequently in May 2001, we sold certain technology assets acquired from VFSC to Princeton eCom. See Note 13 of the financial statements.

As of July 31, 2000 and 2001, loans to affiliates were $6.5 million and $9.5 million, respectively. All loans are secured, with maturity dates up to 10 years. Interest rates are determined using the applicable federal rate as of the date of the loan.

28.	Selected Quarterly Consolidated Financial Data (Unaudited)

We accounted for the acquisitions of Rock and Title Source as a pooling of interests for accounting purposes and have restated all previously reported amounts to reflect the effect of the pooling.

	Fiscal 2000 Quarter Ended

	October 31		January 31	April 30	July 31

	(In thousands, except per share data)
		As Previously
	Restated	Reported
Total net revenue	$176,928	$163,058	$425,499	$329,139	$162,259
Cost of revenue	58,871	57,099	95,555	77,647	59,109
All other costs and expenses	209,314	190,630	247,348	190,979	171,866
Income (loss) before cumulative effect of accounting change	(65,861)	(61,729)	57,292	297,085	17,145
Net income (loss)	(65,861)	(61,729)	57,292	297,085	17,145
Basic net income (loss) before cumulative effect of accounting change per share	(0.33)	(0.33)	0.29	1.47	0.08
Diluted net income (loss) before cumulative effect of accounting change per share	$(0.33)	$(0.33)	$0.27	$1.39	$0.08

	Fiscal 2001 Quarter Ended

	October 31	January 31	April 30	July 31

	(In thousands, except per share data)
Total net revenue	$187,522	$457,560	$425,210	$191,169
Cost of revenue	69,881	107,677	81,888	67,543
All other costs and expenses	208,836	255,288	305,444	208,444
Income (loss) before cumulative effect of accounting change	(48,079)	26,562	(14,301)	(61,289)
Net income (loss)	(33,765)	26,562	(14,301)	(61,289)
Basic net income (loss) before cumulative effect of accounting change per share	(0.23)	0.13	(0.07)	(0.29)
Diluted net income (loss) before cumulative effect of accounting change per share	$(0.23)	$0.12	$(0.07)	$(0.29)

29.	Events Subsequent to Date of Auditors’ Report

On September 24, 2001, we announced that we had entered into an Asset Purchase Agreement with OMware, Inc. (“OMware”) pursuant to which Intuit will acquire substantially all of the assets of OMware. The agreement was signed on August 22, 2001. OMware is a leading provider of construction management software solutions. Its flagship product, The Master Builder, helps construction companies handle accounting, estimating, job costing and project management. The Master Builder is available in two editions to serve the needs of both small and large construction companies. OMware will be operated as a separate business unit of Intuit, headquartered in Sebastopol, California. Under the terms of the agreement, Intuit will acquire substantially all of the assets of OMware for up to approximately $42 million in Intuit stock, with $34 million to be paid at the closing of the transaction, and up to $8 million to be issued contingent upon the achievement of certain future performance objectives by the business unit. The transaction has been approved by the boards of both Intuit and OMware and is expected to close in November 2001, subject to various conditions, including approval of OMware’s shareholders and customary regulatory and other approvals.

Schedule II

INTUIT INC.

VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions		Balance
	Beginning of	Charged to		At End of
Classification	Period	Expense	Write-Offs	Period

	(In thousands)
Year ended July 31, 1999
Allowance for doubtful accounts	$5,970	$7,503	$(1,053)	$12,420
Reserve for returns and exchanges	$60,343	$89,093	$(75,481)	$73,955
Allowance for loan loss	$384	$1,002	$(114)	$1,272
Year ended July 31, 2000
Allowance for doubtful accounts	$12,420	$4,884	$(8,286)	$9,018
Reserve for returns and exchanges	$73,955	$48,077	$(61,053)	$60,979
Allowance for loan loss	$1,272	$680	$(1,568)	$384
Year ended July 31, 2001
Allowance for doubtful accounts	$9,018	$10,593	$(3,427)	$16,184
Reserve for returns and exchanges	$60,979	$53,660	$(83,129)	$31,510
Allowance for loan loss	$384	$761	$(580)	$565

ITEM 9
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information about directors that is required by this Item is incorporated by reference to our Proxy Statement for our January 2002 Annual Meeting of Stockholders. Information about executive officers that is required by this Item can be found in Item 4A.

ITEM 11
EXECUTIVE COMPENSATION

This information is incorporated by reference to our Proxy Statement for our January 2002 Annual Meeting.

ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is incorporated by reference to our Proxy Statement for our January 2002 Annual Meeting.

ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is incorporated by reference to our Proxy Statement for our January 2002 Annual Meeting.

PART IV

ITEM 14
EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements — See Index to Consolidated Financial Statements in Part II, Item 8.

2.	Financial Statement Schedules — See Index to Consolidated Financial Statements in Part II, Item 8.

3.	Exhibits

		Filed	Incorporated by Reference
with
Ex.		this			Date
No.	Exhibit Description	10-K	Form	File No.	Filed

2.01	Exchange Agreement dated as of March 2, 1999 by and among Intuit Inc., Computing Resources, Inc., Ranson W. Webster and Harry D. Hart and Amendment No. 1 thereto dated April 30, 1999		8-K		05/07/99
2.02	Agreement and Plan of Merger among Intuit, Merger Sub 1, Inc., Merger Sub 2, Inc., Rock Financial Corporation and Title Source, Inc., dated October 6, 1999 (schedules and similar attachments will be furnished to the Commission upon request)		S-4	333- 90393	11/05/99
2.03	Stock Sale and Purchase Agreement dated August 30, 2000 by and among Intuit, Venture Finance Software		8-K		09/13/00

		Filed	Incorporated by Reference
with
Ex.		this			Date
No.	Exhibit Description	10-K	Form	File No.	Filed

Corp. and certain security holders of Venture Finance Software Corp.
3.01	Restated Intuit Certificate of Incorporation dated as of January 19, 2000		10-Q		06/14/00
3.02	Second Amended and Restated Rights Agreement, dated October 15, 1999		S-8	333- 92503	12/10/99
3.03	Bylaws of Intuit, as amended and restated effective April 29, 1998		8-K		05/02/98
4.01	Form of Specimen Certificate for Intuit’s Common Stock		10-K		10/13/00
4.02	Form of Right Certificate for Series B Junior Participating Preferred Stock (included in Exhibit 3.02)		10-K		10/06/98
10.01+	Intuit Inc. 1993 Equity Incentive Plan and related documents, as amended through December 8, 2000		S-8	333- 5164	12/12/00
10.02+	Intuit Inc. 1996 Employee Stock Purchase Plan, as amended through December 8, 2000		S-8	333- 51692	12/12/00
10.03+	Intuit 1996 Directors Stock Option Plan, and related documents, as amended through December 8, 2000		S-8	333- 51698	12/12/00
10.04+	Intuit 1998 Option Plan for Mergers and Acquisitions, as amended through April 28, 1999 and related documents		S-8	333- 78041	05/07/99
10.05+	Intuit Form of Amendment to All Stock Options Outstanding at February 19, 1999		10-K		10/12/99
10.06+	Form of Indemnification Agreement entered into by Intuit with each of its directors and certain executive officers		S-1	33- 57884	02/03/93
10.07+	Restricted Stock Purchase Agreement, with respect to 150,000 shares of Intuit Common Stock, dated January 24, 2000 between Intuit and Stephen M. Bennett		S-8	333- 51700	12/12/00
10.08+	Restricted Stock Purchase Agreement, with respect to 75,000 shares of Intuit Common Stock, dated January 24, 2000 between Intuit and Stephen M. Bennett		S-8	333- 51700	12/12/00
10.09+	Amendment No. 1 dated January 17, 2001 to Restricted Stock Purchase Agreement, with respect to 150,000 shares of Intuit Common Stock, dated January 24, 2000 between Intuit and Stephen M. Bennett		10-Q		06/13/01
10.10+	Amendment No. 1 dated January 17, 2001 to Restricted Stock Purchase Agreement, with respect to 75,000 shares of Intuit Common Stock, dated January 24, 2000 between Intuit and Stephen M. Bennett		10-Q		06/13/01
10.11+	Secured Balloon Payment Note Agreement between Intuit and Stephen M. Bennett dated February 17, 2000		10-Q		12/30/00
10.12+	Secured Full Recourse Promissory Note and Stock Pledge Agreement, dated March 30, 2001, between Intuit and Stephen M. Bennett		10-Q		06/13/01
10.13+	Letter from Intuit to Stephen M. Bennett, dated April 6, 2001, confirming forgiveness of certain loan interest		10-Q		06/13/01
10.14+	Secured Balloon Payment Promissory Note Agreement between Intuit Inc. and Dennis Adsit dated September 27, 2000		10-Q		12/30/00
10.15+	Secured Balloon Payment Bridge Loan Promissory Note between Intuit and Thomas Allanson dated October 16, 2000		10-Q		12/30/00
10.16+	Amendment No. 1 dated May 29, 2001 to Secured Balloon Payment Bridge Loan Promissory Note dated October 16, 2000 between Intuit and Thomas Allanson		10-Q		06/13/01
10.17+	Amendment No. 2 dated July 31, 2001 to Secured Balloon Payment Bridge Loan Promissory Note dated October 16, 2000 and as amended on May 29, 2001 between Intuit and Thomas Allanson	X

		Filed	Incorporated by Reference
with
Ex.		this			Date
No.	Exhibit Description	10-K	Form	File No.	Filed

10.18+	Secured Bridge Loan Promissory Note between Intuit Inc. and Richard William Ihrie dated November 28, 2000		10-Q		12/30/00
10.19+	Secured Balloon Payment Promissory Note between Intuit and Richard William Ihrie dated November 28, 2000		10-Q		12/30/00
10.20+	Secured Balloon Payment Note Agreement between Intuit and Stephen M. Bennett dated February 17, 2000		10-Q		12/30/00
10.21+	Letter Agreement of Employment dated March 30, 1994 between Intuit and William V. Campbell		10-K		10/31/94
10.22+	Employment Agreement dated October 14, 2000 between Intuit and Richard William Ihrie	X
10.23+	Employment Agreement dated January 21, 2000 between Intuit and Stephen M. Bennett		10-Q		03/16/00
10.24+	Amendment No. 1, dated January 17, 2001 to Employment Agreement dated January 21, 2000 between Intuit and Stephen M. Bennett		10-Q		06/13/01
10.25+	Employment Agreement dated July 30, 2001 between Intuit and Lorrie M. Norrington	X
10.26+	Confidential Agreement and General Release of Claims between Intuit Inc. and William H. Harris, Jr., dated September 23, 1999		10-Q		03/16/00
10.27+	Separation Agreement between Intuit and Dan Nye dated March 26, 2001		10-Q		06/13/01
10.28+	Non-Competition Agreement by and among Intuit, Rock Financial Corporation and Daniel Gilbert, Dated October 6, 1999		10-Q		12/14/99
10.29	Master Agreement between Intuit and Modus Media International, Inc., dated as of August 31, 1999		10-K
10.30	Supply Agreement effective as of January 1, 2000 by and between Intuit and John H. Harland Company		10-K		10/13/00
10.31	Lease Agreement dated as of November 30, 1994 between Intuit and Charleston Properties for 2700 Coast Drive, Mountain View, California to commence on January 1, 1999		10-Q		03/17/95
10.32	Lease Agreement dated as of November 30, 1994 between Intuit and Charleston Properties for 2475 Garcia Drive, Mountain View, California		10-Q		03/17/95
10.33	Lease Agreement dated as of November 30, 1994 between Intuit and Charleston Properties for 2525 Garcia Drive, Mountain View, California		10-Q		03/17/95
10.34	Lease Agreement dated as of November 30, 1994 between Intuit and Charleston Properties for 2535 Garcia Drive, Mountain View, California		10-Q		03/17/95
10.35	Lease Agreement dated as of November 30, 1994 between Intuit and Charleston Properties for 2500 Garcia Drive, Mountain View, California		10-K		10/15/97
10.36	Lease Agreement dated as of November 30, 1994 between Intuit and Charleston Properties for 2550 Garcia Drive, Mountain View, California		10-K		10/15/97
10.37	Lease Agreement dated as of January 7, 1998 between Intuit and Charleston Properties for 2650 Casey Drive, Mountain View, California		10-K		10/06/98
10.38	Lease Agreement dated as of April 30, 1999 between Intuit and Charleston Properties for 2675 Coast Drive, Mountain View, California		10-K		10/13/01
10.39	Lease Agreement dated as of March 29, 1999 between Intuit and various parties as Landlord for 2632 Marine Way, Mountain View, California		10-K		10/13/01

		Filed	Incorporated by Reference
with
Ex.		this			Date
No.	Exhibit Description	10-K	Form	File No.	Filed

10.40	Lease Agreement dated January 31, 2000 between Intuit and Broderick Way Partners, LLC for 2700 Broderick Way, Mountain View, California		10-Q		06/14/00
10.41	Build-to-Suit Lease Agreement dated as of June 9, 1995 as amended April 14, 1998 between Intuit and Kilroy Realty Corporation, successor to UTC Greenwich Partners, a California limited partnership for 6200 and 6220 Greenwich, San Diego, California		10-K		10/30/95
10.42	Lease Agreement dated as of July 2, 1997 between Intuit and Spieker Properties, L.P. for 6060 Nancy Ridge Road, San Diego, California		10-K		10/13/01
10.43	Consent to Sublease Agreement dated March 31, 2000 among Intuit Inc. as subtenant, Spieker Properties, L.P. and Franklin Templeton Corporate Services, Inc. for Eastgate Mall, San Diego, California		10-Q		06/14/00
10.44	Offer to Purchase Real Estate Agreement dated as of October 14, 1997, as amended on December 5, 1997, between Intuit Inc. and General American Life Insurance Company, for property located at 110 Juliad Court, Fredericksburg, Virginia (purchase and sale agreement)		10-K		10/06/98
10.45	Build-to-Suit Lease Agreement dated as of April 8, 1998, between Intuit and TACC Investors, LLC for property located at 2800 East Commerce Center Place, Tucson, Arizona		10-K		10/06/98
10.46	Deed of Lease dated as of July 27, 1999 between Intuit and Waterfront I Corporation for 44 Canal Center Plaza, Alexandria, Virginia		10-K		10/12/99
10.47	Lease Agreement dated as of June 1, 1993 between Intuit as successor in interest to Computing Resources, Inc. who is successor in interest to Pioneer Bank and Dermody Properties for 5400 Equity Avenue, Reno, Nevada		10-K		10/12/99
10.48	Lease Agreement dated as of January 1, 1994 between Intuit as successor in interest to Computing Resources, Inc. and 1285 Financial Boulevard, Inc. for 1285 Financial Boulevard, Reno, Nevada		10-K		10/12/99
10.49	Lease Agreement dated as of February 28, 1999 between Intuit’s CRI subsidiary and 1225 Financial Boulevard, Inc. for 1225 Financial Boulevard, Reno, Nevada		10-K		10/13/00
10.50	Lease Agreement dated as of January 1, 1996 between Intuit as successor in interest to Computing Resources, Inc. and 565 Rio Vista Drive, Inc. for 565 Rio Vista Drive, Fallon, Nevada		10-K		10/12/99
10.51	Sublease Agreement and Amendments between Lacerte Software Corporation and Oryx Energy Company for 13155 Noel Road, Suite 2200, Dallas, Texas		10-K		10/12/99
10.52	Office Lease Agreement dated February 22, 2000 between Lacerte Software Corporation and KCD-TX 1 Investment Limited Partnership for office space in Plano, Texas		10-Q		06/14/00
21.01	List of Intuit’s Subsidiaries	X
23.01	Consent of Ernst & Young LLP, Independent Auditors	X
24.01	Power of Attorney (see signature page)	X

+	Indicates a management contract or compensatory plan or arrangement

(b)	Reports on Form 8-K

1.	On August 24, 2001, Intuit filed a report on Form 8-K to report under Item 5 its financial results for the quarter ended July 31, 2001. Intuit’s balance sheet and statement of operations for the fourth quarter and the year ended July 31, 2001 were included in the 8-K.

2.	On September 27, 2001, Intuit filed a report on Form 8-K to report under Item 5 that it had reached an agreement to acquire substantially all of the assets of OMware, Inc. No financial statements were filed with the report.

(c)	Exhibits

See Item 14(a)(3) above.

(d)	Financial Statement Schedules

See Item 14(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC.

Dated: October 5, 2001	By:	/s/ GREG J. SANTORA Greg J. Santora Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

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

Name	Title	Date

Principal Executive Officer:

/s/ STEPHEN M. BENNETT Stephen M. Bennett	President, Chief Executive Officer and Director	October 5, 2001

Principal Financial Officer and Principal Accounting Officer:

/s/ GREG J. SANTORA Greg J. Santora	Senior Vice President and Chief Financial Officer	October 5, 2001

Additional Directors:

/s/ CHRISTOPHER W. BRODY Christopher W. Brody	Director	October 5, 2001

/s/ WILLIAM V. CAMPBELL William V. Campbell	Chairman of the Board of Directors	October 5, 2001

/s/ SCOTT D. COOK Scott D. Cook	Director	October 5, 2001

/s/ L. JOHN DOERR L. John Doerr	Director	October 5, 2001

/s/ DONNA L. DUBINSKY Donna L. Dubinsky	Director	October 5, 2001

/s/ MICHAEL R. HALLMAN Michael R. Hallman	Director	October 5, 2001

/s/ STRATTON SCLAVOS Stratton Sclavos	Director	October 5, 2001

EXHIBIT INDEX

Exhibit
Number	Description

10.17+	Amendment No. 2 dated July 31, 2001 to Secured Balloon Payment Bridge Loan Promissory Note dated October 16, 2000 and as amended May 29, 2001 between Intuit and Thomas Allanson
10.22+	Employment Agreement dated October 14, 2000 between Intuit and Richard William Ihrie
10.25+	Employment Agreement dated July 30, 2001 between Intuit and Lorrie M. Norrington
21.01	List of Intuit’s Subsidiaries
23.01	Consent of Ernst & Young LLP, Independent Auditors
24.01	Power of Attorney (see signature page)

+	Indicates a management contract or compensatory plan or arrangement