Form 10-Q
period 2001-10-31
INTUIT INC
filed 2001-12-07
CIK 896878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2001 or

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

(650) 944-6000
(Registrant’s telephone number, including area code)

         Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes  X                      No

         Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

                  Approximately 212,063,887 shares of Common Stock, $0.01 par value, as of November 30, 2001

FORM 10-Q INTUIT INC. INDEX

INTUIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
(In thousands)	2001	2001

	(unaudited)
ASSETS
Current assets:

Cash and cash equivalents	$450,104	$415,044

Short-term investments	1,119,305	1,049,281

Marketable securities	85,307	41,484

Customer deposits	230,410	225,004

Accounts receivable, net	27,990	43,024

Mortgage loans	123,241	216,844

Deferred income taxes	77,948	92,300

Prepaid expenses and other current assets	33,617	37,353

Total current assets	2,147,922	2,120,334

Property and equipment, net	185,969	184,973

Goodwill and intangibles, net	415,334	374,770

Long-term deferred income taxes	145,905	145,815

Investments	24,107	14,108

Other assets (1)	42,499	14,000

Total assets	$2,961,736	$2,854,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$66,400	$83,540

Payroll service obligations	205,067	199,529

Escrow liabilities	23,373	25,408

Drafts payable	63,518	85,947

Deferred revenue	137,305	139,510

Income taxes payable	82,661	44,514

Short-term note payable	38,672	39,532

Other current liabilities	170,966	168,857

Total current liabilities	787,962	786,837

Long-term obligations	12,413	12,153

Minority interest	35	35

Commitments and contingencies	—	—

Stockholders’ equity:

Preferred stock	—	—

Common stock and additional paid in capital	1,725,490	1,749,168

Treasury stock, at cost	(8,497)	(21,132)

Deferred compensation	(21,720)	(20,343)

Accumulated other comprehensive income, net	28,180	1,836

Retained earnings	437,873	345,446

Total stockholders’ equity	2,161,326	2,054,975

Total liabilities and stockholders’ equity	$2,961,736	$2,854,000

(1)	Includes $9.5 million and $8.1 million loans due from affiliates as of July 31, 2001 and October 31, 2001, respectively.

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended
	October 31,

	2000	2001

(In thousands, except per share data)	(unaudited)

Net revenue:

Products	$119,823	$114,583

Services	47,540	76,794

Other	20,159	17,389

Total net revenue	187,522	208,766

Costs and expenses:

Cost of revenue:

Cost of products	29,300	31,926

Cost of services	30,955	33,880

Cost of other revenue	6,639	6,546

Amortization of purchased software	2,987	1,706

Customer service and technical support	32,396	38,953

Selling and marketing	61,100	71,895

Research and development	47,878	49,940

General and administrative	27,783	28,593

Acquisition-related charges	39,679	41,087

Loss on impairment of long-lived asset	—	27,000

Total costs and expenses	278,717	331,526

Loss from operations	(91,195)	(122,760)

Interest and other income and expense, net	16,118	11,797

Net losses on marketable securities and other investments	(3,868)	(12,254)

Loss before income tax benefit, minority interest and cumulative effect of accounting change	(78,945)	(123,217)

Income tax benefit	30,916	30,790

Minority interest	(50)	—

Loss before cumulative effect of accounting change	(48,079)	(92,427)

Cumulative effect of accounting change, net of income taxes of $9,543	14,314	—

Net loss	$(33,765)	$(92,427)

Basic and diluted net loss per share before cumulative effect of accounting change	$(0.23)	$(0.44)

Cumulative effect of accounting change	0.07	—

Basic and diluted net loss per share	$(0.16)	$(0.44)

Shares used in per share amounts	205,727	211,039

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended
	October 31,

(In thousands)	2000	2001

	(unaudited)
Cash flows from operating activities:

Net loss	$(33,765)	$(92,427)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of goodwill, purchased intangibles and deferred compensation	43,110	43,426

Depreciation	14,610	16,058

Net loss from marketable securities and other investments	3,868	12,254

Loss on impairment of long-lived asset	—	27,000

Loss on sale of fixed assets	—	495

Cumulative effect of accounting change	(23,857)	—

Deferred income tax benefit	2,170	198

Tax benefit from employee stock options	32,006	9,574

Changes in assets and liabilities:

Accounts receivable	(95)	(15,034)

Mortgage loans	(6,939)	(93,603)

Prepaid expenses and other current assets	(1,462)	1,670

Other assets	5,684	1,499

Accounts payable	(6,620)	17,140

Escrow liabilities	1,270	2,035

Drafts payable	2,667	22,429

Deferred revenue	13,591	2,205

Income taxes payable	(60,342)	(38,147)

Other accrued liabilities	(1,144)	(7,647)

Minority interest	50	—

NET CASH USED IN OPERATING ACTIVITIES	(15,198)	(90,875)

Cash flows from investing activities:

Purchases of property and equipment	(29,383)	(16,343)

Proceeds from the sale of marketable securities	24,137	1,157

Purchases of short-term investments	(998,903)	(347,531)

Liquidation and maturity of short-term investments	956,458	418,603

Acquisitions and dispositions, net of cash acquired	(105,860)	—

Purchases of long-term investments	(1,000)	(894)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(154,551)	54,992

Cash flows from financing activities:

Principal payments on long-term debt	(2,943)	(260)

Principal proceeds on short-term debt	—	860

Net increases under warehouse line of credit	557	—

Net proceeds from issuance of common stock	33,901	22,019

Purchase of treasury stock	—	(21,137)

NET CASH PROVIDED BY FINANCING ACTIVITIES	31,515	1,482

Effect of foreign currency translation	—	(659)

Net decrease in cash and cash equivalents	(138,234)	(35,060)

Cash and cash equivalents at beginning of period	416,953	450,104

Cash and cash equivalents at end of period	$278,719	$415,044

See accompanying notes.

INTUIT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Summary of Significant Accounting Policies

Basis of Presentation

Intuit Inc. (“Intuit”) has prepared the accompanying unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles for interim financial statements. The financial statements include the financial statements of Intuit and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain other previously reported amounts have been reclassified to conform to the current presentation format.

We have included all normal recurring adjustments considered necessary to give a fair presentation of our operating results for the periods shown. Results for the quarter ended October 31, 2001 do not necessarily indicate the results to be expected for the fiscal year ending July 31, 2002 or any other future period. These statements and accompanying notes should be read together with the audited consolidated financial statements for the fiscal year ended July 31, 2001 included in Intuit’s Form 10-K, filed with the Securities and Exchange Commission on October 5, 2001.

Use of Estimates

To comply with generally accepted accounting principles, we make estimates and assumptions that affect the amounts reported in the financial statements and the disclosures made in the accompanying notes. Estimates are used for product returns and exchanges, reserves for rebates, the collectibility of accounts receivable, deferred taxes and other amounts. We also use estimates to determine the remaining economic lives and carrying value of goodwill, purchased intangibles, fixed assets and other long-lived assets. Despite our intention to establish accurate estimates and assumptions, actual results may differ from our estimates.

Net Revenue

For our shrink-wrapped software products, we recognize revenue upon shipment (which is when title passes), provided that collection is probable and we have no significant remaining obligations. We recognize revenue net of returns reserves based on historical experience. In some situations, we receive advance payments from our customers. Revenue associated with these advance payments is deferred until the products are shipped or services are provided. We also reduce revenue by the estimated cost of rebates when products are shipped.

We recognize revenue from payroll processing and payroll tax filing services as the services are performed, provided we have no other obligations. We generally require our payroll tax customers to remit payroll tax liability funds to us in advance of the applicable payroll due date, via electronic funds transfer. We include in total net revenue the interest earned on invested balances resulting from timing differences between the collection of these funds from customers and the remittance of such funds to outside parties, because this interest income represents an integral part of the revenue generated from our services. We recognize this interest as it is earned. However, interest income generated from our cash and cash equivalents balance is included in other income because this interest income does not result from our operating activities.

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

We also offer several plans under which customers are charged for technical support assistance. For plans where we collect fees in advance, we recognize revenue over the life of the plan, which is generally one year. We include costs incurred for fee-for-support plans in cost of revenue.

We recognize revenue from other products and services when it is earned based on the nature of the particular product or service. For products and services that we provide over a period of time, we recognize revenue pro rata based on the contractual time period. However, where we provide or deliver the product or service at a specific point in time, we recognize revenue upon delivery of the product or completion of the service.

Shipping and Handling Costs

Costs incurred with the shipping and handling of our shrink-wrapped software products are recorded as cost of products in our results of operations.

Customer Service and Technical Support

Customer service and technical support costs include the costs associated with performing order processing, answering customer inquiries through Web sites and other electronic means and providing free technical support assistance to customers by telephone. In connection with the sale of certain products, we provide a limited amount of free technical support assistance to customers. We do not defer the recognition of any revenue associated with sales of these products, since the cost of providing this free technical support and related customer service is insignificant. The technical support is provided within one year after the associated revenue is recognized and free product enhancements are minimal and infrequent. We accrue the estimated cost of providing this free support upon product shipment.

Cash and Cash Equivalents and Short-Term Investments

We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Short-term investments consist of available-for-sale debt securities that are carried at fair value. Available-for-sale debt securities are classified as current assets based upon our intent and ability to use any and all of these securities as necessary to satisfy the significant short-term liquidity requirements that may arise from the highly seasonal and cyclical nature of our businesses. Because of our significant business seasonality, cash flow requirements may fluctuate dramatically from quarter to quarter and require us to use a significant amount of the short-term investments held as available-for-sale securities. See Note 2 for more information about cash and cash equivalents and short-term investments.

Marketable Securities and Other Investments

Our available-for-sale marketable securities are carried at fair value and we include unrealized gains and losses, net of tax, in stockholders’ equity. We use the specific identification method to account for gains and losses on marketable equity securities. Our other long-term investments are stated at cost. See Note 3 for more information about our marketable securities and other investments.

Goodwill, Purchased Intangible Assets, and Other Long-lived Assets

We record goodwill when the purchase price of net tangible and intangible assets we acquire exceeds their fair value. We amortize goodwill on a straight-line basis over periods ranging from 3 to 5 years. We generally amortize the cost of identified intangibles on a straight-line basis over periods ranging from 1 to 15 years.

We regularly perform reviews to determine if the carrying values of our long-lived assets are impaired. The reviews look for facts or circumstances, either internal or external, that indicate that the carrying value of the asset cannot be recovered.

We measure impairment loss related to long-lived assets based on the amount by which the carrying amount of such assets exceeds their fair values. Our measurement of fair value is generally based on an analysis of future discounted cash flows. In performing this analysis, we use the best information available in the circumstances, including reasonable and supportable assumptions and projections. The discounted cash flow analysis considers the likelihood of possible outcomes and is based on our best estimate of projected future cash flows. If necessary, we perform subsequent calculations to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets. If market values for the assets were not available, we would calculate the fair value using the present value of estimated expected future discounted cash flows. The cash flow calculations, including the discount rate, would be based on management’s best estimates, using appropriate assumptions and projections at the time. In June 2001, FASB issued FAS 142, “Goodwill and Other Intangible Assets.” In October

2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We intend to implement both FAS 142 and FAS 144 beginning in the first quarter of fiscal 2003. See Note 1 for more information.

Concentration of Credit Risk

Intuit operates in markets that are highly competitive and rapidly changing. Significant technological changes, changes in customer requirements, the emergence of competitive products or services with new capabilities and other factors could negatively impact our operating results.

We are also subject to risks related to changes in the values of our marketable securities and private equity investments. See Note 3 for a discussion of risks associated with these assets. Our remaining investment portfolio is diversified and consists primarily of short-term investment-grade securities.

We sell a significant portion of our products through third-party resellers and distributors and, as a result, maintain one individually significant receivable balance with a major distributor. If the financial condition or operations of this distributor deteriorates substantially, our operating results could be adversely affected. We also face risks related to the collectibility of our trade accounts receivable. To appropriately manage this risk, we perform ongoing evaluations of customer credit. Generally, we do not require collateral. We maintain reserves for estimated credit losses and these losses have historically been within our expectations. However, since we cannot predict future changes in the financial stability of our customers, we cannot guarantee that our reserves will continue to be adequate.

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

Loan commitments subject us to market risks and credit risks. Market risk is the risk that interest rates may rise after a loan commitment is made. To offset this risk on conventional mortgage loans and government-insured loans that are in process, we utilize mandatory forward sale commitments. At October 31, 2001, we had $259.9 million in mandatory forward sale commitments for future delivery of mortgages to Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. Loan commitments, which are not reflected on the balance sheet, also involve credit risk relating to the customer. We use the same credit policies for making credit commitments as we do for the underlying loan product. See Note 5 for more information on loan commitments.

Recent Pronouncements

On June 29, 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141 (SFAS 141), “Business Combinations,” and No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.”

SFAS 141 supersedes APB Opinion No. 16, “Business Combinations,” and eliminates the pooling-of-interests method of accounting for business combinations, thus requiring that all business combinations be accounted for using the purchase method. The requirements of SFAS 141 apply to all business combinations initiated after June 30, 2001.

SFAS 142 supercedes APB Opinion No. 17, “Intangible Assets,” and provides that goodwill and other intangible assets that have an indefinite useful life will no longer be amortized. However, these assets must be reviewed at least annually for impairment. SFAS 142 applies to all business combinations completed after June 30, 2001. For business combinations completed before July 1, 2001, we will adopt SFAS 142 effective August 1, 2002. We are currently evaluating the impact of SFAS 142 on our financial position and statement of operations. We expect the adoption of SFAS 142 to reduce our amortization of goodwill and intangible expense significantly, commencing with the first quarter of fiscal 2003. However, it is possible that in the future, we would incur less frequent, but larger, impairment charges related to the goodwill already recorded, as well as goodwill arising out of future acquisitions as we continue to expand our business.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which applies to financial statements issued for fiscal years beginning after December 15, 2001. SFAS 144 supersedes FASB Statement 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets

to Be Disposed Of,” and portions of APB Opinion 30, “Reporting the Results of Operations.” SFAS 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria for classifying an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. SFAS 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. We do not expect the adoption of SFAS 144 to have a material impact on our consolidated financial statements.

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

2.	Cash and Cash Equivalents and Short-Term Investments

The following schedule summarizes the estimated fair value of our cash and cash equivalents and short-term investments:

	July 31,	October 31,
	2001	2001

(In thousands)
Cash and cash equivalents:

Cash	$33,427	$33,445

Certificate of deposits	5,600	5,720

Money market funds	406,077	370,879

Municipal bonds	5,000	5,000

	$450,104	$415,044

Short-term investments:

Corporate notes	$63,723	$54,959

Municipal bonds	1,030,442	952,063

U.S. Government securities	25,140	42,259

	$1,119,305	$1,049,281

The following table outlines the estimated fair value of Intuit’s available-for-sale debt securities held in short-term investments classified by the maturity date of the security:

	July 31,	October 31,
	2001	2001

(In thousands) Due within one year	$215,205	$217,635

Due within two years	221,620	230,191

Due within three years	—	—

Due after three years	682,480	601,455

	$1,119,305	$1,049,281

3.	Marketable Securities and Other Investments

We designated our investments in At Home Corporation (which does business as Excite@Home) and 724 Solutions as trading securities and fluctuations in the market value of these shares have been reported in the consolidated statement of operations. We sold all of the remaining shares of these securities during the quarter. The cost basis reflects adjustments for other than temporary impairments in value as well as sales of securities. We held the following available-for-sale securities at July 31, 2001 and October 31, 2001:

	Cost	Gross Unrealized		Estimated
(In thousands)	Basis	Gains	Losses	Fair Value

July 31, 2001
Checkfree Corporation common stock	$35,621	$37,215	$—	$72,836

S1 Corporation common stock	7,741	2,714	—	10,455

	$43,362	$39,929	$—	$83,291

October 31, 2001
Checkfree Corporation common stock	$35,621	$—	$(1,618)	$34,003

S1 Corporation common stock	7,238	243	—	7,481

	$42,859	$243	$(1,618)	$41,484

Our marketable securities, which are quoted on the Nasdaq Stock Market, are stocks of high technology companies whose market prices have been extremely volatile and have declined substantially during the past two years. These declines have resulted, and could continue to result, in a material reduction in the carrying value of these assets. This has a negative impact on our operating results. If our available-for-sale securities experience further declines in fair value that are considered other than temporary, we will reflect the additional loss in our consolidated statement of operations in the period when the subsequent impairment becomes apparent.

The fair values of our long-term investments have also declined substantially since our initial investments due to the volatility and economic downturn in the high technology industry.

During the quarter ended October 31, 2001, we sold 50,000 shares of S1 Corporation and recognized realized gains of $0.2 million. This gain was offset by a realized loss of $1.9 million recorded in connection with the sale of our options to purchase additional shares of S1. In addition, we sold 37,906 shares of 724 Solutions and 1,533,504 shares of Excite@Home and recognized aggregate realized losses of $0.1 million during the quarter ended October 31, 2001. We recorded a loss of $3.3 million for other-than-temporary declines in the value of our other investments and recognized losses of $1.5 million for our trading securities and $5.7 million for our other long-term investments to reflect the declines in valuation. This resulted in combined net losses on marketable securities and other investments of $12.3 million for the quarter ended October 31, 2001.

During fiscal 2001, we adopted FAS 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires us to recognize all derivatives as either assets or liabilities on the balance sheet and record those instruments at fair value. In May 1999, we completed a $50 million investment (970,813 shares) in Security First Technologies, now known as S1 Corporation (“S1”). In connection with this agreement, we received options to purchase 4.8 million additional shares of S1 common stock, at a per-share purchase price of $51.50. These options contained a net-exercise feature. In August 2000, we recorded the cumulative effect of the change in accounting for derivatives for our 4.8 million S1 options held in long-term investments. This resulted in a one-time cumulative effect of $14.3 million, net of income taxes totaling $9.5 million. FAS 133 requires the derivatives to be carried at fair value, so subsequent fluctuations in the fair value of these options were included in our net loss. During the first quarter of fiscal 2001 these fluctuations resulted in a loss of $7.6 million net of income taxes, which decreased the basic and diluted net loss per share for the period by $0.04 per share. During the first quarter of fiscal 2002, we sold these options and recorded a realized loss of $1.9 million.

4.	Goodwill and Intangible Assets

Goodwill and purchased intangible assets consisted of the following:

		Net balance at

	Life in	July 31,	October 31,
	Years	2001	2001
(In thousands)
Goodwill	3-5	$326,986	$294,149

Customer lists	3-5	53,423	48,533

Covenant not to compete	3-5	3,060	2,730

Purchased technology	1-5	24,078	22,390

Assembled workforce	2-5	3,598	3,139

Trade names and logos	1-15	4,189	3,829

		$415,334	$374,770

Balances presented above are net of total accumulated amortization of $598.1 million and $641.5 million at July 31, 2001 and October 31, 2001, respectively.

5.	Loan Commitments

The following table summarizes loan commitments to extend credit at July 31, 2001 and October 31, 2001:

	July 31, 2001		October 31, 2001

	Fixed-rate	Variable-rate	Fixed-rate	Variable-rate
(In thousands)
Conventional prime loans	$303,100	$72,500	$619,100	$136,600

Sub-prime loans	4,300	1,200	3,100	1,300

	$307,400	$73,700	$622,200	$137,900

6.	Per Share Data

We compute basic income or loss per share using the weighted average number of common shares outstanding during the period. We compute diluted income or loss per share using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon the exercise of stock options under the treasury stock method. In loss periods, basic and dilutive loss per share is identical since the impact of common equivalent shares is anti-dilutive. We excluded options to purchase 15.9 million shares of common stock in our diluted per-share computation for the quarter ended October 31, 2001 and options to purchase 12.5 million shares of common stock in the computation for the quarter ended October 31, 2000, since we experienced losses in those quarters.

7.	Comprehensive Net Income

SFAS 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive net income and its components in stockholders’ equity. However, it has no impact on our net income or loss as presented in our financial statements. SFAS 130 requires foreign currency translation adjustments and changes in the fair value of available-for-sale securities to be included in comprehensive income.

The components of comprehensive net income, net of income taxes, are as follows:

	Marketable	Short-term	Foreign Currency
	Securities	Investments	Translation	Total

October 31, 2000 (In thousands)

Beginning balance gain, net of income taxes	$58,561	$—	$(2,975)	$55,586

Unrealized loss, net of income tax benefit of $15,786	(23,680)	—	—		(23,680)

Reclassification adjustment for realized losses included in net loss, net of income tax benefit of $6,596	(9,894)	—	—		(9,894)

Translation adjustment loss		—	(63)		(63)

Ending balance, net of income tax benefit of $22,382	$24,987	$—	$(3,038)		$21,949

October 31, 2001 (In thousands)

Beginning balance gain, net of income taxes	$23,958	$4,686	$(464)		$28,180

Unrealized loss, net of income tax benefit of $16,451 and $534	(24,677)	(802)	—		(25,479)

Reclassification adjustment for realized losses included in net loss, net of income tax tax benefit of $71	(106)	—	—		(106)

Translation adjustment loss	—	—	(759)		(759)

Ending balance, net of income tax benefit of $17,056	$(825)	$3,884	$(1,223)		$1,836

8.	Acquisition-Related Charges

We classify the following expenses as acquisition-related charges in our consolidated statements of operations:

	Quarter Ended
	October 31,	October 31,
	2000	2001
(In thousands)
Amortization of goodwill	$32,664	$32,749

Amortization of purchased intangibles	5,781	6,795

Amortization of acquisition-related deferred compensation	1,137	1,543

Other	97	—

	$39,679	$41,087

9.	Loss on Impairment of Long-lived Asset

In connection with the sale of our Quicken Bill Manager business in May 2001, we recorded a $27 million long-term asset related to future consideration from the purchasing company, which was recorded as “other assets” on the balance sheet. We are entitled to receive from the purchaser either (i) shares of its common stock in February 2002, (ii) cash payments of a minimum of $37 million paid in four equal annual installments of a minimum of $9.3 million per year, beginning in February 2002, or (iii) a combination of shares and cash, beginning in February 2002. As discussed in Note 1, we regularly perform reviews to determine if the carrying values of our long-lived assets are impaired. The reviews look for facts or circumstances, either internal or external, that indicate that the carrying value of an asset cannot be recovered. During the quarter ended October 31, 2001, events and circumstances indicated impairment of this asset. These indicators included the deterioration of the purchasing company’s financial position (including cash flows and liquidity) and the decreased likelihood that it will receive future funding. We considered the implied fair value of our investment based on the purchasing company’s most recent round of planned funding as well as the fair value of our investment if funding were received. Based on our analysis as described above, we recorded a charge of $27 million to reduce the carrying value of this asset its estimated fair value of zero.

10.	Borrowings

As of October 31, 2001, we had one mortgage line of credit, which is reflected in escrow liabilities. Advances may be drawn for working capital and sub-prime and conventional prime mortgage loans, with the maximum amount based on a formula computation. Advances are due on demand and are collateralized by residential first and second mortgages. Interest is paid on a monthly basis. The maximum outstanding balance permitted under this line is $20 million. As of October 31, 2001, we had no balance outstanding under this line of credit.

Drafts payable represent funds advanced for mortgages originated, which have not yet been drawn against the line of credit.

11.	Industry Segment and Geographic Information

SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for companies to disclose certain information about operating segments in the company’s financial reports. Consistent with SFAS 131, we have determined our five operating segments, described below, based on factors such as how our operations are managed and how results are viewed by our chief operating decision maker.

Intuit does not track assets by operating segments. Consequently, we do not disclose assets by operating segments. The following unaudited results for the quarters ended October 31, 2000 and 2001 are broken out by our operating segments. Prior quarter information has been reclassified to conform to the current quarter financial presentation for comparability.

Quarter ended	Small		Personal	Quicken	Global
October 31, 2000	Business	Tax	Finance	Loans	Business
(In thousands)	Division	Division	Division	Division	Division	Other (1)	Consolidated

Product revenue	$69,148	$11,016	$29,915	$—	$9,744	$—	$119,823

Service revenue	18,837	2,335	1,747	16,952	7,669	—	47,540

Other revenue	4,767	—	14,904	—	488	—	20,159

Total net revenue	92,752	13,351	46,566	16,952	17,901	—	187,522

Segment operating income (loss)	24,714	(30,105)	11,199	239	(1,568)	—	4,479

Common expenses	—	—	—	—	—	(53,008)	(53,008)

Sub-total operating income (loss)	24,714	(30,105)	11,199	239	(1,568)	(53,008)	(48,529)

Realized net losses on marketable securities	—	—	—	—	—	(3,868)	(3,868)

Acquisition-related costs	—	—	—	—	—	(42,666)	(42,666)

Interest and other income and expense, net	—	—	—	—	—	16,118	16,118

Net income (loss) before tax	$24,714	$(30,105)	$11,199	$239	$(1,568)	$(83,424)	$(78,945)

Quarter ended	Small		Personal	Quicken	Global
October 31, 2001	Business	Tax	Finance	Loans	Business
(In thousands)	Division	Division	Division	Division	Division	Other (1)	Consolidated

Product revenue	$73,201	$8,143	$24,903	$—	$8,336	$—	114,583

Service revenue	26,364	2,583	2,810	40,039	4,998		76,794

Other revenue	2,165	204	12,082	—	2,938		17,389

Total net revenue	101,730	10,930	39,795	40,039	16,272	—	208,766

Segment operating income (loss)	18,408	(35,141)	12,175	13,006	(2,814)	—	5,634

Common expenses	—	—	—	—	—	(58,601)	(58,601)

Sub-total operating income (loss)	18,408	(35,141)	12,175	13,006	(2,814)	(58,601)	(52,967)

Realized net losses on marketable securities	—	—	—	—	—	(12,254)	(12,254)

Acquisition-related costs	—	—	—	—	—	(42,793)	(42,793)

Loss on impairment of long-lived asset	—	—	—	—	—	(27,000)	(27,000)

Interest and other income and expense, net	—	—	—	—	—	11,797	11,797

Net income (loss) before tax	$18,408	$(35,141)	$12,175	$13,006	$(2,814)	$(128,851)	$(123,217)

(1)	Other includes reconciling items such as acquisition-related costs, including amortization of purchased software and charge for purchased research and development, and other common costs not allocated to specific segments.

12.	Notes Payable and Commitments

In March 2001, our Japanese subsidiary, Intuit KK, refinanced its one-year loan agreement with a Japanese bank for approximately $30.6 million. The loan is denominated in Japanese yen. The interest rate is variable based on the Tokyo inter-bank offered rate or the short-term prime rate offered in Japan. At October 31, 2001, the rate was approximately 0.56%. The fair value of the loan approximates cost as the interest rate on the borrowings is adjusted periodically to reflect market rates (which are currently significantly lower in Japan than in the United States). We are obligated to pay interest only on the loan through March 2002.

13.	Income Taxes

Intuit computes the provision (benefit) for income taxes by applying the estimated annual effective tax rate to recurring operations and other taxable items. Our effective tax rate differs from the federal statutory rate primarily because of tax credits, tax exempt interest income, state taxes, non-deductible impairment charges and goodwill amortization and certain foreign losses.

14.	Stockholders’ Equity

Stock Repurchase Program

In May 2001, Intuit’s Board of Directors authorized the company to repurchase up to $500 million of common stock from time to time in the open market over a three-year period. The stock repurchase program is intended to help offset some of the dilution resulting from the issuance of shares under Intuit’s employee stock plans. As of October 31, 2001, we had repurchased approximately 738,500 shares of our common stock under this program (which became treasury shares) for an aggregate cost of approximately $29.3 million. From the inception of the stock repurchase program through October 31, 2001 we reissued 169,742 shares of treasury stock in connection with exercises of employee stock options, which were valued at $8.5 million (using Intuit’s average purchase price per share).

Repurchases through October 31, 2001 have had no significant impact upon our income or loss per share. Intuit intends to continue using its cash and cash equivalents to fund these repurchases.

15.	Litigation

On March 3, 2000, a class action lawsuit, Bruce v. Intuit Inc., was filed in the United States District Court, Central District of California, Eastern Division. Two virtually identical lawsuits were later filed: Rubin v. Intuit Inc., was filed on March 8, 2000 in the United States District Court, Southern District of New York and Newby v. Intuit Inc. was filed on April 27, 2000, in the United States District Court, Central District of California, Eastern Division. The Bruce and Newby lawsuits were consolidated into one lawsuit, In re Intuit Privacy Litigation, filed on July 28, 2000 in the United States District Court of California, Eastern Division. Following Intuit’s successful motion to dismiss several of the claims, an amended complaint was filed on May 2, 2001. A similar lawsuit, Almanza v. Intuit Inc. was filed on March 22, 2000 in the Superior Court of the State of California, San Bernardino County, Rancho Cucamonga Division. An amended complaint in the Almanza suit was filed on October 26, 2000. These purported class actions allege violations of various federal and California statutes and common law claims for invasion of privacy based upon the alleged intentional disclosure to third parties of personal and private customer information entered at Intuit’s Quicken.com Web site. The complaints seek injunctive relief, orders to disgorge profits related to the alleged acts, and statutory and other damages. Intuit believes these lawsuits are without merit and intends to defend the litigation vigorously.

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

16.	Subsequent events

On November 2, 2001, we acquired substantially all of the assets of OMware, Inc. (“OMware”), a leading provider of construction management software solutions, pursuant to an Asset Purchase Agreement signed on August 22, 2001. Its principal product helps construction companies handle accounting, estimating, job costing and project management. OMware’s employees, products and services comprise Intuit’s new construction business solutions division, headquartered in Sebastopol, California. Under the terms of the agreement, Intuit acquired substantially all of the assets of OMware for up to approximately $42 million in Intuit stock, with $34 million issued at the closing of the transaction, and up to $8 million to be issued contingent upon the achievement of certain future performance objectives by the division.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Cautions about Forward Looking Statements

Throughout this Form 10-Q, you will find “forward-looking” statements, or statements about events or circumstances that have not yet occurred. In some cases, you can identify these statements by forward-looking words such as “may,” “will,” “should,” “plans,” “believes,” “predicts,” or “continue,” and other similar terms. These statements may include, among other things, projections of our future financial performance, our anticipated growth, our strategies and anticipated trends in our businesses. These forward-looking statements involve risks and uncertainties and our actual results could differ materially. We cannot guarantee future results or that current expectations will be accurate, and we will not update information in this Form 10-Q if any forward-looking statement later turns out to be inaccurate. The important factors that could cause our results to differ are discussed under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks That Could Affect Future Results,” at the end of Item 2. You should read Item 2 in conjunction with the Consolidated Financial Statements and related Notes in Part I, Item 1 of this Form 10-Q and our fiscal 2001 Form 10-K. We encourage you to read these sections carefully.

Overview

Intuit’s mission is to revolutionize how people manage their financial lives, and how small businesses and accounting professionals manage their businesses. We are the leading provider of small business accounting, tax preparation and personal finance software products and Web-based services that simplify complex financial tasks for consumers, small businesses and accounting professionals. Our principal products and services include Quicken®, QuickBooks®, Quicken TurboTax®, ProSeries®, Lacerte® and Quicken LoansSM.

Our businesses are highly seasonal – particularly our tax business, but also small business and personal finance to a lesser extent. Sales of tax products are heavily concentrated in the period from November through April. Sales of personal finance and small business products are typically strongest during the calendar year-end holiday buying season and the beginning of the calendar year and therefore major product launches for these products usually occur in the fall or early winter to take advantage of these customer buying patterns. These seasonal patterns mean that our total net revenue is usually highest during our second and third fiscal quarters. We typically report a loss in our first and fourth quarters when revenue from our tax businesses and other seasonal businesses is minimal, but operating expenses to develop new products and services continue at relatively consistent levels. Operating results can also fluctuate for other reasons such as changes in product release dates, non-recurring events such as acquisitions, dispositions, gains and losses from marketable securities, and product price cuts in quarters with relatively high fixed expenses.

Results of Operations

The following total net revenue discussion is categorized by our business divisions. The table below shows each business division’s percentage of our total net revenue for the quarters ended October 31, 2000 and 2001. Information for the first quarter of fiscal 2001 has been reclassified to conform to the fiscal 2002 first quarter financial presentation for comparability. See Note 11 of the financial statements for additional information about our business segments, which correspond to the business divisions described below.

Total Net Revenue	Quarter		Quarter
	Ended	% Total	Ended	% Total
	10/31/00	Net Revenue	10/31/01	Net Revenue	% Change
(Dollars in thousands)
Small Business	$92,752	49%	$101,730	49%	10%

Tax	13,351	7%	10,930	5%	(18%)

Personal Finance	46,566	25%	39,795	19%	(15%)

Quicken Loans	16,952	9%	40,039	19%	136%

Global Business	17,901	10%	16,272	8%	(9%)

Total net revenue	$187,522	100%	$208,766	100%	11%

Small Business Division.

Small Business Division revenue is derived primarily from QuickBooks desktop products, payroll products and services, financial supplies products, and the QuickBooks Support Network.

Overall, revenue for the division was up 10% for the quarter ended October 31, 2001 compared to the same period in the prior year. Payroll revenue grew 43%, due to higher unit sales, as well as higher average selling prices resulting from price increases for all three of our payroll offerings. Full year revenue growth for payroll is expected to be slower than the first quarter year-over-year growth. Revenue for our QuickBooks Support Network and our financial supplies business also increased in the quarter ended October 31, 2001 compared to the same period in the prior year.

These increases were partially offset by a 15% decline in QuickBooks revenue. The decline was primarily the result of lower unit sales compared to the first quarter of fiscal 2001, as the overall economic environment resulted in a lower new customer acquisition rate. This was partially offset by increased average selling prices, as well as a slight increase in upgrades by current customers.

Tax Division.

Tax Division revenue is derived primarily from Quicken TurboTax federal and state consumer desktop tax preparation products, electronic tax filing services, Quicken TurboTax for the Web online tax preparation services and ProSeries and Lacerte professional tax preparation products.

Due to the seasonal nature of our tax business, the first fiscal quarter typically generates only nominal revenue from tax products and services compared to the second and third quarters of the fiscal year. Overall, Tax Division revenue for the quarter ended October 31, 2001 decreased by 18% compared to the same period last year, but we do not believe this is indicative of our revenue for the full year. The development and launch of our consumer tax products for the 2001 tax year was completed on schedule, and products reached retail shelves in late November. However, there are still ongoing risks associated with our tax business, including intense competition that could result in lower average selling prices and/or a decline in our share of sales in the retail channel. While we have undertaken product development and marketing efforts intended to address competitive pressures, we will not be able to report revenues and operating results for the entire tax season until late in the fiscal year.

Personal Finance Division.

Personal Finance Division revenue comes primarily from Quicken desktop products, advertising (both Web-based on Quicken.com, as well as in-product advertising) and online transactions.

Overall, Personal Finance Division revenue was down 15% for the quarter ended October 31, 2001 compared to the same quarter a year ago. This decline was attributable to an 18% decline in revenue for our Quicken desktop products (reflecting a 17% decline in unit sales), as well as a 36% decline in Quicken.com advertising revenue. The decline in Quicken desktop revenue reflects the continuing maturation of the personal finance desktop software category. Advertising revenue continued to decline, reflecting the industry trend of reduced advertising spending by purchasers of Internet advertising. We experienced continued growth in our online transaction business, which partially offset these declines.

Quicken Loans Division.

Quicken Loans Division revenue comes primarily from gains on the sale of loans and post-closing servicing arrangements in bulk to participating financial institutions, and from loan fees we receive for originating loans.

Revenue for the Quicken Loans Division increased by 136% for the quarter ended October 31, 2001 compared to the same quarter a year ago. The growth was primarily due to two factors. First, the volume of loans sold increased significantly, reflecting increased consumer demand to refinance and originate mortgage loans in light of declining interest rates. Second, our average revenue per loan increased, reflecting both higher average gains on sales of loans and higher average loan fees as the consumer demand for loans increased. We expect the revenue growth rates experienced by Quicken Loans to be lower in the third and fourth quarters of fiscal 2002, both on a year-over-year basis and on a sequential quarter basis. Mortgage rate increases, the impact of the economic climate on the housing market, business operation risks and other factors could negatively impact the volume of applications and closed loans, particularly our most mortgage-rate sensitive products such as conventional refinancing loans. See “Interest Rate Risk” in Item 3, below.

Global Business Division.

Global Business Division revenue comes primarily from Yayoi small business products in Japan, and QuickBooks, Quicken and QuickTax products in Canada.

Overall, Global Business Division revenue decreased 9% for the quarter ended October 31, 2001 compared to the same quarter last year. Revenue from Canada decreased by 17%. This decease was partially attributable to a year-over-year decrease in revenue for Canada’s localized version of QuickBooks reflecting lower unit sales compared to the prior quarter, as well as declining Quicken sales in Canada. These declines were partially offset by increased revenue from Japan for our Yayoi small business accounting software, as well as increased revenue generated from maintenance contracts in Japan.

Cost of Revenue	Quarter	% Total	% of	Quarter	% Total	% of
	Ended	Net	Related	Ended	Net	Related
	10/31/00	Revenue	Revenue	10/31/01	Revenue	Revenue	% Change
(Dollars in thousands)
Cost of revenue:

Cost of products	$29,300	16%	24%	$31,926	15%	28%	9%

Cost of services	30,955	16%	65%	33,880	16%	44%	9%

Cost of other revenue	6,639	3%	33%	6,546	3%	38%	(1%)

Amortization of purchased software	2,987	2%	—	1,706	1%	—	(43%)

Total cost of revenue	$69,881	37%	—	$74,058	35%	—	6%

There are four components of our cost of revenue: (i) cost of products, which includes the direct cost of manufacturing and shipping desktop software products; (ii) cost of services, which reflects direct costs associated with providing services, including data center costs relating to delivering Internet-based services; (iii) cost of other revenue, which includes costs associated with providing advertising and marketing and online transactions; and (iv) amortization of purchased software, which represents the cost of depreciating products or services we obtained through acquisitions over their useful lives.

Cost of products as a percentage of product revenue increased to 28% for the quarter ended October 31, 2001, compared to 24% for the same period in the prior year. This increase was attributable in part to changes in our third-party manufacturing and distribution relationships. In the first quarter of fiscal 2001, our primary third-party manufacturing contract reflected a 100% variable cost model. We now have a fixed and variable cost model, with the fixed costs spread equally among our four fiscal quarters. Because of our seasonally low revenue in the first quarter, the fixed costs this year resulted in an increase in cost of products as a percentage of product revenue compared to last year. However, we expect that this new cost model will result in lower cost of products as a percentage of product revenue for the full fiscal year and for the longer term. The increase this year also reflected incremental costs to implement a new third-party retail distribution relationship for our shrink-wrap software products.

Cost of services as a percentage of service revenue decreased to 44% for the quarter ended October 31, 2001, compared to 65% for the same period in the prior year. This improvement was driven primarily by our Quicken Loans Division, which experienced a significantly lower average cost per loan. The decline in average cost per loan reflected greater operational efficiencies, as well as a significant increase in total loan revenue being spread over a fixed cost base that increased only slightly. Our payroll business, which experienced revenue growth over a relatively fixed cost base, also contributed to this decrease.

Cost of other revenue as a percentage of other revenue increased to 38% for the quarter ended October 31, 2001 compared to 33% for the same period in the prior year. This increase was primarily due to increased data center costs related to our Personal Finance Division's online transaction businesses.

Amortization of purchased software was not significant in either period.

Operating Expenses	Quarter	% Total	Quarter	% Total
	Ended	Net	Ended	Net
	10/31/00	Revenue	10/31/01	Revenue	% Change
(Dollars in thousands)

Customer service and technical support	$32,396	17%	$38,953	18%	20%

Selling and marketing	61,100	33%	71,895	34%	18%

Research and development	47,878	26%	49,940	24%	4%

General and administrative	27,783	15%	28,593	14%	3%

Acquisition-related charges	39,679	21%	41,087	20%	4%

Loss on impairment of long-lived asset	—	—	27,000	13%	—

Totals	$208,836	112%	$257,468	123%	23%

Customer Service and Technical Support.

Customer service and technical support expenses were 18% of total net revenue for the quarter ended October 31, 2001, compared to 17% for the same period of the prior year. This increase was primarily attributable to the direct sales and support costs associated with converting the customers of Tax and Accounting Software Corporation (“TAASC”), which we acquired in April 2001, to our ProSeries and Lacerte professional tax products.

Selling and Marketing.

Selling and marketing expenses were 34% of total net revenue for the quarter ended October 31, 2001, compared to 33% for the same period of the prior year. The increase was attributable in part to the expansion of our small business marketing programs, as we began to execute on our recently announced “Right for My Business” strategy. Specifically, we increased incremental selling and marketing expenses in connection with the launch of two new QuickBooks products (QuickBooks Premier and QuickBooks Premier: Accountant Edition), as well the Intuit Developer Network, which enables third-party developers to provide integrated value-added software solutions to QuickBooks Pro and QuickBooks Premier customers.

Research and Development.

Research and development expenses were 24% of total net revenue for the quarter ended October 31, 2001, compared to 26% of revenue for the same period of the prior year. We continued to invest in the initial elements of our Right for My Business strategy, including new QuickBooks products and the Intuit Developer Network. This was more than offset by lower research and development investments in Quicken.com as well as more automated and efficient product development processes for our recently launched QuickBooks 2002 products. During the remainder of fiscal 2002, we expect to continue significant investments in research and development, particularly in the small business area.

General and Administrative.

General and administrative expenses were 14% of total net revenue for the quarter ended October 31, 2001, compared to 15% for the same period of the prior year. The decrease as a percentage of revenue was primarily due to a decrease in bad debt charges compared to the first quarter a year ago, when we had greater receivable write offs due to the deteriorating financial condition of many Internet companies with whom we did business.

Acquisition-Related Charges.

Acquisition-related charges include the amortization of goodwill, purchased intangible assets and deferred compensation expenses arising from acquisitions, and impairment charges relating to acquired assets. These costs increased to $41.1 million for the quarter ended October 31, 2001, compared to $39.7 million for the same period of the prior year. The increase was primarily attributable to the amortization of intangibles associated with our acquisitions of EmployeeMatters in December 2000 and TAASC in April of 2001. Amortization expense related to completed acquisitions will continue to have a negative impact on our operating results in future periods. If we complete additional acquisitions or if we are required to accelerate amortization or take impairment charges in the future, there would be an incremental negative impact on operating results. See “Risks That Could Affect Future Results.”

Loss on Impairment of Long-lived Asset.

The loss on impairment of long-lived asset relates to the impairment of assets we received in connection with the sale of our Quicken Bill Manager business in May 2001. See Note 9 of the financial statements. We regularly perform reviews to determine if the carrying values of our long-lived assets are impaired. During the quarter ended October 31, 2001, we recorded a charge of $27 million to reduce the carrying value of this asset to zero.

Non-Operating Income and Expenses

Interest and Other Income and Expense, Net

For the quarter ended October 31, 2001, interest and other income and expense, net, decreased to $11.8 million compared to $16.1 million for the same period a year ago due to a sharp decrease in the interest rates we earned on our cash and short-term investment balances.

Net Losses on Marketable Securities and Other Investments

For the quarter ended October 31, 2001, we recorded a loss from marketable securities and other investments, net of taxes, of $12.3 million, compared to a loss of $3.9 million for the same period a year ago. See Note 3 of the financial statements. The $12.3 million loss in the quarter ended October 31, 2001 included, among other things, a $7.2 million loss attributable to declines during the quarter in the market prices of Excite@Home, 724 Solutions and our S-1 options, and a loss of $3.3 million for other-than-temporary declines in value relating to certain long-term investments. We considered our shares of Excite@Home and 724 Solutions common stock as trading securities. As a result, market fluctuations were reflected in our consolidated statement of operations for the quarter. However, we sold all of our remaining shares of these securities, as well as our S-1 options, during the quarter. As of October 31, 2001, we continued to hold marketable securities and private investments valued at approximately $56 million on our balance sheet, down from approximately $109 million a year ago due to sales and write-downs. We review the values of our investments each quarter and make adjustments as appropriate. If the value of these remaining securities continues to decline significantly in the future, it would have a negative impact on our financial results.

Income Taxes

For the quarter ended October 31, 2001, we recorded an income tax benefit of $30.8 million on a pretax loss of $123.2 million, resulting in an effective tax rate of 25%. This compares to an income tax benefit of $30.9 million on a pretax loss of $78.9 million for the same period of the prior year, resulting in an effective tax rate of 39%. The difference in the effective tax rate for the quarter ended October 31, 2001 compared to the same quarter a year ago was primarily due to the tax effect of the non-deductible long-lived asset impairment charge in the first quarter of this fiscal year. At October 31, 2001, we recorded a valuation allowance of $11.4 million for tax assets of our global subsidiaries based on management’s assessment that we may not receive the benefit of certain loss carryforwards.

Cumulative Effect of Change in Accounting For Derivatives, Net

For the quarter ended October 31, 2000, we recorded a cumulative gain of $14.3 million, net of taxes, as a result of a change in accounting principles that recognized the cumulative effect of the fair value of our S1 options as of August 1, 2000. See Note 3 of the financial statements. Subsequent fluctuations in the fair value of these options were included in our net income or net loss.

Liquidity and Capital Resources

At October 31, 2001, our cash and cash equivalents and short-term investments totaled $1,464.3 million, a $105.1 million decrease from July 31, 2001.

We used $90.9 million in cash for our operations during the quarter ended October 31, 2001. The primary components of cash used by operations were a net loss of $92.4 million, an increase of $93.6 million in mortgage loans as a result of increased loan volumes for the Quicken Loans division, as well as a $38.1 million reduction in our income taxes payable. These were partially offset by adjustments made for non-cash expenses, including acquisition-related charges and deferred compensation of $43.4 million, an impairment loss on long-lived asset of $27.0 million, depreciation charges of $16.1 million and a loss of $12.3 million on marketable securities and other investments.

Investing activities provided $55.0 million in cash for the quarter ended October 31, 2001. We received proceeds of $418.6 million from the maturity and sale of certain short-term investments, which was partially offset by purchases of short-term investments of $347.5 million. As a result of our continued investment in information systems and infrastructure, we also purchased property and equipment of $16.3 million during the quarter.

Financing activities provided $1.5 million for the quarter ended October 31, 2001, primarily attributable to proceeds of $22.0 million received from the issuance of common stock under employee stock plans. This was partially offset by the use of $21.1 million for our stock repurchase program.

In the normal course of business, we enter into leases for new or expanded facilities in both domestic and global locations. We also evaluate, on an ongoing basis, the merits of acquiring technology or businesses, or establishing strategic relationships with and investing in other companies. We may decide to use cash and cash equivalents to fund such activities in the future. In May 2001, our Board of Directors authorized a stock repurchase program covering up to $500 million of common stock over a three-year period. As of October 31, 2001, we have repurchased $29.3 million of common stock under the program. See Note 14 of the financial statements.

We believe that our cash and cash equivalents and short-term investments will be sufficient to meet anticipated seasonal working capital and capital expenditure requirements for at least the next twelve months.

Risks That Could Affect Future Results

The factors discussed below are cautionary statements that identify important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements in this Form 10-Q. Our fiscal 2001 Form 10-K contains additional details about these risks, as well as other risks that could affect future results.

Our revenue and earnings are highly seasonal, which causes significant quarterly fluctuations in our revenue and net income. Several of our businesses are highly seasonal – particularly our tax business, but also small business and personal finance to a lesser extent. This causes significant quarterly fluctuations in our financial results. Revenue and operating results are usually strongest during the second and third fiscal quarters ending January 31 and April

30.     We typically experience lower revenues, and significant operating losses, in the first and fourth quarters ending October 31 and July 31.

Acquisition-related costs can cause significant fluctuation in our net income. Our acquisitions have resulted in significant expenses, including amortization of purchased software (which is reflected in cost of revenue), as well as charges for in-process research and development and amortization of goodwill, purchased intangibles and deferred compensation (which are reflected in operating expenses). Total acquisition-related cots in the categories identified above were $100.7 million in fiscal 1999, $168.1 million in fiscal 2000, $263.4 million in fiscal 2001 (including charges of $78.7 million to write down the long-lived intangible assets related to three acquisitions), and $42.8 million in the first quarter of fiscal 2002. Additional acquisitions, and any additional impairment of the value of purchased assets, could have a significant negative impact on future operating results.

Gains and losses related to marketable securities and other investments can cause significant fluctuations in our net income. Our investment activities have had a significant impact on our net income. We recorded pre-tax net gains from marketable securities and other investments of $579.2 million in fiscal 1999 and $481.1 million in fiscal 2000 and pre-tax net losses of $98.1 million in fiscal 2001 and $12.3 million in the first quarter of fiscal 2002. Any additional significant long-term declines in value of these securities could reduce our net income in future periods.

Recent changes to Financial Accounting Standards Board guidelines relating to accounting for goodwill could make our acquisition-related charges less predictable in any given reporting period. The FASB recently adopted a new standard for accounting for goodwill acquired in a business combination. It continues to require recognition of goodwill as an asset but does not permit amortization of goodwill as previously required. Under the new statement, goodwill is separately tested for impairment using a fair-value-based approach when an event occurs indicating the potential for impairment. The shift from an amortization approach to an impairment approach applies to all acquisitions completed after June 30, 2001. Starting with our adoption of the new standard, which we expect will be in the first quarter of fiscal 2003, it will also apply to previously recorded goodwill. When we adopt the new standard, our goodwill amortization charges will cease. However, it is possible that in the future, we would incur less frequent, but larger, impairment charges related to the goodwill already recorded, as well as goodwill arising out of future acquisitions as we continue to expand our business.

A general decline in economic conditions could lead to reduced demand for our products and services. The recent downturn in general economic conditions has led to reduced demand for a variety of goods and services, including many technology products, and we believe the economic decline was partially responsible for slower than expected growth in our Small Business Division since the beginning of fiscal 2001. If conditions continue to decline, or fail to improve, in geographic areas that are significant to us, such as the United States, Canada and Japan, we could see a significant decrease in the overall demand for our products and services that could harm our operating results.

It is unlikely that the revenue and profit growth rates experienced by our Quicken Loans Division during fiscal 2001 and the first quarter of fiscal 2002 will be sustainable long-term, either on a year-over-year basis or on a sequential quarter basis. Mortgage rate increases, the impact of the economic climate on the housing market, business operation risks and other factors could result in significantly lower revenue and profit growth for our mortgage business. Increases in mortgage interest rates and other interest rates adversely affected our mortgage business during fiscal 2000, contributing to a significant revenue decline from fiscal 1999 to fiscal 2000. Conversely, declines in mortgage interest rates during fiscal 2001 and the first quarter of fiscal 2002 had a positive impact on revenue. If mortgage rates rise again, this could negatively impact the volume of applications and closed loans, particularly our most mortgage-rate sensitive products such as conventional refinancing loans. Fluctuations in non-mortgage rates also create risks with respect to the loans on our balance sheet and impact our cost of funds to provide loans. In addition, our ability to successfully streamline the online application, approval, and closing process will have a significant impact on our ability to attract customers to our mortgage service, and on our ability to continue increasing the percentage of our mortgage revenue generated through the online channel compared to branch offices. We must also maintain relationships with certain banks and other third parties who we rely on to provide access to capital, and later, purchase and service the loans. If we are unable to maintain key relationships, or if the terms of key relationships change to be less favorable to Intuit, it could have a negative impact on our mortgage business and on Intuit’s financial results.

If we are unable to capitalize on new sources of revenue for our QuickBooks business, our Small Business Division will not be able to achieve sustained growth. Sales of our QuickBooks desktop products since the beginning of fiscal 2001 have been lower than expected, both to existing customers as well new customers. We cannot rely solely on this source of revenue to provide sustainable future growth for our Small Business Division. We must generate significant revenue from broader markets and customer segments as well as from new products and services — including QuickBooks Premier: Accountant Edition designed for accountants, a new version of QuickBooks targeted at larger and more complex small businesses, and other recently announced new small business products.

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

We face risks relating to customer privacy and security and increasing regulation, which could hinder the growth of our businesses. Despite our efforts to address customer concerns about privacy and security, these issues still pose a significant risk, and we have experienced lawsuits and negative publicity relating to privacy issues. For example, during fiscal 2000 and fiscal 2001, there were press articles criticizing our privacy and security practices as they relate to the connectivity of our desktop software to our Web sites. We have faced lawsuits and negative press alleging that we improperly shared information about customers with third party “ad servers” for our Web sites. A major breach of customer privacy or security by Intuit, or even by another company, could have serious consequences for our businesses, including reduced customer interest and/or additional regulation by federal or state agencies. In addition, mandatory privacy and security standards and protocols have been developed by the federal government, and we have incurred significant expenses to comply with these requirements. Additional similar federal and state laws may be passed in the future, and the cost of complying with additional legislation could have a negative impact on our operating results. If Internet use does not grow as a result of privacy or security concerns, increasing regulation or for other reasons, the growth of our Internet-based businesses would be hindered.

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

Our ability to conduct business could be impacted by a variety of factors such as electrical power interruptions, earthquakes, fires, terrorist activities and other similar events. Our business operations depend on the efficient and uninterrupted operation of a large number of computer and communications hardware and software systems. These systems are vulnerable to damage or interruption from electrical power interruptions, telecommunication failures, earthquakes, fires, floods, terrorist activities and their aftermath, and other similar events. Recently, electrical power in certain locations in California has been interrupted for short periods of time in the form of “rolling blackouts.” To date, our business operations have not been materially impacted by these outages. However, it is possible that rolling blackouts will continue in the foreseeable future and our facilities could be significantly affected in the future. Other unpredictable events could also impact our ability to continue our business operations. For example, the September 2001 terrorist attacks on New York City and Washington, D.C. and the aftermath of those attacks may have an unpredictable negative impact on our business activities. For our Internet-based services, system failures of our internal server operations or those of various third-party service providers, could result in interruption in our services to our customers. Any significant interruptions in our ability to conduct our business operations could reduce our revenue and operating income. Our business interruption insurance may not adequately compensate us for the impact of interruptions to our business operations.

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

Marketable Securities

We carried balances in marketable equity securities as of October 31, 2001 that are subject to considerable market risk due to their volatility. If our available-for-sale securities experience further declines in fair value that are considered other than temporary, we will reflect the additional loss in our net income in the period when the subsequent impairment becomes apparent. See Note 3 of the financial statements for more information regarding risks related to our investments in marketable securities.

Interest Rate Risk

Interest rate risk represents a component of market risk to us and represents the possibility that changes in interest rates will cause unfavorable changes in our net income and in the value of our interest rate sensitive assets, liabilities and commitments, particularly those that relate to our mortgage and payroll businesses. In a higher interest rate environment, borrower demand for mortgage loans generally declines, adversely affecting our mortgage loan business. Interest rate movements also affect the interest income earned on loans we hold for sale in the secondary market, interest expense on our lines of credit, the value of our mortgage loans and ultimately the gain or loss on the sale of those mortgage loans. In addition, interest rate movements affect the interest income we earn on payroll customer funds we hold and investments we hold in our short-term investment portfolio, as well as the value of our short-term investments.

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

We actively monitor and manage our exposure to interest rate risk on Prime Loans, which is incurred in the normal course of business. The portfolio of prime loans, including those in the pipeline, and the related forward commitments are valued on a daily basis. We refer to the loans, pipeline, and forward commitments together as the “Hedge Position.” We evaluate the Hedge Position against a spectrum of interest rate scenarios to determine expected net changes in the fair values of the Hedge Position in relation to the changes in interest rates. Based on our analysis of our hedge position at October 31, 2001, we do not believe that short-term changes in interest rates will have a material effect on the interest income we earn on loans held for sale in the secondary market or the value of mortgage loans. See Notes 1 and 10 of the financial statements for more information regarding risks related to our mortgage loans and lines of credit. However, a change in interest rates may potentially have a material impact on the interest income earned on our cash equivalents and short-term investments held at October 31, 2001.

Impact of Foreign Currency Rate Changes

We translate foreign currencies into U.S. dollars for reporting purposes; currency fluctuations can have an impact, though generally immaterial, on our results. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our global subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. For the two quarters presented there was an immaterial currency exchange impact from our intercompany transactions. Currency exchange risk is also minimized since foreign debt is due exclusively in local foreign currencies. As of October 31, 2001, we did not engage in foreign currency hedging activities.

PART II

ITEM 1
LEGAL PROCEEDINGS

On March 3, 2000, a class action lawsuit, Bruce v. Intuit Inc., was filed in the United States District Court, Central District of California, Eastern Division. Two virtually identical lawsuits were later filed: Rubin v. Intuit Inc., was filed on March 8, 2000 in the United States District Court, Southern District of New York and Newby v. Intuit Inc. was filed on April 27, 2000, in the United States District Court, Central District of California, Eastern Division. The Bruce and Newby lawsuits were consolidated into one lawsuit, In re Intuit Privacy Litigation, filed on July 28, 2000 in the United States District Court of California, Eastern Division. Following Intuit’s successful motion to dismiss several of the claims, an amended complaint was filed on May 2, 2001. A similar lawsuit, Almanza v. Intuit Inc. was filed on March 22, 2000 in the Superior Court of the State of California, San Bernardino County, Rancho Cucamonga Division. An amended complaint in the Almanza suit was filed on October 26, 2000. These purported class actions allege violations of various federal and California statutes and common law claims for invasion of privacy based upon the alleged intentional disclosure to third parties of personal and private customer information entered at Intuit’s Quicken.com Web site. The complaints seek injunctive relief, orders to disgorge profits related to the alleged acts, and statutory and other damages. Intuit believes these lawsuits are without merit and intends to defend the litigation vigorously.

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

ITEM 5
OTHER MATTERS

CHANGES IN EXECUTIVE OFFICERS

The following table shows Intuit’s executive officers and their areas of responsibility as of December 7, 2001. Biographies of executive officers added since our most recent Form 10-K follow the table.

Name	Age	Position
Stephen M. Bennett	47	President, Chief Executive Officer and Director

William V. Campbell	61	Chairman of the Board of Directors

Scott D. Cook	49	Chairman of the Executive Committee of the Board of Directors

Thomas A. Allanson	43	Senior Vice President, Tax Division

Michael L. Hrastinski	52	Senior Vice President and Chief Information Officer

Richard William Ihrie	51	Senior Vice President and Chief Technology Officer

Lorrie M. Norrington	41	Senior Vice President, Small Business Division

Greg J. Santora	50	Senior Vice President and Chief Financial Officer

Raymond G. Stern	40	Senior Vice President, Corporate Development and Strategy

Caroline F. Donahue	40	Vice President, Sales

Linda Fellows	53	Vice President, Treasury and Investor Relations

Brooks Fisher	44	Vice President and Chief Marketing Officer

Enrico Roderick	42	Vice President, Personal Finance Division

Catherine L. Valentine	49	Vice President, General Counsel and Corporate Secretary

Sherry Whiteley	42	Vice President, Human Resources

Jeffrey N. Williams	50	Vice President, Finance Operations and Corporate Controller

Mr. Fisher has been Vice President and Chief Marketing Officer since June 2001. He joined Intuit in March 1997 as Vice President, for our Consumer Internet business. Prior to joining Intuit, Mr. Fisher was a Vice President at Infoseek Corp. (an Internet search service company) from January 1996 to March 1997. Prior to March 1997, he was a Group Publisher for Yankee Magazine. Mr. Fisher holds a Bachelor of Arts degree in English from Williams College.

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed as part of this report.

10.01*	Intuit Inc. 2001 Incentive Plan for Leaders

10.02*	Letter from Intuit Inc. to Richard William Ihrie dated December 3, 2001, confirming forgiveness of certain loan interest

10.03*	Amendment No. 2 dated October 23, 2001, to Employment Agreement between Intuit Inc. and Stephen M. Bennett dated January 21, 2000

10.04*#	Amended and Restated Services Agreement between Intuit Inc. and Ingram Micro Inc. dated September 11, 2001

10.05*#	Master Agreement between Intuit Inc. and Modus Media International, Inc. dated November 1, 2000, as amended on August 27, 2001

10.06*	Third Amendment, dated September 28, 2001, to Secured Balloon Payment Bridge Loan Promissory Note between Intuit Inc. and Thomas A. Allanson dated October 16, 2000

*	Filed with this Form 10-Q

#	We have requested confidential treatment for certain portions of this exhibit. We have omitted such portions from this filing and filed them separately with the Securities and Exchange Commission.

(b)	Reports on Form 8-K:

(1)	On August 24, 2001, Intuit filed a report on Form 8-K to report under Item 5 its financial results for the quarter ended July 31, 2001. Intuit’s consolidated balance sheets and statements of operations as of and for the fourth quarter and the year ended July 31, 2001 were included in the 8-K.

(2)	On September 27, 2001, Intuit filed a report on Form 8-K to report under Item 5 that it had reached an agreement to acquire substantially all of the assets of OMware, Inc. No financial statements were filed with the report.

(3)	On November 8, 2001, Intuit filed a report on Form 8-K to report under Item 5 that on November 2, 2001, it had completed the acquisition of substantially all of the assets of OMware, Inc. No financial statements were filed with the report.

(4)	On November 16, 2001, Intuit filed a report on Form 8-K to report under Item 5 its financial results for the quarter ended October 31, 2001. Intuit’s consolidated balance sheets and statements of operations as of and for the quarter ended October 31, 2000 and 2001 were included in the Form 8-K.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)

Date: December 7, 2001	By: /s/ Greg J. Santora Greg J. Santora Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.01	Intuit Inc. 2001 Incentive Plan for Leaders

10.02	Letter from Intuit Inc. to Richard William Ihrie dated December 3, 2001, confirming forgiveness of certain loan interest

10.03	Amendment No. 2 dated October 23, 2001, to Employment Agreement between Intuit Inc. and Stephen M. Bennett dated January 21, 2000

10.04#	Amended and Restated Services Agreement between Intuit Inc. and Ingram Micro Inc. dated September 11, 2001

10.05#	Master Agreement between Intuit Inc. and Modus Media International, Inc. dated November 1, 2000, as amended on August 27, 2001

10.06	Third Amendment, dated September 28, 2001, to Secured Balloon Payment Bridge Loan Promissory Note between Intuit Inc. and Thomas A. Allanson dated October 16, 2000

#	We have requested confidential treatment for certain portions of this exhibit. We have omitted such portions from this and filed them separately with the Securities and Exchange Commission.