Form 10-Q
period 2002-01-31
INTUIT INC
filed 2002-02-28
CIK 896878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2002 or

[    ]    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________ to ______________ .

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

Approximately 212,690,599 shares of Common Stock, $0.01 par value, as of January 31, 2002

FORM 10-Q
INTUIT INC.
INDEX

INTUIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	January 31,
(In thousands)	2001	2002

ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$450,104	$488,555
Short-term investments	1,119,305	1,004,829
Marketable securities	85,307	42,729
Customer deposits	230,410	256,313
Accounts receivable, net	27,990	262,513
Mortgage loans	123,241	268,025
Deferred income taxes	77,948	90,247
Prepaid expenses and other current assets	33,617	32,652

Total current assets	2,147,922	2,445,863

Property and equipment, net	185,969	183,389
Goodwill and intangibles, net	415,334	348,600
Long-term deferred income taxes	145,905	146,205
Investments	24,107	13,170
Other assets (1)	42,499	13,651

Total assets	$2,961,736	$3,150,878

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$66,400	$100,440
Payroll service obligations	205,067	217,724
Escrow liabilities	23,373	37,906
Drafts payable	63,518	70,962
Deferred revenue	137,305	156,337
Income taxes payable	82,661	42,091
Short-term note payable	38,672	36,753
Other current liabilities	170,966	263,286

Total current liabilities	787,962	925,499

Long-term obligations	12,413	12,249
Minority interest	35	35
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid in capital	1,725,490	1,765,115
Treasury stock, at cost	(8,497)	(4,755)
Deferred compensation	(21,720)	(18,056)
Accumulated other comprehensive income, net	28,180	5,477
Retained earnings	437,873	465,314

Total stockholders’ equity	2,161,326	2,213,095

Total liabilities and stockholders’ equity	$2,961,736	$3,150,878

(1)	Includes $9.5 million and $8.1 million of loans due from affiliates as of July 31, 2001 and January 31, 2002, respectively.

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2001	2002	2001	2002

(In thousands, except per share data; unaudited)
Net revenue:
Products	$372,252	$422,827	$492,075	$537,410
Services	64,453	106,623	111,993	183,417
Other	20,855	17,795	41,014	35,184

Total net revenue	457,560	547,245	645,082	756,011

Costs and expenses:
Cost of revenue:
Cost of products	60,110	74,318	89,410	106,244
Cost of services	37,743	40,394	68,698	74,273
Cost of other revenue	5,966	6,352	12,605	12,899
Amortization of purchased software	3,858	7,171	6,845	8,877
Customer service and technical support	46,134	53,139	78,530	92,092
Selling and marketing	85,567	94,931	146,667	166,826
Research and development	54,599	53,263	102,477	103,203
General and administrative	25,914	32,123	53,697	60,716
Acquisition-related charges	43,074	62,099	82,753	103,186
Loss on impairment of long-lived asset	—	—	—	27,000

Total costs and expenses	362,965	423,790	641,682	755,316

Income from operations	94,595	123,455	3,400	695
Interest and other income and expense, net	16,548	8,526	32,666	20,323
Gains (losses) on marketable securities and other investments, net	(71,935)	1,632	(75,803)	(10,622)
Gain on divestiture	1,639	—	1,639	—

Income (loss) before income taxes, minority interest and cumulative effect of accounting change	40,847	133,613	(38,098)	10,396
Income tax provision (benefit)	14,188	13,745	(16,728)	(17,045)
Minority interest	97	—	147	—

Income (loss) before cumulative effect of accounting change	26,562	119,868	(21,517)	27,441
Cumulative effect of accounting change, net of income taxes of $9,543	—	—	14,314	—

Net income (loss)	$26,562	$119,868	$(7,203)	$27,441

Basic net income (loss) per share before cumulative effect of accounting change	$0.13	$0.56	$(0.10)	$0.13
Cumulative effect of accounting change	—	—	0.07	—

Basic net income (loss) per share	$0.13	$0.56	$(0.03)	$0.13

Shares used in per share amounts	207,594	212,520	206,661	211,780

Diluted net income (loss) per share before cumulative effect of accounting change	$0.12	$0.55	$(0.10)	$0.13
Cumulative effect of accounting change	—	—	0.07	—

Diluted net income (loss) per share	$0.12	$0.55	$(0.03)	$0.13

Shares used in per share amounts	215,927	219,355	206,661	217,914

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	January 31,
(In thousands)	2001	2002

	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(7,203)	$27,441
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of goodwill, purchased intangibles and deferred compensation	79,440	113,482
Depreciation	29,607	31,980
Net loss from marketable securities and other investments	75,803	10,622
Loss on impairment of long-lived asset	—	27,000
Loss on disposal of property and equipment	—	1,954
Cumulative effect of accounting change	(23,857)	—
Deferred income tax (benefit) expense	45,463	(95)
Gain on divestiture	(1,639)	—
Tax benefit from employee stock options	—	23,697
Changes in assets and liabilities:
Accounts receivable	(185,794)	(234,225)
Mortgage loans	(28,254)	(144,784)
Prepaid expenses and other current assets	(15,290)	(21,902)
Accounts payable	28,814	33,711
Escrow liabilities	7,610	14,533
Drafts payable	27,199	7,444
Deferred revenue	35,637	17,804
Income taxes payable	(57,862)	(40,570)
Other accrued liabilities	58,858	104,095
Minority interest	147	—

Net cash provided by (used in) operating activities	68,679	(27,813)

Cash flows from investing activities:
Change in other assets	(1,254)	1,944
Purchases of property and equipment	(45,964)	(31,553)
Proceeds from the sale of marketable securities	24,855	5,094
Purchases of short-term investments	(1,878,887)	(844,471)
Liquidation and maturity of short-term investments	1,829,315	960,169
Acquisitions of businesses, net of cash acquired	(94,130)	(7,532)
Purchases of long-term investments	(1,457)	—

Net cash (used in) provided by investing activities	(167,522)	83,651

Cash flows from financing activities:
Principal payments on long-term debt and notes payable	—	(2,213)
Principal proceeds on long-term debt, net	2,446	—
Net payment under warehouse line of credit	(199)	—
Net proceeds from issuance of common stock	57,050	57,612
Purchase of treasury stock	—	(74,268)

Net cash provided by (used in) financing activities	59,297	(18,869)

Effect of foreign currency translation	—	1,482
Net (decrease) increase in cash and cash equivalents	(39,546)	38,451
Cash and cash equivalents at beginning of period	416,953	450,104

Cash and cash equivalents at end of period	$377,407	$488,555

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

We have included all normal recurring adjustments considered necessary to give a fair presentation of our operating results for the periods shown. Results for the three and six months ended January 31, 2002 do not necessarily indicate the results to be expected for the fiscal year ending July 31, 2002 or any other future period. These statements and accompanying notes should be read together with the audited consolidated financial statements for the fiscal year ended July 31, 2001 included in Intuit’s Form 10-K, filed with the Securities and Exchange Commission on October 5, 2001.

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

Net Revenue

For our shrink-wrapped software products, we recognize revenue when we ship products (which is when title passes) — either to retailers or directly to end user customers. We recognize revenue only if payment is probable and we have no significant remaining obligations to the customer. We recognize revenue net of returns reserves based on historical returns experience. In some situations, we receive advance payments from our customers. Revenue associated with these advance payments is deferred until the products are shipped or services are provided. We also reduce revenue by the estimated cost of rebates when products are shipped.

We recognize revenue from payroll processing and payroll tax filing services as the services are performed, provided we have no other obligations. We generally require customers to remit payroll and payroll tax liability funds to us in advance of the applicable payroll due date, via electronic funds transfer. We include in total net revenue the interest earned on invested balances resulting from timing differences between the collection of these funds from customers and the remittance of such funds to outside parties, because this interest income represents an integral part of the revenue generated from our services. We recognize this interest as it is earned. However, interest income generated from our cash and cash equivalents balance is included in other income because this interest income does not result from our operating activities.

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

Goodwill, Purchased Intangible Assets and Other Long-lived Assets

We record goodwill when the purchase price of net tangible and intangible assets we acquire exceeds their fair value. We amortize goodwill on a straight-line basis over periods ranging from 3 to 5 years. We generally amortize the cost of identified intangibles on a straight-line basis over periods ranging from 1 to 15 years.

We regularly perform reviews to determine if the carrying values of our long-lived assets are impaired. The reviews look for facts or circumstances, either internal or external, that indicate that the carrying value of the asset may not be recovered.

We measure impairment loss related to long-lived assets based on the amount by which the carrying amount of such assets exceeds their fair values. Our measurement of fair value is generally based on an analysis of future discounted cash flows. In performing this analysis, we use the best information available in the circumstances, including reasonable and supportable assumptions and projections. The discounted cash flow analysis considers the likelihood of possible outcomes and is based on our best estimate of projected future cash flows. If necessary, we perform subsequent calculations to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets. If market values for the assets were not available, we would calculate the fair value using the present value of estimated expected future discounted cash flows. The cash flow calculations, including the discount rate, would be based on management’s best estimates, using appropriate assumptions and projections at the time. In June 2001, the Financial Accounting Standards Board (“FASB”) issued FAS 142, “Goodwill and Other Intangible Assets.” In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We intend to implement both FAS 142 and FAS 144 beginning in the first quarter of fiscal 2003. See “Recent Pronouncements” below for more information.

Concentration of Credit Risk

We operate in markets that are highly competitive and rapidly changing. Significant technological changes, changes in customer requirements, the emergence of competitive products or services with new capabilities and other factors could negatively impact our operating results.

We are also subject to risks related to changes in the values of our marketable securities and private equity investments. See Note 3 for a discussion of risks associated with these assets. Our remaining investment portfolio is diversified and consists primarily of short-term investment-grade securities.

We sell a significant portion of our products through third-party resellers and distributors and, as a result, maintain one individually significant receivable balance with a major distributor. If the financial condition or operations of this distributor deteriorates substantially, our operating results could be adversely affected. We also face risks related to the collectibility of our trade accounts receivable. As of January 31, 2002, two of our major retail customers collectively accounted for approximately 20% of our accounts receivable balance. To appropriately manage this risk, we perform ongoing evaluations of customer credit. Generally, we do not require collateral. We maintain reserves for estimated credit losses and these losses have historically been within our expectations. However, since we cannot predict future changes in the financial stability of our customers, we cannot guarantee that our reserves will continue to be adequate.

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

Loan commitments subject us to market risks and credit risks. Market risk is the risk that interest rates may rise after a loan commitment is made. To offset this risk on conventional mortgage loans and government-insured loans that are in process, we utilize mandatory forward sale commitments. At January 31, 2002, we had $261.6 million in mandatory forward sale commitments for future delivery of mortgages to Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. Loan commitments also involve credit risk relating to the customer. We use the same credit policies for making credit commitments as we do for the underlying loan product. See Note 5 for more information on loan commitments.

Recent Pronouncements

On June 29, 2001, the FASB issued Statements of Financial Accounting Standards No. 141 (SFAS 141), “Business Combinations,” and No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.”

SFAS 141 supersedes APB Opinion No. 16, “Business Combinations,” and eliminates the pooling-of-interests method of accounting for business combinations, thus requiring that all business combinations be accounted for using the purchase method. The requirements of SFAS 141 apply to all business combinations initiated after June 30, 2001.

SFAS 142 supercedes APB Opinion No. 17, “Intangible Assets,” and provides that goodwill and other intangible assets that have an indefinite useful life will no longer be amortized. However, these assets must be reviewed at least annually for impairment. SFAS 142 applies to all business combinations completed after June 30, 2001. For business combinations completed before July 1, 2001, we will adopt SFAS 142 effective August 1, 2002. We are currently evaluating the impact of SFAS 142 on our financial position and statement of operations. We expect the adoption of SFAS 142 to reduce our ongoing quarterly amortization of goodwill expense significantly, commencing with the first quarter of fiscal 2003. However, it is possible that in the future, we would incur less frequent, but larger, impairment charges related to the goodwill already recorded, as well as goodwill arising out of future acquisitions as we continue to expand our business.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which applies to financial statements issued for fiscal years beginning after December 15, 2001. SFAS 144 supersedes FASB Statement 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of APB Opinion 30, “Reporting the Results of Operations.” SFAS 144 provides a single accounting model for long-lived assets we expect to dispose of and significantly changes the criteria for classifying an asset as held-for-sale. This classification is important because held-for-sale assets are not depreciated and are stated at the lower of fair value or carrying amount. SFAS 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are actually incurred, rather than when the amount of the loss is estimated, as presently required. We will adopt SFAS 144 effective August 1, 2002 and do not expect the adoption of SFAS 144 to have a material impact on our consolidated financial statements.

In November 2001, the Emerging Issues Task Force (“EITF”) released Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” which applies to annual or interim financial statement periods beginning after December 15, 2001. The release provides that cash consideration (including sales incentives) that we give to our customers or resellers should be accounted for as a reduction of revenue unless we receive a benefit that is identifiable and that can be reasonably estimated. We will adopt this new release prospectively to transactions beginning in the third quarter of fiscal 2002. We do not expect the adoption of EITF Issue No. 01-09 to have a material impact on our total net revenue.

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

2. Cash and Cash Equivalents and Short-Term Investments

The following schedule summarizes the estimated fair value of our cash and cash equivalents and short-term investments:

	July 31,	January 31,
	2001	2002

(In thousands)
Cash and cash equivalents:
Cash	$33,427	$50,529
Certificates of deposit	5,600	5,200
Money market funds	406,077	430,327
Commercial paper and corporate notes	—	2,499
Municipal bonds	5,000	—

	$450,104	$488,555

Short-term investments:
Corporate notes	$63,723	$44,221
Municipal bonds	1,030,442	943,565
U.S. Government securities	25,140	17,043

	$1,119,305	$1,004,829

The following table outlines the estimated fair value of Intuit’s available-for-sale debt securities held in short-term investments classified by the maturity date of the security:

	July 31,	January 31,
	2001	2002

(In thousands)
Due within one year	$215,205	$237,785
Due within two years	221,620	178,583
Due within three years	—	4,000
Due after three years	682,480	584,461

	$1,119,305	$1,004,829

3. Marketable Securities and Other Investments

We held the following available-for-sale securities at July 31, 2001 and January 31, 2002. The cost basis reflects adjustments for other-than-temporary impairments in value as well as sales of securities:

		Gross Unrealized
	Cost			Estimated
(In thousands)	Basis	Gains	Losses	Fair Value

July 31, 2001
Checkfree Corporation common stock	$35,621	$37,215	$—	$72,836
S1 Corporation common stock	7,741	2,714	—	10,455

	$43,362	$39,929	$—	$83,291

January 31, 2002
Checkfree Corporation common stock	$35,621	$—	$(628)	$34,993
S1 Corporation common stock	4,924	2,812	—	7,736

	$40,545	$2,812	$(628)	$42,729

We also held investments in At Home Corporation (which did business as Excite@Home) and 724 Solutions as of July 31, 2001. We designated those investments as trading securities and fluctuations in the market value of these shares were reported in the consolidated statement of operations. We sold all of the shares of these securities during the first quarter of fiscal 2002.

Our remaining marketable securities, which are quoted on the Nasdaq Stock Market, are stocks of high technology companies whose market prices have been extremely volatile and have declined substantially during the past two years. These declines have resulted, and could continue to result, in a material reduction in the carrying value of these assets. This has a negative impact on our operating results. If these securities experience further declines in fair value that are considered other-than-temporary, we will reflect the additional loss in our consolidated statement of operations in the period when the subsequent impairment becomes apparent.

The fair values of our long-term investments have also declined substantially since our initial investments due to the volatility and economic downturn in the high technology industry.

During the six months ended January 31, 2002, we sold 280,000 shares of S1 Corporation and recognized realized gains of $1.9 million. This gain was offset by a realized loss of $1.9 million recorded in connection with the sale of our options to purchase additional shares of S1. In addition, we sold 37,906 shares of 724 Solutions and 1,533,504 shares of Excite@Home and recognized aggregate losses of $1.6 million during the six months ended January 31, 2002. For our long-term investments, we recorded losses of $3.3 million for other-than-temporary declines in value and $5.7 million to reflect the declines in valuation. This resulted in combined net losses on marketable securities and other investments of $10.6 million for the six months ended January 31, 2002.

During fiscal 2001, we adopted FAS 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires us to recognize all derivatives as either assets or liabilities on the balance sheet and record those instruments at fair value. In May 1999, we completed a $50 million investment (970,813 shares) in Security First Technologies, now known as S1 Corporation (“S1”). In connection with this agreement, we received options to purchase 4.8 million additional shares of S1 common stock, at a per-share purchase price of $51.50. These options contained a net-exercise feature. In August 2000, we recorded the cumulative effect of the change in accounting for derivatives for our 4.8 million S1 options held in long-term investments. This resulted in a one-time cumulative effect of $14.3 million, net of income taxes totaling $9.5 million. FAS 133 requires the derivatives to be carried at fair value, so subsequent fluctuations in the fair value of these options were included in our net loss. For the three and six months ended January 31, 2001 these fluctuations resulted in a loss of $2.4 million and $10.0 million net of income taxes, which decreased the basic and diluted net loss per share for the periods by $0.01 and $0.05 per share. During the first quarter of fiscal 2002, we sold these options and recorded a realized loss of $1.9 million.

4. Goodwill and Intangible Assets

Goodwill and purchased intangible assets consisted of the following at the dates indicated:

		Net balance at

	Life in	July 31,	January 31,
	Years	2001	2002

(In thousands)
Goodwill	3-5	$326,986	$269,270
Customer lists	3-5	53,423	45,302
Covenants not to compete	3-5	3,060	3,600
Purchased technology	1-5	24,078	23,033
Assembled workforce	2-5	3,598	2,605
Trade names and logos	1-15	4,189	4,790

		$415,334	$348,600

Balances presented above are net of total accumulated amortization of $598.1 million at July 31, 2001 and $490.4 million at January 31, 2002.

As discussed in Note 1, we regularly perform reviews to determine if there are events or circumstances that indicate the carrying values of our goodwill and intangible assets may be impaired. During the three months ended January 31, 2002, events and circumstances indicated impairment of goodwill and intangible assets that we received in connection with our acquisitions of the Internet-based advertising business that we acquired from Venture Finance Software Corp. in August 2000 and the Site Solutions business that we acquired from Boston Light Corp. in August 1999.

Indicators of impairment for our Internet-based advertising business included a steep decline in demand for online advertising reflecting the industry-wide decline in Internet advertising spending and management’s assessment that revenues and profitability would continue to decline in the future based on analyses and forecasts completed during the second quarter of fiscal 2002. The primary indicator of impairment for our Site Solutions business was management’s decision to transfer the customer base of Site Solutions and collaborate with a third party. This collaboration eliminated our use of technology purchased from Boston Light and was effective during the second quarter of fiscal 2002.

In each case, we measured the impairment loss based on the amount by which the carrying amount of the assets exceeded their fair value based on lower projected profits and decreases in cash flow. Our measurement of fair value was based on an analysis of the future discounted cash flows as discussed in Note 1. Based on our analyses, we recorded charges of $22.6 million ($17.4 million to acquisition-related charges and $5.2 million to amortization of purchased software) to reduce the carrying value of the assets associated with our Internet-based advertising business to zero, and a charge of $4.7 million ($4.6 million to acquisition-related charges and $0.1 million to amortization of purchased software) to reduce the carrying value of assets relating to our Site Solutions business to zero. These businesses were included in our Personal Finance and Small Business Divisions.

We classify the following expenses as acquisition-related charges in our consolidated statements of operations:

	Six Months Ended

	January 31,	January 31,
	2001	2002

(In thousands)
Amortization of goodwill	$68,624	$64,289
Amortization of purchased intangibles	11,726	13,807
Amortization of acquisition-related deferred compensation	2,330	3,084
Impairment charges	—	22,006
Other	73	—

	$82,753	$103,186

5. Loan Commitments

The following table summarizes loan commitments to extend credit at July 31, 2001 and January 31, 2002:

	July 31, 2001		January 31, 2002

	Fixed-rate	Variable-rate	Fixed-rate	Variable-rate

(In thousands)
Conventional prime loans	$303,100	$72,500	$559,600	$194,200
Sub-prime loans	4,300	1,200	3,500	2,300

	$307,400	$73,700	$563,100	$196,500

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

7. Comprehensive Net Income (Loss)

SFAS 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive net income and its components in stockholders’ equity. However, it has no impact on our net income or loss as presented in our financial statements. SFAS 130 requires foreign currency translation adjustments and changes in the fair value of available-for-sale securities and short-term investments to be included in comprehensive income (loss).

The components of accumulated other comprehensive income, net of income taxes, are as follows:

			Foreign
	Marketable	Short-term	Currency
Six months ended January 31, 2001	Securities	Investments	Translation	Total

(In thousands)
Beginning balance gain, net of income taxes	$58,561	$—	$(2,975)	$55,586
Unrealized gain, net of income taxes of $5,154	7,731	—	—	7,731
Reclassification adjustment for realized gain included in net loss, net of income tax benefit of $4,685	(7,027)	—	—	(7,027)
Translation adjustment gain	—	—	1,106	1,106

Ending balance, net of income taxes of $469	$59,265	$—	$(1,869)	$57,396

Six months ended January 31, 2002
(In thousands)
Beginning balance gain, net of income taxes	$23,958	$4,686	$(464)	$28,180
Unrealized loss, net of income tax benefit of $14,588 and $915	(21,882)	(1,372)	—	(23,254)
Reclassification adjustment for realized gain included in net income, net of income tax benefit of $510	(766)	—	—	(766)
Translation adjustment gain	—	—	1,317	1,317

Ending balance, net of income tax benefit of $16,013	$1,310	$3,314	$853	$5,477

The following table of comprehensive income (loss) shows the gross current period gain (loss) on marketable securities and short-term investments and the reclassification of adjustments:

	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
(in thousands)	January 31, 2001	January 31, 2001	January 31, 2002	January 31, 2002

Net income (loss)	$26,562	$(7,203)	$119,868	$27,441
Other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities	34,278	704	2,135	(22,648)
Change in unrealized gain on short-term investments	—	—	(570)	(1,372)
Change in foreign currency translation adjustments	1,169	1,106	2,076	1,317

	$62,009	$(5,393)	$123,509	$4,738

8. Acquisition

On November 2, 2001, we acquired substantially all of the assets of OMware, Inc. (“OMware”) for $35.5 million in Intuit stock, approximately $2.6 million in acquisition costs and up to $8 million in Intuit stock to be issued contingent upon the achievement of certain future performance objectives by the business unit. Pursuant to separate agreements, Intuit will pay up to $2 million in cash over two years as part of a senior management performance program. These amounts will be recorded as compensation expense as amounts are earned. We accounted for the acquisition of OMware as a purchase for accounting purposes and allocated approximately $35.6 million to identified intangible assets and goodwill. The identified intangible assets are being amortized over five years.

9. Loss on Impairment of Long-lived Asset

In connection with the sale of our Quicken Bill Manager business in May 2001, we recorded a $27 million long-term asset related to future consideration from the purchasing company, which was recorded as “other assets” on the balance sheet. We were entitled to cash and/or shares of the purchaser’s common stock beginning in February 2002. As discussed in Note 1, we regularly perform reviews to determine if the carrying values of our long-lived assets are impaired. The reviews look for facts or circumstances, either internal or external, that indicate that the carrying value of an asset cannot be recovered. During the three months ended October 31, 2001, events and circumstances indicated impairment of this asset. These indicators included the deterioration of the purchasing company’s financial position (including cash flows and liquidity) and the decreased likelihood that it would receive future funding. We considered the implied fair value of our investment based on the purchasing company’s most recent round of planned funding, as well as the fair value of our investment if funding were received. Based on our analysis we recorded a charge of $27 million in the first quarter of fiscal 2002 to reduce the carrying value of this asset to its fair value of zero.

10. Borrowings

As of January 31, 2002, we had one mortgage line of credit with no amounts outstanding. Advances may be drawn for working capital and sub-prime and conventional prime mortgage loans, with the maximum amount based on a formula computation. Advances are due on demand and are collateralized by residential first and second mortgages. Interest is paid on a monthly basis. The maximum outstanding balance permitted under this line is $20 million.

Drafts payable represent funds advanced for mortgages originated.

11. Industry Segment and Geographic Information

SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for companies to disclose certain information about operating segments in the company’s financial reports. Consistent with SFAS 131, we have determined our five operating segments, described below, based on factors such as how we managed our operations and how our chief operating decision maker viewed results.

Intuit does not track assets by operating segments. Consequently, we do not disclose assets by operating segments. The following unaudited results for the six months ended January 31, 2001 and 2002 are broken out by our operating segments. Prior period information has been reclassified to conform to the current period financial presentation for comparability.

Six months ended	Small		Personal	Quicken	Global
January 31, 2001	Business	Tax	Finance	Loans	Business
(In thousands)	Division	Division	Division	Division	Division	Other (1)	Consolidated

Product revenue	$196,594	$193,982	$59,772	$—	$41,727	$—	$492,075
Service revenue	42,433	13,003	6,026	37,022	13,509	—	111,993
Other revenue	9,712	2,717	27,186	—	1,399	—	41,014

Total net revenue	248,739	209,702	92,984	37,022	56,635	—	645,082

Segment operating income	91,371	82,413	21,581	1,497	8,369	—	205,231
Common expenses	—	—	—	—	—	(112,233)	(112,233)

Sub-total operating income (loss)	91,371	82,413	21,581	1,497	8,369	(112,233)	92,998
Realized net losses on marketable securities	—	—	—	—	—	(75,803)	(75,803)
Acquisition-related costs	—	—	—	—	—	(89,598)	(89,598)
Interest and other income and expense, net	—	—	—	—	—	32,666	32,666
Gain on divestiture	—	—	—	—	—	1,639	1,639

Net income (loss) before taxes, minority interest and cumulative accounting change	$91,371	$82,413	$21,581	$1,497	$8,369	$(243,329)	$(38,098)

Six months ended	Small		Personal	Quicken	Global
January 31, 2002	Business	Tax	Finance	Loans	Business
(In thousands)	Division	Division	Division	Division	Division	Other (1)	Consolidated

Product revenue	$214,243	$223,718	$55,318	$—	$44,131	$—	$537,410
Service revenue	60,739	11,080	4,674	96,532	10,392	—	183,417
Other revenue	3,163	1,479	26,997	—	3,545	—	35,184

Total net revenue	278,145	236,277	86,989	96,532	58,068	—	756,011

Segment operating income	90,378	90,592	28,943	38,010	11,821	—	259,744
Common expenses	—	—	—	—	—	(119,986)	(119,986)

Sub-total operating income (loss)	90,378	90,592	28,943	38,010	11,821	(119,986)	139,758
Realized net losses on marketable securities	—	—	—	—	—	(10,622)	(10,622)
Acquisition-related costs	—	—	—	—	—	(112,063)	(112,063)
Loss on impairment of long-lived asset	—	—	—	—	—	(27,000)	(27,000)
Interest and other income and expense, net	—	—	—	—	—	20,323	20,323

Net income (loss) before taxes minority interest and cumulative accounting change	$90,378	$90,592	$28,943	$38,010	$11,821	$(249,348)	$10,396

(1)	Other includes reconciling items such as acquisition-related costs, including amortization of purchased software and charges for purchased research and development, and other common costs not allocated to specific segments.

12. Notes Payable and Commitments

In March 2001, our Japanese subsidiary, Intuit KK, refinanced its one-year loan agreement with a Japanese bank for approximately $27.8 million. The loan is denominated in Japanese yen. The interest rate is variable based on the Tokyo inter-bank offered rate or the short-term prime rate offered in Japan. At January 31, 2002, the rate was approximately 0.59%. The fair value of the loan approximates cost as the interest rate on the borrowings is adjusted periodically to reflect market rates, which are currently significantly lower in Japan than in the United States. We are obligated to pay interest only on the loan through March 2002.

13. Income Taxes

Intuit computes the provision (benefit) for income taxes by applying the estimated annual effective tax rate to recurring operations and other taxable items. Our effective tax rate for the second quarter and the first six months of fiscal 2002 differs from the federal statutory rate primarily because of a tax benefit related to a divestiture that became available during the three months ended January 31, 2002.

14. Stockholders’ Equity

Stock Repurchase Program

In May 2001, Intuit’s Board of Directors authorized the company to repurchase up to $500 million of common stock from time to time in the open market over a three-year period. The stock repurchase program is intended to help offset some of the dilution resulting from the issuance of shares under Intuit’s employee stock plans. During the six months ended January 31, 2002, we had repurchased approximately 1,780,500 shares of our common stock under this program (which became treasury shares) for an aggregate cost of approximately $74.3 million. During this period we reissued 1,837,916 shares of treasury stock in connection with employee stock plans, which were valued at $78.0 million (using the average purchase price per Intuit share).

Repurchases through January 31, 2002 have had no significant impact upon our income or loss per share. Intuit intends to continue using its cash and cash equivalents to fund these repurchases.

15. Litigation

On March 3, 2000, a class action lawsuit, Bruce v. Intuit Inc., was filed in the United States District Court, Central District of California, Eastern Division. Two virtually identical lawsuits were later filed: Rubin v. Intuit Inc., was filed on March 8, 2000 in the United States District Court, Southern District of New York and Newby v. Intuit Inc. was filed on April 27, 2000, in the United States District Court, Central District of California, Eastern Division. The Bruce and Newby lawsuits were consolidated into one lawsuit, In re Intuit Privacy Litigation, filed on July 28, 2000 in the United States District Court of California, Eastern Division. Following Intuit’s successful motion to dismiss several of the claims, an amended complaint was filed on May 2, 2001. A similar lawsuit, Almanza v. Intuit Inc. was filed on March 22, 2000 in the Superior Court of the State of California, San Bernardino County, Rancho Cucamonga Division. An amended complaint in the Almanza suit was filed on October 26, 2000. These purported class actions alleged violations of various federal and California statutes and common law claims for invasion of privacy based upon the alleged intentional disclosure to third parties of personal and private customer information entered at Intuit’s Quicken.com Web site. The complaints sought injunctive relief, orders to disgorge profits related to the alleged acts, and statutory and other damages. In August 2001, Intuit and the plaintiffs’ counsel in all of the cases except Rubin reached an agreement in principle to resolve the cases, subject to court approval, based on terms that are not material to Intuit. The Rubin case was dismissed on November 19, 2001.

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

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Cautions about Forward Looking Statements

Throughout this Form 10-Q, you will find “forward-looking” statements, or statements about events or circumstances that have not yet occurred. In some cases, you can identify these statements by forward-looking words such as “may,” “will,” “should,” “plans,” “believes,” “predicts,” or “continue,” and other similar terms. These statements include statements about the seasonality of our businesses, the trends we see in the revenue from our desktop software products and Quicken Loans, our projected costs and expenses, the effect of our new distribution arrangements in the retail channel and our capital needs. The section “Risks That Could Affect Future Results” also contains forward-looking statements. These forward-looking statements involve risks and uncertainties and our actual results could differ materially. We cannot guarantee future results or that current expectations will be accurate, and we will not update information in this Form 10-Q if any forward-looking statement later turns out to be inaccurate. The important factors that could cause our results to differ are discussed under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks That Could Affect Future Results,” at the end of Item 2. You should read Item 2 in conjunction with the Consolidated Financial Statements and related Notes in Part I, Item 1 of this Form 10-Q and our fiscal 2001 Form 10-K. We encourage you to read these sections carefully.

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

Our businesses are highly seasonal – particularly our tax business, but also small business and personal finance to a lesser extent. Sales of tax products are heavily concentrated in the period from November through April. Sales of personal finance and small business products are typically strongest during the calendar year-end holiday buying season and the beginning of the calendar year, and therefore major product launches for these products usually occur in the fall or early winter to take advantage of these customer buying patterns. These seasonal patterns mean that our total net revenue is usually highest during our second and third fiscal quarters. We typically report a loss in our first and fourth quarters when revenue from our seasonal businesses is relatively lower, but operating expenses to develop new products and services continue at relatively consistent levels. Operating results can also fluctuate for other reasons such as changes in product release dates, non-recurring events such as acquisitions, dispositions, gains and losses from marketable securities, and product price cuts in quarters with relatively high fixed expenses.

Critical Accounting Policies

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income and net income, as well as on the value of certain assets on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. See Note 1 of the financial statements for more information about these critical accounting policies, as well as descriptions of other significant accounting policies.

•	Net Revenue – Return and Rebate Reserves. As part of our revenue recognition policy, we estimate future product returns and rebate payments. These estimates determine our revenue reserves. We make these estimates based primarily on our past return and rebate experience. We also consider the volume and price mix of products in the retail channel, trends in retailer inventory, economic trends that might impact customer demand for our products (including the competitive environment), the economic value of the rebates being offered and other factors. In the past, actual returns and rebates have not generally exceeded our reserves. However, actual returns and rebates in any future period are inherently uncertain. If we changed our assumptions and estimates, our revenue reserves would change, which would impact the net revenue we report. In addition, if actual returns and rebates are significantly greater than the reserves we have established, the actual results would decrease our reported revenue. Conversely, if actual returns and rebates are significantly less than our reserves, this would increase our reported revenue.

•	Goodwill, Purchased Intangibles and Other Long-Lived Assets – Impairment Assessments. Under current accounting standards, that are to be modified at the start of our next fiscal year, we make judgments about the remaining useful lives of goodwill, purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate an other than temporary impairment in the remaining value of the assets recorded on our balance sheet. In order to judge the remaining useful life of an asset, we make various assumptions about the value of the asset in the future. This may include assumptions about future prospects for the business that the asset relates to and typically involves computations of the estimated future cash flows to be generated by these businesses. Based on these judgments and assumptions, we determine whether we need to take an impairment charge to reduce the value of the asset stated on our balance sheet to reflect its actual fair value. Judgments and assumptions about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the judgments and assumptions we have made in the past have been reasonable and appropriate, different judgments and assumptions could materially impact our reported financial results. More conservative assumptions of the anticipated future benefits from these businesses would result in greater impairment charges, which would decrease net income and result in lower asset values on our balance sheet. Conversely, less conservative assumptions would result in smaller impairment charges, higher net income and higher asset values. See Notes 1“Goodwill, Purchased Intangible Assets and Other Long-lived Assets”, 4 and 9, for more details about how we make these judgments.

•	Concentration of Credit Risk – Reserves for Uncollectible Accounts Receivable. We make ongoing assumptions relating to collectibility of our accounts receivable. The accounts receivable amount on our balance sheet includes a reserve for accounts that might not be paid. In determining the amount of the reserve, we consider our historical level of credit losses. We also make judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and we assess current economic trends that might impact the level of credit losses in the future. Our credit losses have generally been less than our reserve. However, since we cannot predict future changes in the financial stability of our customers, we cannot guarantee that our reserves will continue to be adequate. If actual credit losses are significantly greater than the reserve we have established, that would increase our general and administrative expenses and reduce our reported net income. Conversely, if actual credit losses are significantly less than our reserve, this would eventually decrease our general and administrative expenses and increase our reported net income. See Note 1 of the financial statements “Concentration of Credit Risk” for more details about our accounts receivable.

•	Income Taxes – Estimates of Effective Tax Rates, Deferred Taxes and Valuation Allowance. When we prepare our consolidated financial statements, we must estimate our income taxes in each jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items (such as deferred revenue) for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are shown on our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not likely, we must establish a valuation allowance. When we establish a valuation allowance or increase this allowance in an accounting period, we must record a tax expense in our statement of operations.

Significant management judgment is required to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Our net deferred tax asset as of January 31, 2002 was $236.5 million, net of the valuation allowance of $11.4 million. We recorded the valuation allowance to reflect uncertainties about whether we will be able to utilize some of our deferred tax assets (primarily consisting of certain net operating losses carried forward by our non-US subsidiaries) before they expire. The valuation allowance is based on our estimates of taxable income by the jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. If actual results differ from these estimates or if we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could materially reduce our net income.

Results of Operations

We have categorized the following total net revenue discussion by our business divisions. The table below shows each business division’s percentage of our total net revenue for the three and six month periods ended January 31, 2001 and 2002. Information for fiscal 2001 has been reclassified to conform to fiscal 2002 financial presentation for comparability. See Note 11 of the financial statements for additional information about our business segments, which correspond to the business divisions described below.

Total Net Revenue		% Total		% Total			% Total		% Total
	Q2	Net	Q2	Net	Q2%	YTD	Net	YTD	Net	YTD %
	FY01	Revenue	FY02	Revenue	Change	FY01	Revenue	FY02	Revenue	Change

(Dollars in millions)
Small Business
Product	$127.5		$141.0			$196.6		$214.2
Service	23.6		34.4			42.5		60.7
Other	4.9		1.0			9.7		3.2

Subtotal	156.0	34%	176.4	32%	13%	248.8	39%	278.1	37%	12%

Tax
Product	183.0		215.5			194.0		223.8
Service	10.7		8.5			13.0		11.1
Other	2.7		1.3			2.7		1.4

Subtotal	196.4	43%	225.3	41%	15%	209.7	33%	236.3	31%	13%

Personal Finance
Product	29.8		30.5			59.8		55.3
Service	4.3		1.8			6.0		4.7
Other	12.3		14.9			27.2		27.0

Subtotal	46.4	10%	47.2	9%	2%	93.0	14%	87.0	11%	(6%)

Quicken Loans
Product	—		—			—		—
Service	20.1		56.5			37.0		96.5
Other	—		—			—		—

Subtotal	20.1	4%	56.5	10%	181%	37.0	5%	96.5	13%	161%

Global Business
Product	32.0		35.8			41.7		44.1
Service	5.8		5.4			13.5		10.4
Other	0.9		0.6			1.4		3.6

Subtotal	38.7	9%	41.8	8%	8%	56.6	9%	58.1	8%	3%

Total net revenue	$457.6	100%	$547.2	100%	20%	$645.1	100%	$756.0	100%	17%

Small Business Division

Small Business Division product revenue is derived primarily from QuickBooks desktop software products, financial supplies and our Basic payroll service. Small Business Division services revenue is derived primarily from our Deluxe and Premier payroll services and QuickBooks support plans.

Small Business Division total net revenue increased 13% in the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001. Payroll revenue increased 32% from period to period. This increase reflected more than 40% revenue growth for the Basic and Deluxe offerings, with revenue for the Premier service roughly flat. Price increases accounted for a significant portion of the Basic and Deluxe revenue growth, although the number of customers for both offerings also increased by approximately 14%. Payroll revenue growth is expected to be slower during the second half of fiscal 2002 compared to the first half of fiscal 2002. See “Risks that Could Affect Future Results,” at the end of this Item 2.

Second quarter revenue growth for the division also reflected strong growth from QuickBooks support plans. In August 2001, we began offering several higher-end support plans, which resulted in a significantly higher average selling price. Financial supplies revenue also increased moderately during the quarter.

QuickBooks revenue during the second quarter of fiscal 2002 remained flat compared to the same period last year, reflecting declining end-of-life sales for our older QuickBooks 2001 products during the second quarter, as well as lower unit sales of our new QuickBooks 2002 products to retailers during the second quarter compared to sales of QuickBooks 2001 in the same quarter last year. In response to retailers’ desires to hold less inventory and obtain replenishments more quickly, we improved our inventory management and replenishment capabilities. One consequence of these changes was that we shipped fewer units of QuickBooks 2002 to retailers compared to shipments of QuickBooks 2001 during the same period last year. Because we primarily recognize revenue for retail sales when we ship products to retailers (see Note 1 of the financial statements), lower shipments to retailers resulted in less revenue compared to the same period last year. Notwithstanding the revenue decline, customer purchases of all versions of our new QuickBooks 2002 products were strong, both in the retail channel and from direct sales. Units were up more than 20% and dollars increased more than 45% compared to QuickBooks 2001 purchases last year during the same launch-to-date period. Although these are early positive indicators of future revenue growth, it is too early to predict results for the full fiscal year.

Small Business Division total net revenue for the first six months of fiscal 2002 increased 12% compared to the first six months of fiscal 2001. Payroll had strong revenue growth reflecting price increases as well as some unit growth. QuickBooks support revenue also increased. These increases were partially offset by a 3% decline in QuickBooks revenue, reflecting a decline in units, partially offset by increased average selling prices.

Tax Division

Tax Division product revenue is derived primarily from Quicken TurboTax federal and state consumer desktop tax preparation products and ProSeries and Lacerte professional tax preparation products. Tax Division services revenue is derived primarily from Quicken TurboTax for the Web online tax preparation services and electronic filing services.

Tax division total net revenue increased 15% in the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001. Revenue from our professional tax preparation products increased 28%, with about half of the growth resulting from our acquisition of Tax and Accounting Software Corporation in April 2001. Our recent efforts to reduce the sharing of professional tax products (by hard-coding the purchasing tax preparer’s name in the software) also contributed to revenue growth. The revenue growth also resulted from higher average selling prices for our ProSeries and Lacerte unlimited-use products.

We launched our consumer desktop tax preparation products on schedule and products reached retail shelves in late November 2001. Revenue from our consumer tax business increased 3% in the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001. Revenue from TurboTax for the Web more than doubled, reflecting a significant price increase as well as some unit growth. Electronic filing units were also up. Revenue from TurboTax desktop products increased only slightly resulting from price increases. From fiscal 2000 to 2001, we saw an increasing portion of our annual growth during the third quarter, and we expect that trend to continue this year. This trend results in part from more customers using our Web-based tax offerings, which have revenue peaks later in the season. In recent years retail sales have also shifted to later in the tax season. Given this trend, it is too early to predict results for the full tax season.

Revenue patterns for the Tax Division for the year-to-date periods were essentially identical to the second quarter trends described above, as we generate only minimal tax revenue during the first quarter of each fiscal year.

Personal Finance Division

Personal Finance Division product revenue is derived primarily from Quicken desktop products. Personal Finance Division services revenue is minimal. Other revenue consists of Quicken.com and online transactions revenue.

Personal Finance Division total net revenue increased 2% in the second quarter of fiscal 2002 from the second quarter of fiscal 2001. The increase reflected continued revenue growth in our online transactions business. Partially offsetting this growth were a 6% decline in Quicken revenue and a 31% decline in Quicken.com revenue from the second quarter of fiscal 2001 to the second quarter of 2002. The decline in Quicken revenue reflected in part the market decline, in addition to the continuing decline of the personal finance desktop software category, as more personal finance functionality becomes available to consumers at no cost on the Internet. The decline in advertising revenue reflected the industry-wide decline in advertising spending by purchasers of Internet advertising.

Revenue patterns for the Personal Finance Division for the first six months of fiscal 2001 and 2002 were similar to the second quarter trends described above. Revenue decreased by 6%, reflecting declines in Quicken and advertising revenue that were partially offset by an increase in online transactions revenue.

Quicken Loans Division

Quicken Loans Division revenue is derived primarily from gains on the sale of loans and post-closing servicing arrangements in bulk to participating financial institutions, and from loan fees we receive for originating loans. All revenue generated by the division is services revenue.

Quicken Loans Division total net revenue increased 181% in the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001. The volume of loans sold more than doubled, reflecting increased consumer demand to refinance mortgage loans in light of declining interest rates. The volume increase came primarily from conventional loans. This was partially offset by a 6% decline in the average revenue per loan, reflecting a decrease in both average gains on sales of loans and average loan fees. While revenue per loan from conventional loans increased, this was more than offset by decreases for government funded loans and alternative sub-prime loans. We expect the revenue growth rates experienced by Quicken Loans to be lower in the third and fourth quarters of fiscal 2002 compared to the first half of fiscal 2002 and on a year-over-year basis. Mortgage rate increases, the impact of the economic climate on the housing market, business operation risks and other factors could negatively impact the volume of applications and closed loans, particularly our most mortgage-rate sensitive products such as conventional refinancing loans. See “Risks that Could Affect Future Results,” at the end of this Item 2 and “Interest Rate Risk” in Item 3 below.

Quicken Loans Division total net revenue increased 161% in the first six months of fiscal 2002 compared to the first six months of fiscal 2001, reflecting a 170% increase in loan volume. A large increase in conventional loan volume more than offset declines in government and alternative sub-prime loan volume. This volume growth was partially offset by a slight decline in the average revenue per loan.

Global Business Division

Global Business Division product revenue is derived primarily from Yayoi small business desktop accounting products in Japan, and QuickBooks, Quicken and QuickTax desktop software products in Canada. Global Business Division services revenue primarily consists of revenue from software maintenance contracts sold with Yayoi software in Japan.

Global Business Division total net revenue increased 8% in the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001. Revenue from Canada increased by 14% period to period. This reflected strong early tax season results for QuickTax, which were partially offset by modest revenue declines for QuickBooks and Quicken. Revenue in Japan declined slightly during the quarter, with increased revenue from Yayoi more than offset by discontinuing the QuickBooks product line in Japan in the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001.

Global Business Division total net revenue increased 3% in the first six months of fiscal 2002 compared to the first six months of fiscal 2001. This increase included an increase of 8% in Canada, reflecting increased revenue for tax products and QuickBooks. Revenue in Japan increased 2%, with a decline in QuickBooks revenue more than offset by increases for other small business products and services.

Cost of Revenue		% of		% of			% of		% of
	Q2	Related	Q2	Related	Q2%	YTD	Related	YTD	Related	YTD %
	FY01	Revenue	FY02	Revenue	Change	FY01	Revenue	FY02	Revenue	Change

(Dollars in millions)
Cost of revenue:
Cost of products	$60.1	16%	$74.3	18%	24%	$89.4	18%	$106.2	20%	19%
Cost of services	37.7	58%	40.4	38%	7%	68.7	61%	74.3	41%	8%
Cost of other revenue	6.0	29%	6.4	36%	7%	12.6	31%	12.9	37%	2%
Amortization of purchased software	3.9	—	7.2	—	85%	6.8	—	8.9	—	31%

Total cost of revenue	$107.7	24%	$128.3	23%	19%	$177.5	28%	$202.3	27%	14%

There are four components of our cost of revenue: (1) cost of products, which includes the direct cost of manufacturing and shipping desktop software products; (2) cost of services, which reflects direct costs associated with providing services, including data center costs relating to delivering Internet-based services; (3) cost of other revenue, which includes costs associated with providing advertising and marketing and online transactions; and (4) amortization of purchased software, which represents the cost of depreciating products or services we obtained through acquisitions over their useful lives.

Cost of products as a percentage of product revenue increased to 18% and 20% for the second quarter and the first six months of fiscal 2002, compared to 16% and 18% for the same periods in the prior year. These increases were attributable in part to higher product fulfillment unit costs associated with our new third-party retail distribution relationship for our shrink-wrap software products that began during the second quarter of fiscal 2002. This distribution relationship enables us to ship a larger percentage of our products directly to our retailers and allows us to provide inventory to our customers on a more timely basis, which should ultimately reduce product returns. The increase in the first six months of fiscal 2002 also reflected incremental costs during the first quarter of fiscal 2002 to implement this new third-party retail distribution relationship.

Cost of services as a percentage of services revenue decreased to 38% and 41% for the second quarter and the first six months of fiscal 2002, compared to 58% and 61% for the same periods in the prior year. These decreases were attributable primarily to our Quicken Loans Division, which experienced a significantly lower average cost per loan. The decline in average cost per loan reflected greater operational efficiencies, as well as a significant increase in total loan revenue being spread over a fixed cost base that increased only slightly. Our payroll business, which experienced revenue growth over a relatively fixed cost base, also contributed to these decreases.

Cost of other revenue as a percentage of other revenue increased to 36% and 37% for the second quarter and the first six months of fiscal 2002 compared to 29% and 31% for the same periods in the prior year. These increases were primarily due to increased data center costs related to our Personal Finance Division’s online transaction businesses.

Amortization of purchased software increased in all periods presented primarily due to charges related to the impairment of our Internet-based advertising business and our Site Solutions business. See Note 4 of the financial statements.

Operating Expenses		% Total		% Total			% Total		% Total
	Q2	Net	Q2	Net	Q2%	YTD	Net	YTD	Net	YTD %
	FY01	Revenue	FY02	Revenue	Change	FY01	Revenue	FY02	Revenue	Change

(Dollars in millions)
Customer service and technical support	$46.1	10%	$53.1	10%	15%	$78.5	12%	$92.1	12%	17%
Selling and marketing	85.6	19%	94.9	17%	11%	146.7	23%	166.8	22%	14%
Research and development	54.6	12%	53.3	10%	(2%)	102.5	16%	103.2	13%	1%
General and administrative	25.9	6%	32.1	6%	24%	53.7	8%	60.7	8%	13%
Acquisition-related charges	43.1	9%	62.1	11%	44%	82.8	13%	103.2	14%	25%
Loss on impairment of long-lived asset	—	0%	—	0%	—	—	0%	27.0	4%	—

Totals	$255.3	56%	$295.5	54%	16%	$464.2	72%	$553.0	73%	19%

Customer Service and Technical Support

Customer service and technical support expenses were 10% and 12% of total net revenue for the second quarter and the first six months of fiscal 2002 and 2001. During both fiscal 2002 comparison periods, we benefited from the continued efficiency in providing customer service and technical support less expensively through websites and other electronic means. However, this benefit was offset by higher direct sales and support costs in the second quarter and the first six months of fiscal 2002 associated with converting the customers of Tax and Accounting Software Corporation (“TAASC”), which we acquired in April 2001, to our ProSeries and Lacerte professional tax products.

Selling and Marketing

Selling and marketing expenses were 17% and 22% of total net revenue for the second quarter and the first six months of fiscal 2002, compared to 19% and 23% for the same periods of the prior year. The declines in selling and marketing costs as a percentage of total net revenue for both fiscal 2002 comparison periods were primarily attributable to decreased sales and marketing expenses as a percentage of total net revenue for our Quicken Loans and Payroll businesses, which have experienced significant growth. These declines were partially offset by the expansion of our small business marketing programs in connection with the launches of two new QuickBooks products (QuickBooks Premier and QuickBooks Premier: Accountant Edition), as well as the Intuit Developer Network. We expect selling and marketing expenses to increase as a percentage of total net revenue as we market our new QuickBooks products as well as other products we expect to introduce during the remainder of fiscal 2002. We also expect selling and marketing expenses to increase as interest rates increase in order to effectively market and support our Quicken Loans business.

Research and Development

Research and development expenses were 10% and 13% of total net revenue for the second quarter and the first six months of fiscal 2002, compared to 12% and 16% of total net revenue for the same periods of the prior year. We continued to invest in the initial elements of our Right for My Business strategy, including new QuickBooks Premier products launched in the second quarter of fiscal 2002, the Intuit Developer Network, and other new products that we expect to introduce later in the fiscal year. However, these expenses declined as a percentage of total net revenue during the comparison periods due in part to the revenue growth of both our Quicken Loans business and our Payroll business as well as improvements in our development process that resulted in significantly fewer product “bugs” and shorter development times for our new QuickBooks products. During the remainder of fiscal 2002, we expect to continue significant investments in research and development, particularly in the small business area.

General and Administrative

General and administrative expenses were 6% and 8% of total net revenue for the second quarter and the first six months of fiscal 2002 and 2001. We experienced decreases in bad debt charges for both fiscal 2002 comparison periods compared to the same periods a year ago, when we had greater accounts receivable write offs due to the deteriorating financial condition of many Internet companies with whom we did business. These decreases were offset by increased insurance costs and costs associated with our acquisitions of OMware in November 2001 and Employee Matters, Inc. in the later part of December 2000.

Acquisition-Related Charges

Acquisition-related charges include the amortization of goodwill, purchased intangible assets and deferred compensation expenses arising from acquisitions, and impairment charges relating to certain acquired assets. These costs increased to $62.1 million and $103.2 million for the second quarter and the first six months of fiscal 2002, compared to $43.1 and $82.8 million for the same periods of the prior year. The increases were primarily attributable to impairment charges related to our Internet-based advertising business and our Site Solutions business. See Notes 1 and 4 of the financial statements. The increase in the first six months of fiscal 2002 also reflected amortization of intangibles associated with the acquisitions of Employee Matters in December 2000 and TAASC in April 2001. Amortization expense related to completed acquisitions will continue to have a negative impact on our operating results in future periods. If we complete additional acquisitions or if we are required to accelerate amortization or take impairment charges in the future, there would be an incremental negative impact on operating results. See “Risks That Could Affect Future Results.”

Loss on Impairment of Long-lived Asset

The loss on impairment of long-lived asset related to the impairment of assets we received in connection with the sale of our Quicken Bill Manager business in May 2001. See Note 9 of the financial statements. We regularly perform reviews to determine if the carrying values of our long-lived assets are impaired. During the six months ended January 31, 2002, we recorded a charge of $27 million to reduce the carrying value of this asset to zero.

Non-Operating Income and Expenses

Interest and Other Income and Expense, Net

For the second quarter and the first six months of fiscal 2002, interest and other income and expense, net, decreased to $8.5 million and $20.3 million compared to $16.5 million and $32.7 million for the same periods a year ago due to a sharp decline in the interest rates we earned on our cash and short-term investment balances.

Gains (Losses) on Marketable Securities and Other Investments, Net of Taxes

For the second quarter of fiscal 2002, we recorded a gain from marketable securities and other investments, net of taxes, of $1.6 million, compared to a loss of $71.9 million in the same period in the prior year. In the first six months of fiscal 2002, we recorded a loss of $10.6 million, compared to a loss of $75.8 million for the same period a year ago. See Note 3 of the financial statements. The $10.6 million loss in the first six months of fiscal 2002 included, among other things, a $7.2 million loss attributable to declines during the period in the market prices of Excite@Home, 724 Solutions and our S1 options, and a loss of $3.3 million for other-than-temporary declines in value relating to certain long-term investments. We considered our shares of Excite@Home and 724 Solutions common stock as trading securities. As a result, market fluctuations were reflected in our consolidated statement of operations for the period. However, we sold all of our remaining shares of these securities, as well as our S1 options, during the first quarter of fiscal 2002. As of January 31, 2002, we continued to hold marketable securities and investments in privately held companies valued at approximately $56 million on our balance sheet, down from approximately $109 million as of July 31, 2001 due to sales and write-downs. We review the values of our investments each quarter and make adjustments as appropriate. If the value of these remaining securities continues to decline significantly in the future, it would have a negative impact on our financial results.

Income Taxes

For the second quarter and the first six months of fiscal 2002, we recorded an income tax provision (benefit) of $13.7 million and $(17.0) million on a pretax income of $133.6 million and $10.4 million, resulting in effective tax rates of 10% and (164)%. This compares to an income tax provision (benefit) of $14.2 million and $(16.7) million on a pretax income (loss) of $40.8 million and $(38.1) million for the same periods of the prior year, resulting in effective tax rates of 35% and (44)%. The difference in the effective tax rates for the second quarter and the first six months of fiscal 2002 compared to the same periods a year ago was primarily due to the tax benefit related to a divestiture that became available during the second quarter of fiscal 2002. At January 31, 2002 and July 31, 2001, we had a valuation allowance of $11.4 million for tax assets of our global subsidiaries based on management’s assessment that we may not receive the benefit of certain loss carryforwards.

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

Liquidity and Capital Resources

At January 31, 2002, our cash and cash equivalents and short-term investments totaled $1,493.4 million, a $76.0 million decrease from July 31, 2001.

We used $27.8 million in cash for our operations during the six months ended January 31, 2002. The primary components of cash used by operations were an increase of $144.8 million in mortgage loans as a result of increased loan volumes for the Quicken Loans division and an increase of $234.2 million in accounts receivable due to the seasonality of our business. These were partially offset by increases in accrued liabilities and accounts payable of $137.8 million (also due to the seasonality of our business) as well as adjustments made for non-cash expenses, including acquisition-related charges and deferred compensation of $113.5 million, an impairment loss on long-lived asset of $27.0 million and depreciation charges of $32.0 million.

Investing activities provided $83.7 million in cash for the six months ended January 31, 2002. We received proceeds of $960.2 million from the maturity and sale of certain short-term investments, which was partially offset by purchases of short-term investments of $844.5 million. As a result of our continued investment in information systems and infrastructure, we also purchased property and equipment of $31.6 million during the period.

We used $18.9 million in cash for our financing activities for the six months ended January 31, 2002. The primary component of cash used was $74.3 million for repurchasing of treasury stock through our stock repurchase program. See Note 14 of the financial statements. This was partially offset by the proceeds of $57.6 million received from the issuance of common stock under employee stock plans.

In the normal course of business, we enter into leases for new or expanded facilities in both domestic and global locations. We also evaluate, on an ongoing basis, the merits of acquiring technology or businesses, or establishing strategic relationships with and investing in other companies. We may decide to use cash and cash equivalents to fund such activities in the future. In May 2001, our Board of Directors authorized a stock repurchase program covering up to $500 million of common stock over a three-year period. As of January 31, 2002, we have repurchased $82.6 million of common stock under the program.

We believe that our cash and cash equivalents and short-term investments will be sufficient to meet anticipated seasonal working capital and capital expenditure requirements for at least the next twelve months.

The following table summarizes our contractual obligations:

	Payments Due by Period
(Dollars in millions)	Less than 1	1-3	4-5	After 5
Contractual Obligations	year	years	years	years	Total

Short-term notes payable	$36.8	$—	$—	$—	$36.8
Long-Term Debt	—	12.2	—	—	12.2
Operating Leases	30.6	80.8	40.9	43.0	195.3
Other Obligations	25.0	—	—	—	25.0

Total Contractual Cash Obligations	$92.4	$93.0	$40.9	$43.0	$269.3

The following table summarizes our commercial commitments:

	Amount of Commitment Expiration Per Period
(Dollars in millions)	Less than 1	1-3	4-5	After 5
Other Commercial Commitments	year	years	years	years	Total

Line of Credit	$—	$—	$—	$—	$—
Loan Commitments	759.6	—	—	—	759.6
Future Sale Commitments	261.6	—	—	—	261.6

Total Commercial Commitments	$1,021.2	$—	$—	$—	$1,021.2

Risks That Could Affect Future Results

The factors discussed below are cautionary statements that identify important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements in this Form 10-Q. Our fiscal 2001 Form 10-K and other SEC filings contain additional details about these risks, as well as other risks that could affect future results.

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

Acquisition-related costs can cause significant fluctuation in our net income. Our acquisitions have resulted in significant expenses, including amortization of purchased software (which is reflected in cost of revenue), as well as charges for in-process research and development and amortization of goodwill, purchased intangibles and deferred compensation (which are reflected in operating expenses). Total acquisition-related costs in the categories identified above were $100.7 million in fiscal 1999, $168.1 million in fiscal 2000, $263.4 million in fiscal 2001 (including charges of $78.7 million to write down the long-lived intangible assets related to three acquisitions), $69.3 million in the second quarter of fiscal 2002 and $112.1 million in the first six months of fiscal 2002. Additional acquisitions, and any additional impairment of the value of purchased assets, could have a significant negative impact on future operating results.

Gains and losses related to marketable securities and other investments can cause significant fluctuations in our net income. Our investment activities have had a significant impact on our net income. We recorded pre-tax net gains from marketable securities and other investments of $579.2 million in fiscal 1999 and $481.1 million in fiscal 2000 and pre-tax net losses of $98.1 million in fiscal 2001. We recorded a pre-tax gain of $1.6 in the second quarter of fiscal 2002 and a pre-tax loss of $10.6 million in the first six months of fiscal 2002. Any additional significant long-term declines in value of these securities could reduce our net income in future periods.

Recent changes to Financial Accounting Standards Board guidelines relating to accounting for goodwill could make our acquisition-related charges less predictable in any given reporting period. The FASB recently adopted a new standard for accounting for goodwill acquired in a business combination. It continues to require recognition of goodwill as an asset but does not permit amortization of goodwill as previously required. Under the new statement, goodwill is separately tested for impairment using a fair-value-based approach when an event occurs indicating the potential for impairment. The shift from an amortization approach to an impairment approach applies to all acquisitions completed after June 30, 2001. When we adopt the new standard, which we expect will be in the first quarter of fiscal 2003, it will also apply to previously recorded goodwill and our goodwill amortization charges will cease as a result. However, it is possible that in the future, we would incur less frequent, but larger, impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions as we continue to expand our business.

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

We face competitive pressures in all of our businesses, particularly our consumer tax preparation software business, which can have a negative impact on our revenue, profitability and market position. There are formidable current and potential competitors in the private sector. For example, our primary competitor in the consumer tax preparation market has offered its products during part of this tax year at a price of $0 after a rebate. We also face potential competition from publicly funded government entities seeking to competitively enter private markets in the United States for consumer electronic financial services. If federal and/or state governmental agencies are ultimately successful in their efforts to provide tax preparation and filing services to consumers, it could have a significant negative impact on our financial results in future years. We expect competition to remain intense during fiscal 2002.

If we fail to maintain reliable and responsive service levels for our electronic tax offerings, we could lose revenue and customers. Our online tax preparation and electronic tax filing services face significant challenges in maintaining high service levels, particularly during peak volume service times. For example, we have experienced relatively brief unscheduled interruptions in our electronic filing/and or tax preparation services during fiscal 2000 and 2001. We do not believe any prior service outages had a material financial impact, prevented customers from completing and filing their returns in a timely manner, or posed a risk that customer data would be lost or corrupted. However, we did experience negative publicity in some instances. The exact level of demand for Quicken TurboTax for the Web and electronic filing for the remainder of the current tax year is impossible to predict, and we could experience adverse financial and public relations consequences if these services are unavailable for an extended period of time, or late in the tax season, due to technical difficulties or other reasons.

It is unlikely that the revenue and profit growth rates experienced by our Quicken Loans Division during fiscal 2001 and the first half of fiscal 2002 will be sustainable long-term, either on a year-over-year basis or on a sequential quarter basis. Mortgage rate increases, the impact of the economic climate on the housing market, business operation risks and other factors could result in significantly lower revenue and profit growth for our mortgage business. Increases in mortgage interest rates and other interest rates adversely affected our mortgage business during fiscal 2000, contributing to a significant revenue decline from fiscal 1999 to fiscal 2000. Conversely, declines in mortgage interest rates during fiscal 2001 and the first half of fiscal 2002 had a positive impact on revenue. If mortgage rates rise again, this could negatively impact the volume of applications and closed loans, particularly our most mortgage-rate sensitive products such as conventional refinancing loans. Fluctuations in non-mortgage rates also create risks with respect to the loans on our balance sheet and impact our cost of funds to provide loans. In addition, our ability to successfully streamline the online application, approval, and closing process will have a significant impact on our ability to attract customers to our mortgage service, and on our ability to continue increasing the percentage of our mortgage revenue generated through the online channel compared to branch offices. We must also maintain relationships with certain banks and other third parties who we rely on to provide access to capital, and later, purchase and service the loans. If we are unable to maintain key relationships, or if the terms of key relationships change to be less favorable to Intuit, it could have a negative impact on our mortgage business and on Intuit’s financial results.

It is unlikely that the revenue and profit growth rates experienced by our Payroll businesses during fiscal 2001 and the first half of fiscal 2002 will be sustainable long-term, either on a year-over-year basis or on a sequential quarter basis. We had strong revenue and profit growth during fiscal 2001, especially during the second half of the year, due to significant price increases, a shift toward a mix of higher-priced products and a large number of new payroll customers as a result of last year’s tax law changes. We increased prices again in the first quarter of fiscal 2002. We do not expect that future price increases will contribute as significantly to revenue growth as they have in the past 18 months.

If we are unable to generate significant growth from new sources of revenue for our QuickBooks business, our Small Business Division generally will not be able to achieve sustained growth. Sales to both existing customers and new customers of our QuickBooks desktop products since the beginning of fiscal 2001 have been lower than expected. We cannot rely solely on this source of revenue to provide sustainable future growth for our Small Business Division. We must generate significant revenue from broader markets and customer segments as well as from new products and services – including QuickBooks Premier: Accountant Edition designed for accountants, a new version of QuickBooks targeted at larger and more complex small businesses, and other recently announced new small business products.

Despite our efforts to adequately staff and equip our customer service and technical support operations, we cannot always respond promptly to customer requests for assistance. We occasionally experience customer service and support problems, including longer than expected “hold” times when our staffing is inadequate to handle higher than anticipated call volume, and a large number of inquiries from customers checking on the status of product orders when the timing of shipments fails to meet customer expectations. This can adversely affect customer relationships and our financial performance. In order to improve our customer service and technical support, we must continue to focus on eliminating underlying causes of service and support calls through product improvements and better order fulfillment processes, and on more accurately anticipating demand for customer service and technical support.

We rely on two third-party vendors to handle all outsourced aspects of our primary retail desktop software product launches and to replenish product in the retail channel after the primary launch. To manufacture and distribute our primary retail products at the time of product launches and to replenish products in the retail channel after the primary launch, we have an exclusive manufacturing relationship with Modus Media, and an exclusive distribution arrangement with Ingram Micro Logistics. While we believe that relying on only two outsourcers for product launches and replenishment improves the efficiency and reliability of these activities, relying on any vendor for a significant aspect of our business can have severe negative consequences if the vendor fails to perform at acceptable service levels for any reason.

We rely on one third-party vendor to handle all outsourced aspects of our financial supplies business. We have an exclusive contract with John H. Harland Company to print and fulfill supplies orders for all of our checks and most other products for our financial supplies business. Harland fulfilled orders for about 75% to 80% of our supplies revenue in fiscal 2000 and 2001, and more than 80% of our supplies revenue for both the second quarter and the first six months of fiscal 2002. We believe that relying on one supplies vendor improves customer service and maximizes operational efficiencies for our supplies business. However, if there are significant problems with Harland’s performance, it could have a material negative impact on sales of supplies and on Intuit’s business as a whole.

We face risks relating to customer privacy and security and increasing regulation, which could hinder the growth of our businesses. Despite our efforts to address customer concerns about privacy and security, these issues still pose a significant risk, and we have experienced lawsuits and negative publicity relating to privacy issues. For example, during fiscal 2000 and fiscal 2001, there were press articles criticizing our privacy and security practices as they relate to the connectivity of our desktop software to our Web sites. We have faced lawsuits and negative press alleging that we improperly shared information about customers with third-party “ad servers” for our Web sites. A major breach of customer privacy or security by Intuit, or even by another company, could have serious consequences for our businesses, including reduced customer interest and/or additional regulation by federal or state agencies. In addition, the federal government has developed mandatory privacy and security standards and protocols, and we have incurred significant expenses to comply with these requirements. Additional similar federal and state laws may be passed in the future, and the cost of complying with additional legislation could have a negative impact on our operating results. If Internet use does not grow as a result of privacy or security concerns, increasing regulation or for other reasons, the growth of our Internet-based businesses would be hindered.

Actual product returns may exceed returns reserves, particularly for our tax preparation software. We ship more desktop products to our distributors and retailers than we expect them to sell, in order to reduce the risk that distributors or retailers will run out of products. This is particularly true for our tax products, which have a short selling season. Like most software companies, we have a liberal product return policy and we have historically accepted significant product returns. We establish reserves for product returns in our financial statements, based on estimated future returns of products. We closely monitor levels of product sales and inventory in the retail channel in an effort to maintain reserves that are adequate to cover expected returns. In the past, returns have not generally exceeded these reserves. However, if we do experience actual returns that significantly exceed reserves, it would result in lower net revenue.

If we sublease three presently unoccupied leased facilities, or if we determine it is unlikely that we will use the facilities during the remainder of the lease terms, we could incur significant accounting charges, which would reduce our net income. Three of our leased facilities are currently unoccupied. If we are able to sublease a facility, the lease payments from the sublease tenant would likely be significantly lower than our payment obligations under our lease because of the poor economic climate and the soft real estate market. If we enter into a sublease, we will incur an accounting expense equal to the difference between the expected sublease payments and our required lease payments over the remaining term of the lease. If we do not sublease a property and we determine it is unlikely that we will use the facility during the remaining term of the lease, we would incur an accounting charge when we make that determination equal to our remaining payment obligations under the lease.

Our ability to conduct business could be impacted by a variety of factors such as electrical power interruptions, earthquakes, fires, terrorist activities and other similar events. Our business operations depend on the efficient and uninterrupted operation of a large number of computer and communications hardware and software systems. These systems are vulnerable to damage or interruption from electrical power interruptions, telecommunication failures, earthquakes, fires, floods, terrorist activities and their aftermath, and other similar events. Other unpredictable events could also impact our ability to continue our business operations. For our Internet-based services, system failures of our internal server operations or those of various third-party service providers could result in interruption in our services to our customers. Any significant interruptions in our ability to conduct our business operations could reduce our revenue and operating income. Our business interruption insurance may not adequately compensate us for the impact of interruptions to our business operations.

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

Marketable Securities

We carried balances in marketable equity securities as of January 31, 2002 that are subject to considerable market risk due to their volatility. If our available-for-sale securities experience further declines in fair value that are considered other-than-temporary, we will reflect the additional loss in our net income in the period when the subsequent impairment becomes apparent. See Note 3 of the financial statements for more information regarding risks related to our investments in marketable securities.

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

We actively monitor and manage our exposure to interest rate risk on Prime Loans, which is incurred in the normal course of business. The portfolio of prime loans, including those in the pipeline, and the related forward commitments are valued on a daily basis. We refer to the loans, pipeline, and forward commitments together as the “Hedge Position.” We evaluate the Hedge Position against a spectrum of interest rate scenarios to determine expected net changes in the fair values of the Hedge Position in relation to the changes in interest rates. Based on our analysis of our hedge position at January 31, 2002, we do not believe that short-term changes in interest rates will have a material effect on the interest income we earn on loans held for sale in the secondary market or the value of mortgage loans. See Notes 1, 5 and 10 of the financial statements for more information regarding risks related to our mortgage loans and lines of credit.

A change in interest rates may also potentially have a material impact on the interest income earned on our cash equivalents and short-term investments held at January 31, 2002.

Impact of Foreign Currency Rate Changes

We translate foreign currencies into U.S dollars for reporting purposes; currency fluctuations can have an impact, though generally immaterial, on our results. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our global subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. For the two quarters presented there was an immaterial currency exchange impact from our intercompany transactions. Currency exchange risk is also minimized since foreign debt is due exclusively in local foreign currencies. As of January 31, 2002, we did not engage in foreign currency hedging activities.

PART II
ITEM 1
LEGAL PROCEEDINGS

On March 3, 2000, a class action lawsuit, Bruce v. Intuit Inc., was filed in the United States District Court, Central District of California, Eastern Division. Two virtually identical lawsuits were later filed: Rubin v. Intuit Inc., was filed on March 8, 2000 in the United States District Court, Southern District of New York and Newby v. Intuit Inc. was filed on April 27, 2000, in the United States District Court, Central District of California, Eastern Division. The Bruce and Newby lawsuits were consolidated into one lawsuit, In re Intuit Privacy Litigation, filed on July 28, 2000 in the United States District Court of California, Eastern Division. Following Intuit’s successful motion to dismiss several of the claims, an amended complaint was filed on May 2, 2001. A similar lawsuit, Almanza v. Intuit Inc. was filed on March 22, 2000 in the Superior Court of the State of California, San Bernardino County, Rancho Cucamonga Division. An amended complaint in the Almanza suit was filed on October 26, 2000. These purported class actions alleged violations of various federal and California statutes and common law claims for invasion of privacy based upon the alleged intentional disclosure to third parties of personal and private customer information entered at Intuit’s Quicken.com Web site. The complaints sought injunctive relief, orders to disgorge profits related to the alleged acts, and statutory and other damages. In August 2001, Intuit and the plaintiffs’ counsel in all of the cases except Rubin reached an agreement in principle to resolve the cases, subject to court approval, based on terms that are not material to Intuit. The Rubin case was dismissed on November 19, 2001.

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

PART II
ITEM 2
CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)	On November 2, 2001, we issued 924,973 shares of our common stock as part of the consideration for our purchase of substantially all of the assets of OMware, Inc. (“OMware”), a provider of construction management software, pursuant to an Asset Purchase Agreement signed on August 22, 2001. We issued the shares to OMware, which in turn distributed the shares to its shareholders. Of these shares, 88,518 were issued to two individual shareholders of OMware, but they are being held in escrow to secure certain indemnity obligations of those shareholders under the Asset Purchase Agreement. We will also issue up to an additional $8 million of stock to the two individuals on August 1, 2002 and/or August 1, 2003, if the construction software business achieves certain future performance objectives. The shares issued and issuable in this transaction have been and will be issued without registration under the 1933 Act in reliance on an exemption under Section 3(a)(10) of the 1933 Act, after a hearing on the fairness of the transaction held under the provisions of the California Corporate Securities Law of 1968.

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Intuit’s Annual Meeting of Stockholders on January 18, 2002, our stockholders voted on the following proposals:

1.	Proposal to elect directors:

	For	Withheld

Stephen M. Bennett	187,313,421	2,158,684
Christopher W. Brody	188,477,321	994,784
William V. Campbell	187,134,869	2,337,236
Scott D. Cook	188,145,978	1,326,127
L. John Doerr	188,116,366	1,355,739
Donna L. Dubinsky	188,430,956	1,041,149
Michael R. Hallman	188,475,312	996,793
Stratton D. Sclavos	186,025,825	3,446,280

2.	Proposal to adopt the Intuit Inc. 2002 Equity Incentive Plan:

For	102,811,067
Against	85,674,550
Abstain	986,488
Broker Non-Votes	0

3.	Proposal to amend Intuit’s 1996 Employee Stock Purchase Plan to increase the number of shares of common stock available for issuance under that plan by 600,000 shares:

For	186,092,425
Against	2,435,822
Abstain	943,858
Broker Non-Votes	0

4.	Proposal to amend Intuit’s 1996 Directors Stock Option Plan to increase the number of shares of common stock available for issuance under that plan by 90,000 shares and to add annual option grants for members of the Audit and Compensation Committees of our Board of Directors:

For	121,933,756
Against	66,471,684
Abstain	1,066,665
Broker Non-Votes	0

5.	Proposal to ratify the appointment of Ernst & Young LLP as Intuit’s independent auditors for fiscal 2002:

For	188,147,873
Against	604,640
Abstain	719,592
Broker Non-Votes	0

ITEM 5
OTHER MATTERS

CHANGES IN EXECUTIVE OFFICERS

On January 17, 2002, we promoted Lorrie M. Norrington, Senior Vice President, Small Business Division, to the position of Executive Vice President, Small Business and Personal Finance Division.

On January 17, 2002, we promoted Sherry Whiteley, Vice President, Human Resources, to the position of Senior Vice President, Human Resources.

On February 1, 2002, we promoted William C. Emerson to the position of Intuit Vice President, Quicken Loans Division and to Chief Executive Officer of Quicken Loans, Inc., a subsidiary of Intuit. Mr. Emerson joined Intuit as Vice President of Mortgage Operations for Quicken Loans in June 2000. Prior to joining Intuit, he was President of Rock Home Loans @ Michigan National Bank from April 1999 to June 2000, Vice President of Branch Production and Operations at Rock Financial Corporation from May 1998 to April 1999, and Vice President of Call Center Production and Operations at Rock Financial Corporation from January 1997 to May 1998. Mr. Emerson holds a Bachelor of Science degree in Business Administration from Penn State University.

On February 15, 2002, Michael L. Hrastinski, Senior Vice President and Chief Information Officer, resigned from Intuit.

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

We have filed the following exhibits as part of this report:

Incorporated By Reference
Exhibit No.	Exhibit Description	Filed with this Form 10-Q	Form	File No.	Date Filed
10.01#	Term Sheet for Fulfillment Products and Services for FSG and P-TAP Non-Imprintable Products between John H. Harland Company (“Harland”) and Intuit, dated October 25, 2001	X
10.02#	Agreement for Purchase of Intuit-owned Inventory for FSG and P-TAP Non-Imprintable Products between Harland and Intuit, dated October 25, 2001	X
10.03+	Intuit Inc. 1993 Equity Incentive Plan, as amended through January 16, 2002	X
10.04+	Intuit Inc. 2002 Equity Incentive Plan, as amended through January 18, 2002, and form of grant document under the Plan		S-8	333-81446	01/25/02
10.05+	Intuit Inc. 1996 Employee Stock Purchase Plan, as amended through January 18, 2002		S-8	333-81328	01/24/02
10.06+	Intuit Inc. 1996 Directors Stock Option Plan, as amended through January 18, 2002, and form of grant documents under the plan		S-8	333-81324	01/24/02
10.07+	Amended and Restated Secured Balloon Payment Promissory Note between Intuit and Richard W. Ihrie, dated November 26, 2001	X
10.08+	Amended and Restated Secured Promissory Note between Intuit and Brooks W. Fisher, dated November 26, 2001	X
10.09+	Amended and Restated Secured Balloon Payment Promissory Note between Intuit and Stephen M. Bennett, dated November 26, 2001	X
10.10+	Separation Agreement between Intuit and Michael L. Hrastinski, dated February 15, 2002	X
10.11+	Amended and Restated Secured Full Recourse Balloon Payment Promissory Note (and related Stock Pledge Agreement) between Intuit and Stephen M. Bennett, dated February 19, 2002	X

#	We have requested confidential treatment for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission (the “SEC”). We omitted such portions from this filing and filed them separately with the SEC.

+	Management compensatory plan or arrangement.

Reports on Form 8-K filed during the second quarter of fiscal 2002:

1.	On November 8, 2001, Intuit filed a Form 8-K to report under Item 5 that, on November 2, 2001, it had completed its acquisition of OMware, Inc. We did not file financial statements with this report.

2.	On November 16, 2001, Intuit filed a Form 8-K to report under Item 5 its financial results for the quarter ended October 31, 2001. We included in the 8-K Intuit’s consolidated balance sheets and statements of operations as of and for the first quarter ended October 31, 2001.

3.	On January 24, 2002, Intuit filed a Form 8-K to report under Item 5 announcing that we had promoted Lorrie Norrington, Senior Vice President for the Small Business Division, to Executive Vice President, Small Business and Personal Finance Division.

4.	On February 14, 2002, Intuit filed a Form 8-K to report under Item 5 its financial results for the quarter ended January 31, 2002. We included in the 8-K Intuit’s consolidated balance sheets and statements of operations as of and for the second quarter ended January 31, 2002.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)

Date: February 28, 2002	By:	/s/ Greg J. Santora

Greg J. Santora Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.01#	Term Sheet for Fulfillment Products and Services for FSG and P-TAP Non-Imprintable Products between John H. Harland Company (“Harland”) and Intuit, dated October 25, 2001

10.02#	Agreement for Purchase of Intuit-owned Inventory for FSG and P-TAP Non-Imprintable Products between Harland and Intuit, dated October 25, 2001

10.03+	Intuit Inc. 1993 Equity Incentive Plan, as amended through January 16, 2002

10.07+	Amended and Restated Secured Balloon Payment Promissory Note between Intuit and Richard W. Ihrie, dated November 26, 2001

10.08+	Amended and Restated Secured Promissory Note between Intuit and Brooks W. Fisher, dated November 26, 2001

10.09+	Amended and Restated Secured Balloon Payment Promissory Note between Intuit and Stephen M. Bennett, dated November 26, 2001

10.10+	Separation Agreement between Intuit and Michael L. Hrastinski, dated February 15, 2002

10.11+	Amended and Restated Secured Full Recourse Balloon Payment Promissory Note (and related Stock Pledge Agreement) between Intuit and Stephen M. Bennett, dated February 19, 2002

#	We have requested confidential treatment for certain portions of this document pursuant to an application for confidential treatment sent to the SEC. We omitted such portions from this filing and filed them separately with the SEC.

+	Management compensatory plan or arrangement.