Form 10-Q
period 2002-04-30
INTUIT INC
filed 2002-05-31
CIK 896878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2002 or

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

Approximately 211,612,552 shares of Common Stock, $0.01 par value, as of April 30, 2002

FORM 10-Q
INTUIT INC.
INDEX

Page
Number

PART I FINANCIAL INFORMATION

ITEM 1: Financial Statements

Condensed Consolidated Balance Sheets as of July 31, 2001 and April 30, 2002	3

Condensed Consolidated Statements of Operations for the three and nine months ended April 30, 2001 and 2002	4

Condensed Consolidated Statements of Cash Flows for the nine months ended April 30, 2001 and 2002	5

Notes to Condensed Consolidated Financial Statements	6

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk	35

PART II OTHER INFORMATION

ITEM 1: Legal Proceedings	37

ITEM 5: Other Matters	38

ITEM 6: Exhibits and Reports on Form 8-K	39

Signatures	41

INTUIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	April 30,
	2001	2002

(In thousands; unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$450,104	$454,791
Short-term investments	1,119,305	1,297,133
Marketable securities	85,307	48,469
Customer deposits	230,410	283,748
Accounts receivable, net	27,990	69,216
Mortgage loans	123,241	279,506
Deferred income taxes	77,948	87,816
Prepaid expenses and other current assets	33,617	35,091

Total current assets	2,147,922	2,555,770

Property and equipment, net	185,969	181,442
Goodwill and intangibles, net	415,334	310,949
Long-term deferred income taxes	145,905	146,020
Investments	24,107	13,149
Other assets(1)	42,499	16,168

Total assets	$2,961,736	$3,223,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,400	$77,310
Payroll service obligations	205,067	256,369
Escrow liabilities	23,373	27,335
Drafts payable	63,518	67,005
Deferred revenue	137,305	97,509
Income taxes payable	82,661	104,293
Short-term note payable	38,672	17,451
Other current liabilities	170,966	255,001

Total current liabilities	787,962	902,273

Long-term obligations	12,413	11,209
Minority interest	35	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid in capital	1,725,490	1,753,768
Treasury stock, at cost	(8,497)	(46,488)
Deferred compensation	(21,720)	(16,055)
Accumulated other comprehensive income, net	28,180	8,996
Retained earnings	437,873	609,795

Total stockholders’ equity	2,161,326	2,310,016

Total liabilities and stockholders’ equity	$2,961,736	$3,223,498

(1)	Includes $9.5 million and $8.0 million of loans due from affiliates as of July 31, 2001 and April 30, 2002, respectively.

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	April 30,		April 30,

	2001	2002	2001	2002

(In thousands, except per share data; unaudited)
Net revenue:
Products	$244,709	$332,497	$736,784	$869,907
Services	161,846	198,355	273,839	381,772
Other	18,655	14,374	59,669	49,558

Total net revenue	425,210	545,226	1,070,292	1,301,237

Costs and expenses:
Cost of revenue:
Cost of products	29,345	35,070	118,755	141,314
Cost of services	39,533	38,628	108,231	112,901
Cost of other revenue	8,635	6,815	21,240	19,714
Amortization of purchased software	4,375	1,565	11,220	10,442
Customer service and technical support	37,538	45,807	116,068	137,899
Selling and marketing	68,479	89,830	215,146	256,656
Research and development	52,697	52,908	155,174	156,111
General and administrative	23,917	29,339	77,614	90,055
Charge for purchased research and development	238	—	238	—
Charge for vacant facilities	—	13,237	—	13,237
Acquisition-related charges	122,575	37,562	205,328	140,748
Loss on impairment of long-lived asset	—	—	—	27,000

Total costs and expenses	387,332	350,761	1,029,014	1,106,077

Income from operations	37,878	194,465	41,278	195,160
Interest and other income and expense, net	15,070	8,308	47,736	28,631
Gains (losses) on marketable securities and other investments, net	(11,504)	1,356	(87,307)	(9,266)
Gain on divestiture	—	8,308	1,639	8,308

Income before income taxes, minority interest and cumulative effect of accounting change	41,444	212,437	3,346	222,833
Income tax provision	55,294	67,938	38,566	50,893
Minority interest	451	18	598	18

Income (loss) before cumulative effect of accounting change	(14,301)	144,481	(35,818)	171,922
Cumulative effect of accounting change, net of income taxes of $9,543	—	—	14,314	—

Net income (loss)	$(14,301)	$144,481	$(21,504)	$171,922

Basic net income (loss) per share before cumulative effect of accounting change	$(0.07)	$0.68	$(0.17)	$0.81
Cumulative effect of accounting change	—	—	0.07	—

Basic net income (loss) per share	$(0.07)	$0.68	$(0.10)	$0.81

Shares used in per share amounts	208,715	211,614	207,345	211,724

Diluted net income (loss) per share before cumulative effect of accounting change	$(0.07)	$0.67	$(0.17)	$0.79
Cumulative effect of accounting change	—	—	0.07	—

Diluted net income (loss) per share	$(0.07)	$0.67	$(0.10)	$0.79

Shares used in per share amounts	208,715	217,173	207,345	217,667

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	April 30,

	2001	2002

(In thousands; unaudited)
Cash flows from operating activities:
Net income (loss)	$(21,504)	$171,922
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of goodwill, purchased intangibles and deferred compensation	213,144	153,318
Depreciation	45,208	50,580
Net loss from marketable securities and other investments	87,307	9,266
Charge for purchased research and development	238	—
Charge for vacant facilities	—	13,237
Loss on impairment of long-lived asset	—	27,000
Loss on disposal of property and equipment	—	1,915
Cumulative effect of accounting change	(23,857)	—
Minority interest	598	18
Deferred income tax expense	1,755	43
Gain on divestiture	(1,639)	(8,308)
Tax benefit from employee stock options	48,038	30,639
Changes in operating assets and liabilities:
Customer deposits	(40,266)	(53,338)
Accounts receivable	(35,445)	(40,928)
Mortgage loans	(85,634)	(156,265)
Prepaid expenses and other current assets	(10,071)	4,598
Accounts payable	(14,711)	10,581
Payroll service obligations	20,702	51,302
Escrow liabilities	18,879	3,962
Drafts payable	52,965	3,487
Deferred revenue	(25,204)	(41,024)
Income taxes payable	(44,369)	21,632
Other accrued liabilities	40,932	83,154

Net cash provided by operating activities	227,066	336,791

Cash flows from investing activities:
Change in other assets	7,738	(575)
Purchases of property and equipment	(58,011)	(48,219)
Proceeds from the sale of marketable securities	25,238	7,122
Purchases of short-term investments	(2,581,316)	(2,085,073)
Liquidation and maturity of short-term investments	2,501,607	1,905,812
Acquisitions of businesses, net of cash acquired	(164,059)	(7,532)
Purchases of long-term investments	(3,694)	—

Net cash used in investing activities	(272,497)	(228,465)

Cash flows from financing activities:
Principal payments on long-term debt and notes payable	(2,610)	(27,484)
Net proceeds under warehouse line of credit	1,125	—
Net proceeds from issuance of common stock	65,086	72,586
Purchase of treasury stock	—	(149,265)

Net cash provided by (used in) financing activities	63,601	(104,163)

Effect of foreign currency translation	2,481	524
Net increase in cash and cash equivalents	20,651	4,687
Cash and cash equivalents at beginning of period	416,953	450,104

Cash and cash equivalents at end of period	$437,604	$454,791

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

We have included all normal recurring adjustments considered necessary to give a fair presentation of our operating results for the periods shown. Results for the three and nine months ended April 30, 2002 do not necessarily indicate the results to be expected for the fiscal year ending July 31, 2002 or any other future period. These statements and accompanying notes should be read together with the audited consolidated financial statements for the fiscal year ended July 31, 2001 included in Intuit’s Form 10-K, filed with the Securities and Exchange Commission on October 5, 2001.

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

We recognize revenue from payroll processing and payroll tax filing services as the services are performed, provided we have no other remaining obligations. We generally require customers to remit payroll and payroll tax liability funds to us in advance of the applicable payroll due date, via electronic funds transfer. We include in total net revenue the interest earned on invested balances resulting from timing differences between the collection of these funds from customers and the remittance of such funds to outside parties, because this interest income represents an integral part of the revenue generated from our services. We recognize this interest as it is earned.

We defer loan origination revenue and the associated commissions and processing costs on loans held for sale until the related loan is sold. We recognize gains and losses on loans at the time we sell them, based upon the difference between the selling price and the carrying value of the related loans sold. We recognize interest income on mortgage loans held for sale in loan revenue as it is earned, and we recognize interest expenses on related borrowings as cost of revenue as we incur them.

Interest income generated from our general cash and cash equivalents balance is included in other income because this interest income does not result from our operating activities.

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

Customer Service and Technical Support

Customer service and technical support costs include the costs associated with performing order processing, answering customer inquiries by telephone and through Web sites and other electronic means and providing free technical support assistance to customers. In connection with the sale of certain products, we provide a limited amount of free technical support assistance to customers. We do not defer the recognition of any revenue associated with sales of these products, since the cost of providing this free technical support and related customer service is insignificant. The technical support is provided within one year after the associated revenue is recognized and free product enhancements are minimal and infrequent. We accrue the estimated cost of providing this free support upon product shipment.

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

We measure impairment loss related to long-lived assets based on the amount by which the carrying amount of such assets exceeds their fair values. Our measurement of fair value is generally based on an analysis of future discounted cash flows, based on available information and reasonable and supportable assumptions and projections. The discounted cash flow analysis considers the likelihood of possible outcomes and is based on our best estimate of projected future cash flows. If necessary, we perform subsequent calculations to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets. If market values for the assets were not available, we would calculate the fair value using the present value of estimated expected future discounted cash flows. The cash flow calculations, including the discount rate, would be based on management’s best estimates, using appropriate assumptions and projections at the time. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” In October 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We intend to implement both SFAS 142 and SFAS 144 beginning in the first quarter of fiscal 2003. See “Recent Pronouncements” below for more information.

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

We sell a significant portion of our products through third-party distributors and retailers. As a result, we face risks related to the collectibility of our trade accounts receivable. Due to changes in our distribution relationships during fiscal 2002, we are selling an increasing proportion of products directly to retailers, rather than through distributors. At April 30, 2002, our two largest distributors collectively accounted for about 9% of our accounts receivable balance. By comparison, at April 30, 2001, we had one distributor that accounted for approximately 25% of our accounts receivable balance. At April 30, 2002, two of our major retail customers collectively accounted for approximately 20% of our accounts receivable balance whereas our top two retailers at April 30, 2001 accounted for slightly less than 10% of our accounts receivable balance. To appropriately manage this risk, we perform ongoing evaluations of customer credit. Generally, we do not require collateral. We maintain reserves for estimated credit losses and these losses have historically been within our expectations. However, since we cannot necessarily predict future changes in the financial stability of our customers, we cannot guarantee that our reserves will continue to be adequate.

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

Loan commitments subject us to market risks and credit risks. Market risk is the risk that interest rates may rise after a loan commitment is made. To offset this risk on conventional mortgage loans and government-insured loans that are in process, we utilize mandatory forward sale commitments. At April 30, 2002, we had $200.9 million in mandatory forward sale commitments for future delivery of mortgages to Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. Loan commitments also involve credit risk relating to the customer. We use the same credit policies for making credit commitments as we do for the underlying loan product. See Note 5 for more information on loan commitments.

Recent Pronouncements

On June 29, 2001, the FASB issued SFAS 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets.”

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

In October 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which applies to financial statements issued for fiscal years beginning after December 15, 2001. SFAS 144 supersedes FASB Statement 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of APB Opinion 30, “Reporting the Results of Operations.” SFAS 144 provides a single accounting model for long-lived assets we expect to dispose of and significantly changes the criteria for classifying an asset as held-for-sale. This classification is important because held-for-sale assets are not depreciated and are stated at the lower of fair value or carrying amount. SFAS 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are actually incurred, rather than when the amount of the loss is estimated, as presently required. We will adopt SFAS 144 effective August 1, 2002 and do not expect the adoption of SFAS 144 to have a material impact on our consolidated financial statements.

In November 2001, the Emerging Issues Task Force (“EITF”) released Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” which applies to annual or interim financial statement periods beginning after December 15, 2001. The release provides that cash consideration (including sales incentives) that we give to our customers or resellers should be accounted for as a reduction of revenue unless we receive a benefit that is identifiable and that can be reasonably estimated. We adopted this new release prospectively to transactions beginning in the quarter ended April 30, 2002. The adoption of EITF Issue No. 01-09 did not have a material impact on our total net revenue.

Foreign Currency

The functional currency of all our foreign subsidiaries is the local currency. Assets and liabilities of our foreign subsidiaries are translated at the exchange rate on the balance sheet date. Revenue, costs and expenses are translated at average rates of exchange in effect during the reporting period. We report translation gains and losses as a separate component of stockholders’ equity. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statement of operations and were immaterial in all periods presented.

2. Cash and Cash Equivalents and Short-Term Investments

The following schedule summarizes the estimated fair value of our cash and cash equivalents and short-term investments:

	July 31,	April 30,
	2001	2002

(In thousands)
Cash and cash equivalents:
Cash	$33,427	$34,227
Certificate of deposits	5,600	5,446
Money market funds	406,077	415,118
Municipal bonds	5,000	—

	$450,104	$454,791

Short-term investments:
Corporate notes	$63,723	$61,563
Municipal bonds	1,030,442	1,215,312
U.S. government securities	25,140	20,258

	$1,119,305	$1,297,133

The following table outlines the estimated fair value of Intuit’s available-for-sale debt securities held in short-term investments classified by the maturity date of the security:

	July 31,	April 30,
	2001	2002

(In thousands)
Due within one year	$215,205	$249,669
Due within two years	221,620	216,691
Due within three years	—	4,000
Due after three years	682,480	826,773

	$1,119,305	$1,297,133

3. Marketable Securities and Other Investments

We held the following available-for-sale securities at July 31, 2001 and April 30, 2002. The cost basis reflects adjustments for other-than-temporary impairments in value as well as sales of securities:

		Gross Unrealized
	Cost			Estimated
	Basis	Gains	Losses	Fair Value

(In thousands)
July 31, 2001
Checkfree Corporation common stock	$35,621	$37,215	$—	$72,836
S1 Corporation common stock	7,741	2,714	—	10,455

	$43,362	$39,929	$—	$83,291

April 30, 2002
Checkfree Corporation common stock	$31,934	$12,146	$—	$44,080
S1 Corporation common stock	4,924	—	(535)	4,389

	$36,858	$12,146	$(535)	$48,469

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

The fair values of our long-term investments (consisting primarily of equity investments in privately held companies) have also declined substantially since our initial investments due to the volatility and economic downturn in the high technology industry.

During the nine months ended April 30, 2002, we sold 280,000 shares of Security First Technologies, now known as S1 Corporation (“S1”), and 250,000 shares of Checkfree Corporation and recognized realized gains of $1.9 million and $1.4 million, respectively. These gains were offset by a realized loss of $1.9 million recorded in connection with the sale of our options to purchase additional shares of S1. In addition, we sold 37,906 shares of 724 Solutions and 1,533,504 shares of Excite@Home and recognized aggregate losses of $1.6 million during the nine months ended April 30, 2002. For our long-term investments, we recorded losses of $3.3 million for other-than-temporary declines in value on our investments recorded at cost and $5.7 million to reflect declines in the market price of our S1 options. This resulted in combined net losses on marketable securities and other investments of $9.3 million for the nine months ended April 30, 2002.

During fiscal 2001, we adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires us to recognize all derivatives as either assets or liabilities on the balance sheet and record those instruments at fair value. In May 1999, we completed a $50 million investment (970,813 shares) in S1. In connection with this agreement, we received options to purchase 4.8 million additional shares of S1 common stock, at a per-share purchase price of $51.50. These options contained a net-exercise feature. In August 2000, we recorded the cumulative effect of the change in accounting for derivatives for our 4.8 million S1 options held in long-term investments. This resulted in a one-time cumulative effect of $14.3 million, net of income taxes totaling $9.5 million, in the first quarter of fiscal 2001. SFAS 133 requires the derivatives to be carried at fair value, so subsequent fluctuations in the fair value of these options were included in our net income (loss) until we sold them. For the three and nine months ended April 30, 2001 these fluctuations resulted in losses of $3.4 million and $13.4 million net of income taxes, which increased the basic and diluted net loss per share for the periods by $0.02 and $0.06 per share. During the first quarter of fiscal 2002, we sold these options and recorded a realized loss of $1.9 million.

4. Goodwill and Intangible Assets

Goodwill and purchased intangible assets consisted of the following at the dates indicated:

		Net balance at
	Life in
	Years	July 31, 2001	April 30, 2002

(In thousands)
Goodwill	3-5	$326,986	$240,221
Customer lists	3-5	53,423	39,508
Covenants not to compete	3-5	3,060	3,174
Purchased technology	1-5	24,078	21,468
Assembled workforce	2-5	3,598	2,233
Trade names and logos	1-15	4,189	4,345

		$415,334	$310,949

Balances presented above are net of total accumulated amortization of $598.1 million at July 31, 2001 and $524.8 million at April 30, 2002. Accumulated amortization declined during the nine-month period due to the retirement of fully amortized goodwill and intangible assets.

As discussed in Note 1, we regularly perform reviews to determine if there are events or circumstances that indicate the carrying values of our goodwill and intangible assets may be impaired. During the second quarter of fiscal 2002, events and circumstances indicated impairment of goodwill and intangible assets that we received in connection with our acquisitions of the Internet-based advertising business that we acquired from Venture Finance Software Corp. in August 2000 (part of our Personal Finance business) and the Site Solutions business that we acquired from Boston Light Corp. in August 1999 (part of our Small Business operations).

Indicators of impairment for our Internet-based advertising business included a steep decline in demand for online advertising reflecting the industry-wide decline in Internet advertising spending, as well as management’s assessment that revenues and profitability would continue to decline in the future based on analyses and forecasts completed during the second quarter of fiscal 2002. The primary indicator of impairment for our Site Solutions business was management’s decision to transfer the customer base of Site Solutions and collaborate with a third party to provide the website building service. This collaboration, which began in the second quarter of fiscal 2002, eliminated our use of technology purchased from Boston Light.

In each case, we measured the impairment loss based on the amount by which the carrying amount of the assets exceeded their fair value based on lower projected profits and decreases in cash flow. Our measurement of fair value was based on an analysis of the future discounted cash flows as discussed in Note 1. Based on our analyses, in the second quarter of fiscal 2002 we recorded charges of $22.6 million ($17.4 million to acquisition-related charges and $5.2 million to amortization of purchased software) to reduce the carrying value of the assets associated with our Internet-based advertising business to zero, and a charge of $4.7 million ($4.6 million to acquisition-related charges and $0.1 million to amortization of purchased software) to reduce the carrying value of assets relating to our Site Solutions business to zero.

We classify the following expenses as acquisition-related charges in our consolidated statements of operations:

	Three Months Ended		Nine Months Ended

	April 30,	April 30,	April 30,	April 30,
	2001	2002	2001	2002

(In thousands)
Amortization of goodwill	$37,880	$29,170	$106,504	$93,460
Amortization of purchased intangibles	6,458	7,140	18,184	20,946
Amortization of acquisition-related deferred compensation	1,233	1,252	3,563	4,336
Impairment charges	77,000	—	77,000	22,006
Other	4	—	77	—

	$122,575	$37,562	$205,328	$140,748

5. Loan Commitments

The following table summarizes mortgage loan commitments to extend credit at July 31, 2001 and April 30, 2002:

	July 31, 2001		April 30, 2002

	Fixed-rate	Variable-rate	Fixed-rate	Variable-rate

(In thousands)
Conventional prime loans	$303,100	$72,500	$473,500	$143,600
Sub-prime loans	4,300	1,200	4,400	2,600

	$307,400	$73,700	$477,900	$146,200

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

The components of accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Marketable	Short-term	Foreign Currency
Nine months ended April 30, 2001	Securities	Investments	Translation	Total

(In thousands)
Beginning balance gain (loss), net of income taxes	$58,561	$—	$(2,975)	$55,586
Unrealized loss, net of income tax benefit of $12,932	(19,398)	—	—	(19,398)
Reclassification adjustment for realized gain included in net loss, net of income tax benefit of $4,685	(7,027)	—	—	(7,027)
Translation adjustment gain	—	—	2,401	2,401

Ending balance, net of income tax benefit of $17,617	$32,136	$—	$(574)	$31,562

Nine months ended April 30, 2002

(In thousands)
Beginning balance gain (loss), net of income taxes	$23,958	$4,686	$(464)	$28,180
Unrealized loss, net of income tax benefit of $10,759 and $1,823	(16,139)	(2,734)	—	(18,873)
Reclassification adjustment for realized gain included in net income, net of income tax benefit of $568	(853)	—	—	(853)
Translation adjustment gain	—	—	542	542

Ending balance, net of income tax benefit of $13,150	$6,966	$1,952	$78	$8,996

The following table summarizes comprehensive income (loss) for the periods indicated:

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30, 2001	April 30, 2001	April 30, 2002	April 30, 2002

(in thousands)
Net income (loss)	$(14,301)	$(21,504)	$144,481	$171,922
Other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities	(27,129)	(26,425)	5,656	(16,992)
Change in unrealized gain (loss) on short-term investments	—	—	(1,362)	(2,734)
Change in foreign currency translation adjustments	1,295	2,401	(775)	542

	$(40,135)	$(45,528)	$148,000	$152,738

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

9. Loss on Impairment of Long-lived Asset

In connection with the sale of our Quicken Bill Manager business in May 2001, we acquired a $27 million long-term asset related to future consideration from the purchasing company, which was recorded as “other assets” on the balance sheet. We were entitled to cash and/or shares of the purchaser’s common stock beginning in February 2002. As discussed in Note 1, we regularly perform reviews to determine if the carrying values of our long-lived assets are impaired. The reviews look for facts or circumstances, either internal or external, that indicate that the carrying value of an asset cannot be recovered. During the three months ended October 31, 2001, events and circumstances indicated impairment of this asset. These indicators included the deterioration of the purchasing company’s financial position (including cash flows and liquidity) and the decreased likelihood that it would receive future funding. We considered the implied fair value of our investment based on the purchasing company’s most recent round of planned funding, as well as the fair value of our investment if funding were received. Based on our analysis we recorded a charge of $27 million in the first quarter of fiscal 2002 to reduce the carrying value of this asset to its fair value of zero.

10. Charge for Vacant Facilities

During the quarter ended April 30, 2002, we concluded that we would not occupy two vacant leased buildings in Mountain View, California and that we would be unable to recover a substantial portion of our lease obligations from sublessors. The resulting $13.2 million charge for vacant facilities has been calculated using management’s best estimates and is based upon the remaining future lease commitments for these facilities at April 30, 2002, net of estimated future sublease income. The estimated costs of abandoning these leased facilities were based on market information and trend analyses compiled by our facilities management team with the help of a commercial real estate brokerage firm retained by Intuit. Actual future cash payments may differ by a maximum of $3.7 million from the reserve balance at April 30, 2002 if we are unable to sublease either of the properties.

11. Gain on Divestiture

In March 2002, we paid $12.0 million to terminate a $20.3 million obligation for an interactive services agreement related to our Quicken Bill Manager business, which we sold in May 2001. We wrote off the $27 million asset acquired in connection with that sale in the first quarter of fiscal 2002 (see Note 9). In connection with the termination of the interactive services agreement, we recorded a pre-tax gain of $8.3 million and related tax expense of $2.7 million in the quarter ended April 30, 2002.

12. Borrowings

As of April 30, 2002, we had one mortgage line of credit with no amounts outstanding. Advances may be drawn for working capital and sub-prime and conventional prime mortgage loans, with the maximum amount based on a formula computation. Advances are due on demand and are collateralized by residential first and second mortgages. Interest is paid on a monthly basis. The maximum outstanding balance permitted under this line is $20 million.

Drafts payable represent funds we advance for mortgages we originate.

13. Industry Segment and Geographic Information

SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for companies to disclose certain information about operating segments in the company’s financial reports. Consistent with SFAS 131, we have determined our five operating segments, described below, based on factors such as how we manage our operations and how our chief operating decision maker views results.

Intuit does not track assets by operating segments. Consequently, we do not disclose assets by operating segments. The following unaudited results for the nine months ended April 30, 2001 and 2002 are broken out by our operating segments. Prior period information has been reclassified to conform to the current period financial presentation for comparability.

	Small		Personal	Quicken	Global
Nine months ended	Business	Tax	Finance	Loans	Business
April 30, 2001	Division	Division	Division	Division	Division	Other (1)	Consolidated
(In thousands)

Product revenue	$268,389	$333,927	$74,894	$—	$59,574	$—	$736,784
Service revenue	65,986	106,395	10,134	72,206	19,118	—	273,839
Other revenue	16,719	3,066	38,031	—	1,853	—	59,669

Total net revenue	351,094	443,388	123,059	72,206	80,545	—	1,070,292

Segment operating income	114,908	260,915	23,613	13,728	11,388	—	424,552
Common expenses	—	—	—	—	—	(166,488)	(166,488)

Sub-total operating income (loss)	114,908	260,915	23,613	13,728	11,388	(166,488)	258,064
Realized net losses on marketable securities	—	—	—	—	—	(87,307)	(87,307)
Acquisition-related costs	—	—	—	—	—	(216,786)	(216,786)
Interest and other income and expense, net	—	—	—	—	—	47,736	47,736
Gain on divestiture	—	—	—	—	—	1,639	1,639

Net income (loss) before taxes, minority interest and cumulative accounting change	$114,908	$260,915	$23,613	$13,728	$11,388	$(421,206)	$3,346

	Small		Personal	Quicken	Global
Nine months ended	Business	Tax	Finance	Loans	Business
April 30, 2002	Division	Division	Division	Division	Division	Other (1)	Consolidated
(In thousands)

Product revenue	$314,123	$421,900	$65,558	$—	$64,627	$3,699	$869,907
Service revenue	89,927	128,886	6,322	140,048	15,458	1,131	381,772
Other revenue	3,875	2,734	39,070	—	3,879	—	49,558

Total net revenue	407,925	553,520	110,950	140,048	83,964	4,830	1,301,237

Segment operating income (loss)	130,486	345,789	30,787	52,242	16,979	(3,148)	573,135
Common expenses	—	—	—	—	—	(186,548)	(186,548)

Sub-total operating income (loss)	130,486	345,789	30,787	52,242	16,979	(189,696)	386,587
Realized net losses on marketable securities	—	—	—	—	—	(9,266)	(9,266)
Gain on divestiture	—	—	—	—	—	8,308	8,308
Acquisition-related costs	—	—	—	—	—	(151,190)	(151,190)
Charge for vacant facilities	—	—	—	—	—	(13,237)	(13,237)
Loss on impairment of long-lived asset	—	—	—	—	—	(27,000)	(27,000)
Interest and other income and expense, net	—	—	—	—	—	28,631	28,631

Net income (loss) before taxes, minority interest and cumulative accounting change	$130,486	$345,789	$30,787	$52,242	$16,979	$(353,450)	$222,833

(1)	Other includes revenue and segment operating income (loss) related to our Construction Business Solutions operations as well as reconciling items such as acquisition-related costs, including amortization of purchased software and charges for purchased research and development, and other common costs not allocated to specific segments.

14. Notes Payable and Commitments

In March 2001, our Japanese subsidiary, Intuit KK, refinanced its one-year loan agreement with a Japanese bank for approximately $29.2 million. During the third quarter of fiscal 2002, we elected to pay half the outstanding balance and obtained a three-month extension on the remaining balance of approximately $14.6 million. The loan is denominated in Japanese yen. The interest rate is variable based on the Tokyo inter-bank offered rate or the short-term prime rate offered in Japan. At April 30, 2002, the rate was approximately 0.59%. The fair value of the loan approximates cost as the interest rate on the borrowings is adjusted periodically to reflect market rates, which are currently significantly lower in Japan than in the United States. We are obligated to pay interest only on the loan through July 2002.

15. Other Current Liabilities

Other current liabilities consisted of the following at the dates indicated:

	July 31,	April 30,
	2001	2002

(In thousands)
Accrued compensation and related liabilities	$64,325	$94,053
Reserve for returns and exchanges	31,510	56,073
Future payments due for CRI acquisition	23,969	25,157
Other acquisition and disposition related items	18,001	15,669
Rebates	10,130	30,029
Other accruals	23,031	34,020

	$170,966	$255,001

16. Income Taxes

Intuit computes the provision (benefit) for income taxes by applying the estimated annual effective tax rate to recurring operations and other taxable items. Our effective tax rate for the first nine months of fiscal 2002 differs from the federal statutory rate primarily because of a tax benefit related to a divestiture that became available during the second quarter of fiscal 2002.

17. Stockholders’ Equity

Stock Repurchase Program

In May 2001, Intuit’s Board of Directors authorized the company to repurchase up to $500 million of common stock from time to time in the open market over a three-year period. The stock repurchase program is intended to help offset some of the dilution resulting from the issuance of shares under Intuit’s employee stock plans. During the nine months ended April 30, 2002, we had repurchased approximately 3,744,800 shares of our common stock under this program (which became treasury shares) for an aggregate cost of approximately $149.3 million. During this period we reissued 2,708,719 shares of treasury stock in connection with employee stock plans, which were valued at $111.2 million (using the average purchase price per Intuit share).

Repurchases through April 30, 2002 have had no significant impact upon our income or loss per share. Intuit intends to continue using its cash and cash equivalents to fund these repurchases.

18. Benefit Plan

Intuit adopted the Executive Deferred Compensation Plan effective March 15, 2002. The plan allows key employees who meet minimum compensation and job responsibility criteria to defer up to 50% of their salaries and up to 100% of their bonuses and commissions. We have agreed to credit the participants’ contributions with earnings that reflect the performance of certain independent investment funds. We may also make discretionary employer contributions to participant accounts. The timing, amounts and vesting schedules of employer contributions are at our sole discretion. The benefits under this plan are unsecured and are general assets of Intuit. Participants are generally eligible to receive payment of their vested benefit at the end of their elected deferral period or upon termination of their employment with Intuit for any reason, including retirement, disability or death. Discretionary company contributions and the related earnings vest completely upon the participant’s disability, death or a change of control of Intuit. During the three months ended April 30, 2002, we made no employer contributions to the plan.

19. Litigation

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

20. Subsequent Events

On May 7, 2002, we entered into a definitive agreement with CBS Employer Services, Inc. (“CBS”) pursuant to which Intuit will acquire all of the outstanding stock of CBS. CBS is a leading provider of full-service outsourced payroll functions for small businesses. Intuit plans to combine its outsourced payroll business with that of CBS under the leadership of CBS’s chief executive officer. Intuit’s payroll processing center in Reno, Nevada and CBS’s payroll processing center in San Bernardino, California will be the largest centers for the combined businesses. Under the terms of the agreement, Intuit will acquire all of the outstanding stock of CBS for approximately $74.5 million in cash and $3.5 million in Intuit stock. The transaction has been approved by the boards of both Intuit and CBS and is expected to close in the fourth quarter of fiscal 2002, subject to various conditions, including approval of CBS’s shareholders and customary regulatory and other approvals.

On May 8, 2002, we entered into a definitive agreement with The Flagship Group, the parent company of American Fundware, Inc. (“American Fundware”) pursuant to which Intuit will acquire all of the outstanding stock of The Flagship Group. American Fundware offers financial accounting solutions for nonprofit organizations. American Fundware will be operated as a separate business unit of Intuit led by American Fundware’s chief executive officer and headquartered in Denver, Colorado. Under the terms of the agreement, Intuit will acquire all of the outstanding stock of The Flagship Group for approximately $22 million in Intuit stock and $4 million in cash. The transaction has been approved by the boards of both Intuit and The Flagship Group and is expected to close in the fourth quarter of fiscal 2002, subject to various conditions, including approval of The Flagship Group’s shareholders and customary other approvals.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Cautions about Forward Looking Statements

Throughout this Form 10-Q, you will find “forward-looking” statements, or statements about events or circumstances that have not yet occurred. In some cases, you can identify these statements by forward-looking words such as “may,” “will,” “should,” “plans,” “believes,” “predicts,” or “continue,” and other similar terms. These statements include statements about the seasonality of our businesses, the trends we see in the revenue from our various businesses and in the markets in which we compete, our projected costs and expenses, the effect of changes in our business model and operational processes and our capital needs. The section “Risks That Could Affect Future Results” also contains forward-looking statements. These forward-looking statements involve risks and uncertainties and our actual results could differ materially. We cannot guarantee future results or that current expectations will be accurate, and we will not update information in this Form 10-Q if any forward-looking statement later turns out to be inaccurate. The important factors that could cause our results to differ are discussed under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks That Could Affect Future Results,” at the end of Item 2. You should read Item 2 in conjunction with the Consolidated Financial Statements and related Notes in Part I, Item 1 of this Form 10-Q and our fiscal 2001 Form 10-K. We encourage you to read these sections carefully.

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

Our businesses are highly seasonal — particularly our tax business, but also small business and personal finance to a lesser extent. Sales of tax products are heavily concentrated in the period from November through April. Sales of personal finance and small business products are typically strongest during the calendar year-end holiday buying season and the beginning of the calendar year, and therefore major product launches for these products usually occur in the fall or early winter to take advantage of these customer buying patterns. These seasonal patterns mean that our total net revenue is usually highest during our second and third fiscal quarters. We typically report a loss in our first and fourth quarters when revenue from our seasonal businesses is relatively lower than our second and third quarters, but operating expenses to develop new products and services continue at relatively consistent levels. Operating results can also fluctuate for other reasons such as changes in product release dates, occasional events such as acquisitions, dispositions, gains and losses from marketable securities, and product price cuts in quarters with relatively high fixed expenses.

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

•	Net Revenue — Return and Rebate Reserves. As part of our revenue recognition policy, we estimate future product returns and rebate payments. These estimates determine our revenue reserves. We make these estimates based primarily on our past return and rebate experience. We also consider the volume and price mix of products in the retail channel, trends in retailer inventory, economic trends that might impact customer demand for our products (including the competitive environment), the economic value of the rebates being offered and other factors. In the past, actual returns and rebates have not generally exceeded our reserves. However, actual returns and rebates in any future period are inherently uncertain. If we changed our assumptions and estimates, our revenue reserves would change, which would impact the net revenue we report. In addition, if actual returns and rebates are significantly greater than the reserves we have established, the actual results would decrease our future reported revenue. Conversely, if actual returns and rebates are significantly less than our reserves, this would increase our future reported revenue.

•	Goodwill, Purchased Intangibles and Other Long-Lived Assets — Impairment Assessments. Under current accounting standards, which will change at the start of our next fiscal year, we make judgments about the remaining useful lives of goodwill, purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate an other-than-temporary impairment in the remaining value of the assets recorded on our balance sheet. In order to judge the remaining useful life of an asset, we make various assumptions about the value of the asset in the future. This may include assumptions about future prospects for the business that the asset relates to and typically involves computations of the estimated future cash flows to be generated by these businesses. Based on these judgments and assumptions, we determine whether we need to take an impairment charge to reduce the value of the asset stated on our balance sheet to reflect its actual fair value. Judgments and assumptions about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the judgments and assumptions we have made in the past have been reasonable and appropriate, different judgments and assumptions could materially impact our reported financial results. More conservative assumptions of the anticipated future benefits from these businesses would result in greater impairment charges, which would decrease net income and result in lower asset values on our balance sheet. Conversely, less conservative assumptions would result in smaller impairment charges, higher net income and higher asset values. See Notes 1 “Goodwill, Purchased Intangible Assets and Other Long-lived Assets,” 4 and 9 of the financial statements for more details about how we make these judgments.

•	Concentration of Credit Risk — Reserves for Uncollectible Accounts Receivable. We make ongoing assumptions relating to collectibility of our accounts receivable. The accounts receivable amount on our balance sheet includes a reserve for accounts that might not be paid. In determining the amount of the reserve, we consider our historical level of credit losses. We also make judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and we assess current economic trends that might impact the level of credit losses in the future. Our credit losses have generally been less than our reserve. However, since we cannot predict future changes in the financial stability of our customers, we cannot guarantee that our reserves will continue to be adequate. If actual credit losses are significantly greater than the reserve we have established, that would increase our general and administrative expenses and reduce our reported net income. Conversely, if actual credit losses are significantly less than our reserve, this would eventually decrease our general and administrative expenses and increase our reported net income. See Note 1 of the financial statements “Concentration of Credit Risk” for more details about our accounts receivable.

•	Income Taxes — Estimates of Effective Tax Rates, Deferred Taxes and Valuation Allowance. When we prepare our consolidated financial statements, we must estimate our income taxes in each jurisdiction where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items (such as deferred revenue) for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are shown on our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not likely, we must establish a valuation allowance. When we establish a valuation allowance or increase this allowance in an accounting period, we must record a tax expense in our statement of operations.

Significant management judgment is required to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Our net deferred tax asset as of April 30, 2002 was $233.9 million, net of the valuation allowance of $11.4 million. We recorded the valuation allowance to reflect uncertainties about whether we will be able to utilize some of our deferred tax assets (primarily consisting of certain net operating losses carried forward by our non-U.S. subsidiaries) before they expire. The valuation allowance is based on our estimates of taxable income by the jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. If actual results differ from these estimates or if we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could materially reduce our net income.

Results of Operations

We have categorized the following total net revenue discussion by our business divisions. The table below shows each business division’s percentage of our total net revenue for the three- and nine-month periods ended April 30, 2001 and 2002. Information for fiscal 2001 has been reclassified to conform to fiscal 2002 financial presentation for comparability. See Note 13 of the financial statements for additional information about our business segments, which correspond to the business divisions described below.

Total Net Revenue	Q3	% Total Net	Q3	% Total Net	Q3%	YTD	% Total Net	YTD	% Total Net	YTD %
	FY01	Revenue	FY02	Revenue	Change	FY01	Revenue	FY02	Revenue	Change

(Dollars in millions)

Small Business
Product	$71.8		$99.9			$268.4		$314.1
Service	23.5		29.2			66.0		89.9
Other	7.0		0.7			16.7		3.9

Subtotal	102.3	24%	129.8	24%	27%	351.1	33%	407.9	31%	16%

Tax
Product	139.9		198.2			333.9		422.0
Service	93.4		117.8			106.4		128.9
Other	0.4		1.3			3.1		2.7

Subtotal	233.7	55%	317.3	58%	36%	443.4	41%	553.6	43%	25%

Personal Finance
Product	15.1		10.2			74.9		65.5
Service	4.1		1.6			10.1		6.3
Other	10.8		12.1			38.0		39.1

Subtotal	30.0	7%	23.9	4%	(20)%	123.0	11%	110.9	9%	(10)%

Quicken Loans
Product	—		—			—		—
Service	35.2		43.5			72.2		140.0
Other	—		—			—		—

Subtotal	35.2	8%	43.5	8%	24%	72.2	7%	140.0	11%	94%

Global Business
Product	17.9		20.5			59.6		64.6
Service	5.6		5.1			19.1		15.5
Other	0.5		0.3			1.9		3.9

Subtotal	24.0	6%	25.9	5%	8%	80.6	8%	84.0	6%	4%

Other
Product	—		3.7			—		3.7
Service	—		1.1			—		1.1
Other	—		—			—		—

Subtotal	—	0%	4.8	1%	n/a	—	0%	4.8	0%	n/a

Total net revenue	$425.2	100%	$545.2	100%	28%	$1,070.3	100%	$1,301.2	100%	22%

Small Business Division

Small Business Division product revenue is derived primarily from QuickBooks desktop software products, financial supplies and our Basic payroll offering. Small Business Division services revenue is derived primarily from our Deluxe and Premier payroll services and from QuickBooks support plans.

Small Business Division total net revenue increased 27% in the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001. Total QuickBooks-related revenue (which includes QuickBooks desktop, QuickBooks Internet Gateway, QuickBooks support plans and QuickBooks for the Web) for the quarter increased 36% compared to the same period last year. QuickBooks desktop product revenue alone grew much faster, experiencing 65% growth that reflected higher average selling prices that were driven by the November 2001 launch of our higher-priced QuickBooks Premier products, as well as higher unit sales. The volume increase was driven by strong upgrade sales, which we believe were due in part to our decision to discontinue technical support and tax table services during calendar 2002 for customers using certain older versions of QuickBooks. We believe that the availability of a range of Intuit Developer Network offerings to QuickBooks 2002 customers may also have contributed to the stronger upgrade sales. Third quarter QuickBooks-related revenue growth also reflected strong results from QuickBooks support plans. In August 2001, we began offering several higher-end support plans, which resulted in significantly higher average selling prices that more than offset declines in volume compared to the third quarter last year. Revenue growth in QuickBooks-related products and services was partially offset by a decline in QuickBooks Internet Gateway revenue. Revenue for this business decreased due to a sharp decline in upfront fees received from Internet Gateway participants, as well as a decrease in transaction-based fees that reflects lower customer demand for Internet Gateway services. Financial supplies revenue increased modestly during the quarter.

Payroll revenue increased 25% from quarter to quarter, reflecting 38% combined growth for the QuickBooks-branded Basic and Deluxe offerings, with revenue for the Premier service roughly flat. Price increases accounted for a significant portion of the Basic and Deluxe revenue growth, although the number of customers for the combined offerings also increased by approximately 17%. We expect payroll revenue growth to be slower during the fourth quarter of fiscal 2002 compared to the first half of fiscal 2002. See “Risks that Could Affect Future Results” at the end of this Item 2.

Small Business Division total net revenue for the first nine months of fiscal 2002 increased 16% compared to the first nine months of fiscal 2001. QuickBooks-related product revenue increased 11%, reflecting higher average selling prices. QuickBooks support revenue increased 47% during the period due to higher average selling prices. Payroll had strong revenue growth, primarily reflecting price increases as well as some unit growth for the Basic and Deluxe offerings, and financial supplies revenue increased modestly.

Tax Division

Tax Division product revenue is derived primarily from Quicken TurboTax federal and state consumer desktop tax preparation products and ProSeries and Lacerte professional tax preparation products. Tax Division services revenue is derived primarily from Quicken TurboTax for the Web online tax preparation services and electronic filing services.

Tax Division total net revenue increased 36% in the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001. Revenue from our consumer tax business increased 43% in the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001. Revenue from TurboTax desktop products increased 26%, due in part to higher average selling prices resulting from the introduction of a higher-priced premium product as well as a price increase for our Deluxe product. Total units also increased approximately 19% from the third quarter of the prior year. Revenue from TurboTax for the Web more than doubled, reflecting a significant price increase as well as 84% unit growth. Electronic filing units and revenue were also up significantly. From fiscal 2000 to 2001, we saw an increasing portion of our annual growth shift from the second quarter to the third quarter, and that trend continued this fiscal year. This trend results in part from more customers using our Web-based tax offerings, which have revenue peaks later in the season. In recent years retail sales have also shifted to later in the tax season.

Revenue from our professional tax preparation products and services increased 19%, with more than half of the growth resulting from our acquisition of Tax and Accounting Software Corporation (“TAASC”) in April 2001 and from higher sales of electronic filing services. Our recent efforts to reduce the unauthorized sharing of professional tax products (by hard-coding the purchasing tax preparer’s name in the software) and higher average selling prices for our ProSeries and Lacerte unlimited-use products also contributed to the revenue growth.

Due to the seasonality of the tax business, results for the full season are more meaningful than results for any particular quarter, and results for the first nine months of a fiscal year are generally indicative of results for the full season. Tax Division total net revenue increased 25% in the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001. Revenue from our consumer tax business increased 28% on strength from TurboTax desktop products as well as TurboTax for the Web, which experienced combined paid federal unit growth of 20%. Electronic filing revenue also contributed to the year-over-year growth. Revenue from our professional tax preparation products increased 25%, with significant growth resulting from our acquisition of TAASC, electronic filing services, efforts to reduce unauthorized product sharing and higher average selling prices for our unlimited-use professional tax products.

Although we are encouraged by the year-to-date results for our tax business, revenues for the full tax season are still subject to consumer product returns from our retail distribution channels. While we expect our reserves for returned products will be adequate to cover retailers’ returns of unsold products during the fourth quarter of fiscal 2002, higher than expected returns could have a negative impact on revenue for the full season. See “Critical Accounting Policies — Net Revenue — Return and Rebate Reserves” at the beginning of this Item 2.

Personal Finance Division

Personal Finance Division product revenue is derived primarily from Quicken desktop products. Personal Finance Division services revenue is minimal. Other revenue consists of Quicken.com advertising revenue and online transactions revenue.

Personal Finance Division total net revenue decreased 20% in the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001. The decrease reflected continued revenue growth in our online transactions business that was more than offset by a 37% decline in Quicken revenue and a 35% decline in Quicken.com revenue from the third quarter of fiscal 2001 to the third quarter of fiscal 2002. The decrease in Quicken revenue reflected the continuing decline of the personal finance desktop software category as more personal finance functionality becomes available to consumers at no cost on the Internet. The decrease in Quicken.com advertising revenue reflected the industry-wide decline in spending by purchasers of Internet advertising.

Revenue patterns for the Personal Finance Division for the first nine months of fiscal 2001 and 2002 were similar to the third quarter trends described above. Revenue decreased 10%, reflecting declines in Quicken and advertising revenue that were partially offset by an increase in online transactions revenue.

Quicken Loans Division

Quicken Loans Division revenue is derived primarily from gains on the sale of loans and post-closing servicing arrangements in bulk to participating financial institutions, and from loan fees we receive for originating loans. All revenue generated by the division is services revenue.

Quicken Loans Division total net revenue increased 24% in the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001. The volume of loans sold grew 29%, reflecting increased consumer demand to refinance mortgage loans in light of relatively low interest rates. The volume increase came from conventional loans, as the volume for government-funded loans and alternative sub-prime loans declined. This was partially offset by a 5% decline in the average revenue per loan, reflecting a decrease in both average gains on sales of loans and average loan fees. While revenue per loan from conventional loans increased, this was more than offset by decreases for government funded loans and alternative sub-prime loans which have higher margins than conventional loans. We expect the revenue growth rates for Quicken Loans to be lower in the fourth quarter of fiscal 2002 compared to the first half of fiscal 2002 and on a year-over-year basis. Mortgage rate increases, the impact of the economic climate on the housing market and other factors could negatively impact the volume of applications and closed loans, particularly our most mortgage-rate sensitive products such as conventional refinancing loans. See “Risks that Could Affect Future Results,” at the end of this Item 2 and “Interest Rate Risk” in Item 3 below.

Quicken Loans Division total net revenue increased 94% in the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001, reflecting a 100% increase in sold loan volume. A large increase in conventional loan volume more than offset declines in government and alternative sub-prime loan volume. This volume growth was partially offset by a slight decline in the average revenue per loan.

Global Business Division

Global Business Division product revenue is derived primarily from Yayoi small business desktop accounting products in Japan, and QuickBooks, Quicken and QuickTax desktop software products in Canada. Global Business Division services revenue primarily consists of revenue from software maintenance contracts sold with Yayoi software in Japan.

Global Business Division total net revenue increased 8% in the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001. Revenue from Canada increased 57% period to period. This reflected strong tax season results for QuickTax, due in part to the preliminary success of our efforts to reduce unauthorized sharing of desktop software. Tax revenue growth was partially offset by modest revenue declines for QuickBooks and Quicken. Revenue in Japan declined 17% during the quarter compared to the third quarter of fiscal 2001, with increased revenue from Yayoi maintenance contracts more than offset by decreased revenue from Yayoi products and by the effect of discontinuing the QuickBooks product line in Japan in the second quarter of fiscal 2002.

Global Business Division total net revenue increased 4% in the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001. This increase included 15% growth in Canada, reflecting increased revenue for tax products that was partially offset by lower QuickBooks and Quicken revenue. Revenue in Japan decreased 12%, with a decline in QuickBooks revenue that was partially offset by increases for other small business products and services.

Cost of Revenue	Q3	% of Related	Q3	% of Related	Q3%	YTD	% of Related	YTD	% of Related	YTD %
	FY01	Revenue	FY02	Revenue	Change	FY01	Revenue	FY02	Revenue	Change

(Dollars in millions)

Cost of revenue:
Cost of products	$29.3	12%	$35.1	11%	20%	$118.8	16%	$141.3	16%	19%
Cost of services	39.5	24%	38.6	19%	-2%	108.2	40%	112.9	30%	4%
Cost of other revenue	8.6	46%	6.8	47%	(21)%	21.2	36%	19.7	40%	(7)%
Amortization of purchased software	4.4	—	1.6	—	(64)%	11.2	—	10.4	—	(7)%

Total cost of revenue	$81.8	19%	$82.1	15%	0%	$259.4	24%	$284.3	22%	10%

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

Cost of products as a percentage of product revenue was roughly flat at 11% and 16% for the third quarter and the first nine months of fiscal 2002, compared to 12% and 16% for the same periods in the prior year. We lowered our per-unit materials, manufacturing and shipping costs for our shrink-wrap software products, resulting in significant cost savings. These savings were offset by increased costs associated with improvements to our product distribution function. During the second quarter of fiscal 2002, we established a new third-party retail distribution relationship for our shrink-wrap software products. This distribution relationship enables us to ship a larger percentage of our products directly to our retailers and allows us to provide inventory to our retail customers on a more timely basis. By providing better service to our retailers, we are reducing product returns and related costs.

Cost of services as a percentage of services revenue decreased to 19% and 30% for the third quarter and the first nine months of fiscal 2002, compared to 24% and 40% for the same periods in the prior year. These decreases were attributable primarily to our Quicken Loans Division, which experienced a significantly lower average cost per loan. The decline in average cost per loan reflected greater operational efficiencies, as well as an increase in total loan revenue being spread over a fixed cost base that increased only slightly. Our payroll and Web-based tax businesses, which experienced revenue growth over a relatively fixed cost base, also contributed to these decreases.

Cost of other revenue as a percentage of other revenue increased to 47% and 40% for the third quarter and the first nine months of fiscal 2002 compared to 46% and 36% for the same periods in the prior year. These increases were primarily due to increased data center costs related to our Personal Finance Division’s online transaction businesses.

Amortization of purchased software decreased in the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001 because of the impairments of purchased software assets related to our Internet-based advertising business and Site Solutions business that were recorded in the second quarter of fiscal 2002. This resulted in a lower base of assets to be amortized in the third quarter of fiscal 2002. Amortization of purchased software decreased slightly in the first nine months of fiscal 2002 compared to the same period of fiscal 2001. This reflects an increase due to the impairment charges that were recorded in the second quarter of fiscal 2002 which was more than offset by the lower third quarter fiscal 2002 amortization. See Note 4 of the financial statements.

Operating Expenses	Q3	% Total Net	Q3	% Total Net	Q3%	YTD	% Total Net	YTD	% Total Net	YTD %
	FY01	Revenue	FY02	Revenue	Change	FY01	Revenue	FY02	Revenue	Change

(Dollars in millions)

Customer service and technical support	$37.5	9%	$45.8	8%	22%	$116.1	11%	$137.9	10%	19%
Selling and marketing	68.5	16%	89.8	17%	31%	215.1	20%	256.7	20%	19%
Research and development	52.7	12%	52.9	10%	0%	155.2	15%	156.1	12%	1%
General and administrative	23.9	6%	29.3	5%	23%	77.6	7%	90.1	7%	16%
Charge for purchased research and development	0.2	0%	—	0%	(100)%	0.2	0%	—	0%	(100)%
Charge for vacant facilities	—	0%	13.2	2%	—	—	0%	13.2	1%	—
Acquisition-related charges	122.6	29%	37.6	7%	(69)%	205.3	19%	140.7	11%	(31)%
Loss on impairment of long-lived asset	—	0%	—	0%	—	—	0%	27.0	2%	—

Totals	$305.4	72%	$268.6	49%	(12)%	$769.5	72%	$821.7	63%	7%

Customer Service and Technical Support

Customer service and technical support expenses were 8% and 10% of total net revenue for the third quarter and the first nine months of fiscal 2002, compared to 9% and 11% of total net revenue for the same periods of the prior year. During both fiscal 2002 comparison periods, we benefited from continued efficiency in providing customer service and technical support less expensively through Web sites and other electronic means. However, this benefit was partially offset by higher direct sales and support costs in the third quarter and the first nine months of fiscal 2002 associated with converting the customers of Tax and Accounting Software Corporation (“TAASC”), a company that we acquired in April 2001, to our ProSeries and Lacerte professional tax products. We expect customer service and technical support expenses to decrease as a percentage of total net revenue during the remainder of fiscal 2002 and in fiscal 2003 as TAASC conversion costs gradually decline and we continue to benefit from lower cost electronic customer service and technical support delivery mechanisms.

Selling and Marketing

Selling and marketing expenses were roughly flat as a percentage of revenue between the comparison periods, reflecting 17% and 16% of total net revenue for the third quarters of fiscal 2002 and 2001, and 20% of total net revenue for the first nine months of fiscal 2002 and 2001. The increase in absolute dollars between the third quarter comparison periods was attributable to several factors, including the expansion of our small business marketing programs related to our new QuickBooks products; incremental marketing expenses for our Construction Business Solutions products (which we acquired in November 2001); expansion of our consumer tax and Quicken Loans distribution channels; and our donation of $3.0 million to The Intuit Foundation, which will be used to benefit the community through contributions to selected non-profit organizations. Between the nine-month comparison periods, selling and marketing expenses decreased as a percentage of total net revenue for our Quicken Loans and Payroll businesses due to significant revenue growth. However, these declines were substantially offset by the expansion of our small business marketing programs to support the Right for My Business strategy announced in September 2001, as well as the other factors noted above. We expect selling and marketing expenses to increase as a percentage of total net revenue as we market our new QuickBooks products as well as other products we expect to introduce during the remainder of fiscal 2002. We also expect selling and marketing expenses for our Quicken Loans business to increase in order to maintain demand as mortgage interest rates increase.

Research and Development

Research and development expenses were 10% and 12% of total net revenue for the third quarter and the first nine months of fiscal 2002, compared to 12% and 15% of total net revenue for the same periods of the prior year. During the third quarter of fiscal 2002, we increased research and development spending in our highest-growth businesses — small business, consumer tax and professional tax — by approximately 10% compared to the third quarter of fiscal 2001. In particular, we continued to invest in our Right for My Business strategy, including new QuickBooks Premier products launched in the second quarter of fiscal 2002, the Intuit Developer Network, and other new products that we expect to introduce later in the fiscal year. At the same time, we significantly decreased or stopped spending in less strategic areas and discontinued businesses. We also benefited from improvements in our development process that resulted in higher quality and shorter development times for our new QuickBooks products. The net result was that research and development expenses in the third quarter and first nine months of fiscal 2002 were flat in absolute dollars and declined as a percentage of total net revenue compared to the same periods of the prior fiscal year. During the remainder of fiscal 2002, we expect to continue significant investments in research and development, particularly in the small business area.

General and Administrative

General and administrative expenses were 5% and 7% of total net revenue for the third quarter and the first nine months of fiscal 2002, compared to 6% and 7% of total net revenue for the same periods of the prior year. We experienced decreases in bad debt charges for both fiscal 2002 comparison periods compared to the same periods a year ago, as we had greater accounts receivable write offs in fiscal 2001 due to the deteriorating financial condition of many Internet companies with whom we did business. These decreases were offset by increased insurance costs and costs associated with our acquisitions of OMware, Inc. in November 2001 and EmployeeMatters, Inc. in December 2000.

Charge for Vacant Facilities

During the quarter ended April 30, 2002, we concluded that we would not occupy two vacant leased buildings in Mountain View, California and that we would be unable to recover a substantial portion of our lease obligations from sublessors. As a result, we recorded a charge of $13.2 million. See Note 10 of the financial statements.

Acquisition-Related Charges

Acquisition-related charges include the amortization of goodwill, purchased intangible assets and deferred compensation expenses arising from acquisitions, and impairment charges relating to certain acquired assets. These costs decreased to $37.6 million and $140.7 million for the third quarter and the first nine months of fiscal 2002, compared to $122.6 and $205.3 million for the same periods of the prior year. Acquisition-related charges for the first nine months of fiscal 2002 included impairment charges related to our Internet-based advertising business and our Site Solutions business that were recorded in the second quarter of fiscal 2002. See Notes 1 and 4 of the financial statements. Acquisition-related charges in the first nine months of fiscal 2002 also reflected amortization of intangibles associated with the acquisitions of EmployeeMatters, Inc. in December 2000, TAASC in April 2001 and OMware, Inc. in November 2001. Acquisition-related charges for the third quarter and first nine months of fiscal 2001 included impairment charges related to the disposition of our Quicken Bill Manager Business that totaled $77 million.

Amortization expense related to completed acquisitions will continue to have a negative impact on our operating results in future periods. If we complete additional acquisitions or if we are required to accelerate amortization or take impairment charges in the future, there would be an incremental negative impact on operating results. See Note 1 of the financial statements, “Recent Pronouncements,” and “Risks That Could Affect Future Results” in this Item 2.

Loss on Impairment of Long-lived Asset

The loss on impairment of long-lived asset in the first nine months of fiscal 2002 related to the impairment of assets we received in connection with the sale of our Quicken Bill Manager business in May 2001. See Note 9 of the financial statements. We regularly perform reviews to determine if the carrying values of our long-lived assets are impaired. During the first quarter of fiscal 2002, we recorded a charge of $27 million to reduce the carrying value of this asset to zero.

Non-Operating Income and Expenses

Interest and Other Income and Expense, Net

For the third quarter and the first nine months of fiscal 2002, interest and other income and expense, net, decreased to $8.3 million and $28.6 million compared to $15.1 million and $47.7 million for the same periods a year ago. These decreases were due to a sharp decline in the interest we earned on our cash and short-term investment balances, reflecting significant decreases in market interest rates during those periods.

Gains (Losses) on Marketable Securities and Other Investments, Net of Taxes

For the third quarter of fiscal 2002, we recorded a gain from marketable securities and other investments, net of taxes, of $1.4 million, compared to a loss of $11.5 million in the same period in the prior year. In the first nine months of fiscal 2002, we recorded a loss of $9.3 million, compared to a loss of $87.3 million for the same period a year ago. See Note 3 of the financial statements. The $9.3 million loss in the first nine months of fiscal 2002 included, among other things, a $7.2 million loss attributable to declines during the period in the market prices of Excite@Home, 724 Solutions and our S1 options, and a loss of $3.3 million for other-than-temporary declines in value relating to certain long-term investments recorded at cost. We considered our shares of Excite@Home and 724 Solutions common stock as trading securities. As a result, market fluctuations were reflected in our consolidated statement of operations for the period. However, we sold all of our remaining shares of these securities, as well as our S1 options, during the first quarter of fiscal 2002. As of April 30, 2002, we continued to hold marketable securities and long-term investments in privately held companies carried at approximately $62 million on our balance sheet, down from approximately $109 million as of July 31, 2001 due to sales and write-downs. We review the values of our investments each quarter and make adjustments as appropriate. If the value of these remaining securities continues to decline significantly in the future, it would have a negative impact on our financial results.

Gain on Divestiture

In March 2002, we paid $12.0 million to terminate a $20.3 million obligation for an interactive services agreement related to our Quicken Bill Manager business, which we sold in May 2001. We wrote off the $27 million asset acquired in connection with that sale in the first quarter of fiscal 2002 (see Note 9 of the financial statements). In connection with the termination of the interactive services agreement, we recorded a pre-tax gain of $8.3 million. See Note 11 of the financial statements. In the second quarter of fiscal 2001, we recorded a pre-tax gain on divestiture of $1.6 million that related to the sale of our Quicken Insurance business.

Income Taxes

For the third quarter and the first nine months of fiscal 2002, we recorded income tax provisions of $67.9 million and $50.9 million on pretax income of $212.4 million and $222.8 million, resulting in effective tax rates of 32% and 23%. This compares to income tax provisions of $55.3 million and $38.6 million on pretax income of $41.4 million and $3.3 million for the same periods of the prior year. Our effective tax rate for the first nine months of fiscal 2002 differs from the federal statutory rate primarily due to the tax benefit related to a divestiture that became available during the second quarter of fiscal 2002. Our effective tax rates for the third quarter and first nine months of fiscal 2001 differ from the federal statutory rate primarily due to impairment losses which did not create a tax benefit. At April 30, 2002 and July 31, 2001, we had a valuation allowance of $11.4 million for tax assets of our global subsidiaries based on management’s assessment that we may not receive the benefit of certain loss carryforwards.

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

Liquidity and Capital Resources

At April 30, 2002, our cash and cash equivalents and short-term investments totaled $1,751.9 million, a $182.5 million increase from July 31, 2001.

We generated $336.8 million in cash from our operations during the nine months ended April 30, 2002. The primary components of cash provided by operations were net income of $171.9 million and adjustments made for non-cash expenses, including acquisition-related charges and deferred compensation of $153.3 million, depreciation charges of $50.6 million and an impairment loss on a long-lived asset of $27.0 million. Other accrued liabilities also increased $83.2 million due to the seasonality of our business. These were partially offset by an increase of $156.3 million in mortgage loans as a result of increased loan volumes for the Quicken Loans division and an increase of $94.3 million in customer deposits and accounts receivable, also due to the seasonality of our business.

Investing activities used $228.5 million in cash for the nine months ended April 30, 2002. We received proceeds of $1,905.8 million from the maturity and sale of certain short-term investments, which were more than offset by purchases of short-term investments of $2,085.1 million. As a result of our continued investment in information systems and infrastructure, we also purchased property and equipment of $48.2 million during the period.

We used $104.2 million in cash for our financing activities for the nine months ended April 30, 2002. The primary component of cash used was $149.3 million for the repurchase of treasury stock through our stock repurchase program. See Note 17 of the financial statements. This was partially offset by proceeds of $72.6 million received from the issuance of common stock under employee stock plans.

In the normal course of business, we enter into leases for new or expanded facilities in both domestic and global locations. We also evaluate, on an ongoing basis, the merits of acquiring technology or businesses, or establishing strategic relationships with and investing in other companies. We may decide to use cash and cash equivalents to fund such activities in the future. In May 2001, our Board of Directors authorized a stock repurchase program covering up to $500 million of common stock over a three-year period. As of April 30, 2002, we had repurchased a total of $157.6 million of common stock since the inception of the program.

We believe that our cash and cash equivalents and short-term investments will be sufficient to meet anticipated seasonal working capital and capital expenditure requirements for at least the next twelve months.

The following table summarizes our contractual obligations at April 30, 2002:

	Payments Due by Period

	Less than 1	1-3	4-5	After 5
	year	years	years	years	Total
(In millions)
Contractual Obligations
Short-term notes payable	$17.5	$—	$—	$—	$17.5
Long-term debt	—	4.3	2.8	4.1	11.2
Operating leases	30.5	52.7	45.0	40.7	168.9
Other obligations	25.2	—	—	—	25.2

Total contractual cash obligations	$73.2	$57.0	$47.8	$44.8	$222.8

The following table summarizes our commercial commitments at April 30, 2002:

	Amount of Commitment Expiration Per Period

	Less than 1	1-3	4-5	After 5
	year	years	years	years	Total
(In millions)
Other Commercial Commitments
Line of credit	$—	$—	$—	$—	$—
Loan commitments	624.1	—	—	—	624.1
Future sale commitments	200.9	—	—	—	200.9

Total commercial commitments	$825.0	$—	$—	$—	$825.0

Reserves for Returns and Rebates

Activity in our reserves for returns and exchanges and for rebates during the nine months ended April 30, 2002 and comparative balances at April 30, 2001 were as follows:

	Balance	Additions		Balance	Balance
	July 31,	Charged to	Returns/	April 30,	April 30,
	2001	Expense	Redemptions	2002	2001
(In thousands)
Reserve for returns and exchanges	$31,510	$88,451	$(63,888)	$56,073	$68,654
Rebates	10,130	92,155	(72,256)	30,029	30,340

Reserves for returns and exchanges were lower as of April 30, 2002 compared to April 30, 2001 despite fiscal 2002 revenue growth due to improved distributor and retail channel inventory management and to channel mix shifts in QuickBooks sales from retail to direct. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cost of Revenue.”

Recent Pronouncements

On June 29, 2001, the FASB issued SFAS 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets.”

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

In October 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which applies to financial statements issued for fiscal years beginning after December 15, 2001. SFAS 144 supersedes FASB Statement 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of APB Opinion 30, “Reporting the Results of Operations.” SFAS 144 provides a single accounting model for long-lived assets we expect to dispose of and significantly changes the criteria for classifying an asset as held-for-sale. This classification is important because held-for-sale assets are not depreciated and are stated at the lower of fair value or carrying amount. SFAS 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are actually incurred, rather than when the amount of the loss is estimated, as presently required. We will adopt SFAS 144 effective August 1, 2002 and do not expect the adoption of SFAS 144 to have a material impact on our consolidated financial statements.

In November 2001, the Emerging Issues Task Force (“EITF”) released Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” which applies to annual or interim financial statement periods beginning after December 15, 2001. The release provides that cash consideration (including sales incentives) that we give to our customers or resellers should be accounted for as a reduction of revenue unless we receive a benefit that is identifiable and that can be reasonably estimated. We adopted this new release prospectively to transactions beginning in the third quarter of fiscal 2002. The adoption of EITF Issue No. 01-09 did not have a material impact on our total net revenue.

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

Acquisition-related costs can cause significant fluctuation in our net income. Our acquisitions have resulted in significant expenses, including amortization of purchased software (which is reflected in cost of revenue), as well as charges for in-process research and development and amortization of goodwill, purchased intangibles and deferred compensation (which are reflected in operating expenses). Total acquisition-related costs in the categories identified above were $100.7 million in fiscal 1999, $168.1 million in fiscal 2000, $263.4 million in fiscal 2001 (including charges of $78.7 million to write down the long-lived intangible assets related to three acquisitions), $37.6 million in the third quarter of fiscal 2002 and $140.7 million in the first nine months of fiscal 2002. Additional acquisitions, and any additional impairment of the value of purchased assets, could have a significant negative impact on future operating results.

Gains and losses related to marketable securities and other investments can cause significant fluctuations in our net income. Our investment activities have had a significant impact on our net income. We recorded pre-tax net gains from marketable securities and other investments of $579.2 million in fiscal 1999 and $481.1 million in fiscal 2000 and pre-tax net losses of $98.1 million in fiscal 2001. We recorded a pre-tax gain of $1.4 million in the third quarter of fiscal 2002 and a pre-tax loss of $9.3 million in the first nine months of fiscal 2002. Any additional significant long-term declines in value of these securities could reduce our net income in future periods.

Recent changes to Financial Accounting Standards Board guidelines relating to accounting for goodwill could make our acquisition-related charges less predictable in any given reporting period. The FASB recently adopted a new standard for accounting for goodwill acquired in a business combination. It continues to require recognition of goodwill as an asset but does not permit amortization of goodwill as previously required. Under the new statement, goodwill is separately tested for impairment using a fair-value-based approach at least annually and also when an event occurs indicating the potential for impairment. The shift from an amortization approach to an impairment approach applies to all acquisitions completed after June 30, 2001. When we adopt the new standard, which we expect will be in the first quarter of fiscal 2003, it will also apply to previously recorded goodwill and our goodwill amortization charges will cease as a result. However, it is possible that in the future, we would incur less frequent, but larger, impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions as we continue to expand our business.

Our acquisitions can result in business integration challenges. Our recent acquisitions have expanded our product and service offerings, personnel and geographic locations. A key component of our “Right for My Business” strategy is to continue to expand our product and service offerings in the small business accounting and management segment, and we expect that a significant portion of this expansion will result from acquisitions. Integrating and organizing acquired businesses creates challenges for our operational, financial and management information systems, as well as for our product development processes. If we do not adequately address issues presented by growth through acquisitions, we may not fully realize the intended benefits (including financial benefits) of these acquisitions.

A general decline in economic conditions could lead to reduced demand for our products and services. The recent downturn in general economic conditions has led to reduced demand for a variety of goods and services, including many technology products, and we believe the economic decline was partially responsible for slower than expected growth in our Small Business Division during fiscal 2001 and the first half of fiscal 2002. Although we experienced solid revenue growth in most of our businesses during the third quarter of fiscal 2002, the future economic environment remains uncertain. If conditions decline, or fail to improve, in geographic areas that are significant to us, such as the United States, Canada and Japan, we could see a significant decrease in the overall demand for our products and services that could harm our operating results.

We face competitive pressures in all of our businesses, particularly our consumer tax preparation software business, which can have a negative impact on our revenue, profitability and market position. There are formidable current and potential competitors in the private sector. For example, our primary competitor in the consumer tax preparation market offered its products during part of this tax year at a price of $0 after a rebate. We also face potential competition from publicly funded government entities seeking to competitively enter private markets in the United States for consumer electronic financial services. If federal and/or state governmental agencies are ultimately successful in their efforts to provide tax preparation and filing services to consumers, it could have a significant negative impact on our financial results in future years. We expect competition to remain intense during the remainder of fiscal 2002 and beyond.

If we fail to maintain reliable and responsive service levels for our electronic tax offerings, we could lose revenue and customers. Our online tax preparation and electronic tax filing services face significant challenges in maintaining high service levels, particularly during peak volume service times. For example, we experienced relatively brief unscheduled interruptions in our electronic filing/and or tax preparation services during fiscal 2000 and 2001, and we reached maximum capacity for a short period on April 15, 2002. We do not believe any prior service outages had a material financial impact, prevented a significant number of customers from completing and filing their returns in a timely manner, or posed a risk that customer data would be lost or corrupted. However, we did experience negative publicity in some instances. The exact level of demand for Quicken TurboTax for the Web and electronic filing is impossible to predict, and we could experience adverse financial and public relations consequences if these services are unavailable in the future for an extended period of time, or late in the tax season, due to technical difficulties or other reasons.

It is unlikely that the revenue and profit growth rates experienced by our Quicken Loans Division during the past two years will be sustainable long-term, either on a year-over-year basis or on a sequential quarter basis. Mortgage interest rate increases, the impact of the economic climate on the housing market and other factors could result in significantly lower revenue and profit growth for our mortgage business. Increases in mortgage interest rates and other interest rates adversely affected our mortgage business during fiscal 2000, contributing to a significant revenue decline from fiscal 1999 to fiscal 2000. Conversely, declines in mortgage interest rates during fiscal 2001 and the first nine months of fiscal 2002 had a positive impact on revenue. If mortgage rates rise again, this could negatively impact the volume of applications and closed loans, particularly our most mortgage-rate sensitive products such as conventional refinancing loans. Fluctuations in non-mortgage rates also create risks with respect to the loans on our balance sheet and impact our cost of funds to provide loans. In addition, our ability to successfully streamline the online application, approval, and closing process will have a significant impact on our ability to attract customers to our mortgage service, and on our ability to continue increasing the percentage of our mortgage revenue generated through the online channel compared to branch offices. We must also maintain relationships with certain banks and other third parties who we rely on to provide access to capital, and later, purchase and service the loans. If we are unable to maintain key relationships, or if the terms of key relationships change to be less favorable to Intuit, it could have a negative impact on our mortgage business and on Intuit’s financial results.

It is unlikely that the revenue and profit growth rates experienced by our Payroll businesses during the past two years will be sustainable long-term, either on a year-over-year basis or on a sequential- quarter basis. We had strong revenue and profit growth during fiscal 2001, especially during the second half of the year, due to significant price increases, a shift toward a mix of higher-priced products and a large number of new payroll customers as a result of tax law changes for 2000. In the first quarter of fiscal 2002, we again increased prices. We do not expect that future price increases will contribute as significantly to revenue growth as they have in the recent past.

It is too early to provide any assurance that our “Right for My Business” strategy will generate substantial and sustained revenue growth in the small business accounting and business management segments. Sales to both existing customers and new customers of our QuickBooks desktop products during fiscal 2001 and early in fiscal 2002 were lower than expected. We cannot rely solely on this source of revenue to provide sustainable future growth for our Small Business Division. In September 2001, we announced our “Right for My Business” strategy to better address the broader small business management opportunities beyond accounting for companies with fewer than 25 employees. However, it is too early to provide any assurance that this strategy will generate substantial and sustained revenue growth in the small business accounting and management segments. To the extent that growth will result from acquisitions, we will face business integration challenges. See “Risks That Could Affect Future Results — Our acquisitions can result in business integration challenges” above.

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

We rely on one third-party vendor to handle all outsourced aspects of our financial supplies business. We have an exclusive contract with John H. Harland Company to print and fulfill supplies orders for all of our checks and most other products for our financial supplies business. Harland fulfilled orders for about 75% to 80% of our supplies revenue in fiscal 2000 and 2001, and more than 80% of our supplies revenue for both the third quarter and the first nine months of fiscal 2002. We believe that relying on one supplies vendor improves customer service and maximizes operational efficiencies for our supplies business. However, if there are significant problems with Harland’s performance, it could have a material negative impact on sales of supplies and on Intuit’s business as a whole.

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

Actual product returns may exceed returns reserves, particularly for our tax preparation software. We ship more desktop products to our distributors and retailers than we expect them to sell, in order to reduce the risk that distributors or retailers will run out of products. This is particularly true for our tax products, which have a short selling season. Like most software companies, we have a liberal product return policy and we have historically accepted significant product returns. We establish reserves for product returns in our financial statements, based on estimated future returns of products. We closely monitor levels of product sales and inventory in the retail channel in an effort to maintain reserves that are adequate to cover expected returns. In the past, returns have not generally exceeded these reserves. However, if we do experience actual returns that significantly exceed reserves, it would result in lower net revenue. See “Critical Accounting Policies — Net Revenue — Return and Rebate Reserves” at the beginning of this Item 2.

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

Marketable Securities

We carried balances in marketable equity securities as of April 30, 2002 that are subject to considerable market risk due to their volatility. If our available-for-sale securities experience further declines in fair value that are considered other-than-temporary, we will reflect the additional loss in our net income in the period when the subsequent impairment becomes apparent. See Note 3 of the financial statements for more information regarding risks related to our investments in marketable securities.

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

We actively monitor and manage our exposure to interest rate risk on Prime Loans, which is incurred in the normal course of business. The portfolio of prime loans, including those in the pipeline, and the related forward commitments are valued on a daily basis. We refer to the loans, pipeline, and forward commitments together as the “Hedge Position.” We evaluate the Hedge Position against a spectrum of interest rate scenarios to determine expected net changes in the fair values of the Hedge Position in relation to the changes in interest rates. Based on our analysis of our hedge position at April 30, 2002, we do not believe that short-term changes in interest rates will have a material effect on the interest income we earn on loans held for sale in the secondary market or the value of mortgage loans. See Notes 1, 5 and 12 of the financial statements for more information regarding risks related to our mortgage loans and lines of credit.

A change in interest rates may also potentially have a material impact on the interest income earned on our cash equivalents and short-term investments held at April 30, 2002.

Impact of Foreign Currency Rate Changes

We translate foreign currencies into U.S dollars for reporting purposes; currency fluctuations can have an impact, though generally immaterial, on our results. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our global subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. For the three quarters presented there was an immaterial currency exchange impact from our intercompany transactions. Currency exchange risk is also minimized since foreign debt is due exclusively in local foreign currencies. As of April 30, 2002, we did not engage in foreign currency hedging activities.

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

ITEM 5
OTHER MATTERS

CHANGES IN EXECUTIVE OFFICERS

On April 17, 2002, we promoted Daniel L. Manack to the position of Senior Vice President, Accountant Business. Mr. Manack joined Intuit as Vice President, Professional Products Group in January 2002. Prior to joining Intuit, he was Senior Vice President of E-Markets Group Operations at Peregrine Systems, Inc. from May 2001 to January 2002 and Senior Vice President at Peregrine Solutions from June 2000 to May 2001. Prior to the acquisition of Harbinger Corporation by Peregine Systems, Inc. in June 2000, Mr. Manack was Executive Vice President of Operations at Harbinger Corporation from January 2000 to June 2000, Senior Vice President — Market Executive of New Clients from February 1999 to January 2000, Senior Vice President of World Professional Services from February 1998 to February 1999 and Vice President & General Manager of Professional Services and Outsourcing Practice from January 1997 to February 1998. Mr. Manack holds a Bachelor of Science in Industrial Engineering degree from West Virginia University and a Masters Business Administration degree from the University of Dallas.

Effective May 31, 2002, Catherine L. Valentine resigned as Vice President, General Counsel and Corporate Secretary of Intuit.

ANNUAL MEETING DATE

The date for Intuit’s next Annual Meeting of Stockholders is currently scheduled for December 12, 2002.

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

We have filed the following exhibits as part of this report:

Incorporated By Reference
Exhibit		Filed with this
No.	Exhibit Description	Form 10-Q	Form	File No.	Date Filed

3.01	Bylaws of Intuit, as amended and restated effective May 1, 2002	X

10.01†	Intuit Inc. Executive Deferred Compensation Plan, effective March 15, 2002	X

10.02†	Amended Secured Balloon Payment Bridge Loan Promissory Note (for the principal amount of $1,044,000) between Intuit and Tom Allanson, dated April 18, 2002	X

†	Management compensatory plan or arrangement.

Reports on Form 8-K during the third quarter of fiscal 2002 and through the filing date of this Form 10-Q:

1.	On February 14, 2002, Intuit filed a Form 8-K to report under Item 5 its financial results for the quarter ended January 31, 2002. We included in the 8-K Intuit’s balance sheets and statements of operations as of and for the second quarter ended January 31, 2002.

2.	On May 13, 2002, Intuit filed a Form 8-K to report under Item 5 that on May 8, 2002 Intuit announced that it had signed a definitive agreement to acquire CBS Employer Services, Inc. and to report under Item 5 that on May 9, 2002 Intuit announced that it had signed a definitive agreement to acquire The Flagship Group (the holding company of American Fundware, Inc.). We did not file financial statements with this report.

3.	On May 17, 2002, Intuit filed a Form 8-K to report under Item 5 its financial results for the quarter ended April 30, 2002. We included in the report Intuit’s consolidated balance sheets and statements of operations as of and for the third quarter ended April 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)

Date: May 31, 2002	By:	/s/ Greg J. Santora

Greg J. Santora Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.01	Bylaws of Intuit, as amended and restated effective May 1, 2002

10.01†	Intuit, Inc. Executive Deferred Compensation Plan, effective March 15, 2002

10.02†	Amended Secured Balloon Payment Bridge Loan Promissory Note (for the principal amount of $1,044,000) between Intuit and Tom Allanson, dated April 18, 2002

†	Management compensatory plan or arrangement.