Form 10-K
period 2002-07-31
INTUIT INC
filed 2002-09-25
CIK 896878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended July 31, 2002 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-21180

INTUIT INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0034661

(State of incorporation)	(IRS Employer Identification No.)
2535 Garcia Avenue, Mountain View, CA 94043

(Address of principal executive offices, including zip code)
(650) 944-6000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.01 par value Preferred Stock Purchase Rights

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒          No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

As of August 30, 2002, there were 209,163,557 shares of the Registrant’s common stock, $0.01 par value, outstanding. This is the only outstanding class of common stock of the Registrant. As of that date, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant (based on the closing price of $44.63 for the common stock as quoted by the Nasdaq Stock Market on that date), was approximately $8,559,693,295.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held in December 2002 are incorporated by reference into Part III of this report on Form 10-K.

PART I
ITEM 1 BUSINESS
ITEM 2 PROPERTIES
ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 4A EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6SELECTED FINANCIAL DATA
ITEM 7MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS
ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11 EXECUTIVE COMPENSATION
ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
ITEM 14
SIGNATURES
EXHIBIT INDEX
EXHIBIT 4.01
EXHIBIT 10.05
EXHIBIT 10.07
EXHIBIT 10.09
EXHIBIT 10.24
EXHIBIT 10.25
EXHIBIT 10.27
EXHIBIT 10.45
EXHIBIT 10.46
EXHIBIT 21.01
EXHIBIT 23.01

FISCAL 2002 FORM 10-K

INTUIT INC.

Intuit, the Intuit logo, QuickBooks, Quicken, TurboTax, ProSeries, Lacerte, FundWare and QuickBase, among others, are registered trademarks and/or registered service marks of Intuit Inc. in the United States and other countries. Intuit Master Builder, MRI and Intuit Eclipse, among others, are trademarks and/or service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners and should be treated as such.

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

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Throughout this Report, there are forward-looking statements that are based upon our current expectations, estimates and projections about our business and our industry, and that reflect our beliefs and assumptions based upon information available to us at the date of this Report. In some cases, you can identify these statements by words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” and other similar terms. These forward-looking statements include, among other things, projections of our future financial performance, our anticipated growth, our strategies and trends we anticipate in our businesses and the markets in which we operate and the competitive nature and anticipated growth of those markets.

We caution investors that forward-looking statements are only predictions, based upon our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. Some of the important factors that could cause our results to differ are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks That Could Affect Future Results.” We encourage you to read that section carefully. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to invest in our stock or to maintain or change your investment. We caution investors not to rely on these forward-looking statements, which reflect management’s analysis only as of the date of this Report. We undertake no obligation to revise or update any forward-looking statement for any reason.

BUSINESS OVERVIEW

Intuit’s Mission: Revolutionizing Financial and Business Management

Our mission is to revolutionize how people manage their financial lives, and how small businesses and accounting professionals manage their businesses. Our goal is to create changes so profound customers wouldn’t dream of going back to their old ways of keeping their books, doing their taxes or managing their personal finances. Intuit is a leading provider of small business, tax preparation and personal finance software products and services that simplify complex financial tasks for small businesses, consumers and accounting professionals. Our principal products and services include: small business accounting and business management solutions, including our QuickBooks® line of products and services as well as our Intuit® line of industry-specific business management solutions; TurboTax® consumer tax products and services; ProSeries® and Lacerte® professional tax products and services; and Quicken® personal finance products and services. Details about our products and services are provided in “Products and Services,” below.

Company Growth Strategy

Intuit has a tradition of successful customer-driven innovation, using technology to address complex customer problems and develop solutions to make things easier. By applying strategic and operational rigor to this foundation, we believe we can accelerate our customer-driven innovation, and deliver stronger revenue and profit growth.

There are three key fundamentals that support our growth strategy:

•	We deliberately choose to be in businesses where we have, or we believe we can achieve, the strategic and durable advantage to produce long-term profitable growth.

•	Within these businesses, we create new growth by identifying large, underserved portions of the market, and delivering customer-driven, innovative solutions to address these unmet customer needs.

•	By applying strategic and operational rigor, we can execute well to capitalize on these multiple, large growth opportunities.

By being both disciplined and innovative, we can improve execution and deliver more — for example, by tightening development cycles, we can introduce more products faster. The new products drive stronger growth and give customers a broader range of offerings to best meet their needs.

“Right for Me” Product Strategy

We strive to deliver a range of products and services that can provide a compelling, “Right for Me” customer proposition for a wide range of customers with differing needs. Specifically, in September 2001, we announced our “Right for My Business” strategy to better address the small business management market opportunity and to expand our target customer segment to include larger small businesses with up to 250 employees. Our goal is to offer the right solution for each small business in our targeted markets. We have two primary methods of providing products and services that address the varying needs of different types of small businesses: solutions that are expansions of, or that integrate with, our QuickBooks line of small business products; and standalone business management solutions that operate independently of our current QuickBooks products. Here are the key elements of our Right for My Business strategy:

•	We’ve been expanding our QuickBooks product line to offer industry-specific versions of QuickBooks — such as QuickBooks Premier: Accountant Edition for accountants, and QuickBooks Point of Sale products for retail businesses.

•	We’re also offering versions of QuickBooks designed for bigger, more complex businesses — including QuickBooks Premier for small businesses needing more advanced accounting functionality, and QuickBooks Enterprise Solutions Business Management Software for businesses with up to 250 employees.

•	We are continuously expanding the Intuit Developer Network. This initiative encourages third-party software developers to develop applications that exchange data with QuickBooks by giving them limited access to application programming interfaces for certain of our QuickBooks products. At the end of fiscal 2002, there were about 120 applications available for QuickBooks. These applications allow our QuickBooks customers to derive even more value from their QuickBooks software.

•	We offer business solutions that go beyond accounting software to address a wider range of business management challenges that small businesses face. For example, we offer a broad range of payroll services and financial supplies, as well as software solutions that help businesses manage their information technology resources and assets.

•	We provide industry-specific business management solutions to meet the specialized requirements of small businesses in selected vertical industries, including the construction industry; nonprofit organizations, universities and government agencies; commercial and residential property managers; and wholesale durable goods distributors.

Our Right for Me strategy is also reshaping our tax and personal finance businesses. In fiscal 2002, we took the first steps in a multi-year implementation of our Right for Me strategy in these areas, when we launched a higher-end consumer tax product, TurboTax Premier, to address the unique needs of investors and rental property owners. The implementation of this strategy is continuing in fiscal 2003, starting with the August 2002 launch of Quicken Premier, which offers more robust investment and tax planning tools. In September 2002, we announced plans to provide three new versions of TurboTax in fiscal 2003 — TurboTax Retirement Planning Edition, TurboTax Investor Edition, and TurboTax en Español.

PRODUCTS AND SERVICES

Intuit offers products and services in seven business segments: Small Business, Employer Services, Consumer Tax, Professional Accounting Solutions, Personal Finance, Global Business and Small Business Verticals and Other. Our primary products and services are described below. In fiscal 2002 we combined the operations of our Small Business and Personal Finance divisions to leverage their business and operational synergies, but we continue to view the results of the businesses separately for reporting purposes. For financial information about these businesses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14 of the financial statements. For a description of principal risks associated with these businesses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks that Could Affect Future Results.” We sold our Quicken Loans mortgage business in July 2002. We accounted for Quicken Loans as a discontinued operation and, as a result, it is not discussed below. See Note 11 of the financial statements.

Small Business

QuickBooks Software and Services. Our QuickBooks product line brings extensive bookkeeping capabilities, as well as business management tools, to small business users in an easy-to-use design that does not require customers to be familiar with debit/credit accounting. We offer a range of products to suit the needs of different types of small businesses, including QuickBooks Basic, which provides accounting functionality suitable for smaller, less complex businesses; QuickBooks Pro, which supports up to five multiple simultaneous users; QuickBooks Premier, for small businesses needing more advanced accounting functionality; QuickBooks Premier: Accountant Edition, customized for accounting professionals with multiple QuickBooks clients; QuickBooks Point of Sale, which is designed for retail businesses; and QuickBooks Enterprise Solutions Business Management Software, for businesses with up to 250 employees. As part of our Right for My Business strategy, we expect to launch a number of additional versions of QuickBooks during fiscal 2003 and beyond. Our more recent QuickBooks products offer a variety of optional business management services for an additional fee, including QuickBooks Online Billing, which allows small businesses to bill and receive customer payments electronically; QuickBooks Merchant Account Service, which enables small businesses to accept credit card payments from their customers; and QuickBooks Credit Check Services, which gives small businesses access to credit reports designed specifically for small businesses. We also offer a variety of technical support plans to our QuickBooks customers through QuickBooks Service Solutions. Customers have a choice of different support plans at different prices depending on the response time they require.

Financial Supplies. We offer a range of financial supplies, such as paper checks, envelopes, invoices, deposit slips, stationery, business cards and holiday greeting cards, designed for small businesses and individuals. We also offer tax forms, tax return presentation folders and other similar items for professional tax preparers. Our customers can personalize many products to incorporate their logos and use a variety of color, font and design options.

Information Technology Management Solutions. In September 2002 we completed the acquisition of Blue Ocean Software, Inc., a leading provider of software solutions that help businesses manage their information technology resources and assets. Functionality includes PC inventory management, incident tracking, knowledge base resolution tools, software delivery and asset tracking. The acquisition is a significant step in our effort to expand our business solutions beyond accounting.

Employer Services

Our Employer Services business provides solutions to help small business owners better manage key tasks relating to their employees. Our current Employer Services offerings consist primarily of payroll solutions, and we currently provide three different payroll offerings. Our QuickBooks Do-It-Yourself Payroll (formerly Basic Payroll) consists of current payroll tax tables that are provided on a subscription basis to small businesses that need current tables to prepare their own payrolls. Our QuickBooks Assisted Payroll Service (formerly Deluxe Payroll) is an online payroll service that handles the back-end aspects of payroll processing, including tax payments and filings. It is integrated with QuickBooks, which minimizes customer data entry. Our Intuit Payroll Services — Complete Payroll provides traditional, full service payroll processing, tax payment and check delivery services. It encompasses our former Premier Payroll Service, as well as CBS Payroll, which we acquired in the fourth quarter of fiscal 2002. The acquisition of CBS Payroll significantly enhances our ability to expand and acquire customers for our full-service payroll offering. In September 2002, we announced plans to provide integration between our Complete Payroll service and QuickBooks, which we believe will offer a more attractive full-service payroll solution for QuickBooks customers.

Consumer Tax

Desktop Consumer Tax Software. Our TurboTax desktop products are designed to enable individuals and small business owners to prepare their own federal and state personal and business income tax returns easily, quickly and accurately. Our consumer tax products are designed to be easy to use, yet sophisticated enough for complicated tax returns. We offer basic and deluxe versions of the product, and in fiscal 2002, we introduced TurboTax Premier, which addresses the unique tax needs of investors and rental property owners. Our innovative Instant Data Entry feature enables taxpayers to import data directly into their tax returns from Form W-2s (wages), Form 1098s (mortgage interest) and Form 1099s (interest, dividends and stock transactions) from more than 45 participating financial institutions and payroll service companies. This feature saves significant time and increases accuracy.

Web-Based Consumer Tax Preparation and Electronic Filing Services. TurboTax for the Web is an interactive tax preparation service that enables individual taxpayers to prepare their federal and state income tax returns entirely online. This service allows us to reach a different segment of consumer tax customers than those who use our desktop products; a significant number of TurboTax for the Web customers in fiscal 2000 through fiscal 2002 had not used tax preparation software before. We offer basic, deluxe and premium versions of the service that have functionality similar to that of our desktop products. Through our electronic filing center, customers of our desktop and Web-based tax preparation software can electronically file their federal tax returns, as well as state returns in all states that support electronic filing. During fiscal 2002, we were the exclusive provider of online tax preparation services on the Yahoo!® Finance Tax Center, and our online tax services were also offered through the websites of more than 1,100 financial institutions, electronic retailers and other merchants.

Under the Intuit Tax Freedom Project, a philanthropic public service initiative of the Intuit Financial Freedom Foundation, we provide online tax preparation and electronic filing services at no charge to lower-income federal and state tax filers.

Professional Accounting Solutions

Our ProSeries and Lacerte tax preparation products are designed for tax professionals who prepare tax returns for their individual and business clients. Customers can elect to license professional tax products for a flat fee for unlimited annual use or to use them on a “pay-per-return” basis. ProSeries and Lacerte customers can file their customers’ tax returns through our electronic filing services. Our other professional accounting solutions include EasyACCT® Professional Accounting Series products, which allow accountants to create financial statements and prepare tax forms (such as W-2s and 940s) for their clients; Lacerte Tax Planner, which helps tax professionals provide tax planning services to their clients; and IntuitAdvisorSM, a collection of subscription-based membership and communication programs, product certifications, an informational Web site and Web-based tools to help tax accounting and financial professionals manage and grow their businesses more effectively.

Personal Finance

Quicken Software. Our Quicken line of desktop software products helps users organize, understand and manage their personal finances. Quicken allows customers to reconcile bank accounts, record credit card and other transactions, write checks, and track investments, mortgages and other assets and liabilities. Many customers use Quicken products to manage their home-based businesses. We offer basic and deluxe versions of the product, and in August 2002, we introduced our Quicken Premier product, which offers more robust investment and tax planning tools.

Quicken.com and Other Online Services. We provide a range of online services that help consumers manage their financial lives. Quicken.comTM is our primary personal finance Web site. It enables customers to automate financial management tasks and make better financial decisions by giving them software tools, resources and objective information about a variety of personal finance topics, including investing, mortgages, insurance, taxes, banking and retirement, in a single online destination. In September 2002, we launched Quicken Brokerage powered by Siebert, an online and telephone-based securities brokerage service for Quicken and Quicken.com customers made available through an exclusive strategic alliance with Siebert Financial Corp., the holding company for Muriel Siebert & Co. Inc. Other online services we offer include bill payment and online banking services thorough the Quicken desktop product, as well as a Quicken credit card. Quicken and/or Quicken.com customers can also link directly to third-party providers of other services, such as insurance and mortgages. We do not currently charge customers a fee to access most features on Quicken.com, but we receive revenue from financial institutions and other companies that advertise and/or sell their products or services through links from Quicken.com.

Global Business

We have business operations in Canada and Japan, and we also serve markets across Europe, Southeast Asia and other selected locations. We have established third-party relationships with local companies in certain countries to help us better address specific markets. In all international markets except Canada and Europe, we focus primarily on small business products.

Canada and United Kingdom. In Canada, we offer localized versions of QuickBooks and Quicken; the MYOB accounting product line, which we acquired during fiscal 2002; QuickTaxTM consumer tax products; ProFileTM Financial Application Suite professional tax products; and Quicken.caSM, a personal finance Web site with content similar to Quicken.com. In the United Kingdom, we also offer localized versions of QuickBooks and Quicken, as well as the TaxCalcTM consumer tax return product, which we acquired in fiscal 2002.

Japan. The principal product we offer in Japan, is Yayoi®, a small business accounting product that addresses the mid-sized companies segment of the small business market in Japan. Sales of Yayoi products also generate recurring revenue from ongoing support contracts that are sold with the software. During fiscal 2002, we discontinued our Japanese version of QuickBooks.

Other Locations. We offer localized versions of QuickBooks and Quicken products in selected European markets through local distributors and agents. We also offer localized versions of QuickBooks and Quicken products in Australia, New Zealand, Hong Kong, and Singapore through a development, marketing and distribution arrangement with Australia-based Reckon Limited.

Small Business Verticals and Other

As part of our Right For My Business strategy, we have acquired several companies that enable us to provide accounting and business management solutions to customers in selected industries, which we refer to as “verticals.” These new businesses, which we report as a single business segment, include the following: Intuit Construction Business Solutions (formerly OMware, Inc.), which provides business management solutions for the construction industry; Intuit Public Sector Solutions (formerly American Fundware), which offers accounting and business management software solutions for nonprofit organizations, universities and government agencies; Intuit MRI Real Estate Solutions (formerly Management Reports, Inc.), which provides business management software solutions for commercial and residential property managers; and Intuit Eclipse Distribution Management Solutions (formerly Eclipse, Inc.), which offers business management software for the wholesale durable goods industry.

PRODUCT DEVELOPMENT

Historically, our desktop software products have tended to have a fairly predictable, structured development cycle of about a year, with annual releases. For our small business desktop products, we now supplement annual releases of our core QuickBooks products with ongoing releases of products that address the specialized requirements of selected vertical industries, as well as products for larger or more complex businesses. The development cycles for our service offerings are less predictable and are generally much shorter than for our desktop products. The development of tax preparation software presents a unique challenge because of the demanding development cycle required to incorporate annual tax law and tax form changes each year. For a description of other risks and challenges we face relating to our product development, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks That Could Affect Future Results.”

During the past few years, we have devoted significant resources to developing new products and services, including QuickBooks Premier, QuickBooks Premier: Accountant Edition, QuickBooks Enterprise Solutions Business Management Software, the Intuit Developer Network and the Instant Data Entry feature of our TurboTax products and services. We supplement our internal development efforts by acquiring strategically important products and technology from third parties, or establishing other relationships that enable us to expand our business more rapidly. For example, during fiscal 2002, we acquired four companies that provide small business management products in vertical industries, we worked closely with a third party technology provider to develop our QuickBooks Point of Sale software, and we formed an exclusive strategic alliance with Siebert Financial Corp. to offer brokerage services to consumers.

We also devote resources to improving our existing products and services. For our desktop software products, our recent development efforts have focused on creating an easier end-to-end customer experience, as well as adding new features. We also incorporate technology in our products and services to address customer concerns about privacy and security while minimizing the impact on performance and ease of use. In addition, we have focused in recent years on developing technology that helps reduce unlicensed use of some of our tax products. Our fiscal 2002 professional tax products, as well as consumer tax products in Canada, contained product activation technology that restricted sharing of the products. In September 2002, we announced that federal tax versions of TurboTax desktop products for Windows for the 2002 tax season will include product activation technology that will prevent a customer from using a single copy of TurboTax to print or e-file a tax return from more than one personal computer.

During the past few years, we have made a number of improvements to our product development process. We now team technical support and product development personnel, so that we can anticipate feature usability and support issues early in the development process. By enhancing the design process for our QuickBooks 2002 products, we improved product quality and significantly lowered our customer service and technical support call volume. We have made other changes that have allowed us to shorten the development cycle, which is enabling us to launch new products more quickly.

Our research and development expenses were $165.9 million in fiscal 2000, $203.7 million in fiscal 2001 and $203.5 million in fiscal 2002. During fiscal 2002, we significantly increased research and development spending in some of our highest-growth businesses — small business, consumer tax and professional accounting solutions — but these increases were offset by significant decreases in spending in less strategic areas and discontinued businesses. Over the next few years, we expect that our research and development efforts will be focused on developing new products and services to address customer needs in our more broadly defined market segments and adding complementary products and services to drive additional, recurring revenue from our core products, such as additional products and services for our small business customers. We strive to maintain a balance between relatively low-risk investments that address existing customer needs, and investments in more innovative but higher-risk projects with potentially greater returns.

MARKETING, SALES AND DISTRIBUTION

Markets

Recently, we have expanded both the markets that we serve, as well as the products and services that we offer in our target markets. Historically, our target markets were individuals and small businesses with less than 20 employees. We continue to serve those markets with products and services such as QuickBooks, TurboTax and Quicken. In addition to these markets, we are now targeting small businesses with up to 250 employees. We are addressing this new customer segment with a number of new products and services under the umbrella of our Right for My Business strategy. We are introducing industry-specific solutions to meet the specialized requirements of small businesses in selected vertical industries by developing industry-specific version of QuickBooks, and acquiring companies that offer business management solutions to small businesses in selected vertical markets. In addition, we recently introduced new versions of QuickBooks for companies that, due to their larger size or complexity, have more demanding accounting needs. We have also introduced business solutions that go beyond accounting software to address a wider range of business management challenges that small businesses face. We expect to continue expanding in these directions over the next several years. See “Business Overview — “Right for Me” Product Strategy” and “Products and Services,” above, for more details about our product and service offerings.

Many of the markets in which we compete are characterized by rapidly changing customer demands, continuous technological changes and improvements, shifting industry standards and frequent new product introductions by competitors. Market and industry changes can quickly render existing products and services obsolete, so our success depends on our ability to respond rapidly to these changes with new or enhanced products and services, new business models, alternative distribution methods, different competitive strategies and other changes to the way we do business.

Distribution Channels

Over the past year we have been expanding our distribution channels to accommodate the recent expansion of both the markets we serve and the range of products and services we offer.

Direct Sales Channel. For our core desktop software products (QuickBooks, TurboTax and Quicken), we use various direct sales campaigns, including mail and telephone solicitations, direct-response newspaper and magazine advertising, and television and radio advertising, to generate software orders, stimulate retail demand and generally maintain and increase consumer awareness of our products. Direct marketing campaigns are one of the most effective ways to encourage existing customers to purchase additional products and services, including software upgrades. Direct sales made up a significant portion of our total desktop software revenue in fiscal 2002, as they often generate significantly higher revenue per unit than retail sales, particularly for our small business and tax products.

Many of our direct customers choose to order and/or take delivery of products electronically through our Web sites. Electronic ordering and delivery are generally more convenient for customers and more cost-efficient for Intuit. Electronic delivery has been a particularly effective method of distribution for our

TurboTax state tax preparation products and for product updates for our professional tax products. During fiscal 2002, products ordered and/or delivered electronically accounted for a growing percentage of our direct sales revenue for our core desktop software, and we expect this trend to continue in fiscal 2003.

Our direct sales efforts have historically focused on generating sales of relatively inexpensive, off-the-shelf products to existing customers. Our service offerings, as well as our more sophisticated, higher-priced software products, require a more robust approach to direct sales than desktop software. As we have expanded our services offerings and introduced more high-end software products and business management solutions over the past year, we have been enhancing our direct sales capabilities to support revenue growth in these new areas, as well as in our core desktop software. We are investing in technology to consolidate and improve our management of customer contact data and order management tools across business divisions. Process excellence initiatives in fiscal 2002 have resulted in improvements in lead generation and order management, as well as more consultative selling by our customer service personnel. In addition, we have expanded our direct sales staff and broadened its role to include more extensive and personalized contact with existing and potential customers. In particular, some of the new products and services we now offer as a result of recent acquisitions are sold primarily through direct field sales organizations. As a result of all of these efforts, we expect that direct sales will become an increasingly important source of revenue over the next few years.

Retail Distribution Channel. We market our QuickBooks, TurboTax and Quicken desktop software in North America primarily through traditional retail software outlets, computer superstores, office supply superstores, warehouse clubs and general mass merchandisers. In international markets, we also rely on distributors, value-added resellers and other third parties, who sell products into the retail channel. In fiscal 2002 we began distributing our TurboTax products through Safeway Inc., one of the largest food and drug retailers in North America. This enabled us to reach a significant number of new customers. We expect to continue expanding our retail distribution locations to reach more new customers in fiscal 2003.

We continue to benefit from strong relationships with a number of major retailers, which allows us to minimize our dependency on any specific retailer. We are reducing our dependency on distributors as we ship more of our products directly to individual retail locations. See “Manufacturing and Distribution.” However, the recent slowdown in consumer demand for software has resulted in software becoming a less important category for retailers. As a result of this trend, we have faced challenges in ensuring good product placement within retail stores. See “Competition” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks That Could Affect Future Results.”

We ship more products to our retailers than we expect them to sell in order to reduce the risk that they will run out of products. This is particularly true for our tax products. As a result, we often experience significant levels of product returns from the retail channel after the end of the tax season — during the fourth quarter as well as the first quarter of the following fiscal year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks That Could Affect Future Results.”

As we execute on our Right for My Business strategy, we are starting to offer more complex, higher-priced software products than our traditional retail software products. It is not yet clear whether the retail channel will be an effective distribution channel for some of these higher-end offerings.

OEM Channel. We have existing relationships with a number of personal computer “original equipment manufacturers,” or OEMs, including Dell Computer Corporation, Apple Computer Inc. and Hewlett-Packard, that enable us to generate sales of our core desktop software products in two ways. First, certain OEMs “pre-bundle” new-user versions of certain desktop software products on the computer systems that the OEMs sell to their customers. Although these pre-bundled OEM sales sometimes generate little revenue or initial profit for Intuit (due to the low prices that the OEMs may pay for the products and slow sales in their own businesses), they are a good source of new customers and future revenues. The second source of revenue from the OEM channel is “after-market” programs, in which customers who are purchasing computers can select and purchase software products at the same time.

Third-Party “Value-Added” Distribution Arrangements. As we execute on our Right for My Business strategy, we are supplementing our direct sales capabilities and our retail distribution relationships with selected third-party distribution arrangements. We believe these relationships will enhance the growth opportunities for our expanded and higher-end product and service offerings by allowing us to benefit from the value-added marketing and sales expertise of these third parties. We currently have arrangements with third parties who have specialized expertise in marketing, selling and providing post-sale implementation services for the vertical business management solutions offered by our Construction Business Solutions and Public Sector Solutions businesses, which we acquired during fiscal 2002. During fiscal 2003 and beyond, we expect to expand our network of third-party relationships, to help increase revenue for some of our existing higher-end product and service offerings, as well as for additional products and service we anticipate offering as we execute our Right for My Business strategy.

COMPETITION

Overview

We face intense competition in almost all of our business areas, both domestically and globally. Some of our existing competitors have significantly greater financial, technical and marketing resources than we do. As we implement our Right For My Business strategy we face increased competitive threats from larger companies in bigger markets than we have historically faced. In addition, the competitive landscape can shift rapidly as new companies enter markets in which we compete. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks That Could Affect Future Results.”

For our TurboTax, Quicken and lower-end QuickBooks desktop software, we believe the most important competitive factors are product features, ease of use, size of the installed customer base, brand name recognition, price, product and support quality and access to distribution channels. We believe we compete effectively on most of these factors, as our three principal desktop software products are the leading products in the retail sales channel for their respective categories. For most of our products and services other than desktop software, we believe the most important competitive factors are features and ease of use, brand name recognition, speed in getting new products and services to market, and the ability to distribute them effectively (through online methods or through retailers, third party resellers and direct distribution). For our service offerings, service reliability and scalability of operations are also important factors. We believe we compete effectively on these factors.

Our most obvious competition comes from other companies that offer technology solutions similar to ours. These competitors are described below. However, for many of our products and services, the primary competitive alternatives for customers are manual tools and processes, or general purpose software. A significant portion of our new customers are people who have used pencil and paper or software such as word processors and spreadsheets, rather than competitors’ software and services, to perform financial tasks. For example: many taxpayers prepared their tax returns manually; a large number of small businesses used spreadsheets to keep their book and they processed their payroll using spreadsheets and manually-written checks; and most of our personal finance customers tracked their finances with spreadsheets, manually or not at all before purchasing Quicken.

Small Business, Employer Services and Small Business Verticals

Competitors for our small business accounting and business management offerings include companies such as Peachtree Software (which is owned by The Sage Group PLC), MYOB Group, Microsoft Corp. and the American Institute of Certified Public Accountants’ CPA2Biz subsidiary. Microsoft recently acquired a provider of integrated software solutions for small and medium-sized businesses, and Microsoft Great Plains recently acquired QuickSell retail point-of-sale applications. Another factor in the competitive environment is the increasing number of alliances between professional tax preparers and providers of small business software and services that aim to capitalize on accountant-facilitated sales of small business products and services to their clients. In addition to established competitors, other potential competitors have expressed significant interest in providing accounting and other products and services to small businesses. As we expand the depth and breadth of our small business offerings, we face additional competition from others who are already offering industry-specific small business solutions, and business management tools and services for larger small businesses.

Our financial supplies business competes with a number of business forms companies, including New England Business Service and Deluxe Business Systems, as well as with printing services offered by franchises such as Kinko’s and large office supply retailers such as Office Depot and Staples. Other competitors include direct mail check printers, banks and a number of smaller-scale Internet-based printing companies. In addition, our QuickBooks products include some features (such as customizable invoicing) that compete with our supplies products. Online bill payment services and online payroll services with direct deposit capabilities also offer competitive alternatives to printed checks. Significant competitive factors for the supplies business include ordering convenience, methods of reaching customers, product quality, speed of delivery and price. We believe our convenient access to our large QuickBooks and Quicken customer bases is a significant competitive advantage for us.

Our payroll services compete directly with traditional payroll service providers as well as Web-based service providers. Significant competitive factors include distribution channels, a highly fragmented market including financial institutions that are developing or promoting their own payroll services, and offerings by non-traditional competitors such as Microsoft’s bCentral. We face direct competition in our Intuit Payroll Services — Complete Payroll business from traditional payroll services offered by a number of companies, including Paychex and ADP. Our QuickBooks Assisted Payroll service competes directly with companies offering Web-based payroll services, and indirectly with companies offering other payroll solutions. Peachtree and others also offer tax table subscription services that compete directly with our QuickBooks Do-it-Yourself Payroll offering.

Consumer Tax

Competition in the consumer tax preparation market is intense. Our major domestic competitor for both desktop and Web-based consumer tax software continues to be H&R Block, the makers of TaxCut software. However, Microsoft offered a competitive product for one season (our fiscal 2000), and new competitors may enter these markets in the future. We also compete for customers with professional tax preparers, particularly those with franchise operations. Web-based tax preparation is still a relatively new service, and we expect the competitive landscape to evolve as more competitors enter the market and others consolidate. We also face potential competitive challenges from electronic tax preparation and filing services offered by state governments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks That Could Affect Future Results.”

Professional Accounting Solutions

The professional tax preparation software marketplace has many competitors. Our largest competitors in the U.S. are CCH Incorporated, with its ProSystem fx product line, and RIA, with its Creative Solutions and GoSystem offerings. In the past, the professional tax market has been highly fragmented, but it has experienced some consolidation in recent years.

Personal Finance

In desktop personal finance software, the Microsoft Money product is our primary domestic competition. We also face competition from Web-based personal finance tracking and management tools that are available at no cost to consumers. There are many competitors for our other personal finance products and services. For example, our Quicken.com site competes for traffic, and advertising and sponsorship sales, with online financial publishers, the financial areas on numerous online services such as Yahoo! and financially-oriented Web sites such as Microsoft’s Money Central. Our online brokerage offering through Siebert Financial Corp. competes with numerous other brokerage services. However, we believe that the ability of Quicken customers to integrate brokerage transaction data into their Quicken records gives us a competitive advantage over other brokerage offerings. Some portals and financial institutions also provide service offerings such as Web-based bill presentment and payment that compete with services we offer. We also face competition from financial institutions that offer their own financial software and Web sites.

Global Business

In Canada, we face competition from a number of companies in the small business arena, including Computer Associates International, Inc. The primary competitor in Canada for our consumer tax business is Taxamatic, Inc., the makers of TAXWIZ, and the primary competitor for our professional tax business is CCH Canadian Limited. In Japan, our primary competitors in the small business accounting arena are OBC, PCA and Sorimachi. In Europe, we face competition from The Sage Group PLC (based in the United Kingdom), Bhuldata (Wiso), Microsoft and Microsoft Great Plains in the small business market, as well as competition from Web-based accounting products. Our primary global competitor in the personal finance arena is Microsoft.

CUSTOMER SERVICE AND TECHNICAL SUPPORT

We provide customer service and technical support by telephone, online chat, fax, e-mail, and our customer service and technical support Web sites. We have full-time customer service and technical support staffs, which we occasionally supplement with seasonal employees and outsourcing during periods of peak call volumes, such as during the tax return filing season, or following a major product launch.

During the past few years, we have focused on developing support capabilities that can supplement, or in some situations replace, telephone service and support. For example, customers can use our Web sites to find answers to commonly asked questions, check on the status of a product order and receive bug fixes electronically. Alternative service and support methods are less expensive for us and are often more efficient and effective for customers as well. We have completed a number of Six Sigma/ Process Excellence projects in our customer service and technical support operations to improve our call capacity forecasting, develop more flexible approaches to staffing and reduce support call volumes and handling times. We may also consider outsourcing a greater portion of our customer service and technical support operations. We believe these projects are critical to our ongoing efforts to provide better service to customers at the same or lower cost.

We generally charge customers for technical support, but we do not charge for product defect issues or self-help support through our technical support Web sites. Support alternatives and fees vary widely by product, from self-help to chat, to phone support, to onsite installation. Customers generally have a choice of different support alternatives at different prices depending on the response time they require.

Despite our efforts to adequately staff and equip our customer service and technical support operations, we cannot always respond promptly to customer requests for assistance. When we experience customer service and support problems, they can adversely affect customer relationships and our financial results. Our Right For My Business strategy presents additional technical support challenges as we increase the number and complexity of the products we offer. In addition, we expect most of our growth over the next several years to come from our small business and tax products, which typically require more live technical support than personal finance products. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks That Could Affect Future Results.”

MANUFACTURING AND DISTRIBUTION

Desktop Software

The major steps involved in manufacturing desktop software are duplicating CDs and floppy disks, printing boxes and related materials, and assembling and shipping the final products. We have a manufacturing agreement with Modus Media International, Inc. under which Modus provides substantially all outsourced manufacturing related to our retail and direct launches of QuickBooks, TurboTax and Quicken, as well as for day-to-day retail order fulfillment after product launches. Modus has operations in multiple locations to provide redundancy. We recently entered into an agreement with Sony Disc Manufacturing under which Sony provides some of the components Modus uses to manufacture our products. We expect this arrangement will result in lower manufacturing costs and shorter manufacturing cycle times. We also have an in-house facility that handles the manufacturing and shipping for most direct sales orders.

We have multiple sources for all of our raw materials and availability has not been a problem for us in the past. Over the past few years we have taken steps to streamline our packaging and reduce our inventory and scrap costs, to generate greater profitability in our core desktop software businesses.

Our retail product launches have become operationally more complex over the past few years. We have evolved from shipping to a few hundred distribution centers (with distributors delivering products to individual retail locations) to a “direct to storefront” model in which we ship products directly to almost 10,000 individual retail locations. This allows us to be more responsive to the needs of our retail accounts. We have an agreement with Ingram Micro Logistics under which Ingram handles all logistics, fulfillment and similar functions for our retail sales. During the past year we have focused on better operational rigor at various points in our supply chain. As a result, we have significantly increased our on-time shipments, and significantly reduced our aggregate channel inventory levels. We have also reduced our dependency on distributors or on any individual retail account. One distributor, Ingram Micro Inc., accounted for 10% of total net revenue in fiscal 2000. No retailer accounted for 10% or more of our total net revenue during the past three fiscal years, and no distributor met this threshold in fiscal 2001 or 2002.

We believe that using these three vendors (Modus Media, Sony and Ingram Micro Logistics) to handle essentially all manufacturing and distribution, respectively, for our three primary retail product launches improves the efficiency and reliability of our product launches, and enables us to move more quickly to the direct-to-storefront model preferred by many of our retailers. It also allows us to better manage inventory levels. However, exclusive reliance on one vendor for specific functions can have severe negative consequences on our business, revenue and operating results if a vendor fails to perform for any reason. Accordingly, we continue to evaluate other vendors in order to increase efficiencies and facilitate contingency planning. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks That Could Affect Future Results.”

Prior to major product releases, we tend to have significant levels of backlog, but at other times backlog is minimal and we normally ship products within a few days of receiving an order. Because of this fluctuation in backlog, we believe that backlog is not a reliable predictor of our future desktop software sales.

Internet-based Products and Services

Intuit’s data centers house most of the systems, networks and databases required to operate and deliver our Internet-based products and services, such as TurboTax for the Web, electronic tax filing, QuickBooks Assisted Payroll and Quicken.com. Through our data centers, we connect customers to products and services, and we store the vast amount of data that represents the content on our Web sites. Our data centers consist of approximately 2,200 servers and 400 databases located primarily in three locations. In an effort to reduce unavailability, or “down time” for our Internet-based products and services, we generally follow industry-standard practices for creating a fault-tolerant environment, but we do not have complete redundancy. Despite our efforts to maintain continuous and reliable server operations, like all providers of Internet-based products and services, we occasionally experience unplanned outages or technical difficulties. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks That Could Affect Future Results.”

PRIVACY AND SECURITY OF CUSTOMER INFORMATION

Customers are concerned about the privacy and security of information they provide to product and services providers. This concern applies to information they provide in connection with Internet-based products and services, as well as information they provide through more traditional channels, such as product registration cards. Primarily because of the financial nature of the information customers provide to us, we are subject to various federal and state laws and regulations relating to privacy and security, including laws and regulations that require us to disclose certain information to customers. We are also subject to laws and regulations that apply to telemarketing activities. Additional laws of this type are likely to be passed in the future, which could result in significant increased compliance costs for us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks That Could Affect Future Results.”

We have established guidelines and practices to help ensure that customers are aware of, and can control, how we use information about them. All publicly-accessible, Intuit-owned and operated Web sites at which customer data is collected (including Quicken.com, QuickBooks.com and TurboTax.com) have been certified by TRUSTe, an independent, non-profit privacy organization that operates a Web site certification program to alleviate users’ concerns about online privacy. Each of our Web sites, as well as our software products, has a privacy statement providing notice to customers of our privacy practices, as well as providing them the opportunity to furnish instructions with respect to use of their data.

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

We believe privacy and security issues pose a significant risk to Intuit and other companies, especially companies doing business over the Internet. Although we have made significant efforts to address customer concerns through our business practices, during the past few years we have faced lawsuits and negative publicity relating to privacy issues. Our response to these allegations has been that we do not share any personally identifiable information except as disclosed in our privacy policies. A major breach of customer privacy or security, even by another company, could have serious consequences for our businesses. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks That Could Affect Future Results” and “Legal Proceedings.”

GOVERNMENT REGULATION

We offer several products and services that are subject to special regulatory requirements. For example, the brokerage-related services that Intuit offers through Quicken Brokerage powered by Siebert are provided in part by an Intuit subsidiary that is registered as a securities broker and is subject to certain federal and state broker-dealer regulations. In addition, some of the investment-related features in our products and services are offered by an Intuit subsidiary that is registered as an investment adviser with the SEC and is subject to some state regulatory laws as well. As we expand the depth and breadth of our small business offerings, we may become subject to additional government regulation, particularly in the areas of retirement planning and other employer services. We continually analyze new business opportunities, and new businesses that we pursue may require additional costs for regulatory compliance.

Current government regulation poses a number of risks to us, including potential liability to customers and/or penalties and sanctions by government regulators. Future regulation could hamper the growth of our businesses. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks That Could Affect Future Results.”

INTELLECTUAL PROPERTY

We rely on a combination of copyright, patent, trademark and trade secret laws, and employee and third-party nondisclosure and license agreements to protect our software products and other proprietary technology. While our proprietary technology is important, we believe our success depends more heavily on the innovation and technical skills of our employees. We do not own all of the software and other technologies used in our products and services, but we have the licenses from third parties that we believe are necessary and appropriate for using that technology in our current products.

We consider our principal trademarks (including Intuit, QuickBooks, TurboTax and Quicken) to be important assets and have registered these and other trademarks and service marks in the U.S. and many foreign countries. The initial duration of trademark registrations varies from country to country and is 10 years in the U.S. Most registrations can be renewed perpetually at 10-year intervals.

We face a number of risks relating to our intellectual property, including persistent unauthorized use, and unauthorized copying or “piracy,” of our desktop software products. Although we have recently begun to incorporate technology in certain desktop software products to reduce unauthorized use, we expect piracy to be a persistent problem. We also face the risk of third parties claiming that our products or services infringe their intellectual property rights, and we face risks to the value of our brands when we grant trademark licenses to third parties. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks That Could Affect Future Results.”

EMPLOYEES

As of August 31, 2002, we had approximately 6,500 employees, located primarily in the United States, Canada, Japan and the United Kingdom. We believe our future success and growth will depend on our ability to attract and retain qualified employees in all areas of our business. We do not currently have any collective bargaining agreements with our employees, and we believe employee relations are generally good. Although we have employment-related agreements with a number of key employees, these agreements do not guarantee continued service. We believe we offer competitive compensation and a good working environment. We were selected as one of Fortune magazine’s “100 Best Companies to Work For” in April 2002. However, we face intense competition for qualified employees, and we expect to face continuing challenges in recruiting and retention.

ITEM 2

PROPERTIES

Our principal offices and corporate headquarters are located in Mountain View, California. Our Mountain View facilities consist of approximately 500,000 square feet under leases that have expiration dates ranging from 2003 to 2010. We maintain a number of leased facilities in San Diego, California, consisting of approximately 385,000 square feet. We use these facilities for general office space, a data center and a manufacturing and distribution center. The San Diego leases have expiration dates ranging from 2003 through 2007. We lease approximately 140,000 square feet in Tucson, Arizona, where our primary customer call center is located, under a lease that expires in 2009. In Plano, Texas we lease approximately 165,000 square feet of space under a lease that expires in 2011, with two five-year renewal options. Our Professional Accounting Services group is headquartered in Plano, and we also have a data center there. In Reno, Nevada, the headquarters for our Employer Services business, we lease approximately 140,000 square feet under leases that have expiration dates ranging from 2002 to 2009. Our four Small Business Verticals are headquartered in Santa Rosa, California; Denver, Colorado; Shelton, Connecticut; and Beachwood, Ohio. We also lease or own facilities in a number of other domestic locations, including Waltham, Massachusetts; Fort Worth, Texas; New York, New York; and Washington, D.C. We also lease or own facilities in Canada, Japan and the United Kingdom. We believe our facilities are adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed. See Note 16 of the financial statements for more information about our lease commitments.

ITEM 3

LEGAL PROCEEDINGS

On March 3, 2000, a class action lawsuit, Bruce v. Intuit Inc., was filed in the United States District Court, Central District of California, Eastern Division. Two virtually identical lawsuits were later filed: Rubin v. Intuit Inc., was filed on March 8, 2000 in the United States District Court, Southern District of

New York and Newby v. Intuit Inc. was filed on April 27, 2000, in the United States District Court, Central District of California, Eastern Division. The Bruce and Newby lawsuits were consolidated into one lawsuit, In re Intuit Privacy Litigation, filed on July 28, 2000 in the United States District Court, Central District of California, Eastern Division. Following Intuit’s successful motion to dismiss several of the claims, an amended complaint was filed on May 2, 2001. A similar lawsuit, Almanza v. Intuit Inc. was filed on March 22, 2000 in the Superior Court of the State of California, San Bernardino County, Rancho Cucamonga Division. An amended complaint in the Almanza suit was filed on October 26, 2000. These purported class actions alleged violations of various federal and California statutes and common law claims for invasion of privacy based upon the alleged intentional disclosure to third parties of personal and private customer information entered at Intuit’s Quicken.com Web site. The complaints sought injunctive relief, orders to disgorge profits related to the alleged acts, and statutory and other damages. In August 2001, Intuit and the plaintiffs’ counsel in all of the cases except Rubin reached an agreement in principle to resolve the cases, subject to court approval, based on terms that are not material to Intuit. The Rubin case was dismissed on November 19, 2001.

Intuit is subject to other routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business. We currently believe that the ultimate amount of liability, if any, for any pending claims of any type (either alone or combined) will not materially affect our financial position, results of operations or liquidity. However, the ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact. Regardless of outcome, litigation can have an adverse impact on Intuit because of defense costs, diversion of management resources and other factors.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 4A

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table shows Intuit’s executive officers and their areas of responsibility as of September 1, 2002. We’ve included biographies after the table.

Name	Age	Position

Stephen M. Bennett	48	President, Chief Executive Officer and Director
William V. Campbell	62	Chairman of the Board of Directors
Scott D. Cook	50	Chairman of the Executive Committee of the Board of Directors
Lorrie M. Norrington	42	Executive Vice President, Small Business and Personal Finance Division
Dennis Adsit	43	Senior Vice President, Operations
Thomas A. Allanson	44	Senior Vice President, Consumer Tax Group
Richard William Ihrie	52	Senior Vice President and Chief Technology Officer
Daniel L. Manack	44	Senior Vice President, Professional Accounting Solutions
Greg J. Santora	51	Senior Vice President and Chief Financial Officer
Raymond G. Stern	41	Senior Vice President, Corporate Development and Strategy
Sherry Whiteley	43	Senior Vice President, Human Resources
Caroline F. Donahue	41	Vice President, Sales
Linda Fellows	54	Vice President, Investor Relations and Treasury
Brooks Fisher	44	Vice President, Vertical Strategy and Integration and Chief Marketing Officer
Jennifer Jones Hall	40	Vice President and Chief Information Officer
Jeffrey N. Williams	51	Vice President, Finance Operations and Corporate Controller

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

Mr. Campbell has been a director of Intuit since May 1994. He has served as Chairman of the Board since August 1998 and was Acting Chief Executive Officer from September 1999 until January 2000. He also served as Intuit’s President and Chief Executive Officer from April 1994 through July 1998. Mr. Campbell also serves on the board of directors of SanDisk Corporation (a computer storage devices company), Apple Computer, Inc. and Loudcloud, Inc. (a provider of Internet infrastructure services). Mr. Campbell holds both a Bachelor of Arts in Economics and a Masters degree from Columbia University.

Mr. Cook, a founder of Intuit, has been a director of Intuit since March 1984 and is currently Chairman of the Executive Committee of the Board. He served as Intuit’s Chairman of the Board from February 1993 through July 1998. From April 1984 to April 1994, he also served as President and Chief Executive Officer of Intuit. Mr. Cook also serves on the board of directors of Amazon.com, Inc., eBay Inc. and The Procter & Gamble Company and is on the board of visitors of the Harvard Business School Foundation. Mr. Cook holds a Bachelor of Arts degree in Economics and Mathematics from the University of Southern California and a Masters in Business Administration from Harvard Business School.

Ms. Norrington has been Executive Vice President, Small Business and Personal Finance since January 2002. She joined Intuit in July 2001 as Senior Vice President, Small Business Division. Prior to joining Intuit, Ms. Norrington served as an officer of General Electric Corporation and held a variety of senior business positions, including President and Chief Executive Officer of GE Fanuc Automation from April 2000 to July 2001, President and Chief Executive Officer of General Electric’s Commercial Shopping Network from November 1999 to April 2000, General Manager, Components Operation from January 1998 through November 1999, and General Manager, Equipment Business from January 1996 through January 1998. Ms. Norrington holds a Bachelor of Science degree in Finance and Marketing from the University of Maryland and a Masters in Business Administration from Harvard Business School.

Mr. Adsit has been Senior Vice President, Operations since August 2002. He served as Vice President, Call Centers and Process Excellence of Intuit from May 2001 to August 2002. Mr. Adsit joined Intuit in July 2000 as Vice President, Process Excellence. Prior to joining Intuit, he was Senior Vice President, Six Sigma Practice Leader, at Rath and Strong, a division of AON Corporation (a risk management company) from April 1999 to June 2000. From June 1995 to April 1999, he also held Principal and Vice President positions in the Leadership & Organizational Effectiveness Practice at Rath and Strong Management Consultants. Mr. Adsit is a member of the Executive Advisory Panel for the Academy of Management’s Publication Executive. He holds a Bachelor of Science degree in Mathematics and Psychology from Bowling Green State University and a Masters and Ph.D. in Industrial and Organizational Psychology from the University of Minnesota.

Mr. Allanson has been Senior Vice President, Consumer Tax Group since April 2002. Prior to that he was Senior Vice President, Tax Division from April 2001 until April 2002. He joined Intuit in September 2000 as Vice President of Tax Strategy. Prior to joining Intuit, he was with General Electric Corporation from February 1993 through August 2000, serving as President of GE Capital Colonial Pacific Leasing from October 1998 to August 2000. He was Sales Effectiveness Leader and General Manager from September 1997 to October 1998 and was Marketing Manager, Equipment Business from May 1995 through September 1997. Mr. Allanson holds a Bachelor of Science degree in Mechanical Engineering from Auburn University.

Mr. Ihrie has been Senior Vice President and Chief Technology Officer since joining Intuit in November 2000. He was Acting Chief Information Officer from January 2001 to August 2001. Prior to joining Intuit, Mr. Ihrie served as Senior Vice President of Technology for ADP Claims Solutions Group (an automated information company) from July 1996 to October 2000, and Senior Vice President of Product Development for Dealer Services at ADP from August 1990 to July 1996. Mr. Ihrie holds Bachelor of Science degrees in Mathematics and Management from Massachusetts Institute of Technology and a Master of Science in Computer Science from the University of California, Berkeley.

Mr. Manack has been Senior Vice President, Professional Accounting Solutions since April 2002. Prior to that he was Vice President, Professional Products Group from January 2002 until April 2002. Before joining Intuit, Mr. Manack served as Senior Vice President of E-Markets Group Operations at Peregrine Systems, Inc. (an infrastructure management software company) from May 2001 to January 2002 and Senior Vice President at Peregrine Solutions from June 2000 to May 2001. Prior to the acquisition of Harbinger Corporation by Peregrine Systems, Inc. in June 2000, Mr. Manack was Executive Vice President of Operations at Harbinger Corporation from January 2000 to June 2000, Senior Vice President — Market Executive of New Clients from February 1999 to January 2000, Senior Vice President of World Professional Services from February 1998 to February 1999 and Vice President & General Manager of Professional Services and Outsourcing Practice from January 1997 to February 1998. Mr. Manack holds a Bachelor of Science degree in Industrial Engineering from West Virginia University and a Masters in Business Administration from the University of Dallas.

Mr. Santora has been Senior Vice President since March 1999 and Chief Financial Officer since July 1997. He served as Vice President of Finance from November 1996 to March 1999. He joined Intuit as Corporate Controller in January 1996. Mr. Santora, who is a certified public accountant, holds a Bachelor of Science degree in Accounting from the University of Illinois and a Masters in Business Administration from San Jose State University. In August 2002, Mr. Santora announced his plans to retire from Intuit at the end of calendar 2002.

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

Ms. Whiteley has been Senior Vice President, Human Resources since January 2002. She joined Intuit in July 2000 as Vice President, Human Resources. Prior to joining Intuit, she served in several human resources positions with Silicon Graphics, Inc. (a data management company) from 1992 to July 2000, including HR Strategy from 1994 to 1996, Executive Coaching and Development, Leadership Development and Technical Education from 1996 to 1998 and Executive Recruiting from 1998 to July 2000. Ms. Whiteley holds a Bachelor of Arts degree in History from Santa Clara University.

Ms. Donahue has been Vice President, Sales since September 1997. She joined Intuit as Director of Sales in May 1995. Prior to joining Intuit, Ms. Donahue served as Director of Sales at Knowledge Adventure (an educational software company) and she worked in various sales and channel management positions at Apple Computer and Next, Inc. Ms. Donahue holds a Bachelor of Arts degree from Northwestern University.

Ms. Fellows has been Vice President, Investor Relations and Treasury since January 2000. She joined Intuit as Corporate Treasurer and Director of Investor Relations in May 1997. Prior to that, Ms. Fellows served as Treasurer and Director of Investor Relations of Bay Networks, Inc. (a communication services company) from October 1990 to April 1997. Ms. Fellows holds a Bachelor of Arts degree from Stanford University and a Masters in Business Administration from Santa Clara University.

Mr. Fisher has been Vice President, Vertical Strategy and Integration; and Chief Marketing Officer since May 2002. He was Vice President and Chief Marketing Officer from June 2001 until May 2002. He joined Intuit in March 1997 as Vice President, Consumer Internet Business. Prior to joining Intuit, Mr. Fisher served as a Vice President at Infoseek Corp. (an Internet search service company) from January 1996 to March 1997. Mr. Fisher holds a Bachelor of Arts degree in English from Williams College.

Ms. Hall has been Chief Information Officer since July 2002 and a Vice President of Intuit since April 1999. She joined Intuit in November 1992. Ms. Hall was at Pacific Bell from February 1985 through November 1992, where she held various positions, including director of electronic messaging. Ms. Hall holds a Bachelor of Science degree from San Francisco State University.

Mr. Williams has been Vice President, Finance Operations and Corporate Controller since joining Intuit in September 2001. Prior to joining Intuit, Mr. Williams was Chief Operating Officer and Chief Financial Officer of Edgewood Creek, Incorporated from September 2000 until March 2001, and served as Vice President of Finance and Chief Financial Officer of Reasoning, Incorporated (an information technology company) from June 1998 until September 2000. From July 1996 until June 1998, he served as Director of Finance at Remedy Corporation (a service management solutions company). Mr. Williams, who is a certified public accountant, holds a Bachelor of Science degree in Industrial Design from San Jose State University and a Masters degree in Business Administration from Santa Clara University. As a result of Intuit’s recent decision to relocate its Controller position from Mountain View to San Diego, California, Mr. Williams will be leaving Intuit in November 2002 to pursue other opportunities.

PART II

ITEM 5
MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information for Common Stock

Intuit’s common stock is quoted on the Nasdaq Stock Market under the symbol “INTU.” The following table shows the range of high and low sale prices reported on the Nasdaq Stock Market for the periods indicated. On August 30, 2002, the closing price of Intuit’s common stock was $44.63.

	High	Low

Fiscal year ended July 31, 2001
First quarter	$61.88	$34.25
Second quarter	69.31	31.06
Third quarter	47.38	22.63
Fourth quarter	40.75	29.85
Fiscal year ended July 31, 2002
First quarter	$43.73	$28.54
Second quarter	47.05	36.95
Third quarter	41.81	34.52
Fourth quarter	50.13	36.85

Stockholders

As of August 31, 2002, we had approximately 1,200 record holders of our common stock, and about 114,000 beneficial holders.

Dividends

Intuit has never paid any cash dividends on its common stock. We currently anticipate that we will retain all future earnings for use in our business, and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

In June 2002, we issued a total of 73,795 shares of our common stock to three former stockholders of CBS Employer Services, Inc. (the parent company of CBS Payroll) in connection with our acquisition of that company. We issued 0.0466352 shares of Intuit common stock plus $10.5580184 in cash in exchange for each share of CBS Class A common stock held by these stockholders. Intuit paid cash for all of the other shares of CBS stock. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated under Section 4(2). The transaction did not involve any general solicitation and the three purchasers are accredited investors. Intuit filed a Form D for the issuance.

ITEM 6

SELECTED FINANCIAL DATA

The following table shows selected consolidated financial information for Intuit for the past five fiscal years. The comparability of the information is affected by a variety of factors, including acquisitions and dispositions of businesses and gains and losses related to marketable securities and other investments. In fiscal 2002, we sold our Quicken Loans mortgage business and accounted for the sale as discontinued operations. To better understand the information in the table, investors should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, and the Consolidated Financial Statements and Notes in Item 8.

FIVE-YEAR SUMMARY

	Fiscal

	1998	1999	2000	2001	2002

Consolidated Statement of Operations Data (In thousands, except per share data)
Net revenue:
Products	$514,411	$738,431	$803,759	$834,190	$1,001,782
Services	33,969	58,844	142,179	240,381	293,405
Other	43,685	45,625	91,411	73,834	63,161

Total net revenue	592,065	842,900	1,037,349	1,148,405	1,358,348
Income (loss) from continuing operations before cumulative effect of accounting change	(7,646)	384,020	322,178	(118,079)	69,760
Net income (loss) from discontinued operations	13,828	2,544	(16,517)	20,972	70,400
Cumulative effect of accounting change, net of taxes	—	—	—	14,314	—

Net income (loss)	$6,182	$386,564	$305,661	$(82,793)	$140,160
Net income (loss) per common share:
Basic income (loss) per share from continuing operations before cumulative effect of accounting change	$(0.05)	$2.01	$1.60	$(0.57)	$0.33
Net income (loss) from discontinued operations	0.09	0.01	(0.08)	0.10	0.33
Cumulative effect of accounting change	—	—	—	0.07	—

Basic net income (loss) per share	$0.04	$2.02	$1.52	$(0.40)	$0.66
Diluted income (loss) per share from continuing operations before cumulative effect of accounting change	$(0.05)	$1.92	$1.53	$(0.57)	$0.32
Net income (loss) from discontinued operations	0.09	0.01	(0.08)	0.10	0.32
Cumulative effect of accounting change	—	—	—	0.07	—

Diluted net income (loss) per share	$0.04	$1.93	$1.45	$(0.40)	$0.64
Pro Forma Data for Fiscal 2001 Change in Accounting Principle (Unaudited)(a)
Pro forma net income	(a )	$382,438	$299,100	(a )	(a	)
Pro forma diluted net income per share	(a )	$1.91	$1.42	(a )	(a	)

(a)	This pro forma data relates to accounting for derivative instruments and is different from our company pro forma results, which are shown in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We adopted Statement of Financial Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” in fiscal 2001 and recognized the cumulative effect of the change in how we accounted for options to purchase shares of

S1 Corporation as of August 1, 2000. Pro forma data presents our net income and diluted net income per share for fiscal 1999 and 2000 as if we had adopted SFAS 133 at the beginning of fiscal 1999. In accordance with SFAS 133, we included unrealized gains and losses on the S1 options in our fiscal 2001 and 2002 reported results until we sold them in the first quarter of fiscal 2002. Intuit did not have any derivative instruments or engage in hedging activities prior to fiscal 1999. See Note 1 of the financial statements, “Change in Accounting Principle.”

	July 31,

	1998	1999	2000	2001	2002
Consolidated Balance Sheet Data

(In thousands)
Cash, cash equivalents and short-term investments	$382,832	$823,090	$1,420,770	$1,213,606	$1,250,429
Marketable securities	499,285	431,176	225,878	85,307	16,791
Working capital	632,713	842,213	1,321,957	1,359,960	1,262,716
Total assets	1,538,178	2,378,563	2,792,480	2,862,273	2,963,026
Long-term obligations	35,566	36,308	538	12,150	14,610
Total stockholders’ equity	$1,127,943	$1,561,388	$2,071,289	$2,161,326	$2,215,639

ITEM 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

NOTE: For a more complete understanding of our financial condition and results of operations, and some of the risks that could affect future results, see “Risks That Could Affect Future Results” in this Item 7. This section should also be read in conjunction with the Consolidated Financial Statements and related Notes in Item 8. As discussed below, we sold our Quicken Loans mortgage business and accounted for the sale as discontinued operations. Unless otherwise noted, the following discussion pertains only to our continuing operations.

Results of Operations

Three-Year Total Net Revenue and Net Income (Loss) Trends

The following table shows trends in our total net revenue and net income (loss) for the past three years. Net income (loss) is shown in accordance with generally accepted accounting principles (“GAAP”), and also on an unaudited company pro forma basis. We present this company pro forma financial information as a supplement to, but not a substitute for, GAAP information, in order to provide investors with an alternative way of assessing our results. Company pro forma information is different from certain pro forma figures required to be presented in our consolidated financial statements and notes.

	Fiscal	Fiscal	Fiscal	2000-2001	2001-2002
	2000	2001	2002	% Change	% Change

(Dollars in millions)
Total net revenue	$1,037.3	$1,148.4	$1,358.3	11%	18%
Net income (loss) — GAAP	305.7	(82.8)	140.2	(127)%	269%
Net income — Company pro forma (unaudited)	$147.9	$162.5	$211.3	10%	30%

Reconciliation of GAAP Net Income (Loss) to Pro Forma Net Income

The following table presents the reconciliation of GAAP net income (loss) to unaudited company pro forma net income for the periods shown. Company pro forma information is prepared using the same consistent method from quarter to quarter and year to year. Company pro forma net income excludes acquisition-related charges, such as amortization of goodwill and intangibles and impairment charges, and amortization of purchased software and charges for purchased research and development. It also excludes loss on impairment of long-lived asset, gains and losses from marketable securities and other investments, net gains and losses on divestitures, discontinued operations, the cumulative effect of an accounting change (see Note 1 of the financial statements) and the tax effects of these transactions.

	Fiscal	Fiscal	Fiscal
	2000	2001	2002

(Dollars in millions)
Net income (loss) — GAAP	$305.7	$(82.8)	$140.2
Amortization of purchased software	8.8	15.0	12.4
Charge for purchased research and development	1.3	0.2	2.2
Acquisition-related charges	156.3	248.2	181.6
Loss on impairment of long-lived asset	—	—	27.0
Gain on marketable securities	(481.1)	—	—
Loss on marketable securities	—	98.1	15.5
Gain on divestitures	—	—	(8.3)
Loss on divestitures	—	15.3	—
Income tax benefit (provision) on above	140.4	(96.2)	(88.9)
Net income from discontinued operations		(21.0)	(70.4)
Net loss from discontinued operations	16.5	—	—
Cumulative effect of accounting change	—	(14.3)	—

Net income — Company pro forma (unaudited)	$147.9	$162.5	$211.3

Overview

Intuit’s mission is to revolutionize how people manage their financial lives, and how small businesses and accounting professionals manage their businesses. Our goal is to create changes so profound customers wouldn’t dream of going back to their old ways of keeping their books, doing their taxes or managing their personal finances. Intuit is a leading provider of small business, tax preparation and personal finance software products and services that simplify complex financial tasks for small businesses, consumers and accounting professionals. Our principal products and services include: small business accounting and business management solutions, including our QuickBooks® line of products and services as well as our Intuit® line of industry-specific business management solutions; TurboTax® consumer tax products and services; ProSeries® and Lacerte® professional tax products and services; and Quicken® personal finance products and services.

The business models for many of our products and services provide us with significant profit leverage, for three primary reasons. First, these businesses have relatively high fixed costs and low variable costs, so as we increase units sold, we generate more profit per incremental unit sold. Second, as we offer products and services with greater functionality, we can increase prices to reflect the greater value that we deliver to customers. Third, as customers move to some of our higher-end products and services, the better product and service mix is resulting in more revenue and profit per customer.

Our tax businesses are highly seasonal. Sales of tax preparation products and services are heavily concentrated in the period from November through April. These seasonal patterns mean that our total net revenue is usually highest during our second and third quarters ending January 31 and April 30. We typically report losses in our first and fourth quarters ending October 31 and July 31 when revenue from our tax businesses are minimal, but operating expenses to develop new products and services continue at relatively consistent levels.

Acquisitions and dispositions of businesses and assets have had a significant impact on the comparability of our results year over year. During the past three years, we have completed several acquisitions and dispositions. In fiscal 2002, we sold our Quicken Loans mortgage business and accounted for the sale as discontinued operations. See Notes 9, 10 and 11 of the financial statements. The impairment of goodwill and other intangibles received in connection with acquisitions has also had a significant impact on our operating results. During fiscal 2001 and 2002, we recorded charges of $78.7 million and $27.3 million for impairment of goodwill and intangible assets. Total goodwill amortization expense, including impairments, was $139.5 million in fiscal 2001 and $122.6 million in fiscal 2002. We adopted Statement of Financial Standards (“SFAS”) No. 142 on August 1, 2002. The adoption of this standard will eliminate the amortization of goodwill commencing with the first quarter of fiscal 2003. However, it is possible that in the future we may incur impairment charges related to existing goodwill, as well as to goodwill arising out of future acquisitions. See Notes 1 and 5 of the financial statements for more information regarding our goodwill and intangible assets and the impact of impairment charges on our reported net income.

Gains and losses related to marketable securities and other investments have had a significant impact on the comparability of our yearly results as well. All of our marketable securities and long-term investments are holdings in high technology companies that have been extremely volatile since we purchased them. In fiscal 2001 and 2002, the market prices of a number of these companies’ securities declined substantially from our initial investment due to the economic downturn in the high technology industry. During fiscal 2001 and 2002, we recorded charges of $68.8 million and $9.5 million for other-than-temporary declines in the value of our available-for-sale marketable securities and other investments, and a charge of $40.0 million during fiscal 2001 relating to the decline in the valuation of our trading securities. See Note 3 of the financial statements for more information regarding our investments in marketable securities and the impact of our trading securities on our reported net income.

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

•	Net Revenue — Return and Rebate Reserves. As part of our revenue recognition policy, we estimate future product returns and rebate payments and establish reserves against revenue based on these estimates. Product returns by distributors and retailers principally relate to the return of obsolete products. Our return policy allows distributors and retailers, subject to certain contractual limitations, to return purchased products. For product returns reserves, we consider the volume and price mix of products in the retail channel, trends in retailer inventory, economic trends that might impact customer demand for our products (including the competitive environment and the timing of new releases of our products) and other factors. We fully reserve for obsolete products in the distribution channels.

Our rebate reserves include distributor and retailer sales incentive rebates and end-user rebates. Our estimated reserves for distributor and retailer incentive rebates are based on distributors’ and retailers’ actual performance against the terms and conditions of rebate programs, which are typically entered into annually. Our reserves for end-user rebates are estimated based on the terms and conditions of the specific promotional program, actual sales during the promotion, the amount of redemptions received, historical redemption trends by product and by type of promotional program and the economic value of the rebate.

In the past, actual returns and rebates have not generally exceeded our reserves. However, actual returns and rebates in any future period are inherently uncertain. If we were to change our assumptions and estimates, our revenue reserves would change, which would impact the net revenue we report. If actual returns and rebates are significantly greater than the reserves we have established, the actual results would decrease our future reported revenue. Conversely, if actual returns and rebates are significantly less than our reserves, this would increase our future reported revenue. As an example, a change of 1% in our consumer tax product return rate assumptions would have increased or reduced fiscal 2002 net revenue by approximately $1.2 million. If the historical data we use to calculate these estimates do not properly reflect actual returns or rebates, then we would make a change in the reserves in the period in which the determination is made.

•	Goodwill, Purchased Intangibles and Other Long-Lived Assets — Impairment Assessments. Under current accounting standards, which changed significantly at the start of fiscal 2003, we make judgments about the recoverability of goodwill, purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate an other-than-temporary impairment in the remaining value of the assets recorded on our balance sheet may exist. In order to estimate the fair value of long-lived assets, we make various assumptions about the future prospects for the business that the asset relates to and typically estimate future cash flows to be generated by these businesses. Based on these assumptions and estimates, we determine whether we need to take an impairment charge to reduce the value of the asset stated on our balance sheet to reflect its estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. More conservative assumptions of the anticipated future benefits from these businesses would result in greater impairment charges, which would decrease net income and result in lower asset values on our balance sheet. Conversely, less conservative assumptions would result in smaller impairment charges, higher net income and higher asset values. See Note 1 “Goodwill, Purchased Intangible Assets and Other Long-lived Assets” and “Recent Pronouncements,” and Notes 5 and 12 of the financial statements for more information about how we make these judgments.

•	Reserves for Uncollectible Accounts Receivable. We make ongoing assumptions relating to the collectibility of our accounts receivable. The accounts receivable amount on our balance sheet includes a reserve for accounts that might not be paid. In determining the amount of the reserve, we consider our historical level of credit losses. We also make judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and we assess current economic trends that might impact the level of credit losses in the future. Our reserves have generally been adequate to cover our actual credit losses. However, since we cannot predict future changes in the financial stability of our customers, we cannot guarantee that our reserves will continue to be adequate. If actual credit losses are significantly greater than the reserve we have established, that would increase our general and administrative expenses and reduce our reported net income. Conversely, if actual credit losses are significantly less than our reserve, this would eventually decrease our general and administrative expenses and increase our reported net income. See Note 1 of the financial statements, “Concentration of Credit Risk and Significant Customers and Suppliers,” for more information about our accounts receivable.

•	Income Taxes — Estimates of Effective Tax Rates, Deferred Taxes and Valuation Allowance. When we prepare our consolidated financial statements, we estimate our income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not likely, we establish a valuation allowance. When we establish a valuation allowance or increase this allowance in an accounting period, we must record a tax expense in our statement of operations.

Management must make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. Our net deferred tax asset as of July 31, 2002 was $244.4 million, net of the valuation allowance of $9.3 million. We recorded the valuation allowance to reflect uncertainties about whether we will be able to utilize some of our deferred tax assets (consisting primarily of certain net operating losses carried forward by our international subsidiaries and certain state capital loss carryforwards) before they expire. The valuation allowance is based on our estimates of taxable income for the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, we cannot assure that we will not be required to increase the valuation allowance to take into account additional deferred tax assets that we may be unable to realize. If we increase the valuation allowance, it could have a material adverse impact on our income tax provision and net income in the period in which we make the increase. See Note 20 of the financial statements.

Total Net Revenue

The table below shows total net revenue and percentage of total net revenue for each of our business segments for fiscal years 2000, 2001 and 2002. We have reclassified prior year information to conform to the current year financial presentation for comparability. See Note 14 of the financial statements for additional information about our business segments.

		% Total		% Total		% Total
	Fiscal	Net	Fiscal	Net	Fiscal	Net	2000-2001	2001-2002
	2000	Revenue	2001	Revenue	2002	Revenue	% Change	% Change
(Dollars in millions)
Total Net Revenue:
Small Business
Product	$275.3		$278.0		$318.8
Service	20.2		32.6		51.4
Other	16.0		18.0		4.4

Subtotal	311.5	30%	328.6	29%	374.6	28%	6%	14%

Employer Services
Product	30.6		60.1		81.7
Service	44.8		58.1		72.4
Other	—		—		0.2

Subtotal	75.4	7%	118.2	10%	154.3	11%	57%	31%

Consumer Tax
Product	170.5		168.2		219.4
Service	40.9		100.5		128.4
Other	4.8		3.4		3.3

Subtotal	216.2	21%	272.1	24%	351.1	26%	26%	29%

Professional Accounting Solutions
Product	161.4		177.3		219.2
Service	9.1		11.1		6.5
Other	—		—		—

Subtotal	170.5	17%	188.4	16%	225.7	17%	10%	20%

Personal Finance
Product	98.8		80.2		71.6
Service	—		13.1		8.0
Other	70.6		49.7		50.7

Subtotal	169.4	16%	143.0	12%	130.3	9%	(16)%	(9)%

Global Business
Product	67.1		70.4		82.2
Service	27.2		24.8		20.9
Other	—		2.8		4.5

Subtotal	94.3	9%	98.0	9%	107.6	8%	4%	10%

Small Business Verticals and Other
Product	—		—		8.9
Service	—		0.1		5.8
Other	—		—		—

Subtotal	—	—	0.1	—	14.7	1%	—	NM

TOTALS:	$1,037.3	100%	$1,148.4	100%	$1,358.3	100%	11%	18%

NM is a non-meaningful comparison.

Fiscal 2002 Compared to Fiscal 2001. Total net revenue for fiscal 2002 was $1,358.3 million, compared to $1,148.4 million in fiscal 2001, representing an increase of 18%. The fiscal 2002 increase in net revenue was primarily due to growth of 31% in our Employer Services segment, 29% in our Consumer Tax segment and 20% in our Professional Accounting Solutions segments. Net revenue from our Small Business segment increased 14% due to growth in Quickbooks-related products. Personal Finance net revenue declined 9% in fiscal 2002, reflecting a decrease in Internet advertising revenue and lower sales of Quicken due to the continuing overall decline in the personal finance desktop software category.

Fiscal 2001 Compared to Fiscal 2000. Total net revenue for fiscal 2001 was $1,148.4 million, compared to $1,037.3 million in fiscal 2000, representing an increase of 11%. Our Consumer Tax segment had a strong year with an increase of 26% that was driven by Web-based tax return preparation and electronic tax return filing services revenue, which more than doubled from fiscal 2000. The revenue growth also reflected a 57% increase in our Employer Services segment. Growth in these segments was partially offset by a 16% decline in the Personal Finance segment. Personal Finance was adversely affected by the declining demand for Internet advertising as well as by lower sales of Quicken due to an overall decline in the personal finance desktop software category.

Total Net Revenue by Business Segment

The following net revenue discussion is categorized by our business segments, which reflect how we manage our operations and how our chief operating decision maker views results. The net revenue impact of the fiscal 2001 acquisition of Tax and Accounting Software Corporation is discussed below under Professional Accounting Solutions. No other acquisitions have had a material impact on net revenue in the periods presented.

Small Business

Small Business product revenue is derived primarily from QuickBooks desktop software products and financial supplies. Small Business services revenue is derived primarily from QuickBooks Service Solutions, our fee for support plan. Our Small Business Verticals businesses are managed separately from the Small Business segment, so their revenue is included in the Small Business Verticals and Other segment below.

Fiscal 2002 Compared to Fiscal 2001. Small Business total net revenue increased 14% in fiscal 2002 compared to fiscal 2001. Total QuickBooks-related revenue (which includes QuickBooks desktop software products, QuickBooks support plans, QuickBooks Internet Gateway and QuickBooks Online Edition) was 11% higher while QuickBooks desktop product revenue alone grew 19%. The increase in QuickBooks desktop product revenue reflected higher average selling prices driven primarily by the November 2001 launch of our higher-priced QuickBooks Premier products, as well as 12% higher unit sales. The volume increase was driven by strong upgrade sales, which we believe were due in part to our decision to discontinue technical support and tax table services during calendar 2002 for customers using certain older versions of QuickBooks. We believe that the availability of a range of third party offerings from the Intuit Developer Network to QuickBooks 2002 customers may also have contributed to the stronger upgrade sales. Fiscal 2002 QuickBooks-related revenue growth also reflected strong results from QuickBooks Service Solutions. In August 2001, we began offering several higher-end support plans, which resulted in significantly higher average selling prices that more than offset declines in volume compared to fiscal 2001. Revenue growth in QuickBooks-related products and services was partially offset by a decline in QuickBooks Internet Gateway revenue. Revenue for this business decreased due to a sharp decline in upfront fees received from Internet Gateway participants, as well as a decrease in transaction-based fees that reflects lower customer demand for Internet Gateway services and fewer services being offered. Financial supplies revenue increased modestly during the year.

We expect continued growth in our Small Business segment in fiscal 2003. We expect QuickBooks-related revenue to increase due to the fiscal 2002 introduction of products with more advanced functionality such as QuickBooks Premier, QuickBooks Premier: Accountant Edition and QuickBooks Enterprise Solutions

Business Management Software, which have significantly higher selling prices than our other QuickBooks products.

Fiscal 2001 Compared to Fiscal 2000. For fiscal 2001, total net revenue for the Small Business segment increased 6% over fiscal 2000. Revenue from QuickBooks desktop products remained relatively flat. While average selling prices increased for the year, unit sales declined 17%. This was attributable to a decline in the rate at which existing QuickBooks customers upgraded to newer QuickBooks products, as well as to a lower acquisition rate of new users. Product revenue from our financial supplies and services revenue from our QuickBooks Internet Gateway and QuickBooks Service Solutions increased in fiscal 2001.

Employer Services

Employer Services product revenue is derived primarily from our QuickBooks Do-It-Yourself Payroll (formerly Basic Payroll) offering. Employer Services services revenue is derived primarily from our QuickBooks Assisted Payroll Service (formerly Deluxe Payroll) and Intuit Payroll Services — Complete Payroll (formerly Premier Payroll).

Fiscal 2002 Compared to Fiscal 2001. Employer Services total net revenue increased 31% in fiscal 2002 compared to fiscal 2001, reflecting 39% combined growth for the QuickBooks-branded Do-It-Yourself Payroll and Assisted Payroll Service offerings, with revenue for the Intuit Payroll Services — Complete Payroll service roughly flat. Price increases accounted for a significant portion of the Do-It-Yourself Payroll and Assisted Payroll Service revenue growth, although the number of customers for the combined offerings also increased by approximately 12%.

We expect total net revenue to continue to increase in our Employer Services business in fiscal 2003, due in part to the acquisition of CBS Employer Services, Inc., a provider of full-service outsourced payroll functions for small businesses, in the fourth quarter of fiscal 2002.

Fiscal 2001 Compared to Fiscal 2000. Employer Services total net revenue increased 57% for fiscal 2001 compared to fiscal 2000. Increases in our average selling prices for both our Do-It-Yourself Payroll offering and our Assisted Payroll Service contributed to this growth. The higher average selling prices resulted from price increases as well as a shift toward a mix of higher-priced products. The number of customers for the combined offerings also grew approximately 7%.

Consumer Tax

Consumer Tax product revenue is derived primarily from TurboTax federal and state consumer desktop tax preparation products. Consumer Tax services revenue is derived primarily from TurboTax for the Web online tax preparation services and electronic filing services.

Fiscal 2002 Compared to Fiscal 2001. Consumer Tax total net revenue increased 29% in fiscal 2002 compared to fiscal 2001. Revenue from TurboTax desktop products was up 10%, due primarily to higher average selling prices resulting from the introduction of a higher-priced premium product. Revenue from TurboTax for the Web was strong in fiscal 2002, reflecting a significant increase in the mix of higher-end service offerings (TurboTax Premier) as well as 84% unit growth. Electronic filing units and revenue also contributed to the year-over-year growth. Overall, our Consumer Tax customer base grew 19% in fiscal 2002.

Fiscal 2001 Compared to Fiscal 2000. For fiscal 2001, Consumer Tax total net revenue increased approximately 26% compared to fiscal 2000. The increase was due to a combination of higher average selling prices resulting from price increases as well as improved product mix and increased unit sales for both our desktop products and Web-based tax preparation services. Our Consumer Tax business also benefited from Microsoft’s discontinuation of its desktop consumer tax preparation software after the 1999 tax season which ended April 15, 2000. Our Web-based tax preparation and electronic filing services also experienced strong growth during fiscal 2001. Web-based tax preparation revenue more than doubled from fiscal 2000 as a result of increased prices as well as a 71% increase in unit volume. In addition, our electronic filing services revenue increased 53%. Overall, our Consumer Tax customer base grew 14% in fiscal 2001.

We expect continued growth in our Consumer Tax business in fiscal 2003 due to the continuing upward trend in consumer use of the Web for tax return preparation and filing. We also expect revenue growth as a result of product activation features to be included in the tax year 2002 federal versions of TurboTax desktop products for Windows®, which are designed to reduce unauthorized sharing of those products.

Professional Accounting Solutions

Professional Accounting Solutions product revenue is derived primarily from ProSeries and Lacerte professional tax preparation products. Professional Accounting Solutions services revenue is derived primarily from electronic filing and tax advice services.

Fiscal 2002 Compared to Fiscal 2001. Total net revenue from our professional tax preparation products and services increased 20% in fiscal 2002 compared to fiscal 2001. Approximately $21.0 million or 11% of the growth compared to fiscal 2001 resulted from our acquisition of Tax and Accounting Software Corporation in April 2001. Higher revenue from electronic filing services was also a significant factor in the increase. Our fiscal 2002 introduction of product activation technology that restricted sharing of professional tax products and higher average selling prices for our ProSeries and Lacerte unlimited-use products also contributed to the revenue growth. Renewal rates for our existing customer base remained strong during fiscal 2002.

Fiscal 2001 Compared to Fiscal 2000. Total net revenue from our professional tax preparation products and services increased 10% in fiscal 2001 compared to fiscal 2000. This growth resulted from higher average selling prices for both our ProSeries and Lacerte unlimited-use products and unit growth for our pay-per return customers. Renewal rates for our existing customer base were strong during fiscal 2001.

We expect continued growth in our Professional Accounting Solutions business in fiscal 2003 but we expect the rate of growth to slow compared to fiscal 2002. Fiscal 2002 growth rates for this business were unusually high due to the acquisition of TAASC in late fiscal 2001.

Personal Finance

Personal Finance product revenue is derived primarily from Quicken desktop products. Personal Finance services revenue is minimal. Other revenue consists of Quicken.com advertising revenue and royalties for online transactions.

Fiscal 2002 Compared to Fiscal 2001. Personal Finance total net revenue decreased 9% in fiscal 2002 compared to fiscal 2001, due primarily to a 15% decline in revenue from Quicken desktop products and a 38% decline in Quicken.com revenue. Solid growth in our online transactions business partially offset these declines. The decrease in Quicken revenue reflected the continuing overall decline in the personal finance desktop software category. Our share of retail units in this category remained above 70% in fiscal 2002. The decrease in Quicken.com advertising revenue reflected the industry-wide decline in spending by purchasers of Internet advertising. We expect these trends to continue in fiscal 2003.

Fiscal 2001 Compared to Fiscal 2000. Total net revenue from the Personal Finance segment decreased 16% in fiscal 2001 compared to fiscal 2000. This decline in revenue was attributable in part to a 27% decline in unit sales for our Quicken desktop products and a 31% decline in our Quicken.com Internet advertising revenues. Quicken revenue was down due to an overall decline in the personal finance desktop software category. Advertising revenue declined compared to the prior year due to the overall economic environment which resulted in reduced advertising spending by purchasers of Internet advertising. We experienced continued growth in our online transactions business, which partially offset these declines.

Global Business

Global Business product revenue is derived primarily from QuickBooks, Quicken and QuickTax desktop software products in Canada and Yayoi small business desktop accounting products in Japan. Global Business services revenue primarily consists of revenue from software maintenance contracts sold with Yayoi software in Japan.

Fiscal 2002 Compared to Fiscal 2001. Global Business total net revenue increased 10% in fiscal 2002 compared to fiscal 2001. Revenue from Canada increased 29% year over year. This reflected strong tax season results for QuickTax, due in part to the preliminary success of our efforts to reduce unauthorized sharing of desktop software. Canadian tax revenue growth was partially offset by modest revenue declines for QuickBooks and Quicken. Revenue in Japan declined 12% compared to fiscal 2001. Japan’s product revenue decreased 17%, due primarily to our discontinuation of the QuickBooks product line in Japan in the second quarter of fiscal 2002. Revenue from Yayoi products was roughly flat compared to fiscal 2001. The overall decline in Japan’s product revenue was partially offset by increased revenue from Yayoi support contracts.

Fiscal 2001 Compared to Fiscal 2000. Global Division total net revenue for fiscal 2001 increased 4% compared to fiscal 2000. This increase was primarily due to 39% overall revenue growth in Canada, which was driven by 45% growth in QuickBooks revenue. In addition, Canada experienced 14% growth in professional tax revenue as a result of an acquisition we made early in fiscal 2001. Revenue in Japan increased due to higher retail sales of our Yayoi small business accounting software. This was partially offset by declining sales of QuickBooks in Japan as well as decreased royalties and an adverse foreign exchange rate impact that resulted in lower average selling prices in U.S. dollars.

Small Business Verticals and Other

As part of our Right for My Business strategy, in fiscal 2002 we acquired several companies that enable us to provide accounting and business management solutions to customers in selected industries, which we refer to as “verticals.” These new businesses, which we report as a single business segment, include the following: Intuit Construction Business Solutions (formerly OMware, Inc.), which provides business management software for the construction industry; Intuit Public Sector Solutions (formerly The Flagship Group), which offers accounting and business management software solutions for nonprofit organizations, universities, and government agencies; Intuit MRI Real Estate Solutions (formerly Management Reports, Inc.), which provides business management software for commercial and residential property managers; and Intuit Eclipse Distribution Management Solutions (formerly Eclipse, Inc.), which offers business management software for the wholesale durable goods industry.

Three of the four acquisitions were completed in the fourth quarter of fiscal 2002. As a result, total net revenue from the Small Business Vertical and Other segment was not significant in fiscal 2002 and consisted primarily of revenue generated by OMware, Inc. There was no significant revenue in this segment from sources other than the acquired vertical businesses during fiscal 2002. Driving the growth of the vertical businesses we have acquired so far, and acquiring additional vertical businesses, are key business initiatives for fiscal 2003. Therefore, we expect that we will continue to report these businesses as a separate business segment in the future.

Cost of Revenue

		% of		% of		% of
	Fiscal	Related	Fiscal	Related	Fiscal	Related	2000-2001	2001-2002
	2000	Revenue	2001	Revenue	2002	Revenue	% Change	% Change

(Dollars in millions)
Cost of Revenue:
Cost of products	$158.8	20%	$143.3	17%	$163.5	16%	(10%)	14%
Cost of services	72.4	51%	110.1	46%	108.4	37%	52%	(2%)
Cost of other revenue	30.7	34%	26.0	35%	24.9	39%	(15%)	(4%)
Amortization of purchased software	8.8	—	15.0	—	12.4	—	70%	(17%)

TOTALS:	$270.7	26%	$294.4	26%	$309.2	23%	9%	5%

There are four components of our cost of revenue: (1) cost of products, which includes the direct cost of manufacturing and shipping desktop software products; (2) cost of services, which reflects direct costs associated with providing services, including data center costs relating to delivering Internet-based services; (3) cost of other revenue, which includes costs associated with generating advertising and marketing and online transactions revenue; and (4) amortization of purchased software, which represents the cost of depreciating products we obtained through acquisitions over their useful lives.

Fiscal 2002 Compared to Fiscal 2001. Cost of products as a percentage of product revenue decreased slightly to 16% in fiscal 2002 from 17% in fiscal 2001. We lowered our per-unit materials, manufacturing and shipping costs for our shrink-wrap software products, resulting in significant cost savings. These savings were nearly offset by increased costs associated with improving our product distribution function. During the first quarter of fiscal 2002, we established a new third-party retail distribution relationship for our shrink-wrap software products. This distribution relationship enables us to ship a larger percentage of our products directly to individual retail stores and allows us to provide inventory to our retail customers on a more timely basis. By providing better service to our retailers, we are reducing product returns and related costs. Because of this and because we plan to continue redesigning the packaging for many of our software products and further streamlining our manufacturing processes, we expect cost of products as a percentage of product revenue to decline in fiscal 2003.

Cost of services as a percentage of services revenue decreased to 37% in fiscal 2002 from 46% in fiscal 2001. This decrease was attributable primarily to our payroll and Web-based tax businesses, which experienced significant revenue growth with relatively fixed cost bases.

Cost of other revenue as a percentage of other revenue increased to 39% in fiscal 2002 compared to 35% in fiscal 2001. This increase was primarily due to increased data center costs related to our Personal Finance segment’s online transaction business, which experienced revenue growth in fiscal 2002.

Amortization of purchased software decreased slightly in fiscal 2002 compared to fiscal 2001. This reflected lower amortization expense in the second half of fiscal 2002 that resulted from a lower base of assets to be amortized. This decline was partially offset by impairment charges for certain purchased software assets that were recorded in the second quarter of fiscal 2002, which caused the decrease in the base of assets. See Note 5 of the financial statements.

Fiscal 2001 Compared to Fiscal 2000. Cost of products as a percentage of product revenue decreased to 17% for fiscal 2001 compared to 20% for fiscal 2000. The decline was primarily attributable to lower excess and obsolete inventory expenses for all of our product lines due to improved inventory management. Cost of services as a percentage of services revenue decreased to 46% for fiscal 2001 compared to 51% for fiscal 2000 due primarily to revenue growth in our payroll business with a relatively fixed cost base. This factor was partially offset by increased data center costs related to our Personal Finance segment’s online transactions businesses. Cost of other revenue as a percentage of other revenue increased to 35% for fiscal 2001 compared to 34% for fiscal 2000 due to a significant decrease in Internet advertising revenue with a relatively fixed cost base.

Operating Expenses

		% Total		% Total		% Total
	Fiscal	Net	Fiscal	Net	Fiscal	Net	2000-2001	2001-2002
	2000	Revenue	2001	Revenue	2002	Revenue	% Change	% Change

(Dollars in millions)
Operating Expenses:
Customer service and technical support	$138.6	13%	$145.5	13%	$173.1	13%	5%	19%
Selling and marketing	221.2	21%	235.3	20%	278.8	21%	6%	18%
Research and development	165.9	16%	203.7	18%	203.5	15%	23%	0%
General and administrative	74.3	7%	95.7	8%	110.4	8%	29%	15%
Charge for purchased research and development	1.3	0%	0.2	0%	2.2	0%	NM	NM
Charge for vacant facilities	—	—	—	—	13.2	1%	—	—
Acquisition related charges	156.4	15%	248.2	22%	181.6	13%	59%	(27%)
Loss on impairment of long-lived asset	—	—	—	—	27.0	2%	—	—

TOTALS:	$757.7	73%	$928.6	81%	$989.8	73%	23%	7%

Customer Service and Technical Support

Fiscal 2002 Compared to Fiscal 2001. Customer service and technical support expenses were 13% of total net revenue in fiscal 2002 and 2001. We improved our efficiency in fiscal 2002 by increasing the proportion of customer service and technical support we provide through less expensive methods such as Web sites, online chat, email and other electronic means. We also implemented a number of successful process excellence initiatives that reduced costs while maintaining or increasing service levels. However, these benefits were more than offset by higher direct sales and support costs associated with converting the customers of Tax Accounting and Software Company, a company that we acquired in April 2001, to our ProSeries and Lacerte professional tax products, and by increased demand for customer service and technical support due to our growing customer base. We expect customer service and technical support expenses to decrease slightly as a percentage of total net revenue in fiscal 2003 as TAASC conversion costs gradually decline and as we continue to benefit from lower cost, more scalable electronic customer service and technical support delivery mechanisms.

Fiscal 2001 Compared to Fiscal 2000. Customer service and technical support expenses were flat at 13% of total net revenue in fiscal 2001 and 2000. This reflected the benefit of providing an increased proportion of customer service and technical support more efficiently and less expensively through Web sites and other electronic means, and from the expansion of QuickBooks Service Solutions, our fee for support program for QuickBooks customers. These improvements were offset by the April 2001 start of support costs to convert customers of our newly acquired TAASC business to our ProSeries and Lacerte professional tax products.

Selling and Marketing

Fiscal 2002 Compared to Fiscal 2001. Selling and marketing expenses were 21% of total net revenue in fiscal 2002, compared to 20% in fiscal 2001. In fiscal 2002, selling and marketing expenses increased as we expanded our small business marketing programs to support the Right for My Business strategy announced in September 2001. We also incurred incremental marketing expenses for our Construction Business Solutions products, which we acquired in November 2001. These increases were partially offset by a decrease in selling and marketing expenses as a percentage of total net revenue for our payroll business due to significant revenue growth in that segment. We also donated $8.0 million to The Intuit Foundation in fiscal 2002, which will be used to benefit the community through contributions to selected non-profit organizations. We expect selling and marketing expenses to continue to increase as a percentage of total net revenue in fiscal 2003 as we expand marketing programs for our new QuickBooks products as well as for the Right for My Business products and services we recently introduced and those we expect to introduce in fiscal 2003.

Fiscal 2001 Compared to Fiscal 2000. Selling and marketing expenses were 20% of total net revenue in fiscal 2001, compared to 21% in fiscal 2000. During fiscal 2000 we experienced relatively higher sales and marketing expenses in the first half of the year due to aggressive marketing programs to expand our Internet-based businesses and to respond to Microsoft’s TaxSaver consumer tax offering. In fiscal 2001 our payroll business also experienced relatively lower marketing expenditures as it continued to benefit from the marketing value of the Intuit brand.

Research and Development

Fiscal 2002 Compared to Fiscal 2001. During fiscal 2002, we increased research and development spending in some of our highest-growth businesses — small business, consumer tax and professional tax — by approximately 10%. In particular, we continued to invest in our Right for My Business strategy, including new QuickBooks Premier, Point of Sale and Enterprise products launched in the second quarter of fiscal 2002, the Intuit Developer Network, and other new products that we expect to introduce in fiscal 2003. At the same time, we significantly decreased or stopped spending in less strategic areas and discontinued product lines. We also benefited from improvements in our development process that resulted in shorter development times and higher quality for our new QuickBooks products. The net result was that research and development expenses in fiscal 2002 were flat in absolute dollars and declined as a percentage of total net revenue to 15% of total net revenue, compared to 18% in fiscal 2001. During fiscal 2003, we expect to continue to make significant investments in research and development, particularly for new small business products and services.

Fiscal 2001 Compared to Fiscal 2000. For fiscal 2001 research and development expenses were 18% of total net revenue in 2001, compared to 16% of total net revenue in fiscal 2000. In both fiscal 2001 and 2000, we invested significant amounts in our services businesses, mostly focused in our Small Business and Employer Services segments. This included research and development efforts for QuickBooks Online Edition, our QuickBooks Assisted Payroll Service (formerly Deluxe Payroll), our QuickBase® information management tool and the Intuit Developer Network.

General and Administrative

Fiscal 2002 Compared to Fiscal 2001. General and administrative expenses were 8% of total net revenue in fiscal 2002 and fiscal 2001. We experienced increased directors’ and officers’ liability insurance costs and costs associated with integrating our acquisitions of OMware, Inc. in November 2001 and EmployeeMatters, Inc. in December 2000. These increases were offset by decreases in bad debt charges in fiscal 2002. We had relatively high accounts receivable write-offs in fiscal 2001 due to the deteriorating financial condition of many Internet companies with whom we did business. We expect general and administrative expenses to increase as a percentage of total net revenue in fiscal 2003 due to the costs of integrating our fourth quarter fiscal 2002 acquisitions and other acquisitions we expect to make in fiscal 2003, as well as to investments in our internal audit function and process excellence infrastructure. We also expect bad debt expense for fiscal 2003 to be somewhat higher than for fiscal 2002 because we experienced unusually low levels of bad debt expense in fiscal 2002.

Fiscal 2001 Compared to Fiscal 2000. General and administrative expenses were 8% of total net revenue for fiscal 2001, compared to 7% of total net revenue for fiscal 2000. During fiscal 2001, we experienced an increase in our bad debt expense related to the economic downturn in the high technology industry that impacted many companies with whom we did business. Our general and administrative expense for fiscal 2001 also included an increase of $1.2 million in deferred compensation amortization expense related to restricted stock we granted when we hired our President and Chief Executive Officer in January 2000.

Charge for Purchased Research and Development

In connection with certain acquisitions and with the assistance of third-party appraisers, we determine the value of in-process projects under development for which technological feasibility has not been established. The value of the projects is determined by estimating the costs to develop the in-process technology into commercially feasible products, estimating the net cash flows we believe would result from the products and discounting these net cash flows back to their present value. The resulting amount is recorded as a charge for purchased research and development when we acquire certain new businesses.

In fiscal 2002, we recorded a charge of $2.2 million for purchased research and development as a result of our acquisition of Management Reports, Inc. (now Intuit MRI Real Estate Solutions). In fiscal 2001, we recorded a charge of $0.2 million for purchased research and development when we acquired Tax Accounting and Software Corporation. We recorded $1.3 million for purchased research and development as a result of our Boston Light Software Corporation and Hutchison Avenue Software Corporation acquisitions in fiscal 2000.

Although we intend to continue to acquire relatively mature businesses with products whose technological feasibility has been demonstrated as part of our Right for My Business Strategy, it is possible that we will incur additional charges for purchased research and development in the future.

Charge for Vacant Facilities

During the third quarter of fiscal 2002, we concluded that we would not occupy two vacant leased buildings in Mountain View, California and that we would be unable to recover a substantial portion of our lease obligations by subleasing the vacant space. As a result, we recorded a charge of $13.2 million. See Note 13 of the financial statements.

Acquisition-Related Charges

Acquisition-related charges include the amortization of goodwill, purchased intangible assets and deferred compensation expenses arising from acquisitions, and impairment charges relating to certain acquired assets. See Note 5 of the financial statements.

The FASB recently adopted a new standard for accounting for goodwill acquired in a business combination. It continues to require us to recognize goodwill as an asset whenever we pay more for a business than the total of its net tangible and intangible assets, but it does not permit us to amortize goodwill, which we were previously required to do. Under the new statement, we must separately test goodwill for impairment using a fair-value-based approach on an annual basis or more frequently if an event occurs indicating potential impairment. The shift from an amortization approach to an impairment approach applies to all acquisitions completed after June 30, 2001. The additional goodwill amortization charge for businesses we acquired after June 30, 2001 would have been approximately $8.8 million in fiscal 2002 had this new standard not been in place. We will adopt the remaining elements of this new standard in the first quarter of fiscal 2003 and will therefore cease goodwill amortization for acquisitions we made prior to July 1, 2001. However, it is possible that in the future we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. In addition, we will continue to amortize most purchased intangible assets and to assess those assets for impairment as appropriate. In accordance with the new standard, we transferred the balance of $1.9 million for assembled workforce at August 1, 2002 to goodwill and will no longer amortize that asset. See Note 1 of the financial statements.

Fiscal 2002 Compared to Fiscal 2001. In fiscal 2002 acquisition-related charges were $181.6 million, compared to $248.2 million in fiscal 2001. Acquisition-related charges in fiscal 2002 included impairment charges totaling $22.0 million that were related to our Internet-based advertising business and our Site Solutions business. See Notes 1 and 5 of the financial statements. Acquisition-related charges in fiscal 2002 also reflected an increase of $12.7 million in amortization of intangibles associated with the acquisitions of EmployeeMatters, Inc. in December 2000 and Tax Accounting and Software Corporation in

April 2001. Acquisition-related charges for fiscal 2001 included impairment charges that totaled $78.7 million.

Fiscal 2001 Compared to Fiscal 2000. In fiscal 2001 acquisition-related charges were $248.2 million, compared to $156.4 million in fiscal 2000. The increase was primarily attributable to impairment charges totaling $78.7 million that were recorded in the second half of fiscal 2001. During our review for impairment, events and circumstances indicated possible impairment of goodwill and intangible assets related to our acquisitions of Venture Finance Software Corp., SecureTax.com and Hutchison Avenue Software Corporation. See Notes 1 and 5 of the financial statements. Based on our analysis we recorded impairment charges of $51.0 million, $26.0 million and $1.7 million associated with VFSC, SecureTax and Hutchison, respectively.

Loss on Impairment of Long-lived Asset

The fiscal 2002 loss on impairment of long-lived asset related to the impairment of the asset we received from the purchaser of our Quicken Bill Manager business in May 2001. We regularly perform reviews to determine if the carrying values of our long-lived assets are impaired. During the first quarter of fiscal 2002, events and circumstances indicated impairment of this asset. Based on our resulting analysis of the asset’s fair value, we recorded a charge of $27.0 million to reduce the carrying value of this asset to its estimated fair value of zero, reflecting the deteriorating financial condition of the purchasing company. See Note 12 of the financial statements.

Non-Operating Income and Expenses

Interest and Other Income

In fiscal 2002, interest and other income decreased to $32.9 million, compared to $57.3 million in fiscal 2001 and $48.5 million in fiscal 2000. The decrease during fiscal 2002 was due to a sharp decline in the interest we earned on our cash and short-term investment balances in fiscal 2002, reflecting significant decreases in market interest rates during the period. The increase during fiscal 2001 resulted from higher average cash and short-term investment balances, due in part to sales of marketable securities as well as more cash generated from operations compared to fiscal 2000. The total fiscal 2001 increase was partially offset by the effect of lower market interest rates compared to fiscal 2000. Interest earned on customer payroll deposits is reported as revenue for our payroll business, and is not included in interest and other income.

Gains (Losses) on Marketable Securities and Other Investments, Net

As of July 31, 2002, we held marketable securities and long-term investments in privately held companies carried at $23.6 million on our balance sheet. This balance was down from $109.4 million as of July 31, 2001 due to sales and write-downs. We review the values of our investments each quarter and make adjustments as appropriate. See Notes 1 and 3 of the financial statements. The steep decline in equity markets over the past few years has significantly reduced the value of our marketable securities and long-term investments. If the value of these remaining securities continues to decline in the future, it would have a negative impact on our financial results.

We considered our shares of Excite@Home and 724 Solutions common stock to be trading securities. As a result, unrealized gains or losses due to market fluctuations in these securities were included in our net income or loss on a quarterly basis until we sold them in the first quarter of fiscal 2002. We considered our other marketable securities to be available-for-sale and did not reflect quarterly fluctuations in their value in our net income or loss on a quarterly basis unless we concluded that a decline in value was other-than-temporary. See Note 3 of the financial statements.

We recorded pre-tax net losses relating to marketable securities and other investments of $15.5 million in fiscal 2002 and $98.1 million in fiscal 2001. In fiscal 2000, we recorded a pre-tax gain relating to marketable securities and other investments of $481.1 million. See Note 3 of the financial statements. The fiscal 2002 net loss included charges totaling $9.5 million to write down certain long-term investments for which the decline in fair value below carrying value was other-than-temporary. Our fiscal 2001 net loss included charges of $40.2 million to write down certain available-for-sale securities for which the decline in fair value below carrying value was other-than-temporary and $28.6 million to write down certain long-term investments for which the decline in fair value below carrying value was other-than-temporary. The fiscal 2000 net gain resulted primarily from our sales of Checkfree, Signio (now VeriSign) and Homestore.com common stock.

Net Gains (Losses) on Divestitures

In March 2002, we paid $12.0 million to terminate our $20.3 million obligation under an interactive services agreement related to our Quicken Bill Manager business, which we sold in May 2001. When we terminated the interactive services agreement, we recorded a pre-tax gain of $8.3 million. See Note 10 of the financial statements. In the first quarter of fiscal 2002, we wrote off the $27.0 million asset acquired from the purchaser of our Quicken Bill Manager business to loss on impairment of long-lived asset in our statement of operations. See Note 12 of the financial statements.

During fiscal 2001 we recorded a pre-tax net loss of $15.3 million resulting from our divestitures of businesses. During the second quarter of fiscal 2001 we realized a pre-tax net gain of $1.6 million for the sale of certain assets of our wholly owned subsidiary, Intuit Insurance Services, Inc., which operated our Quicken Insurance business. The gain was more than offset by a pre-tax net loss of $16.9 million for the sale of the technology assets of our Quicken Bill Manager business in the fourth quarter of fiscal 2001. See Note 10 of the financial statements. Neither of these divestitures represented discontinued operations.

Income Tax (Benefit) Provision

For fiscal 2002, we recorded an income tax provision of $15.2 million on pre-tax income from continuing operations of $84.9 million, resulting in an effective tax rate of approximately 18%. For fiscal 2001, we recorded an income tax benefit of $12.5 million on a pre-tax loss from continuing operations of $130.6 million, resulting in an effective rate of approximately 10%. For fiscal 2000, we recorded an income tax provision of $216.6 million on pre-tax income of $538.7 million, resulting in an effective tax rate of approximately 40%. Our effective tax rate for fiscal 2002 differs from the federal statutory rate primarily due to a tax benefit related to a divestiture that became available during the year and tax-exempt interest income, offset by non-deductible merger related charges. Our effective tax rate for fiscal 2001 differs from the federal statutory rate primarily due to the net effect of non-deductible merger and divestiture related charges offset by the benefit we received from tax-exempt interest income. Our effective tax rate for fiscal 2000 differs from the federal statutory rate primarily due to the net effect of non-deductible merger charges offset by the benefit received from tax-exempt interest income.

As of July 31, 2002, we had net deferred tax assets of $244.4 million, which included a valuation allowance of $9.3 million for net operating loss carryforwards relating to our international subsidiaries and certain state capital loss carryforwards. The allowance reflects management’s assessment that we may not receive the benefit of certain loss carryforwards of our international subsidiaries and capital loss carryforwards in certain state jurisdictions. While we believe our current valuation allowance is sufficient, it may be necessary to increase this amount if it becomes more likely that we will not realize a greater portion of the net deferred tax assets. We assess the need for an adjustment to the valuation allowance on a quarterly basis. See Note 20 of the financial statements.

Discontinued Operations

We acquired the Quicken Loans business in December 1999 in a transaction that was accounted for as a pooling of interests. Accordingly, we did not record any goodwill or other intangible assets.

On July 31, 2002, we sold our Quicken Loans mortgage business segment and received consideration in the form of a five-year interest bearing promissory note in the principal amount of $23.3 million. This amount exceeded the net shareholders’ equity of Quicken Loans by $23.3 million. We accounted for the sale as discontinued operations. In accordance with APB No. 30, the operating results of Quicken Loans have been segregated from continuing operations in our statements of operations for fiscal years 2000, 2001 and 2002 and are shown on a single line captioned net income (loss) from Quicken Loans discontinued operations. The sale resulted in a pre-tax gain of $23.3 million in the fourth quarter of fiscal 2002. We did not record the tax benefit related to the gain on the transaction because we cannot be assured that we will realize the tax benefit. See Note 11 of the financial statements.

Concurrent with the sale, we signed an agreement to license the Quicken Loans brand and a distribution agreement under which the purchasing company will provide mortgage services on Quicken.com. We will receive minimum royalties of $1.8 million a year for the next five years under the licensing agreement and minimum fees of $0.8 million a year for the next five years under the distribution agreement. Royalties and fees under these agreements will be recorded as earned and included in other income on our statement of operations.

Cumulative Effect of Accounting Change

During the first quarter of fiscal 2001, we recorded a cumulative gain of $14.3 million, net of taxes, as a result of a change in accounting principle when we adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” We recognized the cumulative effect of the change in how we accounted for options to purchase shares of S1 Corporation as of August 1, 2000. See Note 1 of the financial statements. Subsequent fluctuations in the fair value of these options were included in our net income or net loss until we sold them in the first quarter of fiscal 2002.

Liquidity and Capital Resources

At July 31, 2002 our cash, cash equivalents and short-term investments totaled $1,250.4 million, a $36.8 million increase from July 31, 2001.

We generated $358.2 million in cash from our operations during fiscal 2002. The primary components of cash provided by operations were net income from continuing operations of $69.8 million and adjustments made for non-cash expenses, including acquisition-related charges and amortization of purchased software of $194.0 million, depreciation charges of $59.9 million and an impairment loss on a long-lived asset of $27.0 million.

We used $25.6 million in cash for investing activities during fiscal 2002. Our primary use of cash was for business acquisitions, which totaled $278.3 million net of cash we acquired. Our short-term investments decreased $304.0 million during the fiscal year, with proceeds of $3.15 billion from the sale upon maturity of certain short-term investments partially offset by reinvestments of $2.85 billion. As a result of our continued investment in information systems and infrastructure, we also purchased property and equipment of $42.6 million and capitalized internal use software development projects of $21.3 million in fiscal 2002.

We used $210.5 million in cash for our financing activities in fiscal 2002. The primary component of cash used was $318.4 million for the repurchase of treasury stock through our stock repurchase program. See Note 17 of the financial statements. This was partially offset by proceeds of $133.6 million we received from the issuance of common stock under employee stock plans.

In the normal course of business, we enter into leases for new or expanded facilities in both domestic and global locations. We also evaluate, on an ongoing basis, the merits of acquiring technology or businesses, or establishing strategic relationships with and investing in other companies. We may decide to use cash and cash equivalents to fund such activities in the future.

In May 2001, Intuit’s Board of Directors authorized the company to repurchase up to $500 million of common stock over a three-year period. In July 2002, our Board of Directors increased the authorized purchase amount by $250 million. The stock repurchase program is intended to help offset some of the dilution resulting from the issuance of shares under Intuit’s employee stock plans. At July 31, 2002, we had repurchased a total of $326.8 million of common stock since the inception of the program.

In connection with the sale of our Quicken Loans mortgage business in July 2002, we have agreed to continue providing to the purchasing company an interest-bearing line of credit of up to $375.0 million to fund mortgage loans for a transition period of up to six months. The line expires on January 31, 2003. The line is secured by the related mortgage loans and had an outstanding balance of $245.6 million at July 31, 2002. See Note 11 of the financial statements.

Loans to executive officers and other employees totaled $12.9 million at July 31, 2001 and $21.3 million at July 31, 2002. Loans to executive officers are primarily relocation loans and none of these were made or modified since July 31, 2002. Loans are generally interest-bearing, secured by real property and have maturity dates of up to 10 years. See Note 22 of the financial statements.

We believe that our cash, cash equivalents and short-term investments will be sufficient to meet anticipated seasonal working capital and capital expenditure requirements for at least the next twelve months.

The following table summarizes our contractual obligations at July 31, 2002:

	Payments Due by Period

(In millions)	Less than 1	1-3	4-5	After 5
Contractual Obligations	year	years	years	years	Total

Restricted cash	$11.3	$—	$—	$—	$11.3
Short-term notes payable	17.9	—		—	17.9
Long-term debt	—	8.1	2.7	3.8	14.6
Operating leases	31.2	50.6	41.9	29.5	153.2
Other obligations	25.4	—	—	—	25.4

Total contractual cash obligations	$85.8	$58.7	$44.6	$33.3	$222.4

Restricted cash July 31, 2002 included $5.8 million that we held in escrow in connection with our fiscal 2002 acquisition of CBS Employer Services, Inc. The escrow period expires in June 2003. Restricted cash also included $5.5 million for rebates due our customers.

Other obligations at July 31, 2002 consisted primarily of amounts we owe to former stockholders of CBS Employer Services, Inc. in connection with Intuit’s acquisition of that company in the fourth quarter of fiscal 2002. This contractual obligation is included in other current liabilities on our balance sheet. See Notes 9 and 15 of the financial statements.

Recent Pronouncements

On June 29, 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets.”

SFAS 141 supercedes APB Opinion No. 16, “Business Combinations,” and eliminates the pooling-of-interests method of accounting for business combinations, thus requiring that all business combinations be accounted for using the purchase method. In addition, in applying the purchase method, SFAS 141 changes the criteria for recognizing intangible assets other than goodwill and states that the following criteria should be considered in determining the classification of intangible assets: (1) whether the intangible asset arises from contractual or other legal rights, or (2) whether the intangible asset is separable or dividable from the acquired entity and capable of being sold, transferred, licensed, rented, or exchanged. If neither criteria is met, the intangible assets are classified as goodwill and are not amortized. We have applied the requirements of SFAS 141 to all business combinations initiated after June 30, 2001.

SFAS 142 supercedes APB Opinion No. 17, “Intangible Assets,” and provides that goodwill and other intangible assets that have an indefinite useful life will no longer be amortized. However, these assets must be reviewed for impairment at least annually or more frequently if an event occurs indicating the potential for impairment. The shift from an amortization approach to an impairment approach applies to all acquisitions completed after June 30, 2001. The additional goodwill amortization charge for businesses we acquired subsequent to June 30, 2001 would have been approximately $8.8 million in fiscal 2002 had this new standard not been in place. Total goodwill amortization expense, including impairments, was $139.5 million in fiscal 2001 and $122.6 million in fiscal 2002. We adopted the remaining elements of this new standard in the first quarter of fiscal 2003 and therefore ceased goodwill amortization for acquisitions made prior to July 1, 2001. However, it is possible that in the future we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. In addition, we will continue to amortize most purchased intangible assets and to assess those assets for impairment as appropriate.

In connection with the transitional goodwill impairment evaluation under SFAS 142, we will perform an assessment of goodwill impairment as of August 1, 2002, the date of adoption. To accomplish this, we will identify our reporting units and determine the carrying value of each of them by assigning the assets and liabilities, including existing goodwill and intangible assets, to those reporting units as of the date of adoption. We will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent that a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit’s goodwill to its carrying amount, both of which will be measured as of the date of adoption. The implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the statement of operations.

As of the date of adoption of SFAS 142 on August 1, 2002, we had an unamortized acquired intangible assets balance of approximately $123.6 million, excluding the balance of approximately $1.9 million for assembled workforce reclassified to goodwill. As of that date, we also had an unamortized goodwill balance of approximately $430.8 million which included the amount of assembled workforce reclassified to goodwill. These balances will be subject to the transitional provisions of SFAS 141 and 142. Transitional impairment losses that may be required to be recognized upon adoption of SFAS 141 and 142 are indeterminable at this time.

In October 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which applies to financial statements issued for fiscal years beginning after December 15, 2001. SFAS 144 supersedes FASB Statement 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of APB Opinion No. 30, “Reporting the Results of Operations.” SFAS 144 provides a single accounting model for long-lived assets we expect to dispose of and significantly changes the criteria for classifying an asset as held-for-sale. This classification is important because held-for-sale assets are not depreciated and are stated at the lower of fair value or carrying amount. SFAS 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are actually incurred, rather than when the amount of the loss is estimated, as presently required. We adopted SFAS 144 effective August 1, 2002 and do not expect the adoption of SFAS 144 to have a material impact on our financial position, results of operations or cash flows.

In November 2001, the FASB’s Emerging Issues Task Force released Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” which applies to annual or interim financial statement periods beginning after December 15, 2001. The release provides that cash consideration (including sales incentives) that we give to our customers or resellers should be accounted for as a reduction of revenue rather than as an operating expense unless we receive a benefit that we can identify and reasonably estimate. We adopted this new release beginning in the third quarter of fiscal 2002. The adoption of EITF Issue No. 01-9 did not have a material impact on our total net revenue and as a result we did not reclassify prior period financial statements.

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit and Disposal Activities.” This statement revises the accounting for exit and disposal activities under EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” A formal commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most exit and disposal costs. Instead, companies will record exit or disposal costs when they are incurred and can be measured at fair value, and will subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS 146 and liabilities that a company previously recorded under EITF Issue No. 94-3 are not affected. We do not believe that the adoption of SFAS 146 will have a material impact on our financial position, results of operations or cash flows.

RISKS THAT COULD AFFECT FUTURE RESULTS

Company-Wide Factors That Could Affect Future Results

Our revenue and earnings are highly seasonal. Seasonality and other factors cause significant quarterly and annual fluctuations in our revenue and net income. Several of our businesses are highly seasonal — particularly our tax businesses, but also small business and personal finance to a lesser extent. This causes significant quarterly fluctuations in our financial results. Revenue and operating results are usually strongest during the second and third fiscal quarters ending January 31 and April 30. We experience lower revenues, and often significant operating losses, in the first and fourth quarters ending October 31 and July 31. Our financial results can also fluctuate from quarter to quarter and year to year due to a variety of factors, including changes in product release dates, and the timing of acquisitions, dispositions, goodwill and intangible assets impairment charges and gains and losses related to marketable securities.

Fluctuations in interest rates can cause significant quarterly and annual fluctuations in our net income, earnings per share and asset values. Recent declines in interest rates have resulted in a significant decline in the interest income we earned on our investment portfolio during recent reporting periods, which has had a negative impact on our net income (loss) and net income (loss) per share. Declining interest rates can also reduce the value of our interest rate sensitive assets, such as certain assets that relate to our payroll business. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” for more details.

Our recent acquisitions have presented business integration challenges and we may not fully realize the intended benefits of these acquisitions. During the past few years, we have completed numerous acquisitions, including five during fiscal 2002. These acquisitions have expanded our product and service offerings, personnel and geographic locations. Integrating and organizing acquired businesses creates challenges for our operational, financial and management information systems, as well as for our product development processes. We might not be able to coordinate the diverse operating structures, policies and practices of companies we have acquired or successfully integrate the employees of the acquired companies into our organization and culture, which could harm employee morale and productivity. These difficulties may be increased by the various geographic locations of our acquired businesses, which include Colorado, Connecticut, Ohio and Texas. If we do not adequately address issues presented by growth through acquisitions, we may not fully realize the intended benefits (including financial benefits) of these acquisitions.

We expect to continue to make acquisitions, which could put a strain on our resources and adversely affect our financial results. A key component of our Right for My Business strategy is to continue to expand our product and service offerings, and we expect that a significant portion of this expansion will result from acquisitions. Integrating newly acquired organizations and technologies into our business could put a strain on our resources and be expensive and time consuming. In addition, we may not succeed in integrating acquired businesses or technologies and may not achieve anticipated financial benefits. Our acquisition strategy and future acquisitions could also result in the following risks:

•	Increased competition for acquisition opportunities could inhibit our ability to complete suitable acquisitions, and could also increase the price we would have to pay to complete acquisitions.

•	If we are unable to complete acquisitions successfully, we may not be able to develop and market products for new industries or applications with which we may not be familiar.

•	Despite our due diligence reviews, acquired businesses may bring with them unanticipated liabilities, business or legal risks or operating costs that could harm our results of operations or business, reduce or eliminate any benefits of the acquisition or require unanticipated expenses.

•	If we fail to retain the services of key employees of acquired companies for significant time periods after the acquisition of their companies, we may experience difficulty in managing the acquired company’s business and not realize the anticipated benefits of the acquisition.

•	The accounting treatment of acquisitions can result in significant acquisition-related accounting charges and expenses that would reduce our reported results of operations both at the time of the acquisition and in future periods.

•	Future acquisitions may require us to issue shares of our stock and stock options to owners of the acquired businesses, which would result in dilution to the equity interests of our stockholders.

Acquisition-related costs can cause significant fluctuation in our net income. Our recent acquisitions have resulted in significant expenses, including amortization of purchased software (which is reflected in cost of revenue), as well as charges for in-process research and development, and amortization and impairment of goodwill, purchased intangibles and deferred compensation (which are reflected in operating expenses). Total acquisition-related costs in the categories identified above were $166.5 million in fiscal 2000, $263.4 million in fiscal 2001 (including charges of $78.7 million to write down the long-lived intangible assets related to three acquisitions), and $196.2 million in fiscal 2002 (including charges of $27.3 million to write down the long-lived intangible assets related to two acquisitions). Additional acquisitions, and any additional impairment of the value of purchased assets, could have a significant negative impact on our future operating results.

Recent changes to Financial Accounting Standards Board guidelines relating to accounting for goodwill could make our acquisition-related charges less predictable in any given reporting period. The new FASB standard for accounting for goodwill acquired in a business combination applies to all acquisitions initiated after June 30, 2001. In the first quarter of fiscal 2003, we adopted the new standard for acquisitions we completed before June 30, 2001. Under the new standard, we must continue to recognize goodwill as an asset but will not amortize goodwill as previously required. Instead, we must separately test goodwill for impairment using a fair-value-based approach at least annually and also when an event occurs indicating the potential for impairment. As a result of this shift from an amortization approach to an impairment approach, we will stop recording charges for goodwill amortization. However, it is possible that in the future, we may incur less frequent, but larger, impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions as we continue to expand our business. As of August 1, 2002, we had an unamortized goodwill balance of approximately $430.8 million, which included the amount of assembled workforce reclassified to goodwill. These amounts could be subject to impairment charges in the future.

If we are required to account for options under our employee stock plans as a compensation expense, it would significantly reduce our net income and earnings per share. There has been increasing public debate about the proper accounting treatment for employee stock options. Although we are not currently required to record any compensation expense in connection with option grants that have an exercise price at or above fair market value, it is possible that future laws or regulations will require us to treat all stock options as a compensation expense. Note 17 of the financial statements shows the impact that such a change in accounting treatment would have had on our net income and earnings per share if it had been in effect during the past three fiscal years and if the compensation expense were calculated as described in Note 17.

A general decline in economic conditions could lead to reduced demand for our products and services. The continuing downturn in general economic conditions has led to reduced demand for a variety of goods and services, including software and other technology products. We believe the economic decline was partially responsible for slower than expected growth in our Small Business segment during fiscal 2001 and the first half of fiscal 2002. Although we experienced solid revenue growth in most of our businesses during the second half of fiscal 2002, the future economic environment remains uncertain. If conditions decline, or fail to improve, in geographic areas that are significant to us, such as the United States, Canada and Japan, we could see a significant decrease in the overall demand for our products and services that could harm our operating results.

If we do not continue to successfully develop new products and services in a timely manner, our future financial results will suffer. We believe that it is necessary to continually develop new products and services and to improve existing products and services to remain competitive in the markets we serve.

Failure to do so may give competitors opportunities to improve their competitive position at our expense and result in declines in our revenue and earnings. However, developing and improving our products and services is a complex process involving several risks. Hiring and retaining highly qualified technical employees is critical to the success of our development efforts, and we face intense competition for these employees. Launches of products and services can be delayed for a variety of reasons. New or improved products and services may also have defects that hinder performance. Third-party products we incorporate in, or use to build and support, our products and services may also contain defects that impair performance. These problems can be expensive to fix and can also result in higher technical support costs and lost customers. New products or features are sometimes built on top of older architectures or infrastructures, which can take longer to bring to market, make quality assurance and support more difficult, and lead to complexity in supporting future functionality.

The expansion of our product and service offerings through internal growth and through recent and anticipated acquisitions creates risks due to the number and complexity of our revenue models and the operational infrastructure required to support our expanded portfolio of products and services. The business models for our expanding range of products and services rely on more complex and varied revenue streams than our traditional desktop software businesses. In particular, the revenue recognition practices of several of the businesses we have recently acquired are more complex than the revenue recognition principles that apply to our existing products and services. We expect this trend to continue with future acquisitions. As a result of both acquisitions and internal growth, we expect to continue expanding our product offerings to larger enterprises, and we may begin to offer additional features and options as part of multiple-element sales arrangements. These dynamics may require us to defer a higher percentage of our product revenue at the time of sale than we do for current products, which would decrease revenue at the time products are shipped, but result in more revenue in fiscal periods after shipment. In addition, many of our newer businesses depend on a different operational infrastructure than our desktop software businesses, and we must continually develop, expand and modify our internal systems and procedures — including call center, customer management, order management, billing and other systems — to support these businesses. In particular, the success of our Internet-based services requires us to maintain continuous and reliable operations at our data center. Despite our efforts, like all providers of Internet-based products and services, we occasionally experience unplanned outages or technical difficulties. Lengthy and/or frequent service outages — particularly for services that customers consider time-sensitive — can result in negative publicity, damage to our reputation and lost customers.

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

We face risks relating to customer privacy and security and increasing regulation, which could hinder the growth of our businesses. Despite our efforts to address customer concerns about privacy and security, these issues still pose a significant risk, and we have experienced lawsuits and negative publicity relating to privacy issues. For example, during fiscal 2000 and fiscal 2001, there were press articles criticizing our privacy and security practices as they relate to the connectivity of our desktop software to our Web sites. We have faced lawsuits and negative press alleging that we improperly shared information about customers with third-party “ad servers” for our Web sites. A major breach of customer privacy or security by Intuit, or even by another company, could have serious consequences for our businesses, including reduced customer interest and/or additional regulation by federal or state agencies. In addition, the federal government has developed mandatory privacy and security standards and protocols, and we have incurred significant expenses to comply with these requirements. Additional similar federal and state laws, and/or laws that govern telemarketing activity, may be passed in the future, and the cost of complying with additional legislation could have a negative impact on our operating results. If Internet use does not grow as a result of privacy or security concerns, increasing regulation or for other reasons, the growth of our Internet-based businesses would be hindered.

We face several risks relating to our retail distribution channel. We face ongoing challenges in negotiating favorable terms (including financial terms) with retailers, due in part to the recent trend of declining importance of software as a retail category. In addition, any termination or significant disruption of our relationship with any of our major resellers could result in a decline in our net revenue. Also, any financial difficulties of our resellers could have an adverse effect on our operating expenses if uncollectible amounts from them exceed the bad debt reserves we have established.

We rely on third-party vendors to handle substantially all outsourced aspects of manufacturing and distribution for our primary retail desktop software products. To manufacture and distribute our primary retail products at the time of product launches and to replenish products in the retail channel after the primary launch, we have manufacturing relationships with Modus Media and Sony, and a distribution arrangement with Ingram Micro Logistics. While we believe that relying on only three outsourcers for product launches and replenishment improves the efficiency and reliability of these activities, relying on any vendor for a significant aspect of our business can have severe negative consequences if the vendor fails to perform at acceptable service levels for any reason, including but not limited to financial difficulties of the vendor.

Actual product returns may exceed returns reserves, particularly for our consumer tax preparation software. We ship more desktop software products to our distributors and retailers than we expect them to sell, in order to reduce the risk that distributors or retailers will run out of products. This is particularly true for our consumer tax products, which have a short selling season. Like most software companies, we have a liberal product return policy and we have historically accepted significant product returns. We establish reserves for product returns in our financial statements, based on estimated future returns of products. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Net Revenue — Return and Rebate Reserves.” We closely monitor levels of product sales and inventory in the retail channel in an effort to maintain reserves that are adequate to cover expected returns. In the past, returns have not generally exceeded these reserves. However, if we do experience actual returns that significantly exceed reserves, it would result in lower net revenue.

We face existing and potential government regulation in many of our businesses, which can increase our costs and hinder the growth of our businesses. We offer some regulated products and services through separate subsidiary corporations. Establishing and maintaining regulated subsidiaries can requires significant financial, legal and management resources. If any regulated subsidiary fails to comply with applicable regulations, it could face liability to customers and/or penalties and sanctions by government regulators. In addition, our Internet-based products and services are available in many states and foreign countries. As a result, we may be subject to regulation and/or taxation in many additional jurisdictions, which could substantially slow commercial use of the Internet and growth of our Internet-based businesses.

Gains and losses related to marketable securities and other investments can cause significant fluctuations in our net income. Our investment activities have had a significant impact on our net income. We recorded pre-tax net gains from marketable securities and other investments of $481.1 million in fiscal 2000 and pre-tax net losses of $98.1 million in fiscal 2001 and $15.5 million in fiscal 2002. As of July 31, 2002, our marketable securities balance was $16.8 million. Any additional significant long-term declines in value of these securities could reduce our net income in future periods.

Legal protection for our intellectual property is not always effective to prevent unauthorized use or copying. We rely on a combination of copyright, patent, trademark and trade secret laws, and employee and third-party nondisclosure and license agreements to protect our software products and other proprietary technology. Current U.S. laws that prohibit copying give us only limited practical protection from software “pirates,” and the laws of many other countries provide very little protection. Policing unauthorized use of our products is difficult, expensive and time-consuming. Although we have begun to incorporate product activation technology in some of our tax preparation products in order to reduce unauthorized sharing of the products, we expect that software piracy will continue to be a persistent problem for our desktop software products. In addition, the Internet may tend to increase, and provide new methods for, illegal copying of the technology used in our desktop and Internet-based products and services. We also face risks relating to our licensing of our intellectual property to third parties. In connection with our sale of our Quicken Loans mortgage business, we licensed the use of the Quicken Loans and Quicken Mortgage trademarks to the purchaser. If the purchaser violates the terms of the trademark license, it could result in serious and irreparable harm to Intuit’s reputation and the value of its Quicken-related brands.

We do not own all of the software and other technologies used in our products and services. We have the licenses from third parties that we believe are necessary for using technology that we do not own in our current products and services. From time to time we may be required to renegotiate with these third parties to include their technology in our existing products, in new versions of our current products or in new products. We may not be able to renegotiate licenses on reasonable terms, or at all.

We may unintentionally infringe on the intellectual property rights of others, which could expose us to substantial damages or restrict our business operations. As the number of our products and services increases and their features and content continue to expand, we may increasingly become subject to infringement claims by third parties. Although we believe that we make reasonable efforts to ensure that our products and services do not violate the intellectual property rights of others, it is possible that third parties still may claim infringement. From time to time, we have received communications from third parties in which the claimant alleges that a product or service we offer infringes the claimant’s intellectual property rights. Occasionally these communications result in lawsuits. In many of these cases, it is difficult to assess the extent to which the intellectual property that is being asserted is valid or the extent to which we have any material exposure. Past claims have not resulted in any significant litigation, settlement or licensing expenses, but future claims could present an exposure of uncertain magnitude. Existing or future infringement claims or lawsuits against us, whether valid or not, may be time consuming and expensive to defend. Intellectual property litigation or claims could force us to do one or more of the following: cease selling, incorporating or using products or services that incorporate the challenged intellectual property; obtain a license from the holder of the infringed intellectual property, which may not be available on commercially favorable terms or at all; or redesign our software products or services, possibly in a manner that reduces their commercial appeal. Any of these actions may cause material harm to our business and financial results.

Our ability to conduct business could be impacted by a variety of factors, such as electrical power interruptions, earthquakes, fires, terrorist activities and other similar events. Our business operations depend on the efficient and uninterrupted operation of a large number of computer and communications hardware and software systems. These systems are vulnerable to damage or interruption from electrical power interruptions, telecommunication failures, earthquakes, fires, floods, terrorist activities and their aftermath, and other similar events. Other unpredictable events could also impact our ability to continue our business operations. For our Internet-based services, system failures of our internal server operations or those of various third-party service providers could result in interruption in our services to our customers. Any significant interruptions in our ability to conduct our business operations could reduce our revenue and operating income. Our business interruption insurance may not adequately compensate us for the impact of interruptions to our business operations.

Factors Relating to Competition

We face competitive pressures in all of our businesses, which can have a negative impact on our revenue, profitability and market position. There are formidable current and potential competitors, including competition from publicly-funded state government entities in the consumer tax area. Accordingly, we expect competition to remain intense during fiscal 2003 and beyond. In all our businesses, we face continual risks that competitors will introduce better products and services, reduce prices, gain better access to distribution channels, increase advertising (including advertising targeted at Intuit customers), and release new products and services before we do. Any of these competitive actions (particularly any prolonged price competition) could result in lower net revenue and/or lower profitability for Intuit. They could also affect our ability to keep existing customers and acquire new customers.

In the small business and employer services areas, we face a wide range of competitive risks that could impact our financial results. Our small business products and services face current competition from competitors’ desktop software, as well as from other Web-based small business services products. Microsoft offers several products and services targeted at similar size customers as our high-end QuickBooks products, and has recently acquired additional products and services that compete with our small business offerings. Other competitors and potential competitors have begun providing, or have expressed significant interest in providing, accounting and business management products and services to small businesses. As we implement our Right for My Business strategy we face increased competitive threats from larger companies in bigger markets than we have historically faced. For example, we face direct competition in our Intuit Payroll Services — Complete Payroll business from traditional payroll services offered by a number of companies, including Paychex and ADP. Our financial supplies business faces ongoing pricing pressures from many of our competitors.

We face intense competitive pressures in our consumer tax preparation software business, which can have a negative impact on our revenue, profitability and market position. There are formidable current and potential competitors in the private sector. We also face competition from publicly-funded state government entities that offer individual taxpayers electronic tax preparation and filing services, at no cost to individual taxpayers. If state governmental agencies were to be successful in their efforts to develop consumer tax preparation and filing services and to gain consumer acceptance of those services, it could have a significant negative impact on our financial results in future years. The federal government announced a proposal in August 2002 that would mitigate the risk of government encroachment in federal tax preparation and filing services. The policy proposes that, for at least the next three years, a number of private sector companies, rather than the federal government, would provide Web-based federal tax preparation and filing services at no cost to lower income taxpayers and other underserved taxpayers through voluntary public service initiatives such as our Intuit Tax Freedom Project. Despite this positive development, future administrative, regulatory or legislative activity in this area could adversely impact Intuit and other companies that provide tax preparation software and services. Intuit is actively working with others in the private sector, as well as with state government policy makers, to help clarify the appropriate roles for government agencies and the private sector in the electronic commerce marketplace.

Our personal finance products face aggressive competition that could have a negative impact on revenue, profitability and market position. Our Quicken products compete directly with Microsoft Money, which is aggressively promoted and priced. We expect competitive pressures for Quicken to continue, both from Microsoft Money and from Web-based personal finance tracking and management tools that are becoming increasingly available at no cost to consumers. Competitive pressures can result in reduced revenue and lower profitability for our Quicken product line. There are many competitors for our Internet-based personal finance products and services. However, the general downturn in Internet and technology stocks since March 2000 has resulted in significant consolidation, with fewer, but more financially sound, competitors surviving. This could make it more difficult for us to compete effectively.

Specific Factors Affecting Small Business

It is too early to provide any assurance that our Right for My Business strategy will generate substantial and sustained revenue growth in the small business accounting and business management segments. A key component of our Right for My Business strategy is to continue to expand our small business accounting and management products and services, through internal growth and from acquisitions. We don’t expect that sales of our QuickBooks desktop products alone will be adequate to meet our growth goals. We must generate revenue from a wider range of market and customer segments as well as from new products and services. There are a number of risks associated with the strategy, including the following:

•	Our strategy depends on our successfully completing acquisitions and integrating acquired companies, which presents a number of challenges as described above under “Company-Wide Factors That Could Affect Future Results.”

•	Our strategy is resulting in a dramatic increase in the number and complexity of the products and services that we offer. This is placing greater demands on our research and development, marketing and sales resources, as we must develop, market and sell both the new products and services as well as periodic enhancements to an expanding portfolio of products and services. This will also require us to continually develop, expand and modify our internal business operations systems and procedures to support new businesses, including our customer service and technical support call centers, and our customer management, order management, billing and other systems.

•	Many of the new products and services we are and will be offering are much more complex than our traditional core desktop software products and are being priced accordingly. They will therefore require a more consultative sales process, and a higher level of post-sales support. If we are not able to effectively adapt our marketing, sales, distribution and customer support functions to accommodate these changes, we will not succeed in generating significant or sustained revenue from these new businesses.

Our financial supplies business relies on two key single-source vendors. We have an exclusive contract with John H. Harland Company to print and fulfill supplies orders for all of our checks and most other products for our financial supplies business. Harland fulfilled orders for about 75% to 80% of our supplies revenue in fiscal 2000 and 2001, and about 85% of our supplies revenue in fiscal 2002. We believe that relying on one vendor improves customer service and maximizes operational efficiencies for our supplies business. However, if there are significant problems with Harland’s performance, it could have a material negative impact on sales of supplies and on Intuit’s business as a whole. We also have a sole-source vendor that operates our supplies sales website. If there are any significant problems with this vendor’s performance, it could have a negative impact on supplies revenue.

Specific Factors Affecting Employer Services

Our employer services business faces a number of risks that could have a negative impact on revenue and profitability. For our employer services, we must be able to process customer data accurately, reliably and in a timely manner in order to attract and retain customers and avoid the costs associated with errors. For example, if we make errors in providing accurate and timely payroll information, cash deposits or tax return filings, we face potential liability to customers, additional expense to correct product errors and loss of customers. For our Internet-based offerings (including QuickBooks Do-it-Yourself Payroll and QuickBooks Assisted Payroll), we must also continue to improve our operations to provide reliable connectivity to our data centers to enable customers to transmit and receive data. In order to generate sustained growth for our Intuit Payroll Services — Complete Payroll, we will be required to successfully develop and manage a more extensive and proactive direct field sales operation, which is a different distribution method than those we have historically relied on. For future employer services we face the risk of potential delays in technology development, as well as dependency on the performance of third parties that may be key to our ability to deliver certain services. We also face the risk that we may not be able to successfully cross-sell employee administration products and services to the existing base of QuickBooks customers.

Specific Factors Affecting our Tax Businesses

We face intense competitive pressures in our consumer tax preparation software business, which can have a negative impact on our revenue, profitability and market position. There are formidable current and potential competitors in the private sector. We also face competition from publicly funded state government entities If state governmental agencies were to be successful in their efforts to develop consumer tax preparation and filing services and to gain consumer acceptance of those services, it could have a significant negative impact on our financial results in future years. We expect competition to remain intense during fiscal 2003 and beyond.

If we fail to maintain reliable and responsive service levels for our electronic tax offerings, we could lose revenue and customers. Our Web-based tax preparation and electronic filing services must effectively handle extremely heavy customer demand during the peak tax season. We face significant challenges in maintaining high service levels, particularly during peak volume service times. For example, we experienced relatively brief unscheduled interruptions in our electronic filing/and or tax preparation services during fiscal 2000 and 2001, and we reached maximum capacity for a short period on April 15, 2002. We do not believe any prior service outages had a material financial impact, prevented a significant number of customers from completing and filing their returns in a timely manner, or posed a risk that customer data would be lost or corrupted. However, we did experience negative publicity in some instances. The exact level of demand for Quicken TurboTax for the Web and electronic filing is impossible to predict. If we are unable to meet customer expectations in a cost-effective manner, we could lose customers, receive negative publicity and incur increased operating costs, any of which could have a significant negative impact on the financial and market success of these businesses.

Significant problems or delays in the development of our tax products would result in lost revenue and customers. The development of tax preparation software presents a unique challenge because of the demanding annual development cycle required to incorporate unpredictable tax law and tax form changes each year. The rigid development timetable increases the risk of errors in the products and the risk of launch delays. Any major defects could lead to negative publicity, customer dissatisfaction and incremental operating expenses — including expenses resulting from our commitment to reimburse penalties and interest paid by consumer customers due solely to calculation errors in our products. A late product launch could cause our current and prospective customers to choose a competitor’s product for that year’s tax season or to choose not to purchase tax preparation software. This would result in lost revenue in the current year and would make it more difficult for us to sell our products to those customers in future tax seasons.

Specific Factors Affecting Personal Finance

The long-term viability of personal finance business will depend on our ability to provide new products and services that attract customers and that can generate revenue sources other than just advertising revenue. The demand for personal finance software such as Quicken has been weakening over recent years, and the demand for Internet advertising on Web sites like Quicken.com has declined precipitously. We must identify and capitalize on additional sources of revenue to provide sustainable future growth for our personal finance business. In an effort to stimulate customer demand and generate revenue growth, we recently launched Quicken Brokerage powered by Siebert, an online and telephone-based securities brokerage service for Quicken and Quicken.com customers made available through an exclusive strategic alliance with Siebert Financial Corp., the holding company for Muriel Siebert & Co. Inc.. However, it is too early to tell whether this service will generate sustainable revenue growth. Furthermore, it is unlikely that the brokerage service, even if successful, will by itself be sufficient to sustain our personal finance business, so we must identify additional sources for growth.

Specific Factors Affecting our Global Business

Business conditions in international markets and other risks inherent in global operations may negatively impact our financial performance. Conducting business globally involves many risks, including potential volatility in the political and economic conditions of certain foreign countries; difficulties in managing operations in different locations (including hiring and retaining management personnel); a product development process that is often more time-consuming and costly than in the United States due in part to localization requirements; fluctuations in foreign currency exchange rates; and unanticipated changes in foreign regulatory requirements. In particular, the economic situation in Japan had a negative impact on global revenue and profits during recent fiscal years.

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

Principal Amounts by Stated Maturity

	Years Ending July 31,
(In thousands, except interest rates)
					2007		Fair Value
					and		July 31,
	2003	2004	2005	2006	Thereafter	Total	2002

Cash Equivalents	$282,560	—	—	—	—	$282,560	$282,560
Average Interest Rate	1.56%	—	—	—	—	1.56%
Short-term Investments	$230,716	$141,942	—	$10,626	$432,058	$815,342	$815,342
Average Interest Rate	1.54%	1.78%	—	1.42%	1.67%	1.65%
Total Portfolio	$513,276	$141,942	—	$10,626	$432,058	$1,097,902	$1,097,902
Average Interest Rate	1.55%	1.78%	—	1.42%	1.67%	1.63%

Marketable Securities

We carried balances in marketable equity securities as of July 31, 2002 that are subject to considerable market risk due to their volatility. We considered all of our marketable securities held at that date to be available-for-sale. If our available-for-sale securities experience further declines in fair value that are considered other-than-temporary, we will reflect the additional loss in our net income (loss) in the period when the subsequent impairment becomes apparent. See Note 3 of the financial statements for more information regarding our investments in marketable securities and the impact our trading securities had on our reported net income (loss) in prior periods.

Interest Rate Risk

Interest rate risk represents a component of market risk to us because significant declines in interest rates will cause unfavorable changes in our net income (loss) and net income (loss) per share and in the value of our interest rate sensitive assets, liabilities and commitments, particularly those that relate to our payroll business. Interest rate movements affect the interest income earned on investments we hold in our short-term investment portfolio and the value of those investments.

Over the past few years, we have experienced significant reductions in our interest income due to declines in interest rates. A significant decrease in future interest rates will have a material impact on the interest income earned on our cash equivalents and short-term investments held at July 31, 2002.

Impact of Foreign Currency Rate Changes

We translate foreign currencies (primarily Canadian dollars, Japanese yen, and British pounds) into U.S. dollars for financial reporting purposes. Accordingly, currency fluctuations can have an impact on our financial results, though the historical impact has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our global subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. Currency exchange risk is also minimized since foreign debt is due exclusively in local foreign currencies. For each of the three years presented there was an immaterial currency exchange impact from our intercompany transactions. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of July 31, 2002, we did not engage in foreign currency hedging activities.

ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The following financial statements are filed as part of this Report:

2.     INDEX TO FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements:

Schedule		Page

II	Valuation and Qualifying Accounts	92

All other schedules not listed above have been omitted because they are inapplicable or are not required.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Intuit Inc.

We have audited the accompanying consolidated balance sheets of Intuit Inc. as of July 31, 2001 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intuit Inc. at July 31, 2001 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

San Francisco, California

August 14, 2002

INTUIT INC.

CONSOLIDATED BALANCE SHEETS

	July 31,	July 31,
	2001	2002
(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$94,301	$435,087
Short-term investments	1,119,305	815,342
Marketable securities	85,307	16,791
Customer deposits	205,254	300,409
Accounts receivable, net of allowance for doubtful accounts of $16,184 and $5,779 respectively	26,778	56,467
Deferred income taxes	73,742	67,799
Prepaid expenses and other current assets	31,640	50,729
Amounts due from discontinued operations entities	355,222	252,869
Net current assets of discontinued operations	57,208	—

Total current assets	2,048,757	1,995,493
Property and equipment, net	174,659	181,758
Goodwill, net	326,815	428,948
Purchased intangibles, net	88,320	125,474
Long-term deferred income taxes	145,905	176,553
Long-term investments	24,107	6,765
Loans to executive officers and other employees	12,859	21,270
Other assets	28,500	26,765
Net assets of discontinued operations	12,351	—

Total assets	$2,862,273	$2,963,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,994	$76,669
Accrued compensation and related liabilities	64,325	91,507
Payroll service obligations	205,067	300,381
Deferred revenue	137,041	159,758
Income taxes payable	82,486	442
Short-term note payable	38,672	17,926
Other current liabilities	98,212	86,094

Total current liabilities	688,797	732,777
Long-term obligations	12,150	14,610
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value
Authorized — 1,345 shares total; 145 shares designated Series A; 250 shares designated Series B Junior Participating
Issued and outstanding — None	—	—
Common stock, $0.01 par value
Authorized — 750,000 shares
Issued and outstanding — 210,526 and 211,164 shares, respectively	2,105	2,112
Additional paid-in capital	1,723,385	1,844,595
Treasury shares, at cost	(8,497)	(126,107)
Deferred compensation	(21,720)	(12,628)
Accumulated other comprehensive income (loss)	28,180	(3,675)
Retained earnings	437,873	511,342

Total stockholders’ equity	2,161,326	2,215,639

Total liabilities and stockholders’ equity	$2,862,273	$2,963,026

See accompanying notes.

INTUIT INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal

	2000	2001	2002
(In thousands, except per share data)

Net revenue:
Products	$803,759	$834,190	$1,001,782
Services	142,179	240,381	293,405
Other	91,411	73,834	63,161

Total net revenue	1,037,349	1,148,405	1,358,348
Costs and expenses:
Cost of revenue:
Cost of products	158,755	143,289	163,516
Cost of services	72,369	110,064	108,365
Cost of other revenue	30,661	25,952	24,949
Amortization of purchased software	8,798	14,949	12,423
Customer service and technical support	138,562	145,522	173,080
Selling and marketing	221,176	235,256	278,826
Research and development	165,907	203,739	203,522
General and administrative	74,348	95,704	110,441
Charge for purchased research and development	1,312	238	2,151
Charge for vacant facilities	—	—	13,237
Acquisition-related charges (includes impairment charges of $78,686 in 2001 and $22,006 in 2002) (see Note 1 regarding adoption of SFAS 142)	156,357	248,179	181,616
Loss on impairment of long-lived asset	—	—	27,000

Total costs and expenses	1,028,245	1,222,892	1,299,126

Income (loss) from continuing operations	9,104	(74,487)	59,222
Interest and other income	48,494	57,303	32,944
Gains (losses) on marketable securities and other investments, net	481,130	(98,053)	(15,535)
Gains (losses) on divestiture of businesses, net	—	(15,315)	8,308

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	538,728	(130,552)	84,939
Income tax (benefit) provision	216,550	(12,473)	15,179

Net income (loss) from continuing operations before cumulative effect of accounting change	322,178	(118,079)	69,760

Discontinued operations, net of income taxes (Note 11):
Net income (loss) from Quicken Loans discontinued operations	(16,517)	20,972	47,100
Gain on disposal of Quicken Loans discontinued operations	—	—	23,300

Net income (loss) from discontinued operations	(16,517)	20,972	70,400

Cumulative effect of accounting change, net of income taxes of $9,543	—	14,314	—

Net income (loss)	$305,661	$(82,793)	$140,160

Basic net income (loss) per share from continuing operations before cumulative effect of accounting change	$1.60	$(0.57)	$0.33
Basic net income (loss) per share from discontinued operations	(0.08)	0.10	0.33
Cumulative effect of accounting change per share	—	0.07	—

Basic net income (loss) per share	$1.52	$(0.40)	$0.66

Shares used in basic net income (loss) per share amounts	200,770	207,959	211,794

Diluted net income (loss) per share from continuing operations before cumulative effect of accounting change	$1.53	$(0.57)	$0.32
Diluted net income (loss) per share from discontinued operations	(0.08)	0.10	0.32
Cumulative effect of accounting change per share	—	0.07	—

Diluted net income (loss) per share	$1.45	$(0.40)	$0.64

Shares used in diluted net income (loss) per share amounts	211,271	207,959	217,897

See accompanying notes.

INTUIT INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Other
	Common Stock		Additional		Deferred	Comprehensive	Retained	Total
			Paid In	Treasury	Stock	Income	Earnings	Stockholders’
	Shares	Amount	Capital	Stock	Compensation	(Loss)	(Deficit)	Equity

(Dollars in thousands)
Balance at August 1, 1999.	196,348,524	$1,963	$1,265,248	$(134)	$—	$79,144	$215,167	$1,561,388
Components of comprehensive income:
Net income	—	—	—	—	—	—	305,661	305,661
Other comprehensive loss, net of tax	—	—	—	—	—	(23,558)	—	(23,558)

Comprehensive income, net of tax								282,103
Issuance of common stock upon exercise of options and other	6,651,953	67	80,296	—	—	—	—	80,363
Issuance of restricted common stock	225,000	2	15,202	—	(15,202)	—	—	2
Issuance of common stock pursuant to Employee Stock Purchase Plan	355,281	4	9,771	—	—	—	—	9,775
Issuance of common stock pursuant to acquisitions	719,197	7	55,618	—	—	—	—	55,625
Tax benefit from employee stock option transactions	—	—	93,515	—	—	—	—	93,515
Deferred stock compensation	—	—	—	—	(16,605)	—	—	(16,605)
Amortization of deferred compensation	—	—	—	—	5,285	—	—	5,285
Stockholders’ distributions	—	—	—	—	—	—	(162)	(162)

Balance at July 31, 2000.	204,299,955	2,043	1,519,650	(134)	(26,522)	55,586	520,666	2,071,289
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(82,793)	(82,793)
Other comprehensive loss, net of tax	—	—	—	—	—	(27,406)	—	(27,406)

Comprehensive loss, net of tax								(110,199)
Issuance of common stock upon exercise of options and other	5,201,860	52	82,024	—	—	—	—	82,076
Issuance of common stock pursuant to Employee Stock Purchase Plan	469,873	5	14,719	—	—	—	—	14,724
Stock repurchase	(239,542)	(2)	—	(8,363)	—	—	—	(8,365)
Issuance of common stock pursuant to acquisitions	794,093	7	44,779	—	—	—	—	44,786
Tax benefit from employee stock	—	—	—	—	—
option transactions	—	—	59,546	—	—	—	—	59,546
Deferred stock compensation	—	—	2,667	—	(2,667)	—	—	—
Amortization of deferred compensation	—	—	—	—	7,469	—	—	7,469

Balance at July 31, 2001.	210,526,239	2,105	1,723,385	(8,497)	(21,720)	28,180	437,873	2,161,326
Components of comprehensive income:
Net income	—	—	—	—	—	—	140,160	140,160
Other comprehensive loss, net of tax	—	—	—	—	—	(31,855)	—	(31,855)

Comprehensive income, net of tax								108,305
Issuance of common stock upon exercise of options and other	5,961,161	60	(10,178)	193,010	—	—	(66,691)	116,201
Issuance of common stock pursuant to Employee Stock Purchase Plan	584,053	6	10,178	7,656	—	—	—	17,840
Stock repurchase	(7,361,839)	(74)	—	(318,276)	—	—	—	(318,350)
Issuance of common stock pursuant to acquisitions	1,454,027	15	67,964	—	—	—	—	67,979
Tax benefit from employee stock option transactions	—	—	53,246	—	—	—	—	53,246
Deferred stock compensation	—	—		—	(1,620)	—	—	(1,620)
Amortization of deferred compensation	—	—	—	—	10,712	—	—	10,712

Balance at July 31, 2002.	211,163,641	$2,112	$1,844,595	$(126,107)	$(12,628)	$(3,675)	$511,342	$2,215,639

See accompanying notes.

INTUIT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal

	2000	2001	2002

(In thousands)
Cash flows from operating activities:
Net income (loss) from continuing operations	$322,178	$(118,079)	$69,760
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Acquisition-related charges	156,357	248,179	181,616
Amortization of purchased software	8,798	14,949	12,423
Amortization of deferred compensation	1,266	2,531	2,534
Depreciation	45,927	55,586	59,887
Net (gains) losses from marketable securities and other investments	(481,130)	98,053	15,535
Charge for purchased research and development	1,312	238	2,151
Charge for vacant facilities	—	—	13,237
Loss on impairment of long-lived asset	—	—	27,000
Net (gains) losses on divestiture of businesses	—	15,315	(8,308)
Loss on disposal of property and equipment	—	—	3,227
Deferred income tax benefit	(133,582)	(73,401)	(24,705)
Tax benefit from employee stock options	93,515	59,546	53,246
Changes in operating assets and liabilities:
Customer deposits	(46,571)	(27,460)	(50,938)
Accounts receivable	(3,897)	40,709	(12,592)
Prepaid expenses and other current assets	39,571	(12,938)	(10,872)
Accounts payable	13,068	(23,406)	9,182
Accrued compensation and related liabilities	10,100	16,542	21,177
Payroll service obligations	45,854	28,069	51,087
Deferred revenue	41,584	29,727	11,845
Income taxes payable	(8,661)	(55,620)	(65,284)
Other current liabilities	(13,828)	(62,098)	(2,990)

Total changes in operating assets and liabilities	77,220	(66,475)	(49,385)

Net cash provided by operating activities	91,861	236,442	358,218

Cash flows from investing activities:
Change in other assets	(36,038)	8,428	(9,552)
Purchases of property and equipment	(94,562)	(48,747)	(42,559)
Capitalization of internal use software	—	(23,441)	(21,323)
Purchases of marketable securities	(18,800)	—	—
Proceeds from the sale of marketable securities	681,014	29,635	23,435
Purchases of short-term investments	(2,056,060)	(3,169,430)	(2,849,548)
Liquidation and maturity of short-term investments	1,346,993	3,105,031	3,152,256
Acquisitions of businesses, net of cash acquired	(76,714)	(198,062)	(278,265)
Purchases of long-term investments, net	(1,656)	(3,079)	—

Net cash used in investing activities	(255,823)	(299,665)	(25,556)

Cash flows from financing activities:
Principal payments on long-term debt and notes payable	(3,323)	(5,147)	(25,673)
Net proceeds from issuance of common stock	89,978	96,797	133,565
Purchase of treasury stock	—	(8,363)	(318,350)

Net cash provided by (used in) financing activities	86,655	83,287	(210,458)

Net cash provided by (used in) discontinued operations	(69,610)	(298,904)	219,012
Effect of foreign currency translation	(498)	2,591	(430)

Net increase (decrease) in cash and cash equivalents	(147,415)	(276,249)	340,786
Cash and cash equivalents at beginning of period	517,965	370,550	94,301

Cash and cash equivalents at end of period	$370,550	$94,301	$435,087

Supplemental disclosure of cash flow information:
Interest paid	$4,908	$3,449	$1,938

Income taxes paid	$270,271	$39,131	$101,645

See accompanying notes.

INTUIT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the financial statements of Intuit and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain other previously reported amounts have been reclassified to conform to the current presentation. As discussed in Note 11, our Quicken Loans mortgage business has been accounted for as discontinued operations in accordance with Accounting Principles Board (“APB”) Opinion No. 30. Accordingly, we have reclassified our financial statements for all periods presented to reflect Quicken Loans as a discontinued operation. Unless noted otherwise, discussions herein pertain to our continuing operations.

Investments in which we intend to maintain more than a temporary 20% to 50% interest, or otherwise have the ability to exercise significant influence, are accounted for under the equity method. Investments in which we have less than a 20% interest and over which we do not have the ability to exercise significant influence are carried at the lower of cost or estimated realizable value. We monitor both equity and cost basis investments for other than temporary declines in value and make reductions in carrying values when appropriate.

Use of Estimates

We make estimates and assumptions that affect the amounts reported in the financial statements and the disclosures made in the accompanying notes. Estimates are used for reserves for product returns, reserves for rebates, determining the collectibility of accounts receivable, the valuation of deferred tax assets and other amounts. We also use estimates to determine the remaining economic lives and carrying values of goodwill, purchased intangibles, property and equipment and other long-lived assets. Despite our intention to establish accurate estimates and assumptions, actual results may differ from our estimates.

Net Revenue

For our shrink-wrapped software products, we generally recognize revenue when we ship products (which is when title passes) either to retailers and distributors or directly to end user customers. We sell certain consumer tax products on consignment. We recognize revenue for consigned software products when the end-user sale has been confirmed. We recognize revenue only if payment is probable and we have no significant remaining obligations to the customer. We recognize revenue from distributors and retailers net of returns reserves that are based on historical returns experience and other factors such as the volume and price mix of products in the retail channel, trends in retailer inventory and economic trends that might impact customer demand for our products. We recognize revenue from end users net of rebate reserves that are based on the terms and conditions of the specific promotional program, actual sales during the promotion, the amount of redemptions received, historical redemption trends by product and by type of promotional program and the economic value of the rebate. In some situations, we receive advance payments from our customers. Revenue associated with these advance payments is deferred until the products are shipped or services are provided. We also reduce revenue by the estimated cost of rebates when products are shipped.

We recognize revenue from payroll processing and payroll tax filing services as the services are performed, provided we have no other remaining obligations. We generally require customers to remit payroll and payroll tax liability funds to us in advance of the applicable payroll due date, via electronic funds transfer. We include in total net revenue the interest earned on invested balances resulting from timing differences between the collection of these funds from customers and the remittance of such funds to outside parties because this interest income represents an integral part of the revenue generated from our services. We recognize this interest as it is earned.

We also offer several plans under which customers pay for technical support assistance. We recognize support revenue over the life of the plan, which is generally one year. We include costs incurred for fee-for-support plans in cost of revenue.

We recognize revenue from other products and services when it is earned based on the nature of the particular product or service. For products and services that we provide over a period of time, we recognize revenue pro rata based on the contractual time period. Where we provide or deliver the product or service at a specific point in time and there are no remaining obligations, we recognize revenue upon delivery of the product or completion of the service.

Shipping and Handling Costs

We record costs incurred for the shipping and handling of our software products as cost of products in our statement of operations.

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

Software Development Costs

Statement of Financial Accounting Standards, or SFAS, No. 86, “Accounting for Costs of Computer Software to be Sold, Leased, or otherwise Marketed,” requires companies to expense software development costs as they incur them until technological feasibility has been established, at which time those costs are capitalized until the product is available for general release to customers. To date, our software has been available for general release concurrent with the establishment of technological feasibility and, accordingly, we have not capitalized any development costs. SFAS 2, “Accounting for Research and Development Costs” establishes accounting and reporting standards for research and development. In accordance with SFAS 2, costs we incur to enhance our existing products or after the general release of the service using the product are expensed in the period they are incurred and included in research and development costs in the statement of operations.

We capitalize costs related to the development of computer software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Costs incurred in the application development phase are capitalized and amortized over their useful lives, generally not to exceed three years.

Advertising

We expense advertising costs as we incur them. Advertising expense for the years ended July 31, 2000, 2001 and 2002 was approximately $50.9 million, $36.9 million and $33.1 million, respectively.

Cash Equivalents and Short-Term Investments

We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of money market funds in all periods presented. Short-term investments consist of available-for-sale debt securities that we carry at fair value. We include unrealized gains and losses on short-term investments, net of tax, in stockholders’ equity. Available-for-sale debt securities are classified as current assets based upon our intent and ability to use any and all of these securities as necessary to satisfy the significant short-term liquidity requirements that may arise from the highly seasonal and cyclical nature of our businesses. Because of our significant business seasonality, cash flow requirements may fluctuate dramatically from quarter to quarter and require us to use a significant amount of the short-term investments held as available-for-sale securities. See Note 2.

Marketable Securities and Other Long-term Investments

We classify our marketable securities as available-for-sale, carry them at fair value and include unrealized gains and losses on them, net of tax, in stockholders’ equity. We use the specific identification method to account for gains and losses on marketable equity securities. We include realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities in gains (losses) on marketable securities and other investments, net in the statement of operations. Our other long-term investments consist primarily of equity investments in privately held companies and are stated at cost, adjusted for declines in fair value that are considered other-than-temporary. See Note 3.

Change in Accounting Principle

During fiscal 2001, we adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires us to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. In May 1999, we completed a $50 million investment (970,813 shares) in Security First Technologies, now known as S1 Corporation. In connection with this agreement, we received options to purchase 4.8 million additional shares of S1 common stock, at a per share purchase price of $51.50. These options contained a net-exercise feature. In August 2000, we recorded the cumulative effect of the change in accounting for derivatives for our 4.8 million S1 options held in long-term investments. This resulted in a one-time cumulative effect of $14.3 million, net of income taxes totaling $9.5 million, in the first quarter of fiscal 2001. The one-time cumulative effect created an increase of $0.07 per share in the basic and diluted net loss per share for fiscal 2001. SFAS 133 requires the derivatives to be carried at fair value, so subsequent fluctuations in the fair value of these options were included in our net income (loss) until we sold them. For fiscal 2001, these fluctuations resulted in a loss of $9.7 million net of income taxes, which increased the basic and diluted net loss per share for the period by $0.05 per share. During the first quarter of fiscal 2002, we sold these options and recorded a realized loss of $1.9 million.

If we had adopted SFAS 133 as of the beginning of fiscal 2000, adjusted pro forma net income would have been $299.1 million compared to reported net income of $305.7 million and adjusted pro forma diluted net income per share would have been $1.42 compared to reported net income per share of $1.45.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation. We calculate depreciation using the straight-line method over the estimated useful lives of the assets, which range from 3 to 30 years. We amortize leasehold improvements using the straight-line method over the lesser of their estimated useful lives or remaining lease terms.

Goodwill, Purchased Intangible Assets and Other Long-lived Assets

We record goodwill when the purchase price of net tangible and intangible assets we acquire exceeds their fair value. We generally amortized goodwill on a straight-line basis over periods ranging from 3 to 5 years in all periods presented. However, in accordance with SFAS 142, “Goodwill and Other Intangible Assets,” we did not amortize goodwill for acquisitions completed after June 30, 2001 and effective August 1, 2002 we no longer amortize goodwill for acquisitions completed before July 1, 2001. See “Recent Pronouncements” below for more information. We amortize the cost of identified intangibles on a straight-line basis over periods ranging from 1 to 15 years.

We regularly perform reviews to determine if the carrying values of our long-lived assets are impaired. We look for facts or circumstances, either internal or external, that indicate that we may not recover the carrying value of the asset.

We measure impairment loss related to long-lived assets based on the amount by which the carrying amounts of such assets exceed their fair values. Our measurement of fair value is generally based on an analysis of the present value of estimated future discounted cash flows. Our analysis is based on available information and reasonable and supportable assumptions and projections. The discounted cash flow analysis considers the likelihood of possible outcomes and is based on our best estimate of projected future cash flows. If necessary, we perform subsequent calculations to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets.

In June 2001, the Financial Accounting Standards Board issued SFAS 142, “Goodwill and Other Intangible Assets.” In October 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We implemented both SFAS 142 and SFAS 144 beginning in the first quarter of fiscal 2003. See “Recent Pronouncements” below for more information.

Customer Deposits

Customer deposits represent cash held on behalf of our customers in our payroll business.

Payroll Service Obligations

Payroll service obligations relate to our payroll business and consist primarily of payroll taxes we owe on behalf of our customers.

Concentration of Credit Risk and Significant Customers and Suppliers

We operate in markets that are highly competitive and rapidly changing. Significant technological changes, changes in customer requirements, the emergence of competitive products or services with new capabilities and other factors could negatively impact our operating results.

We are also subject to risks related to changes in the values of our significant balances of short-term investments, marketable securities and long-term private equity investments, as well as risks related to the collectibility of our trade accounts receivable. Our portfolio of short-term investments consists primarily of investment-grade securities that are diversified by limiting our holdings with any individual issuer in a managed portfolio to a maximum of $5 million. At July 31, 2002, we held approximately $16.8 million in marketable securities, as described in Note 3. See that note for a discussion of our marketable securities. At July 31, 2002, we also held approximately $6.8 million in long-term private equity investments, net of reserves for declines in value that management has determined to be other-than-temporary.

We sell a significant portion of our products through third-party distributors and retailers. As a result, we face risks related to the collectibility of our trade accounts receivable. To appropriately manage this risk, we perform ongoing evaluations of customer credit and limit the amount of credit extended as we deem appropriate but generally do not require collateral. We maintain reserves for estimated credit losses and these losses have historically been within our expectations. However, since we cannot necessarily predict future changes in the financial stability of our customers, we cannot guarantee that our reserves will continue to be adequate.

One distributor accounted for 10% of total net revenue in fiscal 2000 and the same distributor accounted for 15% of accounts receivable at July 31, 2001. Due to changes in our distributor relationships during fiscal 2002, we are selling an increasing proportion of our software products directly to a variety of retailers rather than through a few major distributors. No distributor or retailer accounted for 10% or more of total net revenue in fiscal 2001 or 2002, nor did any customer account for 10% or more of accounts receivable at July 31, 2002.

In connection with the sale of our Quicken Loans mortgage business in July 2002, we have agreed to continue providing to the purchasing company a line of credit of up to $375.0 million to fund mortgage loans for a transition period of up to six months. The line is secured by the related mortgage loans and had an outstanding balance of $245.6 million at July 31, 2002. As part of the consideration for the sale of the business, we also hold a five-year promissory note in the principal amount of $23.3 million from the purchasing company. See Note 11.

We rely on three third party vendors to handle all outsourced aspects of our primary retail desktop software product launches. We also have an exclusive contract with another vendor to print and fulfill orders for all of our checks and many other products for our financial supplies business. While we believe that relying on two vendors for product launches and replenishments and on one vendor for our supplies improves the efficiency and reliability of these activities, relying on any one vendor for a significant aspect of our business can have a significant negative impact on our revenue and profitability if that vendor fails to perform at acceptable service levels.

Foreign Currency

The functional currency of all our foreign subsidiaries is the local currency. Assets and liabilities of our foreign subsidiaries are translated at the exchange rate on the balance sheet date. Revenue, costs and expenses are translated at average rates of exchange in effect during the year. We report translation gains and losses as a separate component of stockholders’ equity. We include net gains and losses resulting from foreign exchange transactions in the statement of operations and they were immaterial in all periods presented.

Recent Pronouncements

On June 29, 2001, the Financial Accounting Standards Board issued SFAS 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets.”

SFAS 141 supercedes APB Opinion No. 16, “Business Combinations,” and eliminates the pooling-of-interests method of accounting for business combinations, thus requiring that all business combinations be accounted for using the purchase method. In addition, in applying the purchase method, SFAS 141 changes the criteria for recognizing intangible assets other than goodwill and states that the following criteria should be considered in determining the classification of intangible assets: (1) whether the intangible asset arises from contractual or other legal rights, or (2) whether the intangible asset is separable or dividable from the acquired entity and capable of being sold, transferred, licensed, rented, or exchanged. If neither criteria is met, the intangible assets are classified as goodwill and are not amortized. We have applied the requirements of SFAS 141 to all business combinations initiated after June 30, 2001.

SFAS 142 supercedes APB Opinion No. 17, “Intangible Assets,” and provides that goodwill and other intangible assets that have an indefinite useful life will no longer be amortized. However, these assets must be reviewed for impairment at least annually or more frequently if an event occurs indicating the potential for impairment. The shift from an amortization approach to an impairment approach applies to all acquisitions completed after June 30, 2001. The additional goodwill amortization charge for businesses we acquired subsequent to June 30, 2001 would have been approximately $8.8 million in fiscal 2002 had this new standard not been in place. Total goodwill amortization expense, including impairments, was $139.5 million in fiscal 2001 and $122.6 million in fiscal 2002. We adopted the remaining elements of this new standard in the first quarter of fiscal 2003 and therefore ceased goodwill amortization for acquisitions made prior to July 1, 2001. However, it is possible that in the future we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. In addition, we will continue to amortize most purchased intangible assets and to assess those assets for impairment as appropriate.

In connection with the transitional goodwill impairment evaluation under SFAS 142, we will perform an assessment of goodwill impairment as of August 1, 2002, the date of adoption. To accomplish this, we will identify our reporting units and determine the carrying value of each of them by assigning the assets and liabilities, including existing goodwill and intangible assets, to those reporting units as of the date of adoption. We will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent that a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit’s goodwill to its carrying amount, both of which will be measured as of the date of adoption. The implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the statement of operations.

As of the date of adoption of SFAS 142 on August 1, 2002, we had an unamortized acquired intangible assets balance of approximately $123.6 million, excluding the balance of approximately $1.9 million for assembled workforce reclassified to goodwill. As of that date, we also had an unamortized goodwill balance of approximately $430.8 million which included the amount of assembled workforce reclassified to goodwill. These balances will be subject to the transitional provisions of SFAS 141 and 142. Transitional impairment losses that may be required to be recognized upon adoption of SFAS 141 and 142 are indeterminable at this time.

The following table shows our financial results as they would have been if we had adopted the non-amortization provisions of SFAS 142 as of the beginning of fiscal 2000:

	Fiscal

	2000	2001	2002

(In thousands, except per share data; pro forma figures are unaudited)
Income (loss) from continuing operations before cumulative effect of accounting change:
As reported	$322,178	$(118,079)	$69,760
Amortization of goodwill, net of tax	76,543	92,040	82,161

Pro forma	$398,721	$(26,039)	$151,921

Net income (loss):
As reported	$305,661	$(82,793)	$140,160
Amortization of goodwill, net of tax	76,543	92,040	82,161

Pro forma	$382,204	$9,247	$222,321

Basic income (loss) per share from continuing operations before cumulative effect of accounting change:
As reported	$1.60	$(0.57)	$0.33
Amortization of goodwill, net of tax	0.38	0.44	0.39

Pro forma	$1.98	$(0.13)	$0.72

Basic net income (loss) per share:
As reported	$1.52	$(0.40)	$0.66
Amortization of goodwill, net of tax	0.38	0.44	0.39

Pro forma	$1.90	$0.04	$1.05

	Fiscal

	2000	2001	2002

Diluted income (loss) per share from continuing operations before cumulative effect of accounting change:
As reported	$1.53	$(0.57)	$0.32
Amortization of goodwill, net of tax	0.36	0.44	0.38

Pro forma	$1.89	$(0.13)	$0.70

Diluted net income (loss) per share:
As reported	$1.45	$(0.40)	$0.64
Amortization of goodwill, net of tax	0.36	0.44	0.38

Pro forma	$1.81	$0.04	$1.02

In October 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which applies to financial statements issued for fiscal years beginning after December 15, 2001. SFAS 144 supersedes FASB Statement 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of APB Opinion No. 30, “Reporting the Results of Operations.” SFAS 144 provides a single accounting model for long-lived assets we expect to dispose of and significantly changes the criteria for classifying an asset as held-for-sale. This classification is important because held-for-sale assets are not depreciated and are stated at the lower of fair value or carrying amount. SFAS 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are actually incurred, rather than when the amount of the loss is estimated, as presently required. We adopted SFAS 144 effective August 1, 2002 and do not expect the adoption of SFAS 144 to have a material impact on our financial position, results of operations or cash flows.

In November 2001, the FASB’s Emerging Issues Task Force released Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” which applies to annual or interim financial statement periods beginning after December 15, 2001. The release provides that cash consideration (including sales incentives) that we give to our customers or resellers should be accounted for as a reduction of revenue rather than as an operating expense unless we receive a benefit that we can identify and reasonably estimate. We adopted this new release beginning in the third quarter of fiscal 2002. The adoption of EITF Issue No. 01-9 did not have a material impact on our total net revenue and as a result we did not reclassify prior period financial statements.

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit and Disposal Activities.” This statement revises the accounting for exit and disposal activities under EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” A formal commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most exit and disposal costs. Instead, companies will record exit or disposal costs when they are incurred and can be measured at fair value, and will subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS 146 and liabilities that a company previously recorded under EITF Issue No. 94-3 are not affected. We do not believe that the adoption of SFAS 146 will have a material impact on our financial position, results of operations or cash flows.

2.     Short-Term Investments

The following schedule summarizes the estimated fair value of our short-term investments as of the dates indicated:

	July 31,

	2001	2002

(In thousands)
Corporate notes	$63,723	$24,405
Municipal bonds	1,030,442	780,914
U.S. government securities	25,140	10,023

	$1,119,305	$815,342

The following table summarizes the estimated fair value of our available-for-sale debt securities held in short-term investments classified by the stated maturity date of the security:

	July 31,

	2001	2002

(In thousands)
Due within one year	$215,205	$230,716
Due within two years	221,620	141,942
Due within three years	—	—
Due after three years	682,480	442,684

	$1,119,305	$815,342

3.     Marketable Securities and Other Long-term Investments

We currently hold marketable securities that we acquired in connection with strategic business transactions and relationships. In accordance with SFAS 115, we classify marketable securities that we buy and hold principally for the purpose of selling in the near term as trading securities. We report trading securities at estimated fair value and include unrealized gains and losses on these securities in our net income (loss). We classify our other marketable securities as available-for-sale securities. We report available-for-sale securities at estimated fair value and include unrealized gains and losses on these securities in a separate component of stockholders’ equity.

Marketable securities classified as trading and available-for-sale at July 31, 2002 and 2001 are summarized below. Estimated fair value is based on quoted market prices.

		Gross Unrealized
	Cost			Estimated
July 31, 2002	Basis	Gains	Losses	Fair Value

(In thousands)
Trading securities	$—	$—	$—	$—
Securities available-for-sale:
Checkfree Corporation common stock	24,866	—	(8,075)	16,791

	$24,866	$—	$(8,075)	$16,791

		Gross Unrealized
	Cost			Estimated
July 31, 2001	Basis	Gains	Losses	Fair Value

Trading securities	$99,304	$—	$(97,288)	$2,016

Securities available-for-sale:
Checkfree Corporation common stock	35,621	37,215	—	72,836
S1 Corporation common stock	7,741	2,714	—	10,455

	$142,666	$39,929	$(97,288)	$85,307

In fiscal 2002, proceeds from the sales of available-for-sale securities totaled $25.0 million; gross realized gains totaled $6.0 million and gross realized losses totaled $2.9 million. In fiscal 2001, proceeds from the sales of available-for-sale securities totaled $21.5 million; gross realized gains totaled $15.8 million and gross realized losses totaled $4.9 million. We recorded charges of $40.2 million in fiscal 2001 to write down certain available-for-sale securities for which the decline in fair value below carrying value was other-than-temporary.

Unrealized gains and losses on trading securities are included in our net income (loss). We held no trading securities at July 31, 2002.

Our marketable securities, which are quoted on the Nasdaq Stock Market, are stocks of high technology companies whose market prices have been extremely volatile and have declined substantially during the past three years. These declines have resulted, and could continue to result, in material reductions in the carrying values of these assets. This has a negative impact on our operating results. If these securities experience further declines in fair value that are considered other-than-temporary, we will reflect the additional losses in our statement of operations in the period when the subsequent impairment becomes apparent.

The fair values of our long-term investments (consisting primarily of equity investments in privately held companies) have also declined substantially since our initial investments due to the volatility and economic downturn of the high technology industry. We recorded losses of $7.5 million in fiscal 2002 and $16.2 in fiscal 2001 and charges of $9.5 million in fiscal 2002 and $28.6 million in fiscal 2001, to write down certain long-term investments for which the decline in fair value below carrying value was other-than-temporary.

4.     Property and Equipment

Property and equipment consisted of the following as of the dates indicated:

		July 31,
	Life in
	Years	2001	2002

(Dollars in thousands)
Equipment	3-5	$152,062	$185,699
Computer software	3	50,251	60,709
Furniture and fixtures	5	23,614	27,230
Leasehold improvements	Note 1	65,701	71,044
Land and buildings	NA / 30	21,285	26,509
Capital in progress	—	8,540	18,016

		321,453	389,207
Less accumulated depreciation and amortization		(146,794)	(207,449)

		$174,659	$181,758

Capital in progress consists primarily of costs related to internal use software projects. As discussed in Note 1, “Software Development Costs,” we capitalize costs related to the development of computer software for internal use in accordance with SOP 98-1. We capitalized approximately $23.4 million and $21.3 million of internal use software during fiscal 2001 and 2002, respectively. Costs related to internal use software projects are included in the capital in progress category of property and equipment until project completion, at which time they are transferred to the computer software category and amortized over their useful lives. Amortization expense for capitalized internal use software was $3.6 million in fiscal 2001 and $7.5 million in fiscal 2002. The net book value of completed capitalized internal use software was $11.3 million at July 31, 2001 and $15.6 million at July 31, 2002.

5.     Goodwill and Intangible Assets

Goodwill and purchased intangible assets consisted of the following at the dates indicated:

		July 31,
	Life in
	Years	2001	2002

(Dollars in thousands)
Goodwill	3-5	$735,393	$822,894
Accumulated amortization of goodwill		(408,578)	(393,946)

Net goodwill		326,815	428,948

Customer lists	3-12	119,310	144,379
Covenants not to compete	3-5	9,917	7,399
Purchased technology	1-7	121,272	121,763
Assembled workforce	2-5	13,610	4,458
Trade names and logos	1-15	13,630	16,555

Total intangible assets		277,739	294,554
Accumulated amortization of intangible assets		(189,419)	(169,080)

Net intangible assets		88,320	125,474

		$415,135	$554,422

Accumulated amortization declined during fiscal 2002 due to the retirement of certain fully amortized goodwill and intangible assets.

In June 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets.” We adopted SFAS 142 on August 1, 2002. As a result, goodwill will no longer be amortized but will be subject to annual impairment tests. Most other intangible assets will continue to be amortized over their estimated useful lives. In accordance with the provisions of SFAS 142, effective August 1, 2002 we transferred the net balance of $1.9 million for assembled workforce to goodwill and will no longer amortize that intangible asset. See Note 1.

We summarize the following expenses on the “acquisition-related charges” line of our statement of operations:

	Fiscal

	2000	2001	2002

(In thousands)
Amortization of goodwill	$115,974	$139,455	$122,629
Amortization of intangibles	26,936	25,022	28,327
Acquisition-related amortization of deferred compensation	4,019	4,938	8,654
Acquisition-related impairment charges	—	78,686	22,006
Other	9,428	78	—

	$156,357	$248,179	$181,616

As discussed in Note 1, we regularly perform reviews to determine if the carrying values of our goodwill and intangible assets may be impaired. We look for the existence of facts and circumstances, either internal or external, which indicate that the carrying value of the asset may not be recovered.

Fiscal 2001

During fiscal 2001, events and circumstances indicated possible impairment of certain long-lived assets, consisting principally of acquired intangible assets and goodwill recorded in connection with our acquisitions of Venture Finance Software Corp. in August 2000, SecureTax.com in August 1999 and Hutchison Avenue Software Corporation in August 1999. These indicators included the deterioration in the business climate for Web-based companies and management’s intentions relating to the continuation of certain services provided by our Personal Finance segment.

We measured the impairment loss related to long-lived assets based on the amount by which the carrying amount of such assets exceeded their fair values. Our measurement of fair value was based on an analysis of the future discounted cash flows, as discussed in Note 1. In performing this analysis, we used the best information available in the circumstances, including reasonable and supportable assumptions and projections. The discounted cash flow analysis considered the likelihood of possible outcomes and was based on our best estimate of projected future cash flows. For VFSC, we considered the terminal value cash flows expected to result from the disposition of the assets at the end of their useful lives. The consideration from the disposition of a portion of VFSC, our Quicken Bill Manager business, assisted management in the determination of the fair value of the remaining assets. Based on our analysis as described above, we recorded impairment charges of $51.0 million, $26.0 million, and $1.7 million, to reduce the carrying value of the goodwill associated with VFSC, SecureTax and Hutchison, respectively. In the second quarter of fiscal 2002, we reduced the carrying value of the remaining VFSC goodwill to zero (see Fiscal 2002 below).

Fiscal 2002

During the second quarter of fiscal 2002, events and circumstances indicated impairment of goodwill and intangible assets that we received in connection with our acquisitions of an Internet-based advertising business from VFSC in August 2000 (part of our Personal Finance segment) and the Site Solutions business that we acquired from Boston Light Corp. in August 1999 (part of our Small Business segment).

Indicators of impairment for our Internet-based advertising business included a steep decline in demand for online advertising reflecting the industry-wide decline in Internet advertising spending, as well as management’s assessment that revenues and profitability would continue to decline in the future based on analyses and forecasts completed during the second quarter of fiscal 2002. The primary indicator of impairment for our Site Solutions business was management’s decision to transition the customer base of Site Solutions and collaborate with a third party to provide the website building service. This collaboration, which began in the second quarter of fiscal 2002, eliminated our use of technology purchased from Boston Light.

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

6.     Comprehensive Net Income (Loss)

SFAS 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive net income (loss) and its components in stockholders’ equity. SFAS 130 requires the components of other comprehensive income (loss) such as changes in the fair value of available-for-sale securities and foreign translation adjustments to be added to our net income (loss) to arrive at comprehensive income (loss). Other comprehensive income (loss) items have no impact on our net income (loss) as presented in our statement of operations.

The components of accumulated other comprehensive income (loss), net of income taxes, were as follows:

			Foreign
	Marketable	Short-term	Currency
	Securities	Investments	Translation	Total
(In thousands)

Fiscal 2000
Beginning balance, net of income taxes	$81,621	$—	$(2,477)	$79,144
Unrealized gain, net of income tax provision of $191,594	287,391	—	—	287,391
Reclassification adjustment for realized gain included in net income, net of income tax benefit of $206,967	(310,451)	—	—	(310,451)
Translation adjustment	—	—	(498)	(498)

Other comprehensive loss	(23,060)	—	(498)	(23,558)

Ending balance, net of income taxes	$58,561	$—	$(2,975)	$55,586

Fiscal 2001
Beginning balance, net of income taxes	$58,561	$—	$(2,975)	$55,586
Unrealized gain (loss), net of income tax benefit of $18,289 and provision of $3,124	(27,433)	4,686	—	(22,747)
Reclassification adjustment for realized gain included in net loss, net of income tax benefit of $4,780	(7,170)	—	—	(7,170)
Translation adjustment	—	—	2,511	2,511

Other comprehensive loss	(34,603)	4,686	2,511	(27,406)

Ending balance, net of income taxes	$23,958	$4,686	$(464)	$28,180

Fiscal 2002
Beginning balance, net of income taxes	$23,958	$4,686	$(464)	$28,180
Unrealized loss, net of income tax benefits of $18,082 and $1,752	(27,123)	(2,628)	—	(29,751)
Reclassification adjustment for realized gain included in net income, net of income tax benefit of $1,120	(1,680)	—	—	(1,680)
Translation adjustment	—	—	(424)	(424)

Other comprehensive loss	(28,803)	(2,628)	(424)	(31,855)

Ending balance, net of income taxes	$(4,845)	$2,058	$(888)	$(3,675)

7.     Deferred Stock-based Compensation

When we assume unvested stock options in connection with acquisitions, we record deferred stock compensation as a reduction of stockholders’ equity. The amount recorded is equal to the difference between the exercise price of the options related to future vesting periods and the fair market value of Intuit stock as of the closing date of the acquisition. When we grant restricted stock to employees that is subject to vesting, we also record deferred stock compensation equal to the difference between the purchase price and the fair market value of the stock at the date of grant. Deferred stock compensation is amortized straight-line over the vesting term of these options and restricted stock grants.

The following table summarizes the activity in deferred stock-based compensation:

	Fiscal

	2000	2001	2002
(In thousands)

Beginning balance	$—	$26,522	$21,720
Deferred stock compensation	31,807	2,667	1,620
Amortization:
General and administrative expense	(1,266)	(2,531)	(2,534)
Acquisition-related charges	(4,019)	(4,938)	(8,654)

Total amortization	(5,285)	(7,469)	(11,188)

Other	—	—	476

Ending balance	$26,522	$21,720	$12,628

8.     Per Share Data

We compute basic income or loss per share using the weighted average number of common shares outstanding during the period. We compute diluted income or loss per share using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon the exercise of stock options under the treasury stock method. In loss periods, basic and dilutive loss per share are identical since the effect of common equivalent shares is anti-dilutive and therefore excluded.

The following table presents the numerators and denominators and the computation of basic and diluted income or loss per share for fiscal 2000, 2001 and 2002:

	Fiscal

	2000	2001	2002
(In thousands, except per share data)
Numerator:
Numerators for basic and diluted net income (loss) per share:
Income (loss) from continuing operations before cumulative effect of accounting change	$322,178	$(118,079)	$69,760
Net income (loss) from discontinued operations, net of income taxes	(16,517)	20,972	70,400
Cumulative effect of accounting change, net of income taxes	—	14,314	—

Net income (loss)	$305,661	$(82,793)	$140,160

Denominator:
Denominator for basic net income (loss) per share:
Weighted average common shares outstanding	200,770	207,959	211,794
Equivalent shares issuable upon exercise of options	10,501	—	6,103

Denominator for diluted net income (loss) per share	211,271	207,959	217,897

	Fiscal

	2000	2001	2002
(In thousands, except per share data)
Basic:
Income (loss) from continuing operations before cumulative effect of accounting change	$1.60	$(0.57)	$0.33
Net income (loss) from discontinued operations, net of income taxes	(0.08)	0.10	0.33
Cumulative effect of accounting change, net of income taxes	—	0.07	—

Basic net income (loss) per share	$1.52	$(0.40)	$0.66

Diluted:
Income (loss) from continuing operations before cumulative effect of accounting change	$1.53	$(0.57)	$0.32
Net income (loss) from discontinued operations, net of income taxes	(0.08)	0.10	0.32
Cumulative effect of accounting change, net of income taxes	—	0.07	—

Diluted net income (loss) per share	$1.45	$(0.40)	$0.64

The effect of options to purchase 2.3 million and 8.3 million shares of common stock were not included in the computation of diluted income per share for fiscal 2000 and fiscal 2002, respectively, because the option exercise prices were greater than the average market price of common stock. For fiscal 2001, we excluded options to purchase 14.6 million shares of common stock in our diluted loss per share computation because we experienced a net loss for the year.

9.     Acquisitions

In December 1999, we acquired all of the outstanding stock of Rock Financial Corporation (“RFC”), a provider of consumer mortgages, and Title Source Inc., a title insurance and escrow company affiliated with RFC, in exchange for the issuance of approximately $370.0 million or 8.8 million shares of Intuit common stock. RFC subsequently changed its name to Quicken Loans Inc. These acquisitions were accounted for as pooling of interests in accordance with APB 16. In July 2002 we sold our Quicken Loans mortgage business and accounted for the sale as discontinued operations. See Note 11.

The acquisitions described below have been accounted for as purchase transactions and, accordingly, the results of operations and financial position of the acquired businesses are included in Intuit’s consolidated financial statements from the date of acquisition. We allocate the difference between the purchase price and the net book value of acquired tangible assets between identified tangible assets and goodwill. Identified intangible assets consist of customer lists, covenants not to compete, purchased technology, assembled workforce and trade names and logos.

Fiscal 2000

In fiscal 2000, we acquired Boston Light Software Corp., SecureTax.com, and Turning Mill Software, Inc. We purchased all of the outstanding common and Series A preferred stock of Boston Light, a developer of software and Web-based products for small businesses based in Massachusetts, for approximately $33.5 million in Intuit common stock. In connection with the agreement, Intuit also assumed 482,910 of Boston Light’s outstanding employee stock options, which were converted into options to purchase 160,970 shares of Intuit common stock. We acquired all of the outstanding common stock of SecureTax, a developer of online tax preparation and electronic filing services based in Georgia, for approximately $52.0 million in cash. We also acquired all of the outstanding common stock of Turning Mill, a developer of software and Web-based products headquartered in Massachusetts, for approximately $22.1 million in Intuit common stock.

Fiscal 2001

In fiscal 2001, we purchased all of the outstanding securities of Venture Finance Software Corp. which were not already held by Intuit (approximately 51%) for approximately $118.0 million in cash (including approximately $4.5 million in option exercise and tax payments in connection with VFSC options exercised immediately prior to the purchase). We also purchased all of the outstanding stock of EmployeeMatters, Inc., in exchange for approximately $41.9 million in Intuit common stock, the elimination of approximately $8.0 million in bridge loans we extended to EmployeeMatters prior to the closing, and the assumption of approximately $3.4 million in liabilities. We acquired substantially all of the assets of Tax Accounting and Software Corporation for $63.0 million in cash and the assumption of approximately $7.8 million in liabilities.

Fiscal 2002

In November 2001, we acquired substantially all of the assets of OMware, Inc. for $35.5 million or 924,973 shares of Intuit common stock, approximately $2.1 million in the assumption of debt and bridge loans and up to $8 million in Intuit common stock to be issued contingent upon the achievement of future performance objectives by the business unit. OMware provides business management software solutions for construction companies. Pursuant to separate agreements, Intuit will pay up to $2 million in cash over two years as part of a senior management performance program. These amounts will be recorded as compensation expense as amounts are earned. With the assistance of a professional valuation services firm, we allocated approximately $27.1 million of the purchase price to goodwill and $8.5 million of the purchase price to identified intangible assets. The identified intangible assets are being amortized over five years.

In May 2002, we purchased all of the outstanding stock of The Flagship Group for approximately $23.3 million or 455,259 shares of Intuit common stock, the assumption of $4.7 million in debt and $3.3 million in cash. Flagship is the parent company of American Fundware, Inc., which offers financial accounting solutions for nonprofit organizations. In connection with the agreement, we also assumed Flagship’s outstanding employee stock options for 1,204,000 shares of Flagship common stock, which were converted into options to purchase 130,316 shares of Intuit common stock. With the assistance of a professional valuation services firm, we allocated approximately $29.6 million of the purchase price to goodwill and $4.2 million of the purchase price to identified intangible assets. The identified intangible assets are being amortized over terms ranging from three to twelve years.

In June 2002, we acquired all of the outstanding stock of CBS Employer Services, Inc. for approximately $75.3 million in cash (of which $25.4 million is unpaid but accrued at July 31, 2002) and $3.2 million or 73,795 shares of Intuit common stock. CBS is a provider of full-service outsourced payroll functions for small businesses. In connection with the agreement, we also assumed CBS’s outstanding employee stock options for 665,504 shares of CBS common stock, which were converted into options to purchase 193,891 shares of Intuit common stock. With the assistance of a professional valuation services firm, we allocated approximately $74.8 million of the purchase price to goodwill and $9.3 million of the purchase price to identified intangible assets. The identified intangible assets are being amortized over terms ranging from five to six years.

In July 2002, we purchased all of the outstanding stock of Management Reports, Inc. for approximately $92.2 million in cash. MRI provides business management software solutions for commercial and residential property managers. We recorded the transaction in the fourth quarter of fiscal 2002 based on estimated financial information, which was not materially different from the final information that became available in the first quarter of fiscal 2003. With the assistance of a professional valuation services firm, we allocated approximately $73.4 million of the purchase price to goodwill and $14.0 million of the purchase price to identified intangible assets. The identified intangible assets are being amortized over terms ranging from five to seven years.

In July 2002, we acquired substantially all of the assets of Eclipse, Inc. for approximately $88.3 million in cash. Eclipse provides business management software solutions for wholesale durable goods distributors. We recorded the transaction in the fourth quarter of fiscal 2002 based on estimated financial information, which was not materially different from the final information that became available in the first quarter of fiscal 2003. With the assistance of a professional valuation services firm, we allocated approximately $41.4 million of the purchase price to goodwill and $35.8 million of the purchase price to identified intangible assets. The identified intangible assets are being amortized over terms ranging from one to seven years.

The following table shows net revenue, income (loss) from continuing operations before cumulative effect of accounting change, net income (loss) and basic and diluted net income (loss) per share as they would have been if we had completed the fiscal 2002 acquisitions on August 1, 2000. Because the pro forma acquisition date is prior to June 30, 2001, these figures include the effects of amortization of goodwill and other identified intangible assets from the date of acquisition through July 31, 2002. Under the provisions of SFAS 142, goodwill amortization would cease on August 1, 2002. This unaudited summary information is presented for illustrative purposes and is not necessarily indicative of results that would have actually occurred had these acquisitions taken place at the beginning of fiscal 2001.

	Fiscal 2001		Fiscal 2002

	As	Pro	As	Pro
	Reported	Forma	Reported	Forma

		(unaudited)		(unaudited)
(In thousands, except per share data)
Net revenue:
Intuit, as reported	$1,148,405	$1,148,405	$1,358,348	$1,358,348

Fiscal 2002 acquisitions		107,520		97,663

Pro forma		$1,255,925		$1,456,011

Income (loss) from continuing operations before cumulative effect of accounting change:
Intuit, as reported	$(118,079)	$(118,079)	$69,760	$69,760

Fiscal 2002 acquisitions		8,118		5,763
Amortization of goodwill and intangibles		(61,631)		(59,774)

Pro forma		$(171,592)		$15,749

Net income (loss):
Intuit, as reported	$(82,793)	$(82,793)	$140,160	$140,160

Fiscal 2002 acquisitions		8,118		5,763
Amortization of goodwill and intangibles		(61,631)		(59,774)

Pro forma		$(136,306)		$86,149

Basic net income (loss) per share	$(0.40)	$(0.66)	$0.66	$0.41
Diluted net income (loss) per share	(0.40)	(0.66)	0.64	0.40

Purchase prices for the acquisitions described above have been allocated on the basis of their fair values on the acquisition dates as follows:

	Fiscal

	2000	2001	2002
(In thousands)

Intangible assets:
Goodwill	$88,748	$181,758	$246,542
Customer lists	2,900	16,489	38,395
Covenant not to compete	1,200	—	1,595
Purchased technology	714	45,113	30,197
Assembled workforce	622	2,940	—
Trade names and logos	—	1,308	7,251
Deferred stock compensation	6,823	855	1,620

	$101,007	$248,463	$325,600

Deferred stock compensation is recorded in stockholders’ equity and is being amortized over the vesting period of the applicable options using the straight-line method. Until July 31, 2002, goodwill was amortized over estimated useful lives which ranged from three to five years. We implemented SFAS 142 on August 1, 2002. As a result, goodwill will no longer be amortized but will be subject to annual impairment tests. Most other intangible assets will continue to be amortized over their estimated useful lives, which range from one to fifteen years. In accordance with the provisions of SFAS 142, effective August 1, 2002 we transferred the net balance of $1.9 million for assembled workforce to goodwill and will no longer amortize that intangible asset. See Notes 1 and 5.

Of the total goodwill acquired in fiscal 2000, none was deductible for income tax purposes. Of the total goodwill acquired in fiscal 2001 and 2002, $148,950 and $115,031, respectively, were deductible for income tax purposes.

The following table presents acquired goodwill by reportable business segment:

	Fiscal

	2000	2001	2002
(In thousands)

Small Business	$40,480	$—	$—
Employer Services	—	32,808	—
Consumer Tax	48,268	—	—
Professional Accounting Solutions	—	53,801	—
Personal Finance	—	95,149	—
Global Business	—	—	2,395
Small Business Verticals and Other	—	—	244,147

	$88,748	$181,758	$246,542

10.	Divestitures

In January 2001, we sold certain assets of our Quicken Insurance business to InsWeb Corporation for approximately $10.8 million of InsWeb common stock. As a result of the divestiture, we recorded a pre-tax gain of $1.6 million and a related tax provision of $0.6 million in fiscal 2001.

In May 2001, we sold the stock of Venture Finance Software Corp., which held the technology assets of our Quicken Bill Manager business, to Princeton eCom Corporation. In exchange for these assets, Intuit was entitled to receive, at Princeton eCom’s election, either approximately 20% of Princeton eCom fully diluted common stock or cash payments of a minimum of $37 million or a combination of stock and cash. In connection with this disposition, we recorded a pre-tax loss of $16.9 million and a related tax benefit of

$6.4 million in fiscal 2001. At July 31, 2001, our contractual right to receive payment was valued at $27 million. In fiscal 2002, we determined that this asset was impaired and recorded a charge to reduce the carrying value of our investment to its fair value of zero. See Note 12.

In March 2002, we paid $12.0 million to terminate our $20.3 million obligation under an interactive services agreement related to our Quicken Bill Manager business. When we terminated this agreement, we recorded a pre-tax gain of $8.3 million and related tax expense of $2.7 million in fiscal 2002.

11.     Discontinued Operations

We acquired our Quicken Loans mortgage business segment in a transaction accounted for as a pooling of interests in December 1999. See Note 9. On July 31, 2002, we sold that business to a company called BRFC LLC. We transferred all of our capital stock in Quicken Loans Inc. and Title Source, Inc. to Rock Acquisition Corporation (“Rock”), a newly-created corporation, then subsequently sold all of the voting stock of Rock to BRFC. The voting stock represented 87.5% of Rock’s total outstanding common stock. We retain a 12.5% non-voting equity interest in Rock and our investment will be accounted for on a cost basis since we do not have the ability to exercise significant influence.

Prior to July 31, 2002, Quicken Loans Inc. and Title Source, Inc. repaid all outstanding intercompany balances and the net tangible shareholders’ equity in excess of $33.0 million to Intuit. We received $33.0 million from BFRC and a five-year secured promissory note in the principal amount of $23.3 million from Rock as consideration. The note will be repayable earlier if Rock achieves certain financial performance targets. We will earn market interest rates on the promissory note, which is recorded as a long-term note receivable in other assets on the balance sheet.

Rock continues to offer loans under the Quicken Loans brand and is licensing from Intuit the use of the Quicken Loans trademark for its residential home loan and home equity loan products. We will receive a minimum royalty of $1.8 million a year for each of the next five years under this licensing agreement. In addition, we entered into a five-year distribution agreement under which Quicken Loans will provide mortgage services on Quicken.com. We will receive a minimum fee of $0.8 million a year under this distribution agreement. The royalties from the licensing agreement and the fees from the distribution agreement will be recorded as earned and included in other income on our statement of operations. We have also agreed to continue providing a line of credit of up to $375.0 million to fund mortgage loans for a transition period of up to six months. The line expires on January 31, 2003. The line of credit is secured by the related mortgage loans and the interest rate is based on the six-month LIBOR rate plus 1.5%. The balance outstanding on this line of credit of $245.6 million at July 31, 2002 is included on our balance sheet under amounts due from discontinued operations entities.

We accounted for the sale of Quicken Loans as discontinued operations. In accordance with APB Opinion No. 30, the net assets, operating results and cash flows of Quicken Loans have been segregated from continuing operations in our balance sheets, statements of operations and statements of cash flows. Net income (loss) from discontinued operations of $(16.5) million in fiscal 2000, $21.0 million in fiscal 2001 and $47.1 million in fiscal 2002 were net of income tax (benefits) provisions of $(9.4) million, $12.2 million, and $26.5 million in those years, respectively. The sale resulted in a pretax gain of $23.3 million in the fourth quarter of fiscal 2002. We did not record the tax benefit related to the gain on the transaction because we cannot be assured that we will realize the tax benefit. We recorded the transaction based on preliminary financial information, which is subject to change based on an audit of the final tangible shareholders’ equity balance of Quicken Loans.

12.     Loss on Impairment of Long-lived Asset

In connection with the sale of our Quicken Bill Manager business in May 2001, we acquired a $27.0 million long-term asset related to future consideration from Princeton eCom which was recorded as other assets on the balance sheet at July 31, 2001. See Note 10.

As discussed in Note 1, we regularly perform reviews to determine if the carrying values of our long-lived assets are impaired. We look for facts or circumstances, either internal or external, that indicate that the carrying value of an asset cannot be recovered. During fiscal 2002, events and circumstances indicated impairment of this asset. These indicators included the deterioration of Princeton eCom’s financial position (including cash flows and liquidity) and the decreased likelihood that it would receive future funding. We considered the implied fair value of our investment based on Princeton eCom’s most recent round of planned funding, as well as the fair value of our investment if funding were received. Based on our analysis we recorded a charge of $27.0 million in fiscal 2002 to reduce the carrying value of this asset to its fair value of zero.

13.     Charge for Vacant Facilities

During the third quarter of fiscal 2002, we concluded that we would not occupy two vacant leased buildings in Mountain View, California and that we would be unable to recover a substantial portion of our lease obligations by subleasing the vacant space. The resulting $13.2 million charge was equal to the remaining future lease commitments for these facilities, net of estimated future sublease income. The estimated costs of abandoning these leased facilities reflected management’s best estimates based on market information and trend analyses compiled by our facilities management team with the help of a commercial real estate brokerage firm retained by Intuit.

During the fourth quarter of fiscal 2002, we made cash lease payments for these two buildings of $0.6 million, reducing the original $13.2 million reserve to a balance of $12.6 million at July 31, 2002. The short-term portion of the reserve is in other current liabilities and the long-term portion is in long-term obligations on our balance sheet. The total reserve is expected to be utilized by the end of fiscal 2010. Our actual future cash payments may exceed the total reserve balance by a maximum of $3.7 million if we are unable to sublease either of the properties.

14.     Industry Segment and Geographic Information

SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way in which public companies disclose certain information about operating segments in the company’s financial reports. Due to the sale of our Quicken Loans mortgage business segment as well as to several acquisitions during fiscal 2002, we have reevaluated our operating segments. Consistent with SFAS 131, we have defined seven operating segments, described below, based on factors such as how we manage our operations and how our chief operating decision maker views results. All operating segments except Global Business are based in the United States and sell primarily to customers located there. We have reclassified prior year financial information to conform to the current year presentation for comparability.

Small Business product revenue is derived primarily from QuickBooks desktop software products and financial supplies. Small Business services revenue is derived primarily from QuickBooks support plans.

Employer Services product revenue is derived primarily from our Do-It-Yourself Payroll offering. Employer Services services revenue is derived primarily from our Assisted Payroll Service and Intuit Payroll Services — Complete Payroll services.

Consumer Tax product revenue is derived primarily from TurboTax federal and state consumer desktop tax preparation products. Consumer Tax services revenue is derived primarily from TurboTax for the Web online tax preparation services and electronic filing services.

Professional Accounting Solutions product revenue is derived primarily from ProSeries and Lacerte professional tax preparation products. Professional Accounting Solutions services revenue is derived primarily from electronic filing and tax advice services.

Personal Finance product revenue is derived primarily from Quicken desktop products. Personal Finance services revenue is minimal. Other revenue consists of Quicken.com advertising revenue and royalties from online transactions revenue.

Global Business product revenue is derived primarily from QuickBooks, Quicken and QuickTax desktop software products in Canada and Yayoi small business desktop accounting products in Japan. Global Business services revenue primarily consists of revenue from software maintenance contracts sold with Yayoi software in Japan.

Small Business Verticals and Other revenue is derived primarily from four businesses that we acquired in fiscal 2002 that provide small business management software solutions for vertical industries. Those businesses are Intuit Construction Business Solutions (formerly OMware, Inc.); Intuit Public Sector Solutions (formerly The Flagship Group); Intuit MRI Real Estate Solutions (formerly Management Reports, Inc.); and Intuit Eclipse Distribution Management Solutions (formerly Eclipse, Inc.). See Note 9.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 1. Intuit does not track assets by operating segments and, consequently, does not disclose assets by operating segments. The following results for the fiscal years ended July 31, 2000, 2001 and 2002 are broken out by our operating segments.

							Small
							Business
				Professional			Verticals
	Small	Employer	Consumer	Accounting	Personal	Global	and
Fiscal 2000	Business	Services	Tax	Solutions	Finance	Business	Other(1)	Consolidated

(In thousands)
Product revenue	$275,313	$30,613	$170,432	$161,413	$98,815	$67,173	$—	$803,759
Service revenue	20,215	44,754	40,915	9,107	—	27,188	—	142,179
Other revenue	15,969	—	4,803	—	70,639	—	—	91,411

Total net revenue	311,497	75,367	216,150	170,520	169,454	94,361	—	1,037,349

Segment operating income (loss)	130,280	(3,878)	99,032	82,092	35,528	14,972	(874)	357,152
Common expenses	—	—	—	—	—	—	(181,581)	(181,581)

Sub-total	130,280	(3,878)	99,032	82,092	35,528	14,972	(182,455)	175,571
Acquisition-related charges	—	—	—	—	—	—	(166,467)	(166,467)
Realized net gains on marketable securities	—	—	—	—	—	—	481,130	481,130
Interest and other income	—	—	—	—	—	—	48,494	48,494

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	$130,280	$(3,878)	$99,032	$82,092	$35,528	$14,972	$180,702	$538,728

							Small
							Business
				Professional			Verticals
	Small	Employer	Consumer	Accounting	Personal	Global	And
Fiscal 2001	Business	Services	Tax	Solutions	Finance	Business	Other(1)	Consolidated

(In thousands)
Product revenue	$277,992	$60,098	$168,169	$177,356	$80,182	$70,393	$—	$834,190
Service revenue	32,635	58,103	100,536	11,060	13,136	24,816	95	240,381
Other revenue	17,952	—	3,423	—	49,685	2,774	—	73,834

Total net revenue	328,579	118,201	272,128	188,416	143,003	97,983	95	1,148,405

Segment operating income (loss)	123,600	13,175	145,975	90,671	21,415	12,849	(18,640)	389,045
Common expenses	—	—	—	—	—	—	(200,166)	(200,166)

Sub-total	123,600	13,175	145,975	90,671	21,415	12,849	(218,806)	188,879
Acquisition-related charges	—	—	—	—	—	—	(263,366)	(263,366)
Realized net losses on marketable securities	—	—	—	—	—	—	(98,053)	(98,053)
Interest and other income	—	—	—	—	—	—	57,303	57,303
Net loss on divestitures	—	—	—	—	—	—	(15,315)	(15,315)

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	$123,600	$13,175	$145,975	$90,671	$21,415	$12,849	$(538,237)	$(130,552)

							Small
							Business
				Professional			Verticals
	Small	Employer	Consumer	Accounting	Personal	Global	and
Fiscal 2002	Business	Services	Tax	Solutions	Finance	Business	Other(1)	Consolidated

(In thousands)
Product revenue	$318,764	$81,731	$219,403	$219,252	$71,567	$82,150	$8,915	$1,001,782
Service revenue	51,453	72,380	128,354	6,495	8,035	20,945	5,743	293,405
Other revenue	4,400	219	3,340	—	50,683	4,519	—	63,161

Total net revenue	374,617	154,330	351,097	225,747	130,285	107,614	14,658	1,358,348

Segment operating income (loss)	141,346	19,061	214,095	115,162	33,856	24,627	(14,048)	534,099
Common expenses	—	—	—	—	—	—	(251,687)	(251,687)

Sub-total	141,346	19,061	214,095	115,162	33,856	24,627	(265,735)	282,412
Acquisition-related charges	—	—	—	—	—	—	(196,190)	(196,190)
Loss on impairment of long-lived asset	—	—	—	—	—	—	(27,000)	(27,000)
Realized net losses on marketable securities	—	—	—	—	—	—	(15,535)	(15,535)
Interest and other income	—	—	—	—	—	—	32,944	32,944
Net gain on divestiture	—	—	—	—	—	—	8,308	8,308

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	$141,346	$19,061	$214,095	$115,162	$33,856	$24,627	$(463,208)	$84,939

(1)	Other includes revenue and segment operating income (loss) related to our vertical business operations as well as reconciling items such as acquisition-related costs, including amortization of purchased software and charges for purchased research and development, and other common costs not allocated to specific segments. Certain indirect operating costs were no longer allocated to our reporting segments beginning in fiscal 2002. As a result, segment operating income (loss) and common expenses for fiscal 2000 and 2001 have been reclassified to conform to the fiscal 2002 presentation for comparability.

15.     Other Current Liabilities

Other current liabilities at July 31, 2001 and 2002 were as follows:

	July 31,

	2001	2002

(In thousands)
Reserve for product returns	$31,510	$35,603
Future cash payments due for CRI acquisition	23,969	—
Future cash payments due for CBS Payroll acquisition	—	25,359
Other acquisition and disposition related items	18,001	4,667
Rebates	10,130	8,201
Other accruals	14,602	12,264

	$98,212	$86,094

16.     Notes Payable and Commitments

Notes Payable

In March 2001, our Japanese subsidiary, Intuit KK, refinanced its one-year loan agreement with a Japanese bank for approximately $31.2 million. During the third quarter of fiscal 2002, we elected to pay half the outstanding balance and obtained a three-month extension on the remaining balance of approximately $15.6 million. The total principal balance of the loan is currently being extended from month to month and is denominated in Japanese yen. The interest rate is variable based on the Tokyo inter-bank offered rate or the short-term prime rate offered in Japan. At July 31, 2002, the rate was approximately 0.56%. The fair value of the loan approximates cost as the interest rate on the borrowings is adjusted periodically to reflect market rates, which are currently significantly lower in Japan than in the United States.

Commitments

Intuit leases office facilities and equipment under various operating lease agreements. The leases provide for annual rent increases of up to 10%. Annual minimum commitments under these leases are shown in the table below. The table includes leases for two vacant facilities in Mountain View, California and excludes any potential future sublease income for those facilities. See Note 13.

Fiscal Year	Commitments

(Dollars in thousands)
2003	$31,211
2004	26,545
2005	24,052
2006	22,245
2007	19,597
Thereafter	29,524

$153,174

Total lease expense for the years ended July 31, 2000, 2001 and 2002 was approximately $20.8 million, $25.0 million, and $25.6 million, respectively. Lease expense for fiscal 2002 does not include a charge of $13.2 million for the two vacant facilities referred to above. See Note 13.

In connection with the sale of our Quicken Loans mortgage business in July 2002, we agreed to continue providing a line of credit of up to $375.0 million to fund mortgage loans for the purchasing company for a transition period of up to six months. The line of credit is secured by the related mortgage loans. The balance outstanding on this line of credit of $245.6 million at July 31, 2002 is included on our balance sheet under amounts due from discontinued operations entities. See Note 11.

17.     Stockholders’ Equity

Stock Option Plans

On February 1, 1993, our stockholders adopted the 1993 Equity Incentive Plan. The 1993 Plan terminated on January 18, 2002 when our stockholders approved our 2002 Equity Incentive Plan. In connection with our adoption of the 2002 Plan (described below), we transferred 1,900,000 of the shares remaining available for grant under the 1993 Plan to the 2002 Plan and we ceased making new grants under the 1993 Plan. We removed the remaining 1,909,906 shares available for grant under the 1993 Plan from the pool of options available for grant when the plan terminated. All outstanding options under the 1993 Plan remain in effect in accordance with their terms. Under the 1993 Plan, we were permitted to grant incentive and non-qualified stock options, restricted stock awards and stock bonuses to employees, directors, consultants, and independent contractors of and advisors to Intuit. The Compensation Committee of the Board of Directors or its delegees determined who would receive grants, exercisability, exercise price and other terms. The option exercise price was generally the fair market value at the date of grant. The outstanding options generally vest over four years based on continued service and expire after ten years.

On October 7, 1996, we adopted the 1996 Directors Stock Option Plan. This plan provides for non-qualified stock options for a specified number of shares to be granted to all non-employee directors of Intuit. As of December 2001, Board members who serve on the Audit Committee and Compensation Committee receive additional annual grants. The option exercise price equals the fair market value at the date of grant. Most options are subject to vesting over time based on continued service, with vesting periods ranging from two to four years. All options expire after ten years.

On November 11, 1998, we adopted the 1998 Option Plan for Mergers and Acquisitions. Under the 1998 Plan, we may grant non-qualified stock options to individuals who we hire as a result of our acquisitions of, or mergers with, other companies. The 1998 Plan was designed to meet the “broadly based plans” exemption from the stockholder approval requirement for stock option plans under the Nasdaq Stock Market listing requirements at the time the plan was adopted and, accordingly, has not been submitted to Intuit stockholders for approval. Options under the 1998 Plan can only be granted to eligible individuals within 18 months following the completion of the relevant acquisition or merger. Options granted under the 1998 Plan have an exercise price not less than the fair market value of Intuit’s common stock on the date of grant. During fiscal 2002, Intuit changed its standard option vesting schedule so that future options granted generally become exercisable over a three-year period based on continued service and expire seven years after the grant date. Prior to that change, options generally vested over four years and expired ten years after the grant date. Options granted to officers hired as a result of a merger or acquisition cannot exceed 45% of all shares reserved for grant under the 1998 Plan.

On January 18, 2002, our stockholders approved the 2002 Equity Incentive Plan. Under the 2002 Plan, we may grant incentive and non-qualified stock options, restricted stock awards and stock bonuses to employees, directors, consultants, and independent contractors of and advisors to Intuit. The Compensation Committee of the Board of Directors or its delegees determines who will receive grants, exercisability, exercise price and other terms. The option exercise price is generally the fair market value at the date of grant. During fiscal 2002, Intuit changed its standard option vesting schedule so that future options granted generally become exercisable over a three-year period based on continued service and expire seven years after the grant date. Prior to that change, options vested over four years and expired ten years after the grant date.

In addition, in several instances we have assumed the outstanding options of companies that we acquired. Intuit granted no further options under the acquired companies’ option plans after the date of acquisition. We assumed options in connection with our acquisitions of Boston Light Software Corp. and Hutchison Avenue Software Corporation in August 1999, Rock Financial Corporation in December 1999,

EmployeeMatters, Inc. in January 2001, The Flagship Group in May 2002 and CBS Employer Services, Inc. in June 2002.

A summary of activity under all option plans is as follows:

		Options Outstanding

	Shares		Exercise	Weighted Average
	Available	Number of	Price Per	Exercise Price
	for Grant	Shares	Share	Per Share

Balance at July 31, 1999	7,929,742	31,695,232	$0.02 - $31.21	$16.13
Additional shares authorized	9,000,000	—	—	—
Options assumed related to acquisitions	964,941	—	—	—
Options converted related to acquisitions	(964,941)	964,941	0.003 - 51.69	5.21
Options granted	(9,887,734)	9,887,734	2.50 - 72.31	34.44
Options exercised	—	(6,651,954)	0.003 - 33.53	11.49
Options canceled or expired:
Options canceled or expired and returned to option pool	4,051,948	(4,051,948)	7.25 - 64.81	22.92
Options canceled from expired plans	571,780	(571,780)	0.39 - 29.11	15.69
Options removed from shares available for grant	(571,780)	—	—	—

Balance at July 31, 2000	11,093,956	31,272,225	$0.003 - $72.31	$23.43
Additional shares authorized	9,825,000	—	—	—
Options assumed related to acquisitions	74,235	—	—	—
Options converted related to acquisitions	(74,235)	74,235	0.18 - 71.92	9.19
Options granted	(12,556,801)	12,556,801	24.88 - 67.50	40.94
Options exercised	—	(5,201,860)	0.003 - 51.06	15.69
Options canceled or expired:
Options canceled or expired and returned to option pool	2,676,348	(2,676,348)	7.25 - 67.50	34.65
Options canceled from expired plans	191,220	(191,220)	0.18 - 51.69	33.33
Options removed from shares available for grant	(191,220)	—	—	—

Balance at July 31, 2001	11,038,503	35,833,833	$0.003 - $72.31	$29.77
Additional shares authorized	8,090,000	—	—	—
Options assumed related to acquisitions	324,207	—	—	—
Options converted related to acquisitions	(324,207)	324,207	6.93 - 43.10	26.26
Options granted	(8,887,021)	8,887,021	7.29 - 67.50	39.03
Options exercised	—	(5,961,223)	0.03 - 49.31	19.07
Options and shares canceled or expired:
Options canceled or expired and returned to option pool	2,061,912	(2,061,912)	7.25 - 67.50	38.09
Options canceled from expired plans	2,364,140	(2,364,140)	0.18 - 67.50	36.58
Options and shares removed from shares available for grant(1)	(4,274,046)	—	—	—

Balance at July 31, 2002	10,393,488	34,657,786	$0.003 - $72.31	$32.99

(1)	Includes 2,364,140 shares reflecting options that were canceled and not returned to any option pool because they were granted under expired plans, and 1,909,906 shares that were eliminated from shares available for grant in connection with the termination of the 1993 Plan.

We define net option grants as options granted less options canceled or expired and returned to the pool of options available for grant. For fiscal 2000, net option grants were 5,835,786 shares or 2.9% of the 204,299,955 shares outstanding at July 31, 2001. Net option grants for fiscal 2001 were 9,880,453 shares or 4.7% of the 210,526,239 shares outstanding at July 31, 2001. Net option grants for fiscal 2002 were 6,825,109 shares or 3.2% of the 211,163,641 shares outstanding at July 31, 2002. If net option grants are calculated by subtracting both canceled or expired options that were returned to the pool of options available for grant and options canceled from expired plans, net option grants were 5,264,006 shares or 2.6% of outstanding shares in fiscal 2000, 9,689,233 shares or 4.6% of outstanding shares in fiscal 2001 and 4,460,969 shares or 2.1% of outstanding shares in fiscal 2002.

There were 11,608,020, 15,551,666 and 18,264,940 options exercisable under the various plans at July 31, 2000, 2001 and 2002, respectively. At July 31, 2002, there were 171,875 shares available for grant under the 1996 Directors Stock Option Plan, 2,134,701 shares available for grant under the 1998 Plan and 8,086,912 shares available for grant under the 2002 Plan.

The following table summarizes information about stock options outstanding as of July 31, 2002:

Options Outstanding
				Options Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
Exercise Price	Number	Life (Years)	Exercise Price	Number	Exercise Price

$0.0033 - $9.00	3,487,650	4.66	$7.90	3,420,182	$7.96
$9.10 - $16.58	3,621,057	5.80	$14.38	3,481,270	$14.37
$16.94 - $27.25	3,541,319	6.92	$25.25	2,649,635	$25.09
$27.71 - $29.38	3,628,234	7.71	$29.08	1,959,459	$28.94
$29.85 - $35.00	4,957,399	8.12	$32.85	2,471,646	$32.71
$35.31 - $37.26	4,723,441	8.93	$36.91	598,286	$36.08
$38.05 - $43.36	4,081,544	8.67	$40.62	782,320	$39.66
$43.73 - $54.06	3,535,537	7.71	$47.79	1,256,301	$49.56
$57.75 - $71.92	3,059,105	7.86	$63.86	1,623,341	$63.64
$72.31 - $72.31	22,500	7.57	$72.31	22,500	$72.31

$0.0033 - $72.31	34,657,786	7.47	$32.99	18,264,940	$27.44

Stock Split

Intuit’s Board of Directors authorized a three-for-one stock split on September 8, 1999. This was effected by distributing a 200% stock dividend on September 30, 1999 to stockholders of record on September 20, 1999. We have restated all share and per share amounts referred to in the financial statements and notes to reflect this stock split.

Stock Repurchase Program

In May 2001, Intuit’s Board of Directors authorized the company to repurchase up to $500.0 million of common stock from time to time over a three-year period. In July 2002, our Board of Directors increased the authorized purchase amount by $250.0 million. The stock repurchase program is intended to help offset some of the dilution resulting from the issuance of shares under Intuit’s employee stock plans. Shares of stock repurchased under the program become treasury shares. During the fourth quarter of fiscal 2001, we repurchased 238,500 shares of our common stock under this program for an aggregate cost of approximately $8.4 million. During fiscal 2002, we repurchased 7,361,839 shares of our common stock under this program for an aggregate cost of approximately $318.4 million. During fiscal 2002, we reissued 4,621,793 million shares of treasury stock in connection with employee stock plans.

When we reissue treasury shares, if the proceeds from the sale are more than the average price we paid to acquire the shares we record an increase in additional paid-in capital. Conversely, if the proceeds from the sale are less than the average price we paid to acquire the shares, we record a decrease in additional paid-in capital to the extent of increases previously recorded for similar transactions and a decrease in retained earnings for any remaining amount.

Repurchases through July 31, 2002 have had no significant impact on our net income or loss per share. Intuit intends to continue using its cash and cash equivalents to fund these repurchases.

Employee Stock Purchase Plan

In October 1996, Intuit adopted an Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code. A total of 3,800,000 shares of common stock are reserved for issuance under the plan. The plan allows eligible employees to purchase Intuit’s stock at 85% of the lower of the fair market value at the beginning of each 12-month offering period or at the end of the applicable six-month purchase period. During fiscal 2000, 2001 and 2002 employees purchased 355,281, 469,873 and 583,990 shares, respectively. At July 31, 2002, there were 1,261,479 shares available for issuance under this plan.

Stock-Based Compensation

We follow APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based compensation. Accordingly, we are not required to record compensation expense when stock options are granted to employees, as long as the exercise price is not less than the fair market value of the stock when the option is granted, and we are not required to record compensation expense in connection with the Employee Stock Purchase Plan as long as the purchase price is not less than 85% of the lower of the fair market value at the beginning of each 12-month offering period or at the end of each applicable six-month purchase period. In October 1995, the FASB issued SFAS 123, “Accounting for Stock Based Compensation.” Although SFAS 123 allows us to continue to follow the present APB 25 guidelines, we are required to disclose pro forma net income (loss) and net income (loss) per share as if we had adopted SFAS 123. The pro forma impact of applying SFAS 123 in fiscal 2000, 2001 and 2002 will not necessarily be representative of the pro forma impact in future years.

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

	Options			Employee Stock Purchase Plan

	Fiscal			Fiscal

	2000	2001	2002	2000	2001	2002

Expected life (years)	1.75 - 4.75	1.73 - 4.73	1.89 - 4.89	0.50	0.50	1.00
Expected volatility factor	0.73	0.76	0.74	0.73	0.76	0.74
Risk-free interest rate (%)	5.61 - 6.80	3.51 - 6.03	1.23 - 5.47	5.57 - 5.77	3.47 - 5.84	1.80 - 2.70
Expected dividend yield (%)	—	—	—	—	—	—

Our pro forma net income (loss) and diluted net income (loss) per share would have been as follows if we had adopted SFAS 123 and recorded compensation expense for our stock option plans and Employee Purchase Plan in accordance with its provisions:

	Fiscal

	2000	2001	2002

(In thousands, except per share data)
Net income (loss)
As reported	$305,661	$(82,793)	$140,160
Pro forma	210,376	(185,469)	50,626
Diluted net income (loss) per share
As reported	$1.45	$(0.40)	$0.64
Pro forma	1.00	(0.89)	0.23

The weighted average fair values of options granted during fiscal 2000, 2001 and 2002 were approximately $23.27, $21.77 and $20.31, respectively.

18.     Performance Sharing and Benefit Plans

Performance Sharing Plan

Eligible employees participate in Intuit’s performance sharing plan. The Compensation Committee of the Board of Directors determines aggregate amounts to be paid under the plan. Performance-sharing expense for fiscal 2000, 2001 and 2002 was approximately $20.7 million, $21.9 million and $17.6 million, respectively.

Executive Deferred Compensation Plan

Intuit adopted the Executive Deferred Compensation Plan effective March 15, 2002. The plan allows executives who meet minimum compensation requirements to defer up to 50% of their salaries and up to 100% of their bonuses and commissions. We have agreed to credit the participants’ contributions with earnings that reflect the performance of certain independent investment funds. We may also make discretionary employer contributions to participant accounts. The timing, amounts and vesting schedules of employer contributions are at our sole discretion. The benefits under this plan are unsecured and are general assets of Intuit. Participants are generally eligible to receive payment of their vested benefit at the end of their elected deferral period or after termination of their employment with Intuit for any reason. Discretionary company contributions and the related earnings vest completely upon the participant’s disability, death or a change of control of Intuit. We made no employer contributions to the plan during fiscal 2002.

Benefit Plans

Employees who participate in the Intuit 401(k) Plan may contribute up to 20% of pre-tax salary to the plan, subject to IRS limitations. Intuit matches a specified portion of the employee contributions up to a maximum amount per employee per year. The amount is subject to change on an annual basis. At July 31, 2001 and 2002, the match was 75%, up to $2,500. Matching contributions were approximately $6.6 million, $6.9 million and $8.4 million, respectively, for the years ended July 31, 2000, 2001 and 2002. Participating employees age 50 or older may make catch-up contributions. These contributions are not matched.

19.     Stockholder Rights Plan

On April 29, 1998, the Board of Directors adopted a stockholder rights plan designed to protect the long-term value of Intuit for its stockholders during any future unsolicited acquisition attempt. In connection with the plan, the Board declared a dividend of one preferred share purchase right for each share of Intuit’s common stock outstanding on May 11, 1998 (the “Record Date”) and further directed the issuance of one such right with respect to each share of Intuit’s common stock that is issued after the Record Date, except in certain circumstances. If a person or a group (an “Acquiring Person”) acquires 20% or more of Intuit’s common stock, or announces an intention to make a tender offer for Intuit’s common stock, the consummation of which would result in a person or group becoming an Acquiring Person, then the rights will be distributed (the “Distribution Date”). After the Distribution Date, each right may be exercised for 1/3000th of a share of a newly designated Series B Junior Participating Preferred stock at an exercise price of approximately $83.33 per share. The preferred stock has been structured so that the value of 1/3000th of a share of such preferred stock will approximate the value of one share of common stock. The rights will expire on May 1, 2008. In July 2002, we adopted a policy that requires an independent committee of our Board of Directors to review the rights plan at least once every three years to consider whether maintaining the rights plan continues to be in the best interests of Intuit and its stockholders.

20.     Income Taxes

Income (loss) from continuing operations before income taxes included income (loss) from foreign operations of $4.4 million, $11.2 million and $22.4 million for fiscal 2000, 2001 and 2002, respectively. The provision (benefit) for income taxes from continuing operations consisted of the following:

	Fiscal

	2000	2001	2002
(In thousands)

Current:
Federal	$285,320	$46,025	$29,970
State	62,041	10,200	7,917
Foreign	2,771	4,703	1,997

	350,132	60,928	39,884
Deferred:
Federal	(110,490)	(63,900)	(21,617)
State	(23,092)	(9,501)	(3,088)

	(133,582)	(73,401)	(24,705)

Total provision (benefit) for income taxes	$216,550	$(12,473)	$15,179

Differences between income taxes calculated using the federal statutory income tax rate of 35% and the provision (benefit) for income taxes from continuing operations were as follows:

	Fiscal

	2000	2001	2002
(In thousands)

Income (loss) from continuing operations before income taxes	$538,728	$(130,552)	$84,939

Statutory federal income tax	$188,555	$(45,693)	$29,729
State income tax, net of federal benefit	25,317	699	4,829
Federal research and experimental credits	(5,000)	(4,000)	(4,000)
Non-deductible merger related charges	11,263	49,407	16,759
Tax exempt interest	(8,204)	(13,633)	(8,710)
Tax benefit related to divestiture	—	—	(25,770)
Other, net	4,619	747	2,342

Total	$216,550	$(12,473)	$15,179

Tax savings from deductions associated with our various stock option plans are not reflected in the current federal and state provisions. Savings were approximately $93.5 million in fiscal 2000, $59.5 million in fiscal 2001 and $53.2 million in fiscal 2002. These amounts were credited to stockholders’ equity and reduced taxes payable.

Significant deferred tax assets and liabilities were as follows:

	July 31,	July 31,
	2001	2002
(In thousands)

Deferred tax assets:
Accruals and reserves not currently deductible	$39,005	$48,494
NOL and tax credits carryforward	—	28,120
State income taxes	38,194	—
Unrealized loss on marketable securities	—	9,326
Merger charges	121,197	141,950
Fixed asset adjustments	29,656	18,735
Other, net	4,954	7,012

Total deferred tax assets	233,006	253,637

Deferred tax liabilities:
Unrealized gain on marketable securities	(1,948)	—

Total deferred tax liabilities	(1,948)	—

Total net deferred tax assets	231,058	253,637
Valuation reserve	(11,411)	(9,285)

Total net deferred tax assets (liabilities), net of valuation reserve	$219,647	$244,352

We have provided a valuation reserve related to the benefits of losses in our foreign subsidiaries and certain state capital loss carryforwards that we believe are unlikely to be realized. The valuation allowance decreased by $0.2 million in fiscal 2000, did not change in fiscal 2001 and decreased by $2.1 million in fiscal 2002.

At July 31, 2002, we had U.S. federal and foreign net operating loss carryforwards of approximately $26.1 million and $8.6 million, respectively. These net operating losses will expire at various dates beginning in fiscal 2005 if not utilized. At July 31, 2002, we also had various state tax credit carryforwards totaling approximately $13.8 million. The state credit carryforwards have no expiration date. Utilization of the net operating loss carryforwards may be subject to substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating losses before utilization.

21.     Litigation

On March 3, 2000, a class action lawsuit, Bruce v. Intuit Inc., was filed in the United States District Court, Central District of California, Eastern Division. Two virtually identical lawsuits were later filed: Rubin v. Intuit Inc., was filed on March 8, 2000 in the United States District Court, Southern District of New York and Newby v. Intuit Inc. was filed on April 27, 2000, in the United States District Court, Central District of California, Eastern Division. The Bruce and Newby lawsuits were consolidated into one lawsuit, In re Intuit Privacy Litigation, filed on July 28, 2000 in the United States District Court, Central District of California, Eastern Division. Following Intuit’s successful motion to dismiss several of the claims, an amended complaint was filed on May 2, 2001. A similar lawsuit, Almanza v. Intuit Inc. was filed on March 22, 2000 in the Superior Court of the State of California, San Bernardino County, Rancho Cucamonga Division. An amended complaint in the Almanza suit was filed on October 26, 2000. These purported class actions alleged violations of various federal and California statutes and common law claims for invasion of privacy based upon the alleged intentional disclosure to third parties of personal and private customer information entered at Intuit’s Quicken.com Web site. The complaints sought injunctive relief, orders to disgorge profits related to the alleged acts, and statutory and other damages. In August 2001, Intuit and the plaintiffs’ counsel in all of the cases except Rubin reached an agreement in principle to resolve the cases, subject to court approval, based on terms that are not material to Intuit. The Rubin case was dismissed on November 19, 2001.

Intuit is subject to other routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business. We currently believe that the ultimate amount of liability, if any, for any pending claims of any type (either alone or combined) will not materially affect our financial position, results of operations or liquidity. However, the ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact. Regardless of outcome, litigation can have an adverse impact on Intuit because of defense costs, diversion of management resources and other factors.

22.     Related Party Transactions

We participated in the formation of Venture Finance Software Corp. in May 1998 in order to facilitate the development of certain Web-oriented finance products. At July 31, 2000, we held a 49% non-voting equity interest in VFSC. We entered into agreements with VFSC to provide it with services related to on-going development of Web-oriented finance products and received cost reimbursements of approximately $23.8 million in fiscal 2000 for development and administrative services provided in connection with this agreement. In August 2000, we acquired all of the outstanding securities of VFSC. See Note 9. In May 2001, we sold certain technology assets acquired from VFSC to Princeton eCom Corporation. See Note 10.

Loans to executive officers and other employees at July 31, 2001 and 2002 were as follows:

	July 31,

	2001	2002
(In thousands)

Loans to executive officers	$9,502	$14,865
Loans to other employees	3,357	6,405

	$12,859	$21,270

Loans to executive officers are primarily relocation loans. Of the total loans to executive officers at July 31, 2002, $9.5 million accrue no interest for either the term of the note or for up to four years. The remaining loans to executive officers at July 31, 2002 accrue interest at rates equal to the applicable federal rates in effect at the time the loans were made. Of the total outstanding loans to executive officers and other employees at July 31, 2002, loans with a remaining principal balance of $20.2 million are secured by real property. The loans have terms which range from one to ten years.

23.     Selected Quarterly Consolidated Financial Data (Unaudited)

The following tables contain selected quarterly consolidated financial data for fiscal years 2001 and 2002. We accounted for the July 2002 sale of our Quicken Loans mortgage business segment as discontinued operations. As a result, the operating results of Quicken Loans have been segregated from continuing operations in our consolidated financial statements and in these tables. See Note 11.

	Fiscal 2001 Quarter Ended

	October 31	January 31	April 30	July 31
(In thousands, except per share data)

Total net revenue	$170,829	$437,232	$390,026	$150,318
Cost of revenue	62,817	100,101	72,877	58,459
All other costs and expenses	199,178	244,044	291,488	193,928
Income (loss) from continuing operations before cumulative effect of accounting change	(48,097)	25,368	(22,408)	(72,942)
Net income from discontinued operations	18	1,194	8,107	11,653
Net income (loss)	(33,765)	26,562	(14,301)	(61,289)
Basic net income (loss) per share from continuing operations before cumulative effect of accounting change	$(0.23)	$0.12	$(0.11)	$(0.35)
Diluted net income (loss) per share from continuing operations before cumulative effect of accounting change	(0.23)	0.12	(0.11)	(0.35)
Basic net income per share from discontinued operations	0.00	0.01	0.04	0.06
Diluted net income per share from discontinued operations	0.00	0.00	0.04	0.06

	Fiscal 2002 Quarter Ended

	October 31	January 31	April 30	July 31
(In thousands, except per share data)

Total net revenue	$168,727	$490,752	$501,710	$197,159
Cost of revenue	63,495	116,618	70,457	58,683
All other costs and expenses	241,207	275,873	251,136	221,657
Income (loss) from continuing operations before cumulative effect of accounting change	(102,156)	103,128	134,563	(65,775)
Net income from discontinued operations	9,729	16,740	9,918	34,013
Net income (loss)	(92,427)	119,868	144,481	(31,762)
Basic net income (loss) per share from continuing operations before cumulative effect of accounting change	$(0.48)	$0.48	$0.63	$0.31
Diluted net income (loss) per share from continuing operations before cumulative effect of accounting change	(0.48)	0.47	0.62	0.31
Basic net income per share from discontinued operations	0.04	0.08	0.05	0.16
Diluted net income per share from discontinued operations	0.04	0.08	0.05	0.16

24.	Event Subsequent to Date of Independent Auditors’ Report (Unaudited)

On September 13, 2002, we completed the purchase of Blue Ocean Software, Inc. for approximately $170.0 million in cash. Blue Ocean offers software solutions that help businesses manage their information technology resources and assets. Intuit plans to operate Blue Ocean as a separate business unit under its Small Business division led by Blue Ocean’s chief executive officer and headquartered in Tampa, Florida.

Schedule II

INTUIT INC.

VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Expense/		End of
	Period	Revenue	Deductions	Period
(In thousands)

Year ended July 31, 2000
Allowance for doubtful accounts	$12,420	$4,884	$(8,286)	$9,018
Reserve for product returns	$73,955	$48,077	$(61,053)	$60,979
Year ended July 31, 2001
Allowance for doubtful accounts	$9,018	$10,593	$(3,427)	$16,184
Reserve for product returns	$60,979	$53,660	$(83,129)	$31,510
Year ended July 31, 2002
Allowance for doubtful accounts	$16,184	$3,494	$(13,899)	$5,779
Reserve for product returns	$31,510	$92,798	$(88,705)	$35,603

Note:	Additions to the allowance for doubtful accounts are charged to expense. Additions to the reserve for product returns are charged against revenue.

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information about directors that is required by this Item is incorporated by reference to our Proxy Statement for our December 2002 Annual Meeting of Stockholders. Information about executive officers that is required by this Item can be found in Item 4A.

ITEM 11

EXECUTIVE COMPENSATION

This information is incorporated by reference to our Proxy Statement for our December 2002 Annual Meeting.

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference to our Proxy Statement for our December 2002 Annual Meeting.

ITEM 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is incorporated by reference to our Proxy Statement for our December 2002 Annual Meeting.

PART IV

ITEM 14
EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

      1.     Financial Statements — See Index to Consolidated Financial Statements in Part II, Item 8.

2.	Financial Statement Schedules — See Index to Consolidated Financial Statements in Part II, Item 8.

      3.     Exhibits

		Filed	Incorporated by Reference
with
Ex.		this			Date
No.	Exhibit Description	10-K	Form	File No.	Filed

2.01	Stock Sale and Purchase Agreement by and among Intuit, Venture Finance Software Corp. and certain security holders of Venture Finance Software Corp., dated August 30, 2000		8-K		09/13/00
2.02#	Stock Purchase and Sale Agreement by and among BRFC LLC, Intuit, Quicken Loans, Inc., and Title Source, Inc., dated June 20, 2002		8-K		08/15/02
2.03#	Amendment to Stock Purchase and Sale Agreement by and among BRFC LLC, Intuit, Quicken Loans, Inc., and Title Source, Inc., dated July 29, 2002		8-K		08/15/02
3.01	Restated Intuit Certificate of Incorporation, dated as of January 19, 2000		10-Q		06/14/00
3.02	Second Amended and Restated Rights Agreement, dated October 15, 1999		S-8	333-92503	12/10/99
3.03	Bylaws of Intuit, as amended and restated effective May 1, 2002		10-Q		05/31/02
4.01	Form of Specimen Certificate for Intuit’s Common Stock	X
4.02	Form of Right Certificate for Series B Junior Participating Preferred Stock (included in Exhibit 3.02)		S-8	333-92503	12/10/99
10.01+	Intuit 2002 Equity Incentive Plan and related plan documents, as amended through January 18, 2002		S-8	333-81446	01/25/02
10.02+	Intuit 1993 Equity Incentive Plan, as amended through January 16, 2002		10-Q		02/28/02
10.03+	Intuit Employee Stock Purchase Plan, as amended through January 18, 2002		S-8	333-83128	01/24/02
10.04+	Intuit 1996 Directors Stock Option Plan and related plan documents, as amended through January 18, 2002		S-8	333-81324	01/24/02
10.05+	Intuit 1998 Option Plan for Mergers and Acquisitions and related documents, as amended through May 31, 2002	X
10.06+	Intuit Form of Amendment to All Stock Options Outstanding at February 19, 1999		10-K		10/12/99
10.07+	Intuit Performance Incentive Plan, effective August 1, 2002	X

		Filed	Incorporated by Reference
with
Ex.		this			Date
No.	Exhibit Description	10-K	Form	File No.	Filed

10.08+	Intuit Executive Deferred Compensation Plan, effective March 15, 2002		10-Q		05/31/02
10.09+	Form of Indemnification Agreement entered into by Intuit with each of its directors and certain officers	X
10.10+	Letter Agreement of Employment between Intuit and William V. Campbell, dated March 30, 1994		10-K		10/31/94
10.11+	Employment Agreement between Intuit and Stephen M. Bennett, dated January 21, 2000		10-Q		03/16/00
10.12+	Amendment No. 1 to Employment Agreement dated January 21, 2000 between Intuit and Stephen M. Bennett, dated January 17, 2001		10-Q		06/13/01
10.13+	Amendment No. 2 to January 21, 2000 Employment Agreement between Intuit and Stephen M. Bennett, dated October 23, 2001		10-Q		12/07/01
10.14+	Restricted Stock Purchase Agreement, with respect to 150,000 shares of Intuit Common Stock between Intuit and Stephen M. Bennett, dated January 24, 2000		S-8	333-51700	12/12/00
10.15+	Restricted Stock Purchase Agreement, with respect to 75,000 shares of Intuit Common Stock between Intuit and Stephen M. Bennett, dated January 24, 2000		S-8	333-51700	12/12/00
10.16+	Amendment No. 1 to Restricted Stock Purchase Agreement, with respect to 150,000 shares of Intuit Common Stock dated January 24, 2000 between Intuit and Stephen M. Bennett, dated January 17, 2001		10-Q		06/13/01
10.17+	Amendment No. 1 to Restricted Stock Purchase Agreement, with respect to 75,000 shares of Intuit Common Stock dated January 24, 2000 between Intuit and Stephen M. Bennett, dated January 17, 2001		10-Q		06/13/01
10.18+	Secured Balloon Payment Note Agreement between Intuit and Stephen M. Bennett, dated February 17, 2000		10-Q		12/30/00
10.19+	Secured Full Recourse Promissory Note and Stock Pledge Agreement between Intuit and Stephen M. Bennett, dated March 30, 2001		10-Q		06/13/01
10.20+	Letter from Intuit to Stephen M. Bennett confirming forgiveness of certain loan interest, dated April 6, 2001		10-Q		06/13/01
10.21+	Amended and Restated Secured Balloon Payment Promissory Note between Intuit and Stephen M. Bennett, dated November 26, 2001		10-Q		02/28/02
10.22+	Amended and Restated Secured Full Recourse Balloon Payment Promissory Note (and related Stock Pledge Agreement) between Intuit and Stephen M. Bennett, dated February 19, 2002		10-Q		02/28/02

		Filed	Incorporated by Reference
with
Ex.		this			Date
No.	Exhibit Description	10-K	Form	File No.	Filed

10.23+	Employment Agreement between Intuit and Lorrie M. Norrington, dated July 30, 2001		10-K		10/05/01
10.24+	Secured Balloon Payment Promissory Note for the principal amount of $5,500,000 between Intuit and Lorrie Norrington, dated May 20, 2002	X
10.25+	Secured Balloon Payment Bridge Loan Promissory Note for the principal amount of $1,000,000 between Intuit and Lorrie Norrington, dated May 20, 2002	X
10.26+	Secured Balloon Payment Promissory Note Agreement between Intuit and Dennis Adsit, dated September 27, 2000		10-Q		12/30/00
10.27+	Secured Balloon Payment Promissory Note for the principal amount of $75,000 between Intuit and Dennis Adsit, dated December 31, 2001	X
10.28+	Secured Balloon Payment Bridge Loan Promissory Note between Intuit and Thomas Allanson, dated October 16, 2000		10-Q		12/30/00
10.29+	Amendment No. 1 to Secured Balloon Payment Bridge Loan Promissory Note dated October 16, 2000 between Intuit and Thomas Allanson, dated May 29, 2001		10-Q		06/13/01
10.30+	Amendment No. 2 to Secured Balloon Payment Bridge Loan Promissory Note dated October 16, 2000 and as amended on May 29, 2001 between Intuit and Thomas Allanson, dated July 31, 2001		10-K		10/05/01
10.31+	Amendment No. 3 to Secured Balloon Payment Bridge Loan Promissory Note between Intuit and Thomas A. Allanson, dated October 16, 2000, dated September 28, 2001		10-Q		12/07/01
10.32+	Amended Secured Balloon Payment Bridge Loan Promissory Note for the principal amount of $1,044,000 between Intuit and Thomas Allanson, dated April 18, 2002		10-Q		05/31/02
10.33+	Amended and Restated Secured Promissory Note between Intuit and Brooks Fisher, dated November 26, 2001		10-Q		02/28/02
10.34+	Employment Agreement between Intuit and Richard William Ihrie, dated October 14, 2000		10-K		10/05/01
10.35+	Secured Bridge Loan Promissory Note between Intuit and Richard William Ihrie, dated November 28, 2000		10-Q		12/30/00
10.36+	Secured Balloon Payment Promissory Note between Intuit and Richard William Ihrie, dated November 28, 2000		10-Q		12/30/00
10.37+	Amended and Restated Secured Balloon Payment Promissory Note between Intuit and Richard W. Ihrie, dated November 26, 2001		10-Q		02/28/02
10.38+	Letter from Intuit to Richard William Ihrie confirming forgiveness of certain loan interest, dated December 3, 2001		10-Q		12/07/01

		Filed	Incorporated by Reference
with
Ex.		this			Date
No.	Exhibit Description	10-K	Form	File No.	Filed

10.39+	Separation Agreement between Intuit and Michael L. Hrastinski, dated February 15, 2002		10-Q		02/28/02
10.40#	Amended & Restated Services Agreement between Intuit and Ingram Micro Inc. dated September 11, 2001		10-Q		12/07/01
10.41#	Master Agreement between Intuit and Modus Media International, Inc. dated November 1, 2000, as amended on August 27, 2001		10-Q		12/07/01
10.42	Supply Agreement between Intuit and John H. Harland Company (“Harland”), effective as of January 1, 2000		10-K		10/13/00
10.43#	Term Sheet for Fulfillment Products and Services for FSG and P-TAP Non-Imprintable Products between Harland and Intuit, dated October 25, 2001		10-Q		02/28/02
10.44#	Agreement for Purchase of Intuit-owned Inventory for FSG and P-TAP Non-Imprintable Products between Harland and Intuit, dated October 25, 2001		10-Q		02/28/02
10.45#	Addendum for USBP and Omware Imprintable Products between Intuit and Harland, dated July 16, 2002	X
10.46	Master Services Agreement between Intuit and Sony Disc Manufacturing, dated July 24, 2002	X
10.47	Mortgage Warehousing Agreements and Related Documents between Intuit and Quicken Loans, Inc., dated as of July 31, 2002		8-K		08/15/02
10.48	Lease Agreement dated as of November 30, 1994 between Intuit and Charleston Properties for 2700 Coast Drive, Mountain View, California to commence on January 1, 1999		10-Q		03/17/95
10.49	Lease Agreement dated as of November 30, 1994 between Intuit and Charleston Properties for 2475 Garcia Drive, Mountain View, California		10-Q		03/17/95
10.50	Lease Agreement dated as of November 30, 1994 between Intuit and Charleston Properties for 2525 Garcia Drive, Mountain View, California		10-Q		03/17/95
10.51	Lease Agreement dated as of November 30, 1994 between Intuit and Charleston Properties for 2535 Garcia Drive, Mountain View, California		10-Q		03/17/95
10.52	Lease Agreement dated as of November 30, 1994 between Intuit and Charleston Properties for 2500 Garcia Drive, Mountain View, California		10-K		10/15/97
10.53	Lease Agreement dated as of November 30, 1994 between Intuit and Charleston Properties for 2550 Garcia Drive, Mountain View, California		10-K		10/15/97
10.54	Lease Agreement dated as of January 7, 1998 between Intuit and Charleston Properties for 2650 Casey Drive, Mountain View, California		10-K		10/06/98

		Filed	Incorporated by Reference
with
Ex.		this			Date
No.	Exhibit Description	10-K	Form	File No.	Filed

10.55	Lease Agreement dated as of April 30, 1999 between Intuit and Charleston Properties for 2675 Coast Drive, Mountain View, California		10-K		10/13/01
10.56	Lease Agreement dated as of March 29, 1999 between Intuit and various parties as Landlord for 2632 Marine Way, Mountain View, California		10-K		10/13/01
10.57	Lease Agreement dated January 31, 2000 between Intuit and Broderick Way Partners, LLC for 2700 Broderick Way, Mountain View, California		10-Q		06/14/00
10.58	Build-to-Suit Lease Agreement dated as of June 9, 1995 as amended April 14, 1998 between Intuit and Kilroy Realty Corporation, successor to UTC Greenwich Partners, a California limited partnership for 6200 and 6220 Greenwich, San Diego, California		10-K		10/30/95
10.59	Lease Agreement dated as of July 2, 1997 between Intuit and Spieker Properties, L.P. for 6060 Nancy Ridge Road, San Diego, California		10-K		10/13/01
10.60	Consent to Sublease Agreement dated March 31, 2000 among Intuit as subtenant, Spieker Properties, L.P. and Franklin Templeton Corporate Services, Inc. for Eastgate Mall, San Diego, California		10-Q		06/14/00
10.61	Offer to Purchase Real Estate Agreement dated as of October 14, 1997, as amended on December 5, 1997, between Intuit and General American Life Insurance Company, for property located at 110 Juliad Court, Fredericksburg, Virginia (purchase and sale agreement)		10-K		10/06/98
10.62	Build-to-Suit Lease Agreement dated as of April 8, 1998, between Intuit and TACC Investors, LLC for property located at 2800 East Commerce Center Place, Tucson, Arizona		10-K		10/06/98
10.63	Deed of Lease dated as of July 27, 1999 between Intuit and Waterfront I Corporation for 44 Canal Center Plaza, Alexandria, Virginia		10-K		10/12/99
10.64	Lease Agreement dated as of June 1, 1993 between Intuit as successor in interest to Computing Resources, Inc. who is successor in interest to Pioneer Bank and Dermody Properties for 5400 Equity Avenue, Reno, Nevada		10-K		10/12/99
10.65	Lease Agreement dated as of January 1, 1994 between Intuit as successor in interest to Computing Resources, Inc. and 1285 Financial Boulevard, Inc. for 1285 Financial Boulevard, Reno, Nevada		10-K		10/12/99
10.66	Lease Agreement dated as of February 28, 1999 between Intuit’s CRI subsidiary and 1225 Financial Boulevard, Inc. for 1225 Financial Boulevard, Reno, Nevada		10-K		10/13/00

		Filed	Incorporated by Reference
with
Ex.		this			Date
No.	Exhibit Description	10-K	Form	File No.	Filed

10.67	Lease Agreement dated as of January 1, 1996 between Intuit as successor in interest to Computing Resources, Inc. and 565 Rio Vista Drive, Inc. for 565 Rio Vista Drive, Fallon, Nevada		10-K		10/12/99
10.68	Sublease Agreement and Amendments between Lacerte Software Corporation and Oryx Energy Company for 13155 Noel Road, Suite 2200, Dallas, Texas		10-K		10/12/99
10.69	Office Lease Agreement dated February 22, 2000 between Lacerte Software Corporation and KCD-TX 1 Investment Limited Partnership for office space in Plano, Texas		10-Q		06/14/00
21.01	List of Intuit’s Subsidiaries	X
23.01	Consent of Ernst & Young LLP, Independent Auditors	X
24.01	Power of Attorney (see signature page)	X

+	Indicates a management contract or compensatory plan or arrangement

#	We have requested confidential treatment for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission (the “SEC”). We omitted such portions from this filing and filed them separately with the SEC.

(b) Reports on Form 8-K during the fourth quarter of fiscal 2002 and through the filing date of this Form 10-K:

1.	On May 13, 2002, Intuit filed a report on Form 8-K to report under Item 5 that it had signed an agreement to acquire CBS Employer Services, Inc. and that it had signed an agreement to acquire American Fundware, Inc. No financial statements were filed with the report.

2.	On May 17, 2002, Intuit filed a report on Form 8-K to report under Item 5 its financial results for the quarter ending April 30, 2002. Intuit’s balance sheet and statement of operations for the third quarter and nine months ended April 30, 2002 were included in the 8-K.

3.	On June 11, 2002, Intuit filed a report on Form 8-K to report under Item 5 that it had completed the acquisitions of American Fundware Inc. and CBS Employer Services, Inc. and that it had signed an agreement to acquire Management Reports, Inc. No financial statements were filed with the report.

4.	On June 24, 2002, Intuit filed a report on Form 8-K to report under Item 5 that it had signed a definitive agreement to sell Quicken Loans, Inc. No financial statements were filed with the report.

5.	On July 10, 2002, Intuit filed a report on Form 8-K to report under Item 5 that it had signed an agreement to acquire substantially all of the assets of Eclipse, Inc. No financial statements were filed with the report.

6.	On July 24, 2002, Intuit filed a report on Form 8-K to report under Item 5 that it had completed the acquisition of Management Reports, Inc. No financial statements were filed with the report.

7.	On August 1, 2002, Intuit filed a report on Form 8-K to report under Item 5 that it had completed the acquisition of substantially all of the assets of Eclipse, Inc. No financial statements were filed with the report.

8.	On August 14, 2002, Intuit filed a report on Form 8-K to report under Item 9 that Stephen M. Bennett and Greg J. Santora each submitted to the Securities and Exchange Commission a Statement under Oath Regarding Facts and Circumstances Relating to Exchange Act Filings. These statements covered Intuit’s Annual Report on Form 10-K for the fiscal year ended July 31, 2001 and all quarterly reports on Form 10-Q, current reports on Form 8-K and all definitive proxy materials filed by Intuit since Intuit filed its fiscal year 2001 Form 10-K on October 5, 2001. No financial statements were filed with the report.

9.	On August 15, 2002, Intuit filed a report on Form 8-K to report under Item 2 that it had completed the sale of its Quicken Loans mortgage business to BRFC LLC. Intuit’s Unaudited Pro Forma Condensed Balance Sheet as of April 30, 2002, Unaudited Pro Forma Condensed Consolidated Statement of Operations for the nine months ended April 30, 2002 and Unaudited Pro Forma Condensed Consolidated Statements of Operations for the year ended July 31, 2001 were filed with the report.

10.	On August 22, 2002, Intuit filed a report on Form 8-K to report under Item 5 that it had signed an agreement to acquire Blue Ocean Software, Inc. as well as to report its financial results for the fourth quarter and fiscal year ending July 31, 2002. Intuit’s statement of operations for the fourth quarter and the year ended July 31, 2002 and the balance sheet for the fiscal year ending July 31, 2002 were filed with the report. The report also disclosed that Greg Santora, Senior Vice President and Chief Financial Officer of Intuit, has decided to retire from Intuit at the end of the calendar year and will remain in his current role until then.

11.	On September 24, 2002, Intuit filed a report on Form 8-K to report under Item 5 that it had completed the acquisition of Blue Ocean Software, Inc. No financial statements were filed with the report.

(c)	Exhibits

See Item 14(a)(3) above.

(d)	Financial Statement Schedules

See Item 14(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC.

Dated: September 25, 2002

/s/ GREG J. SANTORA

Greg J. Santora
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

By signing this Form 10-K below, I hereby appoint each of Stephen M. Bennett and Raymond G. Stern, as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form 10-K (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

Principal Executive Officer:
/s/ STEPHEN M. BENNETT Stephen M. Bennett	President, Chief Executive Officer and Director	September 25, 2002

Principal Financial Officer and Principal Accounting Officer:

/s/ GREG J. SANTORA Greg J. Santora	Senior Vice President and Chief Financial Officer	September 25, 2002

Additional Directors:

/s/ CHRISTOPHER W. BRODY Christopher W. Brody	Director	September 25, 2002

/s/ WILLIAM V. CAMPBELL William V. Campbell	Chairman of the Board of Directors	September 25, 2002

/s/ SCOTT D. COOK Scott D. Cook	Director	September 25, 2002

/s/ L. JOHN DOERR L. John Doerr	Director	September 25, 2002

/s/ DONNA L. DUBINSKY Donna L. Dubinsky	Director	September 25, 2002

/s/ MICHAEL R. HALLMAN Michael R. Hallman	Director	September 25, 2002

/s/ STRATTON SCLAVOS Stratton Sclavos	Director	September 25, 2002

Form 10-K Certification

I, Stephen M. Bennett, certify that:

1.	I have reviewed this annual report on Form 10-K of Intuit Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 25, 2002.

/s/ STEPHEN M. BENNETT

Stephen M. Bennett
President and Chief Executive Officer

Form 10-K Certification

I, Greg J. Santora, certify that:

1.	I have reviewed this annual report on Form 10-K of Intuit Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 25, 2002.

/s/ GREG J. SANTORA

Greg J. Santora
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

4.01	Form of Specimen Certificate for Intuit’s Common Stock
10.05+	Intuit 1998 Option Plan for Mergers and Acquisitions and related documents, as amended through May 31, 2002
10.07+	Intuit Performance Incentive Plan, effective August 1, 2002
10.09+	Form of Indemnification Agreement entered into by Intuit with each of its directors and certain officers
10.24+	Secured Balloon Payment Promissory Note for the principal amount of $5,500,000 between Intuit and Lorrie Norrington, dated May 20, 2002
10.25+	Secured Balloon Payment Bridge Loan Promissory Note for the principal amount of $1,000,000 between Intuit and Lorrie Norrington, dated May 20, 2002
10.27+	Secured Balloon Payment Promissory Note for the principal amount of $75,000 between Intuit and Dennis Adsit, dated December 31, 2001
10.45#	Addendum for USBP and Omware Imprintable Products between Intuit and John H. Harland Company, dated July 16, 2002
10.46	Master Services Agreement between Intuit and Sony Disc Manufacturing, dated July 24, 2002
21.01	List of Intuit’s Subsidiaries
23.01	Consent of Ernst & Young LLP, Independent Auditors
24.01	Power of Attorney (see signature page)

+	Indicates a management contract or compensatory plan or arrangement

#	We have requested confidential treatment for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission (the “SEC”). We omitted such portions from this filing and filed them separately with the SEC.