Form 10-Q
period 2002-10-31
INTUIT INC
filed 2002-12-05
CIK 896878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________.

Commission File Number 0-21180

INTUIT INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0034661

(State of incorporation)	(IRS employer identification no.)

2535 Garcia Avenue, Mountain View, CA  94043

(Address of principal executive offices)

(650) 944-6000

(Registrant’s telephone number, including area code)

Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]    No

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Approximately 205,237,583 shares of Common Stock, $0.01 par value, as of November 29, 2002

INTUIT INC.
FORM 10-Q
INDEX

		Page
		Number

PART I	FINANCIAL INFORMATION

ITEM 1:	Financial Statements

	Condensed Consolidated Balance Sheets as of July 31, 2002 and October 31, 2002	3

	Condensed Consolidated Statements of Operations for the three months ended October 31, 2001 and 2002	4

	Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 2001 and 2002	5

	Notes to Condensed Consolidated Financial Statements	6

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

ITEM 3:	Quantitative and Qualitative Disclosures about Market Risk	46

ITEM 4:	Controls and Procedures	47

PART II	OTHER INFORMATION

ITEM 1:	Legal Proceedings	48

ITEM 6:	Exhibits and Reports on Form 8-K	49

	Signatures	51

Intuit, the Intuit logo, QuickBooks, Quicken, TurboTax, ProSeries, Lacerte, FundWare and QuickBase, among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Intuit Master Builder, MRI and Intuit Eclipse, among others, are trademarks and/or service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners and should be treated as such.

INTUIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
(In thousands; unaudited)	2002	2002

ASSETS
Current assets:
Cash and cash equivalents	$435,087	$308,176
Short-term investments	815,342	522,980
Marketable securities	16,791	27,462
Customer deposits	300,409	308,149
Accounts receivable, net	56,467	65,353
Deferred income taxes	67,799	66,957
Income taxes receivable	—	56,915
Prepaid expenses and other current assets	50,729	36,771
Amounts due from discontinued operations entities	252,869	184,538

Total current assets	1,995,493	1,577,301
Property and equipment, net	181,758	189,550
Goodwill, net	428,948	581,406
Purchased intangibles, net	125,474	125,996
Long-term deferred income taxes	176,553	171,428
Loans to executive officers and other employees	21,270	20,585
Other assets	33,530	13,481

Total assets	$2,963,026	$2,679,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$76,669	$80,847
Accrued compensation and related liabilities	91,507	77,595
Payroll service obligations	300,381	308,117
Deferred revenue	159,758	166,075
Income taxes payable	442	—
Short-term note payable	17,926	18,026
Other current liabilities	86,094	87,092

Total current liabilities	732,777	737,752

Long-term obligations	14,610	14,384
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	1,846,707	1,864,172
Treasury shares, at cost	(126,107)	(351,781)
Deferred compensation	(12,628)	(10,346)
Accumulated other comprehensive income (loss)	(3,675)	1,376
Retained earnings	511,342	424,190

Total stockholders’ equity	2,215,639	1,927,611

Total liabilities and stockholders’ equity	$2,963,026	$2,679,747

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	October 31,

	2001	2002

(In thousands, except per share data; unaudited)
Net revenue:
Products	$114,583	$146,992
Services	36,755	60,941
Other	17,389	15,349

Total net revenue	168,727	223,282

Costs and expenses:
Cost of revenue:
Cost of products	31,926	29,847
Cost of services	24,312	36,876
Cost of other revenue	5,551	4,590
Amortization of purchased software	1,706	2,977
Customer service and technical support	37,759	41,752
Selling and marketing	59,953	78,801
Research and development	48,857	65,682
General and administrative	26,557	40,161
Charge for purchased research and development	—	7,789
Acquisition-related charges	41,081	9,455
Loss on impairment of long-lived asset	27,000	—

Total costs and expenses	304,702	317,930

Loss from continuing operations	(135,975)	(94,648)
Interest and other income	9,810	8,336
Gains (losses) on marketable securities and other investments, net	(12,254)	253

Loss from continuing operations before income taxes	(138,419)	(86,059)
Income tax benefit	(36,263)	(25,818)

Net loss from continuing operations	(102,156)	(60,241)
Discontinued operations, net of income taxes (Note 6):
Net income from Quicken Loans discontinued operations	9,729	—
Gain on disposal of Quicken Loans discontinued operations	—	5,556

Net income from discontinued operations	9,729	5,556

Net loss	$(92,427)	$(54,685)

Basic and diluted net loss per share from continuing operations	$(0.48)	$(0.29)
Basic and diluted net income per share from discontinued operations	0.04	0.03

Basic and diluted net loss per share	$(0.44)	$(0.26)

Shares used in basic and diluted per share amounts	211,039	207,965

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	October 31,

(In thousands; unaudited)	2001	2002

Cash flows from operating activities:
Net loss from continuing operations	$(102,156)	$(60,241)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Acquisition-related charges	41,081	9,455
Amortization of purchased software	1,706	2,977
Amortization of deferred compensation	633	634
Charge for purchased research and development	—	7,789
Depreciation	15,274	18,509
Net (gains) losses from marketable securities and other investments	12,254	(253)
Loss on impairment of long-lived asset	27,000	—
Loss on disposal of property and equipment	495	1,786
Deferred income tax benefit	198	5,967
Tax benefit from employee stock options	9,574	16,431

Subtotal	6,059	3,054

Changes in operating assets and liabilities:
Customer deposits	5,542	(7,740)
Accounts receivable	(13,036)	(4,430)
Income taxes receivable	—	(56,915)
Prepaid expenses and other current assets	(5,045)	14,642
Accounts payable	14,576	3,616
Accrued compensation and related liabilities	(8,403)	(13,912)
Payroll service obligations	(5,538)	7,736
Deferred revenue	2,205	(377)
Income taxes payable	(38,196)	(442)
Other current liabilities	1,977	(471)

Total changes in operating assets and liabilities	(45,918)	(58,293)

Net cash used in operating activities	(39,859)	(55,239)

Cash flows from investing activities:
Change in other assets	1,453	(2,292)
Purchases of property and equipment	(14,276)	(27,747)
Proceeds from the sale of marketable securities	1,157	—
Purchases of short-term investments	(347,531)	(279,300)
Liquidation and maturity of short-term investments	418,603	569,687
Acquisitions of businesses, net of cash acquired	—	(171,742)
Purchases of long-term investments, net	(894)	—

Net cash provided by investing activities	58,512	88,606

Cash flows from financing activities:
Change in notes payable	372	(126)
Net proceeds from issuance of common stock	22,019	43,328
Purchase of treasury stock	(21,137)	(300,349)

Net cash provided by (used in) financing activities	1,254	(257,147)

Net cash provided by (used in) discontinued operations	(18,500)	97,187
Effect of foreign currency translation	(660)	(318)

Net increase (decrease) in cash and cash equivalents	747	(126,911)
Cash and cash equivalents at beginning of period	94,301	435,087

Cash and cash equivalents at end of period	$95,048	$308,176

See accompanying notes.

INTUIT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the financial statements of Intuit and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain other previously reported amounts have been reclassified to conform to the current presentation. As discussed in Note 6 , the Quicken Loans mortgage business, which we sold on July 31, 2002, has been accounted for as discontinued operations in accordance with Accounting Principles Board (“APB”) Opinion No. 30. Accordingly, we have reclassified our financial statements for all periods presented to reflect Quicken Loans as a discontinued operation. Unless noted otherwise, discussions in these notes pertain to our continuing operations.

We have included all normal recurring adjustments and the non-recurring adjustments described in Note 6 that we consider necessary to give a fair presentation of our operating results for the periods shown. Results for the three months ended October 31, 2002 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2003 or any other future period. These statements and accompanying notes should be read together with the audited consolidated financial statements for the fiscal year ended July 31, 2002 included in Intuit’s Form 10-K, filed with the Securities and Exchange Commission on September 25, 2002.

Use of Estimates

We make estimates and assumptions that affect the amounts reported in the financial statements and the disclosures made in the accompanying notes. For example, we use estimates for reserves for product returns and rebates, and to determine the collectibility of accounts receivable and the value of deferred tax assets. We also use estimates to determine the remaining economic lives and carrying values of purchased intangibles, property and equipment and other long-lived assets. Despite our intention to establish accurate estimates and assumptions, actual results may differ from our estimates.

Net Revenue

We derive revenues from the sale of packaged software products and supplies, product support, professional services, outsourced payroll services and multiple element arrangements that may include any combination of these items. We recognize revenue for software products and related services in accordance with Statement of Position 97-2, “Software Revenue Recognition,” as modified by SOP 98-9. For other offerings, we follow Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” We recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collectibility is probable.

In some situations, we receive advance payments from our customers. We defer revenue associated with these advance payments until we ship the products or perform the services.

In accordance with the Financial Accounting Standards Board’s (“FASB’s”) Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” we generally account for cash consideration (such as sales incentives) that we give to our customers or resellers as a reduction of revenue rather than as an operating expense.

Product Revenue

We recognize revenue for the sale of our packaged software products and supplies when we ship the product (which is when title passes) either to retailers and distributors or directly to end-user customers. We sell our QuickBooks and consumer tax products on consignment to a limited number of resellers. We recognize revenue for these consignment transactions when the end-user sale has occurred.

We reduce product revenue from distributors and retailers for estimated returns that are based on historical returns experience and other factors such as the volume and price mix of products in the retail channel, trends in retailer inventory and economic trends that might impact customer demand for our products. We reduce product revenue from end users for the estimated usage of rebates on current product sales. Rebate reserves are based on the terms and conditions of the specific promotional rebate program, actual sales during the promotion, the amount of redemptions received, historical redemption trends by product and by type of promotional program and the economic value of the rebate.

Service Revenue

We recognize revenue from outsourced payroll processing and payroll tax filing services as the services are performed, provided we have no other remaining obligations to these customers. We generally require customers to remit payroll and payroll tax liability funds to us in advance of the applicable payroll due date via electronic funds transfer. We include in total net revenue the interest earned on invested balances resulting from timing differences between the collection of these funds from customers and the remittance of the funds to outside parties because this interest income represents an integral part of the revenue generated from our services. We recognize this interest as it is earned.

We also offer several plans under which customers pay for technical support. We recognize support revenue over the life of the plan, which is generally one year. Costs incurred for these support plans are included in cost of revenue.

Service revenue also includes revenue from training, consulting and implementation services. We recognize revenue as these services are performed, provided we have no other remaining obligations to these customers.

Other Revenue

Other revenue consists primarily of royalties from advertising agreements. We typically recognize revenue pro rata based on the contractual time period. If collectibility is not considered probable, we recognize revenue when the royalty is collected.

Multiple Element Arrangements

We also enter into certain revenue arrangements for which we are obligated to deliver multiple products and/or services (multiple elements). For these arrangements, which generally include software products, we allocate and defer revenue for the undelivered elements based on their vendor-specific objective evidence (“VSOE”) of fair value. VSOE is generally the price charged when that element is sold separately.

In situations where VSOE exists for all elements (delivered and undelivered), we allocate the total revenue to be earned under the arrangement among the various elements, based on their relative fair value. For transactions where VSOE exists only for the undelivered elements, we allocate and defer revenue based on VSOE of fair value of the undelivered elements, and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. If VSOE does not exist for undelivered items that are services, then we recognize the entire arrangement fee over the remaining service period. If VSOE does not exist for undelivered elements that are specified products or features, we defer revenue until the earlier of the delivery of all elements or the point at which VSOE is determined for these undelivered elements.

We recognize revenue related to the delivered products or services only if: (1) the above revenue recognition criteria are met; (2) any undelivered products or services are not essential to the functionality of the delivered products and services; (3) payment for the delivered products or services is not contingent upon delivery of the remaining products or services; (4) we have an enforceable claim to receive the amount due in event that we do not deliver the undelivered products or services; and (5) as discussed above, there is evidence of the fair value for each of the undelivered products or services.

Shipping and Handling

We record the amounts we charge our customers for the shipping and handling of our software products as product revenue and we record the related costs as cost of products in our statement of operations.

Customer Deposits and Payroll Service Obligations

Customer deposits represent cash held on behalf of our payroll customers. Payroll service obligations also relate to our payroll business and consist primarily of payroll taxes we owe on behalf of our customers.

Goodwill, Purchased Intangible Assets and Other Long-lived Assets

We record goodwill when the purchase price of net tangible and intangible assets we acquire exceeds their fair value. In previous fiscal years, including fiscal 2002, we generally amortized goodwill on a straight-line basis over periods ranging from 3 to 5 years. However, in accordance with SFAS 142, “Goodwill and Other Intangible Assets,” we did not amortize goodwill for acquisitions completed after June 30, 2001, and effective August 1, 2002 we no longer amortize goodwill for acquisitions completed before July 1, 2001. See “Recent Pronouncements” below for more information. We amortize the cost of identified intangible assets on a straight-line basis over periods ranging from 1 to 10 years.

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

In June 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets.” In October 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We implemented both SFAS 142 and SFAS 144 on August 1, 2002. See “Recent Pronouncements” below for more information.

Stock-Based Incentive Program

We provide equity incentives to our employees (including those we hire as a result of acquisitions) and to our independent Board members through a carefully managed stock incentive program. We maintain four stock option plans and an Employee Stock Purchase Plan for different groups of eligible participants, and we also have outstanding stock options that we assumed in connection with certain acquisitions. We apply the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based incentives. Accordingly, we are not required to record compensation expense when stock options are granted to eligible participants as long as the exercise price is not less than the fair market value of the stock when the option is granted. We are also not required to record compensation expense in connection with the Employee Stock Purchase Plan as long as the purchase price of the stock is not less than 85% of the lower of the fair market value at the beginning of each 12-month offering period or at the end of each applicable six-month purchase period. See Note 11 for an illustration of the effect on net income (loss) and net income (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based incentives.

Concentration of Credit Risk and Significant Customers and Suppliers

We operate in markets that are highly competitive and rapidly changing. Significant technological changes, changes in customer requirements, the emergence of competitive products or services with new capabilities and other factors could negatively impact our operating results.

We are also subject to risks related to changes in the values of our significant balance of short-term investments as well as risks related to the collectibility of our trade accounts receivable. Our portfolio of short-term investments consists primarily of investment-grade securities that we diversify by limiting our holdings with any individual issuer in a managed portfolio to a maximum of $5 million.

We sell a significant portion of our products through third-party retailers and distributors. As a result, we face risks related to the collectibility of our trade accounts receivable. To appropriately manage this risk, we perform ongoing evaluations of customer credit and limit the amount of credit extended as we deem appropriate but generally do not require collateral. We maintain reserves for estimated credit losses and these losses have historically been within our expectations. However, since we cannot necessarily predict future changes in the financial stability of our customers, we cannot guarantee that our reserves will continue to be adequate.

Due to changes in our distributor relationships during fiscal 2002, we are selling an increasing proportion of our software products directly to a variety of retailers rather than through a few major distributors. No distributor or individual retailer accounted for 10% or more of total net revenue in the first quarter of fiscal 2002 or 2003, nor did any customer account for 10% or more of accounts receivable at July 31, 2002 or October 31, 2002.

In connection with the sale of our Quicken Loans mortgage business in July 2002, we agreed to continue providing to the purchasing company a line of credit of up to $375.0 million to fund mortgage loans for a transition period of up to six months. The line is secured by the related mortgage loans and had an outstanding balance of $245.6 million at July 31, 2002 and $180.1 million at October 31, 2002. The line expires on January 31, 2003. As part of the consideration for the sale of the business, we also held a five-year promissory note in the principal amount of $23.3 million from the purchasing company. The note was repaid in October 2002. See Note 6.

We rely on three third party vendors to perform substantially all outsourced aspects of manufacturing and distribution for our primary retail desktop software products. We also have two key single-source vendors for our financial supplies business. One of these vendors prints and fulfills orders for all of our checks and most other products for our financial supplies business and the other vendor operates our supplies sales website. We have acquired the source code for that website and plan to begin operating it internally in January 2003. While we believe that relying heavily on key vendors improves the efficiency and reliability of our business operations, relying on any one vendor for a significant aspect of our business can have a significant negative impact on our revenue and profitability if that vendor fails to perform at acceptable service levels.

Recent Pronouncements

On June 29, 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 supercedes APB Opinion No. 17, “Intangible Assets,” and provides that goodwill and other intangible assets that have an indefinite useful life will no longer be amortized. However, these assets must be reviewed for impairment at least annually or more frequently if an event occurs indicating the potential for impairment. The shift from an amortization approach to an impairment approach applies to all acquisitions completed after June 30, 2001. We adopted the remaining elements of this new standard in the first quarter of fiscal 2003 and therefore ceased amortizing goodwill for acquisitions made prior to July 1, 2001. However, it is possible that in the future we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. In addition, we will continue to amortize our purchased intangible assets and to assess those assets for impairment as appropriate.

As of the date of adoption of SFAS 142 on August 1, 2002, we had an unamortized acquired intangible assets balance of $123.6 million and an unamortized goodwill balance of $430.8 million. These balances reflect the transfer of $1.9 million in assembled workforce from intangible assets to goodwill in accordance with SFAS 142. In connection with the transitional goodwill impairment evaluation provisions under SFAS 142, we completed a goodwill impairment review as of August 1, 2002 and found no impairment.

A reconciliation of previously reported net loss and net loss per share to amounts that would have been reported if the non-amortization provisions of SFAS 142 had been in effect from the beginning of fiscal 2002 is as follows:

	Three Months Ended

	October 31,	October 31,
(In thousands, except per share amounts)	2001	2002

Net loss
Net loss, as reported	$(92,427)	$(54,685)
Goodwill and assembled workforce amortization, net of income taxes	22,235 *	—

Pro forma net loss	$(70,192)	$(54,685)

Net loss per share
Basic and diluted — as reported	$(0.44)	$(0.26)
Basic and diluted — pro forma	(0.33)	(0.26)

*	Includes goodwill amortization of $32,743 and assembled workforce amortization of $438, before income taxes at 33%. See Note 3.

In October 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which applies to financial statements issued for fiscal years beginning after December 15, 2001. SFAS 144 supercedes FASB Statement 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of APB Opinion No. 30, “Reporting the Results of Operations.” SFAS 144 provides a single accounting model for long-lived assets we expect to dispose of and significantly changes the criteria for classifying an asset as held-for-sale. This classification is important because held-for-sale assets are not depreciated and are stated at the lower of fair value or carrying amount. SFAS 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are actually incurred, rather than when the amount of the loss is estimated, as was previously required. We adopted SFAS 144 effective August 1, 2002 and there was no impact on our financial position, results of operations or cash flows.

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit and Disposal Activities.” This statement revises the accounting for activities relating to exiting or disposing of businesses or assets under EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” A formal commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most exit and disposal costs. Instead, companies will record exit or disposal costs when they are incurred and can be measured at fair value, and will subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS 146, and liabilities that a company previously recorded under EITF Issue No. 94-3 are not affected. We will assess the impact of adoption of SFAS 146 based on the nature of any exit or disposal activities that are ongoing at that time.

2. Short-Term Investments

The following schedule summarizes the estimated fair value of our short-term investments as of the dates indicated:

	July 31,	October 31,
	2002	2002

(In thousands)
Corporate notes	$24,405	$19,387
Municipal bonds	780,914	503,593
U.S. government securities	10,023	—

	$815,342	$522,980

The following table summarizes the estimated fair value of our available-for-sale debt securities held in short-term investments classified by the stated maturity date of the security:

	July 31,	October 31,
	2002	2002

(In thousands)
Due within one year	$230,716	$188,670
Due within two years	141,942	91,994
Due within three years	—	5,284
Due after three years	442,684	237,032

	$815,342	$522,980

3. Goodwill and Intangible Assets

Changes in the carrying value of goodwill by reportable segment during the first quarter of fiscal 2003 were as follows:

	Balance	Transfer			Balance
	July 31,	Assembled	Goodwill		October 31,
(In thousands)	2002	Workforce	Acquired	Other	2002

Employer Services	$153,216	$1,289	$—	$—	$154,505
Other Small Business Products and Services	5,979	88	150,548	—	156,615
Consumer Tax	3,308	—	—	—	3,308
Professional Accounting Solutions	90,079	428	—	—	90,507
Vertical Business Management Solutions	171,520	—	—	610	172,130
Global Business	4,846	95	—	(600)	4,341

	$428,948	$1,900	$150,548	$10	$581,406

Purchased intangible assets consisted of the following at the dates indicated:

		July 31,	October 31,
	Life in Years	2002	2002

(In thousands)
Customer lists	3-7	$144,379	$144,541
Less accumulated amortization		(75,317)	(82,218)

		69,062	62,323

Purchased technology	1-7	121,763	134,984
Less accumulated amortization		(79,894)	(82,871)

		41,869	52,113

Trade names and logos	1-10	16,555	16,567
Less accumulated amortization		(6,908)	(7,664)

		9,647	8,903

Covenants not to compete	3-5	7,399	7,420
Less accumulated amortization		(4,403)	(4,763)

		2,996	2,657

Assembled workforce	2-5	4,458	—
Less accumulated amortization		(2,558)	—

		1,900	—

Total intangible assets		294,554	303,512
Total accumulated amortization		(169,080)	(177,516)

Total net intangible assets		$125,474	$125,996

Purchased technology increased by approximately $13.2 million in the first quarter of fiscal 2003 due to our acquisition of Blue Ocean Software, Inc. See Note 5.

We summarize the following expenses on the acquisition-related charges line of our statement of operations:

	Three Months Ended

	October 31,	October 31,
	2001	2002

(In thousands)
Amortization of goodwill	$32,743	$—
Amortization of purchased intangible assets	6,795	7,893
Amortization of acquisition-related deferred compensation	1,543	1,562

Total acquisition-related charges	$41,081	$9,455

At October 31, 2002, we expected annual amortization of our purchased intangible assets by fiscal year to be as shown in the following table. Future acquisitions could cause these amounts to increase.

Expected
Amortization
(Dollars in thousands)	Expense

Fiscal year ending July 31,
2003	$43,908
2004	28,159
2005	21,031
2006	17,524
2007	12,756
Thereafter	13,416

Total expected future amortization expense	$136,794

4. Comprehensive Net Income (Loss)

SFAS 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive net income (loss) and its components in stockholders’ equity. SFAS 130 requires the components of other comprehensive income (loss), such as changes in the fair value of available-for-sale securities and foreign translation adjustments, to be added to our net income (loss) to arrive at comprehensive net income (loss). Other comprehensive income (loss) items have no impact on our net income (loss) as presented in our statement of operations.

The components of accumulated other comprehensive income (loss), net of income taxes, were as follows:

	Marketable	Short-term	Foreign Currency
(In thousands)	Securities	Investments	Translation	Total

Three months ended October 31, 2001
Beginning balance, net of income taxes	$23,958	$4,686	$(464)	$28,180
Unrealized loss, net of income tax benefits of $16,451 and $534	(24,677)	(802)	—	(25,479)
Reclassification adjustment for realized gain included in net loss, net of income tax benefit of $71	(106)	—	—	(106)
Translation adjustment	—	—	(759)	(759)

Other comprehensive loss	(24,783)	(802)	(759)	(26,344)

Ending balance, net of income taxes	$(825)	$3,884	$(1,223)	$1,836

Three months ended October 31, 2002
Beginning balance, net of income taxes	$(4,845)	$2,058	$(888)	$(3,675)
Unrealized gain, net of income tax provision of $4,262	6,393	—	—	6,393
Unrealized loss, net of income tax benefit of $790	—	(1,184)	—	(1,184)
Translation adjustment	—	—	(158)	(158)

Other comprehensive income (loss)	6,393	(1,184)	(158)	5,051

Ending balance, net of income taxes	$1,548	$874	$(1,046)	$1,376

The following table summarizes comprehensive net income (loss) for the periods indicated:

	Three Months Ended

	October 31,	October 31,
	2001	2002

(In thousands)
Net loss	$(92,427)	$(54,685)
Other comprehensive income (loss), net of income taxes	(26,344)	5,051

Comprehensive net loss, net of income taxes	$(118,771)	$(49,634)

5. Acquisition

On September 13, 2002, we acquired all of the outstanding stock of Blue Ocean Software, Inc. for approximately $177.3 million in cash. We paid $16.5 million of the purchase price into a third party escrow account, to be held for a maximum of 18 months pending the finalization of certain financial calculations that may affect the purchase price.

Blue Ocean offers software solutions that help businesses manage their information technology resources and assets. We acquired this company as part of our Right for My Business strategy to offer business solutions that go beyond accounting software to address a wider range of management challenges that small businesses face. Blue Ocean became part of our Other Small Business Products and Services business segment.

With the assistance of a professional valuation services firm, we made a preliminary allocation of the purchase price during the first quarter of fiscal 2003. We do not expect that any adjustments to the purchase price or the purchase price allocation will be material. We allocated approximately $13.2 million of the purchase price to purchased technology and $150.5 million to goodwill. In addition, $7.8 million was allocated to in-process research and development and charged to expense in the first quarter of fiscal 2003. The purchased technology is being amortized over six years. None of the goodwill acquired in this transaction will be deductible for income tax purposes. Blue Ocean’s results of operations from September 14, 2002 forward were included in our results of operations and were not material.

The preliminary purchase price allocation for the Blue Ocean acquisition was as follows:

Purchase
Price
Allocation

(In thousands)
Tangible assets	$19,738
Deferred revenue	(6,694)
Other tangible liabilities	(7,013)
In-process research and development	7,789
Purchased technology	13,220
Goodwill	150,548
Acquisition costs	(271)

Total purchase price	$177,317

6. Discontinued Operations

On July 31, 2002, we sold our Quicken Loans mortgage business and accounted for the sale as discontinued operations. In accordance with APB Opinion No. 30, the operating results of Quicken Loans have been segregated from continuing operations in our statement of operations for all periods prior to the sale, including the first quarter of fiscal 2002. Quicken Loans revenue was $40.0 million in the first quarter of fiscal 2002 and income taxes offset against income from discontinued operations amounted to $5.5 million for that period.

As part of the sale transaction, we received a five-year secured promissory note in the principal amount of $23.3 million from a newly-created company, Rock Acquisition Corporation. We also retained a 12.5% non-voting equity interest in that company. We accounted for this investment on a cost basis since we did not have the ability to exercise significant influence over Rock. We also agreed to continue providing to Quicken Loans a secured line of credit of up to $375.0 million to fund mortgage loans for a transition period of up to six months. The line expires on January 31, 2003. Rock also licensed the right to use our Quicken Loans trademark for its residential home loan and home equity loan products and we entered into a distribution agreement with Rock through which it will provide mortgage services on Quicken.com.

In October 2002, we sold our residual minority equity interest in Rock to the majority shareholders of Rock. We also received payment in full of the $23.3 million promissory note and related accrued interest due from Rock. The $5.6 million gain on disposal of Quicken Loans discontinued operations recorded in the first quarter of fiscal 2003 included a gain of $6.4 million for the sale of our residual equity interest, a charge of $0.3 million that was the result of the final audit of the tangible shareholders’ equity balance of Quicken Loans, and $0.5 million in legal and other expenses. We did not record a tax benefit related to the transaction because we cannot be assured that we will realize the tax benefit. The trademark license and distribution agreements that we entered into when we sold Quicken Loans remain in effect. Fees under these agreements will be recorded as other income on a cash basis. There was no income recorded under these agreements in the first quarter of fiscal 2003.

7. Industry Segment and Geographic Information

SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way in which public companies disclose certain information about reportable segments in the company’s financial reports. Consistent with SFAS 131, we have defined ten reportable segments, described below, based on factors such as how we manage our operations and how our chief operating decision maker views results. In fiscal 2003 we created three new reportable segments from our fiscal 2002 Small Business segment: QuickBooks, Financial Supplies and Other Small Business Products and Services. We also began reporting our Vertical Business Management Solutions segment separately from our Other segment. These changes reflect our continuing focus on and evolution of our Right for My Business strategy for small businesses. All reportable segments except Global Business are based in the United States and sell primarily to customers located there. Certain previously reported amounts have been reclassified to conform to the fiscal 2003 presentation.

QuickBooks product revenue is derived primarily from QuickBooks desktop software products. QuickBooks services revenue is derived from QuickBooks Online Edition.

Employer Services product revenue is derived primarily from our QuickBooks Do-It-Yourself Payroll offering, which consists of current payroll tax tables that we provide on a subscription basis to small businesses that prepare their own payrolls. Services revenue for this segment is derived primarily from our outsourced payroll services. Our outsourced payroll services consist of QuickBooks Assisted Payroll Service, a payroll service that is integrated with QuickBooks and handles the back-end aspects of payroll processing, including tax payments and filings; and Intuit Payroll Services Complete Payroll, which provides traditional, full service payroll processing, tax payment and check delivery services. Intuit Payroll Services Complete Payroll encompasses the business of CBS Employer Services, Inc., which we acquired in the fourth quarter of fiscal 2002. Our outsourced payroll business also includes our Premier Payroll Service, which provides traditional full service payroll outsourcing, tax payment and check delivery services distributed through certain financial institutions.

Financial Supplies product revenue is derived primarily from financial supplies, such as paper checks, envelopes, invoices and stationery, for small businesses and individuals and from tax forms, tax return presentation folders and other supplies for professional tax preparers.

Other Small Business Products and Services product revenue for fiscal 2003 is derived primarily from Intuit Information Technology Solutions (formerly Blue Ocean Software, Inc.), a provider of software solutions that help businesses manage their information technology resources and assets. We acquired Blue Ocean in the first quarter of fiscal 2003. Services revenue for this segment is derived primarily from QuickBooks support plans. Other revenue consists of royalties from small business online transactions such as QuickBooks Merchant Account Service and QuickBooks Online Billing.

Consumer Tax product revenue is derived primarily from TurboTax federal and state consumer desktop tax preparation products. Consumer Tax services revenue is derived primarily from TurboTax for the Web online tax preparation services and consumer electronic filing services.

Professional Accounting Solutions product revenue is derived primarily from ProSeries and Lacerte professional tax preparation products. Professional Accounting Solutions services revenue is derived primarily from electronic filing and training services.

Personal Finance product revenue is derived primarily from Quicken desktop software products. Personal Finance services revenue is minimal. Other revenue consists of royalties from consumer online transactions and Quicken.com advertising revenue.

Vertical Business Management Solutions (“VBMS”) revenue is derived from four businesses that we acquired in fiscal 2002 that provide small business management solutions for vertical industries. Those businesses are Intuit Eclipse Distribution Management Solutions, Intuit MRI Real Estate Solutions, Intuit Construction Business Solutions and Intuit Public Sector Solutions. VBMS product revenue is derived from business management software that is specific to the industries these businesses serve. VBMS service revenue consists primarily of installation, consulting and training services.

Global Business product revenue is derived primarily from localized versions of QuickBooks and Quicken as well as QuickTax desktop software products in Canada; localized versions of QuickBooks and Quicken as well as TaxCalc desktop software products in the United Kingdom; and Yayoi small business desktop accounting products in Japan. Global Business services revenue primarily consists of revenue from software maintenance contracts sold with Yayoi software in Japan.

Other includes revenue and segment operating income (loss) from businesses that have been discontinued due to divestitures or are insignificant. Other also includes reconciling items such as acquisition-related costs (which include acquisition-related charges, amortization of purchased software and charges for purchased research and development) and other common costs not allocated to specific segments.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1. Except for goodwill and purchased intangible assets, Intuit does not generally track assets by reportable segments and, consequently, does not disclose assets by reportable segments. The following results for the first quarters of fiscal 2002 and 2003 are broken out by our reportable segments.

		Small Business Products and Services

				Other Small
Three months ended				Business
October 31, 2001		Employer	Financial	Products &		Consumer
(In thousands)	QuickBooks	Services	Supplies	Services	Subtotal	Tax

Product revenue	$24,526	$18,392	$30,283	$—	$48,675	$2,537
Service revenue	27	15,728	—	10,609	26,337	1,471
Other revenue	—	—	—	3,215	3,215	204

Total net revenue	24,553	34,120	30,283	13,824	78,227	4,212

Segment operating income (loss)	314	3,633	14,199	970	18,802	(17,252)
Common expenses	—	—	—	—	—	—

Subtotal	314	3,633	14,199	970	18,802	(17,252)
Acquisition-related costs	—	—	—	—	—	—
Loss on impairment of long-lived asset	—	—	—	—	—	—
Realized net losses on marketable securities	—	—	—	—	—	—
Interest and other income	—	—	—	—	—	—

Income (loss) from continuing operations before income taxes	$314	$3,633	$14,199	$970	$18,802	$(17,252)

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Vertical
Three months ended	Professional		Business
October 31, 2001	Accounting	Personal	Mgmt	Global
(In thousands)	Solutions	Finance	Solutions	Business	Other	Consolidated

Product revenue	$5,606	$24,903	$—	$8,336	$—	$114,583
Service revenue	1,112	2,783	—	4,998	27	36,755
Other revenue	—	11,032	—	2,938	—	17,389

Total net revenue	6,718	38,718	—	16,272	27	168,727

Segment operating income (loss)	(17,874)	11,845	—	(2,815)	(3,656)	(10,636)
Common expenses	—	—	—	—	(55,552)	(55,552)

Subtotal	(17,874)	11,845	—	(2,815)	(59,208)	(66,188)
Acquisition-related costs	—	—	—	—	(42,787)	(42,787)
Loss on impairment of long-lived asset	—	—	—	—	(27,000)	(27,000)
Realized net losses on marketable securities	—	—	—	—	(12,254)	(12,254)
Interest and other income	—	—	—	—	9,810	9,810

Income (loss) from continuing operations before income taxes	$(17,874)	$11,845	$—	$(2,815)	$(131,439)	$(138,419)

		Small Business Products and Services

				Other Small
Three months ended				Business
October 31, 2002		Employer	Financial	Products &		Consumer
(In thousands)	QuickBooks	Services	Supplies	Services	Subtotal	Tax

Product revenue	$37,838	$23,739	$30,556	$4,093	$58,388	$3,855
Service revenue	215	23,443	—	14,651	38,094	2,005
Other revenue	—	410	—	3,880	4,290	195

Total net revenue	38,053	47,592	30,556	22,624	100,772	6,055

Segment operating income (loss)	7,215	15,241	14,522	(2,070)	27,693	(15,070)
Common expenses	—	—	—	—	—	—

Subtotal	7,215	15,241	14,522	(2,070)	27,693	(15,070)
Acquisition-related costs	—	—	—	—	—	—
Realized net gain on marketable securities	—	—	—	—	—	—
Interest and other income	—	—	—	—	—	—

Income (loss) from continuing operations before income taxes	$7,215	$15,241	$14,522	$(2,070)	$27,693	$(15,070)

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Vertical
Three months ended	Professional		Business
October 31, 2002	Accounting	Personal	Mgmt	Global
(In thousands)	Solutions	Finance	Solutions	Business	Other	Consolidated

Product revenue	$6,350	$25,569	$5,630	$9,362	$—	$146,992
Service revenue	914	771	13,168	5,644	130	60,941
Other revenue	—	10,834	5	25	—	15,349

Total net revenue	7,264	37,174	18,803	15,031	130	223,282

Segment operating income (loss)	(16,906)	15,336	(7,212)	(5,347)	(3,994)	1,715
Common expenses	—	—	—	—	(76,142)	(76,142)

Subtotal	(16,906)	15,336	(7,212)	(5,347)	(80,136)	(74,427)
Acquisition-related costs	—	—	—	—	(20,221)	(20,221)
Realized net gain on marketable securities	—	—	—	—	253	253
Interest and other income	—	—	—	—	8,336	8,336

Income (loss) from continuing operations before income taxes	$(16,906)	$15,336	$(7,212)	$(5,347)	$(91,768)	$(86,059)

8. Commitments

Mortgage Line of Credit

In connection with the sale of our Quicken Loans mortgage business in July 2002, we agreed to continue providing to the purchasing company a line of credit of up to $375.0 million to fund mortgage loans for a transition period of up to six months. The line of credit is secured by the related mortgage loans and the principal balance outstanding of $180.1 million at October 31, 2002 was included on our balance sheet under amounts due from discontinued operations entities. The line expires on January 31, 2003. See Note 6.

Reserve for Vacant Facilities

During the third quarter of fiscal 2002, we concluded that we would not occupy two vacant leased buildings in Mountain View, California and that we would be unable to recover a substantial portion of our lease obligations by subleasing the vacant space. The resulting $13.2 million charge was equal to the remaining future lease commitments for these facilities, net of estimated future sublease income. The estimated costs of abandoning these leased facilities reflected management’s best estimates based on market information and trend analyses compiled by our facilities management team with the help of a commercial real estate brokerage firm retained by Intuit. We continue to evaluate our assumptions quarterly for any potentially significant change to the reserve. No material change has been necessary to date.

During the first quarter of fiscal 2003, we made cash lease payments for these two buildings of $0.6 million and there was a remaining balance of $11.9 million in the reserve at October 31, 2002. The short-term portion of the reserve ($2.1 million) is in other current liabilities and the remaining long-term portion is in long-term obligations on our balance sheet. We expect to use the total reserve by the end of fiscal 2010. Our actual future cash payments may exceed the total reserve balance by a maximum of $3.7 million if we are unable to sublease either of the properties.

9. Other Current Liabilities

Other current liabilities were as follows at the dates indicated:

	July 31,	October 31,
	2002	2002

(In thousands)
Reserve for product returns	$35,603	$40,417
Reserve for rebates	8,201	8,844
Future cash payments due for CBS Payroll acquisition	25,359	24,522
Other acquisition and disposition related items	4,667	1,161
Other accruals	12,264	12,148

	$86,094	$87,092

10. Income Taxes

We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and other taxable items. We recorded income tax benefits on pre-tax losses in the first quarters of fiscal 2002 and 2003. Our effective tax rate for those quarters differed from the federal statutory tax rate primarily due to the effect of the items in the table below.

	Three Months Ended

	October 31,	October 31,
	2001	2002

Statutory federal income tax rate	35.0%	35.0%
State income tax, net of federal benefit	1.7%	1.2%
Federal research and experimental credits	1.4%	2.9%
Non-deductible merger-related charges	(6.6%)	(9.1%)
Tax exempt interest	1.7%	1.4%
Tax benefit related to divestiture	(4.0%)	—
Other, net	(3.0%)	(1.4%)

Effective income tax rate	26.2%	30.0%

11. Stockholders’ Equity

Stock Repurchase Program

In May 2001, Intuit’s Board of Directors authorized the company to repurchase up to $500.0 million of common stock from time to time over a three-year period. In July 2002, our Board of Directors increased the authorized purchase amount by $250.0 million to a total of $750.0 million. The stock repurchase program is intended to help offset some of the dilution resulting from the issuance of shares under Intuit’s equity incentive stock plans. Shares of stock repurchased under the program become treasury shares. During the first quarter of fiscal 2003, we repurchased 6,629,844 shares of our common stock under this program for an aggregate cost of approximately $300.3 million. During the first quarter of fiscal 2003, we also reissued 1,805,291 shares of treasury stock in connection with stock incentive plans. From inception of the program through October 31, 2002, we had repurchased a total of 14,230,183 shares of our common stock for an aggregate cost of approximately $627.3 million.

When we reissue treasury shares, if the proceeds from the sale are more than the average price we paid to acquire the shares, we record an increase in additional paid-in capital. Conversely, if the proceeds from the sale are less than the average price we paid to acquire the shares, we record a decrease in additional paid-in capital to the extent of increases previously recorded for similar transactions, and a decrease in retained earnings for any remaining amount.

Repurchases through October 31, 2002 have had no significant impact on our net income or loss per share. We intend to continue using our cash and cash equivalents to fund these repurchases in amounts and at such times as we deem appropriate.

Distribution and Dilutive Effect of Options

We provide equity incentives to our employees (including those we hire as a result of acquisitions) and to our independent Board members through a carefully managed, broad-based stock incentive program. The following table shows option grants to Named Executives and to all employees for the periods indicated. Under Securities and Exchange Commission rules for proxy statements, Named Executives are defined as the company’s chief executive officer and each of the four other most highly compensated executive officers.

	Three Months	Twelve Months Ended
	Ended
	October 31,	July 31,	July 31,
	2002	2002	2001

Net option grants during the period as a percentage of outstanding shares	0.7%	3.2%	4.7%
Grants to Named Executives during the period as a percentage of total options granted	15.3%	3.5%	7.3%
Grants to Named Executives during the period as a percentage of outstanding shares	0.2%	0.2%	0.4%
Options held by Named Executives as a percentage of total options outstanding	11.5%	10.5%	9.0%

We define net option grants as options granted less options canceled or expired and returned to the pool of options available for grant. Options granted to our Named Executives as a percentage of the total options granted to all employees will vary significantly from quarter to quarter, due in part to the timing of annual performance-based grants to Named Executives. For example, first quarter fiscal 2003 Named Executive grants as a percentage of total grants were higher than we expect for fiscal 2003 as a whole because of performance grants to Named Executives during the first quarter.

Stock-Based Incentive Program

We follow APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for these stock-based incentives. See Note 1. In October 1995, the FASB issued SFAS 123, “Accounting for Stock Based Compensation.” Although SFAS 123 allows us to continue to follow the APB 25 guidelines, we are required to disclose annually our pro forma net income (loss) and net income (loss) per share as if we had adopted SFAS 123. Beginning in the first quarter of fiscal 2003, we are voluntarily disclosing pro forma SFAS 123 results on a quarterly basis. The pro forma impact of applying SFAS 123 in the first quarters of fiscal 2002 and 2003 does not necessarily represent the pro forma impact in future quarters or years.

To determine the pro forma impact, we have employed the widely used Black-Scholes model to estimate the fair value of options granted. This valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires the input of highly subjective assumptions including the expected stock price volatility. Because our outstanding stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect this estimate, we believe the Black-Scholes model does not provide a reliable single measure of the fair value of our stock options. Inputs used for the valuation model are set forth in the table below.

	Options		Employee Stock Purchase Plan

	Three Months Ended		Three Months Ended

	October 31,	October 31,	October 31,	October 31,
	2001	2002	2001	2002

Expected life (years)	1.89 - 4.89	1.91 - 4.91	0.50	1.00
Expected volatility factor	0.74	0.78	0.76	0.74
Risk-free interest rate (%)	1.23 - 5.47	1.12 - 4.42	3.47 - 5.84	1.80 - 2.70
Expected dividend yield (%)	—	—	—	—

The following table illustrates the effect on our net income (loss) and net income (loss) per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based incentives using the Black Scholes model. For purposes of this reconciliation, we add back to previously reported net income (loss) all stock-based incentive expense that relates to acquisitions then deduct the pro forma stock-based incentive expense determined under the fair value method for all awards. The pro forma stock-based incentive expense has no impact on our cash flow. In the future, we may elect, or be required, to use a different valuation model, which could result in a significantly different impact on our pro forma net income (loss).

	Three Months Ended

	October 31,	October 31,
(In thousands, except per share amounts)	2001	2002

Net income (loss)
Net loss, as reported	$(92,427)	$(54,685)
Add: Stock-based incentive expense included in reported net loss, net of income taxes	926	937
Deduct: Total stock-based incentive expense determined under fair value method for all awards, net of income taxes	(23,407)	(22,875)

Pro forma net loss	$(114,908)	$(76,623)

Net income (loss) per share
Basic and diluted — as reported	$(0.44)	$(0.26)

Basic and diluted — pro forma	$(0.54)	$(0.37)

12. Litigation

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

13. Related Parties

Loans to executive officers and other employees consisted of the following at the dates indicated. Loans to executive officers have generally been made in connection with their relocation and purchase of a new residence near their new place of work.

	July 31,	October 31,
	2002	2002

(In thousands)
Loans to executive officers	$14,865	$14,891
Loans to other employees	6,405	5,694

	$21,270	$20,585

One employee with previously outstanding loans totaling approximately $1.2 million became an executive officer during the first quarter of fiscal 2003. Loans to executive officers totaling approximately $1.1 were also repaid during the first quarter of fiscal 2003. We did not make or modify any loans to executive officers after July 30, 2002, and we do not intend to make or modify any loans to executive officers in the future.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Caution about Forward-Looking Statements

Throughout this Report, we make forward-looking statements that are based on our current expectations, estimates and projections about our business and our industry, and that reflect our beliefs and assumptions based on information available to us at the date of this Report. In some cases, you can identify these statements by words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” and other similar terms. These forward-looking statements include, among other things, projections of our future financial performance, our anticipated growth, our strategies and trends we anticipate in our businesses and the markets in which we operate and the competitive nature and anticipated growth of those markets.

We caution investors that forward-looking statements are only predictions, based on our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. Some of the important factors that could cause our results to differ are discussed in this Item 2 under the caption “Risks That Could Affect Future Results.” We encourage you to read that section carefully. You should carefully consider those risks, in addition to the other information in this Report, in our Form 10-K for fiscal 2002 (filed with the SEC on September 25, 2002) and in our other filings with the SEC, before deciding to invest in our stock or to maintain or change your investment. We caution investors not to rely on these forward-looking statements, which reflect management’s analysis only as of the date of this Report. We undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law.

Overview

Intuit’s Mission. Intuit’s mission is to revolutionize how people manage their financial lives, and how small businesses and accounting professionals manage their businesses. Our goal is to create changes so profound customers wouldn’t dream of going back to their old ways of keeping their books, doing their taxes or managing their personal finances. Intuit is a leading provider of small business, tax preparation and personal finance software products and services that simplify complex financial tasks for small businesses, consumers and accounting professionals. Our principal products and services include: small business accounting and business management solutions, including our QuickBooks line of products and services as well as our Intuit line of industry-specific vertical business management solutions; TurboTax consumer tax products and services; ProSeries and Lacerte professional tax products and services; and Quicken personal finance products and services.

Seasonality. Our tax businesses are highly seasonal. Sales of tax preparation products and services are heavily concentrated in the period from November through April. These seasonal patterns mean that our total net revenue is usually highest during our second and third quarters ending January 31 and April 30. We typically report losses in our first and fourth quarters ending October 31 and July 31 when revenue from our tax businesses are minimal, but operating expenses to develop new products and services continue at relatively consistent levels.

Business Models. The business models for many of our products and services provide us with significant profit leverage, for three primary reasons. First, these businesses have relatively high fixed costs and low variable costs, so as we increase units sold, we generate more profit per incremental unit sold. Second, as customers move to some of our higher-end products and services, the better product and service mix is resulting in more revenue and profit per customer. Third, as we offer products and services with greater functionality, we can increase prices to reflect the greater value that we deliver to customers.

Expanding Customer Segments and Product and Service Offerings. During the last year, we have expanded both the customer segments that we serve, as well as the products and services that we offer our target customers. Historically, we targeted individuals and small businesses with less than 20 employees. We continue to serve those segments with products and services such as QuickBooks, TurboTax and Quicken. In addition, we are now targeting small businesses with up to 250 employees. We are addressing this new customer segment with a number of new products and services under our Right for My Business strategy. We are introducing industry-specific solutions to meet the specialized requirements of small businesses in selected vertical industries by developing industry-specific versions of QuickBooks, and acquiring companies that offer business management solutions to small businesses in selected vertical businesses. In addition, we introduced new versions of QuickBooks for companies that, due to their larger size or complexity, have more demanding accounting needs. We have also introduced business solutions that go beyond accounting software to address a wider range of business management challenges that small businesses face. We expect to continue to expand in these directions over the next several years.

Evolving Distribution Channels. We have been expanding our distribution channels to accommodate the expansion of the customer segments we serve and the range of products and services we offer. In the retail channel, we are selling an increasing proportion of our software products directly to a variety of retailers rather than through a few major distributors. As we offer more complex, higher priced software products than our traditional retail software products, we expect that direct sales will become an increasingly important source of revenue and new customers. In addition, as we add products and services that are complimentary to our core products, we are focusing on strengthening our cross-selling capabilities. This allows us to generate additional revenue from our existing customers, particularly our small business customers.

Impact of Acquisitions. Our recent acquisitions of businesses and assets have had a significant impact on the comparability of our results. We have completed six acquisitions since the beginning of fiscal 2002 — four “vertical,” or industry-specific business management solutions, and two “horizontal” solutions that go beyond accounting software to address small business management needs. These acquired businesses generated no revenue for Intuit in the first quarter of fiscal 2002 and a total of $31.5 million in total net revenue in the first quarter of fiscal 2003. To the extent that aggregate revenue from companies we acquire exceeds their aggregate revenue for the equivalent year-ago period before we acquired them, we consider the revenue to be organic growth rather than growth from acquisitions. On that basis, approximately one-third of our revenue growth during the first quarter of fiscal 2003 was organic growth and two-thirds came from acquisitions. For the full fiscal year, we expect about two-thirds of our revenue growth to be organic.

The impairment and/or amortization of goodwill and other intangible assets we have acquired in connection with acquisitions has also had a significant impact on our operating results, and on the comparability of results from period to period and year over year. During the first quarter of fiscal 2002, we recorded amortization of goodwill and other intangibles and other acquisition-related charges of $41.1 million. Starting with the first quarter of fiscal 2003, we are not amortizing goodwill recorded in connection with acquisitions, in accordance with Statement of Financial Standards No. 142. As a result, our acquisition-related charges significantly decreased during the first quarter of fiscal 2003, to $9.5 million. However, in the future we may incur impairment charges related to existing goodwill, as well as to goodwill arising out of future acquisitions. Also, future acquisitions may result in significant expenses, including amortization of purchased software, charges for in-process research and development and deferred compensation expenses.

Impact of Dispositions. Dispositions of businesses and assets have also had a significant impact on the comparability of our results. In fiscal 2002, we sold our Quicken Loans mortgage business. We accounted for the sale as discontinued operations, which resulted in net income from discontinued operations of $9.7 million in the first quarter of fiscal 2002, and a gain on disposal of discontinued operations of $5.6 million in the first quarter of fiscal 2003. In addition, during the first quarter of fiscal 2002, we recorded a loss of $27.0 million on impairment of long-lived asset relating to the impairment of the asset we received from the purchaser of our Quicken Bill Manager business in May 2001.

Critical Accounting Policies

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income and net income, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. See Note 1 of the financial statements for more information about these critical accounting policies, as well as descriptions of other significant accounting policies.

•	Net Revenue — Revenue Recognition. Intuit derives revenues from the sale of packaged software products, product support, professional services, outsourced payroll services and multiple element arrangements that may include any combination of these items. We follow the appropriate revenue recognition rules for each type of revenue. See Note 1 of the financial statements, “Net Revenue.” In general, we recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collectibility is probable. However, determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report. For example, for multiple element arrangements we must make assumptions and judgments in order to allocate the total price among the various elements we must deliver, to determine whether vendor-specific evidence of fair value exists for each element and to determine whether and when each element has been delivered. If we were to change any of these assumptions or judgments, it could cause a material increase or decrease in the amount of revenue that we report in a particular period. Revenue that we cannot recognize in a particular period is reflected on our balance sheet as deferred revenue and recognized over time as the applicable revenue recognition criteria are satisfied.

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

Our rebate reserves include distributor and retailer sales incentive rebates and end-user rebates. Our estimated reserves for distributor and retailer incentive rebates are based on distributors’ and retailers’ actual performance against the terms and conditions of rebate programs, which are typically entered into annually. Our reserves for end-user rebates are estimated based on the terms and conditions of the specific promotional rebate program, actual sales during the promotion, the amount of redemptions received, historical redemption trends by product and by type of promotional program and the economic value of the rebate.

In the past, actual returns and rebates have not generally exceeded our reserves. However, actual returns and rebates in any future period are inherently uncertain. If we were to change our assumptions and estimates, our revenue reserves would change, which would impact the net revenue we report. If actual returns and rebates are significantly greater than the reserves we have established, the actual results would decrease our future reported revenue. Conversely, if actual returns and rebates are significantly less than our reserves, this would increase our future reported revenue. For example, a change of 1% in our return rate assumptions for QuickBooks, TurboTax and Quicken desktop software products would have increased or reduced fiscal 2002 net revenue by approximately $1.6 million, $1.2 million and $0.7 million, respectively. If the historical data we use to calculate these estimates do not properly reflect actual returns or rebates, then we would make a change in the reserves in the period in which the determination is made. See Note 1 of the financial statements, “Net Revenue.”

•	Reserves for Uncollectible Accounts Receivable. We make ongoing assumptions relating to the collectibility of our accounts receivable. The accounts receivable amount on our balance sheet includes a reserve for accounts that might not be paid. In determining the amount of the reserve, we consider our historical level of credit losses. We also make judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and we assess current economic trends that might impact the level of credit losses in the future. Our reserves have generally been adequate to cover our actual credit losses. However, since we cannot predict future changes in the financial stability of our customers, we cannot guarantee that our reserves will continue to be adequate. If actual credit losses are significantly greater than the reserve we have established, that would increase our general and administrative expenses and reduce our reported net income. Conversely, if actual credit losses are significantly less than our reserve, this would eventually decrease our general and administrative expenses and increase our reported net income. See Note 1 of the financial statements, “Concentration of Credit Risk and Significant Customers and Suppliers,” for more information about our accounts receivable.

•	Goodwill, Purchased Intangibles and Other Long-Lived Assets — Impairment Assessments. We make judgments about the recoverability of goodwill, purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate that an other-than-temporary impairment in the remaining value of the assets recorded on our balance sheet may exist. We test the impairment of goodwill annually or more frequently if indicators of impairment arise. In order to estimate the fair value of long-lived assets, we make various assumptions about the future prospects for the business that the asset relates to and typically estimate future cash flows to be generated by these businesses. Based on these assumptions and estimates, we determine whether we need to take an impairment charge to reduce the value of the asset stated on our balance sheet to reflect its estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. More conservative assumptions of the anticipated future benefits from these businesses would result in greater impairment charges, which would decrease net income and result in lower asset values on our balance sheet. Conversely, less conservative assumptions would result in smaller impairment charges, higher net income and higher asset values. At October 31, 2002, we had $581.4 million in goodwill and $126.0 million in intangible assets on our balance sheet. See Note 1, “Goodwill, Purchased Intangible Assets and Other Long-lived Assets” and “Recent Pronouncements,” and Note 3 of the financial statements for more information about how we make these judgments.

•	Income Taxes — Estimates of Effective Tax Rates, Deferred Taxes and Valuation Allowance. When we prepare our consolidated financial statements, we estimate our income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be realized. To the extent we believe that realization is not likely, we establish a valuation allowance. When we establish a valuation allowance or increase this allowance in an accounting period, we must record a tax expense in our statement of operations. See Note 10 of the financial statements.

Management must make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. Our net deferred tax asset as of October 31, 2002 was $238.4 million, net of the valuation allowance of $9.3 million. We recorded the valuation allowance to reflect uncertainties about whether we will be able to utilize some of our deferred tax assets (consisting primarily of certain net operating losses carried forward by our international subsidiaries and certain state capital loss carryforwards) before they expire. The valuation allowance is based on our estimates of taxable income for the jurisdictions in which we operate and the period over which our deferred tax assets will be realizable. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, we cannot assure that we will not be required to increase the valuation allowance to take into account additional deferred tax assets that we may be unable to realize. An increase in the valuation allowance would have an adverse impact, which could be material, on our income tax provision and net income in the period in which we make the increase.

Results of Operations

GAAP and Company Pro Forma Results

The following table shows our results of operations for the periods indicated prepared in accordance with GAAP. The table also shows results on a company pro forma basis, and a reconciliation of GAAP to pro forma results. We provide pro forma results to give investors an alternative method of assessing our ongoing core business results. Pro forma results are not prepared in accordance with GAAP and are not a substitute for GAAP results. Although company pro forma information is prepared using the same consistent method from quarter to quarter and year to year, it may differ from the pro forma measures used by other companies.

Company pro forma net loss excludes acquisition-related charges, such as amortization of goodwill and intangible assets and impairment charges, and amortization of purchased software and charges for purchased research and development. It also excludes loss on impairment of long-lived asset, gains and losses from marketable securities and other investments, net gains and losses on divestitures, discontinued operations and the tax effects of these transactions.

	Three Months Ended			Three Months Ended
	October 31, 2001			October 31, 2002

		Pro Forma			Pro Forma
(In thousands, except per share amounts)	GAAP	Adjmts	Pro Forma	GAAP	Adjmts	Pro Forma

Net revenue:
Products	$114,583	$—	$114,583	$146,992	$—	$146,992
Services	36,755	—	36,755	60,941	—	60,941
Other	17,389	—	17,389	15,349	—	15,349

Total net revenue	168,727	—	168,727	223,282	—	223,282
Costs and expenses:
Cost of revenue:
Products, services and other	61,789	—	61,789	71,313	—	71,313
Amortization of purchased software	1,706	(1,706)	—	2,977	(2,977)	—
Customer service and technical support	37,759	—	37,759	41,752	—	41,752
Selling and marketing	59,953	—	59,953	78,801	—	78,801
Research and development	48,857	—	48,857	65,682	—	65,682
General and administrative	26,557	—	26,557	40,161	—	40,161
Charge for purchased research and development	—	—	—	7,789	(7,789)	—
Acquisition-related charges	41,081	(41,081)	—	9,455	(9,455)	—
Loss on impairment of long-lived asset	27,000	(27,000)	—	—	—	—

Total costs and expenses	304,702	(69,787)	234,915	317,930	(20,221)	297,709

Net income (loss) from continuing operations	(135,975)	69,787	(66,188)	(94,648)	20,221	(74,427)
Interest and other income	9,810	—	9,810	8,336	—	8,336
Gains (losses) on marketable securities and other investments, net	(12,254)	12,254	—	253	(253)	—

Income (loss) from continuing operations before income taxes	(138,419)	82,041	(56,378)	(86,059)	19,968	(66,091)
Income tax (benefit) provision	(36,263)	17,658	(18,605)	(25,818)	4,008	(21,810)

Income (loss) from continuing operations	(102,156)	64,383	(37,773)	(60,241)	15,960	(44,281)
Discontinued operations, net of income taxes:
Net income (loss) from Quicken Loans discontinued operations	9,729	(9,729)	—	—	—	—
Gain (loss) on disposal of Quicken Loans discontinued operations	—	—	—	5,556	(5,556)	—

Net income (loss) from discontinued operations	9,729	(9,729)	—	5,556	(5,556)	—

Net income (loss)	$(92,427)	$54,654	$(37,773)	$(54,685)	$10,404	$(44,281)

Basic and diluted net loss per share from continuing operations	$(0.48)		$(0.18)	$(0.29)		$(0.21)
Basic and diluted net income per share from discontinued operations	0.04		—	0.03		—

Basic and diluted net loss per share	$(0.44)		$(0.18)	$(0.26)		$(0.21)

Shares used in basic and diluted per share amounts	211,039		211,039	207,965		207,965

Total Net Revenue

The table below shows total net revenue and percentage of total net revenue for each of our reportable segments for the first quarters of fiscal 2002 and 2003. We have reclassified some fiscal 2002 information to conform to the fiscal 2003 presentation. See Note 7 of the financial statements for additional information about our reportable segments.

Total Net Revenue	Q1	% Total Net	Q1	% Total Net	Q1%
	FY02	Revenue	FY03	Revenue	Change

(Dollars in millions)
QuickBooks
Product	$24.5		$37.8
Service	—		0.2
Other	—		—

Subtotal	24.5	15%	38.0	17%	55%

Small Business Products and Services
Employer Services
Product	18.4		23.7
Service	15.7		23.5
Other	—		0.4

Subtotal	34.1	20%	47.6	21%	39%

Financial Supplies
Product	30.3		30.6
Service	—		—
Other	—		—

Subtotal	30.3	18%	30.6	14%	1%

Other Small Business Products and Services
Product	—		4.1
Service	10.6		14.7
Other	3.2		3.8

Subtotal	13.8	8%	22.6	10%	64%

Total Small Business Products and Services
Product	48.7		58.4
Service	26.3		38.2
Other	3.2		4.2

Subtotal	78.2	46%	100.8	45%	29%

	Q1	% Total Net	Q1	% Total Net	Q1%
	FY02	Revenue	FY03	Revenue	Change

(Dollars in millions)
Consumer Tax
Product	2.5		3.9
Service	1.5		2.0
Other	0.2		0.2

Subtotal	4.2	2%	6.1	3%	45%

Professional Accounting Solutions
Product	5.6		6.4
Service	1.1		0.9
Other	—		—

Subtotal	6.7	4%	7.3	3%	9%

Personal Finance
Product	24.9		25.5
Service	2.8		0.8
Other	11.1		10.9

Subtotal	38.8	23%	37.2	17%	(4%)

Vertical Business Management Solutions
Product	—		5.6
Service	—		13.2
Other	—		—

Subtotal	—	0%	18.8	8%	n/a

Global Business
Product	8.4		9.4
Service	5.0		5.6
Other	2.9		—

Subtotal	16.3	10%	15.0	7%	(8%)

Other
Product	—		—
Service	—		0.1
Other	—		—

Subtotal	—	0%	0.1	0%	n/a

Total net revenue	$168.7	100%	$223.3	100%	32%

QuickBooks

QuickBooks product revenue is derived primarily from QuickBooks desktop software products. QuickBooks services revenue is derived from QuickBooks Online Edition.

QuickBooks revenue increased 55% in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. The increase reflected 32% higher unit sales, including unit sales of three new products with enhanced functionality that we did not offer during the first quarter of fiscal 2002 — QuickBooks Premier, QuickBooks Point of Sale and QuickBooks Enterprise Solutions. These new products have significantly higher average selling prices than our traditional line of QuickBooks products. Higher-end QuickBooks products launched during fiscal 2002 as part of our Right for My Business strategy accounted for almost half of the QuickBooks revenue growth during the first quarter of fiscal 2003. Unit sales of our QuickBooks Basic and Pro products also increased more than 25% due to strong upgrade sales. We believe that upgrade sales for these products were strong in part due to the expansion of applications available through the Intuit Developer Network. For the full fiscal year, we expect QuickBooks revenue to grow 20 to 30%.

Employer Services

Employer Services product revenue is derived primarily from our QuickBooks Do-It-Yourself Payroll offering, which consists of current payroll tax tables that we provide on a subscription basis to small businesses that prepare their own payrolls. Services revenue for this segment is derived primarily from our outsourced payroll services. Our outsourced payroll services consist of QuickBooks Assisted Payroll Service, a payroll service that is integrated with QuickBooks and handles the back-end aspects of payroll processing, including tax payments and filings; and Intuit Payroll Services Complete Payroll, which provides traditional, full service payroll processing, tax payment and check delivery services. Intuit Payroll Services Complete Payroll encompasses the business of CBS Employer Services, Inc., which we acquired in the fourth quarter of fiscal 2002. Our outsourced payroll business also includes our Premier Payroll Service, which provides traditional full service payroll outsourcing, tax payment and check delivery services distributed through certain financial institutions.

Employer Services revenue increased approximately 39% in the first quarter of fiscal 2003 compared to the same period of the prior year. QuickBooks Do-It-Yourself Payroll revenue increased 28% due to 16% higher unit sales and 12% higher average selling prices driven by price increases. QuickBooks Assisted Payroll Service revenue increased 27% due to price increases in the first quarter of fiscal 2003 and 13% higher unit sales. Intuit Payroll Services Complete Payroll revenue increased 79%, due almost entirely to our acquisition of CBS Employer Services, Inc., which contributed $6.7 million in revenue in its first full quarter of operations as part of Intuit. Premier payroll revenue was flat. We expect the CBS component of Intuit Payroll Services Complete Payroll to be the main source of growth for our Employer Services segment during the remainder of fiscal 2003.

Financial Supplies

Financial Supplies product revenue is derived primarily from financial supplies, such as paper checks, envelopes, invoices and stationery, for small businesses and individuals and from tax forms, tax return presentation folders and other supplies for professional tax preparers.

Financial Supplies revenue was essentially flat in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. In the fourth quarter of fiscal 2002, we initiated price increases that resulted in 6% higher average selling prices and higher charges for shipping and handling. These increases were offset by 6% lower unit sales due to a decline in the rate at which new QuickBooks customers are buying financial supplies. Modest but stable growth has been typical for this business, and we expect that historical pattern to continue for fiscal 2003 as a whole.

Other Small Business Products and Services

Other Small Business Products and Services (“OSBPS”) product revenue is derived primarily from Intuit Information Technology Solutions (formerly Blue Ocean Software, Inc.), a provider of software solutions that help businesses manage their information technology resources and assets. We acquired Blue Ocean in the first quarter of fiscal 2003. Services revenue for this segment is derived primarily from QuickBooks support plans. Other revenue consists of royalties from small business online transactions such as QuickBooks Merchant Account Service and QuickBooks Online Billing.

Other Small Business Products and Services revenue increased 64% in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. Blue Ocean contributed $6.0 million or 68% of OSBPS revenue growth during the first quarter of fiscal 2003. QuickBooks support revenue grew 36%. Although the number of support plans did not increase, revenue increased due to continued strength in the higher-priced support plans for higher-end QuickBooks products such as QuickBooks Premier, QuickBooks Point of Sale and QuickBooks Enterprise Solutions, that we introduced during fiscal 2002.

Consumer Tax

Consumer Tax product revenue is derived primarily from TurboTax federal and state consumer desktop tax preparation products. Consumer Tax services revenue is derived primarily from TurboTax for the Web online tax preparation services and consumer electronic filing services.

Due to the seasonal nature of our consumer tax business, the first fiscal quarter typically generates only nominal revenue from consumer tax products and services compared to the second and third quarters of the fiscal year. Consumer Tax revenue increased $1.9 million or 45% in the first quarter of fiscal 2003. We do not believe that results for the first quarter of fiscal 2003 are indicative of revenue trends for the full year, and we will not have complete results for the entire 2002 tax season until late in the fiscal year. Since fiscal 2000, we have seen an increasing portion of our annual revenue growth during the third quarter compared to the second quarter, and we expect that trend to continue during fiscal 2003. This trend results in part from more customers using our Web-based tax offerings, for which revenue peaks later in the tax season. However, retail sales have also shifted to later in the tax season.

The development and launch of our consumer tax products for the 2002 tax year were completed on schedule and products reached retail shelves in November 2002. This year we are offering versions of TurboTax that are specifically designed for investors, taxpayers preparing for retirement and Spanish-speaking taxpayers as part of our Right for Me product strategy. In addition, federal tax versions of TurboTax desktop products for Windows now include product activation technology that prevents a customer from using a single copy of TurboTax to print or electronically file a tax return from more than one personal computer. We believe these initiatives will contribute to revenue growth for the full tax season. However, there are still ongoing risks associated with our consumer tax business, including intense competition that could result in lower average selling prices and/or a decline in our share of desktop software sales in the retail channel.

Professional Accounting Solutions

Professional Accounting Solutions product revenue is derived primarily from ProSeries and Lacerte professional tax preparation products. Professional Accounting Solutions services revenue is derived primarily from electronic filing and training services.

Due to the seasonal nature of our Professional Accounting Solutions business, the first fiscal quarter typically generates only nominal revenue from professional tax products and services compared to the second and third quarters of the fiscal year. Professional Accounting Solutions revenue increased $0.6 million or 9% in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002, but we do not believe that this is indicative of revenue trends for the full year. We will not have complete results for the entire 2002 tax season until late in the fiscal year.

Personal Finance

Personal Finance product revenue is derived primarily from Quicken desktop software products. Personal Finance services revenue is nominal. Other revenue consists of royalties from consumer online transactions and Quicken.com advertising revenue.

Personal Finance total net revenue decreased 4% in the first quarter of fiscal 2003 compared to the same period of the prior year. Quicken revenue was essentially flat, reflecting the continuing overall lack of growth in the personal finance desktop software category. An aggregate 8% higher average selling price in the retail channel due primarily to the second quarter fiscal 2002 introduction of Quicken Premier offset a 6% decline in unit sales. Total online services revenue decreased 14% due to the continuing industry-wide decline in spending by purchasers of Internet advertising and our exit from certain online businesses in fiscal 2002. We expect the market for Personal Finance products and services to continue to be flat or decline in the remainder of fiscal 2003.

Vertical Business Management Solutions

Vertical Business Management Solutions (“VBMS”) revenue is derived from four businesses that we acquired in fiscal 2002 that provide small business management solutions for vertical industries. Those businesses are Intuit Eclipse Distribution Management Solutions, Intuit MRI Real Estate Solutions, Intuit Construction Business Solutions, and Intuit Public Sector Solutions. VBMS product revenue is derived from business management software that is specific to the industries these businesses serve. VBMS service revenue consists primarily of installation, consulting and training services.

These vertical businesses contributed $18.8 million to first quarter 2003 total net revenue. We expect 10 to 30% revenue growth for these businesses in the aggregate during fiscal 2003, over their aggregate revenue for the comparable period before we acquired them. This is somewhat slower growth than we originally anticipated, due in part to some pressure on the higher-priced vertical solutions resulting from the current economic environment.

Global Business

Global Business product revenue is derived primarily from localized versions of QuickBooks and Quicken as well as QuickTax desktop software products in Canada; localized versions of QuickBooks and Quicken as well as TaxCalc desktop software products in the United Kingdom; and Yayoi small business desktop accounting products in Japan. Global Business services revenue primarily consists of revenue from software maintenance contracts sold with Yayoi software in Japan.

Global Business total net revenue decreased $1.3 million or 8% in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. This decline is due primarily to a decrease of $1.8 million in total revenue from Canada, which represents a 46% reduction from the prior year. This reduction is due primarily to acceleration to the fourth quarter of fiscal 2002 of shipment of our fall inventory of QuickBooks to retailers in anticipation of a price promotion in the first quarter of fiscal 2003. Last season, we shipped our fall QuickBooks inventory in the first quarter of fiscal 2002. Total revenue from the United Kingdom nearly doubled to $2.1 million due primarily to sales under a new QuickBooks distribution agreement with a financial institution in that country. In Japan, Yayoi product and software maintenance revenues totaling $10.4 million were flat compared to the prior year quarter, reflecting the continuing difficult economic environment there.

Cost of Revenue

	Q1	% of Related	Q1	% of Related	Q1%
	FY02	Revenue	FY03	Revenue	Change

(Dollars in millions)
Cost of revenue:
Cost of products	$31.9	28%	$29.8	20%	(7%)
Cost of services	24.3	66%	36.9	61%	52%
Cost of other revenue	5.6	32%	4.6	30%	(18%)
Amortization of purchased software	1.7	n/a	3.0	n/a	76%

Total cost of revenue	$63.5	38%	$74.3	33%	17%

There are four components of our cost of revenue: (1) cost of products, which includes the direct cost of manufacturing and shipping our software products; (2) cost of services, which reflects direct costs associated with providing services, including data center costs relating to delivering Internet-based services; (3) cost of other revenue, which includes costs associated with generating advertising and marketing and online transactions revenue; and (4) amortization of purchased software, which represents the cost of depreciating products we obtained through acquisitions over their useful lives.

Cost of products as a percentage of product revenue decreased to 20% in the first quarter of fiscal 2003 from 28% in the same period of the prior year. This was primarily due to strong sales of our new higher-priced QuickBooks products, QuickBooks Premier, QuickBooks Point of Sale and QuickBooks Enterprise. These products have higher prices but essentially the same manufacturing costs as our lower-priced QuickBooks products, resulting in lower cost of revenue per unit. We also continued to improve the packaging design for certain products and streamline some of our manufacturing processes during the first quarter of fiscal 2003. This enabled us to reduce the per-unit materials, manufacturing and shipping costs for our shrink-wrap software products, resulting in cost savings. We expect both of these factors to continue during the remainder of fiscal 2003, resulting in about 2% lower cost of products as a percentage of product revenue for the full fiscal year compared to fiscal 2002.

Cost of services as a percentage of services revenue decreased to 61% in the first quarter of fiscal 2003 from 66% in the first quarter of fiscal 2002. This decrease was primarily attributable to the growth in our Intuit Payroll Services Complete Payroll outsourced payroll business during the quarter. This service has lower unit costs than our Assisted Payroll offering, which grew only modestly.

Cost of other revenue as a percentage of other revenue decreased to 30% in the first quarter of fiscal 2003 from 32% in the first quarter of fiscal 2002. In the first quarter of fiscal 2002, we moved a large number of servers that supported Quicken.com from an external hosting company to our own data center and streamlined the infrastructure. This led to decreased cost of other revenue as a percentage of other revenue for this business.

Amortization of purchased software increased in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002 as a result of additional amortization for purchased intangible assets relating to the acquisitions we completed in the fourth quarter of fiscal 2002.

Operating Expenses

	Q1	% Total Net	Q1	% Total Net	Q1%
	FY02	Revenue	FY03	Revenue	Change

(Dollars in millions)
Customer service and technical support	$37.8	22%	$41.8	19%	11%
Selling and marketing	60.0	36%	78.8	35%	31%
Research and development	48.9	29%	65.7	29%	34%
General and administrative	26.6	16%	40.2	18%	51%

Subtotal	173.3	103%	226.5	101%	31%
Charge for purchased research and development	—	n/a	7.8	4%	n/a
Acquisition-related charges	41.1	24%	9.5	4%	(77%)
Loss on impairment of long-lived asset	27.00	16%	—	n/a	n/a

Total operating expenses	$241.4	143%	$243.8	109%	1%

Customer Service and Technical Support

Customer service and technical support expenses were 19% of total net revenue in the first quarter of fiscal 2003, compared to 22% in the first quarter of fiscal 2002. We continued to improve our efficiency in fiscal 2003 by increasing the proportion of customer service and technical support we provide through less expensive methods such as Web sites, online chat, email and other electronic means. We benefited from the fiscal 2002 implementation of a number of successful process excellence initiatives that reduced costs while maintaining or increasing service levels. Since support costs are to some extent driven by unit sales, we also began to experience somewhat lower support costs as a percentage of total net revenue due to the addition to the product mix of our newer versions of QuickBooks that have higher average selling prices. However, these benefits were partially offset by increased demand for customer service due to the increasing complexity of our products. We expect to continue to benefit from lower cost, more scalable electronic customer service and technical support delivery mechanisms and from product mix in the remainder of fiscal 2003.

Selling and Marketing

Selling and marketing expenses were roughly flat as a percentage of revenue between the comparison periods, representing 35% and 36% of total net revenue in the first quarters of fiscal 2003 and 2002. In fiscal 2003, selling and marketing expenses increased as we continued to expand our small business marketing programs to support the Right for My Business strategy announced in September 2001. Marketing expenses for our new QuickBooks products with advanced functionality increased 56% compared to the first quarter of fiscal 2002. Our new vertical business management businesses added approximately $6.0 million or 8% to total selling and marketing expenses in the first quarter of fiscal 2003. These increases were offset by a decrease in selling and marketing expenses as a percentage of total net revenue for our payroll business due to significant revenue growth in that segment. We expect selling and marketing expenses to increase as a percentage of total net revenue in the remainder of fiscal 2003 as we continue to expand marketing programs for our new QuickBooks products as well as for the other Right for My Business products and services we recently introduced and those we expect to introduce in the remainder of fiscal 2003.

Research and Development

Research and development expenses were 29% of total net revenue in the first quarter of fiscal 2003 and fiscal 2002 and increased 34% in absolute dollars in the first quarter of fiscal 2003 compared to fiscal 2002. During fiscal 2003, we continued to increase research and development spending in some of our highest-growth businesses — small business, consumer tax and professional accounting solutions. In particular, we continued to invest in new products that support our Right for My Business and consumer tax Right for Me strategies. We also added research and development expenses for our newly acquired vertical business management solutions. During the remainder of fiscal 2003, we expect to continue to make significant investments in research and development, particularly for new small business and vertical business management solutions products and services.

General and Administrative

General and administrative expenses were 18% of total net revenue in the first quarter of fiscal 2003, compared to 16% in the first quarter of fiscal 2002. General and administrative expenses increased in absolute dollars and as a percentage of total net revenue in first quarter of fiscal 2003 primarily due to acquisition integration costs and the addition of general and administrative expenses for the companies we acquired in the fourth quarter of fiscal 2002. Bad debt expense was also moderately higher in the first quarter of fiscal 2003 because we experienced unusually low levels of bad debt expense in fiscal 2002. We expect general and administrative expenses as a percentage of total net revenue to continue to exceed fiscal 2002 levels because of the foregoing factors.

Acquisition-Related Charges

In the first quarter of fiscal 2003, acquisition-related charges were $9.5 million, compared to $41.1 million in the first quarter of fiscal 2002. The decrease is primarily attributable to discontinuing goodwill amortization for acquisitions we made prior to July 1, 2001 in accordance with the adoption of SFAS 142. For the first quarter of fiscal 2002, acquisition-related charges included the amortization of goodwill, purchased intangible assets and deferred compensation expenses arising from acquisitions. Beginning with the first quarter of fiscal 2003, acquisition-related charges no longer included amortization of goodwill due to our implementation of this new FASB standard for accounting for goodwill acquired in a business combination. See Notes 1 and 3 of the financial statements.

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

Non-Operating Income and Expenses

Interest and Other Income

In the first quarter of fiscal 2003, interest and other income was $8.3 million, compared to $9.8 million in the first quarter of fiscal 2002. The decrease was partially due to a continuing decline in the interest we earned on our cash and short-term investment balances, reflecting significant decreases in market interest rates compared to the same quarter of the prior year. The decrease during fiscal 2003 was also a result of lower average cash and short-term investment balances due to the use of cash to fund our acquisitions and our stock repurchase program. See Notes 5 and 11 of the financial statements. Interest earned on customer payroll deposits is reported as revenue for our payroll business, and is not included in interest and other income.

Gains (Losses) on Marketable Securities and Other Investments, Net of Taxes

We recorded a pre-tax net gain relating to marketable securities and other investments of $0.3 million in the first quarter of fiscal 2003 and a pre-tax net loss of $12.3 million in the first quarter of fiscal 2002. The fiscal 2002 net loss included charges of $7.2 million for declines during the quarter in the market prices of our trading securities and S-1 options and $3.3 million to write down certain long-term investments for which the decline in fair value below carrying value was other-than-temporary. We sold all of our trading securities in the first quarter of fiscal 2002.

Income Tax Benefit

In the first quarter of fiscal 2003, we recorded an income tax benefit of $25.8 million on a pre-tax loss from continuing operations of $86.1 million, resulting in an effective tax rate of approximately 30%. In the first quarter of fiscal 2002, we recorded an income tax benefit of $36.3 million on a pre-tax loss from continuing operations of

$138.4 million, resulting in an effective tax rate of approximately 26.2%. Our effective tax rate for the first quarters of fiscal 2002 and 2003 differed from the federal statutory tax rate primarily due to the effect of the items in the table below.

	Three Months Ended

	October 31,	October 31,
	2001	2002

Statutory federal income tax rate	35.0%	35.0%
State income tax, net of federal benefit	1.7%	1.2%
Federal research and experimental credits	1.4%	2.9%
Non-deductible merger-related charges	(6.6%)	(9.1%)
Tax exempt interest	1.7%	1.4%
Tax benefit related to divestiture	(4.0%)	—
Other, net	(3.0%)	(1.4%)

Effective income tax rate	26.2%	30.0%

As of October 31, 2002, we had net deferred tax assets of $238.4 million, which included a valuation allowance of $9.3 million for net operating loss carryforwards relating to our international subsidiaries and certain state capital loss carryforwards. The allowance reflects management’s assessment that we may not receive the benefit of certain loss carryforwards of our international subsidiaries and capital loss carryforwards in certain state jurisdictions. While we believe our current valuation allowance is sufficient, it may be necessary to increase this amount if it becomes more likely that we will not realize a greater portion of the net deferred tax assets. We assess the need for an adjustment to the valuation allowance on a quarterly basis.

Discontinued Operations

On July 31, 2002, we sold our Quicken Loans mortgage business segment and accounted for the sale as discontinued operations. In accordance with APB Opinion No. 30, the operating results of Quicken Loans have been segregated from continuing operations in our statement of operations for all periods prior to the sale, including the first quarter of fiscal 2002. In October 2002, we sold our residual equity interest in the purchasing company and recognized a gain of $5.6 million, net of income taxes, on the transaction. See Note 6 of the financial statements.

Liquidity and Capital Resources

At October 31, 2002, our cash and cash equivalents and short-term investments totaled $831.2 million, a $419.2 million decrease from July 31, 2002. The decrease was primarily due to our use of cash for our stock repurchase program and for an acquisition.

We used $55.2 million in cash in our operations during the quarter ended October 31, 2002. The primary components of cash used in operations were a net loss from continuing operations of $60.2 million that was partially offset by adjustments made for non-cash expenses, including depreciation charges of $18.5 million and acquisition-related charges and amortization of purchased software of $12.4 million.

We generated $88.6 million in cash from investing activities during the first quarter of fiscal 2003. Our primary use of cash for investing activities was for the acquisition of Blue Ocean Software, Inc., which totaled $171.7 million net of cash we acquired. We generated cash from short-term investments of $290.4 million during the quarter, with proceeds of $569.7 million from the sale upon maturity of certain short-term investments partially offset by reinvestments of $279.3 million. As a result of our continued investment in information systems and infrastructure, we also purchased property and equipment of $27.7 million.

We used $257.1 million in cash for our financing activities in the first quarter of fiscal 2003. The primary component of cash used in financing activities was $300.3 million for the repurchase of treasury stock through our stock repurchase program. See Note 11 of the financial statements. This was partially offset by proceeds of $43.3 million we received from the issuance of common stock under employee stock plans.

In the normal course of business, we enter into leases for new or expanded facilities in both domestic and global locations. We also evaluate, on an ongoing basis, the merits of acquiring technology or businesses, or establishing strategic relationships with and investing in other companies. We may decide to use cash and cash equivalents to fund such activities in the future.

In May 2001, Intuit’s Board of Directors authorized the company to repurchase up to $500.0 million of common stock over a three-year period. In July 2002, our Board of Directors increased the authorized purchase amount by $250.0 million to a total of $750.0 million. The stock repurchase program is intended to help offset some of the dilution resulting from the issuance of shares under Intuit’s employee stock plans. From inception of the program through October 31, 2002, we had repurchased a total of $627.3 million of common stock.

In connection with the sale of our Quicken Loans mortgage business in July 2002, we agreed to continue providing to the purchasing company an interest-bearing line of credit of up to $375.0 million to fund mortgage loans for a transition period of up to six months. The line is secured by the related mortgage loans and had an outstanding balance of $180.1 million at October 31, 2002. The line expires on January 31, 2003. See Note 6 of the financial statements.

Loans to executive officers and other employees totaled $21.3 million at July 31, 2002 and $20.6 million at October 31, 2002. Loans to executive officers are primarily relocation loans and none of these were made or modified since July 30, 2002. We do not intend to make or modify executive loans in the future. Loans are generally interest-bearing, secured by real property and have maturity dates of up to 10 years. See Note 13 of the financial statements.

We believe that our cash, cash equivalents and short-term investments will be sufficient to meet anticipated seasonal working capital and capital expenditure requirements for at least the next twelve months.

The following table summarizes our contractual obligations to make future payments at October 31, 2002:

	Payments Due by Period

(In millions)	Less than 1	1-3	4-5	After 5
Contractual Obligations	year	years	years	years	Total

Restricted cash	$13.1	$—	$—	$—	$13.1
Short-term notes payable	18.0	—	—	—	18.0
Long-term debt	—	8.6	2.4	3.4	14.4
Operating leases	32.0	43.2	31.7	20.9	127.8
Other obligations	24.5	—	—	—	24.5

Total contractual cash obligations	$87.6	$51.8	$34.1	$24.3	$197.8

Restricted cash at October 31, 2002 included $5.8 million that we held in escrow in connection with our fiscal 2002 acquisition of CBS Employer Services, Inc. The escrow period expires in June 2003. Restricted cash at October 31, 2002 also included $7.3 million for product rebates due our customers.

Other obligations at October 31, 2002 consisted of amounts we owe to former stockholders of CBS Employer Services, Inc. in connection with our acquisition of that company in the fourth quarter of fiscal 2002. This contractual obligation is included in other current liabilities on our balance sheet. See Note 9.

Reserves for Returns and Rebates

Activity in our reserves for product returns and for rebates during the first quarter of fiscal 2003 and comparative balances at October 31, 2001 were as follows:

	Balance	Additions		Balance	Balance
	July 31,	Charged to	Returns/	October 31,	October 31,
	2002	Expense	Redemptions	2002	2001

(In thousands)
Reserve for product returns	$35,603	$19,236	$(14,422)	$40,417	$31,806
Reserve for rebates	8,201	15,512	(14,869)	8,844	9,373

Reserves for product returns were higher at October 31, 2002 compared to October 31, 2001 because of revenue growth and the increased complexity of new QuickBooks products such as QuickBooks Enterprise Solutions, which we reserve at a higher rate than our QuickBooks Basic and Pro products.

Recent Pronouncements

On June 29, 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 supercedes APB Opinion No. 17, “Intangible Assets,” and provides that goodwill and other intangible assets that have an indefinite useful life will no longer be amortized. However, these assets must be reviewed for impairment at least annually or more frequently if an event occurs indicating the potential for impairment. The shift from an amortization approach to an impairment approach applies to all acquisitions completed after June 30, 2001. We adopted the remaining elements of this new standard in the first quarter of fiscal 2003 and therefore ceased amortizing goodwill for acquisitions made prior to July 1, 2001. However, it is possible that in the future we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. In addition, we will continue to amortize our purchased intangible assets and to assess those assets for impairment as appropriate.

As of the date of adoption of SFAS 142 on August 1, 2002, we had an unamortized acquired intangible assets balance of $123.6 million and an unamortized goodwill balance of $430.8 million. These balances reflect the transfer of $1.9 million in assembled workforce from intangible assets to goodwill in accordance with SFAS 142. In connection with the transitional goodwill impairment evaluation provisions under SFAS 142, we performed a goodwill impairment review as of August 1, 2002 and found no impairment.

In October 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which applies to financial statements issued for fiscal years beginning after December 15, 2001. SFAS 144 supercedes FASB Statement 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of APB Opinion No. 30, “Reporting the Results of Operations.” SFAS 144 provides a single accounting model for long-lived assets we expect to dispose of and significantly changes the criteria for classifying an asset as held-for-sale. This classification is important because held-for-sale assets are not depreciated and are stated at the lower of fair value or carrying amount. SFAS 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are actually incurred, rather than when the amount of the loss is estimated, as was previously required. We adopted SFAS 144 effective August 1, 2002 and there was no impact on our financial position, results of operations or cash flows.

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit and Disposal Activities.” This statement revises the accounting for activities relating to exiting or disposing of businesses or assets under EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” A formal commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most exit and disposal costs. Instead, companies will record exit or disposal costs when they are incurred and can be measured at fair value, and will subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS 146, and liabilities that a company previously recorded under EITF Issue No. 94-3 are not affected. We will assess the impact of adoption of SFAS 146 based on the nature of any exit or disposal activities that are ongoing at that time.

Risks That Could Affect Future Results

The factors discussed below are cautionary statements that identify important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements in this Report. Our fiscal 2002 Form 10-K and other SEC filings contain additional details about these risks, as well as other risks that could affect future results.

Company-Wide Risk Factors

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

Fluctuations in interest rates can cause significant quarterly and annual fluctuations in our net income and asset values. Recent declines in interest rates have resulted in a significant decline in the interest income we earned on our investment portfolio during recent reporting periods, which has had a negative impact on our net income (loss) and net income (loss) per share. Declining interest rates can also reduce the value of our interest rate sensitive assets, such as certain assets that relate to our payroll business.

Our recent acquisitions have presented business integration challenges and we may not fully realize the intended benefits of these acquisitions. During the past few years, we have completed numerous acquisitions. These acquisitions have expanded our product and service offerings, personnel and geographic locations. Integrating and organizing acquired businesses creates challenges for our operational, financial and management information systems, as well as for our product development processes. This can put a strain on our resources and be expensive and time consuming. If we do not adequately address issues presented by growth through acquisitions, we may not fully realize the intended benefits (including financial benefits) of these acquisitions.

Our acquisition strategy entails a number of challenges that could limit our successful implementation of the strategy. A key component of our Right for My Business strategy is to continue to expand our product and service offerings, and we expect that a significant portion of this expansion will result from acquisitions. We could face the following risks relating to our strategy and future acquisitions, in addition to the integration challenges noted above:

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

Acquisition-related costs can cause significant fluctuation in our net income. Our recent acquisitions have resulted in significant expenses, including amortization of purchased software (which is reflected in cost of revenue), as well as charges for in-process research and development, and amortization and impairment of goodwill, purchased intangibles and deferred compensation (which are reflected in operating expenses). Total acquisition-related costs in the categories identified above were $263.4 million in fiscal 2001, $196.2 million in fiscal 2002 and $20.2 million in the first quarter of fiscal 2003. We expect total acquisition-related costs for fiscal 2003 to be $63.7 million, assuming no additional acquisitions or impairment charges. Additional acquisitions, and any additional impairment of the value of purchased assets, could have a significant negative impact on our future operating results.

Recent changes to Financial Accounting Standards Board guidelines relating to accounting for goodwill could make our acquisition-related charges less predictable in any given reporting period. Under the new FASB standard for accounting for goodwill, we must continue to recognize goodwill as an asset but will not amortize goodwill as previously required. Instead, we must separately test goodwill for impairment using a fair-value-based approach at least annually and also when an event occurs indicating the potential for impairment. As a result of this shift, we are no longer recording charges for goodwill amortization. However, we may incur less frequent, but larger, impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions as we continue to expand our business. As of October 31, 2002, we had an unamortized goodwill balance of approximately $581.4 million, which could be subject to impairment charges in the future.

If we are required to account for options under our employee stock plans as a compensation expense, it would significantly reduce our net income and earnings per share. There has been increasing public debate about the proper accounting treatment for employee stock options. Although we are not currently required to record any compensation expense in connection with option grants that have an exercise price at or above fair market value, it is possible that future laws or regulations will require us to treat all stock options as a compensation expense. Note 11 of the financial statements shows the impact that such a change in accounting treatment would have had on our net loss and net loss per share if it had been in effect during the reporting periods shown and if the compensation expense were calculated as described in Note 11.

A general decline in economic conditions could lead to reduced demand for our products and services. The continuing downturn in general economic conditions has led to reduced demand for a variety of goods and services, including software and other technology products. If conditions decline, or fail to improve, in geographic areas that are significant to us, such as the United States and Canada, we could see a significant decrease in the overall demand for our products and services that could harm our operating results.

If we do not continue to successfully develop new products and services in a timely manner, our future financial results will suffer. We believe that it is necessary to continually develop new products and services and to improve existing products and services to remain competitive in the markets we serve. Failure to do so may give competitors opportunities to improve their competitive position at our expense and result in declines in our revenue and earnings. However, developing and improving our products and services is a complex process involving several risks, including challenges in hiring and retaining highly qualified employees, the risk of delays in product and service launches and the risk of defects that hinder performance.

The expansion of our product and service offerings through internal growth and through recent and anticipated acquisitions creates risks due to the increasing complexity and decreasing predictability of our revenue streams. Our expanding range of products and services generates more varied revenue streams than our traditional desktop software businesses. The accounting policies that apply to these revenue streams are more complex than those that apply to our existing products and services. We expect this trend to continue with future acquisitions. For example, as we begin to offer additional features and options as part of multiple-element sales arrangements, we could be required to defer a higher percentage of our product revenue at the time of sale than we do for current products, which would decrease revenue at the time products are shipped, but result in more revenue in fiscal periods after shipment. In addition, some of our acquired businesses offer higher priced business management software products and services. Revenue attributable to these higher priced products and services tends to be less predictable than revenue from our traditional desktop products, due to longer sales and implementation cycles. These businesses also tend to rely on a relatively small number of large orders for a substantial portion of their revenue in a particular quarter, which could cause our quarterly revenue from these businesses to fluctuate.

The expansion of our product and service offerings creates risks due to the operational infrastructure required to support our expanded portfolio of products and services. Many of our newer businesses depend on a different operational infrastructure than our desktop software businesses, and we must continually develop, expand and modify our internal systems and procedures - including call center, customer management, order management, billing and other systems — to support these businesses.

Despite our efforts to adequately staff and equip our customer service and technical support operations, we cannot always respond promptly to customer requests for assistance. We occasionally experience customer service and support problems, including longer than expected “hold” times when our staffing is inadequate to handle higher than anticipated call volume. These situations can adversely affect customer relationships and our financial performance. In order to improve our customer service and technical support, we must continue to focus on eliminating underlying causes of service and support calls through product improvements, better order fulfillment processes and more robust self-help tools. We must also improve our ability to accurately anticipate demand for customer service and technical support.

We face risks relating to customer privacy and security and increasing regulation, which could hinder the growth of our businesses. Despite our efforts to address customer concerns about privacy and security, these issues still pose a significant risk, and we have experienced lawsuits and negative publicity relating to privacy issues. A major breach of customer privacy or security by Intuit, or even by another company, could have serious consequences for our businesses, including reduced customer interest and/or additional regulation by federal or state agencies. In addition, we have incurred significant expenses to comply with mandatory privacy and security standards and protocols. Additional similar federal and state laws, and/or laws that govern telemarketing activity, may be passed in the future, and the cost of complying with additional legislation could have a negative impact on our operating results.

We face several risks relating to our retail distribution channel. We face ongoing challenges in negotiating favorable terms (including financial terms) with retailers, due in part to the recent trend of declining importance of software as a retail category. In addition, any termination or significant disruption of our relationship with any of our major resellers could result in a decline in our net revenue. Also, any financial difficulties of our retailers could have an adverse effect on our operating expenses if uncollectible amounts from them exceed the bad debt reserves we have established.

If we are unable to significantly increase accountant-facilitated sales, it could have a negative impact on revenue growth. We are currently focused on working with accounting professionals in order to expand our opportunities to sell small business products and services to their clients. This strategy is important for our Professional Accounting Solutions, QuickBooks and Other Small Business Products and Services businesses. We face intense competition in this effort, as there are an increasing number of alliances between accountants and other professional tax preparers and providers of small business software and services that aim to capitalize on accountant-facilitated sales of small business products and services to their clients.

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

Legal protection for our intellectual property is not always effective to prevent unauthorized use or copying. Current U.S. laws that prohibit copying give us only limited practical protection from software “pirates,” and the laws of many other countries provide very little protection. Policing unauthorized use of our products is difficult, expensive and time-consuming. Although we have begun to incorporate product activation technology in some of our tax preparation products in order to reduce unauthorized sharing of the products, we expect that software piracy will continue to be a persistent problem for our desktop software products. In addition, the Internet may tend to increase, and provide new methods for, illegal copying of the technology used in our desktop and Internet-based products and services. We also face risks relating to our licensing of our intellectual property to third parties. In connection with our sale of our Quicken Loans mortgage business, we licensed the use of the Quicken Loans and Quicken Mortgage trademarks to the purchaser. If the purchaser violates the terms of the trademark license, it could result in serious and irreparable harm to Intuit’s reputation and the value of our Quicken-related brands.

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

Specific Factors Affecting Our QuickBooks, Small Business Products and Services and Vertical Business Management Solutions Segments

It is too early to provide assurance that our Right for My Business strategy will generate substantial and sustained revenue growth in the small business accounting and business management segments. A key component of our Right for My Business strategy is to continue to expand our small business accounting and management products and services, through internal growth and from acquisitions. To meet our growth goals, we must generate revenue from a wider range of market and customer segments as well as from new products and services. There are a number of risks associated with the strategy, including the following:

•	Our strategy depends on our successfully completing acquisitions and integrating acquired companies, which presents a number of challenges as described above under “Company-Wide Risk Factors.”

•	Our strategy is resulting in a dramatic increase in the number and complexity of the products and services that we offer. This is placing greater demands on our research and development, marketing and sales resources, as we must develop, market and sell both the new products and services as well as periodic enhancements to an expanding portfolio of products and services. This will also require us to continually develop, expand and modify our internal business operations systems and procedures to support new businesses, including our customer service and technical support call centers, and our customer management, order management, billing and other systems.

•	Many of the new products and services we are and will be offering are much more complex than our traditional core desktop software products and are being priced accordingly. They will therefore require a more consultative sales process, and a higher level of post-sales support. If we are not able to effectively adapt our marketing, sales, distribution and customer support functions to accommodate these changes, we will not succeed in generating significant or sustained revenue from these new businesses.

We face a wide range of competitive risks that could impact our financial results. In the small business arena, we face current competition from competitors’ desktop software, as well as from other Web-based small business services products. Many competitors and potential competitors have begun providing, or have expressed significant interest in providing, accounting and business management products and services to small businesses. As we implement our Right for My Business strategy we face increased competitive threats from larger companies in bigger markets than we have historically faced.

Revenue growth for our vertical business management solutions may be hindered by a variety of factors, which could have a negative impact on overall company growth. Revenue growth for our vertical business management solutions is subject to numerous risks, including the negative impact of the current economic environment on customer purchases of the relatively high-priced software solutions offered by our vertical businesses, and the potential disruption to the businesses during the acquisition integration process. In addition, revenue growth in any particular period may be difficult to predict because of the complex revenue streams generated by these businesses, and the corresponding complexity in the accounting policies that apply to them.

Our employer services business faces a number of risks that could have a negative impact on revenue and profitability. For our employer services, we must be able to process customer data accurately, reliably and in a timely manner in order to attract and retain customers and avoid the costs associated with errors. Our payroll businesses other than our Do-It-Yourself product include interest on customer deposits as part of their revenue. If interest rates decline, it would result in less interest revenue for those businesses. In order to generate sustained growth for our Intuit Payroll Services Complete Payroll, we will be required to successfully develop and manage a more extensive and proactive direct field sales operation, which is a different distribution method than those we have historically relied on.

Specific Factors Affecting Our Consumer Tax Segment

We face intense competitive pressures from the private sector in our consumer tax preparation software business. There are formidable current and potential competitors in the private sector, and we expect competition to remain intense during fiscal 2003 and beyond. These competitive pressures can have a negative impact on our revenue, profitability and market position.

Our consumer tax preparation business also faces competition from publicly funded government entities. We face current and potential competition from a number of publicly-funded state government entities that are encroaching into the private sector tax preparation business by offering individual taxpayers electronic tax preparation and/or filing services, at no cost to individual taxpayers. This encroachment threat to the private sector tax preparation industry has been increasing in recent months. For example, in November 2002 the California Franchise Tax Board announced plans to significantly expand the state’s electronic tax filing program to enable many taxpayers to prepare their returns online, as well as file returns electronically. If state governmental agencies are ultimately successful in their efforts to develop consumer tax preparation and filing services and to gain consumer acceptance of those services, it could have a significant negative impact on our financial results in future years. The federal government announced a proposal in August 2002 that would mitigate the risk of government encroachment in federal tax preparation and filing services. Under an agreement signed in October 2002, for at least the next three years, a number of private sector companies, rather than the federal government, will provide Web-based federal tax preparation and filing services at no cost to lower income taxpayers and other underserved taxpayers through voluntary public service initiatives such as our Intuit Tax Freedom Project. Despite this positive development, future administrative, regulatory or legislative activity in this area could adversely impact Intuit and other companies that provide tax preparation software and services. Intuit is actively working with others in the private sector, as well as with state government policy makers, to help clarify the appropriate roles for government agencies and the private sector in the electronic commerce marketplace.

If we fail to maintain reliable and responsive service levels for our electronic tax offerings, we could lose revenue and customers. Our Web-based tax preparation and electronic filing services must effectively handle extremely heavy customer demand during the peak tax season. We face significant challenges in maintaining high service levels, particularly during peak volume service times. The exact level of demand for TurboTax for the Web and electronic filing is impossible to predict. If we are unable to meet customer expectations in a cost-effective manner, we could lose customers, receive negative publicity and incur increased operating costs, any of which could have a significant negative impact on the financial and market success of these businesses.

Specific Factors Affecting Our Personal Finance Segment

The long-term viability of our personal finance business will depend on our ability to provide new products and services that attract customers and that can generate revenue sources other than just advertising revenue. The demand for personal finance software such as Quicken has been weakening over recent years, and the demand for Internet advertising on Web sites like Quicken.com has declined precipitously. We must identify and capitalize on additional sources of revenue to provide sustainable future growth for our personal finance business. In an effort to stimulate customer demand and generate revenue growth, we recently launched Quicken Brokerage powered by Siebert, an online and telephone-based securities brokerage service for Quicken and Quicken.com customers made available through an exclusive strategic alliance with Siebert Financial Corp., the holding company for Muriel Siebert & Co. Inc. However, it is too early to tell whether this service will generate sustainable revenue growth. Furthermore, it is unlikely that the brokerage service, even if successful, will by itself be sufficient to sustain our personal finance business, so we must identify additional sources for growth.

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

Over the past few years, we have experienced significant reductions in our interest income due to declines in interest rates. A significant decrease in future interest rates will have a material impact on the interest income earned on our cash equivalents and short-term investments held at October 31, 2002.

Impact of Foreign Currency Rate Changes

We translate foreign currencies (primarily Canadian dollars, Japanese yen, and British pounds) into U.S dollars for financial reporting purposes. Accordingly, currency fluctuations can have an impact on our financial results, though the historical impact has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our global subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. Currency exchange risk is also minimized since foreign debt is due exclusively in local foreign currencies. For each of the three years ended July 31, 2000, 2001 and 2002, there was an immaterial currency exchange impact from our intercompany transactions. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of October 31, 2002, we did not engage in foreign currency hedging activities.

ITEM 4
CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our chief executive officer and our chief financial officer, based on their evaluation of our disclosure controls and procedures within 90 days before the filing date of this report (the “Evaluation Date”), concluded that our disclosure controls and procedures were effective for this purpose.

(b)	Changes in Internal Controls

There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect these controls subsequent to the Evaluation Date.

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

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

We have filed the following exhibits as part of this report:

Incorporated By Reference

Filed with this
Exhibit No.	Exhibit Description	Form 10-Q	Form	File No.	Date Filed

10.01#	Addendum for Fulfillment Products and Services for FSG and P-Tap Non-Imprintable Products, dated October 11, 2002	X

10.02+	Amended and Restated Secured Balloon Payment Promissory Note for the principal amount of $1,030,500 between Intuit and Dennis Adsit, dated November 26, 2001	X

#	We have requested confidential treatment for certain portions of this exhibit. We have omitted such portions from this filing and filed them separately with the Securities and Exchange Commission.

+	Management compensatory plan or arrangement.

Reports on Form 8-K during the first quarter of fiscal 2003:

1.	On August 1, 2002, Intuit filed a report on Form 8-K to report under Item 5 that it had completed the acquisition of substantially all of the assets of Eclipse, Inc. No financial statements were filed with the report.

2.	On August 14, 2002, Intuit submitted a report on Form 8-K to report under Item 9 that Stephen M. Bennett and Greg J. Santora each submitted to the Securities and Exchange Commission a Statement under Oath Regarding Facts and Circumstances Relating to Exchange Act Filings. These statements cover Intuit’s Annual Report on Form 10-K for the fiscal year ended July 31, 2001 and all quarterly reports on Form 10-Q, current reports on Form 8-K and all definitive proxy materials filed by Intuit since Intuit filed its fiscal year 2001 Form 10-K on October 5, 2001. No financial statements were submitted with the report.

3.	On August 15, 2002, Intuit filed a report on Form 8-K to report under Item 2 that it had completed the sale of its Quicken Loans mortgage business to BRFC LLC. Intuit’s Unaudited Pro Forma Condensed Balance Sheet as of April 30, 2002, Unaudited Pro Forma Condensed Consolidated Statement of Operations for the nine months ended April 30, 2002 and Unaudited Pro Forma Condensed Consolidated Statements of Operations for the year ended July 31, 2001 were filed with the report.

4.	On August 22, 2002, Intuit filed a report on Form 8-K to report under Item 5 that it had signed an agreement to acquire Blue Ocean Software, Inc. as well as to report its financial results for the fourth quarter and fiscal year ending July 31, 2002. Intuit’s statement of operations for the fourth quarter and the year ended July 31, 2002 and the balance sheet for the fiscal year ending July 31, 2002 were filed with the report. The report also disclosed that Greg Santora, Senior Vice President and Chief Financial Officer of Intuit, has decided to retire from Intuit at the end of the calendar year and will remain in his current role until then.

5.	On September 24, 2002, Intuit filed a report on Form 8-K to report under Item 5 that it had completed the acquisition of Blue Ocean Software, Inc. No financial statements were filed with the report.

6.	On September 26, 2002, Intuit submitted a Report on Form 8-K to report under Item 9 that Stephen M. Bennett and Greg J. Santora each submitted to the Securities and Exchange Commission a Statement under Oath Regarding Facts and Circumstances Relating to Exchange Act Filings. These statements cover Intuit’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002. No financial statements were submitted with the report.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)

Date: December 5, 2002	By:	/s/ Greg J. Santora

Greg J. Santora
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

CERTIFICATION

I, Stephen M. Bennett, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Intuit Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 2, 2002

By:	/s/ Stephen M. Bennett

Stephen M. Bennett
President and Chief Executive Officer

CERTIFICATION

I, Greg J. Santora, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Intuit Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 2, 2002

By:	/s/ Greg J. Santora

Greg J. Santora
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.01#	Addendum for Fulfillment Products and Services for FSG and P-Tap Non-Imprintable Products, dated October 11, 2002

10.02+	Amended and Restated Secured Balloon Payment Promissory Note for the principal amount of $1,030,500 between Intuit and Dennis Adsit, dated November 26, 2001

#	We have requested confidential treatment for certain portions of this exhibit. We have omitted such portions from this filing and filed them separately with the Securities and Exchange Commission.

+	Management compensatory plan or arrangement.