Form 10-Q
period 2003-01-31
INTUIT INC
filed 2003-02-28
CIK 896878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2003 or

[  ]    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____ to _____.

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

               Approximately 205,703,236 shares of Common Stock, $0.01 par value, as of January 31, 2003

INTUIT INC.

FORM 10-Q
INDEX
		Page
		Number

PART I	FINANCIAL INFORMATION
ITEM 1:	Financial Statements
	Condensed Consolidated Balance Sheets as of July 31, 2002 and January 31, 2003	3
	Condensed Consolidated Statements of Operations for the three and six months ended January 31, 2002 and 2003	4
	Condensed Consolidated Statements of Cash Flows for the six months ended January 31, 2002 and 2003	5
	Notes to Condensed Consolidated Financial Statements	6
ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
ITEM 3:	Quantitative and Qualitative Disclosures about Market Risk	42
ITEM 4:	Controls and Procedures	43
PART II	OTHER INFORMATION
ITEM 1:	Legal Proceedings	44
ITEM 2:	Changes in Securities and Use of Proceeds	45
ITEM 4:	Submission of Matters to a Vote of Security Holders	46
ITEM 5:	Other Matters	48
ITEM 6:	Exhibits and Reports on Form 8-K	49
	Signatures	50
	Certifications from Chief Executive Officer and Chief Financial Officer	51

Intuit, the Intuit logo, QuickBooks, Quicken, TurboTax, ProSeries, Lacerte, QuickBase, FundWare and Track-it!, among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Intuit Master Builder, MRI and Intuit Eclipse, among others, are trademarks and/or service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners and should be treated as such.

INTUIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	January 31,
(In thousands; unaudited)	2002	2003

ASSETS
Current assets:
Cash and cash equivalents	$414,748	$379,915
Short-term investments	815,342	718,437
Marketable securities	16,791	18,548
Customer deposits	300,409	259,958
Accounts receivable, net	51,999	244,437
Deferred income taxes	67,799	61,270
Income taxes receivable	2,187	—
Prepaid expenses and other current assets	49,581	39,520
Amounts due from discontinued operations entities	241,616	5,978

Total current assets	1,960,472	1,728,063
Property and equipment, net	179,122	195,990
Goodwill, net	428,948	583,907
Purchased intangibles, net	125,474	124,289
Long-term deferred income taxes	176,553	172,835
Loans to executive officers and other employees	21,270	19,968
Other assets	31,854	11,512
Net long-term assets of discontinued operations	4,312	4,066

Total assets	$2,928,005	$2,840,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71,069	$107,189
Accrued compensation and related liabilities	87,426	91,598
Payroll service obligations	300,381	259,958
Deferred revenue	147,120	170,500
Income taxes payable	—	17,169
Short-term note payable	2,277	2,717
Other current liabilities	81,795	176,855
Net current liabilities of discontinued operations	7,688	4,220

Total current liabilities	697,756	830,206

Long-term obligations	14,610	12,766
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	1,846,707	1,877,296
Treasury shares, at cost	(126,107)	(393,007)
Deferred compensation	(12,628)	(9,263)
Accumulated other comprehensive income (loss)	(3,675)	3,603
Retained earnings	511,342	519,029

Total stockholders’ equity	2,215,639	1,997,658

Total liabilities and stockholders’ equity	$2,928,005	$2,840,630

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	January 31,		January 31,
(In thousands, except per share data; unaudited)	2002	2003	2002	2003

Net revenue:
Products	$413,096	$465,130	$524,169	$607,033
Services	45,029	75,348	76,950	130,952
Other	17,783	17,598	33,107	32,963

Total net revenue	475,908	558,076	634,226	770,948

Costs and expenses:
Cost of revenue:
Cost of products	71,636	71,062	102,277	99,774
Cost of services	28,454	39,557	52,658	76,169
Cost of other revenue	6,160	5,164	11,320	9,754
Amortization of purchased software	7,171	3,518	8,877	6,495
Customer service and technical support	50,289	55,591	85,985	95,221
Selling and marketing	74,720	97,796	131,012	172,617
Research and development	51,402	66,080	98,822	130,207
General and administrative	28,761	38,405	54,987	78,021
Charge for purchased research and development	—	1,070	—	8,859
Acquisition-related charges	62,008	9,154	102,999	18,609
Loss on impairment of long-lived asset	—	—	27,000	—

Total costs and expenses	380,601	387,397	675,937	695,726

Income (loss) from continuing operations	95,307	170,679	(41,711)	75,222
Interest and other income	7,635	7,770	17,463	16,556
Gains (losses) on marketable securities and other investments, net	1,632	2,827	(10,622)	3,080

Income (loss) from continuing operations before income taxes	104,574	181,276	(34,870)	94,858
Income tax provision (benefit)	4,678	55,905	(31,460)	29,936

Net income from continuing operations	99,896	125,371	(3,410)	64,922
Discontinued operations, net of income taxes (Note 6):
Net income from Quicken Loans discontinued operations	16,740	—	26,469	—
Gain on disposal of Quicken Loans discontinued operations	—	—	—	5,556
Net income from Intuit KK discontinued operations	3,232	3,059	4,382	3,267

Net income from discontinued operations	19,972	3,059	30,851	8,823

Net income	$119,868	$128,430	$27,441	$73,745

Basic net income per share from continuing operations	$0.47	$0.61	$(0.02)	$0.32
Basic net income per share from discontinued operations	0.09	0.01	0.15	0.04

Basic net income per share	$0.56	$0.62	$0.13	$0.36

Shares used in basic per share amounts	212,520	205,682	211,780	206,823

Diluted net income per share from continuing operations	$0.46	$0.59	$(0.01)	$0.31
Diluted net income per share from discontinued operations	0.09	0.01	0.14	0.04

Diluted net income per share	$0.55	$0.60	$0.13	$0.35

Shares used in diluted net income per share amounts	219,355	212,455	217,914	213,445

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	January 31,
(In thousands; unaudited)	2002	2003

Cash flows from operating activities:
Net income (loss) from continuing operations	$(3,410)	$64,922
Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities:
Acquisition-related charges	102,999	18,609
Amortization of purchased software	8,877	6,495
Amortization of deferred compensation	1,379	1,267
Charge for purchased research and development	—	8,859
Depreciation	29,593	36,119
Net (gains) losses from marketable securities and other investments	10,622	(3,080)
Loss on impairment of long-lived asset	27,000	—
Loss on disposal of property and equipment	1,678	2,321
Deferred income tax benefit	200	2,633
Tax benefit from employee stock options	23,697	30,379

Subtotal	202,635	168,524

Changes in operating assets and liabilities:
Customer deposits	(12,470)	40,451
Accounts receivable	(229,891)	(187,982)
Income taxes receivable	—	2,187
Prepaid expenses and other current assets	3,235	10,745
Accounts payable	30,510	35,557
Accrued compensation and related liabilities	1,255	4,172
Payroll service obligations	12,657	(40,423)
Deferred revenue	21,350	16,686
Income taxes payable	(40,705)	23,096
Other current liabilities	88,497	93,591

Total changes in operating assets and liabilities	(125,562)	(1,920)

Net cash provided by operating activities	77,073	166,604

Cash flows from investing activities:
Change in other assets	1,616	(2,324)
Purchases of property and equipment	(26,369)	(54,970)
Proceeds from the sale of marketable securities	5,094	16,371
Purchases of short-term investments	(844,471)	(653,284)
Liquidation and maturity of short-term investments	960,169	748,743
Acquisitions of businesses, net of cash acquired	(7,532)	(185,227)

Net cash provided by (used in) investing activities	88,507	(130,691)

Cash flows from financing activities:
Change in notes payable	(330)	(1,404)
Net proceeds from issuance of common stock	57,612	90,593
Purchase of treasury stock	(74,268)	(423,210)

Net cash used in financing activities	(16,986)	(334,021)

Net cash provided by (used in) discontinued operations	(95,923)	264,539
Effect of foreign currency translation	1,519	(1,264)

Net increase (decrease) in cash and cash equivalents	54,190	(34,833)
Cash and cash equivalents at beginning of period	66,910	414,748

Cash and cash equivalents at end of period	$121,100	$379,915

See accompanying notes.

INTUIT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the financial statements of Intuit and its wholly-owned subsidiaries. We have eliminated all intercompany balances and transactions in consolidation. We have reclassified certain other previously reported amounts to conform to the current presentation. As discussed in Note 6 , the Quicken Loans mortgage business, which we sold on July 31, 2002, has been accounted for as discontinued operations in accordance with Accounting Principles Board (“APB”) Opinion No. 30. Also as discussed in Note 6, Intuit KK, our Japanese subsidiary, became a long-lived asset held for sale during the second quarter of fiscal 2003 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144. Accordingly, we have reclassified our financial statements for all periods presented to reflect Quicken Loans and Intuit KK as discontinued operations. Unless noted otherwise, discussions in these notes pertain to our continuing operations.

We have included all normal recurring adjustments and the non-recurring adjustments described in Note 6 that we consider necessary to give a fair presentation of our operating results for the periods presented. Results for the three and six months ended January 31, 2003 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2003 or any other future period. These consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements for the fiscal year ended July 31, 2002 included in Intuit’s Form 10-K, filed with the Securities and Exchange Commission on September 25, 2002. This Form 10-K reflected Quicken Loans as discontinued operations. We expect to file financial statements reclassified to reflect Intuit KK as a discontinued operation on Form 8-K.

Use of Estimates

We make estimates and assumptions that affect the amounts reported in the financial statements and the disclosures made in the accompanying notes. For example, we use estimates for reserves for product returns and rebates, and to determine the collectibility of accounts receivable and the value of deferred tax assets. We use estimates to determine the remaining economic lives and carrying values of purchased intangibles, property and equipment and other long-lived assets. We also use assumptions when employing the Black-Scholes valuation model to estimate the fair value of stock options granted for pro forma disclosures. See Note 11. Despite our intention to establish accurate estimates and assumptions, actual results may differ from our estimates.

Net Revenue

We derive revenues from the sale of packaged software products and supplies, product support, professional services, outsourced payroll services and multiple element arrangements that may include any combination of these items. We recognize revenue for software products and related services in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as modified by SOP 98-9. For other offerings, we follow Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” We recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collectibility is probable.

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

Product Revenue

We recognize revenue from the sale of our packaged software products and supplies when we ship the product (which is when title passes) either to retailers and distributors or directly to end-user customers. We sell some of our QuickBooks and consumer tax products on consignment to a limited number of resellers. We recognize revenue for these consignment transactions only when the end-user sale has occurred.

We reduce product revenue from distributors and retailers for estimated returns that are based on historical returns experience and other factors such as the volume and price mix of products in the retail channel, trends in retailer inventory and economic trends that might impact customer demand for our products. We also reduce product revenue for the estimated redemption of rebates on certain current product sales. Our estimated reserves for distributor and retailer sales incentive rebates are based on distributors’ and retailers’ actual performance against the terms and conditions of rebate programs, which we typically establish annually. End user rebate reserves are estimated based on the terms and conditions of the specific promotional rebate program, actual sales during the promotion, the amount of redemptions received, historical redemption trends by product and by type of promotional program and the economic value of the rebate.

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

We offer several technical support plans. We recognize support revenue over the life of the plan, which is generally one year. We include costs incurred for these support plans in cost of revenue.

Service revenue also includes revenue from training, consulting and implementation services. We recognize revenue as these services are performed, provided we have no other remaining obligations to these customers.

Other Revenue

Other revenue consists primarily of fees from online advertising agreements. We typically recognize revenue pro rata based on the contractual time period.

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

In situations where VSOE exists for all elements (delivered and undelivered), we allocate the total revenue to be earned under the arrangement among the various elements, based on their relative fair value. For transactions where VSOE exists only for the undelivered elements, we allocate and defer revenue based on VSOE of fair value of the undelivered elements, and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. If VSOE does not exist for undelivered items that are services, then we recognize the entire arrangement fee ratably over the remaining service period. If VSOE does not exist for undelivered elements that are specified products or features, we defer revenue until the earlier of the delivery of all elements or the point at which we determine VSOE for these undelivered elements.

We recognize revenue related to the delivered products or services only if: (1) the above revenue recognition criteria are met; (2) any undelivered products or services are not essential to the functionality of the delivered products and services; (3) payment for the delivered products or services is not contingent upon delivery of the remaining products or services; (4) we have an enforceable claim to receive the amount due in the event that we do not deliver the undelivered products or services; and (5) as discussed above, there is evidence of the fair value for each of the undelivered products or services.

Shipping and Handling

We record the amounts we charge our customers for the shipping and handling of our software products as product revenue and we record the related costs as cost of products in our statement of operations.

Customer Deposits and Payroll Service Obligations

Customer deposits represent cash held on behalf of our payroll customers. Payroll service obligations consist primarily of payroll taxes we owe on behalf of our payroll customers.

Goodwill, Purchased Intangible Assets and Other Long-lived Assets

We record goodwill when the purchase price of net tangible and intangible assets we acquire exceeds their fair value. In previous fiscal years, including fiscal 2002, we generally amortized goodwill on a straight-line basis over periods ranging from three to five years. However, in accordance with SFAS 142, “Goodwill and Other Intangible Assets,” we did not amortize goodwill for acquisitions completed after June 30, 2001, and effective August 1, 2002 we no longer amortize goodwill for acquisitions completed before July 1, 2001. See “Recent Pronouncements” below for more information. We amortize the cost of identified intangible assets on a straight-line basis over periods ranging from one to 10 years.

We regularly perform reviews to determine if the carrying values of our long-lived assets are impaired. We look for facts or circumstances, either internal or external, indicating that we may not recover the carrying value of the asset. We measure impairment loss related to long-lived assets based on the amount by which the carrying amounts of such assets exceed their fair values. Our measurement of fair value is generally based on an analysis of the present value of estimated future discounted cash flows. Our analysis is based on available information and reasonable and supportable assumptions and projections. The discounted cash flow analysis considers the likelihood of possible outcomes and is based on our best estimate of projected future cash flows. If necessary, we perform subsequent calculations to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets.

Stock-Based Incentive Program

We provide equity incentives to our employees (including those we hire as a result of acquisitions) and to our independent Board members through a carefully managed stock incentive program. We maintain four stock option plans and an Employee Stock Purchase Plan for different groups of eligible participants, and we also have outstanding stock options that we assumed in connection with certain acquisitions. We apply the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based incentives. Accordingly, we are not required to record compensation expense when stock options are granted to eligible participants as long as the exercise price is not less than the fair market value of the stock when the option is granted. We are also not required to record compensation expense in connection with the Employee Stock Purchase Plan as long as the purchase price of the stock is not less than 85% of the lower of the fair market value at the beginning of each three-month, six-month or 12-month offering period or at the end of each applicable three-month purchase period. See Note 11 for an illustration of the effect on net income (loss) and net income (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based incentives.

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

Due to changes in our distribution arrangements during fiscal 2002, we are selling an increasing proportion of our software products directly to a variety of retailers rather than through a few major distributors. No distributor or individual retailer accounted for 10% or more of total net revenue in the second quarter or first six months of fiscal 2002 or 2003, nor did any customer account for 10% or more of accounts receivable at July 31, 2002 or January 31, 2003.

In connection with the sale of our Quicken Loans mortgage business in July 2002, we agreed to continue providing to the purchasing company a line of credit of up to $375.0 million to fund mortgage loans for a transition period of up to six months. The line was secured by the related mortgage loans and had an outstanding balance of $245.6 million at July 31, 2002 and $180.1 million at October 31, 2002. The line was repaid in January 2003. As part of the consideration for the sale of the business, we also held a five-year promissory note in the principal amount of $23.3 million from the purchasing company. The note was repaid in October 2002. See Note 6.

We rely on three third party vendors to perform substantially all outsourced aspects of manufacturing and distribution for our primary retail desktop software products. We also have a key single-source vendor for our financial supplies business that prints and fulfills orders for all of our checks and most other products for our financial supplies business. While we believe that relying heavily on key vendors improves the efficiency and reliability of our business operations, relying on any one vendor for a significant aspect of our business can have a significant negative impact on our revenue and profitability if that vendor fails to perform at acceptable service levels.

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

A reconciliation of previously reported net income and net income per share to amounts that would have been reported if the non-amortization provisions of SFAS 142 had been in effect from the beginning of fiscal 2002 is as follows:

	Three Months Ended		Six Months Ended

	January 31,	January 31,	January 31,	January 31,
(In thousands, except per share amounts)	2002	2003	2002	2003

Net income
Net income, as reported	$119,868	$128,430	$27,441	$73,745
Goodwill and assembled workforce amortization, net of income taxes	21,410	—	43,581	—

Pro forma net income	$141,278	$128,430	$71,022	$73,745

Net income per share
Basic – as reported	$0.56	$0.62	$0.13	$0.36
Basic – pro forma	0.66	0.62	0.34	0.36
Diluted – as reported	0.55	0.60	0.13	0.35
Diluted – pro forma	0.64	0.60	0.33	0.35

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit and Disposal Activities.” This statement revises the accounting for activities relating to exiting or disposing of businesses or assets under EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” A formal commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most exit and disposal costs. Instead, companies will record exit or disposal costs when they are incurred and can be measured at fair value, and will subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS 146, and liabilities that were recorded under EITF Issue No. 94-3 are not affected. We adopted SFAS 146 effective December 31, 2002 and there was no impact on our financial position, results of operations or cash flows.

On December 31, 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This statement amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting and records compensation expense for all stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial statements. The amendment of the transition and annual disclosure requirements of SFAS 123 are effective for fiscal years ending after December 15, 2002. The amendment of the disclosure requirements of APB Opinion No. 28 is effective for financial reports containing condensed consolidated financial statements for interim periods beginning after December 15, 2002. Since we have not elected to change to the fair value based method of accounting and therefore do not record compensation expense for most stock-based employee compensation, the transition provisions of SFAS 148 had no impact on our financial position, results of operations or cash flows. We adopted the disclosure provisions of this statement in the first quarter of fiscal 2003. See Note 11.

In November 2002, the FASB issued Financial Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of this interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We are currently evaluating the potential impact of FIN 45. If FIN 45 is applicable to us, our prospective revenue, cost of revenue and operating expenses could be negatively affected.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires us to consolidate a variable interest entity if we are subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Some of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We do not currently have any variable interest entities and, accordingly, we do not expect our adoption of FIN 46 to have a material impact on our financial position, results of operations or cash flows.

2.      Short-Term Investments

The following schedule summarizes the estimated fair value of our short-term investments as of the dates indicated:

	July 31,	January 31,
(In thousands)	2002	2003

Corporate notes	$24,405	$40,277
Municipal bonds	780,914	673,152
U.S. government securities	10,023	5,008

	$815,342	$718,437

The following table summarizes the estimated fair value of our available-for-sale debt securities held in short-term investments classified by the stated maturity date of the security:

	July 31,	January 31,
(In thousands)	2002	2003

Due within one year	$230,716	$160,761
Due within two years	141,942	103,523
Due within three years	—	—
Due after three years	442,684	454,153

	$815,342	$718,437

3.     Goodwill and Intangible Assets

Changes in the carrying value of goodwill by reportable segment during the first six months of fiscal 2003 were as follows. Our reportable segments are described in Note 7.

	Balance	Transfer	Goodwill	Effect of	Balance
	July 31,	Assembled	Acquired/	Exchange	January 31,
(In thousands)	2002	Workforce	Adjusted	Rates	2003

Small Business Products and Services	$159,195	$1,377	$150,327	$—	$310,899
Consumer Tax	3,308	—	—	—	3,308
Professional Tax & Accountants’ Solutions	90,079	428	—	—	90,507
Vertical Business Management Solutions	171,520	—	(1,725)	—	169,795
Other Businesses	4,846	95	4,044	413	9,398

	$428,948	$1,900	$152,646	$413	$583,907

Purchased intangible assets consisted of the following at the dates indicated:

	Life in	July 31,	January 31,
	Years	2002	2003

(In thousands)
Customer lists	3-7	$144,379	$145,957
Less accumulated amortization		(75,317)	(89,337)

		69,062	56,620

Purchased technology	1-7	121,763	141,609
Less accumulated amortization		(79,894)	(86,397)

		41,869	55,212

Trade names and logos	1-10	16,555	16,971
Less accumulated amortization		(6,908)	(8,429)

		9,647	8,542

Covenants not to compete	3-5	7,399	9,127
Less accumulated amortization		(4,403)	(5,212)

		2,996	3,915

Assembled workforce	2-5	4,458	—
Less accumulated amortization		(2,558)	—

		1,900	—

Total intangible assets		294,554	313,664
Total accumulated amortization		(169,080)	(189,375)

Total net intangible assets		$125,474	$124,289

The increase in purchased technology in the first six months of fiscal 2003 was due primarily to our acquisition of Blue Ocean Software, Inc. in the first quarter of fiscal 2003. See Note 5.

We summarize the following expenses on the acquisition-related charges line of our statement of operations:

	Three Months Ended		Six Months Ended

	January 31,	January 31,	January 31,	January 31,
	2002	2003	2002	2003

(In thousands)
Amortization of goodwill	$31,534	$—	$64,277	$—
Amortization of purchased intangible assets	6,927	8,716	13,632	16,609
Amortization of acquisition-related deferred compensation	1,541	438	3,084	2,000
Impairment charges	22,006	—	22,006	—

Total acquisition-related charges	$62,008	$9,154	$102,999	$18,609

At January 31, 2003, we expected annual amortization of our purchased intangible assets by fiscal year to be as shown in the following table. Future acquisitions could cause these amounts to increase. In addition, if impairment events occur they could accelerate the timing of charges.

Expected
Amortization
(Dollars in thousands)	Expense
Fiscal year ending July 31,

2003	$45,104
2004	30,632
2005	23,233
2006	18,644
2007	13,658
Thereafter	15,522

Total expected future amortization expense	$146,793

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

     The components of accumulated other comprehensive income (loss), net of income taxes, were as follows:

	Marketable	Short-term	Foreign Currency
(In thousands)	Securities	Investments	Translation	Total

Six months ended January 31, 2002
Beginning balance, net of income taxes	$23,958	$4,686	$(464)	$28,180
Unrealized loss, net of income tax benefits of $14,588 and $915	(21,882)	(1,372)	—	(23,254)
Reclassification adjustment for realized gain included in net income, net of income tax benefit of $510	(766)	—	—	(766)
Translation adjustment	—	—	1,317	1,317

Other comprehensive income (loss)	(22,648)	(1,372)	1,317	(22,703)

Ending balance, net of income taxes	$1,310	$3,314	$853	$5,477

Six months ended January 31, 2003
Beginning balance, net of income taxes	$(4,845)	$2,058	$(888)	$(3,675)
Unrealized gain, net of income tax provision of $7,285	10,927	—	—	10,927
Unrealized loss, net of income tax benefit of $578	—	(867)	—	(867)
Reclassification adjustment for realized gain included in net income, net of income tax benefit of $1,549	(2,323)	—	—	(2,323)
Translation adjustment	—	—	(459)	(459)

Other comprehensive income (loss)	8,604	(867)	(459)	7,278

Ending balance, net of income taxes	$3,759	$1,191	$(1,347)	$3,603

     The following table summarizes comprehensive net income (loss) for the periods indicated:

	Three Months Ended		Six Months Ended

	January 31,	January 31,	January 31,	January 31,
(In thousands)	2002	2003	2002	2003

Net income	$119,868	$128,430	$27,441	$73,745
Other comprehensive income (loss), net of income taxes	3,641	2,227	(22,703)	7,278

Comprehensive net income, net of income taxes	$123,509	$130,657	$4,738	$81,023

5.	Acquisition

On September 13, 2002, we acquired all of the outstanding stock of Blue Ocean Software, Inc. for approximately $177.3 million in cash. We paid $16.5 million of the purchase price into a third party escrow account, to be held for a maximum of 18 months pending the finalization of certain financial calculations that may affect the purchase price. To date, there have been no material adjustments to the purchase price.

Blue Ocean offers software solutions that help businesses manage their information technology resources and assets. We acquired this company as part of our Right for My Business strategy to offer business solutions that go beyond accounting software to address a wider range of management challenges that small businesses face. Blue Ocean became part of our Small Business Products and Services business segment.

With the assistance of a professional valuation services firm, we made a preliminary allocation of the purchase price during the first quarter of fiscal 2003. There have been no material adjustments to the purchase price allocation. We allocated approximately $13.2 million of the purchase price to purchased technology and $150.5 million to goodwill. In addition, $7.8 million was allocated to in-process research and development and charged to expense in the first quarter of fiscal 2003. The purchased technology is being amortized over six years. None of the goodwill acquired in this transaction will be deductible for income tax purposes. Blue Ocean’s results of operations from September 14, 2002 forward have been included in our results of operations and were not material. Blue Ocean’s results of operations for periods prior to the date of acquisition were also not material when compared to our consolidated results.

The preliminary purchase price allocation for the Blue Ocean acquisition was as follows:

Purchase
Price
(In thousands)	Allocation

Tangible assets	$19,738
Deferred revenue	(6,694)
Other tangible liabilities	(7,013)
In-process research and development	7,789
Purchased technology	13,220
Goodwill	150,548
Acquisition costs	(271)

Total purchase price	$177,317

6.	Discontinued Operations

Quicken Loans

On July 31, 2002, we sold our Quicken Loans mortgage business and accounted for the sale as discontinued operations. In accordance with APB Opinion No. 30, the operating results of Quicken Loans have been segregated from continuing operations in our statement of operations for all periods prior to the sale.

As part of the sale transaction, we received a five-year secured promissory note in the principal amount of $23.3 million from the buyer, a newly-created company called Rock Acquisition Corporation. We also retained a 12.5% non-voting equity interest in that company. We accounted for this investment on a cost basis since we did not have the ability to exercise significant influence over Rock. We also agreed to continue providing to Quicken Loans a secured line of credit of up to $375.0 million to fund mortgage loans for a transition period of up to six months. The line was repaid in full in January 2003. Rock also licensed the right to use our Quicken Loans trademark for its residential home loan and home equity loan products and we entered into a distribution agreement with Rock through which it will provide mortgage services on Quicken.com.

In October 2002, we sold our residual minority equity interest in Rock to the majority shareholders of Rock. We also received payment in full of the $23.3 million promissory note and related accrued interest due from Rock. The $5.6 million gain on disposal of Quicken Loans discontinued operations recorded in the first quarter of fiscal 2003 included a gain of $6.4 million for the sale of our residual equity interest, a charge of $0.3 million that was the result of the final audit of the tangible shareholders’ equity balance of Quicken Loans, and $0.5 million in legal and other expenses. We did not record a tax benefit related to the transaction because we cannot be assured that we will realize the tax benefit. The trademark license and distribution agreements that we entered into when we sold Quicken Loans remain in effect and fees under these agreements are being recorded in other income. For the second quarter and first half of fiscal 2003, we recorded $0.9 million under the trademark licensing agreement and $0.4 million under the distribution agreement. Fees due under these agreements are included in amounts due from discontinued operations entities on our balance sheet.

Intuit KK

On December 23, 2002, we signed a definitive agreement to sell our wholly-owned Japanese subsidiary, Intuit KK, to Advantage Partners, Inc., a private equity investment firm located in Japan. Under the terms of the agreement, Advantage Partners agreed to purchase 100 percent of the outstanding Intuit KK stock for 9.5 billion yen or approximately $79 million as of February 7, 2003, the date the transaction was completed. See Note 14.

In accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we determined that Intuit KK became a long-lived asset held for sale during the second quarter of fiscal 2003 because management put a plan in place to sell this asset which met the conditions specified in the pronouncement. SFAS 144 provides that a long-lived asset classified as held for sale should be measured at the lower of its carrying amount or fair value less cost to sell. Since the carrying value of Intuit KK at January 31, 2003 was significantly lower than the fair value, no adjustment to the carrying value of this long-lived asset was necessary during the second quarter of fiscal 2003. Also in accordance with the provisions of SFAS 144, we determined that Intuit KK became a discontinued operation during the second quarter of fiscal 2003. The net assets, operating results and cash flows of Intuit KK have therefore been segregated from continuing operations in our balance sheets, statements of operations and statements of cash flows for all periods presented.

In December 2002, in order to minimize the impact of foreign currency exchange rates on the sale proceeds during the period between the announcement of the sale of Intuit KK and the closing of the transaction, we entered into a foreign currency hedge contract to sell 9.5 billion Japanese yen in February 2003. We will reflect the actual loss of $0.2 million for the fluctuation in the fair value of this contract that occurred during the second quarter of fiscal 2003 in the net gain on the sale of Intuit KK that will be recorded in the third quarter of fiscal 2003.

Discontinued Operations Net Revenue and Income Taxes

Net revenue and income taxes netted against income from discontinued operations for the periods presented were as follows:

	Three Months Ended		Six Months Ended

	January 31,	January 31,	January 31,	January 31,
(In thousands)	2002	2003	2002	2003

Net revenue
Quicken Loans	$56,493	$—	$96,532	$—
Intuit KK	14,844	16,231	25,253	26,641

Total net revenue from discontinued operations	$71,337	$16,231	$121,785	$26,641

Income from discontinued operations before income taxes
Quicken Loans	$26,158	$—	$41,360	$—
Intuit KK	2,881	5,274	3,906	5,633

Total discontinued operations before income taxes	$29,039	$5,274	$45,266	$5,633

Income taxes netted against income from discontinued operations
Quicken Loans	$9,418	$—	$14,891	$—
Intuit KK	(351)	2,215	(476)	2,366

Total discontinued operations income taxes	$9,067	$2,215	$14,415	$2,366

Net income from discontinued operations
Quicken Loans	$16,740	$—	$26,469	$—
Intuit KK	3,232	3,059	4,382	3,267

Total net income from discontinued operations	$19,972	$3,059	$30,851	$3,267

7.	Industry Segment and Geographic Information

We have defined six reportable segments, described below, based on factors such as how we manage our operations and how our chief operating decision maker views results. In the second quarter of fiscal 2003, we revised our fiscal 2002 reportable segments to reflect the way we currently manage and view our businesses. We determined that the QuickBooks product component of our fiscal 2002 Small Business segment was a separate reportable segment and we combined our fiscal 2002 Employer Services segment with the balance of Small Business to arrive at the fiscal 2003 segment called Small Business Products and Services. We began reporting Vertical Business Management Solutions (formerly Small Business Verticals) as a separate segment in fiscal 2003. Finally, we combined our fiscal 2002 Personal Finance and Global Business segments to arrive at the fiscal 2003 segment called Other Businesses. We have reclassified previously reported fiscal 2002 and first quarter fiscal 2003 segment results to conform to the second quarter fiscal 2003 presentation. All reportable segments except Other Businesses operate solely in the United States and sell primarily to customers located there.

QuickBooks product revenue is derived primarily from QuickBooks desktop software products. QuickBooks services revenue is derived from QuickBooks Online Edition.

Small Business Products and Services product revenue is comprised of QuickBooks Do-It-Yourself Payroll, financial supplies and software solutions that help businesses manage their information technology resources and assets. Services revenue for this segment is derived primarily from outsourced payroll services and QuickBooks support plans. Other revenue for this segment consists of royalties from small business online transactions such as QuickBooks Merchant Account Service and QuickBooks Online Billing.

Consumer Tax product revenue is derived primarily from TurboTax federal and state consumer desktop tax preparation products. Consumer Tax services revenue is derived primarily from TurboTax for the Web online tax preparation services and consumer electronic filing services.

Professional Tax and Accountants’ Solutions product revenue is derived primarily from ProSeries and Lacerte professional tax preparation software products. Professional Tax and Accountants’ Solutions services revenue is derived primarily from electronic filing and training services.

Vertical Business Management Solutions (“VBMS”) revenue is derived from four businesses that we acquired in fiscal 2002 that provide small business management solutions for vertical industries. Those businesses are Intuit Distribution Management Solutions, Intuit MRI Real Estate Solutions, Intuit Construction Business Solutions and Intuit Public Sector Solutions. VBMS product revenue is derived from business management software that is specific to the industries these businesses serve. VBMS services revenue consists primarily of technical support, installation, consulting and training services.

Other Businesses consist primarily of personal finance and Canada. Personal finance product revenue is derived primarily from Quicken desktop software products. Personal finance services revenue is minimal while other revenue consists of fees from consumer online transactions and Quicken.com advertising revenue. In Canada, product revenue is derived primarily from localized versions of QuickBooks and Quicken as well as QuickTax desktop software products. Services revenue in Canada consists primarily of revenue from software maintenance contracts sold with QuickBooks.

Corporate includes costs such as corporate general and administrative expenses that are not allocated to specific segments. Corporate also includes reconciling items such as acquisition-related costs (which include acquisition-related charges, amortization of purchased software and charges for purchased research and development), realized net gains or losses on marketable securities and interest and other income.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1. Except for goodwill and purchased intangible assets, Intuit does not generally track assets by reportable segment and, consequently, does not disclose assets by reportable segment. The following results for the second quarter and first six months of fiscal 2002 and 2003 are broken out by our reportable segments.

		Small		Professional	Vertical
Three months ended		Business		Tax &	Business
January 31, 2002		Products &	Consumer	Accountants'	Mgmt	Other
(In thousands)	QuickBooks	Services	Tax	Solutions	Solutions	Businesses	Corporate	Consolidated

Product revenue	$84,084	$55,008	$78,477	$137,099	$1,950	$56,478	$—	$413,096
Service revenue	53	34,573	6,359	2,138	747	1,159	—	45,029
Other revenue	—	935	1,274	—	—	15,574	—	17,783

Total net revenue	84,137	90,516	86,110	139,237	2,697	73,211	—	475,908

Segment operating income (loss)	48,189	25,745	20,909	105,254	(1,134)	25,717	—	224,680
Common expenses	—	—	—	—	—	—	(60,194)	(60,194)

Subtotal	48,189	25,745	20,909	105,254	(1,134)	25,717	(60,194)	164,486
Acquisition-related costs	—	—	—	—	—	—	(69,179)	(69,179)
Loss on impairment of long-lived asset	—	—	—	—	—	—	—	—
Realized net gain on marketable securities	—	—	—	—	—	—	1,632	1,632
Interest and other income	—	—	—	—	—	—	7,635	7,635

Income (loss) from continuing operations before income taxes	$48,189	$25,745	$20,909	$105,254	$(1,134)	$25,717	$(120,106)	$104,574

		Small		Professional	Vertical
Three months ended		Business		Tax &	Business
January 31, 2003		Products &	Consumer	Accountants'	Mgmt	Other
(In thousands)	QuickBooks	Services	Tax	Solutions	Solutions	Businesses	Corporate	Consolidated

Product revenue	$93,154	$68,727	$86,146	$146,385	$10,017	$60,701	$—	$465,130
Service revenue	342	47,220	8,204	4,783	13,946	853	—	75,348
Other revenue	—	4,704	909	—	58	11,927	—	17,598

Total net revenue	93,496	120,651	95,259	151,168	24,021	73,481	—	558,076

Segment operating income (loss)	51,423	32,983	30,222	118,746	(3,465)	32,405	—	262,314
Common expenses	—	—	—	—	—	—	(77,893)	(77,893)

Subtotal	51,423	32,983	30,222	118,746	(3,465)	32,405	(77,893)	184,421
Acquisition-related costs	—	—	—	—	—	—	(13,742)	(13,742)
Realized net gain on marketable securities	—	—	—	—	—	—	2,827	2,827
Interest and other income	—	—	—	—	—	—	7,770	7,770

Income (loss) from continuing operations before income taxes	$51,423	$32,983	$30,222	$118,746	$(3,465)	$32,405	$(81,038)	$181,276

		Small		Professional	Vertical
Six months ended		Business		Tax &	Business
January 31, 2002		Products &	Consumer	Accountants'	Mgmt	Other
(In thousands)	QuickBooks	Services	Tax	Solutions	Solutions	Businesses	Corporate	Consolidated

Product revenue	$108,610	$103,683	$81,014	$142,705	$1,950	$86,207	$—	$524,169
Service revenue	80	60,910	7,830	3,250	747	4,133	—	76,950
Other revenue	—	4,150	1,478	—	—	27,479	—	33,107

Total net revenue	108,690	168,743	90,322	145,955	2,697	117,819	—	634,226

Segment operating income (loss)	48,503	44,547	3,657	87,380	(1,134)	29,958	—	212,911
Common expenses	—	—	—	—	—	—	(115,746)	(115,746)

Subtotal	48,503	44,547	3,657	87,380	(1,134)	29,958	(115,746)	97,165
Acquisition-related costs	—	—	—	—	—	—	(111,876)	(111,876)
Loss on impairment of long-lived asset	—	—	—	—	—	—	(27,000)	(27,000)
Realized net loss on marketable securities	—	—	—	—	—	—	(10,622)	(10,622)
Interest and other income	—	—	—	—	—	—	17,463	17,463

Income (loss) from continuing operations before income taxes	$48,503	$44,547	$3,657	$87,380	$(1,134)	$29,958	$(247,781)	$(34,870)

		Small		Professional	Vertical
Six months ended		Business		Tax &	Business
January 31, 2003		Products &	Consumer	Accountants'	Mgmt	Other
(In thousands)	QuickBooks	Services	Tax	Solutions	Solutions	Businesses	Corporate	Consolidated

Product revenue	$130,992	$127,115	$90,001	$152,735	$15,647	$90,543	$—	$607,033
Service revenue	557	85,314	10,209	5,697	27,114	2,061	—	130,952
Other revenue	—	8,994	1,104	—	63	22,802	—	32,963

Total net revenue	131,549	221,423	101,314	158,432	42,824	115,406	—	770,948

Segment operating income (loss)	58,638	60,676	15,152	101,840	(10,677)	37,591	—	263,220
Common expenses	—	—	—	—	—	—	(154,035)	(154,035)

Subtotal	58,638	60,676	15,152	101,840	(10,677)	37,591	(154,035)	109,185
Acquisition-related costs	—	—	—	—	—	—	(33,963)	(33,963)
Realized net gain on marketable securities	—	—	—	—	—	—	3,080	3,080
Interest and other income	—	—	—	—	—	—	16,556	16,556

Income (loss) from continuing operations before income taxes	$58,638	$60,676	$15,152	$101,840	$(10,677)	$37,591	$(168,362)	$94,858

8.     Commitments

Reserve for Vacant Facilities

During the third quarter of fiscal 2002, we concluded that we would not occupy two vacant leased buildings in Mountain View, California and that we would be unable to recover a substantial portion of our lease obligations by subleasing the vacant space. The resulting $13.2 million charge was equal to the remaining future lease commitments for these facilities, net of estimated future sublease income. The estimated costs of abandoning these leased facilities reflected management’s best estimates based on market information and trend analyses compiled by our facilities management team with the help of a commercial real estate brokerage firm retained by Intuit. We evaluate our assumptions quarterly for any potentially significant change to the reserve. No material change has been necessary to date. Our actual future cash payments may exceed the total reserve balance at January 31, 2003 by a maximum of $3.7 million if we are unable to sublease either of the properties.

During the second quarter and first six months of fiscal 2003, we made cash lease payments for these two buildings of $0.6 million and $1.2 million and there was a balance of $11.3 million in the reserve at January 31, 2003. The short-term portion of the reserve ($2.1 million) is in other current liabilities and the remaining long-term portion is in long-term obligations on our balance sheet. We expect to use the total reserve by the end of fiscal 2010.

9.     Other Current Liabilities

Other current liabilities were as follows at the dates indicated:

	July 31,	January 31,
(In thousands)	2002	2003

Reserve for product returns	$32,095	$69,924
Reserve for rebates	8,169	55,463
Future cash payments due for CBS Payroll acquisition	25,359	24,434
Other acquisition and disposition related items	4,667	1,627
Other accruals	11,505	25,407

	$81,795	$176,855

10.    Income Taxes

We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and other taxable items. We recorded income tax provisions on pre-tax income in the second quarters of fiscal 2002 and 2003 and in the first six months of fiscal 2003. We recorded an income tax benefit on a pre-tax loss in the first six months of fiscal 2002.

The effective tax rates for the second quarter and first six months of fiscal 2003 were approximately 31% and 32%, respectively. The effective tax rates for the second quarter and first six months of fiscal 2002 were approximately 4% and 90%, respectively. The fiscal 2002 effective tax rates reflected a one-time benefit in the second quarter of $34.4 million related to the our sale of Venture Finance Software Corporation and costs from impairment charges in the first and second quarters of $9.0 million and $5.4 million, respectively. Excluding these benefits and charges, the effective tax rates for the second quarter and first six months of fiscal 2002 would have been approximately 32% and 33%.

11.    Stockholders’ Equity

Stock Repurchase Program

In May 2001, Intuit’s Board of Directors authorized the company to repurchase up to $500.0 million of common stock from time to time over a three-year period. In July 2002, our Board of Directors increased the authorized purchase amount by $250.0 million to a total of $750.0 million. Shares of stock repurchased under the program became treasury shares. From inception of the program through December 4, 2002, we repurchased a total of 16,602,583 shares of our common stock for an aggregate cost of approximately $750.0 million. The stock repurchase program was concluded in December 2002 when the authorized purchase amount under the program was reached.

The effect of repurchases through the conclusion of the program in December 2002 increased our basic and diluted net income per share by less than $0.01 per share in the second quarters of fiscal 2002 and 2003 and in the first half of fiscal 2002. Repurchases increased our basic and diluted net income per share by $0.01 per share in the first six months of fiscal 2003.

Distribution and Dilutive Effect of Options

We provide equity incentives to our employees (including those we hire as a result of acquisitions) and to our independent Board members through a carefully managed, broad-based stock incentive program. The following table shows option grants to “Named Executives” and to all employees for the periods indicated. Named Executives are defined as the company’s chief executive officer and each of the four other most highly compensated executive officers during fiscal 2002.

	Six Months	Twelve Months Ended
	Ended
	January 31,	July 31,	July 31,
	2003	2002	2001

Net option grants during the period as a percentage of outstanding shares	1.3%	3.2%	4.7%
Grants to Named Executives during the period as a percentage of total options granted	10.3%	3.5%	7.3%
Grants to Named Executives during the period as a percentage of outstanding shares	0.2%	0.2%	0.4%
Options held by Named Executives as a percentage of total options outstanding	10.3%	10.5%	9.0%

We define net option grants as options granted less options canceled or expired and returned to the pool of options available for grant. Options granted to our Named Executives as a percentage of the total options granted to all employees will vary significantly from quarter to quarter, due in part to the timing of annual performance-based grants to Named Executives. For example, Named Executive grants as a percentage of total grants during the first six months of fiscal 2003 were higher than we expect for fiscal 2003 as a whole due in part to performance grants to Named Executives during the first quarter of fiscal 2003.

Stock-Based Incentive Program

We follow APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for these stock-based incentives. See Note 1. In October 1995 the FASB issued SFAS 123, “Accounting for Stock Based Compensation,” and in December 2002 the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Although these pronouncements allow us to continue to follow the APB 25 guidelines and not record compensation expense for most stock-based compensation, we are required to disclose our pro forma net income (loss) and net income (loss) per share as if we had adopted SFAS 123 and SFAS 148. The pro forma impact of applying SFAS 123 and SFAS 148 in the second quarter and first six months of fiscal 2002 and 2003 does not necessarily represent the pro forma impact in future quarters or years.

To determine the pro forma impact, we have employed the widely-used Black-Scholes model to estimate the fair value of options granted. This valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires the input of highly subjective assumptions including the expected stock price volatility. Because our outstanding stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect this estimate, we believe the Black-Scholes model does not provide a reliable single measure of the fair value of our stock options. Inputs used for the valuation model are set forth in the tables below.

Options

	Three Months Ended		Six Months Ended

	January 31,	January 31,	January 31,	January 31,
	2002	2003	2002	2003

Expected life (years)	1.89 - 4.89	1.92 - 4.92	1.89 - 4.89	1.91 - 4.92
Expected volatility factor	0.74	0.77	0.74	0.77 - 0.78
Risk-free interest rate (%)	1.23 - 5.47	1.03 - 4.43	1.23 - 5.47	1.03 - 4.43
Expected dividend yield (%)	—	—	—	—

	Employee Stock Purchase Plan

	Three Months Ended		Six Months Ended

	January 31,	January 31,	January 31,	January 31,
	2002	2003	2002	2003

Expected life (years)	1.00	1.00	1.00	1.00
Expected volatility factor	0.74	0.78	0.74	0.78
Risk-free interest rate (%)	1.80 - 2.70	1.23	1.80 - 2.70	1.23
Expected dividend yield (%)	—	—	—	—

The following table illustrates the effect on our net income (loss) and net income (loss) per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based incentives using the Black Scholes valuation model. For purposes of this reconciliation, we add back to previously reported net income (loss) all stock-based incentive expense that relates to acquisitions then deduct the pro forma stock-based incentive expense determined under the fair value method for all awards. The pro forma stock-based incentive expense has no impact on our cash flow. In the future, we may elect, or be required, to use a different valuation model, which could result in a significantly different impact on our pro forma net income (loss).

	Three Months Ended		Six Months Ended

	January 31,	January 31,	January 31,	January 31,
(In thousands, except per share amounts)	2002	2003	2002	2003

Net income (loss)
Net income, as reported	$119,868	$128,430	$27,441	$73,745
Add: Stock-based incentive expense included in reported net loss, net of income taxes	925	263	1,851	1,200
Deduct: Total stock-based incentive expense determined under fair value method for all awards, net of income taxes	(30,475)	(23,997)	(53,882)	(46,871)

Pro forma net income (loss)	$90,318	$104,696	$(24,590)	$28,074

Net income (loss) per share
Basic - as reported	$0.56	$0.62	$0.13	$0.36

Basic - pro forma	$0.42	$0.51	$(0.12)	$0.14

Diluted - as reported	$0.55	$0.60	$0.13	$0.35

Diluted - pro forma	$0.41	$0.49	$(0.12)	$0.13

12.    Litigation

On March 3, 2000, a class action lawsuit, Bruce v. Intuit Inc., was filed in the United States District Court, Central District of California, Eastern Division. Two virtually identical lawsuits were later filed: Rubin v. Intuit Inc., was filed on March 8, 2000 in the United States District Court, Southern District of New York and Newby v. Intuit Inc. was filed on April 27, 2000, in the United States District Court, Central District of California, Eastern Division. The Rubin case was dismissed on November 19, 2001. The Bruce and Newby lawsuits were consolidated into one lawsuit, In re Intuit Privacy Litigation, filed on July 28, 2000 in the United States District Court, Central District of California, Eastern Division. Following Intuit’s successful motion to dismiss several of the claims, an amended complaint was filed on May 2, 2001. A similar lawsuit, Almanza v. Intuit Inc. was filed on March 22, 2000 in the Superior Court of the State of California, San Bernardino County, Rancho Cucamonga Division. An amended complaint in the Almanza suit was filed on October 26, 2000. These purported class actions alleged violations of various federal and California statutes and common law claims for invasion of privacy based upon the alleged intentional disclosure to third parties of personal and private customer information entered at Intuit’s Quicken.com Web site. The complaints sought injunctive relief, orders to disgorge profits related to the alleged acts, and statutory and other damages. On January 6, 2003, a settlement between Intuit and the plaintiffs’ counsel in all of the remaining cases was preliminarily approved by the federal court with a final approval hearing scheduled for June 2003. The proposed settlement terms are not material to Intuit.

Intuit is subject to certain routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business. We currently believe that the ultimate amount of liability, if any, for any pending claims of any type (either alone or combined) will not materially affect our financial position, results of operations or liquidity. However, the ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact. Regardless of outcome, litigation can have an adverse impact on Intuit because of defense costs, diversion of management resources and other factors.

13.    Related Parties

Outstanding loans to executive officers and other employees consisted of the following at the dates indicated. Loans to executive officers have generally been made in connection with their relocation and purchase of a new residence near their new place of work. Consistent with the requirements of the Sarbanes-Oxley legislation enacted on July 30, 2002, we did not make or modify any loans to executive officers after July 30, 2002. We do not intend to make or modify any loans to executive officers in the future.

	July 31,	January 31,
(In thousands)	2002	2003

Loans to executive officers	$14,865	$14,891
Loans to other employees	6,405	5,077

	$21,270	$19,968

One employee with previously outstanding loans totaling approximately $1.2 million became an executive officer during the first six months of fiscal 2003. Loans to executive officers totaling approximately $1.1 million were also repaid during the first half of fiscal 2003.

14.    Subsequent Events

On February 7, 2003, we completed the sale of our wholly-owned Japanese subsidiary, Intuit KK, to Advantage Partners, Inc., a private equity investment firm located in Japan. Under the terms of the final sale agreement, Advantage Partners purchased 100 percent of the outstanding Intuit KK stock for 9.5 billion yen or approximately $79 million as of February 7, 2003. We will record a gain on disposal of discontinued operations in the third quarter of fiscal 2003. See Note 6.

Our Premier payroll offering has been marketed and sold by Wells Fargo Bank to its customers under the bank’s brand. On February 12, 2003, we acquired for approximately $29 million in cash the rights to brand and market the offering to the Wells Fargo customers who currently use Intuit’s service.

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

We caution investors that forward-looking statements are only predictions, based on our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. Some of the important factors that could impact our future operating results and could cause our results to differ are discussed in this Item 2 under the caption “Risks That Could Affect Future Results.” We encourage you to read that section carefully. You should carefully consider those risks, in addition to the other information in this Report, in our Form 10-K for fiscal 2002 (filed with the SEC on September 25, 2002) and in our other filings with the SEC, before deciding to invest in our stock or to maintain or change your investment. We caution investors not to rely on these forward-looking statements, which reflect management’s analysis only as of the date of this Report. We undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law.

Overview

Intuit’s Mission. Intuit’s mission is to transform the way people run their businesses and manage their financial lives. Intuit is a leading provider of innovative small business and tax preparation software products and services that are designed for small businesses, consumers and accounting professionals. Our products and services fall into five principal categories: our QuickBooks line of small business accounting and business management solutions; small business products and services that include payroll, financial supplies, technical support and information technology solutions; TurboTax consumer tax products and services; ProSeries and Lacerte professional tax products and services; and our Intuit line of industry-specific vertical business management solutions.

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

Evolving Distribution Channels. We have been expanding our distribution channels to accommodate the expansion of the customer segments we serve and the range of products and services we offer. In the retail channel, we are selling an increasing proportion of our software products directly to a variety of retailers rather than through a few major distributors. As we offer more complex, higher priced software products than our traditional retail software products, we expect that direct sales will continue to become an increasingly important source of revenue and new customers. The direct channel is also becoming a more important channel for our traditional desktop products, including TurboTax. Finally, as we add products and services that are complimentary to our core products, we are focusing on strengthening our cross-selling capabilities. This allows us to generate additional revenue from our existing customers, particularly our small business customers.

Seasonality. Our tax businesses are highly seasonal. Sales of tax preparation products and services are heavily concentrated in the period from November through April. These seasonal patterns mean that our total net revenue is usually highest during our second and third quarters ending January 31 and April 30. Since fiscal 2000, we have seen an increasing portion of our Consumer Tax annual revenue recognized during the third quarter compared to the second quarter, and we expect that trend to continue during fiscal 2003. We typically report losses in our first and fourth quarters ending October 31 and July 31 when revenue from our tax businesses are minimal, but operating expenses to develop new products and services continue at relatively consistent levels.

Impact of Acquisitions. Our recent acquisitions of businesses and assets have affected the comparability of our results. We have completed six acquisitions since the beginning of fiscal 2002, which have affected the comparability of revenue between fiscal 2002 and 2003. The impairment and/or amortization of goodwill and other intangible assets we have acquired in connection with acquisitions has had a significant impact on our operating results, and on the comparability of results from period to period and year over year. During the second quarter and first six months of fiscal 2002, we recorded amortization of goodwill and other intangibles and other acquisition-related charges of $62.0 million and $103.0 million, which included a total of $22.0 million in impairment charges. Starting with the first quarter of fiscal 2003, we no longer amortize goodwill in accordance with Statement of Financial Standards No. 142. As a result, our acquisition-related charges significantly decreased during the second quarter and first half of fiscal 2003, to $9.2 million and $18.6 million.

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

Net Revenue – Revenue Recognition. Intuit derives revenues from the sale of packaged software products, product support, professional services, outsourced payroll services and multiple element arrangements that may include any combination of these items. We follow the appropriate revenue recognition rules for each type of revenue. See Note 1 of the financial statements, “Net Revenue.” In general, we recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collectibility is probable. However, determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report. For example, for multiple element arrangements we must make assumptions and judgments in order to allocate the total price among the various elements we must deliver, to determine whether vendor-specific evidence of fair value exists for each element and to determine whether and when each element has been delivered. If we were to change any of these assumptions or judgments, it could cause a material increase or decrease in the amount of revenue that we report in a particular period. Revenue that we cannot recognize in a particular period is reflected on our balance sheet as deferred revenue and recognized over time as the applicable revenue recognition criteria are satisfied. When we acquire a company, we review its revenue recognition policies promptly and bring them into compliance with our revenue recognition policies where necessary.

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

•	Reserves for Uncollectible Accounts Receivable. We make ongoing assumptions relating to the collectibility of our accounts receivable. The accounts receivable amount on our balance sheet includes a reserve for accounts that might not be paid. In determining the amount of the reserve, we consider our historical level of credit losses. We also make judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and we assess current economic trends that might impact the level of credit losses in the future. Our reserves have generally been adequate to cover our actual credit losses. However, since we cannot reliably predict future changes in the financial stability of our customers, we cannot guarantee that our reserves will continue to be adequate. If actual credit losses are significantly greater than the reserve we have established, that would increase our general and administrative expenses and reduce our reported net income. Conversely, if actual credit losses are significantly less than our reserve, this would eventually decrease our general and administrative expenses and increase our reported net income. See Note 1 of the financial statements, “Concentration of Credit Risk and Significant Customers and Suppliers,” for more information about our accounts receivable.

•	Goodwill, Purchased Intangibles and Other Long-Lived Assets – Impairment Assessments. We make judgments about the recoverability of goodwill, purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate that an other-than-temporary impairment in the remaining value of the assets recorded on our balance sheet may exist. We test the impairment of goodwill annually or more frequently if indicators of impairment arise. In order to estimate the fair value of long-lived assets, we make various assumptions about the future prospects for the business that the asset relates to and typically estimate future cash flows to be generated by these businesses. Based on these assumptions and estimates, we determine whether we need to take an impairment charge to reduce the value of the asset stated on our balance sheet to reflect its estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. More conservative assumptions of the anticipated future benefits from these businesses would result in greater impairment charges, which would decrease net income and result in lower asset values on our balance sheet. Conversely, less conservative assumptions would result in smaller impairment charges, higher net income and higher asset values. At January 31, 2003, we had $583.9 million in goodwill and $124.3 million in intangible assets on our balance sheet. See Note 1, “Goodwill, Purchased Intangible Assets and Other Long-lived Assets” and “Recent Pronouncements,” and Note 3 of the financial statements for more information about how we make these judgments.

•	Income Taxes – Estimates of Effective Tax Rates, Deferred Taxes and Valuation Allowance. When we prepare our consolidated financial statements, we estimate our income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be realized. To the extent we believe that realization is not likely, we establish a valuation allowance. When we establish a valuation allowance or increase this allowance in an accounting period, we must record a tax expense in our statement of operations. See Note 10 of the financial statements.

Management must make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. Our net deferred tax asset as of January 31, 2003 was $234.1 million, net of the valuation allowance of $6.8 million. We recorded the valuation allowance to reflect uncertainties about whether we will be able to utilize some of our deferred tax assets (consisting primarily of certain net operating losses carried forward by our international subsidiaries and certain state capital loss carryforwards) before they expire. The valuation allowance is based on our estimates of taxable income for the jurisdictions in which we operate and the period over which our deferred tax assets will be realizable. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, we cannot assure that we will not be required to increase the valuation allowance to take into account additional deferred tax assets that we may be unable to realize. An increase in the valuation allowance would have an adverse impact, which could be material, on our income tax provision and net income in the period in which we make the increase.

Results of Operations

Total Net Revenue

Total net revenue of $558.1 million and $770.9 million increased 17% and 22% in the second quarter and first six months of fiscal 2003 compared to the second quarter and first six months of fiscal 2002. The following is a discussion of total net revenue by reportable segment for those periods. In the second quarter of fiscal 2003, we revised our fiscal 2002 reportable segments to reflect the way we currently manage and view our businesses. We determined that the QuickBooks product component of our fiscal 2002 Small Business segment was a separate reportable segment and we combined our fiscal 2002 Employer Services segment with the balance of Small Business to arrive at the fiscal 2003 segment called Small Business Products and Services. We began reporting Vertical Business Management Solutions (formerly Small Business Verticals) as a separate segment in fiscal 2003. Finally, we combined our fiscal 2002 Personal Finance and Global Business segments to arrive at the fiscal 2003 segment called Other Businesses. We have reclassified previously reported fiscal 2002 and first quarter fiscal 2003 segment results to conform to the second quarter fiscal 2003 presentation. See Note 7 of the financial statements for additional information about our reportable segments.

QuickBooks

QuickBooks product revenue is derived primarily from QuickBooks desktop software products. QuickBooks services revenue is derived from QuickBooks Online Edition.

QuickBooks total net revenue of $93.5 million increased 11% in the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002. The revenue increase reflected 9% higher unit sales, including unit sales of two new products with enhanced functionality that we did not offer during the second quarter of fiscal 2002 – QuickBooks Point of Sale and QuickBooks Enterprise Solutions. These new products were launched at the end of fiscal 2002 as part of our Right for My Business strategy and have significantly higher average selling prices than our traditional line of QuickBooks products. Revenue from our QuickBooks Basic and Pro products increased 9% due primarily to higher average selling prices. Finally, sales of QuickBooks Pro for Mac, which we launched in the second quarter of fiscal 2003, also contributed to revenue growth.

QuickBooks total net revenue of $131.5 million increased 21% in the first six months of fiscal 2003 compared to the same period of the prior year. The increase was due primarily to 15% higher unit sales and 17% higher average selling prices due to the fiscal 2002 introduction of our higher-priced QuickBooks products. For the full fiscal year, we expect QuickBooks revenue to grow 20 to 30%.

Small Business Products and Services

Small Business Products and Services product revenue is comprised of QuickBooks Do-It-Yourself Payroll, financial supplies and software solutions that help businesses manage their information technology resources and assets. Services revenue for this segment is comprised of outsourced payroll services and QuickBooks support plans. Our outsourced payroll services consist of QuickBooks Assisted Payroll Service, a payroll service that is integrated with QuickBooks and handles the back-end aspects of payroll processing, including tax payments and filings; and Intuit Payroll Services Complete Payroll, which provides traditional, full service payroll processing, tax payment and check delivery services. Intuit Payroll Services Complete Payroll encompasses the business of CBS

Employer Services, Inc. (CBS), which we acquired in the fourth quarter of fiscal 2002. Our outsourced payroll business also includes our Premier Payroll Service. Other revenue for this segment consists of royalties from small business online transactions such as QuickBooks Merchant Account Service and QuickBooks Online Billing.

Small Business Products and Services total net revenue of $120.7 million and $221.5 million increased 33% and 31% in the second quarter and first six months of fiscal 2003 compared to the same periods of fiscal 2002. Growth in this segment was driven primarily by increases in payroll revenue and the acquisition of Intuit Information Technology Solutions (IITS), formerly Blue Ocean Software, Inc., in the first quarter of fiscal 2003.

Payroll total net revenue increased 33% in the second quarter of fiscal 2003 compared to the second quarter of the prior year. Payroll product revenue increased 22% due to 10% higher unit sales and 11% higher average selling prices driven by price increases. Payroll services revenue increased 44% due almost entirely to our acquisition of CBS. IITS contributed $11.1 million or 37% of segment revenue growth during the second quarter of fiscal 2003. QuickBooks support revenue grew 26% due to a 24% increase in the number of support plans sold and continued strength in the higher-priced support plans for higher-end QuickBooks products, such as QuickBooks Premier, QuickBooks Point of Sale and QuickBooks Enterprise Solutions, that we introduced during fiscal 2002.

Payroll total net revenue increased 36% in the first six months of fiscal 2003 compared to the same period of the prior year, due primarily to 25% growth in payroll product revenue because of higher unit sales and higher average selling prices and 48% growth in payroll services revenue due almost entirely to our acquisition of CBS. We expect the CBS component of Intuit Payroll Services Complete Payroll to continue to be a significant source of growth for our payroll business during the remainder of fiscal 2003. IITS contributed $17.1 million or 32% of segment revenue growth during the first six months of fiscal 2003, while QuickBooks support revenue grew 31% on strength in support plans for higher-priced QuickBooks products. We expect IITS and QuickBooks support to continue to be important sources of revenue growth for this segment during the remainder of fiscal 2003.

Consumer Tax

Consumer Tax product revenue is derived primarily from TurboTax federal and state consumer desktop tax preparation products. Consumer Tax services revenue is derived primarily from TurboTax for the Web online tax preparation services and consumer electronic filing services.

Consumer Tax total net revenue of $95.2 million and $101.3 million increased 11% and 12% in the second quarter and first six months of fiscal 2003 compared to the same periods of the prior year. TurboTax for the Web revenue increased $4.9 million or 242% in the second quarter due to 46% unit growth and higher average selling prices for federal tax offerings with advanced functionality. Electronic filing revenue was up 85% in the second quarter of fiscal 2003. Desktop units were down 8% in the second quarter due in part to our increasing use of retail consignment, for which revenue is not recognized until the end user sale is confirmed. The decrease is also due in part to a new direct marketing program called MyCD that we initiated this year. In this campaign, we shipped TurboTax directly to customers early in the season. This has the effect of delaying revenue to the time customers use and pay for the product, rather than when they purchase it at a retail store or from Intuit directly. Due to the seasonal nature of our Consumer Tax business, first quarter fiscal 2002 and fiscal 2003 revenue was nominal.

Since fiscal 2000, we have seen an increasing portion of our Consumer Tax annual revenue growth during the third quarter compared to the second quarter, and we expect that trend to continue during fiscal 2003. This trend results in part from more customers using our Web-based tax offerings, for which revenue peaks later in the tax season. However, retail sales have also shifted to later in the tax season, in part because of our increasing use of consignment in that channel. This year, two additional dynamics are contributing to the shift. First, as noted above, our MyCD marketing campaign is delaying revenue to the third quarter. Second, we incorporated product activation technology in certain TurboTax products this year in an effort to curb multiple unauthorized uses of a single product. If a copy is “passed along” to another user, we would not recognize the additional revenue from the second user until that user activates and pays for the product — which would be later in the season.

We will not have complete results for the entire 2002 tax season until late in the fiscal year. There are ongoing risks and uncertainties associated with our Consumer Tax business, including intense competition that could result in lower average selling prices and/or a decline in our share of desktop software sales, and the uncertain impact of product activation.

Professional Tax and Accountants’ Solutions

Professional Tax and Accountants’ Solutions (“PTAS”) product revenue is derived primarily from ProSeries and Lacerte professional tax preparation software products. PTAS services revenue is derived primarily from electronic filing and training services.

PTAS total net revenue of $151.2 million and $158.5 million increased 9% in the second quarter and first six months of fiscal 2003 compared to the same periods of the prior year. The increases are due to price increases related to product enhancements, an increase in cross-sell efforts to the existing tax client base and an increase in the number of customers. Our PTAS business is highly seasonal and we will not have complete results for the entire 2002 tax season until late in the fiscal year.

Vertical Business Management Solutions

Vertical Business Management Solutions (“VBMS”) revenue is derived from four businesses that we acquired in fiscal 2002 that provide small business management solutions for vertical industries. Those businesses are Intuit Distribution Management Solutions, Intuit MRI Real Estate Solutions, Intuit Construction Business Solutions, and Intuit Public Sector Solutions. VBMS product revenue is derived from business management software that is specific to the industries these businesses serve. VBMS services revenue consists primarily of technical support, installation, consulting and training services.

These vertical businesses contributed $24.0 million to second quarter 2003 revenue and $42.8 million to revenue for the first six months of fiscal 2003. We expect 10% to 30% revenue growth for these businesses in the aggregate during fiscal 2003, over their aggregate revenue for the comparable period before we acquired them.

Other Businesses

Other Businesses consist primarily of personal finance and Canada. Personal finance product revenue is derived primarily from Quicken desktop software products. Personal finance services revenue is minimal while other revenue consists of fees from consumer online transactions and Quicken.com advertising revenue. In Canada, product revenue is derived primarily from localized versions of QuickBooks and Quicken as well as QuickTax desktop software products. Services revenue in Canada consists primarily of revenue from software maintenance contracts sold with QuickBooks.

Other Businesses total net revenue of $73.5 million and $115.4 million was essentially flat in the second quarter and first six months of fiscal 2003 compared to the second quarter and first six months of fiscal 2002. Personal finance total net revenue of $40.0 million and $77.2 million decreased 13% and 9% while Quicken product revenue declined 6% and 1%, reflecting the continuing overall lack of growth in the personal finance desktop software category. Aggregate average selling prices in the retail channel were 5% higher due to the second quarter fiscal 2002 introduction of Quicken Premier and price increases for the Home and Business product. Lower unit sales more than offset the higher average selling prices. Personal finance other revenue decreased 14% in the second quarter and first six months of fiscal 2003 compared to the same periods of fiscal 2002 due to the continuing industry-wide slowness in spending by purchasers of Internet advertising and our exit from certain online businesses in fiscal 2002. We expect the market for our personal finance offerings to continue to decline during the remainder of fiscal 2003. Total net revenue from Canada of $31.2 million and $33.3 million increased 45%and 31% in the second quarter and first half of fiscal 2003 compared to the second quarter and first half of fiscal 2002. The Canadian introduction of Right for Me consumer tax products targeted at investors, those who maintain home offices and taxpayers preparing for retirement increased average selling prices by 24% and unit sales by 20% in the fiscal 2003 periods.

Cost of Revenue

		% of		% of			% of		% of
	Q2	Related	Q2	Related	Q2%	YTD	Related	YTD	Related	YTD %
(Dollars in millions)	FY02	Revenue	FY03	Revenue	Change	FY02	Revenue	FY03	Revenue	Change

Cost of revenue:
Cost of products	$71.6	17%	$71.1	15%	(1%)	$102.3	20%	$99.8	16%	(2%)
Cost of services	28.5	63%	39.6	53%	39%	52.7	68%	76.2	58%	45%
Cost of other revenue	6.2	35%	5.2	30%	(16%)	11.3	34%	9.8	30%	(13%)
Amortization of purchased software	7.2	n/a	3.5	n/a	(51%)	8.9	n/a	6.5	n/a	(27%)

Total cost of revenue	$113.5	24%	$119.4	21%	5%	$175.2	28%	$192.3	25%	10%

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

Cost of products as a percentage of product revenue decreased to 15% and 16% in the second quarter and first half of fiscal 2003 from 17% and 20% in the same periods of fiscal 2002. This was primarily due to strong sales of our new higher-priced QuickBooks products: QuickBooks Premier, QuickBooks Point of Sale and QuickBooks Enterprise. These products have higher prices but essentially the same manufacturing costs as our lower-priced QuickBooks products, resulting in lower cost of revenue per unit. We also continued to improve the packaging design for certain products and streamline some of our manufacturing processes during the second quarter and first half of fiscal 2003. This enabled us to reduce the per-unit materials, manufacturing and shipping costs for our shrink-wrap software products, resulting in cost savings. We expect both of these factors to continue during the remainder of fiscal 2003, resulting in slightly lower cost of products as a percentage of product revenue for the full fiscal year compared to fiscal 2002.

Cost of services as a percentage of services revenue decreased to 53% and 58% in the second quarter and first six months of fiscal 2003 from 63% and 68% in the second quarter and first six months of fiscal 2002. These decreases were primarily attributable to the growth in our outsourced payroll business during the second quarter and first half of fiscal 2003. As this business grows, we are leveraging our historical investments in data center and other infrastructure to reduce the unit cost and improve the profitability of outsourced payroll services. We expect lower cost of services during the remainder of fiscal 2003 due to this factor and because starting in the third quarter of fiscal 2003 we will no longer pay royalties on our Premier payroll business to Wells Fargo Bank. See Note 14 of the financial statements.

Cost of other revenue as a percentage of other revenue decreased to 30% in the second quarter and first half of fiscal 2003 from 35% and 34% in the same periods of fiscal 2002. In the first quarter of fiscal 2002, we moved a large number of servers that supported Quicken.com from an external hosting company to our own data center and streamlined the infrastructure. Over time, this led to decreased cost of other revenue for this business.

Amortization of purchased software for the second quarter and first six months of fiscal 2002 included a $5.2 million impairment charge for intangible assets related to Quicken.com advertising revenue. Routine amortization charges increased in the second quarter and first six months of fiscal 2003 compared to the same periods of fiscal 2002 as a result of additional amortization for purchased intangible assets relating to the acquisitions we completed in the fourth quarter of fiscal 2002.

Operating Expenses

		% Total		% Total			% Total		% Total
	Q2	Net	Q2	Net	Q2%	YTD	Net	YTD	Net	YTD %
(Dollars in millions)	FY02	Revenue	FY03	Revenue	Change	FY02	Revenue	FY03	Revenue	Change

Customer service and technical support	$50.3	11%	$55.6	10%	11%	$86.0	14%	$95.2	12%	11%
Selling and marketing	74.7	16%	97.8	18%	31%	131.0	21%	172.6	22%	32%
Research and development	51.4	11%	66.1	12%	29%	98.8	16%	130.2	17%	32%
General and administrative	28.8	6%	38.4	7%	33%	55.0	9%	78.0	10%	42%

Subtotal	205.2	43%	257.9	46%	26%	370.8	58%	476.0	62%	28%
Charge for purchased research and development	—	n/a	1.1	0%	n/a	—	n/a	8.9	1%	n/a
Acquisition-related charges	62.0	13%	9.2	2%	(85%)	103.0	16%	18.6	2%	(82%)
Loss on impairment of long-lived asset	—	n/a	—	n/a	n/a	27.00	4%	—	n/a	(100%)

Total operating expenses	$267.2	56%	$268.2	48%	0%	$500.8	79%	$503.5	65%	1%

Overview of Operating Expenses

Total operating expenses were essentially flat in the second quarter and first half of fiscal 2003 compared to the same periods of fiscal 2002. Core operating expenses (which are subtotaled in the table above) increased 26% and 28% in those periods, while acquisition-related charges decreased dramatically. Acquisition-related charges declined because we no longer amortize goodwill and because there were no impairment charges for goodwill or intangible assets during the second quarter and first six months of fiscal 2003.

Customer Service and Technical Support

Customer service and technical support expenses were 10% and 12% of total net revenue in the second quarter and first six months of fiscal 2003, compared to 11% and 14% in the same periods of fiscal 2002. We continued to improve our efficiency in fiscal 2003 by increasing the proportion of customer service and technical support we provide through less expensive methods such as Web sites, online chat, email and other electronic means. We benefited from the fiscal 2002 implementation of a number of successful process excellence initiatives that reduced costs while maintaining or increasing service levels. Since support costs are to some extent driven by unit sales, we also began to experience somewhat lower support costs as a percentage of total net revenue due to the addition to the product mix of our newer versions of QuickBooks that have higher average selling prices. However, these benefits were partially offset by increased demand for customer service and technical support due to the increasing complexity of our products and to customer questions relating to product activation technology in TurboTax desktop products. We expect to continue to benefit from lower cost, more scalable electronic customer service and technical support delivery mechanisms and from product mix in the remainder of fiscal 2003.

Selling and Marketing

Selling and marketing expenses were 18% and 22% of total net revenue in the second quarter and first half of fiscal 2003, compared to 16% and 21% in the second quarter and first half of fiscal 2002. In fiscal 2003, selling and marketing expenses increased in absolute dollars and as a percentage of total net revenue as we continued to expand our small business marketing programs to support the Right for My Business strategy announced in September 2001. Marketing expenses for our new QuickBooks products with advanced functionality increased approximately $8 million or 5% of total selling and marketing expenses in the first six months of fiscal 2003 compared to the same period of fiscal 2002. Marketing expenses also increased as we expanded marketing programs to support our Consumer Tax Right for Me strategy introduced this tax season. Finally, we added selling and marketing expenses for our newly acquired vertical business management operations in the first half of fiscal 2003. These increases were partially offset by a decrease in selling and marketing expenses as a percentage of total net revenue for our payroll business due to significant revenue growth in that segment. We expect selling and marketing expenses to increase as a percentage of total net revenue in the remainder of fiscal 2003 as we continue to expand marketing programs for our new QuickBooks products as well as for the other Right for My Business products and services we recently introduced and those we expect to introduce in the remainder of fiscal 2003.

Research and Development

Research and development expenses were 12% and 17% of total net revenue in the second quarter and first six months of fiscal 2003, compared to 11% and 16% in the same periods of fiscal 2002. Research and development expenses in absolute dollars increased 29% and 32% in the second quarter and first half of fiscal 2003 compared to the second quarter and first half of fiscal 2002. Research and development expenses did not include labor costs capitalized in connection with internal use software projects of $10.5 million for the first six months of fiscal 2003 and $4.6 million for the first six months of fiscal 2002. During fiscal 2003, we continued to invest in new products, particularly those that support our small business Right for My Business and Consumer Tax Right for Me strategies. We also added research and development expenses for our newly acquired vertical business management solutions. During the remainder of fiscal 2003, we expect to continue to make significant investments in research and development, particularly for new small business and vertical business management solutions products and services.

General and Administrative

General and administrative expenses were 7% and 10% of total net revenue in the second quarter and first six months of fiscal 2003, compared to 6% and 9% in the same periods of fiscal 2002. General and administrative expenses increased in absolute dollars and as a percentage of total net revenue in the second quarter and first half of fiscal 2003 primarily due to acquisition integration costs, the addition of general and administrative expenses for the companies we acquired in the fourth quarter of fiscal 2002 and higher insurance costs. We expect general and administrative expenses as a percentage of total net revenue to continue to exceed fiscal 2002 levels because of these factors.

Acquisition-Related Charges

In the second quarter and first half of fiscal 2003, acquisition-related charges were $9.2 million and $18.6 million, compared to $62.0 million and $103.0 million in the same periods of fiscal 2002. For the second quarter and first six months of fiscal 2002, acquisition-related charges included the amortization of goodwill, purchased intangible assets and deferred compensation expenses arising from acquisitions. They also included impairment charges of $22.0 million. Beginning with the first quarter of fiscal 2003, acquisition-related charges no longer included amortization of goodwill due to our adoption of SFAS 142. See Note 1, “Recent Pronouncements,” and Note 3 of the financial statements.

Loss on Impairment of Long-lived Asset

The fiscal 2002 loss on impairment of long-lived asset related to the impairment of the asset we received from the purchaser of our Quicken Bill Manager business in May 2001. We regularly perform reviews to determine if the carrying values of our long-lived assets are impaired. During the first quarter of fiscal 2002, events and circumstances indicated impairment of this asset. Based on our resulting analysis of the asset’s fair value, we recorded a charge of $27.0 million in the first quarter of fiscal 2002 to reduce the carrying value of this asset to its estimated fair value of zero, reflecting the deteriorating financial condition of the purchasing company.

Non-Operating Income and Expenses

Interest and Other Income

In the second quarter and first six months of fiscal 2003, interest and other income was $7.8 million and $16.6 million, compared to $7.6 million and $17.5 million in the same periods of fiscal 2002. In general, the interest income that we earn on our cash and short-term investment balances has been decreasing due in part to a continuing decline in market interest rates compared to the same periods of the prior year. Our interest income has also been decreasing as a result of lower average cash and short-term investment balances during fiscal 2003 due to our use of cash to fund our acquisitions and our stock repurchase program. Partially offsetting decreases due to these factors was interest income of $1.6 million and $3.8 million we recorded in the second quarter and first six months of fiscal 2003 in connection with the line of credit we extended to the company that purchased our Quicken Loans mortgage business on July 31, 2002. The line of credit was repaid in full in January 2003. See Note 5, Note 6 and Note 11 of the financial statements. Interest earned on customer payroll deposits is reported as revenue for our payroll business, and is not included in interest and other income.

Gains (Losses) on Marketable Securities and Other Investments, Net of Taxes

We recorded pre-tax net gains relating to marketable securities and other investments of $2.8 million and $3.1 million in the second quarter and first half of fiscal 2003. We recorded a pre-tax net gain of $1.6 million in the second quarter of fiscal 2002 and a pre-tax net loss of $10.6 million in the first six months of fiscal 2002. The net loss in the first six months of fiscal 2002 included charges of $7.2 million for declines during the period in the market prices of our trading securities and S-1 options and $3.3 million to write down certain long-term investments for which the decline in fair value below carrying value was other-than-temporary. We sold all of our trading securities in the first quarter of fiscal 2002.

Income Taxes

In the second quarter and first six months of fiscal 2003, we recorded income tax provisions of $55.9 million and $29.9 million on pre-tax income from continuing operations of $181.3 million and $94.9 million, resulting in effective tax rates of approximately 31% and 32%. In the second quarter of fiscal 2002, we recorded an income tax provision of $4.7 million on pre-tax income from continuing operations of $104.6 million, resulting in an effective tax rate of approximately 4%. In the first six months of fiscal 2002, we recorded an income tax benefit of $31.5 million on a pre-tax loss of $34.9 million, resulting in an effective tax rate of 90%. The fiscal 2002 effective tax rates reflected a one-time benefit in the second quarter of $34.4 million related to the our sale of Venture Finance Software Corporation and costs from impairment charges in the first and second quarters of $9.0 million and $5.4 million, respectively. Excluding these benefits and charges, the effective tax rates for the second quarter and first six months of fiscal 2002 would have been approximately 32% and 33%.

As of January 31, 2003, we had net deferred tax assets of $234.1 million, which included a valuation allowance of $6.8 million for net operating loss carryforwards relating to our international subsidiaries and certain state capital loss carryforwards. The allowance reflects management’s assessment that we may not receive the benefit of certain loss carryforwards of our international subsidiaries and capital loss carryforwards in certain state jurisdictions. While we believe our current valuation allowance is sufficient, it may be necessary to increase this amount if it becomes more likely that we will not realize a greater portion of the net deferred tax assets. We assess the need for an adjustment to the valuation allowance on a quarterly basis.

Discontinued Operations

On July 31, 2002, we sold our Quicken Loans mortgage business segment and accounted for the sale as discontinued operations. In accordance with APB Opinion No. 30, the operating results of Quicken Loans have been segregated from continuing operations in our statement of operations for all periods prior to the sale. In October 2002, we sold our residual equity interest in the purchasing company and recognized a gain of $5.6 million, net of income taxes, on the transaction. See Note 6 of the financial statements.

On December 23, 2002, we signed a definitive agreement to sell our wholly-owned Japanese subsidiary, Intuit KK, for 9.5 billion yen or approximately $79 million as of February 7, 2003, the date the transaction was completed. We will record a gain on disposal of discontinued operations in the third quarter of fiscal 2003. In accordance with SFAS No. 144, the operating results of Intuit KK have been segregated from continuing operations in our statement of operations for all periods presented. See Note 6 and Note 14 of the financial statements.

Liquidity and Capital Resources

At January 31, 2003, our cash and cash equivalents and short-term investments totaled $1.1 billion, a $131.7 million decrease from July 31, 2002. The decrease was primarily due to our use of cash for our stock repurchase program, for an increase in accounts receivable reflecting the strong seasonality of our business and for an acquisition.

We generated $166.6 million in cash from our operations during the six months ended January 31, 2003. One of the principal components of cash provided by operations was an increase of $93.6 million in other current liabilities due mainly to higher reserves for returns and rebates that reflect the seasonality of our business. Other significant components of cash provided by operations were net income from continuing operations of $64.9 million and adjustments made for non-cash expenses, including depreciation charges of $36.1 million and acquisition-related charges, charges for purchased research and development and amortization of purchased software totaling $34.0 million. Cash generated by these and other operating activities was partially offset by an increase of $188.0 million in accounts receivable, reflecting the seasonality of our business.

We used $130.7 million in cash for investing activities during the first half of fiscal 2003. Our primary use of cash for investing activities was for the acquisition of Blue Ocean Software, Inc., which totaled $171.7 million net of cash we acquired. We generated cash from short-term investments of $95.4 million during the period, with proceeds of $748.7 million from the sale upon maturity of certain short-term investments partially offset by reinvestments of $653.3 million. As a result of our continued investment in information systems and infrastructure, we also purchased $55.0 million in property and equipment.

We used $334.0 million in cash for our financing activities in the first six months of fiscal 2003. The primary component of cash used in financing activities was $423.2 million for the repurchase of treasury stock through our stock repurchase program. See Note 11 of the financial statements. This was partially offset by proceeds of $90.6 million we received from the issuance of common stock under employee stock plans.

In May 2001, Intuit’s Board of Directors authorized the company to repurchase up to $500.0 million of common stock over a three-year period. In July 2002, our Board of Directors increased the authorized purchase amount by $250.0 million to a total of $750.0 million. From inception of the program through December 4, 2002, we repurchased a total of 16.6 million shares of our common stock for $750.0 million. The stock repurchase program was concluded in December 2002 when the authorized purchase amount under the program was reached.

In the normal course of business, we enter into leases for new or expanded facilities in both domestic and global locations. We also evaluate, on an ongoing basis, the merits of acquiring technology or businesses, or establishing strategic relationships with and investing in other companies. We may decide to use cash and cash equivalents to fund such activities in the future.

In connection with the sale of our Quicken Loans mortgage business in July 2002, we agreed to continue providing to the purchasing company an interest-bearing line of credit of up to $375.0 million to fund mortgage loans for a transition period of up to six months. The line was secured by the related mortgage loans and had an outstanding balance of $245.6 million at July 31, 2002 and $180.1 million at October 31, 2002. The line was repaid in full in January 2003. See Note 6 of the financial statements.

Outstanding loans to executive officers and other employees totaled $21.3 million at July 31, 2002 and $20.0 million at January 31, 2003. Loans to executive officers are primarily relocation loans. Loans are generally interest-bearing, secured by real property and have maturity dates of up to 10 years. All interest payments are current in accordance with the terms of the loan agreements. Consistent with the requirements of the Sarbanes-Oxley legislation enacted on July 30, 2002, none of these loans were made or modified since July 30, 2002 and we do not intend to make or modify executive loans in the future. See Note 13 of the financial statements.

We believe that our cash, cash equivalents and short-term investments will be sufficient to meet anticipated seasonal working capital and capital expenditure requirements for at least the next twelve months.

The following table summarizes our contractual obligations to make future payments at January 31, 2003:

	Payments Due by Period

(In millions)	Less than 1	1-3	3-5	More than 5
Contractual Obligations	year	years	years	years	Total

Restricted cash	$10.8	$—	$—	$—	$10.8
Short-term notes payable	2.7	—	—	—	2.7
Long-term debt	—	7.4	2.3	3.1	12.8
Operating leases	30.2	43.6	29.6	19.8	123.2
Other obligations	24.4	—	—	—	24.4

Total contractual cash obligations	$68.1	$51.0	$31.9	$22.9	$173.9

Restricted cash at January 31, 2003 included $5.8 million that we held in escrow in connection with our fiscal 2002 acquisition of CBS Employer Services, Inc. The escrow period expires in June 2003. Restricted cash at January 31, 2003 also included $5.0 million for product rebates due our customers.

Other obligations at January 31, 2003 consisted of amounts we owe to former stockholders of CBS Employer Services, Inc. in connection with our acquisition of that company in the fourth quarter of fiscal 2002. This contractual obligation is included in other current liabilities on our balance sheet. See Note 9 of the financial statements.

Reserves for Returns and Rebates

     Activity in our reserves for product returns and for rebates during the first six months of fiscal 2003 and comparative balances at January 31, 2002 were as follows:

	Balance	Additions		Balance	Balance
	July 31,	Charged to	Returns/	January 31,	January 31,
(In thousands)	2002	Expense	Redemptions	2003	2002

Reserve for product returns	$32,095	$93,854	$(56,025)	$69,924	$68,722
Reserve for rebates	8,169	89,091	(41,797)	55,463	34,908

Reserves for product returns were slightly higher at January 31, 2003 compared to January 31, 2002 because of revenue growth and the increased complexity of new QuickBooks products such as QuickBooks Enterprise Solutions, which we reserve at a higher rate than our QuickBooks Basic and Pro products. Reserves for rebates are higher at January 31, 2003 compared to January 31, 2002 because of an increase in end-user rebates in fiscal 2003.

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

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit and Disposal Activities.” This statement revises the accounting for activities relating to exiting or disposing of businesses or assets under EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” A formal commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most exit and disposal costs. Instead, companies will record exit or disposal costs when they are incurred and can be measured at fair value, and will subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS 146, and liabilities that were recorded under EITF Issue No. 94-3 are not affected. We will assess the impact of adoption of SFAS 146 based on the nature of any exit or disposal activities that are ongoing at that time.

On December 31, 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This statement amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial statements. The amendment of the transition and annual disclosure requirements of SFAS 123 are effective for fiscal years ending after December 15, 2002. The amendment of the disclosure requirements of APB Opinion No. 28 is effective for financial reports containing condensed consolidated financial statements for interim periods beginning after December 15, 2002. Since we have not elected to change to the fair value based method of accounting for stock-based employee compensation, the transition provisions of SFAS 148 had no impact on our financial position, results of operations or cash flows. We adopted the disclosure provisions of this statement in the first quarter of fiscal 2003. See Note 11 of the financial statements.

In November 2002, the FASB issued Financial Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of this interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We are currently evaluating the potential impact of FIN 45. If FIN 45 is applicable to us, our prospective revenue, cost of revenue and operating expenses could be negatively affected.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires us to consolidate a variable interest entity if we are subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Some of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We do not currently have any variable interest entities and, accordingly, we do not expect our adoption of FIN 46 to have a material impact on our financial position, results of operations or cash flows.

Risks That Could Affect Future Results

The factors discussed below are cautionary statements that identify important risks and trends that could impact our future operating results and could cause actual results to differ materially from those anticipated in the forward-looking statements in this Report. Our fiscal 2002 Form 10-K and other SEC filings contain additional details about these risks, as well as other risks that could affect future results.

Company-Wide Risk Factors

Our revenue and earnings are highly seasonal. Seasonality and other factors cause significant quarterly and annual fluctuations in our revenue and net income. Several of our businesses are highly seasonal — particularly our tax businesses, but also small business to a lesser extent. This causes significant quarterly fluctuations in our financial results. Revenue and operating results are usually strongest during the second and third fiscal quarters ending January 31 and April 30. We experience lower revenues, and often significant operating losses, in the first and fourth quarters ending October 31 and July 31. Recently we have experienced an increasing concentration of revenue and net income in the third fiscal quarter. Our financial results can also fluctuate from quarter to quarter and year to year due to a variety of factors, including changes in product release dates, and the timing of acquisitions, dispositions, goodwill and intangible assets impairment charges and gains and losses related to marketable securities.

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

Business integration of acquired companies can present challenges and we may not fully realize the intended benefits of our acquisitions. During the past few years, we have completed numerous acquisitions. These acquisitions have expanded our product and service offerings, personnel and geographic locations. Integrating and organizing acquired businesses creates challenges for our operational, financial and management information systems, as well as for our product development processes. This can put a strain on our resources and be expensive and time consuming. If we do not adequately address issues presented by growth through acquisitions, we may not fully realize the intended benefits (including financial benefits) of these acquisitions.

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

Acquisition-related costs can cause significant fluctuation in our net income. Our recent acquisitions have resulted in significant expenses, including amortization of purchased software (which is reflected in cost of revenue), as well as charges for in-process research and development, and amortization and impairment of goodwill, purchased intangibles and deferred compensation (which are reflected in operating expenses). Total acquisition-related costs in the categories identified above were $263.0 million in fiscal 2001, $196.0 million in fiscal 2002 and $34.0 million in the first half of fiscal 2003. Fiscal 2003 acquisition-related costs have declined primarily because of a change in accounting for goodwill. However, we may incur less frequent, but larger, impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions as we continue to expand our business. We expect total acquisition-related costs for fiscal 2003 to be approximately $66.0 million, assuming no additional acquisitions or impairment charges. As of January 31, 2003, we had an unamortized goodwill balance of approximately $583.9 million, which could be subject to impairment charges in the future. Additional acquisitions, and any additional impairment of the value of purchased assets, could have a significant negative impact on our future operating results.

If we are required to account for options under our employee stock plans as a compensation expense, it would significantly reduce our net income and earnings per share. There has been increasing public debate about the proper accounting treatment for employee stock options. Although we are not currently required to record any compensation expense in connection with option grants that have an exercise price at or above fair market value, it is possible that future laws or regulations will require us to treat all stock options as a compensation expense. Note 11 of the financial statements shows the impact that such a change in accounting treatment would have had on our net income (loss) and net income (loss) per share if it had been in effect during the reporting periods shown and if the compensation expense were calculated as described in Note 11.

The general decline in economic conditions could lead to reduced demand for our products and services. The continuing downturn in general economic conditions has led to reduced demand for a variety of goods and services, including software and other technology products. If conditions decline, or fail to improve, in geographic areas that are significant to us, such as the United States and Canada, we could see a significant decrease in the overall demand for our products and services that could harm our operating results.

If we do not continue to successfully develop new products and services in a timely manner, our future financial results will suffer. Over the past two years, we have introduced a number of new desktop software products that are specially designed for specific businesses and consumer needs. We believe that it is necessary to continually develop new products and services and to improve existing products and services to remain competitive in the markets we serve. Failure to do so may give competitors opportunities to improve their competitive position at our expense and result in declines in our revenue and earnings. However, developing and improving our products and services becomes more complex as we increase the number of software products that we offer. The development and enhancement processes involve several risks, including challenges in hiring and retaining highly qualified employees, the risk of delays in product and service launches and the risk of defects that hinder performance.

The expansion of our product and service offerings creates risks due to the increasing complexity and decreasing predictability of our revenue streams. Our expanding range of products and services generates more varied revenue streams than our traditional desktop software businesses. The accounting policies that apply to these revenue streams are more complex than those that apply to our traditional products and services. We expect this trend to continue with future acquisitions. For example, as we begin to offer additional features and options as part of multiple-element sales arrangements, we could be required to defer a higher percentage of our product revenue at the time of sale than we do for traditional products, which would decrease revenue at the time products are shipped, but result in more revenue in fiscal periods after shipment. In addition, some of our newer businesses offer higher-priced business management software products and services. Revenue attributable to these higher priced products and services tends to be less predictable than revenue from our traditional desktop products, due to longer sales and implementation cycles. These businesses also tend to rely on a relatively small number of large orders for a substantial portion of their revenue in a particular quarter, which could cause our quarterly revenue from these businesses to fluctuate.

The expansion of our product and service offerings creates risks due to the operational infrastructure required to support our expanded portfolio of products and services. Many of our newer businesses depend on a different operational infrastructure than our desktop software businesses, and we must continually develop, expand and modify our internal systems and procedures – including call center, customer management, order management, billing and other systems – to support these businesses.

Despite our efforts to adequately staff and equip our customer service and technical support operations, we cannot always respond promptly to customer requests for assistance. We occasionally experience customer service and support problems, including longer than expected waiting times for customers when our staffing is inadequate to handle a higher than anticipated volume of requests. These situations can adversely affect customer relationships and our financial performance. In order to improve our customer service and technical support, we must continue to focus on eliminating underlying causes of service and support requests through product improvements, better order fulfillment processes and more robust self-help tools. We must also improve our ability to accurately anticipate demand for customer service and technical support.

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

Legal protection for our intellectual property is not always effective to prevent unauthorized use or copying. Current U.S. laws that prohibit copying give us only limited practical protection from software “pirates,” and the laws of many other countries provide very little protection. Policing unauthorized use of our products is difficult, expensive and time-consuming. Although we incorporate product activation technology in some of our tax preparation products in order to reduce unauthorized sharing of the products, we expect that software piracy will continue to be a persistent problem for our desktop software products. In addition, the Internet may tend to increase, and provide new methods for, illegal copying of the technology used in our desktop and Internet-based products and services. We also face risks relating to our licensing of our intellectual property to third parties. In connection with our sale of our Quicken Loans mortgage business, we licensed the use of the Quicken Loans and Quicken Mortgage trademarks to the purchaser. If the purchaser violates the terms of the trademark license, it could result in serious and irreparable harm to Intuit’s reputation and the value of our Quicken-related brands.

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

Specific Factors Affecting Our QuickBooks, Small Business Products and Services and Vertical Business Management Solutions Segments

Despite positive early indicators, it is too soon to provide assurance that we will be able to generate substantial and sustained revenue growth from new products and services in the small business accounting and business management segments. To meet our growth goals, we must generate revenue from a wider range of market and customer segments as well as from new products and services. Although we are encouraged by early results, there are still a number of risks associated with our growth strategy, including the following:

•	Our strategy depends on our successfully completing acquisitions and integrating acquired companies, which presents a number of challenges as described above under “Company-Wide Risk Factors.”

•	Our strategy is resulting in a dramatic increase in the number and complexity of the products and services that we offer. This is placing greater demands on our research and development, marketing and sales resources, as we must develop, market and sell both the new products and services as well as periodic enhancements to an expanding portfolio of products and services. This will also require us to continually develop, expand and modify our internal business operations systems and procedures to support new businesses, including our customer service and technical support contact centers, and our customer management, order management, billing and other systems.

•	Many of the new products and services we are and will be offering are much more complex than our traditional core desktop software products and are being priced accordingly. They will therefore require a more consultative sales process, and a higher level of post-sales support. If we are not able to effectively adapt our marketing, sales, distribution and customer support functions to accommodate these changes, we will not succeed in generating significant or sustained revenue from these new businesses.

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

Our payroll business faces a number of risks that could have a negative impact on revenue and profitability. For our payroll offerings, we must be able to process customer data accurately, reliably and in a timely manner in order to attract and retain customers and avoid the costs associated with errors. Our outsourced payroll businesses include interest on customer deposits as part of their revenue. If interest rates continue to decline, it would result in less interest revenue for those businesses. In order to generate sustained growth for our Intuit Payroll Services Complete Payroll, we will be required to successfully develop and manage a more extensive and proactive direct field sales operation, which is a different distribution method than those we have historically relied on.

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

Our consumer tax preparation business also faces competition from publicly funded government entities. We face current and potential competition from a number of publicly-funded state government entities that are offering individual taxpayers electronic tax preparation and/or filing services, at no cost to individual taxpayers. If state governmental agencies are ultimately successful in their efforts to develop consumer tax preparation and filing services and to gain consumer acceptance of those services, it could have a negative impact on our financial results in future years. The federal government announced a proposal in August 2002 that would mitigate the risk of government encroachment in federal tax preparation and filing services. Under an agreement signed in October 2002, for at least the next three years, a number of private sector companies, rather than the federal government, will provide Web-based federal tax preparation and filing services at no cost to lower income taxpayers and other underserved taxpayers through voluntary public service initiatives such as our Intuit Tax Freedom Project. Despite this positive development, future administrative, regulatory or legislative activity in this area could adversely impact Intuit and other companies that provide tax preparation software and services. Intuit is actively working with others in the private sector, as well as with state government policy makers, to help clarify the appropriate roles for government agencies and the private sector in the electronic commerce marketplace.

The product activation technology that we introduced into certain TurboTax desktop products this season has increased the uncertainty relating to the short-term financial results for our Consumer Tax business. Federal tax versions of TurboTax desktop products for Windows now include product activation technology that helps to prevent unlicensed users from using pass-along and/or counterfeit copies of TurboTax to print or electronically file a tax return. The introduction of product activation has generated negative commentary in the media and in online forums, and has also resulted in a modest increase in the volume of customers contacting our customer service and technical support centers. We believe that product activation is an appropriate measure to protect Intuit’s intellectual property by reducing organized piracy and unauthorized sharing of our product. In turn, this should result in more users of the product purchasing licensed copies. However, in the short-term, there is uncertainty about whether the negative publicity will impact Consumer Tax results this season.

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

Specific Factors Affecting Our Personal Finance Business

The long-term viability of our personal finance business will depend on our ability to provide new products and services that can generate revenue growth and enable us to compete effectively. The demand for personal finance software such as Quicken and for Internet advertising on Web sites like Quicken.com has weakened significantly over recent years and revenue for our personal finance business has declined. We must identify and capitalize on additional sources of revenue to provide sustainable future growth for our personal finance business. It is too early to tell whether our recently launched Quicken Brokerage powered by Siebert will generate sustainable revenue growth. Furthermore, it is unlikely that the brokerage service, even if successful, will by itself be sufficient to sustain our personal finance business, so we must identify additional sources for growth. In addition, our personal finance products face aggressive competition that could have a negative impact on revenue, profitability and market position. Our Quicken products compete directly with Microsoft Money and with Web-based personal finance tracking and management tools that are often available at no cost to consumers. Competitive pressures could result in reduced revenue and lower profitability for our Quicken product line.

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

Interest Rate Risk

Our cash equivalents and short-term investment portfolio are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents and short-term investments and the value of those investments.

Over the past few years, we have experienced significant reductions in our interest income due to declines in interest rates. These declines have led to interest rates that are low by historical standards and we do not believe that further decreases in interest rates will have a material impact on the interest income earned on our cash equivalents and short-term investments held at January 31, 2003.

Impact of Foreign Currency Rate Changes

We translate foreign currencies (primarily Canadian dollars and British pounds) into U.S dollars for financial reporting purposes. Accordingly, currency fluctuations can have an impact on our financial results, though the historical impact has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our global subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. For each of the fiscal years ended July 31, 2000, 2001 and 2002 and for the first six months of fiscal 2003, there was an immaterial currency exchange impact from our intercompany transactions. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of January 31, 2003, we had one foreign currency hedge contract that related to the sale of our Japanese subsidiary. See Note 6 to the financial statements.

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

PART II
ITEM 1
LEGAL PROCEEDINGS

On March 3, 2000, a class action lawsuit, Bruce v. Intuit Inc., was filed in the United States District Court, Central District of California, Eastern Division. Two virtually identical lawsuits were later filed: Rubin v. Intuit Inc., was filed on March 8, 2000 in the United States District Court, Southern District of New York and Newby v. Intuit Inc. was filed on April 27, 2000, in the United States District Court, Central District of California, Eastern Division. The Rubin case was dismissed on November 19, 2001. The Bruce and Newby lawsuits were consolidated into one lawsuit, In re Intuit Privacy Litigation, filed on July 28, 2000 in the United States District Court, Central District of California, Eastern Division. Following Intuit’s successful motion to dismiss several of the claims, an amended complaint was filed on May 2, 2001. A similar lawsuit, Almanza v. Intuit Inc. was filed on March 22, 2000 in the Superior Court of the State of California, San Bernardino County, Rancho Cucamonga Division. An amended complaint in the Almanza suit was filed on October 26, 2000. These purported class actions alleged violations of various federal and California statutes and common law claims for invasion of privacy based upon the alleged intentional disclosure to third parties of personal and private customer information entered at Intuit’s Quicken.com Web site. The complaints sought injunctive relief, orders to disgorge profits related to the alleged acts, and statutory and other damages. On January 6, 2003, a settlement between Intuit and the plaintiffs’ counsel in all of the remaining cases was preliminarily approved by the federal court with a final approval hearing scheduled for June 2003. The proposed settlement terms are not material to Intuit.

Intuit is subject to certain routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business. We currently believe that the ultimate amount of liability, if any, for any pending claims of any type (either alone or combined) will not materially affect our financial position, results of operations or liquidity. However, the ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact. Regardless of outcome, litigation can have an adverse impact on Intuit because of defense costs, diversion of management resources and other factors.

ITEM 2
CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 29, 1998, the Board of Directors adopted a stockholder rights plan designed to protect the long-term value of Intuit for its stockholders during any future unsolicited acquisition attempt, as described in Intuit’s fiscal 2002 Form 10-K. Under the terms of the rights plan, a dividend was paid of one right for each share of Common Stock outstanding as of May 11, 1998, and thereafter, one right is issued with each share of Common Stock that becomes outstanding, until the occurrence of certain defined events under the rights plan. Each right established under the rights plan, upon the occurrence of certain defined events under the rights plan, may be exercised to purchase 1/3000th of a share of Series B Junior Participating Preferred Stock. On January 30, 2003, the Board of Directors amended the rights plan to change the exercise price for the rights from $83.33 per 1/3000th share to $300 per 1/3000th share.

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Intuit’s Annual Meeting of Stockholders held on December 12, 2002, our stockholders voted on the following proposals:

1.	Proposal to elect directors:

	For	Withheld

Stephen M. Bennett	182,356,588	3,608,573
Christopher W. Brody	176,722,167	9,242,994
William V. Campbell	179,495,419	6,469,742
Scott D. Cook	184,289,531	1,675,630
L. John Doerr	184,177,405	1,787,756
Donna L. Dubinsky	181,293,841	4,671,320
Michael R. Hallman	176,640,231	9,324,930
Stratton D. Sclavos	183,962,024	2,003,137

2.	Proposal to amend the Intuit Inc. 2002 Equity Incentive Plan to increase the number of shares of common stock available for issuance under that plan by 4,850,000 shares:

For Against Abstain Broker Non-Votes	94,112,418 90,846,567 1,006,176 0

3.	Proposal to amend Intuit’s 1996 Employee Stock Purchase Plan to increase the number of shares of common stock available for issuance under that plan by 1,100,000 shares and increase the frequency of offering periods:

For Against Abstain Broker Non-Votes	181,154,463 3,800,308 1,010,391 0

4.	Proposal to amend Intuit’s 1996 Directors Stock Option Plan to increase the number of shares of common stock available for issuance under that plan by 150,000 shares and to add 5,000-share annual option grants for members of the Nominating Committee of our Board of Directors and reduce the annual option grants to eligible Board members to 15,000 shares:

For Against Abstain Broker Non-Votes	155,170,686 29,706,285 1,088,190 0

5.	Proposal to adopt the Intuit Inc. Senior Executive Incentive Plan:

For Against Abstain Broker Non-Votes	174,303,097 10,572,826 1,089,238 0

6.	Proposal to ratify the appointment of Ernst & Young LLP as Intuit’s independent auditors for fiscal 2003:

For Against Abstain Broker Non-Votes	167,280,448 17,706,630 978,083 0

ITEM 5
OTHER MATTERS

CHANGES IN EXECUTIVE OFFICERS

In August 2002, Greg J. Santora, Intuit’s then-current Senior Vice President and Chief Financial Officer, announced his plans to retire from Intuit at the end of calendar 2002. Mr. Santora resigned as an officer of Intuit on January 5, 2003.

Robert B. (“Brad”) Henske was appointed as Senior Vice President and Chief Financial Officer of Intuit on January 6, 2003. He served as Senior Vice President and Chief Financial Officer of Synopsys, Inc., a supplier of electronic design automation software, from May 2000 until January 2003. From January 1997 to December 1999, Mr. Henske was a partner at Oak Hill Capital Management, a Robert M. Bass Group private equity investment firm. Mr. Henske holds a Bachelor of Science degree in Chemical Engineering from Rice University and an MBA in finance and strategic management from The Wharton School, University of Pennsylvania.

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

We have filed the following exhibits as part of this report:

Incorporated By Reference

Filed with
Exhibit		this
No.	Exhibit Description	Form 10-Q	Form	File No.	Date Filed

4.01	Third Amended and Restated Rights Agreement dated as of January 30, 2003 between Intuit Inc. and American Stock Transfer and Trust Company, as Rights Agent		8-A/A	000-21180	2/18/03

4.02	Form of Right Certificate for Series B Junior Participating Preferred Stock (included in Exhibit 4.01 as Exhibit B)		8-A/A	000-21180	2/18/03

10.01+	Separation Agreement dated December 30, 2002 between Intuit Inc. and Greg J. Santora	X

10.02+	Employment Agreement dated December 30, 2002 between Intuit Inc. and Robert “Brad” Henske	X

10.03+	Intuit Inc. Senior Executive Incentive Plan adopted on December 12, 2002		DEF14A Appendix 3	000-21180	10/23/02

10.04+	1996 Directors Stock Option Plan and forms of Agreement, as amended by the Board on January 30, 2003	X

10.05+	1998 Option Plan for Mergers and Acquisitions, as amended by the Board on January 29, 2003	X

10.06+	2002 Equity Incentive Plan, as amended by the Board on January 29, 2003	X

10.07+	1996 Employee Stock Purchase Plan, as approved by the stockholders on December 12, 2002		S-8	333-102213	12/26/02

+     Management compensatory plan or arrangement.

Reports on Form 8-K filed during the second quarter of fiscal 2003:

1.	On November 15, 2002, Intuit filed a report on Form 8-K to report under Item 5 its financial results for the quarter ended October 31, 2002. Intuit’s balance sheet and statement of operations for the quarter ended October 31, 2002 were included in the 8-K.

2.	On December 3, 2002, Intuit submitted a Report on Form 8-K to report under Item 9 that it was reiterating its then-current fiscal 2003 guidance.

3.	On January 7, 2003, Intuit filed a report on Form 8-K to report under Item 5 that it had appointed Robert “Brad” Henske as Senior Vice President and Chief Financial Officer. Mr. Henske replaced Greg Santora, who announced his retirement in August 2002 and resigned on January 5, 2003. No financial statements were submitted with the report.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)

Date: February 28, 2003	By:	/s/ Robert B. Henske

Robert B. Henske Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

CERTIFICATION

I, Stephen M. Bennett, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Intuit Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: February 28, 2003

By: /s/ Stephen M. Bennett

Stephen M. Bennett President and Chief Executive Officer

CERTIFICATION

I, Robert B. Henske, certify that:

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003 By: /s/ Robert B. Henske Robert B. Henske Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.01+	Separation Agreement dated December 30, 2002 between Intuit Inc. and Greg J. Santora
10.02+	Employment Agreement dated December 30, 2002 between Intuit Inc. and Robert “Brad” Henske
10.04+	1996 Directors Stock Option Plan and forms of Agreement, as amended by the Board on January 30, 2003
10.05+	1998 Option Plan for Mergers and Acquisitions, as amended by the Board on January 29, 2003
10.06+	2002 Equity Incentive Plan, as amended by the Board on January 29, 2003

+ Management compensatory plan or arrangement.