Form 10-Q
period 2003-04-30
INTUIT INC
filed 2003-05-30
CIK 896878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2003 or

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
Yes [ X ] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Approximately 205,225,933 shares of Common Stock, $0.01 par value, as of April 30, 2003

INTUIT INC.
FORM 10-Q
INDEX

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

INTUIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	April 30,
(In thousands; unaudited)	2002	2003

ASSETS
Current assets:
Cash and cash equivalents	$414,748	$450,279
Short-term investments	815,342	1,072,124
Marketable securities	16,791	—
Customer deposits	300,409	325,170
Accounts receivable, net	51,999	119,475
Deferred income taxes	67,799	63,941
Income taxes receivable	2,187	—
Prepaid expenses and other current assets	49,581	35,870
Amounts due from discontinued operations entities	241,616	—

Total current assets	1,960,472	2,066,859
Property and equipment, net	179,122	192,629
Goodwill, net	428,948	584,826
Purchased intangibles, net	125,474	134,868
Long-term deferred income taxes	176,553	172,835
Loans to executive officers and other employees	21,270	19,901
Other assets	31,854	10,331
Net long-term assets of discontinued operations	4,312	—

Total assets	$2,928,005	$3,182,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71,069	$73,406
Accrued compensation and related liabilities	87,426	115,753
Payroll service obligations	300,381	325,103
Deferred revenue	147,120	129,185
Income taxes payable	—	117,338
Other current liabilities	84,072	150,150
Net current liabilities of discontinued operations	7,688	—

Total current liabilities	697,756	910,935

Long-term obligations	14,610	11,807
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	1,846,707	1,888,036
Treasury shares, at cost	(126,107)	(402,737)
Deferred compensation	(12,628)	(7,893)
Accumulated other comprehensive income (loss)	(3,675)	(210)
Retained earnings	511,342	782,311

Total stockholders’ equity	2,215,639	2,259,507

Total liabilities and stockholders’ equity	$2,928,005	$3,182,249

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2002	2003	2002	2003

(In thousands, except per share data; unaudited)
Net revenue:
Products	$326,712	$391,613	$850,881	$998,646
Services	150,107	225,984	227,057	356,936
Other	14,333	17,101	47,440	50,064

Total net revenue	491,152	634,698	1,125,378	1,405,646

Costs and expenses:
Cost of revenue:
Cost of products revenue	33,732	46,023	136,009	145,797
Cost of services revenue	26,894	37,035	79,552	113,204
Cost of other revenue	6,815	5,648	18,135	15,402
Amortization of purchased software	1,565	3,662	10,442	10,157
Customer service and technical support	42,499	46,044	128,484	141,265
Selling and marketing	72,834	83,108	203,846	255,725
Research and development	50,814	62,002	149,636	192,209
General and administrative	26,840	34,243	81,827	112,264
Charge for purchased research and development	—	—	—	8,859
Charge for vacant facilities	13,237	—	13,237	—
Acquisition-related charges	37,516	8,406	140,515	27,015
Loss on impairment of long-lived asset	—	—	27,000	—

Total costs and expenses	312,746	326,171	988,683	1,021,897

Income from continuing operations	178,406	308,527	136,695	383,749
Interest and other income	7,184	8,193	24,647	24,749
Gains (losses) on marketable securities and other investments, net	1,356	7,014	(9,266)	10,094
Gain on divestiture	8,308	—	8,308	—

Income from continuing operations before income taxes	195,254	323,734	160,384	418,592
Income tax provision	62,552	100,766	31,092	130,702

Net income from continuing operations	132,702	222,968	129,292	287,890
Discontinued operations, net of income taxes (Note 7):
Net income from Quicken Loans discontinued operations	9,918	—	36,387	—
Gain on disposal of Quicken Loans discontinued operations	—	—	—	5,556
Net income from Intuit KK discontinued operations	1,861	—	6,243	3,267
Gain on disposal of Intuit KK discontinued operations	—	71,009	—	71,009

Net income from discontinued operations	11,779	71,009	42,630	79,832

Net income	$144,481	$293,977	$171,922	$367,722

Basic net income per share from continuing operations	$0.63	$1.08	$0.61	$1.39
Basic net income per share from discontinued operations	0.05	0.35	0.20	0.39

Basic net income per share	$0.68	$1.43	$0.81	$1.78

Shares used in basic per share amounts	211,614	205,709	211,724	206,452

Diluted net income per share from continuing operations	$0.62	$1.06	$0.59	$1.35
Diluted net income per share from discontinued operations	0.05	0.34	0.20	0.38

Diluted net income per share	$0.67	$1.40	$0.79	$1.73

Shares used in diluted net income per share amounts	217,173	210,448	217,667	212,446

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	April 30,
(In thousands; unaudited)	2002	2003

Cash flows from operating activities:
Net income from continuing operations	$129,292	$287,890
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Acquisition-related charges	140,515	27,015
Amortization of purchased software	10,442	10,157
Amortization of deferred compensation	2,128	1,900
Amortization of prepaid royalties	—	1,217
Charge for purchased research and development	—	8,859
Depreciation	46,570	55,076
Loss on disposal of property and equipment	1,689	2,348
Charge for vacant facilities	13,237	—
Loss on impairment of long-lived asset	27,000	—
Net (gains) losses from marketable securities and other investments	9,266	(10,094)
Gain on divestiture	(8,308)	—
Deferred income tax benefit	129	2,627
Tax benefit from employee stock options	30,639	41,718

Subtotal	402,599	428,713

Changes in operating assets and liabilities:
Customer deposits	(51,099)	(24,761)
Accounts receivable	(38,399)	(63,020)
Income taxes receivable	—	2,187
Prepaid expenses and other current assets	3,944	20,236
Accounts payable	9,338	1,775
Accrued compensation and related liabilities	19,456	28,327
Payroll service obligations	51,302	24,722
Deferred revenue	(38,638)	(24,629)
Income taxes payable	21,492	123,203
Other current liabilities	59,405	64,609

Total changes in operating assets and liabilities	36,801	152,649

Net cash provided by operating activities	439,400	581,362

Cash flows from investing activities:
Change in other assets	(1,829)	(2,805)
Purchases of property and equipment	(41,609)	(70,592)
Proceeds from the sale of marketable securities	7,122	37,396
Purchases of short-term investments	(2,085,073)	(1,800,873)
Liquidation and maturity of short-term investments	1,905,812	1,542,247
Acquisitions of businesses, net of cash acquired	(7,532)	(215,964)

Net cash used in investing activities	(223,109)	(510,591)

Cash flows from financing activities:
Change in long-term obligations	(12,394)	(2,803)
Net proceeds from issuance of common stock	72,586	125,643
Purchase of treasury stock	(149,265)	(498,546)

Net cash used in financing activities	(89,073)	(375,706)

Net cash provided by (used in) discontinued operations	(88,296)	341,372
Effect of foreign currency translation	519	(906)

Net increase in cash and cash equivalents	39,441	35,531
Cash and cash equivalents at beginning of period	66,910	414,748

Cash and cash equivalents at end of period	$106,351	$450,279

See accompanying notes.

INTUIT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the financial statements of Intuit and its wholly owned subsidiaries. We have eliminated all intercompany balances and transactions in consolidation. We have reclassified certain other previously reported amounts to conform to the current presentation. As discussed in Note 7 , the Quicken Loans mortgage business, which we sold on July 31, 2002, has been accounted for as discontinued operations in accordance with Accounting Principles Board (“APB”) Opinion No. 30. Also as discussed in Note 7, our Japanese subsidiary, Intuit KK, became a long-lived asset held for sale and a discontinued operation during the second quarter of fiscal 2003 in accordance with Statement of Financial Accounting Standards (“SFAS”) 144. The sale of Intuit KK closed on February 7, 2003. Accordingly, we have reclassified our financial statements for all periods presented to reflect Quicken Loans and Intuit KK as discontinued operations. Unless noted otherwise, discussions in these notes pertain to our continuing operations.

We have included all normal recurring adjustments and the adjustments for discontinued operations described in Note 7 that we considered necessary to give a fair presentation of our operating results for the periods presented. Results for the three and nine months ended April 30, 2003 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2003 or any other future period. Our tax businesses are highly seasonal. Sales of tax preparation products and services are heavily concentrated in the period from November through April. These seasonal patterns mean that our total net revenue is usually highest during our second and third fiscal quarters. We typically report losses in our first and fourth fiscal quarters when revenue from our tax businesses is minimal, while operating expenses to develop new products and services continue at relatively consistent levels.

These consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements for the fiscal year ended July 31, 2002 included in Intuit’s Form 8-K, filed with the Securities and Exchange Commission on April 22, 2003. This Form 8-K reflected Quicken Loans and Intuit KK as discontinued operations.

Use of Estimates

We make estimates and assumptions that affect the amounts reported in the financial statements and the disclosures made in the accompanying notes. For example, we use estimates for reserves for product returns and rebates, and to determine the collectibility of accounts receivable and the value of deferred tax assets. We use estimates to determine the remaining economic lives and carrying values of purchased intangible assets, property and equipment and other long-lived assets. We also use assumptions when employing the Black-Scholes valuation model to estimate the fair value of stock options granted for pro forma disclosures. See Note 1, “Stock-Based Incentive Program.” Despite our intention to establish accurate estimates and assumptions, actual results may differ from our estimates.

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

Service Revenue

We recognize revenue from outsourced payroll processing and payroll tax filing services as the services are performed, provided we have no other remaining obligations to these customers. We generally require customers to remit payroll and payroll tax funds to us in advance of the applicable payroll due date via electronic funds transfer. We include in total net revenue the interest earned on invested balances resulting from timing differences between when we collect these funds from customers and when we remit the funds to outside parties because this interest income represents an integral part of the revenue generated from our services. We recognize this interest as it is earned.

We offer several technical support plans. We recognize support revenue over the life of the plan, which is generally one year. We include costs incurred for these support plans in cost of services revenue in our statement of operations.

Service revenue also includes revenue from training, consulting, installation and electronic tax filing services. We recognize revenue as these services are performed, provided we have no other remaining obligations to these customers.

Other Revenue

Other revenue consists primarily of fees from small business and consumer online transactions and from online advertising agreements. We recognize revenue from online transactions as the transactions are completed. We typically recognize revenue from online advertising agreements pro rata based on the contractual time period.

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

Shipping and Handling

We record the amounts we charge our customers for the shipping and handling of our software products as product revenue and we record the related costs as cost of product revenue in our statement of operations.

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

Stock-Based Incentive Program

We provide equity incentives to our employees (including those we hire as a result of acquisitions) and to our Board members. We apply the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based incentives. Accordingly, we are not required to record compensation expense when stock options are granted to eligible participants as long as the exercise price is not less than the fair market value of the stock when the option is granted. We are also not required to record compensation expense in connection with our Employee Stock Purchase Plan as long as the purchase price of the stock is not less than 85% of the lower of the fair market value at the beginning of each three-month, six-month or 12-month offering period or at the end of each applicable three-month purchase period.

In October 1995 the FASB issued SFAS 123, “Accounting for Stock Based Compensation,” and in December 2002 the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Although these pronouncements allow us to continue to follow the APB 25 guidelines and not record compensation expense for most stock-based compensation, we are required to disclose our pro forma net income (loss) and net income (loss) per share as if we had adopted SFAS 123 and SFAS 148. The pro forma impact of applying SFAS 123 and SFAS 148 in the third quarter and first nine months of fiscal 2002 and 2003 does not necessarily represent the pro forma impact in future quarters or years.

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

Options

	Three Months Ended		Nine Months Ended

	April 30,	April 30,	April 30,	April 30,
	2002	2003	2002	2003

Expected life (years)	1.89 - 4.89	1.94 - 4.94	1.89 - 4.89	1.91 - 4.94
Expected volatility factor	0.74	0.78	0.74	0.77 - 0.78
Risk-free interest rate (%)	1.23 - 5.47	1.25 - 4.25	1.23 - 5.47	1.03 - 4.43
Expected dividend yield (%)	—	—	—	—

	Employee Stock Purchase Plan

	Three Months Ended		Nine Months Ended

	April 30,	April 30,	April 30,	April 30,
	2002	2003	2002	2003

Expected life (years)	1.00	1.00	1.00	1.00
Expected volatility factor	0.74	0.78	0.74	0.78
Risk-free interest rate (%)	1.80 - 2.70	1.23	1.80 - 2.70	1.23
Expected dividend yield (%)	—	—	—	—

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

	Three Months Ended		Nine Months Ended

	April 30,	April 30,	April 30,	April 30,
(In thousands, except per share amounts)	2002	2003	2002	2003

Net income
Net income, as reported	$144,481	$293,977	$171,922	$367,722
Add: Stock-based incentive expense included in reported net income, net of income taxes	751	(1)	2,602	1,199
Deduct: Total stock-based incentive expense determined under fair value method for all awards, net of income taxes	(23,977)	(16,777)	(77,859)	(63,649)

Pro forma net income	$121,255	$277,199	$96,665	$305,272

Net income per share
Basic - as reported	$0.68	$1.43	$0.81	$1.78

Basic - pro forma	$0.57	$1.35	$0.46	$1.48

Diluted - as reported	$0.67	$1.40	$0.79	$1.73

Diluted - pro forma	$0.56	$1.32	$0.44	$1.44

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

Due to changes in our distribution arrangements during fiscal 2002, we are selling an increasing proportion of our software products directly to a variety of retailers rather than through a few major distributors. No distributor or individual retailer accounted for 10% or more of total net revenue in the third quarter or first nine months of fiscal 2002 or 2003, nor did any customer account for 10% or more of accounts receivable at July 31, 2002 or April 30, 2003.

We rely on three third-party vendors to perform substantially all outsourced aspects of manufacturing and distribution for our primary retail desktop software products. We also have a key single-source vendor for our financial supplies business that prints and fulfills orders for all of our checks and most other products for our financial supplies business. While we believe that relying heavily on key vendors improves the efficiency and reliability of our business operations, relying on any one vendor for a significant aspect of our business can have a significant negative impact on our revenue and profitability if that vendor fails to perform at acceptable service levels.

Recent Pronouncements

On June 29, 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 supercedes APB Opinion No. 17, “Intangible Assets,” and provides that goodwill and other intangible assets that have an indefinite useful life will no longer be amortized. However, these assets must be reviewed for impairment at least annually or more frequently if an event occurs indicating the potential for impairment. The shift from an amortization approach to an impairment approach applies to all acquisitions completed after June 30, 2001. We adopted the remaining elements of this new standard in the first quarter of fiscal 2003 and therefore ceased amortizing goodwill for acquisitions made prior to July 1, 2001. However, it is possible that in the future we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. In addition, we will continue to amortize our purchased intangible assets with finite useful lives and to assess those assets for impairment as appropriate.

As of the date of adoption of SFAS 142 on August 1, 2002, we had an unamortized acquired intangible assets balance of $123.6 million and an unamortized goodwill balance of $430.8 million. These balances reflect the transfer of $1.9 million in assembled workforce from intangible assets to goodwill in accordance with SFAS 142. In connection with the transitional goodwill impairment evaluation provisions under SFAS 142, we performed a goodwill impairment review as of August 1, 2002 and found no impairment. We will perform our annual goodwill impairment review during the fourth quarter of fiscal 2003.

A reconciliation of previously reported net income and net income per share to amounts that would have been reported if the non-amortization provisions of SFAS 142 had been in effect from the beginning of fiscal 2002 is as follows:

	Three Months Ended		Nine Months Ended

	April 30,	April 30,	April 30,	April 30,
(In thousands, except per share amounts)	2002	2003	2002	2003

Net income
Net income, as reported	$144,481	$293,977	$171,922	$367,722
Goodwill and assembled workforce amortization, net of income taxes	19,749	—	63,330	—

Pro forma net income	$164,230	$293,977	$235,252	$367,722

Net income per share
Basic - as reported	$0.68	$1.43	$0.81	$1.78

Basic - pro forma	$0.78	$1.43	$1.11	$1.78

Diluted - as reported	$0.67	$1.40	$0.79	$1.73

Diluted - pro forma	$0.76	$1.40	$1.08	$1.73

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit and Disposal Activities.” This statement revises the accounting for activities relating to exiting or disposing of businesses or assets under EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” A formal commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most exit and disposal costs. Instead, companies will record exit or disposal costs when they are incurred and can be measured at fair value, and will subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS 146, and liabilities that were recorded under EITF Issue No. 94-3 are not affected. We adopted SFAS 146 effective January 1, 2003 and there was no impact on our financial position, results of operations or cash flows.

On December 31, 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This statement amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting and records compensation expense for all stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial statements. The amendment of the transition and annual disclosure requirements of SFAS 123 are effective for fiscal years ending after December 15, 2002. The amendment of the disclosure requirements of APB Opinion No. 28 is effective for financial reports containing condensed consolidated financial statements for interim periods beginning after December 15, 2002. Since we have not elected to change to the fair value based method of accounting and therefore do not record compensation expense for most stock-based employee compensation, the transition provisions of SFAS 148 had no impact on our financial position, results of operations or cash flows. We adopted the disclosure provisions of this statement in the first quarter of fiscal 2003. See Note 1, “Stock-Based Incentive Program.”

In November 2002, the FASB issued Financial Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of this interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted FIN 45 in the third quarter of fiscal 2003. Since we had no guarantees outstanding at the time of adoption, the provisions of FIN 45 had no impact on our financial position, results of operations or cash flows.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires us to consolidate a variable interest entity if we are subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Some of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We anticipate that the adoption of FIN 46 will not have a material impact on our financial position, results of operations or cash flows.

2.     Short-Term Investments

The following schedule summarizes the estimated fair value of our short-term investments at the dates indicated:

	July 31,	April 30,
(In thousands)	2002	2003

Corporate notes	$24,405	$31,355
Municipal bonds	780,914	975,576
U.S. government securities	10,023	65,193

	$815,342	$1,072,124

The following table summarizes the estimated fair value of our available-for-sale debt securities held in short-term investments classified by the stated maturity date of the security:

	July 31,	April 30,
(In thousands)	2002	2003

Due within one year	$230,716	$150,996
Due within two years	141,942	225,953
Due within three years	—	—
Due after three years	442,684	695,175

	$815,342	$1,072,124

3. Goodwill and Intangible Assets

Changes in the carrying value of goodwill by reportable segment during the first nine months of fiscal 2003 were as follows. Our reportable segments are described in Note 8.

	Balance	Transfer	Goodwill	Effect of	Balance
	July 31,	Assembled	Acquired/	Exchange	April 30,
(In thousands)	2002	Workforce	Adjusted	Rates	2003

Small Business Products and Services	$159,195	$1,377	$150,130	$—	$310,702
Consumer Tax	3,308	—	—	—	3,308
Professional Tax & Accountants’ Solutions	90,079	428	—	—	90,507
Vertical Business Management Solutions	171,520	—	(1,095)	—	170,425
Other Businesses	4,846	95	4,044	899	9,884

	$428,948	$1,900	$153,079	$899	$584,826

     Purchased intangible assets consisted of the following at the dates indicated:

	Life in	July 31,	April 30,
(In thousands)	Years	2002	2003

Customer lists	3-7	$144,379	$170,026
Less accumulated amortization		(75,317)	(98,098)

		69,062	71,928

Purchased technology	1-7	121,763	141,600
Less accumulated amortization		(79,894)	(90,053)

		41,869	51,547

Trade names and logos	1-10	16,555	17,038
Less accumulated amortization		(6,908)	(9,215)

		9,647	7,823

Covenants not to compete	3-5	7,399	9,245
Less accumulated amortization		(4,403)	(5,675)

		2,996	3,570

Assembled workforce	2-5	4,458	—
Less accumulated amortization		(2,558)	—

		1,900	—

Total intangible assets		294,554	337,909
Total accumulated amortization		(169,080)	(203,041)

Total net intangible assets		$125,474	$134,868

The increase in customer lists in the first nine months of fiscal 2003 was due primarily to our acquisition of the rights to brand and market our Premier payroll offering to the Wells Fargo customers who currently use Intuit’s service. See Note 6. The increase in purchased technology in the first nine months of fiscal 2003 was due primarily to our acquisition of Blue Ocean Software, Inc. See Note 5.

We summarize the following expenses on the acquisition-related charges line of our statement of operations:

	Three Months Ended		Nine Months Ended

	April 30,	April 30,	April 30,	April 30,
(In thousands)	2002	2003	2002	2003

Amortization of goodwill	$29,165	$—	$93,442	$—
Amortization of purchased intangible assets	7,099	8,407	20,731	25,016
Amortization of acquisition-related deferred compensation	1,252	159	4,336	2,159
Retirement of acquisition-related expired options	—	(160)	—	(160)
Impairment charges	—	—	22,006	—

Total acquisition-related charges	$37,516	$8,406	$140,515	$27,015

At April 30, 2003, we expected annual amortization of our purchased intangible assets by fiscal year to be as shown in the following table. Amortization of purchased intangible assets is charged primarily to amortization of purchased software in cost of revenue and to acquisition-related charges in operating expenses in our statement of operations. Future acquisitions could cause these amounts to increase. In addition, if impairment events occur they could accelerate the timing of charges.

Expected
Amortization
(Dollars in thousands)	Expense

Fiscal year ending July 31,
2003	$47,622
2004	35,617
2005	28,247
2006	23,448
2007	18,524
Thereafter	16,982

Total expected future amortization expense	$170,440

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

The components of accumulated other comprehensive income (loss), net of income taxes, were as follows:

			Foreign
	Marketable	Short-term	Currency
(In thousands)	Securities	Investments	Translation	Total

Nine months ended April 30, 2002
Beginning balance, net of income taxes	$23,958	$4,686	$(464)	$28,180
Unrealized losses, net of income tax benefits of $10,759 and $1,823	(16,139)	(2,734)	—	(18,873)
Reclassification adjustment for realized gain included in net income, net of income tax benefit of $568	(853)	—	—	(853)
Translation adjustment	—	—	542	542

Other comprehensive income (loss)	(16,992)	(2,734)	542	(19,184)

Ending balance, net of income taxes	$6,966	$1,952	$78	$8,996

Nine months ended April 30, 2003
Beginning balance, net of income taxes	$(4,845)	$2,058	$(888)	$(3,675)
Unrealized gain, net of income tax provision of $8,512	12,768	—	—	12,768
Unrealized loss, net of income tax benefit of $737	—	(1,106)	—	(1,106)
Reclassification adjustment for realized gain included in net income, net of income tax benefit of $5,282	(7,923)	—	—	(7,923)
Translation adjustment	—	—	(274)	(274)

Other comprehensive income (loss)	4,845	(1,106)	(274)	3,465

Ending balance, net of income taxes	$—	$952	$(1,162)	$(210)

The following table summarizes comprehensive net income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended

	April 30,	April 30,	April 30,	April 30,
(In thousands)	2002	2003	2002	2003

Net income	$144,481	$293,977	$171,922	$367,722
Other comprehensive income (loss)	3,519	(3,813)	(19,184)	3,465

Comprehensive net income, net of income taxes	$148,000	$290,164	$152,738	$371,187

Income tax provision (benefit) netted against other comprehensive income (loss)	$2,863	$(2,665)	$(13,150)	$2,493

5. Acquisition

On September 13, 2002, we acquired all of the outstanding stock of Blue Ocean Software, Inc. for approximately $177.3 million in cash. We paid $16.5 million of the purchase price into a third-party escrow account, to be held for a maximum of 18 months pending the finalization of certain financial calculations that may affect the purchase price. To date, there have been no material adjustments to the purchase price.

Blue Ocean offers software solutions that help businesses manage their information technology resources and assets. We acquired this company as part of our Right for My Business strategy to offer business solutions that go beyond accounting software to address a wider range of management challenges that small businesses face. Blue Ocean was branded as Intuit Information Technology Solutions and became part of our Small Business Products and Services business segment.

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

6. Premier Payroll Agreement

In the past, our Premier payroll offering has been marketed and sold primarily by Wells Fargo Bank to its customers under the bank’s brand. On February 12, 2003, we acquired for $29.2 million in cash the rights to brand and market the offering directly to those Wells Fargo customers who currently use Intuit’s service. As a result of this agreement, we no longer pay royalties to Wells Fargo on Premier payroll revenue. We recorded the purchase price as a purchased intangible asset and are amortizing it on a straight-line basis to cost of services revenue over five years, the estimated useful life of the customer access. Total accumulated amortization for this asset was $1.2 million at April 30, 2003.

7. Discontinued Operations

Quicken Loans

On July 31, 2002, we sold our Quicken Loans mortgage business and accounted for the sale as discontinued operations. In accordance with APB Opinion No. 30, the net assets, operating results and cash flows of Quicken Loans have been segregated from continuing operations in our balance sheets, statements of operations and statements of cash flows for all periods prior to the sale.

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

In October 2002, we sold our residual minority equity interest in Rock to Rock’s majority shareholders. We also received payment in full of the $23.3 million promissory note and related accrued interest due from Rock. The $5.6 million gain on disposal of Quicken Loans discontinued operations recorded in the first quarter of fiscal 2003 included a gain of $6.4 million for the sale of our residual equity interest, a charge of $0.3 million that was the result of the final audit of the tangible shareholders’ equity balance of Quicken Loans, and $0.5 million in legal and other expenses. The trademark license and distribution agreements that we entered into when we sold Quicken Loans remain in effect and fees under these agreements are being recorded in other income. For the third quarter and first nine months of fiscal 2003, we recorded $0.4 million and $1.3 million under the trademark licensing agreement and $0.2 million and $0.6 million under the distribution agreement. Fees due under these agreements are included in accounts receivable on our balance sheet.

Intuit KK

On February 7, 2003, we sold all of the outstanding stock of our wholly owned Japanese subsidiary, Intuit KK, for 9.5 billion yen or approximately $79 million. In accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we accounted for the sale as discontinued operations. The net assets, operating results and cash flows of Intuit KK have therefore been segregated from continuing operations in our balance sheets, statements of operations and statements of cash flows for all periods prior to the sale. We recorded a gain on disposal of discontinued operations of $71.0 million, net of income taxes of $5.1 million, in the third quarter of fiscal 2003.

Discontinued Operations Net Revenue and Income Before Income Taxes

Discontinued operations net revenue and income before income taxes for the periods presented were as follows:

	Three Months Ended		Nine Months Ended

	April 30,	April 30,	April 30,	April 30,
(In thousands)	2002	2003	2002	2003

Net revenue from discontinued operations
Quicken Loans	$43,516	$—	$140,048	$—
Intuit KK	10,558	—	35,811	26,641

Total net revenue from discontinued operations	$54,074	$—	$175,859	$26,641

Income from discontinued operations before income taxes
Quicken Loans	$15,524	$—	$56,884	$—
Intuit KK	1,659	—	5,565	5,633

Total income from discontinued operations before income taxes	$17,183	$—	$62,449	$5,633

8. Industry Segment and Geographic Information

We have defined six reportable segments, described below, based on factors such as how we manage our operations and how our chief operating decision maker views results. We define the chief operating decision maker as our chief executive officer, our chief financial officer, certain vice presidents reporting directly to our chief executive officer and our Board of Directors.

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

All reportable segments except Small Business Products and Services, Vertical Business Management Solutions and Other Businesses operate solely in the United States. All segments sell primarily to customers located in the United States. International total net revenue was less than 5% of consolidated total net revenue for all periods presented.

QuickBooks product revenue is derived primarily from QuickBooks desktop software products. QuickBooks services revenue is derived from QuickBooks Online Edition.

Small Business Products and Services product revenue is comprised of QuickBooks Do-It-Yourself Payroll, financial supplies and information technology management software. Services revenue for this segment is derived primarily from outsourced payroll services and from QuickBooks and information technology support plans. Other revenue for this segment consists of royalties from small business online transactions such as QuickBooks Merchant Account Service and QuickBooks Online Billing.

Consumer Tax product revenue is derived primarily from TurboTax federal and state consumer desktop tax preparation products. Consumer Tax services revenue is derived primarily from TurboTax for the Web online tax preparation services and consumer electronic filing services. Other revenue for this segment is nominal.

Professional Tax and Accountants’ Solutions product revenue is derived primarily from ProSeries and Lacerte professional tax preparation software products. Professional Tax and Accountants’ Solutions services revenue is derived primarily from electronic filing and training services.

Vertical Business Management Solutions (“VBMS”) revenue is derived from four businesses that we acquired in fiscal 2002 that provide small business management solutions for vertical industries. Those businesses are Intuit Distribution Management Solutions, Intuit MRI Real Estate Solutions, Intuit Construction Business Solutions and Intuit Public Sector Solutions. VBMS product revenue is derived from industry-specific business management software. VBMS services revenue consists primarily of technical support, installation, consulting and training services.

Other Businesses consist primarily of Personal Finance and Canada. Personal Finance product revenue is derived primarily from Quicken desktop software products. Personal Finance services revenue is nominal while other revenue consists of fees from consumer online transactions and Quicken.com advertising revenue. In Canada, product revenue is derived primarily from localized versions of QuickBooks and Quicken as well as QuickTax and TaxWiz desktop software products. Services revenue in Canada consists primarily of revenue from software maintenance contracts sold with QuickBooks.

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

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1. Except for goodwill and purchased intangible assets, Intuit does not generally track assets by reportable segment and, consequently, does not disclose assets by reportable segment. The following results for the third quarter and first nine months of fiscal 2002 and 2003 are broken out by our reportable segments.

		Small		Professional	Vertical
Three months ended		Business		Tax &	Business
April 30, 2002		Products &	Consumer	Accountants’	Mgmt	Other
(In thousands)	QuickBooks	Services	Tax	Solutions	Solutions	Businesses	Corporate	Consolidated

Product revenue	$49,338	$50,542	$128,159	$70,023	$3,699	$24,951	$—	$326,712
Service revenue	89	29,811	115,510	2,296	882	1,519	—	150,107
Other revenue	—	934	1,255	—	—	12,144	—	14,333

Total net revenue	49,427	81,287	244,924	72,319	4,581	38,614	—	491,152

Segment operating income (loss)	18,722	21,275	208,505	46,811	(2,011)	(1,438)	—	291,864
Common expenses	—	—	—	—	—	—	(74,377)	(74,377)

Subtotal	18,722	21,275	208,505	46,811	(2,011)	(1,438)	(74,377)	217,487
Acquisition-related costs	—	—	—	—	—	—	(39,081)	(39,081)
Realized net gain on marketable securities	—	—	—	—	—	—	1,356	1,356
Interest and other income	—	—	—	—	—	—	7,184	7,184
Net gain on divestiture	—	—	—	—	—	—	8,308	8,308

Income (loss) from continuing operations before income taxes	$18,722	$21,275	$208,505	$46,811	$(2,011)	$(1,438)	$(96,610)	$195,254

		Small		Professional	Vertical
Three months ended		Business		Tax &	Business
April 30, 2003		Products &	Consumer	Accountants’	Mgmt	Other
(In thousands)	QuickBooks	Services	Tax	Solutions	Solutions	Businesses	Corporate	Consolidated

Product revenue	$54,773	$64,997	$148,759	$80,324	$9,822	$32,938	$—	$391,613
Service revenue	435	44,394	163,337	917	15,878	1,023	—	225,984
Other revenue	—	5,274	987	—	44	10,796	—	17,101

Total net revenue	55,208	114,665	313,083	81,241	25,744	44,757	—	634,698

Segment operating income (loss)	19,292	41,052	265,315	55,970	(52)	13,735	—	395,312
Common expenses	—	—	—	—	—	—	(74,717)	(74,717)

Subtotal	19,292	41,052	265,315	55,970	(52)	13,735	(74,717)	320,595
Acquisition-related costs	—	—	—	—	—	—	(12,068)	(12,068)
Realized net gain on marketable securities	—	—	—	—	—	—	7,014	7,014
Interest and other income	—	—	—	—	—	—	8,193	8,193

Income (loss) from continuing operations before income taxes	$19,292	$41,052	$265,315	$55,970	$(52)	$13,735	$(71,578)	$323,734

		Small		Professional	Vertical
Nine months ended		Business		Tax &	Business
April 30, 2002		Products &	Consumer	Accountants’	Mgmt	Other
(In thousands)	QuickBooks	Services	Tax	Solutions	Solutions	Businesses	Corporate	Consolidated

Product revenue	$157,948	$154,225	$209,173	$212,728	$5,649	$111,158	$—	$850,881
Service revenue	169	90,721	123,340	5,546	1,629	5,652	—	227,057
Other revenue	—	5,084	2,733	—	—	39,623	—	47,440

Total net revenue	158,117	250,030	335,246	218,274	7,278	156,433	—	1,125,378

Segment operating income (loss)	67,225	65,822	212,162	134,191	(3,145)	28,520	—	504,775
Common expenses	—	—	—	—	—	—	(190,123)	(190,123)

Subtotal	67,225	65,822	212,162	134,191	(3,145)	28,520	(190,123)	314,652
Acquisition-related costs	—	—	—	—	—	—	(150,957)	(150,957)
Loss on impairment of long-lived asset	—	—	—	—	—	—	(27,000)	(27,000)
Realized net loss on marketable securities	—	—	—	—	—	—	(9,266)	(9,266)
Interest and other income	—	—	—	—	—	—	24,647	24,647
Net gain on divestiture	—	—	—	—	—	—	8,308	8,308

Income (loss) from continuing operations before income taxes	$67,225	$65,822	$212,162	$134,191	$(3,145)	$28,520	$(344,391)	$160,384

		Small		Professional	Vertical
Nine months ended		Business		Tax &	Business
April 30, 2003		Products &	Consumer	Accountants’	Mgmt	Other
(In thousands)	QuickBooks	Services	Tax	Solutions	Solutions	Businesses	Corporate	Consolidated

Product revenue	$185,765	$192,112	$238,760	$233,059	$25,469	$123,481	$—	$998,646
Service revenue	992	129,708	173,546	6,614	42,992	3,084	—	356,936
Other revenue	—	14,268	2,091	—	107	33,598	—	50,064

Total net revenue	186,757	336,088	414,397	239,673	68,568	160,163	—	1,405,646

Segment operating income (loss)	77,930	101,728	280,467	157,810	(10,729)	51,326	—	658,532
Common expenses	—	—	—	—	—	—	(228,752)	(228,752)

Subtotal	77,930	101,728	280,467	157,810	(10,729)	51,326	(228,752)	429,780
Acquisition-related costs	—	—	—	—	—	—	(46,031)	(46,031)
Realized net gain on marketable securities	—	—	—	—	—	—	10,094	10,094
Interest and other income	—	—	—	—	—	—	24,749	24,749

Income (loss) from continuing operations before income taxes	$77,930	$101,728	$280,467	$157,810	$(10,729)	$51,326	$(239,940)	$418,592

9. Commitments

Reserve for Vacant Facilities

During the third quarter of fiscal 2002, we concluded that we would not occupy two vacant leased buildings in Mountain View, California and that we would be unable to recover a substantial portion of our lease obligations by subleasing the vacant space. The resulting $13.2 million charge was equal to the remaining future lease commitments for these facilities, net of estimated future sublease income. The estimated costs of abandoning these leased facilities reflected management’s best estimates based on market information and trend analyses we compiled with the help of a commercial real estate brokerage firm that we retained. We evaluate our assumptions quarterly for any potentially significant change to the reserve. No material change has been necessary to date. Our actual future cash payments may exceed the total reserve balance at April 30, 2003 by a maximum of $3.7 million if we are unable to sublease either of the properties. The $2.1 million short-term portion of the reserve is in other current liabilities and the remaining long-term portion is in long-term obligations on our balance sheet. We expect to use the total reserve by the end of fiscal 2010.

Activity in the reserve for vacant facilities for the three and nine months ended April 30, 2002 and 2003 was as follows:

	Three Months Ended		Nine Months Ended

	April 30,	April 30,	April 30,	April 30,
(In thousands)	2002	2003	2002	2003

Beginning balance	$—	$11,313	$—	$12,478
Additions to reserve	13,237	—	13,237	—
Cash lease payments applied against the reserve	(759)	(587)	(759)	(1,752)

Ending balance	$12,478	$10,726	$12,478	$10,726

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in Item 2 for information on our operating lease and other contractual obligations.

10. Other Current Liabilities

Other current liabilities were as follows at the dates indicated:

	July 31,	April 30,
(In thousands)	2002	2003

Reserve for product returns	$32,095	$69,308
Reserve for rebates	8,169	35,952
Future cash payments due for CBS Employer Services acquisition	25,359	23,343
Other acquisition and disposition related items	4,667	1,782
Short-term portion of vacancy reserve	2,073	2,073
Other accruals	11,709	17,692

	$84,072	$150,150

The CBS Employer Services acquisition accrual of $25.4 million recorded in the fourth quarter of fiscal 2002 included $21.5 million for holdbacks of the original purchase price. If all conditions are met, a maximum of $3.6 million of these holdbacks will be paid out in June 2003 and the remaining $17.9 million will be paid out in June 2005. The original accrual also included $3.9 million for restructuring and transaction costs, which are being charged against the liability as they are incurred.

11. Income Taxes

We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and other taxable items. We recorded income tax provisions on pre-tax income in the third quarters and first nine months of fiscal 2002 and 2003.

The effective tax rates for the third quarter and first nine months of fiscal 2003 were approximately 31% for both periods. The effective tax rates for the third quarter and first nine months of fiscal 2002 were approximately 32% and 19%, respectively. The effective tax rate for the first nine months of fiscal 2002 reflected a one-time benefit in the second quarter of $34.4 million related to our sale of Venture Finance Software Corporation and costs from impairment charges in the first and second quarters of $9.0 million and $5.4 million. Excluding these benefits and charges, the effective tax rate for the first nine months of fiscal 2002 would have been approximately 32%.

12. Stockholders’ Equity

Stock Repurchase Program

In March 2003, Intuit’s Board of Directors authorized the company to repurchase up to $500.0 million of common stock from time to time over a three-year period. Shares of stock repurchased under the program become treasury shares. During the third quarter of fiscal 2003, we repurchased a total of 1,907,800 shares of our common stock for an aggregate cost of approximately $74.7 million under this program.

Distribution and Dilutive Effect of Options

We provide equity incentives to our employees (including those we hire as a result of acquisitions) and to our Board members. The following table shows option grants to “Named Executives” and to all employees for the periods indicated. Named Executives are defined as the company’s chief executive officer and each of the four other most highly compensated executive officers during fiscal 2002.

	Nine Months	Twelve Months Ended
	Ended
	April 30,	July 31,	July 31,
	2003	2002	2001

Net option grants during the period as a percentage of outstanding shares	1.5%	3.2%	4.7%
Grants to Named Executives during the period as a percentage of total options granted	8.5%	3.5%	7.3%
Grants to Named Executives during the period as a percentage of outstanding shares	0.2%	0.2%	0.4%
Options held by Named Executives as a percentage of total options outstanding	10.7%	10.5%	9.0%

We define net option grants as options granted less options canceled or expired and returned to the pool of options available for grant. Options granted to our Named Executives as a percentage of the total options granted to all employees will vary significantly from quarter to quarter, due in part to the timing of annual performance-based grants to Named Executives. For example, Named Executive grants as a percentage of total grants during the first nine months of fiscal 2003 were higher than we expect for fiscal 2003 as a whole due in part to performance grants to Named Executives during the first quarter of fiscal 2003.

13. Stockholder Rights Plan

On April 29, 1998, the Board of Directors adopted a stockholder rights plan designed to protect the long-term value of Intuit for its stockholders during any future unsolicited acquisition attempt. Under the terms of the rights plan, a dividend was paid of one right for each share of Common Stock outstanding as of May 11, 1998, and thereafter, one right is issued with each share of Common Stock that becomes outstanding, until the occurrence of certain defined events under the rights plan. Each right established under the rights plan, upon the occurrence of certain defined events under the rights plan, may be exercised to purchase 1/3 of 1/1000th of a share of Series B Junior Participating Preferred Stock. On January 30, 2003, the Board of Directors amended the rights plan to change the exercise price for the rights from $83.33 per 1/3 of 1/1000th share to $300 per 1/3 of 1/1000th share.

14. Litigation

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

Leonard Knable et al. v. Intuit Inc. was filed in Los Angeles County Superior Court on February 24, 2003. The lawsuit alleges various claims for unfair practices and deceptive and misleading advertising, fraud and deceit and product liability, on behalf of a purported class. The allegations are based on the design and operation of the product activation feature in Intuit’s TurboTax® 2002 for Windows® desktop software and Intuit’s representations and disclosures about product activation. The complaint seeks disgorgement of revenue from the sale of the product, compensatory and punitive damages, injunctive relief and attorneys fees and costs. Discovery has been served by all parties.

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

15. Related Parties

Loans to Executive Officers and Other Employees

Outstanding loans to executive officers and other employees consisted of the following at the dates indicated. Prior to July 30, 2002, loans to executive officers were generally made in connection with their relocation and purchase of a residence near their new place of work. Consistent with the requirements of the Sarbanes-Oxley legislation enacted on July 30, 2002, we have not made or modified any loans to executive officers since July 30, 2002. We do not intend to make or modify any loans to executive officers in the future.

	July 31,	April 30,
(In thousands)	2002	2003

Loans to executive officers	$14,865	$14,891
Loans to other employees	6,405	5,010

	$21,270	$19,901

One employee with previously outstanding loans totaling approximately $1.2 million became an executive officer during the first nine months of fiscal 2003. Loans to executive officers totaling approximately $1.1 million were also repaid during the first nine months of fiscal 2003.

Repurchase of Vested Restricted Stock

In March 2003, our chief executive officer vested in 37,500 shares of restricted stock. To provide Mr. Bennett with the funds to pay the related payroll tax withholding obligation we repurchased from him 17,532 shares of common stock at $39.02 per share, the closing market price of Intuit stock on the date the restricted stock vested.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Caution about Forward-Looking Statements

Throughout this Report, we make forward-looking statements that are based on our current expectations, estimates and projections about our business and our industry, and that reflect our beliefs and assumptions based on information available to us at the date of this Report. In some cases, you can identify these statements by words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” and other similar terms. These forward-looking statements include, among other things, projections of our future financial performance, our anticipated growth, the strategies and trends we anticipate in our businesses and the customer segments in which we operate and the competitive nature and anticipated growth of those segments.

We caution investors that forward-looking statements are only predictions, based on our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. Some of the important factors that could impact our future operating results and could cause our results to differ are discussed in this Item 2 under the caption “Risks That Could Affect Future Results.” We encourage you to read that section carefully. You should carefully consider those risks, in addition to the other information in this Report, in our Form 8-K for fiscal 2002 (filed with the SEC on April 22, 2003) and in our other filings with the SEC, before deciding to invest in our stock or to maintain or change your investment. We caution investors not to rely on these forward-looking statements, which reflect management’s analysis only as of the date of this Report. We undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law.

Overview

Intuit’s Mission. Intuit’s mission is to transform business and financial management for small businesses, accounting professionals and consumers. Our products and services fall into the following principal categories: QuickBooks small business accounting and business management solutions; small business products and services that include payroll, financial supplies, technical support and information technology management solutions; TurboTax consumer tax products and services; ProSeries and Lacerte professional tax products and services; and Vertical Business Management Solutions, our Intuit line of industry-specific products and services. Our other businesses consist primarily of Quicken personal finance products and services and Canada.

Expanding Product and Service Offerings. During the last year, we have expanded the products and services that we offer. Under our Right for My Business strategy we are introducing solutions to meet the specialized requirements of small businesses in selected vertical industries by developing industry-specific versions of QuickBooks. We have introduced new versions of QuickBooks for companies that, due to their larger size or complexity, have more demanding accounting needs. We have also introduced business solutions that go beyond accounting software to address a wider range of business management challenges that small businesses face. Finally, we are acquiring companies that offer business management solutions to small businesses in selected vertical industries. We expect to continue to expand in these directions over the next several years.

Evolving Distribution Channels. We have been expanding our distribution channels to accommodate the expansion of the customer segments we serve and the range of products and services we offer. In the retail channel, we are selling an increasing proportion of our software products directly to a variety of retailers rather than through a few major distributors. As we offer more complex, higher priced software products than our traditional retail software products, we expect that direct sales will continue to become an increasingly important source of revenue and new customers. The direct channel is also becoming a more important channel for our traditional desktop products. Finally, as we add products and services that are complimentary to our core products, we are focusing on strengthening our cross-selling capabilities. We expect that these increased capabilities will allow us to generate additional revenue from our existing customers, particularly our small business customers.

Seasonality. Our tax businesses are highly seasonal. Sales of tax preparation products and services are heavily concentrated in the period from November through April. These seasonal patterns mean that our total net revenue is usually highest during our second and third quarters ending January 31 and April 30. Since fiscal 2000, we have recognized an increasing portion of our Consumer Tax annual revenue during the third quarter compared to the second quarter, and that trend continued during fiscal 2003. We typically report losses in our first and fourth quarters ending October 31 and July 31 when revenue from our tax businesses is minimal, while operating expenses to develop new products and services continue at relatively consistent levels.

Impact of Acquisitions. Our recent acquisitions of businesses and assets have affected the comparability of our results. We have completed six acquisitions since the beginning of fiscal 2002, which have affected the comparability of revenue between fiscal 2002 and 2003. The impairment and/or amortization of goodwill and other intangible assets we have acquired in connection with acquisitions has had a significant impact on our operating results, and on the comparability of results from period to period and year over year. During the third quarter and first nine months of fiscal 2002, we recorded amortization of goodwill and other intangibles and other acquisition-related charges of $37.5 million and $140.5 million, which included $22.0 million in impairment charges for the nine-month period. Starting with the first quarter of fiscal 2003, we no longer amortize goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) 142. As a result, our acquisition-related charges significantly decreased during the third quarter and first nine months of fiscal 2003, to $8.4 million and $27.0 million.

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

•	Net Revenue – Revenue Recognition. Intuit derives revenues from the sale of packaged software products, product support, professional services, outsourced payroll services and multiple element arrangements that may include any combination of these items. We follow the appropriate revenue recognition rules for each type of revenue. See Note 1 of the financial statements, “Net Revenue.” In general, we recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collectibility is probable. However, determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report. For example, for multiple element arrangements we must make assumptions and judgments in order to allocate the total price among the various elements we must deliver, to determine whether vendor-specific evidence of fair value exists for each element and to determine whether and when each element has been delivered. If we were to change any of these assumptions or judgments, it could cause a material increase or decrease in the amount of revenue that we report in a particular period. Revenue that we cannot recognize in a particular period is reflected on our balance sheet as deferred revenue and recognized over time as the applicable revenue recognition criteria are satisfied. When we acquire a company, we promptly review its revenue recognition practices and, if necessary, make them consistent with our revenue recognition policies.

•	Net Revenue – Return and Rebate Reserves. As part of our revenue recognition policy, we estimate future product returns and rebate payments and establish reserves against revenue based on these estimates. Product returns by distributors and retailers principally relate to the return of obsolete products. Our return policy allows distributors and retailers, subject to certain contractual limitations, to return purchased products. For product returns reserves, we consider the volume and price mix of products in the retail channel, trends in retailer inventory and economic trends that might impact customer demand for our products (including the competitive environment and the timing of new releases of our products). We fully reserve for obsolete products in the distribution channels.

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

•	Reserves for Uncollectible Accounts Receivable. We make ongoing assumptions relating to the collectibility of our accounts receivable. The accounts receivable amount on our balance sheet includes a reserve for accounts that might not be paid. In determining the amount of the reserve, we consider our historical level of credit losses. We also make judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and we assess current economic trends that might impact the level of credit losses in the future. Our reserves have generally been adequate to cover our actual credit losses. However, since we cannot reliably predict future changes in the financial stability of our customers, we cannot guarantee that our reserves will continue to be adequate. If actual credit losses are significantly greater than the reserve we have established, that would increase our general and administrative expenses and reduce our reported net income. Conversely, if actual credit losses are significantly less than our reserve, this would eventually decrease our general and administrative expenses and increase our reported net income.

•	Goodwill, Purchased Intangibles and Other Long-Lived Assets – Impairment Assessments. We make judgments about the recoverability of goodwill, purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate that an other-than-temporary impairment in the remaining value of the assets recorded on our balance sheet may exist. We test the impairment of goodwill annually or more frequently if indicators of impairment arise. In order to estimate the fair value of long-lived assets, we make various assumptions about the future prospects for the business that the asset relates to and typically estimate future cash flows to be generated by that business. Based on these assumptions and estimates, we determine whether we need to take an impairment charge to reduce the value of the asset stated on our balance sheet to reflect its estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. More conservative assumptions of the anticipated future benefits from these businesses would result in greater impairment charges, which would decrease net income and result in lower asset values on our balance sheet. Conversely, less conservative assumptions would result in smaller impairment charges, higher net income and higher asset values. At April 30, 2003, we had $584.8 million in goodwill and $134.9 million in intangible assets on our balance sheet.

•	Income Taxes – Estimates of Effective Tax Rates, Deferred Taxes and Valuation Allowance. When we prepare our consolidated financial statements, we estimate our income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our balance sheet. We must then assess the likelihood that our deferred tax assets will be realized. To the extent we believe that realization is not likely, we establish a valuation allowance. When we establish a valuation allowance or increase this allowance in an accounting period, we must record a tax expense in our statement of operations.

Management must make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. Our net deferred tax asset as of April 30, 2003 was $236.8 million, net of the valuation allowance of $6.8 million. We recorded the valuation allowance to reflect uncertainties about whether we will be able to utilize some of our deferred tax assets (consisting primarily of certain net operating losses carried forward by our international subsidiaries and certain state capital loss carryforwards) before they expire. The valuation allowance is based on our estimates of taxable income for the jurisdictions in which we operate and the period over which our deferred tax assets will be realizable. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, we could be required to increase the valuation allowance to take into account additional deferred tax assets that we may be unable to realize. An increase in the valuation allowance would have an adverse impact, which could be material, on our income tax provision and net income in the period in which we make the increase.

Results of Operations

Total Net Revenue

Total net revenue of $634.7 million and $1,405.6 million increased 29% and 25% in the third quarter and first nine months of fiscal 2003 compared to the third quarter and first nine months of fiscal 2002. The following is a discussion of total net revenue by reportable segment for those periods.

In the second quarter of fiscal 2003, we revised our fiscal 2002 reportable segments to reflect the way we currently manage and view our businesses. We determined that the QuickBooks product component of our fiscal 2002 Small Business segment was a separate reportable segment and we combined our fiscal 2002 Employer Services segment with the balance of Small Business to arrive at the fiscal 2003 segment called Small Business Products and Services. We began reporting Vertical Business Management Solutions (formerly Small Business Verticals) as a separate segment in fiscal 2003. Finally, we combined our fiscal 2002 Personal Finance and Global Business segments to arrive at the fiscal 2003 segment called Other Businesses. We have reclassified previously reported fiscal 2002 and first quarter fiscal 2003 segment results to conform to the second quarter fiscal 2003 presentation. See Note 8 of the financial statements for additional information about our reportable segments.

QuickBooks

QuickBooks product revenue is derived primarily from QuickBooks desktop software products. QuickBooks services revenue is derived from QuickBooks Online Edition.

QuickBooks total net revenue of $55.2 million increased 12% in the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002. The revenue increase reflected 19% higher average selling prices partially offset by slightly lower total unit sales. The higher average selling prices were due in part to three new products with enhanced functionality that we did not offer during the third quarter of fiscal 2002 – QuickBooks Point of Sale, QuickBooks Enterprise Solutions and QuickBooks Contractor Edition. These new products were launched at the end of fiscal 2002 as part of our Right for My Business strategy and have significantly higher average selling prices than our traditional line of QuickBooks products. The lower unit sales were due primarily to weakness in the retail channel for our traditional products, QuickBooks Basic and Pro, which were affected by more cautious consumer buying patterns during the quarter.

QuickBooks total net revenue of $186.7 million increased 18% in the first nine months of fiscal 2003 compared to the same period of the prior year. The increase was due primarily to 6% higher unit sales, which were dampened in the third quarter by conservative consumer buying patterns, and 17% higher average selling prices driven by the fiscal 2002 introduction of certain higher-priced QuickBooks products.

Small Business Products and Services

Small Business Products and Services product revenue is comprised of QuickBooks Do-It-Yourself Payroll, financial supplies and information technology management software. Services revenue for this segment is derived primarily from outsourced payroll services and from QuickBooks and information technology support plans. Our outsourced payroll services consist of QuickBooks Assisted Payroll Service, a payroll service that handles the back-end aspects of payroll processing, including tax payments and filings; and Intuit Payroll Services Complete Payroll, which provides traditional, full service payroll processing, tax payment and check delivery services. Intuit Payroll Services Complete Payroll encompasses the business of CBS Employer Services, Inc. (“CBS”), which we acquired in the fourth quarter of fiscal 2002. Our outsourced payroll business also includes our Premier payroll service. Other revenue for this segment consists of royalties from small business online transactions, such as QuickBooks Merchant Account Service and QuickBooks Online Billing, and interest earned on customer payroll deposits.

Small Business Products and Services total net revenue of $114.6 million and $336.1 million increased 41% and 34% in the third quarter and first nine months of fiscal 2003 compared to the same periods of fiscal 2002. Growth in this segment was driven primarily by increases in payroll revenue attributable in large part to our acquisition of CBS in the fourth quarter of fiscal 2002 and by our acquisition of Intuit Information Technology Solutions (“IITS”), formerly Blue Ocean Software, Inc., in the first quarter of fiscal 2003.

Payroll total net revenue increased 43% in the third quarter of fiscal 2003 compared to the third quarter of the prior year. Payroll product revenue increased 30% due to growth in the customer base of 8% and 20% higher average selling prices driven by price increases. Outsourced payroll services revenue increased 53% due in large part to our acquisition of CBS. QuickBooks support revenue grew 30% in the third quarter of fiscal 2003 compared to the same quarter of the prior year due to a 28% increase in the number of support plans sold and continued strength in the higher-priced support plans for higher-end QuickBooks products. These products include QuickBooks Premier, QuickBooks Point of Sale and QuickBooks Enterprise Solutions, which we introduced during fiscal 2002.

Payroll total net revenue increased 38% in the first nine months of fiscal 2003 compared to the same period of the prior year, due primarily to 28% growth in payroll product revenue because of higher unit sales and higher average selling prices and 46% growth in outsourced payroll services revenue due in large part to our acquisition of CBS. QuickBooks support revenue grew 30% on strength in support plans for higher-priced QuickBooks products.

Consumer Tax

Consumer Tax product revenue is derived primarily from TurboTax federal and state consumer desktop tax preparation products. Consumer Tax services revenue is derived primarily from TurboTax for the Web online tax preparation services and consumer electronic filing services. Paid Web units exclude filing units that we donate at no charge to low-income taxpayers under the Internal Revenue Service’s Free File Alliance.

Consumer Tax total net revenue of $313.1 million increased 28% in the third quarter of fiscal 2003 compared to the same quarter of the prior year. TurboTax desktop revenue increased 26% due primarily to 34% growth in unit sales. TurboTax for the Web revenue increased 38% in the third quarter due to 15% paid unit growth and higher average selling prices for federal tax offerings with enhanced functionality. Electronic filing revenue was up 20% in the third quarter of fiscal 2003 due to 9% higher unit sales and higher average state electronic filing fees.

Since fiscal 2000, we have recognized an increasing portion of our Consumer Tax annual revenue during the third quarter compared to the second quarter, and that trend continued during fiscal 2003. This trend results in part from more customers using our Web-based tax offerings, for which revenue peaks later in the tax season. In addition, retail sales have shifted to later in the tax season. Finally, the MyCD direct marketing program that we initiated this year delayed revenue to the third quarter. In this campaign, we shipped TurboTax directly to customers without charge early in the tax season. This delayed revenue to the time customers electronically activated and paid for the product, rather than when they purchased it at a retail store or directly from us.

Consumer Tax total net revenue of $414.4 million grew 24% in the first nine months of fiscal 2003 compared to the same period of the prior year. Total paid federal units were 8.5 million, an increase of 12% over the first nine months of fiscal 2002. Desktop revenue increased 17% due to 7% growth in unit sales and slightly higher average selling prices. TurboTax for the Web revenue increased 43% due to 18% paid federal and state unit growth and higher average selling prices. Electronic filing revenue was up 23% due to a 10% increase in unit sales and higher average state electronic filing fees.

Although we are encouraged by the year-to-date results for our Consumer Tax business, revenues for the full tax season are still subject to product returns from our retail distribution channels. While we expect our reserves for returned products will be adequate to cover retailers’ returns of unsold products during the fourth quarter of fiscal 2003, higher than expected returns could have a negative impact on revenue for the full season. See “Critical Accounting Policies – Net Revenue – Return and Rebate Reserves” at the beginning of this Item 2.

Professional Tax and Accountants’ Solutions

Professional Tax and Accountants’ Solutions (“PTAS”) product revenue is derived primarily from ProSeries and Lacerte professional tax preparation software products. PTAS services revenue is derived primarily from electronic filing and training services.

PTAS total net revenue of $81.2 million and $239.7 million increased 12% and 10% in the third quarter and first nine months of fiscal 2003 compared to the same periods of the prior year. Product revenue of $80.3 million and $233.1 million grew 15% and 10% in the fiscal 2003 periods due to price increases related to product enhancements and successful cross-sell efforts to the existing tax client base.

Vertical Business Management Solutions

Vertical Business Management Solutions (“VBMS”) revenue is derived from four businesses that we acquired in fiscal 2002 that provide small business management solutions for vertical industries. Those businesses are Intuit Distribution Management Solutions, Intuit MRI Real Estate Solutions, Intuit Construction Business Solutions and Intuit Public Sector Solutions. VBMS product revenue is derived from industry-specific business management software. VBMS services revenue consists primarily of technical support, installation, consulting and training services.

These vertical businesses contributed $25.7 and $68.5 million to total net revenue for the third quarter and first nine months of fiscal 2003. This represented revenue growth for these businesses of 7% and 6% for those periods, over their aggregate revenue for the comparable periods before we acquired them.

Other Businesses

Other Businesses consist primarily of Personal Finance and Canada. Personal Finance product revenue is derived primarily from Quicken desktop software products. Personal Finance services revenue is nominal while other revenue consists of fees from consumer online transactions and Quicken.com advertising revenue. In Canada, product revenue is derived primarily from localized versions of QuickBooks and Quicken as well as QuickTax and TaxWiz consumer desktop software products. Services revenue in Canada consists primarily of revenue from software maintenance contracts sold with QuickBooks.

Other Businesses total net revenue of $44.8 million increased 16% in the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002. Personal Finance total net revenue of $20.9 million decreased 9% in the third quarter of fiscal 2003 compared to the same quarter of the previous year. Personal Finance product revenue declined 2%, reflecting the continuing overall lack of growth in the personal finance desktop software category and more cautious consumer buying patterns during the quarter. Aggregate average selling prices for Quicken were 12% higher due to the fiscal 2003 introduction of Quicken Premier and price increases for the Home and Business product. Five percent lower unit sales more than offset the higher average selling prices. Personal Finance other revenue declined 11% in the third quarter of fiscal 2003 compared to the same quarter of fiscal 2002 due to the continuing industry-wide slowness in spending by purchasers of Internet advertising and our exit from certain online businesses during fiscal 2002.

Total net revenue from Canada of $14.5 million increased 19% in the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002. The increase was due in part to the third quarter fiscal 2003 Canadian introduction of Right for My Business versions of QuickBooks targeted at contractors, retail establishments, professional accountants, property managers and nonprofit organizations. Canadian QuickBooks average selling prices increased 33% and unit sales doubled. Third quarter revenue growth was also due in part to sales of our TaxWiz consumer tax preparation product, which Intuit Canada acquired in November 2002. Partially offsetting these increases, QuickTax revenue was down 51% compared to the third quarter of the prior year due to a successful campaign to increase retail shelf presence early in the tax season. This campaign had the effect of shifting retail sales for the 2002 tax season from the third quarter into the second quarter of fiscal 2003. QuickTax revenue for the first nine months of fiscal 2003 increased 14% compared to the same period of fiscal 2002.

Other Businesses total net revenue of $160.2 million for the first nine months of fiscal 2003 was 2% higher than total net revenue for the same period of the previous year. Personal Finance total net revenue of $98.1 million decreased 9% during the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002. Personal Finance product revenue declined 3% due to lack of market growth and slow third quarter consumer spending. Eleven percent lower unit sales for all Quicken products more than offset higher average selling prices for Quicken Premier and Home and Business. Personal Finance other revenue decreased 13% due to slowness in Internet advertising and our exit from certain online businesses in fiscal 2002.

Total net revenue from Canada of $47.8 million for the first nine months of fiscal 2003 grew 27% compared to the same period of the previous year. The increase was due primarily to 14% higher revenue from QuickTax driven by 20% higher average selling prices and 13% higher unit sales due to the second quarter fiscal 2003 introduction of Right for Me consumer tax products targeted at investors, those who maintain home offices and taxpayers preparing for retirement. TaxWiz also contributed to fiscal 2003 revenue. Canadian QuickBooks revenue for the first nine months of fiscal 2003 declined 27% compared to the prior year period due to lack of growth in the software category and decreases in the level of inventory purchasing by retailers. The impact of these trends was partially counteracted by the introduction of Right for My Business versions of QuickBooks in Canada in the third quarter of fiscal 2003.

Cost of Revenue

		% of		% of			% of		% of
	Q3	Related	Q3	Related	Q3%	YTD	Related	YTD	Related	YTD %
(Dollars in millions)	FY02	Revenue	FY03	Revenue	Change	FY02	Revenue	FY03	Revenue	Change

Cost of revenue:
Cost of products revenue	$33.7	10%	$46.0	12%	36%	$136.0	16%	$145.8	15%	7%
Cost of services revenue	26.9	18%	37.0	16%	38%	79.6	35%	113.2	32%	42%
Cost of other revenue	6.8	48%	5.6	33%	(18%)	18.1	38%	15.4	31%	(15%)
Amortization of purchased software	1.6	n/a	3.7	n/a	131%	10.4	n/a	10.2	n/a	(2%)

Total cost of revenue	$69.0	14%	$92.3	15%	34%	$244.1	22%	$284.6	20%	17%

There are four components of our cost of revenue: (1) cost of products revenue, which includes the direct cost of manufacturing and shipping our software products; (2) cost of services revenue, which reflects direct costs associated with providing services, including data center costs relating to delivering Internet-based services; (3) cost of other revenue, which includes costs associated with generating advertising and marketing and online transactions revenue; and (4) amortization of purchased software, which represents the cost of depreciating products we obtained through acquisitions over their useful lives.

Cost of products revenue as a percentage of product revenue increased to 12% in the third quarter of fiscal 2003 from 10% in the same quarter of the prior year due to an increase in royalties on certain new Consumer Tax offerings. Cost of products as a percentage of product revenue decreased to 15% in the first nine months of fiscal 2003 from 16% in the same period of fiscal 2002. This was primarily due to strong sales of our new higher-priced QuickBooks products: QuickBooks Premier, QuickBooks Point of Sale and QuickBooks Enterprise. These products have higher prices but essentially the same manufacturing costs as our lower-priced QuickBooks products, resulting in lower cost of revenue per unit. We also continued to improve the packaging design for certain products and streamline some of our manufacturing processes during fiscal 2003. This enabled us to reduce the per-unit materials, manufacturing and shipping costs for our shrink-wrap software products, resulting in cost savings. We expect both of these factors to continue during the remainder of fiscal 2003, resulting in slightly lower cost of products revenue as a percentage of product revenue for the full fiscal year compared to fiscal 2002.

Cost of services revenue as a percentage of services revenue decreased to 16% and 32% in the third quarter and first nine months of fiscal 2003 from 18% and 35% in the third quarter and first nine months of fiscal 2002. These decreases were primarily attributable to the growth in our outsourced payroll business during the third quarter and first nine months of fiscal 2003. As this business grows, we are leveraging our historical investments in data center and other infrastructure to reduce the unit cost and improve the profitability of outsourced payroll services. In addition, starting in the third quarter of fiscal 2003 we no longer paid royalties to Wells Fargo Bank for our Premier payroll business. Although we now amortize the $29.2 million purchase price of the right to market to this customer base to cost of services revenue, the amortization expense is significantly less than the royalties that would have been incurred under the old agreement. See Note 6 of the financial statements. We expect continued lower cost of services revenue during the remainder of fiscal 2003 due to these factors.

Cost of other revenue as a percentage of other revenue decreased to 33% and 31% in the third quarter and first nine months of fiscal 2003 from 48% and 38% in the same periods of fiscal 2002. In the first quarter of fiscal 2002, we moved a large number of servers that supported Quicken.com from an external hosting company to our own data center and streamlined the infrastructure. Over time, this led to decreased cost of other revenue for this business.

We recorded a $5.2 million impairment charge for intangible assets related to Quicken.com advertising revenue in the second quarter of fiscal 2002. Excluding this impairment charge, amortization of purchased software increased in the third quarter and first nine months of fiscal 2003 compared to the same periods of the prior year as a result of additional amortization for purchased intangible assets relating to the acquisitions we completed in the fourth quarter of fiscal 2002 and the first quarter of fiscal 2003.

Operating Expenses

		% Total		% Total			% Total		% Total
	Q3	Net	Q3	Net	Q3%	YTD	Net	YTD	Net	YTD %
(Dollars in millions)	FY02	Revenue	FY03	Revenue	Change	FY02	Revenue	FY03	Revenue	Change

Customer service and technical support	$42.5	9%	$46.0	7%	8%	$128.5	12%	$141.3	10%	10%
Selling and marketing	72.8	15%	83.1	13%	14%	203.8	18%	255.7	18%	25%
Research and development	50.8	10%	62.0	10%	22%	149.6	13%	192.2	14%	28%
General and administrative	26.8	5%	34.2	5%	28%	81.8	7%	112.3	8%	37%

Subtotal	192.9	39%	225.3	35%	17%	563.7	50%	701.5	50%	24%
Charge for purchased research and development	—	n/a	—	n/a	n/a	—	n/a	8.9	0%	n/a
Charge for vacant facilities	13.2	3%	—	n/a	(100%)	13.2	1%	—	n/a	(100%)
Acquisition-related charges	37.5	8%	8.4	1%	(78%)	140.5	13%	27.0	2%	(81%)
Loss on impairment of long-lived asset	—	n/a	—	n/a	n/a	27.0	2%	—	n/a	(100%)

Total operating expenses	$243.6	50%	$233.7	36%	(4%)	$744.4	66%	$737.4	52%	(1%)

Overview of Operating Expenses

Total operating expenses decreased slightly in the third quarter and first nine months of fiscal 2003 compared to the same periods of fiscal 2002. Core operating expenses (which are subtotaled in the table above) increased 17% and 24% in those periods, while acquisition-related charges decreased dramatically. Acquisition-related charges declined because we no longer amortize goodwill and because there were no impairment charges for goodwill or intangible assets during the third quarter and first nine months of fiscal 2003.

Customer Service and Technical Support

Customer service and technical support expenses were 7% and 10% of total net revenue in the third quarter and first nine months of fiscal 2003, compared to 9% and 12% in the same periods of fiscal 2002. We continued to improve our efficiency in the third quarter and first nine months of fiscal 2003 compared to the same periods of fiscal 2002 by migrating some of our call center capabilities to offshore resources and increasing the proportion of customer service and technical support we provide through less expensive methods such as Web sites, online chat, email and other electronic means. In fiscal 2003 we benefited from the fiscal 2002 implementation of a number of successful process excellence initiatives that reduced costs while maintaining or increasing service levels. We also experienced somewhat lower support costs as a percentage of total net revenue in fiscal 2003 due to the addition to the product mix of our newer versions of QuickBooks that have higher average selling prices. However, these benefits were partially offset by increased demand for customer service and technical support due to the increasing complexity of our products and to customer questions relating to product activation technology in TurboTax desktop products. We expect to continue to benefit from lower cost, more scalable electronic customer service and technical support delivery mechanisms and from product mix in the remainder of fiscal 2003.

Selling and Marketing

Selling and marketing expenses were 13% and 18% of total net revenue in the third quarter and first nine months of fiscal 2003, compared to 15% and 18% in the third quarter and first nine months of fiscal 2002. In the third quarter and first nine months of fiscal 2003, selling and marketing expenses in absolute dollars increased 14% and 25% compared to the same periods of fiscal 2002 as we continued to expand our small business marketing programs to support the Right for My Business strategy announced in fiscal 2002. Marketing expenses for certain new QuickBooks products with advanced functionality totaled approximately $2.8 million and $8.3 million in the third quarter and first nine months of fiscal 2003, compared to nominal marketing expenses for these products in the same periods of fiscal 2002. Marketing expenses for the third quarter and first nine months of fiscal 2003 also increased compared to the same periods of fiscal 2002 as we expanded marketing programs to support our Consumer Tax Right for Me strategy introduced this tax season. Finally, we added selling and marketing expenses for our newly acquired vertical business management operations in those fiscal 2003 periods. We expect selling and marketing expenses to increase in the remainder of fiscal 2003 as we continue to expand marketing programs for our new QuickBooks products as well as for the other Right for My Business products and services we recently introduced and those we expect to introduce in the remainder of fiscal 2003.

Research and Development

Research and development expenses were 10% and 14% of total net revenue in the third quarter and first nine months of fiscal 2003, compared to 10% and 13% in the same periods of fiscal 2002. Research and development expenses in absolute dollars increased 22% and 28% in the third quarter and first nine months of fiscal 2003 compared to the third quarter and first nine months of fiscal 2002. Research and development expenses did not include labor costs capitalized in connection with internal use software projects of $23.0 million for the first nine months of fiscal 2003 and $12.0 million for the first nine months of fiscal 2002. During fiscal 2003, we continued to invest in new products, particularly those that support our small business Right for My Business and Consumer Tax Right for Me strategies. We also added research and development expenses for our newly acquired vertical business management solutions. During the remainder of fiscal 2003, we expect to continue to make significant investments in research and development, particularly for new small business products and services.

General and Administrative

General and administrative expenses were 5% and 8% of total net revenue in the third quarter and first nine months of fiscal 2003, compared to 5% and 7% in the same periods of fiscal 2002. General and administrative expenses in absolute dollars increased 28% and 37% in the third quarter and first nine months of fiscal 2003 compared to the same periods of the prior year primarily due to acquisition integration costs, the addition of general and administrative expenses for the companies we acquired in the fourth quarter of fiscal 2002 and higher insurance costs. We expect general and administrative expenses during the remainder of fiscal 2003 to continue to exceed fiscal 2002 levels in absolute dollars and as a percentage of total net revenue because of these factors.

Charge for Vacant Facilities

During the third quarter of fiscal 2002, we concluded that we would not occupy two vacant leased buildings in Mountain View, California and that we would be unable to recover a substantial portion of our lease obligations by subleasing the vacant space. As a result, we recorded a charge of $13.2 million in that quarter. See Note 9 of the financial statements.

Acquisition-Related Charges

In the third quarter and first nine months of fiscal 2003, acquisition-related charges were $8.4 million and $27.0 million, compared to $37.5 million and $140.5 million in the same periods of fiscal 2002. For the third quarter and first nine months of fiscal 2002, acquisition-related charges included the amortization of goodwill, purchased intangible assets and deferred compensation expenses arising from acquisitions. Acquisition-related charges for the first nine months of fiscal 2002 also included impairment charges of $22.0 million. Beginning with the first quarter of fiscal 2003, acquisition-related charges no longer included amortization of goodwill due to our adoption of SFAS 142 and there were no impairment charges during that period. See Note 3 of the financial statements.

Loss on Impairment of Long-lived Asset

The fiscal 2002 loss on impairment of long-lived asset related to the impairment of the asset we received in May 2001 from the purchaser of our Quicken Bill Manager business. We regularly perform reviews to determine if the carrying values of our long-lived assets are impaired. During the first quarter of fiscal 2002, events and circumstances indicated impairment of this asset. Based on our resulting analysis of the asset’s fair value, we recorded a charge of $27.0 million in the first quarter of fiscal 2002 to reduce the carrying value of this asset to its estimated fair value of zero, reflecting the deteriorating financial condition of the purchasing company.

Non-Operating Income and Expenses

Interest and Other Income

In the third quarter and first nine months of fiscal 2003, total interest and other income was $8.2 million and $24.7 million, compared to $7.2 million and $24.6 million in the same periods of fiscal 2002. Interest and other income included interest income of $3.8 million that we recorded in the first six months of fiscal 2003 in connection with the line of credit we extended to the company that purchased our Quicken Loans mortgage business in July 2002. The line of credit was repaid in full in January 2003. Interest and other income also included royalties from trademark license and distribution agreements that we entered into when we sold the same business. These royalties totaled $0.7 million and $1.9 million in the third quarter and first nine months of fiscal 2003. See Note 7 of the financial statements. Finally, due to the effect of the weakening U.S. dollar on intercompany balances with our Canadian subsidiary, interest and other income included foreign exchange gains of $2.1 million and $4.2 million in the third quarter and first nine months of fiscal 2003, as compared to a nominal foreign exchange impact in fiscal 2002.

In general, the interest income that we earn on our cash and short-term investment balances has been decreasing due in part to a continuing decline in market interest rates compared to the same periods of the prior year. Our interest income has also been decreasing as a result of lower average cash and short-term investment balances during most of fiscal 2003 compared to the same periods of fiscal 2002 due to our use of cash to fund our acquisitions and our stock repurchase programs. See Note 5, Note 7 and Note 12 of the financial statements.

Interest earned on customer payroll deposits is reported as revenue for our payroll business, and is not included in interest and other income.

Gains (Losses) on Marketable Securities and Other Investments, Net of Taxes

We recorded pre-tax net gains relating to marketable securities and other investments of $7.0 million and $10.1 million in the third quarter and first nine months of fiscal 2003. We recorded a pre-tax net gain of $1.4 million in the third quarter of fiscal 2002 and a pre-tax net loss of $9.3 million in the first nine months of fiscal 2002. The net loss in the first nine months of fiscal 2002 included charges of $7.2 million for declines during the period in the market prices of our trading securities and options we held in S-1 Corporation and $3.3 million to write down certain long-term investments for which the decline in fair value below carrying value was other-than-temporary. We sold all of our trading securities in the first quarter of fiscal 2002.

Gain on Divestiture

In the third quarter of fiscal 2002, we paid $12.0 million to terminate a $20.3 million obligation for an interactive services agreement related to our Quicken Bill Manager business, which we sold in May 2001. As a result, we recorded a pre-tax gain of $8.3 million in the third quarter of fiscal 2002. We wrote off the $27.0 million asset acquired in connection with the sale of our Quicken Bill Manager business in the first quarter of fiscal 2002. See “Loss on Impairment of Long-lived Asset” above.

Income Taxes

In the third quarter and first nine months of fiscal 2003, we recorded income tax provisions of $100.8 million and $130.7 million on pre-tax income from continuing operations of $323.7 million and $418.6 million, resulting in effective tax rates of approximately 31% for both periods. In the third quarter and first nine months of fiscal 2002, we recorded income tax provisions of $62.6 million and $31.1 million on pre-tax income from continuing operations of $195.3 million and $160.4 million, resulting in effective tax rates of approximately 32% and 19%. The effective tax rate for the first nine months of fiscal 2002 reflected a one-time benefit in the second quarter of $34.4 million related to our sale of Venture Finance Software Corporation and costs from impairment charges in the first and second quarters of $9.0 million and $5.4 million. Excluding these benefits and charges, the effective tax rate for the first nine months of fiscal 2002 would have been approximately 32%.

As of April 30, 2003, we had net deferred tax assets of $236.8 million, which included a valuation allowance of $6.8 million for net operating loss carryforwards relating to our international subsidiaries and certain state capital loss carryforwards. The allowance reflects management’s assessment that we may not receive the benefit of certain loss carryforwards of our international subsidiaries and capital loss carryforwards in certain state jurisdictions. While we believe our current valuation allowance is sufficient, it may be necessary to increase this amount if it becomes more likely that we will not realize a greater portion of the net deferred tax assets. We assess the need for an adjustment to the valuation allowance on a quarterly basis.

Discontinued Operations

On July 31, 2002, we sold our Quicken Loans mortgage business segment and accounted for the sale as discontinued operations. In accordance with APB Opinion No. 30, we have segregated the operating results of Quicken Loans from continuing operations in our statement of operations for all periods prior to the sale. In October 2002, we sold our residual equity interest in the purchasing company and recognized a gain of $5.6 million on the transaction. See Note 7 of the financial statements.

On February 7, 2003, we sold our wholly owned Japanese subsidiary, Intuit KK, and accounted for the sale as discontinued operations. In accordance with SFAS 144, we have segregated the operating results of Intuit KK from continuing operations in our statement of operations for all periods prior to the sale. We recorded a gain on disposal of discontinued operations of $71.0 million, net of income taxes, in the third quarter of fiscal 2003. See Note 7 of the financial statements.

Liquidity and Capital Resources

At April 30, 2003, our cash and cash equivalents and short-term investments totaled $1.522 billion, a $292.3 million increase from July 31, 2002. The increase was primarily due to cash generated by continuing operations and discontinued operations, partially offset by our use of cash for our stock repurchase programs and for an acquisition.

We generated $581.4 million in cash from our operations during the nine months ended April 30, 2003. Net income from continuing operations generated cash of $287.9 million plus adjustments made for non-cash expenses of $55.1 million for depreciation and a total of $46.0 million for acquisition-related charges, charges for purchased research and development and amortization of purchased software. Other current liabilities increased $64.6 million due mainly to higher reserves for returns and rebates and income taxes payable increased $123.2 million, both reflecting the seasonality of our business. Cash generated by operating activities was partially offset by an increase of $63.0 million in accounts receivable, again reflecting the seasonality of our business.

We used $510.6 million in cash for investing activities during the first nine months of fiscal 2003. Our primary use of cash for investing activities was for the acquisition of Blue Ocean Software, Inc., which totaled $171.7 million net of cash we acquired. We invested net cash of $258.6 million in short-term investments during the period, with proceeds of $1.542 billion from the sale upon maturity of certain short-term investments more than offset by reinvestments of $1.801 billion. As a result of our continued investment in information systems and infrastructure, we also purchased $70.6 million in property and equipment.

We used $375.7 million in cash for our financing activities in the first nine months of fiscal 2003. The primary component of cash used in financing activities was $498.5 million for the repurchase of treasury stock through our stock repurchase programs and for a repurchase of vested restricted stock. See Notes 12 and 15 of the financial statements. This was partially offset by proceeds of $125.6 million we received from the issuance of common stock under employee stock plans.

Cash generated by discontinued operations totaled $341.4 million in the first nine months of fiscal 2003, including collection of $241.6 million in amounts due from discontinued operations entities and a net gain of approximately $71.0 million from the sale of our Japanese subsidiary, Intuit KK, in the third quarter of fiscal 2003. See Note 7 of the financial statements.

In May 2001, Intuit’s Board of Directors authorized the company to repurchase up to $500.0 million of common stock over a three-year period. In July 2002, our Board of Directors increased the authorized purchase amount by $250.0 million to a total of $750.0 million. From inception of the program through its conclusion in December 2002, we repurchased a total of 16.6 million shares of our common stock for an aggregate cost of approximately $750.0 million.

In March 2003, Intuit’s Board of Directors authorized the company to repurchase up to $500.0 million of common stock from time to time over a three-year period. Shares of stock repurchased under the program become treasury shares. During the third quarter of fiscal 2003, we repurchased a total of 1.9 million shares of our common stock for an aggregate cost of approximately $74.7 million under this program. Authorized funds of $425.3 remain available under the program at April 30, 2003.

Outstanding loans to executive officers and other employees totaled $21.3 million at July 31, 2002 and $19.9 million at April 30, 2003. Loans to executive officers are primarily relocation loans. Loans are generally interest-bearing, secured by real property and have maturity dates of up to 10 years. All interest payments are current in accordance with the terms of the loan agreements. Consistent with the requirements of the Sarbanes-Oxley legislation enacted on July 30, 2002, none of these loans have been made or modified since July 30, 2002 and we do not intend to make or modify executive loans in the future. In March 2003, we repurchased 17,532 shares of common stock from our chief executive officer to provide him with the funds to pay the payroll tax withholding obligation relating to the vesting of restricted stock. See Note 15 of the financial statements.

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

Contractual Obligations

The following table summarizes our contractual obligations to make future payments at April 30, 2003:

	Payments Due by Period

	Less than 1	1-3	3-5	More than 5
(In millions)	year	years	years	years	Total

Restricted cash	$9.9	$—	$—	$—	$9.9
Short-term portion of vacancy reserve	2.1	—	—	—	2.1
Long-term obligations	—	6.7	2.3	2.8	11.8
Operating leases	29.0	47.0	32.4	19.6	128.0
Other obligations	23.3	—	—	—	23.3

Total contractual cash obligations	$64.3	$53.7	$34.7	$22.4	$175.1

Restricted cash at April 30, 2003 included $5.8 million that we held in escrow in connection with our fiscal 2002 acquisition of CBS Employer Services, Inc. The escrow period expires in June 2003. Restricted cash at April 30, 2003 also included $4.1 million for product rebates due our customers.

Long-term obligations at April 30, 2003 included the $8.6 million long-term portion of our reserve for vacant facilities. See Note 9 of the financial statements. Other obligations consisted of amounts we owe to former stockholders of CBS Employer Services, Inc. in connection with our acquisition of that company in the fourth quarter of fiscal 2002. This contractual obligation is included in other current liabilities on our balance sheet. See Note 10 of the financial statements.

Reserves for Returns and Rebates

Activity in our reserves for product returns and for rebates during the first nine months of fiscal 2003 and comparative balances at April 30, 2002 were as follows:

		Additions
	Balance	Charged		Balance	Balance
	July 31,	Against	Returns/	April 30,	April 30,
(In thousands)	2002	Revenue	Redemptions	2003	2002

Reserve for product returns	$32,095	$123,312	$(86,099)	$69,308	$53,484
Reserve for rebates	8,169	224,816	(197,033)	35,952	30,604

Reserves for product returns were slightly higher at April 30, 2003 compared to April 30, 2002 because of revenue growth and the increased complexity of new QuickBooks products such as QuickBooks Enterprise Solutions, which we reserve at a higher rate than our QuickBooks Basic and Pro products. Reserves for rebates are higher at April 30, 2003 compared to April 30, 2002 because of an increase in end-user rebate programs in fiscal 2003.

Recent Pronouncements

On June 29, 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 supercedes APB Opinion No. 17, “Intangible Assets,” and provides that goodwill and other intangible assets that have an indefinite useful life will no longer be amortized. However, these assets must be reviewed for impairment at least annually or more frequently if an event occurs indicating the potential for impairment. The shift from an amortization approach to an impairment approach applies to all acquisitions completed after June 30, 2001. We adopted the remaining elements of this new standard in the first quarter of fiscal 2003 and therefore ceased amortizing goodwill for acquisitions made prior to July 1, 2001. However, it is possible that in the future we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. In addition, we will continue to amortize our purchased intangible assets with finite useful lives and to assess those assets for impairment as appropriate.

As of the date of adoption of SFAS 142 on August 1, 2002, we had an unamortized acquired intangible assets balance of $123.6 million and an unamortized goodwill balance of $430.8 million. These balances reflect the transfer of $1.9 million in assembled workforce from intangible assets to goodwill in accordance with SFAS 142. In connection with the transitional goodwill impairment evaluation provisions under SFAS 142, we performed a goodwill impairment review as of August 1, 2002 and found no impairment. We will perform our annual goodwill impairment review during the fourth quarter of fiscal 2003.

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit and Disposal Activities.” This statement revises the accounting for activities relating to exiting or disposing of businesses or assets under EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” A formal commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most exit and disposal costs. Instead, companies will record exit or disposal costs when they are incurred and can be measured at fair value, and will subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS 146, and liabilities that were recorded under EITF Issue No. 94-3 are not affected. We adopted SFAS 146 effective January 1, 2003 and there was no impact on our financial position, results of operations or cash flows.

On December 31, 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This statement amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting and records compensation expense for all stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial statements. The amendment of the transition and annual disclosure requirements of SFAS 123 are effective for fiscal years ending after December 15, 2002. The amendment of the disclosure requirements of APB Opinion No. 28 is effective for financial reports containing condensed consolidated financial statements for interim periods beginning after December 15, 2002. Since we have not elected to change to the fair value based method of accounting and therefore do not record compensation expense for most stock-based employee compensation, the transition provisions of SFAS 148 had no impact on our financial position, results of operations or cash flows. We adopted the disclosure provisions of this statement in the first quarter of fiscal 2003. See Note 1 of the financial statements.

In November 2002, the FASB issued Financial Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of this interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted FIN 45 in the third quarter of fiscal 2003. Since we had no guarantees outstanding at the time of adoption, the provisions of FIN 45 had no impact on our financial position, results of operations or cash flows.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires us to consolidate a variable interest entity if we are subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Some of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We anticipate that the adoption of FIN 46 will not have a material impact on our financial position, results of operations or cash flows.

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

Company-Wide Risk Factors

Our revenue and earnings are highly seasonal. Seasonality and other factors cause significant quarterly and annual fluctuations in our revenue and net income. Several of our businesses are highly seasonal — particularly our tax businesses, but also small business to a lesser extent. This causes significant quarterly fluctuations in our financial results. Revenue and operating results are usually strongest during the second and third fiscal quarters ending January 31 and April 30. We experience lower revenues, and often significant operating losses, in the first and fourth quarters ending October 31 and July 31. Recently we have recognized an increasing portion of our Consumer Tax revenue in the third fiscal quarter compared to the second fiscal quarter. Our financial results can also fluctuate from quarter to quarter and year to year due to a variety of factors, including changes in product release dates, and the timing of acquisitions, dispositions, goodwill and intangible assets impairment charges and gains and losses related to marketable securities.

Business integration of acquired companies can present challenges and we may not fully realize the intended benefits of our acquisitions. During the past few years, we have completed numerous acquisitions. These acquisitions have expanded our product and service offerings, personnel and geographic locations. Integrating and organizing acquired businesses creates challenges for our operational, financial and management information systems, as well as for our product development processes. This can strain our resources and be expensive and time consuming. If we do not adequately address issues presented by growth through acquisitions, we may not fully realize the intended benefits (including financial benefits) of these acquisitions.

Our acquisition strategy entails a number of challenges that could limit our successful implementation of the strategy. A key component of our Right for My Business strategy is to continue to expand our product and service offerings, and we expect that a significant portion of this expansion will result from acquisitions. We could face the following risks relating to our strategy and future acquisitions, in addition to the integration challenges noted above:

•	Increased competition for acquisition opportunities could inhibit our ability to complete suitable acquisitions, and could also increase the price we would have to pay to complete acquisitions.

•	If we are unable to complete acquisitions successfully, we may not be able to develop and market products for new industries or applications with which we may not be familiar.

•	Despite our due diligence reviews, acquired businesses may bring with them unanticipated liabilities, business or legal risks or operating costs that could harm our results of operations or business, reduce or eliminate any benefits of the acquisition or require unanticipated expenses.

•	Future acquisitions may require us to issue shares of our stock and stock options to owners and employees of the acquired businesses, which would result in dilution to the equity interests of our stockholders.

•	If we fail to retain the services of key employees of acquired companies for significant time periods after the acquisition of their companies, we may experience difficulty in managing the acquired company’s business and not realize the anticipated benefits of the acquisition.

Acquisition-related costs can cause significant fluctuation in our net income. Our recent acquisitions have resulted in significant expenses, including amortization of purchased software (which is reflected in cost of revenue), as well as charges for in-process research and development, and amortization and impairment of goodwill, purchased intangibles and deferred compensation (which are reflected in operating expenses). Total acquisition-related costs in the categories identified above were $263.0 million in fiscal 2001, $196.0 million in fiscal 2002 and $46.0 million in the first nine months of fiscal 2003. Fiscal 2003 acquisition-related costs have declined primarily because of a change in accounting for goodwill. However, we may incur less frequent, but larger, impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions as we continue to expand our business. We expect total acquisition-related costs for fiscal 2003 to be approximately $56.0 million, assuming no additional acquisitions or impairment charges. As of April 30, 2003, we had an unamortized goodwill balance of approximately $584.8 million, which could be subject to impairment charges in the future. Additional acquisitions, and any impairment of the value of purchased assets, could have a significant negative impact on our future operating results.

Actual product returns may exceed returns reserves, particularly for our consumer tax preparation software. We ship more desktop software products to our distributors and retailers than we expect them to sell, in order to reduce the risk that distributors or retailers will run out of products. This is particularly true for our consumer tax products, which have a short selling season. Like most software companies, we have historically accepted significant product returns. Returns of our consumer tax products occur primarily in our fourth fiscal quarter ending July 31. We establish reserves against revenue for product returns in our financial statements, based on estimated future returns of products. We closely monitor levels of product sales and inventory in the retail channel in an effort to maintain reserves that are adequate to cover expected returns. In the past, returns have not generally exceeded these reserves. However, if we do experience actual returns that significantly exceed reserves, it would result in lower net revenue.

If we are required to account for options under our employee stock plans as a compensation expense, it would significantly reduce our net income and earnings per share. There has been increasing public debate about the accounting treatment for employee stock options. Although we are not currently required to record any compensation expense in connection with option grants that have an exercise price at or above fair market value, it is possible that future laws or regulations will require us to treat all stock options as a compensation expense. The increased compensation expense would significantly reduce our net income and earnings per share under generally accepted accounting principles.

If we do not continue to successfully develop new products and services in a timely manner, our future financial results will suffer. Over the past two years, we have introduced a number of new desktop software products that are specially designed for specific businesses and consumer needs. We believe that it is necessary to continually develop new products and services and to improve existing products and services to remain competitive in the markets we serve. Failure to do so would harm our competitive position and result in declines in our revenue and earnings. However, developing and improving our products and services becomes more complex as we increase the number of software products that we offer. The development and enhancement processes involve several risks, including challenges in hiring and retaining highly qualified employees, the risk of delays in product and service launches, the risk of defects that hinder performance and the risk that customers will not buy new or modified offerings.

The expansion of our product and service offerings creates risks due to the increasing complexity and decreasing predictability of our revenue streams. Our expanding range of products and services generates more varied revenue streams than our traditional desktop software businesses. The accounting policies that apply to these revenue streams are more complex than those that apply to our traditional products and services. We expect this trend to continue with future acquisitions. For example, as we begin to offer additional features and options as part of multiple-element sales arrangements, we could be required to defer a higher percentage of our product revenue at the time of sale than we do for traditional products, which would decrease revenue at the time products are shipped, but result in more revenue in fiscal periods after shipment. In addition, some of our newer businesses offer higher-priced business management software products and services. Revenue from these higher-priced products and services tends to be less predictable than revenue from our traditional desktop products, due to longer sales and implementation cycles. These businesses also tend to rely on a relatively small number of large orders for a substantial portion of their revenue in a particular quarter, which could cause our quarterly revenue from these businesses to fluctuate.

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

We face risks relating to customer privacy and security and increasing regulation, which could hinder the growth of our businesses. Despite our efforts to address customer concerns about privacy and security, these issues still pose a significant risk, and we have experienced lawsuits and negative publicity relating to privacy issues. A major breach of customer privacy or security by Intuit, or even by another company, could have serious consequences for our businesses, including reduced customer demand for our products and/or additional regulation by federal or state agencies. In addition, we have incurred significant expenses to comply with mandatory privacy and security standards and protocols. Additional similar federal and state laws, and/or laws that govern telemarketing activity, may be passed in the future, and the cost of complying with additional legislation could have a negative impact on our operating results.

We face several risks relating to our retail distribution channel. We face risks relating to our retail distribution channel, including ongoing challenges in negotiating favorable terms (including financial terms) with retailers and the negative effect of the current economic environment on retail sales generally. In addition, any termination or significant disruption of our relationship with any of our major resellers could result in a decline in our net revenue. Also, any financial difficulties of our retailers could have an adverse effect on our operating expenses if uncollectible amounts from them exceed the bad debt reserves we have established.

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

Legal protection for our intellectual property is not always effective to prevent unauthorized use or copying. Current U.S. laws that prohibit copying give us only limited practical protection from software “pirates,” and the laws of many other countries provide very little protection. Policing unauthorized use of our products is difficult, expensive and time-consuming. For tax year 2002, we incorporated product activation technology in some of our tax preparation products to reduce unauthorized sharing of the products. Although we are committed to protecting our intellectual property, we are removing product activation technology from all prepaid tax year 2003 versions of TurboTax federal desktop products. We expect that software piracy will continue to be a persistent problem for our desktop software products. In addition, the Internet may tend to increase, and provide new methods for, illegal copying of the technology used in our desktop and Internet-based products and services. We also face risks relating to our licensing of our intellectual property to third parties. For example, we licensed the use of the Quicken Loans and Quicken Mortgage trademarks to the purchaser of our Quicken Loans mortgage business. If the purchaser violates the terms of the trademark license, it could result in serious and irreparable harm to Intuit’s reputation and the value of our Quicken-related brands.

Specific Factors Affecting Our QuickBooks, Small Business Products and Services and Vertical Business Management Solutions Segments

Despite positive early indicators, it is too soon to provide assurance that we will be able to generate substantial and sustained revenue growth from new products and services in the small business accounting and vertical business management segments. To meet our growth goals, we must generate revenue from a wider range of market and customer segments as well as from new products and services. Although we are encouraged by early results, there are still a number of risks associated with our growth strategy, including:

•	Our strategy depends on our successfully completing acquisitions and integrating acquired companies, which presents a number of challenges as described above under “Company-Wide Risk Factors.”

•	Our strategy is resulting in a dramatic increase in the number and complexity of the products and services that we offer. This is placing greater demands on our research and development and marketing and sales resources, as we must develop, market and sell both the new products and services as well as periodic enhancements to an expanding portfolio of products and services. This will also require us to continually develop, expand and modify our internal business operations systems and procedures to support new businesses, including our customer service and technical support contact centers, and our customer management, order management, billing and other systems.

•	Many of the new products and services we are and will be offering are much more complex than our traditional core desktop software products and are being priced accordingly. They will therefore require a more consultative sales process, and a higher level of post-sales support. If we are not able to effectively adapt our marketing, sales, distribution and customer support functions to accommodate these changes, we will not succeed in generating significant or sustained revenue or net income from these new businesses.

We face a wide range of competitive risks that could impact our financial results. In the small business arena, we face current competition from competitors’ desktop software offerings, Web-based small business services, and other small business services. Many competitors and potential competitors have begun providing, or have expressed significant interest in providing, accounting and business management products and services to small businesses. For example, Microsoft offers small business software and Web-based services. As we implement our Right for My Business strategy we face increased competitive threats from larger companies in bigger markets than we have historically faced.

Revenue growth for our vertical business management solutions may be hindered by a variety of factors, which could have a negative impact on overall company revenue growth. Revenue growth for our vertical business management solutions is subject to numerous risks, including the negative impact of the current economic environment on customer purchases of the relatively high-priced software solutions offered by our vertical businesses, and the potential disruption to the businesses during the acquisition integration process. In addition, revenue growth in any particular period may be difficult to predict because of the complex revenue streams generated by these businesses, and the corresponding complexity in the accounting policies that apply to them.

Our payroll business faces a number of risks that could have a negative impact on revenue and profitability. For our payroll offerings, we must be able to process customer data accurately, reliably and in a timely manner in order to attract and retain customers and avoid the costs associated with errors. As our outsourced payroll businesses grow, we hold an increasing amount of customer deposits for the payment of payroll taxes. We include interest on these customer deposits as revenue. If interest rates continue to decline, it would result in less revenue for those businesses. Also, we could be liable for any loss or theft of these funds by our employees or agents. In order to generate sustained growth for our Intuit Payroll Services Complete Payroll, we will be required to successfully develop and manage a more extensive and proactive direct field sales operation, which is a different distribution method than those we have historically relied on.

Specific Factors Affecting Our Consumer Tax Segment

We face intense competitive pressures from the private sector in our consumer tax preparation software business. There are formidable current and potential competitors in the private sector, and we expect competition to remain intense in the future. These competitive pressures can have a negative impact on our revenue, profitability and market position.

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

Over the past few years, we have experienced significant reductions in our interest income due to declines in interest rates. These declines have led to interest rates that are low by historical standards and we do not believe that further decreases in interest rates will have a material impact on the interest income earned on our cash equivalents and short-term investments held at April 30, 2003.

Impact of Foreign Currency Rate Changes

We translate foreign currencies (primarily Canadian dollars and British pounds) into U.S dollars for financial reporting purposes. Accordingly, currency fluctuations can have an impact on our financial results, though the historical impact has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is insignificant primarily because our global subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. For each of the fiscal years ended July 31, 2000, 2001 and 2002 and for the first nine months of fiscal 2003, there was an immaterial currency exchange impact from our intercompany transactions. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of April 30, 2003, we did not engage in foreign currency hedging activities.

ITEM 4
CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

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

Leonard Knable et al. v. Intuit Inc. was filed in Los Angeles County Superior Court on February 24, 2003. The lawsuit alleges various claims for unfair practices and deceptive and misleading advertising, fraud and deceit and product liability, on behalf of a purported class. The allegations are based on the design and operation of the product activation feature in Intuit’s TurboTax® 2002 for Windows® desktop software and Intuit’s representations and disclosures about product activation. The complaint seeks disgorgement of revenue from the sale of the product, compensatory and punitive damages, injunctive relief and attorneys fees and costs. Discovery has been served by all parties.

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

ITEM 5
OTHER MATTERS

ANNUAL MEETING DATE

Intuit will hold its next Annual Meeting of Stockholders on October 30, 2003. This date is more than 30 days before the date of the annual meeting in 2002. Under SEC rules, any Intuit stockholder who intends to present a proposal at the annual meeting must submit the proposal, in writing, so that Intuit receives it at our principal executive offices by June 25, 2003 in order for the proposal to be included in our proxy statement and proxy for the meeting. Any Intuit stockholder who wishes to submit a proposal for the annual meeting, but does not seek to include it in our proxy materials, must provide written notice of the proposal to Intuit’s Secretary, at our principal executive offices, between August 1, 2003 and August 31, 2003. In addition, our stockholders must comply with the procedural requirements in our bylaws. Stockholders can obtain a copy of our bylaws from us upon request. The bylaws are also on file with the SEC. We reserve the right to reject, rule out of order or take other appropriate action with respect to any proposal that does not comply with these and other applicable requirements.

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

We have filed the following exhibits as part of this report:

Incorporated By Reference
Filed with
Exhibit		this			Date
No.	Exhibit Description	Form 10-Q	Form	File No.	Filed

10.01+	Share Repurchase Agreement dated March 27, 2003 between Intuit and Stephen M. Bennett	X

99.01	Certification of Chief Executive Officer	X

99.02	Certification of Chief Financial Officer	X

+	Management compensatory plan or arrangement.

Reports on Form 8-K filed during the third quarter of fiscal 2003:

1.	On February 18, 2003, Intuit filed a report on Form 8-K to report under Item 5 that it had amended and restated its Rights Agreement between Intuit and American Stock Transfer and Trust Company, as Rights Agent, and that its Board of Directors adopted a Three-Year Independent Directors Review of its Rights Agreement.

2.	On February 18, 2003, Intuit filed a report on Form 8-K to report under Item 5 that it had sold its wholly owned Japanese subsidiary, Intuit KK, to Advantage Partners, Inc., for a purchase price of approximately $79 million. We also reported that on February 13, 2003 we announced our fiscal 2003 second quarter results. Intuit’s consolidated balance sheet and statement of operations for the second quarter ended January 31, 2003 were included in the 8-K.

3.	On March 25, 2003, Intuit filed a Report on Form 8-K to report under Item 5 that it had revised its fiscal 2003 guidance. We also announced that our Board of Directors had authorized a three-year stock repurchase program for up to $500 million.

4.	On April 22, 2003, Intuit filed a report on Form 8-K to report under Item 5 historical financial information, reclassified to reflect Intuit KK as a discontinued operation. Intuit’s consolidated balance sheets as of July 31, 2001 and 2002 and statements of operations for the fiscal years ended July 31, 2000, 2001 and 2002 were included in the 8-K.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC.
(Registrant)

Date: May 30, 2003	By:	/s/ Robert B. Henske

Robert B. Henske
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

CERTIFICATION

I, Stephen M. Bennett, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Intuit Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 30, 2003

By:	/s/ Stephen M. Bennett

Stephen M. Bennett
President and Chief Executive Officer

CERTIFICATION

I, Robert B. Henske, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Intuit Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 30, 2003

By:	/s/ Robert B. Henske

Robert B. Henske
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.01+	Share Repurchase Agreement dated March 27, 2003 between Intuit and Stephen M. Bennett

99.01	Certification of Chief Executive Officer

99.02	Certification of Chief Financial Officer

+	Management compensatory plan or arrangement.