Form 10-K
period 2003-07-31
INTUIT INC
filed 2003-09-19
CIK 896878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended July 31, 2003 or

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
Preferred Stock Purchase Rights

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X]       No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X]       No [   ]

The aggregate market value of the outstanding common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price of $44.10) was $8.3 billion. There were 198,876,357 shares of voting common stock with a par value of $0.01 outstanding at August 31, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on October 30, 2003 are incorporated by reference in Part III of this report on Form 10-K.

PART I
ITEM 1 BUSINESS
ITEM 2 PROPERTIES
ITEM 3 LEGAL PROCEEDINGS
ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 4A EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6 SELECTED FINANCIAL DATA
ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Schedule II
ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A CONTROLS AND PROCEDURES
PART III
ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11 EXECUTIVE COMPENSATION
ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT 10.01
EXHIBIT 10.03
EXHIBIT 10.05
EXHIBIT 10.20
EXHIBIT 10.21
EXHIBIT 10.38
EXHIBIT 10.39
EXHIBIT 10.40
EXHIBIT 10.41
EXHIBIT 10.44
EXHIBIT 10.45
EXHIBIT 10.46
EXHIBIT 10.51
EXHIBIT 10.52
EXHIBIT 10.57
EXHIBIT 14.01
EXHIBIT 21.01
EXHIBIT 23.01
EXHIBIT 31.01
EXHIBIT 31.02
EXHIBIT 32.01
EXHIBIT 32.02

FISCAL 2003 FORM 10-K
INTUIT INC.

Intuit, the Intuit logo, QuickBooks, Quicken, TurboTax, ProSeries, Lacerte, QuickBase, FundWare and Track-It!, among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Intuit MasterBuilder, MRI and Intuit Eclipse, among others, are trademarks and/or service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners and should be treated as such.

PART I
ITEM 1
BUSINESS

CORPORATE BACKGROUND

Intuit began operations in March 1983 and was incorporated in California in March 1984. In March 1993, we reincorporated in Delaware and completed our initial public offering. Our principal executive offices are located at 2535 Garcia Avenue, Mountain View, California, 94043, and our telephone number is (650) 944-6000. We maintain our corporate Web site at http://www.intuit.com. When we refer to “we,” “our” or “Intuit” in this Form 10-K, we mean the current Delaware corporation (Intuit Inc.) and its California predecessor, as well as all of our consolidated subsidiaries.

We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all other reports, and amendments to these reports, required of public companies with the SEC. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a Web site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Through a link to the SEC Web site, we make available free of charge on our corporate Web site all of the reports we file with the SEC as soon as reasonably practicable after the reports are filed.

Additional copies of Intuit’s fiscal 2003 Form 10-K may be obtained without charge by contacting Investor Relations, Intuit Inc., P.O. Box 7850, Mountain View, California 94039-7850 or by calling (650) 944-6000.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Throughout this Report, we make forward-looking statements that are based on our current expectations, estimates and projections about our business and our industry, and that reflect our beliefs and assumptions based on information available to us at the date of this Report. Many of these statements are located in the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify these statements by words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” and other similar terms. These forward-looking statements include, among other things, projections of our future financial performance, our anticipated growth, the strategies and trends we anticipate in our businesses and the customer segments in which we operate and the competitive nature and anticipated growth of those segments.

We caution investors that forward-looking statements are only predictions, based on our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. Some of the important factors that could impact our future operating results and could cause our results to differ are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks That Could Affect Future Results.” We encourage you to read that section carefully. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to invest in our stock or to maintain or change your investment. We caution investors not to rely on these forward-looking statements, which reflect management’s analysis only as of the date of this Report. We undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law.

BUSINESS OVERVIEW

Intuit’s Mission: Transforming Business and Financial Management

Our mission is to transform the way people run their businesses and manage their financial lives. Our goal is to create changes so profound and simple that customers wouldn’t dream of going back to their old ways of keeping their books, managing their businesses, preparing their taxes or organizing their personal finances. Our products and services fall into the following principal categories: QuickBooks® small business accounting and business management solutions; small business products and services that include payroll, financial supplies, technical support and information technology management solutions; TurboTax® consumer tax products and services; ProSeries® and Lacerte® professional tax products and services; Intuit-branded business management solutions designed to meet the specialized requirements of businesses in selected industries (which we call “Verticals”); and our other businesses, which consist primarily of Quicken® personal finance products and services and our Canadian business. Details about our offerings are provided in “Products and Services” below.

Company Growth Strategy

Intuit has a tradition of successful customer-driven innovation, using technology to address complex customer problems and develop solutions that make things easier. By applying strategic and operational rigor to this foundation, we believe we can accelerate our customer-driven innovation and deliver stronger revenue and profit growth.

There are four key fundamentals that support our growth strategy:

•	We deliberately choose to be in businesses with large, underserved market opportunities where we believe we have the strategic and durable advantage to produce long-term profitable growth.

•	We use operational rigor and process excellence methodology, tools and resources to execute more effectively on a daily basis. Our goal is higher service levels at lower cost.

•	We expand our tradition of customer-driven innovation by looking for new, large customer problems and challenging conventional wisdom to create solutions for customers and profitable growth for Intuit.

•	We apply strategic rigor to identify new adjacent markets and acquire companies that help us expand our leadership positions in our small business and tax businesses. Our goal is to create new growth platforms that drive faster profitable growth.

By being both disciplined and innovative, we can improve execution and deliver more — for example, by tightening development cycles, we can introduce more new products more quickly. The new products drive stronger growth and give customers a broader range of offerings to best meet their needs.

Customer-Focused Product Strategy

We strive to deliver a range of products and services that can provide a compelling customer proposition for a wide variety of customers with differing needs. In fiscal 2003, we continued to execute on that broad strategy and added key people, processes and infrastructure to our organization.

In September 2001 we announced our “Right for My Business” strategy. The primary purpose of this strategy is to address the market opportunity for businesses with up to 250 employees. Our goal is to offer the right solution for each small business in our targeted markets. Our Right for My Business strategy has two separate components. The first is focused on our QuickBooks products and related small business products and services. The second is focused on our Vertical Business Management Solutions products and services.

Here are the key elements of the QuickBooks and small business component of our Right for My Business strategy:

•	We have been expanding our QuickBooks product line to offer easy-to-use, industry-specific versions of QuickBooks, which we call “flavors.” These products include QuickBooks Premier: Accountant Edition for accounting professionals and Premier and Enterprise versions of QuickBooks for contractors and healthcare providers.

•	We are also offering versions of QuickBooks designed for bigger, more complex businesses — including QuickBooks Premier for small businesses needing more advanced accounting functionality and QuickBooks Enterprise Solutions Business Management Software for businesses with up to 250 employees.

•	We offer business solutions that go beyond accounting software to address a wider range of business management challenges that small businesses face. For example, we offer QuickBooks Point of Sale, an add-on product for retail businesses. We also offer a broad range of payroll services and financial supplies, as well as software solutions that help businesses manage their information technology resources and assets. In the first quarter of fiscal 2004, we announced QuickBooks Customer Manager, a stand-alone desktop software package that works with or independently of QuickBooks. This new product is designed to provide small businesses with integrated tools to manage their customer relationships.

•	We continue to expand the Intuit Developer Network. This initiative encourages third-party software developers to develop applications that exchange data with QuickBooks and other Intuit products by giving them limited access to application programming interfaces for certain of our software products. At the end of fiscal 2003, there were approximately 300 third-party applications available for QuickBooks and other Intuit products. These applications allow our customers to derive even more value from their Intuit software.

Under the Vertical Business Management Solutions component of our Right for My Business strategy, we provide Intuit-branded business management solutions designed to meet the specialized requirements of businesses in selected industries (which we call “Verticals”) that want more complete and customizable functionality. These currently include business solutions for the construction industry; nonprofit organizations, universities and government agencies; commercial and residential property managers; and wholesale durable goods distributors.

Multi-year customer-focused strategies are also reshaping our other businesses:

•	In connection with our Consumer Tax “Right for Me” strategy, we have introduced new functionality in our TurboTax Premier desktop products to address the unique needs of investors, those planning for retirement and rental property owners.

•	Under our Professional Accounting Solutions’ “Right for My Firm, Right for My Clients” strategy, in the first quarter of fiscal 2004 we announced QuickBooks Client Manager, a client management tool for professional accountants that works with or independent of QuickBooks and our Lacerte and ProSeries professional tax preparation software.

•	In fiscal 2003, we introduced Quicken Premier, which offers more robust investment and tax planning tools. In the first quarter of fiscal 2004, we began offering Quicken products with improved ease of use and reduced setup and maintenance time so that customers can more readily enjoy the benefits of complete and up-to-date financial records in one place.

PRODUCTS AND SERVICES

Intuit offers products and services in six business segments: QuickBooks, Small Business Products and Services, Consumer Tax, Professional Accounting Solutions, Vertical Business Management Solutions and Other Businesses. Our primary products and services are sold mainly in the United States and are described below. For financial information about these businesses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11 of the financial statements. For a description of the principal risks associated with these businesses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks that Could Affect Future Results.”

Net revenue from our QuickBooks desktop software products represented about 15% of our total net revenue in fiscal 2001, 2002 and 2003. Net revenue from our Consumer Tax products and services accounted for 25% to 27%

of our total net revenue in those periods. Net revenue from our Professional Accounting Solutions products and services represented between 15% and 17% of total net revenue in fiscal 2001, 2002 and 2003. No other class of similar products or services accounted for 10% or more of total net revenue in these periods.

QuickBooks

Our QuickBooks product line brings extensive bookkeeping capabilities, as well as business management tools, to small business users in an easy-to-use design that does not require customers to be familiar with debit/credit accounting. We offer a range of products to suit the needs of different types of small businesses, including QuickBooks Basic, which provides accounting functionality suitable for smaller, less complex businesses; QuickBooks Pro, which supports up to five multiple simultaneous users; QuickBooks Premier, for small businesses needing more advanced accounting functionality; QuickBooks Enterprise Solutions Business Management Software, designed for businesses with up to 250 employees; QuickBooks Premier: Accountant Edition, for accounting professionals with multiple QuickBooks clients; QuickBooks Point of Sale, an add-on product for retail businesses; and Premier and Enterprise versions of QuickBooks that are customized for contractors, nonprofit agencies and healthcare providers. As part of our Right for My Business strategy, we expect to introduce additional versions of QuickBooks during fiscal 2004 and beyond.

Small Business Products and Services

Small Business Service Solutions. We offer a variety of technical support options to our QuickBooks customers through our Small Business Service Solutions group. These include a free self-help information section on our QuickBooks.com Web site as well as a variety of support plans that are priced based on the level of personal assistance and response time the customer requires.

Payroll. Our payroll business provides solutions to help small business owners better manage key tasks relating to their employees. Our current payroll offerings consist primarily of two solutions:

•	Our QuickBooks Do-It-Yourself Payroll offers payroll tax tables, forms and electronic tax payment and filing services on a subscription basis to small businesses that prepare their own payrolls.

•	Our outsourced payroll services consist of our QuickBooks Assisted Payroll Service and our Intuit Payroll Services Complete Payroll. QuickBooks Assisted Payroll Service is an online payroll service that handles the back-end aspects of payroll processing, including tax payments and filings. It is integrated with QuickBooks, which minimizes customer data entry. Our Intuit Payroll Services Complete Payroll provides traditional, full service payroll processing, tax payment and check delivery services. We offer these services with QuickBooks integration or on a standalone basis. Complete Payroll includes the business of CBS Employer Services, Inc., which we acquired in the fourth quarter of fiscal 2002. It also encompasses our former Premier Payroll Service, which we had marketed and sold jointly with Wells Fargo Bank. In February 2003, we acquired the rights to brand and market the offering directly to Premier Payroll Service customers who currently use Intuit’s service.

Financial Supplies. We offer a range of financial supplies, such as paper checks, envelopes, invoices, deposit slips, stationery and business cards, designed for small businesses and individuals. We also offer tax forms, tax return presentation folders and other similar items for professional tax preparers. Our customers can personalize many products to incorporate their logos and use a variety of color, font and design options.

Small Business Online Services. Our more recent QuickBooks products offer a variety of optional business management services for an additional fee, including QuickBooks Online Billing, which allows small businesses to bill and receive customer payments electronically; QuickBooks Merchant Account Service, which enables small businesses to accept credit card payments from their customers; QuickBooks Shipping Manager, which gives small businesses access to Federal Express® shipping and tracking information that is integrated with QuickBooks; and the QuickBooks Business Mastercard®, which allows small businesses to download their credit card transactions directly into QuickBooks.

Information Technology Solutions. Our Intuit Track-It! line of products and services offer businesses robust tools to track and support their information technology assets and resources. As part of our “Right for My Business” strategy, Intuit Track-It! products provide comprehensive asset management, help desk and knowledge management solutions to businesses.

Consumer Tax

Consumer Tax Preparation Offerings. Our TurboTax products and services are designed to enable individuals and small business owners to prepare their own federal and state personal and business income tax returns easily, quickly and accurately. They are designed to be easy to use, yet sophisticated enough for complex tax returns. We offer a range of customized desktop software products as well as TurboTax for the Web, an interactive tax preparation service that enables individual taxpayers to prepare their federal and state income tax returns entirely online. One of our premium offerings, TurboTax Premier, addresses the unique income tax needs of investors, those planning for retirement and rental property owners. In addition, our innovative Instant Data Entry feature enables taxpayers to import data directly into their tax returns from Form W-2s (wages), Form 1098s (mortgage interest) and Form 1099s (interest, dividends and stock transactions) from approximately 70 participating financial institutions and payroll service companies. This feature saves TurboTax users significant time and increases accuracy.

Electronic Filing Services. Through our electronic filing center, customers of our desktop and Web-based tax preparation offerings can electronically file their federal tax returns, as well as state returns in all states that support electronic filing. For the 2001 and 2002 tax years, we were the exclusive provider of online tax preparation services on the Yahoo!® Finance Tax Center, and for the 2002 tax year our online tax services were also offered through the websites of approximately 1,500 financial institutions, electronic retailers and other merchants.

Intuit Tax Freedom Project. Under the Intuit Tax Freedom Project, a philanthropic public service initiative of the Intuit Financial Freedom Foundation, we provide online federal income tax return preparation and electronic filing services at no charge to lower income and other underserved federal taxpayers. We are a member of the Free File Alliance, a consortium of private sector companies that signed a three-year agreement with the federal government in October 2002 under which a number of private sector companies, rather than the federal government, are providing Web-based federal tax preparation and filing services at no cost through voluntary public service initiatives. We donated approximately 1.3 million federal units under this program in fiscal 2003.

Professional Accounting Solutions

Professional Accounting Solutions provides software and services for accountants in public practice who serve multiple clients. In addition to solutions sold directly to accountants, Professional Accounting Solutions also takes the leading role in generating revenue from Intuit products sold or referred by accountants to their small-business clients.

ProTax. ProSeries® and Lacerte® tax preparation software products are designed for tax professionals who prepare tax returns for their individual and business clients. Customers can elect to license professional tax products for a flat fee for unlimited annual use, or use them on a “pay-per-return” basis. ProSeries and Lacerte customers can file their clients’ tax returns through Intuit’s electronic filing services. In addition, Lacerte Tax Planner helps tax professionals provide tax planning services to their clients, and ProSeries Fixed Asset Manager is a time and effort-saving system for managing asset information.

Accountant Relations. Accountant Relations is responsible for advising accountants on how Intuit solutions can help them better serve their clients, manage their practices and grow their businesses. To help familiarize accountants with Intuit products and services, Accountant Relations administers the Intuit Accountant Training Network, which provides training and information to accountants in more than 50 cities nationwide. Accountant Relations also provides a collection of subscription-based membership and communication programs, product certifications, an informational Web site and Web-based tools for accounting professionals. Additionally, Accountant Relations drives Intuit’s strategy for developing a network of accountants who recommend and promote Intuit business and financial management solutions to their small-business clients and other accountants.

Accounting Solutions. Accounting Solutions develops offerings that help accountants better serve their clients, manage their practices and grow their businesses. QuickBooks Client Manager: Accountant Edition is a new client information and task management tool designed specifically for the needs of professional accountants. It employs a single, easy-to-use interface that enables accountants to organize and use client information stored in other software programs such as Lacerte and ProSeries professional tax software and Microsoft Outlook, Microsoft Word and Microsoft Excel. QuickBooks Client Manager is a stand-alone desktop software package that works with or independently of QuickBooks. Intuit® EasyACCT® Professional Accounting Series allows accountants to create financial statements and prepare tax forms (such as W-2s and 940s) for their clients. Accounting Solutions also supports software products from other Intuit business units that are developed or adapted for use by accountants. For example, QuickBooks Financial Statement Reporter enables accountants who use QuickBooks Premier: Accountant Edition 2003 or QuickBooks Enterprise Solutions Version 3.0 to easily create a complete, professional set of financial statements.

Vertical Business Management Solutions

In fiscal 2002, we acquired four companies that enable us to provide Intuit-branded accounting and business management solutions to customers in selected industries, which we call “Verticals.” These vertical businesses sell their products primarily in the United States and on a limited basis in Canada. Reported as a single business segment, these vertical businesses include:

Business Name	Product Line	Industry

Intuit Distribution Management Solutions	Intuit Eclipse™	Wholesale durable goods
MRI Real Estate Solutions	Intuit MRI™	Commercial and residential property managers
Intuit Construction Business Solutions	Intuit MasterBuilder™	Construction
Intuit Public Sector Solutions	Intuit Fundware®	Nonprofit organizations, universities and government agencies

Other Businesses

Personal Finance

Quicken Software. Our Quicken line of desktop software products helps users organize, understand and manage their personal finances. Quicken allows customers to reconcile bank accounts, record credit card and other transactions, write checks, and track investments, mortgages and other assets and liabilities. Quicken also allows customers to flag their tax-related financial transactions and download that information into our TurboTax consumer tax software. We offer basic and deluxe versions of the product as well as Quicken Premier, which offers more robust investment and tax planning tools; Quicken Premier Home and Business, which allows customers to manage both personal and small business finances in one application; and Quicken for Mac.

Quicken.com and Other Online Services. We provide a range of online services that help consumers manage their financial lives. Quicken.com™ is our primary personal finance Web site. It enables customers to automate financial management tasks and make informed financial decisions by giving them software tools, resources and objective information about a variety of personal finance topics, including investing, mortgages, insurance, taxes, banking and retirement, in a single online destination. Customers can also purchase many Intuit products and services from the site’s electronic store. Other online services that we offer include bill payment and online banking services through the Quicken desktop product and a Quicken credit card. Quicken and/or Quicken.com customers can also link directly to third-party providers of other services, such as insurance and mortgages. In fiscal 2003, we also offered brokerage services provided by a third party under a joint brokerage services agreement. We expect that we will cease to offer this service during the first or second quarter of fiscal 2004. We do not currently charge customers a fee to access most features on Quicken.com, but we receive revenue from financial institutions and other companies that advertise and/or sell their products or services through links from Quicken.com.

Global Business

We have business operations in Canada and we also serve markets across Europe, Southeast Asia and other selected locations. We have established third-party relationships with local companies in certain countries to help us better address specific markets. In all international markets except Canada and Europe, we focus primarily on small business products.

Canada and the United Kingdom. In Canada, we offer versions of QuickBooks that we have “localized,” that is, customized to meet the unique needs of customers in that specific international location. These include Right for My Business versions of QuickBooks targeted at contractors, retail establishments, professional accountants, property managers and nonprofit organizations which we introduced during fiscal 2003; QuickTax™ consumer tax return preparation software, including Right for Me QuickTax products for investors, those who maintain home offices and taxpayers preparing for retirement, which we introduced during fiscal 2003; TaxWiz consumer tax return preparation software, which we acquired during fiscal 2003; ProFile™ Financial Application Suite professional tax preparation products; and localized versions of Quicken. In the United Kingdom, we also offer localized versions of QuickBooks and Quicken, as well as the TaxCalc™ consumer tax return product.

Other Locations. We offer localized versions of QuickBooks and Quicken products in selected European markets through local distributors and agents. We also offer localized versions of QuickBooks and Quicken products in Australia, New Zealand and Singapore through a development, marketing and distribution arrangement with Australia-based Reckon Limited.

PRODUCT DEVELOPMENT

Historically, our desktop software products have tended to have a fairly predictable, structured development cycle of about a year, with annual product releases. This trend has been changing. For our small business desktop products, we now supplement annual releases of our core QuickBooks products with periodic releases of QuickBooks products for larger or more complex businesses and for our industry-specific QuickBooks products. The development timing for our service offerings, such as outsourced payroll, is determined by business needs and regulatory requirements and the length of the development cycle depends on the scope and complexity of each particular project. Developing tax preparation software presents unique challenges because of the demanding development cycle required to accurately incorporate annual tax law and tax form changes within a rigid timetable. The product development cycles for our Vertical Business Management Solutions businesses are sometimes longer than one year for major product releases. For a description of other risks and challenges we face relating to our product development, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks That Could Affect Future Results.”

During the past few years, we have devoted significant resources to developing new products and services, including QuickBooks Premier, QuickBooks Premier: Accountant Edition, QuickBooks Enterprise Solutions Business Management Software, industry-specific versions of QuickBooks, the Intuit Developer Network, TurboTax Premier, the Instant Data Entry feature of our TurboTax products and services and Quicken Premier. We supplement our internal development efforts by acquiring strategically important products and technology from third parties, or establishing other relationships that enable us to expand our offerings more rapidly. For example, during fiscal 2002 we acquired four companies that provide business management products in selected vertical industries, and we worked closely with a third-party technology provider to develop our QuickBooks Point of Sale software. In fiscal 2003 we acquired the technology assets underlying this software from the same provider. In fiscal 2003 we also acquired Blue Ocean Software, a company with a product that helps businesses manage their information technology resources and assets, and we formed a strategic alliance with a third-party database company that allows us to use their data management and synchronization package in our future research and development.

We also devote resources to improving our existing products and services. For our desktop software products, our recent development efforts have focused on creating an easier, more seamless end-to-end customer experience, as well as adding new features. For example, in fiscal 2003 our TurboTax product development team invested significant resources in improving areas of the product that customers told us weren’t easy to use or resulted in customer support contacts. We also continue to incorporate technology in our products and services to address customer concerns about privacy and security while minimizing the impact on performance and ease of use. In addition, in recent years we have developed technology that helps reduce unlicensed use of some of our desktop software products. Our QuickBooks products require registration after an initial trial period, and our professional tax return preparation products and our Canadian consumer tax products contain technology that restricts sharing of those products. We have also developed technology to unlock marketing and trial versions of many of our U.S. products, such as TurboTax MyCD.

During the past few years, we have made a number of improvements to our product development process. We team technical support and product development personnel so that we can anticipate feature usability and support issues early in the development process. In fiscal 2003, the QuickBooks product development team deployed a rigorous process to build customer requirements into the development and beta processes. QuickBooks 2003 continued to evolve during the year through a regular update and release cycle that further integrated customer suggestions. This iterative process improved product quality and reduced customer service and technical support call volume for our QuickBooks 2003 products. Other significant product development process improvements include the adoption of formal software inspections in several of our large development groups, the introduction of an enhanced software change management process to the tax software product development organizations and the institutionalization of software architecture as a discipline in all major software development groups. These changes and others, such as automating our quality assurance testing and providing electronic updates to our beta test customers, have allowed us to shorten our development cycles and launch more new products more quickly.

Our research and development expenses were $196.1 million in fiscal 2001, $198.5 million in fiscal 2002 and $255.8 million in fiscal 2003. Over the next few years, we expect that we will be faced with somewhat different product development challenges than we have in the past. We will be developing more versions of more complex products than ever before. In addition, these products will offer increased ease of use, be customized for specific customer needs and feature improved integration with other Intuit products and services and with our internal information support systems. Our research and development efforts will be focused on developing new products and services to address customer needs in our more broadly defined market segments as well as adding complementary products and services to drive additional, recurring revenue from our core products. We strive to maintain a balance between relatively low-risk investments that address existing customer needs and investments in more innovative but higher-risk projects with potentially greater returns.

MARKETING, SALES AND DISTRIBUTION

Markets

During the past two years, we have expanded both the markets that we serve and the products and services that we offer in our target markets. Historically, our target markets were individuals and small businesses with less than 20 employees. We continue to serve those markets with products and services such as QuickBooks, TurboTax and Quicken. In addition to these markets, we are now targeting small businesses with up to 250 employees. We are addressing this new customer segment with a number of new products and services under the umbrella of our Right for My Business strategy. We are introducing accounting solutions to meet the specialized requirements of certain small businesses by developing industry-specific versions of QuickBooks, which we call “flavors.” We have introduced new Premier and Enterprise versions of QuickBooks for companies that, due to their larger size or complexity, have more demanding accounting needs. We have also introduced business solutions that go beyond accounting software to address a wider range of business management challenges that small businesses face.

In addition, we have acquired companies that offer robust business management solutions to a wide range of businesses in selected industries, which we call “Verticals.” We expect to continue expanding in these directions over the next several years. See “Business Overview — Customer-Focused Product Strategy” and “Products and Services,” above, for more details about our product and service offerings.

Many of the markets in which we compete are characterized by rapidly changing customer demands, continuous technological changes and improvements, shifting industry standards and frequent new product introductions by competitors. Market and industry changes can quickly render existing products and services obsolete, so our success depends on our ability to respond rapidly to these changes with new business models, updated competitive strategies, new or enhanced products and services, alternative distribution methods and other changes to the way we do business. For a description of other risks and challenges we face relating to marketing, sales and distribution, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks That Could Affect Future Results.”

Distribution Channels

Over the past two years we have been broadening our distribution channels to accommodate the recent expansion of the markets we serve and the range of products and services we offer. Our goal is to make our products and services available in a variety of ways so that each customer may choose the channel that best meets that customer’s needs.

Direct Marketing Programs. For our core desktop software products (QuickBooks, TurboTax and Quicken), we use various types of direct marketing campaigns — including mail, email and telephone solicitations, direct-response newspaper and magazine advertising, and television and radio advertising — to generate software orders, stimulate demand and generally maintain and increase consumer awareness of our products. We also use workflow-integrated in-product messaging in several of our software products to market our other related products and services. In addition, we have recently initiated new direct marketing programs in which we ship certain software products directly to customers without charge. Customers electronically unlock and pay for the products when they are ready to use them. Direct marketing campaigns are one of the most effective ways to encourage existing customers to purchase additional products and services, including software upgrades.

Direct Sales Channel. Our direct sales efforts have historically focused on generating sales of relatively inexpensive, off-the-shelf products to existing customers through call centers. Our service offerings, such as Intuit Payroll Services Complete Payroll, as well as our more sophisticated, higher-priced software products, require a different approach to direct sales than our traditional desktop software. As we have expanded our service offerings and introduced more high-end software products and business management solutions over the past two years, we have been enhancing our direct sales capabilities to support revenue growth in these new areas, as well as in our core desktop software. We are investing in technology to consolidate and improve our management of customer contact data and order management tools across business divisions and we are training our customer service personnel in consultative selling techniques. We have expanded our direct sales staff and broadened its role to include more extensive and personalized contact with existing and potential customers. In addition, the products and services we offer through our Vertical Business Management Solutions segment are sold primarily through direct sales organizations. As a result of all of these factors, we expect that direct sales will become an increasingly important source of revenue and will increase our selling and marketing expenses over the next few years.

Many of our direct customers choose to order and/or take delivery of products electronically through our Web sites. Electronic ordering and delivery are generally more convenient for customers and more cost-efficient for Intuit. Electronic delivery is available for most of our tax preparation products and for all product updates for our tax preparation products.

Retail Distribution Channel. We market our QuickBooks, TurboTax and Quicken desktop software at retail in North America primarily through traditional retail software outlets, computer superstores, office supply superstores, food and drug retailers, warehouse clubs and general mass merchandisers. In international markets, we also rely on distributors, value-added resellers and other third parties, who sell products into the retail channel. We will continue to evaluate new retail distribution channels as appropriate for reaching our customers in the future.

We continue to benefit from strong relationships with a number of major North American retailers, which allows us to minimize our dependence on any specific retailer. We now ship most of our products directly to the individual store locations of these major retailers and use distributors only to reach smaller retailers. See “Manufacturing and Distribution.” We continue to aggressively manage our inventory to optimize in-stock presence and ensure good product placement within retail stores. In response to current retail trends, we are also placing a greater proportion of inventory with retailers on a consignment basis. See “Competition” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks That Could Affect Future Results.”

As we execute on our Right for My Business strategy, we are starting to offer software products that are more complex and have higher prices than our traditional retail software products. Our recent tailoring of some of these software products to specific customer needs, including industry-specific versions of QuickBooks, is also resulting in a greater number of Intuit products. We produce and place in-store displays and other retail merchandising aids that educate customers about product functionality and benefits. However, we continue to evaluate whether the retail channel will be an effective distribution model for some of these higher-end offerings. See “Competition” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks That Could Affect Future Results.”

OEM Channel. We have existing relationships with a number of personal computer “original equipment manufacturers,” or OEMs, including Apple Computer Inc., Dell Computer Corporation, Gateway Inc. and Hewlett-Packard, which enable us to generate sales of our core desktop software products in two ways. First, certain OEMs “pre-bundle” new-user versions of certain desktop software products on the computer systems that the OEMs sell to their customers. These pre-bundled OEM sales are a good source of new customers and future revenues. The second source of revenue from the OEM channel is “after-market” programs, in which customers who are purchasing computers can select and purchase software products at the same time.

Third-Party “Value-Added” Distribution Arrangements. As we execute on our Right for My Business strategy, we are supplementing our direct sales capabilities and our retail and OEM distribution relationships with selected third-party distribution arrangements. We believe these relationships will enhance the growth opportunities for our higher-end product and service offerings by allowing us to benefit from the value-added marketing and sales expertise of these third parties. We currently have arrangements with third parties who have specialized expertise in marketing, selling and providing post-sale implementation services for some of our Vertical Business Management Solutions businesses. During fiscal 2004 and beyond, we expect to continue to optimize and support our network of third-party relationships to help increase revenue for some of our existing higher-end products and services, as well as for additional products and services we anticipate offering as we execute our Right for My Business strategy.

COMPETITION

Overview

We face intense competition in almost all of our businesses, both domestically and globally. Competitive interest and expertise in many of the markets we serve, particularly small business and consumer tax, has grown markedly over the past few years and we expect this trend to continue. Some of our existing competitors have significantly greater financial, technical and marketing resources than we do. As we implement our customer-focused strategies, we face increased competitive threats from larger companies in more diverse markets than we have historically faced. In addition, the competitive landscape can shift rapidly as new companies enter markets in which we compete. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks That Could Affect Future Results.”

For our QuickBooks, TurboTax and Quicken desktop software, we believe the most important competitive factors are product features, ease of use, size of the installed customer base, brand name recognition, price, product and support quality and access to distribution channels. We believe we compete effectively on these factors as our three principal desktop software products are the leading products in the retail sales channel for their respective categories. For most of our products and services other than desktop software, we believe the most important competitive factors are features and ease of use, brand name recognition, speed in getting new products and services to market, the ability to distribute them effectively (through online methods or through retailers, third party resellers and direct distribution) and quality of implementation and support. For our service offerings such as outsourced payroll, service reliability and scalability of operations are also important factors. We believe we compete effectively on these factors.

Our most obvious competition comes from other companies that offer technology solutions similar to ours. These competitors are described below. However, for many of our products and services, other important competitive alternatives for customers are manual tools and processes, or general-purpose software. Many of our new customers have used pencil and paper or software such as word processors and spreadsheets, rather than competitors’ software and services, to perform financial tasks. For example, many taxpayers prepared their tax returns manually before using TurboTax; a large number of small businesses used spreadsheets to keep their books and they processed their payroll using spreadsheets and manually-written checks before purchasing QuickBooks; and most of our personal finance customers tracked their finances with spreadsheets, manually or not at all before using Quicken.

QuickBooks and Small Business Products and Services

Competitors for our small business accounting and business management offerings include companies such as Best/Peachtree Software (which is owned by The Sage Group PLC), Microsoft Corporation, and MYOB Group. Microsoft has several small business offerings that compete with our small business offerings, including Microsoft Business Solutions Small Business Manager, Microsoft Busines Solutions CRM and Business Contact Manager for Microsoft Office Outlook® 2003. We expect that Microsoft small business offerings will continue to compete with our small business offerings, perhaps even more directly in the future. As we expand the depth and breadth of our small business offerings, we face competition from companies that are already offering industry-specific small business solutions and business management tools and services for larger small businesses. In addition to established competitors, other potential competitors have expressed significant interest in providing accounting and other products and services to small businesses.

Our payroll services compete directly with traditional payroll service providers as well as Web-based service providers. Significant competitive factors include distribution channels and a highly fragmented market, including financial institutions that are developing or promoting their own payroll services. We face direct competition in our Intuit Payroll Services Complete Payroll business from traditional payroll services offered by a number of companies, including ADP and Paychex, as well as hundreds of regional and local companies. Our QuickBooks Assisted Payroll service competes directly with companies offering Web-based payroll services, and indirectly with companies offering other payroll solutions. Various companies also offer tax table subscription and electronic filing services similar to our QuickBooks Do-it-Yourself Payroll offering.

Our financial supplies business competes with a number of business forms companies, including New England Business Service and Deluxe Business Systems, as well as with printing services offered by franchises such as Kinko’s and large office supply retailers such as Office Depot and Staples. Other competitors include direct mail check printers, banks and a number of smaller-scale Internet-based printing companies. In addition, our QuickBooks products include some features (such as customizable invoicing and 1099 tax form printing) that compete with our supplies products. Online bill payment services and online payroll services with direct deposit capabilities also offer competitive alternatives to printed checks. Significant competitive factors for the supplies business include ordering convenience, methods of reaching customers, product quality, speed of delivery and price. We believe that our convenient access to our large QuickBooks and Quicken customer bases is a significant competitive advantage for our financial supplies business.

Consumer Tax

Competition in the consumer tax preparation market is intense. Our major domestic competitor for both desktop and Web-based consumer tax software continues to be H&R Block, the makers of TaxCut software. In addition, a number of smaller competitors have entered the online consumer tax preparation market segment, and other larger competitors may enter both the desktop and Web-based consumer tax market segments in the future. Our consumer tax products and services also compete for customers with professional tax preparers, particularly those with franchise operations and including those who use our professional tax return preparation software.

We also face potential competitive challenges from publicly funded government entities that offer electronic tax preparation and filing services at no cost to individual taxpayers. The federal government signed a three-year agreement with the Free File Alliance in October 2002 under which a number of private sector companies, rather than the federal government, are providing Web-based federal tax preparation and filing services at no cost through voluntary public service initiatives such as our Intuit Tax Freedom Project. As a member of the Free File Alliance, we continue to actively work with others in the public sector to advance the goals of the Free File Alliance program and to support a successful public-private partnership. However, future administrative, regulatory or legislative activity in this area could adversely affect us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks That Could Affect Future Results.”

Professional Accounting Solutions

The professional accounting solutions and tax preparation software market segment has many competitors. Our largest competitors in the United States are CCH Incorporated, with its ProSystem fx product line; Kleinrock

Publishing, with its ATX product line; and the Thomson Corporation, with its Creative Solutions and GoSystem offerings. We also have many smaller competitors in this market segment. The professional tax market has been highly fragmented in the past, but it has experienced some consolidation in recent years.

Vertical Business Management Solutions

All of our Vertical Business Management Solutions businesses operate in highly competitive and fragmented environments where no competitor has a significant share of the market segment. We may experience pricing pressure in these market segments because we compete with many small companies, who have fewer resources than larger companies and are therefore more likely to focus on near-term sales. In each of these market segments, the possibility exists that through either consolidation within the market segment or the entry into the market segment of new companies a significant competitor will emerge.

Other Businesses

In desktop personal finance software, the Microsoft Money product is our primary domestic competition. We also face competition from Web-based personal finance tracking and management tools that are available at no cost to consumers through financial institutions and others. There are many competitors for our other personal finance products and services. Some portal Web sites and financial institutions also provide offerings such as Web-based bill presentment and payment services that compete with services we offer.

In Canada, we face competition from a number of companies in the small business arena, including Computer Associates International, Inc. and Microsoft Corporation. Competitors for our Canadian consumer tax business include online consumer tax products from a number of companies including Ufile as well as tax preparation services from companies such as H&R Block and Liberty Tax. The primary competitor for our professional tax business in Canada is CCH Canadian Limited. In Europe, we face competition from Bhuldata (Wiso), Microsoft and The Sage Group PLC (based in the United Kingdom) in the small business market, as well as competition from various Web-based accounting products. Our primary global competitor in the personal finance arena is Microsoft.

CUSTOMER SERVICE AND TECHNICAL SUPPORT

We provide customer service and technical support by telephone, online chat, fax, e-mail and our customer service and technical support Web sites. We have full-time and outsourced customer service and technical support staffs, which we supplement with seasonal employees and additional outsourcing during periods of peak call volumes, such as during the tax return filing season or following a major product launch.

During the past few years, we have focused on developing support capabilities that can supplement, or in some situations replace, telephone service and support. For example, customers can use our Web sites to find answers to commonly asked questions, check on the status of product orders and receive product updates electronically. Alternative service and support methods are less expensive for us and are often more efficient and effective for our customers. We have completed a number of process excellence projects in our customer service and technical support operations to improve our call capacity forecasting, develop more flexible approaches to staffing and reduce support call volumes and handling times. We have also outsourced a portion of the growth in our customer service and technical support operations to several firms located in the United States as well as to firms located outside the United States, including India and Northern Ireland. We expect to continue to outsource a portion of those operations in the future. We believe that both these process improvement and outsourcing projects are critical to our ongoing efforts to provide better service to customers at the same or lower cost.

We generally charge customers for technical support, but we do not charge for installation problems or product defect issues. We offer free self-help information through our technical support Web sites for our main product lines. Support alternatives and fees vary widely by product, from self-help to online chat to telephone support. Our customers can generally choose from a range of support options that are priced based on the level of personal assistance and response time they require. Our Vertical Business Management Solutions businesses also offer product consulting and training services.

Despite our efforts to maintain continuous and reliable customer service and technical support operations, we risk losing service at any one of our customer contact centers and our redundancy systems could prove inadequate to provide backup support. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks That Could Affect Future Results” for additional information about our customer service and technical support operations.

MANUFACTURING AND DISTRIBUTION

Desktop Software

The major steps involved in manufacturing desktop software are duplicating CDs, printing boxes and related materials, and assembling and shipping the final products. We have a manufacturing agreement with Modus Media International, Inc. under which Modus provides substantially all outsourced manufacturing related to our retail launches of QuickBooks, TurboTax and Quicken, as well as for day-to-day retail order fulfillment after product launches. Although Modus has operations in multiple locations that can provide redundancy if necessary, we are in the process of centralizing the manufacturing for our retail products in one of their facilities which is co-located with our primary retail fulfillment vendor, Ingram Micro Logistics. We expect this arrangement to result in lower manufacturing costs and shorter manufacturing cycle times.

During fiscal 2003, we also had an in-house facility that handled the manufacturing and shipping for most direct sales orders. In the fourth quarter of fiscal 2003, we signed an agreement with Arvato Services, Inc., a subsidiary of Bertelsmann, to outsource our direct product manufacturing and distribution. We expect this arrangement to result in expanded capabilities, service improvements and lower manufacturing and distribution costs. We anticipate that the transition to Arvato will be complete by the end of October 2003.

We have multiple sources for all of our raw materials and availability has historically not been a problem for us. Over the past few years, we have taken steps to streamline our packaging and reduce our inventory and scrap costs in order to generate greater profitability in our core desktop software businesses.

Our retail product launches have become operationally more complex over the past few years. We have evolved from shipping to a few hundred distribution centers (with distributors delivering products to individual retail locations) to a “direct to storefront” model in which we ship products directly to approximately 10,000 individual retail locations. This allows us to be more responsive to the needs of our retail accounts. We have an agreement with Ingram Micro Logistics under which Ingram handles all logistics, fulfillment and similar functions for our retail sales in support of this direct to storefront initiative. During the past two years we have improved operational rigor at various points in our supply chain. As a result, we have significantly increased our on-time shipments and significantly reduced our aggregate channel inventory levels. We have also reduced our dependence on distributors or on any individual retail account. No distributor or retailer accounted for 10% or more of our total net revenue during fiscal 2001, 2002 or 2003.

Prior to major product releases, we tend to have significant levels of backlog, but at other times backlog is minimal and we normally ship products within a few days of receiving an order. Because of this fluctuation in backlog, we believe that backlog is not a reliable predictor of our future desktop software sales.

Internet-based Products and Services

Intuit’s data centers house most of the systems, networks and databases required to operate and deliver our Internet-based products and services, including QuickBooks Online Edition, QuickBooks Assisted Payroll Service, TurboTax for the Web, electronic tax filing and Quicken.com. Through our data centers, we connect customers to products and services, and we store the vast amount of data that represents the content on our Web sites. Our data centers consist of approximately 3,000 servers and 500 databases located in several sites across the United States. In an effort to reduce unavailability, or “down time,” for our Internet-based products and services, we generally follow industry-standard practices for creating a fault-tolerant environment, but we do not have complete redundancy. We also have a major initiative underway to provide back-up processing capabilities that are designed to protect us against site-related disasters. Despite our efforts to maintain continuous and reliable server operations, we occasionally experience unplanned outages or technical difficulties. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks That Could Affect Future Results.”

PRIVACY AND SECURITY OF CUSTOMER INFORMATION

Customers are concerned about the privacy and security of the personal information they provide to companies. This concern applies to information they provide in connection with Internet-based products and services, as well as information they provide through more traditional methods, such as product registration cards. In addition to customer concerns, we are subject to various federal and state laws and regulations relating to privacy and security. We are also subject to laws and regulations that apply to telemarketing activities. Additional laws in both areas are likely to be passed in the future, which could result in significant limitations on the ways in which we can communicate with our customers and significantly increase our compliance costs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks That Could Affect Future Results.”

We have established guidelines and practices to help ensure that customers are aware of, and can control, how we use information about them. All publicly-accessible, Intuit-owned and operated consumer Web sites at which customer data is collected (including QuickBooks.com, TurboTax.com and Quicken.com) have been certified by TRUSTe, an independent, non-profit privacy organization that operates a Web site certification program to alleviate users’ concerns about online privacy. Each of our Web sites, as well as our software products, has a privacy statement providing notice to customers of our privacy practices, as well as providing them the opportunity to furnish instructions with respect to use of their data.

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

GOVERNMENT REGULATION

We offer certain products and services, such as our payroll offerings, which are subject to special regulatory requirements. As we expand our small business offerings, we may become subject to additional government regulation, particularly in the areas of retirement planning and other employer services. We continually analyze new business opportunities, and new businesses that we pursue may require additional costs for regulatory compliance.

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

We consider our principal trademarks (including Intuit, QuickBooks, TurboTax and Quicken) to be important assets and have registered these and other trademarks and service marks in the United States and many foreign countries. The initial duration of trademark registrations varies from country to country and is 10 years in the United States. Most registrations can be renewed perpetually at 10-year intervals.

We face a number of risks relating to our intellectual property, including persistent piracy of our desktop software products through unauthorized use and copying. Although we continue to evaluate technology solutions to piracy, as well as increase our civil and criminal enforcements efforts, we expect piracy to be a persistent problem. We also face the risk of third parties claiming that our products or services infringe their intellectual property rights, and we face risks to the value of our brands when we grant trademark licenses to third parties. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks That Could Affect Future Results.”

EMPLOYEES

As of August 31, 2003, we had approximately 6,700 employees located primarily in the United States, Canada and the United Kingdom. We believe our future success and growth will depend on our ability to attract and retain qualified employees in all areas of our business. We do not currently have any collective bargaining agreements with our employees, and we believe employee relations are generally good. Although we have employment-related agreements with a number of key employees, these agreements do not guarantee continued service. We believe we offer competitive compensation and a good working environment. We were selected as one of Fortune magazine’s “100 Best Companies to Work For” in April 2002 and 2003. However, we face intense competition for qualified employees, and we expect to face continuing challenges in recruiting and retention.

ITEM 2
PROPERTIES

Our principal offices and corporate headquarters are located in Mountain View, California. Our Mountain View facilities consist of approximately 485,000 square feet under leases that have expiration dates ranging from 2003 to 2015 with two five-year renewal options on about 420,000 of those square feet. We maintain a number of leased facilities in San Diego, California, consisting of approximately 390,000 square feet. We use these facilities for general office space, a data center and a manufacturing and distribution center. The San Diego leases have expiration dates ranging from 2003 through 2007 and renewal options on about 325,000 of the total square feet that range from two one-year options to two five-year options. We lease approximately 190,000 square feet in Tucson, Arizona, where our primary customer call center is located, under leases that have expiration dates ranging from 2004 to 2009 and six six-month renewal options. In Plano, Texas we lease approximately 165,000 square feet of space under a lease that expires in 2011 with two five-year renewal options. Our Professional Accounting Solutions group is headquartered in Plano, and we also have a data center there. In Reno, Nevada, the headquarters for our payroll business, we lease approximately 140,000 square feet under leases that have expiration dates ranging from 2003 to 2009 and two five-year renewal options. Our four Vertical Business Management Solutions businesses lease their principal facilities in Santa Rosa, California; Denver, Colorado; Boulder, Colorado; Shelton, Connecticut; West Yarmouth, Massachusetts; and Beachwood, Ohio. They also lease sales and service offices throughout the United States and in selected international locations. We lease or own facilities in a number of other domestic locations and in Canada and the United Kingdom. We believe our facilities are adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed. See Note 13 of the financial statements for more information about our lease commitments.

ITEM 3
LEGAL PROCEEDINGS

On March 3, 2000, a class action lawsuit, Bruce v. Intuit Inc., was filed in the United States District Court, Central District of California, Eastern Division. Two virtually identical lawsuits were later filed: Rubin v. Intuit Inc., was filed on March 8, 2000 in the United States District Court, Southern District of New York and Newby v. Intuit Inc. was filed on April 27, 2000, in the United States District Court, Central District of California, Eastern Division. The Rubin case was dismissed on November 19, 2001. The Bruce and Newby lawsuits were consolidated into one lawsuit, In re Intuit Privacy Litigation, filed on July 28, 2000 in the United States District Court, Central District of California, Eastern Division. Following Intuit’s successful motion to dismiss several of the claims, an amended complaint was filed on May 2, 2001. A similar lawsuit, Almanza v. Intuit Inc. was filed on March 22, 2000 in the Superior Court of the State of California, San Bernardino County, Rancho Cucamonga Division. An amended complaint in the Almanza suit was filed on October 26, 2000. These purported class actions alleged violations of various federal and California statutes and common law claims for invasion of privacy based upon the alleged intentional disclosure to third parties of personal and private customer information entered at Intuit’s Quicken.com Web site. The complaints sought injunctive relief, orders to disgorge profits related to the alleged acts, and statutory and other damages. On January 6, 2003, a settlement between Intuit and the plaintiffs’ counsel in all of the remaining cases was preliminarily approved by the federal court with a final approval hearing scheduled for June 2003. The settlement was approved by the federal court in June 2003 and this and a related litigation in state court have been dismissed. The settlement terms are not material to Intuit.

Leonard Knable et al. v. Intuit Inc. was filed in Los Angeles County Superior Court on February 24, 2003. The lawsuit alleges various claims for unfair practices and deceptive and misleading advertising, fraud and deceit and product liability, on behalf of a purported class. The allegations are based on the design and operation of the product activation feature in Intuit’s TurboTax 2002 for Windows desktop software and Intuit’s representations and disclosures about product activation. The complaint seeks disgorgement of revenue from the sale of the product, compensatory and punitive damages, injunctive relief and attorneys’ fees and costs. Discovery has been served by all parties. Intuit has filed a motion to dismiss the causes of action in the complaint. Discovery is stayed pending the court’s decision on this motion.

On September 17, 2003, Muriel Siebert & Co., Inc. v. Intuit Inc. was filed in the Supreme Court of the State of New York, County of New York. The lawsuit alleges various claims for breach of contract, breach of express and implied covenants of good faith and fair dealing, breach of fiduciary duty, misrepresentation and/or fraud, and promissory estoppel. The allegations relate to Quicken Brokerage powered by Siebert, a strategic alliance between the two companies. The complaint seeks compensatory, punitive, and other damages. Intuit has not been served with the complaint. Intuit believes this lawsuit is without merit and intends to defend the litigation vigorously.

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

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 4A
EXECUTIVE OFFICERS OF THE REGISTRANT

The following table shows Intuit’s executive officers as of September 1, 2003 and their areas of responsibility. Their biographies follow the table.

Name	Age	Position

Stephen M. Bennett	49	President, Chief Executive Officer and Director
William V. Campbell	63	Chairman of the Board of Directors
Scott D. Cook	51	Chairman of the Executive Committee of the Board of Directors
Lorrie M. Norrington	43	Executive Vice President, Office of the Chief Executive Officer
Dennis Adsit	44	Senior Vice President, Operations
Thomas A. Allanson	45	Senior Vice President, Consumer Tax Group
Robert B. Henske	42	Senior Vice President and Chief Financial Officer
Richard William Ihrie	53	Senior Vice President and Chief Technology Officer
Daniel J. Levin	39	Senior Vice President, QuickBooks Group
Daniel L. Manack	45	Senior Vice President, Professional Accounting Solutions
Nicholas J. Spaeth	53	Senior Vice President, General Counsel and Secretary
Raymond G. Stern	42	Senior Vice President, Corporate Development and Strategy
Caroline F. Donahue	42	Vice President, Sales
Dorothy D. Hayes	52	Vice President, Corporate Controller and Finance Operations
Jill A. Ward	43	Vice President, Vertical Business Management Solutions

Mr. Bennett has been President and Chief Executive Officer and a member of the Board of Directors since January 2000. Prior to joining Intuit, Mr. Bennett spent 23 years with General Electric Corporation. From December 1999 to January 2000, Mr. Bennett was an Executive Vice President and a member of the board of directors of GE Capital, the financial services subsidiary of General Electric Corporation. From July 1999 to November 1999, he was President and Chief Executive Officer of GE Capital e-Business, and he was President and Chief Executive Officer of GE Capital Vendor Financial Services from April 1996 through June 1999. He holds a Bachelor of Arts degree in Finance and Real Estate from the University of Wisconsin.

Mr. Campbell has been an Intuit director since May 1994. He has served as Chairman of the Board since August 1998 and was Acting Chief Executive Officer from September 1999 until January 2000. He also served as Intuit’s President and Chief Executive Officer from April 1994 through July 1998. Mr. Campbell also serves on the board of directors of Apple Computer, Inc. and Opsware, Inc. (a provider of Internet infrastructure services). Mr. Campbell holds both a Bachelor of Arts degree in Economics and a Masters degree from Columbia University, where he has been appointed to the Board of Trustees.

Mr. Cook, a founder of Intuit, has been an Intuit director since March 1984 and is currently Chairman of the Executive Committee of the Board. He served as Intuit’s Chairman of the Board from February 1993 through July 1998. From April 1984 to April 1994, he served as Intuit’s President and Chief Executive Officer. Mr. Cook also serves on the board of directors of eBay Inc. and The Procter & Gamble Company and is on the board of visitors of the Harvard Business School Foundation. Mr. Cook holds a Bachelor of Arts degree in Economics and Mathematics from the University of Southern California and a Masters degree in Business Administration from Harvard Business School.

Ms. Norrington has been Executive Vice President, Office of the Chief Executive Officer, since June 3, 2003. She served as Executive Vice President, Small Business and Personal Finance from January 2002 until June 2003. She joined Intuit in July 2001 as Senior Vice President, Small Business Division. Prior to joining Intuit, Ms. Norrington served as an officer of General Electric Corporation and held a variety of senior business positions, including President and Chief Executive Officer of GE Fanuc Automation from April 2000 to July 2001, President and Chief Executive Officer of General Electric’s Commercial Shopping Network from November 1999 to April 2000, and General Manager, Components Operation from January 1998 through November 1999. Ms. Norrington holds a

Bachelor of Science degree in Finance and Marketing from the University of Maryland and a Masters degree in Business Administration from Harvard Business School.

Mr. Adsit has been Senior Vice President, Operations since August 2002. He served as Vice President, Call Centers and Process Excellence of Intuit from May 2001 to August 2002. Mr. Adsit joined Intuit in July 2000 as Vice President, Process Excellence. Prior to joining Intuit, he was Senior Vice President, Six Sigma Practice Leader, at Rath and Strong, a division of AON Corporation (a risk management company), from April 1999 to June 2000. From June 1995 to April 1999, he also held Principal and Vice President positions in the Leadership & Organizational Effectiveness Practice at Rath and Strong Management Consultants. Mr. Adsit is a member of the Executive Advisory Panel for the Academy of Management’s Publication Executive. He holds a Bachelor of Science degree in Mathematics and Psychology from Bowling Green State University and a Masters and Ph.D. in Industrial and Organizational Psychology from the University of Minnesota.

Mr. Allanson has been Senior Vice President, Consumer Tax Group since April 2002. Prior to that he was Senior Vice President, Tax Division from April 2001 until April 2002. He joined Intuit in September 2000 as Vice President of Tax Strategy. Prior to joining Intuit, he was with General Electric Corporation from February 1993 through August 2000, serving as President of GE Capital Colonial Pacific Leasing from October 1998 to August 2000 and as Sales Effectiveness Leader and General Manager from September 1997 to October 1998. Mr. Allanson holds a Bachelor of Science degree in Mechanical Engineering from Auburn University.

Mr. Henske has served as Senior Vice President and Chief Financial Officer of Intuit since January 2003. He served as Senior Vice President and Chief Financial Officer of Synopsys, Inc., a supplier of electronic design automation software, from May 2000 until January 2003. From January 1997 to December 1999, Mr. Henske was at Oak Hill Capital Management, a Robert M. Bass Group private equity investment firm, where he was a partner. Mr. Henske holds a Bachelor of Science degree in Chemical Engineering from Rice University and an MBA in finance and strategic management from The Wharton School, University of Pennsylvania.

Mr. Ihrie has been Senior Vice President and Chief Technology Officer since joining Intuit in November 2000. He was Acting Chief Information Officer from January 2001 to August 2001. Prior to joining Intuit, Mr. Ihrie served as Senior Vice President of Technology for ADP Claims Solutions Group (an automated information company) from July 1996 to October 2000. Mr. Ihrie holds Bachelor of Science degrees in Mathematics and Management from Massachusetts Institute of Technology and a Master of Arts in Computer Science from the University of California, Berkeley.

Mr. Levin has been Senior Vice President, QuickBooks Group, since June 3, 2003. He joined Intuit Inc. in January of 2001 as Vice President of QuickBooks Financial Solutions. Prior to joining Intuit, Mr. Levin served as Senior Vice President of Corporate Development and Chief Technology Officer of ReplayTV, Inc., a provider of personal television technology and systems, from December 1999 to December 2000, and as Vice President of Engineering from December 1998 to December 1999. From September 1998 to November 1998 Mr. Levin served as Vice President of Business Development of Bitcraft, a developer of personal computer software. Mr. Levin earned his Bachelor of Arts degree, with an independent concentration in computer graphics, from Princeton University.

Mr. Manack has been Senior Vice President, Professional Accounting Solutions since April 2002. Prior to that he was Vice President, Professional Products Group from January 2002 until April 2002. Before joining Intuit, Mr. Manack served as Senior Vice President of E-Markets Group Operations at Peregrine Systems, Inc. (an infrastructure management software company) from May 2001 to January 2002 and Senior Vice President at Peregrine Solutions from June 2000 to May 2001. Prior to the acquisition of Harbinger Corporation by Peregrine Systems, Inc. in June 2000, Mr. Manack was Executive Vice President of Operations at Harbinger Corporation from January 2000 to June 2000, Senior Vice President — Market Executive of New Clients from February 1999 to January 2000, and Senior Vice President of World Professional Services from February 1998 to February 1999. Mr. Manack holds a Bachelor of Science degree in Industrial Engineering from West Virginia University and a Masters in Business Administration from the University of Dallas.

Mr. Spaeth joined Intuit in August 2003 as Senior Vice President, General Counsel and Secretary. Prior to joining Intuit, he was Senior Vice President, General Counsel and Secretary, GE Employers Reinsurance Corporation, from September 2000 until August 2003, where he also served as a member of the boards of directors of Employers

Reinsurance Corporation and all of it major affiliates. From March 1998 until September 2000, he was a partner at Cooley Godward LLP, and from September 1997 until March 1998, he was a partner at Oppenheimer Wolff & Donnelly LLP. Mr. Spaeth holds a Bachelor of Arts degree in English from Stanford University, a Masters in Politics, Philosophy and Economics from Oxford University, and a Juris Doctor from Stanford Law School.

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

Ms. Donahue has been Vice President, Sales since September 1997. She joined Intuit as Director of Sales in May 1995. Prior to joining Intuit, Ms. Donahue served as Director of Sales at Knowledge Adventure (an educational software company), and she worked in various sales and channel management positions at Apple Computer and Next, Inc. Ms. Donahue holds a Bachelor of Arts degree from Northwestern University. In August 2003, Ms. Donahue announced her plans to retire from Intuit after the calendar 2003 tax season.

Ms. Hayes joined Intuit in April 2003 as Vice President, Corporate Controller and Finance Operations. Prior to joining Intuit, she served as Vice President and Controller at Agilent Technologies, Inc., a technology company serving the communications, electronics, life sciences and chemical analysis industries, from August 1999 to April 2003. From May 1989 until Agilent Technologies separated from Hewlett-Packard Company in 1999, Ms. Hayes served Hewlett-Packard in several finance positions, including as Transition General Manager from March 1999 to July 1999, and as Director of Internal Audit from July 1997 to June 1999. Ms. Hayes holds Bachelor of Arts in Education and Master of Science in Business Administration with Accounting Concentration degrees from the University of Massachusetts at Amherst, and a Master of Science in Finance degree from Bentley College.

Ms. Ward has been Vice President, Vertical Business Management Solutions since June 2003. She joined Intuit as Vice President and General Manager of QuickBase in September 2001. Prior to joining Intuit, Ms. Ward served as President of Telespectrum Customer Care, a customer relationship management outsourcing business, from July 1999 to February 2001, and from September 1997 until it was acquired by Telespectrum in July 1999, she served as President of International Data Response Corporation Customer Care. Ms. Ward holds a Bachelor of Arts degree from Wellesley College and a Masters in Business Administration from the Amos Tuck School at Dartmouth.

PART II
ITEM 5
MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information for Common Stock

Intuit’s common stock is quoted on the Nasdaq Stock Market under the symbol “INTU.” The following table shows the range of high and low sale prices reported on the Nasdaq Stock Market for the periods indicated. On August 29, 2003, the closing price of Intuit’s common stock was $45.51.

	High	Low

Fiscal year ended July 31, 2002
First quarter	$43.73	$28.54
Second quarter	47.05	36.95
Third quarter	41.81	34.52
Fourth quarter	50.13	36.85
Fiscal year ended July 31, 2003
First quarter	$53.48	$38.86
Second quarter	55.04	43.29
Third quarter	51.50	33.30
Fourth quarter	49.18	38.10

Stockholders

As of September 2, 2003, the record date for our October 2003 Annual Meeting of Stockholders, we had about 1,100 record holders and approximately 124,000 beneficial holders of our common stock.

Dividends

Intuit has never paid any cash dividends on its common stock. From time to time we consider the advisability of paying a cash dividend. We currently anticipate that we will retain all future earnings for use in our business, and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Not applicable.

ITEM 6
SELECTED FINANCIAL DATA

The following table shows selected consolidated financial information for Intuit for the past five fiscal years. The comparability of the information is affected by a variety of factors, including acquisitions and dispositions of businesses, gains and losses related to marketable securities and other investments and acqusition-related charges. We adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” on August 1, 2002 and stopped amortizing goodwill at that date. Fiscal years prior to fiscal 2003 reflect significant goodwill amortization charges.

In fiscal 2002 we sold our Quicken Loans mortgage business and in fiscal 2003 we sold our wholly owned Japanese subsidiary, Intuit KK. We accounted for the sales of these businesses as discontinued operations and, accordingly, we have reclassified the selected financial data for all periods presented to reflect Quicken Loans and Intuit KK as discontinued operations. To better understand the information in the table, investors should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, and the Consolidated Financial Statements and related Notes in Item 8.

FIVE-YEAR SUMMARY

	Fiscal Year
Consolidated Statement of Operations Data
(In thousands, except per share amounts)	1999	2000	2001	2002	2003

Net revenue:
Product	$711,138	$775,316	$805,684	$977,528	$1,157,943
Service	46,925	114,991	216,544	273,575	423,548
Other	42,877	91,411	73,834	61,125	69,252

Total net revenue	800,940	981,718	1,096,062	1,312,228	1,650,743

Net income (loss) from continuing operations before cumulative effect of accounting change	388,788	325,691	(124,656)	53,615	263,202
Net income (loss) from discontinued operations	(2,224)	(20,030)	27,549	86,545	79,832
Cumulative effect of accounting change, net of income taxes	—	—	14,314	—	—

Net income (loss)	$386,564	$305,661	$(82,793)	$140,160	$343,034

Net income (loss) per common share:
Basic net income (loss) per share from continuing operations before cumulative effect of accounting change	$2.03	$1.62	$(0.60)	$0.25	$1.28
Basic net income (loss) per share from discontinued operations	(0.01)	(0.10)	0.13	0.41	0.39
Cumulative effect of accounting change	—	—	0.07	—	—

Basic net income (loss) per share	$2.02	$1.52	$(0.40)	$0.66	$1.67

Diluted net income (loss) per share from continuing operations before cumulative effect of accounting change	$1.94	$1.54	$(0.60)	$0.24	$1.25
Diluted net income (loss) per share from discontinued operations	(0.01)	(0.09)	0.13	0.40	0.38
Cumulative effect of accounting change	—	—	0.07	—	—

Diluted net income (loss) per share	$1.93	$1.45	$(0.40)	$0.64	$1.63

	Fiscal Year
Pro Forma Data for Fiscal 2001 Change in
Accounting Principle (a)	1999	2000	2001		2002		2003

(Unaudited)
Pro forma net income	$382,438	$299,100	(a	)	(a	)	(a	)
Pro forma diluted net income per share	$1.91	$1.42	(a	)	(a	)	(a	)

(a)	This pro forma data relates to accounting for derivative instruments. We adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” in fiscal 2001 and recognized the cumulative effect of the change in how we accounted for options to purchase shares of S1 Corporation as of August 1, 2000. Pro forma data presents our net income and diluted net income per share for fiscal 1999 and 2000 as if we had adopted SFAS 133 at the beginning of fiscal 1999. In accordance with SFAS 133, we included unrealized gains and losses on the S1 options in our fiscal 2001 and 2002 reported results until we sold them in the first quarter of fiscal 2002. Intuit did not have any derivative instruments or engage in hedging activities prior to fiscal 1999. See Note 1 of the financial statements, “Derivative Instruments and Change in Accounting Principle.”

	July 31,
Consolidated Balance Sheet Data
(In thousands)	1999	2000	2001	2002	2003

Cash, cash equivalents and short-term investments	$805,220	$1,399,351	$1,186,215	$1,224,290	$1,206,801
Marketable securities	431,176	225,878	85,307	16,791	865
Working capital	842,213	1,321,957	1,359,960	1,274,898	872,705
Total assets	2,318,455	2,726,295	2,803,479	2,928,005	2,790,267
Long-term obligations	3,555	538	12,150	32,592	29,265
Total stockholders’ equity	1,561,388	2,071,289	2,161,326	2,215,639	1,964,837

ITEM 7
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE: For a more complete understanding of our financial condition and results of operations, and some of the risks that could affect future results, see “Risks That Could Affect Future Results” in this Item 7. This section should also be read in conjunction with the Consolidated Financial Statements and related Notes in Item 8. As discussed below, we sold our Quicken Loans mortgage business in July 2002 and our Japanese subsidiary, Intuit KK, in February 2003 and accounted for the sales of these businesses as discontinued operations. Accordingly, we have reclassified our financial statements for all periods prior to the sales to reflect these businesses as discontinued operations. Unless otherwise noted, the following discussion pertains only to our continuing operations.

Results of Operations

The following table shows trends in our total net revenue and net income (loss) for the past three fiscal years.

	Fiscal	Fiscal	Fiscal	2001-2002	2002-2003
(Dollars in millions)	2001	2002	2003	% Change	% Change

Total net revenue	$1,096.1	$1,312.2	$1,650.7	20%	26%
Net income (loss)	(82.8)	140.2	343.0	NM	145%

NM is a non-meaningful comparison.

Overview

Intuit’s Mission. Our mission is to transform the way people run their businesses and manage their financial lives. Our products and services fall into the following principal categories: QuickBooks® small business accounting and business management solutions; small business products and services that include payroll, financial supplies, technical support and information technology management solutions; TurboTax® consumer tax products and services; ProSeries® and Lacerte® professional tax products and services; Intuit-branded business management solutions designed to meet the specialized requirements of businesses in selected industries (which we call “Verticals”); and our other businesses, which consist primarily of Quicken® personal finance products and services and our Canadian business. See “Net Revenue” below and Note 11 of the financial statements for more information about our business segments.

Expanding Product and Service Offerings. During the last year, we have expanded the number and complexity of the products and services that we offer. Under our Right for My Business strategy, we are introducing solutions to meet the specialized requirements of certain small businesses by developing industry-specific versions of QuickBooks, which we call “flavors”. We have introduced new versions of QuickBooks for companies that, due to their larger size or complexity, have more demanding accounting needs. We have also introduced business solutions that go beyond accounting software to address a wider range of business management challenges that small businesses face. In addition, we are acquiring companies that offer robust business management solutions to businesses in selected vertical industries. We expect to continue to expand in these directions over the next several years.

Evolving Distribution Channels. We have been expanding our distribution channels to accommodate the expansion of the markets we serve and the range of products and services we offer our target customers. In the retail channel, we are selling an increasing proportion of our software products directly to a variety of retailers rather than through a few major distributors. As we offer software products that are more complex and higher priced than our traditional retail software products, we expect that direct sales will become an increasingly important source of revenue and new customers. Finally, as we add products and services that are complementary to our core products, we are focusing on strengthening our cross-selling capabilities. We expect that these increased capabilities will allow us to generate additional revenue from our existing customers, particularly our small business customers.

Seasonality. Our tax businesses, and to a lesser extent our small business products and services, are highly seasonal. Sales of tax preparation products and services are heavily concentrated in the period from November through April. These seasonal patterns mean that our total net revenue is usually highest during our second and third quarters ending January 31 and April 30. Since fiscal 2000, we have recognized an increasing portion of our Consumer Tax annual revenue during the third quarter compared to the second quarter, and that trend continued during fiscal 2003. We typically report losses in our first and fourth quarters ending October 31 and July 31 when revenue from our tax businesses is minimal, while operating expenses to develop new products and services continue at relatively consistent levels.

Impact of Acquisitions. Our acquisitions of businesses and assets have affected the comparability of our results. During the past three fiscal years, we have completed several acquisitions, which have affected the comparability of revenue and operating results for those years. The amortization and impairment of goodwill and other intangible assets we have acquired in connection with acquisitions has also had a significant impact on our operating results, and on the comparability of results for those years. During fiscal 2001 and 2002, we recorded amortization of goodwill and other intangible assets and other acquisition-related charges of $247.8 million and $181.4 million, which included impairment charges of $78.7 million and $22.0 million. Starting with the first quarter of fiscal 2003, we no longer amortize goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets.” As a result, our acquisition-related charges decreased significantly during fiscal 2003, to $33.9 million. There were no impairment charges in fiscal 2003. It is possible that in the future we may incur impairment charges related to existing goodwill, as well as to goodwill arising out of future acquisitions. At July 31, 2003, we had $591.1 million in goodwill and $125.4 million in intangible assets on our balance sheet. See Notes 1 and 4 of the financial statements for more information regarding our goodwill and intangible assets and the impact of impairment charges on our reported net income or loss.

Critical Accounting Policies

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Senior management has discussed the development and selection of these critical accounting policies and their disclosure in this Report with the Audit Committee of our Board of Directors.

•	Net Revenue — Revenue Recognition. Intuit derives revenues from the sale of packaged software products, product support, professional services, outsourced payroll services and multiple element arrangements that may include any combination of these items. We follow the appropriate revenue recognition rules for each type of revenue. See Note 1 of the financial statements, “Net Revenue.” We generally recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collectibility is probable. However, determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report. For example, for multiple element arrangements we must make assumptions and judgments in order to allocate the total price among the various elements we must deliver, to determine whether undelivered services are essential to the functionality of the delivered products and services, to determine whether vendor-specific evidence of fair value exists for each undelivered element and to determine whether and when each element has been delivered. If we were to change any of these assumptions or judgments, it could cause a material increase or decrease in the amount of revenue that we report in a particular period. Amounts invoiced relating to arrangements where revenue cannot be recognized are reflected on our balance sheet as deferred revenue and recognized as the applicable revenue recognition criteria are satisfied.

•	Net Revenue — Return and Rebate Reserves. As part of our revenue recognition policy, we estimate future product returns and rebate payments and establish reserves against revenue at the time of sale based on these estimates. Our return policy allows distributors and retailers, subject to certain contractual limitations, to return purchased products. For product returns reserves, we consider such factors as the volume and price mix of products in the retail channel, historical return rates for prior releases of the product, trends in retailer inventory and economic trends that might impact customer demand for our products (including the competitive environment and the timing of new releases of our products). We fully reserve for obsolete products in the distribution channels.

Our rebate reserves include distributor and retailer sales incentive rebates and end-user rebates. Our estimated reserves for distributor and retailer incentive rebates are based on distributors’ and retailers’ actual performance against the terms and conditions of rebate programs, which we typically establish annually. Our reserves for end-user rebates are estimated based on the terms and conditions of the specific promotional rebate program, actual sales during the promotion, the amount of redemptions received and historical redemption trends by product and by type of promotional program.

In the past, actual returns and rebates have approximated and not generally exceeded the reserves that we have established. However, actual returns and rebates in any future period are inherently uncertain. If we were to change our assumptions and estimates, our revenue reserves would change, which would impact the net revenue we report. If actual returns and rebates are significantly greater than the reserves we have established, the actual results would decrease our future reported revenue. Conversely, if actual returns and rebates are significantly less than our reserves, this would increase our future reported revenue.

•	Allowance for Doubtful Accounts. We make ongoing assumptions relating to the collectibility of our accounts receivable. The accounts receivable amount on our balance sheet includes a reserve for accounts that might not be paid. In determining the amount of the reserve, we consider our historical level of credit losses. We also make judgments about the creditworthiness of significant customers based on ongoing credit evaluations and we assess current economic trends that might impact the level of credit losses in the future. Our reserves have generally been adequate to cover our actual credit losses. However, since we cannot reliably predict future changes in the financial stability of our customers, we cannot guarantee that our reserves will continue to be adequate. If actual credit losses are significantly greater than the reserve we have established, that would increase our general and administrative expenses and reduce our reported net income. Conversely, if actual credit losses are significantly less than our reserve, this would eventually decrease our general and administrative expenses and increase our reported net income.

•	Goodwill, Purchased Intangible Assets and Other Long-Lived Assets — Impairment Assessments. We make judgments about the recoverability of purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate that an other-than-temporary impairment in the remaining value of the assets recorded on our balance sheet may exist. We test the impairment of goodwill annually or more frequently if indicators of impairment arise. In order to estimate the fair value of long-lived assets, we typically make various assumptions about the future prospects for the business that the asset relates to, consider market factors specific to that business and estimate future cash flows to be generated by that business. Based on these assumptions and estimates, we determine whether we need to take an impairment charge to reduce the value of the asset stated on our balance sheet to reflect its estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. More conservative assumptions of the anticipated future benefits from these businesses could result in impairment charges, which would decrease net income and result in lower asset values on our balance sheet. Conversely, less conservative assumptions could result in smaller or no impairment charges, higher net income and higher asset values. At July 31, 2003, we had $591.1 million in goodwill and $125.4 million in intangible assets on our balance sheet.

•	Accounting for Stock-Based Incentive Programs. We currently measure compensation expense for our stock-based incentive programs using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under this method, we do not record compensation expense when stock options are granted to eligible participants as long as the exercise price is not less than the fair market value of the stock when the option is granted. We also do not record compensation expense in connection with our Employee Stock Purchase Plan as long as the purchase price of the stock is not less than 85% of the lower of the fair market value of the stock at the beginning of each offering period or at the end of each purchase period. In accordance with SFAS 123, “Accounting for Stock-Based Compensation,” and SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” we disclose our pro forma net income or loss and net income or loss per share as if the fair value-based method had been applied in measuring compensation expense for our stock-based incentive programs. We have elected to follow APB 25 because, as discussed in Note 1 of the financial statements, the fair value accounting provided for under SFAS 123 requires the use of option valuation models that were not developed for use in valuing incentive stock options and employee stock purchase plan shares.

The Financial Accounting Standards Board (“FASB”) decided on April 22, 2003 to require all companies to expense the value of incentive stock options. Companies will be required to measure the cost of incentive stock options according to their fair value. The FASB has indicated that it plans to issue in the near future an exposure draft of a new accounting standard addressing this matter. This new accounting standard could become effective as early as 2004. Prior to issuance of this exposure draft, the FASB has indicated that it will be addressing several significant technical issues. A method to determine the fair value of incentive stock options must be established. Current accounting standards require the use of an option-pricing model, such as the Black-Scholes model, to determine fair value and provide guidance on adjusting some of the input factors used in the model. This valuation approach has received significant criticism and may be subject to changes that could have a significant impact on the calculated fair value of incentive stock options under the new standard. Among other things, the FASB must also determine the extent to which the new accounting standard will permit adjustments to recognized expense for actual option forfeitures and actual performance outcomes. This determination will affect the timing and amount of compensation expense recognized.

We monitor progress at the FASB and other developments with respect to the general issue of stock-based incentive compensation. In the future, should we expense the value of stock-based incentive compensation, either out of choice or due to new requirements issued by the FASB, and/or decide to alter our current employee compensation programs to provide other benefits in place of incentive stock options, we may have to recognize substantially more compensation expense in future periods that could have a material adverse impact on our results of operations.

•	Income Taxes — Estimates of Effective Tax Rates, Deferred Taxes and Valuation Allowance. When we prepare our consolidated financial statements, we estimate our income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our current tax exposure and to assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be realized. To the extent we believe that realization is not likely, we establish a valuation allowance. When we establish a valuation allowance or increase this allowance in an accounting period, we record a corresponding tax expense on our statement of operations.

Management must make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. Our net deferred tax asset as of July 31, 2003 was $217.9 million, net of the valuation allowance of $7.5 million. We recorded the valuation allowance to reflect uncertainties about whether we will be able to utilize some of our deferred tax assets (consisting primarily of certain net operating losses carried forward by our international subsidiaries and certain state capital loss carryforwards) before they expire. The valuation allowance is based on our estimates of taxable income for the jurisdictions in which we operate and the period over which our deferred tax assets will be realizable. While we have considered future taxable income in assessing the need for the valuation allowance, we could be required to increase the valuation allowance to take into account additional deferred tax assets that we may be unable to realize. An increase in the valuation allowance would have an adverse impact, which could be material, on our income tax provision and net income in the period in which we make the increase.

Total Net Revenue

The table below shows total net revenue and percentage of total net revenue for each of our business segments for fiscal years 2001, 2002 and 2003. We have reclassified prior year financial information to conform to the current year presentation for comparability. See Note 11 of the financial statements for additional information about our business segments.

		% Total		% Total		% Total
	Fiscal	Net	Fiscal	Net	Fiscal	Net	2001-2002	2002-2003
(Dollars in millions)	2001	Revenue	2002	Revenue	2003	Revenue	% Change	% Change

QuickBooks
Product	$164.2		$194.8		$239.3
Service	—		0.3		3.5
Other	—		—		—

Subtotal	164.2	15%	195.1	15%	242.8	15%	19%	24%

Small Business
Products and Services
Product	180.3		205.7		258.9
Service	90.7		125.7		175.7
Other	19.1		6.3		20.3

Subtotal	290.1	26%	337.7	26%	454.9	27%	16%	35%

Consumer Tax
Product	168.2		219.4		243.7
Service	100.5		128.4		176.6
Other	3.4		3.3		2.6

Subtotal	272.1	25%	351.1	27%	422.9	26%	29%	20%

Professional
Accounting Solutions
Product	169.8		219.2		239.3
Service	11.1		6.5		4.1
Other	—		—		—

Subtotal	180.9	17%	225.7	17%	243.4	15%	25%	8%

Vertical Business
Management Solutions
Product	—		8.9		35.5
Service	—		5.3		59.1
Other	—		—		0.2

Subtotal	—	—	14.2	1%	94.8	6%	—	568%

Other Businesses
Product	123.2		129.5		141.2
Service	14.2		7.4		4.5
Other	51.4		51.5		46.2

Subtotal	188.8	17%	188.4	14%	191.9	11%	0%	2%

Total net revenue	$1,096.1	100%	$1,312.2	100%	$1,650.7	100%	20%	26%

Fiscal 2003 Compared to Fiscal 2002. Fiscal 2003 total net revenue of $1,650.7 million represented a 26% increase over fiscal 2002 total net revenue. The increase in net revenue was primarily due to growth of 35% in our Small Business Products and Services segment, 24% in our QuickBooks segment and 20% in our Consumer Tax segment. Our Vertical Business Management Solutions segment, which is comprised primarily of companies we acquired in the fourth quarter of fiscal 2002, contributed $94.8 million to net revenue compared to $14.2 million in fiscal 2002. Net revenue for our Professional Accounting Solutions segment also grew 8%. Net revenue for our Other Businesses segment increased only 2%, due primarily to lack of growth in the personal finance desktop software category and continuing industry-wide slowness in spending by purchasers of Internet advertising.

Fiscal 2002 Compared to Fiscal 2001. Fiscal 2002 total net revenue of $1,312.2 million represented an increase of 20% over fiscal 2001 total net revenue. The increase in net revenue was primarily due to growth of 29% in our Consumer Tax segment, 25% in our Professional Accounting Solutions segment, 19% in our QuickBooks segment and 16% in our Small Business Products and Services segment. Other Businesses net revenue was flat in fiscal 2002, reflecting a decrease in Internet advertising revenue and lower sales of Quicken due to the continuing overall decline in the personal finance desktop software category, offset by growth in Canada.

Total Net Revenue by Business Segment

The following net revenue discussion is categorized by our reportable business segments, which reflect how we manage our operations and how our chief operating decision maker views results. In fiscal 2003, we revised our reportable segments to reflect the way we currently manage and view our businesses. We determined that the QuickBooks product component of our fiscal 2002 Small Business segment was a separate reportable segment and we combined our fiscal 2002 Employer Services segment with the balance of Small Business to arrive at the fiscal 2003 segment called Small Business Products and Services. We began reporting Vertical Business Management Solutions (formerly Small Business Verticals) as a separate segment in fiscal 2003. Finally, we combined our fiscal 2002 Personal Finance and Global Business segments to arrive at the fiscal 2003 segment called Other Businesses. We have reclassified previously reported fiscal 2002 and 2001 segment results to conform to the fiscal 2003 presentation. See Note 11 of the financial statements for additional information about our reportable segments.

QuickBooks

QuickBooks product revenue is derived primarily from QuickBooks desktop software products. QuickBooks service revenue is derived from QuickBooks Online Edition.

Fiscal 2003 Compared to Fiscal 2002. QuickBooks total net revenue increased 24% in fiscal 2003 compared to fiscal 2002. The revenue increase reflected higher unit sales as well as higher average selling prices driven by the introduction of certain higher-priced QuickBooks products and a shift in revenue mix toward those products. The products include QuickBooks Premier: Accountant Edition for accounting professionals; QuickBooks Enterprise Solutions for businesses with up to 250 employees; QuickBooks Point of Sale for retail businesses; and three industry-specific versions of QuickBooks. We launched these products at the end of fiscal 2002 and during fiscal 2003 as part of our Right for My Business strategy, and they have significantly higher average selling prices than our original QuickBooks Basic and QuickBooks Pro products. We expect to introduce additional versions of QuickBooks in fiscal 2004.

Fiscal 2002 Compared to Fiscal 2001. QuickBooks total net revenue increased 19% in fiscal 2002 compared to fiscal 2001. The increase in QuickBooks product revenue reflected higher average selling prices driven primarily by the November 2001 launch of our higher-priced QuickBooks Premier products, as well as higher unit sales. The volume increase was driven by strong upgrade sales, which we believe were due in part to our decision to discontinue technical support and tax table services during calendar 2002 for customers using certain older versions of QuickBooks. We believe that the availability of a range of third-party offerings from the Intuit Developer Network to QuickBooks 2002 customers may also have contributed to the stronger upgrade sales.

Small Business Products and Services

Small Business Products and Services product revenue is comprised of QuickBooks Do-It-Yourself Payroll, which offers payroll tax tables, forms and electronic tax payment and filing services on a subscription basis to small businesses that prepare their own payrolls; financial supplies such as paper checks, envelopes and invoices; and information technology management software. Service revenue for this segment is derived primarily from outsourced payroll services and from QuickBooks support plans. Other revenue for this segment consists primarily of royalties from small business online services and interest earned on customer payroll deposits.

Fiscal 2003 Compared to Fiscal 2002. Small Business Products and Services total net revenue grew 35% in fiscal 2003 compared to fiscal 2002. Payroll product revenue increased due to growth in the customer base and higher average selling prices driven by price increases. Financial supplies product revenue increased slightly during the year. Outsourced payroll service revenue increased due in large part to our acquisition of CBS Employer Services, Inc. in the fourth quarter of fiscal 2002. QuickBooks support revenue grew due to an increase in the number of support plans sold and continued strength in the higher-priced support plans for higher-end QuickBooks products introduced in late fiscal 2002 and in fiscal 2003. Finally, our acquisition of Intuit Information Technology Solutions, formerly Blue Ocean Software, Inc., in the first quarter of fiscal 2003 also contributed to revenue growth for this segment.

Fiscal 2002 Compared to Fiscal 2001. Small Business Products and Services total net revenue increased 16% in fiscal 2002 compared to fiscal 2001. Payroll product revenue increased, reflecting higher average selling prices and growth in the customer base. Financial supplies product revenue increased slightly during the year. Outsourced payroll service revenue increased, reflecting growth in QuickBooks Assisted Payroll Service due to higher average selling prices and growth in the customer base; higher Premier payroll service revenue; and revenue from our fourth quarter fiscal 2002 acquisition of CBS Employer Services, Inc. Fiscal 2002 service revenue growth in this segment also reflected strong results from QuickBooks support plans. In August 2001, we began offering several higher-end support plans, which resulted in significantly higher average selling prices that more than offset declines in volume compared to fiscal 2001. Revenue growth in this segment was partially offset by a decline in QuickBooks Internet Gateway other revenue.

Consumer Tax

Consumer Tax product revenue is derived primarily from TurboTax federal and state consumer desktop tax return preparation software. Consumer Tax service revenue is derived primarily from TurboTax for the Web online tax return preparation services and consumer electronic filing services. Paid Web units exclude tax filing units that we donate under the Intuit Tax Freedom Project.

Fiscal 2003 Compared to Fiscal 2002. Consumer Tax total net revenue increased 20% in fiscal 2003 compared to fiscal 2002. Total paid federal units increased 12% over fiscal 2002. Desktop revenue increased due to growth in paid federal units and higher average selling prices for federal tax offerings with enhanced functionality. TurboTax for the Web revenue increased due to paid federal unit growth and higher average selling prices. Electronic filing revenue was up due to higher federal desktop unit sales and higher average state electronic filing prices.

Fiscal 2002 Compared to Fiscal 2001. Consumer Tax total net revenue increased 29% in fiscal 2002 compared to fiscal 2001. Revenue from TurboTax desktop products was up due primarily to higher average selling prices resulting from the introduction of a higher-priced premium product. Revenue from TurboTax for the Web was strong in fiscal 2002, reflecting a significant increase in the mix of higher-end service offerings as well as 84% unit growth. Electronic filing units and revenue also contributed to the year-over-year growth.

Professional Accounting Solutions

Professional Accounting Solutions product revenue is derived primarily from ProSeries and Lacerte professional tax preparation software products. Professional Accounting Solutions service revenue is derived primarily from electronic filing and training services.

Fiscal 2003 Compared to Fiscal 2002. Total net revenue from our professional tax preparation products and services increased 8% in fiscal 2003 compared to fiscal 2002. Product revenue grew 9% in fiscal 2003 due to price increases related to product enhancements, new customer acquisition initiatives and successful cross-sell efforts to the existing tax client base. Renewal rates for our existing customer base remained strong during fiscal 2003.

Fiscal 2002 Compared to Fiscal 2001. Total net revenue from our professional tax preparation products and services increased 25% in fiscal 2002 compared to fiscal 2001. Approximately $21.0 million or 47% of the growth compared to fiscal 2001 resulted from our acquisition of Tax and Accounting Software Corporation in April 2001. Higher revenue from electronic filing services was also a significant factor in the increase. In addition, new customer acquisition and higher average selling prices for our ProSeries and Lacerte unlimited-use products contributed to the revenue growth. Renewal rates for our existing customer base remained strong during fiscal 2002.

Vertical Business Management Solutions

Vertical Business Management Solutions (“VBMS”) revenue is derived from four businesses that we acquired in fiscal 2002 that provide business management solutions for companies in selected industries. Those businesses are Intuit Distribution Management Solutions, whose Intuit Eclipse™ line of products and services offers business management software for the wholesale durable goods industry; MRI Real Estate Solutions, whose Intuit MRI line of products and services provides business management software solutions for commercial and residential property managers; Intuit Construction Business Solutions, whose Intuit MasterBuilder™ line of products and services provides business management solutions for the construction industry; and Intuit Public Sector Solutions, whose Intuit Fundware™ line of products and services offers accounting and business management software solutions for nonprofit organizations, universities and government agencies. VBMS product revenue is derived from business management software for these vertical industries. VBMS service revenue consists primarily of technical support, consulting and training services.

Fiscal 2003 Compared to Fiscal 2002. Our vertical businesses contributed $94.8 million in revenue for fiscal 2003 compared to $14.2 million in fiscal 2002. Three of the four acquisitions were completed in the fourth quarter of fiscal 2002. As a result, revenue from this segment was not significant in fiscal 2002 and consisted primarily of revenue generated by Intuit Construction Business Solutions, which we acquired in the first quarter of fiscal 2002.

Other Businesses

Other Businesses consist primarily of Personal Finance and Canada. Personal Finance product revenue is derived primarily from Quicken desktop software products. Personal Finance service revenue is nominal while other revenue consists of fees from consumer online transactions and Quicken.com advertising revenue. In Canada, product revenue is derived primarily from localized versions of QuickBooks and Quicken as well as QuickTax and TaxWiz consumer desktop tax return preparation software and ProFile professional tax preparation products. Service revenue in Canada consists primarily of revenue from software maintenance contracts sold with QuickBooks.

Fiscal 2003 Compared to Fiscal 2002. Other Businesses total net revenue increased 2% in fiscal 2003 compared to fiscal 2002. Personal Finance product revenue decreased due to lack of growth in the market for personal finance desktop software and slow consumer spending. Lower unit sales for all Quicken products more than offset higher average selling prices for Quicken Premier and Quicken Home and Business. Personal Finance other revenue also decreased due to continuing slowness in Internet advertising and our exit from certain online businesses in fiscal 2002.

Total net revenue from Canada grew in fiscal 2003 compared to fiscal 2002, due partially to slightly higher revenue from QuickTax. Higher average selling prices and higher unit sales for this product were fueled by the second quarter fiscal 2003 introduction of Right for Me consumer tax products targeted at taxpayers who maintain home offices or who are preparing for retirement. Our new TaxWiz consumer tax preparation software also contributed to fiscal 2003 revenue growth. Canadian QuickBooks revenue for fiscal 2003 declined due to lack of growth in the software category and decreases in the level of inventory purchasing by retailers. The impact of these trends was partially offset by the introduction of several Right for My Business versions of QuickBooks in Canada in the third and fourth quarters of fiscal 2003.

Fiscal 2002 Compared to Fiscal 2001. Other Businesses total net revenue was flat in fiscal 2002 compared to fiscal 2001. Personal Finance total net revenue decreased due primarily to a decline in revenue from Quicken desktop products and lower Quicken.com revenue. Solid growth in our online transactions business partially offset these declines. The decrease in Quicken revenue reflected the continuing overall decline in the personal finance desktop software category. Lower Quicken.com advertising revenue reflected the industry-wide decline in spending by purchasers of Internet advertising.

Revenue from Canada increased in fiscal 2002 compared to fiscal 2001. This reflected strong tax season results for QuickTax, due in part to the preliminary success of our efforts to reduce unauthorized sharing of desktop software. Canadian consumer tax revenue growth was partially offset by modest revenue declines for QuickBooks and Quicken.

Cost of Revenue

		% of		% of		% of
	Fiscal	Related	Fiscal	Related	Fiscal	Related	2001-2002	2002-2003
(Dollars in millions)	2001	Revenue	2002	Revenue	2003	Revenue	% Change	% Change

Cost of product revenue	$135.6	17%	$157.4	16%	$173.8	15%	16%	10%
Cost of service revenue	108.3	50%	107.6	39%	149.5	35%	-1%	39%
Cost of other revenue	26.0	35%	24.4	40%	20.6	30%	-6%	-16%
Amortization of purchased software	14.9	n/a	12.4	n/a	13.8	n/a	-17%	11%

Total cost of revenue	$284.8	26%	$301.8	23%	$357.7	22%	6%	19%

There are four components of our cost of revenue: (1) cost of product revenue, which includes the direct cost of manufacturing and shipping our software products; (2) cost of service revenue, which reflects direct costs associated with providing services, including data center costs relating to delivering Internet-based services; (3) cost of other revenue, which includes costs associated with generating advertising and marketing and online transactions revenue; and (4) amortization of purchased software, which represents the cost of amortizing products we obtained through acquisitions over their useful lives.

Fiscal 2003 Compared to Fiscal 2002. Cost of product revenue as a percentage of product revenue decreased to 15% in fiscal 2003 from 16% in fiscal 2002. This was primarily due to strong sales of our new higher-priced QuickBooks products, which have higher margins per unit. We also continued to improve the packaging design process for certain products and streamline some of our manufacturing processes during fiscal 2003. This enabled us to reduce the per-unit materials, manufacturing and shipping costs for our shrink-wrap software products. We expect to implement further efficiencies in our manufacturing processes during fiscal 2004. We also expect that the mix shift toward our higher-priced, higher-margin QuickBooks products will continue and that growth rates for our higher-priced QuickBooks products will exceed those for our lower-priced products.

Cost of service revenue as a percentage of service revenue decreased to 35% in fiscal 2003 from 39% in fiscal 2002. This decrease was primarily attributable to the growth in our outsourced payroll business during fiscal 2003. As this business grows, we are leveraging our historical investments in data center and other infrastructure to reduce the unit cost and improve the profitability of outsourced payroll services. In addition, starting in the third quarter of fiscal 2003 we no longer paid royalties to Wells Fargo Bank for our Premier payroll service. Although we now amortize the $29.2 million purchase price of the right to market to this customer base to cost of service revenue, the amortization expense is less than the royalties that would have been incurred under the old agreement. We expect continued growth in our outsourced payroll business and a full year of the lower amortization expense for our Premier payroll service during fiscal 2004.

Cost of other revenue as a percentage of other revenue decreased to 30% in fiscal 2003 from 40% in fiscal 2002. In the first quarter of fiscal 2002, we moved a large number of servers that supported our Quicken.com Web site from an external hosting company to our own data center and streamlined the infrastructure. Over time, this led to decreased cost of other revenue for this business.

We recorded a $5.2 million impairment charge for intangible assets related to Quicken.com advertising revenue in the second quarter of fiscal 2002. Adjusting for this impairment charge, amortization of purchased software increased $6.6 million in fiscal 2003 compared to fiscal 2002. The increase was a result of additional amortization for intangible assets we purchased in connection with the acquisitions we completed in the fourth quarter of fiscal 2002 and the first quarter of fiscal 2003. Amortization of purchased software expense may increase in fiscal 2004 compared to fiscal 2003 as a result of future acquisitions and impairment charges, which are not possible to predict.

Fiscal 2002 Compared to Fiscal 2001. Cost of product revenue as a percentage of product revenue decreased to 16% in fiscal 2002 from 17% in fiscal 2001. We lowered our per-unit materials, manufacturing and shipping costs for our shrink-wrap software products, resulting in significant cost savings. These savings were nearly offset by increased costs associated with improving our product distribution function. During the first quarter of fiscal 2002, we established a new third-party retail distribution relationship for our shrink-wrap software products. This distribution relationship enabled us to ship a larger percentage of our products directly to individual retail stores and allowed us to provide inventory to our retail customers on a more timely basis. By providing better service to our retailers, we reduced product returns and related costs.

Cost of service revenue as a percentage of service revenue decreased to 39% in fiscal 2002 from 50% in fiscal 2001. This decrease was attributable primarily to our payroll and Web-based tax businesses, which experienced significant revenue growth with relatively fixed cost bases in fiscal 2002.

Cost of other revenue as a percentage of other revenue increased to 40% in fiscal 2002 compared to 35% in fiscal 2001. This increase was primarily due to increased data center costs related to our Personal Finance segment’s online transaction business.

Amortization of purchased software decreased $2.5 million in fiscal 2002 compared to fiscal 2001. This reflected lower amortization expense in the second half of fiscal 2002 that resulted from a lower base of assets to be amortized. This decline was partially offset by impairment charges for certain purchased software assets that were recorded in the second quarter of fiscal 2002, which caused the decrease in the base of assets.

Operating Expenses

		% Total		% Total		% Total
	Fiscal	Net	Fiscal	Net	Fiscal	Net	2001-2002	2002-2003
(Dollars in millions)	2001	Revenue	2002	Revenue	2003	Revenue	% Change	% Change

Customer service and technical support	$137.2	13%	$164.9	13%	$178.9	11%	20%	8%
Selling and marketing	217.8	20%	263.7	20%	324.4	20%	21%	23%
Research and development	196.1	18%	198.5	15%	255.8	15%	1%	29%
General and administrative	93.5	9%	109.1	8%	148.9	9%	17%	36%

	644.6	59%	736.2	56%	908.0	55%	14%	23%
Charge for purchased research and development	0.2	0%	2.2	0%	8.9	1%	NM	NM
Charge for vacant facilities	—	—	13.2	1%	(1.1)	0%	NM	NM
Acquisition-related charges	247.8	23%	181.4	14%	33.9	2%	-27%	-81%
Loss on impairment of long-lived asset	—	—	27.0	2%	—	—	—	—

Total operating expenses	$892.6	81%	$960.0	73%	$949.7	58%	8%	-1%

                   NM is a non-meaningful comparison.

Customer Service and Technical Support

Fiscal 2003 Compared to Fiscal 2002. Customer service and technical support expenses were 11% of total net revenue in fiscal 2003 compared to 13% in fiscal 2002. We continued to increase our efficiency in fiscal 2003 by improving our utilization of internal customer service representatives and by outsourcing some of our seasonal call center capabilities. We also increased the proportion of customer service and technical support we provide through less expensive methods such as Web sites, online chat, email and other electronic means. In fiscal 2003 we benefited from the fiscal 2002 implementation of a number of successful process excellence initiatives that reduced costs while maintaining or increasing service levels. These benefits were partially offset by increased demand for customer service and technical support due to the increasing complexity of our products and to customer questions relating to product activation technology in TurboTax desktop products. We discontinued product activation in certain TurboTax products after the 2002 tax season.

Fiscal 2002 Compared to Fiscal 2001. Customer service and technical support expenses were 13% of total net revenue in fiscal 2002 and 2001. We improved our efficiency in fiscal 2002 by increasing the proportion of customer service and technical support we provide through less expensive methods such as Web sites, online chat, email and other electronic means. We also implemented a number of successful process excellence initiatives that reduced costs while maintaining or increasing service levels. However, these benefits were offset by higher direct sales and support costs associated with converting the customers of Tax Accounting and Software Company, a company that we acquired in April 2001, to our ProSeries and Lacerte professional tax products, and by increased demand for customer service and technical support due to our growing customer base.

Selling and Marketing

Fiscal 2003 Compared to Fiscal 2002. Selling and marketing expenses were 20% of total net revenue in fiscal 2003 and fiscal 2002. In fiscal 2003, we continued to expand our small business marketing programs to support the Right for My Business strategy announced in fiscal 2002. Marketing expenses for certain new QuickBooks products with advanced functionality totaled approximately $12.0 million in fiscal 2003, compared to about $2.0 million in marketing expenses for those products in fiscal 2002. Marketing expenses for fiscal 2003 also increased compared to fiscal 2002 as we expanded marketing programs to support our Consumer Tax Right for Me strategy, which we introduced during the 2002 tax season. In addition, we added selling and marketing expenses for the companies we acquired in the fourth quarter of fiscal 2002 and the first quarter of fiscal 2003. These increases were partially offset by a decrease in selling and marketing expenses as a percentage of total net revenue for our payroll business due to significant revenue growth in that segment.

Fiscal 2002 Compared to Fiscal 2001. Selling and marketing expenses were 20% of total net revenue in fiscal 2002 and fiscal 2001. In fiscal 2002, selling and marketing expenses increased as we expanded our small business marketing programs to support the Right for My Business strategy announced in September 2001. We also incurred additional marketing expenses for our Intuit Construction Business Solutions products, which we acquired in November 2001. These increases were partially offset by a decrease in selling and marketing expenses as a percentage of total net revenue for our payroll business due to significant revenue growth in that segment.

Research and Development

Fiscal 2003 Compared to Fiscal 2002. Research and development expenses were 15% of total net revenue in fiscal 2003 and fiscal 2002. During fiscal 2003, we continued to invest in new products and enhanced functionality for existing products, particularly those that support our small business Right for My Business and Consumer Tax Right for Me strategies. We also added research and development expenses for the companies we acquired in the fourth quarter of fiscal 2002 and the first quarter of fiscal 2003. Offsetting these increases, we continued to benefit from improvements in our development process that resulted in shorter development times and higher quality in many of our products.

Fiscal 2002 Compared to Fiscal 2001. During fiscal 2002, we increased research and development spending in some of our highest-growth businesses — QuickBooks, Consumer Tax and Professional Accounting Solutions — by approximately 10%. In particular, we continued to invest in our Right for My Business strategy, including new QuickBooks Premier, Enterprise and Point of Sale products launched in the second quarter of fiscal 2002, the Intuit Developer Network and other new products that we expected to introduce in fiscal 2003. At the same time, we significantly decreased or stopped spending in less strategic areas and discontinued product lines. We also benefited from improvements in our development process that resulted in shorter development times and higher quality for our new QuickBooks products. The net result was that research and development expenses in fiscal 2002 declined as a percentage of total net revenue to 15% of total net revenue compared to 18% in fiscal 2001.

General and Administrative

Fiscal 2003 Compared to Fiscal 2002. General and administrative expenses were 9% of total net revenue in fiscal 2003 compared to 8% in fiscal 2002. General and administrative expenses increased in fiscal 2003 compared to fiscal 2002 primarily due to acquisition integration costs; the addition of general and administrative expenses for the companies we acquired in the fourth quarter of fiscal 2002 and the first quarter of fiscal 2003; and higher insurance costs. General and administrative expenses did not include labor costs capitalized in connection with internal use software projects of $18.0 million in fiscal 2003 and $12.9 million in fiscal 2002.

Fiscal 2002 Compared to Fiscal 2001. General and administrative expenses were 8% of total net revenue in fiscal 2002 compared to 9% in fiscal 2001. We experienced increased directors’ and officers’ liability insurance costs and costs associated with integrating our acquisitions of Intuit Construction Business Solutions (formerly OMware, Inc.) in November 2001 and EmployeeMatters, Inc. in December 2000. These increases were partially offset by decreases in bad debt charges in fiscal 2002 compared to fiscal 2001.

Charge for Purchased Research and Development

In connection with certain acquisitions and with the assistance of third-party appraisers, we determine the value of in-process projects under development for which technological feasibility has not been established. The value of each project is determined by estimating the costs to develop the in-process technology into a commercially feasible product, estimating the net cash flows we believe would result from the product and discounting these net cash flows back to their present value. The resulting amount is recorded as a charge for purchased research and development when we acquire certain new businesses.

In fiscal 2003, we recorded charges totaling $8.9 million for purchased research and development, primarily in connection with our acquisition of Blue Ocean Software, Inc. (now Intuit Information Technology Solutions). In fiscal 2002, we recorded a charge of $2.2 million for purchased research and development as a result of our acquisition of Management Reports, Inc. (now MRI Real Estate Solutions). In fiscal 2001, we recorded a charge of $0.2 million for purchased research and development when we acquired Tax Accounting and Software Corporation.

Charge for Vacant Facilities

During the third quarter of fiscal 2002, we concluded that we would not occupy two vacant leased buildings in Mountain View, California and that we would be unable to recover a substantial portion of our lease obligations by subleasing the vacant space. As a result, we recorded a charge for vacant facilities of $13.2 million in that quarter. During the fourth quarter of fiscal 2003, we decided that based on corporate growth requirements and the current real estate market in the San Francisco Bay Area, we would reoccupy one of these two vacant buildings. As a result, we reversed the remaining $1.9 million reserve for the related lease obligations to our statement of operations. At the same time, we added $1.4 million to the reserve for the remaining vacant Mountain View building to reflect our revised estimate of future sublease income for that facility. Based on revised estimates, we also reversed approximately $0.6 million in reserves related to various smaller facilities for a total credit for vacant facilities of $1.1 million to our statement of operations in the fourth quarter of fiscal 2003. See Note 13 of the financial statements.

Acquisition-Related Charges

Acquisition-related charges include the amortization of goodwill prior to August 1, 2002, the amortization of purchased intangible assets and deferred compensation expenses arising from acquisitions, and impairment charges relating to goodwill and purchased intangible assets. Beginning on August 1, 2002, we no longer amortize goodwill due to our adoption of SFAS 142. However, it is possible that in the future we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. See Note 1 and Note 4 of the financial statements.

Fiscal 2003 Compared to Fiscal 2002. In fiscal 2003, acquisition-related charges were $33.9 million compared to $181.4 million in fiscal 2002. In fiscal 2002, acquisition-related charges included the amortization of goodwill, the amortization of purchased intangible assets and deferred compensation expenses arising from acquisitions. Acquisition-related charges for fiscal 2002 also included impairment charges of $22.0 million that were related to our Internet-based advertising business and our Site Solutions business. Beginning with the first quarter of fiscal 2003, acquisition-related charges no longer included amortization of goodwill due to our adoption of SFAS 142 and there were no impairment charges in fiscal 2003.

Fiscal 2002 Compared to Fiscal 2001. In fiscal 2002, acquisition-related charges were $181.4 million compared to $247.8 million in fiscal 2001. Acquisition-related charges in fiscal 2002 included impairment charges totaling $22.0 million that were related to our Internet-based advertising business and our Site Solutions business. Acquisition-related charges for fiscal 2001 included impairment charges that totaled $78.7 million for goodwill and intangible assets recorded in connection with our acquisitions of Venture Finance Software Corp., SecureTax.com and Hutchison Avenue Software Corporation.

Loss on Impairment of Long-lived Asset

In connection with the sale of our Quicken Bill Manager business in May 2001, we acquired a $27.0 million long-term asset related to future consideration from Princeton eCom. See Note 8 of the financial statements. During fiscal 2002, events and circumstances indicated impairment of this asset. These indicators included the deterioration of Princeton eCom’s financial position and the decreased likelihood that it would receive future funding. Based on our analysis we determined that the fair value of this asset was impaired and recorded a charge of $27.0 million in fiscal 2002 to reduce its carrying value to zero.

Non-Operating Income and Expenses

Interest and Other Income

Interest and other income was $38.7 million in fiscal 2003 compared to $27.3 million in fiscal 2002 and $57.6 million in fiscal 2001. Fiscal 2003 interest and other income included $10.1 million in royalties from trademark license and distribution agreements that we entered into when we sold our mortgage business in July 2002. See Note 9 of the financial statements. Due to the effect of the weakening U.S. dollar on intercompany balances with our Canadian subsidiary, interest and other income also included foreign exchange gains of $5.4 million in fiscal 2003, compared to a nominal foreign exchange impact in fiscal 2002. In fiscal 2003, the interest income that we earned on our cash and short-term investment balances decreased due in part to a continuing decline in market interest rates compared to the same periods of the prior year. Our interest income also decreased as a result of lower average cash and short-term investment balances during part of fiscal 2003 compared to the same periods of fiscal 2002 due to our use of cash to fund our acquisitions and our stock repurchase programs. See Note 7 and Note 15 of the financial statements.

The decrease in interest and other income during fiscal 2002 compared to fiscal 2001 was due to a sharp decline in the interest we earned on our cash and short-term investment balances in fiscal 2002, reflecting significant decreases in market interest rates during the period.

Interest earned on customer payroll deposits is reported as revenue for our payroll business, and is not included in interest and other income.

Gains (Losses) on Marketable Securities and Other Investments, Net

We recorded a pre-tax net gain relating to marketable securities and other investments of $10.9 million in fiscal 2003. We recorded pre-tax net losses relating to marketable securities and other investments of $15.5 million in fiscal 2002 and $98.1 million in fiscal 2001. The fiscal 2003 net gain included charges totaling $2.8 million to write down certain long-term investments for which the decline in fair value below carrying value was other-than-temporary. The fiscal 2002 net loss included charges totaling $9.5 million to write down certain long-term investments for which the decline in fair value below carrying value was other-than-temporary. The fiscal 2001 net loss included charges of $40.2 million to write down certain available-for-sale securities for which the decline in fair value below carrying value was other-than-temporary and $28.6 million to write down certain long-term investments for which the decline in fair value below carrying value was other-than-temporary.

Net Gains (Losses) on Divestitures

In March 2002, we paid $12.0 million to terminate our remaining $20.3 million obligation under an interactive services agreement related to our Quicken Bill Manager business, which we sold in May 2001. We recorded a pre-tax gain of $8.3 million in connection with the termination of this agreement. See Note 8 of the financial statements.

During fiscal 2001, we recorded a pre-tax net loss of $15.3 million resulting from our divestitures of businesses. We recorded a pre-tax loss of $16.9 million for the sale of the technology assets of our Quicken Bill Manager business. This loss was partially offset by a pre-tax gain of $1.6 million for the sale of certain assets of our wholly owned subsidiary, Intuit Insurance Services, Inc., which operated our Quicken Insurance business. See Note 8 of the financial statements.

Income Taxes

For fiscal 2003, we recorded an income tax provision of $129.6 million on pre-tax income from continuing operations of $392.8 million, resulting in an effective tax rate of approximately 33%. For fiscal 2002, we recorded an income tax provision of $16.9 million on pre-tax income from continuing operations of $70.5 million, resulting in an effective tax rate of approximately 24%. For fiscal 2001, we recorded an income tax benefit of $12.5 million on a pre-tax loss from continuing operations of $137.1 million, resulting in an effective tax rate of approximately 9%. Our effective tax rate for fiscal 2003 differs from the federal statutory rate primarily due to tax-exempt interest income and research and development credits. Our effective tax rate for fiscal 2002 differs from the federal statutory rate primarily due to a tax benefit related to a divestiture that became available during the year and tax-exempt interest income, offset by non-deductible merger related charges. Our effective tax rate for fiscal 2001 differs from the federal statutory rate primarily due to the net effect of non-deductible merger and divestiture related charges offset by the benefit received from tax-exempt interest income.

At July 31, 2003, we had net deferred tax assets of $217.9 million, which included a valuation allowance of $7.5 million for net operating loss carryforwards relating to our international subsidiaries and certain state capital loss carryforwards. The allowance reflects management’s assessment that we may not receive the benefit of certain loss carryforwards of our international subsidiaries and capital loss carryforwards in certain state jurisdictions. While we believe our current valuation allowance is sufficient, it may be necessary to increase this amount if it becomes more likely that we will not realize a greater portion of the net deferred tax asset. We assess the need for an adjustment to the valuation allowance on a quarterly basis. See Note 14 of the financial statements.

Discontinued Operations

Intuit KK

On February 7, 2003, we sold our wholly owned Japanese subsidiary, Intuit KK, and accounted for the sale as discontinued operations. In accordance with SFAS 144, we have segregated the operating results of Intuit KK from continuing operations on our statement of operations for all periods prior to the sale. We recorded a gain on disposal of these discontinued operations of $71.0 million, net of income taxes of $5.1 million, in the third quarter of fiscal 2003. See Note 9 of the financial statements.

Quicken Loans

On July 31, 2002, we sold 87.5% of our Quicken Loans mortgage business segment and accounted for the sale as discontinued operations. In accordance with APB Opinion No. 30, we have segregated the operating results of Quicken Loans from continuing operations on our statement of operations for all periods prior to the sale. We recorded a net gain on disposal of these discontinued operations of $23.3 million in the fourth quarter of fiscal 2002. In October 2002, we sold our residual 12.5% equity interest in the purchasing company and recognized a net gain of $5.6 million on the transaction. See Note 9 of the financial statements.

Concurrent with the sale, we signed an agreement to license the Quicken Loans brand and a distribution agreement under which the purchasing company will provide mortgage services on Quicken.com. We will receive minimum royalties of $1.75 million a year for the next five years under the licensing agreement and minimum fees of $0.75 million a year for the next five years under the distribution agreement. Royalties and fees under these agreements are being recorded as earned and are included in interest and other income on our statement of operations. For fiscal 2003, we recorded royalties of $1.75 million under the trademark licensing agreement and fees of $8.3 million under the distribution agreement. Fees due under these agreements totaled $9.5 million at July 31, 2003 and are included in accounts receivable on our balance sheet. See Note 9 of the financial statements.

Cumulative Effect of Accounting Change

During the first quarter of fiscal 2001, we recorded a cumulative gain of $14.3 million, net of income taxes, as a result of a change in accounting principle when we adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” We recognized the cumulative effect of the change in how we accounted for options to purchase shares of S1 Corporation as of August 1, 2000. See Note 1 of the financial statements. Subsequent fluctuations in the fair value of these options were included in our net income or net loss until we sold them in the first quarter of fiscal 2002.

Liquidity and Capital Resources

At July 31, 2003 our cash, cash equivalents and short-term investments totaled $1.2 billion, essentially unchanged from July 31, 2002. In fiscal 2003, we generated cash primarily from continuing operations, discontinued operations and the issuance of common stock under employee stock plans and we used cash primarily for our stock repurchase programs and for acquisitions. The following table summarizes selected items from our statements of cash flows for fiscal 2001, 2002 and 2003. For complete statements of cash flows for those periods, see the financial statements in Item 8.

	Fiscal

	2001	2002	2003
(In thousands)
Net cash provided by operating activities	$230.7	$344.3	$569.4
Net income (loss) from continuing operations	(124.7)	53.6	263.2
Acquisition-related costs	263.0	196.0	56.6
Depreciation	54.3	58.8	73.8

Net cash used in investing activities	(300.0)	(30.9)	(486.6)
Acquisitions of businesses, net of cash acquired	(198.1)	(284.1)	(214.8)
Net liquidation (purchases) of short-term investments	(64.4)	302.7	(224.5)
Purchases of property and equipment	48.4	42.1	50.4
Capitalization of internal use software	23.4	21.3	34.3

Net cash provided by (used in) financing activities	87.6	(196.1)	(661.8)
Purchase of treasury stock	(8.4)	(318.4)	(814.3)
Net proceeds from issuance of common stock	96.8	133.6	155.9

Net cash provided by (used in) discontinued operations	(303.1)	225.2	341.4
Collection of amounts due from discontinued operations entities	(297.7)	108.1	241.6
Net income from discontinued operations	27.5	63.2	3.3
Net gains from discontinued operations	—	23.3	76.6

We generated $569.4 million, $344.3 million and $230.7 million in cash from our operations during fiscal 2003, 2002 and 2001. Net income from continuing operations generated $263.2 million in fiscal 2003 and $53.6 million in fiscal 2002. Net loss from continuing operations used $124.7 million in fiscal 2001. Adjustments for non-cash expenses included depreciation of $73.8 million, $58.8 million and $54.3 million in fiscal 2003, 2002 and 2001. Adjustments for non-cash expenses also included acquisition-related charges, charges for purchased research and development and amortization of purchased software totaling $56.6 million, $196.0 million and $263.0 million in those periods. Adjustments for non-cash expenses included $27.0 million for an impairment loss on a long-lived asset in fiscal 2002 and $98.1 million for net losses on marketable securities and other investments in fiscal 2001.

We used $486.6 million, $30.9 million and $300.0 million in cash for investing activities during fiscal 2003, 2002 and 2001. Our primary use of cash for investing activities was for business acquisitions, which totaled $214.8 million in fiscal 2003, $284.1 million in fiscal 2002 and $198.1 million in fiscal 2001, net of cash on the balance sheets of the companies when we acquired them. Fiscal 2003 proceeds from the sale upon maturity of short-term investments of $2.1 billion were more than offset by reinvestments of $2.3 billion, a net investment of $224.5 million. Proceeds of $3.2 billion from the sale upon maturity of short-term investments were partially offset by reinvestments of $2.9 billion during fiscal 2002, a net draw of $302.7 million. Fiscal 2001 proceeds from the sale upon maturity of short-term investments of $3.1 billion essentially offset reinvestments of $3.2 billion. Finally, as a result of our continued investment in information systems and infrastructure, we also purchased property and equipment of $50.4 million, $42.1 million and $48.4 million and capitalized internal use software development projects of $34.3 million, $21.3 million and $23.4 million in fiscal 2003, 2002 and 2001.

We used $661.8 million and $196.1 million in cash for our financing activities in fiscal 2003 and 2002. We generated $87.6 million in cash from financing activities in fiscal 2001. The primary component of cash used for financing activities in fiscal 2003 and 2002 was $814.3 million and $318.4 million for the repurchase of stock through our stock repurchase programs. See Note 15 of the financial statements. This was partially offset by proceeds of $155.9 million and $133.6 million we received from the issuance of common stock under employee stock plans in fiscal 2003 and 2002. The primary component of cash generated from financing activities in fiscal 2001 was $96.8 million we received from the issuance of common stock under employee stock plans.

Cash generated by discontinued operations totaled $341.4 million in fiscal 2003 and $225.2 million in fiscal 2002 while discontinued operations used cash of $303.1 million in fiscal 2001. Cash generated by discontinued operations in fiscal 2003 included collection of $241.6 million in amounts due from Quicken Loans and Intuit KK and a net gain of $71.0 million from the sale of Intuit KK. Cash generated by discontinued operations during fiscal 2002 was primarily from collection of $108.1 million in amounts due from Quicken Loans and Intuit KK, net income from discontinued operations of $63.2 million and a gain of $23.3 million on the sale of Quicken Loans. Cash used in discontinued operations during fiscal 2001 was related primarily to an increase of $297.7 million in amounts due from Quicken Loans and Intuit KK.

In May 2001, Intuit’s Board of Directors initiated Repurchase Plan I and authorized the Company to repurchase up to $500.0 million of common stock from time to time over a three-year period. In July 2002, our Board of Directors increased the authorized purchase amount by $250.0 million to a total of $750.0 million. From inception of the program through its conclusion in December 2002, we repurchased a total of 16.6 million shares of our common stock for an aggregate cost of approximately $750.0 million. Shares of stock repurchased under this program became treasury shares.

In March 2003, Intuit’s Board of Directors initiated Repurchase Plan II and authorized the Company to repurchase up to $500.0 million of common stock from time to time over a three-year period. During fiscal 2003, we repurchased a total of 8.9 million shares of our common stock for an aggregate cost of approximately $390.4 million under this program. Authorized funds of $109.6 million remained available under the program at July 31, 2003. Shares of stock repurchased under this program become treasury shares.

In August 2003, our Board of Directors initiated Repurchase Plan III and authorized the Company to repurchase up to $500.0 million of common stock from time to time over a three-year period. Shares of stock repurchased under this program will become treasury shares.

Shares repurchased under the plans described above from the inception of the plans had no significant impact on our basic and diluted net income or loss per share in fiscal 2001 or 2002 while they increased our basic and diluted net income per share by $0.13 and $0.12 in fiscal 2003.

Outstanding loans to executive officers and other employees totaled $19.7 million at July 31, 2003 and $21.3 million at July 31, 2002. Loans to executive officers are primarily relocation loans. Loans are generally secured by real property and have maturity dates of up to 10 years. As of July 31, 2003, all interest payments were current in accordance with the terms of the loan agreements. Consistent with the requirements of the Sarbanes-Oxley legislation enacted on July 30, 2002, no loans to executive officers have been made or modified since July 30, 2002 and we do not intend to make or modify loans to executive officers in the future. See Note 19 of the financial statements.

In March 2003, we repurchased 17,532 shares of common stock from our chief executive officer at fair market value to provide him with the funds to pay the payroll tax withholding obligation relating to the vesting of his restricted stock. See Note 19 of the financial statements.

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

The following table summarizes our contractual obligations at July 31, 2003:

	Payments Due by Period

	Less than 1	1-3	3-5	After 5
(In millions)	year	years	years	years	Total

Restricted cash	$12.2	$—	$—	$—	$12.2
Short-term portion of vacancy reserve	1.4	—	—	—	1.4
Long-term obligations	3.5	20.5	2.6	2.7	29.3
Operating leases	24.6	49.9	39.3	69.0	182.8

Total contractual cash obligations	$41.7	$70.4	$41.9	$71.7	$225.7

Restricted cash at July 31, 2003 included $4.0 million for product rebates due our customers and $5.7 million in obligations to our employees under deferred compensation plans. Restricted cash at July 31, 2003 also included $2.5 million that we held in escrow in connection with our fiscal 2002 acquisition of CBS Employer Services, Inc. The escrow period expires in June 2005. See Note 1 of the financial statements.

Long-term obligations at July 31, 2003 included the $8.3 million long-term portion of our reserve for vacant Mountain View facilities. Long-term obligations also included $17.5 million for amounts we owe to former stockholders of CBS Employer Services, Inc. in connection with our acquisition of that company in the fourth quarter of fiscal 2002. See Note 13 of the financial statements.

Recent Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Issue 00-21 provides guidance on accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not believe that the adoption of Issue 00-21 will have a material effect on our consolidated financial position, results of operations or cash flows.

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

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” Statement 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, Statement 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. Statement 149 is effective for contracts entered into or modified after June 30, 2003. We do not believe the adoption of Statement 149 will have a material effect on our consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that are frequently used in connection with share repurchase programs. We do not use such instruments in our share repurchase program. Statement 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. We adopted Statement 150 on June 1, 2003 and do not believe the effect of adopting this statement will have a material impact on our financial position, results of operations or cash flows.

RISKS THAT COULD AFFECT FUTURE RESULTS

Company-Wide Factors That Could Affect Future Results

We face intense competitive pressures in all of our businesses, which can have a negative impact on our revenue, profitability and market position. We have formidable current and potential competitors. Accordingly, we expect competition to remain intense during fiscal 2004 and beyond. In all our businesses, we face continual risks that competitors will introduce better products and services, reduce prices, gain better access to distribution channels, increase advertising (including advertising targeted at Intuit customers), and release new products and services before we do. Any of these competitive actions — particularly any prolonged price competition — could result in lower net revenue and/or lower profitability for us. They could also affect our ability to keep existing customers and acquire new customers. For more information about the competitive environment in which we operate, see Item 1, “Business — Competition” and the competition risk factors for each of our businesses below.

If we do not continue to develop new products and services in a timely manner, our future financial results will suffer. It is necessary for us to continually develop new products and services and to improve existing products and services so that we can remain competitive in the markets we serve and in the markets we seek to enter. In executing our customer-focused product strategies, we have introduced a number of products and services that are specially designed for specific businesses and consumer needs. Many of our offerings have posed new product development challenges for us because several of these offerings require that our products and services integrate with one another and with both our web sites and our internal information systems. In addition, our customers expect — and our business model contemplates — increased functionality and greater inter-operability among our products and services. Moreover, our development and enhancement processes involve several risks, including challenges in hiring and retaining highly qualified employees, the risk of delays in product and service launches, the risk of defects that hinder performance and the risk that consumers will not buy new or modified offerings. Failure to timely and successfully develop new products and services would harm our competitive position and result in declines in our revenue and earnings.

Expanding our product and service offerings creates risks due to the increasing complexity and decreasing predictability of our revenue streams. Our expanding range of products and services generates more varied revenue streams than our traditional desktop software businesses. The accounting policies that apply to these revenue streams are more complex than those that apply to our traditional products and services. We expect this trend to continue as we acquire additional companies. For example, as we begin to offer additional features and options as part of multiple-element sales arrangements, we could be required to defer a higher percentage of our product revenue at the time of sale than we do for traditional products. This would decrease revenue at the time products are shipped, but result in increased revenue in fiscal periods after shipment. In addition, our Vertical Business Management Solutions businesses offer products and services with significantly higher prices than we have traditionally offered. Revenue from these offerings tends to be less predictable than revenue from our traditional desktop products, due to longer sales and implementation cycles. These businesses also tend to rely on a relatively small number of large orders for a substantial portion of their revenue in a particular quarter, which could cause our quarterly revenue from these businesses to fluctuate.

We are continuing to implement new information systems to enable us to execute on our growth strategy, and problems with the design or implementation of these new systems could interfere with our business and operations. We are in the process of implementing new information systems to eventually replace our existing systems. As a part of this effort, we began implementing in fiscal 2003, and will continue to implement in fiscal 2004, new software applications to manage our business and finance operations. We may not successfully implement these new systems and transition data, and even if we do succeed, the implementation may be much more costly than we anticipated. Any disruptions relating to these systems enhancements could adversely impact our ability to do the following in a timely and accurate manner: take customer orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run our business. In addition, many of our newer businesses depend on a different operational infrastructure than our desktop software businesses, and we must continually develop, expand and modify our internal systems and procedures — including call center, customer management, order management, billing and other systems — to support these businesses. If we are unable to successfully implement new information systems, our financial position, results of operations, cash flows and stock price could be adversely affected.

Any significant failure in our technology systems could harm our operations and our financial performance. We rely on a variety of technology systems to, among other functions, take and fulfill customer orders, handle customer service requests, host our Web-based activities, support internal operations and store customer and company data. Our computer and communications systems and operations could be damaged or interrupted, or lose customer data, any of which could prevent us from accepting and fulfilling customer orders and adversely impact our internal operations. To prevent interruptions, we must continually upgrade our systems and processes to ensure that we have adequate recoverability — both of which are costly and time consuming. While we have backup systems for certain aspects of our operations, our systems are not fully redundant and our disaster recovery planning may not be sufficient for all eventualities. In addition, we may have inadequate insurance coverage or insurance limits to compensate us for losses from a major interruption. If any of this were to occur, it could harm our financial performance, damage our reputation and be expensive to remedy.

Business integration of acquired companies presents several challenges and we may not fully realize the intended benefits of our acquisitions if we do not successfully integrate them with our operations. During the past few years, we have completed numerous acquisitions (two in fiscal 2003 and five in fiscal 2002), and we expect to continue to pursue acquisitions as part of our Right for My Business strategy. These acquisitions expand our product and service offerings, personnel and geographic locations and require us to integrate different company cultures, management teams and business infrastructures. The integration process can strain our resources and be expensive and time consuming, particularly if we are integrating multiple companies at the same time. Promptly and efficiently integrating acquired businesses creates challenges for our operational, financial and management information systems, as well as for our product development processes. We may have difficulty developing, manufacturing and marketing the products of a newly acquired company in a way that enhances the performance of our combined businesses or product lines to realize the value from expected synergies. Depending on the size and complexity of an acquisition, and the number of acquisitions we are concurrently integrating, our successful integration of the entity depends on a variety of factors, including:

•	Retaining key employees

•	Managing facilities and employees in different geographic areas

•	Retaining key customers, and

•	Integrating or coordinating different research and development, product manufacturing, and sales and marketing programs.

Despite our efforts to adequately staff and equip our customer service and technical support operations, we cannot always respond promptly to customer requests for assistance. We occasionally experience customer service and technical support problems, including longer than expected waiting times for customers when our staffing and systems are inadequate to handle a higher-than-anticipated volume of requests. When we experience these problems, they can adversely affect customer relationships and our financial results (due to lost revenue because of our inability to accept orders for our products or increased costs). We also risk losing service at any one of our customer contact centers and our redundancy systems could prove inadequate to provide backup support. In addition, our customer-focused business strategy presents additional technical support challenges as we increase the number and complexity of the products we offer, particularly for our QuickBooks, Consumer Tax and Vertical Business Management Solutions segments. To improve our performance in this area, we must eliminate underlying causes of service and support requests through product improvements, better order fulfillment processes, more robust self-help tools, and improved ability to accurately anticipate demand for support. Implementing any of these improvements can be expensive, time consuming and ultimately prove unsuccessful.

Given the nature of the products and services that we offer, our revenue and earnings are highly seasonal. Several of our businesses are highly seasonal — particularly our tax businesses, but also our small business software and service offerings to a lesser extent. This causes significant quarterly fluctuations in our financial results. Revenue and operating results are usually strongest during the second and third fiscal quarters ending January 31 and April 30. We experience lower revenues, and often significant operating losses, in the first and fourth quarters ending October 31 and July 31. Recently we have recognized an increasing portion of our Consumer Tax revenue in the third fiscal quarter compared to the second fiscal quarter. Our financial results can also fluctuate from quarter to quarter and year to year due to a variety of factors, including changes in product sales mix that affect average selling prices, product release dates, the timing of sales of our higher-priced Vertical Business Management Solutions offerings, our methods for distributing our products, including the shift to a consignment model for our consumer tax products that we sell through retail distribution channels, and the timing of acquisitions, dispositions, and goodwill and purchased intangible asset impairment charges.

We face risks relating to customer privacy and security and increasing regulation, which could hinder the growth of our businesses and affect our financial performance. Despite our efforts to address customer concerns about privacy and security, these issues still pose a risk to our business, and we have experienced lawsuits and negative publicity relating to privacy issues. A major breach of customer privacy or security by Intuit, or even by another company, could have serious consequences for our businesses, including reduced customer demand for our products and/or additional regulation by federal or state agencies. In addition, we have incurred — and will continue to incur — significant expenses to comply with mandatory privacy and security standards and protocols. If additional similar federal and state laws and/or regulations (like the recently created federal “Do Not Call List”) that govern our direct marketing activities (such as telesales and email campaigns) are passed, our ability to communicate with our customers may be further limited and our compliance costs may increase, both of which could have a negative impact on our operating results. Moreover, in response to concerns about their customers’ privacy, third parties (such as Internet service providers) have developed, and may continue to develop, technology that limits or impedes our ability to communicate with our customers, particularly via email.

We face several risks relating to our retail distribution channel through which we sell our core desktop software products (QuickBooks, TurboTax and Quicken). We face challenges with our relationships with retailers, including our ability to negotiate favorable terms with them, the risk that retailers could consolidate and potentially eliminate the number of retail locations in which our products are offered, and the negative effect of the current economic environment on retail sales generally. In addition, any change in significant business terms, termination or significant disruption of our relationship with any of our major resellers could result in a decline in our revenue. If any of our retailers experience financial difficulties, it could have an adverse effect on our operating expenses if uncollectible amounts from them exceed the bad debt reserves we have established.

We face additional risks in the retail channel as we execute on our Customer-Focused Product Strategy through which we offer a collection of products and services that are tailored for a wide range of customers with differing needs. We now offer several more stock-keeping units (SKUs) than we have in the past and some of these products can be more complex and priced higher than our traditional retail software products and therefore pose new challenges for us in the retail channel. For example, to market our QuickBooks offerings at retail we have historically relied on product packaging, in-store displays and other retail merchandising to educate customers about our products. However, because our industry-specific versions of QuickBooks (which we call “flavors”) are priced higher, this strategy may prove less effective or ineffective given the increased need to educate potential customers about the added benefits of these products and the related higher pricing. As a result, we may need to incur additional expenses to develop other marketing programs that supplement our traditional in-store promotional efforts to sell these products to customers. In addition, retailers may be reluctant to carry the higher-priced SKUs because they are new offerings, and we have not yet been able to demonstrate demand for these products at levels that are desirable to our retailers. Finally, our Customer-Focused Product Strategy — and, in particular, our Right for My Business strategy — is resulting in a greater number of Intuit products that we’re asking our retailers to stock. Therefore, we may experience difficulty in negotiating with our retailers to ensure that they will carry all of our SKUs and to ensure that they will carry an adequate supply of all of the different versions of our products in their stores. If retail distribution proves an ineffective channel for certain of our new offerings (and our QuickBooks flavors in particular), it could adversely impact our growth, revenue and profitability.

Acquisition-related costs can cause significant fluctuation in our net income. Our recent acquisitions have resulted in significant expenses, including amortization of purchased software (which is reflected in cost of revenue), as well as charges for in-process research and development, and amortization and impairment of goodwill, purchased intangible assets and deferred compensation (which are reflected in operating expenses). Total acquisition-related costs in the categories identified above were $263.0 million in fiscal 2001, $196.0 million in fiscal 2002 and $56.6 million in fiscal 2003. Fiscal 2003 acquisition-related costs have declined primarily because of a change in the accounting treatment of goodwill. However, we may incur less frequent, but larger, impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. As of July 31, 2003, we had an unamortized goodwill balance of approximately $591.1 million, which could be subject to impairment charges in the future. Additional acquisitions, and any impairment of the value of purchased assets, could have a significant negative impact on our future operating results.

If we are required to account for options under our employee stock plans as a compensation expense, it would significantly reduce our net income and earnings per share. Although we are not currently required to record any compensation expense in connection with option grants to employees that have an exercise price at or above fair market value, it is possible that future laws or regulations will require us to treat all employee stock options as a compensation expense. The increased compensation expense would significantly reduce our net income and earnings per share under generally accepted accounting principles.

If actual product returns exceed returns reserves our revenue would be lower. We ship more desktop software products to our distributors and retailers than we expect them to sell, in order to reduce the risk that distributors or retailers will run out of products. This is particularly true for our Consumer Tax products, which have a short selling season and for which returns occur primarily in our fourth fiscal quarter. Like most software companies, we have historically accepted significant product returns. We establish reserves against revenue for product returns in our financial statements, based on estimated future returns of products. We closely monitor levels of product sales and inventory in the retail channel in an effort to maintain reserves that are adequate to cover expected returns. In the past, returns have not generally exceeded these reserves. However, if we do experience actual returns that significantly exceed reserves, it would result in lower net revenue.

We rely on third-party vendors to handle all outsourced aspects of manufacturing and distribution for our primary retail and primary direct desktop software products. To manufacture and distribute our primary retail products at the time of product launches and to replenish products in the retail channel after the primary launch, we have a manufacturing relationship with Modus Media, and a distribution arrangement with Ingram Micro Logistics. To manufacture and distribute our primary direct products (QuickBooks, TurboTax and Quicken), we have a manufacturing and distribution relationship with Arvato Services Inc. While we believe that relying on only three outsourcers for product launches and replenishment improves the efficiency and reliability of these activities, relying on any vendor for a significant aspect of our business can have severe negative consequences if the vendor fails to perform at acceptable service levels for any reason, including but not limited to financial difficulties of the vendor.

Legal protection for our intellectual property is not always effective to prevent unauthorized use or copying. Current U.S. laws that prohibit copying give us only limited practical protection from software piracy and the laws of many other countries provide very little protection. Policing unauthorized use and copying of our products is difficult, expensive, and time consuming. In addition, efforts to protect our intellectual property may not be positively perceived by our customers. Although we continue to evaluate technology solutions to piracy, as well as increase our civil and criminal enforcement efforts, we expect piracy to be a persistent problem. Changes to federal or state laws and/or regulations could impact our ability to enforce our intellectual property rights. Also, the Internet may tend to increase, and provide new methods for, illegal copying of our desktop and Internet-based products and services. In addition, we face risks relating to licensing our intellectual property to third parties. For example, we licensed the use of the Quicken Loans and Quicken Mortgage trademarks to the purchaser of our Quicken Loans mortgage business. If the purchaser violates the terms of the trademark license, it could result in serious harm to Intuit’s reputation and serious and irreparable harm to the value of our Quicken-related brands.

We do not own all of the software, other technologies and content used in our products and services. We have the licenses from third parties that we believe are necessary for using technology and content that we do not own in our current products and services. From time to time we may be required to renegotiate with these third parties — or negotiate with new third parties — to include their technology or content in our existing products, in new versions of our current products or in new products. We may not be able to negotiate or renegotiate licenses on reasonable terms, or at all. If we’re unable to obtain the rights necessary to use third-party technology or content in our products and services, we may not be able to sell the affected products, which would in turn have a negative impact on our revenue and operating results.

We may unintentionally infringe on the intellectual property rights of others, which could expose us to substantial damages or restrict our business operations. As the number of our products and services increases and their features and content continue to expand, and as we acquire technology through acquisitions or licenses, we may increasingly become subject to infringement claims by third parties. From time to time, we have received communications from third parties in which the claimant alleges that a product or service we offer infringes the claimant’s intellectual property rights. Occasionally these communications result in lawsuits. In many of these cases, it is difficult to assess the extent to which the intellectual property right that the claimant asserts is valid or the extent to which we have any material exposure. Past claims have not resulted in any significant litigation, settlement or licensing expenses, but future claims could present an exposure of uncertain magnitude. Existing or future infringement claims or lawsuits against us, whether valid or not, may be time consuming and expensive to defend. Intellectual property litigation or claims could force us to do one or more of the following: cease selling, incorporating or using products or services that incorporate the challenged intellectual property; obtain a license from the holder of the infringed intellectual property, which may not be available on commercially favorable terms or at all; or redesign our software products or services, possibly in a manner that reduces their commercial appeal. Any of these actions may cause material harm to our business and financial results.

Specific Factors Affecting Our QuickBooks, Small Business Products and Services and Vertical Business Management Solutions Segments

In our QuickBooks and our Small Business Products and Services businesses, we face a wide range of competitive risks that could impact our financial results. Our QuickBooks business faces current competition from competitors’ desktop and Web-based software offerings. Many competitors and potential competitors have begun providing, or have expressed significant interest in providing, accounting and business management products and services to small businesses. As we expand the depth and breadth of our small business offerings, we face additional competition from others who are already offering industry-specific small business solutions and business management tools and services for larger small businesses. Microsoft has several small business offerings that compete with our small business offerings, including Microsoft Business Solutions Small Business Manager, Microsoft Busines Solutions CRM and Business Contact Manager for Microsoft Office Outlook® 2003. We expect that Microsoft small business offerings will continue to compete with our small business offerings, perhaps even more directly in the future. In addition, we face direct competition in our Intuit Payroll Services Complete Payroll business from traditional payroll services offered by a number of companies, including ADP and Paychex. Our financial supplies business faces ongoing pricing pressures from many of our competitors. As we implement our Right for My Business strategy we face increased competitive threats from larger companies in bigger markets than we have historically faced.

We face competitive pressures in our Vertical Business Management Solutions segment. All of our Vertical Business Management Solutions businesses operate in highly competitive and fragmented environments where no competitor has a significant share of the market segment. We may experience pricing pressure in these market segments because we compete with many small companies, who have fewer resources than larger companies and are therefore more likely to focus on near-term sales. In each of these market segments, the possibility exists that through either consolidation within the market segment or the entry into the market segment of new companies a significant competitor will emerge.

It is too soon to provide assurance that we will be able to generate substantial and sustained revenue growth from new products and services in the QuickBooks, Small Business Products and Services and Vertical Business Management Solutions segments. To meet our growth goals, we must generate revenue from a wider range of market and customer segments, as well as from new products and services. There are a number of risks associated with our growth strategy, including:

•	We may have difficulty identifying potential targets for acquisition.

•	Our strategy depends on our successfully completing acquisitions and integrating acquired companies, which presents a number of challenges as described above under “Company-Wide Risk Factors.”

•	Our Right for My Business strategy is resulting in a dramatic increase in the number and complexity of the products and services that we offer. This places greater demands on our research and development, and marketing and sales resources, as we must develop, market and sell both the new products and services and periodic enhancements to an expanding portfolio of products and services. This will also require us to continually develop, expand and modify our internal business operations systems and procedures to gain better integration so we can support our new businesses, including our customer service and technical support contact centers, and our customer management, order management, billing and other systems.

•	Many of the new products and services we offer, and will be offering, are much more complex than our traditional core desktop software products and are priced accordingly. They will therefore require a more consultative sales process and a higher level of post-sales support, both of which could result in higher selling and marketing expenses. If we are not able to effectively adapt our marketing, sales, distribution and customer support functions to accommodate these changes, we will not succeed in generating significant or sustained revenue or net income from these new businesses.

Our acquisition strategy entails a number of challenges that could limit our successful implementation of the strategy. A key component of our Right for My Business strategy is to continue to expand our product and service offerings, and we expect to derive a significant portion of this expansion from acquisitions. We could face the following risks relating to our strategy and future acquisitions, in addition to the integration challenges noted above:

•	Competition for acquisition opportunities could inhibit our ability to complete suitable acquisitions, and could also increase the price we would have to pay to complete acquisitions.

•	If we are unable to complete acquisitions successfully, we may not be able to develop and market products for new industries or applications with which we may not be familiar.

•	Despite our due diligence reviews, acquired businesses may bring with them unanticipated liabilities, business or legal risks or operating costs that could harm our results of operations or business, reduce or eliminate any benefits of the acquisition or require unanticipated expenses.

•	Future acquisitions may require us to issue shares of our stock and stock options to owners of the acquired businesses, which would result in dilution to the equity interests of our stockholders.

•	If we fail to retain the services of key employees of acquired companies for significant time periods after we acquire their companies, we may experience difficulty in managing the acquired company’s business and not realize the anticipated benefits of the acquisition.

Revenue growth for our Vertical Business Management Solutions segment may be hindered by a variety of factors, which could have a negative impact on overall company revenue growth. Revenue growth for our Vertical Business Management Solutions business is subject to numerous risks. Among these are the negative impact of the current economic environment on customer purchases of the relatively high-priced software solutions offered by these businesses, strong pricing pressure in these markets because we compete with many small companies, who have fewer resources than larger companies and are therefore more likely to focus on near-term sales, our ability to successfully acquire other companies and the potential disruption to the businesses of the acquired companies during the acquisition integration process. In addition, revenue growth in any particular period may be difficult to predict because of the complex revenue streams generated by these businesses, and the corresponding complexity in the accounting policies that apply to them.

Our financial supplies business relies on a single-source vendor. We have an exclusive contract with John H. Harland Company to print and fulfill supplies orders for all of our checks and most other products for our financial supplies business. Harland fulfilled orders for about 75% to 85% of our supplies revenue in fiscal 2001 and 2002, and almost 95% of our supplies revenue in fiscal 2003. We believe that relying on one vendor improves customer service and maximizes operational efficiencies for our supplies business. However, if there are significant problems with Harland’s performance, it could have a material negative impact on sales of supplies and on Intuit’s financial results as a whole.

Our payroll businesses face a number of risks that could have a negative impact on revenue and profitability. For our payroll businesses, we must process customer data accurately, reliably and timely in order to attract and retain customers and avoid the costs associated with errors. We must also accurately and timely develop new and upgraded payroll products to enable our customers to meet the various regulatory deadlines associated with employer-related payroll activities. If we failed to timely deliver any of our payroll products, it could cause our current and prospective customers to choose a competitor’s product for that year’s payroll and not to purchase Intuit products in the future. In order to generate sustained growth for our Intuit Payroll Services Complete Payroll, we will be required to successfully develop and manage a more extensive and proactive direct field sales operation, which is a different distribution method than those we have historically utilized. As our payroll businesses involve the processing of large amounts of payroll funds and the remittance of large amounts of income taxes, there is a potential for errors in processing the payments or misappropriation of payroll funds by either our customers’

employees or our own employees. Any such error or misappropriation could subject Intuit to liabilities that could be substantial. In addition, we are authorized by our customers to transfer money from their bank accounts to fund amounts owed to their employees and taxing authorities. It is possible that we could be held liable for such amounts in the event the client has insufficient funds to cover them. Moreover, our payroll businesses, other than our Do-It-Yourself product, include as part of their revenue interest on customer deposits not yet remitted to taxing authorities or to customers’ employees. If interest rates decline, or there take effect regulatory changes either decreasing the amount of taxes withheld or allowing less time to remit taxes to taxing authorities, it would result in less interest revenue for those businesses. If any of the above eventualities came to pass, it could have a negative impact on the revenue, profitability and future growth of our payroll businesses.

Specific Factors Affecting Our Consumer Tax and Professional Accounting Solutions Segments

We face intense competitive pressures from both the private and public sectors in our Consumer Tax and Professional Accounting Solutions businesses that could have a negative impact on revenue, profitability and market position. There are formidable current and potential competitors in the private sector for both our consumer and professional tax products, and we expect competition to remain intense in the future. Our major domestic competitor for both desktop and Web-based consumer tax software continues to be H&R Block, the makers of TaxCut software, and our largest professional tax competitors are CCH Incorporated, with its ProSystem fx product line; Kleinrock Publishing, with its ATX product line; and the Thomson Corporation, with its Creative Solutions and GoSystem offerings. These competitive pressures can have a negative impact on our revenue, profitability and market position.

In addition, we face current and potential competition from a number of publicly funded government entities that are offering individual taxpayers electronic tax preparation and/or filing services, at no cost to individual taxpayers. If governmental agencies are able to develop consumer tax preparation and filing services and to gain consumer acceptance of those services, it could have a negative impact on our financial results in future years. The federal government signed a three-year Free File Alliance agreement in October 2002 under which a number of private sector companies, rather than the federal government, are providing Web-based federal tax preparation and filing services at no cost through voluntary public services initiatives such as our Intuit Tax Freedom Project. However, future administrative, regulatory or legislative activity in this area could have a strong adverse impact the financial performance of our Consumer Tax and Professional Accounting Solutions businesses.

The product activation technology that we introduced into certain TurboTax desktop products last year could have an adverse impact on this year’s results for our Consumer Tax business. During tax year 2002, federal versions of TurboTax desktop products for Windows included product activation technology that helped to prevent unlicensed users from using pass-along and/or counterfeit copies of TurboTax to print or electronically file a tax return. The introduction of product activation generated negative commentary in the media and in online forums and also resulted in a modest increase in the volume of customers contacting our customer service and technical support centers. While we have publicly announced that we will not include product activation in retail versions of TurboTax for Windows for the upcoming tax season, there is uncertainty about whether the negative publicity and customer reactions to, and experiences with, this technology last year will impact our Consumer Tax business this year. Any significant negative repercussions relating to product activation could adversely impact our fiscal 2004 results for our Consumer Tax business, in particular, and our financial performance as a whole.

Significant problems or delays in developing our Consumer Tax and Professional Tax products would result in lost revenue and customers. Developing tax preparation software presents a unique challenge because of the demanding annual development cycle required to incorporate unpredictable tax law and tax form changes each year and because our customers expect high levels of accuracy and a timely launch of these products. Our tax preparation software business, which represents a substantial portion of our annual revenue, is highly seasonal since the customers in that market generally prepare and file their taxes by April 15. A significantly late product launch could result in lost revenue and lost customers. It could cause our current and prospective customers to choose a competitor’s product for that year’s tax season or to choose not to purchase tax preparation software at all. These risks could result in lost revenue in the current tax year and would make it more difficult for us to sell our products to customers in future tax seasons. Moreover, the rigid development timetable increases the risk of errors in our products and the risk of launch delays. Any major defects could lead to negative publicity, customer dissatisfaction and incremental operating expenses, including expenses resulting from our commitment to reimburse penalties and interest paid by consumer customers due solely to calculation errors in our products.

If we fail to maintain reliable and responsive service levels for our electronic tax offerings, we could lose revenue and customers. Our Web-based tax preparation and electronic filing services must effectively handle extremely heavy customer demand during the peak tax season and the exact level of demand for these offerings is difficult to predict. We face significant risks and challenges in maintaining these services and maintaining adequate service levels, particularly during peak volume service times. For example, we experienced a relatively brief unscheduled interruption in our electronic filing service on April 15, 2003 during which certain users of our professional tax products were unable to receive confirmation from us that their electronic filing had been accepted. We also experienced relatively brief unscheduled interruptions in our electronic filing.and/or tax preparation services during tax years 1999 and 2000, and we reached maximum capacity for a short period on April 15, 2002. We also face risks related to the performance of our redundancy and data recoverability systems in these businesses. If our redundancy and data recoverability systems are inadequate, then we could lose the ability to provide these services — or provided these services at inadequate levels — to our customers. If we experience any prolonged difficulties with our Web-based tax preparation or electronic filing service at any time during the tax season, we could lose current and future customers, receive negative publicity and incur increased operating costs, any of which could have a significant negative impact on the financial and market success of these businesses and have a negative impact on our near-term and long-term financial results.

Increased state filing mandates could significantly increase our costs. We are required to comply with a variety of state revenue agency standards in order to successfully operate our tax preparation and electronic filing services. Changes in state-imposed requirements by one or more of the states, including the required use of specific technologies or technology standards, could significantly increase the costs of providing those services to our customers.

If we are unable to significantly increase accountant-facilitated sales, it could have a negative impact on revenue growth. We are currently focused on developing relationships with accounting professionals in order to expand our opportunities to sell small business products and services to their clients under our “Right for My Firm, Right for My Clients” strategy. We view this strategy as an important driver for our Professional Accounting Solutions segment, as well as our QuickBooks and Small Business Products and Services businesses. However, since this is a new model for us, we face several risks associated with it, including the risk that we will not be able to effectively execute this strategy and the risk that we will not derive the anticipated benefits (including financial benefits) from this strategy. We face intense competition in this effort, as there are an increasing number of alliances between accountants and other professional tax preparers and providers of small business software and services that aim to capitalize on accountant-facilitated sales of small business products and services to their clients.

Specific Factors Affecting Our Other Businesses Segment

Our Other Businesses products face competition that could have a negative impact on revenue, profitability and market position. Our Quicken products compete — domestically and internationally — directly with Microsoft Money, which is aggressively promoted and priced. We expect competitive pressures for Quicken to continue, both from Microsoft Money and from Web-based personal finance tracking and management tools that are becoming increasingly available at no cost to consumers. Competitive pressures can result in reduced revenue and lower profitability for our Quicken product line. In Canada, we face competition from a number of companies in the small business, consumer tax and professional tax businesses.

The long-term viability of our personal finance business will depend on our ability to provide new products and services that attract customers. The demand for personal finance desktop software products — such as our Quicken offering — has been weakening over recent years due to the increasing availability of free Web-based personal finance tracking and management tools through financial institutions and others. In addition, the demand for Internet advertising on Web sites like Quicken.com has declined precipitously. We must identify and capitalize on additional sources of revenue for our personal finance business to continue to grow that business and we face the risk that any approach that we take to increase revenue for this business may not succeed.

ITEM 7A
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Short-Term Investment Portfolio

We do not hold derivative financial instruments in our short-term investment portfolio. Our short-term investments consist of instruments that meet quality standards consistent with our investment policy. This policy specifies that, except for direct obligations of the United States government and money market or cash management funds, we diversify our holdings and limit our short-term investments with any individual issuer to a maximum of $5.0 million in each of our three managed portfolios. The following table of our short-term investments portfolio is classified by the original maturity date listed on the security and reflects instruments with both taxable and tax-exempt interest rates.

Principal Amounts by Stated Maturity

(In thousands, except interest rates)	Years Ending July 31,

					2008		Fair Value
					and		July 31,
	2004	2005	2006	2007	Thereafter	Total	2003

Cash Equivalents	$147,536	—	—	—	—	$147,536	$147,536
Average Interest Rate	1.16%	—	—	—	—	1.16%
Short-term Investments	$241,110	$270,900	$3,088	$9,400	$512,260	$1,036,758	$1,036,758
Average Interest Rate	1.75%	1.33%	1.30%	0.88%	0.92%	1.22%
Total Portfolio	$388,646	$270,900	$3,088	$9,400	$512,260	$1,184,294	$1,184,294
Average Interest Rate	1.52%	1.33%	1.30%	0.88%	0.92%	1.21%

Interest Rate Risk

Our cash equivalents and short-term investment portfolio are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents and short-term investments and the value of those investments.

Over the past few years, we have experienced significant reductions in our interest income due to declines in interest rates. These declines have led to interest rates that are low by historical standards and we do not believe that further decreases in interest rates will have a material impact on the interest income earned on our cash equivalents and short-term investments held at July 31, 2003.

Impact of Foreign Currency Rate Changes

We translate foreign currencies (primarily Canadian dollars and British pounds) into U.S dollars for financial reporting purposes. Accordingly, currency fluctuations can have an impact on our financial results, though the historical impact has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant primarily because our global subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. There was a nominal currency exchange impact from our intercompany transactions for fiscal 2001 and 2002. Due to the effect of the weakening U.S. dollar on intercompany balances with our Canadian subsidiary, we recorded foreign currency exchange gains of $5.4 million in fiscal 2003. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of July 31, 2003, we did not engage in foreign currency hedging activities.

ITEM 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Report:

2.	INDEX TO FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements:

Schedule		Page

II	Valuation and Qualifying Accounts	94

All other schedules not listed above have been omitted because they are inapplicable or are not required.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Intuit Inc.

We have audited the accompanying consolidated balance sheets of Intuit Inc. as of July 31, 2002 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of Intuit’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intuit Inc. at July 31, 2002 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As disclosed in Note 1 and Note 4 of the consolidated financial statements, on August 1, 2002 Intuit Inc. changed its method of accounting for goodwill and other purchased intangible assets.

/s/ ERNST & YOUNG LLP

San Francisco, California
August 15, 2003

INTUIT INC.
CONSOLIDATED BALANCE SHEETS

	July 31,	July 31,
	2002	2003
(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$408,948	$170,043
Short-term investments	815,342	1,036,758
Marketable securities	16,791	865
Customer deposits	300,409	306,007
Accounts receivable, net of allowance for doubtful accounts of $5,696 and $5,409, respectively	51,999	88,156
Income taxes receivable	2,187	—
Deferred income taxes	67,799	34,824
Prepaid expenses and other current assets	49,581	32,217
Amounts due from discontinued operations entities	241,616	—

Total current assets	1,954,672	1,668,870
Property and equipment, net	179,122	188,253
Goodwill, net	428,948	591,091
Purchased intangibles, net	125,474	125,445
Long-term deferred income taxes	176,553	183,061
Loans to executive officers and other employees	21,270	19,690
Other assets	37,654	13,857
Net long-term assets of discontinued operations	4,312	—

Total assets	$2,928,005	$2,790,267

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71,069	$56,786
Accrued compensation and related liabilities	87,426	118,678
Payroll service obligations	300,381	306,007
Deferred revenue	147,120	178,840
Income taxes payable	—	76,725
Other current liabilities	66,090	59,129
Net current liabilities of discontinued operations	7,688	—

Total current liabilities	679,774	796,165
Long-term obligations	32,592	29,265
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value
Authorized — 1,345 shares total; 145 shares designated Series A; 250 shares designated Series B Junior Participating
Issued and outstanding — None	—	—
Common stock, $0.01 par value
Authorized — 750,000 shares
Issued and outstanding — 211,164 and 199,472 shares, respectively	2,112	1,995
Additional paid-in capital	1,844,595	1,919,559
Treasury shares, at cost	(126,107)	(672,326)
Deferred compensation	(12,628)	(25,850)
Accumulated other comprehensive income (loss)	(3,675)	(789)
Retained earnings	511,342	742,248

Total stockholders’ equity	2,215,639	1,964,837

Total liabilities and stockholders’ equity	$2,928,005	$2,790,267

See accompanying notes.

INTUIT INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal

	2001	2002	2003

(In thousands, except per share amounts)
Net revenue:
Product	$805,684	$977,528	$1,157,943
Service	216,544	273,575	423,548
Other	73,834	61,125	69,252

Total net revenue	1,096,062	1,312,228	1,650,743
Cost and expenses:
Cost of revenue:
Cost of product revenue	135,559	157,373	173,800
Cost of service revenue	108,349	107,634	149,538
Cost of other revenue	25,952	24,366	20,626
Amortization of purchased software	14,949	12,423	13,796
Customer service and technical support	137,171	164,875	178,949
Selling and marketing	217,769	263,721	324,389
Research and development	196,119	198,471	255,821
General and administrative	93,508	109,076	148,855
Charge for purchased research and development	238	2,151	8,859
Charge (credit) for vacant facilities	—	13,237	(1,069)
Acquisition-related charges (includes impairment charges of $78,686 in 2001 and $22,006 in 2002)	247,806	181,401	33,947
Loss on impairment of long-lived asset	—	27,000	—

Total costs and expenses	1,177,420	1,261,728	1,307,511

Income (loss) from continuing operations	(81,358)	50,500	343,232
Interest and other income	57,593	27,276	38,694
Gains (losses) on marketable securities and other investments, net	(98,053)	(15,535)	10,912
Gains (losses) on divestiture of businesses, net	(15,315)	8,308	—

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	(137,133)	70,549	392,838
Income tax (benefit) provision	(12,477)	16,934	129,636

Net income (loss) from continuing operations before cumulative effect of accounting change	(124,656)	53,615	263,202

Discontinued operations, net of income taxes (Note 9):
Net income from Quicken Loans discontinued operations	20,972	47,100	—
Gain on disposal of Quicken Loans discontinued operations	—	23,300	5,556
Net income from Intuit KK discontinued operations	6,577	16,145	3,267
Gain on disposal of Intuit KK discontinued operations	—	—	71,009

Net income from discontinued operations	27,549	86,545	79,832

Cumulative effect of accounting change, net of income taxes of $9,543	14,314	—	—

Net income (loss)	$(82,793)	$140,160	$343,034

Basic net income (loss) per share from continuing operations before cumulative effect of accounting change	$(0.60)	$0.25	$1.28
Basic net income per share from discontinued operations	0.13	0.41	0.39
Cumulative effect of accounting change per share	0.07	—	—

Basic net income (loss) per share	$(0.40)	$0.66	$1.67

Shares used in basic per share amounts	207,959	211,794	205,294

Diluted net income (loss) per share from continuing operations before cumulative effect of accounting change	$(0.60)	$0.24	$1.25
Diluted net income per share from discontinued operations	0.13	0.40	0.38
Cumulative effect of accounting change per share	0.07	—	—

Diluted net income (loss) per share	$(0.40)	$0.64	$1.63

Shares used in diluted per share amounts	207,959	217,897	210,955

See accompanying notes.

INTUIT INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Other
			Additional			Comprehensive		Total
	Common Stock		Paid In	Treasury	Deferred	Income	Retained	Stockholders'
	Shares	Amount	Capital	Stock	Compensation	(Loss)	Earnings	Equity
(Dollars in thousands)
Balance at July 31, 2000	204,299,955	$2,043	$1,519,650	$(134)	$(26,522)	$55,586	$520,666	$2,071,289
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(82,793)	(82,793)
Other comprehensive loss, net of tax	—	—	—	—	—	(27,406)	—	(27,406)

Comprehensive loss, net of tax								(110,199)
Issuance of common stock upon exercise of options and other	5,201,860	52	82,024	—	—	—	—	82,076
Issuance of common stock pursuant to Employee Stock Purchase Plan	469,873	5	14,719	—	—	—	—	14,724
Stock repurchase	(239,542)	(2)	—	(8,363)	—	—	—	(8,365)
Issuance of common stock pursuant to acquisitions	794,093	7	44,779	—	—	—	—	44,786
Tax benefit from employee stock option transactions	—	—	59,546	—	—	—	—	59,546
Deferred stock compensation	—	—	2,667	—	(2,667)	—	—	—
Amortization of deferred compensation	—	—	—	—	7,469	—	—	7,469

Balance at July 31, 2001	210,526,239	2,105	1,723,385	(8,497)	(21,720)	28,180	437,873	2,161,326
Components of comprehensive income:
Net income	—	—	—	—	—	—	140,160	140,160
Other comprehensive loss, net of tax	—	—	—	—	—	(31,855)	—	(31,855)

Comprehensive income, net of tax								108,305
Issuance of common stock upon exercise of options and other	5,961,223	60	(10,178)	193,010	—	—	(66,691)	116,201
Issuance of common stock pursuant to Employee Stock Purchase Plan	583,991	6	10,178	7,656	—	—	—	17,840
Stock repurchase	(7,361,839)	(74)	—	(318,276)	—	—	—	(318,350)
Issuance of common stock pursuant to acquisitions	1,454,027	15	67,964	—	—	—	—	67,979
Tax benefit from employee stock option transactions	—	—	53,246	—	—	—	—	53,246
Deferred stock compensation	—	—	—	—	(1,620)	—	—	(1,620)
Amortization of deferred compensation	—	—	—	—	10,712	—	—	10,712

Balance at July 31, 2002	211,163,641	2,112	1,844,595	(126,107)	(12,628)	(3,675)	511,342	2,215,639
Components of comprehensive income:
Net income	—	—	—	—	—	—	343,034	343,034
Other comprehensive income, net of tax	—	—	—	—	—	2,886	—	2,886

Comprehensive income, net of tax								345,920
Issuance of common stock upon exercise of options and other	5,564,618	56	—	244,378	—	—	(107,146)	137,288
Issuance of common stock pursuant to Employee Stock Purchase Plan	476,454	5	—	23,550	—	—	(4,982)	18,573
Stock repurchase	(17,940,053)	(180)	—	(813,463)	—	—	—	(813,643)
Repurchase of vested restricted stock	(17,532)	—	—	(684)	—	—	—	(684)
Issuance of common stock pursuant to acquisitions	224,589	2	9,993	—	—	—	—	9,995
Tax benefit from employee stock option transactions	—	—	47,780	—	—	—	—	47,780
Restricted stock award	—	—	18,082	—	(18,082)	—	—	—
Reduction of deferred stock compensation due to stock option cancellations	—	—	(891)	—	891	—	—	—
Amortization of deferred compensation	—	—	—	—	3,969	—	—	3,969

Balance at July 31, 2003	199,471,717	$1,995	$1,919,559	$(672,326)	$(25,850)	$(789)	$742,248	$1,964,837

See accompanying notes.

INTUIT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal

	2001	2002	2003
(In thousands)
Cash flows from operating activities:
Net income (loss) from continuing operations	$(124,656)	$53,615	$263,202
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Acquisition-related charges	247,806	181,401	33,947
Amortization of purchased software	14,949	12,423	13,796
Amortization of other purchased intangible assets	—	—	2,677
Charge for purchased research and development	238	2,151	8,859
Amortization of deferred compensation not related to acquisitions	2,531	2,534	2,714
Depreciation	54,324	58,841	73,776
Loss on disposal of property and equipment	—	3,227	2,348
Charge (credit) for vacant facilities	—	13,237	(1,069)
Loss on impairment of long-lived asset	—	27,000	—
Net (gains) losses from marketable securities and other investments	98,053	15,535	(10,912)
Net (gains) losses on divestiture of businesses	15,315	(8,308)	—
Deferred income taxes	(72,952)	(21,575)	22,541
Tax benefit from employee stock options	59,546	53,246	47,780

Subtotal	295,154	393,327	459,659

Changes in operating assets and liabilities:
Customer deposits	(27,460)	(50,938)	(5,598)
Accounts receivable	38,409	(11,520)	(31,672)
Income taxes receivable	—	(2,187)	2,187
Prepaid expenses and other current assets	(13,324)	(11,144)	23,446
Accounts payable	(20,252)	8,522	(14,968)
Accrued compensation and related liabilities	16,203	21,578	31,019
Payroll service obligations	28,069	51,087	5,626
Deferred revenue	29,591	12,488	24,429
Income taxes payable	(55,620)	(65,726)	82,590
Other current liabilities	(60,034)	(1,187)	(7,282)

Total changes in operating assets and liabilities	(64,418)	(49,027)	109,777

Net cash provided by operating activities	230,736	344,300	569,436

Cash flows from investing activities:
Change in other assets	7,764	(9,582)	(122)
Purchases of property and equipment	(48,410)	(42,096)	(50,399)
Capitalization of internal use software	(23,441)	(21,323)	(34,345)
Proceeds from the sale of marketable securities	29,635	23,435	37,546
Purchases of short-term investments	(3,169,430)	(2,849,548)	(2,302,536)
Liquidation and maturity of short-term investments	3,104,983	3,152,256	2,078,044
Acquisitions of businesses, net of cash acquired	(198,062)	(284,065)	(214,807)
Purchases of long-term investments, net	(3,079)	—	—

Net cash used in investing activities	(300,040)	(30,923)	(486,619)

Cash flows from financing activities:
Change in long-term obligations	(850)	(11,333)	(3,297)
Net proceeds from issuance of common stock	96,797	133,565	155,861
Purchase of treasury stock	(8,363)	(318,350)	(814,327)

Net cash provided by (used in) financing activities	87,584	(196,118)	(661,763)

Net cash provided by (used in) discontinued operations	(303,087)	225,210	341,372
Effect of foreign currency translation	2,538	(431)	(1,331)

Net increase (decrease) in cash and cash equivalents	(282,269)	342,038	(238,905)
Cash and cash equivalents at beginning of period	349,179	66,910	408,948

Cash and cash equivalents at end of period	$66,910	$408,948	$170,043

Supplemental disclosure of cash flow information:
Interest paid	$3,149	$1,768	$890

Income taxes paid (refunded)	$39,131	$101,645	$(21,684)

See accompanying notes.

INTUIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the financial statements of Intuit and its wholly owned subsidiaries. We have eliminated all intercompany balances and transactions in consolidation. We have reclassified certain amounts previously reported in our financial statements to conform to the current presentation. As discussed in Note 9, the Quicken Loans mortgage business, which we sold on July 31, 2002, has been accounted for as discontinued operations in accordance with Accounting Principles Board (“APB”) Opinion No. 30. Also as discussed in Note 9, our Japanese subsidiary, Intuit KK, became a long-lived asset held for sale and a discontinued operation during the second quarter of fiscal 2003 in accordance with Statement of Financial Accounting Standards (“SFAS”) 144. The sale of Intuit KK closed on February 7, 2003. Accordingly, we have reclassified our consolidated financial statements for all periods presented to reflect Quicken Loans and Intuit KK as discontinued operations. Unless noted otherwise, discussions in these notes pertain to our continuing operations.

Use of Estimates

We make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the disclosures made in the accompanying notes. For example, we use estimates in determining the fair value of undelivered elements in multiple element arrangements, in determining reserves for product returns and rebates, and in determining the collectibility of accounts receivable and the value of deferred tax assets. We use estimates to determine the remaining economic lives and carrying values of purchased intangible assets, property and equipment and other long-lived assets. We also use assumptions when employing the Black-Scholes valuation model to estimate the fair value of stock options granted for pro forma disclosures. See Note 1, “Stock-Based Incentive Program.” Despite our intention to establish accurate estimates and assumptions, actual results may differ from our estimates.

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

In some situations, we receive advance payments from our customers. We defer revenue associated with these advance payments until we ship the products or perform the services. Deferred revenue consisted of the following at the dates indicated:

	July 31,

	2002	2003

(In thousands)
Customer support	$22,256	$24,643
Payroll-related	42,985	68,117
Other deferred revenue and advance payments	81,879	86,080

	$147,120	$178,840

In accordance with the Financial Accounting Standard Board’s (“FASB’s”) Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” we generally account for cash consideration (such as sales incentives) that we give to our customers or resellers as a reduction of revenue rather than as an operating expense.

Product Revenue

We typically recognize revenue from the sale of our packaged software products and supplies when we ship the product. We sell some of our QuickBooks and Consumer Tax products on consignment to a limited number of resellers. We recognize revenue for these consignment transactions only when the end-user sale has occurred.

We reduce product revenue from distributors and retailers for estimated returns that are based on historical returns experience and other factors such as the volume and price mix of products in the retail channel, trends in retailer inventory and economic trends that might impact customer demand for our products. We also reduce product revenue for the estimated redemption of rebates on certain current product sales. Our estimated reserves for distributor and retailer sales incentive rebates are based on distributors’ and retailers’ actual performance against the terms and conditions of rebate programs, which we typically establish annually. End user rebate reserves are estimated based on the terms and conditions of the specific promotional rebate program, actual sales during the promotion, the amount of redemptions received and historical redemption trends by product and by type of promotional program.

Service Revenue

We recognize revenue from outsourced payroll processing and payroll tax filing services as the services are performed, provided we have no other remaining obligations to these customers. We generally require customers to remit payroll and payroll tax funds to us in advance of the applicable payroll due date via electronic funds transfer. We include in total net revenue the interest earned on invested balances resulting from timing differences between when we collect these funds from customers and when we remit the funds to outside parties.

We offer several technical support plans and recognize support revenue over the life of the plans. Service revenue also includes revenue from consulting, training and Web services such as TurboTax for the Web and electronic tax filing services. We generally recognize revenue as these services are performed, provided that we have no other remaining obligations to these customers and that the services performed are not essential to the functionality of delivered products and services.

Other Revenue

Other revenue consists primarily of revenue sharing arrangements with third-party service providers and from online advertising agreements. We recognize transaction fees from revenue sharing arrangements as end-user sales are reported to us by these partners. We typically recognize revenue from online advertising agreements as the advertisements are served or pro rata based on the contractual time period, whichever is less.

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

In situations where VSOE exists for all elements (delivered and undelivered), we allocate the total revenue to be earned under the arrangement among the various elements, based on their relative fair value. For transactions where VSOE exists only for the undelivered elements, we defer the full fair value of the undelivered elements and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. If VSOE does not exist for undelivered items that are services, then we recognize the entire arrangement fee ratably over the remaining service period. If VSOE does not exist for undelivered elements that are specified products or features, we defer revenue until the earlier of the delivery of all elements or the point at which we determine VSOE for these undelivered elements.

We recognize revenue related to the delivered products or services only if: (1) the above revenue recognition criteria are met; (2) any undelivered products or services are not essential to the functionality of the delivered products and services; (3) payment for the delivered products or services is not contingent upon delivery of the remaining products or services; and (4) we have an enforceable claim to receive the amount due in the event that we do not deliver the undelivered products or services.

For arrangements where undelivered services are essential to the functionality of delivered software, we recognize both the product license revenues and service revenues under the percentage of completion contract method in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” We follow the percentage of completion method when reasonably dependable estimates of progress toward completion of a contract can be made. We estimate the percentage of completion on contracts using hours incurred to date as a percentage of the total estimated hours to complete the project. If we do not have a sufficient basis on which to measure progress toward completion, we recognize revenue using the completed contract method, when we receive final acceptance from the customer. To date, license and service revenues recognized pursuant to SOP 81-1 have not been significant.

Shipping and Handling Costs

We record the amounts we charge our customers for the shipping and handling of our software products as product revenue and we record the related costs as cost of product revenue on our statement of operations. Product revenue from shipping and handling totaled $22.3 million in fiscal 2002, $25.8 million in fiscal 2002 and $29.5 million in fiscal 2003.

Customer Service and Technical Support

Customer service and technical support costs include the costs associated with performing order processing, answering customer inquiries by telephone and through Web sites, e-mail and other electronic means, and providing free technical support assistance to customers. In connection with the sale of certain products, we provide a limited amount of free technical support assistance to customers. We do not defer the recognition of any revenue associated with sales of these products, since the cost of providing this free technical support is insignificant. The technical support is provided within one year after the associated revenue is recognized and free product enhancements are minimal and infrequent. We accrue the estimated cost of providing this free support upon product shipment.

Software Development Costs

SFAS 86, “Accounting for Costs of Computer Software to be Sold, Leased, or otherwise Marketed,” requires companies to expense software development costs as they incur them until technological feasibility has been established, at which time those costs are capitalized until the product is available for general release to customers. To date, our software has been available for general release concurrent with the establishment of technological feasibility and, accordingly, we have not capitalized any development costs. SFAS 2, “Accounting for Research and Development Costs,” establishes accounting and reporting standards for research and development. In accordance with SFAS 2, costs we incur to enhance our existing products or after the general release of the service using the product are expensed in the period they are incurred and included in research and development costs on our statement of operations.

We capitalize costs related to the development of computer software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Software obtained for internal use has generally been enterprise level business and finance software that we customize to meet our specific operational needs. Costs incurred in the application development phase are capitalized and amortized over their useful lives, generally three years. We have not sold, leased or licensed software developed for internal use to our customers and we have no intention of doing so in the future.

Advertising

We expense advertising costs as we incur them. Advertising expense for fiscal 2001, 2002 and 2003 was approximately $31.6 million, $28.9 million and $31.6 million.

Per Share Computations

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

For fiscal 2001, we excluded options to purchase 14.6 million shares of common stock from our diluted net loss per share computation because we experienced a net loss for the year. Our diluted net income per share computations for fiscal 2002 and 2003 included 6.1 million and 4.7 million common equivalent shares but did not include the effect of options to purchase 8.3 million and 8.8 million shares of common stock because the option exercise prices were greater than the average market price of our common stock.

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

Restricted Cash

Restricted cash consists of cash and cash equivalents relating to product rebates due our customers, obligations to our employees under deferred compensation plans and amounts held in escrow for third parties in connection with acquisitions. Rebates due our customers are in cash on our balance sheet. Amounts due our employees under deferred compensation plans and amounts held in escrow are in other long-term assets on our balance sheet since we do not expect to pay these amounts out within one year. Restricted cash consisted of the following at the dates indicated:

	July 31,

	2002	2003
(In thousands)
Product rebates due customers	$7,594	$4,045
Amounts due employees under deferred compensation plans	343	5,673
Escrow funds held in connection with acquisitions	5,800	2,499

	$13,737	$12,217

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and are not interest bearing. We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables. We review our accounts receivable by aging category to identify specific customers with known disputes or collectibility issues. In determining the amount of the reserve, we make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. We also consider our historical level of credit losses and current economic trends that might impact the level of future credit losses.

Marketable Securities and Other Long-term Investments

We classify our marketable securities as available-for-sale, carry them at fair value and include unrealized gains and losses on them, net of tax, in stockholders’ equity. We use the specific identification method to account for gains and losses on marketable equity securities. We include realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities in gains (losses) on marketable securities and other investments, net on our statement of operations. Our other long-term investments consist primarily of equity investments in privately held companies and are stated at cost, adjusted for declines in fair value that are considered other-than-temporary.

Investments in which we intend to maintain more than a temporary 20% to 50% interest, or over which we otherwise have the ability to exercise significant influence, are accounted for under the equity method. Investments in which we have less than a 20% interest and over which we do not have the ability to exercise significant influence are carried at the lower of cost or estimated realizable value. We monitor both equity and cost basis investments for other than temporary declines in value and make reductions in carrying values when appropriate.

Derivative Instruments and Change in Accounting Principle

In May 1999, we completed a $50.0 million investment (970,813 shares) in Security First Technologies, now known as S1 Corporation. In connection with this agreement, we received options to purchase 4.8 million additional shares of S1 common stock at a per share purchase price of $51.50. These options contained a net-exercise feature. We adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” in fiscal 2001. Accordingly, we recognize all derivatives as either assets or liabilities on our balance sheet and measure those instruments at fair value. In August 2000, we recorded the cumulative effect of the change in accounting for derivatives on our 4.8 million S1 options held in long-term investments. This resulted in a one-time gain of $14.3 million, net of income taxes totaling $9.5 million, and reduced the basic and diluted net loss per share for fiscal 2001 by $0.07 per share. Subsequent fluctuations in the fair value of these options were included in our net income (loss) until we sold them. For fiscal 2001, these fluctuations resulted in a loss of $9.7 million net of income taxes, which increased the basic and diluted net loss per share for the period by $0.05 per share. During the first quarter of fiscal 2002, we sold these options and recorded a realized loss of $1.9 million.

Customer Deposits and Payroll Service Obligations

Customer deposits represent cash held on behalf of our payroll customers. Payroll service obligations consist primarily of payroll taxes we owe on behalf of our payroll customers.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation. We calculate depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to 30 years. We amortize leasehold improvements using the straight-line method over the lesser of their estimated useful lives or remaining lease terms.

Goodwill, Purchased Intangible Assets and Other Long-lived Assets

We record goodwill when the purchase price of net tangible and intangible assets we acquire exceeds their fair value. In previous fiscal years, including fiscal 2002, we generally amortized goodwill on a straight-line basis over periods ranging from three to five years. However, in accordance with SFAS 142, “Goodwill and Other Intangible Assets,” we did not amortize goodwill for acquisitions completed after June 30, 2001, and effective August 1, 2002 we no longer amortized goodwill for acquisitions completed before July 1, 2001. We amortize the cost of identified intangible assets on a straight-line basis over periods ranging from one to 10 years.

We regularly perform reviews to determine if the carrying values of our long-lived assets are impaired. In accordance with SFAS 142, we review goodwill and other intangible assets that have indefinite useful lives for impairment at least annually, or more frequently if an event occurs indicating the potential for impairment. In accordance with SFAS 144, we review intangible assets that have definite useful lives and other long-lived assets when an event occurs indicating the potential for impairment. In our reviews, we look for facts or circumstances, either internal or external, indicating that we may not recover the carrying value of the asset. We measure impairment losses related to long-lived assets based on the amount by which the carrying amounts of these assets exceed their fair values. Our measurement of fair value is generally based on an analysis of the present value of estimated future discounted cash flows. Our analysis is based on available information and reasonable and supportable assumptions and projections. The discounted cash flow analysis considers the likelihood of possible outcomes and is based on our best estimate of projected future cash flows. If necessary, we perform subsequent calculations to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets.

Concentration of Credit Risk and Significant Customers and Suppliers

We operate in markets that are highly competitive and rapidly changing. Significant technological changes, changes in customer requirements, the emergence of competitive products or services with new capabilities and other factors could negatively impact our operating results.

We are also subject to risks related to changes in the values of our significant balance of short-term investments. Our portfolio of short-term investments consists primarily of investment-grade securities. Except for direct obligations of the United States government and money market or cash management funds, we diversify our short-

term investments by limiting our holdings with any individual issuer to a maximum of $5.0 million in each of our three managed portfolios.

We sell a significant portion of our products through third-party retailers and distributors. As a result, we face risks related to the collectibility of our accounts receivable. To appropriately manage this risk, we perform ongoing evaluations of customer credit and limit the amount of credit extended as we deem appropriate but generally do not require collateral. We maintain reserves for estimated credit losses and these losses have historically been within our expectations. However, since we cannot necessarily predict future changes in the financial stability of our customers, we cannot guarantee that our reserves will continue to be adequate.

Due to changes in our distribution arrangements during fiscal 2002, we are selling an increasing proportion of our software products directly to a variety of retailers rather than through a few major distributors. No distributor or individual retailer accounted for 10% or more of total net revenue in fiscal 2001, 2002 or 2003, nor did any customer account for 10% or more of accounts receivable at July 31, 2002 or July 31, 2003. Amounts due from Rock Acquisition Corporation under certain licensing and distribution agreements comprised 10.8% of accounts receivable at July 31, 2003. See Note 9.

We rely on three third-party vendors to perform substantially all outsourced aspects of manufacturing and distribution for our primary desktop software products. We also have a key single-source vendor for our financial supplies business that prints and fulfills orders for all of our checks and most other products for our financial supplies business. While we believe that relying heavily on key vendors improves the efficiency and reliability of our business operations, relying on any one vendor for a significant aspect of our business can have a significant negative impact on our revenue and profitability if that vendor fails to perform at acceptable service levels for any reason, including financial difficulties of the vendor.

Foreign Currency

The functional currency of all our foreign subsidiaries is the local currency. Assets and liabilities of our foreign subsidiaries are translated at the exchange rate on the balance sheet date. Revenue, costs and expenses are translated at average rates of exchange in effect during the year. We report translation gains and losses as a separate component of stockholders’ equity. We include net gains and losses resulting from foreign exchange transactions on our statement of operations. We recorded net gains from foreign exchange transactions of $0.1 million in fiscal 2001, $1.0 million in fiscal 2002 and $5.4 million in fiscal 2003.

Stock-Based Incentive Programs

We provide equity incentives to our employees (including those we hire as a result of acquisitions) and to our Board members. We apply the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based incentives. Accordingly, we are not required to record compensation expense when stock options are granted to eligible participants as long as the exercise price is not less than the fair market value of the stock when the option is granted. We are also not required to record compensation expense in connection with our Employee Stock Purchase Plan as long as the purchase price of the stock is not less than 85% of the lower of the fair market value of the stock at the beginning of each offering period or at the end of each purchase period.

In October 1995 the FASB issued SFAS 123, “Accounting for Stock-Based Compensation,” and in December 2002 the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Although these pronouncements allow us to continue to follow the APB 25 guidelines and not record compensation expense for most employee stock-based awards, we are required to disclose our pro forma net income or loss and net income or loss per share as if we had adopted SFAS 123 and SFAS 148. The pro forma impact of applying SFAS 123 and SFAS 148 in fiscal 2001, 2002 and 2003 does not necessarily represent the pro forma impact in future years.

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

Inputs used for the valuation model for fiscal years 2001, 2002 and 2003 are set forth in the table below. We base the volatility factor on the historical volatility of our stock over the most recent five-year period, which is approximately equal to the maximum expected life of our options.

	Options			Employee Stock Purchase Plan

	Fiscal			Fiscal

	2001	2002	2003	2001	2002	2003

Expected life from vest (years)	1.73 - 4.73	1.89 - 4.89	1.91 - 4.94	0.50	1.00	1.00
Expected volatility factor	0.76	0.74	0.77 - 0.78	0.76	0.74	0.78
Risk-free interest rate (%)	3.51 - 6.03	1.23 - 5.47	1.03 - 4.95	3.47 - 5.84	1.80 - 2.70	0.72 - 1.23
Expected dividend yield (%)	—	—	—	—	—	—

The following table illustrates the effect on our net income or loss and net income or loss per share if we had applied the fair value recognition provisions of SFAS 123 and SFAS 148 to stock-based incentives using the Black Scholes valuation model. For purposes of this reconciliation, we add back to previously reported net income or loss all stock-based incentive expense we have recorded that relates to acquisitions. We then deduct the pro forma stock-based incentive expense determined under the fair value method for all awards including those that relate to acquisitions. The pro forma stock-based incentive expense has no impact on our cash flow. In the future, we may elect, or be required, to use a different valuation model, which could result in a significantly different impact on our pro forma net income or loss.

	Fiscal

	2001	2002	2003

(In thousands, except per share amounts)
Net income (loss)
Net income (loss), as reported	$(82,793)	$140,160	$343,034
Add: Stock-based incentive expense included in reported net income (loss), net of income taxes	2,963	5,192	753
Deduct: Total stock-based incentive expense determined under fair value method for all awards, net of income taxes	(105,639)	(94,726)	(84,384)

Pro forma net income (loss)	$(185,469)	$50,626	$259,403

Net income (loss) per share
Basic — as reported	$(0.40)	$0.66	$1.67

Basic — pro forma	$(0.89)	$0.24	$1.26

Diluted — as reported	$(0.40)	$0.64	$1.63

Diluted — pro forma	$(0.89)	$0.23	$1.23

The weighted average fair values of options granted during fiscal 2001, 2002 and 2003 were approximately $21.77, $20.31 and $22.20.

Recent Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Issue 00-21 provides guidance on accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not believe that the adoption of Issue 00-21 will have a material effect on our consolidated financial position, results of operations or cash flows.

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

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” Statement 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, Statement 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. Statement 149 is effective for contracts entered into or modified after June 30, 2003. We do not believe the adoption of Statement 149 will have a material effect on our consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that are frequently used in connection with share repurchase programs. We do not use such instruments in our share repurchase program. Statement 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. We adopted Statement 150 on June 1, 2003 and do not believe the effect of adopting this statement will have a material impact on our financial position, results of operations or cash flows.

2.	Short-Term Investments

As discussed in Note 1, “Concentration of Credit Risk and Significant Customers and Suppliers,” our portfolio of short-term investments consists primarily of investment-grade securities. Except for direct obligations of the United States government and money market or cash management funds, we diversify our short-term investments by limiting our holdings with any individual issuer to a maximum of $5.0 million in each of our three managed portfolios.

The following schedule summarizes the estimated fair value of our short-term investments at the dates indicated:

	July 31,

	2002	2003

(In thousands)
Corporate notes	$24,405	$50,471
Municipal bonds	780,914	931,374
U.S. government securities	10,023	54,913

	$815,342	$1,036,758

The following table summarizes the estimated fair value of our available-for-sale debt securities held in short-term investments classified by the stated maturity date of the security:

	July 31,

	2002	2003

(In thousands)
Due within one year	$230,716	$241,110
Due within two years	141,942	270,900
Due within three years	—	3,088
Due after three years	442,684	521,660

	$815,342	$1,036,758

Realized gains and losses from the sale of short-term investments were not material for fiscal 2001, 2002 and 2003.

3.	Property and Equipment

Property and equipment consisted of the following at the dates indicated:

		July 31,
	Life in
	Years	2002	2003

(Dollars in thousands)
Equipment	3-5	$181,007	$215,605
Computer software	3	60,461	99,258
Furniture and fixtures	5	27,230	28,930
Leasehold improvements	Note 1	69,059	69,291
Land	NA	2,167	2,287
Buildings	30	24,342	25,875
Capital in progress	—	18,016	22,267

		382,282	463,513
Less accumulated depreciation and amortization		(203,160)	(275,260)

		$179,122	$188,253

Capital in progress consists primarily of costs related to internal use software projects. As discussed in Note 1, “Software Development Costs,” we capitalize costs related to the development of computer software for internal use in accordance with SOP 98-1. During fiscal 2002 and 2003, we capitalized a total of $21.3 million and $34.3 million of internal use software costs. These amounts included $12.9 million and $18.0 million in capitalized labor costs for those periods. Costs related to internal use software projects are included in the capital in progress category of property and equipment until project completion, at which time they are transferred to the computer software category and amortized on a straight-line basis over their useful lives, generally three years.

4.	Goodwill and Intangible Assets

As discussed in Note 1, we adopted SFAS 142 on August 1, 2002. As a result, goodwill is no longer amortized but is subject to annual impairment tests. Most other intangible assets continue to be amortized over their estimated useful lives. In accordance with the provisions of SFAS 142, effective August 1, 2002 we transferred the net balance of $1.9 million for assembled workforce to goodwill and no longer amortize that intangible asset. In connection with the transitional goodwill impairment evaluation provisions of SFAS 142, we performed a goodwill impairment review as of August 1, 2002 and found no impairment. We also performed our annual goodwill impairment review as of May 31, 2003 and found no impairment.

A reconciliation of previously reported financial results to amounts that would have been reported if the non-amortization provisions of SFAS 142 had been in effect from the beginning of fiscal 2001 is as follows:

	Fiscal

	2001	2002	2003

(In thousands, except per share amounts; adjusted
figures are unaudited)
Net income (loss) from continuing operations before cumulative effect of accounting change
As reported	$(124,656)	$53,615	$263,202
Goodwill and assembled workforce amortization, net of income taxes	92,040	82,161	—

Adjusted	$(32,616)	$135,776	$263,202

Net income (loss)
As reported	$(82,793)	$140,160	$343,034
Goodwill and assembled workforce amortization, net of income taxes	92,040	82,161	—

Adjusted	$9,247	$222,321	$343,034

Net income (loss) per share from continuing operations before cumulative effect of accounting change
Basic — as reported	$(0.60)	$0.25	$1.28

Basic — adjusted	$(0.16)	$0.64	$1.28

Diluted — as reported	$(0.60)	$0.24	$1.25

Diluted — adjusted	$(0.16)	$0.62	$1.25

Net income (loss) per share
Basic — as reported	$(0.40)	$0.66	$1.67

Basic — adjusted	$0.04	$1.05	$1.67

Diluted — as reported	$(0.40)	$0.64	$1.63

Diluted — adjusted	$0.04	$1.02	$1.63

Changes in the carrying value of goodwill by reportable segment during fiscal 2003 were as follows. Our reportable segments are described in Note 11.

	Balance	Transfer	Goodwill	Effect of	Balance
	July 31,	Assembled	Acquired/	Exchange	July 31,
	2002	Workforce	Adjusted	Rates	2003
(In thousands)
Small Business Products and Services	$159,195	$1,377	$148,213	$—	$308,785
Consumer Tax	3,308	—	7,896	—	11,204
Professional Accounting Solutions	90,079	428	—	—	90,507
Vertical Business Management Solutions	171,520	—	(998)	—	170,522
Other Businesses	4,846	95	4,729	403	10,073

	$428,948	$1,900	$159,840	$403	$591,091

Purchased intangible assets consisted of the following at the dates indicated:

	Life in	July 31,	July 31,
	Years	2002	2003

(Dollars in thousands)
Customer lists	3-7	$144,379	$171,237
Less accumulated amortization		(75,317)	(105,771)

		69,062	65,466

Purchased technology	1-7	121,763	143,605
Less accumulated amortization		(79,894)	(93,694)

		41,869	49,911

Trade names and logos	1-10	16,555	17,199
Less accumulated amortization		(6,908)	(10,293)

		9,647	6,906

Covenants not to compete	3-5	7,399	9,410
Less accumulated amortization		(4,403)	(6,248)

		2,996	3,162

Assembled workforce	2-5	4,458	—
Less accumulated amortization		(2,558)	—

		1,900	—

Total intangible assets		294,554	341,451
Total accumulated amortization		(169,080)	(216,006)

Total net intangible assets		$125,474	$125,445

The increase in customer lists in fiscal 2003 was due primarily to our acquisition of the rights to brand and market our Premier payroll offering directly to the customers of that service. The increase in purchased technology in fiscal 2003 was due primarily to our acquisition of Blue Ocean Software, Inc. See Note 7.

We summarize the following expenses on the acquisition-related charges line of our statement of operations:

	Fiscal

	2001	2002	2003

(In thousands)
Amortization of goodwill	$139,455	$122,629	$—
Amortization of purchased intangible assets	24,649	28,112	32,692
Amortization of acquisition-related deferred compensation	4,938	8,654	1,255
Impairment charges	78,686	22,006	—
Other	78	—	—

Total acquisition-related charges	$247,806	$181,401	$33,947

At July 31, 2003, we expected annual amortization of our purchased intangible assets by fiscal year to be as shown in the following table. Amortization of purchased intangible assets is charged primarily to amortization of purchased software in cost of revenue and to acquisition-related charges in operating expenses on our statement of operations. Future acquisitions could cause these amounts to increase. In addition, if impairment events occur they could accelerate the timing of charges.

Expected
Amortization
(Dollars in thousands)	Expense

Fiscal year ending July 31,
2004	$38,180
2005	29,972
2006	24,903
2007	16,843
2008	9,234
Thereafter	6,313

Total expected future amortization expense	$125,445

As discussed in Note 1, we regularly perform reviews to determine if the carrying values of our goodwill and intangible assets may be impaired. We look for the existence of facts and circumstances, either internal or external, which indicate that the carrying value of the asset may not be recovered.

Fiscal 2001

During fiscal 2001, events and circumstances indicated possible impairment of certain long-lived assets, consisting principally of acquired intangible assets and goodwill recorded in connection with our acquisitions of Venture Finance Software Corp. (“VFSC”) in August 2000, SecureTax.com in August 1999 and Hutchison Avenue Software Corporation in August 1999. These indicators included the deterioration in the business climate for Web-based companies and management’s intentions relating to the continuation of certain services provided by our Personal Finance segment.

We measured the impairment loss related to long-lived assets based on the amount by which the carrying amount of such assets exceeded their fair values. Our measurement of fair value was based on an analysis of the future discounted cash flows, as discussed in Note 1. In performing this analysis, we used the best information available in the circumstances, including reasonable and supportable assumptions and projections. The discounted cash flow analysis considered the likelihood of possible outcomes and was based on our best estimate of projected future cash flows. For VFSC, we considered the terminal value cash flows expected to result from the disposition of the assets at the end of their useful lives. The consideration from the disposition of a portion of VFSC, our Quicken Bill Manager business, assisted management in the determination of the fair value of the remaining assets. Based on our analysis as described above, we recorded impairment charges of $51.0 million, $26.0 million, and $1.7 million to reduce the carrying value of the goodwill associated with VFSC, SecureTax and Hutchison. In the second quarter of fiscal 2002, we reduced the carrying value of the remaining VFSC goodwill to zero (see Fiscal 2002 below).

Fiscal 2002

During the second quarter of fiscal 2002, events and circumstances indicated impairment of goodwill and intangible assets that we received in connection with our acquisitions of an Internet-based advertising business from VFSC in August 2000 (part of our Other Businesses segment) and the Site Solutions business that we acquired from Boston Light Corp. in August 1999 (part of our Small Business Products and Services segment).

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

5.	Comprehensive Net Income (Loss)

SFAS 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive net income (loss) and its components in stockholders’ equity. SFAS 130 requires the components of other comprehensive income (loss) such as changes in the fair value of available-for-sale securities and foreign translation adjustments to be added to our net income (loss) to arrive at comprehensive income (loss). Other comprehensive income (loss) items have no impact on our net income (loss) as presented on our statement of operations.

The components of accumulated other comprehensive income (loss), net of income taxes, were as follows:

			Foreign
	Marketable	Short-term	Currency
	Securities	Investments	Translation	Total
(In thousands)
Balance at July 31, 2000	$58,561	$—	$(2,975)	$55,586
Unrealized (loss) gain, net of income tax benefit of $18,289 and provision of $3,124	(27,433)	4,686	—	(22,747)
Reclassification adjustment for realized gain included in net loss, net of income tax benefit of $4,780	(7,170)	—	—	(7,170)
Translation adjustment	—	—	2,511	2,511

Other comprehensive income (loss)	(34,603)	4,686	2,511	(27,406)

Balance at July 31, 2001	23,958	4,686	(464)	28,180
Unrealized losses, net of income tax benefits of $18,082 and $1,752	(27,123)	(2,628)	—	(29,751)
Reclassification adjustment for realized gain included in net income, net of income tax benefit of $1,120	(1,680)	—	—	(1,680)
Translation adjustment	—	—	(424)	(424)

Other comprehensive loss	(28,803)	(2,628)	(424)	(31,855)

Balance at July 31, 2002	(4,845)	2,058	(888)	(3,675)
Unrealized gain, net of income tax provision of $8,582	12,873		—	12,873
Unrealized loss, net of income tax benefit of $1,230		(1,845)	—	(1,845)
Reclassification adjustment for realized gain included in net income, net of income tax benefit of $5,282	(7,923)	—	—	(7,923)
Translation adjustment	—	—	(219)	(219)

Other comprehensive income (loss)	4,950	(1,845)	(219)	2,886

Balance at July 31, 2003	$105	$213	$(1,107)	$(789)

6.	Deferred Compensation

When we assume unvested stock options in connection with acquisitions, we record deferred stock-based compensation as a reduction of stockholders’ equity. The amount recorded is equal to the difference between the exercise price of the unvested options and the fair market value of Intuit stock as of the closing date of the acquisition. When we grant restricted stock to employees that is subject to vesting, we also record deferred stock-based compensation equal to the difference between the purchase price and the fair market value of the stock at the date of grant. Deferred stock-based compensation is amortized straight-line over the vesting term of these options and restricted stock awards.

The following table summarizes the activity in deferred stock-based compensation:

	Fiscal

	2001	2002	2003

(In thousands)
Beginning balance	$26,522	$21,720	$12,628
Deferred stock-based compensation:
Restricted stock award	—	—	18,082
Deferred stock compensation	2,667	1,620	—
Deferred stock cancellation	—	—	(891)

Total deferred stock-based compensation	2,667	1,620	17,191

Amortization of deferred stock-based compensation:
General and administrative expense	(2,531)	(2,534)	(2,714)
Acquistion-related charges	(4,938)	(8,654)	(1,255)

Total amortization of deferred stock-based compensation	(7,469)	(11,188)	(3,969)

Other	—	476	—

Ending balance	$21,720	$12,628	$25,850

7.	Acquisitions

The acquisitions described below have been accounted for as purchase transactions and, accordingly, the results of operations and financial position of the acquired businesses are included in Intuit’s consolidated financial statements from the date of acquisition. We allocate the difference between the purchase price and the net book value of acquired tangible assets between identified intangible assets and goodwill. Identified intangible assets consist of customer lists, covenants not to compete, purchased technology and trade names and logos.

Fiscal 2001

In fiscal 2001, we purchased Venture Finance Software Corp. for approximately $118.0 million in cash. We also purchased EmployeeMatters, Inc., in exchange for approximately $41.9 million in Intuit common stock, the elimination of approximately $8.0 million in bridge loans we extended to EmployeeMatters prior to the closing, and the assumption of approximately $3.4 million in liabilities. We acquired substantially all of the assets of Tax Accounting and Software Corporation for $63.0 million in cash and the assumption of approximately $7.8 million in liabilities.

Fiscal 2002

In November 2001, we acquired substantially all of the assets of OMware, Inc. for $35.5 million or 924,973 shares of Intuit common stock, approximately $2.1 million in the assumption of debt and bridge loans and up to $8 million in Intuit common stock to be issued contingent upon the achievement of future performance objectives by the business unit. OMware was branded as Intuit Construction Business Solutions and became part of our Vertical Business Management Solutions business segment. ICBS provides business management software solutions for construction companies. We allocated approximately $8.5 million of the purchase price to identified intangible assets and recorded the excess purchase price of $27.1 million as goodwill. The identified intangible assets are being amortized over five years.

In May 2002, we purchased all of the outstanding stock of The Flagship Group for approximately $23.3 million or 455,259 shares of Intuit common stock, the assumption of $4.7 million in debt and $3.3 million in cash. Flagship was the parent company of American Fundware, Inc., which was branded as Intuit Public Sector Solutions and became part of our Vertical Business Management Solutions business segment. IPSS offers financial accounting solutions for nonprofit organizations, universities and government agencies. In connection with the agreement, we also assumed Flagship’s outstanding employee stock options for 1,204,000 shares of Flagship common stock, which were converted into options to purchase 130,316 shares of Intuit common stock. We allocated approximately $4.2 million of the purchase price to identified intangible assets and recorded the excess purchase price of $29.6 million as goodwill. The identified intangible assets are being amortized over terms ranging from three to 12 years.

In June 2002, we acquired all of the outstanding stock of CBS Employer Services, Inc. for approximately $75.3 million in cash (of which $25.4 million and $16.5 million was unpaid but accrued at July 31, 2002 and 2003) and $3.2 million or 73,795 shares of Intuit common stock. CBS is a provider of full-service outsourced payroll functions for small businesses and became part of our Small Business Products and Services business segment. In connection with the agreement, we also assumed CBS’s outstanding employee stock options for 665,504 shares of CBS common stock, which were converted into options to purchase 193,891 shares of Intuit common stock. We allocated approximately $9.3 million of the purchase price to identified intangible assets and recorded the excess purchase price of $74.8 million as goodwill. The identified intangible assets are being amortized over terms ranging from five to six years. In fiscal 2003, we reduced the goodwill related to this acquisition by $2.6 million to reflect revisions to our restructuring plan and other acquisition-related adjustments.

In July 2002, we purchased all of the outstanding stock of Management Reports, Inc. for approximately $92.2 million in cash. MRI was branded as MRI Real Estate Solutions and became part of our Vertical Business Management Solutions business segment. MRI Real Estate Solutions provides business management software solutions for commercial and residential property managers. We allocated approximately $14.0 million of the purchase price to identified intangible assets and recorded the excess purchase price of $73.4 million as goodwill. The identified intangible assets are being amortized over terms ranging from five to seven years.

In July 2002, we acquired substantially all of the assets of Eclipse, Inc. for approximately $88.3 million in cash. Eclipse was branded as Intuit Distribution Management Solutions and became part of our Vertical Business Management Solutions business segment. IDMS provides business management software solutions for wholesale durable goods distributors. We allocated approximately $35.8 million of the purchase price to identified intangible assets and recorded the excess purchase price of $41.4 million as goodwill. The identified intangible assets are being amortized over terms ranging from one to seven years.

The following table shows a reconciliation of previously reported financial results to amounts that would have been reported if we had completed our fiscal 2002 acquisitions on August 1, 2000. Because the pro forma acquisition date is prior to June 30, 2001, these figures include the effects of amortization of goodwill and other identified intangible assets from the date of acquisition through July 31, 2002. Under the provisions of SFAS 142, we stopped amortizing goodwill on August 1, 2002. This unaudited summary information is presented for illustrative purposes and is not necessarily indicative of results that would have actually occurred had these acquisitions taken place at the beginning of fiscal 2001.

	Fiscal

	2001	2002

(In thousands, except per share amounts; adjusted
figures are unaudited)
Net revenue
As reported	$1,096,062	$1,312,228
Fiscal 2002 acquisitions	107,520	97,663

Adjusted	$1,203,582	$1,409,891

Net income (loss) from continuing operations before cumulative effect of accounting change
As reported	$(124,656)	$53,615
Fiscal 2002 acquisitions	8,118	5,763
Amortization of goodwill and intangible assets	(61,631)	(59,774)

Adjusted	$(178,169)	$(396)

Net income (loss)
As reported	$(82,793)	$140,160
Fiscal 2002 acquisitions	8,118	5,763
Amortization of goodwill and intangible assets	(61,631)	(59,774)

Adjusted	$(136,306)	$86,149

Net income (loss) per share from continuing operations before cumulative effect of accounting change
Basic — as reported	$(0.60)	$0.25

Basic — adjusted	$(0.86)	$(0.00)

Diluted — as reported	$(0.60)	$0.24

Diluted — adjusted	$(0.86)	$(0.00)

Net income (loss) per share
Basic — as reported	$(0.40)	$0.66

Basic — adjusted	$(0.66)	$0.41

Diluted — as reported	$(0.40)	$0.64

Diluted — adjusted	$(0.66)	$0.40

Fiscal 2003

In September 2002, we acquired all of the outstanding stock of Blue Ocean Software, Inc. for approximately $177.3 million in cash. We paid $16.5 million of the purchase price into a third-party escrow account, to be held for a maximum of 18 months pending the finalization of certain financial calculations that may affect the purchase price.

To date, there have been no material adjustments to the purchase price. Blue Ocean offers software solutions that help businesses manage their information technology resources and assets. We acquired this company as part of our Right for My Business strategy to offer business solutions that go beyond accounting software to address a wider range of management challenges that small businesses face. Blue Ocean was branded as Intuit Information Technology Solutions and became part of our Small Business Products and Services business segment. We allocated approximately $13.2 million of the purchase price to purchased technology and $7.8 million to in-process research and development, which was charged to expense in the first quarter of fiscal 2003. We recorded the excess purchase price of $150.8 million as goodwill. The purchased technology is being amortized over six years. Blue Ocean’s results of operations for periods prior to the date of acquisition were not material when compared to our consolidated results.

In the past, we marketed and sold our Premier payroll offering jointly with Wells Fargo Bank. In February 2003, we acquired for $29.2 million in cash the rights to brand and market the offering directly to Premier payroll customers who currently use Intuit’s service. As a result of this agreement, we no longer pay royalties to Wells Fargo on Premier payroll revenue. We recorded the purchase price as a purchased intangible asset and are amortizing it on a straight-line basis to cost of service revenue over five years, the estimated useful life of the customer base. Total accumulated amortization for this asset was $2.7 million at July 31, 2003.

In July 2003, we acquired all of the outstanding stock of Income Dynamics, Inc. for approximately $10.0 million or 224,589 shares of Intuit common stock and $0.3 million in cash. Income Dynamics offers software that provides tools for taxpayers to determine the fair market value of items donated to charities. Income Dynamics became part of our Consumer Tax business segment. We allocated approximately $3.2 million of the purchase price to identified intangible assets and recorded the excess purchase price of $7.9 million as goodwill. The identified intangible assets are being amortized over terms ranging from two to five years. Income Dynamics’ results of operations for periods prior to the date of acquisition were not material when compared to our consolidated results.

Purchase prices for the acquisitions described above have been allocated on the basis of their fair values on the acquisition dates as follows:

	Fiscal

	2002	2003
(In thousands)
Tangible assets	$88,290	$15,478
Intangible assets:
Goodwill	246,542	160,658
Customer lists	38,295	25,018
Purchased technology	30,197	22,263
Trade names and logos	7,251	493
Covenant not to compete	1,595	1,750
Deferred revenue	(10,873)	(7,290)
Assumption of debt/bridge loans	(6,840)	(545)
Accrued restructuring	(4,212)	(597)
Acquisition costs	(2,570)	(689)
Other liabilities	(63,916)	5,314
In-process research and development	2,151	8,859

	$325,910	$230,712

Cash consideration paid and cash consideration payable	$259,551	$220,717
Stock consideration paid and fair value of stock options assumed	66,359	9,995

	$325,910	$230,712

Deferred stock compensation is recorded in stockholders’ equity and is being amortized over the vesting period of the applicable options using the straight-line method. Until July 31, 2002, goodwill was amortized over estimated useful lives that ranged from three to five years. We implemented SFAS 142 on August 1, 2002 and as a result no longer amortize goodwill. We amortize most other intangible assets over their estimated useful lives, which range from one to 10 years. See Note 1 and Note 4.

The following table presents acquired goodwill by reportable business segment.

	Fiscal

	2001	2002	2003

(In thousands)
Small Business Products and Services	$32,808	$—	$149,031
Consumer Tax	—	—	7,896
Professional Accounting Solutions	53,801	—	—
Vertical Business Management Solutions	—	244,147	(998)
Other Businesses	95,149	2,395	4,729

	$181,758	$246,542	$160,658

Of the total goodwill acquired, $148,950, $115,031 and $818 were deductible for income tax purposes in fiscal 2001, 2002 and 2003.

8.	Divestitures

In January 2001, we sold certain assets of our Quicken Insurance business to InsWeb Corporation for approximately $10.8 million of InsWeb common stock. As a result of the divestiture, we recorded a pre-tax gain of $1.6 million and a related tax provision of $0.6 million in fiscal 2001.

In May 2001, we sold the stock of Venture Finance Software Corp., which held the technology assets of our Quicken Bill Manager business, to Princeton eCom Corporation. In exchange for these assets, Intuit was entitled to receive, at Princeton eCom’s election, either approximately 20% of Princeton eCom fully diluted common stock or cash payments of a minimum of $37.0 million or a combination of stock and cash. In connection with this disposition, we recorded a pre-tax loss of $16.9 million and a related tax benefit of $6.4 million in fiscal 2001. At July 31, 2001, these contractual rights were valued at $27.0 million. In fiscal 2002, we determined that this asset was impaired and recorded a charge to reduce the carrying value of our investment to its fair value of zero. See Note 10.

In March 2002, we paid $12.0 million to terminate our remaining $20.3 million obligation under an interactive services agreement related to our Quicken Bill Manager business. We recorded a pre-tax gain of $8.3 million and related tax expense of $2.7 million in fiscal 2002 in connection with the termination of this agreement.

9.	Discontinued Operations

Quicken Loans

In July 2002, we sold 87.5% of our Quicken Loans mortgage business to Rock Acquisition Corporation. We retained a 12.5% non-voting equity interest in Rock, which we accounted for on a cost basis. In October 2002, we sold our minority interest in Rock to Rock’s majority shareholders and recorded a $5.6 million gain on the transaction.

In connection with the sale, we received a five-year secured promissory note in the principal amount of $23.3 million with market interest rates, which was recorded as a long-term note receivable at July 31, 2002. The sale resulted in a pre-tax gain of $23.3 million on the disposal of discontinued operations in the fourth quarter of fiscal 2002. In October 2002, we received payment in full of the $23.3 million promissory note and related accrued interest due from Rock.

We accounted for the sale of Quicken Loans as discontinued operations in accordance with APB Opinion No. 30. The net assets, operating results and cash flows of Quicken Loans have been segregated from continuing operations on our balance sheets, statements of operations and statements of cash flows for all periods prior to the sale.

As part of the sale transaction, we also agreed to provide a line of credit of up to $375.0 million to fund mortgage loans for a transition period of up to six months. The line of credit was secured by the related mortgage loans and the interest rate was based on the six-month LIBOR rate plus 1.5%. At July 31, 2002, the balance outstanding on this line of credit was $245.6 million and was included on our balance sheet under amounts due from discontinued operations entities. The line was repaid in full in January 2003.

Concurrent with the sale, Rock licensed the right to use our Quicken Loans trademark for its residential home loan and home equity loan products. We also entered into a five-year distribution agreement with Rock through which it will provide mortgage services on Quicken.com. We will receive a minimum royalty of $1.75 million a year for five years under the licensing agreement and minimum fees of $0.75 million a year under the distribution agreement. The royalties from the licensing agreement and the fees from the distribution agreement are recorded as earned and included in interest and other income on our statement of operations. For fiscal 2003, we recorded royalties of $1.75 million under the trademark licensing agreement and fees of $8.3 million under the distribution agreement. Fees due from Rock under these agreements totaled $9.5 million at July 31, 2003 and are included in accounts receivable on our balance sheet.

Intuit KK

In February 2003, we sold all of the outstanding stock of our wholly owned Japanese subsidiary, Intuit KK, to Advantage Partners, Inc., a private equity investment firm located in Japan, for 9.5 billion yen or approximately $79.0 million. Intuit KK was part of our Other Businesses business segment. In accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we accounted for the sale as discontinued operations. The net assets, operating results and cash flows of Intuit KK have therefore been segregated from continuing operations on our balance sheets, statements of operations and statements of cash flows for all periods prior to the sale. We recorded a gain on disposal of discontinued operations of $71.0 million, net of income taxes of $5.1 million, in the third quarter of fiscal 2003.

Discontinued Operations Net Revenue and Income Before Income Taxes

Discontinued operations net revenue and income before income taxes for the periods presented were as follows:

	Fiscal

	2001	2002	2003

(In thousands)
Net revenue from discontinued operations
Quicken Loans	$113,056	$189,222	$—
Intuit KK	52,343	46,120	26,641

Total net revenue from discontinued operations	$165,399	$235,342	$26,641

Income from discontinued operations before income taxes
Quicken Loans	$34,010	$73,610	$—
Intuit KK	6,581	14,390	5,633

Total income from discontinued operations before income taxes	$40,591	$88,000	$5,633

10.	Loss on Impairment of Long-lived Asset

In connection with the sale of our Quicken Bill Manager business in May 2001, we acquired a $27.0 million long-term asset related to future consideration from Princeton eCom. See Note 8. During fiscal 2002, events and circumstances indicated impairment of this asset. These indicators included the deterioration of Princeton eCom’s financial position and the decreased likelihood that it would receive future funding. Based on our analysis we determined that the fair value of this asset was impaired and recorded a charge of $27.0 million in fiscal 2002 to reduce its carrying value to zero.

11.	Industry Segment and Geographic Information

SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way in which public companies disclose certain information about operating segments in their financial reports. Consistent with SFAS 131, we have defined six reportable segments, described below, based on factors such as how we manage our operations and how our chief operating decision maker views results. We define the chief operating decision maker as our chief executive officer, our chief financial officer, certain vice presidents reporting directly to our chief executive officer and our Board of Directors.

In fiscal 2003, we revised our reportable segments to reflect the way we currently manage and view our businesses. We determined that the QuickBooks product component of our fiscal 2002 Small Business segment was a separate reportable segment and we combined our fiscal 2002 Employer Services segment with the balance of Small Business to arrive at the fiscal 2003 segment called Small Business Products and Services. We began reporting Vertical Business Management Solutions (formerly Small Business Verticals) as a separate segment in fiscal 2003. Finally, we combined our fiscal 2002 Personal Finance and Global Business segments to arrive at the fiscal 2003 segment called Other Businesses. In addition, in fiscal 2003 we no longer allocated certain operating costs to our reporting segments, and we changed the way in which we allocated other operating costs between reporting segments. We have therefore reclassified previously reported fiscal 2002 and 2001 segment results to conform to the fiscal 2003 presentation.

All reportable segments except Small Business Products and Services, Vertical Business Management Solutions and Other Businesses operate solely in the United States. All segments sell primarily to customers located in the United States. International total net revenue was less than 5% of consolidated total net revenue for all periods presented.

QuickBooks product revenue is derived primarily from QuickBooks desktop software products. QuickBooks service revenue is derived from QuickBooks Online Edition.

Small Business Products and Services product revenue is comprised of QuickBooks Do-It-Yourself Payroll, financial supplies and information technology management software. Service revenue for this segment is derived primarily from outsourced payroll services and from QuickBooks support plans. Other revenue for this segment consists of royalties from small business online transactions.

Consumer Tax product revenue is derived primarily from TurboTax federal and state consumer desktop tax return preparation software. Consumer Tax service revenue is derived primarily from TurboTax for the Web online tax return preparation services and consumer electronic filing services. Other revenue for this segment is nominal.

Professional Accounting Solutions product revenue is derived primarily from ProSeries and Lacerte professional tax preparation software products. Professional Accounting Solutions service revenue is derived primarily from electronic filing and training services.

Vertical Business Management Solutions (“VBMS”) revenue is derived from four businesses that we acquired in fiscal 2002 that provide small business management solutions for selected industries, which we call “Verticals.” Those businesses are Intuit Distribution Management Solutions, MRI Real Estate Solutions, Intuit Construction Business Solutions and Intuit Public Sector Solutions. VBMS product revenue is derived from business management software for these industries. VBMS service revenue consists primarily of technical support, consulting and training services.

Other Businesses consist primarily of Personal Finance and Canada. Personal Finance product revenue is derived primarily from Quicken desktop software products. Personal Finance service revenue is nominal while other revenue consists of fees from consumer online transactions and Quicken.com advertising revenue. In Canada, product revenue is derived primarily from localized versions of QuickBooks and Quicken as well as QuickTax and TaxWiz consumer desktop tax return preparation software and ProFile professional tax preparation products. Service revenue in Canada consists primarily of revenue from software maintenance contracts sold with QuickBooks.

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

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1. Except for goodwill and purchased intangible assets, we do not generally track assets by reportable segment and, consequently, we do not disclose assets by reportable segment.

The following tables show our financial results by reportable segment for fiscal 2001, 2002 and 2003.

		Small			Vertical
		Business		Professional	Business
		Products &	Consumer	Accounting	Mgmt	Other
Fiscal 2001	QuickBooks	Services	Tax	Solutions	Solutions	Businesses	Corporate	Consolidated

(In thousands)
Product revenue	$164,151	$180,265	$168,169	$169,856	$—	$123,243	$—	$805,684
Service revenue	24	90,712	100,536	11,060	—	14,212	—	216,544
Other revenue	—	19,063	3,423	—	—	51,348	—	73,834

Total net revenue	164,175	290,040	272,128	180,916	—	188,803	—	1,096,062

Segment operating income	49,741	99,037	145,853	86,471	—	8,499	—	389,601
Common expenses	—	—	—	—	—	—	(207,966)	(207,966)

Subtotal	49,741	99,037	145,853	86,471	—	8,499	(207,966)	181,635
Acquisition-related costs	—	—	—	—	—	—	(262,993)	(262,993)
Realized net loss on marketable securities	—	—	—	—	—	—	(98,053)	(98,053)
Interest and other income	—	—	—	—	—	—	57,593	57,593
Net loss on divestitures	—	—	—	—	—	—	(15,315)	(15,315)

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	$49,741	$99,037	$145,853	$86,471	$—	$8,499	$(526,734)	$(137,133)

		Small			Vertical
		Business		Professional	Business
		Products &	Consumer	Accounting	Mgmt	Other
Fiscal 2002	QuickBooks	Services	Tax	Solutions	Solutions	Businesses	Corporate	Consolidated

(In thousands)
Product revenue	$194,794	$205,701	$219,403	$219,252	$8,915	$129,463	$—	$977,528
Service revenue	321	125,746	128,354	6,495	5,300	7,359	—	273,575
Other revenue	—	6,287	3,340	—	—	51,498	—	61,125

Total net revenue	195,115	337,734	351,097	225,747	14,215	188,320	—	1,312,228

Segment operating income (loss)	84,181	100,071	217,997	121,940	(6,032)	38,447	—	556,604
Common expenses	—	—	—	—	—	—	(283,129)	(283,129)

Subtotal	84,181	100,071	217,997	121,940	(6,032)	38,447	(283,129)	273,475
Acquisition-related costs	—	—	—	—	—	—	(195,975)	(195,975)
Loss on impairment of long-lived asset	—	—	—	—	—	—	(27,000)	(27,000)
Realized net loss on marketable securities	—	—	—	—	—	—	(15,535)	(15,535)
Interest and other income	—	—	—	—	—	—	27,276	27,276
Net gain on divestiture	—	—	—	—	—	—	8,308	8,308

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	$84,181	$100,071	$217,997	$121,940	$(6,032)	$38,447	$(486,055)	$70,549

		Small			Vertical
		Business		Professional	Business
		Products &	Consumer	Accounting	Mgmt	Other
Fiscal 2003	QuickBooks	Services	Tax	Solutions	Solutions	Businesses	Corporate	Consolidated

(In thousands)
Product revenue	$239,333	$258,845	$243,712	$239,285	$35,526	$141,242	$—	$1,157,943
Service revenue	3,497	175,719	176,567	4,134	59,109	4,522	—	423,548
Other revenue	—	20,328	2,618	—	191	46,115	—	69,252

Total net revenue	242,830	454,892	422,897	243,419	94,826	191,879	—	1,650,743

Segment operating income (loss)	92,543	163,345	271,587	141,343	(8,477)	57,840	—	718,181
Common expenses	—	—	—	—	—	—	(318,347)	(318,347)

Subtotal	92,543	163,345	271,587	141,343	(8,477)	57,840	(318,347)	399,834
Acquisition-related costs	—	—	—	—	—	—	(56,602)	(56,602)
Realized net gain on marketable securities	—	—	—	—	—	—	10,912	10,912
Interest and other income	—	—	—	—	—	—	38,694	38,694

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	$92,543	$163,345	$271,587	$141,343	$(8,477)	$57,840	$(325,343)	$392,838

12.	Other Current Liabilities

Other current liabilities at July 31, 2002 and 2003 were as follows:

	July 31,

	2002	2003

(In thousands)
Reserve for product returns	$32,095	$34,406
Reserve for rebates	11,764	10,401
Acquisition-related items	12,201	2,619
Other accruals	10,030	11,703

	$66,090	$59,129

See Note 13 for more information about the short-term portion of the CBS Employer Services acquisition accrual that was part of acquisition-related items in other current liabilities at July 31, 2002.

13.	Commitments

Reserve for Vacant Facilities

During the third quarter of fiscal 2002, we concluded that we would not occupy two vacant leased buildings in Mountain View, California and that we would be unable to recover a substantial portion of our lease obligations by subleasing the vacant space. The resulting $13.2 million charge to our statement of operations was equal to the remaining future lease commitments for these facilities, net of estimated future sublease income. The estimated costs of abandoning these leased facilities reflected management’s best estimates based on market information and trend analyses we compiled.

We evaluate our assumptions quarterly for any potentially significant change to our vacancy reserves. During the fourth quarter of fiscal 2003, we decided that based on corporate growth requirements and the current real estate market in the San Francisco Bay Area, we would reoccupy one of these two vacant buildings. As a result of this change in estimate, we reversed the remaining $1.9 million reserve for the lease obligations on that building to our statement of operations. At the same time, we added $1.4 million to the reserve for the other vacant Mountain View building to reflect our revised estimate of future sublease income for that facility. Based on revised estimates, we also reversed approximately $0.6 million in reserves related to various smaller facilities for a total credit for vacant facilities of $1.1 million to our statement of operations in the fourth quarter of fiscal 2003.

Our actual future cash payments may exceed the total Mountain View reserve balance at July 31, 2003 by a maximum of $2.8 million if we are unable to sublease the remaining reserved Mountain View property. We expect to use the total reserve by the end of fiscal 2010. Activity in the reserve for vacant Mountain View facilities for the fiscal years ended July 31, 2002 and 2003 was as follows:

	Fiscal

	2002	2003

(In thousands)
Beginning balance	$—	$12,478
Additions to reserve	13,237	1,352
Cash lease payments applied against the reserve	(759)	(2,257)
Release of reserve	—	(1,872)

Ending balance	$12,478	$9,701

Short-term portion of reserve in other current liabilities	$2,073	$1,394
Long-term portion of reserve in long-term obligations	10,405	8,307

Total reserve	$12,478	$9,701

CBS Employer Services Acquisition Accrual

We acquired CBS Employer Services, Inc. in the fourth quarter of fiscal 2002. See Note 7. In connection with this acquisition, we recorded a total accrual of $26.4 million that included $21.6 million for purchase price deferrals and $4.8 million for restructuring and transaction costs. In fiscal 2003, we reduced the restructuring accrual by $3.4 million and reduced the goodwill related to this acquisition by the same amount to reflect revisions to our restructuring plan. Activity in this reserve for fiscal 2002 and 2003 was as follows:

			Cash
	Balance		Payments		Balance
	at		Applied	Adjustments	at
	Beginning	Additions	Against	to	End
(In thousands)	of Period	to Reserve	Reserve	Reserve	of Period

Fiscal 2002
Non-compete clause	$—	$1,700	$—	$—	$1,700
Purchase price deferrals	—	14,043	(900)	—	13,143
Shareholder escrow	—	5,800	—	—	5,800
Restructuring and transaction costs	—	4,818	(102)	—	4,716

	$—	$26,361	$(1,002)	$—	$25,359

Fiscal 2003
Non-compete clause	$1,700	$—	$—	$—	$1,700
Purchase price deferrals	13,143	—	(796)	959	13,306
Shareholder escrow	5,800	—	(3,301)	—	2,499
Restructuring and transaction costs	4,716	—	(1,335)	(3,381)	—

	$25,359	$—	$(5,432)	$(2,422)	$17,505

The short-term and long-term components of this reserve and their location on our balance sheet were as follows at the dates indicated:

	Fiscal

	2002	2003

Short-term portion of reserve in other current liabilities	$7,377	$—
Long-term portion of reserve in long-term obligations	17,982	17,505

Total reserve	$25,359	$17,505

Operating Leases

Intuit leases office facilities and equipment under various operating lease agreements. The leases provide for annual rent increases of up to 10%. Annual minimum commitments under these leases are shown in the table below. The table includes leases for two vacant facilities in Mountain View, California and excludes any potential future sublease income for those facilities. See “Reserve for Vacant Facilities” above.

Fiscal Year	Commitments

(Dollars in thousands)
2004	$24,651
2005	25,745
2006	24,126
2007	22,643
2008	16,645
Thereafter	68,952

$182,762

Total lease expense for fiscal 2001, 2002 and 2003 was approximately $23.2 million, $23.9 million, and $27.3 million. Lease expense does not include a charge for vacant facilities of $13.2 million in fiscal 2002 and a credit for vacant facilities of $1.1 million in fiscal 2003. See “Reserve for Vacant Facilities” above.

14.	Income Taxes

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change included income from foreign operations of $4.6 million and $8.0 million for fiscal 2001 and 2002 and a loss from foreign operations of $0.7 million for fiscal 2003. The provision (benefit) for income taxes from continuing operations consisted of the following:

	Fiscal

	2001	2002	2003
(In thousands)
Current:
Federal	$46,025	$29,970	$92,249
State	10,200	7,917	5,721
Foreign	4,699	3,752	2,371

	60,924	41,639	100,341
Deferred:
Federal	(63,900)	(21,617)	33,107
State	(9,501)	(3,088)	(3,812)

	(73,401)	(24,705)	29,295

Total provision (benefit) for income taxes from continuing operations before cumulative effect of accounting change	$(12,477)	$16,934	$129,636

Differences between income taxes calculated using the federal statutory income tax rate of 35% and the provision (benefit) for income taxes from continuing operations were as follows:

	Fiscal

	2001	2002	2003

(In thousands)
Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	$(137,133)	$70,549	$392,838

Statutory federal income tax	$(47,997)	$24,692	$137,493
State income tax, net of federal benefit	699	4,829	1,909
Federal research and experimental credits	(4,000)	(4,000)	(6,262)
Non-deductible merger related charges	49,407	16,759	2,726
Tax exempt interest	(13,633)	(8,710)	(4,271)
Tax benefit related to divestiture	—	(25,770)	(2,228)
Other, net	3,047	9,134	269

Total	$(12,477)	$16,934	$129,636

Tax savings from deductions associated with our various stock option plans are not reflected in the current federal and state provisions. Savings were approximately $59.5 million in fiscal 2001, $53.2 million in fiscal 2002 and $47.8 million in fiscal 2003. These amounts were credited to stockholders’ equity and reduced taxes payable.

Significant deferred tax assets were as follows:

	July 31,

	2002	2003

(In thousands)
Deferred tax assets:
Accruals and reserves not currently deductible	$48,494	$45,860
NOL and tax credits carryforward	25,594	29,703
Unrealized loss on marketable securities	9,326	17,714
Merger charges	141,950	120,082
Fixed asset adjustments	18,735	10,826
Other, net	7,012	1,173

Total deferred tax assets	251,111	225,358
Valuation reserve	(6,759)	(7,473)

Total deferred tax assets, net of valuation reserve	$244,352	$217,885

We have provided a valuation reserve related to the benefits of losses in our foreign subsidiaries and certain state capital loss carryforwards that we believe are unlikely to be realized. The valuation allowance did not change in fiscal 2001, decreased by $4.7 million in fiscal 2002 and increased by $0.7 million in fiscal 2003.

At July 31, 2003, we had U.S. federal and foreign net operating loss carryforwards of approximately $16.4 million and $2.6 million. These net operating losses will expire at various dates beginning in fiscal 2011 if not utilized. At July 31, 2003, we also had various state tax credit carryforwards totaling approximately $22.7 million. The state credit carryforwards have no expiration date. Utilization of the net operating loss and credit carryforwards may be subject to substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating losses before utilization.

15.	Stockholders’ Equity

Stock Option Plans

Our 1993 Equity Incentive Plan terminated on January 18, 2002 when our stockholders approved our 2002 Equity Incentive Plan to replace the 1993 Plan. When the 1993 Plan terminated, all outstanding options under the 1993 Plan remained in effect in accordance with their terms. There were 3,809,906 shares available for grant under the 1993 Plan at its termination. We transferred 1,900,000 of these shares to our new 2002 Plan to be available for grant under that plan. The remaining 1,909,906 shares ceased to be available for grant under any of our equity compensation plans. Under the 1993 Plan, we were permitted to grant incentive and non-qualified stock options, restricted stock awards, stock bonuses and performance awards to employees, directors, consultants, and independent contractors of and advisors to Intuit. The Compensation and Organizational Development Committee of the Board of Directors or its delegees determined who would receive grants, exercisability, exercise price and other terms. The option exercise price was generally the fair market value at the date of grant. The outstanding options generally vest over four years based on continued service and expire after ten years.

Under the 2002 Plan, we may grant incentive and non-qualified stock options, restricted stock awards and stock bonuses to employees, directors, consultants, and independent contractors of and advisors to Intuit. The Compensation and Organizational Development Committee of the Board of Directors or its delegees determines who will receive grants, exercisability, exercise price and other terms. The option exercise price is generally the fair market value at the date of grant. During fiscal 2002, Intuit changed its standard option vesting schedule for the 2002 Plan so that future options granted generally become exercisable over a three-year period based on continued service and expire seven years after the grant date. Prior to that change, options vested over four years and expired ten years after the grant date. During fiscal 2003, we launched a mandatory share ownership program. Under this program all senior vice presidents, the executive vice president and Board members are required to hold a minimum of 3,000 shares by the later of May 2006 or three years from the date the individual becomes subject to the share ownership program. The chief executive officer is required to hold 100,000 shares. To provide an incentive to the senior vice presidents and the executive vice president, we implemented a matching unit component to the share ownership program. Under this matching unit program, we grant one share under a stock bonus award under the 2002 Plan, up to a maximum of 1,500 shares, for each two shares one of these officers purchases during the next three years. These matching units vest as to 100% of the shares subject to the stock bonus award four years after grant, or earlier on the officer’s retirement, death or disability. We record deferred compensation expense for these matching units based on the fair value of the award at the date of grant and recognize compensation expense at the time the matching units vest. We awarded a total of 2,849 matching units during fiscal 2003.

On October 7, 1996, we adopted the 1996 Directors Stock Option Plan. This plan provides for non-qualified stock options for a specified number of shares to be granted to all non-employee directors of Intuit. As of December 2002, Board members who serve on the Audit Committee, Compensation and Organizational Development Committee and Nominating and Governance Committee receive additional annual grants. The option exercise price equals the fair market value at the date of grant. Most options are subject to vesting over time based on continued service, with vesting periods ranging from one to four years. All options expire after ten years.

On November 11, 1998, we adopted the 1998 Option Plan for Mergers and Acquisitions. Under the 1998 Plan, we may grant non-qualified stock options to individuals who we hire as a result of our acquisitions of, or mergers with, other companies. The 1998 Plan was designed to meet the “broadly based plans” exemption from the stockholder approval requirement for stock option plans under the Nasdaq Stock Market listing requirements at the time the plan was adopted and, accordingly, has not been submitted to Intuit stockholders for approval. Options under the 1998 Plan can only be granted to eligible individuals within 18 months following the completion of the relevant acquisition or merger. Options granted to officers hired as a result of a merger or acquisition cannot exceed 45% of all shares reserved for grant under the 1998 Plan. Options granted under the 1998 Plan cannot have an exercise price that is less than the fair market value of Intuit’s common stock on the date of grant. During fiscal 2002, Intuit changed its standard option vesting schedule for the 1998 Plan so that future options granted generally become exercisable over a three-year period based on continued service and expire seven years after the grant date. Prior to that change, options generally vested over four years and expired ten years after the grant date.

In addition, in several instances we have assumed the outstanding options of companies that we acquired. Intuit granted no further options under the acquired companies’ option plans after the date of acquisition. We assumed options in connection with our acquisitions of EmployeeMatters, Inc. in January 2001, The Flagship Group in May 2002 and CBS Employer Services, Inc. in June 2002.

A summary of activity under all option plans is as follows:

			Options Outstanding

	Shares		Exercise	Weighted Average
	Available	Number of	Price Per	Exercise Price
	for Grant	Shares	Share	Per Share

Balance at July 31, 2000	11,093,956	31,272,225	$0.003 - $72.31	$23.43
Additional shares authorized	9,825,000	—	—	—
Options assumed related to acquisitions	74,235	—	—	—
Options converted related to acquisitions	(74,235)	74,235	0.18 - 71.92	9.19
Options granted	(12,556,801)	12,556,801	24.88 - 67.50	40.94
Options exercised	—	(5,201,860)	0.003 - 51.06	15.69
Options canceled or expired:
Options canceled or expired and returned to option pool	2,676,348	(2,676,348)	7.25 - 67.50	34.65
Options canceled from expired plans	191,220	(191,220)	0.18 - 51.69	33.33
Options removed from shares available for grant	(191,220)	—	—	—

Balance at July 31, 2001	11,038,503	35,833,833	$0.003 - $72.31	$29.77
Additional shares authorized	8,090,000	—	—	—
Options assumed related to acquisitions	324,207	—	—	—
Options converted related to acquisitions	(324,207)	324,207	6.93 - 43.10	26.26
Options granted	(8,887,021)	8,887,021	7.29 - 67.50	39.03
Options exercised	—	(5,961,223)	0.03 - 49.31	19.07
Options and shares canceled or expired:
Options canceled or expired and returned to option pool	2,061,912	(2,061,912)	7.25 - 67.50	38.09
Options canceled from expired plans	2,364,140	(2,364,140)	0.18 - 67.50	36.58
Options and shares removed from shares available for grant (1)	(4,274,046)	—	—	—

Balance at July 31, 2002	10,393,488	34,657,786	$0.003 - $72.31	$32.99
Additional shares authorized	5,000,000	—	—	—
Options granted	(6,148,327)	6,148,327	26.75 - 54.24	44.26
Restricted stock bonus awards granted	(427,849)	—	—	—
Options exercised	—	(5,564,618)	0.003 - 51.06	24.69
Options and shares canceled or expired:
Options canceled or expired and returned to option pool	843,835	(843,835)	26.31 - 67.50	44.67
Options canceled from expired plans	1,402,864	(1,402,864)	0.18 - 67.50	42.08
Options removed from shares available for grant	(1,402,864)	—	—	—

Balance at July 31, 2003	9,661,147	32,994,796	$0.18 - $72.31	$35.83

(1)	Includes 2,364,140 shares reflecting options that were canceled and not returned to any option pool because they were granted under expired plans, and 1,909,906 shares that were eliminated from shares available for grant in connection with the termination of the 1993 Plan.

We define net option grants as options granted less options canceled or expired and returned to the pool of options available for grant. We also monitor net option grants by subtracting from options granted both canceled or expired options that were returned to the pool of options available for grant and options canceled from expired plans. Net option grants under these two methods in shares and as a percentage of shares outstanding for fiscal 2001, 2002, and 2003 are shown in the following table.

	Fiscal

	2001	2002	2003

Net option grants (shares)	9,880,453	6,825,109	5,304,492
Net option grants (%)	4.7%	3.2%	2.7%
Net option grants including options canceled from expired plans (shares)	9,689,233	4,460,969	3,901,628
Net option grants including options canceled from expired plans (%)	4.6%	2.1%	2.0%
Shares outstanding at July 31	210,526,239	211,163,641	199,471,717

There were 15,551,666, 18,264,940 and 19,789,835 options exercisable under our stock option plans at July 31, 2001, 2002 and 2003. At July 31, 2003, there were 7,280,237 shares available for grant under the 2002 Plan, 2,199,035 shares available for grant under the 1998 Plan and 181,875 shares available for grant under the 1996 Directors Stock Option Plan.

The following table summarizes information about stock options outstanding as of July 31, 2003:

Options Outstanding				Options Exercisable

		Weighted Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
Exercise Price	Number	Life (Years)	Exercise Price	Number	Exercise Price

$0.18 - $13.04	3,283,564	3.81	$8.80	3,257,349	$8.81
13.04 - 26.31	3,664,668	5.43	19.93	3,512,974	19.73
26.75 - 29.38	3,386,432	6.59	28.77	2,728,274	28.63
29.85 - 35.00	4,103,907	7.19	32.91	2,913,588	32.84
35.31 - 37.26	3,965,644	7.89	36.98	1,797,349	36.85
38.05 - 42.25	2,886,575	7.54	40.11	1,386,767	39.93
42.27 - 43.98	3,942,507	6.83	42.79	606,768	43.46
44.13 - 50.00	3,851,226	6.63	46.21	949,239	47.19
51.06 - 64.81	2,393,587	6.89	56.87	1,577,691	57.45
67.50 - 72.31	1,516,686	6.83	67.61	1,059,836	67.64

$0.18 - $72.31	32,994,796	6.56	$35.83	19,789,835	$31.68

Distribution and Dilutive Effect of Options

The following table shows option grants to “Named Executives” and to all employees for the periods indicated. Named Executives are defined as the Company’s chief executive officer and each of the four other most highly compensated executive officers during fiscal 2003.

	Fiscal

	2001	2002	2003

Net option grants during the period as a percentage of outstanding shares	4.7%	3.2%	2.7%
Grants to Named Executives during the period as a percentage of total options granted	6.7%	3.5%	8.9%
Grants to Named Executives during the period as a percentage of outstanding shares	0.4%	0.1%	0.3%
Options held by Named Executives as a percentage of total options outstanding	7.6%	9.0%	11.6%

Stock Repurchase Programs

In May 2001, Intuit’s Board of Directors initiated Repurchase Plan I and authorized the Company to repurchase up to $500.0 million of its common stock from time to time over a three-year period. In July 2002, our Board of Directors increased the authorized purchase amount by $250.0 million to a total of $750.0 million. Shares of stock repurchased under the program became treasury shares. The stock repurchase program was concluded in December 2002 when the authorized purchase amount under the program was reached.

In March 2003, Intuit’s Board of Directors initiated Repurchase Plan II and authorized the Company to repurchase up to $500.0 million of its common stock from time to time over a three-year period. Shares of stock repurchased under this program become treasury shares.

The following table summarizes our stock repurchase activity, including broker commissions, through July 31, 2003:

	Plan I		Plan II		Total

Fiscal Year	Shares	Amount	Shares	Amount	Shares	Amount

(Dollars in thousands)
2001	238,500	$8,358	—	$—	238,500	$8,358
2002	7,361,839	318,422	—	—	7,361,839	318,422
2003	9,002,244	423,211	8,937,809	390,432	17,940,053	813,643

	16,602,583	$749,991	8,937,809	$390,432	25,540,392	$1,140,423

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

Shares repurchased under the plans described above from the inception of the plans had no significant impact on our basic and diluted net income or loss per share in fiscal 2001 or 2002 while they increased our basic and diluted net income per share by $0.13 and $0.12 in fiscal 2003.

Employee Stock Purchase Plan

In October 1996, Intuit adopted an Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code and reserved 3,800,000 shares of common stock for issuance under that Plan. Since its adoption, our stockholders have approved several share increases to the ESPP. At July 31, 2003, stockholders had approved a total of 4,900,000 shares for issuance under the ESPP. In July 2003, the ESPP was amended, subject to stockholder approval, to increase the number of shares of common stock reserved for issuance under the Plan by 500,000 shares to 5,400,000 shares. The ESPP has been amended twice to increase the frequency of new offering periods under the Plan as well as the frequency of share purchases in those offering periods. Effective after the June 2003 purchase, the ESPP’s twelve-month rolling concurrent offering periods are now composed of four three-month accrual periods at the end of which eligible employees may purchase shares at a discount. The discount at which the employee will be able to purchase shares under the ESPP will depend on the offering period in which she or he is participating since each rolling twelve-month offering period will be in its first, second, third or fourth three-month accrual period. The purchase price will be 85% of the lower of the closing price for Intuit common stock on the first day of the twelve-month offering period in which the employee is participating or the last day of the three-month accrual period of that offering period. During fiscal 2001, 2002 and 2003 employees purchased 469,873, 583,991 and 476,454 shares of Intuit common stock under the ESPP. At July 31, 2003, there were 1,885,016 shares available for issuance under this Plan, not including the 500,000 shares that are pending stockholder approval.

16.	Performance Sharing and Benefit Plans

Performance Sharing Plan

Intuit employees who are eligible for overtime pay are generally eligible to participate in Intuit’s performance sharing plan. Prior to fiscal 2003, certain employees who were not eligible for overtime pay were eligible to participate in the performance sharing plan. Under the performance sharing plan, all eligible employees receive awards that are calculated as a percentage of the wages paid to them during six-month performance periods. The Compensation and Organizational Development Committee of the Board of Directors determines the percentage to be paid, which is the same for all eligible employees, for each performance period under the plan. Performance sharing expense for fiscal 2001, 2002 and 2003 was approximately $21.9 million, $17.6 million and $5.3 million.

Intuit Performance Incentive Plan

In fiscal 2003 we initiated the Intuit Performance Incentive Plan, a broad-based incentive plan that replaced the Intuit Performance Sharing Plan for many Intuit employees. Most Intuit employees who are ineligible for overtime pay are eligible for the IPI Plan. The Compensation and Organizational Development Committee of the Board of Directors determines the aggregate amount to be paid under the IPI Plan each fiscal year. IPI Plan expense for fiscal 2003 was approximately $65.0 million.

Executive Deferred Compensation Plan

Intuit adopted the Executive Deferred Compensation Plan effective March 15, 2002. The plan allows executives who meet minimum compensation requirements to defer up to 50% of their salaries and up to 100% of their bonuses and commissions. We have agreed to credit the participants’ contributions with earnings that reflect the performance of certain independent investment funds. We may also make discretionary employer contributions to participant accounts. The timing, amounts and vesting schedules of employer contributions are at our sole discretion. The benefits under this plan are unsecured and are general assets of Intuit. Participants are generally eligible to receive payment of their vested benefit at the end of their elected deferral period or after termination of their employment with Intuit for any reason. Discretionary company contributions and the related earnings vest completely upon the participant’s disability, death or a change of control of Intuit. We made no employer contributions to the plan during fiscal 2002 and $0.2 million in employer contributions to the plan during fiscal 2003. During fiscal 2003, we also entered into several agreements in which we committed to make fully vested employer contributions on behalf of certain executives provided that they remain employed at Intuit on certain future dates. We held assets and liabilities of $0.3 million at July 31, 2002 and $5.7 million at July 31, 2003 related to this plan in other assets and in other current liabilities on our balance sheet.

Benefit Plans

Employees who participate in the Intuit 401(k) Plan may contribute up to 20% of pre-tax salary to the plan, subject to Internal Revenue Service limitations. Intuit matches a specified portion of the employee contributions up to a maximum amount per employee per year. The amount is subject to change on an annual basis. At July 31, 2002 and 2003, the match was 75%, up to $2,500. Matching contributions were approximately $6.9 million, $8.4 million and $10.9 million for fiscal 2001, 2002 and 2003. Participating employees age 50 or older may also make catch-up contributions. These contributions are not matched.

17.	Stockholder Rights Plan

On April 29, 1998, the Board of Directors adopted a stockholder rights plan designed to protect the long-term value of Intuit for its stockholders during any future unsolicited acquisition attempt. In connection with the plan, the Board declared a dividend of one preferred share purchase right for each share of Intuit’s common stock outstanding on May 11, 1998 (the “Record Date”) and further directed the issuance of one such right with respect to each share of Intuit’s common stock that is issued after the Record Date, except in certain circumstances. If a person or a group

(an “Acquiring Person”) acquires 20% or more of Intuit’s common stock, or announces an intention to make a tender offer for Intuit’s common stock, the consummation of which would result in a person or group becoming an Acquiring Person, then the rights will be distributed (the “Distribution Date”). After the Distribution Date, each right may be exercised for 1/3000th of a share of a newly designated Series B Junior Participating Preferred stock. In January 2003, the Board amended the rights plan to change the exercise price for the rights from $83.33 per 1/3 of 1/1000th share to $300.00 per 1/3 of 1/1000th share. The preferred stock has been structured so that the value of 1/3000th of a share of this preferred stock will approximate the value of one share of common stock. The rights will expire on May 1, 2008. In July 2002, we adopted a policy that requires an independent committee of our Board of Directors to review the rights plan at least once every three years to consider whether maintaining the rights plan continues to be in the best interests of Intuit and its stockholders.

18.	Litigation

On March 3, 2000, a class action lawsuit, Bruce v. Intuit Inc., was filed in the United States District Court, Central District of California, Eastern Division. Two virtually identical lawsuits were later filed: Rubin v. Intuit Inc., was filed on March 8, 2000 in the United States District Court, Southern District of New York and Newby v. Intuit Inc. was filed on April 27, 2000, in the United States District Court, Central District of California, Eastern Division. The Rubin case was dismissed on November 19, 2001. The Bruce and Newby lawsuits were consolidated into one lawsuit, In re Intuit Privacy Litigation, filed on July 28, 2000 in the United States District Court, Central District of California, Eastern Division. Following Intuit’s successful motion to dismiss several of the claims, an amended complaint was filed on May 2, 2001. A similar lawsuit, Almanza v. Intuit Inc. was filed on March 22, 2000 in the Superior Court of the State of California, San Bernardino County, Rancho Cucamonga Division. An amended complaint in the Almanza suit was filed on October 26, 2000. These purported class actions alleged violations of various federal and California statutes and common law claims for invasion of privacy based upon the alleged intentional disclosure to third parties of personal and private customer information entered at Intuit’s Quicken.com Web site. The complaints sought injunctive relief, orders to disgorge profits related to the alleged acts, and statutory and other damages. On January 6, 2003, a settlement between Intuit and the plaintiffs’ counsel in all of the remaining cases was preliminarily approved by the federal court with a final approval hearing scheduled for June 2003. The settlement was approved by the federal court in June 2003 and this and a related litigation in state court have been dismissed. The settlement terms are not material to Intuit.

Leonard Knable et al. v. Intuit Inc. was filed in Los Angeles County Superior Court on February 24, 2003. The lawsuit alleges various claims for unfair practices and deceptive and misleading advertising, fraud and deceit and product liability, on behalf of a purported class. The allegations are based on the design and operation of the product activation feature in Intuit’s TurboTax 2002 for Windows desktop software and Intuit’s representations and disclosures about product activation. The complaint seeks disgorgement of revenue from the sale of the product, compensatory and punitive damages, injunctive relief and attorneys’ fees and costs. Discovery has been served by all parties. Intuit has filed a motion to dismiss the causes of action in the complaint. Discovery is stayed pending the court’s decision on this motion.

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

19.	Related Party Transactions

Loans to Executive Officers and Other Employees

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

Loans to executive officers and other employees at July 31, 2002 and 2003 were as follows:

	July 31,

	2002	2003

(In thousands)
Loans to executive officers	$14,865	$14,891
Loans to other employees	6,405	4,799

	$21,270	$19,690

One employee with previously outstanding loans totaling approximately $1.1 million became an executive officer during fiscal 2003. Loans to executive officers totaling approximately $1.1 million were also repaid during fiscal 2003.

Of the total loans to executive officers at July 31, 2003, $9.4 million accrue no interest for either the term of the note or for up to four years. The remaining loans to executive officers at July 31, 2003 accrue interest at rates equal to the applicable federal rates in effect at the time the loans were made. Of the total outstanding loans to executive officers and other employees at July 31, 2003, loans with a remaining principal balance of $18.6 million were secured by real property. The loans have terms that range from one to ten years.

Repurchase of Vested Restricted Stock

In March 2003, our chief executive officer vested in 37,500 shares of restricted stock. To provide Mr. Bennett with the funds to pay the related payroll tax withholding obligation we repurchased from him 17,532 shares of common stock at $39.02 per share, the closing market price of Intuit stock on the date the restricted stock vested.

20.	Selected Quarterly Consolidated Financial Data (Unaudited)

The following tables contain selected quarterly consolidated financial data for fiscal years 2002 and 2003. We accounted for the July 2002 sale of our Quicken Loans mortgage business segment and the February 2003 sale of our Japanese subsidiary, Intuit KK, as discontinued operations. As a result, the operating results of Quicken Loans and Intuit KK have been segregated from continuing operations in our consolidated financial statements and in these tables. See Note 9. In addition, we amortized certain goodwill during fiscal 2002 but ceased amortizing goodwill when we adopted SFAS 142 on August 1, 2002. This affects the comparability of quarterly results for fiscal 2002 and 2003. See Note 4.

	Fiscal 2002 Quarter Ended

	October 31	January 31	April 30	July 31

(In thousands, except per share amounts)
Total net revenue	$158,318	$475,908	$491,152	$186,850
Cost of revenue	61,711	113,421	69,006	57,658
All other costs and expenses	233,625	267,180	243,740	215,387
Net income (loss) from continuing operations	(103,306)	99,896	132,702	(75,677)
Net income from discontinued operations	10,879	19,972	11,779	43,915
Net income (loss)	(92,427)	119,868	144,481	(31,762)
Basic net income (loss) per share from continuing operations	$(0.49)	$0.47	$0.63	$(0.36)
Basic net income per share from discontinued operations	0.05	0.09	0.05	0.21

Basic net income (loss) per share	$(0.44)	$0.56	$0.68	$(0.15)

Diluted net income (loss) per share from continuing operations	$(0.49)	$0.46	$0.62	$(0.36)
Diluted net income per share from discontinued operations	0.05	0.09	0.05	0.21

Diluted net income (loss) per share	$(0.44)	$0.55	$0.67	$(0.15)

	Fiscal 2003 Quarter Ended

	October 31	January 31	April 30	July 31

(In thousands, except per share amounts)
Total net revenue	$212,872	$558,076	$634,698	$245,097
Cost of revenue	72,891	119,301	92,368	73,200
All other costs and expenses	235,438	268,096	233,803	212,414
Net income (loss) from continuing operations	(60,449)	125,371	222,968	(24,688)
Net income from discontinued operations	5,764	3,059	71,009	—
Net income (loss)	(54,685)	128,430	293,977	(24,688)
Basic net income (loss) per share from continuing operations	$(0.29)	$0.61	$1.08	$(0.12)
Basic net income per share from discontinued operations	0.03	0.01	0.35	—

Basic net income (loss) per share	$(0.26)	$0.62	$1.43	$(0.12)

Diluted net income (loss) per share from continuing operations	$(0.29)	$0.59	$1.06	$(0.12)
Diluted net income per share from discontinued operations	0.03	0.01	0.34	—

Diluted net income (loss) per share	$(0.26)	$0.60	$1.40	$(0.12)

21.	Events Subsequent to Date of Independent Auditor’s Report (Unaudited)

Acquisition

On July 22, 2003, we entered into a definitive agreement to acquire all of the membership interests of Innovative Merchant Solutions LLC (“IMS”) and a related entity doing business as Innovative Gateway Solutions for an aggregate purchase price of up to $116.0 million in cash. IMS offers a full range of merchant account services to small businesses nationwide, including credit and debit card processing services. As part of our Right for My Business strategy, Intuit plans to operate IMS as a separate business unit under its Small Business Products and Services segment. IMS will continue to be led by its current chief executive officer and will be headquartered in Calabasas, California. The transaction has been approved by Intuit’s Board of Directors and by the members of IMS and Innovative Gateway Solutions and is expected to close in the first quarter of fiscal 2003 upon the satisfaction of remaining closing conditions.

Stock Repurchase Plan

In August 2003, Intuit’s Board of Directors initiated Repurchase Plan III and authorized the Company to repurchase up to $500.0 million of its common stock from time to time over a three-year period. Shares of stock repurchased under this program will become treasury shares.

Litigation

On September 17, 2003, Muriel Siebert & Co., Inc. v. Intuit Inc. was filed in the Supreme Court of the State of New York, County of New York. The lawsuit alleges various claims for breach of contract, breach of express and implied covenants of good faith and fair dealing, breach of fiduciary duty, misrepresentation and/or fraud, and promissory estoppel. The allegations relate to Quicken Brokerage powered by Siebert, a strategic alliance between the two companies. The complaint seeks compensatory, punitive, and other damages. Intuit has not been served with the complaint. Intuit believes this lawsuit is without merit and intends to defend the litigation vigorously.

Schedule II

INTUIT INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Expense/		End of
	Period	Revenue	Deductions	Period

(In thousands)
Year ended July 31, 2001
Allowance for doubtful accounts	$8,637	$10,593	$(3,379)	$15,851
Reserve for product returns	$55,796	$53,660	$(81,557)	$27,899
Year ended July 31, 2002
Allowance for doubtful accounts	$15,851	$3,494	$(13,649)	$5,696
Reserve for product returns	$27,899	$92,798	$(88,602)	$32,095
Year ended July 31, 2003
Allowance for doubtful accounts	$5,696	$1,793	$(2,080)	$5,409
Reserve for product returns	$32,095	$134,558	$(132,247)	$34,406

Note: Additions to the allowance for doubtful accounts are charged to expense. Additions to the reserve for product returns are charged against revenue.

ITEM 9
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A
CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer) of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as required by Rules 13a-15 and 15d-15 under the Exchange Act, as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III
ITEM 10
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information about directors required for this Item is incorporated by reference from our Proxy Statement to be filed for our October 2003 Annual Meeting of Stockholders. Information about executive officers that is required for this Item can be found in Item 4A.

We have adopted a code of ethics, which we call our Business Conduct Guide, that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer/controller, and persons performing similar functions. We have filed the Business Conduct Guide as an Exhibit to this Form 10-K.

ITEM 11
EXECUTIVE COMPENSATION

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our October 2003 Annual Meeting of Stockholders.

ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our October 2003 Annual Meeting of Stockholders.

ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our October 2003 Annual Meeting of Stockholders.

ITEM 14
PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our October 2003 Annual Meeting of Stockholders.

PART IV
ITEM 15
EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements — See Index to Consolidated Financial Statements in Part II, Item 8.

2.	Financial Statement Schedules — See Index to Consolidated Financial Statements in Part II, Item 8.

3.	Exhibits

Incorporated by Reference

Ex. No.	Exhibit Description	Filed with this 10-K	Form	File No.	Date Filed

2.01	Stock Sale and Purchase Agreement by and among Intuit, Venture Finance Software Corp. and certain security holders of Venture Finance Software Corp., dated August 30, 2000		8-K		09/13/00

2.02#	Stock Purchase and Sale Agreement by and among BRFC LLC, Intuit, Quicken Loans, Inc., and Title Source, Inc., dated June 20, 2002		8-K		08/15/02

2.03#	Amendment to Stock Purchase and Sale Agreement by and among BRFC LLC, Intuit, Quicken Loans, Inc., and Title Source, Inc., dated July 29, 2002		8-K		08/15/02

3.01	Restated Intuit Certificate of Incorporation, dated as of January 19, 2000		10-Q		06/14/00

3.02	Third Amended and Restated Rights Agreement, dated as of January 30, 2003		8-A/A	000- 21180	02/18/03

3.03	Bylaws of Intuit, as amended and restated effective May 1, 2002		10-Q		05/31/02

4.01	Form of Specimen Certificate for Intuit’s Common Stock		10-K		09/25/02

4.02	Form of Right Certificate for Series B Junior Participating Preferred Stock (included in Exhibit 3.02 as Exhibit B)		8-A/A	000- 21180	02/18/03

10.01+	Intuit 2002 Equity Incentive Plan and related plan documents, as amended through July 30, 2003	X

10.02+	Intuit 1993 Equity Incentive Plan, as amended through January 16, 2002		10-Q		02/28/02

10.03+	Intuit 1996 Employee Stock Purchase Plan, as amended through July 30, 2003	X

10.04+	Intuit 1996 Directors Stock Option Plan and forms of Agreement, as amended by the Board on January 30, 2003		10-Q		02/28/03

10.05+	Intuit 1998 Option Plan for Mergers and Acquisitions and form of Agreement, as amended through July 29, 2003	X

10.06+	Intuit Form of Amendment to All Stock Options Outstanding at February 19, 1999		10-K		10/12/99

10.07+	Intuit Performance Incentive Plan, effective August 1, 2002		10-K		09/25/02

10.08+	Intuit Executive Deferred Compensation Plan, effective March 15, 2002		10-Q		05/31/02

10.09+	Intuit Senior Executive Incentive Plan adopted on December 12, 2002		DEF 14A Appendix 3		10/23/02

10.10+	Form of Indemnification Agreement entered into by Intuit with each of its directors and certain officers		10-K		09/25/02

Incorporated by Reference

Ex. No.	Exhibit Description	Filed with this 10-K	Form	File No.	Date Filed

10.11+	Letter Agreement of Employment between Intuit and William V. Campbell, dated March 30, 1994		10-K		10/31/94

10.12+	Amended and Restated Employment Agreement between Intuit and Stephen M. Bennett, dated July 30, 2003		8-K		08/01/03

10.13+	Restricted Stock Purchase Agreement, with respect to 150,000 shares of Intuit Common Stock between Intuit and Stephen M. Bennett, dated January 24, 2000		S-8	333- 51700	12/12/00

10.14+	Restricted Stock Purchase Agreement, with respect to 75,000 shares of Intuit Common Stock between Intuit and Stephen M. Bennett, dated January 24, 2000		S-8	333- 51700	12/12/00

10.15+	Amendment No. 1 to Restricted Stock Purchase Agreement, with respect to 150,000 shares of Intuit Common Stock dated January 24, 2000 between Intuit and Stephen M. Bennett, dated January 17, 2001		10-Q		06/13/01

10.16+	Amendment No. 1 to Restricted Stock Purchase Agreement, with respect to 75,000 shares of Intuit Common Stock dated January 24, 2000 between Intuit and Stephen M. Bennett, dated January 17, 2001		10-Q		06/13/01

10.17+	Amended and Restated Secured Balloon Payment Promissory Note between Intuit and Stephen M. Bennett, dated November 26, 2001		10-Q		02/28/02

10.18+	Amended and Restated Secured Full Recourse Balloon Payment Promissory Note (and related Stock Pledge Agreement) between Intuit and Stephen M. Bennett, dated February 19, 2002		10-Q		02/28/02

10.19+	Share Repurchase Agreement between Intuit and Stephen M. Bennett, dated March 27, 2003		10-Q		05/30/03

10.20+	2002 Equity Incentive Plan Stock Bonus Award Agreement between Intuit and Stephen M. Bennett dated July 30, 2003	X

10.21+	Amended and Restated Employment Agreement between Intuit and Lorrie M. Norrington, dated July 31, 2003	X

10.22+	Secured Balloon Payment Promissory Note for the principal amount of $5,500,000 between Intuit and Lorrie Norrington, dated May 20, 2002		10-K		09/25/02

10.23+	Secured Balloon Payment Bridge Loan Promissory Note for the principal amount of $1,000,000 between Intuit and Lorrie Norrington, dated May 20, 2002		10-K		09/25/02

10.24+	Separation Agreement between Intuit and Greg J. Santora, dated December 30, 2002		10-Q		02/28/03

10.25+	Employment Agreement between Intuit and Robert “Brad” Henske, dated December 30, 2002		10-Q		02/28/03

10.26+	Amended and Restated Secured Balloon Payment Promissory Note for the principal amount of $1,030,500 between Intuit and Dennis Adsit, dated November 26, 2001		10-Q		12/05/02

10.27+	Secured Balloon Payment Promissory Note for the principal amount of $75,000 between Intuit and Dennis Adsit, dated December 31, 2001		10-K		09/25/02

10.28+	Amended Secured Balloon Payment Bridge Loan Promissory Note for the principal amount of $1,044,000 between Intuit and Thomas Allanson, dated April 18, 2002		10-Q		05/31/02

10.29+	Employment Agreement between Intuit and Richard William Ihrie, dated October 14, 2000		10-K		10/05/01

10.30+	Amended and Restated Secured Balloon Payment Promissory Note for the principal amount of $1,800,000 between Intuit and Richard W. Ihrie, dated November 26, 2001		10-Q		02/28/02

10.31#	Amended & Restated Services Agreement between Intuit and Ingram Micro Inc. dated September 11, 2001		10-Q		12/07/01

Incorporated by Reference

Ex. No.	Exhibit Description	Filed with this 10-K	Form	File No.	Date Filed

10.32#	Master Agreement between Intuit and Modus Media International, Inc. dated November 1, 2000, as amended on August 27, 2001		10-Q		12/07/01

10.33	Supply Agreement between Intuit and John H. Harland Company (“Harland”), effective as of January 1, 2000		10-K		10/13/00

10.34#	Term Sheet for Fulfillment Products and Services for FSG and P-TAP Non-Imprintable Products between Intuit and Harland, dated October 25, 2001		10-Q		02/28/02

10.35#	Agreement for Purchase of Intuit-owned Inventory for FSG and P-TAP Non-Imprintable Products between Intuit and Harland, dated October 25, 2001		10-Q		02/28/02

10.36#	Addendum for USBP and Omware Imprintable Products between Intuit and Harland, dated July 16, 2002		10-K		09/25/02

10.37#	Addendum for Fulfillment Products and Services for FSG and P-Tap Non-Imprintable Products between Intuit and Harland, dated October 11, 2002		10-Q		12/05/02

10.38#	Amendment #1 to the Addendum for Fulfillment Products and Services for FSG and P-Tap Non-Imprintable Products between Intuit and Harland, dated as of July 18, 2003	X

10.39#	Term Sheet for Shipping Label Products between Intuit and the John H. Harland Company, dated June 9, 2003	X

10.40#	Addendum for Core Tax Forms between Intuit and Harland dated June 2, 2003	X

10.41	Master Services Agreement between Intuit and Arvato Services, Inc., dated May 28, 2003	X

10.42	Master Services Agreement between Intuit and Sony Disc Manufacturing, dated July 24, 2002		10-K		09/25/02

10.43	Mortgage Warehousing Agreements and Related Documents between Intuit and Quicken Loans, Inc., dated as of July 31, 2002		8-K		08/15/02

10.44	Lease Expiration Advancement Agreement effective July 31, 2003 between Intuit and Charleston Properties for 2475, 2500, 2525, 2535 and 2550 Garcia Avenue and 2650, 2675, 2700 and 2750 Coast Avenue, Mountain View, CA	X

10.45	Lease Agreement dated as of July 31, 2003 between Intuit and Charleston Properties for 2475, 2500, 2525, 2535 and 2550 Garcia Avenue, Mountain View, CA	X

10.46	Lease Agreement dated as of July 31, 2003 between Intuit and Charleston Properties for 2650, 2675, 2700 and 2750 Coast Avenue and 2600 Casey Avenue, Mountain View, California	X

10.47	Lease Agreement dated as of March 29, 1999 between Intuit and various parties as Landlord for 2632 Marine Way, Mountain View, California		10-K		10/13/01

10.48	Build-to-Suit Lease Agreement dated as of June 9, 1995 as amended April 14, 1998 between Intuit and Kilroy Realty Corporation, successor to UTC Greenwich Partners, a California limited partnership for 6200 and 6220 Greenwich, San Diego, California		10-K		10/30/95

10.49	Consent to Sublease Agreement dated March 31, 2000 among Intuit as subtenant, Spieker Properties, L.P. and Franklin Templeton Corporate Services, Inc. for Eastgate Mall, San Diego, California		10-Q		06/14/00

10.50	Build-to-Suit Lease Agreement dated as of April 8, 1998, between Intuit and TACC Investors, LLC for property located at 2800 East Commerce Center Place, Tucson, Arizona		10-K		10/06/98

Incorporated by Reference

Ex. No.	Exhibit Description	Filed with this 10-K	Form	File No.	Date Filed

10.51	Lease Agreement dated August 16, 2002 between Intuit and Pegasus Aviation, Inc. for property located at 6550 S. Country Club Road, Tucson, Arizona	X

10.52	Subordination Agreement; Acknowledgment of Lease Assignment, Estoppel, Attornment and Non-Disturbance Agreement dated August 22, 2002 among Intuit, Pegasus Aviation, Inc., and Bank One, Arizona, N.A.	X

10.53	Lease Agreement dated as of June 1, 1993 between Intuit as successor in interest to Computing Resources, Inc. who is successor in interest to Pioneer Bank and Dermody Properties for 5400 Equity Avenue, Reno, Nevada		10-K		10/12/99

10.54	Lease Agreement dated as of January 1, 1994 between Intuit as successor in interest to Computing Resources, Inc. and 1285 Financial Boulevard, Inc. for 1285 Financial Boulevard, Reno, Nevada		10-K		10/12/99

10.55	Sublease Agreement and Amendments between Lacerte Software Corporation and Oryx Energy Company for 13155 Noel Road, Suite 2200, Dallas, Texas		10-K		10/12/99

10.56	Office Lease Agreement dated February 22, 2000 between Lacerte Software Corporation and KCD-TX 1 Investment Limited Partnership for office space in Plano, Texas		10-Q		06/14/00

10.57	Assignment and Assumption of Lease dated as of September 27, 2002 between KCD-TX I Investment Limited Partnership and Wells Operating Partnership, L.P., re office space in Plano, Texas	X

14.01	Code of Ethics: Intuit Business Conduct Guide adopted July 31, 2003	X

21.01	List of Intuit’s Subsidiaries	X

23.01	Consent of Ernst & Young LLP, Independent Auditors	X

24.01	Power of Attorney (see signature page)	X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01	Section 1350 Certification (Chief Executive Officer)	X

32.02	Section 1350 Certification (Chief Financial Officer)	X

+	Indicates a management contract or compensatory plan or arrangement

#	We have requested confidential treatment for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission (the “SEC”). We omitted such portions from this filing and filed them separately with the SEC.

(b)	Reports on Form 8-K filed during the fourth quarter of fiscal 2003:

On May 14, 2003, Intuit filed a report on Form 8-K to report under Item 9 and Item 12 its financial results for the quarter ended April 30, 2003. Intuit’s balance sheet and statement of operations for the third quarter and nine months ended April 30, 2003 were included in the 8-K.

(c)	Exhibits

See Item 14(a)(3) above.

(d)	Financial Statement Schedules

See Item 14(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC

Dated: September 19, 2003	By: /s/ ROBERT B. HENSKE
Robert B. Henske
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY

By signing this Form 10-K below, I hereby appoint each of Stephen M. Bennett and Robert B. Henske, as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form 10-K (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

Principal Executive Officer:

/s/ STEPHEN M. BENNETT Stephen M. Bennett	President, Chief Executive Officer and Director	September 19, 2003

Principal Financial Officer:

/s/ ROBERT B. HENSKE Robert B. Henske	Senior Vice President and Chief Financial Officer	September 19, 2003

Principal Accounting Officer:

/s/ DOROTHY D. HAYES Dorothy D. Hayes	Vice President, Corporate Controller and Finance Operations	September 19, 2003

Additional Directors:

/s/ CHRISTOPHER W. BRODY Christopher W. Brody	Director	September 19, 2003

/s/ WILLIAM V. CAMPBELL William V. Campbell	Chairman of the Board of Directors	September 19, 2003

/s/ SCOTT D. COOK Scott D. Cook	Director	September 19, 2003

/s/ L. JOHN DOERR L. John Doerr	Director	September 19, 2003

/s/ DONNA L. DUBINSKY Donna L. Dubinsky	Director	September 19, 2003

/s/ MICHAEL R. HALLMAN Michael R. Hallman	Director	September 19, 2003

/s/ STRATTON SCLAVOS Stratton Sclavos	Director	September 19, 2003

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.01+	Intuit 2002 Equity Incentive Plan and related plan documents, as amended through July 30, 2003

10.03+	Intuit 1996 Employee Stock Purchase Plan, as amended through July 30, 2003

10.05+	Intuit 1998 Option Plan for Mergers and Acquisitions and form of Agreement, as amended through July 29, 2003

10.20+	2002 Equity Incentive Plan Stock Bonus Award Agreement between Intuit and Stephen M. Bennett dated July 30, 2003

10.21+	Amended and Restated Employment Agreement between Intuit and Lorrie M. Norrington, dated July 31, 2003

10.38#	Amendment #1 to the Addendum for Fulfillment Products and Services for FSG and P-Tap Non-Imprintable Products between Intuit and Harland, dated as of July 18, 2003

10.39#	Term Sheet for Shipping Label Products between Intuit and the John H. Harland Company, dated June 9, 2003

10.40#	Addendum for Core Tax Forms between Intuit and Harland dated June 2, 2003

10.41	Master Services Agreement between Intuit and Arvato Services, Inc., dated May 28, 2003

10.44	Lease Expiration Advancement Agreement effective July 31, 2003 between Intuit and Charleston Properties for 2475, 2500, 2525, 2535 and 2550 Garcia Avenue and 2650, 2675, 2700 and 2750 Coast Avenue, Mountain View, CA

10.45	Lease Agreement dated as of July 31, 2003 between Intuit and Charleston Properties for 2475, 2500, 2525, 2535 and 2550 Garcia Avenue, Mountain View, CA

10.46	Lease Agreement dated as of July 31, 2003 between Intuit and Charleston Properties for 2650, 2675, 2700 and 2750 Coast Avenue and 2600 Casey Avenue, Mountain View, California

10.51	Lease Agreement dated August 16, 2002 between Intuit and Pegasus Aviation, Inc. for property located at 6550 S. Country Club Road, Tucson, Arizona

10.52	Subordination Agreement; Acknowledgment of Lease Assignment, Estoppel, Attornment and Non-Disturbance Agreement dated August 22, 2002 among Intuit, Pegasus Aviation, Inc., and Bank One, Arizona, N.A.

10.57	Assignment and Assumption of Lease dated as of September 27, 2002 between KCD-TX I Investment Limited Partnership and Wells Operating Partnership, L.P., re office space in Plano, Texas

14.01	Code of Ethics: Intuit Business Conduct Guide adopted July 31, 2003

21.01	List of Intuit’s Subsidiaries

23.01	Consent of Ernst & Young LLP, Independent Auditors

24.01	Power of Attorney (see signature page)

31.01	Certification of Chief Executive Officer

31.02	Certification of Chief Financial Officer

32.01	Section 1350 Certification (Chief Executive Officer)

32.02	Section 1350 Certification (Chief Financial Officer)

+	Indicates a management contract or compensatory plan or arrangement

#	We have requested confidential treatment for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission (the “SEC”). We omitted such portions from this filing and filed them separately with the SEC.