Form 10-Q
period 2003-10-31
INTUIT INC
filed 2003-12-05
CIK 896878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2003 or

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

Approximately 198,493,971 shares of Common Stock, $0.01 par value, as of November 30, 2003

CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4 CONTROLS AND PROCEDURES
PART II
ITEM 1 LEGAL PROCEEDINGS
ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5 OTHER MATTERS
ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX
EXHIBIT 10.01
EXHIBIT 10.02
EXHIBIT 10.03
EXHIBIT 10.04
EXHIBIT 31.01
EXHIBIT 31.02
EXHIBIT 32.01
EXHIBIT 32.02

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

INTUIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
	2003	2003

(In thousands; unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$170,043	$147,607
Short-term investments	1,036,758	770,008
Marketable securities	865	1,028
Customer deposits	306,007	283,154
Accounts receivable, net	88,156	76,828
Deferred income taxes	34,824	34,741
Prepaid expenses and other current assets	32,217	52,831

Total current assets	1,668,870	1,366,197
Property and equipment, net	188,253	188,997
Goodwill, net	591,091	691,322
Purchased intangibles, net	125,445	132,467
Long-term deferred income taxes	183,061	183,061
Loans to executive officers and other employees	19,690	19,410
Other assets	13,857	18,229

Total assets	$2,790,267	$2,599,683

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,786	$84,633
Accrued compensation and related liabilities	118,678	68,293
Payroll service obligations	306,007	283,154
Deferred revenue	178,840	183,189
Income taxes payable	76,725	42,248
Other current liabilities	59,129	58,767

Total current liabilities	796,165	720,284

Long-term obligations	29,265	31,058

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	1,921,554	1,928,849
Treasury shares, at cost	(672,326)	(724,990)
Deferred compensation	(25,850)	(23,780)
Accumulated other comprehensive income (loss)	(789)	(1,539)
Retained earnings	742,248	669,801

Total stockholders’ equity	1,964,837	1,848,341

Total liabilities and stockholders’ equity	$2,790,267	$2,599,683

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	October 31,
	2002	2003

(In thousands, except per share amounts; unaudited)
Net revenue:
Product	$141,903	$160,185
Service	55,604	66,267
Other	15,365	16,076

Total net revenue	212,872	242,528

Costs and expenses:
Cost of revenue:
Cost of product revenue	28,712	32,018
Cost of service revenue	36,612	35,836
Cost of other revenue	4,590	6,784
Amortization of purchased software	2,977	3,289
Customer service and technical support	39,630	40,991
Selling and marketing	74,821	91,949
Research and development	64,127	71,331
General and administrative	39,616	43,695
Charge for purchased research and development	7,789	—
Acquisition-related charges	9,455	6,049

Total costs and expenses	308,329	331,942

Loss from continuing operations	(95,457)	(89,414)
Interest and other income	8,786	7,490
Gains on marketable securities and other investments, net	253	147

Loss from continuing operations before income taxes	(86,418)	(81,777)
Income tax benefit	(25,969)	(27,812)

Net loss from continuing operations	(60,449)	(53,965)
Discontinued operations, net of income taxes (Note 6):
Gain on disposal of Quicken Loans discontinued operations	5,556	—
Net income from Intuit KK discontinued operations	208	—

Net income from discontinued operations	5,764	—

Net loss	$(54,685)	$(53,965)

Basic and diluted net loss per share from continuing operations	$(0.29)	$(0.27)
Basic and diluted net income per share from discontinued operations	0.03	—

Basic and diluted net loss per share	$(0.26)	$(0.27)

Shares used in basic and diluted per share amounts	207,965	198,747

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	October 31,
	2002	2003

(In thousands; unaudited)
Cash flows from operating activities:
Net loss from continuing operations	$(60,449)	$(53,965)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Acquisition-related charges	9,455	6,049
Amortization of purchased software	2,977	3,289
Amortization of other purchased intangible assets	—	1,460
Charge for purchased research and development	7,789	—
Amortization of deferred compensation not related to acquisitions	634	1,561
Depreciation	18,379	19,745
Loss on disposal of property and equipment	1,786	1,257
Net gains from marketable securities and other investments	(253)	(147)
Deferred income taxes	5,967	—
Tax benefit from employee stock options	16,431	7,523

Subtotal	2,716	(13,228)

Changes in operating assets and liabilities:
Customer deposits	(7,740)	22,853
Accounts receivable	(4,428)	12,838
Income taxes receivable	(54,977)	—
Prepaid expenses and other current assets	13,839	(17,422)
Accounts payable	2,707	25,920
Accrued compensation and related liabilities	(13,372)	(50,389)
Payroll service obligations	7,736	(22,853)
Deferred revenue	(390)	4,349
Income taxes payable	—	(34,477)
Other current liabilities	300	(2,723)

Total changes in operating assets and liabilities	(56,325)	(61,904)

Net cash used in operating activities	(53,609)	(75,132)

Cash flows from investing activities:
Change in other assets	(2,343)	(3,908)
Purchases of property and equipment	(27,788)	(21,105)
Purchases of short-term investments	(279,300)	(534,373)
Liquidation and maturity of short-term investments	569,687	801,237
Acquisitions of businesses, net of cash acquired	(171,742)	(117,998)

Net cash provided by investing activities	88,514	123,853

Cash flows from financing activities:
Change in long-term obligations	(317)	1,793
Net proceeds from issuance of common stock	43,328	31,935
Purchase of treasury stock	(300,349)	(103,072)

Net cash used in financing activities	(257,338)	(69,344)

Net cash provided by discontinued operations	96,919	—
Effect of foreign currency translation	(318)	(1,813)

Net decrease in cash and cash equivalents	(125,832)	(22,436)
Cash and cash equivalents at beginning of period	408,948	170,043

Cash and cash equivalents at end of period	$283,116	$147,607

See accompanying notes.

INTUIT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the financial statements of Intuit and its wholly owned subsidiaries. We have eliminated all significant intercompany balances and transactions in consolidation. We have reclassified certain other amounts previously reported in our financial statements to conform to the current presentation. As discussed in Note 6 , we sold our Quicken Loans mortgage business in July 2002 and our Japanese subsidiary, Intuit KK, in February 2003 and accounted for the sales of these businesses as discontinued operations. Accordingly, we have reclassified our financial statements for all periods presented to reflect Quicken Loans and Intuit KK as discontinued operations. Unless noted otherwise, discussions in these notes pertain to our continuing operations.

We have included all normal recurring adjustments and the adjustments for discontinued operations described in Note 6 that we considered necessary to give a fair presentation of our operating results for the periods presented. These condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements for the fiscal year ended July 31, 2003 included in Intuit’s Form 10-K, filed with the Securities and Exchange Commission on September 19, 2003. Results for the three months ended October 31, 2003 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2004 or any other future period. Our tax businesses are highly seasonal, with sales of tax preparation products and services heavily concentrated in the period from November through April. These seasonal patterns mean that our total net revenue is usually highest during our second and third fiscal quarters.

Use of Estimates

We make estimates and assumptions that affect the amounts reported in the financial statements and the disclosures made in the accompanying notes. For example, we use estimates in determining the fair value of undelivered elements in multiple element arrangements, the appropriate levels of reserves for product returns and rebates, the collectibility of accounts receivable, the realizability of deferred tax assets, the appropriate levels of various accruals and the remaining economic lives and carrying values of purchased intangible assets, property and equipment and other long-lived assets. We also use assumptions when employing the Black-Scholes valuation model to estimate the fair value of stock options granted for pro forma disclosures. See Note 1, “Stock-Based Incentive Programs.” Despite our intention to establish accurate estimates and use reasonable assumptions, actual results may differ from our estimates.

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

In some situations, we receive advance payments from our customers. We defer revenue associated with these advance payments until we ship the products or perform the services. Deferred revenue consisted of the following at the dates indicated:

	July 31,	October 31,
	2003	2003

(In thousands)
Customer support	$24,643	$22,704
Payroll-related	68,117	55,868
Professional tax advance payments	56,877	66,043
Other	29,203	38,574

	$178,840	$183,189

In accordance with Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” we generally account for cash consideration (such as sales incentives) that we give to our customers or resellers as a reduction of revenue rather than as an operating expense unless we receive a benefit that we can identify and reasonably estimate.

Product Revenue

We typically recognize revenue from the sale of our packaged software products and supplies when we ship the products. We sell some of our QuickBooks and Consumer Tax products on consignment to a limited number of resellers. We recognize revenue for these consignment transactions only when the end-user sale has occurred.

We reduce product revenue from distributors and retailers for estimated returns that are based on historical returns experience and other factors, such as the volume and price mix of products in the retail channel, return rates for prior releases of the product, trends in retailer inventory and economic trends that might impact customer demand for our products (including the competitive environment and the timing of new releases of our product). We also reduce product revenue for the estimated redemption of rebates on certain current product sales. Our estimated reserves for distributor and retailer sales incentive rebates are based on distributors’ and retailers’ actual performance against the terms and conditions of rebate programs, which we typically establish annually. End user rebate reserves are estimated based on the terms and conditions of the specific promotional rebate program, actual sales during the promotion, the amount of redemptions received and historical redemption trends by product and by type of promotional program.

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

Other Revenue

Other revenue consists primarily of revenue from revenue-sharing arrangements with third-party service providers and from online advertising agreements. We recognize transaction fees from revenue sharing arrangements as end-user sales are reported to us by these partners. We typically recognize revenue from online advertising agreements as the advertisements are served or pro rata based on the contractual time period, whichever is less.

Multiple Element Arrangements

We enter into certain revenue arrangements for which we are obligated to deliver multiple products and/or services (multiple elements). For these arrangements, which generally include software products, we allocate and defer revenue for the undelivered elements based on their vendor-specific objective evidence (“VSOE”) of fair value. VSOE is generally the price charged when that element is sold separately.

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

For arrangements where undelivered services are essential to the functionality of delivered software, we recognize both the product license revenues and service revenues under the percentage of completion contract method in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” To date, product license and service revenues recognized pursuant to SOP 81-1 have not been significant.

Shipping and Handling

We record the amounts we charge our customers for the shipping and handling of our software products as product revenue and we record the related costs as cost of product revenue on our statement of operations. Product revenue from shipping and handling totaled $3.6 million in the first quarter of fiscal 2003 and $4.0 million in the first quarter of fiscal 2004.

Per Share Computations

We compute basic income or loss per share using the weighted average number of common shares outstanding during the period. We compute diluted income or loss per share using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon the exercise of stock options under the treasury stock method and vested restricted stock awards. In loss periods, basic and diluted loss per share are identical since the effect of common equivalent shares is anti-dilutive and therefore excluded.

For the first quarter of fiscal 2003 and 2004, we excluded 12.0 million and 10.8 million common equivalent shares from our diluted per share computations because we experienced net losses in those periods.

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

We regularly perform reviews to determine if the carrying values of our long-lived assets are impaired. In accordance with Statement of Financial Accounting Standards (‘SFAS”) No. 142, “Goodwill and Other Intangible

Assets,” we review goodwill and other intangible assets that have indefinite useful lives for impairment at least annually in the fourth quarter, or more frequently if an event occurs indicating the potential for impairment. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review intangible assets that have finite useful lives and other long-lived assets when an event occurs indicating the potential for impairment. In our reviews, we look for facts or circumstances, either internal or external, indicating that we may not recover the carrying value of the asset. We measure impairment losses related to long-lived assets based on the amount by which the carrying amounts of these assets exceed their fair values. Our measurement of fair value is generally based on an analysis of the present value of estimated future discounted cash flows. Our analysis is based on available information and reasonable and supportable assumptions and projections. The discounted cash flow analysis considers the likelihood of possible outcomes and is based on our best estimate of projected future cash flows. If necessary, we perform subsequent calculations to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets.

Stock-Based Incentive Programs

We provide equity incentives to our employees (including those we hire as a result of acquisitions) and to our Board members. We apply the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based incentives. Accordingly, we are not required to record compensation expense when stock options are granted to eligible participants as long as the exercise price is not less than the fair market value of the stock when the option is granted. We are also not required to record compensation expense in connection with our Employee Stock Purchase Plan as long as the purchase price of the stock is not less than 85% of the lower of the fair market value at the beginning of each offering period or at the end of each purchase period.

In October 1995 the FASB issued SFAS 123, “Accounting for Stock Based Compensation,” and in December 2002 the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Although these pronouncements allow us to continue to follow the APB 25 guidelines and not record compensation expense for most stock-based compensation, we are required to disclose our pro forma net income or loss and net income or loss per share as if we had adopted SFAS 123 and SFAS 148. The pro forma impact of applying SFAS 123 and SFAS 148 in the first quarter of fiscal 2003 and 2004 does not necessarily represent the pro forma impact in future quarters or years.

To determine the pro forma impact, we estimate the fair value of our options using the Black-Scholes option valuation model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires the input of highly subjective assumptions including the expected stock price volatility. Our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates.

Inputs used for the valuation model are set forth in the tables below. We base the volatility factor for stock options on the historical volatility of our stock over the most recent five-year period, which is approximately equal to the maximum expected life of our options. There were no Employee Stock Purchase Plan inputs for the first quarter of fiscal 2003 because there were no purchases during that quarter.

	Options		Employee Stock Purchase Plan

	Three Months Ended		Three Months Ended

	October 31,	October 31,	October 31,	October 31,
	2002	2003	2002	2003

Expected life (years)	1.91 - 4.91	1.95 - 4.95	N/A	1.00
Expected volatility factor	0.78	0.74	N/A	0.76
Risk-free interest rate (%)	1.12 - 2.65	1.32 - 2.86	N/A	0.97
Expected dividend yield (%)	—	—	N/A	—

The following table illustrates the effect on our net income or loss and net income or loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based incentives using the Black Scholes valuation model. For purposes of this reconciliation, we add back to previously reported net income or loss all stock-based incentive expense we have recorded that relates to acquisitions. We then deduct the pro forma stock-based incentive expense determined under the fair value method for all awards including those that relate to acquisitions. The pro forma stock-based incentive expense has no impact on our cash flow. In the future, we may elect or be required to use a different valuation model, which could result in a significantly different impact on our pro forma net income or loss.

	Three Months Ended

	October 31,	October 31,
	2002	2003

(In thousands, except per share amounts)
Net loss
Net loss, as reported	$(54,685)	$(53,965)
Add: Stock-based employee compensation expense included in reported net loss, net of income taxes	937	163
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of income taxes	(22,875)	(21,386)

Pro forma net loss	$(76,623)	$(75,188)

Net loss per share
Basic and diluted - as reported	$(0.26)	$(0.27)

Basic and diluted - pro forma	$(0.37)	$(0.38)

Concentration of Credit Risk and Significant Customers and Suppliers

We operate in markets that are highly competitive and rapidly changing. Significant technological changes, changes in customer requirements, the emergence of competitive products or services with new capabilities and other factors could negatively impact our operating results.

We are also subject to risks related to changes in the values of our significant balance of short-term investments. Our portfolio of short-term investments consists primarily of investment-grade securities. Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market or cash management funds, we diversify our short-term investments by limiting our holdings with any individual issuer to a maximum of $5.0 million in each of our three managed portfolios.

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

Due to changes in our distribution arrangements during fiscal 2002, we are selling an increasing proportion of our software products directly to many retailers rather than through a few major distributors. No distributor or individual retailer accounted for 10% or more of total net revenue in the first quarter of fiscal 2003 or 2004, nor did any customer account for 10% or more of accounts receivable at July 31, 2003 or October 31, 2003. Amounts due from Rock Acquisition Corporation under certain licensing and distribution agreements comprised 10.8% of accounts receivable at July 31, 2003. See Note 6.

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

Recent Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Issue 00-21 provides guidance on accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We adopted Issue 00-21 effective August 1, 2003 and the adoption of this standard did not have a material effect on our financial position, results of operations or cash flows.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires us to consolidate a variable interest entity if we are subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 15, 2003. Some of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We anticipate that the adoption of FIN 46 will not have a material impact on our financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, SFAS 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. We adopted SFAS 149 effective August 1, 2003 and the adoption of this statement did not have a material effect on our financial position, results of operations or cash flows.

2.     Short-Term Investments

As discussed in Note 1, “Concentration of Credit Risk and Significant Customers and Suppliers,” our portfolio of short-term investments consists primarily of investment-grade securities. Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market or cash management funds, we diversify our short-term investments by limiting our holdings with any individual issuer to a maximum of $5.0 million in each of our three managed portfolios.

The following schedule summarizes the estimated fair value of our short-term investments at the dates indicated.

	July 31,	October 31,
	2003	2003

(In thousands)
Corporate notes	$50,471	$—
Municipal bonds	931,374	732,214
U.S. government securities	54,913	37,794

	$1,036,758	$770,008

The following table summarizes the estimated fair value of our available-for-sale debt securities held in short-term investments classified by the stated maturity date of the security:

	July 31,	October 31,
	2003	2003

(In thousands)
Due within one year	$241,110	$226,144
Due within two years	270,900	200,055
Due within three years	3,088	5,969
Due after three years	521,660	337,840

	$1,036,758	$770,008

Unrealized gains and losses on short-term investments at July 31, 2003 and October 31, 2003 were not material. Realized gains and losses from the sale of short-term investments were not material in the first quarter of fiscal 2003 or in the first quarter of fiscal 2004.

3. Goodwill and Intangible Assets

Changes in the carrying value of goodwill by reportable segment during the first quarter of fiscal 2004 were as follows. Our reportable segments are described in Note 7.

	Balance	Increase	Effect of	Balance
	July 31,	(Decrease)	Exchange	October 31,
	2003	in Goodwill	Rates	2003

(In thousands)
Small Business Products and Services	$308,785	$99,590	$—	$408,375
Consumer Tax	11,204	113	—	11,317
Professional Accounting Solutions	90,507	—	—	90,507
Vertical Business Management Solutions	170,522	(116)	—	170,406
Other Businesses	10,073	—	644	10,717

	$591,091	$99,587	$644	$691,322

The net increase in goodwill was related primarily to our purchase of Innovative Merchant Solutions LLC. See Note 5.

Purchased intangible assets consisted of the following at the dates indicated:

	Life in	July 31,	October 31,
	Years	2003	2003

(Dollars in thousands)
Customer lists	3-7	$171,237	$187,657
Less accumulated amortization		(105,771)	(112,409)

		65,466	75,248

Purchased technology	1-7	143,605	143,621
Less accumulated amortization		(93,694)	(96,999)

		49,911	46,622

Trade names and logos	1-10	17,199	17,293
Less accumulated amortization		(10,293)	(11,064)

		6,906	6,229

Covenants not to compete	2-5	9,410	11,271
Less accumulated amortization		(6,248)	(6,903)

		3,162	4,368

Total purchased intangible assets		341,451	359,842
Total accumulated amortization		(216,006)	(227,375)

Total net purchased intangible assets		$125,445	$132,467

The increases in customer lists and covenants not to compete during the first quarter of fiscal 2004 were due primarily to our acquisition of Innovative Merchant Solutions LLC. See Note 5.

We summarize the following expenses on the acquisition-related charges line of our statement of operations:

	Three Months Ended

	October 31,	October 31,
	2002	2003

(In thousands)
Amortization of purchased intangible assets	$7,893	$5,777
Amortization of acquisition-related deferred compensation	1,562	272

Total acquisition-related charges	$9,455	$6,049

We expect annual amortization of our purchased intangible assets by fiscal year to be as shown in the following table. Amortization of purchased intangible assets is charged primarily to amortization of purchased software in cost of revenue and to acquisition-related charges in operating expenses on our statement of operations. Future acquisitions could cause these amounts to increase. In addition, if impairment events occur they could accelerate the timing of charges.

Expected
Amortization
Expense

(Dollars in thousands)
Fiscal year ending July 31,
2004	$42,464
2005	35,929
2006	29,898
2007	19,106
2008	9,265
Thereafter	6,313

Total expected future amortization expense	$142,975

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

The components of accumulated other comprehensive income (loss), net of income taxes, were as follows:

			Foreign
	Marketable	Short-term	Currency
	Securities	Investments	Translation	Total

(In thousands)
Three months ended October 31, 2002
Beginning balance, net of income taxes	$(4,845)	$2,058	$(888)	$(3,675)
Unrealized gain, net of income tax provision of $4,262	6,393	—	—	6,393
Unrealized loss, net of income tax benefit of $790	—	(1,184)	—	(1,184)
Translation adjustment	—	—	(158)	(158)

Other comprehensive income (loss)	6,393	(1,184)	(158)	5,051

Ending balance, net of income taxes	$1,548	$874	$(1,046)	$1,376

Three months ended October 31, 2003
Beginning balance, net of income taxes	$105	$213	$(1,107)	$(789)
Unrealized gain, net of income tax provision of $65 and $40	98	74	—	172
Translation adjustment	—	—	(922)	(922)

Other comprehensive income (loss)	98	74	(922)	(750)

Ending balance, net of income taxes	$203	$287	$(2,029)	$(1,539)

The following table summarizes comprehensive net income (loss) for the periods indicated:

	Three Months Ended

	October 31,	October 31,
	2002	2003

(In thousands)
Net loss	$(54,685)	$(53,965)
Other comprehensive income (loss)	5,051	(750)

Comprehensive net loss, net of income taxes	$(49,634)	$(54,715)

Income tax provision netted against other comprehensive income (loss)	$3,472	$105

5.     Acquisition

On October 4, 2003, we acquired all of the partnership interests of Innovative Merchant Solutions LLC and a related entity doing business as Innovative Gateway Solutions (together, “IMS”) for an aggregate purchase price of approximately $116.7 million in cash. Of the total purchase price, $86.3 million was paid to IMS and $30.4 million was deposited in a third-party escrow account at closing. Of the cash deposited into escrow, $10.4 million is payable to IMS in January 2005 and the remaining $20.0 million will be paid to former IMS partners from escrow in installments of $12.0 million and $8.0 million in October 2004 and October 2005 upon the satisfaction of certain operating contingencies.

IMS offers a full range of merchant account services to small businesses nationwide, including credit and debit card processing services. We acquired IMS as part of our Right for My Business strategy to offer a wider range of business solutions for small businesses. IMS became part of our Small Business Products and Services segment.

On a preliminary basis, we allocated approximately $17.3 million of the IMS purchase price to identified intangible assets and recorded the excess purchase price of $98.4 million as goodwill. We do not expect that any adjustments to the purchase price or the purchase price allocation will be material. The identified intangible assets are being amortized over terms ranging from two to four years. All of the goodwill acquired in this transaction will be deductible for income tax purposes.

IMS’s results of operations from the date of acquisition forward have been included in our consolidated results of operations and were not material. IMS’s results of operations for periods prior to the date of acquisition were also not material when compared to our consolidated results.

The preliminary purchase price allocation for the IMS acquisition was as follows:

Purchase
Price
Allocation

(In thousands)
Tangible assets	$5,393
Intangible assets:
Goodwill	98,366
Customer lists	15,600
Covenant not to compete	1,700
Acquisition costs	(500)
Other tangible liabilities	(3,860)

Cash consideration paid	$116,699

6.     Discontinued Operations

Quicken Loans

In July 2002, we sold 87.5% of our Quicken Loans mortgage business to Rock Acquisition Corporation. We retained a 12.5% non-voting equity interest in Rock, which we accounted for on a cost basis. In October 2002, we sold our minority interest in Rock to Rock’s majority shareholders and recorded a $5.6 million gain on the transaction.

Concurrent with the sale, Rock licensed the right to use our Quicken Loans trademark for its residential home loan and home equity loan products. We also entered into a five-year distribution agreement with Rock through which it will provide mortgage services on Quicken.com. We will receive a minimum royalty of $1.75 million a year for five years under the licensing agreement and minimum fees of $0.75 million a year under the distribution agreement. The royalties from the licensing agreement and the fees from the distribution agreement are recorded as earned and classified as other income on our statement of operations. We recorded no royalties or fees under these agreements in the first quarter of fiscal 2003. In the first quarter of 2004, we recorded royalties of $0.4 million under the trademark licensing agreement and fees of $0.3 million under the distribution agreement. Royalties and fees due from Rock under these agreements totaled $9.5 million at July 31, 2003 and $0.7 million at October 31, 2003 and are included in accounts receivable on our balance sheet.

Intuit KK

In February 2003, we sold all of the outstanding stock of our wholly owned Japanese subsidiary, Intuit KK, for 9.5 billion yen or approximately $79.0 million. Intuit KK was part of our Other Businesses segment. In accordance with the provisions of SFAS 144, we accounted for the sale as discontinued operations. The net assets, operating results and cash flows of Intuit KK have therefore been segregated from continuing operations on our balance sheets, statements of operations and statements of cash flows for all periods prior to the sale. Revenue and net income before income taxes for Intuit KK were $10.4 million and $0.4 million for the first quarter of fiscal 2003.

7.     Industry Segment and Geographic Information

SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way in which public companies disclose certain information about operating segments in their financial reports. Consistent with SFAS 131, we have defined six reportable segments, described below, based on factors such as how we manage our operations and how our chief operating decision maker views results. We define the chief operating decision maker as our chief executive officer, the office of the chief executive officer, our chief financial officer, certain executives reporting directly to our chief executive officer and our Board of Directors.

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

Small Business Products and Services product revenue is comprised of QuickBooks Do-It-Yourself Payroll, financial supplies and information technology management software. Service revenue for this segment is derived primarily from outsourced payroll services and from QuickBooks support plans. Other revenue for this segment consists of royalties from small business online transactions, including Merchant Account Services.

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

Other Businesses consist primarily of Personal Finance and Canada. Personal Finance product revenue is derived primarily from Quicken desktop software products. Personal Finance service revenue is nominal while Personal Finance other revenue consists of fees from consumer online transactions and Quicken.com advertising revenue. In Canada, product revenue is derived primarily from localized versions of QuickBooks and Quicken as well as QuickTax and TaxWiz consumer desktop tax return preparation software and ProFile professional tax preparation products. Service revenue in Canada consists primarily of revenue from software maintenance contracts sold with QuickBooks.

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

The following tables show our financial results by reportable segment for the first quarter of fiscal 2003 and 2004.

		Small			Vertical
		Business		Professional	Business
Three months ended		Products &	Consumer	Accounting	Mgmt	Other
October 31, 2002	QuickBooks	Services	Tax	Solutions	Solutions	Businesses	Corporate	Consolidated

(In thousands)
Product revenue	$37,838	$58,388	$3,855	$6,350	$5,630	$29,842	$—	$141,903
Service revenue	581	38,530	2,005	112	13,168	1,208	—	55,604
Other revenue	—	4,290	195	—	5	10,875	—	15,365

Total net revenue	38,419	101,208	6,055	6,462	18,803	41,925	—	212,872

Segment operating income (loss)	5,605	32,786	(15,070)	(16,748)	(7,212)	5,149	—	4,510
Common expenses	—	—	—	—	—	—	(79,746)	(79,746)

Subtotal	5,605	32,786	(15,070)	(16,748)	(7,212)	5,149	(79,746)	(75,236)
Acquisition-related costs	—	—	—	—	—	—	(20,221)	(20,221)
Realized net gain on marketable securities	—	—	—	—	—	—	253	253
Interest and other income	—	—	—	—	—	—	8,786	8,786

Income (loss) from continuing operations before income taxes	$5,605	$32,786	$(15,070)	$(16,748)	$(7,212)	$5,149	$(90,928)	$(86,418)

		Small			Vertical
		Business		Professional	Business
Three months ended		Products &	Consumer	Accounting	Mgmt	Other
October 31, 2003	QuickBooks	Services	Tax	Solutions	Solutions	Businesses	Corporate	Consolidated

(In thousands)
Product revenue	$41,943	$72,027	$2,312	$6,909	$9,538	$27,456	$—	$160,185
Service revenue	893	45,189	2,706	15	16,015	1,449	—	66,267
Other revenue	—	5,883	151	—	740	9,302	—	16,076

Total net revenue	42,836	123,099	5,169	6,924	26,293	38,207	—	242,528

Segment operating income (loss)	2,276	39,278	(21,909)	(19,099)	883	4,781	—	6,210
Common expenses	—	—	—	—	—	—	(86,286)	(86,286)

Subtotal	2,276	39,278	(21,909)	(19,099)	883	4,781	(86,286)	(80,076)
Acquisition-related costs	—	—	—	—	—	—	(9,338)	(9,338)
Realized net gain on marketable securities	—	—	—	—	—	—	147	147
Interest and other income	—	—	—	—	—	—	7,490	7,490

Income (loss) from continuing operations before income taxes	$2,276	$39,278	$(21,909)	$(19,099)	$883	$4,781	$(87,987)	$(81,777)

8.     Other Current Liabilities

	July 31,	October 31,
	2003	2003
(In thousands)
Reserve for product returns	$34,406	$32,734
Reserve for rebates	10,401	8,144
Executive deferred compensation plan	6,245	10,705
Acquisition-related items	2,619	839
Other accruals	5,458	6,345

	$59,129	$58,767

9.     Commitments

Reserve for Vacant Facilities

During the third quarter of fiscal 2002, we concluded that we would not occupy two vacant leased buildings in Mountain View, California and that we would be unable to recover a substantial portion of our lease obligations by subleasing the vacant space. In that quarter, we recorded a $13.2 million reserve that was equal to the remaining future lease commitments for these facilities, net of estimated future sublease income. During the fourth quarter of fiscal 2003, we decided that we would reoccupy one of the two vacant buildings and that the reserve for the other vacant building should be increased to reflect our revised estimate of future sublease income for that facility. We recorded a net adjustment of $0.5 million to the reserve that resulted in a credit for vacant facilities on our statement of operations in that quarter. Our actual future cash payments may exceed the total Mountain View reserve balance at October 31, 2003 by a maximum of $2.8 million if we are unable to sublease the remaining vacant Mountain View property. The lease related to this facility ends in fiscal 2010.

Activity in the reserve for vacant Mountain View facilities for the three months ended October 31, 2002 and 2003 was as follows:

	Three Months Ended

	October 31,	October 31,
	2002	2003
(In thousands)
Beginning balance	$12,478	$9,701
Cash lease payments applied against the reserve	(581)	(437)

Ending balance	$11,897	$9,264

The short-term and long-term components of this reserve and their location on our balance sheet were as follows at the dates indicated.

	July 31,	October 31,
	2003	2003
(In thousands)
Short-term portion of reserve in other current liabilities	$1,394	$1,325
Long-term portion of reserve in long-term obligations	8,307	7,939

Total reserve	$9,701	$9,264

CBS Employer Services Acquisition Accrual

We acquired CBS Employer Services, Inc. in the fourth quarter of fiscal 2002. In connection with this acquisition, we recorded a total accrual of $26.4 million that included $21.6 million for purchase price deferrals and $4.8 million for restructuring and transaction costs. Activity in this reserve for the three months ended October 31, 2002 and 2003 was as follows:

	Beginning		Cash		Ending
	Balance	Additions	Payments	Adjustments	Balance
(In thousands)
Three months ended October 31, 2002
Non-compete clause	$1,700	$—	$—	$—	$1,700
Purchase price deferrals	13,143	—	(445)	—	12,698
Shareholder escrow	5,800	—	—	—	5,800
Restructuring and transaction costs	4,716	—	(392)	—	4,324

	$25,359	$—	$(837)	$—	$24,522

Three months ended October 31, 2003
Non-compete clause	$1,700	$—	$—	$—	$1,700
Purchase price deferrals	13,306	—	—	—	13,306
Shareholder escrow	2,499	—	—	—	2,499
Restructuring and transaction costs	—	—	—	—	—

	$17,505	$—	$—	$—	$17,505

The CBS acquisition accrual totaled $17.5 million at July 31, 2003 and October 31, 2003 and was included in long-term obligations on our balance sheet at those dates.

Operating Lease and Other Contractual Obligations

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in Item 2 for information on our operating lease and other contractual obligations.

10.     Income Taxes

We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and other taxable items. We recorded income tax benefits on pre-tax losses in the first quarters of fiscal 2003 and 2004. Our effective tax rates for the first quarters of fiscal 2003 and 2004 were approximately 30% and 34%. Our effective tax rate for the first quarter of fiscal 2003 differed from the federal statutory rate primarily due to the net effect of the benefit received from tax-exempt interest income and various tax credits offset by non-deductible merger and divestiture related charges and state taxes. Our effective tax rate for the first quarter of fiscal 2004 differed from the federal statutory rate primarily due to the net effect of the benefit received from tax-exempt interest income and various tax credits offset by state taxes.

11.     Stockholders’ Equity

Stock Repurchase Program

In May 2001, Intuit’s Board of Directors initiated Repurchase Plan I and authorized the Company to repurchase up to $500.0 million of its common stock from time to time over a three-year period. In July 2002, our Board of Directors increased the authorized purchase amount by $250.0 million to a total of $750.0 million. Repurchase Plan I was concluded in December 2002 when the authorized purchase amount under the program was reached. In March 2003, Intuit’s Board of Directors initiated Repurchase Plan II and authorized the Company to repurchase up to $500.0 million of its common stock from time to time over a three-year period. In August 2003, Intuit’s Board of Directors initiated Repurchase Plan III and authorized the Company to repurchase up to $500.0 million of its common stock from time to time over a three-year period. At October 31, 2003, we had repurchased no shares of common stock under Repurchase Plan III. Shares of stock repurchased under all three of these plans become treasury stock.

The following table summarizes our stock repurchase activity under these plans, including broker commissions, through October 31, 2003:

	Plan I		Plan II		Total		Average
							Price
Fiscal Year	Shares	Amount	Shares	Amount	Shares	Amount	Per Share

(Dollars in thousands)
2001	238,500	$8,358	—	$—	238,500	$8,358	$35.04
2002	7,361,839	318,422	—	—	7,361,839	318,422	43.25
2003	9,002,244	423,211	8,937,809	390,432	17,940,053	813,643	45.35
2004 to date	—	—	2,212,800	103,072	2,212,800	103,072	46.58

	16,602,583	$749,991	11,150,609	$493,504	27,753,192	$1,243,495	44.81

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

Shares repurchased under the plans described above from the inception of the plans increased our basic and diluted net loss per share by $0.01 in the first quarter of fiscal 2003 and by $0.03 per share in the first quarter of fiscal 2004.

Distribution and Dilutive Effect of Options

The following table shows option grants to “Named Executives” and to all employees for the periods indicated. Named Executives are defined as the Company’s chief executive officer and each of the four other most highly compensated executive officers during fiscal 2003.

	Twelve Months Ended		Three Months
			Ended
	July 31,	July 31,	October 31,
	2002	2003	2003

Net option grants during the period as a percentage of outstanding shares	3.2%	2.7%	0.6%
Grants to Named Executives during the period as a percentage of total options granted	3.5%	8.9%	0.0%
Grants to Named Executives during the period as a percentage of outstanding shares	0.1%	0.3%	0.0%
Options held by Named Executives as a percentage of total options outstanding	9.0%	11.6%	11.6%

We define net option grants as options granted less options canceled or expired and returned to the pool of options available for grant. Options granted to our Named Executives as a percentage of the total options granted to all employees will vary significantly from quarter to quarter, due in part to the timing of annual performance-based grants to Named Executives.

12.     Litigation

Leonard Knable et al. v. Intuit Inc. was filed in Los Angeles County Superior Court on February 24, 2003. The original complaint alleged various claims for unfair practices and deceptive and misleading advertising, fraud and deceit and product liability, on behalf of a purported class. The allegations are based on allegedly defective design and operation of the product activation feature in Intuit’s TurboTax 2002 for Windows desktop software and Intuit’s representations and disclosures about product activation. The complaint seeks disgorgement of revenue from the sale of the product, compensatory and punitive damages, injunctive relief and attorneys’ fees and costs. On Intuit’s motion, the court dismissed the complaint on September 29, 2003, but granted plaintiffs leave to amend. Plaintiffs filed an amended complaint on October 30, 2003, adding causes of action for trespass to chattels, breach of contract, breach of the covenant of good faith and fair dealing, and negligent misrepresentation. Intuit will file a motion to dismiss the amended complaint on December 4, 2003. Discovery is stayed pending the court’s decision on Intuit’s second motion to dismiss.

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

13.     Related Parties

Loans to Executive Officers and Other Employees

Prior to July 30, 2002, loans to executive officers were generally made in connection with their relocation and purchase of a residence near their new place of work. Consistent with the requirements of The Sarbanes-Oxley Act of 2002, we have not made or modified any loans to executive officers since July 30, 2002 and we do not intend to make or modify any loans to executive officers in the future.

Loans to executive officers and other employees outstanding as of the dates indicated were as follows:

	July 31,	October 31,
	2003	2003
(In thousands)
Loans to executive officers	$14,891	$14,716
Loans to other employees	4,799	4,694

	$19,690	$19,410

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Statements

Throughout this Report, we make forward-looking statements that are based on our current expectations, estimates and projections about our business and our industry, and that reflect our beliefs and assumptions based on information available to us at the date of this Report. In some cases, you can identify these statements by words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” and other similar terms. These forward-looking statements include, among other things, projections of our future financial performance, our anticipated growth, the strategies and trends we anticipate in our businesses and the customer segments in which we operate, and the competitive nature and anticipated growth of those segments.

We caution investors that forward-looking statements are only predictions based on our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. Some of the important factors that could impact our future operating results and could cause our results to differ are discussed in this Item 2 under the caption “Risks That Could Affect Future Results.” We encourage you to read that section carefully. You should carefully consider those risks, in addition to the other information in this Report, in our Form 10-K for fiscal 2003 (filed with the SEC on September 19, 2003) and in our other filings with the SEC, before deciding to invest in our stock or to maintain or change your investment. We caution investors not to rely on these forward-looking statements, which reflect management’s analysis only as of the date of this Report. We undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law.

Overview

Intuit’s Mission. Intuit’s mission is to transform the way people run their businesses and manage their financial lives. Our products and services fall into the following principal categories: QuickBooks® small business accounting and business management solutions; small business products and services that include payroll, financial supplies, technical support and information technology management solutions; TurboTax® consumer tax products and services; ProSeries® and Lacerte® professional tax products and services; and Intuit-branded business management solutions designed to meet the specialized requirements of businesses in selected industries, which we call “Verticals.” Our other businesses consist primarily of Quicken® personal finance products and services and our Canadian business.

Expanding Product and Service Offerings. During the last two years, we have expanded the products and services that we offer. Under our Right for My Business strategy we have expanded our QuickBooks product line to offer easy-to-use, industry-specific versions of QuickBooks, which we call “flavors.” We have also introduced new versions of QuickBooks for companies that, due to their larger size or complexity, have more demanding accounting needs. We have introduced business solutions that go beyond accounting software to address a wider range of business management challenges that small businesses face. Finally, we are acquiring companies that offer more complete and customizable business management solutions to businesses in selected industries. We expect to continue to expand in these directions over the next several years.

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

Seasonality. Our tax businesses are highly seasonal. Sales of tax preparation products and services are heavily concentrated in the period from November through April. These seasonal patterns mean that our total net revenue is usually highest during our second and third quarters ending January 31 and April 30. Since fiscal 2000, we have recognized an increasing portion of our Consumer Tax annual revenue during the third quarter compared to the second quarter, and we expect that trend to continue during fiscal 2004. We typically report losses in our first and fourth quarters ending October 31 and July 31 when revenue from our tax businesses is minimal, while operating expenses to develop new products and services continue at relatively consistent levels.

Critical Accounting Policies

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Senior management has discussed the development and selection of these critical policies and their disclosure in this Report with the Audit Committee of our Board of Directors.

•	Net Revenue – Revenue Recognition. Intuit derives revenue from the sale of packaged software products, product support, professional services, outsourced payroll services and multiple element arrangements that may include any combination of these items. We follow the appropriate revenue recognition rules for each type of revenue. See Note 1 of the financial statements, “Net Revenue.” We generally recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collectibility is probable. However, determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report. For example, for multiple element arrangements we must make assumptions and judgments in order to allocate the total price among the various elements we must deliver, to determine whether undelivered services are essential to the functionality of the delivered products and services, to determine whether vendor-specific evidence of fair value exists for each undelivered element and to determine whether and when each element has been delivered. If we were to change any of these assumptions or judgments, it could cause a material increase or decrease in the amount of revenue that we report in a particular period. Amounts invoiced relating to arrangements where revenue cannot be recognized are reflected on our balance sheet as deferred revenue and recognized over time as the applicable revenue recognition criteria are satisfied.

•	Net Revenue – Return and Rebate Reserves. As part of our revenue recognition policy, we estimate future product returns and rebate payments and establish reserves against revenue at the time of sale based on these estimates. Product returns by distributors and retailers principally relate to the return of obsolete products. Our return policy allows distributors and retailers, subject to contractual limitations, to return purchased products. For product returns reserves, we consider the volume and price mix of products in the retail channel, historical return rates for prior releases of the product, trends in retailer inventory and economic trends that might impact customer demand for our products (including the competitive environment and the timing of new releases of our products). We fully reserve for obsolete products in the distribution channels.

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

•	Allowance for Doubtful Accounts. We make ongoing assumptions relating to the collectibility of our accounts receivable. The accounts receivable amount on our balance sheet includes a reserve for accounts that might not be paid. In determining the amount of the reserve, we consider our historical level of credit losses. We also make judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and we assess current economic trends that might impact the level of credit losses in the future. Our reserves have generally been adequate to cover our actual credit losses. However, since we cannot reliably predict future changes in the financial stability of our customers, we cannot guarantee that our reserves will continue to be adequate. If actual credit losses are significantly greater than the reserve we have established, that would increase our general and administrative expenses and reduce our reported net income. Conversely, if actual credit losses are significantly less than our reserve, this would eventually decrease our general and administrative expenses and increase our reported net income.

•	Goodwill, Purchased Intangibles and Other Long-Lived Assets – Impairment Assessments. We make judgments about the recoverability of purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate that an other-than-temporary impairment in the remaining value of the assets recorded on our balance sheet may exist. We test the impairment of goodwill annually or more frequently if indicators of impairment arise. In order to estimate the fair value of long-lived assets, we typically make various assumptions about the future prospects for the business that the asset relates to, consider market factors specific to that business and estimate future cash flows to be generated by that business. Based on these assumptions and estimates, we determine whether we need to record an impairment charge to reduce the value of the asset on our balance sheet to reflect its estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially affect our reported financial results. More conservative assumptions of the anticipated future benefits from these businesses could result in greater impairment charges, which would decrease net income and result in lower asset values on our balance sheet. Conversely, less conservative assumptions could result in smaller or no impairment charges, higher net income and higher asset values. At October 31, 2003, we had $691.3 million in goodwill and $132.5 million in intangible assets on our balance sheet.

•	Accounting for Stock-Based Incentive Programs. We currently measure compensation expense for our stock-based incentive programs using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under this method, we do not record compensation expense when stock options are granted to eligible participants as long as the exercise price is not less than the fair market value of the stock when the option is granted. We also do not record compensation expense in connection with our Employee Stock Purchase Plan as long as the purchase price of the stock is not less than 85% of the lower of the fair market value of the stock at the beginning of each offering period or at the end of each purchase period. In accordance with SFAS 123, “Accounting for Stock-Based Compensation,” and SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” we disclose our pro forma net income or loss and net income or loss per share as if the fair value-based method had been applied in measuring compensation expense for our stock-based incentive programs. We have elected to follow APB 25 because the fair value accounting provided for under SFAS 123 requires the use of option valuation models that were not developed for use in valuing incentive stock options and employee stock purchase plan shares.

On April 22, 2003, the Financial Accounting Standards Board (“FASB”) decided to require all companies to expense the value of incentive stock options. Companies will be required to measure the cost of incentive stock options according to their fair value. The FASB has indicated that it plans to issue an exposure draft of a new accounting standard addressing this matter. This new accounting standard could become effective as early as 2004. Prior to issuance of this exposure draft, the FASB has indicated that it will be addressing several significant technical issues. A method to determine the fair value of incentive stock options must be established. Current accounting standards require the use of an option-pricing model, such as the Black-Scholes model, to determine fair value and provide guidance on adjusting some of the input factors used in the model. This valuation approach has received significant criticism and may be subject to changes that could have a significant impact on the calculated fair value of incentive stock options under the new standard. Among other things, the FASB must also determine the extent to which the new accounting standard will permit adjustments to recognized expense for actual option forfeitures and actual performance outcomes. This determination will affect the timing and amount of compensation expense recognized.

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

Management must make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. Our net deferred tax asset as of October 31, 2003 was $217.8 million, net of the valuation allowance of $7.5 million. We recorded the valuation allowance to reflect uncertainties about whether we will be able to utilize some of our deferred tax assets (consisting primarily of certain net operating losses carried forward by our international subsidiaries and certain state capital loss carryforwards) before they expire. The valuation allowance is based on our estimates of taxable income for the jurisdictions in which we operate and the period over which our deferred tax assets will be realizable. While we have considered future taxable income in assessing the need for the valuation allowance, we could be required to increase the valuation allowance to take into account additional deferred tax assets that we may be unable to realize. An increase in the valuation allowance would have an adverse impact, which could be material, on our income tax provision and net income in the period in which we make the increase.

Results of Operations

Total Net Revenue

		% Total		% Total
	Q1	Net	Q1	Net	Q1%
	FY03	Revenue	FY04	Revenue	Change
(Dollars in millions)
QuickBooks
Product	$37.8		$41.9
Service	0.6		0.9
Other	—		—

Subtotal	38.4	18%	42.8	18%	11%

Small Business Products and Services
Product	58.4		72.1
Service	38.5		45.2
Other	4.3		5.8

Subtotal	101.2	47%	123.1	50%	22%

Consumer Tax
Product	3.9		2.3
Service	2.0		2.7
Other	0.2		0.2

Subtotal	6.1	3%	5.2	2%	(15%)

Professional Accounting Solutions
Product	6.4		6.9
Service	0.1		—
Other	—		—

Subtotal	6.5	3%	6.9	3%	7%

Vertical Business Management Solutions
Product	5.6		9.5
Service	13.2		16.0
Other	—		0.8

Subtotal	18.8	9%	26.3	11%	40%

Other Businesses
Product	29.8		27.5
Service	1.2		1.4
Other	10.9		9.3

Subtotal	41.9	20%	38.2	16%	(9%)

Total net revenue	$212.9	100%	$242.5	100%	14%

Total net revenue of $242.5 million increased 14% in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. The following is a discussion of total net revenue by reportable segment for those periods.

QuickBooks

QuickBooks product revenue is derived primarily from QuickBooks desktop software products. QuickBooks service revenue is derived from QuickBooks Online Edition.

QuickBooks total net revenue of $42.8 million increased 11% in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. The revenue increase reflected a mix shift to higher-priced industry-specific and enterprise versions of QuickBooks partially offset by lower unit sales of our QuickBooks Basic and QuickBooks Pro products. Upgrade sales in the first quarter of fiscal 2004 were lower than in the first quarter of fiscal 2003 because fiscal 2003 upgrade sales benefited from our calendar 2002 discontinuation of technical support and tax table services for certain older versions of QuickBooks.

Small Business Products and Services

Small Business Products and Services product revenue is comprised of QuickBooks Do-It-Yourself Payroll, which offers payroll tax tables, forms and electronic tax payment and filing services on a subscription basis to small businesses that prepare their own payrolls; financial supplies such as paper checks, envelopes and invoices; and information technology management software. Services revenue for this segment is derived primarily from outsourced payroll services and from QuickBooks support plans. Other revenue for this segment consists primarily of royalties from small business online services, including Merchant Account Services, and interest earned on customer payroll deposits.

Small Business Products and Services total net revenue of $123.1 million increased 22% in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. Growth in this segment was driven primarily by increases in QuickBooks Do-It-Yourself Payroll (“DIY”) revenue and Intuit Information Technology Solutions (“ITS”) revenue and by a modest increase in QuickBooks support revenue. Our October 2003 acquisition of Innovative Merchant Solutions LLC (“IMS”) also contributed to the revenue increase in this segment. DIY revenue was higher in the first quarter of fiscal 2004 than in the same quarter of the prior year due to growth in the average customer base and a December 2002 price increase. ITS revenue was higher in the first quarter of fiscal 2004 primarily because we acquired this business in the middle of the first quarter of fiscal 2003 and therefore reported only half a quarter’s revenue in that period. QuickBooks support revenue increased because of continued strength in higher-priced support plans for industry-specific and enterprise versions of QuickBooks.

Consumer Tax

Consumer Tax product revenue is derived primarily from TurboTax federal and state consumer desktop tax return preparation products. Consumer Tax service revenue is derived primarily from TurboTax for the Web online tax return preparation services and consumer electronic filing services. Paid Web units exclude tax filing units that we donate under the Intuit Tax Freedom Project.

Due to the seasonal nature of our consumer tax business, the first fiscal quarter typically generates only nominal revenue from consumer tax products and services compared to the second and third quarters of the fiscal year. Consumer Tax revenue of $5.2 million decreased 15% in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. We do not believe that results for the first quarter of fiscal 2004 are indicative of revenue trends for the full year, and we will not have complete results for the entire 2003 tax season until late in fiscal 2004. Since fiscal 2000, we have recognized an increasing portion of our Consumer Tax annual revenue during the third quarter compared to the second quarter, and we expect that trend to moderate during fiscal 2004.

Professional Accounting Solutions

Professional Accounting Solutions (“PAS”) product revenue is derived primarily from ProSeries and Lacerte professional tax preparation software products. PAS service revenue is derived primarily from electronic filing and training services.

Due to the seasonal nature of our Professional Accounting Solutions business, the first fiscal quarter typically generates only nominal revenue from professional tax products and services compared to the second and third quarters of the fiscal year. Professional Accounting Solutions revenue of $6.9 million increased 7% in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. We do not believe that this is indicative of revenue trends for the full year, and we will not have complete results for the entire 2003 tax season until late in fiscal 2004.

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

VBMS total net revenue of $26.3 million increased 40% in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. Every business in this segment experienced growth due to the synergies of being part of the larger Intuit organization.

Other Businesses

Other Businesses consist primarily of Personal Finance and Canada. Personal Finance product revenue is derived primarily from Quicken desktop software products. Personal Finance service revenue is nominal while Personal Finance other revenue consists of fees from consumer online transactions and Quicken.com advertising revenue. In Canada, product revenue is derived primarily from localized versions of QuickBooks and Quicken as well as QuickTax and TaxWiz consumer desktop tax return preparation software and ProFile professional tax preparation products. Service revenue in Canada consists primarily of revenue from software maintenance contracts sold with QuickBooks.

Other Businesses total net revenue of $38.2 million decreased 9% in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003 reflecting the continuing lack of growth in the personal finance desktop software category. Aggregate average selling prices for Quicken were higher due to the fiscal 2003 introduction of Quicken Premier and price increases for the Home and Business product. Lower unit sales more than offset the higher average selling prices. Personal Finance other revenue also declined in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003 due to the continuing industry-wide slowness in spending by purchasers of Internet advertising. Total net revenue from Canada in the first quarter of fiscal 2004 was nominal, reflecting the seasonality of that business.

Cost of Revenue

		% of		% of
	Q1	Related	Q1	Related	Q1%
	FY03	Revenue	FY04	Revenue	Change
(Dollars in millions)
Cost of revenue:
Cost of product revenue	$28.7	20%	32.0	20%	11%
Cost of service revenue	36.6	66%	35.8	54%	(2%)
Cost of other revenue	4.6	30%	6.8	42%	48%
Amortization of purchased software	3.0	n/a	3.3	n/a	10%

Total cost of revenue	$72.9	34%	$77.9	32%	7%

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

Cost of product revenue as a percentage of product revenue of 20% remained consistent with the first quarter of fiscal 2003.

Cost of service revenue as a percentage of service revenue decreased to 54% in the first quarter of fiscal 2004 from 66% in the same quarter of the prior year. This decrease was primarily attributable to growth in service revenue combined with lower service costs from businesses acquired during fiscal 2003 and 2004, notably ITS and IMS. In addition, starting in the third quarter of fiscal 2003 we no longer paid royalties to Wells Fargo Bank for our Premier payroll business. Although we now amortize the $29.2 million purchase price of the right to market to this customer base to cost of services revenue over five years, the amortization expense is less than the royalties that would have been incurred under the old agreement.

Amortization of purchased software increased slightly in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003 as a result of additional amortization for purchased intangible assets relating to the acquisition of Blue Ocean Software, Inc. (now Intuit Information Technology Solutions), which we completed during the first quarter of fiscal 2003.

Operating Expenses

		% Total		% Total
	Q1	Net	Q1	Net	Q1%
	FY03	Revenue	FY04	Revenue	Change
(Dollars in millions)
Customer service and technical support	$39.6	19%	$41.0	17%	4%
Selling and marketing	74.8	35%	91.9	38%	23%
Research and development	64.1	30%	71.3	29%	11%
General and administrative	39.6	19%	43.7	18%	10%

Subtotal	218.1	103%	247.9	102%	14%
Charge for purchased research and development	7.8	4%	—	n/a	n/a
Acquisition-related charges	9.5	4%	6.0	3%	(37%)

Total operating expenses	$235.4	111%	$253.9	105%	8%

Overview of Operating Expenses

Total operating expenses increased 8% in the first quarter of fiscal 2004 compared to the same quarter of fiscal 2003. Core operating expenses (which are subtotaled in the table above) increased 14% in the same period as we continued to invest in new products and initiatives that support our small business Right for My Business and Consumer Tax Right for Me strategies.

Customer Service and Technical Support

Customer service and technical support expenses were 17% of total net revenue in the first quarter of fiscal 2004 compared to 19% in the first quarter of fiscal 2003. We continued to increase our efficiency in the first quarter of fiscal 2004 by improving our utilization of internal customer service representatives and by increasing the proportion of customer service and technical support we provide through less expensive methods such as Web sites, online chat, email and other electronic means. In addition, we experienced somewhat lower support costs as a percentage of total net revenue in fiscal 2004 due to the addition to the product mix of our newer versions of QuickBooks that have higher average selling prices. These benefits were partially offset by increased demand for customer service and technical support due to the increasing complexity of our products.

Selling and Marketing

Selling and marketing expenses were 38% of total net revenue in the first quarter of fiscal 2004 compared to 35% in the same quarter of the prior fiscal year. Selling and marketing expenses increased in the first quarter of fiscal 2004 as we continued to expand our marketing programs to support our small business Right for My Business and Consumer Tax Right for Me strategies. We also increased our outsourced payroll sales force in the first quarter of fiscal 2004.

Research and Development

Research and development expenses were 29% of total net revenue in the first quarter of fiscal 2004 compared to 30% in the first quarter of fiscal 2003. During the first quarter of fiscal 2004, we continued to invest in new products and enhanced functionality for existing products, particularly those that support our small business Right for My Business and Consumer Tax Right for Me strategies. Offsetting these increases, we continued to benefit from improvements in our development process that resulted in shorter development times and higher quality in many of our products. During the remainder of fiscal 2004, we expect to continue to make significant investments in research and development, particularly for new small business products and services.

General and Administrative

General and administrative expenses were 18% of total net revenue in the first quarter of fiscal 2004 compared to 19% in the first quarter of fiscal 2003. General and administrative expenses decreased slightly as a percent of revenue in the first quarter of fiscal 2004 compared to the same quarter of the prior year primarily due to total net revenue growth. During the first quarter of fiscal 2004, general and administrative expenses increased in absolute dollars as we made additional investments in our financial management infrastructure.

Charge for Purchased Research and Development

In connection with certain acquisitions we determine the value of in-process projects under development for which technological feasibility has not been established. The value of each project is determined by estimating the costs to develop the in-process technology into a commercially feasible product, estimating the cash flows we believe would result from the product and discounting these net cash flows back to their present value. The resulting amount is recorded as a charge for purchased research and development.

In the first quarter of fiscal 2003, we recorded a charge for purchased research and development of $7.8 million in connection with our acquisition of Blue Ocean Software, Inc. (now Intuit Information Technology Solutions).

Acquisition-Related Charges

Acquisition-related charges were $6.0 million in the first quarter of fiscal 2004 compared to $9.5 million in the first quarter of fiscal 2003. First quarter fiscal 2004 acquisition-related charges decreased compared to the acquisition-related charges for the same quarter of the prior year as older intangible assets and certain deferred compensation balances related to acquisitions became fully amortized.

Non-Operating Income and Expenses

Interest and Other Income

In the first quarter of fiscal 2004, total interest and other income was $7.5 million compared to $8.8 million in the same quarter of fiscal 2003. In general, the interest income that we earn on our cash and short-term investment balances decreased in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003 due to our reinvestment of maturing instruments in new instruments that generally yield lower current market interest rates.

Interest and other income includes net gains and losses resulting from foreign exchange transactions. Due primarily to the effect of the weakening U.S. dollar on intercompany balances with our Canadian subsidiary, we recorded net foreign exchange gains of $3.3 million in the first quarter of fiscal 2004 and $0.7 million in the first quarter of fiscal 2003.

We report interest earned on customer payroll deposits as revenue for our payroll business, and this interest is consequently not included in interest and other income.

Gains (Losses) on Marketable Securities and Other Investments, Net of Taxes

We recorded pre-tax net gains relating to marketable securities and other investments of $0.1 million in the first quarter of fiscal 2004 and $0.3 million in the first quarter of fiscal 2003.

Income Taxes

In the first quarter of fiscal 2004 and 2003, we recorded income tax benefits of $27.8 million and $26.0 million on pre-tax losses from continuing operations of $81.8 million and $86.4 million, resulting in effective tax rates of approximately 34% and 30% for those periods. Our effective tax rate for the first quarter of fiscal 2004 differed from the federal statutory rate primarily due to the net effect of the benefit received from tax-exempt interest income and various tax credits offset by state taxes. Our effective tax rate for the first quarter of fiscal 2003 differed from the federal statutory rate primarily due to the net effect of the benefit received from tax-exempt interest income and various tax credits offset by non-deductible merger and divestiture related charges and state taxes.

As of October 31, 2003, we had net deferred tax assets of $217.8 million, which included a valuation allowance of $7.5 million for net operating loss carryforwards relating to our international subsidiaries and certain state capital loss carryforwards. The allowance reflects management’s assessment that we may not receive the benefit of certain loss carryforwards of our international subsidiaries and capital loss carryforwards in certain state jurisdictions. While we believe our current valuation allowance is sufficient, it may be necessary to increase this amount if it becomes more likely that we will not realize a greater portion of the net deferred tax assets. We assess the need for an adjustment to the valuation allowance on a quarterly basis.

Discontinued Operations

In July 2002, we sold our Quicken Loans mortgage business segment and accounted for the sale as discontinued operations. In October 2002, we sold our residual equity interest in the purchasing company and recognized a gain of $5.6 million on the transaction. See Note 6 of the financial statements.

In February 2003, we sold our wholly owned Japanese subsidiary, Intuit KK, and accounted for the sale as discontinued operations. In accordance with SFAS 144, we have segregated the operating results of Intuit KK from continuing operations in our statement of operations for all periods prior to the sale. See Note 6 of the financial statements.

Liquidity and Capital Resources

At October 31, 2003, our cash and cash equivalents and short-term investments totaled $917.6 million, a $289.2 million decrease from July 31, 2003. The decrease was primarily due to cash used by continuing operations and to our use of cash for our stock repurchase programs and for an acquisition.

We used $75.1 million in cash for our operations during the first quarter of fiscal 2004. Net loss from continuing operations used cash of $54.0 million. Adjustments for non-cash expenses included depreciation of $19.7 million and acquisition-related charges, amortization of purchased software and amortization of other purchased intangible assets totaling $10.8 million. Accrued compensation decreased $50.4 million, due mainly to the payment of fiscal 2003 bonuses in the first quarter of fiscal 2004.

We generated $123.9 million in cash from investing activities during the first quarter of fiscal 2004. We drew net cash of $266.8 million from short-term investments during the period, with proceeds of $801.2 million from the sale upon maturity of certain short-term investments more than offsetting reinvestments of $534.4 million. Our primary use of cash for investing activities was for the acquisition of Innovative Merchant Solutions LLC, which totaled $116.7 million. As a result of our continued investment in information systems and infrastructure, we also purchased a total of $21.1 million in property and equipment which included $5.4 million in labor costs capitalized in connection with internal use software projects.

We used $69.3 million in cash for our financing activities in the first quarter of fiscal 2004. The primary component of cash used in financing activities was $103.1 million for the repurchase of treasury stock through our stock repurchase programs. See Note 11 of the financial statements. This was partially offset by proceeds of $31.9 million we received from the issuance of common stock under employee stock plans.

In March 2003, Intuit’s Board of Directors initiated Repurchase Plan II and authorized the Company to repurchase up to $500.0 million of common stock from time to time over a three-year period. Shares of stock repurchased under this program become treasury shares. During the first quarter of fiscal 2004, we repurchased a total of 2.2 million shares of our common stock for an aggregate cost of approximately $103.1 million under this program. Authorized funds of $6.5 million remain available under this program at October 31, 2003.

In August 2003, our Board of Directors initiated Repurchase Plan III and authorized the Company to repurchase up to $500.0 million of common stock from time to time over a three-year period. Shares of stock repurchased under this program will become treasury shares. At October 31, 2003, we had repurchased no shares of common stock under this program.

Outstanding loans to executive officers and other employees totaled $19.4 million at October 31, 2003 and $19.7 million at July 31, 2003. Loans to executive officers are primarily relocation loans that are generally secured by real property and have maturity dates of up to 10 years. As of October 31, 2003, all interest payments were current in accordance with the terms of the loan agreements. Consistent with the requirements of The Sarbanes-Oxley Act of 2002, no loans to executive officers have been made or modified since July 30, 2002 and we do not intend to make or modify loans to executive officers in the future. See Note 13 of the financial statements.

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

Contractual Obligations

The following table summarizes our contractual obligations to make future payments at October 31, 2003:

	Payments Due by Period

	Less than 1	1-3	3-5	After 5
	year	years	years	years	Total
(In millions)
Restricted long-term assets	$—	$12.3	$—	$—	$12.3
Short-term portion of vacancy reserve	1.3	—	—	—	1.3
Long-term obligations	—	22.9	3.5	4.7	31.1
Operating leases	26.7	50.7	37.9	66.0	181.3

Total contractual cash obligations	$28.0	$85.9	$41.4	$70.7	$226.0

Restricted long-term assets at October 31, 2003 included $9.8 million in obligations to our employees under deferred compensation plans and $2.5 million that we held in escrow in connection with acquisitions. See Note 1 of the financial statements.

Long-term obligations at October 31, 2003 included the $7.9 million long-term portion of our reserve for vacant Mountain View facilities. Long-term obligations also included $17.5 million for amounts we owe to former stockholders of CBS Employer Services, Inc. in connection with our acquisition of that company in the fourth quarter of fiscal 2002. See Note 9 of the financial statements.

Reserves for Returns and Rebates

Activity in our reserves for product returns and for rebates during the first quarter of fiscal 2004 and comparative balances at October 31, 2002 were as follows:

		Additions
	Balance	Charged		Balance	Balance
	July 31,	Against	Returns/	October 31,	October 31,
	2003	Revenue	Redemptions	2003	2002
(In thousands)
Reserve for product returns	$34,406	$28,095	$(29,767)	$32,734	$36,424
Reserve for rebates	10,401	24,264	(26,521)	8,144	9,938

Reserves for product returns were slightly lower at October 31, 2003 compared to October 31, 2002 because of improvements in the estimates of sales to end-users resulting in lower product returns and improvements in the timeliness of sales returns from our retail customers. Reserves for rebates were lower at October 31, 2003 compared to October 31, 2002 because of a decrease in end-user rebate programs in fiscal 2004.

Recent Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Issue 00-21 provides guidance on accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We adopted Issue 00-21 effective August 1, 2003 and the adoption of this standard did not have a material effect on our financial position, results of operations or cash flows.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires us to consolidate a variable interest entity if we are subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 15, 2003. Some of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We anticipate that the adoption of FIN 46 will not have a material impact on our financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, SFAS 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. We adopted SFAS 149 effective August 1, 2003 and the adoption of this statement did not have a material effect on our financial position, results of operations or cash flows.

Risks That Could Affect Future Results

The factors discussed below are cautionary statements that identify important risks and trends that could impact our future operating results and could cause actual results to differ materially from those anticipated in the forward-looking statements in this Report. Our fiscal 2003 Form 10-K and other SEC filings contain additional details about these risks, as well as other risks that could affect future results.

Company-Wide Factors That Could Affect Future Results

We face intense competitive pressures in all of our businesses, which can have a negative impact on our revenue, profitability and market position. We have formidable current and potential competitors. Accordingly, we expect competition to remain intense during fiscal 2004 and beyond. Our competitors in all our businesses may introduce new and improved products and services, reduce prices, gain better access to distribution channels, increase advertising (including advertising targeted at Intuit customers), and release new products and services before we do. Any of these competitive actions – particularly any prolonged price competition – could diminish our net revenue and profitability. They could also affect our ability to keep existing customers and acquire new customers.

We are implementing new information systems that are important for our ability to execute on our growth strategy, and problems with the design or implementation of these systems could interfere with our business and operations. We are in the process of implementing new information systems to replace our existing systems. As a part of this effort, we began implementing in fiscal 2003, and will continue to implement in fiscal 2004, new software applications to manage our business and finance operations. We may not successfully implement these new systems and transition data, and even if we do succeed, the implementation may be much more costly than we anticipated. Any disruptions relating to these systems enhancements could adversely impact our ability to do the following in a timely and accurate manner: take customer orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run our business. In addition, many of our newer businesses depend on a different operational infrastructure than our desktop software businesses, and we expect to encounter difficulties as we develop, expand and modify our internal systems and procedures – including call center, customer management, order management, billing and other systems – to support these businesses. If we are unable to successfully implement new information systems, our financial position, results of operations, cash flows and stock price could be adversely affected.

If we do not continue to develop new products and services in a timely and efficient manner, our future financial results will suffer. We must continually develop new products and services and improve existing products and services so that we can remain competitive in the markets we serve and in the markets we seek to enter. In executing our customer-focused product strategies, we have introduced a number of products and services that are specially designed for specific businesses and consumer needs. Many of our offerings have posed new product development challenges for us because they require that our products and services integrate with one another and with both our web sites and our internal information systems. In addition, our customers expect – and our business model contemplates – increased functionality and greater inter-operability among our products and services. Moreover, our development and enhancement processes involve several risks, including challenges in hiring and retaining highly qualified employees, the risk of delays in product and service launches, the risk of defects that hinder performance and the risk that consumers will not buy new or modified offerings. Failure to timely and successfully develop new products and services would harm our competitive position and result in declines in our revenue and earnings.

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

Any significant failure in our technology systems could harm our operations and our financial performance. We rely on a variety of technology systems to take and fulfill customer orders, handle customer service requests, host our Web-based activities, support internal operations, store customer and company data and perform other functions. Our technology systems could be damaged or interrupted, lose customer data or otherwise fail to perform at levels necessary to support our business operations. Any significant failure in our technology systems could prevent us from accepting and fulfilling customer orders and adversely impact our operations. To reduce the likelihood of interruptions, we must continually upgrade our systems and processes to ensure that we have adequate recoverability, which is costly and time consuming. While we have backup systems for certain aspects of our operations, our systems are not fully redundant and our disaster recovery planning may not be sufficient for all eventualities. In addition, we may have inadequate insurance coverage or insurance limits to compensate us for losses from a major interruption. If our technology systems were to fail, it could harm our financial performance, damage our reputation and be expensive to remedy.

Business integration of acquired companies presents several challenges and we may not fully realize the intended benefits of our acquisitions if we do not successfully integrate them with our operations. During the past few years, we have completed numerous acquisitions (one in fiscal 2004, two in fiscal 2003 and five in fiscal 2002), and we expect to continue to pursue acquisitions as part of our business strategy. These acquisitions expand our product and service offerings, personnel and geographic locations and require us to integrate different company cultures, management teams and business infrastructures. The integration process can strain our resources and be expensive and time consuming, particularly if we are integrating multiple companies at the same time. Promptly and efficiently integrating acquired businesses creates challenges for our operational, financial and management information systems, as well as for our product development processes. Depending on the size and complexity of an acquisition, and the number of acquisitions we are concurrently integrating, our successful integration of the entity depends on a variety of factors, including:

•	Retaining key employees

•	Managing facilities and employees in different geographic areas

•	Retaining key customers, and

•	Integrating or coordinating research and development, product manufacturing, and sales and marketing programs.

Despite our efforts to adequately staff and equip our customer service and technical support operations, we cannot always respond promptly to customer requests for assistance. We occasionally experience customer service and technical support problems, including longer than expected waiting times for customers when our staffing and systems are inadequate to handle a higher-than-anticipated volume of requests. When we experience these problems, they can adversely affect customer relationships and our financial results (due to lost revenue because of our inability to accept orders for our products or increased costs). We also risk losing service at any one of our customer contact centers and our redundancy systems could prove inadequate to provide backup support. In addition, our customer-focused business strategy presents additional technical support challenges as we increase the number and complexity of the products we offer, particularly for our QuickBooks, Consumer Tax and Vertical Business Management Solutions segments. To improve our performance in this area, we must eliminate underlying causes of customer requests for service and support through product improvements, better order fulfillment processes, more robust self-help tools, and better forecasting of demand for support services. Implementing any of these improvements can be expensive, time consuming and ultimately prove unsuccessful.

Given the nature of the products and services that we offer, our revenue and earnings are highly seasonal. Several of our businesses are highly seasonal – particularly our tax businesses, but also our small business software and service offerings to a lesser extent. This causes significant quarterly fluctuations in our financial results. Revenue and operating results are usually strongest during the second and third fiscal quarters, which end January 31 and April 30. We experience lower revenues, and we often experience significant operating losses, in the first and fourth quarters, which end October 31 and July 31. Our financial results can also fluctuate from quarter to quarter and year to year due to a variety of factors, including changes in product sales mix that affect average selling prices, product release dates, the timing of sales of our higher-priced Vertical Business Management Solutions offerings, our methods for distributing our products, including the shift to a consignment model for our consumer tax products that we sell through retail distribution channels, and the timing of acquisitions, dispositions, and goodwill and purchased intangible asset impairment charges.

Acquisition-related costs can cause significant fluctuation in our net income. Our recent acquisitions have resulted in significant expenses, including amortization of purchased software (which is reflected in cost of revenue), as well as charges for in-process research and development, and amortization and impairment of goodwill, purchased intangible assets and deferred compensation (which are reflected in operating expenses). Total acquisition-related costs in the categories identified above were $196.0 million in fiscal 2002, $56.6 million in fiscal 2003 and $9.3 million in the first quarter of fiscal 2004. Fiscal 2003 and 2004 acquisition-related costs have declined primarily because of a change in the accounting treatment of goodwill. However, we may incur less frequent, but larger, impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. As of October 31, 2003, we had an unamortized goodwill balance of approximately $691.3 million, which could be subject to impairment charges in the future. Additional acquisitions, and any impairment of the value of purchased assets, could have a significant negative impact on our future operating results.

Specific Factors Affecting Our QuickBooks, Small Business Products and Services and Vertical Business Management Solutions Segments

In our QuickBooks and our Small Business Products and Services businesses, we face a wide range of competitive risks that could impact our financial results. Our QuickBooks business faces current competition from competitors’ desktop and Web-based software offerings. Many competitors and potential competitors have begun providing, or have expressed significant interest in providing, accounting and business management products and services to small businesses. As we expand the depth and breadth of our small business offerings, we face additional competition from others who are already offering industry-specific small business solutions and business management tools and services for larger small businesses. Microsoft has several small business offerings that compete with our small business offerings, including Microsoft Business Solutions Small Business Manager, Microsoft Business Solutions CRM and Business Contact Manager for Microsoft Office Outlook® 2003. We expect that Microsoft small business offerings will continue to compete with our small business offerings, perhaps even more directly in the future. In addition, we face direct competition in our Intuit Payroll Services Complete Payroll business from traditional payroll services offered by a number of companies, including ADP and Paychex. Our financial supplies business faces ongoing pricing pressures from many of our competitors. As we implement our Right for My Business strategy we face increased competitive threats from larger companies in bigger markets than we have historically faced.

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

It is too soon to provide assurance that we will be able to generate substantial and sustained revenue growth from new products and services in our QuickBooks, Small Business Products and Services and Vertical Business Management Solutions segments. To meet our growth goals, we must generate revenue from a wider range of market and customer segments, as well as from new products and services. There are many risks associated with our growth strategy, including:

•	We may have difficulty identifying potential targets for acquisition.

•	Our strategy depends on our successfully completing acquisitions and integrating acquired companies.

•	Our Right for My Business strategy is resulting in a dramatic increase in the number and complexity of the products and services that we offer. This places greater demands on our research and development, and marketing and sales resources, as we must develop, market and sell both the new products and services and periodic enhancements to an expanding portfolio of products and services. This will also require us to continually develop, expand and modify our internal business operations systems and procedures to gain better integration so we can support our new businesses, including our customer service and technical support contact centers, and our customer management, order management, billing and other systems.

•	Many of the new products and services we offer, and will be offering, are much more complex than our traditional core desktop software products and are priced accordingly. They will therefore require a more consultative sales process and a higher level of post-sales support, both of which could result in higher selling and marketing expenses. If we are not able to adapt our marketing, sales, distribution and customer support functions to accommodate these changes, we will not succeed in generating significant or sustained revenue or net income from these new businesses.

Our acquisition strategy entails a number of challenges that could limit our successful implementation of the strategy. A key component of our Right for My Business strategy is to continue to expand our product and service offerings, and we expect to derive a significant portion of this expansion from acquisitions. We could face the following risks relating to our strategy and future acquisitions, in addition to the integration challenges noted above:

•	Competition for acquisition opportunities could inhibit our ability to complete suitable acquisitions, and could also increase the price we would have to pay to complete acquisitions.

•	If we are unable to complete acquisitions successfully, we may not be able to develop and market products for new industries or applications with which we may not be familiar.

•	Acquired businesses may bring with them unanticipated liabilities, business or legal risks or operating costs that could harm our results of operations or business, reduce or eliminate any benefits of the acquisition or require unanticipated expenses.

•	Future acquisitions may require us to issue shares of our stock and stock options to owners of the acquired businesses, which would result in dilution to the equity interests of our stockholders.

•	If we fail to retain the services of key employees of acquired companies for significant time periods after we acquire their companies, we may experience difficulty in managing the acquired company’s business and not realize the anticipated benefits of the acquisition.

Revenue growth for our Vertical Business Management Solutions segment may be hindered by a variety of factors, which could have a negative impact on overall company revenue growth. Revenue growth for our Vertical Business Management Solutions business is subject to many risks. Among these are the negative impact of the current economic environment on customer purchases of the relatively high-priced software solutions offered by these businesses, strong pricing pressure in these markets because we compete with many small companies, who have fewer resources than larger companies and are therefore more likely to focus on near-term sales, our ability to successfully acquire other companies and the potential disruption to the businesses of the acquired companies during the acquisition integration process. In addition, revenue growth in any particular period may be difficult to predict because of the complex revenue streams generated by these businesses, and the corresponding complexity in the accounting policies that apply to them.

Our payroll businesses face a number of risks that could have a negative impact on revenue and profitability. For our payroll businesses, we must process customer data accurately, reliably and timely in order to attract and retain customers and avoid the costs associated with errors. We must also accurately and timely develop new and upgraded payroll products to enable our customers to meet the various regulatory deadlines associated with employer-related payroll activities. If we failed to timely deliver any of our payroll products, it could cause our current and prospective customers to choose a competitor’s product for that year’s payroll and not to purchase Intuit products in the future. Since our payroll businesses involve processing large amounts of payroll funds and remitting large amounts of income taxes, there is a potential for errors in processing the payments or misappropriation of payroll funds by either our customers’ employees or our own employees. Any such error or misappropriation could subject Intuit to liabilities that could be substantial. In addition, we are authorized by our customers to transfer money from their bank accounts to fund amounts owed to their employees and taxing authorities. It is possible that we could be held liable for such amounts in the event the client has insufficient funds to cover them. Moreover, our payroll businesses, other than our Do-It-Yourself product, include as part of their revenue interest on customer deposits not yet remitted to taxing authorities or to customers’ employees. If interest rates decline, or regulatory changes occur that either decrease the amount of taxes withheld or allow less time to remit taxes to taxing authorities, it would result in less interest revenue for those businesses. If any of the above eventualities came to pass, it could have a negative impact on the revenue, profitability and future growth of our payroll businesses.

Specific Factors Affecting Our Consumer Tax and Professional Accounting Solutions Segments

We face intense competitive pressures from both the private and public sectors in our Consumer Tax and Professional Tax businesses that could have a negative impact on revenue, profitability and market position. There are formidable current and potential competitors in the private sector for both our consumer and professional tax products, and we expect competition to remain intense in the future. Our major domestic competitor for both desktop and Web-based consumer tax software continues to be H&R Block, and our largest professional tax competitors are CCH Incorporated; Kleinrock Publishing; and the Thomson Corporation. In addition, we face current and potential competition from a number of publicly funded government entities that are offering individual taxpayers electronic tax preparation and/or filing services, at no cost to individual taxpayers. If governmental agencies are able to develop consumer tax preparation and filing services and to gain consumer acceptance of those services, it could have a negative impact on our financial results in future years. The federal government signed a three-year Free File Alliance agreement in October 2002 under which a number of private sector companies, rather than the federal government, are providing Web-based federal tax preparation and filing services at no cost through voluntary public services initiatives such as our Intuit Tax Freedom Project. However, future administrative, regulatory or legislative activity in this area could have a strong adverse impact the financial performance of our Consumer Tax and Professional Tax businesses.

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

Significant problems or delays in developing our Consumer Tax and Professional Tax products would result in lost revenue and customers. Developing tax preparation software presents unique challenges because of the demanding annual development cycle required to incorporate unpredictable tax law and tax form changes each year and because our customers expect high levels of accuracy and a timely launch of these products. Our tax preparation software business, which represents a substantial portion of our annual revenue, is highly seasonal since the customers in that market generally prepare and file their taxes by April 15. A significantly late product launch could cause our current and prospective customers to choose a competitor’s product for that year’s tax season or to choose not to purchase tax preparation software at all, which would result in lost revenue in the current tax year and would make it more difficult for us to sell our products to customers in future tax seasons. Moreover, the rigid development timetable increases the risk of bugs or errors in our products. Any major defects could lead to negative publicity, customer dissatisfaction, lost revenue and increased operating expenses, including expenses resulting from correcting defects or errors in our products, expenses resulting from increased activity at our customer contact centers and, expenses resulting from our commitment to reimburse penalties and interest paid by consumer customers due solely to calculation errors in our products.

If we fail to maintain reliable and responsive service levels for our electronic tax offerings, we could lose revenue and customers. Our Web-based tax preparation and electronic filing services must effectively handle extremely heavy customer demand during the peak tax season and the exact level of demand for these offerings is difficult to predict. We face significant risks and challenges in maintaining these services and maintaining adequate service levels, particularly during peak volume service times. For example, we experienced a relatively brief unscheduled interruption in our electronic filing service on April 15, 2003 during which certain users of our professional tax products were unable to receive confirmation from us that their electronic filing had been accepted, and we reached maximum capacity for a short period on April 15, 2002. We also face risks related to the performance of our redundancy and data recoverability systems in these businesses. If our redundancy and data recoverability systems are inadequate, then we could lose the ability to provide these services – or provide these services at inadequate levels – to our customers. If we experience any prolonged difficulties with our Web-based tax preparation or electronic filing service at any time during the tax season, we could lose current and future customers, receive negative publicity and incur increased operating costs, any of which could have a significant negative impact on the financial and market success of these businesses and have a negative impact on our near-term and long-term financial results.

If we are unable to significantly increase accountant-facilitated sales, it could have a negative impact on revenue growth. We are currently focused on developing relationships with accounting professionals in order to expand our opportunities to sell small business products and services to their clients under our “Right for My Firm, Right for My Clients” strategy. We view this strategy as an important driver for our Professional Accounting Solutions segment, as well as our QuickBooks and Small Business Products and Services businesses. However, since this is a new model for us, we face several risks associated with it, including the risk that we will not be able to effectively execute this strategy and the risk that we will not derive the anticipated benefits (including financial benefits) from this strategy. Moreover, we face intense competition in this effort, as there are an increasing number of alliances between accountants and other professional tax preparers and providers of small business software and services that aim to capitalize on accountant-facilitated sales of small business products and services to their clients.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Short-Term Investment Portfolio

We do not hold derivative financial instruments in our short-term investment portfolio. Our short-term investments consist of instruments that meet quality standards consistent with our investment policy. This policy specifies that, except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market or cash management funds, we diversify our holdings and limit our short-term investments with any individual issuer to a maximum of $5.0 million in each of our three managed portfolios.

Interest Rate Risk

Our cash equivalents and short-term investment portfolio are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents and short-term investments and the value of those investments.

Over the past few years, we have experienced significant reductions in our interest income due to declines in interest rates. These declines have led to interest rates that are low by historical standards and we do not believe that further decreases in interest rates will have a material impact on the interest income earned on our cash equivalents and short-term investments held at October 31, 2003.

Impact of Foreign Currency Rate Changes

The functional currency of all our international subsidiaries is the local currency. Assets and liabilities of our foreign subsidiaries are translated at the exchange rate on the balance sheet date. Revenue, costs and expenses are translated at average rates of exchange in effect during the period. We report translation gains and losses as a separate component of stockholders’ equity. We include net gains and losses resulting from foreign exchange transactions on our statement of operations.

Since we translate foreign currencies (primarily Canadian dollars and British pounds) into U.S dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant primarily because our international subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. There was a nominal currency exchange impact from our intercompany transactions for fiscal 2001 and 2002. Due primarily to the effect of the weakening U.S. dollar on intercompany balances with our Canadian subsidiary, we recorded foreign currency exchange gains of $5.4 million in fiscal 2003 and $3.3 million in the first quarter of fiscal 2004. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of October 31, 2003, we did not engage in foreign currency hedging activities.

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

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1
LEGAL PROCEEDINGS

Leonard Knable et al. v. Intuit Inc. was filed in Los Angeles County Superior Court on February 24, 2003. The original complaint alleged various claims for unfair practices and deceptive and misleading advertising, fraud and deceit and product liability, on behalf of a purported class. The allegations are based on allegedly defective design and operation of the product activation feature in Intuit’s TurboTax 2002 for Windows desktop software and Intuit’s representations and disclosures about product activation. The complaint seeks disgorgement of revenue from the sale of the product, compensatory and punitive damages, injunctive relief and attorneys’ fees and costs. On Intuit’s motion, the court dismissed the complaint on September 29, 2003, but granted plaintiffs leave to amend. Plaintiffs filed an amended complaint on October 30, 2003, adding causes of action for trespass to chattels, breach of contract, breach of the covenant of good faith and fair dealing, and negligent misrepresentation. Intuit will file a motion to dismiss the amended complaint on December 4, 2003. Discovery is stayed pending the court’s decision on Intuit’s second motion to dismiss.

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

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Intuit’s Annual Meeting of Stockholders held on October 30, 2003, our stockholders voted as follows on the below proposals:

1.	Proposal to elect directors:

	For	Withheld

Stephen M. Bennett	175,453,577	3,950,351
Christopher W. Brody	167,904,562	11,499,366
William V. Campbell	177,933,474	1,470,454
Scott D. Cook	177,895,782	1,508,146
L. John Doerr	177,439,562	1,964,366
Donna L. Dubinsky	168,110,762	11,293,166
Michael R. Hallman	168,084,154	11,319,774
Stratton D. Sclavos	177,669,700	1,734,228

2.	Proposal to amend Intuit’s 1996 Employee Stock Purchase Plan to increase the number of shares of common stock available for issuance under that plan by 500,000 shares:

For	150,302,430
Against	4,045,088
Abstain	874,193
Broker Non-Votes	24,182,217

3.	Proposal to ratify the appointment of Ernst & Young LLP as Intuit’s independent auditors for fiscal 2004:

For	158,405,194
Against	20,006,049
Abstain	992,685
Broker Non-Votes	0

ITEM 5
OTHER MATTERS

CHANGES IN EXECUTIVE OFFICERS

Thomas E. Weigman joined Intuit as our Senior Vice President and Chief Marketing Officer on September 8, 2003. Prior to joining Intuit, Mr. Weigman served as Sprint Corporation’s Senior Vice President, Consumer Strategy and Communications Group, from February 1999 through June 2000; as its President, Consumer Services Group-Long Distance, from February 1995 to February 1999; and as its Chief Marketing Officer, Long Distance, from February 1991 to February 1995. Mr. Weigman, age 56, holds a Bachelor of Science degree in Civil Engineering from Lehigh University and an MBA from The Wharton School, University of Pennsylvania.

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

We have filed the following exhibits as part of this report:

Incorporated By Reference

Filed with
Exhibit		this
No.	Exhibit Description	Form 10-Q	Form	File No.	Date Filed

10.01	Intuit 1996 Employee Stock Purchase Plan, as amended through October 30, 2003	X

10.02	Form of Stock Bonus Agreement (Matching Unit) under the Intuit 2002 Equity Incentive Plan related to the Executive Stock Ownership Program	X

10.03	Employment Agreement between Intuit and Nicholas J. Spaeth, dated July 27, 2003	X

10.04	Employment Agreement between Intuit and Thomas E. Weigman, dated August 8, 2003	X

31.01	Rule 13a-14(a) Certification (Chief Executive Officer)*	X

31.02	Rule 13a-14(a) Certification (Chief Financial Officer)*	X

32.01	Section 1350 Certification (Chief Executive Officer)	X

32.02	Section 1350 Certification (Chief Financial Officer)	X

* This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Intuit specifically incorporates it by reference.

Reports on Form 8-K filed during the first quarter of fiscal 2004:

1.	On August 1, 2003, Intuit filed a report on Form 8-K to report under Item 5 that on July 30, 2003 it had entered into an amended and restated employment agreement with Stephen M. Bennett, the Company’s Chief Executive Officer. The amended and restated employment agreement was filed with the report.

2.	On August 19, 2003, Intuit furnished a report on Form 8-K to report under Item 12 its financial results for the fourth quarter and fiscal year ended July 31, 2003, and to list under Item 7 a press release furnished with the filing. Intuit’s statement of operations and balance sheet for the fourth quarter and fiscal year ended July 31, 2003 were included with the press release that is an exhibit to the report.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)

Date: December 5, 2003	By:	/s/ Robert B. Henske

Robert B. (“Brad”) Henske
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.01	Intuit 1996 Employee Stock Purchase Plan, as amended through October 30, 2003

10.02	Form of Stock Bonus Agreement (Matching Unit) under the Intuit 2002 Equity Incentive Plan related to the Executive Stock Ownership Program

10.03	Employment Agreement between Intuit and Nicholas J. Spaeth, dated July 27, 2003

10.04	Employment Agreement between Intuit and Thomas E. Weigman, dated August 8, 2003

31.01	Rule 13a-14(a) Certification (Chief Executive Officer)

31.02	Rule 13a-14(a) Certification (Chief Financial Officer)

32.01	Section 1350 Certification (Chief Executive Officer)

32.02	Section 1350 Certification (Chief Financial Officer)