Form 10-Q
period 2004-01-31
INTUIT INC
filed 2004-03-09
CIK 896878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2004 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________.

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

Approximately 196,862,515 shares of Common Stock, $0.01 par value, as of February 27, 2004

INTUIT INC.
FORM 10-Q
INDEX

Page
Number

PART I FINANCIAL INFORMATION
ITEM 1: Financial Statements
Condensed Consolidated Balance Sheets as of July 31, 2003 and January 31, 2004	3
Condensed Consolidated Statements of Operations for the three and six months ended January 31, 2003 and 2004	4
Condensed Consolidated Statements of Cash Flows for the six months ended January 31, 2003 and 2004	5
Notes to Condensed Consolidated Financial Statements	6
ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
ITEM 3: Quantitative and Qualitative Disclosures about Market Risk	40
ITEM 4: Controls and Procedures	41
PART II OTHER INFORMATION
ITEM 1: Legal Proceedings	42
ITEM 5: Other Matters	43
ITEM 6: Exhibits and Reports on Form 8-K	44
Signatures	46
EXHIBIT 10.01
EXHIBIT 10.02
EXHIBIT 10.03
EXHIBIT 10.04
EXHIBIT 10.05
EXHIBIT 10.06
EXHIBIT 10.07
EXHIBIT 10.08
EXHIBIT 10.09
EXHIBIT 10.10
EXHIBIT 10.11
EXHIBIT 31.01
EXHIBIT 31.02
EXHIBIT 32.01
EXHIBIT 32.02

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

PART I

ITEM 1
FINANCIAL STATEMENTS

INTUIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	January 31,
	2003	2004
(In thousands; unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$170,043	$87,831
Short-term investments	1,036,758	891,081
Payroll customer deposits	306,007	281,448
Accounts receivable, net	88,156	283,959
Deferred income taxes	34,824	34,824
Prepaid expenses and other current assets	33,082	61,554

Total current assets	1,668,870	1,640,697
Property and equipment, net	188,253	196,913
Goodwill, net	591,091	690,766
Purchased intangible assets, net	125,445	124,865
Long-term deferred income taxes	183,061	183,061
Loans to executive officers and other employees	19,690	18,206
Other assets	13,857	18,630

Total assets	$2,790,267	$2,873,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,786	$104,448
Accrued compensation and related liabilities	118,678	105,401
Payroll service obligations	306,007	281,448
Deferred revenue	178,840	203,686
Income taxes payable	76,725	103,523
Other current liabilities	59,129	145,653

Total current liabilities	796,165	944,159

Long-term obligations	29,265	18,864

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	1,921,554	1,944,273
Treasury shares, at cost	(672,326)	(795,505)
Deferred compensation	(25,850)	(21,988)
Accumulated other comprehensive income (loss)	(789)	(2,616)
Retained earnings	742,248	785,951

Total stockholders’ equity	1,964,837	1,910,115

Total liabilities and stockholders’ equity	$2,790,267	$2,873,138

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2003	2004	2003	2004
(In thousands, except per share amounts; unaudited)
Net revenue:
Product	$457,240	$509,012	$599,143	$669,197
Service	83,238	109,556	138,842	175,823
Other	17,598	17,721	32,963	33,797

Total net revenue	558,076	636,289	770,948	878,817

Costs and expenses:
Cost of revenue:
Cost of product revenue	71,062	65,895	99,774	97,913
Cost of service revenue	39,557	42,472	76,169	78,308
Cost of other revenue	5,164	6,889	9,754	13,673
Amortization of purchased software	3,518	3,324	6,495	6,613
Customer service and technical support	55,591	63,215	95,221	104,206
Selling and marketing	97,796	107,640	172,617	199,589
Research and development	66,080	73,333	130,207	144,664
General and administrative	38,405	48,131	78,021	91,826
Charge for purchased research and development	1,070	—	8,859	—
Acquisition-related charges	9,154	6,780	18,609	12,829

Total costs and expenses	387,397	417,679	695,726	749,621

Income from continuing operations	170,679	218,610	75,222	129,196
Interest and other income	7,770	7,170	16,556	14,660
Gains on marketable securities and other investments, net	2,827	90	3,080	237

Income from continuing operations before income taxes	181,276	225,870	94,858	144,093
Income tax provision	55,905	76,804	29,936	48,992

Net income from continuing operations	125,371	149,066	64,922	95,101
Discontinued operations, net of income taxes:
Gain on disposal of Quicken Loans discontinued operations	—	—	5,556	—
Net income from Intuit KK discontinued operations	3,059	—	3,267	—

Net income from discontinued operations	3,059	—	8,823	—

Net income	$128,430	$149,066	$73,745	$95,101

Basic net income per share from continuing operations	$0.61	$0.75	$0.32	$0.48
Basic net income per share from discontinued operations	0.01	—	0.04	—

Basic net income per share	$0.62	$0.75	$0.36	$0.48

Shares used in basic per share amounts	205,682	197,665	206,823	198,206

Diluted net income per share from continuing operations	$0.59	$0.73	$0.31	$0.47
Diluted net income per share from discontinued operations	0.01	—	0.04	—

Diluted net income per share	$0.60	$0.73	$0.35	$0.47

Shares used in diluted per share amounts	212,455	203,430	213,445	203,796

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	January 31,
	2003	2004
(In thousands; unaudited)
Cash flows from operating activities:
Net income from continuing operations	$64,922	$95,101
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Acquisition-related charges	18,609	12,829
Amortization of purchased software	6,495	6,613
Amortization of other purchased intangible assets	—	2,921
Charge for purchased research and development	8,859	—
Amortization of deferred compensation not related to acquisitions	1,267	3,118
Depreciation	36,119	38,588
Loss on disposal of property and equipment	2,321	2,008
Gain on foreign exchange transactions	(2,060)	(4,107)
Net gains from marketable securities and other investments	(3,080)	(237)
Deferred income taxes	2,633	—
Tax benefit from employee stock options	30,379	22,964

Subtotal	166,464	179,798

Changes in operating assets and liabilities:
Payroll customer deposits	40,451	24,559
Accounts receivable	(187,982)	(193,273)
Income taxes receivable	2,187	—
Prepaid expenses and other current assets	10,745	(24,948)
Accounts payable	35,557	45,449
Accrued compensation and related liabilities	4,172	(13,467)
Payroll service obligations	(40,423)	(24,559)
Deferred revenue	16,686	24,581
Income taxes payable	23,096	26,706
Other current liabilities	94,131	83,761

Total changes in operating assets and liabilities	(1,380)	(51,191)

Net cash provided by operating activities	165,084	128,607

Cash flows from investing activities:
Purchases of short-term investments	(653,284)	(1,080,002)
Liquidation and maturity of short-term investments	748,743	1,225,543
Proceeds from the sale of marketable securities	16,371	—
Purchases of property and equipment	(54,970)	(47,662)
Change in other assets	(2,324)	(3,015)
Acquisitions of businesses, net of cash acquired	(185,227)	(120,810)

Net cash used in investing activities	(130,691)	(25,946)

Cash flows from financing activities:
Change in long-term obligations	(1,944)	(10,557)
Net proceeds from issuance of common stock	90,593	86,556
Purchase of treasury stock	(423,210)	(261,127)

Net cash used in financing activities	(334,561)	(185,128)

Net cash provided by discontinued operations	264,539	—
Effect of exchange rates on cash and cash equivalents	796	255

Net decrease in cash and cash equivalents	(34,833)	(82,212)
Cash and cash equivalents at beginning of period	408,948	170,043

Cash and cash equivalents at end of period	$374,115	$87,831

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

We have included all normal recurring adjustments and the adjustments for discontinued operations that we considered necessary to give a fair presentation of our operating results for the periods presented. These condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements for the fiscal year ended July 31, 2003 included in Intuit’s Form 10-K, filed with the Securities and Exchange Commission on September 19, 2003. Results for the three and six months ended January 31, 2004 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2004 or any other future period. Our tax businesses are highly seasonal, with sales of tax preparation products and services heavily concentrated in the period from November through April. These seasonal patterns mean that our quarterly total net revenue is usually highest during our second and third fiscal quarters.

Use of Estimates

We make estimates and assumptions that affect the amounts reported in the financial statements and the disclosures made in the accompanying notes. For example, we use estimates in determining the appropriate levels of reserves for product returns and rebates, the collectibility of accounts receivable, the realizability of deferred tax assets, the appropriate levels of various accruals and the remaining economic lives and carrying values of purchased intangible assets, property and equipment and other long-lived assets. We also use assumptions when employing the Black-Scholes valuation model to estimate the fair value of stock options granted for pro forma disclosures. See Note 1, “Stock-Based Incentive Programs.” Despite our intention to establish accurate estimates and use reasonable assumptions, actual results may differ from our estimates.

Net Revenue

We derive revenues from the sale of packaged software products and supplies, product support, professional services, outsourced payroll services and multiple element arrangements that may include any combination of these items. We recognize revenue for software products and related services in accordance with Statement of Position 97-2, “Software Revenue Recognition,” as modified by SOP 98-9. For other offerings, we follow Staff Accounting Bulletin No. 104, “Revenue Recognition.” We recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collectibility is probable.

In some situations, we receive advance payments from our customers. We also offer multiple element arrangements to our customers. We defer revenue associated with these advance payments and the fair value of undelivered elements until we ship the products or perform the services. Deferred revenue consisted of the following at the dates indicated:

	July 31,	January 31,
	2003	2004
(In thousands)
Product and product-related services	$146,609	$166,017
Customer support	32,231	37,669

	$178,840	$203,686

Product-related services include deferred revenue primarily for consumer electronic filing services and QuickBooks Do-It-Yourself Payroll.

In accordance with Financial Accounting Standards Board Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” we generally account for cash consideration (such as sales incentives) that we give to our customers or resellers as a reduction of revenue rather than as an operating expense unless we receive a benefit that we can identify and for which we can reasonably estimate the fair value.

Product Revenue

We typically recognize revenue from the sale of our packaged software products and supplies when we ship the products or, in the case of certain agreements, when products are delivered to retailers. We sell some of our QuickBooks and Consumer Tax products on consignment to a limited number of resellers. We recognize revenue for these consignment transactions only when the end-user sale has occurred.

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

Other Revenue

Other revenue consists primarily of revenue from revenue-sharing arrangements with third-party service providers and from online advertising agreements. We recognize transaction fees from revenue sharing arrangements as end-user sales are reported to us by these partners. We typically recognize revenue from online advertising agreements as the lesser of when the advertisements are served or pro rata based on the contractual time period.

Multiple Element Arrangements

We enter into certain revenue arrangements for which we are obligated to deliver multiple products and/or services (multiple elements). For these arrangements, which generally include software products, we allocate and defer revenue for the undelivered elements based on their vendor-specific objective evidence, or VSOE, of fair value. VSOE is generally the price charged when that element is sold separately.

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

Shipping and Handling

We record the amounts we charge our customers for the shipping and handling of our software products as product revenue and we record the related costs as cost of product revenue on our statement of operations. Product revenue from shipping and handling is not significant.

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

Our diluted net income per share computations for the second quarter of fiscal 2003 and 2004 included 6.8 million and 5.8 million common equivalent shares but the periods did not include the effect of options to purchase 4.1 million shares of common stock because the option exercise prices were greater than the average market price of our common stock. Our diluted net income per share computations for the first six months of fiscal 2003 and 2004 included 6.6 million and 5.6 million common equivalent shares but the periods did not include the effect of options to purchase 4.8 million shares of common stock because the option exercise prices were greater than the average market price of our common stock.

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

Payroll Customer Deposits and Payroll Service Obligations

Payroll customer deposits represent cash held on behalf of our payroll customers. Payroll service obligations consist primarily of payroll taxes we owe on behalf of our payroll customers.

Goodwill, Purchased Intangible Assets and Other Long-lived Assets

We record goodwill when the purchase price of net tangible and intangible assets we acquire exceeds their fair value. We amortize the cost of identified intangible assets on a straight-line basis over periods ranging from two to seven years.

We regularly perform reviews to determine if the carrying values of our long-lived assets are impaired. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we review goodwill and other intangible assets that have indefinite useful lives for impairment at least annually in our fourth fiscal quarter, or more frequently if an event occurs indicating the potential for impairment. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review intangible assets that have finite useful lives and other long-lived assets when an event occurs indicating the potential for impairment. In our reviews, we look for facts or circumstances, either internal or external, indicating that we may not recover the carrying value of the asset. We measure impairment losses related to long-lived assets based on the amount by which the carrying amounts of these assets exceed their fair values. Our measurement of fair value is generally based on an analysis of the present value of estimated future discounted cash flows. Our analysis is based on available information and reasonable and supportable assumptions and projections. The discounted cash flow analysis considers the likelihood of possible outcomes and is based on our best estimate of projected future cash flows. If necessary, we perform subsequent calculations to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets.

Stock-Based Incentive Programs

We provide equity incentives to our employees and to our Board members. We apply the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based incentives. Accordingly, we are not required to record compensation expense when stock options are granted to eligible participants as long as the exercise price is not less than the fair market value of the stock when the option is granted. We are also not required to record compensation expense in connection with our Employee Stock Purchase Plan as long as the purchase price of the stock is not less than 85% of the lower of the fair market value at the beginning of each offering period or at the end of each purchase period.

In October 1995 the FASB issued SFAS 123, “Accounting for Stock Based Compensation,” and in December 2002 the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Although these pronouncements allow us to continue to follow the APB 25 guidelines and not record compensation expense for most stock-based compensation, we are required to disclose our pro forma net income or loss and net income or loss per share as if we had adopted SFAS 123 and SFAS 148. The pro forma impact of applying SFAS 123 and SFAS 148 in the second quarter and first six months of fiscal 2003 and 2004 does not necessarily represent the pro forma impact in future quarters or years.

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

Options

	Three Months Ended		Six Months Ended

	January 31,	January 31,	January 31,	January 31,
	2003	2004	2003	2004

Expected life (years)	1.92 - 4.92	1.99 - 4.99	1.91 - 4.92	1.95 - 4.99
Expected volatility factor	77%	72%	77-78%	72-74%
Risk-free interest rate	1.03 - 3.10%	0.85 - 3.29%	1.03 - 3.10%	0.85 - 3.29%
Expected dividend yield	—	—	—	—

	Employee Stock Purchase Plan

	Three Months Ended		Six Months Ended

	January 31,	January 31,	January 31,	January 31,
	2003	2004	2003	2004

Expected life (years)	1.00	1.00	1.00	1.00
Expected volatility factor	78%	74%	78%	74-76%
Risk-free interest rate	1.23%	0.94%	1.23%	0.94 - 0.97%
Expected dividend yield	—	—	—	—

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

	Three Months Ended		Six Months Ended

	January 31,	January 31,	January 31,	January 31,
	2003	2004	2003	2004
(In thousands, except per share amounts)
Net income
Net income, as reported	$128,430	$149,066	$73,745	$95,101
Add: Stock-based employee compensation expense included in reported net income, net of income taxes	263	132	1,200	295
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of income taxes	(23,997)	(17,934)	(46,871)	(39,320)

Pro forma net income	$104,696	$131,264	$28,074	$56,076

Net income per share
Basic - as reported	$0.62	$0.75	$0.36	$0.48

Basic - pro forma	$0.51	$0.66	$0.14	$0.28

Diluted - as reported	$0.60	$0.73	$0.35	$0.47

Diluted - pro forma	$0.49	$0.65	$0.13	$0.28

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

Due to changes in our distribution arrangements during fiscal 2002, we are selling an increasing proportion of our software products directly to many retailers rather than through a few major distributors. No distributor or individual retailer accounted for 10% or more of total net revenue in the second quarter or first six months of fiscal 2003 or 2004. Amounts due from Rock Acquisition Corporation under certain licensing and distribution agreements comprised 10.8% of accounts receivable at July 31, 2003. One customer accounted for 12.6% of accounts receivable at January 31, 2004.

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

The following schedule summarizes the estimated fair value of our short-term investments at the dates indicated.

	July 31,	January 31,
	2003	2004
(In thousands)
Corporate notes	$50,471	$15,558
Municipal bonds	931,374	856,550
U.S. government securities	54,913	18,973

	$1,036,758	$891,081

The following table summarizes the estimated fair value of our available-for-sale debt securities held in short-term investments classified by the stated maturity date of the security:

	July 31,	January 31,
	2003	2004
(In thousands)
Due within one year	$241,110	$211,127
Due within two years	270,900	217,483
Due within three years	3,088	8,881
Due after three years	521,660	453,590

	$1,036,758	$891,081

Unrealized gains and losses on short-term investments at July 31, 2003 and January 31, 2004 were not material. Realized gains and losses from the sale of short-term investments were not material in the second quarter or first six months of fiscal 2003 or 2004.

3.     Goodwill and Intangible Assets

Changes in the carrying value of goodwill by reportable segment during the first six months of fiscal 2004 were as follows. Our reportable segments are described in Note 6.

	Balance	Increase	Effect of	Balance
	July 31,	(Decrease)	Exchange	January 31,
	2003	in Goodwill	Rates	2004
(In thousands)
Small Business Products and Services	$308,785	$98,716	$—	$407,501
Consumer Tax	11,204	113	—	11,317
Professional Accounting Solutions	90,507	—	—	90,507
Vertical Business Management Solutions	170,522	170	—	170,692
Other Businesses	10,073	—	676	10,749

	$591,091	$98,999	$676	$690,766

The net increase in goodwill was related primarily to our acquisition of Innovative Merchant Solutions LLC in the first quarter of fiscal 2004. See Note 5.

Purchased intangible assets consisted of the following at the dates indicated:

	Life in	July 31,	January 31,
	Years	2003	2004
(Dollars in thousands)
Customer lists	3-7	$171,237	$187,622
Less accumulated amortization		(105,771)	(118,999)

		65,466	68,623

Purchased technology	2-7	143,605	147,247
Less accumulated amortization		(93,694)	(100,348)

		49,911	46,899

Trade names and logos	3-7	17,199	17,302
Less accumulated amortization		(10,293)	(11,708)

		6,906	5,594

Covenants not to compete	2-5	9,410	11,382
Less accumulated amortization		(6,248)	(7,633)

		3,162	3,749

Total purchased intangible assets		341,451	363,553
Total accumulated amortization		(216,006)	(238,688)

Total net purchased intangible assets		$125,445	$124,865

The increases in customer lists and covenants not to compete during the first six months of fiscal 2004 were due primarily to our acquisition of Innovative Merchant Solutions LLC. See Note 5.

We summarize the following expenses on the acquisition-related charges line of our statement of operations:

	Three Months Ended		Six Months Ended

	January 31,	January 31,	January 31,	January 31,
	2003	2004	2003	2004

(In thousands)
Amortization of purchased intangible assets	$8,716	$6,560	$16,609	$12,336
Amortization of acquisition-related deferred compensation	438	220	2,000	493

Total acquisition-related charges	$9,154	$6,780	$18,609	$12,829

We expect annual amortization of our purchased intangible assets by fiscal year to be as shown in the following table. Amortization of purchased intangible assets is charged primarily to amortization of purchased software in cost of revenue and to acquisition-related charges in operating expenses on our statement of operations. Amounts include amortization of intangible assets purchased in fiscal 2004. Future acquisitions could cause these amounts to increase. In addition, if impairment events occur they could accelerate the timing of charges.

Expected
(Dollars in thousands)	Amortization
Fiscal year ending July 31,	Expense

2004	$42,823
2005	36,578
2006	30,429
2007	20,194
2008	9,966
Thereafter	6,709

Total expected future amortization expense	$146,699

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

The components of accumulated other comprehensive income (loss), net of income taxes, were as follows:

	Marketable	Short-term	Foreign Currency
	Securities	Investments	Translation	Total
(In thousands)
Six months ended January 31, 2003
Beginning balance, net of income taxes	$(4,845)	$2,058	$(888)	$(3,675)
Unrealized gain, net of income tax provision of $7,285	10,927	—	—	10,927
Unrealized loss, net of income tax benefit of $578	—	(867)	—	(867)
Reclassification adjustment for realized gain included in net income, net of income tax benefit of $1,549	(2,323)	—	—	(2,323)
Translation adjustment	—	—	(459)	(459)

Other comprehensive income (loss)	8,604	(867)	(459)	7,278

Ending balance, net of income taxes	$3,759	$1,191	$(1,347)	$3,603

Six months ended January 31, 2004
Beginning balance, net of income taxes	$105	$213	$(1,107)	$(789)
Unrealized gain, net of income tax provision of $99	149	—	—	149
Unrealized loss, net of income tax benefit of $55	—	(81)	—	(81)
Translation adjustment	—	—	(1,895)	(1,895)

Other comprehensive income (loss)	149	(81)	(1,895)	(1,827)

Ending balance, net of income taxes	$254	$132	$(3,002)	$(2,616)

	Three Months Ended		Six Months Ended

	January 31,	January 31,	January 31,	January 31,
	2003	2004	2003	2004
(In thousands)
Net income	$128,430	$149,066	$73,745	$95,101
Other comprehensive income (loss)	2,227	(1,077)	7,278	(1,827)

Comprehensive net income, net of income taxes	$130,657	$147,989	$81,023	$93,274

Income tax provision netted against other comprehensive income (loss)	$1,686	$(61)	$5,158	$44

5. Acquisitions

On October 4, 2003, we acquired all of the membership interests of Innovative Merchant Solutions LLC and a related entity doing business as Innovative Gateway Solutions (together, “IMS”) for an aggregate purchase price of approximately $116.7 million in cash. Of the total purchase price, $86.3 million was paid to the members of IMS and $30.4 million was deposited into a third-party escrow account at closing. Of the cash deposited into escrow, $10.4 million is payable to former IMS members in January 2005 and the remaining $20.0 million will be paid to former IMS members from escrow in installments of $12.0 million and $8.0 million in October 2004 and October 2005 upon the satisfaction of certain operating contingencies.

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

All reportable segments except Small Business Products and Services, Vertical Business Management Solutions and Other Businesses operate solely in the United States. All segments sell primarily to customers located in the United States. International total net revenue was less than 7% of consolidated total net revenue for all periods presented.

QuickBooks product revenue is derived primarily from QuickBooks desktop software products. QuickBooks service revenue is derived from QuickBooks Online Edition.

Small Business Products and Services product revenue is comprised of QuickBooks Do-It-Yourself Payroll, financial supplies and information technology management software. Service revenue for this segment is derived primarily from outsourced payroll services, QuickBooks support plans and merchant account services. Other revenue for this segment consists of royalties from small business online transactions and interest earned on customer payroll deposits.

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

Vertical Business Management Solutions, or VBMS, revenue is derived from four businesses that we acquired in fiscal 2002 that provide small business management solutions for selected industries, which we call “Verticals.” Those businesses are Intuit Distribution Management Solutions, MRI Real Estate Solutions, Intuit Construction Business Solutions and Intuit Public Sector Solutions. VBMS product revenue is derived from business management software for these industries. VBMS service revenue consists primarily of technical support, consulting and training services.

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

The following tables show our financial results by reportable segment for the second quarter and first six months of fiscal 2003 and 2004.

		Small			Vertical
		Business		Professional	Business
Three months ended		Products &	Consumer	Accounting	Mgmt	Other
January 31, 2003	QuickBooks	Services	Tax	Solutions	Solutions	Businesses	Corporate	Consolidated
(In thousands)
Product revenue	$93,154	$68,727	$78,256	$146,385	$10,017	$60,701	$—	$457,240
Service revenue	823	47,496	16,094	4,026	13,946	853	—	83,238
Other revenue	—	4,704	909	—	58	11,927	—	17,598

Total net revenue	93,977	120,927	95,259	150,411	24,021	73,481	—	558,076

Segment operating income (loss)	50,813	37,298	30,222	118,595	(3,465)	32,378	—	265,841
Common expenses	—	—	—	—	—	—	(81,420)	(81,420)

Subtotal	50,813	37,298	30,222	118,595	(3,465)	32,378	(81,420)	184,421
Acquisition-related costs	—	—	—	—	—	—	(13,742)	(13,742)
Realized net gain on marketable securities	—	—	—	—	—	—	2,827	2,827
Interest and other income	—	—	—	—	—	—	7,770	7,770

Income (loss) from continuing operations before income taxes	$50,813	$37,298	$30,222	$118,595	$(3,465)	$32,378	$(84,565)	$181,276

		Small			Vertical
		Business		Professional	Business
Three months ended		Products &	Consumer	Accounting	Mgmt	Other
January 31, 2004	QuickBooks	Services	Tax	Solutions	Solutions	Businesses	Corporate	Consolidated
(In thousands)
Product revenue	$100,339	$80,066	$102,905	$151,542	$9,440	$64,720	$—	$509,012
Service revenue	927	59,215	25,780	5,261	16,604	1,769	—	109,556
Other revenue	—	6,059	1,287	—	101	10,274	—	17,721

Total net revenue	101,266	145,340	129,972	156,803	26,145	76,763	—	636,289

Segment operating income (loss)	48,128	52,123	62,406	119,189	161	35,477	—	317,484
Common expenses	—	—	—	—	—	—	(88,770)	(88,770)

Subtotal	48,128	52,123	62,406	119,189	161	35,477	(88,770)	228,714
Acquisition-related costs	—	—	—	—	—	—	(10,104)	(10,104)
Realized net gain on marketable securities	—	—	—	—	—	—	90	90
Interest and other income	—	—	—	—	—	—	7,170	7,170

Income (loss) from continuing operations before income taxes	$48,128	$52,123	$62,406	$119,189	$161	$35,477	$(91,614)	$225,870

		Small			Vertical
		Business		Professional	Business
Six months ended		Products &	Consumer	Accounting	Mgmt	Other
January 31, 2003	QuickBooks	Services	Tax	Solutions	Solutions	Businesses	Corporate	Consolidated
(In thousands)
Product revenue	$130,992	$127,115	$82,111	$152,735	$15,647	$90,543	$—	$599,143
Service revenue	1,404	86,026	18,099	4,138	27,114	2,061	—	138,842
Other revenue	—	8,994	1,104	—	63	22,802	—	32,963

Total net revenue	132,396	222,135	101,314	156,873	42,824	115,406	—	770,948

Segment operating income (loss)	56,418	70,084	15,152	101,847	(10,677)	37,527	—	270,351
Common expenses	—	—	—	—	—	—	(161,166)	(161,166)

Subtotal	56,418	70,084	15,152	101,847	(10,677)	37,527	(161,166)	109,185
Acquisition-related costs	—	—	—	—	—	—	(33,963)	(33,963)
Realized net gain on marketable securities	—	—	—	—	—	—	3,080	3,080
Interest and other income	—	—	—	—	—	—	16,556	16,556

Income (loss) from continuing operations before income taxes	$56,418	$70,084	$15,152	$101,847	$(10,677)	$37,527	$(175,493)	$94,858

		Small			Vertical
		Business		Professional	Business
Six months ended		Products &	Consumer	Accounting	Mgmt	Other
January 31, 2004	QuickBooks	Services	Tax	Solutions	Solutions	Businesses	Corporate	Consolidated
(In thousands)
Product revenue	$142,282	$152,093	$105,217	$158,451	$18,978	$92,176	$—	$669,197
Service revenue	1,820	104,404	28,486	5,276	32,619	3,218	—	175,823
Other revenue	—	11,942	1,438	—	841	19,576	—	33,797

Total net revenue	144,102	268,439	135,141	163,727	52,438	114,970	—	878,817

Segment operating income (loss)	50,404	91,401	40,497	100,090	1,044	40,258	—	323,694
Common expenses	—	—	—	—	—	—	(175,056)	(175,056)

Subtotal	50,404	91,401	40,497	100,090	1,044	40,258	(175,056)	148,638
Acquisition-related costs	—	—	—	—	—	—	(19,442)	(19,442)
Realized net gain on marketable securities	—	—	—	—	—	—	237	237
Interest and other income	—	—	—	—	—	—	14,660	14,660

Income (loss) from continuing operations before income taxes	$50,404	$91,401	$40,497	$100,090	$1,044	$40,258	$(179,601)	$144,093

7. Other Current Liabilities

	July 31,	January 31,
	2003	2004
(In thousands)
Reserve for product returns	$34,406	$58,319
Reserve for rebates	10,401	37,431
Executive deferred compensation plan	6,245	11,200
Acquisition-related items	2,619	12,607
Sales tax accrual	1,906	11,986
Other accruals	3,552	14,110

	$59,129	$145,653

8. Commitments

Reserve for Vacant Facilities

During the third quarter of fiscal 2002, we concluded that we would not occupy two vacant leased buildings in Mountain View, California and that we would be unable to recover a substantial portion of our lease obligations by subleasing the vacant space. In that quarter, we recorded a $13.2 million reserve that was equal to the remaining future lease commitments for these facilities, net of estimated future sublease income. During the fourth quarter of fiscal 2003, we decided that we would reoccupy one of the two vacant buildings and that the reserve for the other vacant building should be increased to reflect our revised estimate of future sublease income for that facility. We recorded a net adjustment of $0.5 million to the reserve that resulted in a credit for vacant facilities on our statement of operations in that quarter. Our actual future cash payments may exceed the total Mountain View reserve balance at January 31, 2004 by a maximum of $2.8 million if we are unable to sublease the remaining vacant Mountain View property. The lease related to this facility ends in fiscal 2010.

Activity in the reserve for vacant Mountain View facilities for the second quarter and first six months of fiscal 2003 and 2004 was as follows:

	Three Months Ended		Six Months Ended

	January 31,	January 31,	January 31,	January 31,
	2003	2004	2003	2004

(In thousands)
Beginning balance	$11,897	$9,264	$12,478	$9,701
Cash lease payments applied against the reserve	(584)	(310)	(1,165)	(747)

Ending balance	$11,313	$8,954	$11,313	$8,954

     The short-term and long-term components of this reserve and their location on our balance sheet were as follows at the dates indicated.

	July 31,	January 31,
	2003	2004

(In thousands)
Short-term portion of reserve in other current liabilities	$1,394	$1,258
Long-term portion of reserve in long-term obligations	8,307	7,696

Total reserve	$9,701	$8,954

CBS Employer Services Acquisition Accrual

We acquired CBS Employer Services, Inc. in the fourth quarter of fiscal 2002. In connection with this acquisition, we recorded a total accrual of $26.4 million that included $21.6 million for purchase price deferrals and $4.8 million for restructuring and transaction costs. Activity in this reserve for the six months ended January 31, 2003 and 2004 was as follows:

	Beginning	Cash	Ending
	Balance	Payments	Balance

(In thousands)
Six months ended January 31, 2003
Non-compete clause	$1,700	$—	$1,700
Purchase price deferrals	13,143	(445)	12,698
Shareholder escrow	5,800	—	5,800
Restructuring and transaction costs	4,716	(480)	4,236

	$25,359	$(925)	$24,434

Six months ended January 31, 2004
Non-compete clause	$1,700	$—	$1,700
Purchase price deferrals	13,306	—	13,306
Shareholder escrow	2,499	—	2,499
Restructuring and transaction costs	—	—	—

	$17,505	$—	$17,505

The CBS acquisition accrual totaled $17.5 million at July 31, 2003 and was included in long-term obligations on our balance sheet. During the second quarter of fiscal 2004, we changed our intention with respect to $11.9 million of payments owed to former owners. Therefore, this amount was reclassified to other current liabilities on our balance sheet as of January 31, 2004. This amount will be paid in the third quarter of fiscal 2004.

Operating Lease and Other Contractual Obligations

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in Item 2 for information on our operating lease and other contractual obligations.

9. Income Taxes

We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and other taxable items. Our effective tax rates for the second quarter and first six months of fiscal 2003 were approximately 31% and 32%. Our effective tax rates for the second quarter and first six months of fiscal 2004 were approximately 34%. Our effective tax rate for the second quarter of fiscal 2003 differed from the federal statutory rate primarily due to the net effect of the benefit received from tax-exempt interest income and various tax credits offset by state taxes. Our effective tax rate for the first six months of fiscal 2003 differed from the federal statutory rate primarily due to the net effect of the benefit received from tax-exempt interest income and various tax credits offset by state taxes and acquisition-related charges recorded in the first quarter of fiscal 2003. Our effective tax rates for the second quarter and first six months of fiscal 2004 differed from the federal statutory rate primarily due to the net effect of the benefit received from tax-exempt interest income and various tax credits offset by state taxes.

10. Stockholders’ Equity

Stock Repurchase Program

In May 2001, Intuit’s Board of Directors initiated Repurchase Plan I and authorized the Company to repurchase up to $500.0 million of its common stock from time to time over a three-year period. In July 2002, our Board of

Directors increased the authorized purchase amount by $250.0 million to a total of $750.0 million. Repurchase Plan I was concluded in December 2002 when the authorized purchase amount under the program was reached. In March 2003, Intuit’s Board of Directors initiated Repurchase Plan II and authorized the Company to repurchase up to $500.0 million of its common stock from time to time over a three-year period. Repurchase Plan II was concluded in November 2003 when the authorized purchase amount under the program was reached. In August 2003, Intuit’s Board of Directors initiated Repurchase Plan III and authorized the Company to repurchase up to $500.0 million of its common stock from time to time over a three-year period.

The following table summarizes our stock repurchase activity under these plans, including broker commissions, through January 31, 2004:

	Plan I		Plan II		Plan III		Average
							Price
Fiscal Year	Shares	Amount	Shares	Amount	Shares	Amount	Per Share

(Dollars in thousands)
2001	238,500	$8,358	—	$—	—	$—	$35.04
2002	7,361,839	318,422	—	—	—	—	43.25
2003	9,002,244	423,211	8,937,809	390,432	—	—	45.35
2004 to date	—	—	2,342,800	109,525	2,954,100	151,602	49.30

	16,602,583	$749,991	11,280,609	$499,957	2,954,100	$151,602	45.45

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

Shares repurchased under the plans described above from the inception of the plans increased our basic and diluted net income per share by $0.04 and $0.09 in the second quarter of fiscal 2003 and 2004 and by $0.03 and $0.06 in the first six months of fiscal 2003 and 2004.

Distribution and Dilutive Effect of Options

The following table shows option grants to “Named Executives” and to all employees for the periods indicated. Named Executives are defined as the Company’s chief executive officer and each of the four other most highly compensated executive officers during fiscal 2003.

	Twelve Months Ended		Six Months
			Ended
	July 31,	July 31,	January 31,
	2002	2003	2004

Net option grants during the period as a percentage of outstanding shares	3.2%	2.7%	0.7%
Grants to Named Executives during the period as a percentage of total options granted	3.5%	8.9%	6.9%
Grants to Named Executives during the period as a percentage of outstanding shares	0.1%	0.3%	0.1%
Options held by Named Executives as a percentage of total options outstanding	9.0%	11.6%	12.7%

We define net option grants as options granted less options canceled or expired and returned to the pool of options available for grant. Options granted to our Named Executives as a percentage of the total options granted to all employees will vary significantly from quarter to quarter, due in part to the timing of annual performance-based grants to Named Executives.

11. Litigation

Leonard Knable et al. v. Intuit Inc. was filed in Los Angeles County Superior Court on February 24, 2003. The original complaint alleged various claims for unfair practices and deceptive and misleading advertising, fraud and deceit and product liability, on behalf of a purported class. The allegations were based on allegedly defective design and operation of the product activation feature in Intuit’s TurboTax 2002 for Windows desktop software and Intuit’s representations and disclosures about product activation. The complaint sought disgorgement of revenue from the sale of the product, compensatory and punitive damages, injunctive relief and attorneys’ fees and costs. On Intuit’s motion, the court dismissed the complaint on September 29, 2003, but granted plaintiffs leave to amend. Plaintiffs filed an amended complaint on October 30, 2003, adding causes of action for trespass to chattels, breach of contract, breach of the covenant of good faith and fair dealing, and negligent misrepresentation. Intuit filed a motion to dismiss the amended complaint on December 4, 2003. The court granted the motion and dismissed the action in its entirety without leave to amend on January 30, 2004.

On September 17, 2003, Muriel Siebert & Co., Inc. v. Intuit Inc. was filed in the Supreme Court of the State of New York, County of New York. The lawsuit alleges various claims for breach of contract, breach of express and implied covenants of good faith and fair dealing, breach of fiduciary duty, misrepresentation and/or fraud, and promissory estoppel. The allegations relate to Quicken Brokerage powered by Siebert, a strategic alliance between the two companies. The complaint seeks compensatory, punitive, and other damages. On September 22, 2003, Intuit filed an arbitration demand against Siebert & Co., Inc. in San Jose, CA seeking arbitration of all claims asserted by both parties. The New York court is currently determining whether the matter will proceed in New York state court or in arbitration. Intuit believes this lawsuit is without merit and intends to defend the litigation vigorously.

Intuit is subject to certain routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business. We currently believe that the ultimate amount of liability, if any, for any pending claims of any type (either alone or combined) will not materially affect our financial position, results of operations or liquidity. However, the ultimate outcome of any litigation is uncertain and, regardless of outcome, litigation can have an adverse impact on Intuit because of defense costs, diversion of management resources and other factors.

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

Loans to executive officers and other employees outstanding as of the dates indicated were as follows:

	July 31,	January 31,
	2003	2004

(In thousands)
Loans to executive officers	$14,891	$13,672
Loans to other employees	4,799	4,534

	$19,690	$18,206

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

Seasonality. Our tax businesses are highly seasonal. Sales of tax preparation products and services are heavily concentrated in the period from November through April. These seasonal patterns mean that our quarterly total net revenue is usually highest during our second and third quarters ending January 31 and April 30. Although since fiscal 2000 we have recognized an increasing portion of our Consumer Tax annual revenue during the third quarter compared to the second quarter, this trend appears to be moderating and may not continue. We typically report losses in our first quarter ending October 31 and fourth quarter ending July 31 when revenue from our tax businesses is minimal, while operating expenses to develop new products and services continue at relatively consistent levels.

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

•	Allowance for Doubtful Accounts. We make ongoing assumptions relating to the collectibility of our accounts receivable. The accounts receivable amount on our balance sheet includes a reserve for accounts that might not be paid. In determining the amount of the reserve, we consider our historical level of credit losses. We also make judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and we assess current economic trends that might impact the level of credit losses in the future. Our reserves have generally been adequate to cover our actual credit losses. However, since we cannot reliably predict future changes in the financial stability of our customers, we cannot guarantee that our reserves will continue to be adequate. If actual credit losses are significantly greater than the reserve we have established, that would increase our general and administrative expenses and reduce our reported net income. Conversely, if actual credit losses are significantly less than our reserve, this would eventually decrease our general and administrative expenses and increase our reported net income.

•	Goodwill, Purchased Intangibles and Other Long-Lived Assets – Impairment Assessments. We make judgments about the recoverability of purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate that an other-than-temporary impairment in the remaining value of the assets recorded on our balance sheet may exist. We test the impairment of goodwill annually or more frequently if indicators of impairment arise. In order to estimate the fair value of long-lived assets, we typically make various assumptions about the future prospects for the business that the asset relates to, consider market factors specific to that business and estimate future cash flows to be generated by that business. Based on these assumptions and estimates, we determine whether we need to record an impairment charge to reduce the value of the asset on our balance sheet to reflect its estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially affect our reported financial results. More conservative assumptions of the anticipated future benefits from these businesses could result in greater impairment charges, which would decrease net income and result in lower asset values on our balance sheet. Conversely, less conservative assumptions could result in smaller or no impairment charges, higher net income and higher asset values. At January 31, 2004, we had $690.8 million in goodwill and $124.9 million in intangible assets on our balance sheet.

•	Accounting for Stock-Based Incentive Programs. We currently measure compensation expense for our stock-based incentive programs using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Under this method, we do not record compensation expense when stock options are granted to eligible participants as long as the exercise price is not less than the fair market value of the stock when the option is granted. We also do not record compensation expense in connection with our Employee Stock Purchase Plan as long as the purchase price of the stock is not less than 85% of the lower of the fair market value of the stock at the beginning of each offering period or at the end of each purchase period. In accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” we disclose our pro forma net income or loss and net income or loss per share as if the fair value-based method had been applied in measuring compensation expense for our stock-based incentive programs. We have elected to follow APB 25 because the fair value accounting provided for under SFAS 123 requires the use of option valuation models that were not developed for use in valuing incentive stock options and employee stock purchase plan shares.

On April 22, 2003, the Financial Accounting Standards Board decided to require all companies to expense the value of incentive stock options. Companies will be required to measure the cost of incentive stock options according to their fair value. The FASB has indicated that it plans to issue an exposure draft of a new accounting standard addressing this matter. This new accounting standard could become effective as early as 2004. Prior to issuance of this exposure draft, the FASB has indicated that it will be addressing several significant technical issues. A method to determine the fair value of incentive stock options must be established. Current accounting standards require the use of an option-pricing model, such as the Black-Scholes model, to determine fair value and provide guidance on adjusting some of the input factors used in the model. This valuation approach has received significant criticism and may be subject to changes that could have a significant impact on the calculated fair value of incentive stock options under the new standard. Among other things, the FASB must also determine the extent to which the new accounting standard will permit adjustments to recognized expense for actual option forfeitures and actual performance outcomes. This determination will affect the timing and amount of compensation expense recognized.

We monitor progress at the FASB and other developments with respect to the general issue of stock-based incentive compensation. In the future, should we expense the value of stock-based incentive compensation, either out of choice or due to new requirements issued by the FASB, and/or decide to alter our current employee compensation programs to provide other benefits in place of incentive stock options, we may have to recognize substantially more compensation expense in future periods that could have a material adverse impact on our results of operations

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

Management must make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. Our net deferred tax asset as of January 31, 2004 was $217.9 million, net of the valuation allowance of $7.5 million. We recorded the valuation allowance to reflect uncertainties about whether we will be able to utilize some of our deferred tax assets (consisting primarily of certain net operating losses carried forward by our international subsidiaries and certain state capital loss carryforwards) before they expire. The valuation allowance is based on our estimates of taxable income for the jurisdictions in which we operate and the period over which our deferred tax assets will be realizable. While we have considered future taxable income in assessing the need for the valuation allowance, we could be required to increase the valuation allowance to take into account additional deferred tax assets that we may be unable to realize. An increase in the valuation allowance would have an adverse impact, which could be material, on our income tax provision and net income in the period in which we make the increase.

Results of Operations

Total net revenue of $636.3 million increased 14% in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003. Total net revenue of $878.8 million increased 14% in the first six months of fiscal 2004 compared to the same period of fiscal 2003. Total net revenue was higher in both of the fiscal 2004 periods due primarily to growth in our Small Business Products and Services, Consumer Tax and QuickBooks segments.

Intuit had net income from continuing operations of $149.1 million for the second quarter of fiscal 2004, up 19% from $125.4 million in the second quarter of fiscal 2003. Net income from continuing operations was $95.1 million for the six months ended January 31, 2004, up 47% from $64.9 million for the six months ended January 31, 2003. The growth in net income from continuing operations in excess of the growth in revenue for the quarter and six months ended January 31, 2004 was primarily due to less acquisition-related charges and no purchased research and development expenses in fiscal 2004.

Diluted net income per share from continuing operations was $0.73 for the second quarter of fiscal 2004, up 24% from $0.59 per diluted share in the second quarter of fiscal 2003. Diluted net income per share from continuing operations was $0.47 for the six months ended January 31, 2004, up 52% from $0.31 per diluted share in the six months ended January 31, 2003. The growth in diluted net income per share from continuing operations in excess of the growth in net income from continuing operations for both of the fiscal 2004 periods was primarily due to the net reduction of shares outstanding resulting from our share buyback plan.

Total Net Revenue

We operate in six business segments. The following represents the net revenue for those six segments for the quarter and six months ended January 31, 2004 and 2003.

		% Total		% Total			% Total		% Total
	Q2	Net	Q2	Net	Q2%	YTD	Net	YTD	Net	YTD %
	FY03	Revenue	FY04	Revenue	Change	FY03	Revenue	FY04	Revenue	Change
(Dollars in millions)
QuickBooks
Product	$93.2		$100.4			$131.0		$142.3
Service	0.8		0.9			1.4		1.8
Other	—		—			—		—

Subtotal	94.0	17%	101.3	16%	8%	132.4	17%	144.1	16%	9%

Small Business
Products and
Services
Product	68.7		80.1			127.1		152.1
Service	47.5		59.2			86.0		104.4
Other	4.7		6.0			9.0		11.9

Subtotal	120.9	22%	145.3	23%	20%	222.1	29%	268.4	31%	21%

Consumer Tax
Product	78.2		102.9			82.1		105.2
Service	16.1		25.8			18.1		28.5
Other	0.9		1.3			1.1		1.5

Subtotal	95.2	17%	130.0	20%	36%	101.3	13%	135.2	15%	33%

Professional
Accounting
Solutions
Product	146.4		151.5			152.8		158.4
Service	4.0		5.3			4.1		5.3
Other	—		—			—		—

Subtotal	150.4	27%	156.8	25%	4%	156.9	20%	163.7	19%	4%

Vertical
Business
Management
Solutions
Product	10.0		9.4			15.6		19.0
Service	14.0		16.6			27.1		32.6
Other	0.1		0.1			0.1		0.8

Subtotal	24.1	4%	26.1	4%	9%	42.8	6%	52.4	6%	22%

Other
Businesses
Product	60.7		64.7			90.5		92.2
Service	0.9		1.8			2.1		3.2
Other	11.9		10.3			22.8		19.6

Subtotal	73.5	13%	76.8	12%	4%	115.4	15%	115.0	13%	0%

Total net revenue	$558.1	100%	$636.3	100%	14%	$770.9	100%	$878.8	100%	14%

QuickBooks

QuickBooks product revenue is derived primarily from QuickBooks desktop software products. QuickBooks service revenue is derived from QuickBooks Online Edition.

QuickBooks total net revenue of $101.3 million and $144.1 million increased 8% and 9% in the second quarter and first six months of fiscal 2004 compared to the same periods of fiscal 2003. The revenue increases reflected a mix shift to higher-priced industry-specific and enterprise versions of QuickBooks. This was partially offset by lower QuickBooks Pro and Basic unit sales and the increased use of consignment sales to retailers in the second quarter and first six months of fiscal 2004, which delays revenue recognition to the time of the end-user sale. In addition, fewer customers were affected by our elimination of technical support for older products in the quarter and six months ended January 31, 2004 than in the same periods of fiscal 2003. This resulted in a smaller number of customers upgrading to newer versions of QuickBooks in the quarter and six months ended January 31, 2004 than in the same periods of fiscal 2003.

Small Business Products and Services

Small Business Products and Services product revenue is comprised of QuickBooks Do-It-Yourself Payroll, which offers payroll tax tables, forms and electronic tax payment and filing services on a subscription basis to small businesses that prepare their own payrolls; financial supplies such as paper checks, envelopes and invoices; and information technology management software. Services revenue for this segment is derived primarily from outsourced payroll services, QuickBooks support plans and merchant account services. Other revenue for this segment consists primarily of royalties from small business online services and interest earned on customer payroll deposits.

Small Business Products and Services total net revenue of $145.3 million increased 20% in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003. Growth in this segment was driven primarily by an increase in QuickBooks Do-It-Yourself Payroll, or DIY, revenue and by our October 2003 acquisition of Innovative Merchant Solutions. DIY revenue was higher in the second quarter of fiscal 2004 than in the same quarter of the prior year due to growth in the average customer base and the full impact in fiscal 2004 of a December 2002 price increase.

Small Business Products and Services total net revenue of $268.4 million increased 21% in the first six months of fiscal 2004 compared to the same period of fiscal 2003. Growth in DIY and information technology management software revenue and our acquisition of Innovative Merchant Solutions in October 2003 drove the year to date increase.

Consumer Tax

Consumer Tax product revenue is derived primarily from TurboTax federal and state consumer desktop tax return preparation products. Consumer Tax service revenue is derived primarily from TurboTax for the Web online tax return preparation services and consumer electronic filing services. Paid Web units exclude tax filing units that we donate under the Intuit Tax Freedom Project.

Consumer Tax total net revenue of $130.0 million and $135.2 million increased 36% and 33% in the second quarter and first six months of fiscal 2004 compared to the same periods of fiscal 2003. Desktop revenues were up in the second quarter of fiscal 2004 and desktop net selling prices were higher due primarily to the elimination of rebates for certain products. TurboTax for the Web revenue increased in the second quarter of fiscal 2004 due to unit growth and higher average selling prices. Electronic filing revenue was also up in the second quarter of fiscal 2004 due to unit growth. Due to the highly seasonal nature of our Consumer Tax business, first quarter fiscal 2004 and 2003 revenue was nominal. We will not have complete results for the entire 2003 tax season until late in fiscal 2004.

Professional Accounting Solutions

Professional Accounting Solutions, or PAS, product revenue is derived primarily from ProSeries and Lacerte professional tax preparation software products. PAS service revenue is derived primarily from electronic filing and training services.

PAS total net revenue of $156.8 million and $163.7 million increased 4% in the second quarter and first six months of fiscal 2004 compared to the same periods of fiscal 2003. The second quarter fiscal 2004 increase was due to the availability of more tax forms in our professional tax products which results in accelerated revenue as additional product is deemed to be delivered and to higher average selling prices related to product enhancements. Due to the highly seasonal nature of our PAS business, first quarter fiscal 2004 and 2003 revenue was nominal. We will not have complete results for the entire 2003 tax season until late in fiscal 2004.

Vertical Business Management Solutions

Vertical Business Management Solutions, or VBMS, revenue is derived from four businesses that we acquired in fiscal 2002 that provide business management solutions for companies in selected industries. Those businesses are Intuit Distribution Management Solutions, whose Intuit Eclipse™ line of products and services offers business management software for the wholesale durable goods industry; MRI Real Estate Solutions, whose Intuit MRI line of products and services provides business management software solutions for commercial and residential property managers; Intuit Construction Business Solutions, whose Intuit MasterBuilder™ line of products and services provides business management solutions for the construction industry; and Intuit Public Sector Solutions, whose Intuit Fundware™ line of products and services offers accounting and business management software solutions for nonprofit organizations, universities and government agencies. VBMS product revenue is derived from business management software for these vertical industries. VBMS service revenue consists primarily of technical support, consulting and training services.

VBMS total net revenue of $26.1 million and $52.4 million increased 9% and 22% in the second quarter and first six months of fiscal 2004 compared to the same periods of fiscal 2003. Growth in this segment was driven primarily by increased service and implementation revenue sold to new and existing customers.

Other Businesses

Other Businesses revenue is derived primarily from Personal Finance products and services and revenue from our Canadian operations. Personal Finance product revenue is derived primarily from Quicken desktop software products. Personal Finance service revenue is nominal while Personal Finance other revenue consists of fees from consumer online transactions and Quicken.com advertising revenue. In Canada, product revenue is derived primarily from localized versions of QuickBooks and Quicken as well as QuickTax and TaxWiz consumer desktop tax return preparation software and ProFile professional tax preparation products. Service revenue in Canada consists primarily of revenue from software maintenance contracts sold with QuickBooks.

Other Businesses total net revenue of $76.8 million and $115.0 million increased 4% in the second quarter and remained flat for the first six months of fiscal 2004 compared to the same periods of fiscal 2003. Lower Quicken revenue, reflecting the continuing lack of growth in the personal finance desktop software category, was offset by higher revenue in Canada. Aggregate average selling prices for Quicken in the fiscal 2004 periods were higher due to a mix shift to our higher-priced Quicken Premier and Home and Business products. However, lower overall Quicken unit sales due to increased use of consignment, which delays revenue recognition to the time of the end-user sale, more than offset the higher average selling prices in the fiscal 2004 periods. Personal Finance other revenue also declined due to the termination of a contract with our largest online advertising customer.

Total net revenue from Canada increased 14% in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003 due to a more favorable average foreign exchange rate on revenue. The Canadian dollar strengthened compared to the U.S. dollar in the second quarter of fiscal 2004 versus the same period in fiscal 2003 which increased revenues by $5.8 million, or 19%. Total net revenue in Canadian dollars decreased 4% in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003 primarily due to a reduction in QuickTax net revenue due to lower volume related to a revised channel inventory strategy. Total net revenue from Canada in the first quarter of fiscal 2004 and fiscal 2003 was nominal, reflecting the seasonality of that business.

Cost of Revenue

		% of		% of			% of		% of
	Q2	Related	Q2	Related	Q2%	YTD	Related	YTD	Related	YTD %
	FY03	Revenue	FY04	Revenue	Change	FY03	Revenue	FY04	Revenue	Change
(Dollars in millions)
Cost of revenue:
Cost of product revenue	$71.1	16%	$65.9	13%	(7%)	$99.8	17%	$97.9	15%	(2%)
Cost of service revenue	39.6	48%	42.5	39%	7%	76.2	55%	78.3	45%	3%
Cost of other revenue	5.2	30%	6.9	39%	33%	9.8	30%	13.7	41%	40%
Amortization of purchased software	3.5	n/a	3.3	n/a	(6%)	6.5	n/a	6.6	n/a	2%

Total cost of revenue	$119.4	21%	$118.6	19%	(1%)	$192.3	25%	$196.5	22%	2%

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

Cost of service revenue as a percentage of service revenue decreased to 39% and 45% in the second quarter and first six months of fiscal 2004 from 48% and 55% in the same periods of fiscal 2003. These decreases were primarily attributable to growth in service revenue combined with lower service costs for businesses we acquired during fiscal 2003 and 2004, notably Blue Ocean Software, Inc. and Innovative Merchant Solutions LLC. In addition, starting in the third quarter of fiscal 2003 we no longer paid royalties to Wells Fargo Bank for our Premier payroll business. Although we now amortize the $29.2 million purchase price of the right to market to this customer base to cost of services revenue over five years, the amortization expense is less than the royalties that would have been incurred under the old agreement.

Cost of other revenue as a percentage of other revenue increased to 39% and 41% in the second quarter and first six months of fiscal 2004 from 30% in the comparable periods of fiscal 2003. This was primarily due to declining Personal Finance other revenue resulting from the fiscal 2004 termination of a contract with our largest online advertising customer which had little or no cost.

Operating Expenses

		% Total		% Total			% Total		% Total
	Q2	Net	Q2	Net	Q2%	YTD	Net	YTD	Net	YTD %
	FY03	Revenue	FY04	Revenue	Change	FY03	Revenue	FY04	Revenue	Change
(Dollars in millions)
Customer service and technical support	$55.6	10%	$63.2	10%	14%	$95.2	12%	$104.2	12%	9%
Selling and marketing	97.8	17%	107.6	17%	10%	172.6	23%	199.6	23%	16%
Research and development	66.1	12%	73.3	12%	11%	130.2	17%	144.7	17%	11%
General and administrative	38.4	7%	48.1	7%	25%	78.0	10%	91.8	10%	18%

Subtotal	257.9	46%	292.2	46%	13%	476.0	62%	540.3	62%	14%
Charge for purchased research and development	1.1	0%	—	n/a	n/a	8.9	1%	—	n/a	n/a
Acquisition-related charges	9.2	2%	6.8	1%	(26%)	18.6	2%	12.8	1%	(31%)

Total operating expenses	$268.2	48%	$299.0	47%	11%	$503.5	65%	$553.1	63%	10%

Overview of Operating Expenses

Total operating expenses increased 11% and 10% in the second quarter and first six months of fiscal 2004 compared to the same periods of fiscal 2003. Core operating expenses (which are subtotaled in the table above) increased 13% and 14% in the same periods. Core operating expenses, individually and in the aggregate, as a percentage of total net revenue of 46% and 62% in the second quarter and first six months of fiscal 2004 remained consistent with the same periods of fiscal 2003. We believe core operating expenses represent the controllable costs of running our business.

Charge for Purchased Research and Development

In the first six months of fiscal 2003, we recorded charges for purchased research and development totaling $8.9 million, primarily in connection with our acquisition of Blue Ocean.

Acquisition-Related Charges

Acquisition-related charges were $6.8 million and $12.8 million in the second quarter and first six months of fiscal 2004 compared to $9.2 million and $18.6 million in the same periods of fiscal 2003. Increases in fiscal 2004 acquisition-related charges due to our acquisition of Innovative Merchant Solutions in the first quarter of fiscal 2004 were more than offset by decreases in those charges as older intangible assets and certain deferred compensation balances related to prior acquisitions became fully amortized.

Non-Operating Income and Expenses

Interest and Other Income

Total interest and other income for the second quarter and first six months of fiscal 2004 was $7.2 million and $14.7 million compared to $7.8 million and $16.6 million in the same periods of fiscal 2003. The interest income that we earn on our cash and short-term investment balances decreased $2.3 million and $6.1 million in the second quarter and first six months of fiscal 2004 compared to the same periods of fiscal 2003 due to our reinvestment of maturing instruments in new instruments that generally yield lower current market interest rates. In the second quarter of fiscal 2004, we also recorded other income of $2.2 million related to receipt of an insurance settlement.

Interest and other income includes net gains and losses resulting from foreign exchange transactions. Due primarily to the effect of the weakening U.S. dollar on intercompany balances with our Canadian subsidiary, we recorded net foreign exchange gains of $0.8 million and $4.1 million in the second quarter and first six months of fiscal 2004 compared to $1.4 million and $2.1 million in the same periods of fiscal 2003.

Income Taxes

In the second quarter and first six months of fiscal 2004, we recorded income tax provisions of $76.8 million and $49.0 million on pre-tax income from continuing operations of $225.9 million and $144.1 million, resulting in an effective tax rate of approximately 34% for each of those periods. Our effective tax rates for the second quarter and first six months of fiscal 2004 differed from the federal statutory rate primarily due to the net effect of the benefit received from tax-exempt interest income and various tax credits offset by state taxes.

In the second quarter and first six months of fiscal 2003, we recorded income tax provisions of $55.9 million and $29.9 million on pre-tax income from continuing operations of $181.3 million and $94.9 million, resulting in effective tax rates of approximately 31% and 32% for those periods. Our effective tax rate for the second quarter of fiscal 2003 differed from the federal statutory rate primarily due to the net effect of the benefit received from tax-exempt interest income and various tax credits offset by state taxes. Our effective tax rate for the first six months of fiscal 2003 differed from the federal statutory rate primarily due to the net effect of the benefit received from tax-exempt interest income and various tax credits offset by state taxes and acquisition-related charges recorded in the first quarter of fiscal 2003.

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

Liquidity and Capital Resources

At January 31, 2004, our cash and cash equivalents and short-term investments totaled $978.9 million, a $227.9 million decrease from July 31, 2003. The decrease was primarily due to our use of cash for our stock repurchase programs and for an acquisition partially offset by cash provided by continuing operations.

We generated $128.6 million in cash from our operations during the first six months of fiscal 2004. Net income from continuing operations totaled $95.1 million. Adjustments for non-cash expenses included depreciation of $38.6 million and acquisition-related charges, amortization of purchased software and amortization of other purchased intangible assets totaling $22.4 million. Other current liabilities increased $83.8 million due mainly to higher reserves for returns and rebates, income taxes payable increased $26.7 million and deferred revenue increased $24.6 million, each reflecting the seasonality of our business. Cash generated by these and other operating activities was partially offset by an increase of $193.3 million in accounts receivable, again reflecting the seasonality of our business.

We used $25.9 million in cash from investing activities during the first six months of fiscal 2004. We drew net cash of $145.5 million from short-term investments during the period, with proceeds of $1.226 billion from the sale upon maturity of certain short-term investments more than offsetting reinvestments of $1.080 billion. Our primary use of cash for investing activities was for the acquisition of Innovative Merchant Solutions, which totaled $116.7 million. As a result of our continued investment in information systems and infrastructure, we also purchased a total of $47.7 million in property and equipment which included $9.5 million in labor costs capitalized in connection with internal use software projects.

We used $185.1 million in cash for our financing activities in the first six months of fiscal 2004. The primary component of cash used in financing activities was $261.1 million for the repurchase of treasury stock through our stock repurchase programs. See Note 10 of the financial statements. This was partially offset by proceeds of $86.6 million we received from the issuance of common stock under employee stock plans.

In March 2003, Intuit’s Board of Directors initiated Repurchase Plan II and authorized the Company to repurchase up to $500.0 million of common stock from time to time over a three-year period. Shares of stock repurchased under this program become treasury shares. During the first six months of fiscal 2004, we repurchased a total of 2.3 million shares of our common stock for an aggregate cost of approximately $109.5 million under this program. Repurchase Plan II was concluded in November 2003 when the authorized purchase amount under the program was reached.

In August 2003, our Board of Directors initiated Repurchase Plan III and authorized the Company to repurchase up to $500.0 million of common stock from time to time over a three-year period. Shares of stock repurchased under this program become treasury shares. During the first six months of fiscal 2004, we repurchased a total of 3.0 million shares of our common stock for an aggregate cost of approximately $151.6 million under this program. Authorized funds of $348.4 million remain available under this program at January 31, 2004.

Outstanding loans to executive officers and other employees totaled $18.2 million at January 31, 2004 and $19.7 million at July 31, 2003. Loans to executive officers are primarily relocation loans that are generally secured by real property and have maturity dates of up to 10 years. As of January 31, 2004, all interest payments were current in accordance with the terms of the loan agreements. Consistent with the requirements of The Sarbanes-Oxley Act of 2002, no loans to executive officers have been made or modified since July 30, 2002 and we do not intend to make or modify loans to executive officers in the future. See Note 12 of the financial statements.

We evaluate, on an ongoing basis, the merits of acquiring technology or businesses, or establishing strategic relationships with and investing in other companies. We may decide to use cash and cash equivalents to fund such activities in the future.

We believe that our cash, cash equivalents and short-term investments will be sufficient to meet anticipated seasonal working capital and capital expenditure requirements for at least the next twelve months.

Contractual Obligations

The following table summarizes our contractual obligations to make future payments at January 31, 2004:

	Payments Due by Period

	Less than 1	1-3	3-5	After 5
	year	years	years	years	Total
(In millions)
Amounts due employees under deferred compensation plans	$—	$11.2	$—	$—	$11.2
Short-term amounts due CBS Employer Services	11.9	—	—	—	11.9
Short-term portion of vacancy reserve	1.3	—	—	—	1.3
Long-term obligations	—	10.2	3.5	5.2	18.9
Operating leases	30.3	54.9	36.1	62.1	183.4

Total contractual cash obligations	$43.5	$76.3	$39.6	$67.3	$226.7

Long-term obligations at January 31, 2004 included the $7.7 million long-term portion of our reserve for vacant Mountain View facilities. Long-term obligations also included $5.6 million for amounts we owe to former stockholders of CBS Employer Services in connection with our acquisition of that company in the fourth quarter of fiscal 2002. See Note 8 of the financial statements.

Reserves for Returns and Rebates

Activity in our reserves for product returns and for rebates during the first six months of fiscal 2004 and comparative balances at January 31, 2003 were as follows:

		Additions
	Balance	Charged		Balance	Balance
	July 31,	Against	Returns/	January 31,	January 31,
	2003	Revenue	Redemptions	2004	2003
(In thousands)
Reserve for product returns	$34,406	$125,168	$(101,255)	$58,319	$69,924
Reserve for rebates	10,401	93,052	(66,022)	37,431	55,463

Due to the seasonality of our business, the returns and rebate reserve balances at January 31, 2004 should be compared to the reserve balances at January 31, 2003. The returns reserve balance at January 31, 2004 is lower than the balance at January 31, 2003 as we have worked with our retail customers to reduce the amount of inventory they need to serve their customers and improve the timeliness of returns. In addition we are selling more units to major retail customers on a consignment basis. For consignment sales, revenue is not recognized until the retailer sells units to their customers and returns reserves are therefore much lower.

We have reduced our reserve for rebates primarily because some of our major retail customers are participating in a program where they sell our tax products without rebates, we have reduced other rebate programs and we are now selling more units to our retail customers on a consignment basis where the rebates are recognized upon sale to the end user.

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

Any significant failure in our technology systems or other interruption to our business could harm our operations and our financial performance. We rely on a variety of technology systems to take and fulfill customer orders, handle customer service requests, host our Web-based activities, support internal operations, store customer and company data and perform other functions. Our technology systems could be damaged or interrupted, lose customer data or otherwise fail to perform at levels necessary to support our business operations. In addition, our business operations are concentrated in San Diego, California and Mountain View, California and are vulnerable to interruption by fire, earthquake, power loss, terrorist acts and other events beyond our control. Any significant failure in our technology systems or business operations could prevent us from accepting and fulfilling customer orders and adversely impact our revenues. To reduce the likelihood of interruptions, we must continually upgrade our systems and processes to ensure that we have adequate recoverability and redundancy, which is costly and time consuming. While we have backup systems for certain aspects of our operations, our systems are not fully redundant and our disaster recovery planning may not be sufficient for all eventualities. In addition, we may have inadequate insurance coverage or insurance limits to compensate us for losses from a major interruption. If our technology systems were to fail or if our business operations were interrupted, it could harm our financial performance, damage our reputation and be expensive to remedy.

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

Acquisition-related costs can cause significant fluctuation in our net income. Our recent acquisitions have resulted in significant expenses, including amortization of purchased software (which is reflected in cost of revenue), as well as charges for in-process research and development, and amortization and impairment of goodwill, purchased intangible assets and deferred compensation (which are reflected in operating expenses). Total acquisition-related costs in the categories identified above were $196.0 million in fiscal 2002, $56.6 million in fiscal 2003 and $19.4 million in the first six months of fiscal 2004. Fiscal 2003 and 2004 acquisition-related costs have declined primarily because of a change in the accounting treatment of goodwill. However, we may incur less frequent, but larger, impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. As of January 31, 2004, we had an unamortized goodwill balance of approximately $690.8 million, which could be subject to impairment charges in the future. Additional acquisitions, and any impairment of the value of purchased assets, could have a significant negative impact on our future operating results.

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

Our acquisition strategy entails a number of challenges that could limit our successful implementation of the strategy. A key component of our Right for My Business strategy is to continue to expand our product and service offerings, and we expect to derive a portion of this expansion from acquisitions. We could face the following risks relating to our strategy and future acquisitions, in addition to the integration challenges noted above:

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

Specific Factors Affecting Our Consumer Tax and Professional Accounting Solutions Segments

We face intense competitive pressures from both the private and public sectors in our Consumer Tax and Professional Tax businesses that could have a negative impact on revenue, profitability and market position. There are formidable current and potential competitors in the private sector for both our consumer and professional tax products, and we expect competition to remain intense in the future. Our major domestic competitor for both desktop and Web-based consumer tax software continues to be H&R Block, and our largest professional tax competitors are CCH Incorporated; Kleinrock Publishing; and the Thomson Corporation. In addition, we face current and potential competition from a number of publicly funded state and federal government entities that are offering individual taxpayers electronic tax preparation and/or filing services, at no cost to individual taxpayers. If governmental agencies are able to develop consumer tax preparation and filing services and to gain consumer acceptance of those services, it could have a negative impact on our financial results in future years. The federal government signed a three-year Free File Alliance agreement in October 2002 under which a number of private sector companies, rather than the federal government, are providing Web-based federal tax preparation and filing services at no cost through voluntary public services initiatives such as our Intuit Tax Freedom Project. However, future administrative, regulatory or legislative activity in this area could have a strong adverse impact the financial performance of our Consumer Tax and Professional Tax businesses.

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

Interest Rate Risk

Our cash equivalents and short-term investment portfolio are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents and short-term investments and the value of those investments. Should interest rates increase by 100 basis points from the levels of January 31, 2004, the value of our short-term investments would decline by approximately $5.4 million.

Over the past few years, we have experienced significant reductions in our interest income due to declines in interest rates. These declines have led to interest rates that are low by historical standards and we do not believe that further decreases in interest rates will have a material impact on the interest income earned on our cash equivalents and short-term investments held at January 31, 2004.

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

Since we translate foreign currencies (primarily Canadian dollars and British pounds) into U.S dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant primarily because our international subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. Due primarily to the effect of the weakening U.S. dollar on intercompany balances with our Canadian subsidiary, we recorded foreign currency exchange gains of $5.4 million in fiscal 2003 and $4.1 million in the first six months of fiscal 2004. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of January 31, 2004, we did not engage in foreign currency hedging activities.

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

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our system of internal control over financial reporting during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1
LEGAL PROCEEDINGS

Leonard Knable et al. v. Intuit Inc. was filed in Los Angeles County Superior Court on February 24, 2003. The original complaint alleged various claims for unfair practices and deceptive and misleading advertising, fraud and deceit and product liability, on behalf of a purported class. The allegations were based on allegedly defective design and operation of the product activation feature in Intuit’s TurboTax 2002 for Windows desktop software and Intuit’s representations and disclosures about product activation. The complaint sought disgorgement of revenue from the sale of the product, compensatory and punitive damages, injunctive relief and attorneys’ fees and costs. On Intuit’s motion, the court dismissed the complaint on September 29, 2003, but granted plaintiffs leave to amend. Plaintiffs filed an amended complaint on October 30, 2003, adding causes of action for trespass to chattels, breach of contract, breach of the covenant of good faith and fair dealing, and negligent misrepresentation. Intuit filed a motion to dismiss the amended complaint on December 4, 2003. The court granted the motion and dismissed the action in its entirety without leave to amend on January 30, 2004.

On September 17, 2003, Muriel Siebert & Co., Inc. v. Intuit Inc. was filed in the Supreme Court of the State of New York, County of New York. The lawsuit alleges various claims for breach of contract, breach of express and implied covenants of good faith and fair dealing, breach of fiduciary duty, misrepresentation and/or fraud, and promissory estoppel. The allegations relate to Quicken Brokerage powered by Siebert, a strategic alliance between the two companies. The complaint seeks compensatory, punitive, and other damages. On September 22, 2003, Intuit filed an arbitration demand against Siebert & Co., Inc. in San Jose, CA seeking arbitration of all claims asserted by both parties. The New York court is currently determining whether the matter will proceed in New York state court or in arbitration. Intuit believes this lawsuit is without merit and intends to defend the litigation vigorously.

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

ITEM 5
OTHER MATTERS

CHANGES IN EXECUTIVE OFFICERS

Effective January 12, 2004, Thomas Weigman terminated his employment as Senior Vice President and Chief Marketing Officer.

Raymond Stern, Senior Vice President of Corporate Strategy and Development, has added chief marketing officer responsibilities to his duties.

Effective January 29, 2004, Nicholas Spaeth resigned as Senior Vice President, General Counsel and Corporate Secretary.

Effective February 2, 2004, Thomas Allanson terminated his employment as Senior Vice President, Consumer Tax Group.

Effective February 13, 2004, Daniel Manack terminated his employment as Senior Vice President, Professional Accounting Solutions.

ANNUAL MEETING DATE

Intuit’s next Annual Meeting of Stockholders is scheduled for December 9, 2004. This date is more than 30 days after the date of the annual meeting in 2003. Any Intuit stockholder who intends to present a proposal at the annual meeting must submit the proposal, in writing, so that Intuit receives it at our principal executive offices by July 9, 2004 in order for the proposal to be included in our proxy statement and proxy for the meeting. Any Intuit stockholder who wishes to submit a proposal for the annual meeting, but does not seek to include it in our proxy materials, must provide written notice of the proposal to Intuit’s Secretary, at our principal executive offices, between July 17, 2004 and August 16, 2004. In addition, our stockholders must comply with the procedural requirements in our bylaws. Stockholders can obtain a copy of our bylaws from us upon request. The bylaws are also on file with the SEC. We reserve the right to reject, rule out of order or take other appropriate action with respect to any proposal that does not comply with these and other applicable requirements.

RELATED PARTY TRANSACTIONS

In December 2003 the Intuit Foundation contributed $2.5 million to a foundation directed by a member of our board of directors. The Intuit Foundation may contribute an additional $2.5 million to this foundation through November 2006.

The Intuit Foundation was established by Intuit as an independent charitable foundation in accordance with IRS code 501(c)(3). Intuit’s initial contribution to the Intuit Foundation was $3.0 million in April 2002, and Intuit expects to make additional contributions to the Intuit Foundation over time. The Intuit Foundation was created to foster economic empowerment both nationally and in communities where Intuit has a significant number of employees.

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

We have filed the following exhibits as part of this report:

Exhibit
No.	Exhibit Description

10.01#	Fifth Addendum to the Supply Agreement for the addition of Shipping Label Products, dated as of June 11, 2003, between Intuit Inc. and the John H. Harland Company

10.02#	Sixth Addendum to the Supply Agreement for the addition of Manual Checks Products, dated as of August 1, 2003, between Intuit Inc. and the John H. Harland Company

10.03#	Amendment No. 1, dated as of November 12, 2003, to the Supply Agreement between Intuit Inc. and the John H. Harland Company

10.04#	Amendment No. 2, dated as of December 15, 2003, to the Supply Agreement between Intuit Inc. and the John H. Harland Company

10.05+	Lorrie Norrington Long Term Compensation Program dated December 18, 2003

10.06+	Amended and Restated Offer Letter dated November 12, 2003 from Intuit Inc. to Nicholas J. Spaeth

10.07+	Terms of Separation Letter dated January 30, 2004 between Nicholas J. Spaeth and Intuit Inc.

10.08+	Letter to Nicholas J. Spaeth regarding relocation benefits dated January 30, 2004.

10.09+	Separation Terms and Release Agreement dated January 8, 2004 between Thomas E. Weigman and Intuit Inc.

10.10+	Separation Terms and release Agreement dated January 20, 2004 between Dan Manack and Intuit Inc.

10.11+	Separation Terms and Release Agreement dated January 22, 2004 between Thomas A. Allanson and Intuit Inc.

31.01	Rule 13a-14(a) Certification (Chief Executive Officer)*

31.02	Rule 13a-14(a) Certification (Chief Financial Officer)*

32.01	Section 1350 Certification (Chief Executive Officer)

32.02	Section 1350 Certification (Chief Financial Officer)

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Intuit specifically incorporates it by reference.

#	We have requested confidential treatment for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. We omitted such portions from this filing and filed them separately with the SEC.

+	Indicates a management contract or compensatory plan or arrangement

Reports on Form 8-K filed during the second quarter of fiscal 2004:

1.	On November 19, 2003, Intuit furnished a report on Form 8-K to report under Item 12 its financial results for the quarter ended October 31, 2003, and to list under Item 7 a press release furnished with the filing. Intuit’s statement of operations and balance sheet for the quarter ended October 31, 2003 were included with the press release that is an exhibit to the report.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)

Date:	March 9, 2004	By:	/s/ ROBERT B. HENSKE

Robert B. (“Brad”) Henske
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
No.	Exhibit Description

10.01#	Fifth Addendum to the Supply Agreement for the addition of Shipping Label Products, dated as of June 11, 2003, between Intuit Inc. and the John H. Harland Company

10.02#	Sixth Addendum to the Supply Agreement for the addition of Manual Checks Products, dated as of August 1, 2003, between Intuit Inc. and the John H. Harland Company

10.03#	Amendment No. 1, dated as of November 12, 2003, to the Supply Agreement between Intuit Inc. and the John H. Harland Company

10.04#	Amendment No. 2, dated as of December 15, 2003, to the Supply Agreement between Intuit Inc. and the John H. Harland Company

10.05+	Lorrie Norrington Long Term Compensation Program dated December 18, 2003

10.06+	Amended and Restated Offer Letter dated November 12, 2003 from Intuit Inc. to Nicholas J. Spaeth

10.07+	Terms of Separation Letter dated January 30, 2004 between Nicholas J. Spaeth and Intuit Inc.

10.08+	Letter to Nicholas J. Spaeth regarding relocation benefits dated January 30, 2004.

10.09+	Separation Terms and Release Agreement dated January 8, 2004 between Thomas E. Weigman and Intuit Inc.

10.10+	Separation Terms and Release Agreement dated January 20, 2004 between Dan Manack and Intuit Inc.

10.11+	Separation Terms and Release Agreement dated January 22, 2004 between Thomas A. Allanson and Intuit Inc.

31.01	Rule 13a-14(a) Certification (Chief Executive Officer)*

31.02	Rule 13a-14(a) Certification (Chief Financial Officer)*

32.01	Section 1350 Certification (Chief Executive Officer)

32.02	Section 1350 Certification (Chief Financial Officer)

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Intuit specifically incorporates it by reference.

#	We have requested confidential treatment for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. We omitted such portions from this filing and filed them separately with the SEC.

+	Indicates a management contract or compensatory plan or arrangement