Form 10-Q
period 2004-04-30
INTUIT INC
filed 2004-06-14
CIK 896878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2004 or

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

Approximately 191,552,373 shares of Common Stock, $0.01 par value, as of May 31, 2004

INTUIT INC.
FORM 10-Q
INDEX

Intuit, the Intuit logo, QuickBooks, Quicken, TurboTax, ProSeries, Lacerte, QuickBase and FundWare, among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Intuit MasterBuilder, MRI and Intuit Eclipse, among others, are trademarks and/or service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners and should be treated as such.

PART I

ITEM 1 FINANCIAL STATEMENTS

INTUIT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	April 30,
(In thousands; unaudited)	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$170,043	$18,520
Short-term investments	1,036,758	1,159,976
Payroll customer deposits	306,007	323,022
Accounts receivable, net	88,156	138,446
Deferred income taxes	34,824	35,574
Prepaid expenses and other current assets	33,082	51,904

Total current assets	1,668,870	1,727,442
Property and equipment, net	188,253	215,825
Goodwill, net	591,091	689,800
Purchased intangible assets, net	125,445	113,687
Long-term deferred income taxes	183,061	183,061
Loans to executive officers and other employees	19,690	16,799
Other assets	13,857	17,254

Total assets	$2,790,267	$2,963,868

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,786	$77,905
Accrued compensation and related liabilities	118,678	113,594
Payroll service obligations	306,007	323,022
Deferred revenue	178,840	152,721
Income taxes payable	76,725	188,329
Other current liabilities	59,129	145,176

Total current liabilities	796,165	1,000,747

Long-term obligations	29,265	17,767

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	1,921,554	1,947,213
Treasury stock, at cost	(672,326)	(1,016,986)
Deferred compensation	(25,850)	(20,247)
Accumulated other comprehensive income (loss)	(789)	(4,102)
Retained earnings	742,248	1,039,476

Total stockholders’ equity	1,964,837	1,945,354

Total liabilities and stockholders’ equity	$2,790,267	$2,963,868

See accompanying notes.

INTUIT INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
(In thousands, except per share amounts; unaudited)	2003	2004	2003	2004
Net revenue:
Product	$371,144	$374,555	$971,018	$1,044,783
Service	246,453	320,528	384,564	496,637
Other	17,101	17,870	50,064	50,350

Total net revenue	634,698	712,953	1,405,646	1,591,770

Costs and expenses:
Cost of revenue:
Cost of product revenue	46,023	47,034	145,797	144,947
Cost of service revenue	37,035	43,049	113,204	121,357
Cost of other revenue	5,648	5,988	15,402	19,661
Amortization of purchased software	3,662	3,422	10,157	10,035
Customer service and technical support	46,044	48,847	141,265	153,053
Selling and marketing	83,108	95,710	255,725	295,299
Research and development	62,002	71,167	192,209	215,831
General and administrative	34,243	44,214	112,264	136,040
Charge for purchased research and development	—	—	8,859	—
Acquisition-related charges	8,406	6,391	27,015	19,220

Total costs and expenses	326,171	365,822	1,021,897	1,115,443

Income from continuing operations	308,527	347,131	383,749	476,327
Interest and other income	8,193	4,774	24,749	19,434
Gains on marketable securities and other investments, net	7,014	107	10,094	344

Income from continuing operations before income taxes	323,734	352,012	418,592	496,105
Income tax provision	100,766	87,979	130,702	136,971

Net income from continuing operations	222,968	264,033	287,890	359,134
Discontinued operations, net of income taxes:
Gain on disposal of Quicken Loans discontinued operations	—	—	5,556	—
Net income from Intuit KK discontinued operations	—	—	3,267	—
Gain on disposal of Intuit KK discontinued operations	71,009	—	71,009	—

Net income from discontinued operations	71,009	—	79,832	—

Net income	$293,977	$264,033	$367,722	$359,134

Basic net income per share from continuing operations	$1.08	$1.36	$1.39	$1.82
Basic net income per share from discontinued operations	0.35	—	0.39	—

Basic net income per share	$1.43	$1.36	$1.78	$1.82

Shares used in basic per share amounts	205,709	194,517	206,452	196,976

Diluted net income per share from continuing operations	$1.06	$1.33	$1.35	$1.78
Diluted net income per share from discontinued operations	0.34	—	0.38	—

Diluted net income per share	$1.40	$1.33	$1.73	$1.78

Shares used in diluted per share amounts	210,448	198,748	212,446	202,113

See accompanying notes.

INTUIT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	April 30,
(In thousands; unaudited)	2003	2004
Cash flows from operating activities:
Net income from continuing operations	$287,890	$359,134
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Acquisition-related charges	27,015	19,220
Amortization of purchased software	10,157	10,035
Amortization of other purchased intangible assets	1,217	4,381
Charge for purchased research and development	8,859	—
Amortization of deferred compensation not related to acquisitions	1,900	4,674
Depreciation	55,076	57,340
Loss on disposal of property and equipment	2,348	2,391
Gain on foreign exchange transactions	(4,152)	(3,568)
Net gains from marketable securities and other investments	(10,094)	(344)
Deferred income taxes	2,627	—
Tax benefit from employee stock options	41,718	25,963

Subtotal	424,561	479,226

Changes in operating assets and liabilities:
Accounts receivable	(63,020)	(48,724)
Income taxes receivable	2,187	—
Prepaid expenses and other current assets	20,236	(15,556)
Accounts payable	1,775	19,123
Accrued compensation and related liabilities	28,327	(5,152)
Deferred revenue	(24,629)	(26,199)
Income taxes payable	123,203	111,700
Other current liabilities	65,758	83,927

Total changes in operating assets and liabilities	153,837	119,119

Net cash provided by operating activities	578,398	598,345

Cash flows from investing activities:
Purchases of short-term investments	(1,800,873)	(2,753,068)
Liquidation and maturity of short-term investments	1,542,247	2,627,939
Proceeds from the sale of marketable securities	37,396	—
Payroll customer deposits	(24,761)	(17,015)
Purchases of property and equipment	(70,592)	(86,206)
Change in other assets	(2,805)	(125)
Payroll service obligations	24,722	17,015
Acquisitions of businesses, net of cash acquired	(215,964)	(120,710)

Net cash used in investing activities	(510,630)	(332,170)

Cash flows from financing activities:
Change in long-term obligations	(3,952)	(11,144)
Net proceeds from issuance of common stock under stock plans	125,643	104,890
Purchase of treasury stock	(498,546)	(511,501)

Net cash used in financing activities	(376,855)	(417,755)

Net cash provided by discontinued operations	341,372	—
Effect of exchange rates on cash and cash equivalents	3,246	57

Net increase (decrease) in cash and cash equivalents	35,531	(151,523)
Cash and cash equivalents at beginning of period	408,948	170,043

Cash and cash equivalents at end of period	$444,479	$18,520

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

We have included all normal recurring adjustments and the adjustments for discontinued operations that we considered necessary to give a fair presentation of our operating results for the periods presented. These condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements for the fiscal year ended July 31, 2003 included in Intuit’s Form 10-K, filed with the Securities and Exchange Commission on September 19, 2003. Results for the three and nine months ended April 30, 2004 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2004 or any other future period. Our tax businesses are highly seasonal, with sales of tax preparation products and services heavily concentrated in the period from November through April. These seasonal patterns mean that our quarterly total net revenue is usually highest during our second and third fiscal quarters.

Use of Estimates

We make estimates and assumptions that affect the amounts reported in the financial statements and the disclosures made in the accompanying notes. For example, we use estimates in determining the appropriate levels of reserves for product returns and rebates, the collectibility of accounts receivable, the appropriate levels of various accruals, the amount of our worldwide tax provision and the realizability of deferred tax assets. We also use estimates in determining the remaining economic lives and carrying values of purchased intangible assets (including goodwill), property and equipment and other long-lived assets. In addition, we use assumptions when employing the Black-Scholes valuation model to estimate the fair value of stock options granted for pro forma disclosures. See Note 1, “Stock-Based Incentive Programs.” Despite our intention to establish accurate estimates and use reasonable assumptions, actual results may differ from our estimates.

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

In some situations, we receive advance payments from our customers. We also offer multiple element arrangements to our customers. We defer revenue associated with these advance payments and the fair value of undelivered elements until we ship the products or perform the services. Deferred revenue consisted of the following at the dates indicated:

	July 31,	April 30,
(In thousands)	2003	2004
Product and product related services	$146,609	$116,817
Customer support	32,231	35,904

	$178,840	$152,721

Deferred revenue for product-related services at July 31, 2003 and April 30, 2004 relates primarily to QuickBooks Do-It-Yourself Payroll.

In accordance with Financial Accounting Standards Board Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” we account for cash consideration (such as sales incentives) that we give to our customers or resellers as a reduction of revenue rather than as an operating expense unless we receive a benefit that we can identify and for which we can reasonably estimate the fair value.

Product Revenue

We typically recognize revenue from the sale of our packaged software products and supplies when we ship the products or, in the case of certain agreements, when products are delivered to retailers. We sell some of our QuickBooks, Consumer Tax and Quicken products on consignment to a limited number of resellers. We recognize revenue for these consignment transactions only when the end-user sale has occurred.

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

Service Revenue

We recognize revenue from outsourced payroll processing and payroll tax filing services as the services are performed, provided we have no other remaining obligations to these customers. We generally require customers to remit payroll tax funds to us in advance of the applicable payroll due date via electronic funds transfer. We include in total net revenue the interest earned on invested balances resulting from timing differences between when we collect these funds from customers and when we remit the funds to outside parties.

We offer several technical support plans and recognize support revenue over the life of the plans. Service revenue also includes revenue from consulting, training and Web services such as TurboTax for the Web and electronic tax filing services in both our Consumer Tax and Professional Accounting Solutions segments. We generally recognize revenue as these services are performed, provided that we have no other remaining obligations to these customers and that the services performed are not essential to the functionality of delivered products and services.

Other Revenue

Other revenue consists primarily of revenue from revenue-sharing arrangements with third-party service providers and from online advertising agreements. We recognize transaction fees from revenue sharing arrangements as end-user sales are reported to us by these partners. We typically recognize revenue from online advertising agreements as the lesser of when the advertisements are published or pro rata based on the contractual time period.

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

Our diluted net income per share computations for the three months ended April 30, 2003 and 2004 included 4.7 million and 4.2 million common equivalent shares. Our diluted net income per share computations for these periods did not include the effect of options to purchase 9.5 million and 7.3 million shares of common stock because the option exercise prices were greater than the average market price of our common stock. Our diluted net income per share computations for the nine months ended April 30, 2003 and 2004 included 6.0 million and 5.1 million common equivalent shares. Our diluted net income per share computations for these periods did not include the effect of options to purchase 6.4 million and 5.6 million shares of common stock because the option exercise prices were greater than the average market price of our common stock.

Cash Equivalents and Short-Term Investments

We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of money market funds in all periods presented. Short-term investments consist of available-for-sale debt securities that we carry at fair value. We include unrealized gains and losses on short-term investments, net of tax, in stockholders’ equity. Available-for-sale debt securities are classified as current assets based upon our intent and ability to use any and all of these securities as necessary to satisfy the significant short-term liquidity requirements that may arise from the highly seasonal and cyclical nature of our businesses. Because of our significant business seasonality, stock repurchase programs and acquisition opportunities, cash flow requirements may fluctuate dramatically from quarter to quarter and require us to use a significant amount of the short-term investments held as available-for-sale securities. See Note 2.

Payroll Customer Deposits and Payroll Service Obligations

Payroll customer deposits represent cash held on behalf of our payroll customers that is invested in cash and cash equivalents and short-term investments. Payroll service obligations consist primarily of payroll taxes we owe on behalf of our payroll customers.

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

In October 1995 the Financial Accounting Standards Board issued SFAS 123, “Accounting for Stock Based Compensation,” and in December 2002 the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Although these pronouncements allow us to continue to follow the APB 25 guidelines and not record compensation expense for most stock-based compensation, we are required to disclose our pro forma net income or loss and net income or loss per share as if we had adopted SFAS 123 and SFAS 148. The pro forma impact of applying SFAS 123 and SFAS 148 in the three and nine months ended April 30, 2003 and 2004 does not necessarily represent the pro forma impact in future quarters or years.

On March 31, 2004, the FASB issued its exposure draft, “Share-Based Payment,” which is a proposed amendment to SFAS 123. The exposure draft would require all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. The FASB expects to issue a final standard late in 2004 that would be effective for public companies for fiscal years beginning after December 15, 2004. We have not yet assessed the impact of adopting this new standard.

To determine the pro forma impact of applying SFAS 123, we estimate the fair value of our options using the Black-Scholes option valuation model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires the input of highly subjective assumptions including the expected stock price volatility. Our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates.

Inputs used for the valuation model are set forth in the tables below. We base the volatility factor for stock options on the historical volatility of our stock over the most recent five-year period, which is approximately equal to the maximum expected life of our options. Inputs for the third quarter of fiscal 2003 are not applicable because the purchase dates for our employee stock purchase plan occurred only twice that fiscal year, in December and June.

Options
	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
	2003	2004	2003	2004
Expected life (years)	1.94 - 4.94	2.00 - 5.00	1.91 - 4.94	1.95 - 5.00
Expected volatility factor	78%	70%	77-78%	70-74%
Risk-free interest rate	1.25 - 2.92%	1.63 - 3.79%	1.03 - 3.10%	0.85 - 3.79%
Expected dividend yield	—	—	—	—

	Employee Stock Purchase Plan
	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
	2003	2004	2003	2004
Expected life (years)	N/A	1.00	1.00	1.00
Expected volatility factor	N/A	72%	78%	72-76%
Risk-free interest rate	N/A	1.04%	1.23%	0.94 - 1.04%
Expected dividend yield	N/A	—	—	—

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

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
(In thousands, except per share amounts)	2003	2004	2003	2004
Net income
Net income, as reported	$293,977	$264,033	$367,722	$359,134
Add: Stock-based employee compensation expense included in reported net income, net of income taxes	(1)	107	1,199	402
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of income taxes	(16,777)	(14,992)	(63,649)	(54,312)

Pro forma net income	$277,199	$249,148	$305,272	$305,224

Net income per share
Basic - as reported	$1.43	$1.36	$1.78	$1.82

Basic - pro forma	$1.35	$1.28	$1.48	$1.55

Diluted - as reported	$1.40	$1.33	$1.73	$1.78

Diluted - pro forma	$1.32	$1.25	$1.44	$1.51

Concentration of Credit Risk and Significant Customers and Suppliers

We operate in markets that are highly competitive and rapidly changing. Significant technological changes, changes in customer requirements, the emergence of competitive products or services with new capabilities and other factors could negatively impact our operating results.

We are also subject to risks related to changes in the values of our significant balance of short-term investments. Our portfolio of short-term investments and payroll customer deposits consists primarily of investment-grade securities. Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market or cash management funds, we diversify our short-term investments by limiting our holdings with any individual issuer.

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

We sell a significant proportion of our software products directly to many retailers rather than through a few major distributors. No distributor or individual retailer accounted for 10% or more of total net revenue in the three or nine months ended April 30, 2003 or 2004. Amounts due from Rock Acquisition Corporation under certain licensing and distribution agreements comprised 10.8% of accounts receivable at July 31, 2003. No customer accounted for 10% or more of accounts receivable at April 30, 2004.

We rely on three third-party vendors to perform the manufacturing and distribution functions for our primary retail desktop software products. We also have a key single-source vendor for our financial supplies business that prints and fulfills orders for all of our checks and most other products for our financial supplies business. While we believe that relying heavily on key vendors improves the efficiency and reliability of our business operations, relying on any one vendor for a significant aspect of our business can have a significant negative impact on our revenue and profitability if that vendor fails to perform at acceptable service levels for any reason, including financial difficulties of the vendor.

Recent Accounting Pronouncements

In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was amended by FIN 46R in December 2003. FIN 46 requires us to consolidate a variable interest entity if we are subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 15, 2003. We adopted FIN 46 effective February 1, 2004 and the adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

2. Short-Term Investments and Payroll Customer Deposits

As discussed in Note 1, “Concentration of Credit Risk and Significant Customers and Suppliers,” our portfolio of short-term investments and payroll customer deposits consists primarily of investment-grade securities. Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market or cash management funds, we diversify our short-term investments by limiting our holdings with any individual issuer.

The following schedule summarizes the estimated fair value of our short-term investments and payroll customer deposits at the dates indicated.

	July 31,	April 30,
(In thousands)	2003	2004
Type of issue:
Money market funds and other cash equivalents	$306,007	$237,319
Available-for-sale debt securities:
Corporate notes	50,471	56,815
Municipal bonds	931,374	1,119,370
U.S. government securities	54,913	69,494

Total available-for-sale debt securities	1,036,758	1,245,679

Total short-term investments and payroll customer deposits	$1,342,765	$1,482,998

Classification of investments on the balance sheets:
Short-term investments	$1,036,758	$1,159,976
Payroll customer deposits	306,007	323,022

	$1,342,765	$1,482,998

The following table summarizes the estimated fair value of our available-for-sale debt securities held in short-term investments and payroll customer deposits classified by the stated maturity date of the security:

	July 31,	April 30,
(In thousands)	2003	2004
Due within one year	$241,110	$283,879
Due within two years	270,900	303,267
Due within three years	3,088	10,049
Due after three years	521,660	648,484

	$1,036,758	$1,245,679

Unrealized gains and losses on short-term investments and payroll customer deposits at July 31, 2003 and April 30, 2004 were not material. Realized gains and losses from the sale of short-term investments, including those classified as payroll customer deposits, were not material in the three or nine months ended April 30, 2003 or 2004.

3. Goodwill and Intangible Assets

Changes in the carrying value of goodwill by reportable segment during the nine months ended April 30, 2004 were as follows. Our reportable segments are described in Note 6.

	Balance	Increase	Foreign	Balance
	July 31,	(Decrease)	Currency	April 30,
(In thousands)	2003	in Goodwill	Translation	2004
Small Business Products and Services	$308,785	$98,375	$—	$407,160
Consumer Tax	11,204	(182)	—	11,022
Professional Accounting Solutions	90,507	—	—	90,507
Vertical Business Management Solutions	170,522	194	—	170,716
Other Businesses	10,073	—	322	10,395

	$591,091	$98,387	$322	$689,800

The net increase in goodwill was related primarily to our acquisition of Innovative Merchant Solutions LLC in the first quarter of fiscal 2004. See Note 5.

Purchased intangible assets consisted of the following at the dates indicated:

	Life in	July 31,	April 30,
(Dollars in thousands)	Years	2003	2004
Customer lists	3-7	$171,237	$187,161
Less accumulated amortization		(105,771)	(124,994)

		65,466	62,167

Purchased technology	2-7	143,605	147,238
Less accumulated amortization		(93,694)	(103,760)

		49,911	43,478

Trade names and logos	2-7	17,199	17,250
Less accumulated amortization		(10,293)	(12,246)

		6,906	5,004

Covenants not to compete	2-5	9,410	11,304
Less accumulated amortization		(6,248)	(8,266)

		3,162	3,038

Total purchased intangible assets		341,451	362,953
Total accumulated amortization		(216,006)	(249,266)

Total net purchased intangible assets		$125,445	$113,687

The increases in customer lists and covenants not to compete during the nine months ended April 30, 2004 were due primarily to our acquisition of Innovative Merchant Solutions LLC. See Note 5.

We summarize the following expenses on the acquisition-related charges line of our statement of operations:

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
(In thousands)	2003	2004	2003	2004
Amortization of purchased intangible assets	$8,407	$6,213	$25,016	$18,550
Amortization of acquisition-related deferred compensation	(1)	178	1,999	670

Total acquisition-related charges	$8,406	$6,391	$27,015	$19,220

We expect annual amortization of our purchased intangible assets by fiscal period to be as shown in the following table. Amortization of purchased intangible assets is charged primarily to amortization of purchased software in cost of revenue and to acquisition-related charges in operating expenses on our statement of operations. Future acquisitions could cause these amounts to increase. In addition, if impairment events occur they could accelerate the timing of charges.

Expected
Amortization
(Dollars in thousands)	Expense
Fiscal quarter ended July 31, 2004	$9,782
Fiscal year ended July 31, 2005	36,585
Fiscal year ended July 31, 2006	30,498
Fiscal year ended July 31, 2007	20,153
Fiscal year ended July 31, 2008	9,961
Thereafter	6,708

Total expected future amortization expense	$113,687

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

The components of accumulated other comprehensive income (loss), net of income taxes, were as follows:

	Unrealized
	Gain (Loss)	Unrealized
	on	Gain (Loss)	Foreign
	Marketable	on Short-term	Currency
(In thousands)	Securities	Investments	Translation	Total
Nine months ended April 30, 2003
Beginning balance, net of income taxes	$(4,845)	$2,058	$(888)	$(3,675)
Unrealized gain, net of income tax provision of $8,512	12,768	—	—	12,768
Unrealized loss, net of income tax benefit of $737	—	(1,106)	—	(1,106)
Reclassification adjustment for realized gain included in net income, net of income tax benefit of $5,282	(7,923)	—	—	(7,923)
Translation adjustment	—	—	(274)	(274)

Other comprehensive income (loss)	4,845	(1,106)	(274)	3,465

Ending balance, net of income taxes	$—	$952	$(1,162)	$(210)

Nine months ended April 30, 2004
Beginning balance, net of income taxes	$105	$213	$(1,107)	$(789)
Unrealized gain, net of income tax provision of $44	66	—	—	66
Unrealized loss, net of income tax benefit of $764	—	(1,146)	—	(1,146)
Translation adjustment	—	—	(2,233)	(2,233)

Other comprehensive income (loss)	66	(1,146)	(2,233)	(3,313)

Ending balance, net of income taxes	$171	$(933)	$(3,340)	$(4,102)

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
(In thousands)	2003	2004	2003	2004
Net income	$293,977	$264,033	$367,722	$359,134
Other comprehensive income (loss)	(3,813)	(1,486)	3,465	(3,313)

Comprehensive net income, net of income taxes	$290,164	$262,547	$371,187	$355,821

Income tax provision netted against other comprehensive income (loss)	$(2,665)	$(764)	$2,493	$(720)

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

IMS’s results of operations from the date of acquisition forward have been included in our consolidated results of operations and were not material. IMS’s results of operations for periods prior to the date of acquisition were also not material when compared with our consolidated results.

The preliminary purchase price allocation for the IMS acquisition was as follows:

Purchase
Price
(In thousands)	Allocation
Tangible assets	$5,393
Intangible assets:
Goodwill	98,366
Customer lists	15,600
Covenant not to compete	1,700
Acquisition costs	(500)
Other tangible liabilities	(3,860)

Cash consideration paid	$116,699

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

Small Business Products and Services product revenue is comprised of QuickBooks Do-It-Yourself Payroll, financial supplies and information technology management software. Service revenue for this segment is derived primarily from outsourced payroll services, QuickBooks support plans and merchant account services. Service revenue for this segment also includes interest earned on customer payroll deposits. Other revenue for this segment consists primarily of royalties from small business online transactions.

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

The following tables show our financial results by reportable segment for the three and nine months ended April 30, 2003 and 2004. We have reclassified certain previously reported fiscal 2003 segment revenue to conform to the fiscal 2004 presentation. We reclassified certain electronic filing revenue from product revenue to service revenue in the amounts of $20.4 million for the third quarter of fiscal 2003 and $27.6 million for the first nine months of fiscal 2003. Total revenue for each segment did not change.

		Small			Vertical
		Business		Professional	Business
Three months ended		Products &	Consumer	Accounting	Mgmt	Other
April 30, 2003 (In thousands)	QuickBooks	Services	Tax	Solutions	Solutions	Businesses	Corporate	Consolidated
Product revenue	$54,773	$64,997	$144,033	$64,581	$9,822	$32,938	$—	$371,144
Service revenue	938	44,822	168,063	15,729	15,878	1,023	—	246,453
Other revenue	—	5,274	987	—	44	10,796	—	17,101

Total net revenue	55,711	115,093	313,083	80,310	25,744	44,757	—	634,698

Segment operating income (loss)	19,059	45,618	265,315	55,622	(52)	13,708	—	399,270
Common expenses	—	—	—	—	—	—	(78,675)	(78,675)

Subtotal	19,059	45,618	265,315	55,622	(52)	13,708	(78,675)	320,595
Acquisition-related costs	—	—	—	—	—	—	(12,068)	(12,068)
Interest and other income	—	—	—	—	—	—	8,193	8,193
Realized net gain on marketable securities	—	—	—	—	—	—	7,014	7,014

Income (loss) from continuing operations before income taxes	$19,059	$45,618	$265,315	$55,622	$(52)	$13,708	$(75,536)	$323,734

		Small			Vertical
		Business		Professional	Business
Three months ended		Products &	Consumer	Accounting	Mgmt	Other
April 30, 2004 (In thousands)	QuickBooks	Services	Tax	Solutions	Solutions	Businesses	Corporate	Consolidated
Product revenue	$71,864	$76,282	$118,066	$62,745	$10,800	$34,798	$—	$374,555
Service revenue	1,171	54,645	226,462	19,759	16,433	2,058	—	320,528
Other revenue	—	6,677	161	—	250	10,782	—	17,870

Total net revenue	73,035	137,604	344,689	82,504	27,483	47,638	—	712,953

Segment operating income (loss)	27,939	52,065	290,007	57,595	452	15,478	—	443,536
Common expenses	—	—	—	—	—	—	(86,592)	(86,592)

Subtotal	27,939	52,065	290,007	57,595	452	15,478	(86,592)	356,944
Acquisition-related costs	—	—	—	—	—	—	(9,813)	(9,813)
Interest and other income	—	—	—	—	—	—	4,774	4,774
Realized net gain on marketable securities	—	—	—	—	—	—	107	107

Income (loss) from continuing operations before income taxes	$27,939	$52,065	$290,007	$57,595	$452	$15,478	$(91,524)	$352,012

		Small			Vertical
		Business		Professional	Business
Nine months ended		Products &	Consumer	Accounting	Mgmt	Other
April 30, 2003 (In thousands)	QuickBooks	Services	Tax	Solutions	Solutions	Businesses	Corporate	Consolidated

Product revenue	$185,765	$192,112	$226,144	$218,047	$25,469	$123,481	$—	$971,018
Service revenue	2,342	130,848	186,162	19,136	42,992	3,084	—	384,564
Other revenue	—	14,268	2,091	—	107	33,598	—	50,064

Total net revenue	188,107	337,228	414,397	237,183	68,568	160,163	—	1,405,646

Segment operating income (loss)	75,477	115,702	280,467	157,469	(10,729)	51,235	—	669,621
Common expenses	—	—	—	—	—	—	(239,841)	(239,841)

Subtotal	75,477	115,702	280,467	157,469	(10,729)	51,235	(239,841)	429,780
Acquisition-related costs	—	—	—	—	—	—	(46,031)	(46,031)
Interest and other income	—	—	—	—	—	—	24,749	24,749
Realized net gain on marketable securities	—	—	—	—	—	—	10,094	10,094

Income (loss) from continuing operations before income taxes	$75,477	$115,702	$280,467	$157,469	$(10,729)	$51,235	$(251,029)	$418,592

		Small			Vertical
		Business		Professional	Business
Nine months ended		Products &	Consumer	Accounting	Mgmt	Other
April 30, 2004 (In thousands)	QuickBooks	Services	Tax	Solutions	Solutions	Businesses	Corporate	Consolidated

Product revenue	$214,146	$228,375	$224,600	$220,910	$29,778	$126,974	$—	$1,044,783
Service revenue	2,991	159,049	254,948	25,321	49,052	5,276	—	496,637
Other revenue	—	18,619	282	—	1,091	30,358	—	50,350

Total net revenue	217,137	406,043	479,830	246,231	79,921	162,608	—	1,591,770

Segment operating income (loss)	78,343	143,466	330,504	157,685	1,496	55,736	—	767,230
Common expenses	—	—	—	—	—	—	(261,648)	(261,648)

Subtotal	78,343	143,466	330,504	157,685	1,496	55,736	(261,648)	505,582
Acquisition-related costs	—	—	—	—	—	—	(29,255)	(29,255)
Interest and other income	—	—	—	—	—	—	19,434	19,434
Realized net gain on marketable securities	—	—	—	—	—	—	344	344

Income (loss) from continuing operations before income taxes	$78,343	$143,466	$330,504	$157,685	$1,496	$55,736	$(271,125)	$496,105

7. Other Current Liabilities

	July 31,	April 30,
(In thousands)	2003	2004

Reserve for product returns	$34,406	$74,478
Reserve for rebates	10,401	34,525
Executive deferred compensation plan	6,245	12,227
Acquisition-related items	2,619	7,777
Sales tax accrual	1,906	5,762
Other accruals	3,552	10,407

	$59,129	$145,176

8. Commitments

Reserve for Vacant Facilities

During the third quarter of fiscal 2002, we concluded that we would not occupy two vacant leased buildings in Mountain View, California and that we would be unable to recover a substantial portion of our lease obligations by subleasing the vacant space. In that quarter, we recorded a $13.2 million reserve that was equal to the remaining future lease commitments for these facilities, net of estimated future sublease income. During the fourth quarter of fiscal 2003, we decided that we would reoccupy one of the two vacant buildings and that the reserve for the other vacant building should be increased to reflect our revised estimate of future sublease income for that facility. We recorded a net adjustment of $0.5 million to the reserve that resulted in a credit for vacant facilities on our statement of operations in that quarter. Our actual future cash payments may exceed the total Mountain View reserve balance at April 30, 2004 by a maximum of $2.7 million if we are unable to sublease the remaining vacant Mountain View property. The lease related to this facility ends in fiscal 2010.

Activity in the reserve for vacant Mountain View facilities for the three and nine months ended April 30, 2003 and 2004 was as follows:

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
(In thousands)	2003	2004	2003	2004

Beginning balance	$11,313	$8,954	$12,478	$9,701
Cash lease payments applied against the reserve	(587)	(386)	(1,752)	(1,133)

Ending balance	$10,726	$8,568	$10,726	$8,568

The short-term and long-term components of this reserve and their location on our balance sheet were as follows at the dates indicated.

	July 31,	April 30,
(In thousands)	2003	2004

Short-term portion of reserve in other current liabilities	$1,394	$1,258
Long-term portion of reserve in long-term obligations	8,307	7,310

Total reserve	$9,701	$8,568

CBS Employer Services Acquisition Accrual

We acquired CBS Employer Services, Inc. in the fourth quarter of fiscal 2002. In connection with this acquisition, we recorded a total accrual of $26.4 million that included $21.6 million for purchase price deferrals and $4.8 million for restructuring and transaction costs. Activity in this reserve for the nine months ended April 30, 2003 and 2004 was as follows:

	Beginning	Cash		Ending
(In thousands)	Balance	Payments	Adjustments	Balance

Nine months ended April 30, 2003
Non-compete clause	$1,700	$—	$—	$1,700
Purchase price deferrals	13,143	(796)	—	12,347
Shareholder escrow	5,800	—	—	5,800
Restructuring and transaction costs	4,716	(1,220)	—	3,496

	$25,359	$(2,016)	$—	$23,343

Nine months ended April 30, 2004
Non-compete clause	$1,700	$(472)	$—	$1,228
Purchase price deferrals	13,306	(4,210)	(215)	8,881
Shareholder escrow	2,499	(895)	—	1,604
Restructuring and transaction costs	—	—	—	—

	$17,505	$(5,577)	$(215)	$11,713

The short-term and long-term components of this reserve and their location on our balance sheet were as follows at the dates indicated.

	July 31,	April 30,
(In thousands)	2003	2004

Short-term portion of reserve in other current liabilities	$—	$6,595
Long-term portion of reserve in long-term obligations	17,505	5,118

Total reserve	$17,505	$11,713

Operating Lease and Other Contractual Obligations

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in Item 2 for information on our operating lease and other contractual obligations.

9. Income Taxes

We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and other taxable items. Our effective tax rate for each of the three and nine months ended April 30, 2003 was approximately 31%. Our effective tax rate for the three months ended April 30, 2003 differed from the federal statutory rate primarily due to the net effect of the benefit received from tax-exempt interest income and various tax credits offset by state taxes. Our effective tax rate for the nine months ended April 30, 2003 differed from the federal statutory rate primarily due to the net effect of the benefit received from tax-exempt interest income and various tax credits offset by state taxes and acquisition-related charges recorded in the first quarter of fiscal 2003.

Our effective tax rates for the three and nine months ended April 30, 2004 were approximately 25% and 28%. Our effective tax rates for these periods differed from the federal statutory rate primarily due to the net effect of reversals of $35.6 million in reserves related to potential income tax exposures that have been resolved and the benefit received from tax-exempt interest income and various tax credits offset by state taxes.

10. Stockholders’ Equity

Stock Repurchase Program

In May 2001, Intuit’s Board of Directors initiated Repurchase Plan I and authorized the Company to repurchase up to $500.0 million of its common stock from time to time over a three-year period. In July 2002, our Board of Directors increased the authorized purchase amount by $250.0 million to a total of $750.0 million. Repurchase Plan I was concluded in December 2002 when the authorized purchase amount under the program was reached. In March 2003, Intuit’s Board of Directors initiated Repurchase Plan II and authorized the Company to repurchase up to $500.0 million of its common stock from time to time over a three-year period. Repurchase Plan II was concluded in November 2003 when the authorized purchase amount under the program was reached. In August 2003, Intuit’s Board of Directors initiated Repurchase Plan III and authorized the Company to repurchase up to $500.0 million of its common stock from time to time over a three-year period. In May 2004, Intuit’s Board of Directors initiated Repurchase Plan IV and authorized the Company to repurchase up to $500.0 million of its common stock from time to time over a three-year period.

The following table summarizes our stock repurchase activity under these plans, including broker commissions, through April 30, 2004:

	Plan I		Plan II		Plan III		Average Price
Fiscal Year	Shares	Amount	Shares	Amount	Shares	Amount	Per Share
(Dollars in thousands, except per share amounts)

2001	238,500	$8,358	—	$—	—	$—	$35.04
2002	7,361,839	318,422	—	—	—	—	43.25
2003	9,002,244	423,211	8,937,809	390,432	—	—	45.35
2004 to date	—	—	2,342,800	109,525	8,714,213	401,210	46.19

	16,602,583	$749,991	11,280,609	$499,957	8,714,213	$401,210	45.12

Repurchased shares of our common stock are held as treasury shares until they are retired or reissued. When we reissue treasury stock, if the proceeds from the sale are more than the average price we paid to acquire the shares we record an increase in additional paid-in capital. Conversely, if the proceeds from the sale are less than the average price we paid to acquire the shares, we record a decrease in additional paid-in capital to the extent of increases previously recorded for similar transactions and a decrease in retained earnings for any remaining amount.

Distribution and Dilutive Effect of Options

The following table shows option grants to “Named Executives” and to all employees for the periods indicated. Named Executives are defined as the Company’s chief executive officer and each of the four other most highly compensated executive officers during fiscal 2003.

	Twelve Months Ended		Nine Months Ended
	July 31,	July 31,	April 30,
	2002	2003	2004
Net option grants during the period as a percentage of outstanding shares	3.2%	2.7%	0.8%
Grants to Named Executives during the period as a percentage of total options granted	3.5%	8.9%	5.3%
Grants to Named Executives during the period as a percentage of outstanding shares	0.1%	0.3%	0.1%
Options held by Named Executives as a percentage of total options outstanding	9.0%	11.6%	13.0%

We define net option grants as options granted less options canceled or expired and returned to the pool of options available for grant. Options granted to our Named Executives as a percentage of the total options granted to all employees will vary significantly from quarter to quarter, due in part to the timing of annual performance-based grants to Named Executives.

11. Litigation

On September 17, 2003, Muriel Siebert & Co., Inc. v. Intuit Inc. was filed in the Supreme Court of the State of New York, County of New York. The lawsuit alleges various claims for breach of contract, breach of express and implied covenants of good faith and fair dealing, breach of fiduciary duty, misrepresentation and/or fraud, and promissory estoppel. The allegations relate to Quicken Brokerage powered by Siebert, a strategic alliance between the two companies. The complaint seeks compensatory, punitive, and other damages. On September 22, 2003, Intuit filed an arbitration demand against Siebert & Co., Inc. in San Jose, California seeking arbitration of all claims asserted by both parties. The New York court is currently determining whether the matter will proceed in New York state court or in arbitration. Intuit believes this lawsuit is without merit and intends to defend the litigation vigorously.

Intuit is subject to certain routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business, including assertions that we may be infringing patents or other intellectual property rights of others. We currently believe that the ultimate amount of liability, if any, for any pending claims of any type (either alone or combined) will not materially affect our financial position, results of operations or cash flows. We also believe that we would be able to obtain any necessary licenses or other rights to disputed intellectual property rights on commercially reasonable terms. However, the ultimate outcome of any litigation is uncertain and, regardless of outcome, litigation can have an adverse impact on Intuit because of defense costs, negative publicity, diversion of management resources and other factors. Our failure to obtain necessary license or other rights, or litigation arising out of intellectual property claims could adversely affect our business.

12. Related Parties

Loans to Executive Officers and Other Employees

Prior to July 30, 2002, loans to executive officers were made generally in connection with their relocation and purchase of a residence near their new place of work. As of April 30, 2004, no loans were overdue and all interest payments were current in accordance with the terms of the loan agreements. Consistent with the requirements of The Sarbanes-Oxley Act of 2002, we have not made or modified any loans to executive officers since July 30, 2002 and we do not intend to make or modify any loans to executive officers in the future.

During the third quarter of fiscal 2004, certain amounts became due within twelve months and are thus being classified as “prepaid expenses and other current assets” on our balance sheet. Loans to executive officers and other employees (including amounts classified as “prepaid expenses and other current assets” on our balance sheet) were as follows at the dates indicated:

	July 31,	April 30,
(In thousands)	2003	2004

Short-term:
Loans to executive officers	$—	$1,067
Loans to other employees	—	280

	—	1,347

Long-term:
Loans to executive officers	14,891	12,605
Loans to other employees	4,799	4,194

	19,690	16,799

Total loans to employees:
Loans to executive officers	14,891	13,672
Loans to other employees	4,799	4,474

	$19,690	$18,146

Repurchase of Vested Restricted Stock

In February 2004, our chief executive officer vested in 37,500 shares of restricted stock. To provide Mr. Bennett with the funds to pay the related payroll tax withholding obligation we repurchased 17,157 shares of common stock from Mr. Bennett at $44.64 per share, the closing market price of Intuit stock on the date the restricted stock vested. This repurchase was approved by our Board of Directors.

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

Expanding Product and Service Offerings. During the last two years, we have expanded the products and services that we offer. Under our Right for My Business strategy we have expanded our QuickBooks product line to offer easy-to-use, industry-specific versions of QuickBooks. We have also introduced new versions of QuickBooks for companies that, due to their larger size or complexity, have more demanding accounting needs. We have introduced business solutions that go beyond accounting software to address a wider range of business management challenges that small businesses face. Finally, we have acquired companies that offer more complete and customizable business management solutions to businesses in selected industries. We expect to continue to expand in these directions over the next several years.

Evolving Distribution Channels. We have been expanding our distribution channels to accommodate the expansion of the customer segments we serve and the range of products and services we offer. As we offer more complex, higher-priced software products than our traditional retail software products, we expect that direct sales will continue to become an increasingly important source of revenue and new customers. The direct channel is also becoming a more important channel for our traditional desktop products. Finally, as we add products and services that are complementary to our core products, we are focusing on strengthening our cross-selling capabilities. We expect that these increased capabilities will allow us to generate additional revenue from our existing customers, particularly our small business customers.

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

•	Allowance for Doubtful Accounts. We make ongoing assumptions relating to the collectibility of our accounts receivable. The accounts receivable amount on our balance sheet includes a reserve for accounts that might not be paid. In determining the amount of the reserve, we consider our historical level of credit losses. We also make judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and we assess current economic trends that might impact the level of credit losses in the future. Our reserves have generally been adequate to cover our actual credit losses. However, since we cannot reliably predict future changes in the financial stability of our customers, we cannot guarantee that our reserves will continue to be adequate. If actual credit losses are significantly greater than the reserve we have established, that would increase our general and administrative expenses and reduce our reported net income. Conversely, if actual credit losses are significantly less than our reserve, this would eventually decrease our general and administrative expenses and increase our reported net income.

•	Goodwill, Purchased Intangibles and Other Long-Lived Assets – Impairment Assessments. We make judgments about the recoverability of purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate that an other-than-temporary impairment in the remaining value of the assets recorded on our balance sheet may exist. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that could not have been reasonably foreseen in prior periods. In order to estimate the fair value of long-lived assets, we typically make various assumptions about the future prospects for the business that the asset relates to, consider market factors specific to that business and estimate future cash flows to be generated by that business. We evaluate cash flows at the lowest operating level and the number of reporting units we evaluate may make impairment more probable than it would be at a company with fewer reporting units and integrated operations following acquisitions. Based on these assumptions and estimates, we determine whether we need to record an impairment charge to reduce the value of the asset on our balance sheet to reflect its estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially affect our reported financial results. More conservative assumptions of the anticipated future benefits from these businesses could result in greater impairment charges, which would decrease net income and result in lower asset values on our balance sheet. Conversely, less conservative assumptions could result in smaller or no impairment charges, higher net income and higher asset values. At April 30, 2004, we had $689.8 million in goodwill and $113.7 million in intangible assets on our balance sheet.

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

On March 31, 2004, the Financial Accounting Standards Board issued its exposure draft, “Share-Based Payment,” which is a proposed amendment to SFAS 123. The exposure draft would require all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. The FASB expects to issue a final standard late in 2004 that would be effective for public companies for fiscal years beginning after December 15, 2004. We have not yet assessed the impact of adopting this new standard.

We currently use the Black-Scholes option-pricing model to calculate pro forma compensation expense for our stock-based incentive programs under SFAS 123. Although the new exposure draft does not prescribe the use of a specific option-pricing model, the FASB believes that the more flexible lattice models provide a better estimate of an employee stock option’s fair value than a closed-form model like Black-Scholes and that consequently the lattice models should be used whenever possible. The exposure draft also proposes that if option exercisability is conditioned on the achievement of a specified stock price or return on the stock price, the discounted fair value of that option ultimately is recognized as compensation expense even if the market condition is not satisfied and the award never becomes exercisable. These and other determinations will affect the timing and amount of compensation expense that we recognize once the new standard is effective.

We monitor progress at the FASB and other developments with respect to the general issue of stock-based incentive compensation. We may have to recognize substantially more compensation expense in future periods if we are required or elect to expense the value of stock-based incentive compensation or if we decide to alter our current employee compensation programs to provide other benefits in place of incentive stock options. This additional compensation expense could have a material adverse impact on our future results of operations.

•	Income Taxes – Estimates of Effective Tax Rates, Deferred Taxes and Valuation Allowance. When we prepare our consolidated financial statements, we estimate our income taxes based on the various jurisdictions where we conduct business. Significant judgment is required in determining our worldwide income tax provision. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. We record an additional amount in our provision for taxes in the period in which we determine that our recorded tax liability is less than we expect the ultimate tax assessment to be. If in a later period we determine that payment of this additional amount is unnecessary, we reverse the liability and recognize a tax benefit in that later period. Therefore, our ongoing assessments of the probable outcomes of the audit issues and related tax positions require judgment and can materially increase or decrease our effective tax rate as well as impact our operating results. This also requires us to estimate our current tax exposure and to assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our balance sheet. We must then assess the likelihood that our deferred tax assets will be realized. To the extent we believe that realization is not likely, we establish a valuation allowance. When we establish a valuation allowance or increase this allowance in an accounting period, we record a corresponding tax expense on our statement of operations.

Management must make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. Our net deferred tax asset as of April 30, 2004 was $218.6 million, net of the valuation allowance of $7.5 million. We recorded the valuation allowance to reflect uncertainties about whether we will be able to utilize some of our deferred tax assets (consisting primarily of certain net operating losses carried forward by our international subsidiaries and certain state capital loss carryforwards) before they expire. The valuation allowance is based on our estimates of taxable income for the jurisdictions in which we operate and the period over which our deferred tax assets will be realizable. While we have considered future taxable income in assessing the need for the valuation allowance, we could be required to increase the valuation allowance to take into account additional deferred tax assets that we may be unable to realize. An increase in the valuation allowance would have an adverse impact, which could be material, on our income tax provision and net income in the period in which we make the increase.

Results of Operations

Overview

Total net revenue of $713.0 million increased 12% in the third quarter of fiscal 2004 compared with the third quarter of fiscal 2003. Total net revenue of $1.592 billion increased 13% in the first nine months of fiscal 2004 compared with the same period of fiscal 2003. Total net revenue was higher in both of the fiscal 2004 periods due primarily to growth in our Small Business Products and Services, Consumer Tax and QuickBooks segments.

Markets for our products are maturing and as a result we believe our revenue growth is slowing. Accordingly, although we are continuing to develop new products and services to mitigate the impact of this slowing growth in the long term, our expectations are that our overall revenue growth in fiscal 2005 will be in the high single digit range.

Intuit had income from continuing operations of $347.1 million for the third quarter of fiscal 2004, up 13% from $308.5 million in the third quarter of fiscal 2003. Income from continuing operations was $476.3 million for the first nine months of fiscal 2004, up 24% from $383.7 million for the same period of fiscal 2003. Our income from continuing operations grew faster than revenue for the first nine months of fiscal 2004 primarily due to an increase in revenue from our higher-margin products, such as QuickBooks Do-It-Yourself Payroll, lower acquisition-related charges in fiscal 2004 and a charge for purchased research and development of $8.9 million for the first nine months of fiscal 2003 that did not recur in fiscal 2004.

Intuit had net income (after tax) from continuing operations of $264.0 million for the third quarter of fiscal 2004, up 18% from $223.0 million in the third quarter of fiscal 2003. Net income from continuing operations was $359.1 million for the first nine months of fiscal 2004, up 25% from $287.9 million for the same period of fiscal 2003. Our net income from continuing operations grew faster than revenue for the third quarter of fiscal 2004 primarily due to a reversal of reserves for tax contingencies, lower acquisition-related charges in fiscal 2004 and no purchased research and development expenses in fiscal 2004 partially offset by lower interest and other income and gains on investments. Our net income from continuing operations grew faster than revenue for the first nine months of fiscal 2004 due to the same factors as above, faster growth of higher-margin products, such as QuickBooks Do-It-Yourself Payroll, and the fact that our Vertical businesses were profitable in fiscal 2004 whereas they recorded losses in fiscal 2003.

Diluted net income per share from continuing operations was $1.33 for the third quarter of fiscal 2004, up 25% from $1.06 per diluted share in the third quarter of fiscal 2003. Diluted net income per share from continuing operations was $1.78 for the first nine months of fiscal 2004, up 32% from $1.35 per diluted share in the same period of fiscal 2003. The growth in diluted net income per share from continuing operations in excess of the growth in net income from continuing operations for both of the fiscal 2004 periods was primarily due to the net reduction of shares outstanding resulting from our stock repurchase programs.

Total Net Revenue

We operate in six business segments. The following represents the net revenue for those segments for the third quarter and first nine months of fiscal 2004 and 2003. We have reclassified certain previously reported fiscal 2003 segment revenue to conform to the fiscal 2004 presentation. We reclassified certain electronic filing revenue from product revenue to service revenue in the amounts of $20.4 million for the third quarter of fiscal 2003 and $27.6 million for the first nine months of fiscal 2003. Total revenue for each segment did not change.

		% Total		% Total			% Total		% Total
	Q3	Net	Q3	Net	Q3%	YTD	Net	YTD	Net	YTD %
(Dollars in millions)	FY03	Revenue	FY04	Revenue	Change	FY03	Revenue	FY04	Revenue	Change

QuickBooks
Product	$54.8		$71.8			$185.8		$214.1
Service	0.9		1.2			2.3		3.0
Other	—		—			—		—

Subtotal	55.7	9%	73.0	10%	31%	188.1	13%	217.1	14%	15%

Small Business Products and Services
Product	65.0		76.3			192.1		228.4
Service	44.8		54.6			130.8		159.1
Other	5.3		6.7			14.3		18.6

Subtotal	115.1	18%	137.6	19%	20%	337.2	24%	406.1	26%	20%

Consumer Tax
Product	144.0		118.1			226.1		224.6
Service	168.1		226.5			186.2		254.9
Other	1.0		0.1			2.1		0.3

Subtotal	313.1	49%	344.7	48%	10%	414.4	30%	479.8	30%	16%

Professional Accounting Solutions
Product	64.6		62.7			218.1		220.9
Service	15.7		19.8			19.1		25.3
Other	—		—			—		—

Subtotal	80.3	13%	82.5	12%	3%	237.2	17%	246.2	15%	4%

Vertical Business Management Solutions
Product	9.8		10.8			25.4		29.8
Service	15.9		16.4			43.0		49.0
Other	—		0.3			0.1		1.1

Subtotal	25.7	4%	27.5	4%	7%	68.5	5%	79.9	5%	17%

Other Businesses
Product	32.9		34.8			123.5		127.0
Service	1.1		2.1			3.1		5.3
Other	10.8		10.8			33.6		30.4

Subtotal	44.8	7%	47.7	7%	6%	160.2	11%	162.7	10%	2%

Total net revenue	$634.7	100%	$713.0	100%	12%	$1,405.6	100%	$1,591.8	100%	13%

QuickBooks

QuickBooks product revenue is derived primarily from QuickBooks desktop software products. QuickBooks service revenue is derived from QuickBooks Online Edition.

QuickBooks total net revenue of $73.0 million increased 31% in the third quarter of fiscal 2004 compared with the third quarter of fiscal 2003. The revenue increase reflected increased sales of higher-priced industry-specific versions of QuickBooks and strong direct sales of QuickBooks Basic and Pro core products in response to a new direct mail program launched in January 2004.

QuickBooks total net revenue of $217.1 million increased 15% in the first nine months of fiscal 2004 compared with the same period of fiscal 2003. The revenue increase reflected increased sales of higher-priced industry specific versions of QuickBooks. This was partially offset by lower QuickBooks Basic and Pro core products unit sales.

Small Business Products and Services

Small Business Products and Services product revenue is derived from QuickBooks Do-It-Yourself Payroll, or DIY, which offers payroll tax tables, forms and electronic tax payment and filing services on a subscription basis to small businesses that prepare their own payrolls; financial supplies such as paper checks, envelopes and invoices; and information technology management software. Services revenue for this segment is derived primarily from outsourced payroll services, QuickBooks support plans and merchant account services. Service revenue for this segment also includes interest earned on customer payroll deposits. Other revenue for this segment consists primarily of royalties from small business online services.

Small Business Products and Services total net revenue of $137.6 million increased 20% in the third quarter of fiscal 2004 compared with the third quarter of fiscal 2003. Growth in this segment was driven primarily by an increase in DIY revenue and by revenue generated by our October 2003 acquisition of Innovative Merchant Solutions. DIY revenue was higher in the third quarter of fiscal 2004 than in the same quarter of the prior year due to growth in the average customer base, an increase in attached services and the full impact in fiscal 2004 of a December 2002 price increase.

Small Business Products and Services total net revenue of $406.1 million increased 20% in the first nine months of fiscal 2004 compared with the same period of fiscal 2003. Growth in DIY and information technology management software revenue and our acquisition of Innovative Merchant Solutions in October 2003 drove the increase.

Consumer Tax

Consumer Tax product revenue is derived primarily from TurboTax federal and state consumer desktop tax return preparation products. Consumer Tax service revenue is derived primarily from TurboTax for the Web federal and state online tax return preparation services and consumer electronic filing services.

Since 1998, Intuit has donated online tax preparation and filing services to lower income and other underserved taxpayers. Fiscal 2004 was Intuit’s second year as a participant in the Free File Alliance, a public-private partnership between the federal government and private sector software companies to make free federal online tax preparation and filing services available to taxpayers. In fiscal 2004, Intuit changed the qualification criteria for its Free File Alliance offering by revising the income criteria and adding a minimum age criteria. As a result, the volume of federal returns in this program decreased 42% from last season. On the state level, we began charging for returns in states that were not part of the Free File Alliance in fiscal 2004 and this had a negligible impact on overall Consumer Tax revenue.

Consumer Tax total net revenue of $344.7 million increased 10% in the third quarter of fiscal 2004 compared with the same period of fiscal 2003. Revenue increased in the fiscal 2004 period primarily due to growth in TurboTax for the Web and electronic filing. TurboTax for the Web revenue increased due to unit growth and higher average selling prices. Electronic filing revenue was also up in the fiscal 2004 period due to unit growth.

Consumer Tax total net revenue of $479.8 million increased 16% in the first nine months of fiscal 2004 compared with the same period of fiscal 2003. Desktop revenues were up and desktop average selling prices were higher in the fiscal 2004 period due primarily to retail unit growth and increased sales of high-end products. TurboTax for the Web revenue increased due to unit growth and higher average selling prices. Electronic filing revenue was also up in the fiscal 2004 periods due to unit growth.

Although we are encouraged by the year-to-date results for our Consumer Tax business, revenues for the full tax season are still subject to product returns from our retail distribution channels. While we expect that our reserves for returned products will be adequate to cover retailers’ returns of unsold products during the fourth quarter of fiscal 2004, higher than expected returns could have a negative impact on revenue for the full season. See “Critical Accounting Policies – Net Revenue – Return and Rebate Reserves” at the beginning of this Item 2.

Professional Accounting Solutions

Professional Accounting Solutions, or PAS, product revenue is derived primarily from ProSeries and Lacerte professional tax preparation software products. PAS service revenue is derived primarily from electronic filing and training services.

PAS total net revenue of $82.5 million increased 3% in the third quarter of fiscal 2004 compared with the third quarter of fiscal 2003. Unit sales of our unlimited electronic filing product were higher in the third quarter of fiscal 2004 primarily as a result of new government rules requiring the electronic filing of certain professionally prepared 2003 income tax returns.

PAS total net revenue of $246.2 million increased 4% in the first nine months of fiscal 2004 compared with the same period of fiscal 2003. Revenue was higher in the fiscal 2004 period due to additional sales to existing customers, increased sales of our unlimited electronic filing product and higher average selling prices related to product enhancements. However, revenue growth in fiscal 2004 was negatively impacted by competition from lower-priced professional tax preparation software products. We are formulating a product strategy to address this development in fiscal 2005.

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

VBMS total net revenue of $27.5 million and $79.9 million increased 7% and 17% in the third quarter and first nine months of fiscal 2004 compared with the same periods of fiscal 2003. Third quarter revenue growth in this segment was driven primarily by strength in commercial and residential real estate markets at MRI. In the first nine months of fiscal 2004, we continued to see growth in three of the four businesses in this segment.

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

Other Businesses total net revenue of $47.7 million and $162.7 million increased 6% and 2% in the third quarter and first nine months of fiscal 2004 compared with the same periods of fiscal 2003. Quicken revenue was higher while Canadian revenue was lower in the third quarter of fiscal 2004 compared with the third quarter of fiscal 2003. Quicken revenue increased and Canadian revenue was flat in the first nine months of fiscal 2004 compared with the same period of fiscal 2003.

In the third quarter and first nine months of fiscal 2004, Quicken direct unit sales increased in response to direct mail campaigns for upgrades due to the discontinuation of support for older versions of the product and for TurboTax cross-selling offers. Retail unit sales also increased. Aggregate average selling prices for Quicken were higher due to a shift in demand to our higher-priced Quicken Premier and Quicken Home and Business products. Partially offsetting these increases, Personal Finance other revenue declined in the third quarter and first nine months of fiscal 2004 due to the expiration or termination of contracts with several significant online advertising customers.

Total net revenue from Canada decreased 25% in the third quarter of fiscal 2004 and was flat in the first nine months of fiscal 2004 compared with the same periods of fiscal 2003. Fiscal 2004 Canadian revenue was affected by a more favorable average foreign exchange rate. The Canadian dollar strengthened against the U.S. dollar in the third quarter and first nine months of fiscal 2004 compared with the same periods of fiscal 2003. This increased revenue by $1.0 million or 9% of Canadian total net revenue in the third quarter of fiscal 2004 and by $6.6 million or 14% of Canadian total net revenue in the first nine months of fiscal 2004. Total net revenue in Canadian dollars decreased 32% and 14% in the third quarter and first nine months of fiscal 2004 compared with the same periods of fiscal 2003. This was primarily due to lower demand for QuickBooks in Canada. QuickTax revenue was also down in the fiscal 2004 periods due to a decline in unit sales that was partially offset by slightly higher average selling prices related to a shift in demand toward the higher-priced specialty versions of that product.

Cost of Revenue

		% of		% of			% of		% of
	Q3	Related	Q3	Related	Q3%	YTD	Related	YTD	Related	YTD %
(Dollars in millions)	FY03	Revenue	FY04	Revenue	Change	FY03	Revenue	FY04	Revenue	Change
Cost of product revenue	$46.0	12%	$47.0	13%	2%	$145.8	15%	$144.9	14%	(1%)
Cost of service revenue	37.0	15%	43.0	13%	16%	113.2	29%	121.4	24%	7%
Cost of other revenue	5.6	33%	6.0	34%	6%	15.4	31%	19.7	39%	28%
Amortization of purchased software	3.7	n/a	3.4	n/a	(7%)	10.2	n/a	10.0	n/a	(1%)

Total cost of revenue	$92.3	15%	$99.4	14%	8%	$284.6	20%	$296.0	19%	4%

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

Cost of service revenue as a percentage of service revenue decreased to 13% and 24% in the third quarter and first nine months of fiscal 2004 from 15% and 29% in the same periods of fiscal 2003. These decreases were primarily attributable to growth in revenue of the higher margin businesses we acquired during fiscal 2003 and 2004, notably Blue Ocean Software, Inc. and Innovative Merchant Solutions LLC.

Cost of other revenue as a percentage of other revenue increased to 39% in the first nine months of fiscal 2004 from 31% in the comparable period of fiscal 2003. This was primarily due to declining Personal Finance other revenue resulting from the fiscal 2004 expiration or termination of contracts with several significant online advertising customers, which had minimal associated cost.

Operating Expenses

		% Total		% Total			% Total		% Total
	Q3	Net	Q3	Net	Q3%	YTD	Net	YTD	Net	YTD %
(Dollars in millions)	FY03	Revenue	FY04	Revenue	Change	FY03	Revenue	FY04	Revenue	Change
Customer service and technical support	$46.0	7%	$48.8	7%	6%	$141.3	10%	$153.1	10%	8%
Selling and marketing	83.1	13%	95.7	13%	15%	255.7	18%	295.3	18%	15%
Research and development	62.0	10%	71.2	10%	15%	192.2	14%	215.8	14%	12%
General and administrative	34.2	5%	44.2	6%	29%	112.3	8%	136.0	8%	21%

Total core operating expenses	225.3	35%	259.9	36%	15%	701.5	50%	800.2	50%	14%
Charge for purchased research and development	—	n/a	—	n/a	n/a	8.9	1%	—	n/a	n/a
Acquisition-related charges	8.4	2%	6.4	1%	(24%)	27.0	1%	19.2	1%	(29%)

Total operating expenses	$233.7	37%	$266.3	37%	14%	$737.4	52%	$819.4	51%	11%

Overview of Operating Expenses

Total operating expenses increased 14% and 11% in the third quarter and first nine months of fiscal 2004 compared with the same periods of fiscal 2003. We define core operating expenses as the controllable costs of running our business. Total core operating expenses (which are subtotaled in the table above) increased 15% and 14% in the same periods. Individually and in the aggregate, core operating expenses as a percentage of total net revenue for the third quarter and first nine months of fiscal 2004 remained consistent with the same periods of fiscal 2003.

General and administrative expenses increased in the third quarter and first nine months of fiscal 2004 because of increased costs of compliance efforts and non-capitalizable costs of implementing new enterprise systems.

Non-Operating Income and Expenses

Interest and Other Income

Total interest and other income for the third quarter and first nine months of fiscal 2004 was $4.8 million and $19.4 million compared with $8.2 million and $24.7 million in the same periods of fiscal 2003. The interest income that we earn on our cash and short-term investment balances decreased $1.3 million and $7.4 million in the third quarter and first nine months of fiscal 2004 compared with the same periods of fiscal 2003 due to our reinvestment of maturing instruments in new instruments that generally yield lower current market interest rates. We also recorded other income of $2.2 million related to receipt of an insurance settlement in the second quarter of fiscal 2004.

Interest and other income includes net gains and losses resulting from foreign exchange transactions. Due primarily to the effect of the strengthening U.S. dollar on intercompany balances with our Canadian subsidiary at quarter end, we recorded net foreign exchange losses of $0.5 million in the third quarter of fiscal 2004. The U.S. dollar weakened in the first nine months of fiscal 2004, resulting in net foreign exchange gains of $3.6 million for that period. The U.S. dollar also weakened in the third quarter and first nine months of fiscal 2003 and we recorded net foreign exchange gains of $2.1 million and $4.2 million in those periods.

Income Taxes

In the third quarter and first nine months of fiscal 2004, we recorded income tax provisions of $88.0 million and $137.0 million on pre-tax income from continuing operations of $352.0 million and $496.1 million, resulting in effective tax rates of approximately 25% and 28% for those periods. Our effective tax rates for the third quarter and first nine months of fiscal 2004 differed from the federal statutory rate primarily due to the net effect of reversals of $35.6 million in reserves related to potential income tax exposures that have been resolved and the benefit received from tax-exempt interest income and various tax credits offset by state taxes.

In the third quarter and first nine months of fiscal 2003, we recorded income tax provisions of $100.8 million and $130.7 million on pre-tax income from continuing operations of $323.7 million and $418.6 million, resulting in effective tax rates of approximately 31% for each of those periods. Our effective tax rate for the third quarter of fiscal 2003 differed from the federal statutory rate primarily due to the net effect of the benefit received from tax-exempt interest income and various tax credits offset by state taxes. Our effective tax rate for the first nine months of fiscal 2003 differed from the federal statutory rate primarily due to the net effect of the benefit received from tax-exempt interest income and various tax credits offset by state taxes and acquisition-related charges recorded in the first quarter of fiscal 2003.

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

Segment Operating Income (Loss)

Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. Segment expenses do not include certain costs, such as corporate general and administrative expenses that are not allocated to specific segments. Segment expenses also do not include acquisition-related costs (which include acquisition-related charges, amortization of purchased software and charges for purchased research and development), realized net gains or losses on marketable securities and interest and other income. See Note 6 to the financial statements.

		% of		% of			% of		% of
	Q3	Related	Q3	Related	Q3%	YTD	Related	YTD	Related	YTD %
(Dollars in millions)	FY03	Revenue	FY04	Revenue	Change	FY03	Revenue	FY04	Revenue	Change
QuickBooks	$19.1	34%	$27.9	38%	46%	$75.5	40%	$78.3	36%	4%
Small Business Products and Services	45.6	40%	52.1	38%	14%	115.7	34%	143.5	35%	24%
Consumer Tax	265.3	85%	290.0	84%	9%	280.4	68%	330.5	69%	18%
Professional Accounting Solutions	55.6	69%	57.6	70%	4%	157.5	66%	157.7	64%	0%
Vertical Business Management Solutions	—	0%	0.4	1%	n/a	(10.7)	-16%	1.5	2%	n/a
Other Businesses	13.7	31%	15.5	32%	13%	51.2	32%	55.7	34%	9%

Total segment operating income (loss)	$399.3	63%	$443.5	62%	11%	$669.6	48%	$767.2	48%	15%

QuickBooks

QuickBooks segment operating income of $27.9 million increased 46% in the third quarter of fiscal 2004 compared with the third quarter of fiscal 2003. The higher segment operating income was due primarily to 31% QuickBooks revenue growth in the quarter, partially offset by investments in direct sales, marketing and product development. QuickBooks segment operating income of $78.3 million grew 4% in the first nine months of fiscal 2004 compared with the same period of fiscal 2003. Revenue increased 15% during the period but we also increased QuickBooks spending in the first nine months of fiscal 2004. In the early part of fiscal 2004, we added direct sales personnel and infrastructure in anticipation of direct revenue growth, increased spending to market several new products launched in late fiscal 2003 and in fiscal 2004 and invested more in the development of new products and technologies.

Small Business Products and Services

Small Business Products and Services segment operating income of $52.1 million increased 14% in the third quarter of fiscal 2004 compared with the third quarter of fiscal 2003. The higher segment operating income was due primarily to revenue growth in QuickBooks Do-It-Yourself Payroll, or DIY, while costs remained flat. Small Business Products and Services segment operating income of $143.5 million increased 24% in the first nine months of fiscal 2004 compared with the same period of fiscal 2003. DIY revenue was higher with relatively fixed costs. Information Technology Solutions operating income also increased in the first nine months of fiscal 2004 because we held costs steady while revenue grew. Partially offsetting these increases, Outsourced Payroll operating income was down in the first nine months of fiscal 2004 because although revenue grew 6% we invested in sales and service personnel during the first half of the year.

Consumer Tax

Consumer Tax segment operating income of $290.0 million was 9% higher in the third quarter of fiscal 2004 compared with the third quarter of fiscal 2003. The third quarter fiscal 2004 segment operating income growth was consistent with revenue growth of 10% in that period. Consumer Tax segment operating income of $330.5 million increased 18% in the first nine months of fiscal 2004 compared with the same period of fiscal 2003. Segment operating income growth was slightly above revenue growth for the year to date period because improvements in average selling price and higher electronic filing volume were partially offset by additional costs incurred for national television and radio advertising in fiscal 2004.

Professional Accounting Solutions

Professional Accounting Solutions segment operating income of $57.6 million increased 4% in the third quarter of fiscal 2004 compared with the third quarter of fiscal 2003. Segment operating income growth was approximately equal to revenue growth for this period. Professional Accounting Solutions segment operating income of $157.7 million was flat on a 4% revenue increase in the first nine months of fiscal 2004 compared with the same period of fiscal 2003. Segment operating income did not increase although revenue grew because of increased investment in the number of sales and customer service personnel.

Vertical Business Management Solutions

Although revenue grew 7%, Vertical Business Management Solutions essentially broke even in both the third quarter of fiscal 2004 and the third quarter of fiscal 2003. The lack of growth in segment operating income was due to increased hardware mix at IDMS, a shift to lower-margin service revenue at MRI and continued investment in product development in all VBMS businesses. VBMS segment operating income increased to $1.5 million in the first nine months of fiscal 2004 compared with a loss of $10.7 million in the same period of fiscal 2003. The improvement was primarily due to revenue growth of 17% and better control over operating expenses.

Other Businesses

Other Businesses segment operating income of $15.5 million increased 13% in the third quarter of fiscal 2004 compared with the third quarter of fiscal 2003. Other Businesses segment operating income of $55.7 million grew 9% in the first nine months of fiscal 2004 compared with the same period of fiscal 2003. Segment operating income grew faster than revenue in both fiscal 2004 periods due primarily to Quicken revenue increases on relatively flat costs for the periods and our exit from the online brokerage business in the first quarter of fiscal 2004. Partially offsetting the Quicken improvements, Canadian operating income was down in both fiscal 2004 periods.

Liquidity and Capital Resources

At April 30, 2004, our cash and cash equivalents and short-term investments totaled $1.178 billion, a $28.3 million decrease from July 31, 2003. Cash generated by continuing operations was offset by our use of cash for our stock repurchase programs and for an acquisition during the first nine months of fiscal 2004.

We generated $598.3 million in cash from our operations during the first nine months of fiscal 2004. Net income from continuing operations totaled $359.1 million. Adjustments for non-cash expenses included depreciation of $57.3 million and acquisition-related charges, amortization of purchased software and amortization of other purchased intangible assets totaling $33.6 million. Other current liabilities increased $83.9 million due mainly to higher reserves for returns and rebates and income taxes payable increased $111.7 million, each reflecting the seasonality of our business. Cash generated by these and other operating activities was partially offset by an increase of $48.7 million in accounts receivable, again reflecting the seasonality of our business.

We used $332.2 million in cash for investing activities during the first nine months of fiscal 2004. We invested net cash of $125.1 million in short-term investments during the period, with proceeds of $2.628 billion from the sale upon maturity of certain short-term investments more than offset by reinvestments of $2.753 billion. Our primary use of cash for investing activities was for the acquisition of Innovative Merchant Solutions, which totaled $116.7 million. As a result of our continued investment in information systems and infrastructure, we also purchased a total of $86.2 million in property and equipment that included $15.3 million in labor costs capitalized in connection with internal use software projects.

We used $417.8 million in cash for our financing activities in the first nine months of fiscal 2004. The primary component of cash used in financing activities was $511.5 million for the repurchase of treasury stock through our stock repurchase programs and from our chief executive officer. See Notes 10 and 12 of the financial statements. This was partially offset by proceeds of $104.9 million we received from the issuance of common stock under employee stock plans.

In March 2003, Intuit’s Board of Directors initiated Repurchase Plan II and authorized the Company to repurchase up to $500.0 million of its common stock from time to time over a three-year period. Shares of stock repurchased under this program became treasury shares. During the first two quarters of fiscal 2004, we repurchased a total of 2.3 million shares of our common stock for an aggregate cost of approximately $109.5 million under this program. Repurchase Plan II was concluded in November 2003 when the authorized purchase amount under the program was reached.

In August 2003, our Board of Directors initiated Repurchase Plan III and authorized the Company to repurchase up to $500.0 million of its common stock from time to time over a three-year period. Shares of stock repurchased under this program become treasury shares. During the first nine months of fiscal 2004, we repurchased a total of 8.7 million shares of our common stock for an aggregate cost of approximately $401.2 million under this program. Authorized funds of $98.8 million remained available under this program at April 30, 2004 and we expect to utilize these funds.

In May 2004, our Board of Directors initiated Repurchase Plan IV and authorized the Company to repurchase up to $500.0 million of its common stock from time to time over a three-year period. Shares of stock repurchased under this program will become treasury shares.

Outstanding loans to executive officers and other employees totaled $18.1 million at April 30, 2004 and $19.7 million at July 31, 2003. Loans to executive officers are primarily relocation loans that are generally secured by real property and have maturity dates of up to 10 years. As of April 30, 2004, no loans were overdue and all interest payments were current in accordance with the terms of the loan agreements. Consistent with the requirements of The Sarbanes-Oxley Act of 2002, no loans to executive officers have been made or modified since July 30, 2002 and we do not intend to make or modify loans to executive officers in the future. See Note 12 of the financial statements.

We evaluate, on an ongoing basis, the merits of acquiring technology or businesses, or establishing strategic relationships with and investing in other companies. We may decide to use cash and cash equivalents to fund such activities in the future.

We believe that our cash, cash equivalents and short-term investments will be sufficient to meet anticipated seasonal working capital and capital expenditure requirements for at least the next 12 months.

Contractual Obligations

The following table summarizes our contractual obligations to make future payments at April 30, 2004:

	Payments Due by Period
	Less than 1	1-3	3-5	After 5
(In millions)	year	years	years	years	Total

Amounts due employees under deferred compensation plans	$—	$12.2	$—	$—	$12.2
Short-term amounts due CBS Employer Services	6.6	—	—	—	6.6
Short-term portion of vacancy reserve	1.3	—	—	—	1.3
Long-term obligations	—	9.7	3.5	4.6	17.8
Operating leases	30.6	54.3	34.4	57.5	176.8

Total contractual cash obligations	$38.5	$76.2	$37.9	$62.1	$214.7

Long-term obligations at April 30, 2004 included the $7.3 million long-term portion of our reserve for vacant Mountain View facilities. Long-term obligations also included $5.1 million for amounts we owe to former stockholders of CBS Employer Services in connection with our acquisition of that company in the fourth quarter of fiscal 2002. See Note 8 of the financial statements.

Reserves for Returns and Rebates

Activity in our reserves for product returns and for rebates during the first nine months of fiscal 2004 and comparative balances at April 30, 2003 were as follows:

		Additions
	Balance	Charged		Balance	Balance
	July 31,	Against	Returns/	April 30,	April 30,
(In thousands)	2003	Revenue	Redemptions	2004	2003

Reserve for product returns	$34,406	$164,246	$(124,174)	$74,478	$69,308
Reserve for rebates	10,401	155,663	(131,539)	34,525	35,952

Due to the seasonality of our business, we compare our returns and rebate reserve balances at April 30, 2004 to the reserve balances at April 30, 2003. The returns reserve balance at April 30, 2004 was slightly higher than the balance at April 30, 2003, which reflects increased retail revenue in the current year, particularly in our Consumer Tax business. We have reduced our reserve for rebates at April 30, 2004 slightly compared with April 30, 2003 primarily because of accelerated processing of Consumer Tax rebate coupons and because some of our major retail customers are participating in a program where they sell our Consumer Tax products without rebates. We have also reduced other rebate programs.

Recent Accounting Pronouncements

In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was amended by FIN 46R in December 2003. FIN 46 requires us to consolidate a variable interest entity if we are subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 15, 2003. We adopted FIN 46 effective February 1, 2004 and the adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

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

Company-Wide Factors That Could Affect Future Results

We face intense competitive pressures in all of our businesses, which can have a negative impact on our revenue, profitability and market position. We have formidable competitors, some of which have substantially greater financial resources. Accordingly, we expect competition to remain intense during fiscal 2004 and beyond. Our competitors in all our businesses may introduce new and improved products and services, reduce prices, gain better access to distribution channels, increase advertising (including advertising targeted at Intuit customers), and release new products and services before we do. Any of these competitive actions – particularly any prolonged price competition – could diminish our net revenue and profitability. They could also affect our ability to keep existing customers and acquire new customers.

We are implementing new information systems that are important for our ability to execute on our growth strategy, and problems with the design or implementation of these systems could interfere with our business and operations. We are in the process of implementing new information systems to replace our existing systems that manage our business and finance operations. Due to the size and complexity of our portfolio of businesses, the conversion process is very challenging. We intend to switch over in large part to the new information systems in the first quarter of our 2005 fiscal year. We may not be able to successfully switch over, or to thereafter implement these new systems and transition data, and even if we do succeed, the implementation may be much more costly than we anticipated. In addition, while we will be switching over the more critical of our systems to the new information systems as stated previously, we will be continuing to replace existing systems throughout fiscal year 2005. Any disruptions relating to these systems enhancements could adversely impact our ability to do the following in a timely and accurate manner: take customer orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run our business. If we are unable to successfully implement new information systems as planned, in addition to adversely impacting our financial position, results of operations, cash flows and stock price in the short and long term, it could also affect our ability to timely file our fiscal 2005 first quarter financial reports with the SEC.

As markets for our products mature our revenue growth is slowing and if we do not continue to develop new products and services in a timely and efficient manner, our future financial results will suffer. The traditional markets for our products have continued to mature which has resulted in slowing revenue growth for these products. To be able to grow and sustain our business we must continually develop new products and services and improve existing products and services so that we can remain competitive in the markets we serve and in the markets we seek to enter. In executing our customer-focused product strategies, we have introduced a number of products and services that are specially designed for specific businesses and consumer needs. Many of our offerings have posed new product development challenges for us because they require that our products and services integrate with one another and with both our web sites and our internal information systems. In addition, our customers expect – and our business model contemplates – increased functionality and greater inter-operability among our products and services. Moreover, our development and enhancement processes involve several risks, including challenges in hiring and retaining highly qualified employees, the risk of delays in product and service launches, the risk of defects that hinder performance and the risk that consumers will not buy new or modified offerings. Failure to timely and successfully develop new products and services would harm our competitive position and result in declines in our revenue and earnings.

Expanding our product and service offerings creates risks due to the increasing complexity and decreasing predictability of our revenue streams. Our expanding range of products and services generates more varied revenue streams than our traditional desktop software businesses. The accounting policies that apply to these revenue streams are more complex than those that apply to our traditional products and services. We expect this trend to continue as we acquire additional companies and expand our offerings. For example, as we begin to offer additional features and options as part of multiple-element sales arrangements, we could be required to defer a higher percentage of our product revenue at the time of sale than we do for traditional products. This would decrease revenue at the time products are shipped, but result in increased revenue in fiscal periods after shipment. In addition, our Vertical Business Management Solutions businesses offer products and services with significantly higher prices than we have traditionally offered. Revenue from these offerings tends to be less predictable than revenue from our traditional desktop products, due to longer sales and implementation cycles. These businesses also tend to rely on a relatively small number of large orders for a substantial portion of their revenue in a particular quarter, which could cause our quarterly revenue from these businesses to fluctuate.

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

Business integration of acquired companies presents several challenges and we may not fully realize the intended benefits of our acquisitions if we do not successfully integrate them with our operations. During the past few years, we have completed numerous acquisitions (one in fiscal 2004, two in fiscal 2003 and five in fiscal 2002), and we expect to continue to pursue acquisitions as part of our business strategy. These acquisitions expand our product and service offerings, personnel and geographic locations and require us to integrate different company cultures, management teams and business infrastructures. The integration process can strain our resources and be expensive and time consuming, particularly if we are integrating multiple companies at the same time. Promptly and efficiently integrating acquired businesses creates challenges for our operational, financial and management information systems, as well as for our product development processes. Depending on the size and complexity of an acquisition, and the number of acquisitions we are concurrently integrating, our successful integration of the entity depends on a variety of factors, including:

•	Retaining key employees

•	Managing facilities and employees in different geographic areas

•	Retaining key customers

•	Integrating or coordinating research and development, product manufacturing, and sales and marketing programs, and

•	Integrating internal systems and procedures – including call center, customer management, order management, billing, financial reporting and other systems.

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

Given the nature of the products and services that we offer, our revenue and earnings are highly seasonal. Several of our businesses are highly seasonal – particularly our tax businesses, but also our small business software and service offerings to a lesser extent. This causes significant quarterly fluctuations in our financial results. Revenue and operating results are usually strongest during the second and third fiscal quarters, which end January 31 and April 30. We experience lower revenues, and we often experience significant operating losses, in the first and fourth quarters, which end October 31 and July 31. We expect to experience an operating loss for the quarter ended July 31, 2004. Our financial results can also fluctuate from quarter to quarter and year to year due to a variety of factors, including changes in product sales mix that affect average selling prices, product release dates, the timing of sales of our higher-priced Vertical Business Management Solutions offerings, our methods for distributing our products, including the shift to a consignment model for our QuickBooks, TurboTax and Quicken products that we sell through retail distribution channels, and the timing of acquisitions, dispositions, and goodwill and purchased intangible asset impairment charges.

Acquisition-related costs and impairment charges can cause significant fluctuation in our net income. Our recent acquisitions have resulted in significant expenses, including amortization of purchased software (which is reflected in cost of revenue), as well as charges for in-process research and development, and amortization and impairment of goodwill, purchased intangible assets and deferred compensation (which are reflected in operating expenses). Total acquisition-related costs in the categories identified above were $196.0 million in fiscal 2002, $56.6 million in fiscal 2003 and $29.3 million in the first nine months of fiscal 2004. Fiscal 2003 and 2004 acquisition-related costs have declined primarily because of a change in the accounting treatment of goodwill. However, we may incur less frequent, but larger, impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that could not have been reasonably foreseen in prior periods. As of April 30, 2004, we had an unamortized goodwill balance of approximately $689.8 million, which could be subject to impairment charges in the future. New acquisitions, and any impairment of the value of purchased assets, could have a significant negative impact on our future operating results.

Legal protection for our intellectual property is not always effective to prevent unauthorized use or copying. We generally rely on patents, copyrights, trademarks, and trade secret laws to establish and maintain proprietary rights in our technology and products. Current U.S. laws that prohibit copying give us only limited practical protection from software piracy and the laws of many other countries provide very little protection. Policing unauthorized use and copying of our products is difficult, expensive, and time consuming. In addition, efforts to protect our intellectual property may not be positively perceived by our customers. Although we continue to evaluate technology solutions to piracy, as well as increase our civil and criminal enforcement efforts, we expect piracy to be a persistent problem. Changes to federal or state laws and/or regulations could impact our ability to enforce our intellectual property rights. Also, the Internet may tend to increase, and provide new methods for, illegal copying of our desktop and Internet-based products and services. In addition, we face risks relating to licensing our intellectual property to third parties. For example, we licensed the use of the Quicken Loans and Quicken Mortgage trademarks to the purchaser of our Quicken Loans mortgage business. If the purchaser violates the terms of the trademark license, it could result in serious harm to Intuit’s reputation and serious and irreparable harm to the value of our Quicken-related brands.

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

We may be unable to generate substantial and sustained revenue growth from new products and services in our QuickBooks, Small Business Products and Services and Vertical Business Management Solutions segments. To meet our growth goals, we must generate revenue from a wider range of market and customer segments, as well as from new products and services. There are many risks associated with our growth strategy, including:

•	We may have difficulty identifying potential targets for acquisition at acceptable prices.

•	Our Right for My Business strategy is resulting in a dramatic increase in the number and complexity of the products and services that we offer. This places greater demands on our research and development, and marketing and sales resources, as we must develop, market and sell both the new products and services and periodic enhancements to an expanding portfolio of products and services. This will also require us to continually develop, expand and modify our internal business operations systems and procedures to gain better integration so we can support our new businesses, including our customer service and technical support contact centers, and our customer management, order management, billing and other systems.

•	Many of the new products and services we offer, and will be offering, are much more complex than our traditional core desktop software products and are priced accordingly. They will therefore require a more consultative sales process and a higher level of post-sales support, both of which could result in higher selling and marketing expenses. If we are not able to adapt our marketing, sales, distribution and customer support functions to accommodate these changes, we will not succeed in generating significant or sustained revenue or net income from these new businesses.

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

Specific Factors Affecting Our Consumer Tax and Professional Accounting Solutions Segments

We face intense competitive pressures from both the private and public sectors in our Consumer Tax and Professional Tax businesses that could have a negative impact on revenue, profitability and market position. There are formidable current and potential competitors in the private sector for both our consumer and professional tax products, and we expect competition to remain intense in the future. Our major domestic competitor for both desktop and Web-based consumer tax software continues to be H&R Block, and our largest professional tax competitors are CCH Incorporated; Kleinrock Publishing; and the Thomson Corporation. Other competitors also emerge from time to time. For example, during the 2003 tax season we lost some of our Professional Accounting Solutions customers to lower-priced offerings from competitors. In addition, we face current and potential competition from a number of publicly funded state and federal government entities that are offering individual taxpayers electronic tax preparation and/or filing services, at no cost to individual taxpayers. If governmental agencies are able to develop consumer tax preparation and filing services and to gain consumer acceptance of those services, it could have a negative impact on our financial results in future years. The federal government signed a three-year Free File Alliance agreement in October 2002 under which a number of private sector companies, rather than the federal government, are providing Web-based federal tax preparation and filing services at no cost through voluntary public services initiatives such as our Intuit Tax Freedom Project. However, future administrative, regulatory or legislative activity in this area could have a strong adverse impact on the financial performance of our Consumer Tax and Professional Tax businesses.

Significant problems or delays in developing our Consumer Tax and Professional Tax products would result in lost revenue and customers. Developing tax preparation software presents unique challenges because of the demanding annual development cycle required to incorporate unpredictable tax law and tax form changes each year and because our customers expect high levels of accuracy and a timely launch of these products. Our tax preparation software business, which represents a substantial portion of our annual revenue, is highly seasonal since the customers in that market generally prepare and file their taxes by April 15. A significantly late product launch could cause our current and prospective customers to choose a competitor’s product for that year’s tax season or to choose not to purchase tax preparation software at all, which would result in lost revenue in the current tax year and would make it more difficult for us to sell our products to customers in future tax seasons. Moreover, the rigid development timetable increases the risk of bugs or errors in our products. Any major defects could lead to negative publicity, customer dissatisfaction, lost revenue and increased operating expenses, including expenses resulting from correcting defects or errors in our products, expenses resulting from increased activity at our customer contact centers and expenses resulting from our commitment to reimburse penalties and interest paid by consumer customers due solely to calculation errors in our products.

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

Caution Regarding Forward-Looking Statements

This Report contains forward-looking statements. These forward-looking statements include our statements regarding the following: our anticipated revenue growth for fiscal 2005 being in the high single digit range; our belief that revenue growth for our core products is slowing due to market maturation; our plans to mitigate slowing revenue by developing and introducing new products and services; our plans to expand our business described under the heading “Expanding Product and Service Offerings”; our distribution channel strategies and associated revenue expectations; our estimates regarding product rebate and return reserves; and our expectation that our cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for the next 12 months.

We caution investors that forward-looking statements are only predictions based on our current expectations about future events and are not guarantees of future performance. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements due to risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties include the impact of intense competition in our business; challenges associated with upgrading and integrating our information systems; difficulty in developing and introducing new products and services effectively; failure of customers to adopt our new products as expected; unanticipated increases in customer rebate and return rates; significant impairment charges due to past acquisitions and difficulties with suppliers and distribution channels. In addition, the risks and uncertainties that are discussed in this Item 2 under the caption “Risks That Could Affect Future Results” may also impact these forward-looking statements. We encourage you to read that section carefully along with the other information provided in the Report. You should also review the information contained in our Form 10-K for fiscal 2003 (filed with the SEC on September 19, 2003) and in our other filings with the SEC, before deciding to invest in our stock or to maintain or change your investment. We undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Short-Term Investment and Payroll Customer Deposit Portfolio

We do not hold derivative financial instruments in our short-term investment and payroll customer deposit portfolio. Our short-term investments and payroll customer deposits consist of instruments that meet quality standards consistent with our investment policy. This policy specifies that, except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market or cash management funds, we diversify our holdings and limit our short-term investments and payroll customer deposits with any individual issuer.

Interest Rate Risk

Our cash equivalents and our short-term investment and payroll customer deposit portfolio are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents, short-term investments and payroll customer deposits and the value of those investments. Should interest rates increase by 100 basis points from the levels of April 30, 2004, the value of our short-term investments and payroll customer deposits would decline by approximately $6.8 million.

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

Since we translate foreign currencies (primarily Canadian dollars and British pounds) into U.S dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant primarily because our international subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. Due primarily to the effect of the weakening U.S. dollar on intercompany balances with our Canadian subsidiary, we recorded foreign currency exchange gains of $5.4 million in fiscal 2003 and $3.6 million in the first nine months of fiscal 2004. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of April 30, 2004, we did not engage in foreign currency hedging activities.

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

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our system of internal control over financial reporting during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1 LEGAL PROCEEDINGS

On September 17, 2003, Muriel Siebert & Co., Inc. v. Intuit Inc. was filed in the Supreme Court of the State of New York, County of New York. The lawsuit alleges various claims for breach of contract, breach of express and implied covenants of good faith and fair dealing, breach of fiduciary duty, misrepresentation and/or fraud, and promissory estoppel. The allegations relate to Quicken Brokerage powered by Siebert, a strategic alliance between the two companies. The complaint seeks compensatory, punitive, and other damages. On September 22, 2003, Intuit filed an arbitration demand against Siebert & Co., Inc. in San Jose, California seeking arbitration of all claims asserted by both parties. The New York court is currently determining whether the matter will proceed in New York state court or in arbitration. Intuit believes this lawsuit is without merit and intends to defend the litigation vigorously.

Intuit is subject to certain routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business, including assertions that we may be infringing patents or other intellectual property rights of others. We currently believe that the ultimate amount of liability, if any, for any pending claims of any type (either alone or combined) will not materially affect our financial position, results of operations or cash flows. We also believe that we would be able to obtain any necessary licenses or other rights to disputed intellectual property rights on commercially reasonable terms. However, the ultimate outcome of any litigation is uncertain and, regardless of outcome, litigation can have an adverse impact on Intuit because of defense costs, negative publicity, diversion of management resources and other factors. Our failure to obtain necessary license or other rights, or litigation arising out of intellectual property claims could adversely affect our business.

ITEM 2 CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

			Total Number	Approximate
			of Shares	Dollar Value of
	Total Number	Average	Purchased as	Shares That May
	of Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plans
February 1, 2004 through February 29, 2004	497,177	$44.59	480,000	$326,993,855
March 1, 2004 through March 31, 2004	5,280,113	$43.22	5,280,113	$98,790,171
April 1, 2004 through April 30, 2004	—	$—	—	$98,790,171

Total	5,777,290	$43.34	5,760,113

Notes:

1.	The total number of shares purchased in February 2004 included a total of 17,177 shares of common stock repurchased from officers to pay income and payroll withholding taxes associated with their vesting in compensatory stock awards. On February 23, 2004, Intuit repurchased 17,157 shares from Steve Bennett at that day’s Nasdaq closing price of $44.64 per share under a Board-approved share repurchase to provide Mr. Bennett with the funds to satisfy federal and state tax obligations due to his vesting in 37,500 shares of restricted stock. In February 2004, Intuit repurchased 20 shares at a weighted average Nasdaq closing price of $48.91 per share to provide two terminating officers with funds to satisfy federal and state tax obligations due to their vesting in a total of 54 shares under Intuit’s stock compensation programs. These shares were not repurchased as part of publicly announced plans.

2.	As of the date of this Report, Intuit’s active common stock repurchase plans are as follows:

		Dollar Amount
	Announcement	of Approved	Expiration
Plan	Date	Repurchases	Date
Repurchase Plan III	August 19, 2003	$500,000,000	November 25, 2006
Repurchase Plan IV	May 19, 2004	$500,000,000	May 17, 2007

All shares purchased as part of publicly announced plans in the third quarter of fiscal 2004 were purchased under Repurchase Plan III. Due to its adoption after the end of the third quarter of fiscal 2004, the dollar amount of potential future purchases under Repurchase Plan IV are not reflected in the purchase table under the heading “Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans.” For additional information about Intuit’s historical stock repurchase activities, see Notes 10 and 12 to the financial statements provided in this Report.

ITEM 5 OTHER MATTERS

CHANGES IN EXECUTIVE OFFICERS

Effective March 22, 2004, Brad D. Smith was appointed to the office of Senior Vice President, Consumer Tax Group. Brad Smith joined Intuit in February 2003. Prior to this role, Mr. Smith was Intuit’s Vice President and General Manager of Intuit’s Accountant Central and Developer Network. Mr. Smith comes to Intuit from ADP where he was the senior vice president of marketing and business development. In addition to his role at ADP, Mr. Smith has held various sales, marketing and general management positions with Pepsi, 7-Up and ADVO, Inc. Mr. Smith earned his Bachelor of Business Administration from Marshall University, and a Masters of Management from Aquinas College.

Effective April 28, 2004, Laura A. Fennell was appointed to the office of Vice President, General Counsel and Corporate Secretary. Prior to joining Intuit, Ms. Fennell spent nearly eleven years at Sun Microsystems, Inc., most recently as Vice President of Corporate Legal Resources, as well as the Acting General Counsel. Prior to joining Sun, she was an associate attorney at Wilson, Sonsini, Goodrich and Rosati. Ms. Fennell has a Bachelor of Science in Business Administration from California State University, Chico and a Juris Doctor from the University of Santa Clara.

APPOINTMENT OF DIRECTOR

Effective February 19, 2004, Dennis D. Powell was appointed to the Board of Directors and became chair of the Audit Committee. Dennis Powell has been Senior Vice President and Chief Financial Officer at Cisco Systems since May 2003. From June 2002 until his appointment as CFO, he served as Cisco’s Senior Vice President, Corporate Finance. From January 1997 until June 2002, he served as Vice President, Corporate Controller. Before joining Cisco, Mr. Powell was employed by Coopers & Lybrand LLP for 26 years, most recently as a senior partner. Mr. Powell holds a Bachelor’s degree in Business Administration with a concentration in Accounting from Oregon State University.

RELATED PARTY TRANSACTIONS

In December 2003 The Intuit Foundation contributed $2.5 million to a donor-advised fund to be directed by a member of our Board of Directors. The Intuit Foundation may contribute an additional $2.5 million to this foundation through November 2006.

The Intuit Foundation was established by Intuit as an independent charitable foundation in accordance with Section 501(c)(3) of the Internal Revenue Code. Intuit’s initial contribution to The Intuit Foundation was $3.0 million in April 2002, and Intuit expects to make additional contributions to The Intuit Foundation over time. The Intuit Foundation was created to foster economic empowerment both nationally and in communities where Intuit has a significant number of employees.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

We have filed the following exhibits as part of this report:

Exhibit No.	Exhibit Description
10.01+	Director Compensation Agreement between Intuit and Dennis D. Powell, dated February 11, 2004

10.02+	Share Repurchase Agreement dated February 23, 2004 between Intuit and Stephen M. Bennett

10.03#	Amendment No. 3, dated as of March 29, 2004, to the Supply Agreement between Intuit Inc. and the John H. Harland Company

31.01	Rule 13a-14(a) Certification (Chief Executive Officer)*

31.02	Rule 13a-14(a) Certification (Chief Financial Officer)*

32.01	Section 1350 Certification (Chief Executive Officer)

32.02	Section 1350 Certification (Chief Financial Officer)

+	Indicates a management contract or compensatory plan or arrangement

#	We have requested confidential treatment for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. We omitted such portions from this filing and filed them separately with the SEC.

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Intuit specifically incorporates it by reference.

Reports on Form 8-K filed during the third quarter of fiscal 2004:

On February 18, 2004, Intuit furnished a report on Form 8-K to report under Item 12 its financial results for the quarter ended January 31, 2004, and to list under Item 7 a press release furnished with the filing. Intuit’s statement of operations and balance sheet for the three and six months ended January 31, 2004 were included with the press release that is an exhibit to the report.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)

Date: June 14, 2004	By:	/s/ ROBERT B. HENSKE

Robert B. (“Brad”) Henske
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.01+	Director Compensation Agreement between Intuit and Dennis D. Powell, dated February 11, 2004

10.02+	Share Repurchase Agreement dated February 23, 2004 between Intuit and Stephen M. Bennett

10.03#	Amendment No. 3, dated as of March 29, 2004, to the Supply Agreement between Intuit Inc. and the John H. Harland Company

31.01	Rule 13a-14(a) Certification (Chief Executive Officer)*

31.02	Rule 13a-14(a) Certification (Chief Financial Officer)*

32.01	Section 1350 Certification (Chief Executive Officer)

32.02	Section 1350 Certification (Chief Financial Officer)

+	Indicates a management contract or compensatory plan or arrangement

#	We have requested confidential treatment for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. We omitted such portions from this filing and filed them separately with the SEC.

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Intuit specifically incorporates it by reference.