Form 10-K
period 2004-07-31
INTUIT INC
filed 2004-09-24
CIK 896878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended July 31, 2004 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-21180

INTUIT INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0034661
(State of incorporation)	(IRS Employer Identification No.)

2700 Coast Avenue, Mountain View, CA 94043

(Address of principal executive offices, including zip code)

(650) 944-6000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.01 par value
Preferred Stock Purchase Rights

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the outstanding common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price of $50.37) was $9.1 billion. There were 189,097,553 shares of voting common stock with a par value of $0.01 outstanding at August 31, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on December 9, 2004 are incorporated by reference in Parts II and III of this report on Form 10-K.

INTUIT INC.
FISCAL 2004 FORM 10-K

Intuit, the Intuit logo, QuickBooks, Quicken, Quicken.com, TurboTax, ProSeries, Lacerte, Track-It! and FundWare, among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Intuit MasterBuilder, MRI and Intuit Eclipse, among others, are pending or common-law trademarks and/or service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners and should be treated as such.

This report contains forward-looking statements that involve risks and uncertainties. Please see the section entitled “Caution Regarding Forward-Looking Statements” in Item 7 of this report for important information to consider when evaluating such statements.

PART I

ITEM 1
BUSINESS

CORPORATE BACKGROUND

General

Intuit Inc. is a leading provider of business and financial management solutions for small businesses, accounting professionals and consumers. Our flagship products and services, including QuickBooks, TurboTax, ProSeries, Lacerte and Quicken, simplify small business management, tax preparation and filing, and personal finance. Founded in 1983 and headquartered in Mountain View, California, we had revenue of $1.9 billion in fiscal 2004. We have approximately 6,700 employees in offices across the United States and internationally in Canada, the United Kingdom and several other locations.

Intuit was incorporated in California in March 1984. In March 1993, we reincorporated in Delaware and completed our initial public offering. Our principal executive offices are located at 2700 Coast Avenue, Mountain View, California, 94043, and our telephone number at that location is (650) 944-6000. We maintain our corporate Web site at http://www.intuit.com. When we refer to “we,” “our” or “Intuit” in this Form 10-K, we mean the current Delaware corporation (Intuit Inc.) and its California predecessor, as well as all of our consolidated subsidiaries.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all other reports, and amendments to these reports, required of public companies with the SEC. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a Web site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Through a link to the SEC Web site, we make available free of charge on the Investor Relations section of our corporate Web site all of the reports we file with the SEC as soon as reasonably practicable after the reports are filed. Copies of Intuit’s fiscal 2004 Form 10-K may also be obtained without charge by contacting Investor Relations, Intuit Inc., P.O. Box 7850, Mountain View, California 94039-7850 or by calling (650) 944-6000.

BUSINESS OVERVIEW

Intuit’s Mission: Transforming Business and Financial Management

Intuit’s mission is to transform the way people run their businesses and manage their financial lives. Our goal is to create solutions so profound and simple that customers wouldn’t dream of going back to their old ways of keeping their books, managing their businesses, preparing their or their clients’ taxes, or organizing their personal finances.

We have three business portfolios: Small Business, Tax and Other. These three portfolios contain a total of five business segments, as discussed below.

Small Business. Our Small Business portfolio consists of two segments, QuickBooks-Related and Intuit-Branded Small Business.
•	QuickBooks-Related includes our QuickBooks accounting and business management software as well as the products and services that people add on to QuickBooks. These include financial supplies, Do-It-Yourself Payroll, technical support and merchant services.
•	Intuit-Branded Small Business products and services are designed primarily for small businesses but do not carry the QuickBooks brand or require the use of QuickBooks. Intuit-Branded Small Business offerings include outsourced payroll, information technology management solutions and solutions designed to meet the specialized needs of businesses in four selected industries.

Tax. Our Tax portfolio consists of two segments, Consumer Tax and Professional Tax.
•	Consumer Tax includes our TurboTax consumer tax return preparation products and services.
•	Professional Tax includes our ProSeries and Lacerte professional tax products and services.

Other. Our Other portfolio contains one business segment, Other Businesses. This segment consists primarily of our Quicken personal finance products and services and our Canadian business.

Company Growth Strategy

Intuit has a tradition of successful customer-driven invention — applying technology to address complex customer problems and develop solutions that make tasks simpler. This tradition has allowed us to build a strong portfolio of businesses that are dedicated to satisfying a variety of customer needs. By applying strategic and operational rigor to this foundation, we believe we can continue to deliver solid revenue and profit growth.

Three key fundamentals support our growth strategy:

•	We carefully choose the businesses we’re in, focusing primarily on small business and tax. We choose to be in businesses with large, underserved market opportunities where we believe we have the strategic and durable advantage to produce long-term profitable growth. We’ve made a number of acquisitions and divestitures in the past several years to adjust our business portfolio so that it remains consistent with this focus.
•	We expand our tradition of customer-driven invention by looking for significant new customer problems and challenging conventional wisdom to create solutions for customers and generate profitable growth for Intuit.
•	We use operational rigor and process excellence methodology, tools and resources to execute more effectively on a daily basis. Our goal is better customer experiences at lower cost.

Customer-Driven Product Strategy

Our focus on customer needs is embodied in our overarching Right for Me product strategy. This strategy is carried out through a number of business-specific initiatives. Using the Right for Me approach, we seek to gain a deep understanding of a broad range of customer needs in our targeted markets. Building on this knowledge, we then develop products and services to meet those specific needs. For example, in December 2001 we launched our small business Right for Me product strategy, taking a customer-driven rather than a “one size fits all” approach to small business product development. As a result, we have expanded our QuickBooks product line to offer industry-specific versions of QuickBooks for small businesses as well as versions of QuickBooks designed for bigger, more complex companies, addressing the market opportunity for businesses with up to 250 employees. Similarly, we are pursuing multi-year, customer-driven strategies in our Consumer Tax, Professional Tax and Other Businesses segments. See “Products and Services” below for more information on these business-specific initiatives.

PRODUCTS AND SERVICES

Intuit offers products and services in five business segments: QuickBooks-Related, Intuit-Branded Small Business, Consumer Tax, Professional Tax and Other Businesses. Our primary products and services are sold mainly in the United States and are described below. For financial information about these businesses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11 to the financial statements.

Classes of similar products or services that accounted for 10% or more of total net revenue in fiscal 2002, 2003 and 2004 were as follows:

	Fiscal	Fiscal	Fiscal
	2002	2003	2004
QuickBooks	15%	15%	15%
Consumer Tax products and services	27%	26%	26%
Professional Tax products and services	17%	15%	13%

QuickBooks-Related

QuickBooks. Our QuickBooks product line brings bookkeeping capabilities and business management tools to small business users in an easy-to-use design that does not require them to be familiar with debit/credit accounting. As part of our Right for Me strategy, we offer a range of products to suit the needs of different types of small businesses. These include QuickBooks Basic, which provides accounting functionality suitable for smaller, less complex businesses; QuickBooks Pro, which supports up to five simultaneous users; QuickBooks Premier, for small businesses needing more advanced accounting functionality; and QuickBooks Enterprise Solutions Business Management Software, designed for businesses with up to 250 employees. Our Premier and Enterprise products also come in a range of industry-specific editions, including Accountant, Manufacturing and Wholesale, Retail, Non-Profit, Contractor, and Professional Services. QuickBooks Online Edition provides Web-based financial management tools that link multiple users and locations.

As part of our Right for Me strategy, we also offer the following business solutions that go beyond accounting software to address a variety of small business needs.

QuickBooks Point of Sale. Our QuickBooks Point of Sale offering helps retailers manage customer transactions. The Basic version is suitable for single stores that want to ring up sales using barcodes and track inventory and customer purchases. The Pro version offers more advanced functionality such as serial number tracking and the ability to process layaways and special orders while the Pro Multi-Store version allows the transfer of information between stores.

Financial Supplies. We offer a range of financial supplies designed for small businesses and individuals. These include paper checks, envelopes, invoices, deposit slips, stationery and business cards. We also offer tax forms, tax return presentation folders and other supplies for professional tax preparers. Our customers can personalize many products to incorporate their logos and use a variety of color, font and design options.

QuickBooks Do-It-Yourself Payroll. Provides payroll tax tables, forms and electronic tax payment and filing on a subscription basis to small businesses that prepare their own payrolls.

QuickBooks Technical Support. We offer several technical support options to our QuickBooks customers. These include a free self-help information section on our QuickBooks.com Web site as well as support plans that are sold separately and priced based on the level of personal assistance and response time the customer requires.

Innovative Merchant Solutions. We offer a full range of merchant services to small businesses nationwide. These include credit and debit card processing services and Web-based transaction processing services for online merchants.

Intuit Developer Network. The Intuit Developer Network is an initiative that encourages third-party software developers to build applications that exchange data with QuickBooks and other Intuit products by giving them access to certain application programming interfaces. At the end of fiscal 2004, there were approximately 30,700 registered IDN developers and 345 third-party applications available for QuickBooks and other Intuit products.

Intuit-Branded Small Business

We offer Intuit-branded business management solutions for small and medium-sized businesses that include outsourced payroll, information technology management solutions and accounting and business management solutions designed to meet the specialized requirements of businesses in four selected industries.

Outsourced Payroll. Our outsourced payroll services consist of QuickBooks Assisted Payroll Service, Complete Payroll and Premier Payroll Service. QuickBooks Assisted Payroll Service provides the back-end aspects of payroll processing, including tax payments and filings, for customers who process their payrolls using QuickBooks. Complete Payroll provides traditional, full service payroll processing, direct deposit, check delivery and tax payment services. We offer Complete Payroll with QuickBooks integration or on a standalone basis. We also continue to provide full service outsourced payroll to our Premier Payroll Service customers.

Intuit Information Technology Solutions. Our Intuit Track-It! products and services offer small and medium-sized businesses robust tools to track and support their information technology assets and resources. Intuit Track-It! provides information technology managers with comprehensive asset management and help desk solutions. Intuit Information Technology Solutions also offers network management solutions and consulting and training services.

Intuit Distribution Management Solutions (IDMS). IDMS offers Intuit Eclipse software and related technical support, consulting and training services for small and medium-sized companies in the wholesale durable goods industry.

Intuit Real Estate Solutions (IRES). IRES offers MRI Residential software for residential property managers, MRI Commercial software for commercial property managers and CRE Manager software for corporate property managers. IRES also offers technical support, consulting and training services for these software products. IRES has subsidiaries in five international locations.

Intuit Construction Business Solutions (ICBS). ICBS offers Intuit MasterBuilder software and related technical support, consulting and training services for small and medium-sized businesses in the construction industry.

Intuit Public Sector Solutions (IPSS). IPSS offers Intuit Fundware software and related technical support, consulting and training services for nonprofit organizations, universities and government agencies. In August 2004, management formally approved a plan to sell IPSS.

Consumer Tax

Our Right for Me strategy in Consumer Tax strives to offer tax return preparation products and services that appeal to customers who are in a variety of life stages. Our current solutions include:

Consumer Tax Return Preparation Offerings. Our TurboTax products and services are designed to enable individuals and small business owners to prepare their own federal and state personal and business income tax returns easily, quickly and accurately. They are designed to be easy to use, yet sophisticated enough for complex tax returns. We offer a range of desktop software products as well as TurboTax for the Web, an interactive tax preparation service that enables individual taxpayers to prepare their federal and state income tax returns entirely online. One of our premium offerings, TurboTax Premier, addresses the unique income tax needs of investors, those planning for retirement and rental property owners. In addition, our innovative Instant Data Entry feature enables taxpayers to import data directly into their tax returns from Form W-2s (wages), Form 1098s (mortgage interest) and Form 1099s (interest, dividends and stock transactions) from approximately 65 participating financial institutions and payroll service companies. This feature saves TurboTax users time and increases accuracy.

Electronic Filing Services. Through our electronic filing center, our desktop and Web-based tax preparation customers can electronically file their federal income tax returns, as well as state returns in all states that support electronic filing. For the 2001, 2002 and 2003 tax years, we provided online tax preparation services on the Yahoo!® Finance Tax Center. For the 2003 tax year our online tax services were offered through the Web sites of approximately 1700 financial institutions, electronic retailers and other merchants.

Intuit Tax Freedom Project. Under the Intuit Tax Freedom Project, a philanthropic public service initiative of the Intuit Financial Freedom Foundation, we provide online federal income tax return preparation and electronic filing services at no charge to disadvantaged and underserved federal taxpayers. We are a member of the Free File Alliance, a consortium of private sector companies that signed a three-year agreement with the federal government in October 2002 under which a number of private sector companies, rather than the federal government, are providing Web-based federal tax preparation and filing services at no cost through voluntary public service initiatives. Unless the government or the consortium elect to terminate the agreement, it will renew every two years in perpetuity after the October 2005 expiration of the initial term. We donated approximately 724,000 federal units under this program in fiscal 2004.

Professional Tax

Our Professional Tax segment provides a variety of software and services for accountants in public practice who serve multiple clients. We design, create, sell and support offerings that help professional accountants provide accounting, tax planning and tax compliance services to their individual and business clients and that help them manage their own practices more effectively. Our current tax software products include ProSeries and Lacerte. For the 2004 tax year, we will offer two new products: ProSeries Basic Edition, designed for the needs of smaller tax practices, and ProSeries Express Edition, designed for tax practices that focus on helping taxpayers obtain their tax refunds quickly. Customers can elect to license professional tax products for a flat fee for unlimited annual use, or use them on a “pay-per-return” basis. ProSeries, ProSeries Basic, ProSeries Express and Lacerte customers can file their clients’ tax returns using Intuit’s electronic filing services. In addition, Intuit® EasyACCT® Professional Accounting Series (which allows accountants to create financial statements and prepare tax forms such as W-2s and 940s for their clients), Lacerte Tax Planner and ProSeries Fixed Asset Manager help accountants provide a fuller spectrum of services to their clients.

Other Businesses

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

Quicken.com and Other Online Services. Our Quicken.com personal finance Web site allows visitors to learn more about and acquire our offerings. The site also gives visitors access to Web-based financial tools, resources and objective information from Intuit and third-party providers about a variety of personal finance topics, including mortgages, insurance, taxes, banking and retirement, and allows Quicken personal finance software users to monitor their investments online. We offer other online services that we sell separately for a fee, including Quicken-branded bill payment via the Web or the Quicken desktop product. In addition, Quicken offers access to online banking services provided by various financial institutions and Intuit markets a Quicken-branded affinity credit card. Any visitor to Quicken.com can also link directly to third-party providers of other services, such as insurance and mortgages. We receive revenue from financial institutions and other companies that sell their products and services via Quicken.com or the Quicken desktop product.

Canada and the United Kingdom. In Canada, we offer versions of QuickBooks that we have “localized,” that is, customized to meet the unique needs of customers in that specific international location. These include QuickBooks software offerings, payroll offerings and service plans. We also offer QuickTax™ and TaxWiz consumer tax return preparation software; ProFile™ Financial Application Suite professional tax preparation products and ProFile Advisor memberships for accountants; and localized versions of Quicken in Canada. In the United Kingdom, we offer localized versions of QuickBooks (including products and services sold in partnership with banks) and Quicken, as well as TaxCalc consumer tax return preparation software.

Other Locations. We license localized versions of QuickBooks and Quicken products in selected European markets through local distributors and agents. We also license localized versions of QuickBooks and Quicken products in Australia, New Zealand and Singapore through a development, marketing and distribution arrangement with

Australia-based Reckon Limited. In addition, we have a branding agreement for QuickBooks in China and a distribution arrangement for QuickBooks and Quicken in South Africa.

PRODUCT DEVELOPMENT

Since the personal computer and software industries are characterized by rapid technological change, shifting customer needs and frequent new product introductions and enhancements, a continuous high level of investment is required for the enhancement of existing products and the development of new products. We develop the majority of our products internally. We may also supplement our internal development efforts by acquiring strategically important products and technology from third parties, or establishing other relationships that enable us to expand our offerings more rapidly.

Our core desktop software products (QuickBooks, TurboTax, ProSeries, Lacerte and Quicken) tend to have fairly predictable, structured development cycles of about a year, with annual product releases. These businesses also develop new products whose development cycles are less predictable. Developing consumer and professional tax software presents unique challenges because of the demanding development cycle required to accurately incorporate tax law and tax form changes within a rigid timetable. The development timing for our outsourced payroll offerings is determined by business needs and regulatory requirements and the length of the development cycle depends on the scope and complexity of each particular project. The product development cycles for the other businesses in our Intuit-Branded Small Business segment also vary, and can be longer than one year for major product releases.

Over the next few years, we expect that we will be developing more versions of more complex products than ever before. In addition, we anticipate that these products will offer increased ease of use, be customized for specific customer categories and feature improved integration with other Intuit products and services and with our internal information systems. Our research and development efforts will be focused on developing new products and services to address customer needs in our more broadly defined markets as well as adding complementary products and services to drive additional, recurring revenue from our core products. Our research and development expenses were $198.5 million in fiscal 2002, $255.8 million in fiscal 2003 and $281.1 million in fiscal 2004 and represented 15% of total net revenue in each of those periods.

SEASONALITY

Our QuickBooks, Consumer Tax and Professional Tax businesses are highly seasonal. Some of our other offerings are seasonal, but to a lesser extent. Revenue from upgrades for many of our small business software products tend to be concentrated around calendar year end. Sales of income tax preparation products and services are heavily concentrated in the period from November through April. These seasonal patterns mean that our total net revenue is usually highest during our second quarter ending January 31 and third quarter ending April 30. We typically report losses in our first quarter ending October 31 and fourth quarter ending July 31, when revenue from our tax businesses is minimal while operating expenses to develop new products and services continue at relatively consistent levels.

MARKETING, SALES AND DISTRIBUTION

Markets

Our primary target markets are small businesses with up to 20 employees, professional accountants and individuals. In addition, we have acquired several companies that offer business management solutions to small and medium-sized businesses. These include Innovative Merchant Solutions, Intuit Information Technology Solutions, Intuit Distribution Management Solutions, Intuit Real Estate Solutions, Intuit Construction Business Solutions and Intuit Public Sector Solutions.

Many of the markets in which we compete are characterized by rapidly shifting customer demands, continuous technological change and frequent new product introductions by competitors. Market and industry changes can quickly render existing products and services obsolete, so our success depends on our ability to respond rapidly to these changes with new business models, updated competitive strategies, new or enhanced products and services, alternative distribution methods and other changes to the way we do business.

Marketing Programs

We use a variety of marketing programs to generate software orders, stimulate demand and generally maintain and increase customer awareness of our products. These programs include mail, email and telephone solicitations, direct-response newspaper and magazine advertising, and television and radio advertising. We also use workflow-integrated in-product messaging in several of our software products to market other related products and services, including third-party products and services. Customers who respond to direct marketing campaigns and in-product messaging purchase products and services from us by telephone or through our Web sites.

Distribution Channels

Direct Sales Channel. We sell many of our products and services directly to our customers through our Web sites, call centers and direct sales force. Over the past three years, we have introduced more sophisticated, higher-priced software products and business management solutions. These include broader outsourced payroll offerings and business solutions for information technology managers and businesses in selected industries. As a result, we have been enhancing our direct sales capabilities to support revenue growth in these areas.

Retail Distribution Channel. We market our QuickBooks, TurboTax and Quicken desktop software at retail in North America primarily through office supply superstores, warehouse clubs, consumer electronics retailers, food and drug retailers, catalogers and general mass merchandisers. In international markets, we also rely on distributors, value-added resellers and other third parties, who sell products into the retail channel.

We continue to benefit from strong relationships with a number of major North American retailers, which allows us to minimize our dependence on any specific retailer. We deliver products to larger retailers through a combination of direct to store deliveries and shipments to central warehouse locations. We also ship products for many of our smaller retail customers through distributors. See “Manufacturing and Distribution.” We continue to aggressively manage our inventory to optimize in-stock presence and ensure good product placement within retail stores. In response to current retail trends, we are also placing a greater proportion of inventory with retailers on a consignment basis.

As we continue to execute on the Right for Me strategies in each of our businesses, we are offering software products that are more complex and have higher prices than our traditional retail software products. Our recent tailoring of some of these software products to specific customer needs, including industry-specific versions of QuickBooks, is also resulting in a greater number of Intuit products. We produce and place in-store displays and other retail merchandising aids that educate customers about product functionality and benefits.

OEM Channel. We have relationships with a number of personal computer “original equipment manufacturers,” or OEMs, including Apple Computer Inc., Dell Inc. and Hewlett-Packard. Although aggregate revenue from our OEM channel is much less significant than revenue from our other distribution channels, OEM relationships help us to generate sales of our core desktop software products in two ways. First, certain OEMs “pre-bundle” new-user versions of certain desktop software products on the computer systems that the OEMs sell to their customers. These pre-bundled OEM sales are a good source of new customers and future revenues. The second source of revenue from the OEM channel is “after-market” programs, in which customers who are purchasing computers can select and purchase software products at the same time.

Third-Party “Value-Added” Distribution Arrangements. We supplement our direct sales capabilities and our retail and OEM distribution relationships with selected third-party distribution arrangements. We believe these relationships will enhance the growth opportunities for our higher-end product and service offerings by allowing us to benefit from the value-added marketing and sales expertise of these third parties. We currently have arrangements with third parties who have specialized expertise in marketing, selling and providing post-sale implementation services for Innovative Merchant Solutions and some of our Intuit-Branded Small Business solutions. During fiscal 2005 and beyond, we expect to continue to optimize and support our network of third-party relationships.

COMPETITION

Overview

We face intense competition in all of our businesses, both domestically and internationally. Competitive interest and expertise in many of the markets we serve, particularly small business and consumer tax, has grown markedly over the past few years and we expect this trend to continue. Some of our existing competitors have significantly greater financial, technical and marketing resources than we do. As we implement our customer-driven strategies, we face increased competitive threats from larger companies in more diverse markets than we have historically faced. In addition, the competitive landscape can shift rapidly as new companies enter markets in which we compete.

Consumer Tax. We also face potential competitive challenges in our Consumer Tax business from publicly funded government entities that offer electronic tax preparation and filing services at no cost to individual taxpayers. We are a member of the Free File Alliance, a consortium of private sector companies that signed a three-year agreement with the federal government in October 2002. Under this agreement, a number of private sector companies, rather than the federal government, are providing Web-based federal tax preparation and filing services at no cost to disadvantaged and underserved federal taxpayers through voluntary public service initiatives such as our Intuit Tax Freedom Project. Unless the government or the consortium elect to terminate the agreement, it will renew every two years in perpetuity after the October 2005 expiration of the initial three-year term. A number of states have adopted similar public-private agreements modeled after the Free File Alliance. However, many other states have taken the opposite approach and offer some form of directly sponsored tax preparation and filing services free to qualified taxpayers. We continue to actively work with others in the private and public sectors to advance the goals of the Free File Alliance policy initiative and to support successful public-private partnership. However, future administrative, regulatory or legislative activity in this area could adversely affect our Consumer Tax business.

QuickBooks, TurboTax, ProSeries, Lacerte and Quicken desktop software. We believe the most important competitive factors for our desktop software products are product features, ease of use, size of the installed customer base, brand name recognition, price, and product and support quality. Access to distribution channels is also important for our QuickBooks, TurboTax and Quicken products. We believe we compete effectively on these factors as QuickBooks, TurboTax and Quicken products are the leading products in the retail sales channel for their respective categories.

Products and services other than desktop software. We believe the most important competitive factors for products and services other than desktop software are features and ease of use, brand name recognition, speed in getting new products and services to market, the ability to distribute them effectively and quality of implementation and support. We believe we compete effectively on these factors. For our service offerings such as outsourced payroll, service reliability and scalability of operations are also important factors. Due to the size of our principal competitors in these service businesses, we will need to scale our businesses to compete effectively over the long term. Significant competitive factors for our financial supplies business include ordering convenience, product quality, speed of delivery and price. We believe that our convenient access to our large QuickBooks and Quicken customer bases is a significant competitive advantage for our financial supplies business.

Competitors

The following table shows the significant competitors for each of our major products and services.

Intuit		Significant Competitors
Segment	Product or Service	Name	Product or Service
QuickBooks-Related	QuickBooks	The Sage Group PLC Microsoft	Best/Peachtree Software Microsoft Business Solutions offerings
		MYOB Limited	MYOB product line
	Financial supplies	Deluxe Business Systems Financial institutions	Business forms and checks Printed checks, online bill payment services
		Kinko’s, Office Depot, Staples Direct mail check printers Internet-based printing companies	Business forms Printed checks Business forms and checks
	Do-It-Yourself Payroll	Various companies, including The Sage Group PLC	Tax table subscription and electronic filing services
Intuit-Branded Small Business	Assisted Payroll	Various companies	Payroll solutions integrated with QuickBooks
	Complete Payroll	ADP, Paychex Ceridian Regional and local payroll services	Full-service payroll solutions Full-service payroll solutions Full-service payroll solutions
	Intuit Information Technology Solutions	Altiris, FrontRange, Layton, BMC	Asset management, help desk and network management solutions
Consumer Tax	TurboTax	H&R Block Professional tax preparers Publicly funded government entities	TaxCut
Professional Tax	ProSeries and Lacerte	CCH Incorporated Kleinrock Publishing Thomson Corporation	ProSystem fx product line ATX product line Creative Solutions, GoSystem
Other Businesses	Quicken	Microsoft Corporation Banks and financial institutions	Microsoft Money

CUSTOMER SERVICE AND TECHNICAL SUPPORT

We provide customer service and technical support by telephone, online chat, fax, e-mail and our customer service and technical support Web sites. We have full-time and outsourced customer service and technical support staffs, which we supplement with seasonal employees and additional outsourcing during periods of peak call volumes, such as during the tax return filing season or following a major product launch. We outsource to several firms domestically and internationally. Most of our internationally outsourced customer service and technical support personnel are located in India.

We offer free self-help information through our technical support Web sites for our main product lines. For example, customers can use our Web sites to find answers to commonly asked questions and check on the status of product orders. Under support plans, customers can also use our Web sites to receive product updates electronically. Support alternatives and fees vary by product.

MANUFACTURING AND DISTRIBUTION

Desktop Software and Supplies

The major steps involved in manufacturing desktop software are manufacturing CDs, printing boxes and related materials, and assembling and shipping the final products. We have a manufacturing agreement with Modus Link under which Modus provides substantially all outsourced manufacturing related to our retail launches of QuickBooks, TurboTax and Quicken, as well as for day-to-day retail order fulfillment after product launches. Although Modus has operations in multiple locations that can provide redundancy if necessary, we have centralized the manufacturing for our retail products in one of their facilities which is co-located with our primary retail fulfillment vendor, Ingram Micro Logistics. We also outsource the product manufacturing and distribution for all of our direct sales orders to Arvato Services, Inc., a subsidiary of Bertelsmann. We use John H. Harland Company exclusively to fulfill orders for all of our printed checks and most other products for our financial supplies business.

Our retail product launches are operationally complex. Our model for product delivery for retail launches and replenishment is a hybrid of direct to store deliveries and shipments to central warehouse locations. This allows improved inventory management by our retailers. We also ship products for many of our smaller retail customers through distributors. We have an agreement with Ingram Micro Logistics under which Ingram handles all logistics, fulfillment and similar functions for our retail sales.

We have multiple sources for all of our raw materials and availability has historically not been a significant problem for us. Prior to major product releases for our core desktop software products we tend to have significant levels of backlog, but at other times backlog is minimal and we typically ship products within a few days of receiving an order. Because of this fluctuation in backlog, we believe that backlog is not a reliable predictor of our future core desktop software sales.

Internet-based Products and Services

Intuit’s data centers house most of the systems, networks and databases required to operate and deliver our Internet-based products and services. These include QuickBooks Online Edition, QuickBooks Assisted Payroll Service, TurboTax for the Web, consumer and professional electronic tax filing services and Quicken.com. Through our data centers, we connect customers to products and services and we store the vast amount of data that represents the content on our Web sites. Our data centers consist of approximately 3,500 servers and 1,100 databases located in several sites across the United States. In an effort to reduce unavailability, or “down time,” for our Internet-based products and services, we generally follow industry-standard practices for creating a fault-tolerant environment, but we do not have complete redundancy. We have back-up processing capabilities that are designed to protect us against site-related disasters for most of our mission-critical applications. Despite our efforts to maintain continuous and reliable server operations, we occasionally experience unplanned outages or technical difficulties.

PRIVACY AND SECURITY OF CUSTOMER INFORMATION

Customers are concerned about the privacy and security of the personal information they provide to companies. This concern applies to information they provide in connection with Internet-based products and services, as well as information they provide through more traditional methods, such as product registration cards. In addition to customer concerns, we are subject to various federal and state laws and regulations relating to privacy and security. We are also subject to laws and regulations that apply to telemarketing and email activities. Additional laws in both areas are likely to be passed in the future, which could result in significant limitations on the ways in which we can communicate with our customers and significantly increase our compliance costs.

We comply with Federal guidelines and practices to help ensure that customers are aware of, and can control, how we use information about them. All publicly-accessible, Intuit-owned and operated consumer Web sites at which customer data is collected (including QuickBooks.com, TurboTax.com and Quicken.com) have been certified by TRUSTe, an independent, non-profit privacy organization that operates a Web site certification program to alleviate users’ concerns about online privacy. We use privacy statements to provide notice to customers of our privacy practices, as well as provide them the opportunity to furnish instructions with respect to use of their data.

To address security concerns, we use industry-standard security safeguards to help protect the information customers give to us from loss, misuse and unauthorized alteration. Whenever customers transmit sensitive information, such as a credit card number or tax return data, to us through one of our Web sites, we provide them access to our servers that allow encryption of the information as it is transmitted to us. We work to protect personally identifiable information stored on the Web site’s servers from unauthorized access using commercially available computer security products, such as firewalls, as well as internally developed security procedures and practices.

GOVERNMENT REGULATION

We offer certain products and services, such as outsourced payroll, which are subject to special regulatory requirements. As we expand our small business products and services, we may become subject to additional government regulation, particularly in the areas of retirement planning and other employer services. We continually analyze new business opportunities, and new businesses that we pursue may require additional costs for regulatory compliance.

INTELLECTUAL PROPERTY

We generally rely on a combination of copyrights, trademarks, trade secret laws and patents as well as employee and third-party nondisclosure and license agreements to protect our software products, services and other proprietary technology. We do not own all of the software and other technologies used in our products and services, but we have the licenses from third parties that we believe are necessary and appropriate for using that technology in our current offerings.

We consider our principal trademarks (including Intuit, QuickBooks, TurboTax and Quicken) to be important assets and have registered these and other trademarks and service marks in the United States and, depending on the relevance of each brand to other markets, in many foreign countries. The initial duration of trademark registrations varies from country to country and is 10 years in the United States. Most registrations can be renewed perpetually at 10-year intervals.

EMPLOYEES

As of August 31, 2004, we had approximately 6,700 employees located in the United States and internationally in Canada, the United Kingdom and several other locations. We believe our future success and growth will depend on our ability to attract and retain qualified employees in all areas of our business. We do not currently have any collective bargaining agreements with our employees, and we believe employee relations are generally good. Although we have employment-related agreements with a number of key employees, these agreements do not guarantee continued service. We believe we offer competitive compensation and a good working environment. We were selected as one of Fortune magazine’s “100 Best Companies to Work For” in April 2002, 2003 and 2004. However, we face intense competition for qualified employees, and we expect to face continuing challenges in recruiting and retention.

ITEM 2
PROPERTIES

Our principal locations, their purposes and the expiration dates for the leases on facilities at those locations are shown in the table below. We have renewal options on many of our leases.

		Approximate	Lease
		Square	Expiration
Location	Purpose	Feet	Dates
Mountain View, California	Principal offices and corporate headquarters	470,000	2004 - 2015
San Diego, California	Headquarters for Consumer Tax business, general office space and data center	330,000	2004 - 2007
Tucson, Arizona	Primary customer call center	185,000	2005 - 2009
Plano, Texas	Headquarters for Professional Tax business and data center	165,000	2011
Reno, Nevada	Headquarters for outsourced payroll business	140,000	2004 - 2009

In addition, our financial supplies business owns their principal facilities in Fredericksburg, Virginia. Our Innovative Merchant Solutions business leases their principal facilities in Calabasas, California and our Intuit Information Technology Solutions business leases their principal facilities in Tampa, Florida. Our four industry solutions businesses lease their principal facilities in Santa Rosa, California; Denver, Colorado; Boulder, Colorado; Shelton, Connecticut; West Yarmouth, Massachusetts; and Beachwood, Ohio. They also lease sales and service offices across the United States and in selected international locations. Finally, we lease or own facilities in a number of other domestic locations and internationally in Canada, the United Kingdom and several other locations.

We believe our facilities are adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed. See Note 13 to the financial statements for more information about our lease commitments.

ITEM 3
LEGAL PROCEEDINGS

1) Muriel Siebert & Co., Inc. v. Intuit Inc., Index No. 03-602942, Supreme Court of the State of New York, County of New York.

On September 17, 2003, Muriel Siebert & Co., Inc. filed a complaint against Intuit alleging various claims for breach of contract, breach of express and implied covenants of good faith and fair dealing, breach of fiduciary duty, misrepresentation and/or fraud, and promissory estoppel. The allegations relate to Quicken Brokerage powered by Siebert, a strategic alliance between the two companies. The complaint seeks compensatory, punitive, and other damages. On September 22, 2003, Intuit filed an arbitration demand against Siebert & Co., Inc. in San Jose, California seeking arbitration of all claims asserted by both parties. The Appellate Division of the Supreme Court of the State of New York has stayed the matter while it determines whether it will proceed in New York state court or in arbitration. Intuit believes this lawsuit is without merit and intends to defend the litigation vigorously.

2) Intuit/Quicken Sunsetting Litigation, Master File No. 1-04-CV-016394, Superior Court of California, County of Santa Clara (Anthony Flannery v. Intuit Inc., et al, Civil No. 1-04-CV-016394 and Daniel J. Mason v. Intuit Inc. et al, Civil No. 1-04-CV-018345).

On or about March 19, 2004, plaintiff Anthony Flannery, on his behalf and on behalf of a class of persons allegedly similarly situated, filed a complaint against Intuit in Santa Clara Superior Court, alleging that Intuit’s retirement of certain services and live technical support associated with its Quicken 1998, Quicken 1999 and Quicken 2000 products constituted a breach of express and implied warranties and violated sections 17200 and 17500 of the California Business and Professions Code, as well as the Consumer Legal Remedies Act (“CLRA”). The complaint seeks certification as a class action, as well as unspecified compensatory and punitive damages, disgorgement of profits, restitution, injunctive relief and attorneys’ fees from Intuit.

On or about April 21, 2004, plaintiff Daniel Mason, on his behalf and on behalf of a class of persons allegedly similarly situated, filed a complaint against Intuit in Santa Clara Superior Court making allegations virtually identical to those of Anthony Flannery. On July 14, 2004, the Court consolidated the two cases pursuant to stipulation of the parties.

On July 29, 2004, plaintiffs filed a consolidated First Amended Complaint. Intuit’s response to that Complaint is due on October 8, 2004. The parties have only recently initiated discovery. No trial date is set. Intuit believes this lawsuit is without merit and intends to defend the litigation vigorously.

3) Cynthia Belotti v. Intuit Inc., et al, Civil No. 1-04-CV-020277, Superior Court of California, County of Santa Clara.

On or about May 24, 2004, plaintiff Cynthia Belotti, on her behalf and on behalf of a class of persons allegedly similarly situated, filed a complaint against the Company in Santa Clara Superior Court, alleging that Intuit’s retirement of certain add-on business services and live technical support associated with its QuickBooks 2001and QuickBooks 2002 products constituted a breach of express and implied warranties and violated sections 17200 and 17500 of the California Business and Professions Code. The complaint sought certification as a class action, as well as damages, disgorgement of profits, restitution, injunctive relief and attorney’s fees from Intuit.

On or about July 13, 2004, plaintiff filed a First Amended Complaint that added Ental Precision Machining, Inc., as plaintiff; plaintiffs’ counsel has also dismissed without prejudice all claims on behalf of Cynthia Belotti. Intuit’s response to that Complaint is due on October 8, 2004. The parties have only recently initiated discovery. No trial date is set. Intuit believes this lawsuit is without merit and intends to defend the litigation vigorously.

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

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 4A
EXECUTIVE OFFICERS OF THE REGISTRANT

The following table shows Intuit’s executive officers as of September 15, 2004 and their areas of responsibility. Their biographies follow the table.

Name	Age	Position

Stephen M. Bennett	50	President, Chief Executive Officer and Director
William V. Campbell	64	Chairman of the Board of Directors
Scott D. Cook	52	Chairman of the Executive Committee of the Board of Directors
Lorrie M. Norrington	44	Executive Vice President, Office of the Chief Executive Officer
Robert B. Henske	43	Senior Vice President and Chief Financial Officer
Richard William Ihrie	54	Senior Vice President and Chief Technology Officer
Brad D. Smith	40	Senior Vice President, Consumer Tax Group
Raymond G. Stern	43	Senior Vice President, Strategy and Chief Marketing Officer
Caroline F. Donahue	43	Vice President, Sales
Laura A. Fennell	43	Vice President, General Counsel and Corporate Secretary
Karl K. Grass	48	Vice President and General Manager, Professional Tax
		Products Group
Dorothy D. Hayes	53	Vice President, Corporate Controller
Daniel J. Levin	40	Vice President, Product Management

Mr. Bennett has been President and Chief Executive Officer and a member of the Board of Directors since January 2000. Prior to joining Intuit, Mr. Bennett spent 23 years with General Electric Corporation. From December 1999 to January 2000, Mr. Bennett was an Executive Vice President and a member of the board of directors of GE Capital, the financial services subsidiary of General Electric Corporation. From July 1999 to November 1999, he was President and Chief Executive Officer of GE Capital e-Business, and he was President and Chief Executive Officer of GE Capital Vendor Financial Services from April 1996 through June 1999. Mr. Bennett also serves on the board of directors of Sun Microsystems, Inc. He holds a Bachelor of Arts degree in Finance and Real Estate from the University of Wisconsin.

Mr. Campbell has been an Intuit director since May 1994. He has served as Chairman of the Board since August 1998 and was Acting Chief Executive Officer from September 1999 until January 2000. He also served as Intuit’s President and Chief Executive Officer from April 1994 through July 1998. Mr. Campbell also serves on the board of directors of Apple Computer, Inc. and Opsware, Inc. (a provider of Internet infrastructure services). Mr. Campbell holds a Bachelor of Arts degree in Economics and a Masters of Science degree from Columbia University, where he has been appointed to the Board of Trustees.

Mr. Cook, a founder of Intuit, has been an Intuit director since March 1984 and is currently Chairman of the Executive Committee of the Board. He served as Intuit’s Chairman of the Board from February 1993 through July 1998. From April 1984 to April 1994, he served as Intuit’s President and Chief Executive Officer. Mr. Cook also serves on the board of directors of eBay Inc. and The Procter & Gamble Company. Mr. Cook holds a Bachelor of Arts degree in Economics and Mathematics from the University of Southern California and a Masters degree in Business Administration from Harvard Business School, where he serves on the board of visitors of the Harvard Business School Foundation.

Ms. Norrington has been Executive Vice President, Office of the Chief Executive Officer, since June 2003. She served as Executive Vice President, Small Business and Personal Finance from January 2002 until June 2003. Ms. Norrington joined Intuit in August 2001 after leaving General Electric, where she held a variety of leadership positions over a 20-year career, most recently as president and CEO of GE FANUC, a global manufacturing automation solutions business. Ms. Norrington holds a Bachelor of Science degree in Business Administration from the University of Maryland and a Masters degree in Business Administration from Harvard Business School.

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

Mr. Smith has been Senior Vice President, Consumer Tax Group since March 2004. He joined Intuit in February 2003. Prior to this role, Mr. Smith was Vice President and General Manager of Intuit’s accountant central and developer network. Mr. Smith came to Intuit from ADP, where he was the Senior Vice President of Marketing and Business Development. In addition to his role at ADP, Mr. Smith has held various sales, marketing and general management positions with Pepsi, 7-Up and ADVO, Inc. Mr. Smith earned his Bachelor of Business Administration from Marshall University, and a Masters of Management from Aquinas College.

Mr. Stern has been Senior Vice President, Strategy since December 2000. In addition, he has served as Intuit’s Chief Marketing Officer since January 2004. Prior to that, he was Senior Vice President, Corporate Strategy and Marketing from March 2000 to December 2000 and he was Senior Vice President, Strategy, Corporate Development and Administration from March 1999 until March 2000. He joined Intuit in January 1998 as Senior Vice President of Strategy, Finance and Administration. Prior to joining Intuit, Mr. Stern spent over ten years with The Boston Consulting Group (a business consulting firm), where he was the partner responsible for the firm’s West Coast high technology practice from May 1994 to December 1997. Mr. Stern holds a Bachelor of Science degree in Mechanical Engineering from Stanford University and a Masters in Business Administration from Harvard Business School.

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

Ms. Fennell joined Intuit as Vice President, General Counsel and Corporate Secretary in April 2004. Prior to joining Intuit, Ms. Fennell spent nearly eleven years at Sun Microsystems, Inc., most recently as Vice President of Corporate Legal Resources, as well as Acting General Counsel. Prior to joining Sun, she was an associate attorney at Wilson Sonsini, Goodrich & Rosati PC. Ms. Fennell has a Bachelor of Science degree in Business Administration from California State University, Chico and a Juris Doctor from the University of Santa Clara.

Mr. Grass joined Intuit in March 2003 as Vice President and General Manager, Professional Tax Products Group and brings to the company over 20 years of experience in the tax software industry. He held executive roles at CCH Incorporated and at Andersen Tax Technology Enterprises, where he was responsible for the growth and success of the business. Mr. Grass earned his Bachelor’s Degree in Accounting from Duke University and is a licensed CPA in the state of Florida.

Ms. Hayes joined Intuit in April 2003 as Vice President, Corporate Controller. Prior to joining Intuit, she served as Vice President and Controller at Agilent Technologies, Inc., a technology company serving the communications, electronics, life sciences and chemical analysis industries, from August 1999 to April 2003. From May 1989 until Agilent Technologies separated from Hewlett-Packard Company in 1999, Ms. Hayes served Hewlett-Packard in several finance positions, including as Transition General Manager from March 1999 to July 1999, and as Director of Internal Audit from July 1997 to June 1999. Ms. Hayes holds Bachelor of Arts in Education and Master of Science in Business Administration with Accounting Concentration degrees from the University of Massachusetts at Amherst, and a Master of Science in Finance degree from Bentley College.

Mr. Levin has been Vice President, Product Management since August 2004. From June 2003 to August 2004, he served as Senior Vice President, QuickBooks Group. Mr. Levin joined Intuit in January 2001 as Vice President of QuickBooks Financial Solutions. Prior to joining Intuit, he served as Senior Vice President of Corporate Development and Chief Technology Officer of ReplayTV, Inc., a provider of personal television technology and systems, from December 1999 to December 2000, and as Vice President of Engineering from December 1998 to December 1999. Mr. Levin earned his Bachelor of Arts degree, with an independent concentration in computer graphics, from Princeton University.

PART II

ITEM 5
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Intuit’s common stock is quoted on the Nasdaq Stock Market under the symbol “INTU.” The following table shows the range of high and low sale prices reported on the Nasdaq Stock Market for the periods indicated. The closing price of Intuit’s common stock on August 31, 2004 was $42.29.

	High	Low
Fiscal year ended July 31, 2003
First quarter	$53.48	$38.86
Second quarter	55.04	43.29
Third quarter	51.50	33.30
Fourth quarter	49.18	38.10
Fiscal year ended July 31, 2004
First quarter	$51.24	$41.67
Second quarter	53.89	45.68
Third quarter	50.44	40.89
Fourth quarter	43.88	35.84

Stockholders

As of September 1, 2004, we had about 1,100 record holders and approximately 108,000 beneficial holders of our common stock.

Dividends

Intuit has never paid any cash dividends on its common stock. From time to time we consider the advisability of paying a cash dividend. We currently anticipate that we will retain all future earnings for use in our business and for repurchases of stock under our stock repurchase programs. We do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Stock repurchase activity during the fourth quarter of fiscal 2004 was as follows:

			Total Number	Approximate
			of Shares	Dollar Value of
	Total Number	Average	Purchased as	Shares That May
	of Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plans

May 1, 2004 through May 31, 2004	650,000	$38.36	650,000	$573,857,312

June 1, 2004 through June 30, 2004	1,833,556	$40.22	1,833,556	$500,000,000

July 1, 2004 through July 31, 2004	—	n/a	—	$500,000,000

Total	2,483,556	$39.73	2,483,556

Notes:
1.	All shares purchased as part of publicly announced plans in the fourth quarter of fiscal 2004 were purchased under Repurchase Plan III, which was announced on August 19, 2003. Repurchase Plan III was concluded in June 2004 when the authorized purchase amount under the program of $500.0 million was reached. For additional information about Intuit’s historical stock repurchase activities, see Note 15 and Note 19 to the financial statements.
2.	As of the date of this Report, Intuit has one active common stock repurchase plan, Repurchase Plan IV. This plan was announced on May 19, 2004 and expires on May 17, 2007. At July 31, 2004, all $500.0 million of the funds approved for repurchases under this plan were available. During August 2004 we used $50.4 million of these funds to purchase 1.2 million shares of Intuit common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference from our Proxy Statement to be filed for our December 2004 Annual Meeting of Stockholders.

ITEM 6
SELECTED FINANCIAL DATA

The following tables show Intuit’s selected consolidated financial information for the past five fiscal years. The comparability of the information is affected by a variety of factors, including acquisitions and divestitures of businesses, gains and losses related to marketable securities and other investments, acquisition-related charges and repurchases under our stock repurchase programs. We adopted Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets,” on August 1, 2002 and stopped amortizing goodwill on that date. Fiscal years prior to fiscal 2003 reflect significant goodwill amortization charges.

In fiscal 2002 we sold our Quicken Loans mortgage business and in fiscal 2003 we sold our wholly owned Japanese subsidiary, Intuit KK. We accounted for the sales of these businesses as discontinued operations and, accordingly, we have reclassified the selected financial data for all periods prior to the sales to reflect Quicken Loans and Intuit KK as discontinued operations. To better understand the information in the tables, investors should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, and the Consolidated Financial Statements and related Notes in Item 8.

FIVE-YEAR SUMMARY

Consolidated Statement of Operations Data	Fiscal Year
(In thousands, except per share amounts)	2000	2001	2002	2003	2004
Total net revenue	$981,718	$1,096,062	$1,312,228	$1,650,743	$1,867,663
Total costs and expenses	969,304	1,177,420	1,261,728	1,307,511	1,447,336
Income (loss) from continuing operations	12,414	(81,358)	50,500	343,232	420,327
Net income (loss) from continuing operations before cumulative effect of accounting change	325,691	(124,656)	53,615	263,202	317,030
Net income (loss) from discontinued operations	(20,030)	27,549	86,545	79,832	—
Cumulative effect of accounting change, net of income taxes (a)	—	14,314	—	—	—
Net income (loss)	305,661	(82,793)	140,160	343,034	317,030
Net income (loss) per common share:
Basic net income (loss) per share from continuing operations before cumulative effect of accounting change	$1.62	$(0.60)	$0.25	$1.28	$1.62
Basic net income (loss) per share from discontinued operations	(0.10)	0.13	0.41	0.39	—
Cumulative effect of accounting change	—	0.07	—	—	—

Basic net income (loss) per share	$1.52	$(0.40)	$0.66	$1.67	$1.62

Diluted net income (loss) per share from continuing operations before cumulative effect of accounting change	$1.54	$(0.60)	$0.24	$1.25	$1.58
Diluted net income (loss) per share from discontinued operations	(0.09)	0.13	0.40	0.38	—
Cumulative effect of accounting change	—	0.07	—	—	—

Diluted net income (loss) per share	$1.45	$(0.40)	$0.64	$1.63	$1.58

(a)	We adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” in fiscal 2001 and recognized the cumulative effect of the change in how we accounted for options to purchase shares of S1 Corporation as of August 1, 2000. If we had adopted SFAS 133 at the beginning of fiscal 2000, pro forma net income would have been $299.1 million and pro forma diluted net income would have been $1.42 per share. In accordance with SFAS 133, we included unrealized gains and losses on the S1 options in our fiscal 2001 and 2002 reported results until we sold them in the first quarter of fiscal 2002.

Consolidated Balance Sheet Data	July 31,
(In thousands)	2000	2001	2002	2003	2004
Cash, cash equivalents and short-term
investments	$1,399,351	$1,186,215	$1,224,290	$1,206,801	$1,019,220
Working capital	1,321,957	1,359,960	1,274,898	872,705	659,176
Total assets	2,726,295	2,803,479	2,928,005	2,790,267	2,696,178
Long-term obligations	538	12,150	32,592	29,265	16,394
Total stockholders’ equity	2,071,289	2,161,326	2,215,639	1,964,837	1,822,419

ITEM 7
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

We begin our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a discussion of the Critical Accounting Policies that we believe are important to understanding the assumptions and judgments underlying our financial statements. This is followed by a discussion of our Results of Operations that begins with an Overview followed by a more detailed discussion of our revenue and expenses. We then provide an analysis of our Liquidity and Capital Resources with a discussion of key aspects of our statements of cash flows, changes in our balance sheets, and our financial commitments. Following these discussions is the section entitled Risks That Could Affect Future Results which details some important factors that may significantly impact our future financial performance. You should also note that this MD&A discussion contains forward-looking statements that involve risks and uncertainties. Please see the section entitled “Caution Regarding Forward-Looking Statements” at the end of this Item 7 for important information to consider when evaluating such statements.

You should read this MD&A in conjunction with the Consolidated Financial Statements and related Notes in Item 8. As discussed below, we sold our Quicken Loans mortgage business in fiscal 2002 and our Japanese subsidiary, Intuit KK, in fiscal 2003 and accounted for the sales of these businesses as discontinued operations. Accordingly, we have reclassified our financial statements for all periods prior to the sales to reflect these businesses as discontinued operations. Unless otherwise noted, the following discussion pertains only to our continuing operations.

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

•	Net Revenue – Revenue Recognition. Intuit derives revenues from the sale of packaged software products, license fees, product support, professional services, outsourced payroll services, transaction fees and multiple element arrangements that may include any combination of these items. We follow the appropriate revenue recognition rules for each type of revenue. See Note 1 to the financial statements, “Net Revenue.” We generally recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collectibility is probable. However, determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report. For example, for multiple element arrangements we must make assumptions and judgments in order to allocate the total price among the various elements we must deliver, to determine whether undelivered services are essential to the functionality of the delivered products and services, to determine whether vendor-specific evidence of fair value exists for each undelivered element and to determine whether and when each element has been delivered. If we were to change any of these assumptions or judgments, it could cause a material increase or decrease in the amount of revenue that we report in a particular period. Amounts for fees collected or invoiced and due relating to arrangements where revenue cannot be recognized are reflected on our balance sheet as deferred revenue and recognized when the applicable revenue recognition criteria are satisfied.

•	Net Revenue – Return and Rebate Reserves. As part of our revenue recognition policy, we estimate future product returns and rebate payments and establish reserves against revenue at the time of sale based on these estimates. Our return policy allows distributors and retailers, subject to certain contractual limitations, to return purchased products. Product returns by distributors and retailers relate primarily to the return of obsolete products. In determining our product returns reserves, we consider the volume and price mix of products in the retail channel, historical return rates for prior releases of the product, trends in retailer inventory and economic trends that might impact customer demand for our products (including the competitive environment and the timing of new releases of our products). We fully reserve for obsolete products in the distribution channels.

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

In the past, actual returns and rebates have approximated and not generally exceeded the reserves that we have established. However, actual returns and rebates in any future period are inherently uncertain. If we were to change our assumptions and estimates, our revenue reserves would change, which would impact the net revenue we report. If actual returns and rebates are significantly greater than the reserves we have established, the actual results would decrease our future reported revenue. Conversely, if actual returns and rebates are significantly less than our reserves, this would increase our future reported revenue. For example, if we had increased our fiscal 2004 returns reserves by 1% of non-consignment sales to retailers for QuickBooks, TurboTax and Quicken, our fiscal 2004 total net revenue would have been $4.0 million lower.

•	Allowance for Doubtful Accounts. We make ongoing assumptions relating to the collectibility of our accounts receivable. The accounts receivable amount on our balance sheet includes a reserve for accounts that might not be paid. In determining the amount of the reserve, we consider our historical level of credit losses. We also make judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and we assess current economic trends that might impact the level of credit losses in the future. Our reserves have generally been adequate to cover our actual credit losses. However, since we cannot reliably predict future changes in the financial stability of our customers, we cannot guarantee that our reserves will continue to be adequate. If actual credit losses are significantly greater than the reserve we have established, that would increase our general and administrative expenses and reduce our reported net income. Conversely, if actual credit losses are significantly less than our reserve, this would eventually decrease our general and administrative expenses and increase our reported net income.

•	Goodwill, Purchased Intangible Assets and Other Long-Lived Assets – Impairment Assessments. We make judgments about the recoverability of purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate that an other-than-temporary impairment in the remaining value of the assets recorded on our balance sheet may exist. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that could not have been reasonably foreseen in prior periods. In order to estimate the fair value of long-lived assets, we typically make various assumptions about the future prospects for the business that the asset relates to, consider market factors specific to that business and estimate future cash flows to be generated by that business. We evaluate cash flows at the lowest operating level and the number of reporting units that we have identified may make impairment more probable than it would be at a company with fewer reporting units and integrated operations following acquisitions. Based on these assumptions and estimates, we determine whether we need to record an impairment charge to reduce the value of the asset stated on our balance sheet to reflect its estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. More conservative assumptions of the anticipated future benefits from these businesses could result in impairment charges, which would decrease net income and result in lower asset values on our balance sheet. Conversely, less conservative assumptions could result in smaller or no impairment charges, higher net income and higher asset values. We recorded impairment charges for goodwill and purchased intangible assets of $27.3 million in fiscal 2002 and $18.7 million in fiscal 2004. At July 31, 2004, we had $670.0 million in goodwill and $107.3 million in net purchased intangible assets on our balance sheet.

•	Accounting for Stock-Based Incentive Programs. We currently measure compensation expense for our stock-based incentive programs using the intrinsic value method prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees.” Under this method, we do not record compensation expense when stock options are granted to eligible participants as long as the exercise price is not less than the fair market value of the stock when the option is granted. We also do not record compensation expense for shares purchased in connection with our Employee Stock Purchase Plan as long as the purchase price of the stock is not less than 85% of the lower of the fair market value of the stock at the beginning of each offering period or at the end of each purchase period. In accordance with SFAS 123, “Accounting for Stock-Based Compensation,” and SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” we disclose our pro forma net income or loss and net income or loss per share as if the fair value-based method had been applied in measuring compensation expense for our stock-based incentive programs. We have elected to follow APB 25 because the fair value accounting provided for under SFAS 123 requires the use of option valuation models that were not developed for use in valuing incentive stock options and employee stock purchase plan shares.

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

We monitor progress at the FASB and other developments with respect to stock-based incentive compensation. We may have to recognize substantially more compensation expense in future periods if we are required or elect to expense the value of stock-based incentive compensation or if we decide to alter our current employee compensation programs to provide other benefits in place of incentive stock options.

•	Income Taxes – Estimates of Effective Tax Rates, Deferred Taxes and Valuation Allowance. When we prepare our consolidated financial statements, we estimate our income taxes based on the various jurisdictions where we conduct business. Significant judgment is required in determining our worldwide income tax provision. We recognize liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. We record an additional amount in our provision for income taxes in the period in which we determine that our recorded tax liability is less than we expect the ultimate tax assessment to be. If in a later period we determine that payment of this additional amount is unnecessary, we reverse the liability and recognize a tax benefit in that later period. As a result, our ongoing assessments of the probable outcomes of the audit issues and related tax positions require judgment and can materially increase or decrease our effective tax rate as well as impact our operating results. This also requires us to estimate our current tax exposure and to assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be realized. To the extent we believe that realization is not likely, we establish a valuation allowance. When we establish a valuation allowance or increase this allowance in an accounting period, we record a corresponding tax expense on our statement of operations.

Our net deferred tax asset at July 31, 2004 was $167.2 million, net of the valuation allowance of $7.5 million. We recorded the valuation allowance to reflect uncertainties about whether we will be able to utilize some of our deferred tax assets (consisting primarily of certain net operating losses carried forward by our international subsidiaries and certain state capital loss carryforwards) before they expire. The valuation allowance is based on our estimates of taxable income for the jurisdictions in which we operate and the period over which our deferred tax assets will be realizable. While we have considered future taxable income in assessing the need for the valuation allowance, we could be required to increase the valuation allowance to take into account additional deferred tax assets that we may be unable to realize. An increase in the valuation allowance would have an adverse impact, which could be material, on our income tax provision and net income in the period in which we make the increase.

Results of Operations

Overview

	Fiscal	Fiscal	Fiscal	2002-2003	2003-2004
(Dollars in millions, except per	2002	2003	2004	% Change	% Change
share amounts)
Total net revenue	$1,312.2	$1,650.7	$1,867.7	26%	13%
Income from continuing operations	50.5	343.2	420.3	580%	22%
Net income from continuing operations	53.6	263.2	317.0	391%	20%
Diluted net income per share from continuing operations	$0.24	$1.25	$1.58	421%	26%
Net cash provided by operating activities	$351.6	$570.2	$574.6	62%	1%

In fiscal 2004 we revised our reportable segments to reflect the way we currently manage our operations and view our results. Our five business segments are now QuickBooks-Related, Intuit-Branded Small Business, Consumer Tax, Professional Tax and Other Businesses. Total net revenue increased in fiscal 2004 compared with fiscal 2003 primarily due to growth in our QuickBooks-Related and Consumer Tax segments. Fiscal 2004 growth in our QuickBooks-Related segment was driven by sales of higher-priced versions of QuickBooks and by continuing growth in the QuickBooks Do-It-Yourself Payroll, or DIY, customer base and average selling prices, which resulted in higher DIY revenue. Total net revenue increased in fiscal 2003 compared with fiscal 2002 primarily due to growth in our QuickBooks-Related and Consumer Tax segments, with the QuickBooks-Related revenue increase fueled by sales of higher-priced versions of QuickBooks and by DIY revenue. Fiscal 2003 revenue also increased compared with fiscal 2002 because of acquisitions in our Intuit-Branded Small Business segment.

The markets for many of our products are maturing and as a result we believe that our revenue growth is slowing. We continue to develop new products and services to mitigate the impact of this slowing growth in the long term.

Income from continuing operations grew faster than revenue in fiscal 2004 primarily due to an increase in revenue from higher-margin products, such as industry-specific versions of QuickBooks and DIY, and to the fact that we reduced costs while revenue grew in our Quicken business. Income from continuing operations grew faster than revenue in fiscal 2003 primarily due to an increase in revenue from higher-margin products, efficiencies in customer service and technical support, significantly lower acquisition-related charges in fiscal 2003 and fiscal 2002 charges for vacant facilities, impairment of goodwill and intangible assets, and impairment of long-lived assets that did not recur in fiscal 2003. Fiscal 2003 acquisition-related charges were significantly lower compared with fiscal 2002 because due to our adoption of SFAS 142 fiscal 2003 acquisition-related charges do not include amortization of goodwill.

Net income (after tax) from continuing operations grew faster than revenue in fiscal 2004 primarily due to the factors cited above and the reversal of $35.7 million in reserves related to potential income tax exposures that were resolved, partially offset by lower interest and other income and lower gains on marketable securities and other investments. Net income (after tax) from continuing operations grew faster than revenue in fiscal 2003 primarily due to the factors cited above and to higher interest and other income and gains on marketable securities and other investments in fiscal 2003, partially offset by a fiscal 2002 gain on divestiture of businesses that did not recur in fiscal 2003 and a higher effective tax rate in fiscal 2003 than in fiscal 2002.

Diluted net income per share from continuing operations grew faster than net income (after tax) from continuing operations for fiscal 2004 and 2003 primarily due to the net reduction of average shares outstanding resulting from repurchases of stock under our stock repurchase programs.

At July 31, 2004, our cash, cash equivalents and short-term investments totaled $1.0 billion. In fiscal 2004 we generated cash primarily from continuing operations and the issuance of common stock under employee stock plans and we used cash primarily for our stock repurchase programs, acquisitions and capital expenditures. In fiscal 2004 we bought 13.5 million shares of our common stock under our stock repurchase programs at an average price of $45.01 for a total price of $609.4 million. We completed our third stock repurchase program in June 2004 and at July 31, 2004 authorized funds of $500.0 million remained available under our fourth program.

Total Net Revenue

The table below and the discussion of total net revenue that follows it are categorized by our five reportable business segments. In the fourth quarter of fiscal 2004 we revised our reportable segments to reflect the way we currently manage our operations and view our results. We combined our fiscal 2003 QuickBooks segment with the businesses from our fiscal 2003 Small Business Products and Services segment that relate to and support QuickBooks to form the fiscal 2004 segment called QuickBooks-Related. We also combined our outsourced payroll and information technology businesses with our fiscal 2003 Vertical Business Management Solutions segment to form the fiscal 2004 segment called Intuit-Branded Small Business. We made no changes to our Consumer Tax, Professional Tax and Other Businesses segments. We have reclassified previously reported fiscal 2003 and 2002 segment results to be consistent with the fiscal 2004 presentation.

We reclassified a total of $28.1 million for certain fiscal 2003 electronic filing revenue in our Consumer Tax and Professional Tax segments from product revenue to service revenue to be consistent with our fiscal 2004 presentation. Total fiscal 2003 revenue for each of these segments did not change as a result of these reclassifications. See Note 11 to the financial statements for additional information about our business segments.

		% Total		% Total		% Total
	Fiscal	Net	Fiscal	Net	Fiscal	Net	2002-2003	2003-2004
(Dollars in millions)	2002	Revenue	2003	Revenue	2004	Revenue	% Change	% Change
QuickBooks-Related
Product	$396.6		$465.1		$534.1
Service	50.1		70.5		97.1
Other	13.4		17.0		22.7

Subtotal	460.1	35%	552.6	33%	653.9	35%	20%	18%

Intuit-Branded
Small Business
Product	9.1		63.0		72.3
Service	77.6		173.4		195.0
Other	0.3		3.5		5.1

Subtotal	87.0	7%	239.9	15%	272.4	15%	176%	14%

Consumer Tax
Product	219.4		231.1		231.7
Service	128.4		189.2		257.9
Other	3.3		2.6		0.4

Subtotal	351.1	27%	422.9	26%	490.0	26%	20%	16%

Professional Tax
Product	219.2		223.8		226.1
Service	6.5		19.6		25.8
Other	—		—		—

Subtotal	225.7	17%	243.4	15%	251.9	13%	8%	3%

Other Businesses
Product	129.5		141.2		148.2
Service	7.3		4.5		7.8
Other	51.5		46.2		43.5

Subtotal	188.3	14%	191.9	11%	199.5	11%	2%	4%

Total net revenue	$1,312.2	100%	$1,650.7	100%	$1,867.7	100%	26%	13%

Fiscal 2004 total net revenue increased compared with fiscal 2003 primarily due to growth in DIY revenue in our QuickBooks-Related segment and to growth in TurboTax for the Web and electronic filing services in our Consumer Tax segment. Fiscal 2003 total net revenue increased over fiscal 2002 primarily due to higher revenue in our QuickBooks-Related, Consumer Tax and Intuit-Branded Small Business segments. In fiscal 2003 our Intuit-Branded Small Business segment included revenue from the date of acquisition for three companies we acquired in the fourth quarter of fiscal 2002 and one company we acquired in the first quarter of fiscal 2003.

Total Net Revenue by Business Segment

QuickBooks-Related

QuickBooks-Related product revenue is derived primarily from QuickBooks desktop software products; QuickBooks Do-It-Yourself Payroll, or DIY, which offers payroll tax tables, forms and electronic tax payment and filing on a subscription basis to small businesses that prepare their own payrolls; and financial supplies such as paper checks, envelopes and invoices. QuickBooks-Related service revenue is derived primarily from QuickBooks Online Edition, QuickBooks support plans and merchant services. Other revenue for this segment consists primarily of royalties from small business online services.

Fiscal 2004 Compared with Fiscal 2003. QuickBooks-Related total net revenue grew in fiscal 2004 compared with fiscal 2003 due to increased sales of higher-priced industry-specific versions of QuickBooks and higher DIY revenue driven by growth in the average customer base, an increase in QuickBooks-related services and the full impact in fiscal 2004 of a December 2002 price increase. Our October 2003 acquisition of Innovative Merchant Solutions also contributed to the higher fiscal 2004 total net revenue.

Fiscal 2003 Compared with Fiscal 2002. QuickBooks-Related total net revenue increased in fiscal 2003 compared with fiscal 2002, reflecting higher QuickBooks unit sales as well as higher average selling prices driven by the introduction of certain higher-priced QuickBooks products and a shift in revenue mix toward those products. DIY revenue increased due to growth in the average customer base and higher average selling prices driven by price increases. QuickBooks support revenue grew due to an increase in the number of support plans sold and strength in the higher-priced support plans for higher-end QuickBooks products.

Intuit-Branded Small Business

Intuit-Branded Small Business product revenue is derived primarily from business management software for information technology and four selected industries: wholesale durable goods; residential, commercial and corporate property management; construction; and nonprofit organizations, universities and government agencies. In August 2004 management formally approved a plan to sell our Intuit Public Sector Solutions business. Intuit-Branded Small Business service revenue is derived from technical support, consulting and training services for those software products and from outsourced payroll services. Service revenue for this segment also includes interest earned on funds held for payroll customers.

Fiscal 2004 Compared with Fiscal 2003. Intuit-Branded Small Business total net revenue increased in fiscal 2004 compared with fiscal 2003 primarily due to new client acquisition in our wholesale durable goods and property management solutions businesses as well as higher average selling prices from increased customer use of support and other services in these businesses and in our information technology business.

Fiscal 2003 Compared with Fiscal 2002. Intuit-Branded Small Business total net revenue was higher in fiscal 2003 compared with fiscal 2002 due to our acquisition of several businesses. Higher outsourced payroll revenue in fiscal 2003 was primarily a result of our acquisition of CBS Employer Services, Inc. in the fourth quarter of fiscal 2002. We also acquired our wholesale durable goods, property management and nonprofit businesses in the fourth quarter of fiscal 2002. They contributed $80.6 million in revenue for fiscal 2003 compared with $3.4 million in fiscal 2002. Finally, we acquired Intuit Information Technology Solutions in the first quarter of fiscal 2003.

Consumer Tax

Consumer Tax product revenue is derived primarily from TurboTax federal and state consumer desktop tax return preparation software. Consumer Tax service revenue is derived primarily from TurboTax for the Web online tax return preparation services and consumer electronic filing services.

Fiscal 2004 Compared with Fiscal 2003. Consumer Tax total net revenue increased in fiscal 2004 compared with fiscal 2003 as a result of TurboTax for the Web and retail desktop unit growth, higher attach rates for electronic filing services and higher average selling prices.

Fiscal 2003 Compared with Fiscal 2002. Consumer Tax total net revenue grew in fiscal 2003 compared with fiscal 2002 due to an increase in desktop revenue that was driven by unit growth and higher average selling prices for federal tax offerings with enhanced functionality; higher TurboTax for the Web revenue due to unit growth and higher average selling prices; and an increase in electronic filing revenue due to higher federal desktop unit sales and higher average state electronic filing prices.

Professional Tax

Professional Tax product revenue is derived primarily from ProSeries and Lacerte professional tax preparation software products. Professional Tax service revenue consists of electronic filing and training services.

Fiscal 2004 Compared with Fiscal 2003. Professional Tax total net revenue grew slightly in fiscal 2004 compared with fiscal 2003 due to additional sales to existing customers, higher average selling prices related to product enhancements and increased sales of our unlimited electronic filing product as a result of new government rules requiring the electronic filing of certain professionally prepared 2003 income tax returns. However, revenue growth in fiscal 2004 was negatively impacted by competition from lower-priced professional tax preparation software products. Although we have revised our product strategy to address this competition for the 2004 tax year, it is possible that this competition may continue to negatively affect revenue growth rates for our Professional Tax segment in the future.

Fiscal 2003 Compared with Fiscal 2002. Professional Tax total net revenue grew in fiscal 2003 compared with fiscal 2002 due to price increases related to product enhancements, new customer acquisition initiatives and successful cross-sell efforts to the existing tax client base. Renewal rates for our existing customer base remained strong during fiscal 2003.

Other Businesses

Other Businesses consist primarily of Quicken and Canada. Quicken product revenue is derived primarily from Quicken desktop software products. Quicken other revenue consists primarily of fees from consumer online transactions and from Quicken-branded credit card and bill payment offerings that we provide through our partners. We exited the online advertising business in the fourth quarter of fiscal 2004. In Canada, product revenue is derived primarily from localized versions of QuickBooks and Quicken as well as QuickTax and TaxWiz consumer desktop tax return preparation software and ProFile professional tax preparation products. Service revenue in Canada consists primarily of revenue from software maintenance contracts sold with QuickBooks.

Fiscal 2004 Compared with Fiscal 2003. Other Businesses total net revenue grew slightly in fiscal 2004 compared with fiscal 2003 primarily due to higher Quicken revenue.

In fiscal 2004 Quicken direct unit sales increased in response to direct mail campaigns for upgrades due to the discontinuation of support for older versions of the product and for TurboTax cross-selling offers. Retail unit sales also increased. Aggregate average selling prices for Quicken were higher in fiscal 2004 compared with fiscal 2003 due to a shift in demand to our higher-priced Quicken Premier and Quicken Home and Business products. Partially offsetting these increases, Quicken other revenue declined in fiscal 2004 due to the expiration or termination of contracts with several significant online advertising customers. We exited the online advertising business in the fourth quarter of fiscal 2004.

Canadian revenue in U.S. dollars was slightly higher in fiscal 2004 compared with fiscal 2003 due to the favorable effect of the strengthening Canadian dollar in fiscal 2004. Total net revenue in Canadian dollars decreased in fiscal 2004 compared with fiscal 2003, primarily due to lower demand for QuickBooks in Canada. QuickTax revenue was also down in fiscal 2004 due to a decline in unit sales that was partially offset by higher average selling prices related to a shift in demand toward the higher-priced specialty versions of that product.

Fiscal 2003 Compared with Fiscal 2002. Other Businesses total net revenue increased slightly in fiscal 2003 compared with fiscal 2002. Quicken revenue decreased while Canadian revenue grew.

Quicken product revenue decreased due to lack of growth in the market for personal finance desktop software and slow consumer spending. Lower unit sales for all Quicken products more than offset higher average selling prices for Quicken Premier and Quicken Home and Business. Quicken other revenue also decreased due to continuing slowness in Internet advertising and our exit from certain online businesses in fiscal 2002.

Total net revenue from Canada grew in fiscal 2003 compared with fiscal 2002, due partially to slightly higher revenue from QuickTax. Higher average selling prices and higher unit sales for this product were fueled by the introduction of Right for Me consumer tax products targeted at taxpayers who maintain home offices or who are preparing for retirement. Our new TaxWiz consumer tax preparation software also contributed to fiscal 2003 revenue growth. Canadian QuickBooks revenue for fiscal 2003 declined due to lack of growth in the software category and decreases in the level of inventory purchasing by retailers.

Cost of Revenue

		% of		% of		% of
	Fiscal	Related	Fiscal	Related	Fiscal	Related	2002-2003	2003-2004
(Dollars in millions)	2002	Revenue	2003	Revenue	2004	Revenue	% Change	% Change
Cost of product revenue	$157.4	16%	$173.8	15%	$172.1	14%	10%	-1%
Cost of service revenue	107.6	40%	149.5	33%	162.2	28%	39%	8%
Cost of other revenue	24.4	36%	20.6	30%	27.4	38%	-16%	33%
Amortization of purchased software	7.2	n/a	13.8	n/a	13.5	n/a	92%	-2%

Total cost of revenue	$296.6	23%	$357.7	22%	$375.2	20%	21%	5%

Our cost of revenue has four components: (1) cost of product revenue, which includes the direct costs of manufacturing and shipping our software products; (2) cost of service revenue, which reflects direct costs associated with providing services, including data center costs related to delivering Internet-based services; (3) cost of other revenue, which includes costs associated with generating advertising and marketing and online transaction revenue; and (4) amortization of purchased software, which represents the cost of amortizing developed technologies that we obtained through acquisitions over their useful lives.

Fiscal 2004 Compared with Fiscal 2003. Cost of product revenue as a percentage of product revenue decreased slightly in fiscal 2004 compared with fiscal 2003. This was primarily due to a continuing shift toward sales of our higher-priced QuickBooks products and to lower royalties incurred for our Consumer Tax and Quicken products.

Cost of service revenue as a percentage of service revenue decreased in fiscal 2004 compared with fiscal 2003. This decrease was due to growth in our Consumer Tax service revenue, which had minimal incremental costs. Cost of service revenue as a percentage of service revenue also decreased in fiscal 2004 due to growth in revenue from the higher-margin businesses we acquired during fiscal 2003 and 2004, notably Intuit Information Technology Solutions and Innovative Merchant Solutions.

Cost of other revenue as a percentage of other revenue increased in fiscal 2004 compared with fiscal 2003. This was primarily due to declining Quicken other revenue resulting from the fiscal 2004 expiration or termination of contracts with several significant online advertising customers, which had minimal associated costs. We exited the online advertising business in the fourth quarter of fiscal 2004.

Fiscal 2003 Compared with Fiscal 2002. Cost of product revenue as a percentage of product revenue decreased slightly in fiscal 2003 compared with fiscal 2002. This was primarily due to a shift toward sales of our new higher-priced QuickBooks products, which have higher margins per unit, and to cost reductions due to improvements in packaging design and manufacturing processes during fiscal 2003.

Cost of service revenue as a percentage of service revenue decreased in fiscal 2003 compared with fiscal 2002 primarily as a result of growth in our outsourced payroll business during fiscal 2003. In addition, starting in the third quarter of fiscal 2003 we no longer paid royalties to Wells Fargo Bank for our Premier Payroll Service. Although we amortized the $29.2 million purchase price of the right to market to this customer base to cost of service revenue in fiscal 2003, the amortization expense was less than the royalties that would have been incurred under the old agreement.

Cost of other revenue as a percentage of other revenue decreased in fiscal 2003 compared with fiscal 2002. In the first quarter of fiscal 2002, we moved a large number of servers that supported our Quicken.com Web site from an external hosting company to our own data center and streamlined the infrastructure. Over time, this led to decreased cost of other revenue for this business.

Operating Expenses

		% Total		% Total		% Total
	Fiscal	Net	Fiscal	Net	Fiscal	Net	2002-2003	2003-2004
(Dollars in millions)	2002	Revenue	2003	Revenue	2004	Revenue	% Change	% Change
Customer service and technical support	$164.9	13%	$178.9	11%	$195.1	10%	8%	9%
Selling and marketing	263.7	20%	324.4	20%	369.1	20%	23%	14%
Research and development	198.5	15%	255.8	15%	281.1	15%	29%	10%
General and administrative	109.1	8%	148.9	9%	183.1	10%	36%	23%

Total core operating expenses	736.2	56%	908.0	55%	1,028.4	55%	23%	13%
Charge for purchased research and development	2.2	—	8.9	1%	—	—	305%	—
Charge for vacant facilities	13.2	1%	(1.1)	—	0.7	—	NM	NM
Acquisition-related charges	159.4	12%	33.9	2%	24.5	1%	-79%	-28%
Loss on impairment of goodwill and purchased intangible assets	27.3	2%	—	—	18.7	1%	-100%	—
Loss on impairment of long-lived asset	27.0	2%	—	—	—	—	-100%	—

Total operating expenses	$965.3	73%	$949.7	58%	$1,072.3	57%	-2%	13%

Overview of Operating Expenses

We define core operating expenses as the controllable costs of running our business. Total core operating expenses increased in fiscal 2004 compared with fiscal 2003 and in fiscal 2003 compared with fiscal 2002. Individually and in the aggregate, core operating expenses as a percentage of total net revenue were generally consistent in these periods. Operating expenses that changed by more than 1% of total net revenue from fiscal 2002 to fiscal 2004 are discussed below.

Customer Service and Technical Support

Customer service and technical support expenses declined as a percentage of total net revenue in fiscal 2004 compared with fiscal 2003 and in fiscal 2003 compared with fiscal 2002. We continued to increase our efficiency in these periods by improving our utilization of internal customer service representatives and by outsourcing some of our seasonal call center capabilities. We also increased the proportion of customer service and technical support we provide through less expensive methods such as Web sites, online chat, email and other electronic means. These benefits were partially offset by higher demand for customer service and technical support due to the increased number of our offerings.

General and Administrative

General administrative expenses increased as a percentage of total net revenue in fiscal 2004 compared with fiscal 2003 and in fiscal 2003 compared with fiscal 2002 due to increased spending for infrastructure and new information systems.

Acquisition-Related Charges

Fiscal 2004 and 2003 acquisition-related charges declined significantly compared with fiscal 2002. Fiscal 2002 acquisition-related charges included the amortization of goodwill. Due to our adoption of SFAS 142, fiscal 2004 and fiscal 2003 acquisition-related charges did not include the amortization of goodwill.

Loss on Impairment of Goodwill and Purchased Intangible Assets

During the fourth quarter of fiscal 2004, events and circumstances indicated impairment of goodwill that we recorded in connection with our acquisition of Intuit Public Sector Solutions. IPSS became part of our Intuit-Branded Small Business segment. The primary indicator of impairment was the fact that actual sales levels did not meet initial projections. Based on our analysis, in the fourth quarter of fiscal 2004 we recorded a charge of $18.7 million to reduce the carrying value of the goodwill to $10.9 million. In August 2004 management formally approved a plan to sell IPSS. See Note 4 to the financial statements.

The fiscal 2002 loss on impairment of goodwill and purchased intangible assets related to certain Internet-based businesses in our Intuit-Branded Small Business and Other Businesses segments. Indicators of impairment included a steep decline in demand for online advertising reflecting the industry-wide decline in Internet advertising spending and our decision to eliminate the use of certain technology purchased from one of the businesses. Based on our analyses, in the second quarter of fiscal 2002 we recorded charges totaling $27.3 million to reduce the carrying value of the goodwill and purchased intangible assets associated with these businesses to zero. See Note 4 to the financial statements.

Loss on Impairment of Long-Lived Asset

In connection with the sale of our Quicken Bill Manager business in May 2001, we acquired a $27.0 million long-term asset related to future consideration from the buyer. During fiscal 2002, events and circumstances indicated impairment of this asset and we recorded a charge of $27.0 million to reduce its carrying value to zero. See Note 10 to the financial statements.

Segment Operating Income (Loss)

Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. Segment expenses do not include certain costs, such as corporate general and administrative expenses that are not allocated to specific segments. In addition, segment expenses do not include acquisition-related costs, which include acquisition-related charges, goodwill and purchased intangible asset impairment charges, amortization of purchased software and charges for purchased research and development. Segment expenses also do not include realized net gains or losses on marketable securities and other investments, and interest and other income. See Note 11 to the financial statements for reconciliations of total segment operating income to income from operations for each fiscal year presented.

		% of		% of		% of
	Fiscal	Related	Fiscal	Related	Fiscal	Related	2002-2003	2003-2004
(Dollars in millions)	2002	Revenue	2003	Revenue	2004	Revenue	% Change	% Change
QuickBooks-Related	$207.8	45%	$247.6	45%	$289.0	44%	19%	17%
Intuit-Branded Small Business	(29.6)	(34%)	(0.2)	—	11.7	4%	-99%	NM
Consumer Tax	218.0	62%	271.6	64%	320.3	65%	25%	18%
Professional Tax	121.9	54%	141.4	58%	138.5	55%	16%	-2%
Other Businesses	38.5	20%	57.8	30%	66.0	33%	50%	14%

Total segment operating income	$556.6	42%	$718.2	44%	$825.5	44%	29%	15%

QuickBooks-Related

Fiscal 2004 Compared with Fiscal 2003. The increase in QuickBooks-Related segment operating income in fiscal 2004 compared with fiscal 2003 was primarily due to 18% higher revenue that included strong growth in our high-margin DIY payroll business. In addition, fiscal 2004 operating income for this segment included operating income for Innovative Merchant Solutions, which we acquired in the first quarter of fiscal 2004. These factors were partially offset by increases in spending for QuickBooks product development, technical support, marketing programs and direct sales personnel and infrastructure.

Fiscal 2003 Compared with Fiscal 2002. The increase in QuickBooks-Related segment operating income in fiscal 2003 compared with fiscal 2002 was primarily due to 20% higher revenue that included strong growth in our high-margin DIY payroll business. These factors were partially offset by increases in spending for product development, marketing, sales and technical support for industry-specific versions of QuickBooks that launched late in fiscal 2002 and throughout fiscal 2003.

Intuit-Branded Small Business

Fiscal 2004 Compared with Fiscal 2003. Our Intuit-Branded Small Business segment had operating income in fiscal 2004 after it broke even in fiscal 2003 because revenue for this segment grew 14% while we held costs steady in our information technology and industry solutions businesses. Partially offsetting these improvements, outsourced payroll operating income was lower in fiscal 2004 because we incurred expenses for additional sales and service personnel during the first half of the year that were not completely offset by increased revenue.

Fiscal 2003 Compared with Fiscal 2002. Intuit-Branded Small Business broke even in fiscal 2003 after experiencing an operating loss in fiscal 2002. The primary reasons for the improvement in operating margin were growth in our outsourced payroll business and our acquisition of Intuit Information Technology Solutions in the first quarter of fiscal 2003.

Consumer Tax

Fiscal 2004 Compared with Fiscal 2003. Consumer Tax segment operating income growth in fiscal 2004 was slightly above revenue growth for that period because gross margin improvements due to higher average selling prices and growing high-margin service revenues were only partially offset by additional costs incurred for national television and radio advertising in fiscal 2004.

Fiscal 2003 Compared with Fiscal 2002. Consumer Tax segment operating income growth in fiscal 2003 was above revenue growth for that period as improvements in average selling prices were partially offset by additional costs incurred for higher partner royalties and infrastructure.

Professional Tax

Fiscal 2004 Compared with Fiscal 2003. Professional Tax segment operating income declined slightly on a 3% revenue increase in fiscal 2004 compared with fiscal 2003. Segment operating income did not grow in fiscal 2004 because of increased spending on product development and customer service.

Fiscal 2003 Compared with Fiscal 2002. Professional Tax segment operating income grew in fiscal 2003 compared with fiscal 2002 due to streamlining of training and materials costs that produced higher gross margins on 8% revenue growth. Operating expenses for this segment remained relatively flat in fiscal 2003 due to staffing efficiencies achieved in customer service.

Other Businesses

Fiscal 2004 Compared with Fiscal 2003. Other Businesses segment operating income grew faster than revenue due primarily to Quicken revenue increases on relatively flat costs and our exit from the online brokerage business in the first quarter of fiscal 2004. Partially offsetting the Quicken improvements, Canadian operating income was down in fiscal 2004.

Fiscal 2003 Compared with Fiscal 2002. Other Businesses segment operating income grew during fiscal 2003 compared with fiscal 2002 as a result of reduced spending in our Quicken online advertising business and reduction of other Quicken operating expenses as operational efficiencies were introduced. Canadian operating income was also slightly higher in fiscal 2003.

Non-Operating Income and Expenses

Interest and Other Income

	Fiscal	Fiscal	Fiscal
	2002	2003	2004
Interest income	$31.7	$22.1	$14.0
Quicken Loans royalties and fees	—	10.1	10.2
Net foreign exchange gain	0.1	5.4	3.1
Interest expense	(1.5)	(0.9)	(0.3)
Other	(3.0)	2.0	3.8

	$27.3	$38.7	$30.8

Total interest and other income declined in fiscal 2004 compared with fiscal 2003 but increased in fiscal 2003 compared with fiscal 2002. The interest income that we earn on our cash and short-term investment balances decreased $8.1 million in fiscal 2004 compared with fiscal 2003 and $9.6 million in fiscal 2003 compared with fiscal 2002 due to our reinvestment of maturing instruments in new instruments that generally yielded lower current market interest rates. In addition, due to the Company’s continued investment in its stock repurchase programs and in acquisitions, average invested balances were lower in fiscal 2004 than in fiscal 2003 and were lower in fiscal 2003 than in fiscal 2002.

Fiscal 2004 and 2003 interest and other income included royalties from trademark license and distribution agreements that we entered into when we sold our mortgage business in July 2002. See Note 9 to the financial statements. This is the primary reason for the increase in total interest and other income in fiscal 2003 compared with fiscal 2002. Interest and other income also includes net gains resulting from foreign exchange transactions that were due primarily to the effect of the weakening U.S. dollar on intercompany balances with our Canadian subsidiary.

Gains (Losses) on Marketable Securities and Other Investments, Net

We recorded pre-tax net gains relating to marketable securities and other investments in fiscal 2004 and 2003 while we recorded a pre-tax net loss relating to marketable securities and other investments in fiscal 2002. The fiscal 2003 net gain and fiscal 2002 net loss included charges totaling $2.8 million and $9.5 million to write down certain long-term investments for which the decline in fair value below carrying value was other-than-temporary.

Gain on Divestiture of Business

In March 2002 we paid $12.0 million to terminate our remaining $20.3 million obligation under an interactive services agreement related to our Quicken Bill Manager business, which we sold in May 2001. We recorded a pre-tax gain of $8.3 million in connection with the termination of this agreement.

Income Taxes

Our effective tax rate was 30% for fiscal 2004, 33% for fiscal 2003 and 24% for fiscal 2002. Our effective tax rate for fiscal 2004 differed from the federal statutory rate primarily due to the net effect of reversals of $35.7 million in reserves related to potential income tax exposures that have been resolved and to the benefit received from tax-exempt interest income and various tax credits offset by state taxes, acquisition-related charges and deferred tax adjustments. Our effective tax rate for fiscal 2003 differed from the federal statutory rate primarily due to the net effect of the benefit received from tax-exempt interest income and various tax credits offset by state taxes and acquisition-related charges. Our effective tax rate for fiscal 2002 differed from the federal statutory rate primarily due to a tax benefit related to a divestiture that became available during the year and to tax-exempt interest income offset by non-deductible merger related charges. See Note 14 to the financial statements.

At July 31, 2004, we had net deferred tax assets of $167.2 million, which included a valuation allowance of $7.5 million for net operating loss carryforwards relating to our international subsidiaries and certain state capital loss carryforwards. The allowance reflects management’s assessment that we may not receive the benefit of certain loss carryforwards of our international subsidiaries and capital loss carryforwards in certain state jurisdictions. While we believe our current valuation allowance is sufficient, it may be necessary to increase this amount if it becomes more likely that we will not realize a greater portion of the net deferred tax assets. We assess the need for an adjustment to the valuation allowance on a quarterly basis. See Note 14 to the financial statements.

Discontinued Operations

Intuit KK

In February 2003 we sold our wholly owned Japanese subsidiary, Intuit KK, and accounted for the sale as discontinued operations. In accordance with SFAS 144, we have segregated the operating results of Intuit KK from continuing operations on our statement of operations for all periods prior to the sale. We recorded a gain on disposal of these discontinued operations of $71.0 million, net of income taxes of $5.1 million, in the third quarter of fiscal 2003. See Note 9 to the financial statements.

Quicken Loans

In July 2002 we sold 87.5% of our Quicken Loans mortgage business segment and accounted for the sale as discontinued operations. In accordance with APB 30, we have segregated the operating results of Quicken Loans from continuing operations on our statement of operations for all periods prior to the sale. We recorded a net gain on disposal of these discontinued operations of $23.3 million in the fourth quarter of fiscal 2002. In October 2002, we sold our residual equity interest in the purchasing company and recognized a net gain of $5.6 million on the transaction. We receive royalties and fees under certain licensing and distribution agreements that relate to our former Quicken Loans business. We record these amounts as other income on our statement of operations. See Note 9 to the financial statements.

Liquidity and Capital Resources

Statements of Cash Flows

At July 31, 2004 our cash, cash equivalents and short-term investments totaled $1.0 billion, a decrease of $187.6 million from July 31, 2003. In fiscal 2004, we generated cash primarily from continuing operations and the issuance of common stock under employee stock plans and we used cash primarily for our stock repurchase programs, acquisitions and capital expenditures. The following table summarizes selected items from our statements of cash flows for fiscal 2004, 2003 and 2002. See the financial statements for complete statements of cash flows for those periods.

	Fiscal	Fiscal	Fiscal
(In millions)	2002	2003	2004
Net cash provided by operating activities	$351.6	$570.2	$574.6
Net income from continuing operations	53.6	263.2	317.0
Acquisition-related costs	196.0	56.6	56.6
Depreciation	58.8	73.8	77.6
Net cash used in investing activities	(38.4)	(492.7)	(211.0)
Acquisitions of businesses, net of cash acquired	(284.1)	(214.8)	(123.6)
Net liquidation (purchases) of available-for-sale debt securities	295.1	(230.6)	(64.3)
Purchases of property and equipment	(42.1)	(50.4)	(61.1)
Capitalization of internal use software	(21.3)	(34.3)	(57.1)
Net cash used in financing activities	(196.1)	(661.8)	(506.5)
Purchase of treasury stock	(318.4)	(814.3)	(610.2)
Net proceeds from issuance of common stock	133.6	155.9	119.1
Net cash provided by discontinued operations	225.2	341.4	—
Net increase (decrease) in cash and cash equivalents	342.0	(238.9)	(142.8)

We generated cash from our operations during fiscal 2004, 2003 and 2002, including net income from continuing operations in each of those years. Acquisition-related costs were significantly higher in fiscal 2002 than in fiscal 2003 and 2004 primarily because we amortized goodwill in fiscal 2002. Due to our adoption of SFAS 142, we stopped amortizing goodwill in fiscal 2003. Acquisition-related costs also included impairments of goodwill and purchased intangible assets of $27.3 million in fiscal 2002 and $18.7 million in fiscal 2004.

We used cash for investing activities during fiscal 2004, 2003 and 2002. Our primary use of cash for investing activities was for business acquisitions. On a net basis, we invested cash in available-for-sale debt securities in fiscal 2004 and 2003 while we drew cash from them in fiscal 2002.

We used cash for our financing activities in fiscal 2004, 2003 and 2002, primarily for the repurchase of stock under our stock repurchase programs. See “Stock Repurchase Programs” below and Note 15 to the financial statements. This was partially offset by proceeds that we received from the issuance of common stock under employee stock plans in each of these fiscal years.

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

Stock Repurchase Programs

Intuit’s Board of Directors has initiated a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. The following table summarizes our stock repurchase programs at July 31, 2004.

	Date Initiated /		Amount	Amount	Shares
Plan Name	Increased	Date Concluded	Authorized	Repurchased	Repurchased
(Dollars in millions)
Repurchase Plan I	May 2001 / July 2002	December 2002	$750.0	$750.0	16,602,583
Repurchase Plan II	March 2003	November 2003	500.0	500.0	11,280,609
Repurchase Plan III	August 2003	June 2004	500.0	500.0	11,197,779
Repurchase Plan IV	May 2004	Still active	500.0	—	—

Loans to Executive Officers and Other Employees

Outstanding loans to executive officers and other employees totaled $17.1 million at July 31, 2004 and $19.7 million at July 31, 2003. Loans to executive officers are primarily relocation loans that are generally secured by real property and have original maturity dates of up to 10 years. At July 31, 2004, no loans were overdue and all interest payments were current in accordance with the terms of the loan agreements. Consistent with the requirements of the Sarbanes-Oxley Act of 2002, no loans to executive officers have been made or modified since July 30, 2002 and we do not intend to make or modify loans to executive officers in the future. See Note 19 to the financial statements.

Other

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

Contractual Obligations

The following table summarizes our contractual obligations to make future payments at July 31, 2004:

	Payments Due by Period
	Less than 1	1-3	3-5	After 5
	year	years	years	years	Total
(In millions)
Amounts due under executive deferred compensation plan	$—	$13.2	$—	$—	$13.2
Short-term portion of capital lease obligations	2.5	—	—	—	2.5
Short-term portion of vacancy reserve	1.4	—	—	—	1.4
Long-term obligations (1)	—	8.1	3.8	4.5	16.4
Purchase obligations (2)	4.7	4.8	3.3	7.6	20.4
Operating leases	27.8	50.4	36.4	61.1	175.7

Total contractual cash obligations	$36.4	$76.5	$43.5	$73.2	$229.6

(1)	Long-term obligations at July 31, 2004 included the $7.6 million long-term portion of our reserve for vacant Mountain View facilities. See Note 13 to the financial statements.
(2)	Represents agreements to purchase products and services that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payments.

Recent Accounting Pronouncements

On March 31, 2004, the FASB issued its exposure draft, “Share-Based Payment,” which is a proposed amendment to SFAS 123. The exposure draft would require all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized as expenses in the statement of operations based on their fair values and vesting periods. The FASB expects to issue a final standard late in 2004 that would be effective for public companies for fiscal years beginning after December 15, 2004. We have not yet assessed the impact of adopting this new standard. See Note 1 to the financial statements.

RISKS THAT COULD AFFECT FUTURE RESULTS

We face intense competitive pressures in all of our businesses that may negatively impact our revenue, profitability and market position.

We have formidable competitors and we expect competition to remain intense during fiscal 2005 and beyond. The number, resources and sophistication of the companies with whom we compete has increased as we continue to expand our product and service offerings. Microsoft Corporation, in particular, presents a significant threat to a number of our businesses due to its market position, strategic focus and superior financial resources. Our competitors may introduce new and improved products and services, bundle new offerings with market-leading products, reduce prices, gain better access to distribution channels, advertise aggressively or beat us to market with new products and services. Any of these competitive actions – particularly any prolonged price competition – could diminish our revenue and profitability and could affect our ability to keep existing customers and acquire new customers. Some additional competitive factors that may impact our businesses are as follows:

QuickBooks-Related. Losing existing or potential QuickBooks customers to competitors causes us to lose potential software revenue and limits our opportunities to sell related products and services such as our financial supplies, DIY payroll and merchant service offerings. Many competitors and potential competitors provide, or have expressed significant interest in providing, accounting and business management products and services to small businesses. For example, Microsoft currently offers a number of competitive small business offerings and has indicated part of its growth strategy is to focus on small business offerings. Accordingly, we expect that competition from Microsoft in the small business area will intensify over time with the introduction of small business offerings that directly compete with our QuickBooks and other offerings. Given its market position and resources, if Microsoft launches additional products and services that directly compete with our offerings it may have a significant negative impact on our revenue and profitability.

Consumer Tax. Our consumer tax business faces significant competition from both the public and private sector. In the public sector we face the risk of federal and state taxing authorities developing or contracting to provide software or other systems to facilitate tax return preparation and electronic filing at no charge to taxpayers.
•	Federal Government. Agencies of the U.S. government have made several attempts during the two most recent presidential administrations to offer taxpayers a form of free tax preparation software and filing service. However, in October 2002 the U.S. Internal Revenue Service agreed not to develop or deploy its own competing tax software product or service so long as participants in an association of private tax preparation software companies, including Intuit, agreed to provide Web-based federal tax preparation and filing services at no cost to qualified taxpayers for a period of three years, subject to recurring two-year extensions. The relationship, called the “Free File Alliance,” is intended to serve lower income, disadvantaged and underserved taxpayers with the objective of making free online tax preparation software and filing services available to at least 60% of taxpayers. Although the Free File Alliance has kept the federal government from being a direct competitor to our tax offerings, it has caused us to lose revenue opportunities for a large percentage of the tax base. In addition, some of our competitors are using the Free File Alliance as a free marketing tool by giving away services at the federal level and attempting to make money from ancillary service offerings. Further, were the federal government to terminate the Free File Alliance and elect to provide its own software and electronic filing services available to taxpayers at no charge it would negatively impact our revenue and profits.
•	State Governments. State taxing authorities have also actively pursued strategies to provide free online tax return preparation and electronic filing services for state taxpayers. During 2004 at least 15 states participated in Free File Alliance collaborations with private sector software companies to offer free online tax preparation and electronic filing services to qualified taxpayers. However, 22 states, including California, directly offered their own online services to taxpayers. It is possible that other governmental entities that currently do not offer such services will elect to pursue similar competitive offerings in the future. These publicly sponsored programs have caused us to lose potential customers to free offerings and have enabled competitors to gain market share at our expense by using participation in the free alliances as an effective tool to attract customers to ancillary paid offerings. Given the efficiencies that electronic tax filing provides to taxing authorities, we anticipate that governmental competition will present a continued competitive threat to our business for the foreseeable future.

•	Private Sector. In the private sector we face intense competition primarily from H&R Block, the makers of TaxCut software, and from web-based competitive offerings. We also compete for customers with low-cost assisted tax preparation businesses, such as H&R Block.

Other Segments (Intuit-Branded Small Business, Professional Tax and Other Businesses). Our professional tax offerings face pricing pressure from competitors seeking to obtain our customers through deep product discounts and loss of customers to competitors offering no-frills offerings at low prices. This business also faces competition from competitively-priced integrated accounting solutions that are more complete than our current offerings. The substantial size of our principal competitors in the outsourced payroll services business and our merchant card processing service business benefit from greater economies of scale that may result in pricing pressure for our offerings. The growth of electronic banking and other electronic payment systems is decreasing the demand for checks and consequently causing pricing pressure for our supplies products as competitors aggressively compete for share of this shrinking market. Our Quicken products compete both with Microsoft Money, which is aggressively promoted and priced, and with Web-based electronic banking and personal finance tracking and management tools that are becoming increasingly available at no cost to consumers. These competitive pressures may result in reduced revenue and lower profitability for our Quicken product line and related bill payment service offering.

The growth of some of our businesses is slowing and if we do not continue to introduce new and enhanced products and services our revenues and margins will decline.

We are seeing a slowdown in the revenue growth rate for some of our businesses as they mature. This trend causes our product development efforts to be even more critical to our success. Product and service enhancements are necessary for us to differentiate our offerings from those of our competitors and to motivate our existing customers to purchase upgrades, or annual licenses in the case of our tax offerings. A number of our businesses derive a significant amount of their revenue through one-time upfront license fees and rely on customer upgrades and service offerings that include upgrades to generate a significant portion of their revenues. As our existing products mature, encouraging customers to purchase product upgrades becomes more challenging unless new product releases provide features and functionality that have meaningful incremental value. If we are not able to develop and clearly demonstrate the value of upgraded products to our customers, our upgrade and service revenues will be negatively impacted. Similarly, our business will be harmed if we are not successful in our efforts to develop and introduce new products and services that expand our customer base and revenues per customer.

We are implementing new information systems and problems with the design or implementation of these systems could interfere with our business and operations.

We are in the process of implementing new information systems to replace existing systems that manage our business and finance operations. Due to the size and complexity of our portfolio of businesses, the conversion process is very challenging. We began switching over in large part to the new information systems in September 2004 with the upgrade of significant financial systems, order-taking systems, middleware systems (systems to allow for interoperability of different databases) and network security systems. Although the upgraded systems appear to be functioning in a stable manner and performing tasks at acceptable performance levels for our current business demands, we may still encounter difficulties as our business demands increase and as greater functionality from the systems is required. For example, we have not yet successfully closed a financial reporting period with data generated by the upgraded systems. Similarly, the upgraded systems have not yet been subject to, and may not be able to handle, the demand peaks caused by the seasonal nature of our business. In addition, although the switch over of our more critical systems is underway, we will be continuing to replace existing systems throughout fiscal year 2005. Any disruptions relating to our systems enhancements, particularly any disruptions impacting our operations during our second and third fiscal quarters, could adversely impact our ability to do the following in a timely and accurate manner: take customer orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run our business. Even if we do succeed, the implementation may be much more costly than we anticipated. If we are unable to successfully implement new information systems as planned, in addition to adversely impacting our financial position, results of operations, and cash flows in the short and long term, it could also affect our ability to collect the information necessary to timely file our first quarter fiscal 2005 financial reports with the SEC.

Our new product and service offerings may not achieve market success or may cannibalize sales of our existing products, causing our revenues and earnings to decrease.

Our future success depends in large part upon our ability to identify emerging opportunities in our target markets and our capacity to quickly develop, and sell products and services that satisfy these demands in a cost effective manner. Successfully predicting demand trends is difficult and we may expend a significant amount of resources and management attention on products or services that do not succeed in their markets. We have encountered difficulty in launching new products and services in the past. For example, in 2003 we ended our Quicken Brokerage service offering due to lack of customer acceptance. If we misjudge customer needs, our new products and services will not succeed and our revenues and earnings will be negatively impacted. In addition, as we expand our offerings to new customer categories we run the risk of customers shifting from higher priced and higher margin products to newly introduced lower priced offerings.

If we experience significant product quality problems or delays it will harm our revenues, operating income and reputation.

All of our tax products, and many of our non-tax products, have rigid development timetables that increase the risk of errors in our products and the risk of launch delays. Many of our products are highly complex and require interoperability with other software products and services. Our tax preparation software product development cycle is particularly challenging due to the need to incorporate unpredictable tax law and tax form changes each year and because our customers expect high levels of accuracy and a timely launch of these products to prepare and file their taxes by April 15th. Due to this complexity and the condensed development cycles under which we operate our products sometimes contain “bugs” that can unexpectedly interfere with the operation of the software. For example, our software may face interoperability difficulties with software operating systems or programs being used by our customers. When we encounter problems we may be required to modify our code, distribute patches to customers that had already purchased the product and recall or repackage existing product inventory in our distribution channels. If we encounter development challenges or discover errors in our products late in our development cycle it may cause us to delay our product launch date. Any major defects or launch delays could lead to the following:

•	loss of customers to competitors, which could also deprive us of future revenue attributable to repeat purchases, product upgrades and purchases of related services;
•	negative publicity and damage to our brands;
•	customer dissatisfaction;
•	reduced retailer shelf space and product promotions; and
•	increased operating expenses, such as inventory replacement costs and in our consumer tax business, expenses resulting from our commitment to reimburse penalties and interest paid by customers due solely to calculation errors in our consumer tax preparation products.

If we fail to maintain reliable and responsive service levels for our electronic tax offerings, or if the IRS or other governmental agencies experience difficulties in receiving customer submissions, we could lose revenue and customers.

Our Web-based tax preparation and electronic filing services must effectively handle extremely heavy customer demand during the peak tax season. We face significant risks and challenges in maintaining these services and maintaining adequate service levels, particularly during peak volume service times. Similarly, governmental entities receiving electronic tax filings must also handle large volumes of data and may experience difficulties with their systems preventing the receipt of electronic filings. If customers are unable to file their returns electronically they may elect to make paper filings. This would result in reduced electronic tax return preparation and filing revenues and profits and would negatively impact our reputation and ability to keep and attract customers who demand a reliable electronic filing experience. We have experienced relatively brief unscheduled interruptions in our electronic filing and/or tax preparation services during past tax years. For example, on April 15, 2003 we experienced a relatively brief unscheduled interruption in our electronic filing service during which certain users of our professional tax products were unable to receive confirmation from us that their electronic filing had been accepted and on April 15, 2002 we reached maximum capacity for processing e-filings for short period of time. If we experience any prolonged difficulties with our Web-based tax preparation or electronic filing service at any time during the tax season, we could lose current and future customers, receive negative publicity and incur increased operating costs, any of which could have a significant negative impact on the financial and market success of these businesses and have a negative impact on our near-term and long-term financial results.

Our revenue and earnings are highly seasonal and our quarterly results fluctuate significantly.

Several of our businesses are highly seasonal causing significant quarterly fluctuations in our financial results. Revenue and operating results are usually strongest during the second and third fiscal quarters ending January 31 and April 30 due to our tax businesses contributing most of their revenue during those quarters and the timing of the release of our small business software upgrades. We experience lower revenues, and significant operating losses, in the first and fourth quarters ending October 31 and July 31. Our financial results can also fluctuate from quarter to quarter and year to year due to a variety of factors, including changes in product sales mix that affect average selling prices, product release dates, the timing of our discontinuance of support for older product offerings, the timing of sales of our higher-priced Intuit-Branded Small Business offerings, our methods for distributing our products, including the shift to a consignment model for some of our desktop products sold through retail distribution channels, and the timing of acquisitions, divestitures, and goodwill and purchased intangible asset impairment charges.

As our product and service offerings become more complex our revenue streams become less predictable.

Our expanding range of products and services generates more varied revenue streams than our traditional desktop software businesses. The accounting policies that apply to these revenue streams are more complex than those that apply to our traditional products and services. We expect this trend to continue as we acquire additional companies and expand our offerings. For example, as we begin to offer additional features and options as part of multiple-element sales arrangements, we could be required to defer a higher percentage of our product revenue at the time of sale than we do for traditional products. This would decrease recognized revenue at the time products are shipped, but result in increased recognized revenue in fiscal periods after shipment. For example, some of our TurboTax offerings provide for both use of our software and filing of returns electronically, causing some of our revenue to be deferred until the time of the actual filing of tax returns by our customers. In addition, our Intuit-Branded Small Business segment businesses offer products and services with significantly higher prices than we have traditionally offered. Revenue from these offerings tends to be less predictable than revenue from our traditional desktop products, due to longer sales and implementation cycles. These businesses also tend to rely on a relatively small number of large orders for a substantial portion of their revenue in a particular quarter, which could cause our quarterly revenue from these businesses to fluctuate.

Acquisition-related costs and impairment charges can cause significant fluctuation in our net income.

Our recent acquisitions have resulted in significant expenses, including amortization of purchased software (which is reflected in cost of revenue), as well as charges for in-process research and development, and amortization and impairment of goodwill, purchased intangible assets and deferred compensation (which are reflected in operating expenses). Total acquisition-related costs in the categories identified above were $196.0 million in fiscal 2002, $56.6 million in fiscal 2003 and $56.6 million in fiscal 2004. Fiscal 2003 and 2004 acquisition-related costs have declined primarily because of a change in the accounting treatment of goodwill. However, we may incur less frequent, but larger, impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that could not have been reasonably foreseen in prior periods. For example, at the end of fiscal 2004 we incurred an impairment charge of $18.7 million related to our acquisition of Intuit Public Sector Solutions. As of July 31, 2004, we had an unamortized goodwill balance of approximately $670.0 million, which could be subject to impairment charges in the future. New acquisitions, and any impairment of the value of purchased assets, could have a significant negative impact on our future operating results.

If we do not respond promptly and effectively to customer service and technical support inquiries we will lose customers and our revenues will decline.

The effectiveness of our customer service and technical support operations are critical to customer satisfaction and our financial success. If we do not respond effectively to service and technical support requests we will lose customers and miss out on potential revenue opportunities, such as paid service and new product sales. In our service offerings, such as our merchant card processing and outsourced payroll businesses, customer service delivery is fundamental to retaining and maintaining existing customer and acquiring new customers. We occasionally experience customer service and technical support problems, including longer than expected waiting times for customers when our staffing and systems are inadequate to handle a higher-than-anticipated volume of requests. We also risk losing service at any one of our customer contact centers and our redundancy systems could prove inadequate to provide backup support. Training and retaining qualified customer service and technical support personnel is particularly challenging due to the expansion of our product offerings and the seasonality of our tax business. For example, in fiscal 2004 the number of our consumer tax service representatives ranged from 10 during off-season months to about 750 at the peak of the season. If we do not adequately train our support representatives our customers will not receive the level of support that they demand and we strive to deliver. To improve our performance in this area, we must eliminate underlying causes of service and support requests through product improvements, better order fulfillment processes, more robust self-help tools, and improved ability to accurately anticipate demand for support. Implementing any of these improvements can be expensive, time consuming and ultimately prove unsuccessful. If we do not deliver the high level of support that our customers expect for any of the reasons stated above we will lose customers and our financial results will suffer.

If we encounter problems with our third-party customer service and technical support providers our business will be harmed and margins will decline.

We outsource a substantial portion of our customer support activities to third-party service providers, most significantly to service providers in India. During fiscal 2004 we greatly increased the number of third-party customer service representatives working on our behalf and we expect to continue to rely heavily on third parties in the future. This strategy provides us with lower operating costs and greater flexibility, but also presents risks to our business, including the following:

•	International outsourcing has received considerable negative attention in the media and there are indications that the U.S. Congress may pass legislation that would impact how we operate and impact customer perceptions of our service. For example, in Congress legislators have discussed restricting the flow of personal information to overseas providers and requiring representatives in foreign jurisdictions to affirmatively identify themselves by name and location;
•	Customers may react negatively to providing information to and receiving support from overseas organizations;
•	We may not be able to impact the quality of support that we provide as directly as we are able to in our company-run call centers;
•	In recent years India has experienced political instability and changing policies that may impact our operations. In addition, for a number of years India and Pakistan have been in conflict and an active state of war between the two countries could disrupt our services; and
•	We rely on a global communications infrastructure that may be interrupted in a number of ways. For example, in fiscal 2004 we had to reroute calls to India due to an underwater cable being cut in the Mediterranean Sea.

We face significant risks in our retail distribution channel that could result in loss of revenues and reduced margins.

We sell most of our desktop software products through our retail distribution channel and a relatively small number of retailers generate much of our sales volume. Our principal retailers have significant bargaining leverage due to their size and available resources. Any change in principal business terms, termination or major disruption of our relationship with these resellers could result in a potentially significant decline in our revenues and earnings. For example, the sourcing decisions, product display locations and promotional activities that retailers undertake can greatly impact the sales of our products. Due to its seasonal nature, sales of TurboTax are particularly impacted by such decisions and if our principal distribution sources were to elect to carry or promote competitive products our revenues would decline. The fact that we also sell our products directly could cause retailers to reduce their efforts to promote our products or stop selling our products altogether. If any of our retailers run into financial difficulties we may be unable to collect amounts that we are owed.

Selling new products may be more challenging and costlier than selling our historical products, causing our margins to decline.

Because our strategy for some of our products involves the routine introduction of new products at retail, if retailers do not offer our new products we will not be able to grow as planned. An outcome of our “Right for Me” marketing approach is the introduction of additional versions of our products. Retailers may be reluctant to stock unproven products, or products that sell at higher prices, but more slowly. Retailers may also choose to place less emphasis on software as a category within their stores. In addition, it may be costlier for us to market and sell some of our higher priced products due to our need to convey the more customer-specific value of the products to customers rather than communicating more generalized benefits. This may require us to develop other marketing programs that supplement our traditional in-store promotional efforts to sell these products to customers causing our margins to shrink. If retail distribution proves an ineffective channel for certain of our new offerings it could adversely impact our growth, revenue and profitability.

If our manufacturing and distribution suppliers execute poorly our business will be harmed.

We have chosen to outsource the manufacturing and distribution of many of our desktop software products to a small number of third party providers and we use a single vendor to produce and distribute our check and business forms supplies products. Although our reliance on a small number of suppliers, or a single supplier, provides us with efficiencies and enhanced bargaining power, poor performance by or lack of effective communication with these parties can significantly harm our business. This risk is amplified by the fact that we carry very little inventory and rely on just-in-time manufacturing processes. We have experienced problems with our suppliers in the past. For example, during fiscal 2004 one of our suppliers was unable to fulfill orders for some of our software products for a number of days due to operational difficulties and communication errors. Although together we were able to mitigate the impact of that delay with minimal disruption to our business, if we experience longer delays, delays during a peak demand period or significant quality issues our business will be significantly harmed.

Failure of our information technology systems or those of our service providers could adversely affect our future operating results.

We rely on a variety of internal technology systems and technology systems maintained by our outside manufacturing and distribution suppliers to take and fulfill customer orders, handle customer service requests, host our Web-based activities, support internal operations, and store customer and company data. These systems could be damaged or interrupted, preventing us or our service providers from accepting and fulfilling customer orders or otherwise interrupting our business. In addition, these systems could suffer security breaches, causing company and customer data to be unintentionally disclosed. Any of these occurrences could adversely impact our operations. We have experienced system challenges in the past. For example, during fiscal 2004 some of our non-critical systems were interrupted due to computer viruses that caused loss of productivity and added expense. We also experience computer server failures from time to time. To prevent interruptions we must continually upgrade our systems and processes to ensure that we have adequate recoverability – both of which are costly and time consuming. While we and our outside service partners have backup systems for certain aspects of our operations, not all systems upon which we rely are fully redundant and disaster recovery planning may not be sufficient for all eventualities.

Possession and use of personal customer information by our businesses presents risks and expenses that could harm our business.

A number of our businesses possess personal customer information. Possession and use of this information in conducting our business subjects us to regulatory burdens and potential lawsuits. We have incurred – and will continue to incur – significant expenses to comply with mandatory privacy and security standards and protocols and there is a trend toward greater regulation of privacy. For example, regulations like the recently created federal “Do Not Call List,” and actions by Internet service providers to limit communications with their subscribers may impede our ability to communicate with our customers and increase our compliance costs. Because our businesses rely heavily on direct marketing, any limitations on our ability to communicate with our customers could harm our financial results. In the past we have experienced lawsuits and negative publicity relating to privacy issues and we could face similar suits in the future. A major breach of customer privacy or security by Intuit, or even another company, could have serious negative consequences for our businesses, including direct damages that we may be required to pay as a result of a breach by us, reduced customer demand for our services and additional regulation by federal or state agencies. Although we have sophisticated network security, internal control measures, and physical security procedures to safeguard customer information, there can be no assurance that a data security breach or theft will not occur resulting in harm to our business and results of operations.

If we fail to adequately protect our intellectual property rights, competitors may exploit our innovations, which could weaken our competitive position and reduce our revenues.

Our success depends upon our proprietary technology. We rely on a combination of copyright, trade secret, trademark, patent, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, contractors, distributors and corporate partners and into license agreements with respect to our software, documentation and other proprietary information. Effectively creating and protecting our proprietary rights is expensive and may require us to engage in expensive and distracting litigation. Despite these precautions, third parties could copy or otherwise obtain and use our products or technology without authorization. Because we outsource significant aspects of our product development, manufacturing and distribution we are at risk that confidential portions of our intellectual property could become public by lapses in security by our contractors. We have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to others. These licensees may take actions that diminish the value of our proprietary rights or harm our reputation. It is also possible that other companies could successfully challenge the validity or scope of our patents and that our patent portfolio, which is relatively small, may not provide us with a meaningful competitive advantage. Ultimately, our attempts to secure legal protection for our proprietary rights may not be adequate and our competitors could independently develop similar technologies, duplicate our products, or design around patents and other intellectual property rights. If our intellectual property protection proves inadequate we could lose our competitive advantage and our financial results will suffer.

We expect copying and misuse of our intellectual property to be a persistent problem causing lost revenue and increased expenses.

Our intellectual property rights are among our most valuable assets. Policing unauthorized use and copying of our products is difficult, expensive, and time consuming. Current U.S. laws that prohibit copying give us only limited practical protection from software piracy and the laws of many other countries provide very little protection. We may not be able to prevent misappropriation of our technology. For example, we frequently encounter unauthorized copies of our software being sold through online auction sites and other online marketplaces. In addition, efforts to protect our intellectual property may be misunderstood and perceived negatively by our customers. For example, during 2003 we employed technology to prohibit unauthorized sharing of our TurboTax products. These efforts were not effectively communicated causing a negative reaction by some of our customers who misunderstood our actions. Although we continue to evaluate technology solutions to piracy, and we continue to increase our civil and criminal enforcement efforts, we expect piracy to be a persistent problem that results in lost revenues and increased expenses.

We do not own all of the software, other technologies and content used in our products and services.

Many of our products are designed to include intellectual property owned by third parties. We believe we have all of the necessary licenses from third parties to use and distribute third party technology and content that we do not own that is used in our current products and services. From time to time we may be required to renegotiate with these third parties – or negotiate with new third parties – to include their technology or content in our existing products, in new versions of our existing products or in wholly new products. We may not be able to negotiate or renegotiate licenses on reasonable terms, or at all. If we are unable to obtain the rights necessary to use or continue to use third-party technology or content in our products and services, we may not be able to sell the affected products, which would in turn have a negative impact on our revenue and operating results.

We may unintentionally infringe the intellectual property rights of others, which could expose us to substantial damages or restrict our business operations.

As the number of our products and services increases and their features and content continue to expand, and as we acquire technology through acquisitions or licenses, we may increasingly become subject to infringement claims by third parties. We expect that software products in general will increasingly be subject to these claims as the number of products and competitors increase, the functionality of products overlap and as the patenting of software functionality continues to grow. From time to time, we have received communications from third parties in which the claimant alleges that a product or service we offer infringes the claimant’s intellectual property rights. Occasionally these communications result in lawsuits. In many of these cases, it is difficult to assess the extent to which the intellectual property right that the claimant asserts is valid or the extent to which we have any material exposure. The receipt of a notice alleging infringement may require us to obtain a costly opinion of counsel to prevent an allegation of intentional infringement. Future claims could present an exposure of uncertain magnitude. Existing or future infringement claims or lawsuits against us, whether valid or not, may be time consuming and expensive to defend and be distracting to our developers and management. Intellectual property litigation or claims could force us to do one or more of the following: cease selling, incorporating or using products or services that incorporate the challenged intellectual property; obtain a license from the holder of the infringed intellectual property, which may not be available on commercially favorable terms or at all; or redesign our software products or services, possibly in a manner that reduces their commercial appeal. Any of these actions may cause material harm to our business and financial results.

Our acquisition activity could disrupt our ongoing business and may present risks not contemplated at the time of the transactions.

We have acquired and may continue to acquire companies, products and technologies that complement our strategic direction. For example, over the last three fiscal years we have acquired the stock or assets of eight companies. These acquisitions may involve significant risks and uncertainties, including:

•	inability to successfully integrate the acquired technology and operations into our business and maintain uniform standards, controls, policies, and procedures;
•	distraction of management’s attention away from normal business operations;
•	challenges retaining the key employees of the acquired operation;
•	insufficient revenue generation to offset liabilities assumed;
•	expenses associated with the acquisition; and
•	unidentified issues not discovered in our due diligence process, including product quality issues and legal contingencies.

Acquisitions are inherently risky, we can not be certain that our previous or future acquisitions will be successful and will not materially adversely affect the conduct, operating results or financial condition of our business. We have generally paid cash for our recent acquisitions. If we issue common stock or other equity related purchase rights as consideration in an acquisition, current shareholders’ percentage ownership and earnings per share may become diluted.

If we fail to operate our outsourced payroll business effectively our revenue and profitability will be harmed.

Our payroll business handles a significant amount of dollar and transaction volume. Due to the size and volume of transactions that we handle effective processing systems and controls are essential to ensure that transactions are handled appropriately. Despite our efforts, it is possible that we may make errors or that funds may be misappropriated. In addition to any direct damages and fines that any such problems would create, which could be substantial, the loss of customer confidence in our accuracy and controls would seriously harm our business. Our payroll business has grown largely through acquisitions and our systems are comprised of multiple technology platforms that are difficult to scale. We must constantly continue to upgrade our systems and processes to ensure that we process customer data in an accurate, reliable and timely manner. These upgrades must also meet the various regulatory deadlines associated with employer-related payroll activities. Any failure of our systems or processes in critical switch-over times, such as in January when many businesses elect to change payroll service providers, would be detrimental to our business. If we failed to timely deliver any of our payroll products, it could cause our current and prospective customers to choose a competitor’s product for that year’s payroll and not to purchase Intuit products in the future. To generate sustained growth in our payroll business we must successfully develop and manage a more proactive inside and field sales operation. If these efforts are not successful our revenue growth and profitability will decline.

Interest income attributable to payroll customer deposits may fluctuate or be eliminated causing our revenue and profitability to decline.

We currently earn revenue from interest earned on customer deposits that we hold pending payment of funds to taxing authorities or to customers’ employees. If interest rates decline, or there are regulatory changes that diminish the amount of time that we are required or permitted to hold such funds our interest revenue will decline.

We face a number of risks in our merchant card processing business that could result in a reduction in our revenues and profits.

Our merchant card processing service business is subject to the following risks:

•	if merchants for whom we process credit card transactions are unable to pay refunds due to their customers in connection with disputed or fraudulent merchant transactions we may be required to pay those amounts and our payments may exceed the amount of the customer reserves we have established to make such payments;
•	we will not be able to conduct our business if the bank sponsors and card payment processors and other service providers that we rely on to process bankcard transactions terminate their relationships with us and we are not able to secure or successfully migrate our business elsewhere;
•	we could be required to stop providing payment processing services for Visa and MasterCard if we or our bank sponsors fail to adhere to the standards of the Visa and MasterCard credit card associations;
•	we depend on independent sales organizations that do not serve us exclusively to acquire and retain merchant accounts;
•	our profit margins will be reduced if for competitive reasons we cannot increase our fees at times when Visa and MasterCard increase the fees that we pay to process merchant transactions through their systems;
•	unauthorized disclosure of merchant and cardholder data, whether through breach of our computer systems or otherwise, could expose us to protracted and costly litigation; and
•	we may encounter difficulties scaling our business systems to support our growth as we continue to migrate users of our QuickBooks Merchant Account Services from third-party service providers to our own systems.

Should any of these risks be realized our business could be harmed and our financial results will suffer.

Increased state filing mandates could significantly increase our costs.

We are required to comply with a variety of state revenue agency standards in order to successfully operate our tax preparation and electronic filing services. Changes in state-imposed requirements by one or more of the states, including the required use of specific technologies or technology standards, could significantly increase the costs of providing those services to our customers and could prevent us from delivering a quality product to our customers in a timely manner.

We may be unable to attract and retain key personnel.

Much of our future success depends on the continued service and availability of skilled personnel, including members of our executive team, and those in technical, marketing and staff positions. Experienced personnel in the software and services industries are in high demand and competition for their talents is intense, especially in the Silicon Valley and San Diego, California, where the majority of our employees are located. Although we strive to be an employer of choice, we may not be able to continue to successfully attract and retain key personnel which would cause our business to suffer.

If actual product returns exceed returns reserves, or if customer rebates exceed historical amounts, our revenue would be lower.

We ship more desktop software products to our distributors and retailers than we expect them to sell, in order to reduce the risk that distributors or retailers will run out of products. This is particularly true for our Consumer Tax products, which have a short selling season and for which returns occur primarily in our fourth fiscal quarter. Like most software companies, we have historically accepted significant product returns. We establish reserves against revenue for product returns in our financial statements, based on estimated future returns of products. We closely monitor levels of product sales and inventory in the retail channel in an effort to maintain reserves that are adequate to cover expected returns. In the past, returns have not generally exceeded these reserves. However, if we do experience actual returns that significantly exceed reserves, it would result in lower net revenue. In addition, our policy of recognizing revenue from distributors and retailers upon delivery of product for non-consignment sales is predicated upon our ability to reasonably estimate returns. If we do not continue to demonstrate our ability to estimate returns then our revenue recognition policy for these types of sales may no longer be appropriate. We also offer customer rebates as part of our selling efforts and establish reserves for payment of rebates. Historically a percentage of customers do not submit requests for their rebates. If a greater number of eligible customers seek rebates than for which we have provided reserves, our margins will be adversely affected. For example, if rebate redemptions for our QuickBooks, TurboTax and Quicken products were to increase by 1%, it would result in a decrease of approximately $1 million in our revenue.

Our insurance policies are costly, may be inadequate and potentially expose us to unrecoverable risks.

Insurance availability, coverage terms and pricing continue to vary with market conditions. We endeavor to obtain appropriate insurance coverage for insurable risks that we identify, however, we may fail to correctly anticipate or quantify insurable risks, we may not be able to obtain appropriate insurance coverage, and insurers may not respond as we intend to cover insurable events that may occur. We have observed rapidly changing conditions in the insurance markets relating to nearly all areas of traditional corporate insurance. Such conditions have resulted in higher premium costs, higher policy deductibles, and lower coverage limits. For some risks, because of cost or availability, the Company does not have insurance coverage. For these reasons, the Company is retaining a greater portion of its insurable risks than it has in the past at relatively greater cost.

If we are required to account for options under our employee stock plans as a compensation expense, it would significantly reduce our net income and earnings per share.

Although we are not currently required to record any compensation expense in connection with option grants to employees that have an exercise price at or above fair market value, it is possible that future accounting pronouncements will require us to treat all employee stock options as a compensation expense. The increased compensation expense would significantly reduce our net income and earnings per share under generally accepted accounting principles.

We are frequently a party to litigation that is costly to defend and is a distraction to our business.

Due to our financial position and the large number of customers that we serve we are often forced to defend litigation. For example we are currently being sued in three actions for claims related to our election to stop supporting certain of our older product offerings. Although we believe that these cases have no merit and we are defending the matters vigorously, defending such matters is distracting to management and expensive for Intuit. Although we often seek insurance coverage for litigation defense costs, there is no assurance that our defense costs, which can be substantial, will be covered in all cases. In addition, by its nature, litigation is unpredictable and we may not prevail even in cases where we strongly believe a plaintiff’s case has no valid claims. If we do not prevail in litigation we may be required to pay substantial monetary damages or alter our business operations. Regardless of the outcome, litigation is expensive and distracting and may reduce our income.

Unanticipated changes in our tax rates could affect our future results.

Our future effective tax rates could be favorably or unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or their interpretation. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on its operating results and financial condition.

Our stock price may be volatile.

Our stock has at times experienced substantial price volatility as a result of variations between our actual and anticipated financial results and as a result of our announcements and those of our competitors. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in ways that have been unrelated to the operating performance of these companies. These factors, as well as general economic and political conditions, may materially adversely affect the market price of our stock in the future.

If we fail to maintain an effective system of internal controls, we may not be able to detect fraud or report our financial results accurately, which could harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and to detect and prevent fraud. We periodically assess our system of internal controls, and the internal controls of service providers upon which we rely, to review their effectiveness and identify potential areas of improvement. These assessments may conclude that enhancements, modifications or changes to our system of internal controls are necessary. In addition, from time to time we acquire businesses, many of which have limited infrastructure and systems of internal controls. Performing assessments of internal controls, implementing necessary changes, and maintaining an effective internal controls process is expensive and requires considerable management attention, particularly in the case of newly acquired entities. Internal control systems are designed in part upon assumptions about the likelihood of future events, and all such systems, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. If we fail to implement and maintain an effective system of internal controls or prevent fraud, we could suffer losses, could be subject to costly litigation, investors could lose confidence in our reported financial information and our brand and operating results could be harmed, which could have a negative effect on the trading price of our common stock.

We must comply with recently enacted legislation known as SOX 404. Specifically, we and our independent registered public accounting firm must certify the adequacy of our internal controls over financial reporting at July 31, 2005. Identification of material weaknesses in internal controls over financial reporting by us or our independent registered public accounting firm could adversely affect our competitive position in our business, especially our outsourced payroll business, and the market price for our common stock.

Business interruptions could adversely affect our future operating results.

Several of our major business operations are subject to interruption by earthquake, fire, power shortages, terrorist attacks and other hostile acts, and other events beyond our control. The majority of our research and development activities, our corporate headquarters, our principal information technology systems, and other critical business operations are located near major seismic faults. We do not carry earthquake insurance for direct quake-related losses. Our operating results and financial condition could be materially adversely affected in the event of a major earthquake or other natural or manmade disaster.

Caution Regarding Forward-Looking Statements

This Report contains forward-looking statements. These forward-looking statements include our statements regarding the following: our belief that we can deliver solid revenue and profit growth; our expectations regarding our product development efforts noted in the last paragraph of the section entitled “Product Development,” our belief that our distributor relationships will increase growth opportunities in our higher-end offerings; our belief that our current real estate leases are sufficient to meet our current and near-term needs; our expectations regarding our use of cash generated in our business; the assumptions underlying our Critical Accounting Policies, including our estimates regarding product rebate and return reserves; our belief that revenue growth for our products is slowing due to market maturation; our plans to mitigate slowing revenue by developing and introducing new products and services; our plan to sell our Intuit Public Sector Solutions business; our belief that our income tax valuation allowance is sufficient; our expectation that we may use cash for future acquisitions of technology and businesses;

and our expectation that our cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for the next 12 months.

We caution investors that forward-looking statements are only predictions based on our current expectations about future events and are not guarantees of future performance. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements due to risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties include the following: the impact of intense competition in our business; difficulty in developing and introducing new products and services effectively; failure of customers to adopt our new products as expected; difficulties with suppliers and distribution channels; challenges associated with upgrading and integrating our information systems; unanticipated increases in customer rebate and return rates; significant impairment charges due to past acquisitions; we may be unable to sell our Intuit Public Sector Solutions business; and taxing authorities may challenge our tax positions. In addition, the risks and uncertainties that are discussed in this Item 7 under the caption “Risks That Could Affect Future Results” may also impact these forward-looking statements. We encourage you to read that section carefully along with the other information provided in this Report and in our other filings with the SEC before deciding to invest in our stock or to maintain or change your investment. We undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law.

ITEM 7A
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Short-Term Investment Portfolio

We do not hold derivative financial instruments in our portfolio of short-term investments and funds held for payroll customers. Our short-term investments and funds held for payroll customers consist of instruments that meet quality standards consistent with our investment policy. This policy specifies that, except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market or cash management funds, we diversify our holdings by limiting our short-term investments and funds held for payroll customers with any individual issuer.

The following table presents our portfolio of cash equivalents and short-term investments at July 31, 2004 by stated maturity. The table is classified by the original maturity date listed on the security and includes cash equivalents and short-term investments that are part of funds held for payroll customers on our balance sheet. As of July 31, 2004 the interest rate earned on our money market accounts is 0.90% and the interest rate earned on our short-term investments is 1.22%.

	Years Ending July 31,
					2009 and
	2005	2006	2007	2008	Thereafter	Total
(In thousands)
Cash equivalents	$198,189	$—	$—	$—	$—	$198,189
Short-term investments	280,417	255,788	15,186	15,757	516,127	1,083,275

	$478,606	$255,788	$15,186	$15,757	$516,127	$1,281,464

Interest Rate Risk

Our cash equivalents and our portfolio of short-term investments and funds held for payroll customers are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents, short-term investments and funds held for payroll customers and the value of those investments. Should interest rates increase by 10% from the levels of July 31, 2004, the value of our short-term investments and funds held for payroll customers would decline by approximately $0.9 million. Should interest rates increase by 100 basis points from the levels of July 31, 2004, the value of our short-term investments and funds held for payroll customers would decline by approximately $5.9 million.

Impact of Foreign Currency Rate Changes

Since we translate foreign currencies (primarily Canadian dollars and British pounds) into U.S dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant primarily because our global subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. There was a nominal currency exchange impact from our intercompany transactions for fiscal 2002. Due primarily to the effect of the weakening U.S. dollar on intercompany balances with our Canadian subsidiary, we recorded foreign currency exchange gains of $5.4 million in fiscal 2003 and $3.1 million in fiscal 2004. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of July 31, 2004, we did not engage in foreign currency hedging activities.

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

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Intuit Inc.

We have audited the accompanying consolidated balance sheets of Intuit Inc. as of July 31, 2003 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of Intuit’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intuit Inc. at July 31, 2003 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As disclosed in Note 1 and Note 4 of the consolidated financial statements, on August 1, 2002 Intuit Inc. changed its method of accounting for goodwill and other purchased intangible assets.

/s/ ERNST & YOUNG LLP

San Francisco, California
August 13, 2004

INTUIT INC.
CONSOLIDATED BALANCE SHEETS

	July 31,	July 31,
	2003	2004
(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$170,043	$27,249
Short-term investments	1,036,758	991,971
Accounts receivable, net of allowance for doubtful accounts
of $5,409 and $7,841, respectively	88,156	92,265
Deferred income taxes	34,824	31,473
Prepaid expenses and other current assets	33,082	50,542

Current assets before funds held for payroll customers	1,362,863	1,193,500
Funds held for payroll customers	306,007	323,041

Total current assets	1,668,870	1,516,541
Property and equipment, net	188,253	233,101
Goodwill, net	591,091	670,030
Purchased intangible assets, net	125,445	107,301
Long-term deferred income taxes	183,061	135,711
Loans to executive officers and other employees	19,690	15,809
Other assets	13,857	17,685

Total assets	$2,790,267	$2,696,178

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,786	$70,443
Accrued compensation and related liabilities	118,678	135,047
Deferred revenue	178,840	223,380
Income taxes payable	76,725	22,159
Other current liabilities	59,129	83,295

Current liabilities before payroll customer fund deposits	490,158	534,324
Payroll customer fund deposits	306,007	323,041

Total current liabilities	796,165	857,365

Long-term obligations	29,265	16,394

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value
Authorized — 1,345 shares total; 145 shares designated Series A;
250 shares designated Series B Junior Participating
Issued and outstanding — None	—	—
Common stock, $0.01 par value
Authorized — 750,000 shares
Issued and outstanding — 199,472 and 190,091 shares, respectively	1,995	1,901
Additional paid-in capital	1,919,559	1,947,325
Treasury stock, at cost	(672,326)	(1,088,389)
Deferred compensation	(25,850)	(19,434)
Accumulated other comprehensive loss	(789)	(3,375)
Retained earnings	742,248	984,391

Total stockholders’ equity	1,964,837	1,822,419

Total liabilities and stockholders’ equity	$2,790,267	$2,696,178

See accompanying notes.

INTUIT INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal
	2002	2003	2004
(In thousands, except per share amounts)
Net revenue:
Product	$973,795	$1,124,283	$1,212,362
Service	269,936	457,208	583,681
Other	68,497	69,252	71,620

Total net revenue	1,312,228	1,650,743	1,867,663

Costs and expenses:
Cost of revenue:
Cost of product revenue	157,373	173,800	172,059
Cost of service revenue	107,634	149,538	162,176
Cost of other revenue	24,366	20,626	27,362
Amortization of purchased software	7,159	13,796	13,456
Customer service and technical support	164,875	178,949	195,073
Selling and marketing	263,721	324,389	369,136
Research and development	198,471	255,821	281,129
General and administrative	109,076	148,855	183,080
Charge for purchased research and development	2,151	8,859	—
Charge (credit) for vacant facilities	13,237	(1,069)	729
Acquisition-related charges	159,395	33,947	24,472
Loss on impairment of goodwill and purchased intangible assets	27,270	—	18,664
Loss on impairment of long-lived asset	27,000	—	—

Total costs and expenses	1,261,728	1,307,511	1,447,336

Income from continuing operations	50,500	343,232	420,327
Interest and other income	27,276	38,694	30,844
Gains (losses) on marketable securities and other investments, net	(15,535)	10,912	1,729
Gain on divestiture of business	8,308	—	—

Income from continuing operations before income taxes	70,549	392,838	452,900
Income tax provision	16,934	129,636	135,870

Net income from continuing operations	53,615	263,202	317,030

Discontinued operations, net of income taxes (Note 9):
Net income from Quicken Loans discontinued operations	47,100	—	—
Gain on disposal of Quicken Loans discontinued operations	23,300	5,556	—
Net income from Intuit KK discontinued operations	16,145	3,267	—
Gain on disposal of Intuit KK discontinued operations	—	71,009	—

Net income from discontinued operations	86,545	79,832	—

Net income	$140,160	$343,034	$317,030

Basic net income per share from continuing operations	$0.25	$1.28	$1.62
Basic net income per share from discontinued operations	0.41	0.39	—

Basic net income per share	$0.66	$1.67	$1.62

Shares used in basic per share amounts	211,794	205,294	195,455

Diluted net income per share from continuing operations	$0.24	$1.25	$1.58
Diluted net income per share from discontinued operations	0.40	0.38	—

Diluted net income per share	$0.64	$1.63	$1.58

Shares used in diluted per share amounts	217,897	210,955	200,081

See accompanying notes.

INTUIT INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
						Other
	Common Stock		Additional			Comprehensive		Total
			Paid In	Treasury	Deferred	Income	Retained	Stockholders’
	Shares	Amount	Capital	Stock	Compensation	(Loss)	Earnings	Equity
(Dollars in thousands)
Balance at July 31, 2001	210,526,239	$2,105	$1,723,385	$(8,497)	$(21,720)	$28,180	$437,873	$2,161,326
Components of comprehensive income:
Net income	—	—	—	—	—	—	140,160	140,160
Other comprehensive loss, net of tax	—	—	—	—	—	(31,855)	—	(31,855)

Comprehensive income, net of tax								108,305
Issuance of common stock upon exercise of options and other	5,961,223	60	(10,178)	193,010	—	—	(66,691)	116,201
Issuance of common stock pursuant to Employee Stock Purchase Plan	583,991	6	10,178	7,656	—	—	—	17,840
Stock repurchase	(7,361,839)	(74)	—	(318,276)	—	—	—	(318,350)
Issuance of common stock pursuant to acquisitions	1,454,027	15	67,964	—	—	—	—	67,979
Tax benefit from employee stock option transactions	—	—	53,246	—	—	—	—	53,246
Deferred stock compensation	—	—	—	—	(1,620)	—	—	(1,620)
Amortization of deferred compensation	—	—	—	—	10,712	—	—	10,712

Balance at July 31, 2002	211,163,641	2,112	1,844,595	(126,107)	(12,628)	(3,675)	511,342	2,215,639
Components of comprehensive income:
Net income	—	—	—	—	—	—	343,034	343,034
Other comprehensive income, net of tax	—	—	—	—	—	2,886	—	2,886

Comprehensive income, net of tax								345,920
Issuance of common stock upon exercise of options and other	5,564,618	56	—	244,378	—	—	(107,146)	137,288
Issuance of common stock pursuant to Employee Stock Purchase Plan	476,454	5	—	23,550	—	—	(4,982)	18,573
Stock repurchase	(17,940,053)	(180)	—	(813,463)	—	—	—	(813,643)
Repurchase of vested restricted stock	(17,532)	—	—	(684)	—	—	—	(684)
Issuance of common stock pursuant to acquisitions	224,589	2	9,993	—	—	—	—	9,995
Tax benefit from employee stock option transactions	—	—	47,780	—	—	—	—	47,780
Stock bonus awards	—	—	18,082	—	(18,082)	—	—	—
Reduction of deferred stock compensation due to stock option cancellations	—	—	(891)	—	891	—	—	—
Amortization of deferred compensation	—	—	—	—	3,969	—	—	3,969

Balance at July 31, 2003	199,471,717	1,995	1,919,559	(672,326)	(25,850)	(789)	742,248	1,964,837
Components of comprehensive income:
Net income	—	—	—	—	—	—	317,030	317,030
Other comprehensive loss, net of tax	—	—	—	—	—	(2,586)	—	(2,586)

Comprehensive income, net of tax								314,444
Issuance of common stock upon exercise of options and other	3,611,671	36	—	167,425	—	—	(69,337)	98,124
Issuance of common stock pursuant to Employee Stock Purchase Plan	564,918	6	—	26,560	—	—	(5,550)	21,016
Stock repurchase	(13,540,579)	(136)	—	(609,282)	—	—	—	(609,418)
Repurchase of vested restricted stock	(17,177)	—	—	(766)	—	—	—	(766)
Tax benefit from employee stock option transactions	—	—	27,061	—	—	—	—	27,061
Stock bonus awards	54	—	1,089	—	(1,089)	—	—	—
Reduction of deferred stock compensation due to stock option cancellations	—	—	(384)	—	384	—	—	—
Amortization of deferred compensation	—	—	—	—	7,121	—	—	7,121

Balance at July 31, 2004	190,090,604	$1,901	$1,947,325	$(1,088,389)	$(19,434)	$(3,375)	$984,391	$1,822,419

See accompanying notes.

INTUIT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal
	2002	2003	2004
(In thousands)
Cash flows from operating activities:
Net income from continuing operations	$53,615	$263,202	$317,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	58,841	73,776	77,604
Acquisition-related charges	159,395	33,947	24,472
Amortization of purchased software	7,159	13,796	13,456
Amortization of other purchased intangible assets	—	2,677	5,982
Charge for purchased research and development	2,151	8,859	—
Amortization of deferred compensation not related to acquisitions	2,534	2,714	6,232
Charge (credit) for vacant facilities	13,237	(1,069)	729
Loss on disposal of property and equipment	3,227	2,348	2,754
Loss on impairment of goodwill and purchased intangible assets	27,270	—	18,664
Loss on impairment of long-lived asset	27,000	—	—
Amortization of premiums and discounts on available-for-sale debt securities	9,328	7,978	12,449
Net realized (gains) losses on sales of available-for-sale debt securities	(1,716)	(1,836)	(391)
Net (gains) losses from marketable securities and other investments	15,535	(10,912)	(1,729)
Deferred income taxes	(21,575)	22,541	51,695
Tax benefit from employee stock options	53,246	47,780	27,061
Gain on foreign exchange transactions	(140)	(5,362)	(3,088)
Net gain on divestiture of businesses	(8,308)	—	—

Subtotal	400,799	460,439	552,920

Changes in operating assets and liabilities:
Accounts receivable	(11,520)	(31,672)	(1,920)
Income taxes receivable	(2,187)	2,187	—
Prepaid expenses and other current assets	(11,144)	23,446	(12,783)
Accounts payable	8,522	(14,968)	11,498
Accrued compensation and related liabilities	21,578	31,019	16,185
Deferred revenue	12,488	24,429	44,305
Income taxes payable	(65,726)	82,590	(54,646)
Other current liabilities	(1,187)	(7,282)	19,016

Total changes in operating assets and liabilities	(49,176)	109,749	21,655

Net cash provided by operating activities	351,623	570,188	574,575

Cash flows from investing activities:
Purchases of available-for-sale debt securities	(2,849,548)	(2,302,536)	(3,554,863)
Liquidation and maturity of available-for-sale debt securities	3,144,644	2,071,902	3,490,533
Proceeds from the sale of marketable securities	23,435	37,546	—
Net change in funds held for payroll customers’ money market funds and other cash equivalents	(50,938)	(5,598)	77,166
Purchases of property and equipment	(43,496)	(41,696)	(52,260)
Capitalization of internal use software	(19,923)	(43,048)	(65,879)
Change in other assets	(9,582)	(122)	814
Net change in payroll customer fund deposits	51,087	5,626	17,034
Acquisitions of businesses, net of cash acquired	(284,065)	(214,807)	(123,550)

Net cash used in investing activities	(38,386)	(492,733)	(211,005)

Cash flows from financing activities:
Change in long-term obligations	(11,333)	(3,297)	(15,492)
Net proceeds from issuance of common stock under stock plans	133,565	155,861	119,140
Purchase of treasury stock	(318,350)	(814,327)	(610,184)

Net cash used in financing activities	(196,118)	(661,763)	(506,536)

Net cash provided by discontinued operations	225,210	341,372	—
Effect of exchange rates on cash and cash equivalents	(291)	4,031	172

Net increase (decrease) in cash and cash equivalents	342,038	(238,905)	(142,794)
Cash and cash equivalents at beginning of period	66,910	408,948	170,043

Cash and cash equivalents at end of period	$408,948	$170,043	$27,249

Supplemental disclosure of cash flow information:
Interest paid	$1,768	$890	$314

Income taxes paid (refunded)	$101,645	$(21,684)	$112,357

Capital lease obligations incurred for acquisition of equipment	$—	$—	$7,435

See accompanying notes.

INTUIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the financial statements of Intuit and its wholly owned subsidiaries. We have eliminated all significant intercompany balances and transactions in consolidation. We have reclassified certain other amounts previously reported in our financial statements to conform to the current presentation. As discussed in Note 9, we accounted for the July 2002 sale of our Quicken Loans mortgage business and the February 2003 sale of our Japanese subsidiary, Intuit KK, as discontinued operations. Accordingly, we have reclassified our financial statements for all periods prior to the sales to reflect Quicken Loans and Intuit KK as discontinued operations. Unless noted otherwise, discussions in these notes pertain to our continuing operations.

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

Net Revenue

We derive revenue from the sale of packaged software products, license fees, product support, professional services, outsourced payroll services, transaction fees and multiple element arrangements that may include any combination of these items. We recognize revenue for software products and related services in accordance with the American Institute of Certified Public Accountants’ Statement of Position, or SOP, 97-2, “Software Revenue Recognition,” as modified by SOP 98-9. For other offerings, we follow Staff Accounting Bulletin No. 104, “Revenue Recognition.” We recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collectibility is probable.

In some situations, we receive advance payments from our customers. We also offer multiple element arrangements to our customers. We defer revenue associated with these advance payments and the fair value of undelivered elements until we ship the products or perform the services. Deferred revenue consisted of the following at the dates indicated:

	July 31,
	2003	2004
(In thousands)
Product and product-related services	$146,609	$182,715
Customer support	32,231	40,665

	$178,840	$223,380

In accordance with the Financial Accounting Standard Board’s Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” we account for cash consideration (such as sales incentives) that we give to our customers or resellers as a reduction of revenue rather than as an operating expense unless we receive a benefit that we can identify and for which we can reasonably estimate the fair value.

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

We reduce product revenue from distributors and retailers for estimated returns that are based on historical returns experience and other factors such as the volume and price mix of products in the retail channel, return rates for prior releases of the product, trends in retailer inventory and economic trends that might impact customer demand for our products (including the competitive environment and the timing of new releases of our product). We also reduce product revenue for the estimated redemption of rebates on certain current product sales. Our estimated reserves for distributor and retailer sales incentive rebates are based on distributors’ and retailers’ actual performance against the terms and conditions of rebate programs, which we typically establish annually. Our reserves for end user rebates are estimated based on the terms and conditions of the specific promotional rebate program, actual sales during the promotion, the amount of redemptions received and historical redemption trends by product and by type of promotional program.

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

We offer several technical support plans and recognize support revenue over the life of the plans. Service revenue also includes Web services such as TurboTax for the Web and electronic tax filing services in both our Consumer Tax and Professional Tax segments. Service revenue for electronic payment processing services that we provide to merchants is recorded net of interchange fees charged by credit card associations because we do not control these fees. Finally, service revenue includes revenue from consulting and training services, primarily in our Intuit-Branded Small Business segment. We generally recognize revenue as these services are performed, provided that we have no other remaining obligations to these customers and that the services performed are not essential to the functionality of delivered products and services.

Other Revenue
Other revenue consists primarily of revenue from revenue-sharing arrangements with third-party service providers and from online advertising agreements. We recognize transaction fees from revenue-sharing arrangements as end-user sales are reported to us by these partners. We typically recognize revenue from online advertising agreements as the lesser of when the advertisements are published or pro rata based on the contractual time period.

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

For arrangements where undelivered services are essential to the functionality of delivered software, we recognize both the product license revenues and service revenues under the percentage of completion contract method in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” To date, license and service revenues recognized pursuant to SOP 81-1 have not been significant.

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

Software Development Costs

Statement of Financial Accounting Standards, or SFAS, 86, “Accounting for Costs of Computer Software to be Sold, Leased, or otherwise Marketed,” requires companies to expense software development costs as they incur them until technological feasibility has been established, at which time those costs are capitalized until the product is available for general release to customers. To date, our software has been available for general release concurrent with the establishment of technological feasibility and, accordingly, we have not capitalized any development costs. SFAS 2, “Accounting for Research and Development Costs,” establishes accounting and reporting standards for research and development. In accordance with SFAS 2, costs we incur to enhance our existing products or after the general release of the service using the product are expensed in the period they are incurred and included in research and development costs on our statement of operations.

We capitalize costs related to computer software developed or obtained for internal use in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Software obtained for internal use has generally been enterprise-level business and finance software that we customize to meet our specific operational needs. Costs incurred in the application development phase are capitalized and amortized over their useful lives, generally three to five years. We have not sold, leased or licensed software developed for internal use to our customers and we have no intention of doing so in the future.

Advertising

We expense advertising costs as we incur them. We recorded advertising expense of approximately $28.9 million in fiscal 2002, $31.6 million in fiscal 2003 and $43.1 million in fiscal 2004.

Foreign Currency

The functional currency of all our foreign subsidiaries is the local currency. Assets and liabilities of our foreign subsidiaries are translated at the exchange rate on the balance sheet date. Revenue, costs and expenses are translated at average rates of exchange in effect during the year. We report translation gains and losses as a separate component of stockholders’ equity. We include net gains and losses resulting from foreign exchange transactions on our statement of operations. We recorded net gains from foreign exchange transactions of $0.1 million in fiscal 2002, $5.4 million in fiscal 2003 and $3.1 million in fiscal 2004.

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

Our diluted net income per share computations for fiscal 2002, 2003 and 2004 included 6.1 million, 5.7 million and 4.6 million common equivalent shares. Our diluted net income per share computations for these periods did not include the effect of options to purchase 8.3 million, 7.0 million and 7.8 million shares of common stock because the option exercise prices were greater than the average market price of our common stock.

Cash Equivalents and Short-Term Investments

We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of money market funds in all periods presented. Short-term investments consist of available-for-sale debt securities that we carry at fair value. We use the specific identification method to compute gains and losses on short-term investments. We include unrealized gains and losses on short-term investments, net of tax, in stockholders’ equity. Available-for-sale debt securities are classified as current assets based upon our intent and ability to use any and all of these securities as necessary to satisfy the significant short-term liquidity requirements that may arise from the highly seasonal and cyclical nature of our businesses. Because of our significant business seasonality, stock repurchase programs and acquisition opportunities, cash flow requirements may fluctuate dramatically from quarter to quarter and require us to use a significant amount of the short-term investments held as available-for-sale securities. See Note 2.

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

Funds Held for Payroll Customers and Payroll Customer Fund Deposits

Funds held for payroll customers represent cash held on behalf of our payroll customers that is invested in cash and cash equivalents and short-term investments. Payroll customer fund deposits consist primarily of payroll taxes we owe on behalf of our payroll customers.

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

Goodwill, Purchased Intangible Assets and Other Long-Lived Assets

We record goodwill when the purchase price of net tangible and intangible assets we acquire exceeds their fair value. In fiscal 2002 we generally amortized goodwill on a straight-line basis over periods ranging from three to five years. However, in accordance with SFAS 142, “Goodwill and Other Intangible Assets,” we did not amortize goodwill for acquisitions completed after June 30, 2001, and effective August 1, 2002 we no longer amortized goodwill for acquisitions completed before July 1, 2001. We amortize the cost of identified intangible assets on a straight-line basis over periods ranging from two to seven years.

We regularly perform reviews to determine if the carrying values of our long-lived assets are impaired. In accordance with SFAS 142, we review goodwill and other intangible assets that have indefinite useful lives for impairment at least annually in our fourth fiscal quarter, or more frequently if an event occurs indicating the potential for impairment. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review intangible assets that have finite useful lives and other long-lived assets when an event occurs indicating the potential for impairment. In our reviews, we look for facts or circumstances, either internal or external, indicating that we may not recover the carrying value of the asset. We measure impairment losses related to long-lived assets based on the amount by which the carrying amounts of these assets exceed their fair values. Our measurement of fair value is generally based on a blend of an analysis of the present value of estimated future discounted cash flows and a comparison of revenue and operating income multiples for companies of similar industry and/or size. Our analysis is based on available information and reasonable and supportable assumptions and projections. The discounted cash flow analysis considers the likelihood of possible outcomes and is based on our best estimate of projected future cash flows. If necessary, we perform subsequent calculations to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets.

Stock-Based Incentive Programs

We provide equity incentives to our employees and to our Board members. We apply the intrinsic value recognition and measurement principles of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based incentives. Accordingly, we are not required to record compensation expense when stock options are granted to eligible participants as long as the exercise price is not less than the fair market value of the stock when the option is granted. We are also not required to record compensation expense in connection with our Employee Stock Purchase Plan as long as the purchase price of the stock is not less than 85% of the lower of the fair market value of the stock at the beginning of each offering period or at the end of each purchase period.

In October 1995 the FASB issued SFAS 123, “Accounting for Stock-Based Compensation,” and in December 2002 the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Although these pronouncements allow us to continue to follow the APB 25 guidelines and not record compensation expense for most employee stock-based awards, we are required to disclose our pro forma net income or loss and net income or loss per share as if we had adopted SFAS 123 and SFAS 148. The pro forma impact of applying SFAS 123 and SFAS 148 in fiscal 2002, 2003 and 2004 does not necessarily represent the pro forma impact in future years.

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

Assumptions used for the valuation model are set forth below. Prior to the fourth quarter of fiscal 2004, we based the volatility factor for stock options on the historical volatility of our stock over the most recent five-year period. Beginning in the fourth quarter of fiscal 2004, we based the volatility factor for stock options on the historical volatility of our stock over the most recent three-year period, which is approximately equal to the average expected life of our options.

	Stock Options			Employee Stock Purchase Plan
	Fiscal			Fiscal
	2002	2003	2004	2002	2003	2004
Expected life (years)	3.39	3.43	3.36	1.00	1.00	1.00
Expected volatility factor	74%	78%	65%	74%	78%	63%
Risk-free interest rate	2.49%	2.07%	2.43%	2.25%	0.98%	1.03%
Expected dividend yield	—	—	—	—	—	—

The following table illustrates the effect on our net income and net income per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based incentives using the Black Scholes valuation model. For purposes of this reconciliation, we add back to previously reported net income all stock-based incentive expense we have recorded that relates to acquisitions. We then deduct the pro forma stock-based incentive expense determined under the fair value method for all awards including those that relate to acquisitions. The pro forma stock-based incentive expense has no impact on our cash flow. In the future, we may elect or be required to use a different valuation model, which could result in a significantly different impact on our pro forma net income or loss.

	Fiscal
	2002	2003	2004
(In thousands, except per share amounts)
Net income
Net income, as reported	$140,160	$343,034	$317,030
Add: Stock-based employee compensation expense included in reported net income, net of income taxes	5,192	753	533
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of income taxes	(94,726)	(84,384)	(70,480)

Pro forma net income	$50,626	$259,403	$247,083

Net income per share
Basic — as reported	$0.66	$1.67	$1.62

Basic — pro forma	$0.24	$1.26	$1.26

Diluted — as reported	$0.64	$1.63	$1.58

Diluted — pro forma	$0.23	$1.23	$1.23

The weighted average fair value of options granted during fiscal 2002 was $20.31, during fiscal 2003 was $22.20 and during fiscal 2004 was $19.74.

Concentration of Credit Risk and Significant Customers and Suppliers

We operate in markets that are highly competitive and rapidly changing. Significant technological changes, shifting customer requirements, the emergence of competitive products or services with new capabilities and other factors could negatively impact our operating results.

We are also subject to risks related to changes in the values of our significant balance of short-term investments and funds held for payroll customers. Our portfolio of short-term investments consists of investment-grade securities and our funds held for payroll customers consist of cash and cash equivalents and investment-grade securities. Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market or cash management funds, we diversify our short-term investments by limiting our holdings with any individual issuer.

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

We sell a significant proportion of our software products directly to many retailers rather than through a few major distributors. No distributor or individual retailer accounted for 10% or more of total net revenue in fiscal 2002, 2003 or 2004, nor did any customer account for 10% or more of accounts receivable at July 31, 2003 or July 31, 2004. Amounts due from Rock Acquisition Corporation under certain licensing and distribution agreements comprised 10.8% of accounts receivable at July 31, 2003 and 10.3% of accounts receivable at July 31, 2004. See Note 9.

We rely on three third-party vendors to perform the manufacturing and distribution functions for our primary desktop software products. We also have a key single-source vendor for our financial supplies business that prints and fulfills orders for all of our checks and most other products for that business. While we believe that relying heavily on key vendors improves the efficiency and reliability of our business operations, relying on any one vendor for a significant aspect of our business can have a significant negative impact on our revenue and profitability if that vendor fails to perform at acceptable service levels for any reason, including financial difficulties of the vendor.

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

2.  Short-Term Investments and Funds Held for Payroll Customers

As discussed in Note 1, “Concentration of Credit Risk and Significant Customers and Suppliers,” our portfolio of short-term investments consists of investment-grade securities and our funds held for payroll customers consist of cash and cash equivalents and investment-grade securities. Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market or cash management funds, we diversify our short-term investments by limiting our holdings with any individual issuer.

The following schedule summarizes our short-term investments and funds held for payroll customers at the dates indicated:

	July 31, 2003		July 31, 2004
	Cost	Fair Value	Cost	Fair Value
(In thousands)
Type of issue:
Cash and cash equivalents in funds held for payroll customers	$306,007	$306,007	$231,737	$231,737
Available-for-sale debt securities:
Corporate notes	50,457	50,471	54,378	54,009
Municipal bonds	930,618	931,374	939,717	938,143
U.S. government securities	55,328	54,913	91,684	91,123

Total available-for-sale debt securities	1,036,403	1,036,758	1,085,779	1,083,275

Total short-term investments and funds held for payroll customers	$1,342,410	$1,342,765	$1,317,516	$1,315,012

Classification of investments on the balance sheets:
Short-term investments	$1,036,403	$1,036,758	$994,475	$991,971
Funds held for payroll customers	306,007	306,007	323,041	323,041

	$1,342,410	$1,342,765	$1,317,516	$1,315,012

Gross unrealized gains and losses on our available-for-sale debt securities were as follows:

	Year Ended July 31,
	2003	2004
(In thousands)
Gross unrealized gains	$1,313	$174
Gross unrealized losses	(958)	(2,678)

Net unrealized gains (losses)	$355	$(2,504)

The following table summarizes the fair value and gross unrealized losses related to 367 available-for-sale debt securities, aggregated by type of investment and length of time that individual securities have been in a continuous unrealized loss position, at July 31, 2004:

	In a Loss Position for		In a Loss Position for
	Less Than 12 Months		12 Months or More		Total in a Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
July 31, 2004	Value	Losses	Value	Losses	Value	Losses
(In thousands)
Corporate notes	$41,199	$(369)	$—	$—	$41,199	$(369)
Municipal bonds	375,651	(1,639)	20,945	(101)	396,596	(1,740)
U.S. government securities	72,975	(532)	4,963	(37)	77,938	(569)

	$489,825	$(2,540)	$25,908	$(138)	$515,733	$(2,678)

We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. At July 31, 2004, we believe that the investments that we hold are not other-than-temporarily impaired. While certain available-for-sale debt securities have fair values that are below cost, we believe that it is probable that principal and interest will be collected in accordance with contractual terms, and that the decline in market value is due to changes in interest rates and not due to increased credit risk.

Gross realized gains and losses on our available-for-sale debt securities were as follows:

	Year Ended July 31,
	2002	2003	2004
(In thousands)
Gross realized gains	$1,909	$1,885	$728
Gross realized losses	(193)	(49)	(337)

Net realized gains	$1,716	$1,836	$391

The following table summarizes our available-for-sale debt securities held in short-term investments classified by the stated maturity date of the security:

	July 31, 2004
	Cost	Fair Value
(In thousands)
Due within one year	$280,757	$280,417
Due within two years	256,985	255,788
Due within three years	15,295	15,186
Due after three years	532,742	531,884

	$1,085,779	$1,083,275

3.  Property and Equipment

Property and equipment consisted of the following at the dates indicated:

		July 31,
	Life in
	Years	2003	2004
(Dollars in thousands)
Equipment	3-5	$215,605	$253,063
Computer software	3-5	99,258	131,481
Furniture and fixtures	5	28,930	28,557
Leasehold improvements	5-10	69,291	71,741
Land	NA	2,287	2,348
Buildings	30	25,875	26,646
Capital in progress	—	22,267	55,923

		463,513	569,759
Less accumulated depreciation and amortization		(275,260)	(336,658)

		$188,253	$233,101

Capital in progress consists primarily of costs related to internal use software projects. As discussed in Note 1, “Software Development Costs,” we capitalize costs related to the development of computer software for internal use in accordance with SOP 98-1. We capitalized internal use software costs totaling $19.9 million in fiscal 2002, $43.0 million in fiscal 2003 and $65.9 million in fiscal 2004. These amounts included capitalized labor costs of $12.9 million in fiscal 2002, $23.0 million in fiscal 2003 and $21.7 million in fiscal 2004. Costs related to internal use software projects are included in the capital in progress category of property and equipment until project completion, at which time they are transferred to the computer software category and amortized on a straight-line basis over their useful lives, generally three to five years.

4.  Goodwill and Purchased Intangible Assets

As discussed in Note 1, “Goodwill, Purchased Intangible Assets and Other Long-Lived Assets,” we adopted SFAS 142 on August 1, 2002. As a result, goodwill is no longer amortized but is subject to annual impairment tests. Most other intangible assets continue to be amortized over their estimated useful lives. If the non-amortization provisions of SFAS 142 had been in effect from the beginning of fiscal 2002, net income from continuing operations would have been $135.8 million and net income would have been $222.3 million in fiscal 2002. Diluted net income from continuing operations would have been $0.62 per share and diluted net income would have been $1.02 per share in that fiscal year.

Changes in the carrying value of goodwill by reportable segment during fiscal 2004 were as follows. Our reportable segments are described in Note 11.

	Balance	Goodwill	Goodwill	Foreign	Balance
	July 31,	Acquired/	Impairment	Currency	July 31,
	2003	Adjusted	Charge	Translation	2004
(In thousands)
QuickBooks-Related	$6,067	$98,366	$—	$—	$104,433
Intuit-Branded Small Business	473,240	(700)	(18,664)	—	453,876
Consumer Tax	11,204	(709)	—	—	10,495
Professional Tax	90,507	—	—	—	90,507
Other Businesses	10,073	—	—	646	10,719

	$591,091	$96,957	$(18,664)	$646	$670,030

The increase in goodwill was related primarily to our acquisition of Innovative Merchant Solutions in the first quarter of fiscal 2004. See Note 7. The goodwill impairment charge is described later in this Note 4.

Purchased intangible assets consisted of the following at the dates indicated:

	Life in	July 31,	July 31,
	Years	2003	2004
(Dollars in thousands)
Customer lists	3-7	$171,237	$190,953
Less accumulated amortization		(105,771)	(130,905)

		65,466	60,048

Purchased technology	2-7	143,605	147,246
Less accumulated amortization		(93,694)	(107,189)

		49,911	40,057

Trade names and logos	2-7	17,199	17,524
Less accumulated amortization		(10,293)	(12,711)

		6,906	4,813

Covenants not to compete	2-5	9,410	11,384
Less accumulated amortization		(6,248)	(9,001)

		3,162	2,383

Total purchased intangible assets		341,451	367,107
Total accumulated amortization		(216,006)	(259,806)

Total net purchased intangible assets		$125,445	$107,301

The increases in customer lists and covenants not to compete were due primarily to our acquisition of Innovative Merchant Solutions in the first quarter of fiscal 2004. See Note 7.

We summarize the following expenses on the acquisition-related charges line of our statement of operations:

	Fiscal
	2002	2003	2004
(In thousands)
Amortization of goodwill	$122,629	$—	$—
Amortization of purchased intangible assets	28,112	32,692	23,583
Amortization of acquisition-related deferred compensation	8,654	1,255	889

Total acquisition-related charges	$159,395	$33,947	$24,472

At July 31, 2004, we expected annual amortization of our purchased intangible assets by fiscal year to be as shown in the following table. Amortization of purchased intangible assets is charged primarily to amortization of purchased software in cost of revenue and to acquisition-related charges in operating expenses on our statement of operations. Future acquisitions could cause these amounts to increase. In addition, if impairment events occur they could accelerate the timing of charges.

Expected
Amortization
Expense
Fiscal year ending July 31,
(Dollars in thousands)
2005	$38,309
2006	32,142
2007	20,178
2008	9,963
2009	6,272
Thereafter	437

Total expected future amortization expense	$107,301

As discussed in Note 1, we regularly perform reviews to determine if the carrying values of our goodwill and purchased intangible assets may be impaired. We look for the existence of facts and circumstances, either internal or external, which indicate that the carrying value of the asset may not be recovered.

Fiscal 2002

During the second quarter of fiscal 2002, events and circumstances indicated impairment of goodwill and intangible assets that we received in connection with our acquisitions of an Internet-based advertising business from Venture Finance Software Corp. in August 2000 (part of our Other Businesses segment) and the Site Solutions business that we acquired from Boston Light Corp. in August 1999 (part of our Intuit-Branded Small Business segment).

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

In each case, we measured the impairment loss based on the amount by which the carrying amount of the assets exceeded their fair value based on lower projected profits and decreases in cash flow. Our measurement of fair value was based on an analysis of the future discounted cash flows as discussed in Note 1. Based on our analyses, in the second quarter of fiscal 2002 we recorded charges of $22.6 million to reduce the carrying value of the assets associated with our Internet-based advertising business to zero, and a charge of $4.7 million to reduce the carrying value of assets relating to our Site Solutions business to zero.

Fiscal 2004

During the fourth quarter of fiscal 2004, events and circumstances indicated impairment of goodwill that we recorded in connection with our acquisition of Intuit Public Sector Solutions, or IPSS, in May 2002 (part of our Intuit-Branded Small Business segment). The primary indicator of impairment was the fact that actual sales levels did not meet initial projections.

We measured the impairment loss based on the amount by which the carrying amount of goodwill exceeded the fair value based on lower projected profits and decreases in cash flow. Our measurement of fair value was based on a blend of an analysis of the future discounted cash flows and a comparison of revenue and operating income multiples for companies of similar industry and/or size as discussed in Note 1. Based on our analysis, in the fourth quarter of fiscal 2004 we recorded a charge of $18.7 million to reduce the carrying value of the goodwill to $10.9 million.

In August 2004 management formally approved a plan to sell IPSS. This subsidiary will be presented as discontinued operations beginning in fiscal 2005.

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

The components of accumulated other comprehensive income (loss), net of income taxes, were as follows:

	Unrealized Gain (Loss) on
			Foreign
	Marketable	Short-term	Currency
	Securities	Investments	Translation	Total
(In thousands)
Balance at July 31, 2001	$23,958	$4,686	$(464)	$28,180
Unrealized losses, net of income tax benefits of $18,082 and $1,065	(27,123)	(1,598)	—	(28,721)
Reclassification adjustment for realized gain included in net income, net of income tax benefit of $1,120 and $687	(1,680)	(1,030)	—	(2,710)
Translation adjustment	—	—	(424)	(424)

Other comprehensive loss	(28,803)	(2,628)	(424)	(31,855)

Balance at July 31, 2002	(4,845)	2,058	(888)	(3,675)
Unrealized gain (loss), net of income tax provision of $8,582 and benefit of $496	12,873	(743)	—	12,130
Reclassification adjustment for realized gain included in net income, net of income tax benefit of $5,282 and $734	(7,923)	(1,102)	—	(9,025)
Translation adjustment	—	—	(219)	(219)

Other comprehensive income (loss)	4,950	(1,845)	(219)	2,886

Balance at July 31, 2003	105	213	(1,107)	(789)
Unrealized gain (loss), net of income tax provision of $180 and benefit of $987	270	(1,481)	—	(1,211)
Reclassification adjustment for realized gain included in net income, net of income tax benefit of $156	—	(234)	—	(234)
Translation adjustment	—	—	(1,141)	(1,141)

Other comprehensive income (loss)	270	(1,715)	(1,141)	(2,586)

Balance at July 31, 2004	$375	$(1,502)	$(2,248)	$(3,375)

6.	Deferred Compensation

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

The following table summarizes the activity in deferred stock-based compensation:

	Fiscal
	2002	2003	2004
(In thousands)
Beginning balance	$21,720	$12,628	$25,850
Deferred stock-based compensation:
Restricted stock awards	—	18,082	1,089
Deferred stock-based compensation	1,620	—	—
Cancellation of restricted stock awards and deferred stock-based compensation	—	(891)	(384)

Total deferred stock-based compensation	1,620	17,191	705

Amortization of deferred stock-based compensation:
General and administrative expense	(2,534)	(2,714)	(6,232)
Acquisition-related charges	(8,654)	(1,255)	(889)

Total amortization of deferred stock-based compensation	(11,188)	(3,969)	(7,121)

Other	476	—	—

Ending balance	$12,628	$25,850	$19,434

7.	Acquisitions

The acquisitions described below have been accounted for as purchase transactions and, accordingly, the results of operations and financial position of the acquired businesses are included in Intuit’s financial statements from the date of acquisition. We allocate the difference between the purchase price and the net book value of acquired tangible assets between identified intangible assets and goodwill. Identified intangible assets consist of customer lists, purchased technology, trade names and logos, and covenants not to compete.

Fiscal 2002

In November 2001 we acquired substantially all of the assets of OMware, Inc. for $35.5 million or 924,973 shares of Intuit common stock, approximately $2.1 million in the assumption of debt and bridge loans and up to $8 million in Intuit common stock to be issued contingent upon the achievement of future performance objectives by the business unit. OMware was branded as Intuit Construction Business Solutions and became part of our Intuit-Branded Small Business segment. ICBS provides business management software solutions for construction companies. We allocated approximately $8.5 million of the purchase price to identified intangible assets and recorded the excess purchase price of $27.1 million as goodwill. The identified intangible assets are being amortized over five years.

In May 2002 we purchased all of the outstanding stock of The Flagship Group for approximately $23.3 million or 455,259 shares of Intuit common stock, the assumption of $4.7 million in debt and $3.3 million in cash. Flagship was the parent company of American Fundware, Inc., which was branded as Intuit Public Sector Solutions and became part of our Intuit-Branded Small Business segment. IPSS offers financial accounting solutions for nonprofit organizations, universities and government agencies. In connection with the agreement, we also assumed Flagship’s outstanding employee stock options for 1,204,000 shares of Flagship common stock, which were converted into options to purchase 130,316 shares of Intuit common stock. We allocated approximately $4.2 million of the purchase price to identified intangible assets and recorded the excess purchase price of $29.6 million as goodwill. The identified intangible assets are being amortized over terms ranging from three to 12 years.

In June 2002 we acquired all of the outstanding stock of CBS Employer Services, Inc. for approximately $75.3 million in cash and $3.2 million or 73,795 shares of Intuit common stock. CBS is a provider of full-service outsourced payroll functions for small businesses and became part of our Intuit-Branded Small Business segment. In connection with the agreement, we also assumed CBS’s outstanding employee stock options for 665,504 shares of CBS common stock, which were converted into options to purchase 193,891 shares of Intuit common stock. We allocated approximately $9.3 million of the purchase price to identified intangible assets and recorded the excess purchase price of $74.8 million as goodwill. The identified intangible assets are being amortized over terms ranging from five to six years. In fiscal 2003 we reduced the goodwill related to this acquisition by $2.6 million to reflect revisions to our restructuring plan and other acquisition-related adjustments.

In July 2002 we purchased all of the outstanding stock of Management Reports, Inc. for approximately $92.2 million in cash. MRI was branded as Intuit Real Estate Solutions and became part of our Intuit-Branded Small Business segment. Intuit Real Estate Solutions provides business management software solutions for residential, commercial and corporate property managers. We allocated approximately $14.0 million of the purchase price to identified intangible assets and recorded the excess purchase price of $73.4 million as goodwill. The identified intangible assets are being amortized over terms ranging from five to seven years.

In July 2002 we acquired substantially all of the assets of Eclipse, Inc. for approximately $88.3 million in cash. Eclipse was branded as Intuit Distribution Management Solutions and became part of our Intuit-Branded Small Business segment. IDMS provides business management software solutions for wholesale durable goods distributors. We allocated approximately $35.8 million of the purchase price to identified intangible assets and recorded the excess purchase price of $41.4 million as goodwill. The identified intangible assets are being amortized over terms ranging from one to seven years.

If we had completed all of our fiscal 2002 acquisitions on August 1, 2001, unaudited net revenue for fiscal 2002 would have been $1.41 billion. Due primarily to the amortization of goodwill and intangible assets for these acquisitions, we would have reported an unaudited net loss from continuing operations of $0.4 million while unaudited net income would have been $86.1 million in that fiscal year. Unaudited diluted net income per share from continuing operations would have been zero and unaudited diluted net income per share would have been $0.40 per share in fiscal 2002.

Fiscal 2003

In September 2002 we acquired all of the outstanding stock of Blue Ocean Software, Inc. for approximately $177.3 million in cash. We paid $16.5 million of the purchase price into a third-party escrow account. This amount was paid in fiscal 2004 in accordance with the terms of the escrow agreement. Blue Ocean offers software solutions that help businesses manage their information technology resources and assets. We acquired this company as part of our Right for Me strategy to offer a wider range of business solutions for small businesses. Blue Ocean was branded as Intuit Information Technology Solutions and became part of our Intuit-Branded Small Business segment. We allocated approximately $13.2 million of the purchase price to purchased technology and $7.8 million to in-process research and development, which was charged to expense in the first quarter of fiscal 2003. We recorded the excess purchase price of $150.8 million as goodwill. The purchased technology is being amortized over six years. Blue Ocean’s results of operations for periods prior to the date of acquisition were not material when compared with our consolidated results.

In the past, we marketed and sold our Premier Payroll Service jointly with Wells Fargo Bank. In February 2003 we acquired for $29.2 million in cash the rights to brand and market the offering directly to Premier Payroll Service customers who currently use Intuit’s service. As a result of this agreement, we no longer pay royalties to Wells Fargo on Premier Payroll Service revenue. We recorded the purchase price as a purchased intangible asset and are amortizing it on a straight-line basis to cost of service revenue over five years, the estimated useful life of the customer base. Total accumulated amortization for this asset was $2.7 million at July 31, 2003 and $8.5 million at July 31, 2004.

In July 2003 we acquired all of the outstanding stock of Income Dynamics, Inc. for approximately $10.0 million or 224,589 shares of Intuit common stock and $0.3 million in cash. Income Dynamics offers software that provides tools for taxpayers to determine the fair market value of items donated to charities. Income Dynamics became part of our Consumer Tax segment. We allocated approximately $3.2 million of the purchase price to identified intangible assets and recorded the excess purchase price of $7.9 million as goodwill. The identified intangible assets are being amortized over terms ranging from two to five years. Income Dynamics’ results of operations for periods prior to the date of acquisition were not material when compared with our consolidated results.

Fiscal 2004

In October 2003 we acquired all of the membership interests of Innovative Merchant Solutions LLC and a related entity doing business as Innovative Gateway Solutions (together, IMS) for an aggregate purchase price of approximately $116.7 million in cash. Of the total purchase price, $86.3 million was paid to the members of IMS and $30.4 million was deposited into a third-party escrow account at closing. Of the cash deposited into escrow, $10.4 million is payable to former IMS members in January 2005 and the remaining $20.0 million will be paid to former IMS members from escrow in installments of $12.0 million and $8.0 million in October 2004 and October 2005 upon the satisfaction of certain operating contingencies.

IMS offers a full range of merchant services to small businesses nationwide, including credit and debit card processing services. We acquired IMS as part of our Right for Me strategy to offer a wider range of business solutions for small businesses. IMS became part of our QuickBooks-Related segment. On a preliminary basis, we allocated approximately $17.3 million of the IMS purchase price to identified intangible assets and recorded the excess purchase price of $98.4 million as goodwill. We do not expect that any adjustments to the purchase price or the purchase price allocation will be material. The identified intangible assets are being amortized over terms ranging from two to four years. IMS’s results of operations for periods prior to the date of acquisition were not material when compared with our consolidated results.

Purchase Price Allocation and Acquired Goodwill by Reportable Segment

Purchase prices for the acquisitions described above have been allocated on the basis of their fair values on the acquisition dates as follows:

	Fiscal
	2002	2003	2004
(In thousands)
Tangible assets	$88,290	$15,478	$5,370
Intangible assets:
Goodwill	246,542	160,658	96,957
Customer lists	38,295	25,018	19,000
Purchased technology	30,197	22,263	3,602
Trade names and logos	7,251	493	220
Covenant not to compete	1,595	1,750	1,799
Deferred revenue	(10,873)	(7,290)	—
Assumption of debt/bridge loans	(6,840)	(545)	—
Accrued restructuring	(4,212)	(597)	—
Acquisition costs	(2,570)	(689)	117
Other tangible liabilities	(63,916)	5,314	(3,502)
In-process research and development	2,151	8,859	—

	$325,910	$230,712	$123,563

Cash consideration paid and cash consideration payable	$259,551	$220,717	$123,563
Stock consideration paid and fair value of stock options assumed	66,359	9,995	—

	$325,910	$230,712	$123,563

Deferred stock compensation is recorded in stockholders’ equity and is being amortized over the vesting period of the applicable options using the straight-line method. Until July 31, 2002, goodwill was amortized over estimated useful lives that ranged from three to five years. We adopted SFAS 142 on August 1, 2002 and as a result no longer amortize goodwill. We amortize most other intangible assets over their estimated useful lives, which range from two to seven years. See Note 1 and Note 4.

The following table presents acquired goodwill by reportable business segment. The table includes purchase price adjustments that lowered recorded goodwill for certain acquisitions.

	Fiscal
	2002	2003	2004
(In thousands)
QuickBooks-Related	$—	$818	$98,366
Intuit-Branded Small Business	246,347	147,215	(700)
Consumer Tax	—	7,896	(709)
Professional Tax	(2,200)	—	—
Other Businesses	2,395	4,729	—

	$246,542	$160,658	$96,957

Of the total goodwill acquired, amounts deductible for income tax purposes totaled $115.0 million in fiscal 2002, $0.8 million in fiscal 2003 and $78.4 million in fiscal 2004.

8.	Divestitures

In March 2002 we paid $12.0 million to terminate our remaining $20.3 million obligation under an interactive services agreement related to our Quicken Bill Manager business. We recorded a pre-tax gain of $8.3 million and related tax expense of $2.7 million in fiscal 2002 in connection with the termination of this agreement.

9.	Discontinued Operations

Quicken Loans

In July 2002 we sold 87.5% of our Quicken Loans mortgage business to Rock Acquisition Corporation and recorded a pre-tax gain of $23.3 million on the transaction. We retained a 12.5% non-voting equity interest in Rock, which we accounted for on a cost basis. In October 2002, we sold our minority interest in Rock to Rock’s majority shareholders and recorded a $5.6 million gain on the transaction. As part of the original sale transaction, we also agreed to provide a line of credit of up to $375.0 million to fund mortgage loans for a transitional period of up to six months. The line was repaid in full in January 2003.

We accounted for the sale of Quicken Loans as discontinued operations in accordance with APB Opinion No. 30. The net assets, operating results and cash flows of Quicken Loans have therefore been segregated from continuing operations on our balance sheets, statements of operations and statements of cash flows for all periods prior to the sale. In fiscal 2002 Quicken Loans net revenue was $189.2 million and Quicken Loans income before income taxes was $73.6 million.

Concurrent with the sale, Rock licensed the right to use our Quicken Loans trademark for its residential home loan and home equity loan products. We will receive a minimum royalty of $1.75 million a year for five years under the licensing agreement. We also entered into a five-year distribution agreement with Rock through which it will provide mortgage services on Quicken.com. In July 2004 we amended the distribution agreement to reduce the minimum fees over the life of the agreement by $1.75 million. We will receive minimum fees of $0.75 million a year for two years, $0.5 million for the third year and no minimum fees for the fourth and fifth years under the distribution agreement. The royalties from the licensing agreement and the fees from the distribution agreement are recorded as earned and included in interest and other income on our statement of operations.

We recorded royalties under the trademark licensing agreement of $9.3 million in fiscal 2003 and fiscal 2004. We recorded fees under the distribution agreement of $0.8 million in fiscal 2003 and $0.9 million in fiscal 2004. Fees due from Rock under these agreements totaled $9.5 million at July 31, 2003 and July 31, 2004 and were included in accounts receivable on our balance sheet.

Intuit KK

In February 2003 we sold all of the outstanding stock of our wholly owned Japanese subsidiary, Intuit KK, to a private equity investment firm located in Japan for approximately $79.0 million. Intuit KK was part of our Other Businesses segment. In accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we accounted for the sale as discontinued operations. The net assets, operating results and cash flows of Intuit KK have therefore been segregated from continuing operations on our balance sheets, statements of operations and statements of cash flows for all periods prior to the sale. Intuit KK net revenue was $46.1 million in fiscal 2002 and $26.6 million in fiscal 2003. Intuit KK income before income taxes was $14.4 million in fiscal 2002 and $5.6 million in fiscal 2003. We recorded a gain on disposal of discontinued operations of $71.0 million, net of income taxes of $5.1 million, in the third quarter of fiscal 2003.

10.	Loss on Impairment of Long-Lived Asset

In connection with the sale of our Quicken Bill Manager business in May 2001, we acquired a $27.0 million long-term asset related to future consideration from Princeton eCom. Quicken Bill Manager was part of our Other Businesses segment. During fiscal 2002, events and circumstances indicated impairment of this asset. These indicators included the deterioration of Princeton eCom’s financial position and the decreased likelihood that it would receive future funding. Based on our analysis we determined that the fair value of this asset was impaired and recorded a charge of $27.0 million in fiscal 2002 to reduce its carrying value to zero.

11.	Industry Segment and Geographic Information

SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way in which public companies disclose certain information about operating segments in their financial reports. Consistent with SFAS 131, we have defined five reportable segments, described below, based on factors such as how we manage our operations and how our chief operating decision maker views results. We define the chief operating decision maker as the office of the chief executive officer, our chief financial officer and our Board of Directors.

In the fourth quarter of fiscal 2004 we revised our reportable segments to reflect the way we currently manage and view our business. We combined our fiscal 2003 QuickBooks segment with the businesses from our fiscal 2003 Small Business Products and Services segment that relate to and support QuickBooks to form the fiscal 2004 segment called QuickBooks-Related. We also combined our outsourced payroll and information technology businesses with our fiscal 2003 Vertical Business Management Solutions segment to form the fiscal 2004 segment called Intuit-Branded Small Business. We made no changes to our Consumer Tax, Professional Tax and Other Businesses segments. We have reclassified previously reported fiscal 2003 and 2002 segment results to be consistent with the fiscal 2004 presentation.

We reclassified a total of $28.1 million for certain fiscal 2003 electronic filing revenue in our Consumer Tax and Professional Tax segments from product revenue to service revenue to be consistent with our fiscal 2004 presentation. Total fiscal 2003 revenue for each of these segments did not change as a result of these reclassifications.

QuickBooks-Related product revenue is derived primarily from QuickBooks desktop software products; QuickBooks Do-It-Yourself Payroll, or DIY, which offers payroll tax tables, forms and electronic tax payment and filing on a subscription basis to small businesses that prepare their own payrolls; and financial supplies such as paper checks, envelopes and invoices. QuickBooks-Related service revenue is derived primarily from QuickBooks Online Edition, QuickBooks support plans and merchant services. Other revenue for this segment consists primarily of royalties from small business online services.

Intuit-Branded Small Business product revenue is derived primarily from business management software for information technology and four selected industries: wholesale durable goods; residential, commercial and corporate property management; construction; and nonprofit organizations, universities and government agencies. In August 2004 management formally approved a plan to sell our Intuit Public Sector Solutions business. Intuit-Branded Small Business service revenue is derived from technical support, consulting and training services for those software products and from outsourced payroll services. Service revenue for this segment also includes interest earned on funds held for payroll customers.

Consumer Tax product revenue is derived primarily from TurboTax federal and state consumer desktop tax return preparation software. Consumer Tax service revenue is derived primarily from TurboTax for the Web online tax return preparation services and consumer electronic filing services.

Professional Tax product revenue is derived primarily from ProSeries and Lacerte professional tax preparation software products. Professional Tax service revenue consists of electronic filing and training services.

Other Businesses consist primarily of Quicken and Canada. Quicken product revenue is derived primarily from Quicken desktop software products. Quicken other revenue consists primarily of fees from consumer online transactions and from Quicken-branded credit card and bill payment offerings that we provide through our partners. We exited the online advertising business in the fourth quarter of fiscal 2004. In Canada, product revenue is derived primarily from localized versions of QuickBooks and Quicken as well as QuickTax and TaxWiz consumer desktop tax return preparation software and ProFile professional tax preparation products. Service revenue in Canada consists primarily of revenue from software maintenance contracts sold with QuickBooks.

All reportable segments except Intuit-Branded Small Business and Other Businesses operate solely in the United States. All segments sell primarily to customers located in the United States. International total net revenue was less than 5% of consolidated total net revenue for all periods presented.

Corporate includes costs such as corporate general and administrative expenses that are not allocated to specific segments. Corporate also includes reconciling items such as acquisition-related costs (which include acquisition-related charges, impairment of goodwill and purchased intangible assets, amortization of purchased software and charges for purchased research and development), realized net gains or losses on marketable securities and other investments, and interest and other income.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1. Except for goodwill and purchased intangible assets, we do not generally track assets by reportable segment and, consequently, we do not disclose assets by reportable segment.

The following tables show our financial results by reportable segment for fiscal 2002, 2003 and 2004.

		Intuit-Branded
	QuickBooks	Small	Consumer	Professional	Other
Fiscal 2002	Related	Business	Tax	Tax	Businesses	Corporate	Consolidated

(In thousands)
Product revenue	$396,552	$9,125	$219,403	$219,252	$129,463	$—	$973,795
Service revenue	50,116	77,612	128,354	6,495	7,359	—	269,936
Other revenue	13,440	219	3,340	—	51,498	—	68,497

Total net revenue	460,108	86,956	351,097	225,747	188,320	—	1,312,228

Segment operating income (loss)	207,828	(29,608)	217,997	121,940	38,447	—	556,604
Common expenses	—	—	—	—	—	(283,129)	(283,129)

Subtotal	207,828	(29,608)	217,997	121,940	38,447	(283,129)	273,475
Amortization of purchased software	—	—	—	—	—	(7,159)	(7,159)
Charge for purchased research and development	—	—	—	—	—	(2,151)	(2,151)
Acquisition-related charges	—	—	—	—	—	(159,395)	(159,395)
Loss on impairment of goodwill and purchased intangible assets	—	—	—	—	—	(27,270)	(27,270)
Loss on impairment of long-lived asset	—	—	—	—	—	(27,000)	(27,000)
Interest and other income	—	—	—	—	—	27,276	27,276
Realized net loss on marketable securities	—	—	—	—	—	(15,535)	(15,535)
Net gain on divestiture	—	—	—	—	—	8,308	8,308

Income (loss) from continuing operations before income taxes	$207,828	$(29,608)	$217,997	$121,940	$38,447	$(486,055)	$70,549

		Intuit-Branded
	QuickBooks	Small	Consumer	Professional	Other
Fiscal 2003	Related	Business	Tax	Tax	Businesses	Corporate	Consolidated

(In thousands)
Product revenue	$465,159	$62,989	$231,096	$223,797	$141,242	$—	$1,124,283
Service revenue	70,511	173,370	189,183	19,622	4,522	—	457,208
Other revenue	16,965	3,554	2,618	—	46,115	—	69,252

Total net revenue	552,635	239,913	422,897	243,419	191,879	—	1,650,743

Segment operating income (loss)	247,624	(213)	271,587	141,343	57,840	—	718,181
Common expenses	—	—	—	—	—	(318,347)	(318,347)

Subtotal	247,624	(213)	271,587	141,343	57,840	(318,347)	399,834
Amortization of purchased software	—	—	—	—	—	(13,796)	(13,796)
Charge for purchased research and development	—	—	—	—	—	(8,859)	(8,859)
Acquisition-related charges	—	—	—	—	—	(33,947)	(33,947)
Interest and other income	—	—	—	—	—	38,694	38,694
Realized net gain on marketable securities	—	—	—	—	—	10,912	10,912

Income (loss) from continuing operations before income taxes	$247,624	$(213)	$271,587	$141,343	$57,840	$(325,343)	$392,838

		Intuit-Branded
	QuickBooks	Small	Consumer	Professional	Other
Fiscal 2004	Related	Business	Tax	Tax	Businesses	Corporate	Consolidated

(In thousands)
Product revenue	$534,052	$72,250	$231,730	$226,121	$148,209	$—	$1,212,362
Service revenue	97,161	195,038	257,883	25,773	7,826	—	583,681
Other revenue	22,701	5,093	367	—	43,459	—	71,620

Total net revenue	653,914	272,381	489,980	251,894	199,494	—	1,867,663

Segment operating income (loss)	288,974	11,695	320,314	138,460	66,022	—	825,465
Common expenses	—	—	—	—	—	(348,546)	(348,546)

Subtotal	288,974	11,695	320,314	138,460	66,022	(348,546)	476,919
Amortization of purchased software	—	—	—	—	—	(13,456)	(13,456)
Acquisition-related charges	—	—	—	—	—	(24,472)	(24,472)
Loss on impairment of goodwill and purchased intangible assets	—	—	—	—	—	(18,664)	(18,664)
Interest and other income	—	—	—	—	—	30,844	30,844
Realized net gain on marketable securities	—	—	—	—	—	1,729	1,729

Income (loss) from continuing operations before income taxes	$288,974	$11,695	$320,314	$138,460	$66,022	$(372,565)	$452,900

12.  Other Current Liabilities

Other current liabilities were as follows at the dates indicated:

	July 31,
	2003	2004
(In thousands)
Reserve for product returns	$34,406	$36,877
Reserve for rebates	10,401	16,216
Executive deferred compensation plan	6,245	13,246
Other accruals	8,077	16,956

	$59,129	$83,295

13.  Long-Term Obligations and Commitments

Long-Term Obligations

Long-term obligations were as follows at the dates indicated:

	July 31,
	2003	2004
(In thousands)
Mountain View vacancy reserve	$9,701	$8,940
Other vacancy reserves	3,778	2,573
CBS Employer Services acquisition accrual	17,505	51
Capital lease obligations: monthly installments through 2007; interest rate 2.66%	—	5,771
Deferred rent	—	3,479
Other	861	309

Total long-term obligations	31,845	21,123
Less current portion (included in other current liabilities)	(2,580)	(4,729)

Long-term obligations due after one year	$29,265	$16,394

Reserve for Vacant Facilities

During fiscal 2002, we concluded that we would not occupy two vacant leased buildings in Mountain View, California and that we would be unable to recover a substantial portion of our lease obligations by subleasing the vacant space. In that period, we recorded a $13.2 million reserve that was equal to the remaining future lease commitments for these facilities, net of estimated future sublease income. During fiscal 2003, we decided that based on corporate growth requirements and the current real estate market in the San Francisco Bay Area, we would reoccupy one of the two vacant buildings and that the reserve for the other vacant building should be increased to reflect our revised estimate of future sublease income for that facility. We recorded a net adjustment of $0.5 million to the reserve that, along with the reversal of reserves related to various smaller facilities, resulted in a total credit for vacant facilities of $1.1 million on our statement of operations in fiscal 2003. During fiscal 2004, based on the current real estate market in the San Francisco Bay Area, we recorded a $0.7 million increase to the reserve for the remaining Mountain View building to reflect our revised estimate of future sublease income for that facility. Our actual future cash payments may exceed the total Mountain View reserve balance at July 31, 2004 by a maximum of $1.9 million if we are unable to sublease the remaining reserved Mountain View property. The lease related to this facility ends in fiscal 2010.

Activity in this reserve for vacant facilities during fiscal 2002, 2003 and 2004 was as follows:

	Fiscal
	2002	2003	2004
(In thousands)
Beginning balance	$—	$12,478	$9,701
Additions to reserve	13,237	1,352	729
Cash lease payments applied against the reserve	(759)	(2,257)	(1,339)
Release of reserve	—	(1,872)	(151)

Ending balance	$12,478	$9,701	$8,940

The short-term and long-term components of this reserve and their location on our balance sheet were as follows at the dates indicated.

	July 31,	July 31,
	2003	2004
(In thousands)
Short-term portion of reserves in other current liabilities	$1,394	$1,374
Long-term portion of reserves in long-term obligations	8,307	7,566

Total reserves	$9,701	$8,940

CBS Employer Services Acquisition Accrual

We acquired CBS Employer Services, Inc. in the fourth quarter of fiscal 2002. See Note 7. In connection with this acquisition, we recorded a total accrual of $26.4 million that included $21.6 million for purchase price deferrals and $4.8 million for restructuring and transaction costs. In fiscal 2003 we reduced the restructuring accrual by $3.4 million and reduced the goodwill related to this acquisition by the same amount to reflect revisions to our restructuring plan. Activity in this reserve during fiscal 2002, 2003 and 2004 was as follows:

	Beginning	Additions	Cash		Ending
(In thousands)	Balance	to Reserve	Payments	Adjustments	Balance
Fiscal 2002
Non-compete clause	$—	$1,700	$—	$—	$1,700
Purchase price deferrals	—	14,043	(900)	—	13,143
Shareholder escrow	—	5,800	—	—	5,800
Restructuring and transaction costs	—	4,818	(102)	—	4,716

	$—	$26,361	$(1,002)	$—	$25,359

Fiscal 2003
Non-compete clause	$1,700	$—	$—	$—	$1,700
Purchase price deferrals	13,143	—	(796)	959	13,306
Shareholder escrow	5,800	—	(3,301)	—	2,499
Restructuring and transaction costs	4,716	—	(1,335)	(3,381)	—

	$25,359	$—	$(5,432)	$(2,422)	$17,505

Fiscal 2004
Non-compete clause	$1,700	$—	$(1,700)	$—	$—
Purchase price deferrals	13,306	—	(12,953)	(353)	—
Shareholder escrow	2,499	—	(2,448)	—	51
Restructuring and transaction costs	—	—	—	—	—

	$17,505	$—	$(17,101)	$(353)	$51

At July 31, 2003, the $17.5 million balance in this reserve was in long-term obligations on our balance sheet. At July 31, 2004, the balance in this reserve was in other current liabilities on our balance sheet.

Capital Lease Obligations

Future minimum lease payments under capital lease obligations at July 31, 2004 were as follows:

Capital Lease
Fiscal year ending July 31,	Obligations

(Dollars in thousands)
2005	$2,660
2006	2,660
2007	629

5,949
Less amount representing interest	(178)

Total	$5,771

Operating Leases

Intuit leases office facilities and equipment under various operating lease agreements. Our facilities leases provide for annual rent increases of up to 10% and many contain renewal options. Annual minimum commitments under these leases are shown in the table below. The table includes the lease for our vacant facility and excludes any potential future sublease income for that facility. See “Reserve for Vacant Facilities” above.

Fiscal year ending July 31,	Commitments
(Dollars in thousands)
2005	$27,798
2006	25,767
2007	24,578
2008	18,838
2009	17,560
Thereafter	61,133

$175,674

Lease expense totaled $23.9 million in fiscal 2002, $27.3 million in fiscal 2003 and $26.7 million in fiscal 2004. Lease expense does not include a charge for vacant facilities of $13.2 million in fiscal 2002, a credit for vacant facilities of $1.1 million in fiscal 2003 and a charge for vacant facilities of $0.7 million in fiscal 2004. See “Reserve for Vacant Facilities” above.

14.  Income Taxes

Income from continuing operations before income taxes included income from foreign operations of $8.0 million in fiscal 2002 and losses from foreign operations of $0.7 million in fiscal 2003 and $0.4 million in fiscal 2004. The provision for income taxes from continuing operations consisted of the following:

	Fiscal
	2002	2003	2004
(In thousands)
Current:
Federal	$29,970	$92,249	$116,589
State	7,917	5,721	(31,420)
Foreign	3,752	2,371	—

	41,639	100,341	85,169

Deferred:
Federal	(21,617)	33,107	43,720
State	(3,088)	(3,812)	4,779
Foreign	—	—	2,202

	(24,705)	29,295	50,701

Total provision for income taxes from continuing operations	$16,934	$129,636	$135,870

Differences between income taxes calculated using the federal statutory income tax rate of 35% and the provision for income taxes from continuing operations were as follows:

	Fiscal
	2002	2003	2004
(In thousands)
Income from continuing operations before income taxes	$70,549	$392,838	$452,900

Statutory federal income tax	$24,692	$137,493	$158,515
State income tax, net of federal benefit	4,829	1,909	9,053
Federal research and experimental credits	(4,000)	(6,262)	(7,587)
Non-deductible merger related charges	16,759	2,726	6,532
Tax exempt interest	(8,710)	(4,271)	(3,950)
Tax benefit related to divestiture	(25,770)	(2,228)	—
Deferred tax adjustments	—	—	7,491
Reversal of reserves	—	—	(35,694)
Other, net	9,134	269	1,510

Total	$16,934	$129,636	$135,870

Tax savings from deductions associated with our various stock option plans are not reflected in the current federal and state provisions. Savings were approximately $53.2 million in fiscal 2002, $47.8 million in fiscal 2003 and $27.1 million in fiscal 2004. These amounts were credited to stockholders’ equity and reduced taxes payable.

Significant deferred tax assets and liabilities were as follows at the dates indicated.

	July 31,
	2003	2004
(In thousands)
Deferred tax assets:
Accruals and reserves not currently deductible	$45,860	$35,407
NOL and tax credits carryforward	29,703	22,441
Unrealized loss on marketable securities	17,714	15,710
Merger charges	120,082	107,133
Fixed asset adjustments	10,826	—
Other, net	1,173	—

Total deferred tax assets	225,358	180,691

Deferred tax liabilities:
Fixed asset adjustments	—	3,222
Other, net	—	2,812

Total deferred tax liabilities	—	6,034

Total net deferred tax assets	225,358	174,657
Valuation reserve	(7,473)	(7,473)

Total net deferred tax assets, net of valuation reserve	$217,885	$167,184

We have provided a valuation reserve related to the benefits of certain losses in our foreign subsidiaries and certain state capital loss carryforwards that we believe are unlikely to be realized. The valuation allowance decreased by $4.7 million in fiscal 2002 and increased by $0.7 million in fiscal 2003.

The components of total net deferred tax assets, net of valuation reserve, as shown on our balance sheet were as follows at the dates indicated:

	July 31,
	2003	2004
(In thousands)
Current deferred income taxes	$34,824	$31,473
Long-term deferred income taxes	183,061	135,711

	$217,885	$167,184

At July 31, 2004, we had U.S. federal net operating loss carryforwards of approximately $1.5 million and foreign net operating loss carryforwards of approximately $4.0 million. These net operating losses will expire at various dates beginning in fiscal 2020 if not utilized. At July 31, 2004, we also had various state tax credit carryforwards totaling approximately $14.8 million. The state credit carryforwards have no expiration date. Utilization of the net operating loss and credit carryforwards may be subject to substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating losses before utilization.

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

Under our 2002 Equity Incentive Plan, we may grant incentive and non-qualified stock options, restricted stock awards and stock bonuses to employees, directors, consultants, and independent contractors of and advisors to Intuit. The Compensation and Organizational Development Committee of the Board of Directors or its delegees determines who will receive grants, exercisability, exercise price and other terms. The option exercise price is generally the fair market value at the date of grant. During fiscal 2002 Intuit changed its standard option vesting schedule for the 2002 Plan so that future options granted generally become exercisable over a three-year period based on continued service and expire seven years after the grant date. Prior to that change, options vested over four years and expired ten years after the grant date.

During fiscal 2003, we launched a mandatory share ownership program. Under this program all senior vice presidents, the executive vice president and Board members are required to hold a minimum of 3,000 shares by the later of May 2006 or three years from the date the individual becomes subject to the share ownership program. The chief executive officer is required to hold 100,000 shares. To provide an incentive to the senior vice presidents and the executive vice president, we implemented a matching unit award component to the share ownership program. Under this matching unit program, for each two shares one of these officers purchases during his or her three year compliance period, we grant a matching unit award for one share, up to a maximum of 1,500 matching unit awards. These matching unit awards are granted as stock bonus awards under the 2002 Plan. These matching units vest as to 100% of the shares subject to the stock bonus award four years after grant, or earlier on the officer’s retirement, death or disability. We record deferred compensation expense for these matching units based on the fair value of the award at the date of grant and recognize compensation expense at the time the matching units vest. We awarded a total of 2,849 matching units in fiscal 2003 and 3,424 matching units in fiscal 2004.

On two occasions we have granted restricted stock units to our chief executive officer as stock bonus awards under the 2002 Plan. On July 30, 2003, we granted 425,000 restricted stock units and on July 31, 2004 we granted 25,000 restricted stock units. The 2003 award vests as to 255,000 shares on July 31, 2006 and as to an additional 85,000 shares on each of July 31, 2007 and July 31, 2008. The 2004 award vests as to 25,000 shares on July 31, 2007. We record deferred compensation expense for these restricted stock units based on the fair value of the award at the date of grant and recognize compensation expense ratably over the vesting period.

On November 25, 1996, our stockholders approved our 1996 Directors Stock Option Plan. This plan provides for non-qualified stock options for a specified number of shares to be granted to all non-employee directors of Intuit. As of December 2002, Board members who serve on the Audit Committee, Compensation and Organizational Development Committee and Nominating and Governance Committee receive additional annual grants. The option exercise price equals the fair market value at the date of grant. Most options are subject to vesting over time based on continued service, with vesting periods ranging from one to four years. All options expire after ten years.

On November 11, 1998, we adopted the 1998 Option Plan for Mergers and Acquisitions. Under the 1998 Plan, we may grant non-qualified stock options to individuals who we hire as a result of our acquisitions of or mergers with, other companies. The 1998 Plan was designed to meet the “broadly based plans” exemption from the stockholder approval requirement for stock option plans under the Nasdaq Stock Market listing requirements at the time the plan was adopted and, accordingly, has not been submitted to Intuit stockholders for approval. Options under the 1998 Plan can only be granted to eligible individuals within 18 months following the completion of the relevant acquisition or merger. Options granted to officers hired as a result of a merger or acquisition cannot exceed 45% of all shares reserved for grant under the 1998 Plan. Options granted under the 1998 Plan cannot have an exercise price that is less than the fair market value of Intuit’s common stock on the date of grant. During fiscal 2002, Intuit changed its standard option vesting schedule for the 1998 Plan so that future options granted generally become exercisable over a three-year period based on continued service and expire seven years after the grant date. Prior to that change, options generally vested over four years and expired ten years after the grant date.

In addition, in several instances we have assumed the outstanding options of companies that we acquired. Intuit granted no further options under the acquired companies’ option plans after the date of acquisition. We assumed options in connection with our acquisitions of The Flagship Group in May 2002 and CBS Employer Services, Inc. in June 2002.

A summary of activity under all option plans is as follows:

		Options Outstanding
	Shares		Exercise	Weighted Average
	Available	Number of	Price Per	Exercise Price
	for Grant	Shares	Share	Per Share

Balance at July 31, 2001	11,038,503	35,833,833	$0.003-$72.31	$29.77
Additional shares authorized	8,090,000	—	—	—
Options assumed related to acquisitions	324,207	—	—	—
Options converted related to acquisitions	(324,207)	324,207	6.93 - 43.10	26.26
Options granted	(8,887,021)	8,887,021	7.29 - 67.50	39.03
Options exercised	—	(5,961,223)	0.03 - 49.31	19.07
Options and shares canceled or expired:
Options canceled or expired and returned to option pool	2,061,912	(2,061,912)	7.25 - 67.50	38.09
Options canceled from expired plans	2,364,140	(2,364,140)	0.18 - 67.50	36.58
Options and shares removed from shares available for grant (1)	(4,274,046)	—	—	—

Balance at July 31, 2002	10,393,488	34,657,786	$0.003-$72.31	$32.99
Additional shares authorized	5,000,000	—	—	—
Options granted	(6,148,327)	6,148,327	26.75 - 54.24	44.26
Stock bonus awards granted	(427,849)	—	—	—
Options exercised	—	(5,564,618)	0.0033 - 51.06	24.69
Options and shares canceled or expired:
Options canceled or expired and returned to option pool	843,835	(843,835)	26.31 - 67.50	44.67
Options canceled from expired plans	1,402,864	(1,402,864)	0.18 - 67.50	42.08
Options removed from shares available for grant	(1,402,864)	—	—	—

Balance at July 31, 2003	9,661,147	32,994,796	$0.18-$72.31	$35.83
Options granted	(6,941,908)	6,941,908	37.04 - 52.86	41.34
Stock bonus awards granted	(28,424)	—	—	—
Stock bonus awards canceled	559	—	—	—
Options exercised	—	(3,611,671)	0.18 - 51.06	27.19
Options and shares canceled or expired:
Options canceled or expired and returned to option pool	1,464,790	(1,464,790)	26.31 - 67.50	45.35
Options canceled from expired plans	912,527	(912,527)	6.93 - 67.50	45.13
Options removed from shares available for grant	(912,527)	—	—	—

Balance at July 31, 2004	4,156,164	33,947,716	$0.18-$72.31	$37.22

(1)	Includes 2,364,140 shares reflecting options that were canceled and not returned to any option pool because they were granted under expired plans, and 1,909,906 shares that were eliminated from shares available for grant in connection with the termination of the 1993 Plan.

We define net option grants as options granted less options canceled or expired and returned to the pool of options available for grant. We also monitor net option grants by subtracting from options granted both canceled or expired options that were returned to the pool of options available for grant and options canceled from expired plans. Net option grants under these two methods in shares and as a percentage of shares outstanding for fiscal 2002, 2003 and 2004 are shown in the following table.

	Fiscal
	2002	2003	2004
Net option grants (shares)	6,825,109	5,304,492	5,485,814
Net option grants (%)	3.2%	2.7%	2.9%
Net option grants including options canceled from expired plans (shares)	4,460,969	3,901,628	4,573,287
Net option grants including options canceled from expired plans (%)	2.1%	2.0%	2.4%
Shares outstanding at July 31	211,163,641	199,471,717	190,090,604

There were 18,264,940 options exercisable under our stock option plans at July 31, 2002, 19,789,835 at July 31, 2003 and 22,310,306 at July 31, 2004. At July 31, 2004, there were 1,904,706 shares available for grant under the 2002 Plan, 2,229,583 shares available for grant under the 1998 Plan and 21,875 shares available for grant under the 1996 Directors Stock Option Plan.

The following table summarizes information about stock options outstanding at July 31, 2004:

Options Outstanding						Options Exercisable
				Weighted Average
				Remaining	Weighted		Weighted
				Contractual	Average		Average
Exercise Price			Number	Life (Years)	Exercise Price	Number	Exercise Price
$0.18	–	$15.98	3,866,914	3.20	$10.96	3,861,310	$10.96
16.13	–	29.25	3,327,400	4.88	25.89	3,278,890	25.91
29.26	–	34.38	3,760,747	6.39	31.61	3,161,354	31.62
35.00	–	37.26	4,194,423	6.70	36.59	3,157,990	36.41
37.44	–	39.00	4,589,411	6.94	37.61	487,564	38.52
39.25	–	42.27	3,765,534	6.21	41.64	1,895,134	41.29
42.44	–	44.32	3,291,776	5.67	43.66	1,703,935	43.84
44.51	–	52.28	3,809,843	6.06	48.07	1,697,787	47.93
52.86	–	64.81	1,923,738	5.96	57.49	1,765,403	57.75
67.50	–	72.31	1,417,930	5.80	67.62	1,300,939	67.62

$0.18	–	$72.31	33,947,716	5.81	$37.22	22,310,306	$35.20

Distribution and Dilutive Effect of Options

The following table shows option grants to “Named Executives” and to all employees for the periods indicated. Named Executives are defined as the Company’s chief executive officer and each of the four other most highly compensated executive officers during fiscal 2004.

	Fiscal
	2002	2003	2004
Net option grants during the period as a percentage of outstanding shares	3.2%	2.7%	2.9%
Grants to Named Executives during the period as a percentage of total options granted	3.5%	8.9%	7.1%
Grants to Named Executives during the period as a percentage of outstanding shares	0.1%	0.3%	0.3%
Options held by Named Executives as a percentage of total options outstanding	9.0%	11.6%	12.7%

Stock Repurchase Programs

Intuit’s Board of Directors has initiated a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. The following table summarizes our stock repurchase programs at July 31, 2004.

	Date Initiated /		Amount
Plan Name	Increased	Date Concluded	Authorized
(Dollars in thousands)
Repurchase Plan I	May 2001 / July 2002	December 2002	$750,000
Repurchase Plan II	March 2003	November 2003	500,000
Repurchase Plan III	August 2003	June 2004	500,000
Repurchase Plan IV	May 2004	Still active	500,000

The following table summarizes our stock repurchase activity under these plans, including broker commissions, through July 31, 2004:

	Plan I		Plan II		Plan III		Average Price
Fiscal Year	Shares	Amount	Shares	Amount	Shares	Amount	Per Share

(Dollars in thousands, except per share amounts)
2001	238,500	$8,358	—	$—	—	$—	$35.04
2002	7,361,839	318,422	—	—	—	—	43.25
2003	9,002,244	423,211	8,937,809	390,432	—	—	45.35
2004	—	—	2,342,800	109,525	11,197,779	499,893	45.01

	16,602,583	$749,991	11,280,609	$499,957	11,197,779	$499,893	44.77

Repurchased shares of our common stock are held as treasury shares until they are reissued or retired. When we reissue treasury stock, if the proceeds from the sale are more than the average price we paid to acquire the shares we record an increase in additional paid-in capital. Conversely, if the proceeds from the sale are less than the average price we paid to acquire the shares, we record a decrease in additional paid-in capital to the extent of increases previously recorded for similar transactions and a decrease in retained earnings for any remaining amount.

Employee Stock Purchase Plan

On November 26, 1996, our stockholders adopted our Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code. The ESPP permits our eligible employees to make payroll deductions to purchase our stock on regularly scheduled purchase dates at a discount. Effective after the June 2003 purchase, the ESPP has twelve-month rolling concurrent offering periods that are composed of four three-month accrual periods at the end of which the employees may purchase shares at a discount. The discount at which the employee will be able to purchase shares under the ESPP will depend on the offering period in which she or he is participating since each rolling twelve-month offering period will be in its first, second, third or fourth three-month accrual period. The purchase price will be 85% of the lower of the closing price for Intuit common stock on the first day of the twelve-month offering period in which the employee is participating or the last day of the three-month accrual period of that offering period. Employees purchased 583,991 shares of Intuit common stock in fiscal 2002, 476,454 shares in fiscal 2003 and 564,918 shares in fiscal 2004 under the ESPP. At July 31, 2004, there were 1,820,107 shares available for issuance under this Plan.

16.  Benefit Plans

Executive Deferred Compensation Plan

Intuit adopted the Executive Deferred Compensation Plan effective March 15, 2002. The plan allows executives who meet minimum compensation requirements to defer up to 50% of their salaries and up to 100% of their bonuses and commissions. We have agreed to credit the participants’ contributions with earnings that reflect the performance of certain independent investment funds. We may also make discretionary employer contributions to participant accounts. The timing, amounts and vesting schedules of employer contributions are at our sole discretion. The benefits under this plan are unsecured and are general assets of Intuit. Participants are generally eligible to receive payment of their vested benefit at the end of their elected deferral period or after termination of their employment with Intuit for any reason. Discretionary company contributions and the related earnings vest completely upon the participant’s disability, death or a change of control of Intuit. We made no employer contributions to the plan for fiscal 2002, $0.2 million in employer contributions to the plan in fiscal 2003 and $0.8 million in employer contributions in fiscal 2004. During fiscal 2003 and 2004, we also entered into several agreements in which we committed to make employer contributions on behalf of certain executives provided that they remain employed at Intuit on certain future dates. With the exception of one agreement which provides for four year vesting on the employer contributions, all other contributions are fully vested at the time of contribution. We held assets and liabilities related to this plan of $5.7 million at July 31, 2003 and assets of $12.1 million and liabilities of $13.2 million at July 31, 2004. Assets related to this plan are in other assets and liabilities related to this plan are in other current liabilities on our balance sheet. The plan liabilities include accrued employer contributions not yet funded to the plan.

401(k) Plan

Employees who participate in the Intuit 401(k) Plan may contribute up to 20% of pre-tax salary to the plan, subject to Internal Revenue Service limitations. Intuit matches a specified portion of the employee contributions up to a maximum amount per employee per year. The amount is subject to change on an annual basis. At July 31, 2003 and 2004, the match was 75% up to $2,500. Matching contributions were $8.4 million in fiscal 2002, $10.9 million in fiscal 2003 and $10.1 million in fiscal 2004. Participating employees age 50 or older may also make catch-up contributions. These contributions are not matched.

17.  Stockholder Rights Plan

On April 29, 1998, the Board of Directors adopted a stockholder rights plan designed to protect the long-term value of Intuit for its stockholders during any future unsolicited acquisition attempt. In connection with the plan, the Board declared a dividend of one preferred share purchase right for each share of Intuit’s common stock outstanding on May 11, 1998 (the Record Date) and further directed the issuance of one such right with respect to each share of Intuit’s common stock that is issued after the Record Date, except in certain circumstances. If a person or a group

(an Acquiring Person) acquires 20% or more of Intuit’s common stock, or announces an intention to make a tender offer for Intuit’s common stock, the consummation of which would result in a person or group becoming an Acquiring Person, then the rights will be distributed (the Distribution Date). After the Distribution Date, each right may be exercised for 1/3000th of a share of a newly designated Series B Junior Participating Preferred stock. In January 2003 the Board amended the rights plan to change the exercise price for the rights from $83.33 per 1/3 of 1/1000th share to $300.00 per 1/3 of 1/1000th share. The preferred stock has been structured so that the value of 1/3000th of a share of this preferred stock will approximate the value of one share of common stock. The rights will expire on May 1, 2008. In July 2002 we adopted a policy that requires an independent committee of our Board of Directors to review the rights plan at least once every three years to consider whether maintaining the rights plan continues to be in the best interests of Intuit and its stockholders.

18.  Litigation

1) Muriel Siebert & Co., Inc. v. Intuit Inc., Index No. 03-602942, Supreme Court of the State of New York, County of New York.

On September 17, 2003, plaintiff Muriel Siebert & Co., Inc. filed a complaint against Intuit alleging various claims for breach of contract, breach of express and implied covenants of good faith and fair dealing, breach of fiduciary duty, misrepresentation and/or fraud, and promissory estoppel. The allegations relate to Quicken Brokerage powered by Siebert, a strategic alliance between the two companies. The complaint seeks compensatory, punitive, and other damages. On September 22, 2003, Intuit filed an arbitration demand against Siebert & Co., Inc. in San Jose, California seeking arbitration of all claims asserted by both parties. The Apellate Division of the Supreme Court of the State of New York court has stayed the matter while it determines whether it will proceed in New York state court or in arbitration. Intuit believes this lawsuit is without merit and intends to defend the litigation vigorously.

2) Intuit/Quicken Sunsetting Litigation, Master File No. 1-04-CV-016394, Superior Court of California, County of Santa Clara (Anthony Flannery v. Intuit Inc., et al, Civil No. 1-04-CV-016394 and Daniel J. Mason v. Intuit Inc. et al, Civil No. 1-04-CV-018345).

On or about March 19, 2004, plaintiff Anthony Flannery, on his behalf and on behalf of a class of persons allegedly similarly situated, filed a complaint against Intuit in Santa Clara Superior Court, alleging that Intuit’s retirement of certain services and live technical support associated with its Quicken 1998, Quicken 1999 and Quicken 2000 products constituted a breach of express and implied warranties and violated sections 17200 and 17500 of the California Business and Professions Code, as well as the Consumer Legal Remedies Act (“CLRA”). The complaint seeks certification as a class action, as well as unspecified compensatory and punitive damages, disgorgement of profits, restitution, injunctive relief and attorney’s fees from Intuit.

On or about April 21, 2004, plaintiff Daniel Mason, on his behalf and on behalf of a class of persons allegedly similarly situated, filed a complaint against Intuit in Santa Clara Superior Court making allegations virtually identical to those of Anthony Flannery. On July 14, 2004, the Court consolidated the two cases pursuant to stipulation of the parties.

On July 29, 2004, plaintiffs filed a consolidated First Amended Complaint. Intuit’s response to that Complaint is due on October 8, 2004. The parties have only recently initiated discovery. No trial date is set. Intuit believes this lawsuit is without merit and intends to defend the litigation vigorously.

3) Cynthia Belotti v. Intuit Inc., et al, Civil No. 1-04-CV-020277, Superior Court of California, County of Santa Clara.

On or about May 24, 2004, plaintiff Cynthia Belotti, on her behalf and on behalf of a class of persons allegedly similarly situated, filed a complaint against the Company in Santa Clara Superior Court, alleging that Intuit’s retirement of certain add-on business services and live technical support associated with its QuickBooks 2001 and QuickBooks 2002 products constituted a breach of express and implied warranties and violated sections 17200 and 17500 of the California Business and Professions Code. The complaint sought certification as a class action, as well as damages, disgorgement of profits, restitution, injunctive relief and attorney’s fees from Intuit.

On or about July 13, 2004, plaintiff filed a First Amended Complaint that added Ental Precision Machining, Inc., as plaintiff; plaintiffs’ counsel has also dismissed without prejudice all claims on behalf of Cynthia Belotti. Intuit’s response to that Complaint is due on October 8, 2004. The parties have only recently initiated discovery. No trial date is set. Intuit believes this lawsuit is without merit and intends to defend the litigation vigorously.

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

19.  Related Party Transactions

Loans to Executive Officers and Other Employees

Prior to July 30, 2002, loans to executive officers were made generally in connection with their relocation and purchase of a residence near their new place of work. Consistent with the requirements of the Sarbanes-Oxley legislation enacted on July 30, 2002, we have not made or modified any loans to executive officers since July 30, 2002 and we do not intend to make or modify any loans to executive officers in the future. At July 31, 2004, no loans were overdue and all interest payments were current in accordance with the terms of the loan agreements.

During fiscal 2004, certain loan amounts became due within twelve months and are thus being classified as prepaid expenses and other current assets on our balance sheet. Loans to executive officers and other employees, including these current amounts, were as follows at the dates indicated.

	July 31,	July 31,
	2003	2004
(In thousands)
Short-term:
Loans to executive officers	$—	$1,066
Loans to other employees	—	230

	—	1,296

Long-term:
Loans to executive officers	14,891	11,575
Loans to other employees	4,799	4,234

	19,690	15,809

Total loans to employees:
Loans to executive officers	14,891	12,641
Loans to other employees	4,799	4,464

	$19,690	$17,105

Of the total loans to executive officers at July 31, 2004, $9.4 million accrue no interest for either the term of the note or for up to four years. The remaining loans to executive officers at July 31, 2004 accrue interest at rates equal to the applicable federal rates in effect at the time the loans were made. Of the total outstanding loans to executive officers and other employees at July 31, 2004, loans with a remaining principal balance of $16.0 million were secured by real property. The loans outstanding at July 31, 2004 have original terms that range from four to ten years.

Repurchases of Vested Restricted Stock

In March 2003 our chief executive officer vested in 37,500 shares of restricted stock. To provide Mr. Bennett with the funds to pay the related payroll tax withholding obligation we repurchased 17,532 shares of common stock from him at $39.02 per share, the closing market price of Intuit stock on the date the restricted stock vested. This repurchase was approved by our Board of Directors.

In February 2004 our chief executive officer vested in 37,500 shares of restricted stock. To provide Mr. Bennett with the funds to pay the related payroll tax withholding obligations we repurchased 17,157 shares of common stock from him at $44.64 per share, the closing market price of Intuit stock on the date the restricted stock vested. This repurchase was approved by our Board of Directors.

20.  Selected Quarterly Financial Data (Unaudited)

The following tables contain selected quarterly financial data for fiscal years 2003 and 2004. We accounted for the February 2003 sale of our Japanese subsidiary, Intuit KK, as discontinued operations and as a result the operating results of Intuit KK have been segregated from continuing operations in our financial statements and in these tables. See Note 9.

	Fiscal 2003 Quarter Ended
	October 31	January 31	April 30	July 31
(In thousands, except per share amounts)

Total net revenue	$212,872	$558,076	$634,698	$245,097
Cost of revenue	72,891	119,301	92,368	73,200
All other costs and expenses	235,438	268,096	233,803	212,414
Net income (loss) from continuing operations	(60,449)	125,371	222,968	(24,688)
Net income from discontinued operations	5,764	3,059	71,009	—
Net income (loss)	(54,685)	128,430	293,977	(24,688)

Basic net income (loss) per share from continuing operations	$(0.29)	$0.61	$1.08	$(0.12)
Basic net income per share from discontinued operations	0.03	0.01	0.35	—

Basic net income (loss) per share	$(0.26)	$0.62	$1.43	$(0.12)

Diluted net income (loss) per share from continuing operations	$(0.29)	$0.59	$1.06	$(0.12)
Diluted net income per share from discontinued operations	0.03	0.01	0.34	—

Diluted net income (loss) per share	$(0.26)	$0.60	$1.40	$(0.12)

	Fiscal 2004 Quarter Ended
	October 31	January 31	April 30	July 31
(In thousands, except per share amounts)

Total net revenue	$242,528	$636,289	$712,953	$275,893
Cost of revenue	77,927	118,580	99,493	79,053
All other costs and expenses	254,015	299,099	266,329	252,840
Net income (loss)	(53,965)	149,066	264,033	(42,104)

Basic net income (loss) per share	$(0.27)	$0.75	$1.36	$(0.22)

Diluted net income (loss) per share	$(0.27)	$0.73	$1.33	$(0.22)

Schedule II

INTUIT INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Expense/		End of
	Period	Revenue	Deductions	Period
(In thousands)
Year ended July 31, 2002
Allowance for doubtful accounts	$15,851	$3,494	$(13,649)	$5,696
Reserve for product returns	$27,899	$92,798	$(88,602)	$32,095
Year ended July 31, 2003
Allowance for doubtful accounts	$5,696	$1,793	$(2,080)	$5,409
Reserve for product returns	$32,095	$134,558	$(132,247)	$34,406
Year ended July 31, 2004
Allowance for doubtful accounts	$5,409	$6,050	$(3,618)	$7,841
Reserve for product returns	$34,406	$165,131	$(162,660)	$36,877

Note:	Additions to the allowance for doubtful accounts are charged to expense. Additions to the reserve for product returns are charged against revenue.

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

PART III

ITEM 10
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except for the information about our executive officers that can be found in Item 4A and information concerning our Business Conduct Guide as described below, the information required for this Item is incorporated by reference from our Proxy Statement to be filed for our December 2004 Annual Meeting of Stockholders.

We have adopted a code of ethics, which we call our Business Conduct Guide, that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer/controller, and persons performing similar functions. Our business conduct guide is filed as Exhibit 14.01 to this report. The Business Conduct Guide is also available on our Web site at http://www.intuit.com/about_intuit/investors/corporate_gov. We intend to post at this address any future amendments or waivers of our Business Conduct Guide that would otherwise be required to be disclosed in Form 8-K.

ITEM 11
EXECUTIVE COMPENSATION

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our December 2004 Annual Meeting of Stockholders.

ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our December 2004 Annual Meeting of Stockholders.

ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our December 2004 Annual Meeting of Stockholders.

ITEM 14
PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our December 2004 Annual Meeting of Stockholders.

PART IV

ITEM 15
EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements — See Index to Consolidated Financial Statements in Part II, Item 8.

2.	Financial Statement Schedules — See Index to Consolidated Financial Statements in Part II, Item 8.

3.	Exhibits

Incorporated by Reference
Filed
with
Ex.		this			Date
No.	Exhibit Description	10-K	Form	File No.	Filed
3.01	Restated Intuit Certificate of Incorporation, dated as of January 19, 2000		10-Q		06/14/00

3.02	Third Amended and Restated Rights Agreement, dated as of January 30, 2003		8-A/A	000- 21180	02/18/03

3.03	Bylaws of Intuit, as amended and restated effective May 1, 2002		10-Q		05/31/02

4.01	Form of Specimen Certificate for Intuit’s Common Stock		10-K		09/25/02

4.02	Form of Right Certificate for Series B Junior Participating Preferred Stock (included in Exhibit 3.02 as Exhibit B)		8-A/A	000- 21180	02/18/03

10.01+	Intuit 2002 Equity Incentive Plan and related plan documents, as amended through July 30, 2003		10-K		9/19/03

10.02+	Intuit 1993 Equity Incentive Plan, as amended through January 16, 2002		10-Q		02/28/02

10.03+	Intuit 1996 Employee Stock Purchase Plan, as amended through October 30, 2003		10-Q		12/05/03

10.04+	Intuit 1996 Directors Stock Option Plan and forms of Agreement, as amended by the Board on January 30, 2003		10-Q		02/28/03

10.05+	Intuit 1998 Option Plan for Mergers and Acquisitions and form of Agreement, as amended through July 29, 2003		10-K		9/19/03

10.06+	Intuit Form of Amendment to All Stock Options Outstanding at February 19, 1999		10-K		10/12/99

10.07+	Intuit Performance Incentive Plan, effective August 1, 2002		10-K		09/25/02

10.08+	Intuit Executive Deferred Compensation Plan, effective March 15, 2002		10-Q		05/31/02

10.09+	Intuit Senior Executive Incentive Plan adopted on December 12, 2002		DEF 14A Appendix 3		10/23/02

10.10+	Form of Indemnification Agreement entered into by Intuit with each of its directors and certain officers		10-K		09/25/02

10.11+	Form of Stock Bonus Agreement (Matching Unit) under the Intuit 2002 Equity Incentive Plan related to the Executive Stock Ownership Program		10-Q		12/05/03

10.12+	Amended and Restated Employment Agreement between Intuit and Stephen M. Bennett, dated July 30, 2003		8-K		08/01/03

10.13+	Restricted Stock Purchase Agreement, with respect to 150,000 shares of Intuit Common Stock between Intuit and Stephen M. Bennett, dated January 24, 2000		S-8	333- 51700	12/12/00

10.14+	Restricted Stock Purchase Agreement, with respect to 75,000 shares of Intuit Common Stock between Intuit and Stephen M. Bennett, dated January 24, 2000		S-8	333- 51700	12/12/00

10.15+	Amendment No. 1 to Restricted Stock Purchase Agreement, with respect to 150,000 shares of Intuit Common Stock dated January 24, 2000 between Intuit and Stephen M. Bennett, dated January 17, 2001		10-Q		06/13/01

10.16+	Amendment No. 1 to Restricted Stock Purchase Agreement, with respect to 75,000 shares of Intuit Common Stock dated January 24, 2000 between Intuit and Stephen M. Bennett, dated January 17, 2001		10-Q		06/13/01

10.17+	Amended and Restated Secured Balloon Payment Promissory Note between Intuit and Stephen M. Bennett, dated November 26, 2001		10-Q		02/28/02

10.18+	Amended and Restated Secured Full Recourse Balloon Payment Promissory Note (and related Stock Pledge Agreement) between Intuit and Stephen M. Bennett, dated February 19, 2002		10-Q		02/28/02

10.19+	Share Repurchase Agreement between Intuit and Stephen M. Bennett, dated March 27, 2003		10-Q		05/30/03

10.20+	2002 Equity Incentive Plan Stock Bonus Award Agreement between Intuit and Stephen M. Bennett dated July 30, 2003		10-K		9/19/03

10.21+	Share Repurchase Agreement dated February 23, 2004 between Intuit and Stephen M. Bennett		10-Q		06/14/04

10.22+	Amended and Restated Employment Agreement between Intuit and Lorrie M. Norrington, dated July 31, 2003		10-K		9/19/03

10.23+	Secured Balloon Payment Promissory Note for the principal amount of $5,500,000 between Intuit and Lorrie Norrington, dated May 20, 2002		10-K		09/25/02

10.24+	Secured Balloon Payment Bridge Loan Promissory Note for the principal amount of $1,000,000 between Intuit and Lorrie Norrington, dated May 20, 2002		10-K		09/25/02

10.25+	Lorrie Norrington Long Term Compensation Program dated December 18, 2003		10-Q		03/09/04

10.26+	Employment Agreement between Intuit and Robert “Brad” Henske, dated December 30, 2002		10-Q		02/28/03

10.27+	Employment Agreement between Intuit and Richard William Ihrie, dated October 14, 2000		10-K		10/05/01

10.28+	Amended and Restated Secured Balloon Payment Promissory Note for the principal amount of $1,800,000 between Intuit and Richard W. Ihrie, dated November 26, 2001		10-Q		02/28/02

10.29+	Employment Agreement between Intuit and Raymond Stern, dated October 23, 1997	X

10.30+	Director Compensation Agreement between Intuit and Dennis D. Powell, dated February 11, 2004		10-Q		06/14/04

10.31#	Amended & Restated Services Agreement between Intuit and Ingram Micro Inc. dated September 11, 2001		10-Q		12/07/01

10.32#	Master Agreement between Intuit and Modus Media International, Inc. dated November 1, 2000, as amended on August 27, 2001		10-Q		12/07/01

10.33	Master Services Agreement between Intuit and Arvato Services, Inc., dated May 28, 2003		10-K		9/19/03

10.34	Lease Expiration Advancement Agreement effective July 31, 2003 between Intuit and Charleston Properties for 2475, 2500, 2525, 2535 and 2550 Garcia Avenue and 2650, 2675, 2700 and 2750 Coast Avenue, Mountain View, CA		10-K	9/19/03

10.35	Lease Agreement dated as of July 31, 2003 between Intuit and Charleston Properties for 2475, 2500, 2525, 2535 and 2550 Garcia Avenue, Mountain View, CA		10-K	9/19/03

10.36	Lease Agreement dated as of July 31, 2003 between Intuit and Charleston Properties for 2650, 2675, 2700 and 2750 Coast Avenue and 2600 Casey Avenue, Mountain View, California		10-K	9/19/03

10.37	Lease Agreement dated as of March 29, 1999 between Intuit and various parties as Landlord for 2632 Marine Way, Mountain View, California		10-K	10/13/01

10.38	Build-to-Suit Lease Agreement dated as of June 9, 1995 between Intuit and Kilroy Realty Corporation, successor to UTC Greenwich Partners, a California limited partnership for 6200 and 6220 Greenwich, San Diego, California	X

10.39	Amendment to Lease Agreement dated as of June 9, 1995, dated April 14, 1998 between Intuit and Kilroy Realty L.P., successor to UTC Greenwich Partners, L.P.		10-K	10/6/98

10.40	Consent to Sublease Agreement dated March 31, 2000 among Intuit as subtenant, Spieker Properties, L.P. and Franklin Templeton Corporate Services, Inc. for Eastgate Mall, San Diego, California		10-Q	06/14/00

10.41	Build-to-Suit Lease Agreement dated as of April 8, 1998, between Intuit and TACC Investors, LLC for property located at 2800 East Commerce Center Place, Tucson, Arizona		10-K	10/06/98

10.42	Lease Agreement dated August 16, 2002 between Intuit and Pegasus Aviation, Inc. for property located at 6550 S. Country Club Road, Tucson, Arizona		10-K	9/19/03

10.43	Subordination Agreement; Acknowledgment of Lease Assignment, Estoppel, Attornment and Non-Disturbance Agreement dated August 22, 2002 among Intuit, Pegasus Aviation, Inc., and Bank One, Arizona, N.A.		10-K	9/19/03

10.44	Lease Agreement dated as of June 1, 1993 between Intuit as successor in interest to Computing Resources, Inc. who is successor in interest to Pioneer Bank and Dermody Properties for 5400 Equity Avenue, Reno, Nevada		10-K	10/12/99

10.45	Lease Agreement dated as of January 1, 1994 between Intuit as successor in interest to Computing Resources, Inc. and 1285 Financial Boulevard, Inc. for 1285 Financial Boulevard, Reno, Nevada		10-K	10/12/99

10.46	Sublease Agreement and Amendments between Lacerte Software Corporation and Oryx Energy Company for 13155 Noel Road, Suite 2200, Dallas, Texas		10-K	10/12/99

10.47	Office Lease Agreement dated February 22, 2000 between Lacerte Software Corporation and KCD-TX 1 Investment Limited Partnership for office space in Plano, Texas		10-Q	06/14/00

10.48	Assignment and Assumption of Lease dated as of September 27, 2002 between KCD-TX I Investment Limited Partnership and Wells Operating Partnership, L.P., re office space in Plano, Texas		10-K	9/19/03

14.01	Code of Ethics: Intuit Business Conduct Guide adopted July 31, 2003, and as amended through May 4, 2004		8-K	05/07/04

21.01	List of Intuit’s Subsidiaries	X

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X

24.01	Power of Attorney (see signature page)	X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01	Section 1350 Certification (Chief Executive Officer)	X

32.02	Section 1350 Certification (Chief Financial Officer)	X

+	Indicates a management contract or compensatory plan or arrangement

#	We have requested confidential treatment for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission (the “SEC”). We omitted such portions from this filing and filed them separately with the SEC.

(b)	Reports on Form 8-K filed during the fourth quarter of fiscal 2004:

On May 7, 2004, Intuit filed a report on Form 8-K to report under Item 7 and Item 10 to disclose revision of Section 5 of its Business Conduct Guide, which describes specific obligations of its Senior Executive and Financial Officers. The revised section (now Section 6) clarifies that the Business Conduct Guide meets all of the requirements for a Code of Ethics for Senior Executive and Financial Officers (as defined in S-K Item 406(b)), and that Intuit therefore has not established any additional standards of conduct for its Senior Executive and Financial Officers. Intuit Inc.’s Business Conduct Guide, as amended through May 4, 2004 was included in the 8-K.

On May 19, 2004, Intuit furnished a report on Form 8-K to report under Item 12 its financial results for the quarter ended April 30, 2004, and to list under Item 7 a press release provided with the filing. Intuit’s balance sheet and statement of operations for the three and nine months ended April 30, 2004 were included with the press release that is an exhibit to the report.

(c)	Exhibits

See Item 15(a)(3) above.

(d)	Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC.
Dated: September 24, 2004	By:	/s/ ROBERT B. HENSKE
Robert B. Henske
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY

By signing this Form 10-K below, I hereby appoint each of Stephen M. Bennett and Robert B. Henske as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form 10-K (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

Principal Executive Officer:
/s/ STEPHEN M. BENNETT	President, Chief Executive Officer	September 24, 2004
and Director
Stephen M. Bennett

Principal Financial Officer:
/s/ ROBERT B. HENSKE	Senior Vice President and Chief	September 24, 2004
Financial Officer
Robert B. Henske

Principal Accounting Officer:
/s/ DOROTHY D. HAYES	Vice President, Corporate Controller	September 24, 2004

Dorothy D. Hayes

Additional Directors:
/s/ CHRISTOPHER W. BRODY	Director	September 24, 2004

Christopher W. Brody

/s/ WILLIAM V. CAMPBELL	Chairman of the Board of Directors	September 24, 2004

William V. Campbell

/s/ SCOTT D. COOK	Director	September 24, 2004

Scott D. Cook

/s/ L. JOHN DOERR	Director	September 24, 2004

L. John Doerr

/s/ DONNA L. DUBINSKY	Director	September 24, 2004

Donna L. Dubinsky

/s/ MICHAEL R. HALLMAN	Director	September 24, 2004

Michael R. Hallman

/s/ DENNIS D. POWELL	Director	September 24, 2004

Dennis D. Powell

/s/ STRATTON SCLAVOS	Director	September 24, 2004

Stratton Sclavos

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
10.29+	Employment Agreement between Intuit and Raymond Stern, dated October 23, 1997

10.38	Build-to-Suit Lease Agreement dated as of June 9, 1995 between Intuit and Kilroy Realty Corporation, successor to UTC Greenwich Partners, a California limited partnership for 6200 and 6220 Greenwich, San Diego, California

21.01	List of Intuit’s Subsidiaries

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.01	Power of Attorney (see signature page)

31.01	Certification of Chief Executive Officer

31.02	Certification of Chief Financial Officer

32.01	Section 1350 Certification (Chief Executive Officer)

32.02	Section 1350 Certification (Chief Financial Officer)

+	Indicates a management contract or compensatory plan or arrangement