Form 10-Q
period 2004-10-31
INTUIT INC
filed 2004-12-10
CIK 896878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2004 or

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

Approximately 187,432,204 shares of Common Stock, $0.01 par value, as of November 30, 2004

INTUIT INC.
FORM 10-Q
INDEX

Page
Number
PART I FINANCIAL INFORMATION
ITEM 1: Financial Statements
Condensed Consolidated Balance Sheets at October 31, 2004 and July 31, 2004	3
Condensed Consolidated Statements of Operations for the three months ended October 31, 2004 and 2003	4
Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 2004 and 2003	5
Notes to Condensed Consolidated Financial Statements	6
ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
ITEM 3: Quantitative and Qualitative Disclosures about Market Risk	45
ITEM 4: Controls and Procedures	46
PART II OTHER INFORMATION
ITEM 1: Legal Proceedings	47
ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	49
ITEM 5: Other Information	50
ITEM 6: Exhibits	53
Signatures	54
EXHIBIT 10.01
EXHIBIT 10.02
EXHIBIT 10.03
EXHIBIT 10.04
EXHIBIT 10.05
EXHIBIT 10.06
EXHIBIT 10.07
EXHIBIT 10.08
EXHIBIT 10.09
EXHIBIT 10.10
EXHIBIT 10.11
EXHIBIT 10.12
EXHIBIT 10.13
EXHIBIT 31.01
EXHIBIT 31.02
EXHIBIT 32.01
EXHIBIT 32.02

Intuit, the Intuit logo, QuickBooks, Quicken, Quicken.com, TurboTax, ProSeries, Lacerte and Track-It!, among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Intuit MasterBuilder, MRI and Intuit Eclipse, among others, are pending or common-law trademarks and/or service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners and should be treated as such.

PART I

ITEM 1 FINANCIAL STATEMENTS

INTUIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	July 31,
(In thousands; unaudited)	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$52,008	$27,298
Short-term investments	707,645	991,971
Accounts receivable, net	69,122	90,795
Income taxes receivable	17,536	—
Deferred income taxes	20,134	31,353
Prepaid expenses and other current assets	71,600	50,478
Current assets of discontinued operations	977	1,605

Current assets before funds held for payroll customers	939,022	1,193,500
Funds held for payroll customers	333,098	323,041

Total current assets	1,272,120	1,516,541
Property and equipment, net	236,999	232,654
Goodwill, net	659,781	659,137
Purchased intangible assets, net	95,439	104,966
Long-term deferred income taxes	138,967	135,711
Loans to executive officers and other employees	15,739	15,809
Other assets	22,783	17,669
Long-term assets of discontinued operations	13,691	13,691

Total assets	$2,455,519	$2,696,178

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$83,526	$70,124
Accrued compensation and related liabilities	72,800	133,733
Deferred revenue	217,992	219,482
Income taxes payable	—	22,159
Other current liabilities	80,501	83,251
Current liabilities of discontinued operations	4,976	5,575

Current liabilities before payroll customer fund deposits	459,795	534,324
Payroll customer fund deposits	333,098	323,041

Total current liabilities	792,893	857,365

Long-term obligations	16,997	16,394

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	1,954,354	1,949,226
Treasury stock, at cost	(1,203,914)	(1,088,389)
Deferred compensation	(17,733)	(19,434)
Accumulated other comprehensive loss	(1,283)	(3,375)
Retained earnings	914,205	984,391

Total stockholders’ equity	1,645,629	1,822,419

Total liabilities and stockholders’ equity	$2,455,519	$2,696,178

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	October 31,	October 31,
(In thousands, except per share amounts; unaudited)	2004	2003
Net revenue:
Product	$160,857	$157,869
Service	89,604	66,086
Other	15,529	15,367

Total net revenue	265,990	239,322

Costs and expenses:
Cost of revenue:
Cost of product revenue	30,187	31,862
Cost of service revenue	39,756	34,792
Cost of other revenue	6,529	6,710
Amortization of purchased software	3,354	3,222
Selling and marketing	133,135	131,775
Research and development	75,107	70,634
General and administrative	50,843	43,235
Acquisition-related charges	4,444	5,752

Total costs and expenses	343,355	327,982

Loss from continuing operations	(77,365)	(88,660)
Interest and other income	3,951	7,490
Gains on marketable securities and other investments, net	158	147

Loss from continuing operations before income taxes	(73,256)	(81,023)
Income tax benefit	(30,786)	(27,520)

Net loss from continuing operations	(42,470)	(53,503)
Net loss from discontinued operations (Note 5)	(3,666)	(462)

Net loss	$(46,136)	$(53,965)

Basic and diluted net loss per share from continuing operations	$(0.22)	$(0.27)
Basic and diluted net loss per share from discontinued operations	(0.02)	—

Basic and diluted net loss per share	$(0.24)	$(0.27)

Shares used in per share amounts	188,346	198,747

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	October 31,	October 31,
(In thousands; unaudited)	2004	2003
Cash flows from operating activities:
Net loss	$(46,136)	$(53,965)
Net loss from discontinued operations	3,666	462

Net loss from continuing operations	(42,470)	(53,503)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation	21,428	19,726
Acquisition-related charges	4,444	5,752
Amortization of purchased software	3,354	3,222
Amortization of other purchased intangible assets	1,883	1,460
Amortization of deferred compensation not related to acquisitions	1,625	1,561
(Gain) loss on disposal of property and equipment	(128)	1,257
Amortization of premiums and discounts on available-for-sale debt securities	3,466	2,578
Net realized (gain) loss on sales of available-for-sale debt securities	1,297	(88)
Net gains from marketable securities and other investments	(158)	(147)
Deferred income taxes	7,160	—
Tax benefit from employee stock options	5,153	7,523
Gain on foreign exchange transactions	(417)	(3,280)

Subtotal	6,637	(13,939)

Changes in operating assets and liabilities:
Accounts receivable	22,049	12,906
Income taxes receivable	(20,904)	—
Prepaid expenses and other current assets	(20,809)	(17,391)
Accounts payable	13,131	25,577
Accrued compensation and related liabilities	(60,981)	(50,029)
Deferred revenue	(1,605)	4,597
Income taxes payable	(22,526)	(34,477)
Other current liabilities	(3,407)	(2,684)

Total changes in operating assets and liabilities	(95,052)	(61,501)

Net cash used in operating activities of continuing operations	(88,415)	(75,440)
Net cash used in operating activities of discontinued operations	(269)	(760)

Net cash used in operating activities	(88,684)	(76,200)

Cash flows from investing activities:
Purchases of available-for-sale debt securities	(667,184)	(534,373)
Liquidation and maturity of available-for-sale debt securities	948,003	798,747
Net change in funds held for payroll customers’ money market funds and other cash equivalents	(10,057)	22,853
Purchases of property and equipment	(24,407)	(20,714)
Change in other assets	(4,886)	(3,892)
Net change in payroll customer funds deposits	10,057	(22,853)
Acquisitions of businesses, net of cash acquired	—	(118,025)

Net cash provided by investing activities	251,526	121,743

Cash flows from financing activities:
Change in long-term obligations	595	1,793
Net proceeds from issuance of common stock under stock plans	30,958	31,935
Purchase of treasury stock	(170,562)	(103,072)

Net cash used in financing activities	(139,009)	(69,344)

Effect of exchange rates on cash and cash equivalents	877	1,467

Net increase (decrease) in cash and cash equivalents	24,710	(22,334)
Cash and cash equivalents at beginning of period	27,298	169,842

Cash and cash equivalents at end of period	$52,008	$147,508

See accompanying notes.

INTUIT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the financial statements of Intuit and its wholly owned subsidiaries. We have eliminated all significant intercompany balances and transactions in consolidation. We have reclassified certain other amounts previously reported in our financial statements to conform to the current presentation. As discussed in Note 5, in August 2004 management formally approved a plan to sell our Intuit Public Sector Solutions business. Accordingly, we have reclassified our financial statements for all periods presented to reflect IPSS as discontinued operations. Unless noted otherwise, discussions in these notes pertain to our continuing operations.

We have included all normal recurring adjustments and the adjustments for discontinued operations that we considered necessary to give a fair presentation of our operating results for the periods presented. These condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements for the fiscal year ended July 31, 2004 included in Intuit’s Form 10-K, filed with the Securities and Exchange Commission on September 24, 2004. Results for the three months ended October 31, 2004 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2005 or any other future period. Our tax and QuickBooks-Related businesses are highly seasonal, with sales of tax preparation products and services heavily concentrated in the period from November through April and QuickBooks software license renewals revenue concentrated around calendar year end. These seasonal patterns mean that our quarterly total net revenue is usually highest during our second and third fiscal quarters.

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

Net Revenue

We derive revenue from the sale of packaged software products, license fees, product support, professional services, outsourced payroll services, merchant services, transaction fees and multiple element arrangements that may include any combination of these items. We recognize revenue for software products and related services in accordance with the American Institute of Certified Public Accountants’ Statement of Position, or SOP, 97-2, “Software Revenue Recognition,” as modified by SOP 98-9. For other offerings, we follow Staff Accounting Bulletin No. 104, “Revenue Recognition.” We recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collectibility is probable.

In some situations, we receive advance payments from our customers. We also offer multiple element arrangements to our customers. We defer revenue associated with these advance payments and the fair value of undelivered elements until we ship the products or perform the services. Deferred revenue consisted of the following at the dates indicated:

	October 31,	July 31,
(In thousands)	2004	2004
Product and product-related services	$186,709	$182,547
Customer support	31,283	36,935

Total deferred revenue	$217,992	$219,482

In accordance with the Financial Accounting Standards Board’s Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” we account for cash consideration (such as sales incentives) that we give to our customers or resellers as a reduction of revenue rather than as an operating expense unless we receive a benefit that we can identify and for which we can reasonably estimate the fair value.

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

Other Revenue

Other revenue consists primarily of revenue from revenue-sharing arrangements with third-party service providers and from online advertising agreements. We recognize transaction fees from revenue-sharing arrangements as end-user sales are reported to us by these partners. We typically recognize revenue from online advertising agreements as the lesser of when the advertisements are displayed or pro rata based on the contractual time period of the advertisements.

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

For arrangements where undelivered services are essential to the functionality of delivered software, we recognize both the product license revenue and service revenue under the percentage of completion contract method in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” To date, product license and service revenues recognized pursuant to SOP 81-1 have not been significant.

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

For the three months ended October 31, 2004 and 2003 we excluded 10.0 million and 10.8 million common equivalent shares from our diluted per share computations because we experienced net losses in those periods.

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

We regularly perform reviews to determine if the carrying values of our long-lived assets are impaired. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” we review goodwill and other intangible assets that have indefinite useful lives for impairment at least annually in our fourth fiscal quarter, or more frequently if an event occurs indicating the potential for impairment. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review intangible assets that have finite useful lives and other long-lived assets when an event occurs indicating the potential for impairment. In our reviews, we look for facts or circumstances, either internal or external, indicating that we may not recover the carrying value of the asset. We measure impairment losses related to long-lived assets based on the amount by which the carrying amounts of these assets exceed their fair values. Our measurement of fair value is generally based on a blend of an analysis of the present value of estimated future discounted cash flows and a comparison of revenue and operating income multiples for companies of similar industry and/or size. Our analysis is based on available information and reasonable and supportable assumptions and projections. The discounted cash flow analysis considers the likelihood of possible outcomes and is based on our best estimate of projected future cash flows. If necessary, we perform subsequent calculations to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets.

Stock-Based Incentive Programs

We provide equity incentives to our employees and to our Board members. We apply the intrinsic value recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based incentives. Accordingly, we are not required to record compensation expense when stock options are granted to eligible participants as long as the exercise price is not less than the fair market value of the stock when the option is granted. We are also not required to record compensation expense in connection with our Employee Stock Purchase Plan as long as the purchase price of the stock is not less than 85% of the lower of the fair market value at the beginning of each offering period or at the end of each purchase period.

In October 1995 the Financial Accounting Standards Board (FASB) issued SFAS 123, “Accounting for Stock Based Compensation,” and in December 2002 the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Although these pronouncements allow us to continue to follow the APB 25 guidelines and not record compensation expense for most employee stock-based awards, we are required to disclose our pro forma net income or loss and net income or loss per share as if we had adopted SFAS 123 and SFAS 148. The pro forma impact of applying SFAS 123 and SFAS 148 in the three months ended October 31, 2004 and 2003 does not necessarily represent the pro forma impact in future quarters or years.

On March 31, 2004 the FASB issued its exposure draft, “Share-Based Payment,” which is a proposed amendment to SFAS 123. The exposure draft would require all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. The FASB expects to issue a final standard late in 2004 that would be effective for public companies for interim and annual periods beginning after June 15, 2005. We have not yet assessed the impact of adopting this new standard.

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

Assumptions used for the valuation model are set forth below. Prior to the fourth quarter of fiscal 2004, we estimated the volatility factors for stock options and for our Employee Stock Purchase Plan using the historical volatility of our stock over the most recent five-year period. Beginning in the fourth quarter of fiscal 2004, we estimated the volatility factor for stock options using the historical volatility of our stock over the most recent three-year period, which is approximately equal to the average expected life of our options. Also beginning in the fourth quarter of fiscal 2004, we estimated the volatility factor for our Employee Stock Purchase Plan using the historical volatility of our stock over the most recent one-year period, which is equal to the length of the offering periods under that plan.

	Stock Options		Employee Stock Purchase Plan
	Three Months Ended		Three Months Ended
	October 31,	October 31,	October 31,	October 31,
	2004	2003	2004	2003
Average expected life (years)	3.02	3.45	1.00	1.00
Average expected volatility factor	42%	74%	29%	76%
Average risk-free interest rate	2.50%	2.35%	1.79%	0.97%
Average expected dividend yield	—	—	—	—

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

	Three Months Ended
	October 31,	October 31,
(In thousands, except per share amounts)	2004	2003
Net loss
Net loss, as reported	$(46,136)	$(53,965)
Add: Stock-based employee compensation expense included in reported net loss, net of income taxes	48	84
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of income taxes	(13,954)	(21,386)

Pro forma net loss	$(60,042)	$(75,267)

Net loss per share
Basic and diluted — as reported	$(0.24)	$(0.27)

Basic and diluted — pro forma	$(0.32)	$(0.38)

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

We sell a significant proportion of our software products directly to many retailers rather than through a few major distributors. No distributor or individual retailer accounted for 10% or more of total net revenue in the three months ended October 31, 2004 or 2003, nor did any customer account for 10% or more of accounts receivable at October 31, 2004 or July 31, 2004. Amounts due from the purchaser of our former Quicken Loans mortgage business under certain licensing and distribution agreements comprised 10.3% of accounts receivable at July 31, 2004. Amounts due from the purchaser of Quicken Loans at October 31, 2004 were nominal.

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

Recent Accounting Pronouncements

On October 22, 2004 the American Jobs Creation Act of 2004 was signed into law by the President. This Act included tax relief for domestic manufacturers, which includes producers of computer software, by providing a tax deduction of 3% for fiscal years beginning after December 31, 2004 and 2005, 6% for fiscal years beginning after December 31, 2006, 2007 and 2008, and 9% for fiscal years beginning after December 31, 2009. The deduction percentage is applied against the lesser of “qualified production activities income” or taxable income. Any tax rate benefit from this law change will take effect beginning in our fiscal 2006. However, we are awaiting clarifying guidance from the U.S. Treasury Department to determine if we will qualify for this deduction. The Financial Accounting Standards Board issued guidance in FASB Staff Position FAS 109-a providing that this deduction should be accounted for as a special deduction and not as a tax rate reduction. In addition, the Act provided for a special one-time tax deduction for foreign earnings that are repatriated. We do not expect to receive any benefit from this portion of the Act.

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

The following table summarizes our short-term investments and funds held for payroll customers at the dates indicated.

	October 31, 2004		July 31, 2004
(In thousands)	Cost	Fair Value	Cost	Fair Value
Type of issue:
Cash and cash equivalents in funds held for payroll customers	$239,643	$239,643	$231,737	$231,737
Available-for-sale debt securities:
Corporate notes	39,034	38,714	54,378	54,009
Municipal bonds	728,937	728,147	939,717	938,143
U.S. government securities	34,377	34,239	91,684	91,123

Total available-for-sale debt securities	802,348	801,100	1,085,779	1,083,275

Total short-term investments and funds held for payroll customers	$1,041,991	$1,040,743	$1,317,516	$1,315,012

Classification of investments on balance sheets:
Short-term investments	$708,893	$707,645	$994,475	$991,971
Funds held for payroll customers	333,098	333,098	323,041	323,041

	$1,041,991	$1,040,743	$1,317,516	$1,315,012

Gross unrealized gains and losses on our available-for-sale debt securities were as follows at the dates indicated:

	October 31,	July 31,
(In thousands)	2004	2004
Gross unrealized gains	$19	$174
Gross unrealized losses	(1,267)	(2,678)

Net unrealized losses	$(1,248)	$(2,504)

The following table summarizes the fair value and gross unrealized losses related to 114 available-for-sale debt securities, aggregated by type of investment and length of time that individual securities have been in a continuous unrealized loss position at October 31, 2004:

	In a Loss Position for		In a Loss Position for
	Less Than 12 Months		12 Months or More		Total in a Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Corporate notes	$33,715	$(319)	$—	$—	$33,715	$(319)
Municipal bonds	202,001	(722)	26,247	(88)	228,248	(810)
U.S. government securities	34,239	(138)	—	—	34,239	(138)

	$269,955	$(1,179)	$26,247	$(88)	$296,202	$(1,267)

We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. At October 31, 2004 we believe that the investments that we hold are not other-than-temporarily impaired. While certain available-for-sale debt securities have fair values that are below cost, we believe that it is probable that principal and interest will be collected in accordance with contractual terms, and that the decline in market value is due to changes in interest rates and not due to increased credit risk.

Gross realized gains and losses on our available-for-sale debt securities were as follows for the periods indicated:

	Three Months Ended
	October 31,	October 31,
(In thousands)	2004	2003
Gross realized gains	$160	$209
Gross realized losses	(1,457)	(121)

Net realized gains (losses)	$(1,297)	$88

The following table summarizes our available-for-sale debt securities held in short-term investments and funds held for payroll customers, classified by the stated maturity date of the security:

	October 31, 2004		July 31, 2004
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due within one year	$144,703	$144,126	$280,757	$280,417
Due within two years	153,524	152,927	256,985	255,788
Due within three years	—	—	15,295	15,186
Due after three years	504,121	504,047	532,742	531,884

Total available-for-sale debt securities	$802,348	$801,100	$1,085,779	$1,083,275

3. Goodwill and Purchased Intangible Assets

Changes in the carrying value of goodwill by reportable segment during the three months ended October 31, 2004 were as follows. Our reportable segments are described in Note 6.

	Balance	Goodwill	Foreign	Balance
	July 31,	Acquired/	Currency	October 31,
(In thousands)	2004	Adjusted	Translation	2004
QuickBooks-Related	$104,433	$(220)	$—	$104,213
Intuit-Branded Small Business	442,983	—	—	442,983
Consumer Tax	10,495	(22)	—	10,473
Professional Tax	90,507	—	—	90,507
Other Businesses	10,719	—	886	11,605

Totals	$659,137	$(242)	$886	$659,781

We summarize the following expenses on the acquisition-related charges line on our statement of operations:

	Three Months Ended
	October 31,	October 31,
(In thousands)	2004	2003
Amortization of purchased intangible assets	$4,364	$5,613
Amortization of acquisition-related deferred compensation	80	139

Total acquisition-related charges	$4,444	$5,752

At October 31, 2004 we expected amortization of our purchased intangible assets by fiscal period to be as shown in the following table. Amortization of purchased intangible assets is charged primarily to amortization of purchased software in cost of revenue and to acquisition-related charges in operating expenses on our statement of operations. Future acquisitions could cause these amounts to increase. In addition, if impairment events occur they could accelerate the timing of charges.

Expected
Amortization
(Dollars in thousands)	Expense
Nine months ended July 31, 2005	$27,883
Twelve months ended July 31, 2006	31,627
Twelve months ended July 31, 2007	19,687
Twelve months ended July 31, 2008	9,533
Twelve months ended July 31, 2009	6,272
Thereafter	437

Total expected future amortization expense	$95,439

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

The components of accumulated other comprehensive income (loss), net of income taxes, were as follows:

	Unrealized Gain (Loss) on
			Foreign
	Short-term	Marketable	Currency
(In thousands)	Investments	Securities	Translation	Total
Balance July 31, 2004	$(1,502)	$375	$(2,248)	$(3,375)
Unrealized (loss) gain, net of income tax provisions of $35 and $89	(76)	178	—	102
Reclassification adjustment for realized loss included in net income, net of income tax provision of $493	804	—	—	804
Translation adjustment	—	—	1,186	1,186

Other comprehensive income (loss)	728	178	1,186	2,092

Balance October 31, 2004	$(774)	$553	$(1,062)	$(1,283)

Balance July 31, 2003	$213	$105	$(1,107)	$(789)
Unrealized gains, net of income tax provisions of $74 and $65	128	98	—	226
Reclassification adjustment for realized gain included in net income, net of income tax benefit of $34	(54)	—	—	(54)
Translation adjustment	—	—	(922)	(922)

Other comprehensive income (loss)	74	98	(922)	(750)

Balance October 31, 2003	$287	$203	$(2,029)	$(1,539)

Comprehensive net loss was as follows for the periods indicated:

	Three Months Ended
	October 31,	October 31,
(In thousands)	2004	2003
Net loss	$(46,136)	$(53,965)
Other comprehensive income (loss)	2,092	(750)

Comprehensive net loss, net of income taxes	$(44,044)	$(54,715)

Income tax provision netted against other comprehensive income (loss)	$617	$105

5. Discontinued Operations

In August 2004 management formally approved a plan to sell our Intuit Public Sector Solutions (IPSS) business, which is part of our Intuit-Branded Small Business segment. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we determined that IPSS became a long-lived asset held for sale in the first quarter of fiscal 2005. SFAS 144 provides that a long-lived asset classified as held for sale should be measured at the lower of its carrying amount or fair value less cost to sell. Since the carrying value of IPSS at October 31, 2004 approximated the fair value less cost to sell, no adjustment to the carrying value of this long-lived asset was necessary during the first quarter of fiscal 2005. In accordance with SFAS 144, we discontinued the amortization of IPSS intangible assets in the first quarter of fiscal 2005.

Also in accordance with the provisions of SFAS 144, we determined that IPSS became a discontinued operation during the first quarter of fiscal 2005. Consequently, we have segregated the net assets, operating results and cash flows of IPSS from continuing operations on our balance sheets, statements of operations and statements of cash flows for all periods presented. Revenue for IPSS was $2.8 million and $3.2 million for the three months ended October 31, 2004 and 2003. Loss before income taxes for IPSS was $0.5 million and $0.8 million for the same periods. The net loss from discontinued operations for the three months ended October 31, 2004 included a $3.4 million income tax provision for the estimated tax payable in connection with the expected tax gain on the sale of IPSS.

On December 3, 2004 we sold IPSS to Kintera, Inc., a California software company, for approximately $11 million. We do not expect a material gain or loss on the sale of IPSS for financial reporting purposes.

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

QuickBooks-Related product revenue is derived primarily from QuickBooks desktop software products; QuickBooks do-it-yourself payroll, a family of products sold on a subscription basis offering payroll tax tables, forms, electronic tax payment and filing, and in some cases QuickBooks software upgrades to small businesses that prepare their own payrolls; and financial supplies such as paper checks, envelopes and invoices. QuickBooks-Related service revenue is derived primarily from QuickBooks Online Edition, QuickBooks support plans and merchant services provided by our Innovative Merchant Solutions business. Other revenue for this segment consists primarily of royalties from small business online services.

Intuit-Branded Small Business product revenue is derived from business management software for information technology and three selected industries: wholesale durable goods; residential, commercial and corporate property management; and construction. Intuit-Branded Small Business service revenue is derived from technical support, consulting and training services for those software products and from outsourced payroll services. Service revenue for this segment also includes interest earned on funds held for payroll customers.

Consumer Tax product revenue is derived primarily from TurboTax federal and state consumer desktop tax return preparation software. Consumer Tax service revenue is derived primarily from TurboTax for the Web online tax return preparation services and consumer electronic filing services.

Professional Tax product revenue is derived primarily from ProSeries and Lacerte professional tax preparation software products. Professional Tax service revenue is derived primarily from electronic filing, bank product transmission and training services.

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

Our QuickBooks-Related, Consumer Tax and Professional Tax segments operate solely in the United States. All of our segments sell primarily to customers located in the United States. International total net revenue was less than 5% of consolidated total net revenue for all periods presented.

Corporate includes costs such as corporate general and administrative expenses that are not allocated to specific segments. In addition, corporate includes reconciling items such as acquisition-related costs, which include acquisition-related charges, impairment of goodwill and purchased intangible assets, amortization of purchased software and charges for purchased research and development. Corporate also includes realized net gains or losses on marketable securities and other investments, and interest and other income.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1. Except for goodwill and purchased intangible assets, we do not generally track assets by reportable segment and, consequently, we do not disclose assets by reportable segment.

The following tables show our financial results by reportable segment for the three months ended October 31, 2004 and 2003.

		Intuit-
		Branded
	QuickBooks	Small	Consumer	Professional	Other
(In thousands)	Related	Business	Tax	Tax	Businesses	Corporate	Consolidated
Three months ended October 31, 2004
Product revenue	$112,070	$15,739	$1,185	$7,146	$24,717	$—	$160,857
Service revenue	31,032	49,985	3,640	281	4,666	—	89,604
Other revenue	2,539	951	197	10	11,832	—	15,529

Total net revenue	145,641	66,675	5,022	7,437	41,215	—	265,990

Segment operating income (loss)	49,391	7,683	(20,380)	(21,086)	9,792	—	25,400
Common expenses	—	—	—	—	—	(94,967)	(94,967)

Subtotal	49,391	7,683	(20,380)	(21,086)	9,792	(94,967)	(69,567)
Amortization of purchased software	—	—	—	—	—	(3,354)	(3,354)
Acquisition-related charges	—	—	—	—	—	(4,444)	(4,444)
Interest and other income	—	—	—	—	—	3,951	3,951
Realized net gain on marketable securities	—	—	—	—	—	158	158

Income (loss) from continuing operations before income taxes	$49,391	$7,683	$(20,380)	$(21,086)	$9,792	$(98,656)	$(73,256)

		Intuit-
		Branded
	QuickBooks	Small	Consumer	Professional	Other
(In thousands)	Related	Business	Tax	Tax	Businesses	Corporate	Consolidated
Three months ended October 31, 2003
Product revenue	$104,615	$17,023	$2,366	$6,409	$27,456	$—	$157,869
Service revenue	20,138	41,278	2,706	515	1,449	—	66,086
Other revenue	5,121	847	97	—	9,302	—	15,367

Total net revenue	129,874	59,148	5,169	6,924	38,207	—	239,322

Segment operating income (loss)	44,402	(1,575)	(21,909)	(19,099)	4,781	—	6,600
Common expenses	—	—	—	—	—	(86,286)	(86,286)

Subtotal	44,402	(1,575)	(21,909)	(19,099)	4,781	(86,286)	(79,686)
Amortization of purchased software	—	—	—	—	—	(3,222)	(3,222)
Acquisition-related charges	—	—	—	—	—	(5,752)	(5,752)
Interest and other income	—	—	—	—	—	7,490	7,490
Realized net gain on marketable securities	—	—	—	—	—	147	147

Income (loss) from continuing operations before income taxes	$44,402	$(1,575)	$(21,909)	$(19,099)	$4,781	$(87,623)	$(81,023)

7. Other Current Liabilities

Other current liabilities were as follows at the dates indicated:

	October 31,	July 31,
(In thousands)	2004	2004
Reserve for product returns	$34,426	$36,877
Reserve for rebates	11,028	16,215
Credit card processing reserve	6,046	4,093
Executive deferred compensation plan	18,138	13,208
Other accruals	10,863	12,858

Total other current liabilities	$80,501	$83,251

8. Long-Term Obligations

Long-term obligations were as follows at the dates indicated:

	October 31,	July 31,
(In thousands)	2004	2004
Mountain View vacancy reserve	$8,929	$8,940
Other vacancy reserves	2,360	2,573
Capital lease obligations: monthly installments through 2007; interest rate 2.66%	5,144	5,771
Deferred rent	4,698	3,479
Other	314	360

Total long-term obligations	21,445	21,123
Less current portion (included in other current liabilities)	(4,448)	(4,729)

Long-term obligations due after one year	$16,997	$16,394

9. Income Taxes

We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and other taxable items. We recorded income tax benefits on pre-tax losses in the three months ended October 31, 2004 and 2003. Our effective tax rate for the three months ended October 31, 2004 included benefits received from tax attributes identified during the quarter and a change in tax law during the quarter related to the retroactive extension of federal research and experimental credits and to the impact of recognizing these benefits in a quarter in which we had a net loss.

The following table reconciles our effective income tax rate to the statutory federal income tax rate for the three months ended October 31, 2004 and 2003. Although the discrete items for the three months ended October 31, 2004 all reduced the tax owed, they increased the tax rate for the quarter because of the quarter’s pre-tax loss. For the full fiscal year 2005 these items are expected to reduce our effective tax rate by approximately one percentage point.

	Three Months Ended
	October 31,	October 31,
(In thousands)	2004	2003
Statutory federal income tax rate	35.0%	35.0%
State income tax, net of federal benefit	2.1%	1.6%
Federal research and experimental credits	(1.5%)	(1.7%)
Tax exempt interest	(0.7%)	(0.8%)
Other, net	0.0%	(0.1%)

Effective income tax rate before discrete items	34.9%	34.0%
Discrete items:
Reversal of tax reserves	2.1%	—
Prior year impact of the extension of federal research and experimental credit	1.0%	—
State tax credits relating to prior periods	4.0%	—

Effective income tax rate after discrete items	42.0%	34.0%

10. Stockholders’ Equity

Stock Repurchase Program

Intuit’s Board of Directors has initiated a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. During the three months ended October 31, 2004 we repurchased 3.9 million shares of our common stock for $170.6 million under these programs. We repurchased 2.2 million shares of our common stock for $103.1 million under these programs during the three months ended October 31, 2003.

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

Distribution and Dilutive Effect of Options

The following table shows option grants to Named Executives and to all employees for the periods indicated. Named Executives are defined as the Company’s chief executive officer and each of the four other most highly compensated executive officers during the fiscal periods presented.

	Three
	Months Ended	Twelve Months Ended
	October 31,	July 31,	July 31,
	2004	2004	2003
Net option grants during the period as a percentage of outstanding shares	(0.1%)	2.9%	2.7%
Grants to Named Executives during the period as a percentage of total options granted	0.0%	7.1%	8.9%
Grants to Named Executives during the period as a percentage of outstanding shares	0.0%	0.3%	0.3%
Options held by Named Executives as a percentage of total options outstanding	13.6%	12.7%	11.6%

We define net option grants as options granted less options canceled or expired and returned to the pool of options available for grant. Options granted to our Named Executives as a percentage of the total options granted to all employees may vary significantly from quarter to quarter, due in part to the timing of annual performance-based grants to Named Executives.

11. Litigation

Muriel Siebert & Co., Inc. v. Intuit Inc., Index No. 03-602942, Supreme Court of the State of New York, County of New York.

On September 17, 2003, Muriel Siebert & Co., Inc. filed a complaint against Intuit alleging various claims for breach of contract, breach of express and implied covenants of good faith and fair dealing, breach of fiduciary duty, misrepresentation and/or fraud, and promissory estoppel. The allegations relate to Quicken Brokerage powered by Siebert, a strategic alliance between the two companies. The complaint seeks compensatory, punitive, and other damages. On September 22, 2003, Intuit filed an arbitration demand against Siebert & Co., Inc. in San Jose, California seeking arbitration of all claims asserted by both parties. The Appellate Division of the Supreme Court of the State of New York has ruled that the matter should proceed in the New York state courts, but the matter is stayed while the court considers Intuit’s further appeal. Intuit believes this lawsuit is without merit and intends to defend the litigation vigorously in whichever forum it ultimately proceeds.

Intuit/Quicken Sunsetting Litigation, Master File No. 1-04-CV-016394, Superior Court of California, County of Santa Clara (Anthony Flannery v. Intuit Inc., et al, Civil No. 1-04-CV-016394 and Daniel J. Mason v. Intuit Inc., et al, Civil No. 1-04-CV-018345).

On or about March 19, 2004, plaintiff Anthony Flannery, on his behalf and on behalf of a class of persons allegedly similarly situated, filed a complaint against Intuit in Santa Clara Superior Court, alleging that Intuit’s retirement of certain services and live technical support associated with its Quicken 1998, Quicken 1999 and Quicken 2000 products constituted a breach of express and implied warranties and violated sections 17200 and 17500 of the California Business and Professions Code, as well as the Consumer Legal Remedies Act. The complaint sought certification as a class action, as well as unspecified compensatory and punitive damages, disgorgement of profits, restitution, injunctive relief and attorneys’ fees from Intuit.

On or about April 21, 2004, plaintiff Daniel Mason, on his behalf and on behalf of a class of persons allegedly similarly situated, filed a complaint against Intuit in Santa Clara Superior Court making allegations virtually identical to those of Anthony Flannery. On July 14, 2004, the Court consolidated the two cases pursuant to stipulation of the parties.

On July 29, 2004, plaintiffs filed a consolidated First Amended Complaint. On October 8, 2004, Intuit responded to plaintiffs’ First Amended Complaint by filing demurrers. By Order dated November 12, 2004, the Court granted the demurrers and dismissed all counts of the First Amended Complaint, holding that the plaintiffs failed to state a claim upon which relief could be granted. The Court allowed plaintiffs until December 10, 2004 to file a Second Amended Complaint and counsel for the plaintiffs has indicated an intent to make such a filing. If plaintiffs file a Second Amended Complaint, Intuit will defend the litigation vigorously.

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

On or about July 13, 2004, plaintiff filed a First Amended Complaint that added Ental Precision Machining, Inc., as plaintiff; plaintiffs’ counsel has also dismissed without prejudice all claims on behalf of Cynthia Belotti. On October 8, 2004, Intuit responded to plaintiff’s First Amended Complaint by filing demurrers. By Order dated November 12, 2004, the Court granted the demurrers and dismissed all counts of the First Amended Complaint, holding that plaintiff failed to state a claim upon which relief could be granted. The Court allowed plaintiff until December 10, 2004 to file a Second Amended Complaint and counsel for the plaintiff has indicated an intent to make such a filing. If plaintiff files a Second Amended Complaint, Intuit will defend the litigation vigorously.

Other Litigation Matters

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

12. Related Party Transactions

Loans to Executive Officers and Other Employees

Prior to July 30, 2002, loans to executive officers were generally made in connection with their relocation and purchase of a residence near their new place of work. Consistent with the requirements of the Sarbanes-Oxley legislation enacted on July 30, 2002, we have not made or modified any loans to executive officers since July 30, 2002 and we do not intend to make or modify any loans to executive officers in the future. At October 31, 2004, no loans were overdue and all interest payments were current in accordance with the terms of the loan agreements.

Long-term loans to executive officers and other employees are a separate line item on our balance sheet. Certain loan amounts are due within twelve months and are therefore classified as prepaid expenses and other current assets on our balance sheet. Loans to executive officers, including these current amounts, were as follows at the dates indicated:

	October 31,	July 31,
(In thousands)	2004	2004
Short-term loans:
Loans to executive officers	$1,066	$1,066
Loans to other employees	230	230

	1,296	1,296

Long-term loans:
Loans to executive officers	11,505	11,575
Loans to other employees	4,234	4,234

	15,739	15,809

Total loans:
Loans to executive officers	12,571	12,641
Loans to other employees	4,464	4,464

Total loans to executive officers and other employees	$17,035	$17,105

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We begin our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a discussion of the Critical Accounting Policies that we believe are important to understanding the assumptions and judgments underlying our financial statements. This is followed by a discussion of our Results of Operations that begins with an Overview followed by a more detailed discussion of our revenue and expenses. We then provide an analysis of our Liquidity and Capital Resources with a discussion of key aspects of our statements of cash flows, changes in our balance sheets, and our financial commitments. Following these discussions is the section entitled “Risks That Could Affect Future Results,” which details some important factors that may significantly impact our future financial performance. You should also note that this MD&A discussion contains forward-looking statements that involve risks and uncertainties. Please see the section entitled “Caution Regarding Forward-Looking Statements” at the end of this Item 2 for important information to consider when evaluating such statements.

Our QuickBooks, Consumer Tax and Professional Tax businesses are highly seasonal. Some of our other offerings are seasonal, but to a lesser extent. Revenue from upgrades for many of our small business software products, including QuickBooks, tend to be concentrated around calendar year end. Sales of income tax preparation products and services are heavily concentrated in the period from November through April. These seasonal patterns mean that our total net revenue is usually highest during our second quarter ending January 31 and third quarter ending April 30. We typically report losses in our first quarter ending October 31 and fourth quarter ending July 31, when revenue from our tax businesses is minimal while operating expenses to develop new products and services continue at relatively consistent levels.

You should read this MD&A in conjunction with the Condensed Consolidated Financial Statements and related Notes in Item 1. As discussed below, in August 2004 management formally approved a plan to sell our Intuit Public Sector Solutions (IPSS) business. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, we have classified IPSS as a discontinued operation. We have segregated the net assets, operating results and cash flows of IPSS from continuing operations on our balance sheets, statements of operations and statements of cash flows for all periods presented. Unless otherwise noted, the following discussion pertains only to our continuing operations.

Critical Accounting Policies

In preparing our financial statements, we make estimates, assumptions and judgments that can have a material impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Senior management has discussed the selection and development of these critical policies and their disclosure in this Report with the Audit Committee of our Board of Directors.

•	Net Revenue – Revenue Recognition. Intuit derives revenue from the sale of packaged software products, license fees, product support, professional services, outsourced payroll services, transaction fees and multiple element arrangements that may include any combination of these items. We follow the appropriate revenue recognition rules for each type of revenue. For additional information, see “Net Revenue” in Note 1 to the financial statements. We generally recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collectibility is probable. However, determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report. For example, for multiple element arrangements we must make assumptions and judgments in order to allocate the total price among the various elements we must deliver, to determine whether undelivered services are essential to the functionality of the delivered products and services, to determine whether vendor-specific evidence of fair value exists for each undelivered element and to determine whether and when each element has been delivered. If we were to change any of these assumptions or judgments, it could cause a material increase or decrease in the amount of revenue that we report in a particular period. Amounts for fees collected or

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

In the past, actual returns and rebates have approximated and not generally exceeded the reserves that we have established. However, actual returns and rebates in any future period are inherently uncertain. If we were to change our assumptions and estimates, our revenue reserves would change, which would impact the net revenue we report. If actual returns and rebates are significantly greater than the reserves we have established, the actual results would decrease our future reported revenue. Conversely, if actual returns and rebates are significantly less than our reserves, this would increase our future reported revenue. For example, if we had increased our fiscal 2004 returns reserves by 1% of non-consignment sales to retailers for QuickBooks, TurboTax and Quicken, our fiscal 2004 total net revenue would have been approximately $4 million lower. If rebate redemptions for our QuickBooks, TurboTax and Quicken products were to increase by 1%, our annual total net revenue would decrease by approximately $1 million.

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

reported financial results. More conservative assumptions of the anticipated future benefits from these businesses could result in impairment charges, which would decrease net income and result in lower asset values on our balance sheet. Conversely, less conservative assumptions could result in smaller or no impairment charges, higher net income and higher asset values. We recorded impairment charges of $18.7 million in fiscal 2004. At October 31, 2004, we had $659.8 million in goodwill and $95.4 million in net purchased intangible assets on our balance sheet.

•	Accounting for Stock-Based Incentive Programs. We currently measure compensation expense for our stock-based incentive programs using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under this method, we do not record compensation expense when stock options are granted to eligible participants as long as the exercise price is not less than the fair market value of the stock when the option is granted. We also do not record compensation expense in connection with our Employee Stock Purchase Plan as long as the purchase price of the stock is not less than 85% of the lower of the fair market value of the stock at the beginning of each offering period or at the end of each purchase period. In accordance with SFAS 123, “Accounting for Stock-Based Compensation,” and SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” we disclose our pro forma net income or loss and net income or loss per share as if the fair value-based method had been applied in measuring compensation expense for our stock-based incentive programs. We have elected to follow APB 25 because the fair value accounting provided for under SFAS 123 requires the use of option valuation models that were not developed for use in valuing incentive stock options and employee stock purchase plan shares.

On March 31, 2004 the Financial Accounting Standards Board (FASB) issued its exposure draft, “Share-Based Payment,” which is a proposed amendment to SFAS 123. The exposure draft would require all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. The FASB expects to issue a final standard late in 2004 that would be effective for public companies for interim and annual periods beginning after June 15, 2005. We have not yet assessed the impact of adopting this new standard.

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

Management must make significant judgments to determine our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. Our net deferred tax asset at October 31, 2004 was $159.1 million, net of the valuation allowance of $5.5 million. We recorded the valuation allowance to reflect uncertainties about whether we will be able to utilize some of our deferred tax assets (consisting primarily of certain state capital loss carryforwards) before they expire. The valuation allowance is based on our estimates of taxable income for the jurisdictions in which we operate and the period over which our deferred tax assets will be realizable. While we have considered future taxable income in assessing the need for the valuation allowance, we could be required to increase the valuation allowance to take into account additional deferred tax assets that we may be unable to realize. An increase in the valuation allowance would have an adverse impact, which could be material, on our income tax provision and net income in the period in which we make the increase.

Results of Operations

Overview

(Dollars in millions,	Q1	Q1	Q1%
except per share amounts)	FY05	FY04	Change
Total net revenue	$266.0	$239.3	11%
Loss from continuing operations	(77.4)	(88.7)	(13%)
Net loss from continuing operations	(42.5)	(53.5)	(21%)
Diluted net loss per share from continuing operations	$(0.22)	$(0.27)	(19%)
Net cash used in operating activities of continuing operations	$(88.4)	$(75.4)	17%

Total net revenue increased in the first quarter of fiscal 2005 compared with the first quarter of fiscal 2004 primarily due to growth in our QuickBooks-Related and Intuit-Branded Small Business segments. Revenue from merchant services, QuickBooks do-it-yourself payroll and outsourced payroll was higher in the fiscal 2005 period. Due to the seasonality of the tax business, revenue from our Consumer Tax and Professional Tax segments is nominal in our first fiscal quarter. The markets for many of our products are maturing and as a result we believe that our revenue growth is slowing. While we continue to develop new products and services to mitigate the impact of this slowing growth in the long term, we expect revenue growth to be in the 6% to 9% range for fiscal 2005.

Loss from continuing operations for the first quarter of fiscal 2005 was lower than in the first quarter of fiscal 2004 due to the increase in total net revenue that was only partially offset by higher spending. Net loss (after tax) from continuing operations for the first quarter of fiscal 2005 decreased more than loss from continuing operations due to a higher income tax benefit from tax attributes identified during the quarter and a change in tax law during the quarter, partially offset by lower interest and other income. Fiscal 2005 diluted net loss per share from continuing operations was lower in the first quarter of fiscal 2005 compared with the first quarter of fiscal 2004 for the foregoing reasons partially offset by a net reduction of average shares outstanding resulting from repurchases of stock under our stock repurchase programs.

At October 31, 2004 our cash, cash equivalents and short-term investments totaled $759.7 million. In the first quarter of fiscal 2005 we used cash primarily for repurchases of stock under our stock repurchase program, seasonal operating losses and the payment of accrued annual bonuses. We generated cash in the first quarter of fiscal 2005 primarily by selling short-term investments and by issuing common stock under employee stock plans. In the first quarter of fiscal 2005 we bought 3.9 million shares of our common stock under our only active stock repurchase program at an average price of $43.21 for a total price of $170.6 million. At October 31, 2004, authorized funds of $329.4 million remained available under this stock repurchase program.

Total Net Revenue

We operate in five business segments. The following table summarizes the net revenue for those segments for the first quarter of fiscal 2005 and 2004.

		% Total		% Total
	Q1	Net	Q1	Net	Q1%
(Dollars in millions)	FY05	Revenue	FY04	Revenue	Change
QuickBooks- Related
Product	$112.1		$104.6
Service	31.0		20.2
Other	2.5		5.1

Subtotal	145.6	55%	129.9	54%	12%

Intuit-Branded Small Business
Product	15.7		17.0
Service	50.0		41.3
Other	1.0		0.8

Subtotal	66.7	25%	59.1	25%	13%

Consumer Tax
Product	1.2		2.4
Service	3.6		2.7
Other	0.2		0.1

Subtotal	5.0	2%	5.2	2%	(3%)

Professional Tax
Product	7.2		6.4
Service	0.3		0.5
Other	—		—

Subtotal	7.5	3%	6.9	3%	7%

Other Businesses
Product	24.7		27.5
Service	4.7		1.4
Other	11.8		9.3

Subtotal	41.2	15%	38.2	16%	8%

Total net revenue	$266.0	100%	$239.3	100%	11%

QuickBooks-Related

QuickBooks-Related product revenue is derived primarily from QuickBooks desktop software products; QuickBooks do-it-yourself payroll, a family of products sold on a subscription basis offering payroll tax tables, forms, electronic tax payment and filing, and in some cases QuickBooks software upgrades to small businesses that prepare their own payrolls; and financial supplies such as paper checks, envelopes and invoices. QuickBooks-Related service revenue is derived primarily from QuickBooks Online Edition, QuickBooks support plans and merchant services provided by our Innovative Merchant Solutions business. Other revenue for this segment consists primarily of royalties from small business online services.

QuickBooks-Related total net revenue increased in the first quarter of fiscal 2005 compared with the first quarter of fiscal 2004 due primarily to higher merchant services revenue and QuickBooks do-it-yourself payroll revenue. The increase in merchant services revenue was due primarily to three months of Innovative Merchant Solutions activity in the first quarter of fiscal 2005 compared with one month of activity in the first quarter of fiscal 2004 because we acquired that business in October 2003; growth in the customer base and higher transaction volume per customer; and our discontinuation of the outsourcing of certain merchant processing services beginning in the fourth quarter of fiscal 2004. Although we continued to outsource some of our merchant services during the first quarter of fiscal 2005, we recognized the full revenue from processing merchant transactions that were formerly processed through a major bank rather than the smaller profit-sharing fees we would have received under our prior arrangement with that bank. QuickBooks do-it-yourself payroll revenue was higher primarily because of growth in the customer base and to a lesser extent because of price increases.

Intuit-Branded Small Business

Intuit-Branded Small Business product revenue is derived primarily from business management software for information technology and three selected industries: wholesale durable goods; residential, commercial and corporate property management; and construction. Intuit-Branded Small Business service revenue is derived from technical support, consulting and training services for those software products and from outsourced payroll services. Service revenue for this segment also includes interest earned on funds held for payroll customers.

Intuit-Branded Small Business total net revenue increased in the first quarter of fiscal 2005 compared with the first quarter of fiscal 2004 due primarily to higher outsourced payroll revenue that was driven by growth in the number of customers processing payrolls and by price increases.

Consumer Tax

Consumer Tax product revenue is derived primarily from TurboTax federal and state consumer desktop tax return preparation products. Consumer Tax service revenue is derived primarily from TurboTax for the Web online tax return preparation services and consumer electronic filing services.

Due to the seasonal nature of our Consumer Tax business, the first fiscal quarter typically generates only nominal revenue from consumer tax products and services compared with the second and third fiscal quarters. We do not believe that results for the first quarter of fiscal 2005 are indicative of revenue trends for the full year. We will not have substantially complete results for the entire 2004 tax season until late in fiscal 2005.

Professional Tax

Professional Tax product revenue is derived primarily from ProSeries and Lacerte professional tax preparation software products. Professional Tax service revenue is derived primarily from electronic filing, bank product transmission and training services.

Due to the seasonal nature of our Professional Tax business, the first fiscal quarter typically generates only nominal revenue from professional tax products and services compared with the second and third quarters of the fiscal year. We do not believe that results for the first quarter of fiscal 2005 are indicative of revenue trends for the full year. We anticipate that revenue from our Professional Tax electronic filing and bank product transmission services, which we recognize primarily in our third fiscal quarter, will grow more rapidly than revenue from our Professional Tax software in fiscal 2005. We will not have substantially complete results for the entire 2004 tax season until late in fiscal 2005.

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

The increase in Other Businesses total net revenue in the first quarter of fiscal 2005 compared with the first quarter of fiscal 2004 was due primarily to slightly higher Quicken revenue.

Cost of Revenue

	Q1	% of Related	Q1	% of Related	Q1%
(Dollars in millions)	FY05	Revenue	FY04	Revenue	Change
Cost of product revenue	$30.2	19%	$31.9	20%	(5%)
Cost of service revenue	39.8	44%	34.8	53%	14%
Cost of other revenue	6.5	42%	6.7	44%	(3%)
Amortization of purchased software	3.4	n/a	3.2	n/a	4%

Total cost of revenue	$79.9	30%	$76.6	32%	4%

Our cost of revenue has four components: (1) cost of product revenue, which includes the direct costs of manufacturing and shipping our software products; (2) cost of service revenue, which reflects direct costs associated with providing services, including data center costs relating to delivering Internet-based services; (3) cost of other revenue, which includes costs associated with generating advertising and online transactions revenue; and (4) amortization of purchased software, which represents the cost of amortizing over their useful lives developed technologies that we obtained through acquisitions.

The fiscal 2005 decrease in cost of product revenue as a percentage of product revenue was due primarily to the increase in QuickBooks do-it-yourself payroll revenue, which had minimal incremental costs.

Cost of service revenue as a percentage of service revenue decreased in the first quarter of fiscal 2005 compared with the first quarter of fiscal 2004 due primarily to growth in our merchant services and outsourced payroll businesses, which had minimal incremental costs.

Operating Expenses

	Q1	% Total Net	Q1	% Total Net	Q1%
(Dollars in millions)	FY05	Revenue	FY04	Revenue	Change
Selling and marketing	$133.1	50%	$131.8	55%	1%
Research and development	75.1	28%	70.6	30%	6%
General and administrative	50.8	19%	43.2	18%	18%

Total core operating expenses	259.0	97%	245.6	103%	5%
Acquisition-related charges	4.4	2%	5.8	2%	(24%)

Total operating expenses	$263.4	99%	$251.4	105%	5%

We define core operating expenses as the controllable costs of running our business. Selling and marketing expenses include the cost of providing customer service and technical support to customers who have not purchased support plans. Total core operating expenses increased in the first quarter of fiscal 2005 compared with the first quarter of fiscal 2004. Selling and marketing and research and development expenses decreased as a percentage of total net revenue in the first quarter of fiscal 2005 compared with the first quarter of fiscal 2004 because our revenue grew faster than our spending. General and administrative expenses increased slightly as a percentage of total net revenue in the first quarter of fiscal 2005 compared with the first quarter of fiscal 2004 due to higher spending for infrastructure and implementation of our new information systems.

Segment Operating Income (Loss)

Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. Segment expenses do not include certain costs, such as corporate general and administrative expenses, that are not allocated to specific segments. In addition, segment expenses do not include acquisition-related costs, which include acquisition-related charges, amortization of purchased software and charges for purchased research and development. Segment expenses also do not include realized net gains or losses on marketable securities and other investments, and interest and other income. See Note 6 to the financial statements for reconciliations of total segment operating income or loss to income or loss from continuing operations for each fiscal period presented.

	Q1	% of Related	Q1	% of Related	Q1%
(Dollars in millions)	FY05	Revenue	FY04	Revenue	Change
QuickBooks-Related	$49.4	34%	$44.4	34%	11%
Intuit-Branded Small Business	7.7	12%	(1.6)	(3%)	NM
Consumer Tax	(20.4)	NM	(21.9)	NM	(7%)
Professional Tax	(21.1)	NM	(19.1)	NM	10%
Other Businesses	9.8	24%	4.8	13%	104%

Total segment operating income	$25.4	10%	$6.6	3%	285%

NM is a non-meaningful comparison.

QuickBooks-Related

QuickBooks-Related segment operating income as a percentage of related revenue was flat in the first quarter of fiscal 2005 compared with the first quarter of fiscal 2004 due primarily to higher merchant services and QuickBooks do-it-yourself payroll net revenue offset by higher spending for QuickBooks product development, technical support, sales and retail merchandising.

Intuit-Branded Small Business

Intuit-Branded Small Business had segment operating income in the first quarter of fiscal 2005 compared with a segment operating loss in the first quarter of fiscal 2004. This was due primarily to outsourced payroll revenue growth combined with cost of revenue efficiencies, the consolidation of regional sales facilities and a reorganization of the sales force that resulted in lower spending in that business in the fiscal 2005 period.

Consumer Tax

Due to the seasonal nature of our Consumer Tax business, we normally experience a segment operating loss in our first fiscal quarter as revenue from consumer tax products and services is nominal while operating expenses to develop new products and services continue at relatively consistent levels. We do not believe that segment operating results for the first quarter of fiscal 2005 are indicative of trends for the full year.

Professional Tax

Due to the seasonal nature of our Professional Tax business, we normally experience a segment operating loss in our first fiscal quarter as revenue from professional tax products and services is nominal while operating expenses to develop new products and services continue at relatively consistent levels. We do not believe that segment operating results for the first quarter of fiscal 2005 are indicative of trends for the full year.

Other Businesses

Other Businesses segment operating income increased in the first quarter of fiscal 2005 compared with the first quarter of fiscal 2004 due primarily to a slight revenue increase in Quicken on relatively stable spending.

Non-Operating Income and Expenses

Interest and Other Income

	Three Months Ended
	October 31,	October 31,
(In millions)	2004	2003
Interest income	$2.6	$3.3
Quicken Loans royalties and fees	0.6	0.7
Net foreign exchange gain	0.4	3.3
Interest expense	(0.1)	(0.1)
Other	0.5	0.3

	$4.0	$7.5

Total interest and other income declined in the first quarter of fiscal 2005 compared with the first quarter of fiscal 2004 primarily due to the decrease in net foreign exchange gains. This decrease resulted primarily from our conversion of a significant portion of our Canadian intercompany balances to long-term investments in that subsidiary in the third quarter of fiscal 2004, which reduced our exposure to fluctuations in foreign exchange rates. The interest income that we earned on our cash and short-term investment balances also decreased in the first quarter of fiscal 2005 compared with the first quarter of fiscal 2004. This was because average invested balances were lower in the fiscal 2005 quarter due to continued investment in our stock repurchase programs.

Income Taxes

We recorded income tax benefits on pre-tax losses in the three months ended October 31, 2004 and 2003. Our effective tax rate for the three months ended October 31, 2004 was 42% and differed from the federal statutory rate primarily due to the net effect of the benefit received from tax attributes identified in the quarter and a change in tax law during the quarter related to the retroactive extension of federal research and experimental credits and to the impact of recognizing these benefits in a quarter in which we had a net loss, federal research and experimental credits, tax exempt interest income and various state tax credits offset by state taxes. Our effective tax rate for the three months ended October 31, 2003 was 34% and differed from the federal statutory rate primarily due to the net effect of the benefit received from federal research and experimental credits, tax-exempt interest income and various tax credits offset by state taxes. See Note 9 to the financial statements.

At October 31, 2004 we had net deferred tax assets of $159.1 million, which included a valuation allowance of $5.5 million for certain state capital loss carryforwards. We decreased the valuation allowance by $2.0 million in the first quarter of fiscal 2005 due to the realization of state capital loss carryforwards that were previously thought to be unrealizable and adjustments made to foreign net operating loss carryforwards. The allowance reflects management’s assessment that we may not receive the benefit of capital loss carryforwards in certain state jurisdictions. While we believe our current valuation allowance is sufficient, it may be necessary to increase this amount if it becomes more likely that we will not realize a greater portion of the net deferred tax assets. We assess the need for an adjustment to the valuation allowance on a quarterly basis.

Discontinued Operations

In August 2004 management formally approved a plan to sell our Intuit Public Sector Solutions (IPSS) business, which is part of our Intuit-Branded Small Business segment. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we determined that IPSS became a long-lived asset held for sale and a discontinued operation in the first quarter of fiscal 2005. Consequently, we have segregated the net assets, operating results and cash flows of IPSS from continuing operations on our balance sheets, statements of operations and statements of cash flows for all periods presented. Also in accordance with SFAS 144, we discontinued the amortization of IPSS purchased intangible assets in the first quarter of fiscal 2005. The net loss from discontinued operations for the first quarter of fiscal 2005 included a $3.4 million income tax provision for the estimated tax payable in connection with the expected tax gain on the sale of IPSS. On December 3, 2004 we sold IPSS to Kintera, Inc., a California software company, for approximately $11 million. We do not expect a material gain or loss on the sale of IPSS for financial reporting purposes.

Liquidity and Capital Resources

Statement of Cash Flows

At October 31, 2004 our cash, cash equivalents and short-term investments totaled $759.7 million, a decrease of $259.6 million from July 31, 2004. We used cash for our operations during the first quarter of fiscal 2005, primarily for seasonal operating losses and the payment of accrued annual bonuses. We generated cash from investing activities during the first quarter of fiscal 2005, primarily by selling short-term investments. We used cash for financing activities during the first quarter of fiscal 2005, primarily for the repurchase of stock under our stock repurchase programs. See “Stock Repurchase Programs” below and Note 10 to the financial statements. This was partially offset by proceeds that we received from the issuance of common stock under employee stock plans.

Stock Repurchase Programs

Intuit’s Board of Directors has initiated a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. During the first quarter of fiscal 2005 we repurchased 3.9 million shares of our common stock for $170.6 million under our only active stock repurchase program. At October 31, 2004 authorized funds of $329.4 million remained available under this program.

Loans to Executive Officers and Other Employees

Outstanding loans to executive officers and other employees totaled $17.0 million at October 31, 2004 and $17.1 million at July 31, 2004. Loans to executive officers are primarily relocation loans that are generally secured by real property and have original maturity dates of up to 10 years. At October 31, 2004 no loans were overdue and all interest payments were current in accordance with the terms of the loan agreements. Consistent with the requirements of the Sarbanes-Oxley Act of 2002, no loans to executive officers have been made or modified since July 30, 2002 and we do not intend to make or modify loans to executive officers in the future. See Note 12 to the financial statements.

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

Reserves for Returns and Rebates

Activity in our reserves for product returns and for rebates during the first quarter of fiscal 2005 and comparative balances at October 31, 2003 were as follows:

		Additions
	Balance	Charged		Balance	Balance
	July 31,	Against	Returns/	October 31,	October 31,
	2004	Revenue	Redemptions	2004	2003
(In thousands)
Reserve for product returns	$36,877	$7,209	$(9,660)	$34,426	$32,734
Reserve for rebates	16,215	7,637	(12,824)	11,028	8,139

Due to the seasonality of our business, we compare our returns and rebate reserve balances at October 31, 2004 to the reserve balances at October 31, 2003. The fiscal 2005 increase in our reserve for product returns was due primarily to a higher QuickBooks reserve rate due to expanded distribution and more product lines, partially offset by a lower Quicken reserve rate that was driven by improved channel management. The fiscal 2005 increase in our reserve for rebates was due primarily to higher redemption rates and more marketing of current year rebate programs for QuickBooks.

Recent Accounting Pronouncements

On March 31, 2004 the Financial Accounting Standards Board issued its exposure draft, “Share-Based Payment,” which is a proposed amendment to SFAS 123. The exposure draft would require all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. The FASB expects to issue a final standard late in 2004 that would be effective for public companies for interim and annual periods beginning after June 15, 2005. We have not yet assessed the impact of adopting this new standard.

On October 22, 2004 the American Jobs Creation Act of 2004 was signed into law by the President. This Act included tax relief for domestic manufacturers, which includes producers of computer software, by providing a tax deduction of 3% for fiscal years beginning after December 31, 2004 and 2005, 6% for fiscal years beginning after December 31, 2006, 2007 and 2008, and 9% for fiscal years beginning after December 31, 2009. The deduction percentage is applied against the lesser of “qualified production activities income” or taxable income. Any tax rate benefit from this law change will take effect beginning in our fiscal 2006. However, we are awaiting clarifying guidance from the U.S. Treasury Department to determine if we will qualify for this deduction. The Financial Accounting Standards Board issued guidance in FASB Staff Position FAS 109-a providing that this deduction should be accounted for as a special deduction and not as a tax rate reduction. In addition, the Act provided for a special one-time tax deduction for foreign earnings that are repatriated. We do not expect to receive any benefit from this portion of the Act.

RISKS THAT COULD AFFECT FUTURE RESULTS

The factors discussed below are cautionary statements that identify important risks and trends that could impact our future operating results and could cause actual results to differ materially from those anticipated in the forward-looking statements in this Report. Our fiscal 2004 Form 10-K and other SEC filings contain additional details about these risks, as well as other risks that could affect future results.

We face intense competitive pressures in all of our businesses, potentially from Microsoft in our QuickBooks-Related business and from H&R Block and federal and state taxing authorities in our Consumer Tax business, that may negatively impact our revenue, profitability and market position.

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

QuickBooks-Related. Losing existing or potential QuickBooks customers to competitors causes us to lose potential software revenue and limits our opportunities to sell related products and services such as our financial supplies, QuickBooks do-it-yourself payroll and merchant service offerings. Many competitors and potential competitors provide, or have expressed significant interest in providing, accounting and business management products and services to small businesses. For example, Microsoft currently offers a number of competitive small business offerings and has indicated part of its growth strategy is to focus on small business offerings. In November 2004 Microsoft announced the impending launch of a number of product and service offerings aimed at small businesses, including a product named Microsoft Office Small Business Accounting, which is expected to be integrated with the Microsoft Office product suite. Accordingly, we expect that competition from Microsoft in the small business area will intensify over time with the introduction of these and other offerings that directly compete with our QuickBooks and other offerings. Although we have successfully competed with Microsoft in the past, given its market position and resources Microsoft’s small business product and service offerings may have a significant negative impact on our revenue and profitability.

Consumer Tax. Our consumer tax business faces significant competition from both the public and private sector. In the public sector we face the risk of federal and state taxing authorities developing or contracting to provide software or other systems to facilitate tax return preparation and electronic filing at no charge to taxpayers.

•	Federal Government. Agencies of the U.S. government have made several attempts during the two most recent presidential administrations to offer taxpayers a form of free tax preparation software and filing service. However, in October 2002 the U.S. Internal Revenue Service agreed not to develop or deploy its own competing tax software product or service so long as participants in an association of private tax preparation software companies, including Intuit, agreed to provide Web-based federal tax preparation and filing services at no cost to qualified taxpayers for a period of three years, subject to recurring two-year extensions. The relationship, called the “Free File Alliance,” is intended to serve lower income, disadvantaged and underserved taxpayers with the objective of making free online tax preparation software and filing services available to at least 60% of taxpayers. Although the Free File Alliance has kept the federal government from being a direct competitor to our tax offerings, it has caused us to lose revenue opportunities for a large percentage of the tax base. In addition, a growing number of competitors are using the Free File Alliance as a free marketing tool by giving away services at the federal level and attempting to make money from ancillary service offerings. Further, were the federal government to terminate the Free File Alliance and elect to provide its own software and electronic filing services available to taxpayers at no charge it would negatively impact our revenue and profits.

•	State Governments. State taxing authorities have also actively pursued strategies to provide free online tax return preparation and electronic filing services for state taxpayers. During 2004 at least 15 states participated in Free File Alliance collaborations with private sector software companies to offer free online tax preparation and electronic filing services to qualified taxpayers. However, 22 states, including California, directly offered their own online services to taxpayers. It is possible that other governmental

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

•	Private Sector. In the private sector we face intense competition primarily from H&R Block, the makers of TaxCut software, and increasingly from web-based competitive offerings where we are subject to significant and increasing pricing pressure. We also compete for customers with low-cost assisted tax preparation businesses, such as H&R Block.

Other Segments (Intuit-Branded Small Business, Professional Tax and Other Businesses). Our professional tax offerings face pricing pressure from competitors seeking to obtain our customers through deep product discounts and loss of customers to competitors offering no-frills offerings at low prices. This business also faces competition from competitively-priced integrated accounting solutions that are more complete than our current offerings. The substantial size of our principal competitors in the outsourced payroll services business and our merchant card processing service business benefit from greater economies of scale that may result in pricing pressure for our offerings. In addition, in November 2004 Microsoft announced that it had entered into partnership agreements with ADP and other service providers to offer payroll-related services that interact with its products. The growth of electronic banking and other electronic payment systems is decreasing the demand for checks and consequently causing pricing pressure for our supplies products as competitors aggressively compete for share of this shrinking market. Our Quicken products compete both with Microsoft Money, which is aggressively promoted and priced, and with Web-based electronic banking and personal finance tracking and management tools that are becoming increasingly available at no cost to consumers. These competitive pressures may result in reduced revenue and lower profitability for our Quicken product line and related bill payment service offering.

The growth of our businesses overall is slowing and if we do not continue to introduce new and enhanced products and services our revenues and margins will decline.

We are seeing a slowdown in the revenue growth rate for some of our businesses as they mature. This trend causes our product development efforts to be even more critical to our success. Product and service enhancements are necessary for us to differentiate our offerings from those of our competitors and to motivate our existing customers to purchase upgrades, or annual licenses in the case of our tax offerings. A number of our businesses derive a significant amount of their revenue through one-time upfront license fees and rely on customer upgrades and service offerings that include upgrades to generate a significant portion of their revenues. As our existing products mature, encouraging customers to purchase product upgrades becomes more challenging unless new product releases provide features and functionality that have meaningful incremental value. If we are not able to develop and clearly demonstrate the value of upgraded products to our customers, our upgrade and service revenues will be negatively impacted. Similarly, our business will be harmed if we are not successful in our efforts to develop and introduce new products and services to retain our existing customers, expand our customer base and increase our revenues per customer.

Our new product and service offerings may not achieve market success or may cannibalize sales of our existing products, causing our revenues and earnings to decrease.

Our future success depends in large part upon our ability to identify emerging opportunities in our target markets and our capacity to quickly develop, and sell products and services that satisfy these demands in a cost effective manner. Successfully predicting demand trends is difficult and we may expend a significant amount of resources and management attention on products or services that do not ultimately succeed in their markets. We have encountered difficulty in launching new products and services in the past. For example, in 2003 we ended our Quicken Brokerage service offering due to lack of customer acceptance. If we misjudge customer needs, our new products and services will not succeed and our revenues and earnings will be negatively impacted. In addition, as we expand our offerings to new customer categories we run the risk of customers shifting from higher priced and higher margin products to newly introduced lower priced offerings.

The nature of our products necessitates timely product launches and if we experience significant product quality problems or delays, it will harm our revenues, operating income and reputation.

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

Our Web-based tax preparation and electronic filing services are an important and growing part of our tax businesses and must effectively handle extremely heavy customer demand during the peak tax season from January to April. We face significant risks and challenges in maintaining these services and maintaining adequate service levels, particularly during peak volume service times. Similarly, governmental entities receiving electronic tax filings must also handle large volumes of data and may experience difficulties with their systems preventing the receipt of electronic filings. If customers are unable to file their returns electronically they may elect to make paper filings. This would result in reduced electronic tax return preparation and filing revenues and profits and would negatively impact our reputation and ability to keep and attract customers who demand a reliable electronic filing experience. We have experienced relatively brief unscheduled interruptions in our electronic filing and/or tax preparation services during past tax years. For example, on April 15, 2003 we experienced a relatively brief unscheduled interruption in our electronic filing service during which certain users of our professional tax products were unable to receive confirmation from us that their electronic filing had been accepted and on April 15, 2002 we reached maximum capacity for processing e-filings for a short period of time. If we experience any prolonged difficulties with our Web-based tax preparation or electronic filing service at any time during the tax season, we could lose current and future customers, receive negative publicity and incur increased operating costs, any of which could have a significant negative impact on the financial and market success of these businesses and have a negative impact on our near-term and long-term financial results.

Our revenue and earnings are highly seasonal and our quarterly results fluctuate significantly.

Several of our businesses are highly seasonal causing significant quarterly fluctuations in our financial results. Revenue and operating results are usually strongest during the second and third fiscal quarters ending January 31 and April 30 due to our tax businesses contributing most of their revenue during those quarters and the timing of the release of our small business software upgrades. We experience lower revenues, and significant operating losses, in the first and fourth quarters ending October 31 and July 31. For example, in the second and third quarters of our last two fiscal years we had aggregate revenue of between $558.1 million and $713.0 million while in our first and fourth fiscal quarters we had aggregate revenue of between $212.9 million and $275.9 million. Our financial results can also fluctuate from quarter to quarter and year to year due to a variety of factors, including changes in product sales mix that affect average selling prices, product release dates, the timing of our discontinuance of support for older product offerings, the timing of sales of our higher-priced Intuit-Branded Small Business offerings, our methods for distributing our products, including the shift to a consignment model for some of our desktop products sold through retail distribution channels, and the timing of acquisitions, divestitures, and goodwill and purchased intangible asset impairment charges.

As our product and service offerings become more complex our revenue streams become less predictable.

Our expanding range of products and services generates more varied revenue streams than our traditional desktop software businesses. The accounting policies that apply to these revenue streams are more complex than those that apply to our traditional products and services. We expect this trend to continue as we acquire additional companies and expand our offerings. For example, as we begin to offer additional features and options as part of multiple-element revenue arrangements, we could be required to defer a higher percentage of our product revenue at the time of sale than we do for traditional products. This would decrease recognized revenue at the time products are shipped, but result in increased recognized revenue in fiscal periods after shipment. For example, some of our TurboTax offerings provide for both use of our software and filing of returns electronically, causing some of our revenue to be deferred until the time of the actual filing of tax returns by our customers. In addition, our Intuit-Branded Small Business segment businesses offer products and services with significantly higher prices than our traditional core business software products. Revenue from these offerings tends to be less predictable than revenue from our traditional desktop products due to longer sales and implementation cycles, which could cause our quarterly revenue from these businesses to fluctuate.

Acquisition-related costs and impairment charges can cause significant fluctuation in our net income.

Our recent acquisitions have resulted in significant expenses, including amortization of purchased software (which is reflected in cost of revenue), as well as charges for in-process research and development, and amortization and impairment of goodwill, purchased intangible assets and deferred compensation (which are reflected in operating expenses). Total acquisition-related costs in the categories identified above were $196.0 million in fiscal 2002, $56.6 million in fiscal 2003 and $56.6 million in fiscal 2004. Fiscal 2003 and 2004 acquisition-related costs declined primarily because of a change in the accounting treatment of goodwill. However, we may incur less frequent, but larger, impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that could not have been reasonably foreseen in prior periods. For example, at the end of fiscal 2004 we incurred a goodwill impairment charge of $18.7 million related to our Intuit Public Sector Solutions business. At October 31, 2004, we had an unamortized goodwill balance of approximately $659.8 million, which could be subject to impairment charges in the future. New acquisitions, and any impairment of the value of purchased assets, could have a significant negative impact on our future operating results.

If we do not respond promptly and effectively to customer service and technical support inquiries we will lose customers and our revenues will decline.

The effectiveness of our customer service and technical support operations are critical to customer satisfaction and our financial success. If we do not respond effectively to service and technical support requests we will lose customers and miss out on potential revenue opportunities, such as paid service and new product sales. In our service offerings, such as our merchant card processing and outsourced payroll businesses, customer service delivery is fundamental to retaining and maintaining existing customers and acquiring new customers. We occasionally experience customer service and technical support problems, including longer than expected waiting times for customers when our staffing and systems are inadequate to handle a higher-than-anticipated volume of requests. We also risk losing service at any one of our customer contact centers and our redundancy systems could prove inadequate to provide backup support. Training and retaining qualified customer service and technical support personnel is particularly challenging due to the expansion of our product offerings and the seasonality of our tax business. For example, in fiscal 2004 the number of our consumer tax service representatives ranged from 10 during off-season months to about 750 at the peak of the season. If we do not adequately train our support representatives our customers will not receive the level of support that they demand and we strive to deliver. To improve our performance in this area, we must eliminate underlying causes of service and support requests through product improvements, better order fulfillment processes, more robust self-help tools, and improved ability to accurately anticipate demand for support. Implementing any of these improvements can be expensive, time consuming and ultimately prove unsuccessful. If we do not deliver the high level of support that our customers expect for any of the reasons stated above we will lose customers and our financial results will suffer.

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

We depend upon a small number of larger retailers to generate a significant portion of our sales volume for our desktop software products.

We sell most of our desktop software products through our retail distribution channel and a relatively small number of larger retailers generate a significant portion of our sales volume. Our principal retailers have significant bargaining leverage due to their size and available resources. Any change in principal business terms, termination or major disruption of our relationship with these resellers could result in a potentially significant decline in our revenues and earnings. For example, the sourcing decisions, product display locations and promotional activities that retailers undertake can greatly impact the sales of our products. Due to its seasonal nature, sales of TurboTax are particularly impacted by such decisions and if our principal distribution sources were to elect to carry or promote competitive products our revenues would decline. The fact that we also sell our products directly could cause retailers to reduce their efforts to promote our products or stop selling our products altogether. If any of our retailers run into financial difficulties we may be unable to collect amounts that we are owed.

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

We have chosen to outsource the manufacturing and distribution of many of our desktop software products to a small number of third party providers and we use a single vendor to produce and distribute our check and business forms supplies products. Although our reliance on a small number of suppliers, or a single supplier, provides us with efficiencies and enhanced bargaining power, poor performance by, or lack of effective communication with, these parties can significantly harm our business. This risk is amplified by the fact that we carry very little inventory and rely on just-in-time manufacturing processes. We have experienced problems with our suppliers in the past. For example, during fiscal 2004 one of our suppliers was unable to fulfill orders for some of our software products for a number of days due to operational difficulties and communication errors. Although together we were able to mitigate the impact of that delay with minimal disruption to our business, if we experience longer delays, delays during a peak demand period or significant quality issues our business will be significantly harmed.

We are implementing new information systems which we use to manage our business and finance operations and problems with the design or implementation of these systems could interfere with our business and operations.

We are in the process of implementing new information systems to replace existing systems that manage our business and finance operations. Due to the size and complexity of our portfolio of businesses, the conversion process is very challenging. We migrated to the new information systems in September 2004 with the upgrade of significant financial systems, order-taking systems, middleware systems (systems to allow for interoperability of different databases) and network security systems. Although the upgraded systems appear to be functioning in a stable manner and performing tasks at acceptable performance levels for our current business demands, we may still encounter difficulties as our business demands increase and as greater functionality from the systems is required. For example, the upgraded systems have not yet been subject to, and may not be able to handle, the demand peaks caused by the seasonal nature of our business. Any disruptions relating to our ongoing performance and system enhancements, particularly any disruptions impacting our operations during our second and third fiscal quarters, could adversely impact our ability to do the following in a timely and accurate manner: take customer orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run our business. In addition, any enhancements that are necessary may be more costly than anticipated.

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

We have acquired and may continue to acquire companies, products and technologies that complement our strategic direction. For example, over the last three fiscal years we have acquired the stock or assets of several companies. These acquisitions may involve significant risks and uncertainties, including:

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

We face a number of risks in our merchant card processing business that could result in a reduction in our revenues and profits.

Our merchant card processing service business is subject to the following risks:

•	if merchants for whom we process credit card transactions are unable to pay refunds due to their customers in connection with disputed or fraudulent merchant transactions we may be required to pay those amounts and our payments may exceed the amount of the customer reserves we have established to make such payments;

•	we will not be able to conduct our business if the bank sponsors and card payment processors and other service providers that we rely on to process bank card transactions terminate their relationships with us and we are not able to secure or successfully migrate our business elsewhere;

•	we could be required to stop providing payment processing services for Visa and MasterCard if we or our bank sponsors fail to adhere to the standards of the Visa and MasterCard credit card associations;

•	we depend on independent sales organizations that do not serve us exclusively to acquire and retain merchant accounts;

•	our profit margins will be reduced if for competitive reasons we cannot increase our fees at times when Visa and MasterCard increase the fees that we pay to process merchant transactions through their systems;

•	unauthorized disclosure of merchant and cardholder data, whether through breach of our computer systems or otherwise, could expose us to protracted and costly litigation; and

•	we may encounter difficulties scaling our business systems to support our growth as we continue to migrate users of our QuickBooks Merchant Account Services from third-party service providers to our own systems.

Should any of these risks be realized our business could be harmed and our financial results will suffer.

Increased state tax filing mandates such as the required use of specific technologies could significantly increase our costs.

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

We ship more desktop software products to our distributors and retailers than we expect them to sell, in order to reduce the risk that distributors or retailers will run out of products. This is particularly true for our Consumer Tax products, which have a short selling season and for which returns occur primarily in our fourth fiscal quarter. Like most software companies, we have historically accepted significant product returns. We establish reserves against revenue for product returns in our financial statements, based on estimated future returns of products. We closely monitor levels of product sales and inventory in the retail channel in an effort to maintain reserves that are adequate to cover expected returns. In the past, returns have not generally exceeded these reserves. However, if we do experience actual returns that significantly exceed reserves, it would result in lower net revenue. For example, if we had increased our fiscal 2004 returns reserves by 1% of non-consignment sales to retailers for QuickBooks, TurboTax and Quicken, our fiscal 2004 total net revenue would have been approximately $4 million lower. In addition, our policy of recognizing revenue from distributors and retailers upon delivery of product for non- consignment sales is predicated upon our ability to reasonably estimate returns. If we do not continue to demonstrate our ability to estimate returns then our revenue recognition policy for these types of sales may no longer be appropriate. We also offer customer rebates as part of our selling efforts and establish reserves for payment of rebates. Historically a percentage of customers do not submit requests for their rebates. If a greater number of eligible customers seek rebates than for which we have provided reserves, our margins will be adversely affected. If rebate redemptions for our QuickBooks, TurboTax and Quicken products were to increase by 1%, our annual total net revenue would decrease by approximately $1 million.

Our insurance policies are costly, may be inadequate and potentially expose us to unrecoverable risks.

Insurance availability, coverage terms and pricing continue to vary with market conditions. We endeavor to obtain appropriate insurance coverage for insurable risks that we identify, however, we may fail to correctly anticipate or quantify insurable risks, we may not be able to obtain appropriate insurance coverage, and insurers may not respond as we intend to cover insurable events that may occur. We have observed rapidly changing conditions in the insurance markets relating to nearly all areas of traditional corporate insurance. Such conditions have resulted in higher premium costs, higher policy deductibles, and lower coverage limits. For some risks, because of cost or availability, we do not have insurance coverage. For these reasons, we are retaining a greater portion of insurable risks than we have in the past at relatively greater cost.

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

We are frequently a party to litigation that is costly to defend and consumes the time of our management.

Due to our financial position and the large number of customers that we serve we are often forced to defend litigation. For example we are currently being sued in three actions for claims related to our election to stop supporting certain of our older product offerings. Although we believe that these cases have no merit and we are defending the matters vigorously, defending such matters consumes the time of our management and is expensive for Intuit. Even though we often seek insurance coverage for litigation defense costs, there is no assurance that our defense costs, which can be substantial, will be covered in all cases. In addition, by its nature, litigation is unpredictable and we may not prevail even in cases where we strongly believe a plaintiff’s case has no valid claims. If we do not prevail in litigation we may be required to pay substantial monetary damages or alter our business operations. Regardless of the outcome, litigation is expensive and consumes the time of our management and may ultimately reduce our income.

Unanticipated changes in our tax rates could affect our future results.

Our future effective tax rates could be favorably or unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or their interpretation. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

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

We must comply with recently enacted legislation known as Section 404 of the Sarbanes-Oxley Act. Specifically, we and our independent registered public accounting firm must certify the adequacy of our internal controls over financial reporting at July 31, 2005. Identification of material weaknesses in internal controls over financial reporting by us or our independent registered public accounting firm could adversely affect our competitive position in our business, especially our outsourced payroll business, and the market price for our common stock.

Business interruptions could adversely affect our future operating results.

Several of our major business operations are subject to interruption by earthquake, fire, power shortages, terrorist attacks and other hostile acts, and other events beyond our control. The majority of our research and development activities, our corporate headquarters, our principal information technology systems, and other critical business operations are located near major seismic faults. We do not carry earthquake insurance for direct quake-related losses. Our operating results and financial condition could be materially adversely affected in the event of a major earthquake or other natural or man-made disaster.

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

Short-Term Investment and Funds Held for Payroll Customers Portfolio

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

Interest Rate Risk

Our cash equivalents and our portfolio of short-term investments and funds held for payroll customers are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents, short-term investments and funds held for payroll customers and the value of those investments. Should interest rates increase by 10% from the levels of October 31, 2004, the value of our short-term investments and funds held for payroll customers would decline by approximately $0.5 million. Should interest rates increase by 100 basis points from the levels of October 31, 2004, the value of our short-term investments and funds held for payroll customers would decline by approximately $3.2 million.

Impact of Foreign Currency Rate Changes

The functional currency of our international operating subsidiaries is the local currency. Assets and liabilities of our foreign subsidiaries are translated at the exchange rate on the balance sheet date. Revenue, costs and expenses are translated at average rates of exchange in effect during the period. We report translation gains and losses as a separate component of stockholders’ equity. We include net gains and losses resulting from foreign exchange transactions on our statement of operations.

Since we translate foreign currencies (primarily Canadian dollars and British pounds) into U.S dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant primarily because our international subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. Due primarily to the effect of the weakening U.S. dollar on intercompany balances with our Canadian subsidiary, we recorded foreign currency exchange gains of $5.4 million in fiscal 2003 and $3.1 million in fiscal 2004. In the third quarter of fiscal 2004, we converted a significant portion of our Canadian intercompany balances to long-term investments in that subsidiary, which reduced our exposure to fluctuations in foreign exchange rates. We recorded a foreign currency exchange gain of $0.4 million in the first quarter of fiscal 2005. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of October 31, 2004 we did not engage in foreign currency hedging activities.

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

(b)	Changes in Internal Control Over Financial Reporting

In September 2004 we completed an upgrade of the information systems that we use to accumulate financial data used in financial reporting. We utilized this new system to generate financial statements for our fiscal quarter ended October 31, 2004. The upgrade was not made in response to any deficiency in our internal controls. Other than our system upgrade, which we believe enhances our system of internal controls, there was no change in our system of internal control over financial reporting during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1 LEGAL PROCEEDINGS

Muriel Siebert & Co., Inc. v. Intuit Inc., Index No. 03-602942, Supreme Court of the State of New York, County of New York.

On September 17, 2003, Muriel Siebert & Co., Inc. filed a complaint against Intuit alleging various claims for breach of contract, breach of express and implied covenants of good faith and fair dealing, breach of fiduciary duty, misrepresentation and/or fraud, and promissory estoppel. The allegations relate to Quicken Brokerage powered by Siebert, a strategic alliance between the two companies. The complaint seeks compensatory, punitive, and other damages. On September 22, 2003, Intuit filed an arbitration demand against Siebert & Co., Inc. in San Jose, California seeking arbitration of all claims asserted by both parties. The Appellate Division of the Supreme Court of the State of New York has ruled that the matter should proceed in the New York state courts, but the matter is stayed while the court considers Intuit’s further appeal. Intuit believes this lawsuit is without merit and intends to defend the litigation vigorously in whichever forum it ultimately proceeds.

Intuit/Quicken Sunsetting Litigation, Master File No. 1-04-CV-016394, Superior Court of California, County of Santa Clara (Anthony Flannery v. Intuit Inc., et al, Civil No. 1-04-CV-016394 and Daniel J. Mason v. Intuit Inc., et al, Civil No. 1-04-CV-018345).

On or about March 19, 2004, plaintiff Anthony Flannery, on his behalf and on behalf of a class of persons allegedly similarly situated, filed a complaint against Intuit in Santa Clara Superior Court, alleging that Intuit’s retirement of certain services and live technical support associated with its Quicken 1998, Quicken 1999 and Quicken 2000 products constituted a breach of express and implied warranties and violated sections 17200 and 17500 of the California Business and Professions Code, as well as the Consumer Legal Remedies Act. The complaint seeks certification as a class action, as well as unspecified compensatory and punitive damages, disgorgement of profits, restitution, injunctive relief and attorneys’ fees from Intuit.

On or about April 21, 2004, plaintiff Daniel Mason, on his behalf and on behalf of a class of persons allegedly similarly situated, filed a complaint against Intuit in Santa Clara Superior Court making allegations virtually identical to those of Anthony Flannery. On July 14, 2004, the Court consolidated the two cases pursuant to stipulation of the parties.

On July 29, 2004, plaintiffs filed a consolidated First Amended Complaint. On October 8, 2004, Intuit responded to plaintiffs’ First Amended Complaint by filing demurrers. By Order dated November 12, 2004, the Court granted the demurrers and dismissed all counts of the First Amended Complaint, holding that the plaintiffs failed to state a claim upon which relief could be granted. The Court allowed plaintiffs until December 10, 2004 to file a Second Amended Complaint and counsel for the plaintiffs has indicated an intent to make such a filing. If plaintiffs file a Second Amended Complaint, Intuit will defend the litigation vigorously.

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

On or about July 13, 2004, plaintiff filed a First Amended Complaint that added Ental Precision Machining, Inc., as plaintiff; plaintiffs’ counsel has also dismissed without prejudice all claims on behalf of Cynthia Belotti. On October 8, 2004, Intuit responded to plaintiff’s First Amended Complaint by filing demurrers. By Order dated November 12, 2004, the Court granted the demurrers and dismissed all counts of the First Amended Complaint, holding that plaintiff failed to state a claim upon which relief could be granted. The Court allowed plaintiff until December 10,

2004 to file a Second Amended Complaint and counsel for the plaintiff has indicated an intent to make such a filing. If plaintiff files a Second Amended Complaint, Intuit will defend the litigation vigorously.

Other Litigation Matters

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Stock repurchase activity during the three months ended October 31, 2004 was as follows:

			Total Number	Approximate
			of Shares	Dollar Value of
	Total Number	Average	Purchased as	Shares That May
	of Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plans
August 1, 2004 through August 31, 2004	1,200,032	$42.03	1,200,000	$449,565,950
September 1, 2004 through September 30, 2004	2,747,000	$43.73	2,747,000	$329,439,302
October 1, 2004 through October 31, 2004	—	$—	—	$329,439,302

Total	3,947,032	$43.21	3,947,000

Notes:

1.	All shares repurchased as part of publicly announced plans during the three months ended October 31, 2004 were purchased under Repurchase Plan IV. This plan was announced on May 19, 2004 and expires on May 17, 2007.

2.	On August 31, 2004, we repurchased 32 shares at that day’s Nasdaq closing price of $42.29 per share to provide a former officer with funds to satisfy federal and state tax obligations due to his vesting in 87 shares under our stock compensation programs. These shares were not repurchased as part of publicly announced plans.

ITEM 5 OTHER INFORMATION

ADOPTION OF INTUIT INC. 2005 EQUITY INCENTIVE PLAN

Intuit’s stockholders approved the adoption of the Intuit Inc. 2005 Equity Incentive Plan at Intuit’s Annual Meeting of Stockholders held on December 9, 2004. The 2005 Plan became effective upon stockholder approval. It replaces Intuit’s 2002 Equity Incentive Plan, 1998 Plan for Mergers & Acquisitions (a non-stockholder approved plan) and 1996 Directors Stock Option Plan, each of which terminated when the 2005 Plan was approved by stockholders.

The 2005 Plan reserves 6,500,000 shares of Intuit’s Common Stock for equity awards granted under it. The 2005 Plan limits the maximum number of shares that may be issued as discount equity awards to 2,000,000 over the life of the 2005 Plan. The 2005 Plan has a two year term. This means that Intuit may grant equity awards under it until December 9, 2006. The 2005 Plan prohibits Intuit from repricing equity awards without first going to stockholders for approval.

Employees, officers, directors, independent contractors, consultants and advisors of Intuit and its majority-owned subsidiaries are eligible to receive awards under the 2005 Plan. The Compensation and Organizational Development Committee determines which eligible individuals receive awards and the terms and conditions of the awards and may delegate its authority to grant awards. The Compensation Committee has delegated the authority to grant certain options to the Chief Executive Officer and certain other officers. Individuals who are granted awards are called “participants”.

Intuit may grant five types of awards under the 2005 Plan — stock options (both incentive and nonqualified), stock appreciation rights (settled in cash or stock), restricted stock awards, restricted stock units and stock bonuses.

Intuit may grant both incentive and nonqualified stock options under the 2005 Plan. Intuit may grant nonqualified stock options (called “NQSOs”) to any individual eligible to participate in the 2005 Plan. Intuit may grant incentive stock options (called “ISOs”) only to employees of Intuit or its majority-owned subsidiaries. Intuit almost exclusively grants NQSOs with exercise prices that are no less than the fair market value of Intuit’s Common Stock at the time of grant. The participant pays Intuit the exercise price when she or he exercises the option. The 2005 Plan permits several payment methods in addition to cash. It allows a participant to use a broker to exercise via a same-day-sale transaction.

The options Intuit has granted become exercisable as they vest. Generally, options vest over three years. If an employee who has been actively employed at Intuit for one year or more dies or becomes totally disabled, his or her option will become fully vested.

Intuit may grant stock appreciation rights (called “SARs”) to any individual eligible to participate in the 2005 Plan. Like stock options, the value to employees of an SAR is the difference between the trading price of Intuit stock and the exercise price. Unlike options under which the participant pays the exercise price to receive the shares, on exercise of a SAR, the participant receives only the difference between the exercise price and the trading price of the stock in stock or in cash.

Intuit may grant restricted stock units (called “RSUs”) to any individual eligible to participate in the 2005 Plan. Intuit may issue stock or cash on settlement of an RSU. This stock or cash is issued only if the RSU vests. Intuit may grant RSU awards that allow an employee to defer issuance of the shares or cash to a date after vesting.

Restricted stock awards allow participants to purchase shares of stock from Intuit. Intuit may impose vesting restrictions on the shares purchased that lapse over time or as certain performance goals are met.

Stock bonus awards allow participants to receive shares either as compensation for past services to Intuit or if certain performance goals are met. Intuit can pay stock bonus awards in shares or cash.

The 2005 Plan contains two provisions that enable it to meet the performance-based exception to the $1,000,000 deductibility limits on compensation under Section 162(m) of the Internal Revenue Code. First, no more than 3,000,000 shares may be made subject to awards granted to an individual in the year of his or her hire. Second, no more than 2,000,000 shares may be made subject to awards granted to any individual in any other year. In addition, the Compensation Committee members who may make awards to officer employees are all “outside directors” within the meaning of Section 162(m).

If Intuit were acquired and the acquiring corporation did not assume or replace the awards granted under the 2005 Plan, all outstanding awards would become fully vested and would terminate at the time the acquisition closed. If the acquiring corporation assumed the awards and then terminated the employment of an individual holding an option granted under the 2005 Plan within one year following the acquisition, the employee would accelerate in one year of vesting. If Intuit were to liquidate or dissolve, all outstanding options would become fully vested and would then terminate at the time of the dissolution or liquidation.

The Board or the Compensation Committee may terminate or amend the 2005 Plan. Neither the Board nor the Compensation Committee may amend the 2005 Plan in a manner requiring stockholder approval under the Internal Revenue Code or the Securities Exchange Act without first obtaining stockholder approval. Outstanding awards cannot be amended without the participant’s consent.

AUTOMATIC STOCK OPTION GRANTS TO NON-EMPLOYEE DIRECTORS UNDER 2005 EQUITY
INCENTIVE PLAN

On December 9, 2004, the date Intuit’s stockholders approved the 2005 Equity Incentive Plan, Intuit automatically granted three compensatory stock options pursuant to Section 10 of the Plan entitled “Automatic Grants to Non-Employee Directors.” In accordance with the non-discretionary grant formula set forth in Section 10.3 of the Plan, the following members of Intuit’s Board of Directors each received a stock option grant for 15,000 shares: Christopher Brody, L. John Doerr and Michael Hallman. In accordance with Section 10.7(b) of the Plan, which sets forth the non-discretionary vesting schedule for these grants, the options become exercisable as they vest over two years, as to 50% of the shares on December 9, 2005, the first anniversary of the date of grant and as to an additional 4.1666% of the shares each month thereafter, so long as the non-employee director continuously remains a director or consultant of Intuit. The exercise price per share of the options is the closing price of Intuit’s common stock on the NASDAQ National Market on the December 9, 2004 date of grant.

2005 EXECUTIVE DEFERRED COMPENSATION PLAN

Intuit Inc.’s Compensation and Organizational Development Committee adopted the 2005 Executive Deferred Compensation Plan (the “Plan”) on December 7, 2004. The Plan is effective January 1, 2005.

The Plan is an unfunded plan maintained primarily to provide deferred compensation benefits for a select group of management or highly compensated employees, within the meaning of Sections 201, 301 and 401 of the Employee Retirement Income Security Act of 1974. The Plan is intended to comply with Internal Revenue Code Section 409A and any regulatory or other guidance issued under that section. At the time Intuit adopted the Plan, the Department of Treasury had not yet issued regulations under Section 409A. Once such guidance is issued, the Plan provides that Intuit will conform it to the requirements of Section 409A.

U.S. based officers and director level employees with annual targeted cash compensation of at least $140,000 are eligible to participate in the Plan. The Plan allows these eligible executives to defer up to 50% of their base salary and up to 100% of their bonus and commissions. The Plan allows Intuit to make discretionary employer contributions on behalf of an eligible executive. Intuit may subject these discretionary employer contributions to a vesting schedule.

An eligible executive may make a deferral election for compensation that would otherwise be payable during a subsequent calendar year by filing a participation agreement on or before a date established by Intuit. This date must be before the end of the calendar year that precedes the calendar year in which compensation would otherwise be paid. The first deferral elections permitted under the Plan are those made in calendar 2004 for compensation that would otherwise be payable in calendar year 2005. Executives who become eligible for the Plan during a calendar year in which the compensation would otherwise be payable will have 30 days in which to file a participation agreement for that calendar year. The participation agreement will be effective only with regard to compensation for services performed after Intuit receives the participation agreement.

A participant will be fully vested in his deferral account. Deferrals will be part of Intuit’s general assets and will generally be informally funded in Intuit owned life insurance policies. They may be placed in a grantor trust established by Intuit, but all trust assets remain general assets of Intuit and are subject to the claims of Intuit’s creditors.

Payments from the Plan will be made in accordance with Section 409A. To that end, distributions will be made pursuant to the distribution election made by the eligible executive at the time he makes his deferral election. The individual may elect an in-service withdrawal in one lump sum or annual payments over four years, with a payment commencement date at least two years from the date of the deferral. The individual may elect a retirement withdrawal which would provide for payment in annual installments over two, five or ten years. Retirement is defined as age 55 with five years of service. The individual may elect a termination withdrawal. Participants with less than five years of service or an account of under $20,000 will have their accounts distributed in a lump sum. Participants with five or more years of service will have their accounts distributed in accordance with their termination election in a lump sum or in annual installments over two or five years. Distributions following termination of employment may begin no earlier than six months following the individual’s termination date.

The Plan does not permit a participant to change the date payments will be made, unless the participant has an unforeseeable emergency. The Employee Benefits Administrative Committee of Intuit is the committee that administers the Plan. If the Committee determines that the participant has had an unforeseeable emergency, as defined in accordance with Section 409A’s requirements, the participant may receive a lump sum distribution limited to the amount needed to satisfy the unforeseeable emergency.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

We have filed the following exhibits as part of this report:

Exhibit No.	Exhibit Description
10.01	Amendment to Master Agreement between Intuit and Modus Media International, Inc. dated November 1, 2000

10.02#	Amendment to Amended and Restated Services Agreement effective as of September 11, 2001 between Intuit and Ingram Micro Inc.

10.03+	Intuit Inc. 2002 Plan Option Grant Agreement between Stephen M. Bennett and Intuit Inc. dated July 31, 2004

10.04+	Intuit Inc. 2002 Equity Incentive Plan Stock Bonus Agreement – Restricted Stock Units – between Stephen M. Bennett and Intuit Inc. dated July 31, 2004

10.05+	Intuit Inc. 2005 Equity Incentive Plan

10.06+	2005 Equity Incentive Plan Form of Non-Qualified Stock Option – New Hire, Promotion or Retention Grant

10.07+	2005 Equity Incentive Plan Form of Non-Qualified Stock Option – Focal Grant

10.08+	2005 Equity Incentive Plan Form of Restricted Stock Unit Award – Executive Stock Ownership Program Matching Unit

10.09+	2005 Equity Incentive Plan Form of Non-Qualified Stock Option – Stephen Bennett Grant

10.10+	2005 Equity Incentive Plan Form of Non-Employee Director Option – Initial Grant

10.11+	2005 Equity Incentive Plan Form of Non-Employee Director Option – Succeeding Grant

10.12+	2005 Equity Incentive Plan Form of Non-Employee Director Option – Committee Grant

10.13+	Intuit Inc. 2005 Executive Deferred Compensation Plan, effective January 1, 2005

31.01	Rule 13a-14(a) Certification (Chief Executive Officer)*

31.02	Rule 13a-14(a) Certification (Chief Financial Officer)*

32.01	Section 1350 Certification (Chief Executive Officer)

32.02	Section 1350 Certification (Chief Financial Officer)

+	Indicates a management contract or compensatory plan or arrangement

#	We have requested confidential treatment for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. We omitted such portions from this filing and filed them separately with the SEC.

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Intuit specifically incorporates it by reference.

Report(s) on Form 8-K filed during the first quarter of fiscal 2005:

1.	On August 18, 2004, Intuit filed a report on Form 8-K to report under Item 12 its financial results for the quarter and fiscal year ended July 31, 2004, and to list under Item 7 a press release furnished with the filing. Intuit’s statement of operations and balance sheet for the fourth quarter and the fiscal year were included with the press release that is an exhibit to the report.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)
Date: December 10, 2004	By:	/s/ ROBERT B. HENSKE
Robert B. (“Brad”) Henske
Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
10.01	Amendment to Master Agreement between Intuit and Modus Media International, Inc. dated November 1, 2000

10.02#	Amendment to Amended and Restated Services Agreement effective as of September 11, 2001 between Intuit and Ingram Micro Inc.

10.03+	Intuit Inc. 2002 Plan Option Grant Agreement between Stephen M. Bennett and Intuit Inc. dated July 31, 2004

10.04+	Intuit Inc. 2002 Equity Incentive Plan Stock Bonus Agreement – Restricted Stock Units – between Stephen M. Bennett and Intuit Inc. dated July 31, 2004

10.05+	Intuit Inc. 2005 Equity Incentive Plan

10.06+	2005 Equity Incentive Plan Form of Non-Qualified Stock Option – New Hire, Promotion or Retention Grant

10.07+	2005 Equity Incentive Plan Form of Non-Qualified Stock Option – Focal Grant

10.08+	2005 Equity Incentive Plan Form of Restricted Stock Unit Award – Executive Stock Ownership Program Matching Unit

10.09+	2005 Equity Incentive Plan Form of Non-Qualified Stock Option – Stephen Bennett Grant

10.10+	2005 Equity Incentive Plan Form of Non-Employee Director Option – Initial Grant

10.11+	2005 Equity Incentive Plan Form of Non-Employee Director Option – Succeeding Grant

10.12+	2005 Equity Incentive Plan Form of Non-Employee Director Option – Committee Grant

10.13+	Intuit Inc. 2005 Executive Deferred Compensation Plan, effective January 1, 2005

31.01	Rule 13a-14(a) Certification (Chief Executive Officer)*

31.02	Rule 13a-14(a) Certification (Chief Financial Officer)*

32.01	Section 1350 Certification (Chief Executive Officer)

32.02	Section 1350 Certification (Chief Financial Officer)

+	Indicates a management contract or compensatory plan or arrangement

#	We have requested confidential treatment for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. We omitted such portions from this filing and filed them separately with the SEC.

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Intuit specifically incorporates it by reference.