Form 10-Q
period 2005-01-31
INTUIT INC
filed 2005-03-08
CIK 896878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2005 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________to _________.

Commission File Number 0-21180

INTUIT INC.

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	77-0034661 (IRS employer identification no.)

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
Yes ☑       No ☐

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑       No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Approximately 185,417,124 shares of Common Stock, $0.01 par value, as of February 28, 2005

INTUIT INC.
FORM 10-Q
INDEX

Intuit, the Intuit logo, QuickBooks, Quicken, Quicken.com, TurboTax, ProSeries and Lacerte, among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners and should be treated as such.

PART I
ITEM 1
FINANCIAL STATEMENTS

INTUIT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	July 31,
(In thousands; unaudited)	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$36,566	$27,298
Short-term investments	848,063	991,971
Accounts receivable, net	307,765	90,795
Deferred income taxes	29,728	31,353
Prepaid expenses and other current assets	72,374	50,478
Current assets of discontinued operations	—	1,605

Current assets before funds held for payroll customers	1,294,496	1,193,500
Funds held for payroll customers	330,886	323,041

Total current assets	1,625,382	1,516,541

Property and equipment, net	226,542	232,654
Goodwill, net	659,713	659,137
Purchased intangible assets, net	89,812	104,966
Long-term deferred income taxes	136,223	135,711
Loans to executive officers and other employees	15,369	15,809
Other assets	22,778	17,669
Long-term assets of discontinued operations	—	13,691

Total assets	$2,775,819	$2,696,178

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$102,284	$70,124
Accrued compensation and related liabilities	109,297	133,733
Deferred revenue	252,812	219,482
Income taxes payable	58,631	22,159
Other current liabilities	190,941	83,251
Current liabilities of discontinued operations	—	5,575

Current liabilities before payroll customer fund deposits	713,965	534,324
Payroll customer fund deposits	330,886	323,041

Total current liabilities	1,044,851	857,365

Long-term obligations	16,168	16,394

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	1,958,249	1,949,226
Treasury stock, at cost	(1,271,033)	(1,088,389)
Deferred compensation	(16,070)	(19,434)
Accumulated other comprehensive loss	(702)	(3,375)
Retained earnings	1,044,356	984,391

Total stockholders’ equity	1,714,800	1,822,419

Total liabilities and stockholders’ equity	$2,775,819	$2,696,178

See accompanying notes.

INTUIT INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
(In thousands, except per share amounts; unaudited)	2005	2004	2005	2004
Net revenue:
Product	$504,021	$508,034	$664,878	$665,903
Service	142,000	108,883	231,604	174,969
Other	16,618	16,454	32,147	31,821

Total net revenue	662,639	633,371	928,629	872,693

Costs and expenses:
Cost of revenue:
Cost of product revenue	63,962	65,728	94,149	97,590
Cost of service revenue	47,596	41,416	87,352	76,208
Cost of other revenue	6,049	6,836	12,578	13,546
Amortization of purchased assets	3,439	3,257	6,793	6,479
Selling and marketing	177,985	169,909	311,120	301,684
Research and development	77,743	72,644	152,850	143,278
General and administrative	57,371	47,688	108,214	90,923
Acquisition-related charges	4,172	6,540	8,616	12,292

Total costs and expenses	438,317	414,018	781,672	742,000

Income from continuing operations	224,322	219,353	146,957	130,693
Interest and other income	3,088	7,170	7,039	14,660
Gains on marketable securities and other investments, net	60	90	218	237

Income from continuing operations before income taxes	227,470	226,613	154,214	145,590
Income tax provision	78,627	77,092	47,841	49,572

Net income from continuing operations	148,843	149,521	106,373	96,018
Net loss from discontinued operations	(1,591)	(455)	(5,257)	(917)

Net income	$147,252	$149,066	$101,116	$95,101

Basic net income per share from continuing operations	$0.80	$0.75	$0.57	$0.48
Basic net loss per share from discontinued operations	(0.01)	—	(0.03)	—

Basic net income per share	$0.79	$0.75	$0.54	$0.48

Shares used in basic per share amounts	186,331	197,665	187,339	198,206

Diluted net income per share from continuing operations	$0.78	$0.73	$0.56	$0.47
Diluted net loss per share from discontinued operations	(0.01)	—	(0.03)	—

Diluted net income per share	$0.77	$0.73	$0.53	$0.47

Shares used in diluted per share amounts	190,100	203,430	191,229	203,796

See accompanying notes.

INTUIT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
(In thousands; unaudited)	2005	2004	2005	2004
Cash flows from operating activities:
Net income	$147,252	$149,066	$101,116	$95,101
Net loss from discontinued operations	1,591	455	5,257	917

Net income from continuing operations	148,843	149,521	106,373	96,018
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation	23,359	18,834	44,787	38,560
Acquisition-related charges	4,172	6,540	8,616	12,292
Amortization of purchased software	3,439	3,257	6,793	6,479
Amortization of other purchased intangible assets	1,883	1,461	3,766	2,921
Amortization of deferred compensation not related to acquisitions	1,626	1,557	3,251	3,118
(Gain) loss on disposal of property and equipment	28	751	(100)	2,008
Amortization of premiums and discounts on available-for-sale debt securities	2,280	3,182	5,746	5,760
Net realized (gain) loss on sales of available-for-sale debt securities	223	(237)	1,520	(325)
Net gains from marketable securities and other investments	(60)	(90)	(218)	(237)
Deferred income taxes	(6,890)	—	270	—
Tax benefit from employee stock options	3,896	15,441	9,049	22,964
Gain on foreign exchange transactions	(136)	(827)	(553)	(4,107)

Subtotal	182,663	199,390	189,300	185,451

Changes in operating assets and liabilities:
Accounts receivable	(239,121)	(206,604)	(217,072)	(193,698)
Income taxes receivable	20,904	—	—	—
Prepaid expenses and other current assets	1,401	(7,532)	(19,408)	(24,923)
Accounts payable	18,866	19,982	31,997	45,559
Accrued compensation and related liabilities	36,535	36,754	(24,446)	(13,275)
Deferred revenue	34,820	20,494	33,215	25,091
Income taxes payable	53,867	61,183	31,341	26,706
Other current liabilities	110,928	86,445	107,521	83,761

Total changes in operating assets and liabilities	38,200	10,722	(56,852)	(50,779)

Net cash provided by operating activities of continuing operations	220,863	210,112	132,448	134,672
Net cash used in operating activities of discontinued operations	(609)	(21)	(878)	(781)

Net cash provided by operating activities	220,254	210,091	131,570	133,891

Cash flows from investing activities:
Purchases of available-for-sale debt securities	(675,876)	(545,629)	(1,343,060)	(1,080,002)
Liquidation and maturity of available-for-sale debt securities	532,529	421,361	1,480,532	1,220,108
Net change in funds held for payroll customers’ money market funds and other cash equivalents	2,212	1,706	(7,845)	24,559
Purchases of property and equipment	(13,158)	(26,488)	(37,565)	(47,202)
Change in other assets	435	893	(4,451)	(2,999)
Net change in payroll customer funds deposits	(2,212)	(1,706)	7,845	(24,559)
Acquisitions of businesses and intangible assets, net of cash acquired	(4,156)	(2,785)	(4,156)	(120,810)

Net cash (used in) provided by investing activities of of continuing operations	(160,226)	(152,648)	91,300	(30,905)
Proceeds from the sale of discontinued operations,
net of closing costs	9,619	—	9,619	—

Net cash (used in) provided by investing activities	(150,607)	(152,648)	100,919	(30,905)

Cash flows from financing activities:
Change in long-term obligations	(839)	(12,350)	(244)	(10,557)
Net proceeds from issuance of common stock under stock plans	29,412	54,621	60,370	86,556
Purchase of treasury stock	(113,649)	(158,055)	(284,211)	(261,127)

Net cash used in financing activities	(85,076)	(115,784)	(224,085)	(185,128)

Effect of exchange rates on cash and cash equivalents	(13)	(1,212)	864	255

Net increase (decrease) in cash and cash equivalents	(15,442)	(59,553)	9,268	(81,887)
Cash and cash equivalents at beginning of period	52,008	147,508	27,298	169,842

Cash and cash equivalents at end of period	$36,566	$87,955	$36,566	$87,955

See accompanying notes.

INTUIT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the financial statements of Intuit and its wholly owned subsidiaries. We have eliminated all significant intercompany balances and transactions in consolidation. We have reclassified certain other amounts previously reported in our financial statements to conform to the current presentation. As discussed in Note 5, in December 2004 we sold our Intuit Public Sector Solutions (IPSS) business. Accordingly, we have reclassified our financial statements for all periods presented to reflect IPSS as discontinued operations. Unless noted otherwise, discussions in these notes pertain to our continuing operations.

We have included all normal recurring adjustments and the adjustments for discontinued operations that we considered necessary to give a fair presentation of our operating results for the periods presented. These condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements for the fiscal year ended July 31, 2004 included in Intuit’s Form 10-K, filed with the Securities and Exchange Commission on September 24, 2004. Results for the three and six months ended January 31, 2005 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2005 or any other future period. Our tax and QuickBooks-Related businesses are highly seasonal, with sales of tax preparation products and services heavily concentrated in the period from November through April and QuickBooks software license renewal revenue concentrated around calendar year end. These seasonal patterns mean that our quarterly total net revenue is usually highest during our second and third fiscal quarters.

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

In some situations, we receive advance payments from our customers. We also offer multiple element arrangements to our customers. We defer revenue associated with these advance payments and the relative fair value of undelivered elements until we ship the products or perform the services. Deferred revenue consisted of the following at the dates indicated:

	January 31,	July 31,
(In thousands)	2005	2004
Product and product-related services	$220,010	$182,547
Customer support	32,802	36,935

Total deferred revenue	$252,812	$219,482

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

Multiple Element Arrangements

We enter into certain revenue arrangements for which we are obligated to deliver multiple products and/or services (multiple elements). For these arrangements, which generally include software products, we allocate and defer revenue for the undelivered elements based on their vendor-specific objective evidence of fair value (VSOE). VSOE is generally the price charged when that element is sold separately.

In situations where VSOE exists for all elements (delivered and undelivered), we allocate the total revenue to be earned under the arrangement among the various elements, based on their relative fair value. For transactions where VSOE exists only for the undelivered elements, we defer the full fair value of the undelivered elements and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. If VSOE does not exist for undelivered items that are services, then we recognize the entire arrangement fee over the service period. If VSOE does not exist for undelivered elements that are specified products or features, we defer revenue until the earlier of the delivery of all elements or the point at which we determine VSOE for these undelivered elements.

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

Our diluted net income per share computations for the three months ended January 31, 2005 and 2004 included 3.8 million and 5.8 million common equivalent shares. Our diluted net income per share computations for these periods did not include the effect of options to purchase 10.1 million and 4.1 million shares of common stock because the option exercise prices were greater than the average market price of our common stock. Our diluted net income per share computations for the six months ended January 31, 2005 and 2004 included 3.9 million and 5.6 million common equivalent shares. Our diluted net income per share computations for these periods did not include the effect of options to purchase 10.0 million and 4.8 million shares of common stock because the option exercise prices were greater than the average market price of our common stock.

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

We regularly perform reviews to determine if the carrying values of our long-lived assets are impaired. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” we review goodwill and other intangible assets that have indefinite useful lives for impairment at least annually in our fourth fiscal quarter, or more frequently if an event occurs indicating the potential for impairment. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review intangible assets that have finite useful lives and other long-lived assets when an event occurs indicating the potential for impairment. In our reviews, we look for facts or circumstances, either internal or external, indicating that we may not recover the carrying value of the asset. We measure impairment losses related to long-lived assets based on the amount by which the carrying amounts of these assets exceed their fair values. Our measurement of fair value is generally based on a blend of an analysis of the present value of estimated future discounted cash flows and a comparison of revenue and operating income multiples for companies of similar industry and/or size. Our analysis is based on available information and on assumptions and projections that we consider to be reasonable and supportable. The discounted cash flow analysis considers the likelihood of possible outcomes and is based on our best estimate of projected future cash flows. If necessary, we perform subsequent calculations to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets.

Stock-Based Incentive Programs

We provide equity incentives to our employees and to the members of our Board of Directors. We apply the intrinsic value recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based incentives. Accordingly, we are not required to record compensation expense when stock options are granted to eligible participants as long as the exercise price is not less than the fair market value of the stock when the option is granted. We are also not required to record compensation expense in connection with our Employee Stock Purchase Plan as long as the purchase price of the stock is not less than 85% of the lower of the fair market value at the beginning of each offering period or at the end of each purchase period.

In October 1995 the Financial Accounting Standards Board (FASB) issued SFAS 123, “Accounting for Stock Based Compensation,” and in December 2002 the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Although these pronouncements allow us to continue to follow the APB 25 guidelines and not record compensation expense for most employee stock-based awards, we are required to disclose our pro forma net income or loss and net income or loss per share as if we had adopted SFAS 123 and SFAS 148. The pro forma impact of applying SFAS 123 and SFAS 148 in the three and six months ended January 31, 2005 and 2004 does not necessarily represent the pro forma impact in future quarters or years.

On December 16, 2004 the FASB issued SFAS 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS 123. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. This standard is effective for public companies for interim and annual periods beginning after June 15, 2005. We expect to adopt this new standard in the first quarter of our fiscal year ending July 31, 2006. See “Recent Accounting Pronouncements” later in this Note 1.

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

Assumptions used for the valuation model are set forth below. Prior to the fourth quarter of fiscal 2004 we estimated the volatility factors for stock options and for our Employee Stock Purchase Plan using the historical volatility of our stock over the most recent five-year period. Beginning in the fourth quarter of fiscal 2004 we estimated the volatility factor for stock options using the historical volatility of our stock over the most recent three-year period, which is approximately equal to the average expected life of our options. Also beginning in the fourth quarter of fiscal 2004 we estimated the volatility factor for our Employee Stock Purchase Plan using the historical volatility of our stock over the most recent one-year period, which is equal to the length of the offering periods under that plan.

	Stock Options
	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
	2005	2004	2005	2004
Average expected life (years)	3.03	3.49	3.03	3.47
Average expected volatility factor	41%	72%	42%	73%
Average risk-free interest rate	3.08%	2.18%	2.79%	2.27%
Average expected dividend yield	—	—	—	—

	Employee Stock Purchase Plan
	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
	2005	2004	2005	2004
Average expected life (years)	1.00	1.00	1.00	1.00
Average expected volatility factor	28%	74%	29%	75%
Average risk-free interest rate	2.30%	0.94%	2.05%	0.96%
Average expected dividend yield	—	—	—	—

The following table illustrates the effect on our net income or loss and net income or loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based incentives using the Black Scholes valuation model. For purposes of this reconciliation, we add back to previously reported net income or loss all stock-based incentive expense we have recorded that relates to acquisitions. We then deduct the pro forma stock-based incentive expense determined under the fair value method for all awards including those that relate to acquisitions. The pro forma stock-based incentive expense has no impact on our cash flow. In the future we may elect to use different assumptions under the Black Scholes valuation model or a different valuation model, which could result in a significantly different impact on our pro forma net income or loss.

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
(In thousands, except per share amounts)	2005	2004	2005	2004
Net income
Net income, as reported	$147,252	$149,066	$101,116	$95,101
Add: Stock-based employee compensation expense included in reported net income, net of income taxes	33	132	81	295
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of income taxes	(12,964)	(17,934)	(26,918)	(39,320)

Pro forma net income	$134,321	$131,264	$74,279	$56,076

Net income per share
Basic – as reported	$0.79	$0.75	$0.54	$0.48

Basic – pro forma	$0.72	$0.66	$0.40	$0.28

Diluted – as reported	$0.77	$0.73	$0.53	$0.47

Diluted – pro forma	$0.71	$0.65	$0.39	$0.28

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

We sell a significant portion of our products through third-party retailers and distributors. As a result, we face risks related to the collectibility of our accounts receivable. To appropriately manage this risk, we perform ongoing evaluations of customer credit and limit the amount of credit extended as we deem appropriate but generally do not require collateral. We maintain reserves for estimated credit losses and these losses have historically been within our expectations. However, since we cannot necessarily predict future changes in the financial stability of our customers, we cannot guarantee that our reserves will continue to be adequate. No distributor or individual retailer accounted for 10% or more of total net revenue in the three and six months ended January 31, 2005 and 2004. One retailer accounted for 15% of accounts receivable at January 31, 2005 while no customer accounted for 10% or more of accounts receivable at July 31, 2004.

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

Recent Accounting Pronouncements

The American Jobs Creation Act of 2004 and FASB Staff Position FAS 109

On October 22, 2004 the American Jobs Creation Act of 2004 was signed into law by the President. This Act included tax relief for domestic manufacturers, which includes producers of computer software, by providing a tax deduction of 3% for fiscal years beginning after December 31, 2004 and 2005, 6% for fiscal years beginning after December 31, 2006, 2007 and 2008, and 9% for fiscal years beginning after December 31, 2009. The deduction percentage is applied against the lesser of “qualified production activities income” or taxable income. Any tax rate benefit from this law change will take effect beginning in our fiscal year ending July 31, 2006. We believe that we will qualify for this deduction. However, as additional guidance is currently being issued by the U.S. Treasury Department we have not yet quantified the impact or benefit of this deduction. The Financial Accounting Standards Board issued guidance in FASB Staff Position FAS 109-a providing that this deduction should be accounted for as a special deduction and not as a tax rate reduction. In addition, the Act provided for a special one-time tax deduction for foreign earnings that are repatriated. We do not expect to receive any benefit from this portion of the Act.

SFAS 123(R), “Share-Based Payment”

On December 16, 2004 the FASB issued SFAS 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supercedes APB 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition will no longer be an alternative.

SFAS 123(R) is effective for public companies for interim and annual periods beginning after June 15, 2005, with earlier adoption permitted. We expect to adopt this new standard in the first quarter of our fiscal year ending July 31, 2006. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above but also permits restatement using amounts previously disclosed under the pro forma provisions of SFAS 123 either for (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We have not yet chosen a method of adoption for SFAS 123(R).

As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method. As a consequence, we generally recognize no compensation cost for employee stock options and purchases under our Employee Stock Purchase Plan. Although the adoption of SFAS 123(R)’s fair value method will have no adverse impact on our balance sheet or net cash flows, it will have a significant adverse impact on our net income and net income per share. The pro forma effects on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to share-based payments to employees in prior periods are disclosed in Note 1 under “Stock-Based Incentive Programs.” Although the pro forma effects of applying SFAS 123 may be indicative of the effects of applying SFAS 123(R), the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123(R) will depend on numerous factors including the valuation model we use to value future share-based payments to employees, estimated forfeiture rates and the accounting policies we adopt concerning the method of recognizing the fair value of awards over the requisite service period.

SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under current accounting rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from cash flow as it would have been reported under prior accounting rules.

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

The following table summarizes our short-term investments and funds held for payroll customers at the dates indicated.

	January 31, 2005		July 31, 2004
(In thousands)	Cost	Fair Value	Cost	Fair Value
Type of issue:
Cash and cash equivalents in funds held for payroll customers	$236,732	$236,732	$231,737	$231,737
Available-for-sale debt securities:
Corporate notes	18,773	18,455	54,378	54,009
Municipal bonds	908,111	906,906	939,717	938,143
U.S. government securities	17,007	16,856	91,684	91,123

Total available-for-sale debt securities	943,891	942,217	1,085,779	1,083,275

Total short-term investments and funds held for payroll customers	$1,180,623	$1,178,949	$1,317,516	$1,315,012

Classification of investments on balance sheets:
Short-term investments	$849,737	$848,063	$994,475	$991,971
Funds held for payroll customers	330,886	330,886	323,041	323,041

	$1,180,623	$1,178,949	$1,317,516	$1,315,012

Gross unrealized gains and losses on our available-for-sale debt securities were as follows at the dates indicated:

	January 31,	July 31,
(In thousands)	2005	2004
Gross unrealized gains	$77	$174
Gross unrealized losses	(1,751)	(2,678)

Net unrealized losses	$(1,674)	$(2,504)

The following table summarizes the fair value and gross unrealized losses related to 152 available-for-sale debt securities, aggregated by type of investment and length of time that individual securities have been in a continuous unrealized loss position at January 31, 2005:

	In a Loss Position for		In a Loss Position for
	Less Than 12 Months		12 Months or More		Total in a Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Corporate notes	$3,324	$(34)	$10,131	$(284)	$13,455	$(318)
Municipal bonds	335,159	(1,147)	33,185	(135)	368,344	(1,282)
U.S. government securities	16,856	(151)	—	—	16,856	(151)

	$355,339	$(1,332)	$43,316	$(419)	$398,655	$(1,751)

We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. At January 31, 2005 we believe that the investments that we hold are not other-than-temporarily impaired. While certain available-for-sale debt securities have fair values that are below cost, we believe that it is probable that principal and interest will be collected in accordance with contractual terms, and that the decline in market value is due to changes in interest rates and not due to increased credit risk.

Gross realized gains and losses on our available-for-sale debt securities were as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
(In thousands)	2005	2004	2005	2004
Gross realized gains	$5	$249	$165	$458
Gross realized losses	(228)	(12)	(1,685)	(133)

Net realized gains (losses)	$(223)	$237	$(1,520)	$325

The following table summarizes our available-for-sale debt securities held in short-term investments and funds held for payroll customers, classified by the stated maturity date of the security:

	January 31, 2005
(In thousands)	Cost	Fair Value
Due within one year	$265,096	$264,526
Due within two years	145,671	145,131
Due within three years	14,824	14,506
Due after three years	518,300	518,054

Total available-for-sale debt securities	$943,891	$942,217

3. Goodwill and Purchased Intangible Assets

Changes in the carrying value of goodwill by reportable segment during the six months ended January 31, 2005 were as follows. Our reportable segments are described in Note 6.

	Balance	Goodwill	Foreign	Balance
	July 31,	Acquired/	Currency	January 31,
(In thousands)	2004	Adjusted	Translation	2005
QuickBooks-Related	$104,433	$(120)	$—	$104,313
Intuit-Branded Small Business	442,983	—	—	442,983
Consumer Tax	10,495	(22)	—	10,473
Professional Tax	90,507	—	—	90,507
Other Businesses	10,719	—	718	11,437

Totals	$659,137	$(142)	$718	$659,713

We summarize the following expenses on the acquisition-related charges line on our statement of operations:

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
(In thousands)	2005	2004	2005	2004
Amortization of purchased intangible assets	$4,119	$6,396	$8,483	$12,009
Amortization of acquisition-related deferred compensation	53	144	133	283

Total acquisition-related charges	$4,172	$6,540	$8,616	$12,292

At January 31, 2005 we expected amortization of our purchased intangible assets by fiscal period to be as shown in the following table. Amortization of purchased intangible assets is charged primarily to amortization of purchased assets in cost of revenue and to acquisition-related charges in operating expenses on our statement of operations. Future acquisitions could cause these amounts to increase. In addition, if impairment events occur they could accelerate the timing of charges.

Expected
Amortization
(In thousands)	Expense
Six months ended July 31, 2005	$18,932
Twelve months ended July 31, 2006	32,538
Twelve months ended July 31, 2007	20,695
Twelve months ended July 31, 2008	10,515
Twelve months ended July 31, 2009	6,695
Thereafter	437

Total expected future amortization expense	$89,812

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

The components of accumulated other comprehensive income (loss), net of income taxes, were as follows:

	Unrealized Gain (Loss) on		Foreign
	Short-term	Marketable	Currency
(In thousands)	Investments	Securities	Translation	Total
Balance July 31, 2004	$(1,502)	$375	$(2,248)	$(3,375)
Unrealized (loss) gain, net of income tax benefit of $212 and provision of $859	(478)	1,433	—	955
Reclassification adjustment for realized loss included in net income, net of income tax provision of $578	942	—	—	942
Translation adjustment	—	—	776	776

Other comprehensive income (loss)	464	1,433	776	2,673

Balance January 31, 2005	$(1,038)	$1,808	$(1,472)	$(702)

Balance July 31, 2003	$213	$105	$(1,107)	$(789)
Unrealized gains, net of income tax provisions of $75 and $99	114	149	—	263
Reclassification adjustment for realized gain included in net income, net of income tax benefit of $130	(195)	—	—	(195)
Translation adjustment	—	—	(1,895)	(1,895)

Other comprehensive income (loss)	(81)	149	(1,895)	(1,827)

Balance January 31, 2004	$132	$254	$(3,002)	$(2,616)

Comprehensive net income was as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
(In thousands)	2005	2004	2005	2004
Net income	$147,252	$149,066	$101,116	$95,101
Other comprehensive income (loss)	581	(1,077)	2,673	(1,827)

Comprehensive net income, net of income taxes	$147,833	$147,989	$103,789	$93,274

Income tax provision (benefit) netted against other comprehensive income (loss)	$608	$(61)	$1,225	$44

5. Discontinued Operations

On December 3, 2004 we sold our Intuit Public Sector Solutions (IPSS) business to Kintera, Inc., a California software company, for approximately $11 million. Management had formally approved a plan to sell IPSS, which was part of our Intuit-Branded Small Business segment, in August 2004. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we determined that IPSS became a long-lived asset held for sale in the first quarter of fiscal 2005. In accordance with SFAS 144, we discontinued the amortization of IPSS intangible assets in the first quarter of fiscal 2005.

Also in accordance with the provisions of SFAS 144, we determined that IPSS became a discontinued operation during the first quarter of fiscal 2005. Consequently, we have segregated the net assets, operating results and cash flows of IPSS from continuing operations on our balance sheets, statements of operations and statements of cash flows for all periods presented. The components of net loss from discontinued operations as well as IPSS net revenue and loss before income taxes for the three and six months ended January 31, 2005 and 2004 are shown in the following table. The loss on disposal of IPSS for the three and six months ended January 31, 2005 included $0.9 million and $4.3 million for the estimated tax payable in connection with the tax gain on the sale of IPSS.

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
(In thousands)	2005	2004	2005	2004
Net loss from IPSS discontinued operations	$(188)	$(455)	$(486)	$(917)
Loss on disposal of IPSS discontinued operations	(1,403)	—	(4,771)	—

Total net loss from IPSS discontinued operations	$(1,591)	$(455)	$(5,257)	$(917)

IPSS net revenue	$1,046	$2,918	$3,827	$6,124

Loss from IPSS discontinued operations before income taxes	$(304)	$(743)	$(786)	$(1,497)

6. Industry Segment and Geographic Information

SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way in which public companies disclose certain information about operating segments in their financial reports. Consistent with SFAS 131, we have defined five reportable segments, described below, based on factors such as how we manage our operations and how our chief operating decision maker views results. We define the chief operating decision maker as our chief executive officer, our chief financial officer and our Board of Directors.

QuickBooks-Related product revenue is derived primarily from QuickBooks desktop software products; QuickBooks Payroll (formerly QuickBooks do-it-yourself payroll), a family of products sold on a subscription basis offering payroll tax tables, forms, electronic tax payment and filing, and in some cases QuickBooks software upgrades, to small businesses that prepare their own payrolls; and financial supplies such as paper checks, envelopes and invoices. QuickBooks-Related service revenue is derived primarily from QuickBooks Online Edition, QuickBooks support plans and merchant services provided by our Innovative Merchant Solutions business. Other revenue for this segment consists primarily of royalties from small business online services.

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

Consumer Tax product revenue is derived primarily from TurboTax federal and state consumer desktop tax return preparation software. Consumer Tax service revenue is derived primarily from TurboTax for the Web online tax return preparation, consumer electronic filing and refund transfer services.

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

Our QuickBooks-Related, Consumer Tax and Professional Tax segments operate solely in the United States. All of our segments sell primarily to customers located in the United States. International total net revenue was 5% or less of consolidated total net revenue for the three and six months ended January 31, 2005. International total net revenue was 6% or less of consolidated total net revenue for the three and six months ended January 31, 2004.

Corporate includes costs such as corporate general and administrative expenses that are not allocated to specific segments. In addition, corporate includes reconciling items such as acquisition-related costs, which include acquisition-related charges, impairment of goodwill and purchased intangible assets, amortization of purchased assets and charges for purchased research and development. Corporate also includes realized net gains or losses on marketable securities and other investments, and interest and other income.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1. Except for goodwill and purchased intangible assets, we do not generally track assets by reportable segment and, consequently, we do not disclose assets by reportable segment.

The following tables show our financial results by reportable segment for the three and six months ended January 31, 2005 and 2004.

		Intuit-
		Branded
	QuickBooks	Small	Consumer	Professional	Other
(In thousands)	Related	Business	Tax	Tax	Businesses	Corporate	Consolidated

Three months ended January 31, 2005
Product revenue	$183,081	$16,401	$102,220	$146,361	$55,958	$—	$504,021
Service revenue	36,566	57,655	38,849	4,258	4,672	—	142,000
Other revenue	2,663	1,007	41	6	12,901	—	16,618

Total net revenue	222,310	75,063	141,110	150,625	73,531	—	662,639

Segment operating income (loss)	108,377	12,597	64,965	105,686	36,365	—	327,990
Common expenses	—	—	—	—	—	(96,057)	(96,057)

Subtotal	108,377	12,597	64,965	105,686	36,365	(96,057)	231,933
Amortization of purchased assets	—	—	—	—	—	(3,439)	(3,439)
Acquisition-related charges	—	—	—	—	—	(4,172)	(4,172)
Interest and other income	—	—	—	—	—	3,088	3,088
Realized net gain on marketable securities	—	—	—	—	—	60	60

Income (loss) from continuing operations before income taxes	$108,377	$12,597	$64,965	$105,686	$36,365	$(100,520)	$227,470

		Intuit-
		Branded
	QuickBooks	Small	Consumer	Professional	Other
(In thousands)	Related	Business	Tax	Tax	Businesses	Corporate	Consolidated

Three months ended January 31, 2004
Product revenue	$170,382	$17,008	$104,168	$151,756	$64,720	$—	$508,034
Service revenue	26,034	50,253	25,780	5,047	1,769	—	108,883
Other revenue	5,008	1,148	24	—	10,274	—	16,454

Total net revenue	201,424	68,409	129,972	156,803	76,763	—	633,371

Segment operating income (loss)	97,130	3,718	62,406	119,189	35,477	—	317,920
Common expenses	—	—	—	—	—	(88,770)	(88,770)

Subtotal	97,130	3,718	62,406	119,189	35,477	(88,770)	229,150
Amortization of purchased assets	—	—	—	—	—	(3,257)	(3,257)
Acquisition-related charges	—	—	—	—	—	(6,540)	(6,540)
Interest and other income	—	—	—	—	—	7,170	7,170
Realized net gain on marketable securities	—	—	—	—	—	90	90

Income (loss) from continuing operations before income taxes	$97,130	$3,718	$62,406	$119,189	$35,477	$(91,307)	$226,613

		Intuit-
		Branded
	QuickBooks	Small	Consumer	Professional	Other
(In thousands)	Related	Business	Tax	Tax	Businesses	Corporate	Consolidated

Six months ended January 31, 2005
Product revenue	$295,151	$32,140	$103,405	$153,507	$80,675	$—	$664,878
Service revenue	67,598	107,640	42,489	4,539	9,338	—	231,604
Other revenue	5,202	1,958	238	16	24,733	—	32,147

Total net revenue	367,951	141,738	146,132	158,062	114,746	—	928,629

Segment operating income (loss)	157,768	20,280	44,585	84,600	46,157	—	353,390
Common expenses	—	—	—	—	—	(191,024)	(191,024)

Subtotal	157,768	20,280	44,585	84,600	46,157	(191,024)	162,366
Amortization of purchased assets	—	—	—	—	—	(6,793)	(6,793)
Acquisition-related charges	—	—	—	—	—	(8,616)	(8,616)
Interest and other income	—	—	—	—	—	7,039	7,039
Realized net gain on marketable securities	—	—	—	—	—	218	218

Income (loss) from continuing operations before income taxes	$157,768	$20,280	$44,585	$84,600	$46,157	$(199,176)	$154,214

		Intuit-
		Branded
	QuickBooks	Small	Consumer	Professional	Other
(In thousands)	Related	Business	Tax	Tax	Businesses	Corporate	Consolidated

Six months ended January 31, 2004
Product revenue	$274,997	$34,031	$106,534	$158,165	$92,176	$—	$665,903
Service revenue	46,172	91,531	28,486	5,562	3,218	—	174,969
Other revenue	10,129	1,995	121	—	19,576	—	31,821

Total net revenue	331,298	127,557	135,141	163,727	114,970	—	872,693

Segment operating income (loss)	141,532	2,143	40,497	100,090	40,258	—	324,520
Common expenses	—	—	—	—	—	(175,056)	(175,056)

Subtotal	141,532	2,143	40,497	100,090	40,258	(175,056)	149,464
Amortization of purchased assets	—	—	—	—	—	(6,479)	(6,479)
Acquisition-related charges	—	—	—	—	—	(12,292)	(12,292)
Interest and other income	—	—	—	—	—	14,660	14,660
Realized net gain on marketable securities	—	—	—	—	—	237	237

Income (loss) from continuing operations before income taxes	$141,532	$2,143	$40,497	$100,090	$40,258	$(178,930)	$145,590

7. Other Current Liabilities

Other current liabilities were as follows at the dates indicated:

	January 31,	July 31,
(In thousands)	2005	2004
Reserve for product returns	$75,290	$36,877
Reserve for rebates	53,012	16,215
Technical support reserve	15,277	3,210
Credit card processing reserve	7,486	4,093
Accrued sales tax	15,006	3,360
Executive deferred compensation plan	17,099	13,208
Other accruals	7,771	6,288

Total other current liabilities	$190,941	$83,251

8. Long-Term Obligations

Long-term obligations were as follows at the dates indicated:

	January 31,	July 31,
(In thousands)	2005	2004
Mountain View vacancy reserve	$8,567	$8,940
Other vacancy reserves	2,205	2,573
Capital lease obligations: monthly installments through 2008; interest rates of 2.66% to 4.50%	5,082	5,771
Deferred rent	4,732	3,479
Other	1,081	360

Total long-term obligations	21,667	21,123
Less current portion (included in other current liabilities)	(5,499)	(4,729)

Long-term obligations due after one year	$16,168	$16,394

9. Income Taxes

We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and other taxable items. Our effective tax rate for the three and six months ended January 31, 2005 included benefits received from tax attributes identified during the first and second fiscal quarters and a change in tax law during the first fiscal quarter related to the retroactive extension of federal research and experimental credits.

The following table reconciles our effective income tax rate to the statutory federal income tax rate for the three and six months ended January 31, 2005 and 2004. While the impact of the discrete items for the six months ended January 31, 2005 was to reduce our effective income tax rate by almost four percentage points in that period, we expect these discrete items to reduce our effective income tax rate by approximately one percentage point for the full fiscal year 2005.

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
(In thousands)	2005	2004	2005	2004
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
State income tax, net of federal benefit	2.1%	1.4%	2.1%	1.5%
Federal research and experimental credits	(1.5%)	(1.7%)	(1.5%)	(1.7%)
Tax exempt interest	(0.9%)	(0.7%)	(0.9%)	(0.7%)
Other, net	—	—	—	(0.1%)

Effective income tax rate before discrete items	34.7%	34.0%	34.7%	34.0%

Discrete items:
Reversal of tax reserves	(0.2%)	—	(0.7%)	—
Impact of the retroactive extension of federal research and experimental credit	—	—	(0.5%)	—
State tax credits relating to prior periods	—	—	(1.9%)	—
Other	0.1%	—	(0.6%)	—

Effective income tax rate after discrete items	34.6%	34.0%	31.0%	34.0%

10. Stockholders’ Equity

Stock Repurchase Program

Intuit’s Board of Directors has initiated a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. During the three months ended January 31, 2005 and 2004 we repurchased 2.6 million and 3.1 million shares of our common stock for $113.6 million and $158.1 million under these programs. We repurchased 6.5 million and 5.3 million shares of our common stock for $284.2 million and $261.1 million under these programs during the six months ended January 31, 2005 and 2004.

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

	Six
	Months
	Ended	Twelve Months Ended
	January 31,	July 31,	July 31,
	2005	2004	2003
Net option grants during the period as a percentage of outstanding shares	0.1%	2.9%	2.7%
Grants to Named Executives during the period as a percentage of total options granted	0.0%	7.1%	8.9%
Grants to Named Executives during the period as a percentage of outstanding shares	0.0%	0.3%	0.3%
Options held by Named Executives as a percentage of total options outstanding	14.1%	12.7%	11.6%

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

11. Litigation

Muriel Siebert & Co., Inc. v. Intuit Inc., Index No. 03-602942, Supreme Court of the State of New York, County of New York.

On September 17, 2003, Muriel Siebert & Co., Inc. filed a complaint against Intuit alleging various claims for breach of contract, breach of express and implied covenants of good faith and fair dealing, breach of fiduciary duty, misrepresentation and/or fraud, and promissory estoppel. The allegations relate to Quicken Brokerage powered by Siebert, a strategic alliance between the two companies. The complaint seeks compensatory, punitive, and other damages. On September 22, 2003, Intuit filed an arbitration demand against Siebert & Co., Inc. in San Jose, California seeking arbitration of all claims asserted by both parties. The Appellate Division of the Supreme Court of the State of New York has ruled that the matter should proceed in the New York state courts, but Intuit has appealed this ruling. Intuit believes this lawsuit is without merit and intends to defend the litigation vigorously in whichever forum it ultimately proceeds.

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

On July 29, 2004, plaintiffs filed a consolidated First Amended Complaint. On October 8, 2004, Intuit responded to plaintiffs’ First Amended Complaint by filing demurrers. By Order dated November 12, 2004, the Court sustained the demurrers and dismissed all counts of the First Amended Complaint, holding that the plaintiffs failed to state a claim upon which relief could be granted. The Court allowed plaintiffs to file a Second Amended Complaint, which has been served on Intuit. Intuit has filed a demurrer to this latest pleading, and will defend the litigation vigorously.

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

On or about July 13, 2004, plaintiff filed a First Amended Complaint that added Ental Precision Machining, Inc., as plaintiff; plaintiffs’ counsel has also dismissed without prejudice all claims on behalf of Cynthia Belotti. On October 8, 2004, Intuit responded to plaintiff’s First Amended Complaint by filing demurrers. By Order dated November 12, 2004, the Court sustained the demurrers and dismissed all counts of the First Amended Complaint, holding that plaintiff failed to state a claim upon which relief could be granted. The Court allowed plaintiff to file a Second Amended Complaint, which has been served on Intuit. Intuit has filed a demurrer to this latest pleading, and will defend the litigation vigorously.

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

12. Related Party Transactions

Loans to Executive Officers and Other Employees

Prior to July 30, 2002, loans to executive officers were generally made in connection with their relocation and purchase of a residence near their new place of work. Consistent with the requirements of the Sarbanes-Oxley legislation enacted on July 30, 2002, we have not made or modified any loans to executive officers since July 30, 2002 and we do not intend to make or modify any loans to executive officers in the future. At January 31, 2005, no loans were in default and all interest payments were current in accordance with the terms of the loan agreements.

Long-term loans to executive officers and other employees are a separate line item on our balance sheet. Certain loan amounts are due within twelve months and are therefore classified as prepaid expenses and other current assets on our balance sheet. Loans to executive officers, including these current amounts, were as follows at the dates indicated:

	January 31,	July 31,
(In thousands)	2005	2004
Short-term loans:
Loans to executive officers	$1,066	$1,066
Loans to other employees	70	230

	1,136	1,296

Long-term loans:
Loans to executive officers	6,005	11,575
Loans to other employees	9,364	4,234

	15,369	15,809

Total loans:
Loans to executive officers	7,071	12,641
Loans to other employees	9,434	4,464

Total loans to executive officers and other employees	$16,505	$17,105

Due to a change in employment status for one executive officer, the balance in long-term loans to executive officers declined while the balance in long-term loans to other employees increased during the six months ended January 31, 2005.

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

2004. At January 31, 2005 we had $659.7 million in goodwill and $89.8 million in net purchased intangible assets on our balance sheet.

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

On December 16, 2004 the FASB issued SFAS 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS 123. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. This standard is effective for public companies for interim and annual periods beginning after June 15, 2005. We expect to adopt this new standard in the first quarter of our fiscal year ending July 31, 2006. See “Recent Accounting Pronouncements” below.

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

Management must make significant judgments to determine our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. Our net deferred tax asset at January 31, 2005 was $166.0 million, net of the valuation allowance of $5.6 million. We recorded the valuation allowance to reflect uncertainties about whether we will be able to utilize some of our deferred tax assets (consisting primarily of certain state capital loss carryforwards) before they expire. The valuation allowance is based on our estimates of taxable income for the jurisdictions in which we operate and the period over which our deferred tax assets will be realizable. While we have considered future taxable income in assessing the need for the valuation allowance, we could be required to increase the valuation allowance to take into account additional deferred tax assets that we may be unable to realize. An increase in the valuation allowance would have an adverse impact, which could be material, on our income tax provision and net income in the period in which we make the increase.

Results of Operations

Overview

(Dollars in millions,	Q2	Q2	Q2%	YTD	YTD	YTD %
except per share amounts)	FY05	FY04	Change	FY05	FY04	Change
Total net revenue	$662.6	$633.4	5%	$928.6	$872.7	6%
Income from continuing operations	224.3	219.4	2%	147.0	130.7	12%
Net income from continuing operations	148.8	149.5	0%	106.4	96.0	11%
Diluted net income per share from continuing operations	$0.78	$0.73	7%	$0.56	$0.47	19%

Net cash provided by operating activities of continuing operations	$220.9	$210.1	5%	$132.4	$134.7	(2%)

Total net revenue increased in the second quarter of fiscal 2005 compared with the second quarter of fiscal 2004 primarily due to growth in our QuickBooks-Related and Consumer Tax segments. Total net revenue increased in the first six months of fiscal 2005 compared with the same period of fiscal 2004 primarily due to growth in our QuickBooks-Related, Intuit-Branded Small Business and Consumer Tax segments. The markets for our traditional products are maturing and as a result our revenue growth has slowed. While we continue to develop new products and services to mitigate the impact of this slower growth in the long term, we expect revenue growth to be in the 8% to 9% range for fiscal 2005.

Income from continuing operations for the second quarter and first six months of fiscal 2005 was higher than in the same periods of fiscal 2004 due to the increases in total net revenue partially offset by higher spending for new product development and promotion, infrastructure and new information systems. The percentage changes in net income (after tax) from continuing operations were consistent with the percentage changes in income from continuing operations for the second quarter and first six months of fiscal 2005. Diluted net income per share from continuing operations increased more than net income (after tax) from continuing operations in the second quarter and first six months of fiscal 2005 compared with the same periods of fiscal 2004 due to a net reduction of average shares outstanding resulting from repurchases of stock under our stock repurchase programs.

At January 31, 2005 our cash, cash equivalents and short-term investments totaled $884.6 million, a decrease of $134.6 million from July 31, 2004. We generated cash in the first six months of fiscal 2005 primarily from operations, by selling short-term investments and by issuing common stock under employee stock plans. In the first six months of fiscal 2005 we used cash primarily for repurchases of stock under our stock repurchase program and seasonal working capital needs. In the first six months of fiscal 2005 we bought 6.5 million shares of our common stock under our only active stock repurchase program at an average price of $43.41 for a total price of $284.2 million. At January 31, 2005 authorized funds of $215.8 million remained available under this stock repurchase program. We expect to continue to repurchase shares under our stock repurchase program during the second half of fiscal 2005.

Total Net Revenue

We operate in five business segments. The following table summarizes the net revenue for those segments for the second quarter and first six months of fiscal 2005 and 2004. See Note 6 to the financial statements for descriptions of product, service and other revenue for each segment.

		% Total		% Total			% Total		% Total
	Q2	Net	Q2	Net	Q2%	YTD	Net	YTD	Net	YTD %
(Dollars in millions)	FY05	Revenue	FY04	Revenue	Change	FY05	Revenue	FY04	Revenue	Change
QuickBooks- Related
Product	$183.1		$170.4			$295.2		$275.0
Service	36.5		26.0			67.6		46.2
Other	2.7		5.0			5.2		10.1

Subtotal	222.3	34%	201.4	32%	10%	368.0	40%	331.3	38%	11%

Intuit-Branded Small Business
Product	16.4		17.0			32.1		34.0
Service	57.7		50.3			107.6		91.5
Other	1.0		1.1			2.0		2.0

Subtotal	75.1	11%	68.4	11%	10%	141.7	15%	127.5	15%	11%

Consumer Tax
Product	102.2		104.2			103.4		106.5
Service	38.9		25.8			42.5		28.5
Other	—		—			0.2		0.1

Subtotal	141.1	21%	130.0	21%	9%	146.1	16%	135.1	15%	8%

Professional Tax
Product	146.4		151.8			153.5		158.2
Service	4.2		5.0			4.6		5.6
Other	—		—			—		—

Subtotal	150.6	23%	156.8	25%	(4%)	158.1	17%	163.8	19%	(3%)

Other Businesses
Product	55.9		64.7			80.7		92.2
Service	4.7		1.8			9.3		3.2
Other	12.9		10.3			24.7		19.6

Subtotal	73.5	11%	76.8	11%	(4%)	114.7	12%	115.0	13%	(0%)

Total net revenue	$662.6	100%	$633.4	100%	5%	$928.6	100%	$872.7	100%	6%

QuickBooks-Related

QuickBooks-Related total net revenue increased in the second quarter of fiscal 2005 compared with the same quarter of fiscal 2004 due primarily to higher QuickBooks, Innovative Merchant Solutions merchant services and QuickBooks Payroll revenue. QuickBooks revenue grew on higher unit volume resulting primarily from an increase in new customers for our QuickBooks software products. QuickBooks revenue also grew because of a favorable product mix, which included increases in our higher priced QuickBooks Premier and QuickBooks Enterprise Solutions offerings. The increase in merchant services revenue was due primarily to growth in the customer base, higher transaction volume per customer and our discontinuation of the outsourcing of certain merchant processing services beginning in the fourth quarter of fiscal 2004. In the second quarter of fiscal 2005 we recognized the full revenue from processing merchant transactions that were formerly processed through two major banks rather than the smaller profit-sharing fees we would have received under our prior arrangement with those banks. QuickBooks Payroll revenue was higher in the second quarter of fiscal 2005 compared with the second quarter of fiscal 2004 primarily because of growth in the customer base, price increases and a favorable product mix.

QuickBooks-Related total net revenue increased in the first six months of fiscal 2005 compared with the same period of fiscal 2004 due primarily to higher merchant services and QuickBooks Payroll revenue. The increase in merchant services revenue was due primarily to growth in the customer base and higher transaction volume per customer; our discontinuation of the outsourcing of certain merchant processing services as described above; and six months of Innovative Merchant Solutions activity in the first six months of fiscal 2005 compared with four months of activity in the first six months of fiscal 2004 because we acquired that business in October 2003. QuickBooks Payroll revenue was higher in the first six months of fiscal 2005 compared with the same period of fiscal 2004 primarily because of growth in the customer base, price increases and a favorable product mix.

Intuit-Branded Small Business

Intuit-Branded Small Business total net revenue increased in the second quarter and first six months of fiscal 2005 compared with the same periods of fiscal 2004 due to growth in all of the businesses in this segment. Higher outsourced payroll revenue was driven by growth in the number of customers processing payrolls and by price increases, partially offset by attrition in the Premier Payroll customer base. Property management service revenue also increased due to higher demand for consulting and implementation services.

Consumer Tax

Consumer Tax total net revenue increased in the second quarter and first six months of fiscal 2005 compared with the same periods of fiscal 2004. This was due primarily to higher federal TurboTax for the Web paid units and to volume and price increases in electronic filing and refund transfer services. When we refer to paid Web units we mean Web units excluding those that we donate to the Free File Alliance under the Intuit Tax Freedom Project. Due to the highly seasonal nature of our Consumer Tax business, revenue for the first quarter of fiscal 2005 and 2004 was nominal. We will not have substantially complete results for the entire 2004 tax season until late in fiscal 2005.

Professional Tax

Professional Tax total net revenue decreased slightly in the second quarter and first six months of fiscal 2005 compared with the same periods of fiscal 2004. This was due to customer migration to our new ProSeries Basic and ProSeries Express products, on which revenue is recognized as electronic filing services are provided. This is expected to shift revenue from our second fiscal quarter to our third fiscal quarter. The fiscal 2005 revenue decreases are also in line with our expectation that revenue from our Professional Tax electronic filing and bank product transmission services, which we recognize primarily in our third fiscal quarter, will grow more rapidly than revenue from our Professional Tax software in fiscal 2005. Due to the highly seasonal nature of our Professional Tax business, revenue for the first quarter of fiscal 2005 and 2004 was nominal. We will not have substantially complete results for the entire 2004 tax season until late in fiscal 2005.

Other Businesses

Other Businesses total net revenue decreased slightly in the second quarter of fiscal 2005 and was flat in the first six months of fiscal 2005 compared with the same periods of fiscal 2004. Quicken revenue was slightly higher in both fiscal 2005 periods while Canadian revenue declined as a result of more QuickTax units being shipped on a consignment basis. Revenue from consignment units is recognized when the customer purchases the product rather than when the product is delivered to retailers.

Cost of Revenue

		% of		% of			% of		% of
	Q2	Related	Q2	Related	Q2%	YTD	Related	YTD	Related	YTD %
(Dollars in millions)	FY05	Revenue	FY04	Revenue	Change	FY05	Revenue	FY04	Revenue	Change
Cost of product revenue	$64.0	13%	$65.7	13%	(3%)	$94.1	14%	$97.6	15%	(4%)
Cost of service revenue	47.6	34%	41.4	38%	15%	87.4	38%	76.2	44%	15%
Cost of other revenue	6.0	36%	6.8	42%	(12%)	12.6	39%	13.5	43%	(7%)
Amortization of purchased assets	3.4	n/a	3.3	n/a	6%	6.8	n/a	6.5	n/a	5%

Total cost of revenue	$121.0	18%	$117.2	19%	3%	$200.9	22%	$193.8	22%	4%

Our cost of revenue has four components: (1) cost of product revenue, which includes the direct costs of manufacturing and shipping our software products; (2) cost of service revenue, which reflects direct costs associated with providing services, including data center costs relating to delivering Internet-based services; (3) cost of other revenue, which includes costs associated with generating advertising and online transactions revenue; and (4) amortization of purchased assets, which represents the cost of amortizing over their useful lives developed technologies that we obtained through acquisitions.

Cost of service revenue as a percentage of service revenue decreased in the second quarter and first six months of fiscal 2005 compared with the same periods of fiscal 2004 due primarily to revenue growth in our merchant services business, which had minimal cost increases associated with the related revenue increases, and to customer service efficiencies in our outsourced payroll business.

Operating Expenses

		% Total		% Total			% Total		% Total
	Q2	Net	Q2	Net	Q2%	YTD	Net	YTD	Net	YTD %
(Dollars in millions)	FY05	Revenue	FY04	Revenue	Change	FY05	Revenue	FY04	Revenue	Change
Selling and marketing	$178.0	27%	$169.9	27%	5%	$311.1	34%	$301.7	35%	3%
Research and development	77.7	12%	72.6	11%	7%	152.9	16%	143.3	16%	7%
General and administrative	57.4	8%	47.7	8%	20%	108.2	12%	90.9	10%	19%

Total core operating expenses	313.1	47%	290.2	46%	8%	572.2	62%	535.9	61%	7%

Acquisition-related charges	4.2	1%	6.5	1%	(35%)	8.6	1%	12.3	2%	(30%)

Total operating expenses	$317.3	48%	$296.7	47%	7%	$580.8	63%	$548.2	63%	6%

We define core operating expenses as the controllable costs of running our business. Selling and marketing expenses include the cost of providing customer service and technical support to customers who have not purchased support plans. Total core operating expenses increased in the second quarter and first six months of fiscal 2005 compared with the same periods of fiscal 2004 due in part to spending for new product development and promotion. General and administrative expenses increased as a percentage of total net revenue in the first six months of fiscal 2005 compared with the same period of fiscal 2004 due to higher spending for infrastructure and implementation of our new information systems.

Segment Operating Income (Loss)

Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. Segment expenses do not include certain costs, such as corporate general and administrative expenses, that are not allocated to specific segments. In addition, segment expenses do not include acquisition-related costs, which include acquisition-related charges, amortization of purchased assets and charges for purchased research and development. Segment expenses also do not include realized net gains or losses on marketable securities and other investments, and interest and other income. See Note 6 to the financial statements for reconciliations of total segment operating income or loss to income or loss from continuing operations for each fiscal period presented.

		% of		% of			% of		% of
	Q2	Related	Q2	Related	Q2%	YTD	Related	YTD	Related	YTD %
(Dollars in millions)	FY05	Revenue	FY04	Revenue	Change	FY05	Revenue	FY04	Revenue	Change
QuickBooks-Related	$108.4	49%	$97.1	48%	12%	$157.8	43%	$141.5	43%	12%
Intuit-Branded Small Business	12.6	17%	3.7	5%	241%	20.3	14%	2.1	2%	867%
Consumer Tax	65.0	46%	62.4	48%	4%	44.6	31%	40.5	30%	10%
Professional Tax	105.7	70%	119.2	76%	(11%)	84.6	54%	100.1	61%	(15%)
Other Businesses	36.3	49%	35.5	46%	2%	46.1	40%	40.3	35%	14%

Total segment operating income	$328.0	50%	$317.9	50%	3%	$353.4	38%	$324.5	37%	9%

QuickBooks-Related

QuickBooks-Related segment operating income as a percentage of related revenue was flat in the second quarter and first six months of fiscal 2005 compared with the same periods of fiscal 2004. Higher revenue was offset by increased spending for QuickBooks product development and advertising in the fiscal 2005 periods. QuickBooks freight expense was also higher in the fiscal 2005 periods due to strength in direct sales.

Intuit-Branded Small Business

Intuit-Branded Small Business segment operating income as a percentage of related revenue increased in the second quarter and first six months of fiscal 2005 compared with the same periods of fiscal 2004 due primarily to outsourced payroll revenue growth combined with customer service efficiencies, the consolidation of regional sales facilities and a reorganization of the sales force that resulted in lower spending in that business in the fiscal 2005 periods.

Consumer Tax

Despite higher revenue in the Consumer Tax segment, operating income as a percentage of related revenue decreased slightly in the second quarter of fiscal 2005 compared with the same quarter of fiscal 2004. The revenue increase was more than offset by higher expenses for advertising, product development, customer support and retail merchandising. Consumer Tax segment operating income as a percentage of related revenue for the first six months of fiscal 2005 was comparable to the same period of fiscal 2004.

Professional Tax

Professional Tax segment operating income as a percentage of related revenue decreased in the second quarter and first six months of fiscal 2005 compared with the same periods of fiscal 2004. Slightly lower revenue combined with higher spending for overall customer support and for product development and marketing relating to our new ProSeries Basic and ProSeries Express products lowered segment operating income in the fiscal 2005 periods. The fiscal 2005 revenue decreases are in line with our expectation that revenue from our Professional Tax electronic filing and bank product transmission services, which we recognize primarily in our third fiscal quarter, will grow more rapidly than revenue from our Professional Tax software in fiscal 2005.

Other Businesses

Other Businesses segment operating income as a percentage of related revenue increased on relatively flat revenue in the second quarter and first six months of fiscal 2005 compared with the same periods of fiscal 2004. Quicken cost of revenue was down due primarily to the outsourcing of our Quicken.com website.

Non-Operating Income and Expenses

Interest and Other Income

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
(In millions)	2005	2004	2005	2004
Interest income	$3.2	$2.7	$5.8	$6.1
Quicken Loans royalties and fees	0.6	0.7	1.2	1.3
Net foreign exchange gain	0.1	0.8	0.6	4.1
Insurance settlement	—	2.2	—	2.2
Interest expense	(0.2)	(0.1)	(0.3)	(0.3)
Other	(0.6)	0.9	(0.3)	1.3

	$3.1	$7.2	$7.0	$14.7

Total interest and other income declined in the second quarter and first six months of fiscal 2005 compared with the same periods of fiscal 2004 primarily due to an insurance settlement that we received in the second quarter of fiscal 2004 and to decreases in net foreign exchange gains. These decreases resulted primarily from our conversion of a significant portion of our Canadian intercompany balances to long-term investments in that subsidiary in the third quarter of fiscal 2004, which reduced our exposure to fluctuations in foreign exchange rates. Average invested balances were somewhat lower in the second quarter and first six months of fiscal 2005 compared with the same periods of fiscal 2004. Higher interest rates more than offset the effect of lower average invested balances in the fiscal 2005 quarter.

Income Taxes

Our effective tax rate for the three months ended January 31, 2005 was approximately 35% and did not differ from the federal statutory rate. The benefit received from federal research and experimental credits and tax exempt interest income was offset by state taxes in that period. Our effective tax rate for the six months ended January 31, 2005 was approximately 31% and differed from the federal statutory rate primarily due to the net effect of the benefit received from tax attributes identified in the first and second fiscal quarters and a change in tax law during the first fiscal quarter related to the retroactive extension of federal research and experimental credits, federal research and experimental credits, tax exempt interest income and various state tax credits offset by state taxes. Our effective tax rate for the three and six months ended January 31, 2004 was approximately 34% and differed from the federal statutory rate primarily due to the net effect of the benefit received from federal research and experimental credits, tax-exempt interest income and various tax credits offset by state taxes. See Note 9 to the financial statements.

At January 31, 2005 we had net deferred tax assets of $166.0 million, which included a valuation allowance of $5.6 million for certain state capital loss carryforwards. We decreased the valuation allowance by $1.9 million in the first six months of fiscal 2005 due to the realization of state capital loss carryforwards that were previously thought to be unrealizable and adjustments made to foreign net operating loss carryforwards. The allowance reflects management’s assessment that we may not receive the benefit of capital loss carryforwards in certain state jurisdictions. While we believe our current valuation allowance is sufficient, it may be necessary to increase this amount if it becomes more likely that we will not realize a greater portion of the net deferred tax assets. We assess the need for an adjustment to the valuation allowance on a quarterly basis.

Discontinued Operations

On December 3, 2004 we sold our Intuit Public Sector Solutions (IPSS) business to Kintera, Inc., a California software company, for approximately $11 million. We recorded a loss on disposal of IPSS of $4.8 million that included an income tax provision of $4.3 million for the estimated tax payable in connection with the tax gain on the transaction. See Note 5 to the financial statements. Management had formally approved a plan to sell IPSS, which was part of our Intuit-Branded Small Business segment, in August 2004. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we determined that IPSS became a long-lived asset held for sale and a discontinued operation in the first quarter of fiscal 2005. Consequently, we have segregated the net assets, operating results and cash flows of IPSS from continuing operations on our balance sheets, statements of operations and statements of cash flows for all periods presented. Also in accordance with SFAS 144, we discontinued the amortization of IPSS purchased intangible assets in the first quarter of fiscal 2005.

Liquidity and Capital Resources

Statement of Cash Flows

At January 31, 2005 our cash, cash equivalents and short-term investments totaled $884.6 million, a decrease of $134.6 million from July 31, 2004. We generated cash from our operations during the first six months of fiscal 2005, primarily from continuing operations and from seasonal increases in reserves for returns and rebates partially offset by a seasonal increase in accounts receivable. We generated cash from investing activities during the first six months of fiscal 2005, primarily by selling short-term investments. We used cash for financing activities during the first six months of fiscal 2005, primarily for the repurchase of stock under our stock repurchase program. See “Stock Repurchase Programs” below and Note 10 to the financial statements. This was partially offset by proceeds that we received from the issuance of common stock under employee stock plans.

Stock Repurchase Programs

Intuit’s Board of Directors has initiated a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. During the first six months of fiscal 2005 we repurchased 6.5 million shares of our common stock for $284.2 million under our only active stock repurchase program. At January 31, 2005 authorized funds of $215.8 million remained available under this program. We expect to continue to repurchase shares under our stock repurchase program during the second half of fiscal 2005.

Loans to Executive Officers and Other Employees

Outstanding loans to executive officers and other employees totaled $16.5 million at January 31, 2005 and $17.1 million at July 31, 2004. Loans to executive officers are primarily relocation loans that are generally secured by real property and have original maturity dates of up to 10 years. At January 31, 2005 no loans were in default and all interest payments were current in accordance with the terms of the loan agreements. Consistent with the requirements of the Sarbanes-Oxley Act of 2002, no loans to executive officers have been made or modified since July 30, 2002 and we do not intend to make or modify loans to executive officers in the future. See Note 12 to the financial statements.

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

Contractual Obligations

In January 2005 we entered into an agreement with a provider of credit card settlement services to support the Innovative Merchant Solutions business in our QuickBooks-Related segment. The four-year contract requires a minimum annual service commitment of $4.0 million and an aggregate minimum service commitment of $21.5 million.

Reserves for Returns and Rebates

Activity in our reserves for product returns and for rebates during the first six months of fiscal 2005 and comparative balances at January 31, 2004 were as follows:

		Additions
	Balance	Charged		Balance	Balance
	July 31,	Against	Returns/	January 31,	January 31,
	2004	Revenue	Redemptions	2005	2004
(In thousands)
Reserve for product returns	$36.9	$70.2	$(31.8)	$75.3	$58.3
Reserve for rebates	16.2	66.0	(29.2)	53.0	37.4

Due to the seasonality of our business, we compare our returns and rebate reserve balances at January 31, 2005 to the reserve balances at January 31, 2004. The fiscal 2005 increase in our reserve for product returns was due in part to slower returns from the retail channel for our QuickBooks 2004 product. TurboTax and Quicken return reserves were also higher due to increased retail inventory levels resulting from current year channel marketing initiatives. The fiscal 2005 increase in our reserve for rebates was due primarily to higher anticipated redemption rates and more marketing of current year rebate programs for QuickBooks.

Recent Accounting Pronouncements

The American Jobs Creation Act of 2004 and FASB Staff Position FAS 109

On October 22, 2004 the American Jobs Creation Act of 2004 was signed into law by the President. This Act included tax relief for domestic manufacturers, which includes producers of computer software, by providing a tax deduction of 3% for fiscal years beginning after December 31, 2004 and 2005, 6% for fiscal years beginning after December 31, 2006, 2007 and 2008, and 9% for fiscal years beginning after December 31, 2009. The deduction percentage is applied against the lesser of “qualified production activities income” or taxable income. Any tax rate benefit from this law change will take effect beginning in our fiscal year ending July 31, 2006. We believe that we will qualify for this deduction. However, as additional guidance is currently being issued by the U.S. Treasury Department we have not yet quantified the impact or benefit of this deduction. The Financial Accounting Standards Board issued guidance in FASB Staff Position FAS 109-a providing that this deduction should be accounted for as a special deduction and not as a tax rate reduction. In addition, the Act provided for a special one-time tax deduction for foreign earnings that are repatriated. We do not expect to receive any benefit from this portion of the Act.

SFAS 123(R), “Share-Based Payment”

On December 16, 2004 the FASB issued SFAS 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supercedes APB 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition will no longer be an alternative.

SFAS 123(R) is effective for public companies for interim and annual periods beginning after June 15, 2005, with earlier adoption permitted. We expect to adopt this new standard in the first quarter of our fiscal year ending July 31, 2006. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above but also permits restatement using amounts previously disclosed under the pro forma provisions of SFAS 123 either for (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We have not yet chosen a method of adoption for SFAS 123(R).

As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method. As a consequence, we generally recognize no compensation cost for employee stock options and purchases under our Employee Stock Purchase Plan. Although the adoption of SFAS 123(R)’s fair value method will have no adverse impact on our balance sheet or net cash flows, it will have a significant adverse impact on our net income and net income per share. The pro forma effects on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to share-based payments to employees in prior periods are disclosed in Note 1 to the financial statements under “Stock-Based Incentive Programs.” Although the pro forma effects of applying SFAS 123 may be indicative of the effects of applying SFAS 123(R), the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123(R) will depend on numerous factors including the valuation model we use to value future share-based payments to employees, estimated forfeiture rates and the accounting policies we adopt concerning the method of recognizing the fair value of awards over the requisite service period.

SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under current accounting rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from cash flow as it would have been reported under prior accounting rules.

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

QuickBooks-Related. Losing existing or potential QuickBooks customers to competitors causes us to lose potential software revenue and limits our opportunities to sell related products and services such as our financial supplies, QuickBooks Payroll (formerly QuickBooks do-it-yourself payroll) and merchant service offerings. Many competitors and potential competitors provide, or have expressed significant interest in providing, accounting and business management products and services to small businesses. For example, Microsoft currently offers a number of competitive small business offerings and has indicated part of its growth strategy is to focus on small business offerings. In November 2004 Microsoft announced the impending launch of a number of product and service offerings aimed at small businesses, including a product named Microsoft Office Small Business Accounting, which is expected to be integrated with the Microsoft Office product suite. Accordingly, we expect that competition from Microsoft in the small business area will intensify over time with the introduction of these and other offerings that directly compete with our QuickBooks and other offerings. Although we have successfully competed with Microsoft in the past, given its market position and resources Microsoft’s small business product and service offerings may have a significant negative impact on our revenue and profitability.

Consumer Tax. Our consumer tax business faces significant competition from both the public and private sector. In the public sector we face the risk of federal and state taxing authorities developing or contracting to provide software or other systems to facilitate tax return preparation and electronic filing at no charge to taxpayers.

•	Federal Government. Agencies of the U.S. government have made several attempts during the two most recent presidential administrations to offer taxpayers a form of free tax preparation software and filing service. However, in October 2002 the U.S. Internal Revenue Service agreed not to develop or deploy its own competing tax software product or service so long as participants in an association of private tax preparation software companies, including Intuit, agreed to provide Web-based federal tax preparation and filing services at no cost to qualified taxpayers for a period of three years, subject to recurring two-year extensions. The relationship, called the “Free File Alliance,” is intended to serve lower income, disadvantaged and underserved taxpayers with the objective of making free federal online tax preparation software and filing services available to at least 60% of taxpayers. Although for the time being the Free File Alliance has kept the federal government from being a direct competitor to our tax offerings, it has fostered additional Web-based competition and has the potential to cause us to lose revenue opportunities for a large percentage of the tax base. Over time, a growing number of competitors have used the Free File Alliance as a free marketing tool by giving away services at the federal level and attempting to make money by selling state filing and other services. Accordingly, in fiscal 2005 we modified our Free File Alliance offering to permit all taxpayers to prepare and file federal returns at no charge. Although we attempt to sell Free File Alliance users enhanced offerings and state tax preparation services, we may not be successful in this endeavor. In addition, persons who formerly have paid for our products may elect to use our unpaid federal offering instead. Further, were the federal government to terminate the Free File Alliance and elect to provide its own software and electronic filing services available to taxpayers at no charge it would negatively impact our revenue and profits.

•	State Governments. State taxing authorities have also actively pursued strategies to provide free online tax return preparation and electronic filing services for state taxpayers. During 2004, 22 states, including

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

Other Segments (Intuit-Branded Small Business, Professional Tax and Other Businesses). Our professional tax offerings face pricing pressure from competitors seeking to obtain our customers through deep product discounts and loss of customers to competitors offering no-frills offerings at low prices. This business also faces competition from competitively-priced integrated accounting solutions that include greater functionality than our current offerings. The substantial size of our principal competitors in the outsourced payroll services business and our merchant card processing service business benefit from greater economies of scale that may result in pricing pressure for our offerings. In addition, in November 2004 Microsoft announced that it had entered into partnership agreements with ADP and other service providers to offer payroll-related services that interact with its products. The growth of electronic banking and other electronic payment systems is decreasing the demand for checks and consequently causing pricing pressure for our supplies products as competitors aggressively compete for share of this shrinking market. Our Quicken products compete both with Microsoft Money, which is aggressively promoted and priced, and with Web-based electronic banking and personal finance tracking and management tools that are becoming increasingly available at no cost to consumers. These competitive pressures may result in reduced revenue and lower profitability for our Quicken product line and related bill payment service offering.

The growth of our businesses overall has slowed and if we do not continue to introduce new and enhanced products and services our revenues and margins will decline.

We have seen a slowdown in the revenue growth rate for some of our significant businesses as they mature. This trend causes our customer-driven innovation activities and associated product development efforts to be even more critical to our success. The introduction of new offerings and product and service enhancements are necessary for us to differentiate our offerings from those of our competitors and to motivate our existing customers to purchase upgrades, or current year products in the case of our tax offerings. A number of our businesses derive a significant amount of their revenue through one-time upfront license fees and rely on customer upgrades and service offerings that include upgrades to generate a significant portion of their revenues. As our existing products mature, encouraging customers to purchase product upgrades becomes more challenging unless new product releases provide features and functionality that have meaningful incremental value. If we are not able to develop and clearly demonstrate the value of upgraded products to our customers, our upgrade and service revenues will be negatively impacted. Similarly, our business will be harmed if we are not successful in our efforts to develop and introduce new products and services to retain our existing customers, expand our customer base and increase our revenues per customer.

Our new product and service offerings may not achieve market success or may cannibalize sales of our existing products, causing our revenues and earnings to decrease.

Our future success depends in large part upon our ability to identify emerging opportunities in our target markets and our capacity to quickly develop, and sell products and services that satisfy these demands in a cost effective manner. Successfully predicting demand trends is difficult and we may expend a significant amount of resources and management attention on products or services that do not ultimately succeed in their markets. We have encountered difficulty in launching new products and services in the past. For example, in 2004 we discontinued our QuickBooks Premier Healthcare offering due to lack of customer demand. If we misjudge customer needs, our new products and services will not succeed and our revenues and earnings will be negatively impacted. In addition, as we expand our offerings to new customer categories we run the risk of customers shifting from higher priced and higher margin products to newly introduced lower priced offerings. For instance, our new QuickBooks Simple Start offering, our new Snap Tax offering and our new ProSeries Basic and ProSeries Express offerings may attract users that would otherwise have purchased our higher priced, more full featured offerings.

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

As our product and service offerings become more complex our revenue streams may become less predictable.

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

Our recent acquisitions have resulted in significant expenses, including amortization of purchased assets (which is reflected in cost of revenue), as well as charges for in-process research and development, and amortization and impairment of goodwill, purchased intangible assets and deferred compensation (which are reflected in operating expenses). Total acquisition-related costs in the categories identified above were $196.0 million in fiscal 2002, $56.6 million in fiscal 2003 and $56.6 million in fiscal 2004. Fiscal 2003 and 2004 acquisition-related costs declined primarily because of a change in the accounting treatment of goodwill. However, we may incur less frequent, but larger, impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that could not have been reasonably foreseen in prior periods. For example, at the end of fiscal 2004 we incurred a goodwill impairment charge of $18.7 million related to our Intuit Public Sector Solutions business. At January 31, 2005 we had an unamortized goodwill balance of approximately $659.7 million, which could be subject to impairment charges in the future. New acquisitions, and any impairment of the value of purchased assets, could have a significant negative impact on our future operating results.

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

We have implemented new information systems which we use to manage our business and finance operations, and problems with the design or implementation of these systems could interfere with our business and operations.

In September 2004 we implemented new information systems that manage our business and finance operations. During the course of the conversion we upgraded significant financial systems, order-taking systems, middleware systems (systems that allow for interoperability of different databases) and network security systems. Due to the size and complexity of our portfolio of businesses, the transition was and continues to be challenging. Although the functionality of the upgraded systems was adequate for financial reporting purposes in the first and second quarters of fiscal 2005, we experienced delays in some back office functions due to the high volume associated with the seasonal nature of our business. Since then we have made modifications to the systems to address these delays and we plan to make additional modifications during the remainder of the third quarter of fiscal 2005. Any disruptions relating to our ongoing performance and system enhancements, particularly any disruptions impacting our operations during our third fiscal quarter, could adversely impact our ability to do the following in a timely and accurate manner: take customer orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run our business. In addition, any enhancements that are necessary may be more costly than anticipated.

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

Our success depends upon our proprietary technology. We rely on a combination of copyright, trade secret, trademark, patent, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, contractors, distributors and corporate partners and into license agreements with respect to our software, documentation and other proprietary information. Effectively creating and protecting our proprietary rights is expensive and may require us to engage in costly and distracting litigation. Despite these precautions, third parties could copy or otherwise obtain and use our products or technology without authorization. Because we outsource significant aspects of our product development, manufacturing and distribution we are at risk that confidential portions of our intellectual property could become public by lapses in security by our contractors. We have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to others. These licensees may take actions that diminish the value of our proprietary rights or harm our reputation. It is also possible that other companies could successfully challenge the validity or scope of our patents and that our patent portfolio, which is relatively small, may not provide us with a meaningful competitive advantage. Ultimately, our attempts to secure legal protection for our proprietary rights may not be adequate and our competitors could independently develop similar technologies, duplicate our products, or design around patents and other intellectual property rights. If our intellectual property protection proves inadequate we could lose our competitive advantage and our financial results will suffer.

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

Our payroll business handles a significant amount of dollar and transaction volume. Due to the size and volume of transactions that we handle, effective processing systems and controls are essential to ensure that transactions are handled appropriately. Despite our efforts, it is possible that we may make errors or that funds may be misappropriated. In addition to any direct damages and fines that any such problems would create, which could be substantial, the loss of customer confidence in our accuracy and controls would seriously harm our business. Our payroll business has grown largely through acquisitions and our systems are comprised of multiple technology platforms that are difficult to scale. We must constantly continue to upgrade our systems and processes to ensure that we process customer data in an accurate, reliable and timely manner. These upgrades must also meet the various regulatory deadlines associated with employer-related payroll activities. Any failure of our systems or processes in critical switch-over times, such as in January when many businesses elect to change payroll service providers, would be detrimental to our business. If we failed to timely deliver any of our payroll products, it could cause our current and prospective customers to choose a competitor’s product for that year’s payroll and not to purchase Intuit products in the future. To generate sustained growth in our payroll business we must successfully develop and manage a more proactive inside and field sales operation. If these efforts are not successful our revenue growth and profitability will decline.

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

Much of our future success depends on the continued service and availability of skilled personnel, including members of our executive team, and those in technical, marketing and staff positions. Experienced personnel in the software and services industries are in high demand and competition for their talents is intense, especially in Silicon Valley and San Diego, California, where the majority of our employees are located. Although we strive to be an employer of choice, we may not be able to continue to successfully attract and retain key personnel which would cause our business to suffer.

If actual product returns exceed returns reserves, or if customer rebates exceed historical amounts, our revenue would be lower.

We ship more desktop software products to our distributors and retailers than we expect them to sell, in order to reduce the risk that distributors or retailers will run out of products. This is particularly true for our Consumer Tax products, which have a short selling season and for which returns occur primarily in our fiscal fourth quarter. Like most software companies, we have historically accepted significant product returns. We establish reserves against revenue for product returns in our financial statements, based on estimated future returns of products. We closely monitor levels of product sales and inventory in the retail channel in an effort to maintain reserves that are adequate to cover expected returns. In the past, returns have not generally exceeded these reserves. However, if we do experience actual returns that significantly exceed reserves, it would result in lower net revenue. For example, if we had increased our fiscal 2004 returns reserves by 1% of non-consignment sales to retailers for QuickBooks, TurboTax and Quicken, our fiscal 2004 total net revenue would have been approximately $4 million lower. In addition, our policy of recognizing revenue from distributors and retailers upon delivery of product for non-consignment sales is predicated upon our ability to reasonably estimate returns. If we do not continue to demonstrate our ability to estimate returns then our revenue recognition policy for these types of sales may no longer be appropriate. We also offer customer rebates as part of our selling efforts and establish reserves for payment of rebates. Historically a percentage of customers do not submit requests for their rebates. If a greater number of eligible customers seek rebates than for which we have provided reserves, our margins will be adversely affected. If rebate redemptions for our QuickBooks, TurboTax and Quicken products were to increase by 1%, our annual total net revenue would decrease by approximately $1 million.

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

Required expensing of stock options will significantly reduce our net income and earnings per share.

Although we are not currently required to record any compensation expense in connection with option grants to employees that have an exercise price at or above fair market value, a recent change in generally accepted accounting principles will require us to treat all employee stock options as compensation expense beginning in the first quarter of fiscal 2006. The increased compensation expense will significantly reduce our net income and earnings per share under generally accepted accounting principles.

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

Caution Regarding Forward-Looking Statements

This Report contains forward-looking statements. These forward-looking statements include our statements regarding the following: the assumptions underlying our Critical Accounting Policies, including our estimates regarding product rebate and return reserves; our belief that the markets for our traditional products are maturing and affecting our revenue growth; our expectation that our fiscal 2005 revenue growth will be in the 8% to 9% range; our plans to mitigate slowing revenue growth by developing and introducing new products and services; our expectation that we will continue to repurchase shares under our stock repurchase program during the second half of fiscal 2005; our expectation that revenue in our Professional Tax segment related to electronic filing and bank product transmission services will shift from our second to our third fiscal quarter, and that revenue from such services will grow more rapidly than revenue from Professional Tax software; our belief that our ongoing modifications to our information systems following our primary systems upgrade enhance our system of internal controls; our belief that our income tax valuation allowance is sufficient; our expectation that we may use cash for future acquisitions of technology and businesses; and our expectation that our cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure needs for the next 12 months.

We caution investors that forward-looking statements are only predictions based on our current expectations about future events and are not guarantees of future performance. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements due to risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties include the following: our revenue, profitability and market position can be negatively impacted in an unpredictable manner due to product introductions and price competition from our competitors; our participation in the Free File Alliance may result in lost revenue due to potential customers filing free federal returns and electing not to pay for state filing or other services and cannibalization of our traditional paid franchise; the unpredictability of tax-related revenues due to the heavy concentration of activity in a short time period; difficulty in developing and introducing new products and services effectively; failure of customers to adopt our new products as expected; difficulties with suppliers and distribution channels; difficulties with our new information systems; unanticipated increases in customer rebate and return rates; significant impairment charges due to past acquisitions; and taxing authorities may challenge our tax positions. In addition, the risks and uncertainties that are discussed in this Item 2 under the caption “Risks That Could Affect Future Results” may also impact these forward-looking statements. We encourage you to read that section carefully along with the other information provided in this Report and in our other filings with the SEC before deciding to invest in our stock or to maintain or change your investment. We undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law.

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

Interest Rate Risk

Our cash equivalents and our portfolio of short-term investments and funds held for payroll customers are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents, short-term investments and funds held for payroll customers and the value of those investments. Should interest rates increase by 10% or about 15 basis points from the levels of January 31, 2005, the value of our short-term investments and funds held for payroll customers would decline by approximately $0.6 million. Should interest rates increase by 100 basis points from the levels of January 31, 2005, the value of our short-term investments and funds held for payroll customers would decline by approximately $3.9 million.

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

Since we translate foreign currencies (primarily Canadian dollars and British pounds) into U.S dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant primarily because our international subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. Due primarily to the effect of the weakening U.S. dollar on intercompany balances with our Canadian subsidiary, we recorded foreign currency exchange gains of $5.4 million in fiscal 2003 and $3.1 million in fiscal 2004. In the third quarter of fiscal 2004, we converted a significant portion of our Canadian intercompany balances to long-term investments in that subsidiary, which reduced our exposure to fluctuations in foreign exchange rates. We recorded a foreign currency exchange gain of $0.6 million in the first six months of fiscal 2005. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of January 31, 2005 we did not engage in foreign currency hedging activities.

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

(b)	Changes in Internal Control Over Financial Reporting

In September 2004 we completed an upgrade of the information systems that we use to accumulate financial data used in financial reporting. We utilized this new system to generate financial statements for our fiscal quarters ended October 31, 2004 and January 31, 2005. The upgrade was not made in response to any deficiency in our internal controls. Other than ongoing modifications to our information systems following our primary system upgrade, which we believe enhance our system of internal controls, there was no change in our system of internal control over financial reporting during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1 LEGAL PROCEEDINGS

Muriel Siebert & Co., Inc. v. Intuit Inc., Index No. 03-602942, Supreme Court of the State of New York, County of New York.

On September 17, 2003, Muriel Siebert & Co., Inc. filed a complaint against Intuit alleging various claims for breach of contract, breach of express and implied covenants of good faith and fair dealing, breach of fiduciary duty, misrepresentation and/or fraud, and promissory estoppel. The allegations relate to Quicken Brokerage powered by Siebert, a strategic alliance between the two companies. The complaint seeks compensatory, punitive, and other damages. On September 22, 2003, Intuit filed an arbitration demand against Siebert & Co., Inc. in San Jose, California seeking arbitration of all claims asserted by both parties. The Appellate Division of the Supreme Court of the State of New York has ruled that the matter should proceed in the New York state courts, but Intuit has appealed this ruling. Intuit believes this lawsuit is without merit and intends to defend the litigation vigorously in whichever forum it ultimately proceeds.

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

On July 29, 2004, plaintiffs filed a consolidated First Amended Complaint. On October 8, 2004, Intuit responded to plaintiffs’ First Amended Complaint by filing demurrers. By Order dated November 12, 2004, the Court sustained the demurrers and dismissed all counts of the First Amended Complaint, holding that the plaintiffs failed to state a claim upon which relief could be granted. The Court allowed plaintiffs to file a Second Amended Complaint, which has been served on Intuit. Intuit has filed a demurrer to this latest pleading, and will defend the litigation vigorously.

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

On or about July 13, 2004, plaintiff filed a First Amended Complaint that added Ental Precision Machining, Inc., as plaintiff; plaintiffs’ counsel has also dismissed without prejudice all claims on behalf of Cynthia Belotti. On October 8, 2004, Intuit responded to plaintiff’s First Amended Complaint by filing demurrers. By Order dated November 12, 2004, the Court sustained the demurrers and dismissed all counts of the First Amended Complaint, holding that plaintiff failed to state a claim upon which relief could be granted. The Court allowed plaintiff to file a Second Amended Complaint, which has been served on Intuit. Intuit has filed a demurrer to this latest pleading, and will defend the litigation vigorously.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Stock repurchase activity during the three months ended January 31, 2005 was as follows:

			Total Number	Approximate
			of Shares	Dollar Value of
	Total Number	Average	Purchased as	Shares That May
	of Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plans
November 1, 2004 through November 30, 2004	—	$—	—	$329,439,302

December 1, 2004 through December 31, 2004	2,600,000	$43.71	2,600,000	$215,790,367

January 1, 2005 through January 31, 2005	—	$—	—	$215,790,367

Total	2,600,000	$43.71	2,600,000

Notes:

1.	All shares repurchased as part of publicly announced plans during the three months ended January 31, 2005 were purchased under Repurchase Plan IV. This plan was announced on May 19, 2004 and expires on May 17, 2007.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Intuit’s Annual Meeting of Stockholders held on December 9, 2004, our stockholders voted as follows on the proposals below:

1.	Proposal to elect directors

	For	Withheld
Stephen M. Bennett	158,544,167	5,373,857

Christopher W. Brody	149,480,011	14,438,013

William V. Campbell	159,815,138	4,102,886

Scott D. Cook	159,723,911	4,194,113

L. John Doerr	159,026,598	4,891,426

Donna L. Dubinsky	160,836,736	3,081,288

Michael R. Hallman	149,453,971	14,464,053

Dennis D. Powell	160,830,756	3,087,268

Stratton D. Sclavos	162,215,669	1,702,355

2.	Proposal to ratify the selection of Ernst & Young LLP as Intuit’s independent registered public accounting firm for fiscal 2005

For	156,185,975
Against	6,784,894
Abstain	947,155
Broker Non-Votes	0

3.	Proposal to approve Intuit’s 2005 Equity Incentive Plan

For	100,005,736
Against	44,275,704
Abstain	998,872
Broker Non-Votes	18,637,712

ITEM 5 OTHER INFORMATION

EXECUTIVE COMPENSATION

On October 26, 2004 the Compensation and Organizational Development Committee of our Board of Directors (the “Compensation Committee”) established objectives for the fiscal 2005 bonus payable to our Chief Executive Officer, Steve Bennett, under our Senior Executive Incentive Plan. The Senior Executive Incentive Plan was approved by our stockholders in December 2002. Upon certification by the Compensation Committee that the established objectives have been met, Mr. Bennett may receive a bonus of up to $5 million under the plan, with the actual amount to be determined by the Compensation Committee. Payout of Mr. Bennett’s bonus is conditioned on Intuit meeting a specified revenue target for fiscal 2005. In addition, upon achievement of the revenue target, such other performance criteria as the Compensation Committee determines desirable may be considered. The payment is also subject to the other terms of the Senior Executive Incentive Plan.

ITEM 6 EXHIBITS

We have filed the following exhibits as part of this report:

Incorporated by Reference
Filed
with
this
Ex. No.	Exhibit Description	10-Q	Form	File No.	Date Filed
10.01+	Separation Terms and Release Agreement by and between Intuit Inc. and Lorrie M. Norrington, dated January 7, 2005		8-K		1/11/05
31.01	Certification of Chief Executive Officer*	X
31.02	Certification of Chief Financial Officer*	X
32.01	Section 1350 Certification (Chief Executive Officer)	X
32.02	Section 1350 Certification (Chief Financial Officer)	X

+	Indicates a management contract or compensatory plan or arrangement.

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Intuit specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)
Date: March 8, 2005	By:	/s/ ROBERT B. HENSKE
Robert B. (“Brad”) Henske
Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Ex. No.	Exhibit Description
31.01	Certification of Chief Executive Officer*
31.02	Certification of Chief Financial Officer*
32.01	Section 1350 Certification (Chief Executive Officer)
32.02	Section 1350 Certification (Chief Financial Officer)

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Intuit specifically incorporates it by reference.