Form 10-Q
period 2005-04-30
INTUIT INC
filed 2005-06-07
CIK 896878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2005 or

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

Approximately 181,241,294 shares of Common Stock, $0.01 par value, as of May 31, 2005

INTUIT INC.
FORM 10-Q
INDEX

Intuit, the Intuit logo, QuickBooks, Quicken, Quicken.com, TurboTax, ProSeries and Lacerte, among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners and should be treated as such.

PART I
ITEM 1
FINANCIAL STATEMENTS

INTUIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	July 31,
(In thousands; unaudited)	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$122,353	$27,298
Investments	1,138,043	991,971
Accounts receivable, net	141,728	90,795
Deferred income taxes	67,871	31,353
Prepaid expenses and other current assets	59,813	50,478
Current assets of discontinued operations	—	1,605

Current assets before funds held for payroll customers	1,529,808	1,193,500
Funds held for payroll customers	361,232	323,041

Total current assets	1,891,040	1,516,541

Property and equipment, net	217,801	232,654
Goodwill, net	659,589	659,137
Purchased intangible assets, net	80,345	104,966
Long-term deferred income taxes	141,903	135,711
Loans to executive officers and other employees	10,239	15,809
Other assets	27,867	17,669
Long-term assets of discontinued operations	—	13,691

Total assets	$3,028,784	$2,696,178

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$96,174	$70,124
Accrued compensation and related liabilities	119,781	133,733
Deferred revenue	210,096	219,482
Income taxes payable	227,292	22,159
Other current liabilities	155,339	83,251
Current liabilities of discontinued operations	—	5,575

Current liabilities before payroll customer fund deposits	808,682	534,324
Payroll customer fund deposits	361,232	323,041

Total current liabilities	1,169,914	857,365

Long-term obligations	17,705	16,394

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	1,963,378	1,949,226
Treasury stock, at cost	(1,438,274)	(1,088,389)
Deferred compensation	(14,969)	(19,434)
Accumulated other comprehensive loss	(1,696)	(3,375)
Retained earnings	1,332,726	984,391

Total stockholders’ equity	1,841,165	1,822,419

Total liabilities and stockholders’ equity	$3,028,784	$2,696,178

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts;	April 30,	April 30,	April 30,	April 30,
unaudited)	2005	2004	2005	2004
Net revenue:
Product	$422,199	$372,081	$1,087,077	$1,037,984
Service	408,566	320,068	640,170	495,037
Other	18,740	17,689	50,887	49,510

Total net revenue	849,505	709,838	1,778,134	1,582,531

Costs and expenses:
Cost of revenue:
Cost of product revenue	45,044	46,897	139,193	144,487
Cost of service revenue	50,126	42,057	137,478	118,265
Cost of other revenue	7,951	5,961	20,529	19,507
Amortization of purchased assets	3,354	3,354	10,147	9,833
Selling and marketing	163,064	143,525	474,184	445,209
Research and development	79,422	70,548	232,272	213,826
General and administrative	70,508	43,792	178,722	134,715
Acquisition-related charges	3,970	6,152	12,586	18,444

Total costs and expenses	423,439	362,286	1,205,111	1,104,286

Income from continuing operations	426,066	347,552	573,023	478,245
Interest and other income	5,802	4,767	12,841	19,427
Gains on marketable securities and other investments, net	124	107	342	344

Income from continuing operations before income taxes	431,992	352,426	586,206	498,016
Income tax provision	131,485	88,140	179,326	137,712

Net income from continuing operations	300,507	264,286	406,880	360,304
Net loss from discontinued operations	—	(253)	(5,257)	(1,170)

Net income	$300,507	$264,033	$401,623	$359,134

Basic net income per share from continuing operations	$1.64	$1.36	$2.19	$1.83
Basic net loss per share from discontinued operations	—	—	(0.03)	(0.01)

Basic net income per share	$1.64	$1.36	$2.16	$1.82

Shares used in basic per share amounts	183,422	194,517	186,062	196,976

Diluted net income per share from continuing operations	$1.61	$1.33	$2.14	$1.78
Diluted net loss per share from discontinued operations	—	—	(0.02)	—

Diluted net income per share	$1.61	$1.33	$2.12	$1.78

Shares used in diluted per share amounts	186,887	198,748	189,808	202,113

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
(In thousands; unaudited)	2005	2004	2005	2004
Cash flows from operating activities:
Net income	$300,507	$264,033	$401,623	$359,134
Net loss from discontinued operations	—	253	5,257	1,170

Net income from continuing operations	300,507	264,286	406,880	360,304
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation	32,600	18,718	77,387	57,278
Acquisition-related charges	3,970	6,152	12,586	18,444
Amortization of purchased assets	3,354	3,354	10,147	9,833
Amortization of other purchased intangible assets	2,220	1,460	5,986	4,381
Amortization of deferred compensation not related to acquisitions	1,119	1,556	4,370	4,674
(Gain) loss on disposal of property and equipment	(546)	383	(646)	2,391
Amortization of premiums and discounts on available-for-sale debt securities	2,569	3,398	8,315	9,158
Net realized (gain) loss on sales of available-for-sale debt securities	99	(60)	1,619	(385)
Net gains from marketable securities and other investments	(124)	(107)	(342)	(344)
Deferred income taxes	(43,333)	—	(43,063)	—
Tax benefit from employee stock options	5,154	2,999	14,203	25,963
Gain on foreign exchange transactions	(112)	539	(665)	(3,568)

Subtotal	307,477	302,678	496,777	488,129

Changes in operating assets and liabilities:
Accounts receivable	165,950	144,691	(51,122)	(49,007)
Prepaid expenses and other current assets	12,362	9,393	(7,046)	(15,530)
Accounts payable	(6,139)	(26,240)	25,858	19,319
Accrued compensation and related liabilities	10,275	8,285	(14,171)	(4,990)
Deferred revenue	(42,716)	(50,766)	(9,501)	(25,675)
Income taxes payable	168,682	84,994	200,023	111,700
Other current liabilities	(38,700)	180	68,821	83,941

Total changes in operating assets and liabilities	269,714	170,537	212,862	119,758

Net cash provided by operating activities of continuing operations	577,191	473,215	709,639	607,887
Net cash used in operating activities of discontinued operations	—	(192)	(878)	(973)

Net cash provided by operating activities	577,191	473,023	708,761	606,914

Cash flows from investing activities:
Purchases of available-for-sale debt securities	(685,709)	(1,945,047)	(2,028,769)	(3,025,049)
Liquidation and maturity of available-for-sale debt securities	392,351	1,576,839	1,872,883	2,796,947
Net change in funds held for payroll customers’ money market funds and other cash equivalents	(30,346)	52,626	(38,191)	77,185
Purchases of property and equipment	(18,765)	(38,506)	(56,330)	(85,708)
Proceeds from sale of property	3,151	—	3,151	—
Change in other assets	165	2,890	(4,286)	(109)
Net change in payroll customer funds deposits	30,346	41,574	38,191	17,015
Acquisitions of businesses and intangible assets, net of cash acquired	—	73	(4,156)	(120,737)

Net cash used in investing activities of continuing operations	(308,807)	(309,551)	(217,507)	(340,456)
Proceeds from the sale of discontinued operations, net of closing costs	—	—	9,619	—

Net cash used in investing activities	(308,807)	(309,551)	(207,888)	(340,456)

Cash flows from financing activities:
Change in long-term obligations	(2,805)	(587)	(3,049)	(11,144)
Net proceeds from issuance of common stock under stock plans	37,035	18,334	97,405	104,890
Purchase of treasury stock	(216,456)	(250,374)	(500,667)	(511,501)

Net cash used in financing activities	(182,226)	(232,627)	(406,311)	(417,755)

Effect of exchange rates on cash and cash equivalents	(371)	(198)	493	57

Net increase (decrease) in cash and cash equivalents	85,787	(69,353)	95,055	(151,240)
Cash and cash equivalents at beginning of period	36,566	87,955	27,298	169,842

Cash and cash equivalents at end of period	$122,353	$18,602	$122,353	$18,602

Supplemental schedule of non-cash investing and financing activities:
In the three months ended April 30, 2005 property and equipment and other liabilities increased $15,487 in connection with leasehold improvement additions that were directly funded by landlord allowances under certain operating leases.

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

We have included all normal recurring adjustments and the adjustments for discontinued operations that we considered necessary to give a fair presentation of our operating results for the periods presented. These condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements for the fiscal year ended July 31, 2004 included in Intuit’s Form 10-K, filed with the Securities and Exchange Commission on September 24, 2004. Results for the three and nine months ended April 30, 2005 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2005 or any other future period. Our tax and QuickBooks-Related businesses are highly seasonal, with sales of tax preparation products and services heavily concentrated in the period from November through April and QuickBooks software license renewal revenue concentrated around calendar year end. These seasonal patterns mean that our quarterly total net revenue is usually highest during our second and third fiscal quarters.

Use of Estimates

We make estimates and assumptions that affect the amounts reported in the financial statements and the disclosures made in the accompanying notes. For example, we use estimates in determining the appropriate levels of reserves for product returns and rebates, the collectibility of accounts receivable, the appropriate levels of various accruals, the amount of our worldwide tax provision and the realizability of deferred tax assets. We also use estimates in determining the remaining economic lives and carrying values of purchased intangible assets (including goodwill), property and equipment and other long-lived assets. In addition, we use assumptions when employing the Black-Scholes valuation model to estimate the fair value of stock options granted for pro forma disclosures. See “Stock-Based Incentive Programs” later in this Note 1. Despite our intention to establish accurate estimates and use reasonable assumptions, actual results may differ from our estimates.

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

In some situations, we receive advance payments from our customers. We also offer multiple element arrangements to our customers. We defer revenue associated with these advance payments and the relative fair value of undelivered elements until we ship the products or perform the services. Deferred revenue consisted of the following at the dates indicated:

	April 30,	July 31,
(In thousands)	2005	2004
Product and product-related services	$177,960	$182,547
Customer support	32,136	36,935

Total deferred revenue	$210,096	$219,482

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

Product Revenue

We recognize revenue from the sale of our packaged software products and supplies when we ship the products or, in the case of certain agreements, when products are delivered to retailers. We sell some of our QuickBooks, Consumer Tax and Quicken products on consignment to a limited number of retailers. We recognize revenue for these consignment transactions only when the end-user sale has occurred. For product revenue that is sold on a subscription basis and includes periodic updates, we recognize revenue ratably over the contractual time period.

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

Leases

We review all leases for capital or operating classification at their inception under the guidance of SFAS 13, “Accounting for Leases,” as amended. We use our incremental borrowing rate in the assessment of lease classification and define the initial lease term to include the construction build-out period but to exclude lease extension periods. We conduct our operations primarily under operating leases. For leases that contain rent escalations, we record the total rent payable during the lease term, as defined above, on a straight-line basis over the term of the lease. We record the difference between the rents paid and the straight-line rent as a deferred rent liability in other current liabilities or long-term obligations, as appropriate, on our balance sheets.

In accordance with FASB Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” we record landlord allowances as deferred rent liabilities in other current liabilities or long-term obligations, as appropriate, on our balance sheets and as an operating activity on our statements of cash flows. Also in accordance with FTB 88-1, we classify the amortization of landlord allowances as a reduction of occupancy expense on our statements of operations.

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

Our diluted net income per share computations for the three months ended April 30, 2005 and 2004 included 3.5 million and 4.2 million common equivalent shares. Our diluted net income per share computations for these periods did not include the effect of options to purchase 12.1 million and 7.3 million shares of common stock because the option exercise prices were greater than the average market price of our common stock. Our diluted net income per share computations for the nine months ended April 30, 2005 and 2004 included 3.7 million and 5.1 million common equivalent shares. Our diluted net income per share computations for these periods did not include the effect of options to purchase 10.1 million and 5.6 million shares of common stock because the option exercise prices were greater than the average market price of our common stock.

Cash Equivalents and Investments

We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of money market funds in all periods presented. Investments consist of available-for-sale debt securities that we carry at fair value. We use the specific identification method to compute gains and losses on investments. We include unrealized gains and losses on investments, net of tax, in stockholders’ equity. Available-for-sale debt securities are classified as current assets based upon our intent and ability to use any and all of these securities as necessary to satisfy the significant short-term liquidity requirements that may arise from the highly seasonal and cyclical nature of our businesses. Because of our significant business seasonality, stock repurchase programs and acquisition opportunities, cash flow requirements may fluctuate dramatically from quarter to quarter and require us to use a significant amount of the investments held as available-for-sale securities. See Note 2.

Funds Held for Payroll Customers and Payroll Customer Fund Deposits

Funds held for payroll customers represent cash held on behalf of our payroll customers that is invested in cash, cash equivalents and investments. Payroll customer fund deposits consist primarily of payroll taxes we owe on behalf of our payroll customers.

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

In October 1995 the Financial Accounting Standards Board (FASB) issued SFAS 123, “Accounting for Stock Based Compensation,” and in December 2002 the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Although these pronouncements allow us to continue to follow the APB 25 guidelines and not record compensation expense for most employee stock-based awards, we are required to disclose our pro forma net income or loss and net income or loss per share as if we had adopted SFAS 123 and SFAS 148. The pro forma impact of applying SFAS 123 and SFAS 148 in the three and nine months ended April 30, 2005 and 2004 does not necessarily represent the pro forma impact in future quarters or years.

On December 16, 2004 the FASB issued SFAS 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS 123. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. This standard is effective for public companies for fiscal years beginning after June 15, 2005. We expect to adopt this new standard in the first quarter of our fiscal year ending July 31, 2006. See “Recent Accounting Pronouncements” later in this Note 1.

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

	Stock Options
	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
	2005	2004	2005	2004
Average expected life (years)	3.05	3.50	3.03	3.48
Average expected volatility factor	39%	70%	41%	72%
Average risk-free interest rate	3.55%	2.83%	3.04%	2.45%
Average expected dividend yield	—	—	—	—

	Employee Stock Purchase Plan
	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
	2005	2004	2005	2004
Average expected life (years)	1.00	1.00	1.00	1.00
Average expected volatility factor	27%	72%	28%	74%
Average risk-free interest rate	3.32%	1.04%	2.47%	0.98%
Average expected dividend yield	—	—	—	—

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

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
(In thousands, except per share amounts)	2005	2004	2005	2004
Net income
Net income, as reported	$300,507	$264,033	$401,623	$359,134
Add: Stock-based employee compensation expense included in reported net income, net of income taxes	—	107	81	402
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of income taxes	(9,876)	(14,992)	(36,794)	(54,312)

Pro forma net income	$290,631	$249,148	$364,910	$305,224

Net income per share
Basic — as reported	$1.64	$1.36	$2.16	$1.82

Basic — pro forma	$1.58	$1.28	$1.96	$1.55

Diluted — as reported	$1.61	$1.33	$2.12	$1.78

Diluted — pro forma	$1.56	$1.25	$1.92	$1.51

Concentration of Credit Risk and Significant Customers and Suppliers

We operate in markets that are highly competitive and rapidly changing. Significant technological changes, changes in customer requirements, the emergence of competitive products or services with new capabilities and other factors could negatively impact our operating results.

We are also subject to risks related to changes in the values of our significant balance of investments and funds held for payroll customers. Our portfolio of investments consists of investment-grade securities and our funds held for payroll customers consist of cash, cash equivalents and investment-grade securities. Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market or cash management funds, we diversify our investments by limiting our holdings with any individual issuer.

We sell a significant portion of our products through third-party retailers and distributors. As a result, we face risks related to the collectibility of our accounts receivable. To appropriately manage this risk, we perform ongoing evaluations of customer credit and limit the amount of credit extended as we deem appropriate but generally do not require collateral. We maintain reserves for estimated credit losses and these losses have historically been within our expectations. However, since we cannot necessarily predict future changes in the financial stability of our customers, we cannot guarantee that our reserves will continue to be adequate. No distributor or individual retailer accounted for 10% or more of total net revenue in the three and nine months ended April 30, 2005 and 2004. No customer accounted for 10% or more of accounts receivable at April 30, 2005 or July 31, 2004.

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

Recent Accounting Pronouncements

The American Jobs Creation Act of 2004 and FASB Staff Position FAS 109

On October 22, 2004 the American Jobs Creation Act of 2004 was signed into law by the President. This Act included tax relief for domestic manufacturers, which includes producers of computer software, by providing a tax deduction of 3% for fiscal years beginning after December 31, 2004 and 2005, 6% for fiscal years beginning after December 31, 2006, 2007 and 2008, and 9% for fiscal years beginning after December 31, 2009. The deduction percentage is applied against the lesser of “qualified production activities income” or taxable income. Any tax rate benefit from this law change will take effect beginning in our fiscal year ending July 31, 2006. We believe that we will qualify for this deduction, and we are still evaluating the financial impact of this benefit. The Financial Accounting Standards Board issued guidance in FASB Staff Position FAS 109-a providing that this deduction should be accounted for as a special deduction and not as a tax rate reduction. In addition, the Act provided for a special one-time tax deduction for foreign earnings that are repatriated. We do not expect to receive any benefit from this portion of the Act.

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

SFAS 123(R) is effective for public companies for fiscal years beginning after June 15, 2005, with earlier adoption permitted. We expect to adopt this new standard in the first quarter of our fiscal year ending July 31, 2006. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

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

As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method. As a consequence, we generally recognize no compensation cost for employee stock options and purchases under our Employee Stock Purchase Plan. Although the adoption of SFAS 123(R)’s fair value method will have no adverse impact on our balance sheet or net cash flows, it will have a significant adverse impact on our net income and net income per share. The pro forma effects on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to share-based payments to employees in prior periods are disclosed in this Note 1 under “Stock-Based Incentive Programs.” Although the pro forma effects of applying SFAS 123 may be indicative of the effects of applying SFAS 123(R), the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123(R) will depend on numerous factors including the valuation model we use to value future share-based payments to employees, estimated forfeiture rates and the accounting policies we adopt concerning the method of recognizing the fair value of awards over the requisite service period.

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

2. Investments and Funds Held for Payroll Customers

As discussed in Note 1, “Concentration of Credit Risk and Significant Customers and Suppliers,” our portfolio of investments consists of investment-grade securities and our funds held for payroll customers consist of cash, cash equivalents and investment-grade securities. Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market or cash management funds, we diversify our investments by limiting our holdings with any individual issuer.

The following table summarizes our investments and funds held for payroll customers at the dates indicated.

	April 30, 2005		July 31, 2004
(In thousands)	Cost	Fair Value	Cost	Fair Value
Type of issue:
Cash and cash equivalents in funds held for payroll customers	$267,573	$267,573	$231,737	$231,737
Available-for-sale debt securities:
Corporate notes	27,809	27,661	54,378	54,009
Municipal bonds	1,179,289	1,177,178	939,717	938,143
U.S. government securities	26,988	26,863	91,684	91,123

Total available-for-sale debt securities	1,234,086	1,231,702	1,085,779	1,083,275

Total investments and funds held for payroll customers	$1,501,659	$1,499,275	$1,317,516	$1,315,012

Classification of investments on balance sheets:
Investments	$1,140,427	$1,138,043	$994,475	$991,971
Funds held for payroll customers	361,232	361,232	323,041	323,041

	$1,501,659	$1,499,275	$1,317,516	$1,315,012

Gross unrealized gains and losses on our available-for-sale debt securities were as follows at the dates indicated:

	April 30,	July 31,
(In thousands)	2005	2004
Gross unrealized gains	$9	$174
Gross unrealized losses	(2,393)	(2,678)

Net unrealized losses	$(2,384)	$(2,504)

The following table summarizes the fair value and gross unrealized losses related to 179 available-for-sale debt securities, aggregated by type of investment and length of time that individual securities have been in a continuous unrealized loss position at April 30, 2005:

	In a Loss Position for		In a Loss Position for
	Less Than 12 Months		12 Months or More		Total in a Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Corporate notes	$7,607	$(115)	$5,054	$(33)	$12,661	$(148)
Municipal bonds	333,782	(1,639)	81,504	(482)	415,286	(2,121)
U.S. government securities	14,963	(33)	11,901	(91)	26,864	(124)

	$356,352	$(1,787)	$98,459	$(606)	$454,811	$(2,393)

We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. At April 30, 2005 we believe that the investments that we hold are not other-than-temporarily impaired. While certain available-for-sale debt securities have fair values that are below cost, we believe that it is probable that principal and interest will be collected in accordance with contractual terms, and that the decline in market value is due to changes in interest rates and not due to increased credit risk.

Gross realized gains and losses on our available-for-sale debt securities were as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
(In thousands)	2005	2004	2005	2004
Gross realized gains	$3	$157	$168	$615
Gross realized losses	(102)	(97)	(1,787)	(230)

Net realized gains (losses)	$(99)	$60	$(1,619)	$385

The following table summarizes our available-for-sale debt securities held in investments and funds held for payroll customers, classified by the stated maturity date of the security:

	April 30, 2005
(In thousands)	Cost	Fair Value
Due within one year	$279,770	$278,715
Due within two years	126,841	126,118
Due within three years	12,809	12,661
Due after three years	814,666	814,208

Total available-for-sale debt securities	$1,234,086	$1,231,702

Approximately 90% of our available-for-sale debt securities have an interest reset date, put date or mandatory call date within one year.

3. Goodwill and Purchased Intangible Assets

     Changes in the carrying value of goodwill by reportable segment during the nine months ended April 30, 2005 were as follows. Our reportable segments are described in Note 6.

	Balance	Goodwill	Foreign	Balance
	July 31,	Acquired/	Currency	April 30,
(In thousands)	2004	Adjusted	Translation	2005
QuickBooks-Related	$104,433	$(120)	$—	$104,313
Intuit-Branded Small Business	442,983	—	—	442,983
Consumer Tax	10,495	(22)	—	10,473
Professional Tax	90,507	—	—	90,507
Other Businesses	10,719	—	594	11,313

Totals	$659,137	$(142)	$594	$659,589

We summarize the following expenses on the acquisition-related charges line on our statement of operations:

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
(In thousands)	2005	2004	2005	2004
Amortization of purchased intangible assets	$3,970	$6,050	$12,453	$18,059
Amortization of acquisition-related deferred compensation	—	102	133	385

Total acquisition-related charges	$3,970	$6,152	$12,586	$18,444

Under current accounting rules goodwill is not amortized but is subject to annual impairment tests. At April 30, 2005 we expected amortization of our purchased intangible assets by fiscal period to be as shown in the following table. Amortization of purchased intangible assets is charged primarily to amortization of purchased assets in cost of revenue and to acquisition-related charges in operating expenses on our statement of operations. Future acquisitions could cause these amounts to increase. In addition, if impairment events occur they could accelerate the timing of purchased intangible asset charges or cause goodwill to be wholly or partially written off.

Expected
Amortization
(In thousands)	Expense
Three months ending July 31, 2005	$9,440
Twelve months ending July 31, 2006	32,603
Twelve months ending July 31, 2007	20,656
Twelve months ending July 31, 2008	10,515
Twelve months ending July 31, 2009	6,695
Thereafter	436

Total expected future amortization expense	$80,345

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

The components of accumulated other comprehensive income (loss), net of income taxes, were as follows:

	Unrealized Gain (Loss) on		Foreign
		Marketable	Currency
(In thousands)	Investments	Securities	Translation	Total
Balance July 31, 2004	$(1,502)	$375	$(2,248)	$(3,375)
Unrealized (loss) gain, net of income tax benefit of $520 and provision of $785	(980)	1,314	—	334
Reclassification adjustment for realized loss included in net income, net of income tax provision of $616	1,004	—	—	1,004
Translation adjustment	—	—	341	341

Other comprehensive income	24	1,314	341	1,679

Balance April 30, 2005	$(1,478)	$1,689	$(1,907)	$(1,696)

Balance July 31, 2003	$213	$105	$(1,107)	$(789)
Unrealized (loss) gain, net of income tax benefit of $610 and provision of $44	(915)	66	—	(849)
Reclassification adjustment for realized gain included in net income, net of income tax benefit of $154	(231)	—	—	(231)
Translation adjustment	—	—	(2,233)	(2,233)

Other comprehensive income (loss)	(1,146)	66	(2,233)	(3,313)

Balance April 30, 2004	$(933)	$171	$(3,340)	$(4,102)

Comprehensive net income was as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
(In thousands)	2005	2004	2005	2004
Net income	$300,507	$264,033	$401,623	$359,134
Other comprehensive income (loss)	(994)	(1,486)	1,679	(3,313)

Comprehensive net income, net of income taxes	$299,513	$262,547	$403,302	$355,821

Income tax provision (benefit) netted against other comprehensive income (loss)	$(344)	$(764)	$881	$(720)

5. Discontinued Operations

Intuit Public Sector Solutions

On December 3, 2004 we sold our Intuit Public Sector Solutions (IPSS) business to Kintera, Inc., a California software company, for approximately $11.0 million. Management had formally approved a plan to sell IPSS, which was part of our Intuit-Branded Small Business segment, in August 2004. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we determined that IPSS became a long-lived asset held for sale and a discontinued operation in the first quarter of fiscal 2005. In accordance with the provisions of SFAS 144, we discontinued the amortization of IPSS intangible assets in the first quarter of fiscal 2005. Also in accordance with SFAS 144, we have segregated the net assets, operating results and cash flows of IPSS from continuing operations on our balance sheets, statements of operations and statements of cash flows for all periods presented. The components of net loss from discontinued operations as well as IPSS net revenue and loss before income taxes for the three and nine months ended April 30, 2005 and 2004 are shown in the following table. The loss on disposal of IPSS for the nine months ended April 30, 2005 included $4.3 million for the estimated tax payable in connection with the tax gain on the sale of IPSS.

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
(In thousands)	2005	2004	2005	2004
Net loss from IPSS discontinued operations	$—	$(253)	$(486)	$(1,170)
Loss on disposal of IPSS discontinued operations	—	—	(4,771)	—

Total net loss from IPSS discontinued operations	$—	$(253)	$(5,257)	$(1,170)

IPSS net revenue	$—	$3,115	$3,827	$9,239

Loss from IPSS discontinued operations before income taxes	$—	$(414)	$(786)	$(1,911)

Intuit Information Technology Solutions

In May 2005 our Board of Directors formally approved a plan to sell our Information Technology Solutions (ITS) business, which is part of our Intuit-Branded Small Business segment. Accordingly, we will segregate the net assets, operating results and cash flows of ITS from continuing operations on our balance sheets, statements of operations and statements of cash flows beginning in the fourth quarter of fiscal 2005. Net revenue from ITS was $42.3 million and $38.3 million in the first nine months of fiscal 2005 and 2004. ITS contributed $0.05 in fully diluted earnings per share for each of those periods.

6. Industry Segment and Geographic Information

SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way in which public companies disclose certain information about operating segments in their financial reports. Consistent with SFAS 131, we have defined five reportable segments, described below, based on factors such as how we manage our operations and how our chief operating decision maker views results. We define the chief operating decision maker as our chief executive officer and our chief financial officer.

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

Other Businesses consist primarily of Quicken and Canada. Quicken product revenue is derived primarily from Quicken desktop software products. Quicken other revenue consists primarily of fees from consumer online transactions and from Quicken-branded credit card and bill payment offerings that we provide through our partners. In Canada, product revenue is derived primarily from localized versions of QuickBooks and Quicken as well as QuickTax and TaxWiz consumer desktop tax return preparation software and ProFile professional tax preparation products. Service revenue in Canada consists primarily of revenue from payroll services and software maintenance contracts sold with QuickBooks.

Our QuickBooks-Related, Consumer Tax and Professional Tax segments operate solely in the United States. All of our segments sell primarily to customers located in the United States. International total net revenue was less than 5% of consolidated total net revenue for the three and nine months ended April 30, 2005 and 2004.

Corporate includes costs such as corporate general and administrative expenses that are not allocated to specific segments. In addition, corporate includes reconciling items such as acquisition-related charges, impairment of goodwill and purchased intangible assets, amortization of purchased intangible assets and charges for purchased research and development. Corporate also includes realized net gains or losses on marketable securities and other investments, and interest and other income.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1. Except for goodwill and purchased intangible assets, we do not generally track assets by reportable segment and, consequently, we do not disclose assets by reportable segment.

The following tables show our financial results by reportable segment for the three and nine months ended April 30, 2005 and 2004.

		Intuit-
		Branded
	QuickBooks	Small	Consumer	Professional	Other
(In thousands)	Related	Business	Tax	Tax	Businesses	Corporate	Consolidated
Three months ended

April 30, 2005
Product revenue	$155,095	$16,145	$135,731	$73,346	$41,882	$—	$422,199
Service revenue	39,489	53,899	283,214	26,438	5,526	—	408,566
Other revenue	2,062	982	30	2	15,664	—	18,740

Total net revenue	196,646	71,026	418,975	99,786	63,072	—	849,505

Segment operating income (loss)	82,933	6,837	352,452	71,337	30,412	—	543,971
Common expenses	—	—	—	—	—	(110,581)	(110,581)

Subtotal	82,933	6,837	352,452	71,337	30,412	(110,581)	433,390
Amortization of purchased assets	—	—	—	—	—	(3,354)	(3,354)
Acquisition-related charges	—	—	—	—	—	(3,970)	(3,970)
Interest and other income	—	—	—	—	—	5,802	5,802
Realized net gain on marketable securities	—	—	—	—	—	124	124

Income (loss) from continuing operations before income taxes	$82,933	$6,837	$352,452	$71,337	$30,412	$(111,979)	$431,992

		Intuit-
		Branded
	QuickBooks	Small	Consumer	Professional	Other
(In thousands)	Related	Business	Tax	Tax	Businesses	Corporate	Consolidated
Three months ended

April 30, 2004
Product revenue	$138,428	$18,044	$118,066	$62,745	$34,798	$—	$372,081
Service revenue	25,754	46,035	226,462	19,759	2,058	—	320,068
Other revenue	5,702	1,044	161	—	10,782	—	17,689

Total net revenue	169,884	65,123	344,689	82,504	47,638	—	709,838

Segment operating income (loss)	78,163	2,407	290,007	57,595	15,478	—	443,650
Common expenses	—	—	—	—	—	(86,592)	(86,592)

Subtotal	78,163	2,407	290,007	57,595	15,478	(86,592)	357,058
Amortization of purchased assets	—	—	—	—	—	(3,354)	(3,354)
Acquisition-related charges	—	—	—	—	—	(6,152)	(6,152)
Interest and other income	—	—	—	—	—	4,767	4,767
Realized net gain on marketable securities	—	—	—	—	—	107	107

Income (loss) from continuing operations before income taxes	$78,163	$2,407	$290,007	$57,595	$15,478	$(91,224)	$352,426

		Intuit-
		Branded
	QuickBooks	Small	Consumer	Professional	Other
(In thousands)	Related	Business	Tax	Tax	Businesses	Corporate	Consolidated
Nine months ended

April 30, 2005
Product revenue	$450,246	$48,285	$239,136	$226,853	$122,557	$—	$1,087,077
Service revenue	107,087	161,539	325,703	30,977	14,864	—	640,170
Other revenue	7,264	2,940	268	18	40,397	—	50,887

Total net revenue	564,597	212,764	565,107	257,848	177,818	—	1,778,134

Segment operating income (loss)	240,701	27,117	397,037	155,937	76,569	—	897,361
Common expenses	—	—	—	—	—	(301,605)	(301,605)

Subtotal	240,701	27,117	397,037	155,937	76,569	(301,605)	595,756
Amortization of purchased assets	—	—	—	—	—	(10,147)	(10,147)
Acquisition-related charges	—	—	—	—	—	(12,586)	(12,586)
Interest and other income	—	—	—	—	—	12,841	12,841
Realized net gain on marketable securities	—	—	—	—	—	342	342

Income (loss) from continuing operations before income taxes	$240,701	$27,117	$397,037	$155,937	$76,569	$(311,155)	$586,206

		Intuit-
		Branded
	QuickBooks	Small	Consumer	Professional	Other
(In thousands)	Related	Business	Tax	Tax	Businesses	Corporate	Consolidated
Nine months ended

April 30, 2004
Product revenue	$413,425	$52,075	$224,600	$220,910	$126,974	$—	$1,037,984
Service revenue	71,926	137,566	254,948	25,321	5,276	—	495,037
Other revenue	15,831	3,039	282	—	30,358	—	49,510

Total net revenue	501,182	192,680	479,830	246,231	162,608	—	1,582,531

Segment operating income (loss)	219,695	4,550	330,504	157,685	55,736	—	768,170
Common expenses	—	—	—	—	—	(261,648)	(261,648)

Subtotal	219,695	4,550	330,504	157,685	55,736	(261,648)	506,522
Amortization of purchased assets	—	—	—	—	—	(9,833)	(9,833)
Acquisition-related charges	—	—	—	—	—	(18,444)	(18,444)
Interest and other income	—	—	—	—	—	19,427	19,427
Realized net gain on marketable securities	—	—	—	—	—	344	344

Income (loss) from continuing operations before income taxes	$219,695	$4,550	$330,504	$157,685	$55,736	$(270,154)	$498,016

7. Other Current Liabilities

Other current liabilities were as follows at the dates indicated:

	April 30,	July 31,
(In thousands)	2005	2004
Reserve for product returns	$49,640	$36,877
Reserve for rebates	42,010	16,215
Other	63,689	30,159

Total other current liabilities	$155,339	$83,251

8. Long-Term Obligations and Commitments

Long-Term Obligations

Long-term obligations were as follows at the dates indicated:

	April 30,	July 31,
(In thousands)	2005	2004
Mountain View vacancy reserve	$—	$8,940
Capital lease obligations: monthly installments through 2008; interest rates of 2.66% to 4.50%	4,392	5,771
Deferred rent	16,729	3,479
Other	2,771	2,933

Total long-term obligations	23,892	21,123
Less current portion (included in other current liabilities)	(6,187)	(4,729)

Long-term obligations due after one year	$17,705	$16,394

During fiscal 2002 we concluded that we would not occupy a vacant leased building in Mountain View, California and that we would be unable to recover a substantial portion of our long-term, noncancelable lease obligations by subleasing the vacant space. In that period, we recorded a reserve that was equal to the remaining future lease commitments for this facility, net of estimated future sublease income. We charged $0.8 million in rent payments against the Mountain View vacancy reserve during the nine months ended April 30, 2005. Conditions in the San Francisco Bay Area corporate real estate market did not improve significantly during the period following the establishment of this reserve and we had no plans to occupy the vacant building. In order to resolve all of our obligations under this lease commitment, in March 2005 we purchased the vacant building from the lessor for approximately $10.8 million, terminated the lease agreement and sold the building to a third party for approximately $3.3 million. In connection with these transactions, we charged the vacancy reserve for the difference between our purchase price for the building and our selling price for the building. The remaining vacancy reserve of $0.6 million was reversed and recorded as a reduction of general and administrative expense on our statement of operations for the three and nine months ended April 30, 2005.

Operating Leases

     We lease office facilities and equipment under various operating lease agreements. Annual minimum commitments under these leases are shown in the table below. These commitments include a lease that we signed in March 2005 for new office facilities in San Diego, California.

(In thousands)	Commitments
Three months ending July 31, 2005	$7,133
Twelve months ending July 31, 2006	28,214
Twelve months ending July 31, 2007	27,999
Twelve months ending July 31, 2008	28,928
Twelve months ending July 31, 2009	27,767
Thereafter	155,518

$275,559

9. Income Taxes

We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and other taxable items. Our effective tax rate for the three months ended April 30, 2005 included benefits received from tax attributes identified during the third fiscal quarter and the effect of reversals of $17.9 million in reserves related to potential income tax exposures that were resolved. Our effective tax rate for the nine months ended April 30, 2005 included benefits received from tax attributes identified during the first, second and third fiscal quarters; a change in tax law during the first fiscal quarter related to the retroactive extension of federal research and experimental credits; and the effect of reversals of $19.0 million in reserves related to potential income tax exposures that were resolved. Our effective tax rate for the three and nine months ended April 30, 2004 included the effect of reversals of $35.6 million in reserves related to potential income tax exposures that were resolved.

The following table reconciles our effective income tax rate to the statutory federal income tax rate for the three and nine months ended April 30, 2005 and 2004. The impact of the discrete items for the nine months ended April 30, 2005 was to reduce our effective income tax rate by approximately four and a half percentage points in that period. We expect these discrete items to reduce our effective income tax rate by approximately five percentage points for the full fiscal year 2005.

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
(In thousands)	2005	2004	2005	2004
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
State income tax, net of federal benefit	2.2%	2.1%	2.2%	2.1%
Other, net	(2.0%)	(2.0%)	(2.1%)	(2.3%)

Effective income tax rate before discrete items	35.2%	35.1%	35.1%	34.8%

Discrete items:
Adjustment of tax reserves	(4.2%)	(10.1%)	(3.3%)	(7.1%)
Other	(0.6%)	0.0%	(1.2%)	0.0%

Effective income tax rate after discrete items	30.4%	25.0%	30.6%	27.7%

10. Stockholders’ Equity

Employee Stock Purchase Plan

We maintain an Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code. The ESPP permits our eligible employees to authorize payroll deductions to purchase our stock at a discount on four regularly scheduled purchase dates. Effective with the June 2005 offering period, new offering periods under the ESPP will be for three months. Up to the June 2005 purchase date, the ESPP has had twelve-month rolling concurrent offering periods composed of four three-month accrual periods. Those rolling twelve-month offering periods that began with or prior to the March 2005 offering period will continue until they end in accordance with their original terms under the ESPP.

Stock Repurchase Program

Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. During the three months ended April 30, 2005 and 2004 we repurchased 4.9 million and 5.8 million shares of our common stock for $215.8 million and $249.6 million under these programs. We repurchased 11.5 million and 11.1 million shares of our common stock for $500.0 million and $510.7 million under these programs during the nine months ended April 30, 2005 and 2004. No authorized funds remained under any of our first four repurchase plans at April 30, 2005.

In May 2005 our Board of Directors authorized us to repurchase up to $500.0 million of our common stock from time to time over a three-year period under a fifth repurchase plan that expires on May 15, 2008.

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

	Nine
	Months
	Ended	Twelve Months Ended
	April 30,	July 31,	July 31,
	2005	2004	2003
Net option grants during the period as a percentage of outstanding shares	0.4%	2.9%	2.7%
Grants to Named Executives during the period as a percentage of total options granted	0.0%	7.1%	8.9%
Grants to Named Executives during the period as a percentage of outstanding shares	0.0%	0.3%	0.3%
Options held by Named Executives as a percentage of total options outstanding	13.9%	12.7%	11.6%

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

11. Litigation

Muriel Siebert & Co., Inc. v. Intuit Inc., Index No. 03-602942, Supreme Court of the State of New York, County of New York.

On September 17, 2003, Muriel Siebert & Co., Inc. filed a complaint against Intuit alleging various claims for breach of contract, breach of express and implied covenants of good faith and fair dealing, breach of fiduciary duty, misrepresentation and/or fraud, and promissory estoppel. The allegations relate to Quicken Brokerage powered by Siebert, a strategic alliance between the two companies. The complaint seeks compensatory damages in the amount of $20.4 million for various claims, punitive damages in the amount of $33.0 million, and other damages. On September 22, 2003, Intuit filed an arbitration demand against Siebert & Co., Inc. in San Jose, California seeking arbitration of all claims asserted by both parties. The Appellate Division of the Supreme Court of the State of New York has ruled that the matter should proceed in the New York state courts and Intuit’s motion seeking leave to appeal this ruling was denied in late March 2005. In parallel with the arbitration issue, on February 7, 2005 Intuit filed a motion to dismiss all but one of the plaintiff’s claims in New York state court. Intuit believes this lawsuit is without merit and will vigorously defend the litigation.

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

On July 29, 2004, plaintiffs filed a consolidated First Amended Complaint. On October 8, 2004, Intuit responded to plaintiffs’ First Amended Complaint by filing demurrers. By Order dated November 12, 2004, the Court sustained the demurrers and dismissed all counts of the First Amended Complaint, holding that the plaintiffs failed to state a claim upon which relief could be granted. The Court allowed plaintiffs to file a Second Amended Complaint, which was served on Intuit. Intuit filed a demurrer to this latest pleading and on April 27, 2005 the Court sustained Intuit’s demurrers, dismissed all counts of the Second Amended Complaint and denied plaintiffs the right to further amend their complaint. On June 1, 2005, the Court entered its final judgment. Plaintiffs have the right to appeal the Court’s ruling.

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

On or about July 13, 2004, plaintiff filed a First Amended Complaint that added Ental Precision Machining, Inc., as plaintiff; plaintiffs’ counsel has also dismissed without prejudice all claims on behalf of Cynthia Belotti. On October 8, 2004, Intuit responded to plaintiffs’ First Amended Complaint by filing demurrers. By Order dated November 12, 2004, the Court sustained the demurrers and dismissed all counts of the First Amended Complaint, holding that plaintiffs failed to state a claim upon which relief could be granted. The Court allowed plaintiffs to file a Second Amended Complaint, which was served on Intuit. Intuit filed a demurrer to this latest pleading and on April 27, 2005 the Court sustained Intuit’s demurrers, dismissed all counts of the Second Amended Complaint and denied plaintiffs the right to further amend the complaint. On June 1, 2005, the Court entered its final judgment. Plaintiffs have the right to appeal the Court’s ruling.

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

12. Related Party Transactions

Loans to Executive Officers and Other Employees

Prior to July 30, 2002, loans to executive officers were generally made in connection with their relocation and purchase of a residence near their new place of work. Consistent with the requirements of the Sarbanes-Oxley legislation enacted on July 30, 2002, we have not made or modified any loans to executive officers since July 30, 2002 and we do not intend to make or modify any loans to executive officers in the future. At April 30, 2005, no loans were in default and all interest payments were current in accordance with the terms of the loan agreements.

Long-term loans to executive officers and other employees are a separate line item on our balance sheet. Certain loan amounts are due within twelve months and are therefore classified as prepaid expenses and other current assets on our balance sheet. Loans to executive officers, including these current amounts, were as follows at the dates indicated:

	April 30,	July 31,
(In thousands)	2005	2004
Short-term loans:
Loans to executive officers	$—	$1,066
Loans to other employees	10	230

	10	1,296

Long-term loans:
Loans to executive officers	6,005	11,575
Loans to other employees	4,234	4,234

	10,239	15,809

Total loans:
Loans to executive officers	6,005	12,641
Loans to other employees	4,244	4,464

Total loans to executive officers and other employees	$10,249	$17,105

Loans to executive officers and other employees at April 30, 2005 excluded a $5.5 million loan to one executive officer who ceased to be an Intuit employee in the third quarter of fiscal 2005. We transferred this loan to other long-term assets on our balance sheet in March 2005.

Repurchase of Vested Restricted Stock

On February 25, 2005, we entered into a share repurchase agreement with Stephen M. Bennett, our Chief Executive Officer, pursuant to which we repurchased 15,945 shares of our common stock from Mr. Bennett at a price of $41.81 per share (which was the closing price per share of our common stock on The Nasdaq Stock Market on February 25, 2005), for an aggregate repurchase price of $666,660.45. The entire repurchase price was remitted to federal and state taxing authorities to satisfy Mr. Bennett’s federal, state and Medicare tax withholding obligations resulting from the vesting of 37,500 shares of our common stock under his January 2000 new-hire restricted stock awards. This repurchase was approved by our Board of Directors.

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

•	Allowance for Doubtful Accounts. We make ongoing assumptions relating to the collectibility of our accounts receivable. The accounts receivable amount on our balance sheet includes a reserve for accounts that might not be paid. In determining the amount of the reserve, we consider our historical level of credit losses. We also make judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and we assess current economic trends that might impact the level of credit losses in the future. Our reserves have generally been adequate to cover our actual credit losses. However, since we cannot reliably predict future changes in the financial stability of our customers, we cannot guarantee that our reserves will continue to be adequate. If actual credit losses are significantly greater than the reserve we have established, that would increase our general and administrative expenses and reduce our reported net income. Conversely, if actual credit losses are significantly less than our reserve, this would eventually decrease our general and administrative expenses and increase our reported net income.

•	Goodwill, Purchased Intangible Assets and Other Long-Lived Assets – Impairment Assessments. We make judgments about the recoverability of purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate that an other-than-temporary impairment in the remaining value of the assets recorded on our balance sheet may exist. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that could not have been reasonably foreseen in prior periods. In order to estimate the fair value of long-lived assets, we typically make various assumptions about the future prospects for the business that the asset relates to, consider market factors specific to that business and estimate future cash flows to be generated by that business. We evaluate cash flows at the lowest operating level and the number of reporting units we evaluate may make impairment more probable than it would be at a company with fewer reporting units and integrated operations following acquisitions. Based on these assumptions and estimates, we determine whether we need to record an impairment charge to reduce the value of the asset on our balance sheet to reflect its estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially affect our reported financial results. More conservative assumptions of the anticipated future benefits from these businesses could result in impairment charges, which would decrease net income and result in lower asset values on our balance sheet. Conversely, less conservative assumptions could result in smaller or no impairment charges, higher net income and higher asset values. We recorded impairment charges of $18.7 million in fiscal

2004.	At April 30, 2005 we had $659.6 million in goodwill and $80.3 million in net purchased intangible assets on our balance sheet.

•	Accounting for Stock-Based Incentive Programs. We currently measure compensation expense for our stock-based incentive programs using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under this method, we do not record compensation expense when stock options are granted to eligible participants as long as the exercise price is not less than the fair market value of the stock when the option is granted. We also do not record compensation expense in connection with our Employee Stock Purchase Plan as long as the purchase price of the stock is not less than 85% of the lower of the fair market value of the stock at the beginning of each offering period or at the end of each purchase period. In accordance with SFAS 123, “Accounting for Stock-Based Compensation,” and SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” we disclose our pro forma net income or loss and net income or loss per share as if the fair value-based method had been applied in measuring compensation expense for our stock-based incentive programs. We have elected to follow APB 25 because the fair value accounting provided for under SFAS 123 requires the use of option valuation models that were not developed for use in valuing incentive stock options and employee stock purchase plan shares.

On December 16, 2004 the FASB issued SFAS 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS 123. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. This standard is effective for public companies for fiscal years beginning after June 15, 2005. We expect to adopt this new standard in the first quarter of our fiscal year ending July 31, 2006. See “Recent Accounting Pronouncements” below.

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

Management must make significant judgments to determine our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. Our net deferred tax asset at April 30, 2005 was $209.8 million, net of the valuation allowance of $5.6 million. We recorded the valuation allowance to reflect uncertainties about whether we will be able to utilize some of our deferred tax assets (consisting primarily of certain state capital loss carryforwards) before they expire. The valuation allowance is based on our estimates of taxable income for the jurisdictions in which we operate and the period over which our deferred tax assets will be realizable. While we have considered future taxable income in assessing the need for the valuation allowance, we could be required to increase the valuation allowance to take into account additional deferred tax assets that we may be unable to realize. An increase in the valuation allowance would have an adverse impact, which could be material, on our income tax provision and net income in the period in which we make the increase.

Results of Operations

Overview

(Dollars in millions,	Q3	Q3	Q3%	YTD	YTD	YTD %
except per share amounts)	FY05	FY04	Change	FY05	FY04	Change
Total net revenue	$849.5	$709.8	20%	$1,778.1	$1,582.5	12%
Income from continuing operations	426.1	347.6	23%	573.0	478.2	20%
Net income from continuing operations	300.5	264.3	14%	406.9	360.3	13%
Diluted net income per share from continuing operations	$1.61	$1.33	21%	$2.14	$1.78	20%

Net cash provided by operating activities of continuing operations	$577.2	$473.2	22%	$709.6	$607.9	17%

Total net revenue increased in the third quarter and first nine months of fiscal 2005 compared with the same periods of fiscal 2004 primarily due to growth in our Consumer Tax and QuickBooks-Related segments. During the first half of fiscal 2005 we indicated that the markets for our traditional products were maturing and that fiscal 2005 revenue growth would slow compared with prior fiscal years. Consequently, at the beginning of the year we expected that fiscal 2005 revenue growth would be in the 6% to 9% range. Based on actual results for the year to date, including stronger than anticipated revenue from our core QuickBooks and TurboTax products, in the third quarter of fiscal 2005 we raised our revenue growth expectations to the 11% to 12% range. While this range is comparable to our fiscal 2004 revenue growth of 13%, we continue to believe that the markets for our traditional products are maturing and that it is important for us to continue to develop new products and services to mitigate the impact of this slower revenue growth in the long term.

In May 2005 our Board of Directors formally approved a plan to sell our Information Technology Solutions (ITS) business, which is part of our Intuit-Branded Small Business segment. Accordingly, we will segregate the net assets, operating results and cash flows of ITS from continuing operations on our balance sheets, statements of operations and statements of cash flows beginning in the fourth quarter of fiscal 2005. Net revenue from ITS was $42.3 million and $38.3 million in the first nine months of fiscal 2005 and 2004. ITS contributed $0.05 in fully diluted earnings per share for each of those periods.

Income from continuing operations for the third quarter and first nine months of fiscal 2005 was higher than in the same periods of fiscal 2004 due to the increases in total net revenue partially offset by higher spending for infrastructure, implementation of our new information systems, new product development and promotion and Sarbanes-Oxley compliance. The percentage increases in net income (after tax) from continuing operations were lower than the percentage increases in income from continuing operations in the third quarter and first nine months of fiscal 2005 compared with the same periods of fiscal 2004 due to the third quarter fiscal 2004 reversal of $35.6 million in reserves related to potential income tax exposures that were resolved. There were reversals of income tax reserves for the same reason in the third quarter of fiscal 2005, but these totaled only $17.9 million. The percentage increases in diluted net income per share from continuing operations was higher than the percentage increase in net income (after tax) from continuing operations in the third quarter and first nine months of fiscal 2005 compared with the same periods of fiscal 2004 due to a net reduction of average shares outstanding resulting from repurchases of stock under our stock repurchase programs.

At April 30, 2005 our cash, cash equivalents and investments totaled $1.26 billion, an increase of $241.1 million from July 31, 2004. We generated cash in the first nine months of fiscal 2005 primarily from continuing operations and by issuing common stock under employee stock plans. We used cash in the same period primarily for repurchases of stock under our stock repurchase program. In the first nine months of fiscal 2005 we bought 11.5 million shares of our common stock under our fourth repurchase plan at an average price of $43.50 for a total price of $500.0 million, the total authorized under that plan. In May 2005 our Board of Directors authorized us to repurchase up to $500.0 million of our common stock from time to time over a three-year period under a fifth repurchase plan that expires on May 15, 2008. We expect to repurchase shares under this stock repurchase program during the fourth quarter of fiscal 2005.

Total Net Revenue

We operate in five business segments. The following table summarizes the net revenue for those segments for the third quarter and first nine months of fiscal 2005 and 2004. See Note 6 to the financial statements for descriptions of product, service and other revenue for each segment.

		% Total		% Total			% Total		% Total
		Net		Net	Q3%	YTD	Net	YTD	Net	YTD %
(Dollars in millions)	Q3 FY05	Revenue	Q3 FY04	Revenue	Change	FY05	Revenue	FY04	Revenue	Change
QuickBooks- Related
Product	$155.1		$138.4			$450.2		$413.4
Service	39.5		25.8			107.1		71.9
Other	2.0		5.7			7.3		15.9

Subtotal	196.6	23%	169.9	24%	16%	564.6	32%	501.2	32%	13%

Intuit-Branded Small Business
Product	16.1		18.1			48.3		52.1
Service	53.9		46.0			161.5		137.6
Other	1.0		1.0			2.9		3.0

Subtotal	71.0	8%	65.1	9%	9%	212.7	12%	192.7	12%	10%

Consumer Tax
Product	135.8		118.1			239.1		224.6
Service	283.2		226.5			325.7		254.9
Other	—		0.1			0.3		0.3

Subtotal	419.0	49%	344.7	49%	22%	565.1	32%	479.8	30%	18%

Professional Tax
Product	73.3		62.7			226.9		220.9
Service	26.5		19.8			31.0		25.3
Other	—		—			—		—

Subtotal	99.8	12%	82.5	12%	21%	257.9	15%	246.2	16%	5%

Other Businesses
Product	41.9		34.8			122.5		127.0
Service	5.5		2.0			14.9		5.3
Other	15.7		10.8			40.4		30.3

Subtotal	63.1	8%	47.6	6%	32%	177.8	9%	162.6	10%	9%

Total net revenue	$849.5	100%	$709.8	100%	20%	$1,778.1	100%	$1,582.5	100%	12%

QuickBooks-Related

QuickBooks-Related total net revenue increased in the third quarter of fiscal 2005 compared with the same quarter of fiscal 2004 due primarily to higher QuickBooks, Innovative Merchant Solutions merchant services and QuickBooks Payroll revenue. QuickBooks revenue grew on higher unit volume resulting primarily from an increase in new customers for our QuickBooks software products. QuickBooks revenue also grew because of a favorable product mix, which included increases in our higher priced QuickBooks Premier and QuickBooks Enterprise Solutions offerings. The increase in merchant services revenue was due primarily to growth in the customer base, higher transaction volume per customer and our discontinuation of the outsourcing of certain merchant processing services beginning in the fourth quarter of fiscal 2004. In the third quarter of fiscal 2005 we recognized the full revenue from processing merchant transactions that were formerly processed through two major banks rather than the smaller profit-sharing fees we would have received under our prior arrangement with those banks. QuickBooks Payroll revenue was higher in the third quarter of fiscal 2005 compared with the second quarter of fiscal 2004 primarily because of growth in the customer base, price increases and a favorable product mix.

QuickBooks-Related total net revenue increased in the first nine months of fiscal 2005 compared with the same period of fiscal 2004 due primarily to higher QuickBooks, merchant services and QuickBooks Payroll revenue. QuickBooks revenue grew on higher unit volume resulting primarily from an increase in new customers and on a favorable product mix. The increase in merchant services revenue was due primarily to growth in the customer base and higher transaction volume per customer; our discontinuation of the outsourcing of certain merchant processing services as described above; and nine months of Innovative Merchant Solutions activity in the first nine months of fiscal 2005 compared with seven months of activity in the first nine months of fiscal 2004 because we acquired that business in October 2003. QuickBooks Payroll revenue was higher in the first nine months of fiscal 2005 compared with the same period of fiscal 2004 primarily because of growth in the customer base, price increases and the successful launch of our higher-priced Enhanced Payroll Plus offering.

Many of our faster-growing QuickBooks-related products and services have features that include service or upgrades as part of the arrangement. The revenue from products such as QuickBooks Enhanced Payroll Plus, QuickBooks Payroll, QuickBooks Enterprise Solutions and QuickBooks Online Edition are recognized over the service period, which ranges from one month to one year depending on the length of the service contract. This has caused an increase in QuickBooks-related deferred revenue of $60.0 million since July 31, 2004. Deferred revenue balances in this segment are also subject to seasonality as a large number of renewals for annual subscriptions take place in our second fiscal quarter.

Intuit-Branded Small Business

Intuit-Branded Small Business total net revenue increased in the third quarter and first nine months of fiscal 2005 compared with the same periods of fiscal 2004 due to growth in all of the businesses in this segment. Higher outsourced payroll revenue was driven by growth in the number of Intuit-branded payroll customers processing payrolls and by price increases, partially offset by attrition in the Premier Payroll customer base. Increases in Information Technology Solutions revenue were a result of strong sales to existing customers.

Consumer Tax

Consumer Tax total net revenue increased in the third quarter and first nine months of fiscal 2005 compared with the same periods of fiscal 2004. This was due primarily to higher federal TurboTax units and to volume and price increases in electronic filing and refund transfer services.

Professional Tax

Professional Tax total net revenue increased in the third quarter of fiscal 2005 compared with the third quarter of fiscal 2004 due primarily to higher Lacerte unlimited license fees, more “pay-per-return” revenue from our ProSeries and Lacerte products, and increased bank product transaction services volume from our new ProSeries Express product. ProSeries Express revenue is recognized as electronic filing services are provided. As expected, the introduction of this new product had the effect of shifting revenue from our second fiscal quarter to our third fiscal quarter in fiscal 2005.

Professional Tax total net revenue increased slightly in the first nine months of fiscal 2005 compared with the same period of fiscal 2004. This was due primarily to an increase in Lacerte product revenue driven by improved customer retention rates and to bank product transmission services volume from our new ProSeries Express product.

Other Businesses

Other Businesses total net revenue increased in the third quarter and first nine months of fiscal 2005 compared with the same periods of fiscal 2004. Quicken service revenue was higher in both fiscal 2005 periods due primarily to the growing base of financial institutions paying for Quicken connectivity and to growth in our bill payment customer base. Canadian revenue increased in the third quarter of fiscal 2005 compared with the third quarter of fiscal 2004 because the increased use of consignment for our QuickTax product caused fiscal 2005 revenue to shift from the second quarter to the third quarter. Canadian revenue was also up in the first nine months of fiscal 2005 due primarily to an increase in consumer tax revenue that was driven by new direct marketing campaigns.

Cost of Revenue

		% of		% of			% of		% of
	Q3	Related	Q3	Related	Q3%	YTD	Related	YTD	Related	YTD %
(Dollars in millions)	FY05	Revenue	FY04	Revenue	Change	FY05	Revenue	FY04	Revenue	Change
Cost of product revenue	$45.0	11%	$46.9	13%	(4%)	$139.2	13%	$144.5	14%	(4%)
Cost of service revenue	50.1	12%	42.0	13%	19%	137.5	21%	118.3	24%	16%
Cost of other revenue	8.0	43%	6.0	34%	33%	20.5	40%	19.5	39%	5%
Amortization of purchased assets	3.4	n/a	3.4	n/a	0%	10.1	n/a	9.8	n/a	3%

Total cost of revenue	$106.5	13%	$98.3	14%	8%	$307.3	17%	$292.1	18%	5%

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

Cost of service revenue as a percentage of service revenue decreased in the first nine months of fiscal 2005 compared with the same periods of fiscal 2004 due primarily to revenue growth in our merchant services business, which had minimal cost increases associated with the related revenue increases, and to customer service efficiencies in our outsourced payroll business.

Operating Expenses

		% Total		% Total			% Total		% Total
	Q3	Net	Q3	Net	Q3%	YTD	Net	YTD	Net	YTD %
(Dollars in millions)	FY05	Revenue	FY04	Revenue	Change	FY05	Revenue	FY04	Revenue	Change
Selling and marketing	$163.1	19%	$143.5	20%	14%	$474.2	27%	$445.2	28%	7%
Research and development	79.4	10%	70.5	10%	13%	232.3	13%	213.8	13%	9%
General and administrative	70.5	8%	43.8	6%	61%	178.7	10%	134.7	9%	33%

Total core operating expenses	313.0	37%	257.8	36%	21%	885.2	50%	793.7	50%	12%

Acquisition-related charges	4.0	0%	6.2	1%	(35%)	12.6	1%	18.4	1%	(32%)

Total operating expenses	$317.0	37%	$264.0	37%	20%	$897.8	51%	$812.1	51%	11%

We define core operating expenses as the controllable costs of running our business. Selling and marketing expenses include the cost of providing customer service and technical support to customers who have not purchased support plans. Total core operating expenses increased in the third quarter and first nine months of fiscal 2005 compared with the same periods of fiscal 2004 due primarily to spending for infrastructure, implementation of our new information systems, new product development and promotion and Sarbanes-Oxley compliance. We plan to continue to upgrade our new information systems to improve performance and support our future growth. Expenditures associated with these upgrades could be significant.

Segment Operating Income (Loss)

Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. Segment expenses do not include certain costs, such as corporate general and administrative expenses, that are not allocated to specific segments. In addition, segment expenses do not include acquisition-related charges, impairment of goodwill and purchased intangible assets, amortization of purchased intangible assets and charges for purchased research and development. Segment expenses also do not include realized net gains or losses on marketable securities and other investments, and interest and other income. See Note 6 to the financial statements for reconciliations of total segment operating income or loss to income or loss from continuing operations for each fiscal period presented.

		% of		% of			% of		% of
	Q3	Related	Q3	Related	Q3%	YTD	Related	YTD	Related	YTD %
(Dollars in millions)	FY05	Revenue	FY04	Revenue	Change	FY05	Revenue	FY04	Revenue	Change
QuickBooks-Related	$82.9	42%	$78.2	46%	6%	$240.7	43%	$219.7	44%	10%
Intuit-Branded Small Business	6.8	10%	2.4	4%	183%	27.1	13%	4.6	2%	489%
Consumer Tax	352.5	84%	290.0	84%	22%	397.1	70%	330.5	69%	20%
Professional Tax	71.3	71%	57.6	70%	24%	155.9	60%	157.7	64%	(1%)
Other Businesses	30.4	48%	15.5	33%	96%	76.5	43%	55.7	34%	37%

Total segment operating income	$543.9	64%	$443.7	63%	23%	$897.3	50%	$768.2	49%	17%

QuickBooks-Related

QuickBooks-Related segment operating income as a percentage of related revenue decreased in the third quarter and first nine months of fiscal 2005 compared with the same periods of fiscal 2004. Higher revenue was more than offset by increased spending for QuickBooks product development, technical support and marketing in the fiscal 2005 periods.

Intuit-Branded Small Business

Intuit-Branded Small Business segment operating income as a percentage of related revenue increased in the third quarter and first nine months of fiscal 2005 compared with the same periods of fiscal 2004 due primarily to revenue growth combined with customer service efficiencies, the consolidation of regional sales facilities and a reorganization of the field sales force that resulted in lower spending in our outsourced payroll business in the fiscal 2005 periods.

Consumer Tax

Consumer Tax operating income as a percentage of related revenue in the third quarter and first nine months of fiscal 2005 was comparable to the same periods of fiscal 2004. Higher revenue from TurboTax federal units and volume and price increases in electronic filing and refund transfer services was partially offset by higher expenses for advertising, product development, customer support and retail merchandising.

Professional Tax

Professional Tax segment operating income as a percentage of related revenue increased slightly in the third quarter of fiscal 2005 compared with the third quarter of fiscal 2004. Higher revenue associated with an anticipated shift from the second to the third fiscal quarter was partially offset by higher spending for overall sales and customer support and for product development and marketing relating to our new ProSeries Basic and ProSeries Express products. Professional Tax segment operating income as a percentage of related revenue decreased in the first nine months of fiscal 2005 compared with the same period of fiscal 2004. Higher revenue was more than offset by higher spending for overall customer support and for product development and marketing in the fiscal 2005 period.

Other Businesses

Other Businesses segment operating income as a percentage of related revenue increased in the third quarter and first nine months of fiscal 2005 compared with the same periods of fiscal 2004. Quicken revenue was higher while Quicken cost of revenue was down due primarily to the outsourcing of our Quicken.com website. Higher revenue combined with relatively stable spending produced better fiscal 2005 operating margins in Canada.

Non-Operating Income and Expenses

Interest and Other Income

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
(In millions)	2005	2004	2005	2004
Interest income	$5.1	$3.8	$10.9	$9.9
Quicken Loans royalties and fees	0.6	0.7	1.7	2.0
Net foreign exchange gain	0.1	(0.5)	0.7	3.6
Insurance settlement	—	—	—	2.2
Other	—	0.8	(0.5)	1.7

	$5.8	$4.8	$12.8	$19.4

Total interest and other income increased in the third quarter of fiscal 2005 compared with the third quarter of fiscal 2004 due primarily to significantly higher interest rates and slightly higher average invested balances. Total interest and other income declined in the first nine months of fiscal 2005 compared with the same period of fiscal 2004 primarily due to a decrease in net foreign exchange gains and to an insurance settlement that we received in the second quarter of fiscal 2004. The decrease in net foreign exchange gains resulted primarily from our conversion of a significant portion of our Canadian intercompany balances to long-term investments in that subsidiary in the third quarter of fiscal 2004, which reduced our financial accounting exposure to fluctuations in foreign exchange rates. Higher interest rates and average invested balances resulted in slightly higher interest income in the first nine months of fiscal 2005 compared with the same period of fiscal 2004.

Income Taxes

Our effective tax rate for the three months ended April 30, 2005 was 30.4% and differed from the federal statutory rate due primarily to the net effect of reversals of $17.9 million in reserves related to potential income tax exposures that were resolved, benefits received from tax attributes identified in the third fiscal quarter and the benefit received from federal tax-exempt interest income and various tax credits partially offset by state income taxes. Our effective tax rate for the nine months ended April 30, 2005 was 30.6% and differed from the federal statutory rate primarily due to the net effect of reversals of $19.0 million in reserves related to potential income tax exposures that were resolved; the benefit received from tax attributes identified in the first, second and third fiscal quarters; a change in tax law during the first fiscal quarter related to the retroactive extension of federal research and experimental credits; and tax-exempt interest income and various tax credits partially offset by state income taxes. Our effective tax rates for the three and nine months ended April 30, 2004 were approximately 25% and 28% and differed from the federal statutory rate primarily due to the net effect of reversals of $35.6 million in reserves related to potential income tax exposures that were resolved and the benefit received from federal tax-exempt interest income and various tax credits partially offset by state income taxes. See Note 9 to the financial statements.

At April 30, 2005 we had net deferred tax assets of $209.8 million, which included a valuation allowance of $5.6 million for certain state capital loss carryforwards. We decreased the valuation allowance by $1.9 million in the first nine months of fiscal 2005 due to the realization of state capital loss carryforwards that were previously thought to be unrealizable and adjustments made to foreign net operating loss carryforwards. The allowance reflects management’s assessment that we may not receive the benefit of capital loss carryforwards in certain state jurisdictions. While we believe our current valuation allowance is sufficient, it may be necessary to increase this amount if it becomes more likely that we will not realize a greater portion of the net deferred tax assets. We assess the need for an adjustment to the valuation allowance on a quarterly basis.

Discontinued Operations

On December 3, 2004 we sold our Intuit Public Sector Solutions (IPSS) business to Kintera, Inc., a California software company, for approximately $11.0 million. We recorded a loss on disposal of IPSS of $4.8 million that included an income tax provision of $4.3 million for the estimated tax payable in connection with the tax gain on the transaction. See Note 5 to the financial statements. Management had formally approved a plan to sell IPSS, which was part of our Intuit-Branded Small Business segment, in August 2004. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we determined that IPSS became a long-lived asset held for sale and a discontinued operation in the first quarter of fiscal 2005. Consequently, we have segregated the net assets, operating results and cash flows of IPSS from continuing operations on our balance sheets, statements of operations and statements of cash flows for all periods presented. Also in accordance with SFAS 144, we discontinued the amortization of IPSS purchased intangible assets in the first quarter of fiscal 2005.

In May 2005 our Board of Directors formally approved a plan to sell our Information Technology Solutions (ITS) business, which is part of our Intuit-Branded Small Business segment. Accordingly, we will segregate the net assets, operating results and cash flows of ITS from continuing operations on our balance sheets, statements of operations and statements of cash flows beginning in the fourth quarter of fiscal 2005. Net revenue from ITS was $42.3 million and $38.3 million in the first nine months of fiscal 2005 and 2004. ITS contributed $0.05 in fully diluted earnings per share for each of those periods.

Liquidity and Capital Resources

Statement of Cash Flows

At April 30, 2005 our cash, cash equivalents and investments totaled $1.26 billion, an increase of $241.1 million from July 31, 2004. We generated cash from our operations during the first nine months of fiscal 2005 primarily from continuing operations and from a seasonal increase in income taxes payable. We used cash for investing activities during the first nine months of fiscal 2005, primarily for the purchase of investments and for capital expenditures. We used cash for financing activities during the first nine months of fiscal 2005, primarily for the repurchase of stock under our stock repurchase program. See “Stock Repurchase Programs” below and Note 10 to the financial statements. This was partially offset by proceeds that we received from the issuance of common stock under employee stock plans.

Stock Repurchase Programs

Our Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. During the first nine months of fiscal 2005 we repurchased 11.5 million shares of our common stock for $500.0 million under our fourth repurchase plan. This repurchase plan was concluded in March 2005 when the authorized purchase amount under the program was reached. In May 2005 our Board of Directors authorized us to repurchase up to $500.0 million of our common stock from time to time over a three-year period under a fifth repurchase plan that expires on May 15, 2008. We expect to repurchase shares under this stock repurchase program during the fourth quarter of fiscal 2005.

Loans to Executive Officers and Other Employees

Outstanding loans to executive officers and other employees totaled $10.2 million at April 30, 2005 and $17.1 million at July 31, 2004. Loans to executive officers and other employees at April 30, 2005 excluded a $5.5 million loan to one executive officer who ceased to be an Intuit employee in the third quarter of fiscal 2005. We transferred this loan to other long-term assets on our balance sheet in March 2005. Loans to executive officers are primarily relocation loans that are generally secured by real property and have original maturity dates of up to 10 years. At April 30, 2005 no loans were in default and all interest payments were current in accordance with the terms of the loan agreements. Consistent with the requirements of the Sarbanes-Oxley Act of 2002, no loans to executive officers have been made or modified since July 30, 2002 and we do not intend to make or modify loans to executive officers in the future. See Note 12 to the financial statements.

Repurchase of Vested Restricted Stock

On February 25, 2005, we entered into a share repurchase agreement with Stephen M. Bennett, our Chief Executive Officer, pursuant to which we repurchased 15,945 shares of our common stock from Mr. Bennett at a price of $41.81 per share (which was the closing price per share of our common stock on The Nasdaq Stock Market on February 25, 2005), for an aggregate repurchase price of $666,660.45. The entire repurchase price was remitted to federal and state taxing authorities to satisfy Mr. Bennett’s federal, state and Medicare tax withholding obligations resulting from the vesting of 37,500 shares of our common stock under his January 2000 new-hire restricted stock awards. This repurchase was approved by our Board of Directors.

Other

We evaluate, on an ongoing basis, the merits of acquiring technology or businesses, or establishing strategic relationships with and investing in other companies. We may decide to use cash, cash equivalents and investments to fund such activities in the future.

We believe that our cash, cash equivalents and investments will be sufficient to meet anticipated seasonal working capital and capital expenditure requirements for at least the next 12 months.

Contractual Obligations

In January 2005 we entered into an agreement with a provider of credit card settlement services to support the Innovative Merchant Solutions business in our QuickBooks-Related segment. The four-year contract requires a minimum annual service commitment of $4.0 million and an aggregate minimum service commitment of $21.5 million.

We lease office facilities and equipment under various operating lease agreements. The leases for our existing San Diego, California facilities expire in 2007. In March 2005 we entered into an agreement under which we will lease approximately 365,000 square feet of office space in three four-story buildings to be constructed by the landlord in San Diego. We also have a right of first offer to lease one or more floors of a fourth four-story building for approximately 101,000 square feet at the same location and a right of first refusal with respect to any remaining space in the fourth building. We expect tenant improvement construction to begin in November 2006. The lease term will begin on September 1, 2007 and end on the later of August 31, 2017 or ten years after the date we first occupy the buildings. We have two options to extend the lease for a period of five years each. We estimate that our total expenditures for all commitments under the lease will not exceed $147.0 million.

The following table summarizes our contractual obligations to make future payments at April 30, 2005. The table includes approximately $121.0 million in estimated minimum commitments under our new San Diego lease.

	Payments Due by Period
	Less than 1	1-3	3-5	After 5
(In millions)	year	years	years	years	Total
Amounts due under executive deferred compensation plan	$18.0	$—	$—	$—	$18.0
Capital lease obligations	2.7	1.6	0.1	—	4.4
Other long-term obligations	1.1	0.8	0.8	—	2.7
Purchase obligations (1)	8.1	15.2	14.8	20.1	58.2
Operating leases	28.3	57.1	53.4	136.8	275.6

Total contractual obligations	$58.2	$74.7	$69.1	$156.9	$358.9

(1)	Represents agreements to purchase products and services that are enforceable, legally binding and specify terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payments.

Reserves for Returns and Rebates

Activity in our reserves for product returns and for rebates during the first nine months of fiscal 2005 and comparative balances at April 30, 2004 were as follows:

		Additions
	Balance	Charged		Balance	Balance
	July 31,	Against	Returns/	April 30,	April 30,
	2004	Revenue	Redemptions	2005	2004
(In thousands)
Reserve for product returns	$36.9	$71.0	$(58.3)	$49.6	$74.5
Reserve for rebates	16.2	117.4	(91.6)	42.0	34.5

Due to the seasonality of our business, we compare our returns and rebate reserve balances at April 30, 2005 to the reserve balances at April 30, 2004. The fiscal 2005 decrease in our reserve for product returns was due primarily to retailers requesting reimbursement for returns of our consumer tax products earlier this fiscal year than in prior fiscal years. The fiscal 2005 increase in our reserve for rebates was due primarily to higher anticipated redemption rates and more marketing of current year rebate programs for TurboTax.

Recent Accounting Pronouncements

The American Jobs Creation Act of 2004 and FASB Staff Position FAS 109

On October 22, 2004 the American Jobs Creation Act of 2004 was signed into law by the President. This Act included tax relief for domestic manufacturers, which includes producers of computer software, by providing a tax deduction of 3% for fiscal years beginning after December 31, 2004 and 2005, 6% for fiscal years beginning after December 31, 2006, 2007 and 2008, and 9% for fiscal years beginning after December 31, 2009. The deduction percentage is applied against the lesser of “qualified production activities income” or taxable income. Any tax rate benefit from this law change will take effect beginning in our fiscal year ending July 31, 2006. We believe that we will qualify for this deduction, and we are still evaluating the financial impact of this benefit. The Financial Accounting Standards Board issued guidance in FASB Staff Position FAS 109-a providing that this deduction should be accounted for as a special deduction and not as a tax rate reduction. In addition, the Act provided for a special one-time tax deduction for foreign earnings that are repatriated. We do not expect to receive any benefit from this portion of the Act.

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

SFAS 123(R) is effective for public companies for fiscal years beginning after June 15, 2005, with earlier adoption permitted. We expect to adopt this new standard in the first quarter of our fiscal year ending July 31, 2006. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

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

QuickBooks-Related. Losing existing or potential QuickBooks customers to competitors causes us to lose potential software revenue and limits our opportunities to sell related products and services such as our financial supplies, QuickBooks Payroll (formerly QuickBooks do-it-yourself payroll) and merchant service offerings. Many competitors and potential competitors provide, or have expressed significant interest in providing, accounting and business management products and services to small businesses. For example, Microsoft currently offers a number of competitive small business offerings and has indicated part of its growth strategy is to focus on small business offerings. In November 2004 Microsoft announced the impending launch of a number of product and service offerings aimed at small businesses, including a product named Microsoft Office Small Business Accounting, which is expected to be integrated with the Microsoft Office product suite. Microsoft also announced partnerships with ADP and other service providers to offer payroll-related services that interact with its products. Accordingly, we expect that competition from Microsoft in the small business area will intensify over time with the introduction of these and other offerings that directly compete with our QuickBooks and other offerings. Although we have successfully competed with Microsoft in the past, given its market position and resources Microsoft’s small business product and service offerings may have a significant negative impact on our revenue and profitability. Similarly, the substantial size of our principal competitors in the merchant card processing service business benefit from greater economies of scale that may result in pricing pressure for our offerings.

Consumer Tax. Our consumer tax business faces significant competition from both the public and private sector. In the public sector we face the risk of federal and state taxing authorities developing or contracting to provide software or other systems to facilitate tax return preparation and electronic filing at no charge to taxpayers.

•	Federal Government. Agencies of the U.S. government have made several attempts during the two most recent presidential administrations to offer taxpayers a form of free tax preparation software and filing service. However, in October 2002 the U.S. Internal Revenue Service agreed not to develop or deploy its own competing tax software product or service so long as participants in an association of private tax preparation software companies, including Intuit, agreed to provide Web-based federal tax preparation and filing services at no cost to qualified taxpayers for a period of three years, subject to recurring two-year extensions. The relationship, called the “Free File Alliance,” is intended to serve lower income, disadvantaged and underserved taxpayers with the objective of making free federal online tax preparation software and filing services available to at least 60% of taxpayers. Although, for the time being, the Free File Alliance has kept the federal government from being a direct competitor to our tax offerings, it has fostered additional Web-based competition and has the potential to cause us to lose revenue opportunities for a large percentage of the tax base. Over time, a growing number of competitors have used the Free File Alliance as a free marketing tool by giving away services at the federal level and attempting to make money by selling state filing and other services. Accordingly, in fiscal 2005 we modified our Free File Alliance offering to permit all taxpayers to prepare and file federal returns at no charge. Although we attempt to sell Free File Alliance users enhanced offerings and state tax preparation services, we may not be successful in this endeavor. In addition, persons who formerly have paid for our products may elect to use our unpaid federal offering instead. Further, were the federal government to terminate the Free File

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

Other Segments (Intuit-Branded Small Business, Professional Tax and Other Businesses). Our professional tax offerings face pricing pressure from competitors seeking to obtain our customers through deep product discounts and loss of customers to competitors offering no-frills offerings at low prices. This business also faces competition from competitively-priced integrated tax and accounting solutions that include greater functionality than our current offerings. The substantial size of our principal competitors in the outsourced payroll services business benefit from greater economies of scale that may result in pricing pressure for our offerings. In addition, in November 2004 Microsoft announced that it had entered into partnership agreements with ADP and other service providers to offer payroll-related services that interact with its products. The growth of electronic banking and other electronic payment systems is decreasing the demand for checks and consequently causing pricing pressure for our supplies products as competitors aggressively compete for share of this shrinking market. Our Quicken products compete both with Microsoft Money, which is aggressively promoted and priced, and with Web-based electronic banking and personal finance tracking and management tools that are becoming increasingly available at no cost to consumers. These competitive pressures may result in reduced revenue and lower profitability for our Quicken product line and related bill payment service offering.

The growth of our businesses overall is slowing as our core products mature and will continue to slow if we do not continue to introduce new and enhanced products and services.

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

Our future success depends in large part upon our ability to identify emerging opportunities in our target markets and our capacity to quickly develop and sell products and services that satisfy these demands in a cost effective manner. Successfully predicting demand trends is difficult and we may expend a significant amount of resources and management attention on products or services that do not ultimately succeed in their markets. We have encountered difficulty in launching new products and services in the past. For example, in 2004 we discontinued our QuickBooks Premier Healthcare offering due to lack of customer demand. If we misjudge customer needs, our new products and services will not succeed and our revenues and earnings will be negatively impacted. In addition, as we expand our offerings to new customer categories we run the risk of customers shifting from higher priced and higher margin products to newly introduced lower priced offerings. For instance, our new QuickBooks Simple Start offering, our new Snap Tax offering and our new ProSeries Basic and ProSeries Express offerings may attract users that would otherwise have purchased our higher priced, more full featured offerings.

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

If actual product returns exceed returns reserves, or if actual customer rebate redemptions exceed rebate reserves, our revenue would be lower.

We ship more desktop software products to our distributors and retailers than we expect them to sell, in order to reduce the risk that distributors or retailers will run out of products. This is particularly true for our Consumer Tax products, which have a short selling season and for which returns occur primarily in our fiscal third and fourth quarters. Like most software companies, we have historically accepted significant product returns. We establish reserves against revenue for product returns in our financial statements, based on estimated future returns of products. We closely monitor levels of product sales and inventory in the retail channel in an effort to maintain reserves that are adequate to cover expected returns. In the past, returns have not generally exceeded these reserves.

However, if we do experience actual returns that significantly exceed reserves, it would result in lower net revenue. For example, if we had increased our fiscal 2004 returns reserves by 1% of non-consignment sales to retailers for QuickBooks, TurboTax and Quicken, our fiscal 2004 total net revenue would have been approximately $4 million lower. In addition, our policy of recognizing revenue from distributors and retailers upon delivery of product for non-consignment sales is predicated upon our ability to reasonably estimate returns. If we do not continue to demonstrate our ability to estimate returns then our revenue recognition policy for these types of sales may no longer be appropriate. We also offer customer rebates as part of our selling efforts and establish reserves through a charge to revenue for estimated future payments of rebates. Historically a percentage of customers do not submit requests for their rebates. Rebate redemption rates are going up because we along with certain retailers are making it easier for customers to claim rebates. While we have taken this trend into account in determining our rebate reserves, if a greater number of eligible customers seek rebates than for which we have provided reserves our margins will be adversely affected. If rebate redemptions for our QuickBooks, TurboTax and Quicken products were to increase by 1%, our annual total net revenue would decrease by approximately $1 million.

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

Our acquisitions have resulted in significant expenses, including amortization of purchased assets (which is reflected in cost of revenue), as well as charges for in-process research and development, and amortization and impairment of goodwill, purchased intangible assets and deferred compensation (which are reflected in operating expenses). Total acquisition-related costs in the categories identified above were $196.0 million in fiscal 2002, $56.6 million in fiscal 2003 and $56.6 million in fiscal 2004. Fiscal 2003 and 2004 acquisition-related costs declined primarily because of a change in the accounting treatment of goodwill. However, we may incur less frequent, but larger, impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that could not have been reasonably foreseen in prior periods. For example, at the end of fiscal 2004 we incurred a goodwill impairment charge of $18.7 million related to our Intuit Public Sector Solutions business. At April 30, 2005 we had an unamortized goodwill balance of approximately $659.6 million and an unamortized purchased intangible asset balance of $80.3 million, both of which could be subject to impairment charges in the future. New acquisitions, and any impairment of the value of purchased assets, could have a significant negative impact on our future operating results.

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

We are continuing to enhance our new information systems, which we use to manage our business and finance operations, and problems with the design or implementation of these enhancements could interfere with our business and operations.

In September 2004 we implemented new information systems that manage our business and finance operations. During the course of the conversion we upgraded significant financial systems, order-taking systems, middleware systems (systems that allow for interoperability of different databases) and network security systems. While we were able to complete the processing requirements of our peak business season in fiscal 2005, we believe we need to further enhance and upgrade the systems over the next several months to improve performance and support our future growth. The expenditures associated with these upgrades could be significant. Problems with the design or implementation of these system enhancements could adversely impact our ability to do the following in a timely and accurate manner: take customer orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run our business.

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

Our payroll business handles a significant amount of dollar and transaction volume. Due to the size and volume of transactions that we handle, effective processing systems and controls are essential to ensure that transactions are handled appropriately. Despite our efforts, it is possible that we may make errors or that funds may be misappropriated. In addition to any direct damages and fines that any such problems would create, which could be substantial, the loss of customer confidence in our accuracy and controls would seriously harm our business. Our payroll business has grown largely through acquisitions and our systems are comprised of multiple technology platforms that are difficult to scale. We must constantly continue to upgrade our systems and processes to ensure that we process customer data in an accurate, reliable and timely manner. These upgrades must also meet the various regulatory requirements and deadlines associated with employer-related payroll activities. Any failure of our systems or processes in critical switch-over times, such as in January when many businesses elect to change payroll service providers, would be detrimental to our business. If we failed to timely deliver any of our payroll products, it could cause our current and prospective customers to choose a competitor’s product for that year’s payroll and not to purchase Intuit products in the future. To generate sustained growth in our payroll business we must successfully develop and manage a more proactive inside and field sales operation. If these efforts are not successful our revenue growth and profitability will decline.

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

Caution Regarding Forward-Looking Statements

This Report contains forward-looking statements. These forward-looking statements include our statements regarding the following: the assumptions underlying our Critical Accounting Policies, including our estimates regarding product rebate and return reserves and our expectations regarding amortization of intangible assets; our expectation that we will begin expensing our employee stock options in accordance with SFAS 123(R) in the first quarter of fiscal 2006; our expectation that discrete items will reduce our effective income tax rate by approximately five percentage points for the full fiscal year 2005; our belief that we qualify for the domestic manufacturer tax deduction under the American Jobs Creation Act of 2004; our belief that we will not receive any benefit from the provision of the American Jobs Creation Act of 2004 that allows for a special one-time tax deduction for foreign earnings that are repatriated; our belief that the markets for our traditional products are maturing and affecting our revenue growth; our expectation that our fiscal 2005 revenue growth will be in the 11% to 12% range; our plans to mitigate slowing revenue growth by developing and introducing new products and services; our expectation that we will repurchase shares under our stock repurchase program during the fourth quarter of fiscal 2005; our expectation that competition will remain intense during fiscal 2005 and beyond; our expectation that competition from Microsoft in the small business area will intensify over time with the introduction of offerings that directly compete with our QuickBooks and other offerings; our expectation that tenant improvement construction on the new buildings we lease in San Diego, California will begin in November 2006; our belief that our total expenditures for all commitments under our new San Diego lease will not exceed $147.0 million; our expectation that we will further upgrade our new information systems to improve performance and support our future growth; our belief that our ongoing modifications to our information systems following our primary systems upgrade enhance our system of internal controls; our belief that the investments that we hold are not other-than-temporarily impaired; our belief that we will be able to obtain any necessary licenses or other rights to any disputed intellectual property rights on commercially reasonable terms; our belief that our exposure to currency exchange fluctuation risk is not significant; our belief that our income tax valuation allowance is sufficient; our expectation that we may use cash for future acquisitions of technology and businesses; and our expectation that our cash, cash equivalents and investments will be sufficient to meet our working capital and capital expenditure needs for the next 12 months.

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

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment and Funds Held for Payroll Customers Portfolio

We do not hold derivative financial instruments in our portfolio of investments and funds held for payroll customers. Our investments and funds held for payroll customers consist of instruments that meet quality standards consistent with our investment policy. This policy specifies that, except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market or cash management funds, we diversify our holdings by limiting our investments and funds held for payroll customers with any individual issuer.

Interest Rate Risk

Our cash equivalents and our portfolio of investments and funds held for payroll customers are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents, investments and funds held for payroll customers and the value of those investments. Should interest rates increase by 10% or about 30 basis points from the levels of April 30, 2005, the value of our investments and funds held for payroll customers would decline by approximately $1.1 million. Should interest rates increase by 100 basis points from the levels of April 30, 2005, the value of our investments and funds held for payroll customers would decline by approximately $3.7 million.

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

Since we translate foreign currencies (primarily Canadian dollars and British pounds) into U.S dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant primarily because our international subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. Due primarily to the effect of the weakening U.S. dollar on intercompany balances with our Canadian subsidiary, we recorded foreign currency exchange gains of $5.4 million in fiscal 2003 and $3.1 million in fiscal 2004. In the third quarter of fiscal 2004, we converted a significant portion of our Canadian intercompany balances to long-term investments in that subsidiary, which reduced our financial accounting exposure to fluctuations in foreign exchange rates. We recorded a foreign currency exchange gain of $0.7 million in the first nine months of fiscal 2005. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of April 30, 2005 we did not engage in foreign currency hedging activities.

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

(b)	Changes in Internal Control Over Financial Reporting

In September 2004 we completed an upgrade of the information systems that we use to accumulate financial data used in financial reporting. We utilized this new system to generate financial statements for our fiscal quarters ended October 31, 2004, January 31, 2005 and April 30, 2005. The upgrade was not made in response to any deficiency in our internal controls. Other than ongoing modifications to our information systems following our primary system upgrade, which we believe enhance our system of internal controls, there was no change in our system of internal control over financial reporting during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1
LEGAL PROCEEDINGS

Muriel Siebert & Co., Inc. v. Intuit Inc., Index No. 03-602942, Supreme Court of the State of New York, County of New York.

On September 17, 2003, Muriel Siebert & Co., Inc. filed a complaint against Intuit alleging various claims for breach of contract, breach of express and implied covenants of good faith and fair dealing, breach of fiduciary duty, misrepresentation and/or fraud, and promissory estoppel. The allegations relate to Quicken Brokerage powered by Siebert, a strategic alliance between the two companies. The complaint seeks compensatory damages in the amount of $20.4 million for various claims, punitive damages in the amount of $33.0 million, and other damages. On September 22, 2003, Intuit filed an arbitration demand against Siebert & Co., Inc. in San Jose, California seeking arbitration of all claims asserted by both parties. The Appellate Division of the Supreme Court of the State of New York ruled that the matter should proceed in the New York state courts and Intuit’s motion seeking leave to appeal this ruling was denied in late March 2005. In parallel with the arbitration issue, on February 7, 2005 Intuit filed a motion to dismiss all but one of the plaintiff’s claims in New York state court. Intuit believes this lawsuit is without merit and will vigorously defend the litigation.

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

On July 29, 2004, plaintiffs filed a consolidated First Amended Complaint. On October 8, 2004, Intuit responded to plaintiffs’ First Amended Complaint by filing demurrers. By Order dated November 12, 2004, the Court sustained the demurrers and dismissed all counts of the First Amended Complaint, holding that the plaintiffs failed to state a claim upon which relief could be granted. The Court allowed plaintiffs to file a Second Amended Complaint, which was served on Intuit. Intuit filed a demurrer to this latest pleading and on April 27, 2005 the Court sustained Intuit’s demurrers, dismissed all counts of the Second Amended Complaint and denied plaintiffs the right to further amend their complaint. On June 1, 2005, the Court entered its final judgment. Plaintiffs have the right to appeal the Court’s ruling.

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

On or about July 13, 2004, plaintiff filed a First Amended Complaint that added Ental Precision Machining, Inc., as plaintiff; plaintiffs’ counsel has also dismissed without prejudice all claims on behalf of Cynthia Belotti. On October 8, 2004, Intuit responded to plaintiffs’ First Amended Complaint by filing demurrers. By Order dated November 12, 2004, the Court sustained the demurrers and dismissed all counts of the First Amended Complaint, holding that plaintiffs failed to state a claim upon which relief could be granted. The Court allowed plaintiffs to file a Second Amended Complaint, which was served on Intuit. Intuit filed a demurrer to this latest pleading and on April 27, 2005 the Court sustained Intuit’s demurrers, dismissed all counts of the Second Amended Complaint and denied plaintiffs the right to further amend the complaint. On June 1, 2005, the Court entered its final judgment. Plaintiffs have the right to appeal the Court’s ruling.

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

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Stock repurchase activity during the three months ended April 30, 2005 was as follows:

			Total Number	Approximate
			of Shares	Dollar Value of
	Total Number	Average	Purchased as	Shares That May
	of Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plans

February 1, 2005 through February 28, 2005	519,945	$42.42	504,000	$194,399,196

March 1, 2005 through March 31, 2005	4,442,290	$43.76	4,442,290	$—

April 1, 2005 through April 30, 2005	—	$—	—	$—

Total	4,962,235	$43.62	4,946,290

Notes:

1.	All shares repurchased as part of publicly announced plans during the three months ended April 30, 2005 were purchased under our fourth repurchase plan. This plan was announced on May 19, 2004 and was concluded in March 2005 when the authorized purchase amount under the program was reached.

2.	On February 25, 2005, we entered into a share repurchase agreement with Stephen M. Bennett, our Chief Executive Officer, pursuant to which we repurchased 15,945 shares of our common stock from Mr. Bennett at a price of $41.81 per share (which was the closing price per share of our common stock on The Nasdaq Stock Market on February 25, 2005), for an aggregate repurchase price of $666,660.45. The entire repurchase price was remitted to federal and state taxing authorities to satisfy Mr. Bennett’s federal, state and Medicare tax withholding obligations resulting from the vesting of 37,500 shares of our common stock under his January 2000 new-hire restricted stock awards. This repurchase was approved by our Board of Directors.

3.	In May 2005 our Board of Directors authorized us to repurchase up to $500.0 million of our common stock from time to time over a three-year period under a fifth stock repurchase plan that expires on May 15, 2008. We expect to repurchase shares under this stock repurchase program during the fourth quarter of fiscal 2005.

ITEM 5
OTHER INFORMATION

CHANGES IN EXECUTIVE OFFICERS

Effective June 2, 2005, Dorothy Hayes was appointed as Intuit’s Vice President, Internal Audit. Previously, Ms. Hayes served as Intuit’s Vice President, Corporate Controller.

Also effective June 2, 2005, Jeffrey Hank , age 45, was appointed as Intuit’s Vice President, Corporate Controller. Mr. Hank served as Director of Intuit’s Accounting Principles Group from October 2003 until June 2005. From June 2002 until September 2003, Mr. Hank was an Audit Partner at KPMG LLP. From September 1994 until June 2002, Mr. Hank was an Audit Partner at Arthur Andersen LLP. Mr. Hank is employed by Intuit pursuant to an at-will employment arrangement.

ITEM 6
EXHIBITS

We have filed the following exhibits as part of this report:

Incorporated by Reference
Ex. No.	Exhibit Description	Filed with this 10-Q	Form	File No.	Date Filed

10.01+	Employment Agreement by and between Intuit Inc. and
	Robert B. (“Brad”) Henske, dated May 10, 2005		8-K		5/11/05

10.02+	Employment Agreement by and between Intuit Inc. and
	Brad Smith, dated May 10, 2005		8-K		5/11/05

10.03+	Intuit 1996 Employee Stock Purchase Plan, as
	amended through January 25, 2005	X

10.04+	Intuit Performance Incentive Plan,
	effective August 1, 2004	X

10.05#	Lease, dated as of March 28, 2005, made by and
between Kilroy Realty, L.P. and Intuit Inc. for
	property located on Torrey Santa Fe Road, San Diego	X

10.06+	Share Repurchase Agreement between Intuit and Stephen M. Bennett, dated February 25, 2005		8-K		2/28/05

31.01	Certification of Chief Executive Officer*	X

31.02	Certification of Chief Financial Officer*	X

32.01	Section 1350 Certification (Chief Executive Officer)	X

32.02	Section 1350 Certification (Chief Financial Officer)	X

+	Indicates a management contract or compensatory plan or arrangement.

#	We have requested confidential treatment for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. We omitted such portions from this filing and filed them separately with the SEC.

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Intuit specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)
Date: June 7, 2005	By:	/s/ ROBERT B. HENSKE
Robert B. (“Brad”) Henske
Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Ex. No.	Exhibit Description

10.03+	Intuit 1996 Employee Stock Purchase Plan, as amended through January 25, 2005

10.04+	Intuit Performance Incentive Plan, effective August 1, 2004

10.05#	Lease, dated as of March 28, 2005, made by and between Kilroy Realty, L.P. and Intuit Inc. for property located on Torrey Santa Fe Road, San Diego.

31.01	Certification of Chief Executive Officer*

31.02	Certification of Chief Financial Officer*

32.01	Section 1350 Certification (Chief Executive Officer)

32.02	Section 1350 Certification (Chief Financial Officer)

+	Indicates a management contract or compensatory plan or arrangement.

#	We have requested confidential treatment for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. We omitted such portions from this filing and filed them separately with the SEC.

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Intuit specifically incorporates it by reference.