Form 10-K
period 2005-07-31
INTUIT INC
filed 2005-09-26
CIK 896878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended July 31, 2005 or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
The aggregate market value of the outstanding common stock held by non-affiliates of the registrant as of January 31, 2005, the last business day of Intuit’s most recently completed second fiscal quarter (based on the closing price of $39.00) was $6.6 billion. There were 178,742,641 shares of voting common stock with a par value of $0.01 outstanding at August 31, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on December 16, 2005 are incorporated by reference in Parts II and III of this report on Form 10-K.

INTUIT INC.
FISCAL 2005 FORM 10-K
Intuit, the Intuit logo, QuickBooks, TurboTax, Lacerte, ProSeries, EasyACCT, Quicken, MRI, Masterbuilder and QuickBase, among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Simple Start, Innovative Merchant Solutions, SnapTax, Intuit Eclipse, QuickTax, TaxWiz and ProFile, among others, are trademarks and/or service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners.

This report contains forward-looking statements that involve risks and uncertainties. Please see the section entitled “Caution Regarding Forward-Looking Statements” in Item 7 of this report for important information to consider when evaluating these statements.
PART I
ITEM 1
BUSINESS
CORPORATE BACKGROUND
General
Intuit Inc. is a leading provider of business and financial management solutions for small business, consumer and professional tax, and accountants. Our flagship products and services, including QuickBooks, TurboTax, Lacerte, ProSeries and Quicken, simplify small business management, tax preparation and filing, and personal finance. Founded in 1983 and headquartered in Mountain View, California, we had revenue of $2.0 billion in fiscal 2005. We have approximately 7,000 employees in offices across the United States and internationally in Canada, the United Kingdom and several other locations.
Intuit was incorporated in California in March 1984. In March 1993, we reincorporated in Delaware and completed our initial public offering. Our principal executive offices are located at 2700 Coast Avenue, Mountain View, California, 94043, and our telephone number at that location is (650) 944-6000. We maintain our corporate web site at http://www.intuit.com. On our web site, we also publish information relating to Intuit’s corporate governance and responsibility. The content on any web site referred to in this filing is not incorporated by reference into this filing unless expressly noted otherwise. When we refer to “we,” “our” or “Intuit” in this Form 10-K, we mean the current Delaware corporation (Intuit Inc.) and its California predecessor, as well as all of our consolidated subsidiaries.
Available Information
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all other reports, and amendments to these reports, required of public companies with the SEC. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a web site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Through a link to the SEC web site, we make available free of charge on the Investor Relations section of our corporate web site all of the reports we file with the SEC as soon as reasonably practicable after the reports are filed. Copies of Intuit’s fiscal 2005 Form 10-K may also be obtained without charge by contacting Investor Relations, Intuit Inc., P.O. Box 7850, Mountain View, California 94039-7850 or by calling (650) 944-6000.
BUSINESS OVERVIEW
Intuit’s Mission
Intuit’s mission is to revolutionize people’s lives by solving important problems. Our goal is to create solutions so profound and simple that customers wouldn’t dream of going back to their old ways of keeping their books, managing their businesses, preparing their or their clients’ taxes, or organizing their personal finances.
We have three business portfolios: Small Business, Tax and Other. These three portfolios contain a total of five business segments, which are discussed below.

Small Business. Our Small Business portfolio consists of two segments, QuickBooks-Related and Intuit-Branded Small Business.

•	QuickBooks-Related includes our QuickBooks accounting and business management software for small businesses as well as the products and services that can be added on to QuickBooks. These include financial supplies, QuickBooks Payroll, merchant services and technical support.
•	Intuit-Branded Small Business products and services are designed primarily for small and medium-sized businesses and include outsourced payroll and solutions designed to meet the specialized needs of businesses in the property management, wholesale durable goods distribution and construction industries. The average selling prices of the Intuit-Branded Small Business software products for selected industries are significantly higher than those for our core small business products.
Tax. Our Tax portfolio consists of two segments, Consumer Tax and Professional Tax.

•	Consumer Tax includes our TurboTax consumer tax return preparation products and services.
•	Professional Tax includes our Lacerte and ProSeries professional tax products and services.
Other. Our Other portfolio is one business segment, Other Businesses, which consists primarily of our Quicken personal finance products and services and our businesses in Canada and the United Kingdom.
Company Growth Strategy
Intuit has a tradition of successful customer-driven invention – applying technology and services to address complex customer problems and develop solutions that make tasks simpler. This tradition has allowed us to build a strong portfolio of businesses that are dedicated to satisfying a variety of customer needs. By applying strategic and operational rigor to this foundation, we believe we can continue to deliver solid revenue and profit growth.
Four key fundamentals support our growth strategy:

•	We carefully choose the businesses we are in, focusing primarily on small business, consumer and professional tax, and accountants. We choose to be in businesses with large, underserved market opportunities where we believe we have the strategic and durable advantage to produce long-term profitable growth. We have made a number of acquisitions and divestitures in the past several years to adjust our business portfolio so that it remains consistent with this focus.
•	We actively look for significant new customer problems and apply our core competence of customer-driven invention to solve those problems with simple, easy-to-use solutions.
•	At the same time, we solicit and act on feedback from our customers so that we can continually improve our existing products and services. Our goal is customers who are so happy with our products and services that they actively recommend them to others. We call these customers promoters, who create positive word of mouth and brand preference.
•	We use operational rigor and process excellence methodology, tools and resources to execute more effectively on a daily basis. Our goal is better customer experiences at lower cost.
Right for Me Initiatives
Our focus on customer needs is embodied in Right for Me initiatives in all our business segments. Rather than approach our targeted markets with a “one size fits all” mentality, we dig deeper to understand the many different needs of various customer segments. We then use this knowledge to develop products and services to meet those different needs. Over the past several years, for example, we have gone from offering just two versions of QuickBooks – QuickBooks Basic and QuickBooks Pro – to offering over 20 QuickBooks solutions. These solutions range from QuickBooks Simple Start for small businesses just getting started to QuickBooks Enterprise Solutions for small businesses with more complex accounting needs to versions of QuickBooks designed to meet the needs of specific industries. We are also pursuing multi-year Right for Me initiatives in our Consumer Tax, Professional Tax and Other Businesses segments. See “Products and Services” below for more information on these business-specific initiatives.

PRODUCTS AND SERVICES
Intuit offers products and services in five business segments: QuickBooks-Related, Intuit-Branded Small Business, Consumer Tax, Professional Tax and Other Businesses. Our primary products and services are sold mainly in the United States and are described below. For a discussion of financial information about these segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Note 9 to the financial statements in Item 8.
Classes of similar products or services that accounted for 10% or more of total net revenue in fiscal 2005, 2004 and 2003 were as follows:

	Fiscal	Fiscal	Fiscal
	2005	2004	2003

QuickBooks software	15%	15%	15%
Consumer Tax products and services	28%	27%	26%
Professional Tax products and services	13%	14%	15%
QuickBooks-Related
QuickBooks. Our QuickBooks product line brings bookkeeping capabilities and business management tools to small business users in an easy-to-use design that does not require them to be familiar with debit/credit accounting. As part of our Right for Me strategy, we offer a range of products to suit the needs of different types of small businesses. Our products include QuickBooks Simple Start, which provides accounting functionality suitable for very small, less complex businesses; QuickBooks Pro, which provides accounting functionality suitable for slightly larger businesses, including those with payroll needs; QuickBooks Pro for Mac; QuickBooks Premier, for small businesses needing more advanced accounting functionality; and QuickBooks Enterprise Solutions, designed for businesses with up to 250 employees. Our Premier and Enterprise products also come in a range of industry-specific editions, including Accountant, Manufacturing and Wholesale, Retail, Non-Profit, Contractor, and Professional Services. We also offer a web-based version of QuickBooks called QuickBooks Online Edition that is suitable for multiple users working in multiple locations.
As part of our Right for Me strategy, we also offer the following business solutions that go beyond accounting software to address a variety of small business needs. We typically market these products and services to existing QuickBooks customers.
Financial Supplies. We offer a range of financial supplies designed for small businesses and individuals for use with QuickBooks. These include paper checks, envelopes, invoices and deposit slips. We also offer tax forms, tax return presentation folders and other supplies for professional tax preparers. Our customers can personalize many products to incorporate their logos and use a variety of color, font and design options.
QuickBooks Payroll. QuickBooks Payroll is a family of products sold on a subscription basis to small businesses that prepare their own payrolls. These include QuickBooks Standard Payroll, which provides payroll tax tables and federal forms; QuickBooks Enhanced Payroll, which in addition to the Standard features also provides state forms and workers’ compensation tracking; and QuickBooks Enhanced Payroll Plus, which includes QuickBooks software upgrades. Direct deposit and electronic tax payment and filing services are also available with some of these offerings for additional fees.
Innovative Merchant Solutions (IMS). Our IMS business offers a full range of merchant services to small businesses nationwide. These include credit card, debit card, electronic benefits, check guarantee and gift card processing services as well as web-based transaction processing services for online merchants. In addition to processing services, IMS provides a full range of support for its merchants that includes customer service, charge-back retrieval and support, and fraud and loss prevention screening.
QuickBooks Point of Sale Solutions. Our QuickBooks Point of Sale offering helps retailers manage customer transactions and inventories. The Basic version is suitable for single stores that want to process sales using barcodes and track inventory and customer purchases while the Pro version offers more advanced functionality such as serial number tracking and the ability to process layaways and special orders. The Pro Multi-Store version allows the transfer of information between stores. We sell this software with or without the accompanying hardware.
QuickBooks Technical Support. We offer several technical support options to our QuickBooks customers. These include support plans that are sold separately and priced based on the level of personal assistance and response time the customer requires as well as a free self-help information section on our QuickBooks.com web site.
Intuit Developer Network. The Intuit Developer Network is an initiative that encourages third-party software developers to build applications that exchange data with QuickBooks and other Intuit products by giving them access to certain application programming interfaces. At the end of fiscal 2005, approximately 41,900 developers had registered to receive our IDN developer kit since the inception of the program in 2001 and approximately 415 third-party applications were available for QuickBooks and other Intuit products.
Intuit-Branded Small Business
We offer Intuit-branded outsourced payroll and accounting and enterprise resource planning solutions designed to meet the specialized requirements of businesses in three selected industries.
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
Intuit Real Estate Solutions (IRES). Our IRES business offers MRI software and related technical support, consulting and training services for residential, commercial and corporate property managers. IRES software products are available as licenses and under an ASP service model. In addition to its domestic operations, our IRES business has operations in five international locations.
Intuit Distribution Management Solutions (IDMS). Our IDMS business offers Intuit Eclipse software and related technical support, consulting and training services for distributors in the wholesale durable goods industry.
Intuit Construction Business Solutions (ICBS). Our ICBS business offers Intuit MasterBuilder software and related technical support, consulting and training services for the construction industry.
Consumer Tax
Our Consumer Tax business offers a number of tax return preparation products and services that appeal to customers whose returns have varying levels of complexity, consistent with our Right For Me strategy. Our current solutions include:
Consumer Tax Return Preparation Offerings. Our TurboTax products and services are designed to enable individuals and small business owners to prepare their own federal and state personal and small business income tax returns easily, quickly and accurately. They are designed to be easy to use, yet sophisticated enough for complex tax returns. We offer a range of desktop software products as well as TurboTax for the Web, an interactive tax preparation service that enables individual taxpayers to prepare and electronically file their federal and state income tax returns entirely online. One of our premium offerings, TurboTax Premier, addresses the unique income tax needs of investors, Schedule C business owners and rental property owners. In addition, our innovative Instant Data Entry feature enables taxpayers to import data directly into their tax returns from Form W-2 (wages), Form 1098 (mortgage interest) and Form 1099

(interest, dividends and stock transactions) from participating financial institutions and payroll service companies. This feature saves TurboTax users time and increases accuracy.
Electronic Filing Services. Through our electronic filing center, our desktop and web-based tax preparation customers can electronically file their federal income tax returns, as well as state returns in all states that support electronic filing. For the 2004 tax year our online tax services were offered through the web sites of approximately 1,400 financial institutions, electronic retailers and other merchants and on Yahoo!® Finance Tax Center.
Intuit Tax Freedom Project. Under the Intuit Tax Freedom Project, a philanthropic public service initiative of the Intuit Financial Freedom Foundation, in the 2004 tax season we provided online federal income tax return preparation and electronic filing services at no charge to federal taxpayers. We are a member of the Free File Alliance, a consortium of private sector companies that signed a three-year agreement with the federal government in October 2002 under which a number of private sector companies have been providing web-based federal tax preparation and filing services at no cost through voluntary public service initiatives. We donated approximately 2.2 million federal units under this program in fiscal 2005. Unless the government or the consortium elect to terminate the agreement, it will renew every two years in perpetuity after the October 2005 expiration of the initial term. The agreement is currently under negotiation by the federal government and the Free File Alliance for possible changes. See also “Competition – Consumer Tax” later in this Item 1.
Professional Tax
Our Professional Tax segment provides a variety of software and services for accountants and tax preparers in public practice who serve multiple clients. We design, create, sell and support offerings that help professional accountants and tax preparers provide accounting, tax planning and tax compliance services to their individual and business clients and that help them manage their own practices more effectively. Our current tax software product lines include Lacerte and ProSeries. Lacerte software is designed for larger tax practices that prepare the most complex returns. We offer three versions of our ProSeries software: ProSeries Professional Edition, designed for year-round tax practices that prepare moderately complex tax returns; ProSeries Express Edition, designed for tax practices that focus on helping taxpayers obtain their tax refunds quickly; and ProSeries Basic Edition, designed for the needs of smaller and seasonal tax practices. Customers can elect to license professional tax products for a flat fee for unlimited annual use, or use them on a “pay-per-return” basis. Lacerte and ProSeries customers can file their clients’ tax returns using our electronic filing services. We also offer EasyACCT Professional Accounting Series, which allows accountants to create financial statements and prepare tax forms such as Form W-2 and Form 940 for their clients, as well as several other software products that help accountants provide a broader spectrum of services to their clients.
Other Businesses
Quicken Solutions Group
The Quicken Solutions Group includes Quicken software, the Quicken.com personal finance web site and other consumer solutions that help users simplify their financial lives.
Quicken Software. Our Quicken line of desktop software products helps users organize, understand and manage their personal finances. Quicken allows customers to reconcile bank accounts, record credit card and other transactions, write checks, and track investments, mortgages and other assets and liabilities. Quicken also allows customers to flag their tax-related financial transactions and download that information into our TurboTax consumer tax return preparation software. We offer basic and deluxe versions of the product as well as Quicken Premier, which offers more robust investment and tax planning tools; Quicken Premier Home and Business, which allows customers to manage both personal and small business finances in one application; and Quicken for Mac.

Quicken.com and Other Online Services. Our Quicken.com personal finance web site gives Quicken customers access to web-based financial tools, resources and information about a variety of personal finance topics and allows Quicken personal finance software users to monitor their investments online. We offer other online services that we sell separately, including Quicken-branded bill payment. We also offer access to online banking and investment tracking services from various financial institutions that pay us to offer this access.
Other Consumer Solutions. The Quicken Solutions Group also offers other solutions designed to help consumers organize and manage areas of their lives that can be particularly complex and time-consuming. Our other consumer solutions currently include Quicken Medical Expense Manager, which helps users track and manage health care costs, and Quicken Rental Property Manager, which helps users track and manage rental property-related income and expenses.
International
Canada and the United Kingdom. In Canada, we offer versions of QuickBooks that we have “localized,” that is, customized to meet the unique needs of customers in that specific international location. These include QuickBooks software offerings, payroll offerings and service plans. We also offer QuickTax and TaxWiz consumer tax return preparation software; ProFile Financial Application Suite professional tax preparation products and ProFile Advisor memberships for accountants; and localized versions of Quicken in Canada. In the United Kingdom, we offer localized versions of QuickBooks, including products and services sold in partnership with banks.
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
PRODUCT DEVELOPMENT
Since the personal computer and software industries are characterized by rapid technological change, shifting customer needs and frequent new product introductions and enhancements, a continuous high level of investment is required for the enhancement of existing products and the development of new products. We develop the majority of our products internally. We may also supplement our internal development efforts by acquiring strategically important products and technology from third parties, or establishing other relationships that enable us to enhance or expand our offerings more rapidly. We have a number of United States patents and pending applications that relate to various aspects of our products and technology. While we believe that our patents have value, no single patent is essential to any of our business segments.
Our core desktop software products (QuickBooks, TurboTax, Lacerte, ProSeries and Quicken) tend to have fairly predictable, structured development cycles of about a year, with annual product releases. These businesses also develop new products whose development cycles are less predictable. Developing consumer and professional tax software presents unique challenges because of the demanding development cycle required to accurately incorporate tax law and tax form changes within a rigid timetable. The development timing for our outsourced payroll offerings is determined by business needs and regulatory requirements and the length of the development cycle depends on the scope and complexity of each particular project. The product development cycles for the other businesses in our Intuit-Branded Small Business segment also vary, and can be longer than one year for major product releases.
Over the next few years, we expect that we will be developing more versions of more products than ever before. We anticipate that these products will offer increased ease of use, be customized for specific customer categories and feature improved integration with other Intuit and third party products and services and with our internal information systems. Our research and development efforts will be focused on developing new products and services to address customer needs in our more broadly defined markets as well as adding complementary products and services to drive revenue from our core products. We also expect to continue to focus significant research and development efforts on multi-year projects to modernize the software platforms for many of our products. Our research and development expenses were $305.2 million in fiscal 2005, $276.0 million in fiscal 2004 and $250.7 million in fiscal 2003, and represented approximately 15% of total net revenue in each of those periods.
SEASONALITY
Our QuickBooks, Consumer Tax and Professional Tax businesses are highly seasonal. Some of our other offerings, such as Quicken, are also seasonal, but to a lesser extent. Revenue from upgrades for many of our small business software products, including QuickBooks, tend to be concentrated around calendar year end. Sales of income tax preparation products and services are heavily concentrated in the period from November through April. These seasonal patterns mean that our total net revenue is usually highest during our second fiscal quarter ending January 31 and third fiscal quarter ending April 30. We typically report losses in our first fiscal quarter ending October 31 and fourth fiscal quarter ending July 31, when revenue from our tax businesses is minimal while operating expenses continue at relatively consistent levels.
MARKETING, SALES AND DISTRIBUTION
Markets
Our primary target markets are small businesses with up to 250 employees, consumer and professional tax, and accountants. In addition, we have acquired several companies that offer business management solutions to larger businesses. These include outsourced payroll, Intuit Real Estate Solutions, Intuit Distribution Management Solutions and Intuit Construction Business Solutions.
Many of the markets in which we compete are characterized by rapid technological change, shifting customer needs, and frequent new product introductions and enhancements by competitors. Market and industry changes can quickly render existing products and services obsolete, so our success depends on our ability to respond rapidly to these changes with new business models, updated competitive strategies, new or enhanced products and services, alternative distribution methods and other changes in the way we do business.
Marketing Programs
We use a variety of marketing programs to generate software orders, stimulate demand and generally maintain and increase customer awareness of our products and services. These programs include mail, email and telephone solicitations, direct-response newspaper and magazine advertising, and television and radio advertising. We also use workflow-integrated in-product messaging in some of our software products to market other related products and services, including third-party products and services. Customers who respond to direct marketing campaigns and in-product messaging can purchase products and services from us by telephone, through our web sites or through our retail partners.
Sales and Distribution Channels
Direct Sales Channel. We sell many of our products and services directly to our customers through our web sites, call centers and direct sales force. Over the past few years, we have introduced more sophisticated, higher-priced software products and business management solutions, including solutions for businesses in selected industries. As a result, we have been enhancing our direct sales force capabilities to support revenue growth in these areas.
Retail Distribution Channel. We market our QuickBooks, TurboTax and Quicken desktop software at retail in North America primarily through office supply superstores, warehouse clubs, consumer electronics retailers, general mass merchandisers, catalogers and food and drug retailers. In international markets, we also rely on distributors, value-added resellers and other third parties, who sell products into the retail channel.
We continue to benefit from strong relationships with a number of major North American retailers, which allows us to minimize our dependence on any specific retailer. We deliver products to larger retailers through a combination of direct to store deliveries and shipments to central warehouse locations. We also ship products for many of our smaller retail customers through distributors. See “Manufacturing and Distribution” later in this Item 1. We continue to aggressively manage our inventory to optimize in-stock presence and ensure good product placement within retail stores. In response to current retail trends, we are also placing a greater proportion of inventory with retailers on a consignment basis.
As we continue to execute on the Right for Me strategy in each of our businesses, we are, in some product areas, offering software products that are more complex and have higher prices than our traditional retail software products. Our recent tailoring of some of these software products to specific customer needs, including industry-specific versions of QuickBooks, is also resulting in a greater number of Intuit products. We produce and place in-store displays and other retail merchandising aids that educate customers about product functionality and benefits.
OEM Channel. We have relationships with a number of personal computer “original equipment manufacturers,” or OEMs, including Dell Inc., Apple Computer Inc. and Hewlett-Packard. Although aggregate revenue from our OEM channel is much less significant than revenue from our other distribution channels, OEM relationships help us to generate sales of our core desktop software products in two ways. First, some OEMs “pre-bundle” new-user versions of certain desktop software products on the computer systems that the OEMs sell to their customers. These pre-bundled OEM sales are a good source of new customers and future revenues. Second, the other source of revenue from the OEM channel is “after-point of sale” programs, in which customers who have purchased computers with new-user versions of Intuit software that are pre-installed on the desktop can select and purchase additional software products from a suite of offerings at a later date.
Third-Party “Value-Added” Distribution Arrangements. We supplement our direct sales capabilities and our retail and OEM distribution relationships with selected third-party distribution arrangements. We believe these relationships will enhance the growth opportunities for our higher-end product and service offerings by allowing us to benefit from the value-added marketing and sales expertise of these third parties. We currently have arrangements with third parties who have specialized expertise in marketing, selling and providing post-sale implementation services for Innovative Merchant Solutions and some of our Intuit-Branded Small Business solutions. During fiscal 2006 and beyond, we expect to continue to optimize, expand and support our network of third-party relationships.
COMPETITION
Overview
We face intense competition in all of our businesses, both domestically and internationally. Competitive interest and expertise in many of the markets we serve, particularly small business and consumer tax, has grown markedly over the past few years and we expect this trend to continue. Some of our existing competitors have significantly greater financial, technical and marketing resources than we do. As we implement our customer-driven strategies, we face increased competitive threats from larger companies than we have historically faced. In addition, the competitive landscape can shift rapidly as new companies enter markets in which we compete.
Our most obvious competition comes from other companies that offer technology solutions similar to ours. These competitors are shown in the table below. However, for many of our products and services, other important competitive alternatives for customers are manual tools and processes, or general-purpose software. Many of our new customers have used pencil and paper or software such as word processors and spreadsheets, rather than competitors’ software and services, to perform financial tasks. For example, many taxpayers prepared their tax returns manually before using TurboTax; a large number of small businesses used spreadsheets to keep their books and they processed their payroll using spreadsheets and manually-written checks before purchasing QuickBooks; and most of our personal finance customers tracked their finances with spreadsheets, manually or not at all before using Quicken.
Consumer Tax. In the private sector we face intense competition primarily from H&R Block, the makers of TaxCut software, and increasingly from web-based competitive offerings where we are subject to significant and increasing price pressure. We also compete for customers with low-cost assisted tax preparation businesses, such as H&R Block.
We also face potential competitive challenges in our Consumer Tax business from publicly funded government entities that offer electronic tax preparation and filing services at no cost to individual taxpayers. We are a member of the Free File Alliance, a consortium of private sector companies that signed a three-year agreement with the federal government in October 2002. Under this agreement, a number of private sector companies, rather than the federal government, have been providing web-based federal tax preparation and filing services at no cost to federal taxpayers through voluntary public service initiatives such as our Intuit Tax Freedom Project. The agreement is currently under negotiation by the federal government and the Free File Alliance for possible changes. A number of states have adopted similar public-private agreements modeled after the Free File Alliance. However, many other states have taken the opposite approach and offer some form of directly sponsored tax preparation and filing services free to qualified taxpayers. We continue to actively work with others in the private and public sectors to advance the goals of the Free File Alliance policy initiative and to support successful public-private partnership. However, future administrative, regulatory or legislative activity in this area could have a material adverse effect on our Consumer Tax business.
QuickBooks-Related. QuickBooks is the leading product in the retail sales channel for its category. We face potential competitive challenges in our QuickBooks-Related business from Microsoft Corporation, which has announced its intention to target small business customers with accounting software and associated services.
Competitive factors for desktop software. We believe the most important competitive factors for our desktop software products – QuickBooks, TurboTax, Lacerte, ProSeries and Quicken – are ease of use, product features, size of the installed customer base, brand name recognition, value, and product and support quality. Access to distribution channels is also important for our QuickBooks, TurboTax and Quicken products. In addition, the ability for customers to upgrade within product families as their businesses grow is a significant competitive factor for our QuickBooks products. We believe we compete effectively on these factors as QuickBooks, TurboTax and Quicken products are the leading products in the retail sales channel for their respective categories.
Products and services other than desktop software. We believe the most important competitive factors for products and services other than desktop software are features and ease of use, brand name recognition, speed in getting new products and services to market, effective distribution and quality of implementation and support. We believe we compete effectively on these factors. For our service offerings such as outsourced payroll and merchant services, service reliability and scalability of operations are also important factors. Due to the size of our principal competitors in these service businesses, we will need to scale our businesses to compete effectively over the long term. Significant competitive factors for our financial supplies business include ordering convenience, product quality, speed of delivery and price. We believe that our convenient access to our large QuickBooks and Quicken customer bases is a significant competitive advantage for our financial supplies business.

Competitors
The following table shows the significant competitors for each of our major products and services.

Intuit		Significant Competitors

Segment	Product or Service	Name	Product or Service

QuickBooks-Related	QuickBooks	Microsoft Corporation	Microsoft Office Small Business Accounting
		The Sage Group PLC	Best/Peachtree Software
	Financial Supplies	Deluxe Business Systems	Business forms and checks
		Kinko’s, Office Depot, Staples	Business forms
	QuickBooks Payroll	ADP	Tax table subscription and electronic filing services

Intuit-Branded	Assisted Payroll	ADP, Paychex	Payroll tax filing services
Small Business	Complete Payroll	ADP, Paychex, Ceridian	Full-service payroll solutions
		Microsoft’s partnership with ADP	Full-service payroll solutions

Consumer Tax	TurboTax	H&R Block	TaxCut
		2nd Story Software, Inc.	TaxACT

Professional Tax	Lacerte and ProSeries	CCH Incorporated	ProSystem fx product line
		Thomson Corporation	Creative Solutions, GoSystem product lines
		Kleinrock Publishing	ATX product line

Other Businesses	Quicken	Microsoft Corporation	Microsoft Money
CUSTOMER SERVICE AND TECHNICAL SUPPORT
We provide customer service and technical support by telephone, online chat, fax, e-mail and our customer service and technical support web sites. We have full-time and outsourced customer service and technical support staffs, which we supplement with seasonal employees and additional outsourcing during periods of peak call volumes, such as during the tax return filing season or following a major product launch. We outsource to several firms domestically and internationally. Most of our internationally outsourced consumer and small business customer service and technical support personnel are located in India.
We offer free self-help information through our technical support web sites for QuickBooks, TurboTax and Quicken. For example, customers can use our web sites to find answers to commonly asked questions and check on the status of orders. Under support plans, customers can also use our web sites to receive product updates electronically. Support alternatives and fees vary by product. We also sponsor online user communities where customers can share product advice with each other.
MANUFACTURING AND DISTRIBUTION
Desktop Software and Supplies
The major steps involved in manufacturing desktop software are manufacturing CDs, printing boxes and related materials, and assembling and shipping the final products. We have a manufacturing agreement with ModusLink Corp. under which ModusLink provides substantially all outsourced manufacturing related to our retail launches of QuickBooks, TurboTax and Quicken, as well as for day-to-day retail order fulfillment after product launches. Although ModusLink has operations in multiple locations that can provide redundancy if necessary, we have centralized the manufacturing for our retail products in one of their facilities which is co-located with our primary retail fulfillment vendor, Ingram Micro Logistics (IML), a division of Ingram Micro Inc. We also outsource the product manufacturing and distribution for all of our direct sales orders to Arvato Services, Inc., a division of Bertelsmann AG. We use John H. Harland Company exclusively to fulfill orders for all of our printed checks and most other products for our financial supplies business.
Our retail product launches are operationally complex. Our model for product delivery for retail launches and replenishment is a hybrid of direct to store deliveries and shipments to central warehouse locations. This allows improved inventory management by our retailers. We also ship products for many of our smaller retail customers through distributors. We have an agreement with IML under which IML handles all logistics, fulfillment and similar functions for our retail sales.
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
Internet-Based Products and Services
Intuit’s data centers house most of the systems, networks and databases required to operate and deliver our Internet-based products and services. These include QuickBooks Online Edition, QuickBooks Assisted Payroll Service, Complete web-based Payroll, TurboTax for the Web, consumer and professional electronic tax filing services, Quicken.com and QuickBase. Through our data centers, we connect customers to products and services and we store the vast amount of data that represents the content on our web sites. As our businesses continue to move toward delivering more web-based products and services, this infrastructure will become even more critical in the future. Our data centers consist of numerous servers and databases located in several sites across the United States. In an effort to reduce unavailability, or “down time,” for our Internet-based products and services, we generally follow industry-standard practices for creating a fault-tolerant environment, but we do not have complete redundancy. We have back-up processing capabilities that are designed to protect us against site-related disasters for many of our mission-critical applications. Despite our efforts to maintain continuous and reliable server operations, we occasionally experience unplanned outages or technical difficulties.
PRIVACY AND SECURITY OF CUSTOMER INFORMATION
We are subject to various federal and state laws and regulations and financial institution requirements relating to privacy and security. We are also subject to laws and regulations that apply to telemarketing and email activities. Additional laws in both areas are likely to be passed in the future, which could result in significant limitations on the ways in which we can communicate with our customers and significantly increase our compliance costs.
We comply with federal guidelines and practices to help ensure that customers are aware of, and can control, how we use information about them. Our primary web sites, such as QuickBooks.com, TurboTax.com and Quicken.com, have been certified by TRUSTe, an independent, non-profit organization that operates a web site certification program to alleviate users’ concerns about online privacy. We also use privacy statements to provide notice to customers of our privacy practices, as well as provide them the opportunity to furnish instructions with respect to use of their data.
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
GOVERNMENT REGULATION
We offer certain products and services, such as outsourced payroll, which are subject to special regulatory requirements. As we expand our small business products and services, we may become subject to additional government regulation, particularly in the areas of retirement planning and other employer services. New laws or regulations may be adopted in these areas that could impose significant limitations on our business and increase our cost of compliance. We continually analyze new business opportunities, and new businesses that we pursue may require additional costs for regulatory compliance.
INTELLECTUAL PROPERTY
We regard our products as proprietary. We attempt to protect our product technology by relying on a combination of copyright, patent, trade secret and trademark laws, restrictions on disclosure and other methods. In particular, we have a substantial number of registered trademarks including Intuit, QuickBooks, TurboTax, Lacerte, ProSeries and Quicken. We have registered these and other trademarks and service marks in the United States and, depending on the relevance of each brand to other markets, in many foreign countries. The initial duration of trademark registrations varies from country to country and is 10 years in the United States. Most registrations can be renewed perpetually at 10-year intervals. We also currently hold a small but growing patent portfolio. We regularly file applications for patents and trademarks and service marks in order to protect proprietary intellectual property that we believe is important to our business. We also license some intellectual property from third parties for use in our products.
We face a number of risks relating to our intellectual property, including unauthorized use and unauthorized copying, or piracy, of our products. Litigation may be necessary to enforce our intellectual property rights, to protect trade secrets or trademarks, or to determine the validity and scope of the proprietary rights of others. Patents that have been issued to us could be determined to be invalid and may not be enforceable against competitive products in every jurisdiction. Furthermore, other parties have asserted and may, in the future, assert infringement claims against us. For further discussion of our current litigation, see Item 3, Legal Proceedings. These claims and any litigation may result in invalidation of our proprietary rights. Litigation, even if not meritorious, could result in substantial costs and diversion of resources and management attention. In addition, third party licenses may not continue to be available to us on commercially acceptable terms, or at all.
EMPLOYEES
As of August 31, 2005 we had approximately 7,000 employees located in the United States and internationally in Canada, the United Kingdom and several other locations. We believe our future success and growth will depend on our ability to attract and retain qualified employees in all areas of our business. We do not currently have any collective bargaining agreements with our employees, and we believe employee relations are generally good. Although we have employment-related agreements with a number of key employees, these agreements do not guarantee continued service. We believe we offer competitive compensation and a good working environment. We were selected as one of Fortune magazine’s “100 Best Companies to Work For” in April 2002, 2003, 2004 and 2005. However, we face intense competition for qualified employees, and we expect to face continuing challenges in recruiting and retention.

ITEM 2
PROPERTIES
Our principal locations, their purposes and the expiration dates for the leases on facilities at those locations as of July 31, 2005 are shown in the table below. We have renewal options on many of our leases.

		Approximate	Lease
		Square	Expiration
Location	Purpose	Feet	Dates

Mountain View, California	Principal offices, corporate headquarters and headquarters for QuickBooks and Quicken businesses	480,000	2010 - 2015
San Diego, California	Headquarters for Consumer Tax business, general office space and data center	325,000	2007
Tucson, Arizona	Primary customer call center	185,000	2006 - 2009
Plano, Texas	Headquarters for Professional Tax business and data center	165,000	2011
Reno, Nevada	Headquarters for outsourced payroll business	135,000	2005 - 2009
Edmonton, Canada	Headquarters for Intuit Canada	100,000	Owned
Fredericksburg, Virginia	Headquarters for financial supplies sales	75,000	Owned
Calabasas, California	Headquarters for Innovative Merchant Solutions	65,000	2014
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
In addition, our three industry solutions businesses lease their principal facilities in Santa Rosa, California; Boulder, Colorado; Shelton, Connecticut; Hyannis, Massachusetts; and Highland Hills, Ohio. They also lease sales and service offices across the United States and in selected international locations. Finally, we lease or own facilities in a number of other domestic locations and internationally in the United Kingdom and several other locations.
We believe our facilities are adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed. See Note 11 to the financial statements for more information about our lease commitments.

ITEM 3
LEGAL PROCEEDINGS
Muriel Siebert & Co., Inc. v. Intuit Inc., Index No. 03-602942, Supreme Court of the State of New York, County of New York.
On September 17, 2003, Muriel Siebert & Co., Inc. filed a complaint against Intuit alleging various claims for breach of contract, breach of express and implied covenants of good faith and fair dealing, breach of fiduciary duty, misrepresentation and/or fraud, and promissory estoppel. The allegations relate to Quicken Brokerage powered by Siebert, a strategic alliance between the two companies. The complaint seeks compensatory damages in the amount of either $11.1 million or, in the alternative, $9.4 million, as well as punitive damages in the amount of either $33.0 million or $28.2 million, and other damages. Intuit unsuccessfully sought to compel the matter to arbitration. On February 7, 2005, Intuit filed a motion to dismiss all but one of the plaintiff’s claims in New York state court. On September 6, 2005, the court dismissed Siebert’s fraud and punitive damages claims. Intuit believes this lawsuit is without merit and will vigorously defend the litigation.
Intuit/ Quicken Sunsetting Litigation, Master File No. 1-04-CV-016394, Superior Court of California, County of Santa Clara (Anthony Flannery v. Intuit Inc., et al, Civil No. 1-04-CV-016394 and Daniel J. Mason v. Intuit Inc. et al, Civil No. 1-04-CV-018345).
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
On July 29, 2004, plaintiffs filed a consolidated First Amended Complaint. On October 8, 2004, Intuit responded to plaintiffs’ First Amended Complaint by filing demurrers. By Order dated November 12, 2004, the Court sustained the demurrers and dismissed all counts of the First Amended Complaint, holding that the plaintiffs failed to state a claim upon which relief could be granted. The Court allowed plaintiffs to file a Second Amended Complaint, which was served on Intuit. Intuit filed a demurrer to this latest pleading and on April 27, 2005 the Court sustained Intuit’s demurrers, dismissed all counts of the Second Amended Complaint and denied plaintiffs the right to further amend their complaint. On June 1, 2005, the Court entered its final judgment. Although plaintiffs had the right to appeal the Court’s ruling, plaintiffs signed a settlement agreement effective June 17, 2005 where they waived their right to appeal any Judgment or Order in this action. This case is now concluded.
Cynthia Belotti/ Ental Precision Machining v. Intuit Inc., et al, Civil No. 1-04-CV-020277, Superior Court of California, County of Santa Clara.
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

On or about July 13, 2004, plaintiff filed a First Amended Complaint that added Ental Precision Machining, Inc., as plaintiff; plaintiffs’ counsel has also dismissed without prejudice all claims on behalf of Cynthia Belotti. On October 8, 2004, Intuit responded to plaintiffs’ First Amended Complaint by filing demurrers. By Order dated November 12, 2004, the Court sustained the demurrers and dismissed all counts of the First Amended Complaint, holding that the plaintiff failed to state a claim upon which relief could be granted. The Court allowed plaintiff to file a Second Amended Complaint, which was served on Intuit. Intuit filed a demurrer to this latest pleading and on April 27, 2005 the Court sustained Intuit’s demurrers, dismissed all counts of the Second Amended Complaint and denied plaintiff the right to further amend its complaint. On June 1, 2005, the Court entered its final judgment. Although plaintiff had the right to appeal the Court’s ruling, plaintiff signed a settlement agreement effective June 17, 2005 where it waived its right to appeal any Judgment or Order in this action. This case is now concluded.
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
PART II
ITEM 5
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Intuit’s common stock is quoted on the Nasdaq Stock Market under the symbol “INTU.” The following table shows the range of high and low sale prices reported on the Nasdaq Stock Market for the periods indicated. The closing price of Intuit’s common stock on August 31, 2005 was $45.84.

	High	Low
Fiscal year ended July 31, 2004
First quarter	$51.24	$41.67
Second quarter	53.89	45.68
Third quarter	50.44	40.89
Fourth quarter	43.88	35.84

Fiscal year ended July 31, 2005
First quarter	$47.13	$36.94
Second quarter	46.43	38.00
Third quarter	44.83	37.24
Fourth quarter	49.58	40.53

Stockholders
As of August 31, 2005 we had approximately 900 record holders and approximately 83,000 beneficial holders of our common stock.
Dividends
Intuit has never paid any cash dividends on its common stock. From time to time we consider the advisability of paying a cash dividend. We currently anticipate that we will retain all future earnings for use in our business and for repurchases under our stock repurchase programs. We do not anticipate paying any cash dividends in the foreseeable future.
Recent Sales of Unregistered Securities
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Stock repurchase activity during the fourth quarter of fiscal 2005 was as follows:

			Total Number	Approximate
			of Shares	Dollar Value of
	Total Number	Average	Purchased as	Shares That May
	of Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plans

May 1, 2005 through May 31, 2005	991,749	$43.08	991,749	$457,278,516

June 1, 2005 through June 30, 2005	3,739,091	$44.53	3,739,091	$290,780,542

July 1, 2005 through July 31, 2005	-	n/a	-	$290,780,542

Total	4,730,840	$44.22	4,730,840

Notes:

1.	All shares purchased as part of publicly announced plans during the three months ended July 31, 2005 were purchased under our fifth stock repurchase plan, which was authorized by our Board of Directors in May 2005 and expires on May 15, 2008. We expect to continue to repurchase shares under this stock repurchase program during fiscal 2006. No authorized funds remain under our first four stock repurchase programs. For additional information about Intuit’s historical stock repurchase activities, see Note 13 and Note 17 to the financial statements.

ITEM 6
SELECTED FINANCIAL DATA
The following tables show Intuit’s selected financial information for the past five fiscal years. The comparability of the information is affected by a variety of factors, including acquisitions and divestitures of businesses, amortization and impairment of goodwill and purchased intangible assets, gains and losses related to marketable equity securities and other investments and repurchases of common stock under our stock repurchase programs. We adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” on August 1, 2002 and stopped amortizing goodwill on that date. Fiscal years prior to fiscal 2003 reflect significant goodwill amortization charges.
In fiscal 2002 we sold our Quicken Loans mortgage business, in fiscal 2003 we sold our wholly owned Japanese subsidiary, Intuit KK, and in fiscal 2005 we sold our Intuit Public Sector Solutions (IPSS) business. In May 2005 our Board of Directors formally approved a plan to sell our Intuit Information Technology Solutions (ITS) business. We accounted for these businesses as discontinued operations and, accordingly, we have reclassified the selected financial data for all periods presented to reflect Quicken Loans, Intuit KK, IPSS and ITS as discontinued operations. To better understand the information in the tables, investors should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, and the financial statements and related notes in Item 8.
FIVE-YEAR SUMMARY

	Fiscal

Consolidated Statement of Operations Data	2005	2004	2003	2002	2001
(In thousands, except per share amounts)
Total net revenue	$2,037,703	$1,802,224	$1,597,071	$1,310,325	$1,096,062
Total costs and expenses	1,513,605	1,382,741	1,258,451	1,259,623	1,177,420
Operating income (loss) from continuing operations	524,098	419,483	338,620	50,702	(81,358)
Net income (loss) from continuing operations before cumulative effect of accounting change	374,983	323,322	260,155	53,739	(124,656)
Net income (loss) from discontinued operations	6,644	(6,292)	82,879	86,421	27,549
Cumulative effect of accounting change, net of income taxes(a)	-	-	-	-	14,314
Net income (loss)	381,627	317,030	343,034	140,160	(82,793)

Net income (loss) per common share:
Basic net income (loss) per share from continuing operations before cumulative effect of accounting change	$2.03	$1.65	$1.27	$0.25	$(0.60)
Basic net income (loss) per share from discontinued operations	0.04	(0.03)	0.40	0.41	0.13
Cumulative effect of accounting change	-	-	-	-	0.07

Basic net income (loss) per share	$2.07	$1.62	$1.67	$0.66	$(0.40)

Diluted net income (loss) per share from continuing operations before cumulative effect of accounting change	$1.99	$1.61	$1.24	$0.24	$(0.60)
Diluted net income (loss) per share from discontinued operations	0.04	(0.03)	0.39	0.40	0.13
Cumulative effect of accounting change	-	-	-	-	0.07

Diluted net income (loss) per share	$2.03	$1.58	$1.63	$0.64	$(0.40)

(a)	We adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” in fiscal 2001 and recognized the cumulative effect of the change in how we accounted for options to purchase certain shares in that fiscal year. We sold these options in the first quarter of fiscal 2002.

	At July 31,

Consolidated Balance Sheet Data	2005	2004	2003	2002	2001
(In thousands)
Cash, cash equivalents and investments	$994,258	$1,017,963	$1,204,096	$1,224,190	$1,186,215
Working capital	610,935	636,856	832,305	1,234,598	1,359,960
Total assets	2,716,451	2,730,741	2,832,867	3,028,405	2,803,479
Long-term obligations	17,548	16,394	29,265	32,592	12,150
Total stockholders’ equity	1,695,499	1,822,419	1,964,837	2,215,639	2,161,326

ITEM 7
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) includes the following sections:

•	Executive Overview that discusses at a high level our operating results and some of the trends that affect our business.
•	Critical Accounting Policies that we believe are important to understanding the assumptions and judgments underlying our financial statements.
•	Results of Operations that begins with a Financial Overview followed by a more detailed discussion of our revenue and expenses.
•	Liquidity and Capital Resources, which discusses key aspects of our statements of cash flows, changes in our balance sheets and our financial commitments.
•	A section entitled “Risks That Could Affect Future Results,” which details important factors that may significantly impact our future financial performance.
You should note that this MD&A discussion contains forward-looking statements that involve risks and uncertainties. Please see the section entitled “Caution Regarding Forward-Looking Statements” at the end of this Item 7 for important information to consider when evaluating such statements.
You should read this MD&A in conjunction with the financial statements and related notes in Item 8. As discussed below, we sold our Japanese subsidiary, Intuit KK, in fiscal 2003 and our Intuit Public Sector Solutions business in fiscal 2005. In May 2005 our Board of Directors formally approved a plan to sell our Intuit Information Technology Solutions business. We accounted for these businesses as discontinued operations and have accordingly reclassified our financial statements for all periods presented to reflect them as discontinued operations. Unless otherwise noted, the following discussion pertains only to our continuing operations.
Executive Overview
The following overview discusses at a high level our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important in order to understand our financial results for fiscal 2005 as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-K.
About Intuit
Intuit is a leading provider of business and financial management solutions for small business, consumer and professional tax, and accountants. We organize our business into the following five segments:

•	QuickBooks-Related. This segment includes our QuickBooks accounting and business management software for small businesses as well as products and services that can be added on to QuickBooks. These include financial supplies, QuickBooks payroll, merchant services and technical support.
•	Intuit-Branded Small Business. This segment includes products and services that are designed primarily for small and medium-sized businesses and include outsourced payroll and solutions designed to meet the needs of businesses in selected industries.
•	Consumer Tax. This segment includes our TurboTax consumer tax return preparation products and services.
•	Professional Tax. This segment includes our Lacerte and ProSeries professional tax products and services.
•	Other Businesses. This segment consists primarily of our Quicken personal finance products and services and our businesses in Canada and the United Kingdom.

Key Accomplishments in Fiscal 2005
In fiscal 2005, we successfully executed growth strategies focused on our core markets of small business, consumer and professional tax, and accountants. This enabled us to acquire more new customers in these markets and sell more products and services to our large base of customers over their lifetime. We introduced several new products, including: QuickBooks Simple Start, which provides accounting functionality suitable for very small businesses; SnapTax, designed for taxpayers with very simple personal income tax returns; ProSeries Basic Edition, designed for the needs of smaller and seasonal tax practices; ProSeries Express Edition, designed for tax practices that focus on helping taxpayers obtain their tax refunds quickly; Quicken Medical Expense Manager; and Quicken Rental Property Manager.
Overview of Financial Results
Total net revenue for fiscal 2005 was $2.0 billion, up 13% compared with fiscal 2004. The fiscal 2005 revenue increase was primarily due to growth in our QuickBooks-Related and Consumer Tax segments. Fiscal 2005 net income was $381.6 million, up 20% compared with fiscal 2004. Net income increased in fiscal 2005 primarily due to revenue growth that was partially offset by higher spending for infrastructure, implementation of new information systems, new product development and promotion and Sarbanes-Oxley compliance. Diluted net income per share was $2.03 in fiscal 2005, an increase of 28% compared with fiscal 2004. Diluted net income per share grew faster than net income in fiscal 2005 primarily due to the net reduction of average shares outstanding. Average shares outstanding declined as a result of repurchases of common stock under our stock repurchase programs, partially offset by the issuance of shares under option and employee stock purchase plans.
In fiscal 2005 we generated $590.0 million in cash from continuing operations, compared with $552.5 million in fiscal 2004. The fiscal 2005 increase in operating cash flow was primarily due to higher net income from continuing operations. We used $709.2 million in cash for repurchases of common stock under our stock repurchase programs in fiscal 2005.
Seasonality
Our QuickBooks, Consumer Tax and Professional Tax businesses are highly seasonal. Some of our other offerings are also seasonal, but to a lesser extent. Revenue from upgrades for many of our small business software products, including QuickBooks, tends to be concentrated around calendar year end. Sales of income tax preparation products and services are heavily concentrated in the period from November through April. These seasonal patterns mean that our total net revenue is usually highest during our second quarter ending January 31 and third quarter ending April 30. We typically report losses in our first quarter ending October 31 and fourth quarter ending July 31, when revenue from our tax businesses is minimal while operating expenses continue at relatively consistent levels.
Strategy and Trends
Strategy. Intuit’s strategy is to apply our customer-driven invention mindset and processes to solve complex customer problems. The key to our success is our 20-year history of staying focused on customer needs. Our in-depth customer knowledge allows us to make more informed decisions that lead to better products and services for customers.
Opportunities in Our Core Markets. While we have strong positions in our core markets for QuickBooks and TurboTax software, we believe that there are many more opportunities in the markets for small businesses and individual consumers. Many small businesses and individuals are using other methods, such as manual tools and processes or general-purpose software. In fiscal 2005 we began to explore ways to meet the needs of customers that we have never reached before. For example, we introduced QuickBooks Simple Start with accounting functionality for very small businesses and SnapTax for taxpayers with very simple personal income tax returns. We expect to continue this focus in fiscal 2006 and beyond.

Importance of Developing and Introducing New Products and Services. To remain competitive and grow in the future, we must continue to invest in initiatives aimed at uncovering and meeting new customer needs while enhancing our existing offerings to make them even better.
Importance of Technology Infrastructure. Our Internet-based products and services include QuickBooks Online Edition, QuickBooks Assisted Payroll Service, Complete web-based Payroll, TurboTax for the Web and consumer and professional electronic tax filing services. As our businesses continue to move toward delivering more web-based products and services, our technology infrastructure will become even more critical in the future.
Competition. We have formidable competitors, and we expect competition to remain intense during fiscal 2006 and beyond. For example, Microsoft Corporation currently offers a number of competitive small business offerings and has indicated that part of its growth strategy is to focus on the small business market. Microsoft has also announced its intention to target small business customers with accounting software and associated services. In our Consumer Tax business, we face the risk of federal and state taxing authorities developing or contracting to provide software or other systems to facilitate tax return preparation and electronic filing at no charge to taxpayers.
Critical Accounting Policies
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Senior management has reviewed the development and selection of these critical accounting policies and their disclosure in this Annual Report on Form 10-K with the Audit Committee of our Board of Directors.
Net Revenue – Revenue Recognition
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
Net Revenue – Return and Rebate Reserves
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
In the past, actual returns and rebates have approximated and not generally exceeded the reserves that we have established. However, actual returns and rebates in any future period are inherently uncertain. If we were to change our assumptions and estimates, our revenue reserves would change, which would impact the net revenue we report. If actual returns and rebates are significantly greater than the reserves we have established, the actual results would decrease our future reported revenue. Conversely, if actual returns and rebates are significantly less than our reserves, this would increase our future reported revenue. For example, if we had increased our fiscal 2005 returns reserves by 1% of non-consignment sales to retailers for QuickBooks, TurboTax and Quicken, our fiscal 2005 total net revenue would have been $3.6 million lower. If rebate redemptions for our QuickBooks, TurboTax and Quicken products were to increase by 1%, our annual total net revenue would decrease by approximately $1.2 million.
Allowance for Doubtful Accounts
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
Goodwill, Purchased Intangible Assets and Other Long-Lived Assets – Impairment Assessments
We make judgments about the recoverability of purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate that an other-than-temporary impairment in the remaining value of the assets recorded on our balance sheet may exist. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that could not have been reasonably foreseen in prior periods. In order to estimate the fair value of long-lived assets, we typically make various assumptions about the future prospects for the business that the asset relates to, consider market factors specific to that business and estimate future cash flows to be generated by that business. We evaluate cash flows at the lowest operating level and the number of reporting units that we have identified may make impairment more probable than it would be at a company with fewer reporting units and integrated operations following acquisitions. Based on these assumptions and estimates, we determine whether we need to record an impairment charge to reduce the value of the asset stated on our balance sheet to reflect its estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. More conservative assumptions of the anticipated future benefits from these businesses could result in impairment charges, which would decrease net income and result in lower asset values on our balance sheet. Conversely, less conservative assumptions could result in smaller or no impairment charges, higher net income and higher asset values. In fiscal 2004 we recorded an impairment charge of $18.7 million on goodwill associated with our Intuit Public Sector Solutions business, which was subsequently sold. At July 31, 2005 we had $509.5 million in goodwill and $69.7 million in net purchased intangible assets on our balance sheet.
Accounting for Stock-Based Incentive Programs
Through the end of fiscal 2005, we measured compensation expense for our stock-based incentive programs using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under this method, we did not record compensation expense when stock options were granted to eligible participants as long as the exercise price was not less than the fair market value of the stock when the option was granted. We also did not record compensation expense for shares purchased in connection with our Employee Stock Purchase Plan as long as the purchase price of the stock was not less than 85% of the lower of the fair market value of the stock at the beginning of each offering period or at the end of each purchase period. In accordance with SFAS 123, “Accounting for Stock-Based Compensation,”and SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” we disclosed our pro forma net income or loss and net income or loss per share as if the fair value-based method had been applied in measuring compensation expense for our stock-based incentive programs.
To determine the pro forma impact of applying SFAS 123, we estimated the fair value of our options using the Black Scholes option valuation model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires the input of highly subjective assumptions including the expected volatility of our common stock price. The assumptions we used for the valuation model are set forth in Note 1 to the financial statements.
The appropriate volatility factor for stock options and for our Employee Stock Purchase Plan is the estimated future volatility of our stock over the expected life of the options. Prior to the fourth quarter of fiscal 2004 we estimated the volatility factors for stock options and for our Employee Stock Purchase Plan using the historical volatility of our stock over the most recent five-year period. From the fourth quarter of fiscal 2004 through the third quarter of fiscal 2005 we estimated the volatility factors for stock options using the historical volatility of our stock over the most recent three-year period, which was approximately equal to the average expected life of our options. During that time we estimated the volatility factors for our Employee Stock Purchase Plan using the historical volatility of our stock over the most recent one-year period, which was equal to the length of the offering periods under that plan. Beginning in the fourth quarter of fiscal 2005 we estimated the volatility factors for stock options and for our Employee Stock Purchase Plan using the implied volatility of our stock. We estimated the implied volatility of our stock using the prices of publicly traded options, which we believe provides a more accurate estimate of expected volatility factors over the life of the options.
Our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. In the future, we may elect to use different assumptions under the Black Scholes valuation model or a different valuation model, which could result in a significantly different impact on our net income or loss.
On December 16, 2004 the FASB issued SFAS 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS 123. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. This standard is effective for public companies for fiscal years beginning after June 15, 2005. We are required to adopt this new standard in the first quarter of our fiscal year ending July 31, 2006. The adoption of SFAS 123(R)’s fair value method will have a significant adverse impact on our net income and net income per share. See “Recent Accounting Pronouncements” later in this Item 7.
Legal Contingencies
We are subject to certain legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. We review the status of each significant matter quarterly and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we record a liability and an expense for the estimated loss. Significant judgment is required in both the determination of probability and the determination of whether an exposure is reasonably estimable. Our accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Potential legal liabilities and the revision of estimates of potential legal liabilities could have a material impact on our results of operations and financial position.
Income Taxes – Estimates of Effective Tax Rates, Deferred Taxes and Valuation Allowance
When we prepare our financial statements, we estimate our income taxes based on the various jurisdictions where we conduct business. Significant judgment is required in determining our worldwide income tax provision. We recognize liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. We record an additional amount in our provision for income taxes in the period in which we determine that our recorded tax liability is less than we expect the ultimate tax assessment to be. If in a later period we determine that payment of this additional amount is unnecessary, we reverse the liability and recognize a tax benefit in that later period. As a result, our ongoing assessments of the probable outcomes of the audit issues and related tax positions require judgment and can materially increase or decrease our effective tax rate and materially affect our operating results. This also requires us to estimate our current tax exposure and to assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our balance sheet. We must then assess the likelihood that our deferred tax assets will be realized. To the extent we believe that realization is not likely, we establish a valuation allowance. When we establish a valuation allowance or increase this allowance in an accounting period, we record a corresponding tax expense on our statement of operations.
Our net deferred tax asset at July 31, 2005 was $173.3 million, net of the valuation allowance of $6.0 million. We recorded the valuation allowance to reflect uncertainties about whether we will be able to utilize some of our deferred tax assets (consisting primarily of certain state capital loss carryforwards) before they expire. The valuation allowance is based on our estimates of taxable income for the jurisdictions in which we operate and the period over which our deferred tax assets will be realizable. While we have considered future taxable income in assessing the need for the valuation allowance, we could be required to increase the valuation allowance to take into account additional deferred tax assets that we may be unable to realize. An increase in the valuation allowance would have an adverse impact, which could be material, on our income tax provision and net income in the period in which we make the increase.

Results of Operations
Financial Overview

	Fiscal	Fiscal	Fiscal	2005-2004	2004-2003
	2005	2004	2003	% Change	% Change
(Dollars in millions, except per share amounts)
Total net revenue	$2,037.7	$1,802.2	$1,597.1	13%	13%
Operating income from continuing operations	524.1	419.5	338.6	25%	24%
Net income from continuing operations	375.0	323.3	260.1	16%	24%
Diluted net income per share from continuing operations	$1.99	$1.61	$1.24	24%	30%
Net cash provided by operating activities of continuing operations	$590.0	$552.5	$552.0	7%	0%
Total net revenue increased in fiscal 2005 compared with fiscal 2004 primarily due to growth in QuickBooks, QuickBooks Payroll and Innovative Merchant Solutions merchant services revenue in our QuickBooks-Related segment and to growth in TurboTax for the Web and electronic filing and refund transfer services in our Consumer Tax segment. Total net revenue increased in fiscal 2004 compared with fiscal 2003 primarily due to higher QuickBooks Payroll revenue in our QuickBooks-Related segment and to growth in revenue from TurboTax for the Web and electronic filing services in our Consumer Tax segment.
Operating income from continuing operations grew faster than total net revenue in fiscal 2005 because the increase in total net revenue was only partially offset by higher spending for infrastructure, implementation of our new information systems, new product development and promotion and Sarbanes-Oxley compliance. Operating income from continuing operations grew faster than total net revenue in fiscal 2004 primarily due to an increase in revenue from higher-margin products, such as industry-specific versions of QuickBooks and QuickBooks Payroll, and to the fact that we reduced costs while revenue grew in our Quicken business.
Net income from continuing operations grew more slowly than operating income from continuing operations in fiscal 2005. In fiscal 2004 we reversed $35.7 million in reserves related to potential income tax exposures that were resolved while in fiscal 2005 we reversed only $25.7 million of such reserves. Net income from continuing operations grew at about the same rate as operating income from continuing operations in fiscal 2004 primarily because lower interest and other income and lower gains on marketable equity securities and other investments were offset by our reversal of $35.7 million in reserves related to potential income tax exposures that were resolved.
Diluted net income per share from continuing operations grew faster than net income from continuing operations in fiscal 2005 and 2004 primarily due to the net reduction of average shares outstanding. Average shares outstanding declined as a result of repurchases of common stock under our stock repurchase programs, partially offset by the issuance of shares under option and employee stock purchase plans.
At July 31, 2005 our cash, cash equivalents and investments totaled $994.3 million, a decrease of $23.7 million from July 31, 2004. In fiscal 2005 we generated cash primarily from continuing operations and by issuing common stock under employee stock plans. We used cash in fiscal 2005 primarily for repurchases of common stock under our stock repurchase programs and capital expenditures. In fiscal 2005 we bought 16.2 million shares of our common stock under our stock repurchase programs at an average price of $43.72 for a total price of $709.2 million. We completed our fourth stock repurchase program in March 2005. In May 2005 our Board of Directors authorized us to repurchase up to $500.0 million of our common stock from time to time over a three-year period under a fifth repurchase plan that expires on May 15, 2008. At July 31, 2005 authorized funds of $290.8 million remained available under this fifth stock repurchase program. We expect to continue to repurchase shares under this program during fiscal 2006.

Total Net Revenue
The table below and the discussion of total net revenue that follows it are organized in accordance with our five reportable business segments. See Note 9 to the financial statements for descriptions of product, service and other revenue for each segment.

		% Total		% Total		% Total
	Fiscal	Net	Fiscal	Net	Fiscal	Net	2005-2004	2004-2003
	2005	Revenue	2004	Revenue	2003	Revenue	% Change	% Change
(Dollars in millions)
QuickBooks-Related
Product	$593.6		$534.1		$465.1
Service	150.3		97.1		70.5
Other	9.1		22.7		17.0

Subtotal	753.0	37%	653.9	36%	552.6	35%	15%	18%

Intuit-Branded Small Business
Product	38.0		39.0		33.7
Service	192.6		166.8		150.9
Other	0.1		1.1		1.7

Subtotal	230.7	11%	206.9	12%	186.3	12%	11%	11%

Consumer Tax
Product	242.2		231.7		231.1
Service	328.2		257.9		189.2
Other	0.3		0.4		2.6

Subtotal	570.7	28%	490.0	27%	422.9	26%	16%	16%

Professional Tax
Product	233.5		226.1		223.8
Service	31.5		25.8		19.6
Other	-		-		-

Subtotal	265.0	13%	251.9	14%	243.4	15%	5%	3%

Other Businesses
Product	135.4		148.2		141.2
Service	21.4		7.8		4.5
Other	61.5		43.5		46.2

Subtotal	218.3	11%	199.5	11%	191.9	12%	9%	4%

Total net revenue	$2,037.7	100%	$1,802.2	100%	$1,597.1	100%	13%	13%

Total Net Revenue by Business Segment
QuickBooks-Related
Fiscal 2005 Compared with Fiscal 2004. QuickBooks-Related total net revenue increased in fiscal 2005 compared with fiscal 2004 primarily due to higher QuickBooks, Innovative Merchant Solutions merchant services and QuickBooks Payroll revenue. QuickBooks revenue grew on higher unit volume resulting primarily from an increase in new customers and on a favorable product mix. The increase in merchant services revenue was primarily due to growth in the customer base, higher transaction volume per customer and our discontinuation of the outsourcing of certain merchant processing services beginning in the fourth quarter of fiscal 2004. In fiscal 2005 we completed the transition to recognizing the full revenue from processing merchant transactions that were formerly processed through two major banks rather than the smaller profit-sharing fees we would have received under our prior arrangement with those banks. QuickBooks Payroll revenue was higher in fiscal 2005 compared with fiscal 2004 primarily because of growth in the customer base, price increases and the successful launch of our higher-priced Enhanced Payroll Plus offering. Enhanced Payroll Plus provides QuickBooks software upgrades in addition to federal and state tax forms and workers’ compensation tracking.
Fiscal 2004 Compared with Fiscal 2003. QuickBooks-Related total net revenue grew in fiscal 2004 compared with fiscal 2003 due to increased sales of higher-priced industry-specific versions of QuickBooks and higher QuickBooks Payroll revenue driven by growth in the average customer base, an increase in QuickBooks-related services and the realization in fiscal 2004 of the full impact of a December 2002 price increase. The October 2003 acquisition of our Innovative Merchant Solutions merchant services business also contributed to the higher fiscal 2004 total net revenue in this segment.
Intuit-Branded Small Business
Fiscal 2005 Compared with Fiscal 2004. Intuit-Branded Small Business total net revenue increased in fiscal 2005 compared with fiscal 2004 primarily due to growth in our outsourced payroll and Intuit Real Estate Solutions (IRES) businesses. Higher outsourced payroll revenue was driven by growth in the number of QuickBooks Assisted Payroll Service and Complete Payroll customers processing payrolls, price increases and higher interest income on funds held for payroll customers, partially offset by attrition in the Premier Payroll Service customer base. The increase in IRES revenue was a result of growth in sales to larger customers.
Fiscal 2004 Compared with Fiscal 2003. Intuit-Branded Small Business total net revenue increased in fiscal 2004 compared with fiscal 2003 primarily due to new client acquisition in our wholesale durable goods and property management solutions businesses as well as higher average selling prices from increased customer use of support and other services in these businesses.
Consumer Tax
Fiscal 2005 Compared with Fiscal 2004. Consumer Tax total net revenue increased in fiscal 2005 compared with fiscal 2004 primarily due to higher federal TurboTax for the Web units and to volume and price increases in electronic filing and refund transfer services.
Fiscal 2004 Compared with Fiscal 2003. Consumer Tax total net revenue increased in fiscal 2004 compared with fiscal 2003 as a result of TurboTax for the Web and retail desktop unit growth, higher attach rates for electronic filing services and higher average selling prices.
Professional Tax
Fiscal 2005 Compared with Fiscal 2004. Professional Tax total net revenue increased in fiscal 2005 compared with fiscal 2004 primarily due to an increase in Lacerte product revenue driven by improved customer retention rates and to bank product transmission services volume from our new ProSeries Express product.
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

Other Businesses
Fiscal 2005 Compared with Fiscal 2004. Other Businesses total net revenue increased in fiscal 2005 compared with fiscal 2004. Quicken service revenue was higher in fiscal 2005 primarily due to the growing base of financial institutions paying for Quicken connectivity and growth in our bill payment customer base. Canadian revenue increased in fiscal 2005 primarily due to market share gains for QuickBooks software and higher subscription revenue for payroll services that was driven by improvements in service levels.
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
Cost of Revenue

		% of		% of		% of
	Fiscal	Related	Fiscal	Related	Fiscal	Related	2005-2004	2004-2003
	2005	Revenue	2004	Revenue	2003	Revenue	% Change	% Change
(Dollars in millions)
Cost of product revenue	$164.6	13%	$170.8	14%	$172.2	16%	-4%	-1%
Cost of service revenue	184.0	25%	158.1	28%	145.6	33%	16%	9%
Cost of other revenue	24.1	34%	24.2	36%	19.2	28%	0%	26%
Amortization of purchased intangible assets	10.3	n/a	10.2	n/a	11.4	n/a	1%	-11%

Total cost of revenue	$383.0	19%	$363.3	20%	$348.4	22%	5%	4%

Our cost of revenue has four components: (1) cost of product revenue, which includes the direct costs of manufacturing and shipping our software products; (2) cost of service revenue, which reflects direct costs associated with providing services, including data center costs related to delivering Internet-based services; (3) cost of other revenue, which includes costs associated with generating advertising and online transactions revenue; and (4) amortization of purchased intangible assets, which represents the cost of amortizing over their useful lives developed technologies that we obtained through acquisitions.
Fiscal 2005 Compared with Fiscal 2004. Cost of service revenue as a percentage of service revenue decreased in fiscal 2005 compared with fiscal 2004 primarily due to growth in our Consumer Tax electronic filing revenue and Innovative Merchant Solutions merchant services revenue, both of which had minimal cost increases associated with the related revenue increases, and to customer service efficiencies in our outsourced payroll business.
Fiscal 2004 Compared with Fiscal 2003. Cost of product revenue as a percentage of product revenue decreased in fiscal 2004 compared with fiscal 2003. This was primarily due to a continuing shift toward sales of our higher-priced QuickBooks products and to lower royalties incurred for our Consumer Tax and Quicken products.
Cost of service revenue as a percentage of service revenue decreased in fiscal 2004 compared with fiscal 2003. This decrease was due in part to growth in our Consumer Tax electronic filing revenue, which had minimal incremental costs. Cost of service revenue as a percentage of service revenue also decreased in fiscal 2004 due to growth in revenue from the higher-margin Innovative Merchant Solutions merchant services business we acquired in the first quarter of fiscal 2004.
Operating Expenses

		% Total		% Total		% Total
	Fiscal	Net	Fiscal	Net	Fiscal	Net	2005-2004	2004-2003
	2005	Revenue	2004	Revenue	2003	Revenue	% Change	% Change
(Dollars in millions)
Selling and marketing	$583.4	29%	$541.4	30%	$481.8	30%	8%	12%
Research and development	305.2	15%	276.0	15%	250.7	16%	11%	10%
General and administrative	225.5	11%	178.7	10%	143.8	9%	26%	24%

Total core operating expenses	1,114.1	55%	996.1	55%	876.3	55%	12%	14%
Acquisition-related charges	16.5	1%	23.4	2%	33.8	2%	-29%	-31%

Total operating expenses	$1,130.6	56%	$1,019.5	57%	$910.1	57%	11%	12%

We define core operating expenses as the controllable costs of running our business. Selling and marketing expenses include the cost of providing customer service and technical support to customers who have not purchased support plans. Individually and in the aggregate, core operating expenses as a percentage of total net revenue were generally consistent in the periods presented. Total core operating expenses in dollars increased in fiscal 2005 compared with fiscal 2004 primarily due to spending for infrastructure, implementation of our new information systems, new product development and promotion and Sarbanes-Oxley compliance. We plan to continue to upgrade our new information systems to improve performance and support our future growth. We also plan to continue to spend for new product development and promotion. Total core operating expenses in dollars increased in fiscal 2004 compared with fiscal 2003 primarily due to spending for infrastructure and implementation of our new information systems.

Segment Operating Income (Loss)
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. Segment expenses do not include certain costs, such as corporate general and administrative expenses, that are not allocated to specific segments. These unallocated costs totaled $388.0 million in fiscal 2005, $348.5 million in fiscal 2004 and $318.3 million in fiscal 2003. In addition, segment expenses do not include amortization of purchased intangible assets, acquisition-related charges, and impairment of goodwill and purchased intangible assets. Segment expenses also do not include interest and other income and realized net gains or losses on marketable equity securities. See Note 9 to the financial statements for reconciliations of total segment operating income to income from continuing operations for each fiscal year presented.

		% of		% of		% of
	Fiscal	Related	Fiscal	Related	Fiscal	Related	2005-2004	2004-2003
	2005	Revenue	2004	Revenue	2003	Revenue	% Change	% Change
(Dollars in millions)
QuickBooks-Related	$321.9	43%	$289.0	44%	$247.6	45%	11%	17%
Intuit-Branded Small Business	15.6	7%	(12.1)	-	(16.3)	-	NM	NM
Consumer Tax	379.8	67%	320.3	65%	271.6	64%	19%	18%
Professional Tax	132.7	50%	138.5	55%	141.4	58%	-4%	-2%
Other Businesses	88.9	41%	66.0	33%	57.8	30%	35%	14%

Total segment operating income	$938.9	46%	$801.7	44%	$702.1	44%	17%	14%

QuickBooks-Related
Fiscal 2005 Compared with Fiscal 2004. QuickBooks-Related segment operating income as a percentage of related revenue was flat in fiscal 2005 compared with fiscal 2004. The 15% revenue increase compared with fiscal 2004 was offset by increased spending for QuickBooks product development, technical support and marketing in fiscal 2005.
Fiscal 2004 Compared with Fiscal 2003. QuickBooks-Related segment operating income as a percentage of related revenue was flat in fiscal 2004 compared with fiscal 2003. The 18% revenue increase compared with fiscal 2004 included strong growth in our high-margin QuickBooks Payroll business and the first quarter fiscal 2004 acquisition of Innovative Merchant Solutions. The higher fiscal 2004 revenue was offset by increases in spending for QuickBooks product development, technical support, marketing programs and direct sales personnel and infrastructure.
Intuit-Branded Small Business
Fiscal 2005 Compared with Fiscal 2004. Our Intuit-Branded Small Business segment had operating income in fiscal 2005 after experiencing an operating loss in fiscal 2004. This was primarily due to outsourced payroll revenue growth combined with customer service efficiencies, the consolidation of regional sales facilities and a reorganization of the sales force that resulted in lower spending in that business in fiscal 2005.
Fiscal 2004 Compared with Fiscal 2003. Our Intuit-Branded Small Business segment had a smaller operating loss in fiscal 2004 than it did in fiscal 2003. Revenue for this segment grew 11% while we held costs steady in our industry solutions businesses. Partially offsetting these improvements, outsourced payroll operating income was lower in fiscal 2004 because we incurred expenses for additional sales and service personnel during the first half of the year.

Consumer Tax
Fiscal 2005 Compared with Fiscal 2004. Consumer Tax segment operating income as a percentage of related revenue was slightly higher in fiscal 2005 compared with fiscal 2004. Higher revenue from TurboTax federal units and volume and price increases in electronic filing and refund transfer services was offset by higher expenses for advertising, product development, customer support and retail merchandising.
Fiscal 2004 Compared with Fiscal 2003. Consumer Tax segment operating income as a percentage of related revenue was flat in fiscal 2004 compared with fiscal 2003. Higher revenue and gross margin improvements due to higher average selling prices and growing high-margin service revenues were partially offset by additional costs incurred for national television and radio advertising in fiscal 2004.
Professional Tax
Fiscal 2005 Compared with Fiscal 2004. Professional Tax segment operating income as a percentage of related revenue decreased in fiscal 2005 compared with fiscal 2004. Higher revenue was more than offset by higher spending for overall customer support and for product development and marketing related to our new ProSeries Basic and ProSeries Express products.
Fiscal 2004 Compared with Fiscal 2003. Professional Tax segment operating income as a percentage of related revenue declined slightly on a 3% revenue increase in fiscal 2004 compared with fiscal 2003. Segment operating income did not grow in fiscal 2004 because of increased spending on product development and customer service.
Other Businesses
Fiscal 2005 Compared with Fiscal 2004. Other Businesses segment operating income as a percentage of related revenue increased in fiscal 2005 compared with fiscal 2004. Quicken revenue was higher while Quicken cost of revenue was relatively flat primarily due to savings resulting from the outsourcing of our Quicken.com website. Higher revenue combined with relatively stable spending also produced better fiscal 2005 operating margins in Canada.
Fiscal 2004 Compared with Fiscal 2003. Other Businesses segment operating income as a percentage of related revenue increased slightly in fiscal 2004 compared with fiscal 2003. Quicken revenue increased on relatively flat spending and we exited the unprofitable online brokerage business in the first quarter of fiscal 2004. Partially offsetting the Quicken improvements, Canadian operating income as a percentage of related revenue was down in fiscal 2004 due to lower revenue on relatively stable spending.
Non-Operating Income and Expenses
Interest and Other Income

	Fiscal	Fiscal	Fiscal
	2005	2004	2003

Interest income	$17.5	$13.6	$22.1
Quicken Loans royalties and fees	9.8	10.2	10.1
Net foreign exchange gain	(0.1)	2.7	5.1
Insurance settlement	-	2.2	-
Other	(0.5)	1.7	1.1

Total interest and other income	$26.7	$30.4	$38.4

Higher interest rates and slightly higher average invested balances resulted in an increase in interest income in fiscal 2005 compared with fiscal 2004. Interest income decreased in fiscal 2004 compared with 2003 due to lower interest rates and lower average invested balances that were a result of common stock repurchases under our stock repurchase programs and acquisitions. Total interest and other income for all periods presented included royalties from trademark license and distribution agreements that we entered into when we sold our Quicken Loans mortgage business in July 2002. See Note 8 to the financial statements. The decrease in net foreign exchange gains in fiscal 2005 compared with fiscal 2004 and in fiscal 2004 compared with fiscal 2003 resulted primarily from our conversion of a significant portion of our Canadian intercompany balances to long-term investments in that subsidiary in the third quarter of fiscal 2004. This reduced our statement of operations exposure to fluctuations in foreign exchange rates.
Income Taxes
Our effective tax rate was 32.6% for fiscal 2005, 28.4% for fiscal 2004 and 32.9% for fiscal 2003. Our effective tax rate for fiscal 2005 differed from the federal statutory rate primarily due to the net effect of the reversal of $25.7 million in reserves related to potential income tax exposures that were resolved, the federal research and experimental credit and to the benefit received from tax-exempt interest income offset by state taxes. Our effective tax rate for fiscal 2004 differed from the federal statutory rate primarily due to the net effect of the reversal of $35.7 million in reserves related to potential income tax exposures that were resolved, the federal research and experimental credit and to the benefit received from tax-exempt interest income offset by state taxes and acquisition-related charges. Our effective tax rate for fiscal 2003 differed from the federal statutory rate primarily due to the net effect of the benefit received from tax-exempt interest income and various tax credits offset by state taxes and acquisition-related charges. See Note 12 to the financial statements.
At July 31, 2005 we had net deferred tax assets of $173.3 million, which included a valuation allowance of $6.0 million for certain state capital loss carryforwards. We decreased the valuation allowance by $1.5 million in fiscal 2005 due to the realization of state capital loss carryforwards that were previously estimated to be unrealizable and adjustments made to foreign net operating loss carryforwards. The allowance reflects management’s assessment that we may not receive the benefit of certain loss carryforwards in certain state jurisdictions. While we believe our current valuation allowance is sufficient, it may be necessary to increase this amount if it becomes more likely that we will not realize a greater portion of the net deferred tax assets. We assess the need for an adjustment to the valuation allowance on a quarterly basis. See Note 12 to the financial statements.
Discontinued Operations
Intuit Information Technology Solutions
In May 2005 our Board of Directors formally approved a plan to sell our Intuit Information Technology Solutions (ITS) business. In accordance with the provisions of SFAS 144, we determined that ITS became a long-lived asset held for sale and a discontinued operation in the fourth quarter of fiscal 2005. Consequently, we have segregated the operating results of ITS from continuing operations on our statement of operations for all periods presented. Since the carrying value of ITS at July 31, 2005 was less than the estimated fair value less cost to sell, no adjustment to the carrying value of this long-lived asset was necessary during the fourth quarter of fiscal 2005. See Note 8 to the financial statements.
Intuit Public Sector Solutions
In December 2004 we sold our Intuit Public Sector Solutions (IPSS) business for approximately $11 million and accounted for the sale as a discontinued operation. In accordance with SFAS 144, we have segregated the operating results of IPSS from continuing operations on our statement of operations for all periods prior to the sale. In fiscal 2005 we recorded a loss on disposal of IPSS of $4.8 million that included an income tax provision of $4.3 million for the estimated tax payable in connection with the tax gain on the transaction. The fiscal 2004 net loss from Intuit Public Sector Solutions discontinued operations included a goodwill impairment charge of $18.7 million. See Note 8 to the financial statements.

Intuit KK
In February 2003 we sold our wholly owned Japanese subsidiary, Intuit KK, and accounted for the sale as a discontinued operation. In accordance with SFAS 144, we have segregated the operating results of Intuit KK from continuing operations on our statement of operations for all periods prior to the sale. In fiscal 2003 we recorded a gain on disposal of this discontinued operation of $71.0 million, net of income taxes of $5.1 million. See Note 8 to the financial statements.
Liquidity and Capital Resources
Statements of Cash Flows
At July 31, 2005 our cash, cash equivalents and investments totaled $994.3 million, a decrease of $23.7 million from July 31, 2004. In fiscal 2005 we generated cash primarily from continuing operations and by issuing common stock under employee stock plans. We used cash in fiscal 2005 primarily for repurchases of common stock under our stock repurchase programs and capital expenditures. The following table summarizes selected items from our statements of cash flows for fiscal 2005, 2004 and 2003. See the financial statements in Item 8 for complete statements of cash flows for those periods.

	Fiscal	Fiscal	Fiscal
	2005	2004	2003
(In millions)
Net cash provided by operating activities of continuing operations	$590.0	$552.5	$552.0
Net income from continuing operations	375.0	323.3	260.2
Depreciation	100.0	77.3	73.4
Acquisition-related costs	26.8	33.6	45.1

Net cash used in investing activities of continuing operations	(1.6)	(208.2)	(320.5)
Acquisitions of businesses, net of cash acquired	(4.3)	(121.4)	(43.2)
Net liquidation (purchases) of available-for-sale debt securities	69.9	(64.3)	(230.6)
Purchases of property and equipment	(38.2)	(51.8)	(41.2)
Capitalization of internal use software	(31.4)	(65.8)	(42.9)

Net cash used in financing activities	(548.1)	(510.0)	(661.7)
Purchase of treasury stock	(709.9)	(610.2)	(814.3)
Net proceeds from issuance of common stock	165.8	119.1	155.9

Net cash provided by discontinued operations	17.3	24.2	184.6

Net increase (decrease) in cash and cash equivalents	57.9	(141.3)	(241.5)
We generated cash from our operating activities during fiscal 2005, 2004 and 2003, primarily from net income from continuing operations in each of those years.
We used cash for investing activities during fiscal 2005, 2004 and 2003. Our primary use of cash for investing activities in fiscal 2004 was for business acquisitions. Our primary use of cash for investing activities in fiscal 2003 was for net purchases of available-for-sale debt securities.
We used cash for financing activities in fiscal 2005, 2004 and 2003, primarily for the repurchase of common stock under our stock repurchase programs. See “Stock Repurchase Programs” below and Note 13 to the financial statements. This was partially offset by proceeds that we received from the issuance of common stock under employee stock plans in each of these fiscal years.
Cash generated by discontinued operations in fiscal 2003 included collection of $245.6 million in amounts due from the purchaser of our Quicken Loans business and a net gain of $71.0 million from the sale of Intuit KK. See Note 8 to the financial statements.

Stock Repurchase Programs
Intuit’s Board of Directors has initiated a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. The following table summarizes the historical activity under our stock repurchase programs as of July 31, 2005.

	Date Initiated/		Amount	Amount	Shares
Plan Name	Increased	Date Concluded	Authorized	Repurchased	Repurchased

(Dollars in millions)
Repurchase Plan I	May 2001/July 2002	December 2002	$750.0	$750.0	16,602,583
Repurchase Plan II	March 2003	November 2003	500.0	500.0	11,280,609
Repurchase Plan III	August 2003	June 2004	500.0	500.0	11,197,779
Repurchase Plan IV	May 2004	March 2005	500.0	500.0	11,493,290
Repurchase Plan V	May 2005	Still active	500.0	209.2	4,730,840
In May 2005 our Board of Directors authorized the repurchase of up to $500.0 million of our common stock from time to time over a three-year period under Repurchase Plan V, which expires on May 15, 2008. At July 31, 2005 authorized funds of approximately $290.8 million remained under Repurchase Plan V. We expect to continue to repurchase shares under this plan in fiscal 2006.
Loans to Executive Officers and Other Employees
Outstanding loans to executive officers and other employees totaled $9.2 million at July 31, 2005 and $17.1 million at July 31, 2004. Loans to executive officers and other employees at July 31, 2005 excluded a $5.5 million secured loan to one executive officer who ceased to be an Intuit employee in the third quarter of fiscal 2005. We transferred this loan to other long-term assets on our balance sheet in that quarter. Loans to executive officers are primarily relocation loans that are generally secured by real property and have original maturity dates of up to 10 years. At July 31, 2005 no loans were in default and all interest payments were current in accordance with the terms of the loan agreements. Consistent with the requirements of the Sarbanes-Oxley Act of 2002, no loans to executive officers have been made or modified since July 30, 2002 and we do not intend to make or modify loans to executive officers in the future. See Note 17 to the financial statements.
Repurchases of Vested Restricted Stock
In the third quarters of fiscal 2005, 2004 and 2003, we entered into share repurchase agreements with Stephen M. Bennett, our chief executive officer, pursuant to which we repurchased shares of our common stock from Mr. Bennett at the closing price quoted on The Nasdaq Stock Market on the dates of repurchase. We repurchased 15,945 shares of our common stock at $41.81 per share from Mr. Bennett in fiscal 2005, 17,157 shares at $44.64 per share in fiscal 2004 and 17,532 shares at $39.02 in fiscal 2003. All of the proceeds from these repurchases were remitted to federal and state taxing authorities to satisfy Mr. Bennett’s federal, state and Medicare tax withholding obligations resulting from the vesting of 37,500 shares of our common stock in each of those three quarters under his January 2000 new-hire restricted stock awards. These repurchases were approved by our Board of Directors.
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

Off-Balance Sheet Arrangements
As of July 31, 2005 we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulations S-K.
Contractual Obligations
The following table summarizes our known contractual obligations to make future payments at July 31, 2005:

	Payments Due by Period

	Less than 1	1-3	3-5	After 5
	year	years	years	years	Total
(In millions)
Amounts due under executive deferred compensation plan	$19.9	$-	$-	$-	$19.9
Capital lease obligations	2.8	1.0	-	-	3.8
Other long-term obligations	1.0	0.8	0.6	-	2.4
Purchase obligations(1)	14.2	19.5	6.4	-	40.1
Operating leases	28.3	56.7	52.1	130.1	267.2

Total contractual obligations	$66.2	$78.0	$59.1	$130.1	$333.4

(1)	Represents agreements to purchase products and services that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payments.
Recent Accounting Pronouncements
SFAS 123(R), “Share-Based Payment”
On December 16, 2004 the FASB issued SFAS 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)) which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supercedes APB 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition will no longer be an alternative.
SFAS 123(R) is effective for public companies for fiscal years beginning after June 15, 2005, with earlier adoption permitted. We are required to adopt this new standard in the first quarter of our fiscal year ending July 31, 2006. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

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
As permitted by SFAS 123, through the end of fiscal 2005 we accounted for share-based payments to employees using APB 25’s intrinsic value method. As a consequence, we generally recognized no compensation cost for employee stock options and purchases under our Employee Stock Purchase Plan.

Although the adoption of SFAS 123(R)’s fair value method will have no adverse impact on our balance sheet or net cash flows, it will have a significant adverse impact on our net income and net income per share. The pro forma effects on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to share-based payments to employees in prior periods are disclosed in Note 1 under “Stock-Based Incentive Programs.” Although the pro forma effects of applying SFAS 123 may be indicative of the effects of applying SFAS 123(R), the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123(R) will depend on numerous factors including the valuation model we use to value future share-based payments to employees, estimated forfeiture rates and the accounting policies we adopt concerning the method of recognizing the fair value of awards over the requisite service period. We currently estimate that the fiscal 2006 impact on Intuit of adopting SFAS 123(R) will be a decrease in net income of approximately $45 million.
SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under current accounting rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged compared with cash flow as it would have been reported under prior accounting rules.
SFAS 154, “Accounting Changes and Error Corrections”
On June 1, 2005 the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB 20, “Accounting Changes,” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 carries forward many other provisions of APB 20 without change, including the provisions related to the reporting of a change in accounting estimate, a change in the reporting entity and the correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after June 1, 2005. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

RISKS THAT COULD AFFECT FUTURE RESULTS
In evaluating Intuit and our business, you should consider the following factors in addition to the other information in this annual report on Form 10-K. Forward-looking statements in this report are subject to risks and uncertainties that could cause our actual results to differ materially from the results expressed or implied in the forward-looking statements. Any of the following risks could seriously harm our business, financial condition, and results of operations.
We face intense competitive pressures in all of our businesses that may negatively impact our revenue, profitability and market position.
We have formidable competitors, and we expect competition to remain intense during fiscal 2006 and beyond. The number, resources and sophistication of the companies with whom we compete has increased as we continue to expand our product and service offerings. Microsoft Corporation, in particular, presents a significant threat to a number of our businesses due to its market position, strategic focus and superior financial resources. Our competitors may introduce new and improved products and services, bundle new offerings with market-leading products, reduce prices, gain better access to distribution channels, advertise aggressively or beat us to market with new products and services. Any of these competitive actions taken over any prolonged period could diminish our revenue and profitability and could affect our ability to keep existing customers and acquire new customers. Some additional competitive factors that may impact our businesses are discussed below.
QuickBooks-Related. Losing existing or potential QuickBooks customers to competitors causes us to lose potential software revenue and limits our opportunities to sell related products and services such as our financial supplies, QuickBooks Payroll and merchant service offerings. Many competitors and potential competitors provide, or have expressed significant interest in providing, accounting and business management products and services to small businesses. For example, Microsoft currently offers a number of competitive small business offerings and has indicated part of its growth strategy is to focus on small business offerings. In November 2004 Microsoft announced the impending launch of a number of product and service offerings aimed at small businesses, including a product named Microsoft Office Small Business Accounting, which is expected to be integrated with the Microsoft Office product suite and available in the fall of 2005. Microsoft also announced partnerships with ADP and other service providers to offer payroll-related services that interact with its products. In July 2005 Microsoft announced that it will collaborate with leading merchant acquiring institutions, including Chase Merchant Services LLC, to offer credit card processing for Microsoft Office Small Business Accounting. Accordingly, we expect that competition from Microsoft in the small business area will intensify over time with the introduction of these and other offerings that directly compete with our QuickBooks and other offerings. Although we have successfully competed with Microsoft in the past, given its market position and resources, Microsoft’s small business product and service offerings may have a significant negative impact on our revenue and profitability.
Consumer Tax. Our consumer tax business faces significant competition from both the public and private sector. In the public sector we face the risk of federal and state taxing authorities developing or contracting to provide software or other systems to facilitate tax return preparation and electronic filing at no charge to taxpayers.

•	Federal Government. Agencies of the U.S. government have made several attempts during the two most recent presidential administrations to offer taxpayers a form of free tax preparation software and filing service. However, in October 2002 the U.S. Internal Revenue Service agreed not to provide its own competing tax software product or service so long as participants in an association of private tax preparation software companies, including Intuit, agreed to provide web-based federal tax preparation and filing services at no cost to qualified taxpayers for a period of three years, subject to recurring two-year extensions. The relationship, called the “Free File Alliance,” is principally designed to serve lower income, disadvantaged and underserved taxpayers with the objective of making free federal online tax preparation software and filing services available to at least 60% of taxpayers. The agreement is currently under negotiation by the federal government and the Free File Alliance for possible changes. Although, for the time being, the Free File Alliance has kept the federal government from being a direct competitor to our tax offerings, it has fostered additional web-based competition and has the potential to cause us to lose revenue opportunities for a large percentage of the tax base. Over time, a growing number of competitors have used the Free File Alliance as a free marketing tool by giving away services at the federal level and attempting to make money by selling state filing and other services. Accordingly, for the 2004 tax season we modified our Free File Alliance offering to permit all taxpayers to prepare and file federal returns at no charge. Our free web-based offering was fully functional but it did not allow the download of prior year information into the current year tax return. Although we were successful in the 2004 tax season in selling Free File Alliance users enhanced offerings and state tax preparation services, we may not be successful in this endeavor in the future. In addition, persons who formerly have paid for our products may elect to use our unpaid federal offering instead. Any amendments to the current agreement could also have unexpected and negative effects on our business. Further, were the federal government to terminate the Free File Alliance and elect to provide its own software and electronic filing services available to taxpayers at no charge it would negatively impact our revenue and profits.
•	State Governments. State taxing authorities have also actively pursued strategies to provide free online tax return preparation and electronic filing services for state taxpayers. For the 2004 tax season 22 states, including California, directly offered their own online services to taxpayers. In addition, for the 2004 tax season California tested its Ready Return concept by preparing about 60,000 state income tax returns from available electronic sources and presenting them at no additional cost to taxpayers for acceptance and filing. It is possible that other governmental entities that currently do not offer such services will elect to pursue similar competitive offerings in the future. These publicly sponsored programs have caused us to lose potential customers to free offerings and have enabled competitors to gain market share at our expense by using participation in the free alliances as an effective tool to attract customers to ancillary paid offerings. Given the efficiencies that electronic tax filing provides to taxing authorities, we anticipate that governmental competition will present a continued competitive threat to our business for the foreseeable future.
•	Private Sector. In the private sector we face intense competition primarily from H&R Block, the makers of TaxCut software, and increasingly from web-based competitive offerings where we are subject to significant and increasing price pressure. We also compete for customers with low-cost assisted tax preparation businesses, such as H&R Block.

Other Segments (Intuit-Branded Small Business, Professional Tax and Other Businesses). Our professional tax offerings face pricing pressure from competitors seeking to obtain our customers through deep product discounts and loss of customers to competitors offering no-frills offerings at low prices, such as Kleinrock Publishing’s ATX product line. This business also faces competition from competitively-priced tax and accounting solutions that include integration with non-tax functionality. The substantial size of our principal competitors in the outsourced payroll services business benefit from greater economies of scale that may result in pricing pressure for our offerings. In addition, in November 2004 Microsoft announced that it had entered into partnership agreements with ADP and other service providers to offer payroll-related services that interact with its products. The growth of electronic banking and other electronic payment systems is decreasing the demand for checks and consequently causing pricing pressure for our supplies products as competitors aggressively compete for share of this shrinking market. Our Quicken products compete both with Microsoft Money, which is aggressively promoted and priced, and with web-based electronic banking and personal finance tracking and management tools that are becoming increasingly available at no cost to consumers. These competitive pressures may result in reduced revenue and lower profitability for our Quicken product line and related bill payment service offering.
Future revenue growth for our core products depends upon our introduction of new and enhanced products and services.
Our customer-driven invention and associated product development efforts are critical to our success. The introduction of new offerings and product and service enhancements are necessary for us to differentiate our offerings from those of our competitors and to motivate our existing customers to purchase upgrades, or current year products in the case of our tax offerings. A number of our businesses derive a significant amount of their revenue through one-time upfront license fees and rely on customer upgrades and service offerings that include upgrades to generate a significant portion of their revenues. As our existing products mature, encouraging customers to purchase product upgrades becomes more challenging unless new product releases provide features and functionality that have meaningful incremental value. If we are not able to develop and clearly demonstrate the value of upgraded products to our customers, our upgrade and service revenues will be negatively impacted. Similarly, our business will be harmed if we are not successful in our efforts to develop and introduce new products and services to retain our existing customers, expand our customer base and increase revenues per customer.
Our new product and service offerings may not achieve market success or may cannibalize sales of our existing products, causing our revenues and earnings to decrease.
Our future success depends in large part upon our ability to identify emerging opportunities in our target markets and our capacity to quickly develop, and sell products and services that satisfy these demands in a cost effective manner. Successfully predicting demand trends is difficult, and we may expend a significant amount of resources and management attention on products or services that do not ultimately succeed in their markets. We have encountered difficulty in launching new products and services in the past. For example, in 2004 we discontinued our QuickBooks Premier Healthcare offering due to lack of customer demand. If we misjudge customer needs, our new products and services will not succeed and our revenues and earnings will be negatively impacted. In addition, as we expand our offerings to new customer categories we run the risk of customers shifting from higher priced and higher margin products to newly introduced lower priced offerings. For instance, our new QuickBooks Simple Start offering, our new Snap Tax offering and our new ProSeries Basic and ProSeries Express offerings may attract users that would otherwise have purchased our higher priced, more full featured offerings.
The nature of our products necessitates timely product launches and if we experience significant product quality problems or delays, it will harm our revenues, operating income and reputation.
All of our tax products and many of our non-tax products have rigid development timetables that increase the risk of errors in our products and the risk of launch delays. Many of our products are highly complex and require interoperability with other software products and services. Our tax preparation software product development cycle is particularly challenging due to the need to incorporate unpredictable tax law and tax form changes each year and because our customers expect high levels of accuracy and a timely launch of these products to prepare and file their taxes by April 15th. Due to this complexity and the condensed development cycles under which we operate, our products sometimes contain “bugs” that can unexpectedly interfere with the operation of the software. For example, our software may face interoperability difficulties with software operating systems or programs being used by our customers. When we encounter problems we may be required to modify our code, distribute patches to customers who have already purchased the product and recall or repackage existing product inventory in our distribution channels. If we encounter development challenges or discover errors in our products late in our development cycle it may cause us to delay our product launch date. Any major defects or launch delays could lead to the following:

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

The growth of our business depends on our ability to adapt to rapid technological change.
The software industry in which we operate is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions and enhancements. Our Right for Me marketing approach increases the importance for us of developing additional versions of our products to meet specific customer needs. Our ability to succeed in this rapidly changing environment requires that we continuously invest resources to enhance our software architecture and developer tools. We must make this investment in order to continue to enhance our current products and develop new products to meet changing customer needs and to attract and retain talented software developers. We are currently in the process of modernizing the software platforms for a number of our product lines, including our QuickBooks, TurboTax, Quicken and IDMS products. Completing these upgrades and adapting to other technological developments may require considerable time and expense. If we experience prolonged delays or unforeseen difficulties in upgrading our software architecture, our ability to develop new products and enhancements to our current products would suffer.
If we fail to maintain reliable and responsive service levels for our electronic tax offerings, or if the IRS or other governmental agencies experience difficulties in receiving customer submissions, we could lose revenue and customers.
Our web-based tax preparation services, electronic filing services and “pay-as-you-go” services are an important and growing part of our tax businesses and must effectively handle extremely heavy customer demand during the peak tax season from January to April. We face significant risks and challenges in maintaining these services and maintaining adequate service levels, particularly during peak volume service times. Similarly, governmental entities receiving electronic tax filings must also handle large volumes of data and may experience difficulties with their systems preventing the receipt of electronic filings. If customers are unable to file their returns electronically they may elect to make paper filings. This would result in reduced electronic tax return preparation and filing revenues and profits and would negatively impact our reputation and ability to keep and attract customers who demand a reliable electronic filing experience. We have experienced relatively brief unscheduled interruptions in our electronic filing and/or tax preparation services during past tax years. For example, on April 15, 2003 we experienced a relatively brief unscheduled interruption in our electronic filing service during which certain users of our professional tax products were unable to receive confirmation from us that their electronic filing had been accepted and on April 15, 2002 we reached maximum capacity for processing e-filings for a short period of time. If we experience any prolonged difficulties with our web-based tax preparation or electronic filing service at any time during the tax season, we could lose current and future customers, receive negative publicity and incur increased operating costs, any of which could have a significant negative impact on the financial and market success of these businesses and have a negative impact on our near-term and long-term financial results.
If actual product returns exceed returns reserves, or if actual customer rebate redemptions exceed rebate reserves, our revenue would be lower.
We ship more desktop software products to our distributors and retailers than we expect them to sell, in order to reduce the risk that distributors or retailers will run out of products. This is particularly true for our Consumer Tax products, which have a short selling season and for which returns occur primarily in our fiscal third and fourth quarters. Like many software companies that sell their products through distributors and retailers, we have historically accepted significant product returns. We establish reserves against revenue for product returns in our financial statements, based on estimated future returns of products. We closely monitor levels of product sales and inventory in the retail channel in an effort to maintain reserves that are adequate to cover expected returns. In the past, returns have not generally exceeded these reserves. However, if we do experience actual returns that significantly exceed reserves, it would result in lower net revenue. For example, if we had increased our fiscal 2005 returns reserves by 1% of non-consignment sales to retailers for QuickBooks, TurboTax and Quicken, our fiscal 2005 total net revenue would have been approximately $3.6 million lower. In addition, our policy of recognizing revenue from distributors and retailers upon delivery of product for non-consignment sales is predicated upon our ability to reasonably estimate returns. If we do not continue to demonstrate our ability to estimate returns then our revenue recognition policy for these types of sales may no longer be appropriate. We also offer customer rebates as part of our selling efforts and establish reserves through a charge to revenue for estimated future payments of rebates. Historically, a percentage of customers do not submit requests for their rebates. Rebate redemption rates are going up because we, along with certain retailers, are making it easier for customers to claim rebates. While we have taken this trend into account in determining our rebate reserves, if a greater number of eligible customers seek rebates than for which we have provided reserves our margins will be adversely affected. If rebate redemptions for our QuickBooks, TurboTax and Quicken products were to increase by 1%, our annual total net revenue would decrease by approximately $1.2 million.
We are continuing to enhance our new information systems, which we use to manage our business and finance operations, and problems with the design or implementation of these enhancements could interfere with our business and operations.
In September 2004 we implemented new information systems that manage our business and finance operations. During the course of the conversion we upgraded significant financial systems, order-taking systems, middleware systems (systems that allow for interoperability of different databases) and network security systems. While we were able to complete the processing requirements of our peak business season in fiscal 2005, we experienced some system-related slowdowns. Consequently, we believe that we need to further enhance and upgrade the systems over the next several months to improve performance and support our future growth. In the event that we are unable to expand the capabilities of our systems, our ability to grow our business will be limited. The expenditures associated with the expansion and upgrade of our systems could be significant. Problems with the design or implementation of these system enhancements could adversely impact our ability to do the following in a timely and accurate manner: take customer orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run our business.
Our revenue and earnings are highly seasonal and our quarterly results fluctuate significantly.
Several of our businesses are highly seasonal causing significant quarterly fluctuations in our financial results. Revenue and operating results are usually strongest during the second and third fiscal quarters ending January 31 and April 30 due to our tax businesses contributing most of their revenue during those quarters and the timing of the release of our small business software upgrades. We experience lower revenues, and significant operating losses, in the first and fourth quarters ending October 31 and July 31. For example, in the second and third quarters of our last two fiscal years we had total net revenue of between $620.6 million and $834.9 million while in our first and fourth fiscal quarters we had total net revenue of between $227.1 million and $301.8 million. Our financial results can also fluctuate from quarter to quarter and year to year due to a variety of factors, including changes in product sales mix that affect average selling prices, product release dates, the timing of our discontinuance of support for older product offerings, the timing of sales of our higher-priced Intuit-Branded Small Business offerings, our methods for distributing our products, including the shift to a consignment model for some of our desktop products sold through retail distribution channels, the inclusion of upgrades with certain offerings (which can impact the pattern of revenue recognition), and the timing of acquisitions, divestitures, and goodwill and purchased intangible asset impairment charges.
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
Our acquisitions have resulted in significant expenses, including amortization of purchased assets (which is reflected in cost of revenue), as well as charges for in-process research and development, impairment of goodwill, amortization and impairment of purchased intangible assets and charges for deferred compensation (which are reflected in operating expenses). Total acquisition-related costs in the categories identified above were $26.8 million in fiscal 2005, $33.6 million in fiscal 2004 and $45.1 million in fiscal 2003. Although under current accounting rules goodwill is no longer amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that could not have been reasonably foreseen in prior periods. For example, at the end of fiscal 2004 we incurred a goodwill impairment charge of $18.7 million related to our Intuit Public Sector Solutions business. As of July 31, 2005 we had goodwill of $509.5 million and unamortized purchased intangible assets of $69.7 million on our balance sheet, both of which could be subject to impairment charges in the future. New acquisitions, and any impairment of the value of purchased assets, could have a significant negative impact on our future operating results.
If we do not respond promptly and effectively to customer service and technical support inquiries we will lose customers and our revenues will decline.
The effectiveness of our customer service and technical support operations are critical to customer satisfaction and our financial success. If we do not respond effectively to service and technical support requests we will lose customers and miss revenue opportunities, such as paid service, product renewals and new product sales. In our service offerings, such as our merchant card processing and outsourced payroll businesses, customer service delivery is fundamental to retaining and maintaining existing customers and acquiring new customers. We occasionally experience customer service and technical support problems, including longer than expected waiting times for customers when our staffing and systems are inadequate to handle a higher-than-anticipated volume of requests. We also risk losing service at any one of our customer contact centers and our redundancy systems could prove inadequate to provide backup support. Training and retaining qualified customer service and technical support personnel is particularly challenging due to the expansion of our product offerings and the seasonality of our tax business. For example, in fiscal 2005 the number of our consumer tax service representatives ranged from 15 during off-season months to about 715 at the peak of the season. If we do not adequately train our support representatives our customers will not receive the level of support that they demand and we strive to deliver. To improve our performance in this area, we must eliminate underlying causes of service and support requests through product improvements, better order fulfillment processes, more robust self-help tools, and improved ability to accurately anticipate demand for support. Implementing any of these improvements can be expensive, time consuming and ultimately prove unsuccessful. If we do not deliver the high level of support that our customers expect for any of the reasons stated above we will lose customers and our financial results will suffer.
If we encounter problems with our third-party customer service and technical support providers our business will be harmed and our margins will decline.
We outsource a substantial portion of our customer service and technical support activities to domestic and international third-party service providers, including to service providers in India. During fiscal 2004 we greatly increased the number of third-party customer service representatives working on our behalf and we expect to continue to rely heavily on third parties in the future. This strategy provides us with lower operating costs and greater flexibility, but also presents risks to our business, including the following:

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
Because our strategy for some of our products involves the routine introduction of new products at retail, if retailers do not offer our new products we will not be able to grow as planned. An outcome of our Right for Me marketing approach is the introduction of additional versions of our products. Retailers may be reluctant to stock unproven products, or products that sell at higher prices, but more slowly. Retailers may also choose to place less emphasis on software as a category within their stores. In addition, it may be costlier for us to market and sell some of our higher priced products due to our need to convey the more customer-specific value of the products to customers rather than communicating more generalized benefits. This may require us to develop other marketing programs that supplement our traditional in-store promotional efforts to sell these products to customers causing our margins to shrink. If retail distribution proves an ineffective channel for certain of our new offerings it could adversely impact our growth, revenue and profitability.
If our manufacturing and distribution suppliers execute poorly our business will be harmed.
We have chosen to outsource the manufacturing and distribution of many of our desktop software products to a small number of third party providers and we use a single vendor to produce and distribute our check and business forms supplies products. Although our reliance on a small number of suppliers, or a single supplier, provides us with efficiencies and enhanced bargaining power, poor performance by or lack of effective communication with these parties can significantly harm our business. This risk is amplified by the fact that we carry very little inventory and rely on just-in-time manufacturing processes. We mitigate this risk by managing our second tier vendors and maintaining contingency plans. We have experienced problems with our suppliers in the past. For example, during fiscal 2004 one of our suppliers was unable to fulfill orders for some of our software products for a number of days due to operational difficulties and communication errors. Although together we were able to mitigate the impact of that delay with minimal disruption to our business, if we experience longer delays, delays during a peak demand period or significant quality issues our business could be significantly harmed.
Failure to maintain the availability and security of the systems, networks, databases and software required to operate and deliver our Internet-based products and services could adversely affect our operating results.
Our Internet-based product and service offerings, including QuickBooks Online Edition, QuickBooks Assisted Payroll Service, Complete web-based Payroll, Turbo Tax for the Web, consumer and professional electronic tax filing services, Quicken.com and QuickBase, rely on a variety of systems, networks and databases, many of which are maintained by us at our data centers. In order to prevent interruptions to the availability of our Internet-based products and services, we generally follow industry-standard practices for creating a fault-tolerant environment. However, we do not have complete redundancy for all of our systems. We maintain back-up processing capabilities that are designed to protect us against site-related disasters for many of our mission-critical applications. Notwithstanding our efforts to protect against “down time” for our Internet-based products and services, we do occasionally experience unplanned outages or technical difficulties. In order to provide our Internet-based products and services, we must protect the security of our systems, networks, databases and software. Like all companies that deliver products and services via the Internet, we are subject to attack by computer hackers who develop and deploy software that is designed to penetrate the security of our systems and networks. A hacker who is able to penetrate our security systems could misappropriate or damage our proprietary information or cause disruptions in the delivery of our products and services. We believe that we have taken steps to protect against such attacks. However, there can be no assurance that our security measures will not be penetrated by experienced hackers. In the event that the systems, networks, databases and software required to deliver our Internet-based products and services become unavailable or suffer technical difficulties or a breach in security, we may be required to expend significant resources to alleviate these problems, and our operating results could suffer. In addition, any such interruption or breach of security could damage our reputation and lead to the loss of customers.
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
A number of our businesses possess personal customer information, including credit card numbers. We use commercially available encryption technology to transmit customer information when orders are placed over the Internet. However, there can be no assurance that a third party will not be able to circumvent these security measures. Possession and use of personal customer information in conducting our business subjects us to regulatory burdens and potential lawsuits. We have incurred — and will continue to incur — significant expenses to comply with mandatory privacy and security standards and protocols and there is a trend toward greater regulation of privacy. For example, regulations like the recently created federal “Do Not Call List,” and actions by Internet service providers to limit communications with their subscribers may impede our ability to communicate with our customers and increase our compliance costs. Because our businesses rely heavily on direct marketing, any limitations on our ability to communicate with our customers could harm our financial results. In the past we have experienced lawsuits and negative publicity relating to privacy issues and we could face similar suits in the future. A major breach of customer privacy or security by Intuit, or even another company, could have serious negative consequences for our businesses, including direct damages that we may be required to pay as a result of a breach by us, reduced customer demand for our services, damage to our reputation and additional regulation by federal or state agencies. Although we have sophisticated network security, internal control measures, and physical security procedures to safeguard customer information, there can be no assurance that a data security breach or theft will not occur resulting in harm to our business and results of operations.
We are exposed to risks associated with credit card fraud and credit card processing and payment.
Many of our customers use credit cards to pay for our services. We have suffered losses, and may continue to suffer losses, as a result of orders placed with fraudulent credit card data. Under current credit card practices, we may be liable for fraudulent credit card transactions if we do not obtain a cardholder’s signature, a frequent practice in Internet sales. We employ technology solutions to help us detect fraudulent credit card transactions. However, the failure to detect or control credit card fraud could have an adverse effect on our results of operations.
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
Although we are unable to quantify the extent of piracy of our software products, software piracy may depress our net revenues. We engage in efforts to educate consumers on the benefits of licensing genuine products and to educate lawmakers on the advantages of a business climate where intellectual property rights are protected, and we cooperate with the Software & Information Industry Association in their efforts to combat piracy. However, these efforts may not affect the piracy of our products.
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
Third parties claiming that we infringe their proprietary rights could cause us to incur significant legal expenses and prevent us from selling our products.
From time to time, we have received claims that we have infringed the intellectual property rights of others. As the number of products in the software industry increases and the functionality of these products further overlap, and as we acquire technology through acquisitions or licenses, we believe that we may become increasingly subject to infringement claims, including patent, copyright, and trademark infringement claims. We expect that software products in general will increasingly be subject to these claims as the number of products and competitors increase, the functionality of products overlap and as the patenting of software functionality continues to grow. We have, from time to time, received allegations of patent infringement claims in the past and may receive more claims in the future based on allegations that our products infringe upon patents held by third parties. The receipt of a notice alleging infringement may require us to obtain a costly opinion of counsel to prevent an allegation of intentional infringement. Future claims could present an exposure of uncertain magnitude. We believe that we would be able to obtain any necessary licenses or other rights to disputed intellectual property rights on commercially reasonable terms. However, the ultimate outcome of any allegation is uncertain and, regardless of outcome, any such claim, with or without merit, could be time consuming to defend, result in costly litigation, divert management’s time and attention from our business, require us to stop selling, to delay shipping or to redesign our products, or require us to pay monetary damages for royalty or licensing arrangements, or to satisfy indemnification obligations that we have with some of our customers. Our failure to obtain necessary license or other rights, or litigation arising out of intellectual property claims could adversely affect our business.
In addition, we license and use software from third parties in our business. These third party software licenses may not continue to be available to us on acceptable terms. Also, these third parties may from time to time receive claims that they have infringed the intellectual property rights of others, including patent and copyright infringement claims, which may affect our ability to continue licensing their software. Our inability to use any of this third party software could result in shipment delays or other disruptions in our business, which could materially and adversely affect our operating results.

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
Acquisitions are inherently risky. We can not be certain that our previous or future acquisitions will be successful and will not materially adversely affect the conduct, operating results or financial condition of our business. We have generally paid cash for our recent acquisitions. If we issue common stock or other equity related purchase rights as consideration in an acquisition, current shareholders’ percentage ownership and earnings per share may become diluted.
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
Interest income attributable to payroll customer deposits may fluctuate or be eliminated, causing our revenue and profitability to decline.
We currently record revenue from interest earned on customer deposits that we hold pending payment of funds to taxing authorities or to customers’ employees. If interest rates decline, or there are regulatory changes that diminish the amount of time that we are required or permitted to hold such funds, our interest revenue will decline.
We face a number of risks in our merchant card processing business that could result in a reduction in our revenues and profits.
Our merchant card processing service business is subject to the following risks:

•	if merchants for whom we process credit card transactions are unable to pay refunds due to their customers in connection with disputed or fraudulent merchant transactions we may be required to pay those amounts and our payments may exceed the amount of the customer reserves we have established to make such payments;

•	we will not be able to conduct our business if the bank sponsors and card payment processors and other service providers that we rely on to process bank card transactions terminate their relationships with us and we are not able to secure or successfully migrate our business elsewhere;
•	we could be required to stop providing payment processing services for Visa and MasterCard if we or our bank sponsors fail to adhere to the standards of the Visa and MasterCard credit card associations;
•	we depend on independent sales organizations, some of which do not serve us exclusively, to acquire and retain merchant accounts;
•	our profit margins will be reduced if for competitive reasons we cannot increase our fees at times when Visa and MasterCard increase the fees that we pay to process merchant transactions through their systems;
•	unauthorized disclosure of merchant and cardholder data, whether through breach of our computer systems or otherwise, could expose us to protracted and costly litigation; and
•	we may encounter difficulties scaling our business systems to support our growth.

Should any of these risks be realized our business could be harmed and our financial results will suffer.
Increased state tax filing mandates, such as the required use of specific technologies, could significantly increase our costs.
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
Although we were not previously required to record any compensation expense in connection with option grants to employees that have an exercise price at or above fair market value, a change in generally accepted accounting principles requires us to treat all employee stock options as compensation expense beginning in the first quarter of fiscal 2006. The increased compensation expense will significantly reduce our net income and earnings per share under generally accepted accounting principles. See “Recent Accounting Pronouncements” earlier in this Item 7.

We are frequently a party to litigation that is costly to defend and consumes the time of our management.
Due to our financial position and the large number of customers that we serve we are often forced to defend litigation. For example, we are currently being sued in an action for claims related to Quicken Brokerage powered by Siebert, a strategic alliance between the two companies. Although we believe that this case has no merit and we are defending the matter vigorously, defending such matters consumes the time of our management and is expensive for Intuit. Even though we often seek insurance coverage for litigation defense costs, there is no assurance that our defense costs, which can be substantial, will be covered in all cases. In addition, by its nature, litigation is unpredictable and we may not prevail even in cases where we strongly believe a plaintiff’s case has no valid claims. If we do not prevail in litigation we may be required to pay substantial monetary damages or alter our business operations. Regardless of the outcome, litigation is expensive and consumes the time of our management and may ultimately reduce our income.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act, we and our independent registered public accounting firm must certify the adequacy of our internal controls over financial reporting annually. Identification of material weaknesses in internal controls over financial reporting by us or our independent registered public accounting firm could adversely affect our competitive position in our business, especially our outsourced payroll business, and the market price for our common stock.

Business interruptions could adversely affect our future operating results.
Several of our major business operations are subject to interruption by earthquake, fire, power shortages, terrorist attacks and other hostile acts, and other events beyond our control. The majority of our research and development activities, our corporate headquarters, our principal information technology systems, and other critical business operations are located near major seismic faults. We do not carry earthquake insurance for direct quake-related losses. While we maintain disaster recovery facilities for most of our data centers that support the information systems, networks and databases that are necessary to operate our business, we are still in the process of establishing disaster recovery facilities for some of our data centers. Our operating results and financial condition could be materially adversely affected in the event of a major earthquake or other natural or man-made disaster.
Caution Regarding Forward-Looking Statements
This Report contains forward-looking statements. All statements in this Report, other than statements that are purely historical, are forward-looking statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “forecasts,” “estimates,” “seeks,” and similar expressions also identify forward-looking statements. In this Report, forward-looking statements include, without limitation, the following: our belief that we can grow and generate increased revenue and profit; the assumptions underlying our Critical Accounting Policies, including our estimates regarding product rebate and return reserves and stock volatility; our belief that we qualify for the domestic manufacturer tax deduction under the American Jobs Creation Act of 2004; our expectation that we will repurchase shares under our stock repurchase program during fiscal 2006; our expectation that competition will remain intense during fiscal 2006 and beyond; our expectations regarding the activities of competitors, particularly that competition from Microsoft in the small business area will intensify and our belief that we will be able to compete effectively; our anticipation that governmental competition will present a continued competitive threat to our business; our expectation that we will further upgrade our new information systems to improve performance and support our future growth; our expectation that we will continue to spend for new product development and promotion; our belief that the investments that we hold are not other-than-temporarily impaired; our belief that we will be able to obtain any necessary licenses or other rights to any disputed intellectual property rights on commercially reasonable terms; our belief that our exposure to currency exchange fluctuation risk is not significant; our belief that our income tax valuation allowance is sufficient; our expectation that we may use cash for future acquisitions of technology and businesses; our belief that our cash, cash equivalents and investments will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months; our expectations regarding research and development efforts and the introduction of new or upgraded products and related services and features; our expectations regarding the status and growth opportunities related to our third-party distribution relationships; our belief regarding the adequacy of our facilities and our ability to locate additional facilities if needed; our assessments and estimates that determine our effective tax rate; our assessments and beliefs regarding the future outcome of pending legal proceedings and the liability, if any, that Intuit may incur as a result of those proceedings; the expected effects of the adoption of new accounting standards; and our expectations regarding the future uses of cash and retained earnings.
We caution investors that forward-looking statements are only predictions based on our current expectations about future events and are not guarantees of future performance. Because these forward-looking statements involve risks and uncertainties that are difficult to predict, there are important factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. These factors include those discussed in this Item 7 under the caption “Risks That Could Affect Future Results.” We encourage you to read that section carefully along with the other information provided in this Report and in our other filings with the SEC before deciding to invest in our stock or to maintain or change your investment. These forward-looking statements are based on information as of the filing date of this Report, and we undertake no obligation to revise or update any forward-looking statement for any reason.

ITEM 7A
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
The following table presents our portfolio of cash equivalents and investments as of July 31, 2005 by stated maturity. The table is classified by the original maturity date listed on the security and includes cash equivalents and investments that are part of funds held for payroll customers on our balance sheet. Cash equivalents consist primarily of money market funds. Approximately 90% of our available-for-sale debt securities have an interest reset date, put date or mandatory call date within one year. As of July 31, 2005 the weighted average interest rate earned on our money market accounts was 3.19% and the weighted average interest rate earned on our investments was 3.05%.

	Years Ending July 31,

						2011 and
	2006	2007	2008	2009	2010	Thereafter	Total
(In thousands)
Cash equivalents	$252,995	$-	$-	$-	$-	$-	$252,995
Investments	193,782	58,032	-	3,205	14,830	734,545	1,004,394

	$446,777	$58,032	$-	$3,205	$14,830	$734,545	$1,257,389

Interest Rate Risk
Our cash equivalents and our portfolio of investments and funds held for payroll customers are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents, investments and funds held for payroll customers and the value of those investments. Should interest rates increase by 10% or about 30 basis points from the levels of July 31, 2005, the value of our investments and funds held for payroll customers would decline by approximately $0.8 million. Should interest rates increase by 100 basis points from the levels of July 31, 2005, the value of our investments and funds held for payroll customers would decline by approximately $2.6 million.
Impact of Foreign Currency Rate Changes
Since we translate foreign currencies (primarily Canadian dollars and British pounds) into U.S. dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant primarily because our global subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. Due primarily to the effect of the weakening U.S. dollar on intercompany balances with our Canadian subsidiary, we recorded foreign currency exchange gains of $5.1 million in fiscal 2003 and $2.7 million in fiscal 2004. In the third quarter of fiscal 2004, we converted a significant portion of our Canadian intercompany balances to long-term investments in that subsidiary, which reduced our statement of operations exposure to fluctuations in foreign exchange rates. We recorded a nominal foreign currency exchange loss in fiscal 2005. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of July 31, 2005 we did not engage in foreign currency hedging activities.

ITEM 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
1.  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Report:
2.  INDEX TO FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements:

Schedule		Page

II	Valuation and Qualifying Accounts	100

All other schedules not listed above have been omitted because they are inapplicable or are not required.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2005 based on the guidelines established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of July 31, 2005 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of Intuit’s Board of Directors.
Ernst & Young LLP, an independent registered public accounting firm, audited management’s assessment and independently assessed the effectiveness of our internal control over financial reporting as of July 31, 2005. Ernst & Young has issued an attestation report concurring with management’s assessment, which is included in Part II, Item 8 of this Annual Report on Form 10-K.
September 21, 2005
Stephen M. Bennett
Chief Executive Officer
Kiran M. Patel
Senior Vice President and Chief Financial Officer

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Intuit Inc.
We have audited the accompanying consolidated balance sheets of Intuit Inc. as of July 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of Intuit’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intuit Inc. at July 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Intuit Inc.’s internal control over financial reporting as of July 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 21, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Francisco, California
September 21, 2005

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Intuit Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Intuit Inc. maintained effective internal control over financial reporting as of July 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Intuit Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
In our opinion, management’s assessment that Intuit Inc. maintained effective internal control over financial reporting as of July 31, 2005 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Intuit Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements of Intuit Inc. and our report dated September 21, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Francisco, California
September 21, 2005

INTUIT INC.
CONSOLIDATED BALANCE SHEETS

	July 31,

	2005	2004
(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$83,842	$25,992
Investments	910,416	991,971
Accounts receivable, net of allowance for doubtful accounts of $15,653 and $6,994, respectively	86,125	81,615
Deferred income taxes	54,854	31,094
Prepaid expenses and other current assets	99,275	62,792
Current assets of discontinued operations	21,989	12,279

Current assets before funds held for payroll customers	1,256,501	1,205,743
Funds held for payroll customers	357,838	323,041

Total current assets	1,614,339	1,528,784
Property and equipment, net	208,548	232,194
Goodwill, net	509,499	508,855
Purchased intangible assets, net	69,678	93,904
Long-term deferred income taxes	118,475	161,502
Loans to executive officers and other employees	9,245	15,809
Other assets	30,078	17,510
Long-term assets of discontinued operations	156,589	172,183

Total assets	$2,716,451	$2,730,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$65,812	$68,303
Accrued compensation and related liabilities	144,823	132,004
Deferred revenue	279,382	207,196
Income taxes payable	30,423	56,828
Other current liabilities	103,131	82,944
Current liabilities of discontinued operations	21,995	21,612

Current liabilities before payroll customer fund deposits	645,566	568,887
Payroll customer fund deposits	357,838	323,041

Total current liabilities	1,003,404	891,928

Long-term obligations	17,308	16,106
Long-term obligations of discontinued operations	240	288

Total long-term obligations	17,548	16,394

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value
Authorized – 1,345 shares total; 145 shares designated Series A; 250 shares designated Series B Junior Participating
Issued and outstanding – None	-	-
Common stock, $0.01 par value
Authorized – 750,000 shares
Issued and outstanding – 179,270 and 190,091 shares, respectively	1,793	1,901
Additional paid-in capital	1,976,161	1,947,325
Treasury stock, at cost	(1,557,833)	(1,088,389)
Deferred compensation	(16,283)	(19,434)
Accumulated other comprehensive income (loss)	174	(3,375)
Retained earnings	1,291,487	984,391

Total stockholders’ equity	1,695,499	1,822,419

Total liabilities and stockholders’ equity	$2,716,451	$2,730,741

See accompanying notes.

INTUIT INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended July 31,

	2005	2004	2003
(In thousands, except per share amounts)
Net revenue:
Product	$1,242,693	$1,179,101	$1,095,018
Service	724,049	555,496	434,673
Other	70,961	67,627	67,380

Total net revenue	2,037,703	1,802,224	1,597,071

Costs and expenses:
Cost of revenue:
Cost of product revenue	164,551	170,769	172,234
Cost of service revenue	183,969	158,083	145,630
Cost of other revenue	24,133	24,179	19,184
Amortization of purchased intangible assets	10,251	10,186	11,357
Selling and marketing	583,408	541,387	481,809
Research and development	305,241	276,049	250,675
General and administrative	225,507	178,653	143,780
Acquisition-related charges	16,545	23,435	33,782

Total costs and expenses	1,513,605	1,382,741	1,258,451

Operating income from continuing operations	524,098	419,483	338,620
Interest and other income	26,734	30,400	38,432
Gains on marketable equity securities and other investments, net	5,225	1,729	10,912

Income from continuing operations before income taxes	556,057	451,612	387,964
Income tax provision	181,074	128,290	127,809

Net income from continuing operations	374,983	323,322	260,155
Net income (loss) from discontinued operations	6,644	(6,292)	82,879

Net income	$381,627	$317,030	$343,034

Basic net income per share from continuing operations	$2.03	$1.65	$1.27
Basic net income (loss) per share from discontinued operations	0.04	(0.03)	0.40

Basic net income per share	$2.07	$1.62	$1.67

Shares used in basic per share amounts	184,601	195,455	205,294

Diluted net income per share from continuing operations	$1.99	$1.61	$1.24
Diluted net income (loss) per share from discontinued operations	0.04	(0.03)	0.39

Diluted net income per share	$2.03	$1.58	$1.63

Shares used in diluted per share amounts	188,398	200,081	210,955

See accompanying notes.

INTUIT INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
						Other
	Common Stock		Additional			Comprehensive		Total
			Paid In	Treasury	Deferred	Income	Retained	Stockholders’
	Shares	Amount	Capital	Stock	Compensation	(Loss)	Earnings	Equity
(Dollars in thousands)
Balance at July 31, 2002	211,163,641	$2,112	$1,844,595	$(126,107)	$(12,628)	$(3,675)	$511,342	$2,215,639
Components of comprehensive income:
Net income	-	-	-	-	-	-	343,034	343,034
Other comprehensive income, net of tax	-	-	-	-	-	2,886	-	2,886

Comprehensive net income								345,920
Issuance of common stock upon exercise of options and other	5,564,618	56	-	244,378	-	-	(107,146)	137,288
Issuance of common stock pursuant to Employee Stock Purchase Plan	476,454	5	-	23,550	-	-	(4,982)	18,573
Stock repurchases under stock repurchase programs	(17,940,053)	(180)	-	(813,463)	-	-	-	(813,643)
Repurchase of vested restricted stock	(17,532)	-	-	(684)	-	-	-	(684)
Issuance of common stock pursuant to acquisitions	224,589	2	9,993	-	-	-	-	9,995
Tax benefit from employee stock option transactions	-	-	47,780	-	-	-	-	47,780
Stock bonus awards	-	-	18,082	-	(18,082)	-	-	-
Reduction of deferred stock compensation due to stock option cancellations	-	-	(891)	-	891	-	-	-
Amortization of deferred compensation	-	-	-	-	3,969	-	-	3,969

Balance at July 31, 2003	199,471,717	1,995	1,919,559	(672,326)	(25,850)	(789)	742,248	1,964,837
Components of comprehensive income:
Net income	-	-	-	-	-	-	317,030	317,030
Other comprehensive loss, net of tax	-	-	-	-	-	(2,586)	-	(2,586)

Comprehensive net income								314,444
Issuance of common stock upon exercise of options and other	3,611,671	36	-	167,425	-	-	(69,337)	98,124
Issuance of common stock pursuant to Employee Stock Purchase Plan	564,918	6	-	26,560	-	-	(5,550)	21,016
Stock repurchases under stock repurchase programs	(13,540,579)	(136)	-	(609,282)	-	-	-	(609,418)
Repurchases of vested restricted stock	(17,177)	-	-	(766)	-	-	-	(766)
Tax benefit from employee stock option transactions	-	-	27,061	-	-	-	-	27,061
Stock bonus awards and related stock issuance	54	-	1,089	-	(1,089)	-	-	-
Reduction of deferred stock compensation due to stock option cancellations	-	-	(384)	-	384	-	-	-
Amortization of deferred compensation	-	-	-	-	7,121	-	-	7,121

Balance at July 31, 2004	190,090,604	1,901	1,947,325	(1,088,389)	(19,434)	(3,375)	984,391	1,822,419
Components of comprehensive income:
Net income	-	-	-	-	-	-	381,627	381,627
Other comprehensive income, net of tax	-	-	-	-	-	3,549	-	3,549

Comprehensive net income								385,176
Issuance of common stock upon exercise of options and other	4,811,353	48	-	212,135	-	-	(67,361)	144,822
Issuance of common stock pursuant to Employee Stock Purchase Plan	607,961	6	-	28,139	-	-	(7,170)	20,975
Stock repurchases under stock repurchase programs	(16,224,130)	(162)	-	(709,054)	-	-	-	(709,216)
Repurchases of vested restricted stock	(16,053)	-	-	(671)	-	-	-	(671)
Tax benefit from employee stock option transactions	-	-	26,372	-	-	-	-	26,372
Stock bonus awards and related stock issuance	253	-	2,504	-	(2,504)	-	-	-
Retirement of treasury stock and other	74	-	(7)	7	-	-	-	-
Reduction of deferred stock compensation due to stock option cancellations	-	-	(33)	-	33	-	-	-
Amortization of deferred compensation	-	-	-	-	5,622	-	-	5,622

Balance at July 31, 2005	179,270,062	$1,793	$1,976,161	$(1,557,833)	$(16,283)	$174	$1,291,487	$1,695,499

See accompanying notes.

INTUIT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended July 31,

	2005	2004	2003
(In thousands)
Cash flows from operating activities:
Net income	$381,627	$317,030	$343,034
Net (income) loss from discontinued operations	(6,644)	6,292	(82,879)

Net income from continuing operations	374,983	323,322	260,155
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation	99,970	77,261	73,371
Acquisition-related charges	16,545	23,435	33,782
Amortization of purchased assets	10,251	10,186	11,357
Amortization of other purchased intangible assets	8,123	5,982	2,677
Amortization of deferred compensation not related to acquisitions	5,489	6,232	2,714
Charge (credit) for vacant facilities	-	729	(1,069)
(Gain) loss on disposal of property and equipment	(492)	2,750	2,348
Amortization of premiums and discounts on available-for-sale debt securities	10,633	12,449	7,978
Net realized (gain) loss on sales of available-for-sale debt securities	2,546	(391)	(1,836)
Net gain from marketable equity securities and other investments	(5,225)	(1,729)	(10,912)
Deferred income taxes	18,460	66,702	22,376
Tax benefit from employee stock options	26,372	27,061	47,780
(Gain) loss on foreign exchange transactions	67	(2,651)	(5,108)

Subtotal	567,722	551,338	445,613

Changes in operating assets and liabilities:
Accounts receivable	(4,708)	(2,037)	(28,155)
Prepaid expenses and other current assets	(40,409)	(23,517)	83,284
Accounts payable	(3,060)	12,287	(16,908)
Accrued compensation and related liabilities	12,568	15,112	29,307
Deferred revenue	72,069	39,806	25,086
Income taxes payable	(31,301)	(62,577)	18,925
Other current liabilities	17,123	22,101	(5,105)

Total changes in operating assets and liabilities	22,282	1,175	106,434

Net cash provided by operating activities of continuing operations	590,004	552,513	552,047
Net cash provided by operating activities of discontinued operations	7,700	26,350	10,343

Net cash provided by operating activities	597,704	578,863	562,390

Cash flows from investing activities:
Purchases of available-for-sale debt securities	(2,937,586)	(3,554,863)	(2,302,536)
Liquidation and maturity of available-for-sale debt securities	3,007,528	3,490,533	2,071,902
Proceeds from sale of marketable equity securities	-	-	37,546
Net change in funds held for payroll customers’ money market funds and other cash equivalents	(34,797)	77,166	(5,598)
Purchases of property and equipment	(38,185)	(51,842)	(41,210)
Capitalization of internal use software	(31,350)	(65,781)	(42,927)
Proceeds from sale of property	3,151	-	-
Proceeds from sale of long-term investments	4,667	-	-
Change in other assets	(5,446)	936	(91)
Net change in payroll customer fund deposits	34,797	17,034	5,626
Acquisitions of businesses and intangible assets, net of cash acquired	(4,337)	(121,359)	(43,194)

Net cash used in investing activities of continuing operations	(1,558)	(208,176)	(320,482)
Acquisition of discontinued operation, net of cash acquired	-	(2,190)	(171,614)
Repayment of secured line of credit extended to acquirer of discontinued operation	-	-	245,566
Net proceeds from sales of discontinued operations	9,619	-	100,337

Net cash provided by (used in) investing activities	8,061	(210,366)	(146,193)

Cash flows from financing activities:
Change in long-term obligations	(4,009)	(18,971)	(3,272)
Net proceeds from issuance of common stock under stock plans	165,797	119,140	155,861
Purchase of treasury stock	(709,887)	(610,184)	(814,327)

Net cash used in financing activities	(548,099)	(510,015)	(661,738)

Effect of exchange rates on cash and cash equivalents	184	172	4,031

Net increase (decrease) in cash and cash equivalents	57,850	(141,346)	(241,510)
Cash and cash equivalents at beginning of period	25,992	167,338	408,848

Cash and cash equivalents at end of period	$83,842	$25,992	$167,338

Supplemental disclosure of cash flow information:
Interest paid	$376	$314	$890

Income taxes paid (refunded)	$202,414	$112,357	$(21,684)

Capital lease obligations incurred for acquisition of equipment	$606	$7,435	$-

Supplemental schedule of non-cash investing and financing activities:
In fiscal 2005 property and equipment and other liabilities increased $15,922 in connection with leasehold improvement additions that were directly funded by landlord allowances under certain operating leases.
See accompanying notes.

INTUIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the financial statements of Intuit and its wholly owned subsidiaries. We have eliminated all significant intercompany balances and transactions in consolidation. We have reclassified certain other amounts previously reported in our financial statements to conform to the current presentation. As discussed in Note 8, we accounted for the February 2003 sale of our Japanese subsidiary, Intuit KK, the December 2004 sale of our Intuit Public Sector Solutions (IPSS) business and the May 2005 decision to sell our Intuit Information Technology Solutions (ITS) business as discontinued operations. Accordingly, we have reclassified our financial statements for all periods presented to reflect Intuit KK, IPSS and ITS as discontinued operations. Unless noted otherwise, discussions in these notes pertain to our continuing operations.
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
Net Revenue
We derive revenue from the sale of packaged software products, license fees, product support, professional services, outsourced payroll services, merchant services, transaction fees and multiple element arrangements that may include any combination of these items. We recognize revenue for software products and related services in accordance with the American Institute of Certified Public Accountants’ Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as modified by SOP 98-9. For other offerings, we follow Staff Accounting Bulletin No. 104, “Revenue Recognition.” We recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collectibility is probable.
In some situations, we receive advance payments from our customers. We also offer multiple element arrangements to our customers. We defer revenue associated with these advance payments and the relative fair value of undelivered elements until we ship the products or perform the services. Deferred revenue consisted of the following at the dates indicated:

	July 31,

	2005	2004
(In thousands)
Product and product-related services	$261,135	$182,410
Customer support	18,247	24,786

Total deferred revenue	$279,382	$207,196

In accordance with the Financial Accounting Standard Board’s (FASB’s) Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” we account for cash consideration (such as sales incentives) that we give to our customers or resellers as a reduction of revenue rather than as an operating expense unless we receive a benefit that we can identify and for which we can reasonably estimate the fair value.
Product Revenue
We recognize revenue from the sale of our packaged software products and supplies when legal title transfers, which is generally when we ship the products or, in the case of certain agreements, when products are delivered to retailers. We sell some of our QuickBooks, Consumer Tax and Quicken products on consignment to a limited number of retailers. We recognize revenue for these consignment transactions only when the end-user sale has occurred. For product revenue that is sold on a subscription basis and includes periodic updates, we recognize revenue ratably over the contractual time period.
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

In situations where VSOE exists for all elements (delivered and undelivered), we allocate the total revenue to be earned under the arrangement among the various elements, based on their relative fair value. For transactions where VSOE exists only for the undelivered elements, we defer the full fair value of the undelivered elements and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. If VSOE does not exist for undelivered items that are services, then we recognize the entire arrangement fee ratably over the service period. If VSOE does not exist for undelivered elements that are specified products or features, we defer revenue until the earlier of the delivery of all elements or the point at which we determine VSOE for these undelivered elements.
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
Customer Service and Technical Support
The costs of providing customer service under paid technical support contracts are included on the cost of service revenue line on our statement of operations. Customer service and free technical support costs are included on the sales and marketing expense line on our statements of operations. Customer service and technical support costs include costs associated with performing order processing, answering customer inquiries by telephone and through Web sites, e-mail and other electronic means, and providing free technical support assistance to customers. In connection with the sale of certain products, we provide a limited amount of free technical support assistance to customers. We do not defer the recognition of any revenue associated with sales of these products, since the cost of providing this free technical support is insignificant. The technical support is provided within one year after the associated revenue is recognized and free product enhancements are minimal and infrequent. We accrue the estimated cost of providing this free support upon product shipment.
Software Development Costs
Statement of Financial Accounting Standards (SFAS) 86, “Accounting for Costs of Computer Software to be Sold, Leased, or otherwise Marketed,” requires companies to expense software development costs as they incur them until technological feasibility has been established, at which time those costs are capitalized until the product is available for general release to customers. To date, our software has been available for general release concurrent with the establishment of technological feasibility and, accordingly, we have not capitalized any development costs. SFAS 2, “Accounting for Research and Development Costs,” establishes accounting and reporting standards for research and development. In accordance with SFAS 2, costs we incur to enhance our existing products or after the general release of the service using the product are expensed in the period they are incurred and included in research and development costs on our statement of operations.

Internal Use Software
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
Advertising
We expense advertising costs as we incur them. We recorded advertising expense of approximately $51.8 million in fiscal 2005, $43.2 million in fiscal 2004 and $32.4 million in fiscal 2003.
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
In accordance with FASB Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” we record landlord allowances as deferred rent liabilities in other current liabilities or long-term obligations, as appropriate, on our balance sheets. We record landlord cash incentives as operating activity on our statements of cash flows. We record other landlord allowances as non-cash investing and financing activities on our statements of cash flows. Also in accordance with FTB 88-1, we classify the amortization of landlord allowances as a reduction of occupancy expense on our statements of operations.
Foreign Currency
The functional currency of all our foreign subsidiaries is the local currency. Assets and liabilities of our foreign subsidiaries are translated at the exchange rate on the balance sheet date. Revenue, costs and expenses are translated at average rates of exchange in effect during the year. We report translation gains and losses as a separate component of stockholders’ equity. We include net gains and losses resulting from foreign exchange transactions on our statement of operations. We recorded a nominal loss from foreign exchange transactions in fiscal 2005 and gains from foreign exchange transactions of $2.7 million in fiscal 2004 and $5.1 million in fiscal 2003.
Income Taxes
When we prepare our financial statements, we estimate our income taxes based on the various jurisdictions where we conduct business. Significant judgment is required in determining our worldwide income tax provision. We recognize liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. We record an additional amount in our provision for income taxes in the period in which we determine that our recorded tax liability is less than we expect the ultimate tax assessment to be. If in a later period we determine that payment of this additional amount is unnecessary, we reverse the liability and recognize a tax benefit in that later period. As a result, our ongoing assessments of the probable outcomes of the audit issues and related tax positions require judgment and can materially increase or decrease our effective tax rate and materially affect our operating results. This also requires us to estimate our current tax exposure and to assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our balance sheet. We must then assess the likelihood that our deferred tax assets will be realized. To the extent we believe that realization is not likely, we establish a valuation allowance. When we establish a valuation allowance or increase this allowance in an accounting period, we record a corresponding tax expense on our statement of operations.
Our net deferred tax asset at July 31, 2005 was $173.3 million, net of the valuation allowance of $6.0 million. We recorded the valuation allowance to reflect uncertainties about whether we will be able to utilize some of our deferred tax assets (consisting primarily of certain state capital loss carryforwards) before they expire. The valuation allowance is based on our estimates of taxable income for the jurisdictions in which we operate and the period over which our deferred tax assets will be realizable. While we have considered future taxable income in assessing the need for the valuation allowance, we could be required to increase the valuation allowance to take into account additional deferred tax assets that we may be unable to realize. An increase in the valuation allowance would have an adverse impact, which could be material, on our income tax provision and net income in the period in which we make the increase.
Per Share Computations
We compute basic income or loss per share using the weighted average number of common shares outstanding during the period. We compute diluted income or loss per share using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon the exercise of stock options under the treasury stock method and vested restricted stock awards. Stock options with exercise prices greater than the average market price for our common stock are excluded from the calculation of diluted income or loss per share because their effect is anti-dilutive. In loss periods, basic and diluted loss per share are identical since the effect of common equivalent shares is anti-dilutive and therefore excluded.
The following table presents the composition of shares used in the computation of basic and diluted per share amounts for fiscal 2005, 2004 and 2003:

	Twelve Months Ended July 31,

	2005	2004	2003
(In thousands)
Net income	$381,627	$317,030	$343,034

Shares used in basic per share amounts:
Weighted average common shares outstanding	184,601	195,455	205,294

Shares used in diluted per share amounts:
Weighted average common shares outstanding	184,601	195,455	205,294
Dilutive common equivalent shares from stock options	3,659	4,571	5,661
Dilutive common equivalent shares from restricted stock awards	138	55	-

Dilutive weighted average common shares outstanding	188,398	200,081	210,955

Basic net income per share	$2.07	$1.62	$1.67

Diluted net income per share	$2.03	$1.58	$1.63

Anti-dilutive weighted shares from stock options excluded from calculation	9,102	7,788	6,988

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
Accounts Receivable
Accounts receivable are recorded at the invoiced amount and are not interest bearing. We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables. We review our accounts receivable by aging category to identify significant customers with known disputes or collectibility issues. For those invoices not specifically reviewed, we provide reserves based on the age of the receivable. In determining the amount of the reserve, we make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. We also consider our historical level of credit losses and current economic trends that might impact the level of future credit losses.
Funds Held for Payroll Customers and Payroll Customer Fund Deposits
Funds held for payroll customers represent cash held on behalf of our payroll customers that is invested in cash, cash equivalents and investments. Payroll customer fund deposits consist primarily of payroll taxes we owe on behalf of our payroll customers.
Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation. We calculate depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to 30 years. We amortize leasehold improvements using the straight-line method over the lesser of their estimated useful lives or remaining lease terms. We include the amortization of assets that are recorded under capital leases in depreciation expense.
Goodwill, Purchased Intangible Assets and Other Long-Lived Assets
We record goodwill when the purchase price of net tangible and intangible assets we acquire exceeds their fair value. We amortize the cost of identified intangible assets on a straight-line basis over periods ranging from two to seven years.
We regularly perform reviews to determine if the carrying values of our long-lived assets are impaired. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” we review goodwill and other intangible assets that have indefinite useful lives for impairment at least annually in our fourth fiscal quarter, or more frequently if an event occurs indicating the potential for impairment. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review intangible assets that have finite useful lives and other long-lived assets when an event occurs indicating the potential for impairment. In our reviews, we look for facts or circumstances, either internal or external, indicating that we may not recover the carrying value of the asset. We measure impairment losses related to long-lived assets based on the amount by which the carrying amounts of these assets exceed their fair values. Our measurement of fair value under SFAS 142 is generally based on a blend of an analysis of the present value of estimated future discounted cash flows and a comparison of revenue and operating income multiples for companies of similar industry and/or size. Our measurement of fair value under SFAS 144 is generally based on the present value of estimated future discounted cash flows. Our analysis is based on available information and on assumptions and projections that we consider to be reasonable and supportable. The discounted cash flow analysis considers the likelihood of possible outcomes and is based on our best estimate of projected future cash flows. If necessary, we perform subsequent calculations to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets.
Stock-Based Incentive Programs
We provide equity incentives to our employees and to the members of our Board of Directors. Through the end of fiscal 2005, we applied the intrinsic value recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based incentives. Accordingly, we were not required to record compensation expense when stock options were granted to eligible participants as long as the exercise price was not less than the fair market value of the stock when the option was granted. We were also not required to record compensation expense in connection with our Employee Stock Purchase Plan as long as the purchase price of the stock was not less than 85% of the lower of the fair market value of the stock at the beginning of each offering period or at the end of each purchase period.
In October 1995 the FASB issued SFAS 123, “Accounting for Stock-Based Compensation,” and in December 2002 the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Although these pronouncements allowed us to continue to follow the APB 25 guidelines and not record compensation expense for most employee stock-based awards, we were required to disclose our pro forma net income or loss and net income or loss per share as if we had adopted SFAS 123 and SFAS 148. The pro forma impact of applying SFAS 123 and SFAS 148 in fiscal 2005, 2004 and 2003 does not necessarily represent the pro forma impact in future years.
On December 16, 2004 the FASB issued SFAS 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS 123. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. This standard is effective for public companies for fiscal years beginning after June 15, 2005. We are required to adopt this new standard in the first quarter of our fiscal year ending July 31, 2006. See “Recent Accounting Pronouncements” later in this Note 1.
To determine the pro forma impact of applying SFAS 123, we estimated the fair value of our options using the Black-Scholes option valuation model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires the input of highly subjective assumptions including the expected volatility of our common stock price. Our stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates.
Assumptions used for the valuation model are set forth below. The appropriate volatility factor for stock options and for our Employee Stock Purchase Plan is the estimated future volatility of our stock over the expected life of the options. Prior to the fourth quarter of fiscal 2004 we estimated the volatility factors for stock options and for our Employee Stock Purchase Plan using the historical volatility of our stock over the most recent five-year period. From the fourth quarter of fiscal 2004 through the third quarter of fiscal 2005 we estimated the volatility factors for stock options using the historical volatility of our stock over the most recent three-year period, which was approximately equal to the average expected life of our options. During that time we estimated the volatility factors for our Employee Stock Purchase Plan using the historical volatility of our stock over the most recent one-year period, which was equal to the length of the offering periods under that plan. Beginning in the fourth quarter of fiscal 2005 we estimated the volatility factors for stock options and for our Employee Stock Purchase Plan using the implied volatility of our stock. We estimated the implied volatility of our stock using the prices of publicly traded options, which we believe provides a more accurate estimate of expected volatility factors over the life of the options.

				Employee Stock
	Stock Options			Purchase Plan

	Twelve Months			Twelve Months
	Ended July 31,			Ended July 31,

	2005	2004	2003	2005	2004	2003

Average expected life (years)	2.98	3.36	3.43	1.00	1.00	1.00
Average expected volatility factor	36%	65%	78%	27%	63%	78%
Average risk-free interest rate	3.26%	2.43%	2.07%	2.70%	1.03%	0.98%
Average expected dividend yield	-	-	-	-	-	-
The following table illustrates the effect on our net income and net income per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based incentives using the Black Scholes valuation model. For purposes of this reconciliation, we add back to previously reported net income all stock-based incentive expense we have recorded that relates to acquisitions. We then deduct the pro forma stock-based incentive expense determined under the fair value method for all awards including those that relate to acquisitions. The pro forma stock-based incentive expense has no impact on our cash flow. In the future, we may elect to use different assumptions under the Black Scholes valuation model or a different valuation model, which could result in a significantly different impact on our pro forma net income or loss.

	Twelve Months Ended July 31,

	2005	2004	2003
(In thousands, except per share amounts)
Net income
Net income, as reported	$381,627	$317,030	$343,034
Add: Stock-based employee compensation expense included in reported net income, net of income taxes	81	533	753
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of income taxes	(48,283)	(70,480)	(84,384)

Pro forma net income	$333,425	$247,083	$259,403

Net income per share
Basic – as reported	$2.07	$1.62	$1.67

Basic – pro forma	$1.81	$1.26	$1.26

Diluted – as reported	$2.03	$1.58	$1.63

Diluted – pro forma	$1.77	$1.23	$1.23

The weighted average fair value of options granted during fiscal 2005 was $10.42, during fiscal 2004 was $16.68 and during fiscal 2003 was $22.20.
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
We sell a significant portion of our products through third-party retailers and distributors. As a result, we face risks related to the collectibility of our accounts receivable. At July 31, 2005 amounts due from our eight largest retailers and distributors represented approximately 17% of total accounts receivable. At January 31, 2005, the height of the 2004 consumer tax season, amounts due from those eight retailers and distributors represented approximately 45% of total accounts receivable. To appropriately manage this risk, we perform ongoing evaluations of customer credit and limit the amount of credit extended as we deem appropriate but generally do not require collateral. We maintain reserves for estimated credit losses and these losses have historically been within our expectations. However, since we cannot necessarily predict future changes in the financial stability of our customers, we cannot guarantee that our reserves will continue to be adequate. No distributor or individual retailer accounted for 10% or more of total net revenue in fiscal 2005, 2004 or 2003, nor did any customer account for 10% or more of accounts receivable at July 31, 2005 or July 31, 2004. Amounts due from Rock Acquisition Corporation, the purchaser of our Quicken Loans mortgage business, under certain licensing and distribution agreements comprised 11.0% of accounts receivable at July 31, 2005 and 11.6% of accounts receivable at July 31, 2004. See Note 8.
We rely on three third-party vendors to perform the manufacturing and distribution functions for our primary desktop software products. We also have a key single-source vendor that prints and fulfills orders for all of our checks and most other products for our financial supplies business. While we believe that relying heavily on key vendors improves the efficiency and reliability of our business operations, relying on any one vendor for a significant aspect of our business can have a significant negative impact on our revenue and profitability if that vendor fails to perform at acceptable service levels for any reason, including financial difficulties of the vendor.
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
SFAS 123(R) is effective for public companies for fiscal years beginning after June 15, 2005, with earlier adoption permitted. We are required to adopt this new standard in the first quarter of our fiscal year ending July 31, 2006. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

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
As permitted by SFAS 123, through the end of fiscal 2005 we accounted for share-based payments to employees using APB 25’s intrinsic value method. As a consequence, we generally recognized no compensation cost for employee stock options and purchases under our Employee Stock Purchase Plan. Although the adoption of SFAS 123(R)’s fair value method will have no adverse impact on our balance sheet or net cash flows, it will have a significant adverse impact on our net income and net income per share. The pro forma effects on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to share-based payments to employees in prior periods are disclosed in this Note 1 under “Stock-Based Incentive Programs.” Although the pro forma effects of applying SFAS 123 may be indicative of the effects of applying SFAS 123(R), the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123(R) will depend on numerous factors including the valuation model we use to value future share-based payments to employees, estimated forfeiture rates and the accounting policies we adopt concerning the method of recognizing the fair value of awards over the requisite service period.
SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under current accounting rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged compared with cash flow as it would have been reported under prior accounting rules.
SFAS 154, “Accounting Changes and Error Corrections”
On June 1, 2005 the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB 20, “Accounting Changes,” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 carries forward many other provisions of APB 20 without change, including the provisions related to the reporting of a change in accounting estimate, a change in the reporting entity and the correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after June 1, 2005. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.
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

The following schedule summarizes our investments and funds held for payroll customers at the dates indicated:

	July 31, 2005		July 31, 2004

		Fair		Fair
	Cost	Value	Cost	Value
(In thousands)
Type of issue:
Cash and cash equivalents in funds held for payroll customers	$263,860	$263,860	$231,737	$231,737
Available-for-sale debt securities:
Corporate notes	7,000	7,000	54,378	54,009
Municipal bonds	981,341	980,500	939,717	938,143
U.S. government securities	16,991	16,894	91,684	91,123

Total available-for-sale debt securities	1,005,332	1,004,394	1,085,779	1,083,275

Total investments and funds held for payroll customers	$1,269,192	$1,268,254	$1,317,516	$1,315,012

Classification of investments on balance sheets:
Investments	$911,354	$910,416	$994,475	$991,971
Funds held for payroll customers	357,838	357,838	323,041	323,041

	$1,269,192	$1,268,254	$1,317,516	$1,315,012

Unrealized gains and losses on our available-for-sale debt securities are included in accumulated other comprehensive income (loss) on our balance sheet. Gross unrealized gains and losses on our available-for-sale debt securities were as follows at the dates indicated:

	July 31,

	2005	2004
(In thousands)
Gross unrealized gains	$31	$174
Gross unrealized losses	(969)	(2,678)

Net unrealized gains (losses)	$(938)	$(2,504)

The following table summarizes the fair value and gross unrealized losses related to 115 available-for-sale debt securities, aggregated by type of investment and length of time that individual securities have been in a continuous unrealized loss position, at July 31, 2005:

	In a Loss Position		In a Loss Position
	for		for
	Less Than 12		12 Months or		Total in a Loss
	Months		More		Position

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(In thousands)
Municipal bonds	$216,124	$(735)	$26,971	$(137)	$243,095	$(872)
U.S. government securities	9,957	(43)	6,937	(54)	16,894	(97)

	$226,081	$(778)	$33,908	$(191)	$259,989	$(969)

We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. At July 31, 2005 we believe that the investments that we hold are not other-than-temporarily impaired. While certain available-for-sale debt securities have fair values that are below cost, we believe that it is probable that principal and interest will be collected in accordance with contractual terms, and that the decline in market value is due to changes in interest rates and not due to increased credit risk.
Realized gains and losses on our available-for-sale debt securities are included in interest and other income on our statement of operations. Gross realized gains and losses on our available-for-sale debt securities were as follows for the periods indicated:

	Twelve Months
	Ended July 31,

	2005	2004	2003
(In thousands)
Gross realized gains	$170	$728	$1,885
Gross realized losses	(2,716)	(337)	(49)

Net realized gains (losses)	$(2,546)	$391	$1,836

The following table summarizes our available-for-sale debt securities held in investments and funds held for payroll customers, classified by the stated maturity date of the security:

	July 31, 2005

	Cost	Fair Value
(In thousands)
Due within one year	$194,340	$193,782
Due within two years	58,306	58,031
Due within three years	-	-
Due after three years	752,686	752,581

Total available-for-sale debt securities	$1,005,332	$1,004,394

Approximately 90% of our available-for-sale debt securities have an interest reset date, put date or mandatory call date within one year.
3.     Property and Equipment
Property and equipment consisted of the following at the dates indicated:

		July 31,
	Life in
	Years	2005	2004
(Dollars in thousands)
Equipment	3-5	$268,472	$251,645
Computer software	3-5	204,649	130,906
Furniture and fixtures	5	29,631	27,959
Leasehold improvements	1-12	92,767	71,457
Land	N/A	2,418	2,348
Buildings	30	28,097	26,646
Capital in progress	N/A	13,863	55,923

		639,897	566,884
Less accumulated depreciation and amortization		(431,349)	(334,690)

Total property and equipment, net		$208,548	$232,194

Capital in progress consists primarily of costs related to internal use software projects. As discussed in Note 1, “Software Development Costs,” we capitalize costs related to the development of computer software for internal use in accordance with SOP 98-1. We capitalized internal use software costs totaling $31.4 million in fiscal 2005, $65.8 million in fiscal 2004 and $42.9 million in fiscal 2003. These amounts included capitalized labor costs of $17.9 million in fiscal 2005, $21.7 million in fiscal 2004 and $23.0 million in fiscal 2003. Costs related to internal use software projects are included in the capital in progress category of property and equipment until project completion, at which time they are transferred to the computer software category and amortized on a straight-line basis over their useful lives, generally three to five years.
4.     Goodwill and Purchased Intangible Assets
As discussed in Note 1, “Goodwill, Purchased Intangible Assets and Other Long-Lived Assets,” under current accounting rules goodwill is not amortized but is subject to annual impairment tests. Changes in the carrying value of goodwill by reportable segment during fiscal 2005 were as presented in the following table. Our reportable segments are described in Note 9. Goodwill for our Intuit Information Technology Solutions (ITS) business has been reclassified to long-term assets of discontinued operations on our balance sheet at July 31, 2005 and 2004. See Note 8.

	Balance	Goodwill	Foreign	Balance
	July 31,	Acquired/	Currency	July 31,
	2004	Adjusted	Translation	2005
(In thousands)
QuickBooks-Related	$104,433	$(120)	$-	$104,313
Intuit-Branded Small Business	292,701	-	-	292,701
Consumer Tax	10,495	(22)	-	10,473
Professional Tax	90,507	-	-	90,507
Other Businesses	10,719	-	786	11,505

Totals	$508,855	$(142)	$786	$509,499

Purchased intangible assets consisted of the following at the dates indicated. The fiscal 2005 increase in customer lists was primarily due to the addition of customer lists for our Intuit-Branded Small Business and Other Business segments. Purchased intangible assets for our ITS business have been reclassified to long-term assets of discontinued operations at July 31, 2005 and 2004. See Note 8.

		July 31,
	Life in
	Years	2005	2004
(Dollars in thousands)
Customer lists	2-7	$199,666	$187,901
Less accumulated amortization		(152,421)	(129,862)

		47,245	58,039

Purchased technology	2-7	130,218	130,229
Less accumulated amortization		(111,590)	(101,436)

		18,628	28,793

Trade names and logos	5-7	17,255	17,128
Less accumulated amortization		(14,038)	(12,425)

		3,217	4,703

Covenants not to compete	2-5	11,557	11,364
Less accumulated amortization		(10,969)	(8,995)

		588	2,369

Total purchased intangible assets		358,696	346,622
Total accumulated amortization		(289,018)	(252,718)

Total purchased intangible assets, net		$69,678	$93,904

We summarize the following expenses on the acquisition-related charges line of our statement of operations:

	Twelve Months Ended July 31,

	2005	2004	2003
(In thousands)
Amortization of purchased intangible assets	$16,412	$22,921	$32,083
Amortization of acquisition-related deferred compensation	133	514	629
Charge for purchased research and development	-	-	1,070

Total acquisition-related charges	$16,545	$23,435	$33,782

At July 31, 2005 we expected future amortization of our purchased intangible assets by fiscal year to be as shown in the following table. Amortization of purchased intangible assets is charged primarily to amortization of purchased intangible assets in cost of revenue and to acquisition-related charges in operating expenses on our statement of operations. Future acquisitions could cause these amounts to increase. In addition, if impairment events occur they could accelerate the timing of purchased intangible asset charges.

Expected
Amortization
Expense
(In thousands)
Twelve months ending July 31,
2006	$29,576
2007	20,339
2008	12,881
2009	6,445
2010	437

Total expected future amortization expense	$69,678

As discussed in Note 1, we regularly perform reviews to determine if the carrying values of our goodwill and purchased intangible assets may be impaired. We look for the existence of facts and circumstances, either internal or external, that indicate that the carrying value of the asset may not be recovered.
During the fourth quarter of fiscal 2004, events and circumstances indicated impairment of goodwill that we recorded in connection with our acquisition of Intuit Public Sector Solutions (IPSS) in May 2002. IPSS was part of our Intuit-Branded Small Business segment. The primary indicator of impairment was the fact that actual sales levels did not meet initial projections.
We measured the impairment loss based on the amount by which the carrying amount of goodwill exceeded the fair value based on lower projected profits and decreases in cash flow. Our measurement of fair value was based on a blend of an analysis of the future discounted cash flows and a comparison of revenue and operating income multiples for companies of similar industry and/or size as discussed in Note 1. Based on our analysis, in the fourth quarter of fiscal 2004 we recorded a charge of $18.7 million to reduce the carrying value of the goodwill to $10.9 million. In the first quarter of fiscal 2005 our Board of Directors formally approved a plan to sell IPSS and it became a long-lived asset held for sale and a discontinued operation in that quarter. The impairment charge is therefore included in the fiscal 2004 net loss from IPSS discontinued operations. We sold IPSS for approximately $11.0 million in December 2004. See Note 8.
5.     Comprehensive Net Income (Loss)
SFAS 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive net income (loss) and its components in stockholders’ equity. SFAS 130 requires the components of other comprehensive income (loss), such as changes in the fair value of available-for-sale securities and foreign currency translation adjustments, to be added to our net income (loss) to arrive at comprehensive income (loss). Other comprehensive income (loss) items have no impact on our net income (loss) as presented on our statement of operations.
The components of accumulated other comprehensive income (loss), net of income taxes, were as follows for the periods indicated:

	Unrealized Gain (Loss) on
			Foreign
		Marketable	Currency
	Investments	Securities	Translation	Total
(In thousands)
Balance at July 31, 2002	$2,058	$(4,845)	$(888)	$(3,675)
Unrealized (loss) gain, net of income tax benefit of $496 and provision of $8,582	(743)	12,873	-	12,130
Reclassification adjustment for realized gain included in net income, net of income tax benefit of $734 and $5,282	(1,102)	(7,923)	-	(9,025)
Translation adjustment	-	-	(219)	(219)

Other comprehensive income (loss)	(1,845)	4,950	(219)	2,886

Balance at July 31, 2003	213	105	(1,107)	(789)
Unrealized (loss) gain, net of income tax benefit of $987 and provision of $180	(1,481)	270	-	(1,211)
Reclassification adjustment for realized gain included in net income, net of income tax benefit of $156	(234)	-	-	(234)
Translation adjustment	-	-	(1,141)	(1,141)

Other comprehensive income (loss)	(1,715)	270	(1,141)	(2,586)

Balance at July 31, 2004	(1,502)	375	(2,248)	(3,375)
Unrealized (loss) gain, net of income tax benefit of $321 and provision of $639	(659)	1,076	-	417
Reclassification adjustment for realized loss included in net income, net of income tax provision of $967	1,579	-	-	1,579
Translation adjustment	-	-	1,553	1,553

Other comprehensive income	920	1,076	1,553	3,549

Balance at July 31, 2005	$(582)	$1,451	$(695)	$174

6.  Deferred Compensation
When we assume unvested stock options in connection with acquisitions, we record deferred stock-based compensation as a reduction of stockholders’ equity. The amount recorded is equal to the difference between the exercise price of the unvested options and the fair market value of Intuit stock on the closing date of the acquisition. Deferred stock-based compensation for unvested stock options that we have assumed is amortized ratably over the vesting term of these options to acquisition-related charges on our statement of operations.
When we grant restricted stock to employees that is subject to vesting, we record deferred stock-based compensation equal to the difference between the purchase price and the fair market value of the stock on the date of grant. Deferred stock-based compensation for restricted stock is amortized ratably over the vesting term of the awards to general and administrative expense on our statement of operations. See

Note 13 for a description of restricted stock granted to our chief executive officer in fiscal 2005, 2004 and 2003.
The following table summarizes the activity in deferred stock-based compensation for the periods indicated:

	Twelve Months Ended July 31,

	2005	2004	2003
(In thousands)
Beginning balance	$19,434	$25,850	$12,628
Deferred stock-based compensation:
Restricted stock awards	2,504	1,089	18,082
Deferred stock-based compensation	-	-	-
Cancellation of restricted stock awards and deferred stock-based compensation	(33)	(384)	(891)

Total deferred stock-based compensation	2,471	705	17,191

Amortization of deferred stock-based compensation:
General and administrative expense	(5,489)	(6,232)	(2,714)
Acquisition-related charges	(133)	(889)	(1,255)

Total amortization of deferred stock-based compensation	(5,622)	(7,121)	(3,969)

Ending balance	$16,283	$19,434	$25,850

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
Fiscal 2004
In October 2003 we acquired all of the membership interests of Innovative Merchant Solutions LLC and a related entity doing business as Innovative Gateway Solutions (together, IMS) for an aggregate purchase price of approximately $116.7 million in cash. Of the total purchase price, $86.3 million was paid to the members of IMS and $30.4 million was deposited into a third-party escrow account at closing. Of the cash deposited into escrow, $22.2 million has been paid to former IMS members in accordance with the terms of the acquisition agreement, $0.2 million was paid to settle a third-party claim and the remaining $8.0 million will be paid to former IMS members in October 2005 upon the satisfaction of certain operating contingencies.
IMS offers a full range of merchant services to small businesses nationwide, including credit and debit card processing services. We acquired IMS as part of our Right for Me philosophy to offer a wider range of business solutions for small businesses. IMS became part of our QuickBooks-Related segment. We allocated approximately $17.3 million of the IMS purchase price to identified intangible assets and recorded the excess purchase price of $98.4 million as goodwill. The identified intangible assets are being amortized over terms ranging from two to four years. IMS’s results of operations for periods prior to the date of acquisition were not material when compared with our consolidated results.

Fiscal 2003
In September 2002 we acquired all of the outstanding stock of Blue Ocean Software, Inc. for approximately $177.3 million in cash. We paid $16.5 million of the purchase price into a third-party escrow account. This amount was paid in fiscal 2004 in accordance with the terms of the escrow agreement. Blue Ocean offers software solutions that help businesses manage their information technology resources and assets. We acquired this company as part of our Right for Me philosophy to offer a wider range of business solutions for small businesses. Blue Ocean was branded as Intuit Information Technology Solutions (ITS) and became part of our Intuit-Branded Small Business segment.
We allocated approximately $13.2 million of the purchase price to purchased technology and $7.8 million to in-process research and development, which was charged to expense in the first quarter of fiscal 2003. We recorded the excess purchase price of $150.3 million (as adjusted) as goodwill. The purchased technology was being amortized over six years. In May 2005 our Board of Directors formally approved a plan to sell ITS. In accordance with the provisions of SFAS 144, we determined that ITS became a long-lived asset held for sale and a discontinued operation in the fourth quarter of fiscal 2005 and we therefore discontinued the amortization of ITS intangible assets in that quarter. Since the carrying value of ITS at July 31, 2005 was less than the estimated fair value less cost to sell, no adjustment to the carrying value of this long-lived asset was necessary during the fourth quarter of fiscal 2005. See Note 8. Blue Ocean’s results of operations for periods prior to the date of acquisition were not material when compared with our consolidated results.
In the past, we marketed and sold our Premier Payroll Service jointly with Wells Fargo Bank. In February 2003 we acquired for $29.2 million in cash the rights to brand and market the offering directly to Premier Payroll Service customers who currently use Intuit’s service. As a result of this agreement, we no longer pay royalties to Wells Fargo on Premier Payroll Service revenue. We recorded the purchase price as a purchased intangible asset and are amortizing it on a straight-line basis to cost of service revenue over five years, the estimated useful life of the customer base. Total accumulated amortization for this asset was $14.4 million at July 31, 2005 and $8.5 million at July 31, 2004.
In July 2003 we acquired all the outstanding stock of Income Dynamics, Inc. for approximately $10.0 million or 224,589 shares of Intuit common stock and $0.3 million in cash. Income Dynamics offers software that provides tools for taxpayers to determine the fair market value of items donated to charities. Income Dynamics became part of our Consumer Tax segment. We allocated approximately $3.2 million of the purchase price to identified intangible assets and recorded the excess purchase price of $7.9 million as goodwill. The identified intangible assets are being amortized over terms ranging from two to five years. Income Dynamics’ results of operations for periods prior to the date of acquisition were not material when compared with our consolidated results.

Purchase Price Allocation and Acquired Goodwill by Reportable Segment
Purchase prices for the acquisitions described above have been allocated on the basis of their fair values on the acquisition dates as follows:

	Twelve Months
	Ended July 31,

	2004	2003
(In thousands)
Tangible assets	$5,370	$15,478
Intangible assets:
Goodwill	96,957	160,658
Customer lists	19,000	25,018
Purchased technology	3,602	22,263
Trade names and logos	220	493
Covenant not to compete	1,799	1,750
Deferred revenue	-	(7,290)
Assumption of debt/bridge loans	-	(545)
Accrued restructuring	-	(597)
Acquisition costs	117	(689)
Other tangible liabilities	(3,502)	5,314
In-process research and development	-	8,859

Total purchase price	$123,563	$230,712

Cash consideration paid and cash consideration payable	$123,563	$220,717
Stock consideration paid and fair value of stock options assumed	-	9,995

Total purchase price	$123,563	$230,712

Deferred stock compensation is recorded in stockholders’ equity and is being amortized over the vesting period of the applicable options using the straight-line method. We amortize most other intangible assets over their estimated useful lives, which range from two to seven years. See Note 1, “Goodwill, Purchased Intangible Assets and Other Long-lived Assets,” and Note 4.
The following table presents the changes in goodwill by reportable business segments for the periods indicated. The table includes purchase price adjustments that lowered recorded goodwill for certain acquisitions.

	Twelve Months Ended July 31,

	2005	2004	2003
(In thousands)
QuickBooks-Related	$(120)	$98,366	$818
Intuit-Branded Small Business	-	(700)	147,215
Consumer Tax	(22)	(709)	7,896
Professional Tax	-	-	-
Other Businesses	-	-	4,729

Total goodwill	$(142)	$96,957	$160,658

Of the total goodwill acquired, amounts deductible for income tax purposes totaled $78.4 million in fiscal 2004 and $0.8 million in fiscal 2003.

8.  Discontinued Operations
Intuit Information Technology Solutions
In May 2005 our Board of Directors formally approved a plan to sell our Intuit Information Technology Solutions (ITS) business, which was part of our Intuit-Branded Small Business segment. The decision was a result of management’s desire to focus resources on Intuit’s core products and services. In accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we determined that ITS became a long-lived asset held for sale in the fourth quarter of fiscal 2005. SFAS 144 provides that a long-lived asset classified as held for sale should be measured at the lower of its carrying amount or fair value less cost to sell. Since the carrying value of ITS at July 31, 2005 was less than the estimated fair value less cost to sell, no adjustment to the carrying value of this long-lived asset was necessary during the fourth quarter of fiscal 2005. In accordance with SFAS 144, we discontinued the amortization of ITS intangible assets in the fourth quarter of fiscal 2005.
Also in accordance with the provisions of SFAS 144, we determined that ITS became a discontinued operation in the fourth quarter of fiscal 2005. Consequently, we have segregated the net assets, operating results and cash flows of ITS from continuing operations on our balance sheets, statements of operations and statements of cash flows for all periods presented. ITS generated cash flows from its business operations during the fourth quarter of fiscal 2005. We expect ITS to continue to generate cash flows from its business operations until it is sold.
The carrying amounts of the major classes of assets and liabilities of ITS at July 31, 2005 were as shown in the following table. Carrying amounts approximated fair values.

July 31,
2005
(In thousands)
Cash	$9,601
Accounts receivable	11,958
Other current assets	430
Property and equipment, net	304
Goodwill	150,282
Purchased intangible assets, net	8,614

Total assets	181,189

Accounts payable	2,351
Accrued compensation	1,993
Deferred revenue	15,563
Other current liabilities	2,088
Deferred income taxes	2,611
Long-term obligations	240

Total liabilities	24,846

Net assets	$156,343

Intuit Public Sector Solutions
In December 2004 we sold our Intuit Public Sector Solutions (IPSS) business for approximately $11 million. IPSS was part of our Intuit-Branded Small Business segment. In accordance with SFAS 144, we accounted for the sale as discontinued operations. We have therefore segregated the net assets, operating results and cash flows of IPSS from continuing operations on our balance sheets, statements of operations and statements of cash flows for all periods prior to the sale. The $4.8 million loss on disposal of IPSS that we recorded in fiscal 2005 included $4.3 million for the estimated tax payable in connection with the tax gain on the sale of IPSS.

Intuit KK
In February 2003 we sold all of the outstanding stock of our wholly owned Japanese subsidiary, Intuit KK, to a private equity investment firm located in Japan for approximately $79 million. Intuit KK was part of our Other Businesses segment. In accordance with the provisions of SFAS 144, we accounted for the sale as discontinued operations. We have therefore segregated the net assets, operating results and cash flows of Intuit KK from continuing operations on our balance sheets, statements of operations and statements of cash flows for all periods prior to the sale.
Quicken Loans
In July 2002 we sold 87.5% of our Quicken Loans mortgage business to Rock Acquisition Corporation and accounted for the sale as discontinued operations. In October 2002 we sold our 12.5% minority interest in Rock to Rock’s majority shareholders and recorded a $5.6 million gain on the transaction.
Concurrent with the sale, Rock licensed the right to use our Quicken Loans trademark for its residential home loan and home equity loan products for five years. We also entered into a five-year distribution agreement with Rock through which it will provide mortgage services on Quicken.com. We recorded royalties under the trademark licensing agreement of $9.3 million in each of fiscal 2005, 2004 and 2003. We recorded fees under the distribution agreement of $0.6 million in fiscal 2005, $0.9 million in fiscal 2004 and $0.8 million in fiscal 2003. The royalties from the licensing agreement and the fees from the distribution agreement are recorded as earned and included in interest and other income on our statements of operations. Royalties and fees due from Rock under these agreements totaled $9.5 million at July 31, 2005 and July 31, 2004 and were included in accounts receivable on our balance sheets.

The components of net income (loss) from discontinued operations on our statements of operations as well as net revenue from discontinued operations and income or loss from discontinued operations before income taxes are as follows for the periods indicated:

	Twelve Months Ended July 31,

	2005	2004	2003
(In thousands)
Net income (loss) from discontinued operations
Gain on disposal of Quicken Loans discontinued operations	$-	$-	$5,556
Net income from Intuit KK discontinued operations	-	-	3,267
Gain on disposal of Intuit KK discontinued operations	-	-	71,009
Net loss from Intuit Public Sector Solutions discontinued operations	(486)	(19,867)	(2,046)
Loss on disposal of Intuit Public Sector Solutions discontinued operations	(4,771)	-	-
Net income from Intuit Information Technology Solutions discontinued operations	11,901	13,575	5,093

Total net income (loss) from discontinued operations	$6,644	$(6,292)	$82,879

Net revenue from discontinued operations
Intuit KK	$-	$-	$26,641
Intuit Public Sector Solutions	3,827	12,803	12,750
Intuit Information Technology Solutions	56,974	52,636	40,922

Total net revenue from discontinued operations	$60,801	$65,439	$80,313

Income (loss) from discontinued operations before income taxes
Intuit KK	$-	$-	$5,633
Intuit Public Sector Solutions	(786)	(20,607)	(3,340)
Intuit Information Technology Solutions	20,642	21,895	8,214

Total income from discontinued operations before income taxes	$19,856	$1,288	$10,507

The $4.8 million loss on disposal of IPSS that we recorded in fiscal 2005 included $4.3 million for the estimated tax payable in connection with the tax gain on the sale of IPSS. The fiscal 2004 net loss from Intuit Public Sector Solutions discontinued operations included a goodwill impairment charge of $18.7 million.
9.  Industry Segment and Geographic Information
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
QuickBooks-Related product revenue is derived primarily from QuickBooks desktop software products; QuickBooks Payroll, a family of products sold on a subscription basis offering payroll tax tables, forms and electronic tax payment and filing, and in some cases QuickBooks software upgrades, to small businesses that prepare their own payrolls; and financial supplies such as paper checks, envelopes and invoices. QuickBooks-Related service revenue is derived primarily from QuickBooks Online Edition, QuickBooks support plans and merchant services provided by our Innovative Merchant Solutions business. Other revenue for this segment consists primarily of royalties from small business online services.

Intuit-Branded Small Business product revenue is derived primarily from business management software for three selected industries: residential, commercial and corporate property management; wholesale durable goods distribution; and construction. Intuit-Branded Small Business service revenue is derived from technical support, consulting and training services for those software products and from outsourced payroll services. Service revenue for this segment also includes interest earned on funds held for payroll customers.
Consumer Tax product revenue is derived primarily from TurboTax federal and state consumer desktop tax return preparation software. Consumer Tax service revenue is derived primarily from TurboTax for the Web online tax return preparation, consumer electronic filing and refund transfer services.
Professional Tax product revenue is derived primarily from Lacerte and ProSeries professional tax preparation software products. Professional Tax service revenue is derived primarily from electronic filing, bank product transmission and training services.
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
Corporate includes costs such as corporate general and administrative expenses that are not allocated to specific segments. In addition, corporate includes reconciling items such as amortization of purchased intangible assets, acquisition-related charges, and impairment of goodwill and purchased intangible assets. Corporate also includes interest and other income and realized net gains or losses on marketable equity securities and other investments.
The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1. Except for goodwill and purchased intangible assets, we do not generally track assets by reportable segment and, consequently, we do not disclose total assets by reportable segment. See Note 4 for goodwill by reportable segment.

The following tables show our financial results by reportable segment for the twelve months ended July 31, 2005, 2004 and 2003.

		Intuit- Branded
	QuickBooks	Small	Consumer	Professional	Other
	Related	Business	Tax	Tax	Businesses	Corporate	Consolidated
(In thousands)
Twelve Months Ended July 31, 2005
Product revenue	$593,610	$37,977	$242,155	$233,499	$135,452	$-	$1,242,693
Service revenue	150,286	192,604	328,225	31,531	21,403	-	724,049
Other revenue	9,064	129	290	19	61,459	-	70,961

Total net revenue	752,960	230,710	570,670	265,049	218,314	-	2,037,703

Segment operating income (loss)	321,938	15,565	379,778	132,653	88,927	-	938,861
Common expenses	-	-	-	-	-	(387,967)	(387,967)

Subtotal	321,938	15,565	379,778	132,653	88,927	(387,967)	550,894
Amortization of purchased intangible assets	-	-	-	-	-	(10,251)	(10,251)
Acquisition-related charges	-	-	-	-	-	(16,545)	(16,545)
Interest and other income	-	-	-	-	-	26,734	26,734
Realized net gain on marketable securities	-	-	-	-	-	5,225	5,225

Income (loss) from continuing operations before income taxes	$321,938	$15,565	$379,778	$132,653	$88,927	$(382,804)	$556,057

		Intuit- Branded
	QuickBooks	Small	Consumer	Professional	Other
	Related	Business	Tax	Tax	Businesses	Corporate	Consolidated
(In thousands)
Twelve Months Ended July 31, 2004
Product revenue	$534,052	$38,989	$231,730	$226,121	$148,209	$-	$1,179,101
Service revenue	97,161	166,853	257,883	25,773	7,826	-	555,496
Other revenue	22,701	1,100	367	-	43,459	-	67,627

Total net revenue	653,914	206,942	489,980	251,894	199,494	-	1,802,224

Segment operating income (loss)	288,974	(12,120)	320,314	138,460	66,022	-	801,650
Common expenses	-	-	-	-	-	(348,546)	(348,546)

Subtotal	288,974	(12,120)	320,314	138,460	66,022	(348,546)	453,104
Amortization of purchased intangible assets	-	-	-	-	-	(10,186)	(10,186)
Acquisition-related charges	-	-	-	-	-	(23,435)	(23,435)
Interest and other income	-	-	-	-	-	30,400	30,400
Realized net gain on marketable securities	-	-	-	-	-	1,729	1,729

Income (loss) from continuing operations before income taxes	$288,974	$(12,120)	$320,314	$138,460	$66,022	$(350,038)	$451,612

		Intuit- Branded
	QuickBooks	Small	Consumer	Professional	Other
	Related	Business	Tax	Tax	Businesses	Corporate	Consolidated
(In thousands)
Twelve Months Ended July 31, 2003
Product revenue	$465,159	$33,724	$231,096	$223,797	$141,242	$-	$1,095,018
Service revenue	70,511	150,835	189,183	19,622	4,522	-	434,673
Other revenue	16,965	1,682	2,618	-	46,115	-	67,380

Total net revenue	552,635	186,241	422,897	243,419	191,879	-	1,597,071

Segment operating income (loss)	247,624	(16,288)	271,587	141,343	57,840	-	702,106
Common expenses	-	-	-	-	-	(318,347)	(318,347)

Subtotal	247,624	(16,288)	271,587	141,343	57,840	(318,347)	383,759
Amortization of purchased intangible assets	-	-	-	-	-	(11,357)	(11,357)
Acquisition-related charges	-	-	-	-	-	(33,782)	(33,782)
Interest and other income	-	-	-	-	-	38,432	38,432
Realized net gain on marketable securities	-	-	-	-	-	10,912	10,912

Income (loss) from continuing operations before income taxes	$247,624	$(16,288)	$271,587	$141,343	$57,840	$(314,142)	$387,964

10.     Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

	July 31,

	2005	2004
(In thousands)
Reserve for product returns	$30,454	$36,877
Reserve for rebates	18,482	16,215
Executive deferred compensation plan	19,857	13,049
Other	34,338	16,803

Total other current liabilities	$103,131	$82,944

11.     Long-Term Obligations and Commitments
Long-Term Obligations
Long-term obligations were as follows at the dates indicated:

	July 31,

	2005	2004
(In thousands)
Mountain View vacancy reserve	$-	$8,940
Other vacancy reserves	1,833	2,573
Capital lease obligations: monthly installments through 2008; interest rates of 2.66% to 4.50%	3,718	5,771
Deferred rent	17,311	3,347
Other	400	51

Total long-term obligations	23,262	20,682
Less current portion (included in other current liabilities)	(5,954)	(4,576)

Long-term obligations due after one year	$17,308	$16,106

Reserve for Vacant Facilities
During fiscal 2002 we concluded that we would not occupy two vacant leased buildings in Mountain View, California and that we would be unable to recover a substantial portion of our lease obligations by subleasing the vacant space. In that period, we recorded a $13.2 million reserve that was equal to the remaining future lease commitments for these facilities, net of estimated future sublease income. During fiscal 2003 we decided to reoccupy one of the two vacant buildings and primarily as a result of this decision we recorded a net credit for vacant facilities of $1.1 million in that fiscal year. During fiscal 2004 we increased the reserve for the remaining Mountain View building by $0.7 million to reflect our revised estimate of future sublease income for that facility. Conditions in the San Francisco Bay Area corporate real estate market did not improve significantly during the period following the establishment of this additional reserve and we had no plans to occupy the vacant building. In order to resolve all of our obligations under this lease commitment, in March 2005 we purchased the vacant building from the lessor for approximately $10.8 million, terminated the lease agreement and sold the building to a third party for approximately $3.3 million. In connection with these transactions, we charged the vacancy reserve for the difference between our purchase price for the building and our selling price for the building. The remaining vacancy reserve of $0.6 million was reversed and recorded as a reduction of general and administrative expense on our statement of operations for fiscal 2005.
Activity in this reserve for vacant facilities was as follows for the periods indicated:

	Twelve Months Ended
	July 31,

	2005	2004	2003
(In thousands)
Beginning balance	$8,940	$9,701	$12,478
Additions to reserve	240	729	1,352
Cash lease payments applied against the reserve	(790)	(1,339)	(2,257)
Loss on sale of building charged against reserve	(7,741)	-	-
Release of reserve	(649)	(151)	(1,872)

Ending balance	$-	$8,940	$9,701

$1.4 million of the total Mountain View vacancy reserve was in other current liabilities and $7.5 million was in long-term obligations on our balance sheet at July 31, 2004.

Capital Lease Obligations
Future minimum lease payments under capital lease obligations at July 31, 2005 were as follows:

Capital Lease
Obligations
(Dollars in thousands)
Fiscal year ending July 31,
2006	$2,820
2007	788
2008	169
2009	41

Future minimum lease payments	3,818
Less amount representing interest	(100)

Total capital lease obligations	$3,718

Operating Leases
We lease office facilities and equipment under various operating lease agreements. Our facilities leases generally provide for periodic rent increases and many contain escalation clauses and renewal options. Certain leases require us to pay property taxes, insurance and routine maintenance. Annual minimum commitments under these leases, including those for our Intuit Information Technology Solutions discontinued operation, are shown in the table below.

Operating
Lease
Commitments
(Dollars in thousands)
Fiscal year ending July 31,
2006	$28,320
2007	27,850
2008	28,870
2009	27,597
2010	24,535
Thereafter	130,081

$267,253

Rent expense totaled $21.5 million in fiscal 2005, $25.6 million in fiscal 2004 and $26.2 million in fiscal 2003.

12.     Income Taxes
The provision (benefit) for income taxes from continuing operations consisted of the following for the periods indicated:

	Twelve Months Ended July 31,

	2005	2004	2003
(In thousands)
Current:
Federal	$173,411	$129,540	$89,209
State	(9,596)	(48,875)	8,485

	163,815	80,665	97,694

Deferred:
Federal	8,780	35,423	35,880
State	8,479	12,202	(5,765)

	17,259	47,625	30,115

Total provision for income taxes from continuing operations	$181,074	$128,290	$127,809

Neither income from continuing operations before income taxes from foreign operations nor the associated tax provision were significant in fiscal 2005, 2004 or 2003. Differences between income taxes calculated using the federal statutory income tax rate of 35% and the provision for income taxes from continuing operations were as follows for the periods indicated:

	Twelve Months Ended July 31,

	2005	2004	2003
(In thousands)
Income from continuing operations before income taxes	$556,057	$451,612	$387,964

Statutory federal income tax	$194,620	$158,064	$135,787
State income tax, net of federal benefit	24,993	11,856	1,768
Federal research and experimental credits	(6,943)	(7,587)	(6,262)
Non-deductible acquisition-related charges	-	-	2,726
Tax exempt interest	(6,037)	(3,950)	(4,271)
Tax benefit related to divestiture	-	-	(2,228)
Reversal of reserves	(25,719)	(35,694)	-
Other, net	160	5,601	289

Total	$181,074	$128,290	$127,809

Tax savings from deductions associated with our various stock option plans are not reflected in the current federal and state tax provisions. Savings were approximately $26.4 million in fiscal 2005, $27.1 million in fiscal 2004 and $47.8 million in fiscal 2003. These amounts were credited to stockholders’ equity and reduced income taxes payable.
We will qualify for the annual deduction under the American Jobs Creation Act of 2004 (the Act) beginning in our fiscal year ending July 31, 2006. SFAS 109 provides that this deduction should be accounted for as a special deduction and not as a tax rate reduction. The Act also provided for a special one-time tax deduction for foreign earnings that are repatriated. We will not receive any benefit from this portion of the Act.

Significant deferred tax assets and liabilities were as follows at the dates indicated.

	July 31,

	2005	2004
(In thousands)
Deferred tax assets:
Accruals and reserves not currently deductible	$70,853	$57,352
Loss and tax credit carryforwards	20,387	21,600
Unrealized loss on marketable securities	-	15,710
Acquisition-related charges	87,500	111,246
Fixed asset adjustments	1,394	-

Total deferred tax assets	180,134	205,908

Deferred tax liabilities:
Fixed asset adjustments	-	3,247
Other, net	824	2,592

Total deferred tax liabilities	824	5,839

Total net deferred tax assets	179,310	200,069
Valuation allowance	(5,981)	(7,473)

Total net deferred tax assets, net of valuation allowance	$173,329	$192,596

We have provided a valuation allowance related to the benefits of certain state capital loss carryforwards and state net operating losses that we believe are unlikely to be realized. The valuation allowance decreased by $1.5 million in fiscal 2005 and did not change in fiscal 2004.
The components of total net deferred tax assets, net of valuation allowance, as shown on our balance sheet were as follows at the dates indicated:

	July 31,

	2005	2004
(In thousands)
Current deferred income taxes	$54,854	$31,094
Long-term deferred income taxes	118,475	161,502

	$173,329	$192,596

At July 31, 2005 we had various state credit carryforwards totaling approximately $11.0 million. The state credit carryforwards have no expiration date. At July 31, 2005 we also had various state net operating loss carryforwards totaling approximately $55.4 million for which we have recorded a gross deferred tax asset of $4.0 million and a valuation allowance of $1.9 million. These net operating losses will expire at various dates beginning in fiscal 2006 if not utilized. At July 31, 2005 we had foreign tax credit carryforwards of approximately $1.3 million. The foreign tax credit carryforwards will begin to expire in fiscal 2006 if not utilized. At July 31, 2005 we had state capital loss carryovers of $41.9 million for which we have recorded a gross deferred tax asset of $4.1 million and a valuation allowance of $4.1 million. Utilization of the credit carryforwards, net operating losses and state capital losses may be subject to substantial annual limitation. The annual limitation may result in the expiration of net operating losses and capital losses before utilization.

13.     Stockholders’ Equity
Stock Option Plans
Our stockholders approved our 2005 Equity Incentive Plan at our annual meeting on December 9, 2004. The 2005 Plan replaces our 2002 Equity Incentive Plan, 1996 Directors Stock Option Plan and 1998 Option Plan for Mergers and Acquisitions. Beginning December 9, 2004 no further awards may be granted under the 2002 Plan, Directors Plan or 1998 Plan. However, all outstanding equity awards under these plans remain in effect in accordance with their terms. There were 1,930,910 shares available for grant under the 2002 Plan, 6,875 shares available for grant under the Directors Plan and 2,285,294 shares available for grant under the 1998 Plan on the date of their termination for a total of 4,223,079 shares. These shares ceased to be available for grant under any of our equity compensation plans.
Under the 2005 Plan, we are permitted to grant incentive and non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights and stock bonus awards to our and our subsidiaries’ employees, non-employee directors and consultants. The 2005 Plan provides for the automatic grant of stock options to non-employee directors according to a formula in the plan document. For other awards, the Compensation and Organizational Development Committee of our Board of Directors or its delegees determines who will receive grants, when those grants will be exercisable, their exercise price and other terms. The 2005 Plan limits to a maximum of 2,000,000 shares awards having a price less than the full fair market value of Intuit’s common stock on the date of grant. Our option grants typically have a seven year term and vest over three years based on continued service. All options granted under the 2005 Plan through July 31, 2005 have been granted at the fair market value of our stock on the date of grant.
During fiscal 2003 we introduced a mandatory share ownership program. Under this program all senior vice presidents and Board members, other than our chief executive officer, are required to hold a minimum of 3,000 shares by the later of May 2006 or three years from the date the individual becomes subject to the share ownership program. Our chief executive officer is required to hold 100,000 shares. To provide an incentive to the senior vice presidents and an executive vice president, we implemented a matching unit award component to the share ownership program. Under this matching unit program, for each two shares one of these officers purchases during his or her three-year compliance period, we grant a matching unit award for one share, up to a maximum of 1,500 matching unit awards. Beginning December 9, 2004 these matching unit awards are granted as restricted stock unit awards under the 2005 Plan. They were granted as stock bonus awards under the 2002 Plan prior to that date. These matching units vest as to 100 percent of the shares subject to the award four years after grant, or earlier on the officer’s retirement, death or disability. We record deferred compensation expense for these matching units based on the fair value of the award at the date of grant and recognize compensation expense ratably over the vesting period. We awarded a total of 2,355 matching units in fiscal 2005, 3,424 matching units in fiscal 2004 and 2,849 matching units in fiscal 2003.
On July 27, 2005 we granted 50,000 performance-based restricted stock units to our chief executive officer under the 2005 Plan. Provided the fiscal 2006 performance goals established by the Compensation Committee are achieved, the restricted stock units will vest on July 28, 2008. If the performance goals are not achieved, the restricted stock units will terminate without vesting. On two occasions we granted restricted stock units to our chief executive officer as stock bonus awards under the 2002 Plan. On July 30, 2003 we granted an award for 425,000 shares and on July 31, 2004 we granted an award for 25,000 shares. The 2003 award vests as to 255,000 shares on July 31, 2006 and as to an additional 85,000 shares on each of July 31, 2007 and July 31, 2008. The 2004 award vests as to 25,000 shares on July 31, 2007. We record deferred compensation expense for these awards based on the fair value of the award at the date of grant and recognize compensation expense ratably over the vesting period. See Note 6.
Outstanding awards that were originally granted under the 2002, Directors, 1998 and 1993 Plans remain in effect in accordance with their terms. The following paragraphs describe the general terms of the 2002, Directors and 1998 Plans, all of which terminated upon adoption of the 2005 Plan, as well as the 1993 Equity Incentive Plan, which terminated upon adoption of the 2002 Plan.

Under the 2002 Plan, we were permitted to grant stock options, restricted stock and stock bonus awards to our and our subsidiaries’ employees, directors, consultants and independent contractors. The Compensation Committee determined who received grants, when the grants became exercisable, the exercise price and other terms of the awards. The option exercise price was generally the fair market value on the date of grant. During fiscal 2002, we changed our standard option vesting schedule so that future options granted under the 2002 Plan generally became exercisable over a three-year period based on continued service and expire no later than seven years from the date of grant. Prior to that change, our standard option vesting schedule provided that options generally became exercisable over a four-year period based on continued service and expired no later than ten years from the date of grant.
Our Directors Plan provided for the grant of non-qualified stock options for a specified number of shares to be granted to each non-employee director of Intuit. As of December 2002, Board members who served on the Audit Committee, Compensation Committee and Nominating and Governance Committee received additional annual grants. The option exercise price was the fair market value on the date of grant. Most options are subject to vesting over time based on continued service, with vesting periods ranging from one to four years. All options expire after ten years.
Our 1998 Plan provided for the grant of non-qualified stock options to individuals whom we hired as a result of our acquisitions of or mergers with other companies for a period of 18 months following the completion of the acquisitions or mergers. The 1998 Plan was designed to meet the “broadly based plans” exemption from the stockholder approval requirement for stock option plans under the Nasdaq Stock Market listing requirements at the time the plan was adopted and, accordingly, was not submitted to Intuit stockholders for approval. Options could not be granted under the 1998 Plan with an exercise price that was less than the fair market value of Intuit’s common stock on the date of grant.
Our 1993 Plan terminated on January 18, 2002 when our stockholders approved our 2002 Plan to replace the 1993 Plan. When the 1993 Plan terminated, all outstanding options under the 1993 Plan remained in effect in accordance with their terms. There were 3,809,906 shares available for grant under the 1993 Plan at its termination. We transferred 1,900,000 of these shares to our new 2002 Plan to be available for grant under that plan. The remaining 1,909,906 shares ceased to be available for grant under any of our equity compensation plans. Under the 1993 Plan, we were permitted to grant incentive and non-qualified stock options, restricted stock awards, stock bonuses and performance awards to employees, directors, consultants, and independent contractors of and advisors to Intuit and our subsidiaries. The Compensation Committee or its delegees determined who would receive grants, when those grants would be exercisable, their exercise price and other terms. The option exercise price was generally the fair market value at the date of grant. The outstanding options generally vest over four years based on continued service and expire after ten years.

A summary of activity under all equity incentive plans is as follows:

		Options Outstanding

	Shares		Exercise	Weighted Average
	Available	Number of	Price Per	Exercise Price
	for Grant	Shares	Share	Per Share

Balance at July 31, 2002	10,393,488	34,657,786	$0.003 - $72.31	$32.99
Additional shares authorized	5,000,000	-	-	-
Options granted	(6,148,327)	6,148,327	26.75 - 54.24	44.26
Stock bonus awards granted	(427,849)	-	-	-
Options exercised	-	(5,564,618)	0.003 - 51.06	24.69
Options and shares canceled or expired:
Options canceled or expired and returned to option pool	843,835	(843,835)	26.31 - 67.50	44.67
Options canceled from expired plans	1,402,864	(1,402,864)	0.18 - 67.50	42.08
Options removed from shares available for grant	(1,402,864)	-	-	-

Balance at July 31, 2003	9,661,147	32,994,796	$0.18 - $72.31	$35.83
Options granted	(6,941,908)	6,941,908	37.04 - 52.86	41.34
Stock bonus awards granted	(28,424)	-	-	-
Options exercised	-	(3,611,671)	0.18 - 51.06	27.19
Options and shares canceled or expired:
Options canceled or expired and returned to option pool	1,464,790	(1,464,790)	26.31 - 67.50	45.35
Options canceled from expired plans	912,527	(912,527)	6.93 - 67.50	45.13
Options removed from shares available for grant	(912,527)	-	-	-
Stock bonus awards canceled	559	-	-	-

Balance at July 31, 2004	4,156,164	33,947,716	$0.18 - $72.31	$37.22
Additional shares authorized	6,500,000	-	-	-
Options granted	(5,790,456)	5,790,456	37.44 - 49.22	46.30
Stock bonus awards granted	(52,355)	-	-	-
Options exercised	-	(4,811,353)	0.18 - 48.25	30.10
Options and shares canceled or expired:
Options canceled or expired and returned to option pool	722,512	(722,512)	26.31 - 67.50	43.88
Options canceled from expired plans	1,896,027	(1,896,027)	6.93 - 71.92	47.06
Options and shares removed from shares available for grant(1)	(6,119,106)	-	-	-
Stock bonus awards canceled or expired:
Stock bonus awards canceled and returned to option pool	404	-	-	-
Stock bonus awards canceled from expired plans	370	-	-	-
Stock bonus awards removed from shares available for grant	(370)	-	-	-

Balance at July 31, 2005	1,313,190	32,308,280	$0.18 - $72.31	$39.18

(1)	Includes 1,896,027 shares reflecting options that were canceled and not returned to any option pool because they were granted under expired plans, and 4,223,079 shares that were eliminated from shares available for grant in connection with the termination of the 2002 Plan, Directors Plan and the 1998 Plan.

We define net option grants as options granted less options canceled or expired and returned to the pool of options available for grant. We also monitor net option grants by subtracting from options granted both canceled or expired options that were returned to the pool of options available for grant and options canceled from expired plans. Net option grants under these two methods in shares and as a percentage of shares outstanding were as shown in the following table for the periods indicated:

	Twelve Months Ended July 31,

	2005	2004	2003

Net option grants (shares)	5,067,944	5,477,118	5,304,492
Net option grants (%)	2.8%	2.9%	2.7%
Net option grants including options canceled from expired plans (shares)	3,171,917	4,564,591	3,901,628
Net option grants including options canceled from expired plans (%)	1.8%	2.4%	2.0%
Shares outstanding at July 31	179,270,062	190,090,604	199,471,717
There were 22,324,428 options exercisable under our stock option plans at July 31, 2005; 22,310,306 options exercisable at July 31, 2004; and 19,789,835 options exercisable at July 31, 2003. At July 31, 2005 there were 1,313,190 shares available for grant under the 2005 Plan.
The following table summarizes information about stock options outstanding at July 31, 2005:

Options Outstanding				Options Exercisable

		Weighted Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
Exercise Price	Number	Life (Years)	Exercise Price	Number	Exercise Price

$ 0.18 - $24.88	3,622,846	2.46	$12.29	3,622,846	$12.29
25.29 - 34.06	4,093,222	4.71	29.83	4,085,285	29.83
34.27 - 37.26	3,475,984	5.70	36.36	3,273,213	36.31
37.44 - 38.07	3,869,730	6.04	37.47	1,228,873	37.48
38.38 - 42.79	4,182,554	5.44	41.40	2,875,918	41.19
42.86 - 47.08	4,213,128	5.19	44.42	2,791,782	44.54
47.27 - 48.00	4,582,641	6.63	47.94	620,763	47.56
48.10 - 72.31	4,268,175	5.06	58.10	3,825,748	59.10

$ 0.18 - $72.31	32,308,280	5.20	$39.18	22,324,428	$37.17

Distribution and Dilutive Effect of Options
The following table shows option grants to “Named Executives” and to all employees for the periods indicated. Named Executives are defined as our chief executive officer and each of the four other most highly compensated executive officers during the fiscal periods presented.

	Twelve Months Ended July 31,

	2005	2004	2003

Net option grants during the period as a percentage of outstanding shares	2.8%	2.9%	2.7%
Grants to Named Executives during the period as a percentage of total options granted	6.2%	7.1%	8.9%
Grants to Named Executives during the period as a percentage of outstanding shares	0.2%	0.3%	0.3%
Options held by Named Executives as a percentage of total options outstanding	13.0%	12.7%	11.6%
Stock Repurchase Programs
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. Under these programs, we repurchased 16.2 million shares of our common stock for $709.2 million in fiscal 2005, 13.5 million shares for $609.4 million in fiscal 2004 and 17.9 million shares for $813.6 million in fiscal 2003. No authorized funds remained under any of our first four repurchase plans at July 31, 2005. In May 2005 our Board of Directors authorized us to repurchase up to $500.0 million of our common stock from time to time over a three-year period under a fifth repurchase plan that expires on May 15, 2008. Authorized funds of $290.8 million remained under that plan at July 31, 2005.
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
Employee Stock Purchase Plan
On November 26, 1996 our stockholders adopted our Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code. The ESPP permits our eligible employees to make payroll deductions to purchase our stock on regularly scheduled purchase dates at a discount. The ESPP has been amended several times since its adoption. We amended it most recently on July 27, 2005 to extend its term to July 27, 2015. On January 25, 2005 we amended the ESPP so that effective with the June 2005 offering period, offering periods under the ESPP are for three, instead of twelve, months. The last twelve-month offering period comprised of four three-month accrual periods began in March 2005 and will continue until it ends in accordance with its original terms under the ESPP. The purchase price for shares purchased under the ESPP is 85% of the lower of the closing price for Intuit common stock on the first day of the offering period in which the employee is participating or the last day of the accrual period of that offering period.
Employees purchased 607,961 shares of Intuit common stock in fiscal 2005, 564,918 shares in fiscal 2004 and 476,454 shares in fiscal 2003 under the ESPP. At July 31, 2005 there were 1,212,146 shares available for issuance under this Plan.

14.     Benefit Plans
Executive Deferred Compensation Plan
In December 2004 we adopted a new 2005 Executive Deferred Compensation Plan that was effective January 1, 2005. We adopted the 2005 Plan to meet the requirements of the new restrictions on deferred compensation under Section 409A of the Internal Revenue Code. The 2005 Plan was designed to track the provisions of our original Executive Deferred Compensation Plan that became effective March 15, 2002. All deferrals for compensation that would otherwise be payable on or after January 1, 2005 and employer contributions made on or after January 1, 2005 are credited to participants under the new 2005 Plan. No new deferrals or contributions will be made to the original plan. Both plans provide that executives who meet minimum compensation requirements are eligible to defer up to 50% of their salaries and up to 100% of their bonuses and commissions. We have agreed to credit the participants’ contributions with earnings that reflect the performance of certain independent investment funds. We may also make discretionary employer contributions to participant accounts. The timing, amounts and vesting schedules of employer contributions are at our sole discretion. The benefits under this plan are unsecured and are general assets of Intuit. Participants are generally eligible to receive payment of their vested benefit at the end of their elected deferral period or after termination of their employment with Intuit for any reason or at a later date to comply with the restrictions of Section 409A. Discretionary company contributions and the related earnings vest completely upon the participant’s disability, death or a change of control of Intuit.
We made employer contributions to the plan of $1.3 million in fiscal 2005, $0.8 million in fiscal 2004 and $0.2 million in fiscal 2003. During fiscal 2004 and 2003, we also entered into several agreements in which we committed to make employer contributions on behalf of certain executives provided that they remain employed at Intuit on certain future dates. All contributions were fully vested at the time of contribution. We held assets of $19.3 million and liabilities of $19.9 million related to this plan at July 31, 2005 and assets of $11.9 million and liabilities of $13.0 million at July 31, 2004. Assets related to this plan are in other assets and liabilities related to this plan are in other current liabilities on our balance sheets. The plan liabilities include accrued employer contributions not yet funded to the plan.
401(k) Plan
Employees who participate in the Intuit Inc. 401(k) Plan may contribute up to 20% of pre-tax salary to the plan, subject to limitations imposed by the Internal Revenue Code. The plan allows Intuit to make matching contributions. Beginning April 1, 2005 we changed our matching formula to match employee contributions to the greater of (a) $0.75 per dollar contributed by the employee, up to a maximum matching contribution of $3,000; or (b) 75 percent of the first six percent of employee contributions, subject to IRS limitations. Fifty percent of matching contributions vest after two years of service by the employee and 100 percent of matching contributions vest after three years of service. However, employees who were in service on April 1, 2005 will receive vesting of 25 percent of matching contributions after one year of service. Matching contributions were $13.4 million in fiscal 2005, $10.1 million in fiscal 2004 and $10.9 million in fiscal 2003. Participating employees who are age 50 or older may also make catch-up contributions. These contributions are not matched.
15.     Stockholder Rights Plan
On April 29, 1998 the Board of Directors adopted a stockholder rights plan designed to protect the long-term value of Intuit for its stockholders during any future unsolicited acquisition attempt. In connection with the plan, the Board declared a dividend of one preferred share purchase right for each share of Intuit’s common stock outstanding on May 11, 1998 (the Record Date) and further directed the issuance of one such right with respect to each share of Intuit’s common stock that is issued after the Record Date, except in certain circumstances. If a person or a group (an Acquiring Person) acquires 20% or more of Intuit’s common stock, or announces an intention to make a tender offer for Intuit’s common stock, the consummation of which would result in a person or group becoming an Acquiring Person, then the rights will be distributed (the Distribution Date). After the Distribution Date, each right may be exercised for

1/3000th of a share of a newly designated Series B Junior Participating Preferred stock. In January 2003 the Board amended the rights plan to change the exercise price for the rights from $83.33 per 1/3 of 1/1000th share to $300.00 per 1/3 of 1/1000th share. The preferred stock has been structured so that the value of 1/3000th of a share of this preferred stock will approximate the value of one share of common stock. The rights will expire on May 1, 2008. In July 2002 we adopted a policy that requires an independent committee of our Board of Directors to review the rights plan at least once every three years to consider whether maintaining the rights plan continues to be in the best interests of Intuit and its stockholders. In April 2005 the Nominating and Governance Committee of our Board of Directors, which is composed solely of independent directors, reviewed the rights plan and determined that it continues to be in the best interests of Intuit and its stockholders.
16.  Litigation
Muriel Siebert & Co., Inc. v. Intuit Inc., Index No. 03-602942, Supreme Court of the State of New York, County of New York.
On September 17, 2003, plaintiff Muriel Siebert & Co., Inc. filed a complaint against Intuit alleging various claims for breach of contract, breach of express and implied covenants of good faith and fair dealing, breach of fiduciary duty, misrepresentation and/or fraud, and promissory estoppel. The allegations relate to Quicken Brokerage powered by Siebert, a strategic alliance between the two companies. The complaint seeks compensatory damages in the amount of either $11.1 million or, in the alternative, $9.4 million, as well as punitive damages in the amount of either $33.0 million or $28.2 million, and other damages. Intuit unsuccessfully sought to compel the matter to arbitration. On February 7, 2005, Intuit filed a motion to dismiss all but one of the plaintiff’s claims in New York state court. On September 6, 2005, the court dismissed Siebert’s fraud and punitive damages claims. Intuit believes this lawsuit is without merit and will vigorously defend the litigation.
Intuit/ Quicken Sunsetting Litigation, Master File No. 1-04-CV-016394, Superior Court of California, County of Santa Clara (Anthony Flannery v. Intuit Inc., et al, Civil No. 1-04-CV-016394 and Daniel J. Mason v. Intuit Inc. et al, Civil No. 1-04-CV-018345).
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
On July 29, 2004, plaintiffs filed a consolidated First Amended Complaint. On October 8, 2004, Intuit responded to plaintiffs’ First Amended Complaint by filing demurrers. By Order dated November 12, 2004, the Court sustained the demurrers and dismissed all counts of the First Amended Complaint, holding that the plaintiffs failed to state a claim upon which relief could be granted. The Court allowed plaintiffs to file a Second Amended Complaint, which was served on Intuit. Intuit filed a demurrer to this latest pleading and on April 27, 2005 the Court sustained Intuit’s demurrers, dismissed all counts of the Second Amended Complaint and denied plaintiffs the right to further amend their complaint. On June 1, 2005, the Court entered its final judgment. Although plaintiffs had the right to appeal the Court’s ruling, plaintiffs signed a settlement agreement effective June 17, 2005 where they waived their right to appeal any Judgment or Order in this action. This case is now concluded.

Cynthia Belotti/ Ental Precision Machining v. Intuit Inc., et al, Civil No. 1-04-CV-020277, Superior Court of California, County of Santa Clara.
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
On or about July 13, 2004, plaintiff filed a First Amended Complaint that added Ental Precision Machining, Inc., as plaintiff; plaintiffs’ counsel has also dismissed without prejudice all claims on behalf of Cynthia Belotti. On October 8, 2004, Intuit responded to plaintiff’s First Amended Complaint by filing demurrers. By Order dated November 12, 2004, the Court sustained the demurrers and dismissed all counts of the First Amended Complaint, holding that the plaintiff failed to state a claim upon which relief could be granted. The Court allowed plaintiff to file a Second Amended Complaint, which was served on Intuit. Intuit filed a demurrer to this latest pleading and on April 27, 2005 the Court sustained Intuit’s demurrers, dismissed all counts of the Second Amended Complaint and denied plaintiff the right to further amend its complaint. On June 1, 2005, the Court entered its final judgment. Although plaintiff had the right to appeal the Court’s ruling, plaintiff signed a settlement agreement effective June 17, 2005 where it waived its right to appeal any Judgment or Order in this action. This case is now concluded.
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
17.  Related Party Transactions
Loans to Executive Officers and Other Employees
Prior to July 30, 2002, loans to executive officers were made generally in connection with their relocation and purchase of a residence near their new place of work. Consistent with the requirements of the Sarbanes-Oxley legislation enacted on July 30, 2002, we have not made or modified any loans to executive officers since that date and we do not intend to make or modify any loans to executive officers in the future. At July 31, 2005 no loans were in default and all interest payments were current in accordance with the terms of the loan agreements.
Long-term loans to executive officers and other employees are a separate line item on our balance sheet. At July 31, 2004 certain loan amounts were due within twelve months and were therefore classified as prepaid expenses and other current assets on our balance sheet. Loans to executive officers and other employees, including these current amounts, were as follows at the dates indicated:

	July 31,

	2005	2004
(In thousands)
Short-term:
Loans to executive officers	$-	$1,066
Loans to other employees	-	230

	-	1,296

Long-term:
Loans to executive officers	6,005	11,575
Loans to other employees	3,240	4,234

	9,245	15,809

Total loans to employees:
Loans to executive officers	6,005	12,641
Loans to other employees	3,240	4,464

	$9,245	$17,105

Loans to executive officers and other employees at July 31, 2005 excluded a $5.5 million secured loan to one executive officer who ceased to be an Intuit employee in the third quarter of fiscal 2005. We transferred this loan to other long-term assets on our balance sheet during that quarter.
Of the total loans to executive officers and other employees at July 31, 2005, $4.4 million accrue no interest for the term of the note. The remaining loans to executive officers and other employees at July 31, 2005 accrue interest at rates equal to the applicable federal rates in effect at the time the loans were made. All of the loans to executive officers and other employees at July 31, 2005 were secured by real property and had original terms of ten years.
Repurchases of Vested Restricted Stock
In the third quarters of fiscal 2005, 2004 and 2003 we entered into share repurchase agreements with Stephen M. Bennett, our chief executive officer, pursuant to which we repurchased shares of our common stock from Mr. Bennett at the closing price quoted on The Nasdaq Stock Market on the dates of repurchase. We repurchased 15,945 shares of our common stock at $41.81 per share from Mr. Bennett in fiscal 2005, 17,157 shares at $44.64 per share in fiscal 2004 and 17,532 shares at $39.02 in fiscal 2003. All of the proceeds from these repurchases were remitted to federal and state taxing authorities to satisfy Mr. Bennett’s federal, state and Medicare tax withholding obligations resulting from the vesting of 37,500 shares of our common stock in each of those three quarters under his January 2000 new-hire restricted stock awards. These repurchases were approved by our Board of Directors.

18.  Selected Quarterly Financial Data (Unaudited)
The following tables contain selected quarterly financial data for fiscal years 2005 and 2004. We accounted for our Intuit Public Sector Solutions and Intuit Information Technology Solutions businesses as discontinued operations and as a result the operating results of these businesses have been segregated from continuing operations in our financial statements and in these tables. See Note 8.

	Fiscal 2005 Quarter Ended

	October 31	January 31	April 30	July 31
(In thousands, except per share amounts)
Total net revenue	$252,776	$648,244	$834,864	$301,819
Cost of revenue	77,934	119,058	104,512	81,400
All other costs and expenses	256,993	310,998	308,138	254,572
Net income (loss) from continuing operations	(45,497)	144,974	298,073	(22,567)
Net income (loss) from discontinued operations	(639)	2,278	2,434	2,571
Net income (loss)	(46,136)	147,252	300,507	(19,996)

Basic net income (loss) per share from continuing operations	$(0.24)	$0.78	$1.63	$(0.12)
Basic net income per share from discontinued operations	-	0.01	0.01	0.01

Basic net income (loss) per share	$(0.24)	$0.79	$1.64	$(0.11)

Diluted net income (loss) per share from continuing operations	$(0.24)	$0.76	$1.60	$(0.12)
Diluted net income per share from discontinued operations	-	0.01	0.01	0.01

Diluted net income (loss) per share	$(0.24)	$0.77	$1.61	$(0.11)

	Fiscal 2004 Quarter Ended

	October 31	January 31	April 30	July 31
(In thousands, except per share amounts)
Total net revenue	$227,197	$620,578	$696,414	$258,035
Cost of revenue	75,277	115,621	96,791	75,528
All other costs and expenses	245,208	290,694	257,547	226,075
Net income (loss) from continuing operations	(56,441)	146,166	260,865	(27,268)
Net income (loss) from discontinued operations	2,476	2,900	3,168	(14,836)
Net income (loss)	(53,965)	149,066	264,033	(42,104)

Basic net income (loss) per share from continuing operations	$(0.28)	$0.74	$1.34	$(0.14)
Basic net income (loss) per share from discontinued operations	0.01	0.01	0.02	(0.08)

Basic net income (loss) per share	$(0.27)	$0.75	$1.36	$(0.22)

Diluted net income (loss) per share from continuing operations	$(0.28)	$0.72	$1.31	$(0.14)
Diluted net income (loss) per share from discontinued operations	0.01	0.01	0.02	(0.08)

Diluted net income (loss) per share	$(0.27)	$0.73	$1.33	$(0.22)

Schedule II
INTUIT INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Expense/		End of
	Period	Revenue	Deductions	Period
(In thousands)
Year ended July 31, 2005
Allowance for doubtful accounts	$6,994	$13,815	$(5,156)	$15,653
Reserve for product returns	36,877	84,955	(91,378)	30,454
Reserve for rebates	16,215	151,021	(148,754)	18,482
Year ended July 31, 2004
Allowance for doubtful accounts	$5,095	$5,325	$(3,426)	$6,994
Reserve for product returns	34,406	114,021	(111,550)	36,877
Reserve for rebates	10,397	129,606	(123,788)	16,215
Year ended July 31, 2003
Allowance for doubtful accounts	$5,535	$1,410	$(1,850)	$5,095
Reserve for product returns	32,095	111,970	(109,659)	34,406
Reserve for rebates	12,087	126,137	(127,827)	10,397

Note:	Additions to the allowance for doubtful accounts are charged to expense. Additions to the reserves for product returns and rebates are charged against revenue.

ITEM 9
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A
CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based upon an evaluation of the effectiveness of disclosure controls and procedures, Intuit’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission (SEC) and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
See Item 8 of this Annual Report on Form 10-K for Management’s Report on Internal Control over Financial Reporting.
Changes in Internal Control over Financial Reporting
During our most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B
OTHER INFORMATION
Not applicable.

PART III
ITEM 10
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Except for the information about our executive officers shown below, the information required for this Item 10 is incorporated by reference from our Proxy Statement to be filed in connection with our Annual Meeting of Stockholders in December 2005.
EXECUTIVE OFFICERS
The following table shows Intuit’s executive officers as of September 15, 2005 and their areas of responsibility. Their biographies follow the table.

Name	Age	Position
Stephen M. Bennett	51	President, Chief Executive Officer and Director
William V. Campbell	65	Chairman of the Board of Directors
Scott D. Cook	53	Chairman of the Executive Committee
Robert B. Henske	44	Senior Vice President and General Manager, Consumer Tax Group
Richard William Ihrie	55	Senior Vice President and Chief Technology Officer
Alexander M. Lintner	43	Senior Vice President, Strategy and Corporate Development
Kiran M. Patel	57	Senior Vice President and Chief Financial Officer
Mark F. Schar	50	Senior Vice President and Chief Marketing Officer
Brad D. Smith	41	Senior Vice President and General Manager, QuickBooks
Caroline F. Donahue	44	Vice President, Sales
Laura A. Fennell	44	Vice President, General Counsel and Corporate Secretary
Jeffrey P. Hank	45	Vice President, Corporate Controller
Daniel J. Levin	41	Vice President, Product Management
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
Mr. Cook, a founder of Intuit, has been an Intuit director since March 1984 and is currently Chairman of the Executive Committee. He served as Intuit’s Chairman of the Board from February 1993 through July 1998. From April 1984 to April 1994, he served as Intuit’s President and Chief Executive Officer. Mr. Cook also serves on the board of directors of eBay Inc. and The Procter & Gamble Company. Mr. Cook holds a Bachelor of Arts degree in Economics and Mathematics from the University of Southern California and a Masters degree in Business Administration from Harvard Business School, where he serves on the board of visitors of the Harvard Business School Foundation.

Mr. Henske has served as Senior Vice President and General Manager, Consumer Tax Group since May 2005. He was Intuit’s Chief Financial Officer from January 2003 to September 2005. Prior to joining Intuit, he served as Senior Vice President and Chief Financial Officer of Synopsys, Inc., a supplier of electronic design automation software, from May 2000 until January 2003. From January 1997 to December 1999, Mr. Henske was at Oak Hill Capital Management, a Robert M. Bass Group private equity investment firm, where he was a partner. Mr. Henske also serves on the board of directors of VeriFone, Inc. Mr. Henske holds a Bachelor of Science degree in Chemical Engineering from Rice University and an MBA in Finance and Strategic Management from The Wharton School, University of Pennsylvania.
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
Mr. Lintner joined Intuit as Senior Vice President, Strategy and Corporate Development in August 2005. Prior to joining Intuit, Mr. Lintner spent six years with the Boston Consulting Group (BCG) as a vice president and director. Before joining BCG, Mr. Lintner headed the London office of Roland Berger and Partners from 1996 to 1999. Mr. Lintner earned his Bachelor of Business Administration from the University of Tulsa and a Masters of Business Administration from Boston College. Mr. Lintner also holds an Executive Certificate in Strategic Retail Management from the Harvard University Graduate School of Business.
Mr. Patel joined Intuit as Senior Vice President and Chief Financial Officer in September 2005. From August 2001 to September 2005, Mr. Patel served as Executive Vice President and Chief Financial Officer of Solectron Corporation, a provider of electronics supply chain services, where he led finance, legal, investor relations and business development activities. From October 2000 to May 2001, Mr. Patel was the Chief Financial Officer of iMotors, an Internet-based value-added retailer of used cars. Previously, Mr. Patel had a 27-year career with Cummins Inc., where he served in a broad range of finance positions, most recently as Chief Financial Officer and Executive Vice President. Mr. Patel holds a Bachelor of Science degree in Electrical Engineering and a Master’s degree in Business Administration from the University of Tennessee, and he is a certified public accountant.
Mr. Schar joined Intuit as Senior Vice President and Chief Marketing Officer in March 2005. Mr. Schar’s prior experience includes 25 years of consumer goods marketing at Procter & Gamble, where he was most recently vice president of global business development and consumer and market knowledge. Since leaving P&G in 2002, he formed donology LLC, a technology transfer company, and served as a board member to interactive and market research startups. Mr. Schar holds a Bachelor of Science degree in Speech from Northwestern University and an MBA from the Kellogg Graduate School of Management at Northwestern University.
Mr. Smith has been Senior Vice President and General Manager, QuickBooks since May 2005. He was Senior Vice President and General Manager, Consumer Tax Group from March 2004 until May 2005. He joined Intuit in February 2003 and prior to these roles, Mr. Smith was Vice President and General Manager of Intuit’s accountant central and developer network. Mr. Smith came to Intuit from ADP, where he was the Senior Vice President of Marketing and Business Development. In addition to his role at ADP, Mr. Smith has held various sales, marketing and general management positions with Pepsi, 7-Up and ADVO, Inc. Mr. Smith earned his Bachelor of Business Administration from Marshall University, and a Masters of Management from Aquinas College.
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
Mr. Hank has been Vice President, Corporate Controller since June 2005. He joined Intuit in October 2003 as Director, Accounting Principles Group. From June 2002 until September 2003, Mr. Hank was an Audit Partner at KPMG LLP. From September 1994 until June 2002, Mr. Hank was an Audit Partner at Arthur Andersen LLP. Mr. Hank holds a Bachelor of Science degree in Business Administration – Accounting and Finance from the University of California at Berkeley.
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
ITEM 11
EXECUTIVE COMPENSATION
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our December 2005 Annual Meeting of Stockholders.
ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our December 2005 Annual Meeting of Stockholders.
ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our December 2005 Annual Meeting of Stockholders.
ITEM 14
PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our December 2005 Annual Meeting of Stockholders.

PART IV
ITEM 15
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements – See Index to Consolidated Financial Statements in Part II, Item 8.

2.	Financial Statement Schedules – See Index to Consolidated Financial Statements in Part II, Item 8.

3.	Exhibits

Incorporated by Reference

Ex. No.	Exhibit Description	Filed with this 10-K	Form	File No.	Date Filed

3.01	Restated Intuit Certificate of Incorporation, dated as of January 19, 2000		10-Q		06/14/00

3.02	Third Amended and Restated Rights Agreement, dated as of January 30, 2003		8-A/A	000-21180	02/18/03

3.03	Bylaws of Intuit, as amended and restated effective May 1, 2002		10-Q		05/31/02

4.01	Form of Specimen Certificate for Intuit’s Common Stock		10-K		09/25/02

4.02	Form of Right Certificate for Series B Junior Participating Preferred Stock (included in Exhibit 3.02 as Exhibit B)		8-A/A	000-21180	02/18/03

10.01+	Intuit Inc. 2005 Equity Incentive Plan		10-Q		12/10/04

10.02+	2005 Equity Incentive Plan Form of Non-Qualified Stock Option – New Hire, Promotion or Retention Grant		10-Q		12/10/04

10.03+	2005 Equity Incentive Plan Form of Non-Qualified Stock Option – Focal Grant		10-Q		12/10/04

10.04+	2005 Equity Incentive Plan Form of Restricted Stock Unit Award – Executive Stock Ownership Program Matching Unit		10-Q		12/10/04

10.05+	2005 Equity Incentive Plan Form of Non-Qualified Stock Option – Stephen Bennett Grant		10-Q		12/10/04

10.06+	2005 Equity Incentive Plan Form of Non-Employee Director Option – Initial Grant		10-Q		12/10/04

10.07+	2005 Equity Incentive Plan Form of Non-Employee Director Option – Succeeding Grant		10-Q		12/10/04

10.08+	2005 Equity Incentive Plan Form of Non-Employee Director Option – Committee Grant	10-Q	12/10/04

10.09+	Form of CEO Restricted Stock Unit Award Agreement for fiscal year ended July 31, 2005 (performance based vesting)	8-K	8/2/05

10.10+	Intuit Inc. 2005 Executive Deferred Compensation Plan, effective January 1, 2005	10-Q	12/10/04

10.11+	Intuit 2002 Equity Incentive Plan and related plan documents, as amended through July 30, 2003	10-K	9/19/03

10.12+	Intuit 1993 Equity Incentive Plan, as amended through January 16, 2002	10-Q	02/28/02

10.13+	Intuit 1996 Employee Stock Purchase Plan, as amended through October 30, 2003	10-Q	12/05/03

10.14+	Intuit 1996 Employee Stock Purchase Plan, as amended through January 25, 2005		10-Q	6/7/05

10.15+	Intuit 1996 Employee Stock Purchase Plan, as Amended and Restated on July 27, 2005	X

10.16+	Description of Intuit Inc. Executive Stock Ownership and Matching Unit Program	X

10.17+	Intuit 1996 Directors Stock Option Plan and forms of Agreement, as amended by the Board on January 30, 2003		10-Q	02/28/03

10.18	Intuit 1998 Option Plan for Mergers and Acquisitions and form of Agreement, as amended through July 29, 2003		10-K	9/19/03

10.19+	Intuit Form of Amendment to All Stock Options Outstanding at February 19, 1999		10-K	10/12/99

10.20+	Intuit Performance Incentive Plan for Fiscal Year 2006		8-K	8/2/05

10.21+	Intuit Performance Incentive plan, effective August 1, 2004		10-Q	6/7/05

10.22+	Intuit Performance Incentive Plan, effective August 1, 2002		10-K	09/25/02

10.23+	Intuit Executive Deferred Compensation Plan, effective March 15, 2002		10-Q	05/31/02

10.24+	Intuit Senior Executive Incentive Plan adopted on December 12, 2002		DEF 14A Appendix 3	10/23/02

10.25+	Form of Indemnification Agreement entered into by Intuit with each of its directors and certain officers	10-K		09/25/02

10.26+	Form of Stock Bonus Agreement (Matching Unit) under the Intuit 2002 Equity Incentive Plan related to the Executive Stock Ownership Program	10-Q		12/05/03

10.27+	Amended and Restated Employment Agreement between Intuit and Stephen M. Bennett, dated July 30, 2003	8-K		08/01/03

10.28+	Restricted Stock Purchase Agreement, with respect to 150,000 shares of Intuit Common Stock between Intuit and Stephen M. Bennett, dated January 24, 2000	S-8	333-51700	12/12/00

10.29+	Restricted Stock Purchase Agreement, with respect to 75,000 shares of Intuit Common Stock between Intuit and Stephen M. Bennett, dated January 24, 2000	S-8	333-51700	12/12/00

10.30+	Amendment No. 1 to Restricted Stock Purchase Agreement, with respect to 150,000 shares of Intuit Common Stock dated January 24, 2000 between Intuit and Stephen M. Bennett, dated January 17, 2001	10-Q		06/13/01

10.31+	Amendment No. 1 to Restricted Stock Purchase Agreement, with respect to 75,000 shares of Intuit Common Stock dated January 24, 2000 between Intuit and Stephen M. Bennett, dated January 17, 2001	10-Q		06/13/01

10.32+	Amended and Restated Secured Balloon Payment Promissory Note between Intuit and Stephen M. Bennett, dated November 26, 2001	10-Q		02/28/02

10.33+	Amended and Restated Secured Full Recourse Balloon Payment Promissory Note (and related Stock Pledge Agreement) between Intuit and Stephen M. Bennett, dated February 19, 2002	10-Q		02/28/02

10.34+	Share Repurchase Agreement between Intuit and Stephen M. Bennett, dated March 27, 2003	10-Q		05/30/03

10.35+	2002 Equity Incentive Plan Stock Bonus Award Agreement between Intuit and Stephen M. Bennett dated July 30, 2003	10-K		9/19/03

10.36+	Share Repurchase Agreement dated February 23, 2004 between Intuit and Stephen M. Bennett	10-Q		06/14/04

10.37+	Intuit Inc. 2002 Plan Option Grant Agreement between Stephen M. Bennett and Intuit Inc. dated July 31, 2004	10-Q	12/10/04

10.38+	Intuit Inc. 2002 Equity Incentive Plan Stock Bonus Agreement – Restricted Stock Units – between Stephen M. Bennett and Intuit Inc. dated July 31, 2004	10-Q	12/10/04

10.39+	Share Repurchase Agreement dated February 25, 2005 between Intuit and Stephen M. Bennett	8-K	2/28/05

10.40+	Separation Terms and Release Agreement by and between Intuit Inc. and Lorrie M. Norrington, dated January 7, 2005	8-K	1/11/05

10.41+	Amended and Restated Employment Agreement between Intuit and Lorrie M. Norrington, dated July 31, 2003	10-K	9/19/03

10.42+	Secured Balloon Payment Promissory Note for the principal amount of $5,500,000 between Intuit and Lorrie Norrington, dated May 20, 2002	10-K	09/25/02

10.43+	Secured Balloon Payment Bridge Loan Promissory Note for the principal amount of $1,000,000 between Intuit and Lorrie Norrington, dated May 20, 2002	10-K	09/25/02

10.44+	Lorrie Norrington Long Term Compensation Program dated December 18, 2003	10-Q	03/09/04

10.45+	Employment Agreement between Intuit and Robert “Brad” Henske, dated December 30, 2002	10-Q	02/28/03

10.46+	Employment Agreement by and between Intuit and Robert B. “Brad” Henske dated May 10, 2005	8-K	5/11/05

10.47+	Employment Agreement between Intuit and Richard William Ihrie, dated October 14, 2000	10-K	10/05/01

10.48+	Amended and Restated Secured Balloon Payment Promissory Note for the principal amount of $1,800,000 between Intuit and Richard W. Ihrie, dated November 26, 2001	10-Q	02/28/02

10.49+	Offer Letter Agreement dated June 24, 2005 between Intuit and Alexander M. Lintner and accepted by Mr. Lintner on June 29, 2005	8-K	7/6/05

10.50+	Employment Agreement by and between Intuit and Brad Smith dated May 10, 2005	8-K	5/11/05

10.51+	Form of Amendment dated September 6, 2005 to Employment Agreement between Intuit and each of Robert B. Henske and Brad Smith	8-K	9/8/05

10.52+	Employment Agreement dated September 2, 2005 between Intuit and Kiran Patel	8-K	9/8/05

10.53+	Employment Agreement between Intuit and Raymond Stern, dated October 23, 1997	10-K	9/24/04

10.54+	Director Compensation Agreement between Intuit and Dennis D. Powell, dated February 11, 2004	10-Q	06/14/04

10.55+	Amended & Restated Services Agreement between Intuit and Ingram Micro Inc. dated September 11, 2001	10-Q	12/07/01

10.56#	Amendment to Amended and Restated Services Agreement effective as of September 11, 2001 between Intuit and Ingram Micro Inc.	10-Q	12/10/04

10.57#	Master Agreement between Intuit and Modus Media International, Inc. dated November 1, 2000, as amended on August 27, 2001	10-Q	12/07/01

10.58#	Amendment to Master Agreement between Intuit and Modus Media International, Inc. effective as of August 22, 2003	10-Q	12/10/04

10.59	Master Services Agreement between Intuit and Arvato Services, Inc., dated May 28, 2003	10-K	9/19/03

10.60	Lease, dated as of March 28, 2005, made by and between Kilroy Realty, L.P. and Intuit Inc. for property located on Torrey Santa Fe Road, San Diego	10-Q	6/7/05

10.61#	Lease Expiration Advancement Agreement effective July 31, 2003 between Intuit and Charleston Properties for 2475, 2500, 2525, 2535 and 2550 Garcia Avenue and 2650, 2675, 2700 and 2750 Coast Avenue, Mountain View, CA	10-K	9/19/03

10.62	Lease Agreement dated as of July 31, 2003 between Intuit and Charleston Properties for 2475, 2500, 2525, 2535 and 2550 Garcia Avenue, Mountain View, CA	10-K	9/19/03

10.63	Lease Agreement dated as of July 31, 2003 between Intuit and Charleston Properties for 2650, 2675, 2700 and 2750 Coast Avenue and 2600 Casey Avenue, Mountain View, California	10-K	9/19/03

10.64	Lease Agreement dated as of March 29, 1999 between Intuit and various parties as Landlord for 2632 Marine Way, Mountain View, California	10-K	10/13/01

10.65	Build-to-Suit Lease Agreement dated as of June 9, 1995 between Intuit and Kilroy Realty Corporation, successor to UTC Greenwich Partners, a California limited partnership for 6200 and 6220 Greenwich, San Diego, California	10-K	9/24/04

10.66	Amendment to Lease Agreement dated as of June 9, 1995, dated April 14, 1998 between Intuit and Kilroy Realty L.P., successor to UTC Greenwich Partners, L.P.	10-K	10/6/98

10.67	Consent to Sublease Agreement dated March 31, 2000 among Intuit as subtenant, Spieker Properties, L.P. and Franklin Templeton Corporate Services, Inc. for Eastgate Mall, San Diego, California	10-Q	06/14/00

10.68	Build-to-Suit Lease Agreement dated as of April 8, 1998, between Intuit and TACC Investors, LLC for property located at 2800 East Commerce Center Place, Tucson, Arizona	10-K	10/06/98

10.69	Lease Agreement dated August 16, 2002 between Intuit and Pegasus Aviation, Inc. for property located at 6550 S. Country Club Road, Tucson, Arizona	10-K	9/19/03

10.70	Subordination Agreement; Acknowledgment of Lease Assignment, Estoppel, Attornment and Non- Disturbance Agreement dated August 22, 2002 among Intuit, Pegasus Aviation, Inc., and Bank One, Arizona, N.A	10-K	9/19/03

10.71	Lease Agreement dated as of January 1, 1994 between Intuit as successor in interest to Computing Resources, Inc. and 1285 Financial Boulevard, Inc. for 1285 Financial Boulevard, Reno, Nevada		10-K	10/12/99

10.72	Office Lease Agreement dated February 22, 2000 between Lacerte Software Corporation and KCD-TX 1 Investment Limited Partnership for office space in Plano, Texas		10-Q	06/14/00

10.73	Assignment and Assumption of Lease dated as of September 27, 2002 between KCD-TX I Investment Limited Partnership and Wells Operating Partnership, L.P., re office space in Plano, Texas		10-K	9/19/03

14.01	Code of Ethics: Intuit Business Conduct Guide adopted July 31, 2003, and as amended through May 4, 2004		8-K	05/07/04

21.01	List of Intuit’s Subsidiaries	X

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X

24.01	Power of Attorney (see signature page)	X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01	Section 1350 Certification (Chief Executive Officer) *	X

32.02	Section 1350 Certification (Chief Financial Officer) *	X

+	Indicates a management contract or compensatory plan or arrangement

#	We have requested confidential treatment for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission (SEC). We omitted such portions from this filing and filed them separately with the SEC.

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Intuit specifically incorporates it by reference.
(c)     Exhibits
      See Item 15(a)(3) above.
(d)     Financial Statement Schedules
      See Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC.
Dated: September 26, 2005

By:	/s/ KIRAN M. PATEL

Kiran M. Patel
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY
By signing this Form 10-K below, I hereby appoint each of Stephen M. Bennett and Kiran M. Patel as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form 10-K (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

Principal Executive Officer:

/s/ STEPHEN M. BENNETT Stephen M. Bennett	President, Chief Executive Officer and Director	September 26, 2005

Principal Financial Officer:

/s/ KIRAN M. PATEL Kiran M. Patel	Senior Vice President and Chief Financial Officer	September 26, 2005

Principal Accounting Officer:

/s/ JEFFREY P. HANK Jeffrey P. Hank	Vice President, Corporate Controller	September 26, 2005

Additional Directors:

/s/ CHRISTOPHER W. BRODY Christopher W. Brody	Director	September 26, 2005

/s/ WILLIAM V. CAMPBELL William V. Campbell	Chairman of the Board of Directors	September 26, 2005

/s/ SCOTT D. COOK Scott D. Cook	Director	September 26, 2005

/s/ L. JOHN DOERR L. John Doerr	Director	September 26, 2005

/s/ DONNA L. DUBINSKY Donna L. Dubinsky	Director	September 26, 2005

/s/ MICHAEL R. HALLMAN Michael R. Hallman	Director	September 26, 2005

Name	Title	Date

/s/ DENNIS D. POWELL Dennis D. Powell	Director	September 26, 2005

/s/ STRATTON SCLAVOS Stratton Sclavos	Director	September 26, 2005

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.15+	Intuit 1996 Employee Stock Purchase Plan, as Amended and Restated on July 27, 2005

10.16+	Description of Intuit Inc. Executive Stock Ownership and Matching Unit Program

21.01	List of Intuit’s Subsidiaries

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.01	Power of Attorney (see signature page)

31.01	Certification of Chief Executive Officer

31.02	Certification of Chief Financial Officer

32.01	Section 1350 Certification (Chief Executive Officer)*

32.02	Section 1350 Certification (Chief Financial Officer)*

+	Indicates a management contract or compensatory plan or arrangement

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Intuit specifically incorporates it by reference.