Form 10-Q
period 2005-10-31
INTUIT INC
filed 2005-12-05
CIK 896878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2005           or

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
Yes [X]       No [   ]
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]       No [X]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
176,945,929 shares of Common Stock, $0.01 par value, as of November 30, 2005

INTUIT INC.
FORM 10-Q
INDEX

Intuit, the Intuit logo, QuickBooks, TurboTax, Lacerte, ProSeries, Quicken and QuickBase, among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Simple Start, SnapTax, QuickTax, TaxWiz and ProFile, among others, are trademarks and/or service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners.

PART I
ITEM 1
FINANCIAL STATEMENTS

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
(In thousands, except per share amounts; unaudited)	October 31,	October 31,
	2005	2004

Net revenue:
Product	$182,454	$154,003
Service	104,620	84,157
Other	16,997	14,616

Total net revenue	304,071	252,776

Costs and expenses:
Cost of revenue:
Cost of product revenue	32,431	29,844
Cost of service revenue	53,396	39,752
Cost of other revenue	5,852	5,797
Amortization of purchased intangible assets	2,949	2,541
Selling and marketing	147,430	128,546
Research and development	97,280	74,365
General and administrative	63,595	49,641
Acquisition-related charges	3,759	4,441

Total costs and expenses	406,692	334,927

Operating loss from continuing operations	(102,621)	(82,151)
Interest and other income	6,304	3,855
Gains on marketable equity securities and other investments, net	4,267	158

Loss from continuing operations before income taxes	(92,050)	(78,138)
Income tax benefit	(34,439)	(32,641)

Net loss from continuing operations	(57,611)	(45,497)
Net income (loss) from discontinued operations	11,807	(639)

Net loss	$(45,804)	$(46,136)

Basic and diluted net loss per share from continuing operations	$(0.33)	$(0.24)
Basic and diluted net income (loss) per share from discontinued operations	0.07	-

Basic and diluted net loss per share	$(0.26)	$(0.24)

Shares used in basic and diluted per share amounts	177,406	188,346

Net loss for the three months ended October 31, 2005 included share-based compensation expense for stock options and purchases under our Employee Stock Purchase Plan that we recorded as a result of our adoption of SFAS 123(R) on August 1, 2005. For continuing operations, this expense totaled $19.1 million before income taxes and $11.9 million net of income taxes. We recorded no share-based compensation expense for stock options or purchases under our Employee Stock Purchase Plan for the three months ended October 31, 2004 because we did not adopt the optional recognition provisions of SFAS 123. As previously disclosed in the notes to our financial statements, net loss including pro forma share-based compensation expense for the three months ended October 31, 2004 was $60.0 million. See Note 1 to the financial statements for additional information.
See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	July 31,
(In thousands; unaudited)	2005	2005

ASSETS
Current assets:
Cash and cash equivalents	$74,974	$83,842
Investments	622,330	910,416
Accounts receivable, net	73,226	86,125
Income taxes receivable	71,520	38,665
Deferred income taxes	61,460	54,854
Prepaid expenses and other current assets	72,078	60,610
Current assets of discontinued operations	20,716	21,989

Current assets before funds held for payroll customers	996,304	1,256,501
Funds held for payroll customers	345,432	357,838

Total current assets	1,341,736	1,614,339

Property and equipment, net	210,974	208,548
Goodwill, net	509,884	509,499
Purchased intangible assets, net	71,611	69,678
Long-term deferred income taxes	109,347	118,475
Loans to executive officers and other employees	9,245	9,245
Other assets	32,889	30,078
Long-term assets of discontinued operations	156,680	156,589

Total assets	$2,442,366	$2,716,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$96,928	$65,812
Accrued compensation and related liabilities	80,536	144,823
Deferred revenue	274,315	279,382
Income taxes payable	13,707	30,423
Other current liabilities	94,072	103,131
Current liabilities of discontinued operations	19,839	21,995

Current liabilities before payroll customer fund deposits	579,397	645,566
Payroll customer fund deposits	345,432	357,838

Total current liabilities	924,829	1,003,404

Long-term obligations	16,693	17,308
Long-term obligations of discontinued operations	221	240

Total long-term obligations	16,914	17,548

Commitments and contingencies
Stockholders’ equity:
Preferred stock	-	-
Common stock and additional paid-in capital	1,984,777	1,977,954
Treasury stock, at cost	(1,723,972)	(1,557,833)
Deferred compensation	-	(16,283)
Accumulated other comprehensive loss	1,291	174
Retained earnings	1,238,527	1,291,487

Total stockholders’ equity	1,500,623	1,695,499

Total liabilities and stockholders’ equity	$2,442,366	$2,716,451

See accompanying notes.

INTUIT INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			Other		Total
	Common Stock		Paid In	Treasury	Deferred	Comprehensive	Retained	Stockholders’
(Dollars in thousands; unaudited)	Shares	Amount	Capital	Stock	Compensation	Income (Loss)	Earnings	Equity

Balance at July 31, 2005	179,270,062	$1,793	$1,976,161	$(1,557,833)	$(16,283)	$174	$1,291,487	$1,695,499
Reclassification of deferred compensation balance upon adoption of SFAS 123(R)			(16,283)		16,283			-
Components of comprehensive loss:
Net loss							(45,804)	(45,804)
Other comprehensive income, net of tax						1,117		1,117

Comprehensive net loss								(44,687)
Issuance of common stock upon exercise of options and other	514,209	5		22,355			(6,069)	16,291
Issuance of common stock pursuant to Employee Stock Purchase Plan	136,588	1		6,263			(1,087)	5,177
Stock repurchases under stock repurchase programs	(4,315,000)	(43)		(194,757)				(194,800)
Tax benefit from employee stock option transactions			2,522					2,522
Share-based compensation - restricted stock			1,325					1,325
Share-based compensation - all other (1)			19,296					19,296

Balance at October 31, 2005	175,605,859	$1,756	$1,983,021	$(1,723,972)	$-	$1,291	$1,238,527	$1,500,623

						Accumulated
			Additional			Other		Total
	Common Stock		Paid In	Treasury	Deferred	Comprehensive	Retained	Stockholders’
(Dollars in thousands; unaudited)	Shares	Amount	Capital	Stock	Compensation	Income (Loss)	Earnings	Equity

Balance at July 31, 2004	190,090,604	$1,901	$1,947,325	$(1,088,389)	$(19,434)	$(3,375)	$984,391	$1,822,419
Components of comprehensive loss:
Net loss							(46,136)	(46,136)
Other comprehensive income, net of tax						2,092		2,092

Comprehensive net loss								(44,044)
Issuance of common stock upon exercise of options and other	913,264	9		47,005			(21,397)	25,617
Issuance of common stock pursuant to Employee Stock Purchase Plan	155,276	2		7,992			(2,653)	5,341
Stock repurchases under stock repurchase programs	(3,947,000)	(40)		(170,521)				(170,561)
Repurchases of vested restricted stock	(32)			(1)				(1)
Tax benefit from employee stock option transactions			5,153					5,153
Stock bonus awards and related stock issuance	87		22		(22)			-
Reduction of deferred stock compensation due to stock option cancellations			(18)		18			-
Share-based compensation - restricted stock					1,705			1,705
Other	74							-

Balance at October 31, 2004	187,212,273	$1,872	$1,952,482	$(1,203,914)	$(17,733)	$(1,283)	$914,205	$1,645,629

(1)	Includes $19,099 for continuing operations and $197 for Intuit Information Technology Solutions discontinued operations.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	October 31,	October 31,
(In thousands; unaudited)	2005	2004
Cash flows from operating activities:
Net loss	$(45,804)	$(46,136)
Net (income) loss from discontinued operations	(11,807)	639

Net loss from continuing operations	(57,611)	(45,497)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation	23,145	21,410
Acquisition-related charges	3,759	4,441
Amortization of purchased intangible assets	2,949	2,541
Amortization of other purchased intangible assets	2,031	1,883
Share-based compensation - restricted stock	1,325	1,625
Share-based compensation - all other	19,099	-
(Gain) loss on disposal of property and equipment	34	(126)
Amortization of premiums and discounts on available-for-sale debt securities	1,094	3,466
Net realized loss on sales of available-for-sale debt securities	380	1,297
Net gains on marketable equity securities and other investments	(4,267)	(158)
Deferred income taxes	2,520	(10,920)
Tax benefit from employee stock options	1,583	5,153
Gain on foreign exchange transactions	(15)	(327)

Subtotal	(3,974)	(15,212)

Changes in operating assets and liabilities:
Accounts receivable	12,921	21,513
Prepaid expenses, taxes and other current assets	(38,494)	(96,389)
Accounts payable	30,665	13,665
Accrued compensation and related liabilities	(64,399)	(60,254)
Deferred revenue	(5,237)	(2,037)
Income taxes payable	(16,771)	48,700
Other current liabilities	(9,471)	(2,218)

Total changes in operating assets and liabilities	(90,786)	(77,020)

Net cash used in operating activities of continuing operations	(94,760)	(92,232)
Net cash provided by operating activities of discontinued operations	10,981	4,846

Net cash used in operating activities	(83,779)	(87,386)

Cash flows from investing activities:
Purchases of available-for-sale debt securities	(289,119)	(667,184)
Liquidation and maturity of available-for-sale debt securities	575,844	948,003
Net change in funds held for payroll customers’ money market funds and other cash equivalents	12,406	(10,057)
Purchases of property and equipment	(25,057)	(24,397)
Change in other assets	(4,454)	(4,886)
Net change in payroll customer funds deposits	(12,406)	10,057
Acquisitions of intangible assets	(10,148)	-

Net cash provided by investing activities	247,066	251,536

Cash flows from financing activities:
Change in long-term obligations	(634)	(624)
Net proceeds from issuance of common stock under stock plans	21,468	30,958
Purchase of treasury stock	(194,800)	(170,562)
Excess tax benefit from employee stock options	939	-

Net cash used in financing activities	(173,027)	(140,228)

Effect of exchange rates on cash and cash equivalents	872	877

Net increase (decrease) in cash and cash equivalents	(8,868)	24,799
Cash and cash equivalents at beginning of period	83,842	25,992

Cash and cash equivalents at end of period	$74,974	$50,791

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
As discussed later in this Note 1, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” on August 1, 2005 using the modified prospective transition method. Accordingly, our operating loss from continuing operations for the three months ended October 31, 2005 includes approximately $19.1 million in share-based employee compensation expense for stock options and purchases under our Employee Stock Purchase Plan. Results for prior periods have not been restated.
As discussed in Note 4, in May 2005 our Board of Directors formally approved a plan to sell our Intuit Information Technology Solutions (ITS) business and in December 2004 we sold our Intuit Public Sector Solutions (IPSS) business. Accordingly, we have reclassified our financial statements for all periods presented to reflect ITS and IPSS as discontinued operations. Unless noted otherwise, discussions in these notes pertain to our continuing operations.
We have included all normal recurring adjustments and the adjustments for discontinued operations that we considered necessary to give a fair presentation of our operating results for the periods presented. These condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements for the fiscal year ended July 31, 2005 included in Intuit’s Form 10-K, filed with the Securities and Exchange Commission on September 26, 2005. Results for the three months ended October 31, 2005 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2006 or any other future period.
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
Use of Estimates
We make estimates and assumptions that affect the amounts reported in the financial statements and the disclosures made in the accompanying notes. For example, we use estimates in determining the appropriate levels of reserves for product returns and rebates, the collectibility of accounts receivable, the appropriate levels of various accruals, the amount of our worldwide tax provision and the realizability of deferred tax assets. We also use estimates in determining the remaining economic lives and carrying values of purchased intangible assets (including goodwill), property and equipment and other long-lived assets. In addition, we use assumptions when employing the Black-Scholes valuation model to estimate the fair value of stock options granted. See “Share-Based Compensation Plans” later in this Note 1. Despite our intention to establish accurate estimates and use reasonable assumptions, actual results may differ from our estimates.
Net Revenue
We derive revenue from the sale of packaged software products, license fees, software subscriptions, product support, professional services, outsourced payroll services, merchant services, transaction fees and multiple element arrangements that may include any combination of these items. We recognize revenue for software products and related services in accordance with the American Institute of Certified Public Accountants’ Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as modified by SOP 98-9. For other offerings, we follow Staff Accounting Bulletin No. 104, “Revenue Recognition.” We recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collectibility is probable.
In some situations, we receive advance payments from our customers. We also offer multiple element arrangements to our customers. We defer revenue associated with these advance payments and the relative fair value of undelivered elements until we ship the products or perform the services. Deferred revenue consisted of the following at the dates indicated:

	October 31,	July 31,
(In thousands)	2005	2005

Product and product-related services	$251,803	$261,135
Customer support	22,512	18,247

Total deferred revenue	$274,315	$279,382

In accordance with the Financial Accounting Standards Board’s (FASB’s) Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” we account for cash consideration such as sales incentives that we give to our customers or resellers as a reduction of revenue rather than as an operating expense unless we receive a benefit that we can identify and for which we can reasonably estimate the fair value.
Product Revenue
We recognize revenue from the sale of our packaged software products and supplies when legal title transfers, which is generally when we ship the products or, in the case of certain agreements, when products are delivered to retailers. We sell some of our QuickBooks, Consumer Tax and Quicken products on consignment to a limited number of retailers. We recognize revenue for these consignment transactions only when the end-user sale has occurred. For products that are sold on a subscription basis and include periodic updates, we recognize revenue ratably over the contractual time period.
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
Customer Service and Technical Support
We include the costs of providing customer service under paid technical support contracts on the cost of service revenue line on our statement of operations. We include customer service and free technical support costs on the sales and marketing expense line on our statements of operations. Customer service and technical support costs include costs associated with performing order processing, answering customer inquiries by telephone and through Web sites, e-mail and other electronic means, and providing free technical support assistance to customers. In connection with the sale of certain products, we provide a limited amount of free technical support assistance to customers. We do not defer the recognition of any revenue associated with sales of these products, since the cost of providing this free technical support is insignificant. The technical support is provided within one year after the associated revenue is recognized and free product enhancements are minimal and infrequent. We accrue the estimated cost of providing this free support upon product shipment.
Leases
We review all leases for capital or operating classification at their inception under the guidance of SFAS 13, “Accounting for Leases,” as amended. We use our incremental borrowing rate in the assessment of lease classification and define the initial lease term to include the construction build-out period but to exclude lease extension periods. We conduct our operations primarily under operating leases. For leases that contain rent escalations, we record the total rent payable during the lease term, as defined above, on a straight-line basis over the initial term of the lease. We record the difference between the rents paid and the straight-line rent in a deferred rent account in other current liabilities or long-term obligations, as appropriate, on our balance sheets.
In accordance with FASB Technical Bulletin (FTB) No. 88-1, “Issues Relating to Accounting for Leases,” we record landlord allowances as deferred rent liabilities in other current liabilities or long-term obligations, as appropriate, on our balance sheets. We record landlord cash incentives as operating activity on our statements of cash flows. We record other landlord allowances as non-cash investing and financing activities on our statements of cash flows. Also in accordance with FTB 88-1, we classify the amortization of landlord allowances as a reduction of occupancy expense on our statements of operations.
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
We record a valuation allowance to reflect uncertainties about whether we will be able to utilize some of our deferred tax assets (consisting primarily of certain state capital loss and net operating loss carryforwards) before they expire. The valuation allowance is based on our estimates of taxable income for the jurisdictions in which we operate and the period over which our deferred tax assets will be realizable. While we have considered future taxable income in assessing the need for the valuation allowance, we could be required to increase the valuation allowance to take into account additional deferred tax assets that we may be unable to realize. An increase in the valuation allowance would have an adverse impact, which could be material, on our income tax provision and net income in the period in which we make the increase.
Per Share Computations
We compute basic net income or loss per share using the weighted average number of common shares outstanding during the period. We compute diluted net income or loss per share using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon the exercise of stock options under the treasury stock method and vested restricted stock awards. We exclude stock options with combined exercise prices and unamortized fair values that are greater than the average market price for our common stock from the calculation of diluted net income per share because their effect is anti-dilutive. In loss periods, basic net loss per share and diluted net loss per share are identical since the effect of common equivalent shares is anti-dilutive and therefore excluded.

The following table presents the composition of shares used in the computation of basic and diluted net loss per share for the periods indicated.

	Three Months Ended
	October 31,	October 31,
(In thousands, except per share amounts)	2005	2004

Numerator:
Net loss from continuing operations	$(57,611)	$(45,497)
Net income (loss) from discontinued operations	11,807	(639)

Net loss	$(45,804)	$(46,136)

Denominator:
Shares used in basic and diluted per share amounts:
Weighted average common shares outstanding	177,406	188,346

Basic and diluted net loss per share:
Basic and diluted net loss per share from continuing operations	$(0.33)	$(0.24)
Basic and diluted net income (loss) per share from discontinued operations	0.07	-

Basic and diluted net loss per share	$(0.26)	$(0.24)

Weighted average stock options and restricted stock awards excluded from calculation due to anti-dilutive effect:
Stock options that would have been included in the computation of dilutive common equivalent shares oustanding if net income had been reported in the period	21,234	23,298
Restricted stock awards that would have been included in the computation of dilutive common equivalent shares oustanding if net income had been reported in the period	508	455
Stock options with combined exercise prices and unamortized fair values that were greater than the average market price for the common stock in the period	11,004	10,048

	32,746	33,801

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
Funds Held for Payroll Customers and Payroll Customer Fund Deposits
Funds held for payroll customers represent amounts held on behalf of our payroll customers that are invested in cash, cash equivalents and investments. Payroll customer fund deposits consist primarily of payroll taxes we owe on behalf of our payroll customers.

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
Share-Based Compensation Plans
Adoption of SFAS 123(R)
Under our 2005 Equity Incentive Plan, we are permitted to grant incentive and non-qualified stock options, restricted stock awards, restricted stock units and stock bonus awards to our and our subsidiaries’ employees, non-employee directors and consultants. There were a total of 6,500,000 shares authorized under the 2005 Plan at October 31, 2005. The 2005 Plan limits the number of awards that can be granted at a price less than the full fair market value of Intuit’s common stock on the date of grant to a maximum of 2,000,000 shares. In connection with Intuit’s annual meeting of stockholders to be held on December 16, 2005, we are submitting for stockholder approval an amendment to the 2005 Plan to authorize 6,500,000 additional shares and to amend the existing 2,000,000-share cap on equity awards that can be granted at below fair market value (for example restricted stock or restricted stock units) to allow that up to 50% of equity awards granted each year can be at less than full fair market value. All options granted under the 2005 Plan through October 31, 2005 have exercise prices equal to the fair market value of our stock on the date of grant. Options granted under the 2005 Plan typically vest over three years based on continued service and have a seven-year term. Outstanding awards that were originally granted under several predecessor plans also remain in effect in accordance with their terms. In addition, we maintain an Employee Stock Purchase Plan. The 2005 Plan, its predecessor plans and our Employee Stock Purchase Plan are described more fully in our fiscal 2005 Form 10-K.
Prior to August 1, 2005, we accounted for these share-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS 123, “Accounting for Stock-Based Compensation.” Accordingly, we recorded no share-based employee compensation expense for options granted under the 2005 Plan or its predecessor plans during the three months ended October 31, 2004 as all options granted under those plans had exercise prices equal to the fair market value of our common stock on the date of grant. We also recorded no compensation expense in that period in connection with our Employee Stock Purchase Plan as the purchase price of the stock was not less than 85% of the lower of the fair market value of our common stock at the beginning of each offering period or at the end of each purchase period. In accordance with SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” later in this Note 1 we disclose our net loss and net loss per share for the three months ended October 31, 2004 as if we had applied the fair value-based method in measuring compensation expense for our share-based compensation plans.
Effective August 1, 2005, we adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment,” using the modified prospective transition method. Under that transition method, compensation expense that we recognized for the three months ended October 31, 2005 included: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of, August 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted on or after August 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.
The following table summarizes the share-based compensation expense for stock options and purchases under our Employee Stock Purchase Plan that we recorded in accordance with SFAS 123(R) for continuing operations:

	Three Months Ended
	October 31,	October 31,
(In thousands)	2005	2004

Share-based compensation expense for stock options and purchases under Employee Stock Purchase Plan recorded in accordance with SFAS 123(R) for continuing operations:
Cost of product revenue	$288	$-
Cost of service revenue	637	-
Selling and marketing	6,307	-
Research and development	5,610	-
General and administrative	6,257	-

Total	$19,099	$-

The following table presents the impact of our adoption of SFAS 123(R) on selected statement of operations line items for the three months ended October 31, 2005.

	Three Months Ended October 31, 2005
	As Reported
	Under	Under
(In thousands, except per share amounts)	SFAS 123(R)	APB 25	Difference

Operating loss from continuing operations	$(102,621)	$(83,522)	$(19,099)

Loss from continuing operations before income taxes	$(92,050)	$(72,951)	$(19,099)

Net loss from continuing operations	$(57,611)	$(45,655)	$(11,956)
Net income from discontinued operations	11,807	11,919	(112)

Net loss	$(45,804)	$(33,736)	$(12,068)

Basic and diluted net loss per share from continuing operations	$(0.33)	$(0.26)	$(0.07)
Basic and diluted net income per share from discontinued operations	0.07	0.07	-

Basic and diluted net loss per share	$(0.26)	$(0.19)	$(0.07)

Shares used in basic and diluted per share amounts	177,406	177,406	177,406

Prior to the adoption of SFAS 123(R), we presented deferred compensation as a separate component of stockholders’ equity. In accordance with the provisions of SFAS 123(R), on August 1, 2005 we reclassified the balance in deferred compensation to additional paid-in capital on our balance sheet.
Prior to the adoption of SFAS 123(R), we presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows on our statement of cash flows. SFAS 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. Accordingly, the $0.9 million excess tax benefit that is classified as a financing cash inflow on our statement of cash flows for the three months ended October 31, 2005 would have been classified as an operating cash inflow if we had not adopted SFAS 123(R).
Determining Fair Value
Valuation and Amortization Method. We estimate the fair value of stock options granted using the Black-Scholes option valuation model and a multiple option award approach. For options granted before August 1, 2005, we amortize the fair value on an accelerated basis. For options granted on or after August 1, 2005, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.
Expected Term. The expected term of options granted represents the period of time that they are expected to be outstanding. We estimate the expected term of options granted based on the history of grants and exercises in our option database. We have examined our historical pattern of option exercises in an effort to determine if there were any discernable patterns of activity based on certain demographic characteristics. Demographic characteristics tested included age, salary level, job level and geographic location. We have determined that there were no meaningful differences in option exercise activity based on the demographic characteristics tested.
Expected Volatility. We estimate the volatility of our common stock at the date of grant based on the implied volatility of two-year publicly traded options on our common stock, consistent with SFAS 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107. Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility.
Risk-Free Interest Rate. We base the risk-free interest rate that we use in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms.
Dividends. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model.
Forfeitures. We use historical data to estimate pre-vesting option forfeitures. As required by SFAS 123(R), we record share-based compensation expense only for those awards that are expected to vest.
We used the following assumptions to estimate the fair value of options granted and shares purchased under our Employee Stock Purchase Plan for the three months ended October 31, 2005 and 2004:

	Stock Options		Employee Stock Purchase Plan
	Three Months Ended		Three Months Ended
	October 31,	October 31,	October 31,	October 31,
	2005	2004	2005	2004

Average expected term (years)	2.44	3.02	0.31	1.00
Expected volatility (range)	23% - 24%	42%	22% - 23%	29%
Weighted average expected volatility	23%	42%	22%	29%
Risk-free interest rate (range)	3.70% - 4.21%	2.09% - 2.88%	3.14% - 3.69%	1.79%
Expected dividend yield	0%	0%	0%	0%

Stock Option Activity and Share-Based Compensation Expense
A summary of stock option activity under all share-based compensation plans during the three months ended October 31, 2005 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value
(Aggregate intrinsic value in thousands)

Outstanding at July 31, 2005	32,308,280	$39.18
Granted	1,017,100	44.64
Exercised	(514,209)	31.68
Cancelled	(342,337)	44.77

Outstanding at October 31, 2005	32,468,834	$39.41	5.0	$272,435

Exercisable at October 31, 2005	22,709,557	$37.40	4.5	$245,249

The weighted average fair value of options granted during the three months ended October 31, 2005 was $8.37. The aggregate intrinsic value of options outstanding at October 31, 2005 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 22.9 million shares that had exercise prices that were lower than the $45.93 market price of our common stock at October 31, 2005. The total intrinsic value of options exercised during the three months ended October 31, 2005 was $7.3 million, determined as of the date of exercise.
At July 31, 2005 we had 359,920 non-vested restricted stock awards and at October 31, 2005 we had 332,589 non-vested restricted stock awards that had a weighted average grant date fair value of $45.27.
We recorded $19.1 million in share-based compensation expense for stock options and purchases under our Employee Stock Purchase Plan and $1.3 million in share-based compensation expense for restricted stock awards in continuing operations for the three months ended October 31, 2005. The total tax benefit related to this share-based compensation was $7.1 million. As of October 31, 2005, there was $93.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 2.1 years.
We received $16.3 million in cash from option exercises under all share-based payment arrangements for the three months ended October 31, 2005. The actual tax benefit that we realized for the tax deductions from option exercise of the share-based payment arrangements totaled $2.5 million for that period.
Due primarily to our ongoing program of repurchasing shares on the open market, at October 31, 2005 we had 38.7 million treasury shares. We satisfy option exercises from this pool of treasury shares.

Comparable Disclosures
As discussed earlier in this Note 1, we accounted for share-based compensation under SFAS 123(R)’s fair value method during the three months ended October 31, 2005. The following table illustrates the effect on our net loss and net loss per share for the three months ended October 31, 2004 if we had applied the fair value recognition provisions of SFAS 123 to share-based compensation using the Black-Scholes valuation model.

	Three Months Ended
	October 31,	October 31,
(In thousands, except per share amounts)	2005	2004

Net loss
Net loss, as reported in prior year		$(46,136)
Add: Share-based employee compensation expense included in reported net loss, net of income taxes		48
Deduct: Total share-based employee compensation expense determined under fair value method for all awards, net of income taxes		(13,954)

Net loss, including share-based employee compensation	$(45,804)	$(60,042)

Net loss per share
Basic and diluted - as reported in prior year		$(0.24)

Basic and diluted - including share-based employee compensation	$(0.26)	$(0.32)

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
We sell a significant portion of our products through third-party retailers and distributors. As a result, we face risks related to the collectibility of our accounts receivable. For example, at January 31, 2005, the height of the 2004 consumer tax season, amounts due from our eight largest retailers and distributors represented approximately 45% of total accounts receivable. To appropriately manage this risk, we perform ongoing evaluations of customer credit and limit the amount of credit extended as we deem appropriate but generally do not require collateral. We maintain reserves for estimated credit losses and these losses have historically been within our expectations. However, since we cannot necessarily predict future changes in the financial stability of our customers, we cannot guarantee that our reserves will continue to be adequate. No distributor or individual retailer accounted for 10% or more of total net revenue in the three months ended October 31, 2005 or 2004. No customer accounted for 10% or more of total accounts receivable at October 31, 2005 or July 31, 2005. Amounts due from Rock Acquisition Corporation, the purchaser of our Quicken Loans mortgage business, under certain licensing and distribution agreements comprised 11% of total accounts receivable at July 31, 2005.
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
Recent Accounting Pronouncements
SFAS 154, “Accounting Changes and Error Corrections”
On June 1, 2005 the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB 20, “Accounting Changes,” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes made in fiscal years beginning after June 1, 2005. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.
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
As also discussed in Note 1, “Cash Equivalents and Investments,” investments consist of available-for-sale debt securities that we carry at fair value. The following table summarizes our investments and funds held for payroll customers at the dates indicated.

	October 31, 2005		July 31, 2005
(In thousands)	Cost	Fair Value	Cost	Fair Value
Type of issue:
Cash and cash equivalents in funds held for payroll customers	$252,953	$252,953	$263,860	$263,860
Available-for-sale debt securities:
Corporate notes	-	-	7,000	7,000
Municipal bonds	697,643	696,943	981,341	980,500
U.S. government securities	17,991	17,866	16,991	16,894

Total available-for-sale debt securities	715,634	714,809	1,005,332	1,004,394

Total investments and funds held for payroll customers	$968,587	$967,762	$1,269,192	$1,268,254

Classification of investments on balance sheets:
Investments	$623,155	$622,330	$911,354	$910,416
Funds held for payroll customers	345,432	345,432	357,838	357,838

Total investments and funds held for payroll customers	$968,587	$967,762	$1,269,192	$1,268,254

We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income (loss) in the equity section of our balance sheet. Gross unrealized gains and losses on our available-for-sale debt securities were as follows at the dates indicated:

	October 31,	July 31,
(In thousands)	2005	2005

Gross unrealized gains	$20	$31
Gross unrealized losses	(845)	(969)

Net unrealized losses	$(825)	$(938)

The following table summarizes the fair value and gross unrealized losses related to 92 available-for-sale debt securities, aggregated by type of investment and length of time that individual securities have been in a continuous unrealized loss position, at October 31, 2005:

	In a Loss Position for		In a Loss Position for
	Less Than 12 Months		12 Months or More		Total in a Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

Corporate notes	$-	$-	$-	$-	$-	$-
Municipal bonds	187,597	(589)	28,700	(131)	216,297	(720)
U.S. government securities	10,903	(93)	6,963	(32)	17,866	(125)

	$198,500	$(682)	$35,663	$(163)	$234,163	$(845)

We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments that we held at October 31, 2005 were not other-than-temporarily impaired. While certain available-for-sale debt securities have fair values that are below cost, we believe that it is probable that principal and interest will be collected in accordance with contractual terms, and that the decline in market value is due to changes in interest rates and not due to increased credit risk.
We include realized gains and losses on our available-for-sale debt securities in interest and other income on our statement of operations. Gross realized gains and losses on our available-for-sale debt securities were as follows for the periods indicated:

	Three Months Ended
	October 31,	October 31,
(In thousands)	2005	2004

Gross realized gains	$11	$160
Gross realized losses	(391)	(1,457)

Net realized losses	$(380)	$(1,297)

The following table summarizes our available-for-sale debt securities held in investments and funds held for payroll customers, classified by the stated maturity date of the security.

	October 31, 2005
(In thousands)	Cost	Fair Value

Due within one year	$143,156	$142,812
Due within two years	65,095	64,769
Due within three years	-	-
Due after three years	507,383	507,228

Total available-for-sale debt securities	$715,634	$714,809

Approximately 85% of our available-for-sale debt securities have an interest reset date, put date or mandatory call date within one year.
3. Comprehensive Net Income (Loss)
SFAS 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive net income (loss) and its components in stockholders’ equity. SFAS 130 requires that the components of other comprehensive income (loss), such as changes in the fair value of available-for-sale securities and foreign currency translation adjustments, be added to our net income (loss) to arrive at comprehensive net income (loss). Other comprehensive income (loss) items have no impact on our net income (loss) as presented on our statement of operations.
The components of accumulated other comprehensive income (loss), net of income taxes, were as follows for the periods indicated:

	Unrealized Gain (Loss) on		Foreign
		Marketable	Currency
(In thousands)	Investments	Securities	Translation	Total

Balance July 31, 2005	$(582)	$1,451	$(695)	$174
Unrealized loss, net of income tax benefits of $102 and $40	(165)	(65)	-	(230)
Reclassification adjustment for realized loss included in net income, net of income tax provision of $144	236	-	-	236
Translation adjustment	-	-	1,111	1,111

Other comprehensive income	71	(65)	1,111	1,117

Balance October 31, 2005	$(511)	$1,386	$416	$1,291

Balance July 31, 2004	$(1,502)	$375	$(2,248)	$(3,375)
Unrealized (loss) gain, net of income tax provisions of $35 and $89	(76)	178	-	102
Reclassification adjustment for realized loss included in net income, net of income tax provision of $493	804	-	-	804
Translation adjustment	-	-	1,186	1,186

Other comprehensive income (loss)	728	178	1,186	2,092

Balance October 31, 2004	$(774)	$553	$(1,062)	$(1,283)

Comprehensive net income (loss) was as follows for the periods indicated:

	Three Months Ended
	October 31,	October 31,
(In thousands)	2005	2004

Net loss	$(45,804)	$(46,136)
Other comprehensive income	1,117	2,092

Comprehensive net loss, net of income taxes	$(44,687)	$(44,044)

Income tax provision netted against other comprehensive income	$2	$617

4. Discontinued Operations
Intuit Information Technology Solutions
In May 2005 our Board of Directors formally approved a plan to sell our Intuit Information Technology Solutions (ITS) business, which was part of our Intuit-Branded Small Business segment. In October 2005 we signed a definitive agreement to sell ITS, subject to closing conditions, for approximately $200 million in cash. We expect the sale to be completed in the second quarter of fiscal 2006. The decision was a result of management’s desire to focus resources on Intuit’s core products and services. In accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we determined that ITS became a long-lived asset held for sale in the fourth quarter of fiscal 2005. SFAS 144 provides that a long-lived asset classified as held for sale should be measured at the lower of its carrying amount or fair value less cost to sell. Since the carrying value of ITS at October 31, 2005 was less than the estimated fair value less cost to sell, no adjustment to the carrying value of this long-lived asset was necessary during the first quarter of fiscal 2006. In accordance with SFAS 144, we discontinued the amortization of ITS intangible assets and the depreciation of ITS property and equipment in the fourth quarter of fiscal 2005.
Also in accordance with the provisions of SFAS 144, we determined that ITS became a discontinued operation in the fourth quarter of fiscal 2005. Consequently, we have segregated the net assets, operating results and cash flows of ITS from continuing operations on our balance sheets, statements of operations and statements of cash flows for all periods presented. For the three months ended October 31, 2005, we recorded net income from ITS operations of $3.3 million and recognized $8.5 million in tax benefits from the anticipated disposal of ITS. We expect ITS to continue to generate cash flows from its business operations until it is sold.

The carrying amounts of the major classes of assets and liabilities of ITS at October 31, 2005 were as shown in the following table. Carrying amounts approximated fair values.

October 31,
(In thousands)	2005

Cash	$9,676
Accounts receivable	10,600
Other current assets	440

Current assets of discontinued operations	20,716

Goodwill	150,282
Purchased intangible assets and other	6,398

Long-term assets of discontinued operations	156,680

Total assets of discontinued operations	177,396

Accounts payable	1,972
Accrued compensation	1,143
Deferred revenue	15,745
Other current liabilities	979

Current liabilities of discontinued operations	19,839
Long-term obligations of discontinued operations	221

Total liabilities of discontinued operations	20,060

Net assets of discontinued operations	$157,336

Intuit Public Sector Solutions
In December 2004 we sold our Intuit Public Sector Solutions (IPSS) business for approximately $11 million. IPSS was part of our Intuit-Branded Small Business segment. In accordance with SFAS 144, we accounted for the sale as discontinued operations. We have therefore segregated the net assets, operating results and cash flows of IPSS from continuing operations on our balance sheets, statements of operations and statements of cash flows for all periods prior to the sale. We recorded a $3.4 million net loss on disposal of IPSS for the three months ended October 31, 2004 that represented an income tax provision for the estimated tax payable in connection with the expected tax gain on the sale of IPSS.

Components of Net Income (Loss) from Discontinued Operations
The components of net income (loss) from discontinued operations on our statements of operations as well as net revenue from discontinued operations and income or loss from discontinued operations before income taxes were as follows for the periods indicated:

	Three Months Ended
	October 31,	October 31,
(In thousands)	2005	2004

Net income (loss) from discontinued operations
Net loss from Intuit Public Sector Solutions operations	$-	$(298)
Net loss on disposal of Intuit Public Sector Solutions discontinued operations	-	(3,368)
Net income from Intuit Information Technology Solutions operations	3,291	3,027
Tax benefits from anticipated disposal of Intuit Information Technology Solutions discontinued operations	8,516	-

Total net income (loss) from discontinued operations	$11,807	$(639)

Net revenue from discontinued operations
Intuit Public Sector Solutions	$-	$2,781
Intuit Information Technology Solutions	14,360	13,214

Total net revenue from discontinued operations	$14,360	$15,995

Income from discontinued operations before income taxes
Intuit Public Sector Solutions	$-	$(482)
Intuit Information Technology Solutions	5,807	4,882

Total income from discontinued operations before income taxes	$5,807	$4,400

5. Industry Segment and Geographic Information
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
Intuit-Branded Small Business product revenue is derived primarily from business management software for three selected industries: residential, commercial and corporate property management; wholesale durable goods distribution: and construction. Intuit-Branded Small Business service revenue is derived from technical support, consulting and training services for those software products and from outsourced payroll services. Service revenue for this segment also includes interest earned on funds held for payroll customers.

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
Our QuickBooks-Related, Consumer Tax and Professional Tax segments operate primarily in the United States. All of our segments sell primarily to customers located in the United States. International total net revenue was less than 5% of consolidated total net revenue for all periods presented.
We include costs such as corporate general and administrative expenses and share-based compensation expenses that are not allocated to specific segments in a category we call Corporate. The Corporate category also includes amortization of purchased intangible assets, acquisition-related charges, impairment of goodwill and purchased intangible assets, interest and other income, and realized net gains or losses on marketable equity securities and other investments.
The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1. Except for goodwill and purchased intangible assets, we do not generally track assets by reportable segment and, consequently, we do not disclose total assets by reportable segment.

The following tables show our financial results by reportable segment for the three months ended October 31, 2005 and 2004.

		Intuit-
		Branded
	QuickBooks	Small	Consumer	Professional	Other
(In thousands)	Related	Business	Tax	Tax	Businesses	Corporate	Consolidated

Three months ended October 31, 2005
Product revenue	$133,545	$7,575	$2,790	$8,111	$30,433	$-	$182,454
Service revenue	41,860	50,632	5,075	785	6,268	-	104,620
Other revenue	2,673	24	22	1	14,277	-	16,997

Total net revenue	178,078	58,231	7,887	8,897	50,978	-	304,071

Segment operating income (loss)	50,547	(554)	(24,270)	(21,960)	18,678	-	22,441
Common expenses						(118,354)	(118,354)

Subtotal	50,547	(554)	(24,270)	(21,960)	18,678	(118,354)	(95,913)
Amortization of purchased intangible assets	-	-	-	-	-	(2,949)	(2,949)
Acquisition-related charges	-	-	-	-	-	(3,759)	(3,759)
Interest and other income	-	-	-	-	-	6,304	6,304
Realized net gain on marketable equity securities	-	-	-	-	-	4,267	4,267

Income (loss) from continuing operations before income taxes	$50,547	$(554)	$(24,270)	$(21,960)	$18,678	$(114,491)	$(92,050)

		Intuit-
		Branded
	QuickBooks	Small	Consumer	Professional	Other
(In thousands)	Related	Business	Tax	Tax	Businesses	Corporate	Consolidated

Three months ended October 31, 2004
Product revenue	$112,070	$8,885	$1,185	$7,146	$24,717	$-	$154,003
Service revenue	31,032	44,538	3,640	281	4,666	-	84,157
Other revenue	2,539	38	197	10	11,832	-	14,616

Total net revenue	145,641	53,461	5,022	7,437	41,215	-	252,776

Segment operating income (loss)	49,391	2,081	(20,380)	(21,086)	9,792	-	19,798
Common expenses						(94,967)	(94,967)

Subtotal	49,391	2,081	(20,380)	(21,086)	9,792	(94,967)	(75,169)
Amortization of purchased intangible assets	-	-	-	-	-	(2,541)	(2,541)
Acquisition-related charges	-	-	-	-	-	(4,441)	(4,441)
Interest and other income	-	-	-	-	-	3,855	3,855
Realized net gain on marketable equity securities	-	-	-	-	-	158	158

Income (loss) from continuing operations before income taxes	$49,391	$2,081	$(20,380)	$(21,086)	$9,792	$(97,936)	$(78,138)

6. Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

	October 31,	July 31,
(In thousands)	2005	2005

Reserve for product returns	$24,384	$30,454
Reserve for rebates	14,646	18,482
Executive deferred compensation plan	24,897	19,857
Other	30,145	34,338

Total other current liabilities	$94,072	$103,131

7. Long-Term Obligations
Long-term obligations were as follows at the dates indicated:

	October 31,	July 31,
(In thousands)	2005	2005

Capital lease obligations: monthly installments through 2008; interest rates of 2.66% to 4.50%	$3,019	$3,718
Deferred rent	17,327	17,311
Other	2,179	2,233

Total long-term obligations	22,525	23,262
Less current portion (included in other current liabilities)	(5,832)	(5,954)

Long-term obligations due after one year	$16,693	$17,308

8. Income Taxes
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and other taxable items. The following table reconciles our effective income tax rate to the statutory federal income tax rate for the periods indicated.

	Three Months Ended
	October 31,	October 31,
	2005	2004

Statutory federal income tax rate	35.0%	35.0%
State income tax, net of federal benefit	3.5%	2.1%
Federal research and experimental credits	(0.6%)	(1.5%)
Tax exempt interest	(2.0%)	(0.7%)
Manufacturer tax deduction	(0.6%)	–
Adjustment of tax provision	–	1.0%
Federal and state credits	–	4.6%
Other, net	2.1%	1.3%

Effective income tax rate	37.4%	41.8%

Beginning in fiscal 2006 we qualify for the annual domestic manufacturer tax deduction under the American Jobs Creation Act of 2004. The federal research and experimentation credit will not apply to expenses incurred after December 31, 2005. Although the credit may be extended, in accordance with SFAS 109 when estimating our effective tax rate for fiscal 2006 we have not assumed tax benefits for any federal research and experimentation credit after this expiration date.

9. Stockholders’ Equity
Stock Repurchase Programs
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. During the three months ended October 31, 2005 and 2004 we repurchased 4.3 million and 3.9 million shares of our common stock for $194.8 million and $170.6 million under these programs. At October 31, 2005, authorized funds of $96.0 million remained under our fifth repurchase program. In November 2005 we announced a sixth stock repurchase program under which we are authorized to repurchase up to $500.0 million of our common stock from time to time over a three-year period ending on November 14, 2008.
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
Distribution and Dilutive Effect of Options
The following table shows certain information about option grants to Named Executives and all option grants for the periods indicated. Named Executives are defined as our chief executive officer and each of the four other most highly compensated executive officers during the fiscal periods presented.

	Three
	Months
	Ended	Twelve Months Ended
	October 31,	July 31,	July 31,
	2005	2005	2004

Net option grants during the period as a percentage of outstanding shares	0.5%	2.8%	2.9%
Grants to Named Executives during the period as a percentage of total options granted	0.0%	6.2%	7.1%
Grants to Named Executives during the period as a percentage of outstanding shares	0.0%	0.2%	0.3%
Options held by Named Executives as a percentage of total options outstanding	12.9%	13.0%	12.7%
We define net option grants as options granted less options canceled or expired and returned to the pool of options available for grant. Options granted to our Named Executives as a percentage of total options granted may vary significantly from quarter to quarter, due in part to the timing of annual performance-based grants to Named Executives.
10. Litigation
Muriel Siebert & Co., Inc. v. Intuit Inc., Index No. 03-602942, Supreme Court of the State of New York, County of New York.
On September 17, 2003 Muriel Siebert & Co., Inc. filed a complaint against Intuit alleging various claims for breach of contract, breach of express and implied covenants of good faith and fair dealing, breach of fiduciary duty, misrepresentation and/or fraud, and promissory estoppel. The allegations relate to Quicken Brokerage powered by Siebert, a strategic alliance between the two companies. The complaint seeks compensatory damages of up to $11.1 million, punitive damages of up to $33.0 million, and other damages. Intuit unsuccessfully sought to compel the matter to arbitration. On February 7, 2005 Intuit filed a motion to dismiss all but one of the plaintiff’s claims in New

York state court. On September 6, 2005 the court dismissed Siebert’s fraud and punitive damages claims. Intuit believes this lawsuit is without merit and will vigorously defend the litigation.
Other Litigation Matters
Intuit is subject to certain routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business, including assertions that we may be infringing patents or other intellectual property rights of others. We currently believe that the ultimate amount of liability, if any, for any pending claims of any type (either alone or combined) will not materially affect our financial position, results of operations or cash flows. We also believe that we would be able to obtain any necessary licenses or other rights to disputed intellectual property rights on commercially reasonable terms. However, the ultimate outcome of any litigation is uncertain and, regardless of outcome, litigation can have an adverse impact on Intuit because of defense costs, negative publicity, diversion of management resources and other factors. Our failure to obtain necessary license or other rights, or litigation arising out of intellectual property claims, could adversely affect our business.
11. Related Party Transactions
Loans to Executive Officers and Other Employees
Prior to July 30, 2002, loans to executive officers were generally made in connection with their relocation and purchase of a residence near their new place of work. Consistent with the requirements of the Sarbanes-Oxley legislation enacted on July 30, 2002, we have not made or modified any loans to executive officers since that date and we do not intend to make or modify any loans to executive officers in the future. At October 31, 2005, no loans were in default and all interest payments were current in accordance with the terms of the loan agreements.
At October 31, 2005 and July 31, 2005, loans to executive officers in the principal amount of $6.0 million were outstanding and loans to other employees in the principal amount of $3.2 million were outstanding.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) includes the following sections:
•	Executive Overview that discusses at a high level our operating results and some of the trends that affect our business.
•	Critical Accounting Policies that we believe are important to understanding the assumptions and judgments underlying our financial statements.
•	Results of Operations that begins with a Financial Overview followed by a more detailed discussion of our revenue and expenses.
•	Liquidity and Capital Resources which discusses key aspects of our statements of cash flows, changes in our balance sheets and our financial commitments.
•	A section entitled Risks That Could Affect Future Results, which details important factors that may significantly impact our future financial performance.
You should note that this MD&A discussion contains forward-looking statements that involve risks and uncertainties. Please see the section entitled Caution Regarding Forward-Looking Statements at the end of this Item 2 for important information to consider when evaluating such statements.
You should read this MD&A in conjunction with the financial statements and related notes in Item 1 and our Report on Form 10-K for the fiscal year ended July 31, 2005. As discussed below, we sold our Intuit Public Sector Solutions business in December 2004 and in May 2005 our Board of Directors approved a formal plan to sell our Intuit Information Technology Solutions (ITS) business. We accounted for these businesses as discontinued operations and have accordingly reclassified our financial statements for all periods presented to reflect them as discontinued operations. Unless noted otherwise, the following discussion pertains only to our continuing operations.
Executive Overview
The following overview discusses at a high level our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important in order to understand our financial results for the first quarter of fiscal 2006 as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q and in our Report on Form 10-K for the fiscal year ended July 31, 2005.
About Intuit
Intuit is a leading provider of business and financial management solutions for small business, consumer and professional tax, and accountants. We organize our business into the following five segments:
•	QuickBooks-Related. This segment includes our QuickBooks accounting and business management software for small businesses as well as products and services that can be added on to QuickBooks. These include financial supplies, QuickBooks payroll, merchant services and technical support.
•	Intuit-Branded Small Business. This segment includes products and services other than QuickBooks that are designed primarily for small and medium-sized businesses and includes outsourced payroll and solutions designed to meet the needs of businesses in selected industries.
•	Consumer Tax. This segment includes our TurboTax consumer tax return preparation products and services.
•	Professional Tax. This segment includes our Lacerte and ProSeries professional tax products and services.
•	Other Businesses. This segment consists primarily of our Quicken personal finance products and services and our business in Canada.
Overview of Financial Results
Total net revenue for the first quarter of fiscal 2006 was $304.1 million, up 20% compared with the first quarter of fiscal 2005. The fiscal 2006 revenue increase was primarily due to growth in our QuickBooks-Related segment. We recorded a net loss from continuing operations of $57.6 million in the first quarter of fiscal 2006 compared with a net loss from continuing operations of $45.5 million in the first quarter of fiscal 2005. See “Seasonality” below. Our first quarter fiscal 2006 net loss included $19.1 million in pre-tax share-based compensation expense for stock options and purchases under our Employee Stock Purchase Plan that we recorded as a result of our adoption of SFAS 123(R) on August 1, 2005. See “Critical Accounting Policies” and “Financial Overview” later in this MD&A. Excluding the share-based compensation expense for stock options and purchases under our Employee Stock Purchase Plan that we recorded in the first quarter of fiscal 2006, our operating loss from continuing operations was slightly higher in that quarter compared with the same quarter of fiscal 2005. Higher spending for infrastructure, implementation of new information systems, new product development and customer support offset higher revenue in the first quarter of fiscal 2006. Our effective tax rate in the first quarter of fiscal 2006 was 37% compared with an effective tax rate of 42% in the first quarter of fiscal 2005. Basic and diluted net loss per share was $0.26 in the first quarter of fiscal 2006, an increase of 8% compared with the first quarter of fiscal 2005. Our diluted net loss per share increased more rapidly than our net loss in the fiscal 2006 period primarily due to the net reduction of average shares outstanding. Average shares outstanding declined as a result of repurchases of common stock under our stock repurchase programs, partially offset by the issuance of shares under option and employee stock purchase plans.
In October 2005 we signed a definitive agreement to sell our ITS business, subject to closing conditions, for approximately $200 million in cash. We expect the sale to be completed in the second quarter of fiscal 2006.
We ended the first quarter of fiscal 2006 with cash and investments totaling $697.3 million. In the first quarter of fiscal 2006 we used $94.8 million in cash for continuing operations, compared with $92.2 million in the same period of fiscal 2005. We used cash for operations in both quarters primarily for seasonal operating losses and for the payment of accrued annual bonuses. We also used $194.8 million and $170.6 million in cash for repurchases of common stock under our stock repurchase programs in the first quarters of fiscal 2006 and 2005. At October 31, 2005, authorized funds of $96.0 million remained available under our fifth repurchase program. In November 2005 we announced a sixth stock repurchase program under which we are authorized to repurchase up to $500.0 million of our common stock from time to time over a three-year period ending on November 14, 2008. We expect to continue to repurchase shares under these programs during the remainder of fiscal 2006.
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
Strategy and Trends
Strategy. Our strategy is to be in good businesses and attractive new markets with large unmet or underserved needs which we can solve well. Our core competency is customer-driven innovation that provides simple solutions to complex problems. We apply this approach to existing solutions by focusing on continuous improvement to deliver customer delight. Our approach to new opportunities is to develop products and services which are designed to attract customers who do not use software products (non-consumption) and offer solutions that have better value compared with higher priced alternatives (disruption). This strategy allows us to build large user bases with durable advantages. In fiscal 2005 we introduced four products that exemplify this approach: QuickBooks Simple Start, which provides accounting functionality suitable for very small businesses; SnapTax, designed for taxpayers with very simple personal income tax returns; ProSeries Express Edition, designed for tax practices that focus on helping taxpayers obtain their refunds quickly; and ProSeries Basic Edition, designed for the needs of smaller and seasonal tax practices.
Opportunities in Our Core Markets. While we have strong positions in our core markets for QuickBooks and TurboTax software, we believe that there are more opportunities in the markets for small businesses and individual consumers. Many small businesses and individuals are using other methods, such as manual tools and processes or general-purpose software. We continue to explore ways to meet the needs of consumers that we have never reached before. For example, in fiscal 2005 we introduced QuickBooks Simple Start with accounting functionality for very small businesses and SnapTax for taxpayers with very simple personal income tax returns.

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
Competition. We have formidable competitors, and we expect competition to remain intense during fiscal 2006 and beyond. For example, Microsoft Corporation recently launched accounting software and associated services that directly target small business customers. Microsoft has indicated that part of its growth strategy is to focus on the small business market.
In our Consumer Tax business, we face the risk of federal and state taxing authorities developing or contracting to provide software or other systems to facilitate tax return preparation and electronic filing at no charge to taxpayers. We are a member of the Free File Alliance, a consortium of private sector companies that have been providing web-based federal tax preparation and filing services at no charge through voluntary public service initiatives. In October 2005 the federal government and the Free File Alliance signed a new four-year agreement that continues to prohibit the Internal Revenue Service from entering the tax preparation business. In addition, this agreement specifies that the free services will be available to 70% of U.S. taxpayers, which the Internal Revenue Service currently defines as taxpayers with less than approximately $50,000 in adjusted gross income. The agreement also limits any individual participating company to offerings that target no more than 50% of all taxpayers.
Critical Accounting Policies
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Senior management has reviewed the development and selection of these critical accounting policies and their disclosure in this Quarterly Report on Form 10-Q with the Audit Committee of our Board of Directors.
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
Goodwill, Purchased Intangible Assets and Other Long-Lived Assets – Impairment Assessments
We make judgments about the recoverability of purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate that an other-than-temporary impairment in the remaining value of the assets recorded on our balance sheet may exist. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that could not have been reasonably foreseen in prior periods. In order to estimate the fair value of long-lived assets, we typically make various assumptions about the future prospects for the business that the asset relates to, consider market factors specific to that business and estimate future cash flows to be generated by that business. We evaluate cash flows at the lowest operating level and the number of reporting units that we have identified may make impairment more probable than it would be at a company with fewer reporting units and integrated operations following acquisitions. Based on these assumptions and estimates, we determine whether we need to record an impairment charge to reduce the value of the asset carried on our balance sheet to reflect its estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially affect our reported financial results. More conservative assumptions of the anticipated future benefits from these businesses could result in impairment charges, which would decrease net income and result in lower asset values on our balance sheet. Conversely, less conservative assumptions could result in smaller or no impairment charges, higher net income and higher asset values. At October 31, 2005 we had $509.9 million in goodwill and $71.6 million in net purchased intangible assets on our balance sheet.

Accounting for Share-Based Compensation
Prior to August 1, 2005, we accounted for our share-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” We recorded no share-based employee compensation expense for options granted under our 2005 Equity Incentive Plan or its predecessor plans prior to August 1, 2005 as all options granted under those plans had exercise prices equal to the fair market value of our common stock on the date of grant. We also recorded no compensation expense in connection with our Employee Stock Purchase Plan as the purchase price of the stock was not less than 85% of the lower of the fair market value of our common stock at the beginning of each offering period or at the end of each purchase period. In accordance with SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” we disclosed our net income or loss and net income or loss per share as if we had applied the fair value-based method in measuring compensation expense for our share-based incentive programs.
Effective August 1, 2005, we adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment,” using the modified prospective transition method. Under that transition method, compensation expense that we recognize beginning on that date includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of, August 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted on or after August 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. At October 31, 2005, there was $93.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. We expect to recognize that cost over a weighted average period of 2.1 years.
We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in Note 1 to the financial statements. We estimate the expected term of options granted based on the history of grants and exercises in our option database. We estimate the volatility of our common stock at the date of grant based on the implied volatility of publicly traded two-year options on our common stock, consistent with SFAS 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107. Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. We base the risk-free interest rate that we use in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For options granted before August 1, 2005, we amortize the fair value on an accelerated basis. For options granted on or after August 1, 2005, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. We may elect to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our net income or loss and net income or loss per share.
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
Our net deferred tax asset at October 31, 2005 was $170.8 million, net of the valuation allowance of $5.5 million. We recorded the valuation allowance to reflect uncertainties about whether we will be able to utilize some of our deferred tax assets (consisting primarily of certain state capital loss and net operating loss carryforwards) before they expire. The valuation allowance is based on our estimates of taxable income for the jurisdictions in which we operate and the period over which our deferred tax assets will be realizable. While we have considered future taxable income in assessing the need for the valuation allowance, we could be required to increase the valuation allowance to take into account additional deferred tax assets that we may be unable to realize. An increase in the valuation allowance would have an adverse impact, which could be material, on our income tax provision and net income in the period in which we make the increase.
Results of Operations
Financial Overview

					Impact of
					Q1 FY06
					Option/ESPP
					Expense
	Q1	Q1	Q1 $	Q1%		Q1%
(Dollars in millions, except per share amounts)	FY06	FY05	Change	Change	Amount	Change

Total net revenue	$304.1	$252.8	$51.3	20%	$-	-
Operating loss from continuing operations	(102.6)	(82.2)	(20.4)	25%	(19.1)	23%
Net loss from continuing operations	(57.6)	(45.5)	(12.1)	27%	(11.9)	26%
Basic and diluted net loss per share from continuing operations	$(0.33)	$(0.24)	$(0.09)	38%	$(0.07)	29%

Net cash used in operating activities of continuing operations	$(94.8)	$(92.2)	$(2.6)	3%	$(0.9)	1%
Total net revenue increased in the first quarter of fiscal 2006 compared with the first quarter of fiscal 2005 primarily due to growth in QuickBooks software, QuickBooks Payroll and merchant services revenue in our QuickBooks-Related segment.
Effective August 1, 2005, we adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment,” using the modified prospective transition method. Under that transition method, compensation expense that we recognized for the three months ended October 31, 2005 included: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of, August 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted on or after August 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In the first quarter of fiscal 2006 we recorded share-based compensation expense for stock options and purchases under our Employee Stock Purchase Plan totaling $19.1 million or $0.07 per diluted share as a result of our adoption of SFAS 123(R). Results for prior periods have not been restated.
At October 31, 2005, there was $93.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. We expect to recognize that cost over a weighted average period of 2.1 years.
Excluding the share-based compensation expense for stock options and purchases under our Employee Stock Purchase Plan that we recorded in accordance with SFAS 123(R), higher spending for infrastructure, implementation of new information systems, new product development and customer support offset higher revenue in the first quarter of fiscal 2006. Our diluted net loss per share increased more rapidly than our net loss in the fiscal 2006 period primarily due to the net reduction of average shares outstanding. Average shares outstanding declined as a result of repurchases of common stock under our stock repurchase programs, partially offset by the issuance of shares under option and employee stock purchase plans.
At October 31, 2005, our cash, cash equivalents and investments totaled $697.3 million, a decrease of $297.0 million from July 31, 2005. We used cash in the first quarter of fiscal 2006 primarily for seasonal operating losses, the payment of accrued annual bonuses and repurchases of common stock under our stock repurchase program. We generated cash in the first quarter of fiscal 2006 primarily by issuing common stock under employee stock plans. In the first quarter of fiscal 2006 we bought 4.3 million shares of our common stock under our fifth repurchase program at an average price of $45.14 for a total price of $194.8 million. At October 31, 2005, authorized funds of $96.0 million remained available under this repurchase program. In November 2005 we announced a sixth stock repurchase program under which we are authorized to repurchase up to $500.0 million of our common stock from time to time over a three-year period ending on November 14, 2008. We expect to continue to repurchase shares under these programs during the remainder of fiscal 2006.

Total Net Revenue
The table below and the discussion of net revenue by business segment that follows it are organized in accordance with our five reportable business segments. See Note 5 to the financial statements for descriptions of product, service and other revenue for each segment.

		% Total		% Total
	Q1	Net	Q1	Net	Q1%
(Dollars in millions)	FY06	Revenue	FY05	Revenue	Change

QuickBooks- Related
Product	$133.6		$112.1
Service	41.8		31.0
Other	2.7		2.5

Subtotal	178.1	59%	145.6	58%	22%

Intuit-Branded Small Business
Product	7.6		8.9
Service	50.6		44.6
Other	-		-

Subtotal	58.2	19%	53.5	21%	9%

Consumer Tax
Product	2.8		1.2
Service	5.1		3.6
Other	-		0.2

Subtotal	7.9	2%	5.0	2%	57%

Professional Tax
Product	8.1		7.2
Service	0.8		0.3
Other	-		-

Subtotal	8.9	3%	7.5	3%	20%

Other Businesses
Product	30.4		24.7
Service	6.3		4.7
Other	14.3		11.8

Subtotal	51.0	17%	41.2	16%	24%

Total net revenue	$304.1	100%	$252.8	100%	20%

Total Net Revenue by Business Segment
QuickBooks-Related
QuickBooks-Related total net revenue increased in the first quarter of fiscal 2006 compared with the same quarter of fiscal 2005 primarily due to higher QuickBooks software, QuickBooks Payroll and merchant services revenue. The increase in QuickBooks software revenue was primarily a result of unit growth in our QuickBooks Pro and Premier products as well as in QuickBooks Enterprise Solutions and QuickBooks Online Edition. QuickBooks Payroll revenue was higher in the first quarter of fiscal 2006 compared with the first quarter of fiscal 2005 primarily because of growth in the customer base, price increases and a favorable product mix. The increase in merchant services revenue was primarily due to growth in the customer base and higher transaction volume per customer.
Intuit-Branded Small Business
Intuit-Branded Small Business total net revenue increased in the first quarter of fiscal 2006 compared with the same quarter of fiscal 2005 primarily due to growth in our outsourced payroll business. Higher outsourced payroll revenue was driven by growth in the number of QuickBooks Assisted Payroll and Complete Payroll customers processing payrolls, price increases and increased interest income on funds held for payroll customers, partially offset by attrition in the Premier Payroll Service customer base.
Consumer Tax
Due to the seasonal nature of our Consumer Tax business, the first fiscal quarter typically generates nominal revenue from consumer tax products and services compared with the second and third fiscal quarters. We do not believe that results for the first quarter of fiscal 2006 are indicative of revenue trends for the full year. We will not have substantially complete results for the 2005 tax season until late in fiscal 2006.
We are a member of the Free File Alliance, a consortium of private sector companies that have been providing web-based federal tax preparation and filing services at no charge through voluntary public service initiatives. In October 2005 the federal government and the Free File Alliance signed a new four-year agreement that continues to prohibit the Internal Revenue Service from entering the tax preparation business. In addition, this agreement specifies that the free services will be available to 70% of U.S. taxpayers, which the Internal Revenue Service currently defines as taxpayers with less than approximately $50,000 in adjusted gross income. The agreement also limits any individual participating company to offerings that target no more than 50% of all taxpayers.
Professional Tax
Due to the seasonal nature of our Professional Tax business, the first fiscal quarter typically generates nominal revenue from professional tax products and services compared with the second and third fiscal quarters. We do not believe that results for the first quarter of fiscal 2006 are indicative of revenue trends for the full year. We will not have substantially complete results for the 2005 tax season until late in fiscal 2006.
Other Businesses
Other Businesses total net revenue increased in the first quarter of fiscal 2006 compared with the first quarter of fiscal 2005. Quicken revenue was flat in the fiscal 2006 quarter. Canadian revenue increased in the fiscal 2006 quarter primarily due to higher subscription revenue for payroll services that was driven by improvements in service levels.
Cost of Revenue

		% of		% of
	Q1	Related	Q1	Related
(Dollars in millions)	FY06	Revenue	FY05	Revenue

Cost of product revenue	$32.4	18%	$29.8	19%
Cost of service revenue	53.4	51%	39.8	47%
Cost of other revenue	5.9	34%	5.8	40%
Amortization of purchased intangible assets	2.9	n/a	2.5	n/a

Total cost of revenue	$94.6	31%	$77.9	31%

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
Total cost of revenue for the first quarter of fiscal 2006 included $0.9 million in share-based compensation expense for stock options and purchases under our Employee Stock Purchase Plan. Cost of service revenue as a percentage of service revenue increased in the first quarter of fiscal 2006 compared with the first quarter of fiscal 2005 primarily due to a bank transfer fee of $2.2 million in our merchant services business.
Operating Expenses

					Impact of
					Q1 FY06
					Option/ESPP
					Expense
		% of		% of		% of
		Total		Total		Total
	Q1	Net	Q1	Net		Net
(Dollars in millions)	FY06	Revenue	FY05	Revenue	Amount	Revenue

Selling and marketing	$147.4	49%	$128.5	51%	$6.3	2%
Research and development	97.3	32%	74.4	29%	5.6	2%
General and administrative	63.6	21%	49.6	20%	6.3	2%
Acquisition-related charges	3.8	1%	4.4	2%	-	-

Total operating expenses	$312.1	103%	$256.9	102%	$18.2	6%

Total operating expenses increased in the first quarter of fiscal 2006 compared with the same quarter of fiscal 2005 due in part to the share-based compensation expense for stock options and purchases under our Employee Stock Purchase Plan that we recorded in the fiscal 2006 period in connection with our adoption of SFAS 123(R) on August 1, 2005. Total operating expenses also increased in the first quarter of fiscal 2006 compared with the first quarter of fiscal 2005 due to spending for infrastructure, implementation of new information systems, new product development and customer support. We plan to continue to upgrade our new information systems to improve performance and support our future growth. Expenditures associated with these upgrades could be significant.
Selling and marketing expenses include the cost of providing customer service and technical support to customers who have not purchased support plans. Selling and marketing expenses as a percentage of total net revenue decreased in the first quarter of fiscal 2006 compared with the first quarter of fiscal 2005 because there were fewer marketing programs in progress during the fiscal 2006 period. We continue to invest in research and development and expect that our fiscal 2006 research and development expenses as a percentage of total net revenue will increase compared with fiscal 2005.

Segment Operating Income (Loss)
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. Segment expenses do not include certain costs, such as corporate general and administrative expenses and share-based compensation expenses, that are not allocated to specific segments. These unallocated costs totaled $118.4 million in the first quarter of fiscal 2006 and $95.0 million in the first quarter of fiscal 2005. In addition, segment expenses do not include amortization of purchased intangible assets, acquisition-related charges and impairment of goodwill and purchased intangible assets. Segment expenses also do not include interest and other income and realized net gains or losses on marketable equity securities and other investments. See Note 5 to the financial statements for reconciliations of total segment operating income or loss to income or loss from continuing operations for each fiscal period presented.

	Q1	% of Related	Q1	% of Related	Q1%
(Dollars in millions)	FY06	Revenue	FY05	Revenue	Change

QuickBooks-Related	$50.5	28%	$49.4	34%	2%
Intuit-Branded Small Business	(0.5)	-1%	2.1	4%	NM
Consumer Tax	(24.3)	NM	(20.4)	NM	NM
Professional Tax	(22.0)	NM	(21.1)	NM	NM
Other Businesses	18.7	37%	9.8	24%	91%

Total segment operating income	$22.4	7%	$19.8	8%	13%

NM is not meaningful.
QuickBooks-Related
QuickBooks-Related segment operating income as a percentage of related revenue decreased in the first quarter of fiscal 2006 compared with the same quarter of fiscal 2005. Higher revenue was nearly offset by increased spending for QuickBooks product development, technical support and marketing in the fiscal 2006 period.
Intuit-Branded Small Business
Our Intuit-Branded Small Business segment recorded a small loss in the first quarter of fiscal 2006 after recording a modest profit in the same quarter of the prior year. Fiscal 2006 revenue growth in this segment was more than offset by higher implementation expense in our Intuit Distribution Management Solutions business and higher sales expense in our Intuit Real Estate Solutions business.
Consumer Tax
Due to the seasonal nature of our Consumer Tax business, we normally experience a segment operating loss in our first fiscal quarter as revenue from consumer tax products and services is nominal while operating expenses continue at relatively consistent levels. We do not believe that segment operating results for the first quarter of fiscal 2006 are indicative of trends for the full fiscal year.
Professional Tax
Due to the seasonal nature of our Professional Tax business, we normally experience a segment operating loss in our first fiscal quarter as revenue from professional tax products and services is nominal while operating expenses continue at relatively consistent levels. We do not believe that segment operating results for the first quarter of fiscal 2006 are indicative of trends for the full fiscal year.
Other Businesses
Other Businesses segment operating income as a percentage of related revenue increased in the first quarter of fiscal 2006 compared with the same quarter of fiscal 2005. Quicken revenue was flat while Quicken cost of revenue was down primarily due to the outsourcing of our Quicken.com website. Higher revenue combined with relatively stable spending produced better fiscal 2006 operating margins in Canada.
Non-Operating Income and Expenses
Interest and Other Income

	Three Months Ended
	October 31,	October 31,
(In millions)	2005	2004

Interest income	$5.6	$2.8
Quicken Loans royalties and fees	0.6	0.6
Net foreign exchange gain	-	0.3
Other	0.1	0.2

	$6.3	$3.9

Slightly lower average invested balances were more than offset by higher interest rates, resulting in an increase in interest income in the first quarter of fiscal 2006 compared with the first quarter of fiscal 2005.
Income Taxes
Due to the seasonal nature of our business, we recorded income tax benefits on pre-tax losses in the first quarters of fiscal 2006 and 2005. Our effective tax rate for the first quarter of fiscal 2006 was 37% and differed from the federal statutory rate primarily due to state income taxes, which were partially offset by federal and state research and experimentation credits and tax exempt interest income. Our effective tax rate for the first quarter of fiscal 2005 was 42% and differed from the federal statutory rate due in part to the benefit received from tax attributes identified in the quarter and a change in tax law during the quarter related to the retroactive extension of federal research and experimental credits and to the impact of recognizing these benefits in a quarter in which we had a net loss. We also benefited from federal research and experimental credits, tax exempt interest income and various state tax credits. These benefits were partially offset by state taxes. See Note 8 to the financial statements.
At October 31, 2005 we had net deferred tax assets of $170.8 million, which included a valuation allowance of $5.5 million for certain state capital loss and net operating loss carryforwards. The allowance reflects management’s assessment that we may not receive the benefit of capital loss carryforwards in certain state jurisdictions. While we believe our current valuation allowance is sufficient, it may be necessary to increase this amount if it becomes more likely that we will not realize a greater portion of the net deferred tax assets. We assess the need for an adjustment to the valuation allowance on a quarterly basis.
Discontinued Operations
Intuit Information Technology Solutions
In May 2005 our Board of Directors formally approved a plan to sell our Intuit Information Technology Solutions (ITS) business. In October 2005 we signed a definitive agreement to sell ITS, subject to closing conditions, for approximately $200 million in cash. We expect the sale to be completed in the second quarter of fiscal 2006. In accordance with the provisions of SFAS 144, we determined that ITS became a long-lived asset held for sale and a discontinued operation in the fourth quarter of fiscal 2005. Consequently, we have segregated the operating results of ITS from continuing operations on our statement of operations for all periods presented. Since the carrying value of ITS at October 31, 2005 was less than the estimated fair value less cost to sell, no adjustment to the carrying value of this long-lived asset was necessary during the first quarter of fiscal 2006. See Note 4 to the financial statements.
Intuit Public Sector Solutions
In December 2004 we sold our Intuit Public Sector Solutions (IPSS) business for approximately $11 million and accounted for the sale as a discontinued operation. In accordance with SFAS 144, we have segregated the operating results of IPSS from continuing operations on our statement of operations for all periods prior to the sale. See Note 4 to the financial statements.
Liquidity and Capital Resources
Statement of Cash Flows
At October 31, 2005 our cash, cash equivalents and investments totaled $697.3 million, a decrease of $297.0 million from July 31, 2005. We used cash for our continuing operations during the first quarter of fiscal 2006, primarily for seasonal operating losses and the payment of accrued annual bonuses. We generated cash from investing activities during the first quarter of fiscal 2006, primarily by selling investments. We used cash for financing activities during the first quarter of fiscal 2006, primarily for the repurchase of common stock under our stock repurchase program. See “Stock Repurchase Programs” below and Note 9 to the financial statements. This was partially offset by proceeds that we received from the issuance of common stock under employee stock plans.
Pending Sale of Intuit Information Technology Solutions
In May 2005 our Board of Directors formally approved a plan to sell our Intuit Information Technology Solutions (ITS) business. In October 2005 we signed a definitive agreement to sell ITS, subject to closing conditions, for approximately $200 million in cash. We expect the sale to be completed in the second quarter of fiscal 2006.
Stock Repurchase Programs
Our Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. During the first quarter of fiscal 2006 we repurchased 4.3 million shares of our common stock for $194.8 million under our fifth repurchase program. At October 31, 2005, authorized funds of $96.0 million remained under this repurchase program. In November 2005 we announced a sixth stock repurchase program under which we are authorized to repurchase up to $500.0 million of our common stock from time to time over a three-year period ending on November 14, 2008. We expect to continue to repurchase shares under these stock repurchase programs during the remainder of fiscal 2006.
Loans to Executive Officers and Other Employees
Outstanding loans to executive officers and other employees totaled $9.2 million at October 31, 2005 and July 31, 2005. Loans to executive officers are relocation loans that are secured by real property and have original maturity dates of 10 years. At October 31, 2005, no loans were in default and all interest payments were current in accordance with the terms of the loan agreements. Consistent with the requirements of the Sarbanes-Oxley Act of 2002, no loans to executive officers have been made or modified since July 30, 2002 and we do not intend to make or modify loans to executive officers in the future. See Note 11 to the financial statements.
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

Reserves for Returns and Rebates
Activity in our reserves for product returns and for rebates during the first quarter of fiscal 2006 and comparative balances at October 31, 2004 were as follows:

		Additions
	Balance	Charged		Balance	Balance
	July 31,	Against	Returns/	October 31,	October 31,
(In thousands)	2005	Revenue	Redemptions	2005	2004

Reserve for product returns	$30,454	$4,838	$(10,908)	$24,384	$34,426
Reserve for rebates	$18,482	$9,770	$(13,606)	$14,646	$11,028
Due to the seasonality of our business, we compare our returns and rebate reserve balances at October 31, 2005 to the reserve balances at October 31, 2004. The fiscal 2006 decrease in our reserve for product returns was due primarily to improved inventory management and to higher QuickBooks sales during the quarter. The fiscal 2006 increase in our reserve for rebates was primarily due to the timing of payouts for current year programs.
Off-Balance Sheet Arrangements
At October 31, 2005, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Recent Accounting Pronouncements
SFAS 154, “Accounting Changes and Error Corrections”
On June 1, 2005 the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB 20, “Accounting Changes,” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes made in fiscal years beginning after June 1, 2005. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

RISKS THAT COULD AFFECT FUTURE RESULTS
In evaluating Intuit and our business, you should consider the following factors in addition to the other information in this Quarterly Report on Form 10-Q and in our Report on Form 10-K for the fiscal year ended July 31, 2005. Forward-looking statements in this report are subject to risks and uncertainties that could cause our actual results to differ materially from the results expressed or implied in the forward-looking statements. Any of the following risks could seriously harm our business, financial condition, and results of operations.
We face intense competitive pressures in all of our businesses that may negatively impact our revenue, profitability and market position.
We have formidable competitors, and we expect competition to remain intense during fiscal 2006 and beyond. The number, resources and sophistication of the companies with whom we compete have increased as we continue to expand our product and service offerings. Microsoft Corporation, in particular, presents a significant threat to a number of our businesses due to its market position, strategic focus and superior financial resources. Our competitors may introduce new and improved products and services, bundle new offerings with market-leading products, reduce prices, gain better access to distribution channels, advertise aggressively or beat us to market with new products and services. Any of these competitive actions taken over any prolonged period could diminish our revenue and profitability and could affect our ability to keep existing customers and acquire new customers. Some additional competitive factors that may impact our businesses are discussed below.
QuickBooks-Related. Losing existing or potential QuickBooks customers to competitors causes us to lose potential software revenue and limits our opportunities to sell related products and services such as our financial supplies, QuickBooks Payroll and merchant service offerings. Many competitors and potential competitors provide, or have expressed significant interest in providing, accounting and business management products and services to small businesses. For example, Microsoft has indicated that part of its growth strategy is to focus on small business offerings. In September 2005 Microsoft launched a number of product and service offerings aimed directly at small business customers. These include Microsoft Office Small Business Accounting, which is available as a stand-alone offering or integrated with the Microsoft Office product suite. In partnership with ADP, Microsoft also launched a payroll solution for small businesses. Microsoft is collaborating with merchant acquiring institutions to offer credit and debit card processing for Microsoft Office Small Business Accounting and with Deluxe to offer business checks, forms, envelopes and related printed products. Accordingly, we expect that competition from Microsoft in the small business area will intensify over time with the introduction of these and other offerings that directly compete with our QuickBooks and other offerings. Although we have successfully competed with Microsoft in the past, given its market position and resources, Microsoft’s small business product and service offerings may have a significant negative impact on our revenue and profitability.
Consumer Tax. Our consumer tax business faces significant competition from both the public and private sector. In the public sector we face the risk of federal and state taxing authorities developing or contracting to provide software or other systems to facilitate tax return preparation and electronic filing at no charge to taxpayers.
•	Federal Government. Agencies of the U.S. government have made several attempts during the two most recent presidential administrations to initiate a program to offer taxpayers free online tax preparation and filing services. However, in October 2002 the Internal Revenue Service agreed not to provide its own competing tax software product or service so long as participants in a consortium of private tax preparation software companies, including Intuit, agreed to provide web-based federal tax preparation and filing services at no cost to qualified taxpayers under an arrangement called the Free File Alliance. In October 2005 the federal government and the Free File Alliance signed a new four-year agreement that continues to prohibit the Internal Revenue Service from entering the tax preparation business. In addition, this agreement specifies that the free services will be available to 70% of U.S. taxpayers, which the IRS currently defines as taxpayers with less than approximately $50,000 in adjusted gross income. The agreement also limits any individual participating company to offerings that target no more than 50% of all taxpayers. Although, for the time being, the Free File Alliance has kept the federal government from being a direct competitor to our tax offerings, it has fostered additional web-based competition and has the potential to cause us to lose revenue opportunities for a large percentage of the tax base. Over time, a growing number of competitors have used the Free File Alliance as a free marketing tool by giving away services at the federal level and attempting to make money by selling state filing and other services. Accordingly, for the 2004 tax season we modified our Free File Alliance offering to permit all taxpayers to prepare and file federal returns at no charge. Our free web-based offering was fully functional but it did not allow the download of prior year information into the current year tax return. Although we were successful in the 2004 tax season in selling Free File Alliance users enhanced offerings and state tax preparation services, we may not be successful in this endeavor in the future. In addition, persons who formerly have paid for our products may elect to use our unpaid federal offering instead. The federal government has the right to terminate the agreement with the Free File Alliance upon 24 months written notice. If the federal government were to terminate the agreement and elect to provide its own software and electronic filing services to taxpayers at no charge it could negatively impact our revenue and profits.
•	State Governments. State taxing authorities have also actively pursued various strategies to provide free online tax return preparation and electronic filing services for state taxpayers. To date, 19 states have entered into agreements with the private sector based on the federal Free File Alliance agreement and have agreed not to provide state-sponsored services. However, 22 other states, including California, directly offer their own online tax preparation and filing services to taxpayers. In addition, for the 2004 tax year, California tested a limited pilot program under which a state-operated electronic system automatically prepared and filed approximately 10,000 state income tax returns with no individual transaction charge to those taxpayers. Although recent legislation has placed limits on the scope of this program for the 2005 tax year, it could be expanded in the future. It is also possible that other governmental entities that currently do not offer such services could elect to pursue similar competitive offerings in the future. These publicly sponsored programs could cause us to lose customers to free offerings and enable competitors to gain market share at our expense by using participation in the free alliances as an effective tool to attract customers to ancillary paid offerings. Given the efficiencies that electronic tax filing provides to taxing authorities, we anticipate that governmental competition will present a continued competitive threat to our business for the foreseeable future.
•	Private Sector. In the private sector we face intense competition primarily from H&R Block, the makers of TaxCut software, and increasingly from web-based competitive offerings where we are subject to significant and increasing price pressure. We also compete for customers with low-cost assisted tax preparation businesses, such as H&R Block.
Other Segments (Intuit-Branded Small Business, Professional Tax and Other Businesses). Our professional tax offerings face pricing pressure from competitors seeking to obtain our customers through deep product discounts and loss of customers to competitors offering no-frills offerings at low prices, such as Kleinrock Publishing’s ATX product line. This business also faces competition from competitively-priced tax and accounting solutions that include integration with non-tax functionality. Our principal competitors in the outsourced payroll services business benefit from greater economies of scale due to their substantial size, which may result in pricing pressure for our offerings. In addition, in September 2005 Microsoft launched a payroll solution for small businesses. The growth of electronic banking and other electronic payment systems is decreasing the demand for checks and consequently causing pricing pressure for our supplies products as competitors aggressively compete for share of this shrinking market. Our Quicken products compete both with Microsoft Money, which is aggressively promoted and priced, and with web-based electronic banking and personal finance tracking and management tools that are becoming increasingly available at no cost to consumers. These competitive pressures may result in reduced revenue and lower profitability for our Quicken product line and related bill payment service offering.
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

Our new product and service offerings may not achieve market success or may cannibalize sales of our existing products, causing our revenue and earnings to decrease.
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
The nature of our products necessitates timely product launches and if we experience significant product quality problems or delays, it will harm our revenue, earnings and reputation.
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
If we fail to maintain reliable and responsive service levels for our electronic tax offerings, or if the IRS or other governmental agencies experience difficulties in receiving customer submissions, we could lose customers and our revenue and earnings could decrease.
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
If actual product returns exceed returns reserves, or if actual customer rebate redemptions exceed rebate reserves, our financial results would be harmed.
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
Changes in pricing and rebate practices may not be positively received by retail channel partners or consumers.
We have recently modified pricing and eliminated rebates on certain products that have historically been offered with rebates, and we may elect to expand this practice to other products in the future. These changes to date have generally involved a reduction in list price of less than the face value of the rebate, and elimination of the rebate offer. While we have discussed these changes with our retail channel partners, our partners and consumers may have grown accustomed to rebate-based offers and may view this change as a net price increase. There can be no assurance that these changes will be received positively by our retail channel partners or consumers. If these changes are received negatively by either, our revenues could be adversely impacted.
We may not be able to successfully implement our new TurboTax refund bonus program.
In November 2006 we announced a new offering in connection with our TurboTax product that allows customers to convert all or a portion of their federal tax refunds into gift cards with a greater dollar value than the tax refunds. Because of this program, we expect that Intuit will become a leading distributor of gift cards, which could create several new risks for our business, any of which could harm our financial condition and results of operations. For example, systems used by Intuit or our third-party vendors may be unable to process the volume of refund bonuses or fulfill the gift card issuances under this program. This program may subject us to other risks related to cash management and card security, including the risk of loss or theft of gift cards, and to additional laws and regulations related to the distribution of gift cards. Because this new business model is untested, we may not be able to execute successfully, which could harm our financial condition and results of operations.

We are continuing to enhance our new information systems, which we use to manage our business and finance operations, and problems with the design or implementation of these enhancements could interfere with our business and operations.
In September 2004 we implemented new information systems that manage our business and finance operations. During the course of the conversion we upgraded significant financial systems, order-taking systems, middleware systems (systems that allow for interoperability of different databases) and network security systems. While we were able to complete the processing requirements of our peak business season in fiscal 2005, we experienced some system-related slowdowns. Consequently, we believe that we need to continue to enhance and upgrade the systems to improve performance and support our future growth. In the event that we are unable to expand the capabilities of our systems, our ability to grow our business will be limited. The expenditures associated with the expansion and upgrade of our systems could be significant. Problems with the design or implementation of these system enhancements could adversely impact our ability to do the following in a timely and accurate manner: take customer orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run our business.
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
Our acquisitions have resulted in significant expenses, including amortization of purchased intangible assets (which is reflected in cost of revenue), as well as charges for in-process research and development, impairment of goodwill, amortization and impairment of purchased intangible assets and charges for deferred compensation (which are reflected in operating expenses). Total acquisition-related costs in the categories identified above were $26.8 million in fiscal 2005, $33.6 million in fiscal 2004 and $45.1 million in fiscal 2003. Although under current accounting rules goodwill is no longer amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that could not have been reasonably foreseen in prior periods. For example, at the end of fiscal 2004 we incurred a goodwill impairment charge of $18.7 million related to our Intuit Public Sector Solutions business. As of October 31, 2005, we had goodwill of $509.9 million and unamortized purchased intangible assets of $71.6 million on our balance sheet, both of which could be subject to impairment charges in the future. New acquisitions, and any impairment of the value of purchased assets, could have a significant negative impact on our future operating results.
If we do not respond promptly and effectively to customer service and technical support inquiries we will lose customers and our revenue and earnings will decline.
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
We sell most of our desktop software products through our retail distribution channel and a relatively small number of larger retailers generate a significant portion of our sales volume. Our principal retailers have significant bargaining leverage due to their size and available resources. Any change in principal business terms, termination or major disruption of our relationship with these resellers could result in a potentially significant decline in our revenues and earnings. For example, the sourcing decisions, product display locations and promotional activities that retailers undertake can greatly impact the sales of our products. Due to its seasonal nature, sales of TurboTax are particularly impacted by such decisions and if our principal distribution sources were to elect to carry or promote competitive products our revenues would decline. The fact that we also sell our products directly could cause retailers to reduce their efforts to promote our products or stop selling our products altogether. If any of our retailers run into financial difficulties we may be unable to collect amounts that we are owed. At January 31, 2005, the height of the 2004 consumer tax season, amounts due from our eight largest retailers and distributors represented approximately 45% of total accounts receivable.
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
Our Internet-based product and service offerings, including QuickBooks Online Edition, QuickBooks Assisted Payroll Service, Complete web-based Payroll, Turbo Tax for the Web, consumer and professional electronic tax filing services, Quicken.com and QuickBase, rely on a variety of systems, networks and databases, many of which are maintained by us at our data centers. In order to prevent interruptions to the availability of our Internet-based products and services, we generally follow industry-standard practices for creating a fault-tolerant environment. However, we do not have complete redundancy for all of our systems. We do not maintain real-time back-up of our data, and in the event of significant system disruption, particularly during peak tax filing season, we could experience loss of data or tax return processing capabilities, which could cause us to lose customers and could materially harm our operating results. We maintain back-up processing capabilities that are designed to protect us against site-related disasters for many of our mission-critical applications. Notwithstanding our efforts to protect against “down time” for our Internet-based products and services, we do occasionally experience unplanned outages or technical difficulties. In order to provide our Internet-based products and services, we must protect the security of our systems, networks, databases and software.
Like all companies that deliver products and services via the Internet, we are subject to attack by computer hackers who develop and deploy software that is designed to penetrate the security of our systems and networks. If hackers were able to penetrate our security systems, they could misappropriate or damage our proprietary information or cause disruptions in the delivery of our products and services. We believe that we have taken steps to protect against such attacks. However, there can be no assurance that our security measures will not be penetrated by experienced hackers. In the event that the systems, networks, databases and software required to deliver our Internet-based products and services become unavailable or suffer technical difficulties or a breach in security, we may be required to expend significant resources to alleviate these problems, and our operating results could suffer.

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
A number of our businesses possess personal customer information, including credit card numbers. We use commercially available encryption technology to transmit customer information when orders are placed over the Internet. However, there can be no assurance that a third party will not be able to circumvent these security measures. Possession and use of personal customer information in conducting our business subjects us to regulatory burdens and potential lawsuits. We have incurred – and will continue to incur – significant expenses to comply with mandatory privacy and security standards and protocols and there is a trend toward greater regulation of privacy. For example, regulations like the federal “Do Not Call List,” and actions by Internet service providers to limit communications with their subscribers may impede our ability to communicate with our customers and increase our compliance costs. Because our businesses rely heavily on direct marketing, any limitations on our ability to communicate with our customers could harm our financial results. In the past we have experienced lawsuits and negative publicity relating to privacy issues and we could face similar suits in the future. A major breach of customer privacy or security by Intuit, or even another company, could have serious negative consequences for our businesses, including direct damages that we may be required to pay as a result of a breach by us, reduced customer demand for our services, damage to our reputation and additional regulation by federal or state agencies. Although we have sophisticated network security, internal control measures, and physical security procedures to safeguard customer information, there can be no assurance that a data security breach or theft will not occur resulting in harm to our business and results of operations.
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
If we fail to adequately protect our intellectual property rights, competitors may exploit our innovations, which could weaken our competitive position and reduce our revenue and earnings.
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
If we fail to operate our outsourced payroll business effectively our revenue and earnings will be harmed.
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
Interest income attributable to payroll customer deposits may fluctuate or be eliminated, causing our revenue and earnings to decline.
We currently record revenue from interest earned on customer deposits that we hold pending payment of funds to taxing authorities or to customers’ employees. If interest rates decline, or there are regulatory changes that diminish the amount of time that we are required or permitted to hold such funds, our interest revenue will decline.

We face a number of risks in our merchant card processing business that could result in a reduction in our revenue and earnings.
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
Unanticipated changes in our tax rates could affect our future financial results.
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
Several of our major business operations are subject to interruption by earthquake, fire, power shortages, terrorist attacks and other hostile acts, and other events beyond our control. The majority of our research and development activities, our corporate headquarters, our principal information technology systems, and other critical business operations are located near major seismic faults. We do not carry earthquake insurance for direct quake-related losses. While we maintain disaster recovery facilities for key data centers that support the information systems, networks and databases that are necessary to operate our business, we are still in the process of establishing disaster recovery facilities for some of our data centers. Our operating results and financial condition could be materially adversely affected in the event of a major earthquake or other natural or man-made disaster.

Caution Regarding Forward-Looking Statements
This Report contains forward-looking statements. All statements in this Report, other than statements that are purely historical, are forward-looking statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “forecasts,” “estimates,” “seeks,” and similar expressions also identify forward-looking statements. In this Report, forward-looking statements include, without limitation, the following: our belief that we can grow and generate increased revenue and profit; the assumptions underlying our Critical Accounting Policies, including our estimates regarding product rebate and return reserves and stock volatility and other assumptions used to estimate the fair value of stock options; our expected future amortization of purchased intangible assets; the expected closing of the sale of our ITS business and the conduct of that business prior to closing; our expectation that we will continue to repurchase shares under our stock repurchase programs during the remainder of fiscal 2006; our expectation that competition will remain intense during fiscal 2006 and beyond; our expectations regarding the activities of competitors, particularly that competition from Microsoft in the small business area will intensify and our belief that we will be able to compete effectively; our anticipation that governmental competition will present a continued competitive threat to our business; our expectation that we will further upgrade our new information systems to improve performance and support our future growth; our expectation that we will continue to spend for new product development and promotion; our belief that the investments that we hold are not other-than-temporarily impaired; our belief that we will be able to obtain any necessary licenses or other rights to any disputed intellectual property rights on commercially reasonable terms; our belief that our exposure to currency exchange fluctuation risk is not significant; our belief that our income tax valuation allowance is sufficient; our expectation that we may use cash for future acquisitions of technology and businesses; our belief that our cash, cash equivalents and investments will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months; our expectations regarding research and development efforts and expenses and the introduction of new or upgraded products and related services and features; our expectations regarding the growth opportunities for our business; our assessments and estimates that determine our effective tax rate; our assessments and beliefs regarding the future outcome of pending legal proceedings and the liability, if any, that Intuit may incur as a result of those proceedings; the expected effects of the adoption of new accounting standards; and our expectations regarding the future uses of cash and retained earnings.
We caution investors that forward-looking statements are only predictions based on our current expectations about future events and are not guarantees of future performance. Because these forward-looking statements involve risks and uncertainties that are difficult to predict, there are important factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. These factors include those discussed in this Item 2 under the caption “Risks That Could Affect Future Results.” We encourage you to read that section carefully along with the other information provided in this Report, in our Report on Form 10-K for the fiscal year ended July 31, 2005 and in our other filings with the SEC before deciding to invest in our stock or to maintain or change your investment. These forward-looking statements are based on information as of the filing date of this Report, and we undertake no obligation to revise or update any forward-looking statement for any reason.

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
Interest Rate Risk
Our cash equivalents and our portfolio of investments and funds held for payroll customers are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents, investments and funds held for payroll customers and the value of those investments. Should interest rates increase by 10% or about 30 basis points from the levels of October 31, 2005, the value of our investments and funds held for payroll customers would decline by approximately $0.7 million. Should interest rates increase by 100 basis points from the levels of October 31, 2005, the value of our investments and funds held for payroll customers would decline by approximately $2.4 million.
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
Since we translate foreign currencies (primarily Canadian dollars and British pounds) into U.S dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations on our financial results has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant primarily because our international subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of October 31, 2005 we did not engage in foreign currency hedging activities.

ITEM 4
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Based upon an evaluation of the effectiveness of disclosure controls and procedures, Intuit’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15(e) or 15d-15(e)) were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission (SEC) and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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

PART II
ITEM 1
LEGAL PROCEEDINGS

Muriel Siebert & Co., Inc. v. Intuit Inc., Index No. 03-602942, Supreme Court of the State of New York, County of New York.
On September 17, 2003 Muriel Siebert & Co., Inc. filed a complaint against Intuit alleging various claims for breach of contract, breach of express and implied covenants of good faith and fair dealing, breach of fiduciary duty, misrepresentation and/or fraud, and promissory estoppel. The allegations relate to Quicken Brokerage powered by Siebert, a strategic alliance between the two companies. The complaint seeks compensatory damages of up to $11.1 million, punitive damages of up to $33.0 million, and other damages. Intuit unsuccessfully sought to compel the matter to arbitration. On February 7, 2005 Intuit filed a motion to dismiss all but one of the plaintiff’s claims in New York state court. On September 6, 2005, the court dismissed Siebert’s fraud and punitive damages claims. Intuit believes this lawsuit is without merit and will vigorously defend the litigation.
Other Litigation Matters
Intuit is subject to certain routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business, including assertions that we may be infringing patents or other intellectual property rights of others. We currently believe that the ultimate amount of liability, if any, for any pending claims of any type (either alone or combined) will not materially affect our financial position, results of operations or cash flows. We also believe that we would be able to obtain any necessary licenses or other rights to disputed intellectual property rights on commercially reasonable terms. However, the ultimate outcome of any litigation is uncertain and, regardless of outcome, litigation can have an adverse impact on Intuit because of defense costs, negative publicity, diversion of management resources and other factors. Our failure to obtain necessary license or other rights, or litigation arising out of intellectual property claims, could adversely affect our business.

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
Stock repurchase activity during the three months ended October 31, 2005 was as follows:

			Total Number	Approximate
			of Shares	Dollar Value of
	Total Number	Average	Purchased as	Shares That May
	of Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plans
August 1, 2005 through August 31, 2005	800,000	$44.89	800,000	$254,865,382
September 1, 2005 through September 30, 2005	3,515,000	$45.20	3,515,000	$95,980,616
October 1, 2005 through October 31, 2005	—	$—	—	$95,980,616
Total	4,315,000	$45.14	4,315,000

Notes:

1.	All shares repurchased as part of publicly announced plans during the three months ended October 31, 2005 were purchased under a $500.0 million repurchase program which was announced on May 18, 2005 and expires on May 15, 2008. On November 16, 2005 we announced a sixth stock repurchase program under which we are authorized to repurchase up to $500.0 million of our common stock from time to time over a three-year period ending on November 14, 2008. We expect to continue to repurchase shares under these stock repurchase programs during the remainder of fiscal 2006.

ITEM 6
EXHIBITS

We have filed the following exhibits as part of this report:

Incorporated by Reference
Filed
with
Exhibit		this
No.	Exhibit Description	10-Q	Form	File No.	Date Filed
10.01+	Intuit Executive Relocation Policy	X
10.02+	Employment Agreement dated September 2, 2005 between Intuit Inc. and Kiran M. Patel		8-K		9/8/05
10.03+	Form of Amendment dated September 6, 2005 to Employment Agreement between Intuit and each of Robert B. Henske and Brad Smith		8-K		9/8/05
10.04	Free On-Line Electronic Tax Filing Agreement Amendment, effective as of October 30, 2005 between the Internal Revenue Service and the Free File Alliance, LLC	X
31.01	Certification of Chief Executive Officer	X
31.02	Certification of Chief Financial Officer	X
32.01	Section 1350 Certification (Chief Executive Officer)	X
32.02	Section 1350 Certification (Chief Financial Officer)	X

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)
Date: December 5, 2005	By:	/s/ KIRAN M. PATEL
Kiran M. Patel
Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
No.	Exhibit Description
10.01 +	Intuit Executive Relocation Policy
10.04	Free On-Line Electronic Tax Filing Agreement Amendment, effective as of October 30, 2005 between the Internal Revenue Service and the Free File Alliance, LLC
31.01	Certification of Chief Executive Officer
31.02	Certification of Chief Financial Officer
32.01	Section 1350 Certification (Chief Executive Officer)
32.02	Section 1350 Certification (Chief Financial Officer)

+	Indicates a management contract or compensatory plan or arrangement.