Form 10-Q
period 2006-01-31
INTUIT INC
filed 2006-03-09
CIK 896878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2006
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
Yes ☑                 No ☐
Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑                Accelerated filer ☐                Non-accelerated filer ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐               No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
174,109,359 shares of Common Stock, $0.01 par value, as of February 28, 2006

INTUIT INC.
FORM 10-Q
INDEX

Intuit, the Intuit logo, QuickBooks, TurboTax, Lacerte, ProSeries, Quicken and QuickBase, among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Simple Start, QuickTax, TaxWiz and ProFile, among others, are trademarks and/or service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners.

PART I
ITEM 1
FINANCIAL STATEMENTS

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
(In thousands, except per share amounts; unaudited)	2006	2005	2006	2005
Net revenue:
Product	$557,079	$497,198	$739,533	$651,201
Service	166,917	135,410	271,537	219,567
Other	18,708	15,636	35,705	30,252

Total net revenue	742,704	648,244	1,046,775	901,020

Costs and expenses:
Cost of revenue:
Cost of product revenue	71,739	63,863	104,170	93,707
Cost of service revenue	57,271	47,458	110,667	87,210
Cost of other revenue	6,122	5,111	11,974	10,908
Amortization of purchased intangible assets	2,763	2,626	5,712	5,167
Selling and marketing	196,903	173,458	344,333	302,004
Research and development	100,084	76,946	197,364	151,311
General and administrative	65,297	56,425	128,892	106,066
Acquisition-related charges	3,553	4,169	7,312	8,610

Total costs and expenses	503,732	430,056	910,424	764,983

Operating income from continuing operations	238,972	218,188	136,351	136,037
Interest and other income	5,322	2,982	11,626	6,837
Gains on marketable equity securities and other investments, net	3,027	60	7,294	218

Income from continuing operations before income taxes	247,321	221,230	155,271	143,092
Income tax provision	92,074	76,256	57,635	43,615

Net income from continuing operations	155,247	144,974	97,636	99,477
Net income from discontinued operations	27,726	2,278	39,533	1,639

Net income	$182,973	$147,252	$137,169	$101,116

Basic net income per share from continuing operations	$0.88	$0.78	$0.56	$0.53
Basic net income per share from discontinued operations	0.16	0.01	0.22	0.01

Basic net income per share	$1.04	$0.79	$0.78	$0.54

Shares used in basic per share amounts	175,146	186,331	176,276	187,339

Diluted net income per share from continuing operations	$0.86	$0.76	$0.54	$0.52
Diluted net income per share from discontinued operations	0.15	0.01	0.21	0.01

Diluted net income per share	$1.01	$0.77	$0.75	$0.53

Shares used in diluted per share amounts	181,791	190,100	182,600	191,229

Net income for the three and six months ended January 31, 2006 included share-based compensation expense for stock options and our Employee Stock Purchase Plan that we recorded as a result of our adoption of SFAS 123(R) on August 1, 2005. For continuing operations, this expense totaled $16.4 million and $35.5 million before income taxes and $10.3 million and $22.4 million net of income taxes for those periods. We recorded no share-based compensation expense for stock options or our Employee Stock Purchase Plan for the three and six months ended January 31, 2005 because we did not adopt the optional recognition provisions of SFAS 123. As previously disclosed in the notes to our financial statements for the three and six months ended January 31, 2005, net income including pro forma share-based compensation expense for those periods was $134.3 million and $74.3 million. See Note 1 and Note 10 to the financial statements for additional information.
See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	July 31,
(In thousands; unaudited)	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$122,706	$83,842
Investments	711,170	910,416
Accounts receivable, net	319,493	86,125
Deferred income taxes	50,940	54,854
Prepaid expenses, taxes and other current assets	87,846	99,275
Current assets of discontinued operations	—	21,989

Current assets before funds held for payroll customers	1,292,155	1,256,501
Funds held for payroll customers	424,008	357,838

Total current assets	1,716,163	1,614,339

Property and equipment, net	211,582	208,548
Goodwill, net	529,770	509,499
Purchased intangible assets, net	67,296	69,678
Long-term deferred income taxes	124,948	118,475
Loans to executive officers and other employees	8,865	9,245
Other assets	35,651	30,078
Long-term assets of discontinued operations	—	156,589

Total assets	$2,694,275	$2,716,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$126,042	$65,812
Accrued compensation and related liabilities	124,529	144,823
Deferred revenue	256,698	279,382
Income taxes payable	31,341	30,423
Other current liabilities	161,240	103,131
Current liabilities of discontinued operations	—	21,995

Current liabilities before payroll customer fund deposits	699,850	645,566
Payroll customer fund deposits	424,008	357,838

Total current liabilities	1,123,858	1,003,404

Long-term obligations	16,515	17,308
Long-term obligations of discontinued operations	—	240

Total long-term obligations	16,515	17,548

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	2,029,142	1,977,954
Treasury stock, at cost	(1,848,936)	(1,557,833)
Deferred compensation	—	(16,283)
Accumulated other comprehensive income	1,312	174
Retained earnings	1,372,384	1,291,487

Total stockholders’ equity	1,553,902	1,695,499

Total liabilities and stockholders’ equity	$2,694,275	$2,716,451

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Six Months Ended January 31, 2006 and 2005

						Accumulated
			Additional			Other		Total
	Common Stock		Paid In	Treasury	Deferred	Comprehensive	Retained	Stockholders’
(Dollars in thousands; unaudited)	Shares	Amount	Capital	Stock	Compensation	Income (Loss)	Earnings	Equity
Balance at July 31, 2005	179,270,062	$1,793	$1,976,161	$(1,557,833)	$(16,283)	$174	$1,291,487	$1,695,499
Reclassification of deferred compensation balance upon adoption of SFAS 123(R)			(16,283)		16,283			—
Components of comprehensive income:
Net income							137,169	137,169
Other comprehensive income, net of tax						1,138		1,138

Comprehensive net income								138,307
Issuance of common stock upon exercise of options and other	4,199,173	42		191,326			(54,187)	137,181
Issuance of common stock pursuant to Employee Stock Purchase Plan	271,581	2		12,453			(2,085)	10,370
Stock repurchases under stock repurchase programs	(9,913,913)	(99)		(494,882)				(494,981)
Tax benefit from employee stock option transactions			29,076					29,076
Share-based compensation — restricted stock			2,653					2,653
Share-based compensation — all other (1)			35,797					35,797

Balance at January 31, 2006	173,826,903	$1,738	$2,027,404	$(1,848,936)	$—	$1,312	$1,372,384	$1,553,902

(1)	Includes $35,520 for continuing operations and $277 for Intuit Information Technology Solutions discontinued operations.

						Accumulated
			Additional			Other		Total
	Common Stock		Paid In	Treasury	Deferred	Comprehensive	Retained	Stockholders’
(Dollars in thousands; unaudited)	Shares	Amount	Capital	Stock	Compensation	Income (Loss)	Earnings	Equity
Balance at July 31, 2004	190,090,604	$1,901	$1,947,325	$(1,088,389)	$(19,434)	$(3,375)	$984,391	$1,822,419
Components of comprehensive income:
Net income							101,116	101,116
Other comprehensive income, net of tax						2,673		2,673

Comprehensive net income								103,789
Issuance of common stock upon exercise of options and other	1,737,988	17		85,631			(35,901)	49,747
Issuance of common stock pursuant to Employee Stock Purchase Plan	308,354	4		15,869			(5,250)	10,623
Stock repurchases under stock repurchase programs	(6,547,000)	(66)		(284,144)				(284,210)
Repurchases of vested restricted stock	(32)			(1)				(1)
Tax benefit from employee stock option transactions			9,049					9,049
Stock bonus awards and related stock issuance	87		38		(38)			—
Retirement of treasury stock and other	74		(1)	1				—
Reduction of deferred stock compensation due to stock option cancellations			(18)		18			—
Share-based compensation — restricted stock					3,251			3,251
Share-based compensation — acquisitions					133			133

Balance at January 31, 2005	185,590,075	$1,856	$1,956,393	$(1,271,033)	$(16,070)	$(702)	$1,044,356	$1,714,800

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
(In thousands; unaudited)	2006	2005	2006	2005
Cash flows from operating activities:
Net income	$182,973	$147,252	$137,169	$101,116
Net income from discontinued operations	(27,726)	(2,278)	(39,533)	(1,639)

Net income from continuing operations	155,247	144,974	97,636	99,477
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation	22,616	23,320	45,761	44,730
Acquisition-related charges	3,553	4,169	7,312	8,610
Amortization of purchased intangible assets	2,763	2,626	5,712	5,167
Amortization of other purchased intangible assets	2,259	1,883	4,290	3,766
Share-based compensation — restricted stock	1,328	1,626	2,653	3,251
Share-based compensation — all other	16,421	—	35,520	—
Gain on disposal of property and equipment	(161)	(8)	(127)	(134)
Amortization of premiums and discounts on available-for-sale debt securities	972	2,280	2,066	5,746
Net realized loss on sales of available-for-sale debt securities	98	223	478	1,520
Net gains on marketable equity securities and other investments	(3,027)	(60)	(7,294)	(218)
Deferred income taxes	(4,128)	11,190	(1,608)	270
Tax benefit from employee stock options	14,108	3,896	15,691	9,049
Loss (gain) on foreign exchange transactions	121	(35)	106	(362)

Subtotal	212,170	196,084	208,196	180,872

Changes in operating assets and liabilities:
Accounts receivable	(245,772)	(238,842)	(232,851)	(217,329)
Prepaid expenses, taxes and other current assets	70,864	87,110	32,370	(9,279)
Accounts payable	28,937	18,710	59,602	32,375
Accrued compensation and related liabilities	43,917	36,270	(20,482)	(23,984)
Deferred revenue	(17,825)	34,847	(23,062)	32,810
Income taxes payable	8,343	(31,546)	(8,428)	17,154
Other current liabilities	66,473	111,066	57,002	108,848

Total changes in operating assets and liabilities	(45,063)	17,615	(135,849)	(59,405)

Net cash provided by operating activities of continuing operations	167,107	213,699	72,347	121,467
Net cash provided by operating activities of discontinued operations	3,109	6,537	14,090	11,383

Net cash provided by operating activities	170,216	220,236	86,437	132,850

Cash flows from investing activities:
Purchases of available-for-sale debt securities	(392,673)	(675,876)	(681,792)	(1,343,060)
Liquidation and maturity of available-for-sale debt securities	302,878	532,529	878,722	1,480,532
Proceeds from sale of marketable equity securities	4,235	—	4,235	—
Net change in funds held for payroll customers’ money market funds and other cash equivalents	(78,576)	2,212	(66,170)	(7,845)
Purchases of property and equipment	(22,855)	(13,163)	(47,912)	(37,560)
Proceeds from sale of property	334	—	334	—
Change in other assets	(1,925)	276	(6,379)	(4,610)
Net change in payroll customer funds deposits	78,576	(2,212)	66,170	7,845
Acquisitions of businesses and intangible assets, net of cash acquired	(23,733)	(4,156)	(33,881)	(4,156)

Net cash provided by (used in) investing activities of continuing operations	(133,739)	(160,390)	113,327	91,146

Net proceeds from sales of discontinued operations	171,833	9,197	171,833	9,197

Net cash provided by (used in) investing activities	38,094	(151,193)	285,160	100,343

Cash flows from financing activities:
Change in long-term obligations	(16)	(717)	(650)	(1,341)
Net proceeds from issuance of common stock under stock plans	126,083	29,412	147,551	60,370
Purchase of treasury stock	(300,181)	(113,649)	(494,981)	(284,211)
Excess tax benefit from employee stock options	12,446	—	13,385	—

Net cash used in financing activities	(161,668)	(84,954)	(334,695)	(225,182)

Effect of exchange rates on cash and cash equivalents	1,090	(13)	1,962	864

Net increase (decrease) in cash and cash equivalents	47,732	(15,924)	38,864	8,875
Cash and cash equivalents at beginning of period	74,974	50,791	83,842	25,992

Cash and cash equivalents at end of period	$122,706	$34,867	$122,706	$34,867

See accompanying notes.

INTUIT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Summary of Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements include the financial statements of Intuit and its wholly owned subsidiaries. We have eliminated all significant intercompany balances and transactions in consolidation. We have reclassified certain amounts previously reported in our financial statements to conform to the current presentation, including amounts related to discontinued operations.
As discussed later in this Note 1, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” on August 1, 2005 using the modified prospective transition method. Accordingly, our operating income from continuing operations for the three and six months ended January 31, 2006 includes approximately $16.4 million and $35.5 million in share-based employee compensation expense for stock options and our Employee Stock Purchase Plan. Because we elected to use the modified prospective transition method, results for prior periods have not been restated.
As discussed in Note 5, in December 2005 we sold our Intuit Information Technology Solutions (ITS) business and in December 2004 we sold our Intuit Public Sector Solutions (IPSS) business. Accordingly, we have reclassified our financial statements for all periods prior to the sales to reflect ITS and IPSS as discontinued operations. Unless noted otherwise, discussions in these notes pertain to our continuing operations.
We have included all normal recurring adjustments and the adjustments for discontinued operations that we considered necessary to give a fair presentation of our operating results for the periods presented. These condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements for the fiscal year ended July 31, 2005 included in Intuit’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 26, 2005. Results for the three and six months ended January 31, 2006 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2006 or any other future period.
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
Use of Estimates
We make estimates and assumptions that affect the amounts reported in the financial statements and the disclosures made in the accompanying notes. For example, we use estimates in determining the appropriate levels of reserves for product returns and rebates, the collectibility of accounts receivable, the appropriate levels of various accruals, the amount of our worldwide tax provision and the realizability of deferred tax assets. We also use estimates in determining the remaining economic lives and carrying values of purchased intangible assets (including goodwill), property and equipment and other long-lived assets. In addition, we use assumptions to estimate the fair value of share-based compensation. See Note 10, “Stockholders’ Equity – Share-Based Compensation Plans.” Despite our intention to establish accurate estimates and use reasonable assumptions, actual results may differ from our estimates.
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
In some situations, we receive advance payments from our customers. We also offer multiple element arrangements to our customers. We defer revenue associated with these advance payments and the relative fair value of undelivered elements under multiple element arrangements until we ship the products or perform the services. Deferred revenue consisted of the following at the dates indicated:

	January 31,	July 31,
(In thousands)	2006	2005

Product and product-related services	$229,701	$261,135
Customer support	26,997	18,247

Total deferred revenue	$256,698	$279,382

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
We offer several technical support plans and recognize support revenue over the life of the plans. Service revenue also includes Web services such as TurboTax Online and electronic tax filing services in both our Consumer Tax and Professional Tax segments. Service revenue for electronic payment processing services that we provide to merchants is recorded net of interchange fees charged by credit card associations because we do not control these fees. Finally, service revenue includes revenue from consulting and training services, primarily in our Intuit-Branded Small Business segment. We generally recognize revenue as these services are performed, provided that we have no other remaining obligations to these customers and that the services performed are not essential to the functionality of delivered products and services.

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

The following table presents the composition of shares used in the computation of basic and diluted net loss per share for the periods indicated.

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
(In thousands, except per share amounts)	2006	2005	2006	2005

Numerator:
Net income from continuing operations	$155,247	$144,974	$97,636	$99,477
Net income from discontinued operations	27,726	2,278	39,533	1,639
Net income	$182,973	$147,252	$137,169	$101,116

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	175,146	186,331	176,276	187,339

Shares used in diluted per share amounts:
Weighted average common shares outstanding	175,146	186,331	176,276	187,339
Dilutive common equivalent shares from stock options and restricted stock awards	6,645	3,769	6,324	3,890
Dilutive weighted average common shares outstanding	181,791	190,100	182,600	191,229

Basic and diluted net income per share:
Basic net income per share from continuing operations	$0.88	$0.78	$0.56	$0.53
Basic net income per share from discontinued operations	0.16	0.01	0.22	0.01
Basic net income per share	$1.04	$0.79	$0.78	$0.54

Diluted net income per share from continuing operations	$0.86	$0.76	$0.54	$0.52
Diluted net income per share from discontinued operations	0.15	0.01	0.21	0.01
Diluted net income per share	$1.01	$0.77	$0.75	$0.53

Weighted average stock options excluded from calculation due to anti-dilutive effect:
Stock options with combined exercise prices and unamortized fair values that were greater than the average market price for the common stock in the period	7,587	10,098	9,205	9,976

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
Share-Based Compensation Plans
Our share-based employee compensation plans are described in Note 10. Prior to August 1, 2005, we accounted for these share-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS 123, “Accounting for Stock-Based Compensation.” Accordingly, we recorded no share-based employee compensation expense for options granted under the 2005 Plan or its predecessor plans during the three and six months ended January 31, 2005 as all options granted under those plans had exercise prices equal to the fair market value of our common stock on the date of grant. We also recorded no compensation expense in those periods in connection with our Employee Stock Purchase Plan as the purchase price of the stock was not less than 85% of the lower of the fair market value of our common stock at the beginning of each offering period or at the end of each purchase period. In accordance with SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” we provided pro forma net income or loss and net income or loss per share disclosures for each period prior to the adoption of SFAS 123(R) as if we had applied the fair value-based method in measuring compensation expense for our share-based compensation plans.
Effective August 1, 2005, we adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment,” using the modified prospective transition method. Under that transition method, compensation expense that we recognized for the three and six months ended January 31, 2006 included: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of, August 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted on or after August 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Because we elected to use the modified prospective transition method, results for prior periods have not been restated. In March 2005 the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R). See Note 10 for information on the impact of our adoption of SFAS 123(R) and the assumptions we use to calculate the fair value of share-based employee compensation.

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
We sell a significant portion of our products through third-party retailers and distributors. As a result, we face risks related to the collectibility of our accounts receivable. For example, at January 31, 2006, in the midst of the 2005 consumer tax season, amounts due from our eight largest retailers and distributors represented approximately 47% of total accounts receivable. To appropriately manage this risk, we perform ongoing evaluations of customer credit and limit the amount of credit extended as we deem appropriate but generally do not require collateral. We maintain reserves for estimated credit losses and these losses have historically been within our expectations. However, since we cannot necessarily predict future changes in the financial stability of our customers, we cannot guarantee that our reserves will continue to be adequate. No distributor or individual retailer accounted for 10% or more of total net revenue in the three or six months ended January 31, 2006 or 2005. The accounts of two retailers each represented 12% of total accounts receivable at January 31, 2006. No customer accounted for 10% or more of total accounts receivable at July 31, 2005. Amounts due from Rock Acquisition Corporation, the purchaser of our Quicken Loans mortgage business, under certain licensing and distribution agreements comprised 11% of total accounts receivable at July 31, 2005.
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
SFAS 155, “Accounting for Certain Hybrid Instruments”
On February 16, 2006 the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

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

	January 31, 2006		July 31, 2005
(In thousands)	Cost	Fair Value	Cost	Fair Value
Type of issue:
Cash and cash equivalents in funds held for payroll customers	$330,245	$330,245	$263,860	$263,860
Available-for-sale debt securities:
Corporate notes	—	—	7,000	7,000
Municipal bonds	795,644	795,030	981,341	980,500
U.S. government securities	10,000	9,903	16,991	16,894

Total available-for-sale debt securities	805,644	804,933	1,005,332	1,004,394

Total investments and funds held for payroll customers	$1,135,889	$1,135,178	$1,269,192	$1,268,254

Classification of investments on balance sheets:
Investments	$711,881	$711,170	$911,354	$910,416
Funds held for payroll customers	424,008	424,008	357,838	357,838

Total investments and funds held for payroll customers	$1,135,889	$1,135,178	$1,269,192	$1,268,254

We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income (loss) in the equity section of our balance sheet. Gross unrealized gains and losses on our available-for-sale debt securities were as follows at the dates indicated:

	January 31,	July 31,
(In thousands)	2006	2005

Gross unrealized gains	$22	$31
Gross unrealized losses	(733)	(969)

Net unrealized losses	$(711)	$(938)

The following table summarizes the fair value and gross unrealized losses related to 78 available-for-sale debt securities, aggregated by type of investment and length of time that individual securities have been in a continuous unrealized loss position, at January 31, 2006:

	In a Loss Position for		In a Loss Position for
	Less Than 12 Months		12 Months or More		Total in a Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

Corporate notes	$—	$—	$—	$—	$—	$—
Municipal bonds	158,765	(525)	35,518	(111)	194,283	(636)
U.S. government securities	9,903	(97)	—	—	9,903	(97)

	$168,668	$(622)	$35,518	$(111)	$204,186	$(733)

We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments that we held at January 31, 2006 were not other-than-temporarily impaired. While certain available-for-sale debt securities have fair values that are below cost, we believe that it is probable that principal and interest will be collected in accordance with contractual terms, and that the decline in market value is due to changes in interest rates and not due to increased credit risk.
We include realized gains and losses on our available-for-sale debt securities in interest and other income on our statement of operations. Gross realized gains and losses on our available-for-sale debt securities were as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
(In thousands)	2006	2005	2006	2005

Gross realized gains	$—	$5	$10	$165
Gross realized losses	(98)	(228)	(488)	(1,685)

Net realized losses	$(98)	$(223)	$(478)	$(1,520)

The following table summarizes our available-for-sale debt securities held in investments and funds held for payroll customers, classified by the stated maturity date of the security.

	January 31, 2006
(In thousands)	Cost	Fair Value

Due within one year	$135,112	$134,888
Due within two years	56,751	56,416
Due within three years	3,170	3,159
Due after three years	610,611	610,470
Total available-for-sale debt securities	$805,644	$804,933

Approximately 90% of our available-for-sale debt securities at January 31, 2006 had an interest reset date, put date or mandatory call date within one year.
3. Goodwill and Purchased Intangible Assets
In November 2005 we acquired all of the outstanding shares of My Corporation Business Services, Inc. for $20.9 million in cash. We deposited $3.0 million of the purchase price in a third-party escrow account, to be held for up to eighteen months from the date of purchase to satisfy potential indemnification claims that may affect the purchase price. Doing business as MyCorporation.com, the company offers online incorporation and related corporate services to small and medium-sized businesses. We acquired MyCorporation.com as part of our Right for Me initiative to offer a wider range of business solutions for small businesses. MyCorporation.com became part of our Consumer Tax segment. Tangible net assets acquired were nominal. We allocated $1.4 million of the purchase price to identified intangible assets and recorded the excess purchase price of $19.5 million as goodwill. The identified intangible assets are being amortized over terms ranging from two to four years. MyCorporation.com’s results of operations for periods prior to the date of acquisition were not material when compared with our consolidated results.
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
The components of accumulated other comprehensive income (loss), net of income taxes, were as follows for the periods indicated:

	Unrealized Gain (Loss) on		Foreign
		Marketable	Currency
(In thousands)	Investments	Securities	Translation	Total

Balance July 31, 2005	$(582)	$1,451	$(695)	$174
Unrealized loss, net of income tax benefits of $95 and $73	(155)	(118)	—	(273)
Reclassification adjustment for realized loss (gain) included in net income, net of income tax provision of $182 and benefit of $965	296	(1,575)	—	(1,279)
Translation adjustment			2,690	2,690

Other comprehensive income (loss)	141	(1,693)	2,690	1,138

Balance January 31, 2006	$(441)	$(242)	$1,995	$1,312

Balance July 31, 2004	$(1,502)	$375	$(2,248)	$(3,375)
Unrealized (loss) gain, net of income tax benefit of $212 and provision of $859	(478)	1,433	—	955
Reclassification adjustment for realized loss included in net income, net of income tax provision of $578	942	—	—	942
Translation adjustment	—	—	776	776

Other comprehensive income	464	1,433	776	2,673

Balance January 31, 2005	$(1,038)	$1,808	$(1,472)	$(702)

Comprehensive net income was as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
(In thousands)	2006	2005	2006	2005

Net income	$182,973	$147,252	$137,169	$101,116
Other comprehensive income	21	581	1,138	2,673
Comprehensive net income, net of income taxes	$182,994	$147,833	$138,307	$103,789

Income tax provision (benefit) netted against other comprehensive income	$(953)	$608	$(951)	$1,225

5. Discontinued Operations
Intuit Information Technology Solutions
In May 2005 our Board of Directors formally approved a plan to sell our Intuit Information Technology Solutions (ITS) business, which was part of our Intuit-Branded Small Business segment. In December 2005 we sold ITS for approximately $200 million in cash. The buyer deposited approximately $20 million of the total purchase price in a third-party escrow account to be held through December 2006 to cover breaches of representations and warranties set forth in the purchase agreement, should they arise. The full escrow amount is in other current assets on our balance sheet at January 31, 2006. The decision to sell ITS was a result of our desire to focus resources on our core products and services. In accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we determined that ITS became a long-lived asset held for sale in the fourth quarter of fiscal 2005. In accordance with SFAS 144, we discontinued the amortization of ITS intangible assets and the depreciation of ITS property and equipment in the fourth quarter of fiscal 2005.
Also in accordance with the provisions of SFAS 144, we determined that ITS became a discontinued operation in the fourth quarter of fiscal 2005. Consequently, we have segregated the net assets, operating results and cash flows of ITS from continuing operations on our balance sheet at July 31, 2005 and from our statements of operations and statements of cash flows for all periods prior to the sale. We recorded a $34.3 million net gain on disposal of ITS for the six months ended January 31, 2006.
Intuit Public Sector Solutions
In December 2004 we sold our Intuit Public Sector Solutions (IPSS) business for approximately $11 million in cash. IPSS was part of our Intuit-Branded Small Business segment. The decision to sell IPSS was a result of our desire to focus resources on our core products and services. In accordance with SFAS 144, we accounted for the sale as discontinued operations. We have therefore segregated the operating results and cash flows of IPSS from continuing operations on our statements of operations and statements of cash flows for all periods prior to the sale. We recorded a $4.8 million net loss on disposal of IPSS for the six months ended January 31, 2005 that included a $4.3 million income tax provision for the estimated tax payable in connection with the expected tax gain on the sale of IPSS.

Components of Net Income (Loss) from Discontinued Operations
     The components of net income (loss) from discontinued operations on our statements of operations as well as net revenue from discontinued operations and income or loss from discontinued operations before income taxes were as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
(In thousands)	2006	2005	2006	2005

Net income (loss) from discontinued operations
Net loss from Intuit Public Sector Solutions operations	$—	$(188)	$—	$(486)
Net loss on disposal of Intuit Public Sector Solutions discontinued operations	—	(1,403)	—	(4,771)
Net income from Intuit Information Technology Solutions operations	1,918	3,869	5,209	6,896
Net gain on disposal of Intuit Information Technology Solutions discontinued operations	25,808	—	34,324	—

Total net income from discontinued operations	$27,726	$2,278	$39,533	$1,639

Net revenue from discontinued operations
Intuit Public Sector Solutions	$—	$1,046	$—	$3,827
Intuit Information Technology Solutions	5,807	14,395	20,167	27,609
Total net revenue from discontinued operations	$5,807	$15,441	$20,167	$31,436

Income (loss) from discontinued operations before income taxes
Intuit Public Sector Solutions	$—	$(304)	$—	$(786)
Intuit Information Technology Solutions	3,293	6,240	9,100	11,122

Total income from discontinued operations before income taxes	$3,293	$5,936	$9,100	$10,336

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

Consumer Tax product revenue is derived primarily from TurboTax federal and state consumer desktop tax return preparation software. Consumer Tax service revenue is derived primarily from TurboTax Online tax return preparation, consumer electronic filing and refund transfer services.
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
Our QuickBooks-Related, Consumer Tax and Professional Tax segments operate primarily in the United States. All of our segments sell primarily to customers located in the United States. International total net revenue was 5% or less of consolidated total net revenue for all periods presented.
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

The following tables show our financial results by reportable segment for the three and six months ended January 31, 2006 and 2005.

		Intuit-
		Branded
	QuickBooks	Small	Consumer	Professional	Other
(In thousands)	Related	Business	Tax	Tax	Businesses	Corporate	Consolidated

Three months ended January 31, 2006
Product revenue	$209,677	$8,746	$139,023	$146,983	$52,650	$—	$557,079
Service revenue	45,785	60,765	51,155	3,540	5,672	—	166,917
Other revenue	3,503	52	148	—	15,005	—	18,708

Total net revenue	258,965	69,563	190,326	150,523	73,327	—	742,704

Segment operating income	106,858	10,631	107,079	105,078	32,376	—	362,022
Common expenses	—	—	—	—	—	(116,734)	(116,734)

Subtotal	106,858	10,631	107,079	105,078	32,376	(116,734)	245,288
Amortization of purchased intangible assets	—	—	—	—	—	(2,763)	(2,763)
Acquisition-related charges	—	—	—	—	—	(3,553)	(3,553)
Interest and other income	—	—	—	—	—	5,322	5,322
Realized net gain on marketable equity securities	—	—	—	—	—	3,027	3,027

Income (loss) from continuing operations before income taxes	$106,858	$10,631	$107,079	$105,078	$32,376	$(114,701)	$247,321

		Intuit-
		Branded
	QuickBooks	Small	Consumer	Professional	Other
(In thousands)	Related	Business	Tax	Tax	Businesses	Corporate	Consolidated

Three months ended January 31, 2005
Product revenue	$183,081	$9,578	$102,220	$146,361	$55,958	$—	$497,198
Service revenue	36,566	51,065	38,849	4,258	4,672	—	135,410
Other revenue	2,663	25	41	6	12,901	—	15,636

Total net revenue	222,310	60,668	141,110	150,625	73,531	—	648,244

Segment operating income	108,377	5,647	64,965	105,686	36,365	—	321,040
Common expenses	—	—	—	—	—	(96,057)	(96,057)

Subtotal	108,377	5,647	64,965	105,686	36,365	(96,057)	224,983
Amortization of purchased intangible assets	—	—	—	—	—	(2,626)	(2,626)
Acquisition-related charges	—	—	—	—	—	(4,169)	(4,169)
Interest and other income	—	—	—	—	—	2,982	2,982
Realized net gain on marketable equity securities	—	—	—	—	—	60	60

Income (loss) from continuing operations before income taxes	$108,377	$5,647	$64,965	$105,686	$36,365	$(99,810)	$221,230

		Intuit-
		Branded
	QuickBooks	Small	Consumer	Professional	Other
(In thousands)	Related	Business	Tax	Tax	Businesses	Corporate	Consolidated

Six months ended January 31, 2006
Product revenue	$343,222	$16,321	$141,813	$155,094	$83,083	$—	$739,533
Service revenue	87,645	111,397	56,230	4,325	11,940	—	271,537
Other revenue	6,176	76	170	1	29,282	—	35,705

Total net revenue	437,043	127,794	198,213	159,420	124,305	—	1,046,775

Segment operating income	157,405	10,077	82,809	83,118	51,054	—	384,463
Common expenses	—	—	—	—	—	(235,088)	(235,088)

Subtotal	157,405	10,077	82,809	83,118	51,054	(235,088)	149,375
Amortization of purchased intangible assets	—	—	—	—	—	(5,712)	(5,712)
Acquisition-related charges	—	—	—	—	—	(7,312)	(7,312)
Interest and other income	—	—	—	—	—	11,626	11,626
Realized net gain on marketable equity securities	—	—	—	—	—	7,294	7,294

Income (loss) from continuing operations before income taxes	$157,405	$10,077	$82,809	$83,118	$51,054	$(229,192)	$155,271

		Intuit-
		Branded
	QuickBooks	Small	Consumer	Professional	Other
(In thousands)	Related	Business	Tax	Tax	Businesses	Corporate	Consolidated

Six months ended January 31, 2005
Product revenue	$295,151	$18,463	$103,405	$153,507	$80,675	$—	$651,201
Service revenue	67,598	95,603	42,489	4,539	9,338	—	219,567
Other revenue	5,202	63	238	16	24,733	—	30,252

Total net revenue	367,951	114,129	146,132	158,062	114,746	—	901,020

Segment operating income	157,768	7,728	44,585	84,600	46,157	—	340,838
Common expenses		—	—	—	—	(191,024)	(191,024)

Subtotal	157,768	7,728	44,585	84,600	46,157	(191,024)	149,814
Amortization of purchased intangible assets	—	—	—	—	—	(5,167)	(5,167)
Acquisition-related charges	—	—	—	—	—	(8,610)	(8,610)
Interest and other income	—	—	—	—	—	6,837	6,837
Realized net gain on marketable equity securities	—	—	—	—	—	218	218

Income (loss) from continuing operations before income taxes	$157,768	$7,728	$44,585	$84,600	$46,157	$(197,746)	$143,092

7. Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

	January 31,	July 31,
(In thousands)	2006	2005

Reserve for product returns	$62,831	$30,454
Reserve for rebates	25,860	18,482
Executive deferred compensation plan	27,588	19,857
Other	44,961	34,338

Total other current liabilities	$161,240	$103,131

8. Long-Term Obligations
Long-term obligations were as follows at the dates indicated:

	January 31,	July 31,
(In thousands)	2006	2005

Capital lease obligations: monthly installments through 2008; interest rates of 2.66% to 4.50%	$2,338	$3,718
Deferred rent	17,113	17,311
Other	3,148	2,233

Total long-term obligations	22,599	23,262
Less current portion (included in other current liabilities)	(6,084)	(5,954)

Long-term obligations due after one year	$16,515	$17,308

9. Income Taxes
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and other taxable items. The following table reconciles our effective income tax rate to the statutory federal income tax rate for the periods indicated.

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
	2006	2005	2006	2005

Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
State income tax, net of federal benefit	3.5%	2.1%	3.5%	2.0%
Federal research and experimental credits	(0.6%)	(1.5%)	(0.6%)	(1.6%)
Tax exempt interest	(1.8%)	(0.9%)	(1.8%)	(1.0%)
Manufacturer tax deduction	(0.6%)	—	(0.6%)	—
State credits related to prior periods	—	—	—	(2.0%)
Other, net	1.7%	(0.2%)	1.6%	(1.9%)

Effective income tax rate	37.2%	34.5%	37.1%	30.5%

Beginning in fiscal 2006 we qualify for the annual domestic manufacturer tax deduction under the American Jobs Creation Act of 2004. The federal research and experimental credit will not apply to expenses incurred after December 31, 2005. Although the credit may be extended, in accordance with SFAS 109 when estimating our effective tax rate for fiscal 2006 we have not assumed tax benefits for any federal research and experimental credit after this expiration date.

10. Stockholders’ Equity
Stock Repurchase Programs
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. During the three months ended January 31, 2006 and 2005 we repurchased 5.6 million and 2.6 million shares of our common stock for $300.2 million and $113.6 million under these programs. During the six months ended January 31, 2006 and 2005 we repurchased 9.9 million and 6.5 million shares of our common stock for $495.0 million and $284.2 million under these programs. At January 31, 2006, authorized funds of $295.8 million remained under our sixth repurchase program, under which we are authorized to repurchase up to $500.0 million of our common stock from time to time over a three-year period ending on November 14, 2008.
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
Share-Based Compensation Plans
Description of Share-Based Compensation Plans
Under our 2005 Equity Incentive Plan, we are permitted to grant incentive and non-qualified stock options, restricted stock awards, restricted stock units and stock bonus awards to our and our subsidiaries’ employees, non-employee directors and consultants. There were a total of 6,500,000 shares authorized under the 2005 Plan at October 31, 2005. On December 16, 2005 our stockholders authorized an additional 6,500,000 shares for a total of 13,000,000 shares under the 2005 Plan. On that date our stockholders also amended the existing 2,000,000-share cap on equity awards that could be granted at below fair market value on the date of grant (for example restricted stock or restricted stock units) to allow that up to 50% of equity awards granted each year can be at less than full fair market value. All options granted under the 2005 Plan through January 31, 2006 have exercise prices equal to the fair market value of our stock on the date of grant. Options granted under the 2005 Plan typically vest over three years based on continued service and have a seven-year term. Outstanding awards that were originally granted under several predecessor plans also remain in effect in accordance with their terms. In addition, we maintain an Employee Stock Purchase Plan. The 2005 Plan, its predecessor plans and our Employee Stock Purchase Plan are described more fully in our fiscal 2005 Annual Report on Form 10-K.

Impact of the Adoption of SFAS 123(R)
See Note 1 for a description of our adoption of SFAS 123(R), “Share-Based Payment,” on August 1, 2005. The following table summarizes the share-based compensation expense for stock options and our Employee Stock Purchase Plan that we recorded for continuing operations in accordance with SFAS 123(R) for the three and six months ended January 31, 2006. The impact of our adoption of SFAS 123(R) on discontinued operations was nominal for those periods.

	Three	Six
	Months	Months
	Ended	Ended
	January 31,	January 31,
(In thousands)	2006	2006

Cost of product revenue	$245	$533
Cost of service revenue	496	1,133
Selling and marketing	5,250	11,557
Research and development	4,684	10,294
General and administrative	5,746	12,003

Reduction of operating income from continuing operations and income from continuing operations before income taxes	16,421	35,520
Income tax benefit	(6,109)	(13,170)

Reduction of net income from continuing operations	$10,312	$22,350

Reduction of net income per share from continuing operations:
Basic	$0.06	$0.13

Diluted	$0.06	$0.12

Prior to the adoption of SFAS 123(R), we presented deferred compensation as a separate component of stockholders’ equity. In accordance with the provisions of SFAS 123(R), on August 1, 2005 we reclassified the balance in deferred compensation to additional paid-in capital on our balance sheet.
Prior to the adoption of SFAS 123(R), we presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows on our statement of cash flows. SFAS 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. Accordingly, we classified the $12.4 million and $13.4 million in excess tax benefits as financing cash inflows rather than as operating cash inflows on our statements of cash flows for the three and six months ended January 31, 2006.
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
Expected Term. The expected term of options granted represents the period of time that they are expected to be outstanding. We estimate the expected term of options granted based on historical exercise patterns, which we believe are representative of future behavior. We have examined our historical pattern of option exercises in an effort to determine if there were any discernable patterns of activity based on certain demographic characteristics. Demographic characteristics tested included age, salary level, job level and geographic location. We have determined that there were no meaningful differences in option exercise activity based on the demographic characteristics tested.

Expected Volatility. We estimate the volatility of our common stock at the date of grant based on the implied volatility of one-year and two-year publicly traded options on our common stock, consistent with SFAS 123(R) and SAB 107. Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility.
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
Forfeitures. SFAS 123(R) requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For purposes of calculating pro forma information under SFAS 123 for periods prior to fiscal 2006, we accounted for forfeitures as they occurred.
We used the following assumptions to estimate the fair value of options granted and shares purchased under our Employee Stock Purchase Plan for the three and six months ended January 31, 2006 and 2005:

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
	2006	2005	2006	2005
Stock options:
Average expected term (years)	2.35	3.03	2.41	3.03
Expected volatility (range)	22% - 25%	41%	22% - 25%	41% - 42%
Weighted average expected volatility	23%	41%	23%	42%
Risk-free interest rate (range)	4.22% - 4.57%	2.63% - 3.37%	3.70% - 4.57%	2.09% - 3.37%
Expected dividend yield	0%	0%	0%	0%

Employee Stock Purchase Plan:
Average expected term (years)	0.25	1.00	0.28	1.00
Expected volatility (range)	24%	28%	22% - 24%	28% - 29%
Weighted average expected volatility	24%	28%	23%	29%
Risk-free interest rate (range)	4.06%	2.30%	3.14% - 4.06%	1.79% - 2.30%
Expected dividend yield	0%	0%	0%	0%

Stock Option Activity and Share-Based Compensation Expense
A summary of stock option activity under all share-based compensation plans during the six months ended January 31, 2006 is as follows:

		Weighted
		Average
		Exercise
Options	Shares	Price

Outstanding at July 31, 2005	32,308,280	$39.18
Granted	1,513,850	46.78
Exercised	(4,199,173)	32.67
Cancelled / forfeited / expired	(741,579)	45.60

Outstanding at January 31, 2006	28,881,378	40.36

The weighted average fair value of options granted during the six months ended January 31, 2006 was $8.75.
Options outstanding and exercisable at January 31, 2006 were as follows:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted	Weighted
		Average	Average	Aggregate		Average	Average	Aggregate
		Remaining	Exercise	Intrinsic		Remaining	Exercise	Intrinsic
	Number	Contractual	Price per	Value (in	Number	Contractual	Price per	Value (in
Exercise Price	Outstanding	Life (in Years)	Share	(thousands)	Exercisable	Life (in Years)	Share	(thousands)
$0.18-$26.31	3,219,606	2.14	$13.90	$123,722	3,219,606	2.14	$13.90	$123,722
26.75 - 35.00	3,517,105	4.39	31.41	73,596	3,513,571	4.39	31.41	73,516
35.31 - 39.45	5,666,828	5.45	37.39	84,639	3,789,265	5.42	37.35	56,771
39.50 - 43.98	5,172,784	5.03	42.52	50,766	3,466,156	4.61	42.34	34,633
44.03 - 49.92	7,788,959	5.72	47.20	39,942	2,695,804	4.40	46.48	15,781
50.00 - 55.40	1,366,511	5.11	52.81	640	996,644	4.58	52.90	537
58.75 - 64.81	848,455	4.37	60.04	—	848,455	4.37	60.04	—
67.50 - 72.31	1,301,130	4.26	67.62	—	1,301,130	4.26	67.62	—

$0.18-$72.31	28,881,378	4.85	$40.36	$373,305	19,830,631	4.26	$38.34	$304,960

We define in-the-money options at January 31, 2006 as options that had exercise prices that were lower than the $52.33 market price of our common stock at that date. The aggregate intrinsic value of options outstanding at January 31, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 25.8 million shares that were in-the-money at that date. There were 17.0 million in-the-money options exercisable at January 31, 2006. The total intrinsic value of options exercised during the six months ended January 31, 2006 was $79.9 million, determined as of the date of exercise.
At January 31, 2006, we had 303,282 non-vested restricted stock awards that had a weighted average grant date fair value of $45.35. At July 31, 2005, we had 359,920 non-vested restricted stock awards that had a weighted average grant date fair value of $45.20.
We recorded $16.4 million and $35.5 million in share-based compensation expense for stock options and our Employee Stock Purchase Plan and $1.3 million and $2.7 million in share-based compensation expense for restricted stock awards in continuing operations for the three and six months ended January 31, 2006. The total tax benefits related to this share-based compensation were $6.3 million and $13.9 million for the same periods. As of January 31, 2006, there was $78.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 2.1 years.
We received $120.9 million and $137.2 million in cash from option exercises under all share-based payment arrangements for the three and six months ended January 31, 2006. The actual tax benefits that we realized related to tax deductions for non-qualified option exercises and disqualifying dispositions under all share-based payment arrangements and totaled $26.6 million and $29.1 million for those periods.
Due primarily to our ongoing program of repurchasing our common stock on the open market, at January 31, 2006 we had 40.5 million treasury shares. We satisfy option exercises from this pool of treasury shares.
Comparable Disclosures
As discussed in Note 1, we accounted for share-based employee compensation under SFAS 123(R)’s fair value method during the three and six months ended January 31, 2006. Prior to August 1, 2005 we accounted for share-based employee compensation under the provisions of APB 25. Accordingly, we recorded no share-based compensation expense for stock options or our Employee Stock Purchase Plan for the three and six months ended January 31, 2005. The following table illustrates the effect on our net income and net income per share for the three and six months ended January 31, 2005 if we had applied the fair value recognition provisions of SFAS 123 to share-based compensation using the Black-Scholes valuation model.

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
(In thousands, except per share amounts)	2006	2005	2006	2005

Net income
Net income, as reported in prior year (1)		$147,252		$101,116
Add: Share-based employee compensation expense included in reported net income, net of income taxes		33		81
Deduct: Total share-based employee compensation expense determined under fair value method for all awards, net of income taxes (2)		(12,964)		(26,918)

Net income, including share-based employee compensation (3)	$182,973	$134,321	$137,169	$74,279

Net income per share
Basic - as reported in prior year (1)		$0.79		$0.54

Basic - including share-based employee compensation (3)	$1.04	$0.72	$0.78	$0.40

Diluted - as reported in prior year (1)		$0.77		$0.53

Diluted - including share-based employee compensation (3)	$1.01	$0.71	$0.75	$0.39

(1)	Net income and net income per share as reported for periods prior to fiscal 2006 did not include share-based compensation expense for stock options and our Employee Stock Purchase Plan because we did not adopt the recognition provisions of SFAS 123.

(2)	Share-based compensation expense for periods prior to fiscal 2006 is calculated based on the pro forma application of SFAS 123.

(3)	Net income and net income per share including share-based employee compensation for periods prior to fiscal 2006 are based on the pro forma application of SFAS 123.

Distribution and Dilutive Effect of Options
The following table shows certain information about option grants to Named Executives and all option grants for the periods indicated. Named Executives are defined as our chief executive officer and each of the four other most highly compensated executive officers during the fiscal periods presented.

	Six
	Months
	Ended	Twelve Months Ended
	January 31,	July 31,	July 31,
	2006	2005	2004
Net option grants during the period as a percentage of outstanding shares	0.7%	2.8%	2.9%
Grants to Named Executives during the period as a percentage of total options granted	0.0%	6.2%	7.1%
Grants to Named Executives during the period as a percentage of outstanding shares	0.0%	0.2%	0.3%
Options held by Named Executives as a percentage of total options outstanding	14.3%	13.0%	12.7%
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
11. Litigation
Muriel Siebert & Co., Inc. v. Intuit Inc., Index No. 03-602942, Supreme Court of the State of New York, County of New York.
On September 17, 2003 Muriel Siebert & Co., Inc. filed a complaint against Intuit alleging various claims for breach of contract, breach of express and implied covenants of good faith and fair dealing, breach of fiduciary duty, misrepresentation and/or fraud, and promissory estoppel. The allegations relate to Quicken Brokerage powered by Siebert, a strategic alliance between the two companies. The complaint seeks compensatory damages of up to $11.1 million, punitive damages of up to $33.0 million, and other damages. Intuit unsuccessfully sought to compel the matter to arbitration. On February 7, 2005 Intuit filed a motion to dismiss all but one of the plaintiff’s claims in New York state court. On September 6, 2005 the court dismissed Siebert’s fraud and punitive damages claims. The case is now stayed pending appellate review by the Appellate Division of the New York Supreme Court of certain procedural issues in the case. Intuit believes this lawsuit is without merit and will vigorously defend the litigation.
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

12. Related Party Transactions
Loans to Executive Officers and Other Employees
Prior to July 30, 2002, loans to executive officers were generally made in connection with their relocation and purchase of a residence near their new place of work. Consistent with the requirements of the Sarbanes-Oxley legislation enacted on July 30, 2002, we have not made or modified any loans to executive officers since that date and we do not intend to make or modify any loans to executive officers in the future. At January 31, 2006, no loans were in default and all interest payments were current in accordance with the terms of the loan agreements.
At January 31, 2006 and July 31, 2005, loans to executive officers in the principal amount of $5.7 million and $6.0 million were outstanding and loans to other employees in the principal amount of $3.2 million were outstanding. These amounts were classified as long-term assets on our balance sheets in accordance with the terms of the loan agreements.

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
You should read this MD&A in conjunction with the financial statements and related notes in Item 1 and our Annual Report on Form 10-K for the fiscal year ended July 31, 2005. As discussed below, we sold our Intuit Information Technology Solutions (ITS) business in December 2005 and our Intuit Public Sector Solutions (IPSS) business in December 2004. We accounted for these businesses as discontinued operations and have accordingly reclassified our financial statements for all periods prior to the sales to reflect them as discontinued operations. Unless noted otherwise, the following discussion pertains only to our continuing operations.
Executive Overview
The following overview discusses at a high level our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important in order to understand our financial results for the first six months of fiscal 2006 as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended July 31, 2005.
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
Overview of Financial Results
Total net revenue for the first six months of fiscal 2006 was $1.0 billion, up 16% compared with the first six months of fiscal 2005. The fiscal 2006 revenue increase was primarily due to growth in our QuickBooks-Related and Consumer Tax segments. Revenue growth for the first six months of fiscal 2006 was positively affected by changes in our TurboTax offering and pricing strategies, including the elimination of rebates, which shifted approximately

$35 million in Consumer Tax revenue into the second quarter of fiscal 2006. Had our Consumer Tax offerings remained the same as they were in fiscal 2005, we would have recognized that revenue in the third quarter of fiscal 2006. Excluding the $35 million revenue shift, total company net revenue for the second quarter and first six months of fiscal 2006 would have grown 9% and 12% compared with the same periods of fiscal 2005. We expect the revenue shift to cause revenue growth to be slower in the third quarter of fiscal 2006 than in the second quarter of fiscal 2006.
We recorded operating income from continuing operations of $136.4 million in the first six months of fiscal 2006 compared with $136.0 million in the first six months of fiscal 2005. Operating income from continuing operations for the first six months of fiscal 2006 included $35.5 million in pre-tax share-based compensation expense for stock options and our Employee Stock Purchase Plan that we recorded as a result of our adoption of SFAS 123(R) on August 1, 2005. These additional share-based compensation expenses offset the benefit of the $35 million revenue shift that we experienced in the second quarter of fiscal 2006. The revenue growth that we experienced after adjusting for that revenue shift was completely offset by higher spending for new product development and customer support.
Our net income from continuing operations of $97.6 million for the first six months of fiscal 2006 decreased slightly compared with $99.5 million for the first six months of fiscal 2005. Diluted net income per share from continuing operations of $0.54 for the first six months of fiscal 2006 increased 4% compared with $0.52 for the comparable fiscal 2005 period due to the net reduction in average shares outstanding. Average shares outstanding declined as a result of repurchases of common stock under our stock repurchase programs, partially offset by the issuance of shares in connection with the exercise of stock options and purchases under our Employee Stock Purchase Plan.
In December 2005 we sold our Intuit Information Technology Solutions (ITS) business for approximately $200 million in cash. The decision to sell ITS was a result of our desire to focus resources on our core products and services. We recorded total net income from ITS discontinued operations of $39.5 million or $0.21 per diluted share in the first six months of fiscal 2006, including $34.3 million or $0.19 per share for the net gain on disposal of that business.
We ended the first six months of fiscal 2006 with cash and investments totaling $833.9 million. In the first six months of fiscal 2006 we generated cash from continuing operations, from net sales of investments, from the sale of our ITS business and by issuing common stock under employee stock plans. In this period we used $495.0 million in cash for repurchases of common stock under our stock repurchase programs. At January 31, 2006, authorized funds of $295.8 million remained available under our sixth repurchase program. We expect to continue to repurchase shares under this program during the remainder of fiscal 2006.
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
Strategy and Opportunities
Strategy. Our strategy is to be in good businesses and attractive new markets with large unmet or underserved needs which we can solve well. Our core competency is customer-driven innovation that provides simple solutions to complex problems. We apply this approach to existing solutions by focusing on continuous improvement to deliver customer delight. Our approach to new opportunities is to develop products and services which are designed to attract customers who do not use software products (non-consumption) and offer solutions that have better value compared with higher priced alternatives (disruption). This strategy allows us to build large user bases with durable advantages. In fiscal 2005 we introduced three products that exemplify this approach: QuickBooks Simple Start, which provides accounting functionality suitable for very small businesses; ProSeries Express Edition, designed for tax practices that focus on helping taxpayers obtain their refunds quickly; and ProSeries Basic Edition, designed for the needs of smaller and seasonal tax practices.

Opportunities in Our Core Markets. While we have strong positions in our core markets for QuickBooks and TurboTax software, we believe that there are more opportunities in the markets for small businesses and individual consumers. Many small businesses and individuals are using other methods, such as manual tools and processes or general-purpose software. We continue to explore ways to meet the needs of consumers that we have never reached before. For example, in fiscal 2005 we introduced QuickBooks Simple Start with accounting functionality for very small businesses.
Importance of Developing and Introducing New Products and Services. To remain competitive and grow in the future, we must continue to invest in initiatives aimed at uncovering and meeting new customer needs while enhancing our existing offerings to make them even better.
Importance of Technology Infrastructure. Our Internet-based products and services include QuickBooks Online Edition, QuickBooks Assisted Payroll Service, Complete web-based Payroll, TurboTax Online and consumer and professional electronic tax filing services. As our businesses continue to move toward delivering more web-based products and services, our technology infrastructure will become even more critical in the future.
Competition. We have formidable competitors, and we expect competition to remain intense during fiscal 2006 and beyond. For example, Microsoft Corporation recently launched accounting software and associated services that directly target small business customers. Microsoft has indicated that part of its growth strategy is to focus on the small business market.
In our Consumer Tax business, we also face the risk of federal and state taxing authorities developing or contracting to provide software or other systems to facilitate tax return preparation and electronic filing at no charge to taxpayers. Intuit is a member of the Free File Alliance, a consortium of private sector companies that have been providing web-based federal tax preparation and filing services to eligible taxpayers at no charge through voluntary public service initiatives.
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
Net Revenue — Revenue Recognition
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
Net Revenue — Return and Rebate Reserves
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
Goodwill, Purchased Intangible Assets and Other Long-Lived Assets — Impairment Assessments
We make judgments about the recoverability of purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate that an other-than-temporary impairment in the remaining value of the assets recorded on our balance sheet may exist. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that could not have been reasonably foreseen in prior periods. In order to estimate the fair value of long-lived assets, we typically make various assumptions about the future prospects for the business that the asset relates to, consider market factors specific to that business and estimate future cash flows to be generated by that business. We evaluate cash flows at the lowest operating level and the number of reporting units that we have identified may make impairment more probable than it would be at a company with fewer reporting units and integrated operations following acquisitions. Based on these assumptions and estimates, we determine whether we need to record an impairment charge to reduce the value of the asset carried on our balance sheet to reflect its estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially affect our reported financial results. More conservative assumptions of the anticipated future benefits from these businesses could result in impairment charges, which would decrease net income and result in lower asset values on our balance sheet. Conversely, less conservative assumptions could result in smaller or no impairment charges, higher net income and higher asset values. At January 31, 2006, we had $529.8 million in goodwill and $67.3 million in net purchased intangible assets on our balance sheet.

Accounting for Share-Based Compensation
Prior to August 1, 2005, we accounted for our share-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” We recorded no share-based employee compensation expense for options granted under our 2005 Equity Incentive Plan or its predecessor plans prior to August 1, 2005 as all options granted under those plans had exercise prices equal to the fair market value of our common stock on the date of grant. We also recorded no compensation expense in connection with our Employee Stock Purchase Plan as the purchase price of the stock was not less than 85% of the lower of the fair market value of our common stock at the beginning of each offering period or at the end of each purchase period. In accordance with SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” we disclosed our net income or loss and net income or loss per share as if we had applied the fair value-based method in measuring compensation expense for our share-based incentive programs.
Effective August 1, 2005, we adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment,” using the modified prospective transition method. Under that transition method, compensation expense that we recognize beginning on that date includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of, August 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted on or after August 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Because we elected to use the modified prospective transition method, results for prior periods have not been restated. At January 31, 2006, there was $78.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 2.1 years.
We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in Note 10 to the financial statements. We estimate the expected term of options granted based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock at the date of grant based on the implied volatility of publicly traded one-year and two-year options on our common stock, consistent with SFAS 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107. Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. We base the risk-free interest rate that we use in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. SFAS 123(R) requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For options granted before August 1, 2005, we amortize the fair value on an accelerated basis. For options granted on or after August 1, 2005, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. We may elect to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our net income or loss and net income or loss per share.
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

Income Taxes — Estimates of Effective Tax Rates, Deferred Taxes and Valuation Allowance
When we prepare our financial statements, we estimate our income taxes based on the various jurisdictions where we conduct business. Significant judgment is required in determining our worldwide income tax provision. We recognize liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. We record an additional amount in our provision for income taxes in the period in which we determine that our recorded tax liability is less than we expect the ultimate tax assessment to be. If in a later period we determine that payment of this additional amount is unnecessary, we reverse the liability and recognize a tax benefit in that later period. As a result, our ongoing assessments of the probable outcomes of the audit issues and related tax positions require judgment and can materially increase or decrease our effective tax rate and materially affect our operating results. This also requires us to estimate our current tax exposure and to assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our balance sheet. We must then assess the likelihood that our deferred tax assets will be realized. To the extent we believe that realization is not likely, we establish a valuation allowance. When we establish a valuation allowance or increase this allowance in an accounting period, we record a corresponding tax expense on our statement of operations.
Our net deferred tax asset at January 31, 2006 was $175.9 million, net of the valuation allowance of $5.5 million. We recorded the valuation allowance to reflect uncertainties about whether we will be able to utilize some of our deferred tax assets (consisting primarily of certain state capital loss and net operating loss carryforwards) before they expire. The valuation allowance is based on our estimates of taxable income for the jurisdictions in which we operate and the period over which our deferred tax assets will be realizable. While we have considered future taxable income in assessing the need for the valuation allowance, we could be required to increase the valuation allowance to take into account additional deferred tax assets that we may be unable to realize. An increase in the valuation allowance would have an adverse impact, which could be material, on our income tax provision and net income in the period in which we make the increase.

Results of Operations
Financial Overview

					Impact of
					Q2 FY06
					Option/ESPP
					Expense
	Q2	Q2	Q2 $	Q2%		%
(Dollars in millions, except per share amounts)	FY06	FY05	Change	Change	Amount	Change
Total net revenue	$742.7	$648.2	$94.5	15%	$—	—
Operating income from continuing operations	239.0	218.2	20.8	10%	(16.4)	(8%)
Net income from continuing operations	155.2	145.0	10.2	7%	(10.3)	(7%)
Diluted net income per share from continuing operations	$0.86	$0.76	$0.10	13%	$(0.06)	(8%)
Net cash provided by operating activities of continuing operations	$167.1	$213.7	$(46.6)	(22%)

					Impact of
					YTD Q2 FY06
					Option/ESPP
	YTD	YTD	YTD	YTD	Expense
	Q2	Q2	Q2 $	Q2%		%
(Dollars in millions, except per share amounts)	FY06	FY05	Change	Change	Amount	Change
Total net revenue	$1,046.8	$901.0	$145.8	16%	$—	—
Operating income from continuing operations	136.4	136.0	0.4	0%	(35.5)	(26%)
Net income from continuing operations	97.6	99.5	(1.9)	(2%)	(22.4)	(23%)
Diluted net income per share from continuing operations	$0.54	$0.52	$0.02	4%	$(0.12)	(23%)
Net cash provided by operating activities of continuing operations	$72.3	$121.5	$(49.2)	(40%)
Total net revenue increased 15% and 16% in the second quarter and first six months of fiscal 2006 compared with the same periods of fiscal 2005 primarily due to growth in our QuickBooks-Related and Consumer Tax segments. In our QuickBooks-Related segment, revenue from QuickBooks software, QuickBooks Payroll and merchant services revenue was higher in the second quarter and first six months of fiscal 2006 compared with the same periods of fiscal 2005. In our Consumer Tax segment, revenue growth for the second quarter and first six months of fiscal 2006 was positively affected by changes in our TurboTax offering and pricing strategies that included eliminating rebates and bundling federal and state consumer tax products. These changes were designed to simplify our offerings in response to customer feedback. We recorded approximately $35 million of Consumer Tax revenue in the second quarter of fiscal 2006 that we would have recognized in the third quarter of fiscal 2006 if our offerings had remained the same as they were in fiscal 2005. Excluding the $35 million revenue shift, total company net revenue for the second quarter and first six months of fiscal 2006 would have grown 9% and 12% compared with the same periods of fiscal 2005. We expect the revenue shift to cause revenue growth to be slower in the third quarter of fiscal 2006 than in the second quarter of fiscal 2006.
Net cash provided by operating activities of continuing operations declined by 22% and 40% in the second quarter and first six months of fiscal 2006 compared with the same periods of fiscal 2005. The elimination of rebates in our Quickbooks-Related segment resulted in a reduction in up front cash paid by our customers that has historically been returned in later periods when rebates were claimed and paid. In addition, the reduction in deferred revenue associated with the $35 million revenue shift described above was the primary cause of the remainder of the decrease in fiscal 2006 operating cash flow.
Effective August 1, 2005, we adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment,” using the modified prospective transition method. Under that transition method, compensation expense that we recognized for the three and six months ended January 31, 2006 included: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of, August 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted on or after August 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In the second quarter and first six months of fiscal 2006 we recorded share-based compensation expense for stock options and our Employee Stock Purchase Plan totaling $16.4 million or $0.06 per diluted share and $35.5 million or $0.12 per diluted share as a result of our adoption of SFAS 123(R). Because we elected to use the modified prospective transition method, results for prior periods have not been restated.
At January 31, 2006, there was $78.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 2.1 years.
Excluding the revenue shift that we experienced in the second quarter of fiscal 2006 and the share-based compensation expense for stock options and our Employee Stock Purchase Plan that we recorded in accordance with SFAS 123(R), higher spending for new product development and customer support partially offset higher revenue in the second quarter of fiscal 2006 and completely offset higher revenue in the first six months of fiscal 2006. Interest and other income and gains on marketable equity securities and other investments were higher in the fiscal 2006 periods. Our effective tax rate was 37% for the second quarter and first six months of fiscal 2006, compared with 34% and 30% for the same periods of fiscal 2005. The lower fiscal 2005 effective tax rates were due to state credits claimed and other discrete tax items. The effect of this rate difference was to decrease net income for the first six months of fiscal 2006 by approximately $10 million. Our diluted net income per share from continuing operations increased slightly even though our net income from continuing operations decreased slightly in the first six months of fiscal 2006 due to the net reduction of average shares outstanding. Average shares outstanding declined as a result of repurchases of common stock under our stock repurchase programs, partially offset by the issuance of shares in connection with the exercise of stock options and purchases under our Employee Stock Purchase Plan.
In December 2005 we sold our Intuit Information Technology Solutions (ITS) business for approximately $200 million in cash. The buyer deposited approximately $20 million of the total purchase price in a third-party escrow account to be held through December 2006 to cover breaches of representations and warranties set forth in the purchase agreement, should they arise. The full escrow amount is in other current assets on our balance sheet at January 31, 2006. We recorded total net income from ITS discontinued operations of $39.5 million or $0.21 per diluted share in the first six months of fiscal 2006, including $34.3 million or $0.19 per diluted share for the net gain on disposal of that business.
At January 31, 2006, our cash, cash equivalents and investments totaled $833.9 million, a decrease of $160.4 million from July 31, 2005. We generated cash in the first six months of fiscal 2006 primarily from continuing operations, from net sales of investments, from the sale of our ITS business and by issuing common stock under employee stock plans. We used cash in the first six months of fiscal 2006 for repurchases of common stock under our stock repurchase programs. In the first six months of fiscal 2006 we bought 9.9 million shares of our common stock under our fifth and sixth repurchase programs at an average price of $49.93 for a total price of $495.0 million. At January 31, 2006, our fifth repurchase program was complete and authorized funds of $295.8 million remained available under our sixth repurchase program, under which we are authorized to repurchase up to $500.0 million of our common stock from time to time over a three-year period ending on November 14, 2008. We expect to continue to repurchase shares under this program during the remainder of fiscal 2006.

Total Net Revenue
The table below and the discussion of net revenue by business segment that follows it are organized in accordance with our five reportable business segments. See Note 6 to the financial statements for descriptions of product, service and other revenue for each segment.

			% Total		% Total			% Total		% Total
			Net		Net	Q2%	YTD Q2	Net	YTD Q2	Net	YTD %
(Dollars in millions)	Q2	FY06	Revenue	Q2 FY05	Revenue	Change	FY06	Revenue	FY05	Revenue	Change
QuickBooks- Related
Product	$209.7			$183.1			$343.2		$295.2
Service	45.8			36.5			87.7		67.6
Other	3.5			2.7			6.2		5.2

Subtotal	259.0		35%	222.3	34%	16%	437.1	42%	368.0	41%	19%

Intuit-Branded Small Business
Product	8.7			9.6			16.3		18.4
Service	60.8			51.1			111.4		95.6
Other	0.1			—			0.1		0.1

Subtotal	69.6		9%	60.7	10%	15%	127.8	12%	114.1	13%	12%

Consumer Tax
Product	139.0			102.2			141.8		103.4
Service	51.2			38.9			56.2		42.5
Other	0.1			—			0.2		0.2

Subtotal	190.3		26%	141.1	22%	35%	198.2	19%	146.1	16%	36%

Professional Tax
Product	147.0			146.4			155.1		153.5
Service	3.5			4.2			4.3		4.6
Other	—			—			—		—

Subtotal	150.5		20%	150.6	23%	0%	159.4	15%	158.1	17%	1%

Other Businesses
Product	52.7			55.9			83.1		80.7
Service	5.6			4.7			11.9		9.3
Other	15.0			12.9			29.3		24.7

Subtotal	73.3		10%	73.5	11%	0%	124.3	12%	114.7	13%	8%

Total Company
Product	557.1			497.2			739.5		651.2
Service	166.9			135.4			271.5		219.6
Other	18.7			15.6			35.8		30.2

Total net revenue	$742.7		100%	$648.2	100%	15%	$1,046.8	100%	$901.0	100%	16%

Total Net Revenue by Business Segment
QuickBooks-Related
QuickBooks-Related total net revenue increased in the second quarter and first six months of fiscal 2006 compared with the same periods of fiscal 2005 primarily due to higher QuickBooks software, QuickBooks Payroll and merchant services revenue. Lower average selling prices for QuickBooks software due to price reductions in conjunction with the elimination of rebates were more than offset by higher unit volume. We believe that the higher unit volume was primarily a result of product improvements, successful execution of our QuickBooks 2006 product launch and growth in the category that was driven by publicity surrounding a significant new market entrant. For the first six months of fiscal 2006, there was unit growth in our QuickBooks Pro and Premier products as well as in QuickBooks Enterprise Solutions and QuickBooks Online Edition. QuickBooks Payroll revenue was higher in the second quarter and first six months of fiscal 2006 compared with the same periods of fiscal 2005 primarily because of price increases, a favorable product mix and growth in the customer base. The increase in merchant services revenue in those periods was primarily due to growth in the customer base and higher transaction volume per customer.
Intuit-Branded Small Business
Intuit-Branded Small Business total net revenue increased in the second quarter and first six months of fiscal 2006 compared with the same periods of fiscal 2005 primarily due to growth in our Outsourced Payroll and Intuit Real Estate solutions businesses. Higher Outsourced Payroll revenue was driven by growth in the number of QuickBooks Assisted Payroll and Complete Payroll customers processing payrolls, price increases and increased interest income on funds held for payroll customers, partially offset by attrition in the Premier Payroll Service customer base. Intuit Real Estate Solutions revenue was higher primarily due to increased customer demand for software customization and implementation services.
Consumer Tax
Consumer Tax total net revenue increased in the second quarter and first six months of fiscal 2006 compared with the same periods of fiscal 2005. Revenue growth was positively affected by changes in our offering and pricing strategies that included eliminating rebates and bundling federal and state consumer tax products. These changes were designed to simplify our offerings in response to customer feedback. We recorded approximately $35 million of revenue in the second quarter of fiscal 2006 that we would have recognized in the third quarter of fiscal 2006 if our offerings had remained the same as they were in fiscal 2005. Excluding this $35 million revenue shift, Consumer Tax total net revenue would have increased 10% and 12% in the second quarter and first six months of fiscal 2006 compared with the same periods of fiscal 2005 primarily due to growth in TurboTax Online. We expect the revenue shift to cause Consumer Tax revenue growth to be slower in the third quarter of fiscal 2006 than in the second quarter of fiscal 2006. Due to the seasonal nature of our Consumer Tax business, revenue for the first quarter of fiscal 2006 and 2005 was nominal. We will not have substantially complete results for the 2005 tax season until late in fiscal 2006.
Professional Tax
Professional Tax total net revenue was flat in the second quarter and first six months of fiscal 2006 compared with the same periods of fiscal 2005. We believe that more of our Professional Tax revenue is shifting from our second fiscal quarter to our third fiscal quarter, reflecting changes in our product offerings such as unlimited electronic filing, for which revenue is recognized over the electronic filing period. Due to the seasonal nature of our Professional Tax business, revenue for the first quarter of fiscal 2006 and 2005 was nominal. We will not have substantially complete results for the 2005 tax season until late in fiscal 2006.
Other Businesses
Other Businesses total net revenue was flat in the second quarter of fiscal 2006 and increased in the first six months of fiscal 2006 compared with the same periods of fiscal 2005. Revenue from our Quicken Solutions Group was down slightly in the fiscal 2006 periods, with lower revenue from Quicken personal finance software partially offset by higher revenue from online services and from new offerings such as Quicken Rental Property Manager and Quicken Medical Expense Manager. Canadian revenue increased slightly in the second quarter of fiscal 2006 primarily due to changes in foreign currency exchange rates. Canadian revenue increased in the first six months of fiscal 2006 primarily due to higher subscription revenue for payroll services that was driven by improvements in service levels.
Cost of Revenue

		% of		% of	YTD	% of	YTD	% of
	Q2	Related	Q2	Related	Q2	Related	Q2	Related
(Dollars in millions)	FY06	Revenue	FY05	Revenue	FY06	Revenue	FY05	Revenue
Cost of product revenue	$71.7	13%	$63.9	13%	$104.2	14%	$93.7	14%
Cost of service revenue	57.3	34%	47.5	35%	110.7	41%	87.2	40%
Cost of other revenue	6.1	33%	5.1	33%	12.0	33%	10.9	36%
Amortization of purchased intangible assets	2.8	n/a	2.6	n/a	5.7	n/a	5.2	n/a

Total cost of revenue	$137.9	19%	$119.1	18%	$232.6	22%	$197.0	22%

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
Total cost of revenue for the second quarter and first six months of fiscal 2006 included $0.7 million and $1.7 million in share-based compensation expense for stock options and our Employee Stock Purchase Plan that we recorded as a result of our adoption of SFAS 123(R) on August 1, 2005.
Subsequent to our earnings release on February 16, 2006, we recorded an additional $3.3 million in freight and delivery expenses identified after our earnings release. As a result of this under accrual of freight and delivery expenses diluted net income per share was $1.01 rather than $1.02 (as reported in our earnings release) for the quarter ended January 31, 2006 and $0.75 rather than $0.76 for the six months ended January 31, 2006 and operating income from continuing operations was $239.0 million rather than $242.2 million for the quarter ended January 31, 2006 and $136.4 million rather than $139.6 million for the six months ended January 31, 2006.

Operating Expenses

					Impact of
					Q2 FY06
					Option/ESPP
					Expense
		% of		% of		% of
		Total		Total		Total
	Q2	Net	Q2	Net		Net
(Dollars in millions)	FY06	Revenue	FY05	Revenue	Amount	Revenue
Selling and marketing	$196.9	27%	$173.5	27%	$5.3	1%
Research and development	100.1	13%	76.9	12%	4.7	0%
General and administrative	65.3	9%	56.4	9%	5.7	1%
Acquisition-related charges	3.6	0%	4.2	0%	—	0%

Total operating expenses	$365.9	49%	$311.0	48%	$15.7	2%

					Impact of
					YTD Q2 FY06
					Option/ESPP
					Expense
		% of		% of		% of
	YTD	Total	YTD	Total		Total
	Q2	Net	Q2	Net		Net
(Dollars in millions)	FY06	Revenue	FY05	Revenue	Amount	Revenue
Selling and marketing	$344.3	33%	$302.0	33%	$11.6	1%
Research and development	197.4	19%	151.3	17%	10.3	1%
General and administrative	128.9	12%	106.1	12%	12.0	1%
Acquisition-related charges	7.3	1%	8.6	1%	—	0%

Total operating expenses	$677.9	65%	$568.0	63%	$33.9	3%

Total operating expenses increased in the second quarter and first six months of fiscal 2006 compared with the same periods of fiscal 2005 due in part to the share-based compensation expense for stock options and our Employee Stock Purchase Plan that we recorded as a result of our adoption of SFAS 123(R) on August 1, 2005. Total operating expenses also increased due to spending for new product development and customer support. Selling and marketing expenses include the cost of providing customer service and technical support to customers who have not purchased support plans. We continue to invest in research and development and expect that our fiscal 2006 research and development expenses as a percentage of total net revenue will increase compared with fiscal 2005.

Segment Operating Income (Loss)
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. Segment expenses do not include certain costs, such as corporate general and administrative expenses and share-based compensation expenses, that are not allocated to specific segments. These unallocated costs totaled $116.7 million and $235.1 million in the second quarter and first six months of fiscal 2006 and $96.1 million and $191.0 in the same periods of fiscal 2005. Unallocated costs increased primarily as a result of share-based compensation expenses for stock options and our Employee Stock Purchase Plan that we began recording in the first quarter of fiscal 2006. See Note 1 and Note 10 to the financial statements. In addition, segment expenses do not include amortization of purchased intangible assets, acquisition-related charges and impairment of goodwill and purchased intangible assets. Segment expenses also do not include interest and other income and realized net gains or losses on marketable equity securities and other investments. See Note 6 to the financial statements for reconciliations of total segment operating income or loss to income or loss from continuing operations for each fiscal period presented.

		% of		% of		% of		% of
	Q2	Related	Q2	Related	YTD Q2	Related	YTD Q2	Related
(Dollars in millions)	FY06	Revenue	FY05	Revenue	FY06	Revenue	FY05	Revenue
QuickBooks-Related	$106.8	41%	$108.4	49%	$157.4	36%	$157.8	43%
Intuit-Branded Small Business	10.6	15%	5.6	9%	10.1	8%	7.7	7%
Consumer Tax	107.1	56%	65.0	46%	82.8	42%	44.6	31%
Professional Tax	105.1	70%	105.7	70%	83.1	52%	84.6	54%
Other Businesses	32.4	44%	36.3	49%	51.1	41%	46.1	40%

Total segment operating income	$362.0	49%	$321.0	50%	$384.5	37%	$340.8	38%

QuickBooks-Related
QuickBooks-Related segment operating income as a percentage of related revenue decreased in the second quarter and first six months of fiscal 2006 compared with the same periods of fiscal 2005. Higher QuickBooks revenue resulted from lower average selling prices that were more than offset by higher unit volume in the fiscal 2006 periods. Higher unit volume resulted in higher fulfillment costs compared with fiscal 2005. We also spent more on QuickBooks product development, technical support and marketing in the fiscal 2006 periods compared with the same periods of fiscal 2005.
Intuit-Branded Small Business
Intuit-Branded Small Business (IBSB) segment operating income as a percentage of related revenue increased in the second quarter and first six months of fiscal 2006 compared with the same periods of fiscal 2005. In our Outsourced Payroll business, higher revenue combined with relatively stable operating expenses produced higher operating income. Increased product development costs for QuickBooks Assisted Payroll partially offset efficiencies that resulted from coordinating Outsourced Payroll marketing programs with QuickBooks Payroll marketing programs. Higher revenue in our other IBSB businesses was more than offset by relatively higher expenses for providing software implementation services in our Intuit Distribution Management Solutions business and by higher sales and consulting expenses in our Intuit Real Estate Solutions business.
Consumer Tax
Consumer Tax segment operating income as a percentage of related revenue for the second quarter and first six months of fiscal 2006 increased compared with the same periods of fiscal 2005 due primarily to the $35 million revenue shift that we experienced in the second quarter of fiscal 2006. Excluding that additional revenue, which had relatively small associated costs, operating income as a percentage of related revenue for the second quarter and first six months of fiscal 2006 was lower than for the same periods of fiscal 2005. Higher revenue and lower rebate processing fees were more than offset by higher expenses for product development and customer support in the fiscal 2006 periods.

Professional Tax
Professional Tax segment operating income as a percentage of related revenue for the second quarter and first six months of fiscal 2006 was comparable with the same periods of fiscal 2005. Both revenue and operating expenses were flat in the fiscal 2006 periods.
Other Businesses
Other Businesses segment operating income as a percentage of related revenue decreased in the second quarter of fiscal 2006 and was stable in the first six months of fiscal 2006 compared with the same periods of fiscal 2005. Total revenue from our Quicken Solutions Group was slightly lower while expenses to develop and market new offerings increased in the fiscal 2006 periods. Higher revenue combined with relatively stable spending in the first six months of fiscal 2006 produced better operating margins in Canada.
Non-Operating Income and Expenses
Interest and Other Income

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
(In millions)	2006	2005	2006	2005
Interest income	$5.0	$2.9	$10.7	$5.8
Quicken Loans royalties and fees	0.3	0.6	0.9	1.2
Net foreign exchange gain (loss)	(0.1)	0.1	(0.1)	0.3
Other	0.1	(0.6)	0.1	(0.5)

	$5.3	$3.0	$11.6	$6.8

Slightly lower average invested balances were more than offset by higher interest rates, resulting in an increase in interest income in the second quarter and first six months of fiscal 2006 compared with the same periods of fiscal 2005.
Income Taxes
Our effective tax rate for the second quarter and first six months of fiscal 2006 was approximately 37% and differed from the federal statutory rate due to state income taxes, which were partially offset by the benefit we received from federal and state research and experimental credits and tax exempt interest income. Our effective tax rates for the second quarter and first six months of fiscal 2005 were approximately 34% and 30%. Those rates differed from the federal statutory rate primarily due to state income taxes, offset by the benefit we received from federal research and experimental credits and tax exempt interest income. In addition, we benefited from state credits claimed and other discrete items that reduced those effective tax rates in fiscal 2005. See Note 9 to the financial statements.
At January 31, 2006 we had net deferred tax assets of $175.9 million, which included a valuation allowance of $5.5 million for certain state capital loss and net operating loss carryforwards. The allowance reflects management’s assessment that we may not receive the benefit of capital loss carryforwards in certain state jurisdictions. While we believe our current valuation allowance is sufficient, it may be necessary to increase this amount if it becomes more likely that we will not realize a greater portion of the net deferred tax assets. We assess the need for an adjustment to the valuation allowance on a quarterly basis.
Discontinued Operations
Intuit Information Technology Solutions
In May 2005 our Board of Directors formally approved a plan to sell our Intuit Information Technology Solutions (ITS) business. In December 2005 we sold ITS for approximately $200 million in cash. In accordance with the provisions of SFAS 144, we determined that ITS became a long-lived asset held for sale and a discontinued operation in the fourth quarter of fiscal 2005. Consequently, we have segregated the operating results of ITS from continuing operations on our statement of operations for all periods prior to the sale. See Note 5 to the financial statements.
Intuit Public Sector Solutions
In December 2004 we sold our Intuit Public Sector Solutions (IPSS) business for approximately $11 million in cash and accounted for the sale as a discontinued operation. In accordance with SFAS 144, we have segregated the operating results of IPSS from continuing operations on our statement of operations for all periods prior to the sale. See Note 5 to the financial statements.
Liquidity and Capital Resources
Statement of Cash Flows
At January 31, 2006 our cash, cash equivalents and investments totaled $833.9 million, a decrease of $160.4 million from July 31, 2005. We generated cash from continuing operations during the first six months of fiscal 2006. We also generated cash from investing activities during the first six months of fiscal 2006, primarily from net sales of investments and from the sale of our ITS business for approximately $200 million in cash. We used cash for financing activities during the first six months of fiscal 2006, primarily for the repurchase of $495.0 million in common stock under our stock repurchase programs. See “Stock Repurchase Programs” below and Note 10 to the financial statements. This was partially offset by proceeds that we received from the issuance of common stock in connection with the exercise of stock options and purchases under our Employee Stock Purchase Plan.
Cash provided by operating activities of continuing operations declined by 22% and 40% in the second quarter and first six months of fiscal 2006 compared with the same periods of fiscal 2005. The elimination of rebates in our Quickbooks Business Segment resulted in a reduction in up front cash paid by our customers that has historically been returned in later periods when rebates were claimed and paid. In addition, the reduction in deferred revenue associated with the $35 million revenue shift described above was the primary cause of the remainder of the decrease in fiscal 2006 operating cash flow.
Stock Repurchase Programs
Our Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. During the first six months of fiscal 2006 we repurchased 9.9 million shares of our common stock for $495.0 million under our fifth and sixth repurchase programs. At January 31, 2006, authorized funds of $295.8 million remained under our sixth repurchase program, under which we are authorized to repurchase up to $500.0 million of our common stock from time to time over a three-year period ending on November 14, 2008. We expect to continue to repurchase shares under this repurchase program during the remainder of fiscal 2006.
Loans to Executive Officers and Other Employees
Outstanding loans to executive officers and other employees totaled $8.9 million at January 31, 2006 and $9.2 million at July 31, 2005. Loans to executive officers are relocation loans that are secured by real property and have original maturity dates of 10 years. At January 31, 2006, no loans were in default and all interest payments were current in accordance with the terms of the loan agreements. Consistent with the requirements of the Sarbanes-Oxley Act of 2002, no loans to executive officers have been made or modified since July 30, 2002 and we do not intend to make or modify loans to executive officers in the future. See Note 12 to the financial statements.
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

Reserves for Returns and Rebates
Activity in our reserves for product returns and for rebates during the first six months of fiscal 2006 and comparative balances at January 31, 2005 were as follows:

		Additions
	Balance	Charged		Balance	Balance
	July 31,	Against	Returns/	January 31,	January 31,
(In thousands)	2005	Revenue	Redemptions	2006	2005
Reserve for product returns	$30,454	$60,466	$(28,089)	$62,831	$75,290
Reserve for rebates	$18,482	$40,352	$(32,974)	$25,860	$53,012
Due to the seasonality of our business, we compare our returns and rebate reserve balances at January 31, 2006 to the reserve balances at January 31, 2005. The fiscal 2006 decrease in our reserve for product returns was due primarily to improved inventory management. The fiscal 2006 decrease in our reserve for rebates was due to the elimination of rebate programs for many of our products.
Off-Balance Sheet Arrangements
At January 31, 2006, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
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
SFAS 155, “Accounting for Certain Hybrid Instruments”
On February 16, 2006 the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

RISKS THAT COULD AFFECT FUTURE RESULTS
In evaluating Intuit and our business, you should consider the following factors in addition to the other information in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended July 31, 2005. Forward-looking statements in this report are subject to risks and uncertainties that could cause our actual results to differ materially from the results expressed or implied in the forward-looking statements. Any of the following risks could seriously harm our business, financial condition, and results of operations.
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
QuickBooks-Related. Losing existing or potential QuickBooks customers to competitors causes us to lose potential software revenue and limits our opportunities to sell related products and services such as our financial supplies, QuickBooks Payroll and merchant service offerings. Many competitors provide accounting and business management products and services to small businesses. For example, Microsoft has indicated that part of its growth strategy is to focus on small business offerings. In September 2005 Microsoft launched a number of product and service offerings aimed directly at small business customers. These include Microsoft Office Small Business Accounting, which is available as a stand-alone offering or integrated with the Microsoft Office product suite. In partnership with ADP, Microsoft also launched a payroll solution for small businesses. Microsoft is collaborating with merchant acquiring institutions to offer credit and debit card processing for Microsoft Office Small Business Accounting and with Deluxe to offer business checks, forms, envelopes and related printed products. Accordingly, we expect that competition from Microsoft in the small business area will intensify over time with the introduction of these and other offerings that directly compete with our QuickBooks and other offerings. Although we have successfully competed with Microsoft in the past, given its market position and resources, Microsoft’s small business product and service offerings may have a significant negative impact on our revenue and profitability.
Consumer Tax. Our consumer tax business faces significant competition from both the public and private sector. In the public sector we face the risk of federal and state taxing authorities developing or contracting to provide software or other systems to facilitate tax return preparation and electronic filing at no charge to taxpayers.
•	Federal Government. Agencies of the U.S. government have made several attempts during the two most recent presidential administrations to initiate a program to offer taxpayers free online tax preparation and filing services. However, in October 2002 the Internal Revenue Service agreed not to provide its own competing tax software product or service so long as participants in a consortium of private tax preparation software companies, including Intuit, agreed to provide web-based federal tax preparation and filing services at no cost to qualified taxpayers under an arrangement called the Free File Alliance. In October 2005 the federal government and the Free File Alliance signed a new four-year agreement that continues to restrict the Internal Revenue Service from entering the tax preparation business. In addition, this agreement specifies that the free services will be available to 70% of U.S. taxpayers, which the IRS currently defines as taxpayers with less than approximately $50,000 in adjusted gross income. The agreement also limits any individual participating company to free offerings that target no more than 50% of all taxpayers. Although, for the time being, the Free File Alliance has kept the federal government from being a direct competitor to our tax offerings, it has fostered additional web-based competition and has the potential to cause us to lose revenue opportunities for a large percentage of the tax base. Over time, a growing number of competitors have used the Free File Alliance as a marketing tool by giving away services at the federal level and attempting to make money by selling state filing and other services. In addition, persons who formerly have paid for our products may elect to use our unpaid federal offering instead. The federal government has the right to terminate the agreement with the Free File Alliance upon 24 months written notice. If the federal government were to terminate the agreement and elect to provide its own software and electronic filing services to taxpayers at no charge it could negatively impact our revenue and profits.

•	State Governments. State taxing authorities have also actively pursued various strategies to provide free online tax return preparation and electronic filing services for state taxpayers. To date, 21 states have entered into agreements with the private sector based on the federal Free File Alliance agreement and have agreed not to provide direct state services. However, 22 other states, including California, directly offer their own online tax preparation and filing services to taxpayers. In addition, for the 2004 tax year, California tested a limited pilot program under which a state-operated electronic system automatically prepared and filed approximately 10,000 state income tax returns with no individual transaction charge to those taxpayers. Legislation enacted in the summer of 2005 limited the program to only a second year of the same limited pilot. The legislation mandated that any continuation of the program thereafter required further authorization from the California state legislature. In spite of this policy direction, this program could be expanded in the future. It is also possible that other governmental entities that currently do not offer such services could elect to pursue similar competitive offerings in the future. These publicly sponsored programs could cause us to lose customers to free offerings and enable competitors to gain market share at our expense by using participation in the free alliances as an effective tool to attract customers to ancillary paid offerings. Given the efficiencies that electronic tax filing provides to taxing authorities, we anticipate that governmental competition will present a continued competitive threat to our business for the foreseeable future.

•	Private Sector. In the private sector we face intense competition primarily from H&R Block, the makers of TaxCut software, and increasingly from web-based competitive offerings where we are subject to significant and increasing price pressure. We also compete for customers with low-cost assisted tax preparation businesses, such as H&R Block.
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
Our future success depends in large part upon our ability to identify emerging opportunities in our target markets and our capacity to quickly develop, and sell products and services that satisfy these demands in a cost effective manner. Successfully predicting demand trends is difficult, and we may expend a significant amount of resources and management attention on products or services that do not ultimately succeed in their markets. We have encountered difficulty in launching new products and services in the past. For example, in 2004 we discontinued our QuickBooks Premier Healthcare offering due to lack of customer demand. If we misjudge customer needs, our new products and services will not succeed and our revenues and earnings will be negatively impacted. In addition, as we expand our offerings to new customer categories we run the risk of customers shifting from higher priced and higher margin products to newly introduced lower priced offerings. For instance, our new QuickBooks Simple Start offering and our new ProSeries Basic and ProSeries Express offerings may attract users that would otherwise have purchased our higher priced, more full featured offerings.
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
The software industry in which we operate is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions and enhancements. Our Right for Me marketing approach increases the importance for us of developing additional versions of our products to meet specific customer needs. Our ability to succeed in this rapidly changing environment requires that we continuously invest resources to enhance our software architecture and developer tools. We must make this investment in order to continue to enhance our current products and develop new products to meet changing customer needs and to attract and retain talented software developers. We are currently in the process of modernizing the software platforms for a number of our product lines, including our QuickBooks, TurboTax and Quicken products. Completing these upgrades and adapting to other technological developments may require considerable time and expense. If we experience prolonged delays or unforeseen difficulties in upgrading our software architecture, our ability to develop new products and enhancements to our current products would suffer.
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
In November 2005 we announced a new offering in connection with our TurboTax product that allows customers to convert all or a portion of their federal tax refunds into gift cards with a greater dollar value than the tax refunds. This program could create several new risks for our business, any of which could harm our financial condition and results of operations. For example, systems used by Intuit or our third-party vendors may be unable to process the volume of refund bonuses or fulfill the gift card issuances under this program. This program may subject us to other risks related to cash management and card security, including the risk of loss or theft of gift cards, and to additional laws and regulations related to the distribution of gift cards. Because this new business model is untested, we may not be able to execute successfully, which could harm our financial condition and results of operations.
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
Several of our businesses are highly seasonal causing significant quarterly fluctuations in our financial results. Revenue and operating results are usually strongest during the second and third fiscal quarters ending January 31 and April 30 due to our tax businesses contributing most of their revenue during those quarters and the timing of the release of our small business software upgrades. We experience lower revenues, and significant operating losses, in the first and fourth quarters ending October 31 and July 31. For example, in the second and third quarters of fiscal 2004 and 2005 we had total net revenue of between $620.6 million and $834.9 million while in our first and fourth fiscal quarters we had total net revenue of between $227.1 million and $301.8 million. Our financial results can also fluctuate from quarter to quarter and year to year due to a variety of factors, including changes in product sales mix that affect average selling prices, product release dates, the timing of our discontinuance of support for older product offerings, the timing of sales of our higher-priced Intuit-Branded Small Business offerings, our methods for distributing our products, including the shift to a consignment model for some of our desktop products sold through retail distribution channels, the inclusion of upgrades with certain offerings (which can impact the pattern of revenue recognition), and the timing of acquisitions, divestitures, and goodwill and purchased intangible asset impairment charges.
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
Our acquisitions have resulted in significant expenses, including amortization of purchased intangible assets (which is reflected in cost of revenue), as well as charges for in-process research and development, impairment of goodwill, amortization and impairment of purchased intangible assets and charges for deferred compensation (which are reflected in operating expenses). Total acquisition-related costs in the categories identified above were $26.8 million in fiscal 2005, $33.6 million in fiscal 2004 and $45.1 million in fiscal 2003. Although under current accounting rules goodwill is no longer amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that could not have been reasonably foreseen in prior periods. For example, at the end of fiscal 2004 we incurred a goodwill impairment charge of $18.7 million related to our Intuit Public Sector Solutions business. At January 31, 2006, we had goodwill of $529.8 million and unamortized purchased intangible assets of $67.3 million on our balance sheet, both of which could be subject to impairment charges in the future. New acquisitions, and any impairment of the value of purchased assets, could have a significant negative impact on our future operating results.
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
We sell most of our desktop software products through our retail distribution channel and a relatively small number of larger retailers generate a significant portion of our sales volume. Our principal retailers have significant bargaining leverage due to their size and available resources. Any change in principal business terms, termination or major disruption of our relationship with these resellers could result in a potentially significant decline in our revenues and earnings. For example, the sourcing decisions, product display locations and promotional activities that retailers undertake can greatly impact the sales of our products. Due to its seasonal nature, sales of TurboTax are particularly impacted by such decisions and if our principal distribution sources were to elect to carry or promote competitive products our revenues would decline. The fact that we also sell our products directly could cause retailers to reduce their efforts to promote our products or stop selling our products altogether. If any of our retailers run into financial difficulties we may be unable to collect amounts that we are owed. At January 31, 2006, in the midst of the 2005 consumer tax season, amounts due from our eight largest retailers and distributors represented approximately 47% of total accounts receivable.
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
A number of our businesses possess personal customer information, including credit card numbers. We use commercially available encryption technology to transmit customer information when orders are placed over the Internet. However, a third party may be able to circumvent these security measures or errors may occur in the storage or transmission of this data that could result in a breach of customer privacy. Possession and use of personal customer information in conducting our business subjects us to regulatory burdens and potential lawsuits. We have incurred — and will continue to incur — significant expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations.
In the past we have experienced lawsuits and negative publicity relating to privacy issues and we could face similar suits in the future. A major breach of customer privacy or security could have serious negative consequences for our businesses, including possible fines, penalties and damages, reduced customer demand for our services, harm to our reputation, further regulation and oversight by federal or state agencies, and loss of our ability to accept and process customer credit card orders. Although we have sophisticated network security, internal control measures, and physical security procedures to safeguard customer information, there can be no assurance that a data security breach or theft will not occur resulting in harm to our business and results of operations.
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
Caution Regarding Forward-Looking Statements
This Report contains forward-looking statements. All statements in this Report, other than statements that are purely historical, are forward-looking statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “forecasts,” “estimates,” “seeks,” and similar expressions also identify forward-looking statements. In this Report, forward-looking statements include, without limitation, the following: our expectations and beliefs regarding future conduct and growth of the business; the assumptions underlying our Critical Accounting Policies, including our estimates regarding product rebate and return reserves and stock volatility and other assumptions used to estimate the fair value of share-based compensation; our expected future amortization of purchased intangible assets; our expectation that we will continue to repurchase shares under our stock repurchase programs during the remainder of fiscal 2006; our expectations regarding competition and our ability to compete effectively; our expectations regarding revenue growth rates in third quarter of fiscal 2006; our belief that more Professional Tax revenue is shifting from our second quarter to our third quarter; all statements relating to guidance, including our expectation that we will achieve our full year fiscal 2006 guidance; our belief that the investments that we hold are not other-than-temporarily impaired; our belief that we will be able to obtain any necessary licenses or other rights to any disputed intellectual property rights on commercially reasonable terms; our belief that our exposure to currency exchange fluctuation risk will not be significant in the future; our belief that our income tax valuation allowance is sufficient; our belief that our cash, cash equivalents and investments will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months; our expectations regarding research and development efforts and expenses and the introduction of new or upgraded products and related services and features; our expectations regarding the growth opportunities for our business; our assessments and estimates that determine our effective tax rate; our assessments and beliefs regarding the future outcome of pending legal proceedings and the liability, if any, that Intuit may incur as a result of those proceedings; and the expected effects of the adoption of new accounting standards.
We caution investors that forward-looking statements are only predictions based on our current expectations about future events and are not guarantees of future performance. Because these forward-looking statements involve risks and uncertainties that are difficult to predict, there are important factors that could cause our actual results to differ materially from those expressed or implied by the forward-looking statements. These factors include those discussed in this Item 2 under the caption “Risks That Could Affect Future Results.” We encourage you to read that section carefully along with the other information provided in this Report, in our Annual Report on Form 10-K for the fiscal year ended July 31, 2005 and in our other filings with the SEC before deciding to invest in our stock or to maintain or change your investment. These forward-looking statements are based on information as of the filing date of this Report, and we undertake no obligation to revise or update any forward-looking statement for any reason.

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
Interest Rate Risk
Our cash equivalents and our portfolio of investments and funds held for payroll customers are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents, investments and funds held for payroll customers and the value of those investments. Should interest rates increase by 10% or about 30 basis points from the levels of January 31, 2006, the value of our investments and funds held for payroll customers would decline by approximately $0.6 million. Should interest rates increase by 100 basis points from the levels of January 31, 2006, the value of our investments and funds held for payroll customers would decline by approximately $2.0 million.
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
Since we translate foreign currencies (primarily Canadian dollars and British pounds) into U.S dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations on our financial results has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant primarily because our international subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of January 31, 2006, we did not engage in foreign currency hedging activities.

ITEM 4
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Based upon an evaluation of the effectiveness of disclosure controls and procedures, Intuit’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)) were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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

PART II
ITEM 1
LEGAL PROCEEDINGS

Muriel Siebert & Co., Inc. v. Intuit Inc., Index No. 03-602942, Supreme Court of the State of New York, County of New York.
On September 17, 2003 Muriel Siebert & Co., Inc. filed a complaint against Intuit alleging various claims for breach of contract, breach of express and implied covenants of good faith and fair dealing, breach of fiduciary duty, misrepresentation and/or fraud, and promissory estoppel. The allegations relate to Quicken Brokerage powered by Siebert, a strategic alliance between the two companies. The complaint seeks compensatory damages of up to $11.1 million, punitive damages of up to $33.0 million, and other damages. Intuit unsuccessfully sought to compel the matter to arbitration. On February 7, 2005 Intuit filed a motion to dismiss all but one of the plaintiff’s claims in New York state court. On September 6, 2005, the court dismissed Siebert’s fraud and punitive damages claims. The case is now stayed pending appellate review by the Appellate Division of the New York Supreme Court of certain procedural issues in the case. Intuit believes this lawsuit is without merit and will vigorously defend the litigation.
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

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
Stock repurchase activity during the three months ended January 31, 2006 was as follows:

			Total Number	Approximate
			of Shares	Dollar Value of
	Total Number	Average	Purchased as	Shares That May
	of Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plans
November 1, 2005 through November 30, 2005	955,000	$53.38	955,000	$545,002,729
December 1, 2005 through December 31, 2005	4,378,913	$53.67	4,378,913	$309,983,167
January 1, 2006 through January 31, 2006	265,000	$53.53	265,000	$295,798,986
Total	5,598,913	$53.61	5,598,913

Notes:

1.	All shares repurchased as part of publicly announced plans during the three months ended January 31, 2006 were purchased under our fifth and sixth stock repurchase programs, which were for $500.0 million each. Our fifth repurchase program was announced on May 18, 2005 and was completed in December 2005 and our sixth repurchase program was announced on November 16, 2005 and expires on November 14, 2008. We expect to continue to repurchase shares under our sixth repurchase program during the remainder of fiscal 2006.

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Intuit’s Annual Meeting of Stockholders held on December 16, 2005, our stockholders voted as follows on the proposals below:
1.	Proposal to elect directors:

	For	Withheld
Stephen M. Bennett	150,824,779	6,139,556
Christopher W. Brody	140,256,990	16,707,345
William V. Campbell	150,448,261	6,516,074
Scott D. Cook	150,453,332	6,511,003
L. John Doerr	148,991,897	7,972,438
Donna L. Dubinsky	155,425,042	1,539,293
Michael R. Hallman	139,866,659	17,097,676
Dennis D. Powell	155,430,439	1,533,896
Stratton D. Sclavos	126,793,884	30,170,451
2.	Proposal to ratify the selection of Ernst & Young LLP as Intuit’s independent registered public accounting firm for fiscal 2006:

For	155,517,183
Against	493,158
Abstain	953,994
Broker Non-Votes	0
3.	Proposal to approve amendment of Intuit’s 2005 Equity Incentive Plan:

For	90,165,608
Against	49,193,887
Abstain	1,018,157
Broker Non-Votes	16,586,683

ITEM 5
OTHER INFORMATION

Amendment to the Intuit Inc. 2005 Equity Incentive Plan
Intuit’s stockholders approved an amendment to the Intuit Inc. 2005 Equity Incentive Plan at Intuit’s Annual Meeting of Stockholders held on December 16, 2005. The effects of the amendment to the plan include: (1) extending the term of the plan by one additional year, through December 9, 2007; (2) adding 6,500,000 shares to cover awards under the plan through its amended term; and (3) amending the pre-existing 2,000,000-share cap on equity awards that can be granted at below fair market value (for example, restricted stock or restricted stock units) to allow that up to 50% of the equity awards granted under the plan each fiscal year can be below fair market value awards.

ITEM 6
EXHIBITS

We have filed the following exhibits as part of this report:

Incorporated by Reference
Exhibit No.	Exhibit Description	Filed with this 10-Q	Form	File No.	Date Filed
10.01+	Intuit Inc. 2005 Equity Incentive Plan, as amended through December 16, 2005		S-8	333-130453	12/19/05
31.01	Certification of Chief Executive Officer	X
31.02	Certification of Chief Financial Officer	X
32.01	Section 1350 Certification (Chief Executive Officer)	X
32.02	Section 1350 Certification (Chief Financial Officer)	X

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)

Date: March 9, 2006	By:	/s/ KIRAN M. PATEL

Kiran M. Patel
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.01	Certification of Chief Executive Officer
31.02	Certification of Chief Financial Officer
32.01	Section 1350 Certification (Chief Executive Officer)
32.02	Section 1350 Certification (Chief Financial Officer)