Form 10-Q
period 2006-04-30
INTUIT INC
filed 2006-06-09
CIK 896878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2006
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
170,847,931 shares of Common Stock, $0.01 par value, as of May 31, 2006

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

PART I
ITEM 1
FINANCIAL STATEMENTS
INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
(In thousands, except per share amounts; unaudited)	2006	2005	2006	2005
Net revenue:
Product	$420,201	$414,730	$1,159,734	$1,065,931
Service	512,695	402,352	784,232	621,919
Other	19,707	17,782	55,412	48,034

Total net revenue	952,603	834,864	1,999,378	1,735,884

Costs and expenses:
Cost of revenue:
Cost of product revenue	43,667	44,916	147,837	138,623
Cost of service revenue	58,162	50,126	168,829	137,336
Cost of other revenue	6,102	6,928	18,076	17,836
Amortization of purchased intangible assets	2,289	2,542	8,001	7,709
Selling and marketing	187,654	158,035	531,987	460,039
Research and development	97,335	78,394	294,699	229,705
General and administrative	74,009	67,743	202,901	173,809
Acquisition-related charges	3,278	3,966	10,590	12,576

Total costs and expenses	472,496	412,650	1,382,920	1,177,633

Operating income from continuing operations	480,107	422,214	616,458	558,251
Interest and other income	8,691	5,727	20,317	12,564
Gains on marketable equity securities and other investments, net	79	124	7,373	342

Income from continuing operations before income taxes	488,877	428,065	644,148	571,157
Income tax provision	190,229	129,992	247,864	173,607

Net income from continuing operations	298,648	298,073	396,284	397,550
Net income from discontinued operations	—	2,434	39,533	4,073

Net income	$298,648	$300,507	$435,817	$401,623

Basic net income per share from continuing operations	$1.74	$1.63	$2.27	$2.14
Basic net income per share from discontinued operations	—	0.01	0.22	0.02

Basic net income per share	$1.74	$1.64	$2.49	$2.16

Shares used in basic per share amounts	171,835	183,422	174,828	186,062

Diluted net income per share from continuing operations	$1.68	$1.60	$2.19	$2.10
Diluted net income per share from discontinued operations	—	0.01	0.22	0.02

Diluted net income per share	$1.68	$1.61	$2.41	$2.12

Shares used in diluted per share amounts	177,959	186,887	181,113	189,808

Net income for the three and nine months ended April 30, 2006 included share-based compensation expense for stock options and our Employee Stock Purchase Plan that we recorded as a result of our adoption of SFAS 123(R) on August 1, 2005. For continuing operations, this expense totaled $15.8 million and $51.4 million before income taxes and $10.3 million and $32.7 million net of income taxes for those periods. We recorded no share-based compensation expense for stock options or our Employee Stock Purchase Plan for the three and nine months ended April 30, 2005 because we did not adopt the optional recognition provisions of SFAS 123. As previously disclosed in the notes to our financial statements for the three and nine months ended April 30, 2005, net income including pro forma share-based compensation expense for those periods was $290.6 million and $364.9 million. See Note 1 and Note 10 to the financial statements for additional information.
See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	July 31,
(In thousands; unaudited)	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$252,969	$83,842
Investments	1,029,208	910,416
Accounts receivable, net	144,940	86,125
Deferred income taxes	61,647	54,854
Prepaid expenses, taxes and other current assets	79,553	99,275
Current assets of discontinued operations	—	21,989

Current assets before funds held for payroll customers	1,568,317	1,256,501
Funds held for payroll customers	408,790	357,838

Total current assets	1,977,107	1,614,339

Property and equipment, net	197,495	208,548
Goodwill, net	530,095	509,499
Purchased intangible assets, net	62,096	69,678
Long-term deferred income taxes	147,878	118,475
Loans to executive officers and other employees	8,865	9,245
Other assets	35,250	30,078
Long-term assets of discontinued operations	—	156,589

Total assets	$2,958,786	$2,716,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$92,985	$65,812
Accrued compensation and related liabilities	139,095	144,823
Deferred revenue	220,271	279,382
Income taxes payable	241,049	30,423
Other current liabilities	167,952	103,131
Current liabilities of discontinued operations	—	21,995

Current liabilities before payroll customer fund deposits	861,352	645,566
Payroll customer fund deposits	408,790	357,838

Total current liabilities	1,270,142	1,003,404

Long-term obligations	15,709	17,308
Long-term obligations of discontinued operations	—	240

Total long-term obligations	15,709	17,548

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	2,063,333	1,977,954
Treasury stock, at cost	(2,033,456)	(1,557,833)
Deferred compensation	—	(16,283)
Accumulated other comprehensive income	2,482	174
Retained earnings	1,640,576	1,291,487

Total stockholders’ equity	1,672,935	1,695,499

Total liabilities and stockholders’ equity	$2,958,786	$2,716,451

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended April 30, 2006 and 2005

						Accumulated
			Additional			Other		Total
	Common Stock		Paid In	Treasury	Deferred	Comprehensive	Retained	Stockholders’
(Dollars in thousands; unaudited)	Shares	Amount	Capital	Stock	Compensation	Income (Loss)	Earnings	Equity

Balance at July 31, 2005	179,270,062	$1,793	$1,976,161	$(1,557,833)	$(16,283)	$174	$1,291,487	$1,695,499
Reclassification of deferred compensation balance upon adoption of SFAS 123(R)			(16,283)		16,283			—
Components of comprehensive income:
Net income							435,817	435,817
Other comprehensive income, net of tax						2,308		2,308

Comprehensive net income								438,125
Issuance of common stock upon exercise of options and other	6,249,588	62		285,931			(84,473)	201,520
Issuance of common stock pursuant to Employee Stock Purchase Plan	399,419	4		18,277			(2,255)	16,026
Stock repurchases under stock repurchase programs	(15,426,913)	(154)		(779,831)				(779,985)
Tax benefit from employee stock option transactions			46,109					46,109
Share-based compensation — restricted stock			4,000					4,000
Share-based compensation — all other (1)			51,641					51,641

Balance at April 30, 2006	170,492,156	$1,705	$2,061,628	$(2,033,456)	$—	$2,482	$1,640,576	$1,672,935

(1)	Includes $51,364 for continuing operations and $277 for Intuit Information Technology Solutions discontinued operations.

						Accumulated
			Additional			Other		Total
	Common Stock		Paid In	Treasury	Deferred	Comprehensive	Retained	Stockholders’
(Dollars in thousands; unaudited)	Shares	Amount	Capital	Stock	Compensation	Income (Loss)	Earnings	Equity

Balance at July 31, 2004	190,090,604	$1,901	$1,947,325	$(1,088,389)	$(19,434)	$(3,375)	$984,391	$1,822,419
Components of comprehensive income:
Net income							401,623	401,623
Other comprehensive income, net of tax						1,679		1,679

Comprehensive net income								403,302
Issuance of common stock upon exercise of options and other	2,840,230	28		128,762			(47,330)	81,460
Issuance of common stock pursuant to Employee Stock Purchase Plan	462,469	5		21,898			(5,958)	15,945
Stock repurchases under stock repurchase programs	(11,493,290)	(115)		(499,881)				(499,996)
Repurchases of vested restricted stock	(16,053)			(671)				(671)
Tax benefit from employee stock option transactions			14,203					14,203
Stock bonus awards and related stock issuance	253		71		(71)			—
Retirement of treasury stock and other	74		(7)	7				—
Reduction of deferred stock compensation due to stock option cancellations			(33)		33			—
Share-based compensation — restricted stock					4,370			4,370
Share-based compensation — acquisitions					133			133

Balance at April 30, 2005	181,884,287	$1,819	$1,961,559	$(1,438,274)	$(14,969)	$(1,696)	$1,332,726	$1,841,165

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
(In thousands; unaudited)	2006	2005	2006	2005
Cash flows from operating activities:
Net income	$298,648	$300,507	$435,817	$401,623
Net income from discontinued operations	—	(2,434)	(39,533)	(4,073)

Net income from continuing operations	298,648	298,073	396,284	397,550
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation	23,117	32,517	68,878	77,247
Acquisition-related charges	3,278	3,966	10,590	12,576
Amortization of purchased intangible assets	2,289	2,542	8,001	7,709
Amortization of other purchased intangible assets	2,526	2,220	6,816	5,986
Share-based compensation — restricted stock	1,347	1,119	4,000	4,370
Share-based compensation — all other	15,844	—	51,364	—
Loss (gain) on disposal of property and equipment	62	(546)	(65)	(680)
Amortization of premiums and discounts on available-for-sale debt securities	720	2,569	2,786	8,315
Net realized loss on sales of available-for-sale debt securities	15	99	493	1,619
Net gains on marketable equity securities and other investments	(79)	(124)	(7,373)	(342)
Deferred income taxes	(33,670)	(42,566)	(35,278)	(42,296)
Tax benefit from share-based compensation plans	17,033	5,154	46,109	14,203
Excess tax benefit from share-based compensation plans	(9,564)	—	(22,949)	—
Gain on foreign exchange transactions	(238)	(46)	(132)	(408)

Subtotal	321,328	304,977	529,524	485,849

Changes in operating assets and liabilities:
Accounts receivable	174,665	167,749	(58,186)	(49,580)
Prepaid expenses, taxes and other current assets	2,802	12,320	35,172	3,041
Accounts payable	(33,146)	(6,719)	26,456	25,656
Accrued compensation and related liabilities	14,485	10,220	(5,997)	(13,764)
Deferred revenue	(36,607)	(44,055)	(59,669)	(11,245)
Income taxes payable	209,478	167,185	201,050	184,339
Other current liabilities	5,643	(41,791)	62,645	67,057

Total changes in operating assets and liabilities	337,320	264,909	201,471	205,504

Net cash provided by operating activities of continuing operations	658,648	569,886	730,995	691,353
Net cash provided by operating activities of discontinued operations	—	5,727	14,090	17,110

Net cash provided by operating activities	658,648	575,613	745,085	708,463

Cash flows from investing activities:
Purchases of available-for-sale debt securities	(589,772)	(685,709)	(1,271,564)	(2,028,769)
Liquidation and maturity of available-for-sale debt securities	270,696	392,351	1,149,418	1,872,883
Proceeds from sale of marketable equity securities	5,765	—	10,000	—
Net change in funds held for payroll customers’ money market funds and other cash equivalents	15,218	(30,346)	(50,952)	(38,191)
Purchases of property and equipment	(11,539)	(18,757)	(59,451)	(56,317)
Proceeds from sale of property	2,692	3,151	3,026	3,151
Change in other assets	655	165	(5,724)	(4,445)
Net change in payroll customer funds deposits	(15,218)	30,346	50,952	38,191
Acquisitions of businesses and intangible assets, net of cash acquired	(2,977)	—	(36,858)	(4,156)

Net cash used in investing activities of continuing operations	(324,480)	(308,799)	(211,153)	(217,653)

Net proceeds from sales of discontinued operations	—	422	171,833	9,619

Net cash used in investing activities	(324,480)	(308,377)	(39,320)	(208,034)

Cash flows from financing activities:
Change in long-term obligations	(71)	(1,552)	(721)	(2,893)
Net proceeds from issuance of common stock under stock plans	69,995	37,035	217,546	97,405
Purchase of treasury stock	(285,004)	(216,456)	(779,985)	(500,667)
Excess tax benefit from share-based compensation plans	9,564	—	22,949	—

Net cash used in financing activities	(205,516)	(180,973)	(540,211)	(406,155)

Effect of exchange rates on cash and cash equivalents	1,611	(371)	3,573	493

Net increase in cash and cash equivalents	130,263	85,892	169,127	94,767
Cash and cash equivalents at beginning of period	122,706	34,867	83,842	25,992

Cash and cash equivalents at end of period	$252,969	$120,759	$252,969	$120,759

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
As discussed later in this Note 1, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” on August 1, 2005 using the modified prospective transition method. Accordingly, our operating income from continuing operations for the three and nine months ended April 30, 2006 includes approximately $15.8 million and $51.4 million in share-based employee compensation expense for stock options and our Employee Stock Purchase Plan. Because we elected to use the modified prospective transition method, results for prior periods have not been restated.
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
We have included all normal recurring adjustments and the adjustments for discontinued operations that we considered necessary to give a fair presentation of our operating results for the periods presented. These condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements for the fiscal year ended July 31, 2005 included in Intuit’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 26, 2005. Results for the three and nine months ended April 30, 2006 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2006 or any other future period.
Our QuickBooks, Consumer Tax and Professional Tax businesses are highly seasonal. Some of our other offerings are also seasonal, but to a lesser extent. Revenue from many of our small business software products, including QuickBooks, tends to be concentrated around calendar year end. Sales of income tax preparation products and services are heavily concentrated in the period from November through April. These seasonal patterns mean that our total net revenue is usually highest during our second quarter ending January 31 and third quarter ending April 30. We typically report losses in our first quarter ending October 31 and fourth quarter ending July 31, when revenue from our tax businesses is minimal while operating expenses continue at relatively consistent levels.
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
In some situations, we receive advance payments from our customers. We also offer multiple element arrangements to our customers. We defer revenue associated with these advance payments and the relative fair value of undelivered elements under multiple element arrangements until we ship the products or perform the services. Deferred revenue consisted of the following at the dates indicated:

	April 30,	July 31,
(In thousands)	2006	2005
Product and product-related services	$178,640	$261,135
Customer support	41,631	18,247

Total deferred revenue	$220,271	$279,382

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
We recognize product revenue in accordance with SFAS 48, “Revenue Recognition When Right of Return Exists.” We reduce product revenue from distributors and retailers for estimated returns that are based on historical returns experience and other factors, such as the volume and price mix of products in the retail channel, return rates for prior releases of the product, trends in retailer inventory and economic trends that might impact customer demand for our products (including the competitive environment and the timing of new releases of our product). We also reduce product revenue for the estimated redemption of rebates on certain current product sales. Our estimated reserves for distributor and retailer sales incentive rebates are based on distributors’ and retailers’ actual performance against the terms and conditions of rebate programs, which we typically establish annually. Our reserves for end user rebates are estimated based on the terms and conditions of the specific promotional rebate program, actual sales during the promotion, the amount of redemptions received and historical redemption trends by product and by type of promotional program.
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
In situations where VSOE exists for all elements (delivered and undelivered), we allocate the total revenue to be earned under the arrangement among the various elements, based on their relative fair value. For transactions where VSOE exists only for the undelivered elements, we defer the full fair value of the undelivered elements and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. If VSOE does not exist for an undelivered service element, we recognize the revenue from the arrangement as the services are delivered. If VSOE does not exist for undelivered elements that are specified products or features, we defer revenue until the earlier of the delivery of all elements or the point at which we determine VSOE for these undelivered elements.
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

The following table presents the composition of shares used in the computation of basic and diluted net loss per share for the periods indicated.

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
(In thousands, except per share amounts)	2006	2005	2006	2005
Numerator:
Net income from continuing operations	$298,648	$298,073	$396,284	$397,550
Net income from discontinued operations	—	2,434	39,533	4,073

Net income	$298,648	$300,507	$435,817	$401,623

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	171,835	183,422	174,828	186,062

Shares used in diluted per share amounts:
Weighted average common shares outstanding	171,835	183,422	174,828	186,062
Dilutive common equivalent shares from stock options and restricted stock awards	6,124	3,465	6,285	3,746

Dilutive weighted average common shares outstanding	177,959	186,887	181,113	189,808

Basic and diluted net income per share:
Basic net income per share from continuing operations	$1.74	$1.63	$2.27	$2.14
Basic net income per share from discontinued operations	—	0.01	0.22	0.02

Basic net income per share	$1.74	$1.64	$2.49	$2.16

Diluted net income per share from continuing operations	$1.68	$1.60	$2.19	$2.10
Diluted net income per share from discontinued operations	—	0.01	0.22	0.02

Diluted net income per share	$1.68	$1.61	$2.41	$2.12

Weighted average stock options excluded from calculation due to anti-dilutive effect:
Stock options with combined exercise prices and unamortized fair values that were greater than the average market price for the common stock in the period	3,836	12,136	8,485	10,147

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

Funds Held for Payroll Customers and Payroll Customer Fund Deposits
Funds held for payroll customers represent amounts held on behalf of our payroll customers that are invested in cash, cash equivalents and investments. Payroll customer fund deposits consist primarily of direct deposit funds and payroll taxes we owe on behalf of our payroll customers.
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
Share-Based Compensation Plans
Our share-based employee compensation plans are described in Note 10. Prior to August 1, 2005, we accounted for these share-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS 123, “Accounting for Stock-Based Compensation.” Accordingly, we recorded no share-based employee compensation expense for options granted under the 2005 Plan or its predecessor plans during the three and nine months ended April 30, 2005 as all options granted under those plans had exercise prices equal to the fair market value of our common stock on the date of grant. We also recorded no compensation expense in those periods in connection with our Employee Stock Purchase Plan as the purchase price of the stock was not less than 85% of the lower of the fair market value of our common stock at the beginning of each offering period or at the end of each purchase period. In accordance with SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” we provided pro forma net income or loss and net income or loss per share disclosures for each period prior to the adoption of SFAS 123(R) as if we had applied the fair value-based method in measuring compensation expense for our share-based compensation plans.
Effective August 1, 2005, we adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment,” using the modified prospective transition method. Under that transition method, compensation expense that we recognized for the three and nine months ended April 30, 2006 included: (a) period compensation expense for all share-based payments granted prior to, but not yet vested as of, August 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, adjusted for forfeitures, and (b) period compensation expense for all share-based payments granted on or after August 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Because we elected to use the modified prospective transition method, results for prior periods have not been restated. In March 2005 the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R). See Note 10 for information on the impact of our adoption of SFAS 123(R) and the assumptions we use to calculate the fair value of share-based employee compensation.

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
We sell a significant portion of our products through third-party retailers and distributors. As a result, we face risks related to the collectibility of our accounts receivable. For example, at January 31, 2006, in the midst of the 2005 consumer tax season, amounts due from our eight largest retailers and distributors represented approximately 47% of total accounts receivable. To appropriately manage this risk, we perform ongoing evaluations of customer credit and limit the amount of credit extended as we deem appropriate but generally do not require collateral. We maintain reserves for estimated credit losses and these losses have historically been within our expectations. However, since we cannot necessarily predict future changes in the financial stability of our customers, we cannot guarantee that our reserves will continue to be adequate. No distributor or individual retailer accounted for 10% or more of total net revenue in the three or nine months ended April 30, 2006 or 2005. No customer accounted for 10% or more of total accounts receivable at April 30, 2006 or July 31, 2005. Amounts due from Rock Acquisition Corporation, the purchaser of our Quicken Loans mortgage business, under certain licensing and distribution agreements comprised 11% of total accounts receivable at July 31, 2005.
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

	April 30, 2006		July 31, 2005
(In thousands)	Cost	Fair Value	Cost	Fair Value
Type of issue:
Cash and cash equivalents in funds held for payroll customers	$316,369	$316,369	$263,860	$263,860
Available-for-sale debt securities:
Corporate notes	—	—	7,000	7,000
Municipal bonds	1,112,643	1,111,738	981,341	980,500
U.S. government securities	10,000	9,891	16,991	16,894

Total available-for-sale debt securities	1,122,643	1,121,629	1,005,332	1,004,394

Total investments and funds held for payroll customers	$1,439,012	$1,437,998	$1,269,192	$1,268,254

Classification of investments on balance sheets:
Investments	$1,030,222	$1,029,208	$911,354	$910,416
Funds held for payroll customers	408,790	408,790	357,838	357,838

Total investments and funds held for payroll customers	$1,439,012	$1,437,998	$1,269,192	$1,268,254

We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income (loss) in the equity section of our balance sheet. Gross unrealized gains and losses on our available-for-sale debt securities were as follows at the dates indicated:

	April 30,	July 31,
(In thousands)	2006	2005
Gross unrealized gains	$5	$31
Gross unrealized losses	(1,019)	(969)

Net unrealized losses	$(1,014)	$(938)

The following table summarizes the fair value and gross unrealized losses related to 92 available-for-sale debt securities, aggregated by type of investment and length of time that individual securities have been in a continuous unrealized loss position, at April 30, 2006:

	In a Loss Position for		In a Loss Position for
	Less Than 12 Months		12 Months or More		Total in a Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Corporate notes	$—	$—	$—	$—	$—	$—
Municipal bonds	205,058	(856)	22,011	(53)	227,069	(909)
U.S. government securities	9,890	(110)	—	—	9,890	(110)

	$214,948	$(966)	$22,011	$(53)	$236,959	$(1,019)

We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments that we held at April 30, 2006 were not other-than-temporarily impaired. While certain available-for-sale debt securities have fair values that are below cost, we believe that if the securities were held to maturity it is probable that principal and interest would be collected in accordance with contractual terms, and that the decline in market value is due to changes in interest rates and not due to increased credit risk.
We include realized gains and losses on our available-for-sale debt securities in interest and other income on our statement of operations. Gross realized gains and losses on our available-for-sale debt securities were as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
(In thousands)	2006	2005	2006	2005
Gross realized gains	$2	$3	$12	$168
Gross realized losses	(17)	(102)	(505)	(1,787)

Net realized losses	$(15)	$(99)	$(493)	$(1,619)

The following table summarizes our available-for-sale debt securities held in investments and funds held for payroll customers, classified by the stated maturity date of the security.

	April 30, 2006
(In thousands)	Cost	Fair Value
Due within one year	$145,845	$145,382
Due within two years	67,613	67,278
Due within three years	3,151	3,137
Due after three years	906,034	905,832

Total available-for-sale debt securities	$1,122,643	$1,121,629

Approximately 90% of our available-for-sale debt securities at April 30, 2006 had an interest reset date, put date or mandatory call date within one year.
3. Goodwill and Purchased Intangible Assets
In November 2005 we acquired all of the outstanding shares of My Corporation Business Services, Inc. for $20.9 million in cash. We deposited $3.0 million of the purchase price in a third-party escrow account, to be held for up to eighteen months from the date of purchase to satisfy potential indemnification claims that may affect the purchase price. Doing business as MyCorporation.com, the company offers online incorporation and related corporate services to small and medium-sized businesses. We acquired MyCorporation.com as part of our Right for Me initiative to offer a wider range of business solutions for small businesses. MyCorporation.com became part of our Consumer Tax segment. Tangible assets and liabilities acquired were not significant. We allocated $1.4 million of the purchase price to identified intangible assets and recorded the excess purchase price of $19.5 million as goodwill. The identified intangible assets are being amortized over terms ranging from two to four years. In accordance with purchase accounting rules, we have included MyCorporation’s results of operations in our consolidated results of operations from the date of acquisition. MyCorporation.com’s results of operations for periods prior to the date of acquisition were not material when compared with our consolidated results.
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
The components of accumulated other comprehensive income (loss), net of income taxes, were as follows for the periods indicated:

	Unrealized Gain (Loss) on		Foreign
		Marketable	Currency
(In thousands)	Investments	Securities	Translation	Total
Balance July 31, 2005	$(582)	$1,451	$(695)	$174
Unrealized (loss) gain, net of income tax benefit of $216 and provision of $1,354	(353)	2,210	—	1,857
Reclassification adjustment for realized loss (gain) included in net income, net of income tax provision of $187 and benefit of $2,244	306	(3,661)	—	(3,355)
Translation adjustment	—	—	3,806	3,806

Other comprehensive income (loss)	(47)	(1,451)	3,806	2,308

Balance April 30, 2006	$(629)	$—	$3,111	$2,482

Balance July 31, 2004	$(1,502)	$375	$(2,248)	$(3,375)
Unrealized (loss) gain, net of income tax benefit of $520 and provision of $785	(980)	1,314	—	334
Reclassification adjustment for realized loss included in net income, net of income tax provision of $616	1,004	—	—	1,004
Translation adjustment	—	—	341	341

Other comprehensive income	24	1,314	341	1,679

Balance April 30, 2005	$(1,478)	$1,689	$(1,907)	$(1,696)

Comprehensive net income was as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
(In thousands)	2006	2005	2006	2005
Net income	$298,648	$300,507	$435,817	$401,623
Other comprehensive income (loss)	1,170	(994)	2,308	1,679

Comprehensive net income, net of income taxes	$299,818	$299,513	$438,125	$403,302

Income tax provision (benefit) netted against other comprehensive income	$33	$(344)	$(919)	$881

5. Discontinued Operations
Intuit Information Technology Solutions
In December 2005 we sold our Intuit Information Technology Solutions (ITS) business for approximately $200 million in cash. The buyer deposited approximately $20 million of the total purchase price in a third-party escrow account to be held through December 2006 to cover breaches of representations and warranties set forth in the purchase agreement, should they arise. The full escrow amount is included in other current assets on our balance sheet at April 30, 2006. ITS was part of our Intuit-Branded Small Business segment. The decision to sell ITS was a result of our desire to focus resources on our core products and services.
In accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we accounted for the sale as discontinued operations. We have therefore segregated the net assets, operating results and cash flows of ITS from continuing operations on our balance sheet at July 31, 2005 and from our statements of operations and statements of cash flows for all periods prior to the sale. We recorded a $34.3 million net gain on disposal of ITS which is included in net income from discontinued operations on our statement of operations for the nine months ended April 30, 2006. See the table later in this Note 5 for the components of net income from discontinued operations.
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

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
(In thousands)	2006	2005	2006	2005
Net income (loss) from discontinued operations
Net loss from Intuit Public Sector Solutions operations	$—	$—	$—	$(486)
Net loss on disposal of Intuit Public Sector Solutions discontinued operations	—	—	—	(4,771)
Net income from Intuit Information Technology Solutions operations	—	2,434	5,209	9,330
Net gain on disposal of Intuit Information Technology Solutions discontinued operations	—	—	34,324	—

Total net income from discontinued operations	$—	$2,434	$39,533	$4,073

Net revenue from discontinued operations
Intuit Public Sector Solutions	$—	$—	$—	$3,827
Intuit Information Technology Solutions	—	14,641	20,167	42,250

Total net revenue from discontinued operations	$—	$14,641	$20,167	$46,077

Income (loss) from discontinued operations before income taxes
Intuit Public Sector Solutions	$—	$—	$—	$(786)
Intuit Information Technology Solutions	—	3,927	9,100	15,049

Total income from discontinued operations before income taxes	$—	$3,927	$9,100	$14,263

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
QuickBooks-Related product revenue is derived primarily from QuickBooks desktop software products; QuickBooks Payroll, a family of products sold on a subscription basis offering payroll tax tables, forms, electronic tax payment and filing, and in some cases QuickBooks software upgrades, to small businesses that prepare their own payrolls; and financial supplies such as paper checks, envelopes and invoices. QuickBooks-Related service revenue is derived primarily from merchant services, QuickBooks Online Edition and QuickBooks support plans. Other revenue for this segment consists primarily of royalties from small business online services.
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

Consumer Tax product revenue is derived primarily from TurboTax federal and state consumer and business desktop tax return preparation software. Consumer Tax service revenue is derived primarily from TurboTax Online tax return preparation, electronic filing and refund transfer services.
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

The following tables show our financial results by reportable segment for the three and nine months ended April 30, 2006 and 2005.

		Intuit-
		Branded
	QuickBooks	Small	Consumer	Professional	Other
(In thousands)	Related	Business	Tax	Tax	Businesses	Corporate	Consolidated

Three months ended April 30, 2006
Product revenue	$157,447	$8,547	$121,439	$83,063	$49,705	$—	$420,201
Service revenue	50,899	54,558	377,724	21,657	7,857	—	512,695
Other revenue	3,268	47	95	—	16,297	—	19,707

Total net revenue	211,614	63,152	499,258	104,720	73,859	—	952,603

Segment operating income	81,250	10,289	406,099	75,038	35,927	—	608,603
Common expenses	—	—	—	—	—	(122,929)	(122,929)

Subtotal	81,250	10,289	406,099	75,038	35,927	(122,929)	485,674
Amortization of purchased intangible assets	—	—	—	—	—	(2,289)	(2,289)
Acquisition-related charges	—	—	—	—	—	(3,278)	(3,278)
Interest and other income	—	—	—	—	—	8,691	8,691
Realized net gain on marketable equity securities	—	—	—	—	—	79	79

Income (loss) from continuing operations before income taxes	$81,250	$10,289	$406,099	$75,038	$35,927	$(119,726)	$488,877

		Intuit-
		Branded
	QuickBooks	Small	Consumer	Professional	Other
(In thousands)	Related	Business	Tax	Tax	Businesses	Corporate	Consolidated

Three months ended April 30, 2005
Product revenue	$155,095	$8,676	$135,731	$73,346	$41,882	$—	$414,730
Service revenue	39,489	47,685	283,214	26,438	5,526	—	402,352
Other revenue	2,062	24	30	2	15,664	—	17,782

Total net revenue	196,646	56,385	418,975	99,786	63,072	—	834,864

Segment operating income	82,933	2,169	352,452	71,337	30,412	—	539,303
Common expenses	—	—	—	—	—	(110,581)	(110,581)

Subtotal	82,933	2,169	352,452	71,337	30,412	(110,581)	428,722
Amortization of purchased intangible assets	—	—	—	—	—	(2,542)	(2,542)
Acquisition-related charges	—	—	—	—	—	(3,966)	(3,966)
Interest and other income	—	—	—	—	—	5,727	5,727
Realized net gain on marketable equity securities	—	—	—	—	—	124	124

Income (loss) from continuing operations before income taxes	$82,933	$2,169	$352,452	$71,337	$30,412	$(111,238)	$428,065

		Intuit-
		Branded
	QuickBooks	Small	Consumer	Professional	Other
(In thousands)	Related	Business	Tax	Tax	Businesses	Corporate	Consolidated

Nine months ended April 30, 2006
Product revenue	$500,669	$24,868	$263,252	$238,157	$132,788	$—	$1,159,734
Service revenue	138,544	165,955	433,954	25,982	19,797	—	784,232
Other revenue	9,444	123	265	1	45,579	—	55,412

Total net revenue	648,657	190,946	697,471	264,140	198,164	—	1,999,378

Segment operating income	238,655	20,366	488,908	158,156	86,981	—	993,066
Common expenses	—	—	—	—	—	(358,017)	(358,017)

Subtotal	238,655	20,366	488,908	158,156	86,981	(358,017)	635,049
Amortization of purchased intangible assets	—	—	—	—	—	(8,001)	(8,001)
Acquisition-related charges	—	—	—	—	—	(10,590)	(10,590)
Interest and other income	—	—	—	—	—	20,317	20,317
Realized net gain on marketable equity securities	—	—	—	—	—	7,373	7,373

Income (loss) from continuing operations before income taxes	$238,655	$20,366	$488,908	$158,156	$86,981	$(348,918)	$644,148

		Intuit-
		Branded
	QuickBooks	Small	Consumer	Professional	Other
(In thousands)	Related	Business	Tax	Tax	Businesses	Corporate	Consolidated

Nine months ended April 30, 2005
Product revenue	$450,246	$27,139	$239,136	$226,853	$122,557	$—	$1,065,931
Service revenue	107,087	143,288	325,703	30,977	14,864	—	621,919
Other revenue	7,264	87	268	18	40,397	—	48,034

Total net revenue	564,597	170,514	565,107	257,848	177,818	—	1,735,884

Segment operating income	240,701	9,897	397,037	155,937	76,569	—	880,141
Common expenses	—	—	—	—	—	(301,605)	(301,605)

Subtotal	240,701	9,897	397,037	155,937	76,569	(301,605)	578,536
Amortization of purchased intangible assets	—	—	—	—	—	(7,709)	(7,709)
Acquisition-related charges	—	—	—	—	—	(12,576)	(12,576)
Interest and other income	—	—	—	—	—	12,564	12,564
Realized net gain on marketable equity securities	—	—	—	—	—	342	342

Income (loss) from continuing operations before income taxes	$240,701	$9,897	$397,037	$155,937	$76,569	$(308,984)	$571,157

7. Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

	April 30,	July 31,
(In thousands)	2006	2005
Reserve for product returns	$65,112	$30,454
Reserve for rebates	28,076	18,482
Executive deferred compensation plan	27,977	19,857
Other	46,787	34,338

Total other current liabilities	$167,952	$103,131

8. Long-Term Obligations and Commitments
Long-Term Obligations
Long-term obligations were as follows at the dates indicated:

	April 30,	July 31,
(In thousands)	2006	2005
Capital lease obligations: monthly installments through 2008; interest rates of 2.66% to 4.50%	$1,652	$3,718
Deferred rent	16,961	17,311
Other	1,858	2,233

Total long-term obligations	20,471	23,262
Less current portion (included in other current liabilities)	(4,762)	(5,954)

Long-term obligations due after one year	$15,709	$17,308

Operating Leases
We lease office facilities and equipment under various operating lease agreements. In the third quarter of fiscal 2005 we entered into an agreement under which we will lease approximately 365,000 square feet of office space in three buildings to be constructed by the landlord in San Diego, California, with an option to lease office space in a fourth building at the same location. In the third quarter of fiscal 2006 we entered into an amended agreement under which we exercised our option to lease approximately 101,000 square feet of office space in the fourth building. The lease term on the fourth building will begin on November 2, 2007 and end on August 31, 2017. We estimate that our total minimum commitment for the lease on the fourth building is approximately $34 million.

9. Income Taxes
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and other taxable items. The following table reconciles our effective income tax rate to the statutory federal income tax rate for the periods indicated.

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
	2006	2005	2006	2005
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
State income tax, net of federal benefit	3.9%	2.2%	3.9%	2.2%
Federal research and experimental credits	(0.5%)	(1.2%)	(0.5%)	(1.2%)
Tax exempt interest	(1.9%)	(0.9%)	(1.9%)	(0.9%)
Manufacturer tax deduction	(0.5%)	—	(0.5%)	—
Adjustment of tax reserves	0.5%	(4.2%)	0.4%	(3.3%)
Other, net	2.4%	(0.5%)	2.1%	(1.4%)

Effective income tax rate	38.9%	30.4%	38.5%	30.4%

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
10. Stockholders’ Equity
Stock Repurchase Programs
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. During the three months ended April 30, 2006 and 2005 we repurchased 5.5 million and 4.9 million shares of our common stock for $285.0 million and $215.8 million under these programs. During the nine months ended April 30, 2006 and 2005 we repurchased 15.4 million and 11.5 million shares of our common stock for $780.0 million and $500.0 million under these programs. At April 30, 2006, authorized funds of $10.8 million remained available for stock repurchases. In May 2006 we announced a new stock repurchase program under which we are authorized to repurchase up to $500.0 million of our common stock from time to time over a three-year period ending on May 14, 2009.
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
Share-Based Compensation Plans
Description of Share-Based Compensation Plans
Under our 2005 Equity Incentive Plan, we are permitted to grant incentive and non-qualified stock options, restricted stock awards, restricted stock units and stock bonus awards to our employees, non-employee directors and consultants. There are a total of 13,000,000 shares authorized under the 2005 Plan. Up to 50% of equity awards granted each year can be at less than full fair market value. All options granted under the 2005 Plan through April 30, 2006 have exercise prices equal to the fair market value of our stock on the date of grant. Options granted under the 2005 Plan typically vest over three years based on continued service and have a seven-year term. Outstanding awards that were originally granted under several predecessor plans also remain in effect in accordance with their terms. In addition, we maintain an Employee Stock Purchase Plan. The 2005 Plan, its predecessor plans and our Employee Stock Purchase Plan are described more fully in our fiscal 2005 Annual Report on Form 10-K.

Impact of the Adoption of SFAS 123(R)
See Note 1 for a description of our adoption of SFAS 123(R), “Share-Based Payment,” on August 1, 2005. The following table summarizes the share-based compensation expense for stock options and our Employee Stock Purchase Plan that we recorded for continuing operations in accordance with SFAS 123(R) for the three and nine months ended April 30, 2006. The impact of our adoption of SFAS 123(R) on discontinued operations was nominal for those periods.

	Three	Nine
	Months	Months
	Ended	Ended
	April 30,	April 30,
(In thousands)	2006	2006
Cost of product revenue	$211	$744
Cost of service revenue	456	1,589
Selling and marketing	5,572	17,129
Research and development	4,609	14,903
General and administrative	4,996	16,999

Reduction of operating income from continuing operations and income from continuing operations before income taxes	15,844	51,364
Income tax benefit	(5,528)	(18,698)

Reduction of net income from continuing operations	$10,316	$32,666

Reduction of net income per share from continuing operations:
Basic	$0.06	$0.19

Diluted	$0.06	$0.18

Prior to the adoption of SFAS 123(R), we presented deferred compensation as a separate component of stockholders’ equity. In accordance with the provisions of SFAS 123(R), on August 1, 2005 we reclassified the balance in deferred compensation to additional paid-in capital on our balance sheet.
Prior to the adoption of SFAS 123(R), we presented all tax benefits for deductions resulting from the exercise of stock options and the purchase of shares under our ESPP plan as operating cash flows on our statement of cash flows. SFAS 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options and ESPP shares (excess tax benefits) to be classified as financing cash flows. Accordingly, we classified the $9.6 million and $22.9 million in excess tax benefits as financing cash inflows rather than as operating cash inflows on our statements of cash flows for the three and nine months ended April 30, 2006.
Determining Fair Value
Valuation and Amortization Method. We estimate the fair value of stock options granted using the Black-Scholes option valuation model and a multiple option award approach. For options granted before August 1, 2005, we amortize the fair value on an accelerated basis. This is the same basis on which we amortized options granted before August 1, 2005 for our pro forma disclosures under SFAS 123. For options granted on or after August 1, 2005, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.
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
We used the following assumptions to estimate the fair value of options granted and shares purchased under our Employee Stock Purchase Plan for the three and nine months ended April 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
	2006	2005	2006	2005
Stock options:
Average expected term (years)	2.44	3.05	2.42	3.03
Expected volatility (range)	23.68% - 25.51%	39%	22.07% - 25.51%	39% - 42%
Weighted average expected volatility	23.87%	39%	23.48%	41%
Risk-free interest rate (range)	4.55% - 4.86%	3.30% - 3.72%	3.70% - 4.86%	2.09% - 3.72%
Expected dividend yield	0%	0%	0%	0%

Employee Stock Purchase Plan:
Average expected term (years)	0.25	1.00	0.27	1.00
Expected volatility (range)	24.45%	27%	22.44% - 24.45%	27% - 29%
Weighted average expected volatility	24.45%	27%	23.58%	28%
Risk-free interest rate (range)	4.41%	3.32%	3.14% - 4.41%	1.79% - 3.32%
Expected dividend yield	0%	0%	0%	0%

Stock Option Activity and Share-Based Compensation Expense
A summary of stock option activity under all share-based compensation plans during the nine months ended April 30, 2006 is as follows:

		Weighted
		Average
		Exercise
Options	Shares	Price
Outstanding at July 31, 2005	32,308,280	$39.18
Granted	2,081,550	48.18
Exercised	(6,249,588)	32.24
Cancelled / forfeited / expired	(1,117,589)	45.63

Outstanding at April 30, 2006	27,022,653	$41.22

The weighted average fair value of options granted during the nine months ended April 30, 2006 was $9.15.
Options outstanding and exercisable at April 30, 2006 were as follows:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted	Weighted
		Average	Average	Aggregate		Average	Average	Aggregate
		Remaining	Exercise	Intrinsic		Remaining	Exercise	Intrinsic
	Number	Contractual	Price per	Value (in	Number	Contractual	Price per	Value (in
Exercise Price	Outstanding	Life (in Years)	Share	thousands)	Exercisable	Life (in Years)	Share	thousands)
$ 0.18 - $26.31	2,618,889	1.95	$14.24	$104,575,061	2,618,889	1.95	$14.24	$104,575,061
$26.75 - $35.00	3,177,156	4.18	31.46	72,141,889	3,177,156	4.18	31.46	72,141,889
$35.31 - $39.45	5,106,970	5.21	37.38	85,722,038	3,669,467	5.18	37.35	61,726,597
$39.50 - $43.98	4,766,198	4.83	42.52	55,511,836	3,496,000	4.47	42.36	41,273,218
$44.03 - $49.90	7,428,775	5.52	47.23	51,562,164	2,512,763	4.15	46.46	19,381,897
$49.92 - $54.24	1,799,765	5.48	52.60	2,832,718	964,353	4.44	52.86	1,273,560
$55.40 - $64.81	827,920	4.16	59.99	—	821,252	4.14	60.03	—
$67.50 - $72.31	1,296,980	4.02	67.62	—	1,296,980	4.02	67.62	—

$ 0.18 - $72.31	27,022,653	4.72	$41.22	$372,345,706	18,556,860	4.11	$39.18	$300,372,222

We define in-the-money options at April 30, 2006 as options that had exercise prices that were lower than the $54.17 market price of our common stock at that date. The aggregate intrinsic value of options outstanding at April 30, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 24.8 million shares that were in-the-money at that date. There were 16.4 million in-the-money options exercisable at April 30, 2006. The total intrinsic value of options exercised during the nine months ended April 30, 2006 was $125.8 million, determined as of the date of exercise.
At April 30, 2006, we had 275,242 non-vested restricted stock awards that had a weighted average grant date fair value of $45.59. At July 31, 2005, we had 359,920 non-vested restricted stock awards that had a weighted average grant date fair value of $45.20.
We recorded $15.8 million and $51.4 million in share-based compensation expense for stock options and our Employee Stock Purchase Plan and $1.3 million and $4.0 million in share-based compensation expense for restricted stock awards in continuing operations for the three and nine months ended April 30, 2006. The total tax benefits related to this share-based compensation were $6.0 million and $20.0 million for the same periods. At April 30, 2006, there was $69.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans which we will amortize to expense in the future. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.0 years.
We received $64.3 million and $201.5 million in cash from option exercises under all share-based payment arrangements for the three and nine months ended April 30, 2006. The actual tax benefits that we realized related to tax deductions for non-qualified option exercises and disqualifying dispositions under all share-based payment arrangements and totaled $18.5 million and $49.6 million for those periods.
Due to our ongoing program of repurchasing our common stock on the open market, at April 30, 2006 we had 43.8 million treasury shares. We satisfy option exercises from this pool of treasury shares.
Comparable Disclosures
As discussed in Note 1, we accounted for share-based employee compensation under SFAS 123(R)’s fair value method during the three and nine months ended April 30, 2006. Prior to August 1, 2005 we accounted for share-based employee compensation under the provisions of APB 25. Accordingly, we recorded no share-based compensation expense for stock options or our Employee Stock Purchase Plan for the three and nine months ended April 30, 2005. The following table illustrates the effect on our net income and net income per share for the three and nine months ended April 30, 2005 if we had applied the fair value recognition provisions of SFAS 123 to share-based compensation using the Black-Scholes valuation model.

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
(In thousands, except per share amounts)	2006	2005	2006	2005
Net income
Net income, as reported in prior year (1)		$300,507		$401,623
Add: Share-based employee compensation expense included in reported net income, net of income taxes		—		81
Deduct: Total share-based employee compensation expense determined under fair value method for all awards, net of income taxes (2)		(9,876)		(36,794)

Net income, including share-based employee compensation (3)	$298,648	$290,631	$435,817	$364,910

Net income per share
Basic — as reported in prior year (1)		$1.64		$2.16

Basic — including share-based employee compensation (3)	$1.74	$1.58	$2.49	$1.96

Diluted — as reported in prior year (1)		$1.61		$2.12

Diluted — including share-based employee compensation (3)	$1.68	$1.56	$2.41	$1.92

(1)	Net income and net income per share as reported for periods prior to fiscal 2006 did not include share-based compensation expense for stock options and our Employee Stock Purchase Plan because we did not adopt the recognition provisions of SFAS 123.

(2)	Share-based compensation expense for periods prior to fiscal 2006 is calculated based on the pro forma application of SFAS 123.

(3)	Net income and net income per share including share-based employee compensation for periods prior to fiscal 2006 are based on the pro forma application of SFAS 123.

Distribution and Dilutive Effect of Options
The following table shows certain information about option grants to Named Executives and all option grants for the periods indicated. Named Executives are defined as our chief executive officer and each of the four other most highly compensated executive officers during the fiscal periods presented.

	Nine
	Months
	Ended	Twelve Months Ended
	April 30,	July 31,	July 31,
	2006	2005	2004
Net option grants during the period as a percentage of outstanding shares	1.0%	2.8%	2.9%
Grants to Named Executives during the period as a percentage of total options granted	0.0%	6.2%	7.1%
Grants to Named Executives during the period as a percentage of outstanding shares	0.0%	0.2%	0.3%
Options held by Named Executives as a percentage of total options outstanding	14.3%	13.0%	12.7%
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

12. Related Party Transactions
Loans to Executive Officers and Other Employees
Prior to July 30, 2002, loans to executive officers were generally made in connection with their relocation and purchase of a residence near their new place of work. Consistent with the requirements of the Sarbanes-Oxley legislation enacted on July 30, 2002, we have not made or modified any loans to executive officers since that date and we do not intend to make or modify any loans to executive officers in the future. At April 30, 2006, no loans were in default and all interest payments were current in accordance with the terms of the loan agreements.
At April 30, 2006 and July 31, 2005, loans to executive officers in the principal amount of $5.7 million and $6.0 million were outstanding and loans to other employees in the principal amount of $3.2 million were outstanding. These amounts were classified as long-term assets on our balance sheets in accordance with the terms of the loan agreements.
13. Subsequent Events
Sale of Master Builder Business
In May 2006 we announced and completed the sale of the assets of our Master Builder construction management software and solutions business to Sage Software, Inc., a subsidiary of The Sage Group plc. The Master Builder business was part of Intuit Construction Business Solutions in our Intuit-Branded Small Business segment. The Master Builder business had quarterly revenue of approximately $5 million and we expect the sale of this business to have an immaterial impact on fiscal 2006 income from continuing operations before income taxes. We also expect to record income tax expense of approximately $10 million as a result of this sale. In accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we will not account for this transaction as a discontinued operation.
Stock Split
On May 17, 2006 we announced that our Board of Directors has authorized a two-for-one stock split in the form of a stock dividend payable on July 6, 2006 to stockholders of record on June 21, 2006. We have not restated share and per share amounts contained in these financial statements and related footnotes to reflect this stock split. We will restate share and per share amounts contained in our financial statements and related footnotes to reflect this stock split beginning in the fourth quarter of fiscal 2006.
Had this stock split occurred during the three months ended April 30, 2006, basic net income per share for the three and nine months ended April 30, 2006 would have been $0.87 and $1.25 and restated basic net income per share for the three and nine months ended April 30, 2005 would have been $0.82 and $1.08. Diluted net income per share for the three and nine months ended April 30, 2006 would have been $0.84 and $1.20 and restated diluted net income per share for the three and nine months ended April 30, 2005 would have been $0.80 and $1.06.

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
Executive Overview
The following overview discusses at a high level our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important in order to understand our financial results for the first nine months of fiscal 2006 as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Quarterly Report on Form 10-Q.
About Intuit
Intuit is a leading provider of business and financial management solutions for small business, consumer and professional tax, and accountants. We organize our business into the following five segments:
•	QuickBooks-Related. This segment includes our QuickBooks accounting and business management software for small businesses as well as products and services that can be added on to QuickBooks. These include financial supplies, QuickBooks Payroll, merchant services and technical support.

•	Intuit-Branded Small Business. This segment includes products and services other than QuickBooks that are designed primarily for small and medium-sized businesses and includes Outsourced Payroll and solutions designed to meet the needs of businesses in selected industries.

•	Consumer Tax. This segment includes our TurboTax consumer and business tax return preparation products and services.

•	Professional Tax. This segment includes our Lacerte and ProSeries professional tax products and services.

•	Other Businesses. This segment includes our Quicken personal finance products and services and our business in Canada.
Overview of Financial Results
Total net revenue for the first nine months of fiscal 2006 was $2.0 billion, up 15% compared with the first nine months of fiscal 2005. Substantially all of the fiscal 2006 revenue increase was due to growth in our Consumer Tax and QuickBooks-Related segments. Higher Consumer Tax revenue was driven by a 58% increase in federal TurboTax Online units sold. We believe that the continuing trend among individual taxpayers toward the use of both

Web and desktop software to prepare their own income tax returns will continue to be important to the growth of our Consumer Tax business.
We recorded operating income from continuing operations of $616.5 million in the first nine months of fiscal 2006 compared with $558.3 million in the first nine months of fiscal 2005. Operating income from continuing operations for the first nine months of fiscal 2006 included $51.4 million in pre-tax share-based compensation expense for stock options and our Employee Stock Purchase Plan that we recorded as a result of our adoption of SFAS 123(R) on August 1, 2005. The revenue growth that we experienced in the first nine months of fiscal 2006 was partially offset by these share-based compensation expenses and by higher spending for new product development, marketing and customer support.
Our net income from continuing operations of $396.3 million for the first nine months of fiscal 2006 was flat compared with $397.6 million for the first nine months of fiscal 2005. Our net income from continuing operations for the first nine months of fiscal 2005 would have been approximately $80 million lower if it had included pro forma share-based compensation expense and excluded certain discrete tax benefits. Diluted net income per share from continuing operations of $2.19 for the first nine months of fiscal 2006 increased 4% compared with $2.10 for the comparable fiscal 2005 period due to the net reduction in average shares outstanding. Average shares outstanding declined as a result of repurchases of common stock under our stock repurchase programs, partially offset by the issuance of shares in connection with the exercise of stock options and purchases under our Employee Stock Purchase Plan.
In December 2005 we sold our Intuit Information Technology Solutions (ITS) business for approximately $200 million in cash. The decision to sell ITS was a result of our desire to focus resources on our core products and services. We recorded total net income from ITS discontinued operations of $39.5 million or $0.22 per diluted share in the first nine months of fiscal 2006, including $34.3 million or $0.19 per share for the net gain on disposal of that business.
We ended the first nine months of fiscal 2006 with cash and investments totaling $1.3 billion. In the first nine months of fiscal 2006 we generated cash from continuing operations, from the sale of our ITS business and from the issuance of common stock under employee stock plans. In this period we used $780.0 million in cash for repurchases of common stock under our stock repurchase programs. At April 30, 2006, authorized funds of $10.8 million remained available for stock repurchases. In May 2006 we announced a new stock repurchase program under which we are authorized to repurchase up to $500.0 million of our common stock from time to time over a three-year period ending on May 14, 2009. Included in income taxes payable at April 30, 2006 is approximately $200 million in income taxes that we expect to pay during the fourth quarter of fiscal 2006.
In May 2006 we announced and completed the sale of the assets of our Master Builder construction management software and solutions business. The Master Builder business had quarterly revenue of approximately $5 million and we expect the sale of this business to have an immaterial impact on fiscal 2006 income before income taxes. We also expect to record income tax expense of approximately $10 million as a result of this sale. In accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we will not account for this transaction as a discontinued operation.
On May 17, 2006 we announced that our Board of Directors has authorized a two-for-one stock split in the form of a stock dividend payable on July 6, 2006 to stockholders of record on June 21, 2006. We have not restated share and per share amounts contained in this Quarterly Report on Form 10-Q to reflect this stock split. We will restate share and per share amounts contained in our financial statements and related footnotes to reflect this stock split beginning in the fourth quarter of fiscal 2006.
Seasonality
Our QuickBooks, Consumer Tax and Professional Tax businesses are highly seasonal. Some of our other offerings are also seasonal, but to a lesser extent. Revenue from many of our small business software products, including QuickBooks, tends to be concentrated around calendar year end. Sales of income tax preparation products and services are heavily concentrated in the period from November through April. As a result, our total net revenue is usually highest during our second quarter ending January 31 and third quarter ending April 30. We typically report losses in our first quarter ending October 31 and fourth quarter ending July 31, when revenue from our tax businesses is minimal while operating expenses continue at relatively consistent levels.

Strategy and Opportunities
Strategy. Our strategy is to be in growth businesses, high profit businesses and attractive new markets with large unmet or underserved needs which we can solve well. Our core competency is customer-driven innovation that solves customer problems simply. We apply this approach to existing solutions by focusing on continuous improvement to delight customers during their entire experience with Intuit products and services. Our approach to new opportunities is to develop products and services designed to attract customers who do not use software products (non-consumption) and offer solutions that have better value compared with higher priced alternatives (disruption). This strategy allows us to build large user bases with durable advantages.
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
Competition. We have formidable competitors, and we expect competition to remain intense during fiscal 2006 and beyond. For example, in September 2005 Microsoft Corporation launched accounting software and associated services that directly target small business customers. Microsoft has indicated that part of its growth strategy is to focus on the small business market.
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
In the past, actual returns and rebates have not differed significantly from the reserves that we have established. However, actual returns and rebates in any future period are inherently uncertain. If we were to change our assumptions and estimates, our revenue reserves would change, which would impact the net revenue we report. If actual returns and rebates are significantly greater than the reserves we have established, the actual results would decrease our future reported revenue. Conversely, if actual returns and rebates are significantly less than our reserves, this would increase our future reported revenue. For example, if we had increased our fiscal 2005 returns reserves by 1% of non-consignment sales to retailers for QuickBooks, TurboTax and Quicken, our fiscal 2005 total net revenue would have been $3.6 million lower.
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
Goodwill, Purchased Intangible Assets and Other Long-Lived Assets – Impairment Assessments
We make judgments about the recoverability of purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate that an other-than-temporary impairment in the remaining value of the assets recorded on our balance sheet may exist. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that could not have been reasonably foreseen in prior periods. In order to estimate the fair value of long-lived assets, we typically make various assumptions about the future prospects for the business that the asset relates to, consider market factors specific to that business and estimate future cash flows to be generated by that business. We evaluate cash flows at the lowest operating level and the number of reporting units that we have identified may make impairment more probable than it would be at a company with fewer reporting units and integrated operations following acquisitions. Based on these assumptions and estimates, we determine whether we need to record an impairment charge to reduce the value of the asset carried on our balance sheet to reflect its estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially affect our reported financial results. More conservative assumptions of the anticipated future benefits from these businesses could result in impairment charges, which would decrease net income and result in lower asset values on our balance sheet. Conversely, less conservative assumptions could result in smaller or no impairment charges, higher net income and higher asset values. At April 30, 2006, we had $530.1 million in goodwill and $62.1 million in net purchased intangible assets on our balance sheet.
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
Effective August 1, 2005, we adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment,” using the modified prospective transition method. Under that transition method, compensation expense that we recognize beginning on that date includes: (a) period compensation expense for all share-based payments granted prior to, but not yet vested as of, August 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, adjusted for forfeitures, and (b) period compensation expense for all share-based payments granted on or after August 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Because we elected to use the modified prospective transition method, results for prior periods have not been restated. At April 30, 2006, there was $69.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans which we will amortize to expense in the future. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.0 years.
We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in Note 10 to the financial statements. We estimate the expected term of options granted based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock at the date of grant based on the implied volatility of publicly traded one-year and two-year options on our common stock, consistent with SFAS 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107. Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. We base the risk-free interest rate that we use in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. SFAS 123(R) requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For options granted before August 1, 2005, we amortize the fair value on an accelerated basis. This is the same basis on which we amortized options granted before August 1, 2005 for our pro forma disclosures under SFAS 123. For options granted on or after August 1, 2005, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. We may elect to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our net income or loss and net income or loss per share.

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
Our net deferred tax asset at April 30, 2006 was $209.5 million, net of the valuation allowance of $5.1 million. We recorded the valuation allowance to reflect uncertainties about whether we will be able to utilize some of our deferred tax assets (consisting primarily of certain state capital loss and net operating loss carryforwards) before they expire. The valuation allowance is based on our estimates of taxable income for the jurisdictions in which we operate and the period over which our deferred tax assets will be realizable. While we have considered future taxable income in assessing the need for the valuation allowance, we could be required to increase the valuation allowance to take into account additional deferred tax assets that we may be unable to realize. An increase in the valuation allowance would have an adverse impact, which could be material, on our income tax provision and net income in the period in which we make the increase.

Results of Operations
Financial Overview

					Impact of
					Q3 FY06
					Option/ESPP
					Expense
(Dollars in millions, except per	Q3	Q3	Q3 $	Q3%		%
share amounts)	FY06	FY05	Change	Change	Amount	Change
Total net revenue	$952.6	$834.9	$117.7	14%	$—	—
Operating income from continuing operations	480.1	422.2	57.9	14%	(15.8)	(4%)
Net income from continuing operations	298.6	298.1	0.5	0%	(10.3)	(3%)
Diluted net income per share from continuing operations	$1.68	$1.60	$0.08	5%	$(0.06)	(4%)
Net cash provided by operating activities of continuing operations	$658.6	$569.9	$88.7	16%

					Impact of
					YTD Q3 FY06
					Option/ESPP
	YTD	YTD	YTD	YTD	Expense
(Dollars in millions, except per	Q3	Q3	Q3 $	Q3%		%
share amounts)	FY06	FY05	Change	Change	Amount	Change
Total net revenue	$1,999.4	$1,735.9	$263.5	15%	$—	—
Operating income from continuing operations	616.5	558.3	58.2	10%	(51.4)	(9%)
Net income from continuing operations	396.3	397.6	(1.3)	0%	(32.7)	(8%)
Diluted net income per share from continuing operations	$2.19	$2.10	$0.09	4%	$(0.18)	(9%)
Net cash provided by operating activities of continuing operations	$731.0	$691.4	$39.6	6%
Total net revenue increased 14% and 15% in the third quarter and first nine months of fiscal 2006 compared with the same periods of fiscal 2005 due to growth in our Consumer Tax and QuickBooks-Related segments. Consumer Tax revenue was 23% higher in the first nine months of fiscal 2006, driven by a 58% increase in federal TurboTax Online units sold and to a lesser extent by growth in revenue from attach services such as electronic filing. Total QuickBooks-Related revenue increased 15% in the first nine months of fiscal 2006, driven by higher QuickBooks Payroll and merchant services revenue and to a lesser extent by higher QuickBooks software revenue. See “Total Net Revenue” below for more information.
Effective August 1, 2005, we adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment,” using the modified prospective transition method. Under that transition method, compensation expense that we recognized for the three and nine months ended April 30, 2006 included: (a) period compensation expense for all share-based payments granted prior to, but not yet vested as of, August 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, adjusted for forfeitures, and (b) period compensation expense for all share-based payments granted on or after August 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In the third quarter and first nine months of fiscal 2006 we recorded share-based compensation expense for stock options and our Employee Stock Purchase Plan totaling $15.8 million or $0.06 per diluted share and $51.4 million or $0.18 per diluted share as a result of our adoption of SFAS 123(R). Because we elected to use the modified prospective transition method, results for prior periods have not been restated.
At April 30, 2006, there was $69.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans which we will amortize to expense in the future. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.0 years.

Excluding the share-based compensation expense for stock options and our Employee Stock Purchase Plan that we recorded in accordance with SFAS 123(R), higher revenue in the third quarter and first nine months of fiscal 2006 was partially offset by higher expenses of approximately $40 million for new product development, approximately $30 million for advertising and other marketing programs and approximately $15 million for improved customer support service levels in the nine month period. Our effective tax rates for the third quarter and first nine months of fiscal 2006 were approximately 39% and 38%, compared with approximately 30% for the same periods of fiscal 2005. In the third quarter and first nine months of fiscal 2005 our effective tax rate benefited from the reversal of approximately $17.9 million and $19.0 million in reserves related to potential income tax exposures that were resolved. If we had excluded these and other discrete tax benefits from our fiscal 2005 effective tax rate, our effective tax rate for the first nine months of fiscal 2005 would have been higher and our net income from continuing operations for that period would have been approximately $43 million lower. Our diluted net income per share from continuing operations increased more rapidly than our net income from continuing operations in the first nine months of fiscal 2006 due to the net reduction of average shares outstanding. Average shares outstanding declined as a result of repurchases of 15.4 million shares under our stock repurchase programs, partially offset by the issuance of 6.6 million shares in connection with the exercise of stock options and purchases under our Employee Stock Purchase Plan.
In December 2005 we sold our Intuit Information Technology Solutions (ITS) business for approximately $200 million in cash. The buyer deposited approximately $20 million of the total purchase price in a third-party escrow account to be held through December 2006 to cover breaches of representations and warranties set forth in the purchase agreement, should they arise. The full escrow amount is included in other current assets on our balance sheet at April 30, 2006. We recorded total net income from ITS discontinued operations of $39.5 million or $0.22 per diluted share in the first nine months of fiscal 2006, including $34.3 million or $0.19 per diluted share for the net gain on disposal of that business.
At April 30, 2006, our cash, cash equivalents and investments totaled $1.3 billion, an increase of $287.9 million from July 31, 2005. In the first nine months of fiscal 2006, we generated $731.0 million in cash from continuing operations, approximately $200 million in cash from the sale of our ITS business and $217.5 million in cash from the issuance of common stock under employee stock plans. During the same period, we repurchased 15.4 million shares of our common stock under our repurchase programs at an average price of $50.56 for a total price of $780.0 million. At April 30, 2006, authorized funds of $10.8 million remained available for stock repurchases. In May 2006 we announced a new stock repurchase program under which we are authorized to repurchase up to $500.0 million of our common stock from time to time over a three-year period ending on May 14, 2009. Included in income taxes payable at April 30, 2006 is approximately $200 million in income taxes that we expect to pay during the fourth quarter of fiscal 2006.

Total Net Revenue by Business Segment
The table below and the discussion of net revenue by business segment that follows it are organized in accordance with our five reportable business segments. See Note 6 to the financial statements for descriptions of product, service and other revenue for each segment.

		% Total		% Total			% Total		% Total
		Net	Q3	Net	Q3%	YTD Q3	Net	YTD Q3	Net	YTD %
(Dollars in millions)	Q3 FY06	Revenue	FY05	Revenue	Change	FY06	Revenue	FY05	Revenue	Change
QuickBooks- Related
Product	$157.4		$155.1			$500.7		$450.2
Service	50.9		39.5			138.5		107.1
Other	3.3		2.0			9.4		7.3

Subtotal	211.6	22%	196.6	23%	8%	648.6	32%	564.6	32%	15%

Intuit-Branded Small Business
Product	8.6		8.7			24.9		27.2
Service	54.6		47.7			165.9		143.3
Other	—		—			0.1		—

Subtotal	63.2	7%	56.4	7%	12%	190.9	10%	170.5	10%	12%

Consumer Tax
Product	121.4		135.7			263.2		239.1
Service	377.7		283.2			434.0		325.7
Other	0.1		0.1			0.3		0.3

Subtotal	499.2	52%	419.0	50%	19%	697.5	35%	565.1	33%	23%

Professional Tax
Product	83.1		73.3			238.2		226.9
Service	21.6		26.5			26.0		31.0
Other	—		—			—		—

Subtotal	104.7	11%	99.8	12%	5%	264.2	13%	257.9	15%	2%

Other Businesses
Product	49.7		41.9			132.8		122.5
Service	7.9		5.5			19.8		14.9
Other	16.3		15.7			45.6		40.4

Subtotal	73.9	8%	63.1	8%	17%	198.2	10%	177.8	10%	11%

Total Company
Product	420.2		414.7			1,159.8		1,065.9
Service	512.7		402.4			784.2		622.0
Other	19.7		17.8			55.4		48.0

Total net revenue	$952.6	100%	$834.9	100%	14%	$1,999.4	100%	$1,735.9	100%	15%

Total Net Revenue by Business Segment
QuickBooks-Related
QuickBooks-Related total net revenue increased $15.0 million or 8% in the third quarter of fiscal 2006 and $84.0 million or 15% in the first nine months of fiscal 2006 compared with the same periods of fiscal 2005. QuickBooks Payroll and merchant services accounted for the majority of the revenue growth in this segment, with QuickBooks software revenue growth contributing to a lesser extent. QuickBooks Payroll revenue was 20% higher in the third quarter of fiscal 2006 and 26% higher in the first nine months of fiscal 2006 compared with the same periods of fiscal 2005 because of a combination of price increases, favorable product mix and growth in the customer base. Merchant services revenue increased 40% in the third quarter of fiscal 2006 and 48% in the first nine months of fiscal 2006 compared with the same periods of fiscal 2005 due to 29% growth in the customer base and 17% higher transaction volume per customer in the first nine months of fiscal 2006. Total QuickBooks software unit sales were up 8% in the third quarter of fiscal 2006 and 18% in the first nine months of fiscal 2006 compared with the same periods of fiscal 2005. This higher unit volume more than offset lower average selling prices for QuickBooks software due to price reductions in conjunction with the elimination of rebates. We believe that the higher unit volume was a result of product improvements, successful execution of our QuickBooks 2006 product launch and growth in the category that was driven by publicity surrounding a significant new market entrant.
Intuit-Branded Small Business
Intuit-Branded Small Business total net revenue increased $6.8 million or 12% in the third quarter of fiscal 2006 and $20.4 million or 12% in the first nine months of fiscal 2006 compared with the same periods of fiscal 2005. Almost half of the revenue growth in this segment in the first nine months of fiscal 2006 came from our Outsourced Payroll business. Outsourced Payroll revenue increased 10% in the first nine months of fiscal 2006, driven by 13% growth in the number of QuickBooks Assisted Payroll and Complete Payroll customers processing payrolls, price increases and increased interest income on funds held for payroll customers, partially offset by attrition in the Premier Payroll Service customer base.
Consumer Tax
Consumer Tax total net revenue increased $80.2 million or 19% in the third quarter of fiscal 2006 and $132.4 million or 23% in the first nine months of fiscal 2006 compared with the same periods of fiscal 2005. Paid federal TurboTax unit sales were up 20% in the first nine months of fiscal 2006, driven by a 58% increase in federal TurboTax Online units sold which accounted for the majority of the revenue increase for that period. To a lesser extent, higher revenue in that period was due to growth in revenue from attach services such as electronic filing. We believe that our fiscal 2006 Consumer Tax revenue benefited from a continuing trend among individual taxpayers toward the use of both Web and desktop software to prepare their own income tax returns. We also believe that revenue growth was positively affected by changes in our offering and pricing strategies that included eliminating rebates and bundling federal and state consumer tax products. These changes were designed to simplify our offerings in response to customer feedback.
Professional Tax
Professional Tax total net revenue increased $4.9 million or 5% in the third quarter of fiscal 2006 and $6.3 million or 2% in the first nine months of fiscal 2006 compared with the same periods of fiscal 2005. Overall growth in the Professional Tax customer base during the first nine months of fiscal 2006 was partially offset by a shift in product mix toward our new lower priced offerings.
Other Businesses
Other Businesses total net revenue increased $10.8 million or 17% in the third quarter of fiscal 2006 and $20.4 million or 11% in the first nine months of fiscal 2006 compared with the same periods of fiscal 2005. Revenue from our Quicken Solutions Group was flat in the fiscal 2006 periods. Canadian revenue increased 32% in the third quarter of fiscal 2006 and 24% in the first nine months of fiscal 2006. Canadian revenue was higher in the first nine months of fiscal 2006 due to strong growth in sales of QuickBooks products and to a lesser extent to changes in foreign currency exchange rates.

Cost of Revenue

		% of		% of	YTD	% of	YTD	% of
	Q3	Related	Q3	Related	Q3	Related	Q3	Related
(Dollars in millions)	FY06	Revenue	FY05	Revenue	FY06	Revenue	FY05	Revenue
Cost of product revenue	$43.7	10%	$44.9	11%	$147.8	13%	$138.6	13%
Cost of service revenue	58.2	11%	50.1	12%	168.8	22%	137.3	22%
Cost of other revenue	6.1	31%	6.9	39%	18.1	33%	17.8	37%
Amortization of purchased intangible assets	2.3	n/a	2.5	n/a	8.0	n/a	7.7	n/a

Total cost of revenue	$110.3	12%	$104.4	13%	$342.7	17%	$301.4	17%

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
Total cost of revenue for the third quarter and first nine months of fiscal 2006 included $0.7 million and $2.3 million in share-based compensation expense for stock options and our Employee Stock Purchase Plan that we recorded as a result of our adoption of SFAS 123(R) on August 1, 2005.
Operating Expenses

					Impact of
					Q3 FY06
					Option/ESPP
					Expense
		% of		% of		% of
		Total		Total		Total
	Q3	Net	Q3	Net		Net
(Dollars in millions)	FY06	Revenue	FY05	Revenue	Amount	Revenue
Selling and marketing	$187.7	20%	$158.0	19%	$5.6	1%
Research and development	97.3	10%	78.4	9%	4.6	0%
General and administrative	74.0	8%	67.7	8%	5.0	1%
Acquisition-related charges	3.3	0%	4.0	1%	—	0%

Total operating expenses	$362.3	38%	$308.1	37%	$15.2	2%

					Impact of
					YTD Q3 FY06
					Option/ESPP
					Expense
		% of		% of		% of
	YTD	Total	YTD	Total		Total
	Q3	Net	Q3	Net		Net
(Dollars in millions)	FY06	Revenue	FY05	Revenue	Amount	Revenue
Selling and marketing	$532.0	26%	$460.0	26%	$17.1	1%
Research and development	294.7	15%	229.7	13%	14.9	0%
General and administrative	202.9	10%	173.8	10%	17.0	1%
Acquisition-related charges	10.6	1%	12.6	1%	—	0%

Total operating expenses	$1,040.2	52%	$876.1	50%	$49.0	2%

Total operating expenses increased $54.2 million and $164.1 million in the third quarter and first nine months of fiscal 2006 compared with the same periods of fiscal 2005. Share-based compensation expense for stock options and our Employee Stock Purchase Plan that we recorded as a result of our adoption of SFAS 123(R) on August 1, 2005 accounted for $15.2 million and $49.0 million of the increases in those periods. In the first nine months of fiscal 2006, total operating expenses also increased by approximately $40 million for new product development, approximately $30 million for additional advertising and other marketing programs and approximately $15 million for improved customer support service levels, particularly in our QuickBooks and Consumer Tax segments. We continue to invest in research and development and expect that our fiscal 2006 research and development expenses as a percentage of total net revenue will continue to be higher than they were in fiscal 2005.
Segment Operating Income (Loss)
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. Segment expenses do not include certain costs, such as corporate general and administrative expenses and share-based compensation expenses, which are not allocated to specific segments. These unallocated costs totaled $122.9 million and $358.0 million in the third quarter and first nine months of fiscal 2006 and $110.6 million and $301.6 in the same periods of fiscal 2005. Share-based compensation expenses for stock options and our Employee Stock Purchase Plan that we began recording in the first quarter of fiscal 2006 accounted for approximately $15.8 million and $51.4 million of the increases in unallocated costs for the third quarter and first nine months of fiscal 2006. See Note 1 and Note 10 to the financial statements. In addition, segment expenses do not include amortization of purchased intangible assets, acquisition-related charges and impairment of goodwill and purchased intangible assets. Segment expenses also do not include interest and other income and realized net gains or losses on marketable equity securities and other investments. See Note 6 to the financial statements for reconciliations of total segment operating income or loss to income or loss from continuing operations before income taxes for each fiscal period presented.

		% of		% of		% of		% of
	Q3	Related	Q3	Related	YTD Q3	Related	YTD Q3	Related
(Dollars in millions)	FY06	Revenue	FY05	Revenue	FY06	Revenue	FY05	Revenue
QuickBooks-Related	$81.3	38%	$82.9	42%	$238.6	37%	$240.7	43%
Intuit-Branded Small Business	10.3	16%	2.2	4%	20.4	11%	9.9	6%
Consumer Tax	406.1	81%	352.5	84%	488.9	70%	397.0	70%
Professional Tax	75.0	72%	71.3	71%	158.2	60%	155.9	60%
Other Businesses	35.9	49%	30.4	48%	87.0	44%	76.6	43%

Total segment operating income	$608.6	64%	$539.3	65%	$993.1	50%	$880.1	51%

Segment operating income from our QuickBooks-Related and Consumer Tax segments represented 73% of total segment operating income for the first nine months of fiscal 2006. Professional Tax and Other Businesses segment operating income as a percentage of revenue in that period were consistent with the same period of fiscal 2005.
QuickBooks-Related
QuickBooks-Related segment operating income as a percentage of related revenue decreased in the third quarter and first nine months of fiscal 2006 compared with the same periods of fiscal 2005. Higher QuickBooks revenue resulted from higher unit volume that more than offset lower average selling prices in the fiscal 2006 periods. Higher unit volume resulted in higher cost of revenue and customer support costs compared with fiscal 2005. We also spent more on QuickBooks product development and marketing and to a lesser extent on improvements to technical support service levels in the fiscal 2006 periods compared with the same periods of fiscal 2005.
Consumer Tax
Consumer Tax segment operating income as a percentage of related revenue decreased slightly in the third quarter of fiscal 2006 and was flat in the first nine months of fiscal 2006 compared with the same periods of fiscal 2005.

Higher revenue and lower rebate processing fees were partially offset by higher expenses for television and Web advertising and to a lesser extent for product development and customer support in the fiscal 2006 periods.
Non-Operating Income and Expenses
Interest and Other Income

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
(In millions)	2006	2005	2006	2005
Interest income	$8.5	$5.1	$19.1	$10.8
Quicken Loans royalties and fees	0.4	0.6	1.3	1.7
Net foreign exchange gain	0.2	—	0.1	0.4
Other	(0.4)	—	(0.2)	(0.3)

	$8.7	$5.7	$20.3	$12.6

Slightly lower average invested balances were more than offset by higher interest rates, resulting in an increase in interest income in the third quarter and first nine months of fiscal 2006 compared with the same periods of fiscal 2005.
Income Taxes
Our effective tax rates for the third quarter and first nine months of fiscal 2006 were approximately 39% and 38% and differed from the federal statutory rate due to state income taxes, which were partially offset by the benefit we received from federal and state research and experimental credits and tax exempt interest income. Our effective tax rates for the third quarter and first nine months of fiscal 2005 were approximately 30% and differed from the federal statutory rate primarily due to state income taxes, offset by the benefit we received from federal and state research and experimental credits and tax exempt interest income. In addition, for the third quarter and first nine months of fiscal 2005 we benefited from the reversal of approximately $17.9 million and $19.0 million in reserves related to potential income tax exposures that were resolved. See Note 9 to the financial statements.
At April 30, 2006 we had net deferred tax assets of $209.5 million, which included a valuation allowance of $5.1 million for certain state capital loss and net operating loss carryforwards. The allowance reflects management’s assessment that we may not receive the benefit of these carryforwards in certain state jurisdictions. While we believe our current valuation allowance is sufficient, it may be necessary to increase this amount if it becomes more likely that we will not realize a greater portion of the net deferred tax assets. We assess the need for an adjustment to the valuation allowance on a quarterly basis.
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

Liquidity and Capital Resources
Statement of Cash Flows
At April 30, 2006 our cash, cash equivalents and investments totaled $1.3 billion, an increase of $287.9 million from July 31, 2005. We generated $731.0 million in cash from continuing operations during the first nine months of fiscal 2006. We also generated cash from the sale of our ITS business for approximately $200 million in cash. We used cash for financing activities during the first nine months of fiscal 2006, primarily for the repurchase of $780.0 million in common stock under our stock repurchase programs. See “Stock Repurchase Programs” below and Note 10 to the financial statements. This was partially offset by proceeds of $217.5 million that we received from the issuance of common stock in connection with the exercise of stock options and purchases under our Employee Stock Purchase Plan. Included in income taxes payable at April 30, 2006 is approximately $200 million in income taxes that we expect to pay during the fourth quarter of fiscal 2006.
Stock Repurchase Programs
Our Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. During the first nine months of fiscal 2006 we repurchased 15.4 million shares of our common stock for $780.0 million under our repurchase programs. At April 30, 2006, authorized funds of $10.8 million remained available for stock repurchases. In May 2006 we announced a new stock repurchase program under which we are authorized to repurchase up to $500.0 million of our common stock from time to time over a three-year period ending on May 14, 2009.
Stock Split
On May 17, 2006 we announced that our Board of Directors has authorized a two-for-one stock split in the form of a stock dividend payable on July 6, 2006 to stockholders of record on June 21, 2006. We have not restated share and per share amounts contained in this Quarterly Report on Form 10-Q to reflect this stock split. We will restate share and per share amounts contained in our financial statements and related footnotes to reflect this stock split beginning in the fourth quarter of fiscal 2006.
Loans to Executive Officers and Other Employees
Outstanding loans to executive officers and other employees totaled $8.9 million at April 30, 2006 and $9.2 million at July 31, 2005. Loans to executive officers are relocation loans that are secured by real property and have original maturity dates of 10 years. At April 30, 2006, no loans were in default and all interest payments were current in accordance with the terms of the loan agreements. Consistent with the requirements of the Sarbanes-Oxley Act of 2002, no loans to executive officers have been made or modified since July 30, 2002 and we do not intend to make or modify loans to executive officers in the future. See Note 12 to the financial statements.
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
Contractual Obligations
We lease office facilities and equipment under various operating lease agreements. In the third quarter of fiscal 2005 we entered into an agreement under which we will lease approximately 365,000 square feet of office space in three buildings to be constructed by the landlord in San Diego, California, with an option to lease office space in a fourth building at the same location. In the third quarter of fiscal 2006 we entered into an amended agreement under which we exercised our option to lease approximately 101,000 square feet of office space in the fourth building. The lease term on the fourth building will begin on November 2, 2007 and end on August 31, 2017. We estimate that our total minimum commitment for the lease on the fourth building is approximately $34 million.

Reserves for Returns and Rebates
Activity in our reserves for product returns and for rebates during the first nine months of fiscal 2006 and comparative balances at April 30, 2005 were as follows:

		Additions
	Balance	Charged		Balance	Balance
	July 31,	Against	Returns/	April 30,	April 30,
(In thousands)	2005	Revenue	Redemptions	2006	2005
Reserve for product returns	$30,454	$80,932	$(46,274)	$65,112	$49,641
Reserve for rebates	$18,482	$66,210	$(56,616)	$28,076	$42,011
Due to the seasonality of our business, we compare our returns and rebate reserve balances at April 30, 2006 to the reserve balances at April 30, 2005. The fiscal 2006 increase in our reserve for product returns was due to the timing of Consumer Tax product returns. The fiscal 2006 decrease in our reserve for rebates was due to the elimination of end user rebate programs for many of our products.
Off-Balance Sheet Arrangements
At April 30, 2006, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
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
•	Federal Government. Agencies of the U.S. government have made several attempts during the two most recent presidential administrations to initiate a program to offer taxpayers free online tax preparation and filing services. However, in October 2002 the Internal Revenue Service agreed not to provide its own competing tax software product or service so long as participants in a consortium of private tax preparation software companies, including Intuit, agreed to provide web-based federal tax preparation and filing services at no cost to qualified taxpayers under an arrangement called the Free File Alliance. In October 2005 the federal government and the Free File Alliance signed a new four-year agreement that continues to restrict the Internal Revenue Service from entering the tax preparation business. In addition, this agreement specifies that the free services will be available to 70% of U.S. taxpayers, which the IRS currently defines as taxpayers with less than approximately $50,000 in adjusted gross income. The agreement also limits any individual participating company to free offerings that target no more than 50% of all taxpayers. Although, for the time being, the Free File Alliance has kept the federal government from being a direct competitor to our tax offerings, it has fostered additional web-based competition and has the potential to cause us to lose revenue opportunities for a large percentage of the tax base. Over time, a growing number of competitors have used the Free File Alliance as a marketing tool by giving away services at the federal level and attempting to make money by selling state filing and other services. In addition, persons who formerly have paid for our products may elect to use our unpaid federal offering instead. The federal government has the right to terminate the agreement with the Free File Alliance upon 24 months written notice. If the federal government were to terminate the agreement and elect to provide its own software and electronic filing services to taxpayers at no charge it could negatively impact our revenue and profits.

•	State Governments. State taxing authorities have also actively pursued various strategies to provide free online tax return preparation and electronic filing services for state taxpayers. As of January 31, 2006, 21 states had entered into agreements with the private sector based on the federal Free File Alliance agreement and had agreed not to provide direct state services. However, 22 other states, including California, directly offered their own online tax preparation and filing services to taxpayers. In addition, for the 2004 tax year, California tested a limited pilot program under which a state-operated electronic system automatically prepared and filed approximately 10,000 state income tax returns with no individual transaction charge to those taxpayers. Legislation enacted in the summer of 2005 limited the program to only a second year of the same limited pilot. The legislation mandated that any continuation of the program thereafter required further authorization from the California state legislature. In spite of this policy direction, this program could be expanded in the future. It is also possible that other governmental entities that currently do not offer such services could elect to pursue similar competitive offerings in the future. These publicly sponsored programs could cause us to lose customers to free offerings and enable competitors to gain market share at our expense by using participation in the free alliances as an effective tool to attract customers to ancillary paid offerings. Given the efficiencies that electronic tax filing provides to taxing authorities, we anticipate that governmental competition will present a continued competitive threat to our business for the foreseeable future.

•	Private Sector. In the private sector we face intense competition primarily from H&R Block, the makers of TaxCut software, and increasingly from web-based competitive offerings where we are subject to significant and increasing price pressure. We also compete for customers with low-cost assisted tax preparation businesses, such as H&R Block.
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
Our web-based tax preparation services, electronic filing services and “pay-as-you-go” services are an important and growing part of our tax businesses and must effectively handle extremely heavy customer demand during the peak tax season from January to April. We face significant risks and challenges in maintaining these services and maintaining adequate service levels, particularly during peak volume service times. Similarly, governmental entities receiving electronic tax filings must also handle large volumes of data and may experience difficulties with their systems preventing the receipt of electronic filings. If customers are unable to file their returns electronically they may elect to make paper filings. This would result in reduced electronic tax return preparation and filing revenues and profits and would negatively impact our reputation and ability to keep and attract customers who demand a reliable electronic filing experience. We have experienced relatively brief unscheduled interruptions in our electronic filing and/or tax preparation services during past tax years. For example, on April 17, 2006 we chose to refresh our systems during the day in preparation for anticipated heavy evening volume and this resulted in electronic filing services being unavailable to our customers for about twenty minutes. On April 15, 2003 we experienced a relatively brief unscheduled interruption in our electronic filing service during which certain users of our professional tax products were unable to receive confirmation from us that their electronic filing had been accepted and on April 15, 2002 we reached maximum capacity for processing electronic filings for a short period of time. If we experience any prolonged difficulties with our web-based tax preparation or electronic filing service at any time during the tax season, we could lose current and future customers, receive negative publicity and incur increased operating costs, any of which could have a significant negative impact on the financial and market success of these businesses and have a negative impact on our near-term and long-term financial results.
If actual product returns exceed returns reserves, or if actual customer rebate redemptions exceed rebate reserves, our financial results would be harmed.
We ship more desktop software products to our distributors and retailers than we expect them to sell, in order to reduce the risk that distributors or retailers will run out of products. This is particularly true for our Consumer Tax products, which have a short selling season and for which returns occur primarily in our fiscal third and fourth quarters. Like many software companies that sell their products through distributors and retailers, we have historically accepted significant product returns. We establish reserves against revenue for product returns in our financial statements, based on estimated future returns of products. We closely monitor levels of product sales and inventory in the retail channel in an effort to maintain reserves that are adequate to cover expected returns. In the past, returns have not differed significantly from these reserves. However, if we do experience actual returns that significantly exceed reserves, it would result in lower net revenue. For example, if we had increased our fiscal 2005 returns reserves by 1% of non-consignment sales to retailers for QuickBooks, TurboTax and Quicken, our fiscal 2005 total net revenue would have been approximately $3.6 million lower. In addition, our policy of recognizing revenue from distributors and retailers upon delivery of product for non-consignment sales is predicated upon our ability to reasonably estimate returns. If we do not continue to demonstrate our ability to estimate returns then our revenue recognition policy for these types of sales may no longer be appropriate. We also offer customer rebates as part of our selling efforts and establish reserves through a charge to revenue for estimated future payments of rebates. Historically, a percentage of customers do not submit requests for their rebates. Rebate redemption rates are going up because we, along with certain retailers, are making it easier for customers to claim rebates. While we have taken this trend into account in determining our rebate reserves, if a greater number of eligible customers seek rebates than for which we have provided reserves our margins will be adversely affected.
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
In September 2004 we implemented new information systems that manage our business and finance operations. During the course of the conversion we upgraded significant financial systems, order-taking systems, middleware systems (systems that allow for interoperability of different databases) and network security systems. While we were able to complete the processing requirements of our peak business season in fiscal 2005, we experienced some system-related slowdowns. We enhanced and upgraded certain information systems prior to our peak business season in fiscal 2006 and system performance during that peak improved significantly compared with the prior fiscal year. However, we believe that we need to continue to enhance and upgrade our information systems to further improve performance and support our future growth. In the event that we are unable to expand the capabilities of our systems, our ability to grow our business will be limited. The expenditures associated with the expansion and upgrade of our systems could be significant. Problems with the design or implementation of these system enhancements could adversely impact our ability to do the following in a timely and accurate manner: take customer orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations and otherwise run our business.

Our revenue and earnings are highly seasonal and our quarterly results fluctuate significantly.
Several of our businesses are highly seasonal causing significant quarterly fluctuations in our financial results. Revenue and operating results are usually strongest during the second and third fiscal quarters ending January 31 and April 30 due to our tax businesses contributing most of their revenue during those quarters and the timing of the release of our small business software products and upgrades. We experience lower revenues, and significant operating losses, in the first and fourth quarters ending October 31 and July 31. For example, in the second and third quarters of fiscal 2004 and 2005 we had total net revenue of between $620.6 million and $834.9 million while in our first and fourth fiscal quarters we had total net revenue of between $227.1 million and $301.8 million. Our financial results can also fluctuate from quarter to quarter and year to year due to a variety of factors, including changes in product sales mix that affect average selling prices, product release dates, the timing of our discontinuance of support for older product offerings, the timing of sales of our higher-priced Intuit-Branded Small Business offerings, our methods for distributing our products, including the shift to a consignment model for some of our desktop products sold through retail distribution channels, the inclusion of upgrades with certain offerings (which can impact the pattern of revenue recognition), and the timing of acquisitions, divestitures, and goodwill and purchased intangible asset impairment charges.
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
Our acquisitions have resulted in significant expenses, including amortization of purchased intangible assets (which is reflected in cost of revenue), as well as charges for in-process research and development, impairment of goodwill, amortization and impairment of purchased intangible assets and charges for deferred compensation (which are reflected in operating expenses). Total acquisition-related costs in the categories identified above were $18.6 million in the nine months ended April 30, 2006, $26.8 million in fiscal 2005 and $33.6 million in fiscal 2004. Although under current accounting rules goodwill is no longer amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that could not have been reasonably foreseen in prior periods. For example, at the end of fiscal 2004 we incurred a goodwill impairment charge of $18.7 million related to our Intuit Public Sector Solutions business. At April 30, 2006, we had goodwill of $530.1 million and unamortized purchased intangible assets of $62.1 million on our balance sheet, both of which could be subject to impairment charges in the future. New acquisitions, and any impairment of the value of purchased assets, could have a significant negative impact on our future operating results.
If we do not respond promptly and effectively to customer service and technical support inquiries we will lose customers and our revenue and earnings will decline.
The effectiveness of our customer service and technical support operations are critical to customer satisfaction and our financial success. If we do not respond effectively to service and technical support requests we will lose customers and miss revenue opportunities, such as paid service, product renewals and new product sales. In our service offerings, such as our merchant card processing and Outsourced Payroll businesses, customer service delivery is fundamental to retaining and maintaining existing customers and acquiring new customers. We occasionally experience customer service and technical support problems, including longer than expected waiting times for customers when our staffing and systems are inadequate to handle a higher-than-anticipated volume of requests. We also risk losing service at any one of our customer contact centers and our redundancy systems could prove inadequate to provide backup support. Training and retaining qualified customer service and technical support personnel is particularly challenging due to the expansion of our product offerings and the seasonality of our tax business. For example, in fiscal 2006 the number of our consumer tax service representatives ranged from about 60 during off-season months to about 1,050 at the peak of the season. If we do not adequately train our support representatives our customers will not receive the level of support that they demand and we strive to deliver. To improve our performance in this area, we must eliminate underlying causes of service and support requests through product improvements, better order fulfillment processes, more robust self-help tools, and improved ability to accurately anticipate demand for support. Implementing any of these improvements can be expensive, time consuming and ultimately prove unsuccessful. If we do not deliver the high level of support that our customers expect for any of the reasons stated above we will lose customers and our financial results will suffer.
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
Our Internet-based product and service offerings, including QuickBooks Online Edition, QuickBooks Assisted Payroll Service, Complete web-based Payroll, Turbo Tax Online, consumer and professional electronic tax filing services, Quicken.com and QuickBase, rely on a variety of systems, networks and databases, many of which are maintained by us at our data centers. In order to prevent interruptions to the availability of our Internet-based products and services, we generally follow industry-standard practices for creating a fault-tolerant environment. However, we do not have complete redundancy for all of our systems. We do not maintain real-time back-up of our data, and in the event of significant system disruption, particularly during peak tax filing season, we could experience loss of data or tax return processing capabilities, which could cause us to lose customers and could materially harm our operating results. We maintain back-up processing capabilities that are designed to protect us against site-related disasters for many of our mission-critical applications. Notwithstanding our efforts to protect against “down time” for our Internet-based products and services, we do occasionally experience unplanned outages or technical difficulties. In order to provide our Internet-based products and services, we must protect the security of our systems, networks, databases and software.
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
A number of our businesses possess personal customer information, including credit card numbers, bank account information and payroll information such as social security numbers. We also collect and maintain personal information of our employees in the ordinary course of our business, and some of this information is held and managed by third parties. We use commercially available encryption technology to transmit personal information when taking orders or communicating over the Internet. However, a third party may be able to circumvent these security measures, and physical security breaches and errors in the storage or transmission of data could result in a breach of customer or employee privacy. Possession and use of personal information in conducting our business subjects us to legislative and regulatory burdens, including laws relating to data breach notification, and potential lawsuits. We have incurred – and will continue to incur – significant expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations.
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
Many of our customers use credit cards to pay for our products and services. We have suffered losses, and may continue to suffer losses, as a result of orders placed with fraudulent credit card data. Under current credit card practices, we may be liable for fraudulent credit card transactions if we do not obtain a cardholder’s signature, a frequent practice in Internet sales. We employ technology solutions to help us detect fraudulent credit card transactions. However, the failure to detect or control credit card fraud could have an adverse effect on our results of operations.
We are subject to payment card association operating rules and certification requirements, as in effect from time to time. Failure to comply with these rules or requirements may subject us to fines and higher transaction fees or cause us to lose our ability to accept credit card payments from our customers, resulting in harm to our business and results of operations.
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
Should any of these risks be realized our business could be harmed and our financial results could suffer.
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
Caution Regarding Forward-Looking Statements
This Report contains forward-looking statements. All statements in this Report, other than statements that are purely historical, are forward-looking statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “forecasts,” “estimates,” “seeks,” and similar expressions also identify forward-looking statements. In this Report, forward-looking statements include, without limitation, the following: our expectations and beliefs regarding future conduct and growth of the business; the assumptions underlying our Critical Accounting Policies, including our estimates regarding product rebate and return reserves and stock volatility and other assumptions used to estimate the fair value of share-based compensation; our expected future amortization of purchased intangible assets; our expectations regarding competition and our ability to compete effectively; our belief that the investments that we hold are not other-than-temporarily impaired; our belief that we will be able to obtain any necessary licenses or other rights to any disputed intellectual property rights on commercially reasonable terms; our belief that our exposure to currency exchange fluctuation risk will not be significant in the future; our belief that our income tax valuation allowance is sufficient; our belief that our cash, cash equivalents and investments will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months; our expectations regarding research and development efforts and expenses and the introduction of new or upgraded products and related services and features; our expectations regarding the growth opportunities for our business; our belief that the continuing trend among individual taxpayers toward the use of both Web and desktop software to prepare their own income tax returns will continue to be important to the growth of our Consumer Tax business; the expected financial impact of the sale of our Master Builder business; our assessments and estimates that determine our effective tax rate; our assessments and beliefs regarding the future outcome of pending legal proceedings and the liability, if any, that Intuit may incur as a result of those proceedings; and the expected effects of the adoption of new accounting standards.
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
Interest Rate Risk
Our cash equivalents and our portfolio of investments and funds held for payroll customers are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents, investments and funds held for payroll customers and the value of those investments. Should interest rates increase by 10% or about 36 basis points from the levels of April 30, 2006, the value of our investments and funds held for payroll customers would decline by approximately $0.8 million. Should interest rates increase by 100 basis points from the levels of April 30, 2006, the value of our investments and funds held for payroll customers would decline by approximately $2.2 million.
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
Since we translate foreign currencies (primarily Canadian dollars and British pounds) into U.S. dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations on our financial results has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant because our international subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of April 30, 2006, we did not engage in foreign currency hedging activities.

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

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
Stock repurchase activity during the three months ended April 30, 2006 was as follows:

			Total Number	Approximate
			of Shares	Dollar Value of
	Total Number	Average	Purchased as	Shares That May
	of Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plans
February 1, 2006 through February 28, 2006	—	$—	—	$295,798,986

March 1, 2006 through March 31, 2006	5,513,000	$51.70	5,513,000	$10,794,955

April 1, 2006 through April 30, 2006	—	$—	—	$10,794,955

Total	5,513,000		5,513,000

Notes:
1.	All shares repurchased as part of publicly announced plans during the three months ended April 30, 2006 were purchased under our sixth stock repurchase program, which was for $500.0 million. Our sixth repurchase program was announced on November 16, 2005 and expires on November 14, 2008. On May 17, 2006 we announced a seventh stock repurchase program under which we are authorized to repurchase up to $500.0 million of our common stock from time to time over a three-year period ending on May 14, 2009.

ITEM 5
OTHER INFORMATION
Amendment to Operating Lease
In the third quarter of fiscal 2005 we entered into an agreement under which we will lease approximately 365,000 square feet of office space in three buildings to be constructed by the landlord in San Diego, California, with an option to lease office space in a fourth building at the same location. In the third quarter of fiscal 2006 we entered into an amended agreement under which we exercised our option to lease approximately 101,000 square feet of office space in the fourth building. The lease term on the fourth building will begin on November 2, 2007 and end on August 31, 2017. We estimate that our total minimum commitment for the lease on the fourth building is approximately $34 million.
Review of Option Grant Activities
In light of recent reports in the media of public company stock option practices, including a report from the Center for Financial Research and Analysis, Intuit has begun a voluntary review of our historical stock option grant activities and related accounting treatment. Our board of directors has formed a special committee of independent directors to conduct this internal review with the assistance of independent legal counsel and independent accounting support, and the review is underway and ongoing. In addition, subsequent to our initiation of this review, we received a letter from the Securities and Exchange Commission regarding an informal inquiry, and we have informed the SEC staff of the status of our review. We believe that the financial statements included in this report on Form 10-Q fairly present in all material respects the financial condition, results of operations and cash flows of Intuit for the periods presented. However, additional facts may come to light once the review is complete, and there can be no assurance that we will not determine that we need to change our accounting treatment of stock options granted in prior periods, which may have a material adverse effect on our results of operations for those periods or other periods.

ITEM 6
EXHIBITS
We have filed the following exhibits as part of this report:

Exhibit		Filed	Incorporated
Number	Exhibit Description	Herewith	By Reference
10.01	First Amendment to Lease, dated as of March 31, 2006, by and between Intuit and Kilroy Realty, L. P. for property in San Diego, California	X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01	Section 1350 Certification (Chief Executive Officer)	X

32.02	Section 1350 Certification (Chief Financial Officer)	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)
Date: June 9, 2006	By:	/s/ KIRAN M. PATEL
Kiran M. Patel
Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
10.01	First Amendment to Lease, dated as of March 31, 2006, by and between Intuit and Kilroy Realty, L. P. for property in San Diego, California

31.01	Certification of Chief Executive Officer

31.02	Certification of Chief Financial Officer

32.01	Section 1350 Certification (Chief Executive Officer)

32.02	Section 1350 Certification (Chief Financial Officer)