Form 10-K
period 2006-07-31
INTUIT INC
filed 2006-09-15
CIK 896878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended July 31, 2006
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Preferred Stock Purchase Rights
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
We effected a two-for-one stock split on July 6, 2006. The aggregate market value of Intuit, Inc. outstanding common stock held by non-affiliates of Intuit as of January 31, 2006, the last business day of our most recently completed second fiscal quarter, based on the post-split closing price of $26.17 was $8.3 billion. There were 345,230,960 shares of Intuit voting common stock outstanding as of August 31, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on December 15, 2006 are incorporated by reference in Parts II and III of this Annual Report on Form 10-K.

INTUIT INC.
FISCAL 2006 FORM 10-K
Intuit, the Intuit logo, QuickBooks, TurboTax, Lacerte, ProSeries, EasyACCT, Quicken, MRI and QuickBase, among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Simple Start, Innovative Merchant Solutions, Intuit Eclipse, QuickTax, TaxWiz and ProFile, among others, are trademarks and/or service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners.

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Please see the section entitled “Forward-Looking Statements and Risk Factors” in Item 1A of this Report for important information to consider when evaluating these statements.
PART I
ITEM 1
BUSINESS
CORPORATE BACKGROUND
General
Intuit Inc. is a leading provider of business, financial management and tax solutions for small businesses, consumers and accountants. Our flagship products and services, including QuickBooks, TurboTax, Lacerte, ProSeries and Quicken, simplify small business management, tax preparation and filing, and personal finance. Founded in 1983 and headquartered in Mountain View, California, we had revenue of $2.3 billion in fiscal 2006. At August 31, 2006 we had approximately 7,500 employees in offices across the United States and internationally in Canada and several other locations.
Intuit was incorporated in California in March 1984. In March 1993, we reincorporated in Delaware and completed our initial public offering. Our principal executive offices are located at 2700 Coast Avenue, Mountain View, California, 94043, and our telephone number at that location is (650) 944-6000. We maintain our corporate web site at www.intuit.com. On our web site, we also publish information relating to Intuit’s corporate governance and responsibility. The content on any web site referred to in this filing is not incorporated by reference into this filing unless expressly noted otherwise. When we refer to “we,” “our” or “Intuit” in this Annual Report on Form 10-K, we mean the current Delaware corporation (Intuit Inc.) and its California predecessor, as well as all of our consolidated subsidiaries.
Available Information
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports, and amendments to these reports, required of public companies with the Securities and Exchange Commission (SEC). The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 202-551-8090. The SEC also maintains a web site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Through a link to the SEC web site, we make available free of charge on the Investor Relations section of our corporate web site all of the reports we file with the SEC as soon as reasonably practicable after the reports are filed. Copies of Intuit’s fiscal 2006 Annual Report on Form 10-K may also be obtained without charge by contacting Investor Relations, Intuit Inc., P.O. Box 7850, Mountain View, California 94039-7850 or by calling (650) 944-6000.
BUSINESS OVERVIEW
Intuit’s Mission
Intuit’s mission is to revolutionize people’s lives by solving important problems. Our goal is to create solutions so profound and simple that customers wouldn’t dream of going back to their old ways of keeping their books, managing their businesses, preparing their or their clients’ taxes, or organizing their personal finances.
We have five business segments: QuickBooks, Payroll and Payments, Consumer Tax, Professional Tax and Other Businesses. Our Small Business division consists of two segments, our QuickBooks segment and our Payroll and Payments segment. Our segments are described below. In the fourth quarter of fiscal 2006 we revised our reportable segments to reflect the way we currently manage and view our business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Note 8 to the financial statements in Item 8 for more information regarding the changes in our reportable segments.

•	Our QuickBooks segment includes QuickBooks accounting and business management software and technical support as well as financial supplies for small businesses.

•	Our Payroll and Payments segment includes payroll products and services and merchant services for small businesses.

•	Our Consumer Tax segment includes our TurboTax consumer and small business tax return preparation products and services.

•	Our Professional Tax segment includes our Lacerte and ProSeries professional tax products and services.

•	Our Other Businesses segment includes our Quicken personal finance products and services, Intuit Real Estate Solutions, Intuit Distribution Management Solutions and our business in Canada.
Company Growth Strategy
Our strategy is to be in growth businesses, high profit businesses and attractive new markets with large unmet or underserved needs which we can solve well. Our core competency is customer-driven innovation that solves customer problems simply. We apply this approach to existing solutions by focusing on continuous improvement to delight customers during their entire experience with Intuit products and services. Our approach to new opportunities is to develop products and services designed to attract customers who do not use software products (non-consumption) and offer solutions that have better value compared with higher priced alternatives (disruption). This strategy allows us to build large user bases with durable competitive advantage which translates into sustained profit and revenue growth.
We are focused on serving small business and tax customers as well as accountants, who are both customers and recommenders of our products and services. We divide customers into three groups:
•	“Self-Directed” Customers: These are customers who are comfortable using software and doing the work themselves. These customers are likely to use products such as Do-It-Yourself Payroll and TurboTax.

•	“Self-Directed with Assistance” Customers: These customers are comfortable doing much of the work themselves, but want more assistance and assurance that they have done it right. We are increasing our focus on serving these customers – particularly in our consumer tax and payroll businesses. We believe that this customer segment offers significant potential for Intuit as many of these customers are served today either by fully self-directed solutions or by more expensive and complicated solutions than they need.

•	“Can’t Be Bothered” Customers: These customers want lots of human assistance and are likely to use full-service providers. We do not focus on these customers.
Four key fundamentals support our growth strategy:
•	We carefully choose the businesses we are in, focusing primarily on small businesses, consumers and accountants. We choose to be in businesses with large, underserved market opportunities where we believe we have the strategic and durable advantage to produce long-term profitable growth. We have made a number of acquisitions and divestitures in the past several years to adjust our business portfolio so that it remains consistent with this focus.

•	We actively look for significant new customer problems and apply our core competency of customer-driven innovation to solve those problems with simple, easy-to-use solutions.

•	At the same time, we solicit and act on feedback from our customers so that we can continually improve our existing products and services. Our goal is customers who are so happy with our products and services that they actively recommend them to others. We call these customers promoters, who create positive word of mouth and brand preference.

•	We use operational rigor and process excellence methodology, tools and resources to execute more effectively on a daily basis. Our goal is better customer experiences at lower cost.
Right for Me Initiatives
Our focus on customer needs is embodied in Right for Me initiatives in all our business segments. Rather than approach our targeted markets with a “one size fits all” mentality, we dig deeper to understand the many different needs of various customer segments. We then use this knowledge to develop products and services to meet those different needs. Over the past several years, for example, we have gone from offering just two versions of QuickBooks – QuickBooks Basic and QuickBooks Pro – to offering many QuickBooks solutions. These solutions range from QuickBooks Simple Start for very small businesses with simple accounting needs to QuickBooks

Enterprise Solutions for small businesses with more complex accounting needs and versions of QuickBooks designed to meet the needs of specific industries. We are also pursuing multi-year Right for Me initiatives in our Payroll and Payments, Consumer Tax, Professional Tax and Other Businesses segments. See “Products and Services” below for more information on these business-specific initiatives.
PRODUCTS AND SERVICES
Intuit offers products and services in five business segments: QuickBooks, Payroll and Payments, Consumer Tax, Professional Tax and Other Businesses. Our primary products and services are sold mainly in the United States and are described below. International total net revenue was less than 5% of consolidated total net revenue for fiscal 2006, 2005 and 2004. For a discussion of financial information about these segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Note 8 to the financial statements in Item 8.
Classes of similar products or services that accounted for 10% or more of total net revenue in fiscal 2006, 2005, and 2004 were as follows:

	Fiscal	Fiscal	Fiscal
	2006	2005	2004

QuickBooks products and services	23%	25%	26%
Payroll and Payments products and services	20%	18%	16%
Consumer Tax products and services	30%	28%	27%
Professional Tax products and services	12%	13%	14%
QuickBooks
QuickBooks Software. Our QuickBooks product line brings bookkeeping capabilities and business management tools to small business users in an easy-to-use design that does not require them to be familiar with debit/credit accounting. As part of our Right for Me strategy, we offer a range of products to suit the needs of different types of small businesses. Our products include QuickBooks Simple Start, which provides accounting functionality suitable for very small, less complex businesses; QuickBooks Pro, which provides accounting functionality suitable for slightly larger businesses, including those with payroll needs; QuickBooks Pro for Mac; QuickBooks Premier, which provides small businesses with advanced accounting functionality and business planning tools; and QuickBooks Enterprise Solutions, designed for larger mid-market businesses. Our Premier and Enterprise products also come in a range of industry-specific editions, including Accountant, Manufacturing and Wholesale, Retail, Non-Profit, Contractor, and Professional Services. In addition, we offer a web-based version of QuickBooks called QuickBooks Online Edition that is suitable for multiple users working in various locations.
QuickBooks Technical Support. We currently offer a minimum of 30 days of free technical support for all of our QuickBooks offerings. We also offer several additional technical support options to our customers. These include support plans that are sold separately and priced based on the level of personal assistance and response time the customer requires; a free self-help information section on our QuickBooks.com web site; and free access to the online QuickBooks Community at www.QuickBooksgroup.com.
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

Intuit Developer Network. The Intuit Developer Network is an initiative that encourages third-party software developers to build applications that exchange data with QuickBooks and other Intuit products by giving them access to certain application programming interfaces. Developers who register with the Intuit Developer Network have access to the latest QuickBooks software development kit, QuickBooks software downloads and member benefits such as QuickBooks marketing tools, development kit forums and one-on-one engineering support. At the end of fiscal 2006, approximately 450 third-party applications were available for QuickBooks and other Intuit products at www.marketplace.intuit.com.
Payroll and Payments
Small Business Payroll. QuickBooks Payroll is a family of products sold on a subscription basis to small businesses that prepare their own payrolls. These include QuickBooks Standard Payroll, which provides payroll tax tables and federal forms; QuickBooks Enhanced Payroll, which in addition to the Standard features also provides state forms and workers’ compensation tracking; and QuickBooks Online Payroll, for use with QuickBooks Online Edition. Direct deposit and electronic tax payment and filing services are available with some of these offerings for additional fees. We also offer QuickBooks Assisted Payroll Service, which provides the back-end aspects of payroll processing, including tax payments and filings, for customers who process their payrolls using QuickBooks. Finally, we offer full service payroll processing, direct deposit, check delivery and tax payment services through our Complete Payroll and Premier Payroll Service.
Merchant Services. Our Innovative Merchant Solutions (IMS) business offers a full range of merchant services to small businesses. These include credit card, debit card, electronic benefits, check guarantee and gift card processing services as well as web-based transaction processing services for online merchants. In addition to processing services, IMS provides a full range of support for its merchants that includes customer service, charge-back retrieval and support, and fraud and loss prevention screening.
Consumer Tax
Our Consumer Tax business offers a number of tax return preparation products and services that appeal to customers whose returns have varying levels of complexity, consistent with our Right For Me strategy. Our current solutions include:
Consumer Tax Return Preparation Offerings. Our TurboTax products and services are designed to enable individuals and small business owners to prepare their own federal and state personal and small business income tax returns easily, quickly and accurately. They are designed to be easy to use, yet sophisticated enough for complex tax returns. We offer a range of desktop software products as well as TurboTax Online, an interactive tax preparation service that enables individual taxpayers to prepare and electronically file their federal and state income tax returns entirely online. In addition, our innovative Instant Data Entry feature enables taxpayers to import data directly into their tax returns from Form W-2 (wages), Form 1098 (mortgage interest) and Form 1099 (interest, dividends and stock transactions) from participating financial institutions and payroll service companies. This feature saves TurboTax users time and increases accuracy.
Electronic Filing and Other Services. Through our electronic filing center, our desktop and web-based tax preparation customers can electronically file their federal income tax returns, as well as state returns in all states that support electronic filing. For the 2005 tax year our online tax services were offered through the web sites of approximately 1,900 financial institutions, electronic retailers and other merchants and on Yahoo!® Finance Tax Center. We also offer services that enable taxpayers to pay for their tax products and services with their anticipated refund and we offer incorporation services to small businesses.
Intuit Tax Freedom Project. Under the Intuit Tax Freedom Project, a philanthropic public service initiative of the Intuit Financial Freedom Foundation, we provide online federal and state income tax return preparation and electronic filing services at no charge to eligible taxpayers. In fiscal 2006 we provided approximately 1.4 million free federal returns under this initiative. We are a member of the Free File Alliance, a consortium of private sector companies that entered into an agreement with the federal government in October 2002 that was renewed for four years in October 2005. Under this agreement, a number of private sector companies have been providing web-based federal tax preparation and filing services at no cost to eligible taxpayers. See also “Competition – Consumer Tax” later in this Item 1.

Professional Tax
Our Professional Tax segment provides a variety of software and services for accountants and tax preparers in public practice who serve multiple clients. We design, create, sell and support offerings that help professional accountants and tax preparers provide accounting, tax planning and tax compliance services to their individual and business clients and that help them manage their own practices more effectively. Our current tax software product lines include Lacerte and ProSeries. Lacerte software is designed for full-service accounting firms that prepare the most complex returns. We offer three versions of our ProSeries software: ProSeries Professional Edition, designed for year-round tax practices that prepare moderately complex tax returns; ProSeries Express Edition, designed for tax practices that focus on helping taxpayers obtain their tax refunds quickly; and ProSeries Basic Edition, designed for the needs of smaller and seasonal tax practices. Customers can elect to license professional tax products for a flat fee for unlimited annual use, or use them on a “pay-per-return” basis. Lacerte and ProSeries customers can file their clients’ tax returns using our electronic filing services. We also offer EasyACCT Professional Accounting Series, which allows accountants to create financial statements and prepare tax forms such as Form W-2 and Form 940 for their clients, as well as several other software products that help accountants provide a broader spectrum of services to their clients.
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
Other Consumer Solutions. Our other consumer solutions currently include Quicken Medical Expense Manager, which helps users track and manage health care costs, and Quicken Rental Property Manager, which helps users track and manage rental property-related income, expenses and tenant information.
Intuit Real Estate Solutions. Our Intuit Real Estate Solutions business offers software and related technical support, consulting and training services for residential, commercial and corporate property managers. In addition to its domestic operations, this business has operations in five international locations.
Intuit Distribution Management Solutions. Our Intuit Distribution Management Solutions business offers software and related technical support, consulting and training services for distributors in the wholesale durable goods industry.
Canada. In Canada, we offer versions of QuickBooks that we have “localized,” that is, customized to meet the unique needs of customers in that specific international location. These include QuickBooks software offerings, payroll offerings and service plans. We also offer QuickTax and TaxWiz consumer tax return preparation software; ProFile Financial Application Suite professional tax preparation products and ProFile Advisor memberships for accountants; and localized versions of Quicken in Canada.
The United Kingdom and Other Locations. In the United Kingdom, we offer localized versions of QuickBooks and QuickBooks Payroll, including products and services sold in partnership with banks. We license localized versions of QuickBooks and Quicken products in Germany, Australia and New Zealand through local distributors and agents. In addition, we offer QuickBooks and Quicken in South Africa through a distributor and in partnership with banks.

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
Our core desktop software products – QuickBooks, TurboTax, Lacerte, ProSeries and Quicken – tend to have fairly predictable, structured development cycles of about a year, with annual product releases. These businesses also develop new products whose development cycles are less predictable. Developing consumer and professional tax software presents unique challenges because of the demanding development cycle required to accurately incorporate tax law and tax form changes within a rigid timetable. The development timing for our other small business offerings varies with business needs and regulatory requirements and the length of the development cycle depends on the scope and complexity of each particular project.
We continue to make substantial investments in research and development. Our future research and development efforts will be focused on developing new products and services to address customer needs in existing and new markets as well as adding complementary products and services to drive revenue from our core products. We anticipate that the products we develop in the future will offer increased ease of use, be customized for specific customer categories, be web-integrated or web-based, and feature improved integration with other Intuit and third party products and services and with our internal information systems. We also expect to continue to focus significant research and development efforts on multi-year projects to modernize the technology platforms for many of our products. Our research and development expenses were $399.0 million or 17% of total net revenue in fiscal 2006, $305.2 million or 15% of total net revenue in fiscal 2005 and $276.0 million or 15% of total net revenue in fiscal 2004. We expect that our fiscal 2007 research and development expenses as a percentage of total net revenue will be higher than they were in fiscal 2006.
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
MARKETING, SALES AND DISTRIBUTION
Markets
Our primary target markets are small businesses, consumers and accountants. Many of the markets in which we compete are characterized by rapid technological change, shifting customer needs, and frequent new product introductions and enhancements by competitors. Market and industry changes can quickly render existing products and services obsolete, so our success depends on our ability to respond rapidly to these changes with new business models, updated competitive strategies, new or enhanced products and services, alternative distribution methods and other changes in the way we do business.

Marketing Programs
We use a variety of marketing programs to generate software orders, stimulate demand and generally maintain and increase customer awareness of our products and services. These programs include direct-response mail and email campaigns; web marketing, including purchasing key words from major search engine companies; telephone solicitations; newspaper and magazine advertising; and television and radio advertising. We also use workflow-integrated in-product messaging in some of our software products to market other related products and services, including third-party products and services. Customers who respond to direct marketing campaigns and in-product messaging can purchase products and services from us by telephone, through our web sites or through our retail partners.
Sales and Distribution Channels
Direct Sales Channel. We sell many of our products and services directly to our customers through our web sites and call centers.
Retail Distribution Channel. We market our QuickBooks, TurboTax and Quicken desktop software at retail in the United States by selling directly and through distributors to office supply superstores, warehouse clubs, consumer electronics retailers, general mass merchandisers, e-commerce companies and catalogers. In Canada and other international markets, we also rely on distributors and other third parties, who sell products into the retail channel.
We continue to benefit from strong relationships with a number of major North American retailers, which allows us to minimize our dependence on any specific retailer. We deliver products to larger retailers through a combination of direct to store deliveries and shipments to central warehouse locations. We also sell and ship products for many of our smaller retail customers through distributors. See “Manufacturing and Distribution” later in this Item 1. We continue to aggressively manage our inventory to optimize in-stock presence and ensure good product placement within retail stores. In response to current retail trends, we are also placing a greater proportion of inventory with retailers on a consignment basis.
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
OEM Channel. Through our relationships with selected personal computer “original equipment manufacturers,” or OEMs, we sell software to customers purchasing new OEM systems and we sell products offered by OEMs to their customers after the point of sale. Although aggregate revenue from our OEM channel is much less significant than revenue from our other distribution channels, OEM relationships help us to attract new customers and generate sales of our core desktop software products.
Third-Party “Value-Added” Distribution Arrangements. We supplement our direct sales capabilities and our retail and OEM distribution relationships with selected third-party distribution arrangements. We believe these relationships will enhance the growth opportunities for certain product and service offerings by allowing us to benefit from the value-added marketing and sales expertise of these third parties. For example, our Innovative Merchant Solutions merchant services business participates in a limited liability company that acquires merchant customers for IMS. See Note 1 to the financial statements. During fiscal 2007 and beyond, we expect to continue to optimize, expand and support our network of third-party relationships.
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
Competition Specific to Business Segments
Small Business. QuickBooks is the leading product in the retail sales channel for its category. We face significant competitive challenges in our QuickBooks and Payroll and Payments businesses from Microsoft Corporation, which in September 2005 launched accounting software and associated services that directly target small business customers. Increasingly, our small business products and services also face competition from free online banking and payment services offered by financial institutions and others. In our merchant services business, we also compete directly with a number of independent sales organizations, none of which dominates the market.
Consumer Tax. In the private sector we face intense competition primarily from H&R Block, the makers of TaxCut software, and increasingly from web-based offerings such as 2nd Story Software’s TaxACT, where we are subject to significant and increasing price pressure. We also compete for customers with low-cost assisted tax preparation businesses, such as H&R Block.
We also face potential competitive challenges in our Consumer Tax business from publicly funded government entities that offer electronic tax preparation and filing services at no cost to individual taxpayers. We are a member of the Free File Alliance, a consortium of private sector companies that signed an agreement with the federal government in October 2002 that was renewed for four years in October 2005. Under this agreement, a number of private sector companies, rather than the federal government, have been providing web-based federal tax preparation and filing services at no cost to eligible federal taxpayers through initiatives such as our Intuit Tax Freedom Project. Twenty-one states have also adopted Free File Alliance public-private agreements. Twenty other states offer some form of direct government tax preparation and filing services free to qualified taxpayers. We continue to actively work with others in the private and public sectors to advance the goals of the Free File Alliance policy initiative and to support successful public-private partnerships. However, future administrative, regulatory or legislative activity in this area could have a material adverse effect on our Consumer Tax business.

The following table shows the significant competitors for each of our major products and services.

Intuit		Significant Competitors
Segment	Product or Service	Name	Product or Service

QuickBooks	QuickBooks	Microsoft Corporation	Microsoft Office Small Business Accounting
		The Sage Group PLC	Best/Peachtree Software

	Financial Supplies	Deluxe Corporation	Business forms and checks
		Microsoft’s partnership with	Business forms and checks
		Deluxe Kinko’s, Office Depot, Staples	Business forms

Payroll and Payments	Small Business Payroll	ADP, Paychex	Tax table subscription and electronic filing services
		Microsoft’s partnership with ADP	Tax table subscription and electronic filing services
		ADP, Paychex, Ceridian	Full-service payroll solutions

Consumer Tax	TurboTax	H&R Block	TaxCut
		2nd Story Software, Inc.	TaxACT

Professional Tax	ProSeries	CCH Incorporated	ATX product line

	Lacerte	CCH Incorporated	ProSystem fx product line
		Thomson Corporation	Creative Solutions, GoSystem product lines

Other Businesses	Quicken	Microsoft Corporation	Microsoft Money
Competitive Factors
Competitive factors for desktop software. We believe the most important competitive factors for our core desktop software products – QuickBooks, TurboTax, Lacerte, ProSeries and Quicken – are ease of use, product features, size of the installed customer base, brand name recognition, value, and product and support quality. Access to distribution channels is also important for our QuickBooks, TurboTax and Quicken products. In addition, the ability for customers to upgrade within product families as their businesses grow is a significant competitive factor for our QuickBooks products. Productivity is also an important competitive factor for the full-service accounting firms to which we market our Lacerte products. We believe we compete effectively on these factors as QuickBooks, TurboTax and Quicken products are the leading products in the retail sales channel for their respective categories.
Competitive factors for products and services other than desktop software. We believe the most important competitive factors for products and services other than desktop software are features and ease of use, the integration of these products and services with related desktop software, brand name recognition, speed in getting new products and services to market, effective distribution and quality of implementation and support. We believe we compete effectively on these factors. For our service offerings such as small business payroll and merchant services, service reliability and scalability of operations are also important factors. Due to the size of our principal competitors in these service businesses, we will need to scale our businesses to compete effectively over the long term. Significant competitive factors for our financial supplies business include ordering convenience, product quality, speed of delivery and price. We believe that our convenient access to our large QuickBooks and Quicken customer bases is a significant competitive advantage for our financial supplies business.

CUSTOMER SERVICE AND TECHNICAL SUPPORT
We provide customer service and technical support by telephone, online chat, fax, e-mail and our customer service and technical support web sites. We have full-time and outsourced customer service and technical support staffs, which we supplement with seasonal employees and additional outsourcing during periods of peak call volumes, such as during the tax return filing season or following a major product launch. We outsource to several firms domestically and internationally. Most of our internationally outsourced consumer and small business customer service and technical support personnel are located in India and the Philippines.
We offer free self-help information through our technical support web sites for QuickBooks, TurboTax and Quicken. For example, customers can use our web sites to find answers to commonly asked questions and check on the status of orders. Under certain support plans, customers can also use our web sites to receive product updates electronically. Support alternatives and fees vary by product. We also sponsor online user communities where customers can share product advice with each other.
MANUFACTURING AND DISTRIBUTION
Desktop Software and Supplies
The major steps involved in manufacturing desktop software are manufacturing CDs, printing boxes and related materials, and assembling and shipping the final products. We have a manufacturing agreement with ModusLink Corp. under which ModusLink provides substantially all outsourced manufacturing related to our retail launches of QuickBooks, TurboTax and Quicken, as well as for day-to-day retail order fulfillment after product launches. Although ModusLink has operations in multiple locations that can provide redundancy if necessary, we have centralized the manufacturing for our retail products in one of their facilities which is co-located with our primary retail fulfillment vendor, Ingram Micro Logistics (IML), a division of Ingram Micro Inc. We also outsource the product manufacturing and distribution for most of our direct sales orders to Arvato Services, Inc., a division of Bertelsmann AG. We use John H. Harland Company exclusively to fulfill orders for all of our printed checks and most other products for our financial supplies business.
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
Internet-Based Products and Services
Intuit’s data centers house most of the systems, networks and databases required to operate and deliver our Internet-based products and services. These include QuickBooks Online Edition, QuickBooks Online Payroll, QuickBooks Assisted Payroll Service, Complete web-based Payroll, TurboTax Online, consumer and professional electronic tax filing services, Quicken.com and QuickBase. Through our data centers, we connect customers to products and services and we store the vast amount of data that represents the content on our web sites. As our businesses continue to move toward delivering more web-based products and services, this infrastructure will become even more critical in the future. Our data centers consist of numerous servers and databases located in several sites across the United States. In order to prevent interruptions to the availability of our Internet-based products and services, we have implemented practices for creating a fault-tolerant environment. However, we do not have complete redundancy for all of our systems. We have back-up processing capabilities that are designed to protect us against site-related disasters for many of our mission-critical applications. Despite our efforts to maintain continuous and reliable server operations, we occasionally experience unplanned outages or technical difficulties.

PRIVACY AND SECURITY OF CUSTOMER INFORMATION
We are subject to various federal, state and international laws and regulations and financial institution requirements relating to the privacy and security of customer and employee personal information. We are also subject to laws and regulations that apply to telemarketing and email activities. Additional laws in both areas are likely to be passed in the future, which could result in significant limitations on the ways in which we can communicate with our customers and significantly increase our compliance costs. If our business expands to new industry segments that are regulated for privacy and security, or to countries outside the United States that have strict data protections laws, our compliance requirements and costs will increase.
We comply with United States federal and other country guidelines and practices to help ensure that customers are aware of, and can control, how we use information about them. Our primary web sites, such as QuickBooks.com, TurboTax.com and Quicken.com, have been certified by TRUSTe, an independent, non-profit organization that operates a web site privacy certification program representing industry standard practices to address users’ and regulators’ concerns about online privacy. We also use privacy statements to provide notice to customers of our privacy practices, as well as provide them the opportunity to furnish instructions with respect to use of their personal information.
To address security concerns, we use security safeguards to help protect the information customers give to us from loss, misuse and unauthorized alteration. Whenever customers transmit sensitive information, such as a credit card number or tax return data, to us through one of our web sites, that information is stored on secure servers that allow encryption of the information as it is transmitted to us. We work to protect personally identifiable information stored on the web site’s servers from unauthorized internal or external access using commercially available computer security products, such as firewalls, as well as internally developed security procedures and practices.
GOVERNMENT REGULATION
We offer certain products and services, such as small business payroll, which are subject to special regulatory requirements. As we expand our small business products and services, we may become subject to additional government regulation, particularly in the areas of retirement planning and other employer services. New laws or regulations may be adopted in these areas that could impose significant limitations on our business and increase our cost of compliance. We continually analyze new business opportunities, and new businesses that we pursue may require additional costs for regulatory compliance.
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
We face a number of risks relating to our intellectual property, including unauthorized use and unauthorized copying, or piracy, of our products. Litigation may be necessary to protect our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Patents that have been issued to us could be determined to be invalid and may not be enforceable against competitive products in every jurisdiction. Furthermore, other parties have asserted and may, in the future, assert infringement claims against us. These claims and any litigation may result in invalidation of our proprietary rights or a finding of infringement against us along with an assessment of damages. Litigation, even if not meritorious, could result in substantial costs and diversion of resources and management attention. In addition, third party licenses may not continue to be available to us on commercially acceptable terms, or at all.
EMPLOYEES
As of August 31, 2006 we had approximately 7,500 employees located in the United States and internationally in Canada and several other locations. We believe our future success and growth will depend on our ability to attract and retain qualified employees in all areas of our business. We do not currently have any collective bargaining agreements with our employees, and we believe employee relations are generally good. Although we have employment-related agreements with a number of key employees, these agreements do not guarantee continued service. We believe we offer competitive compensation and a good working environment. We were named one of Fortune magazine’s “100 Best Companies to Work For” in each of the last five years. However, we face intense competition for qualified employees, and we expect to face continuing challenges in recruiting and retention.
ITEM 1A
RISK FACTORS
Forward-Looking Statements and Risk Factors
This Annual Report on Form 10-K contains forward-looking statements. All statements in this report, other than statements that are purely historical, are forward-looking statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “forecasts,” “estimates,” “seeks,” and similar expressions also identify forward-looking statements. In this report, forward-looking statements include, without limitation, the following:
•	our expectations and beliefs regarding future conduct and growth of the business;

•	the assumptions underlying our Critical Accounting Policies, including our estimates regarding product rebate and return reserves; stock volatility and other assumptions used to estimate the fair value of share-based compensation; and expected future amortization of purchased intangible assets;

•	our expectations regarding competition and our ability to compete effectively;

•	our belief that the investments that we hold are not other-than-temporarily impaired;

•	our belief that we will be able to obtain any necessary licenses or other rights to any disputed intellectual property rights on commercially reasonable terms;

•	our belief that our exposure to currency exchange fluctuation risk will not be significant in the future;

•	our belief that our income tax valuation allowance is sufficient;

•	our belief that our cash, cash equivalents and investments will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months;

•	our expectations regarding research and development efforts and expenses and the introduction of new or complementary products and related services and features;

•	our belief that the continuing trend among individual taxpayers toward the use of both web and desktop software to prepare their own income tax returns will continue to be important to the growth of our Consumer Tax business;

•	our assessments and estimates that determine our effective tax rate;

•	our belief that our facilities are adequate for our near-term needs and that we will be able to locate additional facilities as needed;

•	our assessments and beliefs regarding the future outcome of pending legal proceedings and the liability, if any, that Intuit may incur as a result of those proceedings; and

•	the expected effects of the adoption of new accounting standards.
We caution investors that forward-looking statements are only predictions based on our current expectations about future events and are not guarantees of future performance. We encourage you to read carefully all information provided in this report and in our other filings with the SEC before deciding to invest in our stock or to maintain or change your investment. These forward-looking statements are based on information as of the filing date of this Annual Report, and we undertake no obligation to revise or update any forward-looking statement for any reason.

Because forward-looking statements involve risks and uncertainties, there are important factors that may cause actual results to differ materially from those contained in the forward-looking statements. These factors include the following:
We face intense competitive pressures in all of our businesses that may negatively impact our revenue, profitability and market position.
We have formidable competitors, and we expect competition to remain intense during fiscal 2007 and beyond. The number, resources and sophistication of the companies with whom we compete have increased as we continue to expand our product and service offerings. Our competitors may introduce new and improved products and services, bundle new offerings with market-leading products, reduce prices, gain better access to distribution channels, advertise aggressively or beat us to market with new products and services. We also face growing competition from providers of free online accounting, bookkeeping, tax and other business-related services. Any of these competitive actions taken over any prolonged period could diminish our revenue and profitability and could affect our ability to keep existing customers and acquire new customers. Some additional competitive factors that may impact our businesses are discussed below.
QuickBooks and Payroll and Payments. Losing existing or potential QuickBooks customers to competitors causes us to lose potential software revenue and also limits our opportunities to sell related products and services such as our financial supplies, small business payroll and merchant services offerings. Many competitors provide accounting and business management products and services to small businesses. For example, Microsoft Corporation currently offers Microsoft Office Small Business Accounting and offers, in partnership with third parties, several other competitive products and services, including a payroll solution for small businesses, credit and debit card processing services, and business checks, forms envelopes and related printed products. We expect that competition from Microsoft as well as new or currently unidentified competitors will intensify over time with these and future offerings that directly compete with QuickBooks and our other offerings. Although we have successfully competed with Microsoft in the past, Microsoft’s small business product and service offerings may still have a significant negative impact on our future revenue and profitability.
Our principal competitors in the small business payroll services business benefit from greater economies of scale due to their substantial size, which may result in pricing pressure for our offerings. The growth of electronic banking and other electronic payment systems is decreasing the demand for checks and consequently causing pricing pressure for our financial supplies business as competitors aggressively compete for share of this shrinking market.
Several of our products also compete with web-based electronic banking, finance tracking and management tools that are becoming increasingly available at no cost to consumers. If we are unable to provide products with features and services that compete effectively with these free offerings, our revenue and profitability may suffer.
Consumer Tax. Our consumer tax business faces significant competition from both the public and private sector. In the public sector we face the risk of federal and state taxing authorities developing or contracting to provide software or other systems to facilitate tax return preparation and electronic filing at no charge to taxpayers.
•	Federal Government. Agencies of the U.S. government have made several attempts during the two most recent presidential administrations to initiate a program to offer taxpayers free online tax preparation and filing services. However, in October 2002 the Internal Revenue Service agreed not to provide its own competing tax software product or service so long as participants in a consortium of tax preparation software companies, including Intuit, agreed to provide web-based federal tax preparation and filing services at no cost to qualified taxpayers under an arrangement called the Free File Alliance. In October 2005 the IRS and the Free File Alliance signed a new four-year agreement that continues to restrict the IRS from entering the tax preparation business. This agreement specifies the category of taxpayers eligible to receive free services and places limits on the ability of participating companies to target their free offering to more than 50% of all U.S. taxpayers. The Free File Alliance has kept the federal government from being a direct competitor to our tax offerings in the past. However, it has also fostered additional web-based competition and could cause us to lose significant revenue opportunities from our Consumer Tax customer base. Companies have used the Free File Alliance and its position on the IRS web site as a marketing tool by giving away free services at the federal level and attempting to make money by selling state filing and other services, which has intensified competition. In addition, persons who formerly have paid for our products may elect to use our or our competitors’ unpaid federal offering instead. The IRS has the right to terminate the agreement with the Free File Alliance upon 24 months written notice. If the IRS were to terminate the agreement and elect to provide government software and electronic filing services to taxpayers at no charge, or if other governmental bodies were to significantly alter the Free File Alliance or require the provision of government tax filing services directly to taxpayers, our revenue and profits could suffer. See the discussion on the Free File Alliance in Item 1, “Business – Competition.”

•	State Governments. State taxing authorities have also actively pursued various strategies to provide free online tax return preparation and electronic filing services for state taxpayers. As of July 31, 2006, 21 states had entered into agreements with the private sector based on the federal Free File Alliance agreement and had agreed to discontinue or otherwise not provide direct government tax preparation services. However, 20 other states, including California, directly offered their own online tax preparation and filing services to taxpayers. For the 2004 and 2005 tax years, California tested a limited pilot program under which a state-operated electronic system automatically prepared and filed approximately 10,000 state income tax returns with no individual transaction charge to those taxpayers. Although the California legislature has not renewed this program for the 2006 tax year, this program or similar programs could be introduced or expanded in the future. It is also possible that other governmental entities could elect to provide similar competitive offerings in the future. These publicly sponsored programs could cause us to lose customers to free offerings and enable competitors to gain market share at our expense by using participation in the free alliances as an effective tool to attract customers to ancillary paid offerings. Given the efficiencies that electronic tax filing provides to taxing authorities, we anticipate that governmental competition will present a continued competitive threat to our business for the foreseeable future.

•	Private Sector. In the private sector we face intense competition primarily from H&R Block, the makers of TaxCut software, and increasingly from web-based offerings such as 2nd Story Software’s TaxACT, where we are subject to significant and increasing price pressure. We also compete for customers with low-cost assisted tax preparation businesses, such as H&R Block. In addition, companies that provide free online tax preparation services, whether through the Free File Alliance or otherwise, may reduce demand for our paid offerings which would harm our business and results of operations.
Professional Tax. Our ProSeries professional tax offerings face pricing pressure from competitors seeking to obtain our customers through deep product discounts and loss of customers to competitors offering no-frills offerings at low prices, such as CCH’s ATX product line. Our Lacerte professional tax offerings face competition from competitively-priced tax and accounting solutions that include integration with non-tax functionality.
Other Businesses. Our Quicken products compete both with Microsoft Money, which is aggressively promoted and priced, and with web-based electronic banking and personal finance tracking and management tools that are becoming increasingly available at no cost to consumers. These competitive pressures may result in reduced revenue and lower profitability for our Quicken product line and related bill payment service offering.
Future revenue growth for our core products depends upon our successful introduction of new and enhanced products and services.
A number of our businesses derive a significant amount of their revenue through one-time upfront license fees and rely on customer upgrades and service offerings to generate a significant portion of their revenues. In addition, our consumer tax business depends significantly on revenue from customers who return each year to use our updated tax preparation and filing software and services. As our existing products mature, encouraging customers to purchase product upgrades becomes more challenging unless new product releases provide features and functionality that have meaningful incremental value. If we are not able to develop and clearly demonstrate the value of upgraded products to our customers, our upgrade and service revenues will be harmed. Similarly, our business will be harmed if we are not successful in our efforts to develop and introduce new products and services to retain our existing customers, expand our customer base and increase revenues per customer.
In some cases, we may expend a significant amount of resources and management attention on products or services that do not ultimately succeed in their markets. We have encountered difficulty in launching new products and services in the past. For example, at the end of fiscal 2005 we discontinued our SnapTax consumer tax offering and in fiscal 2004 we discontinued our QuickBooks Premier Healthcare offering due to lack of customer demand. If we misjudge customer needs, our new products and services will not succeed and our revenues and earnings will be harmed. As we expand our offerings to new customer categories we run the risk of customers shifting from higher priced and higher margin products to newly introduced lower priced offerings. For instance, our QuickBooks Simple Start offering and our ProSeries Basic and ProSeries Express offerings may attract users that would otherwise have purchased our higher priced, more full featured offerings.
If we fail to maintain reliable and responsive service levels for our electronic tax offerings, or if the IRS or other governmental agencies experience difficulties in receiving customer submissions, we could lose customers and our revenue and earnings could decrease.
Our web-based tax preparation services and electronic filing services are an important and growing part of our tax businesses and must effectively handle extremely heavy customer demand during the peak tax season from January to April. We face significant risks and challenges in maintaining these services and maintaining adequate service levels, particularly during peak volume service times. Similarly, governmental entities receiving electronic tax filings must also handle large volumes of data and may experience difficulties with their systems preventing the receipt of electronic filings. If customers are unable to file their returns electronically they may elect to make paper filings. This would result in reduced electronic tax return preparation and filing revenues and would harm our reputation and ability to attract and retain customers. We have experienced relatively brief unscheduled interruptions in our electronic filing and/or tax preparation services during past tax years. For example, on April 17, 2006 we chose to refresh our systems during the day in preparation for anticipated heavy evening volume and this resulted in electronic filing services being unavailable to our customers for about twenty minutes. Any prolonged interruptions in our web-based tax preparation or electronic filing service at any time during the tax season could result in lost customers, negative publicity and increased operating costs, any of which could significantly harm our business, financial condition and results of operations.
The nature of our products necessitates timely product launches and if we experience significant product quality problems or delays, it will harm our revenue, earnings and reputation.
All of our tax products and many of our non-tax products have rigid development timetables that increase the risk of errors in our products and the risk of launch delays. Our tax preparation software product development cycle is particularly challenging due to the need to incorporate unpredictable tax law and tax form changes each year and because our customers expect high levels of accuracy and a timely launch of these products to prepare and file their taxes by April 15th. Due to the complexity of our products and the condensed development cycles under which we operate, our products sometimes contain “bugs” that can unexpectedly interfere with the operation of the software. When we encounter problems we may be required to modify our code, distribute patches to customers who have already purchased the product and recall or repackage existing product inventory in our distribution channels. If we encounter development challenges or discover errors in our products late in our development cycle it may cause us to delay our product launch date. Any major defects or launch delays could lead to loss of customers and revenue, negative publicity, customer and employee dissatisfaction, reduced retailer shelf space and promotions, and increased operating expenses, such as inventory replacement costs, legal fees or payments resulting from our commitment to reimburse penalties and interest paid by customers due solely to calculation errors in our consumer tax preparation products.
Possession and use of personal customer information by our businesses presents risks and expenses that could harm our business.
A number of our businesses collect, use and retain large amounts of personal customer information, including credit card numbers, tax return information, bank account numbers and passwords, personal and business financial data, social security numbers and other payroll information. We also collect and maintain personal information of our employees in the ordinary course of our business. Some of this personal customer and employee information is held and managed by third parties. We and our vendors use commercially available encryption technology to transmit personal information when taking orders. We use security and business controls to limit access and use of personal information. However, a third party may be able to circumvent these security and business measures, and errors in the storage, use or transmission of personal information could result in a breach of customer or employee privacy. We employ contractors, temporary and seasonal employees who may have access to the personal information of customers and employees. While we conduct necessary and appropriate background checks of these individuals and limit access to personal information, it is possible one of these individuals could circumvent these controls which would result in a breach of customer or employee privacy. Possession and use of personal information in conducting our business subjects us to legislative and regulatory burdens that could require notification of data breach, restrict our use of personal information and hinder our ability to acquire new customers or market to existing customers. We have incurred – and will continue to incur – significant expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations.
In the past we have experienced lawsuits and negative publicity relating to privacy issues and we could face similar suits in the future. A major breach of customer privacy or security by us or the third parties that hold and manage personal information could have serious negative consequences for our businesses, including possible fines, penalties and damages, reduced customer demand for our services, harm to our reputation and brands, further regulation and oversight by federal or state agencies, and loss of our ability to accept and process customer credit card orders or tax returns. Although we have sophisticated network and application security, internal control measures, and physical security procedures to safeguard customer and employee information, there can be no assurance that a personal information breach, loss or theft will not occur, which could harm our business, customer reputation and results of operations. If our business expands to new industry segments that are regulated for privacy and security, or to countries outside the United States that have more strict data protection laws, our compliance requirements and costs will increase.
Our revenue and earnings are highly seasonal and our quarterly results fluctuate significantly.
Several of our businesses are highly seasonal causing significant quarterly fluctuations in our financial results. Revenue and operating results are usually strongest during the second and third fiscal quarters ending January 31 and April 30 due to our tax businesses contributing most of their revenue during those quarters and the timing of the release of our small business software products and upgrades. We experience lower revenues, and significant operating losses, in the first and fourth quarters ending October 31 and July 31. For example, in the second and third quarters of fiscal 2005 and 2006 we had total net revenue of between $648.2 million and $952.6 million while in the first and fourth quarters of fiscal 2005 and 2006 we had total net revenue of between $252.8 million and $342.9 million. Our financial results can also fluctuate from quarter to quarter and year to year due to a variety of factors, including changes in product sales mix that affect average selling prices; product release dates; the timing of our discontinuance of support for older product offerings; our methods for distributing our products, including the shift to a consignment model for some of our desktop products sold through retail distribution channels; the inclusion of upgrades with certain offerings and the timing of our delivery of state tax forms (both of which can impact the pattern of revenue recognition), and the timing of acquisitions, divestitures, and goodwill and purchased intangible asset impairment charges.
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
Our ecommerce web sites and our Internet-based product and service offerings, including QuickBooks Online Edition, QuickBooks Online Payroll, QuickBooks Assisted Payroll Service, Complete web-based Payroll, Turbo Tax Online, consumer and professional electronic tax filing services, Quicken.com and QuickBase, rely on a variety of systems, networks and databases, many of which are maintained by us at our data centers. In order to prevent interruptions to the availability of our ecommerce web sites and Internet-based products and services, we have implemented practices for creating a fault-tolerant environment. However, we do not have complete redundancy for all of our systems. We may also need to grow, reconfigure or relocate our data centers in response to changing business needs, which may be costly and lead to unplanned disruptions of service. We do not maintain real-time back-up of our data, and in the event of significant system disruption, particularly during peak tax filing season, we could experience loss of data or tax return processing capabilities, which could cause us to lose customers and could materially harm our operating results. We maintain back-up processing capabilities that are designed to protect us against site-related disasters for many of our mission-critical applications. Notwithstanding our efforts to protect against “down time” for our ecommerce web sites and Internet-based products and services, we do occasionally experience unplanned outages or technical difficulties. In order to provide our Internet-based products and services, we must protect the security of our systems, networks, databases and software.
Like all companies that deliver products and services via the Internet, we are subject to attack by computer hackers who develop and deploy software that is designed to penetrate the security of our systems and networks. If hackers were able to penetrate our security systems, they could misappropriate or damage our proprietary information or cause disruptions in the delivery of our products and services. We believe that we have taken steps to protect against such attacks. However, there can be no assurance that our security measures will not be penetrated by hackers. In the event that the systems, networks, databases and software required to deliver our Internet-based products and services become unavailable or suffer technical difficulties or a breach in security, we may be required to expend significant resources to alleviate these problems, and our operating results could suffer. In addition, any such interruption or breach of security could damage our reputation and lead to the loss of customers.
Our reliance on a limited number of manufacturing and distribution suppliers could harm our business.
We have chosen to outsource the manufacturing and distribution of many of our desktop software products to a small number of third party providers and we use a single vendor to produce and distribute our check and business forms supplies products. Although our reliance on a small number of suppliers, or a single supplier, provides us with efficiencies and enhanced bargaining power, poor performance by or lack of effective communication with these parties can significantly harm our business. This risk is amplified by the fact that we carry very little inventory and rely on just-in-time manufacturing processes. In particular, the loss of our principal manufacturing partner for retail would be disruptive to our business and could cause delay in a product launch. We seek to mitigate this risk by managing our second tier vendors and maintaining contingency plans. During fiscal 2004 one of our suppliers was unable to fulfill orders for some of our software products for a number of days due to operational difficulties and communication errors. Although together we were able to mitigate the impact of that delay with minimal disruption to our business, if we experience longer delays, delays during a peak demand period or significant quality issues our business could be significantly harmed.
Overall capacity for the manufacture of optical media compact discs in the U.S. has decreased due to a market shift to the DVD format. This decrease in CD production capacity could require us to identify, review and engage new manufacturing sources within or outside the U.S. or change to DVD format, which would be more expensive than CD media. This could affect our ability to timely manufacture and deliver our products at retail, which could harm our financial condition and results of operations.
As our product and service offerings become more complex our revenue streams may become less predictable.
Our expanding range of products and services generates more varied revenue streams than our traditional desktop software businesses. The accounting policies that apply to these revenue streams are more complex than those that apply to our traditional products and services. We expect this trend to continue as we expand our offerings. For example, as we begin to offer additional features and options as part of multiple-element revenue arrangements, we could be required to defer a higher percentage of our product revenue at the time of sale than we do for traditional products. This would decrease recognized revenue at the time products are shipped, but result in increased recognized revenue in fiscal periods after shipment.
We face a number of risks in our merchant card processing business that could result in a reduction in our revenue and earnings.
Our merchant card processing service business is subject to several risks, including the following:
•	if merchants for whom we process credit card transactions are unable to pay refunds due to their customers in connection with disputed or fraudulent merchant transactions we may be required to pay those amounts and our payments may exceed the amount of the customer reserves we have established to make such payments;

•	we will not be able to conduct our business if the bank sponsors and card payment processors and other service providers that we rely on to process bank card transactions terminate their relationships with us and we are not able to secure or successfully migrate our business elsewhere;

•	we could be required to stop providing payment processing services for Visa and MasterCard if we or our bank sponsors fail to adhere to the standards of the Visa and MasterCard credit card associations;

•	we depend on independent sales organizations, some of which do not serve us exclusively, to acquire and retain merchant accounts;

•	we rely increasingly on Superior Bankcard Services, LLC for the acquisition of merchant accounts;

•	our profit margins will be reduced if for competitive reasons we cannot increase our fees at times when Visa and MasterCard increase the fees that we pay to process merchant transactions through their systems;

•	unauthorized disclosure of merchant and cardholder data, whether through breach of our computer systems or otherwise, could expose us to protracted and costly litigation; and

•	we may encounter difficulties scaling our business systems to support our expected growth.
Should any of these risks be realized our business could be harmed and our financial results could suffer.
Our dependence on a small number of larger retailers and distributors could harm our results of operations.
We sell most of our desktop software products through our retail distribution channel and a relatively small number of larger retailers and distributors generate a significant portion of our sales volume. Our principal retailers have significant bargaining leverage due to their size and available resources. Any change in principal business terms, termination or major disruption of our relationship with these resellers could result in a potentially significant decline in our revenues and earnings. For example, the sourcing decisions, product display locations and promotional activities that retailers undertake can greatly impact the sales of our products. The fact that we also sell our products directly could cause retailers or distributors to reduce their efforts to promote our products or stop selling our products altogether. If any of our retailers or distributors run into financial difficulties we may be unable to collect amounts that we are owed. At January 31, 2006, in the midst of the 2005 consumer tax season, amounts due from our 10 largest retailers and distributors represented approximately 51% of total gross accounts receivable.
Failure of our information technology systems or those of our service providers could adversely affect our future operating results.
We rely on a variety of internal technology systems and technology systems maintained by our outside manufacturing and distribution suppliers to take and fulfill customer orders, handle customer service requests, host our web-based activities, support internal operations, and store customer and company data. These systems could be damaged or interrupted, preventing us or our service providers from accepting and fulfilling customer orders or otherwise interrupting our business. In addition, these systems could suffer security breaches, causing company and customer data to be unintentionally disclosed. Any of these occurrences could adversely impact our operations. We have experienced system slowdowns and interruptions in the past that have caused loss of productivity and added expense. We also experience computer server failures from time to time. To prevent interruptions we must continue to upgrade our information systems to further improve performance and help ensure that we have adequate recoverability. The expansion and upgrade of our systems could be costly, and problems with the design or implementation of system enhancements could harm our ability to take customer orders, ship products, support and invoice our customers, and otherwise run our business. While we and our outside service partners have backup systems for certain aspects of our operations, not all of these systems are fully redundant and disaster recovery planning may not be sufficient for all eventualities.
Increased government regulation of tax preparation services could harm our business.
The tax preparation industry has received increased attention from legislative and regulatory bodies in recent years, both because of the continuing focus on free tax preparation and because of the nature of certain services used to process and transfer refunds to taxpayers. If legislative or regulatory bodies increase their regulation or oversight of the tax preparation industry, this could increase our cost of doing business by imposing new regulations, and could limit our revenue opportunities by restricting the types of products and services we can offer.

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
The effectiveness of our customer service and technical support operations are critical to customer satisfaction and our financial success. If we do not respond effectively to service and technical support requests we will lose customers and miss revenue opportunities, such as paid service, product renewals and new product sales. We occasionally experience customer service and technical support problems, including longer than expected waiting times for customers when our staffing and systems are inadequate to handle a higher-than-anticipated volume of requests. Training and retaining qualified customer service and technical support personnel is particularly challenging due to the expansion of our product offerings and the seasonality of our tax business. For example, in fiscal 2006 the number of our consumer tax service representatives ranged from about 50 during off-season months to about 1,050 at the peak of the tax season. If we do not adequately train our support representatives our customers will not receive an appropriate level of support, we will lose customers and our financial results will suffer.
If we encounter problems with our third-party customer service and technical support providers our business will be harmed and our margins will decline.
We outsource a substantial portion of our customer service and technical support activities to domestic and international third-party service providers, including service providers in India and the Philippines. We rely heavily on third-party customer service representatives working on our behalf and we expect to continue to rely heavily on third parties in the future. This strategy provides us with lower operating costs and greater flexibility, but also presents risks to our business, including the following:
•	In recent years India and the Philippines have experienced political instability and changing policies that may impact our operations. In addition, for a number of years India and Pakistan have been in conflict and an active state of war between the two countries could disrupt our services;

•	Customers may react negatively to providing information to and receiving support from overseas organizations;

•	We may not be able to impact the quality of support that we provide as directly as we are able to in our company-run call centers;

•	International outsourcing has received considerable negative attention in the media and there are indications that the U.S. Congress may pass legislation that would impact how we operate and impact customer perceptions of our service. For example, in Congress legislators have discussed restricting the flow of personal information to overseas providers and requiring representatives in foreign jurisdictions to affirmatively identify themselves by name and location; and

•	We rely on a global communications infrastructure that may be interrupted in a number of ways. For example, in fiscal 2004 we had to reroute calls to India when an underwater cable in the Mediterranean Sea was cut.
We are exposed to risks associated with credit card and payment fraud and with credit card processing.
Many of our customers use credit cards or automated payment systems to pay for our products and services. We have suffered losses, and may continue to suffer losses, as a result of orders placed with fraudulent credit card or other payment data. For example, under current credit card practices, we may be liable for fraudulent credit card transactions if we do not obtain a cardholder’s signature, a frequent practice in Internet sales. We employ technology solutions to help us detect fraudulent transactions. However, the failure to detect or control payment fraud could have an adverse effect on our results of operations.
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
Our success depends upon our proprietary technology. We rely on a combination of copyright, trade secret, trademark, patent, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, contractors, distributors and corporate partners and into license agreements with respect to our software, documentation and other proprietary information. The creation and protection of our proprietary rights are expensive and may require us to engage in costly and distracting litigation. Despite these precautions, third parties could copy or otherwise obtain and use our products or technology without authorization. Because we outsource significant aspects of our product development, manufacturing and distribution we are at risk that confidential portions of our intellectual property could become public by lapses in security by our contractors. We have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to others. These licensees may take actions that diminish the value of our proprietary rights or harm our reputation. It is also possible that other companies could successfully challenge the validity or scope of our patents and that our patent portfolio, which is relatively small, may not provide us with adequate protection. Ultimately, our attempts to secure legal protection for our proprietary rights may not be adequate and our competitors could independently develop similar technologies, duplicate our products, or design around patents and other intellectual property rights. If our intellectual property protection proves inadequate we could lose our competitive advantage and our financial results will suffer.
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
Our intellectual property rights are among our most valuable assets. Policing unauthorized use and copying of our products is difficult, expensive, and time consuming. Current U.S. laws that prohibit copying give us only limited practical protection from software piracy and the laws of many other countries provide very little protection. We may not be able to prevent misappropriation of our technology. For example, we frequently encounter unauthorized copies of our software being sold through online auction sites and other online marketplaces. In addition, efforts to protect our intellectual property may be misunderstood and perceived negatively by our customers. Although we continue to evaluate and put in place technology solutions to attempt to lessen the impact of piracy, and we continue to increase our civil and criminal enforcement efforts, we expect piracy to be a persistent problem that results in lost revenues and increased expenses.
Although we are unable to quantify the extent of piracy of our software products, software piracy may depress our net revenues. We engage in efforts to educate consumers on the benefits of licensing genuine products and to educate lawmakers on the advantages of a business climate where intellectual property rights are protected, and we cooperate with the Software & Information Industry Association in their efforts to combat piracy. However, these efforts may not fully combat the effect of piracy of our products.
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
Acquisitions are inherently risky. We can not be certain that our previous or future acquisitions will be successful and will not materially adversely affect the conduct, operating results or financial condition of our business. We have generally paid cash for our recent acquisitions. Future transactions may involve further use of our cash resources, the issuance of equity or debt securities, the incurrence of other forms of debt or the amortization of expenses related to intangible assets, any of which could harm our financial condition and results of operations. If we issue equity securities as consideration in an acquisition, current shareholders’ percentage ownership and earnings per share may be diluted.
If actual product returns exceed returns reserves our financial results would be harmed.
We ship more desktop software products to our distributors and retailers than we expect them to sell, in order to reduce the risk that distributors or retailers will run out of products. This is particularly true for our Consumer Tax products, which have a short selling season and for which returns occur primarily in our fiscal third and fourth quarters. Like many software companies that sell their products through distributors and retailers, we have historically accepted significant product returns. We establish reserves against revenue for product returns in our financial statements based on estimated returns and we closely monitor product sales and inventory in the retail channel in an effort to maintain adequate reserves. In the past, returns have not differed significantly from these reserves. However, if we experience actual returns that significantly exceed reserves, it would result in lower net revenue. For example, if we had increased our fiscal 2006 returns reserves by 1% of non-consignment sales to retailers for QuickBooks, TurboTax and Quicken, our fiscal 2006 total net revenue would have been approximately $3.5 million lower. In addition, our policy of recognizing revenue from distributors and retailers upon delivery of product for non-consignment sales is predicated upon our ability to reasonably estimate returns. If we do not continue to demonstrate our ability to estimate returns then our revenue recognition policy for these types of sales may no longer be appropriate.
Acquisition-related costs and impairment charges can cause significant fluctuation in our net income.
Our acquisitions have resulted in significant expenses, including amortization of purchased intangible assets (which is reflected in cost of revenue), charges for in-process research and development, impairment of goodwill, amortization and impairment of purchased intangible assets and charges for deferred compensation (which are reflected in operating expenses). Total acquisition-related costs in the categories identified above were $23.2 million in fiscal 2006, $26.8 million in fiscal 2005 and $33.6 million in fiscal 2004. Although under current accounting rules goodwill is no longer amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that could not have been reasonably foreseen in prior periods. For example, at the end of fiscal 2004 we incurred a goodwill impairment charge of $18.7 million related to our Intuit Public Sector Solutions business, which was subsequently sold. At July 31, 2006, we had goodwill of $505.0 million and unamortized purchased intangible assets of $59.5 million on our balance sheet, both of which could be subject to impairment charges in the future. New acquisitions, and any impairment of the value of purchased assets, could have a significant negative impact on our future operating results.
If we fail to operate our payroll business effectively our revenue and earnings will be harmed.
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
Due to our financial position and the large number of customers that we serve we are often forced to defend litigation. See Item 3, “Legal Proceedings,” for information regarding specific pending litigation. Defending litigation consumes the time of our management and is expensive for Intuit. Even though we often seek insurance coverage for litigation defense costs, there is no assurance that our defense costs, which can be substantial, will be covered in all cases. In addition, by its nature, litigation is unpredictable and we may not prevail even in cases where we strongly believe a plaintiff’s case has no valid claims. If we do not prevail in litigation we may be required to pay substantial monetary damages or alter our business operations. Regardless of the outcome, litigation is expensive and consumes the time of our management and may ultimately reduce our income.
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
We periodically assess our system of internal controls, and the internal controls of service providers upon which we rely, to review their effectiveness and identify potential areas of improvement. In addition, from time to time we acquire businesses, many of which have limited infrastructure and systems of internal controls. Performing assessments of internal controls, implementing necessary changes, and maintaining an effective controls environment is expensive and requires considerable management attention. Internal control systems are designed in part upon assumptions about the likelihood of future events, and all such systems, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. Because of the inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. If we fail to implement and maintain an effective system of internal controls or prevent fraud, we could suffer losses, could be subject to costly litigation, investors could lose confidence in our reported financial information and our brand and operating results could be harmed.
We and our independent registered public accounting firm must certify the adequacy of our internal controls over financial reporting annually. Identification of material weaknesses in internal controls over financial reporting could harm our competitive position in our business, especially our payroll business.
Business interruptions could adversely affect our future operating results.
Several of our major business operations are subject to interruption by earthquake, fire, power shortages, terrorist attacks and other hostile acts, and other events beyond our control. The majority of our research and development activities, our corporate headquarters, our principal information technology systems, and other critical business operations are located near major seismic faults. We do not carry earthquake insurance for direct quake-related losses. While we maintain disaster recovery facilities for key data centers that support the information systems, networks and databases that are necessary to operate our business, we are still in the process of establishing disaster recovery facilities for some of our data centers. Our operating results and financial condition could be materially harmed in the event of a major earthquake or other natural or man-made disaster.

ITEM 1B
UNRESOLVED STAFF COMMENTS
None.
ITEM 2
PROPERTIES
Our principal locations, their purposes and the expiration dates for the leases on facilities at those locations as of July 31, 2006 are shown in the table below. We have renewal options on many of our leases.

		Approximate	Lease
		Square	Expiration
Location	Purpose	Feet	Dates

Mountain View, California	Principal offices, corporate headquarters and headquarters for QuickBooks and Quicken businesses	495,000	2009 — 2015

San Diego, California	Headquarters for Consumer Tax business, general office space and data center	325,000	2007 — 2009

Tucson, Arizona	Primary customer call center	185,000	2007 — 2009

Plano, Texas	Headquarters for Professional Tax business and data center	165,000	2011

Reno, Nevada	Headquarters for payroll business and data center	135,000	2007 — 2009

Calabasas, California	Headquarters for Innovative Merchant Solutions merchant services business and data center	105,000	2007 — 2014

Edmonton, Canada	Headquarters for Intuit Canada and data center	95,000	Owned

Fredericksburg, Virginia	Headquarters for financial supplies sales organization	75,000	Owned
The leases for our existing San Diego, California office space expire in 2007. In fiscal 2005 and fiscal 2006 we entered into agreements under which we will lease approximately 466,000 square feet of office space in four buildings to be constructed by the landlord in San Diego. The lease term will begin upon the date we first occupy the buildings, which we expect to occur in the summer of 2007. The lease term will end on the later of August 31, 2017 or ten years after the date we first occupy the buildings.
We also lease or own facilities in a number of other domestic locations and internationally in the United Kingdom and several other locations. We believe our facilities are adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed. See Note 10 to the financial statements for more information about our lease commitments.

ITEM 3
LEGAL PROCEEDINGS
Stock Option-Related Matters
In light of media reports alleging improper stock option granting practices by public companies, including a report from the Center for Financial Research and Analysis, in May 2006 we began a voluntary review of our historical stock option grant activities and related accounting treatment. Our Board of Directors formed a special committee of independent directors to conduct this review with the assistance of independent legal counsel and independent forensic accounting support. The primary scope of this review covered the period from August 1, 1997 to the present. Subsequent to our initiation of this review, we received an informal inquiry from the Securities and Exchange Commission and a subpoena from the United States Attorney for the Northern District of California requesting documents relating to our historical stock option granting practices. We have fully cooperated with both of these inquiries and will continue to do so. On August 16, 2006 we announced the completion of our independent review, which uncovered no evidence of fraud or intentional wrongdoing in our historical stock option granting practices. We have reported this conclusion to the SEC and the United States Attorney.
Muriel Siebert & Co., Inc. v. Intuit Inc., Index No. 03-602942, Supreme Court of the State of New York, County of New York.
On September 17, 2003 Muriel Siebert & Co., Inc. filed a complaint against Intuit alleging various claims for breach of contract, breach of express and implied covenants of good faith and fair dealing, breach of fiduciary duty, misrepresentation and/or fraud, and promissory estoppel. The allegations relate to Quicken Brokerage powered by Siebert, a strategic alliance between the two companies. The complaint seeks compensatory damages of up to $11.1 million, punitive damages of up to $33.0 million and other damages. Intuit unsuccessfully sought to compel the matter to arbitration. On February 7, 2005 Intuit filed a motion to dismiss all but one of the plaintiff’s claims in New York state court. On September 6, 2005 the court dismissed Siebert’s fraud and punitive damages claims. The case is now stayed pending appellate review by the Appellate Division of the New York Supreme Court of certain procedural issues in the case. Intuit believes this lawsuit is without merit and will vigorously defend the litigation.
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
None.

PART II
ITEM 5
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Intuit’s common stock is quoted on the Nasdaq Stock Market under the symbol “INTU.” The following table shows the range of high and low sale prices reported on the Nasdaq Stock Market for the periods indicated, adjusted retroactively for our July 2006 stock split. See Note 1 and Note 12 to the financial statements. The closing price of Intuit’s common stock on August 31, 2006 was $30.26.

	High	Low
Fiscal year ended July 31, 2005
First quarter	$23.57	$18.47
Second quarter	23.22	19.00
Third quarter	22.42	18.62
Fourth quarter	24.79	20.27

Fiscal year ended July 31, 2006
First quarter	$24.22	$21.10
Second quarter	27.97	22.83
Third quarter	28.99	23.99
Fourth quarter	31.84	25.50
Stockholders
As of September 1, 2006 we had approximately 900 record holders and approximately 76,000 beneficial holders of our common stock.
Dividends
Intuit has never paid any cash dividends on its common stock. From time to time we consider the advisability of paying a cash dividend. We currently anticipate that we will retain all future earnings for use in our business and for repurchases under our stock repurchase programs. We do not anticipate paying any cash dividends in the foreseeable future.
Our Board of Directors authorized a two-for-one stock split which was effected in the form of a 100% stock dividend on July 6, 2006 to stockholders of record on June 21, 2006.
Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Stock repurchase activity during the three months ended July 31, 2006 was as follows:

			Total Number	Approximate
			of Shares	Dollar Value of
	Total Number	Average	Purchased as	Shares That May
	of Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plans

May 1, 2006 through	160,200	$26.22	160,200	$506,594,054
May 31, 2006

June 1, 2006 through	—	$—	—	$506,594,054
June 30, 2006

July 1, 2006 through	—	$—	—	$506,594,054
July 31, 2006

Total	160,200	$26.22	160,200

Notes:
1.	Share figures above retroactively reflect Intuit’s July 2006 two-for-one stock split. See Note 12 to the financial statements.
2.	All shares purchased as part of publicly announced plans during the three months ended July 31, 2006 were purchased under our sixth stock repurchase program, which was announced on November 16, 2005 and expires on November 14, 2008. On May 17, 2006 we announced a seventh stock repurchase program under which we are authorized to repurchase up to $500.0 million of our common stock from time to time over a three-year period ending on May 14, 2009. No authorized funds remain under our first five stock repurchase programs. For additional information about Intuit’s historical stock repurchase activities, see Note 12 and Note 16 to the financial statements.

ITEM 6
SELECTED FINANCIAL DATA
The following tables show Intuit’s selected financial information for the past five fiscal years. The comparability of the information is affected by a variety of factors, including acquisitions and divestitures of businesses, share-based compensation expense, amortization and impairment of goodwill and purchased intangible assets, gains and losses related to marketable equity securities and other investments, and repurchases of common stock under our stock repurchase programs.
Our Board of Directors authorized a two-for-one stock split which was effected in the form of a 100% stock dividend on July 6, 2006 to stockholders of record on June 21, 2006. All share and per share figures in the selected financial data below retroactively reflect this stock split.
We adopted Statement of Financial Accounting Standards (SFAS) 123(R), “Share-Based Payment,” on August 1, 2005 using the modified prospective transition method. Operating income from continuing operations for fiscal 2006 included $66.0 million in pre-tax share-based compensation expense for stock options and our Employee Stock Purchase Plan that we recorded as a result of adopting SFAS 123(R). Because we elected to use the modified prospective transition method, results for prior periods have not been restated to include share-based compensation expense for stock options or our Employee Stock Purchase Plan. We adopted SFAS 142, “Goodwill and Other Intangible Assets,” on August 1, 2002 and stopped amortizing goodwill on that date. Fiscal 2002 operating income from continuing operations included $122.6 million in goodwill amortization.
We sold our Intuit Information Technology Solutions business in fiscal 2006, our Intuit Public Sector Solutions business in fiscal 2005, our wholly owned Japanese subsidiary, Intuit KK, in fiscal 2003 and our Quicken Loans mortgage business in fiscal 2002. We accounted for these businesses as discontinued operations and, accordingly, we have reclassified the selected financial data for all periods prior to the sales to reflect them as such. To better understand the information in the tables, investors should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, and the financial statements and related notes in Item 8.
FIVE-YEAR SUMMARY

Consolidated Statement of Operations Data	Fiscal
(In thousands, except per share amounts)	2006	2005	2004	2003	2002

Total net revenue	$2,342,303	$2,037,703	$1,802,224	$1,597,071	$1,310,325
Total costs and expenses	1,782,759	1,513,605	1,382,741	1,258,451	1,259,623
Operating income from continuing operations	559,544	524,098	419,483	338,620	50,702
Net income from continuing operations	377,430	374,983	323,322	260,155	53,739
Net income (loss) from discontinued operations	39,533	6,644	(6,292)	82,879	86,421
Net income	416,963	381,627	317,030	343,034	140,160

Net income (loss) per common share:
Basic net income per share from continuing operations	$1.09	$1.01	$0.83	$0.64	$0.13
Basic net income (loss) per share from discontinued operations	0.11	0.02	(0.02)	0.20	0.20

Basic net income per share	$1.20	$1.03	$0.81	$0.84	$0.33

Diluted net income per share from continuing operations	$1.05	$0.99	$0.81	$0.62	$0.12
Diluted net income (loss) per share from discontinued operations	0.11	0.02	(0.02)	0.19	0.20

Diluted net income per share	$1.16	$1.01	$0.79	$0.81	$0.32

Consolidated Balance Sheet Data	At July 31,
(In thousands)	2006	2005	2004	2003	2002

Cash, cash equivalents and investments	$1,197,200	$994,258	$1,017,963	$1,204,096	$1,224,190
Working capital	801,056	610,935	636,856	832,305	1,234,598
Total assets	2,770,027	2,716,451	2,730,741	2,832,867	3,028,405
Long-term obligations	15,399	17,548	16,394	29,265	32,592
Total stockholders’ equity	1,738,086	1,695,499	1,822,419	1,964,837	2,215,639
ITEM 7
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) includes the following sections:
•	Executive Overview that discusses at a high level our operating results and some of the trends that affect our business.

•	Critical Accounting Policies that we believe are important to understanding the assumptions and judgments underlying our financial statements.

•	Results of Operations that begins with an overview followed by a more detailed discussion of our revenue and expenses.

•	Liquidity and Capital Resources which discusses key aspects of our statements of cash flows, changes in our balance sheets and our financial commitments.
You should note that this MD&A discussion contains forward-looking statements that involve risks and uncertainties. Please see the section entitled “Forward-Looking Statements and Risk Factors” at the beginning of Item 1A for important information to consider when evaluating such statements.
You should read this MD&A in conjunction with the financial statements and related notes in Item 8. As discussed below, we sold our Intuit Information Technology Solutions business in fiscal 2006 and our Intuit Public Sector Solutions business in fiscal 2005. We accounted for these businesses as discontinued operations and have accordingly reclassified our financial statements for all periods prior to the sales to reflect them as discontinued operations. Unless otherwise noted, the following discussion pertains only to our continuing operations.
Our Board of Directors authorized a two-for-one stock split which was effected in the form of a 100% stock dividend on July 6, 2006 to stockholders of record on June 21, 2006. All share and per share figures in this Item 7 and in the statements of operations and notes to the financial statements in Item 8 retroactively reflect this stock split.
Executive Overview
This overview provides a high level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important in order to understand our financial results for fiscal 2006 as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Annual Report on Form 10-K.
About Intuit
Intuit is a leading provider of business and financial management solutions for small businesses, consumers and accountants. We organize our business into the following five segments:
•	Our QuickBooks segment includes QuickBooks accounting and business management software and technical support as well as financial supplies for small businesses.

•	Payroll and Payments includes payroll products and services and merchant services for small businesses.

•	Consumer Tax includes our TurboTax consumer and small business tax return preparation products and services.

•	Professional Tax includes our Lacerte and ProSeries professional tax products and services.

•	Other Businesses includes our Quicken personal finance products and services, Intuit Real Estate Solutions, Intuit Distribution Management Solutions, and our business in Canada.
Overview of Financial Results
Total net revenue for fiscal 2006 was $2.3 billion, up 15% compared with fiscal 2005. Three quarters of the fiscal 2006 revenue increase was due to growth in our Consumer Tax and Payroll and Payments segments. Consumer Tax revenue was 25% higher in fiscal 2006, driven by a 57% increase in federal TurboTax Online units sold and to a lesser extent by growth in revenue from attach services such as electronic filing. We believe that the continuing trend among individual taxpayers toward the use of both online and desktop software, rather than manual methods, to prepare their own income tax returns will continue to be important to the growth of our Consumer Tax business. Payroll and Payments revenue was 24% higher in fiscal 2006, with combined payroll offerings accounting for slightly more than half of the increase and merchant services representing slightly less than half of the increase. See “Total Net Revenue” below for additional information.
We recorded operating income from continuing operations of $559.5 million for fiscal 2006 compared with $524.1 million for fiscal 2005. Operating income from continuing operations for fiscal 2006 was reduced by $66.0 million in pre-tax share-based compensation expense for stock options and our Employee Stock Purchase Plan that we recorded as a result of our adoption of SFAS 123(R) on August 1, 2005. The revenue growth that we experienced in fiscal 2006 was partially offset by these share-based compensation expenses and by higher spending for new product development, marketing and customer support.
Our net income from continuing operations of $377.4 million for fiscal 2006 was flat compared with $375.0 million for fiscal 2005. Our net income from continuing operations for fiscal 2005 would have been approximately $80 million lower if it had included pro forma share-based compensation expense and excluded certain discrete tax benefits. Diluted net income per share from continuing operations of $1.05 for fiscal 2006 increased 6% compared with $0.99 for fiscal 2005 due to the net reduction in average shares outstanding. Average shares outstanding declined as a result of repurchases of common stock under our stock repurchase programs, partially offset by the issuance of shares in connection with the exercise of stock options and purchases under our Employee Stock Purchase Plan.
In December 2005 we sold our Intuit Information Technology Solutions (ITS) business for approximately $200 million in cash. The decision to sell ITS was a result of our desire to focus resources on our core products and services. We recorded total net income from ITS discontinued operations of $39.5 million or $0.11 per diluted share for fiscal 2006, including $34.3 million or $0.10 per share for the net gain on disposal of that business.
In May 2006 we sold our Master Builder construction management software and solutions business, which was part of Intuit Construction Business Solutions in our Other Businesses segment. The Master Builder business had quarterly revenue of approximately $5 million. We recorded a $7.7 million net loss on disposal of the business, including income tax expense of $10.1 million. In accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we have not accounted for this transaction as a discontinued operation.
We ended fiscal 2006 with cash and investments totaling $1.2 billion. In fiscal 2006 we generated cash from continuing operations, from the sale of our ITS business and from the issuance of common stock under employee stock plans. In this period we used $784.2 million in cash for repurchases of common stock under our stock repurchase programs. At July 31, 2006, authorized funds of $506.6 million remained available for stock repurchases.
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
Net Revenue — Revenue Recognition
We derive revenue from the sale of packaged software products, license fees, software subscriptions, product support, professional services, payroll services, merchant services, transaction fees and multiple element arrangements that may include any combination of these items. We follow the appropriate revenue recognition rules for each type of revenue. For additional information, see “Net Revenue” in Note 1 to the financial statements. We generally recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collectibility is probable. However, determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report. For example, for multiple element arrangements we must make assumptions and judgments in order to allocate the total price among the various elements we must deliver, to determine whether undelivered services are essential to the functionality of the delivered products and services, to determine whether vendor-specific evidence of fair value exists for each undelivered element and to determine whether and when each element has been delivered. If we were to change any of these assumptions or judgments, it could cause a material increase or decrease in the amount of revenue that we report in a particular period. Amounts for fees collected or invoiced and due relating to arrangements where revenue cannot be recognized are reflected on our balance sheet as deferred revenue and recognized when the applicable revenue recognition criteria are satisfied.
In connection with the sale of certain products, we provide a limited amount of free technical support assistance to customers. We do not defer the recognition of any revenue associated with sales of these products since the cost of providing this free technical support is insignificant. The technical support is generally provided within one year after the associated revenue is recognized and free product enhancements are minimal and infrequent.
Net Revenue — Return and Rebate Reserves
As part of our revenue recognition policy, we estimate future product returns and rebate payments and establish reserves against revenue at the time of sale based on these estimates. Our return policy allows distributors and retailers, subject to contractual limitations, to return purchased products. Product returns by distributors and retailers relate primarily to the return of excess and obsolete products. In determining our product returns reserves, we consider the volume and price mix of products in the retail channel, historical return rates for prior releases of the product, trends in retailer inventory and economic trends that might impact customer demand for our products (including the competitive environment and the timing of new releases of our products). We fully reserve for excess and obsolete products in the distribution channels.
Our rebate reserves include distributor and retailer sales incentive rebates and end-user rebates. Our estimated reserves for distributor and retailer incentive rebates are based on distributors’ and retailers’ actual performance against the terms and conditions of rebate programs, which we typically establish annually. Our reserves for end-user rebates are estimated based on the terms and conditions of the specific promotional rebate program, actual sales during the promotion and historical redemption trends by product and by type of promotional program.
In the past, actual returns and rebates have not differed significantly from the reserves that we have established. However, actual returns and rebates in any future period are inherently uncertain. If we were to change our assumptions and estimates, our revenue reserves would change, which would impact the net revenue we report. If actual returns and rebates are significantly greater than the reserves we have established, the actual results would decrease our future reported revenue. Conversely, if actual returns and rebates are significantly less than our reserves, this would increase our future reported revenue. For example, if we had increased our fiscal 2006 returns reserves by 1% of non-consignment sales to retailers for QuickBooks, TurboTax and Quicken, our fiscal 2006 total net revenue would have been $3.5 million lower.
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
Goodwill, Purchased Intangible Assets and Other Long-Lived Assets – Impairment Assessments
We make judgments about the recoverability of purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate that an other-than-temporary impairment in the remaining value of the assets recorded on our balance sheet may exist. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that could not have been reasonably foreseen in prior periods. In order to estimate the fair value of long-lived assets, we typically make various assumptions about the future prospects for the business that the asset relates to, consider market factors specific to that business and estimate future cash flows to be generated by that business. We evaluate cash flows at the lowest operating level and the number of reporting units that we have identified may make impairment more probable than it would be at a company with fewer reporting units and integrated operations following acquisitions. Based on these assumptions and estimates, we determine whether we need to record an impairment charge to reduce the value of the asset stated on our balance sheet to reflect its estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. More conservative assumptions of the anticipated future benefits from these businesses could result in impairment charges, which would decrease net income and result in lower asset values on our balance sheet. Conversely, less conservative assumptions could result in smaller or no impairment charges, higher net income and higher asset values. In fiscal 2004 we recorded an impairment charge of $18.7 million on goodwill associated with our Intuit Public Sector Solutions business, which was subsequently sold. At July 31, 2006 we had $505.0 million in goodwill and $59.5 million in net purchased intangible assets on our balance sheet.
Accounting for Share-Based Compensation Plans
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
Effective August 1, 2005, we adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment,” using the modified prospective transition method. Under that transition method, compensation expense that we recognize beginning on that date includes: (a) period compensation expense for all share-based payments granted prior to, but not yet vested as of, August 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, adjusted for estimated forfeitures, and (b) period compensation expense for all share-based payments granted on or after August 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Because we elected to use the modified prospective transition method, results for prior periods have not been restated. At July 31, 2006, there was $103.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans which we will amortize to expense in the future. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.2 years.
We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in Note 12 to the financial statements. Beginning in the fourth quarter of fiscal 2006, we estimated the expected term of options granted based on implied exercise patterns using a binomial model. Prior to that, we estimated the expected term of options granted based on historical exercise patterns. We estimate the volatility of our common stock at the date of grant based on the implied volatility of publicly traded one-year and two-year options on our common stock, consistent with SFAS 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107. Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. We base the risk-free interest rate that we use in the Black-Scholes option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with equivalent remaining terms. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. SFAS 123(R) requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For options granted before August 1, 2005, we amortize the fair value on an accelerated basis. This is the same basis on which we amortized options granted before August 1, 2005 for our pro forma disclosures under SFAS 123. For options granted on or after August 1, 2005, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. We may elect to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our net income or loss and net income or loss per share.
In May 2006 we began a voluntary review of our historical stock option granting activities and related accounting treatment. Our Board of Directors formed a special committee of independent directors to conduct this review with the assistance of independent legal counsel and independent forensic accounting support. The primary scope of this review covered the period from August 1, 1997 to the present. On August 16, 2006 we announced the completion of our independent review, which uncovered no evidence of fraud or intentional wrongdoing in our historical stock option granting practices. See Item 3, “Legal Proceedings,” and Note 15 to the financial statements.
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

Income Taxes – Estimates of Effective Tax Rates, Deferred Taxes and Valuation Allowance
When we prepare our financial statements, we estimate our income taxes based on the various jurisdictions where we conduct business. Significant judgment is required in determining our worldwide income tax provision. We recognize liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. We record an additional amount in our provision for income taxes in the period in which we determine that our recorded tax liability is less than we expect the ultimate tax assessment to be. If in a later period we determine that payment of this additional amount is unnecessary, we reverse the liability and recognize a tax benefit in that later period. As a result, our ongoing assessments of the probable outcomes of the audit issues and related tax positions require judgment and can materially increase or decrease our effective tax rate and materially affect our operating results. This also requires us to estimate our current tax exposure and to assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our balance sheet. We must then assess the likelihood that our deferred tax assets will be realized. To the extent we believe that realization is not likely, we establish a valuation allowance. When we establish a valuation allowance or increase this allowance in an accounting period, we record a corresponding tax expense in our statement of operations.
Our net deferred tax asset at July 31, 2006 was $191.9 million, net of the valuation allowance of $4.4 million. We recorded the valuation allowance to reflect uncertainties about whether we will be able to utilize some of our deferred tax assets (consisting primarily of certain state capital loss and net operating loss carryforwards) before they expire. The valuation allowance is based on our estimates of taxable income for the jurisdictions in which we operate and the period over which our deferred tax assets will be realizable. While we have considered future taxable income in assessing the need for the valuation allowance, we could be required to increase the valuation allowance to take into account additional deferred tax assets that we may be unable to realize. An increase in the valuation allowance would have an adverse impact, which could be material, on our income tax provision and net income in the period in which we make the increase.
Results of Operations
Financial Overview

						Impact of
						Fiscal 2006
						Option / ESPP
						Expense
(Dollars in millions, except	Fiscal	Fiscal	Fiscal	2006-2005	2005-2004		%
per share amounts)	2006	2005	2004	% Change	% Change	Amount	Change

Total net revenue	$2,342.3	$2,037.7	$1,802.2	15%	13%
Operating income from continuing operations	559.5	524.1	419.5	7%	25%	$(66.0)	-13%
Net income from continuing operations	377.4	375.0	323.3	1%	16%	(42.2)	-11%
Diluted net income per share from continuing operations	$1.05	$0.99	$0.81	6%	22%	$(0.12)	-12%

Net cash provided by operating activities of continuing operations	$595.5	$589.9	$552.5	1%	7%

Total net revenue increased 15% in fiscal 2006 compared with fiscal 2005, driven by strong growth in our Consumer Tax and Payroll and Payments segments. Consumer Tax revenue was 25% higher in fiscal 2006, driven by a 57% increase in federal TurboTax Online units sold and to a lesser extent by growth in revenue from attach services such as electronic filing. Payroll and Payments revenue increased 24% in fiscal 2006. See “Total Net Revenue” below for additional information.
Effective August 1, 2005, we adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment,” using the modified prospective transition method. Under that transition method, compensation expense that we recognized for the twelve months ended July 31, 2006 included: (a) period compensation expense for all share-based payments granted prior to, but not yet vested as of, August 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, adjusted for estimated forfeitures, and (b) period compensation expense for all share-based payments granted on or after August 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In fiscal 2006 we recorded pre-tax share-based compensation expense for stock options and our Employee Stock Purchase Plan totaling $66.0 million or $0.12 per diluted share as a result of our adoption of SFAS 123(R). Because we elected to use the modified prospective transition method, results for prior periods have not been restated.
At July 31, 2006, there was $103.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans which we will amortize to expense in the future. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.2 years.
Excluding the share-based compensation expense for stock options and our Employee Stock Purchase Plan that we recorded in accordance with SFAS 123(R), higher revenue in fiscal 2006 was partially offset by higher expenses of approximately $75 million for new product development and approximately $60 million for additional advertising and other marketing programs and improved customer support service levels. Our effective tax rate for fiscal 2006 was approximately 38%, compared with approximately 33% for fiscal 2005. In fiscal 2005 our effective tax rate benefited from the reversal of approximately $25.7 million in reserves related to potential income tax exposures that were resolved. If we had excluded these and other discrete tax benefits from our fiscal 2005 effective tax rate, our effective tax rate for fiscal 2005 would have been approximately five percentage points higher and our net income from continuing operations for that period would have been approximately $30 million lower. Our diluted net income per share from continuing operations increased more rapidly than our net income from continuing operations in fiscal 2006 due to the net reduction of average shares outstanding. Average shares outstanding declined as a result of repurchases of 31.0 million shares under our stock repurchase programs, partially offset by the issuance of 16.6 million shares in connection with the exercise of stock options and purchases under our Employee Stock Purchase Plan.
In December 2005 we sold our Intuit Information Technology Solutions (ITS) business for approximately $200 million in cash. The buyer deposited approximately $20 million of the total purchase price in a third-party escrow account to be held through December 2006 to cover breaches of representations and warranties set forth in the purchase agreement, should they arise. The full escrow amount is included in other current assets on our balance sheet at July 31, 2006. We recorded total net income from ITS discontinued operations of $39.5 million or $0.11 per diluted share in fiscal 2006, including $34.3 million or $0.10 per diluted share for the net gain on disposal of that business.
In May 2006 we sold our Master Builder construction management software and solutions business, which was part of Intuit Construction Business Solutions in our Other Businesses segment. The Master Builder business had quarterly revenue of approximately $5 million. We recorded a $7.7 million net loss on disposal of the business, including income tax expense of $10.1 million. In accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we have not accounted for this transaction as a discontinued operation.
At July 31, 2006, our cash, cash equivalents and investments totaled $1.2 billion, an increase of $202.9 million from July 31, 2005. In fiscal 2006 we generated $595.5 million in cash from continuing operations, approximately $200 million in cash from the sale of our ITS business and $279.3 million in cash from the issuance of common stock under employee stock plans. During the same period, we repurchased 31.0 million shares of our common stock under our repurchase programs at an average price of $25.28 for a total price of $784.2 million. At July 31, 2006, authorized funds of $506.6 million remained available for stock repurchases.

Total Net Revenue
The table below and the discussion of total net revenue that follows it are organized in accordance with our five reportable business segments. See Note 8 to the financial statements for descriptions of product, service and other revenue for each segment.
In the fourth quarter of fiscal 2006 we revised our reportable segments to reflect the way we currently manage and view our business. We transferred our QuickBooks Payroll and merchant services businesses from our fiscal 2005 QuickBooks-Related segment to a new segment called Payroll and Payments and renamed our QuickBooks-Related segment QuickBooks. We also transferred our outsourced payroll business from our fiscal 2005 Intuit-Branded Small Business segment to the new Payroll and Payments segment. Finally, we transferred the remaining businesses in our fiscal 2005 Intuit-Branded Small Business segment to our Other Businesses segment. We made no changes to our Consumer Tax and Professional Tax segments. We have reclassified previously reported fiscal 2005 and 2004 segment results to be consistent with the fiscal 2006 presentation.

		% Total		% Total		% Total
	Fiscal	Net	Fiscal	Net	Fiscal	Net	2006-2005	2005-2004
(Dollars in millions)	2006	Revenue	2005	Revenue	2004	Revenue	% Change	% Change

QuickBooks
Product	$461.6		$436.4		$395.3
Service	61.8		60.4		72.7
Other	11.2		6.2		5.3

Subtotal	534.6	23%	503.0	25%	473.3	26%	6%	6%

Payroll and Payments
Product	194.1		157.2		139.8
Service	267.5		211.6		133.4
Other	0.4		3.0		18.1

Subtotal	462.0	20%	371.8	18%	291.3	16%	24%	28%

Consumer Tax
Product	270.4		242.2		231.7
Service	439.8		328.2		257.9
Other	0.3		0.3		0.4

Subtotal	710.5	30%	570.7	28%	490.0	27%	25%	16%

Professional Tax
Product	245.0		233.5		226.1
Service	27.9		31.5		25.8
Other	—		—		—

Subtotal	272.9	12%	265.0	13%	251.9	14%	3%	5%

Other Businesses
Product	180.5		173.4		186.2
Service	113.5		92.3		65.7
Other	68.3		61.5		43.8

Subtotal	362.3	15%	327.2	16%	295.7	17%	11%	11%

Total Company
Product	1,351.6		1,242.7		1,179.1
Service	910.5		724.0		555.5
Other	80.2		71.0		67.6

Total net revenue	$2,342.3	100%	$2,037.7	100%	$1,802.2	100%	15%	13%

Total Net Revenue by Business Segment
QuickBooks
Fiscal 2006 Compared with Fiscal 2005. QuickBooks total net revenue increased $31.6 million or 6% in fiscal 2006 compared with fiscal 2005. Total QuickBooks software unit sales were up 14% in fiscal 2006 compared with fiscal 2005. This higher unit volume more than offset lower average selling prices for QuickBooks software due to price reductions for new users and the elimination of upgrade rebates. We believe that the higher unit volume was a result of product improvements, successful execution of our QuickBooks 2006 product launch and growth in the category that was driven by publicity surrounding a significant new market entrant.
Fiscal 2005 Compared with Fiscal 2004. QuickBooks total net revenue increased $29.7 million or 6% in fiscal 2005 compared with fiscal 2004 on 18% higher unit volume resulting from an increase in new customers and on proportionately more sales of our higher priced products (favorable product mix).
Payroll and Payments
Fiscal 2006 Compared with Fiscal 2005. Payroll and Payments total net revenue increased $90.2 million or 24% in fiscal 2006 compared with fiscal 2005. Our combined payroll offerings accounted for slightly more than half of the fiscal 2006 revenue increase while our merchant services represented slightly less than half of the revenue increase. QuickBooks Payroll revenue was 23% higher in fiscal 2006 compared with fiscal 2005 because of a combination of favorable product mix, 7% growth in the customer base and the residual effects of a price increase that we implemented in fiscal 2005. Revenue from our other payroll offerings increased 11% in fiscal 2006, driven by 17% growth in the number of QuickBooks Assisted Payroll and Complete Payroll customers processing payrolls, price increases and increased interest income on funds held for payroll customers, partially offset by attrition in the Premier Payroll Service customer base. Merchant services revenue increased 47% in fiscal 2006 compared with fiscal 2005 due to 32% growth in the customer base and 18% higher transaction volume per customer in fiscal 2006.
Fiscal 2005 Compared with Fiscal 2004. Payroll and Payments total net revenue increased $80.5 million or 28% in fiscal 2005 compared with fiscal 2004. Our merchant services accounted for slightly more than half of the fiscal 2005 revenue increase while our combined payroll offerings represented slightly less than half of the revenue increase. The 99% increase in merchant services revenue was due to growth in the customer base, higher transaction volume per customer and our discontinuation of the outsourcing of certain merchant processing services beginning in the fourth quarter of fiscal 2004. In fiscal 2005 we completed the transition to recognizing the full revenue from processing merchant transactions that were formerly processed through two major banks rather than the smaller profit-sharing fees we would have received under our prior arrangement with those banks. We recorded fees for outsourced merchant processing services as Other revenue while we recorded fees for merchant processing services we perform ourselves as Service revenue. QuickBooks Payroll revenue was 20% higher in fiscal 2005 compared with fiscal 2004 because of growth in the customer base, price increases and the successful launch of our higher-priced Enhanced Payroll offering, including its bundling with unspecified Quickbooks software upgrades. Revenue from our other payroll businesses increased 10% in fiscal 2005, driven by growth in the number of QuickBooks Assisted Payroll and Complete Payroll customers processing payrolls, price increases and higher interest income on funds held for payroll customers, partially offset by attrition in the Premier Payroll Service customer base.
Consumer Tax
Fiscal 2006 Compared with Fiscal 2005. Consumer Tax total net revenue increased $139.8 million or 25% in fiscal 2006 compared with fiscal 2005. Paid federal TurboTax unit sales were up 20% in fiscal 2006, driven by a 57% increase in federal TurboTax Online units sold which accounted for the majority of the revenue increase for that period. To a lesser extent, higher fiscal 2006 revenue was due to growth in revenue from attach services such as electronic filing. We believe that the continuing trend among individual taxpayers toward the use of both online and desktop software, rather than manual methods, to prepare their own income tax returns will continue to be important to the growth of our Consumer Tax business. We also believe that fiscal 2006 Consumer Tax revenue growth was positively affected by changes in our offering and pricing strategies that included eliminating rebates and bundling federal and state consumer tax products. These changes were designed to simplify our offerings in response to customer feedback.

Fiscal 2005 Compared with Fiscal 2004. Consumer Tax total net revenue increased $80.7 million or 16% in fiscal 2005 compared with fiscal 2004 due to 20% higher federal TurboTax Online units and to volume and price increases in electronic filing and other attach services.
Professional Tax
Fiscal 2006 Compared with Fiscal 2005. Professional Tax total net revenue increased $7.9 million or 3% in fiscal 2006 compared with fiscal 2005 due to overall growth in the Professional Tax customer base that was partially offset by a shift in product mix toward our lower priced offerings.
Fiscal 2005 Compared with Fiscal 2004. Professional Tax total net revenue increased $13.1 million or 5% in fiscal 2005 compared with fiscal 2004 due to an increase in Lacerte product revenue driven by improved customer retention rates and to bank product transmission services volume from our new ProSeries Express product.
Other Businesses
Fiscal 2006 Compared with Fiscal 2005. Other Businesses total net revenue increased $35.1 million or 11% in fiscal 2006 compared with fiscal 2005. Quicken revenue was 3% lower in fiscal 2006. Canadian revenue increased 23% in fiscal 2006 due to strong growth in sales of QuickBooks products and to a lesser extent to changes in foreign currency exchange rates.
Fiscal 2005 Compared with Fiscal 2004. Other Businesses total net revenue increased $31.5 million or 11% in fiscal 2005 compared with fiscal 2004. Quicken revenue was 3% higher in fiscal 2005 due to growth in our bill payment customer base. Canadian revenue increased 17% in fiscal 2005 due to market share gains for QuickBooks software and higher subscription revenue for payroll services that was driven by improvements in service levels.
Cost of Revenue

		% of		% of		% of
	Fiscal	Related	Fiscal	Related	Fiscal	Related
(Dollars in millions)	2006	Revenue	2005	Revenue	2004	Revenue

Cost of product revenue	$176.2	13%	$164.6	13%	$170.8	14%
Cost of service revenue	229.4	25%	184.0	25%	158.1	28%
Cost of other revenue	20.6	26%	24.1	34%	24.2	36%
Amortization of purchased intangible assets	9.9	n/a	10.3	n/a	10.2	n/a

Total cost of revenue	$436.1	19%	$383.0	19%	$363.3	20%

Our cost of revenue has four components: (1) cost of product revenue, which includes the direct costs of manufacturing and shipping our software products; (2) cost of service revenue, which reflects direct costs associated with providing services, including data center costs related to delivering Internet-based services; (3) cost of other revenue, which includes costs associated with revenue sharing and online transactions revenue; and (4) amortization of purchased intangible assets, which represents the cost of amortizing over their useful lives developed technologies that we obtained through acquisitions.
Fiscal 2006 Compared with Fiscal 2005. Cost of product revenue as a percentage of product revenue was the same in fiscal 2006 compared with fiscal 2005. Growth in TurboTax units came disproportionately through our web TurboTax offer, which has lower costs per unit than our desktop offerings. This was offset by higher cost of product revenue in our QuickBooks segment, which resulted from 14% QuickBooks unit growth. Cost of service revenue as a percentage of service revenue was the same in fiscal 2006 compared with fiscal 2005. Growth in our Consumer Tax electronic filing revenue, Assisted Payroll revenue and merchant services revenue, all of which had lower relative cost increases associated with their related revenue increases, was offset by higher costs in our QuickBooks segment, which resulted from improvements in service levels for technical support plan customers.

Fiscal 2005 Compared with Fiscal 2004. Cost of service revenue as a percentage of service revenue decreased in fiscal 2005 compared with fiscal 2004 due to growth in our Consumer Tax electronic filing revenue and merchant services revenue, both of which had minimal cost increases associated with the related revenue increases, and to customer service efficiencies in our small business payroll business.
Operating Expenses

							Impact of
							Fiscal 2006
							Option / ESPP
							Expense
		% of		% of		% of		% of
		Total		Total		Total		Total
	Fiscal	Net	Fiscal	Net	Fiscal	Net		Net
(Dollars in millions)	2006	Revenue	2005	Revenue	2004	Revenue	Amount	Revenue

Selling and marketing	$664.1	28%	$583.4	29%	$541.4	30%	$21.9	1%
Research and development	399.0	17%	305.2	15%	276.0	15%	19.3	1%
General and administrative	270.3	11%	225.5	11%	178.7	10%	21.8	1%
Acquisition-related charges	13.3	1%	16.5	1%	23.4	2%	—	n/a

Total operating expenses	$1,346.7	57%	$1,130.6	56%	$1,019.5	57%	$63.0

Individually and in the aggregate, operating expenses as a percentage of total net revenue were generally consistent in the periods presented. Total operating expenses in dollars increased $216.1 million in fiscal 2006 compared with fiscal 2005. Share-based compensation expense for stock options and our Employee Stock Purchase Plan that we recorded as a result of our adoption of SFAS 123(R) on August 1, 2005 accounted for $63.0 million of that increase. In fiscal 2006 total operating expenses also increased by approximately $75 million for new product development and approximately $60 million for additional advertising and other marketing programs and improved customer support service levels, particularly in our QuickBooks and Consumer Tax segments. Excluding the impact of share-based compensation expense, sales and marketing expense as a percentage of revenue declined due to lower direct selling costs associated with our fiscal 2006 focus on the retail channel. We continue to invest in research and development and expect that our fiscal 2007 research and development expenses as a percentage of total net revenue will be higher than they were in fiscal 2006. Total operating expenses in dollars increased $111.1 million in fiscal 2005 compared with fiscal 2004 due to spending for infrastructure, implementation of our new information systems, new product development and promotion, and Sarbanes-Oxley compliance.
Segment Operating Income (Loss)
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. Segment expenses do not include certain costs, such as corporate general and administrative expenses and share-based compensation expenses, which are not allocated to specific segments. These unallocated costs totaled $466.3 million in fiscal 2006, $383.0 million in fiscal 2005 and $344.7 million in fiscal 2004. Share-based compensation expenses for stock options and our Employee Stock Purchase Plan that we began recording in the first quarter of fiscal 2006 accounted for $66.0 million of the increase in unallocated costs for fiscal 2006. See Note 1 and Note 12 to the financial statements. Segment expenses also do not include amortization of purchased intangible assets, acquisition-related charges, and impairment of goodwill and purchased intangible assets. In addition, segment expenses do not include interest and other income and realized net gains or losses on marketable equity securities and other investments. See Note 8 to the financial statements for reconciliations of total segment operating income to income from continuing operations for each fiscal year presented.

		% of		% of		% of
	Fiscal	Related	Fiscal	Related	Fiscal	Related
(Dollars in millions)	2006	Revenue	2005	Revenue	2004	Revenue

QuickBooks	$168.0	31%	$199.9	40%	$189.6	40%
Payroll and Payments	181.9	39%	133.5	36%	82.6	28%
Consumer Tax	466.9	66%	379.8	67%	320.3	65%
Professional Tax	135.8	50%	132.7	50%	138.5	55%
Other Businesses	96.4	27%	88.0	27%	66.8	23%

Total segment operating income	$1,049.0	45%	$933.9	46%	$797.8	44%

QuickBooks
Fiscal 2006 Compared with Fiscal 2005. QuickBooks segment operating income and segment operating income as a percentage of related revenue decreased in fiscal 2006 compared with fiscal 2005. Higher fiscal 2006 QuickBooks revenue resulted from higher unit volume that more than offset the impact of lower average selling prices. However, lower average selling prices yielded lower profit per unit. Higher unit volume in fiscal 2006 resulted in higher customer support costs. We also spent more on QuickBooks product development and on improvements to technical support service levels in fiscal 2006 compared with fiscal 2005.
Fiscal 2005 Compared with Fiscal 2004. QuickBooks segment operating income as a percentage of related revenue was the same in fiscal 2005 and 2004. The fiscal 2005 revenue increase of 6% was offset by increased spending for QuickBooks product development, technical support and marketing.
Payroll and Payments
Fiscal 2006 Compared with Fiscal 2005. Payroll and Payments segment operating income as a percentage of related revenue increased in fiscal 2006 compared with fiscal 2005. More of the revenue growth in that segment came from products and services with lower costs of revenue, such as QuickBooks Payroll and merchant services.
Fiscal 2005 Compared with Fiscal 2004. Payroll and Payments segment operating income as a percentage of related revenue increased in fiscal 2005 compared with fiscal 2004. More of the revenue growth in that segment came from products and services with lower costs of revenue, such as QuickBooks Payroll and merchant services. Outsourced payroll revenue growth combined with customer service efficiencies, the consolidation of regional sales facilities and a reorganization of the sales force that resulted in lower spending in that business also contributed to the improvement in segment operating income in fiscal 2005 compared with fiscal 2004.
Consumer Tax
Fiscal 2006 Compared with Fiscal 2005. Consumer Tax segment operating income as a percentage of related revenue was nearly the same in fiscal 2006 compared with fiscal 2005. Higher revenue and lower rebate processing fees were partially offset by higher expenses for television and web advertising and to a lesser extent for product development and customer support in fiscal 2006.
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

Professional Tax
Fiscal 2006 Compared with Fiscal 2005. Professional Tax segment operating income as a percentage of related revenue was the same in fiscal 2006 and 2005. Revenue and operating expenses were similar in the two periods.
Fiscal 2005 Compared with Fiscal 2004. Professional Tax segment operating income as a percentage of related revenue decreased in fiscal 2005 compared with fiscal 2004. A 5% revenue increase was more than offset by higher spending for overall customer support and for product development and marketing related to our new ProSeries Basic and ProSeries Express products in fiscal 2005.
Other Businesses
Fiscal 2006 Compared with Fiscal 2005. Other Businesses segment operating income as a percentage of related revenue was the same in fiscal 2006 and 2005. Quicken revenue was slightly lower while expenses to develop and market new offerings increased in fiscal 2006. Higher revenue combined with relatively stable spending produced better operating margins in Canada.
Fiscal 2005 Compared with Fiscal 2004. Other Businesses segment operating income as a percentage of related revenue increased in fiscal 2005 compared with fiscal 2004. Quicken revenue was higher while Quicken cost of revenue was relatively flat in fiscal 2005 due to savings resulting from the outsourcing of our Quicken.com web site. Higher revenue and relatively stable spending resulted in an increase in segment operating income in Canada.
Non-Operating Income and Expenses
Interest and Other Income

	Fiscal	Fiscal	Fiscal
(In millions)	2006	2005	2004

Interest income	$31.1	$17.5	$13.6
Quicken Loans royalties and fees	9.2	9.8	10.2
Net foreign exchange gain	0.1	(0.1)	2.7
Insurance settlement	—	—	2.2
Other	2.6	(0.6)	1.7

Total interest and other income	$43.0	$26.6	$30.4

Higher interest rates and slightly higher average invested balances resulted in increases in interest income in fiscal 2006 compared with fiscal 2005 and in fiscal 2005 compared with fiscal 2004. Total interest and other income for all periods presented included royalties from trademark license and distribution agreements that we entered into when we sold our Quicken Loans mortgage business in July 2002.
Income Taxes
Our effective tax rate was approximately 38% for fiscal 2006, approximately 33% for fiscal 2005 and approximately 28% for fiscal 2004. Our effective tax rate for fiscal 2006 differed from the federal statutory rate due to state income taxes and the taxable gain on the sale of our Master Builder business, which were partially offset by the benefit we received from tax exempt interest income, federal and state research and experimental credits and the domestic production activities deduction. Our effective tax rate for fiscal 2005 differed from the federal statutory rate due to the net effect of the reversal of $25.7 million in reserves related to potential income tax exposures that were resolved, the federal research and experimental credit and to the benefit received from tax-exempt interest income offset by state taxes. Our effective tax rate for fiscal 2004 differed from the federal statutory rate due to the net effect of the reversal of $35.7 million in reserves related to potential income tax exposures that were resolved, the federal research and experimental credit and to the benefit received from tax-exempt interest income offset by state taxes and acquisition-related charges. See Note 11 to the financial statements.

At July 31, 2006 we had net deferred tax assets of $191.9 million, which included a valuation allowance of $4.4 million for certain state capital loss and net operating loss carryforwards. The allowance reflects management’s assessment that we may not receive the benefit of certain loss carryforwards in certain state jurisdictions. While we believe our current valuation allowance is sufficient, it may be necessary to increase this amount if it becomes more likely that we will not realize a greater portion of the net deferred tax assets. We assess the need for an adjustment to the valuation allowance on a quarterly basis. See Note 11 to the financial statements.
Dispositions and Discontinued Operations
Sale of Master Builder Business
In May 2006 we sold our Master Builder construction management software and solutions business, which was part of Intuit Construction Business Solutions in our Other Businesses segment. The Master Builder business had quarterly revenue of approximately $5 million. We recorded a $7.7 million net loss on disposal of the business, including income tax expense of $10.1 million. In accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we have not accounted for this transaction as a discontinued operation. See Note 7 to the financial statements.
Intuit Information Technology Solutions Discontinued Operations
In May 2005 our Board of Directors formally approved a plan to sell our Intuit Information Technology Solutions (ITS) business. In December 2005 we sold ITS for approximately $200 million in cash. In accordance with the provisions of SFAS 144, we have segregated the operating results of ITS from continuing operations in our statements of operations for all periods prior to the sale. We recorded a $34.3 million net gain on disposal of ITS which is included in net income from discontinued operations in our fiscal 2006 statement of operations. See Note 7 to the financial statements.
Intuit Public Sector Solutions Discontinued Operations
In December 2004 we sold our Intuit Public Sector Solutions (IPSS) business for approximately $11 million in cash and accounted for the sale as a discontinued operation. In accordance with SFAS 144, we have segregated the operating results of IPSS from continuing operations in our statements of operations for all periods prior to the sale. In fiscal 2005 we recorded a $4.8 million net loss on disposal of IPSS that included an income tax provision of $4.3 million for the estimated tax payable in connection with the expected tax gain on the transaction. These amounts are included in net income from discontinued operations in our fiscal 2005 statement of operations. The fiscal 2004 net loss from Intuit Public Sector Solutions discontinued operations included a goodwill impairment charge of $18.7 million. See Note 7 to the financial statements.
Liquidity and Capital Resources
Statements of Cash Flows
At July 31, 2006 our cash, cash equivalents and investments totaled $1.2 billion, an increase of $202.9 million from July 31, 2005. We generated $595.5 million in cash from continuing operations during fiscal 2006. We also generated cash from the sale of our ITS business for approximately $200 million in cash. We used cash for financing activities during fiscal 2006, primarily for the repurchase of $784.2 million in common stock under our stock repurchase programs. See Item 5, “Purchases of Equity Securities by the Issuer and Affiliated Purchasers,” “Stock Repurchase Programs” below and Note 12 to the financial statements. This was partially offset by proceeds of $279.3 million that we received from the issuance of common stock in connection with the exercise of stock options and purchases under our Employee Stock Purchase Plan.

The following table summarizes selected items from our statements of cash flows for fiscal 2006, 2005 and 2004. See the financial statements in Item 8 for complete statements of cash flows for those periods.

	Fiscal	Fiscal	Fiscal
(In millions)	2006	2005	2004

Net cash provided by operating activities of continuing operations	$595.5	$589.9	$552.5
Net income from continuing operations	377.4	375.0	323.3
Depreciation	94.2	100.0	77.3
Total share-based compensation	71.4	5.5	6.2
Acquisition-related costs	23.2	26.8	33.6

Net cash used in investing activities of continuing operations	(210.0)	(1.6)	(208.2)
Acquisitions of businesses, net of cash acquired	(42.2)	(4.3)	(121.4)
Net liquidation (purchases) of available-for-sale debt securities	(111.1)	69.9	(64.3)
Purchases of property and equipment	(44.5)	(38.2)	(51.8)
Capitalization of internal use software	(37.6)	(31.4)	(65.8)

Net cash used in financing activities	(478.8)	(548.1)	(510.0)
Purchase of treasury stock	(784.2)	(709.9)	(610.2)
Net proceeds from issuance of common stock	279.3	165.8	119.1

Net cash provided by discontinued operations	185.9	17.3	24.2

Net increase (decrease) in cash and cash equivalents	95.8	57.9	(141.3)
We generated cash from our operating activities during fiscal 2006, 2005 and 2004, primarily from net income from continuing operations in each of those years. We used cash for investing activities during fiscal 2006 and 2004, including acquisitions of businesses, net purchases of available-for-sale debt securities, purchases of property and equipment and capitalization of internal use software. Purchases of property and equipment and capitalization of internal use software offset net sales of available-for-sale securities in fiscal 2005. We used cash for financing activities in fiscal 2006, 2005 and 2004, primarily for the repurchase of common stock under our stock repurchase programs. See “Stock Repurchase Programs” below and Note 12 to the financial statements. This was partially offset by proceeds that we received from the issuance of common stock under employee stock plans in each of these fiscal years.
Stock Split
Our Board of Directors authorized a two-for-one stock split which was effected in the form of a 100% stock dividend on July 6, 2006 to stockholders of record on June 21, 2006. All share and per share figures in this Item 7 and in the statements of operations and notes to the financial statements in Item 8 retroactively reflect this stock split.
Stock Repurchase Programs
Our Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. During fiscal 2006 we repurchased 31.0 million shares of our common stock for $784.2 million under our repurchase programs. At July 31, 2006, authorized funds of $506.6 million remained available for stock repurchases.

The following table summarizes the historical activity under our stock repurchase programs as of July 31, 2006. These figures retroactively reflect our July 2006 stock split. See Note 1 and Note 12 to the financial statements.

	Date Initiated /		Amount	Amount	Shares
Plan Name	Increased	Date Concluded	Authorized	Repurchased	Repurchased
(Dollars in millions)
Repurchase Plan I	May 2001 / July 2002	December 2002	$750.0	$750.0	33,205,166
Repurchase Plan II	March 2003	November 2003	500.0	500.0	22,561,218
Repurchase Plan III	August 2003	June 2004	500.0	500.0	22,395,558
Repurchase Plan IV	May 2004	March 2005	500.0	500.0	22,986,580
Repurchase Plan V	May 2005	December 2005	500.0	500.0	21,695,860
Repurchase Plan VI	November 2005	Still active	500.0	493.4	18,779,846
Repurchase Plan VII	May 2006	Still active	500.0	—	—

Totals			$3,750.0	$3,243.4	141,624,228

Loans to Executive Officers and Other Employees
Outstanding loans to executive officers and other employees totaled $8.9 million at July 31, 2006 and $9.2 million at July 31, 2005. Loans to executive officers and other employees at July 31, 2006 excluded a $5.0 million secured loan to one executive officer who ceased to be an Intuit employee in the third quarter of fiscal 2005. We transferred this loan to other long-term assets on our balance sheet in that quarter.
Loans to executive officers and other employees at July 31, 2006 were relocation loans secured by real property with original terms of 10 years. Of the total loans at July 31, 2006, $4.4 million accrue no interest for the term of the note. The remaining loans at that date accrue interest at rates equal to applicable federal rates in effect at the time the loans were made. At July 31, 2006 no loans were in default and all interest payments were current in accordance with the terms of the loan agreements. All of the loans were approved by the Compensation and Organizational Development Committee of our Board of Directors, which consists solely of independent directors. Consistent with the requirements of the Sarbanes-Oxley Act of 2002, no loans to executive officers have been made or modified since July 30, 2002 and we do not intend to make or modify loans to executive officers in the future. See Note 16 to the financial statements.
Repurchases of Vested Restricted Stock
In the third quarters of fiscal 2005 and 2004, we entered into share repurchase agreements with Stephen M. Bennett, our chief executive officer, pursuant to which we repurchased shares of our common stock from Mr. Bennett at the closing price quoted on The Nasdaq Stock Market on the dates of repurchase. We repurchased 31,890 shares of our common stock at $20.91 per share from Mr. Bennett in fiscal 2005 and 34,314 shares at $22.32 per share in fiscal 2004. All of the proceeds from these repurchases were remitted to federal and state taxing authorities to satisfy Mr. Bennett’s federal, state and Medicare tax withholding obligations resulting from the vesting of 75,000 shares of our common stock in each of those two quarters under his January 2000 new-hire restricted stock awards. These repurchases were approved by the Compensation and Organizational Development Committee of our Board of Directors, which consists solely of independent directors. See Note 16 to the financial statements.
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

Off-Balance Sheet Arrangements
At July 31, 2006, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
The following table summarizes our known contractual obligations to make future payments at July 31, 2006:

	Payments Due by Period
	Less than	1-3	3-5	More than
(In millions)	1 year	years	years	5 years	Total

Amounts due under executive deferred compensation plan	$27.8	$—	$—	$—	$27.8
Capital lease obligations	0.8	0.2	—	—	1.0
Other obligations	1.4	0.9	0.4	—	2.7
Purchase obligations (1)	22.9	10.2	—	—	33.1
Operating leases (2)	33.4	73.6	59.7	131.0	297.7

Total contractual obligations	$86.3	$84.9	$60.1	$131.0	$362.3

(1)	Represents agreements to purchase products and services that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payments.

(2)	Includes our lease on San Diego office space that is currently under construction by the landlord. See Item 2, “Properties.”
Innovative Merchant Solutions Loan and Buyout Commitments
In April 2005 our wholly owned subsidiary, Innovative Merchant Solutions (IMS), became a member of Superior Bankcard Services, LLC (SBS), a newly formed entity that acquires merchant accounts for IMS. Our consolidated financial statements include the financial position, results of operations and cash flows of SBS, after elimination of all significant intercompany balances and transactions. See Note 1 to the financial statements. In connection with the formation of this entity IMS agreed to provide to SBS revolving loans in an amount of up to $24.5 million under the terms of a credit agreement. In June 2006 IMS entered into an amendment to the credit agreement to increase the amount of funds IMS may loan under that agreement to $40.0 million. The credit agreement expires in July 2013, although certain events, such as a sale of SBS, can trigger earlier termination. Amounts outstanding under the agreement at July 31, 2006 and July 31, 2005 totaled $11.9 million and $3.3 million at interest rates ranging from 6.75% to 9.25%. There are no scheduled repayments on the outstanding loan balance. All unpaid principal amounts and the related accrued interest are due and payable in full at the loan expiration date.
The operating agreement of SBS requires that, no later than July 2009, either IMS agree to purchase the minority members’ interests in SBS at a price to be set by negotiation or arbitration, or IMS and the minority members pursue a sale of their interests in SBS to a third party.
Recent Accounting Pronouncements
SFAS 154, “Accounting Changes and Error Corrections”
In June 2005 the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB 20, “Accounting Changes,” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after June 1, 2005. We will adopt SFAS 154 on August 1, 2006 and we do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.
SFAS 155, “Accounting for Certain Hybrid Instruments”
In February 2006 the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.
FIN 48, “Accounting for Uncertainty in Income Taxes”
In June 2006 the FASB issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The requirements of FIN 48 are effective for our fiscal year beginning August 1, 2007. We are in the process of evaluating this guidance and therefore have not yet determined the impact that FIN 48 will have on our financial position or results of operations upon adoption.
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
The following table presents our portfolio of cash equivalents and investments as of July 31, 2006 by stated maturity. The table is classified by the original maturity date listed on the security and includes cash equivalents and investments that are part of funds held for payroll customers on our balance sheet. Cash equivalents consist primarily of money market funds. Approximately 93% of our available-for-sale debt securities have an interest reset date, put date or mandatory call date within one year. At July 31, 2006, the weighted average interest rate earned on our money market accounts was 5.17% and the weighted average interest rate earned on our investments was 6.32%.

	Years Ending July 31,
						2012 and
(In thousands)	2007	2008	2009	2010	2011	Thereafter	Total

Cash equivalents	$423,127	$—	$—	$—	$—	$—	$423,127
Investments	178,856	67,941	3,124	—	—	861,698	1,111,619

Total	$601,983	$67,941	$3,124	$—	$—	$861,698	$1,534,746

Interest Rate Risk
Our cash equivalents and our portfolio of investments and funds held for payroll customers are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents, investments and funds held for payroll customers and the value of those investments. Should the Federal Reserve Target Rate increase by 10% or about 53 basis points from the level of July 31, 2006, the value of our investments and funds held for payroll customers would decline by approximately $1.4 million. Should interest rates increase by 100 basis points from the level of July 31, 2006, the value of our investments and funds held for payroll customers would decline by approximately $2.6 million.
Impact of Foreign Currency Rate Changes
The functional currency of our international operating subsidiaries is the local currency. Assets and liabilities of our foreign subsidiaries are translated at the exchange rate on the balance sheet date. Revenue, costs and expenses are translated at average rates of exchange in effect during the period. We report translation gains and losses as a separate component of stockholders’ equity. We include net gains and losses resulting from foreign exchange transactions in our statements of operations.
Since we translate foreign currencies (primarily Canadian dollars and British pounds) into U.S dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant primarily because our global subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of July 31, 2006 we did not engage in foreign currency hedging activities.

ITEM 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
1.	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Report:
2.	INDEX TO FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements:

Schedule		Page
II	Valuation and Qualifying Accounts	93
All other schedules not listed above have been omitted because they are inapplicable or are not required.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2006 based on the guidelines established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of July 31, 2006 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of Intuit’s Board of Directors.
Ernst & Young LLP, an independent registered public accounting firm, audited management’s assessment and independently assessed the effectiveness of our internal control over financial reporting as of July 31, 2006. Ernst & Young has issued an attestation report concurring with management’s assessment, which is included in Part II, Item 8 of this Annual Report on Form 10-K.
September 13, 2006
Stephen M. Bennett
Chief Executive Officer
Kiran M. Patel
Senior Vice President and Chief Financial Officer

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Intuit Inc.
We have audited the accompanying consolidated balance sheets of Intuit Inc. as of July 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of Intuit’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intuit Inc. at July 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Intuit Inc.’s internal control over financial reporting as of July 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 13, 2006 expressed an unqualified opinion thereon.
As discussed in Note 1 to the Notes to Consolidated Financial Statements, under the heading Share-Based Compensation Plans, in fiscal 2006 Intuit Inc. changed its method of accounting for stock-based compensation.

/s/ ERNST & YOUNG LLP

San Jose, California
September 13, 2006

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Intuit Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Intuit Inc. maintained effective internal control over financial reporting as of July 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Intuit Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Intuit Inc. maintained effective internal control over financial reporting as of July 31, 2006 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Intuit Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 consolidated financial statements of Intuit Inc. and our report dated September 13, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California
September 13, 2006

INTUIT INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended July 31,
(In thousands, except per share amounts)	2006	2005	2004

Net revenue:
Product	$1,351,636	$1,242,693	$1,179,101
Service	910,506	724,049	555,496
Other	80,161	70,961	67,627

Total net revenue	2,342,303	2,037,703	1,802,224

Costs and expenses:
Cost of revenue:
Cost of product revenue	176,188	164,551	170,769
Cost of service revenue	229,435	183,969	158,083
Cost of other revenue	20,566	24,133	24,179
Amortization of purchased intangible assets	9,902	10,251	10,186
Selling and marketing	664,056	583,408	541,387
Research and development	398,983	305,241	276,049
General and administrative	270,292	225,507	178,653
Acquisition-related charges	13,337	16,545	23,435

Total costs and expenses	1,782,759	1,513,605	1,382,741

Operating income from continuing operations	559,544	524,098	419,483
Interest and other income	43,038	26,636	30,400
Gains on marketable equity securities and other investments, net	7,629	5,225	1,729

Income from continuing operations before income taxes	610,211	555,959	451,612
Income tax provision	232,090	181,074	128,290
Minority interest, net of tax	691	(98)	—

Net income from continuing operations	377,430	374,983	323,322
Net income (loss) from discontinued operations	39,533	6,644	(6,292)

Net income	$416,963	$381,627	$317,030

Basic net income per share from continuing operations	$1.09	$1.01	$0.83
Basic net income (loss) per share from discontinued operations	0.11	0.02	(0.02)

Basic net income per share	$1.20	$1.03	$0.81

Shares used in basic per share amounts	347,854	369,202	390,910

Diluted net income per share from continuing operations	$1.05	$0.99	$0.81
Diluted net income (loss) per share from discontinued operations	0.11	0.02	(0.02)

Diluted net income per share	$1.16	$1.01	$0.79

Shares used in diluted per share amounts	360,471	376,796	400,162

See accompanying notes.

INTUIT INC.
CONSOLIDATED BALANCE SHEETS

	July 31,
(In thousands, except par value)	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$179,601	$83,842
Investments	1,017,599	910,416
Accounts receivable, net of allowance for doubtful accounts of $12,328 and $15,653	97,797	86,125
Income taxes receivable	64,178	38,665
Deferred income taxes	47,199	54,854
Prepaid expenses and other current assets	53,357	60,610
Current assets of discontinued operations	—	21,989

Current assets before funds held for payroll customers	1,459,731	1,256,501
Funds held for payroll customers	357,299	357,838

Total current assets	1,817,030	1,614,339

Property and equipment, net	194,434	208,548
Goodwill, net	504,991	509,499
Purchased intangible assets, net	59,521	69,678
Long-term deferred income taxes	144,697	118,475
Loans to executive officers and other employees	8,865	9,245
Other assets	40,489	30,078
Long-term assets of discontinued operations	—	156,589

Total assets	$2,770,027	$2,716,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,808	$65,812
Accrued compensation and related liabilities	171,903	144,823
Deferred revenue	293,113	279,382
Income taxes payable	33,560	30,423
Other current liabilities	89,291	103,131
Current liabilities of discontinued operations	—	21,995

Current liabilities before payroll customer fund deposits	658,675	645,566
Payroll customer fund deposits	357,299	357,838

Total current liabilities	1,015,974	1,003,404

Long-term obligations	15,399	17,308
Long-term obligations of discontinued operations	—	240

Total long-term obligations	15,399	17,548

Commitments and contingencies
Minority interest	568	—
Stockholders’ equity:
Preferred stock, $0.01 par value	—	—
Authorized - 1,345 shares total; 145 shares designated Series A; 250 shares designated Series B Junior Participating
Issued and outstanding — None
Common stock, $0.01 par value	3,442	1,793
Authorized - 750,000 shares
Issued and outstanding - 344,171 post-split shares at July 31, 2006 and 179,270 pre-split shares at July 31, 2005
Additional paid-in capital	2,089,472	1,976,161
Treasury stock, at cost	(1,944,036)	(1,557,833)
Deferred compensation	—	(16,283)
Accumulated other comprehensive income	1,084	174
Retained earnings	1,588,124	1,291,487

Total stockholders’ equity	1,738,086	1,695,499

Total liabilities and stockholders’ equity	$2,770,027	$2,716,451

See accompanying notes.

INTUIT INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional			Other		Total
	Common Stock		Paid In	Treasury	Deferred	Comprehensive	Retained	Stockholders’
(Dollars in thousands)	Shares	Amount	Capital	Stock	Compensation	Income (Loss)	Earnings	Equity

Balance at July 31, 2003	199,471,717	$1,995	$1,919,559	$(672,326)	$(25,850)	$(789)	$742,248	$1,964,837
Components of comprehensive income:
Net income	—	—	—	—	—	—	317,030	317,030
Other comprehensive loss, net of tax	—	—	—	—	—	(2,586)	—	(2,586)

Comprehensive net income								314,444
Issuance of common stock upon exercise of options and other	3,611,671	36	—	167,425	—	—	(69,337)	98,124
Issuance of common stock pursuant to Employee Stock Purchase Plan	564,918	6	—	26,560	—	—	(5,550)	21,016
Stock repurchases under stock repurchase programs	(13,540,579)	(136)	—	(609,282)	—	—	—	(609,418)
Repurchases of vested restricted stock	(17,177)	—	—	(766)	—	—	—	(766)
Tax benefit from employee stock option transactions	—	—	27,061	—	—	—	—	27,061
Stock bonus awards and related stock issuance	54	—	1,089	—	(1,089)	—	—	—
Reduction of deferred stock compensation due to stock option cancellations	—	—	(384)	—	384	—	—	—
Amortization of deferred compensation	—	—	—	—	7,121	—	—	7,121

Balance at July 31, 2004	190,090,604	1,901	1,947,325	(1,088,389)	(19,434)	(3,375)	984,391	1,822,419
Components of comprehensive income:
Net income	—	—	—	—	—	—	381,627	381,627
Other comprehensive income, net of tax	—	—	—	—	—	3,549	—	3,549

Comprehensive net income								385,176
Issuance of common stock upon exercise of options and other	4,811,353	48	—	212,135	—	—	(67,361)	144,822
Issuance of common stock pursuant to Employee Stock Purchase Plan	607,961	6	—	28,139	—	—	(7,170)	20,975
Stock repurchases under stock repurchase programs	(16,224,130)	(162)	—	(709,054)	—	—	—	(709,216)
Repurchases of vested restricted stock	(16,053)	—	—	(671)	—	—	—	(671)
Tax benefit from employee stock option transactions	—	—	26,372	—	—	—	—	26,372
Stock bonus awards and related stock issuance	253	—	2,504	—	(2,504)	—	—	—
Retirement of treasury stock and other	74	—	(7)	7	—	—	—	—
Reduction of deferred stock compensation due to stock option cancellations	—	—	(33)	—	33	—	—	—
Amortization of deferred compensation	—	—	—	—	5,622	—	—	5,622

Balance at July 31, 2005	179,270,062	1,793	1,976,161	(1,557,833)	(16,283)	174	1,291,487	1,695,499
Reclassification of deferred compensation balance upon adoption of SFAS 123(R)	—	—	(16,283)	—	16,283	—	—	—
Components of comprehensive income:
Net income	—	—	—	—	—	—	416,963	416,963
Other comprehensive income, net of tax	—	—	—	—	—	910	—	910

Comprehensive net income								417,873
Issuance of common stock upon exercise of options and other — pre-split	7,573,546	76	—	350,605	—	—	(101,596)	249,085
Issuance of common stock pursuant to Employee Stock Purchase Plan — pre-split	525,099	5	—	24,209	—	—	(2,494)	21,720
Stock repurchases under stock repurchase programs — pre-split	(15,507,013)	(155)	—	(784,031)	—	—	—	(784,186)
Tax benefit from employee stock option transactions	—	—	57,956	—	—	—	—	57,956
Share-based compensation — restricted stock	186	—	5,335	—	—	—	—	5,335
Share-based compensation — all other (1)	—	—	66,303	—	—	—	—	66,303
Stock split effected in the form of a 100% stock dividend	171,861,694	1,719	—	—	—	—	(1,719)	—
Issuance of common stock upon exercise of options and other — post-split	447,205	4	—	23,014	—	—	(14,517)	8,501

Balance at July 31, 2006	344,170,779	$3,442	$2,089,472	$(1,944,036)	$—	$1,084	$1,588,124	$1,738,086

(1)	Includes $66,026 for continuing operations and $277 for Intuit Information Technology Solutions discontinued operations.
See accompanying notes.

INTUIT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended July 31,
(In thousands)	2006	2005	2004
Cash flows from operating activities:
Net income	$416,963	$381,627	$317,030
Net income (loss) from discontinued operations	(39,533)	(6,644)	6,292

Net income from continuing operations	377,430	374,983	323,322
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation	94,237	99,970	77,261
Acquisition-related charges	13,337	16,545	23,435
Amortization of purchased intangible assets	9,902	10,251	10,186
Amortization of other purchased intangible assets	9,263	8,123	5,982
Share-based compensation — restricted stock	5,335	5,489	6,232
Share-based compensation — all other	66,026	—	—
Loss (gain) on disposal of property and equipment	329	(492)	2,750
Amortization of premiums and discounts on available-for-sale debt securities	3,606	10,633	12,449
Net realized (gain) loss on sales of available-for-sale debt securities	494	2,546	(391)
Net gains on marketable equity securities and other investments	(7,629)	(5,225)	(1,729)
Minority interest, net of tax	691	(98)	—
Deferred income taxes	(18,943)	18,460	66,702
Tax benefit from share-based compensation plans	57,956	26,372	27,061
Excess tax benefit from share-based compensation plans	(26,981)	—	—
Loss (gain) on foreign exchange transactions	(126)	67	(2,651)
Other	(2,364)	—	729

Subtotal	582,563	567,624	551,338

Changes in operating assets and liabilities:
Accounts receivable	(10,981)	(4,708)	(2,037)
Prepaid expenses, taxes and other current assets	(2,912)	(40,409)	(23,517)
Accounts payable	4,256	(3,060)	12,287
Accrued compensation and related liabilities	26,438	12,568	15,112
Deferred revenue	18,656	72,069	39,806
Income taxes payable	(6,276)	(31,301)	(62,577)
Other liabilities	(16,284)	17,123	22,101

Total changes in operating assets and liabilities	12,897	22,282	1,175

Net cash provided by operating activities of continuing operations	595,460	589,906	552,513
Net cash provided by operating activities of discontinued operations	14,090	7,700	26,350

Net cash provided by operating activities	609,550	597,606	578,863

Cash flows from investing activities:
Purchases of available-for-sale debt securities	(1,636,765)	(2,937,586)	(3,554,863)
Liquidation and maturity of available-for-sale debt securities	1,525,656	3,007,528	3,490,533
Proceeds from sale of marketable equity securities and other investments	10,256	4,667	—
Net change in funds held for payroll customers’ money market funds and other cash equivalents	539	(34,797)	77,166
Purchases of property and equipment	(44,522)	(38,185)	(51,842)
Capitalization of internal use software	(37,552)	(31,350)	(65,781)
Proceeds from sale of property	3,026	3,151	—
Change in other assets	(11,034)	(5,446)	936
Net change in payroll customer funds deposits	(539)	34,797	17,034
Acquisitions of businesses and intangible assets, net of cash acquired	(42,231)	(4,337)	(121,359)
Proceeds from divestiture of business	23,169	—	—

Net cash used in investing activities of continuing operations	(209,997)	(1,558)	(208,176)
Net proceeds from sales of discontinued operations	171,833	9,619	—
Acquisition of discontinued operation, net of cash acquired	—	—	(2,190)

Net cash provided by (used in) investing activities	(38,164)	8,061	(210,366)

Cash flows from financing activities:
Change in long-term obligations	(923)	(3,911)	(18,971)
Net proceeds from issuance of common stock under stock plans	279,306	165,797	119,140
Purchase of treasury stock	(784,186)	(709,887)	(610,184)
Excess tax benefit from share-based compensation plans	26,981	—	—

Net cash used in financing activities	(478,822)	(548,001)	(510,015)

Effect of exchange rates on cash and cash equivalents	3,195	184	172

Net increase in cash and cash equivalents	95,759	57,850	(141,346)
Cash and cash equivalents at beginning of period	83,842	25,992	167,338

Cash and cash equivalents at end of period	$179,601	$83,842	$25,992

Supplemental disclosure of cash flow information:
Interest paid	$232	$376	$314

Income taxes paid	$228,282	$202,414	$112,357

Capital lease obligations incurred for acquisition of equipment	$—	$606	$7,435

Supplemental schedule of non-cash investing and financing activities:
In fiscal 2006 and 2005 property and equipment and other liabilities increased $353 and $15,922 in connection with leasehold improvement additions that were directly funded by landlord allowances under certain operating leases.
See accompanying notes.

INTUIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Description of Business
Intuit Inc. provides business, financial management and tax solutions for small businesses, consumers and accountants. Our flagship software products include QuickBooks, TurboTax, Lacerte, ProSeries and Quicken. Founded in 1983 and headquartered in Mountain View, California, we sell our products and services primarily in the United States. We have approximately 7,500 employees in the United States and internationally in Canada and several other locations.
Basis of Presentation
The consolidated financial statements include the financial statements of Intuit and its wholly owned subsidiaries. We have eliminated all significant intercompany balances and transactions in consolidation. We have reclassified certain amounts previously reported in our financial statements to conform to the current presentation, including amounts related to discontinued operations and reportable segments.
The consolidated financial statements also include the financial position, results of operations and cash flows of Superior Bankcard Services, LLC (SBS), an entity formed in April 2005 that acquires merchant accounts for our Innovative Merchant Solutions (IMS) business. IMS provides merchant services to small businesses that include credit card, debit card and other payment processing services. At July 31, 2006, SBS had total assets of $14.3 million and for fiscal 2006 SBS had total revenue of $7.1 million. We are allocated 51% of the earnings and losses of this entity and 100% of the losses in excess of the minority interest capital balances. We therefore eliminate the portion of the SBS financial results that pertain to the minority interests on a separate line in our statements of operations and balance sheets. The operating agreement of SBS requires that, no later than July 2009, either IMS agree to purchase the minority members’ interests in SBS at a price to be set by negotiation or arbitration, or IMS and the minority members pursue a sale of their interests in SBS to a third party.
Our Board of Directors authorized a two-for-one stock split which was effected in the form of a 100% stock dividend on July 6, 2006 to stockholders of record on June 21, 2006. All share and per share figures in the statements of operations and the notes to the financial statements retroactively reflect this stock split.
As discussed in Note 7, in December 2005 we sold our Intuit Information Technology Solutions (ITS) business and in December 2004 we sold our Intuit Public Sector Solutions (IPSS) business. Accordingly, we have reclassified our financial statements for all periods prior to the sales to reflect ITS and IPSS as discontinued operations. Unless noted otherwise, discussions in these notes pertain to our continuing operations.
As discussed later in this Note 1, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” on August 1, 2005 using the modified prospective transition method. Accordingly, our operating income from continuing operations for the twelve months ended July 31, 2006 includes approximately $66.0 million in share-based employee compensation expense for stock options and our Employee Stock Purchase Plan that we recorded as a result of adopting SFAS 123(R). Because we elected to use the modified prospective transition method, results for prior periods have not been restated.
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

Net Revenue
We derive revenue from the sale of packaged software products, license fees, software subscriptions, product support, professional services, payroll services, merchant services, transaction fees and multiple element arrangements that may include any combination of these items. We recognize revenue for software products and related services in accordance with the American Institute of Certified Public Accountants’ Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as modified by SOP 98-9. For other offerings, we follow Staff Accounting Bulletin No. 104, “Revenue Recognition.” We recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collectibility is probable.
In some situations, we receive advance payments from our customers. We also offer multiple element arrangements to our customers. We defer revenue associated with these advance payments and the relative fair value of undelivered elements under multiple element arrangements until we ship the products or perform the services. Deferred revenue consisted of the following at the dates indicated:

	July 31,
(In thousands)	2006	2005

Product and product-related services	$269,867	$254,131
Customer support	23,246	25,251

Total deferred revenue	$293,113	$279,382

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
Product Revenue
We recognize revenue from the sale of our packaged software products and supplies when legal title transfers, which is generally when we ship the products or, in the case of certain agreements, when products are delivered to retailers. We sell some of our QuickBooks, Consumer Tax and Quicken products on consignment to certain retailers. We recognize revenue for these consignment transactions only when the end-user sale has occurred. For products that are sold on a subscription basis and include periodic updates, we recognize revenue ratably over the contractual time period. We record revenue net of our sales tax obligations.
We recognize product revenue in accordance with SFAS 48, “Revenue Recognition When Right of Return Exists.” We reduce product revenue from distributors and retailers for estimated returns that are based on historical returns experience and other factors, such as the volume and price mix of products in the retail channel, return rates for prior releases of the product, trends in retailer inventory and economic trends that might impact customer demand for our products (including the competitive environment and the timing of new releases of our product). We also reduce product revenue for the estimated redemption of rebates on certain current product sales. Our estimated reserves for distributor and retailer sales incentive rebates are based on distributors’ and retailers’ actual performance against the terms and conditions of rebate programs, which we typically establish annually. Our reserves for end user rebates are estimated based on the terms and conditions of the specific promotional rebate program, actual sales during the promotion and historical redemption trends by product and by type of promotional program.
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
Other Revenue
Other revenue consists primarily of revenue from revenue-sharing arrangements with third-party service providers. We recognize transaction fees from revenue-sharing arrangements as end-user sales are reported to us by these partners.
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
Shipping and Handling
We record the amounts we charge our customers for the shipping and handling of our software products as product revenue and we record the related costs as cost of product revenue in our statements of operations. Product revenue from shipping and handling is not significant.
Customer Service and Technical Support
We include the costs of providing customer service under paid technical support contracts on the cost of service revenue line in our statements of operations. We include customer service and free technical support costs on the sales and marketing expense line on our statements of operations. Customer service and technical support costs include costs associated with performing order processing, answering customer inquiries by telephone and through web sites, e-mail and other electronic means, and providing free technical support assistance to customers. In connection with the sale of certain products, we provide a limited amount of free technical support assistance to customers. We do not defer the recognition of any revenue associated with sales of these products, since the cost of providing this free technical support is insignificant. The technical support is generally provided within one year after the associated revenue is recognized and free product enhancements are minimal and infrequent. We accrue the estimated cost of providing this free support upon product shipment.
Software Development Costs
Statement of Financial Accounting Standards (SFAS) 86, “Accounting for Costs of Computer Software to be Sold, Leased, or otherwise Marketed,” requires companies to expense software development costs as they incur them until technological feasibility has been established, at which time those costs are capitalized until the product is available for general release to customers. To date, our software has been available for general release concurrent with the establishment of technological feasibility and, accordingly, we have not capitalized any development costs. SFAS 2, “Accounting for Research and Development Costs,” establishes accounting and reporting standards for research and development. In accordance with SFAS 2, costs we incur to enhance our existing products or after the general release of the service using the product are expensed in the period they are incurred and included in research and development costs in our statements of operations.
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
Advertising
We expense advertising costs as we incur them. We recorded advertising expense of approximately $64.9 million in fiscal 2006, $45.2 million in fiscal 2005 and $43.2 million in fiscal 2004.
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
Foreign Currency
The functional currency of all our foreign subsidiaries is the local currency. Assets and liabilities of our foreign subsidiaries are translated at the exchange rate on the balance sheet date. Revenue, costs and expenses are translated at average rates of exchange in effect during the year. We report translation gains and losses as a separate component of stockholders’ equity. We include net gains and losses resulting from foreign exchange transactions in our statements of operations.

Income Taxes
When we prepare our financial statements, we estimate our income taxes based on the various jurisdictions where we conduct business. Significant judgment is required in determining our worldwide income tax provision. We recognize liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. We record an additional amount in our provision for income taxes in the period in which we determine that our recorded tax liability is less than we expect the ultimate tax assessment to be. If in a later period we determine that payment of this additional amount is unnecessary, we reverse the liability and recognize a tax benefit in that later period. As a result, our ongoing assessments of the probable outcomes of the audit issues and related tax positions require judgment and can materially increase or decrease our effective tax rate and materially affect our operating results. This also requires us to estimate our current tax exposure and to assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our balance sheet. We must then assess the likelihood that our deferred tax assets will be realized. To the extent we believe that realization is not likely, we establish a valuation allowance. When we establish a valuation allowance or increase this allowance in an accounting period, we record a corresponding tax expense in our statement of operations.
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
Per Share Computations
We compute basic income or loss per share using the weighted average number of common shares outstanding during the period. We compute diluted income or loss per share using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon the exercise of stock options under the treasury stock method and vested restricted stock awards. We adopted SFAS 123(R) on August 1, 2005. In accordance with that standard, for fiscal 2006 we excluded stock options with combined exercise prices and unamortized fair values that were greater than the average market price for our common stock from the calculation of diluted net income per share because their effect was anti-dilutive. For fiscal 2005 and 2004, we excluded stock options with exercise prices that were greater than the average market price for our common stock from the calculation of diluted net income per share because their effect was anti-dilutive. In loss periods, basic and diluted loss per share are identical since the effect of common equivalent shares is anti-dilutive and therefore excluded.

The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Twelve Months Ended July 31,
(In thousands, except per share amounts)	2006	2005	2004

Numerator:
Net income from continuing operations	$377,430	$374,983	$323,322
Net income (loss) from discontinued operations	39,533	6,644	(6,292)

Net income	$416,963	$381,627	$317,030

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	347,854	369,202	390,910

Shares used in diluted per share amounts:
Weighted average common shares outstanding	347,854	369,202	390,910
Dilutive common equivalent shares from stock options and restricted stock awards	12,617	7,594	9,252

Dilutive weighted average common shares outstanding	360,471	376,796	400,162

Basic and diluted net income per share:
Basic net income per share from continuing operations	$1.09	$1.01	$0.83
Basic net income (loss) per share from discontinued operations	0.11	0.02	(0.02)

Basic net income per share	$1.20	$1.03	$0.81

Diluted net income per share from continuing operations	$1.05	$0.99	$0.81
Diluted net income (loss) per share from discontinued operations	0.11	0.02	(0.02)

Diluted net income per share	$1.16	$1.01	$0.79

Weighted average stock options excluded from calculation due to anti-dilutive effect	15,593	18,204	15,576

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

Accounts Receivable
Accounts receivable are recorded at the invoiced amount and are not interest bearing. We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables. We review our accounts receivable by aging category to identify significant customers or invoices with known disputes or collectibility issues. For those invoices not specifically reviewed, we provide reserves based on the age of the receivable. In determining the amount of the reserve, we make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. We also consider our historical level of credit losses and current economic trends that might impact the level of future credit losses.
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
Goodwill, Purchased Intangible Assets and Other Long-Lived Assets
We record goodwill when the purchase price of net tangible and intangible assets we acquire exceeds their fair value. We amortize the cost of identified intangible assets on a straight-line basis over periods ranging from three to seven years.
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
Share-Based Compensation Plans
Our share-based employee compensation plans are described in Note 12. Prior to August 1, 2005, we accounted for these share-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS 123, “Accounting for Stock-Based Compensation.” Accordingly, we recorded no share-based employee compensation expense for options granted under the 2005 Plan or its predecessor plans during the twelve months ended July 31, 2005 and 2004 as all options granted under those plans had exercise prices equal to the fair market value of our common stock on the date of grant. We also recorded no compensation expense in those periods in connection with our Employee Stock Purchase Plan as the purchase price of the stock was not less than 85% of the lower of the fair market value of our common stock at the beginning of each offering period or at the end of each purchase period. In accordance with APB 25, we recorded compensation expense for restricted stock. In accordance with SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” we provided pro forma net income or loss and net income or loss per share disclosures for each period prior to the adoption of SFAS 123(R) as if we had applied the fair value-based method in measuring compensation expense for our share-based compensation plans.
Effective August 1, 2005, we adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment,” using the modified prospective transition method. Under that transition method, compensation expense that we recognized for the twelve months ended July 31, 2006 included: (a) period compensation expense for all share-based payments granted prior to, but not yet vested as of, August 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, adjusted for forfeitures, and (b) period compensation expense for all share-based payments granted on or after August 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). For options granted before August 1, 2005, we amortize the fair value on an accelerated basis. This is the same basis on which we amortized options granted before August 1, 2005 for our pro forma disclosures under SFAS 123. For options granted on or after August 1, 2005, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. Because we elected to use the modified prospective transition method, results for prior periods have not been restated. In March 2005 the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R). See Note 12 for information on the impact of our adoption of SFAS 123(R) and the assumptions we use to calculate the fair value of share-based employee compensation.
In May 2006 we began a voluntary review of our historical stock option granting activities and related accounting treatment. Our Board of Directors formed a special committee of independent directors to conduct this review with the assistance of independent legal counsel and independent forensic accounting support. The primary scope of this review covered the period from August 1, 1997 to the present. On August 16, 2006 we announced the completion of our independent review, which uncovered no evidence of fraud or intentional wrongdoing in our historical stock option granting practices. See Note 15.
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
We sell a significant portion of our products through third-party retailers and distributors. As a result, we face risks related to the collectibility of our accounts receivable. For example, at January 31, 2006, in the midst of the 2005 consumer tax season, amounts due from our 10 largest retailers and distributors represented approximately 51% of total gross accounts receivable. To appropriately manage this risk, we perform ongoing evaluations of customer credit and limit the amount of credit extended as we deem appropriate but generally do not require collateral. We maintain reserves for estimated credit losses and these losses have historically been within our expectations. However, since we cannot necessarily predict future changes in the financial stability of our customers, we cannot guarantee that our reserves will continue to be adequate. No customer accounted for 10% or more of total net revenue in fiscal 2006, 2005 or 2004, nor did any customer account for 10% or more of accounts receivable at July 31, 2006 or July 31, 2005. Amounts due from Rock Acquisition Corporation, the purchaser of our Quicken Loans mortgage business, under certain licensing and distribution agreements comprised approximately 10% of accounts receivable at July 31, 2006 and approximately 11% of accounts receivable at July 31, 2005.

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
Recent Accounting Pronouncements
SFAS 154, “Accounting Changes and Error Corrections”
In June 2005 the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB 20, “Accounting Changes,” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after June 1, 2005. We will adopt SFAS 154 on August 1, 2006 and we do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.
SFAS 155, “Accounting for Certain Hybrid Instruments”
In February 2006 the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.
FIN 48, “Accounting for Uncertainty in Income Taxes”
In June 2006 the FASB issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The requirements of FIN 48 are effective for our fiscal year beginning August 1, 2007. We are in the process of evaluating this guidance and therefore have not yet determined the impact that FIN 48 will have on our financial position or results of operations upon adoption.
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

As discussed in Note 1, “Cash Equivalents and Investments,” investments consist of available-for-sale debt securities that we carry at fair value. The following schedule summarizes our investments and funds held for payroll customers at the dates indicated:

	July 31, 2006		July 31, 2005
(In thousands)	Cost	Fair Value	Cost	Fair Value
Type of issue:
Cash and cash equivalents in funds held for payroll customers	$263,279	$263,279	$263,860	$263,860
Available-for-sale debt securities:
Corporate notes	—	—	7,000	7,000
Municipal bonds	1,102,384	1,101,719	981,341	980,500
U.S. government securities	10,000	9,900	16,991	16,894

Total available-for-sale debt securities	1,112,384	1,111,619	1,005,332	1,004,394

Total investments and funds held for payroll customers	$1,375,663	$1,374,898	$1,269,192	$1,268,254

Classification of investments on balance sheets:
Investments	$1,018,364	$1,017,599	$911,354	$910,416
Funds held for payroll customers	357,299	357,299	357,838	357,838

Total investments and funds held for payroll customers	$1,375,663	$1,374,898	$1,269,192	$1,268,254

We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income (loss) on our balance sheet. Gross unrealized gains and losses on our available-for-sale debt securities were as follows at the dates indicated:

	July 31,	July 31,
(In thousands)	2006	2005

Gross unrealized gains	$20	$31
Gross unrealized losses	(785)	(969)

Net unrealized losses	$(765)	$(938)

The following table summarizes the fair value and gross unrealized losses related to 92 available-for-sale debt securities, aggregated by type of investment and length of time that individual securities have been in a continuous unrealized loss position, at July 31, 2006:

	In a Loss Position for		In a Loss Position for
	Less Than 12 Months		12 Months or More		Total in a Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

Municipal bonds	$227,713	$(455)	$32,506	$(230)	$260,219	$(685)
U.S. government securities	—	—	9,900	(100)	9,900	(100)

Total	$227,713	$(455)	$42,406	$(330)	$270,119	$(785)

We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments that we held at July 31, 2006 were not other-than-temporarily impaired. While certain available-for-sale debt securities have fair values that are below cost, we believe that if the securities were held to maturity it is probable that principal and interest would be collected in accordance with contractual terms, and that the decline in market value is due to changes in interest rates and not due to increased credit risk.
We include realized gains and losses on our available-for-sale debt securities in interest and other income in our statements of operations. Gross realized gains and losses on our available-for-sale debt securities were as follows for the periods indicated:

	Twelve Months Ended July 31,
(In thousands)	2006	2005	2004

Gross realized gains	$12	$170	$728
Gross realized losses	(506)	(2,716)	(337)

Net realized losses	$(494)	$(2,546)	$391

The following table summarizes our available-for-sale debt securities held in investments and funds held for payroll customers, classified by the stated maturity date of the security:

	July 31, 2006
(In thousands)	Cost	Fair Value

Due within one year	$179,266	$178,856
Due within two years	68,108	67,941
Due within three years	3,133	3,124
Due after three years	861,877	861,698

Total available-for-sale debt securities	$1,112,384	$1,111,619

Approximately 93% of our available-for-sale debt securities at July 31, 2006 had an interest reset date, put date or mandatory call date within one year.
3. Property and Equipment
Property and equipment consisted of the following at the dates indicated:

	Life in	July 31,
(Dollars in thousands)	Years	2006	2005

Equipment	3-5	$300,086	$268,472
Computer software	3-5	243,727	204,649
Furniture and fixtures	1-5	30,568	29,631
Leasehold improvements	1-12	99,977	92,767
Land	N/A	2,175	2,418
Buildings	30	25,988	28,097
Capital in progress	N/A	15,850	13,863

		718,371	639,897
Less accumulated depreciation and amortization		(523,937)	(431,349)

Total property and equipment, net		$194,434	$208,548

Capital in progress consists primarily of costs related to internal use software projects. As discussed in Note 1, “Software Development Costs,” we capitalize costs related to the development of computer software for internal use in accordance with SOP 98-1. We capitalized internal use software costs totaling $37.6 million in fiscal 2006, $31.4 million in fiscal 2005 and $65.8 million in fiscal 2004. These amounts included capitalized labor costs of $13.7 million in fiscal 2006, $17.9 million in fiscal 2005 and $21.7 million in fiscal 2004. Costs related to internal use software projects are included in the capital in progress category of property and equipment until project completion, at which time they are transferred to the computer software category and amortized on a straight-line basis over their useful lives, generally three to five years.
4. Goodwill and Purchased Intangible Assets
As discussed in Note 1, “Goodwill, Purchased Intangible Assets and Other Long-Lived Assets,” under current accounting rules goodwill is not amortized but is subject to annual impairment tests. Changes in the carrying value of goodwill by reportable segment during fiscal 2006 were as shown in the following table. Our reportable segments are described in Note 8. The increase in goodwill in our Consumer Tax segment during fiscal 2006 was due to the purchase of My Corporation Business Services, Inc. See Note 6. The decrease in goodwill in our Other Businesses segment during fiscal 2006 was related to the sale of our Master Builder business, which was part of Intuit Construction Business Solutions. See Note 7.

	Balance	Goodwill	Divestiture	Foreign	Balance
	July 31,	Acquired/	of	Currency	July 31,
(In thousands)	2005	Adjusted	Business	Translation	2006

QuickBooks	$4,228	$—	$—	$—	$4,228
Payroll and Payments	249,688	—	—	—	249,688
Consumer Tax	10,473	19,568	—	—	30,041
Professional Tax	90,507	—	—	—	90,507
Other Businesses	154,603	—	(24,995)	919	130,527

Totals	$509,499	$19,568	$(24,995)	$919	$504,991

Purchased intangible assets consisted of the following at the dates indicated.

	Life in	July 31,
(Dollars in thousands)	Years	2006	2005

Customer lists	3-7	$213,001	$199,666
Less accumulated amortization		(175,438)	(152,421)

		37,563	47,245

Purchased technology	3-7	133,354	130,218
Less accumulated amortization		(113,466)	(111,590)

		19,888	18,628

Trade names and logos	4-7	16,795	17,255
Less accumulated amortization		(14,838)	(14,038)

		1,957	3,217

Covenants not to compete	4	11,786	11,557
Less accumulated amortization		(11,673)	(10,969)

		113	588

Total purchased intangible assets		374,936	358,696
Total accumulated amortization		(315,415)	(289,018)

Total net purchased intangible assets		$59,521	$69,678

At July 31, 2006, we expected future amortization of our purchased intangible assets by fiscal year to be as shown in the following table. Amortization of purchased intangible assets is charged primarily to cost of service revenue and amortization of purchased intangible assets in cost of revenue and to acquisition-related charges in operating expenses in our statements of operations. Future acquisitions could cause these amounts to increase. In addition, if impairment events occur they could accelerate the timing of purchased intangible asset charges.

Expected
Amortization
(In thousands)	Expense

Twelve months ending July 31,
2007	$24,906
2008	17,869
2009	11,385
2010	4,822
2011	539

Total expected future amortization expense	$59,521

As discussed in Note 1, we regularly perform reviews to determine if the carrying values of our goodwill and purchased intangible assets may be impaired. We look for the existence of facts and circumstances, either internal or external, which indicate that the carrying value of the asset may not be recovered. During the fourth quarter of fiscal 2004, events and circumstances indicated impairment of goodwill that we recorded in connection with our acquisition of Intuit Public Sector Solutions (IPSS) in May 2002. IPSS was part of our Other Businesses segment. The primary indicator of impairment was the fact that actual sales levels did not meet initial projections.
We measured the impairment loss based on the amount by which the carrying amount of goodwill exceeded the fair value based on lower projected profits and decreases in cash flow. Our measurement of fair value was based on a blend of an analysis of the future discounted cash flows and a comparison of revenue and operating income multiples for companies of similar industry and/or size as discussed in Note 1. Based on our analysis, in the fourth quarter of fiscal 2004 we recorded a charge of $18.7 million to reduce the carrying value of the goodwill to $10.9 million. In the first quarter of fiscal 2005 our Board of Directors formally approved a plan to sell IPSS and it became a long-lived asset held for sale and a discontinued operation in that quarter. The impairment charge is therefore included in the fiscal 2004 net loss from IPSS discontinued operations. We sold IPSS for approximately $11 million in cash in December 2004. See Note 7.
5. Comprehensive Net Income (Loss)
SFAS 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive net income (loss) and its components in stockholders’ equity. SFAS 130 requires that the components of other comprehensive income (loss), such as changes in the fair value of available-for-sale securities and foreign currency translation adjustments, be added to our net income (loss) to arrive at comprehensive income (loss). Other comprehensive income (loss) items have no impact on our net income (loss) as presented in our statements of operations.

The components of accumulated other comprehensive income (loss), net of income taxes, were as follows for the periods indicated:

	Unrealized Gain (Loss) on		Foreign
		Marketable	Currency
(In thousands)	Investments	Securities	Translation	Total

Balance at July 31, 2003	$213	$105	$(1,107)	$(789)
Unrealized (loss) gain, net of income tax benefit of $987 and provision of $180	(1,481)	270	—	(1,211)
Reclassification adjustment for realized gain included in net income, net of income tax benefit of $156	(234)	—	—	(234)
Translation adjustment	—	—	(1,141)	(1,141)

Other comprehensive income (loss)	(1,715)	270	(1,141)	(2,586)

Balance at July 31, 2004	(1,502)	375	(2,248)	(3,375)
Unrealized (loss) gain, net of income tax benefit of $321 and provision of $639	(659)	1,076	—	417
Reclassification adjustment for realized loss included in net income, net of income tax provision of $967	1,579	—	—	1,579
Translation adjustment	—	—	1,553	1,553

Other comprehensive income	920	1,076	1,553	3,549

Balance at July 31, 2005	(582)	1,451	(695)	174
Unrealized (loss) gain, net of income tax benefit of $141 and provision of $1,354	(179)	2,210	—	2,031
Reclassification adjustment for realized loss (gain) included in net income, net of income tax provision of $195 and benefit of $2,244	299	(3,661)	—	(3,362)
Translation adjustment, net of income taxes allocated of $1,212	—	—	2,241	2,241

Other comprehensive income (loss)	120	(1,451)	2,241	910

Balance at July 31, 2006	$(462)	$—	$1,546	$1,084

6. Acquisitions
On August 29, 2006 we acquired StepUp Commerce, Inc. for an aggregate purchase price of approximately $60.0 million in cash. StepUp provides services that allow small businesses to present their product information and images to online shoppers. StepUp became part of our QuickBooks segment.
In November 2005 we acquired all of the outstanding stock of My Corporation Business Services, Inc. for an aggregate purchase price of approximately $20.9 million in cash. We recorded the excess purchase price of $19.6 million as goodwill, all of which was deductible for income tax purposes. Doing business as MyCorporation.com, the company offers online incorporation services to small businesses. MyCorporation.com became part of our Consumer Tax segment.
In October 2003 we acquired all of the membership interests of Innovative Merchant Solutions LLC and a related entity doing business as Innovative Gateway Solutions (together, IMS) for an aggregate purchase price of approximately $116.7 million in cash. IMS offers a full range of merchant services to small businesses, including credit and debit card processing services. We acquired IMS as part of our Right for Me philosophy to offer a wider range of business solutions for small businesses. IMS is part of our Payroll and Payments segment. We allocate the difference between the purchase price and the net book value of acquired tangible assets between identified intangible assets and goodwill. We allocated approximately $17.3 million of the IMS purchase price to identified intangible assets and recorded the excess purchase price of $98.4 million as goodwill. Of the goodwill acquired, $98.2 million was deductible for income tax purposes. The identified intangible assets are being amortized over terms ranging from two to four years. In accordance with purchase accounting rules, we have included IMS’s results of operations in our consolidated results of operations from the date of acquisition. IMS’s results of operations for periods prior to the date of acquisition were not material when compared with our consolidated results.
7. Dispositions and Discontinued Operations
Sale of Master Builder Business
In May 2006 we sold our Master Builder construction management software and solutions business, which was part of Intuit Construction Business Solutions in our Other Businesses segment. The Master Builder business had quarterly revenue of approximately $5 million. We recorded a $7.7 million net loss on disposal of the business, including income tax expense of $10.1 million. In accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we have not accounted for this transaction as a discontinued operation as the operations and cash flows of the Master Builder business could not be clearly distinguished, operationally or for financial reporting purposes, from the rest of the entity.
Intuit Information Technology Solutions Discontinued Operations
In December 2005 we sold our Intuit Information Technology Solutions (ITS) business for approximately $200 million in cash. The buyer deposited approximately $20 million of the total purchase price in a third-party escrow account to be held through December 2006 to cover breaches of representations and warranties set forth in the purchase agreement, should they arise. The full escrow amount is included in other current assets on our balance sheet at July 31, 2006. The decision to sell ITS was a result of our desire to focus resources on our core products and services. ITS was part of our Other Businesses segment.
In accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we accounted for the sale of ITS as discontinued operations. We have therefore segregated the net assets, operating results and cash flows of ITS from continuing operations on our balance sheet at July 31, 2005 and from our statements of operations and statements of cash flows for all periods prior to the sale. We recorded a $34.3 million net gain on disposal of ITS which is included in net income from discontinued operations in our statement of operations for the twelve months ended July 31, 2006. See the table later in this Note 7 for the components of net income from discontinued operations.
Intuit Public Sector Solutions Discontinued Operations
In December 2004 we sold our Intuit Public Sector Solutions (IPSS) business for approximately $11 million in cash. The decision to sell IPSS was a result of our desire to focus resources on our core products and services. IPSS was part of our Other Businesses segment. In accordance with SFAS 144, we accounted for the sale as discontinued operations. We have therefore segregated the operating results and cash flows of IPSS from continuing operations on our statements of operations and statements of cash flows for all periods prior to the sale. We recorded a $4.8 million net loss on disposal of IPSS in fiscal 2005 that included a $4.3 million income tax provision for the estimated tax payable in connection with the expected tax gain on the sale of IPSS.

Components of Net Income (Loss) from Discontinued Operations
The components of net income (loss) from discontinued operations on our statements of operations as well as net revenue from discontinued operations and income or loss from discontinued operations before income taxes are as follows for the periods indicated:

	Twelve Months Ended July 31,
(In thousands)	2006	2005	2004

Net income (loss) from discontinued operations
Net loss from Intuit Public Sector Solutions operations	$—	$(486)	$(19,867)
Net loss on disposal of Intuit Public Sector Solutions discontinued operations	—	(4,771)	—
Net income from Intuit Information Technology Solutions operations	5,209	11,901	13,575
Net gain on disposal of Intuit Information Technology Solutions discontinued operations	34,324	—	—

Total net income (loss) from discontinued operations	$39,533	$6,644	$(6,292)

Net revenue from discontinued operations
Intuit Public Sector Solutions	$—	$3,827	$12,803
Intuit Information Technology Solutions	20,167	56,974	52,636

Total net revenue from discontinued operations	$20,167	$60,801	$65,439

Income (loss) from discontinued operations before income taxes
Intuit Public Sector Solutions	$—	$(786)	$(20,607)
Intuit Information Technology Solutions	9,100	20,642	21,895

Total income from discontinued operations before income taxes	$9,100	$19,856	$1,288

Income tax provision (benefit) on income (loss) from discontinued operations
Intuit Public Sector Solutions	$—	$(300)	$(740)
Intuit Information Technology Solutions	3,891	8,741	8,320

Total income tax provision (benefit)	$3,891	$8,441	$7,580

The $34.3 million net gain on disposal of ITS that we recorded in fiscal 2006 included $9.2 million for the estimated tax payable in connection with the taxable gain on the sale of ITS. The $4.8 million loss on disposal of IPSS that we recorded in fiscal 2005 included $4.3 million for the estimated tax payable in connection with the taxable gain on the sale of IPSS. The fiscal 2004 net loss from Intuit Public Sector Solutions operations included a goodwill impairment charge of $18.7 million. See Note 4.
8. Industry Segment and Geographic Information
SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way in which public companies disclose certain information about operating segments in their financial reports. Consistent with SFAS 131, we have defined five reportable segments, described below, based on factors such as how we manage our operations and how our chief operating decision maker views results. We define the chief operating decision maker as our chief executive officer and our chief financial officer. We have aggregated two operating segments to form our Payroll and Payments reportable segment.
In the fourth quarter of fiscal 2006 we revised our reportable segments to reflect the way we currently manage and view our business. We transferred our QuickBooks Payroll and merchant services businesses from our fiscal 2005 QuickBooks-Related segment to a new segment called Payroll and Payments and renamed our QuickBooks-Related segment QuickBooks. We also transferred our outsourced payroll business from our fiscal 2005 Intuit-Branded Small Business segment to the new Payroll and Payments segment. Finally, we transferred the remaining businesses in our fiscal 2005 Intuit-Branded Small Business segment to our Other Businesses segment. We made no changes to our Consumer Tax and Professional Tax segments. We have reclassified previously reported fiscal 2005 and 2004 segment results to be consistent with the fiscal 2006 presentation.
QuickBooks product revenue is derived primarily from QuickBooks desktop software products and financial supplies such as paper checks, envelopes and invoices. QuickBooks service revenue is derived primarily from QuickBooks Online Edition and QuickBooks support plans. Other revenue for this segment consists primarily of royalties from small business online services.
Payroll and Payments product revenue is derived primarily from QuickBooks Payroll, a family of products sold on a subscription basis offering payroll tax tables, forms and electronic tax payment and filing to small businesses that prepare their own payrolls. Payroll and Payments service revenue is derived from small business payroll services as well as from merchant services provided by our Innovative Merchant Solutions business. Service revenue for this segment also includes interest earned on funds held for payroll customers.
Consumer Tax product revenue is derived primarily from TurboTax federal and state consumer and small business desktop tax return preparation software. Consumer Tax service revenue is derived primarily from TurboTax Online tax return preparation services and electronic filing and refund transfer services.
Professional Tax product revenue is derived primarily from Lacerte and ProSeries professional tax preparation software products. Professional Tax service revenue is derived primarily from electronic filing, bank product transmission and training services.
Other Businesses consist primarily of Quicken and Canada. Quicken product revenue is derived primarily from Quicken desktop software products. Quicken other revenue consists primarily of fees from consumer online transactions and from Quicken-branded credit card and bill payment offerings that we provide through our partners. In Canada, product revenue is derived primarily from localized versions of QuickBooks and Quicken as well as QuickTax and TaxWiz consumer desktop tax return preparation software and ProFile professional tax preparation products. Service revenue in Canada consists primarily of revenue from payroll services and QuickBooks support plans.
Our QuickBooks, Payroll and Payments, Consumer Tax and Professional Tax segments operate primarily in the United States. All of our segments sell primarily to customers located in the United States. International total net revenue was less than 5% of consolidated total net revenue for all periods presented.
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

The following tables show our financial results by reportable segment for the twelve months ended July 31, 2006, 2005 and 2004.

		Payroll
		and	Consumer	Professional	Other
(In thousands)	QuickBooks	Payments	Tax	Tax	Businesses	Corporate	Consolidated

Twelve Months Ended July 31, 2006
Product revenue	$461,563	$194,097	$270,438	$244,991	$180,547	$—	$1,351,636
Service revenue	61,835	267,522	439,754	27,897	113,498	—	910,506
Other revenue	11,156	422	300	1	68,282	—	80,161

Total net revenue	534,554	462,041	710,492	272,889	362,327	—	2,342,303

Segment operating income (loss)	168,004	181,927	466,902	135,763	96,439	—	1,049,035
Common expenses	—	—	—	—	—	(466,252)	(466,252)

Subtotal	168,004	181,927	466,902	135,763	96,439	(466,252)	582,783
Amortization of purchased intangible assets	—	—	—	—	—	(9,902)	(9,902)
Acquisition-related charges	—	—	—	—	—	(13,337)	(13,337)
Interest and other income	—	—	—	—	—	43,038	43,038
Realized net gain on marketable equity securities	—	—	—	—	—	7,629	7,629

Income (loss) from continuing operations before income taxes	$168,004	$181,927	$466,902	$135,763	$96,439	$(438,824)	$610,211

		Payroll
		and	Consumer	Professional	Other
(In thousands)	QuickBooks	Payments	Tax	Tax	Businesses	Corporate	Consolidated

Twelve Months Ended July 31, 2005
Product revenue	$436,446	$157,226	$242,155	$233,499	$173,367	$—	$1,242,693
Service revenue	60,410	211,585	328,225	31,531	92,298	—	724,049
Other revenue	6,159	3,004	290	19	61,489	—	70,961

Total net revenue	503,015	371,815	570,670	265,049	327,154	—	2,037,703

Segment operating income (loss)	199,897	133,526	379,778	132,653	88,077	—	933,931
Common expenses	—	—	—	—	—	(383,037)	(383,037)

Subtotal	199,897	133,526	379,778	132,653	88,077	(383,037)	550,894
Amortization of purchased intangible assets	—	—	—	—	—	(10,251)	(10,251)
Acquisition-related charges	—	—	—	—	—	(16,545)	(16,545)
Interest and other income	—	—	—	—	—	26,636	26,636
Realized net gain on marketable equity securities	—	—	—	—	—	5,225	5,225

Income (loss) from continuing operations before income taxes	$199,897	$133,526	$379,778	$132,653	$88,077	$(377,972)	$555,959

		Payroll
		and	Consumer	Professional	Other
(In thousands)	QuickBooks	Payments	Tax	Tax	Businesses	Corporate	Consolidated

Twelve Months Ended July 31, 2004
Product revenue	$395,301	$139,757	$231,730	$226,121	$186,192	$—	$1,179,101
Service revenue	72,665	133,385	257,883	25,773	65,790	—	555,496
Other revenue	5,346	18,127	367	—	43,787	—	67,627

Total net revenue	473,312	291,269	489,980	251,894	295,769	—	1,802,224

Segment operating income (loss)	189,596	82,608	320,314	138,460	66,840	—	797,818
Common expenses	—	—	—	—	—	(344,714)	(344,714)

Subtotal	189,596	82,608	320,314	138,460	66,840	(344,714)	453,104
Amortization of purchased intangible assets	—	—	—	—	—	(10,186)	(10,186)
Acquisition-related charges	—	—	—	—	—	(23,435)	(23,435)
Interest and other income	—	—	—	—	—	30,400	30,400
Realized net gain on marketable equity securities	—	—	—	—	—	1,729	1,729

Income (loss) from continuing operations before income taxes	$189,596	$82,608	$320,314	$138,460	$66,840	$(346,206)	$451,612

9. Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

	July 31,
(In thousands)	2006	2005

Reserve for product returns	$29,385	$30,454
Reserve for rebates	8,996	18,482
Executive deferred compensation plan	27,798	19,857
Other	23,112	34,338

Total other current liabilities	$89,291	$103,131

10. Long-Term Obligations and Commitments
Long-Term Obligations
Long-term obligations were as follows at the dates indicated:

	July 31,
(Dollars in thousands)	2006	2005

Capital lease obligations: Monthly installments through 2008; interest rates of 2.66% to 4.50%	$962	$3,718
Deferred rent	16,725	17,311
Other	2,727	2,233

Total long-term obligations	20,414	23,262
Less current portion (included in other current liabilities)	(5,015)	(5,954)

Long-term obligations due after one year	$15,399	$17,308

Innovative Merchant Solutions Loan and Buyout Commitments
In April 2005 our wholly owned subsidiary, Innovative Merchant Solutions (IMS), became a member of Superior Bankcard Services, LLC (SBS), a newly formed entity that acquires merchant accounts for IMS. Our consolidated financial statements include the financial position, results of operations and cash flows of SBS, after elimination of all significant intercompany balances and transactions. See Note 1. In connection with the formation of this entity IMS agreed to provide to SBS revolving loans in an amount of up to $24.5 million under the terms of a credit agreement. In June 2006 IMS entered into an amendment to the credit agreement to increase the amount of funds IMS may loan under that agreement to $40.0 million. The credit agreement expires in July 2013, although certain events, such as a sale of SBS, can trigger earlier termination. Amounts outstanding under this agreement at July 31, 2006 and July 31, 2005 totaled $11.9 million and $3.3 million at interest rates ranging from 6.75% to 9.25%. There are no scheduled repayments on the outstanding loan balance. All unpaid principal amounts and the related accrued interest are due and payable in full at the loan expiration date.
The operating agreement of SBS requires that, no later than July 2009, either IMS agree to purchase the minority members’ interests in SBS at a price to be set by negotiation or arbitration, or IMS and the minority members pursue a sale of their interests in SBS to a third party.
Operating Leases
We lease office facilities and equipment under various operating lease agreements. Our facilities leases generally provide for periodic rent increases and many contain escalation clauses and renewal options. Certain leases require us to pay property taxes, insurance and routine maintenance. Annual minimum commitments under all of these leases are shown in the table below.

Operating
Lease
(Dollars in thousands)	Commitments

Fiscal year ending July 31,
2007	$33,485
2008	37,688
2009	35,830
2010	30,300
2011	29,377
Thereafter	131,063

Total operating lease commitments	$297,743

Rent expense totaled $28.2 million in fiscal 2006, $21.5 million in fiscal 2005 and $25.6 million in fiscal 2004.

11. Income Taxes
The provision (benefit) for income taxes from continuing operations consisted of the following for the periods indicated:

	Twelve Months Ended July 31,
(In thousands)	2006	2005	2004

Current:
Federal	$202,234	$167,356	$126,863
State	32,704	(9,596)	(48,875)
Foreign	14,549	6,055	2,677

	249,487	163,815	80,665

Deferred:
Federal	(18,684)	8,780	35,423
State	4,786	8,479	12,202
Foreign	(3,499)	—	—

	(17,397)	17,259	47,625

Total provision for income taxes from continuing operations	$232,090	$181,074	$128,290

The sources of income (loss) from continuing operations before the provision for income taxes consisted of the following for the periods indicated:

	Twelve Months Ended July 31,
(In thousands)	2006	2005	2004

United States	$577,641	$537,906	$438,905
Foreign	32,570	18,053	12,707

Total	$610,211	$555,959	$451,612

Differences between income taxes calculated using the federal statutory income tax rate of 35% and the provision for income taxes from continuing operations were as follows for the periods indicated:

	Twelve Months Ended July 31,
(In thousands)	2006	2005	2004

Income from continuing operations before income taxes	$610,211	$555,959	$451,612

Statutory federal income tax	$213,574	$194,620	$158,064
State income tax, net of federal benefit	25,231	24,993	11,856
Federal research and experimental credits	(3,625)	(6,943)	(7,587)
Manufacturer tax deduction	(4,375)	—	—
Share-based compensation	1,752	—	—
Tax exempt interest	(11,771)	(6,037)	(3,950)
Federal tax related to divestiture	8,748	—	—
Reversal of reserves	(863)	(25,719)	(35,694)
Other, net	3,419	160	5,601

Total provision for income taxes from continuing operations	$232,090	$181,074	$128,290

Reversals of reserves for all periods presented related to potential income tax exposures that were resolved.
In accordance with SFAS 123(R), which we adopted on August 1, 2005, tax savings from expected future deductions based on the expense attributable to our various stock option plans are reflected in the federal and state tax provisions for fiscal 2006. They were not reflected in those provisions for fiscal 2005 and 2004. The reduction of income taxes payable resulting from the exercise of employee stock options and other employee stock programs that were credited to stockholders’ equity were approximately $58.0 million in fiscal 2006, $26.4 million in fiscal 2005 and $27.1 million in fiscal 2004.
Beginning in fiscal 2006 we qualify for the annual domestic manufacturer tax deduction under the American Jobs Creation Act of 2004 (the Act). SFAS 109 provides that this deduction should be accounted for as a special deduction and not as a tax rate reduction. The Act also provided for a special one-time tax deduction for foreign earnings that were repatriated by the end of our fiscal year ended July 31, 2006. We did not receive any benefit from this portion of the Act.
Under current legislation, the federal research and experimental credit does not apply to expenses incurred after December 31, 2005. Although the credit may be extended, in accordance with SFAS 109 we did not assume tax benefits for any federal research and experimental credit after this expiration date.

Significant deferred tax assets and liabilities were as follows at the dates indicated:

	July 31,
(In thousands)	2006	2005

Deferred tax assets:
Accruals and reserves not currently deductible	$30,253	$37,233
Accrued and deferred compensation	22,292	18,729
Loss and tax credit carryforwards	6,434	20,387
Intangible assets	77,851	87,500
Property and equipment	19,506	1,394
Share-based compensation	22,704	3,057
Other, net	18,007	11,834

Total deferred tax assets	197,047	180,134

Deferred tax liabilities:
Other, net	762	824

Total deferred tax liabilities	762	824

Total net deferred tax assets	196,285	179,310
Valuation allowance	(4,389)	(5,981)

Total net deferred tax assets, net of valuation allowance	$191,896	$173,329

We have provided a valuation allowance related to the benefits of certain state capital loss carryforwards and state net operating losses that we believe are unlikely to be realized. The valuation allowance decreased by $1.6 million in fiscal 2006 and by $1.5 million in fiscal 2005. The valuation allowance did not change in fiscal 2004.
The components of total net deferred tax assets, net of valuation allowance, as shown on our balance sheet were as follows at the dates indicated:

	July 31,
(In thousands)	2006	2005

Current deferred income taxes	$47,199	$54,854
Long-term deferred income taxes	144,697	118,475

Total net deferred tax assets, net of valuation allowance	$191,896	$173,329

At July 31, 2006, we had various state net operating loss carryforwards totaling approximately $60.0 million for which we have recorded a gross deferred tax asset of $4.1 million and a valuation allowance of $2.8 million. These net operating losses will expire starting in fiscal 2022. At July 31, 2006, we had state capital loss carryovers of $29.2 million for which we have recorded a gross deferred tax asset of $2.2 million and a valuation allowance of $1.6 million. The majority of these state capital losses will expire in fiscal 2008. Utilization of the net operating losses and state capital losses may be subject to substantial annual limitation. The annual limitation may result in the expiration of net operating losses and capital losses before utilization.

12. Stockholders’ Equity
Stock Split
Our Board of Directors authorized a two-for-one stock split which was effected in the form of a 100% stock dividend on July 6, 2006 to stockholders of record on June 21, 2006. All share and per share figures in the statements of operations and notes to the financial statements retroactively reflect this stock split. This stock split was an equity restructuring that is considered a modification under SFAS 123(R), but it did not result in a change in fair value of any equity awards.
Stock Repurchase Programs
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. Under these programs, we repurchased 31.0 million shares of our common stock for $784.2 million in fiscal 2006, 32.4 million shares of our common stock for $709.2 million in fiscal 2005 and 27.0 million shares of our common stock for $609.4 million in fiscal 2004. Authorized funds of $506.6 million remained under our stock repurchase programs at July 31, 2006.
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
Description of Stock Option Plans
Our stockholders approved our 2005 Equity Incentive Plan at our annual meeting on December 9, 2004. The 2005 Plan replaces our 2002 Equity Incentive Plan, 1996 Directors Stock Option Plan and 1998 Option Plan for Mergers and Acquisitions. Beginning December 9, 2004 no further awards could be granted under the 2002 Plan, Directors Plan or 1998 Plan. However, all outstanding equity awards under these plans remain in effect in accordance with their terms. There were 3,861,820 shares available for grant under the 2002 Plan, 13,750 shares available for grant under the Directors Plan and 4,570,588 shares available for grant under the 1998 Plan on the date of their termination for a total of 8,446,158 shares. These shares ceased to be available for grant under any of our equity compensation plans upon adoption of the 2005 Plan.
Under the 2005 Plan, we are permitted to grant incentive and non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights and stock bonus awards to our employees, non-employee directors and consultants. The 2005 Plan provides for the automatic grant of stock options to non-employee directors according to a formula in the plan document. For other awards, the Compensation and Organizational Development Committee of our Board of Directors or its delegates determine who will receive grants, when those grants will be exercisable, their exercise price and other terms. There are a total of 26,000,000 shares authorized under the 2005 Plan. Up to 50% of equity awards granted each year can be at less than full fair market value. All options granted under the 2005 Plan through July 31, 2006 have exercise prices equal to the fair market value of our stock on the date of grant. Our option grants typically have a seven year term and vest over three years based on continued service.
During fiscal 2003 we introduced a mandatory share ownership program. Under this program all senior vice presidents and Board members, other than our chief executive officer, are required to hold a minimum of 3,000 shares by the later of May 2006 or three years from the date the individual becomes subject to the share ownership program. Our chief executive officer is required to hold 100,000 shares. To provide an incentive to our senior vice presidents, we implemented a matching unit award component to the share ownership program. Under this matching unit program, for each two shares one of these officers purchases during his or her three-year compliance period, we grant a matching unit award for one share, up to a maximum of 1,500 matching unit awards. Beginning December 9, 2004 these matching unit awards are granted as restricted stock unit awards under the 2005 Plan. They were granted as stock bonus awards under the 2002 Plan prior to that date. These matching units vest as to 100 percent of the shares subject to the award four years after grant, or earlier on the officer’s retirement, death or disability. We value these matching units based on the fair value of the award at the date of grant and recognize compensation expense ratably over the vesting period. We awarded a total of 11,916 matching units in fiscal 2006, 4,710 matching units in fiscal 2005 and 6,848 matching units in fiscal 2004.
On July 29, 2005 we granted 100,000 performance-based restricted stock units to Stephen M. Bennett, our chief executive officer, under the 2005 Plan. The fiscal 2006 performance goals established by the Compensation and Organizational Development Committee of our Board of Directors were achieved, therefore the restricted stock units will vest on July 29, 2008. On two occasions we granted restricted stock units to Mr. Bennett as stock bonus awards under the 2002 Plan. On July 30, 2003 we granted an award for 850,000 shares and on July 31, 2004 we granted an award for 50,000 shares. The 2003 award vested as to 510,000 shares on July 31, 2006 and will vest as to an additional 170,000 shares on each of July 31, 2007 and July 31, 2008; however, the shares will not be issued to Mr. Bennett until a later date. The 2004 award vests as to 50,000 shares on July 31, 2007. We value these awards based on the fair value of the award at the date of grant and recognize compensation expense ratably over the vesting period.
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
Our 1993 Plan terminated on January 18, 2002 when our stockholders approved our 2002 Plan to replace the 1993 Plan. When the 1993 Plan terminated, all outstanding options under the 1993 Plan remained in effect in accordance with their terms. Under the 1993 Plan, we were permitted to grant incentive and non-qualified stock options, restricted stock awards, stock bonuses and performance awards to employees, directors, consultants, and independent contractors of and advisors to Intuit and our subsidiaries. The Compensation Committee or its delegates determined who would receive grants, when those grants would be exercisable, their exercise price and other terms. The option exercise price was generally the fair market value at the date of grant. The outstanding options generally vest over four years based on continued service and expire after ten years.

Description of Employee Stock Purchase Plan
On November 26, 1996 our stockholders adopted our Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code. The ESPP permits our eligible employees to make payroll deductions to purchase our stock on regularly scheduled purchase dates at a discount. The ESPP has been amended several times since its adoption. We amended it most recently on July 27, 2005 to extend its term to July 27, 2015 and on January 25, 2005 to reduce the length of the offering periods from twelve months to three months effective with the June 2005 offering period. The purchase price for shares purchased under the ESPP is 85% of the lower of the closing price for Intuit common stock on the first day or the last day of the offering period in which the employee is participating.
Under the ESPP, employees purchased 1,050,198 shares of Intuit common stock in fiscal 2006, 1,215,922 shares of Intuit common stock in fiscal 2005 and 1,129,836 shares in fiscal 2004. At July 31, 2006 there were 1,374,094 shares available for issuance under this plan.
Impact of the Adoption of SFAS 123(R)
See Note 1 for a description of our adoption of SFAS 123(R), “Share-Based Payment,” on August 1, 2005. The following table summarizes the share-based compensation expense for stock options and our Employee Stock Purchase Plan that we recorded for continuing operations in accordance with SFAS 123(R) for the twelve months ended July 31, 2006. The impact of our adoption of SFAS 123(R) on discontinued operations was nominal for this period.

Twelve
Months
Ended
July 31,
(In thousands)	2006

Cost of product revenue	$941
Cost of service revenue	2,048
Selling and marketing	21,944
Research and development	19,309
General and administrative	21,784

Reduction of operating income from continuing operations and income from continuing operations before income taxes	66,026
Income tax benefit	(23,801)

Reduction of net income from continuing operations	$42,225

Reduction of net income per share from continuing operations:
Basic	$0.12

Diluted	$0.12

Prior to the adoption of SFAS 123(R), we presented deferred compensation as a separate component of stockholders’ equity. In accordance with the provisions of SFAS 123(R), on August 1, 2005 we reclassified the balance in deferred compensation to additional paid-in capital on our balance sheet.
Prior to the adoption of SFAS 123(R), we presented all tax benefits for deductions resulting from the exercise of stock options and the purchase of shares under our ESPP plan as operating cash flows on our statement of cash flows. SFAS 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options and ESPP shares (excess tax benefits) to be classified as financing cash flows. Accordingly, we classified the $27.0 million in excess tax benefits for the twelve months ended July 31, 2006 as financing cash inflows rather than as operating cash inflows on our statement of cash flows for that fiscal year.

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
Expected Term. The expected term of options granted represents the period of time that they are expected to be outstanding. Beginning in the fourth quarter of fiscal 2006, we estimated the expected term of options granted based on implied exercise patterns using a binomial model. For the first three quarters of fiscal 2006 and for fiscal 2005 and 2004, we estimated the expected term of options granted based on historical exercise patterns. We have examined our historical pattern of option exercises in an effort to determine if there were any discernable patterns of activity based on certain demographic characteristics. Demographic characteristics tested included age, salary level, job level and geographic location. We have determined that there were no meaningful differences in option exercise activity based on the demographic characteristics tested.
Expected Volatility. Beginning in the fourth quarter of fiscal 2005, we estimate the volatility of our common stock at the date of grant based on the implied volatility of one-year and two-year publicly traded options on our common stock, consistent with SFAS 123(R) and SAB 107. Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. Prior to the fourth quarter of fiscal 2005, we estimated the volatility of our common stock at the date of grant using the historical volatility of our stock over periods that were approximately equal to the average expected term of our options or the length of the offering periods under our Employee Stock Purchase Plan.
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

We used the following assumptions to estimate the fair value of options granted and shares purchased under our Employee Stock Purchase Plan for the periods indicated:

	Twelve Months Ended July 31,
	2006	2005	2004
Assumptions for stock options:
Average expected term (years)	2.78	2.98	3.36
Expected volatility (range)	22% - 28%	23% - 42%	45% - 74%
Weighted average expected volatility	25%	36%	65%
Risk-free interest rate (range)	3.70% - 5.14%	2.09% - 4.01%	0.85% - 3.79%
Expected dividend yield	0%	0%	0%

Assumptions for ESPP:
Average expected term (years)	0.27	1.00	1.00
Expected volatility (range)	22% - 28%	24% - 29%	29% - 76%
Weighted average expected volatility	25%	27%	63%
Risk-free interest rate (range)	3.14% - 4.77%	1.79% - 3.39%	0.94% - 1.17%
Expected dividend yield	0%	0%	0%

Stock Option Activity and Share-Based Compensation Expense
A summary of activity under all share-based compensation plans was as follows for the periods indicated:

		Options Outstanding
	Shares		Exercise	Weighted Average
	Available	Number of	Price Per	Exercise Price
	for Grant	Shares	Share	Per Share

Balance at July 31, 2003	19,322,294	65,989,592	$0.09-$36.16	$17.92
Options granted	(13,883,816)	13,883,816	18.52 - 26.43	20.67
Stock bonus awards granted	(56,848)	—	—	—
Options exercised	—	(7,223,342)	0.09 - 25.53	13.60
Options and shares canceled or expired and returned to option pool, net of options canceled from expired plans	2,929,580	(4,754,634)	3.47 - 33.75	22.63
Stock bonus awards canceled	1,118	—	—	—

Balance at July 31, 2004	8,312,328	67,895,432	$0.09-$36.16	$18.61
Additional shares authorized	13,000,000	—	—	—
Options granted	(11,580,912)	11,580,912	18.72 - 24.61	23.15
Stock bonus awards granted	(104,710)	—	—	—
Options exercised	—	(9,622,706)	0.09 - 24.13	15.05
Options and shares canceled or expired and returned to option pool, net of options canceled from expired plans	1,445,024	(5,237,078)	3.47 - 35.96	23.09
Options and shares removed from shares available for grant (1)	(8,446,158)	—	—	—
Stock bonus awards canceled or expired	808	—	—	—

Balance at July 31, 2005	2,626,380	64,616,560	$0.09-$36.16	$19.59
Additional shares authorized	13,000,000	—
Options granted	(10,816,070)	10,816,070	21.71-31.29	28.37
Stock bonus awards granted	(11,916)	—	—	—
Options exercised	—	(15,594,297)	0.09-29.47	16.52
Options and shares canceled or expired and returned to option pool, net of options canceled from expired plans	1,270,588	(2,906,840)	5.46-33.75	22.93
Stock bonus awards canceled or expired	3,111	—

Balance at July 31, 2006	6,072,093	56,931,493	$0.09-$36.16	$21.93

(1)	Shares eliminated from shares available for grant in connection with the termination of the 2002 Plan, Directors Plan and the 1998 Plan.
The weighted average fair value of options granted during the twelve months ended July 31, 2006 was $6.57, during the twelve months ended July 31, 2005 was $5.21 and during the twelve months ended July 31, 2004 was $8.34.
At July 31, 2006, all 6,072,093 shares available for grant were available under the 2005 Plan. There were 37,815,299 options exercisable under our stock option plans at July 31, 2006; 44,648,856 options exercisable at July 31, 2005; and 44,620,612 options exercisable at July 31, 2004.

Options outstanding and exercisable at July 31, 2006 were as follows:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted	Weighted
		Average	Average	Aggregate		Average	Average	Aggregate
		Remaining	Exercise	Intrinsic		Remaining	Exercise	Intrinsic
	Number	Contractual	Price per	Value (in	Number	Contractual	Price per	Value (in
Exercise Price	Outstanding	Life (in Years)	Share	(thousands)	Exercisable	Life (in Years)	Share	(thousands)
$0.09-$15.60	7,889,189	2.41	$10.04	$164,328,299	7,889,189	2.41	$10.04	$164,328,299
$16.06-$18.72	10,919,856	4.82	18.24	137,923,484	8,894,670	4.78	18.13	113,312,762
$18.85-$21.68	7,153,325	4.53	20.76	72,353,641	6,340,125	4.42	20.77	64,007,590
$21.70-$23.65	7,124,205	4.58	22.38	60,471,439	4,667,547	3.83	22.47	39,200,039
$23.71-$23.90	731,590	3.86	23.82	5,156,197	695,756	3.77	23.82	4,906,113
$24.00-$24.00	7,285,110	5.99	24.00	50,048,706	2,359,318	6.00	24.00	16,208,515
$24.05-$31.29	12,998,078	6.00	28.83	29,178,465	4,138,554	4.26	26.95	16,216,423
$32.41-$36.16	2,830,140	3.74	33.69	—	2,830,140	3.74	33.69	—

$0.09-$36.16	56,931,493	4.77	$21.93	$519,460,231	37,815,299	4.03	$20.02	$418,179,741

We define in-the-money options at July 31, 2006 as options that had exercise prices that were lower than the $30.87 market price of our common stock at that date. The aggregate intrinsic value of options outstanding at July 31, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 47.9 million shares that were in-the-money at that date. There were 35.0 million in-the-money options exercisable at July 31, 2006. The total intrinsic value of options exercised during the twelve months ended July 31, 2006 was $158.1 million, determined as of the date of exercise.
A summary of restricted stock award activity for the periods indicated was as follows:

		Weighted
		Average
		Fair
Restricted Stock Awards	Shares	Value

Nonvested at July 31, 2003	1,042,960	$23.41
Granted	56,848	19.15
Vested	(247,348)	24.98
Forfeited	(1,118)	23.89

Nonvested at July 31, 2004	851,342	22.67
Granted	104,710	23.91
Vested	(234,664)	23.40
Forfeited	(1,548)	21.64

Nonvested at July 31, 2005	719,840	22.60
Granted	11,916	24.58
Vested	(239,316)	22.18
Forfeited	(4,204)	23.99

Nonvested at July 31, 2006	488,236	$23.03

We recorded $66.0 million in share-based compensation expense for stock options and our Employee Stock Purchase Plan and $5.3 million in share-based compensation expense for restricted stock awards in continuing operations for the twelve months ended July 31, 2006. The total tax benefit related to this share-based compensation was $25.7 million. At July 31, 2006, there was $103.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans which we will amortize to expense in the future. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.2 years.

We received $257.6 million in cash from option exercises under all share-based payment arrangements for the twelve months ended July 31, 2006. The actual tax benefits that we realized related to tax deductions for non-qualified option exercises and disqualifying dispositions under all share-based payment arrangements totaled $62.0 million for that period.
Due to our ongoing program of repurchasing our common stock on the open market, at July 31, 2006 we had 85.1 million treasury shares. We satisfy option exercises from this pool of treasury shares.
Comparable Disclosures
As discussed in Note 1, we accounted for share-based employee compensation under SFAS 123(R)’s fair value method during the twelve months ended July 31, 2006. Prior to August 1, 2005 we accounted for share-based employee compensation under the provisions of APB 25. Accordingly, we recorded no share-based compensation expense for stock options or our Employee Stock Purchase Plan for the twelve months ended July 31, 2005 and 2004. The following table illustrates the effect on our net income and net income per share for the twelve months ended July 31, 2005 and 2004 if we had applied the fair value recognition provisions of SFAS 123 to share-based compensation using the Black-Scholes valuation model.

	Twelve Months Ended July 31,
(In thousands, except per share amounts)	2006	2005	2004

Net income
Net income, as reported in prior years (1)		$381,627	$317,030
Add: Share-based employee compensation expense included in reported net income, net of income taxes		81	533
Deduct: Total share-based employee compensation expense determined under fair value method for all awards, net of income taxes (2)		(48,283)	(70,480)

Net income, including share-based employee compensation (3)	$416,963	$333,425	$247,083

Net income per share
Basic — as reported in prior years (1)		$1.03	$0.81

Basic — including share-based employee compensation (3)	$1.20	$0.90	$0.63

Diluted — as reported in prior years (1)		$1.01	$0.79

Diluted — including share-based employee compensation (3)	$1.16	$0.88	$0.62

(1)	Net income and net income per share as reported for periods prior to fiscal 2006 did not include share-based compensation expense for stock options and our Employee Stock Purchase Plan because we did not adopt the recognition provisions of SFAS 123.

(2)	Share-based compensation expense for periods prior to fiscal 2006 is calculated based on the pro forma application of SFAS 123.

(3)	Net income and net income per share including share-based employee compensation for periods prior to fiscal 2006 are based on the pro forma application of SFAS 123.

Distribution and Dilutive Effect of Options
We define net option grants as options granted less options canceled or expired. Net option grants in shares and as a percentage of shares outstanding were as shown in the following table for the periods indicated:

	Twelve Months Ended July 31,
	2006	2005	2004

Option grants (shares)	10,816,070	11,580,912	13,883,816
Option cancelations and expirations (shares)	(2,906,840)	(5,237,078)	(4,754,634)
Net option grants (shares)	7,909,230	6,343,834	9,129,182
Net option grants (%)	2.3%	1.8%	2.4%
Shares outstanding at July 31	344,170,779	358,540,124	380,181,208
The following table shows certain information about option grants to Named Executives for the periods indicated. Named Executives are defined as our chief executive officer and each of the four other most highly compensated executive officers during the fiscal periods presented.

	Twelve Months Ended July 31,
	2006	2005	2004
Grants to Named Executives during the period as a percentage of total options granted	3.1%	6.2%	7.1%
Grants to Named Executives during the period as a percentage of outstanding shares	0.1%	0.2%	0.3%
Options held by Named Executives as a percentage of total options outstanding	14.1%	13.0%	12.7%
13. Benefit Plans
Executive Deferred Compensation Plan
In December 2004 we adopted a new 2005 Executive Deferred Compensation Plan that was effective January 1, 2005. We adopted the 2005 Plan to meet the requirements of the new restrictions on deferred compensation under Section 409A of the Internal Revenue Code. The 2005 Plan was designed to track the provisions of our original Executive Deferred Compensation Plan that became effective March 15, 2002. All deferrals for compensation that would otherwise be payable on or after January 1, 2005 and employer contributions made on or after January 1, 2005 are credited to participants under the new 2005 Plan. No new deferrals or contributions will be made to the original plan. Both plans provide that executives who meet minimum compensation requirements are eligible to defer up to 50% of their salaries and up to 100% of their bonuses and commissions. We have agreed to credit the participants’ contributions with earnings that reflect the performance of certain independent investment funds. We may also make discretionary employer contributions to participant accounts in certain circumstances. The timing, amounts and vesting schedules of employer contributions are at the sole discretion of the Compensation and Organizational Development Committee of our Board of Directors or its delegate. The benefits under this plan are unsecured and are general assets of Intuit. Participants are generally eligible to receive payment of their vested benefit at the end of their elected deferral period or after termination of their employment with Intuit for any reason or at a later date to comply with the restrictions of Section 409A. Discretionary company contributions and the related earnings vest completely upon the participant’s disability, death or a change of control of Intuit.
We made employer contributions to the plan of $0.5 million in fiscal 2006, $1.3 million in fiscal 2005 and $0.8 million in fiscal 2004. During fiscal 2004 and 2003, we also entered into several agreements in which we committed to make employer contributions on behalf of certain executives provided that they remain employed at Intuit on certain future dates. All contributions were fully vested at the time of contribution. We held assets of $26.5 million and liabilities of $27.8 million related to this plan at July 31, 2006 and assets of $19.3 million and liabilities of $19.9 million related to this plan at July 31, 2005. Assets related to this plan are in other long-term assets and liabilities related to this plan are in other current liabilities on our balance sheets. The plan liabilities include accrued employer contributions not yet funded to the plan.
401(k) Plan
Employees who participate in the Intuit Inc. 401(k) Plan may contribute up to 20% of pre-tax salary to the plan, subject to limitations imposed by the Internal Revenue Code. The plan allows Intuit to make matching contributions. During fiscal 2006 we matched employee contributions to the greater of (a) $0.75 per dollar of salary contributed by the employee, up to a maximum matching contribution of $3,000; or (b) 75 percent of the first six percent of salary contributed by the employee, subject to IRS limitations. Fifty percent of matching contributions vest after two years of service by the employee and 100 percent of matching contributions vest after three years of service. Matching contributions were $23.6 million in fiscal 2006, $13.4 million in fiscal 2005 and $10.1 million in fiscal 2004. Participating employees who are age 50 or older may also make catch-up contributions. These contributions are not matched.
14. Stockholder Rights Plan
On April 29, 1998 our Board of Directors adopted a stockholder rights plan designed to protect the long-term value of Intuit for its stockholders during any future unsolicited acquisition attempt. In connection with the plan, the Board declared a dividend of one preferred share purchase right for each share of Intuit’s common stock outstanding on May 11, 1998 (the Record Date) and further directed the issuance of one such right with respect to each share of Intuit’s common stock that is issued after the Record Date, except in certain circumstances. If a person or a group (an Acquiring Person) acquires 20% or more of Intuit’s common stock, or announces an intention to make a tender offer for Intuit’s common stock, the consummation of which would result in a person or group becoming an Acquiring Person, then the rights will be distributed (the Distribution Date). After the Distribution Date, each right may be exercised for 1/6000th of a share of a newly designated Series B Junior Participating Preferred stock at an exercise price of $300.00. The rights will expire on May 1, 2008. In July 2002 we adopted a policy that requires an independent committee of our Board of Directors to review the rights plan at least once every three years to consider whether maintaining the rights plan continues to be in the best interests of Intuit and its stockholders. In April 2005 the Nominating and Governance Committee of our Board of Directors, which is composed solely of independent directors, reviewed the rights plan and determined that it continues to be in the best interests of Intuit and its stockholders.
15. Litigation
Stock Option-Related Matters
In light of media reports alleging improper stock option granting practices by public companies, including a report from the Center for Financial Research and Analysis, in May 2006 we began a voluntary review of our historical stock option grant activities and related accounting treatment. Our Board of Directors formed a special committee of independent directors to conduct this review with the assistance of independent legal counsel and independent forensic accounting support. The primary scope of this review covered the period from August 1, 1997 to the present. Subsequent to our initiation of this review, we received an informal inquiry from the Securities and Exchange Commission and a subpoena from the United States Attorney for the Northern District of California requesting documents relating to our historical stock option granting practices. We have fully cooperated with both of these inquiries and will continue to do so. On August 16, 2006 we announced the completion of our independent review, which uncovered no evidence of fraud or intentional wrongdoing in our historical stock option granting practices. We have reported this conclusion to the SEC and the United States Attorney.

Muriel Siebert & Co., Inc. v. Intuit Inc., Index No. 03-602942, Supreme Court of the State of New York, County of New York.
On September 17, 2003 Muriel Siebert & Co., Inc. filed a complaint against Intuit alleging various claims for breach of contract, breach of express and implied covenants of good faith and fair dealing, breach of fiduciary duty, misrepresentation and/or fraud, and promissory estoppel. The allegations relate to Quicken Brokerage powered by Siebert, a strategic alliance between the two companies. The complaint seeks compensatory damages of up to $11.1 million, punitive damages of up to $33.0 million and other damages. Intuit unsuccessfully sought to compel the matter to arbitration. On February 7, 2005 Intuit filed a motion to dismiss all but one of the plaintiff’s claims in New York state court. On September 6, 2005 the court dismissed Siebert’s fraud and punitive damages claims. The case is now stayed pending appellate review by the Appellate Division of the New York Supreme Court of certain procedural issues in the case. Intuit believes this lawsuit is without merit and will vigorously defend the litigation.
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
16. Related Party Transactions
Loans to Executive Officers and Other Employees
Prior to July 30, 2002, loans to executive officers were made generally in connection with their relocation and purchase of a residence near their new place of work. The loans were all approved by the Compensation and Organizational Development Committee of our Board of Directors, which consists solely of independent directors. Consistent with the requirements of the Sarbanes-Oxley legislation enacted on July 30, 2002, we have not made or modified any loans to executive officers since that date and we do not intend to make or modify any loans to executive officers in the future. At July 31, 2006 no loans were in default and all interest payments were current in accordance with the terms of the loan agreements.
At July 31, 2006 and July 31, 2005, loans to executive officers in the principal amount of $5.7 million and $6.0 million were outstanding and loans to other employees in the principal amount of $3.2 million were outstanding. These amounts were classified as long-term assets on our balance sheets in accordance with the terms of the loan agreements. Loans to executive officers and other employees at July 31, 2006 excluded a $5.0 million secured loan to one executive officer who ceased to be an Intuit employee in the third quarter of fiscal 2005. We transferred this loan to other long-term assets on our balance sheet during that quarter.
Of the total loans to executive officers and other employees at July 31, 2006, $4.4 million accrue no interest for the term of the note. The remaining loans to executive officers and other employees at July 31, 2006 accrue interest at rates equal to the applicable federal rates in effect at the time the loans were made. All of the loans to executive officers and other employees at July 31, 2006 were secured by real property and had original terms of 10 years.
Repurchases of Vested Restricted Stock
In the third quarters of fiscal 2005 and 2004 we entered into share repurchase agreements with Stephen M. Bennett, our chief executive officer, pursuant to which we repurchased shares of our common stock from Mr. Bennett at the closing price quoted on the Nasdaq Stock Market on the dates of repurchase. We repurchased 31,890 shares of our common stock at $20.91 per share from Mr. Bennett in fiscal 2005 and 34,314 shares at $22.32 per share in fiscal

2004. All of the proceeds from these repurchases were remitted to federal and state taxing authorities to satisfy Mr. Bennett’s federal, state and Medicare tax withholding obligations resulting from the vesting of 75,000 shares of our common stock in each of those two quarters under his January 2000 new-hire restricted stock awards. These repurchases were approved by the Compensation and Organizational Development Committee of our Board of Directors, which consists solely of independent directors.
17. Selected Quarterly Financial Data (Unaudited)
The following tables contain selected quarterly financial data for fiscal years 2006 and 2005. We accounted for our Intuit Public Sector Solutions and Intuit Information Technology Solutions businesses as discontinued operations and as a result the operating results of these businesses have been segregated from continuing operations in our financial statements and in these tables. See Note 7. All per share figures below retroactively reflect our July 2006 stock split. See Note 1 and Note 12.

	Fiscal 2006 Quarter Ended
(In thousands, except per share amounts)	October 31	January 31	April 30	July 31

Total net revenue	$304,071	$742,704	$952,603	$342,925
Cost of revenue	94,628	137,895	110,220	93,348
All other costs and expenses	312,064	365,837	362,276	306,491
Net income (loss) from continuing operations	(57,611)	155,247	298,648	(18,854)
Net income from discontinued operations	11,807	27,726	—	—
Net income (loss)	(45,804)	182,973	298,648	(18,854)

Basic net income (loss) per share from continuing operations	$(0.16)	$0.44	$0.87	$(0.06)
Basic net income per share from discontinued operations	0.03	0.08	—	—

Basic net income (loss) per share	$(0.13)	$0.52	$0.87	$(0.06)

Diluted net income (loss) per share from continuing operations	$(0.16)	$0.43	$0.84	$(0.06)
Diluted net income per share from discontinued operations	0.03	0.07	—	—

Diluted net income (loss) per share	$(0.13)	$0.50	$0.84	$(0.06)

	Fiscal 2005 Quarter Ended
(In thousands, except per share amounts)	October 31	January 31	April 30	July 31

Total net revenue	$252,776	$648,244	$834,864	$301,819
Cost of revenue	77,934	119,058	104,512	81,400
All other costs and expenses	256,993	310,998	308,138	254,572
Net income (loss) from continuing operations	(45,497)	144,974	298,073	(22,567)
Net income (loss) from discontinued operations	(639)	2,278	2,434	2,571
Net income (loss)	(46,136)	147,252	300,507	(19,996)

Basic net income (loss) per share from continuing operations	$(0.12)	$0.39	$0.81	$(0.07)
Basic net income per share from discontinued operations	—	0.01	0.01	0.01

Basic net income (loss) per share	$(0.12)	$0.40	$0.82	$(0.06)

Diluted net income (loss) per share from continuing operations	$(0.12)	$0.38	$0.79	$(0.07)
Diluted net income per share from discontinued operations	—	0.01	0.01	0.01

Diluted net income (loss) per share	$(0.12)	$0.39	$0.80	$(0.06)

Schedule II
INTUIT INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Expense/		End of
(In thousands)	Period	Revenue	Deductions	Period

Year ended July 31, 2006
Allowance for doubtful accounts	$15,653	$9,339	$(12,664)	$12,328
Reserve for product returns	30,454	83,984	(85,053)	29,385
Reserve for rebates	18,482	62,072	(71,558)	8,996

Year ended July 31, 2005
Allowance for doubtful accounts	$6,994	$13,815	$(5,156)	$15,653
Reserve for product returns	36,877	84,955	(91,378)	30,454
Reserve for rebates	16,215	151,021	(148,754)	18,482

Year ended July 31, 2004
Allowance for doubtful accounts	$5,095	$5,325	$(3,426)	$6,994
Reserve for product returns	34,406	114,021	(111,550)	36,877
Reserve for rebates	10,397	129,606	(123,788)	16,215

Note:	Additions to the allowance for doubtful accounts are charged to general and administrative expense. Additions to the reserves for product returns and rebates are charged against revenue.

ITEM 9
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A
CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based upon an evaluation of the effectiveness of disclosure controls and procedures, Intuit’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures as defined under Exchange Act Rules 13a-15(e) and 15d-15(e) were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
None.

PART III
ITEM 10
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Except for the information about our executive officers shown below, the information required for this Item 10 is incorporated by reference from our Proxy Statement to be filed in connection with our Annual Meeting of Stockholders in December 2006.
We maintain a Business Conduct Guide that incorporates our code of ethics applicable to all employees, including all officers. We also maintain a Board Code of Ethics that applies to all members of our Board of Directors. The Business Conduct Guide and Board Code of Ethics incorporate our guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. Our Business Conduct Guide and Board Code of Ethics are published on our Investor Relations web site at www.intuit.com/about_intuit/investors. We intend to disclose future amendments to certain provisions of our Business Conduct Guide and Board Code of Ethics, or waivers of such provisions granted to executive officers and directors, on this web site within four business days following the date of such amendment or waiver.
EXECUTIVE OFFICERS
The following table shows Intuit’s executive officers as of August 31, 2006 and their areas of responsibility. Their biographies follow the table.

Name	Age	Position

Stephen M. Bennett	52	President, Chief Executive Officer and Director
William V. Campbell	66	Chairman of the Board of Directors
Scott D. Cook	54	Chairman of the Executive Committee
Caroline F. Donahue	45	Senior Vice President, Sales
Robert B. Henske	45	Senior Vice President and General Manager, Consumer Tax Group
Richard William Ihrie	56	Senior Vice President and Chief Technology Officer
Peter J. Karpas	38	Senior Vice President, Chief Marketing and Product Management Officer
Alexander M. Lintner	44	Senior Vice President, Strategy and Corporate Development
Kiran M. Patel	58	Senior Vice President and Chief Financial Officer
Brad D. Smith	42	Senior Vice President and General Manager, Small Business Division
Laura A. Fennell	45	Vice President, General Counsel and Corporate Secretary
Jeffrey P. Hank	46	Vice President, Corporate Controller
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

Mr. Cook, a founder of Intuit, has been an Intuit director since March 1984 and is currently Chairman of the Executive Committee. He served as Intuit’s Chairman of the Board from February 1993 through July 1998. From April 1984 to April 1994, he served as Intuit’s President and Chief Executive Officer. Mr. Cook also serves on the board of directors of eBay Inc. and The Procter & Gamble Company. Mr. Cook holds a Bachelor of Arts degree in Economics and Mathematics from the University of Southern California and a Masters degree in Business Administration from Harvard Business School, where he serves on the Harvard Business School Dean’s Advisory Board.
Ms. Donahue has been Senior Vice President, Sales since August 2006. She served as Vice President, Sales from September 1997 to August 2006 and she joined Intuit as Director of Sales in May 1995. Prior to joining Intuit, Ms. Donahue served as Director of Sales at Knowledge Adventure (an educational software company), and she worked in various sales and channel management positions at Apple Computer and Next, Inc. Ms. Donahue holds a Bachelor of Arts degree from Northwestern University.
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
Mr. Karpas has served as Senior Vice President, Chief Marketing and Product Management Officer since May 2006. He was Vice President, General Manager of Intuit’s Quicken Solutions Group from June 2003 to May 2006 and General Manager for QuickBooks Industry Specific Solutions from May 2002 to June 2003. Mr. Karpas joined Intuit in April 2000 as Director of Marketing for QuickBooks. Prior to joining Intuit, Mr. Karpas held brand management positions with Activision and The Procter & Gamble Company. He earned his Bachelor of Arts degree from Wesleyan University and a Master’s degree in Business Administration from the Fuqua School of Business at Duke University.
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

Mr. Smith has been Senior Vice President and General Manager, Small Business Division since May 2006. He served as Senior Vice President and General Manager of QuickBooks from May 2005 to May 2006 and Senior Vice President and General Manager of our Consumer Tax Group from March 2004 until May 2005. He joined Intuit in February 2003 and prior to these roles, Mr. Smith was Vice President and General Manager of Intuit’s accountant central and developer network. Mr. Smith came to Intuit from ADP, where he was the Senior Vice President of Marketing and Business Development. In addition to his role at ADP, Mr. Smith has held various sales, marketing and general management positions with Pepsi, 7-Up and ADVO, Inc. Mr. Smith earned his Bachelor of Business Administration from Marshall University, and a Masters of Management from Aquinas College.
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
ITEM 11
EXECUTIVE COMPENSATION
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our December 2006 Annual Meeting of Stockholders.
ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our December 2006 Annual Meeting of Stockholders.
ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our December 2006 Annual Meeting of Stockholders.
ITEM 14
PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our December 2006 Annual Meeting of Stockholders.

PART IV
ITEM 15
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:
1.	Financial Statements — See Index to Consolidated Financial Statements in Part II, Item 8.

2.	Financial Statement Schedules — See Index to Consolidated Financial Statements in Part II, Item 8.

3.	Exhibits

Incorporated by Reference
Filed
with
Ex.		this			Date
No.	Exhibit Description	10-K	Form	File No.	Filed
3.01	Restated Intuit Certificate of Incorporation, dated as of January 19, 2000		10-Q		06/14/00

3.02	Third Amended and Restated Rights Agreement, dated as of January 30, 2003		8-A/A	000-21180	02/18/03

3.03	Bylaws of Intuit, as amended and restated effective May 1, 2002		10-Q		05/31/02

4.01	Form of Specimen Certificate for Intuit’s Common Stock		10-K		09/25/02

4.02	Form of Right Certificate for Series B Junior Participating Preferred Stock (included in Exhibit 3.02 as Exhibit B)		8-A/A	000-21180	02/18/03

10.01+	Intuit Inc. 2005 Equity Incentive Plan		10-Q		12/10/04

10.02+	Intuit Inc. 2005 Equity Incentive Plan, as amended through December 16, 2005		S-8	333-130453	12/19/05

10.03+	Intuit Inc. 2005 Equity Incentive Plan, as amended through July 26, 2006	X

10.04+	2005 Equity Incentive Plan Form of Non-Qualified Stock Option – New Hire, Promotion or Retention Grant		10-Q		12/10/04

10.05+	2005 Equity Incentive Plan Form of Non-Qualified Stock Option – Focal Grant		10-Q		12/10/04

10.06+	2005 Equity Incentive Plan Form of Restricted Stock Unit Award – Executive Stock Ownership Program Matching Unit		10-Q		12/10/04

10.07+	2005 Equity Incentive Plan Form of Non-Qualified Stock Option – Stephen Bennett Grant		10-Q		12/10/04

10.08+	2005 Equity Incentive Plan Form of Non-Employee Director Option – Initial Grant		10-Q		12/10/04

10.09+	2005 Equity Incentive Plan Form of Non-Employee Director Option – Succeeding Grant		10-Q		12/10/04

10.10+	2005 Equity Incentive Plan Form of Non-Employee Director Option – Committee Grant		10-Q		12/10/04

10.11+	Form of CEO Restricted Stock Unit Award Agreement for fiscal year ended July 31, 2005 (performance based vesting)		8-K		8/2/05

10.12+	Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting)		8-K		7/31/06

10.13+	Form of Restricted Stock Unit Award Agreement (Service-Based Vesting)		8-K		7/31/06

Incorporated by Reference
Filed
with
Ex.		this			Date
No.	Exhibit Description	10-K	Form	File No.	Filed
10.14+	Restricted Stock Unit Award Agreement for Chief Executive Officer dated August 25, 2006	X

10.15+	Intuit Executive Relocation Policy		10-Q		12/5/05

10.16+	Intuit Inc. 2005 Executive Deferred Compensation Plan, effective January 1, 2005		10-Q		12/10/04

10.17+	Intuit 2002 Equity Incentive Plan and related plan documents, as amended through July 30, 2003		10-K		9/19/03

10.18+	Intuit 1993 Equity Incentive Plan, as amended through January 16, 2002		10-Q		02/28/02

10.19+	Intuit 1996 Employee Stock Purchase Plan, as amended through January 25, 2005		10-Q		6/7/05

10.20+	Intuit 1996 Employee Stock Purchase Plan, as Amended and Restated on July 27, 2005		10-K		9/26/05

10.21+	Description of Intuit Inc. Executive Stock Ownership and Matching Unit Program		10-K		9/26/05

10.22+	Intuit 1996 Directors Stock Option Plan and forms of Agreement, as amended by the Board on January 30, 2003		10-Q		02/28/03

10.23+	Intuit 1998 Option Plan for Mergers and Acquisitions and form of Agreement, as amended through July 29, 2003		10-K		9/19/03

10.24+	Intuit Form of Amendment to All Stock Options Outstanding at February 19, 1999		10-K		10/12/99

10.25+	Intuit Inc. Performance Incentive Plan for Fiscal Year 2007		8-K		7/31/06

10.26+	Intuit Performance Incentive Plan for Fiscal Year 2006		8-K		8/2/05

10.27+	Intuit Performance Incentive plan, effective August 1, 2004		10-Q		6/7/05

10.28+	Intuit Executive Deferred Compensation Plan, effective March 15, 2002		10-Q		05/31/02

10.29+	Intuit Senior Executive Incentive Plan adopted on December 12, 2002		DEF 14A Appendix 3		10/23/02

10.30+	Form of Indemnification Agreement entered into by Intuit with each of its directors and certain officers		10-K		09/25/02

10.31+	Form of Stock Bonus Agreement (Matching Unit) under the Intuit 2002 Equity Incentive Plan related to the Executive Stock Ownership Program		10-Q		12/05/03

10.32+	Amended and Restated Employment Agreement between Intuit and Stephen M. Bennett, dated July 30, 2003		8-K		08/01/03

10.33+	Restricted Stock Purchase Agreement, with respect to 150,000 shares of Intuit Common Stock between Intuit and Stephen M. Bennett, dated January 24, 2000		S-8	333-51700	12/12/00

10.34+	Restricted Stock Purchase Agreement, with respect to 75,000 shares of Intuit Common Stock between Intuit and Stephen M. Bennett, dated January 24, 2000		S-8	333-51700	12/12/00

10.35+	Amendment No. 1 to Restricted Stock Purchase Agreement, with respect to 150,000 shares of Intuit Common Stock dated January 24, 2000 between Intuit and Stephen M. Bennett, dated January 17, 2001		10-Q		06/13/01

10.36+	Amendment No. 1 to Restricted Stock Purchase Agreement, with respect to 75,000 shares of Intuit Common Stock dated January 24, 2000 between Intuit and Stephen M. Bennett, dated January 17, 2001		10-Q		06/13/01

10.37+	Amended and Restated Secured Balloon Payment Promissory Note between Intuit and Stephen M. Bennett, dated November 26, 2001		10-Q		02/28/02

Incorporated by Reference
Filed
with
Ex.		this			Date
No.	Exhibit Description	10-K	Form	File No.	Filed
10.38+	Share Repurchase Agreement between Intuit and Stephen M. Bennett, dated March 27, 2003		10-Q		05/30/03

10.39+	2002 Equity Incentive Plan Stock Bonus Award Agreement between Intuit and Stephen M. Bennett dated July 30, 2003		10-K		9/19/03

10.40+	Share Repurchase Agreement dated February 23, 2004 between Intuit and Stephen M. Bennett		10-Q		06/14/04

10.41+	Intuit Inc. 2002 Plan Option Grant Agreement between Stephen M. Bennett and Intuit Inc. dated July 31, 2004		10-Q		12/10/04

10.42+	Intuit Inc. 2002 Equity Incentive Plan Stock Bonus Agreement – Restricted Stock Units – between Stephen M. Bennett and Intuit Inc. dated July 31, 2004		10-Q		12/10/04

10.43+	Share Repurchase Agreement dated February 25, 2005 between Intuit and Stephen M. Bennett		8-K		2/28/05

10.44+	Separation Terms and Release Agreement by and between Intuit Inc. and Lorrie M. Norrington, dated January 7, 2005		8-K		1/11/05

10.45+	Amended and Restated Employment Agreement between Intuit and Lorrie M. Norrington, dated July 31, 2003		10-K		9/19/03

10.46+	Secured Balloon Payment Promissory Note for the principal amount of $5,500,000 between Intuit and Lorrie Norrington, dated May 20, 2002		10-K		09/25/02

10.47+	Employment Agreement between Intuit and Robert “Brad” Henske, dated December 30, 2002		10-Q		02/28/03

10.48+	Employment Agreement by and between Intuit and Robert B. “Brad” Henske dated May 10, 2005		8-K		5/11/05

10.49+	Employment Agreement between Intuit and Richard William Ihrie, dated October 14, 2000		10-K		10/05/01

10.50+	Amended and Restated Secured Balloon Payment Promissory Note for the principal amount of $1,800,000 between Intuit and Richard W. Ihrie, dated November 26, 2001		10-Q		02/28/02

10.51+	Offer Letter Agreement dated June 24, 2005 between Intuit and Alexander M. Lintner and accepted by Mr. Lintner on June 29, 2005		8-K		7/6/05

10.52+	Employment Agreement by and between Intuit and Brad Smith dated May 10, 2005		8-K		5/11/05

10.53+	Form of Amendment dated September 6, 2005 to Employment Agreement between Intuit and each of Robert B. Henske and Brad Smith		8-K		9/8/05

10.54+	Employment Agreement dated September 2, 2005 between Intuit and Kiran Patel		8-K		9/8/05

10.55+	Director Compensation Agreement between Intuit and Dennis D. Powell, dated February 11, 2004		10-Q		06/14/04

10.56	Free On-Line Electronic Tax Filing Agreement Amendment, effective as of October 30, 2005 between the Internal Revenue Service and the Free File Alliance, LLC		10-Q		12/5/05

10.57#	Amended & Restated Services Agreement between Intuit and Ingram Micro Inc. dated September 11, 2001		10-Q		12/07/01

10.58#	Amendment to Amended and Restated Services Agreement effective as of September 11, 2001 between Intuit and Ingram Micro Inc.		10-Q		12/10/04

10.59#	Master Agreement between Intuit and Modus Media International, Inc. dated November 1, 2000, as amended on August 27, 2001		10-Q		12/07/01

Incorporated by Reference
Filed
with
Ex.		this			Date
No.	Exhibit Description	10-K	Form	File No.	Filed
10.60#	Amendment to Master Agreement between Intuit and Modus Media International, Inc. effective as of August 22, 2003		10-Q		12/10/04

10.61#	Master Services Agreement between Intuit and Arvato Services, Inc., dated May 28, 2003		10-K		9/19/03

10.62#	Lease, dated as of March 28, 2005, made by and between Kilroy Realty, L.P. and Intuit Inc. for property located on Torrey Santa Fe Road, San Diego		10-Q		6/7/05

10.63	First Amendment to Lease, dated as of March 31, 2006, by and between Intuit and Kilroy Realty, L.P. for property in San Diego, California		10-Q		6/9/06

10.64	Lease Expiration Advancement Agreement effective July 31, 2003 between Intuit and Charleston Properties for 2475, 2500, 2525, 2535 and 2550 Garcia Avenue and 2650, 2675, 2700 and 2750 Coast Avenue, Mountain View, CA		10-K		9/19/03

10.65	Lease Agreement dated as of July 31, 2003 between Intuit and Charleston Properties for 2475, 2500, 2525, 2535 and 2550 Garcia Avenue, Mountain View, CA		10-K		9/19/03

10.66	Lease Agreement dated as of July 31, 2003 between Intuit and Charleston Properties for 2650, 2675, 2700 and 2750 Coast Avenue and 2600 Casey Avenue, Mountain View, California		10-K		9/19/03

10.67	Lease Agreement dated as of March 29, 1999 between Intuit and various parties as Landlord for 2632 Marine Way, Mountain View, California		10-K		10/13/01

10.68	Build-to-Suit Lease Agreement dated as of June 9, 1995 between Intuit and Kilroy Realty Corporation, successor to UTC Greenwich Partners, a California limited partnership for 6200 and 6220 Greenwich, San Diego, California		10-K		9/24/04

10.69	Amendment to Lease Agreement dated as of June 9, 1995, dated April 14, 1998 between Intuit and Kilroy Realty L.P., successor to UTC Greenwich Partners, L.P.		10-K		10/6/98

10.70	Consent to Sublease Agreement dated March 31, 2000 among Intuit as subtenant, Spieker Properties, L.P. and Franklin Templeton Corporate Services, Inc. for Eastgate Mall, San Diego, California		10-Q		06/14/00

10.71	Build-to-Suit Lease Agreement dated as of April 8, 1998, between Intuit and TACC Investors, LLC for property located at 2800 East Commerce Center Place, Tucson, Arizona		10-K		10/06/98

10.72	Lease Agreement dated August 16, 2002 between Intuit and Pegasus Aviation, Inc. for property located at 6550 S. Country Club Road, Tucson, Arizona		10-K		9/19/03

10.73	Subordination Agreement; Acknowledgment of Lease Assignment, Estoppel, Attornment and Non-Disturbance Agreement dated August 22, 2002 among Intuit, Pegasus Aviation, Inc., and Bank One, Arizona, N.A.		10-K		9/19/03

10.74	Lease Agreement dated as of January 1, 1994 between Intuit as successor in interest to Computing Resources, Inc. and 1285 Financial Boulevard, Inc. for 1285 Financial Boulevard, Reno, Nevada		10-K		10/12/99

10.75	Office Lease Agreement dated February 22, 2000 between Lacerte Software Corporation and KCD-TX 1 Investment Limited Partnership for office space in Plano, Texas		10-Q		06/14/00

Incorporated by Reference
Filed
with
Ex.		this			Date
No.	Exhibit Description	10-K	Form	File No.	Filed
10.76	Assignment and Assumption of Lease dated as of September 27, 2002 between KCD-TX I Investment Limited Partnership and Wells Operating Partnership, L.P., re office space in Plano, Texas		10-K		9/19/03

14.01	Code of Ethics: Intuit Business Conduct Guide adopted July 31, 2003, and as amended through May 4, 2004		8-K		05/07/04

21.01	List of Intuit’s Subsidiaries	X

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X

24.01	Power of Attorney (see signature page)	X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01	Section 1350 Certification (Chief Executive Officer) *	X

32.02	Section 1350 Certification (Chief Financial Officer) *	X

+	Indicates a management contract or compensatory plan or arrangement

#	We have requested confidential treatment for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission (SEC). We omitted such portions from this filing and filed them separately with the SEC.

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Intuit specifically incorporates it by reference.
(c) Exhibits
     See Item 15(a)(3) above.
(d) Financial Statement Schedules
     See Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC.
Dated: September 15, 2006	By:	/s/ KIRAN M. PATEL
Kiran M. Patel
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY
By signing this Annual Report on Form 10-K below, I hereby appoint each of Stephen M. Bennett and Kiran M. Patel as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form 10-K (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

Principal Executive Officer:
/s/ STEPHEN M. BENNETT Stephen M. Bennett	President, Chief Executive Officer and Director	September 15, 2006

Principal Financial Officer:
/s/ KIRAN M. PATEL Kiran M. Patel	Senior Vice President and Chief Financial Officer	September 15, 2006

Principal Accounting Officer:
/s/ JEFFREY P. HANK	Vice President, Corporate Controller	September 15, 2006
Jeffrey P. Hank

Additional Directors:

/s/ CHRISTOPHER W. BRODY	Director	September 15, 2006
Christopher W. Brody

/s/ WILLIAM V. CAMPBELL	Chairman of the Board of Directors	September 15, 2006
William V. Campbell

/s/ SCOTT D. COOK	Director	September 15, 2006
Scott D. Cook

/s/ L. JOHN DOERR	Director	September 15, 2006
L. John Doerr

/s/ DONNA L. DUBINSKY	Director	September 15, 2006
Donna L. Dubinsky

/s/ DIANE B. GREENE	Director	September 15, 2006
Diane B. Greene

/s/ MICHAEL R. HALLMAN	Director	September 15, 2006
Michael R. Hallman

/s/ DENNIS D. POWELL	Director	September 15, 2006
Dennis D. Powell

/s/ STRATTON D. SCLAVOS	Director	September 15, 2006
Stratton D. Sclavos

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
10.03+	Intuit Inc. 2005 Equity Incentive Plan, as amended through July 26, 2006

10.14+	Restricted Stock Unit Award Agreement for Chief Executive Officer dated August 25, 2006

21.01	List of Intuit’s Subsidiaries

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.01	Power of Attorney (see signature page)

31.01	Certification of Chief Executive Officer

31.02	Certification of Chief Financial Officer

32.01	Section 1350 Certification (Chief Executive Officer) *

32.02	Section 1350 Certification (Chief Financial Officer) *

+	Indicates a management contract or compensatory plan or arrangement

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Intuit specifically incorporates it by reference.