Form 10-Q
period 2006-10-31
INTUIT INC
filed 2006-12-01
CIK 896878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2006
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
Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 348,655,929 shares of Common Stock, $0.01 par value, as of November 22, 2006

INTUIT INC.
FORM 10-Q
INDEX
Intuit, the Intuit logo, QuickBooks, TurboTax, Lacerte, ProSeries and Quicken, among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. QuickBooks: Simple Start Edition, Innovative Merchant Solutions, QuickTax, TaxWiz and ProFile, among others, are trademarks and/or service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners.

PART I
ITEM 1
FINANCIAL STATEMENTS
INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	October 31,	October 31,
(In thousands, except per share amounts; unaudited)	2006	2005

Net revenue:
Product	$212,420	$182,454
Service and other	149,651	121,617

Total net revenue	362,071	304,071

Costs and expenses:
Cost of revenue:
Cost of product revenue	37,343	32,431
Cost of service and other revenue	68,372	59,248
Amortization of purchased intangible assets	2,308	2,949
Selling and marketing	155,098	147,430
Research and development	120,214	97,280
General and administrative	77,388	63,595
Acquisition-related charges	2,842	3,759

Total costs and expenses	463,565	406,692

Operating loss from continuing operations	(101,494)	(102,621)
Interest and other income	10,290	6,304
Gains on marketable equity securities and other investments, net	1,221	4,267

Loss from continuing operations before income taxes	(89,983)	(92,050)
Income tax benefit	(31,268)	(34,439)
Minority interest, net of tax	215	—

Net loss from continuing operations	(58,930)	(57,611)
Net income from discontinued operations	—	11,807

Net loss	$(58,930)	$(45,804)

Basic and diluted net loss per share from continuing operations	$(0.17)	$(0.16)
Basic and diluted net income per share from discontinued operations	—	0.03

Basic and diluted net loss per share	$(0.17)	$(0.13)

Shares used in basic and diluted per share amounts	346,214	354,812

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands; unaudited)	October 31,	July 31,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$166,074	$179,601
Investments	893,087	1,017,599
Accounts receivable, net	95,499	97,797
Income taxes receivable	103,880	64,178
Deferred income taxes	51,114	47,199
Prepaid expenses and other current assets	72,012	53,357

Current assets before funds held for payroll customers	1,381,666	1,459,731
Funds held for payroll customers	436,212	357,299

Total current assets	1,817,878	1,817,030

Property and equipment, net	201,700	194,434
Goodwill, net	555,506	504,991
Purchased intangible assets, net	63,010	59,521
Long-term deferred income taxes	142,194	144,697
Loans to executive officers and other employees	8,865	8,865
Other assets	46,006	40,489

Total assets	$2,835,159	$2,770,027

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$97,854	$70,808
Accrued compensation and related liabilities	90,792	171,903
Deferred revenue	276,647	293,113
Income taxes payable	17,992	33,560
Other current liabilities	101,476	89,291

Current liabilities before payroll customer fund deposits	584,761	658,675
Payroll customer fund deposits	436,212	357,299

Total current liabilities	1,020,973	1,015,974

Long-term obligations	14,948	15,399

Commitments and contingencies
Minority interest	814	568
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	2,139,998	2,092,914
Treasury stock, at cost	(1,866,422)	(1,944,036)
Accumulated other comprehensive income	1,799	1,084
Retained earnings	1,523,049	1,588,124

Total stockholders’ equity	1,798,424	1,738,086

Total liabilities and stockholders’ equity	$2,835,159	$2,770,027

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			Other		Total
	Common Stock		Paid In	Treasury	Deferred	Comprehensive	Retained	Stockholders’
(Dollars in thousands; unaudited)	Shares	Amount	Capital	Stock	Compensation	Income (Loss)	Earnings	Equity

Balance at July 31, 2006	344,170,779	$3,442	$2,089,472	$(1,944,036)	$—	$1,084	$1,588,124	$1,738,086
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(58,930)	(58,930)
Other comprehensive income, net of tax	—	—	—	—	—	715	—	715

Comprehensive net loss								(58,215)
Issuance of common stock upon exercise of options and other - post-split	3,907,469	39	11,387	70,947	—	—	(5,506)	76,867
Issuance of common stock pursuant to Employee Stock Purchase Plan - post-split	260,132	3	—	6,663	—	—	(635)	6,031
Issuance of common stock pursuant to vesting of Restricted Stock Units - post-split	172	—	—	4	—	—	(4)	—
Tax benefit from employee stock option transactions	—	—	16,796	—	—	—	—	16,796
Share-based compensation - restricted stock	—	—	5,031	—	—	—	—	5,031
Share-based compensation - all other	—	—	13,828	—	—	—	—	13,828

Balance at October 31, 2006	348,338,552	$3,484	$2,136,514	$(1,866,422)	$—	$1,799	$1,523,049	$1,798,424

						Accumulated
			Additional			Other		Total
	Common Stock		Paid In	Treasury	Deferred	Comprehensive	Retained	Stockholders’
(Dollars in thousands; unaudited)	Shares	Amount	Capital	Stock	Compensation	Income (Loss)	Earnings	Equity

Balance at July 31, 2005	179,270,062	$1,793	$1,976,161	$(1,557,833)	$(16,283)	$174	$1,291,487	$1,695,499
Reclassification of deferred compensation balance upon adoption of SFAS 123(R)	—	—	(16,283)	—	16,283	—	—	—
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(45,804)	(45,804)
Other comprehensive income, net of tax	—	—	—	—	—	1,117	—	1,117

Comprehensive net loss								(44,687)
Issuance of common stock upon exercise of options and other - pre-split	514,209	5	—	22,355	—	—	(6,069)	16,291
Issuance of common stock pursuant to Employee Stock Purchase Plan - pre-split	136,588	1	—	6,263	—	—	(1,087)	5,177
Stock repurchases under stock repurchase programs - pre-split	(4,315,000)	(43)	—	(194,757)	—	—	—	(194,800)
Tax benefit from employee stock option transactions	—	—	2,522	—	—	—	—	2,522
Share-based compensation - restricted stock	—	—	1,325	—	—	—	—	1,325
Share-based compensation - all other (1)	—	—	19,296	—	—	—	—	19,296

Balance at October 31, 2005	175,605,859	$1,756	$1,983,021	$(1,723,972)	$—	$1,291	$1,238,527	$1,500,623

Note: We effected a two-for-one stock split in the form of a 100% stock dividend on July 6, 2006.
(1) Includes $19,099 for continuing operations and $197 for Intuit Information Technology Solutions discontinued operations.
See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	October 31,	October 31,
(In thousands)	2006	2005
Cash flows from operating activities:
Net loss	$(58,930)	$(45,804)
Net income from discontinued operations	—	(11,807)

Net loss from continuing operations	(58,930)	(57,611)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation	22,275	23,145
Acquisition-related charges	2,842	3,759
Amortization of purchased intangible assets	2,308	2,949
Amortization of other purchased intangible assets	2,571	2,031
Share-based compensation — restricted stock	5,031	1,325
Share-based compensation — all other	13,828	19,099
Loss on disposal of property and equipment	214	34
Amortization of premiums and discounts on available-for-sale debt securities	890	1,094
Net realized loss on sales of available-for-sale debt securities	8	380
Net gains on marketable equity securities and other investments	(1,221)	(4,267)
Minority interest, net of tax	215	—
Deferred income taxes	(2,847)	2,520
Tax benefit from share-based compensation plans	16,796	2,522
Excess tax benefit from share-based compensation plans	(8,753)	(939)
Gain on foreign exchange transactions	(88)	(15)

Subtotal	(4,861)	(3,974)

Changes in operating assets and liabilities:
Accounts receivable	2,604	12,921
Prepaid expenses, taxes and other current assets	(58,258)	(38,494)
Accounts payable	26,351	30,665
Accrued compensation and related liabilities	(81,162)	(64,399)
Deferred revenue	(16,779)	(5,237)
Income taxes payable	(15,713)	(16,771)
Other liabilities	11,112	(9,471)

Total changes in operating assets and liabilities	(131,845)	(90,786)

Net cash used in operating activities of continuing operations	(136,706)	(94,760)
Net cash provided by operating activities of discontinued operations	—	10,981

Net cash used in operating activities	(136,706)	(83,779)

Cash flows from investing activities:
Purchases of available-for-sale debt securities	(400,875)	(289,119)
Liquidation of available-for-sale debt securities	490,197	555,069
Maturity of available-for-sale debt securities	34,830	20,775
Proceeds from the sale of marketable equity securities	858	—
Net change in funds held for payroll customers’ money market funds and other cash equivalents	(78,913)	12,406
Purchases of property and equipment	(29,223)	(25,057)
Change in other assets	(4,678)	(4,454)
Net change in payroll customer fund deposits	78,913	(12,406)
Acquisitions of businesses and intangible assets, net of cash acquired	(60,002)	(10,148)

Net cash provided by investing activities	31,107	247,066

Cash flows from financing activities:
Change in long-term obligations	(441)	(634)
Net proceeds from issuance of common stock under stock plans	82,898	21,468
Purchase of treasury stock	—	(194,800)
Excess tax benefit from share-based compensation plans	8,753	939

Net cash provided by (used in) financing activities	91,210	(173,027)

Effect of exchange rates on cash and cash equivalents	862	872

Net decrease in cash and cash equivalents	(13,527)	(8,868)
Cash and cash equivalents at beginning of period	179,601	83,842

Cash and cash equivalents at end of period	$166,074	$74,974

See accompanying notes.

INTUIT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Description of Business and Summary of Significant Accounting Policies
Description of Business
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
Basis of Presentation
The condensed consolidated financial statements include the financial statements of Intuit and its wholly owned subsidiaries. We have eliminated all significant intercompany balances and transactions in consolidation. The condensed consolidated financial statements also include the financial position, results of operations and cash flows of Superior Bankcard Services, LLC (SBS), an entity that acquires merchant accounts for our Innovative Merchant Solutions business. We are allocated 51% of the earnings and losses of this entity and 100% of the losses in excess of the minority interest capital balances. We therefore eliminate the portion of the SBS financial results that pertain to the minority interests on a separate line in our statements of operations and balance sheets.
We have reclassified certain amounts previously reported in our financial statements to conform to the current presentation, including amounts related to discontinued operations and reportable segments. We have also combined other revenue and cost of other revenue with service revenue and cost of service revenue. Other revenue was approximately 5% of total net revenue for the three months ended October 31, 2006 and 2005.
Our Board of Directors authorized a two-for-one stock split which was effected in the form of a 100% stock dividend on July 6, 2006 to stockholders of record on June 21, 2006. All share and per share figures in the statements of operations and the notes to the financial statements retroactively reflect this stock split.
We have included all normal recurring adjustments and the adjustments for discontinued operations that we considered necessary to give a fair presentation of our operating results for the periods presented. These condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2006. Results for the three months ended October 31, 2006 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2007 or any other future period.
Our QuickBooks, Consumer Tax and Professional Tax businesses are highly seasonal. Some of our other offerings are also seasonal, but to a lesser extent. Revenue from many of our small business software products, including QuickBooks, tends to be at its peak around calendar year end, although the timing of new product releases or changes in our offerings can materially shift revenue between quarters. Sales of income tax preparation products and services are heavily concentrated in the period from November through April. These seasonal patterns mean that our total net revenue is usually highest during our second quarter ending January 31 and third quarter ending April 30. We typically report losses in our first quarter ending October 31 and fourth quarter ending July 31, when revenue from our tax businesses is minimal while operating expenses continue at relatively consistent levels.
Computation of Net Income (Loss) Per Share
We compute basic net income or loss per share using the weighted average number of common shares outstanding during the period. We compute diluted net income per share using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of the shares issuable upon the exercise of stock options and upon the vesting of restricted stock units under the treasury stock method. In loss periods, basic net loss per share and diluted net loss per share are identical since the effect of potential common shares is anti-dilutive and therefore excluded.

We include stock options with combined exercise prices and unamortized fair values that are less than the average market price for our common stock in the calculation of diluted net income per share. We exclude stock options with combined exercise prices and unamortized fair values that are greater than the average market price for our common stock from the calculation of diluted net income per share because their effect is anti-dilutive. Under the treasury stock method, the amount that must be paid to exercise stock options, the amount of compensation expense for future service that we have not yet recognized, and the amount of tax benefits that will be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.
The following table presents the composition of shares used in the computation of basic and diluted net loss per share for the periods indicated.

	Three Months Ended
	October 31,	October 31,
(In thousands, except per share amounts)	2006	2005

Numerator:
Net loss from continuing operations	$(58,930)	$(57,611)
Net income from discontinued operations	—	11,807

Net loss	$(58,930)	$(45,804)

Denominator:
Shares used in basic and diluted per share amounts:
Weighted average common shares outstanding	346,214	354,812

Basic and diluted net loss per share:
Basic and diluted net loss per share from continuing operations	$(0.17)	$(0.16)
Basic and diluted net income per share from discontinued operations	—	0.03

Basic and diluted net loss per share	$(0.17)	$(0.13)

Weighted average stock options and restricted stock awards excluded from calculation due to anti-dilutive effect:
Stock options that would have been included in the computation of dilutive common equivalent shares outstanding if net income had been reported in the period	45,791	42,468
Restricted stock awards that would have been included in the computation of dilutive common equivalent shares outstanding if net income had been reported in the period	2,526	1,016
Stock options with combined exercise prices and unamortized fair values that were greater than the average market price for the common stock during the period	9,353	22,008

	57,670	65,492

Share-Based Compensation Plans
Effective August 1, 2006, we began using a lattice binomial model to estimate the fair value of stock options granted. Prior to that date we used the Black Scholes valuation model. This change did not have a material impact on our financial position, results of operations or cash flows. Our stock options have various restrictions, including vesting provisions and restrictions on transfer, and are often exercised prior to their contractual maturity. We therefore believe that lattice binomial models are more capable of incorporating the features of our stock options than closed-form models such as the Black Scholes model. The use of a lattice binomial model requires the use of extensive actual employee exercise behavior data and a number of complex assumptions including the expected volatility of our stock price over the term of the options, risk-free interest rates and expected dividends. See Note 9 for more information on our adoption of the lattice binomial model and the assumptions that we use to estimate the fair value of stock options.

Significant Customers
No distributor or individual retailer accounted for 10% or more of total net revenue in the three months ended October 31, 2006 or 2005. No customer accounted for 10% or more of total accounts receivable at October 31, 2006 or July 31, 2006. Amounts due from Rock Acquisition Corporation, the purchaser of our Quicken Loans mortgage business, under certain licensing and distribution agreements comprised approximately 10% of accounts receivable at July 31, 2006. Amounts due from Rock at October 31, 2006 were not significant.
Recent Accounting Pronouncements
FIN 48, “Accounting for Uncertainty in Income Taxes”
In June 2006 the FASB issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The requirements of FIN 48 are effective for our fiscal year beginning August 1, 2007. We are in the process of evaluating this guidance and therefore have not yet determined the impact that the adoption of FIN 48 will have on our financial position, results of operations or cash flows.
SFAS 157, “Fair Value Measurements”
In September 2006 the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value. This standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are in the process of evaluating this standard and therefore have not yet determined the impact that the adoption of SFAS 157 will have on our financial position, results of operations or cash flows.
SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”
In September 2006 the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. The standard also generally requires an employer to measure a plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. For entities with publicly traded equity securities, the requirement to recognize the funded status of a benefit plan and the related disclosure requirements are effective as of the end of fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.
2. Cash and Cash Equivalents, Investments and Funds Held for Payroll Customers
We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of money market funds in all periods presented. Investments consist of available-for-sale investment-grade debt securities that we carry at fair value. Funds held for payroll customers consist of cash, cash equivalents and available-for-sale investment-grade debt securities. Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market or cash management funds, we diversify our investments by limiting our holdings with any individual issuer.

The following table summarizes our cash and cash equivalents, investments and funds held for payroll customers by balance sheet classification at the dates indicated.

	October 31, 2006		July 31, 2006
(In thousands)	Cost	Fair Value	Cost	Fair Value
Classification on balance sheets:
Cash and cash equivalents	$166,074	$166,074	$179,601	$179,601
Investments	893,302	893,087	1,018,364	1,017,599
Funds held for payroll customers	436,224	436,212	357,299	357,299

Total cash and cash equivalents, investments and funds held for payroll customers	$1,495,600	$1,495,373	$1,555,264	$1,554,499

The following table summarizes our cash and cash equivalents, investments and funds held for payroll customers by investment category at the dates indicated.

	October 31, 2006		July 31, 2006
(In thousands)	Cost	Fair Value	Cost	Fair Value
Type of issue:
Total cash and cash equivalents	$508,123	$508,123	$442,880	$442,880
Available-for-sale debt securities:
Municipal bonds	972,177	972,013	1,102,384	1,101,719
U.S. government securities	15,300	15,237	10,000	9,900

Total available-for-sale debt securities	987,477	987,250	1,112,384	1,111,619

Total cash and cash equivalents, investments and funds held for payroll customers	$1,495,600	$1,495,373	$1,555,264	$1,554,499

We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income (loss) in the equity section of our balance sheets. Gross unrealized gains and losses on our available-for-sale debt securities were as follows at the dates indicated:

	October 31,	July 31,
(In thousands)	2006	2006

Gross unrealized gains	$167	$20
Gross unrealized losses	(394)	(785)

Net unrealized losses	$(227)	$(765)

The following table summarizes the fair value and gross unrealized losses related to 59 available-for-sale debt securities, aggregated by type of investment and length of time that individual securities have been in a continuous unrealized loss position, at October 31, 2006:

	In a Loss Position for		In a Loss Position for
	Less Than 12 Months		12 Months or More		Total in a Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

Municipal bonds	$125,395	$(190)	$27,425	$(141)	$152,820	$(331)
U.S. government securities	5,296	(4)	9,941	(59)	15,237	(63)

Total	$130,691	$(194)	$37,366	$(200)	$168,057	$(394)

We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments that we held at October 31, 2006 were not other-than-temporarily impaired. While certain available-for-sale debt securities have fair values that are below cost, we believe that if the securities were held to maturity it is probable that principal and interest would be collected in accordance with contractual terms, and that the decline in market value is due to changes in interest rates and not due to increased credit risk.
We include realized gains and losses on our available-for-sale debt securities in interest and other income in our statements of operations. Gross realized gains and losses on our available-for-sale debt securities were as follows for the periods indicated:

	Three Months Ended
	October 31,	October 31,
(In thousands)	2006	2005

Gross realized gains	$—	$11
Gross realized losses	(8)	(391)

Net realized losses	$(8)	$(380)

The following table summarizes our available-for-sale debt securities held in investments and funds held for payroll customers, classified by the stated maturity date of the security.

	October 31, 2006
(In thousands)	Cost	Fair Value

Due within one year	$205,813	$205,609
Due within two years	62,347	62,366
Due within three years	3,114	3,113
Due after three years	716,203	716,162

Total available-for-sale debt securities	$987,477	$987,250

Approximately 90% of our available-for-sale debt securities at October 31, 2006 had an interest reset date, put date or mandatory call date within one year.
3. Goodwill and Purchased Intangible Assets
In August 2006 we acquired all of the outstanding shares of StepUp Commerce, Inc. for an aggregate purchase price of approximately $60 million in cash. We deposited $7.5 million of the total purchase price in a third-party escrow account to be held through January 2008 to cover breaches of representations and warranties set forth in the purchase agreement, should they arise. StepUp provides services that allow small businesses to present their product information and images to online shoppers. We acquired StepUp as part of our Right for Me initiative to offer a wider range of business solutions for small businesses. StepUp became part of our QuickBooks segment. Tangible assets and liabilities acquired were not significant. We allocated $8.9 million of the purchase price to identified intangible assets and recorded the excess purchase price of $50.4 million as goodwill, none of which is deductible for income tax purposes. The identified intangible assets are being amortized over terms ranging from three to five years. In accordance with purchase accounting rules, we have included StepUp’s results of operations in our consolidated results of operations from the date of acquisition. StepUp’s results of operations for periods prior to the date of acquisition were not material when compared with our consolidated results.
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
The components of accumulated other comprehensive income (loss), net of income taxes, were as follows for the periods indicated:

	Unrealized Gain (Loss) on		Foreign
		Marketable	Currency
(In thousands)	Investments	Securities	Translation	Total

Balance at July 31, 2006	$(462)	$—	$1,546	$1,084
Unrealized gain, net of income tax provision of $210	320	—	—	320
Reclassification adjustment for realized loss included in net income, net of income tax provision of $3	5	—	—	5
Translation adjustment, net of income taxes allocated of $255	—	—	390	390

Other comprehensive income	325	—	390	715

Balance at October 31, 2006	$(137)	$—	$1,936	$1,799

Balance July 31, 2005	$(582)	$1,451	$(695)	$174
Unrealized loss, net of income tax benefits of $102 and $40	(165)	(65)	—	(230)
Reclassification adjustment for realized loss included in net income, net of income tax provision of $144	236	—	—	236
Translation adjustment	—	—	1,111	1,111

Other comprehensive income (loss)	71	(65)	1,111	1,117

Balance October 31, 2005	$(511)	$1,386	$416	$1,291

Comprehensive net income (loss) was as follows for the periods indicated:

	Three Months Ended
	October 31,	October 31,
(In thousands)	2006	2005

Net loss	$(58,930)	$(45,804)
Other comprehensive income	715	1,117

Comprehensive net loss, net of income taxes	$(58,215)	$(44,687)

Income tax provision netted against other comprehensive income	$213	$2

5. Discontinued Operations
In December 2005 we sold our Intuit Information Technology Solutions (ITS) business for approximately $200 million in cash. The buyer deposited approximately $20 million of the total purchase price in a third-party escrow account to be held through December 2006 to cover breaches of representations and warranties set forth in the purchase agreement, should they arise. The full escrow amount is included in other current assets on our balance sheet at October 31, 2006.
In accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we accounted for the sale of ITS as discontinued operations. We have therefore segregated the operating results and cash flows of ITS from continuing operations in our financial statements for all periods prior to the sale. For the three months ended October 31, 2005, we recorded net revenue and net income from ITS operations of $14.4 million and $3.3 million. In that period we also recognized $8.5 million in tax benefits from the anticipated disposal of ITS.
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
QuickBooks product revenue is derived primarily from QuickBooks desktop software products and financial supplies such as paper checks, envelopes and invoices. QuickBooks service and other revenue is derived primarily from QuickBooks Online Edition, QuickBooks support plans and royalties from small business online services.
Payroll and Payments product revenue is derived primarily from QuickBooks Payroll, a family of products sold on a subscription basis offering payroll tax tables, forms and electronic tax payment and filing to small businesses that prepare their own payrolls. Payroll and Payments service and other revenue is derived from small business payroll services as well as from merchant services such as credit and debit card processing provided by our Innovative Merchant Solutions business. Service and other revenue for this segment also includes interest earned on funds held for payroll customers.
Consumer Tax product revenue is derived primarily from TurboTax federal and state consumer and small business desktop tax return preparation software. Consumer Tax service and other revenue is derived primarily from TurboTax Online tax return preparation services and electronic filing services.
Professional Tax product revenue is derived primarily from Lacerte and ProSeries professional tax preparation software products. Professional Tax service and other revenue is derived primarily from electronic filing services, bank product transmission services and training services.
Other Businesses consist primarily of Quicken and Canada. Quicken product revenue is derived primarily from Quicken desktop software products. Quicken service and other revenue consists primarily of fees from consumer online transactions and from Quicken-branded credit card and bill payment offerings that we provide through our partners. In Canada, product revenue is derived primarily from localized versions of QuickBooks and Quicken as well as QuickTax and TaxWiz consumer desktop tax return preparation software and ProFile professional tax preparation products. Service and other revenue in Canada consists primarily of revenue from payroll services and QuickBooks support plans.
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
The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended July 31, 2006. Except for goodwill and purchased intangible assets, we do not generally track assets by reportable segment and, consequently, we do not disclose total assets by reportable segment.

The following tables show our financial results by reportable segment for the three months ended October 31, 2006 and 2005. We have combined other revenue with service revenue. Other revenue was approximately 5% of total net revenue for each of those periods.

		Payroll
		and	Consumer	Professional	Other
(In thousands)	QuickBooks	Payments	Tax	Tax	Businesses	Corporate	Consolidated

Three Months Ended October 31, 2006
Product revenue	$114,372	$50,943	$3,345	$8,425	$35,335	$—	$212,420
Service and other revenue	19,292	74,575	9,479	1,257	45,048	—	149,651

Total net revenue	133,664	125,518	12,824	9,682	80,383	—	362,071

Segment operating income (loss)	29,403	47,697	(34,944)	(21,949)	11,782	—	31,989
Common expenses	—	—	—	—	—	(128,333)	(128,333)

Subtotal	29,403	47,697	(34,944)	(21,949)	11,782	(128,333)	(96,344)
Amortization of purchased intangible assets	—	—	—	—	—	(2,308)	(2,308)
Acquisition-related charges	—	—	—	—	—	(2,842)	(2,842)
Interest and other income	—	—	—	—	—	10,290	10,290
Realized net gain on marketable equity securities	—	—	—	—	—	1,221	1,221

Income (loss) from continuing operations before income taxes	$29,403	$47,697	$(34,944)	$(21,949)	$11,782	$(121,972)	$(89,983)

		Payroll
		and	Consumer	Professional	Other
(In thousands)	QuickBooks	Payments	Tax	Tax	Businesses	Corporate	Consolidated

Three Months Ended October 31, 2005
Product revenue	$87,718	$45,849	$2,790	$8,111	$37,986	$—	$182,454
Service and other revenue	17,003	57,753	5,097	786	40,978	—	121,617

Total net revenue	104,721	103,602	7,887	8,897	78,964	—	304,071

Segment operating income (loss)	17,395	36,443	(24,270)	(21,960)	13,236	—	20,844
Common expenses	—	—	—	—	—	(116,757)	(116,757)

Subtotal	17,395	36,443	(24,270)	(21,960)	13,236	(116,757)	(95,913)
Amortization of purchased intangible assets	—	—	—	—	—	(2,949)	(2,949)
Acquisition-related charges	—	—	—	—	—	(3,759)	(3,759)
Interest and other income	—	—	—	—	—	6,304	6,304
Realized net gain on marketable equity securities	—	—	—	—	—	4,267	4,267

Income (loss) from continuing operations before income taxes	$17,395	$36,443	$(24,270)	$(21,960)	$13,236	$(112,894)	$(92,050)

7. Current Liabilities and Commitments
Deferred Revenue
In some situations, we receive advance payments from our customers. We also offer multiple element arrangements to our customers. We defer revenue associated with these advance payments and the relative fair value of undelivered elements under multiple element arrangements until we ship the products or perform the services. Deferred revenue consisted of the following at the dates indicated:

	October 31,	July 31,
(In thousands)	2006	2006

Product and product-related services	$252,722	$269,867
Customer support	23,925	23,246

Total deferred revenue	$276,647	$293,113

Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

	October 31,	July 31,
(In thousands)	2006	2006

Reserve for product returns	$29,358	$29,385
Reserve for rebates	12,609	8,996
Executive deferred compensation plan	36,785	27,798
Other	22,724	23,112

Total other current liabilities	$101,476	$89,291

Operating Leases
We lease office facilities and equipment under various operating lease agreements. In November 2006 we entered into an agreement under which we will lease approximately 167,000 square feet of office space in a new building to be constructed by the landlord in Woodland Hills, California for our Innovative Merchant Solutions business. The lease term is 10 years beginning on October 1, 2008. We estimate that our total minimum commitment for this lease is approximately $70 million.
8. Income Taxes
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and other taxable items. Due to the seasonal nature of our business, we recorded income tax benefits on pre-tax losses in the three months ended October 31, 2006 and 2005. Our effective tax rate for the three months ended October 31, 2006 was 35% and did not differ significantly from the federal statutory rate. Our effective tax rate for the three months ended October 31, 2005 was approximately 37% and differed from the federal statutory rate of 35% due to state income taxes, which were partially offset by the benefit we received from tax exempt interest income.
In accordance with SFAS 123(R), which we adopted on August 1, 2005, tax savings from expected future deductions based on the expense attributable to our stock option plans are reflected in the federal and state tax provisions for the three months ended October 31, 2006 and 2005. The reduction of income taxes payable resulting from the exercise of employee stock options and other employee stock programs that were credited to stockholders’ equity was approximately $16.8 million for the three months ended October 31, 2006 and $2.5 million for the three months ended October 31, 2005.

Under current legislation, the federal research and experimental credit does not apply to expenses incurred after December 31, 2005. Although the credit may be extended, in accordance with SFAS 109 we did not assume tax benefits for any federal research and experimental credit after this expiration date.
9. Stockholders’ Equity
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
Stock Repurchase Programs
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. We repurchased no shares under these programs during the three months ended October 31, 2006. We repurchased 8.6 million shares of our common stock for $194.8 million under these programs during the three months ended October 31, 2005. Authorized funds of $506.6 million remained under our stock repurchase programs at October 31, 2006.
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
Share-Based Compensation Plans
Description of Share-Based Compensation Plans
Under our 2005 Equity Incentive Plan, we are permitted to grant incentive and non-qualified stock options, restricted stock awards, restricted stock units and stock bonus awards to our employees, non-employee directors and consultants. There are a total of 26,000,000 shares authorized under the 2005 Plan. Up to 50% of equity awards granted each year can be at less than full fair market value. All options granted under the 2005 Plan have exercise prices equal to the fair market value of our stock on the date of grant. Options granted under the 2005 Plan typically vest over three years based on continued service and have a seven-year term. Prior to the fourth quarter of fiscal 2006, we granted restricted stock units under the 2005 Plan primarily to certain executive officers. In the fourth quarter of fiscal 2006, the Compensation Committee of our Board of Directors approved the use of restricted stock units for employees at all job levels in order to provide a competitive form of equity incentive that would have value regardless of fluctuations in Intuit’s stock price. Restricted stock units granted under the 2005 Plan typically vest over three years based on continued service and are payable in shares of our common stock upon vesting. Restricted stock units granted to certain executive officers are subject to the achievement of performance goals established by the Compensation Committee, including targets based upon both Intuit’s net revenue and operating income. Outstanding awards that were originally granted under several predecessor plans also remain in effect in accordance with their terms. In addition, we maintain an Employee Stock Purchase Plan. The 2005 Plan, its predecessor plans and our Employee Stock Purchase Plan are described more fully in our Annual Report on Form 10-K for the fiscal year ended July 31, 2006.

Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense for stock options, restricted stock awards, restricted stock units and our Employee Stock Purchase Plan that we recorded for continuing operations for the periods shown. The share-based compensation expense that we recorded for discontinued operations for the three months ended October 31, 2005 was nominal.

	Three Months Ended
	October 31,	October 31,
(In thousands, except per share amounts)	2006	2005

Cost of product revenue	$218	$288
Cost of service revenue	617	637
Selling and marketing	5,738	6,307
Research and development	5,302	5,610
General and administrative	6,984	7,582

Increase of operating loss from continuing operations and loss from continuing operations before income taxes	18,859	20,424
Income tax benefit	(6,800)	(7,534)

Increase of net loss from continuing operations	$12,059	$12,890

Increase of net loss per share from continuing operations:
Basic and diluted	$0.03	$0.04

At October 31, 2006, there was $149.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans which we expect to amortize to expense in the future. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.1 years.
Determining Fair Value
Valuation and Amortization Method. Effective August 1, 2006, we began using a lattice binomial model to estimate the fair value of stock options granted. Prior to that date we used the Black Scholes valuation model. This change did not have a material impact on our financial position, results of operations or cash flows. Our stock options have various restrictions, including vesting provisions and restrictions on transfer, and are often exercised prior to their contractual maturity. We therefore believe that lattice binomial models are more capable of incorporating the features of our stock options than closed-form models such as the Black Scholes model. The use of a lattice binomial model requires the use of extensive actual employee exercise behavior data and a number of complex assumptions including the expected volatility of our stock price over the term of the options, risk-free interest rates and expected dividends. For options granted before August 1, 2005, the date we adopted SFAS 123(R), we amortize the fair value on an accelerated basis. This is the same basis on which we amortized options granted before August 1, 2005 for our pro forma disclosures under SFAS 123. For options granted on or after August 1, 2005, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. We record compensation expense for the market value of restricted stock units using the intrinsic value method. We amortize the value of restricted stock units on a straight-line basis over the restriction period.
Expected Term. The expected term of stock options represents the weighted average period of time that they are expected to be outstanding and is a derived output of the lattice binomial model. The expected term of stock options is impacted by all of the underlying assumptions and calibration of our model. The lattice binomial model assumes that option exercise behavior is a function of the option’s remaining vested life and the extent to which the market price of our common stock exceeds the option exercise price. The lattice binomial model estimates the probability of exercise as a function of these two variables based on the history of exercises and cancellations on all past option grants made by us. In fiscal 2006 we estimated the expected term of options granted based on historical exercise patterns for the first three quarters and based on implied exercise patterns using a binomial model for the fourth quarter.

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
Risk-Free Interest Rate. We base the risk-free interest rates that we use in the lattice binomial option valuation model on the implied yield in effect at the time of option grant on constant maturity U.S. Treasury issues with equivalent remaining terms.
Expected Dividends. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the lattice binomial option valuation model.
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
We used the following assumptions to estimate the fair value of options granted and shares purchased under our Employee Stock Purchase Plan for the periods indicated:

	Stock Options		Employee Stock Purchase Plan
	Three Months Ended		Three Months Ended
	October 31,	October 31,	October 31,	October 31,
	2006	2005	2006	2005

Average expected term (years)	n/a	2.44	n/a	0.31
Expected volatility (range)	25% - 27%	23% - 24%	28%	22% - 23%
Weighted average expected volatility	27%	23%	28%	22%
Risk-free interest rate (range)	4.73% - 4.91%	3.70% - 4.21%	4.88%	3.14% - 3.69%
Expected dividend yield	0%	0%	0%	0%
Distribution and Dilutive Effect of Options
The following table shows certain information about net grants of options and restricted stock units as well as grants to Named Executives for the periods indicated. We define net grants as options granted less options canceled or expired and restricted stock units granted less restricted stock units canceled or expired. Named Executives are defined as our chief executive officer and each of the four other most highly compensated executive officers during the fiscal periods presented. Options and restricted stock units granted to our Named Executives as a percentage of total options granted may vary significantly from quarter to quarter, due in part to the timing of annual performance-based grants to Named Executives.

	Three
	Months
	Ended	Twelve Months Ended
	October 31,	July 31,	July 31,
	2006	2006	2005
Net grants of options and RSUs during the period as a percentage of outstanding shares	0.6%	2.3%	1.8%
Grants to Named Executives during the period as a percentage of total grants	7.1%	3.1%	6.2%
Grants to Named Executives during the period as a percentage of outstanding shares	0.1%	0.1%	0.2%
Options and RSUs held by Named Executives as a percentage of total options and RSUs outstanding	16.0%	14.1%	13.0%

10. Litigation
Stock Option-Related Matters
In light of media reports alleging improper stock option granting practices by public companies, including a report from the Center for Financial Research and Analysis, in May 2006 we began a voluntary review of our historical stock option grant activities and related accounting treatment. Our Board of Directors formed a special committee of independent directors to conduct this review with the assistance of independent legal counsel and independent forensic accounting support. The primary scope of this review covered the period from August 1997 to August 2006. Subsequent to our initiation of this review, we received an informal inquiry from the Securities and Exchange Commission (SEC) and a subpoena from the United States Attorney for the Northern District of California requesting documents relating to our historical stock option granting practices. On August 16, 2006 we announced the completion of our independent review, which uncovered no evidence of fraud or intentional wrongdoing in our historical stock option granting practices. We reported this conclusion to the SEC and the United States Attorney, and on October 30, 2006 we announced that the SEC’s investigation had terminated and that the SEC was not recommending any enforcement action. The United States Attorney has received the same information submitted to the SEC and has not made any additional requests for information.
Muriel Siebert & Co., Inc. v. Intuit Inc., Index No. 03-602942, Court of Appeals, State of New York
On September 17, 2003 Muriel Siebert & Co., Inc. filed a complaint against Intuit alleging various claims for breach of contract, breach of express and implied covenants of good faith and fair dealing, breach of fiduciary duty, misrepresentation and/or fraud, and promissory estoppel. The allegations relate to Quicken Brokerage powered by Siebert, a strategic alliance between the two companies. The complaint seeks compensatory damages of up to $11.1 million, punitive damages of up to $33.0 million, and other damages. Intuit unsuccessfully sought to compel the matter to arbitration. On February 7, 2005 Intuit filed a motion to dismiss all but one of the plaintiff’s claims in New York state court. On September 6, 2005 the court dismissed Siebert’s fraud and punitive damages claims. The case is now stayed pending appellate review by the Court of Appeals of the State of New York of certain procedural issues in the case. Intuit believes this lawsuit is without merit and will vigorously defend the litigation.
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
11. Subsequent Event
On November 29, 2006, we entered into a definitive merger agreement (the Merger Agreement) to acquire Digital Insight Corporation (Digital Insight) in a merger transaction pursuant to which Digital Insight will become a wholly owned subsidiary of Intuit Inc. (the Merger). Pursuant to the terms of the Merger Agreement and subject to the conditions thereof, we will acquire all of the outstanding shares of Digital Insight common stock for a cash amount of $39.00 per share, for a total purchase price of approximately $1.35 billion on a fully diluted basis. In addition, we will assume Digital Insight’s stock options which are outstanding immediately prior to the effective time of the Merger (other than options held by non-employee directors of Digital Insight). The transaction is subject to regulatory review, Digital Insight shareholder approval and other customary closing conditions. We plan to finance the transaction with a combination of existing cash balances and up to $1 billion of debt financing.

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) includes the following sections:
•	Executive Overview that discusses at a high level our operating results and some of the trends that affect our business.

•	Significant changes since our most recent Annual Report on Form 10-K in the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments underlying our financial statements.

•	Results of Operations that begins with an overview followed by a more detailed discussion of our revenue and expenses.

•	Liquidity and Capital Resources which discusses key aspects of our statements of cash flows, changes in our balance sheets and our financial commitments.
You should note that this MD&A discussion contains forward-looking statements that involve risks and uncertainties. Please see Item 1A in Part II of this Quarterly Report on Form 10-Q for important information to consider when evaluating such statements.
You should read this MD&A in conjunction with the financial statements and related notes in Item 1 and our Annual Report on Form 10-K for the fiscal year ended July 31, 2006. As discussed below, we sold our Intuit Information Technology Solutions (ITS) business in December 2005. We accounted for this business as a discontinued operation and have accordingly reclassified our financial statements for all periods prior to the sale to reflect ITS as discontinued operations. Unless noted otherwise, the following discussion pertains only to our continuing operations.
Our Board of Directors authorized a two-for-one stock split which was effected in the form of a 100% stock dividend on July 6, 2006 to stockholders of record on June 21, 2006. All share and per share figures in this MD&A and the statements of operations and the notes to the financial statements retroactively reflect this stock split.
Executive Overview
This overview provides a high level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important in order to understand our financial results for the first quarter of fiscal 2007 as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Quarterly Report on Form 10-Q.
About Intuit
Intuit is a leading provider of business, financial management and tax solutions for small businesses, consumers and accountants. We organize our business into the following five segments:
•	Our QuickBooks segment includes QuickBooks accounting and business management software and technical support as well as financial supplies for small businesses.

•	Our Payroll and Payments segment includes payroll products and services and merchant services such as credit and debit card processing for small businesses.

•	Consumer Tax includes our TurboTax consumer and small business tax return preparation products and services.

•	Professional Tax includes our Lacerte and ProSeries professional tax products and services.

•	Other Businesses includes our Quicken personal finance products and services, Intuit Real Estate Solutions, Intuit Distribution Management Solutions, and our business in Canada.
Seasonality
Our QuickBooks, Consumer Tax and Professional Tax businesses are highly seasonal. Some of our other offerings are also seasonal, but to a lesser extent. Revenue from many of our small business software products, including QuickBooks, tends to be at its peak around calendar year end, although the timing of new product releases or changes in our offerings can materially shift revenue between quarters. Sales of income tax preparation products and services are heavily concentrated in the period from November through April. As a result, our total net revenue is usually highest during our second quarter ending January 31 and third quarter ending April 30. We typically report losses in our first quarter ending October 31 and fourth quarter ending July 31, when revenue from our tax businesses is minimal while operating expenses continue at relatively consistent levels.
Overview of Financial Results
Total net revenue for the first quarter of fiscal 2007 was $362.1 million, up 19% compared with the first quarter of fiscal 2006. Substantially all of the fiscal 2007 revenue increase was due to growth in our QuickBooks and Payroll and Payments segments. We estimate that approximately $20 million of first quarter fiscal 2007 QuickBooks segment revenue was attributable to the September launch of QuickBooks 2007, which was about 30 days earlier than last year’s launch of QuickBooks 2006. Without this earlier launch, total company revenue growth would have been approximately 12%. Due to the seasonal nature of our Consumer Tax and Professional Tax businesses, we typically generate nominal revenue in these segments during our first fiscal quarter.
We expect revenue growth in the second quarter of fiscal 2007 to be affected by several timing-related factors, including the launch of QuickBooks 2007 in the first quarter, the introduction of new bundled offerings in our Professional Tax segment which is expected to cause some revenue to be deferred until the third quarter, and expected continuing rapid growth in TurboTax Online, which generates revenue primarily in our third quarter. We also believe that the continuing trend among individual taxpayers toward the use of both online and desktop software, rather than manual methods, to prepare their own income tax returns will continue to be important to the growth of our Consumer Tax business.
We recorded an operating loss from continuing operations of $101.5 million in the first quarter of fiscal 2007 compared with an operating loss from continuing operations of $102.6 million in the first quarter of fiscal 2006. Revenue growth in the first quarter of fiscal 2007 was offset by higher spending for new product development and to a lesser extent by increases in cost of revenue associated with our revenue growth and general and administrative expenses.
Our net loss from continuing operations of $58.9 million for the first quarter of fiscal 2007 increased 2% compared with our net loss from continuing operations of $57.6 million for the first quarter of fiscal 2006. Diluted net loss per share from continuing operations of $0.17 for the first quarter of fiscal 2007 increased 6% compared with $0.16 for the same period of fiscal 2006. Our effective tax rates for the first quarters of fiscal 2007 and 2006 were approximately 35% and 37%.
In August 2006 we acquired StepUp Commerce, Inc. for an aggregate purchase price of approximately $60 million in cash. StepUp provides services that allow small businesses to present their product information and images to online shoppers. StepUp became part of our QuickBooks segment.
We ended the first quarter of fiscal 2007 with cash and investments totaling $1.1 billion. In the first quarter of fiscal 2007 we used cash for seasonal operating needs, including the payment of fiscal 2006 accrued bonuses, and for the purchase of StepUp Commerce, Inc. We generated cash by selling investments and from the issuance of common stock under employee stock plans. We repurchased no shares of our common stock under our stock repurchase programs during the first quarter of fiscal 2007. At October 31, 2006, authorized funds of $506.6 million remained available for stock repurchases.
Critical Accounting Policies and Estimates
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2006 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Except as discussed in “Accounting for Share-Based Compensation” below, we believe that during the first quarter of fiscal 2007 there were no significant changes in those critical accounting policies and estimates. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit Committee of our Board of Directors.

Accounting for Share-Based Compensation
Effective August 1, 2006, we began using a lattice binomial model to estimate the fair value of stock options granted. Prior to that date we used the Black Scholes valuation model. This change did not have a material impact on our financial position, results of operations or cash flows. Our stock options have various restrictions, including vesting provisions and restrictions on transfer, and are often exercised prior to their contractual maturity. We therefore believe that lattice binomial models are more capable of incorporating the features of our stock options than closed-form models such as the Black Scholes model. The use of a lattice binomial model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including the expected volatility of our stock price over the term of the options, risk-free interest rates and expected dividends. These assumptions are described in Note 9 to the financial statements. We may elect to use different assumptions in our lattice binomial option valuation model in the future, which could materially affect our net income or loss and net income or loss per share.
Results of Operations
Financial Overview

(Dollars in millions, except per	Q1	Q1	$	%
share amounts)	FY07	FY06	Change	Change

Total net revenue	$362.1	$304.1	$58.0	19%
Operating loss from continuing operations	(101.5)	(102.6)	1.1	(1%)
Net loss from continuing operations	(58.9)	(57.6)	(1.3)	2%
Diluted net loss per share from continuing operations	$(0.17)	$(0.16)	$(0.01)	6%
Net cash used in operating activities of continuing operations	$(136.7)	$(94.8)	$(41.9)	44%
Total net revenue increased $58.0 million or 19% in the first quarter of fiscal 2007 compared with the same quarter of fiscal 2006 due to growth in our QuickBooks and Payroll and Payments segments. QuickBooks segment revenue increased $29.0 million or 28% in the first quarter of fiscal 2007. We estimate that approximately $20 million of first quarter fiscal 2007 QuickBooks segment revenue was attributable to the September launch of QuickBooks 2007, which was about 30 days earlier than last year’s launch of QuickBooks 2006. Without this earlier launch, total company revenue growth would have been approximately 12% and QuickBooks segment revenue growth would have been approximately 9%. Payroll and Payments revenue increased $21.9 million or 21% in the same period due to growth in the customer base, favorable Payroll product mix and higher transaction volume per customer in our Payments business. Due to the seasonal nature of our Consumer Tax and Professional Tax businesses, we typically generate nominal revenue in these segments during our first fiscal quarter. See “Total Net Revenue” below for more information.
Higher revenue in the first quarter of fiscal 2007 was offset by higher expenses, including approximately $23 million for new product development, approximately $14 million for increases in cost of revenue associated with our revenue growth and approximately $14 million for increases in general and administrative expenses. Our effective tax rates for the first quarters of fiscal 2007 and 2006 were approximately 35% and 37%.
At October 31, 2006, our cash, cash equivalents and investments totaled $1.1 billion, a decrease of $138.0 million from July 31, 2006. In the first quarter of fiscal 2007, we used $136.7 million in cash for seasonal operating needs, including the payment of accrued fiscal 2006 bonuses. We also used approximately $60 million for the purchase of StepUp Commerce, Inc. and $29.2 million for purchases of property and equipment. During the same period we sold $124.2 million in investments and we received $82.9 million in cash from the issuance of common stock under employee stock plans.

Total Net Revenue by Business Segment
The table below and the discussion of net revenue by business segment that follows it are organized in accordance with our five reportable business segments. We have combined other revenue with service revenue. Other revenue was approximately 5% of total net revenue for the first quarter of fiscal 2007 and 2006. See Note 6 to the financial statements for descriptions of product revenue and service and other revenue for each segment.

		% Total		% Total
	Q1	Net	Q1	Net
(Dollars in millions)	FY07	Revenue	FY06	Revenue	% Change

QuickBooks
Product	$114.4		$87.7
Service and other	19.3		17.0

Subtotal	133.7	37%	104.7	34%	28%

Payroll and Payments
Product	50.9		45.9
Service and other	74.6		57.7

Subtotal	125.5	35%	103.6	34%	21%

Consumer Tax
Product	3.4		2.8
Service and other	9.4		5.1

Subtotal	12.8	3%	7.9	3%	63%

Professional Tax
Product	8.4		8.1
Service and other	1.3		0.8

Subtotal	9.7	3%	8.9	3%	9%

Other Businesses
Product	35.3		38.0
Service and other	45.1		41.0

Subtotal	80.4	22%	79.0	26%	2%

Total Company
Product	212.4		182.5
Service and other	149.7		121.6

Total net revenue	$362.1	100%	$304.1	100%	19%

QuickBooks
QuickBooks total net revenue increased $29.0 million or 28% in the first quarter of fiscal 2007 compared with the first quarter of fiscal 2006. We estimate that approximately $20 million of first quarter fiscal 2007 QuickBooks segment revenue was attributable to the September launch of QuickBooks 2007, which was about 30 days earlier than last year’s launch of QuickBooks 2006. Without this earlier launch, QuickBooks segment revenue growth would have been approximately 9%. Total QuickBooks software unit sales were 8% higher in the fiscal 2007 period. We believe that the higher unit volume was a result of product improvements, the successful execution of our QuickBooks 2007 product launch in the first quarter of fiscal 2007 and successful execution of marketing promotions within the quarter. We also continued to see growth in both QuickBooks Online Edition and QuickBooks desktop subscriptions.
Payroll and Payments
Payroll and Payments total net revenue increased $21.9 million or 21% in the first quarter of fiscal 2007 compared with the first quarter of fiscal 2006. Merchant services revenue and small business payroll revenue each accounted for approximately half of the revenue growth in dollars in this segment in the fiscal 2007 period. Merchant services revenue increased 48% due to 26% growth in the customer base and 14% higher transaction volume per customer. Small business payroll revenue grew 12% due to 7% growth in the customer base and, to a lesser extent, to favorable product mix that resulted in higher revenue per customer.
Consumer Tax
Due to the seasonal nature of our Consumer Tax business, we typically generate nominal revenue from consumer and small business tax products and services in our first fiscal quarter compared with our second and third fiscal quarters. We do not believe that Consumer Tax results for the first quarter of fiscal 2007 are indicative of revenue trends for the full fiscal year. We will not have substantially complete results for the 2006 tax season until late in fiscal 2007.
Professional Tax
Due to the seasonal nature of our Professional Tax business, we typically generate nominal revenue from consumer and small business tax products and services in our first fiscal quarter compared with our second and third fiscal quarters. We do not believe that Professional Tax results for the first quarter of fiscal 2007 are indicative of revenue trends for the full fiscal year. We will not have substantially complete results for the 2006 tax season until late in fiscal 2007.
Other Businesses
Other Businesses total net revenue increased $1.4 million or 2% in the first quarter of fiscal 2007 compared with the first quarter of fiscal 2006. Both Quicken revenue and Canadian revenue were flat in the fiscal 2007 period.
Cost of Revenue

		% of		% of
	Q1	Related	Q1	Related
(Dollars in millions)	FY07	Revenue	FY06	Revenue

Cost of product revenue	$37.3	18%	$32.4	18%
Cost of service and other revenue	68.4	46%	59.3	49%
Amortization of purchased intangible assets	2.3	n/a	2.9	n/a

Total cost of revenue	$108.0	30%	$94.6	31%

Cost of service and other revenue as a percentage of service and other revenue decreased to 46% in the first quarter of fiscal 2007 from 49% in the first quarter of fiscal 2006. The majority of the increase in service and other revenue during the first quarter of fiscal 2007 came from Assisted Payroll and merchant services revenue, which had lower relative cost increases associated with their related revenue increases.
Operating Expenses

		% of		% of
		Total		Total
	Q1	Net	Q1	Net
(Dollars in millions)	FY07	Revenue	FY06	Revenue

Selling and marketing	$155.1	43%	$147.4	49%
Research and development	120.2	33%	97.3	32%
General and administrative	77.4	21%	63.6	21%
Acquisition-related charges	2.8	1%	3.8	1%

Total operating expenses	$355.5	98%	$312.1	103%

Total operating expenses as a percentage of total net revenue decreased five percentage points in the first quarter of fiscal 2007 compared with the first quarter of fiscal 2006 due to higher revenue that was offset by higher spending in the fiscal 2007 period. Excluding the impact of the September launch of QuickBooks 2007, which shifted approximately $20 million of revenue into the first quarter of fiscal 2007 without shifting a significant amount of operating expenses, total operating expenses as a percentage of total net revenue would have been approximately 104% or one percentage point higher than in the first quarter of fiscal 2006.
Total operating expenses in dollars increased $43.4 million in the fiscal 2007 period. Over half of this increase was due to higher research and development expenses. We continue to invest in research and development for both existing QuickBooks, Payroll and Payments, and Consumer Tax offerings and for new offerings. We expect that our fiscal 2007 research and development expenses as a percentage of total net revenue will continue to be higher than they were in fiscal 2006. About a third of the fiscal 2007 increase in total operating expenses was due to $14 million higher general and administrative expenses that included approximately $9 million for fees associated with the resolution of certain legal matters and discretionary items. Selling and marketing expenses decreased as a percentage of total revenue in the first quarter of fiscal 2007 compared with the first quarter of fiscal 2006 due to our continued emphasis on relatively low cost distribution channels and to more efficient marketing program spending.
Segment Operating Income (Loss)
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. Segment expenses do not include certain costs, such as corporate general and administrative expenses and share-based compensation expenses, which are not allocated to specific segments. These unallocated costs totaled $128.3 million in the first quarter of fiscal 2007 and $116.8 million in the first quarter of fiscal 2006. Segment expenses also do not include amortization of purchased intangible assets, acquisition-related charges and impairment of goodwill and purchased intangible assets. In addition, segment expenses do not include interest and other income and realized net gains or losses on marketable equity securities and other investments. See Note 6 to the financial statements for reconciliations of total segment operating income or loss to income or loss from continuing operations before income taxes for each fiscal period presented.

		% of		% of
	Q1	Related	Q1	Related
(Dollars in millions)	FY07	Revenue	FY06	Revenue

QuickBooks	$29.4	22%	$17.4	17%
Payroll and Payments	47.7	38%	36.4	35%
Consumer Tax	(34.9)	NM	(24.3)	NM
Professional Tax	(22.0)	NM	(21.9)	NM
Other Businesses	11.8	15%	13.2	17%

Total segment operating income	$32.0	9%	$20.8	7%

NM is not meaningful.
QuickBooks
QuickBooks segment operating income as a percentage of related revenue increased to 22% in the first quarter of fiscal 2007 from 17% in the first quarter of fiscal 2006. The $29.0 million growth in QuickBooks revenue was partially offset by increases of approximately $8 million for cost of revenue and approximately $7 million for product development expenses in the fiscal 2007 period.
Payroll and Payments
Payroll and Payments segment operating income as a percentage of related revenue increased to 38% in the first quarter of fiscal 2007 from 35% in the first quarter of fiscal 2006. Most of the fiscal 2007 revenue growth in this segment came from products and services with relatively lower costs of revenue, such as QuickBooks Payroll, Assisted Payroll and merchant services. The $21.9 million higher Payroll and Payments revenue was partially offset by increases of approximately $3 million for cost of revenue and approximately $5 million for product development expenses in the fiscal 2007 period.
Consumer Tax
Due to the seasonal nature of our Consumer Tax business, in our first fiscal quarter this segment typically generates operating losses because revenue is nominal while operating expenses continue at relatively consistent levels. Consumer Tax product development expenses were $6 million higher in the first quarter of fiscal 2007 compared with the first quarter of fiscal 2006. Except for Consumer Tax product development expenses, which we expect to continue to be higher in fiscal 2007 than they were in fiscal 2006, we do not believe that Consumer Tax operating results for the first quarter of fiscal 2007 are indicative of trends for the full fiscal year.
Professional Tax
Due to the seasonal nature of our Professional Tax business, in our first fiscal quarter this segment typically generates operating losses because revenue is nominal while operating expenses continue at relatively consistent levels. We do not believe that Professional Tax operating results for the first quarter of fiscal 2007 are indicative of trends for the full fiscal year.
Non-Operating Income and Expenses
Interest and Other Income
Higher interest rates and higher average invested balances resulted in an increase in interest income in the first quarter of fiscal 2007 compared with the same period of fiscal 2006. Interest income accounted for approximately 96% and 89% of interest and other income in the first quarters of fiscal 2007 and 2006.
Income Taxes
Due to the seasonal nature of our business, we recorded income tax benefits on pre-tax losses in the first quarters of fiscal 2007 and 2006. Our effective tax rate for the first quarter of fiscal 2007 was 35% and did not differ significantly from the federal statutory rate. Our effective tax rate for the first quarter of fiscal 2006 was approximately 37% and differed from the federal statutory rate of 35% due to state income taxes, which were partially offset by the benefit we received from tax exempt interest income. See Note 8 to the financial statements.
At October 31, 2006, we had net deferred tax assets of $193.3 million, which included a valuation allowance of $4.4 million for certain state capital loss and net operating loss carryforwards. The allowance reflects management’s assessment that we may not receive the benefit of certain loss carryforwards in certain state jurisdictions. While we believe our current valuation allowance is sufficient, it may be necessary to increase this amount if it becomes more likely that we will not realize a greater portion of the net deferred tax assets. We assess the need for an adjustment to the valuation allowance on a quarterly basis.
Intuit Information Technology Solutions Discontinued Operations
In December 2005 we sold our Intuit Information Technology Solutions (ITS) business for approximately $200 million in cash. In accordance with the provisions of SFAS 144, we accounted for the sale of ITS as discontinued operations. Consequently, we have segregated the operating results of ITS from continuing operations in our statements of operations for all periods prior to the sale. For the first quarter of fiscal 2006, we recorded net revenue and net income from ITS operations of $14.4 million and $3.3 million. In that period we also recognized $8.5 million in tax benefits from the anticipated disposal of ITS. See Note 5 to the financial statements.

Liquidity and Capital Resources
Statement of Cash Flows
At October 31, 2006, our cash, cash equivalents and investments totaled $1.1 billion, a decrease of $138.0 million from July 31, 2006. During the first quarter of fiscal 2007 we used $136.7 million in cash for our continuing operations, including seasonal operating losses and the payment of accrued fiscal 2006 annual bonuses. We generated $31.1 million in cash from investing activities during that period, including $124.2 million from the sale of investments partially offset by the use of approximately $60 million for our purchase of StepUp Commerce, Inc. and $29.2 million for purchases of property and equipment. We also received proceeds of $82.9 million from the issuance of common stock under employee stock plans during the first quarter of fiscal 2007.
Stock Repurchase Programs
Our Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. During the first quarter of fiscal 2007 we repurchased no shares of our common stock under our stock repurchase programs. Authorized funds of $506.6 million remained available for stock purchases at October 31, 2006.
Subsequent Event
On November 29, 2006, we entered into a definitive merger agreement (the Merger Agreement) to acquire Digital Insight Corporation (Digital Insight) in a merger transaction pursuant to which Digital Insight will become a wholly owned subsidiary of Intuit Inc. (the Merger). Pursuant to the terms of the Merger Agreement and subject to the conditions thereof, we will acquire all of the outstanding shares of Digital Insight common stock for a cash amount of $39.00 per share, for a total purchase price of approximately $1.35 billion on a fully diluted basis. In addition, we will assume Digital Insight’s stock options which are outstanding immediately prior to the effective time of the Merger (other than options held by non-employee directors of Digital Insight). The transaction is subject to regulatory review, Digital Insight shareholder approval and other customary closing conditions. We plan to finance the transaction with a combination of existing cash balances and up to $1 billion of debt financing.
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
Reserves for Returns and Rebates
Activity in our reserves for product returns and for rebates during the first quarter of fiscal 2007 and comparative balances at October 31, 2005 were as follows:

		Additions
	Balance	Charged		Balance	Balance
	July 31,	Against	Returns/	October 31,	October 31,
(In thousands)	2006	Revenue	Redemptions	2006	2005

Reserve for product returns	$29,385	$12,890	$(12,917)	$29,358	$24,384
Reserve for rebates	8,996	8,407	(4,794)	12,609	14,646
Due to the seasonality of our business, we compare our returns and rebate reserve balances at October 31, 2006 to the reserve balances at October 31, 2005. The fiscal 2007 increase in our reserve for product returns was due to higher revenue and the establishment of reserves for QuickBooks Payroll in connection with its entrance into the retail channel. The fiscal 2007 decrease in our reserve for rebates was due to a reduction in end user rebate programs and to faster redemptions in the fiscal 2007 quarter.

Off-Balance Sheet Arrangements
At October 31, 2006, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
We lease office facilities and equipment under various operating lease agreements. In November 2006 we entered into an agreement under which we will lease approximately 167,000 square feet of office space in a new building to be constructed by the landlord in Woodland Hills, California for our Innovative Merchant Solutions business. The lease term is 10 years beginning on October 1, 2008. We estimate that our total minimum commitment for this lease is approximately $70 million.
Recent Accounting Pronouncements
FIN 48, “Accounting for Uncertainty in Income Taxes”
In June 2006 the FASB issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” The requirements of FIN 48 are effective for our fiscal year beginning August 1, 2007. We are in the process of evaluating this guidance and therefore have not yet determined the impact that the adoption of FIN 48 will have on our financial position, results of operations or cash flows. See Note 1 to the financial statements.

ITEM 3
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
Interest Rate Risk
Our cash equivalents and our portfolio of investments and funds held for payroll customers are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents, investments and funds held for payroll customers and the value of those investments. Should the Federal Reserve Target Rate increase by 10% or about 53 basis points from the levels of October 31, 2006, the value of our investments and funds held for payroll customers would decline by approximately $1.4 million. Should interest rates increase by 100 basis points from the levels of October 31, 2006, the value of our investments and funds held for payroll customers would decline by approximately $2.6 million.
Impact of Foreign Currency Rate Changes
The functional currency of our international operating subsidiaries is the local currency. Assets and liabilities of our foreign subsidiaries are translated at the exchange rate in effect on the balance sheet date. Revenue, costs and expenses are translated at average rates of exchange in effect during the period. We report translation gains and losses as a separate component of stockholders’ equity. We include net gains and losses resulting from foreign exchange transactions in our statements of operations.
Since we translate foreign currencies (primarily Canadian dollars and British pounds) into U.S. dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations on our financial results has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant because our international subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of October 31, 2006, we did not engage in foreign currency hedging activities.

ITEM 4
CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based upon an evaluation of the effectiveness of disclosure controls and procedures, Intuit’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures as defined under Exchange Act Rule 13a-15(e) and 15d-15(e) were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During our most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1
LEGAL PROCEEDINGS
Stock Option-Related Matters
In light of media reports alleging improper stock option granting practices by public companies, including a report from the Center for Financial Research and Analysis, in May 2006 we began a voluntary review of our historical stock option grant activities and related accounting treatment. Our Board of Directors formed a special committee of independent directors to conduct this review with the assistance of independent legal counsel and independent forensic accounting support. The primary scope of this review covered the period from August 1997 to August 2006. Subsequent to our initiation of this review, we received an informal inquiry from the Securities and Exchange Commission (SEC) and a subpoena from the United States Attorney for the Northern District of California requesting documents relating to our historical stock option granting practices. On August 16, 2006 we announced the completion of our independent review, which uncovered no evidence of fraud or intentional wrongdoing in our historical stock option granting practices. We reported this conclusion to the SEC and the United States Attorney, and on October 30, 2006 we announced that the SEC’s investigation had terminated and that the SEC was not recommending any enforcement action. The United States Attorney has received the same information submitted to the SEC and has not made any additional requests for information.
Muriel Siebert & Co., Inc. v. Intuit Inc., Index No. 03-602942, Court of Appeals, State of New York
On September 17, 2003 Muriel Siebert & Co., Inc. filed a complaint against Intuit alleging various claims for breach of contract, breach of express and implied covenants of good faith and fair dealing, breach of fiduciary duty, misrepresentation and/or fraud, and promissory estoppel. The allegations relate to Quicken Brokerage powered by Siebert, a strategic alliance between the two companies. The complaint seeks compensatory damages of up to $11.1 million, punitive damages of up to $33.0 million, and other damages. Intuit unsuccessfully sought to compel the matter to arbitration. On February 7, 2005 Intuit filed a motion to dismiss all but one of the plaintiff’s claims in New York state court. On September 6, 2005, the court dismissed Siebert’s fraud and punitive damages claims. The case is now stayed pending appellate review by the Court of Appeals of the State of New York of certain procedural issues in the case. Intuit believes this lawsuit is without merit and will vigorously defend the litigation.
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

ITEM 1A
RISK FACTORS
This report contains forward-looking statements regarding our business and expected future performance, and we are subject to many risks and uncertainties that may materially affect our business and future performance. All statements in this report, other than statements that are purely historical, are forward-looking statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “forecasts,” “estimates,” “seeks,” and similar expressions also identify forward-looking statements. In this report, forward-looking statements include, without limitation, the following:
•	our expectations and beliefs regarding future conduct and growth of the business;

•	the assumptions underlying our Critical Accounting Policies and Estimates, including our estimates regarding product rebate and return reserves; stock volatility and other assumptions used to estimate the fair value of share-based compensation; and expected future amortization of purchased intangible assets;

•	our belief that the investments that we hold are not other-than-temporarily impaired;

•	our belief that we will be able to obtain any necessary licenses or other rights to any disputed intellectual property rights on commercially reasonable terms;

•	our belief that our exposure to currency exchange fluctuation risk will not be significant in the future;

•	our belief that our income tax valuation allowance is sufficient;

•	our belief that our cash, cash equivalents and investments will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months;

•	our expectations regarding research and development efforts and expenses and the introduction of new or complementary products and related services and features;

•	our beliefs regarding trends for our Consumer Tax and Professional Tax segments;

•	our assessments and estimates that determine our effective tax rate;

•	our assessments and beliefs regarding the future outcome of pending legal proceedings and the liability, if any, that Intuit may incur as a result of those proceedings;

•	our expectations regarding the closing and financing of the acquisition of Digital Insight Corporation; and

•	the expected effects of the adoption of new accounting standards.
An investment in Intuit’s stock involves risk, and we caution investors that forward-looking statements are only predictions based on our current expectations about future events and are not guarantees of future performance. We encourage you to read carefully all information provided in this report and in our other filings with the SEC before deciding to invest in our stock or to maintain or change your investment. Forward-looking statements are based on information as of the filing date of this report, and we undertake no obligation to publicly revise or update any forward-looking statement for any reason.
Because forward-looking statements involve risks and uncertainties, there are important factors that may cause actual results to differ materially from our stated expectations. These factors include the following:
•	Intense competitive pressures in all of our businesses may negatively impact our revenue, profitability and market position.

•	Future revenue growth for our core products depends upon our successful introduction of new and enhanced products and service.

•	If we fail to maintain reliable and responsive service levels for our electronic tax offerings, or if the IRS or other governmental agencies experience difficulties in receiving customer submissions, we could lose customers and our revenue and earnings could decrease.

•	The nature of our products necessitates timely product launches and if we experience significant product quality problems or delays, it will harm our revenue, earnings and reputation.

•	Possession and use of personal customer information by our businesses presents risks and expenses that could harm our business.

•	Our revenue and earnings are highly seasonal and our quarterly results fluctuate significantly.

•	The growth of our business depends on our ability to adapt to rapid technological change.

•	Failure to maintain the availability and security of the systems, networks, databases and software required to operate and deliver our Internet-based products and services could adversely affect our operating results.

•	Our reliance on a limited number of manufacturing and distribution suppliers could harm our business.

•	As our product and service offerings become more complex our revenue streams may become less predictable.

•	Our dependence on a small number of larger retailers and distributors could harm our results of operations.

•	Failure of our information technology systems or those of our service providers could adversely affect our future operating results.

•	Increased government regulation of tax preparation services could harm our business.

•	If we do not respond promptly and effectively to customer service and technical support inquiries we will lose customers and our revenue and earnings will decline.

•	If we encounter problems with our third-party customer service and technical support providers our business will be harmed and our margins will decline.

•	Risks associated with credit card and payment fraud and with credit card processing can harm our business.

•	If we fail to adequately protect our intellectual property rights, competitors may exploit our innovations, which could weaken our competitive position and reduce our revenue and earnings.

•	Third parties claiming that we infringe their proprietary rights could cause us to incur significant legal expenses and prevent us from selling our products.

•	We expect copying and misuse of our intellectual property to be a persistent problem causing lost revenue and increased expenses.

•	We may not be able to obtain necessary licenses for third-party technologies and content used in our products and services.

•	Our acquisition activity could disrupt our ongoing business and may present risks not contemplated at the time of the transactions.

•	If actual product returns exceed returns reserves our financial results would be harmed.

•	Acquisition-related costs and impairment charges can cause significant fluctuation in our net income.

•	Our payroll business involves significant cash and transaction volumes, and if we do not operate this business effectively our revenue and earnings will be harmed.

•	Interest income attributable to payroll customer deposits may fluctuate or be eliminated, causing our revenue and earnings to decline.

•	We may be unable to attract and retain key personnel.

•	We are frequently a party to litigation that is costly to defend and consumes the time of our management.

•	Unanticipated changes in our tax rates could affect our future financial results.

•	If we fail to maintain an effective system of internal controls, we may not be able to detect fraud or report our financial results accurately, which could harm our business and the trading price of our common stock.

•	Business interruptions could adversely affect our future operating results.
This list does not include all risks that could affect our business, and if these or any other risks or uncertainties materialize, or if our underlying assumptions prove to be inaccurate, actual results could differ materially from past results and from our expected future results.
Our Annual Report on Form 10-K for the fiscal year ended July 31, 2006 lists in more detail various important risk factors facing our business in Part I, Item 1A under the heading “Risk Factors.” Except as set forth below, there have been no material changes from the risk factors disclosed in that section of our Form 10-K. We incorporate that section of the Form 10-K into this filing and encourage you to review that information. We also encourage you to review our other reports filed periodically with the Securities and Exchange Commission for any further information regarding risks facing our business.
Our acquisition activity could disrupt our ongoing business and may present risks not contemplated at the time of the transactions.
We have acquired and may continue to acquire companies, products and technologies that complement our strategic direction. We recently announced that we have agreed to acquire Digital Insight Corporation for total consideration of approximately $1.35 billion on a fully diluted basis. Acquisitions involve significant risks and uncertainties, including:
•	inability to successfully integrate the acquired technology and operations into our business and maintain uniform standards, controls, policies, and procedures;

•	inability to realize synergies expected to result from an acquisition;

•	distraction of management’s attention away from normal business operations;

•	challenges retaining the key employees, customers, resellers and other business partners of the acquired operation;

•	lack of experience in new markets, products or technologies or the initial dependence on unfamiliar supply or distribution partners;

•	insufficient revenue generation to offset liabilities assumed;

•	expenses associated with the acquisition; and

•	unidentified issues not discovered in our due diligence process, including product or service quality issues, intellectual property issues and legal contingencies.
Acquisitions are inherently risky. We can not be certain that our previous, pending or future acquisitions will be successful and will not materially adversely affect the conduct, operating results or financial condition of our business. We have generally paid cash for our recent acquisitions. Future transactions may involve further use of our cash resources, the issuance of equity or debt securities, the incurrence of other forms of debt, the amortization of expenses related to intangible assets, or potential future impairment charges related to goodwill that we record on our balance sheet, which will be subject to annual testing in the future, any of which could harm our financial condition and results of operations. If we use debt to fund our acquisitions, we could significantly increase our interest expense and leverage. If we issue equity securities as consideration in an acquisition, current shareholders’ percentage ownership and earnings per share may be diluted.

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
We repurchased no shares of our common stock under our stock repurchase programs during the three months ended October 31, 2006. Authorized funds of $506.6 million remained available for stock repurchases at October 31, 2006.

ITEM 5
OTHER INFORMATION
On November 29, 2006, Intuit Inc., a Delaware corporation (Intuit), entered into a definitive merger agreement (the Merger Agreement) to acquire Digital Insight Corporation (Digital Insight) in a merger transaction pursuant to which Digital Insight will become a wholly owned subsidiary of Intuit (the Merger). Pursuant to the terms of the Merger Agreement and subject to the conditions thereof, Intuit will acquire all of the outstanding shares of Digital Insight common stock for a cash amount of $39.00 per share, for a total purchase price of approximately $1.35 billion on a fully diluted basis. Intuit will assume Digital Insight’s stock options which are outstanding immediately prior to the effective time of the Merger (other than options held by non-employee directors of Digital Insight). Each assumed Digital Insight stock option will be converted into an option to purchase a number of shares of Intuit common stock equal to $39.00 divided by the average closing sales price for a share of Intuit common stock as quoted on the Nasdaq Stock Market for the ten consecutive trading days ending with the third trading day that precedes the closing date of the Merger. Each unvested Digital Insight stock option held by non-employee directors of Digital Insight will be accelerated and all outstanding options held by non-employee directors will receive a cash payment equal to the difference of $39.00 per share multiplied by the number of Digital Insight shares subject to the option, less the aggregate exercise price of the option. Payment for unvested shares of restricted stock will be made in cash on the date that such shares would have become vested in accordance with the holders’ restricted stock vesting schedules. This transaction will be taxable to Digital Insight stockholders. We plan to finance the transaction with a combination of existing cash balances and up to $1 billion of debt financing.
Each of Digital Insight’s disinterested directors and certain of its executive officers have agreed, in their capacity as stockholders of Digital Insight, to vote their shares in favor of the Merger and against any proposal made in opposition to or in competition with the Merger.
The consummation of the Merger is subject to regulatory review, Digital Insight stockholder approval and other customary closing conditions. Dates for closing the Merger and for Digital Insight’s stockholders’ meeting to vote on the Merger have not yet been determined.
Intuit expects to file a copy of the Merger Agreement as an exhibit to its Form 10-Q for the quarter ending January 31, 2007. We encourage you to read the Merger Agreement for a more complete understanding of the transaction. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement.

ITEM 6
EXHIBITS
We have filed the following exhibits as part of this report:

Exhibit		Filed	Incorporated
Number	Exhibit Description	Herewith	By Reference

10.01+	Intuit Inc. Management Stock Purchase Program	X

10.02+	Form of Restricted Stock Unit Grant Agreement For MSPP Purchased Award	X

10.03+	Form of Restricted Stock Unit Grant Agreement For MSPP Matching Award	X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01	Section 1350 Certification (Chief Executive Officer)	X

32.02	Section 1350 Certification (Chief Financial Officer)	X

+	Indicates a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)

Date: December 1, 2006	By:	/s/ KIRAN M. PATEL

Kiran M. Patel
Senior Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.01+	Intuit Inc. Management Stock Purchase Program

10.02+	Form of Restricted Stock Unit Grant Agreement For MSPP Purchased Award

10.03+	Form of Restricted Stock Unit Grant Agreement For MSPP Matching Award

31.01	Certification of Chief Executive Officer

31.02	Certification of Chief Financial Officer

32.01	Section 1350 Certification (Chief Executive Officer)

32.02	Section 1350 Certification (Chief Financial Officer)

+	Indicates a management contract or compensatory plan or arrangement