Form 10-Q
period 2007-01-31
INTUIT INC
filed 2007-03-02
CIK 896878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2007
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 342,568,181 shares of Common Stock, $0.01 par value, were outstanding at February 23, 2007.

INTUIT INC.
FORM 10-Q
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

PART I
ITEM 1
FINANCIAL STATEMENTS
INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
(In thousands, except per share amounts; unaudited)	2007	2006	2007	2006

Net revenue:
Product	$549,539	$557,079	$761,959	$739,533
Service and other	213,768	185,625	363,419	307,242

Total net revenue	763,307	742,704	1,125,378	1,046,775

Costs and expenses:
Cost of revenue:
Cost of product revenue	68,253	71,739	105,596	104,170
Cost of service and other revenue	70,293	63,393	138,665	122,641
Amortization of purchased intangible assets	2,583	2,763	4,891	5,712
Selling and marketing	221,440	196,903	376,538	344,333
Research and development	115,474	100,084	235,688	197,364
General and administrative	68,606	65,297	145,994	128,892
Acquisition-related charges	2,334	3,553	5,176	7,312

Total costs and expenses	548,983	503,732	1,012,548	910,424

Operating income from continuing operations	214,324	238,972	112,830	136,351
Interest and other income	11,046	5,566	21,336	11,870
Gains on marketable equity securities and other investments, net	—	3,027	1,221	7,294

Income from continuing operations before income taxes	225,370	247,565	135,387	155,515
Income tax provision	79,673	92,074	48,405	57,635
Minority interest, net of tax	335	244	550	244

Net income from continuing operations	145,362	155,247	86,432	97,636
Net income from discontinued operations	—	27,726	—	39,533

Net income	$145,362	$182,973	$86,432	$137,169

Basic net income per share from continuing operations	$0.42	$0.44	$0.25	$0.28
Basic net income per share from discontinued operations	—	0.08	—	0.11

Basic net income per share	$0.42	$0.52	$0.25	$0.39

Shares used in basic per share calculation	347,185	350,292	346,700	352,552

Diluted net income per share from continuing operations	$0.40	$0.43	$0.24	$0.27
Diluted net income per share from discontinued operations	—	0.07	—	0.11

Diluted net income per share	$0.40	$0.50	$0.24	$0.38

Shares used in diluted per share calculation	360,573	363,582	360,654	365,200

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	July 31,
(In thousands; unaudited)	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$286,328	$179,601
Investments	849,228	1,017,599
Accounts receivable, net	310,506	97,797
Income taxes receivable	9,318	64,178
Deferred income taxes	56,016	47,199
Prepaid expenses and other current assets	100,824	53,357

Current assets before funds held for payroll customers	1,612,220	1,459,731
Funds held for payroll customers	411,774	357,299

Total current assets	2,023,994	1,817,030

Property and equipment, net	205,377	194,434
Goodwill, net	555,023	504,991
Purchased intangible assets, net	57,350	59,521
Long-term deferred income taxes	135,358	144,697
Loans to officers	8,865	8,865
Other assets	48,032	40,489

Total assets	$3,033,999	$2,770,027

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$120,300	$70,808
Accrued compensation and related liabilities	138,145	171,903
Deferred revenue	295,463	293,113
Income taxes payable	35,984	33,560
Other current liabilities	189,328	89,291

Current liabilities before payroll customer fund deposits	779,220	658,675
Payroll customer fund deposits	411,774	357,299

Total current liabilities	1,190,994	1,015,974

Long-term obligations	18,378	15,399

Commitments and contingencies
Minority interest	978	568
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	2,170,715	2,092,914
Treasury stock, at cost	(2,015,164)	(1,944,036)
Accumulated other comprehensive income	13,790	1,084
Retained earnings	1,654,308	1,588,124

Total stockholders’ equity	1,823,649	1,738,086

Total liabilities and stockholders’ equity	$3,033,999	$2,770,027

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			Other		Total
	Common Stock		Paid In	Treasury	Deferred	Comprehensive	Retained	Stockholders’
(Dollars in thousands; unaudited)	Shares	Amount	Capital	Stock	Compensation	Income (Loss)	Earnings	Equity

Balance at July 31, 2006	344,170,779	$3,442	$2,089,472	$(1,944,036)	$—	$1,084	$1,588,124	$1,738,086
Components of comprehensive income:
Net income	—	—	—	—	—	—	86,432	86,432
Other comprehensive income, net of tax	—	—	—	—	—	12,706	—	12,706

Comprehensive net income	—	—	—	—	—	—	—	99,138
Issuance of common stock upon exercise of options and other – post-split	6,026,114	60	10,202	122,379	—	—	(20,639)	112,002
Issuance of common stock pursuant to Employee Stock Purchase Plan – post-split	490,297	5	—	11,795	—	—	395	12,195
Issuance of common stock pursuant to vesting of restricted stock units – post-split	172	—	—	4	—	—	(4)	—
Stock repurchases under stock repurchase programs – post-split	(6,660,000)	(67)	—	(205,306)	—	—	—	(205,373)
Tax benefit from employee stock option transactions	—	—	29,430	—	—	—	—	29,430
Share-based compensation	—	—	38,171	—	—	—	—	38,171

Balance at January 31, 2007	344,027,362	$3,440	$2,167,275	$(2,015,164)	$—	$13,790	$1,654,308	$1,823,649

						Accumulated
			Additional			Other		Total
	Common Stock		Paid In	Treasury	Deferred	Comprehensive	Retained	Stockholders’
(Dollars in thousands; unaudited)	Shares	Amount	Capital	Stock	Compensation	Income (Loss)	Earnings	Equity

Balance at July 31, 2005	179,270,062	$1,793	$1,976,161	$(1,557,833)	$(16,283)	$174	$1,291,487	$1,695,499
Reclassification of deferred compensation balance upon adoption of SFAS 123(R)	—	—	(16,283)	—	16,283	—	—	—
Components of comprehensive income:
Net income	—	—	—	—	—	—	137,169	137,169
Other comprehensive income, net of tax	—	—	—	—	—	1,138	—	1,138

Comprehensive net income								138,307
Issuance of common stock upon exercise of options and other – pre-split	4,199,173	42	—	191,326	—	—	(54,187)	137,181
Issuance of common stock pursuant to Employee Stock Purchase Plan – pre-split	271,581	2	—	12,453	—	—	(2,085)	10,370
Stock repurchases under stock repurchase programs – pre-split	(9,913,913)	(99)	—	(494,882)	—	—	—	(494,981)
Tax benefit from employee stock option transactions	—	—	29,076	—	—	—	—	29,076
Share-based compensation (1)	—	—	38,450	—	—	—	—	38,450

Balance at January 31, 2006	173,826,903	$1,738	$2,027,404	$(1,848,936)	$—	$1,312	$1,372,384	$1,553,902

(1)	Includes $38,173 for continuing operations and $277 for Intuit Information Technology Solutions discontinued operations.
Note: We effected a two-for-one stock split in the form of a 100% stock dividend on July 6, 2006.
See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
(In thousands)	2007	2006	2007	2006
Cash flows from operating activities:
Net income	$145,362	$182,973	$86,432	$137,169
Net income from discontinued operations	—	(27,726)	—	(39,533)

Net income from continuing operations	145,362	155,247	86,432	97,636
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation	21,061	22,616	43,336	45,761
Acquisition-related charges	2,334	3,553	5,176	7,312
Amortization of purchased intangible assets	2,583	2,763	4,891	5,712
Amortization of other purchased intangible assets	2,734	2,259	5,305	4,290
Share-based compensation	19,312	17,749	38,171	38,173
Amortization of premiums and discounts on available-for-sale debt securities	1,071	972	1,961	2,066
Net gains on marketable equity securities and other investments	—	(3,027)	(1,221)	(7,294)
Deferred income taxes	(6,552)	(4,128)	(9,399)	(1,608)
Tax benefit from share-based compensation plans	12,634	26,554	29,430	29,076
Excess tax benefit from share-based compensation plans	(7,967)	(12,446)	(16,720)	(13,385)
Other	394	302	743	701

Subtotal	192,966	212,414	188,105	208,440

Changes in operating assets and liabilities:
Accounts receivable	(215,488)	(245,772)	(212,884)	(232,851)
Prepaid expenses, taxes and other current assets	66,985	70,864	8,727	32,370
Accounts payable	22,619	28,937	48,970	59,602
Accrued compensation and related liabilities	47,436	43,917	(33,726)	(20,482)
Deferred revenue	19,052	(17,825)	2,273	(23,062)
Income taxes payable	18,415	8,343	2,702	(8,428)
Other liabilities	91,152	66,473	102,264	57,002

Total changes in operating assets and liabilities	50,171	(45,063)	(81,674)	(135,849)

Net cash provided by operating activities of continuing operations	243,137	167,351	106,431	72,591
Net cash provided by operating activities of discontinued operations	—	3,109	—	14,090

Net cash provided by operating activities	243,137	170,460	106,431	86,681

Cash flows from investing activities:
Purchases of available-for-sale debt securities	(479,703)	(392,673)	(880,578)	(681,792)
Liquidation of available-for-sale debt securities	495,550	271,213	985,747	826,282
Maturity of available-for-sale debt securities	26,784	31,665	61,614	52,440
Proceeds from the sale of marketable equity securities	—	4,235	858	4,235
Net change in funds held for payroll customers’ money market funds and other cash equivalents	24,438	(78,576)	(54,475)	(66,170)
Purchases of property and equipment	(23,683)	(22,855)	(52,906)	(47,912)
Proceeds from sale of property	22	334	22	334
Change in other assets	(2,026)	(1,925)	(6,704)	(6,379)
Net change in payroll customer fund deposits	(24,438)	78,576	54,475	66,170
Acquisitions of businesses and intangible assets, net of cash acquired	(1,991)	(23,733)	(61,993)	(33,881)

Net cash provided by (used in) investing activities of continuing operations	14,953	(133,739)	46,060	113,327
Net cash provided by investing activities of discontinued operations	20,989	171,833	20,989	171,833

Net cash provided by investing activities	35,942	38,094	67,049	285,160

Cash flows from financing activities:
Change in long-term obligations	(874)	(260)	(1,315)	(894)
Net proceeds from issuance of common stock under stock plans	41,299	126,083	124,197	147,551
Purchase of treasury stock	(205,373)	(300,181)	(205,373)	(494,981)
Excess tax benefit from share-based compensation plans	7,967	12,446	16,720	13,385

Net cash used in financing activities	(156,981)	(161,912)	(65,771)	(334,939)

Effect of exchange rates on cash and cash equivalents	(1,844)	1,090	(982)	1,962

Net increase in cash and cash equivalents	120,254	47,732	106,727	38,864
Cash and cash equivalents at beginning of period	166,074	74,974	179,601	83,842

Cash and cash equivalents at end of period	$286,328	$122,706	$286,328	$122,706

See accompanying notes.

INTUIT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Intuit Inc. provides business, financial management and tax solutions for small businesses, consumers and accountants. Our flagship software products include QuickBooks, TurboTax, Lacerte, ProSeries and Quicken. Founded in 1983 and headquartered in Mountain View, California, we sell our products and services primarily in the United States. At January 31, 2007, we had approximately 8,100 employees in the United States and internationally in Canada and several other locations.
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
We have reclassified certain amounts previously reported in our financial statements to conform to the current presentation, including amounts related to discontinued operations and reportable segments. We have also combined other revenue and cost of other revenue with service revenue and cost of service revenue. Other revenue was less than 5% of total net revenue for the three and six months ended January 31, 2007 and 2006.
Our Board of Directors authorized a two-for-one stock split which was effected in the form of a 100% stock dividend on July 6, 2006 to stockholders of record on June 21, 2006. All share and per share figures in the statements of operations and the notes to the financial statements retroactively reflect this stock split.
We have included all normal recurring adjustments and the adjustments for discontinued operations that we considered necessary to give a fair presentation of our operating results for the periods presented. These condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2006. Results for the three and six months ended January 31, 2007 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2007 or any other future period.
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

We include stock options with combined exercise prices and unrecognized compensation expense that are less than the average market price for our common stock in the calculation of diluted net income per share. We exclude stock options with combined exercise prices and unrecognized compensation expense that are greater than the average market price for our common stock from the calculation of diluted net income per share because their effect is anti-dilutive. Under the treasury stock method, the amount that must be paid to exercise stock options, the amount of compensation expense for future service that we have not yet recognized, and the amount of tax benefits that will be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.
The following table presents the composition of shares used in the computation of basic and diluted net loss per share for the periods indicated.

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
(In thousands, except per share amounts)	2007	2006	2007	2006

Numerator:
Net income from continuing operations	$145,362	$155,247	$86,432	$97,636
Net income from discontinued operations	—	27,726	—	39,533

Net income	$145,362	$182,973	$86,432	$137,169

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	347,185	350,292	346,700	352,552

Shares used in diluted per share amounts:
Weighted average common shares outstanding	347,185	350,292	346,700	352,552
Dilutive common equivalent shares from stock options and restricted stock awards	13,388	13,290	13,954	12,648

Dilutive weighted average common shares outstanding	360,573	363,582	360,654	365,200

Basic and diluted net income per share:
Basic net income per share from continuing operations	$0.42	$0.44	$0.25	$0.28
Basic net income per share from discontinued operations	—	0.08	—	0.11

Basic net income per share	$0.42	$0.52	$0.25	$0.39

Diluted net income per share from continuing operations	$0.40	$0.43	$0.24	$0.27
Diluted net income per share from discontinued operations	—	0.07	—	0.11
Diluted net income per share	$0.40	$0.50	$0.24	$0.38

Weighted average stock options and restricted stock awards excluded from calculation due to anti-dilutive effect:
Stock options with combined exercise prices and unamortized fair values that were greater than the average market price for the common stock during the period	9,805	15,174	9,697	18,410

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
Significant Customers
No customer accounted for 10% or more of total net revenue in the three and six months ended January 31, 2007 or 2006. At January 31, 2007, the account of one retail customer represented approximately 18% of total accounts receivable and the account of another retail customer represented approximately 17% of total accounts receivable. No customer accounted for 10% or more of total accounts receivable at July 31, 2006. Amounts due from Rock Acquisition Corporation, the purchaser of our Quicken Loans mortgage business, under certain licensing and distribution agreements comprised approximately 10% of accounts receivable at July 31, 2006. Amounts due from Rock at January 31, 2007 were not significant.
Recent Accounting Pronouncements
FIN 48, “Accounting for Uncertainty in Income Taxes”
In June 2006 the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The requirements of FIN 48 are effective for our fiscal year beginning August 1, 2007. We are in the process of evaluating this guidance and therefore have not yet determined the impact that the adoption of FIN 48 will have on our financial position, results of operations or cash flows.
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
SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”
In February 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new standard does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157, “Fair Value Measurements,” and SFAS 107, “Disclosures about Fair Value of Financial Instruments.” SFAS 159 is effective as of the start of fiscal years beginning after November 15, 2007. Early adoption is permitted. We are in the process of evaluating this standard and therefore have not yet determined the impact that the adoption of SFAS 159 will have on our financial position, results of operations or cash flows.
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

	January 31, 2007		July 31, 2006
(In thousands)	Cost	Fair Value	Cost	Fair Value
Classification on balance sheets:
Cash and cash equivalents	$286,328	$286,328	$179,601	$179,601
Investments	849,570	849,228	1,018,364	1,017,599
Funds held for payroll customers	411,825	411,774	357,299	357,299

Total cash and cash equivalents, investments and funds held for payroll customers	$1,547,723	$1,547,330	$1,555,264	$1,554,499

The following table summarizes our cash and cash equivalents, investments and funds held for payroll customers by investment category at the dates indicated.

	January 31, 2007		July 31, 2006
(In thousands)	Cost	Fair Value	Cost	Fair Value
Type of issue:
Total cash and cash equivalents	$604,006	$604,006	$442,880	$442,880
Available-for-sale debt securities:
Municipal bonds	933,717	933,353	1,102,384	1,101,719
U.S. government securities	10,000	9,971	10,000	9,900

Total available-for-sale debt securities	943,717	943,324	1,112,384	1,111,619

Total cash and cash equivalents, investments and funds held for payroll customers	$1,547,723	$1,547,330	$1,555,264	$1,554,499

We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income (loss) in the equity section of our balance sheets. Gross unrealized gains and losses on our available-for-sale debt securities were as follows at the dates indicated:

	January 31,	July 31,
(In thousands)	2007	2006

Gross unrealized gains	$63	$20
Gross unrealized losses	(456)	(785)

Net unrealized losses	$(393)	$(765)

The following table summarizes the fair value and gross unrealized losses related to 67 available-for-sale debt securities, aggregated by type of investment and length of time that individual securities have been in a continuous unrealized loss position, at January 31, 2007:

	In a Loss Position for		In a Loss Position for
	Less Than 12 Months		12 Months or More		Total in a Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

Municipal bonds	$182,975	$(230)	$44,925	$(197)	$227,900	$(427)
U.S. government securities	59	—	9,941	(29)	10,000	(29)

Total	$183,034	$(230)	$54,866	$(226)	$237,900	$(456)

We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held at January 31, 2007 were not other-than-temporarily impaired. While certain available-for-sale debt securities have fair values that are below cost, we believe that if the securities were held to maturity it is probable that principal and interest would be collected in accordance with contractual terms. We believe that the unrealized losses at January 31, 2007 are due to changes in interest rates and not due to increased credit risk.
We include realized gains and losses on our available-for-sale debt securities in interest and other income in our statements of operations. Gross realized gains and losses on our available-for-sale debt securities were as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
(In thousands)	2007	2006	2007	2006

Gross realized gains	$21	$—	$21	$10
Gross realized losses	(12)	(98)	(20)	(488)

Net realized losses	$9	$(98)	$1	$(478)

The following table summarizes our available-for-sale debt securities held in investments and funds held for payroll customers, classified by the stated maturity date of the security.

	January 31, 2007
(In thousands)	Cost	Fair Value

Due within one year	$196,090	$195,881
Due within two years	38,181	38,114
Due within three years	6,715	6,711
Due after three years	702,731	702,618

Total available-for-sale debt securities	$943,717	$943,324

Approximately 94% of our available-for-sale debt securities at January 31, 2007 had an interest reset date, put date or mandatory call date within one year.
3. Goodwill and Purchased Intangible Assets
Our August 2006 acquisition of StepUp Commerce, Inc. increased the cost basis of goodwill and intangible assets by $50.4 million and $8.9 million during the six months ended January 31, 2007. StepUp became part of our QuickBooks segment. See Note 5.

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
The components of accumulated other comprehensive income (loss), net of income taxes, were as follows for the periods indicated:

	Unrealized Gain (Loss) on			Foreign
		Marketable	Derivative	Currency
(In thousands)	Investments	Securities	Instruments	Translation	Total

Balance at July 31, 2006	$(462)	$—	$—	$1,546	$1,084
Unrealized gains, net of income tax provisions of $148 and $8,805	225	—	13,459	—	13,684
Reclassification adjustment for realized gain included in net income, net of income tax benefit	(1)	—	—	—	(1)
Translation adjustment, net of income tax provision of $641	—	—	—	(977)	(977)

Other comprehensive income	224	—	13,459	(977)	12,706

Balance at January 31, 2007	$(238)	$—	$13,459	$569	$13,790

Balance July 31, 2005	$(582)	$1,451	$—	$(695)	$174
Unrealized losses, net of income tax benefits of $95 and $73	(155)	(118)	—	—	(273)
Reclassification adjustment for realized loss (gain) included in net income, net of income tax provision of $182 and benefit of $965	296	(1,575)	—	—	(1,279)
Translation adjustment	—	—	—	2,690	2,690

Other comprehensive income (loss)	141	(1,693)	—	2,690	1,138

Balance January 31, 2006	$(441)	$(242)	$—	$1,995	$1,312

Comprehensive net income (loss) was as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
(In thousands)	2007	2006	2007	2006

Net income	$145,362	$182,973	$86,432	$137,169
Other comprehensive income	11,991	21	12,706	1,138

Comprehensive net income, net of income taxes	$157,353	$182,994	$99,138	$138,307

Income tax provision (benefit) netted against other comprehensive income	$9,381	$(953)	$9,594	$(951)

5. Acquisitions
StepUp Commerce, Inc.
In August 2006 we acquired all of the outstanding shares of StepUp Commerce, Inc. (StepUp) for a total purchase price of approximately $60 million in cash. We deposited $7.5 million of the total purchase price in a third-party escrow account to be held through January 2008 to cover breaches of representations and warranties set forth in the purchase agreement, should they arise. StepUp provides services that allow small businesses to present their product information and images to online shoppers. We acquired StepUp as part of our Right for Me initiative to offer a wider range of business solutions for small businesses. StepUp became part of our QuickBooks segment. Tangible assets and liabilities acquired were not significant. We allocated $8.9 million of the purchase price to identified intangible assets and recorded the excess purchase price of $50.4 million as goodwill, none of which is deductible for income tax purposes. The identified intangible assets are being amortized over terms ranging from three to five years. In accordance with purchase accounting rules, we have included StepUp’s results of operations in our consolidated results of operations from the date of acquisition. StepUp’s results of operations for periods prior to the date of acquisition were not material when compared with our consolidated results.
Digital Insight Corporation
In November 2006 we entered into a definitive agreement to acquire all of the outstanding shares of common stock of Digital Insight Corporation (Digital Insight) for $39.00 per share, for a total purchase price of approximately $1.35 billion including the value of assumed vested options. The transaction was completed on February 6, 2007. We partially financed the transaction with a $1.0 billion 364-day bridge credit facility (see Note 8) and funded the remainder of the purchase price with our existing cash balances. Subject to market conditions, we intend to refinance the bridge credit facility with longer-term non-convertible debt during the third quarter of fiscal 2007. Digital Insight is a provider of outsourced online banking applications and services to banks, credit unions and savings and loan associations and together with our existing financial institutions business, which was part of our Other Businesses segment, will become a separate reportable segment beginning in the third quarter of fiscal 2007.
As a result of our acquisition of Digital Insight, we may incur restructuring costs during the year commencing with the closing of the acquisition. In accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” these costs will be recognized as assumed liabilities with a resulting increase in goodwill. Should they occur, the restructuring costs will primarily consist of severance payments associated with Digital Insight employees and costs to vacate certain Digital Insight facilities that existed prior to the closing of the Acquisition. Intuit may also incur costs associated with canceling or reducing Digital Insight’s existing purchase commitments for materials, equipment and services. Management is continuing to assess and formulate the restructuring plan and the timing and financial impact cannot yet be fully determined.
Electronic Clearing House Inc.
In December 2006 we entered into a definitive agreement to acquire all of the outstanding shares of common stock of Electronic Clearing House Inc. (ECHO) for $18.75 per share, for a total purchase price of approximately $142 million. ECHO is a provider of electronic payment services and will become part of our Payroll and Payments segment. The transaction is subject to ECHO shareholder approval and other customary closing conditions and is expected to close during the third quarter of fiscal 2007.
6. Discontinued Operations
In December 2005 we sold our Intuit Information Technology Solutions (ITS) business for approximately $200 million in cash. The buyer deposited approximately $20 million of the total purchase price in a third-party escrow account to be held through December 2006 to cover breaches of representations and warranties set forth in the purchase agreement, should they arise. We received the full escrow amount in January 2007.
In accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we accounted for the sale of ITS as discontinued operations. We have therefore segregated the operating results and cash flows of ITS from continuing operations in our financial statements for all periods prior to the sale. For the three and six months ended January 31, 2006, we recorded net revenue from ITS of $5.8 million and $20.2 million and net income from ITS operations of $1.9 million and $5.2 million. We recorded a net gain on disposal of ITS of $34.3 million in the six months ended January 31, 2006.
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
The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended July 31, 2006, as updated in Note 1 to the financial statements in this Quarterly Report on Form 10-Q. Except for goodwill and purchased intangible assets, we do not generally track assets by reportable segment and, consequently, we do not disclose total assets by reportable segment.

The following tables show our financial results by reportable segment for the three and six months ended January 31, 2007 and 2006. We have combined other revenue with service revenue. Other revenue was less than 5% of total net revenue for each of those periods.

		Payroll
		and	Consumer	Professional	Other
(In thousands)	QuickBooks	Payments	Tax	Tax	Businesses	Corporate	Consolidated

Three Months Ended January 31, 2007
Product revenue	$144,338	$51,274	$168,256	$125,585	$60,086	$—	$549,539
Service and other revenue	20,069	86,896	57,207	5,130	44,466	—	213,768

Total net revenue	164,407	138,170	225,463	130,715	104,552	—	763,307

Segment operating income	53,680	60,252	111,772	80,471	34,584	—	340,759
Common expenses	—	—	—	—	—	(121,518)	(121,518)

Subtotal	53,680	60,252	111,772	80,471	34,584	(121,518)	219,241
Amortization of purchased intangible assets	—	—	—	—	—	(2,583)	(2,583)
Acquisition-related charges	—	—	—	—	—	(2,334)	(2,334)
Interest and other income	—	—	—	—	—	11,046	11,046
Realized net gain on marketable equity securities	—	—	—	—	—	—	—

Income (loss) from continuing operations before income taxes	$53,680	$60,252	$111,772	$80,471	$34,584	$(115,389)	$225,370

		Payroll
		and	Consumer	Professional	Other
(In thousands)	QuickBooks	Payments	Tax	Tax	Businesses	Corporate	Consolidated

Three Months Ended January 31, 2006
Product revenue	$160,903	$48,782	$139,023	$146,983	$61,388	$—	$557,079
Service and other revenue	17,969	71,137	51,303	3,540	41,676	—	185,625

Total net revenue	178,872	119,919	190,326	150,523	103,064	—	742,704

Segment operating income	69,045	50,094	107,079	105,078	29,225	—	360,521
Common expenses	—	—	—	—	—	(115,233)	(115,233)

Subtotal	69,045	50,094	107,079	105,078	29,225	(115,233)	245,288
Amortization of purchased intangible assets	—	—	—	—	—	(2,763)	(2,763)
Acquisition-related charges	—	—	—	—	—	(3,553)	(3,553)
Interest and other income	—	—	—	—	—	5,566	5,566
Realized net gain on marketable equity securities	—	—	—	—	—	3,027	3,027

Income (loss) from continuing operations before income taxes	$69,045	$50,094	$107,079	$105,078	$29,225	$(112,956)	$247,565

		Payroll
		and	Consumer	Professional	Other
(In thousands)	QuickBooks	Payments	Tax	Tax	Businesses	Corporate	Consolidated

Six Months Ended January 31, 2007
Product revenue	$258,710	$102,217	$171,601	$134,010	$95,421	$—	$761,959
Service and other revenue	39,361	161,471	66,686	6,387	89,514	—	363,419

Total net revenue	298,071	263,688	238,287	140,397	184,935	—	1,125,378

Segment operating income	83,083	107,949	76,828	58,522	46,366	—	372,748
Common expenses	—	—	—	—	—	(249,851)	(249,851)

Subtotal	83,083	107,949	76,828	58,522	46,366	(249,851)	122,897
Amortization of purchased intangible assets	—	—	—	—	—	(4,891)	(4,891)
Acquisition-related charges	—	—	—	—	—	(5,176)	(5,176)
Interest and other income	—	—	—	—	—	21,336	21,336
Realized net gain on marketable equity securities	—	—	—	—	—	1,221	1,221

Income (loss) from continuing operations before income taxes	$83,083	$107,949	$76,828	$58,522	$46,366	$(237,361)	$135,387

		Payroll
		and	Consumer	Professional	Other
(In thousands)	QuickBooks	Payments	Tax	Tax	Businesses	Corporate	Consolidated

Six Months Ended January 31, 2006
Product revenue	$248,621	$94,631	$141,813	$155,094	$99,374	$—	$739,533
Service and other revenue	34,972	128,890	56,400	4,326	82,654	—	307,242

Total net revenue	283,593	223,521	198,213	159,420	182,028	—	1,046,775

Segment operating income	86,440	86,537	82,809	83,118	42,461	—	381,365
Common expenses	—	—	—	—	—	(231,990)	(231,990)

Subtotal	86,440	86,537	82,809	83,118	42,461	(231,990)	149,375
Amortization of purchased intangible assets	—	—	—	—	—	(5,712)	(5,712)
Acquisition-related charges	—	—	—	—	—	(7,312)	(7,312)
Interest and other income	—	—	—	—	—	11,870	11,870
Realized net gain on marketable equity securities	—	—	—	—	—	7,294	7,294

Income (loss) from continuing operations before income taxes	$86,440	$86,537	$82,809	$83,118	$42,461	$(225,850)	$155,515

8. Current Liabilities and Commitments
Deferred Revenue
In some situations, we receive advance payments from our customers. We also offer multiple element arrangements to our customers. We defer revenue associated with these advance payments and the relative fair value of undelivered elements under multiple element arrangements until we ship the products or perform the services. Deferred revenue consisted of the following at the dates indicated:

	January 31,	July 31,
(In thousands)	2007	2006

Product and product-related services	$269,243	$269,867
Customer support	26,220	23,246

Total deferred revenue	$295,463	$293,113

Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

	January 31,	July 31,
(In thousands)	2007	2006

Reserve for product returns	$68,028	$29,385
Reserve for rebates	33,925	8,996
Executive deferred compensation plan	34,966	27,798
Other	52,409	23,112

Total other current liabilities	$189,328	$89,291

The balances of several of our other current liabilities, particularly our reserves for product returns and rebates, are affected by the seasonality of our business. See Note 1.
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
Bridge Credit Facility
In connection with our February 2007 acquisition of Digital Insight Corporation (see Note 5), on January 31, 2007 Intuit entered into a $1.0 billion unsecured bridge credit facility with two institutional lenders that expires on February 5, 2008. At our election, advances under this bridge facility accrue interest at rates that are equal to Citibank’s base rate plus 0.05% or the London InterBank Offered Rate (LIBOR) plus 0.45%. The instruments governing the bridge credit facility include covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than three-to-one and a ratio of annual EBITDA to interest payable of not less than three-to-one. We were in compliance with these covenants at January 31, 2007. On February 6, 2007 we borrowed the entire $1.0 billion available under the bridge credit facility at an initial interest rate of 5.77% to pay a portion of the Digital Insight purchase price. Subject to market conditions, we intend to refinance the bridge credit facility with longer-term non-convertible debt during the third quarter of fiscal 2007.

Derivative Instruments
In December 2006 we entered into a $500 million notional amount five-year forward starting swap and a $500 million notional amount 10-year forward starting swap designated as cash flow hedges of the interest payments on fixed-rate non-convertible debt we intend to issue in the third quarter of fiscal 2007 to refinance the bridge credit facility described above. Under these interest rate swap contracts, we make fixed-rate interest payments and receive variable-rate interest payments based on the London Interbank Offered Rate (LIBOR). The effect of these swaps is to offset changes in the fixed rate between the date we entered into the interest rate swaps and the expected issuance date of the debt. The unrealized gains of $22.3 million ($13.5 million net of tax) related to changes in the value of the interest rate swaps during the three months ended January 31, 2007 were included net of tax in other comprehensive income on our balance sheet. Once we issue the fixed-rate debt, the interest rate swaps will be settled and the cumulative gains or losses related to changes in their value at that time will be amortized using the effective yield method as an adjustment of interest expense over the term of the related debt in our statements of operations. At January 31, 2007, the fair values of the interest rate swaps designated as hedges of our future debt totaled $22.3 million and were included in other current assets on our balance sheet.
9. Income Taxes
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and other taxable items. Our effective tax rate for the three months ended January 31, 2007 was approximately 35% and did not differ from the federal statutory rate. State income taxes were offset by the benefit we received from federal and state research and experimental credits and tax exempt interest income. Our effective tax rate for the six months ended January 31, 2007 was approximately 36% and differed from the federal statutory rate of 35% due to state income taxes, which were partially offset by the benefit we received from federal and state research and experimental credits and tax exempt interest income. In addition, we benefited from the retroactive extension of the federal research and experimental credit in both fiscal 2007 periods. Our effective tax rate for the three and six months ended January 31, 2006 was approximately 37% and differed from the federal statutory rate of 35% due to state income taxes, which were partially offset by the benefit we received from federal and state research and experimental credits and tax exempt interest income.
In accordance with SFAS 123(R), which we adopted on August 1, 2005, tax savings from expected future deductions based on the expense attributable to our stock option plans are reflected in the federal and state tax provisions for the three and six months ended January 31, 2007 and 2006.
Tax deductions associated with stock option exercises related to grants vesting prior to August 1, 2005 are credited to stockholders’ equity. Excess tax benefits associated with stock option exercises related to grants vesting on or after August 1, 2005 are also credited to stockholders’ equity. The reductions of income taxes payable resulting from the exercise of employee stock options and other employee stock programs that were credited to stockholders’ equity were approximately $12.6 million and $29.4 million for the three and six months ended January 31, 2007 and $26.6 million and $29.1 million for the three and six months ended January 31, 2006.
In December 2006 the Tax Relief and Health Care Act of 2006 was signed into law. The Act includes a reinstatement of the federal research and experimental credit retroactive to January 1, 2006. We recorded a discrete tax benefit of approximately $3.7 million for the retroactive amount related to fiscal 2006 during the three months ended January 31, 2007. The credit as reinstated has an expiration date of December 31, 2007.
10. Stockholders’ Equity
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

Stock Repurchase Programs
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. We repurchased 6.7 million shares for $205.4 million under these programs during the three and six months ended January 31, 2007. We repurchased 5.6 million and 9.9 million shares for $300.2 million and $495.0 million under these programs during the three and six months ended January 31, 2006. Authorized funds of $301.2 million remained under our stock repurchase programs at January 31, 2007.
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
Share-Based Compensation Plans
Description of Share-Based Compensation Plans
Under our 2005 Equity Incentive Plan, we are permitted to grant incentive and non-qualified stock options, restricted stock awards, restricted stock units and stock bonus awards to our employees, non-employee directors and consultants. In December 2006 our stockholders authorized an additional 10,000,000 shares for a total of 36,000,000 shares authorized under the 2005 Plan. Up to 50% of equity awards granted each year can be at less than full fair market value. All options granted to date under the 2005 Plan have exercise prices equal to the fair market value of our stock on the date of grant. Options granted under the 2005 Plan typically vest over three years based on continued service and have a seven-year term. Prior to the fourth quarter of fiscal 2006, we granted restricted stock units under the 2005 Plan primarily to certain executive officers. In the fourth quarter of fiscal 2006, the Compensation Committee of our Board of Directors approved the use of restricted stock units for employees at all job levels in order to provide a competitive form of equity incentive that would have value regardless of fluctuations in Intuit’s stock price. Restricted stock units granted under the 2005 Plan typically vest over three years based on continued service and are payable in shares of our common stock upon vesting. Restricted stock units granted to certain executive officers are subject to the achievement of performance goals established by the Compensation Committee, including targets based upon both Intuit’s net revenue and operating income. Outstanding awards that were originally granted under several predecessor plans also remain in effect in accordance with their terms. In addition, we maintain an Employee Stock Purchase Plan that was amended in December 2006 to increase the total shares available for issuance to 13,800,000 shares. The 2005 Plan, its predecessor plans and our Employee Stock Purchase Plan are described more fully in our Annual Report on Form 10-K for the fiscal year ended July 31, 2006.

Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense for stock options, restricted stock awards, restricted stock units and our Employee Stock Purchase Plan that we recorded for continuing operations for the periods shown. The share-based compensation expense that we recorded for discontinued operations for the three and six months ended January 31, 2006 was nominal.

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
(In thousands, except per share amounts)	2007	2006	2007	2006

Cost of product revenue	$262	$245	$480	$533
Cost of service and other revenue	644	496	1,261	1,133
Selling and marketing	5,759	5,250	11,497	11,557
Research and development	5,560	4,684	10,862	10,294
General and administrative	7,087	7,074	14,071	14,656

Decrease of operating income from continuing operations and income from continuing operations before income taxes	19,312	17,749	38,171	38,173
Income tax benefit	(6,850)	(6,491)	(13,650)	(14,025)

Decrease of net income from continuing operations	$12,462	$11,258	$24,521	$24,148

Decrease of net income per share from continuing operations:
Basic	$0.04	$0.03	$0.07	$0.07

Diluted	$0.03	$0.03	$0.07	$0.07

At January 31, 2007, there was $135.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans which we expect to recognize as expense in the future. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.0 years.

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

	Six
	Months
	Ended	Twelve Months Ended
	January 31,	July 31,	July 31,
	2007	2006	2005
Net grants of options and RSUs during the period as a percentage of outstanding shares	0.6%	2.3%	1.8%
Grants to Named Executives during the period as a percentage of total grants	5.9%	3.1%	6.2%
Grants to Named Executives during the period as a percentage of outstanding shares	0.1%	0.1%	0.2%
Options and RSUs held by Named Executives as a percentage of total options and RSUs outstanding	16.6%	14.1%	13.0%

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
12. Subsequent Events
On February 2, 2007, we entered into a definitive agreement to sell certain assets related to our Complete Payroll and Premier Payroll Service businesses to Automatic Data Processing, Inc. (ADP) for a price of up to approximately $135 million in cash. The final purchase price is contingent upon, among other things, the number of customers that transition to ADP. The assets were part of our Payroll and Payments segment. In accordance with the provisions of

SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we have not accounted for this transaction as a discontinued operation because the operations and cash flows of the assets could not be clearly distinguished, operationally or for financial reporting purposes, from the rest of the entity. The transaction is expected to close during the third quarter of fiscal 2007 and the gain on the sale of the assets will be recognized as customers are transitioned pursuant to the agreement.
In February 2007 we received commitment letters from certain institutional lenders for a five-year revolving line of credit facility in a maximum principal amount of $500 million. We expect the instruments governing the facility to include certain financial covenants. We intend to enter into the revolving line of credit facility during the third quarter of fiscal 2007. Although we have no current plans to request any advances under this credit facility, we may use the proceeds of any future borrowing for general corporate purposes or for future acquisitions or expansion of our business.

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
Executive Overview
This overview provides a high level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important in order to understand our financial results for the second quarter and first six months of fiscal 2007 as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Quarterly Report on Form 10-Q.
About Intuit
Intuit is a leading provider of business, financial management and tax solutions for small businesses, consumers and accountants. We organize our business into the following five segments:
•	Our QuickBooks segment includes QuickBooks accounting and business management software and technical support as well as financial supplies for small businesses.

•	Our Payroll and Payments segment includes payroll products and services and merchant services such as credit and debit card processing for small businesses.

•	Consumer Tax includes our TurboTax consumer and small business tax return preparation products and services.

•	Professional Tax includes our Lacerte and ProSeries professional tax products and services.

•	Other Businesses includes our Quicken personal finance products and services, Intuit Real Estate Solutions, Intuit Distribution Management Solutions, and our businesses in Canada and the United Kingdom.
In February 2007 we completed the acquisition of Digital Insight, a provider of outsourced online banking applications and services to banks, credit unions and savings and loan associations. Together with our existing financial institutions business, which was part of our Other Businesses segment, Digital Insight will become a separate reportable segment beginning in the third quarter of fiscal 2007.

Seasonality
Our QuickBooks, Consumer Tax and Professional Tax businesses are highly seasonal. Some of our other offerings are also seasonal, but to a lesser extent. Revenue from many of our small business software products, including QuickBooks, tends to be at its peak around calendar year end, although the timing of new product releases or changes in our offerings can materially shift revenue between quarters. Sales of income tax preparation products and services are heavily concentrated in the period from November through April. As a result, our total net revenue is usually highest during our second quarter ending January 31 and third quarter ending April 30. We typically report losses in our first quarter ending October 31 and fourth quarter ending July 31, when revenue from our tax businesses is minimal while operating expenses continue at relatively consistent levels. In MD&A we focus on year-to-date results for our seasonal businesses as they are generally more meaningful than quarterly results.
Overview of Financial Results
Total net revenue for the first half of fiscal 2007 was $1.125 billion, up 8% compared with the first half of fiscal 2006. The fiscal 2007 revenue increase was primarily due to revenue growth in our Consumer Tax and Payroll and Payments segments, and to a lesser extent to higher revenue in our QuickBooks segment offset by lower revenue in our Professional Tax segment. We estimate that changes in our Professional Tax offerings and delay of delivery of certain product elements for the 2006 tax year caused approximately $29 million in revenue to be deferred until the third quarter of fiscal 2007. This was $27 million more than we deferred in the second quarter of fiscal 2006.
We expect revenue growth in the third quarter of fiscal 2007 to be affected by several timing-related factors, including the deferral of Professional Tax revenue discussed above and expected continuing growth in TurboTax Online, which generates revenue primarily in our third quarter. We also believe that the continuing trend among individual taxpayers toward the use of both online and desktop software, rather than manual methods, to prepare their own income tax returns will continue to be important to the growth of our Consumer Tax business.
Operating income from continuing operations of $112.8 million for the first six months of fiscal 2007 decreased 17% compared with $136.4 million for the first six months of fiscal 2006. Fiscal 2007 operating income from continuing operations was affected by the deferral of Professional Tax revenue described above and by higher total operating costs and expenses. Total operating costs and expenses for the first half of fiscal 2007 grew 11% compared with the first six months of fiscal 2006, which is comparable to the growth rates for total operating costs and expenses that we have experienced during the past three fiscal years. Higher operating expenses in the first half of fiscal 2007 reflect continued investment in research and development for existing small business and Consumer Tax offerings and for new offerings as well as increases in advertising and other marketing spending to support the launch of our QuickBooks and Consumer Tax offerings.
Net income from continuing operations of $86.4 million for the first six months of fiscal 2007 decreased 11% compared with $97.6 million for the first six months of fiscal 2006. Lower fiscal 2007 operating income from continuing operations was partially offset by higher interest income. Interest income increased in the fiscal 2007 period due to higher interest rates and higher average invested balances. Diluted net income per share from continuing operations of $0.24 for the first half of fiscal 2007 also decreased 11% compared with $0.27 for the same period of fiscal 2006. Our effective tax rates for the first six months of fiscal 2007 and 2006 were approximately 36% and 37%.
In November 2006 we entered into a definitive agreement to acquire all of the outstanding shares of common stock of Digital Insight Corporation (Digital Insight) for a total purchase price of approximately $1.35 billion including the value of assumed vested options. The transaction was completed on February 6, 2007. Digital Insight is a provider of outsourced online banking applications and services to banks, credit unions and savings and loan associations and together with our existing financial institutions business, which was part of our Other Businesses segment, will become a separate reportable segment beginning in the third quarter of fiscal 2007. We partially financed the transaction by borrowing $1.0 billion under a 364-day bridge credit facility and funded the remainder of the purchase price with our existing cash balances. Subject to market conditions, we intend to refinance the bridge credit facility with longer-term non-convertible debt during the third quarter of fiscal 2007. Our future operating results will reflect interest expense related to these borrowings.
In December 2006 we entered into a definitive agreement to acquire all of the outstanding shares of common stock of Electronic Clearing House Inc. (ECHO) for a total purchase price of approximately $142 million in cash. ECHO is a provider of electronic payment services and will become part of our Payroll and Payments segment. The transaction is subject to ECHO shareholder approval and other customary closing conditions and is expected to close during the third quarter of fiscal 2007.
We ended the second quarter of fiscal 2007 with cash and investments totaling $1.1 billion. In the first six months of fiscal 2007 we generated cash from operations, from net sales of investments and by issuing common stock under employee stock plans. During the same period we used cash for the purchase of StepUp Commerce, Inc. and for purchases of property and equipment. We also repurchased 6.7 million shares of our common stock for $205.4 million under our stock repurchase programs during the first half of fiscal 2007. At January 31, 2007, authorized funds of $301.2 million remained available for stock repurchases.
Critical Accounting Policies and Estimates
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2006 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Except as discussed in “Accounting for Share-Based Compensation” below, we believe that during the first six months of fiscal 2007 there were no significant changes in those critical accounting policies and estimates. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit Committee of our Board of Directors.
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
Results of Operations
Financial Overview

(Dollars in millions,					YTD	YTD
except per	Q2	Q2	$	%	Q2	Q2	$	%
share amounts)	FY07	FY06	Change	Change	FY07	FY06	Change	Change

Total net revenue	$763.3	$742.7	$20.6	3%	$1,125.4	$1,046.8	$78.6	8%
Operating income from continuing operations	214.3	239.0	(24.7)	(10%)	112.8	136.4	(23.6)	(17%)
Net income from continuing operations	145.4	155.2	(9.8)	(6%)	86.4	97.6	(11.2)	(11%)
Diluted net income per share from continuing operations	$0.40	$0.43	$(0.03)	(7%)	$0.24	$0.27	$(0.03)	(11%)
Net cash provided by operating activities of continuing operations	$243.1	$167.4	$75.7	45%	$106.4	$72.6	$33.8	47%

Total net revenue increased $20.6 million or 3% in the second quarter of fiscal 2007 and $78.6 million or 8% in the first six months of fiscal 2007 compared with the same periods of fiscal 2006. Total net revenue was higher in the first half of fiscal 2007 due primarily to revenue growth in our Consumer Tax and Payroll and Payments segments, and to a lesser extent to higher revenue in our QuickBooks segment which was offset by lower revenue in our Professional Tax segment. We estimate that changes in our Professional Tax offerings and delay of delivery of certain product elements for the 2006 tax year caused approximately $29 million in revenue to be deferred until the third quarter of fiscal 2007. Consumer Tax revenue increased $35.1 million or 18% in the second quarter of fiscal 2007 and $40.1 million or 20% in the first half of fiscal 2007 due to the timing of sales in the retail channel, growth in direct desktop units, and price increases. Payroll and Payments revenue increased $18.3 million or 15% in the second quarter of fiscal 2007 and $40.2 million or 18% in the first half of fiscal 2007 due to growth in the customer base, favorable Payroll product mix and higher transaction volume per customer in our Payments business. QuickBooks segment revenue decreased $14.5 million or 8% in the second quarter of fiscal 2007 and increased $14.5 million or 5% in the first half of fiscal 2007. We estimate that approximately $20 million of QuickBooks revenue shifted from the second quarter to the first quarter of fiscal 2007 due to the September launch of QuickBooks 2007, which was about 30 days earlier than last year’s launch of QuickBooks 2006. QuickBooks segment revenue growth for the first half of fiscal 2007 was due to favorable product mix. See “Total Net Revenue” below for more information.
Higher revenue in the second quarter and first six months of fiscal 2007 was more than offset by higher expenses, including first half expense increases of approximately $38 million for product development, approximately $32 million for advertising and other selling and marketing expenses, approximately $17 million for increases in cost of revenue associated with our revenue growth and approximately $17 million for increases in general and administrative expenses. See “Operating Expenses” below for more information. Our effective tax rates for the second quarters of fiscal 2007 and 2006 were approximately 35% and 37% and our effective tax rates for the first six months of fiscal 2007 and 2006 were approximately 36% and 37%.
At January 31, 2007, our cash, cash equivalents and investments totaled $1.1 billion, a decrease of $61.6 million from July 31, 2006. In the first six months of fiscal 2007, we generated $106.4 million in cash from our operations and received $166.8 million in cash from net sales of investments and $124.2 million in cash from the issuance of common stock under employee stock plans. During the same period we used approximately $60 million in cash for the purchase of StepUp Commerce, Inc. and $52.9 million in cash for purchases of property and equipment. We also repurchased 6.7 million shares of our common stock for $205.4 million under our stock repurchase programs during the first half of fiscal 2007. Authorized funds of $301.2 million remained available for stock repurchases at January 31, 2007.

Total Net Revenue by Business Segment
The table below and the discussion of net revenue by business segment that follows it are organized in accordance with our five reportable business segments. We have combined other revenue with service revenue. Other revenue was less than 5% of total net revenue for the second quarter and first six months of fiscal 2007 and 2006. See Note 7 to the financial statements for descriptions of product revenue and service and other revenue for each segment.

		% of		% of			% of		% of
		Total		Total		YTD	Total	YTD	Total
	Q2	Net	Q2	Net	%	Q2	Net	Q2	Net	%
(Dollars in millions)	FY07	Revenue	FY06	Revenue	Change	FY07	Revenue	FY06	Revenue	Change

QuickBooks
Product revenue	$144.3		$160.9			$258.7		$248.6
Service and other revenue	20.1		18.0			39.4		35.0

Subtotal	164.4	21%	178.9	24%	-8%	298.1	27%	283.6	27%	5%

Payroll and Payments
Product revenue	51.3		48.8			102.2		94.6
Service and other revenue	86.9		71.1			161.5		128.9

Subtotal	138.2	18%	119.9	16%	15%	263.7	23%	223.5	21%	18%

Consumer Tax
Product revenue	168.2		139.0			171.6		141.8
Service and other revenue	57.2		51.3			66.7		56.4

Subtotal	225.4	30%	190.3	26%	18%	238.3	21%	198.2	19%	20%

Professional Tax
Product revenue	125.6		147.0			134.0		155.1
Service and other revenue	5.1		3.5			6.4		4.3

Subtotal	130.7	17%	150.5	20%	-13%	140.4	12%	159.4	15%	-12%

Other Businesses
Product revenue	60.1		61.4			95.5		99.4
Service and other revenue	44.5		41.7			89.4		82.7

Subtotal	104.6	14%	103.1	14%	1%	184.9	17%	182.1	18%	2%

Total Company
Product revenue	549.5		557.1			762.0		739.5
Service and other revenue	213.8		185.6			363.4		307.3

Total net revenue	$763.3	100%	$742.7	100%	3%	$1,125.4	100%	$1,046.8	100%	8%

For a discussion of the impact of changes in net revenue on operating income for each segment, see “Segment Operating Income” below.
QuickBooks
QuickBooks total net revenue decreased $14.5 million or 8% in the second quarter of fiscal 2007 and increased $14.5 million or 5% in the first six months of fiscal 2007 compared with the same periods of fiscal 2006. We estimate that approximately $20 million of QuickBooks segment revenue shifted from the second quarter to the first quarter of fiscal 2007 due to the September launch of QuickBooks 2007, which was about 30 days earlier than last year’s launch of QuickBooks 2006. Total QuickBooks software unit sales were flat in the first six months of fiscal 2007 compared with the same period of fiscal 2006. Revenue growth in the first half of fiscal 2007 was driven by favorable product mix, with QuickBooks Premier units increasing 26%.

Payroll and Payments
Payroll and Payments total net revenue increased $18.3 million or 15% in the second quarter of fiscal 2007 and $40.2 million or 18% in the first six months of fiscal 2007 compared with the same periods of fiscal 2006. Merchant services revenue accounted for approximately 60% of the revenue growth in dollars in this segment in the first six months of fiscal 2007. Merchant services revenue increased 43% in the first half of fiscal 2007 due to 26% growth in the customer base and 11% higher transaction volume per customer. Small business payroll revenue grew 10% in that period due to 6% growth in the customer base and, to a lesser extent, to favorable product mix that resulted in higher revenue per customer.
Consumer Tax
Consumer Tax total net revenue increased $35.1 million or 18% in the second quarter of fiscal 2007 and $40.1 million or 20% in the first six months of fiscal 2007 compared with the same periods of fiscal 2006 due to the timing of sales in the retail channel to support merchandising and promotional activities, growth in desktop units sold directly to customers, and price increases. Due to the seasonal nature of our Consumer Tax business, we will not have substantially complete results for the 2006 tax season until late in fiscal 2007.
Professional Tax
Professional Tax total net revenue decreased $19.8 million or 13% in the second quarter of fiscal 2007 and $19.0 million or 12% in the first six months of fiscal 2007 compared with the same periods of fiscal 2006. We estimate that changes in our Professional Tax offerings and delay of delivery of certain product elements for the 2006 tax year caused approximately $29 million in revenue to be deferred until the third quarter of fiscal 2007. This was $27 million more than we deferred in the second quarter of fiscal 2006. If this deferral had not occurred, Professional Tax revenue would have been up approximately 5% for the first six months of fiscal 2007. Due to the seasonal nature of our Professional Tax business, we will not have substantially complete results for the 2006 tax season until late in fiscal 2007.
Other Businesses
Other Businesses total net revenue increased $1.5 million or 1% in the second quarter of fiscal 2007 and $2.8 million or 2% in the first six months of fiscal 2007 compared with the same periods of fiscal 2006. Quicken revenue decreased modestly while revenue from our business in Canada was up modestly in the first half of fiscal 2007. Revenue for this segment grew 7% in the first half of fiscal 2007 when revenue from our MasterBuilder business, which we sold in May 2006, is excluded from fiscal 2006 revenue.
Cost of Revenue

		% of		% of	YTD	% of	YTD	% of
	Q2	Related	Q2	Related	Q2	Related	Q2	Related
(Dollars in millions)	FY07	Revenue	FY06	Revenue	FY07	Revenue	FY06	Revenue

Cost of product revenue	$68.3	12%	$71.7	13%	$105.6	14%	$104.2	14%
Cost of service and other revenue	70.3	33%	63.4	34%	138.7	38%	122.7	40%
Amortization of purchased intangible assets	2.6	n/a	2.8	n/a	4.9	n/a	5.7	n/a

Total cost of revenue	$141.2	19%	$137.9	19%	$249.2	22%	$232.6	22%

Cost of service and other revenue as a percentage of service and other revenue decreased to 38% in the first six months of fiscal 2007 from 40% in the first six months of fiscal 2006. The majority of the increase in service and other revenue during the first half of fiscal 2007 came from Assisted Payroll and merchant services revenue, which had lower relative cost increases associated with their related revenue increases.

Operating Expenses

		% of		% of		% of		% of
		Total		Total	YTD	Total	YTD	Total
	Q2	Net	Q2	Net	Q2	Net	Q2	Net
(Dollars in millions)	FY07	Revenue	FY06	Revenue	FY07	Revenue	FY06	Revenue

Selling and marketing	$221.4	29%	$196.9	27%	$376.5	33%	$344.3	33%
Research and development	115.5	15%	100.1	13%	235.7	21%	197.4	19%
General and administrative	68.6	9%	65.3	9%	146.0	13%	128.9	12%
Acquisition-related charges	2.3	0%	3.6	0%	5.2	1%	7.3	1%

Total operating expenses	$407.8	53%	$365.9	49%	$763.4	68%	$677.9	65%

Total operating expenses as a percentage of total net revenue increased four percentage points in the second quarter of fiscal 2007 and three percentage points in the first six months of fiscal 2007 compared with the same periods of fiscal 2006. The deferral of approximately $29 million in Professional Tax revenue from the second quarter to the third quarter of fiscal 2007 added two percentage points to operating expenses as a percentage of total net revenue in both fiscal 2007 periods. Total operating expenses in dollars increased $85.5 million in the first half of fiscal 2007. Almost half of this increase was due to higher research and development expenses. We continue to invest in research and development for existing QuickBooks, Payroll and Payments, and Consumer Tax offerings as well as for new offerings. To a lesser extent, our acquisitions of MyCorporation and StepUp Commerce have resulted in additional expenses for research and development. We expect that our fiscal 2007 research and development expenses as a percentage of total net revenue will continue to be higher than they were in fiscal 2006. About a third of the fiscal 2007 increase in total operating expenses was due to higher selling and marketing expenses that included increases in radio, television and online advertising expenses for our Consumer Tax and QuickBooks offerings as well as additional investments in direct marketing and product management. About a fifth of the fiscal 2007 increase was due to $17 million higher general and administrative expenses that included approximately $9 million for fees associated with the resolution of certain legal matters and discretionary items in the first quarter of fiscal 2007.
Segment Operating Income
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. Segment expenses do not include certain costs, such as corporate general and administrative expenses and share-based compensation expenses, which are not allocated to specific segments. These unallocated costs totaled $121.5 million and $115.2 million in the second quarters of fiscal 2007 and 2006 and $249.9 million and $232.0 million in the first six months of fiscal 2007 and 2006. Segment expenses also do not include amortization of purchased intangible assets, acquisition-related charges and impairment of goodwill and purchased intangible assets. In addition, segment expenses do not include interest and other income and realized net gains or losses on marketable equity securities and other investments. See Note 7 to the financial statements for reconciliations of total segment operating income or loss to income or loss from continuing operations before income taxes for each fiscal period presented.

		% of		% of	YTD	% of	YTD	% of
	Q2	Related	Q2	Related	Q2	Related	Q2	Related
(Dollars in millions)	FY07	Revenue	FY06	Revenue	FY07	Revenue	FY06	Revenue

QuickBooks	$53.7	33%	$69.0	39%	$83.1	28%	$86.5	31%
Payroll and Payments	60.2	44%	50.1	42%	107.9	41%	86.5	39%
Consumer Tax	111.8	50%	107.1	56%	76.8	32%	82.8	42%
Professional Tax	80.5	62%	105.1	70%	58.5	42%	83.1	52%
Other Businesses	34.6	33%	29.2	28%	46.4	25%	42.5	23%

Total segment operating income	$340.8	45%	$360.5	49%	$372.7	33%	$381.4	36%

QuickBooks
QuickBooks segment operating income as a percentage of related revenue decreased to 33% in the second quarter of fiscal 2007 from 39% in the second quarter of fiscal 2006 and decreased to 28% in the first six months of fiscal 2007 from 31% in the first six months of fiscal 2006. QuickBooks segment operating income as a percentage of related revenue for the second quarter of fiscal 2007 was 40% when the impact of shifting $20 million in revenue to the first quarter due to the early launch of QuickBooks 2007 is excluded. The $14.5 million growth in QuickBooks segment revenue in the first half of fiscal 2007 was more than offset by higher expenses, including increases of approximately $4 million for cost of revenue, approximately $4 million for selling and marketing expenses (including higher radio and television advertising expenses) and approximately $10 million for product development expenses in the fiscal 2007 period.
Payroll and Payments
Payroll and Payments segment operating income as a percentage of related revenue increased to 44% in the second quarter of fiscal 2007 from 42% in the second quarter of fiscal 2006 and increased to 41% in the first six months of fiscal 2007 from 39% in the first six months of fiscal 2006. Most of the fiscal 2007 revenue growth in this segment came from products and services with relatively lower costs of revenue, such as QuickBooks Payroll, Assisted Payroll and merchant services. The $40.2 million higher Payroll and Payments revenue in the first half of fiscal 2007 was partially offset by increases of approximately $7 million for cost of revenue, approximately $7 million for product development expenses and approximately $3 million for selling and marketing expenses in the fiscal 2007 period.
Consumer Tax
Consumer Tax segment operating income as a percentage of related revenue decreased to 50% in the second quarter of fiscal 2007 from 56% in the second quarter of fiscal 2006 and decreased to 32% in the first six months of fiscal 2007 from 42% in the first six months of fiscal 2006. The $40.1 million growth in Consumer Tax revenue in the first half of fiscal 2007 was more than offset by higher expenses, including increases of approximately $29 million for selling and marketing expenses (including higher radio, television and online advertising expenses as well as higher direct marketing expenses) and approximately $12 million for product development expenses in the fiscal 2007 period.
Professional Tax
Professional Tax segment operating income as a percentage of related revenue decreased to 62% in the second quarter of fiscal 2007 from 70% in the second quarter of fiscal 2006 and decreased to 42% in the first six months of fiscal 2007 from 52% in the first six months of fiscal 2006. Fiscal 2007 second quarter and first half Professional Tax operating margins were affected by the deferral of approximately $29 million in revenue associated with changes in our offerings and delay of delivery of certain product elements from the second quarter to the third quarter of fiscal 2007. If this deferral had not occurred, Professional Tax segment operating income as a percentage of related revenue would have been 52% for the first six months of fiscal 2007.
Non-Operating Income and Expenses
Interest and Other Income
Higher interest rates and higher average invested balances resulted in increases in interest income in the second quarter and first six months of fiscal 2007 compared with the same periods of fiscal 2006. Interest income accounted for at least 90% of interest and other income in those periods.
Income Taxes
Our effective tax rate for the second quarter of fiscal 2007 was approximately 35% and did not differ from the federal statutory rate. State income taxes were offset by the benefit we received from federal and state research and experimental credits and tax exempt interest income. Our effective tax rate for the first six months of fiscal 2007 was approximately 36% and differed from the federal statutory rate of 35% due to state income taxes, which were partially offset by federal and state research and experimental credits and the benefit we received from tax exempt interest income. In addition, we benefited from the retroactive extension of the federal research and experimental credit in both fiscal 2007 periods. Our effective tax rate for the second quarter and first six months of fiscal 2006 was approximately 37% and differed from the federal statutory rate of 35% due to state income taxes, which were partially offset by the benefit we received from federal and state research and experimental credits and tax exempt interest income. See Note 9 to the financial statements.
In December 2006 the Tax Relief and Health Care Act of 2006 was signed into law. The Act includes a reinstatement of the federal research and experimental credit retroactive to January 1, 2006. We recorded a discrete tax benefit of $3.7 million for the retroactive amount related to fiscal 2006 during the quarter ended January 31, 2007. The credit as reinstated has an expiration date of December 31, 2007.
At January 31, 2007, we had net deferred tax assets of $191.4 million, which included a valuation allowance of $4.4 million for certain state capital loss and net operating loss carryforwards. The allowance reflects management’s assessment that we may not receive the benefit of certain loss carryforwards in certain state jurisdictions. While we believe our current valuation allowance is sufficient, it may be necessary to increase this amount if it becomes more likely that we will not realize a greater portion of the net deferred tax assets. We assess the need for an adjustment to the valuation allowance on a quarterly basis.
Intuit Information Technology Solutions Discontinued Operations
In December 2005 we sold our Intuit Information Technology Solutions (ITS) business for approximately $200 million in cash. In accordance with the provisions of SFAS 144, we accounted for the sale of ITS as discontinued operations. Consequently, we have segregated the operating results of ITS from continuing operations in our statements of operations for all periods prior to the sale. For the second quarter and first six months of fiscal 2006, we recorded net revenue from ITS of $5.8 million and $20.2 million and net income from ITS operations of $1.9 million and $5.2 million. We recorded a net gain on disposal of ITS of $34.3 million in the first six months fiscal 2006. See Note 6 to the financial statements.
Liquidity and Capital Resources
Statement of Cash Flows
At January 31, 2007, our cash, cash equivalents and investments totaled $1.1 billion, a decrease of $61.6 million from July 31, 2006. During the first half of fiscal 2007 we generated $106.4 million in cash from our continuing operations. We generated $67.0 million in cash from investing activities during that period, including $166.8 million from the net sale of investments partially offset by the use of approximately $60 million for our purchase of StepUp Commerce, Inc. and $52.9 million for purchases of property and equipment. We used $65.8 million in cash for financing activities during the first six months of fiscal 2007, including $205.4 million for the repurchase of common stock under our stock repurchase programs partially offset by proceeds of $124.2 million from the issuance of common stock under employee stock plans.
Stock Repurchase Programs
Our Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. During the second quarter and first six months of fiscal 2007 we repurchased 6.7 million shares of our common stock for $205.4 million under our stock repurchase programs. Authorized funds of $301.2 million remained available for stock purchases at January 31, 2007.
Digital Insight Acquisition
In November 2006 we entered into a definitive agreement to acquire all of the outstanding shares of common stock of Digital Insight Corporation (Digital Insight) for a total purchase price of approximately $1.35 billion including the value of assumed vested options. The transaction was completed on February 6, 2007. Digital Insight is a provider of outsourced online banking applications and services to banks, credit unions and savings and loan associations and together with our existing financial institutions business, which was part of our Other Businesses segment, will become a separate reportable segment beginning in the third quarter of fiscal 2007.

In connection with our February 2007 acquisition of Digital Insight, on January 31, 2007 Intuit entered into a $1.0 billion unsecured bridge credit facility with two institutional lenders that expires on February 5, 2008. At our election, advances under this bridge facility accrue interest at rates that are equal to Citibank’s base rate plus 0.05% or the London InterBank Offered Rate (LIBOR) plus 0.45%. The instruments governing the bridge credit facility include covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than three-to-one and a ratio of annual EBITDA to interest payable of not less than three-to-one. We were in compliance with these covenants at January 31, 2007. On February 6, 2007 we borrowed the entire $1.0 billion available under the bridge credit facility at an initial interest rate of 5.77% to pay a portion of the Digital Insight purchase price and funded the remainder of the purchase price with our existing cash balances. Subject to market conditions, we intend to refinance the bridge credit facility with longer-term non-convertible debt during the third quarter of fiscal 2007. Our future operating results will reflect interest expense related to these borrowings.
In December 2006 we entered into a $500 million notional amount five-year forward starting swap and a $500 million notional amount 10-year forward starting swap designated as cash flow hedges of the interest payments on fixed-rate non-convertible debt we intend to issue in the third quarter of fiscal 2007 to refinance the bridge credit facility described above. Under these interest rate swap contracts, we make fixed-rate interest payments and receive variable-rate interest payments based on the London Interbank Offered Rate (LIBOR). The effect of these swaps is to offset changes in the fixed rate between the date we entered into the interest rate swaps and the expected issuance date of the debt. The unrealized gains of $22.3 million ($13.5 million net of tax) related to changes in the value of the interest rate swaps during the three months ended January 31, 2007 were included net of tax in other comprehensive income on our balance sheet. Once we issue the fixed-rate debt, the interest rate swaps will be settled and the cumulative gains or losses related to changes in their value at that time will be amortized using the effective yield method as an adjustment of interest expense over the term of the related debt in our statements of operations. At January 31, 2007, the fair values of the interest rate swaps designated as hedges of our future debt totaled $22.3 million and were included in other current assets on our balance sheet.
Pending Acquisition of Electronic Clearing House Inc.
In December 2006 we entered into a definitive agreement to acquire all of the outstanding shares of common stock of Electronic Clearing House Inc. (ECHO) for a total purchase price of approximately $142 million in cash. ECHO is a provider of electronic payment services and will become part of our Payroll and Payments segment. The transaction is subject to ECHO shareholder approval and other customary closing conditions and is expected to close during the third quarter of fiscal 2007.
Revolving Line of Credit
In February 2007 we received commitment letters from certain institutional lenders for a five-year revolving line of credit facility in a maximum principal amount of $500 million. We expect the instruments governing the facility to include certain financial covenants. We intend to enter into the revolving line of credit facility during the third quarter of fiscal 2007. Although we have no current plans to request any advances under this credit facility, we may use the proceeds of any future borrowing for general corporate purposes or for future acquisitions or expansion of our business.
Other
We evaluate, on an ongoing basis, the merits of acquiring technology or businesses, or establishing strategic relationships with and investing in other companies. We may decide to use cash and cash equivalents, investments, and the revolving line of credit facility described above to fund such activities in the future.
Based on past performance and current expectations, we believe that our cash and cash equivalents, investments, and cash generated from operations will be sufficient to meet anticipated seasonal working capital needs, capital expenditure requirements, contractual obligations, commitments and other liquidity requirements associated with our operations for at least the next 12 months.

Reserves for Returns and Rebates
Activity in our reserves for product returns and for rebates during the first six months of fiscal 2007 and comparative balances at January 31, 2006 were as shown in the following table. Due to the seasonality of our business, we compare our returns and rebate reserve balances at January 31, 2007 to the reserve balances at January 31, 2006.

		Additions
	Balance	Charged		Balance	Balance
	July 31,	Against	Returns/	January 31,	January 31,
(In thousands)	2006	Revenue	Redemptions	2007	2006

Reserve for product returns	$29,385	$72,755	$(34,112)	$68,028	$62,831
Reserve for rebates	8,996	38,357	(13,428)	33,925	25,860
The fiscal 2007 increase in our reserve for product returns was due to higher revenue and the establishment of reserves for QuickBooks Payroll in connection with its entrance into the retail channel. The fiscal 2007 increase in our reserve for rebates was due to an increase in rebate promotions compared with fiscal 2006, including the use of instant rebates rather than mail-in rebates for a TurboTax and Quicken shared promotion.
Off-Balance Sheet Arrangements
At January 31, 2007, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
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
As described above in “Liquidity and Capital Resources – Digital Insight Acquisition,” in connection with our acquisition of Digital Insight we entered into a $1.0 billion unsecured bridge credit facility that expires on February 5, 2008. At our election, advances under this bridge facility accrue interest at rates that are equal to Citibank’s base rate plus 0.05% or the London InterBank Offered Rate (LIBOR) plus 0.45%. On February 6, 2007 we borrowed the entire $1.0 billion available under the bridge credit facility at an initial interest rate of 5.77% to pay a portion of the Digital Insight purchase price. Based on this initial interest rate, our maximum commitment for interest under the bridge credit facility is approximately $57.7 million. Subject to market conditions, we intend to refinance the bridge credit facility with longer-term non-convertible debt during the third quarter of fiscal 2007.
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
SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”
In February 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new standard does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157, “Fair Value Measurements,” and SFAS 107, “Disclosures about Fair Value of Financial Instruments.” SFAS 159 is effective as of the start of fiscal years beginning after November 15, 2007. Early adoption is permitted. We are in the process of evaluating this standard and therefore have not yet determined the impact that the adoption of SFAS 159 will have on our financial position, results of operations or cash flows.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Investments
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
Interest Rate Risk
Our cash equivalents and our portfolio of investments and funds held for payroll customers are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents, investments and funds held for payroll customers and the value of those investments. Should the Federal Reserve Target Rate increase by 10% or about 53 basis points from the levels of January 31, 2007, the value of our investments and funds held for payroll customers would decline by approximately $1.2 million. Should interest rates increase by 100 basis points from the levels of January 31, 2007, the value of our investments and funds held for payroll customers would decline by approximately $2.2 million.
Derivative Instruments
In December 2006 we entered into a $500 million notional amount five-year forward starting swap and a $500 million notional amount 10-year forward starting swap designated as cash flow hedges of the interest payments on fixed-rate non-convertible debt we intend to issue in the third quarter of fiscal 2007 to refinance the bridge credit facility we arranged in connection with our February 2007 acquisition of Digital Insight Corporation. See Note 5 to the financial statements. Under these interest rate swap contracts, we make fixed-rate interest payments and receive variable-rate interest payments based on the London Interbank Offered Rate (LIBOR). The effect of these swaps is to offset changes in the fixed rate between the date we entered into the interest rate swaps and the expected issuance date of the debt. The unrealized gains of $22.3 million ($13.5 million net of tax) related to changes in the value of the interest rate swaps during the three months ended January 31, 2007 were included net of tax in other comprehensive income on our balance sheet. Once we issue the fixed-rate debt, the interest rate swaps will be settled and the cumulative gains or losses related to changes in their value at that time will be amortized using the effective yield method as an adjustment of interest expense over the term of the related debt in our statements of operations. At January 31, 2007, the fair values of the interest rate swaps designated as hedges of our future debt totaled $22.3 million and were included in other current assets on our balance sheet.
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
Since we translate foreign currencies (primarily Canadian dollars and British pounds) into U.S. dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations on our financial results has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant because our international subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of January 31, 2007, we did not engage in foreign currency hedging activities.

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

PART II
ITEM 1
LEGAL PROCEEDINGS
See Note 11 to the financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of legal proceedings.

ITEM 1A
RISK FACTORS
This report contains forward-looking statements regarding our business and expected future performance, and we are subject to many risks and uncertainties that may materially affect our business and future performance. All statements in this report, other than statements that are purely historical, are forward-looking statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “forecasts,” “estimates,” “seeks,” and similar expressions also identify forward-looking statements. In this report, forward-looking statements include, without limitation, the following:
•	our expectations and beliefs regarding future conduct and growth of the business;

•	the assumptions underlying our Critical Accounting Policies and Estimates, including our estimates regarding product rebate and return reserves; assumptions used to estimate the fair value of share-based compensation; and expected future amortization of purchased intangible assets;

•	our beliefs regarding collection of principal and interest on certain debt securities we hold;

•	our belief that our exposure to currency exchange fluctuation risk will not be significant in the future;

•	our belief that our income tax valuation allowance is sufficient;

•	our belief that our cash, cash equivalents and investments will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months;

•	our expectations regarding research and development efforts and expenses and the introduction of new or complementary products and related services and features;

•	our beliefs regarding trends for our Consumer Tax and Professional Tax segments;

•	our expectations regarding deferral and recognition of revenue in future quarters;

•	our assessments and beliefs regarding the future outcome of pending legal proceedings and the liability, if any, that Intuit may incur as a result of those proceedings;

•	our expectations regarding the costs and other effects of acquisition and disposition transactions, and the closing of those transactions;

•	our expectations regarding the refinancing of a bridge loan with longer-term non-convertible debt; and

•	the expected effects of the adoption of new accounting standards.
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
We have formidable competitors, and we expect competition to remain intense during fiscal 2007 and beyond. The number, resources and sophistication of the companies with whom we compete have increased as we continue to expand our product and service offerings. Our competitors may introduce new and improved products and services, bundle new offerings with market-leading products, reduce prices, gain better access to distribution channels, advertise aggressively or beat us to market with new products and services. We also face growing competition from providers of free online accounting, bookkeeping, tax, banking and other business-related services. Any of these competitive actions taken over any prolonged period could diminish our revenue and profitability and could affect our ability to keep existing customers and acquire new customers. Some additional competitive factors that may impact our businesses are discussed below.
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
•	Federal Government. Agencies of the U.S. government have made several attempts during the two most recent presidential administrations to initiate a program to offer taxpayers free online tax preparation and filing services. However, in October 2002 the Internal Revenue Service agreed not to provide its own competing tax software product or service so long as participants in a consortium of tax preparation software companies, including Intuit, agreed to provide web-based federal tax preparation and filing services at no cost to qualified taxpayers under an arrangement called the Free File Alliance. In October 2005 the IRS and the Free File Alliance signed a new four-year agreement that continues to restrict the IRS from entering the tax preparation business. This agreement specifies the category of taxpayers eligible to receive free services and places limits on the ability of participating companies to target their free offering to more than 50% of all U.S. taxpayers. The Free File Alliance has kept the federal government from being a direct competitor to our tax offerings in the past. However, it has also fostered additional web-based competition and could cause us to lose significant revenue opportunities from our Consumer Tax customer base. Companies have used the Free File Alliance and its position on the IRS web site as a marketing tool by giving away free services at the federal level and attempting to make money by selling state filing and other services, which has intensified competition. In addition, persons who formerly have paid for our products may elect to use our or our competitors’ unpaid federal offering instead. The IRS has the right to terminate the agreement with the Free File Alliance upon 24 months written notice. If the IRS were to terminate the agreement and elect to provide government software and electronic filing services to taxpayers at no charge, or if other governmental bodies were to significantly alter the Free File Alliance or require the provision of government tax filing services directly to taxpayers, our revenue and profits could suffer. See the discussion on the Free File Alliance in Item 1, “Business – Competition.”

•	State Governments. State taxing authorities have also actively pursued various strategies to provide free online tax return preparation and electronic filing services for state taxpayers. As of July 31, 2006, 21 states had entered into agreements with the private sector based on the federal Free File Alliance agreement and had agreed to discontinue or otherwise not provide direct government tax preparation services. However, 20 other states, including California, have directly offered their own online tax preparation and filing services to taxpayers. For example, for the 2004 and 2005 tax years California tested a limited pilot program under which a state-operated electronic system automatically prepared and filed approximately 10,000 state income tax returns with no individual transaction charge to those taxpayers. In August 2005 the California legislature enacted a law restricting the extension of this program beyond the 2005 tax year. Notwithstanding this law, the California Franchise Tax Board voted in December 2006 to renew and expand the program for tax year 2007. Similar programs in other states could also be introduced or expanded in the future. These publicly sponsored programs could cause us to lose customers to free offerings and enable competitors to gain market share at our expense by using participation in the free alliances as an effective tool to attract customers to ancillary paid offerings. Given the efficiencies that electronic tax filing provides to taxing authorities, we anticipate that governmental competition will present a continued competitive threat to our business for the foreseeable future.

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
Financial Institutions. In February 2007 we completed the acquisition of Digital Insight Corporation (Digital Insight), which provides outsourced online banking applications and services to banks, credit unions and savings and loan associations. We now compete with several companies that provide these services to financial institutions. The market for online banking services is highly competitive and fragmented with many providers. We face competition from two main sources: other companies similar to Digital Insight that offer outsourced Internet banking offerings, and vendors of data processing services to financial institutions. Also, vendors that primarily target the largest financial institutions occasionally compete in our target market. In some instances, we also compete with companies with whom we have referral or reseller relationships. Some of our current and potential competitors have longer operating histories and may be in a better position to produce and market their services due to their greater technical, marketing and other resources, as well as their greater name recognition and larger installed bases of customers. In addition, many of our competitors have well-established relationships with our current and potential financial institution customers and data processing vendors and have extensive knowledge of our industry.
As we negotiate the renewal of long-term service contracts with current customers, we may be subject to competitive pressures and other factors that may require concessions on pricing and other material contract terms to induce the customer to remain with us. We depend on our financial institution clients to market and promote our products to their end user customers, but these efforts may not be successful, and we may not be able to persuade potential customers to adopt our solutions in place of financial institutions’ own proprietary solutions or offerings by third parties. If we are unable to compete effectively with other online banking service providers, our business results may suffer.
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
Risks associated with our financial institutions business may harm our results of operations and financial condition.
In February 2007 we completed the acquisition of Digital Insight, a provider of online banking services and applications to financial institutions. This new financial institutions business is subject to several risks, including the following:
•	consolidation among core data processing vendors may affect our reseller and revenue-sharing agreements with certain core processor organizations or reduce the likelihood of extending our agreements at expiration;

•	the systems that support our online banking offerings will require additional modifications and improvements to respond to current and future changes in our business, and if we fail to implement appropriate systems, procedures, controls and necessary modifications and improvements to these systems, our business will suffer;

•	unless our online banking offerings are successfully deployed and marketed by a significant number of financial institutions and achieve widespread market acceptance by their end user customers for a significant period of time, our business may suffer;

•	if we are unable to integrate third-party software in a fully functional manner for our clients, we may experience difficulties that could delay or prevent the successful development, introduction or marketing of our services;

•	if any of our products fail to be supported by financial institutions’ data processing vendors, we would have to redesign our products to suit these financial institutions, and we cannot assure that any redesign could be accomplished in a cost-effective or timely manner, and we could experience higher implementation costs or the loss of current and potential customers;

•	the financial institutions business experiences lengthy sales cycles for a variety of reasons, which could cause us to expend substantial employee and management resources without making a sale or could cause our operating results to fall short of anticipated levels for a particular quarter;

•	the financial services industry is subject to extensive and complex federal and state regulation, and our financial institution customers must ensure that our services and related products work within the regulatory requirements applicable to them;

•	government authorities could adopt laws, rules or regulations that affect our financial institutions business, such as requirements related to data, record keeping and processing, which could make our business more costly, burdensome, less efficient or impossible, and require us to modify our current or future products or services; and

•	consolidation of the banking and financial services industry could result in a smaller market for our products and services, may cause us to lose relationships with key customers, or may result in a change in the technological infrastructure of the combined entity, which may make it difficult to integrate our offerings.
Our acquisition and divestiture activities could disrupt our ongoing business, may involve increased expenses, and may present risks not contemplated at the time of the transactions.
We have acquired and may continue to acquire companies, products and technologies that complement our strategic direction. In February, we completed the acquisition of Digital Insight for total consideration of approximately $1.35 billion including the value of assumed vested options, and we recently announced that we have agreed to acquire Electronic Clearing House, Inc. for total consideration of approximately $142 million. Acquisitions involve significant risks and uncertainties, including:
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
Acquisitions and divestitures are inherently risky. We can not be certain that our previous, pending or future transactions will be successful and will not materially adversely affect the conduct, operating results or financial condition of our business. Many transactions are subject to closing conditions, which may not be satisfied, and transactions may not be successfully completed even after their public announcement. We have generally paid cash for our recent acquisitions. These transactions may involve further use of our cash resources, the issuance of equity or debt securities, the incurrence of other forms of debt, the amortization of expenses related to intangible assets, or potential future impairment charges related to goodwill that we record on our balance sheet, which will be subject to annual testing in the future, any of which could harm our financial condition and results of operations. In particular, we will allocate a portion of the purchase price for Digital Insight to goodwill, which could be subject to potential future impairment charges, and we will also allocate a portion of the purchase price to identified intangible assets, which we expect to amortize over a period of three to five years. Further, we funded $1.0 billion of the purchase price of Digital Insight with the proceeds of a bridge credit facility with institutional lenders. The use of debt to fund acquisitions or for other purposes significantly increases our interest expense and leverage. If we issue equity securities as consideration in an acquisition, current stockholders’ percentage ownership and earnings per share may be diluted.
In February 2007 we announced that we had entered into a definitive agreement to sell certain assets related to our Complete Payroll and Premier Payroll Service businesses to ADP for a maximum price of approximately $135 million. Because the final purchase price is contingent upon, among other things, the number of customers that transition to ADP, the price could be materially less than the maximum if we do not successfully implement the transition process. We also expect to recognize any gain on the sale of these assets over a period of several quarters. We may continue to incur significant expenses of servicing customers prior to any transition.
We have borrowed $1.0 billion to fund the acquisition of Digital Insight and may incur other debt in the future, which could adversely affect our financial condition and results of operations.
In connection with the acquisition of Digital Insight, we have borrowed $1.0 billion under the terms of a bridge credit facility. Subject to market conditions, we intend to replace this credit facility in the third quarter of fiscal 2007 with longer term non-convertible debt. We have also received commitment letters from certain institutional lenders for a five-year revolving credit facility, which we expect to enter into in the third quarter of fiscal 2007, in a maximum principal amount of $500 million. Although we have no current plans to request any advances under this credit facility, we may use the proceeds of any future borrowing for general corporate purposes or for future acquisitions or expansion of our business.
We have not previously incurred substantial amounts of debt for borrowed money, and our incurrence of this debt may adversely affect our operating results and financial condition by, among other things:
•	increasing our vulnerability to downturns in our business, to competitive pressures and to adverse economic and industry conditions;

•	requiring the dedication of a portion of our expected cash from operations to service our indebtedness, thereby reducing the amount of expected cash flow available for other purposes, including capital expenditures and acquisitions; and

•	limiting our flexibility in planning for, or reacting to, changes in our business and our industry.
Our current short-term credit facility imposes, and the terms of any future credit facilities may impose, restrictions on us, including restrictions on our ability to create liens on our assets and the ability of our subsidiaries to incur indebtedness, and require us to maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control. In addition, we expect that our anticipated long-term non-convertible debt will include covenants that may adversely affect our ability to incur certain liens or engage in certain types of sale and leaseback transactions. If we breach any of the covenants under our long-term debt or our credit facilities and do not obtain a waiver from the lenders, then, subject to applicable cure periods, our outstanding indebtedness could be declared immediately due and payable.
In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities. If our credit ratings are downgraded or other negative action is taken, the interest rate payable by us under our credit facility would increase. In addition, any downgrades in our credit ratings could affect our ability to obtain additional financing in the future and may affect the terms of any such financing.
Third parties claiming that we infringe their proprietary rights could cause us to incur significant legal expenses and prevent us from selling our products.
From time to time, we have received claims that we have infringed the intellectual property rights of others. As the number of products in the software industry increases and the functionality of these products further overlap, and as we acquire technology through acquisitions or licenses, we believe that we may become increasingly subject to infringement claims, including patent, copyright, and trademark infringement claims. We expect that software products in general will increasingly be subject to these claims as the number of products and competitors increase, the functionality of products overlap and as the patenting of software functionality continues to grow. We have, from time to time, received allegations of patent infringement claims in the past and may receive more claims in the future based on allegations that our products infringe upon patents held by third parties. Some of these claims are currently the subject of pending litigation against us and against some of our OEM customers. These claims may involve patent holding companies or other adverse patent owners who have no relevant product revenues of their own, and against whom our own patents may provide little or no deterrence. Future claims could present an exposure of uncertain magnitude. The ultimate outcome of any allegation is uncertain and, regardless of outcome, any such claim, with or without merit, could be time consuming to defend, result in costly litigation, divert management’s time and attention from our business, require us to stop selling, to delay shipping or to redesign our products, or require us to pay monetary damages for royalty or licensing arrangements, or to satisfy indemnification obligations that we have with some of our customers. Our failure to obtain necessary license or other rights, or litigation arising out of intellectual property claims could adversely affect our business.
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

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
Stock repurchase activity during the three months ended January 31, 2007 was as follows:

			Total Number	Approximate
			of Shares	Dollar Value of
	Total Number	Average	Purchased as	Shares That May
	of Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plans

November 1, 2006 through	—	$—	—	$506,594,054
November 30, 2006

December 1, 2006 through	4,280,000	$31.03	4,280,000	$373,765,951
December 31, 2006

January 1, 2007 through	2,380,000	$30.48	2,380,000	$301,221,272
January 31, 2007

Total	6,660,000	$30.84	6,660,000

Notes:

1.	Share figures above reflect Intuit’s July 2006 two-for-one stock split. See Note 1 and Note 10 to the financial statements.

2.	All shares purchased as part of publicly announced plans during the three months ended January 31, 2007 were purchased under our sixth and seventh repurchase programs. Our sixth repurchase program was announced on November 16, 2005 and was completed during the three months ended January 31, 2007 when all authorized funds were expended. On May 17, 2006 we announced a seventh stock repurchase program under which we are authorized to repurchase up to $500.0 million of our common stock from time to time over a three-year period ending on May 14, 2009. No authorized funds remain under our first six stock repurchase programs. For additional information about Intuit’s historical stock repurchase activities, see Note 10 to the financial statements.

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At Intuit’s Annual Meeting of Stockholders held on December 15, 2006, our stockholders voted as follows on the proposals below:
1.	Proposal to elect directors:

	For	Withheld
Stephen M. Bennett	311,260,248	8,466,864

Christopher W. Brody	309,847,296	9,879,816

William V. Campbell	309,535,777	10,191,335

Scott D. Cook	309,657,613	10,069,499

L. John Doerr	309,429,567	10,297,545

Diane B. Greene	317,059,867	2,667,245

Michael R. Hallman	309,539,069	10,188,043

Dennis D. Powell	317,115,811	2,611,301

Stratton D. Sclavos	223,675,161	95,051,951
All nine nominees were elected to the board of directors.
2.	Proposal to ratify the selection of Ernst & Young LLP as Intuit’s independent registered public accounting firm for fiscal 2007:

For	317,729,441
Against	191,657
Abstain	1,806,013
Broker Non-Votes	0
3.	Proposal to approve amendment of Intuit’s 2005 Equity Incentive Plan:

For	225,021,963
Against	65,858,556
Abstain	2,181,817
Broker Non-Votes	26,664,776
4.	Proposal to approve amendment of Intuit’s Employee Stock Purchase Plan:

For	257,217,724
Against	33,857,586
Abstain	1,951,686
Broker Non-Votes	26,700,116

ITEM 5
OTHER INFORMATION
On February 2, 2007, we entered into a definitive agreement to sell certain assets related to our Complete Payroll and Premier Payroll Service businesses to Automatic Data Processing, Inc. (ADP) for a price of up to approximately $135 million in cash. The final purchase price is contingent upon, among other things, the number of customers that transition to ADP. The assets were part of our Payroll and Payments segment. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we have not accounted for this transaction as a discontinued operation because the operations and cash flows of the assets could not be clearly distinguished, operationally or for financial reporting purposes, from the rest of the entity. The transaction is expected to close during the third quarter of fiscal 2007 and the gain on the sale of the assets will be recognized as customers are transitioned pursuant to the agreement.

ITEM 6
EXHIBITS
We have filed the following exhibits as part of this report:

Exhibit		Filed	Incorporated by
Number	Exhibit Description	Herewith	Reference
10.01	Agreement and Plan of Merger by and among Intuit Inc., Durango Acquisition Corporation and Digital Insight Corporation (incorporated by reference to Exhibit 2.1 of Form 8-K (File No. 000-27459) filed by Digital Insight Corporation on November 30, 2006) †		X

10.02+	Intuit Inc. 2005 Equity Incentive Plan as amended on October 24, 2006 (incorporated by reference to Exhibit 99.01 of the registration statement on Form S-8 (Registration No. 333-139452) filed by the Registrant on December 18, 2006)		X

10.03+	Intuit Inc. Employee Stock Purchase Plan as amended on October 24, 2006 (incorporated by reference to Exhibit 99.02 of the registration statement on Form S-8 (Registration No. 333-139452) filed by the Registrant on December 18, 2006)		X

10.04	Bridge Credit Agreement dated as of January 31, 2007, by and among Intuit Inc., the Lenders parties thereto, Chase Lincoln First Commercial Corporation, as syndication agent, and Citicorp North America, Inc., as administrative agent (incorporated by reference to Exhibit 10.01 of Form 8-K filed by the Registrant on February 1, 2007)		X

10.05+	Employment Offer Letter dated November 29, 2006 between Intuit Inc. and Jeffrey Stiefler (incorporated by reference to Exhibit 10.01 of Form 8-K filed by the Registrant on February 7, 2007)		X

10.06+	Form of Performance-based Restricted Stock Unit Agreement for key employees of Digital Insight (incorporated by reference to Exhibit 10.02 of Form 8-K filed by the Registrant on February 7, 2007)		X

10.07+	Share Repurchase Agreement dated February 27, 2007 between Stephen M. Bennett and Intuit (incorporated by reference to Exhibit 10.01 of Form 8-K filed by the Registrant on February 28, 2007)		X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01	Section 1350 Certification (Chief Executive Officer)	X

32.02	Section 1350 Certification (Chief Financial Officer)	X

†	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Intuit Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)
Date: March 2, 2007	By:	/s/ KIRAN M. PATEL
Kiran M. Patel
Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Filed	Incorporated by
Number	Exhibit Description	Herewith	Reference
10.01	Agreement and Plan of Merger by and among Intuit Inc., Durango Acquisition Corporation and Digital Insight Corporation (incorporated by reference to Exhibit 2.1 of Form 8-K (File No. 000-27459) filed by Digital Insight Corporation on November 30, 2006) †		X

10.02+	Intuit Inc. 2005 Equity Incentive Plan as amended on October 24, 2006 (incorporated by reference to Exhibit 99.01 of the registration statement on Form S-8 (Registration No. 333-139452) filed by the Registrant on December 18, 2006)		X

10.03+	Intuit Inc. Employee Stock Purchase Plan as amended on October 24, 2006 (incorporated by reference to Exhibit 99.02 of the registration statement on Form S-8 (Registration No. 333-139452) filed by the Registrant on December 18, 2006)		X

10.04	Bridge Credit Agreement dated as of January 31, 2007, by and among Intuit Inc., the Lenders parties thereto, Chase Lincoln First Commercial Corporation, as syndication agent, and Citicorp North America, Inc., as administrative agent (incorporated by reference to Exhibit 10.01 of Form 8-K filed by the Registrant on February 1, 2007)		X

10.05+	Employment Offer Letter dated November 29, 2006 between Intuit Inc. and Jeffrey Stiefler (incorporated by reference to Exhibit 10.01 of Form 8-K filed by the Registrant on February 7, 2007)		X

10.06+	Form of Performance-based Restricted Stock Unit Agreement for key employees of Digital Insight (incorporated by reference to Exhibit 10.02 of Form 8-K filed by the Registrant on February 7, 2007)		X

10.07+	Share Repurchase Agreement dated February 27, 2007 between Stephen M. Bennett and Intuit (incorporated by reference to Exhibit 10.01 of Form 8-K filed by the Registrant on February 28, 2007)		X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01	Section 1350 Certification (Chief Executive Officer)	X

32.02	Section 1350 Certification (Chief Financial Officer)	X

†	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Intuit Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

+	Indicates a management contract or compensatory plan or arrangement.