Form 10-Q
period 2007-04-30
INTUIT INC
filed 2007-05-30
CIK 896878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2007
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 336,743,715 shares of Common Stock, $0.01 par value, were outstanding at May 23, 2007.

INTUIT INC.
FORM 10-Q
INDEX
Intuit, the Intuit logo, QuickBooks, TurboTax, Lacerte, ProSeries, Digital Insight and Quicken, among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. QuickBooks: Simple Start Edition, Innovative Merchant Solutions, QuickTax, TaxWiz and ProFile, among others, are trademarks and/or service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners.

PART I
ITEM 1
FINANCIAL STATEMENTS
INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
(In thousands, except per share amounts; unaudited)	2007	2006	2007	2006

Net revenue:
Product	$489,620	$420,201	$1,251,579	$1,159,734
Service and other	664,777	532,402	1,028,196	839,644

Total net revenue	1,154,397	952,603	2,279,775	1,999,378

Costs and expenses:
Cost of revenue:
Cost of product revenue	43,729	43,667	149,325	147,837
Cost of service and other revenue	95,095	64,264	233,760	186,905
Amortization of purchased intangible assets	13,817	2,289	18,708	8,001
Selling and marketing	216,514	187,654	593,052	531,987
Research and development	119,132	97,335	354,820	294,699
General and administrative	77,685	74,009	223,679	202,901
Acquisition-related charges	9,660	3,278	14,836	10,590

Total costs and expenses	575,632	472,496	1,588,180	1,382,920

Operating income from continuing operations	578,765	480,107	691,595	616,458
Interest expense	(12,823)	—	(12,823)	—
Interest and other income	10,967	9,070	32,303	20,940
Gains on marketable equity securities and other investments, net	347	79	1,568	7,373

Income from continuing operations before income taxes	577,256	489,256	712,643	644,771
Income tax provision	208,634	190,229	257,039	247,864
Minority interest, net of tax	271	379	821	623

Net income from continuing operations	368,351	298,648	454,783	396,284
Net income (loss) from discontinued operations	(1,140)	—	(1,140)	39,533

Net income	$367,211	$298,648	$453,643	$435,817

Basic net income per share from continuing operations	$1.08	$0.87	$1.32	$1.14
Basic net income (loss) per share from discontinued operations	—	—	—	0.11

Basic net income per share	$1.08	$0.87	$1.32	$1.25

Shares used in basic per share calculation	339,495	343,670	344,351	349,656

Diluted net income per share from continuing operations	$1.04	$0.84	$1.27	$1.09
Diluted net income (loss) per share from discontinued operations	—	—	—	0.11

Diluted net income per share	$1.04	$0.84	$1.27	$1.20

Shares used in diluted per share calculation	351,686	355,918	357,767	362,226

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	July 31,
(In thousands; unaudited)	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$264,573	$179,601
Investments	1,100,529	1,017,599
Accounts receivable, net	190,776	97,797
Income taxes receivable	471	64,178
Deferred income taxes	58,877	47,199
Prepaid expenses and other current assets	58,895	53,357

Current assets before funds held for payroll customers	1,674,121	1,459,731
Funds held for payroll customers	259,086	357,299

Total current assets	1,933,207	1,817,030

Property and equipment, net	254,128	194,434
Goodwill	1,569,009	504,991
Purchased intangible assets, net	326,496	59,521
Long-term deferred income taxes	63,614	144,697
Loans to officers	8,865	8,865
Other assets	58,037	40,489

Total assets	$4,213,356	$2,770,027

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$129,343	$70,808
Accrued compensation and related liabilities	153,231	171,903
Deferred revenue	244,356	293,113
Income taxes payable	191,559	33,560
Other current liabilities	252,034	89,291

Current liabilities before payroll customer fund deposits	970,523	658,675
Payroll customer fund deposits	259,086	357,299

Total current liabilities	1,229,609	1,015,974

Long-term debt	997,777	—
Other long-term obligations	41,681	15,399

Total liabilities	2,269,067	1,031,373

Commitments and contingencies
Minority interest	967	568

Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	2,207,665	2,092,914
Treasury stock, at cost	(2,287,815)	(1,944,036)
Accumulated other comprehensive income	3,858	1,084
Retained earnings	2,019,614	1,588,124

Total stockholders’ equity	1,943,322	1,738,086

Total liabilities and stockholders’ equity	$4,213,356	$2,770,027

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			Other		Total
	Common Stock		Paid In	Treasury	Deferred	Comprehensive	Retained	Stockholders’
(Dollars in thousands; unaudited)	Shares	Amount	Capital	Stock	Compensation	Income (Loss)	Earnings	Equity

Balance at July 31, 2006	344,170,779	$3,442	$2,089,472	$(1,944,036)	$—	$1,084	$1,588,124	$1,738,086
Components of comprehensive income:
Net income	—	—	—	—	—	—	453,643	453,643
Other comprehensive income, net of tax	—	—	—	—	—	2,774	—	2,774

Comprehensive net income	—	—	—	—	—	—	—	456,417
Issuance of common stock upon exercise of options — post-split	7,081,403	71	10,202	145,184	—	—	(23,301)	132,156
Issuance of common stock pursuant to vesting of restricted stock units — post-split	1,927	—	—	42	—	—	(42)	—
Issuance of common stock pursuant to Employee Stock Purchase Plan — post-split	757,704	7	—	17,575	—	—	1,190	18,772
Assumed vested stock options from purchase acquisitions	—	—	13,898	—	—	—	—	13,898
Stock repurchases under stock repurchase programs — post-split	(17,083,600)	(171)	—	(506,422)	—	—	—	(506,593)
Repurchase of vested restricted stock — post-split	(5,362)	—	—	(158)	—	—	—	(158)
Tax benefit from employee stock option transactions	—	—	32,109	—	—	—	—	32,109
Share-based compensation	—	—	58,756	—	—	—	—	58,756
Other	—	—	(121)	—	—	—	—	(121)

Balance at April 30, 2007	334,922,851	$3,349	$2,204,316	$(2,287,815)	$—	$3,858	$2,019,614	$1,943,322

						Accumulated
			Additional			Other		Total
	Common Stock		Paid In	Treasury	Deferred	Comprehensive	Retained	Stockholders’
(Dollars in thousands; unaudited)	Shares	Amount	Capital	Stock	Compensation	Income (Loss)	Earnings	Equity

Balance at July 31, 2005	179,270,062	$1,793	$1,976,161	$(1,557,833)	$(16,283)	$174	$1,291,487	$1,695,499
Reclassification of deferred compensation balance upon adoption of SFAS 123(R)	—	—	(16,283)	—	16,283	—	—	—
Components of comprehensive income:
Net income	—	—	—	—	—	—	435,817	435,817
Other comprehensive income, net of tax	—	—	—	—	—	2,308	—	2,308

Comprehensive net income								438,125
Issuance of common stock upon exercise of options and other — pre-split	6,249,588	62	—	285,931	—	—	(84,473)	201,520
Issuance of common stock pursuant to Employee Stock Purchase Plan — pre-split	399,419	4	—	18,277	—	—	(2,255)	16,026
Stock repurchases under stock repurchase programs — pre-split	(15,426,913)	(154)	—	(779,831)	—	—	—	(779,985)
Tax benefit from employee stock option transactions	—	—	46,109	—	—	—	—	46,109
Share-based compensation (1)	—	—	55,641	—	—	—	—	55,641

Balance at April 30, 2006	170,492,156	$1,705	$2,061,628	$(2,033,456)	$—	$2,482	$1,640,576	$1,672,935

(1)	Includes $55,364 for continuing operations and $277 for Intuit Information Technology Solutions discontinued operations.
Note: We effected a two-for-one stock split in the form of a 100% stock dividend on July 6, 2006.
See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
(In thousands)	2007	2006	2007	2006
Cash flows from operating activities:
Net income	$367,211	$298,648	$453,643	$435,817
Net (income) loss from discontinued operations	1,140	—	1,140	(39,533)

Net income from continuing operations	368,351	298,648	454,783	396,284
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation	25,230	23,117	68,566	68,878
Acquisition-related charges	9,660	3,278	14,836	10,590
Amortization of purchased intangible assets	13,817	2,289	18,708	8,001
Amortization of purchased intangible assets to cost of service and other revenue	1,449	2,526	6,754	6,816
Share-based compensation	20,585	17,191	58,756	55,364
Amortization of premiums and discounts on available-for-sale debt securities	939	720	2,900	2,786
Net gains on marketable equity securities and other investments	(347)	(79)	(1,568)	(7,373)
Deferred income taxes	(2,376)	(33,670)	(11,775)	(35,278)
Tax benefit from share-based compensation plans	2,679	17,033	32,109	46,109
Excess tax benefit from share-based compensation plans	(1,511)	(9,564)	(18,231)	(22,949)
Other	19	218	762	919

Subtotal	438,495	321,707	626,600	530,147

Changes in operating assets and liabilities:
Accounts receivable	155,895	174,665	(56,989)	(58,186)
Prepaid expenses, taxes and other current assets	35,956	2,802	44,683	35,172
Accounts payable	(23,509)	(33,146)	25,461	26,456
Accrued compensation and related liabilities	(6,310)	14,485	(40,036)	(5,997)
Deferred revenue	(56,159)	(36,607)	(53,886)	(59,669)
Income taxes payable	155,045	209,478	157,747	201,050
Other liabilities	8,821	5,643	111,085	62,645

Total changes in operating assets and liabilities	269,739	337,320	188,065	201,471

Net cash provided by operating activities of continuing operations	708,234	659,027	814,665	731,618
Net cash provided by operating activities of discontinued operations	—	—	—	14,090

Net cash provided by operating activities	708,234	659,027	814,665	745,708

Cash flows from investing activities:
Purchases of available-for-sale debt securities	(1,097,727)	(589,772)	(1,978,305)	(1,271,564)
Liquidation of available-for-sale debt securities	454,408	227,940	1,440,155	1,054,222
Maturity of available-for-sale debt securities	391,148	42,756	452,762	95,196
Proceeds from the sale of marketable equity securities	—	5,765	858	10,000
Net change in funds held for payroll customers’ money market funds and other cash equivalents	152,688	15,218	98,213	(50,952)
Purchases of property and equipment	(36,402)	(11,539)	(89,308)	(59,451)
Proceeds from sale of property	—	2,692	22	3,026
Change in other assets	(1,556)	655	(8,260)	(5,724)
Net change in payroll customer fund deposits	(152,688)	(15,218)	(98,213)	50,952
Acquisitions of businesses and intangible assets, net of cash acquired	(1,207,283)	(2,977)	(1,269,276)	(36,858)
Deposit from acquirer of outsourced payroll assets	44,312	—	44,312	—

Net cash used in investing activities of continuing operations	(1,453,100)	(324,480)	(1,407,040)	(211,153)
Net cash provided by investing activities of discontinued operations	—	—	20,989	171,833

Net cash used in investing activities	(1,453,100)	(324,480)	(1,386,051)	(39,320)

Cash flows from financing activities:
Proceeds from bridge credit facility	1,000,000	—	1,000,000	—
Retirement of bridge credit facility	(1,000,000)	—	(1,000,000)	—
Issuance of long-term debt, net of discounts	997,755	—	997,755	—
Net proceeds from issuance of common stock under stock plans	26,731	69,995	150,928	217,546
Purchase of treasury stock	(301,378)	(285,004)	(506,751)	(779,985)
Excess tax benefit from share-based compensation plans	1,511	9,564	18,231	22,949
Debt issuance costs and other	(6,307)	(450)	(7,622)	(1,344)

Net cash provided by (used in) financing activities	718,312	(205,895)	652,541	(540,834)

Effect of exchange rates on cash and cash equivalents	4,799	1,611	3,817	3,573

Net increase (decrease) in cash and cash equivalents	(21,755)	130,263	84,972	169,127
Cash and cash equivalents at beginning of period	286,328	122,706	179,601	83,842

Cash and cash equivalents at end of period	$264,573	$252,969	$264,573	$252,969

See accompanying notes.

INTUIT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Intuit Inc. provides business, financial management and tax solutions for small businesses, consumers, and accounting professionals. Our flagship software products include QuickBooks, TurboTax, Lacerte, ProSeries and Quicken. On February 6, 2007 we acquired Digital Insight Corporation, a provider of outsourced online banking applications and services to banks, credit unions and savings and loan associations. Founded in 1983 and headquartered in Mountain View, California, we sell our products and services primarily in the United States. At April 30, 2007, we had approximately 8,300 employees in the United States and internationally in Canada, the United Kingdom and other locations.
Basis of Presentation
The condensed consolidated financial statements include the financial statements of Intuit and its wholly owned subsidiaries. We have included Digital Insight’s results of operations in our consolidated results of operations from the date of acquisition. See Note 5. Digital Insight’s accounting policies are consistent with those described in the summary of significant accounting policies in Note 1 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended July 31, 2006. We have eliminated all significant intercompany balances and transactions in consolidation. The condensed consolidated financial statements also include the financial position, results of operations and cash flows of Superior Bankcard Services, LLC (SBS), an entity that acquires merchant accounts for our Innovative Merchant Solutions business. We are allocated 51% of the earnings and losses of this entity and 100% of the losses in excess of the minority interest capital balances. We therefore eliminate the portion of the SBS financial results that pertain to the minority interests on a separate line in our statements of operations and on our balance sheets.
We have reclassified certain amounts previously reported in our financial statements to conform to the current presentation, including amounts related to discontinued operations and reportable segments. We have also combined other revenue and cost of other revenue with service revenue and cost of service revenue because other revenue was less than 5% of total net revenue for the three and nine months ended April 30, 2007 and 2006.
Our Board of Directors authorized a two-for-one stock split which was effected in the form of a 100% stock dividend on July 6, 2006. All share and per share figures in the statements of operations and the notes to the financial statements retroactively reflect this stock split.
We have included all normal recurring adjustments and the adjustments for discontinued operations that we considered necessary to give a fair presentation of our operating results for the periods presented. These condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2006. Results for the three and nine months ended April 30, 2007 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2007 or any other future period.
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

Computation of Net Income (Loss) Per Share
We compute basic net income or loss per share using the weighted average number of common shares outstanding during the period. We compute diluted net income per share using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of the shares issuable upon the exercise of stock options and upon the vesting of restricted stock units (RSUs) under the treasury stock method. In loss periods, basic net loss per share and diluted net loss per share are identical since the effect of potential common shares is anti-dilutive and therefore excluded.
We include stock options with combined exercise prices and unrecognized compensation expense that are less than the average market price for our common stock, and RSUs with unrecognized compensation expense that is less than the average market price for our common stock, in the calculation of diluted net income per share. We exclude stock options with combined exercise prices and unrecognized compensation expense that are greater than the average market price for our common stock, and RSUs with unrecognized compensation expense that is greater than the average market price for our common stock, from the calculation of diluted net income per share because their effect is anti-dilutive. Under the treasury stock method, the amount that must be paid to exercise stock options, the amount of compensation expense for future service that we have not yet recognized for stock options and RSUs, and the amount of tax benefits that will be recorded in additional paid-in capital when the awards become deductible are assumed to be used to repurchase shares.

The following table presents the composition of shares used in the computation of basic and diluted net loss per share for the periods indicated.

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
(In thousands, except per share amounts)	2007	2006	2007	2006

Numerator:
Net income from continuing operations	$368,351	$298,648	$454,783	$396,284
Net income (loss) from discontinued operations	(1,140)	—	(1,140)	39,533

Net income	$367,211	$298,648	$453,643	$435,817

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	339,495	343,670	344,351	349,656

Shares used in diluted per share amounts:
Weighted average common shares outstanding	339,495	343,670	344,351	349,656
Dilutive common equivalent shares from stock options and restricted stock awards	12,191	12,248	13,416	12,570

Dilutive weighted average common shares outstanding	351,686	355,918	357,767	362,226

Basic and diluted net income per share:
Basic net income per share from continuing operations	$1.08	$0.87	$1.32	$1.14
Basic net income (loss) per share from discontinued operations	—	—	—	0.11

Basic net income per share	$1.08	$0.87	$1.32	$1.25

Diluted net income per share from continuing operations	$1.04	$0.84	$1.27	$1.09
Diluted net income (loss) per share from discontinued operations	—	—	—	0.11

Diluted net income per share	$1.04	$0.84	$1.27	$1.20

Weighted average stock options and restricted stock awards excluded from calculation due to anti-dilutive effect	12,087	7,672	10,023	16,970

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
Significant Customers
No customer accounted for 10% or more of total net revenue in the three and nine months ended April 30, 2007 or 2006. No customer accounted for 10% or more of total accounts receivable at April 30, 2007 or July 31, 2006.

Amounts due from Rock Acquisition Corporation (Rock), the purchaser of our Quicken Loans mortgage business, under certain licensing and distribution agreements represented approximately 10% of accounts receivable at July 31, 2006. Amounts due from Rock at April 30, 2007 were not significant.
Recent Accounting Pronouncements
FIN 48, “Accounting for Uncertainty in Income Taxes”
In June 2006 the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, which means that it will be effective for our fiscal year beginning August 1, 2007. We are in the process of evaluating this guidance and therefore have not yet determined the impact that the adoption of FIN 48 will have on our financial position, results of operations or cash flows.
SFAS 157, “Fair Value Measurements”
In September 2006 the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value. This standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007, which means that it will be effective for our fiscal year beginning August 1, 2008. We are in the process of evaluating this standard and therefore have not yet determined the impact that the adoption of SFAS 157 will have on our financial position, results of operations or cash flows.
SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”
In February 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new standard does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157, “Fair Value Measurements,” and SFAS 107, “Disclosures about Fair Value of Financial Instruments.” SFAS 159 is effective for fiscal years beginning after November 15, 2007, which means that it will be effective for our fiscal year beginning August 1, 2008. We are in the process of evaluating this standard and therefore have not yet determined the impact that the adoption of SFAS 159 will have on our financial position, results of operations or cash flows.
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

	April 30, 2007		July 31, 2006
(In thousands)	Cost	Fair Value	Cost	Fair Value
Classification on balance sheets:
Cash and cash equivalents	$264,573	$264,573	$179,601	$179,601
Investments	1,100,787	1,100,529	1,018,364	1,017,599
Funds held for payroll customers	259,133	259,086	357,299	357,299

Total cash and cash equivalents, investments and funds held for payroll customers	$1,624,493	$1,624,188	$1,555,264	$1,554,499

The following table summarizes our cash and cash equivalents, investments and funds held for payroll customers by investment category at the dates indicated.

	April 30, 2007		July 31, 2006
(In thousands)	Cost	Fair Value	Cost	Fair Value
Type of issue:
Total cash and cash equivalents	$430,252	$430,252	$442,880	$442,880
Available-for-sale debt securities:
Municipal bonds	1,193,991	1,193,686	1,102,384	1,101,719
U.S. government securities	—	—	10,000	9,900
Asset-backed securities	250	250	—	—

Total available-for-sale debt securities	1,194,241	1,193,936	1,112,384	1,111,619

Total cash and cash equivalents, investments and funds held for payroll customers	$1,624,493	$1,624,188	$1,555,264	$1,554,499

We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income (loss) in the stockholders’ equity section of our balance sheets. Gross unrealized gains and losses on our available-for-sale debt securities were as follows at the dates indicated:

	April 30,	July 31,
(In thousands)	2007	2006

Gross unrealized gains	$66	$20
Gross unrealized losses	(371)	(785)

Net unrealized losses	$(305)	$(765)

The following table summarizes the fair value and gross unrealized losses related to 84 available-for-sale debt securities, aggregated by type of investment and length of time that individual securities have been in a continuous unrealized loss position, at April 30, 2007:

	In a Loss Position for		In a Loss Position for
	Less Than 12 Months		12 Months or More		Total in a Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

Municipal bonds	$266,623	$(244)	$32,818	$(127)	$299,441	$(371)

Total	$266,623	$(244)	$32,818	$(127)	$299,441	$(371)

We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held at April 30, 2007 were not other-than-temporarily impaired. While certain available-for-sale debt securities have fair values that are below cost, we believe that if the securities were held to maturity it is probable that principal and interest would be collected in accordance with contractual terms. We believe that the unrealized losses at April 30, 2007 are due to changes in interest rates and not due to increased credit risk.
We include realized gains and losses on our available-for-sale debt securities in interest and other income in our statements of operations. Gross realized gains and losses on our available-for-sale debt securities were as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
(In thousands)	2007	2006	2007	2006

Gross realized gains	$3	$2	$24	$12
Gross realized losses	(22)	(17)	(42)	(505)

Net realized losses	$(19)	$(15)	$(18)	$(493)

The following table summarizes our available-for-sale debt securities held in investments and funds held for payroll customers, classified by the stated maturity date of the security.

	April 30, 2007
(In thousands)	Cost	Fair Value

Due within one year	$243,370	$243,226
Due within two years	61,726	61,663
Due within three years	6,714	6,704
Due after three years	882,431	882,343

Total available-for-sale debt securities	$1,194,241	$1,193,936

Approximately 92% of our available-for-sale debt securities at April 30, 2007 had an interest reset date, put date or mandatory call date within one year.
3. Goodwill and Purchased Intangible Assets
Changes in the carrying value of goodwill by reportable segment during the nine months ended April 30, 2007 were as shown in the following table. Our reportable segments are described in Note 7. The fiscal 2007 increase in goodwill in our QuickBooks segment was due to the acquisition of StepUp Commerce, Inc. The fiscal 2007 increase in goodwill in our new Financial Institutions segment was due to the acquisition of Digital Insight. See Note 5.

	Balance		Foreign	Balance
	July 31,	Goodwill	Currency	April 30,
(In thousands)	2006	Acquired	Translation	2007

QuickBooks	$4,228	$50,405	$—	$54,633
Payroll and Payments	249,688	—	—	249,688
Consumer Tax	30,041	—	—	30,041
Professional Tax	90,507	—	—	90,507
Financial Institutions	—	1,013,313	—	1,013,313
Other Businesses	130,527	—	300	130,827

Totals	$504,991	$1,063,718	$300	$1,569,009

Purchased intangible assets consisted of the following at the dates indicated. The increases in intangible assets during the nine months ended April 30, 2007 were due primarily to the acquisition of Digital Insight. See Note 5.

	Life in	April 30,	July 31,
(Dollars in thousands)	Years	2007	2006

Customer lists	3-7	$367,213	$213,001
Less accumulated amortization		(196,400)	(175,438)

		170,813	37,563

Purchased technology	2-7	275,508	133,354
Less accumulated amortization		(131,067)	(113,466)

		144,441	19,888

Trade names and logos	4-7	26,596	16,795
Less accumulated amortization		(15,973)	(14,838)

		10,623	1,957

Covenants not to compete	3	12,198	11,786
Less accumulated amortization		(11,579)	(11,673)

		619	113

Total purchased intangible assets		681,515	374,936
Total accumulated amortization		(355,019)	(315,415)

Total net purchased intangible assets		$326,496	$59,521

Expected future amortization of our purchased intangible assets at April 30, 2007 was as shown in the following table. Amortization of purchased technology is charged to cost of service and other revenue and amortization of purchased intangible assets in our statements of operations. Amortization of other purchased intangible assets such as customer lists is charged to acquisition-related charges in our statements of operations. The table does not include amortization for customer lists with a net book value of $7.3 million which became assets held for sale during the three months ended April 30, 2007. See Note 6, “Sale of Outsourced Payroll Assets.” These customer lists are no longer amortized but will be charged ratably against the gains that we expect to recognize as payroll customers transition to Automatic Data Processing, Inc. (ADP).

Expected
Future
Amortization
(In thousands)	Expense

Three months ending July 31, 2007	$30,593
Twelve months ending July 31, 2008	103,584
Twelve months ending July 31, 2009	82,364
Twelve months ending July 31, 2010	54,521
Twelve months ending July 31, 2011	30,903
Twelve months ending July 31, 2012	15,683
Thereafter	1,585

Total expected future amortization expense	$319,233

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
The components of accumulated other comprehensive income (loss), net of income taxes, were as follows for the periods indicated:

			Realized
	Unrealized Gain (Loss) on		Gain on	Foreign
		Marketable	Derivative	Currency
(In thousands)	Investments	Securities	Instruments	Translation	Total

Balance at July 31, 2006	$(462)	$—	$—	$1,546	$1,084
Unrealized gains, net of income tax provisions of $175 and $294	267	—	450	—	717
Reclassification adjustment for realized loss (gain) included in net income, net of income tax provision of $7 and benefit of $3	11	—	(5)	—	6
Translation adjustment, net of income tax benefit of $1,341	—	—	—	2,051	2,051

Other comprehensive income (loss)	278	—	445	2,051	2,774

Balance at April 30, 2007	$(184)	$—	$445	$3,597	$3,858

Balance July 31, 2005	$(582)	$1,451	$—	$(695)	$174
Unrealized (loss) gain, net of income tax benefit of $216 and provision of $1,354	(353)	2,210	—	—	1,857
Reclassification adjustment for realized loss (gain) included in net income, net of income tax provision of $187 and benefit of $2,244	306	(3,661)	—	—	(3,355)
Translation adjustment	—	—	—	3,806	3,806

Other comprehensive income (loss)	(47)	(1,451)	—	3,806	2,308

Balance April 30, 2006	$(629)	$—	$—	$3,111	$2,482

Comprehensive net income (loss) was as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
(In thousands)	2007	2006	2007	2006

Net income	$367,211	$298,648	$453,643	$435,817
Other comprehensive income (loss)	(9,932)	1,170	2,774	2,308

Comprehensive net income, net of income taxes	$357,279	$299,818	$456,417	$438,125

Income tax provision (benefit) netted against
other comprehensive income	$(10,462)	$33	$(868)	$(919)

5. Acquisitions
StepUp Commerce, Inc.
On August 29, 2006 we acquired all of the outstanding shares of StepUp Commerce, Inc. (StepUp) for a total purchase price of approximately $60 million in cash. We deposited $7.5 million of the total purchase price in a third-party escrow account to be held through January 2008 to cover breaches of representations and warranties set forth in the purchase agreement, should they arise. StepUp provides services that allow small businesses to present their product information and images to online shoppers. We acquired StepUp as part of our Right for Me initiative to offer a wider range of business solutions for small businesses. StepUp became part of our QuickBooks segment. Tangible assets and liabilities acquired were not significant. We allocated $8.9 million of the purchase price to identified intangible assets and recorded the excess purchase price of $50.4 million as goodwill, none of which is deductible for income tax purposes. The identified intangible assets are being amortized over terms ranging from three to five years. We have included StepUp’s results of operations in our consolidated results of operations from the date of acquisition. StepUp’s results of operations for periods prior to the date of acquisition were not material when compared with our consolidated results.
Digital Insight Corporation
Purchase Price
On February 6, 2007 we acquired all of the outstanding shares of Digital Insight Corporation for a total purchase price of approximately $1.34 billion including the value of vested options assumed. Digital Insight is a provider of outsourced online banking applications and services to banks, credit unions and savings and loan associations. We intend to combine workflows in our financial management tools with online banking capabilities offered by Digital Insight to create new, easier to use, and better-value offerings for consumers and small businesses. We have included Digital Insight’s results of operations in our consolidated results of operations from the date of acquisition. We combined Digital Insight with our existing financial institutions group, which had been part of our Other Businesses segment, to create a new Financial Institutions segment during the three months ended April 30, 2007. See Note 7.
Pursuant to the terms of the acquisition agreement, we paid a cash amount of $39.00 per share for each outstanding share of Digital Insight common stock and assumed options to purchase Digital Insight common stock which were converted as of the acquisition date into options to purchase approximately 1.5 million shares of our common stock. The total purchase price of the acquisition was as follows:

(In thousands)	Amount

Cash	$1,319,105
Fair value of assumed vested stock options	13,898
Acquisition-related transaction costs	11,424

Total purchase price	$1,344,427

The fair value of the assumed Digital Insight stock options was determined using a lattice binomial model. The use of the lattice binomial model and the method of determining the variables used in that model were consistent with our valuation of stock options in accordance with SFAS 123(R), “Share-Based Payment.” In addition to vested stock options valued at $13.9 million, we assumed unvested stock options valued at $7.9 million that will be amortized to share-based compensation expense over a weighted average vesting period of 2.4 years. The acquisition-related transaction costs included legal, accounting and investment banking fees.
Under the purchase method of accounting, we allocated the total purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. We estimated the fair values with the assistance of a third party appraisal firm. The fair values assigned to identifiable intangible assets acquired were based on estimates and assumptions determined by management. We recorded the excess of purchase price over the aggregate fair values as goodwill, none of which is deductible for income tax purposes. The acquired goodwill was assigned to our Financial Institutions segment. See Note 3. We allocated the purchase price using the information currently available. We may adjust the preliminary purchase price allocation after obtaining more information regarding, among other things, asset valuations, liabilities assumed, and revisions of preliminary estimates. The purchase price allocation may not be finalized until fiscal 2008.
The total preliminary allocation of the Digital Insight purchase price is as follows:

(In thousands)	Amount

Cash and cash equivalents	$124,662
Accounts receivable	35,385
Property and equipment, net	21,549
Goodwill	1,013,313
Intangible assets	291,500
Other current and noncurrent assets	7,267
Deferred income taxes	(80,031)
Accounts payable	(31,127)
Accrued compensation	(21,202)
Deferred revenue	(5,297)
Other current and long-term liabilities	(11,592)

Total preliminary purchase price allocation	$1,344,427

Intangible assets consist of customer lists (including existing contractual relationships), purchased technology, trade names and logos, and covenants not to compete. The customer lists intangible assets relate to Digital Insight’s ability to sell existing, in-process and future versions of its products to its existing customers. We amortize purchased intangible assets on a straight-line basis over their respective useful lives. The following table presents the details of the identifiable intangible assets acquired.

	Estimated
	Useful Life
(Dollars in thousands)	(in Years)	Amount

Customer lists	5	$146,000
Purchased technology	3	134,800
Trade names and logos	5	10,000
Covenants not to compete	3	700

Total identifiable intangible assets		$291,500

As a result of our acquisition of Digital Insight, we incurred change in control and severance costs totaling $6.6 million. We paid $5.5 million of those costs in cash during the three months ended April 30, 2007.
Pro Forma Financial Information
The unaudited financial information in the table below summarizes the combined results of operations of Intuit and Digital Insight on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and the issuance of $1 billion of related senior notes (see Note 9) had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented also includes adjustments to share-based compensation expense for stock options assumed, adjustments to depreciation expense for acquired property and equipment, amortization charges for acquired intangible assets, adjustments to interest income, and related tax effects.
The pro forma financial information for the three months ended April 30, 2007 includes the results of Digital Insight subsequent to February 6, 2007, the date of acquisition. The pro forma financial information for the nine months ended April 30, 2007 combines our results for the nine months ended April 30, 2007, which include the results of Digital Insight subsequent to February 6, 2007, and the historical results for Digital Insight for the six months ended December 31, 2006. The pro forma financial information for the three and nine months ended April 30, 2006 combines our historical results for those periods with the historical results of Digital Insight for the three and nine months ended March 31, 2006.

The following table summarizes the pro forma financial information:

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
(In thousands)	2007	2006	2007	2006

Total net revenue	$1,154,397	$1,010,222	$2,404,771	$2,166,186
Net income from continuing operations	368,351	284,260	425,693	353,984
Basic net income per share from continuing operations	$1.08	$0.83	$1.24	$1.01
Diluted net income per share from continuing operations	$1.04	$0.80	$1.19	$0.98
Other
In March 2007 we announced the mutual termination of a December 2006 agreement to acquire Electronic Clearing House Inc. There were no termination fees due from Intuit as a consequence of the termination of the agreement.
6. Dispositions and Discontinued Operations
Sale of Outsourced Payroll Assets
On March 13, 2007 we sold certain assets related to our Complete Payroll and Premier Payroll Service businesses to ADP for a price of up to approximately $135 million in cash. At the close of the transaction we received an initial payment of $44.8 million from ADP. The final purchase price is contingent upon customers transitioning to ADP. The assets were part of our Payroll and Payments segment. In accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we have not accounted for this transaction as a discontinued operation because the operations and cash flows of the assets could not be clearly distinguished, operationally or for financial reporting purposes, from the rest of our outsourced payroll business. We will recognize the net gain on the sale of the assets as customers are transitioned pursuant to the agreement over a period not to exceed one year from the date of the sale. In the three months ended April 30, 2007 we recorded a net gain of $0.4 million in interest and other income in our statement of operations for customers who transitioned to ADP during that period. We held a deposit of $44.3 million in other current liabilities on our balance sheet at April 30, 2007. Assets held for sale at April 30, 2007 consisted of $7.3 million in customer lists and were included in purchased intangible assets on our balance sheet.
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
In accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we accounted for the sale of ITS as discontinued operations. We have therefore segregated the operating results and cash flows of ITS from continuing operations in our financial statements for all periods prior to the sale. For the nine months ended April 30, 2006, we recorded net revenue from ITS of $20.2 million and net income from ITS operations of $5.2 million. We also recorded a net gain on disposal of ITS of $34.3 million in the nine months ended April 30, 2006. We recorded a net loss of $1.1 million for certain contingent liabilities that became payable to the purchaser of ITS during the three months ended April 30, 2007.
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
Financial Institutions service and other revenue is derived primarily from outsourced online banking software products that are hosted in our data centers and delivered as on-demand service offerings to banks, credit unions and savings and loan associations by our Digital Insight business. Financial Institutions service and other revenue also includes connectivity fees from financial institutions.
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
Our QuickBooks, Payroll and Payments, Consumer Tax, Professional Tax and Financial Institutions segments operate primarily in the United States. All of our segments sell primarily to customers located in the United States. International total net revenue was less than 5% of consolidated total net revenue for all periods presented.
We include costs such as corporate general and administrative expenses and share-based compensation expenses that are not allocated to specific segments in a category we call Corporate. The Corporate category also includes amortization of purchased intangible assets, acquisition-related charges, impairment of goodwill and purchased intangible assets, interest expense, interest and other income, and realized net gains or losses on marketable equity securities and other investments.
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

The following tables show our financial results by reportable segment for the three and nine months ended April 30, 2007 and 2006. We have combined other revenue with service revenue because other revenue was less than 5% of total net revenue for each of those periods. In February 2007 we completed the acquisition of Digital Insight, a provider of outsourced online banking applications and services to banks, credit unions and savings and loan associations. We combined Digital Insight with our existing financial institutions group, which had been part of our Other Businesses segment, to create a new Financial Institutions segment during the three months ended April 30, 2007. We have reclassified our existing financial institutions business from our Other Businesses segment to our Financial Institutions segment for all periods presented.

		Payroll
		and	Consumer	Professional	Financial	Other
(In thousands)	QuickBooks	Payments	Tax	Tax	Institutions	Businesses	Corporate	Consolidated

Three Months Ended April 30, 2007
Product revenue	$132,590	$52,782	$126,158	$116,311	$19	$61,760	$—	$489,620
Service and other revenue	22,146	71,707	441,093	22,188	65,028	42,615	—	664,777

Total net revenue	154,736	124,489	567,251	138,499	65,047	104,375	—	1,154,397

Segment operating income	51,456	51,291	459,395	110,704	14,426	40,601	—	727,873
Common expenses	—	—	—	—	—	—	(125,631)	(125,631)

Subtotal	51,456	51,291	459,395	110,704	14,426	40,601	(125,631)	602,242
Amortization of purchased intangible assets	—	—	—	—	—	—	(13,817)	(13,817)
Acquisition-related charges	—	—	—	—	—	—	(9,660)	(9,660)
Interest expense	—	—	—	—	—	—	(12,823)	(12,823)
Interest and other income	—	—	—	—	—	—	10,967	10,967
Realized net gain on marketable equity securities	—	—	—	—	—	—	347	347

Income (loss) from continuing operations before income taxes	$51,456	$51,291	$459,395	$110,704	$14,426	$40,601	$(150,617)	$577,256

		Payroll
		and	Consumer	Professional	Financial	Other
(In thousands)	QuickBooks	Payments	Tax	Tax	Institutions	Businesses	Corporate	Consolidated

Three Months Ended April 30, 2006
Product revenue	$108,053	$49,395	$121,439	$83,063	$5	$58,246	$—	$420,201
Service and other revenue	19,264	67,077	377,819	21,657	5,960	40,625	—	532,402

Total net revenue	127,317	116,472	499,258	104,720	5,965	98,871	—	952,603

Segment operating income	39,873	48,215	406,099	75,038	2,974	34,865	—	607,064
Common expenses	—	—	—	—	—	—	(121,390)	(121,390)

Subtotal	39,873	48,215	406,099	75,038	2,974	34,865	(121,390)	485,674
Amortization of purchased intangible assets	—	—	—	—	—	—	(2,289)	(2,289)
Acquisition-related charges	—	—	—	—	—	—	(3,278)	(3,278)
Interest and other income	—	—	—	—	—	—	9,070	9,070
Realized net gain on marketable equity securities	—	—	—	—	—	—	79	79

Income (loss) from continuing operations before income taxes	$39,873	$48,215	$406,099	$75,038	$2,974	$34,865	$(117,808)	$489,256

		Payroll
		and	Consumer	Professional	Financial	Other
(In thousands)	QuickBooks	Payments	Tax	Tax	Institutions	Businesses	Corporate	Consolidated

Nine Months Ended April 30, 2007
Product revenue	$391,300	$154,999	$297,759	$250,321	$65	$157,135	$—	$1,251,579
Service and other revenue	61,507	233,178	507,779	28,575	76,860	120,297	—	1,028,196

Total net revenue	452,807	388,177	805,538	278,896	76,925	277,432	—	2,279,775

Segment operating income	134,539	159,240	536,223	169,226	17,777	83,616	—	1,100,621
Common expenses	—	—	—	—	—	—	(375,482)	(375,482)

Subtotal	134,539	159,240	536,223	169,226	17,777	83,616	(375,482)	725,139
Amortization of purchased intangible assets	—	—	—	—	—	—	(18,708)	(18,708)
Acquisition-related charges	—	—	—	—	—	—	(14,836)	(14,836)
Interest expense	—	—	—	—	—	—	(12,823)	(12,823)
Interest and other income	—	—	—	—	—	—	32,303	32,303
Realized net gain on marketable equity securities	—	—	—	—	—	—	1,568	1,568

Income (loss) from continuing operations before income taxes	$134,539	$159,240	$536,223	$169,226	$17,777	$83,616	$(387,978)	$712,643

		Payroll
		and	Consumer	Professional	Financial	Other
(In thousands)	QuickBooks	Payments	Tax	Tax	Institutions	Businesses	Corporate	Consolidated

Nine Months Ended April 30, 2006
Product revenue	$356,674	$144,026	$263,252	$238,157	$5	$157,620	$—	$1,159,734
Service and other revenue	54,236	195,967	434,219	25,983	15,123	114,116	—	839,644

Total net revenue	410,910	339,993	697,471	264,140	15,128	271,736	—	1,999,378

Segment operating income	126,313	134,752	488,908	158,156	6,630	73,670	—	988,429
Common expenses	—	—	—	—	—	—	(353,380)	(353,380)

Subtotal	126,313	134,752	488,908	158,156	6,630	73,670	(353,380)	635,049
Amortization of purchased intangible assets	—	—	—	—	—	—	(8,001)	(8,001)
Acquisition-related charges	—	—	—	—	—	—	(10,590)	(10,590)
Interest and other income	—	—	—	—	—	—	20,940	20,940
Realized net gain on marketable equity securities	—	—	—	—	—	—	7,373	7,373

Income (loss) from continuing operations before income taxes	$126,313	$134,752	$488,908	$158,156	$6,630	$73,670	$(343,658)	$644,771

8. Current Liabilities and Commitments
Bridge Credit Facility
In connection with our February 6, 2007 acquisition of Digital Insight (see Note 5), we borrowed $1 billion under a one-year unsecured bridge credit facility with two institutional lenders in order to pay a portion of the purchase price of Digital Insight. This bridge credit facility accrued interest at 5.77%. On March 12, 2007 we retired this bridge credit facility with the proceeds of our issuance of $1 billion in long-term senior unsecured notes. See Note 9.
Unsecured Revolving Credit Facility
On March 22, 2007 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on March 22, 2012. Advances under the credit facility will accrue interest at rates that are equal to, at our election, either Citibank’s base rate or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.18% to 0.575% based on our senior debt credit ratings. The applicable interest rate will be increased by 0.05% for any period in which the total principal amount of advances and letters of credit under the credit facility exceeds $250 million. The agreement includes covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 and a ratio of annual EBITDA to interest payable of not less than 3.00 to 1.00. We may use amounts borrowed under this credit facility for general corporate purposes or for future acquisitions or expansion of our business. To date we have not borrowed under the credit facility.
Deferred Revenue
In some situations, we receive advance payments from our customers. We also offer multiple element arrangements to our customers. We defer revenue associated with these advance payments and the relative fair value of undelivered elements under multiple element arrangements until we ship the products or perform the services. Deferred revenue consisted of the following at the dates indicated:

	April 30,	July 31,
(In thousands)	2007	2006

Product and product-related services	$214,949	$269,867
Customer support	29,407	23,246

Total deferred revenue	$244,356	$293,113

Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

	April 30,	July 31,
(In thousands)	2007	2006

Reserve for product returns	$73,190	$29,385
Reserve for rebates	38,282	8,996
Executive deferred compensation plan	36,816	27,798
Interest payable	7,124	—
Deposit from acquirer of outsourced payroll assets	44,312	—
Other	52,310	23,112

Total other current liabilities	$252,034	$89,291

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
In February 2007 we acquired Digital Insight, whose principal offices occupy approximately 46,000 square feet in Calabasas, California pursuant to a lease that expires on May 31, 2011. Digital Insight also occupies a total of approximately 129,000 square feet of office space in Westlake Village and Sacramento, California and in Athens, Atlanta and Norcross, Georgia. We estimate that at April 30, 2007 our minimum commitments for all Digital Insight operating leases totaled approximately $12 million.
9. Long-Term Debt
Senior Unsecured Notes
In connection with our acquisition of Digital Insight (see Note 5), on March 12, 2007 we issued $500 million of 5.40% senior unsecured notes due on March 15, 2012 (the 2012 Notes) and $500 million of 5.75% senior unsecured notes due on March 15, 2017 (the 2017 Notes) (together, the Notes), for a total principal amount of $1 billion. The Notes are redeemable by Intuit at any time, subject to a make-whole premium. On March 12, 2007 we retired the bridge credit facility described in Note 8 with the proceeds of our issuance of these senior unsecured notes. The Notes include covenants that limit our ability to grant liens on our facilities and to enter into sale and leaseback transactions, subject to significant allowances.
The following table summarizes our senior unsecured notes:

April 30,
(In thousands)	2007

Senior notes:
5.40% fixed-rate notes, due 2012	$500,000
5.75% fixed-rate notes, due 2017	500,000

Total senior notes	1,000,000
Unamortized discount	(2,223)

Total	$997,777

The 2012 Notes have a yield to maturity of 5.401% and the 2017 Notes have a yield to maturity of 5.809%. Interest is payable semiannually on March 15 and September 15 beginning on September 15, 2007. Interest expense is shown as a separate line item in our statements of operations. Interest expense will include the amortization of a total of $7.3 million in debt issuance costs over the terms of the related senior notes. We paid no cash for interest on the Notes during the three and nine months ended April 30, 2007 or 2006.
Derivative Instruments
In December 2006 we entered into a $500 million notional amount five-year forward starting swap and a $500 million notional amount 10-year forward starting swap designated as cash flow hedges of the interest payments on the senior notes described above. Under these interest rate swap contracts, we made fixed-rate interest payments and received variable-rate interest payments based on the London Interbank Offered Rate (LIBOR). The effect of these swaps was to offset changes in the fixed rate between the date we entered into the interest rate swaps and the issuance date of the senior notes. We settled the interest rate swaps on March 7, 2007 for a cumulative gain of $0.7 million which will be amortized using the effective yield method as an adjustment of interest expense over the term of the related debt in our statements of operations. At April 30, 2007, the unamortized gain of $0.7 million was included in other comprehensive income in the stockholders’ equity section of our balance sheet.

10. Income Taxes
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and other taxable items. Our effective tax rate for the three and nine months ended April 30, 2007 was approximately 36% and differed from the federal statutory rate due to state income taxes, which were partially offset by the benefit we received from federal and state research and experimental credits and tax exempt interest income. In addition, we benefited from the retroactive extension of the federal research and experimental credit in the nine months ended April 30, 2007. Our effective tax rates for the three and nine months ended April 30, 2006 were approximately 39% and 38% and differed from the federal statutory rate of 35% due to state income taxes, which were partially offset by the benefit we received from federal and state research and experimental credits and tax exempt interest income.
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
We acquired Digital Insight on February 6, 2007. See Note 5. Digital Insight has approximately $61 million in federal net operating loss carryforwards. We have recorded the tax effects of these carryforwards, which totaled $24 million, as deferred tax assets. The carryforwards will not result in an income tax provision benefit, but they will reduce income taxes payable and cash paid for income taxes as they are utilized.
In accordance with SFAS 123(R), which we adopted on August 1, 2005, tax savings from expected future deductions based on the expense attributable to our stock option plans are reflected in the federal and state tax provisions for the three and nine months ended April 30, 2007 and 2006.
Tax deductions associated with stock option exercises related to grants vesting prior to August 1, 2005 are credited to stockholders’ equity. Excess tax benefits associated with stock option exercises related to grants vesting on or after August 1, 2005 are also credited to stockholders’ equity. The reductions of income taxes payable resulting from the exercise of employee stock options and other employee stock programs that were credited to stockholders’ equity were approximately $2.7 million and $32.1 million for the three and nine months ended April 30, 2007 and $17.0 million and $46.1 million for the three and nine months ended April 30, 2006.
11. Stockholders’ Equity
Stock Split
Our Board of Directors authorized a two-for-one stock split which was effected in the form of a 100% stock dividend on July 6, 2006. All share and per share figures in the statements of operations and notes to the financial statements retroactively reflect this stock split. This stock split was an equity restructuring that is considered a modification under SFAS 123(R), but it did not result in a change in fair value of any equity awards.
Stock Repurchase Programs
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. We repurchased 10.4 million and 17.1 million shares for $301.2 million and $506.6 million under these programs during the three and nine months ended April 30, 2007. We repurchased 5.5 million and 15.4 million shares for $285.0 million and $780.0 million under these programs during the three and nine months ended April 30, 2006. No authorized funds remained under our stock repurchase programs at April 30, 2007. On May 17, 2007 we announced a new stock repurchase program under which we are authorized to repurchase up to $800 million of our common stock from time to time over a three-year period ending on May 14, 2010.
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

Share-Based Compensation Plans
Description of Share-Based Compensation Plans
Under our 2005 Equity Incentive Plan, we are permitted to grant incentive and non-qualified stock options, restricted stock awards, RSUs and stock bonus awards to our employees, non-employee directors and consultants. In December 2006 our stockholders authorized an additional 10,000,000 shares for a total of 36,000,000 shares authorized under the 2005 Plan. Up to 50% of equity awards granted each year can be at less than full fair market value. All options granted to date under the 2005 Plan have exercise prices equal to the fair market value of our stock on the date of grant. All RSU’s are considered to be granted at less than the fair market value of our stock on the date of grant because they have no exercise price.
Options granted under the 2005 Plan typically vest over three years based on continued service and have a seven-year term. Prior to the fourth quarter of fiscal 2006, we granted RSUs under the 2005 Plan primarily to certain executive officers. In the fourth quarter of fiscal 2006, the Compensation Committee of our Board of Directors approved the use of RSUs for employees at all job levels in order to provide a competitive form of equity incentive that would have value regardless of fluctuations in Intuit’s stock price. RSUs granted under the 2005 Plan typically vest over three years based on continued service and are payable in shares of our common stock upon vesting. RSUs granted to certain executive officers are subject to the achievement of performance goals established by the Compensation Committee, including targets based upon both Intuit’s net revenue and operating income. Outstanding awards that were originally granted under several predecessor plans also remain in effect in accordance with their terms. In addition, we maintain an Employee Stock Purchase Plan that was amended in December 2006 to increase the total shares available for issuance to 13,800,000 shares. The 2005 Plan, its predecessor plans and our Employee Stock Purchase Plan are described more fully in our Annual Report on Form 10-K for the fiscal year ended July 31, 2006.
Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense for stock options, restricted stock awards, RSUs and our Employee Stock Purchase Plan that we recorded for continuing operations for the periods shown. The share-based compensation expense that we recorded for discontinued operations for the three and nine months ended April 30, 2006 was nominal.

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
(In thousands, except per share amounts)	2007	2006	2007	2006

Cost of product revenue	$135	$211	$615	$744
Cost of service and other revenue	1,105	456	2,366	1,589
Selling and marketing	7,002	5,572	18,499	17,129
Research and development	5,623	4,609	16,485	14,903
General and administrative	6,720	6,343	20,791	20,999

Decrease in operating income from continuing operations and income from continuing operations before income taxes	20,585	17,191	58,756	55,364
Income tax benefit	(4,590)	(5,916)	(18,240)	(19,941)

Decrease in net income from continuing operations	$15,995	$11,275	$40,516	$35,423

Decrease in net income per share from continuing operations:
Basic	$0.05	$0.03	$0.12	$0.10

Diluted	$0.05	$0.03	$0.11	$0.10

At April 30, 2007, there was $137.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans which we expect to recognize as expense in the future. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 1.9 years.
Distribution and Dilutive Effect of Options
The following table shows certain information about net grants of options and RSUs as well as grants to Named Executives for the periods indicated. We define net grants as options granted less options canceled or expired and RSUs granted less RSUs canceled or expired. Named Executives are defined as our chief executive officer and each of the four other most highly compensated executive officers during the fiscal periods presented. Options and RSUs granted to our Named Executives as a percentage of total options granted may vary significantly from quarter to quarter, due in part to the timing of annual performance-based grants to Named Executives.

	Nine
	Months
	Ended	Twelve Months Ended
	April 30,	July 31,	July 31,
	2007	2006	2005
Net grants of options and RSUs during the period as a percentage of outstanding shares	0.7%	2.3%	1.8%
Grants to Named Executives during the period as a percentage of total grants	4.4%	3.1%	6.2%
Grants to Named Executives during the period as a percentage of outstanding shares	0.1%	0.1%	0.2%
Options and RSUs held by Named Executives as a percentage of total options and RSUs outstanding	16.4%	14.1%	13.0%

12. Litigation
Muriel Siebert & Co., Inc. v. Intuit Inc., Index No. 03-602942, Supreme Court of the State of New York, County of New York
On September 17, 2003 Muriel Siebert & Co., Inc. filed a complaint against Intuit alleging various claims for breach of contract, breach of express and implied covenants of good faith and fair dealing, breach of fiduciary duty, misrepresentation and/or fraud, and promissory estoppel. The allegations relate to Quicken Brokerage powered by Siebert, a strategic alliance between the two companies. The complaint seeks compensatory damages of up to $11.1 million, punitive damages of up to $33.0 million, and other damages. Intuit unsuccessfully sought to compel the matter to arbitration. On February 7, 2005 Intuit filed a motion to dismiss all but one of the plaintiff’s claims in New York state court. On September 6, 2005 the court dismissed Siebert’s fraud and punitive damages claims. On May 8, 2007 the Court of Appeals of the State of New York resolved in Intuit’s favor a motion by Siebert to disqualify Intuit’s counsel, and the case is now proceeding again in the trial court. No trial date has yet been set. Intuit believes this lawsuit is without merit and will vigorously defend the litigation.
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

13. Related Party Transactions
Repurchase of Vested Restricted Stock
On February 27, 2007 we entered into a share repurchase agreement with Stephen M. Bennett, our president and chief executive officer. Pursuant to this agreement we repurchased 5,362 shares of Intuit common stock from Mr. Bennett at a price of $29.48 per share, which was the closing price per share of our common stock on The Nasdaq Stock Market on February 27, 2007. The entire repurchase price was remitted to federal and state taxing authorities to satisfy Mr. Bennett’s federal, state and Medicare tax withholding obligations resulting from the vesting of 15,000 shares of Intuit common stock under his January 2000 new-hire restricted stock awards. This repurchase was approved by the Compensation Committee and the Audit Committee of our Board of Directors, which consist solely of independent directors.

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
You should read this MD&A in conjunction with the financial statements and related notes in Item 1 and our Annual Report on Form 10-K for the fiscal year ended July 31, 2006. As discussed below, in February 2007 we completed the acquisition of Digital Insight Corporation for a total purchase price of approximately $1.34 billion. Accordingly, we have included Digital Insight’s results of operations in our consolidated results of operations from the date of acquisition. We also sold our Intuit Information Technology Solutions (ITS) business in December 2005. We accounted for this business as a discontinued operation and have accordingly reclassified our financial statements for all periods prior to the sale to reflect ITS as discontinued operations. Unless noted otherwise, the following discussion pertains only to our continuing operations.
Our Board of Directors authorized a two-for-one stock split which was effected in the form of a 100% stock dividend on July 6, 2006. All share and per share figures in this MD&A and the statements of operations and the notes to the financial statements in Item 1 retroactively reflect this stock split.
Executive Overview
This overview provides a high level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important in order to understand our financial results for the third quarter and first nine months of fiscal 2007 as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Quarterly Report on Form 10-Q.
About Intuit
Intuit is a leading provider of business, financial management and tax solutions for small businesses, consumers and accounting professionals. Intuit also provides outsourced online banking applications and services to banks, credit unions and savings and loan associations. We organize our business into the following six segments:
•	Our QuickBooks segment includes QuickBooks accounting and business management software and technical support as well as financial supplies for small businesses.

•	Our Payroll and Payments segment includes small business payroll products and services and merchant services such as credit and debit card processing provided by our Innovative Merchant Solutions business.

•	Consumer Tax includes our TurboTax consumer and small business tax return preparation products and services.

•	Professional Tax includes our Lacerte and ProSeries professional tax products and services.

•	Financial Institutions includes outsourced online banking applications and services for banks, credit unions and savings and loan associations provided by our Digital Insight business.

•	Other Businesses includes our Quicken personal finance products and services, Intuit Real Estate Solutions, Intuit Distribution Management Solutions, and our businesses in Canada and the United Kingdom.

In February 2007 we completed the acquisition of Digital Insight, a provider of outsourced online banking applications and services to banks, credit unions and savings and loan associations. We combined Digital Insight with our existing financial institutions group, which had been part of our Other Businesses segment, to create a new Financial Institutions segment during the third quarter of fiscal 2007.
Seasonality
Our QuickBooks, Consumer Tax and Professional Tax businesses are highly seasonal. Some of our other offerings are also seasonal, but to a lesser extent. Revenue from many of our small business software products, including QuickBooks, tends to be at its peak around calendar year end, although the timing of new product releases or changes in our offerings can materially shift revenue between quarters. Sales of income tax preparation products and services are heavily concentrated in the period from November through April. As a result, our total net revenue is usually highest during our second quarter ending January 31 and third quarter ending April 30. We typically report losses in our first quarter ending October 31 and fourth quarter ending July 31, when revenue from our tax businesses is minimal while operating expenses continue at relatively consistent levels. We believe the seasonality of our revenue is likely to continue in the future. In MD&A we often focus on year-to-date results for our seasonal businesses as they are generally more meaningful than quarterly results.
Overview of Financial Results
Total net revenue for the first nine months of fiscal 2007 was $2.280 billion, up 14% compared with the first nine months of fiscal 2006. The fiscal 2007 revenue increase was due to revenue growth in our Consumer Tax, Payroll and Payments, and QuickBooks segments and to our February 2007 acquisition of Digital Insight. Digital Insight became part of our new Financial Institutions segment. Excluding revenue from our Financial Institutions segment, total net revenue for the first nine months of fiscal 2007 increased 11% compared with the same period of fiscal 2006.
Operating income from continuing operations of $691.6 million for the first nine months of fiscal 2007 increased 12% compared with $616.5 million for the first nine months of fiscal 2006. Fiscal 2007 revenue growth was partially offset by higher total operating costs and expenses. Higher operating expenses in the first nine months of fiscal 2007 reflect our acquisition of Digital Insight, continued investment in research and development for existing small business and Consumer Tax offerings and for new offerings as well as increases in advertising and other marketing spending to support the launch of our QuickBooks and Consumer Tax offerings.
Net income from continuing operations of $454.8 million for the first nine months of fiscal 2007 increased 15% compared with $396.3 million for the first nine months of fiscal 2006. Interest expense on the debt we issued in connection with our acquisition of Digital Insight was offset by higher interest income. Our effective tax rates for the first nine months of fiscal 2007 and fiscal 2006 were approximately 36% and 38%. Diluted net income per share from continuing operations of $1.27 for the first nine months of fiscal 2007 increased 17% compared with $1.09 for the same period of fiscal 2006. Average shares outstanding declined as a result of repurchases of common stock under our stock repurchase programs, partially offset by the issuance of shares in connection with our employee stock plans.
On February 6, 2007 we completed the acquisition of Digital Insight for a total purchase price of approximately $1.34 billion. In order to finance a portion of this transaction, on February 6, 2007 we borrowed $1 billion under a bridge credit facility, which we retired on March 12, 2007 with the proceeds of our issuance of $1 billion in senior notes. We funded the remainder of the purchase price with our existing cash balances. Our future operating results will reflect interest expense related to the senior notes.
In March 2007 we announced the mutual termination of a December 2006 agreement to acquire Electronic Clearing House Inc. There were no termination fees due from Intuit as a consequence of the termination of the agreement.
On March 13, 2007 we completed the sale of certain assets related to our Complete Payroll and Premier Payroll Service businesses to Automatic Data Processing, Inc. (ADP) for a price of up to approximately $135 million in cash. At the close of the transaction we received an initial payment of $44.8 million from ADP. The final purchase price is contingent upon customers transitioning to ADP. We will recognize the net gain on the sale of the assets as customers are transitioned pursuant to the agreement over a period not to exceed one year from the date of the sale. We recognized a net gain of $0.4 million on the sale of the assets in the third quarter of fiscal 2007.

We ended the third quarter of fiscal 2007 with cash and investments totaling $1.4 billion. In the first nine months of fiscal 2007 we generated cash from operations, from the issuance of long-term debt and, to a lesser extent, from the issuance of common stock under employee stock plans. During the same period we used cash for the purchase of Digital Insight and for purchases of property and equipment. We also repurchased 17.1 million shares of our common stock for $506.6 million under our stock repurchase programs during the first nine months of fiscal 2007. At April 30, 2007, no authorized funds remained available for stock repurchases. On May 17, 2007 we announced a new stock repurchase program under which we are authorized to repurchase up to $800 million of our common stock from time to time over a three-year period ending on May 14, 2010.
On March 22, 2007 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on March 22, 2012. We may use amounts borrowed under this credit facility for general corporate purposes or for future acquisitions or expansion of our business. To date we have not borrowed under the credit facility, but we may borrow under the credit facility from time to time as opportunities and needs arise. See “Liquidity and Capital Resources – Unsecured Revolving Credit Facility” below for more information.
Critical Accounting Policies and Estimates
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2006 and in “Purchase Accounting” below have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Except as discussed in “Accounting for Share-Based Compensation” below, we believe that during the first nine months of fiscal 2007 there were no significant changes in those critical accounting policies and estimates. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit Committee of our Board of Directors.
Purchase Accounting
Under the purchase method of accounting, we allocate the purchase price of acquired companies to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. We record the excess of purchase price over the aggregate fair values as goodwill. We engage third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. These valuations require us to make significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing purchased technology, customer lists and other identifiable intangible assets include future cash flows that we expect to generate from the acquired assets. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could experience impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could be accelerated.
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

Results of Operations
Financial Overview

(Dollars in millions,					YTD	YTD
except per	Q3	Q3	$	%	Q3	Q3	$	%
share amounts)	FY07	FY06	Change	Change	FY07	FY06	Change	Change

Total net revenue	$1,154.4	$952.6	$201.8	21%	$2,279.8	$1,999.4	$280.4	14%
Operating income from continuing operations	578.8	480.1	98.7	21%	691.6	616.5	75.1	12%
Net income from continuing operations	368.4	298.6	69.8	23%	454.8	396.3	58.5	15%
Diluted net income per share from continuing operations	$1.04	$0.84	$0.20	24%	$1.27	$1.09	$0.18	17%
Net cash provided by operating activities of continuing operations	$708.2	$659.0	$49.2	7%	$814.7	$731.6	$83.1	11%

Total net revenue increased $201.8 million or 21% in the third quarter of fiscal 2007 compared with the third quarter of fiscal 2006. Total net revenue was higher in the third quarter of fiscal 2007 due to revenue growth in our Consumer Tax, Professional Tax, and QuickBooks segments and to our acquisition of Digital Insight. Digital Insight became part of our new Financial Institutions segment. Excluding revenue from our Financial Institutions segment, total net revenue for the third quarter of fiscal 2007 increased 15% compared with the same period of fiscal 2006. Consumer Tax revenue increased $68.0 million or 14% in the third quarter of fiscal 2007 due to growth in federal online units and to price increases. Professional Tax revenue increased $33.8 million or 32% in the third quarter of fiscal 2007 due to the deferral of approximately $29 million in revenue from the second quarter of fiscal 2007 to the third quarter of fiscal 2007. This was approximately $27 million more than we deferred from the second quarter to the third quarter of fiscal 2006. QuickBooks segment revenue increased $27.5 million or 22% in the third quarter of fiscal 2007 due to unit growth and favorable product mix.
Total net revenue increased $280.4 million or 14% in the first nine months of fiscal 2007 compared with the same period of fiscal 2006. Total net revenue was higher in the first nine months of fiscal 2007 due to revenue growth in our Consumer Tax, Payroll and Payments, and QuickBooks segments and to our acquisition of Digital Insight. Excluding revenue from our Financial Institutions segment, total net revenue for the first nine months of fiscal 2007 increased 11% compared with the same period of fiscal 2006. Consumer Tax revenue increased $108.2 million or 15% in the first nine months of fiscal 2007 due to 17% growth in federal online units, excluding units donated through the Free File Alliance, and to price increases. Payroll and Payments revenue increased $48.2 million or 14% in the first nine months of fiscal 2007 due to growth in the QuickBooks Payroll and Payments customer bases, favorable Payroll product mix and higher transaction volume per customer in our Payments business. QuickBooks segment revenue increased $41.9 million or 10% in the first nine months of fiscal 2007 due to unit growth and favorable product mix. See “Total Net Revenue by Business Segment” below for more information.
Higher revenue in the third quarter and first nine months of fiscal 2007 was partially offset by higher expenses, including year to date expense increases of approximately $61 million for advertising and other selling and marketing expenses, approximately $60 million for product development, approximately $48 million for cost of revenue associated with our revenue growth and approximately $21 million for general and administrative expenses. See “Operating Expenses” below for more information.
Net income from continuing operations increased $69.8 million or 23% in the third quarter of fiscal 2007 and $58.5 million or 15% in the first nine months of fiscal 2007. Interest expense on the debt we issued in connection with our February 2007 acquisition of Digital Insight was offset by higher interest income in the third quarter of fiscal 2007 compared with the third quarter of fiscal 2006. Interest income increased in the third quarter and first nine months of fiscal 2007 compared with the same periods of fiscal 2006 due to higher interest rates and higher average invested balances. Our effective tax rates for the third quarters of fiscal 2007 and 2006 were approximately 36% and 39% and our effective tax rates for the first nine months of fiscal 2007 and 2006 were approximately 36% and 38%. Our effective tax rates for these periods differed from the federal statutory rate of 35% due to state income taxes, which were partially offset by the benefit we received from federal and state research and experimental credits and tax exempt interest income. In addition, we benefited from the retroactive extension of the federal research and experimental credit in the first nine months of fiscal 2007.
Diluted net income per share from continuing operations increased 24% to $1.04 in the third quarter of fiscal 2007 and 17% to $1.27 in the first nine months of fiscal 2007. Average shares outstanding declined during the first nine months of fiscal 2007 as a result of repurchases of 17.1 million shares of common stock under our stock repurchase programs, partially offset by the issuance of 7.8 million shares in connection with our employee stock plans.
At April 30, 2007, our cash, cash equivalents and investments totaled $1.4 billion, an increase of $167.9 million from July 31, 2006. In the first nine months of fiscal 2007, we generated $814.7 million in cash from our continuing operations and received approximately $1 billion in cash from the issuance of long-term debt and $150.9 million in cash from the issuance of common stock under employee stock plans. During the same period we used approximately $1.2 billion in cash for the purchase of Digital Insight (net of cash acquired) and $89.3 million in cash for purchases of property and equipment. We also repurchased 17.1 million shares of our common stock for $506.6 million under our stock repurchase programs during the first nine months of fiscal 2007. No authorized funds remained available for stock repurchases at April 30, 2007. On May 17, 2007 we announced a new stock repurchase program under which we are authorized to repurchase up to $800 million of our common stock from time to time over a three-year period ending on May 14, 2010.

Total Net Revenue by Business Segment
The table below and the discussion of net revenue by business segment that follows it are organized in accordance with our six reportable business segments. We have combined other revenue with service revenue because other revenue was less than 5% of total net revenue for the third quarter and first nine months of fiscal 2007 and 2006. In February 2007 we completed the acquisition of Digital Insight, a provider of outsourced online banking applications and services to banks, credit unions and savings and loan associations. We combined Digital Insight with our existing financial institutions group, which had been part of our Other Businesses segment, to create a new Financial Institutions segment during the third quarter of fiscal 2007. We have reclassified our existing financial institutions business from our Other Businesses segment to our Financial Institutions segment for all periods presented. See Note 7 to the financial statements in Item 1 for descriptions of product revenue and service and other revenue for each segment.

		% of		% of			% of		% of
		Total		Total		YTD	Total	YTD	Total
	Q3	Net	Q3	Net	%	Q3	Net	Q3	Net	%
(Dollars in millions)	FY07	Revenue	FY06	Revenue	Change	FY07	Revenue	FY06	Revenue	Change

QuickBooks
Product revenue	$132.6		$108.0			$391.3		$356.7
Service and other revenue	22.2		19.3			61.5		54.2

Subtotal	154.8	13%	127.3	13%	22%	452.8	20%	410.9	20%	10%

Payroll and Payments
Product revenue	52.8		49.4			155.0		144.0
Service and other revenue	71.7		67.1			233.2		196.0

Subtotal	124.5	11%	116.5	12%	7%	388.2	17%	340.0	17%	14%

Consumer Tax
Product revenue	126.1		121.4			297.9		263.2
Service and other revenue	441.1		377.8			507.7		434.2

Subtotal	567.2	49%	499.2	52%	14%	805.6	35%	697.4	35%	15%

Professional Tax
Product revenue	116.3		83.1			250.3		238.2
Service and other revenue	22.2		21.6			28.6		26.0

Subtotal	138.5	12%	104.7	11%	32%	278.9	12%	264.2	13%	6%

Financial Institutions
Product revenue	—		—			—		—
Service and other revenue	65.0		6.0			76.9		15.1

Subtotal	65.0	6%	6.0	1%	983%	76.9	4%	15.1	1%	409%

Other Businesses
Product revenue	61.8		58.3			157.1		157.6
Service and other revenue	42.6		40.6			120.3		114.2

Subtotal	104.4	9%	98.9	11%	6%	277.4	12%	271.8	14%	2%

Total Company
Product revenue	489.6		420.2			1,251.6		1,159.7
Service and other revenue	664.8		532.4			1,028.2		839.7

Total net revenue	$1,154.4	100%	$952.6	100%	21%	$2,279.8	100%	$1,999.4	100%	14%

QuickBooks
QuickBooks segment net revenue increased $27.5 million or 22% in the third quarter of fiscal 2007 and $41.9 million or 10% in the first nine months of fiscal 2007 compared with the same periods of fiscal 2006. Total QuickBooks software unit sales increased 20% and 8% in the third quarter and first nine months of fiscal 2007 compared with the same periods of fiscal 2006 due in part to new promotions, including our first-ever QuickBooks television advertisements. Revenue growth in the fiscal 2007 periods was also driven by favorable product mix, with QuickBooks Premier units increasing 23% and 25% in the third quarter and first nine months of fiscal 2007.
Payroll and Payments
Payroll and Payments net revenue increased $8.0 million or 7% in the third quarter of fiscal 2007 compared with the third quarter of fiscal 2006. In our Payments business, merchant services revenue increased 27% in the third quarter of fiscal 2007 due to 23% growth in the customer base and 8% higher transaction volume per customer. Merchant services revenue growth slowed in the third quarter of fiscal 2007 compared with the first and second quarters of fiscal 2007 due to new customer acquisition remaining relatively constant on a larger customer base. Revenue growth in Payroll and Payments in the third quarter of fiscal 2007 would have been approximately 13% if the sale of portions of our Complete Payroll and Premier Payroll Services customer base to ADP had not occurred.
Payroll and Payments net revenue increased $48.2 million or 14% in the first nine months of fiscal 2007 compared with the same period of fiscal 2006. In our Payments business, merchant services revenue increased 37% in the first nine months of fiscal 2007 due to 17% growth in the customer base and higher transaction volume per customer. Small business payroll revenue grew 6% in that period due to 5% growth in the customer base and, to a lesser extent, to favorable product mix that resulted in higher revenue per customer. Revenue growth in Payroll and Payments in the first nine months of fiscal 2007 would have been approximately 16% if the sale of portions of our Complete Payroll and Premier Payroll Services customer base to ADP had not occurred.
Consumer Tax
Consumer Tax net revenue increased $68.0 million or 14% in the third quarter of fiscal 2007 and $108.2 million or 15% in the first nine months of fiscal 2007 compared with the same periods of fiscal 2006 due to 17% growth in federal online units, excluding units donated through the Free File Alliance, and to price increases. Consumer Tax total net revenue for the fiscal 2007 periods included the impact of approximately $10 million in refunds to customers who experienced delays in electronically preparing or filing their income tax returns on April 17, 2007.
Professional Tax
Professional Tax net revenue increased $33.8 million or 32% in the third quarter of fiscal 2007 and $14.7 million or 6% in the first nine months of fiscal 2007 compared with the same periods of fiscal 2006. We estimate that changes in our Professional Tax offerings and delay of delivery of certain product elements for the 2006 tax year caused approximately $29 million in revenue to be deferred from the second quarter to the third quarter of fiscal 2007. This was approximately $27 million more than we deferred from the second quarter to the third quarter of fiscal 2006.
Financial Institutions
Financial Institutions net revenue increased $59.0 million to $65.0 million in the third quarter of fiscal 2007 and increased $61.8 million to $76.9 million in the first nine months of fiscal 2007 compared with the same periods of fiscal 2006. The revenue increases for the fiscal 2007 periods were almost entirely due to our February 2007 acquisition of Digital Insight.
Other Businesses
Other Businesses net revenue increased $5.5 million or 6% in the third quarter of fiscal 2007 and $5.6 million or 2% in the first nine months of fiscal 2007 compared with the same periods of fiscal 2006. In the first nine months of fiscal 2007, Quicken revenue decreased modestly while revenue from our business in Canada increased modestly and revenue from our Intuit Real Estate Solutions business grew 21%. Revenue for this segment grew 8% in the first nine months of fiscal 2007 when revenue from our MasterBuilder business, which we sold in May 2006, is excluded from fiscal 2006 revenue.

Cost of Revenue

		% of		% of	YTD	% of	YTD	% of
	Q3	Related	Q3	Related	Q3	Related	Q3	Related
(Dollars in millions)	FY07	Revenue	FY06	Revenue	FY07	Revenue	FY06	Revenue

Cost of product revenue	$43.7	9%	$43.7	10%	$149.3	12%	$147.8	13%
Cost of service and other revenue	95.1	14%	64.3	12%	233.8	23%	186.9	22%
Amortization of purchased intangible assets	13.8	n/a	2.3	n/a	18.7	n/a	8.0	n/a

Total cost of revenue	$152.6	13%	$110.3	12%	$401.8	18%	$342.7	17%

Cost of service and other revenue as a percentage of service and other revenue increased to 14% in the third quarter of fiscal 2007 from 12% in the third quarter of fiscal 2006. The impact of growth in TurboTax Online and electronic tax filing services, which have relatively lower costs of revenue, was more than offset by the impact of our acquisition of Digital Insight, which has relatively higher costs of revenue. Excluding our Financial Institutions segment, cost of service and other revenue as a percentage of service and other revenue decreased one percentage point to 11% in the third quarter of fiscal 2007.
Amortization of purchased intangible assets increased in the third quarter and first nine months of fiscal 2007 compared with the same periods of fiscal 2006 due to the amortization of purchased intangible assets that we acquired in connection with our February 2007 acquisition of Digital Insight. See Note 5 to the financial statements in Item 1.
Operating Expenses

		% of		% of		% of		% of
		Total		Total	YTD	Total	YTD	Total
	Q3	Net	Q3	Net	Q3	Net	Q3	Net
(Dollars in millions)	FY07	Revenue	FY06	Revenue	FY07	Revenue	FY06	Revenue

Selling and marketing	$216.5	19%	$187.7	20%	$593.1	26%	$532.0	26%
Research and development	119.1	10%	97.3	10%	354.8	15%	294.7	15%
General and administrative	77.7	7%	74.0	8%	223.7	10%	202.9	10%
Acquisition-related charges	9.7	1%	3.3	0%	14.8	1%	10.6	1%

Total operating expenses	$423.0	37%	$362.3	38%	$1,186.4	52%	$1,040.2	52%

Total operating expenses as a percentage of total net revenue declined slightly to 37% in the third quarter of fiscal 2007 compared with 38% in the third quarter of fiscal 2006 and were unchanged at 52% in the first nine months of fiscal 2007 compared with the same period of fiscal 2006. Total operating expenses in dollars increased $146.2 million in the first nine months of fiscal 2007, approximately $28 million of which was due to our February 2007 acquisition of Digital Insight.
Including Digital Insight, approximately 42% of the fiscal 2007 increase in total operating expenses was due to higher selling and marketing expenses that included increases in radio, television and online advertising expenses for our Consumer Tax and QuickBooks offerings as well as additional investments in direct marketing and product management. Approximately 41% of the fiscal 2007 increase in total operating expenses was due to higher research and development expenses. During the first nine months of fiscal 2007, we continued to invest in research and development for existing QuickBooks, Payroll and Payments, Consumer Tax and Financial Institutions offerings as well as for new offerings. We expect that our fiscal 2007 research and development expenses as a percentage of total net revenue will be higher than they were in fiscal 2006. About 14% of the fiscal 2007 increase in total operating expenses was due to $21 million higher general and administrative expenses that included approximately $9 million for fees associated with the resolution of certain legal matters and discretionary items in the first quarter of fiscal 2007.

Acquisition-related charges increased in the third quarter and first nine months of fiscal 2007 compared with the same periods of fiscal 2006 due to the amortization of purchased intangible assets that we acquired in connection with our February 2007 acquisition of Digital Insight. See Note 5 to the financial statements in Item 1.
Segment Operating Income
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. Segment expenses do not include certain costs, such as corporate general and administrative expenses and share-based compensation expenses, which are not allocated to specific segments. These unallocated costs totaled $125.6 million and $121.4 million in the third quarters of fiscal 2007 and 2006 and $375.5 million and $353.4 million in the first nine months of fiscal 2007 and 2006. Segment expenses also do not include amortization of purchased intangible assets, acquisition-related charges and impairment of goodwill and purchased intangible assets. In addition, segment expenses do not include interest expense, interest and other income and realized net gains or losses on marketable equity securities and other investments. See Note 7 to the financial statements in Item 1 for reconciliations of total segment operating income or loss to income or loss from continuing operations before income taxes for each fiscal period presented.

		% of		% of	YTD	% of	YTD	% of
	Q3	Related	Q3	Related	Q3	Related	Q3	Related
(Dollars in millions)	FY07	Revenue	FY06	Revenue	FY07	Revenue	FY06	Revenue

QuickBooks	$51.5	33%	$39.9	31%	$134.5	30%	$126.3	31%
Payroll and Payments	51.3	41%	48.2	41%	159.3	41%	134.7	40%
Consumer Tax	459.4	81%	406.1	81%	536.2	67%	488.9	70%
Professional Tax	110.7	80%	75.0	72%	169.2	61%	158.2	60%
Financial Institutions	14.4	22%	3.0	50%	17.8	23%	6.6	44%
Other Businesses	40.6	39%	34.9	35%	83.6	30%	73.7	27%

Total segment operating income	$727.9	63%	$607.1	64%	$1,100.6	48%	$988.4	49%

QuickBooks
QuickBooks segment operating income as a percentage of related revenue increased to 33% in the third quarter of fiscal 2007 from 31% in the third quarter of fiscal 2006 and decreased to 30% in the first nine months of fiscal 2007 from 31% in the first nine months of fiscal 2006. The $41.9 million growth in QuickBooks segment revenue in the first nine months of fiscal 2007 was partially offset by higher expenses, including increases of approximately $6 million for cost of revenue, approximately $12 million for selling and marketing expenses (which consisted primarily of higher radio and television advertising expenses and additional investments in direct marketing and product management) and approximately $14 million for product development expenses in that period.
Payroll and Payments
Payroll and Payments segment operating income as a percentage of related revenue remained unchanged at 41% in the third quarter of fiscal 2007 and 2006 and increased slightly to 41% in the first nine months of fiscal 2007 from 40% in the first nine months of fiscal 2006. Most of the fiscal 2007 revenue growth in this segment came from products and services with relatively lower costs of revenue, such as QuickBooks Payroll, Assisted Payroll and merchant services. The $48.2 million higher Payroll and Payments revenue in the first nine months of fiscal 2007 was partially offset by higher expenses, including increases of approximately $6 million for cost of revenue, approximately $8 million for product development expenses, approximately $3 million for selling and marketing expenses and approximately $6 million for general and administrative expenses in the fiscal 2007 period.
Consumer Tax
Consumer Tax segment operating income as a percentage of related revenue remained unchanged at 81% in the third quarter of fiscal 2007 and 2006 and decreased to 67% in the first nine months of fiscal 2007 from 70% in the first nine months of fiscal 2006. The $108.2 million growth in Consumer Tax revenue in the first nine months of fiscal 2007 was partially offset by higher expenses, including increases of approximately $42 million for selling and marketing expenses (including higher radio, television and online advertising expenses as well as higher direct marketing expenses) and approximately $16 million for product development expenses in the fiscal 2007 period.
Professional Tax
Professional Tax segment operating income as a percentage of related revenue increased to 80% in the third quarter of fiscal 2007 from 72% in the third quarter of fiscal 2006 and increased slightly to 61% in the first nine months of fiscal 2007 from 60% in the first nine months of fiscal 2006. Third quarter fiscal 2007 Professional Tax segment operating income was affected by the deferral of approximately $29 million in revenue associated with changes in our offerings and delay of delivery of certain product elements from the second quarter to the third quarter of fiscal 2007. This was approximately $27 million more than we deferred from the second quarter to the third quarter of fiscal 2006. If this additional deferral had not occurred, Professional Tax segment operating income as a percentage of related revenue would have been 75% for the third quarter of fiscal 2007. Professional Tax revenue increased $14.7 million while expenses were relatively stable in the first nine months of fiscal 2007 compared with the same period of fiscal 2006.
Financial Institutions
Financial Institutions segment operating income as a percentage of related revenue decreased to 22% in the third quarter of fiscal 2007 from 50% in the third quarter of fiscal 2006 and decreased to 23% in the first nine months of fiscal 2007 from 44% in the first nine months of fiscal 2006. The change in segment operating income structure is due to our February 2007 acquisition of Digital Insight, which is much larger and has higher costs than the Intuit financial institutions business that preceded it.
Other Businesses
Other Businesses segment operating income as a percentage of related revenue increased to 39% in the third quarter of fiscal 2007 from 35% in the third quarter of fiscal 2006 and increased to 30% in the first nine months of fiscal 2007 from 27% in the first nine months of fiscal 2006. The fiscal 2007 improvements in segment operating income as a percentage of related revenue were due to the May 2006 sale of our MasterBuilder business, which had relatively low operating margins.
Non-Operating Income and Expenses
Interest Expense
In order to finance a portion of our acquisition of Digital Insight, on February 6, 2007 we borrowed $1 billion under a bridge credit facility, which we retired in March 2007 with the proceeds of our issuance of $1 billion in senior notes. Interest expense for the third quarter and first nine months of fiscal 2007 included interest on the $1 billion bridge credit facility at 5.77% while it was outstanding and on the senior notes at 5.40% as to $500 million and 5.75% as to $500 million. The senior notes are due in March 2012 and March 2017 and are redeemable by Intuit at any time, subject to a make-whole premium. Fiscal 2007 interest expense also included the amortization of a total of $7.3 million in debt issuance costs over the terms of the related senior notes.
Interest and Other Income
Higher interest rates and higher average invested balances resulted in increases in interest income in the third quarter and first nine months of fiscal 2007 compared with the same periods of fiscal 2006. Interest income accounted for at least 90% of interest and other income in those periods.
Income Taxes
Our effective tax rate for the third quarter and first nine months of fiscal 2007 was approximately 36% and differed from the federal statutory rate due to state income taxes, which were partially offset by the benefit we received from federal and state research and experimental credits and tax exempt interest income. In addition, we benefited from the retroactive extension of the federal research and experimental credit in the first nine months of fiscal 2007. Our effective tax rates for the third quarter and first nine months of fiscal 2006 were approximately 39% and 38% and differed from the federal statutory rate of 35% due to state income taxes, which were partially offset by the benefit we received from federal and state research and experimental credits and tax exempt interest income.

In December 2006 the Tax Relief and Health Care Act of 2006 was signed into law. The Act includes a reinstatement of the federal research and experimental credit retroactive to January 1, 2006. We recorded a discrete tax benefit of $3.7 million for the retroactive amount related to fiscal 2006 during the second quarter of fiscal 2007. The credit as reinstated has an expiration date of December 31, 2007.
We acquired Digital Insight on February 6, 2007. See Note 5 to the financial statements in Item 1. Digital Insight has approximately $61 million in federal net operating loss carryforwards. We have recorded the tax effects of these carryforwards, which totaled $24 million, as deferred tax assets. The carryforwards will not result in an income tax provision benefit, but they will reduce income taxes payable and cash paid for income taxes as they are utilized. At April 30, 2007, we had total net deferred tax assets of $122.5 million, which included a valuation allowance of $4.4 million for certain state capital loss and net operating loss carryforwards. The allowance reflects management’s assessment that we may not receive the benefit of certain loss carryforwards in certain state jurisdictions. While we believe our current valuation allowance is sufficient, it may be necessary to increase this amount if it becomes more likely that we will not realize a greater portion of the net deferred tax assets. We assess the need for an adjustment to the valuation allowance on a quarterly basis.
Intuit Information Technology Solutions Discontinued Operations
In December 2005 we sold our Intuit Information Technology Solutions (ITS) business for approximately $200 million in cash. In accordance with the provisions of SFAS 144, we accounted for the sale of ITS as discontinued operations. Consequently, we have segregated the operating results of ITS from continuing operations in our statements of operations for all periods prior to the sale. For the first nine months of fiscal 2006, we recorded net revenue from ITS of $20.2 million and net income from ITS operations of $5.2 million. We also recorded a net gain on disposal of ITS of $34.3 million in the first nine months fiscal 2006. We recorded a net loss of $1.1 million for certain contingent liabilities that became payable to the purchaser of ITS during the third quarter of fiscal 2007. See Note 6 to the financial statements in Item 1.
Liquidity and Capital Resources
Statement of Cash Flows
At April 30, 2007, our cash, cash equivalents and investments totaled $1.4 billion, an increase of $167.9 million from July 31, 2006. During the first nine months of fiscal 2007 we generated $814.7 million in cash from our continuing operations. We used $1.4 billion in cash for investing activities during that period, including approximately $1.2 billion for our purchase of Digital Insight (net of cash acquired) and $89.3 million for purchases of property and equipment. We generated $652.5 million in cash from financing activities during the first nine months of fiscal 2007, including approximately $1 billion from the issuance of long-term debt and $150.9 million from the issuance of common stock under employee stock plans partially offset by $506.6 million for the repurchase of common stock under our stock repurchase programs. Included in income taxes payable at April 30, 2007 is approximately $192 million in income taxes that we expect to pay during the fourth quarter of fiscal 2007.
Stock Repurchase Programs
Our Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. During the third quarter and first nine months of fiscal 2007 we repurchased 10.4 million and 17.1 million shares of our common stock for $301.2 million and $506.6 million under our stock repurchase programs. No authorized funds remained available for stock repurchases at April 30, 2007. On May 17, 2007 we announced a new stock repurchase program under which we are authorized to repurchase up to $800 million of our common stock from time to time over a three-year period ending on May 14, 2010.
Digital Insight Acquisition
On February 6, 2007 we acquired all of the outstanding shares of Digital Insight for a total purchase price of approximately $1.34 billion including the value of vested options assumed. See Note 5 to the financial statements in Item 1. We borrowed $1 billion under a one-year unsecured bridge credit facility with two institutional lenders in order to pay a portion of the purchase price of Digital Insight. This bridge facility accrued interest at a rate of 5.77%. On March 12, 2007 we retired this bridge credit facility with the proceeds of our issuance of $1 billion in long-term senior unsecured notes. We issued $500 million of 5.40% senior unsecured notes due on March 15, 2012 (the 2012 Notes) and $500 million of 5.75% senior unsecured notes due on March 15, 2017 (the 2017 Notes). The 2012 Notes and the 2017 Notes are redeemable by Intuit at any time, subject to a make-whole premium. The 2012 Notes and the 2017 Notes include covenants that limit our ability to grant liens on our facilities and to enter into sale and leaseback transactions, subject to significant allowances.
Sale of Outsourced Payroll Assets
On March 13, 2007 we completed the sale of certain assets related to our Complete Payroll and Premier Payroll Service businesses to Automatic Data Processing, Inc. (ADP) for a price of up to approximately $135 million in cash. At the close of the transaction we received an initial payment of $44.8 million from ADP. The final purchase price is contingent upon customers transitioning to ADP. The assets were part of our Payroll and Payments segment. In accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we have not accounted for this transaction as a discontinued operation because the operations and cash flows of the assets could not be clearly distinguished, operationally or for financial reporting purposes, from the rest of our outsourced payroll business. We will recognize the net gain on the sale of the assets as customers are transitioned pursuant to the agreement over a period not to exceed one year from the date of the sale. In the third quarter of fiscal 2007 we recorded a net gain of $0.4 million in interest and other income in our statement of operations for customers who transitioned to ADP during that period and a deposit of $44.3 million in other current liabilities on our balance sheet. See Note 6 to the financial statements in Item 1.
Unsecured Revolving Credit Facility
On March 22, 2007 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on March 22, 2012. Advances under the credit facility will accrue interest at rates that are equal to, at our election, either Citibank’s base rate or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.18% to 0.575% based on our senior debt credit ratings. The applicable interest rate will be increased by 0.05% for any period in which the total principal amount of advances and letters of credit under the credit facility exceeds $250 million. The agreement includes covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 and a ratio of annual EBITDA to interest payable of not less than 3.00 to 1.00. We may use amounts borrowed under this credit facility for general corporate purposes or for future acquisitions or expansion of our business. To date we have not borrowed under the credit facility, but we may borrow under the credit facility from time to time as opportunities and needs arise.
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

Reserves for Returns and Rebates
Activity in our reserves for product returns and for rebates during the first nine months of fiscal 2007 and comparative balances at April 30, 2006 were as shown in the following table. Due to the seasonality of our business, we compare our returns and rebate reserve balances at April 30, 2007 to the reserve balances at April 30, 2006.

		Additions
	Balance	Charged		Balance	Balance
	July 31,	Against	Returns/	April 30,	April 30,
(In thousands)	2006	Revenue	Redemptions	2007	2006

Reserve for product returns	$29,385	$94,314	$(50,509)	$73,190	$65,112
Reserve for rebates	8,996	64,205	(34,919)	38,282	28,076

The fiscal 2007 increase in our reserve for product returns was due to higher revenue, especially in our Consumer Tax segment. The fiscal 2007 increase in our reserve for rebates was due to the timing of rebate promotions compared with fiscal 2006.
Off-Balance Sheet Arrangements
At April 30, 2007, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
Woodland Hills Facilities Lease
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
Digital Insight Commitments
In February 2007 we acquired Digital Insight, whose principal offices occupy approximately 46,000 square feet in Calabasas, California pursuant to a lease that expires on May 31, 2011. Digital Insight also occupies a total of approximately 129,000 square feet of office space in Westlake Village and Sacramento, California and in Athens, Atlanta and Norcross, Georgia. At April 30, 2007, our minimum commitments for Digital Insight facilities and other operating leases totaled approximately $12 million and our minimum Digital Insight vendor commitments totaled approximately $91 million and were primarily related to future outsourced bill payment services. The largest of these vendor commitments expires in June 2010.
Commitment for Interest Payments on Senior Notes
As described above in “Liquidity and Capital Resources – Digital Insight Acquisition,” in connection with our acquisition of Digital Insight we entered into a one-year $1 billion unsecured bridge credit facility. On March 12, 2007 we retired this bridge credit facility with the proceeds of our issuance of $1 billion in long-term senior unsecured notes. We issued $500 million of 5.40% senior unsecured notes due on March 15, 2012 (the 2012 Notes) and $500 million of 5.75% senior unsecured notes due on March 15, 2017 (the 2017 Notes). The 2012 Notes and the 2017 Notes are redeemable by Intuit at any time, subject to a make-whole premium. Interest is payable semiannually on March 15 and September 15 beginning on September 15, 2007. At April 30, 2007, our maximum commitment for interest payments under the senior notes was $422.5 million.

Recent Accounting Pronouncements
FIN 48, “Accounting for Uncertainty in Income Taxes”
In June 2006 the FASB issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, which means that it will be effective for our fiscal year beginning August 1, 2007. We are in the process of evaluating this guidance and therefore have not yet determined the impact that the adoption of FIN 48 will have on our financial position, results of operations or cash flows.
SFAS 157, “Fair Value Measurements”
In September 2006 the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value. This standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007, which means that it will be effective for our fiscal year beginning August 1, 2008. We are in the process of evaluating this standard and therefore have not yet determined the impact that the adoption of SFAS 157 will have on our financial position, results of operations or cash flows.
SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”
In February 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new standard does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157, “Fair Value Measurements,” and SFAS 107, “Disclosures about Fair Value of Financial Instruments.” SFAS 159 is effective for fiscal years beginning after November 15, 2007, which means that it will be effective for our fiscal year beginning August 1, 2008. We are in the process of evaluating this standard and therefore have not yet determined the impact that the adoption of SFAS 159 will have on our financial position, results of operations or cash flows.

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
Interest Rate Risk
Our cash equivalents and our portfolio of investments and funds held for payroll customers are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents, investments and funds held for payroll customers and the value of those investments. Should the Federal Reserve Target Rate increase by 10% or about 53 basis points from the levels of April 30, 2007, the value of our investments and funds held for payroll customers would decline by approximately $1.4 million. Should interest rates increase by 100 basis points from the levels of April 30, 2007, the value of our investments and funds held for payroll customers would decline by approximately $2.7 million.
We are also exposed to the impact of changes in interest rates as they affect our $500 million revolving credit facility. Advances under the credit facility accrue interest at rates that are equal to Citibank’s base rate or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.18% to 0.575% based on our senior debt credit ratings. Consequently, our interest expense would fluctuate with changes in the general level of these interest rates if we were to borrow any amounts under the credit facility. At April 30, 2007, no amounts were outstanding under the credit facility.
In connection with our acquisition of Digital Insight, on March 12, 2007 we issued $500 million of 5.40% senior unsecured notes due on March 15, 2012 and $500 million of 5.75% senior unsecured notes due on March 15, 2017. Since these senior notes bear interest at fixed rates, they are not subject to market risk due to changes in interest rates.
Derivative Instruments
In December 2006 we entered into a $500 million notional amount five-year forward starting swap and a $500 million notional amount 10-year forward starting swap designated as cash flow hedges of the interest payments on the senior notes described in Note 9 to the financial statements in Item 1. Under these interest rate swap contracts, we made fixed-rate interest payments and received variable-rate interest payments based on the London Interbank Offered Rate (LIBOR). The effect of these swaps was to offset changes in the fixed rate between the date we entered into the interest rate swaps and the issuance date of the senior notes. We settled the interest rate swaps on March 7, 2007 for a cumulative gain of $0.7 million which will be amortized using the effective yield method as an adjustment of interest expense over the term of the related debt in our statements of operations. At April 30, 2007, the unamortized gain of $0.7 million was included in other comprehensive income in the stockholders’ equity section of our balance sheet.
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
Since we translate foreign currencies (primarily Canadian dollars and British pounds) into U.S. dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations on our financial results has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant because our international subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of April 30, 2007, we did not engage in foreign currency hedging activities.

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

PART II
ITEM 1
LEGAL PROCEEDINGS
See Note 12 to the financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of legal proceedings.

ITEM 1A
RISK FACTORS
This report contains forward-looking statements regarding our business and expected future performance, and we are subject to many risks and uncertainties that may materially affect our business and future performance. All statements in this report, other than statements that are purely historical, are forward-looking statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “forecasts,” “estimates,” “seeks,” and similar expressions also identify forward-looking statements. In this report, forward-looking statements include, without limitation, the following:
•	our expectations and beliefs regarding future conduct and growth of the business;

•	the assumptions underlying our Critical Accounting Policies and Estimates, including our estimates regarding product rebate and return reserves; assumptions used to estimate the fair value of share-based compensation; and expected future amortization of purchased intangible assets;

•	our beliefs regarding collection of principal and interest on certain debt securities we hold;

•	our belief that our exposure to currency exchange fluctuation risk will not be significant in the future;

•	our belief that our income tax valuation allowance is sufficient;

•	our belief that our cash, cash equivalents and investments will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months;

•	our expectations regarding research and development efforts and expenses and the introduction of new or complementary products and related services and features;

•	our beliefs regarding seasonality and other trends for our businesses;

•	our assessments and beliefs regarding the future outcome of pending legal proceedings and the liability, if any, that Intuit may incur as a result of those proceedings;

•	our expectations regarding the costs and other effects of acquisition and disposition transactions; and

•	the expected effects of the adoption of new accounting standards.
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
Professional Tax. Our ProSeries professional tax offerings face pricing pressure from competitors seeking to obtain our customers through deep product discounts and loss of customers to competitors with offerings at lower prices. Our Lacerte professional tax offerings face competition from competitively-priced tax and accounting solutions that include integration with non-tax functionality.
Financial Institutions. In February 2007 we completed the acquisition of Digital Insight Corporation which provides outsourced online banking applications and services to banks, credit unions and savings and loan associations. We now compete with several companies that provide these services to financial institutions. The market for online banking services is highly competitive and fragmented with many providers. We face competition from two main sources: other companies similar to Digital Insight that offer outsourced Internet banking offerings, and vendors of data processing services to financial institutions. Also, vendors that primarily target the largest financial institutions occasionally compete in our target market. In some instances, we also compete with companies with whom we have referral or reseller relationships. Some of our current and potential competitors have longer operating histories and may be in a better position to produce and market their services due to their greater technical, marketing and other resources, as well as their greater name recognition and larger installed bases of customers. In addition, many of our competitors have well-established relationships with our current and potential financial institution customers and data processing vendors and have extensive knowledge of our industry.
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
Our web-based tax preparation services and electronic filing services are an important and growing part of our tax businesses and must effectively handle extremely heavy customer demand during the peak tax season from January to April. We face significant risks and challenges in maintaining these services and maintaining adequate service levels, particularly during peak volume service times. Similarly, governmental entities receiving electronic tax filings must also handle large volumes of data and may experience difficulties with their systems preventing the receipt of electronic filings. If customers are unable to file their returns electronically they may elect to make paper filings. This would result in reduced electronic tax return preparation and filing revenues and would harm our reputation and ability to attract and retain customers. For example, on April 17, 2007 our customers experienced significant delays in electronically filing their income tax returns due to an intermittent database problem in our e-filing system. We have refunded approximately $10 million in credit card charges for our consumer electronic filing and online tax preparation services that were made during the time that the delays occurred, which will not have a significant impact on our fiscal 2007 financial condition or results of operations. However, we may experience problems with our online systems and services in the future, and any prolonged interruptions in our web-based tax preparation or electronic filing service at any time during the tax season could result in lost customers, additional refunds of customer charges, negative publicity, and increased operating costs, any of which could significantly harm our business, financial condition and results of operations.
Risks associated with our financial institutions business may harm our results of operations and financial condition.
In February 2007 we completed the acquisition of Digital Insight, a provider of outsourced online banking services and applications to financial institutions. This new financial institutions business is subject to several risks, including the following:
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
We have acquired and may continue to acquire companies, products and technologies that complement our strategic direction. In February 2007 we completed the acquisition of Digital Insight for total consideration of approximately $1.34 billion including the value of assumed vested options. Acquisitions involve significant risks and uncertainties, including:
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
Acquisitions and divestitures are inherently risky. We can not be certain that our previous, pending or future transactions will be successful and will not materially adversely affect the conduct, operating results or financial condition of our business. Many transactions are subject to closing conditions, which may not be satisfied, and transactions may not be successfully completed even after their public announcement. We have generally paid cash for our recent acquisitions. These transactions may involve further use of our cash resources, the issuance of equity or debt securities, the incurrence of other forms of debt, the amortization of expenses related to intangible assets, or potential future impairment charges related to goodwill that we record on our balance sheet, which will be subject to annual testing in the future, any of which could harm our financial condition and results of operations. In particular, we allocated a portion of the purchase price for Digital Insight to goodwill, which could be subject to potential future impairment charges, and we also allocated a portion of the purchase price to identified intangible assets, which we expect to amortize over a period of three to five years. Further, we funded $1 billion of the purchase price of Digital Insight with the proceeds of senior unsecured notes. The use of debt to fund acquisitions or for other purposes significantly increases our interest expense and leverage. If we issue equity securities as consideration in an acquisition, current stockholders’ percentage ownership and earnings per share may be diluted.
In March 2007 we sold certain assets related to our Complete Payroll and Premier Payroll Service businesses to ADP for a maximum price of approximately $135 million. Because the final purchase price is contingent upon customers transitioning to ADP, the price could be materially less than the maximum if we do not successfully implement the transition process. We also expect to recognize any gain on the sale of these assets over a period not to exceed one year from the date of sale. We may continue to incur significant expenses of servicing customers prior to any transition.
We have issued $1 billion in a debt offering and may incur other debt in the future, which could adversely affect our financial condition and results of operations.
In connection with the acquisition of Digital Insight, we have issued $1 billion in senior unsecured notes. We have also entered into a $500 million five-year revolving credit facility. Although we have no current plans to request any advances under this credit facility, we may use the proceeds of any future borrowing for general corporate purposes or for future acquisitions or expansion of our business.
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
Our current revolving credit facility imposes restrictions on us, including restrictions on our ability to create liens on our assets and the ability of our subsidiaries to incur indebtedness, and require us to maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control. In addition, our long-term non-convertible debt includes covenants that may adversely affect our ability to incur certain liens or engage in certain types of sale and leaseback transactions. If we breach any of the covenants under our long-term debt or our revolving credit facilities and do not obtain a waiver from the lenders, then, subject to applicable cure periods, our outstanding indebtedness could be declared immediately due and payable.

In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities. If our credit ratings are downgraded or other negative action is taken, the interest rate payable by us under our revolving credit facility would increase. In addition, any downgrades in our credit ratings could affect our ability to obtain additional financing in the future and may affect the terms of any such financing.
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

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
Stock repurchase activity during the three months ended April 30, 2007 was as follows:

			Total Number	Approximate
			of Shares	Dollar Value of
	Total Number	Average	Purchased as	Shares That May
	of Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plans

February 1, 2007 through	2,315,362	$31.00	2,310,000	$229,605,767
February 28, 2007

March 1, 2007 through	5,440,000	$28.16	5,440,000	$76,402,856
March 31, 2007

April 1, 2007 through	2,673,600	$28.58	2,673,600	$—
April 30, 2007

Total	10,428,962	$28.90	10,423,600

Notes:

1.	Share figures above reflect Intuit’s July 2006 two-for-one stock split. See Note 1 and Note 11 to the financial statements.

2.	All shares purchased as part of publicly announced plans during the three months ended April 30, 2007 were purchased under a plan we announced on May 17, 2006 under which we repurchased the full $500 million of common stock approved. On May 17, 2007 we announced a new stock repurchase program under which we are authorized to repurchase up to $800 million of our common stock from time to time over a three-year period ending on May 14, 2010. No authorized funds remain under our previous stock repurchase programs. For additional information about Intuit’s historical stock repurchase activities, see Note 11 to the financial statements.

ITEM 6
EXHIBITS
We have filed the following exhibits as part of this report:

Exhibit		Filed	Incorporated
Number	Exhibit Description	Herewith	by Reference
4.01	Indenture, dated as of March 7, 2007, between the Company and The Bank of New York Trust Company, N.A. as trustee (incorporated by reference to Exhibit 4.01 to Form 8-K filed by the Registrant on March 7, 2007)		X

10.01	Underwriting Agreement, dated March 7, 2007, by and among the Company, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., on behalf of the several underwriters named therein (incorporated by reference to Exhibit 1.01 to Form 8-K filed by the Registrant on March 12, 2007)		X

10.02	Five Year Credit Agreement dated as of March 22, 2007, by and among Intuit Inc., the Lenders parties thereto, JPMorgan Chase Bank, N.A., as syndication agent, and Citicorp USA, Inc., as administrative agent (incorporated by reference to Exhibit 10.01 to Form 8-K filed by the Registrant on March 22, 2007)		X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01	Section 1350 Certification (Chief Executive Officer)	X

32.02	Section 1350 Certification (Chief Financial Officer)	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)
Date: May 30, 2007	By:	/s/ KIRAN M. PATEL
Kiran M. Patel
Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Filed	Incorporated
Number	Exhibit Description	Herewith	by Reference
4.01	Indenture, dated as of March 7, 2007, between the Company and The Bank of New York Trust Company, N.A. as trustee (incorporated by reference to Exhibit 4.01 to Form 8-K filed by the Registrant on March 7, 2007)		X

10.01	Underwriting Agreement, dated March 7, 2007, by and among the Company, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., on behalf of the several underwriters named therein (incorporated by reference to Exhibit 1.01 to Form 8-K filed by the Registrant on March 12, 2007)		X

10.02	Five Year Credit Agreement dated as of March 22, 2007, by and among Intuit Inc., the Lenders parties thereto, JPMorgan Chase Bank, N.A., as syndication agent, and Citicorp USA, Inc., as administrative agent (incorporated by reference to Exhibit 10.01 to Form 8-K filed by the Registrant on March 22, 2007)		X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01	Section 1350 Certification (Chief Executive Officer)	X

32.02	Section 1350 Certification (Chief Financial Officer)	X