Form 10-K
period 2007-07-31
INTUIT INC
filed 2007-09-14
CIK 896878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended July 31, 2007
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
(650) 944-6000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, $0.01 par value Preferred Stock Purchase Rights	Name of Exchange on Which Registered NASDAQ Global Select Market
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
Large accelerated filer ☑                                     Accelerated filer ☐                                     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of Intuit, Inc. outstanding common stock held by non-affiliates of Intuit as of January 31, 2007, the last business day of our most recently completed second fiscal quarter, based on the closing price of $31.45 was $9.96 billion. There were 338,899,364 shares of Intuit voting common stock outstanding as of August 31, 2007.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on December 14, 2007 are incorporated by reference in Parts II and III of this Annual Report on Form 10-K.

INTUIT INC.
FISCAL 2007 FORM 10-K
Intuit, the Intuit logo, QuickBooks, TurboTax, Lacerte, ProSeries, EasyACCT, Digital Insight, Quicken, and MRI, among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Simple Start, Innovative Merchant Solutions, QuickTax, TaxWiz and ProFile, among others, are trademarks and/or service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners.

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Please see the section entitled “Forward-Looking Statements and Risk Factors” in Item 1A of this Report for important information to consider when evaluating these statements.
PART I
ITEM 1
BUSINESS
CORPORATE BACKGROUND
General
Intuit Inc. is a leading provider of business and financial management solutions for small and medium sized businesses; financial institutions, including banks and credit unions; consumers; and accounting professionals. Our flagship products and services, including QuickBooks, Quicken and TurboTax software, simplify small business management and payroll processing, personal finance, and tax preparation and filing. ProSeries and Lacerte are Intuit’s leading tax preparation software suites for professional accountants. Our financial institutions division, anchored by Digital Insight Corporation, provides on-demand banking services to help banks and credit unions serve businesses and consumers with innovative solutions. Founded in 1983 and based in Mountain View, California, we had revenue of $2.7 billion in our fiscal year ended July 31, 2007. We had approximately 8,200 employees in major offices in the United States, Canada, the United Kingdom and other locations as of July 31, 2007.
Intuit was incorporated in California in March 1984. In March 1993 we reincorporated in Delaware and completed our initial public offering. Our principal executive offices are located at 2700 Coast Avenue, Mountain View, California, 94043, and our telephone number at that location is 650-944-6000. We maintain our corporate Web site at www.intuit.com. On our Web site, we also publish information relating to Intuit’s corporate governance and responsibility. The content on any Web site referred to in this filing is not incorporated by reference into this filing unless expressly noted otherwise. When we refer to “we,” “our” or “Intuit” in this Annual Report on Form 10-K, we mean the current Delaware corporation (Intuit Inc.) and its California predecessor, as well as all of our consolidated subsidiaries.
Available Information
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports, and amendments to these reports, required of public companies with the Securities and Exchange Commission (SEC). The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 202-551-8090. The SEC also maintains a Web site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Through a link to the SEC Web site, we make available free of charge on the Investor Relations section of our corporate Web site all of the reports we file with the SEC as soon as reasonably practicable after the reports are filed. Copies of Intuit’s fiscal 2007 Annual Report on Form 10-K may also be obtained without charge by contacting Investor Relations, Intuit Inc., P.O. Box 7850, Mountain View, California 94039-7850 or by calling 650-944-6000.
BUSINESS OVERVIEW
Intuit’s Mission
Intuit’s mission is to revolutionize people’s lives by solving important problems. Our goal is to create solutions so profound and simple that customers wouldn’t dream of going back to their old ways of keeping their books, managing their businesses, preparing their or their clients’ taxes, or organizing their finances.
We have three principal businesses – Small Business, Tax and Financial Institutions – and report our financial results in six segments. Small Business includes our QuickBooks segment and our Payroll and Payments segment.

Tax includes our Consumer Tax and Professional Tax segments. Financial Institutions is its own segment, and our sixth segment is Other Businesses. Following is a more detailed description of each segment:
•	QuickBooks includes QuickBooks accounting and business management software and technical support, as well as financial supplies for small businesses.

•	Payroll and Payments includes small business payroll products and services. It also encompasses merchant services, such as credit and debit card processing, provided by our Innovative Merchant Solutions business.

•	Consumer Tax includes TurboTax consumer and small business tax return preparation products and services.

•	Professional Tax includes Lacerte and ProSeries professional tax products and services.

•	Financial Institutions consists primarily of outsourced online banking applications and services for banks and credit unions provided by our Digital Insight business. This segment was formed in the third quarter of fiscal 2007 after our February 2007 acquisition of Digital Insight.

•	Other Businesses includes our Quicken personal finance products and services, Intuit Real Estate Solutions, and our businesses in Canada and the United Kingdom.
Company Growth Strategy
Our strategy is to be in growth businesses, high-profit businesses and attractive new markets with large unmet or underserved needs that we can solve well. Our core competency is customer-driven innovation applied to solve important customer problems simply. We seek to continuously improve our existing solutions to delight customers by creating product and service experiences that are dramatically better than the alternatives. We approach new opportunities by developing products and services designed to attract customers who do not use software products (non-consumption) and by offering solutions that have better value compared with higher-priced alternatives (disruption). This strategy helps us to build large user bases and create durable competitive advantage.
Our offerings serve consumers, small business and tax customers, and accounting professionals, who are both customers and recommenders of our products and services. We divide potential customers into three groups:
•	“Self-Directed” Customers: These customers are comfortable using software and doing the work themselves. They are likely to use products such as QuickBooks, QuickBooks Standard Payroll, TurboTax and online banking applications that we provide through financial institutions.

•	“Self-Directed with Assistance” Customers: These customers are comfortable doing much of the work themselves, but want some assistance and assurance that they have done it right. They are likely to use services such as QuickBooks support and QuickBooks Assisted Payroll. We are increasing our focus on serving these customers – particularly in our consumer tax and payroll businesses. We believe that this customer segment offers significant potential for Intuit as many of these customers are served today either by fully self-directed solutions or by full-service solutions that are more expensive and complicated than they need.

•	“Can’t Be Bothered” Customers: These customers want lots of human assistance and are likely to use full-service providers. We do not focus on these customers.
Four fundamentals support our growth strategy:
•	We carefully choose the businesses we are in, focusing on businesses with large unmet or underserved market opportunities where we believe we can build a strategic and durable advantage.

•	We actively look for significant new customer problems and apply our core competency of customer-driven innovation to solve those problems with simple, easy-to-use solutions.

•	We solicit and act on feedback from our customers so that we can continually improve our existing products and services. Our goal is customers who are so happy with our products and services that they actively recommend them to others. We call these customers promoters, who create positive word-of-mouth and brand preference.

•	We apply operational rigor and process excellence principles to execute more effectively on a daily basis. Our goal is to provide better customer experiences at lower cost.
Right for Me Initiatives
Our focus on customer needs is embodied in Right for Me initiatives. Rather than approach our targeted markets with a “one size fits all” mentality, we dig deeper to understand the many different needs of various customer segments. We then use this knowledge to develop products and services to meet those different needs. Over the past several years, for example, we have gone from offering just two versions of QuickBooks to offering many QuickBooks solutions that address different needs. See “Products and Services” below for more information.
PRODUCTS AND SERVICES
Intuit offers its products and services in six business segments: QuickBooks, Payroll and Payments, Consumer Tax, Professional Tax, Financial Institutions and Other Businesses. For financial information about these segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Note 8 to the financial statements in Item 8.
Classes of similar products or services that accounted for 10% or more of total net revenue in fiscal 2007, 2006 and 2005 were as follows:

	Fiscal	Fiscal	Fiscal
	2007	2006	2005
QuickBooks products and services	22%	23%	25%
Payroll and Payments products and services	19%	20%	19%
Consumer Tax products and services	31%	31%	29%
Professional Tax products and services	11%	12%	13%
Our primary products and services are sold mainly in the United States and are described below. International total net revenue was less than 5% of consolidated total net revenue for fiscal 2007, 2006 and 2005.
QuickBooks
QuickBooks Software. Our QuickBooks product line brings bookkeeping capabilities and business management tools to small business users in an easy-to-use design that does not require them to be familiar with debit and credit accounting. As part of our Right for Me strategy, we offer a range of products to suit the needs of different types of small businesses. Our products include QuickBooks Simple Start, which provides accounting functionality suitable for very small, less complex businesses; QuickBooks Pro, which provides accounting functionality suitable for slightly larger businesses, including those with payroll needs; QuickBooks Pro for Mac; QuickBooks Premier, which provides small businesses with advanced accounting functionality and business planning tools; and QuickBooks Enterprise Solutions, designed for larger mid-market businesses. Our Premier and Enterprise products also come in a range of industry-specific editions, including Accountant, Manufacturing and Wholesale, Retail, Non-Profit, Contractor, and Professional Services. In addition, we offer a Web-based version of QuickBooks called QuickBooks Online Edition that is suitable for multiple users working in various locations.
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

Intuit Developer Network. The Intuit Developer Network is an initiative that encourages third-party software developers to build applications that exchange data with QuickBooks and other Intuit products by giving them access to certain application programming interfaces. Developers who register with the Intuit Developer Network have access to the latest QuickBooks software development kit, QuickBooks software downloads and member benefits such as QuickBooks marketing tools, development kit forums and one-on-one engineering support. At the end of fiscal 2007, approximately 350 third-party applications were available for QuickBooks and other Intuit products at www.marketplace.intuit.com.
Payroll and Payments
Small Business Payroll. QuickBooks Payroll is a family of products sold on a subscription basis to small businesses that prepare their own payroll or want some assistance with preparing their payroll. It is also sold to accountants who use QuickBooks and help their clients manage their payrolls. The product family includes QuickBooks Basic Payroll, which provides payroll tax tables for customers with up to three employees; QuickBooks Standard Payroll, which provides payroll tax tables and federal forms for customers of any size; QuickBooks Enhanced Payroll, which in addition to the Standard Payroll features also provides state forms, workers’ compensation tracking and eFile & Pay for federal and state payroll taxes; QuickBooks Enhanced Payroll for Accountants, which has several accountant-specific features in addition to the features in QuickBooks Enhanced Payroll; and QuickBooks Online Payroll, for use with QuickBooks Online Edition. We also offer QuickBooks Assisted Payroll, via which Intuit provides the back-end aspects of payroll processing, including tax payments and filings, for customers who process their payrolls using QuickBooks. Finally, our Complete Payroll offering provides payroll processing, direct deposit, check delivery and tax payment services for customers who do not need QuickBooks and who provide payroll information via the Web or personal computer. Direct deposit is also available with these offerings for additional fees.
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
Consumer Tax Return Preparation Offerings. Our TurboTax products and services are designed to enable individuals and small business owners to prepare their own federal and state personal and small business income tax returns easily, quickly and accurately. They are designed to be easy to use, yet sophisticated enough for complex tax returns. For the 2006 tax season we offered a range of software products and services that included desktop and online versions of TurboTax Basic, TurboTax Deluxe, TurboTax Premier, and TurboTax Home and Business. We also offered TurboTax Business desktop software and TurboTax Free Edition online. Our online offerings are an interactive tax preparation service that enables individual taxpayers to prepare and electronically file their federal and state income tax returns entirely online. In addition, our innovative Instant Data Entry feature enables taxpayers to import data directly into their tax returns from Form W-2 (wages) and Form 1099 (interest, dividends and stock transactions) from participating financial institutions and payroll service companies. This feature saves TurboTax users time and increases accuracy.
Electronic Filing and Other Services. Through our electronic filing center, our desktop and Web-based tax preparation customers can electronically file their federal income tax returns, as well as state returns in all states that support electronic filing. For the 2006 tax year our online tax services were offered through the Web sites of approximately 1,900 financial institutions, electronic retailers and other merchants and on Yahoo!® Finance Tax Center. We also offer services that enable taxpayers to pay for their tax products and services with their anticipated refund.

Intuit Tax Freedom Project. Under the Intuit Tax Freedom Project, we provide online federal and state income tax return preparation and electronic filing services at no charge to eligible taxpayers. In fiscal 2007 we provided approximately 1.5 million free federal returns under this initiative. We are a member of the Free File Alliance, a consortium of private sector companies that entered into an agreement with the federal government in October 2002, which was renewed in October 2005 for four additional years. Under this agreement, a number of private sector companies have been providing Web-based federal tax preparation and filing services at no cost to eligible taxpayers. See also “Competition – Consumer Tax” later in this Item 1.
Professional Tax
Our Professional Tax segment provides a variety of software and services for accountants and tax preparers in public practice who serve multiple clients. We design, create, sell and support offerings that help professional accountants and tax preparers provide accounting, tax planning and tax compliance services to their individual and business clients and that help them manage their own practices more effectively. Our current professional tax software product lines are Lacerte and ProSeries. Lacerte software is designed for full-service accounting firms that prepare the most complex returns. We offer two versions of our ProSeries software: ProSeries Professional Edition, designed for year-round tax practices that prepare moderately complex tax returns; and ProSeries Basic Edition, designed for the needs of smaller and seasonal tax practices. Customers can elect to license professional tax products for a flat fee for unlimited annual use, or use them on a “pay-per-return” basis. Lacerte and ProSeries customers can file their clients’ tax returns using our electronic filing services. We also offer EasyACCT Professional Accounting Series, which allows accountants to create financial statements and prepare tax forms such as Form W-2 and Form 940 for their clients, as well as several other software products that help accountants provide a broader spectrum of services to their clients.
Financial Institutions
Our Digital Insight business provides a comprehensive portfolio of outsourced online banking software products that are generally hosted in our data centers and delivered as an on-demand service offering to small and medium sized financial institutions.
Consumer Banking. We offer Internet banking applications that financial institutions make available to their retail customers. These applications include the ability to view transaction history, account balances, check images and statements; funds transfer between accounts; inter-institutional transfers; bill payment and bill presentment; and interfaces to personal financial management software such as Quicken.
Business Banking. We also offer business banking software products and services that financial institutions make available to their business customers. These offerings include features similar to those of our retail product as well as lockbox reporting, payroll direct deposit, wire and inter-account fund transfers, account reconciliations, foreign exchange trade and interfaces to business financial management software such as QuickBooks. Our business banking software products can be deployed as a licensed software implementation or hosted in our data centers. A licensed implementation allows financial institutions to host our software using their own equipment and facilities.
Other Banking Products and Services. We offer supporting products and services for consumer and business online banking that include Web portal technology, wireless capability, target marketing, professional services and Web site development and maintenance.
Other Businesses
Quicken. Our Quicken line of desktop software products helps users organize, understand and manage their personal finances. Quicken allows customers to reconcile bank accounts, record credit card and other transactions, write checks, and track investments, mortgages and other assets and liabilities. Quicken also allows customers to flag their tax-related financial transactions and download that information into our TurboTax consumer tax return preparation software. We offer Quicken Starter Edition and Quicken Deluxe as well as Quicken Premier, which offers more robust investment and tax planning tools; Quicken Home and Business, which allows customers to manage both personal and small business finances in one application; and Quicken for Mac.

Intuit Real Estate Solutions. Our Intuit Real Estate Solutions business offers software and related technical support, consulting and training services for residential, commercial and corporate property managers. In addition to its domestic operations, this business has operations in six international locations.
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
Our traditional core desktop software products – QuickBooks, Quicken, TurboTax, Lacerte and ProSeries – tend to have fairly predictable, structured development cycles of about a year, with annual product releases. We also develop new products for which development cycles are less predictable. Developing consumer and professional tax software presents unique challenges because of the demanding development cycle required to accurately incorporate tax law and tax form changes within a rigid timetable. The development timing for our other small business and financial institutions offerings varies with business needs and regulatory requirements and the length of the development cycle depends on the scope and complexity of each particular project.
In our Financial Institutions business, we have relationships and have developed interfaces with most of the major vendors of core processing software and outsourced core processing services to financial institutions. These system interfaces allow us to access a financial institution’s host system to provide end users access to their account data. In addition to developing new interfaces, we continue to significantly enhance our many existing interfaces in order to deliver more robust connectivity and increase operating efficiencies.
We continue to make substantial investments in research and development. Our future research and development efforts will be focused on enhancing existing products and services and on developing new products and services to address customer needs in existing and new markets. We anticipate that the products we develop in the future will offer increased ease of use, be customized for specific customer categories, be Web-integrated or Web-based, and feature improved integration with other Intuit and third party products and services and with our internal information systems. We also expect to continue to focus significant research and development efforts on multi-year projects to modernize the technology platforms for many of our products. Our research and development expenses were $472.5 million or 17% of total net revenue in fiscal 2007, $385.8 million or 17% of total net revenue in fiscal 2006, and $292.6 million or 15% of total net revenue in fiscal 2005.
SEASONALITY
Our QuickBooks, Consumer Tax and Professional Tax businesses are highly seasonal. Some of our other offerings are also seasonal, but to a lesser extent. Revenue from many of our small business software products, including QuickBooks, tends to be at its peak around calendar year end, although the timing of new product releases or changes in our offerings can materially shift revenue between quarters. Sales of income tax preparation products and services are heavily concentrated in the period from November through April. In our Consumer Tax business, a greater proportion of our revenue has been occurring later in this seasonal period due in part to the growth in sales of TurboTax Online, for which revenue is recognized upon filing. These seasonal patterns mean that our total net revenue is usually highest during our second quarter ending January 31 and third quarter ending April 30. We typically report losses in our first quarter ending October 31 and fourth quarter ending July 31, when revenue from our tax businesses is minimal while operating expenses continue at relatively consistent levels.
MARKETING, SALES AND DISTRIBUTION CHANNELS
Markets
Our primary target customers are small and medium sized businesses, consumers, accounting professionals, and small and medium sized financial institutions. The markets in which we compete have always been characterized by rapid technological change, shifting customer needs, and frequent new product introductions and enhancements by competitors. Over the past few years the Internet has accelerated the pace of change and revolutionized the way that customers learn about and purchase products. Real-time, personalized online experiences are rapidly becoming the standard. Many customers now begin their shopping process online and make their purchase either online or at a retail location, driving the need to create integrated, multi-channel shop and buy experiences. Market and industry changes are quickly rendering existing products and services obsolete, so our success depends on our ability to respond rapidly to these changes with new business models, updated competitive strategies, new or enhanced products and services, alternative distribution methods and other changes in the way we do business.
Our target customers for outsourced online consumer and business banking are small and medium sized financial institutions seeking a comprehensive Internet solution in order to compete with the larger national banks in their market. The majority of our sales opportunities are with financial institutions evaluating a conversion from a competitive Internet banking platform, often in response to end user demands for increased functionality. To a lesser degree, we market to newly-created banks and other financial institutions that have yet to offer online banking to their customers.
Marketing Programs
To sell our products and services to small businesses, consumers and accounting professionals, we use a variety of marketing programs to generate software orders, stimulate demand and generally maintain and increase customer awareness of our products and services. These programs include direct-response mail and email campaigns; Web marketing, including purchasing key words from major search engine companies; telephone solicitations; newspaper, magazine, billboard, radio and television advertising; and promotional offers that we coordinate with major retailers and computer original equipment manufacturers, or OEMs. We also use workflow-integrated in-product messaging in some of our software products to market other related products and services, including third-party products and services.
In our Financial Institutions business, our marketing efforts are primarily focused on identifying potential financial institution clients and marketing our services to consumer end users in cooperation with our financial institution clients. Our marketing efforts include press relations, advertising, direct mail, trade show meetings with Internet banking user groups, and client conferences hosted by us and our core processing partners. We offer cooperative marketing programs under which our financial institution clients partner with us to promote higher adoption and retention of the online channel and cross-sell additional products to online end users. We also receive marketing benefits in our Financial Institutions business from endorsements and promotional arrangements. We are exclusively endorsed by the American Bankers Association (ABA) for our Internet banking product and we have promotional arrangements with several state banking associations that promote our products to their constituents.
Sales and Distribution Channels
Multi-Channel Shop and Buy Experiences. Our customers increasingly use the Internet to research products and services. Some customers buy these products and services online, while others prefer to make their final decision at a retail location. We tailor our Web sites, promotions and retail displays to this emerging integrated multi-channel shop and buy model.
Direct Sales Channel. We sell many of our products and services for small businesses, consumers and accounting professionals directly to our customers through our Web sites and call centers.

In our Financial Institutions business, we sell our products and services to financial institutions using a direct sales model and, to a lesser extent, in cooperation with core processing partners. Our sales and account management team is primarily organized by financial institution asset size and location. Our typical sales cycle is approximately six to twelve months for new financial institutions and four to six months for add-on sales to existing customers. Financial Institutions sales compensation plans are aligned with our primary goals of driving new sales, renewing contracts with existing customers and selling add-on products to existing customers.
Retail Distribution Channel. We sell our QuickBooks, TurboTax and Quicken software and small business payroll services at retail in the United States by selling directly and through distributors to office supply superstores, warehouse clubs, consumer electronics retailers, general mass merchandisers, e-commerce companies and catalogers. In Canada and other international markets, we also rely on distributors and other third parties, who sell products into the retail channel.
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
OEM Channel. Through our relationships with selected personal computer OEMs, we sell software to customers purchasing new OEM systems and we sell products offered by OEMs to their customers after the point of sale. Although revenue from our OEM channel is much less significant than revenue from our other distribution channels, OEM relationships help us to attract new customers and generate sales of our core desktop software products.
Third-Party “Value-Added” Distribution Arrangements. In our Financial Institutions business, we have joint marketing arrangements with several core processing vendors. More than half of our Financial Institutions segment revenue is derived from these referral and reseller agreements with core processing vendors. They include Fiserv, Open Solutions, Inc,. Fidelity Information Services, Inc., Metavante Corporation and Computer Services Inc. To deliver bill payment and bill presentment services to our financial institution customers, we also maintain value-added reseller relationships with major providers such as Metavante Corporation and CheckFree Corporation. We have integrated these products into our offerings, enabling financial institutions to offer bill payment and bill presentment within their online banking suites.
We supplement our small business and consumer direct sales capabilities and our retail and OEM distribution relationships with selected third-party distribution arrangements. We believe these relationships will enhance the growth opportunities for certain product and service offerings by allowing us to benefit from the value-added marketing and sales expertise of these third parties. For example, our Innovative Merchant Solutions merchant services business participates in a limited liability company that acquires merchant customers for IMS. See Note 1 to the financial statements in Item 8. During fiscal 2008 and beyond, we expect to continue to optimize, expand and support our network of third-party relationships.
COMPETITION
Overview
We face intense competition in all of our businesses, both domestically and internationally. Competitive interest and expertise in many of the markets we serve, particularly small business, consumer tax and online banking, has grown markedly over the past few years and we expect this trend to continue. Some of our existing competitors have significantly greater financial, technical and marketing resources than we do. As we implement our customer-driven strategies, we face increased competitive threats from larger companies than we have historically faced. In addition, the competitive landscape can shift rapidly as new companies enter markets in which we compete. This is particularly true for Web-based products and services, where the barriers to entry are lower than they are for more traditional software products and services. To attract customers, many new Web-based competitors are offering free or low-priced entry-level products which we must take into account in our pricing strategies.

Our most obvious competition comes from other companies that offer technology solutions similar to ours. However, for many of our products and services, other important competitive alternatives for customers are manual tools and processes, or general-purpose software. Many of our new customers have used pencil and paper or software such as word processors and spreadsheets, rather than competitors’ software and services, to perform financial tasks. For example, many taxpayers prepared their tax returns manually before using TurboTax; a large number of small businesses used spreadsheets to keep their books and calculate their payrolls before purchasing QuickBooks; and many end user customers used paper checkbooks to track their bank accounts and pay their bills before using online banking software. We believe that there is a long-term trend away from manual methods and toward the use of both online and desktop software to accomplish these tasks that will provide us future growth opportunities.
Competition Specific to Business Segments
Small Business. QuickBooks is the leading product in the retail sales channel for its category. We face significant competitive challenges in our QuickBooks business and our Payroll and Payments business from Microsoft Corporation, which in September 2005 launched accounting software and associated services that directly target small business customers. Increasingly, our small business products and services also face competition from free online banking and payment services offered by financial institutions and others. In our merchant services business, we also compete directly with a number of independent sales organizations, none of which dominates the market.
Consumer Tax. In the private sector we face intense competition primarily from H&R Block, the makers of TaxCut software, and increasingly from Web-based offerings such as 2nd Story Software’s TaxACT, where we are subject to significant and increasing price pressure. We also compete for customers with assisted tax preparation businesses such as H&R Block.
We also face potential competitive challenges in our Consumer Tax business from publicly funded government entities that offer electronic tax preparation and filing services at no cost to individual taxpayers. We are a member of the Free File Alliance, a consortium of private sector companies that signed an agreement with the federal government in October 2002 that was renewed for four years in October 2005. Under this agreement, a number of private sector companies, rather than the federal government, have been providing Web-based federal tax preparation and filing services at no cost to eligible federal taxpayers through initiatives such as our Intuit Tax Freedom Project. Approximately 20 states have also adopted Free File Alliance public-private agreements while approximately 20 other states offer some form of direct government tax preparation and filing services free to qualified taxpayers. We continue to actively work with others in the private and public sectors to advance the goals of the Free File Alliance policy initiative and to support successful public-private partnerships. However, future administrative, regulatory or legislative activity in this area could harm our Consumer Tax business.
Professional Tax. Our ProSeries professional tax offerings face pricing pressure from competitors seeking to obtain our customers through deep product discounts and loss of customers to competitors with offerings at lower prices. Our Lacerte professional tax offerings face competition from competitively-priced tax and accounting solutions that include integration with non-tax functionality.
Financial Institutions. The market for Internet banking services is highly competitive. In the area of retail Internet banking, we primarily compete with other companies that provide outsourced online banking services to financial institutions, including Online Resources, S1 Corporation and FundsXpress (a subsidiary of First Data Corporation). Also, vendors such as Corillian (now part of CheckFree Corporation) that primarily target the largest financial institutions occasionally compete with us in our market segment. In addition, Fiserv, Open Solutions, Inc., Fidelity Information Services, Inc., Jack Henry, Metavante Corporation and several other vendors of core processing services to financial institutions offer their own online banking products, although many of these firms also offer our products through a referral or reseller arrangement with us. Our primary competitors in the business banking services market segment are vendors of business banking systems for large corporations and include P&H Solutions, BankLink, Fundtech, and S1 Corporation.

The following table shows the significant competitors for each of our major products and services.

Intuit		Significant Competitors
Segment	Product or Service	Name	Product or Service
QuickBooks	QuickBooks	Microsoft Corporation	Microsoft Office Small Business
Accounting
		The Sage Group PLC	Best/Peachtree Software

	Financial supplies	Deluxe Corporation and Microsoft,	Business forms and checks
in partnership with Deluxe
		Kinko’s, Office Depot, Staples	Business forms

Payroll and Payments	Small business payroll	ADP, Paychex, Paycycle and	Tax table subscriptions, electronic
		Microsoft, in partnership with ADP	filing services and Web-based
payroll solutions
		Ceridian	Web-based payroll solutions

	Merchant services	Wells Fargo, First Data Corporation,	Merchant processing services
Heartland Payments

Consumer Tax	TurboTax	H&R Block	TaxCut
		2nd Story Software, Inc.	TaxACT

Professional Tax	ProSeries	CCH Incorporated	ATX / TaxWise product lines

	Lacerte	CCH Incorporated	ProSystem fx Office Suite
		Thomson Corporation	CS Professional Suite,
GoSystems Tax

Financial Institutions	Online banking services	Fiserv, Open Solutions, Fidelity	Online banking services
Information Services, Jack Henry
and Metavante Corporation
Online Resources, S1 Corporation
and FundsXpress
P&H Solutions, BankLink, Fundtech
and S1 Corporation

Other Businesses	Quicken	Microsoft Corporation	Microsoft Money
Competitive Factors
We believe the most important competitive factors for our core software products – QuickBooks, Quicken, TurboTax, Lacerte and ProSeries – are ease of use, product features, size of the installed customer base, brand name recognition, value, and product and support quality. Access to distribution channels is also important for our QuickBooks, TurboTax and Quicken products. In addition, the ability for customers to upgrade within product families as their businesses grow is a significant competitive factor for our QuickBooks products. Productivity is also an important competitive factor for the full-service accounting firms to which we market our Lacerte products. We believe we compete effectively on these factors as our QuickBooks, Quicken and TurboTax products are the leading products in the retail sales channel for their respective categories.
For our service offerings such as small business payroll, merchant services and outsourced online banking, features and ease of use, the integration of these products with related software, brand name recognition, effective distribution, quality of support and scalability of operations are important competitive factors.

CUSTOMER SERVICE AND TECHNICAL SUPPORT
We provide customer service and technical support by telephone, e-mail, online chat, online communities, and our customer service and technical support Web sites. We have full-time and outsourced customer service and technical support staffs, which we supplement with seasonal employees and additional outsourcing during periods of peak call volumes, such as during the tax return filing season or following a major product launch. We outsource to several firms domestically and internationally. Most of our internationally outsourced consumer and small business customer service and technical support personnel are currently located in India and the Philippines.
We offer free self-help information through our technical support Web sites for QuickBooks, Quicken, TurboTax and our Professional Tax software products. Customers use our Web sites to find answers to commonly asked questions and check on the status of orders. Under certain support plans, customers can also use our Web sites to receive product updates electronically. Support alternatives and fees vary by product. We also sponsor online user communities where customers can share product advice with each other.
MANUFACTURING AND DISTRIBUTION
Desktop Software and Supplies
The major steps involved in manufacturing desktop software are manufacturing CDs, printing boxes and related materials, and assembling and shipping the final products. We have a manufacturing agreement with ModusLink Corp. under which ModusLink provides substantially all outsourced manufacturing related to our retail launches of QuickBooks, TurboTax and Quicken, as well as for day-to-day retail order fulfillment after product launches. We have centralized the manufacturing for our retail products in a ModusLink facility which is co-located with our primary retail fulfillment vendor, Ingram Micro Logistics (IML), a division of Ingram Micro Inc. ModusLink has operations in multiple locations that can provide redundancy if necessary. We also outsource the product manufacturing and distribution for most of our direct sales orders to Arvato Services, Inc., a division of Bertelsmann AG. We use Harland Clarke, a division of M&F Worldwide Corporation, exclusively to fulfill orders for all of our printed checks and most other products for our financial supplies business.
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
Internet-Based Products and Services
Intuit’s data centers house most of the systems, networks and databases required to operate and deliver our Internet-based products and services. These include QuickBooks Online Edition, online payroll products and services for QuickBooks and non-QuickBooks users, TurboTax Online, consumer and professional electronic tax filing services, and Digital Insight outsourced online banking applications and services. Through our data centers, we connect customers to products and services and we store the vast amount of data that represents the content on our Web sites. As our businesses continue to move toward delivering more Web-based products and services, this infrastructure will become even more critical in the future. Our data centers consist of numerous servers and databases located in several sites across the United States. Due to our evolving business needs, we have begun executing a plan to build a new data center in Washington state to support our longer term hosting and system availability requirements.

PRIVACY AND SECURITY OF CUSTOMER INFORMATION AND TRANSACTIONS
We are subject to various federal, state and international laws and regulations and to financial institution requirements relating to the privacy and security of customer and employee personal information. We are also subject to laws and regulations that apply to telemarketing and email activities. Additional laws in both areas are likely to be passed in the future, which could result in significant limitations on the ways in which we can use personal information and communicate with our customers, or may significantly increase our compliance costs. If our business expands to new industry segments that are regulated for privacy and security, or to countries outside the United States that have strict data protections laws, our compliance requirements and costs will increase.
We comply with United States federal and other country guidelines and practices to help ensure that customers are aware of, and can control, how we use information about them. Our primary Web sites, such as QuickBooks.com and TurboTax.com, have been certified by TRUSTe, an independent, non-profit organization that operates a Web site privacy certification program representing industry standard practices to address users’ and regulators’ concerns about online privacy. We also use privacy statements to provide notice to customers of our privacy practices, as well as provide them the opportunity to furnish instructions with respect to use of their personal information.
To address security concerns, we use security safeguards to help protect the systems and the information customers give to us from loss, misuse and unauthorized alteration. Whenever customers transmit sensitive information, such as a credit card number or tax return data, to us through one of our Web sites, that information is stored on servers that allow encryption of the information as it is transmitted to us. We work to protect our systems from unauthorized internal or external access using numerous commercially available computer security products as well as internally developed security procedures and practices.
GOVERNMENT REGULATION
The financial services industry is subject to extensive and complex federal and state regulation. Our financial institution customers, which include commercial banks and credit unions, operate in markets that are subject to rigorous regulatory oversight and supervision. The compliance of our products and services with these requirements depends on a variety of factors including the particular functionality, the interactive design and the charter or license of the financial institution. Our financial services customers must independently assess and determine what is required of them under these regulations and are responsible for ensuring that our system and the design of their Web sites conform to their regulatory obligations.
We are not licensed by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Office of Thrift Supervision, the Federal Deposit Insurance Corporation, the National Credit Union Administration or other federal or state agencies that regulate or supervise depository institutions or other providers of financial services. Our Digital Insight subsidiary is examined by the Federal Financial Institution Examination Council under the Information Technology examination guidelines. Although we believe we are not subject to direct supervision by federal and state banking agencies with regard to other regulations, we have from time to time agreed to examinations of our business and operations by these agencies. We are also subject to encryption and security export laws and regulations which, depending on future developments, could render our business or operations more costly, less efficient or impossible.
Our consumer tax and professional tax businesses are also subject to federal and state government requirements, including regulations related to the electronic filing of tax returns, the provision of tax preparer assistance and the use of customer information. In addition, we offer certain other products and services, such as small business payroll, which are subject to special regulatory requirements. As we expand our financial institutions, tax and small business products and services, we may become subject to additional government regulation. New laws or regulations may be adopted in these areas that could impose significant limitations on our business and increase our cost of compliance. We continually analyze new business opportunities, and new businesses that we pursue may require additional costs for regulatory compliance.

INTELLECTUAL PROPERTY
We regard our products as proprietary. We attempt to protect our intellectual property by relying on a combination of copyright, patent, trade secret and trademark laws, restrictions on disclosure and other methods. In particular, we have a substantial number of registered trademarks including Intuit, QuickBooks, TurboTax, Lacerte, ProSeries, Digital Insight and Quicken. We have registered these and other trademarks and service marks in the United States and, depending on the relevance of each brand to other markets, in many foreign countries. Most registrations can be renewed perpetually at 10-year intervals. We also currently hold a small but growing patent portfolio. We regularly file applications for patents, copyrights and trademarks and service marks in order to protect proprietary intellectual property that we believe is important to our business. We also license some intellectual property from third parties for use in our products.
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
EMPLOYEES
As of July 31, 2007 we had approximately 8,200 employees in major offices in the United States, Canada, the United Kingdom and other locations. We believe our future success and growth will depend on our ability to attract and retain qualified employees in all areas of our business. We do not currently have any collective bargaining agreements with our employees, and we believe employee relations are generally good. Although we have employment-related agreements with a number of key employees, these agreements do not guarantee continued service. We believe we offer competitive compensation and a good working environment. We were named one of Fortune magazine’s “100 Best Companies to Work For” in each of the last six years. However, we face intense competition for qualified employees, and we expect to face continuing challenges in recruiting and retention.

ITEM 1A
RISK FACTORS
Forward-Looking Statements and Risk Factors
This Annual Report on Form 10-K contains forward-looking statements. All statements in this report, other than statements that are purely historical, are forward-looking statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “forecasts,” “estimates,” “seeks,” and similar expressions also identify forward-looking statements. In this report, forward-looking statements include, without limitation, the following:
•	our expectations and beliefs regarding future conduct and growth of the business;

•	our expectations regarding competition and our ability to compete effectively;

•	our expectations regarding the development of future products, services and technology platforms and our research and development efforts;

•	the assumptions underlying our critical accounting policies and estimates, including our estimates regarding product rebate and return reserves; stock volatility and other assumptions used to estimate the fair value of share-based compensation; and expected future amortization of purchased intangible assets;

•	our belief that the investments that we hold are not other-than-temporarily impaired;

•	our belief that our exposure to currency exchange fluctuation risk will not be significant in the future;

•	our assessments and estimates that determine our effective tax rate;

•	our belief that our income tax valuation allowance is sufficient;

•	our belief that our cash and cash equivalents, investments and cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months;

•	our belief that the continuing trend among individual taxpayers toward the use of software to prepare their own income tax returns will continue to be important to the growth of our Consumer Tax business;

•	our belief that long-term trends toward the use of both online and desktop software will provide us future growth opportunities;

•	our expectations regarding expansion of our sales and distribution channels;

•	our expectations regarding future expenditures for property, equipment, infrastructure and data centers;

•	our belief that our facilities are adequate for our near-term needs and that we will be able to locate additional facilities as needed;

•	our assessments and beliefs regarding the future outcome of pending legal proceedings and the liability, if any, that Intuit may incur as a result of those proceedings; and

•	the expected effects of the adoption of new accounting standards.
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
We face intense competitive pressures in all of our businesses that may harm our operating results.
We have formidable competitors, and we expect competition to remain intense during fiscal 2008 and beyond. The number, resources and sophistication of the companies with whom we compete have increased as we continue to expand our product and service offerings. Our competitors may introduce new and improved products and services, bundle new offerings with market-leading products, reduce prices, gain better access to distribution channels, advertise aggressively or beat us to market with new products and services. We also face growing competition from providers of free online and desktop accounting, tax, banking and other financial services. Any of these competitive actions taken over any prolonged period could diminish our revenue and profitability and could affect our ability to keep existing customers and acquire new customers.

QuickBooks and Payroll and Payments. Losing existing or potential QuickBooks customers to competitors causes us to lose potential revenue in the short-term and limits our opportunities to sell related products and services in the future. Many competitors provide accounting and business management products and services to small businesses. For example, Microsoft Corporation currently offers a version of its small business accounting software for no additional charge to users of its operating system, and offers, in partnership with third parties, several other competitive products and services for small businesses. Although we have successfully competed with Microsoft in the past, Microsoft’s small business offerings may have a significant negative impact on our future revenue and profitability.
We may experience pricing pressure for our small business payroll offerings due to the larger size and economies of scale of certain competitors in that business. The growth of electronic banking and other electronic payment systems is decreasing the demand for checks and consequently causing pricing pressure for our financial supplies business as competitors aggressively compete for share of this shrinking market.
Consumer Tax. Our consumer tax business faces significant competition from both the public and private sector. In the public sector we face the risk of federal and state taxing authorities developing or contracting to provide software or other systems to facilitate tax return preparation and electronic filing at no charge to taxpayers.
•	Government Encroachment. Agencies of the U.S. federal and state governments have made several recent attempts to offer taxpayers free online tax preparation and filing services. In October 2002 the Internal Revenue Service agreed not to provide its own competing tax software product or service so long as participants in a consortium of tax preparation software companies, including Intuit, agreed to provide Web-based federal tax preparation and filing services at no cost to qualified taxpayers under an arrangement called the Free File Alliance. In October 2005 the IRS and the Free File Alliance signed a new four-year agreement that continues to restrict the IRS from entering the tax preparation business. Although the Free File Alliance has kept the federal government from being a direct competitor to Intuit’s tax offerings, it has fostered additional Web-based competition and could cause us to lose significant revenue opportunities from our Consumer Tax customer base. Companies have used the Free File Alliance and its position on the IRS Web site as a marketing tool to grow brand awareness and attract customers to their other paid services, including state tax filing, which has intensified competition. In addition, taxpayers who formerly have paid for Intuit’s products may elect to use our or our competitors’ free federal service instead. The IRS retains the right to terminate the agreement with the Free File Alliance upon 24 months written notice. If the IRS were to terminate the agreement and elect to provide government software and electronic filing services to taxpayers at no charge, or if the federal government were to significantly alter the Free File Alliance or require the provision of government tax filing services directly to taxpayers, our revenue and profits could suffer. See the discussion on the Free File Alliance in Item 1, “Business – Competition.”

In 2007, approximately 20 state governments had agreements with the private sector based on the federal Free File Alliance agreement and had agreed to discontinue or otherwise not provide direct government tax preparation services. However, approximately 20 other states, including California, directly offered their own online tax preparation and filing services to taxpayers. For the 2004 and 2005 tax years California tested a limited pilot program under which a state-operated electronic system automatically prepared and filed approximately 10,000 state income tax returns with no individual transaction charge to those taxpayers. The California Franchise Tax Board voted in December 2006 to renew and expand the program for tax year 2007, even though the California legislature had previously enacted a law restricting the extension of this program beyond the 2005 tax year. These or similar programs could be introduced or expanded in the future, which could cause us to lose customers and enable our competitors to gain market share by using free offerings to attract customers to ancillary paid offerings. We anticipate that governmental encroachment will present a continued competitive threat to our business for the foreseeable future.

•	Private Sector Competition. In the private sector we face intense competition primarily from H&R Block, which offers tax preparation services and software, and from other companies offering Web-based offerings such as 2nd Story Software, which subjects us to significant and increasing price pressure. In addition, the availability of free online tax preparation services, whether through the Free File Alliance or otherwise, may reduce demand for our paid offerings which would harm our business and results of operations. Pricing pressure may also cause us to bundle products and services for which we have previously charged separate fees, which could lead to a decrease or deferral of revenue and could harm our operating results.
Professional Tax. Our ProSeries professional tax offerings face pricing pressure from competitors seeking to obtain our customers through deep product discounts and loss of customers to competitors with offerings at lower prices. Our Lacerte professional tax offerings face competition from competitively-priced tax and accounting solutions that include integration with non-tax functionality.
Financial Institutions. In February 2007 we completed the acquisition of Digital Insight Corporation, which provides outsourced online banking applications and services to financial institutions including banks and credit unions. We now compete with several companies that provide these services to financial institutions. The market for online banking services is highly competitive. We face competition from two main sources: other companies similar to Digital Insight that offer outsourced Internet banking offerings, and vendors of core processing services to financial institutions. Also, vendors that primarily target the largest financial institutions occasionally compete in our target market. In some instances, we also compete with companies with whom we have referral or reseller relationships. Some of our current and potential competitors have longer operating histories and may be in a better position to produce and market their services due to their greater technical, marketing and other resources, as well as their greater name recognition and larger installed bases of customers. In addition, many of our competitors have well-established relationships with our current and potential financial institution customers and core processing vendors and have extensive knowledge of our industry.
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
A number of our businesses derive a significant amount of their revenue through one-time upfront license fees and rely on customer upgrades and service offerings to generate a significant portion of their revenues. In addition, our consumer tax business depends significantly on revenue from customers who return each year to use our updated tax preparation and filing software and services. As our existing products mature, encouraging customers to purchase product upgrades becomes more challenging unless new product releases provide features and functionality that have meaningful incremental value. If we are not able to develop and clearly demonstrate the value of upgraded products to our customers, our upgrade and service revenues will be harmed. Similarly, our business will be harmed if we are not successful in our efforts to develop and introduce new products and services to retain our existing customers, expand our customer base and increase revenues per customer. Unless our online banking offerings are successfully deployed and marketed by a significant number of financial institutions and achieve widespread market acceptance by their end user customers for a significant period of time, our business may also be harmed.
In some cases, we may expend a significant amount of resources and management attention on products or services that do not ultimately succeed in their markets. We have encountered difficulty in launching new products and services in the past. For example, due to lack of customer demand we discontinued our SnapTax consumer tax offering at the end of fiscal 2005 and we discontinued our Easy Estimator for contractors offering at the end of fiscal 2007. If we misjudge customer needs, our new products and services will not succeed and our revenues and earnings will be harmed. As we expand our offerings to new customer categories we run the risk of customers shifting from higher priced and higher margin products to newly introduced lower priced offerings. For instance, our QuickBooks Simple Start and ProSeries Basic offerings may attract users that would otherwise have purchased our higher priced, more full featured offerings.

If we fail to maintain reliable and responsive service levels for our electronic tax offerings, or if the IRS or other governmental agencies experience difficulties in receiving customer submissions, we could lose customers and our revenue and earnings could decrease.
Our Web-based tax preparation services and electronic filing services are an important and growing part of our tax businesses and must effectively handle extremely heavy customer demand during the peak tax season from January to April. We face significant risks and challenges in maintaining these services and maintaining adequate service levels, particularly during peak volume service times. Similarly, governmental entities receiving electronic tax filings must also handle large volumes of data and may experience difficulties with their systems preventing the receipt of electronic filings. If customers are unable to file their returns electronically they may elect to make paper filings. This would result in reduced electronic tax return preparation and filing revenues and would harm our reputation and ability to attract and retain customers. For example, on April 17, 2007 our customers experienced significant delays in electronically filing their income tax returns due to an intermittent database problem in our e-filing system. We refunded approximately $9 million in credit card charges for our consumer electronic filing and online tax preparation services that were made during the time that the delays occurred. These refunds did not have a significant impact on our fiscal 2007 financial condition or results of operations. However, we may experience problems with our online systems and services in the future, and any prolonged interruptions in our Web-based tax preparation or electronic filing service at any time during the tax season would result in lost customers, additional refunds of customer charges, negative publicity and increased operating costs, any of which could significantly harm our business, financial condition and results of operations.
The nature of our products necessitates timely product launches and if we experience significant product quality problems or delays, it will harm our revenue, earnings and reputation.
All of our tax products and many of our non-tax products have rigid development timetables that increase the risk of errors in our products and the risk of launch delays. Our tax preparation software product development cycle is particularly challenging due to the need to incorporate unpredictable tax law and tax form changes each year and because our customers expect high levels of accuracy and a timely launch of these products to prepare and file their taxes by the tax filing deadline. Due to the complexity of our products and the condensed development cycles under which we operate, our products sometimes contain “bugs” that can unexpectedly interfere with the operation of the software. When we encounter problems we may be required to modify our code, distribute patches to customers who have already purchased the product and recall or repackage existing product inventory in our distribution channels. If we encounter development challenges or discover errors in our products late in our development cycle it may cause us to delay our product launch date. Any major defects or launch delays could lead to loss of customers and revenue, negative publicity, customer and employee dissatisfaction, reduced retailer shelf space and promotions, and increased operating expenses, such as inventory replacement costs, legal fees or payments resulting from our commitment to reimburse penalties and interest paid by customers due solely to calculation errors in our consumer tax preparation products.
Our businesses collect, use and retain personal customer information and enable customer transactions, which presents security risks, requires us to incur expenses and could harm our business.
A number of our businesses collect, use and retain large amounts of personal customer information, including credit card numbers, tax return information, bank account numbers and passwords, personal and business financial data, social security numbers and other payroll information. These businesses also enable customers to perform various transactions. In addition, we collect and maintain personal information of our employees in the ordinary course of our business. Some of this personal customer and employee information is held and some transactions are executed by third parties. We and our vendors use commercially available security technologies to protect transactions and personal information. We use security and business controls to limit access and use of personal information. However, a third party may be able to circumvent these security and business measures, and errors in the storage, use or transmission of personal information could result in a breach of customer or employee privacy or theft of assets. We employ contractors, temporary and seasonal employees who may have access to the personal information of customers and employees or who may execute transactions in the normal course of their duties. While we conduct necessary and appropriate background checks of these individuals and limit access to systems and data, it is possible that one or more of these individuals could circumvent these controls, resulting in a security breach. The ability to execute transactions and the possession and use of personal information in conducting our business subjects us to legislative and regulatory burdens that could require notification of a security breach, restrict our use of personal information and hinder our ability to acquire new customers or market to existing customers. We have incurred — and will continue to incur — significant expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations.
In the past we have experienced lawsuits and negative publicity relating to privacy issues and we could face similar suits in the future. A major breach of our security measures or those of third parties that execute transactions or hold and manage personal information could have serious negative consequences for our businesses, including possible fines, penalties and damages, reduced customer demand for our services, harm to our reputation and brands, further regulation and oversight by federal or state agencies, and loss of our ability to provide financial transaction services or accept and process customer credit card orders or tax returns. From time to time, we detect, or receive notices from customers or public or private agencies that they have detected, vulnerabilities in our software or in third-party software components that are distributed with our products. The existence of vulnerabilities, even if they do not result in a security breach, can harm customer confidence and require substantial resources to address, and we may not be able to discover or remediate such security vulnerabilities before they are exploited. Although we have sophisticated network and application security, internal control measures, and physical security procedures to safeguard our systems, there can be no assurance that a security breach, loss or theft of personal information will not occur, which could harm our business, customer reputation and results of operations. If our business expands to new industry segments that are regulated for privacy and security, or to countries outside the United States that have more strict data protection laws, our compliance requirements and costs will increase.
Our revenue and earnings are highly seasonal and our quarterly results fluctuate significantly.
Several of our businesses are highly seasonal causing significant quarterly fluctuations in our financial results. Revenue and operating results are usually strongest during the second and third fiscal quarters ending January 31 and April 30 due to our tax businesses contributing most of their revenue during those quarters and the timing of the release of our small business software products and upgrades. We experience lower revenues, and significant operating losses, in the first and fourth quarters ending October 31 and July 31. For example, in the second and third quarters of fiscal 2006 and 2007 we had total net revenue of between $731.5 million and $1.14 billion while in the first and fourth quarters of fiscal 2006 and 2007 we had total net revenue of between $292.1 million and $432.7 million. Our financial results can also fluctuate from quarter to quarter and year to year due to a variety of factors, including changes in product sales mix that affect average selling prices; product release dates; the timing of our discontinuance of support for older product offerings; our methods for distributing our products, including the shift to a consignment model for some of our desktop products sold through retail distribution channels; changes to our bundling strategy, including the inclusion of upgrades with certain offerings, changes to how we communicate the availability of new functionality in the future, and the timing of our delivery of state tax forms (any of which can impact the pattern of revenue recognition); and the timing of acquisitions, divestitures, and goodwill and purchased intangible asset impairment charges.
The growth of our business depends on our ability to adapt to rapid technological change.
The software industry in which we operate is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions and enhancements. We must continually invest in our software architecture and developer tools in order to enhance our current products and develop new products to meet changing customer needs and to attract and retain talented software developers. We are currently in the process of modernizing the software platforms for a number of our product lines, including our QuickBooks, payroll, merchant services, TurboTax, Lacerte, Proseries and Quicken products and services. Completing these upgrades and adapting to other technological developments may require considerable time and expense. If we experience prolonged delays or unforeseen difficulties in upgrading our software architecture, our ability to develop new products and enhancements to our current products would suffer.
Interruption or failure of our information technology and communications systems could compromise the availability and security of our online products and services, which could damage our reputation and harm our operating results.
The availability of our online products and services, including TurboTax Online, tax filing services, QuickBooks Online Edition, online payroll and banking services, and online commerce sites, depends on a the continuing operation of our information technology and communication systems and those of our external service providers. Any damage to or failure of our systems could result in interruptions in our service, which could reduce our revenues and profits, and damage our brand. In order to prevent interruptions to the availability of our ecommerce Web sites and Internet-based products and services, we have implemented practices for creating a fault-tolerant environment. However, we do not have complete redundancy for all of our systems, and our disaster recovery planning cannot account for all eventualities. Despite our efforts to maintain continuous and reliable server operations, we occasionally experience unplanned outages or technical difficulties. Due to our evolving business needs and real estate planning, we have begun executing a plan to build a new data center in Washington state to support our longer term hosting requirements. If we do not execute this transition to the new data center in an effective manner, we could experience unplanned service disruptions or unforeseen increases in cost which could harm our operating results and our business. We do not maintain real-time back-up of our data, and in the event of significant system disruption, particularly during peak tax filing season, we could experience loss of data or processing capabilities, which could cause us to lose customers and could materially harm our reputation and our operating results.
Our data centers and our information technology and communications systems are vulnerable to damage or interruption from natural disasters, malicious attacks, fire, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems. If hackers were able to circumvent our security measures, we could lose proprietary information or experience significant disruptions in the delivery of our products and services. If our systems become unavailable or suffer a security breach, we may expend significant resources to address these problems, and our reputation and operating results could suffer.
We rely on internal systems and external systems maintained by manufacturers, distributors and service providers to take and fulfill customer orders, handle customer service requests and host certain online activities. Any interruption or failure of our internal or external systems could prevent us or our service providers from accepting and fulfilling customer orders or cause company and customer data to be unintentionally disclosed. Our continuing efforts to upgrade and expand our network security and other information systems could be costly, and problems with the design or implementation of system enhancements could harm our business and our results of operations.
Our reliance on a limited number of manufacturing and distribution suppliers could harm our business.
We have chosen to outsource the manufacturing and distribution of many of our desktop software products to a small number of third party providers and we use a single vendor to produce and distribute our check and business forms supplies products. Although our reliance on a small number of suppliers, or a single supplier, provides us with efficiencies and enhanced bargaining power, poor performance by or lack of effective communication with these parties can significantly harm our business. This risk is amplified by the fact that we carry very little inventory and rely on just-in-time manufacturing processes. In particular, the loss of our principal manufacturing partner for retail would be disruptive to our business and could cause delay in a product launch. We seek to mitigate this risk by managing our second tier vendors and maintaining contingency plans. If we experience delays during a peak demand period or significant quality issues our business could be significantly harmed.
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
We face a number of risks in our merchant card processing business that could result in a reduction in our revenue and earnings.
Our merchant card processing service business is subject to several specific risks, including the following:
•	if merchants for whom we process credit card transactions are unable to pay refunds due to their customers in connection with disputed or fraudulent merchant transactions we may be required to pay those amounts and our payments may exceed the amount of the customer reserves we have established to make such payments;

•	we will not be able to conduct our business if the bank sponsors and card payment processors and other service providers that we rely on to process bank card transactions terminate their relationships with us and we are not able to secure or successfully migrate our business elsewhere;

•	if we or our bank sponsors fail to adhere to the data security and other standards of the payment card associations, we may lose our ability to provide payment processing services for Visa, MasterCard and other payment cards;

•	we depend on independent sales organizations, some of which do not serve us exclusively, as well as Superior Bankcard Services, a joint venture in which we participate, to acquire and retain merchant accounts;

•	our profit margins will be reduced if for competitive reasons we cannot increase our fees at times when Visa and MasterCard increase the fees that we pay to process merchant transactions through their systems;

•	unauthorized disclosure of merchant and cardholder data, whether through breach of our computer systems or otherwise, could expose us to protracted and costly litigation; and

•	we may encounter difficulties scaling our business systems to support our expected growth.
Should any of these risks be realized our business and financial results would suffer.
Risks associated with our financial institutions business may harm our results of operations and financial condition.
In February 2007 we completed the acquisition of Digital Insight, a provider of outsourced online banking services and applications to financial institutions. This new financial institutions business is subject to several risks, including the following:
•	consolidation among core processing vendors may affect our reseller and revenue-sharing agreements with certain core processor organizations or reduce the likelihood of extending our agreements at expiration;

•	if any of our products fail to be supported by financial institutions’ core processing vendors, we would have to redesign our products to suit these financial institutions, and we cannot assure that any redesign could be accomplished in a cost-effective or timely manner, and we could experience higher implementation costs or the loss of current and potential customers;

•	the financial institutions business experiences lengthy sales cycles for a variety of reasons, which could cause us to expend substantial employee and management resources without making a sale or could cause our operating results to fall short of anticipated levels for a particular quarter; and

•	consolidation of the banking and financial services industry could result in a smaller market for our products and services, may cause us to lose relationships with key customers, or may result in a change in the technological infrastructure of the combined entity, which may make it difficult to integrate our offerings.
Our dependence on a small number of larger retailers and distributors could harm our results of operations.
We sell most of our desktop software products through our retail distribution channel and a relatively small number of larger retailers and distributors generate a significant portion of our sales volume. Our principal retailers have significant bargaining leverage due to their size and available resources. Historically, some retailers have elected to offer our tax products exclusively. Any change in principal business terms, loss of exclusivity, major disruption or termination of a relationship with these resellers could result in a potentially significant decline in our revenues and earnings. The sourcing decisions, product display locations and promotional activities that retailers undertake can greatly impact the sales of our products. The fact that we also sell our products directly could cause retailers or distributors to reduce their efforts to promote our products or stop selling our products altogether. If any of our retailers or distributors experience financial difficulties we may be unable to collect amounts that we are owed. At January 31, 2007, in the midst of the 2006 consumer tax season, amounts due from our 10 largest retailers and distributors represented approximately 57% of total gross accounts receivable.
Increased government regulation of our businesses could harm our operating results.
The tax preparation industry has received increased attention from legislative and regulatory bodies in recent years, both because of the continuing focus on free tax preparation and because of the nature of certain services used to process and transfer refunds to taxpayers. If legislative or regulatory bodies increase their regulation or oversight of the tax preparation industry or restrict the types of products and services that can be offered to consumers, this could increase our cost of doing business by requiring compliance with new regulations, and could limit our revenue opportunities.
We are also required to comply with a variety of state revenue agency standards in order to successfully operate our tax preparation and electronic filing services. Changes in state-imposed requirements by one or more of the states, including the required use of specific technologies or technology standards, could significantly increase the costs of providing those services to our customers and could prevent us from delivering a quality product to our customers in a timely manner.
Our financial institutions business provides services to banks, credit unions and other institutions that are subject to extensive and complex federal and state regulation. As a result, our financial institution customers require that our products and services comply with the regulations applicable to these customers. If we are unable to comply with these regulations, we could incur significant costs and penalties, face litigation or governmental proceedings, and lose our ability to sell to these customers. Any of these adverse events could harm our results of operations and our reputation. In addition, as we seek to grow our business, we may expand into more highly-regulated areas, which will require increased investment in compliance and auditing functions or new technologies in order to meet regulatory standards. Government authorities could adopt other laws, rules or regulations that place new burdens or restrictions on our business or determine that our operations are directly subject to existing rules or regulations, such as requirements related to data collection, retention and processing, which could make our business more costly, less efficient or impossible to conduct, and could require us to modify our current or future products or services, which could harm our operating results.
If we do not respond promptly and effectively to customer service and technical support inquiries we will lose customers and our revenue and earnings will decline.
The effectiveness of our customer service and technical support operations are critical to customer satisfaction and our financial success. If we do not respond effectively to service and technical support requests we will lose customers and miss revenue opportunities, such as paid service, product renewals and new product sales. We occasionally experience customer service and technical support problems, including longer than expected waiting times for customers when our staffing and systems are inadequate to handle a higher-than-anticipated volume of requests. Training and retaining qualified customer service and technical support personnel is particularly challenging due to the expansion of our product offerings and the seasonality of our tax business. For example, although many of our consumer tax service representatives return each tax season, it is challenging to expand the number of representatives from about 150 during off-season months to about 1,500 at the peak of the season. If we do not adequately train our support representatives our customers will not receive an appropriate level of support, we will lose customers and our financial results will suffer.
If we encounter problems with our third-party customer service and technical support providers our business and operating results will be harmed.
We outsource a substantial portion of our customer service and technical support activities to domestic and international third-party service providers, including service providers in India and the Philippines, and we expect to continue to rely heavily on third parties in the future. This strategy provides us with lower operating costs and greater flexibility, but also presents risks to our business, including the following:
•	In recent years India and the Philippines have experienced political instability and changing policies that may impact our operations. In addition, for a number of years India and Pakistan have been in conflict and an active state of war between the two countries could disrupt our services.

•	Customers may react negatively to providing information to and receiving support from overseas organizations.

•	We may not be able to affect the quality of support as directly as we are able to in our company-run call centers.

•	International outsourcing has received considerable negative attention in the media, which could harm our reputation, and the U.S. government may adopt legislation that would affect how we operate and how customers perceive our service. For example, members of the U.S. Congress have discussed restricting the flow of personal information to overseas providers and requiring representatives in foreign jurisdictions to affirmatively identify themselves by name and location.

•	We rely on a global communications infrastructure that may be interrupted in a number of ways. For example, in fiscal 2007 an earthquake in Taiwan caused temporary disruption to overseas infrastructure.
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
Certain of our offerings include third-party software that is licensed under so-called “open source” licenses, some of which may include a requirement that, under certain circumstances, we make available, or grant licenses to, any modifications or derivative works we create based upon the open source software. Although we have established internal review and approval processes to mitigate these risks, we cannot be sure that all open source software is submitted for approval prior to use in our products. Many of the risks associated with usage of open source cannot be eliminated, and could, if not properly addressed, harm our business.
Our acquisition and divestiture activities could disrupt our ongoing business, may involve increased expenses and may present risks not contemplated at the time of the transactions.
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
In March 2007 we sold certain assets related to our Complete Payroll and Premier Payroll Service businesses to ADP. Because the final purchase price is contingent upon the number of customers that transition to ADP, the final purchase price could be materially less than the maximum purchase price if we do not successfully transition customers. We also expect to recognize any gain on the sale of these assets over a period not to exceed one year from the date of sale. Although ADP is obligated to pay us certain fees to service customers prior to their transition to ADP, our costs to service these customers may exceed those fees.
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
We ship more desktop software products to our distributors and retailers than we expect them to sell, in order to reduce the risk that distributors or retailers will run out of products. This is particularly true for our Consumer Tax products, which have a short selling season and for which returns occur primarily in our fiscal third and fourth quarters. Like many software companies that sell their products through distributors and retailers, we have historically accepted significant product returns. We establish reserves against revenue for product returns in our financial statements based on estimated returns and we closely monitor product sales and inventory in the retail channel in an effort to maintain adequate reserves. In the past, returns have not differed significantly from these reserves. However, if we experience actual returns that significantly exceed reserves, it would result in lower net revenue. For example, if we had increased our fiscal 2007 returns reserves by 1% of non-consignment sales to retailers for QuickBooks, TurboTax and Quicken, our fiscal 2007 total net revenue would have been approximately $3.3 million lower. In addition, our policy of recognizing revenue from distributors and retailers upon delivery of product for non-consignment sales is predicated upon our ability to reasonably estimate returns. If we do not continue to demonstrate our ability to estimate returns then our revenue recognition policy for these types of sales may no longer be appropriate.
Acquisition-related costs and impairment charges can cause significant fluctuation in our net income.
Our acquisitions have resulted in significant expenses, including amortization and impairment of purchased intangible assets, charges for in-process research and development, and impairment of goodwill. Total acquisition-related costs in the categories identified above were $50.9 million in fiscal 2007, $18.3 million in fiscal 2006 and $21.8 million in fiscal 2005. Although under current accounting rules goodwill is no longer amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that could not have been reasonably foreseen in prior periods. At July 31, 2007, we had $1.5 billion in goodwill and $292.9 million in net purchased intangible assets on our balance sheet, both of which could be subject to impairment charges in the future. New acquisitions, and any impairment of the value of purchased assets, could have a significant negative impact on our future operating results.
If we fail to operate our payroll business effectively our revenue and earnings will be harmed.
Our payroll business handles a significant amount of dollar and transaction volume. Due to the size and volume of transactions that we handle, effective processing systems and controls are essential to ensure that transactions are handled appropriately. Despite our efforts, it is possible that we may make errors or that funds may be misappropriated. In addition to any direct damages and fines that any such problems would create, which could be substantial, the loss of customer confidence in our accuracy and controls would seriously harm our business. The systems supporting our payroll business are comprised of multiple technology platforms that are difficult to scale. We must constantly continue to upgrade our systems and processes to ensure that we process customer data in an accurate, reliable and timely manner. These upgrades must also meet the various regulatory requirements and deadlines associated with employer-related payroll activities. Any failure of our systems or processes in critical switch-over times, such as in January when many businesses elect to change payroll service providers, would be detrimental to our business. If we failed to timely deliver any of our payroll products, it could cause our current and prospective customers to choose a competitor’s product for that year’s payroll and not to purchase Intuit products in the future. If these efforts are not successful our revenue growth and profitability will decline.

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
We and our independent registered public accounting firm must certify the adequacy of our internal controls over financial reporting annually. Identification of material weaknesses in internal controls over financial reporting could harm our business.

Business interruptions could adversely affect our future operating results.
Several of our major business operations are subject to interruption by earthquake, fire, power shortages, terrorist attacks and other hostile acts, and other events beyond our control. The majority of our research and development activities, our corporate headquarters, our principal information technology systems, and other critical business operations are located near major seismic faults. We do not carry earthquake insurance for direct quake-related losses. While we maintain disaster recovery facilities for key data centers that support the information systems, networks and databases that are necessary to operate our business, we do not have disaster recovery facilities for all of our data centers. Our operating results and financial condition could be materially harmed in the event of a major earthquake or other natural or man-made disaster.

ITEM 1B
UNRESOLVED STAFF COMMENTS
None.
ITEM 2
PROPERTIES
Our principal locations, their purposes and the expiration dates for the leases on facilities at those locations as of August 31, 2007 are shown in the table below. We have renewal options on many of our leases.

			Principal
		Approximate	Lease
		Square	Expiration
Location	Purpose	Feet	Dates
Mountain View, California	Principal offices, corporate headquarters and headquarters for Small Business division	497,000	2009 - 2015

San Diego, California	Headquarters for Consumer Tax business, general office space and data center	537,000	2009 - 2017

Calabasas, California	Headquarters for Digital Insight financial institutions business and data center	212,000	2008 - 2014
	Headquarters for Innovative Merchant Solutions merchant services business and data center

Tucson, Arizona	Primary customer call center	186,000	2008 - 2009

Plano, Texas	Headquarters for Professional Tax business and data center	166,000	2011

In November 2006 we entered into an agreement under which we will lease approximately 167,000 square feet of office space in a new building to be constructed by the landlord in Woodland Hills, California for our Innovative Merchant Solutions business. The lease term is 10 years beginning on October 1, 2008.
Due to our evolving business needs, we have begun executing a plan to build a new data center in Washington state to support our longer term hosting requirements. In January 2007 we purchased the land on which to build this data center.
We also lease or own facilities in a number of other domestic locations and internationally in Canada, the United Kingdom and several other locations. We believe our facilities are adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed. See Note 10 to the financial statements in Item 8 for more information about our lease commitments.

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
None.

PART II
ITEM 5
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Intuit’s common stock is quoted on the NASDAQ Global Select Market under the symbol “INTU.” The following table shows the range of high and low sale prices reported on the NASDAQ Global Select Market for the periods indicated, adjusted retroactively for our July 2006 stock split. See Note 1 and Note 12 to the financial statements in Item 8. The closing price of Intuit’s common stock on August 31, 2007 was $27.31.

	High	Low
Fiscal year ended July 31, 2006
First quarter	$24.22	$21.10
Second quarter	27.97	22.83
Third quarter	28.99	23.99
Fourth quarter	31.84	25.50

Fiscal year ended July 31, 2007
First quarter	$35.98	$29.15
Second quarter	35.44	28.54
Third quarter	32.10	26.74
Fourth quarter	31.83	27.39

Stockholders
As of September 6, 2007 we had approximately 900 record holders and approximately 86,000 beneficial holders of our common stock.
Dividends
Intuit has never paid any cash dividends on its common stock. From time to time we consider the advisability of paying a cash dividend. We currently anticipate that we will retain all future earnings for use in our business and for repurchases under our stock repurchase programs. We do not anticipate paying any cash dividends in the foreseeable future.
On July 6, 2006 we implemented a two-for-one stock split in the form of a 100% stock dividend.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended July 31, 2007 we repurchased no shares of our common stock under our stock repurchase programs. At July 31, 2007, we had authorization from our Board to expend $800 million for future stock repurchases.

Company Stock Price Performance
The graph below compares the cumulative total stockholder return on Intuit common stock for the last five full fiscal years with the cumulative total returns on the S&P 500 Index and the Morgan Stanley High Technology Index for the same period. The graph assumes that $100 was invested in Intuit common stock and in each of the other indices on July 31, 2002 and that all dividends were reinvested. Intuit has never paid cash dividends on its stock. The comparisons in the graph below are based on historical data — with Intuit common stock prices based on the closing price on the dates indicated — and are not intended to forecast the possible future performance of Intuit’s common stock.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Intuit Inc., The S&P 500 Index
And The Morgan Stanley High Technology Index
* $100 invested on 7/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending July 31.
Copyright © 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

	July 31,	July 31,	July 31,	July 31,	July 31,	July 31,
	2002	2003	2004	2005	2006	2007

Intuit Inc.	$100.00	$ 98.07	$ 85.13	$109.14	$140.38	$130.24
S&P 500	$100.00	$110.64	$125.22	$142.81	$150.50	$174.78
Morgan Stanley High Technology	$100.00	$126.83	$144.82	$159.85	$147.46	$196.15

ITEM 6
SELECTED FINANCIAL DATA
The following tables show Intuit’s selected financial information for the past five fiscal years. The comparability of the information is affected by a variety of factors, including acquisitions and divestitures of businesses, share-based compensation expense, amortization of purchased intangible assets, impairment of goodwill and purchased intangible assets, gains and losses related to marketable equity securities and other investments, and repurchases of common stock under our stock repurchase programs.
On July 6, 2006 we implemented a two-for-one stock split in the form of a 100% stock dividend. All share and per share figures in the selected financial data below, in Item 7, and in the statement of operations and notes to the financial statements in Item 8 retroactively reflect this stock split.
We adopted Statement of Financial Accounting Standards (SFAS) 123(R), “Share-Based Payment,” on August 1, 2005 using the modified prospective transition method. Because we elected to use the modified prospective transition method, results for prior periods have not been restated to include share-based compensation expense for stock options or our Employee Stock Purchase Plan. See Note 1 and Note 12 to the financial statements in Item 8 for more information.
In February 2007 we acquired Digital Insight Corporation for a purchase price of approximately $1.34 billion and issued $1 billion in related debt. We have included Digital Insight’s results of operations in our consolidated results of operations from the date of acquisition. In July 2007 we signed a definitive agreement to sell our Intuit Distribution Management Solutions business and the sale was completed in August 2007. In addition, we sold our Intuit Information Technology Solutions business in fiscal 2006, our Intuit Public Sector Solutions business in fiscal 2005, and our wholly owned Japanese subsidiary, Intuit KK, in fiscal 2003. We accounted for these sold businesses as discontinued operations and, accordingly, we have reclassified the selected financial data for all periods presented to reflect them as such. To better understand the information in the tables, investors should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, and the financial statements and related notes in Item 8.

FIVE-YEAR SUMMARY

Consolidated Statement of Operations Data	Fiscal
(In thousands, except per share amounts)	2007	2006	2005	2004	2003
Total net revenue	$2,672,947	$2,293,010	$1,993,102	$1,760,147	$1,561,671
Total costs and expenses	2,035,377	1,727,416	1,464,401	1,338,983	1,218,354
Operating income from continuing operations	637,570	565,594	528,701	421,164	343,317

Total share-based compensation expense included in total costs and expenses	76,313	70,340	5,489	6,232	2,714

Net income from continuing operations	443,468	380,963	377,743	324,267	262,801
Net income (loss) from discontinued operations	(3,465)	36,000	3,884	(7,237)	80,233
Net income	440,003	416,963	381,627	317,030	343,034

Net income (loss) per common share:
Basic net income per share from continuing operations	$1.29	$1.10	$1.02	$0.83	$0.64
Basic net income (loss) per share from discontinued operations	(0.01)	0.10	0.01	(0.02)	0.20

Basic net income per share	$1.28	$1.20	$1.03	$0.81	$0.84

Diluted net income per share from continuing operations	$1.25	$1.06	$1.00	$0.81	$0.62
Diluted net income (loss) per share from discontinued operations	(0.01)	0.10	0.01	(0.02)	0.19

Diluted net income per share	$1.24	$1.16	$1.01	$0.79	$0.81

Consolidated Balance Sheet Data	At July 31,
(In thousands)	2007	2006	2005	2004	2003
Cash, cash equivalents and investments	$1,303,671	$1,197,200	$994,258	$1,017,963	$1,204,096
Working capital	791,823	801,056	610,935	636,856	832,305
Total assets	4,252,026	2,770,027	2,716,451	2,730,741	2,832,867
Total long-term obligations	1,055,575	15,399	17,548	16,394	29,265
Total stockholders’ equity	2,035,013	1,738,086	1,695,499	1,822,419	1,964,837

ITEM 7
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) includes the following sections:
•	Executive Overview that discusses at a high level our operating results and some of the trends that affect our business.

•	Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments underlying our financial statements.

•	Results of Operations that includes a more detailed discussion of our revenue and expenses.

•	Liquidity and Capital Resources which discusses key aspects of our statements of cash flows, changes in our balance sheets and our financial commitments.
You should note that this MD&A discussion contains forward-looking statements that involve risks and uncertainties. Please see the section entitled “Forward-Looking Statements and Risk Factors” at the beginning of Item 1A for important information to consider when evaluating such statements.
You should read this MD&A in conjunction with the financial statements and related notes in Item 8. As discussed below, in February 2007 we completed the acquisition of Digital Insight Corporation for a total purchase price of approximately $1.34 billion. Accordingly, we have included Digital Insight’s results of operations in our consolidated results of operations from the date of acquisition. We have also reclassified our financial statements for all periods presented to reflect certain businesses we have sold as discontinued operations. See “Results of Operations — Dispositions and Discontinued Operations” later in this Item 7 for more information. Unless otherwise noted, the following discussion pertains only to our continuing operations.
Executive Overview
This overview provides a high level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important in order to understand our financial results for fiscal 2007 as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Annual Report on Form 10-K.
Seasonality
Our QuickBooks, Consumer Tax and Professional Tax businesses are highly seasonal. Some of our other offerings are also seasonal, but to a lesser extent. Revenue from many of our small business software products, including QuickBooks, tends to be at its peak around calendar year end, although the timing of new product releases or changes in our offerings can materially shift revenue between quarters. Sales of income tax preparation products and services are heavily concentrated in the period from November through April. In our Consumer Tax business, a greater proportion of our revenue has been occurring later in this seasonal period due in part to the growth in sales of TurboTax Online, for which revenue is recognized upon filing. These seasonal patterns mean that our total net revenue is usually highest during our second quarter ending January 31 and third quarter ending April 30. We typically report losses in our first quarter ending October 31 and fourth quarter ending July 31, when revenue from our tax businesses is minimal while operating expenses continue at relatively consistent levels. We believe the seasonality of our revenue is likely to continue in the future.
Overview of Financial Results
Total net revenue for fiscal 2007 was $2.7 billion, up 17% compared with fiscal 2006. We acquired Digital Insight and created a new Financial Institutions segment in February 2007. Excluding revenue from our Financial Institutions segment, fiscal 2007 total net revenue increased 11% compared with fiscal 2006. Almost 30% of the fiscal 2007 revenue increase was due to 15% higher revenue in our Consumer Tax segment. Our QuickBooks segment and our Payroll and Payments segment each contributed about 15% of the fiscal 2007 revenue increase.

Operating income from continuing operations of $637.6 million for fiscal 2007 increased 13% compared with $565.6 million for fiscal 2006. Fiscal 2007 revenue growth was partially offset by higher total operating costs and expenses. Higher operating expenses in fiscal 2007 reflect our acquisition of Digital Insight, continued investment in research and development for new and existing offerings as well as increases in advertising and other marketing spending to support the launch of our QuickBooks and Consumer Tax offerings. The effects of these factors are described in more detail below.
Net income from continuing operations of $443.5 million for fiscal 2007 increased 16% compared with $381.0 million for fiscal 2006. Interest expense on the debt we issued in connection with our February 2007 acquisition of Digital Insight was partially offset by higher interest income. We recorded a pre-tax net gain of $31.7 million on the sale of certain outsourced payroll assets in fiscal 2007. Our effective tax rates for fiscal 2007 and fiscal 2006 were approximately 36% and 38%. Diluted net income per share from continuing operations of $1.25 for fiscal 2007 increased 18% compared with $1.06 for fiscal 2006. Average shares outstanding declined as a result of repurchases of common stock under our stock repurchase programs, partially offset by the issuance of shares in connection with our employee stock plans.
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
In March 2007 we completed the sale of certain assets related to our Complete Payroll and Premier Payroll Service businesses to Automatic Data Processing, Inc. (ADP) for a price of up to approximately $135 million in cash. The final purchase price is contingent upon the number of customers that transition to ADP. Due to actual customer attrition during the fourth quarter of fiscal 2007, we currently estimate the maximum sales price to be approximately $120 million. We will recognize the gain on the sale of the assets as customers are transitioned pursuant to the agreement over a period not to exceed one year from the date of the sale. We recognized a pre-tax net gain of $31.7 million on the sale of the assets in fiscal 2007.
In July 2007 we signed a definitive agreement to sell our Intuit Distribution Management Solutions (IDMS) business. The sale was completed in August 2007 for approximately $100 million in cash. IDMS was part of our Other Businesses segment. We have accounted for IDMS as a discontinued operation and segregated the net assets and operating results of IDMS from continuing operations for all periods presented. We expect to record a gain on the sale of IDMS in the first quarter of fiscal 2008.
We ended fiscal 2007 with cash and investments totaling $1.3 billion. In fiscal 2007 we generated cash from operations, from the issuance of long-term debt and, to a lesser extent, from the issuance of common stock under employee stock plans. During the same period we used cash for the purchase of Digital Insight and for purchases of property and equipment. We also repurchased 17.1 million shares of our common stock for $506.6 million under our stock repurchase programs in fiscal 2007. At July 31, 2007, we had authorization from our Board to expend $800 million for future stock repurchases.
On March 22, 2007 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on March 22, 2012. We may use amounts borrowed under this credit facility for general corporate purposes or for future acquisitions or expansion of our business. To date we have not borrowed under the credit facility, but we may borrow under the credit facility from time to time as opportunities and needs arise. See “Liquidity and Capital Resources — Unsecured Revolving Credit Facility” below for more information.
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
Net Revenue — Revenue Recognition
We derive revenue from the sale of packaged software products, license fees, software subscriptions, product support, professional services, payroll services, merchant services, transaction fees and multiple element arrangements that may include any combination of these items. We follow the appropriate revenue recognition rules for each type of revenue. For additional information, see “Net Revenue” in Note 1 to the financial statements in Item 8. We generally recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collectibility is probable. However, determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report. For example, for multiple element arrangements we must make assumptions and judgments in order to allocate the total price among the various elements we must deliver, to determine whether undelivered services are essential to the functionality of the delivered products and services, to determine whether vendor-specific evidence of fair value exists for each undelivered element and to determine whether and when each element has been delivered. If we were to change any of these assumptions or judgments, it could cause a material increase or decrease in the amount of revenue that we report in a particular period. Amounts for fees collected or invoiced and due relating to arrangements where revenue cannot be recognized are reflected on our balance sheet as deferred revenue and recognized when the applicable revenue recognition criteria are satisfied.
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
In the past, actual returns and rebates have not differed significantly from the reserves that we have established. However, actual returns and rebates in any future period are inherently uncertain. If we were to change our assumptions and estimates, our revenue reserves would change, which would impact the net revenue we report. If actual returns and rebates are significantly greater than the reserves we have established, the actual results would decrease our future reported revenue. Conversely, if actual returns and rebates are significantly less than our reserves, this would increase our future reported revenue. For example, if we had increased our fiscal 2007 returns reserves by 1% of non-consignment sales to retailers for QuickBooks, TurboTax and Quicken, our fiscal 2007 total net revenue would have been $3.3 million lower.
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
Business Combinations – Purchase Accounting
Under the purchase method of accounting, we allocate the purchase price of acquired companies to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. We record the excess of purchase price over the aggregate fair values as goodwill. We engage third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. These valuations require us to make significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing purchased technology, customer lists and other identifiable intangible assets include future cash flows that we expect to generate from the acquired assets. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could experience impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could be accelerated or slowed.
Goodwill, Purchased Intangible Assets and Other Long-Lived Assets – Impairment Assessments
We make judgments about the recoverability of purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate that an other-than-temporary impairment in the remaining value of the assets recorded on our balance sheet may exist. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that could not have been reasonably foreseen in prior periods. In order to estimate the fair value of long-lived assets, we typically make various assumptions about the future prospects for the business that the asset relates to, consider market factors specific to that business and estimate future cash flows to be generated by that business. We evaluate cash flows at the lowest operating level and the number of reporting units that we have identified may make impairment more probable than it would be at a company with fewer reporting units and integrated operations following acquisitions. Based on these assumptions and estimates, we determine whether we need to record an impairment charge to reduce the value of the asset stated on our balance sheet to reflect its estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. More conservative assumptions of the anticipated future benefits from these businesses could result in impairment charges, which would decrease net income and result in lower asset values on our balance sheet. Conversely, less conservative assumptions could result in smaller or no impairment charges, higher net income and higher asset values. At July 31, 2007, we had $1.5 billion in goodwill and $292.9 million in net purchased intangible assets on our balance sheet.
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
Effective August 1, 2005, we adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment,” using the modified prospective transition method. Under that transition method, compensation expense that we recognize beginning on that date includes: (a) period compensation expense for all share-based payments granted prior to, but not yet vested as of, August 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, adjusted for estimated forfeitures, and (b) period compensation expense for all share-based payments granted on or after August 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Because we elected to use the modified prospective transition method, results for prior periods have not been restated. At July 31, 2007, there was $178.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans which we will amortize to expense in the future. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.2 years.
Effective August 1, 2006, we began using a lattice binomial model and the assumptions shown in Note 12 to the financial statements in Item 8 to estimate the fair value of stock options granted. Prior to that date we used the Black Scholes valuation model. This change did not have a material impact on our financial position, results of operations or cash flows. Our stock options have various restrictions, including vesting provisions and restrictions on transfer, and are often exercised prior to their contractual maturity. We therefore believe that lattice binomial models are more capable of incorporating the features of our stock options than closed-form models such as the Black Scholes model. Beginning in the fourth quarter of fiscal 2006, we estimated the expected term of options granted based on implied exercise patterns using a binomial model. Prior to that, we estimated the expected term of options granted based on historical exercise patterns. We estimate the volatility of our common stock at the date of grant based on the implied volatility of publicly traded one-year and two-year options on our common stock, consistent with SFAS 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107. Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. We base the risk-free interest rate that we use in our option valuation model on the implied yield in effect at the time of option grant on constant maturity U.S. Treasury issues with equivalent remaining terms. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in our option valuation model. SFAS 123(R) requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For options granted before August 1, 2005, we amortize the fair value on an accelerated basis. This is the same basis on which we amortized options granted before August 1, 2005 for our pro forma disclosures under SFAS 123. For options granted on or after August 1, 2005, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. We may elect to use different assumptions under our option valuation model in the future, which could materially affect our net income or loss and net income or loss per share.
Legal Contingencies
We are subject to certain legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. We review the status of each significant matter quarterly and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we record a liability and an expense for the estimated loss. Significant judgment is required in both the determination of probability and the determination of whether an exposure is reasonably estimable. Our accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Potential legal liabilities and the revision of estimates of potential legal liabilities could have a material impact on our financial position and results of operations.

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
Our net deferred tax asset at July 31, 2007 was $156.7 million, net of the valuation allowance of $2.5 million. We recorded the valuation allowance to reflect uncertainties about whether we will be able to utilize some of our deferred tax assets (consisting primarily of certain state net operating loss carryforwards) before they expire. The valuation allowance is based on our estimates of taxable income for the jurisdictions in which we operate and the period over which our deferred tax assets will be realizable. While we have considered future taxable income in assessing the need for the valuation allowance, we could be required to increase the valuation allowance to take into account additional deferred tax assets that we may be unable to realize. An increase in the valuation allowance would have an adverse impact, which could be material, on our income tax provision and net income in the period in which we make the increase.
Results of Operations
Financial Overview

						Total Share-Based
						Compensation Expense
(Dollars in millions, except	Fiscal	Fiscal	Fiscal	2007-2006	2006-2005	Fiscal	Fiscal	Fiscal
per share amounts)	2007	2006	2005	% Change	% Change	2007	2006	2005
Total net revenue	$2,672.9	$2,293.0	$1,993.1	17%	15%
Operating income from continuing operations	637.6	565.6	528.7	13%	7%	$76.3	$70.3	$5.5
Net income from continuing operations	443.5	381.0	377.7	16%	1%	52.1	45.1	4.0
Diluted net income per share from continuing operations	$1.25	$1.06	$1.00	18%	6%	$0.15	$0.12	$0.01

Net cash provided by operating activities of continuing operations	$726.8	$595.5	$589.9	22%	1%

Total net revenue increased $379.9 million or 17% in fiscal 2007 compared with fiscal 2006. Total net revenue was higher in fiscal 2007 due to our February 2007 acquisition of Digital Insight, to revenue growth in our Consumer Tax segment and, to a lesser extent, to revenue growth in our QuickBooks segment and our Payroll and Payments segment. Revenue from our Financial Institutions segment, which includes Digital Insight, was $150.4 million in fiscal 2007 compared with $24.4 million in fiscal 2006. Consumer Tax revenue increased $106.8 million or 15% in fiscal 2007 due to 16% growth in federal online units, excluding units donated through the Free File Alliance, and to price increases. QuickBooks segment revenue increased $59.3 million or 11% in fiscal 2007 due to unit growth and favorable product mix. Payroll and Payments revenue increased $54.6 million or 12% in fiscal 2007 due to growth in the QuickBooks Payroll and the Payments customer bases, favorable Payroll product mix and higher transaction volume per customer in our Payments business. See “Total Net Revenue by Business Segment” below for more information.
Higher revenue in fiscal 2007 was partially offset by higher expenses, including increases compared with fiscal 2006 of approximately $87 million for product development expenses, approximately $85 million for advertising and other selling and marketing expenses and approximately $80 million for cost of revenue associated with our revenue growth. See “Operating Expenses” below for more information.
Net income from continuing operations increased $62.5 million or 16% in fiscal 2007. Interest expense on the debt we issued in connection with our February 2007 acquisition of Digital Insight of $27.1 million was partially offset by $13.0 million higher interest income in fiscal 2007 compared with fiscal 2006. Interest income increased in fiscal 2007 compared with fiscal 2006 due to higher interest rates and higher average invested balances. We recorded a pre-tax net gain of $31.7 million on the sale of certain outsourced payroll assets in fiscal 2007. Our effective tax rates for fiscal 2007 and fiscal 2006 were approximately 36% and 38%. See Income Taxes later in this Item 7 for more information.
Diluted net income per share from continuing operations increased 18% to $1.25 in fiscal 2007 compared with $1.06 in fiscal 2006. Average shares outstanding declined during fiscal 2007 as a result of repurchases of 17.1 million shares of common stock under our stock repurchase programs, partially offset by the issuance of 12.1 million shares in connection with our employee stock plans.
At July 31, 2007, our cash, cash equivalents and investments totaled $1.3 billion, an increase of $106.5 million from July 31, 2006. In fiscal 2007 we generated $726.8 million in cash from our continuing operations and received approximately $1 billion in cash from the issuance of long-term debt and $211.4 million in cash from the issuance of common stock under employee stock plans. During the same period we used approximately $1.2 billion in cash for the purchase of Digital Insight (net of cash acquired) and $153.2 million in cash for purchases of property and equipment and capitalization of internal use software. We also repurchased 17.1 million shares of our common stock for $506.6 million under our stock repurchase programs during fiscal 2007. At July 31, 2007, we had authorization from our Board to expend $800 million for future stock repurchases.
Total Net Revenue
The table below and the discussion of net revenue by business segment that follows it are organized in accordance with our six reportable business segments. See Note 8 to the financial statements in Item 8 for descriptions of product revenue and service and other revenue for each segment.
In February 2007 we completed the acquisition of Digital Insight, a provider of outsourced online banking applications and services to banks and credit unions. We combined Digital Insight with our existing financial institutions group, which had been part of our Other Businesses segment, to create a new Financial Institutions segment during fiscal 2007. We have reclassified our existing financial institutions business from our Other Businesses segment to our Financial Institutions segment for all periods presented. We have also reclassified segment results for all periods presented to reflect the transfer of our MyCorporation business from our Consumer Tax segment to our QuickBooks segment. MyCorporation revenue was $7.9 million in fiscal 2007 and $4.4 million in fiscal 2006. MyCorporation revenue was not significant in fiscal 2005.

		% Total		% Total		% Total
	Fiscal	Net	Fiscal	Net	Fiscal	Net	2007-2006	2006-2005
(Dollars in millions)	2007	Revenue	2006	Revenue	2005	Revenue	% Change	% Change
QuickBooks
Product revenue	$507.4		$466.2		$436.4
Service and other revenue	90.8		72.7		66.6

Subtotal	598.2	22%	538.9	23%	503.0	25%	11%	7%

Payroll and Payments
Product revenue	208.9		194.1		157.2
Service and other revenue	307.8		268.0		214.6

Subtotal	516.7	19%	462.1	20%	371.8	19%	12%	24%

Consumer Tax
Product revenue	300.7		265.8		242.2
Service and other revenue	512.2		440.3		328.5

Subtotal	812.9	31%	706.1	31%	570.7	29%	15%	24%

Professional Tax
Product revenue	261.3		245.0		233.5
Service and other revenue	30.4		27.9		31.5

Subtotal	291.7	11%	272.9	12%	265.0	13%	7%	3%

Financial Institutions
Product revenue	0.2		0.2		—
Service and other revenue	150.2		24.2		19.1

Subtotal	150.4	6%	24.4	1%	19.1	1%	516%	27%

Other Businesses
Product revenue	168.9		164.1		154.5
Service and other revenue	134.1		124.5		109.0

Subtotal	303.0	11%	288.6	13%	263.5	13%	5%	10%

Total Company
Product revenue	1,447.4		1,335.4		1,223.8
Service and other revenue	1,225.5		957.6		769.3

Total net revenue	$2,672.9	100%	$2,293.0	100%	$1,993.1	100%	17%	15%

Total Net Revenue by Business Segment
QuickBooks
Fiscal 2007 Compared with Fiscal 2006. QuickBooks segment net revenue increased $59.3 million or 11% in fiscal 2007 compared with 2006. Total QuickBooks software unit sales were 10% higher in fiscal 2007 compared with fiscal 2006 due in part to new promotions, including our first-ever QuickBooks television advertisements. Revenue growth in fiscal 2007 was also driven by favorable product mix, with QuickBooks Premier units increasing 25% in fiscal 2007.
Fiscal 2006 Compared with Fiscal 2005. QuickBooks segment net revenue increased $35.9 million or 7% in fiscal 2006 compared with fiscal 2005. Total QuickBooks software unit sales were up 14% in fiscal 2006 compared with fiscal 2005. This higher unit volume more than offset lower average selling prices for QuickBooks software due to price reductions for new users and the elimination of upgrade rebates. We believe that the higher unit volume was a result of product improvements, successful execution of our QuickBooks 2006 product launch and growth in the category that was driven by publicity surrounding a significant new market entrant.
Payroll and Payments
Fiscal 2007 Compared with Fiscal 2006. Payroll and Payments net revenue increased $54.6 million or 12% in fiscal 2007 compared with fiscal 2006. In our Payments business, merchant services revenue increased 36% in fiscal 2007 due to 22% growth in the customer base and 9% higher transaction volume per customer. Merchant services revenue slowed in fiscal 2007 compared with fiscal 2006 due to new customer acquisition remaining relatively constant on a larger customer base. Small business payroll revenue grew 3% in fiscal 2007 due to 4% growth in the customer base and, to a lesser extent, to favorable product mix that resulted in higher revenue per customer. We estimate that revenue growth in our Payroll and Payments segment in fiscal 2007 would have been approximately 16% if the sale of portions of our Complete Payroll and Premier Payroll Services customer base to ADP had not occurred.
Fiscal 2006 Compared with Fiscal 2005. Payroll and Payments net revenue increased $90.3 million or 24% in fiscal 2006 compared with fiscal 2005. Our combined payroll offerings accounted for slightly more than half of the fiscal 2006 revenue increase while our merchant services represented slightly less than half of the revenue increase. QuickBooks Payroll revenue was 23% higher in fiscal 2006 compared with fiscal 2005 because of a combination of favorable product mix, 7% growth in the customer base and the residual effects of a price increase that we implemented in fiscal 2005. Revenue from our other payroll offerings increased 11% in fiscal 2006, driven by 17% growth in the number of QuickBooks Assisted Payroll and Complete Payroll customers processing payrolls, price increases and increased interest income on funds held for payroll customers, partially offset by attrition in the Premier Payroll Service customer base. Merchant services revenue increased 47% in fiscal 2006 compared with fiscal 2005 due to 32% growth in the customer base and 18% higher transaction volume per customer.
Consumer Tax
Fiscal 2007 Compared with Fiscal 2006. Consumer Tax net revenue increased $106.8 million or 15% in 2007 compared with fiscal 2006 due to 16% growth in federal online units, excluding units donated through the Free File Alliance, and to price increases. Consumer Tax net revenue for fiscal 2007 included the impact of approximately $9 million in refunds to customers who experienced delays in electronically preparing or filing their income tax returns on April 17, 2007. We believe that the continuing trend among individual taxpayers toward the use of software, rather than manual methods, to prepare their own income tax returns will continue to be important to the growth of our Consumer Tax business.
Fiscal 2006 Compared with Fiscal 2005. Consumer Tax net revenue increased $135.4 million or 24% in fiscal 2006 compared with fiscal 2005. Paid federal TurboTax unit sales were up 20% in fiscal 2006, driven by a 57% increase in federal TurboTax Online units sold which accounted for the majority of the revenue increase for that period. To a lesser extent, higher fiscal 2006 revenue was due to growth in revenue from attach services such as electronic filing. We believe that fiscal 2006 Consumer Tax revenue growth was positively affected by changes in our offering and pricing strategies that included eliminating rebates and bundling federal and state consumer tax products. These changes were designed to simplify our offerings in response to customer feedback.
Professional Tax
Fiscal 2007 Compared with Fiscal 2006. Professional Tax net revenue increased $18.8 million or 7% in fiscal 2007 compared with fiscal 2006 due to add-on product penetration and price increases.

Fiscal 2006 Compared with Fiscal 2005. Professional Tax net revenue increased $7.9 million or 3% in fiscal 2006 compared with fiscal 2005 due to overall growth in the Professional Tax customer base that was partially offset by a shift in product mix toward our lower priced offerings.
Financial Institutions
Fiscal 2007 Compared with Fiscal 2006. Financial Institutions net revenue increased $126.0 million to $150.4 million in fiscal 2007 compared with fiscal 2006 due almost entirely to our February 2007 acquisition of Digital Insight.
Other Businesses
Fiscal 2007 Compared with Fiscal 2006. Other Businesses net revenue increased $14.4 million or 5% in fiscal 2007 compared with fiscal 2006. Quicken revenue was flat while revenue from our business in Canada increased 11% and revenue from our Intuit Real Estate Solutions business grew 28%.
Fiscal 2006 Compared with Fiscal 2005. Other Businesses total net revenue increased $25.1 million or 10% in fiscal 2006 compared with fiscal 2005. Quicken revenue was slightly lower in fiscal 2006. Canadian revenue increased 23% in fiscal 2006 due to strong growth in sales of QuickBooks products and to a lesser extent to changes in foreign currency exchange rates.
Cost of Revenue

		% of		% of		% of
	Fiscal	Related	Fiscal	Related	Fiscal	Related
(Dollars in millions)	2007	Revenue	2006	Revenue	2005	Revenue
Cost of product revenue	$169.1	12%	$165.9	12%	$154.3	13%
Cost of service and other revenue	309.4	25%	232.6	24%	196.3	26%
Amortization of purchased intangible assets	30.9	n/a	8.8	n/a	9.1	n/a

Total cost of revenue	$509.4	19%	$407.3	18%	$359.7	18%

Our cost of revenue has three components: (1) cost of product revenue, which includes the direct costs of manufacturing and shipping our software products; (2) cost of service and other revenue, which reflects direct costs associated with providing services, including data center costs related to delivering Internet-based services, and costs associated with revenue sharing and online transactions revenue; (3) amortization of purchased intangible assets, which represents the cost of amortizing over their useful lives developed technologies that we obtained through acquisitions.
Fiscal 2007 Compared with Fiscal 2006. Cost of service and other revenue as a percentage of service and other revenue increased slightly to 25% in fiscal 2007 from 24% in fiscal 2006. The impact of growth in TurboTax Online and electronic tax filing services, which have relatively lower costs of revenue, was offset by the impact of our acquisition of Digital Insight, which has relatively higher costs of revenue. Amortization of purchased intangible assets increased in fiscal 2007 compared with fiscal 2006 due to the amortization of Digital Insight purchased intangible assets that we acquired in February 2007.
Fiscal 2006 Compared with Fiscal 2005. Cost of product revenue as a percentage of product revenue decreased to 12% in fiscal 2006 compared with 13% in fiscal 2005. Growth in TurboTax units came disproportionately through our Web TurboTax offer, which had lower costs per unit than our desktop offerings. This was partially offset by higher cost of product revenue in our QuickBooks segment, which resulted from 14% QuickBooks unit growth. Cost of service and other revenue as a percentage of service and other revenue decreased to 24% in fiscal 2006 from 26% in fiscal 2005. Growth in our Consumer Tax electronic filing revenue, Assisted Payroll revenue and merchant services revenue, all of which had lower relative cost increases associated with their related revenue increases, was mostly offset by higher costs in our QuickBooks segment, which resulted from improvements in service levels for technical support plan customers.
Operating Expenses

		% of		% of		% of
		Total		Total		Total
	Fiscal	Net	Fiscal	Net	Fiscal	Net
(Dollars in millions)	2007	Revenue	2006	Revenue	2005	Revenue
Selling and marketing	$742.4	28%	$657.6	29%	$576.8	29%
Research and development	472.5	17%	385.8	17%	292.6	15%
General and administrative	291.1	11%	267.2	12%	222.6	11%
Acquisition-related charges	20.0	1%	9.5	0%	12.7	0%

Total operating expenses	$1,526.0	57%	$1,320.1	58%	$1,104.7	55%

Fiscal 2007 Compared with Fiscal 2006. Individually and in the aggregate, operating expenses as a percentage of total net revenue were generally consistent in fiscal 2007 compared with fiscal 2006. Total operating expenses in dollars increased $205.9 million in fiscal 2007, approximately $60 million of which was due to our February 2007 acquisition of Digital Insight.
Including Digital Insight, approximately 42% of the fiscal 2007 increase in total operating expenses was due to higher research and development expenses. During fiscal 2007 we continued to invest in research and development for existing offerings as well as for new offerings. Approximately 41% of the fiscal 2007 increase in total operating expenses was due to higher selling and marketing expenses that included increases in radio, television and online advertising expenses for our Consumer Tax and QuickBooks offerings as well as additional investments in direct marketing and product management. Acquisition-related charges increased in fiscal 2007 compared with fiscal 2006 due to the amortization of Digital Insight purchased intangible assets that we acquired in February 2007.
Fiscal 2006 Compared with Fiscal 2005. Individually and in the aggregate, operating expenses as a percentage of total net revenue were generally consistent in fiscal 2006 compared with fiscal 2005. Total operating expenses in dollars increased $215.4 million in fiscal 2006 compared with fiscal 2005. Share-based compensation expense for stock options and our Employee Stock Purchase Plan that we recorded as a result of our adoption of SFAS 123(R) on August 1, 2005 accounted for approximately $63 million of that increase. In fiscal 2006 total operating expenses also increased by approximately $75 million for new product development and approximately $60 million for additional advertising and other marketing programs and improved customer support service levels, particularly in our QuickBooks and Consumer Tax segments. Excluding the impact of share-based compensation expense, sales and marketing expense as a percentage of revenue declined due to lower direct selling costs associated with our fiscal 2006 focus on the retail channel.
Segment Operating Income (Loss)
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. Segment expenses do not include certain costs, such as corporate general and administrative expenses and share-based compensation expenses, which are not allocated to specific segments. These unallocated costs totaled $506.2 million in fiscal 2007, $465.2 million in fiscal 2006 and $383.0 million in fiscal 2005. Share-based compensation expenses for stock options and our Employee Stock Purchase Plan that we began recording in the first quarter of fiscal 2006 accounted for $65.0 million of the increase in unallocated costs for fiscal 2006. See Note 1 and Note 12 to the financial statements in Item 8. Segment expenses also do not include amortization of purchased intangible assets, acquisition-related charges, and impairment of goodwill and purchased intangible assets. In addition, segment expenses do not include interest expense, interest and other income, and realized net gains or losses on marketable equity securities and other investments. See Note 8 to the financial statements in Item 8 for reconciliations of total segment operating income to income from continuing operations for each fiscal year presented.

		% of		% of		% of
	Fiscal	Related	Fiscal	Related	Fiscal	Related
(Dollars in millions)	2007	Revenue	2006	Revenue	2005	Revenue
QuickBooks	$180.2	30%	$167.8	31%	$199.9	40%
Payroll and Payments	215.4	42%	181.9	39%	133.5	36%
Consumer Tax	508.6	63%	467.1	66%	379.8	67%
Professional Tax	152.2	52%	135.8	50%	132.7	50%
Financial Institutions	38.8	26%	12.2	50%	14.0	73%
Other Businesses	99.5	33%	84.3	29%	73.7	28%

Total segment operating income	$1,194.7	45%	$1,049.1	46%	$933.6	47%

QuickBooks
Fiscal 2007 Compared with Fiscal 2006. QuickBooks segment operating income as a percentage of related revenue was approximately the same in fiscal 2007 and fiscal 2006. The $59.3 million growth in QuickBooks segment revenue in fiscal 2007 was partially offset by higher expenses, including increases of approximately $11 million for cost of revenue, approximately $16 million for selling and marketing expenses (which consisted primarily of higher radio and television advertising expenses and additional investments in direct marketing and product management) and approximately $18 million for product development expenses in fiscal 2007.
Fiscal 2006 Compared with Fiscal 2005. QuickBooks segment operating income as a percentage of related revenue decreased to 31% in fiscal 2006 from 40% in fiscal 2005. Higher fiscal 2006 QuickBooks revenue resulted from higher unit volume that more than offset the impact of lower average selling prices. However, lower average selling prices yielded lower profit per unit. Higher unit volume in fiscal 2006 also resulted in higher customer support costs. We also spent more on QuickBooks product development and on improvements to technical support service levels in fiscal 2006 compared with fiscal 2005.
Payroll and Payments
Fiscal 2007 Compared with Fiscal 2006. Payroll and Payments segment operating income as a percentage of related revenue increased to 42% in fiscal 2007 from 39% in fiscal 2006. Most of the fiscal 2007 revenue growth in this segment came from products and services with relatively lower costs of revenue, such as QuickBooks Payroll, Assisted Payroll and merchant services. The $54.6 million higher Payroll and Payments revenue in fiscal 2007 was partially offset by higher expenses, including increases of approximately $7 million for product development expenses, approximately $5 million for selling and marketing expenses and approximately $6 million for general and administrative expenses in fiscal 2007.
Fiscal 2006 Compared with Fiscal 2005. Payroll and Payments segment operating income as a percentage of related revenue increased to 39% in fiscal 2006 from 36% in fiscal 2005. More of the fiscal 2006 revenue growth in this segment came from products and services with relatively lower costs of revenue, such as QuickBooks Payroll and merchant services.
Consumer Tax
Fiscal 2007 Compared with Fiscal 2006. Consumer Tax segment operating income as a percentage of related revenue decreased to 63% in fiscal 2007 from 66% in fiscal 2006. The $106.8 million growth in Consumer Tax revenue in fiscal 2007 was partially offset by higher expenses, including increases of approximately $45 million for selling and marketing expenses (including higher radio, television and online advertising expenses as well as higher direct marketing expenses) and approximately $18 million for product development expenses in fiscal 2007.

Fiscal 2006 Compared with Fiscal 2005. Consumer Tax segment operating income as a percentage of related revenue was approximately the same in fiscal 2006 and fiscal 2005. Higher revenue and lower rebate processing fees were partially offset by higher expenses for television and Web advertising and to a lesser extent for product development and customer support in fiscal 2006.
Professional Tax
Fiscal 2007 Compared with Fiscal 2006. Professional Tax segment operating income as a percentage of related revenue increased to 52% in fiscal 2007 from 50% in fiscal 2006. Professional Tax revenue increased $18.8 million while expenses were relatively stable in fiscal 2007 compared with fiscal 2006.
Fiscal 2006 Compared with Fiscal 2005. Professional Tax segment operating income as a percentage of related revenue was the same in fiscal 2006 and fiscal 2005. Revenue and operating expenses were similar in the two periods.
Financial Institutions
Fiscal 2007 Compared with Fiscal 2006. Financial Institutions segment operating income as a percentage of related revenue decreased to 26% in fiscal 2007 from 50% in fiscal 2006. The change in segment operating income structure is due to our February 2007 acquisition of Digital Insight, which we combined with our existing financial institutions business to create a new Financial Institutions segment. This new segment is significantly larger and has higher costs than the Intuit financial institutions business that preceded it.
Other Businesses
Fiscal 2007 Compared with Fiscal 2006. Other Businesses segment operating income as a percentage of related revenue increased to 33% in fiscal 2007 from 29% in fiscal 2006. The fiscal 2007 improvement in segment operating income as a percentage of related revenue was due to the May 2006 sale of our MasterBuilder business, which had relatively low operating margins.
Fiscal 2006 Compared with Fiscal 2005. Other Businesses segment operating income as a percentage of related revenue was nearly the same in fiscal 2006 and fiscal 2005. Quicken revenue was slightly lower while expenses to develop and market new offerings increased in fiscal 2006. Higher revenue combined with relatively stable spending produced better operating margins in Canada.
Non-Operating Income and Expenses
Interest Expense
In order to finance a portion of our acquisition of Digital Insight, on February 6, 2007 we borrowed $1 billion under a bridge credit facility, which we retired on March 12, 2007 with the proceeds of our issuance of $1 billion in senior notes. Interest expense for fiscal 2007 included interest on the $1 billion bridge credit facility at 5.77% while it was outstanding, interest on $500 million in principal amount of the senior notes at 5.40% and interest on $500 million in principal amount of the senior notes at 5.75%. The senior notes are due in March 2012 and March 2017 and are redeemable by Intuit at any time, subject to a make-whole premium. We are amortizing a total of $7.3 million in debt issuance costs to interest expense over the terms of the related senior notes.

Interest and Other Income

	Fiscal	Fiscal	Fiscal
(In millions)	2007	2006	2005
Interest income	$44.0	$31.0	$17.4
Quicken Loans royalties and fees	9.3	9.3	9.8
Net foreign exchange gain (loss)	(0.1)	0.1	(0.1)
Pre-tax gain on sale of certain assets of our ICBS business	—	2.4	—
Other	(0.5)	0.2	(0.5)

Total interest and other income	$52.7	$43.0	$26.6

Higher interest rates and higher average invested balances resulted in increases in interest income in fiscal 2007 compared with fiscal 2006 and in fiscal 2006 compared with fiscal 2005. Total interest and other income for all periods presented included royalties and fees from trademark license and distribution agreements that we entered into when we sold our Quicken Loans mortgage business in July 2002.
Income Taxes
Our effective tax rate was approximately 36% for fiscal 2007, approximately 38% for fiscal 2006 and approximately 33% for fiscal 2005. Our effective tax rate for fiscal 2007 differed from the federal statutory rate of 35% due to state income taxes, which were partially offset by the benefit we received from tax exempt interest income, federal and state research and experimental credits and the domestic production activities deduction. In addition, in fiscal 2007 we benefited from the retroactive extension of the federal research and experimental credit as it related to fiscal 2006. Our effective tax rate for fiscal 2006 differed from the federal statutory rate of 35% due to state income taxes and the taxable gain on the sale of our Master Builder business, which were partially offset by the benefit we received from tax exempt interest income, federal and state research and experimental credits and the domestic production activities deduction. Our effective tax rate for fiscal 2005 differed from the federal statutory rate of 35% due to the net effect of the reversal of $25.7 million in reserves related to potential income tax exposures that were resolved, the federal research and experimental credit and to the benefit received from tax-exempt interest income offset by state taxes. See Note 11 to the financial statements in Item 8.
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
We acquired Digital Insight on February 6, 2007. See Note 6 to the financial statements in Item 8. Digital Insight had approximately $76 million in federal net operating loss carryforwards at the date of acquisition. We have recorded the tax effects of these carryforwards and other federal tax credit carryforwards, which together totaled $34.4 million, as deferred tax assets at the date of acquisition. The carryforwards will not result in an income tax provision benefit, but they will reduce income taxes payable and cash paid for income taxes as they are utilized. At July 31, 2007, we had total federal net operating loss carryforwards and federal tax credit carryforwards of $25.3 million and $4.9 million.
At July 31, 2007, we had net deferred tax assets of $156.7 million which included a valuation allowance of $2.5 million for certain state net operating loss carryforwards. The allowance reflects management’s assessment that we may not receive the benefit of loss carryforwards in certain state jurisdictions. While we believe our current valuation allowance is sufficient, it may be necessary to increase this amount if it becomes more likely that we will not realize a greater portion of the net deferred tax assets. We assess the need for an adjustment to the valuation allowance on a quarterly basis. See Note 11 to the financial statements in Item 8.

Dispositions and Discontinued Operations
During fiscal 2007, 2006 and 2005 we sold the assets and businesses described below. See Note 7 to the financial statements in Item 8 for a more complete description of these dispositions and discontinued operations and for a summary of the impact that discontinued operations have had on our statements of operations for those fiscal years.
Intuit Distribution Management Solutions Discontinued Operations
In July 2007 we signed a definitive agreement to sell our Intuit Distribution Management Solutions (IDMS) business. The sale was completed in August 2007 for approximately $100 million in cash. IDMS was part of our Other Businesses segment. In accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we determined that IDMS became a discontinued operation in the fourth quarter of fiscal 2007. We have therefore segregated the operating results of IDMS from continuing operations in our statements of operations for all periods presented. We expect to record a gain on the sale of IDMS in the first quarter of fiscal 2008.
Sale of Outsourced Payroll Assets
In March 2007 we sold certain assets related to our Complete Payroll and Premier Payroll Service businesses to ADP for a price of up to approximately $135 million in cash. The final purchase price is contingent upon the number of customers that transition to ADP. Due to actual customer attrition during the fourth quarter of fiscal 2007, we currently estimate the maximum sales price to be approximately $120 million. The assets were part of our Payroll and Payments segment. In accordance with the provisions of SFAS 144, we have not accounted for this transaction as a discontinued operation. We will recognize the net gain on the sale of the assets as customers are transitioned pursuant to the agreement over a period not to exceed one year from the date of the sale. In fiscal 2007 we recorded a pre-tax net gain of $31.7 million in our statement of operations for customers who transitioned to ADP during that period.
Sale of Master Builder Business
In May 2006 we sold our Master Builder construction management software and solutions business, which was part of Intuit Construction Business Solutions (ICBS) in our Other Businesses segment. The Master Builder business had quarterly revenue of approximately $5 million. We recorded a $7.7 million net loss on disposal of the business, including income tax expense of $10.1 million, in the fourth quarter of fiscal 2006. In accordance with the provisions of SFAS 144, we have not accounted for this transaction as a discontinued operation.
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

Liquidity and Capital Resources
Statements of Cash Flows
At July 31, 2007 our cash, cash equivalents and investments totaled $1.3 billion, an increase of $106.5 million from July 31, 2006. We generated $726.8 million in cash from our continuing operations during fiscal 2007. We used $1.4 billion in cash for investing activities during that period, including approximately $1.2 billion for our purchase of Digital Insight (net of cash acquired) and $153.2 million for purchases of property and equipment and capitalization of internal use software. We generated $733.9 million in cash from financing activities during fiscal 2007, including approximately $1 billion from the issuance of long-term debt and $211.4 million from the issuance of common stock under employee stock plans partially offset by $506.6 million for the repurchase of common stock under our stock repurchase programs. See Item 5, “Purchases of Equity Securities by the Issuer and Affiliated Purchasers,” “Stock Repurchase Programs” below and Note 12 to the financial statements in Item 8.
Our expenditures for property and equipment increased from $44.5 million in fiscal 2006 to $104.9 million in fiscal 2007 primarily due to the construction of our new San Diego facility. We expect our expenditures for property and equipment and capitalized internal use software to increase from a total of $153.2 million in fiscal 2007 to approximately $300 million in fiscal 2008. This planned increase in capital expenditures is related to investments in infrastructure, offices and data centers to support the expected growth in our business.
The following table summarizes selected items from our statements of cash flows for fiscal 2007, fiscal 2006 and fiscal 2005. See the financial statements in Item 8 for complete statements of cash flows for those periods.

	Fiscal	Fiscal	Fiscal
(In millions)	2007	2006	2005
Net cash provided by operating activities of continuing operations	$726.8	$595.5	$589.9
Net income from continuing operations	441.1	377.4	375.0
Depreciation	94.2	94.2	100.0
Share-based compensation	77.3	71.4	5.5
Acquisition-related costs	55.9	23.2	26.8

Net cash used in investing activities of continuing operations	(1,412.5)	(210.0)	(1.6)
Acquisitions of businesses, net of cash acquired	(1,271.8)	(42.2)	(4.3)
Net liquidation (purchases) of available-for-sale debt securities	59.8	(111.1)	69.9
Purchases of property and equipment	(104.9)	(44.5)	(38.2)
Capitalization of internal use software	(48.3)	(37.6)	(31.4)

Net cash provided by (used in) financing activities	733.9	(478.8)	(548.0)
Issuance of long-term debt, net of discounts	997.8	—	—
Purchase of treasury stock	(506.8)	(784.2)	(709.9)
Net proceeds from issuance of common stock	211.4	279.3	165.8

Net cash provided by discontinued operations	19.8	185.9	17.3

Net increase in cash and cash equivalents	75.6	95.8	57.9

We generated cash from our operating activities during fiscal 2007, 2006 and 2005, primarily from net income from continuing operations in each of those years. We used cash for investing activities during fiscal 2007, 2006 and 2005, including acquisitions of businesses, purchases of property and equipment and capitalization of internal use software. We generated cash from financing activities in fiscal 2007 primarily from the issuance of long-term debt in connection with our acquisition of Digital Insight and from the issuance of common stock under employee stock plans, partially offset by the repurchase of common stock under our stock repurchase programs. We used cash for financing activities in fiscal 2006 and 2005 primarily for the repurchase of common stock under our stock repurchase programs, partially offset by proceeds that we received from the issuance of common stock under employee stock plans in each of these fiscal years.
Stock Split
On July 6, 2006 we implemented a two-for-one stock split in the form of a 100% stock dividend. All share and per share figures in this Item 7 and in the statements of operations and notes to the financial statements in Item 8 retroactively reflect this stock split.
Stock Repurchase Programs
Our Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. During fiscal 2007 we repurchased 17.1 million shares of our common stock for $506.6 million under our repurchase programs. From the inception of these programs in May 2001 through the end of fiscal 2007, we repurchased 158.7 million shares of our common stock for $3.8 billion. At July 31, 2007, we had authorization from our Board to expend $800 million for future stock repurchases.
Digital Insight Acquisition
On February 6, 2007 we acquired all of the outstanding shares of Digital Insight for a total purchase price of approximately $1.34 billion including the value of vested options assumed. See Note 6 to the financial statements in Item 8. We borrowed $1 billion under a one-year unsecured bridge credit facility with two institutional lenders in order to pay a portion of the purchase price of Digital Insight. This bridge facility accrued interest at a rate of 5.77%. On March 12, 2007 we retired this bridge credit facility with the proceeds of our issuance of $1 billion in long-term senior unsecured notes. We issued $500 million of 5.40% senior unsecured notes due on March 15, 2012 (the 2012 Notes) and $500 million of 5.75% senior unsecured notes due on March 15, 2017 (the 2017 Notes). The 2012 Notes and the 2017 Notes are redeemable by Intuit at any time, subject to a make-whole premium. The 2012 Notes and the 2017 Notes include covenants that limit our ability to grant liens on our facilities and to enter into sale and leaseback transactions, subject to significant allowances.
Unsecured Revolving Credit Facility
On March 22, 2007 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on March 22, 2012. Advances under the credit facility will accrue interest at rates that are equal to, at our election, either Citibank’s base rate or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.18% to 0.575% based on our senior debt credit ratings. The applicable interest rate will be increased by 0.05% for any period in which the total principal amount of advances and letters of credit under the credit facility exceeds $250 million. The agreement includes covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 and a ratio of annual EBITDA to interest payable of not less than 3.00 to 1.00. We may use amounts borrowed under this credit facility for general corporate purposes or for future acquisitions or expansion of our business. To date we have not borrowed under the credit facility, but we may borrow under the credit facility from time to time as opportunities and needs arise. See Note 9 to the financial statements in Item 8.
Loans to Officers
Outstanding loans to officers totaled $8.9 million at July 31, 2007 and July 31, 2006. Loans to officers at July 31, 2007 were relocation loans secured by real property with original terms of 10 years. Of the total loans at July 31, 2007, $4.4 million accrue no interest for the term of the note. The remaining loans at that date accrue interest at rates equal to applicable federal rates in effect at the time the loans were made. At July 31, 2007 no loans were in default and all interest payments were current in accordance with the terms of the loan agreements. All of the loans were approved by the Compensation Committee of our Board of Directors, which consists solely of independent directors. Consistent with the requirements of the Sarbanes-Oxley Act of 2002, no loans to officers have been made or modified since July 30, 2002 and we do not intend to make or modify loans to officers in the future. See Note 16 to the financial statements in Item 8.

Other
We evaluate, on an ongoing basis, the merits of acquiring technology or businesses, or establishing strategic relationships with and investing in other companies. We may decide to use cash and cash equivalents, investments, and the revolving line of credit facility described above to fund such activities in the future.
Based on past performance and current expectations, we believe that our cash and cash equivalents, investments and cash generated from operations will be sufficient to meet anticipated seasonal working capital needs, capital expenditure requirements, contractual obligations, commitments and other liquidity requirements associated with our operations for at least the next 12 months.
Off-Balance Sheet Arrangements
At July 31, 2007, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
The following table summarizes our known contractual obligations to make future payments at July 31, 2007:

	Payments Due by Period
	Less than	1-3	3-5	More than
(In millions)	1 year	years	years	5 years	Total
Amounts due under executive deferred compensation plan	$35.9	$—	$—	$—	$35.9
Senior unsecured notes	—	—	500.0	500.0	1,000.0
Capital lease obligations	0.9	1.4	0.2	—	2.5
Interest and fees due on long-term obligations	56.3	112.5	112.4	143.8	425.0
Purchase obligations (1)	39.4	53.3	4.3	0.5	97.5
Operating leases (2)	43.9	98.5	84.7	155.6	382.7
Other obligations	2.9	1.8	0.1	—	4.8

Total contractual obligations	$179.3	$267.5	$701.7	$799.9	$1,948.4

(1)	Represents agreements to purchase products and services that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payments.

(2)	Includes our lease on Woodland Hills, California office space that is currently under construction by the landlord. See Item 2, “Properties.”
Innovative Merchant Solutions Loan and Buyout Commitments
In April 2005 our wholly owned subsidiary, Innovative Merchant Solutions (IMS), became a member of Superior Bankcard Services, LLC (SBS), a newly formed entity that acquires merchant accounts for IMS. Our consolidated financial statements include the financial position, results of operations and cash flows of SBS, after elimination of all significant intercompany balances and transactions, including amounts outstanding under the credit agreement described below. See Note 1 to the financial statements in Item 8. In connection with the formation of this entity IMS agreed to provide to SBS revolving loans in an amount of up to $24.5 million under the terms of a credit agreement. In June 2006 IMS entered into an amendment to the credit agreement to increase the amount of funds IMS may loan under that agreement to $40.0 million. The credit agreement expires in July 2013, although certain events, such as a sale of SBS, can trigger earlier termination. Amounts outstanding under the agreement at July 31, 2007 totaled $11.2 million at an interest rate of 9.25%. There are no scheduled repayments on the outstanding loan balance. All unpaid principal amounts and the related accrued interest are due and payable in full at the loan expiration date.
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
The following table presents our portfolio of cash equivalents and investments as of July 31, 2007 by stated maturity. The table is classified by the original maturity date listed on the security and includes cash equivalents and investments that are part of funds held for payroll customers on our balance sheet. Cash equivalents consist primarily of money market funds. Approximately 94% of our available-for-sale debt securities have an interest reset date, put date or mandatory call date within one year. At July 31, 2007, the weighted average interest rate earned on our money market accounts was 5.52% and the weighted average tax adjusted interest rate earned on our investments was 6.20%.

	Years Ending July 31,
						2013 and
(In thousands)	2008	2009	2010	2011	2012	Thereafter	Total
Cash equivalents	$538,217	$—	$—	$—	$—	$—	$538,217
Investments	159,488	25,808	14,700	11,050	9,300	828,124	1,048,470

Total	$697,705	$25,808	$14,700	$11,050	$9,300	$828,124	$1,586,687

Interest Rate Risk
Our cash equivalents and our portfolio of investments and funds held for payroll customers are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents, investments and funds held for payroll customers and the value of those investments. Should the Federal Reserve Target Rate increase by 10% or about 53 basis points from the level of July 31, 2007, the value of our investments and funds held for payroll customers would decline by approximately $1.0 million. Should interest rates increase by 100 basis points from the level of July 31, 2007, the value of our investments and funds held for payroll customers would decline by approximately $1.9 million.
We are also exposed to the impact of changes in interest rates as they affect our $500 million revolving credit facility. Advances under the credit facility accrue interest at rates that are equal to Citibank’s base rate or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.18% to 0.575% based on our senior debt credit ratings. Consequently, our interest expense would fluctuate with changes in the general level of these interest rates if we were to borrow any amounts under the credit facility. At July 31, 2007, no amounts were outstanding under the credit facility.
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
Since we translate foreign currencies (primarily Canadian dollars, British pounds and Indian rupees) into U.S dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant primarily because our global subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of July 31, 2007 we did not engage in foreign currency hedging activities.

ITEM 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
1.	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Report:
2.	INDEX TO FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements:

Page
Schedule

II Valuation and Qualifying Accounts	105

All other schedules not listed above have been omitted because they are inapplicable or are not required.

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Intuit Inc.
We have audited the accompanying consolidated balance sheets of Intuit Inc. as of July 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of Intuit’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intuit Inc. at July 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Intuit Inc.’s internal control over financial reporting as of July 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 12, 2007 expressed an unqualified opinion thereon.
As discussed in Note 1 to the Notes to Consolidated Financial Statements, under the heading Share-Based Compensation Plans, in fiscal 2006 Intuit Inc. changed its method of accounting for stock-based compensation.
/s/ ERNST & YOUNG LLP
San Jose, California
September 12, 2007

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Intuit Inc.
We have audited Intuit Inc.’s internal control over financial reporting as of July 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Intuit Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Intuit Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the fiscal 2007 consolidated financial statements of Intuit Inc. and our report dated September 12, 2007 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
San Jose, California
September 12, 2007

INTUIT INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended July 31,
(In thousands, except per share amounts)	2007	2006	2005
Net revenue:
Product	$1,447,392	$1,335,430	$1,223,825
Service and other	1,225,555	957,580	769,277

Total net revenue	2,672,947	2,293,010	1,993,102

Costs and expenses:
Cost of revenue:
Cost of product revenue	169,101	165,949	154,270
Cost of service and other revenue	309,419	232,588	196,319
Amortization of purchased intangible assets	30,926	8,785	9,135
Selling and marketing	742,368	657,588	576,833
Research and development	472,516	385,795	292,605
General and administrative	291,083	267,233	222,553
Acquisition-related charges	19,964	9,478	12,686

Total costs and expenses	2,035,377	1,727,416	1,464,401

Operating income from continuing operations	637,570	565,594	528,701
Interest expense	(27,091)	—	—
Interest and other income	52,689	43,023	26,608
Gains on marketable equity securities and other investments, net	1,568	7,629	5,225
Gain on sale of outsourced payroll assets	31,676	—	—

Income from continuing operations before income taxes	696,412	616,246	560,534
Income tax provision	251,607	234,592	182,889
Minority interest expense, net of tax	1,337	691	(98)

Net income from continuing operations	443,468	380,963	377,743
Net income (loss) from discontinued operations	(3,465)	36,000	3,884

Net income	$440,003	$416,963	$381,627

Basic net income per share from continuing operations	$1.29	$1.10	$1.02
Basic net income (loss) per share from discontinued operations	(0.01)	0.10	0.01

Basic net income per share	$1.28	$1.20	$1.03

Shares used in basic per share amounts	342,637	347,854	369,202

Diluted net income per share from continuing operations	$1.25	$1.06	$1.00
Diluted net income (loss) per share from discontinued operations	(0.01)	0.10	0.01

Diluted net income per share	$1.24	$1.16	$1.01

Shares used in diluted per share amounts	355,815	360,471	376,796

See accompanying notes.

INTUIT INC.
CONSOLIDATED BALANCE SHEETS

	July 31,
(In thousands, except par value)	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$255,201	$179,601
Investments	1,048,470	1,017,599
Accounts receivable, net of allowance for doubtful accounts of $15,248 and $11,532	131,691	88,123
Income taxes receivable	54,178	64,178
Deferred income taxes	84,682	47,199
Prepaid expenses and other current assets	54,854	50,938
Current assets of discontinued operations	8,515	12,093

Current assets before funds held for payroll customers	1,637,591	1,459,731
Funds held for payroll customers	314,341	357,299

Total current assets	1,951,932	1,817,030

Property and equipment, net	298,396	193,617
Goodwill	1,517,036	463,215
Purchased intangible assets, net	292,884	44,595
Long-term deferred income taxes	72,066	144,697
Loans to officers	8,865	8,865
Other assets	58,636	40,392
Long-term assets of discontinued operations	52,211	57,616

Total assets	$4,252,026	$2,770,027

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$119,799	$68,547
Accrued compensation and related liabilities	192,286	167,990
Deferred revenue	313,753	282,943
Income taxes payable	33,278	33,560
Other current liabilities	171,650	88,932
Current liabilities of discontinued operations	15,002	16,703

Current liabilities before payroll customer fund deposits	845,768	658,675
Payroll customer fund deposits	314,341	357,299

Total current liabilities	1,160,109	1,015,974

Long-term debt	997,819	—
Other long-term obligations	57,756	15,399

Total liabilities	2,215,684	1,031,373

Commitments and contingencies
Minority interest	1,329	568

Stockholders’ equity:
Preferred stock, $0.01 par value	—	—
Authorized - 1,345 shares total; 145 shares designated Series A; 250 shares designated Series B Junior Participating Issued and outstanding — None
Common stock, $0.01 par value	3,391	3,442
Authorized - 750,000 shares
Issued and outstanding -339,157 shares at July 31, 2007 and 344,171 shares at July 31, 2006
Additional paid-in capital	2,247,755	2,089,472
Treasury stock, at cost	(2,207,114)	(1,944,036)
Accumulated other comprehensive income	6,096	1,084
Retained earnings	1,984,885	1,588,124

Total stockholders’ equity	2,035,013	1,738,086

Total liabilities and stockholders’ equity	$4,252,026	$2,770,027

See accompanying notes.

INTUIT INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional			Other		Total
	Common Stock		Paid In	Treasury	Deferred	Comprehensive	Retained	Stockholders’
(Dollars in thousands)	Shares	Amount	Capital	Stock	Compensation	Income (Loss)	Earnings	Equity

Balance at July 31, 2004	190,090,604	$1,901	$1,947,325	$(1,088,389)	$(19,434)	$(3,375)	$984,391	$1,822,419
Components of comprehensive income:
Net income	—	—	—	—	—	—	381,627	381,627
Other comprehensive income, net of tax	—	—	—	—	—	3,549	—	3,549

Comprehensive net income								385,176
Issuance of common stock under employee stock plans	5,419,314	54	—	240,274	—	—	(74,531)	165,797
Stock repurchases under stock repurchase programs	(16,224,130)	(162)	—	(709,054)	—	—	—	(709,216)
Repurchases of vested restricted stock	(16,053)	—	—	(671)	—	—	—	(671)
Tax benefit from employee stock option transactions	—	—	26,372	—	—	—	—	26,372
Stock bonus awards and related stock issuance	253	—	2,504	—	(2,504)	—	—	—
Retirement of treasury stock and other	74	—	(7)	7	—	—	—	—
Reduction of deferred stock compensation due to stock option cancellations	—	—	(33)	—	33	—	—	—
Amortization of deferred compensation	—	—	—	—	5,622	—	—	5,622

Balance at July 31, 2005	179,270,062	1,793	1,976,161	(1,557,833)	(16,283)	174	1,291,487	1,695,499
Reclassification of deferred compensation balance upon adoption of SFAS 123(R)	—	—	(16,283)	—	16,283	—	—	—
Components of comprehensive income:
Net income	—	—	—	—	—	—	416,963	416,963
Other comprehensive income, net of tax	—	—	—	—	—	910	—	910

Comprehensive net income								417,873
Issuance of common stock under employee stock plans — pre-split	8,098,645	81	—	374,814	—	—	(104,090)	270,805
Stock repurchases under stock repurchase programs — pre-split	(15,507,013)	(155)	—	(784,031)	—	—	—	(784,186)
Tax benefit from employee stock option transactions	—	—	57,956	—	—	—	—	57,956
Share-based compensation (1)	186	—	71,638	—	—	—	—	71,638
Stock split effected in the form of a 100% stock dividend	171,861,694	1,719	—	—	—	—	(1,719)	—
Issuance of common stock upon exercise of options and other — post-split	447,205	4	—	23,014	—	—	(14,517)	8,501

Balance at July 31, 2006	344,170,779	3,442	2,089,472	(1,944,036)	—	1,084	1,588,124	1,738,086
Components of comprehensive income:
Net income	—	—	—	—	—	—	440,003	440,003
Other comprehensive income, net of tax	—	—	—	—	—	5,012	—	5,012

Comprehensive net income								445,015
Issuance of common stock under employee stock plans — post-split	12,013,581	119	12,452	242,168	—	—	(41,907)	212,832
Restricted stock units released, net of taxes post-split	61,904	1	(1,462)	1,334	—	—	(1,335)	(1,462)
Assumed vested stock options from purchase acquisitions	—	—	13,898	—	—	—	—	13,898
Stock repurchases under stock repurchase programs — post-split	(17,083,600)	(171)	—	(506,422)	—	—	—	(506,593)
Repurchase of vested restricted stock — post-split	(5,362)	—	—	(158)	—	—	—	(158)
Tax benefit from employee stock option transactions	—	—	56,081	—	—	—	—	56,081
Share-based compensation (2)	—	—	77,314	—	—	—	—	77,314

Balance at July 31, 2007	339,157,302	$3,391	$2,247,755	$(2,207,114)	$—	$6,096	$1,984,885	$2,035,013

(1)	Includes $70,340 for continuing operations and $1,298 for discontinued operations.

(2)	Includes $76,313 for continuing operations and $1,001 for discontinued operations.

See accompanying notes.

INTUIT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended July 31,
(In thousands)	2007	2006	2005
Cash flows from operating activities:
Net income	$440,003	$416,963	$381,627
Net (income) loss from discontinued operations (1)	1,140	(39,533)	(6,644)

Net income from continuing operations (1)	441,143	377,430	374,983
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation	94,175	94,237	99,970
Acquisition-related charges	23,823	13,337	16,545
Amortization of purchased intangible assets	32,042	9,902	10,251
Amortization of purchased intangible assets to cost of service and other revenue	8,488	9,263	8,123
Share-based compensation	77,314	71,361	5,489
Amortization of premiums and discounts on available-for-sale debt securities	4,025	3,606	10,633
Net gains on marketable equity securities and other investments	(1,568)	(7,629)	(5,225)
Pre-tax gain on sale of outsourced payroll assets	(31,676)	—	—
Deferred income taxes	(39,200)	(18,943)	18,460
Tax benefit from share-based compensation plans	56,081	57,956	26,372
Excess tax benefit from share-based compensation plans	(30,913)	(26,981)	—
Other	2,187	(976)	2,023

Subtotal	635,921	582,563	567,624

Changes in operating assets and liabilities:
Accounts receivable	(3,913)	(10,981)	(4,708)
Prepaid expenses, income taxes and other current assets	1,600	(2,912)	(40,409)
Accounts payable	18,574	4,256	(3,060)
Accrued compensation and related liabilities	3,641	26,438	12,568
Deferred revenue	23,250	18,656	72,069
Income taxes payable	(1,202)	(6,276)	(31,301)
Other liabilities	48,889	(16,284)	17,123

Total changes in operating assets and liabilities	90,839	12,897	22,282

Net cash provided by operating activities of continuing operations (1)	726,760	595,460	589,906
Net cash provided by operating activities of discontinued operations (1)	—	14,090	7,700

Net cash provided by operating activities	726,760	609,550	597,606

Cash flows from investing activities:
Purchase of available-for-sale debt securities	(2,466,642)	(1,636,765)	(2,937,586)
Liquidation of available-for-sale debt securities	1,997,825	1,388,216	2,858,608
Maturity of available-for-sale debt securities	528,647	137,440	148,920
Proceeds from the sale of marketable equity securities	858	10,256	4,667
Net change in funds held for payroll customers’ money market funds and other cash equivalents	(51,242)	539	(34,797)
Purchases of property and equipment	(104,922)	(44,522)	(38,185)
Capitalization of internal use software	(48,335)	(37,552)	(31,350)
Proceeds from sale of property	22	3,026	3,151
Change in other assets	(8,838)	(11,034)	(5,446)
Net change in payroll customer fund deposits	(42,958)	(539)	34,797
Acquisitions of businesses and intangible assets, net of cash acquired	(1,271,791)	(42,231)	(4,337)
Cash received from acquirer of outsourced payroll assets	54,900	—	—
Proceeds from divestiture of business	—	23,169	—

Net cash used in investing activities of continuing operations (1)	(1,412,476)	(209,997)	(1,558)
Net cash provided by investing activities of discontinued operations (1)	19,849	171,833	9,619

Net cash (used in) provided by investing activities	(1,392,627)	(38,164)	8,061

Cash flows from financing activities:
Proceeds from bridge credit facility	1,000,000	—	—
Retirement of bridge credit facility	(1,000,000)	—	—
Issuance of long-term debt, net of discounts	997,755	—	—
Net proceeds from issuance of common stock under stock plans	211,370	279,306	165,797
Purchase of treasury stock	(506,751)	(784,186)	(709,887)
Excess tax benefit from share-based compensation plans	30,913	26,981	—
Debt issuance costs and other	573	(923)	(3,911)

Net cash provided by (used in) financing activities	733,860	(478,822)	(548,001)

Effect of exchange rates on cash and cash equivalents	7,607	3,195	184

Net increase in cash and cash equivalents	75,600	95,759	57,850
Cash and cash equivalents at beginning of period	179,601	83,842	25,992

Cash and cash equivalents at end of period	$255,201	$179,601	$83,842

Supplemental disclosure of cash flow information:
Interest paid	$6,196	$—	$—

Income taxes paid	$221,701	$228,282	$202,414

Capital lease obligations incurred for acquisition of equipment	$1,358	$—	$606

Increases in property and equipment and in other liabilities in connection with leasehold improvement additions that were directly funded by landlord allowances under certain operating leases	$24,478	$353	$15,922

(1)	We have segregated the cash flows of our ITS and IPSS discontinued operations on these statements of cash flows. Because the cash flows of our IDMS discontinued operations were not material for any period presented, we have not segregated the cash flows of that business on these statements of cash flows. See Note 7 to the financial statements.
See accompanying notes.

INTUIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Description of Business
Intuit Inc. provides business and financial management solutions for small and medium sized businesses, financial institutions, consumers, and accounting professionals. Our flagship software products and services, including QuickBooks, Quicken and TurboTax software, simplify small business management and payroll processing, personal finance, and tax preparation and filing. Lacerte and ProSeries are Intuit’s tax preparation software suites for professional accountants. Our financial institutions division, anchored by Digital Insight Corporation, provides on-demand banking services to help banks and credit unions serve businesses and consumers. Founded in 1983 and headquartered in Mountain View, California, we sell our products and services primarily in the United States.
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
The consolidated financial statements also include the financial position, results of operations and cash flows of Superior Bankcard Services, LLC (SBS), an entity formed in April 2005 that acquires merchant accounts for our Innovative Merchant Solutions (IMS) business. IMS provides merchant services to small businesses that include credit card, debit card and other payment processing services. At July 31, 2007 and July 31, 2006, SBS had total assets of $14.8 million and $14.3 million. SBS had total revenue of $13.5 million and $7.1 million for the twelve months ended July 31, 2007 and 2006. We are allocated 51% of the earnings and losses of this entity and 100% of the losses in excess of the minority interest capital balances. We therefore eliminate the portion of the SBS financial results that pertain to the minority interests on a separate line in our statements of operations and balance sheets. The operating agreement of SBS requires that, no later than July 2009, either IMS agree to purchase the minority members’ interests in SBS at a price to be set by negotiation or arbitration, or IMS and the minority members pursue a sale of their interests in SBS to a third party.
On July 6, 2006 we implemented a two-for-one stock split in the form of a 100% stock dividend. All share and per share figures in the statements of operations and the notes to the financial statements retroactively reflect this stock split.
As discussed in Note 6, in February 2007 we acquired Digital Insight Corporation for a purchase price of approximately $1.34 billion. We have included Digital Insight’s results of operations in our consolidated results of operations from the date of acquisition.
As discussed in Note 7, in July 2007 we signed a definitive agreement to sell our Intuit Distribution Management Solutions (IDMS) business. The sale was completed in August 2007. In December 2005 we sold our Intuit Information Technology Solutions (ITS) business and in December 2004 we sold our Intuit Public Sector Solutions (IPSS) business. Accordingly, we have reclassified our financial statements for all periods prior to the sales to reflect IDMS, ITS and IPSS as discontinued operations. Unless noted otherwise, discussions in these notes pertain to our continuing operations.
As discussed later in this Note 1, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” on August 1, 2005 using the modified prospective transition method. Because we elected to use the modified prospective transition method, results for prior periods have not been restated. See Note 12 for information on the impact of our adoption of this standard on our statements of operations.

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
In some situations, we receive advance payments from our customers. We defer revenue associated with these advance payments and the relative fair value of undelivered elements under multiple element arrangements until we ship the products or perform the services. Deferred revenue consisted of the following at the dates indicated:

	July 31,
(In thousands)	2007	2006
Product and product-related services	$286,474	$262,506
Customer support	27,279	20,437

Total deferred revenue	$313,753	$282,943

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

Product Revenue
We recognize revenue from the sale of our packaged software products and supplies when legal title transfers, which is generally when our customers download products from the Web, when we ship the products or, in the case of certain agreements, when products are delivered to retailers. We sell some of our QuickBooks, Consumer Tax and Quicken products on consignment to certain retailers. We recognize revenue for these consignment transactions only when the end-user sale has occurred. For products that are sold on a subscription basis and include periodic updates, we recognize revenue ratably over the contractual time period. We record revenue net of our sales tax obligations.
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
We recognize revenue from our outsourced online banking applications and services for financial institutions, for which we host our customers’ Internet banking and business banking applications, in two ways. Revenue earned for upfront fees for implementation services is recognized ratably over the greater of the initial life of the customer contract or the estimated life of the customer service relationship, which is approximately seven years. Revenue and amounts billed for recurring monthly services are earned as services are performed.
Other Revenue
Other revenue consists primarily of revenue from revenue-sharing arrangements with third-party service providers. We recognize transaction fees from revenue-sharing arrangements as end-user sales are reported to us by these partners.
Multiple Element Arrangements
We enter into certain revenue arrangements for which we are obligated to deliver multiple products and/or services (multiple elements). For these arrangements, which generally include software products, we allocate and defer revenue for the undelivered elements based on their vendor-specific objective evidence of fair value (VSOE). VSOE is the price charged when that element is sold separately.
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

Advertising
We expense advertising costs as we incur them. We recorded advertising expense of approximately $94.9 million in fiscal 2007, $64.5 million in fiscal 2006 and $44.5 million in fiscal 2005.
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
Capitalization of Interest Expense
In accordance with SFAS 34, “Capitalization of Interest Cost,” we capitalize interest on capital projects, including facilities build-out projects and internal use computer software projects. Capitalization commences with the first expenditure for the project and continues until the project is substantially complete and ready for its intended use. We amortize capitalized interest to depreciation expense using the straight-line method over the same lives as the related assets. Capitalized interest was not significant in fiscal 2007, 2006 or 2005.
Foreign Currency
The functional currency of all our foreign subsidiaries is the local currency. Assets and liabilities of our foreign subsidiaries are translated at the exchange rate on the balance sheet date. Revenue, costs and expenses are translated at average rates of exchange in effect during the year. We include translation gains and losses in the stockholders’ equity section of our balance sheet. We include net gains and losses resulting from foreign exchange transactions in our statements of operations.
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
We record a valuation allowance to reflect uncertainties about whether we will be able to utilize some of our deferred tax assets (consisting primarily of certain state net operating loss carryforwards) before they expire. The valuation allowance is based on our estimates of taxable income for the jurisdictions in which we operate and the period over which our deferred tax assets will be realizable. While we have considered future taxable income in assessing the need for the valuation allowance, we could be required to increase the valuation allowance to take into account additional deferred tax assets that we may be unable to realize. An increase in the valuation allowance would have an adverse impact, which could be material, on our income tax provision and net income in the period in which we make the increase.
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
We adopted SFAS 123(R) on August 1, 2005. See “Share-Based Compensation Plans” later in this Note 1. In accordance with that standard, for the twelve months ended July 31, 2007 and 2006 we included stock options with combined exercise prices and unrecognized compensation expense that were less than the average market price for our common stock, and RSUs with unrecognized compensation expense that was less than the average market price for our common stock, in the calculation of diluted net income per share. We excluded stock options with combined exercise prices and unrecognized compensation expense that were greater than the average market price for our common stock, and RSUs with unrecognized compensation expense that was greater than the average market price for our common stock, from the calculation of diluted net income per share because their effect was anti-dilutive. Under the treasury stock method, the amount that must be paid to exercise stock options, the amount of compensation expense for future service that we have not yet recognized for stock options and RSUs, and the amount of tax benefits that will be recorded in additional paid-in capital when the awards become deductible are assumed to be used to repurchase shares.
In accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” for the twelve months ended July 31, 2005 we excluded stock options with exercise prices that were greater than the average market price for our common stock from the calculation of diluted net income per share because their effect was anti-dilutive.

The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Twelve Months Ended July 31,
(In thousands, except per share amounts)	2007	2006	2005
Numerator:
Net income from continuing operations	$443,468	$380,963	$377,743
Net income (loss) from discontinued operations	(3,465)	36,000	3,884

Net income	$440,003	$416,963	$381,627

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	342,637	347,854	369,202

Shares used in diluted per share amounts:
Weighted average common shares outstanding	342,637	347,854	369,202
Dilutive common equivalent shares from stock options and restricted stock awards	13,178	12,617	7,594

Dilutive weighted average common shares outstanding	355,815	360,471	376,796

Basic and diluted net income per share:
Basic net income per share from continuing operations	$1.29	$1.10	$1.02
Basic net income (loss) per share from discontinued operations	(0.01)	0.10	0.01

Basic net income per share	$1.28	$1.20	$1.03

Diluted net income per share from continuing operations	$1.25	$1.06	$1.00
Diluted net income (loss) per share from discontinued operations	(0.01)	0.10	0.01

Diluted net income per share	$1.24	$1.16	$1.01

Weighted average stock options and restricted stock awards excluded from calculation due to anti-dilutive effect	10,652	15,593	18,204

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
Funds Held for Payroll Customers and Payroll Customer Fund Deposits
Funds held for payroll customers at July 31, 2007 represent cash held on behalf of our payroll customers that is invested in cash and cash equivalents. Funds held for payroll customers at July 31, 2006 represent cash held on behalf of our payroll customers that is invested in cash, cash equivalents and available-for-sale investment-grade debt securities. Payroll customer fund deposits consist primarily of direct deposit funds and payroll taxes we owe on behalf of our payroll customers.
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
Share-Based Compensation Plans
Our share-based employee compensation plans are described in Note 12. Prior to August 1, 2005, we accounted for these share-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS 123, “Accounting for Stock-Based Compensation.” Accordingly, we recorded no share-based employee compensation expense for options granted under the 2005 Plan or its predecessor plans during the twelve months ended July 31, 2005 as all options granted under those plans had exercise prices equal to the fair market value of our common stock on the date of grant. We also recorded no compensation expense in that period in connection with our Employee Stock Purchase Plan as the purchase price of the stock was not less than 85% of the lower of the fair market value of our common stock at the beginning of each offering period or at the end of each purchase period. In accordance with APB 25, we recorded compensation expense for restricted stock. In accordance with SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” we provided pro forma net income or loss and net income or loss per share disclosures for each period prior to the adoption of SFAS 123(R) as if we had applied the fair value-based method in measuring compensation expense for our share-based compensation plans.
Effective August 1, 2005, we adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment,” using the modified prospective transition method. Under that transition method, compensation expense that we recognized for the twelve months ended July 31, 2007 and 2006 included: (a) period compensation expense for all share-based payments granted prior to, but not yet vested as of, August 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, adjusted for forfeitures, and (b) period compensation expense for all share-based payments granted on or after August 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). For options granted before August 1, 2005, we amortize the fair value on an accelerated basis. This is the same basis on which we amortized options granted before August 1, 2005 for our pro forma disclosures under SFAS 123. For options granted on or after August 1, 2005, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. Because we elected to use the modified prospective transition method, results for prior periods have not been restated. In March 2005 the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R). See Note 12 for information on the impact of our adoption of SFAS 123(R) and the assumptions we use to calculate the fair value of share-based employee compensation.
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
We sell a significant portion of our products through third-party retailers and distributors. As a result, we face risks related to the collectibility of our accounts receivable. For example, at January 31, 2007, in the midst of the 2006 consumer tax season, amounts due from our 10 largest retailers and distributors represented approximately 57% of total gross accounts receivable. To appropriately manage this risk, we perform ongoing evaluations of customer credit and limit the amount of credit extended as we deem appropriate but generally do not require collateral. We maintain reserves for estimated credit losses and these losses have historically been within our expectations. However, since we cannot necessarily predict future changes in the financial stability of our customers, we cannot guarantee that our reserves will continue to be adequate. No customer accounted for 10% or more of total net revenue in fiscal 2007, 2006 or 2005, nor did any customer account for 10% or more of accounts receivable at July 31, 2007 or July 31, 2006. Amounts due from Rock Acquisition Corporation, the purchaser of our Quicken Loans mortgage business, under certain licensing and distribution agreements were included in accounts receivable and totaled $9.3 million at July 31, 2007 and 2006.
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

2. Investments and Funds Held for Payroll Customers
The following table summarizes our cash and cash equivalents, investments and funds held for payroll customers by balance sheet classification at the dates indicated:

	July 31, 2007		July 31, 2006
(In thousands)	Cost	Fair Value	Cost	Fair Value
Classification on balance sheets:
Cash and cash equivalents	$255,201	$255,201	$179,601	$179,601
Investments	1,048,643	1,048,470	1,018,364	1,017,599
Funds held for payroll customers	314,341	314,341	357,299	357,299

Total cash and cash equivalents, investments and funds held for payroll customers	$1,618,185	$1,618,012	$1,555,264	$1,554,499

The following table summarizes our cash and cash equivalents, investments and funds held for payroll customers by investment category at the dates indicated.

	July 31, 2007		July 31, 2006
(In thousands)	Cost	Fair Value	Cost	Fair Value
Type of issue:
Total cash and cash equivalents	$569,542	$569,542	$442,880	$442,880
Available-for-sale debt securities:
Municipal bonds	1,043,793	1,043,620	1,102,384	1,101,719
Obligations of government-sponsored enterprises	—	—	10,000	9,900
Asset-backed securities	4,850	4,850	—	—

Total available-for-sale debt securities	1,048,643	1,048,470	1,112,384	1,111,619

Total cash and cash equivalents, investments and funds held for payroll customers	$1,618,185	$1,618,012	$1,555,264	$1,554,499

We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income (loss) in the stockholders’ equity section of our balance sheets. Gross unrealized gains and losses on our available-for-sale debt securities were as follows at the dates indicated:

	July 31,	July 31,
(In thousands)	2007	2006
Gross unrealized gains	$15	$20
Gross unrealized losses	(188)	(785)

Net unrealized losses	$(173)	$(765)

The following table summarizes the fair value and gross unrealized losses related to 45 available-for-sale debt securities, aggregated by type of investment and length of time that individual securities have been in a continuous unrealized loss position, at July 31, 2007:

	In a Loss Position for		In a Loss Position for
	Less Than 12 Months		12 Months or More		Total in a Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
As of July 31, 2007:
Municipal bonds	$217,304	$(185)	$3,005	$(3)	$220,309	$(188)

As of July 31, 2006:
Municipal bonds	$227,713	$(455)	$32,506	$(230)	$260,219	$(685)
Obligations of government- sponsored enterprises	—	—	9,900	(100)	9,900	(100)

Total	$227,713	$(455)	$42,406	$(330)	$270,119	$(785)

We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments that we held at July 31, 2007 were not other-than-temporarily impaired. While certain available-for-sale debt securities have fair values that are below cost, we believe that if the securities were held to maturity it is probable that principal and interest would be collected in accordance with contractual terms. We believe that the unrealized losses at July 31, 2007 are due to changes in interest rates and not due to increased credit risk.
We include realized gains and losses on our available-for-sale debt securities in interest and other income in our statements of operations. Gross realized gains and losses on our available-for-sale debt securities were as follows for the periods indicated:

	Twelve Months Ended July 31,
(In thousands)	2007	2006	2005
Gross realized gains	$126	$12	$170
Gross realized losses	(192)	(506)	(2,716)

Net realized losses	$(66)	$(494)	$(2,546)

The following table summarizes our available-for-sale debt securities held in investments and funds held for payroll customers, classified by the stated maturity date of the security:

	July 31, 2007
(In thousands)	Cost	Fair Value
Due within one year	$159,564	$159,488
Due within two years	25,856	25,808
Due within three years	14,700	14,700
Due after three years	848,523	848,474

Total available-for-sale debt securities	$1,048,643	$1,048,470

Approximately 94% of our available-for-sale debt securities at July 31, 2007 had an interest reset date, put date or mandatory call date within one year.

3. Property and Equipment
Property and equipment consisted of the following at the dates indicated:

	Life in	July 31,
(Dollars in thousands)	Years	2007	2006
Equipment	3-5	$357,715	$298,183
Computer software	3-5	275,949	243,713
Furniture and fixtures	3-5	41,906	30,040
Leasehold improvements	2-11	139,327	99,268
Land	N/A	3,760	2,175
Buildings	30	27,341	25,988
Capital in progress	N/A	62,743	15,864

		908,741	715,231
Less accumulated depreciation and amortization		(610,345)	(521,614)

Total property and equipment, net		$298,396	$193,617

Capital in progress consists primarily of costs related to internal use software projects and to facilities construction projects. As discussed in Note 1, “Software Development Costs,” we capitalize costs related to the development of computer software for internal use in accordance with SOP 98-1. We capitalized internal use software costs totaling $48.3 million in fiscal 2007, $37.6 million in fiscal 2006 and $31.3 million in fiscal 2005. These amounts included capitalized labor costs of $13.2 million in fiscal 2007, $13.7 million in fiscal 2006 and $17.9 million in fiscal 2005. Costs related to internal use software projects are included in the capital in progress category of property and equipment until project completion, at which time they are transferred to the computer software category and amortized on a straight-line basis over their useful lives, which are generally three to five years.
4. Goodwill and Purchased Intangible Assets
As discussed in Note 1, “Goodwill, Purchased Intangible Assets and Other Long-Lived Assets,” under current accounting rules goodwill is not amortized but is subject to annual impairment tests. Changes in the carrying value of goodwill by reportable segment during fiscal 2007 were as shown in the following table. Our reportable segments are described in Note 8. We transferred $41.8 million in goodwill for our Intuit Distribution Management Solutions business from our Other Businesses segment to long-term assets of discontinued operations at July 31, 2006. See Note 7. The fiscal 2007 increase in goodwill in our QuickBooks segment was due to the acquisition of StepUp Commerce, Inc. The fiscal 2007 increase in goodwill in our new Financial Institutions segment was due to the acquisition of Digital Insight Corporation. See Note 6.

	Balance		Foreign	Balance
	July 31,	Goodwill	Currency	July 31,
(In thousands)	2006	Acquired	Translation	2007
QuickBooks	$4,228	$50,405	$—	$54,633
Payroll and Payments	249,688	—	—	249,688
Consumer Tax	30,041	—	—	30,041
Professional Tax	90,507	—	—	90,507
Financial Institutions	—	1,002,631	—	1,002,631
Other Businesses	88,751	—	785	89,536

Totals	$463,215	$1,053,036	$785	$1,517,036

Purchased intangible assets consisted of the following at the dates indicated. The increases in purchased intangible assets during fiscal 2007 were primarily due to our acquisition of Digital Insight. See Note 6.

			Trade	Covenants
	Customer	Purchased	Names	Not to
(Dollars in thousands)	Lists	Technology	and Logos	Compete	Total
At July 31, 2007:
Cost	$346,425	$267,693	$23,696	$12,313	$650,127
Accumulated amortization	(192,367)	(138,566)	(14,580)	(11,730)	(357,243)
Net purchased intangible assets	$154,058	$129,127	$9,116	$583	$292,884

Weighted average life in years	5	4	5	3

At July 31, 2006:
Cost	$188,966	$125,539	$13,818	$11,786	$340,109
Accumulated amortization	(161,704)	(109,000)	(13,137)	(11,673)	(295,514)
Net purchased intangible assets	$27,262	$16,539	$681	$113	$44,595

Weighted average life in years	5	6	6	4

Expected future amortization of our purchased intangible assets at July 31, 2007 was as shown in the following table. Amortization of purchased technology is charged to cost of service and other revenue and amortization of purchased intangible assets in our statements of operations. Amortization of other purchased intangible assets such as customer lists is charged to acquisition-related charges in our statements of operations. The table does not include amortization for customer lists with a net book value of $5.1 million at July 31, 2007 which became assets held for sale during the third quarter of fiscal 2007. See Note 7, “Sale of Outsourced Payroll Assets.” The table also does not include amortization for IDMS purchased intangible assets with a net book value of $10.0 million at July 31, 2007 which we have transferred to long-term assets of discontinued operations. See Note 7, “Intuit Distribution Management Solutions Discontinued Operations.”

Expected
Future
Amortization
(In thousands)	Expense
Twelve months ending July 31,
2008	$91,141
2009	87,282
2010	59,130
2011	32,931
2012	15,756
Thereafter	1,543

Total expected future amortization expense	$287,783

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
The components of accumulated other comprehensive income (loss), net of income taxes, were as follows for the periods indicated:

			Realized
	Unrealized Gain (Loss) on		Gain on	Foreign
		Marketable	Derivative	Currency
(In thousands)	Investments	Securities	Instruments	Translation	Total
Balance at July 31, 2004	$(1,502)	$375	$—	$(2,248)	$(3,375)
Unrealized (loss) gain, net of income tax benefit of $321 and provision of $639	(659)	1,076	—	—	417
Reclassification adjustment for realized loss included in net income, net of income tax provision of $967	1,579	—	—	—	1,579
Translation adjustment	—	—	—	1,553	1,553

Other comprehensive income	920	1,076	—	1,553	3,549

Balance at July 31, 2005	(582)	1,451	—	(695)	174
Unrealized (loss) gain, net of income tax benefit of $141 and provision of $1,354	(179)	2,210	—	—	2,031
Reclassification adjustment for realized loss (gain) included in net income, net of income tax provision of $195 and benefit of $2,244	299	(3,661)	—	—	(3,362)
Translation adjustment, net of income taxes allocated of $1,212	—	—	—	2,241	2,241

Other comprehensive income (loss)	120	(1,451)	—	2,241	910

Balance at July 31, 2006	(462)	—	—	1,546	1,084
Unrealized gain, net of income tax provision of $209	317	—	—	—	317
Reclassification adjustment for realized loss included in net income, net of income tax provision of $26	40	—	—	—	40
Realized gain on derivative instruments, net of income tax provision of $294	—	—	450	—	450
Amortization of realized gain on derivative instruments, net of income tax provision of $9	—	—	(17)	—	(17)
Translation adjustment, net of income taxes allocated of $2,791	—	—	—	4,222	4,222

Other comprehensive income	357	—	433	4,222	5,012

Balance at July 31, 2007	$(105)	$—	$433	$5,768	$6,096

6. Acquisitions
Digital Insight Corporation
Purchase Price
On February 6, 2007 we acquired all of the outstanding shares of Digital Insight Corporation for a total purchase price of approximately $1.34 billion including the value of vested options assumed. Digital Insight is a provider of outsourced online banking applications and services to banks, credit unions and savings and loan associations. We intend to combine workflows in our financial management tools with online banking capabilities offered by Digital Insight to create new, easier to use, and better-value offerings for consumers and small businesses. We have included Digital Insight’s results of operations in our consolidated results of operations from the date of acquisition. We combined Digital Insight with our existing financial institutions group, which had been part of our Other Businesses segment, to create a new Financial Institutions segment during the twelve months ended July 31, 2007. See Note 8.
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
Under the purchase method of accounting, in the third quarter of fiscal 2007 we allocated the total purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. We estimated the fair values with the assistance of a third party appraisal firm. The fair values assigned to identifiable intangible assets acquired were based on estimates and assumptions determined by management. We recorded the excess of purchase price over the aggregate fair values as goodwill, none of which is deductible for income tax purposes. The acquired goodwill was assigned to our Financial Institutions segment. See Note 4. We allocated the purchase price using the information currently available. In the fourth quarter of fiscal 2007 we recorded a $10.7 million decrease to the net deferred income tax liability and a corresponding decrease to goodwill. We decreased the net deferred income tax liability as a result of a determination, after obtaining additional information, regarding the realizability of certain deferred tax assets not previously recorded. We may continue to adjust the preliminary purchase price allocation after obtaining more information regarding, among other things, asset valuations, liabilities assumed, and revisions of preliminary estimates. The purchase price allocation may not be finalized until the third quarter of fiscal 2008.
The total preliminary allocation of the Digital Insight purchase price is as follows:

(In thousands)	Amount
Cash and cash equivalents	$124,662
Accounts receivable	35,385
Property and equipment, net	21,549
Goodwill	1,002,631
Intangible assets	291,500
Other current and noncurrent assets	7,267
Deferred income taxes	(69,349)
Accounts payable	(31,127)
Accrued compensation	(21,202)
Deferred revenue	(5,297)
Other current and long-term liabilities	(11,592)

Total preliminary purchase price allocation	$1,344,427

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

As a result of our acquisition of Digital Insight, we incurred change in control and severance costs totaling $6.6 million. We paid $5.8 million of those costs in cash during the twelve months ended July 31, 2007.
Pro Forma Financial Information
The unaudited financial information in the table below summarizes the combined results of operations of Intuit and Digital Insight on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and the issuance of $1 billion of related senior notes (see Note 10) had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented also includes adjustments to share-based compensation expense for stock options assumed, adjustments to depreciation expense for acquired property and equipment, amortization charges for acquired intangible assets, adjustments to interest income, and related tax effects.
The pro forma financial information for the twelve months ended July 31, 2007 combines our results for that period, which include the results of Digital Insight subsequent to February 6, 2007, the date of acquisition, and the historical results for Digital Insight for the six months ended December 31, 2006. The pro forma financial information for the twelve months ended July 31, 2006 combines our historical results for that period with the historical results of Digital Insight for the twelve months ended June 30, 2006.
The following table summarizes the pro forma financial information:

	Twelve Months Ended July 31,
(In thousands)	2007	2006
Total net revenue	$2,797,943	$2,520,747
Net income from continuing operations	414,527	324,041
Basic net income per share from continuing operations	$1.21	$0.93
Diluted net income per share from continuing operations	$1.17	$0.90

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
7. Dispositions and Discontinued Operations
Intuit Distribution Management Solutions Discontinued Operations
In July 2007 we signed a definitive agreement to sell our Intuit Distribution Management Solutions (IDMS) business. The sale was completed in August 2007 for approximately $100 million in cash. The decision was a result of management’s desire to focus resources on Intuit’s core products and services. IDMS was part of our Other Businesses segment.
In accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we determined that IDMS became a long-lived asset held for sale in the fourth quarter of fiscal 2007. SFAS 144 provides that a long-lived asset classified as held for sale should be measured at the lower of its carrying amount or fair value less cost to sell. Since the carrying value of IDMS at July 31, 2007 was less than the estimated fair value less cost to sell, no adjustment to the carrying value of this long-lived asset was necessary during the twelve months ended July 31, 2007. In accordance with the provisions of SFAS 144, we discontinued the amortization of IDMS intangible assets and the depreciation of IDMS property and equipment in the fourth quarter of fiscal 2007.
Also in accordance with the provisions of SFAS 144 we determined that IDMS became a discontinued operation in the fourth quarter of fiscal 2007. We have therefore segregated the net assets and operating results of IDMS from continuing operations on our balance sheets and in our statements of operations for all periods presented. Assets held for sale at July 31, 2007 and 2006 consisted primarily of goodwill and purchased intangible assets. Because IDMS cash flows were not material for any period presented, we have not segregated the cash flows of IDMS on our statements of cash flows. See the table later in this Note 7 for the components of net income from discontinued operations.
Sale of Outsourced Payroll Assets
In March 2007 we sold certain assets related to our Complete Payroll and Premier Payroll Service businesses to Automatic Data Processing, Inc. (ADP) for a price of up to approximately $135 million in cash. The final purchase price is contingent upon the number of customers that transition to ADP. Due to actual customer attrition during the fourth quarter of fiscal 2007, we currently estimate the maximum sales price to be approximately $120 million. The assets were part of our Payroll and Payments segment. In accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we have not accounted for this transaction as a discontinued operation because the operations and cash flows of the assets could not be clearly distinguished, operationally or for financial reporting purposes, from the rest of our outsourced payroll business. We will recognize the net gain on the sale of the assets as customers are transitioned pursuant to the agreement over a period not to exceed one year from the date of the sale. In the twelve months ended July 31, 2007 we recorded a pre-tax net gain of $31.7 million in our statement of operations for customers who transitioned to ADP during that period. We held deposits received from ADP of $30.3 million in other current liabilities on our balance sheet at July 31, 2007. Assets held for sale at July 31, 2007 consisted of $5.1 million in customer lists and were included in purchased intangible assets on our balance sheet.
Sale of Master Builder Business
In May 2006 we sold our Master Builder construction management software and solutions business, which was part of Intuit Construction Business Solutions in our Other Businesses segment. The Master Builder business had quarterly revenue of approximately $5 million. We recorded a $7.7 million net loss on disposal of the business, including income tax expense of $10.1 million in the fourth quarter of fiscal 2006. In accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we have not accounted for this transaction as a discontinued operation as the operations and cash flows of the Master Builder business could not be clearly distinguished, operationally or for financial reporting purposes, from the rest of the entity.
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
In accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we accounted for the sale of ITS as discontinued operations. We have therefore segregated the operating results and cash flows of ITS from continuing operations in our statements of operations and statements of cash flows for all periods prior to the sale. We recorded a $34.3 million net gain on disposal of ITS which is included in net income from discontinued operations in our statement of operations for the twelve months ended July 31, 2006. See the table later in this Note 7 for the components of net income from discontinued operations.
Intuit Public Sector Solutions Discontinued Operations
In December 2004 we sold our Intuit Public Sector Solutions (IPSS) business for approximately $11 million in cash. The decision to sell IPSS was a result of our desire to focus resources on our core products and services. IPSS was part of our Other Businesses segment. In accordance with SFAS 144, we accounted for the sale as discontinued operations. We have therefore segregated the operating results and cash flows of IPSS from continuing operations in our statements of operations and statements of cash flows for all periods prior to the sale. We recorded a $4.8 million net loss on disposal of IPSS during the twelve months ended July 31, 2005 that included a $4.3 million income tax provision for the estimated tax payable in connection with the expected tax gain on the sale of IPSS. See the table later in this Note 7 for the components of net income from discontinued operations.

Components of Net Income (Loss) from Discontinued Operations
The components of net income (loss) from discontinued operations in our statements of operations as well as net revenue from discontinued operations and income or loss from discontinued operations before income taxes are as follows for the periods indicated:

	Twelve Months Ended July 31,
(In thousands)	2007	2006	2005
Net income (loss) from discontinued operations
Net loss from Intuit Public Sector Solutions operations	$—	$—	$(486)
Net loss on disposal of Intuit Public Sector Solutions discontinued operations	—	—	(4,771)
Net income from Intuit Information Technology Solutions operations	—	5,209	11,901
Net gain (loss) on disposal of Intuit Information Technology Solutions discontinued operations	(1,140)	34,324	—
Net loss from Intuit Distribution Management Solutions operations	(2,325)	(3,533)	(2,760)

Total net income (loss) from discontinued operations	$(3,465)	$36,000	$3,884

Net revenue from discontinued operations
Intuit Public Sector Solutions	$—	$—	$3,827
Intuit Information Technology Solutions	—	20,167	56,974
Intuit Distribution Management Solutions	52,001	49,293	44,601

Total net revenue from discontinued operations	$52,001	$69,460	$105,402

Income (loss) from discontinued operations before income taxes
Intuit Public Sector Solutions	$—	$—	$(786)
Intuit Information Technology Solutions	—	9,100	20,642
Intuit Distribution Management Solutions	(3,995)	(6,035)	(4,575)

Total income (loss) from discontinued operations before income taxes	$(3,995)	$3,065	$15,281

Income tax provision (benefit) on income (loss) from discontinued operations
Intuit Public Sector Solutions	$—	$—	$(300)
Intuit Information Technology Solutions	—	3,891	8,741
Intuit Distribution Management Solutions	(1,670)	(2,502)	(1,815)

Total income tax provision (benefit)	$(1,670)	$1,389	$6,626

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
In February 2007 we completed the acquisition of Digital Insight, a provider of outsourced online banking applications and services to banks and credit unions. We combined Digital Insight with our existing financial institutions group, which had been part of our Other Businesses segment, to create a new Financial Institutions segment. We have reclassified previously reported fiscal 2006 and 2005 segment results to be consistent with the fiscal 2007 presentation. We have also reclassified segment results for all periods presented to reflect the transfer of our MyCorporation business from our Consumer Tax segment to our QuickBooks segment. MyCorporation net revenue was $7.9 million in fiscal 2007 and $4.4 million in fiscal 2006. MyCorporation net revenue was not significant in fiscal 2005.
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
The following tables show our financial results by reportable segment for the twelve months ended July 31, 2007, 2006 and 2005.

		Payroll
		and	Consumer	Professional	Financial	Other
(In thousands)	QuickBooks	Payments	Tax	Tax	Institutions	Businesses	Corporate	Consolidated

Twelve Months Ended July 31, 2007
Product revenue	$507,404	$208,885	$300,725	$261,312	$150	$168,916	$—	$1,447,392
Service and other revenue	90,804	307,856	512,179	30,439	150,200	134,077	—	1,225,555

Total net revenue	598,208	516,741	812,904	291,751	150,350	302,993	—	2,672,947

Segment operating income (loss)	180,185	215,377	508,616	152,155	38,845	99,488	—	1,194,666
Common expenses	—	—	—	—	—	—	(506,206)	(506,206)

Subtotal	180,185	215,377	508,616	152,155	38,845	99,488	(506,206)	688,460
Amortization of purchased intangible assets	—	—	—	—	—	—	(30,926)	(30,926)
Acquisition-related charges	—	—	—	—	—	—	(19,964)	(19,964)
Interest expense	—	—	—	—	—	—	(27,091)	(27,091)
Interest and other income	—	—	—	—	—	—	52,689	52,689
Realized net gain on marketable equity securities	—	—	—	—	—	—	1,568	1,568
Gain on sale of outsourced payroll assets	—	—	—	—	—	—	31,676	31,676

Income (loss) from continuing operations before income taxes	$180,185	$215,377	$508,616	$152,155	$38,845	$99,488	$(498,254)	$696,412

		Payroll
		and	Consumer	Professional	Financial	Other
(In thousands)	QuickBooks	Payments	Tax	Tax	Institutions	Businesses	Corporate	Consolidated

Twelve Months Ended July 31, 2006
Product revenue	$466,253	$194,097	$265,748	$244,991	$199	$164,142	$—	$1,335,430
Service and other revenue	72,717	267,944	440,328	27,898	24,202	124,491	—	957,580

Total net revenue	538,970	462,041	706,076	272,889	24,401	288,633	—	2,293,010

Segment operating income (loss)	167,788	181,927	467,118	135,763	12,225	84,267	—	1,049,088
Common expenses	—	—	—	—	—	—	(465,231)	(465,231)

Subtotal	167,788	181,927	467,118	135,763	12,225	84,267	(465,231)	583,857
Amortization of purchased intangible assets	—	—	—	—	—	—	(8,785)	(8,785)

Acquisition-related charges	—	—	—	—	—	—	(9,478)	(9,478)
Interest and other income	—	—	—	—	—	—	43,023	43,023
Realized net gain on marketable equity securities	—	—	—	—	—	—	7,629	7,629

Income (loss) from continuing operations before income taxes	$167,788	$181,927	$467,118	$135,763	$12,225	$84,267	$(432,842)	$616,246

		Payroll
		and	Consumer	Professional	Financial	Other
(In thousands)	QuickBooks	Payments	Tax	Tax	Institutions	Businesses	Corporate	Consolidated

Twelve Months Ended July 31, 2005
Product revenue	$436,446	$157,226	$242,155	$233,499	$—	$154,499	$—	$1,223,825
Service and other revenue	66,569	214,589	328,515	31,550	19,140	108,914	—	769,277

Total net revenue	503,015	371,815	570,670	265,049	19,140	263,413	—	1,993,102

Segment operating income (loss)	199,897	133,526	379,778	132,653	13,971	73,734	—	933,559
Common expenses	—	—	—	—	—	—	(383,037)	(383,037)

Subtotal	199,897	133,526	379,778	132,653	13,971	73,734	(383,037)	550,522
Amortization of purchased intangible assets	—	—	—	—	—	—	(9,135)	(9,135)
Acquisition-related charges	—	—	—	—	—	—	(12,686)	(12,686)
Interest and other income	—	—	—	—	—	—	26,608	26,608
Realized net gain on marketable equity securities	—	—	—	—	—	—	5,225	5,225

Income (loss) from continuing operations before income taxes	$199,897	$133,526	$379,778	$132,653	$13,971	$73,734	$(373,025)	$560,534

9. Current Liabilities
Bridge Credit Facility
In connection with our February 6, 2007 acquisition of Digital Insight (see Note 6), we borrowed $1 billion under a one-year unsecured bridge credit facility with two institutional lenders in order to pay a portion of the purchase price of Digital Insight. This bridge credit facility accrued interest at 5.77%. On March 12, 2007 we retired this bridge credit facility with the proceeds of our issuance of $1 billion in long-term senior unsecured notes. See Note 10.
Unsecured Revolving Credit Facility
On March 22, 2007 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on March 22, 2012. Advances under the credit facility will accrue interest at rates that are equal to, at our election, either Citibank’s base rate or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.18% to 0.575% based on our senior debt credit ratings. The applicable interest rate will be increased by 0.05% for any period in which the total principal amount of advances and letters of credit under the credit facility exceeds $250 million. The agreement includes covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 and a ratio of annual EBITDA to interest payable of not less than 3.00 to 1.00. We may use amounts borrowed under this credit facility for general corporate purposes or for future acquisitions or expansion of our business. To date we have not borrowed under this credit facility.

Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

	July 31,
(In thousands)	2007	2006
Reserve for product returns	$25,833	$29,385
Reserve for rebates	18,918	8,996
Interest payable	21,061	—
Deposits received from acquirer of outsourced payroll assets	30,257	—
Executive deferred compensation plan	35,898	27,798
Other	39,683	22,753

Total other current liabilities	$171,650	$88,932

The balances of several of our other current liabilities, particularly our reserves for product returns and rebates, are affected by the seasonality of our business. See Note 1.
10. Long-Term Obligations and Commitments
Senior Unsecured Notes
In connection with our acquisition of Digital Insight (see Note 6), on March 12, 2007 we issued $500 million of 5.40% senior unsecured notes due on March 15, 2012 (the 2012 Notes) and $500 million of 5.75% senior unsecured notes due on March 15, 2017 (the 2017 Notes) (together, the Notes), for a total principal amount of $1 billion. The Notes are redeemable by Intuit at any time, subject to a make-whole premium. On March 12, 2007 we retired the bridge credit facility described in Note 9 with the proceeds of our issuance of these senior unsecured notes. The Notes include covenants that limit our ability to grant liens on our facilities and to enter into sale and leaseback transactions, subject to significant allowances. Based on the trading prices of the Notes at July 31, 2007 and the interest rates we could obtain for other borrowings with similar terms at that date, the estimated fair value of the Notes at July 31, 2007 was $963.0 million.
The following table summarizes our senior unsecured notes:

July 31,
(In thousands)	2007
Senior notes:
5.40% fixed-rate notes, due 2012	$500,000
5.75% fixed-rate notes, due 2017	500,000

Total senior notes	1,000,000
Unamortized discount	(2,181)

Total	$997,819

Derivative Instruments
In December 2006 we entered into a $500 million notional amount five-year forward starting swap and a $500 million notional amount 10-year forward starting swap designated as cash flow hedges of the interest payments on the senior notes described above. Under these interest rate swap contracts, we made fixed-rate interest payments and received variable-rate interest payments based on the London Interbank Offered Rate (LIBOR). The effect of these swaps was to offset changes in the fixed rate between the date we entered into the interest rate swaps and the issuance date of the senior notes. We settled the interest rate swaps on March 7, 2007 for a cumulative gain of $0.7 million which will be amortized using the effective yield method as an adjustment of interest expense over the term of the related debt in our statements of operations. At July 31, 2007, the net unamortized gain of $0.4 million was included in other comprehensive income in the stockholders’ equity section of our balance sheet.
Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

	July 31,
(Dollars in thousands)	2007	2006
Capital lease obligations: Monthly installments through 2011; interest rates of 4.50% to 6.75%	$2,377	$962
Deferred rent	49,205	16,725
Long-term deferred revenue	8,715	—
Other	4,843	2,727

Total long-term obligations	65,140	20,414
Less current portion (included in other current liabilities)	(7,384)	(5,015)

Long-term obligations due after one year	$57,756	$15,399

Innovative Merchant Solutions Loan and Buyout Commitments
In April 2005 our wholly owned subsidiary, Innovative Merchant Solutions (IMS), became a member of Superior Bankcard Services, LLC (SBS), a newly formed entity that acquires merchant accounts for IMS. Our consolidated financial statements include the financial position, results of operations and cash flows of SBS, after elimination of all significant intercompany balances and transactions, including amounts outstanding under the credit agreement described below. See Note 1. In connection with the formation of this entity IMS agreed to provide to SBS revolving loans in an amount of up to $24.5 million under the terms of a credit agreement. In June 2006 IMS entered into an amendment to the credit agreement to increase the amount of funds IMS may loan under that agreement to $40.0 million. The credit agreement expires in July 2013, although certain events, such as a sale of SBS, can trigger earlier termination. Amounts outstanding under this agreement at July 31, 2007 totaled $11.2 million at an interest rate of 9.25%. Amounts outstanding under this agreement at July 31, 2006 totaled $11.9 million at interest rates ranging from 6.75% to 9.25%. There are no scheduled repayments on the outstanding loan balance. All unpaid principal amounts and the related accrued interest are due and payable in full at the loan expiration date.
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

Operating
Lease
(Dollars in thousands)	Commitments
Fiscal year ending July 31,
2008	$43,927
2009	50,851
2010	47,584
2011	45,444
2012	39,287
Thereafter	155,561

Total operating lease commitments	$382,654

Rent expense totaled $36.0 million in fiscal 2007 and $27.3 million in fiscal 2006 and $20.7 million in fiscal 2005.
Purchase Obligations
At July 31, 2007, we had unconditional purchase obligations of approximately $97.5 million. These unconditional purchase obligations represent agreements to purchase products and services that are enforceable, legally binding, and specify terms that include fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payments. The largest of these commitments totaled $63.3 million and relates to future outsourced payment fulfillment and bill management services to financial institutions that contract with our Digital Insight business for Internet banking services. This commitment expires in June 2010.

11. Income Taxes
The provision (benefit) for income taxes from continuing operations consisted of the following for the periods indicated:

	Twelve Months Ended July 31,
(In thousands)	2007	2006	2005
Current:
Federal	$220,064	$204,289	$168,866
State	54,372	33,150	(9,291)
Foreign	8,103	14,550	6,055

	282,539	251,989	165,630

Deferred:
Federal	(24,158)	(18,684)	8,780
State	(7,596)	4,786	8,479
Foreign	822	(3,499)	—
	(30,932)	(17,397)	17,259

Total provision for income taxes from continuing operations	$251,607	$234,592	$182,889

The sources of income (loss) from continuing operations before the provision for income taxes consisted of the following for the periods indicated:

	Twelve Months Ended July 31,
(In thousands)	2007	2006	2005
United States	$661,966	$583,676	$542,481
Foreign	34,446	32,570	18,053

Total	$696,412	$616,246	$560,534

Differences between income taxes calculated using the federal statutory income tax rate of 35% and the provision for income taxes from continuing operations were as follows for the periods indicated:

	Twelve Months Ended July 31,
(In thousands)	2007	2006	2005
Income from continuing operations before income taxes	$696,412	$616,246	$560,534

Statutory federal income tax	$243,744	$215,686	$196,187
State income tax, net of federal benefit	30,404	25,521	25,191
Federal research and experimental credits	(13,341)	(3,464)	(6,865)
Domestic production activities deduction	(4,985)	(4,375)	—
Share-based compensation	5,048	1,929	—
Tax exempt interest	(15,940)	(11,771)	(6,037)
Federal tax related to divestiture	—	8,748	—
Reversal of reserves	(1,297)	(863)	(25,719)
Other, net	7,974	3,181	132

Total provision for income taxes from continuing operations	$251,607	$234,592	$182,889

Reversals of reserves for all periods presented related to potential income tax exposures that were resolved.
In accordance with SFAS 123(R), which we adopted on August 1, 2005, tax savings from expected future deductions based on the expense attributable to our stock option plans are reflected in the federal and state tax provisions for fiscal 2007 and 2006. They were not reflected in the provision for fiscal 2005.
Tax deductions associated with stock option exercises related to grants vesting prior to August 1, 2005 are credited to stockholders’ equity. Excess tax benefits associated with stock option exercises related to grants vesting on or after August 1, 2005 are also credited to stockholders’ equity. The reductions of income taxes payable resulting from the exercise of employee stock options and other employee stock programs that were credited to stockholders’ equity were approximately $56.1 million in fiscal 2007, $58.0 million in fiscal 2006 and $26.4 million in fiscal 2005.
In December 2006 the Tax Relief and Health Care Act of 2006 was signed into law. The Act includes a reinstatement of the federal research and experimental credit retroactive to January 1, 2006. We recorded a discrete tax benefit of approximately $3.7 million for the retroactive amount related to fiscal 2006 during the twelve months ended July 31, 2007. The credit as reinstated has an expiration date of December 31, 2007.

Significant deferred tax assets and liabilities were as follows at the dates indicated:

	July 31,
(In thousands)	2007	2006
Deferred tax assets:
Accruals and reserves not currently deductible	$34,095	$23,818
Deferred rent	21,363	6,435
Accrued and deferred compensation	30,397	22,292
Loss and tax credit carryforwards	19,448	6,434
Intangible assets	—	77,851
Property and equipment	30,385	19,506
Share-based compensation	46,021	22,704
Other, net	22,740	18,007

Total deferred tax assets	204,449	197,047

Deferred tax liabilities:
Intangible assets	41,152	—
Other, net	4,022	762

Total deferred tax liabilities	45,174	762

Total net deferred tax assets	159,275	196,285
Valuation allowance	(2,527)	(4,389)

Total net deferred tax assets, net of valuation allowance	$156,748	$191,896

We have provided a valuation allowance related to the benefits of certain state capital loss carryforwards and state net operating losses that we believe are unlikely to be realized. The valuation allowance decreased by $1.9 million in fiscal 2007. The decrease was due to utilization of $1.0 million and expired losses of $0.9 million. The valuation allowance decreased by $1.6 million in fiscal 2006 and by $1.5 million in fiscal 2005.
The components of total net deferred tax assets, net of valuation allowance, as shown on our balance sheet were as follows at the dates indicated:

	July 31,
(In thousands)	2007	2006
Current deferred income taxes	$84,682	$47,199
Long-term deferred income taxes	72,066	144,697

Total net deferred tax assets, net of valuation allowance	$156,748	$191,896

We acquired Digital Insight on February 6, 2007. See Note 6. Digital Insight had approximately $76 million in federal net operating loss carryforwards at the date of acquisition. We have recorded the tax effects of these federal carryforwards and other federal tax credit carryforwards, which together totaled approximately $34.4 million, as deferred tax assets at the date of acquisition. These carryforwards will not result in an income tax provision benefit, but they will reduce income taxes payable and cash paid for income taxes as we utilize them.
At July 31, 2007, we had total federal net operating loss carryforwards and federal tax credit carryforwards of $25.3 million and $4.9 million. The carryforwards will expire starting in fiscal 2019 and 2017. Utilization of the net operating losses and credits are subject to annual limitation. The annual limitation may result in the expiration of net operating losses and credits before utilization.

At July 31, 2007, we had various state net operating loss and tax credit carryforwards for which we have recorded a gross deferred tax asset of $5.7 million and a valuation allowance of $2.5 million. The state net operating losses will expire starting in fiscal 2011. Utilization of the net operating losses may be subject to annual limitation. The annual limitation may result in the expiration of net operating losses before utilization.
12. Stockholders’ Equity
Stock Split
On July 6, 2006 we implemented a two-for-one stock split in the form of a 100% stock dividend. All share and per share figures in the statements of operations and notes to the financial statements retroactively reflect this stock split. This stock split was an equity restructuring that is considered a modification under SFAS 123(R), but it did not result in a change in fair value of any equity awards.
Stock Repurchase Programs
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. Under these programs, we repurchased 17.1 million shares of our common stock for $506.6 million in fiscal 2007, 31.0 million shares of our common stock for $784.2 million in fiscal 2006 and 32.4 million shares of our common stock for $709.2 million in fiscal 2005. At July 31, 2007, we had authorization from our Board to expend $800 million for future stock repurchases.
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
Description of Stock Plans
Our stockholders approved our 2005 Equity Incentive Plan on December 9, 2004. The 2005 Plan replaces our 2002 Equity Incentive Plan, 1996 Directors Stock Option Plan and 1998 Option Plan for Mergers and Acquisitions. Beginning December 9, 2004 no further awards could be granted under the 2002 Plan, Directors Plan or 1998 Plan. However, all outstanding equity awards under these plans remain in effect in accordance with their terms. There were 3,861,820 shares available for grant under the 2002 Plan, 13,750 shares available for grant under the Directors Plan and 4,570,588 shares available for grant under the 1998 Plan on the date of their termination for a total of 8,446,158 shares. These shares ceased to be available for grant under any of our equity compensation plans upon adoption of the 2005 Plan.
Under the 2005 Plan, we are permitted to grant incentive and non-qualified stock options, restricted stock awards, restricted stock units (RSUs), stock appreciation rights and stock bonus awards to our employees, non-employee directors and consultants. The 2005 Plan provides for the automatic grant of stock options to non-employee directors according to a formula in the plan document. For other awards, the Compensation and Organizational Development Committee of our Board of Directors (the Compensation Committee) or its delegates determine who will receive grants, when those grants will be exercisable, their exercise price and other terms. There are a total of 36,000,000 shares authorized under the 2005 Plan. Up to 50% of equity awards granted each year can be at less than full fair market value. All options granted to date under the 2005 Plan have exercise prices equal to the fair market value of our stock on the date of grant. All RSUs are considered to be granted at less than the fair market value of our stock on the date of grant because they have no exercise price. Options granted under the 2005 Plan typically vest over three years based on continued service and have a seven year term.
Outstanding awards that were originally granted under the 2002, Directors, and 1998 Plans remain in effect in accordance with their terms. The general terms of the 2002 Plan are similar to the general terms of the 2005 Plan. Our Directors Plan provided for the grant of non-qualified stock options to non-employee directors of Intuit. Most options under our Directors Plan are subject to vesting over time based on continued service, with vesting periods ranging from one to four years, and all options under this plan expire after ten years. Our 1998 Plan provided for the grant of non-qualified stock options to individuals whom we hired as a result of our acquisitions of or mergers with other companies for a period of 18 months following the completion of those transactions.
Description of Employee Stock Purchase Plan
On November 26, 1996 our stockholders adopted our Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code. The ESPP permits our eligible employees to make payroll deductions to purchase our stock on regularly scheduled purchase dates at a discount. The ESPP has been amended several times since its adoption. We amended it most recently on December 15, 2006 to increase the total shares available for issuance to 13,800,000 shares, on July 27, 2005 to extend its term to July 27, 2015, and on January 25, 2005 to reduce the length of the offering periods from twelve months to three months effective with the June 2005 offering period. The purchase price for shares purchased under the ESPP is 85% of the lower of the closing price for Intuit common stock on the first day or the last day of the offering period in which the employee is participating.
Under the ESPP, employees purchased 1,099,757 shares of Intuit common stock in fiscal 2007 and 1,050,198 shares in fiscal 2006 and 1,215,922 shares in fiscal 2005. At July 31, 2007 there were 3,274,337 shares available for issuance under this plan.

Impact of the Adoption of SFAS 123(R)
Share-Based Compensation Expense
See Note 1 for a description of our adoption of SFAS 123(R), “Share-Based Payment,” on August 1, 2005. The following table summarizes the total share-based compensation expense for stock options, restricted stock awards, RSUs and our Employee Stock Purchase Plan that we recorded for continuing operations for the periods shown. The impact of our adoption of SFAS 123(R) on discontinued operations was nominal for these periods.

	Twelve Months Ended July 31,
(In thousands, except per share amounts)	2007	2006	2005
Cost of product revenue	$743	$941	$—
Cost of service and other revenue	3,283	1,727	—
Selling and marketing	23,518	21,710	—
Research and development	21,511	18,896	—
General and administrative	27,258	27,066	5,489

Reduction of operating income from continuing operations and income from continuing operations before income taxes	76,313	70,340	5,489
Income tax benefit	(24,237)	(25,284)	(1,536)

Reduction of net income from continuing operations	$52,076	$45,056	$3,953

Reduction of net income per share from continuing operations:
Basic	$0.15	$0.13	$0.01

Diluted	$0.15	$0.12	$0.01

Prior to the adoption of SFAS 123(R), we presented deferred compensation as a separate component of stockholders’ equity. In accordance with the provisions of SFAS 123(R), on August 1, 2005 we reclassified the balance in deferred compensation to additional paid-in capital on our balance sheet.
Prior to the adoption of SFAS 123(R), we presented all tax benefits for deductions resulting from the exercise of stock options and the purchase of shares under our ESPP plan as operating cash flows on our statement of cash flows. SFAS 123(R) requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options and ESPP shares (excess tax benefits) to be classified as financing cash flows. Accordingly, we classified the $30.9 million and $27.0 million in excess tax benefits for the twelve months ended July 31, 2007 and July 31, 2006 as financing cash inflows rather than as operating cash inflows on our statement of cash flows for those fiscal years.

Comparable Disclosures
As discussed in Note 1, we accounted for share-based employee compensation under SFAS 123(R)’s fair value method during the twelve months ended July 31, 2007 and 2006. Prior to August 1, 2005 we accounted for share-based employee compensation under the provisions of APB 25. Accordingly, we recorded no share-based compensation expense for stock options or our Employee Stock Purchase Plan for the twelve months ended July 31, 2005. The following table illustrates the effect on our net income and net income per share for the twelve months ended July 31, 2005 if we had applied the fair value recognition provisions of SFAS 123 to share-based compensation using the Black-Scholes valuation model.

	Twelve Months Ended July 31,
(In thousands, except per share amounts)	2007	2006	2005
Net income
Net income, as reported in prior years (1)			$381,627
Add: Share-based employee compensation expense included in reported net income, net of income taxes			81
Deduct: Total share-based employee compensation expense determined under fair value method for all awards, net of income taxes (2)			(48,283)

Net income, including share-based employee compensation (3)	$440,003	$416,963	$333,425

Net income per share
Basic — as reported in prior years (1)			$1.03

Basic — including share-based employee compensation (3)	$1.28	$1.20	$0.90

Diluted — as reported in prior years (1)			$1.01

Diluted — including share-based employee compensation (3)	$1.24	$1.16	$0.88

(1)	Net income and net income per share as reported for periods prior to fiscal 2006 did not include share-based compensation expense for stock options and our Employee Stock Purchase Plan because we did not adopt the recognition provisions of SFAS 123.

(2)	Share-based compensation expense for periods prior to fiscal 2006 is calculated based on the pro forma application of SFAS 123.

(3)	Net income and net income per share including share-based employee compensation for periods prior to fiscal 2006 are based on the pro forma application of SFAS 123.
Determining Fair Value
Valuation and Amortization Method. Effective August 1, 2006 we began estimating the fair value of stock options granted using a lattice binomial model and a multiple option award approach. Prior to that date we used the Black Scholes valuation model and a multiple option approach. This change did not have a material impact on our financial position, results of operations or cash flows. Our stock options have various restrictions, including vesting provisions and restrictions on transfer, and are often exercised prior to their contractual maturity. We therefore believe that lattice binomial models are more capable of incorporating the features of our stock options than closed-form models such as the Black Scholes model. The use of a lattice binomial model requires the use of extensive actual employee exercise behavior and a number of complex assumptions including the expected volatility of our stock price over the term of the options, risk-free interest rates and expected dividends. For options granted before August 1, 2005, we amortize the fair value on an accelerated basis. This is the same basis on which we amortized options granted before August 1, 2005 for our pro forma disclosures under SFAS 123. For options granted on or after August 1, 2005, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. We record compensation expense for the market value of restricted stock units using the intrinsic value method. We amortize the value of restricted stock units on a straight-line basis over the restriction period.
Expected Term. The expected term of options granted represents the period of time that they are expected to be outstanding and is a derived output of the lattice binomial model. The expected term of stock options is impacted by all of the underlying assumptions and calibration of our model. The lattice binomial model assumes that option exercise behavior is a function of the option’s remaining vested life and the extent to which the market price of our common stock exceeds the option exercise price. The lattice binomial model estimates the probability of exercise as a function of these two variables based on the history of exercises and cancellations on all past option grants made by us. Beginning in the fourth quarter of fiscal 2006, we estimated the expected term of options granted based on implied exercise patterns using a binomial model. For the first three quarters of fiscal 2006 and for fiscal 2005, we estimated the expected term of options granted based on historical exercise patterns.
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
Risk-Free Interest Rate. We base the risk-free interest rate that we use in our option valuation model on the implied yield in effect at the time of option grant on constant maturity U.S. Treasury issues with equivalent remaining terms.
Dividends. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in our option valuation model.
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

We used the following assumptions to estimate the fair value of options granted and shares purchased under our Employee Stock Purchase Plan for the periods indicated:

	Twelve Months Ended July 31,
	2007	2006	2005
Assumptions for stock options:
Average expected term (years)	N/A	2.78	2.98
Expected volatility (range)	24% - 27%	22% - 28%	23% - 42%
Weighted average expected volatility	27%	25%	36%
Risk-free interest rate (range)	4.47% - 5.05%	3.70% - 5.14%	2.09% - 4.01%
Expected dividend yield	0%	0%	0%

Assumptions for ESPP:
Average expected term (years)	N/A	0.27	1.00
Expected volatility (range)	26% - 27%	22% - 28%	24% - 29%
Weighted average expected volatility	26%	25%	27%
Risk-free interest rate (range)	4.63% - 5.04%	3.14% - 4.77%	1.79% - 3.39%
Expected dividend yield	0%	0%	0%

Stock Option Activity and Related Share-Based Compensation Expense
A summary of activity under all share-based compensation plans was as follows for the periods indicated:

		Options Outstanding
	Shares		Weighted Average
	Available	Number of	Exercise Price
	for Grant	Shares	Per Share

Balance at July 31, 2004	8,312,328	67,895,432	$18.61
Additional shares authorized	13,000,000	—	—
Options granted	(11,580,912)	11,580,912	23.15
Stock bonus awards granted	(104,710)	—	—
Options exercised	—	(9,622,706)	15.05
Options and shares canceled or expired and returned to option pool, net of options canceled from expired plans	1,445,024	(5,237,078)	23.09
Options and shares removed from shares available for grant (1)	(8,446,158)	—	—
Stock bonus awards canceled or expired	808	—	—

Balance at July 31, 2005	2,626,380	64,616,560	$19.59
Additional shares authorized	13,000,000	—	—
Options granted	(10,816,070)	10,816,070	28.37
Stock bonus awards granted	(11,916)	—	—
Options exercised	—	(15,594,297)	16.52
Options and shares canceled or expired and returned to option pool, net of options canceled from expired plans	1,270,588	(2,906,840)	22.93
Stock bonus awards canceled or expired	3,111	—	—

Balance at July 31, 2006	6,072,093	56,931,493	$21.93
Additional shares authorized	10,000,000	—	—
Options assumed related to acquisitions	1,544,613	—	—
Options converted related to acquisitions	(1,544,613)	1,544,613	20.78
Options granted	(9,119,495)	9,119,495	30.10
Stock bonus awards granted	(2,548,340)	—	—
Options exercised	—	(10,913,824)	17.02
Options and shares canceled or expired and returned to option pool, net of options canceled from expired plans	1,766,921	(2,192,127)	26.88
Stock bonus awards canceled or expired	239,285	—	—

Balance at July 31, 2007	6,410,464	54,489,650	$24.05

(1) Shares eliminated from shares available for grant in connection with the termination of the 2002 Plan, Directors Plan and the 1998 Plan.
The weighted average fair value of options granted during fiscal 2007 was $8.41, during fiscal 2006 was $6.57 and during fiscal 2005 was $5.21. The total fair value of options vested during fiscal 2007 and 2006 was $61.5 million and $68.0 million.

At July 31, 2007, all 6,410,464 shares available for grant were available under the 2005 Plan. There were 37,347,856 options exercisable under our stock option plans at July 31, 2007 and 37,815,299 options exercisable at July 31, 2006 and 44,648,856 options exercisable at July 31, 2005.
Options outstanding and exercisable at July 31, 2007 were as follows:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted	Weighted
		Average	Average	Aggregate		Average	Average	Aggregate
		Remaining	Exercise	Intrinsic		Remaining	Exercise	Intrinsic
	Number	Contractual	Price per	Value	Number	Contractual	Price per	Value
Exercise Price	Outstanding	Life (in Years)	Share	(in thousands)	Exercisable	Life (in Years)	Share	(in thousands)
$0.09 - $17.50	7,320,292	2.71	$13.55	$110,499,015	7,178,666	2.59	$13.61	$107,922,432
$17.65 - $20.16	7,398,570	3.95	18.76	73,093,972	7,333,994	3.94	18.76	72,472,184
$20.19 - $22.16	7,750,144	3.47	21.52	55,207,825	7,131,880	3.32	21.51	50,874,149
$22.22 - $24.00	8,790,702	4.53	23.75	42,995,220	6,250,769	4.33	23.72	30,774,905
$24.05 - $29.99	6,842,430	4.74	26.93	13,045,799	4,523,538	3.92	26.63	9,912,551
$30.07 - $30.07	6,914,810	6.98	30.07	—	—	—	—	—
$30.13 - $33.75	7,604,088	5.48	31.61	—	3,253,709	4.76	32.00	—
$33.78 - $61.10	1,868,614	2.88	34.56	—	1,675,300	2.49	34.63	—

$0.09 - $61.10	54,489,650	4.47	$24.05	$294,841,831	37,347,856	3.63	$21.94	$271,956,221

We define in-the-money options at July 31, 2007 as options that had exercise prices that were lower than the $28.64 market price of our common stock at that date. The aggregate intrinsic value of options outstanding at July 31, 2007 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the shares that were in-the-money at that date. The aggregate intrinsic value of options exercised during fiscal 2007 was $154.5 million and during fiscal 2006 was $158.1 million, determined as of the date of exercise.
We recorded $50.9 million in share-based compensation expense for stock options and our Employee Stock Purchase Plan in continuing operations for the twelve months ended July 31, 2007. The total tax benefit related to this share-based compensation was $17.9 million. We recorded $65.0 million in share-based compensation expense for stock options and our Employee Stock Purchase Plan in continuing operations for the twelve months ended July 31, 2006. The total tax benefit related to this share-based compensation was $23.4 million.
At July 31, 2007, there was $123.5 million of unrecognized compensation cost related to non-vested stock options which we will amortize to expense in the future. Unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.2 years.
We received $185.7 million and $257.6 million in cash from option exercises under all share-based payment arrangements for the twelve months ended July 31, 2007 and 2006. The actual tax benefits that we realized related to tax deductions for non-qualified option exercises and disqualifying dispositions under all share-based payment arrangements totaled $58.7 million and $62.0 million for those periods.
Due to our ongoing program of repurchasing our common stock on the open market, at July 31, 2007 we had 90.6 million treasury shares. We satisfy option exercises from this pool of treasury shares.

Restricted Stock Unit Activity and Related Share-Based Compensation Expense
A summary of restricted stock unit (RSU) activity for the periods indicated was as follows:

		Weighted
		Average
		Fair
Restricted Stock Units	Shares	Value
Nonvested at July 31, 2004	851,342	$22.67
Granted	104,710	23.91
Vested	(234,664)	23.40
Forfeited	(1,548)	21.64

Nonvested at July 31, 2005	719,840	22.60
Granted	11,916	24.58
Vested	(239,316)	22.18
Forfeited	(4,204)	23.99

Nonvested at July 31, 2006	488,236	23.03
Granted	2,548,340	30.59
Vested	(292,401)	23.73
Forfeited	(239,489)	30.54

Nonvested at July 31, 2007	2,504,686	$29.88

The total fair value of RSUs vested during the twelve months ended July 31, 2007 was $6.3 million. We recorded $25.4 million and $5.3 million in share-based compensation expense for RSUs in continuing operations for the twelve months ended July 31, 2007 and 2006. The total tax benefit related to this RSU compensation expense was $6.4 million and $1.9 million.
At July 31, 2007, there was $55.0 million of unrecognized compensation cost related to non-vested RSUs which we will amortize to expense in the future. Unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.0 years.
13. Benefit Plans
Executive Deferred Compensation Plan
In December 2004 we adopted our 2005 Executive Deferred Compensation Plan that was effective January 1, 2005. We adopted the 2005 Plan to meet the requirements of the new restrictions on deferred compensation under Section 409A of the Internal Revenue Code. The 2005 Plan was designed to track the provisions of our original Executive Deferred Compensation Plan that became effective March 15, 2002. All deferrals for compensation that would otherwise be payable on or after January 1, 2005 and employer contributions made on or after January 1, 2005 are credited to participants under the new 2005 Plan. No new deferrals or contributions will be made to the original plan. Both plans provide that executives who meet minimum compensation requirements are eligible to defer up to 50% of their salaries and up to 90% of their bonuses and commissions. We have agreed to credit the participants’ contributions with earnings that reflect the performance of certain independent investment funds. We may also make discretionary employer contributions to participant accounts in certain circumstances. The timing, amounts and vesting schedules of employer contributions are at the sole discretion of the Compensation Committee or its delegate. The benefits under this plan are unsecured and are general assets of Intuit. Participants are generally eligible to receive payment of their vested benefit at the end of their elected deferral period or after termination of their employment with Intuit for any reason or at a later date to comply with the restrictions of Section 409A. Discretionary company contributions and the related earnings vest completely upon the participant’s disability, death or a change of control of Intuit.

We made employer contributions to the plan of $0.9 million in fiscal 2007, $0.5 million in fiscal 2006 and $1.3 million in fiscal 2005. During fiscal 2004 and 2003, we also entered into several agreements in which we committed to make employer contributions on behalf of certain executives provided that they remain employed at Intuit on certain future dates. All of these contributions were fully vested at the time of contribution.
We held assets of $33.8 million and liabilities of $35.9 million related to this plan at July 31, 2007. We held assets of $26.5 million and liabilities of $27.8 million related to this plan at July 31, 2006. Assets related to this plan are in other long-term assets and liabilities related to this plan are in other current liabilities on our balance sheets. The plan liabilities include accrued employer contributions not yet funded to the plan.
401(k) Plan
Employees who participate in the Intuit Inc. 401(k) Plan may contribute up to 20% of pre-tax salary to the plan, subject to limitations imposed by the Internal Revenue Code. The plan allows Intuit to make matching contributions. During fiscal 2007 we matched employee contributions to the greater of (a) $0.75 per dollar of salary contributed by the employee, up to a maximum matching contribution of $3,000; or (b) 75 percent of the first six percent of salary contributed by the employee, subject to IRS limitations. Fifty percent of matching contributions vest after two years of service by the employee and 100% of matching contributions vest after three years of service. Participating employees who are age 50 or older may also make catch-up contributions. These contributions are not matched. Matching contributions were $27.5 million in fiscal 2007, $23.6 million in fiscal 2006 and $13.4 million in fiscal 2005.
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
16. Related Party Transactions
Loans to Officers
Prior to July 30, 2002, loans to officers were made generally in connection with their relocation and purchase of a residence near their new place of work. The loans were all approved by the Compensation Committee of our Board of Directors, which consists solely of independent directors. Consistent with the requirements of the Sarbanes-Oxley legislation enacted on July 30, 2002, we have not made or modified any loans to officers since that date and we do not intend to make or modify any loans to executive officers in the future. At July 31, 2007, no loans were in default and all interest payments were current in accordance with the terms of the loan agreements.
At July 31, 2007, loans to executive officers in the principal amount of $4.4 million were outstanding and loans to other officers in the principal amount of $4.5 million were outstanding. At July 31, 2006, loans to executive officers in the principal amount of $5.7 million were outstanding and loans to other officers in the principal amount of $3.2 million were outstanding. These amounts were classified as long-term assets on our balance sheets in accordance with the terms of the loan agreements. Of the total loans to officers at July 31, 2007, $4.4 million accrue no interest for the term of the note. The remaining loans to officers at July 31, 2007 accrue interest at rates equal to the applicable federal rates in effect at the time the loans were made. All of the loans to officers at July 31, 2007 were secured by real property and had original terms of 10 years.
Repurchases of Vested Restricted Stock
In the third quarters of fiscal 2007 and 2005 we entered into share repurchase agreements with Stephen M. Bennett, our Chief Executive Officer, pursuant to which we repurchased shares of our common stock from Mr. Bennett at the closing price quoted on the Nasdaq Stock Market on the dates of repurchase. We repurchased 5,362 shares of Intuit common stock at a price of $29.48 per share from Mr. Bennett in fiscal 2007 and 31,890 shares of Intuit common stock at a price of $20.91 per share from Mr. Bennett in fiscal 2005. All of the proceeds from these repurchases were remitted to federal and state taxing authorities to satisfy Mr. Bennett’s federal, state and Medicare tax withholding obligations resulting from the vesting of 15,000 shares and 75,000 shares of Intuit common stock under his January 2000 new-hire restricted stock awards. These repurchases were approved by the Compensation Committee and the Audit Committee of our Board of Directors, which consist solely of independent directors.

17. Selected Quarterly Financial Data (Unaudited)
The following tables contain selected quarterly financial data for fiscal years 2007 and 2006. We accounted for our Intuit Distribution Management Solutions, Intuit Public Sector Solutions and Intuit Information Technology Solutions businesses as discontinued operations and as a result the operating results of these businesses have been segregated from continuing operations in our statements of operations and in these tables. See Note 7.

	Fiscal 2007 Quarter Ended
(In thousands, except per share amounts)	October 31	January 31	April 30	July 31
Total net revenue	$350,493	$750,637	$1,139,145	$432,672
Cost of revenue	98,207	131,454	130,982	117,877
All other costs and expenses	350,805	404,466	430,083	371,503
Net income (loss) from continuing operations	(57,200)	145,580	367,947	(12,859)
Net loss from discontinued operations	(1,730)	(218)	(736)	(781)
Net income (loss)	(58,930)	145,362	367,211	(13,640)

Basic net income (loss) per share from continuing operations	$(0.17)	$0.42	$1.08	$(0.04)
Basic net loss per share from discontinued operations	—	—	—	—

Basic net income (loss) per share	$(0.17)	$0.42	$1.08	$(0.04)

Diluted net income (loss) per share from continuing operations	$(0.17)	$0.40	$1.04	$(0.04)
Diluted net loss per share from discontinued operations	—	—	—	—

Diluted net income (loss) per share	$(0.17)	$0.40	$1.04	$(0.04)

	Fiscal 2006 Quarter Ended
(In thousands, except per share amounts)	October 31	January 31	April 30	July 31
Total net revenue	$292,045	$731,549	$939,960	$329,456
Cost of revenue	84,544	129,160	100,914	83,919
All other costs and expenses	307,283	360,359	358,762	302,475
Net income (loss) from continuing operations	(55,953)	157,036	298,749	(18,869)
Net income (loss) from discontinued operations	10,149	25,937	(101)	15
Net income (loss)	(45,804)	182,973	298,648	(18,854)

Basic net income (loss) per share from continuing operations	$(0.16)	$0.45	$0.87	$(0.06)
Basic net income (loss) per share from discontinued operations	0.03	0.07	—	—

Basic net income (loss) per share	$(0.13)	$0.52	$0.87	$(0.06)

Diluted net income (loss) per share from continuing operations	$(0.16)	$0.43	$0.84	$(0.06)
Diluted net income (loss) per share from discontinued operations	0.03	0.07	—	—

Diluted net income (loss) per share	$(0.13)	$0.50	$0.84	$(0.06)

Schedule II
INTUIT INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Expense/		End of
(In thousands)	Period	Revenue	Deductions	Period
Year ended July 31, 2007
Allowance for doubtful accounts	$11,532	$14,743	$(11,027)	$15,248
Reserve for product returns	29,385	102,592	(106,144)	25,833
Reserve for rebates	8,996	67,642	(57,720)	18,918

Year ended July 31, 2006
Allowance for doubtful accounts	$14,967	$9,222	$(12,657)	$11,532
Reserve for product returns	30,454	83,984	(85,053)	29,385
Reserve for rebates	18,482	62,072	(71,558)	8,996

Year ended July 31, 2005
Allowance for doubtful accounts	$6,784	$13,082	$(4,899)	$14,967
Reserve for product returns	36,877	84,955	(91,378)	30,454
Reserve for rebates	16,215	151,021	(148,754)	18,482

Note:	Additions to the allowance for doubtful accounts are charged to general and administrative expense. Additions to the reserves for product returns and rebates are charged against revenue.

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2007 based on the guidelines established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of July 31, 2007 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of Intuit’s Board of Directors.
Ernst & Young LLP, an independent registered public accounting firm, independently assessed the effectiveness of our internal control over financial reporting as of July 31, 2007. Ernst & Young has issued an attestation report concurring with management’s assessment, which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
During our most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B
OTHER INFORMATION
On May 23, 2007, Intuit entered into Amendment No. 2 to our Amended and Restated Services Agreement with Ingram Micro Inc., our primary retail fulfillment vendor. The primary purpose of the amendment, which was effective September 11, 2007, is to extend the term of the agreement for an additional year through September 10, 2008.
Effective June 1, 2007, Intuit entered into Amendment No. 5 to our Master Agreement with ModusLink, which provides outsourced manufacturing and order fulfillment services. The primary purpose of the amendment is to extend the term of the agreement for an additional year through September 10, 2008 and to address mechanics for calculating pricing under the agreement.

Effective May 29, 2007, Intuit entered in the Second Amendment to the Master Services Agreement with Arvato Services, Inc., which provides outsourced manufacturing and distribution for our direct sales. The primary purpose of the amendment is to extend the term of the agreement for an additional year through July 31, 2008.
The other material terms of the agreements remain unchanged. The preceding descriptions are qualified in their entirety by the amendments, which are filed as Exhibits 10.71, 10.74 and 10.94 to this Annual Report on Form 10-K.
PART III
ITEM 10
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except for the information about our executive officers shown below, the information required for this Item 10 is incorporated by reference from our Proxy Statement to be filed in connection with our Annual Meeting of Stockholders in December 2007.
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
EXECUTIVE OFFICERS
The following table shows Intuit’s executive officers as of September 10, 2007 and their areas of responsibility. Their biographies follow the table.

Name	Age	Position
Stephen M. Bennett	53	President, Chief Executive Officer and Director
William V. Campbell	67	Chairman of the Board of Directors
Scott D. Cook	55	Chairman of the Executive Committee
Caroline F. Donahue	46	Senior Vice President, Sales
Laura A. Fennell	46	Senior Vice President, General Counsel and Corporate Secretary
Sasan Goodarzi	39	Senior Vice President
Peter J. Karpas	39	Senior Vice President, Quicken Health Group
Alexander M. Lintner	45	Senior Vice President, Strategy and Corporate Development
Kiran M. Patel	59	Senior Vice President and General Manager, Consumer Tax Group and Chief Financial Officer
Brad D. Smith	43	Senior Vice President and General Manager, Small Business Division
Jeffrey E. Stiefler	61	Senior Vice President, Financial Institutions Division
Jeffrey P. Hank	47	Vice President, Corporate Controller
In August 2007 Intuit announced that on January 1, 2008 Stephen M. Bennett will be stepping down as President and Chief Executive Officer of Intuit. Intuit’s Board of Directors has appointed Brad D. Smith to become Intuit’s next President and Chief Executive Officer as of January 1, 2008. Mr. Smith will continue as Senior Vice President of Intuit’s Small Business Division through December 31, 2007.
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
Ms. Donahue has been Senior Vice President, Sales since August 2006 and previously served as Vice President, Sales from September 1997. She joined Intuit as Director of Sales in May 1995. Prior to joining Intuit, Ms. Donahue served as Director of Sales at Knowledge Adventure (an educational software company), and she worked in various sales and channel management positions at Apple Computer and Next, Inc. Ms. Donahue holds a Bachelor of Arts degree from Northwestern University.
Ms. Fennell has been Senior Vice President, General Counsel and Corporate Secretary since February 2007. She joined Intuit as Vice President, General Counsel and Corporate Secretary in April 2004. Prior to joining Intuit, Ms. Fennell spent nearly eleven years at Sun Microsystems, Inc., most recently as Vice President of Corporate Legal Resources, as well as Acting General Counsel. Prior to joining Sun, she was an associate attorney at Wilson Sonsini, Goodrich & Rosati PC. Ms. Fennell has a Bachelor of Science degree in Business Administration from California State University, Chico and a Juris Doctor from the University of Santa Clara.
Mr. Goodarzi was named Senior Vice President in September 2007. From September 2005 to September 2007 he served as Intuit’s Vice President, Professional Tax and from June 2004 to September 2005 he served as Vice President of the Intuit-Branded Software Businesses. Previously, from 2002 to June 2004, Mr. Goodarzi was president of the products group in the process systems division of Invensys, a provider of process automation and controls. Prior to working at Invensys, he held senior leadership roles at Honeywell. Effective September 24, 2007, Mr. Goodarzi will become Senior Vice President and General Manager of Intuit’s Financial Institutions Division. Mr. Goodarzi received a Bachelor’s degree in Electrical Engineering from the University of Central Florida and a Master’s degree in Business Administration from the Kellogg School of Management at Northwestern University.
Mr. Karpas has served as Senior Vice President, Quicken Health Group since July 2007 and previously served as Senior Vice President, Chief Marketing and Product Management Officer from May 2006 to July 2007. He was Vice President, General Manager of Intuit’s Quicken Solutions Group from June 2003 to May 2006 and General Manager for QuickBooks Industry Specific Solutions from May 2002 to June 2003. Mr. Karpas joined Intuit in April 2000 as Director of Marketing for QuickBooks. Prior to joining Intuit, Mr. Karpas held brand management positions with Activision and The Procter & Gamble Company. He earned a Bachelor of Arts degree from Wesleyan University and a Master’s degree in Business Administration from the Fuqua School of Business at Duke University.
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
Mr. Patel has been Senior Vice President and General Manager, Consumer Tax Group since June 2007 and Senior Vice President, Chief Financial Officer since September 2005. From August 2001 to September 2005, Mr. Patel served as Executive Vice President and Chief Financial Officer of Solectron Corporation, a provider of electronics supply chain services, where he led finance, legal, investor relations and business development activities. From October 2000 to May 2001, he was the Chief Financial Officer of iMotors, an Internet-based value-added retailer of used cars. Previously, Mr. Patel had a 27-year career with Cummins Inc., where he served in a broad range of finance positions, most recently as Chief Financial Officer and Executive Vice President. Mr. Patel also serves on the board of directors of BEA Systems, Inc. Mr. Patel holds a Bachelor of Science degree in Electrical Engineering and a Master’s degree in Business Administration from the University of Tennessee, and he is a certified public accountant.
Mr. Smith has been Senior Vice President and General Manager, Small Business Division since May 2006. Previously, he served as Senior Vice President and General Manager, QuickBooks from May 2005 to May 2006. He also served as Senior Vice President and General Manager, Consumer Tax Group from March 2004 until May 2005 and as Vice President and General Manager of Intuit’s Accountant Central and Developer Network from February 2003 to March 2004. Prior to joining Intuit in 2003, Mr. Smith was Senior Vice President of Marketing and Business Development of ADP, a provider of business outsourcing solutions, where he held several executive positions from 1996 to 2003. Mr. Smith earned a Bachelor’s degree in Business Administration from Marshall University and a Master’s degree in Management from Aquinas College.
Mr. Stiefler joined Intuit in February 2007 as Senior Vice President, Financial Institutions Division when Intuit acquired Digital Insight Corporation. Prior to this role, he was chairman, president and chief executive officer of Digital Insight from August 2003 until February 2007. From November 2001 to July 2003, Mr. Stiefler served as an adviser for North Castle Partners, a private equity firm. Effective September 24, 2007, Mr. Stiefler will transition to the role of Chairman of an advisory board for Intuit’s Financial Institutions division. Mr. Stiefler received a Bachelor of Arts degree from Williams College and a Master’s degree in Business Administration from Harvard University.
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
ITEM 11
EXECUTIVE COMPENSATION
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our December 2007 Annual Meeting of Stockholders.
ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our December 2007 Annual Meeting of Stockholders.
ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our December 2007 Annual Meeting of Stockholders.
ITEM 14
PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our December 2007 Annual Meeting of Stockholders.

PART IV
ITEM 15
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this report:
1.	Financial Statements — See Index to Consolidated Financial Statements in Part II, Item 8.

2.	Financial Statement Schedules — See Index to Consolidated Financial Statements in Part II, Item 8.

3.	Exhibits

Incorporated by
Reference
Exhibit		Filed
Number	Exhibit Description	Herewith	Form/File No.	Date
2.01	Agreement and Plan of Merger by and among Intuit, Durango Acquisition Corporation and Digital Insight Corporation		8-K 000-27459 Filed by Digital Insight	11/30/06

3.01	Restated Intuit Certificate of Incorporation, dated as of January 19, 2000		10-Q	06/14/00

3.02	Third Amended and Restated Rights Agreement, dated as of January 30, 2003		8-A/A 000-21180	02/18/03

3.03	Bylaws of Intuit, as amended and restated effective May 1, 2002		10-Q	05/31/02

4.01	Form of Specimen Certificate for Intuit’s Common Stock		10-K	09/25/02

4.02	Form of Right Certificate for Series B Junior Participating Preferred Stock (included in Exhibit 3.02 as Exhibit B)		8-A/A 000-21180	02/18/03

4.03	Indenture, dated as of March 7, 2007, between Intuit and The Bank of New York Trust Company, N.A. as trustee		8-K	3/7/07

4.04	Forms of Global Note for Intuit’s 5.40 Senior Notes due 2012 and 5.75% Senior Notes due 2017		8-K	3/12/07

10.01+	Intuit Inc. 2005 Equity Incentive Plan, as amended through December 16, 2005		S-8 333-130453	12/19/05

10.02+	Intuit Inc. 2005 Equity Incentive Plan, as amended through July 26, 2006		10-K	9/15/06

10.03+	Intuit Inc. 2005 Equity Incentive Plan, as amended through December 15, 2006		S-8 333-139452	12/18/06

10.04+	2005 Equity Incentive Plan Form of Non-Qualified Stock Option – New Hire, Promotion or Retention Grant		10-Q	12/10/04

10.05+	2005 Equity Incentive Plan Form of Non-Qualified Stock Option – Focal Grant		10-Q	12/10/04

10.06+	2005 Equity Incentive Plan Form of Restricted Stock Unit Award – Executive Stock Ownership Program Matching Unit		10-Q	12/10/04

10.07+	2005 Equity Incentive Plan Form of Non-Qualified Stock Option – Stephen Bennett Grant		10-Q	12/10/04

10.08+	2005 Equity Incentive Plan Form of Non-Employee Director Option – Initial Grant		10-Q	12/10/04

10.09+	2005 Equity Incentive Plan Form of Non-Employee Director Option – Succeeding Grant		10-Q	12/10/04

10.10+	2005 Equity Incentive Plan Form of Non-Employee Director Option – Committee Grant		10-Q	12/10/04

10.11+	Form of CEO Restricted Stock Unit Award Agreement for fiscal year ended July 31, 2005 (performance based vesting)		8-K	8/2/05

10.12+	Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting)		8-K	7/31/06

Incorporated by
Reference
Exhibit		Filed
Number	Exhibit Description	Herewith	Form/File No.	Date
10.13+	Form of Restricted Stock Unit Award Agreement (Service-Based Vesting)		8-K	7/31/06

10.14+	Restricted Stock Unit Award Agreement for Chief Executive Officer dated August 25, 2006		10-K	9/15/06

10.15+	Intuit Inc. Management Stock Purchase Program		10-Q	12/1/06

10.16+	Form of Restricted Stock Unit Grant Agreement for MSPP Purchased Award		10-Q	12/1/06

10.17+	Form of Restricted Stock Unit Grant Agreement for MSPP Matching Award		10-Q	12/1/06

10.18+	Form of Performance-based Restricted Stock Unit Agreement for key employees of Digital Insight		8-K	2/7/07

10.19+	StepUp Commerce, Inc. 2004 Stock Incentive Plan		S-8	9/15/06

10.20+	Form of Stock Option Award Agreement under the StepUp Commerce, Inc. 2004 Stock Incentive Plan		S-8	9/15/06

10.21+	Digital Insight Corporation 1997 Stock Plan, Form of Stock Option Agreement under the Digital Insight Corporation 1997 Stock Plan and the Notice of Grant of Stock Purchase Right under the Digital Insight Corporation 1999 Stock Plan		S-1 333-81547 Filed by Digital Insight	6/25/99

10.22+	Digital Insight Corporation 1999 Stock Plan and Form of Stock Option Agreement under the Digital Insight Corporation 1999 Stock Plan		S-1/A 333-81547 Filed by Digital Insight	9/13/99

10.23+	First, Second and Third Amendments to the Digital Insight Corporation 1999 Stock Plan		10-Q Filed by Digital Insight	5/15/01

10.24+	1997 Stock Plan, as amended, of AnyTime Access, Inc.		S-8 333-43636 Filed by Digital Insight	8/11/00

10.25+	Form of Stock Option Agreement under the 1997 Stock Plan of Anytime Access, Inc.		S-8	2/9/07

10.26+	Form of Intuit Inc. Stock Option Assumption Agreement		S-8	2/9/07

10.27+	Intuit Executive Relocation Policy		10-Q	12/5/05

10.28+	Intuit Inc. 2005 Executive Deferred Compensation Plan, effective January 1, 2005		10-Q	12/10/04

10.29+	Intuit 2002 Equity Incentive Plan and related plan documents, as amended through July 30, 2003		10-K	9/19/03

10.30+	Intuit 1993 Equity Incentive Plan, as amended through January 16, 2002		10-Q	02/28/02

10.31+	Intuit Employee Stock Purchase Plan, as amended through December 15, 2006		S-8 333-139452	12/18/06

10.32+	Description of Intuit Inc. Executive Stock Ownership and Matching Unit Program		10-K	9/26/05

10.33+	Intuit 1996 Directors Stock Option Plan and forms of Agreement, as amended by the Board on January 30, 2003		10-Q	02/28/03

10.34+	Intuit 1998 Option Plan for Mergers and Acquisitions and form of Agreement, as amended through July 29, 2003		10-K	9/19/03

10.35+	Intuit Form of Amendment to All Stock Options Outstanding at February 19, 1999		10-K	10/12/99

10.36+	Intuit Inc. Performance Incentive Plan for Fiscal Year 2008		8-K	7/30/07

10.37+	Intuit Inc. Performance Incentive Plan for Fiscal Year 2007		8-K	7/31/06

10.38+	Intuit Executive Deferred Compensation Plan, effective March 15, 2002		10-Q	05/31/02

Incorporated by
Reference
Exhibit		Filed
Number	Exhibit Description	Herewith	Form/File No.	Date
10.39+	Intuit Senior Executive Incentive Plan adopted on December 12, 2002		DEF 14A Appendix 3	10/23/02

10.40+	Form of Indemnification Agreement entered into by Intuit with each of its directors and certain officers		10-K	09/25/02

10.41+	Form of Stock Bonus Agreement (Matching Unit) under the Intuit 2002 Equity Incentive Plan related to the Executive Stock Ownership Program		10-Q	12/05/03

10.42+	Transition Agreement dated August 21, 2007 between Intuit and Stephen M. Bennett		8-K	08/22/07

10.43+	Amended and Restated Employment Agreement between Intuit and Stephen M. Bennett, dated July 30, 2003		8-K	08/01/03

10.44+	Restricted Stock Purchase Agreement, with respect to 150,000 shares of Intuit Common Stock between Intuit and Stephen M. Bennett, dated January 24, 2000		S-8 333-51700	12/12/00

10.45+	Restricted Stock Purchase Agreement, with respect to 75,000 shares of Intuit Common Stock between Intuit and Stephen M. Bennett, dated January 24, 2000		S-8 333-51700	12/12/00

10.46+	Amendment No. 1 to Restricted Stock Purchase Agreement, with respect to 150,000 shares of Intuit Common Stock dated January 24, 2000 between Intuit and Stephen M. Bennett, dated January 17, 2001		10-Q	06/13/01

10.47+	Amendment No. 1 to Restricted Stock Purchase Agreement, with respect to 75,000 shares of Intuit Common Stock dated January 24, 2000 between Intuit and Stephen M. Bennett, dated January 17, 2001		10-Q	06/13/01

10.48+	Amended and Restated Secured Balloon Payment Promissory Note between Intuit and Stephen M. Bennett, dated November 26, 2001		10-Q	02/28/02

10.49+	Share Repurchase Agreement between Intuit and Stephen M. Bennett, dated March 27, 2003		10-Q	05/30/03

10.50+	2002 Equity Incentive Plan Stock Bonus Award Agreement between Intuit and Stephen M. Bennett dated July 30, 2003		10-K	9/19/03

10.51+	Share Repurchase Agreement dated February 23, 2004 between Intuit and Stephen M. Bennett		10-Q	06/14/04

10.52+	Intuit Inc. 2002 Plan Option Grant Agreement between Stephen M. Bennett and Intuit Inc. dated July 31, 2004		10-Q	12/10/04

10.53+	Intuit Inc. 2002 Equity Incentive Plan Stock Bonus Agreement - Restricted Stock Units – between Stephen M. Bennett and Intuit Inc. dated July 31, 2004		10-Q	12/10/04

10.54+	Share Repurchase Agreement dated February 25, 2005 between Intuit and Stephen M. Bennett		8-K	2/28/05

10.55+	Share Repurchase Agreement between Intuit and Stephen M. Bennett, dated February 27, 2007		8-K	2/28/07

10.56+	Transitions Terms Agreement dated June 14, 2007 between Intuit and Robert B. (Brad) Henske		8-K	6/14/07

10.57+	Form of Amendment dated September 6, 2005 to Employment Agreement between Intuit and each of Robert B. Henske and Brad Smith		8-K	9/8/05

10.58+	Employment Agreement by and between Intuit and Robert B. “Brad” Henske dated May 10, 2005		8-K	5/11/05

10.59+	Employment Agreement by and between Intuit and Brad Smith dated May 10, 2005		8-K	5/11/05

10.60+	Employment Offer Letter between Intuit and Jeffrey Stiefler, effective February 6, 2007.		8-K	2/7/07

10.61+	Employment Agreement dated September 2, 2005 between Intuit and Kiran Patel		8-K	9/8/05

Incorporated by
Reference
Exhibit		Filed
Number	Exhibit Description	Herewith	Form/File No.	Date
10.62+	Offer Letter Agreement dated June 24, 2005 between Intuit and Alexander M. Lintner and accepted by Mr. Lintner on June 29, 2005		8-K	7/6/05

10.63+	Employment Agreement between Intuit and Richard William Ihrie, dated October 14, 2000		10-K	10/05/01

10.64+	Amended and Restated Secured Balloon Payment Promissory Note for the principal amount of $1,800,000 between Intuit and Richard W. Ihrie, dated November 26, 2001		10-Q	02/28/02

10.65+	Director Compensation Agreement between Intuit and Dennis D. Powell, dated February 11, 2004		10-Q	06/14/04

10.66	Bridge Credit Agreement dated as of January 31, 2007, by and among Intuit, the Lenders parties thereto, Chase Lincoln First Commercial Corporation, as syndication agent, and Citicorp North America, Inc., as administrative agent.		8-K	2/1/07

10.67	Five Year Credit Agreement dated as of March 22, 2007, by and among Intuit, the Lenders parties thereto, JPMorgan Chase Bank, N.A., as syndication agent, and Citicorp USA, Inc., as administrative agent		8-K	3/22/07

10.68	Free On-Line Electronic Tax Filing Agreement Amendment, effective as of October 30, 2005 between the Internal Revenue Service and the Free File Alliance, LLC		10-Q	12/5/05

10.69#	Amended & Restated Services Agreement between Intuit and Ingram Micro Inc. dated September 11, 2001		10-Q	12/07/01

10.70#	Amendment to Amended and Restated Services Agreement effective as of September 11, 2001 between Intuit and Ingram Micro Inc.		10-Q	12/10/04

10.71	Amendment to Amended and Restated Services Agreement by and between Intuit and Ingram Micro Inc., effective September 11, 2007	X

10.72#	Master Agreement between Intuit and Modus Media International, Inc. dated November 1, 2000, as amended on August 27, 2001		10-Q	12/07/01

10.73#	Amendment to Master Agreement between Intuit and Modus Media International, Inc. effective as of August 22, 2003		10-Q	12/10/04

10.74#	Amendment to Master Agreement between Intuit and ModusLink Corporation, effective June 1, 2007	X

10.75#	Master Services Agreement between Intuit and Arvato Services, Inc., dated May 28, 2003		10-K	9/19/03

10.76#	Lease, dated as of March 28, 2005, made by and between Kilroy Realty, L.P. and Intuit Inc. for property located on Torrey Santa Fe Road, San Diego		10-Q	6/7/05

10.77	First Amendment to Lease, dated as of March 31, 2006, by and between Intuit and Kilroy Realty, L.P. for property in San Diego, California		10-Q	6/9/06

10.78	Lease Expiration Advancement Agreement effective July 31, 2003 between Intuit and Charleston Properties for 2475, 2500, 2525, 2535 and 2550 Garcia Avenue and 2650, 2675, 2700 and 2750 Coast Avenue, Mountain View, CA		10-K	9/19/03

10.79	Lease Agreement dated as of July 31, 2003 between Intuit and Charleston Properties for 2475, 2500, 2525, 2535 and 2550 Garcia Avenue, Mountain View, CA		10-K	9/19/03

10.80	Lease Agreement dated as of July 31, 2003 between Intuit and Charleston Properties for 2650, 2675, 2700 and 2750 Coast Avenue and 2600 Casey Avenue, Mountain View, California		10-K	9/19/03

10.81	Lease Agreement dated as of March 29, 1999 between Intuit and various parties as Landlord for 2632 Marine Way, Mountain View, California		10-K	10/13/01

Incorporated by
Reference
Exhibit		Filed
Number	Exhibit Description	Herewith	Form/File No.	Date
10.82	Build-to-Suit Lease Agreement dated as of June 9, 1995 between Intuit and Kilroy Realty Corporation, successor to UTC Greenwich Partners, a California limited partnership for 6200 and 6220 Greenwich, San Diego, California		10-K	9/24/04

10.83	Amendment to Lease Agreement dated as of June 9, 1995, dated April 14, 1998 between Intuit and Kilroy Realty L.P., successor to UTC Greenwich Partners, L.P.		10-K	10/6/98

10.84	Standard Office Lease for Calabasas facility dated August 4, 1997, by and between Arden Realty Limited Partnership and Digital Insight		S-1 333-81547 Filed by Digital Insight	9/30/99

10.85	Third Amendment dated May 23, 2003 to the Calabasas Standard Office Lease between Arden Realty Finance III, LLC and Digital Insight		10-K Filed by Digital Insight	3/10/04

10.86	Standard Office Lease for Westlake Village facility dated as of March 6, 2000, by and between Arden Realty Finance Partnership, LP and Digital Insight		10-Q Filed by Digital Insight	5/15/00

10.87	Second Amendment dated May 23, 2003 to the Westlake Village Standard Office Lease between Arden Realty Finance Partnership, LP and Digital Insight		10-K Filed by Digital Insight	3/10/04

10.88	Build-to-Suit Lease Agreement dated as of April 8, 1998, between Intuit and TACC Investors, LLC for property located at 2800 East Commerce Center Place, Tucson, Arizona		10-K	10/06/98

10.89	Lease Agreement dated August 16, 2002 between Intuit and Pegasus Aviation, Inc. for property located at 6550 S. Country Club Road, Tucson, Arizona		10-K	9/19/03

10.90	Subordination Agreement; Acknowledgment of Lease Assignment, Estoppel, Attornment and Non-Disturbance Agreement dated August 22, 2002 among Intuit, Pegasus Aviation, Inc., and Bank One, Arizona, N.A.		10-K	9/19/03

10.91	Lease Agreement dated as of January 1, 1994 between Intuit as successor in interest to Computing Resources, Inc. and 1285 Financial Boulevard, Inc. for 1285 Financial Boulevard, Reno, Nevada		10-K	10/12/99

10.92	Office Lease Agreement dated February 22, 2000 between Lacerte Software Corporation and KCD-TX 1 Investment Limited Partnership for office space in Plano, Texas		10-Q	06/14/00

10.93	Assignment and Assumption of Lease dated as of September 27, 2002 between KCD-TX I Investment Limited Partnership and Wells Operating Partnership, L.P., re office space in Plano, Texas		10-K	9/19/03

10.94	Second Amendment to Master Service Agreement between Intuit and Arvato Services, Inc., effective May 29, 2007	X

21.01	List of Intuit’s Subsidiaries	X

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X

24.01	Power of Attorney (see signature page)	X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01	Section 1350 Certification (Chief Executive Officer) *	X

32.02	Section 1350 Certification (Chief Financial Officer) *	X

+	Indicates a management contract or compensatory plan or arrangement

#	We have requested confidential treatment for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission (SEC). We omitted such portions from this filing and filed them separately with the SEC.

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Intuit specifically incorporates it by reference.
(c)	Exhibits

See Item 15(a)(3) above.

(d)	Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC.
Dated: September 14, 2007	By:	/s/ KIRAN M. PATEL
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

Name	Title	Date

Principal Executive Officer:
/s/ STEPHEN M. BENNETT Stephen M. Bennett	President, Chief Executive Officer and Director	September 14, 2007

Principal Financial Officer:
/s/ KIRAN M. PATEL Kiran M. Patel	Senior Vice President and Chief Financial Officer	September 14, 2007

Principal Accounting Officer:
/s/ JEFFREY P. HANK Jeffrey P. Hank	Vice President, Corporate Controller	September 14, 2007

Additional Directors:
/s/ CHRISTOPHER W. BRODY	Director	September 14, 2007
Christopher W. Brody

/s/ WILLIAM V. CAMPBELL William V. Campbell	Chairman of the Board of Directors	September 14, 2007

/s/ SCOTT D. COOK Scott D. Cook	Director	September 14, 2007

/s/ L. JOHN DOERR L. John Doerr	Director	September 14, 2007

/s/ DIANE B. GREENE Diane B. Greene	Director	September 14, 2007

/s/ MICHAEL R. HALLMAN Michael R. Hallman	Director	September 14, 2007

/s/ SUZANNE NORA JOHNSON Suzanne Nora Johnson	Director	September 14, 2007

/s/ EDWARD A. KANGAS Edward A. Kangas	Director	September 14, 2007

/s/ DENNIS D. POWELL Dennis D. Powell	Director	September 14, 2007

/s/ STRATTON D. SCLAVOS Stratton D. Sclavos	Director	September 14, 2007

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
10.71	Amendment to Amended and Restated Services Agreement by and between Intuit and Ingram Micro Inc., effective September 11, 2007

10.74#	Amendment to Master Agreement between Intuit and ModusLink Corporation, effective June 1, 2007

10.94	Second Amendment to Master Service Agreement between Intuit and Arvato Services, Inc., effective May 29, 2007

21.01	List of Intuit’s Subsidiaries

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.01	Power of Attorney (see signature page)

31.01	Certification of Chief Executive Officer

31.02	Certification of Chief Financial Officer

32.01	Section 1350 Certification (Chief Executive Officer) *

32.02	Section 1350 Certification (Chief Financial Officer) *

#	We have requested confidential treatment for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission (SEC). We omitted such portions from this filing and filed them separately with the SEC.

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Intuit specifically incorporates it by reference.