Form 10-Q
period 2007-10-31
INTUIT INC
filed 2007-11-30
CIK 896878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2007
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 332,716,722 shares of Common Stock, $0.01 par value, were outstanding at November 21, 2007.

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

PART I
ITEM 1
FINANCIAL STATEMENTS
INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	October 31,	October 31,
(In thousands, except per share amounts; unaudited)	2007	2006

Net revenue:
Product	$218,620	$210,116
Service and other	226,318	140,377

Total net revenue	444,938	350,493

Costs and expenses:
Cost of revenue:
Cost of product revenue	33,747	35,391
Cost of service and other revenue	97,454	62,816
Amortization of purchased intangible assets	12,814	2,029
Selling and marketing	169,659	153,518
Research and development	149,336	117,366
General and administrative	77,115	76,014
Acquisition-related charges	8,012	1,878

Total costs and expenses	548,137	449,012

Operating loss from continuing operations	(103,199)	(98,519)
Interest expense	(14,049)	—
Interest and other income	17,191	10,288
Gains on marketable equity securities and other investments, net	713	1,221
Gain on sale of outsourced payroll assets	23,951	—

Loss from continuing operations before income taxes	(75,393)	(87,010)
Income tax benefit	(28,328)	(30,025)
Minority interest expense, net of tax	506	215

Net loss from continuing operations	(47,571)	(57,200)
Net income (loss) from discontinued operations	26,767	(1,730)

Net loss	$(20,804)	$(58,930)

Basic and diluted net loss per share from continuing operations	$(0.14)	$(0.17)
Basic and diluted net income (loss) per share from discontinued operations	$0.08	—

Basic and diluted net loss per share	$(0.06)	$(0.17)

Shares used in basic and diluted per share calculations	337,584	346,214

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	July 31,
(In thousands; unaudited)	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$146,068	$255,201
Investments	857,383	1,048,470
Accounts receivable, net	144,418	131,691
Income taxes receivable	67,276	54,178
Deferred income taxes	88,663	84,682
Prepaid expenses and other current assets	72,814	54,854
Current assets of discontinued operations	—	8,515

Current assets before funds held for payroll customers	1,376,622	1,637,591
Funds held for payroll customers	275,246	314,341

Total current assets	1,651,868	1,951,932

Property and equipment, net	346,369	298,396
Goodwill	1,519,190	1,517,036
Purchased intangible assets, net	271,059	292,884
Long-term deferred income taxes	88,249	72,066
Loans to officers	8,865	8,865
Other assets	66,097	58,636
Long-term assets of discontinued operations	—	52,211

Total assets	$3,951,697	$4,252,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$159,940	$119,799
Accrued compensation and related liabilities	104,789	192,286
Deferred revenue	299,780	313,753
Income taxes payable	8,265	33,278
Other current liabilities	149,626	171,650
Current liabilities of discontinued operations	—	15,002

Current liabilities before payroll customer fund deposits	722,400	845,768
Payroll customer fund deposits	275,246	314,341

Total current liabilities	997,646	1,160,109

Long-term debt	997,863	997,819
Other long-term obligations	95,424	57,756

Total liabilities	2,090,933	2,215,684

Commitments and contingencies
Minority interest	1,954	1,329

Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	2,291,740	2,251,146
Treasury stock, at cost	(2,400,730)	(2,207,114)
Accumulated other comprehensive income	8,711	6,096
Retained earnings	1,959,089	1,984,885

Total stockholders’ equity	1,858,810	2,035,013

Total liabilities and stockholders’ equity	$3,951,697	$4,252,026

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other		Total
	Common Stock		Paid In	Treasury	Comprehensive	Retained	Stockholders’
(Dollars in thousands; unaudited)	Shares	Amount	Capital	Stock	Income	Earnings	Equity

Balance at July 31, 2007	339,157,302	$3,391	$2,247,755	$(2,207,114)	$6,096	$1,984,885	$2,035,013
Components of comprehensive loss:
Net loss	—	—	—	—	—	(20,804)	(20,804)
Other comprehensive income, net of tax	—	—	—	—	2,615	—	2,615

Comprehensive net loss							(18,189)
Issuance of common stock under employee stock plans	2,597,186	26	—	56,124	—	(4,815)	51,335
Restricted stock units released, net of taxes	8,157	—	(136)	177	—	(177)	(136)
Issuance of restricted stock units pursuant to Management Stock Purchase Plan	—	—	2,284	—	—	—	2,284
Stock repurchases under stock repurchase programs	(8,118,939)	(81)	—	(249,917)	—	—	(249,998)
Tax benefit from employee stock option transactions	—	—	11,800	—	—	—	11,800
Share-based compensation (1)	—	—	26,701	—	—	—	26,701

Balance at October 31, 2007	333,643,706	$3,336	$2,288,404	$(2,400,730)	$8,711	$1,959,089	$1,858,810

					Accumulated
			Additional		Other		Total
	Common Stock		Paid In	Treasury	Comprehensive	Retained	Stockholders’
(Dollars in thousands; unaudited)	Shares	Amount	Capital	Stock	Income	Earnings	Equity

Balance at July 31, 2006	344,170,779	$3,442	$2,089,472	$(1,944,036)	$1,084	$1,588,124	$1,738,086
Components of comprehensive loss:
Net loss	—	—	—	—	—	(58,930)	(58,930)
Other comprehensive income, net of tax	—	—	—	—	715	—	715

Comprehensive net loss							(58,215)
Issuance of common stock under employee stock plans	4,167,601	42	11,387	77,610	—	(6,141)	82,898
Restricted stock units released, net of taxes	172	—	—	4	—	(4)	—
Tax benefit from employee stock option transactions	—	—	16,796	—	—	—	16,796
Share-based compensation (2)	—	—	18,859	—	—	—	18,859

Balance at October 31, 2006	348,338,552	$3,484	$2,136,514	$(1,866,422)	$1,799	$1,523,049	$1,798,424

(1)	Includes $26,655 for continuing operations and $46 for Intuit Distribution Management Solutions discontinued operations.

(2)	Includes $18,619 for continuing operations and $240 for Intuit Distribution Management Solutions discontinued operations.
See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	October 31,	October 31,
(In thousands; unaudited)	2007	2006
Cash flows from operating activities:
Net loss (1)	$(20,804)	$(58,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	26,222	22,275
Acquisition-related charges	8,012	2,842
Amortization of purchased intangible assets	12,814	2,308
Amortization of purchased intangible assets to cost of service and other revenue	1,822	2,571
Share-based compensation	26,701	18,859
Amortization of premiums and discounts on available-for-sale debt securities	857	890
Net gains on marketable equity securities and other investments	(713)	(1,221)
Pre-tax gain on sale of outsourced payroll assets	(23,951)	—
Pre-tax gain on sale of IDMS (1)	(45,667)	—
Deferred income taxes	7,247	(2,847)
Tax benefit from share-based compensation plans	11,800	16,796
Excess tax benefit from share-based compensation plans	(8,255)	(8,753)
Other	(516)	349

Subtotal	(4,431)	(4,861)

Changes in operating assets and liabilities:
Accounts receivable	(10,471)	2,604
Prepaid expenses, taxes and other current assets	(34,686)	(58,258)
Accounts payable	35,998	26,351
Accrued compensation and related liabilities	(92,676)	(81,162)
Deferred revenue	(15,697)	(16,779)
Income taxes payable	(26,193)	(15,713)
Other liabilities	(13,207)	11,112

Total changes in operating assets and liabilities	(156,932)	(131,845)

Net cash used in operating activities (1)	(161,363)	(136,706)

Cash flows from investing activities:
Purchases of available-for-sale debt securities	(289,490)	(400,875)
Liquidation of available-for-sale debt securities	349,506	490,197
Maturity of available-for-sale debt securities	131,000	34,830
Proceeds from the sale of marketable equity securities	—	858
Net change in funds held for payroll customers’ money market funds and other cash equivalents	39,095	(78,913)
Purchases of property and equipment	(65,275)	(29,223)
Change in other assets	(6,840)	(4,678)
Net change in payroll customer fund deposits	(39,095)	78,913
Acquisitions of businesses and intangible assets, net of cash acquired	(2,475)	(60,002)
Cash received from acquirer of outsourced payroll assets	20,022	—
Cash received from acquirer of IDMS (1)	97,147	—

Net cash provided by investing activities	233,595	31,107

Cash flows from financing activities:
Net proceeds from issuance of common stock under stock plans	51,199	82,898
Purchase of treasury stock	(249,998)	—
Excess tax benefit from share-based compensation plans	8,255	8,753
Issuance of restricted stock units pursuant to Management Stock Purchase Plan	2,284	—
Other	1,106	(441)

Net cash provided by (used in) financing activities	(187,154)	91,210

Effect of exchange rates on cash and cash equivalents	5,789	862

Net decrease in cash and cash equivalents	(109,133)	(13,527)
Cash and cash equivalents at beginning of period	255,201	179,601

Cash and cash equivalents at end of period	$146,068	$166,074

(1)	Because the operating cash flows of our Intuit Distribution Management Solutions (IDMS) discontinued operations were not material for any period presented, we have not segregated them from continuing operations on these statements of cash flows. We have presented the effect of the gain on disposal of IDMS on the statement of cash flows for the three months ended October 31, 2007. See Note 5 to the financial statements.
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
Basis of Presentation
The condensed consolidated financial statements include the financial statements of Intuit and its wholly owned subsidiaries. We have eliminated all significant intercompany balances and transactions in consolidation. In February 2007 we completed the acquisition of Digital Insight Corporation for a total purchase price of approximately $1.34 billion. Accordingly, we have included Digital Insight’s results of operations in our consolidated results of operations from the date of acquisition. See Note 4. The condensed consolidated financial statements also include the financial position, results of operations and cash flows of Superior Bankcard Services, LLC (SBS), an entity that acquires merchant accounts for our Innovative Merchant Solutions business. We are allocated 51% of the earnings and losses of this entity and 100% of the losses in excess of the minority interest capital balances. We therefore eliminate the portion of the SBS financial results that pertain to the minority interests on a separate line in our statements of operations and on our balance sheets.
We have reclassified certain amounts previously reported in our financial statements to conform to the current presentation, including amounts related to discontinued operations and reportable segments.
We have included all normal recurring adjustments and the adjustments for discontinued operations that we considered necessary to give a fair presentation of our operating results for the periods presented. These condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2007. Results for the three months ended October 31, 2007 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2008 or any other future period.
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
The following table presents the composition of shares used in the computation of basic and diluted net loss per share for the periods indicated.

	Three Months Ended
	October 31,	October 31,
(In thousands, except per share amounts)	2007	2006

Numerator:
Net loss from continuing operations	$(47,571)	$(57,200)
Net income (loss) from discontinued operations	26,767	(1,730)

Net loss	$(20,804)	$(58,930)

Denominator:
Shares used in basic and diluted per share amounts:
Weighted average common shares outstanding	337,584	346,214

Basic and diluted net loss per share:
Basic and diluted net loss per share from continuing operations	$(0.14)	$(0.17)
Basic and diluted net income (loss) per share from discontinued operations	0.08	—

Basic and diluted net loss per share	$(0.06)	$(0.17)

Weighted average stock options and restricted stock awards excluded from calculation due to anti-dilutive effect:
Stock options that would have been included in the computation of dilutive common equivalent shares outstanding if net income had been reported in the period	35,544	45,791
Restricted stock awards that would have been included in the computation of dilutive common equivalent shares outstanding if net income had been reported in the period	4,778	2,526
Stock options with combined exercise prices and unamortized fair values that were greater than the average market price for the common stock during the period	17,957	9,353

Total	58,279	57,670

Significant Customers
No customer accounted for 10% or more of total net revenue in the three months ended October 31, 2007 or 2006. No customer accounted for 10% or more of total accounts receivable at October 31, 2007 or July 31, 2007. Amounts due from Rock Acquisition Corporation (Rock), the purchaser of our Quicken Loans mortgage business, under certain licensing and distribution agreements were included in accounts receivable and totaled $9.3 million at October 31, 2007 and July 31, 2007.
Recent Accounting Pronouncements
FIN 48, “Accounting for Uncertainty in Income Taxes”
In June 2006 the Financial Accounting Standards Board (FASB) issued Financial Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 on August 1, 2007. See Note 9 for more information about the impact of adoption of this guidance on our financial position, results of operations and cash flows.
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
2. Cash and Cash Equivalents, Investments and Funds Held for Payroll Customers
We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of money market funds in all periods presented. Investments consist of available-for-sale investment-grade debt securities that we carry at fair value. Funds held for payroll customers consist of cash and cash equivalents. Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market or cash management funds, we diversify our investments by limiting our holdings with any individual issuer.

The following table summarizes our cash and cash equivalents, investments and funds held for payroll customers by balance sheet classification at the dates indicated.

	October 31, 2007		July 31, 2007
(In thousands)	Cost	Fair Value	Cost	Fair Value
Classification on balance sheets:
Cash and cash equivalents	$146,068	$146,068	$255,201	$255,201
Investments	856,772	857,383	1,048,643	1,048,470
Funds held for payroll customers	275,246	275,246	314,341	314,341

Total cash and cash equivalents, investments and funds held for payroll customers	$1,278,086	$1,278,697	$1,618,185	$1,618,012

The following table summarizes our cash and cash equivalents, investments and funds held for payroll customers by investment category at the dates indicated.

	October 31, 2007		July 31, 2007
(In thousands)	Cost	Fair Value	Cost	Fair Value
Type of issue:
Total cash and cash equivalents	$421,314	$421,314	$569,542	$569,542
Available-for-sale debt securities:
Municipal bonds	856,772	857,383	1,043,793	1,043,620
Asset-backed securities	—	—	4,850	4,850

Total available-for-sale debt securities	856,772	857,383	1,048,643	1,048,470

Total cash and cash equivalents, investments and funds held for payroll customers	$1,278,086	$1,278,697	$1,618,185	$1,618,012

We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income in the stockholders’ equity section of our balance sheets. Gross unrealized gains and losses on our available-for-sale debt securities at October 31, 2007 and July 31, 2007 were not significant.
The gross unrealized losses related to $41.5 million in available-for-sale debt securities that were in a continuous unrealized loss position for less than 12 months at October 31, 2007 were not significant. We held no securities that were in a continuous unrealized loss position for longer than 12 months at that date. We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held at October 31, 2007 were not other-than-temporarily impaired. While certain available-for-sale debt securities have fair values that are below cost, we believe that if the securities were held to maturity it is probable that principal and interest would be collected in accordance with contractual terms. We believe that the unrealized losses at October 31, 2007 are due to changes in interest rates and not due to increased credit risk.
We include realized gains and losses on our available-for-sale debt securities in interest and other income in our statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the three months ended October 31, 2007 and 2006 were not significant.
The following table summarizes our available-for-sale debt securities classified by the stated maturity date of the security.

	October 31, 2007
(In thousands)	Cost	Fair Value

Due within one year	$101,595	$101,648
Due within two years	113,456	113,802
Due within three years	4,700	4,700
Due after three years	637,021	637,233

Total available-for-sale debt securities	$856,772	$857,383

Approximately 83% of our available-for-sale debt securities at October 31, 2007 had an interest reset date, put date or mandatory call date within one year.
3. Comprehensive Net Income (Loss)
SFAS 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive net income (loss) and its components in stockholders’ equity. SFAS 130 requires that the components of other comprehensive income (loss), such as changes in the fair value of available-for-sale debt securities and foreign currency translation adjustments, be added to our net income (loss) to arrive at comprehensive net income (loss). Other comprehensive income (loss) items have no impact on our net income (loss) as presented in our statements of operations.
The components of accumulated other comprehensive income, net of income taxes, were as follows for the periods indicated:

	Unrealized	Realized
	Gain (Loss)	Gain on	Foreign
	on	Derivative	Currency
(In thousands)	Investments	Instruments	Translation	Total

Balance at July 31, 2007	$(105)	$433	$5,768	$6,096
Unrealized gain, net of income tax provision of $312	474	—	—	474
Reclassification adjustment for realized gain included in net loss, net of income tax provision of $1	(1)	—	—	(1)
Amortization of realized gain on derivative instruments, net of income tax provision of $7	—	(10)	—	(10)
Translation adjustment, net of income taxes allocated of $1,421	—	—	2,152	2,152

Other comprehensive income	473	(10)	2,152	2,615

Balance at October 31, 2007	$368	$423	$7,920	$8,711

Balance at July 31, 2006	$(462)	$—	$1,546	$1,084
Unrealized gain, net of income tax provision of $210	320	—	—	320
Reclassification adjustment for realized loss included in net loss, net of income tax provision of $3	5	—	—	5
Translation adjustment, net of income taxes allocated of $255	—	—	390	390

Other comprehensive income	325	—	390	715

Balance at October 31, 2006	$(137)	$—	$1,936	$1,799

Comprehensive net loss was as follows for the periods indicated:

	Three Months Ended
	October 31,	October 31,
(In thousands)	2007	2006

Net loss	$(20,804)	$(58,930)
Other comprehensive income	2,615	715
Comprehensive net loss, net of income taxes	$(18,189)	$(58,215)

Income tax provision netted against other comprehensive income	$1,725	$213

4. Acquisitions
Digital Insight Corporation
We completed the acquisition of Digital Insight Corporation for a purchase price of approximately $1.34 billion on February 6, 2007. We have included Digital Insight’s results of operations in our consolidated results of operations from the date of acquisition. The unaudited financial information in the table below summarizes the combined results of operations of Intuit and Digital Insight on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and the issuance of $1 billion of related senior notes had taken place at the beginning of the period presented. The pro forma financial information also includes adjustments to share-based compensation expense for stock options assumed, adjustments to depreciation expense for acquired property and equipment, amortization charges for acquired intangible assets, adjustments to interest income, and related tax effects. The pro forma financial information for the three months ended October 31, 2006 combines our historical results for that period with the historical results of Digital Insight for the three months ended September 30, 2006.
The following table summarizes the pro forma financial information:

	Three Months Ended
	October 31, 2006
(In thousands)	As Reported	Pro Forma

Total net revenue	$350,493	$412,038
Net loss from continuing operations	(57,200)	(70,696)
Basic and diluted net loss per share from continuing operations	$(0.17)	$(0.20)

5. Dispositions and Discontinued Operations
Intuit Distribution Management Solutions Discontinued Operations
In August 2007 we sold our Intuit Distribution Management Solutions (IDMS) business for approximately $100 million in cash and recorded a net gain on disposal of $27.5 million. The decision to sell IDMS was a result of management’s desire to focus resources on Intuit’s core products and services. IDMS was part of our Other Businesses segment.
In accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we determined that IDMS became a discontinued operation in the fourth quarter of fiscal 2007. We have therefore segregated the net assets and operating results of IDMS from continuing operations on our balance sheets and in our statements of operations for all periods prior to the sale. Assets held for sale at July 31, 2007 consisted primarily of goodwill and purchased intangible assets. Because IDMS operating cash flows were not material for any period presented, we have not segregated them from continuing operations on our statements of cash flows. We have presented the effect of the gain on disposal of IDMS on our statement of cash flows for the three months ended October 31, 2007.
Revenue and net loss from IDMS discontinued operations were $1.9 million and $0.7 million for the three months ended October 31, 2007. Revenue and net loss from IDMS discontinued operations were $11.6 million and $1.7 million for the three months ended October 31, 2006.
Sale of Outsourced Payroll Assets
In March 2007 we sold certain assets related to our Complete Payroll and Premier Payroll Service businesses to Automatic Data Processing, Inc. (ADP) for a price of up to approximately $135 million in cash. The final purchase price is contingent upon the number of customers that transition to ADP. Due to actual customer attrition during the fourth quarter of fiscal 2007 and the first quarter of fiscal 2008, we currently estimate the maximum sales price to be approximately $117 million. The assets were part of our Payroll and Payments segment.
In accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have not accounted for this transaction as a discontinued operation because the operations and cash flows of the assets could not be clearly distinguished, operationally or for financial reporting purposes, from the rest of our outsourced payroll business. We will recognize the net gain on the sale of the assets as customers are transitioned pursuant to the agreement over a period not to exceed one year from the date of the sale. In the three months ended October 31, 2007 we recorded a pre-tax net gain of $24.0 million in our statement of operations for customers who transitioned to ADP during that period. The total pre-tax net gain recognized from the inception of this transaction through October 31, 2007 was $55.6 million. We held deposits received from ADP of $20.8 million and $30.3 million in other current liabilities on our balance sheet at October 31, 2007 and July 31, 2007. Assets held for sale at October 31, 2007 and July 31, 2007 consisted of $3.4 million and $5.1 million in customer lists and were included in purchased intangible assets on our balance sheets.
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
Financial Institutions service and other revenue is derived primarily from online banking software that is hosted in our data centers and delivered as on-demand service offerings to banks and credit unions by our Digital Insight business.

Other Businesses consist primarily of Quicken, Intuit Real Estate Solutions (IRES), and our business in Canada. Quicken product revenue is derived primarily from Quicken desktop software products. Quicken service and other revenue consists primarily of fees from consumer online transactions and from Quicken-branded credit card and bill payment offerings that we provide through our partners. Service and other revenue in our IRES business consists primarily of revenue from property management software solutions. In Canada, product revenue is derived primarily from localized versions of QuickBooks and Quicken as well as QuickTax and TaxWiz consumer desktop tax return preparation software and ProFile professional tax preparation products. Service and other revenue in Canada consists primarily of revenue from payroll services and QuickBooks support plans.
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
The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended July 31, 2007. Except for goodwill and purchased intangible assets, we do not generally track assets by reportable segment and, consequently, we do not disclose total assets by reportable segment.

The following tables show our financial results by reportable segment for the three months ended October 31, 2007 and 2006.

		Payroll
		and	Consumer	Professional	Financial	Other
(In thousands)	QuickBooks	Payments	Tax	Tax	Institutions	Businesses	Corporate	Consolidated

Three Months Ended October 31, 2007
Product revenue	$120,694	$53,534	$2,838	$9,335	$86	$32,133	$—	$218,620
Service and other revenue	26,233	77,802	10,479	1,647	72,080	38,077	—	226,318

Total net revenue	146,927	131,336	13,317	10,982	72,166	70,210	—	444,938

Segment operating income (loss)	36,662	57,108	(33,701)	(21,059)	12,411	10,956	—	62,377
Common expenses	—	—	—	—	—	—	(144,750)	(144,750)

Subtotal	36,662	57,108	(33,701)	(21,059)	12,411	10,956	(144,750)	(82,373)
Amortization of purchased intangible assets	—	—	—	—	—	—	(12,814)	(12,814)
Acquisition-related charges	—	—	—	—	—	—	(8,012)	(8,012)
Interest expense	—	—	—	—	—	—	(14,049)	(14,049)
Interest and other income	—	—	—	—	—	—	17,191	17,191
Gain on marketable equity securities and other investments, net							713	713
Gain on sale of outsourced payroll assets	—	—	—	—	—	—	23,951	23,951

Income (loss) from continuing operations before income taxes	$36,662	$57,108	$(33,701)	$(21,059)	$12,411	$10,956	$(137,770)	$(75,393)

		Payroll
		and	Consumer	Professional	Financial	Other
(In thousands)	QuickBooks	Payments	Tax	Tax	Institutions	Businesses	Corporate	Consolidated

Three Months Ended October 31, 2006
Product revenue	$116,183	$50,943	$1,534	$8,425	$24	$33,007	$—	$210,116
Service and other revenue	19,060	74,575	9,711	1,257	5,494	30,280	—	140,377

Total net revenue	135,243	125,518	11,245	9,682	5,518	63,287	—	350,493

Segment operating income (loss)	28,345	47,697	(33,886)	(21,949)	1,305	11,969	—	33,481
Common expenses	—	—	—	—	—	—	(128,093)	(128,093)

Subtotal	28,345	47,697	(33,886)	(21,949)	1,305	11,969	(128,093)	(94,612)
Amortization of purchased intangible assets	—	—	—	—	—	—	(2,029)	(2,029)
Acquisition-related charges	—	—	—	—	—	—	(1,878)	(1,878)
Interest and other income	—	—	—	—	—	—	10,288	10,288
Gain on marketable equity securities and other investments, net	—	—	—	—	—	—	1,221	1,221

Income (loss) from continuing operations before income taxes	$28,345	$47,697	$(33,886)	$(21,949)	$1,305	$11,969	$(120,491)	$(87,010)

7. Current Liabilities
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
Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

	October 31,	July 31,
(In thousands)	2007	2007

Reserve for product returns	$28,042	$25,833
Reserve for rebates	14,706	18,918
Interest payable	6,659	21,061
Deposit received from acquirer of outsourced payroll assets	20,810	30,257
Executive deferred compensation plan	46,583	35,898
Other	32,826	39,683

Total other current liabilities	$149,626	$171,650

The balances of several of our other current liabilities, particularly our reserves for product returns and rebates, are affected by the seasonality of our business. See Note 1.
8. Long-Term Obligations
Senior Unsecured Notes
In connection with our acquisition of Digital Insight Corporation, on March 12, 2007 we issued $500 million of 5.40% senior unsecured notes due on March 15, 2012 and $500 million of 5.75% senior unsecured notes due on March 15, 2017 (together, the Notes), for a total principal amount of $1 billion. The Notes are redeemable by Intuit at any time, subject to a make-whole premium. We paid $28.4 million in cash for interest on the Notes during the three months ended October 31, 2007. Based on the trading prices of the Notes at October 31, 2007 and the interest rates we could obtain for other borrowings with similar terms at that date, the estimated fair value of the Notes at October 31, 2007 was approximately $980.2 million.
The following table summarizes our senior unsecured notes at the dates indicated:

	October 31,	July 31,
(In thousands)	2007	2007

Senior notes:
5.40% fixed-rate notes, due 2012	$500,000	$500,000
5.75% fixed-rate notes, due 2017	500,000	500,000

Total senior notes	1,000,000	1,000,000
Unamortized discount	(2,137)	(2,181)

Total	$997,863	$997,819

Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

	October 31,	July 31,
(Dollars in thousands)	2007	2007

Capital lease obligations: Monthly installments through 2011; interest rates of 4.50% to 6.75%	$2,172	$2,377
Deferred rent	53,362	49,205
Long term deferred revenue	10,626	8,715
Long term income tax liabilities	33,701	—
Other	4,353	4,843

Total long-term obligations	104,214	65,140
Less current portion (included in other current liabilities)	(8,790)	(7,384)

Long-term obligations due after one year	$95,424	$57,756

We reclassified certain income tax liabilities to long-term obligations as a result of our adoption of FIN 48 on August 1, 2007. See Note 9.
Innovative Merchant Solutions Loan and Buyout Commitments
In April 2005 our wholly owned subsidiary, Innovative Merchant Solutions (IMS), became a member of Superior Bankcard Services, LLC (SBS), a newly formed entity that acquires merchant accounts for IMS. Our consolidated financial statements include the financial position, results of operations and cash flows of SBS, after elimination of all significant intercompany balances and transactions, including amounts outstanding under the credit agreement described below. See Note 1. In connection with the formation of this entity IMS agreed to provide to SBS revolving loans in an amount of up to $40.0 million under the terms of a credit agreement. The credit agreement expires in July 2013, although certain events, such as a sale of SBS, can trigger earlier termination. Amounts outstanding under this agreement at October 31, 2007 and July 31, 2007 totaled $11.2 million at an interest rate of 9.25%. There are no scheduled repayments on the outstanding loan balance. All unpaid principal amounts and the related accrued interest are due and payable in full at the loan expiration date.
The operating agreement of SBS requires that, no later than July 2009, either IMS agree to purchase the minority members’ interests in SBS at a price to be set by negotiation or arbitration, or IMS and the minority members pursue a sale of their interests in SBS to a third party.
9. Income Taxes
Effective Tax Rate
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and other taxable items. Our effective tax rate for the three months ended October 31, 2007 was approximately 38%. Excluding a one-time benefit primarily related to executive stock compensation, our effective tax rate for that period was approximately 36%. This differed from the federal statutory rate of 35% due to state income taxes, which were partially offset by the benefit we received from tax exempt interest income, federal and state research and experimental credits, and the domestic production activities deduction. Our effective tax rate for the three months ended October 31, 2006 was approximately 35% and did not differ from the federal statutory rate of 35% because state income taxes were offset by the benefit we received from tax exempt interest income, state research and experimental credits, and the domestic production activities deduction.
Adoption of FASB Interpretation No. 48
On August 1, 2007 we adopted the provisions of FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 requires that we determine whether the benefits of tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, we recognize the largest amount of the benefit that is more likely than not of being sustained in the financial statements. For tax positions that are not more likely than not of being sustained upon audit, we do not recognize any portion of the benefit in the financial statements.
As a result of the adoption of FIN 48, there was no cumulative effect of the change on retained earnings. We increased deferred tax assets and income taxes payable by $8.4 million and reclassified $30.2 million of income taxes payable from current liabilities to long-term liabilities as a result of the adoption of FIN 48.
The total amount of our unrecognized tax benefits at August 1, 2007 was $33 million. Net of related deferred tax assets, unrecognized tax benefits were $25.1 million at that date. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $11.2 million. The recognition of the balance of these net benefits would result in an increase to stockholders’ equity of $6.8 million and a decrease to goodwill of $7.1 million. There were no material changes to these amounts during the three months ended October 31, 2007. We do not believe that it is reasonably possible that there will be a significant increase or decrease in unrecognized tax benefits over the next 12 months.
We file U.S. federal, U.S. state, and foreign tax returns. Our major tax jurisdictions are U.S. federal and the state of California. For U.S. federal tax returns we are generally no longer subject to tax examinations for years prior to fiscal 2005. For California tax returns we are generally no longer subject to tax examinations for years prior to fiscal 2001.
We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of the date of adoption of FIN 48, we had accrued $3.6 million for the payment of interest and penalties. The amount of interest and penalties recognized during the three months ended October 31, 2007 was not material.
10. Stockholders’ Equity
Stock Repurchase Programs
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. We repurchased 8.1 million shares for $250 million under these programs during the three months ended October 31, 2007. We repurchased no shares under these programs during the three months ended October 31, 2006. At October 31, 2007, we had authorization from our Board to expend $550 million for future stock repurchases.
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

Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded for continuing operations for the periods shown. The share-based compensation expense that we recorded for discontinued operations for these periods was nominal.

	Three Months Ended
	October 31,	October 31,
(In thousands, except per share amounts)	2007	2006

Cost of product revenue	$276	$218
Cost of service and other revenue	1,458	527
Selling and marketing	7,698	5,694
Research and development	7,881	5,210
General and administrative	9,342	6,970

Increase in operating loss from continuing operations and loss from continuing operations before income taxes	26,655	18,619
Income tax benefit	(10,135)	(6,705)

Increase in net loss from continuing operations	$16,520	$11,914

Increase in net loss per share from continuing operations:
Basic and diluted	$0.05	$0.03

At October 31, 2007, there was $209.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans which we expect to recognize as expense in the future. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.1 years.
11. Litigation
Muriel Siebert & Co., Inc. v. Intuit Inc., Index No. 03-602942, Supreme Court of the State of New York, County of New York
On October 26, 2007, Intuit and Muriel Siebert & Co., Inc. agreed to dismiss what was originally a $44.4 million lawsuit filed against Intuit by Siebert & Co. Both parties agreed not to pursue further action or seek any compensation. The suit, alleging breach of contract and other claims, was filed in September 2003. This matter is now concluded.
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

12. Subsequent Event
On November 20, 2007 we entered into a definitive agreement to acquire Homestead Technologies Inc., a provider of Web site services to small businesses. The cash transaction is valued at approximately $170 million, including the assumption of Homestead outstanding options and restricted stock units. Homestead will become part of our QuickBooks segment. The transaction is subject to regulatory approval and customary closing conditions. We expect the transaction to close during the second quarter of fiscal 2008.

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
You should read this MD&A in conjunction with the financial statements and related notes in Item 1 and our Annual Report on Form 10-K for the fiscal year ended July 31, 2007. In February 2007 we completed the acquisition of Digital Insight Corporation for a total purchase price of approximately $1.34 billion. Accordingly, we have included Digital Insight’s results of operations in our consolidated results of operations from the date of acquisition. We also sold our Intuit Distribution Management Solutions business in August 2007 for approximately $100 million in cash and recorded a net gain on disposal of $27.5 million. We accounted for this business as discontinued operations and have accordingly reclassified our statements of operations and balance sheets for all periods prior to the sale. Unless noted otherwise, the following discussion pertains only to our continuing operations.
Executive Overview
This overview provides a high level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important in order to understand our financial results for the first quarter of fiscal 2008 as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Quarterly Report on Form 10-Q.
About Intuit
Intuit is a leading provider of business and financial management solutions for small and medium sized businesses; financial institutions; consumers; and accounting professionals. We organize our business into the following six segments:
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
Seasonality and Trends
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
The U.S. Congress is currently considering legislation relating to the federal alternative minimum tax that will be effective for tax year 2007. If the alternative minimum tax legislation is not enacted in time for the Internal Revenue Service to complete the related tax forms by late January, we may be unable to deliver those tax forms to our customers in our second fiscal quarter. This would result in a shift of a portion of Consumer Tax and Professional Tax revenue from our second fiscal quarter to our third fiscal quarter in fiscal 2008.
Overview of Financial Results
Total net revenue for the first quarter of fiscal 2008 was $444.9 million, up 27% compared with the first quarter of fiscal 2007. The fiscal 2008 revenue increase was due to our acquisition of Digital Insight and, to a lesser extent, to revenue growth in our QuickBooks segment and our Payroll and Payments segment. Excluding the impact of our acquisition of Digital Insight and the transition of certain outsourced payroll customers to Automatic Data Processing, Inc. (ADP), we estimate that total net revenue for the first quarter of fiscal 2008 would have increased 12% compared with the same period of fiscal 2007.
Operating loss from continuing operations of $103.2 million for the first quarter of fiscal 2008 increased 5% compared with a loss of $98.5 million for the first quarter of fiscal 2007. Fiscal 2008 revenue growth was more than offset by higher total operating costs and expenses. Higher operating expenses in the first quarter of fiscal 2008 reflect our acquisition of Digital Insight and continued investment in research and development for new and existing offerings. The effects of these factors are described in more detail below.
Net loss from continuing operations of $47.6 million for the first quarter of fiscal 2008 decreased 17% compared with a loss of $57.2 million for the first quarter of fiscal 2007. Interest expense on the debt we issued in connection with our acquisition of Digital Insight was partially offset by higher interest and other income. We recorded a pre-tax gain of $24.0 million on the sale of certain outsourced payroll assets in the first quarter of fiscal 2008. Our effective tax rates for the first quarters of fiscal 2008 and 2007 were approximately 38% and 35%. Basic and diluted net loss per share from continuing operations of $0.14 for the first quarter of fiscal 2008 decreased 18% compared with $0.17 for the same period of fiscal 2007 due to these factors.
We ended the first quarter of fiscal 2008 with cash and investments totaling $1.0 billion. In the first quarter of fiscal 2008 we generated cash from the sale of investments, the sale of our Intuit Distribution Management Solutions business, and the issuance of common stock under employee stock plans. During the same period we used cash for the repurchase of 8.1 million shares of our common stock for $250 million under our stock repurchase programs, for operations and for purchases of property and equipment. At October 31, 2007, we had authorization from our Board to expend $550 million for future stock repurchases.
Critical Accounting Policies and Estimates
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2007 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Except for the change to our income tax policy that is discussed in “Income Taxes – Adoption of FASB Interpretation No. 48” below, we believe that during the first three months of fiscal 2008 there were no significant changes in those critical accounting policies and estimates. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit Committee of our Board of Directors.

Income Taxes – Adoption of FASB Interpretation No. 48
We adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” on August 1, 2007. See Note 9 to the financial statements in Item 1. As a result of our adoption of FIN 48 we recognize and measure benefits for uncertain tax positions accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not of being sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Significant judgment is required to evaluate uncertain tax positions. We evaluate our uncertain tax positions on a quarterly basis. Our evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our income tax expense in the period in which we make the change.
Results of Operations
Financial Overview

(Dollars in millions,
except per	Q1	Q1	$	%
share amounts)	FY08	FY07	Change	Change

Total net revenue	$444.9	$350.5	$94.4	27%
Operating loss from continuing operations	(103.2)	(98.5)	(4.7)	5%
Net loss from continuing operations	(47.6)	(57.2)	9.6	(17%)
Diluted net loss per share from continuing operations	$(0.14)	$(0.17)	$0.03	(18%)
Net cash used in operating activities of continuing operations	$(161.4)	$(136.7)	$(24.7)	18%

Total net revenue increased $94.4 million or 27% in the first quarter of fiscal 2008 compared with the first quarter of fiscal 2007. Total net revenue was higher in the first quarter of fiscal 2008 due to our acquisition of Digital Insight and, to a lesser extent, to revenue growth in our QuickBooks segment and our Payroll and Payments segment. Excluding the impact of our acquisition of Digital Insight and the transition of certain outsourced payroll customers to ADP, we estimate that total net revenue for the first quarter of fiscal 2008 would have increased 12% compared with the same period of fiscal 2007. Revenue from our Financial Institutions segment was $72.2 million in the first quarter of fiscal 2008 compared with $5.5 million in the same period of fiscal 2007. QuickBooks segment revenue increased $11.7 million or 9% in the first quarter of fiscal 2008 due to unit growth. Payroll and Payments segment revenue increased $5.8 million or 5% in the first quarter of fiscal 2008 due to growth in the customer base, higher transaction volume per customer and price increases in our merchant services business, partially offset by the ongoing transition of certain outsourced payroll customers to ADP. See “Total Net Revenue by Business Segment” later in this Item 2 for more information.
Higher revenue in the first quarter of fiscal 2008 was more than offset by higher expenses, including expense increases compared with the first quarter of fiscal 2007 of approximately $33 million for cost of revenue associated with our revenue growth, approximately $32 million for product development, approximately $16 million for selling and marketing expenses and approximately $17 million for amortization of Digital Insight intangible assets. See “Operating Expenses” later in this Item 2 for more information.
Net loss from continuing operations decreased $9.6 million or 17% in the first quarter of fiscal 2008 compared with the same period of fiscal 2007. Interest expense on the debt we issued in connection with our February 2007 acquisition of Digital Insight of $14.0 million was partially offset by $6.9 million higher interest and other income in the first quarter of fiscal 2008 compared with the first quarter of fiscal 2007. Interest income increased in the first quarter of fiscal 2008 compared with the same period of fiscal 2007 due to higher interest rates and higher average invested balances. We recorded a pre-tax gain of $24.0 million on the sale of certain outsourced payroll assets in the first quarter of fiscal 2008. Our effective tax rate for the first quarters of fiscal 2008 and 2007 were approximately 38% and 35%. See “Income Taxes” later in this Item 2 for more information. Basic and diluted net loss per share from continuing operations decreased 18% to $0.14 in the first quarter of fiscal 2008 compared with the first quarter of fiscal 2007 due to these factors.
At October 31, 2007, our cash, cash equivalents and investments totaled $1.0 billion, a decrease of $300.2 million from July 31, 2007. In the first quarter of fiscal 2008, we generated $191.0 million in cash from sales of investments and $51.2 million in cash from the issuance of common stock under employee stock plans. We also received $97.1 million in cash from the sale of our Intuit Distribution Management Solutions business. During the same period we used approximately $161.4 million in cash for operations and $65.3 million in cash for purchases of property and equipment. We also repurchased 8.1 million shares of our common stock for $250 million under our stock repurchase programs during the first quarter of fiscal 2008. At October 31, 2007, we had authorization from our Board to expend $550 million for future stock repurchases.

Total Net Revenue by Business Segment
The table below and the discussion of net revenue by business segment that follows it are organized in accordance with our six reportable business segments. See Note 6 to the financial statements in Item 1 for descriptions of product revenue and service and other revenue for each segment.

		% of		% of
		Total		Total
	Q1	Net	Q1	Net	%
(Dollars in millions)	FY08	Revenue	FY07	Revenue	Change

QuickBooks
Product revenue	$120.7		$116.2
Service and other revenue	26.2		19.0

Subtotal	146.9	33%	135.2	38%	9%

Payroll and Payments
Product revenue	53.5		50.9
Service and other revenue	77.8		74.6

Subtotal	131.3	30%	125.5	36%	5%

Consumer Tax
Product revenue	2.8		1.6
Service and other revenue	10.5		9.7

Subtotal	13.3	3%	11.3	3%	18%

Professional Tax
Product revenue	9.4		8.4
Service and other revenue	1.6		1.3

Subtotal	11.0	2%	9.7	3%	13%

Financial Institutions
Product revenue	0.1		—
Service and other revenue	72.1		5.5

Subtotal	72.2	16%	5.5	2%	1213%

Other Businesses
Product revenue	32.1		33.0
Service and other revenue	38.1		30.3

Subtotal	70.2	16%	63.3	18%	11%

Total Company
Product revenue	218.6		210.1
Service and other revenue	226.3		140.4

Total net revenue	$444.9	100%	$350.5	100%	27%

QuickBooks
QuickBooks segment net revenue increased $11.7 million or 9% in the first quarter of fiscal 2008 compared with the first quarter of fiscal 2007. Total QuickBooks software unit sales increased 6% in the first quarter of fiscal 2008 compared with the same period of fiscal 2007.
Payroll and Payments
Payroll and Payments net revenue increased $5.8 million or 5% in the first quarter of fiscal 2008 compared with the first quarter of fiscal 2007. In our Payments business, merchant services revenue increased 35% in the first quarter of fiscal 2008 due to 22% growth in the customer base, 3% higher transaction volume per customer and price increases. Small business payroll revenue decreased 8% in the first quarter of fiscal 2008 compared with the same period of fiscal 2007 as we continued to transition portions of our Complete Payroll and Premier Payroll Services customer base to ADP. We estimate that revenue growth in our Payroll and Payments segment in the first quarter of fiscal 2008 would have been approximately 18% if the sale of those customers to ADP had not occurred.
Consumer Tax
Due to the seasonal nature of our Consumer Tax business, we typically generate nominal revenue from consumer and small business tax products and services in our first fiscal quarter compared with our second and third fiscal quarters. We do not believe that Consumer Tax net revenue results for the first quarter of fiscal 2008 compared with the first quarter of fiscal 2007 are indicative of revenue trends for the full fiscal year. We will not have substantially complete results for the 2007 tax season until late in fiscal 2008.
Professional Tax
Due to the seasonal nature of our Professional Tax business, we typically generate nominal revenue from professional tax products and services in our first fiscal quarter compared with our second and third fiscal quarters. We do not believe that Professional Tax net revenue results for the first quarter of fiscal 2008 compared with the first quarter of fiscal 2007 are indicative of revenue trends for the full fiscal year. We will not have substantially complete results for the 2007 tax season until late in fiscal 2008.
Financial Institutions
Financial Institutions net revenue increased $66.7 million to $72.2 million in the first quarter of fiscal 2008 compared with the same period of fiscal 2007 due almost entirely to our February 2007 acquisition of Digital Insight.
Other Businesses
Other Businesses net revenue increased $6.9 million or 11% in the first quarter of fiscal 2008 compared with the first quarter of fiscal 2007. Quicken revenue decreased 11% while revenue from our business in Canada increased 39% and revenue from our Intuit Real Estate Solutions business grew 29%.
Cost of Revenue

		% of		% of
	Q1	Related	Q1	Related
(Dollars in millions)	FY08	Revenue	FY07	Revenue

Cost of product revenue	$33.7	15%	$35.4	17%
Cost of service and other revenue	97.5	43%	62.8	45%
Amortization of purchased intangible assets	12.8	n/a	2.0	n/a

Total cost of revenue	$144.0	32%	$100.2	29%

Cost of product revenue as a percentage of product revenue decreased to 15% in the first quarter of fiscal 2008 from 17% in the first quarter of fiscal 2007 due to cost efficiencies achieved for our QuickBooks 2008 product line.
Cost of service and other revenue as a percentage of service and other revenue decreased to 43% in the first quarter of fiscal 2008 from 45% in the first quarter of fiscal 2007. The impact of growth in small business payroll and merchant services revenue, which have relatively lower costs of revenue, was partially offset by the impact of our acquisition of Digital Insight, which has relatively higher costs of revenue.
Amortization of purchased intangible assets increased in the first quarter of fiscal 2008 compared with the same period of fiscal 2007 due to the amortization of Digital Insight purchased intangible assets that we acquired in February 2007.
Operating Expenses

		% of		% of
		Total		Total
	Q1	Net	Q1	Net
(Dollars in millions)	FY08	Revenue	FY07	Revenue

Selling and marketing	$169.7	38%	$153.5	44%
Research and development	149.3	34%	117.4	33%
General and administrative	77.1	18%	76.0	22%
Acquisition-related charges	8.0	2%	1.9	1%

Total operating expenses	$404.1	92%	$348.8	100%

Due to the fiscal 2008 total net revenue increase, total operating expenses as a percentage of total net revenue declined to 92% in the first quarter of fiscal 2008 compared with 100% in the first quarter of fiscal 2007. Total operating expenses in dollars increased $55.3 million in the first quarter of fiscal 2008, approximately $36 million of which was due to our February 2007 acquisition of Digital Insight.
Including Digital Insight, almost 60% of the fiscal 2008 increase in total operating expenses in dollars was due to higher research and development expenses. During the first quarter of fiscal 2008, we continued to invest in research and development for existing offerings as well as for new offerings. Almost 30% of the fiscal 2008 increase in total operating expenses was due to higher selling and marketing expenses, which related almost entirely to Digital Insight.
Acquisition-related charges increased in the first quarter of fiscal 2008 compared with the same period of fiscal 2007 due to the amortization of Digital Insight purchased intangible assets that we acquired in February 2007.

Segment Operating Income (Loss)
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. Segment expenses do not include certain costs, such as corporate general and administrative expenses and share-based compensation expenses, which are not allocated to specific segments. These unallocated costs totaled $144.8 million in the first quarter of fiscal 2008 and $128.1 million in the first quarter of fiscal 2007. Segment expenses also do not include amortization of purchased intangible assets, acquisition-related charges, and impairment of goodwill and purchased intangible assets. In addition, segment expenses do not include interest expense, interest and other income, and realized net gains or losses on marketable equity securities and other investments. See Note 6 to the financial statements in Item 1 for reconciliations of total segment operating income or loss to income or loss from continuing operations before income taxes for each fiscal period presented.

		% of		% of
	Q1	Related	Q1	Related
(Dollars in millions)	FY08	Revenue	FY07	Revenue

QuickBooks	$36.7	25%	$28.4	21%
Payroll and Payments	57.1	43%	47.7	38%
Consumer Tax	(33.7)	NM	(33.9)	NM
Professional Tax	(21.1)	NM	(22.0)	NM
Financial Institutions	12.4	17%	1.3	24%
Other Businesses	11.0	16%	12.0	19%

Total segment operating income	$62.4	14%	$33.5	10%

NM means Not Meaningful
QuickBooks
QuickBooks segment operating income as a percentage of related revenue increased to 25% in the first quarter of fiscal 2008 from 21% in the first quarter of fiscal 2007. QuickBooks segment revenue growth of $11.7 million in the first quarter of fiscal 2008 was partially offset by higher expenses, including an increase of approximately $3 million for cost of revenue in that period.
Payroll and Payments
Payroll and Payments segment operating income as a percentage of related revenue increased to 43% in the first quarter of fiscal 2008 from 38% in the first quarter of fiscal 2007. Most of the fiscal 2008 revenue growth in this segment came from products and services with relatively lower costs of revenue, such as QuickBooks Basic Payroll, Standard Payroll and Enhanced Payroll; QuickBooks Assisted Payroll; and merchant services. We are in the process of transitioning certain full service payroll customers, which have relatively higher costs of revenue, to ADP. Overall costs in the Payroll and Payments segment were consequently lower in the first quarter of fiscal 2008 compared with the first quarter of fiscal 2007 due to the transition of these higher-cost payroll customers.
Consumer Tax
Due to the seasonal nature of our Consumer Tax business, in our first fiscal quarter this segment typically generates operating losses because revenue is nominal while operating expenses continue at relatively consistent levels. We continue to invest heavily in our Consumer Tax business, with research and development expenses up approximately $3 million or 20% compared with the first quarter of fiscal 2007. We do not believe that Consumer Tax operating results for the first quarter of fiscal 2008 compared with the first quarter of fiscal 2007 are indicative of trends for the fiscal year.
Professional Tax
Due to the seasonal nature of our Professional Tax business, in our first fiscal quarter this segment typically generates operating losses because revenue is nominal while operating expenses continue at relatively consistent levels. We do not believe that Professional Tax operating results for the first quarter of fiscal 2008 compared with the first quarter of fiscal 2007 are indicative of trends for the fiscal year.
Financial Institutions
Financial Institutions segment operating income as a percentage of related revenue decreased to 17% in the first quarter of fiscal 2008 from 24% in the first quarter of fiscal 2007. The decrease in segment operating income is due to our February 2007 acquisition of Digital Insight, which we combined with our existing financial institutions business to create a new Financial Institutions segment. This new segment is significantly larger and has higher costs, including relatively higher cost of service and other revenue, than the Intuit financial institutions business that preceded it.
Non-Operating Income and Expenses
Interest Expense
In order to finance a portion of our February 2007 acquisition of Digital Insight, we issued $1 billion in senior notes. Interest expense for the first quarter of fiscal 2008 consisted primarily of interest on $500 million in principal amount of the senior notes at 5.40% and interest on $500 million in principal amount of the senior notes at 5.75%. The senior notes are due in March 2012 and March 2017 and are redeemable by Intuit at any time, subject to a make-whole premium.
Interest and Other Income
Interest and other income consists primarily of interest income. Higher interest rates and higher average invested balances resulted in increases in interest income in the first quarter of fiscal 2008 compared with the same period of fiscal 2007.
Income Taxes
Effective Tax Rate
Our effective tax rate for the first quarter of fiscal 2008 was approximately 38%. Excluding a one-time benefit primarily related to executive stock compensation, our effective tax rate for that period was approximately 36%. This differed from the federal statutory rate of 35% due to state income taxes, which were partially offset by the benefit we received from tax exempt interest income, federal and state research and experimental credits, and the domestic production activities deduction. Our effective tax rate for the first quarter of fiscal 2007 was approximately 35% and did not differ from the federal statutory rate of 35% because state income taxes were offset by the benefit we received from tax exempt interest income, state research and experimental credits, and the domestic production activities deduction.
Net Deferred Tax Assets
At October 31, 2007, we had total net deferred tax assets of $176.9 million, which included a valuation allowance of $2.5 million for certain state net operating loss carryforwards. The allowance reflects management’s assessment that we may not receive the benefit of loss carryforwards in certain state jurisdictions. While we believe our current valuation allowance is sufficient, it may be necessary to increase this amount if it becomes more likely that we will not realize a greater portion of the net deferred tax assets. We assess the need for an adjustment to the valuation allowance on a quarterly basis. See Note 9 to the financial statements in Item 1.
Adoption of FASB Interpretation No. 48
On August 1, 2007 we adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 requires that we determine whether the benefits of tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, we recognize the largest amount of the benefit that is more likely than not of being sustained in the financial statements. For tax positions that are not more likely than not of being sustained upon audit, we do not recognize any portion of the benefit in the financial statements. See Note 9 to the financial statements in Item 1 for more information about the impact of our adoption of FIN 48.
Dispositions and Discontinued Operations
During fiscal 2008 and 2007 we sold the assets and businesses described below. See Note 5 to the financial statements in Item 1 for a more complete description of these dispositions and discontinued operations.
Intuit Distribution Management Solutions Discontinued Operations
In August 2007 we sold our Intuit Distribution Management Solutions (IDMS) business for approximately $100 million in cash and recorded a net gain on disposal of $27.5 million. IDMS was part of our Other Businesses segment. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have accounted for IDMS as a discontinued operation and segregated its operating results from continuing operations in our statements of operations for all periods prior to the sale. Revenue and net loss from IDMS discontinued operations were $1.9 million and $0.7 million for the three months ended October 31, 2007. Revenue and net loss from IDMS discontinued operations were $11.6 million and $1.7 million for the three months ended October 31, 2006.
Sale of Outsourced Payroll Assets
In March 2007 we sold certain assets related to our Complete Payroll and Premier Payroll Service business to Automated Data Processing, Inc. (ADP) for a purchase price of up to approximately $135 million in cash. The final purchase price is contingent upon the number of customers that transition to ADP. Due to actual customer attrition during the fourth quarter of fiscal 2007 and the first quarter of fiscal 2008, we currently estimate the maximum sales price to be approximately $117 million. The assets were part of our Payroll and Payments segment. In accordance with the provisions of SFAS 144, we have not accounted for this transaction as a discontinued operation. We will recognize the net gain on the sale of the assets as customers are transitioned pursuant to the agreement over a period not to exceed one year from the date of the sale. In the first quarter of fiscal 2008 we recorded a pre-tax net gain of $24.0 million in our statement of operations for customers who transitioned to ADP during that period. The total pre-tax net gain recognized from the inception of this transaction through October 31, 2007 was $55.6 million.
Liquidity and Capital Resources
Statement of Cash Flows
At October 31, 2007, our cash, cash equivalents and investments totaled $1.0 billion, a decrease of $300.2 million from July 31, 2007. During the first quarter of fiscal 2008 we used $161.4 million in cash for our continuing operations, including seasonal operating losses and the payment of accrued fiscal 2007 annual bonuses. Investing activities provided $233.6 million during that period, including the receipt of $191.0 million in cash from sales of investments and $97.1 million in cash from the sale of our Intuit Distribution Management Solutions business, partially offset by $65.3 million for purchases of property and equipment. We used $187.2 million in cash for financing activities during the first quarter of fiscal 2008, including $250 million for the repurchase of common stock under our stock repurchase programs partially offset by $51.2 million from the issuance of common stock under employee stock plans.
Our expenditures for property and equipment and capitalized internal use software increased from a total of $29.2 million in the first quarter of fiscal 2007 to a total of $65.3 million in the first quarter of fiscal 2008. We expect our expenditures for property and equipment and capitalized internal use software to increase from a total of about $153 million in fiscal 2007 to approximately $300 million in fiscal 2008. This planned increase in capital expenditures is related to investments in infrastructure, offices and data centers to support the expected growth in our business.
Stock Repurchase Programs
Our Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. During the first quarter of fiscal 2008 we repurchased 8.1 million shares of our common stock for $250 million under our stock repurchase programs. During the first quarter of fiscal 2007 we repurchased no shares of our common stock under our stock repurchase programs. At October 31, 2007, we had authorization from our Board to expend $550 million for future stock repurchases.

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
Other
We evaluate, on an ongoing basis, the merits of acquiring technology or businesses, or establishing strategic relationships with and investing in other companies. We may decide to use cash and cash equivalents, investments, and our revolving line of credit facility to fund such activities in the future.
Based on past performance and current expectations, we believe that our cash and cash equivalents, investments, and cash generated from operations will be sufficient to meet anticipated seasonal working capital needs, capital expenditure requirements, contractual obligations, commitments and other liquidity requirements associated with our operations for at least the next 12 months.
Reserves for Returns and Rebates
Activity in our reserves for product returns and for rebates during the first quarter of fiscal 2008 and comparative balances at October 31, 2006 were as shown in the following table. Due to the seasonality of our business, we compare our returns and rebate reserve balances at October 31, 2007 to the reserve balances at October 31, 2006.

		Additions
	Balance	Charged		Balance	Balance
	July 31,	Against	Returns/	October 31,	October 31,
(In thousands)	2007	Revenue	Redemptions	2007	2006

Reserve for product returns	$25,833	$13,766	$(11,557)	$28,042	$29,358
Reserve for rebates	18,918	5,310	(9,522)	14,706	12,609

Off-Balance Sheet Arrangements
At October 31, 2007, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2007. Except as discussed below, there have been no significant changes in those obligations during the three months ended October 31, 2007.
Commitment for Interest Payments on Senior Notes
In connection with our acquisition of Digital Insight, on March 12, 2007 we issued $500 million of 5.40% senior unsecured notes due on March 15, 2012 and $500 million of 5.75% senior unsecured notes due on March 15, 2017 (together, the Notes). The Notes are redeemable by Intuit at any time, subject to a make-whole premium. Interest is payable semiannually on March 15 and September 15 beginning on September 15, 2007. At October 31, 2007, our maximum commitment for interest payments under the Notes was $394.2 million.
Commitments for Construction of Data Center
Due to our evolving business needs, we have begun executing a plan to build a new data center in the state of Washington to support our longer term hosting requirements. In January 2007 we purchased the land on which to build the data center and at October 31, 2007 construction was underway. We expect to occupy this facility in October 2008. At October 31, 2007, we had non-cancellable commitments totaling approximately $60 million for the construction of the data center.
Recent Accounting Pronouncements
FIN 48, “Accounting for Uncertainty in Income Taxes”
In June 2006 the Financial Accounting Standards Board (FASB) issued FIN 48, “Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 on August 1, 2007. See Note 9 to the financial statements in Item 1 for more information about the impact of adoption of this guidance on our financial position, results of operations and cash flows.
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
Interest Rate Risk
Our cash equivalents and our portfolio of investments and funds held for payroll customers are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents, investments and funds held for payroll customers and the value of those investments. Should the Federal Reserve Target Rate increase by 10% or about 46 basis points from the levels of October 31, 2007, the value of our investments and funds held for payroll customers would decline by approximately $1.4 million. Should interest rates increase by 100 basis points from the levels of October 31, 2007, the value of our investments and funds held for payroll customers would decline by approximately $3.0 million.
We are also exposed to the impact of changes in interest rates as they affect our $500 million revolving credit facility. Advances under the credit facility accrue interest at rates that are equal to Citibank’s base rate or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.18% to 0.575% based on our senior debt credit ratings. Consequently, our interest expense would fluctuate with changes in the general level of these interest rates if we were to borrow any amounts under the credit facility. At October 31, 2007, no amounts were outstanding under the credit facility.
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
Since we translate foreign currencies (primarily Canadian dollars, British pounds and Indian rupees) into U.S. dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations on our financial results has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant because our international subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of October 31, 2007, we did not engage in foreign currency hedging activities.

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

ITEM 1A
RISK FACTORS
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements in this report, other than statements that are purely historical, are forward-looking statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “forecasts,” “estimates,” “seeks,” and similar expressions also identify forward-looking statements. In this report, forward-looking statements include, without limitation, the following:
•	our expectations and beliefs regarding future conduct and growth of the business;

•	the assumptions underlying our Critical Accounting Policies and Estimates, including our estimates regarding product rebate and return reserves; stock volatility and other assumptions used to estimate the fair value of share-based compensation; and expected future amortization of purchased intangible assets;

•	our belief that the investments that we hold are not other-than-temporarily impaired;

•	our belief that our exposure to currency exchange fluctuation risk will not be significant in the future;

•	our assessments and estimates that determine our effective tax rate;

•	our belief that our income tax valuation allowance is sufficient;

•	our belief that our cash, cash equivalents and investments will be sufficient to meet our working capital needs, capital expenditure requirements and similar commitments for at least the next 12 months;

•	our expectations regarding future infrastructure and data center expenditures, including related expenditures for property, equipment and software;

•	our beliefs regarding seasonality and other trends for our businesses;

•	our assessments and beliefs regarding the future outcome of pending legal proceedings and the liability, if any, that Intuit may incur as a result of those proceedings;

•	our expectations regarding delivery of tax forms and the potential related shift in revenue between quarters;

•	our expectations regarding the costs and other effects of acquisition and disposition transactions;

•	our expectation regarding the closing of the Homestead acquisition; and

•	the expected effects of the adoption of new accounting standards.
We caution investors that forward-looking statements are only predictions based on our current expectations about future events and are not guarantees of future performance. We encourage you to read carefully all information provided in this Quarterly Report and in our other filings with the SEC before deciding to invest in our stock or to maintain or change your investment. These forward-looking statements are based on information as of the filing date of this Quarterly Report, and we undertake no obligation to publicly revise or update any forward-looking statement for any reason.
Because forward-looking statements involve risks and uncertainties, there are important factors that may cause actual results to differ materially from those contained in the forward-looking statements. These factors include the following:
•	We face intense competitive pressures in all of our businesses that may harm our operating results.

•	Future revenue growth for our core products depends upon our successful introduction of new and enhanced products and services.

•	If we fail to maintain reliable and responsive service levels for our electronic tax offerings, or if the IRS or other governmental agencies experience difficulties in receiving customer submissions, we could lose customers and our revenue and earnings could decrease.

•	The nature of our products necessitates timely product launches and if we experience significant product quality problems or delays, it will harm our revenue, earnings and reputation.

•	Our businesses collect, use and retain personal customer information and enable customer transactions, which presents security risks, requires us to incur expenses and could harm our business.

•	Our revenue and earnings are highly seasonal and our quarterly results fluctuate significantly.

•	The growth of our business depends on our ability to adapt to rapid technological change.

•	Interruption or failure of our information technology and communications systems could compromise the availability and security of our online products and services, which could damage our reputation and harm our operating results.

•	Our reliance on a limited number of manufacturing and distribution suppliers could harm our business.

•	As our product and service offerings become more complex our revenue streams may become less predictable.

•	We face a number of risks in our merchant card processing business that could result in a reduction in our revenue and earnings.

•	Risks associated with our financial institutions business may harm our results of operations and financial condition.

•	Our dependence on a small number of larger retailers and distributors could harm our results of operations.

•	Increased government regulation of our businesses could harm our operating results.

•	If we do not respond promptly and effectively to customer service and technical support inquiries we will lose customers and our revenue and earnings will decline.

•	If we encounter problems with our third-party customer service and technical support providers our business will be harmed.

•	We are exposed to risks associated with credit card and payment fraud and with credit card processing.

•	If we fail to adequately protect our intellectual property rights, competitors may exploit our innovations, which could weaken our competitive position and reduce our revenue and earnings.

•	Third parties claiming that we infringe their proprietary rights could cause us to incur significant legal expenses and prevent us from selling our products.

•	We expect copying and misuse of our intellectual property to be a persistent problem causing lost revenue and increased expenses.

•	We do not own all of the software, other technologies and content used in our products and services.

•	Our acquisition and divestiture activity could disrupt our ongoing business, may involve increased expenses and may present risks not contemplated at the time of the transactions.

•	We have issued $1 billion in a debt offering and may incur other debt in the future, which could adversely affect our financial condition and results of operations.

•	If actual product returns exceed returns reserves our financial results would be harmed.

•	Acquisition-related costs and impairment charges can cause significant fluctuation in our net income.

•	If we fail to operate our payroll business effectively our revenue and earnings will be harmed.

•	Interest income attributable to payroll customer deposits may fluctuate or be eliminated, causing our revenue and earnings to decline.

•	We may be unable to attract and retain key personnel.

•	We are frequently a party to litigation that is costly to defend and consumes the time of our management.

•	Unanticipated changes in our tax rates could affect our future financial results.

•	If we fail to maintain an effective system of internal controls, we may not be able to detect fraud or report our financial results accurately, which could harm our business and the trading price of our common stock.

•	Business interruptions could adversely affect our future operating results.
This list does not include all risks that could affect our business, and if these or any other risks or uncertainties materialize, or if our underlying assumptions prove to be inaccurate, actual results could differ materially from past results and from our expected future results.
Our Annual Report on Form 10-K for the fiscal year ended July 31, 2007 lists in more detail various important risk factors facing our business in Part I, Item 1A under the heading “Risk Factors.” There have been no material changes from the risk factors disclosed in that section of our Form 10-K. We incorporate that section of the Form 10-K into this filing and encourage you to review that information. We also encourage you to review our other reports filed periodically with the Securities and Exchange Commission for any further information regarding risks facing our business.

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
Stock repurchase activity during the three months ended October 31, 2007 was as follows:

			Total Number	Approximate
			of Shares	Dollar Value of
	Total Number	Average	Purchased as	Shares That May
	of Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plans

August 1, 2007 through	375,000	$27.12	375,000	$789,830,330
August 31, 2007

September 1, 2007 through	1,967,139	$28.88	1,967,139	$733,016,242
September 30, 2007

October 1, 2007 through	5,776,800	$31.68	5,776,800	$550,002,007
October 31, 2007

Total	8,118,939	$30.79	8,118,939

Notes:

1.	All shares purchased as part of publicly announced plans during the three months ended October 31, 2007 were purchased under a plan we announced on May 17, 2007 under which we are authorized to repurchase up to $800 million of our common stock from time to time over a three-year period ending on May 14, 2010.

ITEM 6
EXHIBITS
We have filed the following exhibits as part of this report:

Exhibit		Filed	Incorporated
Number	Exhibit Description	Herewith	by Reference
10.01+	Letter Regarding Terms of Employment by and between Intuit Inc. and Mr. Brad D. Smith, dated October 1, 2007		8-K filed 10/5/2007

10.02+	Letter Regarding Terms of Employment by and between Intuit Inc. and Mr. R. Neil Williams, dated November 2, 2007		8-K filed 11/8/2007

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01	Section 1350 Certification (Chief Executive Officer)	X

32.02	Section 1350 Certification (Chief Financial Officer)	X

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)
Date: November 30, 2007	By:	/s/ KIRAN M. PATEL
Kiran M. Patel
Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Filed	Incorporated
Number	Exhibit Description	Herewith	by Reference
10.01+	Letter Regarding Terms of Employment by and between Intuit Inc. and Mr. Brad D. Smith, dated October 1, 2007		8-K filed 10/5/2007

10.02+	Letter Regarding Terms of Employment by and between Intuit Inc. and Mr. R. Neil Williams, dated November 2, 2007		8-K filed 11/8/2007

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01	Section 1350 Certification (Chief Executive Officer)	X

32.02	Section 1350 Certification (Chief Financial Officer)	X

+	Indicates a management contract or compensatory plan or arrangement.