Form 10-Q
period 2008-01-31
INTUIT INC
filed 2008-02-29
CIK 896878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2008
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 327,730,691 shares of Common Stock, $0.01 par value, were outstanding at February 22, 2008.

INTUIT INC.
FORM 10-Q
INDEX
Intuit, the Intuit logo, QuickBooks, TurboTax, Lacerte, ProSeries, Digital Insight and Quicken, among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Simple Start and Innovative Merchant Solutions, among others, are trademarks and/or service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners.

PART I
ITEM 1
FINANCIAL STATEMENTS
INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
(In thousands, except per share amounts; unaudited)	2008	2007	2008	2007

Net revenue:
Product	$540,790	$546,064	$759,410	$756,180
Service and other	294,084	204,573	520,402	344,950

Total net revenue	834,874	750,637	1,279,812	1,101,130

Costs and expenses:
Cost of revenue:
Cost of product revenue	56,880	66,079	90,627	101,470
Cost of service and other revenue	102,838	65,375	200,292	128,191
Amortization of purchased intangible assets	13,299	2,304	26,113	4,333
Selling and marketing	263,705	219,530	433,364	373,048
Research and development	149,767	113,048	299,103	230,414
General and administrative	66,672	68,215	143,787	144,229
Acquisition-related charges	8,083	1,369	16,095	3,247

Total costs and expenses	661,244	535,920	1,209,381	984,932

Operating income from continuing operations	173,630	214,717	70,431	116,198
Interest expense	(13,510)	—	(27,559)	—
Interest and other income	4,925	11,027	22,116	21,315
Gains on marketable equity securities and other investments, net	—	—	713	1,221
Gain on sale of outsourced payroll assets	14,004	—	37,955	—

Income from continuing operations before income taxes	179,049	225,744	103,656	138,734
Income tax provision	62,555	79,829	34,227	49,804
Minority interest expense, net of tax	492	335	998	550

Net income from continuing operations	116,002	145,580	68,431	88,380
Net income (loss) from discontinued operations	(755)	(218)	26,012	(1,948)

Net income	$115,247	$145,362	$94,443	$86,432

Basic net income per share from continuing operations	$0.35	$0.42	$0.20	$0.26
Basic net income (loss) per share from discontinued operations	—	—	0.08	(0.01)

Basic net income per share	$0.35	$0.42	$0.28	$0.25

Shares used in basic per share calculations	331,139	347,185	334,362	346,700

Diluted net income per share from continuing operations	$0.34	$0.40	$0.20	$0.25
Diluted net income (loss) per share from discontinued operations	—	—	0.07	(0.01)

Diluted net income per share	$0.34	$0.40	$0.27	$0.24

Shares used in diluted per share calculations	342,751	360,573	346,014	360,654

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	July 31,
(In thousands; unaudited)	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$230,148	$255,201
Investments	607,029	1,048,470
Accounts receivable, net	372,385	131,691
Income taxes receivable	4,178	54,178
Deferred income taxes	86,653	84,682
Prepaid expenses and other current assets	75,721	54,854
Current assets of discontinued operations	—	8,515

Current assets before funds held for payroll customers	1,376,114	1,637,591
Funds held for payroll customers	533,180	314,341

Total current assets	1,909,294	1,951,932

Property and equipment, net	384,700	298,396
Goodwill	1,628,512	1,517,036
Purchased intangible assets, net	272,955	292,884
Long-term deferred income taxes	97,996	72,066
Loans to officers	8,225	8,865
Other assets	70,174	58,636
Long-term assets of discontinued operations	—	52,211

Total assets	$4,371,856	$4,252,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$144,169	$119,799
Accrued compensation and related liabilities	148,595	192,286
Deferred revenue	336,627	313,753
Income taxes payable	19,131	33,278
Other current liabilities	245,261	171,650
Current liabilities of discontinued operations	—	15,002

Current liabilities before payroll customer fund deposits	893,783	845,768
Payroll customer fund deposits	533,180	314,341

Total current liabilities	1,426,963	1,160,109

Long-term debt	997,906	997,819
Other long-term obligations	100,527	57,756

Total liabilities	2,525,396	2,215,684

Commitments and contingencies
Minority interest	3,938	1,329

Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	2,339,360	2,251,146
Treasury stock, at cost	(2,574,309)	(2,207,114)
Accumulated other comprehensive income	9,169	6,096
Retained earnings	2,068,302	1,984,885

Total stockholders’ equity	1,842,522	2,035,013

Total liabilities and stockholders’ equity	$4,371,856	$4,252,026

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders’
(Dollars in thousands; unaudited)	Shares	Amount	Capital	Stock	Income	Earnings	Equity

Balance at July 31, 2007	339,157,302	$3,391	$2,247,755	$(2,207,114)	$6,096	$1,984,885	$2,035,013
Components of comprehensive income:
Net income	—	—	—	—	—	94,443	94,443
Other comprehensive income, net of tax	—	—	—	—	3,073	—	3,073

Comprehensive net income							97,516
Issuance of common stock under employee stock plans	6,023,193	60	—	127,705	—	(6,088)	121,677
Restricted stock units released, net of taxes	255,853	3	(6,333)	4,935	—	(4,938)	(6,333)
Issuance of restricted stock units pursuant to Management Stock Purchase Plan	—	—	2,284	—	—	—	2,284
Assumed vested stock options from purchase acquisitions	—	—	11,096	—	—	—	11,096
Stock repurchases under stock repurchase programs	(16,345,474)	(163)	—	(499,835)	—	—	(499,998)
Tax benefit from employee stock option transactions	—	—	25,032	—	—	—	25,032
Share-based compensation (1)	—	—	56,235	—	—	—	56,235

Balance at January 31, 2008	329,090,874	$3,291	$2,336,069	$(2,574,309)	$9,169	$2,068,302	$1,842,522

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders’
(Dollars in thousands; unaudited)	Shares	Amount	Capital	Stock	Income	Earnings	Equity

Balance at July 31, 2006	344,170,779	$3,442	$2,089,472	$(1,944,036)	$1,084	$1,588,124	$1,738,086
Components of comprehensive income:
Net income	—	—	—	—	—	86,432	86,432
Other comprehensive income, net of tax	—	—	—	—	12,706	—	12,706

Comprehensive net income							99,138
Issuance of common stock under employee stock plans	6,516,411	65	10,202	134,174	—	(20,244)	124,197
Restricted stock units released, net of taxes	172	—	—	4	—	(4)	—
Stock repurchases under stock repurchase programs	(6,660,000)	(67)	—	(205,306)	—	—	(205,373)
Tax benefit from employee stock option transactions	—	—	29,430	—	—	—	29,430
Share-based compensation (2)	—	—	38,171	—	—	—	38,171

Balance at January 31, 2007	344,027,362	$3,440	$2,167,275	$(2,015,164)	$13,790	$1,654,308	$1,823,649

(1)	Includes $56,189 for continuing operations and $46 for Intuit Distribution Management Solutions discontinued operations.

(2)	Includes $37,653 for continuing operations and $518 for Intuit Distribution Management Solutions discontinued operations.
See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
(In thousands; unaudited)	2008	2007	2008	2007
Cash flows from operating activities:
Net income (1)	$115,247	$145,362	$94,443	$86,432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,900	21,061	54,122	43,336
Acquisition-related charges	8,083	2,334	16,095	5,176
Amortization of purchased intangible assets	13,299	2,583	26,113	4,891
Amortization of purchased intangible assets to cost of service and other revenue	2,078	2,734	3,900	5,305
Share-based compensation	29,534	19,312	56,235	38,171
Amortization of premiums and discounts on available-for-sale debt securities	753	1,071	1,610	1,961
Net gains on marketable equity securities and other investments	—	—	(713)	(1,221)
Pre-tax gain on sale of outsourced payroll assets	(14,004)	—	(37,955)	—
Pre-tax gain on sale of IDMS (1)	—	—	(45,667)	—
Deferred income taxes	7,313	(6,552)	14,560	(9,399)
Tax benefit from share-based compensation plans	13,232	12,634	25,032	29,430
Excess tax benefit from share-based compensation plans	(7,506)	(7,967)	(15,761)	(16,720)
Other	2,555	394	2,039	743

Subtotal	198,484	192,966	194,053	188,105

Changes in operating assets and liabilities:
Accounts receivable	(226,467)	(215,488)	(236,938)	(212,884)
Prepaid expenses, taxes and other assets	55,779	66,985	21,093	8,727
Accounts payable	(25,623)	22,619	10,375	48,970
Accrued compensation and related liabilities	42,871	47,436	(49,805)	(33,726)
Deferred revenue	39,497	19,052	23,800	2,273
Income taxes payable	11,855	18,415	(14,338)	2,702
Other liabilities	102,511	91,152	89,304	102,264

Total changes in operating assets and liabilities	423	50,171	(156,509)	(81,674)

Net cash provided by operating activities (1)	198,907	243,137	37,544	106,431

Cash flows from investing activities:
Purchases of available-for-sale debt securities	(159,201)	(479,703)	(448,691)	(880,578)
Liquidation of available-for-sale debt securities	368,111	495,550	717,617	985,747
Maturity of available-for-sale debt securities	43,335	26,784	174,335	61,614
Proceeds from the sale of marketable equity securities	—	—	—	858
Net change in funds held for payroll customers’ money market funds and other cash equivalents	(257,934)	24,438	(218,839)	(54,475)
Purchases of property and equipment	(56,644)	(23,683)	(121,919)	(52,906)
Change in other assets	370	(2,004)	(6,470)	(6,682)
Net change in payroll customer fund deposits	257,934	(24,438)	218,839	54,475
Acquisitions of businesses and intangible assets, net of cash acquired	(131,596)	(1,991)	(134,071)	(61,993)
Cash received from acquirer of outsourced payroll assets	7,281	—	27,303	—
Cash received from acquirer of IDMS (1)	—	—	97,147	—

Net cash provided by investing activities of continuing operations	71,656	14,953	305,251	46,060
Net cash provided by investing activities of discontinued operations	—	20,989	—	20,989

Net cash provided by investing activities	71,656	35,942	305,251	67,049

Cash flows from financing activities:
Net proceeds from issuance of common stock under stock plans	64,145	41,299	115,344	124,197
Purchase of treasury stock	(250,000)	(205,373)	(499,998)	(205,373)
Excess tax benefit from share-based compensation plans	7,506	7,967	15,761	16,720
Issuance of restricted stock units pursuant to Management Stock Purchase Plan	—	—	2,284	—
Other	(4,701)	(874)	(3,595)	(1,315)

Net cash used in financing activities	(183,050)	(156,981)	(370,204)	(65,771)

Effect of exchange rates on cash and cash equivalents	(3,433)	(1,844)	2,356	(982)

Net increase (decrease) in cash and cash equivalents	84,080	120,254	(25,053)	106,727
Cash and cash equivalents at beginning of period	146,068	166,074	255,201	179,601

Cash and cash equivalents at end of period	$230,148	$286,328	$230,148	$286,328

(1)	Because the operating cash flows of our Intuit Distribution Management Solutions (IDMS) discontinued operations were not material for any period presented, we have not segregated them from continuing operations on these statements of cash flows. We have presented the effect of the gain on disposal of IDMS on the statement of cash flows for the six months ended January 31, 2008. See Note 5 to the financial statements.
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
We have included all normal recurring adjustments and the adjustments for discontinued operations that we considered necessary to give a fair presentation of our operating results for the periods presented. These condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2007. Results for the three and six months ended January 31, 2008 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2008 or any other future period.
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
The following table presents the composition of shares used in the computation of basic and diluted net loss per share for the periods indicated.

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
(In thousands, except per share amounts)	2008	2007	2008	2007

Numerator:
Net income from continuing operations	$116,002	$145,580	$68,431	$88,380
Net income (loss) from discontinued operations	(755)	(218)	26,012	(1,948)

Net income	$115,247	$145,362	$94,443	$86,432

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	331,139	347,185	334,362	346,700

Shares used in diluted per share amounts:
Weighted average common shares outstanding	331,139	347,185	334,362	346,700
Dilutive common equivalent shares from stock options and restricted stock awards	11,612	13,388	11,652	13,954

Dilutive weighted average common shares outstanding	342,751	360,573	346,014	360,654

Basic and diluted net income per share:
Basic net income per share from continuing operations	$0.35	$0.42	$0.20	$0.26
Basic net income (loss) per share from discontinued operations	—	—	0.08	(0.01)

Basic net income per share	$0.35	$0.42	$0.28	$0.25

Diluted net income per share from continuing operations	$0.34	$0.40	$0.20	$0.25
Diluted net income (loss) per share from discontinued operations	—	—	0.07	(0.01)

Diluted net income per share	$0.34	$0.40	$0.27	$0.24

Weighted average stock options and restricted stock awards excluded from calculation due to anti-dilutive effect:
Stock options with combined exercise prices and unrecognized compensation expense that were greater than the average market price for the common stock during the period	17,556	9,805	17,852	9,697

Significant Customers
No customer accounted for 10% or more of total net revenue in the three or six months ended January 31, 2008 or 2007. Due to the seasonality of our business, at January 31, 2008 the account of one retail customer represented approximately 18% of total accounts receivable and the account of another retail customer represented approximately 14% of total accounts receivable. No customer accounted for 10% or more of total accounts receivable at July 31, 2007.
Recent Accounting Pronouncements
SFAS 157, “Fair Value Measurements”
In September 2006 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value. This standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007, which means that it will be effective for our fiscal year beginning August 1, 2008. In February 2008 the FASB issued a Staff Position that partially defers the effective date of SFAS 157 for one year for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). We are in the process of evaluating this standard and therefore have not yet determined the impact that the adoption of SFAS 157 will have on our financial position, results of operations or cash flows.
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
SFAS 141 (revised 2007), “Business Combinations”
In December 2007 the FASB issued SFAS 141 (revised 2007), “Business Combinations.” SFAS 141R will significantly change the accounting for business combinations in a number of areas, including the measurement of assets and liabilities acquired and the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will affect the income tax provision. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008, which means that it will be effective for our fiscal year beginning August 1, 2009. Early adoption is prohibited. We are in the process of evaluating this standard and therefore have not yet determined the impact that the adoption of SFAS 141R will have on our financial position, results of operations or cash flows.
SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements”
In December 2007 the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements,” which establishes accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for business arrangements entered into in fiscal years beginning on or after December 15, 2008, which means that it will be effective for our fiscal year beginning August 1, 2009. Early adoption is prohibited. We are in the process of evaluating this standard and therefore have not yet determined the impact that the adoption of SFAS 160 will have on our financial position, results of operations or cash flows.
2. Cash and Cash Equivalents, Investments and Funds Held for Payroll Customers
We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of AAA-rated money market funds in all periods presented. Investments consist of available-for-sale investment-grade debt securities that we carry at fair value. Funds held for payroll customers consist of cash and AAA-rated money market funds. Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market or cash management funds, we diversify our investments by limiting our holdings with any individual issuer.
The following table summarizes our cash and cash equivalents, investments and funds held for payroll customers by balance sheet classification at the dates indicated.

	January 31, 2008		July 31, 2007
(In thousands)	Cost	Fair Value	Cost	Fair Value
Classification on balance sheets:
Cash and cash equivalents	$230,148	$230,148	$255,201	$255,201
Investments	603,774	607,029	1,048,643	1,048,470
Funds held for payroll customers	533,180	533,180	314,341	314,341

Total cash and cash equivalents, investments and funds held for payroll customers	$1,367,102	$1,370,357	$1,618,185	$1,618,012

The following table summarizes our cash and cash equivalents, investments and funds held for payroll customers by investment category at the dates indicated.

	January 31, 2008		July 31, 2007
(In thousands)	Cost	Fair Value	Cost	Fair Value
Type of issue:
Total cash and cash equivalents	$763,328	$763,328	$569,542	$569,542
Available-for-sale debt securities:
Municipal bonds	603,774	607,029	1,043,793	1,043,620
Asset-backed securities	—	—	4,850	4,850

Total available-for-sale debt securities	603,774	607,029	1,048,643	1,048,470

Total cash and cash equivalents, investments and funds held for payroll customers	$1,367,102	$1,370,357	$1,618,185	$1,618,012

We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income in the stockholders’ equity section of our balance sheets. Gross unrealized gains and losses on our available-for-sale debt securities at January 31, 2008 and July 31, 2007 were not significant. We held no available-for-sale debt securities that were in an unrealized loss position at January 31, 2008.
We include realized gains and losses on our available-for-sale debt securities in interest and other income in our statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the three and six months ended January 31, 2008 and 2007 were not significant.
At January 31, 2008, we held approximately $328 million in AAA rated municipal auction rate securities that were valued at reported market prices and classified as current assets. Auction rate securities are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 35 days. Beginning in February 2008, auctions failed for approximately $140 million in par value of municipal auction rate securities we held because sell orders exceeded buy orders. When these auctions failed to clear, higher interest rates for those securities went into effect. However, the funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. The underlying assets of the municipal auction rate securities we hold, including the securities for which auctions have failed, are generally student loans which are guaranteed by the U.S. government. We do not believe the carrying values of these municipal auction rate securities are impaired. In addition, we believe that we will be able to liquidate these investments without significant loss within the next 12 months. We are continuing to monitor the credit markets and may reclassify some or all of these securities from current assets to long-term assets in the future.
The following table summarizes our available-for-sale debt securities classified by the stated maturity date of the security.

	January 31, 2008		July 31, 2007
(In thousands)	Cost	Fair Value	Cost	Fair Value

Due within one year	$87,428	$87,987	$159,564	$159,488
Due within two years	109,836	111,582	25,856	25,808
Due within three years	—	—	14,700	14,700
Due after three years	406,510	407,460	848,523	848,474

Total available-for-sale debt securities	$603,774	$607,029	$1,048,643	$1,048,470

Approximately 79% of our available-for-sale debt securities at January 31, 2008 had an interest reset date, put date or mandatory call date within one year.
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

The components of accumulated other comprehensive income, net of income taxes, were as follows for the periods indicated:

	Unrealized	Realized
	Gain (Loss)	Gain on	Foreign
	on	Derivative	Currency
(In thousands)	Investments	Instruments	Translation	Total

Balance at July 31, 2007	$(105)	$433	$5,768	$6,096
Unrealized gain, net of income tax provision of $1,363	2,067	—	—	2,067
Reclassification adjustment for realized gain included in net income, net of income tax benefit of $1	(1)	—	—	(1)
Amortization of realized gain on derivative instruments, net of income tax provision of $14	—	(21)	—	(21)
Translation adjustment, net of income taxes allocated of $679	—	—	1,028	1,028

Other comprehensive income	2,066	(21)	1,028	3,073

Balance at January 31, 2008	$1,961	$412	$6,796	$9,169

	Unrealized	Unrealized
	Gain (Loss)	Gain on	Foreign
	on	Derivative	Currency
(In thousands)	Investments	Instruments	Translation	Total

Balance at July 31, 2006	$(462)	$—	$1,546	$1,084
Unrealized gain, net of income tax provision of $148	225	—	—	225
Reclassification adjustment for realized gain included in net income, net of income tax benefit	(1)	—	—	(1)
Unrealized gain on derivative instruments, net of income tax provision of $8,805	—	13,459	—	13,459
Translation adjustment, net of income taxes allocated of $641	—	—	(977)	(977)

Other comprehensive income	224	13,459	(977)	12,706

Balance at January 31, 2007	$(238)	$13,459	$569	$13,790

Comprehensive net income was as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
(In thousands)	2008	2007	2008	2007

Net income	$115,247	$145,362	$94,443	$86,432
Other comprehensive income	458	11,991	3,073	12,706

Comprehensive net income, net of income taxes	$115,705	$157,353	$97,516	$99,138

Income tax provision netted against other comprehensive income	$302	$9,381	$2,027	$9,594

4. Acquisitions
Electronic Clearing House, Inc.
On December 19, 2007 we entered into a definitive agreement to acquire Electronic Clearing House, Inc. (ECHO). Under the terms of the agreement, Intuit will pay $17.00 per share in cash for each share of ECHO common stock, including shares issuable upon exercise of options, for total consideration of approximately $131 million on a fully diluted basis. ECHO is a provider of electronic payment processing services and will become part of our Payroll and Payments segment. The transaction is subject to ECHO shareholder approval and other customary closing conditions and is expected to close during the third quarter of fiscal 2008.
Homestead Technologies Inc.
On December 18, 2007 we acquired all of the outstanding shares of Homestead Technologies Inc. (Homestead) for total consideration of approximately $170 million on a fully diluted basis. The total consideration was comprised of the purchase price of $146 million, which included the fair value of vested stock options assumed, and the $24 million fair value of unvested stock options and restricted stock units assumed. Homestead is a provider of Web site services to small businesses. We acquired Homestead as part of our strategy to help small businesses acquire and serve customers through the Internet. Homestead became part of our QuickBooks segment.
Under the purchase method of accounting we allocated the total purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. We estimated the fair values with the assistance of a third party appraisal firm. The fair values assigned to identifiable intangible assets acquired were based on estimates and assumptions determined by management. We recorded the excess of purchase price over the aggregate fair values as goodwill. We allocated the purchase price using the information currently available. We may adjust the preliminary purchase price allocation after obtaining more information about asset valuations and liabilities assumed. We allocated approximately $14 million of the purchase price to tangible assets and liabilities and approximately $22 million of the purchase price to identified intangible assets. We recorded the excess purchase price of approximately $110 million as goodwill, none of which is deductible for income tax purposes. The identified intangible assets are being amortized over a weighted average life of five years.
We have included Homestead’s results of operations in our consolidated results of operations from the date of acquisition. Homestead’s results of operations for periods prior to the date of acquisition were not material when compared with our consolidated results of operations.
Digital Insight Corporation
We completed the acquisition of Digital Insight Corporation for a purchase price of approximately $1.34 billion on February 6, 2007. We have included Digital Insight’s results of operations in our consolidated results of operations from the date of acquisition. The unaudited financial information in the table below summarizes the combined results of operations of Intuit and Digital Insight on a pro forma basis, as though the companies had been combined as of the beginning of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and the issuance of $1 billion of related senior notes had taken place at the beginning of the periods presented. The pro forma financial information also includes adjustments to share-based compensation expense for stock options assumed, adjustments to depreciation expense for acquired property and equipment, amortization charges for acquired intangible assets, adjustments to interest income, and related tax effects. The pro forma financial information for the three and six months ended January 31, 2007 combines our historical results for those periods with the historical results of Digital Insight for the three and six months ended December 31, 2006.

     The following table summarizes the pro forma financial information:

	Three Months Ended		Six Months Ended
	January 31, 2007		January 31, 2007
(In thousands)	As Reported	Pro Forma	As Reported	Pro Forma

Total net revenue	$750,637	$814,249	$1,101,130	$1,226,286
Net income from continuing operations	145,580	130,160	88,380	59,463

Net income per share from continuing operations:
Basic	$0.42	$0.37	$0.26	$0.17
Diluted	$0.40	$0.36	$0.25	$0.16
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
In accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we determined that IDMS became a discontinued operation in the fourth quarter of fiscal 2007. We have therefore segregated the net assets and operating results of IDMS from continuing operations on our balance sheets and in our statements of operations for all periods prior to the sale. Assets held for sale at July 31, 2007 consisted primarily of goodwill and purchased intangible assets. Because IDMS operating cash flows were not material for any period presented, we have not segregated them from continuing operations on our statements of cash flows. We have presented the effect of the gain on disposal of IDMS on our statement of cash flows for the six months ended January 31, 2008.
Revenue and net loss from IDMS discontinued operations were $1.9 million and $0.7 million for the six months ended January 31, 2008. Revenue and net loss from IDMS discontinued operations were $12.7 million and $0.2 million for the three months ended January 31, 2007 and $24.2 million and $1.9 million for the six months then ended.
Sale of Outsourced Payroll Assets
In March 2007 we sold certain assets related to our Complete Payroll and Premier Payroll Service businesses to Automatic Data Processing, Inc. (ADP) for a price of up to approximately $135 million in cash. The final purchase price is contingent upon the number of customers that transition to ADP. Due to customer attrition during the fourth quarter of fiscal 2007 and the first two quarters of fiscal 2008, we currently estimate the maximum sales price to be approximately $111 million and the maximum pre-tax net gain to be approximately $102 million. The assets were part of our Payroll and Payments segment.
In accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have not accounted for this transaction as a discontinued operation because the operations and cash flows of the assets could not be clearly distinguished, operationally or for financial reporting purposes, from the rest of our outsourced payroll business. We will recognize the net gain on the sale of the assets as customers are transitioned pursuant to the agreement over a period not to exceed one year from the date of the sale. In the three and six months ended January 31, 2008 we recorded pre-tax net gains of $14.0 million and $38.0 million in our statement of operations for customers who transitioned to ADP during those periods. The total pre-tax net gain recognized from the inception of this transaction through January 31, 2008 was $69.6 million. We held deposits received from ADP of $11.8 million and $30.3 million in other current liabilities on our balance sheet at January 31, 2008 and July 31, 2007. Assets held for sale at January 31, 2008 and July 31, 2007 consisted of $2.3 million and $5.1 million in customer lists and were included in purchased intangible assets on our balance sheets.

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
Other Businesses consist primarily of Quicken, Intuit Real Estate Solutions (IRES), and our business in Canada. Quicken product revenue is derived primarily from Quicken desktop software products. Quicken service and other revenue consists primarily of fees from consumer online transactions and from Quicken-branded credit card and bill payment offerings that we provide through our partners. Service and other revenue in our IRES business consists primarily of revenue from property management software solutions. In Canada, product revenue is derived primarily from localized versions of QuickBooks and Quicken as well as consumer desktop tax return preparation software and professional tax preparation products. Service and other revenue in Canada consists primarily of revenue from payroll services and QuickBooks support plans.
Our QuickBooks, Payroll and Payments, Consumer Tax, Professional Tax and Financial Institutions segments operate primarily in the United States. All of our segments sell primarily to customers located in the United States. International total net revenue was 5% or less of consolidated total net revenue for all periods presented.
We include costs such as corporate selling and marketing, product development, and general and administrative expenses and share-based compensation expenses that are not allocated to specific segments in a category we call Corporate. The Corporate category also includes amortization of purchased intangible assets, acquisition-related charges, impairment of goodwill and purchased intangible assets, interest expense, interest and other income, and realized net gains or losses on marketable equity securities and other investments.
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

The following tables show our financial results by reportable segment for the three and six months ended January 31, 2008 and 2007.

		Payroll
		and	Consumer	Professional	Financial	Other
(In thousands)	QuickBooks	Payments	Tax	Tax	Institutions	Businesses	Corporate	Consolidated

Three Months Ended January 31, 2008
Product revenue	$144,118	$53,870	$181,134	$103,199	$178	$58,291	$—	$540,790
Service and other revenue	31,301	84,085	67,150	2,211	72,129	37,208	—	294,084

Total net revenue	175,419	137,955	248,284	105,410	72,307	95,499	—	834,874

Segment operating income	55,718	56,756	116,498	61,416	12,609	31,475	—	334,472
Common expenses	—	—	—	—	—	—	(139,460)	(139,460)

Subtotal	55,718	56,756	116,498	61,416	12,609	31,475	(139,460)	195,012
Amortization of purchased intangible assets	—	—	—	—	—	—	(13,299)	(13,299)
Acquisition-related charges	—	—	—	—	—	—	(8,083)	(8,083)
Interest expense	—	—	—	—	—	—	(13,510)	(13,510)
Interest and other income	—	—	—	—	—	—	4,925	4,925
Gain on sale of outsourced payroll assets	—	—	—	—	—	—	14,004	14,004

Income (loss) from continuing operations before income taxes	$55,718	$56,756	$116,498	$61,416	$12,609	$31,475	$(155,423)	$179,049

		Payroll
		and	Consumer	Professional	Financial	Other
(In thousands)	QuickBooks	Payments	Tax	Tax	Institutions	Businesses	Corporate	Consolidated

Three Months Ended January 31, 2007
Product revenue	$144,993	$51,274	$167,601	$125,585	$22	$56,589	$—	$546,064
Service and other revenue	21,472	86,896	55,804	5,130	6,338	28,933	—	204,573

Total net revenue	166,465	138,170	223,405	130,715	6,360	85,522	—	750,637

Segment operating income	52,719	60,252	112,733	80,471	2,046	31,409	—	339,630
Common expenses	—	—	—	—	—	—	(121,240)	(121,240)

Subtotal	52,719	60,252	112,733	80,471	2,046	31,409	(121,240)	218,390
Amortization of purchased intangible assets	—	—	—	—	—	—	(2,304)	(2,304)
Acquisition-related charges	—	—	—	—	—	—	(1,369)	(1,369)
Interest and other income	—	—	—	—	—	—	11,027	11,027

Income (loss) from continuing operations before income taxes	$52,719	$60,252	$112,733	$80,471	$2,046	$31,409	$(113,886)	$225,744

		Payroll
		and	Consumer	Professional	Financial	Other
(In thousands)	QuickBooks	Payments	Tax	Tax	Institutions	Businesses	Corporate	Consolidated

Six Months Ended January 31, 2008
Product revenue	$264,812	$107,404	$183,972	$112,534	$264	$90,424	$—	$759,410
Service and other revenue	57,534	161,887	77,629	3,858	144,209	75,285	—	520,402

Total net revenue	322,346	269,291	261,601	116,392	144,473	165,709	—	1,279,812

Segment operating income	92,380	113,864	82,797	40,357	25,020	42,431	—	396,849
Common expenses	—	—	—	—	—	—	(284,210)	(284,210)

Subtotal	92,380	113,864	82,797	40,357	25,020	42,431	(284,210)	112,639
Amortization of purchased intangible assets	—	—	—	—	—	—	(26,113)	(26,113)
Acquisition-related charges	—	—	—	—	—	—	(16,095)	(16,095)
Interest expense	—	—	—	—	—	—	(27,559)	(27,559)
Interest and other income	—	—	—	—	—	—	22,116	22,116
Gain on marketable equity securities and other investments, net	—	—	—	—	—	—	713	713
Gain on sale of outsourced payroll assets	—	—	—	—	—	—	37,955	37,955

Income (loss) from continuing operations before income taxes	$92,380	$113,864	$82,797	$40,357	$25,020	$42,431	$(293,193)	$103,656

		Payroll
		and	Consumer	Professional	Financial	Other
(In thousands)	QuickBooks	Payments	Tax	Tax	Institutions	Businesses	Corporate	Consolidated

Six Months Ended January 31, 2007
Product revenue	$261,176	$102,217	$169,135	$134,010	$46	$89,596	$—	$756,180
Service and other revenue	40,532	161,471	65,515	6,387	11,832	59,213	—	344,950

Total net revenue	301,708	263,688	234,650	140,397	11,878	148,809	—	1,101,130

Segment operating income	81,064	107,949	78,847	58,522	3,351	43,378	—	373,111
Common expenses	—	—	—	—	—	—	(249,333)	(249,333)

Subtotal	81,064	107,949	78,847	58,522	3,351	43,378	(249,333)	123,778
Amortization of purchased intangible assets	—	—	—	—	—	—	(4,333)	(4,333)
Acquisition-related charges	—	—	—	—	—	—	(3,247)	(3,247)
Interest and other income	—	—	—	—	—	—	21,315	21,315
Gain on marketable equity securities and other investments, net	—	—	—	—	—	—	1,221	1,221

Income (loss) from continuing operations before income taxes	$81,064	$107,949	$78,847	$58,522	$3,351	$43,378	$(234,377)	$138,734

7. Current Liabilities
Unsecured Revolving Credit Facility
On March 22, 2007 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on March 22, 2012. Advances under the credit facility will accrue interest at rates that are equal to, at our election, either Citibank’s base rate or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.18% to 0.575% based on our senior debt credit ratings. The applicable interest rate will be increased by 0.05% for any period in which the total principal amount of advances and letters of credit under the credit facility exceeds $250 million. The agreement includes covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 and a ratio of annual EBITDA to interest payable of not less than 3.00 to 1.00. We were in compliance with these covenants at January 31, 2008. We may use amounts borrowed under this credit facility for general corporate purposes or for future acquisitions or expansion of our business. To date we have not borrowed under this credit facility.

Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

	January 31,	July 31,
(In thousands)	2008	2007

Reserve for product returns	$73,580	$25,833
Reserve for rebates	41,203	18,918
Interest payable	20,597	21,061
Deposit received from acquirer of outsourced payroll assets	11,836	30,257
Executive deferred compensation plan	44,249	35,898
Other	53,796	39,683

Total other current liabilities	$245,261	$171,650

The balances of several of our other current liabilities, particularly our reserves for product returns and rebates, are affected by the seasonality of our business. See Note 1.
8. Long-Term Obligations
Senior Unsecured Notes
In connection with our acquisition of Digital Insight Corporation, on March 12, 2007 we issued $500 million of 5.40% senior unsecured notes due on March 15, 2012 and $500 million of 5.75% senior unsecured notes due on March 15, 2017 (together, the Notes), for a total principal amount of $1 billion. The Notes are redeemable by Intuit at any time, subject to a make-whole premium. We paid $28.4 million in cash for interest on the Notes during the six months ended January 31, 2008. Based on the trading prices of the Notes at January 31, 2008 and July 31, 2007 and the interest rates we could obtain for other borrowings with similar terms at those dates, the estimated fair value of the Notes at those dates was approximately $1.0 billion and $963.0 million.
     The following table summarizes our senior unsecured notes at the dates indicated:

	January 31,	July 31,
(In thousands)	2008	2007

Senior notes:
5.40% fixed-rate notes, due 2012	$500,000	$500,000
5.75% fixed-rate notes, due 2017	500,000	500,000

Total senior notes	1,000,000	1,000,000
Unamortized discount	(2,094)	(2,181)

Total	$997,906	$997,819

Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

	January 31,	July 31,
(Dollars in thousands)	2008	2007

Capital lease obligations: Monthly installments through 2011; interest rates of 4.50% to 6.75%	$1,952	$2,377
Deferred rent	56,339	49,205
Long term deferred revenue	12,211	8,715
Long term income tax liabilities	33,316	—
Other	5,637	4,843

Total long-term obligations	109,455	65,140
Less current portion (included in other current liabilities)	(8,928)	(7,384)

Long-term obligations due after one year	$100,527	$57,756

We reclassified certain income tax liabilities to long-term obligations as a result of our adoption of FIN 48 on August 1, 2007. See Note 9.
Innovative Merchant Solutions Loan and Buyout Commitments
In April 2005 our wholly owned subsidiary, Innovative Merchant Solutions (IMS), became a member of Superior Bankcard Services, LLC (SBS), a newly formed entity that acquires merchant accounts for IMS. Our consolidated financial statements include the financial position, results of operations and cash flows of SBS, after elimination of all significant intercompany balances and transactions, including amounts outstanding under the credit agreement described below. See Note 1. In connection with the formation of this entity IMS agreed to provide to SBS revolving loans in an amount of up to $40.0 million under the terms of a credit agreement. The credit agreement expires in July 2013, although certain events, such as a sale of SBS, can trigger earlier termination. Amounts outstanding under this agreement at January 31, 2008 totaled $10.0 million at interest rates of 8.5% to 9.25%. Amounts outstanding under this agreement at July 31, 2007 totaled $11.2 million at an interest rate of 9.25%. There are no scheduled repayments on the outstanding loan balance. All unpaid principal amounts and the related accrued interest are due and payable in full at the loan expiration date.
The operating agreement of SBS requires that, no later than July 2009, either IMS agree to purchase the minority members’ interests in SBS at a price to be set by negotiation or arbitration, or IMS and the minority members pursue a sale of their interests in SBS to a third party.
9. Income Taxes
Effective Tax Rate
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and other taxable items. Our effective tax rate for the three months ended January 31, 2008 was approximately 35% and did not differ significantly from the federal statutory rate. State income taxes were offset primarily by the benefit we received from tax exempt interest income, the domestic production activities deduction, and federal and state research and experimental credits. Our effective tax rate for the three months ended January 31, 2007 was approximately 35% and did not differ from the federal statutory rate. State income taxes were offset primarily by the benefit we received from federal and state research and experimental credits and tax exempt interest income. In addition, we benefited from the retroactive extension of the federal research and experimental credit in the fiscal 2007 period.
Our effective tax rate for the six months ended January 31, 2008 was approximately 33%. This differed from the federal statutory rate of 35% primarily due to the benefit we received from tax exempt interest income, the domestic production activities deduction, federal and state research and experimental credits, and a one-time benefit related to executive stock compensation, partially offset by state income taxes. Our effective tax rate for the six months ended

January 31, 2007 was approximately 36%. This differed from the federal statutory rate of 35% primarily due to state income taxes, which were partially offset by the benefit we received from federal and state research and experimental credits and tax exempt interest income. In addition, we benefited from the retroactive extension of the federal research and experimental credit in the fiscal 2007 period.
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
As a result of the adoption of FIN 48, there was no cumulative effect of the change on our retained earnings. We increased deferred tax assets and income taxes payable by $8.4 million and reclassified $30.2 million of income taxes payable from current liabilities to long-term liabilities as a result of the adoption of FIN 48.
The total amount of our unrecognized tax benefits at August 1, 2007 was $33.3 million. Net of related deferred tax assets, unrecognized tax benefits were $25.1 million at that date. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $11.2 million. The recognition of the balance of these net benefits would result in an increase to stockholders’ equity of $6.8 million and a decrease to goodwill of $7.1 million. There were no material changes to these amounts during the three and six months ended January 31, 2008. We do not believe that it is reasonably possible that there will be a significant increase or decrease in unrecognized tax benefits over the next 12 months.
We file U.S. federal, U.S. state, and foreign tax returns. Our major tax jurisdictions are U.S. federal and the state of California. For U.S. federal tax returns we are generally no longer subject to tax examinations for years prior to fiscal 2005. For California tax returns we are generally no longer subject to tax examinations for years prior to fiscal 2003.
We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of the date of our adoption of FIN 48, we had accrued $3.6 million for the payment of interest and had no accruals for the payment of penalties. The amount of interest and penalties recognized during the three and six months ended January 31, 2008 was not material.
10. Stockholders’ Equity
Stock Repurchase Programs
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. We repurchased 8.2 million and 16.3 million shares for $250 million and $500 million under these programs during the three and six months ended January 31, 2008. We repurchased 6.7 million shares for $205.4 million under these programs during the three and six months ended January 31, 2007. At January 31, 2008, we had authorization from our Board to expend $300 million for future stock repurchases.
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

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
(In thousands, except per share amounts)	2008	2007	2008	2007

Cost of product revenue	$283	$262	$559	$480
Cost of service and other revenue	1,953	546	3,411	1,073
Selling and marketing	9,728	5,690	17,426	11,384
Research and development	8,118	5,465	15,999	10,675
General and administrative	9,452	7,071	18,794	14,041

Decrease in operating income from continuing operations and income from continuing operations before income taxes	29,534	19,034	56,189	37,653
Income tax benefit	(11,056)	(6,740)	(21,191)	(13,445)

Decrease in net income from continuing operations	$18,478	$12,294	$34,998	$24,208

Decrease in net income per share from continuing operations:
Basic	$0.06	$0.04	$0.10	$0.07

Diluted	$0.05	$0.03	$0.10	$0.07

At January 31, 2008, there was $211.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans which we expect to recognize as expense in the future. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.0 years.

Stock Option Activity
A summary of activity under all share-based compensation plans for the six months ended January 31, 2008 was as follows:

		Options Outstanding
			Weighted
			Average
	Shares		Exercise
	Available	Number	Price
	for Grant	of Shares	Per Share

Balance at July 31, 2007	6,410,464	54,489,650	$24.05
Additional shares authorized	10,000,000	—	—
Options assumed and converted related to acquisitions	—	647,992	2.00
Options granted	(917,840)	917,840	29.44
Restricted stock units granted	(2,531,413)	—	—
Options exercised	—	(5,483,557)	19.82
Options and shares canceled or expired and returned to option pool, net of options canceled from expired plans	1,089,552	(1,189,820)	28.95
Restricted stock units canceled and returned to option pool, net of restricted stock units canceled from expired plans	253,971	—	—

Balance at January 31, 2008	14,304,734	49,382,105	$24.22

At January 31, 2008, 35,321,942 options were exercisable at a weighted average exercise price of $22.42 per share.
Restricted Stock Unit Activity
A summary of restricted stock unit activity for the six months ended January 31, 2008 was as follows:

		Weighted
		Average
		Fair
Restricted Stock Units	Shares	Value

Nonvested at July 31, 2007	2,504,686	$29.88
Granted	2,531,413	28.17
Restricted stock units asssumed and converted related to acquisitions	561,887	29.78
Vested	(238,588)	26.94
Forfeited	(254,005)	29.96

Nonvested at January 31, 2008	5,105,393	$29.15

11. Litigation
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
Executive Overview
This overview provides a high level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important in order to understand our financial results for the second quarter and first six months of fiscal 2008 as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Quarterly Report on Form 10-Q.
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
Seasonality and Trends
Our QuickBooks, Consumer Tax and Professional Tax businesses are highly seasonal. Some of our other offerings are also seasonal, but to a lesser extent. Revenue from many of our small business software products, including

QuickBooks, tends to be at its peak around calendar year end, although the timing of new product releases or changes in our offerings can materially shift revenue between quarters. Sales of income tax preparation products and services are heavily concentrated in the period from November through April. In our Consumer Tax business, a greater proportion of our revenue has been occurring later in this seasonal period due in part to the growth in sales of TurboTax Online, for which revenue is recognized upon filing. The seasonality of our Consumer Tax and Professional Tax revenue is also affected by the timing of the availability of tax forms from taxing agencies and the ability of those agencies to receive electronic tax return submissions. Delays in the availability of tax forms or the ability of taxing agencies to receive submissions can cause revenue to shift from our second fiscal quarter to our third fiscal quarter. These seasonal patterns mean that our total net revenue is usually highest during our second quarter ending January 31 and third quarter ending April 30. We typically report losses in our first quarter ending October 31 and fourth quarter ending July 31, when revenue from our tax businesses is minimal while operating expenses continue at relatively consistent levels. We believe the seasonality of our revenue is likely to continue in the future. In MD&A we often focus on year-to-date results for our seasonal businesses as they are generally more meaningful than quarterly results.
Overview of Financial Results
Total net revenue for the first six months of fiscal 2008 was $1.28 billion, up 16% compared with the first six months of fiscal 2007. The fiscal 2008 revenue increase was due to our acquisition of Digital Insight and, to a lesser extent, to revenue growth in our Consumer Tax segment. We estimate that, compared with the second quarter of fiscal 2007, changes in our Professional Tax offerings and delay of delivery of certain product and service elements for the 2007 tax year caused an additional $23 million in Professional Tax revenue to be deferred from the second quarter of fiscal 2008 to the third quarter of fiscal 2008. Excluding the impact of our acquisition of Digital Insight, the transition of certain outsourced payroll customers in connection with a sale of assets to Automatic Data Processing, Inc. (ADP), and the deferral of Professional Tax revenue described above, we estimate that total net revenue for the first six months of fiscal 2008 would have increased 10% compared with the same period of fiscal 2007.
Operating income from continuing operations of $70.4 million for the first six months of fiscal 2008 decreased 39% compared with $116.2 million for the first six months of fiscal 2007. Fiscal 2008 revenue growth was more than offset by higher costs of revenue and higher operating expenses. Higher costs and expenses in the first six months of fiscal 2008 reflect our acquisition of Digital Insight, which has a higher cost structure than our other businesses. Higher costs and expenses in that period also reflect higher costs of revenue associated with revenue growth in our other segments, increased investment in research and development for new and existing offerings, and increases in advertising and other marketing expenses to support the launch of our Consumer Tax offerings. The effects of these factors are described in more detail below.
Net income from continuing operations of $68.4 million for the first six months of fiscal 2008 decreased 23% compared with $88.4 million for the first six months of fiscal 2007. In the fiscal 2008 period we incurred interest expense of $27.6 million on the debt we issued in connection with our February 2007 acquisition of Digital Insight. We also recorded a pre-tax gain of $38.0 million on the sale of certain outsourced payroll assets in the first six months of fiscal 2008. Our effective tax rates for the first six months of fiscal 2008 and 2007 were approximately 33% and 36%. Diluted net income per share from continuing operations of $0.20 for the first six months of fiscal 2008 decreased 20% compared with $0.25 for the same period of fiscal 2007 due to these factors.
On December 18, 2007 we acquired all of the outstanding shares of Homestead Technologies Inc. for total consideration of approximately $170 million on a fully diluted basis. Homestead is a provider of Web site services to small businesses and became part of our QuickBooks segment.
On December 19, 2007 we entered into a definitive agreement to acquire Electronic Clearing House, Inc. (ECHO). Under the terms of the agreement, Intuit will pay $17.00 per share in cash for each share of ECHO common stock, including shares issuable upon exercise of options, for total consideration of approximately $131 million on a fully diluted basis. ECHO is a provider of electronic payment processing services and will become part of our Payroll and Payments segment. The transaction is subject to ECHO shareholder approval and other customary closing conditions and is expected to close during the third quarter of fiscal 2008.
We ended the second quarter of fiscal 2008 with cash and investments totaling $837.2 million, a decrease of $466.5 million from July 31, 2007. In the first six months of fiscal 2008 we generated cash from continuing operations, the sale of investments, the sale of our Intuit Distribution Management Solutions business and the issuance of common stock under employee stock plans. During the same period we used cash for the repurchase of 16.3 million shares of our common stock for $500 million under our stock repurchase programs, for the purchase of Homestead Technologies, for purchases of property and equipment and for seasonal working capital needs. At January 31, 2008, we had authorization from our Board to expend $300 million for future stock repurchases. See “Liquidity and Capital Resources” later in this Item 2 for more information.
Critical Accounting Policies and Estimates
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2007 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Except for the change to our income tax policy that is discussed in “Income Taxes – Adoption of FASB Interpretation No. 48” below, we believe that during the first six months of fiscal 2008 there were no significant changes in those critical accounting policies and estimates. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit Committee of our Board of Directors.
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
Results of Operations
Financial Overview

(Dollars in millions,					YTD	YTD
except per	Q2	Q2	$	%	Q2	Q2	$	%
share amounts)	FY08	FY07	Change	Change	FY08	FY07	Change	Change

Total net revenue	$834.9	$750.6	$84.3	11%	$1,279.8	$1,101.1	$178.7	16%
Operating income from continuing operations	173.6	214.7	(41.1)	(19%)	70.4	116.2	(45.8)	(39%)
Net income from continuing operations	116.0	145.6	(29.6)	(20%)	68.4	88.4	(20.0)	(23%)
Diluted net income per share from continuing operations	$0.34	$0.40	$(0.06)	(15%)	$0.20	$0.25	$(0.05)	(20%)

Total net revenue increased $84.3 million or 11% in the second quarter of fiscal 2008 compared with the second quarter of fiscal 2007. Total net revenue was higher in the second quarter of fiscal 2008 due to our acquisition of Digital Insight, which accounted for about $65 million of the increase, and, to a lesser extent, to revenue growth in our Consumer Tax segment. Excluding the impact of our acquisition of Digital Insight, the transition of certain outsourced payroll customers in connection with a sale of assets to ADP, and the deferral of Professional Tax revenue described below, we estimate that total net revenue for the second quarter of fiscal 2008 would have increased 9% compared with the same period of fiscal 2007. Consumer Tax segment revenue increased $24.9 million or 11% in the second quarter of fiscal 2008 due to growth in TurboTax Online units. Professional Tax segment revenue decreased $25.3 million or 19% in the second quarter of fiscal 2008. We estimate that, compared with the second quarter of fiscal 2007, changes in our Professional Tax offerings and delay of delivery of certain product and service elements for the 2007 tax year caused an additional $23 million in Professional Tax revenue to be deferred from the second quarter of fiscal 2008 to the third quarter of fiscal 2008. Revenue in our QuickBooks segment was up 5% and Payroll and Payments segment revenue was flat. Payroll and Payments segment revenue for the second quarter of fiscal 2008 increased 16% when adjusted for the ongoing transition of certain outsourced payroll customers in connection with a sale of assets to ADP. See “Total Net Revenue by Business Segment” later in this Item 2 for more information.
Total net revenue increased $178.7 million or 16% in the first six months of fiscal 2008 compared with the first six months of fiscal 2007. Total net revenue was higher in the fiscal 2008 period due to our acquisition of Digital Insight, which accounted for about $131 million of the increase and, to a lesser extent, to revenue growth in our Consumer Tax segment. Excluding the impact of our acquisition of Digital Insight, the transition of certain outsourced payroll customers in connection with a sale of assets to ADP, and the deferral of Professional Tax revenue described above, we estimate that total net revenue for the first six months of fiscal 2008 would have increased 10% compared with the same period of fiscal 2007. Consumer Tax segment revenue increased $27.0 million or 11% in the first six months of fiscal 2008 due to growth in TurboTax Online units. Professional Tax segment revenue decreased $24.0 million or 17% in the first six months of fiscal 2008 due to the deferral of revenue described above. Revenue in our QuickBooks segment was up 7% and Payroll and Payments segment revenue increased 2%. Payroll and Payments segment revenue for the first six months of fiscal 2008 increased 17% when adjusted for the ongoing transition of certain outsourced payroll customers in connection with a sale of assets to ADP. See “Total Net Revenue by Business Segment” later in this Item 2 for more information.
Higher revenue in the second quarter and first six months of fiscal 2008 was more than offset by higher costs and expenses, including costs and expenses associated with Digital Insight. The costs and expenses for our Financial Institutions segment, which includes Digital Insight, are relatively higher as a percentage of revenue than the costs and expenses for our other businesses. Including Digital Insight, increases for the first six months of fiscal 2008 were approximately $60 million for cost of product, service and other revenue, almost $70 million for product development, approximately $60 million for selling and marketing expenses and approximately $38 million for the amortization of Digital Insight intangible assets. See “Cost of Revenue” and “Operating Expenses” later in this Item 2 for more information.
Net income from continuing operations decreased $29.6 million or 20% in the second quarter of fiscal 2008 and $20.0 million or 23% in the first six months of fiscal 2008 compared with the same periods of fiscal 2007. In the first six months of fiscal 2008 we incurred interest expense of $27.6 million on the debt we issued in connection with our February 2007 acquisition of Digital Insight. We also recorded a pre-tax gain of $38.0 million on the sale of certain outsourced payroll assets in the first six months of fiscal 2008. Our effective tax rates for the second quarters of fiscal 2008 and 2007 were approximately 35%. Our effective tax rates for the first six months of fiscal 2008 and 2007 were approximately 33% and 36%. See “Income Taxes” later in this Item 2 for more information. Due to these factors, diluted net income per share from continuing operations decreased 15% to $0.34 in the second quarter of fiscal 2008 and decreased 20% to $0.20 in the first six months of fiscal 2008 compared with the same periods of fiscal 2007.

Total Net Revenue by Business Segment
The table below and the discussion of net revenue by business segment that follows it are organized in accordance with our six reportable business segments. See Note 6 to the financial statements in Item 1 for descriptions of product revenue and service and other revenue for each segment.

		% of		% of			% of		% of
		Total		Total		YTD	Total	YTD	Total
	Q2	Net	Q2	Net	%	Q2	Net	Q2	Net	%
(Dollars in millions)	FY08	Revenue	FY07	Revenue	Change	FY08	Revenue	FY07	Revenue	Change

QuickBooks
Product revenue	$144.1		$145.0			$264.8		$261.2
Service and other revenue	31.3		21.5			57.5		40.5

Subtotal	175.4	21%	166.5	22%	5%	322.3	25%	301.7	27%	7%

Payroll and Payments
Product revenue	53.9		51.3			107.4		102.2
Service and other revenue	84.1		86.9			161.9		161.5

Subtotal	138.0	16%	138.2	19%	—	269.3	21%	263.7	24%	2%

Consumer Tax
Product revenue	181.1		167.6			184.0		169.1
Service and other revenue	67.2		55.8			77.6		65.5

Subtotal	248.3	30%	223.4	30%	11%	261.6	21%	234.6	21%	11%

Professional Tax
Product revenue	103.2		125.6			112.5		134.0
Service and other revenue	2.2		5.1			3.9		6.4

Subtotal	105.4	13%	130.7	17%	(19%)	116.4	9%	140.4	13%	(17%)

Financial Institutions
Product revenue	0.2		—			0.3		0.1
Service and other revenue	72.1		6.3			144.2		11.8

Subtotal	72.3	9%	6.3	1%	NM	144.5	11%	11.9	1%	NM

Other Businesses
Product revenue	58.3		56.6			90.4		89.6
Service and other revenue	37.2		28.9			75.3		59.2

Subtotal	95.5	11%	85.5	11%	12%	165.7	13%	148.8	14%	11%

Total Company
Product revenue	540.8		546.1			759.4		756.2
Service and other revenue	294.1		204.5			520.4		344.9

Total net revenue	$834.9	100%	$750.6	100%	11%	$1,279.8	100%	$1,101.1	100%	16%

NM = Not meaningful
QuickBooks
QuickBooks segment net revenue increased $8.9 million or 5% in the second quarter of fiscal 2008 and $20.6 million or 7% in the first six months of fiscal 2008 compared with the same periods of fiscal 2007. Total QuickBooks software unit sales, including activations of our free Simple Start offering, increased 4% in the first six months of fiscal 2008 compared with the same period of fiscal 2007. Revenue growth in that period was also driven by a 33% increase in QuickBooks Online Edition subscribers and growth in revenue from secondary products and services sold in conjunction with QuickBooks software units.

Payroll and Payments
Payroll and Payments net revenue was flat in the second quarter of fiscal 2008 compared with the second quarter of fiscal 2007. In our Payments business, merchant services revenue increased 27% in the second quarter of fiscal 2008 due to 20% growth in the customer base, 4% higher transaction volume per customer and price increases. Small business payroll revenue decreased 12% in the second quarter of fiscal 2008 compared with the second quarter of fiscal 2007 as we continued to transition portions of our Complete Payroll and Premier Payroll Services customer base in connection with a sale of assets to ADP. We estimate that revenue growth in our Payroll and Payments segment in the second quarter of fiscal 2008 would have been approximately 16% when adjusted for the impact of the sale of those customers.
Payroll and Payments net revenue increased $5.6 million or 2% in the first six months of fiscal 2008 compared with the same period of fiscal 2007. In our Payments business, merchant services revenue increased 31% in the first six months of fiscal 2008 due to 20% growth in the customer base, 4% higher transaction volume per customer and price increases. Small business payroll revenue decreased 10% in the first six months of fiscal 2008 compared with the same period of fiscal 2007 as we continued to transition portions of our Complete Payroll and Premier Payroll Services customer base in connection with a sale of assets to ADP. We estimate that revenue growth in our Payroll and Payments segment in the first six months of fiscal 2008 would have been approximately 17% when adjusted for the impact of the sale of those customers.
Consumer Tax
Consumer Tax total net revenue increased $24.9 million or 11% in the second quarter of fiscal 2008 and $27.0 million or 11% in the first six months of fiscal 2008 compared with the same periods of fiscal 2007. The fiscal 2008 increases were due to 13% growth in total federal TurboTax units, driven by growth in TurboTax Online units. Due to the seasonal nature of our Consumer Tax business, we will not have substantially complete results for the 2007 tax season until the third quarter of fiscal 2008.
Professional Tax
Professional Tax total net revenue decreased $25.3 million or 19% in the second quarter of fiscal 2008 and $24.0 million or 17% in the first six months of fiscal 2008 compared with the same periods of fiscal 2007. We estimate that, compared with the second quarter of fiscal 2007, changes in our Professional Tax offerings and delay of delivery of certain product and service elements for the 2007 tax year caused an additional $23 million in Professional Tax revenue to be deferred from the second quarter of fiscal 2008 to the third quarter of fiscal 2008. If this deferral of revenue had not occurred, we estimate that Professional Tax revenue would have been flat in the first six months of fiscal 2008 compared with the same period of fiscal 2007. Due to the seasonal nature of our Professional Tax business, we will not have substantially complete results for the 2007 tax season until the third quarter of fiscal 2008.
Financial Institutions
Financial Institutions net revenue increased $66.0 million to $72.3 million in the second quarter of fiscal 2008 and increased $132.6 million to $144.5 million compared with the same periods of fiscal 2007. The fiscal 2008 increases were due almost entirely to our February 2007 acquisition of Digital Insight.
Other Businesses
Other Businesses net revenue increased $10.0 million or 12% in the second quarter of fiscal 2008 and $16.9 million or 11% in the first six months of fiscal 2008 compared with the same periods of fiscal 2007. In the first six months of fiscal 2008, revenue from our Intuit Real Estate Solutions business grew 27%, revenue from our businesses in Canada and the United Kingdom increased 8% and Quicken revenue grew 4%.

Cost of Revenue

		% of		% of	YTD	% of	YTD	% of
	Q2	Related	Q2	Related	Q2	Related	Q2	Related
(Dollars in millions)	FY08	Revenue	FY07	Revenue	FY08	Revenue	FY07	Revenue

Cost of product revenue	$56.9	11%	$66.1	12%	$90.6	12%	$101.5	13%
Cost of service and other revenue	102.8	35%	65.4	32%	200.3	38%	128.2	37%
Amortization of purchased intangible assets	13.3	n/a	2.3	n/a	26.1	n/a	4.3	n/a

Total cost of revenue	$173.0	21%	$133.8	18%	$317.0	25%	$234.0	21%

Cost of service and other revenue as a percentage of service and other revenue increased to 35% in the second quarter of fiscal 2008 from 32% in the second quarter of fiscal 2007 and increased to 38% in the first six months of fiscal 2008 from 37% in the first six months of fiscal 2007. The fiscal 2008 increases were due to the impact of our acquisition of Digital Insight, which has relatively higher costs of service and other revenue, partially offset by the impact of growth in merchant services revenue and Consumer Tax services revenue, which have relatively lower costs of revenue.
Amortization of purchased intangible assets increased in the second quarter and first six months of fiscal 2008 compared with the same periods of fiscal 2007 due to the amortization of Digital Insight purchased intangible assets, which we acquired in February 2007.
Operating Expenses

		% of		% of		% of		% of
		Total		Total	YTD	Total	YTD	Total
	Q2	Net	Q2	Net	Q2	Net	Q2	Net
(Dollars in millions)	FY08	Revenue	FY07	Revenue	FY08	Revenue	FY07	Revenue

Selling and marketing	$263.7	31%	$219.5	29%	$433.4	34%	$373.0	34%
Research and development	149.8	18%	113.0	15%	299.1	24%	230.4	21%
General and administrative	66.7	8%	68.2	9%	143.8	11%	144.2	13%
Acquisition-related charges	8.1	1%	1.4	0%	16.1	1%	3.2	0%

Total operating expenses	$488.3	58%	$402.1	53%	$892.4	70%	$750.8	68%

Total operating expenses as a percentage of total net revenue increased to 58% in the second quarter of fiscal 2008 compared with 53% in the second quarter of fiscal 2007 and increased to 70% in the first six months of fiscal 2008 compared with 68% in the first six months of fiscal 2007. Total operating expenses in dollars increased about $142 million in the first six months of fiscal 2008, approximately $73 million of which was due to our February 2007 acquisition of Digital Insight. Fiscal 2008 operating expenses were affected by the higher cost structure of Digital Insight and by the amortization of Digital Insight intangible assets.
Including Digital Insight, almost 50% of the increase in total operating expenses in dollars for the first six months of fiscal 2008 was due to higher research and development expenses. During this period, we continued to invest in research and development for existing offerings as well as for new offerings. About 40% of the increase in total operating expenses for this period was due to higher selling and marketing expenses. Slightly more than half of the fiscal 2008 increase in selling and marketing expenses was due to our acquisition of Digital Insight, whose selling costs are relatively higher compared with our other businesses because they sell their services to financial institutions through a direct sales force. We also increased advertising and other marketing expenses to support the launch of our Consumer Tax offerings.

Acquisition-related charges increased in the second quarter and first six months of fiscal 2008 compared with the same periods of fiscal 2007 due to the amortization of Digital Insight purchased intangible assets, which we acquired in February 2007.
Segment Operating Income (Loss)
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. Segment expenses do not include certain costs, such as corporate selling and marketing, product development, and general and administrative expenses and share-based compensation expenses, which are not allocated to specific segments. These unallocated costs totaled $139.5 million and $121.2 million in the second quarters of fiscal 2008 and 2007 and $284.2 million and $249.3 million in the first six months of fiscal 2008 and 2007. Unallocated costs increased in the fiscal 2008 periods due to higher share-based compensation expenses and to higher expenses for shared product development and marketing functions. Segment expenses also do not include amortization of purchased intangible assets, acquisition-related charges, and impairment of goodwill and purchased intangible assets. In addition, segment expenses do not include interest expense, interest and other income, and realized net gains or losses on marketable equity securities and other investments. See Note 6 to the financial statements in Item 1 for reconciliations of total segment operating income or loss to income or loss from continuing operations before income taxes for each fiscal period presented.

		% of		% of	YTD	% of	YTD	% of
	Q2	Related	Q2	Related	Q2	Related	Q2	Related
(Dollars in millions)	FY08	Revenue	FY07	Revenue	FY08	Revenue	FY07	Revenue

QuickBooks	$55.7	32%	$52.7	32%	$92.4	29%	$81.1	27%
Payroll and Payments	56.8	41%	60.3	44%	113.9	42%	107.9	41%
Consumer Tax	116.5	47%	112.7	50%	82.8	32%	78.8	34%
Professional Tax	61.4	58%	80.5	62%	40.3	35%	58.5	42%
Financial Institutions	12.6	17%	2.0	32%	25.0	17%	3.4	29%
Other Businesses	31.5	33%	31.4	37%	42.4	26%	43.4	29%

Total segment operating income	$334.5	40%	$339.6	45%	$396.8	31%	$373.1	34%

QuickBooks
QuickBooks segment operating income as a percentage of related revenue was 32% in the second quarters of fiscal 2008 and 2007. QuickBooks segment revenue increased $8.9 million in the second quarter of fiscal 2008 compared with the second quarter of fiscal 2007. Cost of revenue remained relatively flat as cost efficiencies achieved for our QuickBooks 2008 product line offset higher costs associated with QuickBooks services. Expenses for product development increased approximately $4 million in the second quarter of fiscal 2008.
QuickBooks segment operating income as a percentage of related revenue increased to 29% in the first six months of fiscal 2008 from 27% in the first six months of fiscal 2007. QuickBooks segment revenue grew $20.6 million in the first six months of fiscal 2008 compared with the same period of fiscal 2007. Cost of revenue increased about $3 million as cost efficiencies achieved for our QuickBooks 2008 product line partially offset higher costs associated with QuickBooks services. Expenses for product development increased approximately $6 million and general and administrative expenses increased approximately $2 million, including higher legal expenses, in the fiscal 2008 period.
Payroll and Payments
Payroll and Payments segment operating income as a percentage of related revenue decreased to 41% in the second quarter of fiscal 2008 from 44% in the second quarter of fiscal 2007. Total Payroll and Payments revenue was flat in the second quarter of fiscal 2008 compared with the second quarter of fiscal 2007, with higher merchant services revenue offsetting lower total payroll revenue. Although merchant services revenue has relatively higher costs of revenue than our combined payroll business, lower overall cost of revenue in the segment was achieved through our ongoing transition of certain full service payroll customers, which have relatively higher costs of revenue, to ADP. Higher gross margins in the second quarter of fiscal 2008 were more than offset by higher product development and infrastructure costs.

Payroll and Payments segment operating income as a percentage of related revenue increased slightly to 42% in the first six months of fiscal 2008 compared with 41% in the same period of fiscal 2008. Total Payroll and Payments revenue increased $5.6 million in the first six months of fiscal 2008 compared with the same period of fiscal 2007, with higher merchant services revenue more than offsetting lower total payroll revenue. Although merchant services revenue has relatively higher costs of revenue than our combined payroll business, lower overall cost of revenue in the segment was achieved through our ongoing transition of certain full service payroll customers, which have relatively higher costs of revenue, to ADP. Higher gross margins in the first half of fiscal 2008 were offset by higher product development and infrastructure costs.
Consumer Tax
Consumer Tax segment operating income as a percentage of related revenue decreased to 47% in the second quarter of fiscal 2008 from 50% in the second quarter of fiscal 2007 and decreased to 32% in the first six months of fiscal 2008 from 34% in the first six months of fiscal 2007. The $27.0 million growth in Consumer Tax revenue in the first six months of fiscal 2008 was nearly offset by higher expenses, including increases of approximately $25 million for selling and marketing expenses (including higher radio, television and online advertising expenses as well as higher direct marketing expenses) and approximately $5 million for product development expenses. Lower cost of revenue and general and administrative expenses partially offset the increases in selling and marketing expenses and product development expenses.
Professional Tax
Professional Tax segment operating income as a percentage of related revenue decreased to 58% in the second quarter of fiscal 2008 from 62% in the second quarter of fiscal 2007 and decreased to 35% in the first six months of fiscal 2008 from 42% in the first six months of fiscal 2007. Professional Tax operating margins for the second quarter and first six months of fiscal 2008 were affected by the deferral of approximately $23 million in revenue associated with changes in our offerings and a delay in the delivery of certain product and service elements from the second quarter of fiscal 2008 to the third quarter of fiscal 2008. If this deferral had not occurred, Professional Tax segment operating income as a percentage of related revenue would have been 45% for the first six months of fiscal 2008.
Financial Institutions
Financial Institutions segment operating income as a percentage of related revenue decreased to 17% in the second quarter of fiscal 2008 from 32% in the second quarter of fiscal 2007 and decreased to 17% in the first six months of fiscal 2008 from 29% in the first six months of fiscal 2007. The decreases in segment operating income were due to our February 2007 acquisition of Digital Insight, which we combined with our existing financial institutions business to create a new Financial Institutions segment. This new segment is significantly larger and has higher costs, including relatively higher cost of service and other revenue and higher selling expenses, than the Intuit financial institutions business that preceded it.
Other Businesses
Other Businesses segment operating income as a percentage of related revenue decreased to 33% in the second quarter of fiscal 2008 from 37% in the second quarter of fiscal 2007 and decreased to 26% in the first six months of fiscal 2008 from 29% in the same period of fiscal 2007. Much of the revenue growth in this segment came from our Intuit Real Estate Solutions business, which has a higher cost structure than the other businesses in this segment. In addition, selling and marketing expenses in our business in Canada increased in both fiscal 2008 periods in support of the launch of our latest QuickBooks and consumer tax offerings.
Non-Operating Income and Expenses
Interest Expense
In order to finance a portion of our February 2007 acquisition of Digital Insight, we issued $1 billion in senior notes. Interest expense of $13.5 million for the second quarter of fiscal 2008 and $27.6 million for the first six months of fiscal 2008 consisted primarily of interest on $500 million in principal amount of the senior notes at 5.40% and interest on $500 million in principal amount of the senior notes at 5.75%. The senior notes are due in March 2012 and March 2017 and are redeemable by Intuit at any time, subject to a make-whole premium.
Interest and Other Income

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
(In millions)	2008	2007	2008	2007

Interest income	$9.2	$11.1	$20.9	$21.1
Net gains (losses) on executive deferred compensation plan assets	(4.4)	(0.3)	(1.4)	(0.4)
Other	0.1	0.2	2.6	0.6

Total interest and other income	$4.9	$11.0	$22.1	$21.3

Interest and other income consists primarily of interest income. Lower interest rates and lower average invested balances resulted in lower interest income in the second quarter of fiscal 2008 compared with the second quarter of fiscal 2007. Higher average invested balances and lower interest rates resulted in interest income that was flat in the first six months of fiscal 2008 compared with the same period of fiscal 2007.
Income Taxes
Effective Tax Rate
Our effective tax rate for the second quarter of fiscal 2008 was approximately 35% and did not differ significantly from the federal statutory rate. State income taxes were offset primarily by the benefit we received from tax exempt interest income, the domestic production activities deduction, and federal and state research and experimental credits. Our effective tax rate for the second quarter of fiscal 2007 was approximately 35% and did not differ significantly from the federal statutory rate. State income taxes were offset primarily by the benefit we received from federal and state research and experimental credits and tax exempt interest income. In addition, we benefited from the retroactive extension of the federal research and experimental credit in the fiscal 2007 period.
Our effective tax rate for the first six months of fiscal 2008 was approximately 33%. This differed from the federal statutory rate of 35% primarily due to the benefit we received from tax exempt interest income, the domestic production activities deduction, federal and state research and experimental credits, and a one-time benefit related to executive stock compensation, partially offset by state income taxes. Our effective tax rate for the first six months of fiscal 2007 was approximately 36%. This differed from the federal statutory rate of 35% primarily due to state income taxes, which were partially offset by the benefit we received from federal and state research and experimental credits and tax exempt interest income. In addition, we benefited from the retroactive extension of the federal research and experimental credit in the fiscal 2007 period.
Net Deferred Tax Assets
At January 31, 2008, we had total net deferred tax assets of $184.6 million, which included a valuation allowance of $2.5 million for certain state net operating loss carryforwards. The allowance reflects management’s assessment that we may not receive the benefit of loss carryforwards in certain state jurisdictions. While we believe our current valuation allowance is sufficient, it may be necessary to increase this amount if it becomes more likely that we will not realize a greater portion of the net deferred tax assets. We assess the need for an adjustment to the valuation allowance on a quarterly basis. See Note 9 to the financial statements in Item 1.
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
Intuit Distribution Management Solutions Discontinued Operations
In August 2007 we sold our Intuit Distribution Management Solutions (IDMS) business for approximately $100 million in cash and recorded a net gain on disposal of $27.5 million. IDMS was part of our Other Businesses segment. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have accounted for IDMS as a discontinued operation and segregated its operating results from continuing operations in our statements of operations for all periods prior to the sale. Revenue and net loss from IDMS discontinued operations were $1.9 million and $0.7 million for the first six months of fiscal 2008. Revenue and net loss from IDMS discontinued operations were $12.7 million and $0.2 million for the second quarter of fiscal 2007 and $24.2 million and $1.9 million for the first six months of fiscal 2007.
Sale of Outsourced Payroll Assets
In March 2007 we sold certain assets related to our Complete Payroll and Premier Payroll Service business to Automated Data Processing, Inc. (ADP) for a purchase price of up to approximately $135 million in cash. The final purchase price is contingent upon the number of customers that transition to ADP. Due to customer attrition during the fourth quarter of fiscal 2007 and the first two quarters of fiscal 2008, we currently estimate the maximum sales price to be approximately $111 million and the maximum pre-tax net gain to be approximately $102 million. The assets were part of our Payroll and Payments segment. In accordance with the provisions of SFAS 144, we have not accounted for this transaction as a discontinued operation. We will recognize the net gain on the sale of the assets as customers are transitioned pursuant to the agreement over a period not to exceed one year from the date of the sale. In the second quarter and first six months of fiscal 2008 we recorded pre-tax net gains of $14.0 million and $38.0 million in our statement of operations for customers who transitioned to ADP during those periods. The total pre-tax net gain recognized from the inception of this transaction through January 31, 2008 was $69.6 million.
Liquidity and Capital Resources
Overview
At January 31, 2008, our cash, cash equivalents and investments totaled $837.2 million, a decrease of $466.5 million from July 31, 2007. Our primary source of liquidity has been cash from operations, which entails the collection of accounts receivable for products and services. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, debt service costs, repurchases of common stock and acquisitions of businesses.
At January 31, 2008, we held approximately $328 million in AAA rated municipal auction rate securities that were valued at reported market prices and classified as current assets. Auction rate securities are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 35 days. Beginning in February 2008, auctions failed for approximately $140 million in par value of municipal auction rate securities we held because sell orders exceeded buy orders. When these auctions failed to clear, higher interest rates for those securities went into effect. However, the funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. The underlying assets of the municipal auction rate securities we hold, including the securities for which auctions have failed, are generally student loans which are guaranteed by the U.S. government. We do not believe the carrying values of these municipal auction rate securities are impaired. In addition, we believe that we will be able to liquidate these investments without significant loss within the next 12 months. We are continuing to monitor the credit markets and may reclassify some or all of these securities from current assets to long-term assets in the future. Based on our expected operating cash flows and our other sources of cash, we do not believe that any reduction in liquidity of our municipal auction rate securities will have a material impact on our overall ability to meet our liquidity needs.
In connection with our acquisition of Digital Insight Corporation, in March 2007 we issued five-year and ten-year senior unsecured notes totaling $1 billion and used approximately $300 million of our cash balances. We also have a $500 million unsecured revolving line of credit facility that is described later in this Item 2. To date we have not borrowed under the facility.
The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

	January 31,	July 31,	$	%
(Dollars in millions)	2008	2007	Change	Change

Cash, cash equivalents and investments	$837.2	$1,303.7	$(466.5)	(36%)
Long-term debt	997.9	997.8	0.1	0%
Working capital	482.3	791.8	(309.5)	(39%)
Ratio of current assets to current liabilities	1.3 : 1	1.7 : 1

	Six Months Ended
	January 31,	January 31,	$	%
(In millions)	2008	2007	Change	Change

Cash flow from continuing operations	$37.5	$106.4	$(68.9)	(65%)
Acquisitions of businesses	(134.1)	(62.0)	(72.1)	116%
Proceeds from the sale of businesses	124.4	—	124.4	—
Purchases of property and equipment	(121.9)	(52.9)	(69.0)	130%
Purchase of treasury stock	(500.0)	(205.4)	(294.6)	143%
Net proceeds from issuance of common stock under stock plans	115.3	124.2	(8.9)	(7%)
Operating Activities
During the first six months of fiscal 2008 we generated $37.5 million in cash from our continuing operations. This included net income of $94.4 million, adjustments for depreciation and amortization of $100.2 million, an adjustment for share-based compensation of $56.2 million, and seasonal working capital needs.
Investing Activities
Investing activities provided $305.3 million during the first six months of fiscal 2008, including the receipt of $443.3 million in cash from sales of investments and $124.4 million in cash from the sale of our Intuit Distribution Management Solutions business and certain outsourced payroll assets, partially offset by our use of $134.1 million in cash for acquisitions of businesses (primarily Homestead Technologies Inc.) and $121.9 million in cash for purchases of property and equipment.
Our expenditures for property and equipment and capitalized internal use software increased from a total of $52.9 million in the first six months of fiscal 2007 to a total of $121.9 million in the first six months of fiscal 2008. We expect our expenditures for property and equipment and capitalized internal use software to increase from a total of about $153 million in fiscal 2007 to approximately $300 million in fiscal 2008. This planned increase in capital expenditures is related to investments in a new data center and expansion of office capacity to support the expected growth in our business.
On December 18, 2007 we acquired all of the outstanding shares of Homestead Technologies Inc. for total consideration of approximately $170 million on a fully diluted basis. Homestead is a provider of Web site services to small businesses and became part of our QuickBooks segment.
On December 19, 2007 we entered into a definitive agreement to acquire Electronic Clearing House, Inc. (ECHO). Under the terms of the agreement, Intuit will pay $17.00 per share in cash for each share of ECHO common stock, including shares issuable upon exercise of options, for total consideration of approximately $131 million on a fully diluted basis. ECHO is a provider of electronic payment processing services and will become part of our Payroll and

Payments segment. The transaction is subject to ECHO shareholder approval and other customary closing conditions and is expected to close during the third quarter of fiscal 2008.
Financing Activities
We used $370.2 million in cash for financing activities during the first six months of fiscal 2008, including $500 million for the repurchase of common stock under our stock repurchase programs partially offset by $115.3 million from the issuance of common stock under employee stock plans.
Stock Repurchase Programs
Our Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. During the second quarter and first six months of fiscal 2008 we repurchased 8.2 million and 16.3 million shares of our common stock for $250 million and $500 million under our stock repurchase programs. We repurchased 6.7 million shares for $205.4 million under these programs during the same periods of fiscal 2007. At January 31, 2008, we had authorization from our Board to expend $300 million for future stock repurchases.
Unsecured Revolving Credit Facility
On March 22, 2007 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on March 22, 2012. Advances under the credit facility will accrue interest at rates that are equal to, at our election, either Citibank’s base rate or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.18% to 0.575% based on our senior debt credit ratings. The applicable interest rate will be increased by 0.05% for any period in which the total principal amount of advances and letters of credit under the credit facility exceeds $250 million. The agreement includes covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 and a ratio of annual EBITDA to interest payable of not less than 3.00 to 1.00. We were in compliance with these covenants at January 31, 2008. We may use amounts borrowed under this credit facility for general corporate purposes or for future acquisitions or expansion of our business. To date we have not borrowed under the credit facility, but we may borrow under the credit facility from time to time as opportunities and needs arise.
Liquidity and Capital Resource Requirements
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
Reserves for Returns and Rebates
Activity in our reserves for product returns and for rebates during the first six months of fiscal 2008 and comparative balances at January 31, 2007 were as shown in the following table. Due to the seasonality of our business, we compare our returns and rebate reserve balances at January 31, 2008 to the reserve balances at January 31, 2007.

		Additions
	Balance	Charged		Balance	Balance
	July 31,	Against	Returns/	January 31,	January 31,
(In thousands)	2007	Revenue	Redemptions	2008	2007

Reserve for product returns	$25,833	$87,894	$(40,147)	$73,580	$68,028
Reserve for rebates	18,918	41,533	(19,248)	41,203	33,925

The fiscal 2008 increase in our reserve for product returns was primarily driven by an increase in expected product returns associated with our French products in the Canadian retail channel. The fiscal 2008 increase in our reserve for rebates was due to increases in consumer tax and other retail promotions and to a new rebate offer in Canada.
Off-Balance Sheet Arrangements
At January 31, 2008, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2007. Except as discussed below, there have been no significant changes in those obligations during the six months ended January 31, 2008.
Commitment for Interest Payments on Senior Notes
In connection with our acquisition of Digital Insight, on March 12, 2007 we issued $500 million of 5.40% senior unsecured notes due on March 15, 2012 and $500 million of 5.75% senior unsecured notes due on March 15, 2017 (together, the Notes). The Notes are redeemable by Intuit at any time, subject to a make-whole premium. Interest is payable semiannually on March 15 and September 15 beginning on September 15, 2007. At January 31, 2008, our maximum commitment for interest payments under the Notes was $394.2 million.
Commitments for Construction of Data Center
Due to our evolving business needs, we have begun executing a plan to build a new data center in the state of Washington to support our longer term hosting requirements. In January 2007 we purchased the land on which to build the data center and construction is underway. We expect to begin to occupy this facility in October 2008. At January 31, 2008, we had non-cancellable commitments totaling approximately $100 million for the construction of this data center.
Recent Accounting Pronouncements
SFAS 157, “Fair Value Measurements”
In September 2006 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value. This standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007, which means that it will be effective for our fiscal year beginning August 1, 2008. In February 2008 the FASB issued a Staff Position that partially defers the effective date of SFAS 157 for one year for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). We are in the process of evaluating this standard and therefore have not yet determined the impact that the adoption of SFAS 157 will have on our financial position, results of operations or cash flows.
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
SFAS 141 (revised 2007), “Business Combinations”
In December 2007 the FASB issued SFAS 141 (revised 2007), “Business Combinations.” SFAS 141R will significantly change the accounting for business combinations in a number of areas, including the measurement of assets and liabilities acquired and the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact the income tax provision. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008, which means that it will be effective for our fiscal year beginning August 1, 2009. Early adoption is prohibited. We are in the process of evaluating this standard and therefore have not yet determined the impact that the adoption of SFAS 141R will have on our financial position, results of operations or cash flows.
SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements”
In December 2007 the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements,” which establishes accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for business arrangements entered into in fiscal years beginning on or after December 15, 2008, which means that it will be effective for our fiscal year beginning August 1, 2009. Early adoption is prohibited. We are in the process of evaluating this standard and therefore have not yet determined the impact that the adoption of SFAS 160 will have on our financial position, results of operations or cash flows.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Investments
We do not hold derivative financial instruments in our portfolio of investments. Our investments consist of instruments that meet quality standards consistent with our investment policy. This policy specifies that, except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market or cash management funds, we diversify our holdings by limiting our investments and funds held for payroll customers with any individual issuer.
See Note 2 to the financial statements in Part I, Item 1; Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2; and Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for a description of recent market events that may affect the liquidity of certain municipal auction rate securities that we held at January 31, 2008.
Interest Rate Risk
Our cash equivalents and our portfolio of investments and funds held for payroll customers are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents, investments and funds held for payroll customers and the value of those investments. Should the Federal Reserve Target Rate increase by 10% or about 32 basis points from the levels of January 31, 2008, the value of our investments and funds held for payroll customers would decline by approximately $0.8 million. Should interest rates increase by 100 basis points from the levels of January 31, 2008, the value of our investments and funds held for payroll customers would decline by approximately $2.5 million.
We are also exposed to the impact of changes in interest rates as they affect our $500 million revolving credit facility. Advances under the credit facility accrue interest at rates that are equal to Citibank’s base rate or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.18% to 0.575% based on our senior debt credit ratings. Consequently, our interest expense would fluctuate with changes in the general level of these interest rates if we were to borrow any amounts under the credit facility. At January 31, 2008, no amounts were outstanding under the credit facility.
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
Since we translate foreign currencies (primarily Canadian dollars, British pounds and Indian rupees) into U.S. dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations on our financial results has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant because our international subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of January 31, 2008, we did not engage in foreign currency hedging activities.

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

ITEM 1A
RISK FACTORS
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements in this report, other than statements that are purely historical, are forward-looking statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “forecasts,” “estimates,” “seeks,” and similar expressions also identify forward-looking statements. In this report, forward-looking statements include, without limitation, the following:
•	our expectations and beliefs regarding future conduct and growth of the business;

•	the assumptions underlying our Critical Accounting Policies and Estimates, including our estimates regarding product rebate and return reserves; stock volatility and other assumptions used to estimate the fair value of share-based compensation; and expected future amortization of purchased intangible assets;

•	our belief that we will be able to liquidate our investments in municipal auction rate securities without significant loss within the next 12 months;

•	our belief that any reduction in liquidity of our municipal auction rate securities will not have a material impact on our overall ability to meet our liquidity needs;

•	our belief that our exposure to currency exchange fluctuation risk will not be significant in the future;

•	our assessments and estimates that determine our effective tax rate;

•	our belief that our cash, cash equivalents and investments will be sufficient to meet our working capital needs, capital expenditure requirements and similar commitments for at least the next 12 months;

•	the expected increase in expenditures for property and equipment and capitalized internal use software related to investments in infrastructure, offices and data centers;

•	our beliefs regarding seasonality and other trends for our businesses;

•	our assessments and beliefs regarding the future outcome of pending legal proceedings and the liability, if any, that Intuit may incur as a result of those proceedings;

•	our expectations regarding the costs and other effects of acquisition and disposition transactions;

•	our expectation regarding the closing of the ECHO acquisition; and

•	the expected effects of the adoption of new accounting standards.
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
Our investments in auction rate securities are subject to risks that may cause losses and affect the liquidity of these investments.
At January 31, 2008, we held approximately $328 million in AAA-rated municipal auction rate securities that were valued at reported market prices and classified as current assets. Beginning in February 2008, auctions failed for approximately $140 million in par value of municipal auction rate securities we held because sell orders exceeded buy orders. We may not be able to liquidate these investments and realize their full carrying value unless the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. We do not believe the carrying values of these municipal auction rate securities are impaired, and we believe that we will be able to liquidate these investments without significant loss within the next 12 months. However, if the issuers of these securities are unable to successfully close future auctions and their credit ratings are lowered, we may be required to record future impairment charges related to these investments, which would harm our results of operations. If we are unable to find alternate means to liquidate these investments, we may have to reclassify all or a portion of these investments from current assets to long-term assets in future periods, and we may not realize the value of the investments until the final maturity of the underlying securities (up to 36 years).

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
Stock repurchase activity during the three months ended January 31, 2008 was as follows:

			Total Number	Approximate
			of Shares	Dollar Value of
	Total Number	Average	Purchased as	Shares That May
	of Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plans

November 1, 2007 through	2,428,300	$30.24	2,428,300	$476,559,949
November 30, 2007

December 1, 2007 through	3,797,956	$30.37	3,797,956	$361,215,691
December 31, 2007

January 1, 2008 through	2,000,279	$30.60	2,000,279	$300,002,048
January 31, 2008

Total	8,226,535	$30.39	8,226,535

Notes:

1.	All shares purchased as part of publicly announced plans during the three months ended January 31, 2008 were purchased under a plan we announced on May 17, 2007 under which we are authorized to repurchase up to $800 million of our common stock from time to time over a three-year period ending on May 14, 2010.

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At Intuit’s Annual Meeting of Stockholders held on December 14, 2007, our stockholders voted as follows on the proposals below:
1.	Proposal to elect directors:

	For	Withheld
Stephen M. Bennett	293,469,080	6,747,536

Christopher W. Brody	291,360,392	8,856,224

William V. Campbell	293,237,294	6,979,322

Scott D. Cook	293,454,435	6,762,181

Diane B. Greene	296,651,339	3,565,277

Michael R. Hallman	292,033,439	8,183,177

Edward A. Kangas	295,411,665	4,804,951

Suzanne Nora Johnson	296,633,271	3,583,345

Dennis D. Powell	296,739,054	3,477,562

Stratton D. Sclavos	280,919,618	19,296,998
All 10 nominees were elected to the board of directors.

2.	Proposal to ratify the selection of Ernst & Young LLP as Intuit’s independent registered public accounting firm for fiscal 2008:

For	297,808,897
Against	332,977
Abstain	2,074,741
Broker Non-Votes	0
3.	Proposal to approve amendment of Intuit’s 2005 Equity Incentive Plan:

For	204,782,607
Against	66,532,369
Abstain	2,296,427
Broker Non-Votes	26,605,213
4.	Proposal to approve adoption of Intuit’s Senior Executive Incentive Plan:

For	262,527,913
Against	8,791,931
Abstain	2,291,560
Broker Non-Votes	26,605,212

ITEM 6
EXHIBITS
We have filed the following exhibits as part of this report:

Exhibit		Filed	Incorporated
Number	Exhibit Description	Herewith	by Reference
10.01+	Intuit Inc. 2005 Equity Incentive Plan, as amended through December 14, 2007 (incorporated by reference to Exhibit 99.01 of the registration statement on Form S-8 (Registration No. 333-148112) filed by the Registrant on December 17, 2007)		X

10.02+	Intuit Inc. Senior Executive Incentive Plan (incorporated by reference to Exhibit 10.02 of the report on Form 8-K filed by the Registrant on December 17. 2007)		X

10.03+	Separation Terms and General Release Agreement by and between Intuit Inc. and Mr. Jeffrey E. Stiefler, dated February 4, 2008 (incorporated by reference to Exhibit 10.01 of the report on Form 8-K filed by the Registrant on February 8, 2008)		X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01	Section 1350 Certification (Chief Executive Officer)	X

32.02	Section 1350 Certification (Chief Financial Officer)	X

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INTUIT INC.
(Registrant)

Date: February 29, 2008	By:	/s/ R. NEIL WILLIAMS
R. Neil Williams
Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Filed	Incorporated
Number	Exhibit Description	Herewith	by Reference
10.01+	Intuit Inc. 2005 Equity Incentive Plan, as amended through December 14, 2007 (incorporated by reference to Exhibit 99.01 of the registration statement on Form S-8 (Registration No. 333-148112) filed by the Registrant on December 17, 2007)		X

10.02+	Intuit Inc. Senior Executive Incentive Plan (incorporated by reference to Exhibit 10.02 of the report on Form 8-K filed by the Registrant on December 17. 2007)		X

10.03+	Separation Terms and General Release Agreement by and between Intuit Inc. and Mr. Jeffrey E. Stiefler, dated February 4, 2008 (incorporated by reference to Exhibit 10.01 of the report on Form 8-K filed by the Registrant on February 8, 2008)		X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01	Section 1350 Certification (Chief Executive Officer)	X

32.02	Section 1350 Certification (Chief Financial Officer)	X

+	Indicates a management contract or compensatory plan or arrangement.