Form 10-Q
period 2008-04-30
INTUIT INC
filed 2008-05-30
CIK 896878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2008
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 321,007,630 shares of Common Stock, $0.01 par value, were outstanding at May 23, 2008.

INTUIT INC.
FORM 10-Q
INDEX
Intuit, the Intuit logo, QuickBooks, TurboTax, Lacerte, ProSeries, Digital Insight and Quicken, among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners.

PART I
ITEM 1
FINANCIAL STATEMENTS
INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
(In thousands, except per share amounts; unaudited)	2008	2007	2008	2007

Net revenue:
Product	$517,670	$484,052	$1,277,080	$1,240,232
Service and other	795,338	655,093	1,315,740	1,000,043

Total net revenue	1,313,008	1,139,145	2,592,820	2,240,275

Costs and expenses:
Cost of revenue:
Cost of product revenue	34,637	40,605	125,264	142,075
Cost of service and other revenue	105,311	90,377	305,603	218,568
Amortization of purchased intangible assets	14,075	13,538	40,188	17,871
Selling and marketing	246,095	214,655	679,459	587,703
Research and development	149,985	116,200	449,088	346,614
General and administrative	79,150	76,995	222,937	221,224
Acquisition-related charges	9,254	8,695	25,349	11,942

Total costs and expenses	638,507	561,065	1,847,888	1,545,997

Operating income from continuing operations	674,501	578,080	744,932	694,278
Interest expense	(12,830)	(12,823)	(40,389)	(12,823)
Interest and other income	10,361	10,552	32,477	31,867
Gains on marketable equity securities and other investments, net	477	347	1,190	1,568
Gain on sale of outsourced payroll assets	13,616	406	51,571	406

Income from continuing operations before income taxes	686,125	576,562	789,781	715,296
Income tax provision	241,612	208,344	275,839	258,148
Minority interest expense, net of tax	334	271	1,332	821

Net income from continuing operations	444,179	367,947	512,610	456,327
Net income (loss) from discontinued operations	—	(736)	26,012	(2,684)

Net income	$444,179	$367,211	$538,622	$453,643

Basic net income per share from continuing operations	$1.37	$1.08	$1.55	$1.33
Basic net income (loss) per share from discontinued operations	—	—	0.08	(0.01)

Basic net income per share	$1.37	$1.08	$1.63	$1.32

Shares used in basic per share calculations	323,408	339,495	330,862	344,351

Diluted net income per share from continuing operations	$1.33	$1.04	$1.50	$1.28
Diluted net income (loss) per share from discontinued operations	—	—	0.08	(0.01)

Diluted net income per share	$1.33	$1.04	$1.58	$1.27

Shares used in diluted per share calculations	333,436	351,686	341,869	357,767

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	July 31,
(In thousands; unaudited)	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$471,504	$255,201
Investments	425,396	1,048,470
Accounts receivable, net	225,047	131,691
Income taxes receivable	457	54,178
Deferred income taxes	86,786	84,682
Prepaid expenses and other current assets	61,301	54,854
Current assets of discontinued operations	—	8,515

Current assets before funds held for customers	1,270,491	1,637,591
Funds held for customers	358,001	314,341

Total current assets	1,628,492	1,951,932

Long-term investments	295,459	—
Property and equipment, net	469,675	298,396
Goodwill	1,698,436	1,517,036
Purchased intangible assets, net	290,125	292,884
Long-term deferred income taxes	95,319	72,066
Loans to officers	8,225	8,865
Other assets	62,702	58,636
Long-term assets of discontinued operations	—	52,211

Total assets	$4,548,433	$4,252,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$156,531	$119,799
Accrued compensation and related liabilities	179,423	192,286
Deferred revenue	280,244	313,753
Income taxes payable	214,523	33,278
Other current liabilities	200,873	171,650
Current liabilities of discontinued operations	—	15,002

Current liabilities before customer fund deposits	1,031,594	845,768
Customer fund deposits	358,001	314,341

Total current liabilities	1,389,595	1,160,109

Long-term debt	997,951	997,819
Other long-term obligations	104,283	57,756

Total liabilities	2,491,829	2,215,684

Commitments and contingencies
Minority interest	6,180	1,329

Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	2,371,910	2,251,146
Treasury stock, at cost	(2,838,985)	(2,207,114)
Accumulated other comprehensive income	8,138	6,096
Retained earnings	2,509,361	1,984,885

Total stockholders’ equity	2,050,424	2,035,013

Total liabilities and stockholders’ equity	$4,548,433	$4,252,026

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders’
(Dollars in thousands; unaudited)	Shares	Amount	Capital	Stock	Income	Earnings	Equity

Balance at July 31, 2007	339,157,302	$3,391	$2,247,755	$(2,207,114)	$6,096	$1,984,885	$2,035,013
Components of comprehensive income:
Net income	—	—	—	—	—	538,622	538,622
Other comprehensive income, net of tax	—	—	—	—	2,042	—	2,042

Comprehensive net income							540,664
Issuance of common stock under employee stock plans	7,741,562	77	—	162,226	—	(8,513)	153,790
Restricted stock units released, net of taxes	290,417	3	(6,844)	5,630	—	(5,633)	(6,844)
Issuance of restricted stock units pursuant to Management Stock Purchase Plan	—	—	2,284	—	—	—	2,284
Assumed vested stock options from purchase acquisitions	—	—	11,096	—	—	—	11,096
Stock repurchases under stock repurchase programs	(27,171,082)	(271)	—	(799,727)	—	—	(799,998)
Tax benefit from employee stock option transactions	—	—	28,091	—	—	—	28,091
Share-based compensation (1)	—	—	86,328	—	—	—	86,328

Balance at April 30, 2008	320,018,199	$3,200	$2,368,710	$(2,838,985)	$8,138	$2,509,361	$2,050,424

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders’
(Dollars in thousands; unaudited)	Shares	Amount	Capital	Stock	Income	Earnings	Equity

Balance at July 31, 2006	344,170,779	$3,442	$2,089,472	$(1,944,036)	$1,084	$1,588,124	$1,738,086
Components of comprehensive income:
Net income	—	—	—	—	—	453,643	453,643
Other comprehensive income, net of tax	—	—	—	—	2,774	—	2,774

Comprehensive net income							456,417
Issuance of common stock under employee stock plans	7,839,107	78	10,202	162,759	—	(22,111)	150,928
Restricted stock units released, net of taxes	1,927	—	—	42	—	(42)	—
Assumed vested stock options from purchase acquisitions	—	—	13,898	—	—	—	13,898
Stock repurchases under stock repurchase programs	(17,083,600)	(171)	—	(506,422)	—	—	(506,593)
Repurchase of vested restricted stock	(5,362)	—	—	(158)	—	—	(158)
Tax benefit from employee stock option transactions	—	—	32,109	—	—	—	32,109
Share-based compensation (2)	—	—	58,756	—	—	—	58,756
Other	—	—	(121)	—	—	—	(121)

Balance at April 30, 2007	334,922,851	$3,349	$2,204,316	$(2,287,815)	$3,858	$2,019,614	$1,943,322

(1)	Includes $86,282 for continuing operations and $46 for Intuit Distribution Management Solutions discontinued operations.

(2)	Includes $57,985 for continuing operations and $771 for Intuit Distribution Management Solutions discontinued operations.
See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
(In thousands; unaudited)	2008	2007	2008	2007
Cash flows from operating activities:
Net income (1)	$444,179	$367,211	$538,622	$453,643
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	31,420	25,230	85,542	68,566
Acquisition-related charges	9,254	9,660	25,349	14,836
Amortization of purchased intangible assets	14,075	13,817	40,188	18,708
Amortization of purchased intangible assets to cost of service and other revenue	2,189	1,449	6,089	6,754
Share-based compensation	30,093	20,585	86,328	58,756
Amortization of premiums and discounts on available-for-sale debt securities	946	939	2,556	2,900
Net gains on marketable equity securities and other investments	(477)	(347)	(1,190)	(1,568)
Gain on sale of outsourced payroll assets	(13,616)	(406)	(51,571)	(406)
Gain on sale of IDMS (1)	—	—	(45,667)	—
Deferred income taxes	4,582	(2,376)	19,142	(11,775)
Tax benefit from share-based compensation plans	3,059	2,679	28,091	32,109
Excess tax benefit from share-based compensation plans	(2,024)	(1,511)	(17,785)	(18,231)
Other	4,959	1,565	6,998	2,308

Subtotal	528,639	438,495	722,692	626,600

Changes in operating assets and liabilities:
Accounts receivable	150,540	155,895	(86,398)	(56,989)
Prepaid expenses, taxes and other assets	19,470	35,956	40,563	44,683
Accounts payable	333	(23,509)	10,708	25,461
Accrued compensation and related liabilities	28,231	(6,310)	(21,574)	(40,036)
Deferred revenue	(56,746)	(56,159)	(32,946)	(53,886)
Income taxes payable	196,883	155,045	182,545	157,747
Other liabilities	(35,401)	8,821	53,903	111,085

Total changes in operating assets and liabilities	303,310	269,739	146,801	188,065

Net cash provided by operating activities (1)	831,949	708,234	869,493	814,665

Cash flows from investing activities:
Purchases of available-for-sale debt securities	(290,300)	(1,097,727)	(738,991)	(1,978,305)
Liquidation of available-for-sale debt securities	151,142	454,408	868,759	1,440,155
Maturity of available-for-sale debt securities	26,760	391,148	201,095	452,762
Proceeds from the sale of marketable equity securities	—	—	—	858
Net change in funds held for customers’ money market funds and other cash equivalents	181,124	152,688	(37,715)	98,213
Purchases of property and equipment	(95,335)	(36,402)	(217,254)	(89,308)
Change in other assets	4,384	(1,556)	(2,086)	(8,238)
Net change in customer fund deposits	(181,124)	(152,688)	37,715	(98,213)
Acquisitions of businesses and intangible assets, net of cash acquired	(128,768)	(1,207,283)	(262,839)	(1,269,276)
Cash received from acquirer of outsourced payroll assets	7,576	44,312	34,879	44,312
Cash received from acquirer of IDMS (1)	—	—	97,147	—

Net cash used in investing activities of continuing operations	(324,541)	(1,453,100)	(19,290)	(1,407,040)
Net cash provided by investing activities of discontinued operations	—	—	—	20,989

Net cash used in investing activities	(324,541)	(1,453,100)	(19,290)	(1,386,051)

Cash flows from financing activities:
Proceeds from bridge credit facility	—	1,000,000	—	1,000,000
Retirement of bridge credit facility	—	(1,000,000)	—	(1,000,000)
Issuance of long-term debt, net of discounts	—	997,755	—	997,755
Net proceeds from issuance of common stock under stock plans	31,602	26,731	146,946	150,928
Purchase of treasury stock	(300,000)	(301,378)	(799,998)	(506,751)
Excess tax benefit from share-based compensation plans	2,024	1,511	17,785	18,231
Issuance of restricted stock units pursuant to Management Stock Purchase Plan	—	—	2,284	—
Debt issuance costs and other	523	(6,307)	(3,072)	(7,622)

Net cash provided by (used in) financing activities	(265,851)	718,312	(636,055)	652,541

Effect of exchange rates on cash and cash equivalents	(201)	4,799	2,155	3,817

Net increase (decrease) in cash and cash equivalents	241,356	(21,755)	216,303	84,972
Cash and cash equivalents at beginning of period	230,148	286,328	255,201	179,601

Cash and cash equivalents at end of period	$471,504	$264,573	$471,504	$264,573

(1)	Because the operating cash flows of our Intuit Distribution Management Solutions (IDMS) discontinued operations were not material for any period presented, we have not segregated them from continuing operations on these statements of cash flows. We have presented the effect of the gain on disposal of IDMS on the statement of cash flows for the nine months ended April 30, 2008. See Note 5 to the financial statements.
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
Basis of Presentation
The condensed consolidated financial statements include the financial statements of Intuit and its wholly owned subsidiaries. We have eliminated all significant intercompany balances and transactions in consolidation. In February 2007 we acquired Digital Insight Corporation for a total purchase price of approximately $1.34 billion. In December 2007 we acquired Homestead Technologies Inc. for total consideration of approximately $170 million and in February 2008 we acquired Electronic Clearing House, Inc. for a total purchase price of approximately $131 million. Accordingly, we have included the results of operations for these three companies in our consolidated results of operations from the respective dates of acquisition. See Note 4. The condensed consolidated financial statements also include the financial position, results of operations and cash flows of Superior Bankcard Services, LLC (SBS), an entity that acquires merchant accounts for our Innovative Merchant Solutions business. We are allocated 51% of the earnings and losses of this entity and 100% of the losses in excess of the minority interest capital balances. We therefore eliminate the portion of the SBS financial results that pertain to the minority interests on a separate line in our statements of operations and on our balance sheets.
We have reclassified certain amounts previously reported in our financial statements to conform to the current presentation, including amounts related to discontinued operations and reportable segments.
We have included all normal recurring adjustments and the adjustments for discontinued operations that we considered necessary to give a fair presentation of our operating results for the periods presented. These condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2007. Results for the three and nine months ended April 30, 2008 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2008 or any other future period.
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
The following table presents the composition of shares used in the computation of basic and diluted net loss per share for the periods indicated.

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
(In thousands, except per share amounts)	2008	2007	2008	2007

Numerator:
Net income from continuing operations	$444,179	$367,947	$512,610	$456,327
Net income (loss) from discontinued operations	—	(736)	26,012	(2,684)

Net income	$444,179	$367,211	$538,622	$453,643

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	323,408	339,495	330,862	344,351

Shares used in diluted per share amounts:
Weighted average common shares outstanding	323,408	339,495	330,862	344,351
Dilutive common equivalent shares from stock options and restricted stock awards	10,028	12,191	11,007	13,416

Dilutive weighted average common shares outstanding	333,436	351,686	341,869	357,767

Basic and diluted net income per share:
Basic net income per share from continuing operations	$1.37	$1.08	$1.55	$1.33
Basic net income (loss) per share from discontinued operations	—	—	0.08	(0.01)

Basic net income per share	$1.37	$1.08	$1.63	$1.32

Diluted net income per share from continuing operations	$1.33	$1.04	$1.50	$1.28
Diluted net income (loss) per share from discontinued operations	—	—	0.08	(0.01)

Diluted net income per share	$1.33	$1.04	$1.58	$1.27

Weighted average stock options and restricted stock awards excluded from calculation due to anti-dilutive effect:
Stock options with combined exercise prices and unrecognized compensation expense that were greater than the average market price for the common stock during the period	18,593	12,087	18,624	10,023

Significant Customers
No customer accounted for 10% or more of total net revenue in the three or nine months ended April 30, 2008 or 2007. No customer accounted for 10% or more of total accounts receivable at April 30, 2008 or July 31, 2007.
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

2. Cash and Cash Equivalents, Investments and Funds Held for Customers
We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of AAA-rated money market funds in all periods presented. Investments consist of available-for-sale investment-grade debt securities that we carry at fair value. Funds held for customers consist of cash and AAA-rated money market funds. Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market funds, we diversify our investments by limiting our holdings with any individual issuer.
The following table summarizes our cash and cash equivalents, investments and funds held for customers by balance sheet classification at the dates indicated.

	April 30, 2008		July 31, 2007
(In thousands)	Cost	Fair Value	Cost	Fair Value
Classification on balance sheets:
Cash and cash equivalents	$471,504	$471,504	$255,201	$255,201
Investments	423,535	425,396	1,048,643	1,048,470
Funds held for customers	358,001	358,001	314,341	314,341
Long-term investments	295,459	295,459	—	—

Total cash and cash equivalents, investments and funds held for customers	$1,548,499	$1,550,360	$1,618,185	$1,618,012

The following table summarizes our cash and cash equivalents, investments and funds held for customers by investment category at the dates indicated.

	April 30, 2008		July 31, 2007
(In thousands)	Cost	Fair Value	Cost	Fair Value
Type of issue:
Total cash and cash equivalents	$829,505	$829,505	$569,542	$569,542
Available-for-sale debt securities:
Municipal bonds	413,536	415,392	442,269	442,095
Municipal auction rate securities	292,050	292,050	601,524	601,525
U.S. agency securities	9,999	10,004	—	—
Asset-backed securities	—	—	4,850	4,850
Other long-term investments	3,409	3,409	—	—

Total available-for-sale debt securities	718,994	720,855	1,048,643	1,048,470

Total cash and cash equivalents, investments and funds held for customers	$1,548,499	$1,550,360	$1,618,185	$1,618,012

We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income in the stockholders’ equity section of our balance sheets. Gross unrealized gains and losses on our available-for-sale debt securities at April 30, 2008 and July 31, 2007 were not significant.
We include realized gains and losses on our available-for-sale debt securities in interest and other income in our statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the three and nine months ended April 30, 2008 and 2007 were not significant.
At February 1, 2008, we had approximately $328 million invested in AAA-rated municipal auction rate securities that we classified as short-term investments. Auction rate securities are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 35 days. The underlying assets of the municipal auction rate securities we hold are generally student loans which are guaranteed by the U.S. Department of Education. We sold approximately $36 million of these securities through the normal auction process in early February 2008. Beginning in February 2008, a decrease in liquidity in the global credit markets caused auctions to fail for substantially all of the remaining municipal auction rate securities we held. When these auctions failed to clear, higher interest rates for many of those securities went into effect. However, the principal amounts of those securities will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuer calls the security, the issuer repays principal over time from cash flows prior to final maturity, or the security matures according to contractual terms ranging from one to 39 years. At April 30, 2008, substantially all our auction rate securities were rated AAA/Aaa by the major credit rating agencies. We continue to believe that the credit quality of our auction rate securities is high and we expect that we will receive the principal amounts of these securities through one of the means described above.
We estimated the fair values of the municipal auction rate securities we held at April 30, 2008 based on valuation reports from third parties and a discounted cash flow model that we prepared. Key inputs to our discounted cash flow model included the current contractual interest rates; forward projections of the current contractual interest rates; the likely timing of principal repayments; the probability of full repayment considering guarantees by the U.S. Department of Education of the underlying student loans or insurance by other third parties; publicly available pricing data for recently issued student loan backed securities that are not subject to auctions; and the impact of the current reduced liquidity for auction rate securities. Using the valuation reports from third parties and our discounted cash flow model we determined that the fair values of the municipal auction rate securities we held at April 30, 2008 were not significantly impaired, and as a result we recorded no decrease in the fair values of those securities for the three or nine months then ended.
While the recent auction failures will limit our ability to liquidate these securities for some period of time, based on our expected operating cash flows and our other sources of cash, we do not believe that the reduction in liquidity of our municipal auction rate securities will have a material impact on our overall ability to meet our liquidity needs. We have the ability and intent to hold these securities until liquidity returns to the market, other secondary markets develop, or the securities mature. However, as it is not certain when liquidity will return to the market or when other secondary markets will develop, we reclassified our investments in auction rate securities totaling $292 million from short-term investments to long-term investments on our balance sheet at April 30, 2008.
The following table summarizes our available-for-sale debt securities classified by the stated maturity date of the security at the dates indicated.

	April 30, 2008		July 31, 2007
(In thousands)	Cost	Fair Value	Cost	Fair Value

Due within one year	$92,123	$92,444	$159,564	$159,488
Due within two years	139,649	140,713	25,856	25,808
Due within three years	—	—	14,700	14,700
Due after three years	487,222	487,698	848,523	848,474

Total available-for-sale debt securities	$718,994	$720,855	$1,048,643	$1,048,470

3. Comprehensive Net Income
SFAS 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive net income and its components in stockholders’ equity. SFAS 130 requires that the components of other comprehensive income, such as changes in the fair value of available-for-sale debt securities and foreign currency translation adjustments, be added to our net income to arrive at comprehensive net income. Other comprehensive income items have no impact on our net income as presented in our statements of operations.

The components of accumulated other comprehensive income, net of income taxes, were as follows for the periods indicated:

	Unrealized	Realized
	Gain (Loss)	Gain on	Foreign
	on	Derivative	Currency
(In thousands)	Investments	Instruments	Translation	Total

Balance at July 31, 2007	$(105)	$433	$5,768	$6,096
Unrealized gain, net of income tax provision of $951	1,444	—	—	1,444
Reclassification adjustment for realized gain included in net income, net of income tax benefit of $143	(218)	—	—	(218)
Amortization of realized gain on derivative instruments, net of income tax provision of $21	—	(31)	—	(31)
Translation adjustment, net of income taxes of $559	—	—	847	847

Other comprehensive income	1,226	(31)	847	2,042

Balance at April 30, 2008	$1,121	$402	$6,615	$8,138

Balance at July 31, 2006	$(462)	$—	$1,546	$1,084
Unrealized gain, net of income tax provision of $175	267	—	—	267
Reclassification adjustment for realized loss included in net income, net of income tax provision of $7	11	—	—	11
Realized gain on derivative instruments, net of income tax provision of $294	—	450	—	450
Amortization of realized gain on derivative instruments, net of income tax provision of $3	—	(5)	—	(5)
Translation adjustment, net of income taxes of $1,341	—	—	2,051	2,051

Other comprehensive income	278	445	2,051	2,774

Balance at April 30, 2007	$(184)	$445	$3,597	$3,858

Comprehensive net income was as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
(In thousands)	2008	2007	2008	2007

Net income	$444,179	$367,211	$538,622	$453,643
Other comprehensive income (loss)	(1,031)	(9,932)	2,042	2,774

Comprehensive net income, net of income taxes	$443,148	$357,279	$540,664	$456,417

Income tax provision (benefit) netted against other comprehensive income (loss)	$(681)	$(10,462)	$1,346	$(868)

4. Acquisitions
Electronic Clearing House, Inc.
On February 29, 2008 we acquired all of the outstanding equity interests of Electronic Clearing House, Inc. (ECHO) for a total purchase price of approximately $131 million in cash. ECHO is a provider of electronic payment processing services to small businesses and became part of our Payroll and Payments segment. We acquired ECHO in order to expand our merchant services capabilities.
Under the purchase method of accounting we allocated the total purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. We estimated the fair values with the assistance of a third party appraisal firm. The fair values assigned to identifiable intangible assets acquired were based on estimates and assumptions determined by management. We recorded the excess of purchase price over the aggregate fair values as goodwill. Using information available at the time the acquisition closed, we allocated approximately $6 million of the purchase price to tangible assets and liabilities and approximately $44 million of the purchase price to identified intangible assets. We recorded the excess purchase price of approximately $81 million as goodwill, none of which is deductible for income tax purposes. We may adjust the preliminary purchase price allocation after obtaining more information about asset valuations and liabilities assumed. The identified intangible assets are being amortized over a weighted average life of eight years.
We have included ECHO’s results of operations in our consolidated results of operations from the date of acquisition. ECHO’s results of operations for periods prior to the date of acquisition were not material when compared with our consolidated results of operations.
Homestead Technologies Inc.
On December 18, 2007 we acquired Homestead Technologies Inc. (Homestead), including all of its outstanding equity interests, for total consideration of approximately $170 million on a fully diluted basis. The total consideration was comprised of the purchase price of $146 million, which included the fair value of vested stock options assumed, and the $24 million fair value of unvested stock options and restricted stock units assumed. Homestead is a provider of Web site services to small businesses and became part of our QuickBooks segment. We acquired Homestead as part of our strategy to help small businesses acquire and serve customers through the Internet.
Under the purchase method of accounting we allocated the total purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. We estimated the fair values with the assistance of a third party appraisal firm. The fair values assigned to identifiable intangible assets acquired were based on estimates and assumptions determined by management. We recorded the excess of purchase price over the aggregate fair values as goodwill. Using information available at the time the acquisition closed, we allocated approximately $14 million of the purchase price to tangible assets and liabilities and approximately $22 million of the purchase price to identified intangible assets. We recorded the excess purchase price of approximately $110 million as goodwill, none of which is deductible for income tax purposes. In the third quarter of fiscal 2008 we recorded a $11.5 million increase to tangible assets and a corresponding decrease to goodwill. The increase in the tangible assets was the result of a determination made after we obtained additional information regarding the realizability of certain deferred tax assets not previously recorded. We may continue to adjust the preliminary purchase price allocation after obtaining more information about asset valuations and liabilities assumed. The identified intangible assets are being amortized over a weighted average life of five years.
We have included Homestead’s results of operations in our consolidated results of operations from the date of acquisition. Homestead’s results of operations for periods prior to the date of acquisition were not material when compared with our consolidated results of operations.
Digital Insight Corporation
We completed the acquisition of Digital Insight Corporation for a purchase price of approximately $1.34 billion on February 6, 2007. We have included Digital Insight’s results of operations in our consolidated results of operations from the date of acquisition. The unaudited financial information in the table below summarizes the combined results of operations of Intuit and Digital Insight on a pro forma basis, as though the companies had been combined as of the beginning of fiscal 2007. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and the issuance of $1 billion of related senior notes had taken place at the beginning of fiscal 2007. The pro forma financial information also includes adjustments to share-based compensation expense for stock options assumed, adjustments to depreciation expense for acquired property and equipment, amortization charges for acquired intangible assets, adjustments to interest income, and related tax effects. The pro forma financial information for the nine months ended April 30, 2007 combines our historical results for that period with the historical results of Digital Insight for the nine months ended March 31, 2007. We have reclassified the figures in the table below to exclude the results of Intuit Distribution Management Solutions, which became a discontinued operation in the fourth quarter of fiscal 2007. See Note 5.
The following table summarizes the pro forma financial information:

	Nine Months Ended
	April 30, 2007
(In thousands)	As Reported	Pro Forma

Total net revenue	$2,240,275	$2,365,271
Net income from continuing operations	456,327	427,237

Net income per share from continuing operations:
Basic	$1.33	$1.24
Diluted	$1.28	$1.19
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
In accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we determined that IDMS became a discontinued operation in the fourth quarter of fiscal 2007. We have therefore segregated the net assets and operating results of IDMS from continuing operations on our balance sheets and in our statements of operations for all periods prior to the sale. Assets held for sale at July 31, 2007 consisted primarily of goodwill and purchased intangible assets. Because IDMS operating cash flows were not material for any period presented, we have not segregated them from continuing operations on our statements of cash flows. We have presented the effect of the gain on disposal of IDMS on our statement of cash flows for the nine months ended April 30, 2008.
Revenue and net loss from IDMS discontinued operations were $1.9 million and $0.7 million for the nine months ended April 30, 2008. Revenue and net income from IDMS discontinued operations were $15.3 million and $0.4 million for the three months ended April 30, 2007. Revenue and net loss from IDMS discontinued operations were $39.5 million and $1.5 million for the nine months ended April 30, 2007.
Sale of Outsourced Payroll Assets
In March 2007 we sold certain assets related to our Complete Payroll and Premier Payroll Service businesses to Automatic Data Processing, Inc. (ADP) for a price of up to approximately $135 million in cash. The final purchase price was contingent upon the number of customers that transitioned to ADP pursuant to the purchase agreement over a period of approximately one year from the date of sale. In the three and nine months ended April 30, 2008 we recorded pre-tax net gains of $13.6 million and $51.6 million on our statement of operations for customers who transitioned to ADP during those periods. We received a total purchase price of $93.6 million and recorded a total pre-tax gain of $83.2 million from the inception of this transaction through its completion in the third quarter of fiscal 2008.
In accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we did not account for this transaction as a discontinued operation because the operations and cash flows of the assets could not be clearly distinguished, operationally or for financial reporting purposes, from the rest of our outsourced payroll business. The assets were part of our Payroll and Payments segment.
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
Payroll and Payments product revenue is derived primarily from QuickBooks Payroll, a family of products sold on a subscription basis offering payroll tax tables, forms and electronic tax payment and filing to small businesses that prepare their own payrolls. Payroll and Payments service and other revenue is derived from small business payroll services as well as from merchant services such as credit and debit card processing. Service and other revenue for this segment also includes interest earned on funds held for payroll customers.
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

The following tables show our financial results by reportable segment for the three and nine months ended April 30, 2008 and 2007.

		Payroll
		and	Consumer	Professional	Financial	Other
(In thousands)	QuickBooks	Payments	Tax	Tax	Institutions	Businesses	Corporate	Consolidated

Three Months Ended April 30, 2008
Product revenue	$128,107	$55,075	$123,545	$146,340	$260	$64,343	$—	$517,670
Service and other revenue	36,977	87,068	533,306	19,524	76,071	42,392	—	795,338

Total net revenue	165,084	142,143	656,851	165,864	76,331	106,735	—	1,313,008

Segment operating income	44,127	50,216	545,148	135,236	16,270	45,115	—	836,112
Common expenses	—	—	—	—	—	—	(138,282)	(138,282)

Subtotal	44,127	50,216	545,148	135,236	16,270	45,115	(138,282)	697,830
Amortization of purchased intangible assets	—	—	—	—	—	—	(14,075)	(14,075)
Acquisition-related charges	—	—	—	—	—	—	(9,254)	(9,254)
Interest expense	—	—	—	—	—	—	(12,830)	(12,830)
Interest and other income	—	—	—	—	—	—	10,361	10,361
Gain on marketable equity securities and other investments, net	—	—	—	—	—	—	477	477
Gain on sale of outsourced payroll assets	—	—	—	—	—	—	13,616	13,616

Income (loss) from continuing operations before income taxes	$44,127	$50,216	$545,148	$135,236	$16,270	$45,115	$(149,987)	$686,125

		Payroll
		and	Consumer	Professional	Financial	Other
(In thousands)	QuickBooks	Payments	Tax	Tax	Institutions	Businesses	Corporate	Consolidated

Three Months Ended April 30, 2007
Product revenue	$132,590	$52,782	$126,158	$116,311	$19	$56,192	$—	$484,052
Service and other revenue	24,261	71,707	438,978	22,188	65,028	32,931	—	655,093

Total net revenue	156,851	124,489	565,136	138,499	65,047	89,123	—	1,139,145

Segment operating income	50,597	51,291	460,254	110,704	14,426	38,419	—	725,691
Common expenses	—	—	—	—	—	—	(125,378)	(125,378)

Subtotal	50,597	51,291	460,254	110,704	14,426	38,419	(125,378)	600,313
Amortization of purchased intangible assets	—	—	—	—	—	—	(13,538)	(13,538)
Acquisition-related charges	—	—	—	—	—	—	(8,695)	(8,695)
Interest expense	—	—	—	—	—	—	(12,823)	(12,823)
Interest and other income	—	—	—	—	—	—	10,552	10,552
Gain on marketable equity securities and other investments, net	—	—	—	—	—	—	347	347
Gain on sale of outsourced payroll assets	—	—	—	—	—	—	406	406

Income (loss) from continuing operations before income taxes	$50,597	$51,291	$460,254	$110,704	$14,426	$38,419	$(149,129)	$576,562

		Payroll
		and	Consumer	Professional	Financial	Other
(In thousands)	QuickBooks	Payments	Tax	Tax	Institutions	Businesses	Corporate	Consolidated

Nine Months Ended April 30, 2008
Product revenue	$392,919	$162,479	$307,517	$258,874	$524	$154,767	$—	$1,277,080
Service and other revenue	94,511	248,955	610,935	23,382	220,280	117,677	—	1,315,740

Total net revenue	487,430	411,434	918,452	282,256	220,804	272,444	—	2,592,820

Segment operating income	136,507	164,080	627,945	175,593	41,290	87,546	—	1,232,961
Common expenses	—	—	—	—	—	—	(422,492)	(422,492)

Subtotal	136,507	164,080	627,945	175,593	41,290	87,546	(422,492)	810,469
Amortization of purchased intangible assets	—	—	—	—	—	—	(40,188)	(40,188)
Acquisition-related charges	—	—	—	—	—	—	(25,349)	(25,349)
Interest expense	—	—	—	—	—	—	(40,389)	(40,389)
Interest and other income	—	—	—	—	—	—	32,477	32,477
Gain on marketable equity securities and other investments, net	—	—	—	—	—	—	1,190	1,190
Gain on sale of outsourced payroll assets	—	—	—	—	—	—	51,571	51,571

Income (loss) from continuing operations before income taxes	$136,507	$164,080	$627,945	$175,593	$41,290	$87,546	$(443,180)	$789,781

		Payroll
		and	Consumer	Professional	Financial	Other
(In thousands)	QuickBooks	Payments	Tax	Tax	Institutions	Businesses	Corporate	Consolidated

Nine Months Ended April 30, 2007
Product revenue	$393,766	$154,999	$295,293	$250,321	$65	$145,788	$—	$1,240,232
Service and other revenue	64,793	233,178	504,493	28,575	76,860	92,144	—	1,000,043

Total net revenue	458,559	388,177	799,786	278,896	76,925	237,932	—	2,240,275

Segment operating income	131,661	159,240	539,101	169,226	17,777	81,797	—	1,098,802
Common expenses	—	—	—	—	—	—	(374,711)	(374,711)

Subtotal	131,661	159,240	539,101	169,226	17,777	81,797	(374,711)	724,091
Amortization of purchased intangible assets	—	—	—	—	—	—	(17,871)	(17,871)
Acquisition-related charges	—	—	—	—	—	—	(11,942)	(11,942)
Interest expense	—	—	—	—	—	—	(12,823)	(12,823)
Interest and other income	—	—	—	—	—	—	31,867	31,867
Gain on marketable equity securities and other investments, net	—	—	—	—	—	—	1,568	1,568
Gain on sale of outsourced payroll assets	—	—	—	—	—	—	406	406

Income (loss) from continuing operations before income taxes	$131,661	$159,240	$539,101	$169,226	$17,777	$81,797	$(383,506)	$715,296

7. Current Liabilities
Unsecured Revolving Credit Facility
On March 22, 2007 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on March 22, 2012. Advances under the credit facility will accrue interest at rates that are equal to, at our election, either Citibank’s base rate or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.18% to 0.575% based on our senior debt credit ratings. The applicable interest rate will be increased by 0.05% for any period in which the total principal amount of advances and letters of credit under the credit facility exceeds $250 million. The agreement includes covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 and a ratio of annual EBITDA to interest payable of not less than 3.00 to 1.00. We were in compliance with these covenants at April 30, 2008. We may use amounts borrowed under this credit facility for general corporate purposes or for future acquisitions or expansion of our business. To date we have not borrowed under this credit facility.
Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

	April 30,	July 31,
(In thousands)	2008	2007

Reserve for product returns	$71,095	$25,833
Reserve for rebates	36,923	18,918
Interest payable	6,659	21,061
Deposit received from acquirer of outsourced payroll assets	—	30,257
Executive deferred compensation plan	40,703	35,898
Other	45,493	39,683

Total other current liabilities	$200,873	$171,650

The balances of several of our other current liabilities, particularly our reserves for product returns and rebates, are affected by the seasonality of our business. See Note 1.
8. Long-Term Obligations
Senior Unsecured Notes
In connection with our acquisition of Digital Insight Corporation, on March 12, 2007 we issued $500 million of 5.40% senior unsecured notes due on March 15, 2012 and $500 million of 5.75% senior unsecured notes due on March 15, 2017 (together, the Notes), for a total principal amount of $1 billion. The Notes are redeemable by Intuit at any time, subject to a make-whole premium. We paid $56.2 million in cash for interest on the Notes during the nine months ended April 30, 2008. Based on the trading prices of the Notes at April 30, 2008 and July 31, 2007 and the interest rates we could obtain for other borrowings with similar terms at those dates, the estimated fair value of the Notes at those dates was approximately $980.2 million and $963.0 million.
The following table summarizes our senior unsecured notes at the dates indicated:

	April 30,	July 31,
(In thousands)	2008	2007

Senior notes:
5.40% fixed-rate notes, due 2012	$500,000	$500,000
5.75% fixed-rate notes, due 2017	500,000	500,000

Total senior notes	1,000,000	1,000,000
Unamortized discount	(2,049)	(2,181)

Total	$997,951	$997,819

Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

	April 30,	July 31,
(Dollars in thousands)	2008	2007

Capital lease obligations: Monthly installments through 2011; interest rates of 4.50% to 6.75%	$1,768	$2,377
Total deferred rent	60,346	49,205
Long-term deferred revenue	12,388	8,715
Long-term income tax liabilities	34,972	—
Other	3,654	4,843

Total long-term obligations	113,128	65,140
Less current portion (included in other current liabilities)	(8,845)	(7,384)

Long-term obligations due after one year	$104,283	$57,756

We reclassified certain income tax liabilities from current liabilities to long-term obligations as a result of our adoption of FIN 48 on August 1, 2007. See Note 9.
Innovative Merchant Solutions Loan and Buyout Commitments
In April 2005 our wholly owned subsidiary, Innovative Merchant Solutions (IMS), became a member of Superior Bankcard Services, LLC (SBS), a newly formed entity that acquires merchant accounts for IMS. Our consolidated financial statements include the financial position, results of operations and cash flows of SBS, after elimination of all significant intercompany balances and transactions, including amounts outstanding under the credit agreement described below. See Note 1. In connection with the formation of this entity IMS agreed to provide to SBS revolving loans in an amount of up to $40.0 million under the terms of a credit agreement. The credit agreement expires in July 2013, although certain events, such as a sale of SBS, can trigger earlier termination. Amounts outstanding under this agreement at April 30, 2008 totaled $10.1 million at interest rates of 7.0% to 9.25%. Amounts outstanding under this agreement at July 31, 2007 totaled $11.2 million at an interest rate of 9.25%. There are no scheduled repayments on the outstanding loan balance. All unpaid principal amounts and the related accrued interest are due and payable in full at the loan expiration date.
The operating agreement of SBS requires that, no later than July 2009, either IMS agree to purchase the minority members’ interests in SBS at a price to be set by negotiation or arbitration, or IMS and the minority members pursue a sale of their interests in SBS to a third party.
9. Income Taxes
Effective Tax Rate
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and other taxable items. Our effective tax rate for the three months ended April 30, 2008 was approximately 35% and did not differ significantly from the federal statutory rate. State income taxes were offset primarily by the benefit we received from tax exempt interest income, the domestic production activities deduction, and federal and state research and experimental credits. Our effective tax rate for the three months ended April 30, 2007 was approximately 36%. This differed from the federal statutory rate of 35% primarily due to state income taxes, which were partially offset by the benefit we received from federal and state research and experimental credits and tax exempt interest income.
Our effective tax rate for the nine months ended April 30, 2008 was approximately 35% and did not differ significantly from the federal statutory rate. State income taxes were offset primarily by the benefit we received from tax exempt interest income, the domestic production activities deduction, and federal and state research and experimental credits. Our effective tax rate for the nine months ended April 30, 2007 was approximately 36%. This differed from the federal statutory rate of 35% primarily due to state income taxes, which were partially offset by the benefit we received from federal and state research and experimental credits and tax exempt interest income. In addition, we benefited from the retroactive extension of the federal research and experimental credit in the fiscal 2007 period.
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
As a result of the adoption of FIN 48, there was no cumulative effect of the change on our retained earnings. We increased deferred tax assets and income taxes payable by $8.4 million and reclassified $30.2 million of income taxes payable from current liabilities to long-term obligations as a result of the adoption of FIN 48.
The total amount of our unrecognized tax benefits at August 1, 2007 was $33.3 million. Net of related deferred tax assets, unrecognized tax benefits were $25.1 million at that date. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $11.2 million. The recognition of the balance of these net benefits would result in an increase to stockholders’ equity of $6.8 million and a decrease to goodwill of $7.1 million. There were no material changes to these amounts during the three and nine months ended April 30, 2008. We do not believe that it is reasonably possible that there will be a significant increase or decrease in unrecognized tax benefits over the next 12 months.
We file U.S. federal, U.S. state, and foreign tax returns. Our major tax jurisdictions are U.S. federal and the state of California. For U.S. federal tax returns we are generally no longer subject to tax examinations for years prior to fiscal 2005. For California tax returns we are generally no longer subject to tax examinations for years prior to fiscal 2003.
We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of the date of our adoption of FIN 48, we had accrued $3.6 million for the payment of interest and had no accruals for the payment of penalties. The amount of interest and penalties recognized during the three and nine months ended April 30, 2008 was not material.
10. Stockholders’ Equity
Stock Repurchase Programs
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. We repurchased 10.8 million and 27.2 million shares for $300 million and $800 million under these programs during the three and nine months ended April 30, 2008. We repurchased 10.4 million and 17.1 million shares for $301.2 million and $506.6 million under these programs during the three and nine months ended April 30, 2007. No authorized amounts remained available under our stock repurchase programs at April 30, 2008. On May 20, 2008 we announced a new stock repurchase program under which we are authorized to repurchase up to $600 million of our common stock from time to time over a three-year period ending on May 15, 2011.
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

Stock Option Activity
A summary of activity under all share-based compensation plans for the nine months ended April 30, 2008 was as follows:

		Options Outstanding
			Weighted
			Average
	Shares		Exercise
	Available	Number	Price
	for Grant	of Shares	Per Share

Balance at July 31, 2007	6,410,464	54,489,650	$24.05
Additional shares authorized	10,000,000	—	—
Options assumed and converted related to acquisitions	—	647,992	2.00
Options granted	(1,711,725)	1,711,725	29.29
Restricted stock units granted	(2,918,053)	—	—
Options exercised	—	(6,864,687)	19.44
Options and shares canceled or expired and returned to option pool, net of options canceled from expired plans	1,785,132	(3,528,614)	31.17
Restricted stock units canceled and returned to option pool, net of restricted stock units canceled from expired plans	491,977	—	—

Balance at April 30, 2008	14,057,795	46,456,066	$24.08

At April 30, 2008, options to purchase 33,828,147 common shares were exercisable at a weighted average exercise price of $22.22 per share.
Restricted Stock Unit Activity
A summary of restricted stock unit activity for the nine months ended April 30, 2008 was as follows:

	Restricted Stock Units
		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value

Nonvested at July 31, 2007	2,504,686	$29.88
Granted	2,918,053	28.27
Restricted stock units asssumed and converted related to acquisitions	561,887	29.78
Vested	(289,402)	27.17
Forfeited	(501,344)	29.54

Nonvested at April 30, 2008	5,193,880	$29.15

Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded for continuing operations for the periods shown. The share-based compensation expense that we recorded for discontinued operations for these periods was nominal.

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
(In thousands, except per share amounts)	2008	2007	2008	2007

Cost of product revenue	$288	$134	$847	$614
Cost of service and other revenue	1,483	1,010	4,894	2,083
Selling and marketing	10,684	6,929	28,110	18,313
Research and development	8,378	5,531	24,377	16,206
General and administrative	9,260	6,728	28,054	20,769

Decrease in operating income from continuing operations and income from continuing operations before income taxes	30,093	20,332	86,282	57,985
Income tax benefit	(11,388)	(4,490)	(32,579)	(17,935)

Decrease in net income from continuing operations	$18,705	$15,842	$53,703	$40,050

Decrease in net income per share from continuing operations:
Basic	$0.06	$0.05	$0.16	$0.12

Diluted	$0.06	$0.05	$0.16	$0.11

At April 30, 2008, there was $197.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans which we expect to recognize as expense in the future. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 1.9 years.
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
You should read this MD&A in conjunction with the financial statements and related notes in Item 1 and our Annual Report on Form 10-K for the fiscal year ended July 31, 2007. In February 2007 we acquired Digital Insight Corporation for a total purchase price of approximately $1.34 billion. In December 2007 we acquired Homestead Technologies Inc. for total consideration of approximately $170 million and in February 2008 we acquired Electronic Clearing House, Inc. for a total purchase price of approximately $131 million. Accordingly, we have included the results of operations for these three companies in our consolidated results of operations from their respective dates of acquisition. We also sold our Intuit Distribution Management Solutions business in August 2007 for approximately $100 million in cash and recorded a net gain on disposal of $27.5 million. We accounted for this business as discontinued operations and have accordingly reclassified our statements of operations and balance sheets for all periods prior to the sale. Unless noted otherwise, the following discussion pertains only to our continuing operations.
Executive Overview
This overview provides a high level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important in order to understand our financial results for the third quarter and first nine months of fiscal 2008 as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Quarterly Report on Form 10-Q.
About Intuit
Intuit is a leading provider of business and financial management solutions for small and medium sized businesses; financial institutions; consumers; and accounting professionals. We organize our business into the following six segments:
•	QuickBooks includes QuickBooks accounting and business management software and technical support, as well as financial supplies for small businesses.

•	Payroll and Payments includes small business payroll products and services. It also encompasses merchant services, such as credit and debit card processing, check conversion and automated clearing house (ACH) capabilities provided by our Innovative Merchant Solutions business.

•	Consumer Tax includes our TurboTax consumer and small business tax return preparation products and services.

•	Professional Tax includes our Lacerte and ProSeries professional tax products and services.

•	Financial Institutions consists primarily of outsourced online banking applications and services for banks and credit unions provided by our Digital Insight business.

•	Other Businesses includes our Quicken personal finance products and services, Intuit Real Estate Solutions, and our businesses in Canada and the United Kingdom.

Seasonality and Trends
Our QuickBooks, Consumer Tax and Professional Tax businesses are highly seasonal. Some of our other offerings are also seasonal, but to a lesser extent. Revenue from many of our small business software products, including QuickBooks, tends to be at its peak around calendar year end, although the timing of new product releases or changes in our offerings can materially shift revenue between quarters. Sales of income tax preparation products and services are heavily concentrated in the period from November through April. In our Consumer Tax business, a greater proportion of our revenue has been occurring later in this seasonal period due in part to the growth in sales of TurboTax Online, for which revenue is recognized upon printing or electronic filing of a tax return. The seasonality of our Consumer Tax and Professional Tax revenue is also affected by the timing of the availability of tax forms from taxing agencies and the ability of those agencies to receive electronic tax return submissions. Delays in the availability of tax forms or the ability of taxing agencies to receive submissions can cause revenue to shift from our second fiscal quarter to our third fiscal quarter. These seasonal patterns mean that our total net revenue is usually highest during our second quarter ending January 31 and third quarter ending April 30. We typically report losses in our first quarter ending October 31 and fourth quarter ending July 31, when revenue from our tax businesses is minimal while operating expenses continue at relatively consistent levels. We believe the seasonality of our revenue is likely to continue in the future. In MD&A we often focus on year-to-date results for our seasonal businesses as they are generally more meaningful than quarterly results.
Overview of Financial Results
Total net revenue for the first nine months of fiscal 2008 was $2.6 billion, up 16% compared with the first nine months of fiscal 2007. The fiscal 2008 revenue increase was driven by our acquisition of Digital Insight and revenue growth in our Consumer Tax segment. Excluding the impact of our acquisitions of Digital Insight, Homestead Technologies Inc. (Homestead) and Electronic Clearing House, Inc. (ECHO) and the transition of certain outsourced payroll customers in connection with a sale of assets to Automatic Data Processing, Inc. (ADP), we estimate that total net revenue for the first nine months of fiscal 2008 would have increased 12% compared with the same period of fiscal 2007.
Operating income from continuing operations of $744.9 million for the first nine months of fiscal 2008 increased 7% compared with $694.3 million for the first nine months of fiscal 2007. Fiscal 2008 revenue growth was partially offset by higher costs of revenue and higher operating expenses. Higher costs and expenses in the first nine months of fiscal 2008 reflect our acquisition of Digital Insight, which has a higher cost structure than our other businesses. Higher costs and expenses in that period also reflect higher costs of revenue associated with revenue growth in our other segments, increased investment in research and development for new and existing offerings, and increases in advertising and other marketing expenses to support our Consumer Tax offerings. The effects of these factors are described in more detail below.
Net income from continuing operations of $512.6 million for the first nine months of fiscal 2008 increased 12% compared with $456.3 million for the first nine months of fiscal 2007. In the first nine months of fiscal 2008 we incurred interest expense of $40.4 million on the debt we issued in connection with our February 2007 acquisition of Digital Insight, compared with $12.8 million for the same period of fiscal 2007. We also recorded a pre-tax gain of $51.6 million on the sale of certain outsourced payroll assets in the first nine months of fiscal 2008. Our effective tax rates for the first nine months of fiscal 2008 and 2007 were approximately 35% and 36%. Average shares outstanding declined during the first nine months of fiscal 2008 as a result of repurchases of 27.2 million shares of common stock under our stock repurchase programs, partially offset by the issuance of 8.0 million shares in connection with our employee stock plans. Diluted net income per share from continuing operations of $1.50 for the first nine months of fiscal 2008 increased 17% compared with $1.28 for the same period of fiscal 2007 due to the factors noted above.
On December 18, 2007 we acquired Homestead Technologies Inc. for total consideration of approximately $170 million on a fully diluted basis. Homestead is a provider of Web site services to small businesses and became part of our QuickBooks segment.
On February 29, 2008 we acquired Electronic Clearing House, Inc. for a total purchase price of approximately $131 million in cash. ECHO is a provider of electronic payment processing services to small businesses and became part of our Payroll and Payments segment.

During the third quarter of fiscal 2008 we completed the transition of certain outsourced payroll customers in connection with a sale of assets to ADP. See “Non-Operating Income and Expenses — Dispositions and Discontinued Operations” later in this Item 2 for more information.
We ended the third quarter of fiscal 2008 with cash and short-term investments totaling $896.9 million, a decrease of $406.8 million from July 31, 2007. Due to a decrease in liquidity in the global credit markets, we reclassified $292.0 million in auction rate securities from short-term investments to long-term investments during the third quarter of fiscal 2008. See Note 2 to the financial statements in Item 1 for more information. In the first nine months of fiscal 2008 we generated cash from continuing operations, the receipt of cash from sales of investments, the sale of our Intuit Distribution Management Solutions business and the issuance of common stock under employee stock plans. During the same period we used cash for the repurchase of 27.2 million shares of our common stock for $800 million under our stock repurchase programs, for the purchases of Homestead and ECHO, and for the purchase of property and equipment. No authorized amounts remained available under our stock repurchase programs at April 30, 2008. On May 20, 2008 we announced a new stock repurchase program under which we are authorized to repurchase up to $600 million of our common stock from time to time over a three-year period ending on May 15, 2011. See “Liquidity and Capital Resources” later in this Item 2 for more information.
Critical Accounting Policies and Estimates
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2007 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Except for the change to our income tax policy that is discussed in “Income Taxes — Adoption of FASB Interpretation No. 48” below, we believe that during the first nine months of fiscal 2008 there were no significant changes in those critical accounting policies and estimates. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit Committee of our Board of Directors.
Income Taxes — Adoption of FASB Interpretation No. 48
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

Results of Operations
Financial Overview

(Dollars in millions,					YTD	YTD
except per	Q3	Q3	$	%	Q3	Q3	$	%
share amounts)	FY08	FY07	Change	Change	FY08	FY07	Change	Change

Total net revenue	$1,313.0	$1,139.1	$173.9	15%	$2,592.8	$2,240.3	$352.5	16%
Operating income from continuing operations	674.5	578.1	96.4	17%	744.9	694.3	50.6	7%
Net income from continuing operations	444.2	367.9	76.3	21%	512.6	456.3	56.3	12%
Diluted net income per share from continuing operations	$1.33	$1.04	$0.29	28%	$1.50	$1.28	$0.22	17%
Total net revenue increased $173.9 million or 15% in the third quarter of fiscal 2008 compared with the third quarter of fiscal 2007. Total net revenue was higher in the third quarter of fiscal 2008 due to revenue growth in each of our segments, with the majority of the growth coming from our Consumer Tax and Professional Tax segments. Excluding the impact of our acquisitions of Digital Insight, Homestead and ECHO; the transition of certain outsourced payroll customers in connection with a sale of assets to ADP; and the deferral of Professional Tax revenue described below, we estimate that total net revenue for the third quarter of fiscal 2008 would have increased 13% compared with the same period of fiscal 2007. Consumer Tax segment revenue increased $91.8 million or 16% in the third quarter of fiscal 2008 compared with the third quarter of fiscal 2007 due to growth in TurboTax Online units. Professional Tax segment revenue increased $27.4 million or 20% in the third quarter of fiscal 2008 compared with the third quarter of fiscal 2007. We estimate that, compared with the third quarter of fiscal 2007, changes in our Professional Tax offerings for the 2007 tax year caused $23 million in Professional Tax revenue to be deferred from the second quarter of fiscal 2008 to the third quarter of fiscal 2008. Revenue in our QuickBooks segment was up 5% and Payroll and Payments segment revenue increased 14% compared with the third quarter of fiscal 2007. Payroll and Payments segment revenue for the third quarter of fiscal 2008 increased 13% when adjusted for our acquisition of ECHO and the transition of certain outsourced payroll customers in connection with a sale of assets to ADP. See “Total Net Revenue by Business Segment” later in this Item 2 for more information.
Total net revenue increased $352.5 million or 16% in the first nine months of fiscal 2008 compared with the first nine months of fiscal 2007. Total net revenue was higher in the fiscal 2008 period due to our acquisition of Digital Insight, which accounted for about $141 million of the increase, and to revenue growth in our Consumer Tax segment, which accounted for about $120 million of the increase. Excluding the impact of our acquisitions of Digital Insight, Homestead and ECHO and the transition of certain outsourced payroll customers in connection with a sale of assets to ADP, we estimate that total net revenue for the first nine months of fiscal 2008 would have increased 12% compared with the same period of fiscal 2007. Consumer Tax segment revenue increased $118.7 million or 15% in the first nine months of fiscal 2008 compared with the first nine months of fiscal 2007 due to growth in TurboTax Online units. Professional Tax segment revenue increased 1% in the first nine months of fiscal 2008 compared with the first nine months of fiscal 2007. Revenue in our QuickBooks segment was up 6% and Payroll and Payments segment revenue also increased 6% compared with the first nine months of fiscal 2007. Payroll and Payments segment revenue for the first nine months of fiscal 2008 increased 16% when adjusted for the impact of our acquisition of ECHO and the transition of certain outsourced payroll customers in connection with a sale of assets to ADP. See “Total Net Revenue by Business Segment” later in this Item 2 for more information.
Higher revenue in the third quarter and first nine months of fiscal 2008 was partially offset by higher costs and expenses, including costs and expenses associated with Digital Insight. The costs and expenses for our Financial Institutions segment, which includes Digital Insight, are relatively higher as a percentage of revenue than the costs and expenses for our other businesses. Including Digital Insight, increases for the first nine months of fiscal 2008 were approximately $70 million for cost of product, service and other revenue, approximately $103 million for product development, approximately $92 million for selling and marketing expenses and approximately $38 million for the amortization of Digital Insight intangible assets. See “Cost of Revenue” and “Operating Expenses” later in this Item 2 for more information.
Net income from continuing operations increased $76.3 million or 21% in the third quarter of fiscal 2008 and $56.3 million or 12% in the first nine months of fiscal 2008 compared with the same periods of fiscal 2007. In the first nine months of fiscal 2008 we incurred interest expense of $40.4 million on the debt we issued in connection with our February 2007 acquisition of Digital Insight, compared with $12.8 million in the same period of fiscal 2007. We also recorded a pre-tax gain of $51.6 million on the sale of certain outsourced payroll assets to ADP in the first nine months of fiscal 2008. Our effective tax rates for the third quarters of fiscal 2008 and 2007 were approximately 35% and 36%. Our effective tax rates for the first nine months of fiscal 2008 and 2007 were approximately 35% and 36%. See “Income Taxes” later in this Item 2 for more information. Average shares outstanding declined during the first nine months of fiscal 2008 as a result of repurchases of 27.2 million shares of common stock under our stock repurchase programs, partially offset by the issuance of 8.0 million shares in connection with our employee stock plans. Due to these factors, diluted net income per share from continuing operations increased 28% to $1.33 in the third quarter of fiscal 2008 and increased 17% to $1.50 in the first nine months of fiscal 2008 compared with the same periods of fiscal 2007.

Total Net Revenue by Business Segment
The table below and the discussion of net revenue by business segment that follows it are organized in accordance with our six reportable business segments. See Note 6 to the financial statements in Item 1 for descriptions of product revenue and service and other revenue for each segment.

		% of		% of			% of		% of
		Total		Total		YTD	Total	YTD	Total
	Q3	Net	Q3	Net	%	Q3	Net	Q3	Net	%
(Dollars in millions)	FY08	Revenue	FY07	Revenue	Change	FY08	Revenue	FY07	Revenue	Change

QuickBooks
Product revenue	$128.1		$132.6			$392.9		$393.8
Service and other revenue	37.0		24.3			94.5		64.8

Subtotal	165.1	13%	156.9	14%	5%	487.4	19%	458.6	21%	6%

Payroll and Payments
Product revenue	55.0		52.8			162.5		155.0
Service and other revenue	87.1		71.7			248.9		233.2

Subtotal	142.1	11%	124.5	11%	14%	411.4	16%	388.2	17%	6%

Consumer Tax
Product revenue	123.6		126.1			307.5		295.3
Service and other revenue	533.3		439.0			611.0		504.5

Subtotal	656.9	50%	565.1	49%	16%	918.5	35%	799.8	36%	15%

Professional Tax
Product revenue	146.4		116.3			258.9		250.3
Service and other revenue	19.5		22.2			23.4		28.6

Subtotal	165.9	12%	138.5	12%	20%	282.3	11%	278.9	12%	1%

Financial Institutions
Product revenue	0.2		—			0.5		—
Service and other revenue	76.1		65.0			220.3		76.9

Subtotal	76.3	6%	65.0	6%	17%	220.8	8%	76.9	3%	NM

Other Businesses
Product revenue	64.4		56.2			154.8		145.8
Service and other revenue	42.3		32.9			117.6		92.1

Subtotal	106.7	8%	89.1	8%	20%	272.4	11%	237.9	11%	15%

Total Company
Product revenue	517.7		484.0			1,277.1		1,240.2
Service and other revenue	795.3		655.1			1,315.7		1,000.1

Total net revenue	$1,313.0	100%	$1,139.1	100%	15%	$2,592.8	100%	$2,240.3	100%	16%

NM = Not meaningful
QuickBooks
QuickBooks segment total net revenue increased $8.2 million or 5% in the third quarter of fiscal 2008 and $28.8 million or 6% in the first nine months of fiscal 2008 compared with the same periods of fiscal 2007. Excluding about $6 million and $8 million in revenue from Homestead, which we acquired in December 2007, QuickBooks segment total net revenue increased 2% in the third quarter of fiscal 2008 and 5% in the first nine months of fiscal 2008 compared with the same periods of fiscal 2007. Total QuickBooks software unit sales, including activations of our free Simple Start offering, were up slightly in the first nine months of fiscal 2008 compared with the same period of fiscal 2007. Revenue growth in that period was driven by a 20% increase in QuickBooks Online Edition subscribers and growth in revenue from secondary products and services sold in conjunction with QuickBooks software units.

Payroll and Payments
Payroll and Payments total net revenue increased $17.6 million or 14% in the third quarter of fiscal 2008 compared with the third quarter of fiscal 2007. In our Payments business, merchant services revenue increased 41% due to 20% growth in our core merchant services customer base and our acquisition of ECHO. Payroll revenue was up slightly as we completed the transition of portions of our Complete Payroll and Premier Payroll Services customer base in connection with a sale of assets to ADP. We estimate that revenue growth in our Payroll and Payments segment in the third quarter of fiscal 2008 compared with the third quarter of fiscal 2007 would have been approximately 13% when adjusted for the impact of our acquisition of ECHO and the sale of those payroll customers.
Payroll and Payments total net revenue increased $23.2 million or 6% in the first nine months of fiscal 2008 compared with the same period of fiscal 2007. In our Payments business, merchant services revenue increased 35% due to 20% growth in our core merchant services customer base and our acquisition of ECHO. Payroll revenue decreased 7% as we completed the transition of portions of our Complete Payroll and Premier Payroll Services customer base in connection with a sale of assets to ADP. We estimate that revenue growth in our Payroll and Payments segment in the first nine months of fiscal 2008 compared with the same period of fiscal 2007 would have been approximately 16% when adjusted for the impact of our acquisition of ECHO and the sale of those payroll customers.
Consumer Tax
Consumer Tax total net revenue increased $91.8 million or 16% in the third quarter of fiscal 2008 and $118.7 million or 15% in the first nine months of fiscal 2008 compared with the same periods of fiscal 2007. The fiscal 2008 revenue increases were due to 17% growth in total federal TurboTax units, which was driven by 37% growth in TurboTax Online units.
Professional Tax
Professional Tax total net revenue increased $27.4 million or 20% in the third quarter of fiscal 2008 and increased $3.4 million or 1% in the first nine months of fiscal 2008 compared with the same periods of fiscal 2007. We estimate that, compared with the third quarter of fiscal 2007, changes in our Professional Tax offerings for the 2007 tax year caused $23 million in Professional Tax revenue to be deferred from the second quarter of fiscal 2008 to the third quarter of fiscal 2008. In addition, we discontinued our ProSeries Express product line in fiscal 2008, which we estimate resulted in a loss of five percentage points of growth for the Professional Tax segment in the first nine months of fiscal 2008 compared with the same period of fiscal 2007.
Financial Institutions
Financial Institutions total net revenue increased $11.3 million or 17% in the third quarter of fiscal 2008 compared with the third quarter of fiscal 2007. Adjusting for the timing of our acquisition of Digital Insight, which closed on February 6, 2007, Financial Institutions total net revenue increased 10% in this period. Adjusted revenue growth in the third quarter of fiscal 2008 was due to 9% growth in Internet banking end users and 17% growth in bill-pay end users. Financial Institutions total net revenue increased $143.9 million to $220.8 million in the first nine months of fiscal 2008 compared with the same period of fiscal 2007 due mainly to our acquisition of Digital Insight.
Other Businesses
Other Businesses total net revenue increased $17.6 million or 20% in the third quarter of fiscal 2008 and $34.5 million or 15% in the first nine months of fiscal 2008 compared with the same periods of fiscal 2007. In the first nine months of fiscal 2008, revenue from our businesses in Canada and the United Kingdom increased 19%, revenue from our Intuit Real Estate Solutions business grew 22%, and Quicken revenue was up 3%. The weaker U.S. dollar contributed to Canadian revenue growth, accounting for approximately seven percentage points of Other Businesses segment revenue growth in the third quarter of fiscal 2008 and approximately five percentage points of Other Businesses segment revenue growth in the first nine months of fiscal 2008 compared with the same periods of fiscal 2007.

Cost of Revenue

		% of		% of	YTD	% of	YTD	% of
	Q3	Related	Q3	Related	Q3	Related	Q3	Related
(Dollars in millions)	FY08	Revenue	FY07	Revenue	FY08	Revenue	FY07	Revenue

Cost of product revenue	$34.6	7%	$40.6	8%	$125.3	10%	$142.1	11%
Cost of service and other revenue	105.3	13%	90.4	14%	305.6	23%	218.6	22%
Amortization of purchased intangible assets	14.1	n/a	13.5	n/a	40.2	n/a	17.9	n/a

Total cost of revenue	$154.0	12%	$144.5	13%	$471.1	18%	$378.6	17%

Cost of product revenue as a percentage of product revenue decreased slightly to 7% in the third quarter of fiscal 2008 from 8% in the third quarter of fiscal 2007 due to cost efficiencies achieved for our QuickBooks 2008 and Consumer Tax product lines. Cost of service and other revenue as a percentage of service and other revenue decreased slightly to 13% in the third quarter of fiscal 2008 from 14% in the third quarter of fiscal 2007 due to high growth in TurboTax Online revenue and electronic filing services revenue, which have relatively lower costs of service revenue compared with our other service offerings.
Cost of product revenue as a percentage of product revenue decreased slightly to 10% in the first nine months of fiscal 2008 from 11% in the same period of fiscal 2007 due to cost efficiencies achieved for our QuickBooks 2008 and Consumer Tax product lines. Cost of service and other revenue as a percentage of service and other revenue increased slightly to 23% in the first nine months of fiscal 2008 from 22% in the first nine months of fiscal 2007 due to the impact of our acquisition of Digital Insight, which has relatively higher costs of service and other revenue, partially offset by the impact of growth in TurboTax Online revenue and electronic filing services revenue, which have relatively lower costs of service revenue compared with our other service offerings.
Amortization of purchased intangible assets increased in the first nine months of fiscal 2008 compared with the same period of fiscal 2007 due to the amortization of Digital Insight purchased intangible assets, which we acquired in February 2007.
Operating Expenses

		% of		% of		% of		% of
		Total		Total	YTD	Total	YTD	Total
	Q3	Net	Q3	Net	Q3	Net	Q3	Net
(Dollars in millions)	FY08	Revenue	FY07	Revenue	FY08	Revenue	FY07	Revenue

Selling and marketing	$246.1	19%	$214.7	19%	$679.5	26%	$587.7	26%
Research and development	150.0	11%	116.2	10%	449.1	17%	346.6	15%
General and administrative	79.2	6%	77.0	7%	222.9	9%	221.2	10%
Acquisition-related charges	9.3	1%	8.7	1%	25.3	1%	11.9	1%

Total operating expenses	$484.6	37%	$416.6	37%	$1,376.8	53%	$1,167.4	52%

Total operating expenses as a percentage of total net revenue were comparable in the third quarters of fiscal 2008 and fiscal 2007. Total operating expenses in dollars increased about $68 million in the third quarter of fiscal 2008, approximately $18 million of which was due to our acquisitions of Digital Insight, Homestead and ECHO and approximately $9 million of which was due to higher share-based compensation expense. During this period we also increased spending for research and development for existing offerings as well as for new offerings, and for selling and marketing expenses to support our Consumer Tax and Small Business offerings. Excluding the impact of the increase in share-based compensation expense, general and administrative expenses in dollars declined slightly in the third quarter of fiscal 2008 compared with the same quarter of fiscal 2007.

Total operating expenses as a percentage of total net revenue increased slightly to 53% in the first nine months of fiscal 2008 compared with 52% in the first nine months of fiscal 2007. Total operating expenses in dollars increased about $209 million in the first nine months of fiscal 2008, approximately $89 million of which was due to our acquisitions of Digital Insight, Homestead and ECHO and approximately $25 million of which was due to higher share-based compensation expense.
Including Digital Insight, Homestead and ECHO, about half of the increase in total operating expenses in dollars for the first nine months of fiscal 2008 was due to higher research and development expenses. During this period, we continued to invest in research and development for existing offerings as well as for new offerings. About 45% of the increase in total operating expenses in dollars for this period was due to higher selling and marketing expenses. Of the increase in selling and marketing expenses in dollars for this period about 38% was due to our acquisition of Digital Insight, whose selling costs are relatively higher compared with our other businesses because they sell their services to financial institutions through a direct sales force. Another 30% of the increase in selling and marketing expenses in dollars was due to higher advertising and other marketing expenses to support our Consumer Tax offerings. Excluding the impact of the increase in share-based compensation expense, general and administrative expenses in dollars declined about $6 million in the first nine months of fiscal 2008 compared with the same period of fiscal 2007.
Acquisition-related charges increased in the first nine months of fiscal 2008 compared with the same period of fiscal 2007 due to the amortization of Digital Insight purchased intangible assets, which we acquired in February 2007.
Segment Operating Income (Loss)
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. Segment expenses do not include certain costs, such as corporate selling and marketing, product development, and general and administrative expenses and share-based compensation expenses, which are not allocated to specific segments. These unallocated costs totaled $138.3 million and $125.4 million in the third quarters of fiscal 2008 and 2007 and $422.5 million and $374.7 million in the first nine months of fiscal 2008 and 2007. Unallocated costs increased approximately $10 million and $28 million in the third quarter and first nine months of fiscal 2008 compared with the same periods of fiscal 2007 due to higher share-based compensation expenses. Unallocated costs also increased in these periods due to higher expenses for shared product development and marketing functions. Segment expenses also do not include amortization of purchased intangible assets, acquisition-related charges, and impairment of goodwill and purchased intangible assets. In addition, segment expenses do not include interest expense, interest and other income, and realized net gains or losses on marketable equity securities and other investments. See Note 6 to the financial statements in Item 1 for reconciliations of total segment operating income or loss to income or loss from continuing operations before income taxes for each fiscal period presented.

		% of		% of	YTD	% of	YTD	% of
	Q3	Related	Q3	Related	Q3	Related	Q3	Related
(Dollars in millions)	FY08	Revenue	FY07	Revenue	FY08	Revenue	FY07	Revenue

QuickBooks	$44.1	27%	$50.6	32%	$136.5	28%	$131.7	29%
Payroll and Payments	50.2	35%	51.3	41%	164.1	40%	159.2	41%
Consumer Tax	545.1	83%	460.3	81%	627.9	68%	539.1	67%
Professional Tax	135.3	82%	110.7	80%	175.6	62%	169.2	61%
Financial Institutions	16.3	21%	14.4	22%	41.3	19%	17.8	23%
Other Businesses	45.1	42%	38.4	43%	87.6	32%	81.8	34%

Total segment operating income	$836.1	64%	$725.7	64%	$1,233.0	48%	$1,098.8	49%

QuickBooks
QuickBooks segment operating income as a percentage of related revenue decreased to 27% in the third quarter of fiscal 2008 from 32% in the third quarter of fiscal 2007. QuickBooks segment revenue increased $8.2 million in the third quarter of fiscal 2008 compared with the third quarter of fiscal 2007. This increase included about $6 million in revenue from Homestead, which we acquired in December 2007. Cost of revenue remained relatively flat as cost efficiencies achieved for our QuickBooks 2008 product line offset higher costs associated with QuickBooks services. Including Homestead, selling and marketing expenses increased approximately $9 million and product development expenses increased approximately $5 million in the third quarter of fiscal 2008 compared with the third quarter of fiscal 2007.
QuickBooks segment operating income as a percentage of related revenue decreased slightly to 28% in the first nine months of fiscal 2008 from 29% in the first nine months of fiscal 2007. QuickBooks segment revenue grew $28.8 million in the first nine months of fiscal 2008 compared with the same period of fiscal 2007. This increase included about $8 million in revenue from Homestead. Cost of revenue remained relatively flat as cost efficiencies achieved for our QuickBooks 2008 product line partially offset higher costs associated with QuickBooks services. Including Homestead, selling and marketing expenses increased approximately $9 million, product development expenses increased approximately $11 million and general and administrative expenses increased approximately $3 million in the first nine months of fiscal 2008 compared with the same period of fiscal 2007.
Payroll and Payments
Payroll and Payments segment operating income as a percentage of related revenue decreased to 35% in the third quarter of fiscal 2008 from 41% in the third quarter of fiscal 2007. Total Payroll and Payments revenue increased $17.6 million in the third quarter of fiscal 2008 compared with the same quarter of fiscal 2007 on higher merchant services revenue and flat total payroll revenue. Cost of revenue increased approximately $7 million as merchant services revenue has relatively higher costs of revenue than our payroll business. Higher gross margins in the third quarter of fiscal 2008 were offset by higher product development, selling and marketing, and infrastructure costs.
Payroll and Payments segment operating income as a percentage of related revenue decreased slightly to 40% in the first nine months of fiscal 2008 from 41% in the same period of fiscal 2007. Total Payroll and Payments revenue increased $23.2 million in the first nine months of fiscal 2008 compared with the same period of fiscal 2007, with higher merchant services revenue more than offsetting lower total payroll revenue. Although merchant services revenue has relatively higher costs of revenue than our combined payroll business, low growth in cost of revenue in the segment was achieved through our transition of certain full service payroll customers, which also have relatively higher costs of revenue, to ADP. Higher gross margins in the first nine months of fiscal 2008 were partially offset by higher product development, selling and marketing, and infrastructure costs.
Consumer Tax
Consumer Tax segment operating income as a percentage of related revenue increased to 83% in the third quarter of fiscal 2008 from 81% in the third quarter of fiscal 2007 and increased slightly to 68% in the first nine months of fiscal 2008 from 67% in the same period of fiscal 2007. The $118.7 million growth in Consumer Tax revenue in the first nine months of fiscal 2008 was partially offset by higher expenses, including increases of approximately $28 million for selling and marketing expenses (including higher radio, television and online advertising expenses as well as higher direct marketing expenses) and approximately $8 million for product development expenses. Lower cost of revenue and general and administrative expenses partially offset the increases in selling and marketing expenses and product development expenses.
Professional Tax
Professional Tax segment operating income as a percentage of related revenue increased to 82% in the third quarter of fiscal 2008 from 80% in the third quarter of fiscal 2007 and increased slightly to 62% in the first nine months of fiscal 2008 from 61% in the same period of fiscal 2007. Professional Tax segment operating income for the third quarter of fiscal 2008 was affected by the deferral of approximately $23 million in revenue associated with changes in our offerings from the second quarter of fiscal 2008 to the third quarter of fiscal 2008. If this deferral had not occurred, Professional Tax segment operating income as a percentage of related revenue would have been 79% in the third quarter of fiscal 2008.
Financial Institutions
Financial Institutions segment operating income as a percentage of related revenue decreased slightly to 21% in the third quarter of fiscal 2008 from 22% in the third quarter of fiscal 2007. Financial Institutions revenue increased $11.3 million in the third quarter of fiscal 2008 compared with the same quarter of fiscal 2007 while cost of revenue increased approximately $4 million, selling and marketing expenses increased approximately $3 million, and research and development expenses increased approximately $2 million in that period.

Financial Institutions segment operating income as a percentage of related revenue decreased to 19% in the first nine months of fiscal 2008 from 23% in the same period of fiscal 2007. The fiscal 2008 decrease in segment operating income was due to our February 2007 acquisition of Digital Insight, which we combined with our existing financial institutions business to create a new Financial Institutions segment. This new segment is significantly larger and has higher costs, including relatively higher cost of service and other revenue and higher selling expenses, than the Intuit financial institutions business that preceded it.
Other Businesses
Other Businesses segment operating income as a percentage of related revenue decreased slightly to 42% in the third quarter of fiscal 2008 from 43% in the third quarter of fiscal 2007 and decreased to 32% in the first nine months of fiscal 2008 from 34% in the same period of fiscal 2007. Much of the revenue growth in this segment came from our Intuit Real Estate Solutions business, which has a higher cost structure than the other businesses in this segment. In addition, selling and marketing expenses in our business in Canada increased in both fiscal 2008 periods in support of our latest QuickBooks and consumer tax offerings.
Non-Operating Income and Expenses
Interest Expense
In order to finance a portion of our February 2007 acquisition of Digital Insight, we issued $1 billion in senior notes. Interest expense of $12.8 million for the third quarter of fiscal 2008, $40.4 million for the first nine months of fiscal 2008, and $12.8 million for the third quarter and first nine months of fiscal 2007 consisted primarily of interest on $500 million in principal amount of the senior notes at 5.40% and interest on $500 million in principal amount of the senior notes at 5.75%. The senior notes are due in March 2012 and March 2017 and are redeemable by Intuit at any time, subject to a make-whole premium.
Interest and Other Income

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
(In millions)	2008	2007	2008	2007

Interest income	$9.3	$10.6	$30.3	$31.7
Net gains (losses) on executive deferred compensation plan assets	0.8	(0.2)	(0.7)	(0.6)
Other	0.3	0.2	2.9	0.8

Total interest and other income	$10.4	$10.6	$32.5	$31.9

Interest and other income consists primarily of interest income. Lower interest rates and lower average invested balances resulted in lower interest income in the third quarter and first nine months of fiscal 2008 compared with the same periods of fiscal 2007.
Income Taxes
Effective Tax Rate
Our effective tax rate for the third quarter of fiscal 2008 was approximately 35% and did not differ significantly from the federal statutory rate. State income taxes were offset primarily by the benefit we received from tax exempt interest income, the domestic production activities deduction, and federal and state research and experimental credits. Our effective tax rate for the third quarter of fiscal 2007 was approximately 36%. This differed from the federal statutory rate of 35% due primarily to state income taxes, which were partially offset by the benefit we received from federal and state research and experimental credits and tax exempt interest income.
Our effective tax rate for the first nine months of fiscal 2008 was approximately 35% and did not differ significantly from the federal statutory rate. State income taxes were offset primarily by the benefit we received from tax exempt interest income, the domestic production activities deduction, and federal and state research and experimental credits. Our effective tax rate for the first nine months of fiscal 2007 was approximately 36%. This differed from the federal statutory rate of 35% primarily due to state income taxes, which were partially offset by the benefit we received from federal and state research and experimental credits and tax exempt interest income. In addition, we benefited from the retroactive extension of the federal research and experimental credit in the fiscal 2007 period.
Net Deferred Tax Assets
At April 30, 2008, we had total net deferred tax assets of $182.1 million, which included a valuation allowance of $2.5 million for certain state net operating loss carryforwards. The allowance reflects management’s assessment that we may not receive the benefit of loss carryforwards in certain state jurisdictions. While we believe our current valuation allowance is sufficient, it may be necessary to increase this amount if it becomes more likely that we will not realize a greater portion of the net deferred tax assets. We assess the need for an adjustment to the valuation allowance on a quarterly basis. See Note 9 to the financial statements in Item 1.
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
Dispositions and Discontinued Operations
During fiscal 2008 and 2007 we sold the assets and businesses described below. See Note 5 to the financial statements in Item 1 for more complete descriptions of these dispositions and discontinued operations.
Intuit Distribution Management Solutions Discontinued Operations
In August 2007 we sold our Intuit Distribution Management Solutions (IDMS) business for approximately $100 million in cash and recorded a net gain on disposal of $27.5 million. IDMS was part of our Other Businesses segment. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have accounted for IDMS as a discontinued operation and segregated its operating results from continuing operations in our statements of operations for all periods prior to the sale. Revenue and net loss from IDMS discontinued operations were $1.9 million and $0.7 million for the first nine months of fiscal 2008. Revenue and net income from IDMS discontinued operations were $15.3 million and $0.4 million for the third quarter of fiscal 2007. Revenue and net loss from IDMS discontinued operations were $39.5 million and $1.5 million for the first nine months of fiscal 2007.
Sale of Outsourced Payroll Assets
In March 2007 we sold certain assets related to our Complete Payroll and Premier Payroll Service business to Automated Data Processing, Inc. (ADP) for a purchase price of up to approximately $135 million in cash. The final purchase price was contingent upon the number of customers that transitioned to ADP pursuant to the purchase agreement over a period of approximately one year from the date of sale. In the three and nine months ended April 30, 2008 we recorded pre-tax net gains of $13.6 million and $51.6 million on our statement of operations for customers who transitioned to ADP during those periods. We received a total purchase price of $93.6 million and recorded a total pre-tax gain of $83.2 million from the inception of this transaction through its completion in the third quarter of fiscal 2008. In accordance with the provisions of SFAS 144, we did not account for this transaction as a discontinued operation. The assets were part of our Payroll and Payments segment.

Liquidity and Capital Resources
Overview
At April 30, 2008, our cash, cash equivalents and investments totaled $896.9 billion, a decrease of $406.8 million from July 31, 2007 due to the factors noted below. Our primary source of liquidity has been cash from operations, which entails the collection of accounts receivable for products and services. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, debt service costs, repurchases of common stock and acquisitions of businesses.
In connection with our acquisition of Digital Insight Corporation, in March 2007 we issued five-year and ten-year senior unsecured notes totaling $1 billion and used approximately $300 million of our cash balances. We also have a $500 million unsecured revolving line of credit facility that is described later in this Item 2. To date we have not borrowed under the facility.
The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

	April 30,	July 31,	$	%
(Dollars in millions)	2008	2007	Change	Change

Cash, cash equivalents and investments	$896.9	$1,303.7	$(406.8)	(31%)
Long-term debt	998.0	997.8	0.2	0%
Working capital	238.9	791.8	(552.9)	(70%)
Ratio of current assets to current liabilities	1.2:1	1.7:1

	Nine Months Ended
	April 30,	April 30,	$	%
(In millions)	2008	2007	Change	Change

Cash flow from continuing operations	$869.5	$814.7	$54.8	7%
Acquisitions of businesses	(262.8)	(1,269.3)	1,006.5	(79%)
Proceeds from the sale of businesses	132.0	44.3	87.7	198%
Purchases of property and equipment	(217.3)	(89.3)	(128.0)	143%
Issuance of long-term debt	—	997.8	(997.8)	(100%)
Purchase of treasury stock	(800.0)	(506.8)	(293.2)	58%
Net proceeds from issuance of common stock under stock plans	146.9	150.9	(4.0)	(3%)
Auction Rate Securities
At February 1, 2008, we had approximately $328 million invested in AAA-rated municipal auction rate securities that we classified as short-term investments. Auction rate securities are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 35 days. The underlying assets of the municipal auction rate securities we hold are generally student loans which are guaranteed by the U.S. Department of Education. We sold approximately $36 million of these securities through the normal auction process in early February 2008. Beginning in February 2008, a decrease in liquidity in the global credit markets caused auctions to fail for substantially all of the remaining municipal auction rate securities we held. When these auctions failed to clear, higher interest rates for many of those securities went into effect. However, the principal amounts of those securities will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuer calls the security, the issuer repays principal over time from cash flows prior to final maturity, or the security matures according to contractual terms ranging from one to 39 years. At April 30, 2008, substantially all our auction rate securities were rated AAA/Aaa by the major credit rating agencies. We continue to believe that the credit quality of our auction rate securities is high and we expect that we will receive the principal amounts of these securities through one of the means described above.
We estimated the fair values of the municipal auction rate securities we held at April 30, 2008 using valuation reports from third parties and a discounted cash flow model that we prepared. Using these reports and our discounted cash flow model we determined that the fair values of the municipal auction rate securities we held at

April 30, 2008 were not significantly impaired, and as a result we recorded no decrease in the fair values of those securities for the three or nine months then ended.
While the recent auction failures will limit our ability to liquidate these securities for some period of time, based on our expected operating cash flows and our other sources of cash, we do not believe that the reduction in liquidity of our municipal auction rate securities will have a material impact on our overall ability to meet our liquidity needs. We have the ability and intent to hold these securities until liquidity returns to the market, other secondary markets develop, or the securities mature. However, as it is not certain when liquidity will return to the market or when other secondary markets will develop, we reclassified our investments in auction rate securities totaling $292 million from short-term investments to long-term investments on our balance sheet at April 30, 2008. See Note 2 to the financial statements in Item 1 for more information.
Operating Activities
During the first nine months of fiscal 2008 we generated $869.5 million in cash from our continuing operations. This included net income of $538.6 million, adjustments for depreciation and amortization of $157.2 million, and an adjustment for share-based compensation of $86.3 million. Included in income taxes payable at April 30, 2008 is approximately $200 million in income taxes that we expect to pay during the fourth quarter of fiscal 2008.
Investing Activities
Investing activities used $19.3 million during the first nine months of fiscal 2008, including $262.8 million in cash for acquisitions of businesses (primarily Homestead and ECHO) and $217.3 million in cash for purchases of property and equipment, partially offset by the receipt of $330.9 million in cash from sales of investments and the receipt of $132.0 million in cash from the sale of our Intuit Distribution Management Solutions business and certain outsourced payroll assets.
Our expenditures for property and equipment and capitalized internal use software increased from a total of $89.3 million in the first nine months of fiscal 2007 to a total of $217.3 million in the first nine months of fiscal 2008. We expect our expenditures for property and equipment and capitalized internal use software to increase from a total of about $153 million in fiscal 2007 to approximately $300 million in fiscal 2008. This increase in capital expenditures is related to investments in a new data center and expansion of office capacity to support the expected growth in our business.
On December 18, 2007 we acquired Homestead Technologies Inc. for total consideration of approximately $170 million on a fully diluted basis. Homestead is a provider of Web site services to small businesses and became part of our QuickBooks segment.
On February 29, 2008 we acquired Electronic Clearing House, Inc. (ECHO) for a total purchase price of approximately $131 million in cash. ECHO is a provider of electronic payment processing services to small businesses and became part of our Payroll and Payments segment.
Financing Activities
We used $636.1 million in cash for financing activities during the first nine months of fiscal 2008, including $800 million for the repurchase of common stock under our stock repurchase programs partially offset by $146.9 million from the issuance of common stock under employee stock plans.
Stock Repurchase Programs
Our Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. During the third quarter and first nine months of fiscal 2008 we repurchased 10.8 million and 27.2 million shares of our common stock for $300 million and $800 million under our stock repurchase programs. We repurchased 10.4 million and 17.1 million shares for $301.2 million and $506.6 million under these programs during the same periods of fiscal 2007. No authorized amounts remained available under our stock repurchase programs at April 30, 2008. On May 20, 2008 we announced a new stock repurchase program under which we are authorized to repurchase up to $600 million of our common stock from time to time over a three-year period ending on May 15, 2011.

Unsecured Revolving Credit Facility
On March 22, 2007 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on March 22, 2012. Advances under the credit facility will accrue interest at rates that are equal to, at our election, either Citibank’s base rate or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.18% to 0.575% based on our senior debt credit ratings. The applicable interest rate will be increased by 0.05% for any period in which the total principal amount of advances and letters of credit under the credit facility exceeds $250 million. The agreement includes covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 and a ratio of annual EBITDA to interest payable of not less than 3.00 to 1.00. We were in compliance with these covenants at April 30, 2008. We may use amounts borrowed under this credit facility for general corporate purposes or for future acquisitions or expansion of our business. To date we have not borrowed under the credit facility, but we may borrow under the credit facility from time to time as opportunities and needs arise.
Liquidity and Capital Resource Requirements
We evaluate, on an ongoing basis, the merits of acquiring technology or businesses, or establishing strategic relationships with and investing in other companies. We may decide to use cash and cash equivalents, investments, and our revolving line of credit facility to fund such activities in the future.
Based on past performance and current expectations, we believe that our cash and cash equivalents, investments, and cash generated from operations will be sufficient to meet anticipated seasonal working capital needs, capital expenditure requirements, contractual obligations, commitments and other liquidity requirements associated with our operations for at least the next 12 months. As discussed above under “Liquidity and Capital Resources — Auction Rate Securities,” we do not believe that the reduction in the liquidity of our municipal auction rate securities will have a material impact on our overall ability to meet our liquidity needs.
Reserves for Returns and Rebates
Activity in our reserves for product returns and for rebates during the first nine months of fiscal 2008 and comparative balances at April 30, 2007 were as shown in the following table. Due to the seasonality of our business, we compare our returns and rebate reserve balances at April 30, 2008 to the reserve balances at April 30, 2007.

		Additions
	Balance	Charged		Balance	Balance
	July 31,	Against	Returns/	April 30,	April 30,
(In thousands)	2007	Revenue	Redemptions	2008	2007

Reserve for product returns	$25,833	$106,658	$(61,396)	$71,095	$73,190
Reserve for rebates	18,918	72,741	(54,736)	36,923	38,282
The fiscal 2008 decrease in our reserve for product returns was primarily driven by the timing of returns from retailers compared with fiscal 2007. The fiscal 2008 decrease in our reserve for rebates was due to the discontinuation of our ProSeries Express product and the related rebate program in fiscal 2008 and to the timing of other rebate promotions in fiscal 2008 compared with fiscal 2007.
Off-Balance Sheet Arrangements
At April 30, 2008, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2007. Except as discussed below, there have been no significant changes in those obligations during the nine months ended April 30, 2008.

Commitment for Interest Payments on Senior Notes
In connection with our acquisition of Digital Insight, on March 12, 2007 we issued $500 million of 5.40% senior unsecured notes due on March 15, 2012 and $500 million of 5.75% senior unsecured notes due on March 15, 2017 (together, the Notes). The Notes are redeemable by Intuit at any time, subject to a make-whole premium. Interest is payable semiannually on March 15 and September 15 beginning on September 15, 2007. At April 30, 2008, our maximum commitment for interest payments under the Notes was $366.3 million.
Commitments for Construction of Data Center
Due to our evolving business needs, we have begun executing a plan to build a new data center in the state of Washington to support our longer term hosting requirements. In January 2007 we purchased the land on which to build the data center and construction is underway. We expect to begin to occupy this facility in October 2008. At April 30, 2008, we had non-cancellable commitments totaling approximately $38 million for the construction of this data center.
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

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Investments
We do not hold derivative financial instruments in our portfolio of investments. Our investments consist of instruments that meet quality standards consistent with our investment policy. This policy specifies that, except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market funds, we diversify our investments by limiting our holdings with any individual issuer.
See Note 2 to the financial statements in Part I, Item 1; “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” in Part I, Item 2; and “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for a description of recent market events that have affected the liquidity of certain municipal auction rate securities that we held at April 30, 2008.
Interest Rate Risk
Our cash equivalents and our portfolio of investments and funds held for customers are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents, investments and funds held for customers and the value of those investments. Should the Federal Reserve Target Rate increase by 25 basis points from the level of April 30, 2008, the value of our investments and funds held for customers would decline by approximately $0.7 million. Should the Federal Reserve Target Rate increase by 100 basis points from the level of April 30, 2008, the value of our investments and funds held for customers would decline by approximately $2.7 million.
We are also exposed to the impact of changes in interest rates as they affect our $500 million revolving credit facility. Advances under the credit facility accrue interest at rates that are equal to Citibank’s base rate or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.18% to 0.575% based on our senior debt credit ratings. Consequently, our interest expense would fluctuate with changes in the general level of these interest rates if we were to borrow any amounts under the credit facility. At April 30, 2008, no amounts were outstanding under the credit facility.
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
Since we translate foreign currencies (primarily Canadian dollars, British pounds and Indian rupees) into U.S. dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations on our financial results has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant because our international subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of April 30, 2008, we did not engage in foreign currency hedging activities.

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

ITEM 1A
RISK FACTORS
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements in this report, other than statements that are purely historical, are forward-looking statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “forecasts,” “estimates,” “seeks,” and similar expressions also identify forward-looking statements. In this report, forward-looking statements include, without limitation, the following:
•	our expectations and beliefs regarding future conduct and growth of the business;

•	the assumptions underlying our Critical Accounting Policies and Estimates, including our estimates regarding product rebate and return reserves; stock volatility and other assumptions used to estimate the fair value of share-based compensation; and expected future amortization of purchased intangible assets;

•	our belief that the credit quality of our auction rate securities is high and our expectation that we will receive the principal amounts of these securities;

•	our belief that the reduction in liquidity of our municipal auction rate securities will not have a material impact on our overall ability to meet our liquidity needs;

•	our belief that our exposure to currency exchange fluctuation risk will not be significant in the future;

•	our assessments and estimates that determine our effective tax rate and valuation allowance;

•	our belief that our cash, cash equivalents and investments will be sufficient to meet our working capital needs, capital expenditure requirements and similar commitments for at least the next 12 months;

•	the expected increase in expenditures for property and equipment and capitalized internal use software related to investments in infrastructure, offices and data centers;

•	our beliefs regarding seasonality and other trends for our businesses;

•	our assessments and beliefs regarding the future outcome of pending legal proceedings and the liability, if any, that Intuit may incur as a result of those proceedings;

•	our expectations regarding the costs and other effects of acquisition and disposition transactions; and

•	the expected effects of the adoption of new accounting standards.
We caution investors that forward-looking statements are only predictions based on our current expectations about future events and are not guarantees of future performance. We encourage you to read carefully all information provided in this Quarterly Report and in our other filings with the Securities and Exchange Commission before deciding to invest in our stock or to maintain or change your investment. These forward-looking statements are based on information as of the filing date of this Quarterly Report, and we undertake no obligation to publicly revise or update any forward-looking statement for any reason.
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
At April 30, 2008, we held approximately $292 million in AAA-rated municipal auction rate securities that were classified as long-term assets. Beginning in February 2008, a decrease in liquidity in the global credit markets caused auctions to fail for substantially all the municipal auction rate securities we held. We may not be able to liquidate these investments and realize their full carrying value unless a successful auction occurs, a buyer is found outside of the auction process, the issuer calls the security, the issuer repays principal over time from cash flows prior to contractual maturity, or the security matures according to contractual terms. We do not believe the carrying values of these municipal auction rate securities are impaired. However, if the issuers of these securities are unable to call the securities or successfully close future auctions and their credit ratings are lowered, we may be required to record future impairment charges related to these investments, which would harm our results of operations. If we are unable to find alternate means to liquidate these investments, we may not realize the value of the investments until the final maturity of the underlying securities (up to 39 years).

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
Stock repurchase activity during the three months ended April 30, 2008 was as follows:

			Total Number	Approximate
			of Shares	Dollar Value of
	Total Number	Average	Purchased as	Shares That May
	of Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plans

February 1, 2008 through	4,683,267	$28.41	4,683,267	$166,934,756
February 29, 2008

March 1, 2008 through	4,552,829	$26.93	4,552,829	$44,326,437
March 31, 2008

April 1, 2008 through	1,589,512	$27.89	1,589,512	$—
April 30, 2008

Total	10,825,608	$27.71	10,825,608

Notes:
1.	All shares purchased as part of publicly announced plans during the three months ended April 30, 2008 were purchased under a plan we announced on May 17, 2007 under which we were authorized to repurchase up to $800 million of our common stock from time to time over a three-year period ending on May 14, 2010. No authorized amounts remained available under our stock repurchase programs at April 30, 2008. On May 20, 2008 we announced a new stock repurchase program under which we are authorized to repurchase up to $600 million of our common stock from time to time over a three-year period ending on May 15, 2011.

ITEM 6
EXHIBITS
We have filed the following exhibits as part of this report:

Exhibit		Filed	Incorporated
Number	Exhibit Description	Herewith	by Reference
10.01+	Intuit Inc. 2005 Equity Incentive Plan, as amended on April 23, 2008 (incorporated by reference to Exhibit 10.01 of the report on Form 8-K filed by the Registrant on April 28, 2008)		X

10.02#	Third Amendment to Master Services Agreement between Intuit and Arvato Digital Services, LLC, successor in interest to Arvato Services, Inc., effective April 1, 2008	X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01	Section 1350 Certification (Chief Executive Officer)	X

32.02	Section 1350 Certification (Chief Financial Officer)	X

+	Indicates a management contract or compensatory plan or arrangement.

#	We have requested confidential treatment for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission (SEC). We omitted such portions from this filing and filed them separately with the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)
Date: May 30, 2008	By:	/s/ R. NEIL WILLIAMS
R. Neil Williams
Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Filed	Incorporated
Number	Exhibit Description	Herewith	by Reference
10.01+	Intuit Inc. 2005 Equity Incentive Plan, as amended on April 23, 2008 (incorporated by reference to Exhibit 10.01 of the report on Form 8-K filed by the Registrant on April 28, 2008)		X

10.02#	Third Amendment to Master Services Agreement between Intuit and Arvato Digital Services, LLC, successor in interest to Arvato Services, Inc., effective April 1, 2008	X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01	Section 1350 Certification (Chief Executive Officer)	X

32.02	Section 1350 Certification (Chief Financial Officer)	X

+	Indicates a management contract or compensatory plan or arrangement.

#	We have requested confidential treatment for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission (SEC). We omitted such portions from this filing and filed them separately with the SEC.