Form 10-K
period 2008-07-31
INTUIT INC
filed 2008-09-12
CIK 896878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended July 31, 2008
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
(650) 944-6000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.01 par value	NASDAQ Global Select Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of Intuit Inc. outstanding common stock held by non-affiliates of Intuit as of January 31, 2008, based on the closing price of $30.69 reported by the NASDAQ Global Select Market on that date, was $9.33 billion. Shares of Intuit common stock held by each executive officer and director and by each entity or person that, to our knowledge, owned 5% or more of Intuit’s outstanding common stock as of January 31, 2008 have been excluded in that such persons may be deemed to be affiliates of Intuit. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
There were 323,962,762 shares of Intuit voting common stock outstanding as of August 31, 2008.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on December 16, 2008 are incorporated by reference in Parts II and III of this Annual Report on Form 10-K.

INTUIT INC.
FISCAL 2008 FORM 10-K
Intuit, QuickBooks, TurboTax, Lacerte, ProSeries, Digital Insight, and Quicken, among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners.

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Please see the section entitled “Forward-Looking Statements and Risk Factors” in Item 1A of this Report for important information to consider when evaluating these statements.
PART I
ITEM 1
BUSINESS
CORPORATE BACKGROUND
General
Intuit Inc. is a leading provider of business and financial management solutions for small and medium sized businesses, financial institutions, consumers, and accounting professionals. Our flagship products and services, including QuickBooks, Quicken and TurboTax, simplify small business management and payroll processing, personal finance, and tax preparation and filing. ProSeries and Lacerte are Intuit’s leading tax preparation offerings for professional accountants. Our financial institutions division, anchored by Digital Insight, provides on-demand banking services that help banks and credit unions serve businesses and consumers with innovative solutions. Founded in 1983 and based in Mountain View, California, we had revenue of $3.1 billion in our fiscal year ended July 31, 2008. We had approximately 8,200 employees in major offices in the United States, Canada, India, the United Kingdom and other locations as of July 31, 2008.
Intuit was incorporated in California in March 1984. In March 1993 we reincorporated in Delaware and completed our initial public offering. Our principal executive offices are located at 2700 Coast Avenue, Mountain View, California, 94043, and our telephone number at that location is 650-944-6000. We maintain our corporate Web site at www.intuit.com. On our Web site we publish information for investors and information relating to Intuit’s corporate governance. The content on any Web site referred to in this filing is not incorporated by reference into this filing unless expressly noted otherwise. When we refer to “we,” “our” or “Intuit” in this Annual Report on Form 10-K, we mean the current Delaware corporation (Intuit Inc.) and its California predecessor, as well as all of our consolidated subsidiaries.
Available Information
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports, and amendments to these reports, required of public companies with the Securities and Exchange Commission (SEC). The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 202-551-8090. The SEC also maintains a Web site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Through a link to the SEC Web site, we make available free of charge on the Investor Relations section of our corporate Web site all of the reports we file with the SEC as soon as reasonably practicable after the reports are filed. Copies of Intuit’s fiscal 2008 Annual Report on Form 10-K may also be obtained without charge by contacting Investor Relations, Intuit Inc., P.O. Box 7850, Mountain View, California 94039-7850 or by calling 650-944-6000.
BUSINESS OVERVIEW
Intuit’s Mission
For 25 years, Intuit’s mission has been to revolutionize people’s lives by solving their important business and financial management problems. Whether helping to balance a checkbook, run a small business or pay income taxes, we believe our innovative solutions have simplified millions of people’s lives.
Solving important business and financial management problems is still our goal. We are finding new ways to solve them in an Internet-connected world, where emerging technology and market trends are changing the way people live and work. As a result, we are acquiring new customers, connecting them to our solutions, and helping them communicate in new ways with each other and with us. We are doing this in a global environment, where our customers’ personal and professional lives often transcend geographic borders.
As we begin this new chapter, our mission is simple: We seek to be a premier innovative growth company that empowers individuals and businesses to achieve their dreams.
Our Business Portfolio
We organize our portfolio of businesses into four principal categories – Small Business, Tax, Financial Institutions and Other Businesses. These categories include six financial reporting segments.
Small Business: This category includes two segments – QuickBooks, and Payroll and Payments.
•	Our QuickBooks segment includes QuickBooks financial and business management software and services, technical support, financial supplies, and Web site design and hosting services for small businesses.

•	Our Payroll and Payments segment includes small business payroll products and services. This segment also includes merchant services provided by our Innovative Merchant Solutions business that include credit and debit card processing, electronic check conversion and automated clearing house services.
Tax: This category also includes two segments – Consumer Tax and Accounting Professionals.
•	Our Consumer Tax segment includes TurboTax income tax preparation products and services for consumers and small business owners.

•	Our Accounting Professionals segment includes Lacerte and ProSeries professional tax products and services. This segment also includes QuickBooks Premier Accountant Edition and the QuickBooks ProAdvisor Program for accounting professionals.
Financial Institutions: This segment consists primarily of outsourced online banking services for banks and credit unions provided by our Digital Insight business.
Other Businesses: This segment includes Quicken personal finance products and services, Intuit Real Estate Solutions, and our businesses in Canada and the United Kingdom.
Our Growth Strategy
Our core growth strategy remains unchanged: To be in growth businesses, high-profit businesses and attractive new markets with large unmet or underserved needs that we can solve well.
In an evolving world, we are adapting our approach to meet changing demographics, technology and market trends. In fiscal 2008 we announced our new Connected Services strategy. This strategy reflects a world where people and businesses are increasingly connected, whether through desktop, laptop or handheld devices. With this expanded connectivity, people increasingly expect access to services any time, any place. By implementing this strategy, we intend to create customer delight by offering easy-to-use connected services that solve customers’ problems while building durable competitive advantage.
Nearly 50 million people use our QuickBooks, Payroll, Payments, TurboTax, Digital Insight and Quicken products and services. This positions us to succeed in this environment by connecting these people to our services and to each other. We do this in three different ways:
•	Connecting customers directly to our online services: We host services such as QuickBooks Online, QuickBooks Online Payroll, Web site services for small businesses, TurboTax Online and outsourced banking services for financial institutions. Sometimes referred to as Software as a Service, or SaaS, these offerings are designed to deliver clear benefits and value to customers.

•	Connecting our services to our software: We offer services, such as small business payroll and merchant services, that can be connected with software, such as QuickBooks. This can create powerful solutions that we believe give us a competitive advantage.

•	Connecting people to people: We are increasingly using our products as a platform to connect people to each other and to us, allowing them to share information and solve problems together. For example, our TurboTax Live Community allows participants to submit and answer each other’s questions while preparing their income tax returns.

We have already made progress in this connected services environment. Over half of our $3 billion in fiscal 2008 revenue came from connected services.
To compete in this connected world, our strategy is to take advantage of three emerging technology and market trends:
•	Social: Linked by a connected world to businesses and each other, people are able to shape product development, share their expertise and influence opinion like never before. Through our TaxAlmanac service, for example, tax professionals can research tax laws and create and share knowledge. In a social world, people are connecting and contributing to our product offerings.

•	Mobile: As technology moves from the desktop to the palmtop, we are focusing on mobile services that deliver “in the pocket” – any place at any time that’s convenient for customers. For example, QuickBooks Online is now available for the iPhone.

•	Global: As geographic borders become less important to businesses, we are working to help customers take advantage of a global marketplace and find new customers in new markets.
Summary
As our strategy evolves, we remain committed to developing innovative products and services that are so convenient and easy to use that customers actively recommend them to others. We call these customers promoters – people who create positive word-of-mouth by promoting our brand to others. For 25 years we’ve worked to solve their important business and financial management problems. As we begin this new chapter, we will increasingly work to help them solve each other’s problems, connecting people to people and to solutions.
PRODUCTS AND SERVICES
We offer our products and services in the six business segments discussed in “Business Overview” above. The following table shows the classes of similar products or services that accounted for 10% or more of total net revenue in fiscal 2008, 2007 and 2006.

	Fiscal	Fiscal	Fiscal
	2008	2007	2006

QuickBooks	20%	22%	23%
Payroll and Payments	18%	19%	20%
Consumer Tax	30%	30%	31%
Accounting Professionals	11%	12%	13%
Financial Institutions	10%	6%	1%

Our products and services are sold mainly in the United States and are described below. International total net revenue was less than 5% of consolidated total net revenue for fiscal 2008, 2007 and 2006. For financial information about these segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Note 8 to the financial statements in Item 8.
QuickBooks
QuickBooks Software. Our QuickBooks product line brings bookkeeping capabilities and business management tools to small business users in an easy-to-use design that does not require them to be familiar with debit and credit accounting. We offer a range of products to suit the needs of different types of small businesses. Our desktop software products include QuickBooks Simple Start, which provides accounting functionality suitable for very small, less complex businesses and is offered in both free and paid versions; QuickBooks Pro, which provides accounting functionality suitable for slightly larger businesses, including those with payroll needs; QuickBooks Pro for Mac; QuickBooks Premier, which provides small businesses with advanced accounting functionality and business planning tools; and QuickBooks Enterprise Solutions, designed for larger businesses. Our Premier and Enterprise products also come in a range of industry-specific editions, including Manufacturing, Wholesale and

Distribution, Retail, Non-Profit, Contractors, and Professional Services. In addition, we offer a Web-based version of QuickBooks called QuickBooks Online that is suitable for multiple users working in various locations.
QuickBooks Technical Support. We offer several technical support options to our QuickBooks customers. These include support plans that are sold separately and priced based on the length of the plan. QuickBooks customers may choose one-time support or support plans that last for one month, three months, six months or one year. We also offer a free self-help information section on our QuickBooks.com Web site and free access to the QuickBooks Community, an online forum where QuickBooks users can share information with each other.
Web Services for Small Businesses. With our December 2007 acquisition of Homestead, we offer services to small businesses that help them establish a presence on the Web, maintain and promote their Web sites, and sell or market their products online.
Financial Supplies. We offer a range of financial supplies designed for small businesses and individuals for use with QuickBooks. These include paper checks, envelopes, invoices and deposit slips. In addition, we offer business identity services that include business cards and stationery. We also offer tax forms, tax return presentation folders and other supplies for professional tax preparers. Our customers can personalize many products to incorporate their logos and use a variety of color, font and design options.
QuickBooks Point of Sale Solutions. Our QuickBooks Point of Sale offering helps retailers manage customer transactions and inventories. The Basic version is suitable for single stores that want to process sales using barcodes and track inventory and customer purchases. The Pro version offers more advanced functionality such as serial number tracking and the ability to process layaways and special orders. The Pro Multi-Store version allows the transfer of information between stores. We sell this software with or without the accompanying hardware.
QuickBase. Our QuickBase offering is a Software as a Service (SaaS) platform based on a robust database that allows business users to select ready-made online workgroup applications or create custom solutions for their businesses. The most common solutions include project collaboration, sales team management and employee management. QuickBase customers pay a monthly or yearly subscription fee that varies based on the number of users and the amount of data and file storage they need.
Intuit Developer Network. The Intuit Developer Network is an initiative that encourages third-party software developers to build applications that exchange data with QuickBooks and other Intuit products by giving them access to certain application programming interfaces. In addition, the Intuit Developer Network has launched in closed beta testing the QuickBase Developer Program, which allows developers to create SaaS applications without the need to host the applications, manage billing, or build connections to QuickBooks. Developers who register with the Intuit Developer Network have access to the latest QuickBooks software development kit, the QuickBase Web development platform, QuickBooks software downloads, and member benefits such as marketing tools, developer forums and one-on-one engineering support. At the end of fiscal 2008, approximately 300 third-party applications were available for QuickBooks and other Intuit products at www.marketplace.intuit.com.
Payroll and Payments
Payroll. QuickBooks Payroll is a family of products sold on a subscription basis to small businesses that use QuickBooks and prepare their own payroll or want some assistance with preparing their payroll. It is also sold to accountants who use QuickBooks and help their clients manage their payrolls. The product family includes QuickBooks Basic Payroll, which provides payroll tax tables and payroll reports; QuickBooks Enhanced Payroll, which provides payroll tax tables, payroll reports, federal and state payroll tax forms, workers’ compensation tracking, and eFile & Pay for federal and state payroll taxes; QuickBooks Enhanced Payroll for Accountants, which has several accountant-specific features in addition to the features in QuickBooks Enhanced Payroll; and QuickBooks Online Payroll, for use with QuickBooks Online. We also offer QuickBooks Assisted Payroll, through which we provide the back-end aspects of payroll processing, including tax payments and filings, for customers who process their payrolls using QuickBooks. Direct deposit is available with all of these offerings for additional fees. Intuit Online Payroll provides small business payroll services on a subscription basis that do not require customers to use QuickBooks. This offering includes online payroll tax calculation, payroll reports, direct deposit, electronic payment of federal and state payroll taxes, and federal and state payroll tax forms.

Payments. Our Innovative Merchant Solutions business and our recently acquired Electronic Clearing House business offer a full range of merchant services to small businesses. These include credit card, debit card, electronic benefits, check guarantee and gift card processing services; electronic check conversion and automated clearing house (ACH) capabilities; and Web-based transaction processing services for online merchants. In addition to processing services, we provide a full range of support for our merchants that includes customer service, charge-back retrieval and support, and fraud and loss prevention screening.
Consumer Tax
Our Consumer Tax business offers a number of tax return preparation products and services for customers whose returns have varying levels of complexity. Our current solutions include:
Tax Return Preparation Offerings. Our TurboTax products and services are designed to enable individuals and small business owners to prepare their own federal and state personal and small business income tax returns easily, quickly and accurately. They are designed to be easy to use, yet sophisticated enough for complex tax returns. For the 2007 tax season we offered a range of software products and services that included desktop and online versions of TurboTax Basic, TurboTax Deluxe, TurboTax Premier, and TurboTax Home and Business. We also offered TurboTax Business desktop software and TurboTax Free Edition online. These offerings are subject to change for the 2008 tax season. Our online offerings are interactive tax preparation services that enable individual taxpayers to prepare and electronically file their federal and state income tax returns entirely online. In addition, our Instant Data Entry feature enables taxpayers to import data directly into their tax returns from Form W-2 (wages) and Form 1099 (interest, dividends and stock transactions) from participating financial institutions and payroll service companies. This feature saves TurboTax users time and increases accuracy. TurboTax Live Community is an online forum where participants can learn from and share information with other users while preparing their income tax returns.
Electronic Filing and Other Services. Through our electronic filing center, our desktop and online tax preparation customers can electronically file their federal income tax returns, as well as state returns in all states that support electronic filing. For the 2007 tax year our online tax services were offered through the Web sites of approximately 1,100 financial institutions, electronic retailers and other merchants and on Yahoo!® Finance Tax Center. We also offer services that enable taxpayers to pay for their tax products and services from their anticipated refund.
Intuit Tax Freedom Project. Under the Intuit Tax Freedom Project, we provide online federal and state income tax return preparation and electronic filing services at no charge to eligible taxpayers. In fiscal 2008 we provided approximately 1.6 million free federal returns under this initiative. We are a member of the Free File Alliance, a consortium of private sector companies that has entered into an agreement with the federal government to provide free online federal tax preparation and filing services to eligible taxpayers. The agreement is scheduled to expire in October 2009. See also “Competition – Consumer Tax” later in this Item 1.
Accounting Professionals
Our Accounting Professionals segment provides software and services for accountants and tax preparers in public practice. These include offerings that help professional accountants and tax preparers provide accounting, payroll, tax planning and tax compliance services to their individual and business clients, and that help them manage their own practices more effectively.
Tax Offerings. Our tax software product lines for accounting professionals are Lacerte and ProSeries. Lacerte software is designed for full-service accounting firms that prepare the most complex returns. We offer two versions of our ProSeries software: ProSeries Professional Edition, designed for year-round tax practices that prepare moderately complex tax returns; and ProSeries Basic Edition, designed for the needs of smaller and seasonal tax practices. Accounting professionals license these tax products for a flat fee for unlimited use, or use them to print or electronically file tax returns on a “pay-per-return” basis. Accountants and tax preparers using Lacerte and ProSeries can file their clients’ tax returns using our electronic filing services.
Accounting Offerings. Our accounting offering for professionals, QuickBooks Premier Accountant Edition, provides the tools and file-sharing capabilities needed to efficiently complete bookkeeping, trial balance, write-up, and financial reporting tasks. Our QuickBooks ProAdvisor Program is a subscription-based membership that provides

QuickBooks and QuickBooks Payroll software for professional accountants, technical support, training, product certification, access to marketing tools and discounts on products purchased on behalf of clients.
Financial Institutions
Our Digital Insight business provides outsourced online banking software products that are hosted in our data centers and delivered as an on-demand service offering to small and medium sized financial institutions. No single financial institution accounted for more than 10% of this business’ revenue in fiscal 2008 or 2007.
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
Business Banking. We also offer business banking software products and services that financial institutions make available to their business customers. These offerings include features similar to those of our consumer product as well as lockbox reporting, payroll direct deposit, wire and inter-account fund transfers, account reconciliations, foreign exchange trade and interfaces to business financial management software such as QuickBooks.
Other Businesses
Quicken. Our Quicken line of desktop software products helps users organize, understand and manage their personal finances. Quicken allows customers to reconcile bank accounts, pay bills, record credit card and other transactions, and track investments, mortgages and other assets and liabilities. Quicken also allows customers to flag their tax-related financial transactions and download that information into our TurboTax consumer tax return preparation software. We offer Quicken Starter Edition and Quicken Deluxe as well as Quicken Premier, which offers more robust investment and tax planning tools; Quicken Home and Business, which allows customers to manage both personal and small business finances in one application; and Quicken for Mac. We also offer Quicken Online, which brings customer bank account, credit card and bill payment information together on the Internet under a single password.
Intuit Real Estate Solutions. Our Intuit Real Estate Solutions business offers software and related technical support, consulting and training services for residential, commercial and corporate property managers. In addition to its domestic operations, this business has operations in several international locations.
Canada and the United Kingdom. In Canada, we offer versions of QuickBooks that we have “localized,” that is, customized to meet the unique needs of customers in that specific international location. These include QuickBooks software offerings, payroll offerings and service plans. We also offer QuickTax consumer tax return preparation software, professional tax preparation products and services, and localized versions of Quicken in Canada. In the United Kingdom, we offer localized versions of QuickBooks and QuickBooks Payroll, including products and services sold in partnership with banks.
PRODUCT DEVELOPMENT
Since the markets for software and related services are characterized by rapid technological change, shifting customer needs and frequent new product introductions and enhancements, a continuous high level of investment is required to innovate and develop new products and services and to enhance existing offerings. We develop the majority of our products and services internally. We also supplement our internal development efforts by acquiring or licensing products and technology from third parties, and establishing other relationships that enable us to enhance or expand our offerings more rapidly. We have a number of United States patents and pending applications that relate to various aspects of our products and technology.
Our traditional core desktop software products – QuickBooks, TurboTax, Lacerte, ProSeries and Quicken – tend to have predictable annual development and product release cycles. We also develop new products for which development cycles are less predictable. Developing consumer and professional tax software and services presents unique challenges because of the demanding development cycle required to accurately incorporate tax law and tax form changes within a rigid timetable. The development timing for our other small business and financial institutions offerings varies with business needs and regulatory requirements and the length of the development cycle depends on the scope and complexity of each particular project.
In our Financial Institutions business, we have developed interfaces with the systems of many of the major providers of core processing software and services to financial institutions. These system interfaces allow us to access a financial institution’s host system to provide end users access to their account data. In addition to developing new interfaces, we continue to enhance our many existing interfaces in order to deliver more robust connectivity and increase operating efficiencies.
We continue to make substantial investments in research and development, and we expect to focus our future research and development efforts on enhancing existing products and services and on developing new products and services that will offer increased ease of use, be customized for specific customer categories, be Web-integrated or Web-based, and feature improved integration with other Intuit and third party products and services and with our internal information systems. We also expect to continue to focus significant research and development efforts on multi-year projects to update the technology platforms for several of our products. Our research and development expenses were $605.8 million or 20% of total net revenue in fiscal 2008, $472.5 million or 17% of total net revenue in fiscal 2007, and $385.8 million or 17% of total net revenue in fiscal 2006.
SEASONALITY
Our QuickBooks, Consumer Tax and Accounting Professionals businesses are highly seasonal. Some of our other offerings are also seasonal, but to a lesser extent. Revenue from our QuickBooks software products tends to be highest during our second and third fiscal quarters, although the timing of new product releases or changes in our offerings can materially shift revenue between quarters. Sales of income tax preparation products and services are heavily concentrated in the period from November through April. In our Consumer Tax business, a greater proportion of our revenue has been occurring later in this seasonal period due in part to the growth in sales of TurboTax Online, for which revenue is recognized upon printing or electronic filing of a tax return. The seasonality of our Consumer Tax and Accounting Professionals revenue is also affected by the timing of the availability of tax forms from taxing agencies and the ability of those agencies to receive electronic tax return submissions. Delays in the availability of tax forms or the ability of taxing agencies to receive submissions can cause revenue to shift from our second fiscal quarter to our third fiscal quarter. These seasonal patterns mean that our total net revenue is usually highest during our second quarter ending January 31 and third quarter ending April 30. We typically report losses in our first quarter ending October 31 and fourth quarter ending July 31, when revenue from our tax businesses is minimal while operating expenses continue at relatively consistent levels. We believe the seasonality of our revenue is likely to continue in the future.
MARKETING, SALES AND DISTRIBUTION CHANNELS
Markets
Our primary target customers are small and medium sized businesses, consumers, accounting professionals, and small and medium sized financial institutions. The markets in which we compete have always been characterized by rapid technological change, shifting customer needs, and frequent new product introductions and enhancements by competitors. Over the past few years the Internet has accelerated the pace of change and revolutionized the way that customers learn about and purchase products and services. Real-time, personalized online shopping experiences are rapidly becoming the standard. Many customers now begin their shopping process online and make their purchase either online or at a retail location. This drives the need to create integrated, multi-channel shop and buy experiences. Market and industry changes are quickly rendering existing products and services obsolete, so our success depends on our ability to respond rapidly to these changes with new business models, updated competitive strategies, new or enhanced products and services, alternative distribution methods and other changes in the way we do business.
Our target customers for online banking services are small and medium sized financial institutions seeking an outsourced solution that allows them to compete with the larger national banks in their market.

Marketing Programs
To sell our products and services to small businesses, consumers and accounting professionals, we use a variety of marketing programs to generate software orders, stimulate demand and generally maintain and increase customer awareness of our products and services. These programs include Web marketing, including purchasing key words from major search engine companies; direct-response mail and email campaigns; telephone solicitations; newspaper, magazine, billboard, radio and television advertising; and promotional offers that we coordinate with major retailers and computer original equipment manufacturers, or OEMs. We also use workflow-integrated in-product discovery in some of our software products to market other related products and services, including third-party products and services. In our Financial Institutions business, our marketing efforts are primarily focused on identifying potential financial institution clients and marketing our services to consumer end users in cooperation with our financial institution clients.
Sales and Distribution Channels
Multi-Channel Shop and Buy Experiences. Our consumer and small business customers increasingly use the Internet to research both online and desktop products and services. Some customers buy and use our products and services entirely online. Others purchase desktop products and services using the Internet. Still others prefer to make their final decision at a retail location. We coordinate our Web sites, promotions and retail displays in support of this integrated multi-channel shop and buy model.
Direct Sales Channel. We sell many of our products and services for small businesses, consumers and accounting professionals directly to our customers through our Web sites and call centers. Telesales continues to be an effective channel for serving customers that want live help selecting the products and services that are right for their needs.
In our Financial Institutions business, we sell our products and services to financial institutions using a direct sales model and, to a lesser extent, in cooperation with core processing partners. Our typical sales cycle is approximately six to twelve months for new financial institutions and four to six months for add-on sales to existing customers.
Retail Channel. We sell our QuickBooks, TurboTax and Quicken desktop software as well as our QuickBooks Payroll and Intuit Online Payroll services and merchant credit card payment processing services at retail in the United States. We sell these products and services directly and through distributors to office supply superstores, warehouse clubs, consumer electronics retailers, general mass merchandisers, online retailers, and catalogers. In Canada and other international markets we also rely on distributors and other third parties who sell products into the retail channel. The retail channel provides broad customer reach through retailer-sponsored advertising and exposure to retail foot traffic. This channel also gives us the opportunity to communicate our product and service lineup and messages through multiple touch points and allows us to serve our customers at relatively modest cost.
OEM, Alliance Partner and Solution Provider Channels. We have strategies to address the original equipment manufacturer (OEM), alliance partner, and solution provider channels. Revenue from these channels is currently less significant than revenue from our direct and retail channels, but it is growing. Relationships with selected personal computer OEMs help us attract new customers and generate sales of our core desktop software products. We also sell our consumer and small business products and services through selected alliance partners, primarily banks, credit unions, and savings and investment firms. These alliance partners help us reach new customers at the point of transaction and drive growth and market share by extending our online reach. Solution providers combine our products and services with value-added marketing, sales and technical expertise to deliver a complete solution at the local level.
In our Financial Institutions business, we have joint marketing arrangements with several core processing vendors. They include Fiserv, Inc., Open Solutions, Inc., Fidelity Information Services, Inc., Metavante Corporation and Computer Services Inc. To deliver bill payment and bill presentment services to our financial institution customers, we also maintain value-added reseller relationships with major providers such as Metavante Corporation and CheckFree Corporation (part of Fiserv).

COMPETITION
Overview
We face intense competition in all of our businesses, both domestically and internationally. Competitive interest and expertise in many of the markets we serve, particularly small business, consumer tax and online banking, has grown markedly over the past few years and we expect this trend to continue. Some of our existing competitors have significantly greater financial, technical and marketing resources than we do. In addition, the competitive landscape can shift rapidly as new companies enter markets in which we compete. This is particularly true for online products and services, where the barriers to entry are lower than they are for desktop software products and services. To attract customers, many new online competitors are offering free or low-priced entry-level products which we must take into account in our pricing strategies.
Our most obvious competition comes from other companies that offer technology solutions similar to ours. However, for many of our products and services, other important competitive alternatives for customers are third party service providers such as professional accountants and seasonal assisted tax preparation businesses. Manual tools and processes, or general-purpose software, are also important competitive alternatives. Many of our new customers previously used pencil and paper or software such as word processors and spreadsheets, rather than competitors’ software and services, to perform financial tasks. We believe that there is a long-term trend away from manual methods and toward the use of both desktop and online software to accomplish these tasks that will provide future growth opportunities.
Competition Specific to Business Segments
Small Business. QuickBooks is the leading product in the retail sales channel for its category. We face competitive challenges in our QuickBooks business and our Payroll and Payments business from Microsoft Corporation, which offers accounting software and associated services that directly target small business customers. Increasingly, our small business products and services also face competition from free or low cost online accounting offerings as well as free online banking and bill payment services offered by financial institutions and others. In our merchant services business, we also compete directly with a number of independent sales organizations, none of which dominates the market.
Consumer Tax. In the private sector we face intense competition primarily from H&R Block, the makers of TaxCut software, and from 2nd Story Software’s TaxACT, an online offering that subjects us to significant price pressure. We also compete for customers with assisted tax preparation businesses such as H&R Block.
We face potential competitive challenges in our Consumer Tax business from publicly funded government entities that offer electronic tax preparation and filing services at no cost to individual taxpayers. We are a member of the Free File Alliance, a consortium of private sector companies that entered into an agreement with the federal government that is scheduled to expire in October 2009. Under this agreement, a number of private sector companies, rather than the federal government, have been providing online federal tax preparation and filing services at no cost to eligible federal taxpayers through initiatives such as our Intuit Tax Freedom Project. Approximately 20 states have also adopted Free File Alliance public-private agreements while approximately 20 other states offer some form of direct government tax preparation and filing services free to qualified taxpayers. We continue to actively work with others in the private and public sectors to advance the goals of the Free File Alliance policy initiative and to support successful public-private partnerships. However, future administrative, regulatory or legislative activity in this area could harm our Consumer Tax business.
Accounting Professionals. Our ProSeries professional tax offerings face pricing pressure from competitors who may offer deep product discounts or lower prices. Our Lacerte professional tax offerings face competition from competitively-priced tax and accounting solutions that include integration with non-tax functionality. We also face growing competition from online offerings, which may be marketed more effectively or have lower pricing than our offerings for accounting professionals.
Financial Institutions. The market for Internet banking services is highly competitive. In the area of consumer Internet banking, we primarily compete with other companies that provide outsourced online banking services to financial institutions, including Online Resources, S1 Corporation and FundsXpress (a subsidiary of First Data Corporation). Also, vendors such as Corillian (part of Fiserv) that primarily target the largest financial institutions occasionally compete with us in our market segment. In addition, Fiserv, Open Solutions, Inc., Fidelity Information Services, Inc., Jack Henry, Metavante Corporation and several other vendors of core processing services to financial institutions offer their own online banking products, although many of these firms also offer our products through a referral or reseller arrangement with us.
The following table shows the significant competitors for each of our major products and services.

Intuit		Significant Competitors
Segment	Product or Service	Name	Product or Service

QuickBooks	QuickBooks	Microsoft Corporation	Microsoft Office Accounting

	Financial supplies	Deluxe Corporation	Business forms and checks
		FedEx Kinko’s, Office Depot, Staples	Business forms and business identity services

Payroll and Payments	Small business payroll	ADP	Payroll solutions for businesses of any size
		Paychex	Payroll solutions for small and medium sized businesses
		PayCycle	Online self-service payroll solutions for small businesses

	Merchant services	Wells Fargo, JP Morgan Chase, First Data Corporation, Elavon	Merchant processing services

Consumer Tax	TurboTax	H&R Block	TaxCut
		2nd Story Software, Inc.	TaxACT

Accounting Professionals	ProSeries	CCH	ATX and TaxWise offerings
		Drake Software	Drake professional tax offerings

	Lacerte	CCH	ProSystem fx Office Suite
		Thomson Reuters	CS Professional Suite, GoSystems Tax

Financial Institutions	Online banking services	Online Resources, S1 Corporation, and FundsXpress	Online banking services
		Fiserv, Open Solutions, Fidelity Information Services, Jack Henry and Metavante Corporation	Online banking services (core processors)

Competitive Factors
We believe the most important competitive factors for our core software products – QuickBooks, TurboTax, Lacerte, ProSeries and Quicken – are ease of use, product features, size of the installed customer base, brand name recognition, value proposition, cost, and product and support quality. Access to distribution channels is also important for our QuickBooks, TurboTax and Quicken products. In addition, support from accounting professionals and the ability for customers to upgrade within product families as their businesses grow are significant competitive factors for our QuickBooks products. Productivity is also an important competitive factor for the full-service accounting firms to which we market our Lacerte products. We believe we compete effectively on these factors as our QuickBooks, TurboTax, and Quicken products are the leading products in the retail sales channel for their respective categories.

For our service offerings such as small business payroll, merchant payment processing services and outsourced online banking, features and ease of use, the integration of these products with related software, brand name recognition, effective distribution, quality of support, cost and scalability of operations are important competitive factors.
CUSTOMER SERVICE AND TECHNICAL SUPPORT
We provide customer service and technical support by telephone, e-mail, online chat, online communities, and our customer service and technical support Web sites. We have full-time and outsourced customer service and technical support staffs. We supplement these staffs with seasonal employees and additional outsourcing during periods of peak call volumes, such as during the tax return filing season or following a major product launch. We outsource to several firms domestically and internationally. Most of our internationally outsourced consumer and small business customer service and technical support personnel are currently located in Canada and India.
We offer free self-help information through our technical support Web sites for our QuickBooks, TurboTax, Accounting Professionals and Quicken software products. Customers use our Web sites to find answers to commonly asked questions and check on the status of orders. Under certain support plans, customers can also use our Web sites to receive product updates electronically. Support alternatives and fees vary by product. We also sponsor online user communities, such as TurboTax Live Community, where customers can share knowledge and product advice with each other.
MANUFACTURING AND DISTRIBUTION
Desktop Software and Supplies
The main steps involved in manufacturing desktop software are manufacturing compact discs (CDs), printing boxes and related materials, and assembling and shipping the final products.
For retail manufacturing, we have an agreement with Arvato Digital Services, Inc. (ADiS), a division of Bertelsmann AG, under which ADiS provides a large majority of the manufacturing volume for our launches of QuickBooks, TurboTax and Quicken, as well as for day-to-day replenishment after product launches. ADiS has operations in multiple locations that can provide redundancy if necessary. We also have an agreement with JVC America Inc. under which JVC provides secondary outsourced manufacturing volume for these launches and for day-to-day replenishment.
For retail distribution, we have an agreement with ADiS under which ADiS handles all logistics services. Our retail product launches are operationally complex. Our model for product delivery for retail launches and replenishment is a hybrid of direct to store deliveries and shipments to central warehouse locations. This allows improved inventory management by our retailers. We also ship products for many of our smaller retail customers through distributors.
ADiS also provides most of the manufacturing volume and distribution services for our direct desktop software orders. We have an exclusive agreement with Harland Clarke, a division of M&F Worldwide Corporation, to fulfill orders for all of our printed checks and most other products for our financial supplies business.
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

Internet-Based Products and Services
Intuit’s data centers house most of the systems, networks and databases required to operate and deliver our Internet-based products and services. These include QuickBooks Online, online payroll services, merchant payment processing services, Web site hosting services for small businesses, TurboTax Online, consumer and professional electronic tax filing services, Digital Insight outsourced online banking services, and Quicken Online. Through our data centers, we connect customers to products and services and we store the vast amount of data that represents the content on our Web sites. As our businesses continue to move toward delivering more online products and services, this infrastructure will become even more critical in the future. Our data centers consist of numerous servers and databases located in several sites across the United States. Due to our evolving business needs, we are building a new data center in Washington state to support our longer term hosting and system availability requirements. We expect to begin occupying this data center in the second half of fiscal 2009.
PRIVACY AND SECURITY OF CUSTOMER INFORMATION AND TRANSACTIONS
We are subject to various federal, state and international laws and regulations and to financial institution requirements relating to the privacy and security of customer and employee personal information. We are also subject to laws and regulations that apply to telemarketing, email activities and credit reporting. Additional laws in all of these areas are likely to be passed in the future, which could result in significant limitations on or changes to the ways in which we can use or transmit the personal information of our customers or employees, communicate with our customers, and deliver products and services, or may significantly increase our compliance costs. If our business expands to new industry segments that are regulated for privacy and security, or to countries outside the United States that have strict data protections laws, our compliance requirements and costs will increase.
Through a Master Privacy Policy Framework designed to be consistent with globally recognized privacy principles, we comply with United States federal and other country guidelines and practices to help ensure that customers and employees are aware of, and can control, how we use information about them. Our primary Web sites, such as QuickBooks.com and TurboTax.com, have been certified by TRUSTe, an independent, non-profit organization that operates a Web site privacy certification program representing industry standard practices to address users’ and regulators’ concerns about online privacy. We also use privacy statements to provide notice to customers of our privacy practices, as well as provide them the opportunity to furnish instructions with respect to use of their personal information. We participate in industry groups whose purpose is to influence public policy and industry best practices for privacy and security.
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
GOVERNMENT REGULATION
The financial services industry is subject to extensive and complex federal and state regulation. Our financial institution customers, which include commercial banks and credit unions, operate in markets that are subject to rigorous regulatory oversight and supervision. The compliance of our products and services with these requirements depends on a variety of factors including the particular functionality, the interactive design and the charter or license of the financial institution. Our financial services customers must independently assess and determine what is required of them under these regulations and are responsible for ensuring that our systems and the design of their Web sites conform to their regulatory obligations.
Our Digital Insight subsidiary is not directly subject to federal or state regulations specifically applicable to financial institutions such as banks and credit unions. However, as a provider of services to financial institutions, our Digital Insight subsidiary is examined by the Federal Financial Institution Examination Council under the Information

Technology examination guidelines. Although we believe we are not subject to direct supervision by federal and state banking agencies with regard to other regulations, we have from time to time agreed to examinations of our business and operations by these agencies.
Our Consumer Tax and Accounting Professionals businesses are also subject to federal and state government requirements, including regulations related to the electronic filing of tax returns, the provision of tax preparer assistance and the use and disclosure of customer information. In addition, we offer certain other products and services, such as small business payroll, which are subject to special regulatory requirements. As we expand our financial institutions, tax and small business products and services, we may become subject to additional government regulation. New laws or regulations may be adopted in these areas that could impose significant limitations on our business and increase our cost of compliance. We continually analyze new business opportunities, and new businesses that we pursue may require additional costs for regulatory compliance.
We are subject to federal and state laws and government regulations concerning employee safety and health and environmental matters. The Occupational Safety and Health Administration, the Environmental Protection Agency, and other federal and state agencies have the authority to put regulations in place that may have an impact on our operations.
INTELLECTUAL PROPERTY
We regard our products as proprietary. We protect our intellectual property by relying on a combination of copyright, patent, trade secret and trademark laws, restrictions on disclosure and other methods. In particular, we have a number of registered trademarks that include Intuit, QuickBooks, TurboTax, Lacerte, ProSeries, Digital Insight and Quicken. We have registered these and other trademarks and service marks in the United States and, depending on the relevance of each brand to other markets, in many foreign countries. Most registrations can be renewed perpetually at 10-year intervals. We also currently hold a small but growing patent portfolio. We regularly file applications for patents, copyrights and trademarks and service marks in order to protect proprietary intellectual property that we believe is important to our business. We also license intellectual property from third parties for use in our products.
We face a number of risks relating to our intellectual property, including unauthorized use and unauthorized copying, or piracy, of our products. Litigation may be necessary to protect our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Patents that have been issued to us could be determined to be invalid and may not be enforceable against competitive products in every jurisdiction. Furthermore, other parties have asserted and may, in the future, assert infringement claims against us. These claims and any litigation may result in invalidation of our proprietary rights or a finding of infringement against us along with an assessment of damages. Litigation, even if without merit, could result in substantial costs and diversion of resources and management attention. In addition, third party licenses may not continue to be available to us on commercially acceptable terms, or at all.
EMPLOYEES
As of July 31, 2008, we had approximately 8,200 employees in major offices in the United States, Canada, India, the United Kingdom and other locations. We believe our future success and growth will depend on our ability to attract and retain qualified employees in all areas of our business. We do not currently have any collective bargaining agreements with our employees, and we believe employee relations are generally good. Although we have employment-related agreements with a number of key employees, these agreements do not guarantee continued service. We believe we offer competitive compensation and a good working environment. We were named one of Fortune magazine’s “100 Best Companies to Work For” in each of the last seven years. However, we face intense competition for qualified employees, and we expect to face continuing challenges in recruiting and retention.

ITEM 1A
RISK FACTORS
Forward-Looking Statements and Risk Factors
This Annual Report on Form 10-K contains forward-looking statements. All statements in this report, other than statements that are purely historical, are forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “forecast,” “estimate,” “seek,” and similar expressions also identify forward-looking statements. In this report, forward-looking statements include, without limitation, the following:
•	our expectations and beliefs regarding future conduct and growth of the business;

•	our expectations regarding competition and our ability to compete effectively;

•	our expectations regarding the development of future products, services and technology platforms and our research and development efforts;

•	our intention to create easy-to-use connected services that solve customer problems while building durable competitive advantage;

•	the assumptions underlying our critical accounting policies and estimates, including our estimates regarding product rebate and return reserves; stock volatility and other assumptions used to estimate the fair value of share-based compensation; and expected future amortization of purchased intangible assets;

•	our belief that the investments that we hold are not other-than-temporarily impaired;

•	our belief that the reduction in liquidity of the municipal auction rate securities we hold will not have a material impact on our overall ability to meet our liquidity needs;

•	our belief that our exposure to currency exchange fluctuation risk will not be significant in the future;

•	our assessments and estimates that determine our effective tax rate;

•	our belief that our income tax valuation allowance is sufficient;

•	our belief that our cash and cash equivalents, investments and cash generated from operations will be sufficient to meet our working capital, capital expenditure and other liquidity requirements for at least the next 12 months;

•	our belief that long-term trends toward the use of both desktop and online software will provide future growth opportunities;

•	our belief that the continuing trend among individual taxpayers toward the use of software to prepare their own income tax returns will continue to be important to the growth of our Consumer Tax business;

•	our expectations regarding capital expenditures;

•	our expectations regarding the timing of our occupation of the new data center we are building in Washington state;

•	our belief that our facilities are adequate for our near-term needs and that we will be able to locate additional facilities as needed; and

•	our assessments and beliefs regarding the future outcome of pending legal proceedings and the liability, if any, that Intuit may incur as a result of those proceedings.
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
We face intense competition in all of our business units, and we expect competition to remain intense in the future. The number, resources and sophistication of the companies with whom we compete have increased as we continue to expand our product and service offerings. Our competitors, whether new or well-established, may introduce new and improved products and services, bundle new offerings with market-leading products, reduce prices, gain better access to distribution channels, advertise aggressively or beat us to market with new products and services. We also face intensified competition from providers of free online and desktop accounting, tax, banking and other financial services. In order to compete, we have also introduced free offerings in several categories, but we may not be able to attract customers or effectively monetize all of these offerings. These actions of our competitors, if successful, can diminish our revenue and profitability, capture market share, and harm our ability to acquire and retain customers.
QuickBooks; Payroll and Payments. Losing existing or potential QuickBooks customers to competitors causes us to lose potential revenue in the short-term and limits our opportunities to sell related products and services, including payroll and payments offerings, in the future. Many competitors provide accounting and business management products and services to small businesses. For example, Microsoft currently offers a version of its small business accounting software for no additional charge to users of its operating system, and offers, in partnership with third parties, several other competitive products and services for small businesses. Although we have successfully competed with Microsoft in the past, Microsoft’s small business offerings may have a significant negative impact on our future revenue and profitability. As we continue to offer small business services beyond financial management, we are likely to come into competition with several other well-established companies that may have greater resources, market share and other advantages. In addition, as online services and business models grow in popularity, new competitors may face lower barriers to entry and can offer online services that compete directly with our desktop and online offerings.
We may also experience pricing pressure for our small business payroll offerings due to the larger size and economies of scale of certain competitors in that business.
Consumer Tax. Our consumer tax business faces significant competition from both the public and private sector. In the public sector we face the risk of federal and state taxing authorities developing or contracting to provide software or other systems to facilitate tax return preparation and electronic filing at no charge to taxpayers.
•	Government Encroachment. Although the Free File Alliance has kept the federal government from being a direct competitor to Intuit’s tax offerings, it has fostered additional online competition and could cause us to lose significant revenue opportunities. Companies have used the Free File Alliance and its position on the Internal Revenue Service Web site as a marketing tool to grow brand awareness and attract customers to other paid services, which has intensified competition. In addition, taxpayers who formerly have paid for Intuit’s products may elect to use Intuit’s or our competitors’ free federal service instead. The current agreement with the Free File Alliance is scheduled to expire in October 2009. However, the IRS often seeks to negotiate changes to the agreement in the fall prior to each new tax filing season based on the prior tax season’s experience with the Free File program. If the IRS chose not to renew this agreement or terminated the agreement and elected to provide government software and electronic filing services to taxpayers at no charge, or if the federal government significantly altered the Free File Alliance or required the provision of government tax filing services directly to taxpayers, our revenue and profits could suffer. See the discussion on the Free File Alliance in Item 1, “Business – Competition.”

In 2008, approximately 20 state governments had agreements with the private sector based on the federal Free File Alliance agreement and had agreed not to provide direct government tax preparation services. However, approximately 20 other states, including California, directly offered their own online tax preparation and filing services to taxpayers. California has tested a program under which a state-operated system automatically prepared and filed state income tax returns for approximately 11,000 taxpayers for tax year 2007 with no individual transaction charge to those taxpayers. These or similar programs could be introduced or expanded in the future, which could cause us to lose customers and revenue. We anticipate that governmental encroachment will present a continued competitive threat to our business for the foreseeable future.

•	Private Sector Competition. In the private sector we face intense competition primarily from H&R Block, which offers tax preparation services and software, and from online offerings from 2nd Story Software, which subject us to significant price pressure. In addition, the availability of free online tax preparation services, whether through the Free File Alliance or otherwise, may reduce demand for our paid offerings which would harm our business and results of operations. Pricing pressure or other factors may cause us to bundle products and services for which we have previously charged separate fees, which could lead to a loss of market share or a decrease or deferral of revenue.

Accounting Professionals. Our ProSeries professional tax offerings face pricing pressure from competitors who may offer deep product discounts or lower prices. Our Lacerte professional tax offerings face competition from competitively-priced tax and accounting solutions that include integration with non-tax functionality. We also face growing competition from online offerings, which may be marketed more effectively or have lower pricing than our offerings for accounting professionals.
Financial Institutions. We compete with several companies that provide online banking services to financial institutions. We face intense competition from two main sources: other companies that primarily offer outsourced online banking services, and vendors of core processing services to financial institutions. Also, vendors that primarily target the largest financial institutions occasionally compete in our target market. In some instances, we compete with companies, including core processing vendors, with whom we also have significant business relationships. Some of our current and potential competitors have longer operating histories and may be in a better position to produce and market their services due to their greater technical, marketing and other resources, as well as their greater name recognition and larger installed bases of customers. Many of our competitors, including the core processors, may have well-established relationships with our current and potential financial institution customers, which may harm our ability to acquire and retain those customers.
As we negotiate service contract renewals with current customers, competitive pressures may require us to make concessions on pricing and other material terms to induce the customer to remain with us. If we are unable to compete effectively with other online banking service providers, our business results may suffer.
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
As online services and business models grow in popularity and usage, and as we continue to grow our online offerings, we must continue to innovate and develop features that are demanded by our existing and potential online customers, which may require expertise with new technologies and platforms. If we are unable to continue developing, marketing and commercializing valuable online services, we may be unable to attract and retain customers, and our revenues could suffer.
In some cases, we may expend a significant amount of resources and management attention on products or services that do not ultimately succeed in their markets. We have encountered difficulty in launching new products and services in the past. For example, we discontinued our Easy Estimator for contractors offering at the end of fiscal 2007. If we misjudge customer needs, our new products and services will not succeed and our revenues and earnings will be harmed. As we expand our offerings to new customer categories we run the risk of customers shifting from our higher priced and higher margin products to our lower priced or free offerings. For instance, our QuickBooks Simple Start free edition may attract users that would otherwise have purchased our higher priced, more full featured offerings.
Interruption or failure of our information technology and communications systems could compromise the availability and security of our online products and services, which could damage our reputation and harm our operating results.
As we continue to grow our online services, including TurboTax Online, consumer and professional electronic tax filing services, QuickBooks Online, Web site design and hosting services for small businesses, online payroll and banking services, Quicken Online and online commerce Web sites, we become more dependent on the continuing operation and availability of our information technology and communication systems and those of our external service providers. Any damage to or failure of our systems could result in interruptions in our service, which could reduce our revenues and profits, cause us to lose customers and damage our brand. Although we have implemented practices designed to maintain the availability of our online products and services and mitigate the harm of any unplanned interruptions, we do not have complete redundancy for all of our systems, and our disaster recovery planning cannot account for all eventualities. Despite our efforts to maintain continuous and reliable server operations, we occasionally experience unplanned outages or technical difficulties. Due to our evolving business needs and real estate planning, we are building a new data center in Washington state to support our longer term hosting requirements. We expect to begin occupying this data center in the second half of fiscal 2009. If we do not execute this transition to the new data center in an effective manner, we could experience unplanned service disruptions or unforeseen increases in cost which could harm our operating results and our business. We do not maintain real-time back-up of all our data, and in the event of significant system disruption, particularly during peak tax filing season, we could experience loss of data or processing capabilities, which could cause us to lose customers and could materially harm our reputation and our operating results.
Our data centers and our information technology and communications systems are vulnerable to damage or interruption from natural disasters, malicious attacks, fire, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems. If hackers were able to circumvent our security measures, we could lose proprietary information or personal information or experience significant disruptions in the delivery of our products and services. If our systems become unavailable or suffer a security breach, we may expend significant resources to address these problems, including notification under data privacy regulations, and our reputation and operating results could suffer.
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
Our online tax preparation and filing services are an important and growing part of our tax businesses and must effectively handle extremely heavy customer demand during the peak tax season from January to April. We face significant risks and challenges in maintaining these services and maintaining adequate service levels, particularly during peak volume service times. Similarly, governmental entities receiving electronic tax filings must also handle large volumes of data and may experience difficulties with their systems which could prevent the receipt of electronic filings. If customers are unable to file their returns electronically they may elect to make paper filings. This would result in reduced electronic tax return preparation and filing revenues and would harm our reputation and ability to attract and retain customers. For example, on April 17, 2007 our customers experienced significant delays in electronically filing their income tax returns due to an intermittent database problem in our e-filing system. We refunded approximately $9 million in credit card charges for our consumer electronic filing and online tax preparation services that were made during the time that the delays occurred. These refunds did not have a significant impact on our fiscal 2007 financial condition or results of operations. However, we may experience problems with our online systems and services in the future, and any prolonged interruptions in our online tax preparation or electronic filing service at any time during the tax season would result in lost customers, additional refunds of customer charges, negative publicity and increased operating costs, any of which could significantly harm our business, financial condition and results of operations.
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
Our collection, use and retention of personal customer information present business operations and security risks, require us to incur expenses, and could harm our business.
A number of our businesses collect, use and retain large amounts of personal customer information, including credit card numbers, tax return information, bank account numbers and passwords, personal and business financial data, social security numbers and other payroll information. We may also develop new business models that use personal information, or data derived from personal information, in innovative and novel ways. In addition, we collect and maintain personal information of our employees in the ordinary course of our business. Some of this personal customer and employee information is held and some transactions are executed by third parties. In addition, as many of our products and services are Web based, the amount of data we store for our users on our servers (including personal information) has been increasing. We and our vendors use commercially available security technologies to protect transactions and personal information. We use security and business controls to limit access and use of personal information. However, a third party may be able to circumvent these security and business measures, and errors in the storage, use or transmission of personal information could result in a breach of customer or employee privacy or theft of assets, which may require notification under applicable data privacy regulations. We employ contractors, temporary and seasonal employees who may have access to the personal information of customers and employees or who may execute transactions in the normal course of their duties. While we conduct necessary and appropriate background checks of these individuals and limit access to systems and data, it is possible that one or more of these individuals could circumvent these controls, resulting in a security breach. The ability to execute transactions and the possession and use of personal information in conducting our business subjects us to legislative and regulatory burdens that could require notification to customers or employees of a security breach, restrict our use of personal information and hinder our ability to acquire new customers or market to existing customers. We have incurred – and will continue to incur – significant expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations.
In the past we have experienced lawsuits and negative publicity relating to privacy issues and we could face similar suits in the future. A major breach of our security measures or those of third parties that execute transactions or hold and manage personal information could have serious negative consequences for our businesses, including possible fines, penalties and damages, reduced customer demand for our services, harm to our reputation and brands, further regulation and oversight by federal or state agencies, and loss of our ability to provide financial transaction services or accept and process customer credit card orders or tax returns. From time to time, we detect, or receive notices from customers or public or private agencies that they have detected, vulnerabilities in our software or in third-party software components that are distributed with our products. The existence of vulnerabilities, even if they do not result in a security breach, can harm customer confidence and require substantial resources to address, and we may not be able to discover or remediate such security vulnerabilities before they are exploited. Although we have sophisticated network and application security, internal control measures, and physical security procedures to safeguard our systems, there can be no assurance that a security breach, loss or theft of personal information will not occur, which could harm our business, customer reputation and results of operations. If our business expands to new industry segments that are regulated for privacy and security, or to countries outside the U.S. that have more strict data protection laws, our compliance requirements and costs will increase.
The growth of our business depends on our ability to adapt to rapid technological change.
The software industry in which we operate is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions and enhancements. We must continually invest in our software architecture and developer tools in order to enhance our current products and develop new products to meet changing customer needs and to attract and retain talented software developers. We are currently in the process of updating the software platforms for a number of our product lines, including our QuickBooks and TurboTax products and services. Completing these upgrades and adapting to other technological developments and new platforms may require considerable time and expense. If we experience prolonged delays or unforeseen difficulties in upgrading our software architecture, our ability to develop new products and enhancements to our current products would suffer.
Our reliance on a limited number of manufacturing and distribution suppliers could harm our business.
We have chosen to outsource the large majority of the manufacturing and distribution for many of our desktop software products to a single third party provider and we use a single vendor to produce and distribute our check and business forms supplies products. Although our reliance on single suppliers provides us with efficiencies and enhanced bargaining power, poor performance by or lack of effective communication with these suppliers can significantly harm our business. This risk is amplified by the fact that we carry very little inventory and rely on just-in-time manufacturing processes. In particular, the loss of our manufacturing partner for retail would be disruptive to our business and could cause delay in a product launch. We seek to mitigate this risk by managing our second tier vendors and maintaining contingency plans. If we experience delays during a peak demand period or significant quality issues our business could be significantly harmed.
As our product and service offerings become more complex our revenue streams may become less predictable.
Our expanding range of products and services generates more varied revenue streams than our traditional desktop software businesses. The accounting policies that apply to these revenue streams are more complex than those that apply to our traditional products and services. We expect this trend to continue as we expand our offerings. For example, as we begin to offer additional features and options as part of multiple-element revenue arrangements, we could be required to defer a higher percentage of our product revenue at the time of sale than we do for traditional products. This would decrease recognized revenue at the time products are shipped, but result in increased recognized revenue in fiscal periods after shipment. In addition, as we offer more services on a subscription basis, including certain online services for small businesses, we recognize revenue from those services over the periods in which they are delivered, rather than recognizing one-time license fees. This could result in significant shifts of revenue from quarter to quarter, or from one fiscal year to the next, and could make our revenues less predictable.
Our revenue and earnings are highly seasonal and our quarterly results fluctuate significantly.
Several of our businesses are highly seasonal causing significant quarterly fluctuations in our financial results. Revenue and operating results are usually strongest during the second and third fiscal quarters ending January 31 and April 30 due to our tax businesses contributing most of their revenue during those quarters and the timing of the release of our small business software products and upgrades. We experience lower revenues, and significant operating losses, in the first and fourth quarters ending October 31 and July 31. For example, in the second and third quarters of fiscal 2007 and 2008 we had total net revenue of between $751 million and $1.3 billion while in the first and fourth quarters of fiscal 2007 and 2008 we had total net revenue of between $351 million and $478 million. Our financial results can also fluctuate from quarter to quarter and year to year due to a variety of factors, including changes in product sales mix that affect average selling prices; product release dates; the timing of our discontinuance of support for older product offerings; our methods for distributing our products, including the shift to a consignment model for some of our desktop products sold through retail distribution channels; changes to our bundling strategy, including the inclusion of upgrades with certain offerings, changes to how we communicate the availability of new functionality in the future, and the timing of our delivery of federal and state tax forms (any of which can impact the pattern of revenue recognition); and the timing of acquisitions, divestitures, and goodwill and purchased intangible asset impairment charges.
We face a number of risks in our payment processing business that could result in a reduction in our revenue and earnings.
Our payment processing service business is subject to several specific risks, including the following:
•	if merchants for whom we process payment transactions are unable to pay refunds due to their customers in connection with disputed or fraudulent merchant transactions, we may be required to pay those amounts and our payments may exceed the amount of the customer reserves we have established to make such payments;

•	if banks who receive our automated clearing house (ACH) check settlement requests refuse to honor those requests due to inadequate account balances or account closures, we may be required to pay those amounts and our payments may exceed the amount of the check return reserves we have established to make such payments;

•	we rely on sponsor banks, payment processors and other service providers to process payment transactions and to access the ACH to submit both credit card and check settlements. If these service providers place restrictions on our processing volume or terminate their relationships with us (including due to failures of financial institutions) and we are unable to secure or successfully migrate our business to other service providers, our ability to process payment transactions and receive the related revenue would be adversely affected;

•	if we or our sponsor banks fail to adhere to the data security and other standards of the payment card associations, we may lose our ability to provide payment processing services for Visa, MasterCard and other payment cards;

•	we depend on independent sales organizations, some of which do not serve us exclusively, as well as Superior Bankcard Services, a joint venture in which we participate, to acquire and retain merchant accounts;

•	our profit margins will be reduced if for competitive reasons we cannot increase our fees at times when the card associations increase the fees that we pay to process merchant transactions through their systems;

•	government regulation or policy could restrict the types of merchants for which we can process payments or could impose other requirements on the way we conduct our business, which could result in lower revenue and higher compliance costs;

•	unauthorized disclosure of merchant and cardholder data, whether through breach of our computer systems or otherwise, could expose us to protracted and costly litigation as well as notification requirements under applicable regulations; and

•	we may encounter difficulties scaling our business systems to support our expected growth.
Should any of these risks be realized our business and financial results would suffer.
We face a number of risks associated with our financial institutions business which could harm our revenue and results of operations.
In February 2007 we acquired Digital Insight, a provider of outsourced online banking services to financial institutions. This financial institutions business is subject to several risks, including the following:
•	consolidation among core processors or between core processors and online banking and bill-pay providers may create larger or vertically-integrated competitors that may have stronger relationships with our current or potential financial institutions clients, which could harm our reseller and revenue-sharing agreements with core processors or reduce the likelihood of extending our agreements at expiration;

•	if any of our products fail to be supported by financial institutions’ core processing vendors, we would have to redesign our products to suit these financial institutions, and we cannot assure that any redesign could be accomplished in a cost-effective or timely manner, and we could experience higher implementation costs or the loss of current and potential customers;

•	the financial institutions business experiences lengthy sales cycles, which could cause us to expend substantial employee and management resources without making a sale or could cause our operating results to fall short of anticipated levels for a particular quarter;

•	continued consolidation of the banking and financial services industry, including due to failures of financial institutions, could result in a smaller market for our products and services and may cause us to lose relationships with key customers;

•	our financial institution clients may not promote our services to their end user customers, and we may not be able to persuade potential customers to adopt our solutions in place of financial institutions’ own proprietary solutions or competitive offerings; and

•	macro-economic factors affecting banks, credit unions, mortgage lenders and other financial institutions may lead to cost-cutting efforts by our clients, which could cause us to lose current or potential customers or achieve less revenue per customer.

Because we depend on a small number of larger retailers and distributors, changes in these relationships could harm our results of operations.
We sell most of our desktop software products through our retail distribution channel and a relatively small number of larger retailers and distributors generate a significant portion of our sales volume. Our principal retailers have significant bargaining leverage due to their size and available resources. Historically, some retailers have elected to offer our tax products exclusively, but we cannot guarantee that these exclusive relationships will continue in the future. Any change in principal business terms, loss of exclusivity, major disruption or termination of a relationship with these resellers could result in a potentially significant decline in our revenues and earnings. The sourcing decisions, product display locations and promotional activities that retailers undertake can greatly impact the sales of our products. Changes in our pricing, product offerings or features, or concerns by retailers about our direct sales efforts, could cause retailers or distributors to reduce their efforts to promote our products, eliminate any exclusive placements, or stop selling our products altogether. If any of our retailers or distributors experience financial difficulties we may be unable to collect amounts that we are owed. At January 31, 2008, in the midst of the 2007 consumer tax season, amounts due from our 10 largest retailers and distributors represented approximately 49% of total gross accounts receivable.
Increased government regulation of our businesses could harm our operating results.
The tax preparation industry has received increased attention from legislative and regulatory bodies in recent years, both because of the continuing focus on free tax preparation and because of the nature of certain services used to process and transfer refunds to taxpayers. New legislation, regulation or public policy considerations could result in greater oversight of the tax preparation industry, restrict the types of products and services that we can offer, or otherwise cause us to change the way we operate our tax businesses or offer our tax products and services. This in turn could increase our cost of doing business and limit our revenue opportunities.
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
In addition, as we seek to grow our business, we may expand into more highly-regulated businesses or countries, which will require increased investment in compliance and auditing functions or new technologies in order to meet regulatory standards. Government authorities could adopt other laws, rules or regulations that place new burdens or restrictions on our business or determine that our operations are directly subject to existing rules or regulations, such as requirements related to data collection, use, transmission, retention and processing, which could make our business more costly, less efficient or impossible to conduct, and could require us to modify our current or future products or services, which could harm our operating results.
Expansion of our operations in international markets exposes us to operational and compliance risks.
As we continue to grow our business internationally we face increased risk which could harm our business operating results and financial condition. We have limited experience with operations outside the U.S. and our ability to manage our business and conduct our operations internationally requires management attention and resources and is subject to a number of risks, including difficulties in managing varying foreign operations, political or social unrest or economic instability, foreign currency restrictions and exchange rate fluctuations, higher costs associated with doing business internationally and potentially adverse tax consequences. Also, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions and could expose us or our employees to fines and penalties.

If we do not respond promptly and effectively to customer service and technical support inquiries we will lose customers and our revenue and earnings will decline.
The effectiveness of our customer service and technical support operations are critical to customer satisfaction and our financial success. If we do not respond effectively to service and technical support requests we will lose customers and miss revenue opportunities, such as paid service, product renewals and new product sales. We occasionally experience customer service and technical support problems, including longer than expected waiting times for customers when our staffing and systems are inadequate to handle a higher-than-anticipated volume of requests. Training and retaining qualified customer service and technical support personnel is particularly challenging due to the expansion of our product offerings and the seasonality of our tax business. For example, although many of our consumer tax service representatives return each tax season, it is challenging to expand the number of representatives from about 110 during off-season months to about 1,100 at the peak of the season. If we do not adequately train our support representatives our customers will not receive an appropriate level of support, we will lose customers and our financial results will suffer.
If we encounter problems with our third-party customer service and technical support providers our business and operating results will be harmed.
We outsource a substantial portion of our customer service and technical support activities to domestic and international third-party service providers, including service providers in India, and we expect to continue to rely heavily on third parties in the future. This strategy provides us with lower operating costs and greater flexibility, but also presents risks to our business, including the following:
•	In recent years India has experienced political instability and changing policies that may impact our operations. In addition, for a number of years India and Pakistan have been in conflict and an active state of war between the two countries could disrupt our services.

•	Customers may react negatively to providing information to and receiving support from overseas organizations.

•	We may not be able to affect the quality of support as directly as we are able to in our company-run call centers.

•	International outsourcing has received considerable negative attention in the media, which could harm our reputation, and the U.S. government may adopt legislation that would affect how we operate. For example, the Treasury Department and Internal Revenue Service recently released new regulations restricting the flow of personal information to overseas providers.

•	We rely on a global communications infrastructure that may be interrupted in a number of ways. For example, in fiscal 2007 an earthquake in Taiwan caused temporary disruption to overseas infrastructure.
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
From time to time, we have received claims that we have infringed the intellectual property rights of others. As the number of products in the software industry increases and the functionality of these products further overlap, and as we acquire technology through acquisitions or licenses, we may become increasingly subject to infringement claims, including patent, copyright, and trademark infringement claims. We have received allegations of patent infringement claims in the past and may receive more claims in the future based on allegations that our products infringe upon patents held by third parties. Some of these claims are the subject of pending litigation against us and against some of our OEM customers. These claims may involve patent holding companies or other adverse patent owners who have no relevant product revenues of their own, and against whom our own patents may provide little or no deterrence. The ultimate outcome of any allegation is uncertain and, regardless of outcome, any such claim, with or without merit, could be time consuming to defend, result in costly litigation, divert management’s time and attention from our business, require us to stop selling, to delay shipping or to redesign our products, or require us to pay monetary damages for royalty or licensing arrangements, or to satisfy indemnification obligations that we have with some of our customers. Our failure to obtain necessary license or other rights, or litigation arising out of intellectual property claims could adversely affect our business.
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
Many of our products include intellectual property owned by third parties. We believe we have all of the necessary licenses from third parties to use and distribute third party technology and content that we do not own that is used in our current products and services. From time to time we may be required to renegotiate with these third parties – or negotiate with new third parties – to include their technology or content in our existing products, in new versions of our existing products or in wholly new products. We may not be able to negotiate or renegotiate licenses on reasonable terms, or at all. These third parties may from time to time receive claims that they have infringed the intellectual property rights of others, including patent and copyright infringement claims, which may affect our ability to continue licensing their software. If we are unable to obtain the rights necessary to use or continue to use third-party technology or content in our products and services, we may not be able to sell the affected products, which would in turn harm our revenue and operating results.
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
We have acquired and may continue to acquire companies, products and technologies that complement our strategic direction. For example, in February 2007 we acquired Digital Insight for total consideration of approximately $1.34 billion including the value of assumed vested options. Acquisitions involve significant risks and uncertainties, including:
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
Acquisitions and divestitures are inherently risky. We can not be certain that our previous, pending or future transactions will be successful and will not materially adversely affect the conduct, operating results or financial condition of our business. Many transactions are subject to closing conditions, which may not be satisfied, and transactions may not be successfully completed even after their public announcement. In addition, integrating acquired businesses has been and will continue to be complex, time consuming, and expensive, and can impact the effectiveness of our internal control over financial reporting. We have generally paid cash for our recent acquisitions. These transactions may involve further use of our cash resources, the issuance of equity or debt securities, the incurrence of other forms of debt, the amortization of expenses related to intangible assets, or potential future impairment charges related to goodwill that we record on our balance sheet, which will be subject to annual testing in the future, any of which could harm our financial condition and results of operations. In particular, we allocated a portion of the purchase price for Digital Insight to goodwill, which could be subject to potential future impairment charges, and we also allocated a portion of the purchase price to identified intangible assets, which we expect to amortize over a period of three to five years. Further, we issued $1 billion in senior unsecured notes to fund a portion of the purchase price of Digital Insight and to fund our operations. The use of debt to fund acquisitions or for other purposes significantly increases our interest expense and leverage. If we issue equity securities as consideration in an acquisition, current shareholders’ percentage ownership and earnings per share may be diluted.

We have issued $1 billion in a debt offering and may incur other debt in the future, which could adversely affect our financial condition and results of operations.
In fiscal 2007 we issued $1 billion in senior unsecured notes. We have also entered into a $500 million five-year revolving credit facility. Although we have no current plans to request any advances under this credit facility, we may use the proceeds of any future borrowing for general corporate purposes or for future acquisitions or expansion of our business.
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
Our current revolving credit facility imposes restrictions on us, including restrictions on our ability to create liens on our assets and the ability of our subsidiaries to incur indebtedness, and require us to maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control. In addition, our long-term non-convertible debt includes covenants that may adversely affect our ability to incur certain liens or engage in certain types of sale and leaseback transactions. If we breach any of the covenants under our long-term debt or our revolving credit facility and do not obtain a waiver from the lenders, then, subject to applicable cure periods, any outstanding indebtedness could be declared immediately due and payable.
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
We are subject to risks associated with information disseminated through our services.
The law relating to the liability of online services companies for information carried on or disseminated through their services is often unsettled. Claims could be made against online services companies under both U.S. and foreign law for defamation, libel, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through their services. Certain of our services feature a Live Community, which includes input from users in response to questions from other users. Although all such feedback is generated by users and not by us, claims of defamation or other injury could be made against us for content posted in the Live Community. Any costs incurred as a result of this potential liability could harm our business.
If actual product returns exceed returns reserves our financial results would be harmed.
We ship more desktop software products to our distributors and retailers than we expect them to sell, in order to reduce the risk that distributors or retailers will run out of products. This is particularly true for our Consumer Tax products, which have a short selling season and for which returns occur primarily in our fiscal third and fourth quarters. Like many software companies that sell their products through distributors and retailers, we have historically accepted significant product returns. We establish reserves against revenue for product returns in our financial statements based on estimated returns and we closely monitor product sales and inventory in the retail channel in an effort to maintain adequate reserves. In the past, returns have not differed significantly from these reserves. However, if we experience actual returns that significantly exceed reserves, it would result in lower net revenue. For example, if we had increased our fiscal 2008 returns reserves by 1% of non-consignment sales to retailers for QuickBooks, TurboTax and Quicken, our total net revenue for fiscal 2008 would have been approximately $3.0 million lower. In addition, our policy of recognizing revenue from distributors and retailers upon delivery of product for non-consignment sales is predicated upon our ability to reasonably estimate returns. If we do not continue to demonstrate our ability to estimate returns then our revenue recognition policy for these types of sales may no longer be appropriate.

Acquisition-related costs and impairment charges can cause significant fluctuation in our net income.
Our acquisitions have resulted in significant expenses, including amortization and impairment of purchased intangible assets, charges for in-process research and development, and impairment of goodwill. Total acquisition-related costs in the categories identified above were approximately $92 million in fiscal 2008, $51 million in fiscal 2007 and $18 million in fiscal 2006. Although under current accounting rules goodwill is no longer amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that could not have been reasonably foreseen in prior periods. At July 31, 2008, we had $1.7 billion in goodwill and $273 million in net purchased intangible assets on our balance sheet, both of which could be subject to impairment charges in the future. New acquisitions, and any impairment of the value of purchased assets, could have a significant negative impact on our future operating results.
Our investments in auction rate securities are subject to risks that may cause losses and affect the liquidity of these investments.
At July 31, 2008, we held approximately $285 million in municipal auction rate securities that were valued at par and classified as long-term assets. Due to a decrease in liquidity in the global credit markets, in February 2008 auctions began failing for the municipal auction rate securities we held. Regularly scheduled auctions for these securities have generally continued to fail since that time. We will not be able to liquidate these investments and realize their full carrying value unless successful auctions occur, a buyer is found outside of the auction process, the issuer calls the security, the issuer repays principal over time from cash flows prior to final maturity, or the security matures according to contractual terms ranging from one to 39 years. We believe the fair values of the municipal auction rate securities we hold are substantially equivalent to their par values. However, if the issuers of these securities are unable to call the securities or successfully close future auctions and their credit ratings are lowered, we may be required to record future impairment charges related to these investments, which would harm our results of operations. If we are unable to find alternate means to liquidate these investments, we may not realize the value of the investments until the final maturity of the underlying securities.
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
Much of our future success depends on the continued service and availability of skilled personnel, including members of our executive team, and those in technical, marketing and staff positions. Experienced personnel in the software and services industries are in high demand and competition for their talents is intense, especially in the San Francisco Bay Area and San Diego, California, where the majority of our employees are located. Although we strive to be an employer of choice, we may not be able to continue to successfully attract and retain key personnel which would cause our business to suffer.
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
We and our independent registered public accounting firm must certify the effectiveness of our internal controls over financial reporting annually. Identification of material weaknesses in internal controls over financial reporting could harm our business.
General economic conditions may affect our revenue and harm our business.
Economic growth in the U.S. continued to slow in the last quarter of fiscal year 2008. If economic growth in the U.S. continues to slow, many customers may delay or reduce technology purchases. This could result in reductions in sales of our products, slower adoption of new technologies and upgrades to existing technologies and increased price competition. Weakness in the end-user market could negatively affect the cash flow of our distributors and resellers who could, in turn, delay paying their obligations to us, which could increase our credit risk exposure and cause delays in our recognition of revenue or future sales to these customers. If economic or other factors cause financial institutions to fail, we could lose current or potential customers and our revenues could suffer. Any of these events would likely harm our business, results of operations and financial condition.

Business interruptions could adversely affect our future operating results.
Several of our major business operations are subject to interruption by earthquake, fire, power shortages, terrorist attacks and other hostile acts, and other events beyond our control. Our global operations are also dependent on political stability in regions with emerging economies and less predictable regulation of commerce. The majority of our research and development activities, our corporate headquarters, our principal information technology systems, and other critical business operations are located near major seismic faults. We do not carry earthquake insurance for direct quake-related losses. While we maintain disaster recovery facilities for key data centers that support the information systems, networks and databases that are necessary to operate our business, we do not have disaster recovery facilities for all of our data centers. Our operating results and financial condition could be materially harmed in the event of a major earthquake or other natural or man-made disaster or disruption.

ITEM 1B
UNRESOLVED STAFF COMMENTS
None.
ITEM 2
PROPERTIES
Our principal locations, their purposes and the expiration dates for the leases on facilities at those locations as of July 31, 2008 are shown in the table below. We have renewal options on many of our leases.

			Principal
		Approximate	Lease
		Square	Expiration
Location	Purpose	Feet	Dates

Mountain View and Menlo Park, California	Principal offices, corporate headquarters and headquarters for Small Business division	774,000	2009 - 2018

San Diego, California	Headquarters for Consumer Tax business, general office space and data center	537,000	2009 - 2017

Calabasas and Westlake Village, California	Headquarters for Digital Insight financial institutions business and data center	212,000	2008 - 2011
	Headquarters for Innovative Merchant Solutions payments business and data center

Tucson, Arizona	Major customer call center	186,000	2008 - 2017

Plano, Texas	Headquarters for Accounting Professionals business and data center	166,000	2011

In November 2006 we entered into an agreement under which we will lease approximately 167,000 square feet of office space in a new building to be constructed by the landlord in Woodland Hills, California for our Innovative Merchant Solutions business. The lease term is 10 years beginning on October 1, 2008.
Due to our evolving business needs, we are building a new data center in Washington state to support our longer term hosting requirements. We expect to begin occupying this data center in the second half of fiscal 2009.
We also lease or own facilities in a number of other domestic locations and internationally in Canada, India, the United Kingdom and several other locations. We believe our facilities are adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed. See Note 10 to the financial statements in Item 8 for more information about our lease commitments.

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
None.

PART II
ITEM 5
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Intuit’s common stock is quoted on the NASDAQ Global Select Market under the symbol “INTU.” The following table shows the range of high and low sale prices reported on the NASDAQ Global Select Market for the periods indicated. The closing price of Intuit’s common stock on August 29, 2008 was $30.07.

	High	Low
Fiscal year ended July 31, 2007
First quarter	$35.98	$29.15
Second quarter	35.44	28.54
Third quarter	32.10	26.74
Fourth quarter	31.83	27.39

Fiscal year ended July 31, 2008
First quarter	$33.10	$26.14
Second quarter	33.02	27.75
Third quarter	31.50	25.08
Fourth quarter	30.06	26.18

Stockholders
As of September 2, 2008 we had approximately 800 record holders and approximately 79,000 beneficial holders of our common stock.
Dividends
Intuit has never paid any cash dividends on its common stock. We currently anticipate that we will retain all future earnings for use in our business and for repurchases under our stock repurchase programs. We do not anticipate paying any cash dividends in the foreseeable future.
On July 6, 2006 we implemented a two-for-one stock split in the form of a 100% stock dividend.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended July 31, 2008 we repurchased no shares of our common stock under our stock repurchase programs. At July 31, 2008, we had authorization from our Board to expend up to $600 million for stock repurchases through May 15, 2011.

Company Stock Price Performance
The graph below compares the cumulative total stockholder return on Intuit common stock for the last five full fiscal years with the cumulative total returns on the S&P 500 Index and the Morgan Stanley High Technology Index for the same period. The graph assumes that $100 was invested in Intuit common stock and in each of the other indices on July 31, 2003 and that all dividends were reinvested. Intuit has never paid cash dividends on its stock. The comparisons in the graph below are based on historical data — with Intuit common stock prices based on the closing price on the dates indicated — and are not intended to forecast the possible future performance of Intuit’s common stock.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Intuit Inc., The S&P 500 Index
And The Morgan Stanley Technology Index
*     $100 invested on 7/31/03 in stock & index-including reinvestment of dividends.
       Fiscal year ending July 31.
Copyright © 2008 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	July 31,	July 31,	July 31,	July 31,	July 31,	July 31,
	2003	2004	2005	2006	2007	2008

Intuit Inc.	100.00	86.81	111.29	143.15	132.81	126.73
S&P 500	100.00	113.17	129.07	136.02	157.97	140.44
Morgan Stanley Technology	100.00	113.76	126.83	117.64	158.30	150.54

ITEM 6
SELECTED FINANCIAL DATA
The following tables show Intuit’s selected financial information for the past five fiscal years. The comparability of the information is affected by a variety of factors, including acquisitions and divestitures of businesses, issuance of debt, share-based compensation expense, amortization of purchased intangible assets, gains and losses related to marketable equity securities and other investments, and repurchases of common stock under our stock repurchase programs.
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
In February 2007 we acquired Digital Insight Corporation for a purchase price of approximately $1.34 billion. In December 2007 we acquired Homestead Technologies Inc. for total consideration of approximately $170 million and in February 2008 we acquired Electronic Clearing House, Inc. for a total purchase price of approximately $131 million. Accordingly, we have included the results of operations for these companies in our consolidated results of operations from their respective dates of acquisition. During fiscal 2007 and fiscal 2008 we transitioned certain outsourced payroll customers in connection with a sale of assets to Automatic Data Processing, Inc. (ADP). In addition, we sold our Intuit Distribution Management Solutions business in fiscal 2008, our Intuit Information Technology Solutions business in fiscal 2006, and our Intuit Public Sector Solutions business in fiscal 2005. We accounted for these three businesses as discontinued operations and, accordingly, we have reclassified the selected financial data for all periods presented to reflect them as such. To better understand the information in the tables, investors should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, and the financial statements and related notes in Item 8.

FIVE-YEAR SUMMARY

Consolidated Statement of Operations Data	Fiscal
(In thousands, except per share amounts)	2008	2007	2006	2005	2004

Total net revenue	$3,070,974	$2,672,947	$2,293,010	$1,993,102	$1,760,147
Total costs and expenses	2,420,207	2,035,377	1,727,416	1,464,401	1,338,983
Operating income from continuing operations	650,767	637,570	565,594	528,701	421,164

Total share-based compensation expense included in total costs and expenses	113,238	76,313	70,340	5,489	6,232

Net income from continuing operations	450,750	443,468	380,963	377,743	324,267
Net income (loss) from discontinued operations	26,012	(3,465)	36,000	3,884	(7,237)
Net income	476,762	440,003	416,963	381,627	317,030

Net income (loss) per common share:
Basic net income per share from continuing operations	$1.37	$1.29	$1.10	$1.02	$0.83
Basic net income (loss) per share from discontinued operations	0.08	(0.01)	0.10	0.01	(0.02)

Basic net income per share	$1.45	$1.28	$1.20	$1.03	$0.81

Diluted net income per share from continuing operations	$1.33	$1.25	$1.06	$1.00	$0.81
Diluted net income (loss) per share from discontinued operations	0.08	(0.01)	0.10	0.01	(0.02)

Diluted net income per share	$1.41	$1.24	$1.16	$1.01	$0.79

Consolidated Balance Sheet Data	At July 31,
(In thousands)	2008	2007	2006	2005	2004

Cash, cash equivalents and investments	$827,833	$1,303,671	$1,197,200	$994,258	$1,017,963
Long-term investments	288,310	—	—	—	—
Working capital	306,324	791,823	801,056	610,935	636,856
Total assets	4,666,584	4,252,026	2,770,027	2,716,451	2,730,741
Long-term debt	997,996	997,819	—	—	—
Other long-term obligations	121,489	57,756	15,399	17,548	16,394
Total stockholders’ equity	2,072,954	2,035,013	1,738,086	1,695,499	1,822,419

ITEM 7
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) includes the following sections:
•	Executive Overview that discusses at a high level our operating results and some of the trends that affect our business.

•	Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments underlying our financial statements.

•	Results of Operations that includes a more detailed discussion of our revenue and expenses.

•	Liquidity and Capital Resources which discusses key aspects of our statements of cash flows, changes in our balance sheets and our financial commitments.
You should note that this MD&A discussion contains forward-looking statements that involve risks and uncertainties. Please see the section entitled “Forward-Looking Statements and Risk Factors” at the beginning of Item 1A for important information to consider when evaluating such statements.
You should read this MD&A in conjunction with the financial statements and related notes in Item 8. In February 2007 we completed the acquisition of Digital Insight Corporation (Digital Insight) for a total purchase price of approximately $1.34 billion. In December 2007 we acquired Homestead Technologies Inc. (Homestead) for total consideration of approximately $170 million and in February 2008 we acquired Electronic Clearing House, Inc. (ECHO) for a total purchase price of approximately $131 million. Accordingly, we have included the results of operations for these companies in our consolidated results of operations from their respective dates of acquisition. During fiscal 2007 and fiscal 2008 we transitioned certain outsourced payroll customers in connection with a sale of assets to Automatic Data Processing, Inc. (ADP). We have also reclassified our financial statements for all periods presented to reflect our Intuit Information Technology Solutions and Intuit Distribution Management Solutions businesses as discontinued operations. See “Results of Operations - Dispositions and Discontinued Operations” later in this Item 7 for more information. Unless otherwise noted, the following discussion pertains only to our continuing operations.
Executive Overview
This overview provides a high level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important in order to understand our financial results for fiscal 2008 as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Annual Report on Form 10-K.
Overview of Financial Results
Total net revenue for fiscal 2008 was $3.1 billion, up 15% compared with fiscal 2007. The fiscal 2008 revenue increase was driven by our acquisition of Digital Insight and revenue growth in our Consumer Tax segment. Excluding the impact of our acquisitions of Digital Insight, Homestead, and ECHO and the transition of certain outsourced payroll customers in connection with a sale of assets to ADP, we estimate that total net revenue for fiscal 2008 would have increased 11% compared with fiscal 2007.
Operating income from continuing operations of $650.8 million for fiscal 2008 increased 2% compared with $637.6 million for fiscal 2007. Fiscal 2008 revenue growth was almost completely offset by higher costs of revenue and higher operating expenses. Higher costs and expenses in fiscal 2008 reflect our acquisition of Digital Insight, which has a higher cost structure than our other businesses; higher costs of revenue associated with revenue growth in our other segments; increased investment in research and development for new and existing offerings; and increases in advertising and other marketing spending to support our Consumer Tax offerings. In addition, share-based compensation expense increased approximately $37 million in fiscal 2008 compared with fiscal 2007, and we recorded a $23 million restructuring charge in the fourth quarter of fiscal 2008 in connection with a reallocation of resources to key growth businesses. The effects of these factors are described in more detail under “Cost of Revenue” and “Operating Expenses” below.

Net income from continuing operations of $450.8 million for fiscal 2008 increased 2% compared with $443.5 million for fiscal 2007 and diluted net income per share from continuing operations of $1.33 for fiscal 2008 increased 6% compared with $1.25 for fiscal 2007. In fiscal 2008 we incurred interest expense of $52.3 million, compared with $27.1 million in fiscal 2007. Interest expense for both periods related primarily to the senior notes we issued in March 2007. We also recorded a pre-tax gain of $51.6 million on the sale of certain outsourced payroll assets to ADP in fiscal 2008, compared with $31.7 million in fiscal 2007. Our effective tax rates for fiscal 2008 and fiscal 2007 were approximately 35% and 36%. Average shares outstanding declined during fiscal 2008 as a result of repurchases of 27.2 million shares of common stock under our stock repurchase programs, partially offset by the issuance of 10.6 million shares in connection with our employee stock plans.
In August 2007 we sold our Intuit Distribution Management Solutions (IDMS) business for approximately $100 million in cash and recorded a net gain on disposal of $27.5 million. IDMS was part of our Other Businesses segment. We have accounted for IDMS as a discontinued operation and segregated the operating results of IDMS from continuing operations for all periods presented.
In December 2007 we acquired Homestead Technologies Inc. for total consideration of approximately $170 million on a fully diluted basis. Homestead is a provider of Web site design and hosting services to small businesses and became part of our QuickBooks segment.
In February 2008 we acquired Electronic Clearing House, Inc. for a total purchase price of approximately $131 million in cash. ECHO is a provider of electronic payment processing services to small businesses and became part of our Payroll and Payments segment.
During the third quarter of fiscal 2008 we completed the transition of certain outsourced payroll customers in connection with a sale of assets to ADP. See “Non-Operating Income and Expenses - Dispositions and Discontinued Operations” later in this Item 7 for more information.
We ended fiscal 2008 with cash, cash equivalents and investments totaling $827.8 million, a decrease of $475.9 million from July 31, 2007. This decrease was due in part to the reclassification of $285.3 million in municipal auction rate securities to long-term investments during fiscal 2008. See “Liquidity and Capital Resources — Auction Rate Securities,” later in this Item 7 for more information. In fiscal 2008 we generated $830.2 million in cash from continuing operations, $347.9 million from sales of investments, $194.7 million from the issuance of common stock under employee stock plans, and $97.1 million from the sale of our IDMS business. During the same period we used $800 million in cash for the repurchase of shares of our common stock under our stock repurchase programs, $306.1 million for capital expenditures, and $264.5 million for acquisitions of businesses, including Homestead and ECHO. At July 31, 2008, we had authorization from our Board to expend up to $600 million for stock repurchases through May 15, 2011.
Seasonality
Our QuickBooks, Consumer Tax and Accounting Professionals businesses are highly seasonal. Some of our other offerings are also seasonal, but to a lesser extent. Revenue from our QuickBooks software products tends to be highest during our second and third fiscal quarters, although the timing of new product releases or changes in our offerings can materially shift revenue between quarters. Sales of income tax preparation products and services are heavily concentrated in the period from November through April. In our Consumer Tax business, a greater proportion of our revenue has been occurring later in this seasonal period due in part to the growth in sales of TurboTax Online, for which revenue is recognized upon printing or electronic filing of a tax return. The seasonality of our Consumer Tax and Accounting Professionals revenue is also affected by the timing of the availability of tax forms from taxing agencies and the ability of those agencies to receive electronic tax return submissions. Delays in the availability of tax forms or the ability of taxing agencies to receive submissions can cause revenue to shift from our second fiscal quarter to our third fiscal quarter. These seasonal patterns mean that our total net revenue is usually highest during our second quarter ending January 31 and third quarter ending April 30. We typically report losses in our first quarter ending October 31 and fourth quarter ending July 31, when revenue from our tax businesses is minimal while operating expenses continue at relatively consistent levels. We believe the seasonality of our revenue is likely to continue in the future.

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
Revenue Recognition
We derive revenue from the sale of packaged software products, license fees, software subscriptions, product support, hosting services, payroll services, merchant services, professional services, transaction fees and multiple element arrangements that may include any combination of these items. We follow the appropriate revenue recognition rules for each type of revenue. For additional information, see “Revenue Recognition” in Note 1 to the financial statements in Item 8. We generally recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collectibility is probable. However, determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report. For example, for multiple element arrangements we must make assumptions and judgments in order to allocate the total price among the various elements we must deliver, to determine whether undelivered services are essential to the functionality of the delivered products and services, to determine whether vendor-specific evidence of fair value exists for each undelivered element and to determine whether and when each element has been delivered. If we were to change any of these assumptions or judgments, it could cause a material increase or decrease in the amount of revenue that we report in a particular period. Amounts for fees collected or invoiced and due relating to arrangements where revenue cannot be recognized are reflected on our balance sheet as deferred revenue and recognized when the applicable revenue recognition criteria are satisfied.
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
In the past, actual returns and rebates have not differed significantly from the reserves that we have established. However, actual returns and rebates in any future period are inherently uncertain. If we were to change our assumptions and estimates, our revenue reserves would change, which would impact the net revenue we report. If actual returns and rebates are significantly greater than the reserves we have established, the actual results would decrease our future reported revenue. Conversely, if actual returns and rebates are significantly less than our reserves, this would increase our future reported revenue. For example, if we had increased our fiscal 2008 returns reserves by 1% of non-consignment sales to retailers for QuickBooks, TurboTax and Quicken, our total net revenue for fiscal 2008 would have been $3.0 million lower.
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
Business Combinations — Purchase Accounting
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
Goodwill, Purchased Intangible Assets and Other Long-Lived Assets — Impairment Assessments
We make judgments about the recoverability of purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate that an other-than-temporary impairment in the remaining value of the assets recorded on our balance sheet may exist. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that could not have been reasonably foreseen in prior periods. In order to estimate the fair value of long-lived assets, we typically make various assumptions about the future prospects for the business that the asset relates to, consider market factors specific to that business and estimate future cash flows to be generated by that business. We evaluate cash flows at the lowest operating level and the number of reporting units that we have identified may make impairment more probable than it would be at a company with fewer reporting units and integrated operations following acquisitions. Based on these assumptions and estimates, we determine whether we need to record an impairment charge to reduce the value of the asset stated on our balance sheet to reflect its estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. More conservative estimates of the anticipated future benefits from these businesses could result in impairment charges, which would decrease net income and result in lower asset values on our balance sheet. Conversely, less conservative estimates could result in smaller or no impairment charges, higher net income and higher asset values. At July 31, 2008, we had $1.7 billion in goodwill and $273.1 million in net purchased intangible assets on our balance sheet.

Accounting for Share-Based Compensation Plans
We account for share-based compensation using the fair value recognition provisions of SFAS 123(R), “Share-Based Payment.” At July 31, 2008, there was $221.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans which we will amortize to expense in the future. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.2 years.
We use a lattice binomial model and the assumptions shown in Note 12 to the financial statements in Item 8 to estimate the fair value of stock options granted. We estimate the expected term of options granted based on implied exercise patterns using a binomial model. We estimate the volatility of our common stock at the date of grant based on the implied volatility of publicly traded one-year and two-year options on our common stock, consistent with SFAS 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107. Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. We base the risk-free interest rate that we use in our option valuation model on the implied yield in effect at the time of option grant on constant maturity U.S. Treasury issues with equivalent remaining terms. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in our option valuation model. In accordance with SFAS 123(R), we estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. We amortize the fair value of options on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. We may elect to use different assumptions under our option valuation model in the future, which could materially affect our net income or loss and net income or loss per share. We value restricted stock units using the intrinsic value method. We amortize the value of restricted stock units on a straight-line basis over the restriction period.
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
Income Taxes — Estimates of Effective Tax Rates, Deferred Taxes and Valuation Allowance
When we prepare our financial statements, we estimate our income taxes based on the various jurisdictions where we conduct business. Significant judgment is required in determining our worldwide income tax provision. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax rules and the potential for future adjustment of our uncertain tax positions by the Internal Revenue Service or other taxing jurisdiction. We estimate our current tax liability and assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our balance sheet. We must then assess the likelihood that our deferred tax assets will be realized. To the extent we believe that realization is not likely, we establish a valuation allowance. When we establish a valuation allowance or increase this allowance in an accounting period, we record a corresponding tax expense in our statement of operations.
Our net deferred tax asset at July 31, 2008 was $154.2 million and we had no valuation allowance on our deferred tax assets at that date. While we have considered future taxable income in assessing the need for a valuation allowance, we could in the future be required to record a valuation allowance to take into account deferred tax assets that we may be unable to realize. An increase in a valuation allowance would have an adverse impact, which could be material, on our income tax provision and net income in the period in which we record the increase.
We adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” on August 1, 2007. See Note 11 to the financial statements in Item 8. As a result of our adoption of FIN 48 we recognize and measure benefits for uncertain tax positions accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not of being sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Significant judgment is required to evaluate uncertain tax positions. We evaluate our uncertain tax positions on a quarterly basis. Our evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our income tax expense in the period in which we make the change, which could have a material impact on our effective tax rate and operating results.
Results of Operations
Financial Overview

	Fiscal	Fiscal	Fiscal	2008-2007	2007-2006
(Dollars in millions, except per share amounts)	2008	2007	2006	% Change	% Change

Total net revenue	$3,071.0	$2,672.9	$2,293.0	15%	17%
Operating income from continuing operations	650.8	637.6	565.6	2%	13%
Net income from continuing operations	450.8	443.5	381.0	2%	16%
Diluted net income per share from continuing operations	$1.33	$1.25	$1.06	6%	18%

Total net revenue increased $398.1 million or 15% in fiscal 2008 compared with fiscal 2007. Total net revenue was higher in fiscal 2008 due to our February 2007 acquisition of Digital Insight, to revenue growth in our Consumer Tax segment and, to a lesser extent, to revenue growth in our QuickBooks segment and our Payroll and Payments segment. Revenue from our Financial Institutions segment, which includes Digital Insight, was $298.6 million in fiscal 2008 compared with $150.4 million in fiscal 2007. Consumer Tax revenue increased $116.5 million or 14% in fiscal 2008 due to growth in TurboTax online units. Revenue in our QuickBooks segment was up $35.6 million or 6% in fiscal 2008 and Payroll and Payments revenue increased $44.1 million or 9% compared with fiscal 2007. Payroll and Payments segment revenue for fiscal 2008 increased 14% when adjusted for our acquisition of ECHO and the transition of certain outsourced payroll customers in connection with a sale of assets to ADP. See “Total Net Revenue by Business Segment” below for more information.
Higher revenue in fiscal 2008 was almost completely offset by higher costs and expenses, including those of Digital Insight, which are relatively higher as a percentage of revenue than the costs and expenses for our other businesses. In addition, share-based compensation expense increased approximately $37 million in fiscal 2008 compared with fiscal 2007, and we recorded a $23 million restructuring charge in the fourth quarter of fiscal 2008 in connection with a reallocation of resources to key growth businesses. Including Digital Insight, share-based compensation expense and these restructuring charges, increases in costs and expenses for fiscal 2008 were approximately $90 million for cost of revenue, approximately $133 million for product development expenses, approximately $117 million for selling and marketing expenses, and approximately $41 million for the amortization of purchased intangible assets and acquisition-related charges. See “Cost of Revenue” and “Operating Expenses” below for more information.

Net income from continuing operations increased 2% to $450.8 million in fiscal 2008 compared with $443.5 million in fiscal 2007 and diluted net income per share from continuing operations increased 6% to $1.33 in fiscal 2008 compared with $1.25 in fiscal 2007. In fiscal 2008 we incurred interest expense of $52.3 million, compared with $27.1 million in fiscal 2007. Interest expense for both periods related primarily to the senior notes we issued in March 2007. We also recorded a pre-tax gain of $51.6 million on the sale of certain outsourced payroll assets to ADP in fiscal 2008, compared with $31.7 million in fiscal 2007. Our effective tax rates for fiscal 2008 and 2007 were approximately 35% and 36%. See “Income Taxes” later in this Item 7 for more information. Average shares outstanding declined during fiscal 2008 as a result of repurchases of 27.2 million shares of common stock under our stock repurchase programs, partially offset by the issuance of 10.6 million shares in connection with our employee stock plans.
Total Net Revenue by Business Segment
The table below and the discussion of total net revenue that follows it are organized in accordance with our six reportable business segments. See Note 8 to the financial statements in Item 8 for descriptions of product revenue and service and other revenue for each segment.
We have reclassified segment results for all periods presented to reflect changes that align our product groups more closely with the customers they serve. We transferred QuickBooks Premier Accountant Edition and ProAdvisor Program product revenue from our QuickBooks segment to our Professional Tax segment and renamed that segment Accounting Professionals. Revenue from these products was $31.5 million in fiscal 2008, $22.5 million in fiscal 2007 and $20.0 million in fiscal 2006. We also transferred QuickBase service revenue from our Other Businesses segment to our QuickBooks segment. QuickBase revenue was $15.6 million in fiscal 2008, $10.5 million in fiscal 2007 and $7.1 million in fiscal 2006.

		% Total		% Total		% Total
	Fiscal	Net	Fiscal	Net	Fiscal	Net	2008-2007	2007-2006
(Dollars in millions)	2008	Revenue	2007	Revenue	2006	Revenue	% Change	% Change

QuickBooks
Product revenue	$471.8		$484.9		$446.2
Service and other revenue	150.0		101.3		79.8

Subtotal	621.8	20%	586.2	22%	526.0	23%	6%	11%

Payroll and Payments
Product revenue	219.3		208.9		194.1
Service and other revenue	341.5		307.8		268.0

Subtotal	560.8	18%	516.7	19%	462.1	20%	9%	12%

Consumer Tax
Product revenue	311.6		300.7		265.8
Service and other revenue	617.8		512.2		440.3

Subtotal	929.4	30%	812.9	30%	706.1	31%	14%	15%

Accounting Professionals
Product revenue	301.5		283.8		265.0
Service and other revenue	25.2		30.4		27.9

Subtotal	326.7	11%	314.2	12%	292.9	13%	4%	7%

Financial Institutions
Product revenue	0.8		0.2		0.2
Service and other revenue	297.8		150.2		24.2

Subtotal	298.6	10%	150.4	6%	24.4	1%	99%	516%

Other Businesses
Product revenue	191.7		168.9		164.1
Service and other revenue	142.0		123.6		117.4

Subtotal	333.7	11%	292.5	11%	281.5	12%	14%	4%

Total Company
Product revenue	1,496.7		1,447.4		1,335.4
Service and other revenue	1,574.3		1,225.5		957.6

Total net revenue	$3,071.0	100%	$2,672.9	100%	$2,293.0	100%	15%	17%

QuickBooks
Fiscal 2008 Compared with Fiscal 2007. QuickBooks segment total net revenue increased $35.6 million or 6% in fiscal 2008 compared with fiscal 2007. Excluding about $15 million in revenue from Homestead, which we acquired in December 2007, QuickBooks segment total net revenue increased 4% in fiscal 2008 compared with fiscal 2007. Total QuickBooks software unit sales, including activations of our free Simple Start offering, were up slightly in fiscal 2008 compared with fiscal 2007. Revenue growth in fiscal 2008 was driven by a 14% increase in QuickBooks

Online subscribers, a 22% increase in the number of active QuickBooks Enterprise Solutions customers, and 8% growth in revenue from secondary products and services sold in conjunction with QuickBooks software units.
Fiscal 2007 Compared with Fiscal 2006. QuickBooks segment total net revenue increased $60.2 million or 11% in fiscal 2007 compared with fiscal 2006. Total QuickBooks software unit sales were 10% higher in fiscal 2007 compared with fiscal 2006 due in part to new promotions, including our first-ever QuickBooks television advertisements. Revenue growth in fiscal 2007 was also driven by favorable product mix, with QuickBooks Premier units increasing 25% compared with fiscal 2006.
Payroll and Payments
Fiscal 2008 Compared with Fiscal 2007. Payroll and Payments total net revenue increased $44.1 million or 9% in fiscal 2008 compared with fiscal 2007. In our Payments business, revenue increased 33% in fiscal 2008 due to 18% growth in our core merchant services customer base and about $16 million in revenue from ECHO, which we acquired in February 2008. Payroll revenue decreased 3% in fiscal 2008 as we completed the transition of portions of our Complete Payroll and Premier Payroll Services customer base in connection with a sale of assets to ADP. We estimate that revenue growth in our Payroll and Payments segment in fiscal 2008 compared with fiscal 2007 would have been approximately 14% when adjusted for the impact of our acquisition of ECHO and the sale of those payroll customers.
Fiscal 2007 Compared with Fiscal 2006. Payroll and Payments total net revenue increased $54.6 million or 12% in fiscal 2007 compared with fiscal 2006. In our Payments business, revenue increased 36% in fiscal 2007 due to 22% growth in the customer base and 9% higher transaction volume per customer. Merchant services revenue slowed in fiscal 2007 compared with fiscal 2006 due to new customer acquisition remaining relatively constant on a larger customer base. Payroll revenue grew 3% in fiscal 2007 due to 4% growth in the customer base and, to a lesser extent, to favorable product mix that resulted in higher revenue per customer. We estimate that revenue growth in our Payroll and Payments segment in fiscal 2007 compared with fiscal 2006 would have been approximately 16% when adjusted for the impact of the sale of certain payroll customers to ADP.
Consumer Tax
Fiscal 2008 Compared with Fiscal 2007. Consumer Tax total net revenue increased $116.5 million or 14% in fiscal 2008 compared with fiscal 2007. The fiscal 2008 revenue increase was due to 17% growth in total federal TurboTax units, which was driven by 37% growth in TurboTax Online units. We believe that the continuing trend among individual taxpayers toward the use of software, rather than manual methods, to prepare their own income tax returns will continue to be important to the growth of our Consumer Tax business.
Fiscal 2007 Compared with Fiscal 2006. Consumer Tax total net revenue increased $106.8 million or 15% in fiscal 2007 compared with fiscal 2006 due to 16% growth in federal TurboTax Online units and to price increases. Consumer Tax net revenue for fiscal 2007 included the impact of approximately $9 million in refunds to customers who experienced delays in electronically preparing or filing their income tax returns on April 17, 2007.
Accounting Professionals
Fiscal 2008 Compared with Fiscal 2007. Accounting Professionals total net revenue increased $12.5 million or 4% in fiscal 2008 compared with fiscal 2007. We discontinued our ProSeries Express product line in fiscal 2008, which we estimate resulted in a loss of five percentage points of growth for the Accounting Professionals segment in fiscal 2008 compared with fiscal 2007.
Fiscal 2007 Compared with Fiscal 2006. Accounting Professionals total net revenue increased $21.3 million or 7% in fiscal 2007 compared with fiscal 2006 due to add-on product penetration and price increases.
Financial Institutions
Fiscal 2008 Compared with Fiscal 2007. Financial Institutions total net revenue increased $148.2 million to $298.6 million in fiscal 2008 compared with fiscal 2007 due mainly to revenue from Digital Insight, which we acquired in February 2007. In fiscal 2008 Internet banking end users grew 10% and bill-pay end users grew 16%.

Fiscal 2007 Compared with Fiscal 2006. Financial Institutions total net revenue increased $126.0 million to $150.4 million in fiscal 2007 compared with fiscal 2006 due almost entirely to our February 2007 acquisition of Digital Insight.
Other Businesses
Fiscal 2008 Compared with Fiscal 2007. Other Businesses total net revenue increased $41.2 million or 14% in fiscal 2008 compared with fiscal 2007. In fiscal 2008 revenue from our businesses in Canada and the United Kingdom increased 28%, revenue from our Intuit Real Estate Solutions business grew 17%, and Quicken revenue was flat compared with fiscal 2007. The weaker U.S. dollar contributed to Canadian revenue growth, accounting for approximately five percentage points of Other Businesses segment revenue growth in fiscal 2008 compared with fiscal 2007.
Fiscal 2007 Compared with Fiscal 2006. Other Businesses total net revenue increased $11.0 million or 4% in fiscal 2007 compared with fiscal 2006. Quicken revenue was flat while revenue from our business in Canada increased 11% and revenue from our Intuit Real Estate Solutions business grew 28%.
Cost of Revenue

		% of		% of		% of
	Fiscal	Related	Fiscal	Related	Fiscal	Related
(Dollars in millions)	2008	Revenue	2007	Revenue	2006	Revenue

Cost of product revenue	$154.1	10%	$169.1	12%	$165.9	12%
Cost of service and other revenue	414.1	26%	309.4	25%	232.6	24%
Amortization of purchased intangible assets	56.0	n/a	30.9	n/a	8.8	n/a

Total cost of revenue	$624.2	20%	$509.4	19%	$407.3	18%

Our cost of revenue has three components: (1) cost of product revenue, which includes the direct costs of manufacturing and shipping our software products; (2) cost of service and other revenue, which reflects direct costs associated with providing services, including data center costs related to delivering Internet-based services, and costs associated with revenue sharing and online transactions revenue; and (3) amortization of purchased intangible assets, which represents the cost of amortizing over their useful lives developed technologies that we have obtained through acquisitions.
Fiscal 2008 Compared with Fiscal 2007. Cost of product revenue as a percentage of product revenue decreased to 10% in fiscal 2008 from 12% in fiscal 2007 due to cost efficiencies achieved for our QuickBooks 2008 and Consumer Tax product lines. Cost of service and other revenue as a percentage of service and other revenue increased slightly to 26% in fiscal 2008 from 25% in fiscal 2007. The impact of our acquisition of Digital Insight, which has relatively higher costs of service revenue, was partially offset by the impact of $105.6 million growth in revenue from TurboTax Online and electronic tax filing services, which have relatively lower costs of service revenue compared with our other service offerings. Amortization of purchased intangible assets increased in fiscal 2008 compared with fiscal 2007 due primarily to the amortization of Digital Insight purchased intangible assets, which we acquired in February 2007.
Fiscal 2007 Compared with Fiscal 2006. Cost of service and other revenue as a percentage of service and other revenue increased slightly to 25% in fiscal 2007 from 24% in fiscal 2006. The impact of our acquisition of Digital Insight, which has relatively higher costs of service revenue, was partially offset by the impact of $71.9 million growth in revenue from TurboTax Online and electronic tax filing services, which have relatively lower costs of service revenue compared with our other service offerings. Amortization of purchased intangible assets increased in fiscal 2007 compared with fiscal 2006 due to the amortization of Digital Insight purchased intangible assets, which we acquired in February 2007.
Operating Expenses

		% of		% of		% of
		Total		Total		Total
	Fiscal	Net	Fiscal	Net	Fiscal	Net
(Dollars in millions)	2008	Revenue	2007	Revenue	2006	Revenue

Selling and marketing	$859.6	28%	$742.4	28%	$657.6	29%
Research and development	605.8	20%	472.5	17%	385.8	17%
General and administrative	295.0	10%	291.1	11%	267.2	12%
Acquisition-related charges	35.5	1%	20.0	1%	9.5	0%

Total operating expenses	$1,795.9	59%	$1,526.0	57%	$1,320.1	58%

Fiscal 2008 Compared with Fiscal 2007. Total operating expenses as a percentage of total net revenue increased to 59% in fiscal 2008 compared with 57% in fiscal 2007. Total operating expenses in dollars increased about $270 million in fiscal 2008, approximately $109 million of which was due to our acquisitions of Digital Insight, Homestead and ECHO and approximately $37 million of which was due to higher share-based compensation expense. Share-based compensation expense was higher in fiscal 2008 compared with fiscal 2007 due to our broad use of restricted stock units in addition to stock options. We also recorded a $23 million restructuring charge in the fourth quarter of fiscal 2008 in connection with a reallocation of resources to key growth businesses.
Including Digital Insight, Homestead, ECHO, share-based compensation expense and the restructuring charge, about half of the increase in total operating expenses in dollars for fiscal 2008 was due to higher research and development expenses. During this period, we continued to invest in research and development for existing offerings as well as for new offerings. Almost 45% of the fiscal 2008 increase in total operating expenses in dollars was due to higher selling and marketing expenses. Of the total increase in selling and marketing expenses in dollars for this period about a third was due to our acquisition of Digital Insight, whose selling costs are relatively higher compared with our other businesses because they sell their services to financial institutions through a direct sales force. About 20% of the fiscal 2008 increase in selling and marketing expenses in dollars was due to higher advertising and other marketing expenses to support our Consumer Tax offerings. Excluding the impact of the increase in share-based compensation expense, general and administrative expenses declined about $5 million in fiscal 2008 compared with fiscal 2007.
Acquisition-related charges increased in fiscal 2008 compared with fiscal 2007 primarily due to the amortization of Digital Insight purchased intangible assets, which we acquired in February 2007.
Fiscal 2007 Compared with Fiscal 2006. Individually and in the aggregate, operating expenses as a percentage of total net revenue were generally consistent in fiscal 2007 compared with fiscal 2006. Total operating expenses in dollars increased about $206 million in fiscal 2007, approximately $60 million of which was due to our February 2007 acquisition of Digital Insight.
Including Digital Insight, approximately 42% of the fiscal 2007 increase in total operating expenses in dollars was due to higher research and development expenses. During fiscal 2007 we continued to invest in research and development for existing offerings as well as for new offerings. Approximately 41% of the fiscal 2007 increase in total operating expenses in dollars was due to higher selling and marketing expenses that included increases in radio, television and online advertising expenses for our Consumer Tax and QuickBooks offerings as well as additional investments in direct marketing and product management.

Acquisition-related charges increased in fiscal 2007 compared with fiscal 2006 due to the amortization of Digital Insight purchased intangible assets, which we acquired in February 2007.
Segment Operating Income (Loss)
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. Segment expenses do not include certain costs, such as corporate selling and marketing, product development, and general and administrative expenses and share-based compensation expenses, which are not allocated to specific segments. These unallocated costs totaled $561.4 million in fiscal 2008, $506.2 million in fiscal 2007 and $465.2 million in fiscal 2006. Unallocated costs increased approximately $55 million in fiscal 2008 compared with fiscal 2007. This increase was due to $37 million in higher share-based compensation expenses and approximately $27 million in higher expenses for shared product development and marketing functions, partially offset by a decline in corporate general and administrative expenses. Segment expenses also do not include amortization of purchased intangible assets, acquisition-related charges, and impairment of goodwill and purchased intangible assets. In addition, segment expenses do not include interest expense, interest and other income, and realized net gains or losses on marketable equity securities and other investments. See Note 8 to the financial statements in Item 8 for reconciliations of total segment operating income to income from continuing operations for each fiscal year presented.

		% of		% of		% of
	Fiscal	Related	Fiscal	Related	Fiscal	Related
(Dollars in millions)	2008	Revenue	2007	Revenue	2006	Revenue

QuickBooks	$172.3	28%	$178.8	31%	$167.4	32%
Payroll and Payments	216.3	39%	215.4	42%	181.9	39%
Consumer Tax	594.5	64%	508.6	63%	467.1	66%
Accounting Professionals	162.6	50%	154.4	49%	136.7	47%
Financial Institutions	57.0	19%	38.8	26%	12.2	50%
Other Businesses	101.0	30%	98.7	34%	83.8	30%

Total segment operating income	$1,303.7	42%	$1,194.7	45%	$1,049.1	46%

QuickBooks
Fiscal 2008 Compared with Fiscal 2007. QuickBooks segment operating income as a percentage of related revenue decreased to 28% in fiscal 2008 from 31% in fiscal 2007. QuickBooks segment revenue grew $35.6 million in fiscal 2008 compared with fiscal 2007, including about $15 million in revenue from Homestead. Cost of revenue increased approximately $4 million as cost efficiencies achieved for our QuickBooks 2008 product line partially offset higher costs associated with QuickBooks services. Including Homestead, selling and marketing expenses increased approximately $18 million, product development expenses increased approximately $15 million and general and administrative expenses increased approximately $5 million in fiscal 2008 compared with fiscal 2007.
Fiscal 2007 Compared with Fiscal 2006. QuickBooks segment operating income as a percentage of related revenue decreased slightly to 31% in fiscal 2007 from 32% in fiscal 2006. The $60.2 million growth in QuickBooks segment revenue in fiscal 2007 was partially offset by higher expenses, including increases of approximately $11 million for cost of revenue, approximately $16 million for selling and marketing expenses (which consisted primarily of higher radio and television advertising expenses and additional investments in direct marketing and product management) and approximately $18 million for product development expenses in fiscal 2007.
Payroll and Payments
Fiscal 2008 Compared with Fiscal 2007. Payroll and Payments segment operating income as a percentage of related revenue decreased to 39% in fiscal 2008 from 42% in fiscal 2007. Total Payroll and Payments revenue increased $44.1 million in fiscal 2008 compared with fiscal 2007, with higher merchant services revenue and about $16 million in revenue from ECHO more than offsetting lower total payroll revenue. Although merchant services revenue has relatively higher costs of revenue than our combined payroll business, low growth in cost of revenue in the segment was achieved through our transition of certain full service payroll customers, which also have relatively higher costs of revenue, to ADP. Higher gross margins in fiscal 2008 were partially offset by higher expenses, including increases of approximately $11 million for selling and marketing expenses, approximately $17 million for product development expenses, approximately $6 million for infrastructure costs and approximately $4 million in lease termination costs. About a third of the fiscal 2008 increase in Payroll and Payments costs and expenses was associated with our acquisition of ECHO.
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
Consumer Tax
Fiscal 2008 Compared with Fiscal 2007. Consumer Tax segment operating income as a percentage of related revenue increased slightly to 64% in fiscal 2008 from 63% in fiscal 2007. The $116.5 million growth in Consumer Tax revenue in fiscal 2008 was partially offset by higher expenses, including increases of approximately $25 million for selling and marketing expenses (including higher radio, television and online advertising expenses as well as higher direct marketing expenses) and approximately $12 million for product development expenses. Lower cost of revenue partially offset the increases in selling and marketing expenses and product development expenses.
Fiscal 2007 Compared with Fiscal 2006. Consumer Tax segment operating income as a percentage of related revenue decreased to 63% in fiscal 2007 from 66% in fiscal 2006. The $106.8 million growth in Consumer Tax revenue in fiscal 2007 was partially offset by higher expenses, including increases of approximately $45 million for selling and marketing expenses (including higher radio, television and online advertising expenses as well as higher direct marketing expenses) and approximately $18 million for product development expenses.
Accounting Professionals
Fiscal 2008 Compared with Fiscal 2007. Accounting Professionals segment operating income as a percentage of related revenue increased slightly to 50% in fiscal 2008 from 49% in fiscal 2007. Accounting Professionals revenue increased $12.5 million while expenses were relatively stable in fiscal 2008 compared with fiscal 2007.
Fiscal 2007 Compared with Fiscal 2006. Accounting Professionals segment operating income as a percentage of related revenue increased to 49% in fiscal 2007 from 47% in fiscal 2006. Accounting Professionals revenue increased $21.3 million while expenses were relatively stable in fiscal 2007 compared with fiscal 2006.
Financial Institutions
Fiscal 2008 Compared with Fiscal 2007. Financial Institutions segment operating income as a percentage of related revenue decreased to 19% in fiscal 2008 from 26% in fiscal 2007. The fiscal 2008 decrease in segment operating income was due to our February 2007 acquisition of Digital Insight, which has higher costs and expenses, including relatively higher costs of service revenue and higher selling expenses, than the Intuit financial institutions business that existed prior to the acquisition.
Fiscal 2007 Compared with Fiscal 2006. Financial Institutions segment operating income as a percentage of related revenue decreased to 26% in fiscal 2007 from 50% in fiscal 2006. The fiscal 2007 decrease in segment operating income was due to our February 2007 acquisition of Digital Insight, which we combined with our existing financial institutions business to create a new Financial Institutions segment. This new segment is significantly larger and has higher costs, including relatively higher cost of service revenue and higher selling expenses, than the Intuit financial institutions business that preceded it.

Other Businesses
Fiscal 2008 Compared with Fiscal 2007. Other Businesses segment operating income as a percentage of related revenue decreased to 30% in fiscal 2008 from 34% in fiscal 2007. About a quarter of the $41.2 million in fiscal 2008 revenue growth in this segment came from our Intuit Real Estate Solutions business, which sells its products and services through a direct sales force and therefore has a higher cost structure than the other businesses in this segment. While revenue from our business in Canada was higher in fiscal 2008 due in part to the weaker U.S. dollar, total costs and expenses for this business also increased due to the impact of foreign exchange rates. In addition, fiscal 2008 selling and marketing expenses in our business in Canada increased in support of our latest QuickBooks and consumer tax offerings.
Fiscal 2007 Compared with Fiscal 2006. Other Businesses segment operating income as a percentage of related revenue increased to 34% in fiscal 2007 from 30% in fiscal 2006. The fiscal 2007 improvement in segment operating income as a percentage of related revenue was due to the May 2006 sale of our MasterBuilder business, which had relatively low operating margins.
Non-Operating Income and Expenses
Interest Expense
In March 2007 we issued $1 billion in senior notes to finance a portion of our February 2007 acquisition of Digital Insight and to fund our operations. Interest expense of $52.3 million for fiscal 2008 and $27.1 million for fiscal 2007 consisted primarily of interest on $500 million in principal amount of the senior notes at 5.40% and interest on $500 million in principal amount of the senior notes at 5.75%. The senior notes are due in March 2012 and March 2017 and are redeemable by Intuit at any time, subject to a make-whole premium.
Interest and Other Income

	Fiscal	Fiscal	Fiscal
(In millions)	2008	2007	2006

Interest income	$35.6	$44.0	$31.0
Quicken Loans royalties and fees	7.5	9.3	9.3
Gain on sale of assets	2.7	—	2.4
Net foreign exchange gain (loss)	0.5	(0.1)	0.1
Other	0.2	(0.5)	0.2

Total interest and other income	$46.5	$52.7	$43.0

Interest and other income consists primarily of interest income. Lower interest rates and lower average invested balances resulted in lower interest income in fiscal 2008 compared with fiscal 2007. Higher interest rates and higher average invested balances resulted in higher interest income in fiscal 2007 compared with fiscal 2006. Total interest and other income for all periods presented included royalties and fees from trademark license and distribution agreements that we entered into when we sold our Quicken Loans mortgage business in July 2002.

Income Taxes
Effective Tax Rate
Our effective tax rate was approximately 35% for fiscal 2008, approximately 36% for fiscal 2007 and approximately 38% for fiscal 2006. Our effective tax rate for fiscal 2008 did not differ significantly from the federal statutory rate. State income taxes were offset primarily by the benefit we received from tax exempt interest income, the domestic production activities deduction, and federal and state research and experimental credits. Our effective tax rate for fiscal 2007 differed from the federal statutory rate of 35% due primarily to state income taxes, which were partially offset by the benefit we received from tax exempt interest income, federal and state research and experimental credits and the domestic production activities deduction. In addition, in fiscal 2007 we benefited from the retroactive extension of the federal research and experimental credit as it related to fiscal 2006. Our effective tax rate for fiscal 2006 differed from the federal statutory rate of 35% primarily due to state income taxes and the taxable gain on the sale of our Master Builder business, which were partially offset by the benefit we received from tax exempt interest income, federal and state research and experimental credits and the domestic production activities deduction. See Note 11 to the financial statements in Item 8 for more information.
In December 2006 the Tax Relief and Health Care Act of 2006 was signed into law. The Act included a reinstatement of the federal research and experimental credit through December 31, 2007 that was retroactive to January 1, 2006. We recorded a discrete tax benefit of $3.7 million for the retroactive amount related to fiscal 2006 during fiscal 2007.
Tax Carryforwards
We acquired Electronic Clearing House and Homestead in fiscal 2008 and Digital Insight in fiscal 2007. See Note 6 to the financial statements in Item 8. These companies had federal net operating loss carryforwards at their respective dates of acquisition that totaled approximately $164 million. We have recorded the tax effects of these carryforwards and other federal tax credit carryforwards, which together totaled approximately $66 million, as deferred tax assets at the respective dates of acquisition. The carryforwards do not result in an income tax provision benefit, but they reduce income taxes payable and cash paid for income taxes as we utilize them. At July 31, 2008, we had total federal net operating loss carryforwards of $95.0 million that will expire starting in fiscal 2019.
Net Deferred Tax Assets
At July 31, 2008, we had net deferred tax assets of $154.2 million and no valuation allowance. While we believe no valuation allowance was appropriate at that date, it may be necessary to record a valuation allowance if it becomes more likely that we will not realize some portion of the net deferred tax assets. We assess the need for an adjustment to the valuation allowance on a quarterly basis. The assessment is based on our estimates of future sources of taxable income for the jurisdictions in which we operate and the periods over which our deferred tax assets will be realizable. See Note 11 to the financial statements in Item 8 for more information.
Dispositions and Discontinued Operations
During fiscal 2008, 2007 and 2006 we sold the assets and businesses described below. See Note 7 to the financial statements in Item 8 for a more complete description of these dispositions and discontinued operations and for a summary of the impact that discontinued operations have had on our statements of operations for those fiscal years.
Intuit Distribution Management Solutions Discontinued Operations
In August 2007 we sold our Intuit Distribution Management Solutions (IDMS) business for approximately $100 million in cash and recorded a net gain on disposal of $27.5 million. IDMS was part of our Other Businesses segment. In accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we have accounted for IDMS as a discontinued operation and segregated its operating results from continuing operations in our statements of operations for all periods prior to the sale. Revenue from IDMS was $1.9 million in fiscal 2008, $52.0 million in fiscal 2007 and $49.3 million in fiscal 2006.

Sale of Outsourced Payroll Assets
In March 2007 we sold certain assets related to our Complete Payroll and Premier Payroll Service businesses to ADP for a purchase price of up to approximately $135 million in cash. The final purchase price was contingent upon the number of customers that transitioned to ADP pursuant to the purchase agreement over a period of approximately one year from the date of sale. We recorded pre-tax gains of $51.6 million in fiscal 2008 and $31.7 million in fiscal 2007 in our statement of operations for customers who transitioned to ADP during those periods. We received a total purchase price of $93.6 million and recorded a total pre-tax gain of $83.2 million from the inception of this transaction through its completion in the third quarter of fiscal 2008. In accordance with the provisions of SFAS 144, we did not account for this transaction as a discontinued operation. The assets were part of our Payroll and Payments segment.
Intuit Information Technology Solutions Discontinued Operations
In December 2005 we sold our Intuit Information Technology Solutions (ITS) business for approximately $200 million in cash and recorded a net gain on disposal of $34.3 million. In accordance with the provisions of SFAS 144, we have accounted for ITS as a discontinued operation and segregated its operating results from continuing operations in our statements of operations for all periods prior to the sale. Revenue from ITS was $20.2 million in fiscal 2006.
Liquidity and Capital Resources
Overview
At July 31, 2008, our cash, cash equivalents and investments totaled $827.8 million, a decrease of $475.9 million from July 31, 2007. This decrease was due to the reclassification of $285.3 million in municipal auction rate securities to long-term investments (see “Auction Rate Securities” below) and to the factors described in “Statements of Cash Flows” below. Our primary source of liquidity has been cash from operations, which entails the collection of accounts receivable for products and services. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, debt service costs, repurchases of common stock and acquisitions of businesses.
In March 2007 we issued five-year and ten-year senior unsecured notes totaling $1 billion. We also have a $500 million unsecured revolving line of credit facility that is described later in this Item 7. To date we have not borrowed under the facility.
The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

	July 31,		July 31,		$	%
(Dollars in millions)	2008		2007		Change	Change

Cash, cash equivalents and investments	$827.8		$1,303.7		$(475.9)	(37%)
Long-term investments	288.3		—		288.3	NM
Long-term debt	998.0		997.8		0.2	0%
Working capital	306.3		791.8		(485.5)	(61%)
Ratio of current assets to current liabilities	1.2	: 1	1.7	: 1

NM = Not Meaningful
Auction Rate Securities
At July 31, 2008, we held $285.3 million in municipal auction rate securities. These securities are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 35 days. Due to a decrease in liquidity in the global credit markets, in February 2008 auctions began failing for the municipal auction rate securities we held. Regularly scheduled auctions for these securities have generally continued to fail since that time. When these auctions initially failed, higher interest rates for many of the securities went into effect. Of the total auction rate securities we held at July 31, 2008, the underlying assets of $220.7 million or 77% were student loans which are guaranteed by the U.S. Department of Education and $241.2 million or 85% were rated AAA/Aaa by the major credit rating agencies.
We estimated the fair values of the municipal auction rate securities we held at July 31, 2008 based on valuation reports from third parties and a discounted cash flow model that we prepared. Using the valuation reports from third parties and our discounted cash flow model we determined that the fair values of the municipal auction rate securities we held at July 31, 2008 were substantially equal to their par values. As a result, we recorded no decrease in the fair values of those securities for the twelve months then ended. Based on our ability and intent to hold these auction rate securities until liquidity returned to the market or they matured, we classified them as long-term investments on our balance sheet at July 31, 2008.
In August 2008 the broker-dealers for our auction rate securities announced settlements under which they may provide liquidity solutions for, or purchase, the auction rate securities held by their institutional clients. Details of the agreements are still being finalized.
Based on our expected operating cash flows and our other sources of cash, we do not believe that the reduction in liquidity of our municipal auction rate securities will have a material impact on our overall ability to meet our liquidity needs.
Statements of Cash Flows
The following table summarizes selected items from our statements of cash flows for fiscal 2008, 2007 and 2006. See the financial statements in Item 8 for complete statements of cash flows for those periods.

	Fiscal	Fiscal	Fiscal
(In millions)	2008	2007	2006

Net cash provided by operating activities of continuing operations	$830.2	$726.8	$595.5
Net income from continuing operations	477.5	441.1	377.4
Depreciation	116.6	94.2	94.2
Amortization	99.9	64.4	32.5
Share-based compensation	113.3	77.3	71.4

Net cash used in investing activities of continuing operations	(86.1)	(1,412.5)	(210.0)
Acquisitions of businesses, net of cash acquired	(264.5)	(1,271.8)	(42.2)
Net liquidation (purchases) of available-for-sale debt securities	347.9	59.8	(111.1)
Purchases of property and equipment	(261.9)	(104.9)	(44.5)
Capitalization of internal use software	(44.2)	(48.3)	(37.6)

Net cash provided by (used in) financing activities	(586.5)	733.9	(478.8)
Issuance of long-term debt, net of discounts	—	997.8	—
Purchase of treasury stock	(800.0)	(506.8)	(784.2)
Net proceeds from issuance of common stock	194.7	211.4	279.3

Net cash provided by discontinued operations	(0.8)	19.8	185.9

Net increase in cash and cash equivalents	158.1	75.6	95.8

Operating Activities
During fiscal 2008 we generated $830.2 million in cash from our continuing operations. This included net income from continuing operations of $477.5 million, adjustments for depreciation and amortization of $216.5 million, and an adjustment for share-based compensation of $113.3 million. Depreciation expense increased in fiscal 2008 compared with fiscal 2007 due in part to the amortization of leasehold improvements for new office facilities that we occupied in early fiscal 2008. Amortization expense increased in the same period primarily due to our February 2007 acquisition of Digital Insight. Share-based compensation increased in fiscal 2008 compared with fiscal 2007 due to our broad use of restricted stock units in addition to stock options. During fiscal 2007 we generated $726.8 million in cash from our continuing operations. This included net income from continuing operations of $441.1 million, adjustments for depreciation and amortization of $158.6 million, and an adjustment for share-based compensation of $77.3 million. Amortization expense increased in fiscal 2007 compared with fiscal 2006 due to our February 2007 acquisition of Digital Insight. During fiscal 2006 we generated $595.5 million in cash from our continuing operations. This included net income from continuing operations of $377.4 million, adjustments for depreciation and amortization of $126.7 million, and an adjustment for share-based compensation of $71.4 million.
Investing Activities
Investing activities used $86.1 million in cash during fiscal 2008, including $264.5 million for acquisitions of businesses (primarily Homestead and ECHO) and $306.1 million for capital expenditures, partially offset by the receipt of $347.9 million from sales of investments and the receipt of $132.0 million from the sale of our Intuit Distribution Management Solutions business and certain outsourced payroll assets. Investing activities used $1.4 billion in cash during fiscal 2007, including $1.3 billion for the acquisition of Digital Insight and $153.2 million for capital expenditures. Investing activities used $210.0 million in cash during fiscal 2006, including $111.1 million for purchases of investments and $82.1 million in cash for capital expenditures.
Our capital expenditures increased from a total of $153.2 million in fiscal 2007 to a total of $306.1 million in fiscal 2008. This increase in capital expenditures was related to investments in a new data center and expansion of office capacity to support the expected growth in our business. We expect total capital expenditures to decrease to approximately $200 million in fiscal 2009.
Financing Activities
We used $586.5 million in cash for financing activities during fiscal 2008, including $800 million for the repurchase of common stock under our stock repurchase programs partially offset by $194.7 million from the issuance of common stock under employee stock plans. Financing activities provided $733.9 million during fiscal 2007, including $1 billion from the issuance of senior notes and $211.4 million from the issuance of common stock under employee stock plans, partially offset by the use of $506.8 million for the repurchase of common stock. We used $478.8 million in cash for financing activities during fiscal 2006, including $784.2 million for the repurchase of common stock under our stock repurchase programs partially offset by $279.3 million from the issuance of common stock under employee stock plans.
Stock Split
On July 6, 2006 we implemented a two-for-one stock split in the form of a 100% stock dividend. All share and per share figures in this Item 7 and in the statements of operations and notes to the financial statements in Item 8 retroactively reflect this stock split.
Stock Repurchase Programs
Our Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. During fiscal 2008, 2007 and 2006 we repurchased 27.2 million, 17.1 million and 31.0 million shares of our common stock for $800.0 million, $506.6 million and $784.2 million under our repurchase programs. From the inception of these programs in May 2001 through the end of fiscal 2008, we repurchased 185.9 million shares of our common stock for $4.6 billion. At July 31, 2008, we had authorization from our Board to expend up to $600 million for stock repurchases through May 15, 2011.
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
Based on past performance and current expectations, we believe that our cash and cash equivalents, investments and cash generated from operations will be sufficient to meet anticipated seasonal working capital needs, capital expenditure requirements, contractual obligations, commitments and other liquidity requirements associated with our operations for at least the next 12 months. As discussed above in this Item 7 under “Auction Rate Securities,” we do not believe that the reduction in the liquidity of our municipal auction rate securities will have a material impact on our overall ability to meet our liquidity needs.
Off-Balance Sheet Arrangements
At July 31, 2008, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
The following table summarizes our known contractual obligations to make future payments at July 31, 2008:

	Payments Due by Period
	Less than	1-3	3-5	More than
(In millions)	1 year	years	years	5 years	Total

Amounts due under executive deferred compensation plan	$38.2	$—	$—	$—	$38.2
Senior unsecured notes	—	—	500.0	500.0	1,000.0
Interest and fees due on long-term obligations	55.8	112.5	84.9	115.0	368.2
Capital lease obligations	0.4	0.5	—	—	0.9
Operating leases (1)	52.1	101.6	81.4	140.2	375.3
Purchase obligations (2)	55.0	41.7	2.7	—	99.4

Total contractual obligations (3)	$201.5	$256.3	$669.0	$755.2	$1,882.0

(1)	Includes our lease on Woodland Hills, California office space that is currently under construction by the landlord. See Item 2, “Properties.”

(2)	Represents agreements to purchase products and services that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payments.

(3)	Excludes $47.9 million of non-current uncertain tax benefits under FIN 48, which are included in other long-term obligations on our balance sheet at July 31, 2008. We have not included this amount in the table above because we cannot make a reasonably reliable estimate regarding the timing of settlements with taxing authorities, if any.

Innovative Merchant Solutions Loan and Buyout Commitments
In April 2005 our wholly owned subsidiary, Innovative Merchant Solutions (IMS), became a member of Superior Bankcard Services, LLC (SBS), a newly formed entity that acquires merchant accounts for IMS. In connection with the formation of this entity IMS agreed to provide to SBS revolving loans in an amount of up to $24.5 million under the terms of a credit agreement. In June 2006 IMS entered into an amendment to the credit agreement to increase the amount of funds IMS may loan under that agreement to $40.0 million. The credit agreement expires in July 2013, although certain events, such as a sale of SBS, can trigger earlier termination. Amounts outstanding under the agreement at July 31, 2008 totaled $8.5 million at interest rates of 6.0% to 8.5%. Amounts outstanding under the agreement at July 31, 2007 totaled $11.2 million at an interest rate of 9.25%. There are no scheduled repayments on the outstanding loan balance. All unpaid principal amounts and the related accrued interest are due and payable in full at the loan expiration date.
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
FSP SFAS 142-3, “Determination of the Useful Life of Intangible Assets”
In April 2008 the FASB issued FASB Staff Position (FSP) SFAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” This new staff position is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations.” FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008, which means that it will be effective for our fiscal year beginning August 1, 2009. We are in the process of evaluating this staff position and therefore have not yet determined the impact that adoption of FSP SFAS 142-3 will have on our financial position, results of operations or cash flows.

ITEM 7A
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Investment Portfolio
Our investments consist of instruments that meet quality standards that are consistent with our investment policy. This policy specifies that, except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market funds, we diversify our investments by limiting our holdings with any individual issuer. We do not hold derivative financial instruments in our portfolio of investments.
See Note 2 to the financial statements in Item 8, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” in Item 7; and “Risk Factors” in Item 1A of this Annual Report on Form 10-K for a description of market events that have affected the liquidity of certain municipal auction rate securities that we held at July 31, 2008.
The following table presents our portfolio of cash equivalents and available-for-sale debt securities as of July 31, 2008 by stated maturity. The table is classified by the original maturity date listed on the security and includes cash equivalents, which consist primarily of money market funds. At July 31, 2008, the weighted average interest rate earned on our money market accounts was 2.73% and the weighted average tax adjusted interest rate earned on our investments was 6.03%.

	Years Ending July 31,
						2014 and
(In thousands)	2009	2010	2011	2012	2013	Thereafter	Total

Cash equivalents	$382,702	$—	$—	$—	$—	$—	$382,702
Investments	109,562	193,444	10,402	1,992	1,251	97,842	414,493
Long-term investments	—	14,700	—	—	—	270,625	285,325

Total	$492,264	$208,144	$10,402	$1,992	$1,251	$368,467	$1,082,520

Interest Rate Risk
Our cash equivalents and investments are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents and investments and the value of those investments. Should the Federal Reserve Target Rate increase by 25 basis points from the level of July 31, 2008, the value of our investments would decline by approximately $1.1 million. Should interest rates increase by 100 basis points from the level of July 31, 2008, the value of our investments would decline by approximately $4.4 million.
We are also exposed to the impact of changes in interest rates as they affect our $500 million revolving credit facility. Advances under the credit facility accrue interest at rates that are equal to Citibank’s base rate or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.18% to 0.575% based on our senior debt credit ratings. Consequently, our interest expense would fluctuate with changes in the general level of these interest rates if we were to borrow any amounts under the credit facility. At July 31, 2008, no amounts were outstanding under the credit facility.
On March 12, 2007 we issued $500 million of 5.40% senior unsecured notes due on March 15, 2012 and $500 million of 5.75% senior unsecured notes due on March 15, 2017. Since these senior notes bear interest at fixed rates, they are not subject to market risk due to changes in interest rates.
Impact of Foreign Currency Rate Changes
The functional currencies of our international operating subsidiaries are the local currencies. We translate the assets and liabilities of our foreign subsidiaries at the exchange rates in effect on the balance sheet date. We translate their revenue, costs and expenses at the average rates of exchange in effect during the period. We include translation gains and losses in the stockholders’ equity section of our balance sheet. We include net gains and losses resulting from foreign exchange transactions in interest and other income in our statements of operations.
Since we translate foreign currencies (primarily Canadian dollars, British pounds and Indian rupees) into U.S dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant primarily because our global subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of July 31, 2008 we did not engage in foreign currency hedging activities.

ITEM 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
1.	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Report:
2.	INDEX TO FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements:

Schedule	Page

II Valuation and Qualifying Accounts	106
All other schedules not listed above have been omitted because they are inapplicable or are not required.

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Intuit Inc.
We have audited the accompanying consolidated balance sheets of Intuit Inc. as of July 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These financial statements and schedule are the responsibility of Intuit Inc.’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intuit Inc. at July 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 11 to the consolidated financial statements, effective August 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No 109.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Intuit Inc.’s internal control over financial reporting as of July 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 11, 2008 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
San Jose, California
September 11, 2008

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Intuit Inc.
We have audited Intuit Inc.’s internal control over financial reporting as of July 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Intuit Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Intuit Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the fiscal 2008 consolidated financial statements of Intuit Inc. and our report dated September 11, 2008 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
San Jose, California
September 11, 2008

INTUIT INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended July 31,
(In thousands, except per share amounts)	2008	2007	2006

Net revenue:
Product	$1,496,655	$1,447,392	$1,335,430
Service and other	1,574,319	1,225,555	957,580

Total net revenue	3,070,974	2,672,947	2,293,010

Costs and expenses:
Cost of revenue:
Cost of product revenue	154,147	169,101	165,949
Cost of service and other revenue	414,100	309,419	232,588
Amortization of purchased intangible assets	56,011	30,926	8,785
Selling and marketing	859,647	742,368	657,588
Research and development	605,818	472,516	385,795
General and administrative	294,966	291,083	267,233
Acquisition-related charges	35,518	19,964	9,478

Total costs and expenses	2,420,207	2,035,377	1,727,416

Operating income from continuing operations	650,767	637,570	565,594
Interest expense	(52,290)	(27,091)	—
Interest and other income	46,520	52,689	43,023
Gains on marketable equity securities and other investments, net	1,417	1,568	7,629
Gain on sale of outsourced payroll assets	51,571	31,676	—

Income from continuing operations before income taxes	697,985	696,412	616,246
Income tax provision	245,579	251,607	234,592
Minority interest expense, net of tax	1,656	1,337	691

Net income from continuing operations	450,750	443,468	380,963
Net income (loss) from discontinued operations	26,012	(3,465)	36,000

Net income	$476,762	$440,003	$416,963

Basic net income per share from continuing operations	$1.37	$1.29	$1.10
Basic net income (loss) per share from discontinued operations	0.08	(0.01)	0.10

Basic net income per share	$1.45	$1.28	$1.20

Shares used in basic per share amounts	328,545	342,637	347,854

Diluted net income per share from continuing operations	$1.33	$1.25	$1.06
Diluted net income (loss) per share from discontinued operations	$0.08	(0.01)	0.10

Diluted net income per share	$1.41	$1.24	$1.16

Shares used in diluted per share amounts	339,268	355,815	360,471

See accompanying notes.

INTUIT INC.
CONSOLIDATED BALANCE SHEETS

	July 31,
(In thousands, except par value)	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$413,340	$255,201
Investments	414,493	1,048,470
Accounts receivable, net of allowance for doubtful accounts of $15,636 and $15,248	127,230	131,691
Income taxes receivable	60,564	54,178
Deferred income taxes	101,730	84,682
Prepaid expenses and other current assets	45,457	54,854
Current assets of discontinued operations	—	8,515

Current assets before funds held for customers	1,162,814	1,637,591
Funds held for customers	610,748	314,341

Total current assets	1,773,562	1,951,932

Long-term investments	288,310	—
Property and equipment, net	507,499	298,396
Goodwill	1,698,087	1,517,036
Purchased intangible assets, net	273,087	292,884
Long-term deferred income taxes	52,491	72,066
Other assets	73,548	67,501
Long-term assets of discontinued operations	—	52,211

Total assets	$4,666,584	$4,252,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$115,198	$119,799
Accrued compensation and related liabilities	229,819	192,286
Deferred revenue	359,936	313,753
Income taxes payable	16,211	33,278
Other current liabilities	135,326	171,650
Current liabilities of discontinued operations	—	15,002

Current liabilities before customer fund deposits	856,490	845,768
Customer fund deposits	610,748	314,341

Total current liabilities	1,467,238	1,160,109

Long-term debt	997,996	997,819
Other long-term obligations	121,489	57,756

Total liabilities	2,586,723	2,215,684

Commitments and contingencies
Minority interest	6,907	1,329

Stockholders’ equity:
Preferred stock, $0.01 par value	—	—
Authorized - 1,345 shares total; 145 shares designated Series A; 250 shares designated Series B Junior Participating
Issued and outstanding - None
Common stock, $0.01 par value	3,226	3,391
Authorized - 750,000 shares
Issued and outstanding - 322,600 shares at July 31, 2008 and 339,157 shares at July 31, 2007
Additional paid-in capital	2,404,523	2,247,755
Treasury stock, at cost	(2,786,499)	(2,207,114)
Accumulated other comprehensive income	7,722	6,096
Retained earnings	2,443,982	1,984,885

Total stockholders’ equity	2,072,954	2,035,013

Total liabilities and stockholders’ equity	$4,666,584	$4,252,026

See accompanying notes.

INTUIT INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-In	Treasury	Deferred	Comprehensive	Retained	Stockholders’
(Dollars in thousands)	Shares	Amount	Capital	Stock	Compensation	Income	Earnings	Equity

Balance at July 31, 2005	179,270,062	$1,793	$1,976,161	$(1,557,833)	$(16,283)	$174	$1,291,487	$1,695,499
Reclassification of deferred compensation balance upon adoption of SFAS 123(R)	—	—	(16,283)	—	16,283	—	—	—
Components of comprehensive income:
Net income	—	—	—	—	—	—	416,963	416,963
Other comprehensive income, net of tax	—	—	—	—	—	910	—	910

Comprehensive net income								417,873
Issuance of common stock under employee stock plans - pre-split	8,098,645	81	—	374,814	—	—	(104,090)	270,805
Stock repurchases under stock repurchase programs - pre-split	(15,507,013)	(155)	—	(784,031)	—	—	—	(784,186)
Tax benefit from employee stock option transactions	—	—	57,956	—	—	—	—	57,956
Share-based compensation (1)	186	—	71,638	—	—	—	—	71,638
Stock split effected in the form of a 100% stock dividend	171,861,694	1,719	—	—	—	—	(1,719)	—
Issuance of common stock upon exercise of options and other - post-split	447,205	4	—	23,014	—	—	(14,517)	8,501

Balance at July 31, 2006	344,170,779	3,442	2,089,472	(1,944,036)	—	1,084	1,588,124	1,738,086
Components of comprehensive income:
Net income	—	—	—	—	—	—	440,003	440,003
Other comprehensive income, net of tax	—	—	—	—	—	5,012	—	5,012

Comprehensive net income								445,015
Issuance of common stock under employee stock plans	12,013,581	119	12,452	242,168	—	—	(41,907)	212,832
Restricted stock units released, net of taxes	61,904	1	(1,462)	1,334	—	—	(1,335)	(1,462)
Assumed vested stock options from purchase acquisitions	—	—	13,898	—	—	—	—	13,898
Stock repurchases under stock repurchase programs	(17,083,600)	(171)	—	(506,422)	—	—	—	(506,593)
Repurchase of vested restricted stock	(5,362)	—	—	(158)	—	—	—	(158)
Tax benefit from employee stock option transactions	—	—	56,081	—	—	—	—	56,081
Share-based compensation (2)	—	—	77,314	—	—	—	—	77,314

Balance at July 31, 2007	339,157,302	3,391	2,247,755	(2,207,114)	—	6,096	1,984,885	2,035,013
Components of comprehensive income:
Net income	—	—	—	—	—	—	476,762	476,762
Other comprehensive income, net of tax	—	—	—	—	—	1,626	—	1,626

Comprehensive net income								478,388
Issuance of common stock under employee stock plans	10,266,359	102	—	213,519	—	—	(10,838)	202,783
Restricted stock units released, net of taxes	347,251	4	(8,122)	6,823	—	—	(6,827)	(8,122)
Issuance of restricted stock units pursuant to Management Stock Purchase Plan	—	—	2,284	—	—	—	—	2,284
Assumed vested stock options from purchase acquisitions	—	—	11,096	—	—	—	—	11,096
Stock repurchases under stock repurchase programs	(27,171,082)	(271)	—	(799,727)	—	—	—	(799,998)
Tax benefit from employee stock option transactions	—	—	38,226	—	—	—	—	38,226
Share-based compensation (3)	—	—	113,284	—	—	—	—	113,284

Balance at July 31, 2008	322,599,830	$3,226	$2,404,523	$(2,786,499)	$—	$7,722	$2,443,982	$2,072,954

(1)	Includes $70,340 for continuing operations and $1,298 for discontinued operations.

(2)	Includes $76,313 for continuing operations and $1,001 for discontinued operations.

(3)	Includes $113,238 for continuing operations and $46 for discontinued operations.
See accompanying notes.

INTUIT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended July 31,
(In thousands)	2008	2007	2006
Cash flows from operating activities:
Net income	$476,762	$440,003	$416,963
Net (income) loss from discontinued operations (1)	755	1,140	(39,533)

Net income from continuing operations (1)	477,517	441,143	377,430
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation	116,572	94,175	94,237
Amortization of intangible assets	99,891	64,353	32,502
Share-based compensation	113,284	77,314	71,361
Net gains on marketable equity securities and other investments	(1,417)	(1,568)	(7,629)
Gain on sale of outsourced payroll assets	(51,571)	(31,676)	—
Gain on sale of Intuit Distribution Management Solutions	(45,667)	—	—
Deferred income taxes	60,550	(39,200)	(18,943)
Tax benefit from share-based compensation plans	38,226	56,081	57,956
Excess tax benefit from share-based compensation plans	(20,764)	(30,913)	(26,981)
Other	13,612	6,212	2,630

Subtotal	800,233	635,921	582,563

Changes in operating assets and liabilities:
Accounts receivable	11,427	(3,913)	(10,981)
Prepaid expenses, income taxes and other current assets	(14,360)	1,600	(2,912)
Accounts payable	(17,504)	18,574	4,256
Accrued compensation and related liabilities	28,508	3,641	26,438
Deferred revenue	47,472	23,250	18,656
Income taxes payable	(15,147)	(1,202)	(6,276)
Other liabilities	(10,439)	48,889	(16,284)

Total changes in operating assets and liabilities	29,957	90,839	12,897

Net cash provided by operating activities of continuing operations (1)	830,190	726,760	595,460
Net cash provided by operating activities of discontinued operations (1)	—	—	14,090

Net cash provided by operating activities	830,190	726,760	609,550

Cash flows from investing activities:
Purchases of available-for-sale debt securities	(934,335)	(2,466,642)	(1,636,765)
Sales of available-for-sale debt securities	1,045,321	1,997,825	1,388,216
Maturities of available-for-sale debt securities	236,895	528,647	137,440
Net change in funds held for customers’ money market funds and other cash equivalents	(290,462)	(51,242)	539
Purchases of property and equipment	(261,901)	(104,922)	(44,522)
Capitalization of internal use software	(44,226)	(48,335)	(37,552)
Net change in customer fund deposits	290,462	(42,958)	(539)
Acquisitions of businesses and intangible assets, net of cash acquired	(264,525)	(1,271,791)	(42,231)
Cash received from acquirer of outsourced payroll assets	34,883	54,900	—
Proceeds from divestiture of businesses	97,147	—	23,169
Other	4,691	(7,958)	2,248

Net cash used in investing activities of continuing operations (1)	(86,050)	(1,412,476)	(209,997)
Net cash provided by (used in) investing activities of discontinued operations (1)	(755)	19,849	171,833

Net cash used in investing activities	(86,805)	(1,392,627)	(38,164)

Cash flows from financing activities:
Proceeds from bridge credit facility	—	1,000,000	—
Retirement of bridge credit facility	—	(1,000,000)	—
Issuance of long-term debt, net of discounts	—	997,755	—
Net proceeds from issuance of common stock under stock plans	194,661	211,370	279,306
Purchases of treasury stock	(799,998)	(506,751)	(784,186)
Excess tax benefit from share-based compensation plans	20,764	30,913	26,981
Issuance of restricted stock units pursuant to Management Stock Purchase Plan	2,284	—	—
Other	(4,220)	573	(923)

Net cash provided by (used in) financing activities	(586,509)	733,860	(478,822)

Effect of exchange rates on cash and cash equivalents	1,263	7,607	3,195

Net increase in cash and cash equivalents	158,139	75,600	95,759
Cash and cash equivalents at beginning of period	255,201	179,601	83,842

Cash and cash equivalents at end of period	$413,340	$255,201	$179,601

Supplemental disclosure of cash flow information:
Interest paid	$56,481	$6,196	$—

Income taxes paid	$185,549	$221,701	$228,282

Increases in property and equipment and in other liabilities in connection with leasehold improvement additions that were directly funded by landlord allowances under certain operating leases	$4,926	$24,478	$353

(1)	We have segregated the cash flows of our ITS discontinued operations on these statements of cash flows. Because the cash flows of our IDMS discontinued operations were not material for any period presented, we have not segregated the cash flows of that business on these statements of cash flows. See Note 7 to the financial statements.
See accompanying notes.

INTUIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Description of Business
Intuit Inc. provides business and financial management solutions for small and medium sized businesses, financial institutions, consumers, and accounting professionals. Our flagship software products and services, including QuickBooks, Quicken and TurboTax, simplify small business management and payroll processing, personal finance, and tax preparation and filing. Lacerte and ProSeries are Intuit’s tax preparation offerings for professional accountants. Our financial institutions division, anchored by Digital Insight, provides outsourced online banking services to banks and credit unions. Founded in 1983 and headquartered in Mountain View, California, we sell our products and services primarily in the United States.
Basis of Presentation
These consolidated financial statements include the financial statements of Intuit and its wholly owned subsidiaries. We have eliminated all significant intercompany balances and transactions in consolidation. We have reclassified certain amounts previously reported in our financial statements to conform to the current presentation, including amounts related to discontinued operations and reportable segments.
These consolidated financial statements also include the financial position, results of operations and cash flows of Superior Bankcard Services, LLC (SBS), an entity formed in April 2005 that acquires merchant accounts for our Innovative Merchant Solutions (IMS) business. IMS provides merchant services to small businesses that include credit card, debit card and other payment processing services. At July 31, 2008 and 2007, SBS had total assets of $12.8 million and $14.8 million. SBS had total revenue of $17.6 million, $13.5 million and $7.1 million for the twelve months ended July 31, 2008, 2007 and 2006. We are allocated 51% of the earnings and losses of this entity and 100% of the losses in excess of the minority interest capital balances. We therefore eliminate the portion of the SBS financial results that pertain to the minority interests on a separate line in our statements of operations and on our balance sheets. The operating agreement of SBS requires that, no later than July 2009, either IMS agree to purchase the minority members’ interests in SBS at a price to be set by negotiation or arbitration, or IMS and the minority members pursue a sale of their interests in SBS to a third party. See Note 10.
In February 2007 we acquired Digital Insight Corporation for a total purchase price of approximately $1.34 billion. In December 2007 we acquired Homestead Technologies Inc. for total consideration of approximately $170 million and in February 2008 we acquired Electronic Clearing House, Inc. for a total purchase price of approximately $131 million. Accordingly, we have included the results of operations for these companies in our consolidated results of operations from their respective dates of acquisition. See Note 6.
As discussed in Note 7, in August 2007 we sold our Intuit Distribution Management Solutions (IDMS) business and in December 2005 we sold our Intuit Information Technology Solutions (ITS) business. Accordingly, we have reclassified our financial statements for all periods prior to the sales to reflect IDMS and ITS as discontinued operations. Unless noted otherwise, discussions in these notes pertain to our continuing operations.
On July 6, 2006 we implemented a two-for-one stock split in the form of a 100% stock dividend. All share and per share figures in the statements of operations and the notes to the financial statements retroactively reflect this stock split.
Seasonality
Our QuickBooks, Consumer Tax and Accounting Professionals businesses are highly seasonal. Some of our other offerings are also seasonal, but to a lesser extent. Revenue from our QuickBooks software products tends to be highest during our second and third fiscal quarters, although the timing of new product releases or changes in our offerings can materially shift revenue between quarters. Sales of income tax preparation products and services are heavily concentrated in the period from November through April. These seasonal patterns mean that our total net revenue is usually highest during our second quarter ending January 31 and third quarter ending April 30. We typically report losses in our first quarter ending October 31 and fourth quarter ending July 31, when revenue from our tax businesses is minimal while operating expenses continue at relatively consistent levels.
Use of Estimates
We make estimates and assumptions that affect the amounts reported in the financial statements and the disclosures made in the accompanying notes. For example, we use estimates in determining the appropriate levels of reserves for product returns and rebates, the collectibility of accounts receivable, the appropriate levels of various accruals, the amount of our worldwide tax provision and the realizability of deferred tax assets. We also use estimates in determining the remaining economic lives and carrying values of purchased intangible assets (including goodwill), property and equipment, and other long-lived assets. In addition, we use assumptions to estimate the fair value of share-based compensation. Despite our intention to establish accurate estimates and use reasonable assumptions, actual results may differ from our estimates.
Revenue Recognition
We derive revenue from the sale of packaged software products, license fees, software subscriptions, product support, hosting services, payroll services, merchant services, professional services, transaction fees and multiple element arrangements that may include any combination of these items. We recognize revenue for software products and related services in accordance with the American Institute of Certified Public Accountants’ Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as modified by SOP 98-9. For other offerings, we follow Staff Accounting Bulletin No. 104, “Revenue Recognition.” We recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collectibility is probable.
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
We offer several technical support plans and recognize support revenue over the life of the plans. Service revenue also includes Web services such as QuickBooks Online and TurboTax Online, and electronic tax filing services in both our Consumer Tax and Accounting Professionals segments. Service revenue for electronic payment processing services that we provide to merchants is recorded net of interchange fees charged by credit card associations because we do not control these fees. Finally, service revenue includes revenue from consulting and training services, primarily in our Intuit Real Estate Solutions business. We generally recognize revenue as these services are performed, provided that we have no other remaining obligations to these customers and that the services performed are not essential to the functionality of delivered products and services.
We recognize revenue from our outsourced online banking services for financial institutions, for which we host our customers’ Internet banking and business banking applications, in two ways. Revenue earned for upfront fees for implementation services is recognized ratably over the greater of the initial life of the customer contract or the estimated life of the customer service relationship, which is approximately seven years. Revenue and amounts billed for recurring monthly services are earned as services are performed.
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
In situations where VSOE exists for all elements (delivered and undelivered), we allocate the total revenue to be earned under the arrangement among the various elements, based on their relative fair value. For arrangements where VSOE exists only for the undelivered elements, we defer the full fair value of the undelivered elements and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. If VSOE does not exist for an undelivered service element, we recognize the revenue from the entire arrangement as the services are delivered. If VSOE does not exist for undelivered elements that are specified products or features, we defer revenue until the earlier of the delivery of all elements or the point at which we determine VSOE for these undelivered elements.
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
Shipping and Handling
We record the amounts we charge our customers for the shipping and handling of our software products as product revenue and we record the related costs as cost of product revenue in our statements of operations. Product revenue from shipping and handling was not significant for the twelve months ended July 31, 2008, 2007 or 2006.

Customer Service and Technical Support
We include the costs of providing customer service under paid technical support contracts on the cost of service and other revenue line in our statements of operations. We include customer service and free technical support costs on the sales and marketing expense line in our statements of operations. Customer service and technical support costs include costs associated with performing order processing, answering customer inquiries by telephone and through Web sites, e-mail and other electronic means, and providing free technical support assistance to customers. In connection with the sale of certain products, we provide a limited amount of free technical support assistance to customers. We do not defer the recognition of any revenue associated with sales of these products, since the cost of providing this free technical support is insignificant. The technical support is generally provided within one year after the associated revenue is recognized and free product enhancements are minimal and infrequent. We accrue the estimated cost of providing this free support upon product shipment.
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
Advertising
We expense advertising costs as we incur them. We recorded advertising expense of approximately $120.6 million, $94.9 million and $64.5 million for the twelve months ended July 31, 2008, 2007 and 2006.
Leases
We review all leases for capital or operating classification at their inception under the guidance of SFAS 13, “Accounting for Leases,” as amended. We use our incremental borrowing rate in the assessment of lease classification and define the initial lease term to include the construction build-out period but to exclude lease extension periods. We conduct our operations primarily under operating leases. For leases that contain rent escalations, we record the total rent payable during the lease term, as defined above, on a straight-line basis over the term of the lease. We record the difference between the rents paid and the straight-line rent in a deferred rent account in other current liabilities or other long-term obligations, as appropriate, on our balance sheets.
In accordance with FASB Technical Bulletin (FTB) No. 88-1, “Issues Relating to Accounting for Leases,” we record landlord allowances as deferred rent liabilities in other current liabilities or other long-term obligations, as appropriate, on our balance sheets. We record landlord cash incentives as operating activity on our statements of cash flows. We record other landlord allowances as non-cash investing and financing activities on our statements of cash flows. Also in accordance with FTB 88-1, we classify the amortization of landlord allowances as a reduction of occupancy expense in our statements of operations.

Capitalization of Interest Expense
In accordance with SFAS 34, “Capitalization of Interest Cost,” we capitalize interest on capital projects, including facilities build-out projects and internal use computer software projects. Capitalization commences with the first expenditure for the project and continues until the project is substantially complete and ready for its intended use. We amortize capitalized interest to depreciation expense using the straight-line method over the same lives as the related assets. Capitalized interest was not significant for the twelve months ended July 31, 2008, 2007 or 2006.
Foreign Currency
The functional currencies of our international operating subsidiaries are the local currencies. We translate the assets and liabilities of our foreign subsidiaries at the exchange rates in effect on the balance sheet date. We translate their revenue, costs and expenses at the average rates of exchange in effect during the period. We include translation gains and losses in the stockholders’ equity section of our balance sheet. We include net gains and losses resulting from foreign exchange transactions in interest and other income in our statements of operations.
Income Taxes
When we prepare our financial statements, we estimate our income taxes based on the various jurisdictions where we conduct business. Significant judgment is required in determining our worldwide income tax provision. We estimate our current tax liability and assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our balance sheet. We must then assess the likelihood that our deferred tax assets will be realized. To the extent we believe that realization is not likely, we establish a valuation allowance. When we establish a valuation allowance or increase this allowance in an accounting period, we record a corresponding tax expense in our statement of operations.
We review the need for a valuation allowance to reflect uncertainties about whether we will be able to utilize some of our deferred tax assets before they expire. The valuation allowance analysis is based on our estimates of taxable income for the jurisdictions in which we operate and the periods over which our deferred tax assets will be realizable. While we have considered future taxable income in assessing the need for a valuation allowance for the periods presented, we could be required to record a valuation allowance to take into account additional deferred tax assets that we may be unable to realize. An increase in the valuation allowance would have an adverse impact, which could be material, on our income tax provision and net income in the period in which we record the increase.
We adopted FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” on August 1, 2007. As a result of our adoption of FIN 48 we recognize and measure benefits for uncertain tax positions accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not of being sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Significant judgment is required to evaluate uncertain tax positions. We evaluate our uncertain tax positions on a quarterly basis. Our evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our income tax expense in the period in which we make the change, which could have a material impact on our effective tax rate and operating results.

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

The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Twelve Months Ended July 31,
(In thousands, except per share amounts)	2008	2007	2006

Numerator:
Net income from continuing operations	$450,750	$443,468	$380,963
Net income (loss) from discontinued operations	26,012	(3,465)	36,000

Net income	$476,762	$440,003	$416,963

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	328,545	342,637	347,854

Shares used in diluted per share amounts:
Weighted average common shares outstanding	328,545	342,637	347,854
Dilutive common equivalent shares from stock options and restricted stock awards	10,723	13,178	12,617

Dilutive weighted average common shares outstanding	339,268	355,815	360,471

Basic and diluted net income per share:
Basic net income per share from continuing operations	$1.37	$1.29	$1.10
Basic net income (loss) per share from discontinued operations	0.08	(0.01)	0.10

Basic net income per share	$1.45	$1.28	$1.20

Diluted net income per share from continuing operations	$1.33	$1.25	$1.06
Diluted net income (loss) per share from discontinued operations	0.08	(0.01)	0.10

Diluted net income per share	$1.41	$1.24	$1.16

Weighted average stock options and restricted stock awards excluded from calculation due to anti-dilutive effect	18,419	10,652	15,593

Cash Equivalents and Investments
We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of AAA-rated money market funds in all periods presented. Investments consist of available-for-sale investment-grade debt securities that we carry at fair value. Long-term investments consist primarily of municipal auction rate securities that we carry at fair value. Due to a decrease in liquidity in the global credit markets, we estimate the fair values of these municipal auction rate securities based on valuation reports from third parties and a discounted cash flow model that we prepare. See Note 2. Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market funds, we diversify our investments by limiting our holdings with any individual issuer.
We use the specific identification method to compute gains and losses on investments. We include unrealized gains and losses on investments, net of tax, in the stockholders’ equity section of our balance sheet. We generally classify available-for-sale debt securities as current assets based upon our ability and intent to use any and all of these securities as necessary to satisfy the significant short-term liquidity requirements that may arise from the highly seasonal nature of our businesses. Because of our significant business seasonality, stock repurchase programs and acquisition opportunities, cash flow requirements may fluctuate dramatically from quarter to quarter and require us to use a significant amount of the investments held as available-for-sale securities.
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
Funds Held for Customers and Customer Fund Deposits
Funds held for customers at July 31, 2008 and 2007 represent cash held on behalf of our payroll, payments and financial institutions customers that is invested in cash and cash equivalents. Customer fund deposits consist of amounts we owe on behalf of our payroll, payments and financial institutions customers, such as direct deposit payroll funds and payroll taxes.
Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation. We calculate depreciation using the straight-line method over the estimated useful lives of the assets, which range from two to 30 years. We amortize leasehold improvements using the straight-line method over the lesser of their estimated useful lives or remaining lease terms. We include the amortization of assets that are recorded under capital leases in depreciation expense.
Goodwill, Purchased Intangible Assets and Other Long-Lived Assets
We record goodwill when the purchase price of net tangible and intangible assets we acquire exceeds their fair value. We amortize the cost of identified intangible assets on a straight-line basis over periods ranging from three to eight years.
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

Share-Based Compensation Plans
We account for share-based compensation using the fair value recognition provisions of SFAS 123(R), “Share-Based Payment.” We estimate the fair value of stock options granted using a lattice binomial model and a multiple option award approach. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. We amortize the fair value of stock options on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. We value restricted stock units using the intrinsic value method. We amortize the value of restricted stock units on a straight-line basis over the restriction period. See Note 12 for a description of our share-based employee compensation plans and the assumptions we use to calculate the fair value of share-based employee compensation.
Concentration of Credit Risk and Significant Customers and Suppliers
We operate in markets that are highly competitive and rapidly changing. Significant technological changes, shifting customer needs, the emergence of competitive products or services with new capabilities and other factors could negatively impact our operating results.
We are also subject to risks related to changes in the values of our significant balance of investments. Our portfolio of investments consists of investment-grade securities. Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market funds, we diversify our investments by limiting our holdings with any individual issuer.
We sell a significant portion of our products through third-party retailers and distributors. As a result, we face risks related to the collectibility of our accounts receivable. For example, at January 31, 2008, in the midst of the 2007 consumer tax season, amounts due from our 10 largest retailers and distributors represented approximately 49% of total gross accounts receivable. To appropriately manage this risk, we perform ongoing evaluations of customer credit and limit the amount of credit extended as we deem appropriate but generally do not require collateral. We maintain reserves for estimated credit losses and these losses have historically been within our expectations. However, since we cannot necessarily predict future changes in the financial stability of our customers, we cannot guarantee that our reserves will continue to be adequate. No customer accounted for 10% or more of total net revenue for the twelve months ended July 31, 2008, 2007 or 2006, nor did any customer account for 10% or more of accounts receivable at July 31, 2008 or 2007.
We rely primarily on one third-party vendor to perform the manufacturing and distribution functions for our retail desktop software products. We also have a key single-source vendor that prints and fulfills orders for all of our checks and most other products for our financial supplies business. While we believe that relying heavily on key vendors improves the efficiency and reliability of our business operations, relying on any one vendor for a significant aspect of our business can have a significant negative impact on our revenue and profitability if that vendor fails to perform at acceptable service levels for any reason, including financial difficulties of the vendor.
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
FSP SFAS 142-3, “Determination of the Useful Life of Intangible Assets”
In April 2008 the FASB issued FASB Staff Position (FSP) SFAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” This new staff position is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations.” FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008, which means that it will be effective for our fiscal year beginning August 1, 2009. We are in the process of evaluating this staff position and therefore have not yet determined the impact that adoption of FSP SFAS 142-3 will have on our financial position, results of operations or cash flows.

2. Cash and Cash Equivalents, Investments and Funds Held for Customers
The following table summarizes our cash and cash equivalents, investments and funds held for customers by balance sheet classification at the dates indicated.

	July 31, 2008		July 31, 2007
(In thousands)	Cost	Fair Value	Cost	Fair Value
Classification on balance sheets:
Cash and cash equivalents	$413,340	$413,340	$255,201	$255,201
Investments	412,075	414,493	1,048,643	1,048,470
Funds held for customers	610,748	610,748	314,341	314,341
Long-term investments	288,310	288,310	—	—

Total cash and cash equivalents, investments and funds held for customers	$1,724,473	$1,726,891	$1,618,185	$1,618,012

The following table summarizes our cash and cash equivalents, investments and funds held for customers by investment category at the dates indicated.

	July 31, 2008		July 31, 2007
(In thousands)	Cost	Fair Value	Cost	Fair Value
Type of issue:
Total cash and cash equivalents	$1,024,088	$1,024,088	$569,542	$569,542
Available-for-sale debt securities:
Corporate notes	7,163	7,163	—	—
Municipal bonds	330,436	332,534	442,269	442,095
Municipal auction rate securities	285,325	285,325	601,524	601,525
U.S. agency securities	74,476	74,796	—	—
Asset-backed securities	—	—	4,850	4,850

Total available-for-sale debt securities	697,400	699,818	1,048,643	1,048,470
Other long-term investments	2,985	2,985	—	—

Total cash and cash equivalents, investments and funds held for customers	$1,724,473	$1,726,891	$1,618,185	$1,618,012

We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income in the stockholders’ equity section of our balance sheets. Gross unrealized gains and losses on our available-for-sale debt securities were as follows at the dates indicated.

	July 31,	July 31,
(In thousands)	2008	2007

Gross unrealized gains	$2,482	$15
Gross unrealized losses	(64)	(188)

Net unrealized gains (losses)	$2,418	$(173)

The following table summarizes the fair value and gross unrealized losses related to 13 and 45 available-for-sale debt securities, aggregated by type of investment and length of time that individual securities had been in a continuous unrealized loss position, at July 31, 2008 and 2007.

	In a Loss Position for		In a Loss Position for
	Less Than 12 Months		12 Months or More		Total in a Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

At July 31, 2008:
Corporate notes	$3,151	$(9)	$—	$—	$3,151	$(9)
U.S. agency securities	14,964	(9)	—	—	14,964	(9)
Municipal bonds	29,484	(46)	—	—	29,484	(46)

Total	$47,599	$(64)	$—	$—	$47,599	$(64)

At July 31, 2007:
Municipal bonds	$217,304	$(185)	$3,005	$(3)	$220,309	$(188)

We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments that we held at July 31, 2008 were not other-than-temporarily impaired. While certain available-for-sale debt securities have fair values that are below cost, we believe that if the securities were held to maturity it is probable that principal and interest would be collected in accordance with contractual terms. We believe that the unrealized losses at July 31, 2008 are due to changes in interest rates and not due to increased credit risk.
We include realized gains and losses on our available-for-sale debt securities in interest and other income in our statements of operations. Gross realized gains and losses on our available-for-sale debt securities were as follows for the periods indicated:

	Twelve Months Ended July 31,
(In thousands)	2008	2007	2006

Gross realized gains	$463	$126	$12
Gross realized losses	(88)	(192)	(506)

Net realized gains (losses)	$375	$(66)	$(494)

At July 31, 2008, we held $285.3 million in municipal auction rate securities. These securities are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 35 days. Due to a decrease in liquidity in the global credit markets, in February 2008 auctions began failing for the municipal auction rate securities we held. Regularly scheduled auctions for these securities have generally continued to fail since that time. When these auctions initially failed, higher interest rates for many of the securities went into effect. Of the total auction rate securities we held at July 31, 2008, the underlying assets of $220.7 million or 77% were student loans which are guaranteed by the U.S. Department of Education and $241.2 million or 85% were rated AAA/Aaa by the major credit rating agencies.
We estimated the fair values of the municipal auction rate securities we held at July 31, 2008 based on valuation reports from third parties and a discounted cash flow model that we prepared. Key inputs to our discounted cash flow model included the current contractual interest rates; forward projections of the current contractual interest rates; the likely timing of principal repayments; the probability of full repayment considering guarantees by the U.S. Department of Education of the underlying student loans or insurance by other third parties; publicly available pricing data for recently issued student loan backed securities that are not subject to auctions; and the impact of the reduced liquidity for auction rate securities. Using the valuation reports from third parties and our discounted cash flow model we determined that the fair values of the municipal auction rate securities we held at July 31, 2008 were substantially equal to their par values. As a result, we recorded no decrease in the fair values of those securities for the twelve months then ended. Based on our ability and intent to hold these auction rate securities until liquidity returned to the market or they matured, we classified them as long-term investments on our balance sheet at July 31, 2008.
In August 2008 the broker-dealers for our auction rate securities announced settlements under which they may provide liquidity solutions, or purchase, the auction rate securities held by their institutional clients. Details of the agreements are still being finalized.
Based on our expected operating cash flows and our other sources of cash, we do not believe that the reduction in liquidity of our municipal auction rate securities will have a material impact on our overall ability to meet our liquidity needs.
The following table summarizes our available-for-sale debt securities classified by the stated maturity date of the security at the dates indicated.

	July 31, 2008		July 31, 2007
(In thousands)	Cost	Fair Value	Cost	Fair Value

Due within one year	$108,753	$109,562	$159,564	$159,488
Due within two years	207,157	208,144	25,856	25,808
Due within three years	10,379	10,402	14,700	14,700
Due after three years	371,111	371,710	848,523	848,474

Total available-for-sale debt securities	$697,400	$699,818	$1,048,643	$1,048,470

3. Property and Equipment
Property and equipment consisted of the following at the dates indicated:

	Life in	July 31,
(Dollars in thousands)	Years	2008	2007

Equipment	3-5	$400,111	$357,715
Computer software	3-5	310,789	275,949
Furniture and fixtures	3-5	55,590	41,906
Leasehold improvements	2-11	180,621	139,327
Land	N/A	3,463	3,760
Buildings	30	27,760	27,341
Capital in progress	N/A	213,735	62,743

		1,192,069	908,741
Less accumulated depreciation and amortization		(684,570)	(610,345)

Total property and equipment, net		$507,499	$298,396

Capital in progress consists primarily of costs related to internal use software projects and to facilities construction projects. The increase in the balance of total capital in progress between July 31, 2007 and July 31, 2008 relates primarily to construction costs for our new data center in Washington state, which we expect to begin occupying in the second half of fiscal 2009. As discussed in Note 1, “Software Development Costs,” we capitalize costs related to the development of computer software for internal use in accordance with SOP 98-1. We capitalized internal use software costs totaling $44.2 million, $48.3 million and $37.6 million for the twelve months ended July 31, 2008,

2007 and 2006. These amounts included capitalized labor costs of $16.1 million, $13.2 million and $13.7 million in those periods. Costs related to internal use software projects are included in the capital in progress category of property and equipment until project completion, at which time they are transferred to the computer software category and amortized on a straight-line basis over their useful lives, which are generally three to five years.
4. Goodwill and Purchased Intangible Assets
Goodwill
As discussed in Note 1, “Goodwill, Purchased Intangible Assets and Other Long-Lived Assets,” under current accounting rules goodwill is not amortized but is subject to annual impairment tests. Changes in the carrying value of goodwill by reportable segment during the twelve months ended July 31, 2008 and 2007 were as shown in the following table. Our reportable segments are described in Note 8.

	Balance	Goodwill	Foreign	Balance	Goodwill	Foreign	Balance
	July 31,	Acquired/	Currency	July 31,	Acquired/	Currency	July 31,
(In thousands)	2006	Adjusted	Translation	2007	Adjusted	Translation	2008

QuickBooks	$4,228	$50,405	$—	$54,633	$98,894	$—	$153,527
Payroll and Payments	249,688	—	—	249,688	82,492	—	332,180
Consumer Tax	30,041	—	—	30,041	—	—	30,041
Accounting Professionals	90,507	—	—	90,507	—	—	90,507
Financial Institutions	—	1,002,631	—	1,002,631	(805)	—	1,001,826
Other Businesses	88,751	—	785	89,536	—	470	90,006

Totals	$463,215	$1,053,036	$785	$1,517,036	$180,581	$470	$1,698,087

The increase in goodwill in our Financial Institutions segment during the twelve months ended July 31, 2007 was due to the acquisition of Digital Insight Corporation. The increase in goodwill in our QuickBooks segment during the twelve months ended July 31, 2008 was due to the acquisition of Homestead Technologies Inc. (Homestead). The increase in goodwill in our Payroll and Payments segment during the fiscal 2008 period was due to the acquisition of Electronic Clearing House, Inc. (ECHO). See Note 6.
Purchased Intangible Assets
The following tables shows the cost, accumulated amortization and weighted average life in years for our purchased intangible assets at the dates indicated. The increases in the cost of purchased intangible assets during the twelve months ended July 31, 2008 were primarily due to our acquisitions of Homestead and ECHO. See Note 6.

			Trade	Covenants
	Customer	Purchased	Names	Not to
(Dollars in thousands)	Lists	Technology	and Logos	Compete	Total

At July 31, 2008:
Cost	$397,356	$299,963	$26,248	$12,596	$736,163
Accumulated amortization	(240,386)	(193,563)	(17,007)	(12,120)	(463,076)

Purchased intangible assets, net	$156,970	$106,400	$9,241	$476	$273,087

Weighted average life in years	5	4	5	3	4

At July 31, 2007:
Cost	$346,425	$267,693	$23,696	$12,313	$650,127
Accumulated amortization	(192,367)	(138,566)	(14,580)	(11,730)	(357,243)

Purchased intangible assets, net	$154,058	$129,127	$9,116	$583	$292,884

Weighted average life in years	5	4	5	3	4

The following table shows the expected future amortization expense for our purchased intangible assets at July 31, 2008. Amortization of purchased technology is charged to cost of service and other revenue and amortization of purchased intangible assets in our statements of operations. Amortization of other purchased intangible assets such as customer lists is charged to acquisition-related charges in our statements of operations.

Expected
Future
Amortization
(In thousands)	Expense

Twelve months ending July 31,
2009	$107,704
2010	74,829
2011	43,718
2012	25,160
2013	7,168
Thereafter	14,508

Total expected future amortization expense	$273,087

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
The components of accumulated other comprehensive income, net of income taxes, were as follows for the periods indicated:

			Realized
	Unrealized Gain (Loss) on		Gain on	Foreign
		Marketable	Derivative	Currency
(In thousands)	Investments	Securities	Instruments	Translation	Total

Balance at July 31, 2005	$(582)	$1,451	$—	$(695)	$174
Unrealized (loss) gain, net of income tax benefit of $141 and provision of $1,354	(179)	2,210	—	—	2,031
Reclassification adjustment for realized loss (gain) included in net income, net of income tax provision of $195 and benefit of $2,244	299	(3,661)	—	—	(3,362)
Translation adjustment, net of income taxes of $1,212	—	—	—	2,241	2,241

Other comprehensive income (loss)	120	(1,451)	—	2,241	910

Balance at July 31, 2006	(462)	—	—	1,546	1,084
Unrealized gain, net of income tax provision of $209	317	—	—	—	317
Reclassification adjustment for realized loss included in net income, net of income tax provision of $26	40	—	—	—	40
Realized gain on derivative instruments, net of income tax provision of $294	—	—	450	—	450
Amortization of realized gain on derivative instruments, net of income tax provision of $9	—	—	(17)	—	(17)
Translation adjustment, net of income taxes of $2,791	—	—	—	4,222	4,222

Other comprehensive income	357	—	433	4,222	5,012

Balance at July 31, 2007	(105)	—	433	5,768	6,096
Unrealized gain, net of income tax provision of $1,178	1,788	—	—	—	1,788
Reclassification adjustment for realized gain included in net income, net of income tax benefit of $149	(226)	—	—	—	(226)
Amortization of realized gain on derivative instruments, net of income tax provision of $28	—	—	(41)	—	(41)
Translation adjustment, net of income taxes of $71	—	—	—	105	105

Other comprehensive income	1,562	—	(41)	105	1,626

Balance at July 31, 2008	$1,457	$—	$392	$5,873	$7,722

6. Acquisitions
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
Homestead Technologies Inc.
On December 18, 2007 we acquired Homestead Technologies Inc. (Homestead), including all of its outstanding equity interests, for total consideration of approximately $170 million on a fully diluted basis. The total consideration was comprised of the purchase price of $146 million (which included the fair value of vested stock options assumed) plus the $24 million fair value of unvested stock options and restricted stock units assumed. Homestead is a provider of Web site design and hosting services to small businesses and became part of our QuickBooks segment. We acquired Homestead as part of our strategy to help small businesses acquire and serve customers through the Internet.
Under the purchase method of accounting we allocated the total purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. We estimated the fair values with the assistance of a third party appraisal firm. The fair values assigned to identifiable intangible assets acquired were based on estimates and assumptions determined by management. We recorded the excess of purchase price over the aggregate fair values as goodwill. Using information available at the time the acquisition closed, we allocated approximately $14 million of the purchase price to tangible assets and liabilities and approximately $22 million of the purchase price to identified intangible assets. We recorded the excess purchase price of approximately $110 million as goodwill, none of which is deductible for income tax purposes. In the third quarter of fiscal 2008 we recorded an $11 million increase to tangible assets and a corresponding decrease to goodwill. The increase in the tangible assets was the result of a determination made after we obtained additional information regarding the realizability of certain deferred tax assets not previously recorded. We may continue to adjust the preliminary purchase price allocation after obtaining more information about asset valuations and liabilities assumed. The identified intangible assets are being amortized over a weighted average life of five years.
We have included Homestead’s results of operations in our consolidated results of operations from the date of acquisition. Homestead’s results of operations for periods prior to the date of acquisition were not material when compared with our consolidated results of operations.
Digital Insight Corporation
Purchase Price
On February 6, 2007 we acquired all of the outstanding shares of Digital Insight Corporation for a total purchase price of approximately $1.34 billion including the value of vested options assumed. Digital Insight is a provider of outsourced online banking services to banks and credit unions. We intend to combine workflows in our financial management tools with online banking capabilities offered by Digital Insight to create new, easier to use, and better-value offerings for consumers and small businesses. We have included Digital Insight’s results of operations in our consolidated results of operations from the date of acquisition. We combined Digital Insight with our existing financial institutions group, which had been part of our Other Businesses segment, to create a new Financial Institutions segment during the twelve months ended July 31, 2007. See Note 8.

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
Under the purchase method of accounting, in the third quarter of fiscal 2007 we allocated the total purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. We estimated the fair values with the assistance of a third party appraisal firm. The fair values assigned to identifiable intangible assets acquired were based on estimates and assumptions determined by management. We recorded the excess of purchase price over the aggregate fair values as goodwill, none of which is deductible for income tax purposes. The acquired goodwill was assigned to our Financial Institutions segment. See Note 4. We allocated the purchase price using the information available at the time the acquisition closed. In the fourth quarter of fiscal 2007 we recorded a $10.7 million decrease to the net deferred income tax liability and a corresponding decrease to goodwill. We decreased the net deferred income tax liability as a result of a determination, after obtaining additional information, regarding the realizability of certain deferred tax assets not previously recorded.
The total allocation of the Digital Insight purchase price is as follows:

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
The following table summarizes the pro forma financial information:

	Twelve Months Ended		Twelve Months Ended
	July 31, 2007		July 31, 2006
	As	Pro	As	Pro
(In thousands)	Reported	Forma	Reported	Forma

Total net revenue	$2,672,947	$2,797,943	$2,293,010	$2,520,747
Net income from continuing operations	443,468	414,527	380,963	324,041
Basic net income per share from continuing operations	$1.29	$1.21	$1.10	$0.93
Diluted net income per share from continuing operations	$1.25	$1.17	$1.06	$0.90

7. Dispositions and Discontinued Operations
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
In accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we determined that IDMS became a discontinued operation in the fourth quarter of fiscal 2007. We have therefore segregated the net assets and operating results of IDMS from continuing operations on our balance sheets and in our statements of operations for all periods prior to the sale. Assets held for sale at July 31, 2007 consisted primarily of goodwill and purchased intangible assets. Because IDMS operating cash flows were not material for any period presented, we have not segregated them from continuing operations on our statements of cash flows. We have presented the effect of the gain on disposal of IDMS on our statement of cash flows for the twelve months ended July 31, 2008. See the table later in this Note 7 for the components of revenue and net income or loss from discontinued operations.
Sale of Outsourced Payroll Assets
In March 2007 we sold certain assets related to our Complete Payroll and Premier Payroll Service businesses to Automatic Data Processing, Inc. (ADP) for a price of up to approximately $135 million in cash. The final purchase price was contingent upon the number of customers that transitioned to ADP pursuant to the purchase agreement over a period of approximately one year from the date of sale. In the twelve months ended July 31, 2008 and 2007 we recorded pre-tax gains of $51.6 million and $31.7 million on our statement of operations for customers who transitioned to ADP during those periods. We received a total purchase price of $93.6 million and recorded a total pre-tax gain of $83.2 million from the inception of this transaction through its completion in the third quarter of fiscal 2008. The assets were part of our Payroll and Payments segment.
In accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we have not accounted for this transaction as a discontinued operation because the operations and cash flows of the assets could not be clearly distinguished, operationally or for financial reporting purposes, from the rest of our outsourced payroll business. We held deposits received from ADP of $30.3 million in other current liabilities on our balance sheet at July 31, 2007. Assets held for sale at July 31, 2007 consisted of $5.1 million in customer lists and were included in purchased intangible assets on our balance sheet. There were no deposits received from ADP or assets held for sale on our balance sheet at July 31, 2008.
Intuit Information Technology Solutions Discontinued Operations
In December 2005 we sold our Intuit Information Technology Solutions (ITS) business for approximately $200 million in cash and recorded a net gain on disposal of $34.3 million. The decision to sell ITS was a result of our desire to focus resources on our core products and services. ITS was part of our Other Businesses segment.
In accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we accounted for the sale of ITS as discontinued operations. We have therefore segregated the operating results and cash flows of ITS from continuing operations in our statements of operations and statements of cash flows for all periods prior to the sale. See the table later in this Note 7 for the components of revenue and net income or loss from discontinued operations.

Components of Net Income (Loss) from Discontinued Operations
The components of net income (loss) from discontinued operations in our statements of operations as well as net revenue from discontinued operations and income (loss) from discontinued operations before income taxes are as follows for the periods indicated:

	Twelve Months Ended July 31,
(In thousands)	2008	2007	2006

Net income (loss) from discontinued operations
Net income from Intuit Information Technology Solutions operations	$—	$—	$5,209
Net gain (loss) on disposal of Intuit Information Technology Solutions discontinued operations	(755)	(1,140)	34,324
Net loss from Intuit Distribution Management Solutions operations	(747)	(2,325)	(3,533)
Net gain on disposal of Intuit Distribution Management Solutions discontinued operations	27,514	—	—

Total net income (loss) from discontinued operations	$26,012	$(3,465)	$36,000

Net revenue from discontinued operations
Intuit Information Technology Solutions	$—	$—	$20,167
Intuit Distribution Management Solutions	1,916	52,001	49,293

Total net revenue from discontinued operations	$1,916	$52,001	$69,460

Income (loss) from discontinued operations before income taxes
Intuit Information Technology Solutions	$—	$—	$9,100
Intuit Distribution Management Solutions	(1,240)	(3,995)	(6,035)

Total income (loss) from discontinued operations before income taxes	$(1,240)	$(3,995)	$3,065

Income tax provision (benefit) on income (loss) from discontinued operations
Intuit Information Technology Solutions	$—	$—	$3,891
Intuit Distribution Management Solutions	(493)	(1,670)	(2,502)

Total income tax provision (benefit)	$(493)	$(1,670)	$1,389

The $27.5 million net gain on disposal of IDMS that we recorded for the twelve months ended July 31, 2008 included $41.8 for goodwill. The $34.3 million net gain on disposal of ITS that we recorded for the twelve months ended July 31, 2006 included $150.3 million for goodwill and $9.2 million for the estimated tax payable in connection with the taxable gain on the sale of ITS.

8. Industry Segment and Geographic Information
SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way in which public companies disclose certain information about operating segments in their financial reports. Consistent with SFAS 131, we have defined six reportable segments, described below, based on factors such as how we manage our operations and how our chief operating decision maker views results. We define the chief operating decision maker as our Chief Executive Officer and our Chief Financial Officer. Our chief operating decision maker organizes and manages our business primarily on the basis of product and service offerings. We have aggregated two operating segments to form our Payroll and Payments reportable segment.
QuickBooks product revenue is derived primarily from QuickBooks desktop software products and financial supplies such as paper checks, envelopes, invoices, business cards and business stationery. QuickBooks service and other revenue is derived primarily from QuickBooks Online, QuickBooks support plans, Web site design and hosting services for small businesses, and royalties from small business online services.
Payroll and Payments product revenue is derived primarily from QuickBooks Payroll, a family of products sold on a subscription basis offering payroll tax tables, federal and state payroll tax forms, and electronic tax payment and filing to small businesses that prepare their own payrolls. Payroll and Payments service and other revenue is derived from small business payroll services as well as from merchant services such as credit and debit card processing provided by our Innovative Merchant Solutions business. Service and other revenue for this segment also includes interest earned on funds held for payroll customers.
Consumer Tax product revenue is derived primarily from TurboTax federal and state consumer and small business desktop tax return preparation software. Consumer Tax service and other revenue is derived primarily from TurboTax Online tax return preparation services and electronic tax filing services.
Accounting Professionals product revenue is derived primarily from Lacerte and ProSeries professional tax preparation software products and from QuickBooks Premier Accountant Edition and ProAdvisor Program for professional accountants. Accounting Professionals service and other revenue is derived primarily from electronic tax filing services, bank product transmission services and training services.
Financial Institutions service and other revenue is derived primarily from outsourced online banking software products that are hosted in our data centers and delivered as on-demand service offerings to banks and credit unions by our Digital Insight business.
Other Businesses consist primarily of Quicken, Intuit Real Estate Solutions (IRES), and our business in Canada. Quicken product revenue is derived primarily from Quicken desktop software products. Quicken service and other revenue is derived primarily from Quicken Online and fees from consumer online transactions. IRES product revenue is derived primarily from property management software licenses. Service and other revenue in our IRES business consists primarily of revenue from support plans, hosting services and professional services. In Canada, product revenue is derived primarily from localized versions of QuickBooks and Quicken as well as consumer desktop tax return preparation software and professional tax preparation products. Service and other revenue in Canada consists primarily of revenue from payroll services and QuickBooks support plans.
Our QuickBooks, Payroll and Payments, Consumer Tax, Accounting Professionals and Financial Institutions segments operate primarily in the United States. All of our segments sell primarily to customers located in the United States. International total net revenue was less than 5% of consolidated total net revenue for all periods presented.
We include expenses such as corporate selling and marketing, product development, and general and administrative expenses and share-based compensation expenses that are not allocated to specific segments in a category we call Corporate. The Corporate category also includes amortization of purchased intangible assets, acquisition-related charges, interest expense, interest and other income, and realized net gains or losses on marketable equity securities and other investments.

The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies in Note 1. Except for goodwill and purchased intangible assets, we do not generally track assets by reportable segment and, consequently, we do not disclose total assets by reportable segment. See Note 4 for goodwill by reportable segment.
The following tables show our financial results by reportable segment for the twelve months ended July 31, 2008, 2007 and 2006. We have reclassified segment results for all periods presented to reflect changes that align our product groups more closely with the customer groups they serve. We transferred QuickBooks Premier Accountant Edition and ProAdvisor Program product revenue from our QuickBooks segment to our Professional Tax segment and renamed that segment Accounting Professionals. Revenue from these products was $31.5 million, $22.5 million and $20.0 million in the twelve months ended July 31, 2008, 2007 and 2006. We also transferred QuickBase service revenue from our Other Businesses segment to our QuickBooks segment. QuickBase revenue was $15.6 million, $10.5 million and $7.1 million in those periods.

		Payroll
		and	Consumer	Accounting	Financial	Other
(In thousands)	QuickBooks	Payments	Tax	Professionals	Institutions	Businesses	Corporate	Consolidated

Twelve Months Ended July 31, 2008
Product revenue	$471,795	$219,282	$311,607	$301,511	$759	$191,701	$—	$1,496,655
Service and other revenue	149,966	341,503	617,822	25,212	297,781	142,035	—	1,574,319

Total net revenue	621,761	560,785	929,429	326,723	298,540	333,736	—	3,070,974

Segment operating income (loss)	172,270	216,257	594,534	162,589	56,982	101,043	—	1,303,675
Common expenses	—	—	—	—	—	—	(561,379)	(561,379)

Subtotal	172,270	216,257	594,534	162,589	56,982	101,043	(561,379)	742,296
Amortization of purchased intangible assets	—	—	—	—	—	—	(56,011)	(56,011)
Acquisition-related charges	—	—	—	—	—	—	(35,518)	(35,518)
Interest expense	—	—	—	—	—	—	(52,290)	(52,290)
Interest and other income	—	—	—	—	—	—	46,520	46,520
Gains on marketable equity securities and other investments, net	—	—	—	—	—	—	1,417	1,417
Gain on sale of outsourced payroll assets	—	—	—	—	—	—	51,571	51,571

Income (loss) from continuing operations before income taxes	$172,270	$216,257	$594,534	$162,589	$56,982	$101,043	$(605,690)	$697,985

		Payroll
		and	Consumer	Accounting	Financial	Other
(In thousands)	QuickBooks	Payments	Tax	Professionals	Institutions	Businesses	Corporate	Consolidated

Twelve Months Ended July 31, 2007
Product revenue	$484,904	$208,885	$300,725	$283,812	$150	$168,916	$—	$1,447,392
Service and other revenue	101,304	307,856	512,179	30,439	150,200	123,577	—	1,225,555

Total net revenue	586,208	516,741	812,904	314,251	150,350	292,493	—	2,672,947

Segment operating income (loss)	178,798	215,377	508,616	154,355	38,845	98,675	—	1,194,666
Common expenses	—	—	—	—	—	—	(506,206)	(506,206)

Subtotal	178,798	215,377	508,616	154,355	38,845	98,675	(506,206)	688,460
Amortization of purchased intangible assets	—	—	—	—	—	—	(30,926)	(30,926)
Acquisition-related charges	—	—	—	—	—	—	(19,964)	(19,964)
Interest expense	—	—	—	—	—	—	(27,091)	(27,091)
Interest and other income	—	—	—	—	—	—	52,689	52,689
Gains on marketable equity securities and other investments, net	—	—	—	—	—	—	1,568	1,568
Gain on sale of outsourced payroll assets	—	—	—	—	—	—	31,676	31,676

Income (loss) from continuing operations before income taxes	$178,798	$215,377	$508,616	$154,355	$38,845	$98,675	$(498,254)	$696,412

		Payroll
		and	Consumer	Accounting	Financial	Other
(In thousands)	QuickBooks	Payments	Tax	Professionals	Institutions	Businesses	Corporate	Consolidated

Twelve Months Ended July 31, 2006
Product revenue	$446,253	$194,097	$265,748	$264,991	$199	$164,142	$—	$1,335,430
Service and other revenue	79,790	267,944	440,328	27,898	24,202	117,418	—	957,580

Total net revenue	526,043	462,041	706,076	292,889	24,401	281,560	—	2,293,010

Segment operating income (loss)	167,397	181,927	467,118	136,663	12,225	83,758	—	1,049,088
Common expenses	—	—	—	—	—	—	(465,231)	(465,231)

Subtotal	167,397	181,927	467,118	136,663	12,225	83,758	(465,231)	583,857
Amortization of purchased intangible assets	—	—	—	—	—	—	(8,785)	(8,785)
Acquisition-related charges	—	—	—	—	—	—	(9,478)	(9,478)
Interest and other income	—	—	—	—	—	—	43,023	43,023
Gains on marketable equity securities and other investments, net	—	—	—	—	—	—	7,629	7,629

Income (loss) from continuing operations before income taxes	$167,397	$181,927	$467,118	$136,663	$12,225	$83,758	$(432,842)	$616,246

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
Unsecured Revolving Credit Facility
On March 22, 2007 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on March 22, 2012. Advances under the credit facility will accrue interest at rates that are equal to, at our election, either Citibank’s base rate or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.18% to 0.575% based on our senior debt credit ratings. The applicable interest rate will be increased by 0.05% for any period in which the total principal amount of advances and letters of credit under the credit facility exceeds $250 million. The agreement includes covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 and a ratio of annual EBITDA to interest payable of not less than 3.00 to 1.00. We were in compliance with these covenants at July 31, 2008. We may use amounts borrowed under this credit facility for general corporate purposes or for future acquisitions or expansion of our business. To date we have not borrowed under this credit facility.
Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

	July 31,
(In thousands)	2008	2007

Reserve for product returns	$27,910	$25,833
Reserve for rebates	13,408	18,918
Interest payable	20,597	21,061
Deposits received from acquirer of outsourced payroll assets	—	30,257
Executive deferred compensation plan	38,234	35,898
Other	35,177	39,683

Total other current liabilities	$135,326	$171,650

The balances of several of our other current liabilities, particularly our reserves for product returns and rebates, are affected by the seasonality of our business. See Note 1.
Restructuring Liability
In the fourth quarter of fiscal 2008 we announced a reorganization plan that has resulted in a reduction of our workforce. We recorded a $23.3 million restructuring liability related to the workforce reduction in the fourth quarter of fiscal 2008 that consisted of approximately $16.0 million for employee severance costs and approximately $7.3 million for facilities costs. We paid $3.9 million of the facilities costs in cash during the three months ended July 31, 2008 and we expect to pay all of the employee severance costs in cash during the three months ending October 31, 2008.
10. Long-Term Obligations and Commitments
Senior Unsecured Notes
On March 12, 2007 we issued $500 million of 5.40% senior unsecured notes due on March 15, 2012 and $500 million of 5.75% senior unsecured notes due on March 15, 2017 (together, the Notes), for a total principal amount of $1 billion. The Notes are redeemable by Intuit at any time, subject to a make-whole premium. On March 12, 2007 we retired the bridge credit facility described in Note 9 with the proceeds of our issuance of these senior unsecured notes. The Notes include covenants that limit our ability to grant liens on our facilities and to enter into sale and leaseback transactions, subject to significant allowances. We paid $56.2 million in cash for interest on the Notes during the twelve months ended July 31, 2008. Based on the trading prices of the Notes at July 31, 2008 and 2007 and the interest rates we could obtain for other borrowings with similar terms at those dates, the estimated fair value of the Notes at those dates was approximately $964.7 million and $963.0 million.

The following table summarizes our senior unsecured notes:

	July 31,
(In thousands)	2008	2007

Senior notes:
5.40% fixed-rate notes, due 2012	$500,000	$500,000
5.75% fixed-rate notes, due 2017	500,000	500,000

Total senior notes	1,000,000	1,000,000
Unamortized discount	(2,004)	(2,181)

Total	$997,996	$997,819

Derivative Instruments
In December 2006 we entered into a $500 million notional amount five-year forward starting swap and a $500 million notional amount 10-year forward starting swap designated as cash flow hedges of the interest payments on the senior notes described above. Under these interest rate swap contracts, we made fixed-rate interest payments and received variable-rate interest payments based on the London Interbank Offered Rate (LIBOR). The effect of these swaps was to offset changes in the fixed rate between the date we entered into the interest rate swaps and the issuance date of the senior notes. We settled the interest rate swaps on March 7, 2007 for a cumulative gain of $0.7 million which will be amortized using the effective yield method as an adjustment of interest expense over the term of the related debt in our statements of operations. At July 31, 2008, the net unamortized gain of $0.4 million was included in other comprehensive income in the stockholders’ equity section of our balance sheet.
Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

	July 31,
(In thousands)	2008	2007

Capital lease obligations: Monthly installments through 2011; interest rates of 4.50% to 6.75%	$1,562	$2,377
Total deferred rent	61,747	49,205
Long-term deferred revenue	12,939	8,715
Long-term income tax liabilities	47,857	—
Other	6,446	4,843

Total long-term obligations	130,551	65,140
Less current portion (included in other current liabilities)	(9,062)	(7,384)

Long-term obligations due after one year	$121,489	$57,756

Innovative Merchant Solutions Loan and Buyout Commitments
In April 2005 our wholly owned subsidiary, Innovative Merchant Solutions (IMS), became a member of Superior Bankcard Services, LLC (SBS), a newly formed entity that acquires merchant accounts for IMS. Our consolidated financial statements include the financial position, results of operations and cash flows of SBS, after elimination of all significant intercompany balances and transactions, including amounts outstanding under the credit agreement described below. See Note 1. In connection with the formation of this entity IMS agreed to provide to SBS revolving loans in an amount of up to $24.5 million under the terms of a credit agreement. In June 2006 IMS entered into an amendment to the credit agreement to increase the amount of funds IMS may loan under that agreement to $40.0 million. The credit agreement expires in July 2013, although certain events, such as a sale of SBS, can trigger earlier termination. Amounts outstanding under this agreement at July 31, 2008 totaled $8.5 million at interest rates of 6.0%

to 8.5%. Amounts outstanding under this agreement at July 31, 2007 totaled $11.2 million at an interest rate of 9.25%. There are no scheduled repayments on the outstanding loan balance. All unpaid principal amounts and the related accrued interest are due and payable in full at the loan expiration date.
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

Operating
Lease
(In thousands)	Commitments

Fiscal year ending July 31,
2009	$52,105
2010	52,535
2011	49,036
2012	42,827
2013	38,587
Thereafter	140,183

Total operating lease commitments	$375,273

Rent expense totaled $49.2 million, $36.0 million and $27.3 million for the twelve months ended July 31, 2008, 2007 and 2006.
Purchase Obligations
At July 31, 2008, we had unconditional purchase obligations of approximately $99.4 million. These unconditional purchase obligations represent agreements to purchase products and services that are enforceable, legally binding, and specify terms that include fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payments. The largest of these commitments totaled $52.0 million and relates to future outsourced payment fulfillment and bill management services to financial institutions that contract with our Digital Insight business for Internet banking services. This commitment expires in June 2010.

11. Income Taxes
The provision (benefit) for income taxes from continuing operations consisted of the following for the periods indicated:

	Twelve Months Ended July 31,
(In thousands)	2008	2007	2006

Current:
Federal	$179,835	$220,064	$204,289
State	35,046	54,372	33,150
Foreign	8,458	8,103	14,550

	223,339	282,539	251,989

Deferred:
Federal	13,099	(24,158)	(18,684)
State	9,381	(7,596)	4,786
Foreign	(240)	822	(3,499)

	22,240	(30,932)	(17,397)

Total provision for income taxes from continuing operations	$245,579	$251,607	$234,592

The sources of income from continuing operations before the provision for income taxes consisted of the following for the periods indicated:

	Twelve Months Ended July 31,
(In thousands)	2008	2007	2006

United States	$669,746	$661,966	$583,676
Foreign	28,239	34,446	32,570

Total	$697,985	$696,412	$616,246

Differences between income taxes calculated using the federal statutory income tax rate of 35% and the provision for income taxes from continuing operations were as follows for the periods indicated:

	Twelve Months Ended July 31,
(In thousands)	2008	2007	2006

Income from continuing operations before income taxes	$697,985	$696,412	$616,246

Statutory federal income tax	$244,294	$243,744	$215,686
State income tax, net of federal benefit	28,878	30,404	24,658
Federal research and experimental credits	(7,842)	(13,341)	(3,464)
Domestic production activities deduction	(11,816)	(4,985)	(4,375)
Share-based compensation	311	5,048	1,929
Tax exempt interest	(11,641)	(15,940)	(11,771)
Federal tax related to divestiture	—	—	8,748
Other, net	3,395	6,677	3,181

Total provision for income taxes from continuing operations	$245,579	$251,607	$234,592

In accordance with SFAS 123(R), tax savings from expected future deductions based on the expense attributable to our stock option plans are reflected in the federal and state tax provisions for the twelve months ended July 31, 2008, 2007 and 2006.
Excess tax benefits associated with stock option exercises are credited to stockholders’ equity. The reductions of income taxes payable resulting from the exercise of employee stock options and other employee stock programs that were credited to stockholders’ equity were approximately $38.2 million, $56.1 million and $58.0 million for the twelve months ended July 31, 2008, 2007 and 2006.
In December 2006 the Tax Relief and Health Care Act of 2006 was signed into law. The Act included a reinstatement of the federal research and experimental credit through December 31, 2007 that was retroactive to January 1, 2006. We recorded a discrete tax benefit of approximately $3.7 million for the retroactive amount related to fiscal 2006 during the twelve months ended July 31, 2007.

Significant deferred tax assets and liabilities were as follows at the dates indicated:

	July 31,
(In thousands)	2008	2007

Deferred tax assets:
Accruals and reserves not currently deductible	$28,178	$34,095
Deferred rent	13,859	21,363
Accrued and deferred compensation	33,954	30,397
Loss and tax credit carryforwards	38,782	19,448
Property and equipment	12,130	30,385
Share-based compensation	77,336	46,021
Other, net	21,002	22,740

Total deferred tax assets	225,241	204,449

Deferred tax liabilities:
Intangible assets	65,925	41,152
Other, net	5,095	4,022

Total deferred tax liabilities	71,020	45,174

Total net deferred tax assets	154,221	159,275
Valuation allowance	—	(2,527)

Total net deferred tax assets, net of valuation allowance	$154,221	$156,748

We had provided a valuation allowance related to the benefits of certain state capital loss carryforwards and state net operating losses that we believed were unlikely to be realized. The valuation allowance decreased by $2.5 million during the twelve months ended July 31, 2008 as a result of the elimination of the deferred tax asset in connection with the sale of certain outsourced payroll assets. See Note 7. The valuation allowance decreased by $1.9 million during the twelve months ended July 31, 2007 due to utilization of $1.0 million and expired losses of $0.9 million.
The components of total net deferred tax assets, net of valuation allowance, as shown on our balance sheet were as follows at the dates indicated:

	July 31,
(In thousands)	2008	2007

Current deferred income taxes	$101,730	$84,682
Long-term deferred income taxes	52,491	72,066

Total net deferred tax assets, net of valuation allowance	$154,221	$156,748

We acquired Electronic Clearing House, Inc. and Homestead Technologies Inc. in fiscal 2008 and Digital Insight in fiscal 2007. See Note 6. These companies had federal net operating loss carryforwards at their respective dates of acquisition that totaled approximately $164 million. The tax effects of these federal net operating loss carryforwards and other federal tax credit carryforwards totaled approximately $66 million. We recorded the tax effects of these carryforwards as deferred tax assets at the respective dates of acquisition. These carryforwards do not result in an income tax provision benefit, but they reduce income taxes payable and cash paid for income taxes as we utilize them.
At July 31, 2008, we had total federal net operating loss carryforwards of approximately $95.0 million that will expire starting in fiscal 2019. Utilization of the net operating losses is subject to annual limitation. The annual limitation may result in the expiration of net operating losses before utilization.

At July 31, 2008, we had various state net operating loss and tax credit carryforwards for which we have recorded a deferred tax asset of $4.3 million. The state net operating losses will expire starting in fiscal 2013. Utilization of the net operating losses is subject to annual limitation. The annual limitation may result in the expiration of net operating losses before utilization.
Adoption of FASB Interpretation No. 48
On August 1, 2007 we adopted the provisions of FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 requires that we determine whether the benefits of tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, we recognize the largest amount of the benefit that is more likely than not of being sustained in our financial statements. For tax positions that are not more likely than not of being sustained upon audit, we do not recognize any portion of the benefit in our financial statements.
As a result of the adoption of FIN 48, there was no cumulative effect of the change on our retained earnings. We increased deferred tax assets and income taxes payable by $8.4 million and reclassified $30.2 million of income taxes payable from current liabilities to long-term obligations as a result of the adoption of FIN 48.
The aggregate changes in the balance of our gross unrecognized tax benefits were as follows for the period indicated:

Twelve
Months
Ended
(In thousands)	July 31, 2008
Gross unrecognized tax benefits at August 1, 2007 (date of adoption of FIN 48)	$33,321
Increases related to tax positions from prior fiscal years, including acquisitions	14,076
Decreases related to tax positions from prior fiscal years	(1,518)
Increases related to tax positions taken during fiscal 2008	8,233
Settlements with tax authorities	(7,898)
Lapses of statutes of limitations	(1,371)

Gross unrecognized tax benefits at July 31, 2008	$44,843

The total amount of our unrecognized tax benefits at July 31, 2008 was $44.8 million. Net of related deferred tax assets, unrecognized tax benefits were $34.0 million at that date. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $18.8 million. The recognition of the balance of these net benefits would result in an increase to stockholders’ equity of $5.5 million and a decrease to goodwill of $9.7 million. We do not believe that it is reasonably possible that there will be a significant increase or decrease in unrecognized tax benefits over the next 12 months.
We file U.S. federal, U.S. state, and foreign tax returns. Our major tax jurisdictions are U.S. federal and the state of California. For U.S. federal tax returns we are generally no longer subject to tax examinations for years prior to fiscal 2005. For California tax returns we are generally no longer subject to tax examinations for years prior to fiscal 2003.
We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes. At July 31, 2008 and as of the date of our adoption of FIN 48, we had accrued $4.9 million and $3.6 million for the payment of interest and had no accruals for the payment of penalties. The amount of interest and penalties recognized during the twelve months ended July 31, 2008 was not material.

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
Stock Repurchase Programs
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. Under these programs, we repurchased 27.2 million shares of our common stock for $800.0 million during the twelve months ended July 31, 2008; 17.1 million shares of our common stock for $506.6 million during the twelve months ended July 31, 2007; and 31.0 million shares of our common stock for $784.2 million during the twelve months ended July 31, 2006. At July 31, 2008, we had authorization from our Board to expend up to $600 million for stock repurchases through May 15, 2011.
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
Description of 2005 Equity Incentive Plan
Our stockholders approved our 2005 Equity Incentive Plan on December 9, 2004. Under the 2005 Plan, we are permitted to grant incentive and non-qualified stock options, restricted stock awards, restricted stock units (RSUs), stock appreciation rights and stock bonus awards to our employees, non-employee directors and consultants. The 2005 Plan provides for the automatic grant of stock options to non-employee directors according to a formula in the plan document. For other awards, the Compensation and Organizational Development Committee of our Board of Directors or its delegates determine who will receive grants, when those grants will be exercisable, their exercise price and other terms. Our stockholders have approved amendments to the 2005 Plan to permit the issuance of up to 46,000,000 shares under the 2005 Plan. At July 31, 2008, there were 7,975,824 shares available for grant under this plan. Up to 50% of equity awards granted each year under the 2005 Plan may have an exercise or purchase price per share that is less than full fair market value on the date of grant. All stock options granted to date under the 2005 Plan have exercise prices equal to the fair market value of our stock on the date of grant. All RSUs are considered to be granted at less than the fair market value of our stock on the date of grant because they have no exercise price. Stock options granted under the 2005 Plan typically vest over three years based on continued service and have a seven year term. RSUs granted under the 2005 Plan typically vest over three years.
Description of Employee Stock Purchase Plan
On November 26, 1996 our stockholders adopted our Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code. The ESPP permits our eligible employees to make payroll deductions to purchase our stock on regularly scheduled purchase dates at a discount. Our stockholders have approved amendments to the ESPP to permit the issuance of up to 13,800,000 shares under the ESPP, which expires on July 27, 2015. The length of the offering periods under the ESPP is three months and shares are purchased at 85% of the lower of the closing price for Intuit common stock on the first day or the last day of the offering period in which the employee is participating.
Under the ESPP, employees purchased 1,164,977 shares of Intuit common stock during the twelve months ended July 31, 2008; 1,099,757 shares during the twelve months ended July 31, 2007; and 1,050,198 shares during the twelve months ended July 31, 2006. At July 31, 2008, there were 2,109,360 shares available for issuance under this plan.

Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded for continuing operations for the periods shown. The share-based compensation expense that we recorded for discontinued operations for these periods was nominal.

	Twelve Months Ended July 31,
(In thousands, except per share amounts)	2008	2007	2006

Cost of product revenue	$1,018	$743	$941
Cost of service and other revenue	6,211	3,283	1,727
Selling and marketing	37,948	23,518	21,710
Research and development	31,841	21,511	18,896
General and administrative	36,220	27,258	27,066

Reduction of operating income from continuing operations and income from continuing operations before income taxes	113,238	76,313	70,340
Income tax benefit	(44,873)	(24,237)	(25,284)

Reduction of net income from continuing operations	$68,365	$52,076	$45,056

Reduction of net income per share from continuing operations:
Basic	$0.21	$0.15	$0.13

Diluted	$0.20	$0.15	$0.12

Determining Fair Value
Valuation and Amortization Method. Effective August 1, 2006 we began estimating the fair value of stock options granted using a lattice binomial model and a multiple option award approach. Prior to that date we used the Black Scholes valuation model and a multiple option approach. This change did not have a material impact on our financial position, results of operations or cash flows. Our stock options have various restrictions, including vesting provisions and restrictions on transfer, and are often exercised prior to their contractual maturity. We therefore believe that lattice binomial models are more capable of incorporating the features of our stock options than closed-form models such as the Black Scholes model. The use of a lattice binomial model requires the use of extensive actual employee exercise behavior and a number of complex assumptions including the expected volatility of our stock price over the term of the options, risk-free interest rates and expected dividends. We amortize the fair value of options on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. We value restricted stock units using the intrinsic value method. We amortize the value of restricted stock units on a straight-line basis over the restriction period.
Expected Term. The expected term of options granted represents the period of time that they are expected to be outstanding and is a derived output of the lattice binomial model. The expected term of stock options is impacted by all of the underlying assumptions and calibration of our model. The lattice binomial model assumes that option exercise behavior is a function of the option’s remaining vested life and the extent to which the market price of our common stock exceeds the option exercise price. The lattice binomial model estimates the probability of exercise as a function of these two variables based on the history of exercises and cancellations on all past option grants made by us. Beginning in the fourth quarter of fiscal 2006, we estimated the expected term of options granted based on implied exercise patterns using a binomial model. For the first three quarters of fiscal 2006, we estimated the expected term of options granted based on historical exercise patterns.
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
Forfeitures. In accordance with SFAS 123(R), we estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest.
We used the following assumptions to estimate the fair value of stock options granted and shares purchased under our Employee Stock Purchase Plan for the periods indicated:

	Twelve Months Ended July 31,
	2008	2007	2006
Assumptions for stock options:
Average expected term (years)	N/A	N/A	2.78
Expected volatility (range)	28% - 34%	24% - 27%	22% - 28%
Weighted average expected volatility	33%	27%	25%
Risk-free interest rate (range)	2.11% - 4.56%	4.47% - 5.05%	3.70% - 5.14%
Expected dividend yield	0%	0%	0%

Assumptions for ESPP:
Average expected term (years)	N/A	N/A	0.27
Expected volatility (range)	31% - 37%	26% - 27%	22% - 28%
Weighted average expected volatility	33%	26%	25%
Risk-free interest rate (range)	1.11% - 4.15%	4.63% - 5.04%	3.14% - 4.77%
Expected dividend yield	0%	0%	0%

Stock Option Activity and Related Share-Based Compensation Expense
A summary of activity under all share-based compensation plans for the periods indicated was as follows:

		Options Outstanding
	Shares		Weighted Average
	Available	Number of	Exercise Price
	for Grant	Shares	Per Share

Balance at July 31, 2005	2,626,380	64,616,560	$19.59
Additional shares authorized	13,000,000	—	—
Options granted	(10,816,070)	10,816,070	28.37
Stock bonus awards granted	(11,916)	—	—
Options exercised	—	(15,594,297)	16.52
Options canceled or expired and returned to pool, net of options canceled from expired plans	1,270,588	(2,906,840)	22.93
Stock bonus awards canceled or expired	3,111	—	—

Balance at July 31, 2006	6,072,093	56,931,493	21.93
Additional shares authorized	10,000,000	—	—
Options assumed and converted related to acquisitions	—	1,544,613	20.78
Options granted	(9,119,495)	9,119,495	30.10
Restricted stock units granted	(2,548,340)	—	—
Options exercised	—	(10,913,824)	17.02
Options canceled or expired and returned to pool, net of options canceled from expired plans	1,766,921	(2,192,127)	26.88
Restricted stock units canceled and returned to pool, net of restricted stock units canceled from expired plans	239,285	—	—

Balance at July 31, 2007	6,410,464	54,489,650	24.05
Additional shares authorized	10,000,000	—	—
Options assumed and converted related to acquisitions	—	647,992	2.00
Options granted	(8,319,960)	8,319,960	27.99
Restricted stock units granted	(3,045,883)	—	—
Options exercised	—	(9,101,382)	19.37
Options canceled or expired and returned to pool, net of options canceled from expired plans	2,310,928	(4,150,247)	30.91
Restricted stock units canceled and returned to pool, net of restricted stock units canceled from expired plans	620,275	—	—

Balance at July 31, 2008	7,975,824	50,205,973	$24.70

All 7,975,824 shares available for grant at July 31, 2008 were available under the 2005 Plan. The weighted average fair values of options granted during the twelve months ended July 31, 2008, 2007 and 2006 were $8.36 per share, $8.41 per share and $6.57 per share. The total fair value of options vested during those periods was $61.2 million, $61.5 million and $68.0 million.

Options outstanding at July 31, 2008 were as follows:

	Options Outstanding
		Weighted	Weighted
		Average	Average	Aggregate
		Remaining	Exercise	Intrinsic
	Number	Contractual	Price per	Value (in
Exercise Price	Outstanding	Life (in Years)	Share	(thousands)
$0.16 - $17.50	5,721,659	2.45	$13.73	$77,807,575
$17.97 - $19.52	5,199,528	3.04	18.69	44,916,351
$19.63 - $21.99	5,457,512	2.60	21.31	32,861,626
$22.01 - $24.00	7,398,391	3.40	23.49	28,424,850
$24.05 - $27.57	3,568,087	3.78	25.88	5,179,823
$27.68 - $27.68	6,273,870	6.98	27.68	—
$27.70 - $30.00	3,272,457	5.03	29.15	—
$30.07 - $30.07	6,283,824	5.98	30.07	—
$30.13 - $31.29	5,314,960	4.93	31.23	—
$31.36 - $61.10	1,715,685	3.19	33.90	—

$0.16 - $61.10	50,205,973	4.22	$24.70	$189,190,225

Options exercisable at July 31, 2008 were as follows:

	Options Exercisable
		Weighted	Weighted
		Average	Average	Aggregate
		Remaining	Exercise	Intrinsic
	Number	Contractual	Price per	Value (in
Exercise Price	Exercisable	Life (in Years)	Share	(thousands)
$0.16 - $17.50	5,496,822	2.20	$14.12	$72,632,883
$17.97 - $19.52	5,197,606	3.03	18.69	44,898,550
$19.63 - $21.99	5,394,603	2.58	21.31	32,497,155
$22.01 - $24.00	7,355,893	3.38	23.49	28,237,637
$24.05 - $27.57	2,927,172	3.23	25.74	4,654,182
$27.68 - $27.68	—	—	0.00	—
$27.70 - $30.00	1,505,264	3.57	29.11	—
$30.07 - $30.07	2,088,320	5.96	30.07	—
$30.13 - $31.29	3,583,800	4.86	31.23	—
$31.36 - $61.10	1,427,268	2.67	34.22	—

$0.16 - $61.10	34,976,748	3.29	$23.02	$182,920,407

There were 37,347,856 options exercisable under our stock option plans at July 31, 2007 and 37,815,299 options exercisable at July 31, 2006.
We define in-the-money options at July 31, 2008 as options that had exercise prices that were lower than the $27.33 market price of our common stock at that date. The aggregate intrinsic value of options outstanding at July 31, 2008 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the shares that were in-the-money at that date. The aggregate intrinsic value of options exercised during the twelve months ended July 31, 2008, 2007 and 2006 was $96.9 million, $154.5 million and $158.1 million, determined as of the date of exercise.

We recorded $57.4 million, $50.9 million and $65.0 million in share-based compensation expense for stock options and our Employee Stock Purchase Plan in continuing operations for the twelve months ended July 31, 2008, 2007 and 2006. The total tax benefit related to this share-based compensation expense for those periods was $20.2 million, $17.9 million and $23.4 million.
At July 31, 2008, there was $134.3 million of unrecognized compensation cost related to non-vested stock options which we will amortize to expense in the future. Unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.3 years.
We received $176.3 million, $185.7 million and $257.6 million in cash from option exercises under all share-based payment arrangements for the twelve months ended July 31, 2008, 2007 and 2006. The actual tax benefits that we realized related to tax deductions for non-qualified option exercises and disqualifying dispositions under all share-based payment arrangements totaled $38.3 million, $58.7 million and $62.0 million for those periods.
Due to our ongoing program of repurchasing our common stock on the open market, at July 31, 2008 we had 107.2 million treasury shares. We satisfy option exercises and RSU vesting from this pool of treasury shares.
Restricted Stock Unit Activity and Related Share-Based Compensation Expense
A summary of restricted stock unit (RSU) activity for the periods indicated was as follows:

	Restricted Stock Units
		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested at July 31, 2005	719,840	$22.60
Granted	11,916	24.58
Vested	(239,316)	22.18
Forfeited	(4,204)	23.99

Nonvested at July 31, 2006	488,236	23.03
Granted	2,548,340	30.59
Vested	(292,401)	23.73
Forfeited	(239,489)	30.54

Nonvested at July 31, 2007	2,504,686	29.88
Granted	3,045,883	28.24
Restricted stock units assumed and converted related to acquisitions	561,887	29.78
Vested	(484,427)	25.96
Forfeited	(630,696)	29.52

Nonvested at July 31, 2008	4,997,333	$29.29

The total fair value of RSUs vested during the twelve months ended July 31, 2008 and 2007 was $11.4 million and $6.3 million. We recorded $55.8 million, $25.4 million and $5.3 million in share-based compensation expense for RSUs in continuing operations for the twelve months ended July 31, 2008, 2007 and 2006. The total tax benefit related to this RSU compensation expense was $24.7 million, $6.4 million and $1.9 million for those periods.
At July 31, 2008, there was $87.2 million of unrecognized compensation cost related to non-vested RSUs which we will amortize to expense in the future. Unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 1.7 years.

The actual tax benefits that we realized for tax deductions for RSUs during the twelve months ended July 31, 2008 totaled $3.1 million. The actual tax benefits that we realized for tax deductions for RSUs during the twelve months ended July 31, 2007 and 2006 were nominal.
13. Benefit Plans
Executive Deferred Compensation Plan
In December 2004 we adopted our 2005 Executive Deferred Compensation Plan, which became effective January 1, 2005. We adopted the 2005 Plan to meet the requirements for deferred compensation under Section 409A of the Internal Revenue Code. The plan provides that executives who meet minimum compensation requirements are eligible to defer up to 50% of their salaries and up to 90% of their bonuses and commissions. We have agreed to credit the participants’ contributions with earnings that reflect the performance of certain independent investment funds. We may also make discretionary employer contributions to participant accounts in certain circumstances. The timing, amounts and vesting schedules of employer contributions are at the sole discretion of the Compensation and Organizational Development Committee of our Board of Directors or its delegate. The benefits under this plan are unsecured. Participants are generally eligible to receive payment of their vested benefit at the end of their elected deferral period or after termination of their employment with Intuit for any reason or at a later date to comply with the restrictions of Section 409A. Discretionary company contributions and the related earnings vest completely upon the participant’s disability, death or a change of control of Intuit.
We made employer contributions to the plan of $0.9 million, $0.9 million and $0.5 million during the twelve months ended July 31, 2008, 2007 and 2006. We have also entered into several agreements in which we committed to make employer contributions on behalf of certain executives provided that they remain employed at Intuit on certain future dates.
We held assets of $37.4 million and liabilities of $38.2 million related to this plan at July 31, 2008. We held assets of $33.8 million and liabilities of $35.9 million related to this plan at July 31, 2007. Assets related to this plan are in other long-term assets and liabilities related to this plan are in other current liabilities on our balance sheets. The plan liabilities include accrued employer contributions not yet funded to the plan.
401(k) Plan
Employees who participate in the Intuit Inc. 401(k) Plan may contribute up to 20% of pre-tax salary to the plan, subject to limitations imposed by the Internal Revenue Code. The plan allows Intuit to make matching contributions. During the twelve months ended July 31, 2008 we matched employee contributions at 150% for the first $1,000 of salary contributed by the employee, plus up to 75% of the next six percent of salary, subject to IRS limitations, up to a maximum matching contribution of $10,000. Fifty percent of matching contributions vest after two years of service by the employee and 100% of matching contributions vest after three years of service. Participating employees who are age 50 or older may also make catch-up contributions. These contributions are not matched. Matching contributions were $34.2 million, $27.5 million and $23.6 million during the twelve months ended July 31, 2008, 2007 and 2006.
14. Stockholder Rights Plan
On April 29, 1998 our Board of Directors adopted a stockholder rights plan designed to protect the long-term value of Intuit for its stockholders during any future unsolicited acquisition attempt. On May 1, 2008 our stockholder rights plan expired pursuant to its terms, and all rights issued under that plan expired and can no longer be exercised.
15. Litigation
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
16. Selected Quarterly Financial Data (Unaudited)
The following tables contain selected quarterly financial data for the twelve months ended July 31, 2008 and 2007. We accounted for our Intuit Distribution Management Solutions and Intuit Information Technology Solutions businesses as discontinued operations and as a result the operating results of these businesses have been segregated from continuing operations in our statements of operations and in these tables. See Note 7.

	Fiscal 2008 Quarter Ended
(In thousands, except per share amounts)	October 31	January 31	April 30	July 31

Total net revenue	$444,938	$834,874	$1,313,008	$478,154
Cost of revenue	131,201	159,718	139,948	137,380
All other costs and expenses	416,936	501,526	498,559	434,939
Net income (loss) from continuing operations	(47,571)	116,002	444,179	(61,860)
Net income (loss) from discontinued operations	26,767	(755)	—	—
Net income (loss)	(20,804)	115,247	444,179	(61,860)

Basic net income (loss) per share from continuing operations	$(0.14)	$0.35	$1.37	$(0.19)
Basic net income per share from discontinued operations	0.08	—	—	—

Basic net income (loss) per share	$(0.06)	$0.35	$1.37	$(0.19)

Diluted net income (loss) per share from continuing operations	$(0.14)	$0.34	$1.33	$(0.19)
Diluted net income per share from discontinued operations	0.08	—	—	—

Diluted net income (loss) per share	$(0.06)	$0.34	$1.33	$(0.19)

	Fiscal 2007 Quarter Ended
(In thousands, except per share amounts)	October 31	January 31	April 30	July 31

Total net revenue	$350,493	$750,637	$1,139,145	$432,672
Cost of revenue	98,207	131,454	130,982	117,877
All other costs and expenses	350,805	404,466	430,083	371,503
Net income (loss) from continuing operations	(57,200)	145,580	367,947	(12,859)
Net loss from discontinued operations	(1,730)	(218)	(736)	(781)
Net income (loss)	(58,930)	145,362	367,211	(13,640)

Basic net income (loss) per share from continuing operations	$(0.17)	$0.42	$1.08	$(0.04)
Basic net loss per share from discontinued operations	—	—	—	—

Basic net income (loss) per share	$(0.17)	$0.42	$1.08	$(0.04)

Diluted net income (loss) per share from continuing operations	$(0.17)	$0.40	$1.04	$(0.04)
Diluted net loss per share from discontinued operations	—	—	—	—

Diluted net income (loss) per share	$(0.17)	$0.40	$1.04	$(0.04)

Schedule II
INTUIT INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Expense/		End of
(In thousands)	Period	Revenue	Deductions	Period

Year ended July 31, 2008
Allowance for doubtful accounts	$15,248	$14,269	$(13,881)	$15,636
Reserve for product returns	25,833	104,676	(102,599)	27,910
Reserve for rebates	18,918	67,399	(72,909)	13,408

Year ended July 31, 2007
Allowance for doubtful accounts	$11,532	$14,743	$(11,027)	$15,248
Reserve for product returns	29,385	102,592	(106,144)	25,833
Reserve for rebates	8,996	67,642	(57,720)	18,918

Year ended July 31, 2006
Allowance for doubtful accounts	$14,967	$9,222	$(12,657)	$11,532
Reserve for product returns	30,454	83,984	(85,053)	29,385
Reserve for rebates	18,482	62,072	(71,558)	8,996

Note:	Additions to the allowance for doubtful accounts are charged to general and administrative expense. Additions to the reserves for product returns and rebates are charged against revenue.

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2008 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of July 31, 2008 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of Intuit’s Board of Directors.
Ernst & Young LLP, an independent registered public accounting firm, independently assessed the effectiveness of our internal control over financial reporting as of July 31, 2008. Ernst & Young has issued an attestation report concurring with management’s assessment, which is included in Part II, Item 8 of this Annual Report on Form 10-K.
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
None.

PART III
ITEM 10
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except for the information about our executive officers shown below, the information required for this Item 10 is incorporated by reference from our Proxy Statement to be filed in connection with our December 2008 Annual Meeting of Stockholders.
We maintain a Code of Conduct and Ethics that applies to all employees, including all officers. We also maintain a Board of Directors Code of Ethics that applies to all members of our Board of Directors. Our Code of Conduct and Ethics and Board of Directors Code of Ethics incorporate guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. Our Code of Conduct and Ethics and Board of Directors Code of Ethics are published on our Investor Relations Web site at www.intuit.com/about_intuit/investors. We disclose amendments to certain provisions of our Code of Conduct and Ethics and Board of Directors Code of Ethics, or waivers of such provisions granted to executive officers and directors, on this Web site.
EXECUTIVE OFFICERS
The following table shows Intuit’s executive officers as of August 31, 2008 and their areas of responsibility. Their biographies follow the table.

Name	Age	Position

Brad D. Smith	44	President, Chief Executive Officer and Director
William V. Campbell	68	Chairman of the Board of Directors
Scott D. Cook	56	Chairman of the Executive Committee
Laura A. Fennell	47	Senior Vice President, General Counsel and Corporate Secretary
Sasan Goodarzi	40	Senior Vice President and General Manager, Intuit Financial Institutions Division
Rick W. Jensen	49	Senior Vice President and General Manager, Small Business Group
Alexander M. Lintner	46	Senior Vice President, Strategy and Corporate Development and President, Global Business Division
Kiran M. Patel	60	Senior Vice President and General Manager, Consumer Tax Group
R. Neil Williams	55	Senior Vice President and Chief Financial Officer
Jeffrey P. Hank	48	Vice President, Corporate Controller

Mr. Smith has been President and Chief Executive Officer and a member of the Board of Directors since January 2008. He was Senior Vice President and General Manager, Small Business Division from May 2006 to December 2007 and Senior Vice President and General Manager, QuickBooks from May 2005 to May 2006. He also served as Senior Vice President and General Manager, Consumer Tax Group from March 2004 until May 2005 and as Vice President and General Manager of Intuit’s Accountant Central and Developer Network from February 2003 to March 2004. Prior to joining Intuit in February 2003, Mr. Smith was Senior Vice President of Marketing and Business Development at ADP, a provider of business outsourcing solutions, where he held several executive positions from 1996 to 2003. Mr. Smith holds a Bachelor’s degree in Business Administration from Marshall University and a Master’s degree in Management from Aquinas College.
Mr. Campbell has been an Intuit director since May 1994. He has served as Chairman of the Board since August 1998 and was Acting Chief Executive Officer from September 1999 until January 2000. He also served as Intuit’s President and Chief Executive Officer from April 1994 through July 1998. Mr. Campbell also serves on the board of directors of Apple Inc. Mr. Campbell holds a Bachelor of Arts degree in Economics and a Masters of Science degree from Columbia University, where he is Chair of the Board of Trustees.
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
Ms. Fennell has been Senior Vice President, General Counsel and Corporate Secretary since February 2007. She joined Intuit as Vice President, General Counsel and Corporate Secretary in April 2004. Prior to joining Intuit, Ms. Fennell spent nearly eleven years at Sun Microsystems, Inc., most recently as Vice President of Corporate Legal Resources, as well as Acting General Counsel. Prior to joining Sun, she was an associate attorney at Wilson Sonsini, Goodrich & Rosati PC. Ms. Fennell holds a Bachelor of Science degree in Business Administration from California State University, Chico and a Juris Doctor from the University of Santa Clara.
Mr. Goodarzi has been Senior Vice President and General Manager, Intuit Financial Institutions Division since September 2007. From September 2005 to September 2007 he served as Intuit’s Vice President, Professional Tax and from June 2004 to September 2005 he served as Vice President of the Intuit-Branded Software Businesses. Previously, from 2002 to June 2004, Mr. Goodarzi was president of the products group in the process systems division of Invensys, a provider of process automation and controls. Prior to working at Invensys, he held senior leadership roles at Honeywell. Mr. Goodarzi holds a Bachelor’s degree in Electrical Engineering from the University of Central Florida and a Master’s degree in Business Administration from the Kellogg School of Management at Northwestern University.
Mr. Jensen has been Senior Vice President and General Manager of Intuit’s Small Business Group since October 2007. From August 2006 to October 2007, he served as Vice President, Small Business Division. Mr. Jensen joined Intuit in January 2001 and was previously Vice President of product management for Intuit’s Consumer Tax Group. Prior to joining Intuit, Mr. Jensen directed marketing and e-business initiatives at GE Capital and served as vice president of marketing services at U.S. Bancorp. Mr. Jensen holds a Bachelor’s degree in Marketing and Management from California State University, Sacramento and a Master’s degree in Business Administration from the University of Portland.
Mr. Lintner has been Senior Vice President, Strategy and Corporate Development since August 2005 and President, Global Business Division since November 2007. Prior to joining Intuit, Mr. Lintner spent six years with the Boston Consulting Group (BCG) as a vice president and director. Before joining BCG, Mr. Lintner headed the London office of Roland Berger and Partners from 1996 to 1999. Mr. Lintner holds a Bachelor of Business Administration degree from the University of Tulsa and a Master’s degree in Business Administration from Boston College. Mr. Lintner also holds an Executive Certificate in Strategic Retail Management from the Harvard University Graduate School of Business.
Mr. Patel has been Senior Vice President and General Manager, Consumer Tax Group since June 2007. He was Senior Vice President and Chief Financial Officer from September 2005 to January 2008. From August 2001 to September 2005, Mr. Patel served as Executive Vice President and Chief Financial Officer of Solectron Corporation, a provider of electronics supply chain services, where he led finance, legal, investor relations and business development activities. From October 2000 to May 2001, he was the Chief Financial Officer of iMotors, an Internet-based value-added retailer of used cars. Previously, Mr. Patel had a 27-year career with Cummins Inc., where he served in a broad range of finance positions, most recently as Chief Financial Officer and Executive Vice President. Mr. Patel also serves on the board of directors of KLA-Tencor Corporation. Mr. Patel holds a Bachelor of Science degree in Electrical Engineering and a Master’s degree in Business Administration from the University of Tennessee, and he is a certified public accountant.
Mr. Williams joined Intuit in January 2008 as Senior Vice President and Chief Financial Officer. Beginning in 2001, he served as Executive Vice President of Visa U.S.A., Inc., the leading payments company in the U.S., and then from November 2004 to September 2007 served as Chief Financial Officer, leading all financial functions for the company and its subsidiaries. During the same period, Mr. Williams held the dual role of Chief Financial Officer for Inovant LLC, Visa’s global IT organization responsible for global transactions processing and technology development. Mr. Williams holds a Bachelor’s degree in Business Administration from the University of Southern Mississippi and he is a certified public accountant.
Mr. Hank has been Vice President, Corporate Controller since June 2005. He joined Intuit in October 2003 as Director, Accounting Principles Group. From June 2002 until September 2003, Mr. Hank was an Audit Partner at KPMG LLP. From September 1994 until June 2002, Mr. Hank was an Audit Partner at Arthur Andersen LLP. Mr.

Hank holds a Bachelor of Science degree in Business Administration — Accounting and Finance from the University of California at Berkeley.
ITEM 11
EXECUTIVE COMPENSATION
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our December 2008 Annual Meeting of Stockholders.
ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our December 2008 Annual Meeting of Stockholders.
ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our December 2008 Annual Meeting of Stockholders.
ITEM 14
PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our December 2008 Annual Meeting of Stockholders.

PART IV
ITEM 15
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this report:
1.	Financial Statements — See Index to Consolidated Financial Statements in Part II, Item 8.

2.	Financial Statement Schedules — See Index to Consolidated Financial Statements in Part II, Item 8.

3.	Exhibits

Incorporated by
Reference
Exhibit		Filed
Number	Exhibit Description	Herewith	Form/File No.	Date
2.01	Agreement and Plan of Merger by and among Intuit, Durango Acquisition Corporation and Digital Insight Corporation		8-K 000-27459 Filed by Digital Insight	11/30/06

3.01	Restated Intuit Certificate of Incorporation, dated as of January 19, 2000		10-Q	06/14/00

3.02	Bylaws of Intuit, as amended and restated effective May 1, 2002		10-Q	05/31/02

4.01	Form of Specimen Certificate for Intuit’s Common Stock		10-K	09/25/02

4.02	Indenture, dated as of March 7, 2007, between Intuit and The Bank of New York Trust Company, N.A. as trustee		8-K	3/7/07

4.03	Forms of Global Note for Intuit’s 5.40% Senior Notes due 2012 and 5.75% Senior Notes due 2017		8-K	3/12/07

10.01+	Intuit Inc. 2005 Equity Incentive Plan, as amended through December 15, 2006		S-8 333-139452	12/18/06

10.02+	Intuit Inc. 2005 Equity Incentive Plan, as amended through December 14, 2007		S-8 333-148112	12/17/07

10.03+	Intuit Inc. 2005 Equity Incentive Plan, as amended through April 23, 2008		8-K	4/28/08

10.04+	2005 Equity Incentive Plan Form of Non-Qualified Stock Option — New Hire, Promotion or Retention Grant		10-Q	12/10/04

10.05+	2005 Equity Incentive Plan Form of Non-Qualified Stock Option — Focal Grant		10-Q	12/10/04

10.06+	2005 Equity Incentive Plan Form of Restricted Stock Unit Award — Executive Stock Ownership Program Matching Unit		10-Q	12/10/04

10.07+	2005 Equity Incentive Plan Form of Non-Qualified Stock Option — Stephen Bennett Grant		10-Q	12/10/04

10.08+	2005 Equity Incentive Plan Form of Non-Employee Director Option — Initial Grant		10-Q	12/10/04

10.09+	2005 Equity Incentive Plan Form of Non-Employee Director Option — Succeeding Grant		10-Q	12/10/04

10.10+	2005 Equity Incentive Plan Form of Non-Employee Director Option — Committee Grant		10-Q	12/10/04

10.11+	Form of CEO Restricted Stock Unit Award Agreement for fiscal year ended July 31, 2005 (performance based vesting)		8-K	8/2/05

10.12+	Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting)	X

10.13+	Form of Restricted Stock Unit Award Agreement (Service-Based Vesting)		8-K	7/31/06

10.14+	Restricted Stock Unit Award Agreement for Chief Executive Officer dated August 25, 2006		10-K	9/15/06

Incorporated by
Reference
Exhibit		Filed
Number	Exhibit Description	Herewith	Form/File No.	Date
10.15+	Intuit Inc. Management Stock Purchase Program		10-Q	12/1/06

10.16+	Intuit Inc. Management Stock Purchase Program, as amended October 23, 2007	X

10.17+	Form of Restricted Stock Unit Grant Agreement for MSPP Purchased Award		10-Q	12/1/06

10.18+	Form of Restricted Stock Unit Grant Agreement for MSPP Matching Award		10-Q	12/1/06

10.19+	Form of Performance-based Restricted Stock Unit Agreement for key employees of Digital Insight		8-K	2/7/07

10.20+	Digital Insight Corporation 1997 Stock Plan, Form of Stock Option Agreement under the Digital Insight Corporation 1997 Stock Plan and the Notice of Grant of Stock Purchase Right under the Digital Insight Corporation 1999 Stock Plan		S-1 333-81547 Filed by Digital Insight	6/25/99

10.21+	Digital Insight Corporation 1999 Stock Plan and Form of Stock Option Agreement under the Digital Insight Corporation 1999 Stock Plan		S-1/A 333-81547 Filed by Digital Insight	9/13/99

10.22+	First, Second and Third Amendments to the Digital Insight Corporation 1999 Stock Plan		10-Q Filed by Digital Insight	5/15/01

10.23+	Homestead.com Incorporated 1996 Stock Option Plan, as amended		S-8	1/10/08

10.24+	Form of Stock Option Agreement under the Homestead.com Incorporated 1996 Stock Option Plan		S-8	1/10/08

10.25+	Homestead Technologies Inc. 2006 Equity Incentive Plan, as amended		S-8	1/10/08

10.26+	Form of Stock Option Agreement and Option Grant Notice under Homestead Technologies Inc. 2006 Equity Incentive Plan		S-8	1/10/08

10.27+	Form of Homestead Technologies Inc. 2006 Equity Incentive Plan Award Agreement for Restricted Stock Units		S-8	1/10/08

10.28+	Form of Intuit Inc. Stock Option Assumption Agreement		S-8	2/9/07

10.29+	Form of Executive Promotion/New Hire Stock Option Agreement	X

10.30+	Form of Executive Restricted Stock Unit Agreement (performance vesting)	X

10.31+	Intuit Executive Relocation Policy		10-Q	12/5/05

10.32+	Intuit Inc. 2005 Executive Deferred Compensation Plan, effective January 1, 2005		10-Q	12/10/04

10.33+	Intuit 2002 Equity Incentive Plan and related plan documents, as amended through July 30, 2003		10-K	9/19/03

10.34+	Intuit 1993 Equity Incentive Plan, as amended through January 16, 2002		10-Q	02/28/02

10.35+	Intuit Employee Stock Purchase Plan, as amended through December 15, 2006		S-8 333-139452	12/18/06

10.36+	Description of Intuit Inc. Executive Stock Ownership and Matching Unit Program		10-K	9/26/05

10.37+	Intuit 1996 Directors Stock Option Plan and forms of Agreement, as amended by the Board on January 30, 2003		10-Q	02/28/03

10.38+	Intuit 1998 Option Plan for Mergers and Acquisitions and form of Agreement, as amended through July 29, 2003		10-K	9/19/03

10.39+	Intuit Form of Amendment to All Stock Options Outstanding at February 19, 1999		10-K	10/12/99

10.40+	Intuit Inc. Performance Incentive Plan for Fiscal Year 2009		8-K	7/25/08

10.41+	Intuit Inc. Performance Incentive Plan for Fiscal Year 2008		8-K	7/30/07

10.42+	Intuit Executive Deferred Compensation Plan, effective March 15, 2002		10-Q	05/31/02

Incorporated by
Reference
Exhibit		Filed
Number	Exhibit Description	Herewith	Form/File No.	Date
10.43+	Intuit Senior Executive Incentive Plan adopted on December 12, 2002		DEF 14A Appendix 3	10/23/02

10.44+	Intuit Senior Executive Incentive Plan adopted on October 23, 2007		8-K	12/17/07

10.45+	Form of Indemnification Agreement entered into by Intuit with each of its directors and certain officers		10-K	09/25/02

10.46+	Form of Stock Bonus Agreement (Matching Unit) under the Intuit 2002 Equity Incentive Plan related to the Executive Stock Ownership Program		10-Q	12/05/03

10.47+	Transition Agreement dated August 21, 2007 between Intuit and Stephen M. Bennett		8-K	08/22/07

10.48+	Amended and Restated Employment Agreement between Intuit and Stephen M. Bennett, dated July 30, 2003		8-K	08/01/03

10.49+	Restricted Stock Purchase Agreement, with respect to 150,000 shares of Intuit Common Stock between Intuit and Stephen M. Bennett, dated January 24, 2000		S-8 333-51700	12/12/00

10.50+	Restricted Stock Purchase Agreement, with respect to 75,000 shares of Intuit Common Stock between Intuit and Stephen M. Bennett, dated January 24, 2000		S-8 333-51700	12/12/00

10.51+	Amendment No. 1 to Restricted Stock Purchase Agreement, with respect to 150,000 shares of Intuit Common Stock dated January 24, 2000 between Intuit and Stephen M. Bennett, dated January 17, 2001		10-Q	06/13/01

10.52+	Amendment No. 1 to Restricted Stock Purchase Agreement, with respect to 75,000 shares of Intuit Common Stock dated January 24, 2000 between Intuit and Stephen M. Bennett, dated January 17, 2001		10-Q	06/13/01

10.53+	Amended and Restated Secured Balloon Payment Promissory Note between Intuit and Stephen M. Bennett, dated November 26, 2001		10-Q	02/28/02

10.54+	Share Repurchase Agreement between Intuit and Stephen M. Bennett, dated March 27, 2003		10-Q	05/30/03

10.55+	2002 Equity Incentive Plan Stock Bonus Award Agreement between Intuit and Stephen M. Bennett dated July 30, 2003		10-K	9/19/03

10.56+	Share Repurchase Agreement dated February 23, 2004 between Intuit and Stephen M. Bennett		10-Q	06/14/04

10.57+	Intuit Inc. 2002 Plan Option Grant Agreement between Stephen M. Bennett and Intuit Inc. dated July 31, 2004		10-Q	12/10/04

10.58+	Intuit Inc. 2002 Equity Incentive Plan Stock Bonus Agreement - Restricted Stock Units — between Stephen M. Bennett and Intuit Inc. dated July 31, 2004		10-Q	12/10/04

10.59+	Share Repurchase Agreement dated February 25, 2005 between Intuit and Stephen M. Bennett		8-K	2/28/05

10.60+	Share Repurchase Agreement between Intuit and Stephen M. Bennett, dated February 27, 2007		8-K	2/28/07

10.61+	Transitions Terms Agreement dated June 14, 2007 between Intuit and Robert B. (Brad) Henske		8-K	6/14/07

10.62+	Letter Regarding Terms of Employment by and between Intuit Inc. and Mr. Brad D. Smith, dated October 1, 2007		8-K	10/5/07

10.63+	Letter Regarding Terms of Employment by and between Intuit Inc. and Mr. R. Neil Williams, dated November 2, 2007		8-K	11/8/07

10.64+	Separation Terms and General Release Agreement dated February 4, 2008 between Intuit and Jeffrey E. Stiefler		8-K	2/8/08

10.65+	Employment Agreement dated September 2, 2005 between Intuit and Kiran Patel		8-K	9/8/05

10.66+	Offer Letter Agreement dated June 24, 2005 between Intuit and Alexander M. Lintner and accepted by Mr. Lintner on June 29, 2005		8-K	7/6/05

10.67+	Director Compensation Agreement between Intuit and Dennis D. Powell, dated February 11, 2004		10-Q	06/14/04

Incorporated by
Reference
Exhibit		Filed
Number	Exhibit Description	Herewith	Form/File No.	Date
10.68	Bridge Credit Agreement dated as of January 31, 2007, by and among Intuit, the Lenders parties thereto, Chase Lincoln First Commercial Corporation, as syndication agent, and Citicorp North America, Inc., as administrative agent.		8-K	2/1/07

10.69	Five Year Credit Agreement dated as of March 22, 2007, by and among Intuit, the Lenders parties thereto, JPMorgan Chase Bank, N.A., as syndication agent, and Citicorp USA, Inc., as administrative agent		8-K	3/22/07

10.70	Free On-Line Electronic Tax Filing Agreement Amendment, effective as of October 30, 2005 between the Internal Revenue Service and the Free File Alliance, LLC		10-Q	12/5/05

10.71#	Master Services Agreement between Intuit and Arvato Services, Inc., dated May 28, 2003		10-K	9/19/03

10.72	Second Amendment to Master Service Agreement between Intuit and Arvato Services, Inc., effective May 29, 2007		10-K	9/14/07

10.73#	Amendment 3 to Master Services Agreement between Intuit and Arvato Services, Inc., effective April 1, 2008		10-Q	5/30/08

10.74#	Lease, dated as of March 28, 2005, made by and between Kilroy Realty, L.P. and Intuit Inc. for property located on Torrey Santa Fe Road, San Diego		10-Q	6/7/05

10.75	First Amendment to Lease, dated as of March 31, 2006, by and between Intuit and Kilroy Realty, L.P. for property in San Diego, California		10-Q	6/9/06

10.76	Lease Expiration Advancement Agreement effective July 31, 2003 between Intuit and Charleston Properties for 2475, 2500, 2525, 2535 and 2550 Garcia Avenue and 2650, 2675, 2700 and 2750 Coast Avenue, Mountain View, CA		10-K	9/19/03

10.77	Lease Agreement dated as of July 31, 2003 between Intuit and Charleston Properties for 2475, 2500, 2525, 2535 and 2550 Garcia Avenue, Mountain View, CA		10-K	9/19/03

10.78	Lease Agreement dated as of July 31, 2003 between Intuit and Charleston Properties for 2650, 2675, 2700 and 2750 Coast Avenue and 2600 Casey Avenue, Mountain View, California		10-K	9/19/03

10.79	Lease Agreement dated as of March 29, 1999 between Intuit and various parties as Landlord for 2632 Marine Way, Mountain View, California		10-K	10/13/01

10.80	Build-to-Suit Lease Agreement dated as of June 9, 1995 between Intuit and Kilroy Realty Corporation, successor to UTC Greenwich Partners, a California limited partnership for 6200 and 6220 Greenwich, San Diego, California		10-K	9/24/04

10.81	Amendment to Lease Agreement dated as of June 9, 1995, dated April 14, 1998 between Intuit and Kilroy Realty L.P., successor to UTC Greenwich Partners, L.P.		10-K	10/6/98

10.82	Standard Office Lease for Calabasas facility dated August 4, 1997, by and between Arden Realty Limited Partnership and Digital Insight		S-1 333-81547 Filed by Digital Insight	9/30/99

10.83	Third Amendment dated May 23, 2003 to the Calabasas Standard Office Lease between Arden Realty Finance III, LLC and Digital Insight		10-K Filed by Digital Insight	3/10/04

10.84	Standard Office Lease for Westlake Village facility dated as of March 6, 2000, by and between Arden Realty Finance Partnership, LP and Digital Insight		10-Q Filed by Digital Insight	5/15/00

Incorporated by
Reference
Exhibit		Filed
Number	Exhibit Description	Herewith	Form/File No.	Date
10.85	Second Amendment dated May 23, 2003 to the Westlake Village Standard Office Lease between Arden Realty Finance Partnership, LP and Digital Insight		10-K Filed by Digital Insight	3/10/04

10.86	Office Lease dated as of November 15, 2006 between LNR Warner Center IV, LLC and Intuit for 21215 Burbank Boulevard, Woodland Hills, California	X

21.01	List of Intuit’s Subsidiaries	X

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X

24.01	Power of Attorney (see signature page)	X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01	Section 1350 Certification (Chief Executive Officer) *	X

32.02	Section 1350 Certification (Chief Financial Officer) *	X

+	Indicates a management contract or compensatory plan or arrangement

#	We have requested confidential treatment for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission (SEC). We omitted such portions from this filing and filed them separately with the SEC.

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Intuit specifically incorporates it by reference.
(b)	Exhibits

See Item 15(a)(3) above.

(c)	Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC.
Dated: September 12, 2008	By:	/s/ R. NEIL WILLIAMS
R. Neil Williams
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY
By signing this Annual Report on Form 10-K below, I hereby appoint each of Brad D. Smith and R. Neil Williams as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form 10-K (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

Principal Executive Officer:

/s/ BRAD D. SMITH Brad D. Smith	President, Chief Executive Officer and Director	September 12, 2008

Principal Financial Officer:

/s/ R. NEIL WILLIAMS R. Neil Williams	Senior Vice President and Chief Financial Officer	September 12, 2008

Principal Accounting Officer:

/s/ JEFFREY P. HANK Jeffrey P. Hank	Vice President, Corporate Controller	September 12, 2008

Additional Directors:

/s/ STEPHEN M. BENNETT Stephen M. Bennett	Director	September 12, 2008

/s/ CHRISTOPHER W. BRODY Christopher W. Brody	Director	September 12, 2008

/s/ WILLIAM V. CAMPBELL William V. Campbell	Chairman of the Board of Directors	September 12, 2008

/s/ SCOTT D. COOK Scott D. Cook	Director	September 12, 2008

/s/ DIANE B. GREENE Diane B. Greene	Director	September 12, 2008

/s/ MICHAEL R. HALLMAN Michael R. Hallman	Director	September 12, 2008

/s/ EDWARD A. KANGAS Edward A. Kangas	Director	September 12, 2008

/s/ SUZANNE NORA JOHNSON Suzanne Nora Johnson	Director	September 12, 2008

/s/ DENNIS D. POWELL Dennis D. Powell	Director	September 12, 2008

/s/ STRATTON D. SCLAVOS Stratton D. Sclavos	Director	September 12, 2008

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
10.12+	Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting)

10.16+	Intuit Inc. Management Stock Purchase Program, as amended October 23, 2007

10.29+	Form of Executive Promotion/New Hire Stock Option Agreement

10.30+	Form of Executive Restricted Stock Unit Agreement (performance vesting)

10.86	Office Lease dated as of November 15, 2006 between LNR Warner Center IV, LLC and Intuit for 21215 Burbank Boulevard, Woodland Hills, California

21.01	List of Intuit’s Subsidiaries

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.01	Power of Attorney (see signature page)

31.01	Certification of Chief Executive Officer

31.02	Certification of Chief Financial Officer

32.01	Section 1350 Certification (Chief Executive Officer) *

32.02	Section 1350 Certification (Chief Financial Officer) *

+	Indicates a management contract or compensatory plan or arrangement

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Intuit specifically incorporates it by reference.