Form 10-Q
period 2008-10-31
INTUIT INC
filed 2008-12-04
CIK 896878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2008
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 320,060,903 shares of Common Stock, $0.01 par value, were outstanding at November 25, 2008.

INTUIT INC.
FORM 10-Q
INDEX

		Page
		Number
PART I	FINANCIAL INFORMATION

ITEM 1:	Financial Statements

	Condensed Consolidated Statements of Operations for the three months ended October 31, 2008 and 2007	3

	Condensed Consolidated Balance Sheets at October 31, 2008 and July 31, 2008	4

	Condensed Consolidated Statements of Stockholders’ Equity for the three months ended October 31, 2008 and 2007	5

	Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 2008 and 2007	6

	Notes to Condensed Consolidated Financial Statements	7

ITEM 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	24

ITEM 3:	Quantitative and Qualitative Disclosures about Market Risk	39

ITEM 4:	Controls and Procedures	41

PART II	OTHER INFORMATION

ITEM 1:	Legal Proceedings	42

ITEM 1A:	Risk Factors	43

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds	45

ITEM 6:	Exhibits	46

	Signatures	47

EX-10.01
EX-10.02
EX-10.03
EX-10.04
EX-10.05
EX-31.01
EX-31.02
EX-32.01
EX-32.02
Intuit, the Intuit logo, QuickBooks, TurboTax, Lacerte, ProSeries, Digital Insight and Quicken, among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners.

PART I
ITEM 1
FINANCIAL STATEMENTS
INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	October 31,	October 31,
(In thousands, except per share amounts; unaudited)	2008	2007

Net revenue:
Product	$220,553	$218,620
Service and other	260,826	226,318

Total net revenue	481,379	444,938

Costs and expenses:
Cost of revenue:
Cost of product revenue	33,400	33,747
Cost of service and other revenue	111,708	97,454
Amortization of purchased intangible assets	15,213	12,814
Selling and marketing	186,186	169,659
Research and development	136,217	149,336
General and administrative	65,097	77,115
Acquisition-related charges	9,588	8,012

Total costs and expenses	557,409	548,137

Operating loss from continuing operations	(76,030)	(103,199)
Interest expense	(11,731)	(14,049)
Interest and other income (expense)	(1,868)	17,191
Gains on marketable equity securities and other investments, net	577	713
Gain on sale of outsourced payroll assets	—	23,951

Loss from continuing operations before income taxes	(89,052)	(75,393)
Income tax benefit	(37,117)	(28,328)
Minority interest expense, net of tax	209	506

Net loss from continuing operations	(52,144)	(47,571)
Net income from discontinued operations	—	26,767

Net loss	$(52,144)	$(20,804)

Basic and diluted net loss per share from continuing operations	$(0.16)	$(0.14)
Basic and diluted net income per share from discontinued operations	—	0.08

Basic and diluted net loss per share	$(0.16)	$(0.06)

Shares used in basic and diluted per share calculations	323,269	337,584

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	July 31,
(In thousands; unaudited)	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$169,557	$413,340
Investments	289,031	414,493
Accounts receivable, net	142,980	127,230
Income taxes receivable	157,966	60,564
Deferred income taxes	90,534	101,730
Prepaid expenses and other current assets	58,242	45,457

Current assets before funds held for customers	908,310	1,162,814
Funds held for customers	327,526	610,748

Total current assets	1,235,836	1,773,562

Long-term investments	288,354	288,310
Property and equipment, net	533,427	507,499
Goodwill	1,693,666	1,698,087
Purchased intangible assets, net	248,354	273,087
Long-term deferred income taxes	27,648	52,491
Other assets	78,465	73,548

Total assets	$4,105,750	$4,666,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$131,238	$115,198
Accrued compensation and related liabilities	116,481	229,819
Deferred revenue	339,857	359,936
Income taxes payable	174	16,211
Other current liabilities	112,462	135,326

Current liabilities before customer fund deposits	700,212	856,490
Customer fund deposits	327,526	610,748

Total current liabilities	1,027,738	1,467,238

Long-term debt	998,042	997,996
Other long-term obligations	125,763	121,489

Total liabilities	2,151,543	2,586,723

Commitments and contingencies
Minority interest	7,182	6,907

Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	2,428,548	2,407,749
Treasury stock, at cost	(2,852,851)	(2,786,499)
Accumulated other comprehensive income	1,155	7,722
Retained earnings	2,370,173	2,443,982

Total stockholders’ equity	1,947,025	2,072,954

Total liabilities and stockholders’ equity	$4,105,750	$4,666,584

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders’
(Dollars in thousands; unaudited)	Shares	Amount	Capital	Stock	Income	Earnings	Equity

Balance at July 31, 2008	322,599,830	$3,226	$2,404,523	$(2,786,499)	$7,722	$2,443,982	$2,072,954
Components of comprehensive net loss:
Net loss	—	—	—	—	—	(52,144)	(52,144)
Other comprehensive loss, net of tax	—	—	—	—	(6,567)	—	(6,567)

Comprehensive net loss							(58,711)
Issuance of common stock under employee stock plans	3,863,894	39	—	83,066	—	(5,932)	77,173
Restricted stock units released, net of taxes	723,363	7	(13,857)	15,726	—	(15,733)	(13,857)
Issuance of restricted stock units pursuant to Management Stock Purchase Plan	—	—	2,295	—	—	—	2,295
Stock repurchases under stock repurchase programs	(6,021,307)	(60)	—	(165,144)	—	—	(165,204)
Tax benefit from employee stock option transactions	—	—	10,622	—	—	—	10,622
Share-based compensation	—	—	21,753	—	—	—	21,753

Balance at October 31, 2008	321,165,780	$3,212	$2,425,336	$(2,852,851)	$1,155	$2,370,173	$1,947,025

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders’
(Dollars in thousands; unaudited)	Shares	Amount	Capital	Stock	Income	Earnings	Equity

Balance at July 31, 2007	339,157,302	$3,391	$2,247,755	$(2,207,114)	$6,096	$1,984,885	$2,035,013
Components of comprehensive net loss:
Net loss	—	—	—	—	—	(20,804)	(20,804)
Other comprehensive income, net of tax	—	—	—	—	2,615	—	2,615

Comprehensive net loss							(18,189)
Issuance of common stock under employee stock plans	2,597,186	26	—	56,124	—	(4,815)	51,335
Restricted stock units released, net of taxes	8,157	—	(136)	177	—	(177)	(136)
Issuance of restricted stock units pursuant to Management Stock Purchase Plan	—	—	2,284	—	—	—	2,284
Stock repurchases under stock repurchase programs	(8,118,939)	(81)	—	(249,917)	—	—	(249,998)
Tax benefit from employee stock option transactions	—	—	11,800	—	—	—	11,800
Share-based compensation (1)	—	—	26,701	—	—	—	26,701

Balance at October 31, 2007	333,643,706	$3,336	$2,288,404	$(2,400,730)	$8,711	$1,959,089	$1,858,810

(1)	Includes $26,655 for continuing operations and $46 for Intuit Distribution Management Solutions discontinued operations.
See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	October 31,	October 31,
(In thousands; unaudited)	2008	2007
Cash flows from operating activities:
Net loss (1)	$(52,144)	$(20,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	33,585	26,222
Amortization of intangible assets	27,157	22,648
Share-based compensation	21,753	26,701
Pre-tax gain on sale of outsourced payroll assets	—	(23,951)
Pre-tax gain on sale of IDMS (1)	—	(45,667)
Deferred income taxes	45,007	7,247
Tax benefit from share-based compensation plans	10,622	11,800
Excess tax benefit from share-based compensation plans	(6,127)	(8,255)
Other	5,133	(372)

Subtotal	84,986	(4,431)

Changes in operating assets and liabilities:
Accounts receivable	(16,724)	(10,471)
Prepaid expenses, income taxes receivable and other assets	(120,910)	(34,686)
Accounts payable	21,575	35,998
Accrued compensation and related liabilities	(112,619)	(92,676)
Deferred revenue	(17,781)	(15,697)
Income taxes payable	(14,162)	(26,193)
Other liabilities	(24,046)	(13,207)

Total changes in operating assets and liabilities	(284,667)	(156,932)

Net cash used in operating activities (1)	(199,681)	(161,363)

Cash flows from investing activities:
Purchases of available-for-sale debt securities	(36,072)	(289,490)
Sales of available-for-sale debt securities	147,906	349,506
Maturities of available-for-sale debt securities	10,795	131,000
Net change in funds held for payroll customers’ money market funds and other cash equivalents	283,222	39,095
Purchases of property and equipment	(67,210)	(65,275)
Net change in payroll customer fund deposits	(283,222)	(39,095)
Cash received from acquirer of outsourced payroll assets	—	20,022
Proceeds from divestiture of businesses	—	97,147
Other	2,278	(9,315)

Net cash provided by investing activities	57,697	233,595

Cash flows from financing activities:
Net proceeds from issuance of common stock and release of restricted stock units under employee stock plans	63,316	51,199
Purchase of treasury stock	(165,204)	(249,998)
Excess tax benefit from share-based compensation plans	6,127	8,255
Issuance of restricted stock units pursuant to Management Stock Purchase Plan	2,295	2,284
Other	(763)	1,106

Net cash used in financing activities	(94,229)	(187,154)

Effect of exchange rates on cash and cash equivalents	(7,570)	5,789

Net decrease in cash and cash equivalents	(243,783)	(109,133)
Cash and cash equivalents at beginning of period	413,340	255,201

Cash and cash equivalents at end of period	$169,557	$146,068

(1)	Because the operating cash flows of our Intuit Distribution Management Solutions (IDMS) discontinued operations were not material for any period presented, we have not segregated them from continuing operations on these statements of cash flows. We have presented the effect of the gain on disposal of IDMS on the statement of cash flows for the three months ended October 31, 2007. See Note 4 to the financial statements.
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
Basis of Presentation
These condensed consolidated financial statements include the financial statements of Intuit and its wholly owned subsidiaries. We have eliminated all significant intercompany balances and transactions in consolidation. In December 2007 we acquired Homestead Technologies Inc. for total consideration of approximately $170 million and in February 2008 we acquired Electronic Clearing House, Inc. for a total purchase price of approximately $131 million. Accordingly, we have included the results of operations for these two companies in our consolidated results of operations from the respective dates of acquisition. The condensed consolidated financial statements also include the financial position, results of operations and cash flows of Superior Bankcard Services, LLC (SBS), an entity that acquires merchant accounts for our Innovative Merchant Solutions business. We are allocated 51% of the earnings and losses of this entity and 100% of the losses in excess of the minority interest capital balances. We therefore eliminate the portion of the SBS financial results that pertain to the minority interests on a separate line in our statements of operations and on our balance sheets.
As discussed in Note 4, in August 2007 we sold our Intuit Distribution Management Solutions (IDMS) business. In accordance with accounting rules, we have reclassified our financial statements for all periods prior to the sale to reflect IDMS as a discontinued operation. Unless otherwise noted, discussions in these notes pertain to our continuing operations.
We have reclassified certain amounts previously reported in our financial statements to conform to the current presentation, including amounts related to discontinued operations and reportable segments.
We have included all normal recurring adjustments and the adjustments for discontinued operations that we considered necessary to give a fair presentation of our operating results for the periods presented. These condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2008. Results for the three months ended October 31, 2008 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2009 or any other future period.
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

The following table presents the composition of shares used in the computation of basic and diluted net loss per share for the periods indicated.

	Three Months Ended
	October 31,	October 31,
(In thousands, except per share amounts)	2008	2007

Numerator:
Net loss from continuing operations	$(52,144)	$(47,571)
Net income from discontinued operations	—	26,767

Net loss	$(52,144)	$(20,804)

Denominator:
Shares used in basic and diluted per share amounts:
Weighted average common shares outstanding	323,269	337,584

Basic and diluted net loss per share:
Basic and diluted net loss per share from continuing operations	$(0.16)	$(0.14)
Basic and diluted net income per share from discontinued operations	—	0.08

Basic and diluted net loss per share	$(0.16)	$(0.06)

Weighted average stock options and restricted stock units excluded from calculation due to anti-dilutive effect:
Stock options that would have been included in the computation of dilutive common equivalent shares outstanding if net income had been reported in the period	24,935	35,544
Restricted stock units that would have been included in the computation of dilutive common equivalent shares outstanding if net income had been reported in the period	6,856	4,778
Stock options with combined exercise prices and unrecognized compensation expense that were greater than the average market price for the common stock during the period	22,966	17,957

	54,757	58,279

Significant Customers
No customer accounted for 10% or more of total net revenue in the three months ended October 31, 2008 or 2007. No customer accounted for 10% or more of total accounts receivable at October 31, 2008 or July 31, 2008.
Recent Accounting Pronouncements
SFAS 157, “Fair Value Measurements"
In September 2006 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value. This standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008 the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157,” which partially defers the effective date of SFAS 157 for one year for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). In October 2008 the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. On August 1, 2008 we adopted the provisions of SFAS 157 related to financial assets and financial liabilities and to non-financial assets and non-financial liabilities that we recognize or disclose at fair value on a recurring basis. We also adopted FSP 157-3 on that date. See Note 8. In accordance with FSP 157-2, we have delayed the implementation of the provisions of SFAS 157 related to the fair value of goodwill, other intangible assets and non-financial long-lived assets until our fiscal year beginning August 1, 2009. We are in the process of evaluating these portions of the standard and therefore have not yet determined the impact that their adoption will have on our financial position, results of operations or cash flows.
SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”
In February 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new standard does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157, “Fair Value Measurements,” and SFAS 107, “Disclosures about Fair Value of Financial Instruments.” SFAS 159 is effective for fiscal years beginning after November 15, 2007. On August 1, 2008 we adopted SFAS 159 but did not elect the fair value option for any additional financial assets or liabilities that we held at that date.
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
FSP SFAS 142-3, “Determination of the Useful Life of Intangible Assets”
In April 2008 the FASB issued FSP SFAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” This new staff position is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations.” FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008, which means that it will be effective for our fiscal year beginning August 1, 2009. We are in the process of evaluating this staff position and therefore have not yet determined the impact that adoption of FSP SFAS 142-3 will have on our financial position, results of operations or cash flows.
2. Cash and Cash Equivalents, Investments and Funds Held for Customers
We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of AAA-rated money market funds in all periods presented. Investments consist of available-for-sale investment-grade debt securities that we carry at fair value. Funds held for customers consist of cash and AAA-rated money market funds. Long-term investments consist primarily of municipal auction rate securities that we carry at fair value. Due to a decrease in liquidity in the global credit markets, we estimate the fair values of these municipal auction rate securities based on a discounted cash flow model that we prepare and inputs from third parties. See Note 8 for more information. Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market funds, we diversify our investments by limiting our holdings with any individual issuer.
The following table summarizes our cash and cash equivalents, investments and funds held for customers by balance sheet classification at the dates indicated.

	October 31, 2008		July 31, 2008
(In thousands)	Cost	Fair Value	Cost	Fair Value
Classification on balance sheets:
Cash and cash equivalents	$169,557	$169,557	$413,340	$413,340
Investments	288,304	289,031	412,075	414,493
Funds held for customers	327,526	327,526	610,748	610,748
Long-term investments	288,354	288,354	288,310	288,310

Total cash and cash equivalents, investments and funds held for customers	$1,073,741	$1,074,468	$1,724,473	$1,726,891

The following table summarizes our cash and cash equivalents, investments and funds held for customers by investment category at the dates indicated.

	October 31, 2008		July 31, 2008
(In thousands)	Cost	Fair Value	Cost	Fair Value
Type of issue:
Total cash and cash equivalents	$497,083	$497,083	$1,024,088	$1,024,088
Available-for-sale debt securities:
Municipal bonds	248,974	249,915	330,436	332,534
Municipal auction rate securities	285,050	285,050	285,325	285,325
U.S. agency securities	25,999	26,030	74,476	74,796
Corporate notes	13,331	13,086	7,163	7,163

Total available-for-sale debt securities	573,354	574,081	697,400	699,818
Other long-term investments	3,304	3,304	2,985	2,985

Total cash and cash equivalents, investments and funds held for customers	$1,073,741	$1,074,468	$1,724,473	$1,726,891

We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income in the stockholders’ equity section of our balance sheets. Gross unrealized gains and losses on our available-for-sale debt securities were as follows at the dates indicated.

(In thousands)			October 31, 2008	July 31, 2008
Gross unrealized gains			$1,117	$2,482
Gross unrealized losses			(390)	(64)
Net unrealized gain			$727	$2,418

We include realized gains and losses on our available-for-sale debt securities in interest and other income in our statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the three months ended October 31, 2008 and 2007 were not significant.

See Note 8 for a discussion of the fair value of our municipal auction rate securities, which we classify as long-term investments on our balance sheets. The gross unrealized losses related to $97.1 million in short-term available-for-sale debt securities that were in a continuous unrealized loss position for less than 12 months at October 31, 2008 were not significant. At that date we held no securities that were in a continuous unrealized loss position for longer than 12 months. We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held at October 31, 2008 were not other-than-temporarily impaired. While certain available-for-sale debt securities have fair values that are below cost, we believe that if the securities were held to maturity it is probable that principal and interest would be collected in accordance with contractual terms. We believe that the unrealized losses at October 31, 2008 are due to changes in interest rates and not due to increased credit risk.

The following table summarizes our available-for-sale debt securities classified by the stated maturity date of the security at the dates indicated.

	October 31, 2008		July 31, 2008
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due within one year	$142,485	$143,417	$108,753	$109,562
Due within two years	113,387	113,125	207,157	208,144
Due within three years	5,333	5,325	10,379	10,402
Due after three years	312,149	312,214	371,111	371,710

Total available-for-sale debt securities	$573,354	$574,081	$697,400	$699,818

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

The components of accumulated other comprehensive income, net of income taxes, were as shown in the following table for the periods indicated. The realized gain on derivative instruments relates to two interest rate swaps that we entered into in December 2006 and settled in March 2007 in connection with the senior notes described in Note 7. We are amortizing the realized gain to interest expense over the term of the related notes.

	Unrealized	Realized
	Gain (Loss)	Gain on	Foreign
	on	Derivative	Currency
(In thousands)	Investments	Instruments	Translation	Total

Balance at July 31, 2008	$1,457	$392	$5,873	$7,722
Unrealized loss, net of income tax benefit of $693	(1,050)	—	—	(1,050)
Reclassification adjustment for realized loss included in net loss, net of income tax provision of $21	31	—	—	31
Amortization of realized gain on derivative instruments, net of income tax benefit of $7	—	(11)	—	(11)
Translation adjustment, net of income tax benefit of $3,654	—	—	(5,537)	(5,537)

Other comprehensive loss	(1,019)	(11)	(5,537)	(6,567)

Balance at October 31, 2008	$438	$381	$336	$1,155

Balance at July 31, 2007	$(105)	$433	$5,768	$6,096
Unrealized gain, net of income tax provision of $312	474	—	—	474
Reclassification adjustment for realized gain included in net loss, net of income tax benefit of $1	(1)	—	—	(1)
Amortization of realized gain on derivative instruments, net of income tax benefit of $7	—	(10)	—	(10)
Translation adjustment, net of income tax provision of $1,421	—	—	2,152	2,152

Other comprehensive income	473	(10)	2,152	2,615

Balance at October 31, 2007	$368	$423	$7,920	$8,711

Comprehensive net loss was as follows for the periods indicated:

	Three Months Ended
	October 31,	October 31,
(In thousands)	2008	2007

Net loss	$(52,144)	$(20,804)
Other comprehensive (loss) income	(6,567)	2,615

Comprehensive net loss, net of income taxes	$(58,711)	$(18,189)

Income tax (benefit) provision netted against other comprehensive (loss) income	$(4,333)	$1,725

4. Dispositions and Discontinued Operations
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
Sale of Outsourced Payroll Assets
In March 2007 we sold certain assets related to our Complete Payroll and Premier Payroll Service businesses to Automatic Data Processing, Inc. (ADP) for a price of up to approximately $135 million in cash. The final purchase price was contingent upon the number of customers that transitioned to ADP pursuant to the purchase agreement over a period of approximately one year from the date of sale. In the three months ended October 31, 2007 we recorded a pre-tax gain of $24.0 million on our statement of operations for customers who transitioned to ADP during that period. We received a total purchase price of $93.6 million and recorded a total pre-tax gain of $83.2 million from the inception of this transaction through its completion in the third quarter of fiscal 2008.
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
Payroll and Payments product revenue is derived primarily from QuickBooks Payroll, a family of products sold on a subscription basis offering payroll tax tables, federal and state payroll tax forms, and electronic tax payment and filing to small businesses that prepare their own payrolls. Payroll and Payments service and other revenue is derived from small business payroll services as well as from merchant services provided by our Innovative Merchant Solutions business that include credit and debit card processing, electronic check conversion and automated clearing house services. Service and other revenue for this segment also includes interest earned on funds held for payroll customers.
Consumer Tax product revenue is derived primarily from TurboTax federal and state consumer and small business desktop tax return preparation software. Consumer Tax service and other revenue is derived primarily from TurboTax Online tax return preparation services and electronic filing services.

Accounting Professionals product revenue is derived primarily from Lacerte and ProSeries professional tax preparation software products and from QuickBooks Premier Accountant Edition and ProAdvisor Program for professional accountants. Accounting Professionals service and other revenue is derived primarily from electronic filing services, bank product transmission services and training services.
Financial Institutions service and other revenue is derived primarily from outsourced online banking software products that are hosted in our data centers and delivered as on-demand service offerings to banks and credit unions by our Digital Insight business.

Our Other Businesses segment consists primarily of Quicken, Intuit Real Estate Solutions (IRES), and our business in Canada. Quicken product revenue is derived primarily from Quicken desktop software products. Quicken service and other revenue is derived primarily from Quicken Online and fees from consumer online transactions. IRES product revenue is derived primarily from property management software licenses. Service and other revenue in our IRES business consists primarily of revenue from support plans, hosting services and professional services. In Canada, product revenue is derived primarily from localized versions of QuickBooks and Quicken as well as consumer desktop tax return preparation software and professional tax preparation products. Service and other revenue in Canada consists primarily of revenue from payroll services and QuickBooks support plans.
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
The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies in Note 1 to the financial statements in our Annual Report on Form 10-K for the fiscal year ended July 31, 2008. Except for goodwill and purchased intangible assets, we do not generally track assets by reportable segment and, consequently, we do not disclose total assets by reportable segment.

The following tables show our financial results by reportable segment for the three months ended October 31, 2008 and 2007.

		Payroll
		and	Consumer	Accounting	Financial	Other
(In thousands)	QuickBooks	Payments	Tax	Professionals	Institutions	Businesses	Corporate	Consolidated

Three Months Ended October 31, 2008
Product revenue	$105,419	$58,321	$4,170	$19,113	$136	$33,394	$—	$220,553
Service and other revenue	46,503	93,737	10,084	2,252	74,535	33,715	—	260,826

Total net revenue	151,922	152,058	14,254	21,365	74,671	67,109	—	481,379

Segment operating income (loss)	29,310	61,529	(31,649)	(17,107)	14,925	9,233		66,241
Common expenses							(117,470)	(117,470)

Subtotal	29,310	61,529	(31,649)	(17,107)	14,925	9,233	(117,470)	(51,229)
Amortization of purchased intangible assets	—	—	—	—	—	—	(15,213)	(15,213)
Acquisition-related charges	—	—	—	—	—	—	(9,588)	(9,588)
Interest expense	—	—	—	—	—	—	(11,731)	(11,731)
Interest and other income	—	—	—	—	—	—	(1,868)	(1,868)
Gain on marketable equity securities and other investments, net	—	—	—	—	—	—	577	577

Income (loss) from continuing operations before income taxes	$29,310	$61,529	$(31,649)	$(17,107)	$14,925	$9,233	$(155,293)	$(89,052)

		Payroll
		and	Consumer	Professional	Financial	Other
(In thousands)	QuickBooks	Payments	Tax	Tax	Institutions	Businesses	Corporate	Consolidated

Three Months Ended October 31, 2007
Product revenue	$113,294	$53,534	$2,838	$16,735	$86	$32,133	$—	$218,620
Service and other revenue	29,623	77,802	10,479	1,647	72,080	34,687	—	226,318

Total net revenue	142,917	131,336	13,317	18,382	72,166	66,820	—	444,938

Segment operating income (loss)	36,574	57,108	(33,701)	(20,559)	12,411	10,544	—	62,377
Common expenses	—	—	—	—	—	—	(144,750)	(144,750)

Subtotal	36,574	57,108	(33,701)	(20,559)	12,411	10,544	(144,750)	(82,373)
Amortization of purchased intangible assets	—	—	—	—	—	—	(12,814)	(12,814)
Acquisition-related charges	—	—	—	—	—	—	(8,012)	(8,012)
Interest expense	—	—	—	—	—	—	(14,049)	(14,049)
Interest and other income	—	—	—	—	—	—	17,191	17,191
Gain on marketable equity securities and other investments, net	—	—	—	—	—	—	713	713
Gain on sale of outsourced payroll assets	—	—	—	—	—	—	23,951	23,951

Income (loss) from continuing operations before income taxes	$36,574	$57,108	$(33,701)	$(20,559)	$12,411	$10,544	$(137,770)	$(75,393)

6. Current Liabilities
Unsecured Revolving Credit Facility
On March 22, 2007 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on March 22, 2012. Advances under the credit facility will accrue interest at rates that are equal to, at our election, either Citibank’s base rate or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.18% to 0.575% based on our senior debt credit ratings. The applicable interest rate will be increased by 0.05% for any period in which the total principal amount of advances and letters of credit under the credit facility exceeds $250 million. The agreement includes covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 and a ratio of annual EBITDA to interest payable of not less than 3.00 to 1.00. We were in compliance with these covenants at October 31, 2008. We may use amounts borrowed under this credit facility for general corporate purposes or for future acquisitions or expansion of our business. To date we have not borrowed under this credit facility.
Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

	October 31,	July 31,
(In thousands)	2008	2008

Reserve for product returns	$28,394	$27,910
Reserve for rebates	11,632	13,408
Interest payable	6,659	20,597
Executive deferred compensation plan	36,679	38,234
Other	29,098	35,177

Total other current liabilities	$112,462	$135,326

The balances of several of our other current liabilities, particularly our reserves for product returns and rebates, are affected by the seasonality of our business. See Note 1.
Restructuring Liability
In the fourth quarter of fiscal 2008 we announced a reorganization plan that has resulted in a reduction of our workforce. We recorded a $23.3 million restructuring liability related to the workforce reduction in the fourth quarter of fiscal 2008 that consisted of approximately $16.0 million for employee severance costs and approximately $7.3 million for facilities closure costs. We paid $3.9 million of the facilities costs in cash during the three months ended July 31, 2008. We will pay the remaining facilities costs in cash over the period ending August 2010. We paid substantially all of the employee severance costs in cash during the three months ended October 31, 2008.
7. Long-Term Obligations
Senior Unsecured Notes
On March 12, 2007 we issued $500 million of 5.40% senior unsecured notes due on March 15, 2012 and $500 million of 5.75% senior unsecured notes due on March 15, 2017 (together, the Notes), for a total principal amount of $1 billion. The Notes are redeemable by Intuit at any time, subject to a make-whole premium. We paid $27.9 million and $28.4 million in cash for interest on the Notes during the three months ended October 31, 2008 and 2007. Based on the trading prices of the Notes at October 31, 2008 and July 31, 2008 and the interest rates we could obtain for other borrowings with similar terms at those dates, the estimated fair value of the Notes at those dates was approximately $842.6 million and $964.7 million.

The following table summarizes our senior unsecured notes at the dates indicated:

	October 31,	July 31,
(In thousands)	2008	2008

Senior notes:
5.40% fixed-rate notes, due 2012	$500,000	$500,000
5.75% fixed-rate notes, due 2017	500,000	500,000

Total senior notes	1,000,000	1,000,000
Unamortized discount	(1,958)	(2,004)

Total	$998,042	$997,996

Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

	October 31,	July 31,
(In thousands)	2008	2008

Capital lease obligations: Monthly installments through 2011; interest rates of 4.50% to 6.75%	$1,357	$1,562
Total deferred rent	64,320	61,747
Long-term deferred revenue	13,094	12,939
Long-term income tax liabilities	51,597	47,857
Other	5,319	6,446

Total long-term obligations	135,687	130,551
Less current portion (included in other current liabilities)	(9,924)	(9,062)

Long-term obligations due after one year	$125,763	$121,489

Innovative Merchant Solutions Loan and Buyout Commitments
In April 2005 our wholly owned subsidiary, Innovative Merchant Solutions (IMS), became a member of Superior Bankcard Services, LLC (SBS), a newly formed entity that acquires merchant accounts for IMS. Our consolidated financial statements include the financial position, results of operations and cash flows of SBS, after elimination of all significant intercompany balances and transactions, including amounts outstanding under the credit agreement described below. See Note 1. In connection with the formation of this entity IMS agreed to provide to SBS revolving loans in an amount of up to $40.0 million under the terms of a credit agreement. The credit agreement expires in July 2013, although certain events, such as a sale of SBS, can trigger earlier termination. Amounts outstanding under this agreement at October 31, 2008 totaled $9.5 million at interest rates of 6.0% to 7.0%. Amounts outstanding under this agreement at July 31, 2008 totaled $8.5 million at interest rates of 6.0% to 8.5%. There are no scheduled repayments on the outstanding loan balance. All unpaid principal amounts and the related accrued interest are due and payable in full at the loan expiration date.
The operating agreement of SBS requires that, no later than July 2009, either IMS agree to purchase the minority members’ interests in SBS at a price to be set by negotiation or arbitration, or IMS and the minority members pursue a sale of their interests in SBS to a third party.

8. Fair Value Measurements
As discussed in Note 1, “Recent Accounting Pronouncements,” on August 1, 2008 we adopted SFAS 157, “Fair Value Measurements,” for financial assets and financial liabilities and for non-financial assets and non-financial liabilities that we recognize or disclose at fair value on a recurring basis (at least annually). As of the date of adoption, these consisted of cash equivalents, available-for-sale debt securities and long-term debt. On August 1, 2008 we also adopted FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. In accordance with FSP 157-2, “Effective Date of FASB Statement No. 157,” we have not yet adopted the provisions of SFAS 157 that relate to non-financial assets and non-financial liabilities that we do not recognize or disclose at fair value on a recurring basis. These include reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and liabilities assumed in a business combination.
SFAS 157 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 establishes a three-level hierarchy for disclosure that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities.
•	Level 1 uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. Our Level 1 assets consist of cash equivalents that are invested primarily in AAA-rated money market funds.

•	Level 2 uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. Our Level 2 assets consist of corporate notes, U.S. agency securities and municipal bonds that we classify as available-for-sale securities. Our Level 2 liabilities consist of long-term debt that is model priced by third parties using observable inputs.

•	Level 3 uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. Our Level 3 assets consist of municipal auction rate securities.
The following table presents financial assets and financial liabilities that we measured at fair value on a recurring basis at October 31, 2008. We have classified these assets and liabilities in accordance with the fair value hierarchy set forth in SFAS 157. In instances where the inputs used to measure the fair value of an asset or liability fall into more than one level of the fair value hierarchy, we have classified them based on the lowest level input that is significant to the determination of the fair value.

	Quoted Prices
	in Active	Significant		Total
	Markets	Other	Significant	Fair Value
	for Identical	Observable	Unobservable	as of
	Instruments	Inputs	Inputs	October 31,
(In thousands)	(Level 1)	(Level 2)	(Level 3)	2008

Assets:
Cash equivalents (1)	$46,166	$—	$—	$46,166
Corporate notes (2)	—	13,086	—	13,086
U.S. agency securities (2)	—	26,030	—	26,030
Municipal bonds (2)	—	249,915	—	249,915
Municipal auction rate securities (3)	—	—	285,050	285,050

Total assets	$46,166	$289,031	$285,050	$620,247

Liabilities:
Long-term debt (4)	$—	$842,620	$—	$842,620

(1)	Included in cash and cash equivalents on our balance sheet at October 31, 2008.

(2)	Included in investments on our balance sheet at October 31, 2008.

(3)	Included in long-term investments on our balance sheet at October 31, 2008.

(4)	Carrying value on our balance sheet at October 31, 2008 was $998.0 million. See Note 7.

The following table presents a reconciliation of financial assets that we measure at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended October 31, 2008.

Significant
Unobservable
Inputs
(In thousands)	(Level 3)

Balance at July 31, 2008	$285,325
Transfers in to Level 3	—
Total gains or losses (realized or unrealized)	—
Settlements	(275)

Balance at October 31, 2008	$285,050

Financial assets whose fair values we measure using Level 3 inputs consisted of municipal auction rate securities that we classified as long-term investments on our balance sheet at October 31, 2008. These securities are collateralized long-term debt instruments that are intended to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 35 days. Due to a decrease in liquidity in the global credit markets, in February 2008 auctions began failing for the municipal auction rate securities we held. Regularly scheduled auctions for these securities have generally continued to fail since that time. When these auctions initially failed, higher interest rates for many of the securities went into effect. Of the total auction rate securities we held at October 31, 2008, the underlying assets of $220.7 million or 77% were student loans which are guaranteed by the U.S. Department of Education and $240.9 million or 85% were rated AAA/Aaa by the major credit rating agencies.
We estimated the fair values of the municipal auction rate securities we held at October 31, 2008 based on a discounted cash flow model that we prepared and inputs from third parties. Key inputs to our discounted cash flow model included the current contractual interest rates; forward projections of the current contractual interest rates; the likely timing of principal repayments; the probability of full repayment considering guarantees by the U.S. Department of Education of the underlying student loans or insurance by other third parties; publicly available pricing data for recently issued student loan backed securities that are not subject to auctions; and the impact of the reduced liquidity for auction rate securities. Using our discounted cash flow model and inputs from third parties we determined that the fair values of the municipal auction rate securities we held at October 31, 2008 were substantially equal to their par values. As a result, we recorded no decrease in the fair values of those securities for the three months then ended. Based on our ability and intent to hold these auction rate securities until liquidity returns to the market or they mature, we classified them as long-term investments on our balance sheet at October 31, 2008.
In August 2008 the broker-dealers for our municipal auction rate securities announced settlements under which they may provide liquidity solutions, or purchase, the auction rate securities held by their institutional clients. On November 4, 2008 we accepted an offer from UBS AG (UBS), one of the broker-dealers for our municipal auction rate securities, that gives us the option to sell UBS a total of $165.7 million in municipal auction rate securities at par value at any time during a two-year period beginning June 30, 2010. The offer also gives UBS the discretion to buy any or all of these securities from us at par value at any time. As discussed above, at October 31, 2008 we carried these securities at par value on our balance sheet.
Based on our expected operating cash flows and our other sources of cash, we do not believe that the reduction in liquidity of our municipal auction rate securities will have a material impact on our overall ability to meet our liquidity needs.

9. Income Taxes
Effective Tax Rate
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and other taxable items. Our effective tax benefit rate for the three months ended October 31, 2008 was approximately 42%. Excluding net one-time benefits primarily related to the reinstatement of the federal research and experimentation credit as described below, our effective tax benefit rate for that period was approximately 35% and did not differ significantly from the federal statutory rate. State income taxes were offset primarily by the benefit we received from federal and state research and experimentation credits, the domestic production activities deduction, and tax exempt interest income. Our effective tax benefit rate for the three months ended October 31, 2007 was approximately 38%. Excluding net one-time benefits primarily related to executive stock compensation, our effective tax benefit rate for that period was approximately 36%. This differed from the federal statutory rate of 35% primarily due to state income taxes, which were partially offset by the benefit we received from tax exempt interest income, federal and state research and experimentation credits, and the domestic production activities deduction.
In October 2008 the Emergency Economic Stabilization Act of 2008 was signed into law. The Act includes a reinstatement of the federal research and experimentation credit through December 31, 2009 that was retroactive to January 1, 2008. We recorded a discrete tax benefit of approximately $6.9 million for the retroactive amount related to fiscal 2008 during the three months ended October 31, 2008.
Unrecognized Tax Benefits and Other FASB Interpretation No. 48 Considerations
The total amount of our unrecognized tax benefits at July 31, 2008 was $44.8 million. Net of related deferred tax assets, unrecognized tax benefits were $34.0 million at that date. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $18.8 million. The recognition of the balance of these net benefits would result in an increase to stockholders’ equity of $5.5 million and a decrease to goodwill of $9.7 million. There were no material changes to these amounts during the three months ended October 31, 2008. We believe it is reasonably possible that we will recognize up to $25 million in unrecognized tax benefits within the next twelve months as a result of potential tax agreements.
The accounting treatment related to the realization of pre-acquisition unrecognized tax benefits will change when SFAS 141R becomes effective in the first quarter of fiscal 2010. While any realization of these unrecognized tax benefits prior to the effective date of SFAS 141R will result in a decrease to goodwill, any realization after the effective date will result in a reduction to income tax expense. See Note 1.
We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes. At July 31, 2008, we had accrued $4.9 million for the payment of interest and had no accruals for the payment of penalties. The amount of interest and penalties recognized during the three months ended October 31, 2008 was not significant.
10. Stockholders’ Equity
Stock Repurchase Programs
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. We repurchased 6.0 million and 8.1 million shares for $165.2 million and $250.0 million under these programs during the three months ended October 31, 2008 and 2007. At October 31, 2008, we had authorization from our Board of Directors to expend up to an additional $434.8 million for stock repurchases through May 15, 2011.
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

Stock Option Activity
A summary of activity under all share-based compensation plans for the three months ended October 31, 2008 was as follows:

		Options Outstanding
			Weighted
			Average
	Shares		Exercise
	Available	Number	Price
	for Grant	of Shares	Per Share
Balance at July 31, 2008	7,975,824	50,205,973	$24.70
Options granted	(293,735)	293,735	28.22
Restricted stock units granted	(3,172,459)	—	—
Restricted stock units purchased by participants in the Management Stock Purchase Plan	(74,928)	—	—
Options exercised	—	(3,578,890)	19.56
Options and shares canceled or expired and returned to option pool, net of options canceled from expired plans	724,895	(775,560)	29.46
Restricted stock units canceled and returned to option pool, net of restricted stock units canceled from expired plans	279,595	—	—

Balance at October 31, 2008	5,439,192	46,145,258	$25.05

At October 31, 2008, options to purchase 32,647,162 common shares were exercisable at a weighted average exercise price of $23.62 per share.
Restricted Stock Unit Activity
A summary of restricted stock unit activity for the three months ended October 31, 2008 was as follows:

	Restricted Stock Units
		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Nonvested at July 31, 2008	4,997,333	$29.29
Granted	3,172,459	30.20
Vested	(692,196)	30.87
Forfeited	(280,351)	29.28

Nonvested at October 31, 2008	7,197,245	$29.54

Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded for the periods shown.

	Three Months Ended
	October 31,	October 31,
(In thousands, except per share amounts)	2008	2007

Cost of product revenue	$246	$276
Cost of service and other revenue	1,022	1,458
Selling and marketing	8,080	7,698
Research and development	6,381	7,881
General and administrative	6,024	9,342

Increase in operating loss from continuing operations and loss from continuing operations before income taxes	21,753	26,655
Income tax benefit	(7,937)	(10,135)

Increase in net loss from continuing operations	$13,816	$16,520

Increase in net loss per share from continuing operations:
Basic and diluted	$0.04	$0.05

At October 31, 2008, there was $254.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans which we expect to recognize as expense in the future. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.2 years.
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
You should read this MD&A in conjunction with the financial statements and related notes in Item 1 of this report and our Annual Report on Form 10-K for the fiscal year ended July 31, 2008. In December 2007 we acquired Homestead Technologies Inc. for total consideration of approximately $170 million and in February 2008 we acquired Electronic Clearing House, Inc. for a total purchase price of approximately $131 million. Accordingly, we have included the results of operations for these two companies in our consolidated results of operations from their respective dates of acquisition. We also sold our Intuit Distribution Management Solutions business in August 2007 for approximately $100 million in cash and recorded a net gain on disposal of $27.5 million. We accounted for this business as a discontinued operation and have accordingly reclassified our statements of operations for all periods prior to the sale. Unless otherwise noted, the following discussion pertains only to our continuing operations.
Executive Overview
This overview provides a high level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important in order to understand our financial results for the first quarter of fiscal 2009 as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Quarterly Report on Form 10-Q.
About Intuit
Intuit is a leading provider of business and financial management solutions for small and medium sized businesses, financial institutions, consumers and accounting professionals. We organize our portfolio of businesses into four principal categories – Small Business, Tax, Financial Institutions and Other Businesses. These categories include six financial reporting segments.
Small Business: This category includes two segments – QuickBooks, and Payroll and Payments.
•	Our QuickBooks segment includes QuickBooks financial and business management software and services, technical support, financial supplies, and Web site design and hosting services for small businesses.

•	Our Payroll and Payments segment includes small business payroll products and services. This segment also includes merchant services provided by our Innovative Merchant Solutions business that include credit and debit card processing, electronic check conversion and automated clearing house services.
Tax: This category also includes two segments – Consumer Tax and Accounting Professionals.
•	Our Consumer Tax segment includes TurboTax income tax preparation products and services for consumers and small businesses.

•	Our Accounting Professionals segment includes Lacerte and ProSeries professional tax products and services. This segment also includes QuickBooks Premier Accountant Edition and the QuickBooks ProAdvisor Program for accounting professionals.

Financial Institutions: This segment consists primarily of outsourced online banking services for banks and credit unions provided by our Digital Insight business.
Other Businesses: This segment includes Quicken personal finance products and services, Intuit Real Estate Solutions, and our business in Canada.
Seasonality and Trends
Our QuickBooks, Consumer Tax and Accounting Professionals businesses are highly seasonal. Some of our other offerings are also seasonal, but to a lesser extent. Revenue from our QuickBooks software products tends to be highest during our second and third fiscal quarters, although the timing of new product releases or changes in our offerings can materially shift revenue between quarters. Sales of income tax preparation products and services are heavily concentrated in the period from November through April. In our Consumer Tax business, a greater proportion of our revenue has been occurring later in this seasonal period due in part to the growth in sales of TurboTax Online, for which revenue is recognized upon printing or electronic filing of a tax return. The seasonality of our Consumer Tax and Accounting Professionals revenue is also affected by the timing of the availability of tax forms from taxing agencies and the ability of those agencies to receive electronic tax return submissions. Delays in the availability of tax forms or the ability of taxing agencies to receive submissions can cause revenue to shift from our second fiscal quarter to our third fiscal quarter. These seasonal patterns mean that our total net revenue is usually highest during our second quarter ending January 31 and third quarter ending April 30. We typically report losses in our first quarter ending October 31 and fourth quarter ending July 31, when revenue from our tax businesses is minimal while operating expenses continue at relatively consistent levels. We believe the seasonality of our revenue is likely to continue in the future. In our MD&A we often focus on year-to-date results for our seasonal businesses as they are generally more meaningful than quarterly results.
Overview of Financial Results
Total net revenue for the first three months of fiscal 2009 was $481.4 million, up 8% compared with the first three months of fiscal 2008. The fiscal 2009 revenue increase was driven by revenue growth in our Payroll and Payments segment and our QuickBooks segment. Excluding the impact of our acquisitions of Homestead Technologies Inc. (Homestead) and Electronic Clearing House, Inc. (ECHO), total net revenue for the first three months of fiscal 2009 increased 4% compared with the same period of fiscal 2008.
Operating loss from continuing operations of $76.0 million for the first three months of fiscal 2009 improved 26% compared with a loss of $103.2 million for the first three months of fiscal 2008. Fiscal 2009 revenue growth of about $36 million was partially offset by about $9 million in higher total costs and expenses. Total costs and expenses increased about $24 million due to our acquisitions of Homestead and ECHO and about $10 million due to higher advertising and other marketing expenses to support the launch of QuickBooks 2009. Total costs and expenses decreased about $28 million as a result of certain compensation-related items and, to a lesser extent, from restructuring decisions we made in the fourth quarter of fiscal 2008 in connection with a reallocation of resources to key growth businesses. These factors are described in more detail under “Cost of Revenue” and “Operating Expenses” later in this Item 2.
Net loss from continuing operations of $52.1 million for the first three months of fiscal 2009 increased from $47.6 million for the first three months of fiscal 2008. Interest and other income (expense) decreased from income of $17.2 million in the first three months of fiscal 2008 to expense of $1.9 million in the first three months of fiscal 2009 due to lower interest rates and lower average invested balances affecting interest income and to a decline in the value of assets associated with our executive deferred compensation plan. In the first three months of fiscal 2008 we recorded a pre-tax gain of $24.0 million on the sale of certain outsourced payroll assets; there was no comparable transaction in fiscal 2009. Our effective tax rates for the first quarters of fiscal 2009 and 2008 were approximately 42% and 38%.
Average shares outstanding declined during the first three months of fiscal 2009 as a result of repurchases of 6.0 million shares of common stock under our stock repurchase programs, partially offset by the issuance of 4.6 million shares in connection with our employee stock plans. Due to the foregoing factors, diluted net loss per share from continuing operations of $0.16 for the first three months of fiscal 2009 increased from $0.14 for the same period of fiscal 2008.

We ended the first quarter of fiscal 2009 with cash, cash equivalents and investments totaling $458.6 million, a decrease of $369.2 million from July 31, 2008. At October 31, 2008, we also held $285.1 million in municipal auction rate securities that we classified as long-term investments on our balance sheet. See Note 8 to the financial statements in Item 1 of this report for more information. In the first three months of fiscal 2009 we generated $63.3 million in cash from the issuance of common stock under employee stock plans. During the same period we used $165.2 million in cash for the repurchase of 6.0 million shares of our common stock under our stock repurchase programs, $199.7 million in cash for operations and $67.2 million in cash for capital expenditures. At October 31, 2008, we had authorization from our Board of Directors to expend up to an additional $434.8 million for stock repurchases through May 15, 2011. See “Liquidity and Capital Resources” later in this Item 2 for more information.
Critical Accounting Policies and Estimates
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2008 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Except for the change to our fair value measurement policy that is discussed in “Fair Value Measurements – Adoption of SFAS 157” below, we believe that during the first three months of fiscal 2009 there were no significant changes in those critical accounting policies and estimates. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit Committee of our Board of Directors.
Fair Value Measurements – Adoption of SFAS 157
On August 1, 2008 we adopted Statement of Financial Accounting Standards (SFAS) No.157, “Fair Value Measurements,” for financial assets and financial liabilities and for non-financial assets and non-financial liabilities that we recognize or disclose at fair value on a recurring basis. See Note 1 and Note 8 to the financial statements in Item 1 of this report for more information.
SFAS 157 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 establishes a three-level hierarchy for disclosure that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities. Significant judgment is required to estimate the fair value of assets and liabilities, particularly when observable inputs are not available. For example, we use a discounted cash flow model to estimate the fair value of our municipal auction rate securities because current market data is generally unavailable. See Note 8 to the financial statements in Item 1 of this report for more information. Changes in our estimates of the fair values of our assets and liabilities could result in material increases or decreases in our net income in the period in which the change occurs.

Results of Operations
Financial Overview

(Dollars in millions,
except per	Q1	Q1	$	%
share amounts)	FY09	FY08	Change	Change

Total net revenue	$481.4	$444.9	$36.5	8%
Operating loss from continuing operations	(76.0)	(103.2)	27.2	(26%)
Net loss from continuing operations	(52.1)	(47.6)	(4.5)	9%
Diluted net loss per share from continuing operations	$(0.16)	$(0.14)	$(0.02)	14%
Total net revenue increased $36.5 million or 8% in the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008. Total net revenue was higher in the first quarter of fiscal 2009 due to 16% revenue growth in our Payroll and Payments segment and 6% revenue growth in our QuickBooks segment. Excluding the impact of our acquisitions of Homestead and ECHO, total net revenue for the first quarter of fiscal 2009 increased 4% compared with the same period of fiscal 2008. Payroll and Payments segment revenue for the first quarter of fiscal 2009 increased 9% when adjusted for our acquisition of ECHO and QuickBooks segment revenue increased 1% when adjusted for our acquisition of Homestead. See “Total Net Revenue by Business Segment” later in this Item 2 for more information.
Operating loss from continuing operations improved $27.2 million or 26% in the first three months of fiscal 2009 compared with the same quarter of fiscal 2008. Higher revenue in the first quarter of fiscal 2009 was partially offset by $9.3 million in higher total costs and expenses. Total costs and expenses increased about $24 million due to our acquisitions of Homestead and ECHO and about $10 million due to higher advertising and other marketing expenses to support the launch of QuickBooks 2009. Total costs and expenses decreased about $28 million as a result of certain compensation-related items and, to a lesser extent, from lower employee and facilities expenses that resulted from restructuring decisions we made in the fourth quarter of fiscal 2008 in connection with a reallocation of resources to key growth businesses. See “Cost of Revenue” and “Operating Expenses” later in this Item 2 for more information.
Net loss from continuing operations increased $4.5 million or 9% in the first three months of fiscal 2009 compared with the first three months of fiscal 2008. Interest and other income (expense) decreased from income of $17.2 million in the first three months of fiscal 2008 to expense of $1.9 million in the first three months of fiscal 2009. This total decrease in income of $19.1 million was due in part to lower interest rates and lower average invested balances that resulted in $4 million lower interest income. Another $12 million of the decrease in interest and other income (expense) in the first three months of fiscal 2009 compared with the same period of fiscal 2008 was due to a $9 million decline in the value of assets associated with our executive deferred compensation plan, compared with a $3 million increase in the value of those assets in the first three months of fiscal 2008. These amounts were offset by amounts recorded in operating expenses in connection with changes in the related liabilities. We recorded a pre-tax gain of $24.0 million on the sale of certain outsourced payroll assets to ADP in the first three months of fiscal 2008; there was no comparable transaction in fiscal 2009. See “Dispositions and Discontinued Operations” later in this Item 2 for more information. Our effective tax rates for the first quarters of fiscal 2009 and 2008 were approximately 42% and 38%. See “Income Taxes” later in this Item 2 for more information.

Total Net Revenue by Business Segment
The table below and the discussion of net revenue by business segment that follows it are organized in accordance with our six reportable business segments. See Note 5 to the financial statements in Item 1 of this report for descriptions of product revenue and service and other revenue for each segment.

		% of		% of
		Total		Total
	Q1	Net	Q1	Net	%
(Dollars in millions)	FY09	Revenue	FY08	Revenue	Change

QuickBooks
Product revenue	$105.4		$113.3
Service and other revenue	46.5		29.6

Subtotal	151.9	32%	142.9	32%	6%

Payroll and Payments
Product revenue	58.3		53.5
Service and other revenue	93.7		77.8

Subtotal	152.0	32%	131.3	30%	16%

Consumer Tax
Product revenue	4.2		2.8
Service and other revenue	10.1		10.5

Subtotal	14.3	3%	13.3	3%	7%

Accounting Professionals
Product revenue	19.1		16.8
Service and other revenue	2.3		1.6

Subtotal	21.4	4%	18.4	4%	16%

Financial Institutions
Product revenue	0.2		0.1
Service and other revenue	74.5		72.1

Subtotal	74.7	15%	72.2	16%	3%

Other Businesses
Product revenue	33.4		32.1
Service and other revenue	33.7		34.7

Subtotal	67.1	14%	66.8	15%	0%

Total Company
Product revenue	220.6		218.6
Service and other revenue	260.8		226.3

Total net revenue	$481.4	100%	$444.9	100%	8%

QuickBooks
QuickBooks segment total net revenue increased $9.0 million or 6% in the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008. Excluding about $8 million in revenue from Homestead, which we acquired in December 2007, QuickBooks segment total net revenue increased 1% in the first quarter of fiscal 2009. Total QuickBooks software unit sales, including activations of our free Simple Start offering, were down 3% in the first quarter of fiscal 2009 compared with the same period of fiscal 2008. Revenue growth in that period was driven by a 9% increase in QuickBooks Online subscribers and a 22% increase in the number of active QuickBooks Enterprise Solutions customers.
Payroll and Payments
Payroll and Payments total net revenue increased $20.7 million or 16% in the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008. In our Payments business, revenue increased 24% due to 18% growth in our core merchant services customer base and about $9 million in revenue from ECHO, which we acquired in February 2008. Transaction volume per customer was down 4% compared with the first quarter of fiscal 2008, reflecting an overall reduction in consumer spending. Payroll revenue was up 11% in the first quarter of fiscal 2009 compared with the same quarter of fiscal 2008 due to 3% growth in the customer base and price increases. Excluding the ECHO revenue, Payroll and Payments segment revenue increased approximately 9% in the fiscal 2009 quarter.
Consumer Tax
Due to the seasonal nature of our Consumer Tax business, we typically generate nominal revenue from consumer and small business tax products and services in our first fiscal quarter compared with our second and third fiscal quarters. We do not believe that Consumer Tax net revenue results for the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008 are indicative of revenue trends for the full fiscal year. We will not have substantially complete results for the 2008 tax season until the third quarter of fiscal 2009.
Accounting Professionals
Due to the seasonal nature of our Accounting Professionals business, we typically generate nominal revenue from professional tax products and services in our first fiscal quarter compared with our second and third fiscal quarters. We do not believe that Accounting Professionals net revenue results for the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008 are indicative of revenue trends for the full fiscal year. We will not have substantially complete results for the 2008 tax season until the third quarter of fiscal 2009.
Financial Institutions
Financial Institutions total net revenue increased $2.5 million or 3% in the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008 due to 8% growth in Internet banking end users and 18% growth in bill-pay end users. Growth in the Internet banking and bill-pay customer bases was partially offset by lower revenue per user.
Other Businesses
Other Businesses total net revenue was flat in the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008. In the first quarter of fiscal 2009, revenue from our business in Canada increased 8% while revenue from Quicken and our Intuit Real Estate Solutions business was flat. The stronger U.S. dollar contributed to slower Canadian revenue growth and lowered Other Businesses segment revenue growth by approximately two percentage points in the first quarter of fiscal 2009 compared with the same period of fiscal 2008.

Cost of Revenue

		% of		% of
	Q1	Related	Q1	Related
(Dollars in millions)	FY09	Revenue	FY08	Revenue

Cost of product revenue	$33.4	15%	$33.7	15%
Cost of service and other revenue	111.7	43%	97.5	43%
Amortization of purchased intangible assets	15.2	n/a	12.8	n/a

Total cost of revenue	$160.3	33%	$144.0	32%

Costs of revenue as a percentage of related revenue and of total revenue were consistent in the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008. This reflected a relatively constant mix of revenue across segments and no significant changes in cost structures.
Operating Expenses

		% of		% of
		Total		Total
	Q1	Net	Q1	Net
(Dollars in millions)	FY09	Revenue	FY08	Revenue

Selling and marketing	$186.2	39%	$169.7	38%
Research and development	136.2	28%	149.3	34%
General and administrative	65.1	13%	77.1	17%
Acquisition-related charges	9.6	2%	8.0	2%

Total operating expenses	$397.1	82%	$404.1	91%

Total operating expenses as a percentage of total net revenue decreased to 82% in the first quarter of fiscal 2009 from 91% in the first quarter of fiscal 2008. Total operating expenses in the first quarter of fiscal 2009 included an increase of approximately $15 million for Homestead and ECHO operating expenses and an increase of approximately $10 million for advertising and other marketing expenses to support the launch of QuickBooks 2009. These increases were more than offset by a total of $28 million in lower compensation-related expenses. These reductions in compensation-related expenses included a $16 million decrease due to changes in estimates for our stock compensation and 401(k) benefits plans and a $12 million decrease due to a decline in the value of liabilities associated with our executive deferred compensation plan.
Our selling and marketing expenses increased about $17 million in the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008. Our acquisitions of Homestead and ECHO added about $9 million to selling and marketing expenses and increases in advertising and other marketing expenses to support the launch of QuickBooks 2009 added about $10 million. These increases were partially offset by lower compensation expenses as described above.
We spent about $13 million less on research and development expenses in the first quarter of fiscal 2009 than we did in the same quarter of fiscal 2008. More than half of this decline was due to lower compensation expenses as described above.
Our general and administrative expenses decreased about $12 million in the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008. The majority of the decline in general and administrative expenses was due to decreases in compensation expenses as described above. To a lesser extent, the decrease in general and administrative expenses was a result of restructuring decisions we made in the fourth quarter of fiscal 2008 in connection with a reallocation of resources to key growth businesses. These decisions resulted in a reduction in our workforce and the closure of certain facilities. See Note 6 to the financial statements in Item 1 of this report for more information.

Segment Operating Income (Loss)
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. See “Executive Overview – Seasonality and Trends” earlier in this Item 2 for a description of the seasonality of our business. Segment expenses do not include certain costs, such as corporate selling and marketing, product development, and general and administrative expenses and share-based compensation expenses, which are not allocated to specific segments. These unallocated costs totaled $117.5 million in the first quarter of fiscal 2009 and $144.8 million in the first quarter of fiscal 2008. Segment expenses also do not include amortization of purchased intangible assets, acquisition-related charges, interest expense, interest and other income, and realized net gains or losses on marketable equity securities and other investments. See Note 5 to the financial statements in Item 1 of this report for reconciliations of total segment operating income or loss to income or loss from continuing operations before income taxes for each fiscal period presented.

		% of		% of
	Q1	Related	Q1	Related
(Dollars in millions)	FY09	Revenue	FY08	Revenue

QuickBooks	$29.3	19%	$36.6	26%
Payroll and Payments	61.5	40%	57.1	43%
Consumer Tax	(31.6)	NM	(33.7)	NM
Accounting Professionals	(17.1)	NM	(20.5)	NM
Financial Institutions	14.9	20%	12.4	17%
Other Businesses	9.2	14%	10.5	16%

Total segment operating income	$66.2	14%	$62.4	14%

NM = Not Meaningful
QuickBooks
QuickBooks segment revenue grew $9.0 million, including about $8 million in revenue from Homestead, which we acquired in December 2007. QuickBooks segment operating income as a percentage of related revenue decreased to 19% in the first quarter of fiscal 2009 from 26% in the first quarter of fiscal 2008. Cost of revenue declined approximately $3 million in the fiscal 2009 quarter due to cost efficiencies achieved for our QuickBooks 2009 and financial supplies product lines. Selling and marketing expenses increased approximately $6 million due to our acquisition of Homestead and approximately $10 million due to higher advertising and other marketing expenses to support the launch of QuickBooks 2009. Product development expenses increased approximately $4 million in the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008.
Payroll and Payments
Payroll and Payments segment revenue grew $20.7 million, including about $9 million in revenue from ECHO, which we acquired in February 2008. Payroll and Payments segment operating income as a percentage of related revenue decreased to 40% in the first quarter of fiscal 2009 from 43% in the first quarter of fiscal 2008. Operating margins for ECHO are lower than the operating margins for the rest of our Payroll and Payments segment. In addition, we continue to make infrastructure investments in our Payments business to support its long-term growth.
Consumer Tax
Due to the seasonal nature of our Consumer Tax business, in our first fiscal quarter this segment typically generates operating losses because revenue is nominal while operating expenses continue at relatively consistent levels. We do not believe that Consumer Tax operating results for the first quarter of fiscal 2009 compared with the same period of fiscal 2008 are indicative of trends for the full fiscal year.
Accounting Professionals
Due to the seasonal nature of our Accounting Professionals business, in our first fiscal quarter this segment typically generates operating losses because revenue is nominal while operating expenses continue at relatively consistent levels. We do not believe that Accounting Professionals operating results for the first quarter of fiscal 2009 compared with the same period of fiscal 2008 are indicative of trends for the full fiscal year.
Financial Institutions
Financial Institutions segment operating income as a percentage of related revenue increased to 20% in the first quarter of fiscal 2009 from 17% in the first quarter of fiscal 2008. Financial Institutions revenue for the first quarter of fiscal 2009 increased $2.5 million while total costs and expenses remained relatively stable compared with the first quarter of fiscal 2008.
Other Businesses
Other Businesses revenue was flat while segment operating income as a percentage of related revenue decreased to 14% in the first quarter of fiscal 2009 from 16% in the first quarter of fiscal 2008. The fiscal 2009 decline in segment operating income was due in part to our investment in emerging markets.
Non-Operating Income and Expenses
Interest Expense
In March 2007 we issued $1 billion in senior notes to finance a portion of our acquisition of Digital Insight and to fund our operations. Interest expense of $11.7 million for the first quarter of fiscal 2009 and $14.0 million for the first quarter of fiscal 2008 consisted primarily of interest on $500 million in principal amount of the senior notes at 5.40% and interest on $500 million in principal amount of the senior notes at 5.75%. The senior notes are due in March 2012 and March 2017 and are redeemable by Intuit at any time, subject to a make-whole premium.
Interest and Other Income (Expense)

	Three Months Ended
	October 31,	October 31,
(In millions)	2008	2007

Interest income	$7.9	$11.7
Net gains (losses) on executive deferred compensation plan assets	(9.2)	3.0
Other	(0.6)	2.5

Total interest and other income	$(1.9)	$17.2

Lower interest rates and lower average invested balances resulted in lower interest income in the first quarter of fiscal 2009 compared with the same period of fiscal 2008. We record gains and losses associated with executive deferred compensation plan assets in interest and other income. We record gains and losses associated with the related liabilities in operating expense.
Income Taxes
Effective Tax Rate
Our effective tax benefit rate for the first quarter of fiscal 2009 was approximately 42%. Excluding net one-time benefits primarily related to the reinstatement of the federal research and experimentation credit as described below, our effective tax benefit rate for that period was approximately 35% and did not differ significantly from the federal statutory rate. State income taxes were offset primarily by the benefit we received from federal and state research and experimentation credits, the domestic production activities deduction, and tax exempt interest income. Our effective tax benefit rate for the first quarter of fiscal 2008 was approximately 38%. Excluding net one-time benefits primarily related to executive stock compensation, our effective tax benefit rate for that period was approximately 36%. This differed from the federal statutory rate of 35% due primarily to state income taxes, which were partially offset by the benefit we received from tax exempt interest income, federal and state research and experimentation credits, and the domestic production activities deduction.

In October 2008 the Emergency Economic Stabilization Act of 2008 was signed into law. The Act includes a reinstatement of the federal research and experimentation credit through December 31, 2009 that was retroactive to January 1, 2008. We recorded a discrete tax benefit of approximately $6.9 million for the retroactive amount related to fiscal 2008 during the three months ended October 31, 2008.
Net Deferred Tax Assets
At October 31, 2008, we had total net deferred tax assets of $118.2 million and no valuation allowance. While we believe no valuation allowance was appropriate at that date, it may be necessary to record a valuation allowance if it becomes more likely that we will not realize some portion of the net deferred tax assets. We assess the need for an adjustment to the valuation allowance on a quarterly basis. The assessment is based on our estimates of future sources of taxable income for the jurisdictions in which we operate and the periods over which our deferred tax assets will be realizable. See Note 9 to the financial statements in Item 1 of this report for more information.
Dispositions and Discontinued Operations
During fiscal 2008 and fiscal 2007 we sold the assets and businesses described below. See Note 4 to the financial statements in Item 1 of this report for more complete descriptions of these dispositions and discontinued operations.
Intuit Distribution Management Solutions Discontinued Operations
In August 2007 we sold our Intuit Distribution Management Solutions (IDMS) business for approximately $100 million in cash and recorded a net gain on disposal of $27.5 million. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have accounted for IDMS as a discontinued operation and segregated its operating results from continuing operations in our statements of operations for all periods prior to the sale. Revenue and net loss from IDMS discontinued operations were $1.9 million and $0.7 million for the first quarter of fiscal 2008. IDMS was part of our Other Businesses segment.
Sale of Outsourced Payroll Assets
In March 2007 we sold certain assets related to our Complete Payroll and Premier Payroll Service business to Automated Data Processing, Inc. (ADP) for a purchase price of up to approximately $135 million in cash. The final purchase price was contingent upon the number of customers that transitioned to ADP pursuant to the purchase agreement over a period of approximately one year from the date of sale. In the first quarter of fiscal 2008 we recorded a pre-tax gain of $24.0 million in our statement of operations for customers who transitioned to ADP during that period. We received a total purchase price of $93.6 million and recorded a total pre-tax gain of $83.2 million from the inception of this transaction through its completion in the third quarter of fiscal 2008. In accordance with the provisions of SFAS 144, we did not account for this transaction as a discontinued operation. The assets were part of our Payroll and Payments segment.
Liquidity and Capital Resources
Overview
At October 31, 2008, our cash, cash equivalents and investments totaled $458.6 million, a decrease of $369.2 million from July 31, 2008 due to the factors noted under “Statements of Cash Flows” below. At October 31, 2008, we also held $285.1 million in municipal auction rate securities that we classified as long-term investments on our balance sheet. See “Auction Rate Securities” below for more information. Our primary source of liquidity has been cash from operations, which entails the collection of accounts receivable for products and services. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, debt service costs, repurchases of common stock and acquisitions of businesses.
In March 2007 we issued five-year and ten-year senior unsecured notes totaling $1 billion. The estimated fair value of these notes decreased from $964.7 million at July 31, 2008 to $842.6 million at October 31, 2008. Although this decrease in estimated fair value was caused by recent events in the credit markets rather than a change in the credit ratings of the notes, the decline could impact our future cost of capital. We also have a $500 million unsecured revolving line of credit facility that is described later in this Item 2. To date we have not borrowed under the facility.
The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

	October 31,	July 31,	$	%
(Dollars in millions)	2008	2008	Change	Change

Cash, cash equivalents and investments	$458.6	$827.8	$(369.2)	(45%)
Long-term investments	288.4	288.3	0.1	0%
Long-term debt	998.0	998.0	—	0%
Working capital	208.1	306.3	(98.2)	(32%)
Ratio of current assets to current liabilities	1.2 : 1	1.2 : 1
Auction Rate Securities
At October 31, 2008, we held $285.1 million in municipal auction rate securities. These securities are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 35 days. Due to a decrease in liquidity in the global credit markets, in February 2008 auctions began failing for the municipal auction rate securities we held. Regularly scheduled auctions for these securities have generally continued to fail since that time. When these auctions initially failed, higher interest rates for many of the securities went into effect. Of the total auction rate securities we held at October 31, 2008, the underlying assets of $220.7 million or 77% were student loans which are guaranteed by the U.S. Department of Education and $240.9 million or 85% were rated AAA/Aaa by the major credit rating agencies.
We estimated the fair values of the municipal auction rate securities we held at October 31, 2008 based on a discounted cash flow model that we prepared and inputs from third parties. Using our discounted cash flow model and inputs from third parties we determined that the fair values of the municipal auction rate securities we held at October 31, 2008 were substantially equal to their par values. As a result, we recorded no decrease in the fair values of those securities for the three months then ended. Based on our ability and intent to hold these auction rate securities until liquidity returns to the market or they mature, we classified them as long-term investments on our balance sheet at October 31, 2008.
In August 2008 the broker-dealers for our municipal auction rate securities announced settlements under which they may provide liquidity solutions, or purchase, the auction rate securities held by their institutional clients. On November 4, 2008 we accepted an offer from UBS AG (UBS), one of the broker-dealers for our municipal auction rate securities, that gives us the option to sell UBS a total of $165.7 million in municipal auction rate securities at par value at any time during a two-year period beginning June 30, 2010. The offer also gives UBS the discretion to buy any or all of these municipal auction rate securities from us at par value at any time. As discussed above, at October 31, 2008 we carried these securities at par value on our balance sheet. We continue to have counter-party risk associated with UBS.
Based on our expected operating cash flows and our other sources of cash, we do not believe that the reduction in liquidity of our municipal auction rate securities will have a material impact on our overall ability to meet our liquidity needs.

Statements of Cash Flows
The following table summarizes selected items from our statements of cash flows for the three months ended October 31, 2008 and 2007. See the financial statements in Item 1 of this report for complete statements of cash flows for those periods.

	Three Months Ended
	October 31,	October 31,	$	%
(In millions)	2008	2007	Change	Change

Cash used in continuing operations	$(199.7)	$(161.4)	$(38.3)	24%
Net liquidation (purchases) of available-for-sale debt securities	122.6	191.0	(68.4)	(36%)
Proceeds from the sale of businesses and assets	—	117.2	(117.2)	(100%)
Purchases of property and equipment	(67.2)	(65.3)	(1.9)	3%
Purchases of treasury stock	(165.2)	(250.0)	84.8	(34%)
Net proceeds from issuance of common stock and release of restricted stock units under employee stock plans	63.3	51.2	12.1	24%
Operating Activities
During the first three months of fiscal 2009 we used $199.7 in cash for our continuing operations. This included a seasonal net loss of $52.1 million, an increase of $97.4 million in income taxes receivable, and the payment of accrued fiscal 2008 annual bonuses, partially offset by adjustments for depreciation and amortization of $60.7 million and share-based compensation expense of $21.8 million.
During the first three months of fiscal 2008 we used $161.4 million in cash for our continuing operations. This included a seasonal net loss of $20.8 million and the payment of accrued fiscal 2007 annual bonuses, partially offset by adjustments for depreciation and amortization of $48.9 million and share-based compensation of $26.7 million.
Investing Activities
Investing activities generated $57.7 million during the first three months of fiscal 2009. We received $122.6 million in cash from the sale of investments, which was partially offset by the use of $67.2 million in cash for capital expenditures.
Investing activities generated $233.6 million during the first three months of fiscal 2008. We received $191.0 million in cash from the sale of investments and $117.2 million from the sales of our Intuit Distribution Management Solutions business and certain outsourced payroll assets. We used $65.3 million in cash for capital expenditures during the first three months of fiscal 2008.
During fiscal 2008 we invested in a new data center and expanded office capacity to support the expected growth in our business. We expect our capital expenditures to decrease from approximately $300 million in fiscal 2008 to approximately $200 million in fiscal 2009.
Financing Activities
We used $94.2 million in cash for financing activities during the first three months of fiscal 2009, including $165.2 million for the repurchase of common stock under our stock repurchase programs partially offset by the receipt of $63.3 million in cash from the issuance of common stock under employee stock plans.
We used $187.2 million in cash for financing activities during the first three months of fiscal 2008, including $250.0 million for the repurchase of common stock under our stock repurchase programs partially offset by the receipt of $51.2 million in cash from the issuance of common stock under employee stock plans.

Stock Repurchase Programs
Our Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. During the first quarters of fiscal 2009 and 2008 we repurchased 6.0 million and 8.1 million shares of our common stock for $165.2 million and $250.0 million under our stock repurchase programs. At October 31, 2008, we had authorization from our Board of Directors to expend up to an additional $434.8 million for stock repurchases through May 15, 2011.
Unsecured Revolving Credit Facility
On March 22, 2007 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on March 22, 2012. Advances under the credit facility will accrue interest at rates that are equal to, at our election, either Citibank’s base rate or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.18% to 0.575% based on our senior debt credit ratings. The applicable interest rate will be increased by 0.05% for any period in which the total principal amount of advances and letters of credit under the credit facility exceeds $250 million. The agreement includes covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 and a ratio of annual EBITDA to interest payable of not less than 3.00 to 1.00. We were in compliance with these covenants at October 31, 2008. We may use amounts borrowed under this credit facility for general corporate purposes or for future acquisitions or expansion of our business. To date we have not borrowed under the credit facility. We currently believe that the credit facility will be available to us should we choose to borrow under it.
Liquidity and Capital Resource Requirements
We evaluate, on an ongoing basis, the merits of acquiring technology or businesses, or establishing strategic relationships with and investing in other companies. We may decide to use cash and cash equivalents, investments, and our revolving line of credit facility to fund such activities in the future.
Based on past performance and current expectations, we believe that our cash and cash equivalents, investments, and cash generated from operations will be sufficient to meet anticipated seasonal working capital needs, capital expenditure requirements, contractual obligations, commitments and other liquidity requirements associated with our operations for at least the next 12 months. As discussed above in this Item 2 under “Liquidity and Capital Resources – Auction Rate Securities,” we do not believe that the reduction in the liquidity of our municipal auction rate securities will have a material impact on our overall ability to meet our liquidity needs.
Reserves for Returns and Rebates
Activity in our reserves for product returns and for rebates during the first three months of fiscal 2009 and comparative balances at October 31, 2007 were as shown in the following table. Due to the seasonality of our business, we compare our returns and rebate reserve balances at the end of the current fiscal quarter to the reserve balances at the end of the same quarter of the previous fiscal year.

		Additions
	Balance	Charged		Balance	Balance
	July 31,	Against	Returns/	October 31,	October 31,
(In thousands)	2008	Revenue	Redemptions	2008	2007

Reserve for product returns	$27,910	$12,158	$(11,674)	$28,394	$28,042
Reserve for rebates	13,408	6,638	(8,414)	11,632	14,706
The fiscal 2009 decrease in our reserve for rebates was due to faster rebate payments to retailers in fiscal 2009 compared with fiscal 2008.
Off-Balance Sheet Arrangements
At October 31, 2008, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations
We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2008. Except as discussed below, there have been no significant changes in those obligations during the three months ended October 31, 2008.
Commitment for Interest Payments on Senior Notes
On March 12, 2007 we issued $500 million of 5.40% senior unsecured notes due on March 15, 2012 and $500 million of 5.75% senior unsecured notes due on March 15, 2017 (together, the Notes). The Notes are redeemable by Intuit at any time, subject to a make-whole premium. Interest is payable semiannually on March 15 and September 15. At October 31, 2008, our maximum commitment for interest payments under the Notes was $338.4 million.
Recent Accounting Pronouncements
SFAS 157, “Fair Value Measurements”
In September 2006 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value. This standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008 the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157,” which partially defers the effective date of SFAS 157 for one year for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). In October 2008 the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. On August 1, 2008 we adopted the provisions of SFAS 157 related to financial assets and financial liabilities and to non-financial assets and non-financial liabilities that we recognize or disclose at fair value on a recurring basis. We also adopted FSP 157-3 on that date. See Note 8 to the financial statements in Item 1 of this report. In accordance with FSP 157-2, we have delayed the implementation of the provisions of SFAS 157 related to the fair value of goodwill, other intangible assets and non-financial long-lived assets until our fiscal year beginning August 1, 2009. We are in the process of evaluating these portions of the standard and therefore have not yet determined the impact that their adoption will have on our financial position, results of operations or cash flows.
SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”
In February 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new standard does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157, “Fair Value Measurements,” and SFAS 107, “Disclosures about Fair Value of Financial Instruments.” SFAS 159 is effective for fiscal years beginning after November 15, 2007. On August 1, 2008 we adopted SFAS 159 but did not elect the fair value option for any additional financial assets or liabilities that we held at that date.
SFAS 141 (revised 2007), “Business Combinations”
In December 2007 the FASB issued SFAS 141 (revised 2007), “Business Combinations.” SFAS 141R will significantly change the accounting for business combinations in a number of areas, including the measurement of assets and liabilities acquired and the treatment of contingent consideration, contingencies, acquisition costs, in-

process research and development and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact the income tax provision. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008, which means that it will be effective for our fiscal year beginning August 1, 2009. Early adoption is prohibited. We are in the process of evaluating this standard and therefore have not yet determined the impact that the adoption of SFAS 141R will have on our financial position, results of operations or cash flows.
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
FSP SFAS 142-3, “Determination of the Useful Life of Intangible Assets”
In April 2008 the FASB issued FSP SFAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” This new staff position is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations.” FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008, which means that it will be effective for our fiscal year beginning August 1, 2009. We are in the process of evaluating this staff position and therefore have not yet determined the impact that adoption of FSP SFAS 142-3 will have on our financial position, results of operations or cash flows.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Investment Risk
There has been significant deterioration and instability in the financial markets during fiscal 2009. This period of extraordinary disruption and readjustment in the financial markets exposes us to additional investment risk. The value and liquidity of the securities in which we invest could deteriorate rapidly and the issuers of these securities could be subject to credit rating downgrades. In light of the current market conditions and these additional risks, we actively monitor market conditions and developments specific to the securities in which we invest. We believe that we take a conservative approach to investing our funds in that we invest only in highly-rated securities and diversify our portfolio of investments. While we believe we take prudent measures to mitigate investment related risks, such risks cannot be fully eliminated because of market circumstances that are outside our control.
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
See Note 2 to the financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of the cost and fair value of our investments by type of issue. See Note 8 to the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” in Part I, Item 2 for a description of market events that have affected the liquidity of certain municipal auction rate securities that we held at October 31, 2008.
Interest Rate Risk
Our cash equivalents and investments are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents and investments and the fair value of those investments. Should the Federal Reserve Target Rate increase by 25 basis points from the level of October 31, 2008, the value of our investments would decline by approximately $0.7 million. Should the Federal Reserve Target Rate increase by 100 basis points from the level of October 31, 2008, the value of our investments would decline by approximately $2.6 million.
We are also exposed to the impact of changes in interest rates as they affect our $500 million revolving credit facility. Advances under the credit facility accrue interest at rates that are equal to Citibank’s base rate or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.18% to 0.575% based on our senior debt credit ratings. Consequently, our interest expense would fluctuate with changes in the general level of these interest rates if we were to borrow any amounts under the credit facility. At October 31, 2008, no amounts were outstanding under the credit facility.
On March 12, 2007 we issued $500 million of 5.40% senior unsecured notes due on March 15, 2012 and $500 million of 5.75% senior unsecured notes due on March 15, 2017. Since these senior notes bear interest at fixed rates, they are not subject to market risk due to changes in interest rates.
Impact of Foreign Currency Rate Changes
The functional currencies of our international operating subsidiaries are the local currencies. We translate the assets and liabilities of our foreign subsidiaries at the exchange rates in effect on the balance sheet date. We translate their revenue, costs and expenses at the average rates of exchange in effect during the period. We include translation gains and losses in the stockholders’ equity section of our balance sheets. We include net gains and losses resulting from foreign exchange transactions in interest and other income in our statements of operations.
Since we translate foreign currencies (primarily Canadian dollars, British pounds and Indian rupees) into U.S. dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations on our financial results has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant because our international subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of October 31, 2008, we did not engage in foreign currency hedging activities.

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

ITEM 1A
RISK FACTORS
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements in this report, other than statements that are purely historical, are forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “forecast,” “estimate,” “seek,” and similar expressions also identify forward-looking statements. In this report, forward-looking statements include, without limitation, the following:
•	our expectations and beliefs regarding future conduct and growth of the business;

•	the assumptions underlying our Critical Accounting Policies and Estimates, including our estimates regarding product rebate and return reserves; stock volatility and other assumptions used to estimate the fair value of share-based compensation; and expected future amortization of purchased intangible assets;

•	our belief that the investments we hold are not other-than-temporarily impaired;

•	our belief that the reduction in liquidity of the municipal auction rate securities we hold will not have a material impact on our overall ability to meet our liquidity needs;

•	our belief that our exposure to currency exchange fluctuation risk will not be significant in the future;

•	our assessments and estimates that determine our effective tax rate;

•	our belief that our income tax valuation allowance is sufficient;

•	our belief that our cash and cash equivalents, investments and cash generated from operations will be sufficient to meet our working capital, capital expenditure and other liquidity requirements for at least the next 12 months;

•	our expectations regarding capital expenditures;

•	our beliefs regarding seasonality and other trends for our businesses;

•	our assessments and beliefs regarding the future outcome of pending legal proceedings and the liability, if any, that Intuit may incur as a result of those proceedings;

•	our expectations regarding the costs and other effects of acquisition and disposition transactions; and

•	the expected effects of the adoption of new accounting standards.
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
Because forward-looking statements involve risks and uncertainties, there are important factors that may cause actual results to differ materially from those contained in the forward-looking statements. These factors include the following:
•	We face intense competitive pressures in all of our businesses that may harm our operating results.

•	Future revenue growth for our core products depends upon our successful introduction of new and enhanced products and services.

•	Interruption, failure or breach of our information technology and communication systems, whether caused by natural disasters, malicious attacks or other events, could compromise the availability and security of our online products and services and lead to a loss of Intuit’s confidential or proprietary information or customer data, which could damage our reputation and harm our operating results.

•	If we fail to maintain reliable and responsive service levels for our electronic tax offerings, or if the IRS or other governmental agencies experience difficulties in receiving customer submissions, we could lose customers and our revenue and earnings could decrease.

•	The nature of our products necessitates timely product launches and if we experience significant product quality problems or delays, it will harm our revenue, earnings and reputation.

•	Our collection, use and retention of personal customer information present business operations and security risks, require us to incur expenses, and could harm our business.

•	The growth of our business depends on our ability to adapt to rapid technological change.

•	Our reliance on a limited number of manufacturing and distribution suppliers could harm our business.

•	As our product and service offerings become more complex our revenue streams may become less predictable.

•	Our revenue and earnings are highly seasonal and our quarterly results fluctuate significantly.

•	We face a number of risks in our payment processing business that could result in a reduction in our revenue and earnings.

•	We face a number of risks associated with our financial institutions business which could harm our revenue and results of operations.

•	Because we depend on a small number of large retailers and distributors, changes in these relationships could harm our results of operations.

•	Increased government regulation of our businesses could harm our operating results.

•	Expansion of our operations in international markets exposes us to operational and compliance risks.

•	If we do not respond promptly and effectively to customer service and technical support inquiries we will lose customers and our revenue and earnings will decline.

•	If we encounter problems with our third-party customer service and technical support providers our business and operating results will be harmed.

•	We are exposed to risks associated with credit card and payment fraud and with credit card processing.

•	If we fail to adequately protect our intellectual property rights, competitors may exploit our innovations, which could weaken our competitive position and reduce our revenue and earnings.

•	Third parties claiming that we infringe their proprietary rights could cause us to incur significant legal expenses and prevent us from selling our products.

•	We expect copying and misuse of our intellectual property to be a persistent problem causing lost revenue and increased expenses.

•	We do not own all of the software, other technologies and content used in our products and services.

•	Our acquisition and divestiture activities could disrupt our ongoing business, may involve increased expenses and may present risks not contemplated at the time of the transactions.

•	We have issued $1 billion in a debt offering and may incur other debt in the future, which could adversely affect our financial condition and results of operations.

•	We are subject to risks associated with information disseminated through our services.

•	If actual product returns exceed returns reserves our financial results would be harmed.

•	Acquisition-related costs and impairment charges can cause significant fluctuation in our net income.

•	Our investments in auction rate securities are subject to risks that may cause losses and affect the liquidity of these investments.

•	If we fail to operate our payroll business effectively our revenue and earnings will be harmed.

•	Interest income attributable to payroll customer deposits may fluctuate or be eliminated, causing our revenue and earnings to decline.

•	We may be unable to attract and retain key personnel.

•	We are frequently a party to litigation that is costly to defend and consumes the time of our management.

•	Unanticipated changes in our tax rates could affect our future financial results.

•	If we fail to maintain an effective system of internal controls, we may not be able to detect fraud or report our financial results accurately, which could harm our business and the trading price of our common stock.

•	General economic conditions may affect our revenue and harm our business.

•	Business interruptions could adversely affect our future operating results.
This list does not include all risks that could affect our business, and if these or any other risks or uncertainties materialize, or if our underlying assumptions prove to be inaccurate, actual results could differ materially from past results and from our expected future results.
Our Annual Report on Form 10-K for the fiscal year ended July 31, 2008 lists in more detail various important risk factors facing our business in Part I, Item 1A under the heading “Risk Factors.” There have been no material changes from the risk factors disclosed in that section of our Form 10-K. We incorporate that section of the Form 10-K into this filing and encourage you to review that information. We also encourage you to review our other reports filed periodically with the Securities and Exchange Commission for any further information regarding risks facing our business.

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
Stock repurchase activity during the three months ended October 31, 2008 was as follows:

			Total Number	Approximate
			of Shares	Dollar Value of
	Total Number	Average	Purchased as	Shares That May
	of Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plans

August 1, 2008 through August 31, 2008	1,015,000	$29.56	1,015,000	$569,994,305

September 1, 2008 through September 30, 2008	1,960,000	$30.13	1,960,000	$510,933,004

October 1, 2008 through October 31, 2008	3,046,307	$24.99	3,046,307	$434,795,472

Total	6,021,307	$27.44	6,021,307

Notes:

1.	All shares purchased as part of publicly announced plans during the three months ended October 31, 2008 were purchased under a plan we announced on May 20, 2008 under which we were authorized to repurchase up to $600 million of our common stock from time to time over a three-year period ending on May 15, 2011.

ITEM 6
EXHIBITS
We have filed the following exhibits as part of this report:

Exhibit		Filed	Incorporated
Number	Exhibit Description	Herewith	by Reference

10.01+	Forms of Restricted Stock Unit Agreements: Intuit Inc. MSPP Matching Award Agreement; Intuit Inc. Performance-Based Vesting Agreement; Homestead Technologies Inc. Service-Based Vesting Agreement; and Intuit Inc. Service-Based Vesting Agreement	X

10.02+	Amendment dated December 1, 2008 to Letter Regarding Terms of Employment by and between Intuit Inc. and Mr. R. Neil Williams dated November 2, 2007	X

10.03+	Amendment dated December 1, 2008 to Offer Letter Agreement between Intuit and Alexander M. Lintner dated June 24, 2005 and accepted by Mr. Lintner on June 29, 2005	X

10.04+	Letter Regarding Terms of Employment by and between Intuit Inc. and Mr. Sasan K. Goodarzi dated May 18, 2004 and Amendment dated December 1, 2008	X

10.05+	Amendment dated December 1, 2008 to Letter Regarding Terms of Employment by and between Intuit Inc. and Mr. Brad D. Smith dated October 1, 2007	X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01	Section 1350 Certification (Chief Executive Officer)	X

32.02	Section 1350 Certification (Chief Financial Officer)	X

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)
Date: December 4, 2008	By:	/s/ R. NEIL WILLIAMS
R. Neil Williams
Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Filed	Incorporated
Number	Exhibit Description	Herewith	by Reference

10.01+	Forms of Restricted Stock Unit Agreements: Intuit Inc. MSPP Matching Award Agreement; Intuit Inc. Performance-Based Vesting Agreement; Homestead Technologies Inc. Service-Based Vesting Agreement; and Intuit Inc. Service-Based Vesting Agreement	X

10.02+	Amendment dated December 1, 2008 to Letter Regarding Terms of Employment by and between Intuit Inc. and Mr. R. Neil Williams dated November 2, 2007	X

10.03+	Amendment dated December 1, 2008 to Offer Letter Agreement between Intuit and Alexander M. Lintner dated June 24, 2005 and accepted by Mr. Lintner on June 29, 2005	X

10.04+	Letter Regarding Terms of Employment by and between Intuit Inc. and Mr. Sasan K. Goodarzi dated May 18, 2004 and Amendment dated December 1, 2008	X

10.05+	Amendment dated December 1, 2008 to Letter Regarding Terms of Employment by and between Intuit Inc. and Mr. Brad D. Smith dated October 1, 2007	X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01	Section 1350 Certification (Chief Executive Officer)	X

32.02	Section 1350 Certification (Chief Financial Officer)	X

+	Indicates a management contract or compensatory plan or arrangement.