Form 10-Q
period 2009-01-31
INTUIT INC
filed 2009-03-02
CIK 896878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 321,222,009 shares of Common Stock, $0.01 par value, were outstanding at February 23, 2009.

INTUIT INC.
FORM 10-Q
INDEX
Intuit, the Intuit logo, QuickBooks, TurboTax, Lacerte, ProSeries, Digital Insight and Quicken, among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners.

PART I
ITEM 1
FINANCIAL STATEMENTS
INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
(In thousands, except per share amounts; unaudited)	2009	2008	2009	2008

Net revenue:
Product	$434,929	$540,790	$655,482	$759,410
Service and other	356,047	294,084	616,873	520,402

Total net revenue	790,976	834,874	1,272,355	1,279,812

Costs and expenses:
Cost of revenue:
Cost of product revenue	55,645	56,880	89,045	90,627
Cost of service and other revenue	107,492	102,838	219,200	200,292
Amortization of purchased intangible assets	15,023	13,299	30,236	26,113
Selling and marketing	276,374	263,705	462,560	433,364
Research and development	143,249	149,767	279,466	299,103
General and administrative	71,088	66,672	136,185	143,787
Acquisition-related charges	12,548	8,083	22,136	16,095

Total costs and expenses	681,419	661,244	1,238,828	1,209,381

Operating income from continuing operations	109,557	173,630	33,527	70,431
Interest expense	(11,686)	(13,510)	(23,417)	(27,559)
Interest and other income	6,190	4,925	4,322	22,116
Gains on marketable equity securities and other investments, net	—	—	577	713
Gain on sale of outsourced payroll assets	—	14,004	—	37,955

Income from continuing operations before income taxes	104,061	179,049	15,009	103,656
Income tax provision (benefit)	18,650	62,555	(18,467)	34,227
Minority interest expense, net of tax	371	492	580	998

Net income from continuing operations	85,040	116,002	32,896	68,431
Net income (loss) from discontinued operations	—	(755)	—	26,012

Net income	$85,040	$115,247	$32,896	$94,443

Basic net income per share from continuing operations	$0.27	$0.35	$0.10	$0.20
Basic net income (loss) per share from discontinued operations	—	—	—	0.08

Basic net income per share	$0.27	$0.35	$0.10	$0.28

Shares used in basic per share calculations	320,531	331,139	321,900	334,362

Diluted net income per share from continuing operations	$0.26	$0.34	$0.10	$0.20
Diluted net income (loss) per share from discontinued operations	—	—	—	0.07

Diluted net income per share	$0.26	$0.34	$0.10	$0.27

Shares used in diluted per share calculations	326,319	342,751	329,482	346,014

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	July 31,
(In thousands; unaudited)	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$338,708	$413,340
Investments	209,143	414,493
Accounts receivable, net	441,572	127,230
Income taxes receivable	117,704	60,564
Deferred income taxes	78,512	101,730
Prepaid expenses and other current assets	90,548	45,457

Current assets before funds held for customers	1,276,187	1,162,814
Funds held for customers	293,683	610,748

Total current assets	1,569,870	1,773,562

Long-term investments	254,327	288,310
Property and equipment, net	539,854	507,499
Goodwill	1,693,390	1,698,087
Purchased intangible assets, net	219,415	273,087
Long-term deferred income taxes	36,374	52,491
Other assets	76,778	73,548

Total assets	$4,390,008	$4,666,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$122,544	$115,198
Accrued compensation and related liabilities	131,801	229,819
Deferred revenue	471,903	359,936
Income taxes payable	187	16,211
Other current liabilities	216,142	135,326

Current liabilities before customer fund deposits	942,577	856,490
Customer fund deposits	293,683	610,748

Total current liabilities	1,236,260	1,467,238

Long-term debt	998,089	997,996
Other long-term obligations	120,064	121,489

Total liabilities	2,354,413	2,586,723

Commitments and contingencies
Minority interest	1,592	6,907

Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	2,457,076	2,407,749
Treasury stock, at cost	(2,860,681)	(2,786,499)
Accumulated other comprehensive income (loss)	(8,286)	7,722
Retained earnings	2,445,894	2,443,982

Total stockholders’ equity	2,034,003	2,072,954

Total liabilities and stockholders’ equity	$4,390,008	$4,666,584

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders’
(Dollars in thousands; unaudited)	Shares	Amount	Capital	Stock	Income (Loss)	Earnings	Equity

Balance at July 31, 2008	322,599,830	$3,226	$2,404,523	$(2,786,499)	$7,722	$2,443,982	$2,072,954
Components of comprehensive net income:
Net income	—	—	—	—	—	32,896	32,896
Other comprehensive loss, net of tax	—	—	—	—	(16,008)	—	(16,008)

Comprehensive net income							16,888
Issuance of common stock under employee stock plans	4,910,583	49	—	105,979	—	(10,959)	95,069
Restricted stock units released, net of taxes	919,548	9	(16,570)	20,016	—	(20,025)	(16,570)
Issuance of restricted stock units pursuant to Management Stock Purchase Plan	—	—	2,291	—	—	—	2,291
Stock repurchases under stock repurchase programs	(7,383,167)	(74)	—	(200,177)	—	—	(200,251)
Tax benefit from employee stock option transactions	—	—	6,971	—	—	—	6,971
Share-based compensation	—	—	56,651	—	—	—	56,651

Balance at January 31, 2009	321,046,794	$3,210	$2,453,866	$(2,860,681)	$(8,286)	$2,445,894	$2,034,003

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders’
(Dollars in thousands; unaudited)	Shares	Amount	Capital	Stock	Income (Loss)	Earnings	Equity

Balance at July 31, 2007	339,157,302	$3,391	$2,247,755	$(2,207,114)	$6,096	$1,984,885	$2,035,013
Components of comprehensive net income:
Net income	—	—	—	—	—	94,443	94,443
Other comprehensive income, net of tax	—	—	—	—	3,073	—	3,073

Comprehensive net income							97,516
Issuance of common stock under employee stock plans	6,023,193	60	—	127,705	—	(6,088)	121,677
Restricted stock units released, net of taxes	255,853	3	(6,333)	4,935	—	(4,938)	(6,333)
Assumed vested options from purchase acquisistions	—	—	11,096	—	—	—	11,096
Issuance of restricted stock units pursuant to Management Stock Purchase Plan	—	—	2,284	—	—	—	2,284
Stock repurchases under stock repurchase programs	(16,345,474)	(163)	—	(499,835)	—	—	(499,998)
Tax benefit from employee stock option transactions	—	—	25,032	—	—	—	25,032
Share-based compensation (1)	—	—	56,235	—	—	—	56,235

Balance at January 31, 2008	329,090,874	$3,291	$2,336,069	$(2,574,309)	$9,169	$2,068,302	$1,842,522

(1)	Includes $56,189 for continuing operations and $46 for Intuit Distribution Management Solutions discontinued operations.
See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
(In thousands; unaudited)	2009	2008	2009	2008
Cash flows from operating activities:
Net income (1)	$85,040	$115,247	$32,896	$94,443
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	35,574	27,900	69,159	54,122
Amortization of intangible assets	29,787	23,460	56,944	46,108
Share-based compensation	34,898	29,534	56,651	56,235
Pre-tax gain on sale of outsourced payroll assets	—	(14,004)	—	(37,955)
Pre-tax gain on sale of IDMS (1)	—	—	—	(45,667)
Deferred income taxes	(790)	7,313	44,217	14,560
Tax benefit from share-based compensation plans	(3,651)	13,232	6,971	25,032
Excess tax benefit from share-based compensation plans	(370)	(7,506)	(6,497)	(15,761)
Other	1,523	3,308	6,656	2,936

Subtotal	182,011	198,484	266,997	194,053

Changes in operating assets and liabilities:
Accounts receivable	(299,793)	(226,467)	(316,517)	(236,938)
Prepaid expenses, income taxes receivable and other assets	7,021	55,779	(113,889)	21,093
Accounts payable	(6,672)	(25,623)	14,903	10,375
Accrued compensation and related liabilities	15,609	42,871	(97,010)	(49,805)
Deferred revenue	139,789	39,497	122,008	23,800
Income taxes payable	1,484	11,855	(12,678)	(14,338)
Other liabilities	103,094	102,511	79,048	89,304

Total changes in operating assets and liabilities	(39,468)	423	(324,135)	(156,509)

Net cash provided by (used in) operating activities (1)	142,543	198,907	(57,138)	37,544

Cash flows from investing activities:
Purchases of available-for-sale debt securities	(30,884)	(159,201)	(66,956)	(448,691)
Sales of available-for-sale debt securities	116,489	368,111	264,395	717,617
Maturities of available-for-sale debt securities	13,060	43,335	23,855	174,335
Net change in funds held for customers’ money market funds and other cash equivalents	33,843	(257,934)	317,065	(218,839)
Purchases of property and equipment	(49,674)	(56,644)	(116,884)	(121,919)
Net change in customer fund deposits	(33,843)	257,934	(317,065)	218,839
Acquisitions of businesses and intangible assets, net of cash acquired	(848)	(131,596)	(3,341)	(134,071)
Cash received from acquirer of outsourced payroll assets	—	7,281	—	27,303
Proceeds from divestiture of businesses	—	—	—	97,147
Other	1,794	370	6,565	(6,470)

Net cash provided by investing activities	49,937	71,656	107,634	305,251

Cash flows from financing activities:
Net proceeds from issuance of common stock and release of restricted stock units under employee stock plans	15,183	64,145	78,499	115,344
Purchase of treasury stock	(35,047)	(250,000)	(200,251)	(499,998)
Excess tax benefit from share-based compensation plans	370	7,506	6,497	15,761
Issuance of restricted stock units pursuant to Management Stock Purchase Plan	(4)	—	2,291	2,284
Other	(987)	(4,701)	(1,750)	(3,595)

Net cash used in financing activities	(20,485)	(183,050)	(114,714)	(370,204)

Effect of exchange rates on cash and cash equivalents	(2,844)	(3,433)	(10,414)	2,356

Net increase (decrease) in cash and cash equivalents	169,151	84,080	(74,632)	(25,053)
Cash and cash equivalents at beginning of period	169,557	146,068	413,340	255,201

Cash and cash equivalents at end of period	$338,708	$230,148	$338,708	$230,148

(1)	Because the operating cash flows of our Intuit Distribution Management Solutions (IDMS) discontinued operations were not material for any period presented, we have not segregated them from continuing operations on these statements of cash flows. We have presented the effect of the gain on disposal of IDMS on the statement of cash flows for the six months ended January 31, 2008. See Note 4 to the financial statements.
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
We have included all normal recurring adjustments and the adjustments for discontinued operations that we considered necessary to give a fair presentation of our operating results for the periods presented. These condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2008. Results for the three and six months ended January 31, 2009 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2009 or any other future period.
Seasonality
Our QuickBooks, Consumer Tax and Accounting Professionals businesses are highly seasonal. Some of our other offerings are also seasonal, but to a lesser extent. Revenue from our QuickBooks software products tends to be highest during our second and third fiscal quarters. Sales of income tax preparation products and services are heavily concentrated in the period from November through April. The timing and composition of new customer offerings that include both product and service elements can materially shift revenue between quarters. These seasonal patterns mean that our total net revenue is usually highest during our second quarter ending January 31 and third quarter ending April 30. We typically report losses in our first quarter ending October 31 and fourth quarter ending July 31, when revenue from our tax businesses is minimal while operating expenses continue at relatively consistent levels.

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

The following table presents the composition of shares used in the computation of basic and diluted net income (loss) per share for the periods indicated.

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
(In thousands, except per share amounts)	2009	2008	2009	2008

Numerator:
Net income from continuing operations	$85,040	$116,002	$32,896	$68,431
Net income (loss) from discontinued operations	—	(755)	—	26,012

Net income	$85,040	$115,247	$32,896	$94,443

Denominator:
Shares used in basic and diluted per share amounts:
Weighted average common shares outstanding	320,531	331,139	321,900	334,362

Shares used in diluted per share amounts:
Weighted average common shares outstanding	320,531	331,139	321,900	334,362
Dilutive common equivalent shares from stock options and restricted stock units	5,788	11,612	7,582	11,652

Dilutive weighted average common shares outstanding	326,319	342,751	329,482	346,014

Basic and diluted net income (loss) per share:
Basic net income per share from continuing operations	$0.27	$0.35	$0.10	$0.20
Basic net income (loss) per share from discontinued operations	—	—	—	0.08

Basic net income per share	$0.27	$0.35	$0.10	$0.28

Diluted net income per share from continuing operations	$0.26	$0.34	$0.10	$0.20
Diluted net income (loss) per share from discontinued operations	—	—	—	0.07

Diluted net income per share	$0.26	$0.34	$0.10	$0.27

Weighted average stock options and restricted stock units excluded from calculation due to anti-dilutive effect	32,968	17,556	26,867	17,852

Significant Customers
No customer accounted for 10% or more of total net revenue in the three or six months ended January 31, 2009 or 2008. Due to the seasonality of our business, at January 31, 2009 the account of one retail customer represented approximately 18% of total accounts receivable and the account of another retail customer represented approximately 16% of total accounts receivable. No customer accounted for 10% or more of total accounts receivable at July 31, 2008.

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
2. Cash and Cash Equivalents, Investments and Funds Held for Customers
We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of AAA-rated money market funds in all periods presented. Investments consist of available-for-sale investment-grade debt securities that we carry at fair value. Funds held for customers consist of cash and AAA-rated money market funds. Long-term investments consist primarily of municipal auction rate securities that we carry at fair value. Due to a decrease in liquidity in the global credit markets, we estimate the fair values of these municipal auction rate securities based on a discounted cash flow model that we prepare. See Note 8 for more information. Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market funds, we diversify our investments by limiting our holdings with any individual issuer.
The following table summarizes our cash and cash equivalents, investments and funds held for customers by balance sheet classification at the dates indicated.

	January 31, 2009		July 31, 2008
(In thousands)	Cost	Fair Value	Cost	Fair Value
Classification on balance sheets:
Cash and cash equivalents	$338,708	$338,708	$413,340	$413,340
Investments	207,164	209,143	412,075	414,493
Funds held for customers	293,683	293,683	610,748	610,748
Long-term investments	270,329	254,327	288,310	288,310

Total cash and cash equivalents, investments and funds held for customers	$1,109,884	$1,095,861	$1,724,473	$1,726,891

The following table summarizes our cash and cash equivalents, investments and funds held for customers by investment category at the dates indicated.

	January 31, 2009		July 31, 2008
(In thousands)	Cost	Fair Value	Cost	Fair Value
Type of issue:
Total cash and cash equivalents	$632,391	$632,391	$1,024,088	$1,024,088
Available-for-sale debt securities:
Municipal bonds	174,330	176,254	330,436	332,534
Municipal auction rate securities	267,025	251,023	285,325	285,325
U.S. agency securities	10,000	10,060	74,476	74,796
Corporate notes	22,834	22,829	7,163	7,163

Total available-for-sale debt securities	474,189	460,166	697,400	699,818
Other long-term investments	3,304	3,304	2,985	2,985

Total cash and cash equivalents, investments and funds held for customers	$1,109,884	$1,095,861	$1,724,473	$1,726,891

We include realized gains and losses on our available-for-sale debt securities in interest and other income in our statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the three and six months ended January 31, 2009 and 2008 were not significant.
We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income in the stockholders’ equity section of our balance sheets. Gross unrealized gains and losses on our available-for-sale debt securities, including our municipal auction rate securities, were as follows at the dates indicated. See Note 8 for a discussion of the fair value of our municipal auction rate securities, which we classify as long-term investments on our balance sheets.

	January 31,	July 31,
(In thousands)	2009	2008
Gross unrealized gains	$2,137	$2,482
Gross unrealized losses	(16,160)	(64)

Net unrealized gain	$(14,023)	$2,418

We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held at January 31, 2009 were not other-than-temporarily impaired. While certain available-for-sale debt securities have fair values that are below cost, we believe that because we have the ability and intent to hold them until recovery at par it is probable that principal and interest will be collected in accordance with contractual terms. We believe that the unrealized losses at January 31, 2009 are due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with the specific securities.
The following table summarizes our available-for-sale debt securities classified by the stated maturity date of the security at the dates indicated.

	January 31, 2009		July 31, 2008
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due within one year	$117,168	$117,920	$108,753	$109,562
Due within two years	66,450	67,029	207,157	208,144
Due within three years	6,556	6,643	10,379	10,402
Due after three years	284,015	268,574	371,111	371,710

Total available-for-sale debt securities	$474,189	$460,166	$697,400	$699,818

3. Comprehensive Net Income (Loss)
SFAS 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive net income (loss) and its components in stockholders’ equity. SFAS 130 requires that the components of other comprehensive income (loss), such as changes in the fair value of available-for-sale debt securities and foreign currency translation adjustments, be added to our net income to arrive at comprehensive net income. Other comprehensive income (loss) items have no impact on our net income as presented in our statements of operations.

The components of comprehensive net income, net of income taxes, were as shown in the following table for the periods indicated. The realized gain on derivative instruments relates to two interest rate swaps that we entered into in December 2006 and settled in March 2007 in connection with the senior notes described in Note 7. We are amortizing the realized gain to interest expense over the term of the related notes.

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
(In thousands)	2009	2008	2009	2008

Net income	$85,040	$115,247	$32,896	$94,443
Components of other comprehensive income (loss):
Changes in net unrealized gains (losses) on investments, net of reclassification adjustment for realized gains (losses), net of income taxes	(8,887)	1,593	(9,906)	2,066
Amortization of realized gain on derivative instruments, net of income taxes	(11)	(11)	(22)	(21)
Foreign currency translation adjustment, net of income taxes	(543)	(1,124)	(6,080)	1,028

Total other comprehensive income (loss), net of income taxes	(9,441)	458	(16,008)	3,073

Comprehensive net income, net of income taxes	$75,599	$115,705	$16,888	$97,516

Income tax provision (benefit) netted against other comprehensive income (loss)	$(6,228)	$302	$(10,561)	$2,027

4. Dispositions and Discontinued Operations
Intuit Distribution Management Solutions Discontinued Operations
In August 2007 we sold our Intuit Distribution Management Solutions (IDMS) business for approximately $100 million in cash and recorded a net gain on disposal of $27.5 million. IDMS was part of our Other Businesses segment.
In accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we determined that IDMS became a discontinued operation in the fourth quarter of fiscal 2007. We have therefore segregated the net assets and operating results of IDMS from continuing operations on our balance sheets and in our statements of operations for all periods prior to the sale. Revenue and net loss from IDMS discontinued operations for the six months ended January 31, 2008 were not significant. Because IDMS operating cash flows were not material for any period presented, we have not segregated them from continuing operations on our statements of cash flows. We have presented the effect of the gain on disposal of IDMS on our statement of cash flows for the six months ended January 31, 2008.
Sale of Outsourced Payroll Assets
In March 2007 we sold certain assets related to our Complete Payroll and Premier Payroll Service businesses to Automatic Data Processing, Inc. (ADP) for a price of up to approximately $135 million in cash. The final purchase price was contingent upon the number of customers that transitioned to ADP pursuant to the purchase agreement over a period of approximately one year from the date of sale. In the three and six months ended January 31, 2008 we recorded pre-tax gains of $14.0 million and $38.0 million on our statement of operations for customers who transitioned to ADP during those periods. We received a total purchase price of $93.6 million and recorded a total pre-tax gain of $83.2 million from the inception of this transaction through its completion in the third quarter of fiscal 2008.
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
The following tables show our financial results by reportable segment for the three and six months ended January 31, 2009 and 2008.

		Payroll
		and	Consumer	Accounting	Financial	Other
(In thousands)	QuickBooks	Payments	Tax	Professionals	Institutions	Businesses	Corporate	Consolidated

Three Months Ended January 31, 2009
Product revenue	$113,311	$59,228	$89,882	$130,783	$70	$41,655	$—	$434,929
Service and other revenue	50,761	98,697	97,385	2,333	75,951	30,920	—	356,047

Total net revenue	164,072	157,925	187,267	133,116	76,021	72,575	—	790,976

Segment operating income	37,776	62,805	61,792	82,730	16,376	14,516		275,995
Common expenses							(138,867)	(138,867)

Subtotal	37,776	62,805	61,792	82,730	16,376	14,516	(138,867)	137,128
Amortization of purchased intangible assets	—	—	—	—	—	—	(15,023)	(15,023)
Acquisition-related charges	—	—	—	—	—	—	(12,548)	(12,548)
Interest expense	—	—	—	—	—	—	(11,686)	(11,686)
Interest and other income	—	—	—	—	—	—	6,190	6,190
Gain on marketable equity securities and other investments, net	—	—	—	—	—	—	—	—

Income (loss) from continuing operations before income taxes	$37,776	$62,805	$61,792	$82,730	$16,376	$14,516	$(171,934)	$104,061

		Payroll
		and	Consumer	Accounting	Financial	Other
(In thousands)	QuickBooks	Payments	Tax	Professionals	Institutions	Businesses	Corporate	Consolidated

Three Months Ended January 31, 2008
Product revenue	$132,818	$53,870	$181,134	$114,499	$178	$58,291	$—	$540,790
Service and other revenue	34,995	84,085	67,150	2,211	72,129	33,514	—	294,084

Total net revenue	167,813	137,955	248,284	116,710	72,307	91,805	—	834,874

Segment operating income	51,467	56,756	116,498	66,216	12,609	30,926	—	334,472
Common expenses	—	—	—	—	—	—	(139,460)	(139,460)

Subtotal	51,467	56,756	116,498	66,216	12,609	30,926	(139,460)	195,012
Amortization of purchased intangible assets	—	—	—	—	—	—	(13,299)	(13,299)
Acquisition-related charges	—	—	—	—	—	—	(8,083)	(8,083)
Interest expense	—	—	—	—	—	—	(13,510)	(13,510)
Interest and other income	—	—	—	—	—	—	4,925	4,925
Gain on marketable equity securities and other investments, net	—	—	—	—	—	—	—	—
Gain on sale of outsourced payroll assets	—	—	—	—	—	—	14,004	14,004

Income (loss) from continuing operations before income taxes	$51,467	$56,756	$116,498	$66,216	$12,609	$30,926	$(155,423)	$179,049

		Payroll
		and	Consumer	Accounting	Financial	Other
(In thousands)	QuickBooks	Payments	Tax	Professionals	Institutions	Businesses	Corporate	Consolidated

Six Months Ended January 31, 2009
Product revenue	$218,730	$117,549	$94,052	$149,896	$206	$75,049	$—	$655,482
Service and other revenue	97,264	192,434	107,469	4,585	150,486	64,635	—	616,873

Total net revenue	315,994	309,983	201,521	154,481	150,692	139,684	—	1,272,355

Segment operating income	67,086	124,334	30,143	65,623	31,301	23,749	—	342,236
Common expenses	—	—	—	—	—	—	(256,337)	(256,337)

Subtotal	67,086	124,334	30,143	65,623	31,301	23,749	(256,337)	85,899
Amortization of purchased intangible assets	—	—	—	—	—	—	(30,236)	(30,236)
Acquisition-related charges	—	—	—	—	—	—	(22,136)	(22,136)
Interest expense	—	—	—	—	—	—	(23,417)	(23,417)
Interest and other income	—	—	—	—	—	—	4,322	4,322
Gain on marketable equity securities and other investments, net	—	—	—	—	—	—	577	577

Income (loss) from continuing operations before income taxes	$67,086	$124,334	$30,143	$65,623	$31,301	$23,749	$(327,227)	$15,009

		Payroll
		and	Consumer	Accounting	Financial	Other
(In thousands)	QuickBooks	Payments	Tax	Professionals	Institutions	Businesses	Corporate	Consolidated

Six Months Ended January 31, 2008
Product revenue	$246,112	$107,404	$183,972	$131,234	$264	$90,424	$—	$759,410
Service and other revenue	64,618	161,887	77,629	3,858	144,209	68,201	—	520,402

Total net revenue	310,730	269,291	261,601	135,092	144,473	158,625	—	1,279,812

Segment operating income	88,041	113,864	82,797	45,657	25,020	41,470	—	396,849
Common expenses	—	—	—	—	—	—	(284,210)	(284,210)

Subtotal	88,041	113,864	82,797	45,657	25,020	41,470	(284,210)	112,639
Amortization of purchased intangible assets	—	—	—	—	—	—	(26,113)	(26,113)
Acquisition-related charges	—	—	—	—	—	—	(16,095)	(16,095)
Interest expense	—	—	—	—	—	—	(27,559)	(27,559)
Interest and other income	—	—	—	—	—	—	22,116	22,116
Gain on marketable equity securities and other investments, net	—	—	—	—	—	—	713	713
Gain on sale of outsourced payroll assets	—	—	—	—	—	—	37,955	37,955

Income (loss) from continuing operations before income taxes	$88,041	$113,864	$82,797	$45,657	$25,020	$41,470	$(293,193)	$103,656

6. Current Liabilities
Unsecured Revolving Credit Facility
On March 22, 2007 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on March 22, 2012. Advances under the credit facility will accrue interest at rates that are equal to, at our election, either Citibank’s base rate or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.18% to 0.575% based on our senior debt credit ratings. The applicable interest rate will be increased by 0.05% for any period in which the total principal amount of advances and letters of credit under the credit facility exceeds $250 million. The agreement includes covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 and a ratio of annual EBITDA to interest payable of not less than 3.00 to 1.00. We were in compliance with these covenants at January 31, 2009. We may use amounts borrowed under this credit facility for general corporate purposes or for future acquisitions or expansion of our business. To date we have not borrowed under this credit facility.

Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

	January 31,	July 31,
(In thousands)	2009	2008

Reserve for product returns	$72,748	$27,910
Reserve for rebates	55,101	13,408
Interest payable	20,597	20,597
Executive deferred compensation plan	31,253	38,234
Other	36,443	35,177

Total other current liabilities	$216,142	$135,326

The balances of several of our other current liabilities, particularly our reserves for product returns and rebates, are affected by the seasonality of our business. See Note 1.
7. Long-Term Obligations
Senior Unsecured Notes
On March 12, 2007 we issued $500 million of 5.40% senior unsecured notes due on March 15, 2012 and $500 million of 5.75% senior unsecured notes due on March 15, 2017 (together, the Notes), for a total principal amount of $1 billion. The Notes are redeemable by Intuit at any time, subject to a make-whole premium. We paid $27.9 million and $28.4 million in cash for interest on the Notes during the six months ended January 31, 2009 and 2008. Based on the trading prices of the Notes at January 31, 2009 and July 31, 2008 and the interest rates we could obtain for other borrowings with similar terms at those dates, the estimated fair value of the Notes at those dates was approximately $894.4 million and $964.7 million.
The following table summarizes our senior unsecured notes at the dates indicated:

	January 31,	July 31,
(In thousands)	2009	2008

Senior notes:
5.40% fixed-rate notes, due 2012	$500,000	$500,000
5.75% fixed-rate notes, due 2017	500,000	500,000

Total senior notes	1,000,000	1,000,000
Unamortized discount	(1,911)	(2,004)

Total	$998,089	$997,996

Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

	January 31,	July 31,
(In thousands)	2009	2008

Total deferred rent	$63,526	$61,747
Long-term deferred revenue	19,644	12,939
Long-term income tax liabilities	41,304	47,857
Other	4,272	8,008

Total long-term obligations	128,746	130,551
Less current portion (included in other current liabilities)	(8,682)	(9,062)

Long-term obligations due after one year	$120,064	$121,489

Innovative Merchant Solutions Loan and Buyout Commitments
In April 2005 our wholly owned subsidiary, Innovative Merchant Solutions (IMS), became a member of Superior Bankcard Services, LLC (SBS), a newly formed entity that acquires merchant accounts for IMS. Our consolidated financial statements include the financial position, results of operations and cash flows of SBS, after elimination of all significant intercompany balances and transactions, including amounts outstanding under the credit agreement described below. See Note 1. In connection with the formation of this entity IMS agreed to provide to SBS revolving loans in an amount of up to $40.0 million under the terms of a credit agreement. The credit agreement expires in July 2013, although certain events, such as a sale of SBS, can trigger earlier termination. Amounts outstanding under this agreement at January 31, 2009 totaled $7.5 million at interest rates of 5.0% to 6.0%. Amounts outstanding under this agreement at July 31, 2008 totaled $8.5 million at interest rates of 6.0% to 8.5%. There are no scheduled repayments on the outstanding loan balance. All unpaid principal amounts and the related accrued interest are due and payable in full at the loan expiration date.
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

in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. Our Level 2 assets consist of municipal bonds, U.S. agency securities and corporate notes that we classify as available-for-sale securities. Our Level 2 liabilities consist of long-term debt that is model priced by third parties using observable inputs.

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
The following table presents financial assets and financial liabilities that we measured at fair value on a recurring basis at January 31, 2009. We have classified these assets and liabilities in accordance with the fair value hierarchy set forth in SFAS 157. In instances where the inputs used to measure the fair value of an asset or liability fall into more than one level of the fair value hierarchy, we have classified them based on the lowest level input that is significant to the determination of the fair value.

	Quoted Prices
	in Active	Significant
	Markets	Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Fair Value

Assets:
Cash equivalents (1)	$54,416	$—	$—	$54,416
Available-for-sale debt securities:
Municipal bonds (2)	—	176,254	—	176,254
U.S. agency securities (2)	—	10,060	—	10,060
Corporate notes (2)	—	22,829	—	22,829
Municipal auction rate securities (3)	—		251,023	251,023

Total assets	$54,416	$209,143	$251,023	$514,582

Liabilities:
Long-term debt (4)	$—	$894,390	$—	$894,390

(1)	Included in cash and cash equivalents on our balance sheet at January 31, 2009.

(2)	Included in investments on our balance sheet at January 31, 2009.

(3)	Included in long-term investments on our balance sheet at January 31, 2009.

(4)	Carrying value on our balance sheet at January 31, 2009 was $998.1 million. See Note 7.
The following table presents a reconciliation of financial assets that we measure at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended January 31, 2009.

Significant
Unobservable
Inputs
(In thousands)	(Level 3)

Balance at July 31, 2008	$285,325
Transfers in to Level 3	—
Settlements	(18,300)
Unrealized losses	(16,002)

Balance at January 31, 2009	$251,023

Financial assets whose fair values we measure using Level 3 inputs consisted of municipal auction rate securities that we classified as long-term investments on our balance sheet at January 31, 2009. At that date all of the municipal auction rate securities we held were rated A or better by the major credit rating agencies and 82% were collateralized by student loans guaranteed by the U.S. Department of Education. These securities are long-term debt instruments that are intended to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 35 days. Due to a decrease in liquidity in the global credit markets, in February 2008 auctions began failing for the municipal auction rate securities we held. Regularly scheduled auctions for these securities have generally continued to fail since that time. When these auctions initially failed, higher interest rates for many of the securities went into effect in accordance with the terms of the prospectus for each security. As of January 31, 2009, we had received all interest payments in accordance with the contractual terms of these securities.
We estimated the fair values of the municipal auction rate securities we held at January 31, 2009 based on a discounted cash flow model that we prepared. Key inputs to our discounted cash flow model included the current contractual interest rates; the likely timing of principal repayments; the probability of full repayment considering guarantees by the U.S. Department of Education of the underlying student loans or insurance by other third parties; publicly available pricing data for recently issued student loan backed securities that are not subject to auctions; and the impact of the reduced liquidity for auction rate securities. The following table presents information about significant inputs to our discounted cash flow model at the dates shown:

	Inputs to Model at
	January 31,	July 31,
(In thousands)	2009	2008

Range of contractual yield rates	0.46% - 1.09%	2.57% - 4.48%

Range of overall discount rates used in model (like-kind security yield rate plus illiquidity factor)	1.90% - 2.15%	3.45% - 3.70%

Like-kind security yield rate	0.65%	2.20%

Range of illiquidity factors	125 - 150 bps	125 - 150 bps

Expected holding period in years	7	7
Using our discounted cash flow model we determined that the fair values of the municipal auction rate securities we held at January 31, 2009 totaled $251.0 million, compared with a total par value of $267.0 million. As a result, in the three months ended January 31, 2009 we recorded the difference of $16.0 million as a temporary unrealized loss, net of income taxes, in accumulated other comprehensive income in the equity section of our balance sheet. Based on our ability and intent to hold these auction rate securities until recovery at par, we consider the decline in their fair values to be temporary and we classified them as long-term investments on our balance sheet at January 31, 2009.
In August 2008 the broker-dealers for our municipal auction rate securities announced settlements under which they may provide liquidity solutions, or purchase, the auction rate securities held by their institutional clients. On November 4, 2008 we accepted an offer from UBS AG (UBS), one of the broker-dealers for our municipal auction rate securities, that gives us the option to sell UBS a total of $147.9 million in municipal auction rate securities at par value at any time during a two-year period beginning June 30, 2010. The put option also gives UBS the discretion to buy any or all of these securities from us at par value at any time. To date UBS has not purchased any of these securities from us. We chose not to elect the fair value option under SFAS 159 for the put option at the time we accepted the UBS offer. We accounted for the put option at its cost of zero on November 4, 2008, the date that we entered into the agreement, because we considered the value of the securities subject to the put option to be substantially equal to their par values at that date. The put option is considered to be a separate and freestanding financial instrument between UBS and Intuit because it is non-transferable and could not be attached to the related auction rate securities if they were to be sold to a third party. Since the put option is freestanding, we did not consider the option when estimating the fair value of the UBS auction rate securities we held at January 31, 2009.

Based on our expected operating cash flows and our other sources of cash, we do not believe that the reduction in liquidity of our municipal auction rate securities will have a material impact on our overall ability to meet our liquidity needs.
9. Income Taxes
Effective Tax Rate
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and other taxable items. Our effective tax rate for the three months ended January 31, 2009 was approximately 18%. Excluding discrete tax benefits primarily related to a favorable agreement we entered into with a tax authority with respect to tax years ended prior to fiscal 2009, our effective tax rate for that period was approximately 36% and did not differ significantly from the federal statutory rate of 35%. Our effective tax rate for the three months ended January 31, 2008 was approximately 35% and did not differ significantly from the federal statutory rate.
We recorded a tax benefit of $18.5 million on pre-tax income of $15.0 million for the six months ended January 31, 2009. Excluding discrete tax benefits primarily related to a favorable agreement we entered into with a tax authority as described above and the retroactive reinstatement of the federal research and experimentation credit, our effective tax rate for that period was approximately 36% and did not differ significantly from the federal statutory rate of 35%. Our effective tax rate for the six months ended January 31, 2008 was approximately 33%. This differed from the federal statutory rate of 35% primarily due to the benefit we received from tax exempt interest income, the domestic production activities deduction, federal and state research and experimentation credits, and a one-time benefit related to executive stock compensation, partially offset by state income taxes.
Unrecognized Tax Benefits and Other FASB Interpretation No. 48 Considerations
The total amount of our unrecognized tax benefits at July 31, 2008 was $44.8 million. Net of related deferred tax assets, unrecognized tax benefits were $34.0 million at that date. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $18.8 million. The recognition of the balance of these net benefits would result in an increase to stockholders’ equity of $5.5 million and a decrease to goodwill of $9.7 million. There were no material changes to these amounts during the three and six months ended January 31, 2009. We do not believe that it is reasonably possible that there will be a significant increase or decrease in unrecognized tax benefits over the next 12 months.
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
We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes. At July 31, 2008, we had accrued $4.9 million for the payment of interest and had no accruals for the payment of penalties. The amount of interest and penalties recognized during the three and six months ended January 31, 2009 was not significant.
10. Stockholders’ Equity
Stock Repurchase Programs
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. We repurchased 1.4 million and 7.4 million shares for $35.1 million and $200.3 million under these programs during the three and six months ended January 31, 2009. We repurchased 8.2 million and 16.3 million shares for $250.0 million and $500.0 million under these programs during the three and six months ended January 31, 2008. At January 31, 2009, we had authorization from our Board of Directors to expend up to an additional $400 million for stock repurchases through May 15, 2011.

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
Stock Option Activity
A summary of activity under all share-based compensation plans for the six months ended January 31, 2009 was as follows:

		Options Outstanding
			Weighted
			Average
	Shares		Exercise
	Available	Number	Price
	for Grant	of Shares	Per Share
Balance at July 31, 2008	7,975,824	50,205,973	$24.70
Additional shares authorized	10,000,000
Options granted	(754,540)	754,540	25.31
Restricted stock units granted	(3,360,059)	—	—
Restricted stock units purchased by participants in the Management Stock Purchase Plan	(74,928)	—	—
Options exercised	—	(4,271,693)	18.97
Options and shares canceled or expired and returned to option pool, net of options canceled from expired plans	1,478,453	(1,687,303)	29.39
Restricted stock units canceled and returned to option pool, net of restricted stock units canceled from expired plans	436,847	—	—

Balance at January 31, 2009	15,701,597	45,001,517	$25.08

At January 31, 2009, options to purchase 32,649,201 common shares were exercisable at a weighted average exercise price of $23.90 per share.
Restricted Stock Unit Activity
A summary of restricted stock unit activity for the six months ended January 31, 2009 was as follows:

		Restricted Stock Units
			Weighted
			Average
		Number	Grant Date
		of Shares	Fair Value
Nonvested at July 31, 2008		4,997,333	$29.29
Granted		3,360,059	29.82
Vested		(1,009,436)	30.56
Forfeited		(439,416)	29.30

Nonvested at January 31, 2009		6,908,540	$29.37

On February 19, 2009 we granted 2,621,955 restricted stock units to employees at a weighted average grant date fair value of $21.27 per unit.

Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded for the periods shown.

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
(In thousands, except per share amounts)	2009	2008	2009	2008

Cost of product revenue	$361	$283	$607	$559
Cost of service and other revenue	1,993	1,953	3,015	3,411
Selling and marketing	12,826	9,728	20,906	17,426
Research and development	10,209	8,118	16,590	15,999
General and administrative	9,509	9,452	15,533	18,794

Decrease in operating income from continuing operations and income from continuing operations before income taxes	34,898	29,534	56,651	56,189
Income tax benefit	(12,110)	(11,056)	(20,047)	(21,191)

Decrease in net income from continuing operations	$22,788	$18,478	$36,604	$34,998

Decrease in net income per share from continuing operations:
Basic	$0.07	$0.06	$0.11	$0.10

Diluted	$0.07	$0.05	$0.11	$0.10

At January 31, 2009, there was $218.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans which we expect to recognize as expense in the future. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.0 years.
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
You should read this MD&A in conjunction with the financial statements and related notes in Part I, Item 1 of this report and our Annual Report on Form 10-K for the fiscal year ended July 31, 2008. In December 2007 we acquired Homestead Technologies Inc. for total consideration of approximately $170 million and in February 2008 we acquired Electronic Clearing House, Inc. for a total purchase price of approximately $131 million. Accordingly, we have included the results of operations for these two companies in our consolidated results of operations from their respective dates of acquisition. We also sold our Intuit Distribution Management Solutions business in August 2007 for approximately $100 million in cash and recorded a net gain on disposal of $27.5 million. We accounted for this business as a discontinued operation and have accordingly reclassified our statements of operations for all periods prior to the sale. Unless otherwise noted, the following discussion pertains only to our continuing operations.
Executive Overview
This overview provides a high level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important in order to understand our financial results for the second quarter and first six months of fiscal 2009 as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Quarterly Report on Form 10-Q.
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
Seasonality and Trends
Our QuickBooks, Consumer Tax and Accounting Professionals businesses are highly seasonal. Some of our other offerings are also seasonal, but to a lesser extent. Revenue from our QuickBooks software products tends to be highest during our second and third fiscal quarters. Sales of income tax preparation products and services are heavily concentrated in the period from November through April. In our Consumer Tax business, a greater proportion of our revenue has been occurring later in this seasonal period due in part to the growth in sales of TurboTax Online, for which revenue is recognized upon printing or electronic filing of a tax return. The seasonality of our Consumer Tax and Accounting Professionals revenue is also affected by the timing of the availability of tax forms from taxing agencies and the ability of those agencies to receive electronic tax return submissions. Delays in the availability of tax forms or the ability of taxing agencies to receive submissions can cause revenue to shift from our second fiscal quarter to our third fiscal quarter. The timing and composition of new customer offerings that include both product and service elements can materially shift revenue between quarters. These seasonal patterns mean that our total net revenue is usually highest during our second quarter ending January 31 and third quarter ending April 30. We typically report losses in our first quarter ending October 31 and fourth quarter ending July 31, when revenue from our tax businesses is minimal while operating expenses continue at relatively consistent levels. We believe the seasonality of our revenue is likely to continue in the future. In our MD&A we often focus on year-to-date results for our seasonal businesses as they are generally more meaningful than quarterly results.
Overview of Financial Results
Total net revenue for the first six months of fiscal 2009 was $1.3 billion, a decrease of 1% compared with the first six months of fiscal 2008. QuickBooks segment revenue increased 2%, Payroll and Payments segment revenue was up 15%, Accounting Professionals revenue increased 14%, and Financial Institutions revenue grew 4% while Consumer Tax revenue decreased 23% and Other Businesses revenue declined 12%.
We deferred approximately $70 million in Consumer Tax revenue from the second quarter of fiscal 2009 to the third quarter of fiscal 2009 as a result of our decision to include federal electronic filing services with our TurboTax desktop software for the 2008 tax year. We expect to recognize substantially all of this revenue in the third quarter of fiscal 2009. In our Accounting Professionals segment, about $12 million in revenue shifted from the third quarter of fiscal 2009 to the second quarter of fiscal 2009 because we began offering certain services separately from our professional tax software in fiscal 2009. We generally offered these services in combination with our professional tax software in fiscal 2008. Excluding the $58 million net impact of these revenue shifts, total net revenue for the first six months of fiscal 2009 increased 4% compared with the same period of fiscal 2008. We believe that slower small business spending negatively affected sales to new QuickBooks customers; the overall reduction in consumer spending negatively affected credit and debit card transaction processing volume in our Payments business as well as Quicken sales; and the generally slow real estate market negatively affected Intuit Real Estate Solutions software license sales.
Operating income from continuing operations of $33.5 million for the first six months of fiscal 2009 decreased $36.9 million or 52% compared with $70.4 million for the first six months of fiscal 2008. Fiscal 2009 revenue declined $7.4 million, including the impact of the revenue shifts in our tax businesses described in the paragraph above, and total costs and expenses increased $29.5 million. Total costs and expenses increased about $42 million due to our acquisitions of Homestead and ECHO and about $14 million due to higher advertising and other marketing expenses to support the launch and subsequent promotion of QuickBooks 2009. Partially offsetting these increases, total costs and expenses decreased about $25 million as a result of certain compensation-related items. These factors are described in more detail under “Cost of Revenue” and “Operating Expenses” later in this Item 2.
Net income from continuing operations of $32.9 million for the first six months of fiscal 2009 declined $35.5 million or 52% compared with $68.4 million for the first six months of fiscal 2008. Interest and other income decreased in the first six months of fiscal 2009 due to lower interest income and a decline in the value of assets associated with our executive deferred compensation plan. Declines in the value of assets associated with our executive deferred compensation plan were offset by amounts recorded in operating expenses in connection with declines in the related liabilities. In the first six months of fiscal 2008 we recorded a pre-tax gain of $38.0 million on the sale of certain outsourced payroll assets; there was no comparable transaction in fiscal 2009.
Due to all of the foregoing factors, diluted net income per share from continuing operations of $0.10 in the first six months of fiscal 2009 decreased 50% compared with $0.20 in the same period of fiscal 2008.
We ended the second quarter of fiscal 2009 with cash, cash equivalents and investments totaling $548 million, a decrease of $280 million from July 31, 2008. At January 31, 2009, we also held $251 million in municipal auction rate securities that we classified as long-term investments on our balance sheet. See Note 8 to the financial statements in Part I, Item 1 of this report and “Liquidity and Capital Resources – Auction Rate Securities” later in this Item 2 for more information. In the first six months of fiscal 2009 we generated $78 million in cash from the issuance of common stock under employee stock plans. During the same period we used $57 million in cash for operations, $200 million in cash for the repurchase of 7.4 million shares of our common stock under our stock repurchase programs and $117 million in cash for capital expenditures. At January 31, 2009, we had authorization from our Board of Directors to expend up to an additional $400 million for stock repurchases through May 15, 2011. See “Liquidity and Capital Resources” later in this Item 2 for more information.
Critical Accounting Policies and Estimates
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2008 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Except for the change to our fair value measurement policy that is discussed in “Fair Value Measurements – Adoption of SFAS 157” below, we believe that during the first six months of fiscal 2009 there were no significant changes in those critical accounting policies and estimates. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit Committee of our Board of Directors.
Fair Value Measurements – Adoption of SFAS 157
On August 1, 2008 we adopted Statement of Financial Accounting Standards (SFAS) No.157, “Fair Value Measurements,” for financial assets and financial liabilities and for non-financial assets and non-financial liabilities that we recognize or disclose at fair value on a recurring basis. See Note 1 and Note 8 to the financial statements in Part I, Item 1 of this report for more information.
SFAS 157 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 establishes a three-level hierarchy for disclosure that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities. Significant judgment is required to estimate the fair value of assets and liabilities, particularly when observable inputs are not available. For example, we use a discounted cash flow model to estimate the fair value of our municipal auction rate securities because current market data is generally unavailable. See Note 8 to the financial statements in Part I, Item 1 of this report for more information. Changes in our estimates of the fair values of our assets and liabilities could result in material increases or decreases in our net income in the period in which the change occurs.

Results of Operations
Financial Overview

(Dollars in millions,					YTD	YTD
except per	Q2	Q2	$	%	Q2	Q2	$	%
share amounts)	FY09	FY08	Change	Change	FY09	FY08	Change	Change

Total net revenue	$791.0	$834.9	$(43.9)	(5%)	$1,272.4	$1,279.8	$(7.4)	(1%)
Operating income from continuing operations	109.6	173.6	(64.0)	(37%)	33.5	70.4	(36.9)	(52%)
Net income from continuing operations	85.0	116.0	(31.0)	(27%)	32.9	68.4	(35.5)	(52%)
Diluted net income per share from continuing operations	$0.26	$0.34	$(0.08)	(24%)	$0.10	$0.20	$(0.10)	(50%)
Current Fiscal Quarter
Total net revenue decreased $43.9 million or 5% in the second quarter of fiscal 2009 compared with the second quarter of fiscal 2008. QuickBooks segment revenue decreased 2%, Payroll and Payments segment revenue increased 14%, Consumer Tax revenue decreased 25%, Accounting Professionals revenue increased 14%, Financial Institutions revenue increased 5% and Other Businesses revenue decreased 21% in the second quarter of fiscal 2009.
As discussed in “Executive Overview – Overview of Financial Results” above, we deferred approximately $70 million in Consumer Tax revenue from the second quarter of fiscal 2009 to the third quarter of fiscal 2009 and about $12 million in Accounting Professionals revenue shifted from the third quarter of fiscal 2009 to the second quarter of fiscal 2009. Excluding the $58 million net impact of these revenue shifts, total net revenue for the second quarter of fiscal 2009 increased 2% compared with the second quarter of fiscal 2008. Also as discussed above, we believe that factors associated with the current economic environment negatively affected revenue for the second quarter of fiscal 2009 in certain areas of our business, particularly our QuickBooks segment, our Payroll and Payments segment, and our Other Businesses segment.
Operating income from continuing operations of $109.6 million decreased $64.0 million or 37% in the second quarter of fiscal 2009 compared with $173.6 million in the same quarter of fiscal 2008. The decline in operating income was due to $43.9 million in lower revenue and $20.1 million in higher costs and expenses. In the second quarter of fiscal 2009, total costs and expenses increased about $18 million due to our acquisitions of Homestead and ECHO and about $6 million due to higher advertising and other marketing expenses to support the launch and subsequent promotion of QuickBooks 2009. See “Cost of Revenue” and “Operating Expenses” later in this Item 2 for more information.
Net income from continuing operations of $85.0 million decreased $31.0 million or 27% in the second quarter of fiscal 2009 compared with $116.0 million in the same quarter of fiscal 2008. We recorded a pre-tax gain of $14.0 million on the sale of certain outsourced payroll assets to ADP in the second quarter of fiscal 2008; there was no comparable transaction in the second quarter of fiscal 2009. See “Dispositions and Discontinued Operations” later in this Item 2 for more information. Our effective tax rate was 18% for the second quarter of fiscal 2009 and 35% for the second quarter of 2008. See “Income Taxes” later in this Item 2 for more information about our effective tax rates for these periods.
Due to all of the foregoing factors, diluted net income per share from continuing operations decreased 24% to $0.26 in the second quarter of fiscal 2009 compared with $0.34 in the same quarter of fiscal 2008.

Fiscal Year to Date
Total net revenue decreased $7.4 million or 1% in the first six months of fiscal 2009 compared with the first six months of fiscal 2008. QuickBooks segment revenue increased 2%, Payroll and Payments segment revenue was up 15%, Accounting Professionals revenue increased 14%, and Financial Institutions revenue grew 4% while Consumer Tax revenue decreased 23% and Other Businesses revenue declined 12%.
As discussed in “Executive Overview – Overview of Financial Results” above, we deferred approximately $70 million in Consumer Tax revenue from the second quarter of fiscal 2009 to the third quarter of fiscal 2009 and about $12 million in Accounting Professionals revenue shifted from the third quarter of fiscal 2009 to the second quarter of fiscal 2009. Excluding the $58 million net impact of these revenue shifts, total net revenue for the first six months of fiscal 2009 increased 4% compared with the same period of fiscal 2008. Also as discussed above, we believe that factors associated with the current economic environment negatively affected revenue for the first six months of fiscal 2009 in certain areas of our business, particularly our QuickBooks segment, our Payroll and Payments segment, and our Other Businesses segment. See “Total Net Revenue by Business Segment” later in this Item 2 for more information.
Operating income from continuing operations of $33.5 million for the first six months of fiscal 2009 decreased $36.9 million or 52% compared with $70.4 million for the same period of fiscal 2008. The decline in operating income was due to $7.4 million in lower revenue and $29.5 million in higher costs and expenses. Total costs and expenses increased about $42 million due to our acquisitions of Homestead and ECHO and about $14 million due to higher advertising and other marketing expenses to support the launch and subsequent promotion of QuickBooks 2009. Partially offsetting these increases, total costs and expenses decreased about $25 million as a result of certain compensation-related items. See “Cost of Revenue” and “Operating Expenses” later in this Item 2 for more information.
Net income from continuing operations of $32.9 million decreased $35.5 million or 52% in the first six months of fiscal 2009 compared with $68.4 million in the same period of fiscal 2008. Interest and other income decreased to $4.3 million in the first six months of fiscal 2009 from $22.1 million in the first six months of fiscal 2008. This total decrease in interest and other income of $17.8 million was due in part to lower interest rates and lower average invested balances that resulted in $7.9 million lower interest income. Another $10.3 million of the decrease in interest and other income in the first six months of fiscal 2009 compared with the same period of fiscal 2008 was due to a $11.7 million decline in the value of assets associated with our executive deferred compensation plan, compared with a $1.4 million decline in the value of those assets in the first six months of fiscal 2008. These declines in the value of assets associated with our executive deferred compensation plan were offset by amounts recorded in operating expenses in connection with declines in the related liabilities. We recorded a pre-tax gain of $38.0 million on the sale of certain outsourced payroll assets to ADP in the first six months of fiscal 2008; there was no comparable transaction in the same period of fiscal 2009. See “Dispositions and Discontinued Operations” later in this Item 2 for more information. Due to certain discrete tax items, we recorded a tax benefit of $18.5 million on pre-tax income of $15.0 million for the first six months of fiscal 2009. Our effective tax rate for the first six months of 2008 was 33%. See “Income Taxes” later in this Item 2 for more information about our effective tax rates for these periods.
Due to all of the foregoing factors, diluted net income per share from continuing operations of $0.10 in the first six months of fiscal 2009 decreased 50% compared with $0.20 in the same period of fiscal 2008.

Total Net Revenue by Business Segment
The table below and the discussion of net revenue by business segment that follows it are organized in accordance with our six reportable business segments. See Note 5 to the financial statements in Part I, Item 1 of this report for descriptions of product revenue and service and other revenue for each segment.

		% of		% of			% of		% of
		Total		Total		YTD	Total	YTD	Total
	Q2	Net	Q2	Net	%	Q2	Net	Q2	Net	%
(Dollars in millions)	FY09	Revenue	FY08	Revenue	Change	FY09	Revenue	FY08	Revenue	Change

QuickBooks
Product revenue	$113.3		$132.8			$218.7		$246.1
Service and other revenue	50.8		35.0			97.3		64.6

Subtotal	164.1	21%	167.8	20%	(2%)	316.0	25%	310.7	24%	2%

Payroll and Payments
Product revenue	59.2		53.9			117.6		107.4
Service and other revenue	98.7		84.1			192.4		161.9

Subtotal	157.9	20%	138.0	16%	14%	310.0	24%	269.3	21%	15%

Consumer Tax
Product revenue	89.9		181.1			94.0		184.0
Service and other revenue	97.4		67.2			107.5		77.6

Subtotal	187.3	24%	248.3	30%	(25%)	201.5	16%	261.6	21%	(23%)

Accounting Professionals
Product revenue	130.8		114.5			150.0		131.2
Service and other revenue	2.3		2.2			4.6		3.9

Subtotal	133.1	17%	116.7	14%	14%	154.6	12%	135.1	11%	14%

Financial Institutions
Product revenue	—		0.2			0.2		0.3
Service and other revenue	76.0		72.1			150.5		144.2

Subtotal	76.0	9%	72.3	9%	5%	150.7	12%	144.5	11%	4%

Other Businesses
Product revenue	41.7		58.3			75.0		90.4
Service and other revenue	30.9		33.5			64.6		68.2

Subtotal	72.6	9%	91.8	11%	(21%)	139.6	11%	158.6	12%	(12%)

Total Company
Product revenue	434.9		540.8			655.5		759.4
Service and other revenue	356.1		294.1			616.9		520.4

Total net revenue	$791.0	100%	$834.9	100%	(5%)	$1,272.4	100%	$1,279.8	100%	(1%)

QuickBooks
QuickBooks segment total net revenue decreased $3.7 million or 2% in the second quarter of fiscal 2009 and increased $5.3 million or 2% in the first six months of fiscal 2009 compared with the same periods of fiscal 2008. Excluding revenue from Homestead, which we acquired in December 2007, QuickBooks segment total net revenue decreased 6% in the second quarter of fiscal 2009 and decreased 3% in the first six months of fiscal 2009 compared with the same periods of fiscal 2008. Total QuickBooks software unit sales, including activations of our free Simple Start offering, were up 5% in the second quarter of fiscal 2009 and increased 2% in the first six months of fiscal 2009 compared with the same periods of fiscal 2008. Revenue per QuickBooks unit was lower in the second quarter of fiscal 2009 due to price promotion programs in some of our sales channels. In the first six months of fiscal 2009, QuickBooks Online subscriptions grew 9% and active Enterprise Solutions customers were up 21% compared with the same period of fiscal 2008.

Payroll and Payments
Payroll and Payments total net revenue increased $19.9 million or 14% in the second quarter of fiscal 2009 compared with the second quarter of fiscal 2008. In our Payroll business, revenue increased due to 2% growth in the customer base and price increases. In our Payments business, revenue increased due to 14% growth in our core merchant services customer base and revenue from ECHO, which we acquired in February 2008. Transaction volume per customer in the second quarter of fiscal 2009 was down about 8% compared with the second quarter of fiscal 2008, reflecting an overall reduction in consumer spending associated with the current economic environment. Excluding ECHO revenue, Payroll and Payments segment revenue increased approximately 8% in the second quarter of fiscal 2009 compared with the same quarter of fiscal 2008.
Payroll and Payments total net revenue increased $40.7 million or 15% in the first six months of fiscal 2009 compared with the same period of fiscal 2008. In our Payroll business, revenue increased due to 2% growth in the customer base and price increases. In our Payments business, revenue increased due to 14% growth in our core merchant services customer base and revenue from ECHO, which we acquired in February 2008. Transaction volume per customer in the first six months of fiscal 2009 was down about 5% compared with the first six months of fiscal 2008, reflecting an overall reduction in consumer spending associated with the current economic environment. Excluding ECHO revenue, Payroll and Payments segment revenue increased approximately 9% in the first six months of fiscal 2009 compared with the same period of fiscal 2008.
Consumer Tax
Consumer Tax total net revenue decreased $61.0 million or 25% in the second quarter of fiscal 2009 and $60.1 million or 23% in the first six months of fiscal 2009 compared with the same periods of fiscal 2008. We deferred approximately $70 million in Consumer Tax revenue from the second quarter of fiscal 2009 to the third quarter of fiscal 2009 as a result of our decision to include federal electronic filing services with our TurboTax desktop software for the 2008 tax year. We expect to recognize substantially all of this revenue in the third quarter of fiscal 2009. Excluding the impact of this revenue deferral, Consumer Tax revenue increased 4% in the first six months of fiscal 2009 due to growth in TurboTax Online units. Due to the seasonal nature of our Consumer Tax business, we will not have substantially complete results for the 2008 tax season until the third quarter of fiscal 2009.
Accounting Professionals
Accounting Professionals total net revenue increased $16.4 million or 14% in the second quarter of fiscal 2009 and $19.5 million or 14% in the first six months of fiscal 2009 compared with the same periods of fiscal 2008. About $12 million in Accounting Professionals revenue shifted from the third quarter of fiscal 2009 to the second quarter of fiscal 2009 because we began offering certain services separately from our professional tax software in fiscal 2009. We generally offered these services in combination with our professional tax software in fiscal 2008. Excluding the impact of this revenue shift, Accounting Professional revenue grew 6% in the first six months of fiscal 2009. Due to the seasonal nature of our Accounting Professionals business, we will not have substantially complete results for the 2008 tax season until the third quarter of fiscal 2009.
Financial Institutions
Financial Institutions total net revenue increased $6.2 million or 4% in the first six months of fiscal 2009 compared with the same period of fiscal 2008. Internet banking end users increased 4% and bill-pay end users were up 20% in the first six months of fiscal 2009. Lower revenue per user partially offset growth in the Internet banking and bill-pay customer bases.
Other Businesses
Other Businesses total net revenue decreased $19.2 million or 21% in the second quarter of fiscal 2009 and $19.0 million or 12% in the first six months of fiscal 2009 compared with the same periods of fiscal 2008. Revenue was flat in our Intuit Real Estate solutions business due to the generally slow real estate market. Quicken sales were down due to the overall reduction in consumer spending. In addition, the stronger U.S. dollar contributed to a decline in Canadian revenue, lowering Other Businesses segment revenue growth by approximately five percentage points in the first six months of fiscal 2009 compared with the same period of fiscal 2008.

Cost of Revenue

		% of		% of	YTD	% of	YTD	% of
	Q2	Related	Q2	Related	Q2	Related	Q2	Related
(Dollars in millions)	FY09	Revenue	FY08	Revenue	FY09	Revenue	FY08	Revenue

Cost of product revenue	$55.6	13%	$56.9	11%	$89.0	14%	$90.6	12%
Cost of service and other revenue	107.5	30%	102.8	35%	219.2	36%	200.3	38%
Amortization of purchased intangible assets	15.0	n/a	13.3	n/a	30.2	n/a	26.1	n/a

Total cost of revenue	$178.1	23%	$173.0	21%	$338.4	27%	$317.0	25%

Cost of service revenue as a percentage of service revenue declined in the second quarter and first six months of fiscal 2009 compared with the same periods of fiscal 2008 due to unit growth in TurboTax Online, which has relatively lower costs of revenue compared with our other service offerings.
Operating Expenses

		% of		% of		% of		% of
		Total		Total	YTD	Total	YTD	Total
	Q2	Net	Q2	Net	Q2	Net	Q2	Net
(Dollars in millions)	FY09	Revenue	FY08	Revenue	FY09	Revenue	FY08	Revenue

Selling and marketing	$276.4	35%	$263.7	31%	$462.6	36%	$433.4	34%
Research and development	143.2	18%	149.8	18%	279.5	22%	299.1	24%
General and administrative	71.1	9%	66.7	8%	136.2	11%	143.8	11%
Acquisition-related charges	12.5	2%	8.1	1%	22.1	2%	16.1	1%

Total operating expenses	$503.2	64%	$488.3	58%	$900.4	71%	$892.4	70%

Current Fiscal Quarter
Total operating expenses as a percentage of total net revenue increased to 64% in the second quarter of fiscal 2009 from 58% in the second quarter of fiscal 2008 due to $43.9 million lower revenue and $14.9 million higher operating expenses in the fiscal 2009 quarter. Total operating expenses in the second quarter of fiscal 2009 included an increase of about $12 million for the operating expenses of acquired businesses and an increase of about $6 million for advertising and other marketing expenses to support the launch and subsequent promotion of QuickBooks 2009.
Our selling and marketing expenses increased $12.7 million in the second quarter of fiscal 2009 compared with the same quarter of fiscal 2008. Acquired businesses added about $7 million to selling and marketing expenses and increases in advertising and other marketing expenses to support the launch and subsequent promotion of QuickBooks 2009 added about $6 million in the first six months of fiscal 2009.
Fiscal Year to Date
Total operating expenses as a percentage of total net revenue increased slightly to 71% in the first six months of fiscal 2009 from 70% in the same period of fiscal 2008 due to $7.4 million lower revenue and $8.0 million higher operating expenses in the fiscal 2009 period. Total operating expenses in the first six months of fiscal 2009 included an increase of about $27 million for the operating expenses of acquired businesses and an increase of about $14 million for advertising and other marketing expenses to support the launch and subsequent promotion of QuickBooks 2009. These increases were partially offset by a total of about $25 million in lower compensation-related expenses. These reductions in compensation-related expenses included a $14 million decrease due to changes in estimates for our bonus compensation and 401(k) benefits plan and an $11 million decrease due to a decline in the value of liabilities associated with our executive deferred compensation plan.

Our selling and marketing expenses increased $29.2 million in the first six months of fiscal 2009 compared with the same period of fiscal 2008. Acquired businesses added about $16 million to selling and marketing expenses and increases in advertising and other marketing expenses to support the launch and subsequent promotion of QuickBooks 2009 added about $14 million. These increases were partially offset by lower compensation expenses as described above.
Research and development expenses declined $19.6 million in the first six months of fiscal 2009 compared with the same period of fiscal 2008. Lower compensation expenses as described above contributed to the decrease in research and development expenses in the fiscal 2009 period.
Our general and administrative expenses decreased $7.6 million in the first six months of fiscal 2009 compared with the first six months of fiscal 2008. Lower compensation expenses as described above as well as lower share-based compensation expenses contributed to the fiscal 2009 decline in general and administrative expenses.
Segment Operating Income (Loss)
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. See “Executive Overview — Seasonality and Trends” earlier in this Item 2 for a description of the seasonality of our business. Segment expenses do not include certain costs, such as corporate selling and marketing, product development, and general and administrative expenses and share-based compensation expenses, which are not allocated to specific segments. These unallocated costs totaled $138.9 million and $139.5 million in the second quarters of fiscal 2009 and 2008 and $256.3 million and $284.2 million in the first six months of fiscal 2009 and 2008. Segment expenses also do not include amortization of purchased intangible assets, acquisition-related charges, interest expense, interest and other income, and realized net gains or losses on marketable equity securities and other investments. See Note 5 to the financial statements in Part I, Item 1 of this report for reconciliations of total segment operating income or loss to income or loss from continuing operations before income taxes for each fiscal period presented.

		% of		% of	YTD	% of	YTD	% of
	Q2	Related	Q2	Related	Q2	Related	Q2	Related
(Dollars in millions)	FY09	Revenue	FY08	Revenue	FY09	Revenue	FY08	Revenue

QuickBooks	$37.8	23%	$51.5	31%	$67.1	21%	$88.0	28%
Payroll and Payments	62.8	40%	56.8	41%	124.4	40%	113.9	42%
Consumer Tax	61.8	33%	116.5	47%	30.1	15%	82.8	32%
Accounting Professionals	82.7	62%	66.2	57%	65.6	42%	45.6	34%
Financial Institutions	16.4	22%	12.6	17%	31.3	21%	25.0	17%
Other Businesses	14.5	20%	30.9	34%	23.7	17%	41.5	26%

Total segment operating income	$276.0	35%	$334.5	40%	$342.2	27%	$396.8	31%

QuickBooks
QuickBooks segment revenue increased $5.3 million in the first six months of fiscal 2009 compared with the same period of fiscal 2008. QuickBooks segment operating income as a percentage of related revenue decreased to 21% in the first six months of fiscal 2009 from 28% in the first six months of fiscal 2008. Cost of revenue declined approximately $4 million in the first six months of fiscal 2009 due to cost efficiencies achieved for our QuickBooks 2009 and financial supplies product lines. Selling and marketing expenses increased approximately $27 million in the first six months of fiscal 2009, including about $10 million due to our acquisition of Homestead and about $14 million due to higher advertising and other marketing expenses to support the launch of QuickBooks 2009. QuickBooks product development expenses increased approximately $5 million in the first six months of fiscal 2009 compared with the same period of fiscal 2008.
Payroll and Payments
Payroll and Payments segment revenue grew $19.9 million in the second quarter of fiscal 2009 compared with the second quarter of fiscal 2008, including revenue from ECHO, which we acquired in February 2008. Payroll and Payments segment operating income as a percentage of related revenue decreased slightly to 40% in the second quarter of fiscal 2009 from 41% in the same quarter of fiscal 2008. Operating margins for ECHO are lower than the operating margins for the rest of our Payroll and Payments segment. In addition, we continue to make infrastructure investments in our Payments business to support its long-term growth.
Payroll and Payments segment revenue grew $40.7 million in the first six months of fiscal 2009 compared with the same period of fiscal 2008, including revenue from ECHO. Payroll and Payments segment operating income as a percentage of related revenue decreased to 40% in the first six months of fiscal 2009 from 42% in the same period of fiscal 2008. Operating margins for ECHO are lower than the operating margins for the rest of our Payroll and Payments segment. In addition, we continue to make infrastructure investments in our Payments business to support its long-term growth.
Consumer Tax
Consumer Tax segment operating income as a percentage of related revenue decreased to 33% in the second quarter of fiscal 2009 from 47% in the second quarter of fiscal 2008 and decreased to 15% in the first six months of fiscal 2009 from 32% in the same period of fiscal 2008. Consumer Tax operating margins for the second quarter and first six months of fiscal 2009 were affected by the deferral of approximately $70 million in revenue associated with a change we made to our TurboTax desktop software offering. Excluding the impact of this revenue deferral, Consumer Tax segment operating income as a percentage of related revenue was 37% for the first six months of fiscal 2009.
Accounting Professionals
Accounting Professionals segment operating income as a percentage of related revenue increased to 62% in the second quarter of fiscal 2009 from 57% in the second quarter of fiscal 2008 and increased to 42% in the first six months of fiscal 2009 from 34% in the same period of fiscal 2008. Accounting Professionals operating margins for the second quarter and first six months of fiscal 2009 were affected by a $12 million shift in revenue from the third quarter of fiscal 2009 to the second quarter of fiscal 2009 because we began offering certain services separately from our professional tax software in fiscal 2009. We generally offered these services in combination with our professional tax software in fiscal 2008. Excluding the impact of this revenue shift, Accounting Professionals operating income as a percentage of related revenue was 34% for the first six months of fiscal 2009.
Financial Institutions
Financial Institutions revenue for the first six months of fiscal 2009 increased $6.2 million while total costs and expenses remained relatively stable compared with the same period of fiscal 2008.
Other Businesses
Other Businesses revenue declined $19.2 million and $19.0 million in the second quarter and first six months of fiscal 2009 compared with the same periods of fiscal 2008. Segment operating income as a percentage of related revenue decreased to 20% in the second quarter of fiscal 2009 from 34% in the second quarter of fiscal 2008 and to 17% in the first six months of fiscal 2009 from 26% in the same period of fiscal 2008 due to the decreases in fiscal 2009 segment revenue.
Non-Operating Income and Expenses
Interest Expense
In March 2007 we issued $1 billion in senior notes. Interest expense of $23.4 million and $27.6 million for the first six months of fiscal 2009 and 2008 consisted primarily of interest on $500 million in principal amount of the senior notes at 5.40% and interest on $500 million in principal amount of the senior notes at 5.75%. The senior notes are due in March 2012 and March 2017 and are redeemable by Intuit at any time, subject to a make-whole premium.

Interest and Other Income

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
(In millions)	2009	2008	2009	2008

Interest income	$5.2	$9.2	$13.0	$20.9
Net gains (losses) on executive deferred compensation plan assets	(2.5)	(4.4)	(11.7)	(1.4)
Quicken loans royalty income	3.8	—	3.8	—
Other	(0.3)	0.1	(0.8)	2.6

Total interest and other income	$6.2	$4.9	$4.3	$22.1

Lower interest rates and lower average invested balances resulted in lower interest income in the second quarter and first six months of fiscal 2009 compared with the same periods of fiscal 2008. We record gains and losses associated with executive deferred compensation plan assets in interest and other income. We record gains and losses associated with the related liabilities in operating expense. Total interest and other income for the second quarter and first six months of fiscal 2009 included royalties from a trademark license agreement that we entered into when we sold our Quicken Loans mortgage business in July 2002.
Income Taxes
Effective Tax Rate
Our effective tax benefit rate for the second quarter of fiscal 2009 was approximately 18%. Excluding discrete tax benefits primarily related to a favorable agreement we entered into with a tax authority with respect to tax years ended prior to fiscal 2009, our effective tax rate for that period was 36% and did not differ significantly from the federal statutory rate of 35%. Our effective tax rate for the second quarter of fiscal 2008 was approximately 35% and did not differ significantly from the federal statutory rate.
We recorded a tax benefit of $18.5 million on pre-tax income of $15.0 million for the first six months of fiscal 2009. Excluding discrete tax benefits primarily related to a favorable agreement we entered into with a tax authority as described above and the retroactive reinstatement of the federal research and experimentation credit, our effective tax rate for that period was approximately 36% and did not differ significantly from the federal statutory rate of 35%. Our effective tax rate for the six months ended January 31, 2008 was approximately 33%. This differed from the federal statutory rate of 35% primarily due to the benefit we received from tax exempt interest income, the domestic production activities deduction, federal and state research and experimentation credits, and a one-time benefit related to executive stock compensation, partially offset by state income taxes.
Net Deferred Tax Assets
At January 31, 2009, we had total net deferred tax assets of $114.9 million and no valuation allowance. While we believe no valuation allowance was appropriate at that date, it may be necessary to record a valuation allowance if it becomes more likely that we will not realize some portion of the net deferred tax assets. We assess the need for an adjustment to the valuation allowance on a quarterly basis. The assessment is based on our estimates of future sources of taxable income for the jurisdictions in which we operate and the periods over which our deferred tax assets will be realizable.
Dispositions and Discontinued Operations
Intuit Distribution Management Solutions Discontinued Operations
In August 2007 we sold our Intuit Distribution Management Solutions (IDMS) business for approximately $100 million in cash and recorded a net gain on disposal of $27.5 million. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have accounted for IDMS as a discontinued operation and segregated its operating results from continuing operations in our statements of operations for all periods prior to the sale. Revenue and net loss from

IDMS discontinued operations for the first six months of fiscal 2008 were not significant. IDMS was part of our Other Businesses segment.
Sale of Outsourced Payroll Assets
In March 2007 we sold certain assets related to our Complete Payroll and Premier Payroll Service business to Automated Data Processing, Inc. (ADP) for a purchase price of up to approximately $135 million in cash. The final purchase price was contingent upon the number of customers that transitioned to ADP pursuant to the purchase agreement over a period of approximately one year from the date of sale. In the second quarter and first six months of fiscal 2008 we recorded pre-tax gains of $14.0 million and $38.0 million in our statement of operations for customers who transitioned to ADP during those periods. We received a total purchase price of $93.6 million and recorded a total pre-tax gain of $83.2 million from the inception of this transaction through its completion in the third quarter of fiscal 2008. In accordance with the provisions of SFAS 144, we did not account for this transaction as a discontinued operation. The assets were part of our Payroll and Payments segment.
Liquidity and Capital Resources
Overview
At January 31, 2009, our cash, cash equivalents and investments totaled $547.8 million, a decrease of $280.0 million from July 31, 2008 due to the factors noted under “Statements of Cash Flows” below. At January 31, 2009, we also held $251.0 million in municipal auction rate securities that we classified as long-term investments on our balance sheet. See “Auction Rate Securities” below for more information. Our primary source of liquidity has been cash from operations, which entails the collection of accounts receivable for products and services. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, debt service costs, repurchases of common stock and acquisitions of businesses.
In March 2007 we issued five-year and ten-year senior unsecured notes totaling $1 billion. The estimated fair value of these notes decreased from $964.7 million at July 31, 2008 to $894.4 million at January 31, 2009. Although this decrease in estimated fair value was caused by recent events in the credit markets rather than a change in the credit ratings of the notes or Intuit, the decline could impact our future cost of capital. We also have a $500 million unsecured revolving line of credit facility that is described later in this Item 2. To date we have not borrowed under the facility.
The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

	January 31,	July 31,	$	%
(Dollars in millions)	2009	2008	Change	Change

Cash, cash equivalents and investments	$547.8	$827.8	$(280.0)	(34%)
Auction rate securities	251.0	285.3	(34.3)	(12%)
Long-term debt	998.1	998.0	0.1	0%
Working capital	333.6	306.3	27.3	9%
Ratio of current assets to current liabilities	1.3: 1	1.2: 1
Auction Rate Securities
At January 31, 2009, we held $251.0 million in municipal auction rate securities. At that date all of the municipal auction rate securities we held were rated A or better by the major credit rating agencies and 82% were collateralized by student loans guaranteed by the U.S. Department of Education. These securities are long-term debt instruments that are intended to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 35 days. Due to a decrease in liquidity in the global credit markets, in February 2008 auctions began failing for the municipal auction rate securities we held. Regularly scheduled auctions for these securities have generally continued to fail since that time. When these auctions initially failed, higher interest rates for many of the securities went into effect in accordance with the terms of the prospectus for each security. As of January 31, 2009, we had received all interest payments in accordance with the contractual terms of these securities.

In August 2008 the broker-dealers for our municipal auction rate securities announced settlements under which they may provide liquidity solutions, or purchase, the auction rate securities held by their institutional clients. On November 4, 2008 we accepted an offer from UBS AG (UBS), one of the broker-dealers for our municipal auction rate securities, that gives us the option to sell UBS a total of $147.9 million in municipal auction rate securities at par value at any time during a two-year period beginning June 30, 2010. The offer also gives UBS the discretion to buy any or all of these municipal auction rate securities from us at par value at any time. To date UBS has not purchased any of these securities from us. We continue to have counter-party risk associated with UBS.
Based on our expected operating cash flows and our other sources of cash, we do not believe that the reduction in liquidity of our municipal auction rate securities will have a material impact on our overall ability to meet our liquidity needs.
Statements of Cash Flows
The following table summarizes selected items from our statements of cash flows for the six months ended January 31, 2009 and 2008. See the financial statements in Part I, Item 1 of this report for complete statements of cash flows for those periods.

	Six Months Ended
	January 31,	January 31,	$	%
(In millions)	2009	2008	Change	Change

Cash provided by (used in) continuing operations	$(57.1)	$37.5	$(94.6)	(252%)
Net sales of available-for-sale debt securities	221.3	443.3	(222.0)	(50%)
Proceeds from the sale of businesses and assets	—	124.4	(124.4)	(100%)
Purchases of property and equipment	(116.9)	(121.9)	5.0	(4%)
Purchases of treasury stock	(200.3)	(500.0)	299.7	(60%)
Net proceeds from issuance of common stock and release of restricted stock units under employee stock plans	78.5	115.3	(36.8)	(32%)
Operating Activities
During the first six months of fiscal 2009 we used $57.1 million in cash for our continuing operations. This included net income of $32.9 million, adjustments for depreciation and amortization of $126.1 million and share-based compensation expense of $56.7 million, and seasonal working capital needs.
During the first six months of fiscal 2008 we generated $37.5 million in cash for our continuing operations. This included net income of $94.4 million, adjustments for depreciation and amortization of $100.2 million and share-based compensation of $56.2 million, and seasonal working capital needs.
Investing Activities
Investing activities generated $107.6 million during the first six months of fiscal 2009. We received $221.3 million in cash from the net sale of investments, which was partially offset by the use of $116.9 million in cash for capital expenditures.
Investing activities generated $305.3 million during the first six months of fiscal 2008. We received $443.3 million in cash from the net sale of investments and $124.4 million from the sales of our Intuit Distribution Management Solutions business and certain outsourced payroll assets. We used $134.1 million in cash for acquisitions of businesses (primarily Homestead Technologies Inc.) and $121.9 million in cash for capital expenditures during the first six months of fiscal 2008.
During fiscal 2008 we invested in a new data center and expanded office capacity to support the expected growth in our business. We expect our capital expenditures to decrease from approximately $300 million in fiscal 2008 to approximately $200 million in fiscal 2009.

Financing Activities
We used $114.7 million in cash for financing activities during the first six months of fiscal 2009, including $200.3 million for the repurchase of common stock under our stock repurchase programs partially offset by the receipt of $78.5 million in cash from the issuance of common stock under employee stock plans.
We used $370.2 million in cash for financing activities during the first six months of fiscal 2008, including $500.0 million for the repurchase of common stock under our stock repurchase programs partially offset by the receipt of $115.3 million in cash from the issuance of common stock under employee stock plans.
Stock Repurchase Programs
Our Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. During the second quarter and first six months of fiscal 2009 we repurchased 1.4 million and 7.4 million shares of our common stock for $35.1 million and $200.3 million under our stock repurchase programs. We repurchased 8.2 million and 16.3 million shares of our common stock for $250.0 million and $500.0 million under these programs during the same periods of fiscal 2008. At January 31, 2009, we had authorization from our Board of Directors to expend up to an additional $400 million for stock repurchases through May 15, 2011.
Unsecured Revolving Credit Facility
On March 22, 2007 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on March 22, 2012. Advances under the credit facility will accrue interest at rates that are equal to, at our election, either Citibank’s base rate or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.18% to 0.575% based on our senior debt credit ratings. The applicable interest rate will be increased by 0.05% for any period in which the total principal amount of advances and letters of credit under the credit facility exceeds $250 million. The agreement includes covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 and a ratio of annual EBITDA to interest payable of not less than 3.00 to 1.00. We were in compliance with these covenants at January 31, 2009. We may use amounts borrowed under this credit facility for general corporate purposes or for future acquisitions or expansion of our business. To date we have not borrowed under the credit facility. We currently believe that the credit facility will be available to us should we choose to borrow under it.
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
Off-Balance Sheet Arrangements
At January 31, 2009, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2008. Except as discussed below, there have been no significant changes in those obligations during the six months ended January 31, 2009.

Commitment for Interest Payments on Senior Notes
On March 12, 2007 we issued $500 million of 5.40% senior unsecured notes due on March 15, 2012 and $500 million of 5.75% senior unsecured notes due on March 15, 2017 (together, the Notes). The Notes are redeemable by Intuit at any time, subject to a make-whole premium. Interest is payable semiannually on March 15 and September 15. At January 31, 2009, our maximum commitment for interest payments under the Notes was $338.4 million.
Recent Accounting Pronouncements
SFAS 157, “Fair Value Measurements”
In September 2006 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value. This standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008 the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157,” which partially defers the effective date of SFAS 157 for one year for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). In October 2008 the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. On August 1, 2008 we adopted the provisions of SFAS 157 related to financial assets and financial liabilities and to non-financial assets and non-financial liabilities that we recognize or disclose at fair value on a recurring basis. We also adopted FSP 157-3 on that date. See Note 8 to the financial statements in Part I, Item 1 of this report. In accordance with FSP 157-2, we have delayed the implementation of the provisions of SFAS 157 related to the fair value of goodwill, other intangible assets and non-financial long-lived assets until our fiscal year beginning August 1, 2009. We are in the process of evaluating these portions of the standard and therefore have not yet determined the impact that their adoption will have on our financial position, results of operations or cash flows.
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
See Note 2 to the financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of the cost and fair value of our investments by type of issue. See Note 8 to the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” in Part I, Item 2 for a description of market events that have affected the liquidity of certain municipal auction rate securities that we held at January 31, 2009.
Interest Rate Risk
Our cash equivalents and investments are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents and investments and the fair value of those investments. Should the Federal Reserve Target Rate increase by 25 basis points from the level of January 31, 2009, the value of our investments would increase by approximately $2.8 million. Should the Federal Reserve Target Rate increase by 100 basis points from the level of January 31, 2009, the value of our investments would increase by approximately $10.9 million.
We are also exposed to the impact of changes in interest rates as they affect our $500 million revolving credit facility. Advances under the credit facility accrue interest at rates that are equal to Citibank’s base rate or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.18% to 0.575% based on our senior debt credit ratings. Consequently, our interest expense would fluctuate with changes in the general level of these interest rates if we were to borrow any amounts under the credit facility. At January 31, 2009, no amounts were outstanding under the credit facility.
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
Since we translate foreign currencies (primarily Canadian dollars, British pounds and Indian rupees) into U.S. dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations on our financial results has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant because our international subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of January 31, 2009, we did not engage in foreign currency hedging activities.

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

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
Stock repurchase activity during the three months ended January 31, 2009 was as follows:

			Total Number	Approximate
			of Shares	Dollar Value of
	Total Number	Average	Purchased as	Shares That May
	of Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plans

November 1, 2008 through November 30, 2008	1,382,860	$25.66	1,361,860	$399,749,125

December 1, 2008 through December 31, 2008	—	$—	—	$399,749,125

January 1, 2009 through January 31, 2009	—	$—	—	$399,749,125

Total	1,382,860	$25.66	1,361,860

Notes:

1.	All shares purchased as part of publicly announced plans during the three months ended January 31, 2009 were purchased under a plan we announced on May 20, 2008 under which we were authorized to repurchase up to $600 million of our common stock from time to time over a three-year period ending on May 15, 2011.

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At Intuit’s Annual Meeting of Stockholders held on December 16, 2008, our stockholders voted as follows on the below proposals:
1.	Proposal to elect directors:

	For	Withheld

Stephen M. Bennett	267,956,205	20,386,415
Christopher W. Brody	249,925,152	38,417,468
William V. Campbell	278,648,324	9,694,296
Scott D. Cook	280,144,634	8,197,977
Diane B. Greene	158,326,031	130,016,589
Michael R. Hallman	250,717,033	37,625,587
Edward A. Kangas	253,567,758	34,774,862
Suzanne Nora Johnson	277,452,964	10,889,656
Dennis D. Powell	277,655,317	10,687,303
Stratton D. Sclavos	274,740,887	13,601,733
Brad D. Smith	280,566,950	7,775,670
2.	Proposal to ratify the selection of Ernst & Young LLP as Intuit’s independent registered public accounting firm for fiscal 2009:

For	284,329,095
Against	3,868,931
Abstain	155,193
Broker Non-Votes	0
3.	Proposal to approve amendment of Intuit’s 2005 Equity Incentive Plan:

For	201,076,148
Against	62,054,552
Abstain	291,574
Broker Non-Votes	24,930,945

ITEM 6
EXHIBITS
We have filed the following exhibits as part of this report:

Exhibit		Filed	Incorporated
Number	Exhibit Description	Herewith	by Reference

10.01+	Intuit Inc. 2005 Equity Incentive Plan, as amended December 16, 2008 (incorporated by reference to Exhibit 99.01 to the registration statement on Form S-8 filed with the SEC on December 17, 2008)		X

10.02+	Form of Amended and Restated Employment Agreement dated December 1, 2008 between Intuit Inc. and Kiran M. Patel (incorporated by reference to Exhibit 10.01 to the report on Form 8-K filed with the SEC on December 2, 2008)		X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01	Section 1350 Certification (Chief Executive Officer)	X

32.02	Section 1350 Certification (Chief Financial Officer)	X

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)
Date: March 2, 2009	By:	/s/ R. NEIL WILLIAMS
R. Neil Williams
Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Filed	Incorporated
Number	Exhibit Description	Herewith	by Reference

10.01+	Intuit Inc. 2005 Equity Incentive Plan, as amended December 16, 2008 (incorporated by reference to Exhibit 99.01 to the registration statement on Form S-8 filed with the SEC on December 17, 2008)		X

10.02+	Form of Amended and Restated Employment Agreement dated December 1, 2008 between Intuit Inc. and Kiran M. Patel (incorporated by reference to Exhibit 10.01 to the report on Form 8-K filed with the SEC on December 2, 2008)		X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01	Section 1350 Certification (Chief Executive Officer)	X

32.02	Section 1350 Certification (Chief Financial Officer)	X

+	Indicates a management contract or compensatory plan or arrangement.