Form 10-Q
period 2009-04-30
INTUIT INC
filed 2009-05-29
CIK 896878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2009
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
Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐
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
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 323,064,423 shares of Common Stock, $0.01 par value, were outstanding at May 22, 2009.

INTUIT INC.
FORM 10-Q
INDEX
Intuit, the Intuit logo, QuickBooks, TurboTax, Lacerte, ProSeries, Digital Insight and Quicken, among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners.

PART I
ITEM 1
FINANCIAL STATEMENTS
INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
(In thousands, except per share amounts; unaudited)	2009	2008	2009	2008

Net revenue:
Product	$535,732	$517,670	$1,191,214	$1,277,080
Service and other	898,676	795,338	1,515,549	1,315,740

Total net revenue	1,434,408	1,313,008	2,706,763	2,592,820

Costs and expenses:
Cost of revenue:
Cost of product revenue	33,850	34,637	122,895	125,264
Cost of service and other revenue	123,842	105,311	343,042	305,603
Amortization of purchased intangible assets	15,380	14,075	45,616	40,188
Selling and marketing	278,609	246,095	741,169	679,459
Research and development	132,866	149,985	412,332	449,088
General and administrative	75,335	79,150	211,520	222,937
Acquisition-related charges	10,464	9,254	32,600	25,349

Total costs and expenses	670,346	638,507	1,909,174	1,847,888

Operating income from continuing operations	764,062	674,501	797,589	744,932
Interest expense	(12,642)	(12,830)	(36,059)	(40,389)
Interest and other income	5,977	10,361	10,299	32,477
Gains on marketable equity securities and other investments, net	507	477	1,084	1,190
Gain on sale of outsourced payroll assets	—	13,616	—	51,571

Income from continuing operations before income taxes	757,904	686,125	772,913	789,781
Income tax provision	272,868	241,612	254,401	275,839
Minority interest expense, net of tax	216	334	796	1,332

Net income from continuing operations	484,820	444,179	517,716	512,610
Net income from discontinued operations	—	—	—	26,012

Net income	$484,820	$444,179	$517,716	$538,622

Basic net income per share from continuing operations	$1.51	$1.37	$1.61	$1.55
Basic net income per share from discontinued operations	—	—	—	0.08

Basic net income per share	$1.51	$1.37	$1.61	$1.63

Shares used in basic per share calculations	321,890	323,408	321,897	330,862

Diluted net income per share from continuing operations	$1.47	$1.33	$1.57	$1.50
Diluted net income per share from discontinued operations	—	—	—	0.08

Diluted net income per share	$1.47	$1.33	$1.57	$1.58

Shares used in diluted per share calculations	329,104	333,436	329,412	341,869

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	July 31,
(In thousands; unaudited)	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$1,222,028	$413,340
Investments	250,072	414,493
Accounts receivable, net	272,676	127,230
Income taxes receivable	1,793	60,564
Deferred income taxes	75,607	101,730
Prepaid expenses and other current assets	53,368	45,457

Current assets before funds held for customers	1,875,544	1,162,814
Funds held for customers	343,589	610,748

Total current assets	2,219,133	1,773,562

Long-term investments	268,395	288,310
Property and equipment, net	535,603	507,499
Goodwill	1,694,307	1,698,087
Purchased intangible assets, net	202,016	273,087
Long-term deferred income taxes	36,573	52,491
Other assets	76,948	73,548

Total assets	$5,032,975	$4,666,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$147,662	$115,198
Accrued compensation and related liabilities	153,284	229,819
Deferred revenue	298,939	359,936
Income taxes payable	149,355	16,211
Other current liabilities	216,309	135,326

Current liabilities before customer fund deposits	965,549	856,490
Customer fund deposits	343,589	610,748

Total current liabilities	1,309,138	1,467,238

Long-term debt	998,136	997,996
Other long-term obligations	125,814	121,489

Total liabilities	2,433,088	2,586,723

Commitments and contingencies
Minority interest	1,368	6,907

Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	2,495,220	2,407,749
Treasury stock, at cost	(2,825,391)	(2,786,499)
Accumulated other comprehensive income	2,539	7,722
Retained earnings	2,926,151	2,443,982

Total stockholders’ equity	2,598,519	2,072,954

Total liabilities and stockholders’ equity	$5,032,975	$4,666,584

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders’
(Dollars in thousands; unaudited)	Shares	Amount	Capital	Stock	Income	Earnings	Equity

Balance at July 31, 2008	322,599,830	$3,226	$2,404,523	$(2,786,499)	$7,722	$2,443,982	$2,072,954
Components of comprehensive net income:
Net income	—	—	—	—	—	517,716	517,716
Other comprehensive loss, net of tax	—	—	—	—	(5,183)	—	(5,183)

Comprehensive net income							512,533
Issuance of common stock under employee stock plans	6,494,592	65	—	140,611	—	(14,864)	125,812
Restricted stock units released, net of taxes	949,637	9	(14,742)	20,674	—	(20,683)	(14,742)
Stock repurchases under stock repurchase programs	(7,383,167)	(74)	—	(200,177)	—	—	(200,251)
Tax benefit from employee stock option transactions	—	—	8,612	—	—	—	8,612
Share-based compensation	—	—	93,601	—	—	—	93,601

Balance at April 30, 2009	322,660,892	$3,226	$2,491,994	$(2,825,391)	$2,539	$2,926,151	$2,598,519

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders’
(Dollars in thousands; unaudited)	Shares	Amount	Capital	Stock	Income	Earnings	Equity

Balance at July 31, 2007	339,157,302	$3,391	$2,247,755	$(2,207,114)	$6,096	$1,984,885	$2,035,013
Components of comprehensive net income:
Net income	—	—	—	—	—	538,622	538,622
Other comprehensive income, net of tax	—	—	—	—	2,042	—	2,042

Comprehensive net income							540,664
Issuance of common stock under employee stock plans	7,741,562	77	—	162,226	—	(8,513)	153,790
Restricted stock units released, net of taxes	290,417	3	(4,560)	5,630	—	(5,633)	(4,560)
Assumed vested options from purchase acquisistions	—	—	11,096	—	—	—	11,096
Stock repurchases under stock repurchase programs	(27,171,082)	(271)	—	(799,727)	—	—	(799,998)
Tax benefit from employee stock option transactions	—	—	28,091	—	—	—	28,091
Share-based compensation (1)	—	—	86,328	—	—	—	86,328

Balance at April 30, 2008	320,018,199	$3,200	$2,368,710	$(2,838,985)	$8,138	$2,509,361	$2,050,424

(1)	Includes $86,282 for continuing operations and $46 for Intuit Distribution Management Solutions discontinued operations.
See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
(In thousands; unaudited)	2009	2008	2009	2008
Cash flows from operating activities:
Net income (1)	$484,820	$444,179	$517,716	$538,622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	36,130	31,420	105,289	85,542
Amortization of intangible assets	26,889	25,518	83,833	71,626
Share-based compensation	36,950	30,093	93,601	86,328
Pre-tax gain on sale of outsourced payroll assets	—	(13,616)	—	(51,571)
Pre-tax gain on sale of IDMS (1)	—	—	—	(45,667)
Deferred income taxes	727	4,582	44,944	19,142
Tax benefit from share-based compensation plans	1,641	3,059	8,612	28,091
Excess tax benefit from share-based compensation plans	(865)	(2,024)	(7,362)	(17,785)
Other	3,419	5,428	10,075	8,364

Subtotal	589,711	528,639	856,708	722,692

Changes in operating assets and liabilities:
Accounts receivable	170,042	150,540	(146,475)	(86,398)
Prepaid expenses, income taxes receivable and other assets	154,111	19,470	40,222	40,563
Accounts payable	24,996	333	39,899	10,708
Accrued compensation and related liabilities	21,509	28,231	(75,501)	(21,574)
Deferred revenue	(173,752)	(56,746)	(51,744)	(32,946)
Income taxes payable	150,010	196,883	137,332	182,545
Other liabilities	(1,598)	(35,401)	77,450	53,903

Total changes in operating assets and liabilities	345,318	303,310	21,183	146,801

Net cash provided by operating activities (1)	935,029	831,949	877,891	869,493

Cash flows from investing activities:
Purchases of available-for-sale debt securities	(71,207)	(290,300)	(138,163)	(738,991)
Sales of available-for-sale debt securities	27,738	151,142	292,133	868,759
Maturities of available-for-sale debt securities	3,265	26,760	27,120	201,095
Net change in funds held for customers’ money market funds and other cash equivalents	(49,906)	181,124	267,159	(37,715)
Purchases of property and equipment	(31,487)	(95,335)	(148,371)	(217,254)
Net change in customer fund deposits	49,906	(181,124)	(267,159)	37,715
Acquisitions of businesses and intangible assets, net of cash acquired	(9,490)	(128,768)	(12,831)	(262,839)
Cash received from acquirer of outsourced payroll assets	—	7,576	—	34,879
Proceeds from divestiture of businesses	—	—	—	97,147
Other	(1,088)	4,384	5,477	(2,086)

Net cash provided by (used in) investing activities	(82,269)	(324,541)	25,365	(19,290)

Cash flows from financing activities:
Net proceeds from issuance of common stock under employee stock plans	30,743	32,113	125,812	153,790
Tax payments related to restricted stock issuance	(463)	(511)	(14,742)	(4,560)
Purchase of treasury stock	—	(300,000)	(200,251)	(799,998)
Excess tax benefit from share-based compensation plans	865	2,024	7,362	17,785
Other	(785)	523	(2,535)	(3,072)

Net cash provided by (used in) financing activities	30,360	(265,851)	(84,354)	(636,055)

Effect of exchange rates on cash and cash equivalents	200	(201)	(10,214)	2,155

Net increase in cash and cash equivalents	883,320	241,356	808,688	216,303
Cash and cash equivalents at beginning of period	338,708	230,148	413,340	255,201

Cash and cash equivalents at end of period	$1,222,028	$471,504	$1,222,028	$471,504

(1)	Because the operating cash flows of our Intuit Distribution Management Solutions (IDMS) discontinued operations were not material for any period presented, we have not segregated them from continuing operations on these statements of cash flows. We have presented the effect of the gain on disposal of IDMS on the statement of cash flows for the nine months ended April 30, 2008. See Note 4 to the financial statements.

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
We have included all normal recurring adjustments and the adjustments for discontinued operations that we considered necessary to give a fair presentation of our operating results for the periods presented. These condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2008. Results for the three and nine months ended April 30, 2009 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2009 or any other future period.
Seasonality
Our QuickBooks, Consumer Tax and Accounting Professionals businesses are highly seasonal. Some of our other offerings are also seasonal, but to a lesser extent. Revenue from our QuickBooks software products tends to be highest during our second and third fiscal quarters. Sales of income tax preparation products and services are heavily concentrated in the period from November through April. Seasonal patterns mean that our total net revenue is usually highest during our second quarter ending January 31 and third quarter ending April 30. We typically report losses in our first quarter ending October 31 and fourth quarter ending July 31, when revenue from our tax businesses is minimal while operating expenses continue at relatively consistent levels. In addition, the timing and composition of new customer offerings that include both product and service elements can materially shift revenue between quarters.

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

The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
(In thousands, except per share amounts)	2009	2008	2009	2008

Numerator:
Net income from continuing operations	$484,820	$444,179	$517,716	$512,610
Net income from discontinued operations	—	—	—	26,012

Net income	$484,820	$444,179	$517,716	$538,622

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	321,890	323,408	321,897	330,862

Shares used in diluted per share amounts:
Weighted average common shares outstanding	321,890	323,408	321,897	330,862
Dilutive common equivalent shares from stock options and restricted stock units	7,214	10,028	7,515	11,007

Dilutive weighted average common shares outstanding	329,104	333,436	329,412	341,869

Basic and diluted net income (loss) per share:
Basic net income per share from continuing operations	$1.51	$1.37	$1.61	$1.55
Basic net income per share from discontinued operations	—	—	—	0.08

Basic net income per share	$1.51	$1.37	$1.61	$1.63

Diluted net income per share from continuing operations	$1.47	$1.33	$1.57	$1.50
Diluted net income per share from discontinued operations	—	—	—	0.08

Diluted net income per share	$1.47	$1.33	$1.57	$1.58

Weighted average stock options and restricted stock units excluded from calculation due to anti-dilutive effect	24,368	18,593	24,516	18,624

Significant Customers
No customer accounted for 10% or more of total net revenue in the three or nine months ended April 30, 2009 or 2008. The account of one retail customer represented approximately 13% of total accounts receivable at April 30, 2009. No customer accounted for 10% or more of total accounts receivable at July 31, 2008.

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
FSP SFAS 142-3, “Determination of the Useful Life of Intangible Assets”
In April 2008 the FASB issued FSP SFAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” This new staff position is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008, which means that it will be effective for our fiscal year beginning August 1, 2009. We are in the process of evaluating this staff position and therefore have not yet determined the impact that adoption of FSP SFAS 142-3 will have on our financial position, results of operations or cash flows.
FSP SFAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”
In April 2009 the FASB issued FSP SFAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP SFAS 141R-1 amends SFAS 141R to require assets acquired and liabilities assumed in a business combination that arise from contingencies to be recognized at fair value, as determined in accordance with SFAS 157, if the acquisition-date fair value can be reasonably determined. If the acquisition-date fair value cannot be reasonably determined, then the future settlement amount would be measured in accordance with existing accounting rules. FSP SFAS 141R-1 is effective for fiscal years beginning after December 15, 2008, which means that it will be effective for our fiscal year beginning August 1, 2009. We are in the process of evaluating this staff position and therefore have not yet determined the impact that adoption of FSP SFAS 141R-1 will have on our financial position, results of operations or cash flows.
April 2009 FSPs on Fair Value of Financial Instruments
In April 2009 the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP SFAS 157-4 amends SFAS 157 to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability.
In April 2009 the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP SFAS 107-1). FSP SFAS 107-1 extends the disclosure requirements of SFAS 107, “Disclosures about Fair Value of Financial Instruments” to interim financial statements.
In April 2009 the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP SFAS 115-2). FSP SFAS 115-2 provides new criteria for determining whether an impairment of a debt security is temporary and recorded in other comprehensive income in the equity section of the balance sheet or other-than-temporary and recorded as a loss on the statement of operations.
FSP SFAS 157-4, FSP SFAS 107-1 and FSP SFAS 115-2 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009. Since we chose not to adopt these FSPs early, they will be effective for our fiscal quarter and year ending July 31, 2009. We are in the process of evaluating these staff positions and therefore have not yet determined the impact that their adoption will have on our financial position, results of operations or cash flows.
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

	April 30, 2009		July 31, 2008
(In thousands)	Cost	Fair Value	Cost	Fair Value
Classification on balance sheets:
Cash and cash equivalents	$1,222,028	$1,222,028	$413,340	$413,340
Investments	248,372	250,072	412,075	414,493
Funds held for customers	343,589	343,589	610,748	610,748
Long-term investments	268,395	268,395	288,310	288,310

Total cash and cash equivalents, investments and funds held for customers	$2,082,384	$2,084,084	$1,724,473	$1,726,891

The following table summarizes our cash and cash equivalents, investments and funds held for customers by investment category at the dates indicated.

	April 30, 2009		July 31, 2008
(In thousands)	Cost	Fair Value	Cost	Fair Value
Type of issue:
Total cash and cash equivalents	$1,565,617	$1,565,617	$1,024,088	$1,024,088
Available-for-sale debt securities:
Municipal bonds	201,596	203,065	330,436	332,534
Municipal auction rate securities	264,950	264,950	285,325	285,325
U.S. agency securities	17,005	17,078	74,476	74,796
Corporate notes	29,771	29,929	7,163	7,163

Total available-for-sale debt securities	513,322	515,022	697,400	699,818
Other long-term investments	3,445	3,445	2,985	2,985

Total cash and cash equivalents, investments and funds held for customers	$2,082,384	$2,084,084	$1,724,473	$1,726,891

We include realized gains and losses on our available-for-sale debt securities in interest and other income in our statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the three and nine months ended April 30, 2009 and 2008 were not significant.
We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income in the stockholders’ equity section of our balance sheets. Gross unrealized gains and losses on our available-for-sale debt securities were as follows at the dates indicated.

	April 30,	July 31,
(In thousands)	2009	2008

Gross unrealized gains	$1,834	$2,482
Gross unrealized losses	(134)	(64)

Net unrealized gain	$1,700	$2,418

We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held at April 30, 2009 were not other-than-temporarily impaired. While certain available-for-sale debt securities have fair values that are below cost, we believe that because we have the ability and intent to hold them until recovery at par it is probable that principal and interest will be collected in accordance with contractual terms. We believe that the unrealized losses at April 30, 2009 are due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with the specific securities.
The following table summarizes our available-for-sale debt securities classified by the stated maturity date of the security at the dates indicated.

	April 30, 2009		July 31, 2008
(In thousands)	Cost	Fair Value	Cost	Fair Value

Due within one year	$127,639	$128,347	$108,753	$109,562
Due within two years	79,253	79,687	207,157	208,144
Due within three years	5,240	5,330	10,379	10,402
Due after three years	301,190	301,658	371,111	371,710

Total available-for-sale debt securities	$513,322	$515,022	$697,400	$699,818

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

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
(In thousands)	2009	2008	2009	2008

Net income	$484,820	$444,179	$517,716	$538,622
Components of other comprehensive income (loss):
Changes in net unrealized gains (losses) on investments, net of reclassification adjustment for realized (gains) losses, net of income taxes	9,481	(840)	(425)	1,226
Amortization of realized gain on derivative instruments, net of income taxes	(12)	(10)	(34)	(31)
Foreign currency translation adjustment, net of income taxes	1,356	(181)	(4,724)	847

Total other comprehensive income (loss), net of income taxes	10,825	(1,031)	(5,183)	2,042

Comprehensive net income, net of income taxes	$495,645	$443,148	$512,533	$540,664

Income tax provision (benefit) netted against other comprehensive income (loss)	$7,129	$(681)	$(3,432)	$1,346

4. Dispositions and Discontinued Operations
Intuit Distribution Management Solutions Discontinued Operations
In August 2007 we sold our Intuit Distribution Management Solutions (IDMS) business for approximately $100 million in cash and recorded a net gain on disposal of $27.5 million. IDMS was part of our Other Businesses segment.
In accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we determined that IDMS became a discontinued operation in the fourth quarter of fiscal 2007. We have therefore segregated the net assets and operating results of IDMS from continuing operations on our balance sheets and in our statements of operations for all periods prior to the sale. Revenue and net loss from IDMS discontinued operations for the nine months ended April 30, 2008 were not significant. Because IDMS operating cash flows were not material for any period presented, we have not segregated them from continuing operations on our statements of cash flows. We have presented the effect of the gain on disposal of IDMS on our statement of cash flows for the nine months ended April 30, 2008.
Sale of Outsourced Payroll Assets
In March 2007 we sold certain assets related to our Complete Payroll and Premier Payroll Service businesses to Automatic Data Processing, Inc. (ADP) for a price of up to approximately $135 million in cash. The final purchase price was contingent upon the number of customers that transitioned to ADP pursuant to the purchase agreement over a period of approximately one year from the date of sale. In the three and nine months ended April 30, 2008 we recorded pre-tax gains of $13.6 million and $51.6 million on our statement of operations for customers who transitioned to ADP during those periods. We received a total purchase price of $93.6 million and recorded a total pre-tax gain of $83.2 million from the inception of this transaction through its completion in the third quarter of fiscal 2008.
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

The following tables show our financial results by reportable segment for the three and nine months ended April 30, 2009 and 2008.

		Payroll
		and	Consumer	Accounting	Financial	Other
(In thousands)	QuickBooks	Payments	Tax	Professionals	Institutions	Businesses	Corporate	Consolidated
Three Months Ended April 30, 2009
Product revenue	$98,869	$62,448	$157,833	$154,946	$37	$61,599	$—	$535,732
Service and other revenue	50,337	94,830	619,299	23,879	78,227	32,104	—	898,676

Total net revenue	149,206	157,278	777,132	178,825	78,264	93,703	—	1,434,408

Segment operating income	24,234	68,131	637,286	140,183	17,976	38,265	—	926,075
Common expenses	—	—	—	—	—	—	(136,169)	(136,169)

Subtotal	24,234	68,131	637,286	140,183	17,976	38,265	(136,169)	789,906
Amortization of purchased intangible assets	—	—	—	—	—	—	(15,380)	(15,380)
Acquisition-related charges	—	—	—	—	—	—	(10,464)	(10,464)
Interest expense	—	—	—	—	—	—	(12,642)	(12,642)
Interest and other income	—	—	—	—	—	—	5,977	5,977
Gain on marketable equity securities and other investments, net	—	—	—	—	—	—	507	507

Income (loss) from continuing operations before income taxes	$24,234	$68,131	$637,286	$140,183	$17,976	$38,265	$(168,171)	$757,904

		Payroll
		and	Consumer	Accounting	Financial	Other
(In thousands)	QuickBooks	Payments	Tax	Professionals	Institutions	Businesses	Corporate	Consolidated
Three Months Ended April 30, 2008
Product revenue	$121,307	$55,075	$123,545	$153,140	$260	$64,343	$—	$517,670
Service and other revenue	41,020	87,068	533,306	19,524	76,071	38,349	—	795,338

Total net revenue	162,327	142,143	656,851	172,664	76,331	102,692	—	1,313,008

Segment operating income	43,459	50,216	545,148	136,736	16,270	44,283	—	836,112
Common expenses	—	—	—	—	—	—	(138,282)	(138,282)

Subtotal	43,459	50,216	545,148	136,736	16,270	44,283	(138,282)	697,830
Amortization of purchased intangible assets	—	—	—	—	—	—	(14,075)	(14,075)
Acquisition-related charges	—	—	—	—	—	—	(9,254)	(9,254)
Interest expense	—	—	—	—	—	—	(12,830)	(12,830)
Interest and other income	—	—	—	—	—	—	10,361	10,361
Gain on marketable equity securities and other investments, net	—	—	—	—	—	—	477	477
Gain on sale of outsourced payroll assets	—	—	—	—	—	—	13,616	13,616

Income (loss) from continuing operations before income taxes	$43,459	$50,216	$545,148	$136,736	$16,270	$44,283	$(149,987)	$686,125

		Payroll
		and	Consumer	Accounting	Financial	Other
(In thousands)	QuickBooks	Payments	Tax	Professionals	Institutions	Businesses	Corporate	Consolidated
Nine Months Ended April 30, 2009
Product revenue	$317,599	$179,997	$251,885	$304,842	$243	$136,648	$—	$1,191,214
Service and other revenue	147,601	287,264	726,768	28,464	228,713	96,739	—	1,515,549

Total net revenue	465,200	467,261	978,653	333,306	228,956	233,387	—	2,706,763

Segment operating income	91,320	192,465	667,429	205,806	49,277	62,014	—	1,268,311
Common expenses	—	—	—	—	—	—	(392,506)	(392,506)

Subtotal	91,320	192,465	667,429	205,806	49,277	62,014	(392,506)	875,805
Amortization of purchased intangible assets	—	—	—	—	—	—	(45,616)	(45,616)
Acquisition-related charges	—	—	—	—	—	—	(32,600)	(32,600)
Interest expense	—	—	—	—	—	—	(36,059)	(36,059)
Interest and other income	—	—	—	—	—	—	10,299	10,299
Gain on marketable equity securities and other investments, net	—	—	—	—	—	—	1,084	1,084

Income (loss) from continuing operations before income taxes	$91,320	$192,465	$667,429	$205,806	$49,277	$62,014	$(495,398)	$772,913

		Payroll
		and	Consumer	Accounting	Financial	Other
(In thousands)	QuickBooks	Payments	Tax	Professionals	Institutions	Businesses	Corporate	Consolidated
Nine Months Ended April 30, 2008
Product revenue	$367,419	$162,479	$307,517	$284,374	$524	$154,767	$—	$1,277,080
Service and other revenue	105,638	248,955	610,935	23,382	220,280	106,550	—	1,315,740

Total net revenue	473,057	411,434	918,452	307,756	220,804	261,317	—	2,592,820

Segment operating income	131,500	164,080	627,945	182,393	41,290	85,753	—	1,232,961
Common expenses	—	—	—	—	—	—	(422,492)	(422,492)

Subtotal	131,500	164,080	627,945	182,393	41,290	85,753	(422,492)	810,469
Amortization of purchased intangible assets	—	—	—	—	—	—	(40,188)	(40,188)
Acquisition-related charges	—	—	—	—	—	—	(25,349)	(25,349)
Interest expense	—	—	—	—	—	—	(40,389)	(40,389)
Interest and other income	—	—	—	—	—	—	32,477	32,477
Gain on marketable equity securities and other investments, net	—	—	—	—	—	—	1,190	1,190
Gain on sale of outsourced payroll assets	—	—	—	—	—	—	51,571	51,571

Income (loss) from continuing operations before income taxes	$131,500	$164,080	$627,945	$182,393	$41,290	$85,753	$(443,180)	$789,781

6. Current Liabilities
Unsecured Revolving Credit Facility
On March 22, 2007 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on March 22, 2012. Advances under the credit facility will accrue interest at rates that are equal to, at our election, either Citibank’s base rate or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.18% to 0.575% based on our senior debt credit ratings. The applicable interest rate will be increased by 0.05% for any period in which the total principal amount of advances and letters of credit under the credit facility exceeds $250 million. The agreement includes covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 and a ratio of annual EBITDA to interest payable of not less than 3.00 to 1.00. We were in compliance with these covenants at April 30, 2009. We may use amounts borrowed under this credit facility for general corporate purposes or for future acquisitions or expansion of our business. To date we have not borrowed under this credit facility.

Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

	April 30,	July 31,
(In thousands)	2009	2008

Reserve for product returns	$68,711	$27,910
Reserve for rebates	71,322	13,408
Interest payable	6,659	20,597
Executive deferred compensation plan	33,946	38,234
Other	35,671	35,177

Total other current liabilities	$216,309	$135,326

The balances of several of our other current liabilities, particularly our reserves for product returns and rebates, are affected by the seasonality of our business. See Note 1.
7. Long-Term Obligations
Senior Unsecured Notes
On March 12, 2007 we issued $500 million of 5.40% senior unsecured notes due on March 15, 2012 and $500 million of 5.75% senior unsecured notes due on March 15, 2017 (together, the Notes), for a total principal amount of $1 billion. The Notes are redeemable by Intuit at any time, subject to a make-whole premium. We paid $55.8 million and $56.2 million in cash for interest on the Notes during the nine months ended April 30, 2009 and 2008. Based on the trading prices of the Notes at April 30 and July 31, 2008 and the interest rates we could obtain for other borrowings with similar terms at those dates, the estimated fair value of the Notes at those dates was approximately $903.0 million and $964.7 million.
The following table summarizes our senior unsecured notes at the dates indicated:

	April 30,	July 31,
(In thousands)	2009	2008

Senior notes:
5.40% fixed-rate notes, due 2012	$500,000	$500,000
5.75% fixed-rate notes, due 2017	500,000	500,000

Total senior notes	1,000,000	1,000,000
Unamortized discount	(1,864)	(2,004)

Total	$998,136	$997,996

Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

	April 30,	July 31,
(In thousands)	2009	2008

Total deferred rent	$63,016	$61,747
Long-term deferred revenue	19,655	12,939
Long-term income tax liabilities	47,245	47,857
Other	5,993	8,008

Total long-term obligations	135,909	130,551
Less current portion (included in other current liabilities)	(10,095)	(9,062)

Long-term obligations due after one year	$125,814	$121,489

Innovative Merchant Solutions Loan and Buyout Commitments
In April 2005 our wholly owned subsidiary, Innovative Merchant Solutions (IMS), became a member of Superior Bankcard Services, LLC (SBS), a newly formed entity that acquires merchant accounts for IMS. Our consolidated financial statements include the financial position, results of operations and cash flows of SBS, after elimination of all significant intercompany balances and transactions, including amounts outstanding under the credit agreement described below. See Note 1. In connection with the formation of this entity IMS agreed to provide to SBS revolving loans in an amount of up to $40.0 million under the terms of a credit agreement. The credit agreement expires in July 2013, although certain events, such as a sale of SBS, can trigger earlier termination. Amounts outstanding under this agreement at April 30, 2009 totaled $7.4 million at interest rates of 4.3% to 6.0%. Amounts outstanding under this agreement at July 31, 2008 totaled $8.5 million at interest rates of 6.0% to 8.5%. There are no scheduled repayments on the outstanding loan balance. All unpaid principal amounts and the related accrued interest are due and payable in full at the loan expiration date.
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
•	Level 1 uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. Our Level 1 assets consist of cash equivalents, including funds held for customers, that are invested primarily in AAA-rated money market funds.

•	Level 2 uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities

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
The following table presents financial assets and financial liabilities that we measured at fair value on a recurring basis at April 30, 2009. We have classified these assets and liabilities in accordance with the fair value hierarchy set forth in SFAS 157. In instances where the inputs used to measure the fair value of an asset or liability fall into more than one level of the fair value hierarchy, we have classified them based on the lowest level input that is significant to the determination of the fair value.

	Quoted Prices
	in Active	Significant
	Markets	Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Fair Value

Assets:
Cash equivalents (1)	$1,533,225	$—	$—	$1,533,225
Available-for-sale debt securities:
Municipal bonds (2)	—	203,065	—	203,065
U.S. agency securities (2)	—	17,078	—	17,078
Corporate notes (2)	—	29,929	—	29,929
Municipal auction rate securities (3)	—	—	264,950	264,950

Total assets	$1,533,225	$250,072	$264,950	$2,048,247

Liabilities:
Long-term debt (4)	$—	$903,015	$—	$903,015

(1)	Included in cash and cash equivalents and funds held for customers on our balance sheet at April 30, 2009.

(2)	Included in investments on our balance sheet at April 30, 2009.

(3)	Included in long-term investments on our balance sheet at April 30, 2009.

(4)	Carrying value on our balance sheet at April 30, 2009 was $998.1 million. See Note 7.
The following table presents a reconciliation of financial assets that we measure at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended April 30, 2009.

	Three Months	Nine Months
	Ended	Ended
	April 30,	April 30,
(In thousands)	2009	2009

Beginning balance	$251,023	$285,325
Transfers in to Level 3	—	—
Settlements	(2,075)	(20,375)
Total unrealized gain included in other comprehensive income	16,002	—

Ending balance	$264,950	$264,950

Financial assets whose fair values we measure using Level 3 inputs consisted of municipal auction rate securities that we classified as long-term investments on our balance sheet at April 30, 2009. At that date all of the municipal auction rate securities we held were rated A or better by the major credit rating agencies and 82% were collateralized by student loans guaranteed by the U.S. Department of Education. These securities are long-term debt instruments that are intended to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 35 days. Due to a decrease in liquidity in the global credit markets, in February 2008 auctions began failing for the municipal auction rate securities we held. Regularly scheduled auctions for these securities have generally continued to fail since that time. When these auctions initially failed, higher interest rates for many of the securities went into effect in accordance with the terms of the prospectus for each security. As of April 30, 2009, we had received all interest payments in accordance with the contractual terms of these securities.
We estimated the fair values of the municipal auction rate securities we held at April 30, 2009 based on a discounted cash flow model that we prepared. Key inputs to our discounted cash flow model included the projected future interest rates; the likely timing of principal repayments; the probability of full repayment considering guarantees by the U.S. Department of Education of the underlying student loans or insurance by other third parties; publicly available pricing data for recently issued student loan backed securities that are not subject to auctions; and the impact of the reduced liquidity for auction rate securities. The following table presents information about significant inputs to our discounted cash flow model at the dates shown:

	Inputs to Model at
	April 30,		July 31,
(In thousands)	2009		2008

Range of average projected future yield rates		1.10% - 3.28%		2.57% - 4.48%

Range of overall discount rates used in model (like-kind security yield rate plus illiquidity factor)		1.88% - 2.13%		3.45% - 3.70%

Like-kind security yield rate		0.63%		2.20%

Range of illiquidity factors	125 - 150	bps	125 - 150	bps

Expected holding period in years		7		7
Using our discounted cash flow model we determined that the fair values of the municipal auction rate securities we held at April 30, 2009 were approximately equal to their par values. As a result, we recorded no decrease in the fair values of those securities for the nine months then ended. Based on our ability and intent to hold these auction rate securities until recovery at par, we classified them as long-term investments on our balance sheet at April 30, 2009.
In August 2008 the broker-dealers for our municipal auction rate securities announced settlements under which they may provide liquidity solutions, or purchase, the auction rate securities held by their institutional clients. On November 4, 2008 we accepted an offer from UBS AG (UBS), one of the broker-dealers for our municipal auction rate securities, that gives us the option to sell UBS a total of $145.9 million in municipal auction rate securities at par value at any time during a two-year period beginning June 30, 2010. The put option also gives UBS the discretion to buy any or all of these securities from us at par value at any time. To date UBS has not purchased any of these securities from us. We chose not to elect the fair value option under SFAS 159 for the put option at the time we accepted the UBS offer. We accounted for the put option at its cost of zero on November 4, 2008, the date that we entered into the agreement, because we considered the value of the securities subject to the put option to be substantially equal to their par values at that date. The put option is considered to be a separate and freestanding financial instrument between UBS and Intuit because it is non-transferable and could not be attached to the related auction rate securities if they were to be sold to a third party. Since the put option is freestanding, we did not consider the option when estimating the fair value of the UBS auction rate securities we held at April 30, 2009.
Based on our expected operating cash flows and our other sources of cash, we do not believe that the reduction in liquidity of our municipal auction rate securities will have a material impact on our overall ability to meet our liquidity needs.

9. Income Taxes
Effective Tax Rate
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and other taxable items. Our effective tax rates for the three months ended April 30, 2009 and 2008 were approximately 36% and 35% and did not differ significantly from the federal statutory rate of 35%.
Our effective tax rate for the nine months ended April 30, 2009 was approximately 33%. Excluding discrete tax benefits primarily related to a favorable agreement we entered into with a tax authority and the retroactive reinstatement of the federal research and experimentation credit, our effective tax rate for that period was approximately 36% and did not differ significantly from the federal statutory rate of 35%. Our effective tax rate for the nine months ended April 30, 2008 was approximately 35% and did not differ significantly from the federal statutory rate of 35%.
Unrecognized Tax Benefits and Other FASB Interpretation No. 48 Considerations
The total amount of our unrecognized tax benefits at July 31, 2008 was $44.8 million. Net of related deferred tax assets, unrecognized tax benefits were $34.0 million at that date. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $18.8 million. The recognition of the balance of these net benefits would result in an increase to stockholders’ equity of $5.5 million and a decrease to goodwill of $9.7 million. There were no material changes to these amounts during the nine months ended April 30, 2009. We do not believe that it is reasonably possible that there will be a significant increase or decrease in unrecognized tax benefits over the next 12 months.
The accounting treatment related to the realization of pre-acquisition unrecognized tax benefits will change when SFAS 141R becomes effective in the first quarter of fiscal 2010. While any realization of these unrecognized tax benefits prior to the effective date of SFAS 141R will result in a decrease to goodwill, any realization after the effective date will result in a reduction to income tax expense. See “Recent Accounting Pronouncements” in Note 1.
We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes. At July 31, 2008, we had accrued $4.9 million for the payment of interest and had no accruals for the payment of penalties. The amount of interest and penalties recognized during the nine months ended April 30, 2009 was not significant.
10. Stockholders’ Equity
Stock Repurchase Programs
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. We repurchased no shares under these programs during the three months ended April 30, 2009. We repurchased 7.4 million shares for $200.3 million under these programs during the nine months ended April 30, 2009. We repurchased 10.8 million and 27.2 million shares for $300.0 million and $800.0 million under these programs during the three and nine months ended April 30, 2008. At April 30, 2009, we had authorization from our Board of Directors to expend up to an additional $400 million for stock repurchases through May 15, 2011.
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

Stock Option Activity
A summary of activity under all share-based compensation plans for the nine months ended April 30, 2009 was as follows:

		Options Outstanding
			Weighted
			Average
	Shares		Exercise
	Available	Number	Price
	for Grant	of Shares	Per Share

Balance at July 31, 2008	7,975,824	50,205,973	$24.70
Additional shares authorized	10,000,000
Options granted	(1,021,500)	1,021,500	24.96
Restricted stock units granted	(6,164,222)	—	—
Options exercised	—	(5,490,911)	19.01
Options and shares canceled or expired and returned to option pool, net of options canceled from expired plans	1,967,982	(2,223,144)	29.28
Restricted stock units canceled and returned to option pool, net of restricted stock units canceled from expired plans	595,357	—	—

Balance at April 30, 2009	13,353,441	43,513,418	$25.20

At April 30, 2009, options to purchase 32,315,256 common shares were exercisable at a weighted average exercise price of $24.23 per share.
Restricted Stock Unit Activity
A summary of restricted stock unit activity for the nine months ended April 30, 2009 was as follows:

	Restricted Stock Units
		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value

Nonvested at July 31, 2008	4,997,333	$29.29
Granted	6,164,222	25.73
Vested	(1,130,794)	28.49
Forfeited	(599,397)	28.79

Nonvested at April 30, 2009	9,431,364	$27.09

Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded for the periods shown.

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
(In thousands, except per share amounts)	2009	2008	2009	2008

Cost of product revenue	$388	$288	$995	$847
Cost of service and other revenue	1,976	1,483	4,991	4,894
Selling and marketing	12,984	10,684	33,890	28,110
Research and development	10,855	8,378	27,445	24,377
General and administrative	10,747	9,260	26,280	28,054

Decrease in operating income from continuing operations and income from continuing operations before income taxes	36,950	30,093	93,601	86,282
Income tax benefit	(13,225)	(11,388)	(33,272)	(32,579)

Decrease in net income from continuing operations	$23,725	$18,705	$60,329	$53,703

Decrease in net income per share from continuing operations:
Basic	$0.07	$0.06	$0.19	$0.16

Diluted	$0.07	$0.06	$0.18	$0.16

At April 30, 2009, there was $231.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans which we expect to recognize as expense in the future. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.0 years.
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
12. Subsequent Event
On May 14, 2009, we entered into an agreement to license certain technology for total consideration of $120 million payable over the next ten fiscal years. Using currently available information, we estimated the total present value of this arrangement to be approximately $89.2 million. We determined that approximately $78.6 million of this amount is related to future licensing rights and we expect to record an asset for that amount in the three months ending July 31, 2009. We will amortize the asset on a straight-line basis over the estimated useful life of the technology, primarily to cost of revenue in our statements of operations. We accrued the estimated remaining cost of $10.6 million, which we determined was related to the historical use of licensing rights, in accounts payable on our balance sheet at April 30, 2009 and recorded a corresponding charge to cost of service and other revenue in our statements of operations for the three and nine months ended April 30, 2009. We may adjust our preliminary estimate of the total present value of the arrangement or the allocation of the total present value between future licensing rights and the historical use of licensing rights after obtaining more information regarding, among other things, the licensing rights and our expected use of those rights in our current and future products and services. We expect to finalize our valuation of the licensing rights during the fourth quarter of fiscal 2009.

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
Executive Overview
This overview provides a high level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important in order to understand our financial results for the third quarter and first nine months of fiscal 2009 as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Quarterly Report on Form 10-Q.
About Intuit
Intuit is a leading provider of business and financial management solutions for small and medium sized businesses, financial institutions, consumers and accounting professionals. We organize our portfolio of businesses into four principal categories — Small Business, Tax, Financial Institutions and Other Businesses. These categories include six financial reporting segments.
Small Business: This category includes two segments — QuickBooks, and Payroll and Payments.
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
Tax: This category also includes two segments — Consumer Tax and Accounting Professionals.
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
Seasonality and Trends
Our QuickBooks, Consumer Tax and Accounting Professionals businesses are highly seasonal. Some of our other offerings are also seasonal, but to a lesser extent. Revenue from our QuickBooks software products tends to be highest during our second and third fiscal quarters. Sales of income tax preparation products and services are heavily concentrated in the period from November through April. In our Consumer Tax business, a greater proportion of our revenue has been occurring later in this seasonal period due in part to the growth in sales of TurboTax Online, for which revenue is recognized upon printing or electronic filing of a tax return. Delays in the availability of tax forms from taxing agencies or the ability of those agencies to receive submissions can cause Consumer Tax and Accounting Professionals revenue to shift from our second fiscal quarter to our third fiscal quarter. Seasonal patterns mean that our total net revenue is usually highest during our second quarter ending January 31 and third quarter ending April 30. We typically report losses in our first quarter ending October 31 and fourth quarter ending July 31, when revenue from our tax businesses is minimal while operating expenses continue at relatively consistent levels. We believe the seasonality of our revenue is likely to continue in the future. In addition, the timing and composition of new customer offerings that include both product and service elements can materially shift revenue between quarters. In our MD&A we often focus on year-to-date results for our seasonal businesses as they are generally more meaningful than quarterly results.
Overview of Financial Results
Total net revenue for the first nine months of fiscal 2009 was $2.7 billion, an increase of 4% compared with the first nine months of fiscal 2008. QuickBooks segment revenue decreased 2%, Payroll and Payments segment revenue increased 14%, Consumer Tax revenue increased 7%, Accounting Professionals revenue increased 8%, Financial Institutions revenue increased 4% and Other Businesses revenue decreased 11%.
The increase in Consumer Tax revenue was due to growth in TurboTax Online units, which more than offset a decrease in TurboTax desktop units. Payroll and Payments revenue was higher due to price increases and growth in the customer base, and Accounting Professionals revenue was higher due to price increases. We believe that slower small business spending negatively affected sales to new QuickBooks customers and the overall reduction in consumer spending negatively affected credit and debit card transaction processing volume in our Payments business as well as Quicken sales in our Other Businesses segment. We also believe that the generally slow real estate market negatively affected Intuit Real Estate Solutions software license sales in our Other Businesses segment.
Operating income from continuing operations of $797.6 million for the first nine months of fiscal 2009 increased $52.7 million or 7% compared with the first nine months of fiscal 2008. Fiscal 2009 revenue grew $114.0 million and total costs and expenses increased $61.3 million. Total costs and expenses for the fiscal 2009 period increased due to our fiscal 2008 acquisitions of Homestead and ECHO, higher advertising and other marketing expenses to support the launch and subsequent promotion of TurboTax and QuickBooks 2009, and higher depreciation expense for investments in our infrastructure. A decrease in costs and expenses due to certain compensation-related items and a decline in the market value of certain liabilities associated with our executive deferred compensation plan partially offset these increases.
Net income from continuing operations of $517.7 million for the first nine months of fiscal 2009 increased $5.1 million or 1% compared with the first nine months of fiscal 2008. Interest and other income decreased in the first nine months of fiscal 2009 due to lower interest income and a decline in the value of assets associated with our executive deferred compensation plan. Declines in the value of assets associated with our executive deferred compensation plan were offset by amounts recorded in operating expenses in connection with declines in the related liabilities. In the first nine months of fiscal 2008 we recorded a pre-tax gain of $51.6 million on the sale of certain outsourced payroll assets; there was no comparable transaction in fiscal 2009.
Due to the foregoing factors, diluted net income per share from continuing operations of $1.57 in the first nine months of fiscal 2009 increased 5% compared with $1.50 in the same period of fiscal 2008.

We ended the third quarter of fiscal 2009 with cash, cash equivalents and investments totaling $1.5 billion, an increase of $644 million from July 31, 2008. At April 30, 2009, we also held $265 million in municipal auction rate securities that we classified as long-term investments on our balance sheet. See Note 8 to the financial statements in Part I, Item 1 of this report and “Liquidity and Capital Resources — Auction Rate Securities” later in this Item 2 for more information. In the first nine months of fiscal 2009 we generated $878 million in cash from operations, $181 million in cash from net sales of investments and $111 million in cash from the issuance of common stock under employee stock plans. During the same period we used $200 million in cash for the repurchase of 7.4 million shares of our common stock under our stock repurchase programs and $148 million in cash for capital expenditures. At April 30, 2009, we had authorization from our Board of Directors to expend up to an additional $400 million for stock repurchases through May 15, 2011.
Critical Accounting Policies and Estimates
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2008 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Except for the change to our fair value measurement policy that is discussed in “Fair Value Measurements — Adoption of SFAS 157” below, we believe that during the first nine months of fiscal 2009 there were no significant changes in those critical accounting policies and estimates. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit Committee of our Board of Directors.
Fair Value Measurements — Adoption of SFAS 157
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

Results of Operations
Financial Overview

(Dollars in millions,					YTD	YTD
except per	Q3	Q3	$	%	Q3	Q3	$	%
share amounts)	FY09	FY08	Change	Change	FY09	FY08	Change	Change

Total net revenue	$1,434.4	$1,313.0	$121.4	9%	$2,706.8	$2,592.8	$114.0	4%
Operating income from continuing operations	764.1	674.5	89.6	13%	797.6	744.9	52.7	7%
Net income from continuing operations	484.8	444.2	40.6	9%	517.7	512.6	5.1	1%
Diluted net income per share from continuing operations	$1.47	$1.33	$0.14	11%	$1.57	$1.50	$0.07	5%
Current Fiscal Quarter
Total net revenue increased 9% in the third quarter of fiscal 2009 compared with the third quarter of fiscal 2008. QuickBooks segment revenue decreased 8%, Payroll and Payments segment revenue increased 11%, Consumer Tax revenue increased 18%, Accounting Professionals revenue increased 4%, Financial Institutions revenue increased 3% and Other Businesses revenue decreased 9% in the third quarter of fiscal 2009.
Nearly all of the revenue increase for the third quarter of fiscal 2009 compared with the third quarter of fiscal 2008 was due to higher revenue in our Consumer Tax segment that was driven by growth in TurboTax Online units. In addition, we deferred approximately $70 million in Consumer Tax revenue from the second quarter of fiscal 2009 to the third quarter of fiscal 2009 as a result of our decision to include federal electronic filing services with our TurboTax desktop software for the 2008 tax year. We recognized substantially all of this revenue in the third quarter of fiscal 2009. In our Accounting Professionals segment, about $12 million in revenue shifted from the third quarter of fiscal 2009 to the second quarter of fiscal 2009 because we began offering certain services separately from our professional tax software in fiscal 2009. We generally offered these services in combination with our professional tax software in fiscal 2008. Excluding the $58 million net impact of these revenue shifts, total net revenue for the third quarter of fiscal 2009 increased 5% compared with the same quarter of fiscal 2008. See “Total Net Revenue by Business Segment” later in this Item 2 for more information.
Operating income from continuing operations increased $89.6 million or 13% in the third quarter of fiscal 2009 compared with the same quarter of fiscal 2008. The increase in operating income was due to $121.4 million in higher revenue partially offset by $31.8 million in higher costs and expenses. In the third quarter of fiscal 2009, total costs and expenses increased about $20 million due to higher advertising and other marketing expenses to promote TurboTax 2008 and about $11 million due to a charge for historical use of technology licensing rights. A $20 million decrease in costs and expenses due to a reduction in expected employee bonus payment levels for fiscal 2009 partially offset these increases. See “Cost of Revenue” and “Operating Expenses” later in this Item 2 for more information.
Net income from continuing operations increased $40.6 million or 9% in the third quarter of fiscal 2009 compared with the same quarter of fiscal 2008. We recorded a pre-tax gain of $13.6 million on the sale of certain outsourced payroll assets to ADP in the third quarter of fiscal 2008; there was no comparable transaction in the third quarter of fiscal 2009. See “Dispositions and Discontinued Operations” later in this Item 2 for more information. Our effective tax rates were comparable at 36% for the third quarter of fiscal 2009 and 35% for the third quarter of 2008.
Due to the foregoing factors, diluted net income per share from continuing operations of $1.47 in the third quarter of fiscal 2009 increased 11% compared with $1.33 in the same quarter of fiscal 2008.

Fiscal Year to Date
Total net revenue increased 4% in the first nine months of fiscal 2009 compared with the same period of fiscal 2008. QuickBooks segment revenue decreased 2%, Payroll and Payments segment revenue increased 14%, Consumer Tax revenue increased 7%, Accounting Professionals revenue increased 8%, Financial Institutions revenue increased 4% and Other Businesses revenue decreased 11%.
The increase in Consumer Tax revenue was due to 36% growth in TurboTax Online units, which more than offset an 11% decrease in TurboTax desktop units. Payroll and Payments revenue was higher due to price increases and growth in the customer base, and Accounting Professionals revenue was higher due to price increases. See “Total Net Revenue by Business Segment” later in this Item 2 for more information.
Operating income from continuing operations for the first nine months of fiscal 2009 increased $52.7 million or 7% compared with the same period of fiscal 2008. The increase in operating income was due to $114.0 million in higher revenue partially offset by $61.3 million in higher costs and expenses. In the fiscal 2009 period total costs and expenses increased about $49 million due to our fiscal 2008 acquisitions of Homestead and ECHO; about $31 million due to higher advertising and other marketing expenses to support the launch and subsequent promotion of TurboTax 2008 and QuickBooks 2009; and about $20 million due to higher depreciation expense for investments in our infrastructure. A $37 million decrease in costs and expenses due to certain compensation-related items and a decline in the market value of certain liabilities associated with our executive deferred compensation plan partially offset these increases. See “Cost of Revenue” and “Operating Expenses” later in this Item 2 for more information.
Net income from continuing operations increased $5.1 million or 1% in the first nine months of fiscal 2009 compared with the same period of fiscal 2008. Interest and other income decreased $22.2 million due to lower interest rates and lower invested balances that resulted in $13.5 million lower interest income and to an $8.8 million decline in the value of assets associated with our executive deferred compensation plan. Declines in the value of assets associated with our executive deferred compensation plan were offset by amounts recorded in operating expenses in connection with declines in the related liabilities. In the first nine months of fiscal 2008 we recorded a pre-tax gain of $51.6 million on the sale of certain outsourced payroll assets; there was no comparable transaction in fiscal 2009. See “Dispositions and Discontinued Operations” later in this Item 2 for more information. Due to certain discrete tax items, our effective tax rate for the first nine months of fiscal 2009 was 33%. Our effective tax rate for the first nine months of 2008 was 35%. See “Income Taxes” later in this Item 2 for more information about our effective tax rates for these periods.
Due to the foregoing factors, diluted net income per share from continuing operations of $1.57 in the first nine months of fiscal 2009 increased 5% compared with $1.50 in the same period of fiscal 2008.

Total Net Revenue by Business Segment
The table below and the discussion of net revenue by business segment that follows it are organized in accordance with our six reportable business segments. See Note 5 to the financial statements in Part I, Item 1 of this report for descriptions of product revenue and service and other revenue for each segment.

		% of		% of			% of		% of
		Total		Total		YTD	Total	YTD	Total
	Q3	Net	Q3	Net	%	Q3	Net	Q3	Net	%
(Dollars in millions)	FY09	Revenue	FY08	Revenue	Change	FY09	Revenue	FY08	Revenue	Change

QuickBooks
Product revenue	$98.9		$121.3			$317.6		$367.4
Service and other revenue	50.3		41.0			147.6		105.6

Subtotal	149.2	10%	162.3	12%	(8%)	465.2	17%	473.0	18%	(2%)

Payroll and Payments
Product revenue	62.5		55.0			180.0		162.5
Service and other revenue	94.8		87.1			287.3		248.9

Subtotal	157.3	11%	142.1	11%	11%	467.3	17%	411.4	16%	14%

Consumer Tax
Product revenue	157.8		123.6			251.9		307.5
Service and other revenue	619.3		533.3			726.8		611.0

Subtotal	777.1	54%	656.9	50%	18%	978.7	36%	918.5	35%	7%

Accounting Professionals
Product revenue	154.9		153.2			304.8		284.4
Service and other revenue	23.9		19.5			28.5		23.4

Subtotal	178.8	13%	172.7	13%	4%	333.3	12%	307.8	12%	8%

Financial Institutions
Product revenue	—		0.2			0.2		0.5
Service and other revenue	78.3		76.1			228.7		220.3

Subtotal	78.3	5%	76.3	6%	3%	228.9	9%	220.8	9%	4%

Other Businesses
Product revenue	61.6		64.4			136.7		154.8
Service and other revenue	32.1		38.3			96.7		106.5

Subtotal	93.7	7%	102.7	8%	(9%)	233.4	9%	261.3	10%	(11%)

Total Company
Product revenue	535.7		517.7			1,191.2		1,277.1
Service and other revenue	898.7		795.3			1,515.6		1,315.7

Total net revenue	$1,434.4	100%	$1,313.0	100%	9%	$2,706.8	100%	$2,592.8	100%	4%

QuickBooks
QuickBooks segment total net revenue decreased $13.1 million or 8% in the third quarter of fiscal 2009 and decreased $7.8 million or 2% in the first nine months of fiscal 2009 compared with the same periods of fiscal 2008. Excluding revenue from Homestead, which we acquired in December 2007, QuickBooks segment total net revenue decreased 5% in the first nine months of fiscal 2009 compared with the same period of fiscal 2008. Total QuickBooks software unit sales, including activations of our free Simple Start offering, were up 7% in the third quarter of fiscal 2009 and increased 4% in the first nine months of fiscal 2009 compared with the same periods of fiscal 2008. Revenue per QuickBooks unit was lower in those periods due to price promotion programs in some of our sales channels. In the first nine months of fiscal 2009, QuickBooks Online subscriptions grew 8% and active Enterprise Solutions customers were up 20% compared with the same period of fiscal 2008.

Payroll and Payments
Payroll and Payments total net revenue increased $15.2 million or 11% in the third quarter of fiscal 2009 and $55.9 million or 14% in the first nine months of fiscal 2009 compared with the same periods of fiscal 2008. In our Payroll business, revenue in the first nine months of fiscal 2009 increased compared with the same period of fiscal 2008 due to price increases and, to a lesser extent, 2% growth in the customer base. In our Payments business, revenue in the first nine months of fiscal 2009 increased due to 12% growth in our core merchant services customer base and revenue from ECHO, which we acquired in February 2008. Transaction volume per customer was down about 6% in the first nine months of fiscal 2009 compared with the same period of fiscal 2008, reflecting an overall reduction in consumer spending associated with the current economic environment. Excluding revenue from ECHO, Payroll and Payments segment revenue increased approximately 9% in the first nine months of fiscal 2009 compared with the same periods of fiscal 2008.
Consumer Tax
Consumer Tax total net revenue increased $60.2 million or 7% in the first nine months of fiscal 2009 compared with the same period of fiscal 2008 due to 36% growth in TurboTax Online units that more than offset an 11% decrease in TurboTax desktop units.
Accounting Professionals
Accounting Professionals total net revenue increased $25.5 million or 8% in the first nine months of fiscal 2009 compared with the same period of fiscal 2008 due to price increases.
Financial Institutions
Financial Institutions total net revenue increased $8.1 million or 4% in the first nine months of fiscal 2009 compared with the same period of fiscal 2008. Internet banking end users increased 5% and bill-pay end users were up 20% in the first nine months of fiscal 2009. Lower revenue per user partially offset growth in the Internet banking and bill-pay customer bases.
Other Businesses
Other Businesses total net revenue decreased $27.9 million or 11% in the first nine months of fiscal 2009 compared with the same period of fiscal 2008. Quicken sales were down 13% in the fiscal 2009 period due to the overall reduction in consumer spending. In addition, the stronger U.S. dollar contributed to a decline in Canadian revenue, lowering Other Businesses segment revenue growth by approximately eight percentage points in the first nine months of fiscal 2009 compared with the same period of fiscal 2008.
Cost of Revenue

		% of		% of	YTD	% of	YTD	% of
	Q3	Related	Q3	Related	Q3	Related	Q3	Related
(Dollars in millions)	FY09	Revenue	FY08	Revenue	FY09	Revenue	FY08	Revenue

Cost of product revenue	$33.9	6%	$34.6	7%	$122.9	10%	$125.3	10%
Cost of service and other revenue	123.8	14%	105.3	13%	343.0	23%	305.6	23%
Amortization of purchased intangible assets	15.4	n/a	14.1	n/a	45.6	n/a	40.2	n/a

Total cost of revenue	$173.1	12%	$154.0	12%	$511.5	19%	$471.1	18%

Cost of product revenue as a percentage of product revenue decreased slightly in the third quarter of fiscal 2009 compared with the third quarter of fiscal 2008 due to product mix. Growth in product revenue for the fiscal 2009 quarter was due entirely to our Consumer Tax products, which have relatively lower costs of revenue compared with our other product offerings.

Cost of service and other revenue as a percentage of service and other revenue increased slightly in the third quarter of fiscal 2009 compared with the third quarter of fiscal 2008. The favorable effect of unit growth in TurboTax Online, which has relatively lower costs of revenue compared with our other service offerings, was more than offset by a $10.6 million charge for historical use of technology licensing rights.
Operating Expenses

		% of		% of		% of		% of
		Total		Total	YTD	Total	YTD	Total
	Q3	Net	Q3	Net	Q3	Net	Q3	Net
(Dollars in millions)	FY09	Revenue	FY08	Revenue	FY09	Revenue	FY08	Revenue

Selling and marketing	$278.6	20%	$246.1	19%	$741.2	28%	$679.5	26%
Research and development	132.9	9%	150.0	11%	412.3	15%	449.1	17%
General and administrative	75.3	5%	79.2	6%	211.5	8%	222.9	9%
Acquisition-related charges	10.5	1%	9.3	1%	32.6	1%	25.3	1%

Total operating expenses	$497.3	35%	$484.6	37%	$1,397.6	52%	$1,376.8	53%

Current Fiscal Quarter
Total operating expenses as a percentage of total net revenue decreased to 35% in the third quarter of fiscal 2009 from 37% in the third quarter of fiscal 2008 due to $121.4 million in higher revenue and $12.7 million in higher operating expenses in the fiscal 2009 quarter. Total operating expenses in the third quarter of fiscal 2009 included an increase of about $20 million for advertising and other marketing expenses to support the promotion of TurboTax 2008. A $20 million decrease in operating expenses due to a reduction in expected employee bonus payment levels for fiscal 2009 offset this increase.
Fiscal Year to Date
Total operating expenses as a percentage of total net revenue decreased slightly to 52% in the first nine months of fiscal 2009 from 53% in the same period of fiscal 2008 due to $114.0 million higher revenue and $20.8 million higher operating expenses in the fiscal 2009 period. Total operating expenses in the first nine months of fiscal 2009 included an increase of about $31 million for the operating expenses of acquired businesses; an increase of about $31 million for advertising and other marketing expenses to support the launch and subsequent promotion of TurboTax 2008 and QuickBooks 2009; and an increase of about $20 million due to higher depreciation expense for investments in our infrastructure. These increases were partially offset by a total of about $37 million in lower compensation-related expenses. These reductions in compensation-related expenses included a $28 million decrease for our bonus compensation and 401(k) benefits plan and a $9 million decrease due to a decline in the market value of certain liabilities associated with our executive deferred compensation plan.

Segment Operating Income (Loss)
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. See “Executive Overview – Seasonality and Trends” earlier in this Item 2 for a description of the seasonality of our business. Segment expenses do not include certain costs, such as corporate selling and marketing, product development, and general and administrative expenses and share-based compensation expenses, which are not allocated to specific segments. These unallocated costs totaled $136.2 million and $138.3 million in the third quarters of fiscal 2009 and 2008 and $392.5 million and $422.5 million in the first nine months of fiscal 2009 and 2008. Segment expenses also do not include amortization of purchased intangible assets, acquisition-related charges, interest expense, interest and other income, and realized net gains or losses on marketable equity securities and other investments. See Note 5 to the financial statements in Part I, Item 1 of this report for reconciliations of total segment operating income or loss to income or loss from continuing operations before income taxes for each fiscal period presented.

		% of		% of	YTD	% of	YTD	% of
	Q3	Related	Q3	Related	Q3	Related	Q3	Related
(Dollars in millions)	FY09	Revenue	FY08	Revenue	FY09	Revenue	FY08	Revenue

QuickBooks	$24.2	16%	$43.5	27%	$91.3	20%	$131.5	28%
Payroll and Payments	68.1	43%	50.2	35%	192.5	41%	164.1	40%
Consumer Tax	637.3	82%	545.1	83%	667.4	68%	627.9	68%
Accounting Professionals	140.2	78%	136.7	79%	205.8	62%	182.4	59%
Financial Institutions	18.0	23%	16.3	21%	49.3	22%	41.3	19%
Other Businesses	38.3	41%	44.3	43%	62.0	27%	85.8	33%

Total segment operating income	$926.1	65%	$836.1	64%	$1,268.3	47%	$1,233.0	48%

QuickBooks
QuickBooks segment operating income as a percentage of related revenue decreased to 20% in the first nine months of fiscal 2009 from 28% in the first nine months of fiscal 2008. Revenue in that period was $7.8 million lower while total costs and expenses increased. Cost of revenue declined approximately $5 million in the first nine months of fiscal 2009 due to lower revenue and cost efficiencies achieved for our QuickBooks service offerings. Selling and marketing expenses increased approximately $33 million in the first nine months of fiscal 2009, including about $14 million due to our fiscal 2008 acquisition of Homestead and about $14 million due to higher advertising and other marketing expenses to support the launch and subsequent promotion of QuickBooks 2009. QuickBooks product development expenses increased approximately $5 million in the first nine months of fiscal 2009 compared with the same period of fiscal 2008.
Payroll and Payments
Payroll and Payments segment operating income as a percentage of related revenue increased to 43% in the third quarter of fiscal 2009 from 35% in the third quarter of fiscal 2008 and increased slightly to 41% in the first nine months of fiscal 2009 from 40% in the same period of fiscal 2008. Payroll and Payments segment revenue grew $15.2 million and $55.9 million in those periods. Costs and expenses were relatively stable in the third quarter of fiscal 2009 compared with the third quarter of fiscal 2008. Costs and expenses increased about $24 million in the first nine months of fiscal 2009 due to our February 2008 acquisition of ECHO.
Consumer Tax
Consumer Tax segment operating income as a percentage of related revenue was flat at 68% in the first nine months of fiscal 2009 and 2008. Higher revenue in the fiscal 2009 period was partially offset by an increase of about $17 million in advertising and other marketing expenses to support the launch and subsequent promotion of TurboTax 2008.

Accounting Professionals
Accounting Professionals segment operating income as a percentage of related revenue increased to 62% in the first nine months of fiscal 2009 from 59% in the same period of fiscal 2008. The increase in segment operating income for the first nine months of fiscal 2009 was due to higher revenue and relatively stable costs and expenses compared with the same period of fiscal 2008.
Financial Institutions
Financial Institutions segment operating income as a percentage of related revenue increased to 22% in the first nine months of fiscal 2009 compared with 19% in the same period of fiscal 2008. Financial Institutions revenue for the fiscal 2009 period increased $8.1 million while total costs and expenses were relatively stable compared with the same period of fiscal 2008, resulting in a higher operating margin for the fiscal 2009 period.
Other Businesses
Segment operating income as a percentage of related revenue decreased to 41% in the third quarter of fiscal 2009 from 43% in the third quarter of fiscal 2008 and to 27% in the first nine months of fiscal 2009 from 33% in the same period of fiscal 2008 due to the decreases in segment revenue in the fiscal 2009 periods.
Non-Operating Income and Expenses
Interest Expense
In March 2007 we issued $1 billion in senior notes. Interest expense of $36.1 million and $40.4 million for the first nine months of fiscal 2009 and 2008 consisted primarily of interest on $500 million in principal amount of the senior notes at 5.40% and interest on $500 million in principal amount of the senior notes at 5.75%. The senior notes are due in March 2012 and March 2017 and are redeemable by Intuit at any time, subject to a make-whole premium.
Interest and Other Income

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
(In millions)	2009	2008	2009	2008

Interest income	$3.8	$9.3	$16.8	$30.3
Net gains (losses) on executive deferred compensation plan assets	2.2	0.8	(9.5)	(0.7)
Quicken Loans royalty income	—	—	3.8	—
Other	—	0.3	(0.8)	2.9

Total interest and other income	$6.0	$10.4	$10.3	$32.5

Lower interest rates and lower average invested balances resulted in lower interest income in the third quarter and first nine months of fiscal 2009 compared with the same periods of fiscal 2008. We record gains and losses associated with executive deferred compensation plan assets in interest and other income. We record gains and losses associated with the related liabilities in operating expense. Total interest and other income for the first nine months of fiscal 2009 included royalties from a trademark license agreement that we entered into when we sold our Quicken Loans mortgage business in July 2002.
Income Taxes
Effective Tax Rate
Our effective tax rates for the third quarters of fiscal 2009 and 2008 were approximately 36% and 35% and did not differ significantly from the federal statutory rate of 35%.

Our effective tax rate for the first nine months of fiscal 2009 was approximately 33%. Excluding discrete tax benefits primarily related to a favorable agreement we entered into with a tax authority and the retroactive reinstatement of the federal research and experimentation credit, our effective tax rate for that period was approximately 36% and did not differ significantly from the federal statutory rate of 35%. Our effective tax rate for the first nine months of fiscal 2008 was approximately 35% and did not differ significantly from the federal statutory rate of 35%.
Net Deferred Tax Assets
At April 30, 2009, we had total net deferred tax assets of $112.2 million, which included a valuation allowance of $3.7 million for state net operating loss carryforwards. The allowance reflects management’s assessment that we may not receive the benefit of certain loss carryforwards. While we believe our current valuation allowance is sufficient, it may be necessary to increase this amount if it becomes more likely that we will not realize a greater portion of the net deferred tax assets. We assess the need for an adjustment to the valuation allowance on a quarterly basis. The assessment is based on our estimates of future sources of taxable income for the jurisdictions in which we operate and the periods over which our deferred tax assets will be realizable.
Dispositions and Discontinued Operations
Intuit Distribution Management Solutions Discontinued Operations
In August 2007 we sold our Intuit Distribution Management Solutions (IDMS) business for approximately $100 million in cash and recorded a net gain on disposal of $27.5 million. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have accounted for IDMS as a discontinued operation and segregated its operating results from continuing operations in our statements of operations for all periods prior to the sale. Revenue and net loss from IDMS discontinued operations for the first nine months of fiscal 2008 were not significant. IDMS was part of our Other Businesses segment.
Sale of Outsourced Payroll Assets
In March 2007 we sold certain assets related to our Complete Payroll and Premier Payroll Service business to Automated Data Processing, Inc. (ADP) for a purchase price of up to approximately $135 million in cash. The final purchase price was contingent upon the number of customers that transitioned to ADP pursuant to the purchase agreement over a period of approximately one year from the date of sale. In the third quarter and first nine months of fiscal 2008 we recorded pre-tax gains of $13.6 million and $51.6 million in our statement of operations for customers who transitioned to ADP during those periods. We received a total purchase price of $93.6 million and recorded a total pre-tax gain of $83.2 million from the inception of this transaction through its completion in the third quarter of fiscal 2008. In accordance with the provisions of SFAS 144, we did not account for this transaction as a discontinued operation. The assets were part of our Payroll and Payments segment.
Liquidity and Capital Resources
Overview
At April 30, 2009, our cash, cash equivalents and investments totaled $1.5 billion, an increase of $644 million from July 31, 2008 due to the factors noted under “Statements of Cash Flows” below. At April 30, 2009, we also held $265 million in municipal auction rate securities that we classified as long-term investments on our balance sheet. See “Auction Rate Securities” below for more information. Our primary source of liquidity has been cash from operations, which entails the collection of accounts receivable for products and services. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, acquisitions of businesses, debt service costs and repurchases of common stock.
In March 2007 we issued five-year and ten-year senior unsecured notes totaling $1 billion. The estimated fair value of these notes decreased from $964.7 million at July 31, 2008 to $903.0 million at April 30, 2009. Although this decrease in estimated fair value was caused by recent events in the credit markets rather than a change in the credit ratings of the notes or Intuit, the decline could impact our future cost of capital. We also have a $500 million unsecured revolving line of credit facility that is described later in this Item 2. To date we have not borrowed under the facility.

The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

	April 30,		July 31,		$	%
(Dollars in millions)	2009		2008		Change	Change

Cash, cash equivalents and investments	$1,472.1		$827.8		$644.3	78%
Auction rate securities	265.0		285.3		(20.3)	(7%)
Long-term debt	998.1		998.0		0.1	0%
Working capital	910.0		306.3		603.7	197%
Ratio of current assets to current liabilities	1.7	: 1	1.2	: 1
Auction Rate Securities
At April 30, 2009, we held $265 million in municipal auction rate securities. At that date all of the municipal auction rate securities we held were rated A or better by the major credit rating agencies and 82% were collateralized by student loans guaranteed by the U.S. Department of Education. These securities are long-term debt instruments that are intended to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 35 days. Due to a decrease in liquidity in the global credit markets, in February 2008 auctions began failing for the municipal auction rate securities we held. Regularly scheduled auctions for these securities have generally continued to fail since that time. When these auctions initially failed, higher interest rates for many of the securities went into effect in accordance with the terms of the prospectus for each security. As of April 30, 2009, we had received all interest payments in accordance with the contractual terms of these securities.
In August 2008 the broker-dealers for our municipal auction rate securities announced settlements under which they may provide liquidity solutions, or purchase, the auction rate securities held by their institutional clients. On November 4, 2008 we accepted an offer from UBS AG (UBS), one of the broker-dealers for our municipal auction rate securities, that gives us the option to sell UBS a total of $145.9 million in municipal auction rate securities at par value at any time during a two-year period beginning June 30, 2010. The offer also gives UBS the discretion to buy any or all of these municipal auction rate securities from us at par value at any time. To date UBS has not purchased any of these securities from us. We continue to have counter-party risk associated with UBS.
Based on our expected operating cash flows and our other sources of cash, we do not believe that the reduction in liquidity of our municipal auction rate securities will have a material impact on our overall ability to meet our liquidity needs.
Statements of Cash Flows
The following table summarizes selected items from our statements of cash flows for the nine months ended April 30, 2009 and 2008. See the financial statements in Part I, Item 1 of this report for complete statements of cash flows for those periods.

	Nine Months Ended
	April 30,	April 30,	$	%
(In millions)	2009	2008	Change	Change

Cash provided by continuing operations	$877.9	$869.5	$8.4	1%
Net sales of available-for-sale debt securities	181.1	330.9	(149.8)	(45%)
Purchases of property and equipment	(148.4)	(217.3)	68.9	(32%)
Acquisitions of businesses and intangible assets	(12.8)	(262.8)	250.0	(95%)
Proceeds from the sale of businesses and assets	—	132.0	(132.0)	(100%)
Purchases of treasury stock	(200.3)	(800.0)	599.7	(75%)
Net proceeds from issuance of common stock and release of restricted stock units under employee stock plans	111.1	149.2	(38.1)	(26%)

Operating Activities
During the first nine months of fiscal 2009 we generated $877.9 million in cash from our continuing operations. This included net income of $517.7 million, and adjustments of $189.1 million for depreciation and amortization and $93.6 million for share-based compensation expense. Included in income taxes payable at April 30, 2009 is approximately $200 million in income taxes that we expect to pay during the fourth quarter of fiscal 2009.
During the first nine months of fiscal 2008 we generated $869.5 million in cash from our continuing operations. This included net income of $538.6 million, and adjustments of $157.2 million for depreciation and amortization and $86.3 million for share-based compensation expense.
Investing Activities
We generated $25.4 million from investing activities during the first nine months of fiscal 2009. Net sales of investments totaled $181.1 million and more than offset capital expenditures of $148.4 million.
We used $19.3 million for investing activities during the first nine months of fiscal 2008, including $262.8 million in cash for acquisitions of businesses (primarily Homestead and ECHO) and $217.3 million in cash for capital expenditures, partially offset by the receipt of $330.9 million in cash from the net sale of investments and $132.0 million from the sales of our Intuit Distribution Management Solutions business and certain outsourced payroll assets.
During fiscal 2008 and 2009 we invested in a new data center and expanded office capacity to support the expected growth in our business. The data center was placed into service in April 2009. We expect our capital expenditures to decrease from approximately $300 million in fiscal 2008 to approximately $200 million in fiscal 2009.
Financing Activities
We used $84.4 million in cash for financing activities during the first nine months of fiscal 2009, including $200.3 million for the repurchase of common stock under our stock repurchase programs partially offset by the receipt of $111.1 million in cash from the issuance of common stock under employee stock plans. We repurchased no common stock during the third quarter of fiscal 2009.
We used $636.1 million in cash for financing activities during the first nine months of fiscal 2008, including $800.0 million for the repurchase of common stock under our stock repurchase programs partially offset by the receipt of $149.2 million in cash from the issuance of common stock under employee stock plans.
Stock Repurchase Programs
Our Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. We repurchased no shares under these programs during the third quarter of fiscal 2009. During the first nine months of fiscal 2009 we repurchased 7.4 million shares of our common stock for $200.3 million under our stock repurchase programs. We repurchased 10.8 million and 27.2 million shares of our common stock for $300.0 million and $800.0 million under these programs during the third quarter and first nine months of fiscal 2008. At April 30, 2009, we had authorization from our Board of Directors to expend up to an additional $400 million for stock repurchases through May 15, 2011.
Unsecured Revolving Credit Facility
On March 22, 2007 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on March 22, 2012. Advances under the credit facility will accrue interest at rates that are equal to, at our election, either Citibank’s base rate or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.18% to 0.575% based on our senior debt credit ratings. The applicable interest rate will be increased by 0.05% for any period in which the total principal amount of advances and letters of credit under the credit facility exceeds $250 million. The agreement includes covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 and a ratio of annual EBITDA to interest payable of not less than 3.00 to 1.00. We were in compliance with these covenants at April 30, 2009. We may use amounts borrowed under this credit facility for general corporate purposes or for future acquisitions or expansion of our business. To date we have not borrowed under the credit facility. We currently believe that the credit facility will be available to us should we choose to borrow under it.
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
Off-Balance Sheet Arrangements
At April 30, 2009, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2008. Except as discussed below, there have been no significant changes in those obligations during the nine months ended April 30, 2009.
Commitment for Interest Payments on Senior Notes
On March 12, 2007 we issued $500 million of 5.40% senior unsecured notes due on March 15, 2012 and $500 million of 5.75% senior unsecured notes due on March 15, 2017 (together, the Notes). The Notes are redeemable by Intuit at any time, subject to a make-whole premium. Interest is payable semiannually on March 15 and September 15. At April 30, 2009, our maximum commitment for interest payments under the Notes was $310.5 million.
Commitment for Licensed Technology
On May 14, 2009, we entered into an agreement to license certain technology for total consideration of $120 million payable over the next ten fiscal years. See Note 12 to the financial statements in Part I, Item 1 of this report for more information.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements and the potential impact of these pronouncements on our financial position, results of operations and cash flows, see Note 1 to the financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
See Note 2 to the financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of the cost and fair value of our investments by type of issue. See Note 8 to the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” in Part I, Item 2 for a description of market events that have affected the liquidity of certain municipal auction rate securities that we held at April 30, 2009.
Interest Rate Risk
Our cash equivalents and investments are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents and investments and the fair value of those investments. Should the Federal Reserve Target Rate increase by 25 basis points from the level of April 30, 2009, the value of our investments would decrease by approximately $0.6 million. Should the Federal Reserve Target Rate increase by 100 basis points from the level of April 30, 2009, the value of our investments would decrease by approximately $2.2 million.
We are also exposed to the impact of changes in interest rates as they affect our $500 million revolving credit facility. Advances under the credit facility accrue interest at rates that are equal to Citibank’s base rate or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.18% to 0.575% based on our senior debt credit ratings. Consequently, our interest expense would fluctuate with changes in the general level of these interest rates if we were to borrow any amounts under the credit facility. At April 30, 2009, no amounts were outstanding under the credit facility.
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
Since we translate foreign currencies (primarily Canadian dollars, British pounds and Indian rupees) into U.S. dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations on our financial results has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant because our international subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of April 30, 2009, we did not engage in foreign currency hedging activities.

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

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
We repurchased no shares of our common stock under our stock repurchase programs during the three months ended April 30, 2009. At April 30, 2009, we had authorization from our Board of Directors to expend up to an additional $400 million for stock repurchases through May 15, 2011.

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

INTUIT INC. (Registrant)
Date: May 29, 2009	By:	/s/ R. NEIL WILLIAMS
R. Neil Williams
Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Filed	Incorporated
Number	Exhibit Description	Herewith	by Reference

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01	Section 1350 Certification (Chief Executive Officer)	X

32.02	Section 1350 Certification (Chief Financial Officer)	X