Form 10-K
period 2009-07-31
INTUIT INC
filed 2009-09-15
CIK 896878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended July 31, 2009
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of Intuit Inc. outstanding common stock held by non-affiliates of Intuit as of January 30, 2009, the last business day of our most recently completed second fiscal quarter, based on the closing price of $22.65 reported by the NASDAQ Global Select Market on that date, was $6.8 billion.
There were 321,936,540 shares of Intuit voting common stock outstanding as of August 31, 2009.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on December 15, 2009 are incorporated by reference in Parts II and III of this Annual Report on Form 10-K.

INTUIT INC.
FISCAL 2009 FORM 10-K
Intuit, the Intuit logo, QuickBooks, TurboTax, Lacerte, ProSeries, Digital Insight, and Quicken, among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners.

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Please see the section entitled “Forward-Looking Statements and Risk Factors” in Item 1A of this Report for important information to consider when evaluating these statements.
PART I
ITEM 1
BUSINESS
CORPORATE BACKGROUND
General
Intuit Inc. is a leading provider of business and financial management solutions for small and medium-sized businesses, consumers, accounting professionals and financial institutions. Our flagship products and services, including QuickBooks, Quicken and TurboTax, simplify small business management and payroll processing, personal finance, and tax preparation and filing. ProSeries and Lacerte are Intuit’s leading tax preparation offerings for professional accountants. Our financial institutions division, anchored by Digital Insight, provides online banking services that help banks and credit unions serve consumers and businesses with innovative solutions.
We had revenue of $3.2 billion in our fiscal year ended July 31, 2009, and had approximately 7,800 employees in major offices in the United States, Canada, India, the United Kingdom and other locations as of that date.
Intuit was incorporated in California in March 1984. We reincorporated in Delaware and completed our initial public offering in March 1993. Our principal executive offices are located at 2700 Coast Avenue, Mountain View, California, 94043, and our main telephone number is 650-944-6000. Our corporate Web site, www.intuit.com, provides materials for investors and information relating to Intuit’s corporate governance. The content on any Web site referred to in this filing is not incorporated by reference into this filing unless expressly noted otherwise. When we refer to “we,” “our” or “Intuit” in this Annual Report on Form 10-K, we mean the current Delaware corporation (Intuit Inc.) and its California predecessor, as well as all of our consolidated subsidiaries.
Available Information
We file reports required of public companies with the Securities and Exchange Commission (SEC). These include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports, and amendments to these reports. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 202-551-8090. The SEC also maintains a Web site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We make available free of charge on the Investor Relations section of our corporate Web site all of the reports we file with the SEC as soon as reasonably practicable after the reports are filed. Copies of Intuit’s fiscal 2009 Annual Report on Form 10-K may also be obtained without charge by contacting Investor Relations, Intuit Inc., P.O. Box 7850, Mountain View, California 94039-7850 or by calling 650-944-6000.
BUSINESS OVERVIEW
Intuit’s Mission
We seek to be a premier innovative growth company that empowers individuals and businesses to achieve their dreams.
Our customers include small and medium-sized businesses, consumers, accounting professionals and financial institutions. We help them solve important business and financial management problems, such as running a small business, paying bills and income taxes, or balancing a checkbook. We believe our innovative products and services simplify the lives of millions, while helping them save and make money.
Emerging technology and market trends are changing the way people live and work, and the way we help customers. We’re connecting those customers to our solutions and with each other in ways that add more value to our products and services. And we’re taking a global view as well, creating solutions for customers whose personal and professional lives often transcend geographic borders.
Our Business Portfolio
We organize our portfolio of businesses into four principal categories — Small Business Group, Tax, Financial Institutions and Other Businesses. These categories include seven financial reporting segments.
Small Business Group: This category includes three segments — Financial Management Solutions, formerly known as QuickBooks; Employee Management Solutions, formerly known as Payroll; and Payments Solutions, formerly known as Payments.
•	Our Financial Management Solutions segment includes QuickBooks financial and business management software and services, technical support, financial supplies, and Web site design and hosting services for small and medium-sized businesses.

•	Our Employee Management Solutions segment provides payroll products and services for small businesses.

•	Our Payments Solutions segment provides merchant services for small businesses, including credit and debit card processing, electronic check conversion and automated clearing house services.
Tax: This category includes two segments — Consumer Tax and Accounting Professionals.
•	Our Consumer Tax segment includes TurboTax income tax preparation products and services for consumers and small businesses.

•	Our Accounting Professionals segment includes Lacerte and ProSeries professional tax products and services. This segment also includes QuickBooks Premier Accountant Edition and the QuickBooks ProAdvisor Program for accounting professionals.
Financial Institutions: This segment consists primarily of outsourced online services for banks and credit unions provided by our Digital Insight business. It includes our online banking and bill-pay services as well as our Personal FinanceWorks and Small Business FinanceWorks offerings, which provide comprehensive online financial management solutions for consumers and small businesses.
Other Businesses: This segment includes Quicken personal finance products and services, Intuit Real Estate Solutions, and our businesses in Canada and the United Kingdom.
Our Growth Strategy
Our core growth strategy remains unchanged: To be in growth businesses, high-profit businesses and attractive new markets with large unmet or underserved needs that we can solve well.
We adapt our approach to meet changing demographics, technology and market trends. Our Connected Services strategy, announced in fiscal year 2008, reflects a world where people and businesses are increasingly connected, whether through desktop, laptop or handheld devices. With this expanded connectivity, people expect access to services any time, any place. By implementing this strategy, we intend to create customer delight by offering easy-to-use connected services that solve customers’ problems while building durable competitive advantage.
Nearly 50 million people use our QuickBooks, payroll, payments, TurboTax, Digital Insight and Quicken products and services. This positions us to succeed by connecting these people to our services and to each other. We do this in three different ways:
•	Connecting customers directly to our online services: We host services such as QuickBooks Online, online payroll services for small businesses, Web site services for small businesses, TurboTax Online, and online banking services for financial institutions. Sometimes referred to as Software as a Service, or SaaS, these offerings are designed to deliver clear benefits and value to customers.

•	Connecting our services to our software: We offer services, such as small business payroll and merchant services, that can be connected with software, such as QuickBooks. This can create powerful solutions that we believe give us a competitive advantage.

•	Connecting people to people: We are increasingly using our products as a platform to connect people to each other and to us, allowing them to share information and solve problems together. For example, our TurboTax Live Community allows participants to submit and answer each other’s questions while preparing their income tax returns.

We have made significant progress in this connected services environment. More than 56% of our $3.2 billion in fiscal 2009 revenue came from connected services.
To compete in this connected world, our strategy is to take advantage of three emerging technology and market trends:
•	Social: Linked to businesses and each other in a connected world, people shape product development, share their expertise and influence opinion like never before. Customers can share advice with each other by using the online forums available in each of our major products. In a social world, people connect and contribute to our product offerings.

•	Mobile: As technology moves from the desktop to the palmtop, we are focusing on mobile services that deliver “in the pocket” — any place at any time that’s convenient for customers. For example, Intuit GoPayment helps small businesses improve sales and cash flow by accepting credit card payments on their mobile phones.

•	Global: As geographic borders become less important to businesses, we are working to help customers take advantage of a global marketplace and find new customers in new markets.
Summary
As our strategy evolves, we remain committed to developing innovative products and services that are so convenient and easy to use that customers actively recommend them to others. We call these customers promoters — people who create positive word-of-mouth by promoting our brand to others. For more than 25 years we’ve worked to solve their important business and financial management problems. Looking ahead, we will also work to help them solve each other’s problems, connecting people to people and to solutions.
PRODUCTS AND SERVICES
We offer our products and services in the seven business segments described in “Business Overview” above. The following table shows the classes of similar products or services that accounted for 10% or more of total net revenue in fiscal 2009, 2008 and 2007.

	Fiscal	Fiscal	Fiscal
	2009	2008	2007

Financial Management Solutions (QuickBooks)	18%	19%	20%
Employee Management Solutions (Payroll)	12%	11%	13%
Consumer Tax	31%	30%	30%
Accounting Professionals	11%	11%	12%
Financial Institutions	10%	10%	6%

Our products and services are sold mainly in the United States and are described below. International total net revenue was less than 5% of consolidated total net revenue for fiscal 2009, 2008 and 2007. For financial information about these segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Note 15 to the financial statements in Item 8.
Financial Management Solutions (formerly known as QuickBooks)
QuickBooks Software. Our QuickBooks product line brings bookkeeping capabilities and business management tools to small and medium-sized business users in an easy-to-use design that does not require them to be familiar with debit and credit accounting. We offer a range of products to suit the needs of different types of businesses. Our desktop software products include QuickBooks Simple Start, which provides accounting functionality suitable for very small, less complex businesses and is offered in both free and paid versions; QuickBooks Pro and QuickBooks Pro for Mac, which provide accounting functionality suitable for slightly larger businesses; QuickBooks Premier, which provides small businesses with advanced accounting functionality and business planning tools; and QuickBooks Enterprise Solutions, designed for larger businesses. Our Premier and Enterprise products also come in a range of industry-specific editions, including Manufacturing, Wholesale and Distribution, Retail, Non-Profit, Contractors, and Professional Services. In addition, we offer a Web-based version of QuickBooks called QuickBooks Online that is suitable for multiple users working in various locations and offered in both free and paid versions.
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
Financial Supplies. We offer a range of financial supplies designed for small businesses and individuals that use QuickBooks and Quicken. These include paper checks, envelopes, invoices and deposit slips. In addition, we offer business identity services that include business cards and stationery. We also offer tax forms, tax return presentation folders and other supplies for professional tax preparers. Our customers can personalize many products to incorporate their logos and use a variety of color, font and design options.
QuickBase. Our QuickBase offering is a Software as a Service (SaaS) platform based on a robust database that allows business users to select ready-made online workgroup applications or create custom solutions for their businesses. The most common solutions include project collaboration, sales team management and employee management. QuickBase customers pay a monthly or annual subscription fee that varies based on the number of users and the amount of data and file storage they need.
Intuit Developer Network. The Intuit Developer Network is an initiative that encourages third-party software developers to build applications that exchange data with QuickBooks and other Intuit products by giving them access to certain application programming interfaces. The Intuit Developer Network has launched the Intuit Partner Platform, which allows developers to sell online applications to Intuit’s customers. Developers can choose to build on Intuit’s platform or any platform they choose, but all applications must integrate with the platform in specific ways. Developers who register with the Intuit Developer Network have access to the latest QuickBooks software development kit, the Intuit Partner Platform, QuickBooks software downloads, and member benefits such as marketing tools, developer forums and one-on-one engineering support. At the end of fiscal 2009, approximately 325 third-party applications were available for QuickBooks and other Intuit products at www.marketplace.intuit.com.
Employee Management Solutions (formerly known as Payroll)
QuickBooks Payroll is a family of products sold on a subscription basis to small businesses that use QuickBooks and prepare their own payroll or want some assistance with preparing their payroll. It is also sold to accountants who use QuickBooks and help their clients manage their payrolls. The product family includes QuickBooks Basic Payroll, which provides payroll tax tables and payroll reports; QuickBooks Enhanced Payroll, which provides payroll tax tables, payroll reports, federal and state payroll tax forms, workers’ compensation tracking, and eFile & Pay for federal and state payroll taxes; QuickBooks Enhanced Payroll for Accountants, which has several accountant-specific features in addition to the features in QuickBooks Enhanced Payroll; and QuickBooks Online Payroll, for use with QuickBooks Online. We also offer QuickBooks Assisted Payroll, through which we provide the back-end aspects of payroll processing, including tax payments and filings, for customers who process their payrolls using QuickBooks. Direct deposit is available with each of these offerings for an additional fee. Intuit Online Payroll provides small business payroll services on a subscription basis that do not require customers to use QuickBooks. This offering includes online payroll tax calculation, payroll reports, direct deposit, electronic payment of federal and state payroll taxes, and federal and state payroll tax forms. In July 2009 we acquired PayCycle, Inc., a provider of online payroll services to small businesses that we plan to integrate with our existing payroll offerings during fiscal 2010.

Payments Solutions
Merchant Services. We offer a full range of merchant services to small businesses that include credit card, debit card, electronic benefits, and gift card processing services; check verification, check guarantee, and electronic check conversion, including automated clearing house (ACH) and Check21 capabilities; and Web-based transaction processing services for online merchants. In addition to transaction processing services, we provide a full range of support for our clients that includes customer service, merchant and consumer collections, chargeback and retrieval support, and fraud and loss prevention screening.
QuickBooks Point of Sale Solutions. In fiscal 2009 we transferred our Point of Sale offerings from our Financial Management Solutions segment to our Payments Solutions segment to align this product group more closely with the customers they serve. We offer Basic, Pro and Multi-Store versions of QuickBooks Point of Sale, which help retailers process sales using barcodes, track inventory and customer purchases, and integrate with QuickBooks. We also offer Cash Register Plus, an entry level product for small retail businesses that helps them manage detailed sales data, track customers, and manage daily tasks more efficiently. We sell these software products with or without the accompanying hardware.
Consumer Tax
Our TurboTax products and services are designed to enable individuals and small business owners to prepare and file their own federal and state personal and small business income tax returns quickly and accurately. They are designed to be easy to use, yet sophisticated enough for complex tax returns.
Tax Return Preparation Offerings. For the 2008 tax season we offered a range of software products and services that included desktop and online versions of TurboTax Basic, for simple returns; TurboTax Deluxe, for taxpayers who itemize deductions; TurboTax Premier, for taxpayers who own investments or rental property; and TurboTax Home and Business, for small business owners. We also offered TurboTax Business desktop software for larger businesses and TurboTax Free Edition online for the simplest returns. These offerings are subject to change for the 2009 tax season. TurboTax Live Community is an online forum where participants can learn from and share information with other users while preparing their income tax returns.
Electronic Filing and Other Services. Through our electronic filing center, our desktop and online tax preparation customers can electronically file their federal income tax returns, as well as state returns in all states that support electronic filing. For the 2008 tax year our online tax services were offered through the Web sites of nearly 2,800 financial institutions, electronic retailers and other merchants.
Intuit Tax Freedom Project. Under the Intuit Tax Freedom Project, we provide online federal and state income tax return preparation and electronic filing services at no charge to eligible taxpayers. In fiscal 2009 we provided approximately 1.4 million free federal returns under this initiative. We are a member of the Free File Alliance, a consortium of private sector companies that has entered into an agreement with the federal government to provide free online federal tax preparation and filing services to eligible taxpayers. See also “Competition — Consumer Tax” later in this Item 1.
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
Financial Institutions
Our Digital Insight business provides outsourced online banking offerings that are hosted in our data centers and delivered as on-demand services to small and medium-sized financial institutions. No single financial institution accounted for more than 10% of this segment’s total net revenue in fiscal 2009, 2008 or 2007.
Consumer Banking. We offer Internet banking services that financial institutions make available to their retail customers. These services include the ability to view transaction history, account balances, check images and statements; funds transfer between accounts; inter-institutional transfers; bill payment and bill presentment; and Personal FinanceWorks, our comprehensive online personal financial management solution.
Business Banking. We also offer Internet banking services that financial institutions make available to their business customers. These services include features similar to those of our consumer offering as well as lockbox reporting; payroll direct deposit; wire and inter-account fund transfers; account reconciliations; foreign exchange trade; and Small Business FinanceWorks, our comprehensive online business financial management solution.
Other Businesses
Quicken. Our Quicken line of desktop software products helps users organize, understand and manage their personal finances. Quicken allows customers to reconcile bank accounts, pay bills, record credit card and other transactions, and track investments, mortgages and other assets and liabilities. Quicken also allows customers to flag their tax-related financial transactions and download that information into our TurboTax consumer tax return preparation software. We offer Quicken Starter Edition and Quicken Deluxe as well as Quicken Premier, which offers more robust investment and tax planning tools; Quicken Home and Business, which allows customers to manage both personal and small business finances in one application; and Quicken for Mac. We also offer Quicken Online, which brings customer bank account, credit card and bill payment information together on the Internet under a single password, and Quicken Mobile, which allows Quicken customers with iPhones to manage their personal finances through their iPhones.
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
PRODUCT DEVELOPMENT
Since the markets for software and related services are characterized by rapid technological change, shifting customer needs and frequent new product introductions and enhancements, a continuous high level of investment is required to innovate and quickly develop new products and services as well as enhance existing offerings. Our product development efforts are becoming more important than ever as we pursue our Connected Services strategy, which reflects a world where people and businesses are increasingly connected by technology and expect access to services at any time in any place.

We develop the majority of our products and services internally. We have a number of United States patents and pending applications that relate to various aspects of our products and technology. We also supplement our internal development efforts by acquiring or licensing products and technology from third parties, and establishing other relationships that enable us to enhance or expand our offerings more rapidly. We expect to expand our third party technology relationships as we continue to pursue our Connected Services strategy.
Our traditional core desktop software products – QuickBooks, TurboTax, Lacerte, ProSeries and Quicken — tend to have predictable annual development and product release cycles. We also develop innovative new offerings such as Intuit GoPayment and Quicken Mobile for which development cycles can be more rapid. Developing consumer and professional tax software and services presents unique challenges because of the demanding development cycle required to accurately incorporate tax law and tax form changes within a rigid timetable. The development timing for our payroll, merchant services, and financial institutions offerings varies with business needs and regulatory requirements and the length of the development cycle depends on the scope and complexity of each particular project.
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
We continue to make substantial investments in research and development, and we expect to focus our future research and development efforts on enhancing existing products and services and on developing new products and services that will offer increased ease of use, be customized for specific customer categories, be Web-integrated or Web-based, and feature improved integration with other Intuit and third party products and services and with our internal information systems. We also expect to continue to focus significant research and development efforts on ongoing projects to update the technology platforms for several of our products. Our research and development expenses were $566.2 million or 18% of total net revenue in fiscal 2009, $605.8 million or 20% of total net revenue in fiscal 2008, and $472.5 million or 17% of total net revenue in fiscal 2007.
SEASONALITY
Our QuickBooks, Consumer Tax and Accounting Professionals offerings are highly seasonal. Some of our other offerings are also seasonal, but to a lesser extent. Revenue from our QuickBooks software products tends to be highest during our second and third fiscal quarters. Sales of income tax preparation products and services are heavily concentrated in the period from November through April. In our Consumer Tax business, a greater proportion of our revenue has been occurring later in this seasonal period due in part to the growth in sales of TurboTax Online, for which revenue is recognized upon printing or electronic filing of a tax return. The seasonality of our Consumer Tax and Accounting Professionals revenue is also affected by the timing of the availability of tax forms from taxing agencies and the ability of those agencies to receive electronic tax return submissions. Delays in the availability of tax forms or the ability of taxing agencies to receive submissions can cause revenue to shift from our second fiscal quarter to our third fiscal quarter. These seasonal patterns mean that our total net revenue is usually highest during our second quarter ending January 31 and third quarter ending April 30. We typically report losses in our first quarter ending October 31 and fourth quarter ending July 31, when revenue from our tax businesses is minimal while operating expenses continue at relatively consistent levels. In addition, the timing and composition of new customer offerings that include both product and service elements can materially shift revenue between quarters. We believe the seasonality of our revenue is likely to continue in the future.

MARKETING, SALES AND DISTRIBUTION CHANNELS
Markets
Our primary target customers are small and medium-sized businesses, consumers, accounting professionals, and small and medium-sized financial institutions. The markets in which we compete have always been characterized by rapid technological change, shifting customer needs, and frequent new product introductions and enhancements by competitors. Over the past several years, the widespread availability of the Internet has accelerated the pace of change and revolutionized the way that customers learn about and purchase products and services. Real-time, personalized online shopping experiences are rapidly becoming the standard. In addition, many customers now begin their shopping process in one channel and ultimately make their purchase in a different channel. This drives the need to create integrated multi-channel shop and buy experiences. Market and industry changes are quickly rendering existing products and services obsolete, so our success depends on our ability to respond rapidly to these changes with new business models, updated competitive strategies, new or enhanced products and services, alternative distribution methods and other changes in the way we do business.
Our target customers for online banking services are small and medium-sized financial institutions seeking an outsourced solution that allows them to compete with the larger national banks in their market. We also provide online financial management solutions to financial institution customers of core processors.
Marketing Programs
To sell our products and services to small and medium-sized businesses, consumers and accounting professionals, we use a variety of marketing programs to generate software orders, stimulate demand and generally maintain and increase customer awareness of our products and services. These programs include Web marketing, including purchasing key words from major search engine companies; direct-response mail and email campaigns; telephone solicitations; newspaper, magazine, billboard, radio and television advertising; and promotional offers that we coordinate with major retailers. We also use workflow-integrated in-product discovery in some of our software products to market other related products and services, including third-party products and services. In our Financial Institutions business, our marketing efforts are primarily focused on identifying potential financial institution clients and marketing our services to consumer and small business end users in cooperation with our financial institution clients.
Sales and Distribution Channels
Multi-Channel Shop and Buy Experiences. Our consumer and small and medium-sized business customers increasingly use the Internet to research both online and desktop products and services. Some customers buy and use our products and services entirely online. Others purchase desktop products and services using the Internet. Still others prefer to make their final decision at a retail location. We coordinate our Web sites, promotions and retail displays in support of this integrated multi-channel shop and buy model.
Direct Sales Channel. We sell many of our products and services for small and medium-sized businesses, consumers and accounting professionals directly to our customers through our Web sites and call centers. Telesales continues to be an effective channel for serving customers that want live help selecting the products and services that are right for their needs.
In our Financial Institutions business, we sell our products and services to financial institutions using a direct sales model and, to a lesser but increasing extent, in cooperation with core processing partners. Our typical sales cycle is approximately six to twelve months for new financial institutions and four to six months for add-on sales to existing customers.
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
Other Channels. We have strategies to address the alliance partner, solution provider and personal computer hardware manufacturer channels. Revenue from these channels is currently less significant than revenue from our direct and retail channels, but it is growing. We sell our consumer and small business products and services through selected alliance partners, primarily banks, credit unions, and securities and investment firms. These alliance partners help us reach new customers at the point of transaction and drive growth and market share by extending our online reach. Solution providers combine our products and services with value-added marketing, sales and technical expertise to deliver a complete solution at the local level. Relationships with selected personal computer hardware manufacturers help us attract new customers for our core software offerings.
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
COMPETITION
Overview
We face intense competition in all of our businesses, both domestically and internationally. Competitive interest and expertise in many of the markets we serve, particularly small business, consumer tax and online banking, have grown markedly over the past few years and we expect this trend to continue. Some of our existing competitors have significantly greater financial, technical and marketing resources than we do. In addition, the competitive landscape can shift rapidly as new companies enter markets in which we compete. This is particularly true for online products and services, where the barriers to entry are lower than they are for desktop software products and services. To attract customers, many online competitors are offering free or low-priced entry-level products which we must take into account in our pricing strategies.
Our most obvious competition comes from other companies that offer technology solutions similar to ours. However, for many of our products and services, other important competitive alternatives for customers are third party service providers such as professional accountants and seasonal assisted tax preparation businesses. Manual tools and processes, or general-purpose software, are also important competitive alternatives. Many of our new customers previously used pencil and paper or software such as word processors and spreadsheets, rather than competitors’ software and services, to perform financial tasks. We believe that there is a long-term trend away from manual methods and toward the use of both desktop and online software to accomplish these tasks that will continue to provide growth opportunities.
Competition Specific to Business Segments
Small Business Group. Our QuickBooks desktop product is the leading small business financial management software at retail. Our small business products and services face competitive challenges from companies such as NetSuite Inc. and The Sage Group plc, that offer software and associated services that directly target small business customers. Increasingly, our small business products and services also face competition from free or low cost online accounting offerings as well as free online banking and bill payment services offered by financial institutions and others. In our payroll business we compete directly with Automatic Data Processing, Inc. (ADP), Paychex and many other companies with payroll offerings. In our merchant services business we also compete directly with large financial institutions such as Wells Fargo, JP Morgan Chase and Bank of America and with many independent sales organizations, including First Data Corporation, Elavon, Global Payments and FIS-Certegy.
Consumer Tax. In the private sector we face intense competition from H&R Block, which provides assisted tax preparation services in its stores and a competing software offering called TaxCut, and from several other tax preparation service providers and online offerings, including 2nd Story Software’s TaxACT. These competing offerings subject us to significant price pressure.

We also face competitive challenges in our Consumer Tax business from publicly funded government entities that offer electronic tax preparation and filing services at no cost to individual taxpayers. We are a member of the Free File Alliance, a consortium of private sector companies that has entered into an agreement with the federal government. Under this agreement, the member companies provide online federal tax preparation and filing services at no cost to eligible federal taxpayers, and the federal government has agreed not to provide a competing service. Approximately 20 states have also adopted Free File Alliance public-private agreements while approximately 20 other states offer some form of direct government tax preparation and filing services free to qualified taxpayers. We continue to actively work with others in the private and public sectors to advance the goals of the Free File Alliance policy initiative and to support successful public-private partnerships. However, future administrative, regulatory or legislative activity in this area could harm our Consumer Tax business.
Accounting Professionals. Our ProSeries professional tax offerings face competition from CCH’s ATX and TaxWise offerings. Our Lacerte professional tax offerings face competition from competitively-priced tax and accounting solutions that include integration with non-tax functionality. These include CCH’s ProSystems fx Office Suite and Thomson Reuters’ CS Professional Suite and GoSystems Tax. We also face growing competition from online tax and accounting offerings, which may be marketed more effectively or have lower pricing than our offerings for accounting professionals.
Financial Institutions. The market for Internet banking services is highly competitive. In the area of consumer Internet banking, a number of companies offer outsourced online banking services to financial institutions, including: Online Resources, S1 Corporation and FundsXpress (a subsidiary of First Data Corporation). In addition, several companies whose primary offerings are core processing or bill payment processing services also provide online banking services. These companies include Fiserv, Inc., Open Solutions, Inc., Fidelity Information Services, Inc., Jack Henry and Metavante Corporation. In addition, many of these firms offer our products through a referral or reseller arrangement with us. We also compete for new customers with relatively recent entrants into the online financial management solutions market. As we negotiate service contract renewals with current customers, competitive pressures may require us to make concessions on pricing and other material terms to convince these customers to remain with us.
Competitive Factors
We believe the most important competitive factors for our core software products — QuickBooks, TurboTax, Lacerte, ProSeries and Quicken – are ease of use, product features, size of the installed customer base, brand name recognition, value proposition, cost, and product and support quality. Access to distribution channels is also important for our QuickBooks, TurboTax and Quicken products. In addition, support from accounting professionals and the ability for customers to upgrade within product families as their businesses grow are significant competitive factors for our QuickBooks products. Productivity is also an important competitive factor for the full-service accounting firms to which we market our Lacerte products. We believe we compete effectively on these factors as our QuickBooks, TurboTax, and Quicken products are the leading products in the retail sales channel for their respective categories.
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

We offer free self-help information through our technical support Web sites for our QuickBooks, TurboTax, Accounting Professionals and Quicken software products. Customers use our Web sites to find answers to commonly asked questions and check on the status of orders. Under certain support plans, customers can also use our Web sites to receive product updates electronically. Support alternatives and fees vary by product. We also sponsor online user communities, such as Intuit Community for small businesses and accounting professionals and TurboTax Live Community, where customers can share knowledge and product advice with each other.
MANUFACTURING AND DISTRIBUTION
Desktop Software and Supplies
The main steps involved in manufacturing desktop software are manufacturing compact discs (CDs), printing boxes and related materials, and assembling and shipping the final products.
For retail manufacturing, we have an agreement with Arvato Digital Services, Inc. (ADiS), a division of Bertelsmann AG, under which ADiS provides a majority of the manufacturing volume for our launches of QuickBooks, TurboTax and Quicken, as well as for day-to-day replenishment after product launches. ADiS has operations in multiple locations that can provide redundancy if necessary. We also have an agreement with JVC America Inc. under which JVC provides secondary outsourced manufacturing volume for these launches and for day-to-day replenishment.
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
Internet-Based Products and Services
Intuit’s data centers house most of the systems, networks and databases required to operate and deliver our Internet-based products and services. These include QuickBooks Online, online payroll services, merchant payment processing services, Web site hosting services for small businesses, TurboTax Online, consumer and professional electronic tax filing services, Digital Insight outsourced online banking services, and Quicken Online. Through our data centers, we connect customers to our products and services and store customer and business information. As our businesses continue to move toward delivering more online products and services in conjunction with our Connected Services strategy, our infrastructure will become even more critical in the future. Currently we have a number of data centers primarily located in the western United States. Over time we expect to transition to fewer data centers in more geographically diverse locations. In fiscal 2008 and 2009 we built a new data center in Washington state that we began occupying in the second half of fiscal 2009. We expect this data center to support the hosting and high availability requirements of many of our existing and future connected services offerings.

PRIVACY AND SECURITY OF CUSTOMER INFORMATION AND TRANSACTIONS
We are subject to various federal, state and international laws and regulations and to financial institution requirements relating to the privacy and security of customer and employee personal information. We are also subject to laws and regulations that apply to the Internet, behavioral tracking, telemarketing, email activities and credit reporting. Additional laws in all of these areas are likely to be passed in the future, which could result in significant limitations on or changes to the ways in which we can collect, use, store or transmit the personal information of our customers or employees, communicate with our customers, and deliver products and services, or may significantly increase our compliance costs. If our business expands to new industry segments and new uses of data that are regulated for privacy and security, or to countries outside the United States that have strict data protections laws, our compliance requirements and costs will increase.
Through a Master Privacy Policy Framework designed to be consistent with globally recognized privacy principles, we comply with United States federal and other country guidelines and practices to help ensure that customers and employees are aware of, and can control, how we use information about them. Our primary Web sites, such as QuickBooks.com and TurboTax.com, have been certified by TRUSTe, an independent organization that operates a Web site privacy certification program representing industry standard practices to address users’ and regulators’ concerns about online privacy. We also use privacy statements to provide notice to customers of our privacy practices, as well as provide them the opportunity to furnish instructions with respect to use of their personal information. We participate in industry groups whose purpose is to influence public policy and industry best practices for privacy and security.
To address security concerns, we use security safeguards to help protect the systems and the information customers give to us from loss, misuse and unauthorized alteration. Whenever customers transmit sensitive information, such as a credit card number or tax return data, to us through one of our Web sites we use industry standards to encrypt the data as it is transmitted to us. We work to protect our systems from unauthorized internal or external access using numerous commercially available computer security products as well as internally developed security procedures and practices.
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
Our Consumer Tax and Accounting Professionals businesses are also subject to federal and state government requirements, including regulations related to the electronic filing of tax returns, the provision of tax preparer assistance and the use and disclosure of customer information. In addition, we offer certain other products and services, such as small business payroll, which are subject to special regulatory requirements. As we expand our financial institutions, tax and small business products and services, we may become subject to additional government regulation. New laws or regulations may be adopted in these areas that could impose significant limitations on our business and increase our cost of compliance. We continually analyze new business opportunities, both domestically and internationally, and new businesses that we pursue may require additional costs for regulatory compliance.

We are subject to federal and state laws and government regulations concerning employee safety and health and environmental matters. The Occupational Safety and Health Administration, the Environmental Protection Agency, and other federal and state agencies have the authority to put regulations in place that may have an impact on our operations.
INTELLECTUAL PROPERTY
Our success depends on our proprietary technology embodied in our offerings. We protect this proprietary technology by relying on a variety of intellectual property mechanisms, including copyright, patent, trade secret and trademark laws, restrictions on disclosure and other methods. For example, we regularly file applications for patents, copyrights and trademarks and service marks in order to protect intellectual property that we believe is important to our business. We currently hold a small but growing patent portfolio. We also have a number of registered trademarks that include Intuit, QuickBooks, TurboTax, Lacerte, ProSeries, Digital Insight and Quicken. We have registered these and other trademarks and service marks in the United States and, depending on the relevance of each brand to other markets, in many foreign countries. Most registrations can be renewed perpetually at 10-year intervals. We also license intellectual property from third parties for use in our products.
Although our portfolio of patents is growing, the patents that have been issued to us could be determined to be invalid and may not be enforceable against competitive products in every jurisdiction. In addition, third parties have asserted and may, in the future, assert infringement claims against us. These claims and any litigation may result in invalidation of our proprietary rights or a finding of infringement against us along with an assessment of damages. Litigation, even if without merit, could result in substantial costs and diversion of resources and management attention. In addition, third party licenses may not continue to be available to us on commercially acceptable terms, or at all.
EMPLOYEES
As of July 31, 2009, we had approximately 7,800 employees in major offices in the United States, Canada, India, the United Kingdom and other locations. We believe our future success and growth will depend on our ability to attract and retain qualified employees in all areas of our business. We do not currently have any collective bargaining agreements with our employees, and we believe employee relations are generally good. Although we have employment-related agreements with a number of key employees, these agreements do not guarantee continued service. We believe we offer competitive compensation and a good working environment. We were named one of Fortune magazine’s “100 Best Companies to Work For” in each of the last eight years. However, we face intense competition for qualified employees, and we expect to face continuing challenges in recruiting and retention.

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
We face intense competitive pressures that may harm our operating results.
We face intense competition in all of our businesses, and we expect competition to remain intense in the future. The number, resources and sophistication of the companies with whom we compete have increased as we continue to expand our product and service offerings. Our competitors, whether new or well-established, may introduce superior products and services, reduce prices, gain better access to distribution channels, have greater technical, marketing and other resources, have greater name recognition, have larger installed bases of customers, have well-established relationships with our current and potential customers, advertise aggressively or beat us to market with new products and services. We also face intensified competition from providers of free online and desktop accounting, tax, banking and other financial services. In order to compete, we have also introduced free offerings in several categories, but we may not be able to attract customers or effectively monetize all of these offerings, and customers who have formerly paid for Intuit’s products and services may elect to use free offerings instead. These competitive factors may diminish our revenue and profitability, and harm our ability to acquire and retain customers.
Our consumer tax business faces significant competition from both the public and private sector. In the public sector we face the risk of federal and state taxing authorities developing software or other systems to facilitate tax return preparation and electronic filing at no charge to taxpayers. These or similar programs may be introduced or expanded in the future, which may cause us to lose customers and revenue. Although the Free File Alliance has kept the federal government from being a direct competitor to Intuit’s tax offerings, it has fostered additional online competition and may cause us to lose significant revenue opportunities. In addition, taxpayers who formerly have paid for Intuit’s products may elect to use Intuit’s or our competitors’ free federal service instead. The current agreement with the Free File Alliance is scheduled to expire in October 2009. Although we are in negotiations with the IRS and other members of the Free File Alliance to renew this agreement there is no guarantee an agreement will be reached prior to its termination. If the IRS chose not to renew this agreement or terminated the agreement and elected to provide government software and electronic filing services to taxpayers at no charge, or if the federal government significantly altered the Free File Alliance or required the provision of government tax filing services directly to taxpayers, our revenue and profits may suffer. See the discussion on the Free File Alliance in Item 1, “Business — Competition.” We anticipate that governmental encroachment may present a continued competitive threat to our business for the foreseeable future.
Future revenue growth depends upon our ability to adapt to technological change and successfully introduce new and enhanced products and services.
The Software as a Service (SaaS) and desktop software industries are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. As we continue to grow our SaaS and other offerings, we must continue to innovate and develop new products and features to meet changing customer needs and attract and retain talented software developers. We need to continue to develop our skills, tools and capabilities to capitalize on existing and emerging technologies. We are currently in the process of updating the software platforms related to a number of our offerings. If we experience prolonged delays or unforeseen difficulties in upgrading our systems and architecture, we may not be able to develop new offerings and enhancements that we need to remain competitive.
A number of our businesses also derive a significant amount of their revenue from one-time upfront license fees and rely on customer upgrades and service offerings to generate a significant portion of their revenues. In addition, our consumer and professional tax businesses depend significantly on revenue from customers who return each year to use our updated tax preparation and filing software and services. As our existing products mature, encouraging customers to purchase product upgrades becomes more challenging unless new product releases provide features and functionality that have meaningful incremental value. If we are not able to develop and clearly demonstrate the value of new or upgraded products or services to our customers, our revenues may be harmed.
In some cases, we may expend a significant amount of resources and management attention on products or services that do not ultimately succeed in their markets. We have encountered difficulty in launching new products and services in the past. If we misjudge customer needs in the future, our new products and services may not succeed and our revenues and earnings may be harmed.

As our product and service offerings become more complex our revenue streams may become less predictable.
Our expanding range of products and services, including services delivered online, generates more varied revenue streams than our traditional desktop software businesses, and the accounting policies that apply to revenue from our newer offerings are complex. For example, as we offer online services bundled with other products, we may be required to defer a higher percentage of our product revenue into future fiscal periods. In addition, as we offer more services on a subscription basis, we recognize revenue from those services over the periods in which the services are provided. This may result in significant shifts of revenue from quarter to quarter, or from one fiscal year to the next, and may make our revenues less predictable.
Business interruption or failure of our information technology and communication systems may impair the availability of our products and services, which may damage our reputation and harm our future financial results.
As we continue to grow our online services, we become more dependent on the continuing operation and availability of our information technology and communication systems and those of our external service providers. Any damage to or failure of our systems may result in interruptions in our service, which may reduce our revenues and profits, cause us to lose customers and damage our brand. In particular, any prolonged interruptions in our online tax preparation or electronic filing services, or in any electronic filing systems operating by the government, at any time during the tax season may result in lost customers, additional refunds of customer charges, negative publicity and increased operating costs, any of which may significantly harm our business, financial condition and results of operations. Although we have implemented practices designed to maintain the availability of our online products and services and mitigate the harm of any unplanned interruptions, we do not have complete redundancy for all of our systems, and our disaster recovery planning may not account for all eventualities. Despite our efforts to maintain continuous and reliable server operations, we occasionally experience unplanned outages or technical difficulties. Due to our evolving business needs, in fiscal 2008 and 2009 we built a new data center in Washington state to support our longer term hosting requirements. We began occupying this data center in the second half of fiscal 2009. If we do not execute the transition to the new data center in an effective manner, we may experience unplanned service disruptions or unforeseen increases in cost which may harm our operating results and our business. We do not maintain real-time back-up of all our data, and in the event of significant system disruption, particularly during peak tax filing season, we may experience loss of data or processing capabilities, which may cause us to lose customers and may materially harm our reputation and our operating results.
Our business operations, data centers, information technology and communications systems are vulnerable to damage or interruption from natural disasters, malicious attacks, fire, power loss, telecommunications failures, computer viruses, computer denial of service attacks, terrorist attacks and other events beyond our control. The majority of our research and development activities, our corporate headquarters, our principal information technology systems, and other critical business operations are located near major seismic faults. We do not carry earthquake insurance for direct quake-related losses. Our future financial results may be materially harmed in the event of a major earthquake or other natural or man-made disaster.
We rely on internal systems and external systems maintained by manufacturers, distributors and service providers to take and fulfill customer orders, handle customer service requests and host certain online activities. Any interruption or failure of our internal or external systems may prevent us or our service providers from accepting and fulfilling customer orders or cause company and customer data to be unintentionally disclosed. Our continuing efforts to upgrade and expand our network security and other information systems may be costly, and problems with the design or implementation of system enhancements may harm our business and our results of operations.
The recent global economic downturn may harm our business and financial condition.
The recent global economic downturn has caused disruptions and extreme volatility in global financial markets and increased rates of default and bankruptcy, and has impacted consumer and small business spending. These macroeconomic developments may continue to negatively affect our business and financial condition. Many customers may delay or reduce technology purchases. This may result in reductions in sales of our products, slower adoption of new technologies and upgrades to existing technologies and increased price competition. Decreased consumer spending levels may also reduce credit and debit card transaction processing volumes causing reductions in our payments revenue. Weakness in the end-user market may negatively affect the cash flow of our distributors and resellers who may, in turn, delay paying their obligations to us, which may increase our credit risk exposure and cause delays in our recognition of revenue or future sales to these customers. If economic or other factors cause financial institutions to fail or macro-economic factors affecting banks, credit unions, mortgage lenders and other financial institutions lead to cost-cutting efforts, we may lose current or potential customers or achieve less revenue per customer and our revenues may suffer. Continued consolidation of the banking and financial services industry, whether due to failures of financial institutions or other factors, may result in a smaller market for our products and services and may cause us to lose relationships with key customers. Any of these events may likely harm our business and our future financial results.
The nature of our products necessitates timely product launches and if we experience significant product quality problems or delays, it may harm our revenue, earnings and reputation.
All of our tax products and many of our non-tax products have rigid development timetables that increase the risk of errors in our products and the risk of launch delays. Our tax preparation software product development cycle is particularly challenging due to the need to incorporate unpredictable tax law and tax form changes each year and because our customers expect high levels of accuracy and a timely launch of these products to prepare and file their taxes by the tax filing deadline. Due to the complexity of our products and the condensed development cycles under which we operate, our products sometimes contain “bugs” that may unexpectedly interfere with the operation of the software. When we encounter problems we may be required to modify our code, distribute patches to customers who have already purchased the product and recall or repackage existing product inventory in our distribution channels. If we encounter development challenges or discover errors in our products late in our development cycle it may cause us to delay our product launch date. Any major defects or launch delays may lead to loss of customers and revenue, negative publicity, customer and employee dissatisfaction, reduced retailer shelf space and promotions, and increased operating expenses, such as inventory replacement costs, legal fees or payments resulting from our commitment to reimburse penalties and interest paid by customers due solely to calculation errors in our consumer tax preparation products.
Our hosting, collection, use and retention of personal customer information create risk that may harm our business.
A number of our businesses collect, use and retain large amounts of personal customer information, including credit card numbers, tax return information, bank account numbers and passwords, personal and business financial data, social security numbers and other payroll information. We may also develop new business models that use personal information, or data derived from personal information, in innovative and novel ways. In addition, we collect and maintain personal information of our employees in the ordinary course of our business. Some of this personal customer and employee information is held and some transactions are executed by third parties. In addition, as many of our products and services are Web based, the amount of data we store for our users on our servers (including personal information) has been increasing. We and our vendors use commercially available security technologies to protect transactions and personal information. We use security and business controls to limit access and use of personal information. However, a third party may be able to circumvent these security and business measures, and errors in the storage, use or transmission of personal information may result in a breach of customer or employee privacy or theft of assets, which may require notification under applicable data privacy regulations. We employ contractors, temporary and seasonal employees who may have access to the personal information of customers and employees or who may execute transactions in the normal course of their duties. While we conduct necessary and appropriate background checks of these individuals and limit access to systems and data, it is possible that one or more of these individuals may circumvent these controls, resulting in a security breach.
The ability to execute transactions and the possession and use of personal information in conducting our business subjects us to legislative and regulatory burdens that may require notification to customers or employees of a security breach, restrict our use of personal information and hinder our ability to acquire new customers or market to existing customers. As our business continues to expand to new industry segments that may be more highly regulated for privacy and data security, and to countries outside the U.S. that have more strict data protection laws, our compliance requirements and costs may increase. We have incurred — and may continue to incur - significant expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations.

In the past we have experienced lawsuits and negative publicity relating to privacy issues and we may face similar suits in the future. A major breach of our security measures or those of third parties that execute transactions or hold and manage personal information may have serious negative consequences for our businesses, including possible fines, penalties and damages, reduced customer demand for our services, harm to our reputation and brands, further regulation and oversight by federal or state agencies, and loss of our ability to provide financial transaction services or accept and process customer credit card orders or tax returns. From time to time, we detect, or receive notices from customers or public or private agencies that they have detected, vulnerabilities in our servers, our software or third-party software components that are distributed with our products. The existence of vulnerabilities, even if they do not result in a security breach, may harm customer confidence and require substantial resources to address, and we may not be able to discover or remediate such security vulnerabilities before they are exploited. If hackers were able to circumvent our security measures, we may lose personal information. Although we have sophisticated network and application security, internal control measures, and physical security procedures to safeguard our systems, there can be no assurance that a security breach, loss or theft of personal information will not occur, which may harm our business, customer reputation and future financial results and may require us to expend significant resources to address these problems, including notification under data privacy regulations.
Our reliance on a limited number of manufacturing and distribution suppliers may harm our business.
We have chosen to outsource the majority of the manufacturing and distribution for many of our desktop software products to a single third party provider and we use a single vendor to produce and distribute our check and business forms supplies products. Although our reliance on single suppliers provides us with efficiencies and enhanced bargaining power, poor performance by these suppliers may significantly harm our business. This risk is amplified by the fact that we carry very little inventory and rely on just-in-time manufacturing processes. In particular, the loss of our manufacturing partner for retail may be disruptive to our business and may cause delay in a product launch. We seek to mitigate this risk by managing our second tier vendors and maintaining contingency plans. If we experience delays during a peak demand period or significant quality issues our business may be significantly harmed.
Our revenue and earnings are highly seasonal and our quarterly results fluctuate significantly.
Several of our businesses are highly seasonal causing significant quarterly fluctuations in our financial results. Revenue and operating results are usually strongest during the second and third fiscal quarters ending January 31 and April 30 due to our tax businesses contributing most of their revenue during those quarters and the timing of the release of our small business software products and upgrades. We experience lower revenues, and significant operating losses, in the first and fourth quarters ending October 31 and July 31. Our financial results may also fluctuate from quarter to quarter and year to year due to a variety of factors, including changes in product sales mix that affect average selling prices; product release dates; the timing of delivery of federal and state tax forms; the timing of our discontinuance of support for older product offerings; changes to our bundling strategy, such as the inclusion of upgrades with certain offerings; changes to how we communicate the availability of new functionality in the future (any of which may impact the pattern of revenue recognition); and the timing of acquisitions, divestitures, and goodwill and purchased intangible asset impairment charges.
If we are unable to develop and maintain critical third party business relationships, the business may be adversely affected.
Our growth is dependent on the strength of our business relationships and our ability to continue to develop and maintain new relationships. We rely on various business partners, including third party service providers, vendors, licensing partners, development partners, and licensees, among others, in many areas of our business. The failure of these third parties to provide adequate services and technologies, or the failure of the third parties to adequately maintain or update their services and technologies, could result in a disruption to our business operations. Alternative arrangements and services may not be available to us on commercially reasonable terms or we may experience business interruptions upon a transition to an alternative partner or vendor.
In the financial institutions business, we rely on core processors and other third parties to enable our online banking and bill pay services. Consolidation among core processors or between core processors and online banking and bill-pay providers may create larger or vertically-integrated competitors that may have stronger relationships with our current or potential financial institutions clients. If these core processors fail to support any of the functionality in our products and services or significantly raise their prices, we may lose customers and our financial results may suffer.
Because we depend on a small number of larger retailers and distributors, changes in these relationships may harm our business.
We sell most of our desktop software products through our retail distribution channel and a relatively small number of larger retailers and distributors generate a significant portion of our sales volume. Our principal retailers have significant bargaining leverage due to their size and available resources. Historically, some retailers have elected to offer our tax products exclusively, but we cannot guarantee that these exclusive relationships will continue in the future. Any change in principal business terms, loss of exclusivity, major disruption or termination of a relationship with these resellers, including due to bankruptcy of the resellers, may result in a significant decline in our revenues and earnings. The sourcing decisions, product display locations and promotional activities that retailers undertake may greatly impact the sales of our products. Changes in our pricing, product offerings or features, or concerns by retailers about our direct sales efforts, may cause retailers or distributors to reduce their efforts to promote our products, eliminate any exclusive placements, or stop selling our products altogether. If any of our retailers or distributors experience financial difficulties we may be unable to collect amounts that we are owed. At January 31, 2009, in the midst of the 2008 consumer tax season, amounts due from our 10 largest retailers and distributors represented approximately 51% of total gross accounts receivable.
Increased government regulation of our businesses may harm our operating results.
The tax preparation industry continues to receive heightened attention from federal and state governments. New legislation, regulation, public policy considerations or litigation by the government or private entities may result in greater oversight of the tax preparation industry, restrict the types of products and services that we can offer or the prices we can charge, or otherwise cause us to change the way we operate our tax businesses or offer our tax products and services. This in turn may increase our cost of doing business and limit our revenue opportunities.
We are also required to comply with a variety of state revenue agency standards in order to successfully operate our tax preparation and electronic filing services. Changes in state-imposed requirements by one or more of the states, including the required use of specific technologies or technology standards, may significantly increase the costs of providing those services to our customers and may prevent us from delivering a quality product to our customers in a timely manner.
Our financial institutions business provides services to banks, credit unions and other institutions that are subject to extensive and complex federal and state regulation. As a result, our financial institution customers require that our products and services comply with the regulations applicable to these customers. If we are unable to comply with these regulations, we may incur significant costs and penalties, face litigation or governmental proceedings, and lose our ability to sell to these customers. Any of these adverse events may harm our future financial results and our reputation.
In addition, as we seek to grow our business, we may expand into more highly-regulated businesses or countries, which may require increased investment in compliance and auditing functions or new technologies in order to meet regulatory standards. Government authorities may enact other laws, rules or regulations that place new burdens or restrictions on our business or determine that our operations are directly subject to existing rules or regulations, such as requirements related to data collection, use, transmission, retention and processing, which may make our business more costly, less efficient or impossible to conduct, and may require us to modify our current or future products or services, which may harm our future financial results.
Expansion of our operations in international markets exposes us to operational and compliance risks.
As we continue to grow our business internationally we face increased risk which may harm our business and financial condition. We have limited experience with operations outside the U.S. and our ability to manage our business and conduct our operations internationally requires management attention and resources and is subject to a number of risks, including difficulties in managing varying foreign operations, political or social unrest or economic instability, foreign currency restrictions and exchange rate fluctuations, higher costs associated with doing business internationally and potentially adverse tax consequences. Also, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions and may expose us or our employees to fines and penalties.
If we encounter problems with our third-party customer service and technical support providers our business and future financial results may be harmed.
We outsource a substantial portion of our customer service and technical support activities to domestic and international third-party service providers, including service providers in India and the Philippines, and we expect to continue to rely heavily on third parties in the future. This strategy provides us with lower operating costs and greater flexibility, but also presents risks to our business, including the following:
•	In recent years India has experienced political instability and changing policies that may impact our operations. In addition, for a number of years India and Pakistan have been in conflict and an active state of war between the two countries may disrupt our services.

•	Customers may react negatively to providing information to and receiving support from overseas organizations.

•	We may not be able to affect the quality of support as directly as we are able to in our company-run call centers.

•	International outsourcing has received considerable negative attention in the media, which may harm our reputation, and the U.S. government may adopt legislation that may affect how we operate. For example, the Treasury Department and the Internal Revenue Service have released regulations restricting the flow of personal information to overseas providers.

•	We rely on a global communications infrastructure that may be interrupted in a number of ways. For example, in fiscal 2007 an earthquake in Taiwan caused temporary disruption to overseas infrastructure.
We are exposed to risks associated with credit card and payment fraud and with credit card processing.
In our payments processing service business if merchants for whom we process payment transactions are unable to pay refunds due to their customers in connection with disputed or fraudulent merchant transactions, we may be required to pay those amounts and our payments may exceed the amount of the customer reserves we have established to make such payments.
We are subject to payment card association operating rules and certification requirements, as in effect from time to time. Failure to comply with these rules or requirements may subject us to fines and higher transaction fees or cause us to lose our ability to accept credit card payments from our customers, resulting in harm to our business and future financial results.
If we fail to adequately protect our intellectual property rights, competitors may exploit our innovations, which may weaken our competitive position and reduce our revenue and earnings.
Our success depends upon our proprietary technology embodied in our offerings. We protect this proprietary technology by relying on a combination of copyright, trade secret, trademark, patent, confidentiality procedures and licensing arrangements. Although we seek to obtain patent protection for our innovations, it is possible we may not be able to protect some of those innovations. Given the cost of obtaining patent protection, we may choose not to patent certain innovations that later turn out to be important. There is also the possibility that, despite our efforts, the scope of protection may be insufficient or that an issued patent may be deemed invalid or unenforceable. It is possible that other companies may successfully challenge the validity or scope of our patents and that our patent portfolio, which is relatively small, may not provide us with adequate protection. Ultimately, our attempts to secure legal protection for our proprietary rights may not be adequate and our competitors may independently develop similar technologies, duplicate our products, or design around patents and other intellectual property rights. If our intellectual property protection proves inadequate we may lose our competitive advantage and our future financial results may suffer.
Third parties claiming that we infringe their proprietary rights may cause us to incur significant legal expenses and prevent us from selling our products.
As the number of products in the software industry increases and the functionality of these products further overlap, and as we acquire technology through acquisitions or licenses, we may become increasingly subject to infringement claims, including patent, copyright, and trademark infringement claims. Litigation may be necessary to determine the validity and scope of the patent rights of others. We have received allegations of patent infringement claims in the past and may receive more claims in the future based on allegations that our products infringe upon patents held by third parties. Some of these claims are the subject of pending litigation against us and against some of our OEM customers. These claims may involve patent holding companies or other adverse patent owners who have no relevant product revenues of their own, and against whom our own patents may provide little or no deterrence. The ultimate outcome of any allegation is uncertain and, regardless of outcome, any such claim, with or without merit, may be time consuming to defend, result in costly litigation, divert management’s time and attention from our business, require us to stop selling, delay shipping or redesign our products, or require us to pay monetary damages for royalty or licensing fees, or to satisfy indemnification obligations that we have with some of our customers. Our failure to obtain necessary license or other rights, or litigation arising out of intellectual property claims may harm our business.
We expect copying and misuse of our intellectual property to be a persistent problem which may cause lost revenue and increased expenses.
Policing unauthorized use and copying of our products is difficult, expensive, and time consuming. Current U.S. laws that prohibit copying give us only limited practical protection from software piracy and the laws of many other countries provide very little protection. We frequently encounter unauthorized copies of our software being sold through online marketplaces. In addition, efforts to protect our intellectual property may be misunderstood and perceived negatively by our customers. Although we continue to evaluate and put in place technology solutions to attempt to lessen the impact of piracy and engage in efforts to educate consumers and public policy leaders on these issues and cooperate with industry groups in their efforts to combat piracy, we expect piracy to be a persistent problem that results in lost revenues and increased expenses.
Our use of third party intellectual property in our products and services may harm our business.
Many of our products and services include intellectual property of third parties, which we license under agreements that must be renewed or renegotiated from time to time. We may not be able to obtain licenses to these third party technologies or content on reasonable terms, or at all. If we are unable to obtain the rights necessary to use this intellectual property in our products and services, we may not be able to sell the affected products, which may in turn harm our future financial results.
Some of our offerings include third-party software that is licensed under so-called “open source” licenses, some of which may include a requirement that, under certain circumstances, we make available, or grant licenses to, any modifications or derivative works we create based upon the open source software. Although we have established internal review and approval processes to mitigate these risks, we may not be sure that all open source software is submitted for approval prior to use in our products. Many of the risks associated with usage of open source may not be eliminated, and may, if not properly addressed, harm our business.
Our acquisition and divestiture activities may disrupt our ongoing business, may involve increased expenses and may present risks not contemplated at the time of the transactions.
We have acquired and may continue to acquire companies, products and technologies that complement our strategic direction. Acquisitions involve significant risks and uncertainties, including:
•	inability to successfully integrate the acquired technology and operations into our business and maintain uniform standards, controls, policies, and procedures;

•	inability to realize synergies expected to result from an acquisition;

•	challenges retaining the key employees, customers, resellers and other business partners of the acquired operation;

•	the internal control environment of an acquired entity may not be consistent with our standards and may require significant time and resources to improve;

•	expenses, including the settlement of tax contingencies, associated with the acquisition; and

•	unidentified issues not discovered in our due diligence process, including product or service quality issues, intellectual property issues and legal contingencies.

Acquisitions and divestitures are inherently risky. Our transactions may not be successful and may, in some cases, harm our operating results or financial condition. If we use debt to fund acquisitions or for other purposes, our interest expense and leverage may increase significantly. If we issue equity securities as consideration in an acquisition, current shareholders’ percentage ownership and earnings per share may be diluted.
We have issued $1 billion in a debt offering and may incur other debt in the future, which may adversely affect our financial condition and future financial results.
In fiscal 2007 we issued $1 billion in senior unsecured notes. We have also entered into a $500 million five-year revolving credit facility. Although we have no current plans to request any advances under this credit facility, we may use the proceeds of any future borrowing for general corporate purposes or for future acquisitions or expansion of our business.
This debt may adversely affect our financial condition and future financial results by, among other things:
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
Our current revolving credit facility imposes restrictions on us, including restrictions on our ability to create liens on our assets and the ability of our subsidiaries to incur indebtedness, and require us to maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control. In addition, our long-term non-convertible debt includes covenants that may adversely affect our ability to incur certain liens or engage in certain types of sale and leaseback transactions. If we breach any of the covenants under our long-term debt or our revolving credit facility and do not obtain a waiver from the lenders, then, subject to applicable cure periods, any outstanding indebtedness may be declared immediately due and payable.
In addition, changes by any rating agency to our credit rating may negatively impact the value and liquidity of both our debt and equity securities. If our credit ratings are downgraded or other negative action is taken, the interest rate payable by us under our revolving credit facility may increase. In addition, any downgrades in our credit ratings may affect our ability to obtain additional financing in the future and may affect the terms of any such financing.
We are subject to risks associated with information disseminated through our services.
The law relating to the liability of online services companies for information carried on or disseminated through their services is often unsettled. Claims may be made against online services companies under both U.S. and foreign law for defamation, libel, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through their services. Certain of our services include content generated by users. Although this content is not generated by us, claims of defamation or other injury may be made against us for that content. Any costs incurred as a result of this potential liability may harm our business.
If actual product returns exceed returns reserves our future financial results may be harmed.
We ship more desktop software products to our distributors and retailers than we expect them to sell, in order to reduce the risk that distributors or retailers may run out of products. This is particularly true for our Consumer Tax products, which have a short selling season and for which returns occur primarily in our fiscal third and fourth quarters. Like many software companies that sell their products through distributors and retailers, we have historically accepted significant product returns. We establish reserves against revenue for product returns in our financial statements based on estimated returns and we closely monitor product sales and inventory in the retail channel in an effort to maintain adequate reserves. In the past, returns have not differed significantly from these reserves. However, if we experience actual returns that significantly exceed reserves, it may result in lower net revenue.

Acquisition-related costs and impairment charges may cause significant fluctuation in our net income.
Our acquisitions have resulted in significant expenses, including amortization and impairment of purchased intangible assets, charges for in-process research and development, and impairment of goodwill. Total acquisition-related costs in these categories were approximately $103 million in fiscal 2009, $92 million in fiscal 2008, and $51 million in fiscal 2007. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. At July 31, 2009, we had $1.8 billion in goodwill and $293.0 million in net purchased intangible assets on our balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of purchased assets, may have a significant negative impact on our future financial results.
Our investments in auction rate securities are subject to risks that may cause losses and affect the liquidity of these investments.
At July 31, 2009, we held a total of $244.5 million in municipal auction rate securities that we valued at par. We classified $150.9 million of these securities as short-term investments and $93.6 million of these securities as long-term investments on our balance sheet at that date. Due to a decrease in liquidity in the global credit markets, in February 2008 auctions began failing for the municipal auction rate securities we held. Regularly scheduled auctions for these securities have generally continued to fail since that time. We will not be able to liquidate these investments and realize their full carrying value unless successful auctions occur, a buyer is found outside of the auction process, the issuer calls the security, the issuer repays principal over time from cash flows prior to final maturity, or the security matures according to contractual terms ranging from one to 38 years. We believe the fair values of the municipal auction rate securities we hold are approximately equal to their par values. However, if the issuers of these securities are unable to call the securities or successfully close future auctions and their credit ratings are lowered, we may be required to record future impairment charges related to these investments, which would harm our results of operations. If we are unable to find alternate means to liquidate these investments, we may not realize the value of the investments until the final maturity of the underlying securities.
In November 2008 we accepted an offer from UBS AG (UBS), one of the broker-dealers of our municipal auction rate securities, that gives us the option to sell to UBS a total of $140.9 million in municipal auction rate securities at par value at any time during a two-year period beginning June 30, 2010. The offer also gives UBS the discretion to buy any or all of these municipal auction rate securities from us at par value at any time. To date UBS has not purchased any of these securities from us. Even with this option, we may not realize the value of these investments until after June 30, 2010. We continue to have counter-party risk associated with UBS.
If we fail to process transactions effectively our revenue and earnings may be harmed.
Our operations process a significant volume and dollar value of transactions on a daily basis, especially in our payroll and payments businesses. Due to the size and volume of transactions that we handle, effective processing systems and controls are essential to ensure that transactions are handled appropriately. Despite our efforts, it is possible that we may make errors or that funds may be misappropriated due to fraud involving our offerings. In addition to any direct damages and fines that any such problems may create, which may be substantial, the loss of customer confidence in our accuracy and controls may seriously harm our business. The systems supporting our business are comprised of multiple technology platforms that are difficult to scale. If we are unable to effectively manage our systems and processes, we may be unable to process customer data in an accurate, reliable and timely manner, which may harm our business.
Because competition for our key employees is intense, we may not be able to attract and retain the highly skilled employees we need to support our planned growth.
Much of our future success depends on the continued service and availability of skilled personnel, including members of our executive team, and those in technical, marketing and staff positions. Experienced personnel in the software and services industries are in high demand and competition for their talents is intense, especially in

California, where the majority of our employees are located. Although we strive to be an employer of choice, we may not be able to continue to successfully attract and retain key personnel which may cause our business to suffer.
We are frequently a party to litigation that is costly to defend and consumes the time of our management.
We are subject to various legal proceedings and claims that have arisen out of the ordinary conduct of our business and are not yet resolved and additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty. Defending litigation consumes the time of our management and is expensive for Intuit. Even though we often seek insurance coverage for litigation defense costs, there is no assurance that our defense costs, which may be substantial, will be covered in all cases. In addition, by its nature, litigation is unpredictable and we may not prevail even in cases where we strongly believe a plaintiff’s case has no valid claims. If we do not prevail in litigation we may be required to pay substantial monetary damages or alter our business operations. Regardless of the outcome, litigation is expensive and consumes the time of our management and may ultimately harm our future financial results.
Unanticipated changes in our tax rates may affect our future financial results.
Our future effective tax rates may be favorably or unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or their interpretation. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There may be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our future financial results.
Our business depends on our strong reputation and the value of our brands.
Developing and maintaining awareness of our brands is critical to achieving widespread acceptance of our existing and future products and services and is an important element in attracting new customers. We believe that brand recognition will increase as competition in our markets develops. Adverse publicity (whether or not justified) relating to activities by our employees or agents may tarnish our reputation and reduce the value of our brands. Damage to our reputation and loss of brand equity may reduce demand for our products and services and thus have an adverse effect on our future financial results, as well as require additional resources to rebuild our reputation and restore the value of the brands.

ITEM 1B
UNRESOLVED STAFF COMMENTS
None.
ITEM 2
PROPERTIES
Our principal locations, their purposes and the expiration dates for the leases on facilities at those locations as of July 31, 2009 are shown in the table below. We have renewal options on many of our leases.

			Principal
		Approximate	Lease
		Square	Expiration
Location	Purpose	Feet	Dates

Mountain View and Menlo Park, California	Principal offices, corporate headquarters and headquarters for Financial Management Solutions business	792,000	2009 - 2018

San Diego, California	Headquarters for Consumer Tax business, general office space and data center	537,000	2010 - 2017

Woodland Hills, Westlake Village and Calabasas, California	Headquarters for Payments Solutions and Financial Institutions businesses and data centers	274,000	2011 - 2018

Quincy, Washington	Data center	240,000	Owned

Plano, Texas	Headquarters for Accounting Professionals business and data center	166,000	2011

Tucson, Arizona	Customer call center	136,000	2017

We also lease or own facilities in a number of other domestic locations and internationally in Canada, India, the United Kingdom and several other locations. We believe our facilities are adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed. See Note 9 to the financial statements in Item 8 for more information about our lease commitments.
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
None.
PART II
ITEM 5
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Intuit’s common stock is quoted on the NASDAQ Global Select Market under the symbol “INTU.” The following table shows the range of high and low sale prices reported on the NASDAQ Global Select Market for the periods indicated. The closing price of Intuit’s common stock on August 31, 2009 was $27.77.

	High	Low
Fiscal year ended July 31, 2008
First quarter	$33.10	$26.14
Second quarter	33.02	27.75
Third quarter	31.50	25.08
Fourth quarter	30.06	26.18

Fiscal year ended July 31, 2009
First quarter	$32.00	$21.76
Second quarter	26.24	20.18
Third quarter	28.32	21.07
Fourth quarter	30.01	22.76

Stockholders
As of August 31, 2009 we had approximately 800 record holders and approximately 75,000 beneficial holders of our common stock.
Dividends
Intuit has never paid any cash dividends on its common stock. We currently anticipate that we will retain all future earnings for use in our business and for repurchases under our stock repurchase programs. We do not anticipate paying any cash dividends in the foreseeable future.
Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Stock repurchase activity during the three months ended July 31, 2009 was as follows:

			Total Number	Approximate
			of Shares	Dollar Value of
	Total Number	Average	Purchased as	Shares That May
	of Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plans

May 1, 2009 through May 31, 2009	—	$—	—	$399,749,124

June 1, 2009 through June 30, 2009	1,794,900	$27.86	1,794,900	$349,749,933

July 1, 2009 through July 31, 2009	1,728,900	$28.92	1,728,900	$299,751,151

Total	3,523,800	$28.38	3,523,800

Notes:

1.	All shares purchased as part of publicly announced plans during the three months ended July 31, 2009 were purchased under a plan we announced on May 20, 2008 under which we were authorized by our Board of Directors to repurchase up to $600 million of our common stock from time to time over a three-year period ending on May 15, 2011.

Company Stock Price Performance
The graph below compares the cumulative total stockholder return on Intuit common stock for the last five full fiscal years with the cumulative total returns on the S&P 500 Index and the Morgan Stanley High Technology Index for the same period. The graph assumes that $100 was invested in Intuit common stock and in each of the other indices on July 31, 2004 and that all dividends were reinvested. Intuit has never paid cash dividends on its stock. The comparisons in the graph below are based on historical data — with Intuit common stock prices based on the closing price on the dates indicated — and are not intended to forecast the possible future performance of Intuit’s common stock.
Comparison of 5 Year Cumulative Total Return*
Among Intuit Inc., The S&P 500 Index
And The Morgan Stanley Technology Index

*$100 invested on 7/31/04 in stock or index, including reinvestment of dividends. Fiscal year ending July 31.

Copyright© 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	July 31,	July 31,	July 31,	July 31,	July 31,	July 31,
	2004	2005	2006	2007	2008	2009
Intuit Inc.	$100.00	$128.21	$164.90	$152.99	$145.99	$158.65
S&P 500	100.00	114.05	120.19	139.58	124.10	99.33
Morgan Stanley Technology	100.00	112.64	106.05	144.03	137.92	123.39

ITEM 6
SELECTED FINANCIAL DATA
The following tables show Intuit’s selected financial information for the past five fiscal years. The comparability of the information is affected by a variety of factors, including acquisitions and divestitures of businesses, issuance of debt, share-based compensation expense, amortization of purchased intangible assets, and repurchases of common stock under our stock repurchase programs.
On July 6, 2006 we implemented a two-for-one stock split in the form of a 100% stock dividend. All share and per share figures in the selected financial data below reflect this stock split.
We adopted Statement of Financial Accounting Standards (SFAS) 123(R), “Share-Based Payment,” on August 1, 2005 using the modified prospective transition method. Because we elected to use the modified prospective transition method, results for prior periods have not been restated to include share-based compensation expense for stock options or our Employee Stock Purchase Plan.
In February 2007 we acquired Digital Insight Corporation for a total purchase price of approximately $1.34 billion. In December 2007 we acquired Homestead Technologies Inc. for total consideration of approximately $170 million and in February 2008 we acquired Electronic Clearing House, Inc. for a total purchase price of approximately $131 million. In July 2009 we acquired PayCycle, Inc. for a total purchase price of approximately $169 million. Accordingly, we have included the results of operations for these companies in our consolidated results of operations from their respective dates of acquisition. During fiscal 2007 and fiscal 2008 we transitioned certain outsourced payroll customers in connection with a sale of assets to Automatic Data Processing, Inc. (ADP). In addition, we sold our Intuit Distribution Management Solutions business in fiscal 2008, our Intuit Information Technology Solutions business in fiscal 2006, and our Intuit Public Sector Solutions business in fiscal 2005. We accounted for these three businesses as discontinued operations and, accordingly, we have reclassified the selected financial data for all periods presented to reflect them as such. To better understand the information in the tables, investors should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, and the financial statements and related notes in Item 8.
FIVE-YEAR SUMMARY

Consolidated Statement of Operations Data	Fiscal
(In thousands, except per share amounts)	2009	2008	2007	2006	2005

Total net revenue	$3,182,537	$3,070,974	$2,672,947	$2,293,010	$1,993,102
Total costs and expenses	2,500,477	2,420,207	2,035,377	1,727,416	1,464,401
Operating income from continuing operations	682,060	650,767	637,570	565,594	528,701

Total share-based compensation expense included in total costs and expenses	132,778	113,238	76,313	70,340	5,489

Net income from continuing operations	447,041	450,750	443,468	380,963	377,743
Net income (loss) from discontinued operations	—	26,012	(3,465)	36,000	3,884
Net income	447,041	476,762	440,003	416,963	381,627

Net income (loss) per common share:
Basic net income per share from continuing operations	$1.39	$1.37	$1.29	$1.10	$1.02
Basic net income (loss) per share from discontinued operations	—	0.08	(0.01)	0.10	0.01

Basic net income per share	$1.39	$1.45	$1.28	$1.20	$1.03

Diluted net income per share from continuing operations	$1.35	$1.33	$1.25	$1.06	$1.00
Diluted net income (loss) per share from discontinued operations	—	0.08	(0.01)	0.10	0.01

Diluted net income per share	$1.35	$1.41	$1.24	$1.16	$1.01

Consolidated Balance Sheet Data	At July 31,
(In thousands)	2009	2008	2007	2006	2005

Cash, cash equivalents and investments	$1,347,020	$827,833	$1,303,671	$1,197,200	$994,258
Long-term investments	97,095	288,310	—	—	—
Working capital	884,033	306,324	791,823	801,056	610,935
Total assets	4,826,329	4,666,584	4,252,026	2,770,027	2,716,451
Long-term debt	998,184	997,996	997,819	—	—
Other long-term obligations	186,966	121,489	57,756	15,399	17,548
Total stockholders’ equity	2,555,799	2,072,954	2,035,013	1,738,086	1,695,499

ITEM 7
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) includes the following sections:
•	Executive Overview that discusses at a high level our operating results and some of the trends that affect our business.
•	Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments underlying our financial statements.
•	Results of Operations that includes a more detailed discussion of our revenue and expenses.
•	Liquidity and Capital Resources which discusses key aspects of our statements of cash flows, changes in our balance sheets and our financial commitments.
You should note that this MD&A discussion contains forward-looking statements that involve risks and uncertainties. Please see the section entitled “Forward-Looking Statements and Risk Factors” at the beginning of Item 1A for important information to consider when evaluating such statements.
You should read this MD&A in conjunction with the financial statements and related notes in Item 8. In February 2007 we completed the acquisition of Digital Insight Corporation for a total purchase price of approximately $1.34 billion. In December 2007 we acquired Homestead Technologies Inc. for total consideration of approximately $170 million and in February 2008 we acquired Electronic Clearing House, Inc. (ECHO) for a total purchase price of approximately $131 million. In July 2009 we acquired PayCycle, Inc. for a total purchase price of approximately $169 million. Accordingly, we have included the results of operations for these companies in our consolidated results of operations from their respective dates of acquisition. During fiscal 2007 and fiscal 2008 we transitioned certain outsourced payroll customers in connection with a sale of assets to Automatic Data Processing, Inc. (ADP). We have also reclassified our financial statements for all periods presented to reflect our Intuit Distribution Management Solutions business as discontinued operations. See “Results of Operations — Dispositions and Discontinued Operations” later in this Item 7 for more information. Unless otherwise noted, the following discussion pertains only to our continuing operations.
In fiscal 2009 we reclassified segment results for all periods presented to reflect the continued evolution of our business. We no longer combine results for our Payroll business with results for our Payments business because management currently views these businesses separately. We also changed the name of our QuickBooks segment to Financial Management Solutions, our new Payroll segment to Employee Management Solutions, and our new Payments segment to Payments Solutions. We transferred revenue for our Point of Sale offerings from our Financial Management Solutions segment to our Payments Solutions segment to align this product group more closely with the customers they serve. Total Point of Sale revenue was less than $40 million for all periods presented. We also reclassified certain retail sales expenses from common expenses to segment income or loss, consistent with how management now views these expenses. These expenses were less than $25 million for all periods presented.
Executive Overview
This overview provides a high level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important in order to understand our financial results for fiscal 2009 as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Annual Report on Form 10-K.
Overview of Financial Results
Total net revenue for fiscal 2009 was $3.2 billion, an increase of 4% compared with fiscal 2008. The fiscal 2009 revenue increase was due to revenue growth in our Consumer Tax, Payments Solutions, Employee Management Solutions, Accounting Professionals and Financial Institutions segments, partially offset by revenue decreases in our Other Businesses and Financial Management Solutions segments. Consumer Tax revenue increased $67.0 million or 7% due to growth in TurboTax Online units, which more than offset a decrease in TurboTax desktop units.

Operating income from continuing operations of $682.1 million for fiscal 2009 increased $31.3 million or 5% compared with fiscal 2008. Fiscal 2009 revenue grew $111.5 million and total costs and expenses increased $80.2 million. Total costs and expenses for fiscal 2009 increased due to our fiscal 2008 acquisitions of Homestead and ECHO; higher advertising and other marketing expenses to support the launch and subsequent promotion of TurboTax and QuickBooks 2009; higher depreciation expense for investments in our infrastructure; higher share-based compensation expense; and a charge for the historical use of certain technology licensing rights. Decreases in total costs and expenses due to lower performance incentive payouts as well as other compensation and benefit savings due to lower staffing and lower severance charges partially offset these increases.
Net income from continuing operations of $447.0 million for fiscal 2009 decreased $3.8 million or 1% compared with fiscal 2008. In fiscal 2008 we recorded a pre-tax gain of $51.6 million on the sale of certain outsourced payroll assets; there was no comparable transaction in fiscal 2009. In addition, interest income decreased in fiscal 2009 compared with fiscal 2008 due to the impact of lower interest rates that more than offset the impact of higher invested balances.
Due to the foregoing factors, diluted net income per share from continuing operations of $1.35 in fiscal 2009 increased 2% compared with $1.33 in fiscal 2008.
In July 2009 we acquired PayCycle, Inc. for a total purchase price of approximately $169 million. PayCycle is a provider of online payroll services to small businesses and became part of our Employee Management Solutions segment.
We ended fiscal 2009 with cash, cash equivalents and investments totaling $1.3 billion, an increase of $519.2 million from July 31, 2008. Cash, cash equivalents and investments at July 31, 2009 included $150.9 in municipal auction rate securities. We did not classify any of the municipal auction rate securities we held at July 31, 2008 as cash, cash equivalents and investments. At July 31, 2009 and 2008, we also held $93.6 million and $285.3 million in municipal auction rate securities that we classified as long-term investments on our balance sheet. See “Liquidity and Capital Resources — Auction Rate Securities,” later in this Item 7 for more information. In fiscal 2009 we generated $812.4 million in cash from continuing operations and $183.6 million from the issuance of common stock under employee stock plans. During the same period we used $300.2 million in cash for the repurchase of shares of our common stock under our stock repurchase programs, $182.5 million for capital expenditures, and $187.4 million for acquisitions of businesses (primarily PayCycle) and intangible assets. At July 31, 2009, we had authorization from our Board of Directors to expend up to an additional $299.8 million for stock repurchases through May 15, 2011.
On September 11, 2009 we entered into a definitive agreement to acquire Mint Software Inc., a provider of online personal finance management services. The cash transaction is valued at approximately $170 million, including the assumption of Mint outstanding stock options. Mint will become part of our Other Businesses segment. The transaction is subject to regulatory approval and customary closing conditions. We expect the transaction to close before the end of calendar 2009.
Seasonality
Our QuickBooks, Consumer Tax and Accounting Professionals offerings are highly seasonal. Some of our other offerings are also seasonal, but to a lesser extent. Revenue from our QuickBooks software products tends to be highest during our second and third fiscal quarters. Sales of income tax preparation products and services are heavily concentrated in the period from November through April. In our Consumer Tax business, a greater proportion of our revenue has been occurring later in this seasonal period due in part to the growth in sales of TurboTax Online, for which revenue is recognized upon printing or electronic filing of a tax return. The seasonality of our Consumer Tax and Accounting Professionals revenue is also affected by the timing of the availability of tax forms from taxing agencies and the ability of those agencies to receive electronic tax return submissions. Delays in the availability of tax forms or the ability of taxing agencies to receive submissions can cause revenue to shift from our second fiscal quarter to our third fiscal quarter. These seasonal patterns mean that our total net revenue is usually highest during our second quarter ending January 31 and third quarter ending April 30. We typically report losses in our first quarter ending October 31 and fourth quarter ending July 31, when revenue from our tax businesses is minimal while operating expenses continue at relatively consistent levels. In addition, the timing and composition of new customer offerings that include both product and service elements can materially shift revenue between quarters. We believe the seasonality of our revenue is likely to continue in the future.
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
In the past, actual returns and rebates have not differed significantly from the reserves that we have established. However, actual returns and rebates in any future period are inherently uncertain. If we were to change our assumptions and estimates, our revenue reserves would change, which would impact the net revenue we report. If actual returns and rebates are significantly greater than the reserves we have established, the actual results would decrease our future reported revenue. Conversely, if actual returns and rebates are significantly less than our reserves, this would increase our future reported revenue. For example, if we had increased our fiscal 2009 returns reserves by 1% of non-consignment sales to retailers for QuickBooks, TurboTax and Quicken, our total net revenue for fiscal 2009 would have been about $3.0 million lower.
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
Fair Value of Investments
We estimate the fair value of our available-for-sale securities each quarter. These investments consist of cash equivalents, municipal bonds, U.S. agency securities, corporate notes and municipal auction rate securities. Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. When identical or similar assets are traded in active markets, the level of judgment required to estimate their fair value is relatively low. This is generally true for our cash equivalents, municipal bonds, U.S. agency securities and corporate notes. However, significant judgment is required to estimate the fair value of assets and liabilities when observable inputs are not available. For example, we use a discounted cash flow model to estimate the fair value of our municipal auction rate securities because we have determined that the market for those securities is inactive. We based this determination on the fact that due to a decrease in liquidity in the global credit markets, regularly scheduled auctions for the municipal auction rate securities we hold have generally failed since February 2008. Some of the key inputs to our discounted cash flow model are inherently uncertain. The key inputs include projected future interest rates; the likely timing of principal repayments; the probability of full repayment; publicly available pricing data for recently issued similar securities that are not subject to auctions; and the impact of the reduced liquidity for auction rate securities. At July 31, 2009, we held a total of $244.5 million in municipal auction rate securities.
We record unrealized gains and losses on our available-for-sale securities in other comprehensive income in the equity section of our balance sheet until the security is sold or we determine that the decrease in fair value is other-than-temporary. We consider a number of factors in determining whether to recognize an impairment charge, including the reason for the decrease in fair value, the severity of the decrease in fair value, the length of time that the fair value has been less than the cost basis of the security, the financial condition and near-term prospects of the issuer, and whether we intend to sell or may be required to sell the security before anticipated recovery of our cost basis. Changes in our estimates of the fair values of our available-for-sale securities may result in material increases or decreases in our net income in the period in which the change occurs.
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
Goodwill, Purchased Intangible Assets and Other Long-Lived Assets — Impairment Assessments
We estimate the fair value of purchased intangible assets and other long-lived assets that have finite useful lives whenever an event or change in circumstances indicates that the carrying value of the asset may not be recoverable. We test for potential impairment of goodwill and other intangible assets that have indefinite useful lives annually in our fourth fiscal quarter or whenever indicators of impairment arise. The timing of the annual test may result in charges to our statement of operations in our fourth fiscal quarter that could not have been reasonably foreseen in prior periods.
In order to estimate the fair value of goodwill, we use a weighted combination of a discounted cash flow model (known as the income approach) and comparisons to publicly traded companies engaged in similar businesses (known as the market approach). The income approach requires us to use a number of assumptions, including market factors specific to the business, the amount and timing of estimated future cash flows to be generated by the business over an extended period of time, long-term growth rates for the business, and a rate of return that considers the relative risk of achieving the cash flows and the time value of money. We evaluate cash flows at the reporting unit level and the number of reporting units that we have identified may make impairment more probable than it would be at a company with fewer reporting units and more integrated operations following acquisitions. Although the assumptions we use in our discounted cash flow model are consistent with the assumptions we use to generate our internal strategic plans and forecasts, significant judgment is required to estimate the amount and timing of future cash flows from each reporting unit and the relative risk of achieving those cash flows. When using the market approach, we make judgments about the comparability of publicly traded companies engaged in similar businesses. We base our judgments on factors such as size, growth rates, profitability, risk, and return on investment. We also make judgments when adjusting market multiples of revenue, operating income, and earnings for these companies to reflect their relative similarity to our own businesses. We had a total of $1.8 billion in goodwill on our balance sheet at July 31, 2009. See Note 4 to the financial statements in Item 8 for a summary of goodwill by reportable segment.
In order to estimate the fair value of purchased intangible assets and other long-lived assets that have finite useful lives, we estimate the present value of future cash flows from those assets. The key assumptions that we use in our discounted cash flow model are the amount and timing of estimated future cash flows to be generated by the asset over an extended period of time and a rate of return that considers the relative risk of achieving the cash flows and the time value of money. Significant judgment is required to estimate the amount and timing of future cash flows and the relative risk of achieving those cash flows. We also make judgments about the remaining useful lives of purchased intangible assets and other long-lived assets that have finite lives. We had a total of $293.0 million in net purchased intangible assets on our balance sheet at July 31, 2009.
Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. For example, if our future operating results do not meet current forecasts or if we experience a sustained decline in our market capitalization that is determined to be indicative of a reduction in fair value of one or more of our reporting units, we may be required to record future impairment charges for goodwill and purchased intangible assets. Impairment charges could materially decrease our future net income and result in lower asset values on our balance sheet.
Accounting for Share-Based Compensation Plans
At July 31, 2009, there was $240.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans which we will amortize to expense in the future. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.1 years.

We use a lattice binomial model and the assumptions shown in Note 12 to the financial statements in Item 8 to estimate the fair value of stock options granted. We estimate the expected term of options granted based on implied exercise patterns using a binomial model. We estimate the volatility of our common stock at the date of grant based on the implied volatility of publicly traded one-year and two-year options on our common stock. Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. We base the risk-free interest rate that we use in our option valuation model on the implied yield in effect at the time of option grant on constant maturity U.S. Treasury issues with equivalent remaining terms. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in our option valuation model. We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. We amortize the fair value of options on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. We may elect to use different assumptions under our option valuation model in the future, which could materially affect our net income or loss and net income or loss per share. We value restricted stock units using the intrinsic value method. We amortize the value of restricted stock units on a straight-line basis over the restriction period.
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
At July 31, 2009, we had net deferred tax assets of $128.7 million which included a valuation allowance of $5.7 million for certain state net operating loss carryforwards. We recorded the valuation allowance to reflect uncertainties about whether we will be able to utilize some of our deferred tax assets before they expire. The valuation allowance is based on our estimates of taxable income for the jurisdictions in which we operate and the period over which our deferred tax assets will be realizable. While we have considered future taxable income in assessing the need for a valuation allowance, we could in the future be required to increase the valuation allowance to take into account additional deferred tax assets that we may be unable to realize. An increase in the valuation allowance would have an adverse impact, which could be material, on our income tax provision and net income in the period in which we record the increase.
We recognize and measure benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not of being sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Significant judgment is required to evaluate uncertain tax positions. We evaluate our uncertain tax positions on a quarterly basis. Our evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our income tax expense in the period in which we make the change, which could have a material impact on our effective tax rate and operating results.
Results of Operations
Financial Overview

	Fiscal	Fiscal	Fiscal	2009-2008	2008-2007
(Dollars in millions, except per share amounts)	2009	2008	2007	% Change	% Change

Total net revenue	$3,182.5	$3,071.0	$2,672.9	4%	15%
Operating income from continuing operations	682.1	650.8	637.6	5%	2%
Net income from continuing operations	447.0	450.8	443.5	-1%	2%
Diluted net income per share from continuing operations	$1.35	$1.33	$1.25	2%	6%

Total net revenue increased $111.5 million or 4% in fiscal 2009 compared with fiscal 2008. Consumer Tax segment revenue increased $67.0 million or 7% in fiscal 2009 due to 36% growth in TurboTax Online units, which more than offset an 11% decrease in TurboTax desktop units. Payments Solutions segment revenue increased $37.4 million or 15% in fiscal 2009 due to growth in the core merchant services customer base and revenue from ECHO, partially offset by a decline in transaction processing volume per customer. Employee Management Solutions segment revenue increased $27.9 million or 8% in fiscal 2009 due to the realization of the full effect of pricing changes made in fiscal 2008. Accounting Professionals segment revenue increased $25.1 million or 8% in fiscal 2009 due to price increases and Financial Institutions revenue increased $12.5 million or 4% due to growth in Internet banking and bill-pay end users, partially offset by a decline in revenue per end user. Revenue in our Other Businesses segment decreased $45.1 million or 14% in fiscal 2009 and revenue in our Financial Management Solutions segment decreased $13.3 million or 2%. We believe that fiscal 2009 revenue in these two segments was affected by slower small business and consumer spending. See “Total Net Revenue by Business Segment” later in this Item 7 for more information.
Operating income from continuing operations for fiscal 2009 increased $31.3 million or 5% compared with fiscal 2008. The increase in operating income was due to $111.5 million in higher revenue partially offset by $80.2 million in higher costs and expenses. In fiscal 2009 total costs and expenses increased about $49 million due to our fiscal 2008 acquisitions of Homestead and ECHO; about $31 million due to higher advertising and other marketing expenses to support the launch and subsequent promotion of TurboTax 2008 and QuickBooks 2009; about $27 million due to higher depreciation expense for investments in our infrastructure; about $20 million due to higher share-based compensation expense; and $12.6 million due to a charge for the historical use of certain technology licensing rights. These increases in total costs and expenses were partially offset by decreases of about $45 million due to lower performance incentive payouts and about $33 million in compensation and benefit savings due to lower staffing levels and lower severance related charges in fiscal 2009. See “Cost of Revenue” and “Operating Expenses” later in this Item 7 for more information.
Net income from continuing operations decreased $3.8 million or 1% in fiscal 2009 compared with fiscal 2008. In fiscal 2008 we recorded a pre-tax gain of $51.6 million on the sale of certain outsourced payroll assets; there was no comparable transaction in fiscal 2009. See “Dispositions and Discontinued Operations” later in this Item 7 for more information. In addition, interest and other income decreased $25.0 million in fiscal 2009 compared with fiscal 2008. The impact of lower interest rates more than offset the impact of higher average invested balances and resulted in $18.5 million lower interest income. Due to certain discrete tax items, our effective tax rate for fiscal

2009 was 31%. Our effective tax rate for fiscal 2008 was 35%. See “Income Taxes” later in this Item 7 for more information about our effective tax rates for these periods.
Due to the foregoing factors, diluted net income per share from continuing operations of $1.35 in fiscal 2009 increased 2% compared with $1.33 in fiscal 2008.
Total Net Revenue by Business Segment
The table below and the discussion of total net revenue that follows it are organized in accordance with our seven reportable business segments. See Note 15 to the financial statements in Item 8 for descriptions of product revenue and service and other revenue for each segment.
We have reclassified segment results for all periods presented to reflect the continued evolution of our business. We no longer combine results for our Payroll operating segment with results for our Payments operating segment because management currently views these businesses separately. We also changed the name of our QuickBooks segment to Financial Management Solutions, our new Payroll segment to Employee Management Solutions, and our new Payments segment to Payments Solutions. We transferred revenue for our Point of Sale offerings from our Financial Management Solutions segment to our Payments Solutions segment to align this product group more closely with the customers they serve. Total Point of Sale revenue was less than $40 million for all periods presented. We also reclassified certain retail sales expenses from common expenses to segment income or loss, consistent with how management now views these expenses. These expenses were less than $25 million for all periods presented.

		% Total		% Total		% Total
	Fiscal	Net	Fiscal	Net	Fiscal	Net	2009-2008	2008-2007
(Dollars in millions)	2009	Revenue	2008	Revenue	2007	Revenue	% Change	% Change

Financial Management Solutions (QuickBooks)
Product revenue	$383.0		$445.8		$453.8
Service and other revenue	195.8		146.3		97.4

Subtotal	578.8	18%	592.1	19%	551.2	20%	-2%	7%

Employee Management Solutions (Payroll)
Product revenue	236.5		212.7		200.7
Service and other revenue	128.3		124.2		147.6

Subtotal	364.8	12%	336.9	11%	348.3	13%	8%	-3%

Payments Solutions
Product revenue	28.4		32.6		39.3
Service and other revenue	262.6		221.0		164.1

Subtotal	291.0	9%	253.6	8%	203.4	8%	15%	25%

Consumer Tax
Product revenue	256.4		311.6		300.7
Service and other revenue	740.0		617.8		512.2

Subtotal	996.4	31%	929.4	30%	812.9	30%	7%	14%

Accounting Professionals
Product revenue	321.6		301.5		283.8
Service and other revenue	30.2		25.2		30.4

Subtotal	351.8	11%	326.7	11%	314.2	12%	8%	4%

Financial Institutions
Product revenue	0.3		0.8		0.2
Service and other revenue	310.8		297.8		150.2

Subtotal	311.1	10%	298.6	10%	150.4	6%	4%	99%

Other Businesses
Product revenue	157.8		191.7		168.9
Service and other revenue	130.8		142.0		123.6

Subtotal	288.6	9%	333.7	11%	292.5	11%	-14%	14%

Total Company
Product revenue	1,384.0		1,496.7		1,447.4
Service and other revenue	1,798.5		1,574.3		1,225.5

Total net revenue	$3,182.5	100%	$3,071.0	100%	$2,672.9	100%	4%	15%

Financial Management Solutions (formerly known as QuickBooks)
Fiscal 2009 Compared with Fiscal 2008. Financial Management Solutions total net revenue decreased $13.3 million or 2% in fiscal 2009 compared with fiscal 2008. Excluding revenue from Homestead, which we acquired in December 2007, Financial Management Solutions total net revenue decreased 6% in fiscal 2009. Total QuickBooks software unit sales, including activations of our free Simple Start offering, were up 6% in fiscal 2009 compared with fiscal 2008. Revenue per QuickBooks unit was lower in fiscal 2009 due to price promotion programs in some of our sales channels. QuickBooks Online subscriptions grew 11% and active QuickBooks Enterprise Solutions customers were up 12% in fiscal 2009 compared with fiscal 2008.
Fiscal 2008 Compared with Fiscal 2007. Financial Management Solutions total net revenue increased $40.9 million or 7% in fiscal 2008 compared with fiscal 2007. Excluding revenue from Homestead, which we acquired in December 2007, Financial Management Solutions total net revenue increased 5% in fiscal 2008 compared with fiscal 2007. Total QuickBooks software unit sales, including activations of our free Simple Start offering, were up slightly in fiscal 2008 compared with fiscal 2007. Revenue growth in fiscal 2008 was driven by a 14% increase in QuickBooks Online subscribers, a 22% increase in the number of active QuickBooks Enterprise Solutions customers, and 8% growth in revenue from secondary products and services sold in conjunction with QuickBooks software units.
Employee Management Solutions (formerly known as Payroll)
Fiscal 2009 Compared with Fiscal 2008. Employee Management Solutions total net revenue increased $27.9 million or 8% in fiscal 2009 compared with fiscal 2008 due predominantly to the realization of the full effect in fiscal 2009 of pricing changes made in fiscal 2008. PayCycle, which we acquired in July 2009, had a negligible effect on fiscal 2009 Employee Management Solutions revenue.
Fiscal 2008 Compared with Fiscal 2007. Employee Management Solutions total net revenue decreased $11.4 million or 3% in fiscal 2008 compared with fiscal 2007 as we completed the transition of portions of our Complete Payroll and Premier Payroll Services customer base in connection with a sale of assets to ADP. We estimate that revenue growth in this segment in fiscal 2008 compared with fiscal 2007 would have been approximately 9% when adjusted for the impact of the sale of those payroll customers.
Payments Solutions
Fiscal 2009 Compared with Fiscal 2008. Payments Solutions total net revenue increased $37.4 million or 15% in fiscal 2009 compared with fiscal 2008. Revenue in fiscal 2009 increased due to 14% growth in our core merchant services customer base and revenue from ECHO, which we acquired in February 2008. Transaction volume per customer was down about 8% in fiscal 2009 compared with fiscal 2008, reflecting an overall reduction in consumer spending associated with the current economic environment. Excluding revenue from ECHO, Payments Solutions segment revenue increased approximately 8% in fiscal 2009 compared with fiscal 2008.
Fiscal 2008 Compared with Fiscal 2007. Payments Solutions total net revenue increased $50.2 million or 25% in fiscal 2008 compared with fiscal 2007 due to 18% growth in our core merchant services customer base and revenue from ECHO, which we acquired in February 2008. We estimate that revenue growth in our Payments Solutions segment in fiscal 2008 compared with fiscal 2007 would have been approximately 17% when adjusted for the impact of our acquisition of ECHO.
Consumer Tax
Fiscal 2009 Compared with Fiscal 2008. Consumer Tax total net revenue increased $67.0 million or 7% in fiscal 2009 compared with fiscal 2008. The fiscal 2009 revenue increase was due to 36% growth in federal TurboTax Online units, which more than offset an 11% decrease in federal TurboTax desktop units. We included federal electronic filing services with our TurboTax desktop software for the first time in the 2008 tax year. Net of related price increases, we estimate that this decision resulted in a reduction of about $25 million in Consumer Tax revenue for fiscal 2009.

Fiscal 2008 Compared with Fiscal 2007. Consumer Tax total net revenue increased $116.5 million or 14% in fiscal 2008 compared with fiscal 2007. The fiscal 2008 revenue increase was due to 17% growth in total federal TurboTax units, which was driven by 37% growth in TurboTax Online units. TurboTax desktop units were flat in fiscal 2008 compared with fiscal 2007.
Accounting Professionals
Fiscal 2009 Compared with Fiscal 2008. Accounting Professionals total net revenue increased $25.1 million or 8% in fiscal 2009 compared with fiscal 2008 due to price increases.
Fiscal 2008 Compared with Fiscal 2007. Accounting Professionals total net revenue increased $12.5 million or 4% in fiscal 2008 compared with fiscal 2007. We discontinued our ProSeries Express product line in fiscal 2008, which we estimate resulted in a loss of five percentage points of growth for the Accounting Professionals segment in fiscal 2008 compared with fiscal 2007.
Financial Institutions
Fiscal 2009 Compared with Fiscal 2008. Financial Institutions total net revenue increased $12.5 million or 4% in fiscal 2009 compared with fiscal 2008. Internet banking end users increased 3% and bill-pay end users were up 20% in fiscal 2009. Lower revenue per user partially offset growth in the Internet banking and bill-pay customer bases.
Fiscal 2008 Compared with Fiscal 2007. Financial Institutions total net revenue increased $148.2 million to $298.6 million in fiscal 2008 compared with fiscal 2007 due mainly to revenue from Digital Insight, which we acquired in February 2007. In fiscal 2008 Internet banking end users grew 10% and bill-pay end users grew 16%.
Other Businesses
Fiscal 2009 Compared with Fiscal 2008. Other Businesses total net revenue decreased $45.1 million or 14% in fiscal 2009 compared with fiscal 2008. Quicken sales were down 15% in fiscal 2009 due to the overall reduction in consumer spending. In addition, the stronger U.S. dollar contributed to a decline in Canadian revenue and revenue from our business in the UK, lowering Other Businesses segment revenue growth by approximately seven percentage points in fiscal 2009 compared with fiscal 2008.
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
Cost of Revenue

		% of		% of		% of
	Fiscal	Related	Fiscal	Related	Fiscal	Related
(Dollars in millions)	2009	Revenue	2008	Revenue	2007	Revenue

Cost of product revenue	$157.2	11%	$154.1	10%	$169.1	12%
Cost of service and other revenue	458.5	25%	414.1	26%	309.4	25%
Amortization of purchased intangible assets	61.2	n/a	56.0	n/a	30.9	n/a

Total cost of revenue	$676.9	21%	$624.2	20%	$509.4	19%

Our cost of revenue has three components: (1) cost of product revenue, which includes the direct costs of manufacturing and shipping our desktop software products; (2) cost of service and other revenue, which reflects direct costs associated with providing services, including data center costs related to delivering Internet-based services, and costs associated with revenue sharing and online transactions revenue; and (3) amortization of purchased intangible assets, which represents the cost of amortizing developed technologies that we have obtained through acquisitions over their useful lives.
Fiscal 2009 Compared with Fiscal 2008. Cost of product revenue as a percentage of product revenue increased slightly to 11% in fiscal 2009 from 10% in fiscal 2008 due to product mix. Cost of service and other revenue as a percentage of service and other revenue decreased slightly to 25% in fiscal 2009 from 26% in fiscal 2008 due to an increase of $122.2 million in revenue from TurboTax Online and consumer electronic tax filing services, which have relatively lower costs of service revenue compared with our other service offerings. Partially offsetting this benefit, fiscal 2009 cost of service and other revenue included a $12.6 million charge for the historical use of certain technology licensing rights that we acquired in May 2009.
Amortization of purchased intangible assets increased in fiscal 2009 compared with fiscal 2008 due primarily to the amortization of Homestead and ECHO purchased intangible assets, which we acquired in fiscal 2008.
Fiscal 2008 Compared with Fiscal 2007. Cost of product revenue as a percentage of product revenue decreased to 10% in fiscal 2008 from 12% in fiscal 2007 due to cost efficiencies achieved for our QuickBooks 2008 and Consumer Tax product lines. Cost of service and other revenue as a percentage of service and other revenue increased slightly to 26% in fiscal 2008 from 25% in fiscal 2007. The impact of our acquisition of Digital Insight, which has relatively higher costs of service revenue, was partially offset by the impact of $105.6 million growth in revenue from TurboTax Online and consumer electronic tax filing services, which have relatively lower costs of service revenue compared with our other service offerings.
Amortization of purchased intangible assets increased in fiscal 2008 compared with fiscal 2007 due primarily to the amortization of Digital Insight purchased intangible assets, which we acquired in February 2007.
Operating Expenses

		% of		% of		% of
		Total		Total		Total
	Fiscal	Net	Fiscal	Net	Fiscal	Net
(Dollars in millions)	2009	Revenue	2008	Revenue	2007	Revenue

Selling and marketing	$927.2	29%	$859.6	28%	$742.4	28%
Research and development	566.2	18%	605.8	20%	472.5	17%
General and administrative	288.1	9%	295.0	10%	291.1	11%
Acquisition-related charges	42.1	1%	35.5	1%	20.0	1%

Total operating expenses	$1,823.6	57%	$1,795.9	59%	$1,526.0	57%

Fiscal 2009 Compared with Fiscal 2008. Total operating expenses as a percentage of total net revenue decreased to 57% in fiscal 2009 from 59% in fiscal 2008 due to $111.5 million higher revenue partially offset by $27.6 million higher total operating expenses in fiscal 2009. Total operating expenses in fiscal 2009 included an increase of about $32 million for the operating expenses of acquired businesses; an increase of about $31 million for advertising and other marketing expenses to support the launch and subsequent promotion of TurboTax 2008 and QuickBooks 2009; an increase of about $27 million due to higher depreciation expense for investments in our infrastructure; and an increase of about $18 million due to higher share-based compensation expense. Share-based compensation expense was higher in fiscal 2009 compared with fiscal 2008 due to our broad use of restricted stock units in addition to stock options. These increases were partially offset by decreases of about $45 million due to lower performance incentive payouts and about $33 million in compensation and benefit savings due to lower staffing levels and lower severance related charges in fiscal 2009.
Acquisition-related charges increased in fiscal 2009 compared with fiscal 2008 primarily due to the amortization of Homestead and ECHO purchased intangible assets, which we acquired in fiscal 2008.
Fiscal 2008 Compared with Fiscal 2007. Total operating expenses as a percentage of total net revenue increased to 59% in fiscal 2008 from 57% in fiscal 2007. Total operating expenses in dollars increased about $270 million in fiscal 2008, approximately $109 million of which was due to our acquisitions of Digital Insight, Homestead and ECHO and approximately $37 million of which was due to higher share-based compensation expense. Share-based compensation expense was higher in fiscal 2008 compared with fiscal 2007 due to our broad use of restricted stock units in addition to stock options. We also recorded a $23 million restructuring charge in the fourth quarter of fiscal 2008 in connection with a reallocation of resources to key growth businesses.
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
Segment Operating Income (Loss)
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. Segment expenses do not include certain costs, such as corporate selling and marketing, product development, and general and administrative expenses and share-based compensation expenses, which are not allocated to specific segments. These unallocated costs totaled $516.8 million in fiscal 2009, $543.0 million in fiscal 2008 and $486.4 million in fiscal 2007. Segment expenses also do not include amortization of purchased intangible assets and acquisition-related charges. See Note 15 to the financial statements in Item 8 for reconciliations of total segment operating income to operating income from continuing operations for each fiscal year presented.

		% of		% of		% of
	Fiscal	Related	Fiscal	Related	Fiscal	Related
(Dollars in millions)	2009	Revenue	2008	Revenue	2007	Revenue

Financial Management Solutions (QuickBooks)	$113.3	20%	$169.7	29%	$169.1	31%
Employee Management Solutions (Payroll)	207.6	57%	166.3	49%	164.3	47%
Payments Solutions	31.6	11%	42.8	17%	49.9	25%
Consumer Tax	628.7	63%	587.7	63%	501.7	62%
Accounting Professionals	186.0	53%	162.6	50%	154.4	49%
Financial Institutions	69.4	22%	57.0	19%	38.8	26%
Other Businesses	65.6	23%	99.2	30%	96.7	33%

Total segment operating income	$1,302.2	41%	$1,285.3	42%	$1,174.9	44%

Financial Management Solutions (formerly known as QuickBooks)
Fiscal 2009 Compared with Fiscal 2008. Financial Management Solutions segment operating income as a percentage of related revenue decreased to 20% in fiscal 2009 from 29% in fiscal 2008. Financial Management Solutions revenue was $13.3 million lower in fiscal 2009 while total costs and expenses increased. Selling and marketing expenses increased approximately $41 million in fiscal 2009, including about $13 million due to our fiscal 2008 acquisition of Homestead and about $15 million due to higher advertising and other marketing expenses to support the launch and subsequent promotion of QuickBooks 2009. Product development expenses increased approximately $7 million in fiscal 2009 compared with fiscal 2008.
Fiscal 2008 Compared with Fiscal 2007. Financial Management Solutions segment operating income as a percentage of related revenue decreased to 29% in fiscal 2008 from 31% in fiscal 2007. Financial Management Solutions revenue grew $40.9 million in fiscal 2008 compared with fiscal 2007, including revenue from Homestead. Cost of revenue increased approximately $4 million as cost efficiencies achieved for our QuickBooks 2008 product line partially offset higher costs associated with QuickBooks services. Including Homestead, selling and marketing expenses increased approximately $17 million, product development expenses increased approximately $15 million and general and administrative expenses increased approximately $5 million in fiscal 2008 compared with fiscal 2007.
Employee Management Solutions (formerly known as Payroll)
Fiscal 2009 Compared with Fiscal 2008. Employee Management Solutions segment operating income as a percentage of related revenue increased to 57% in fiscal 2009 from 49% in fiscal 2008. Segment revenue grew $27.9 million in fiscal 2009 compared with fiscal 2008 while costs and expenses decreased approximately $13 million due to about $22 million in lower Small Business Group common cost allocations partially offset by about $9 million in charges for asset write-downs and consolidation of workforces that resulted from our July 2009 acquisition of PayCycle.
Fiscal 2008 Compared with Fiscal 2007. Employee Management Solutions segment operating income as a percentage of related revenue increased to 49% in fiscal 2008 from 47% in fiscal 2007. Segment revenue decreased $11.4 million in fiscal 2008 compared with fiscal 2007. During fiscal 2008 we continued to transition certain full service payroll customers, which have relatively higher costs of revenue, to ADP. Higher gross margins in fiscal 2008 were partially offset by higher expenses, including an increase of approximately $6 million for product development expenses.
Payments Solutions
Fiscal 2009 Compared with Fiscal 2008. Payments Solutions segment operating income as a percentage of related revenue decreased to 11% in fiscal 2009 from 17% in fiscal 2008. Segment revenue grew $37.4 million in fiscal 2009 compared with fiscal 2008 while costs and expenses increased about $49 million. In fiscal 2009 total segment expense increased about $15 million due to our February 2008 acquisition of ECHO; about $11 million due to higher cost of revenue in the core merchant services business; about $7 million due to higher sales and marketing expenses in the core merchant services business; about $4 million due to higher product development expenses in the core merchant services business; and about $4 million due to higher depreciation from infrastructure investments.
Fiscal 2008 Compared with Fiscal 2007. Payments Solutions segment operating income as a percentage of related revenue decreased to 17% in fiscal 2008 from 25% in fiscal 2007. Segment revenue increased $50.2 million in fiscal 2008 compared with fiscal 2007 while costs and expenses increased about $16 million due to our February 2007 acquisition of ECHO and about $10 million for infrastructure and lease termination costs.
Consumer Tax
Fiscal 2009 Compared with Fiscal 2008. Consumer Tax segment operating income as a percentage of related revenue was flat at 63% in fiscal 2009 and fiscal 2008. The $67.0 million growth in Consumer Tax revenue in fiscal 2009 was partially offset by an increase of about $16 million in advertising and other marketing expenses to support the launch and subsequent promotion of TurboTax 2008 and an increase of about $7 million in research and development expenses.
Fiscal 2008 Compared with Fiscal 2007. Consumer Tax segment operating income as a percentage of related revenue increased slightly to 63% in fiscal 2008 from 62% in fiscal 2007. The $116.5 million growth in Consumer Tax revenue in fiscal 2008 was partially offset by higher expenses, including increases of approximately $25 million for selling and marketing expenses (including higher radio, television and online advertising expenses as well as higher direct marketing expenses) and approximately $12 million for product development expenses. Lower cost of revenue partially offset the increases in selling and marketing expenses and product development expenses.
Accounting Professionals
Fiscal 2009 Compared with Fiscal 2008. Accounting Professionals segment operating income as a percentage of related revenue increased to 53% in fiscal 2009 from 50% in fiscal 2008. Accounting Professionals revenue increased $25.1 million while costs and expenses were relatively stable in fiscal 2009 compared with fiscal 2008.
Fiscal 2008 Compared with Fiscal 2007. Accounting Professionals segment operating income as a percentage of related revenue increased slightly to 50% in fiscal 2008 from 49% in fiscal 2007. Accounting Professionals revenue increased $12.5 million while costs and expenses were relatively stable in fiscal 2008 compared with fiscal 2007.
Financial Institutions
Fiscal 2009 Compared with Fiscal 2008. Financial Institutions segment operating income as a percentage of related revenue increased to 22% in fiscal 2009 from 19% in fiscal 2008. Financial Institutions revenue increased $12.5 million while costs and expenses were relatively stable in fiscal 2009 compared with fiscal 2008.
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
Other Businesses
Fiscal 2009 Compared with Fiscal 2008. Other Businesses segment operating income as a percentage of related revenue decreased to 23% in fiscal 2009 from 30% in fiscal 2008 due to the decrease in segment revenue in fiscal 2009. While revenue from our businesses in Canada and the UK was lower in fiscal 2009 by approximately $23 million due to the stronger U.S. dollar, total costs and expenses for this segment were also lower by approximately $13 million due to the impact of foreign exchange rates.
Fiscal 2008 Compared with Fiscal 2007. Other Businesses segment operating income as a percentage of related revenue decreased to 30% in fiscal 2008 from 33% in fiscal 2007. About a quarter of the $41.2 million in fiscal 2008 revenue growth in this segment came from our Intuit Real Estate Solutions business, which sells its products and services through a direct sales force and therefore has a higher cost structure than the other businesses in this segment. While revenue from our business in Canada was higher in fiscal 2008 due in part to the weaker U.S. dollar, total costs and expenses for this business also increased due to the impact of foreign exchange rates. In addition, fiscal 2008 selling and marketing expenses in our business in Canada increased in support of our latest QuickBooks and consumer tax offerings.
Non-Operating Income and Expenses
Interest Expense
In March 2007 we issued $1 billion in senior notes. Interest expense of $51.2 million for fiscal 2009, $52.3 million for fiscal 2008 and $27.1 million for fiscal 2007 consisted primarily of interest on $500 million in principal amount of the senior notes at 5.40% and interest on $500 million in principal amount of the senior notes at 5.75%. The senior notes are due in March 2012 and March 2017 and are redeemable by Intuit at any time, subject to a make-whole premium. See Note 9 to the financial statements in Item 8 for more information.
Interest and Other Income

	Fiscal	Fiscal	Fiscal
(In millions)	2009	2008	2007

Interest income	$20.5	$39.0	$45.0
Net losses on executive deferred compensation plan assets	(5.9)	(3.4)	(1.0)
Quicken Loans royalties and fees	7.5	7.5	9.3
Gain on sale of assets	—	2.7	—
Net foreign exchange gain (loss)	(0.6)	0.5	(0.1)
Other	—	0.2	(0.5)

Total interest and other income	$21.5	$46.5	$52.7

Interest and other income consists primarily of interest income. The impact of lower interest rates more than offset the impact of higher average invested balances and resulted in lower interest income in fiscal 2009 compared with fiscal 2008. Lower interest rates and lower average invested balances resulted in lower interest income in fiscal 2008 compared with fiscal 2007. We record gains and losses associated with executive deferred compensation plan assets in interest and other income and gains and losses associated with the related liabilities in operating expense. The amounts recorded in operating expense generally offset the amounts recorded in interest and other income. Total interest and other income for all periods presented included royalties and fees from trademark license and distribution agreements that we entered into when we sold our Quicken Loans mortgage business in July 2002.
Income Taxes
Effective Tax Rate
Our effective tax rate for fiscal 2009 was approximately 31%. Excluding discrete tax benefits primarily related to a favorable agreement we entered into with a tax authority and the retroactive reinstatement of the federal research and experimentation credit, our effective tax rate for that period was approximately 35% and did not differ significantly from the federal statutory rate of 35%. State income taxes were partially offset primarily by the benefit we received from federal and state research and experimentation credits, the domestic production activities deduction, and tax exempt interest income.
Our effective tax rate for fiscal 2008 was 35% and did not differ significantly from the federal statutory rate of 35%. State income taxes were offset primarily by the benefit we received from tax exempt interest income, the domestic production activities deduction, and federal and state research and experimentation credits.
Our effective tax rate for fiscal 2007 was 36% and did not differ significantly from the federal statutory rate of 35%. State income taxes were partially offset by the benefit we received from tax exempt interest income, federal and state research and experimentation credits and the domestic production activities deduction. In addition, in fiscal 2007 we benefited from the retroactive extension of the federal research and experimentation credit.
In January 2009 we entered into a favorable agreement with a state tax authority with respect to certain tax years including years ended prior to fiscal 2009. As a result of this agreement, we recorded a discrete tax benefit of $18.0 million during the twelve months ended July 31, 2009.
In October 2008 changes in federal tax law resulted in the reinstatement of the federal research and experimentation credit through December 31, 2009 that was retroactive to January 1, 2008. In December 2006 changes in federal tax law resulted in the reinstatement of the federal research and experimentation credit through December 31, 2007 that was retroactive to January 1, 2006. We recorded discrete tax benefits of approximately $6.9 million and $3.7 million for the retroactive amounts related to fiscal years 2008 and 2006 during the twelve months ended July 31, 2009 and 2007.

See Note 11 to the financial statements in Item 8 for more information about our effective tax rates.
Tax Carryforwards
We acquired PayCycle in fiscal 2009 and ECHO and Homestead in fiscal 2008. See Note 6 to the financial statements in Item 8. These companies had federal net operating loss carryforwards at their respective dates of acquisition that totaled approximately $126 million. We have recorded the tax effects of these carryforwards, which together totaled approximately $44 million, as deferred tax assets at the respective dates of acquisition. The carryforwards do not result in an income tax provision benefit, but they reduce income taxes payable and cash paid for income taxes as we utilize them. At July 31, 2009, we had total federal net operating loss carryforwards of $104.0 million that will expire starting in fiscal 2019.
Net Deferred Tax Assets
At July 31, 2009, we had net deferred tax assets of $128.7 million which included a valuation allowance of $5.7 million for certain state net operating loss carryforwards. We recorded the valuation allowance to reflect uncertainties about whether we will be able to utilize some of our deferred tax assets before they expire. While we believe our current valuation allowance is sufficient, we could in the future be required to increase the valuation allowance to take into account additional deferred tax assets that we may be unable to realize. We assess the need for an adjustment to the valuation allowance on a quarterly basis. The assessment is based on our estimates of future sources of taxable income for the jurisdictions in which we operate and the periods over which our deferred tax assets will be realizable. See Note 11 to the financial statements in Item 8 for more information.
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
Intuit Distribution Management Solutions Discontinued Operations
In August 2007 we sold our Intuit Distribution Management Solutions (IDMS) business for approximately $100 million in cash and recorded a net gain on disposal of $27.5 million. IDMS was part of our Other Businesses segment. We have accounted for IDMS as a discontinued operation and segregated its operating results from continuing operations in our statements of operations for all periods prior to the sale. Revenue from IDMS was $1.9 million in fiscal 2008 and $52.0 million in fiscal 2007.
Sale of Outsourced Payroll Assets
In March 2007 we sold certain assets related to our Complete Payroll and Premier Payroll Service businesses to ADP. The final purchase price was contingent upon the number of customers that transitioned to ADP pursuant to the purchase agreement over a period of approximately one year from the date of sale. We recorded pre-tax gains of $51.6 million in fiscal 2008 and $31.7 million in fiscal 2007 in our statement of operations for customers who transitioned to ADP during those periods. We received a total purchase price of $93.6 million and recorded a total pre-tax gain of $83.2 million from the inception of this transaction through its completion in the third quarter of fiscal 2008. The assets were part of our Employee Management Solutions segment.
Liquidity and Capital Resources
Overview
At July 31, 2009, our cash, cash equivalents and investments totaled $1.3 billion, an increase of $519.2 million from July 31, 2008 due to the factors described in “Statements of Cash Flows” below. Cash, cash equivalents and investments at July 31, 2009 included $150.9 in municipal auction rate securities. We did not classify any of the municipal auction rate securities we held at July 31, 2008 as cash, cash equivalents and investments. At July 31,

2009 and 2008, we also held $93.6 million and $285.3 million in municipal auction rate securities that we classified as long-term investments on our balance sheet. See “Auction Rate Securities” below for more information. Our primary source of liquidity has been cash from operations, which entails the collection of accounts receivable for products and services. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, acquisitions of businesses, debt service costs and repurchases of common stock.
In March 2007 we issued five-year and ten-year senior unsecured notes totaling $1 billion in connection with our acquisition of Digital Insight. We also have a $500 million unsecured revolving line of credit facility that is described later in this Item 7. To date we have not borrowed under the facility.
The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

	July 31,		July 31,		$	%
(Dollars in millions)	2009		2008		Change	Change

Cash, cash equivalents and investments	$1,347.0		$827.8		$519.2	63%
Long-term investments	97.1		288.3		(191.2)	(66%)
Long-term debt	998.2		998.0		0.2	0%
Working capital	884.0		306.3		577.7	189%
Ratio of current assets to current liabilities	1.8	: 1	1.2	: 1

Auction Rate Securities
At July 31, 2009, we held a total of $244.5 million in municipal auction rate securities. Based on the maturities of the underlying securities and the put option described below, we classified $150.9 million of these securities as short-term investments and $93.6 million of these securities as long-term investments on our balance sheet at that date. All of the municipal auction rate securities we held at July 31, 2009 were rated A or better by the major credit rating agencies and 86% were collateralized by student loans guaranteed by the U.S. Department of Education. These securities are long-term debt instruments that are intended to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 35 days. Due to a decrease in liquidity in the global credit markets, in February 2008 auctions began failing for the municipal auction rate securities we held. Regularly scheduled auctions for these securities have generally continued to fail since that time. When these auctions initially failed, higher interest rates for many of the securities went into effect in accordance with the terms of the prospectus for each security. As of July 31, 2009, we had received all interest payments in accordance with the contractual terms of these securities. During fiscal 2009 issuers redeemed at par value $40.8 million of municipal auction rate securities that we held.
In August 2008 the broker-dealers for our municipal auction rate securities announced settlements under which they may provide liquidity solutions, or purchase, the auction rate securities held by their institutional clients. On November 4, 2008 we accepted an offer from UBS AG (UBS), one of the broker-dealers for our municipal auction rate securities, that gives us the option to sell UBS a total of $140.9 million in municipal auction rate securities at par value at any time during a two-year period beginning June 30, 2010. The offer also gives UBS the discretion to buy any or all of these municipal auction rate securities from us at par value at any time. To date UBS has not purchased any of these securities from us. We currently intend to exercise our option to sell UBS all of these municipal auction rate securities at par value in accordance with the terms of the offer within the next twelve months. We continue to have counter-party risk associated with UBS.
Based on our expected operating cash flows and our other sources of cash, we do not believe that the reduction in liquidity of our municipal auction rate securities will have a material impact on our overall ability to meet our liquidity needs.

Statements of Cash Flows
The following table summarizes selected items from our statements of cash flows for fiscal 2009, 2008 and 2007. See the financial statements in Item 8 for complete statements of cash flows for those periods.

	Fiscal	Fiscal	Fiscal
(In millions)	2009	2008	2007

Net cash provided by operating activities of continuing operations	$812.4	$830.2	$726.8
Net income from continuing operations	447.0	477.5	441.1
Depreciation	149.1	116.6	94.2
Amortization of intangible assets	125.6	99.9	64.4
Share-based compensation	132.8	113.3	77.3

Net cash used in investing activities of continuing operations	(432.4)	(86.1)	(1,412.5)
Acquisitions of businesses and intangible assets, net of cash acquired	(187.4)	(264.5)	(1,271.8)
Net (purchases) sales of available-for-sale debt securities	(66.7)	347.9	59.8
Purchases of property and equipment	(182.5)	(306.1)	(153.2)
Proceeds from sales of assets and divestitures of businesses	—	132.0	54.9

Net cash provided by (used in) financing activities	(110.3)	(586.5)	733.9
Issuance of long-term debt, net of discounts	—	—	997.8
Purchase of treasury stock	(300.2)	(800.0)	(506.8)
Net proceeds from issuance of common stock under employee stock plans	183.6	196.9	211.4

Net increase in cash and cash equivalents	265.6	158.1	75.6

Operating Activities
During fiscal 2009 we generated $812.4 million in cash from our continuing operations. This included net income from continuing operations of $447.0 million, adjustments for depreciation and amortization of $274.7 million, and an adjustment for share-based compensation of $132.8 million. Depreciation expense increased in fiscal 2009 compared with fiscal 2008 due in part to depreciation for a new data center that we began occupying in the second half of fiscal 2009. Share-based compensation increased in fiscal 2009 compared with fiscal 2008 due to our broad use of restricted stock units in addition to stock options.
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
Investing Activities
Investing activities used $432.4 million in cash during fiscal 2009, including $187.4 million for the acquisition of businesses (primarily PayCycle) and intangible assets, $182.5 million for capital expenditures and $66.7 million for net purchases of investments. Capital expenditures in fiscal 2009 included investments in a new data center which we began occupying in the second half of fiscal 2009.
Investing activities used $86.1 million in cash during fiscal 2008, including $264.5 million for acquisitions of businesses (primarily Homestead and ECHO) and $306.1 million for capital expenditures, partially offset by the receipt of $347.9 million from sales of investments and the receipt of $132.0 million from the sale of our Intuit Distribution Management Solutions business and certain outsourced payroll assets. Capital expenditures in fiscal 2008 included investments in a new data center and expansion of office capacity to support the expected growth in our business.
Investing activities used $1.4 billion in cash during fiscal 2007, including $1.3 billion for the acquisition of Digital Insight and $153.2 million for capital expenditures.
Financing Activities
We used $110.3 million in cash for financing activities during fiscal 2009, including $300.2 million for the repurchase of common stock under our stock repurchase programs partially offset by $183.6 million from the issuance of common stock under employee stock plans. At July 31, 2009, we had authorization from our Board of Directors to expend up to an additional $299.8 million for stock repurchases through May 15, 2011.
We used $586.5 million in cash for financing activities during fiscal 2008, including $800 million for the repurchase of common stock under our stock repurchase programs partially offset by $196.9 million from the issuance of common stock under employee stock plans.
Financing activities provided $733.9 million during fiscal 2007, including $1 billion from the issuance of senior notes and $211.4 million from the issuance of common stock under employee stock plans, partially offset by the use of $506.8 million for the repurchase of common stock under our stock repurchase programs.
Stock Repurchase Programs
Our Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. During fiscal 2009, 2008 and 2007 we repurchased 10.9 million, 27.2 million and 17.1 million shares of our common stock for $300.2 million, $800.0 million and $506.6 million under our repurchase programs. At July 31, 2009, we had authorization from our Board of Directors to expend up to an additional $299.8 million for stock repurchases through May 15, 2011.
Unsecured Revolving Credit Facility
On March 22, 2007 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on March 22, 2012. Advances under the credit facility will accrue interest at rates that are equal to, at our election, either Citibank’s base rate or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.18% to 0.575% based on our senior debt credit ratings. The applicable interest rate will be increased by 0.05% for any period in which the total principal amount of advances and letters of credit under the credit facility exceeds $250 million. The agreement includes covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 and a ratio of annual EBITDA to interest payable of not less than 3.00 to 1.00. We may use amounts borrowed under this credit facility for general corporate purposes or for future acquisitions or expansion of our business. To date we have not borrowed under the credit facility. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility. We currently believe that the credit facility will be available to us should we choose to borrow under it.
Acquisition of Mint Software Inc.
On September 11, 2009 we entered into a definitive agreement to acquire Mint Software Inc., a provider of online personal finance management services. The cash transaction is valued at approximately $170 million, including the assumption of Mint outstanding stock options. Mint will become part of our Other Businesses segment. The transaction is subject to regulatory approval and customary closing conditions. We expect the transaction to close before the end of calendar 2009.
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
Off-Balance Sheet Arrangements
At July 31, 2009, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
The following table summarizes our known contractual obligations to make future payments at July 31, 2009:

	Payments Due by Period
	Less than	1-3	3-5	More than
(In millions)	1 year	years	years	5 years	Total

Amounts due under executive deferred compensation plan	$36.7	$—	$—	$—	$36.7
Senior unsecured notes	—	500.00	—	500.0	1,000.0
Interest and fees due on long-term obligations	56.3	111.9	57.5	86.3	312.0
License fee payable (1)	10.0	20.0	20.0	50.0	100.0
Operating leases	54.0	93.0	73.7	102.4	323.1
Purchase obligations (2)	47.4	30.8	0.5	—	78.7

Total contractual obligations (3)	$204.4	$755.7	$151.7	$738.7	$1,850.5

(1)	In May 2009 we entered into an agreement to license certain technology for $20 million in cash and $100 million payable over the next ten fiscal years. See Note 4 and Note 9 to the financial statements in Item 8.

(2)	Represents agreements to purchase products and services that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payments.

(3)	Excludes $47.6 million of non-current uncertain tax benefits under FIN 48, which are included in other long-term obligations on our balance sheet at July 31, 2009. We have not included this amount in the table above because we cannot make a reasonably reliable estimate regarding the timing of settlements with taxing authorities, if any.

Innovative Merchant Solutions Loan and Buyout Commitments
In April 2005 our wholly owned subsidiary, Innovative Merchant Solutions (IMS), became a member of Superior Bankcard Services, LLC (SBS), a newly formed entity that acquires merchant accounts for IMS. In connection with the formation of this entity IMS agreed to provide to SBS revolving loans in an amount of up to $40.0 million under the terms of a credit agreement. The credit agreement expires in July 2013, although certain events, such as a sale of SBS, could trigger earlier termination. Amounts outstanding under the agreement at July 31, 2009 totaled $6.8 million at interest rates of 4.3% to 5.0%. Amounts outstanding under the agreement at July 31, 2008 totaled $8.5 million at interest rates of 6.0% to 8.5%. There are no scheduled repayments on the outstanding loan balance. All unpaid principal amounts and the related accrued interest are due and payable in full at the loan expiration date.
The operating agreement of SBS outlines a process for minority members and IMS to negotiate a buyout of the minority member interests. This process began in July 2009. If the parties are not able to reach agreement, the SBS operating agreement provides for a possible sale of SBS to a third party.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements and the potential impact of these pronouncements on our financial position, results of operations and cash flows, see Note 1 to the financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 7A
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Investment Portfolio
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
See Note 10 to the financial statements in Item 8, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” in Item 7; and “Risk Factors” in Item 1A of this Annual Report on Form 10-K for a description of market events that have affected the liquidity of certain municipal auction rate securities that we held at July 31, 2009.
The following table presents our portfolio of cash equivalents and available-for-sale debt securities as of July 31, 2009 by stated maturity. The table is classified by the original maturity date listed on the security and includes cash equivalents, which consist primarily of money market funds. At July 31, 2009, the weighted average tax adjusted interest rate earned on our money market accounts was 0.57% and the weighted average tax adjusted interest rate earned on our investments was 1.20%.

	Years Ending July 31,
						2015 and
(In thousands)	2010	2011	2012	2013	2014	Thereafter	Total

Cash equivalents	$893,021	$—	$—	$—	$—	$—	$893,021
Investments	185,367	160,185	4,997	4,242	16,542	296,785	668,118
Long-term investments	—	—	—	—	—	93,650	93,650

Total	$1,078,388	$160,185	$4,997	$4,242	$16,542	$390,435	$1,654,789

Interest Rate Risk
Our cash equivalents and investments are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents and investments and the value of those investments. Should the Federal Reserve Target Rate increase by 25 basis points from the level of July 31, 2009, the value of our investments would decrease by approximately $0.9 million. Should the Federal Reserve Target Rate increase by 100 basis points from the level of July 31, 2009, the value of our investments would decrease by approximately $3.6 million.
We are also exposed to the impact of changes in interest rates as they affect our $500 million revolving credit facility. Advances under the credit facility accrue interest at rates that are equal to Citibank’s base rate or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.18% to 0.575% based on our senior debt credit ratings. Consequently, our interest expense would fluctuate with changes in the general level of these interest rates if we were to borrow any amounts under the credit facility. At July 31, 2009, no amounts were outstanding under the credit facility.

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
Since we translate foreign currencies (primarily Canadian dollars, British pounds, Indian rupees and Singapore dollars) into U.S dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant primarily because our global subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of July 31, 2009 we did not engage in foreign currency hedging activities.

ITEM 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
1.	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Report:
2.	INDEX TO FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements:

Schedule	Page

II Valuation and Qualifying Accounts	101
All other schedules not listed above have been omitted because they are inapplicable or are not required.

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Intuit Inc.
We have audited the accompanying consolidated balance sheets of Intuit Inc. as of July 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These financial statements and schedule are the responsibility of Intuit Inc.’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intuit Inc. at July 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 11 to the consolidated financial statements, effective August 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No 109.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Intuit Inc.’s internal control over financial reporting as of July 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 15, 2009 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
San Jose, California
September 15, 2009

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Intuit Inc.
We have audited Intuit Inc.’s internal control over financial reporting as of July 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Intuit Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Intuit Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the fiscal 2009 consolidated financial statements of Intuit Inc. and our report dated September 15, 2009 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
San Jose, California
September 15, 2009

INTUIT INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended July 31,
(In thousands, except per share amounts)	2009	2008	2007

Net revenue:
Product	$1,384,056	$1,496,655	$1,447,392
Service and other	1,798,481	1,574,319	1,225,555

Total net revenue	3,182,537	3,070,974	2,672,947

Costs and expenses:
Cost of revenue:
Cost of product revenue	157,197	154,147	169,101
Cost of service and other revenue	458,505	414,100	309,419
Amortization of purchased intangible assets	61,146	56,011	30,926
Selling and marketing	927,174	859,647	742,368
Research and development	566,232	605,818	472,516
General and administrative	288,101	294,966	291,083
Acquisition-related charges	42,122	35,518	19,964

Total costs and expenses	2,500,477	2,420,207	2,035,377

Operating income from continuing operations	682,060	650,767	637,570
Interest expense	(51,184)	(52,290)	(27,091)
Interest and other income	21,471	46,520	52,689
Gains on marketable equity securities and other investments, net	1,084	1,417	1,568
Gain on sale of outsourced payroll assets	—	51,571	31,676

Income from continuing operations before income taxes	653,431	697,985	696,412
Income tax provision	205,222	245,579	251,607
Minority interest expense, net of tax	1,168	1,656	1,337

Net income from continuing operations	447,041	450,750	443,468
Net income (loss) from discontinued operations	—	26,012	(3,465)

Net income	$447,041	$476,762	$440,003

Basic net income per share from continuing operations	$1.39	$1.37	$1.29
Basic net income (loss) per share from discontinued operations	—	0.08	(0.01)

Basic net income per share	$1.39	$1.45	$1.28

Shares used in basic per share amounts	322,280	328,545	342,637

Diluted net income per share from continuing operations	$1.35	$1.33	$1.25
Diluted net income (loss) per share from discontinued operations	—	0.08	(0.01)

Diluted net income per share	$1.35	$1.41	$1.24

Shares used in diluted per share amounts	330,190	339,268	355,815

See accompanying notes.

INTUIT INC.
CONSOLIDATED BALANCE SHEETS

	July 31,
(In thousands, except par value)	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$678,902	$413,340
Investments	668,118	414,493
Accounts receivable, net of allowance for doubtful accounts of $16,285 and $15,636	146,869	127,230
Income taxes receivable	66,435	60,564
Deferred income taxes	92,177	101,730
Prepaid expenses and other current assets	43,333	45,457

Current assets before funds held for customers	1,695,834	1,162,814
Funds held for customers	272,028	610,748

Total current assets	1,967,862	1,773,562

Long-term investments	97,095	288,310
Property and equipment, net	528,949	507,499
Goodwill	1,826,172	1,698,087
Purchased intangible assets, net	292,964	273,087
Long-term deferred income taxes	36,516	52,491
Other assets	76,771	73,548

Total assets	$4,826,329	$4,666,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$104,963	$115,198
Accrued compensation and related liabilities	175,010	229,819
Deferred revenue	378,148	359,936
Income taxes payable	358	16,211
Other current liabilities	153,322	135,326

Current liabilities before customer fund deposits	811,801	856,490
Customer fund deposits	272,028	610,748

Total current liabilities	1,083,829	1,467,238

Long-term debt	998,184	997,996
Other long-term obligations	186,966	121,489

Total liabilities	2,268,979	2,586,723

Commitments and contingencies
Minority interest	1,551	6,907

Stockholders’ equity:
Preferred stock, $0.01 par value	—	—
Authorized - 1,345 shares total; 145 shares designated Series A; 250 shares designated Series B Junior Participating
Issued and outstanding - None
Common stock, $0.01 par value	3,228	3,226
Authorized - 750,000 shares
Outstanding - 322,766 shares at July 31, 2009 and 322,600 shares at July 31, 2008
Additional paid-in capital	2,542,346	2,404,523
Treasury stock, at cost	(2,846,050)	(2,786,499)
Accumulated other comprehensive income	7,504	7,722
Retained earnings	2,848,771	2,443,982

Total stockholders’ equity	2,555,799	2,072,954

Total liabilities and stockholders’ equity	$4,826,329	$4,666,584

See accompanying notes.

INTUIT INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders’
(Dollars in thousands)	Shares	Amount	Capital	Stock	Income	Earnings	Equity

Balance at July 31, 2006	344,170,779	$3,442	$2,089,472	$(1,944,036)	$1,084	$1,588,124	$1,738,086
Components of comprehensive income:
Net income	—	—	—	—	—	440,003	440,003
Other comprehensive income, net of tax	—	—	—	—	5,012	—	5,012

Comprehensive net income							445,015
Issuance of common stock under employee stock plans	12,013,581	119	12,452	242,168	—	(41,907)	212,832
Restricted stock units released, net of taxes	61,904	1	(1,462)	1,334	—	(1,335)	(1,462)
Assumed vested stock options from purchase acquisitions	—	—	13,898	—	—	—	13,898
Stock repurchases under stock repurchase programs	(17,083,600)	(171)	—	(506,422)	—	—	(506,593)
Repurchase of vested restricted stock	(5,362)	—	—	(158)	—	—	(158)
Tax benefit from employee stock option transactions	—	—	56,081	—	—	—	56,081
Share-based compensation (1)	—	—	77,314	—	—	—	77,314

Balance at July 31, 2007	339,157,302	3,391	2,247,755	(2,207,114)	6,096	1,984,885	2,035,013
Components of comprehensive income:
Net income	—	—	—	—	—	476,762	476,762
Other comprehensive income, net of tax	—	—	—	—	1,626	—	1,626

Comprehensive net income							478,388
Issuance of common stock under employee stock plans	10,266,359	102	—	213,519	—	(10,838)	202,783
Restricted stock units released, net of taxes	347,251	4	(5,838)	6,823	—	(6,827)	(5,838)
Assumed vested stock options from purchase acquisitions	—	—	11,096	—	—	—	11,096
Stock repurchases under stock repurchase programs	(27,171,082)	(271)	—	(799,727)	—	—	(799,998)
Tax benefit from employee stock option transactions	—	—	38,226	—	—	—	38,226
Share-based compensation (2)	—	—	113,284	—	—	—	113,284

Balance at July 31, 2008	322,599,830	3,226	2,404,523	(2,786,499)	7,722	2,443,982	2,072,954
Components of comprehensive income:
Net income	—	—	—	—	—	447,041	447,041
Other comprehensive loss, net of tax	—	—	—	—	(218)	—	(218)

Comprehensive net income							446,823
Issuance of common stock under employee stock plans	10,106,984	101	—	219,564	—	(21,218)	198,447
Restricted stock units released, net of taxes	965,703	10	(14,827)	21,025	—	(21,034)	(14,826)
Assumed vested stock options from purchase acquisitions	—	—	1,404	—	—	—	1,404
Stock repurchases under stock repurchase programs	(10,906,967)	(109)	—	(300,140)	—	—	(300,249)
Tax benefit from employee stock option transactions	—	—	18,468	—	—	—	18,468
Share-based compensation	—	—	132,778	—	—	—	132,778

Balance at July 31, 2009	322,765,550	$3,228	$2,542,346	$(2,846,050)	$7,504	$2,848,771	$2,555,799

(1)	Includes $76,313 for continuing operations and $1,001 for discontinued operations.

(2)	Includes $113,238 for continuing operations and $46 for discontinued operations.
See accompanying notes.

INTUIT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended July 31,
(In thousands)	2009	2008	2007
Cash flows from operating activities:
Net income	$447,041	$476,762	$440,003
Net loss from discontinued operations (1)	—	755	1,140

Net income from continuing operations (1)	447,041	477,517	441,143
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation	149,117	116,572	94,175
Amortization of intangible assets	125,556	99,891	64,353
Share-based compensation	132,778	113,284	77,314
Gain on sale of outsourced payroll assets	—	(51,571)	(31,676)
Gain on sale of IDMS (1)	—	(45,667)	—
Deferred income taxes	22,280	60,550	(39,200)
Tax benefit from share-based compensation plans	18,468	38,226	56,081
Excess tax benefit from share-based compensation plans	(9,487)	(20,764)	(30,913)
Other	13,467	12,195	4,644

Subtotal	899,220	800,233	635,921

Changes in operating assets and liabilities:
Accounts receivable	(17,693)	11,427	(3,913)
Prepaid expenses, income taxes and other current assets	(12,111)	(14,360)	1,600
Accounts payable	(6,855)	(17,504)	18,574
Accrued compensation and related liabilities	(55,329)	28,508	3,641
Deferred revenue	26,433	47,472	23,250
Income taxes payable	(17,682)	(15,147)	(1,202)
Other liabilities	(3,619)	(10,439)	48,889

Total changes in operating assets and liabilities	(86,856)	29,957	90,839

Net cash provided by operating activities (1)	812,364	830,190	726,760

Cash flows from investing activities:
Purchases of available-for-sale debt securities	(550,464)	(934,335)	(2,466,642)
Sales of available-for-sale debt securities	426,231	1,045,321	1,997,825
Maturities of available-for-sale debt securities	57,530	236,895	528,647
Net change in funds held for customers’ money market funds and other cash equivalents	365,607	(290,462)	(51,242)
Purchases of property and equipment	(130,896)	(261,901)	(104,922)
Capitalization of internal use software	(51,556)	(44,226)	(48,335)
Net change in customer fund deposits	(365,607)	290,462	(42,958)
Acquisitions of businesses and intangible assets, net of cash acquired	(187,357)	(264,525)	(1,271,791)
Cash received from acquirer of outsourced payroll assets	—	34,883	54,900
Proceeds from divestiture of businesses	—	97,147	—
Other	4,071	4,691	(7,958)

Net cash used in investing activities of continuing operations (1)	(432,441)	(86,050)	(1,412,476)
Net cash provided by (used in) investing activities of discontinued operations (1)	—	(755)	19,849

Net cash used in investing activities	(432,441)	(86,805)	(1,392,627)

Cash flows from financing activities:
Proceeds from bridge credit facility	—	—	1,000,000
Retirement of bridge credit facility	—	—	(1,000,000)
Issuance of long-term debt, net of discounts	—	—	997,755
Net proceeds from issuance of common stock under stock plans	198,447	202,783	212,832
Tax payments related to restricted stock issuance	(14,826)	(5,838)	(1,462)
Purchases of treasury stock	(300,249)	(799,998)	(506,751)
Excess tax benefit from share-based compensation plans	9,487	20,764	30,913
Other	(3,173)	(4,220)	573

Net cash provided by (used in) financing activities	(110,314)	(586,509)	733,860

Effect of exchange rates on cash and cash equivalents	(4,047)	1,263	7,607

Net increase in cash and cash equivalents	265,562	158,139	75,600
Cash and cash equivalents at beginning of period	413,340	255,201	179,601

Cash and cash equivalents at end of period	$678,902	$413,340	$255,201

Supplemental disclosure of cash flow information:
Interest paid	$55,918	$56,481	$6,196

Income taxes paid	$189,730	$185,549	$221,701

Increases in property and equipment and in other liabilities in connection with leasehold improvement additions that were directly funded by landlord allowances under certain operating leases	$—	$4,926	$24,478

License fee payable incurred for acquisition of purchased intangible assets	$69,200	$—	$—

(1)	We have segregated the cash flows of our Information Technology Solutions discontinued operations on these statements of cash flows. Because the cash flows of our Intuit Distribution Management Solutions (IDMS) discontinued operations were not material for any period presented, we have not segregated the cash flows of that business on these statements of cash flows. We have presented the effect of the gain on disposal of IDMS on the statement of cash flows for the twelve months ended July 31, 2008. See Note 7 to the financial statements.
See accompanying notes.

INTUIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Description of Business
Intuit Inc. provides business and financial management solutions for small and medium-sized businesses, consumers, accounting professionals and financial institutions. Our flagship products and services, including QuickBooks, Quicken and TurboTax, simplify small business management and payroll processing, personal finance, and tax preparation and filing. ProSeries and Lacerte are Intuit’s tax preparation offerings for professional accountants. Our financial institutions division, anchored by Digital Insight, provides outsourced online banking services to banks and credit unions. Incorporated in 1984 and headquartered in Mountain View, California, we sell our products and services primarily in the United States.
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
These consolidated financial statements also include the financial position, results of operations and cash flows of Superior Bankcard Services, LLC (SBS), an entity formed in April 2005 that acquires merchant accounts for our Innovative Merchant Solutions (IMS) business. IMS provides merchant services to small businesses that include credit card, debit card and other payment processing services. At July 31, 2009 and 2008, SBS had total assets of $10.3 million and $12.8 million. SBS had total revenue of $14.8 million, $17.6 million and $13.5 million for the twelve months ended July 31, 2009, 2008 and 2007. We are allocated 51% of the earnings and losses of this entity and 100% of the losses in excess of the minority interest capital balances. We therefore eliminate the portion of the SBS financial results that pertain to the minority interests on a separate line in our statements of operations and on our balance sheets. The operating agreement of SBS outlines a process for minority members and IMS to negotiate a buyout of the minority members’ interests. This process began in July 2009. If the parties are not able to reach agreement, the SBS operating agreement provides for a possible sale of SBS to a third party. See Note 9.
In February 2007 we acquired Digital Insight Corporation for a total purchase price of approximately $1.34 billion. In December 2007 we acquired Homestead Technologies Inc. for total consideration of approximately $170 million and in February 2008 we acquired Electronic Clearing House, Inc. for a total purchase price of approximately $131 million. In July 2009 we acquired PayCycle, Inc. for a total purchase price of approximately $169 million. Accordingly, we have included the results of operations for these companies in our consolidated results of operations from their respective dates of acquisition. See Note 6.
As discussed in Note 7, in August 2007 we sold our Intuit Distribution Management Solutions (IDMS) business. Accordingly, we have reclassified our financial statements for all periods prior to the sales to reflect IDMS as discontinued operations. Unless noted otherwise, discussions in these notes pertain to our continuing operations.
In May 2009 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events,” which establishes general accounting standards and disclosure for subsequent events. We adopted SFAS 165 during the fourth quarter of fiscal 2009. In accordance with SFAS 165, we have evaluated subsequent events through the date and time these financial statements were issued on September 15, 2009.

Seasonality
Our QuickBooks, Consumer Tax and Accounting Professionals offerings are highly seasonal. Some of our other offerings are also seasonal, but to a lesser extent. Revenue from our QuickBooks software products tends to be highest during our second and third fiscal quarters. Sales of income tax preparation products and services are heavily concentrated in the period from November through April. These seasonal patterns mean that our total net revenue is usually highest during our second quarter ending January 31 and third quarter ending April 30. We typically report losses in our first quarter ending October 31 and fourth quarter ending July 31, when revenue from our tax businesses is minimal while operating expenses continue at relatively consistent levels. In addition, the timing and composition of new customer offerings that include both product and service elements can materially shift revenue between quarters.
Use of Estimates
We make estimates and assumptions that affect the amounts reported in the financial statements and the disclosures made in the accompanying notes. For example, we use estimates in determining the appropriate levels of reserves for product returns and rebates, the collectibility of accounts receivable, the appropriate levels of various accruals, the amount of our worldwide tax provision and the realizability of deferred tax assets. We also use estimates in determining the remaining economic lives and carrying values of purchased intangible assets, property and equipment, and other long-lived assets. In addition, we use assumptions to estimate the fair value of reporting units, share-based compensation and illiquid municipal auction rate securities. Despite our intention to establish accurate estimates and use reasonable assumptions, actual results may differ from our estimates.
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
In accordance with the FASB’s Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” we account for cash consideration (such as sales incentives) that we give to our customers or resellers as a reduction of revenue rather than as an operating expense unless we receive a benefit that we can identify and for which we can reasonably estimate the fair value.
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
We recognize product revenue in accordance with SFAS 48, “Revenue Recognition When Right of Return Exists.” We reduce product revenue from distributors and retailers for estimated returns that are based on historical returns experience and other factors, such as the volume and price mix of products in the retail channel, return rates for prior releases of the product, trends in retailer inventory and economic trends that might impact customer demand for our products (including the competitive environment and the timing of new releases of our product). We also reduce product revenue for the estimated redemption of rebates on certain current product sales. Our estimated reserves for distributor and retailer sales incentive rebates are based on distributors’ and retailers’ actual performance against the terms and conditions of rebate programs. Our reserves for end user rebates are estimated based on the terms and conditions of the specific promotional rebate program, actual sales during the promotion and historical redemption trends by product and by type of promotional program.
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

Shipping and Handling
We record the amounts we charge our customers for the shipping and handling of our software products as product revenue and we record the related costs as cost of product revenue in our statements of operations. Product revenue from shipping and handling was less than 2% of total product revenue for the twelve months ended July 31, 2009, 2008 and 2007.
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
Software Development Costs
We expense software development costs as we incur them until technological feasibility has been established, at which time those costs are capitalized until the product is available for general release to customers. To date, our software has been available for general release concurrent with the establishment of technological feasibility and, accordingly, we have not capitalized any development costs. Costs we incur to enhance our existing products or after the general release of the service using the product are expensed in the period they are incurred and included in research and development costs in our statements of operations.
Internal Use Software
We capitalize costs related to computer software obtained or developed for internal use. Software obtained for internal use has generally been enterprise-level business and finance software that we customize to meet our specific operational needs. Software developed for internal use has generally been used to deliver hosted services to our customers. Costs incurred in the application development phase are capitalized and amortized over their useful lives, which are generally three to five years.
Advertising
We expense advertising costs as we incur them. We recorded advertising expense of approximately $141.5 million, $120.6 million and $94.9 million for the twelve months ended July 31, 2009, 2008 and 2007.
Leases
We review all leases for capital or operating classification at their inception. We use our incremental borrowing rate in the assessment of lease classification and define the initial lease term to include the construction build-out period but to exclude lease extension periods. We conduct our operations primarily under operating leases. For leases that contain rent escalations, we record the total rent payable during the lease term, as defined above, on a straight-line basis over the term of the lease. We record the difference between the rents paid and the straight-line rent in a deferred rent account in other current liabilities or other long-term obligations, as appropriate, on our balance sheets.
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

Capitalization of Interest Expense
We capitalize interest on capital projects, including facilities build-out projects and internal use computer software projects. Capitalization commences with the first expenditure for the project and continues until the project is substantially complete and ready for its intended use. We amortize capitalized interest to depreciation expense using the straight-line method over the same lives as the related assets. Capitalized interest was less than $10 million for the twelve months ended July 31, 2009, 2008 or 2007.
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
We recognize and measure benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not of being sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Significant judgment is required to evaluate uncertain tax positions. We evaluate our uncertain tax positions on a quarterly basis. Our evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our income tax expense in the period in which we make the change, which could have a material impact on our effective tax rate and operating results.
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
We include stock options with combined exercise prices, unrecognized compensation expense and tax benefits that are less than the average market price for our common stock, and RSUs with combined unrecognized compensation expense and tax benefits that are less than the average market price for our common stock, in the calculation of diluted net income per share. We exclude stock options with combined exercise prices, unrecognized compensation expense and tax benefits that are greater than the average market price for our common stock, and RSUs with combined unrecognized compensation expense and tax benefits that are greater than the average market price for our common stock, from the calculation of diluted net income per share because their effect is anti-dilutive. Under the treasury stock method, the amount that must be paid to exercise stock options, the amount of compensation expense for future service that we have not yet recognized for stock options and RSUs, and the amount of tax benefits that will be recorded in additional paid-in capital when the awards become deductible are assumed to be used to repurchase shares.
The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Twelve Months Ended July 31,
(In thousands, except per share amounts)	2009	2008	2007

Numerator:
Net income from continuing operations	$447,041	$450,750	$443,468
Net income (loss) from discontinued operations	—	26,012	(3,465)

Net income	$447,041	$476,762	$440,003

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	322,280	328,545	342,637

Shares used in diluted per share amounts:
Weighted average common shares outstanding	322,280	328,545	342,637
Dilutive common equivalent shares from stock options and restricted stock awards	7,910	10,723	13,178

Dilutive weighted average common shares outstanding	330,190	339,268	355,815

Basic and diluted net income per share:
Basic net income per share from continuing operations	$1.39	$1.37	$1.29
Basic net income (loss) per share from discontinued operations	—	0.08	(0.01)

Basic net income per share	$1.39	$1.45	$1.28

Diluted net income per share from continuing operations	$1.35	$1.33	$1.25
Diluted net income (loss) per share from discontinued operations	—	0.08	(0.01)

Diluted net income per share	$1.35	$1.41	$1.24

Weighted average stock options and restricted stock awards excluded from calculation due to anti-dilutive effect	23,787	18,419	10,652

Cash Equivalents and Investments
We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of AAA-rated money market funds in all periods presented. Investments consist of available-for-sale investment-grade debt securities that we carry at fair value. Investments at July 31, 2009 also consist of certain municipal auction rate securities carried at fair value that either mature within the next year or are subject to the put option described in Note 10. Long-term investments consist primarily of the remaining municipal auction rate securities that we carry at fair value. Due to a decrease in liquidity in the global credit markets, we estimate the fair values of these municipal auction rate securities based on a discounted cash flow model that we prepare. See Note 10 for more information. Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market funds, we diversify our investments by limiting our holdings with any individual issuer.
We use the specific identification method to compute gains and losses on investments. We include unrealized gains and losses on investments, net of tax, in the stockholders’ equity section of our balance sheets. We generally classify available-for-sale debt securities as current assets based upon our ability and intent to use any and all of these securities as necessary to satisfy the significant short-term liquidity requirements that may arise from the highly seasonal nature of our businesses. Because of our significant business seasonality, stock repurchase programs and acquisition opportunities, cash flow requirements may fluctuate dramatically from quarter to quarter and require us to use a significant amount of the investments we hold as available-for-sale securities.
Accounts Receivable
Accounts receivable are recorded at the invoiced amount and are not interest bearing. We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables. We review our accounts receivable by aging category to identify significant customers or invoices with known disputes or collectibility issues. For those invoices not specifically reviewed, we provide reserves based on the age of the receivable. In determining the amount of the reserve, we make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. We also consider our historical level of credit losses and current economic trends that might impact the level of future credit losses. When we determine that amounts are uncollectible we write them off against the allowance.
Funds Held for Customers and Customer Fund Deposits
Funds held for customers represent cash held on behalf of our customers that is invested in cash and cash equivalents. Customer fund deposits consist of amounts we owe on behalf of our customers, such as direct deposit payroll funds and payroll taxes.
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
Goodwill, Purchased Intangible Assets and Other Long-Lived Assets
Goodwill
We record goodwill when the purchase price of net tangible and intangible assets we acquire in a business combination exceeds their fair value. Goodwill and other intangible assets that have indefinite useful lives are not amortized, but we test them for impairment annually during our fourth fiscal quarter and whenever an event or change in circumstances indicates that the carrying value of the asset may not be recoverable.
For goodwill, we perform a two-step impairment test. In the first step, we compare the fair value of each reporting unit to its carrying value. Our reporting units are consistent with the reportable segments described in Note 15. We determine the estimated fair value of each reporting unit based on a weighted combination of income and market approaches. Under the income approach, we estimate the fair value of each reporting unit based on the present value of future cash flows. We use a number of assumptions in our discounted cash flow model, including market factors specific to the business, the amount and timing of estimated future cash flows to be generated by the business over an extended period of time, long-term growth rates for the business, and a rate of return that considers the relative risk of achieving the cash flows and the time value of money. Under the market approach, we estimate the fair value of each reporting unit based on market multiples of revenue, operating income, and earnings for comparable publicly traded companies engaged in similar businesses. If the estimated fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further analysis is required.
If the carrying value of the net assets assigned to a reporting unit exceeds the estimated fair value of the unit, we perform the second step of the impairment test. In this step we allocate the fair value of the reporting unit calculated in step one to all of the assets and liabilities of that unit, as if we had just acquired the reporting unit in a business combination. The excess of the fair value of the reporting unit over the total amount allocated to the assets and liabilities represents the implied fair value of goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, we would record an impairment loss equal to the difference. We recorded no goodwill impairment charges for the twelve months ended July 31, 2009, 2008 or 2007.
Purchased Intangible Assets and Other Long-Lived Assets
We generally record purchased intangible assets that have finite useful lives, such as purchased technology, in connection with business combinations. We amortize the cost of purchased intangible assets on a straight-line basis over their estimated useful lives, which range from two to nine years. We review intangible assets that have finite useful lives and other long-lived assets whenever an event or change in circumstances indicates that the carrying value of the asset may not be recoverable. We estimate the fair value of assets that have finite useful lives based on the present value of future cash flows for those assets. If the carrying value of an asset with a finite life exceeds its estimated fair value, we would record an impairment loss equal to the difference. We recorded no impairment charges for purchased intangible assets for the twelve months ended July 31, 2009, 2008 or 2007.
Share-Based Compensation Plans
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
We sell a significant portion of our products through third-party retailers and distributors. As a result, we face risks related to the collectibility of our accounts receivable. For example, at January 31, 2009, in the midst of the 2008 consumer tax season, amounts due from our 10 largest retailers and distributors represented approximately 51% of total gross accounts receivable. To appropriately manage this risk, we perform ongoing evaluations of customer credit and limit the amount of credit extended as we deem appropriate but generally do not require collateral. We maintain reserves for estimated credit losses and these losses have historically been within our expectations. However, since we cannot necessarily predict future changes in the financial stability of our customers, we cannot guarantee that our reserves will continue to be adequate. No customer accounted for 10% or more of total net revenue for the twelve months ended July 31, 2009, 2008 or 2007, nor did any customer account for 10% or more of accounts receivable at July 31, 2009 or 2008.

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
FSP SFAS 157-2, “Effective Date of FASB Statement No. 157”
In February 2008 the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157.” FSP SFAS 157-2 partially defers the effective date of SFAS 157 for one year for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. In accordance with FSP SFAS 157-2, we have delayed the implementation of the provisions of SFAS 157 related to the fair value of goodwill, other intangible assets and non-financial long-lived assets until our fiscal year beginning August 1, 2009. We are in the process of evaluating these portions of the standard and therefore have not yet determined the impact that their adoption will have on our financial position, results of operations or cash flows.
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
On May 1, 2009 we adopted FSP SFAS 157-4, FSP SFAS 107-1 and FSP SFAS 115-2. The adoption of these standards had no significant impact on our financial position, results of operations or cash flows.
SFAS 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles”
In June 2009 the FASB issued SFAS 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles.” SFAS 168 defines the new hierarchy for U.S. GAAP and explains how the FASB will use its Accounting Standards Codification (ASC) as the sole source for all authoritative guidance. The Codification will be effective for all reporting periods that end after September 15, 2009, which means it will be effective for our fiscal year beginning August 1, 2009. We expect that the adoption of this standard will have no significant impact on our financial position, results of operations or cash flows.
ASU 2009-05, “Measuring Liabilities at Fair Value”
In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05). This update provides amendments to ASC Topic 820, “Fair Value Measurements and Disclosure” for the fair value measurement of liabilities when a quoted price in an active market is not available. ASU 2009-05 is effective for reporting periods beginning after August 28, 2009, which means that it will be effective for our second quarter beginning November 1, 2009. We are in the process of evaluating this update and therefore have not yet determined the impact that adoption of ASU 2009-05 will have on our financial position, results of operations or cash flows.

2. Cash and Cash Equivalents, Investments and Funds Held for Customers
The following table summarizes our cash and cash equivalents, investments and funds held for customers by balance sheet classification at the dates indicated.

	July 31, 2009		July 31, 2008
(In thousands)	Cost	Fair Value	Cost	Fair Value
Classification on balance sheets:
Cash and cash equivalents	$678,902	$678,902	$413,340	$413,340
Investments	666,105	668,118	412,075	414,493
Funds held for customers	272,028	272,028	610,748	610,748
Long-term investments	97,095	97,095	288,310	288,310

Total cash and cash equivalents, investments and funds held for customers	$1,714,130	$1,716,143	$1,724,473	$1,726,891

The following table summarizes our cash and cash equivalents, investments and funds held for customers by investment category at the dates indicated. See Note 10 for more information on our municipal auction rate securities.

	July 31, 2009		July 31, 2008
(In thousands)	Cost	Fair Value	Cost	Fair Value
Type of issue:
Total cash and cash equivalents	$950,930	$950,930	$1,024,088	$1,024,088
Available-for-sale debt securities:
Municipal bonds	446,875	448,273	330,436	332,534
Municipal auction rate securities	244,525	244,525	285,325	285,325
U.S. agency securities	24,680	24,712	74,476	74,796
Corporate notes	43,675	44,258	7,163	7,163

Total available-for-sale debt securities	759,755	761,768	697,400	699,818
Other long-term investments	3,445	3,445	2,985	2,985

Total cash and cash equivalents, investments and funds held for customers	$1,714,130	$1,716,143	$1,724,473	$1,726,891

We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income in the stockholders’ equity section of our balance sheets. Gross unrealized gains and losses on our available-for-sale debt securities were as follows at the dates indicated.

	July 31,	July 31,
(In thousands)	2009	2008

Gross unrealized gains	$2,120	$2,482
Gross unrealized losses	(107)	(64)

Net unrealized gains (losses)	$2,013	$2,418

The following table summarizes the fair value and gross unrealized losses related to 29 and 13 available-for-sale debt securities, aggregated by type of investment, at July 31, 2009 and 2008. All available-for-sale debt securities in an unrealized loss position at these dates had been in a continuous unrealized loss position for less than twelve months.

	July 31, 2009		July 31, 2008
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses

Municipal bonds	$47,708	$(72)	$29,484	$(46)
Corporate notes	12,945	(29)	3,151	(9)
U.S. agency securities	7,491	(6)	14,964	(9)

Total	$68,144	$(107)	$47,599	$(64)

We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments that we held at July 31, 2009 were not other-than-temporarily impaired. While certain available-for-sale debt securities have fair values that are below cost, we do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery at par. The unrealized losses at July 31, 2009 are due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with the specific securities.
We include realized gains and losses on our available-for-sale debt securities in interest and other income in our statements of operations. Gross realized gains and losses on our available-for-sale debt securities were as follows for the periods indicated. We have realized no gains or losses on the municipal auction rate securities described in Note 10.

	Twelve Months Ended July 31,
(In thousands)	2009	2008	2007

Gross realized gains	$957	$463	$126
Gross realized losses	(244)	(88)	(192)

Net realized gains (losses)	$713	$375	$(66)

The following table summarizes our available-for-sale debt securities classified by the stated maturity date of the security at the dates indicated.

	July 31, 2009		July 31, 2008
(In thousands)	Cost	Fair Value	Cost	Fair Value

Due within one year	$184,807	$185,367	$108,753	$109,562
Due within two years	159,303	160,185	207,157	208,144
Due within three years	5,000	4,997	10,379	10,402
Due after three years	410,645	411,219	371,111	371,710

Total available-for-sale debt securities	$759,755	$761,768	$697,400	$699,818

3. Property and Equipment
Property and equipment consisted of the following at the dates indicated:

	Life in	July 31,
(Dollars in thousands)	Years	2009	2008

Equipment	3-5	$466,543	$400,111
Computer software	3-5	350,950	310,789
Furniture and fixtures	5	61,951	55,590
Leasehold improvements	2-11	217,321	180,621
Land	N/A	3,391	3,463
Buildings	5-30	201,513	27,760
Capital in progress	N/A	40,062	213,735

		1,341,731	1,192,069
Less accumulated depreciation and amortization		(812,782)	(684,570)

Total property and equipment, net		$528,949	$507,499

Capital in progress consists primarily of costs related to internal use software projects and facilities construction projects. The decrease in the balance of total capital in progress between July 31, 2008 and July 31, 2009 relates primarily to construction costs for our new data center in Washington state, which we began occupying in the second half of fiscal 2009. As discussed in Note 1, “Software Development Costs,” we capitalize costs related to the development of computer software for internal use. We capitalized internal use software costs totaling $51.6 million, $44.2 million and $48.3 million for the twelve months ended July 31, 2009, 2008 and 2007. These amounts included capitalized labor costs of $16.6 million, $16.1 million and $13.2 million in those periods. Costs related to internal use software projects are included in the capital in progress category of property and equipment until project completion, at which time they are transferred to the computer software category and amortized on a straight-line basis over their useful lives, which are generally three to five years.
4. Goodwill and Purchased Intangible Assets
Goodwill
As discussed in Note 1, “Goodwill, Purchased Intangible Assets and Other Long-Lived Assets,” under current accounting rules goodwill is not amortized but is subject to annual impairment tests. Changes in the carrying value of goodwill by reportable segment during the twelve months ended July 31, 2009 and 2008 were as shown in the following table. Our reportable segments are described in Note 15.

	Balance	Goodwill	Foreign	Balance	Goodwill	Foreign	Balance
	July 31,	Acquired/	Currency	July 31,	Acquired/	Currency	July 31,
(In thousands)	2007	Adjusted	Translation	2008	Adjusted	Translation	2009

Financial Management Solutions	$54,633	$98,894	$—	$153,527	$(1,375)	$—	$152,152
Employee Management Solutions	151,542	—	—	151,542	122,272	—	273,814
Payments Solutions	98,146	82,492	—	180,638	769	—	181,407
Consumer Tax	30,041	—	—	30,041	—	—	30,041
Accounting Professionals	90,507	—	—	90,507	—	—	90,507
Financial Institutions	1,002,631	(805)	—	1,001,826	7,231	—	1,009,057
Other Businesses	89,536	—	470	90,006	—	(812)	89,194

Totals	$1,517,036	$180,581	$470	$1,698,087	$128,897	$(812)	$1,826,172

The increase in goodwill in our Financial Management Solutions segment during the twelve months ended July 31, 2008 was due to the acquisition of Homestead Technologies Inc. The increase in goodwill in our Payments Solutions segment during that period was due to the acquisition of Electronic Clearing House, Inc. (ECHO). The increase in goodwill in our Employee Management Solutions segment during the twelve months ended July 31, 2009 was due to the acquisition of PayCycle, Inc. See Note 6.
Purchased Intangible Assets
The following table shows the cost, accumulated amortization and weighted average life in years for our purchased intangible assets at the dates indicated. The increases in the cost of purchased intangible assets during the twelve months ended July 31, 2009 were primarily due to our acquisitions of certain technology licensing rights and PayCycle. See Note 6 for more information about our acquisition of PayCycle. In May 2009 we acquired certain technology licensing rights for cash payments with a present value of $89.2 million. We determined that approximately $76.6 million of this amount was related to future licensing rights and recorded intangible assets for that amount. We determined that the remaining cost of $12.6 million was related to the historical use of licensing rights and recorded that amount as a charge to cost of revenue in our statement of operations for the twelve months ended July 31, 2009.

			Trade	Covenants Not
	Customer	Purchased	Names	to Compete
(Dollars in thousands)	Lists	Technology	and Logos	and Sue	Total

At July 31, 2009:
Cost	$417,194	$401,408	$26,746	$35,144	$880,492
Accumulated amortization	(286,757)	(268,370)	(19,467)	(12,934)	(587,528)

Purchased intangible assets, net	$130,437	$133,038	$7,279	$22,210	$292,964

Weighted average life in years	5	5	5	8	5

At July 31, 2008:
Cost	$397,356	$299,963	$26,248	$12,596	$736,163
Accumulated amortization	(240,386)	(193,563)	(17,007)	(12,120)	(463,076)

Purchased intangible assets, net	$156,970	$106,400	$9,241	$476	$273,087

Weighted average life in years	5	4	5	3	4

The following table shows the expected future amortization expense for our purchased intangible assets at July 31, 2009. Amortization of purchased technology is charged to cost of service and other revenue and amortization of purchased intangible assets in our statements of operations. Amortization of other purchased intangible assets such as customer lists is charged to acquisition-related charges in our statements of operations.

Expected
Future
Amortization
(In thousands)	Expense

Twelve months ending July 31,
2010	$96,293
2011	66,028
2012	43,709
2013	21,440
2014	18,747
Thereafter	46,747

Total expected future amortization expense	$292,964

Future acquisitions could cause these amounts to increase. In addition, if impairment events occur they could accelerate the timing of purchased intangible asset charges.

5. Comprehensive Net Income
We add components of other comprehensive income, such as changes in the fair value of available-for-sale debt securities and foreign currency translation adjustments, to our net income to arrive at comprehensive net income. Other comprehensive income items have no impact on our net income as presented in our statements of operations.
The components of accumulated other comprehensive income, net of income taxes, were as follows for the periods indicated. The realized gain on derivative instruments relates to two interest rate swaps that we entered into in December 2006 and settled in March 2007 in connection with the senior notes described in Note 9. We are amortizing the realized gain to interest expense over the term of the related notes.

	Unrealized	Realized
	Gain (Loss)	Gain on	Foreign
	on	Derivative	Currency
(In thousands)	Investments	Instruments	Translation	Total

Balance at July 31, 2006	$(462)	$—	$1,546	$1,084
Unrealized gain, net of income tax provision of $209	317	—	—	317
Reclassification adjustment for realized loss included in net income, net of income tax provision of $26	40	—	—	40
Realized gain on derivative instruments, net of income tax provision of $294	—	450	—	450
Amortization of realized gain on derivative instruments, net of income tax benefit of $9	—	(17)	—	(17)
Translation adjustment, net of income taxes of $2,791	—	—	4,222	4,222

Other comprehensive income	357	433	4,222	5,012

Balance at July 31, 2007	(105)	433	5,768	6,096
Unrealized gain, net of income tax provision of $1,178	1,788	—	—	1,788
Reclassification adjustment for realized gain included in net income, net of income tax benefit of $149	(226)	—	—	(226)
Amortization of realized gain on derivative instruments, net of income tax benefit of $28	—	(41)	—	(41)
Translation adjustment, net of income taxes of $71	—	—	105	105

Other comprehensive income	1,562	(41)	105	1,626

Balance at July 31, 2008	1,457	392	5,873	7,722
Unrealized gain, net of income tax provision of $129	179	—	—	179
Reclassification adjustment for realized gain included in net income, net of income tax benefit of $299	(414)	—	—	(414)
Amortization of realized gain on derivative instruments, net of income tax benefit of $32	—	(42)	—	(42)
Translation adjustment, net of income taxes of $34	—	—	59	59

Other comprehensive loss	(235)	(42)	59	(218)

Balance at July 31, 2009	$1,222	$350	$5,932	$7,504

6. Acquisitions
PayCycle, Inc.
On July 23, 2009 we acquired all of the outstanding equity interests of PayCycle, Inc. for a total purchase price of approximately $169 million, including the fair value of certain assumed stock options. PayCycle is a provider of online payroll solutions to small businesses and became part of our Employee Management Solutions segment. We acquired PayCycle to expand our online payroll offerings in support of our Connected Services strategy.
Under the purchase method of accounting we allocated the total purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. We estimated the fair values with the assistance of a third party appraisal firm. The fair values assigned to identifiable intangible assets acquired were based on estimates and assumptions determined by management. We recorded the excess of purchase price over the aggregate fair values as goodwill. Using information available at the time the acquisition closed, we allocated approximately $5 million of the purchase price to tangible assets and liabilities and approximately $42 million of the purchase price to identified intangible assets. We recorded the excess purchase price of approximately $122 million as goodwill, none of which is deductible for income tax purposes. We may adjust the preliminary purchase price allocation after obtaining more information about asset valuations and liabilities assumed. The identified intangible assets are being amortized over a weighted average life of seven years.
We have included PayCycle’s results of operations in our consolidated results of operations from the date of acquisition. PayCycle’s results of operations for periods prior to the date of acquisition were not material when compared with our consolidated results of operations.
Electronic Clearing House, Inc.
On February 29, 2008 we acquired all of the outstanding equity interests of Electronic Clearing House, Inc. (ECHO) for a total purchase price of approximately $131 million in cash. ECHO is a provider of electronic payment processing services to small businesses and became part of our Payments Solutions segment. We acquired ECHO in order to expand our merchant services capabilities.
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
Homestead Technologies Inc.
On December 18, 2007 we acquired Homestead Technologies Inc., including all of its outstanding equity interests, for total consideration of approximately $170 million on a fully diluted basis. The total consideration was comprised of the purchase price of $146 million (which included the fair value of vested stock options assumed) plus the $24 million fair value of unvested stock options and restricted stock units assumed. Homestead is a provider of Web site design and hosting services to small businesses and became part of our Financial Management Solutions segment. We acquired Homestead as part of our strategy to help small businesses acquire and serve customers through the Internet.

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
Digital Insight Corporation
In February 2007 we acquired all of the outstanding shares of Digital Insight Corporation, a provider of outsourced online banking services to banks and credit unions, for a total purchase price of approximately $1.34 billion including the value of vested options assumed. The unaudited financial information in the table below summarizes the combined results of operations of Intuit and Digital Insight on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and the issuance of $1 billion of related senior notes (see Note 9) had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented also includes adjustments to share-based compensation expense for stock options assumed, adjustments to depreciation expense for acquired property and equipment, amortization charges for acquired intangible assets, adjustments to interest income, and related tax effects.
The pro forma financial information for the twelve months ended July 31, 2007 combines our results for that period, which include the results of Digital Insight subsequent to February 6, 2007, the date of acquisition, and the historical results for Digital Insight for the six months ended December 31, 2006.
The following table summarizes the pro forma financial information:

	Twelve Months Ended
	July 31, 2007
	As	Pro
(In thousands)	Reported	Forma

Total net revenue	$2,672,947	$2,797,943
Net income from continuing operations	443,468	414,527
Basic net income per share from continuing operations	$1.29	$1.21
Diluted net income per share from continuing operations	$1.25	$1.17

7. Dispositions and Discontinued Operations
Intuit Distribution Management Solutions Discontinued Operations
In August 2007 we sold our Intuit Distribution Management Solutions (IDMS) business for approximately $100 million in cash and recorded a net gain on disposal of $27.5 million, which included $41.8 million for goodwill. The decision to sell IDMS was a result of management’s desire to focus resources on Intuit’s core products and services. IDMS was part of our Other Businesses segment.
We determined that IDMS became a discontinued operation in the fourth quarter of fiscal 2007. We have therefore segregated the operating results of IDMS from continuing operations in our statements of operations for all periods prior to the sale. Revenue from IDMS was $1.9 million in fiscal 2008 and $52.0 million in fiscal 2007. Net loss from IDMS was $0.8 million in fiscal 2008 and $2.3 million in fiscal 2007. Because IDMS operating cash flows were not material for any period presented, we have not segregated them from continuing operations on our statements of cash flows. We have presented the effect of the gain on disposal of IDMS on our statement of cash flows for the twelve months ended July 31, 2008.
Sale of Outsourced Payroll Assets
In March 2007 we sold certain assets related to our Complete Payroll and Premier Payroll Service businesses to Automatic Data Processing, Inc. (ADP). The final purchase price was contingent upon the number of customers that transitioned to ADP pursuant to the purchase agreement over a period of approximately one year from the date of sale. In the twelve months ended July 31, 2008 and 2007 we recorded pre-tax gains of $51.6 million and $31.7 million on our statement of operations for customers who transitioned to ADP during those periods. We received a total purchase price of $93.6 million and recorded a total pre-tax gain of $83.2 million from the inception of this transaction through its completion in the third quarter of fiscal 2008. The assets were part of our Employee Management Solutions segment.
We have not accounted for this transaction as a discontinued operation because the operations and cash flows of the assets could not be clearly distinguished, operationally or for financial reporting purposes, from the rest of our outsourced payroll business.
8. Current Liabilities
Unsecured Revolving Credit Facility
On March 22, 2007 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on March 22, 2012. Advances under the credit facility will accrue interest at rates that are equal to, at our election, either Citibank’s base rate or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.18% to 0.575% based on our senior debt credit ratings. The applicable interest rate will be increased by 0.05% for any period in which the total principal amount of advances and letters of credit under the credit facility exceeds $250 million. The agreement includes covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 and a ratio of annual EBITDA to interest payable of not less than 3.00 to 1.00. We were in compliance with these covenants at July 31, 2009. We may use amounts borrowed under this credit facility for general corporate purposes or for future acquisitions or expansion of our business. To date we have not borrowed under this credit facility.

Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

	July 31,
(In thousands)	2009	2008

Reserve for product returns	$21,932	$27,910
Reserve for rebates	29,952	13,408
Interest payable	20,597	20,597
Executive deferred compensation plan	36,716	38,234
Other	44,125	35,177

Total other current liabilities	$153,322	$135,326

The balances of several of our other current liabilities, particularly our reserves for product returns and rebates, are affected by the seasonality of our business. See Note 1.
9. Long-Term Obligations and Commitments
Senior Unsecured Notes
On March 12, 2007 we issued $500 million of 5.40% senior unsecured notes due on March 15, 2012 and $500 million of 5.75% senior unsecured notes due on March 15, 2017 (together, the Notes), for a total principal amount of $1 billion. The Notes are redeemable by Intuit at any time, subject to a make-whole premium. The Notes include covenants that limit our ability to grant liens on our facilities and to enter into sale and leaseback transactions, subject to significant allowances. We paid $55.8 million and $56.2 million in cash for interest on the Notes during the twelve months ended July 31, 2009 and 2008. Based on the trading prices of the Notes at July 31, 2009 and 2008 and the interest rates we could obtain for other borrowings with similar terms at those dates, the estimated fair value of the Notes at those dates was approximately $1,000.9 million and $964.7 million.
The following table summarizes our senior unsecured notes:

	July 31,
(In thousands)	2009	2008

Senior notes:
5.40% fixed-rate notes, due 2012	$500,000	$500,000
5.75% fixed-rate notes, due 2017	500,000	500,000

Total senior notes	1,000,000	1,000,000
Unamortized discount	(1,816)	(2,004)

Total	$998,184	$997,996

Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

	July 31,
(In thousands)	2009	2008

Total license fee payable	$70,599	$—
Total deferred rent	63,569	61,747
Long-term deferred revenue	20,267	12,939
Long-term income tax liabilities	47,595	47,857
Other	4,876	8,008

Total long-term obligations	206,906	130,551
Less current portion (included in other current liabilities)	(19,940)	(9,062)

Long-term obligations due after one year	$186,966	$121,489

In May 2009 we entered into an agreement to license certain technology for $20 million in cash and $100 million payable over the next ten fiscal years. The total present value of the arrangement was $89.2 million. The total license fee payable in the table above includes imputed interest through July 31, 2009.
Innovative Merchant Solutions Loan and Buyout Commitments
In April 2005 our wholly owned subsidiary, Innovative Merchant Solutions (IMS), became a member of Superior Bankcard Services, LLC (SBS), a newly formed entity that acquires merchant accounts for IMS. Our consolidated financial statements include the financial position, results of operations and cash flows of SBS, after elimination of all significant intercompany balances and transactions, including amounts outstanding under the credit agreement described below. See Note 1. In connection with the formation of this entity IMS agreed to provide to SBS revolving loans in an amount of up to $40.0 million under the terms of a credit agreement. The credit agreement expires in July 2013, although certain events, such as a sale of SBS, can trigger earlier termination. Amounts outstanding under this agreement at July 31, 2009 totaled $6.8 million at interest rates of 4.3% to 5.0%. Amounts outstanding under this agreement at July 31, 2008 totaled $8.5 million at interest rates of 6.0% to 8.5%. There are no scheduled repayments on the outstanding loan balance. All unpaid principal amounts and the related accrued interest are due and payable in full at the loan expiration date.
The operating agreement of SBS outlines a process for minority members and IMS to negotiate a buyout of the minority members’ interests. This process began in July 2009. If the parties are not able to reach agreement, the SBS operating agreement provides for a possible sale of SBS to a third party.

Operating Leases
We lease office facilities and equipment under various operating lease agreements. Our facilities leases generally provide for periodic rent increases and many contain escalation clauses and renewal options. Certain leases require us to pay property taxes, insurance and routine maintenance. Annual minimum commitments under all of these leases are shown in the table below.

Operating
Lease
(In thousands)	Commitments

Fiscal year ending July 31,
2010	$53,997
2011	50,056
2012	42,954
2013	38,587
2014	35,112
Thereafter	102,386

Total operating lease commitments	$323,092

Rent expense totaled $45.8 million, $49.2 million and $36.0 million for the twelve months ended July 31, 2009, 2008 and 2007.
Purchase Obligations
At July 31, 2009, we had unconditional purchase obligations of approximately $78.7 million. These unconditional purchase obligations represent agreements to purchase products and services that are enforceable, legally binding, and specify terms that include fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payments. The largest of these commitments totaled $42.4 million and relates to future outsourced payment fulfillment and bill management services to financial institutions that contract with our Digital Insight business for Internet banking services. This commitment expires in October 2011.
10. Fair Value Measurements
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
The following table presents financial assets and financial liabilities that we measured at fair value on a recurring basis at July 31, 2009. We have classified these assets and liabilities in accordance with the fair value hierarchy set forth in SFAS 157. In instances where the inputs used to measure the fair value of an asset or liability fall into more than one level of the fair value hierarchy, we have classified them based on the lowest level input that is significant to the determination of the fair value.

	Quoted Prices
	in Active	Significant
	Markets	Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Fair Value

Assets:
Cash equivalents (1)	$893,021	$—	$—	$893,021
Available-for-sale debt securities:
Municipal bonds (2)	—	448,273	—	448,273
U.S. agency securities (2)	—	24,712	—	24,712
Corporate notes (2)	—	44,258	—	44,258
Municipal auction rate securities (3)	—	—	244,525	244,525

Total assets	$893,021	$517,243	$244,525	$1,654,789

Liabilities:
Long-term debt (4)	$—	$1,000,910	$—	$1,000,910

(1)	Included in cash and cash equivalents and funds held for customers on our balance sheet at July 31, 2009.

(2)	Included in investments on our balance sheet at July 31, 2009.

(3)	$150.9 million included in investments and $93.6 million included in long-term investments on our balance sheet at July 31, 2009.

(4)	Carrying value on our balance sheet at July 31, 2009 was $998.2 million. See Note 9.

The following table presents a reconciliation of financial assets that we measure at fair value on a recurring basis using significant unobservable inputs (Level 3) for the twelve months ended July 31, 2009.

(In thousands)

Beginning balance, August 1, 2008	$285,325
Settlements at par	(40,800)

Ending balance, July 31, 2009	$244,525

Financial assets whose fair values we measure using Level 3 inputs consisted of municipal auction rate securities. We classified $150.9 million of these securities as short-term investments and $93.6 million as long-term investments on our balance sheet at July 31, 2009. At that date all of the municipal auction rate securities we held were rated A or better by the major credit rating agencies and 86% were collateralized by student loans guaranteed by the U.S. Department of Education. These securities are long-term debt instruments that are intended to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 35 days. Due to a decrease in liquidity in the global credit markets, in February 2008 auctions began failing for the municipal auction rate securities we held. Regularly scheduled auctions for these securities have generally continued to fail since that time. When these auctions initially failed, higher interest rates for many of the securities went into effect in accordance with the terms of the prospectus for each security. As of July 31, 2009, we had received all interest payments in accordance with the contractual terms of these securities.
We estimated the fair values of the municipal auction rate securities we held at July 31, 2009 based on a discounted cash flow model that we prepared. Key inputs to our discounted cash flow model included the projected future interest rates; the likely timing of principal repayments; the probability of full repayment considering guarantees by the U.S. Department of Education of the underlying student loans or insurance by other third parties; publicly available pricing data for recently issued student loan backed securities that are not subject to auctions; and the impact of the reduced liquidity for auction rate securities. The following table presents information about significant inputs to our discounted cash flow model at the dates shown:

	Inputs to Model at
	July 31,	July 31,
(In thousands)	2009	2008

Range of average projected future yield rates	0.63% - 3.78%	2.57% - 4.48%

Range of overall discount rates used in model (like-kind security yield rate plus illiquidity factor)	1.61% - 1.86%	3.45% - 3.70%

Like-kind security yield rate	0.36%	2.20%

Range of illiquidity factors	125 - 150 bps	125 - 150 bps

Expected holding period in years	7	7

Using our discounted cash flow model we determined that the fair values of the municipal auction rate securities we held at July 31, 2009 were approximately equal to their par values. As a result, we recorded no decrease in the fair values of those securities for the twelve months then ended. We do not intend to sell our municipal auction rate securities and it is not more likely than not that we will be required to sell them before recovery at par. Based on the maturities of the underlying securities and the put option described below, we classified $150.9 million of these securities as short-term investments and $93.6 million as long-term investments on our balance sheet at July 31, 2009.
In August 2008 the broker-dealers for our municipal auction rate securities announced settlements under which they may provide liquidity solutions, or purchase, the auction rate securities held by their institutional clients. On November 4, 2008 we accepted an offer from UBS AG (UBS), one of the broker-dealers for our municipal auction rate securities, that gives us the option to sell UBS a total of $140.9 million in municipal auction rate securities at par value at any time during a two-year period beginning June 30, 2010. The put option also gives UBS the discretion to buy any or all of these securities from us at par value at any time. To date UBS has not purchased any of these securities from us. We chose not to elect the fair value option under SFAS 159 for the put option at the time we accepted the UBS offer. We accounted for the put option at its cost of zero on November 4, 2008, the date that we entered into the agreement, because we considered the value of the securities subject to the put option to be substantially equal to their par values at that date. The put option is considered to be a separate and freestanding financial instrument between UBS and Intuit because it is non-transferable and could not be attached to the related auction rate securities if they were to be sold to a third party. Since the put option is freestanding, we did not consider the option when estimating the fair value of the UBS auction rate securities we held at July 31, 2009. We currently intend to exercise our option to sell UBS all of these municipal auction rate securities at par value in accordance with the terms of the offer within the next twelve months.
Based on our expected operating cash flows and our other sources of cash, we do not believe that the reduction in liquidity of our municipal auction rate securities will have a material impact on our overall ability to meet our liquidity needs.
11. Income Taxes
The provision for income taxes from continuing operations consisted of the following for the periods indicated:

	Twelve Months Ended July 31,
(In thousands)	2009	2008	2007

Current:
Federal	$159,426	$179,835	$220,064
State	6,858	35,046	54,372
Foreign	11,921	8,458	8,103

	178,205	223,339	282,539

Deferred:
Federal	23,628	13,099	(24,158)
State	6,876	9,381	(7,596)
Foreign	(3,487)	(240)	822

	27,017	22,240	(30,932)

Total provision for income taxes from continuing operations	$205,222	$245,579	$251,607

The sources of income from continuing operations before the provision for income taxes consisted of the following for the periods indicated:

	Twelve Months Ended July 31,
(In thousands)	2009	2008	2007

United States	$627,600	$669,746	$661,966
Foreign	25,831	28,239	34,446

Total	$653,431	$697,985	$696,412

Differences between income taxes calculated using the federal statutory income tax rate of 35% and the provision for income taxes from continuing operations were as follows for the periods indicated:

	Twelve Months Ended July 31,
(In thousands)	2009	2008	2007

Income from continuing operations before income taxes	$653,431	$697,985	$696,412

Statutory federal income tax	$228,701	$244,294	$243,744
State income tax, net of federal benefit	8,927	28,878	30,404
Federal research and experimental credits	(20,700)	(7,842)	(13,341)
Domestic production activities deduction	(11,422)	(11,816)	(4,985)
Share-based compensation	3,786	311	5,048
Tax exempt interest	(5,117)	(11,641)	(15,940)
Other, net	1,047	3,395	6,677

Total provision for income taxes from continuing operations	$205,222	$245,579	$251,607

In January 2009 we entered into a favorable agreement with a state tax authority with respect to certain tax years including years ended prior to fiscal 2009. As a result of this agreement, we recorded a discrete tax benefit of $18.0 million during the twelve months ended July 31, 2009.
In October 2008 changes in federal tax law resulted in the reinstatement of the federal research and experimentation credit through December 31, 2009 that was retroactive to January 1, 2008. In December 2006 changes in federal tax law resulted in the reinstatement of the federal research and experimentation credit through December 31, 2007 that was retroactive to January 1, 2006. We recorded discrete tax benefits of approximately $6.9 million and $3.7 million for the retroactive amounts related to fiscal years 2008 and 2006 during the twelve months ended July 31, 2009 and 2007.
Excess tax benefits associated with stock option exercises are credited to stockholders’ equity. The reductions of income taxes payable resulting from the exercise of employee stock options and other employee stock programs that were credited to stockholders’ equity were approximately $18.5 million, $38.2 million and $56.1 million for the twelve months ended July 31, 2009, 2008 and 2007.

Significant deferred tax assets and liabilities were as follows at the dates indicated:

	July 31,
(In thousands)	2009	2008

Deferred tax assets:
Accruals and reserves not currently deductible	$31,058	$28,178
Deferred rent	11,745	13,859
Accrued and deferred compensation	1,350	33,954
Loss and tax credit carryforwards	46,547	38,782
Property and equipment	5,027	12,130
Share-based compensation	91,737	77,336
Other, net	11,021	21,002

Total deferred tax assets	198,485	225,241

Deferred tax liabilities:
Intangible assets	59,197	65,925

Other, net	4,858	5,095

Total deferred tax liabilities	64,055	71,020

Total net deferred tax assets	134,430	154,221
Valuation allowance	(5,737)	—

Total net deferred tax assets, net of valuation allowance	$128,693	$154,221

We have provided a valuation allowance related to the benefits of certain state net operating loss carryforwards that we believe are unlikely to be realized. The valuation allowance increased by $5.7 million during the twelve months ended July 31, 2009. The increase was due primarily to the impact of California legislation which was enacted during fiscal 2009 and is effective for fiscal 2012. The legislation reduced expected sources of future California taxable income during the carryforward periods of such losses.
The components of total net deferred tax assets, net of valuation allowance, as shown on our balance sheet were as follows at the dates indicated:

	July 31,
(In thousands)	2009	2008

Current deferred income taxes	$92,177	$101,730
Long-term deferred income taxes	36,516	52,491

Total net deferred tax assets, net of valuation allowance	$128,693	$154,221

We acquired PayCycle, Inc. in fiscal 2009 and Electronic Clearing House, Inc. and Homestead Technologies Inc. in fiscal 2008. These companies had federal net operating loss carryforwards at their respective dates of acquisition that totaled approximately $126 million. The tax effects of these federal net operating loss carryforwards totaled approximately $44 million. We recorded the tax effects of these carryforwards as deferred tax assets at the respective dates of acquisition. These carryforwards do not result in an income tax provision benefit, but they reduce income taxes payable and cash paid for income taxes as we utilize them.
At July 31, 2009, we had total federal net operating loss carryforwards of approximately $104 million that will expire starting in fiscal 2019. Utilization of the net operating losses is subject to annual limitation. The annual limitation may result in the expiration of net operating losses before utilization.
At July 31, 2009, we had various state net operating loss and tax credit carryforwards for which we have recorded a deferred tax asset of $8.1 million and a valuation allowance of $5.7 million. The state net operating losses will expire starting in fiscal 2014. Utilization of the net operating losses is subject to annual limitation. The annual limitation may result in the expiration of net operating losses before utilization.
Unrecognized Tax Benefits
The aggregate changes in the balance of our gross unrecognized tax benefits were as follows for the periods indicated:

	Twelve Months Ended
	July 31,
(In thousands)	2009	2008
Gross unrecognized tax benefits, beginning balance	$44,843	$33,321
Increases related to tax positions from prior fiscal years, including acquisitions	10,159	14,076
Decreases related to tax positions from prior fiscal years	(10,043)	(1,518)
Increases related to tax positions taken during current fiscal year	4,427	8,233
Settlements with tax authorities	(7,961)	(7,898)
Lapses of statutes of limitations	(1,234)	(1,371)

Gross unrecognized tax benefits, ending balance	$40,191	$44,843

The total amount of our unrecognized tax benefits at July 31, 2009 was $40.2 million. Net of related deferred tax assets, unrecognized tax benefits were $33.4 million at that date. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $27.9 million and stockholders’ equity would increase $5.5 million. We do not believe that it is reasonably possible that there will be a significant increase or decrease in unrecognized tax benefits over the next 12 months.
We file U.S. federal, U.S. state, and foreign tax returns. Our major tax jurisdictions are U.S. federal and the State of California. For U.S. federal tax returns we are generally no longer subject to tax examinations for years prior to fiscal 2005. For California tax returns we are generally no longer subject to tax examinations for years prior to fiscal 2003.
We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes. At July 31, 2009, we had accrued $2.8 million for the payment of interest and $2.5 million for the payment of penalties. At July 31, 2008, we had accrued $4.9 million for the payment of interest and had no accruals for the payment of penalties. The amounts of interest and penalties recognized during the twelve months ended July 31, 2009 and 2008 were not significant.

12. Stockholders’ Equity
Stock Repurchase Programs
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. Under these programs, we repurchased 10.9 million shares of our common stock for $300.2 million during the twelve months ended July 31, 2009; 27.2 million shares of our common stock for $800.0 million during the twelve months ended July 31, 2008; and 17.1 million shares of our common stock for $506.6 million during the twelve months ended July 31, 2007. At July 31, 2009, we had authorization from our Board of Directors to expend up to an additional $299.8 million for stock repurchases through May 15, 2011.
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
Description of 2005 Equity Incentive Plan
Our stockholders approved our 2005 Equity Incentive Plan on December 9, 2004. Under the 2005 Plan, we are permitted to grant incentive and non-qualified stock options, restricted stock awards, restricted stock units (RSUs), stock appreciation rights and stock bonus awards to our employees, non-employee directors and consultants. The 2005 Plan provides for the automatic grant of stock options to non-employee directors according to a formula in the plan document. For other awards, the Compensation and Organizational Development Committee of our Board of Directors or its delegates determine who will receive grants, when those grants will be exercisable, their exercise price and other terms. Our stockholders have approved amendments to the 2005 Plan to permit the issuance of up to 56,000,000 shares under the 2005 Plan. At July 31, 2009, there were 8,086,217 shares available for grant under this plan. Up to 50% of equity awards granted each year under the 2005 Plan may have an exercise or purchase price per share that is less than full fair market value on the date of grant. All stock options granted to date under the 2005 Plan have exercise prices equal to the fair market value of our stock on the date of grant. All RSUs are considered to be granted at less than the fair market value of our stock on the date of grant because they have no exercise price. Stock options granted under the 2005 Plan typically vest over three years based on continued service and have a seven year term. RSUs granted under the 2005 Plan typically vest over three years.
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
Under the ESPP, employees purchased 1,368,005 shares of Intuit common stock during the twelve months ended July 31, 2009;1,164,977 shares during the twelve months ended July 31, 2008; and 1,099,757 shares during the twelve months ended July 31, 2007. At July 31, 2009, there were 741,355 shares available for issuance under this plan.

Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded for continuing operations for the periods shown. The share-based compensation expense that we recorded for discontinued operations for these periods was nominal.

	Twelve Months Ended July 31,
(In thousands, except per share amounts)	2009	2008	2007

Cost of product revenue	$1,414	$1,018	$743
Cost of service and other revenue	7,183	6,211	3,283
Selling and marketing	47,990	37,948	23,518
Research and development	39,244	31,841	21,511
General and administrative	36,947	36,220	27,258

Reduction of operating income from continuing operations and income from continuing operations before income taxes	132,778	113,238	76,313
Income tax benefit	(47,393)	(44,873)	(24,237)

Reduction of net income from continuing operations	$85,385	$68,365	$52,076

Reduction of net income per share from continuing operations:
Basic	$0.26	$0.21	$0.15

Diluted	$0.26	$0.20	$0.15

Determining Fair Value
Valuation and Amortization Method. We estimate the fair value of stock options granted using a lattice binomial model and a multiple option award approach. Our stock options have various restrictions, including vesting provisions and restrictions on transfer, and are often exercised prior to their contractual maturity. We believe that lattice binomial models are more capable of incorporating the features of our stock options than closed-form models such as the Black Scholes model. The use of a lattice binomial model requires the use of extensive actual employee exercise behavior and a number of complex assumptions including the expected volatility of our stock price over the term of the options, risk-free interest rates and expected dividends. We amortize the fair value of options on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. We value restricted stock units using the intrinsic value method. We amortize the value of restricted stock units on a straight-line basis over the restriction period.
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
Expected Volatility. We estimate the volatility of our common stock at the date of grant based on the implied volatility of one-year and two-year publicly traded options on our common stock. Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility.
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
We used the following assumptions to estimate the fair value of stock options granted and shares purchased under our Employee Stock Purchase Plan for the periods indicated:

	Twelve Months Ended July 31,
	2009	2008	2007

Assumptions for stock options:
Expected volatility (range)	28% - 44%	28% - 34%	24% - 27%
Weighted average expected volatility	31%	33%	27%
Risk-free interest rate (range)	1.13% - 3.08%	2.11% - 4.56%	4.47% - 5.05%
Expected dividend yield	0%	0%	0%

Assumptions for ESPP:
Expected volatility (range)	35% - 53%	31% - 37%	26% - 27%
Weighted average expected volatility	42%	33%	26%
Risk-free interest rate (range)	0.04% - 0.84%	1.11% - 4.15%	4.63% - 5.04%
Expected dividend yield	0%	0%	0%

Stock Option Activity and Related Share-Based Compensation Expense
A summary of activity under all share-based compensation plans for the periods indicated was as follows:

		Options Outstanding
	Shares		Weighted Average
	Available	Number of	Exercise Price
	for Grant	Shares	Per Share

Balance at July 31, 2006	6,072,093	56,931,493	$21.93
Additional shares authorized	10,000,000	—	—
Options assumed and converted related to acquisitions	—	1,544,613	20.78
Options granted	(9,119,495)	9,119,495	30.10
Restricted stock units granted	(2,548,340)	—	—
Options exercised	—	(10,913,824)	17.02
Options canceled or expired and returned to pool, net of options canceled from expired plans	1,766,921	(2,192,127)	26.88
Restricted stock units canceled and returned to pool, net of restricted stock units canceled from expired plans	239,285	—	—

Balance at July 31, 2007	6,410,464	54,489,650	24.05
Additional shares authorized	10,000,000	—	—
Options assumed and converted related to acquisitions	—	647,992	2.00
Options granted	(8,319,960)	8,319,960	27.99
Restricted stock units granted	(3,045,883)	—	—
Options exercised	—	(9,101,382)	19.37
Options canceled or expired and returned to pool, net of options canceled from expired plans	2,310,928	(4,150,247)	30.91
Restricted stock units canceled and returned to pool, net of restricted stock units canceled from expired plans	620,275	—	—

Balance at July 31, 2008	7,975,824	50,205,973	24.70
Additional shares authorized	10,000,000	—	—
Options assumed and converted related to acquisitions	—	178,564	6.45
Options granted	(6,537,620)	6,537,620	28.83
Restricted stock units granted	(6,241,602)	—	—
Options exercised	—	(8,759,979)	19.37
Options canceled or expired and returned to pool, net of options canceled from expired plans	2,207,823	(2,487,900)	29.20
Restricted stock units canceled and returned to pool, net of restricted stock units canceled from expired plans	681,792	—	—

Balance at July 31, 2009	8,086,217	45,674,278	$26.00

The weighted average fair values of options granted during the twelve months ended July 31, 2009, 2008 and 2007 were $7.86 per share, $8.36 per share and $8.41 per share. The total fair value of options vested during those periods was $57.9 million, $61.2 million and $61.5 million.
Options outstanding, exercisable and expected to vest, and exercisable as of July 31, 2009 were as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Remaining	Exercise	Intrinsic
	Number	Contractual	Price per	Value (in
	of Shares	Life (in Years)	Share	thousands)

Outstanding	45,674,278	3.97	$26.00	$184,937
Exercisable and expected to vest	44,237,916	3.90	$25.93	$182,501
Exercisable	31,931,577	3.02	$25.04	$163,730

We define in-the-money options at July 31, 2009 as options that had exercise prices that were lower than the $29.70 market price of our common stock at that date. The aggregate intrinsic value of options outstanding at July 31, 2009 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the shares that were in-the-money at that date. The aggregate intrinsic value of options exercised during the twelve months ended July 31, 2009, 2008 and 2007 was $79.4 million, $96.9 million and $154.5 million, determined as of the date of exercise.
We recorded $62.7 million, $57.4 million and $50.9 million in share-based compensation expense for stock options and our Employee Stock Purchase Plan in continuing operations for the twelve months ended July 31, 2009, 2008 and 2007. The total tax benefit related to this share-based compensation expense for those periods was $21.5 million, $20.2 million and $17.9 million.
At July 31, 2009, there was $108.1 million of unrecognized compensation cost related to non-vested stock options which we will amortize to expense in the future. Unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.3 years.
We received $169.3 million, $176.3 million and $185.7 million in cash from option exercises under all share-based payment arrangements for the twelve months ended July 31, 2009, 2008 and 2007. The actual tax benefits that we realized related to tax deductions for non-qualified option exercises and disqualifying dispositions under all share-based payment arrangements totaled $32.0 million, $38.3 million and $58.7 million for those periods.
Due to our ongoing program of repurchasing our common stock on the open market, at July 31, 2009 we had 107.3 million treasury shares. We satisfy option exercises and RSU vesting from this pool of treasury shares.

Restricted Stock Unit Activity and Related Share-Based Compensation Expense
A summary of restricted stock unit (RSU) activity for the periods indicated was as follows:

	Restricted Stock Units
		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested at July 31, 2006	488,236	$23.03
Granted	2,548,340	30.59
Vested	(292,401)	23.73
Forfeited	(239,489)	30.54

Nonvested at July 31, 2007	2,504,686	29.88
Granted	3,045,883	28.24
Restricted stock units assumed and converted related to acquisitions	561,887	29.78
Vested	(484,427)	25.96
Forfeited	(630,696)	29.52

Nonvested at July 31, 2008	4,997,333	29.29
Granted	6,241,602	26.09
Vested	(1,150,176)	30.54
Forfeited	(690,993)	28.53

Nonvested at July 31, 2009	9,397,766	$27.06

The total fair value of RSUs vested during the twelve months ended July 31, 2009, 2008 and 2007 was $35.1 million, $11.4 million and $6.3 million. We recorded $70.1 million, $55.8 million and $25.4 million in share-based compensation expense for RSUs in continuing operations for the twelve months ended July 31, 2009, 2008 and 2007. The total tax benefit related to this RSU compensation expense was $25.9 million, $24.7 million and $6.4 million for those periods.
At July 31, 2009, there was $131.9 million of unrecognized compensation cost related to non-vested RSUs which we will amortize to expense in the future. Unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 1.8 years.
The actual tax benefits that we realized for tax deductions for RSUs during the twelve months ended July 31, 2009 and 2008 totaled $14.5 million and $3.1 million. The actual tax benefits that we realized for tax deductions for RSUs during the twelve months ended July 31, 2007 were nominal.
13. Benefit Plans
Executive Deferred Compensation Plan
In December 2004 we adopted our 2005 Executive Deferred Compensation Plan, which became effective January 1, 2005. We adopted the 2005 Plan to meet the requirements for deferred compensation under Section 409A of the Internal Revenue Code. The plan provides that executives who meet minimum compensation requirements are eligible to defer up to 75% of their salaries, bonuses and commissions. We have agreed to credit the participants’ contributions with earnings that reflect the performance of certain independent investment funds. We may also make discretionary employer contributions to participant accounts in certain circumstances. The timing, amounts and vesting schedules of employer contributions are at the sole discretion of the Compensation and Organizational Development Committee of our Board of Directors or its delegate. The benefits under this plan are unsecured. Participants are generally eligible to receive payment of their vested benefit at the end of their elected deferral period or after termination of their employment with Intuit for any reason or at a later date to comply with the restrictions of Section 409A. Discretionary company contributions and the related earnings vest completely upon the participant’s disability, death or a change of control of Intuit. We made employer contributions to the plan of less than $1 million during the twelve months ended July 31, 2009, 2008 and 2007.
We held assets of $38.5 million and liabilities of $36.7 million related to this plan at July 31, 2009. We held assets of $37.4 million and liabilities of $38.2 million related to this plan at July 31, 2008. Assets related to this plan are in other long-term assets and liabilities related to this plan are in other current liabilities on our balance sheets. The plan liabilities include accrued employer contributions not yet funded to the plan.
401(k) Plan
Employees who participate in the Intuit Inc. 401(k) Plan may contribute up to 20% of pre-tax salary to the plan, subject to limitations imposed by the Internal Revenue Code. The plan allows Intuit to make matching contributions. During the twelve months ended July 31, 2009 we matched employee contributions at 150% for the first $1,000 of salary contributed by the employee, plus up to 75% of the next six percent of salary, subject to IRS limitations, up to a maximum matching contribution of $10,000. Fifty percent of matching contributions vest after two years of service by the employee and 100% of matching contributions vest after three years of service. Participating employees who are age 50 or older may also make catch-up contributions, which are not matched. Matching contributions were $34.7 million, $34.2 million and $27.5 million for the twelve months ended July 31, 2009, 2008 and 2007.
14. Litigation
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
15. Industry Segment and Geographic Information
We have defined seven reportable segments, described below, based on factors such as how we manage our operations and how our chief operating decision maker views results. We define the chief operating decision maker as our Chief Executive Officer and our Chief Financial Officer. Our chief operating decision maker organizes and manages our business primarily on the basis of product and service offerings. We have reclassified segment results for all periods presented to reflect the continued evolution of our business. We no longer combine results for our Payroll operating segment with results for our Payments operating segment because our chief operating decision maker currently views these businesses separately. We also changed the name of our QuickBooks segment to Financial Management Solutions, our new Payroll segment to Employee Management Solutions, and our new Payments segment to Payments Solutions.
Financial Management Solutions product revenue is derived primarily from QuickBooks desktop software products and financial supplies such as paper checks, envelopes, invoices, business cards and business stationery. Financial Management Solutions service and other revenue is derived primarily from QuickBooks Online, QuickBooks support plans, Web site design and hosting services for small businesses, and royalties from small business online services.
Employee Management Solutions product revenue is derived primarily from QuickBooks Payroll, a family of products sold on a subscription basis offering payroll tax tables, federal and state payroll tax forms, and electronic tax payment and filing to small businesses that prepare their own payrolls. Employee Management Solutions service and other revenue is derived from small business payroll services. Service and other revenue for this segment also includes interest earned on funds held for customers.
Payments Solutions service revenue is derived primarily from merchant services for small businesses that include credit card, debit card and gift card processing services; check verification, check guarantee and electronic check conversion, including automated clearing house (ACH) and Check21 capabilities; and Web-based transaction processing services for online merchants. Service and other revenue for this segment also includes interest earned on funds held for customers.
Consumer Tax product revenue is derived primarily from TurboTax federal and state consumer and small business desktop tax return preparation software. Consumer Tax service and other revenue is derived primarily from TurboTax Online tax return preparation services and electronic tax filing services.
Accounting Professionals product revenue is derived primarily from ProSeries and Lacerte professional tax preparation software products and from QuickBooks Premier Accountant Edition and ProAdvisor Program for professional accountants. Accounting Professionals service and other revenue is derived primarily from electronic tax filing services, bank product transmission services and training services.
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
Our Financial Management Solutions, Employee Management Solutions, Payments Solutions, Consumer Tax, Accounting Professionals and Financial Institutions segments operate primarily in the United States. All of our segments sell primarily to customers located in the United States. International total net revenue was less than 5% of consolidated total net revenue for all periods presented.
We include expenses such as corporate selling and marketing, product development, and general and administrative expenses and share-based compensation expenses that are not allocated to specific segments in unallocated corporate items. Unallocated corporate items also include amortization of purchased intangible assets and acquisition-related charges.
The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies in Note 1. Except for goodwill and purchased intangible assets, we do not generally track assets by reportable segment and, consequently, we do not disclose total assets by reportable segment. See Note 4 for goodwill by reportable segment.

The following tables show our financial results by reportable segment for the twelve months ended July 31, 2009, 2008 and 2007. We have reclassified segment results for all periods presented to reflect the continued evolution of our business. In addition to the changes to the segments discussed above, we transferred revenue for our Point of Sale offerings from our Financial Management Solutions segment to our Payments Solutions segment to align this product group more closely with the customers they serve. Point of Sale revenue was less than $40 million for all periods presented. We also reclassified certain retail sales expenses from common expenses to segment income or loss, consistent with how our chief operating decision maker now views these expenses. These expenses were less than $25 million for all periods presented.

	Twelve Months Ended July 31,
	2009	2008	2007

Net revenue:
Financial Management Solutions
Product revenue	$383,002	$445,787	$453,772
Service and other revenue	195,799	146,319	97,414

Subtotal	578,801	592,106	551,186

Employee Management Solutions
Product revenue	236,535	212,745	200,740
Service and other revenue	128,296	124,135	147,649

Subtotal	364,831	336,880	348,389

Payments Solutions
Product revenue	28,414	32,545	39,277
Service and other revenue	262,560	221,015	164,097

Subtotal	290,974	253,560	203,374

Consumer Tax
Product revenue	256,400	311,607	300,725
Service and other revenue	740,013	617,822	512,179

Subtotal	996,413	929,429	812,904

Accounting Professionals
Product revenue	321,594	301,511	283,812
Service and other revenue	30,153	25,212	30,439

Subtotal	351,747	326,723	314,251

Financial Institutions
Product revenue	274	759	150
Service and other revenue	310,831	297,781	150,200

Subtotal	311,105	298,540	150,350

Other Businesses
Product revenue	157,837	191,701	168,916
Service and other revenue	130,829	142,035	123,577

Subtotal	288,666	333,736	292,493

Total Company
Product revenue	1,384,056	1,496,655	1,447,392
Service and other revenue	1,798,481	1,574,319	1,225,555

Total net revenue	$3,182,537	$3,070,974	$2,672,947

	Twelve Months Ended July 31,
	2009	2008	2007

Operating income:
Financial Management Solutions	$113,340	$169,663	$169,127
Employee Management Solutions	207,606	166,324	164,257
Payments Solutions	31,542	42,785	49,872
Consumer Tax	628,679	587,685	501,743
Accounting Professionals	186,021	162,589	154,355
Financial Institutions	69,404	56,982	38,845

Other Businesses	65,564	99,225	96,677

Total segment operating income	1,302,156	1,285,253	1,174,876
Unallocated corporate items:
Share-based compensation expense	(132,778)	(113,238)	(76,313)
Other common expenses	(384,050)	(429,719)	(410,103)
Amortization of purchased intangible assets	(61,146)	(56,011)	(30,926)
Acquisition related charges	(42,122)	(35,518)	(19,964)

Total unallocated corporate items	(620,096)	(634,486)	(537,306)

Total operating income from continuing operations	$682,060	$650,767	$637,570

16. Selected Quarterly Financial Data (Unaudited)
The following tables contain selected quarterly financial data for the twelve months ended July 31, 2009 and 2008. We accounted for our Intuit Distribution Management Solutions (IDMS) business as discontinued operations and as a result the operating results of IDMS have been segregated from continuing operations in our statements of operations and in these tables. See Note 7.

	Fiscal 2009 Quarter Ended
(In thousands, except per share amounts)	October 31	January 31	April 30	July 31

Total net revenue	$481,379	$790,976	$1,434,408	$475,774
Cost of revenue	160,321	178,160	173,072	165,295
All other costs and expenses	397,088	503,259	497,274	426,008
Operating income (loss) from continuing operations	(76,030)	109,557	764,062	(115,529)
Net income (loss) from continuing operations	(52,144)	85,040	484,820	(70,675)
Net income from discontinued operations	—	—	—	—
Net income (loss)	(52,144)	85,040	484,820	(70,675)

Basic net income (loss) per share from continuing operations	$(0.16)	$0.27	$1.51	$(0.22)
Basic net income per share from discontinued operations	—	—	—	—

Basic net income (loss) per share	$(0.16)	$0.27	$1.51	$(0.22)

Diluted net income (loss) per share from continuing operations	$(0.16)	$0.26	$1.47	$(0.22)
Diluted net income per share from discontinued operations	—	—	—	—

Diluted net income (loss) per share	$(0.16)	$0.26	$1.47	$(0.22)

	Fiscal 2008 Quarter Ended
(In thousands, except per share amounts)	October 31	January 31	April 30	July 31

Total net revenue	$444,938	$834,874	$1,313,008	$478,154
Cost of revenue	144,015	173,017	154,023	153,203
All other costs and expenses	404,122	488,227	484,484	419,116
Operating income (loss) from continuing operations	(103,199)	173,630	674,501	(94,165)
Net income (loss) from continuing operations	(47,571)	116,002	444,179	(61,860)
Net income (loss) from discontinued operations	26,767	(755)	—	—
Net income (loss)	(20,804)	115,247	444,179	(61,860)

Basic net income (loss) per share from continuing operations	$(0.14)	$0.35	$1.37	$(0.19)
Basic net income (loss) per share from discontinued operations	0.08	—	—	—

Basic net income (loss) per share	$(0.06)	$0.35	$1.37	$(0.19)

Diluted net income (loss) per share from continuing operations	$(0.14)	$0.34	$1.33	$(0.19)
Diluted net income (loss) per share from discontinued operations	0.08	—	—	—

Diluted net income (loss) per share	$(0.06)	$0.34	$1.33	$(0.19)

17. Subsequent Event
On September 11, 2009 we entered into a definitive agreement to acquire Mint Software Inc., a provider of online personal finance management services. The cash transaction is valued at approximately $170 million, including the assumption of Mint outstanding stock options. Mint will become part of our Other Businesses segment. The transaction is subject to regulatory approval and customary closing conditions. We expect the transaction to close before the end of calendar 2009.

Schedule II
INTUIT INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Expense/		End of
(In thousands)	Period	Revenue	Deductions	Period

Year ended July 31, 2009
Allowance for doubtful accounts	$15,636	$14,595	$(13,946)	$16,285
Reserve for product returns	27,910	106,864	(112,842)	21,932
Reserve for rebates	13,408	114,176	(97,632)	29,952

Year ended July 31, 2008
Allowance for doubtful accounts	$15,248	$14,269	$(13,881)	$15,636
Reserve for product returns	25,833	104,676	(102,599)	27,910
Reserve for rebates	18,918	67,399	(72,909)	13,408

Year ended July 31, 2007
Allowance for doubtful accounts	$11,532	$14,743	$(11,027)	$15,248
Reserve for product returns	29,385	102,592	(106,144)	25,833
Reserve for rebates	8,996	67,642	(57,720)	18,918

Note:	Additions to the allowance for doubtful accounts are charged to general and administrative expense. Additions to the reserves for product returns and rebates are charged against revenue.

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2009 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of July 31, 2009 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of Intuit’s Board of Directors.
Ernst & Young LLP, an independent registered public accounting firm, independently assessed the effectiveness of our internal control over financial reporting as of July 31, 2009. Ernst & Young has issued an attestation report concurring with management’s assessment, which is included in Part II, Item 8 of this Annual Report on Form 10-K.
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
None.

PART III
ITEM 10
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except for the information about our executive officers shown below, the information required for this Item 10 is incorporated by reference from our Proxy Statement to be filed in connection with our December 2009 Annual Meeting of Stockholders.
We maintain a Code of Conduct and Ethics that applies to all employees, including all officers. We also maintain a Board of Directors Code of Ethics that applies to all members of our Board of Directors. Our Code of Conduct and Ethics and Board of Directors Code of Ethics incorporate guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. Our Code of Conduct and Ethics and Board of Directors Code of Ethics are published on our Investor Relations Web site at http://investors.intuit.com/governance.cfm. We disclose amendments to certain provisions of our Code of Conduct and Ethics and Board of Directors Code of Ethics, or waivers of such provisions granted to executive officers and directors, on this Web site.
EXECUTIVE OFFICERS
The following table shows Intuit’s executive officers as of August 31, 2009 and their areas of responsibility. Their biographies follow the table.

Name	Age	Position

Brad D. Smith	45	President, Chief Executive Officer and Director
Scott D. Cook	57	Founder, Executive Officer and Director
Laura A. Fennell	48	Senior Vice President, General Counsel and Corporate Secretary
Sasan K. Goodarzi	41	Senior Vice President and General Manager, Intuit Financial Institutions Division
Daniel R. Maurer	53	Senior Vice President and General Manager, Consumer Group
Kiran M. Patel	61	Executive Vice President and General Manager, Small Business Group
R. Neil Williams	56	Senior Vice President and Chief Financial Officer
Jeffrey P. Hank	49	Vice President, Corporate Controller

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
Mr. Cook, a founder of Intuit, has been an Intuit director since March 1984 and is currently an executive officer. He served as Intuit’s Chairman of the Board from February 1993 through July 1998. From April 1984 to April 1994, he served as Intuit’s President and Chief Executive Officer. Mr. Cook also serves on the board of directors of eBay Inc. and The Procter & Gamble Company. Mr. Cook holds a Bachelor of Arts degree in Economics and Mathematics from the University of Southern California and a Masters degree in Business Administration from Harvard Business School.
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
Mr. Maurer has been Senior Vice President and General Manager of Intuit’s Consumer Group since December 2008. From February 2008 to December 2008, he was Senior Vice President and Chief Marketing Officer. From January 2006 to February 2008 he was Vice President of Marketing for Intuit’s Consumer Tax Group. Prior to joining Intuit, Mr. Maurer served as Vice President of strategy at The Campbell’s Soup Company from 2002 to December 2005 and held senior marketing positions at Proctor & Gamble. Mr. Maurer holds a Bachelor’s Degree in Marketing and Finance from the University of Wisconsin.
Mr. Patel has been Executive Vice President and General Manager, Small Business Group since December 2008. He was Senior Vice President and General Manager, Consumer Tax Group from June 2007 to December 2008 and Chief Financial Officer from September 2005 to January 2008. From August 2001 to September 2005, Mr. Patel served as Executive Vice President and Chief Financial Officer of Solectron Corporation, a provider of electronics supply chain services, where he led finance, legal, investor relations and business development activities. From October 2000 to May 2001, he was the Chief Financial Officer of iMotors, an Internet-based value-added retailer of used cars. Previously, Mr. Patel had a 27-year career with Cummins Inc., where he served in a broad range of finance positions, most recently as Chief Financial Officer and Executive Vice President. Mr. Patel also serves on the board of directors of KLA-Tencor Corporation. Mr. Patel holds a Bachelor of Science degree in Electrical Engineering and a Master’s degree in Business Administration from the University of Tennessee, and he is a certified public accountant.
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
ITEM 11
EXECUTIVE COMPENSATION
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our December 2009 Annual Meeting of Stockholders.

ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our December 2009 Annual Meeting of Stockholders.
ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our December 2009 Annual Meeting of Stockholders.
ITEM 14
PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our December 2009 Annual Meeting of Stockholders.

PART IV
ITEM 15
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this report:
1.	Financial Statements — See Index to Consolidated Financial Statements in Part II, Item 8.

2.	Financial Statement Schedules — See Index to Consolidated Financial Statements in Part II, Item 8.

3.	Exhibits

Incorporated by
Reference
Exhibit		Filed
Number	Exhibit Description	Herewith	Form/File No.	Date
3.01	Restated Intuit Certificate of Incorporation, dated as of January 19, 2000		10-Q	06/14/00

3.02	Bylaws of Intuit, as amended and restated effective May 1, 2002		10-Q	05/31/02

4.01	Form of Specimen Certificate for Intuit’s Common Stock	X

4.02	Indenture, dated as of March 7, 2007, between Intuit and The Bank of New York Trust Company, N.A. as trustee		8-K	03/07/07

4.03	Forms of Global Note for Intuit’s 5.40% Senior Notes due 2012 and 5.75% Senior Notes due 2017		8-K	03/12/07

10.01+	Intuit Inc. 2005 Equity Incentive Plan, as amended through December 14, 2007		S-8 333-148112	12/17/07

10.02+	Intuit Inc. 2005 Equity Incentive Plan, as amended through April 23, 2008		8-K	04/28/08

10.03+	Intuit Inc. 2005 Equity Incentive Plan, as amended through December 16, 2008		S-8 333-156205	12/17/08

10.04+	2005 Equity Incentive Plan Form of Non-Qualified Stock Option — New Hire, Promotion or Retention Grant		10-Q	12/10/04

10.05+	2005 Equity Incentive Plan Form of Non-Qualified Stock Option — Focal Grant		10-Q	12/10/04

10.06+	2005 Equity Incentive Plan Form of Restricted Stock Unit Award — Executive Stock Ownership Program Matching Unit		10-Q	12/10/04

10.07+	2005 Equity Incentive Plan Form of Non-Qualified Stock Option — Stephen Bennett Grant		10-Q	12/10/04

10.08+	2005 Equity Incentive Plan Form of Non-Employee Director Option — Initial Grant		10-Q	12/10/04

10.09+	2005 Equity Incentive Plan Form of Non-Employee Director Option — Succeeding Grant		10-Q	12/10/04

10.10+	2005 Equity Incentive Plan Form of Non-Employee Director Option — Committee Grant		10-Q	12/10/04

10.11+	Form of 2009 Performance-Based Restricted Stock Unit Agreement		8-K	08/17/09

10.12+	Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting)		10-K	09/12/08

10.13+	Form of Restricted Stock Unit Award Agreement (Service-Based Vesting)		8-K	07/31/06

10.14+	Intuit Inc. Management Stock Purchase Program, as amended October 23, 2007		10-K	09/12/08

10.15+	Form of Restricted Stock Unit Grant Agreement for MSPP Purchased Award		10-Q	12/01/06

Incorporated by
Reference
Exhibit		Filed
Number	Exhibit Description	Herewith	Form/File No.	Date
10.16+	Form of Restricted Stock Unit Grant Agreement for MSPP Matching Award		10-Q	12/01/06

10.17+	Form of Performance-based Restricted Stock Unit Agreement for key employees of Digital Insight		8-K	02/07/07

10.18+	Digital Insight Corporation 1997 Stock Plan, Form of Stock Option Agreement under the Digital Insight Corporation 1997 Stock Plan and the Notice of Grant of Stock Purchase Right under the Digital Insight Corporation 1999 Stock Plan		S-1 333-81547 Filed by Digital Insight	06/25/99

10.19+	Digital Insight Corporation 1999 Stock Plan and Form of Stock Option Agreement under the Digital Insight Corporation 1999 Stock Plan		S-1/A 333-81547 Filed by Digital Insight	09/13/99

10.20+	First, Second and Third Amendments to the Digital Insight Corporation 1999 Stock Plan		10-Q Filed by Digital Insight	05/15/01

10.21+	Homestead.com Incorporated 1996 Stock Option Plan, as amended		S-8	01/10/08

10.22+	Form of Stock Option Agreement under the Homestead.com Incorporated 1996 Stock Option Plan		S-8	01/10/08

10.23+	Homestead Technologies Inc. 2006 Equity Incentive Plan, as amended		S-8	01/10/08

10.24+	Form of Stock Option Agreement and Option Grant Notice under Homestead Technologies Inc. 2006 Equity Incentive Plan		S-8	01/10/08

10.25+	Form of Homestead Technologies Inc. 2006 Equity Incentive Plan Award Agreement for Restricted Stock Units		S-8	01/10/08

10.26+	Form of Intuit Inc. Stock Option Assumption Agreement		S-8	02/09/07

10.27+	Forms of Restricted Stock Unit Agreements: Intuit Inc. MSPP Matching Award Agreement; Intuit Inc. Performance-Based Vesting Agreement; Homestead Technologies Inc. Service-Based Vesting Agreement; and Intuit Inc. Service-Based Vesting Agreement		10-Q	12/04/08

10.28+	PayCycle, Inc. 1999 Equity Incentive Plan, as amended, effective November 1, 1999.		S-8	08/05/09

10.29+	Form of Intuit Inc. Stock Option Assumption Agreement		S-8	08/05/09

10.30+	Form of PayCycle, Inc. 1999 Equity Incentive Plan Stock Option Agreement		S-8	08/05/09

10.31+	Form of Executive Promotion/New Hire Stock Option Agreement		10-K	09/12/08

10.32+	Form of Executive Restricted Stock Unit Agreement (performance vesting)		10-K	09/12/08

10.33+	Intuit Executive Relocation Policy	X

10.34+	Intuit Inc. 2005 Executive Deferred Compensation Plan, effective January 1, 2005		10-Q	12/10/04

10.35+	Intuit 2002 Equity Incentive Plan and related plan documents, as amended through July 30, 2003		10-K	09/19/03

10.36+	Intuit 1993 Equity Incentive Plan, as amended through January 16, 2002		10-Q	02/28/02

10.37+	Intuit Employee Stock Purchase Plan, as amended through December 15, 2006		S-8 333-139452	12/18/06

10.38+	Description of Intuit Inc. Executive Stock Ownership and Matching Unit Program		10-K	09/26/05

10.39+	Intuit 1996 Directors Stock Option Plan and forms of Agreement, as amended by the Board on January 30, 2003		10-Q	02/28/03

10.40+	Intuit 1998 Option Plan for Mergers and Acquisitions and form of Agreement, as amended through July 29, 2003		10-K	09/19/03

10.41+	Intuit Inc. Performance Incentive Plan for Fiscal Year 2009		8-K	07/25/08

Incorporated by
Reference
Exhibit		Filed
Number	Exhibit Description	Herewith	Form/File No.	Date
10.42+	Intuit Inc. Performance Incentive Plan for Fiscal Year 2010		8-K	08/03/09

10.43+	Intuit Executive Deferred Compensation Plan, effective March 15, 2002		10-Q	05/31/02

10.44+	Intuit Senior Executive Incentive Plan adopted on December 12, 2002		DEF 14A Appendix 3	10/23/02

10.45+	Intuit Senior Executive Incentive Plan adopted on October 23, 2007		8-K	12/17/07

10.46+	Form of Indemnification Agreement entered into by Intuit with each of its directors and certain officers		10-K	09/25/02

10.47+	Form of Stock Bonus Agreement (Matching Unit) under the Intuit 2002 Equity Incentive Plan related to the Executive Stock Ownership Program		10-Q	12/05/03

10.48+	Transition Agreement dated August 21, 2007 between Intuit and Stephen M. Bennett		8-K	08/22/07

10.49+	Intuit Inc. 2002 Plan Option Grant Agreement between Stephen M. Bennett and Intuit Inc. dated July 31, 2004		10-Q	12/10/04

10.50+	Form of Amended and Restated Employment Agreement dated December 1, 2008 between Intuit Inc. and Kiran M. Patel		8-K	12/02/09

10.51+	Amendment dated December 1, 2008 to Letter Regarding Terms of Employment by and between Intuit Inc. and Mr. R. Neil Williams dated November 2, 2007		10-Q	12/04/08

10.52+	Amendment dated December 1, 2008 to Offer Letter Agreement between Intuit and Alexander M. Lintner dated June 24, 2005 and accepted by Mr. Lintner on June 29, 2005		10-Q	12/04/08

10.53+	Letter Regarding Terms of Employment by and between Intuit Inc. and Mr. Sasan K. Goodarzi dated May 18, 2004 and Amendment Dated December 1, 2008		10-Q	12/04/08

10.54+	Amendment dated December 1, 2008 to Letter Regarding Terms of Employment by and between Intuit Inc. and Mr. Brad D. Smith dated October 1, 2007		10-Q	12/04/08

10.55+	Letter Regarding Terms of Employment by and between Intuit Inc. and Mr. Brad D. Smith, dated October 1, 2007		8-K	10/05/07

10.56+	Letter Regarding Terms of Employment by and between Intuit Inc. and Mr. R. Neil Williams, dated November 2, 2007		8-K	11/08/07

10.57+	Employment Agreement dated September 2, 2005 between Intuit and Kiran Patel		8-K	09/08/05

10.58+	Offer Letter Agreement dated June 24, 2005 between Intuit and Alexander M. Lintner and accepted by Mr. Lintner on June 29, 2005		8-K	07/06/05

10.59+	Director Compensation Agreement between Intuit and Dennis D. Powell, dated February 11, 2004		10-Q	06/14/04

10.60	Five Year Credit Agreement dated as of March 22, 2007, by and among Intuit, the Lenders parties thereto, JPMorgan Chase Bank, N.A., as syndication agent, and Citicorp USA, Inc., as administrative agent		8-K	03/22/07

10.61	Free On-Line Electronic Tax Filing Agreement Amendment, effective as of October 30, 2005 between the Internal Revenue Service and the Free File Alliance, LLC		10-Q	12/05/05

10.62#	Master Services Agreement between Intuit and Arvato Services, Inc., dated May 28, 2003		10-K	09/19/03

10.63	Second Amendment to Master Service Agreement between Intuit and Arvato Services, Inc., effective May 29, 2007		10-K	09/14/07

10.64#	Amendment 3 to Master Services Agreement between Intuit and Arvato Services, Inc., effective April 1, 2008		10-Q	05/30/08

Incorporated by
Reference
Exhibit		Filed
Number	Exhibit Description	Herewith	Form/File No.	Date
10.65#	Lease, dated as of March 28, 2005, made by and between Kilroy Realty, L.P. and Intuit Inc. for property located on Torrey Santa Fe Road, San Diego		10-Q	06/07/05

10.66	First Amendment to Lease, dated as of March 31, 2006, by and between Intuit and Kilroy Realty, L.P. for property in San Diego, California		10-Q	06/09/06

10.67	Lease Expiration Advancement Agreement effective July 31, 2003 between Intuit and Charleston Properties for 2475, 2500, 2525, 2535 and 2550 Garcia Avenue and 2650, 2675, 2700 and 2750 Coast Avenue, Mountain View, CA		10-K	09/19/03

10.68	Lease Agreement dated as of July 31, 2003 between Intuit and Charleston Properties for 2475, 2500, 2525, 2535 and 2550 Garcia Avenue, Mountain View, CA		10-K	09/19/03

10.69	Lease Agreement dated as of July 31, 2003 between Intuit and Charleston Properties for 2650, 2675, 2700 and 2750 Coast Avenue and 2600 Casey Avenue, Mountain View, California		10-K	09/19/03

10.70	Lease Agreement dated as of March 29, 1999 between Intuit and various parties as Landlord for 2632 Marine Way, Mountain View, California		10-K	10/13/01

10.71	Standard Office Lease for Calabasas facility dated August 4, 1997, by and between Arden Realty Limited Partnership and Digital Insight		S-1 333-81547 Filed by Digital Insight	09/30/99

10.72	Third Amendment dated May 23, 2003 to the Calabasas Standard Office Lease between Arden Realty Finance III, LLC and Digital Insight		10-K Filed by Digital Insight	03/10/04

10.73	Standard Office Lease for Westlake Village facility dated as of March 6, 2000, by and between Arden Realty Finance Partnership, LP and Digital Insight		10-Q Filed by Digital Insight	05/15/00

10.74	Second Amendment dated May 23, 2003 to the Westlake Village Standard Office Lease between Arden Realty Finance Partnership, LP and Digital Insight		10-K Filed by Digital Insight	03/10/04

10.75	Office Lease dated as of November 15, 2006 between LNR Warner Center IV, LLC and Intuit for 21215 Burbank Boulevard, Woodland Hills, California		10-K	09/12/08

21.01	List of Intuit’s Subsidiaries	X

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X

24.01	Power of Attorney (see signature page)	X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01	Section 1350 Certification (Chief Executive Officer) *	X

32.02	Section 1350 Certification (Chief Financial Officer) *	X

+	Indicates a management contract or compensatory plan or arrangement.

#	We have requested confidential treatment for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission (SEC). We omitted such portions from this filing and filed them separately with the SEC.

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Intuit specifically incorporates it by reference.

(b)	Exhibits

See Item 15(a)(3) above.

(c)	Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC.
Dated: September 15, 2009	By:	/s/ R. NEIL WILLIAMS
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

Name	Title	Date

Principal Executive Officer:

/s/ BRAD D. SMITH Brad D. Smith	President, Chief Executive Officer and Director	September 15, 2009

Principal Financial Officer:

/s/ R. NEIL WILLIAMS R. Neil Williams	Senior Vice President and Chief Financial Officer	September 15, 2009

Principal Accounting Officer:

/s/ JEFFREY P. HANK Jeffrey P. Hank	Vice President, Corporate Controller	September 15, 2009

Additional Directors:

/s/ STEPHEN M. BENNETT Stephen M. Bennett	Director	September 15, 2009

/s/ CHRISTOPHER W. BRODY Christopher W. Brody	Director	September 15, 2009

/s/ WILLIAM V. CAMPBELL William V. Campbell	Chairman of the Board of Directors	September 15, 2009

/s/ SCOTT D. COOK Scott D. Cook	Director	September 15, 2009

/s/ DIANE B. GREENE Diane B. Greene	Director	September 15, 2009

/s/ MICHAEL R. HALLMAN Michael R. Hallman	Director	September 15, 2009

/s/ EDWARD A. KANGAS Edward A. Kangas	Director	September 15, 2009

/s/ SUZANNE NORA JOHNSON Suzanne Nora Johnson	Director	September 15, 2009

/s/ DENNIS D. POWELL Dennis D. Powell	Director	September 15, 2009

/s/ STRATTON D. SCLAVOS Stratton D. Sclavos	Director	September 15, 2009

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
4.01	Form of Specimen Certificate for Intuit’s Common Stock

10.33+	Intuit Executive Relocation Policy

21.01	List of Intuit’s Subsidiaries

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.01	Power of Attorney (see signature page)

31.01	Certification of Chief Executive Officer

31.02	Certification of Chief Financial Officer

32.01	Section 1350 Certification (Chief Executive Officer) *

32.02	Section 1350 Certification (Chief Financial Officer) *

+	Indicates a management contract or compensatory plan or arrangement.

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Intuit specifically incorporates it by reference.