Form 10-Q
period 2009-10-31
INTUIT INC
filed 2009-12-04
CIK 896878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 316,760,854 shares of Common Stock, $0.01 par value, were outstanding at November 23, 2009.

INTUIT INC.
FORM 10-Q
INDEX

Page
Number
PART I FINANCIAL INFORMATION

ITEM 1: Financial Statements

Condensed Consolidated Statements of Operations for the three months ended October 31, 2009 and 2008	3

Condensed Consolidated Balance Sheets at October 31, 2009 and July 31, 2009	4

Condensed Consolidated Statements of Stockholders’ Equity for the three months ended October 31, 2009 and 2008	5

Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 2009 and 2008	6

Notes to Condensed Consolidated Financial Statements	7

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk	38

ITEM 4: Controls and Procedures	40

PART II OTHER INFORMATION

ITEM 1: Legal Proceedings	41

ITEM 1A: Risk Factors	42

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	45

ITEM 6: Exhibits	46

Signatures	47
EX-10.05
EX-31.01
EX-31.02
EX-32.01
EX-32.02
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
Intuit, the Intuit logo, QuickBooks, TurboTax, ProSeries, Lacerte, Digital Insight and Quicken, among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners.

PART I
ITEM 1
FINANCIAL STATEMENTS
INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	October 31,	October 31,
(In millions, except per share amounts; unaudited)	2009	2008

Net revenue:
Product	$206	$220
Service and other	287	261

Total net revenue	493	481

Costs and expenses:
Cost of revenue:
Cost of product revenue	35	33
Cost of service and other revenue	119	112
Amortization of purchased intangible assets	22	15
Selling and marketing	185	186
Research and development	143	136
General and administrative	78	65
Acquisition-related charges	10	10

Total costs and expenses	592	557

Operating loss	(99)	(76)
Interest expense	(16)	(12)
Interest and other income (expense)	5	(1)

Loss before income taxes	(110)	(89)
Income tax benefit	(42)	(37)

Net loss	$(68)	$(52)

Basic and diluted net loss per share	$(0.21)	$(0.16)

Shares used in basic and diluted per share calculations	320	323

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	July 31,
(In millions; unaudited)	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$313	$679
Investments	614	668
Accounts receivable, net	160	147
Income taxes receivable	98	67
Deferred income taxes	91	92
Prepaid expenses and other current assets	67	43

Current assets before funds held for customers	1,343	1,696
Funds held for customers	293	272

Total current assets	1,636	1,968

Long-term investments	92	97
Property and equipment, net	522	529
Goodwill	1,824	1,826
Purchased intangible assets, net	258	293
Long-term deferred income taxes	41	36
Other assets	81	77

Total assets	$4,454	$4,826

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$114	$105
Accrued compensation and related liabilities	118	175
Deferred revenue	355	378
Other current liabilities	140	154

Current liabilities before customer fund deposits	727	812
Customer fund deposits	293	272

Total current liabilities	1,020	1,084

Long-term debt	998	998
Other long-term obligations	164	187

Total liabilities	2,182	2,269

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	2,565	2,547
Treasury stock, at cost	(3,059)	(2,846)
Accumulated other comprehensive income	7	7
Retained earnings	2,759	2,849

Total stockholders’ equity	2,272	2,557

Total liabilities and stockholders’ equity	$4,454	$4,826

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

		Common
		Stock and		Accumulated
	Shares of	Additional		Other		Total
(Dollars in millions; shares in	Common	Paid-In	Treasury	Comprehensive	Retained	Stockholders’
thousands; unaudited)	Stock	Capital	Stock	Income	Earnings	Equity

Balance at July 31, 2009	322,766	$2,547	$(2,846)	$7	$2,849	$2,557
Components of comprehensive net loss:
Net loss	—	—	—	—	(68)	(68)
Other comprehensive loss, net of tax	—	—	—	—	—	—

Comprehensive net loss						(68)
Issuance of common stock under employee stock plans	3,056	—	67	—	(2)	65
Restricted stock units released, net of taxes	954	(15)	20	—	(20)	(15)
Stock repurchases under stock repurchase programs	(10,565)	—	(300)	—	—	(300)
Tax benefit from employee stock option transactions	—	6	—	—	—	6
Share-based compensation	—	27	—	—	—	27

Balance at October 31, 2009	316,211	$2,565	$(3,059)	$7	$2,759	$2,272

		Common
		Stock and		Accumulated
	Shares of	Additional		Other		Total
(Dollars in millions; shares in	Common	Paid-In	Treasury	Comprehensive	Retained	Stockholders’
thousands; unaudited)	Stock	Capital	Stock	Income	Earnings	Equity

Balance at July 31, 2008	322,600	$2,415	$(2,787)	$8	$2,444	$2,080
Components of comprehensive net loss:
Net loss	—	—	—	—	(52)	(52)
Other comprehensive loss, net of tax	—	—	—	(7)	—	(7)

Comprehensive net loss						(59)
Issuance of common stock under employee stock plans	3,864	—	83	—	(6)	77
Restricted stock units released, net of taxes	723	(12)	16	—	(16)	(12)
Stock repurchases under stock repurchase programs	(6,021)	—	(165)	—	—	(165)
Tax benefit from employee stock option transactions	—	11	—	—	—	11
Share-based compensation	—	22	—	—	—	22

Balance at October 31, 2008	321,166	$2,436	$(2,853)	$1	$2,370	$1,954

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	October 31,	October 31,
(In millions; unaudited)	2009	2008
Cash flows from operating activities:
Net loss	$(68)	$(52)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	39	33
Amortization of intangible assets	36	27
Share-based compensation	27	22
Deferred income taxes	(24)	45
Tax benefit from share-based compensation plans	6	11
Excess tax benefit from share-based compensation plans	(3)	(6)
Other	4	5

Total adjustments	85	137

Changes in operating assets and liabilities:
Accounts receivable	(13)	(17)
Prepaid expenses, income taxes receivable and other assets	(56)	(121)
Accounts payable	9	22
Accrued compensation and related liabilities	(57)	(113)
Deferred revenue	(24)	(18)
Income taxes payable	—	(14)
Other liabilities	(16)	(24)

Total changes in operating assets and liabilities	(157)	(285)

Net cash used in operating activities	(140)	(200)

Cash flows from investing activities:
Purchases of available-for-sale debt securities	(388)	(36)
Sales of available-for-sale debt securities	322	148
Maturities of available-for-sale debt securities	36	11
Net change in funds held for customers’ money market funds and other cash equivalents	66	283
Purchases of property and equipment	(32)	(67)
Net change in customer fund deposits	21	(283)
Other	(3)	2

Net cash provided by investing activities	22	58

Cash flows from financing activities:
Net proceeds from issuance of common stock under stock plans	65	77
Tax payments related to restricted stock issuance	(15)	(12)
Purchase of treasury stock	(300)	(165)
Excess tax benefit from share-based compensation plans	3	6
Other	(1)	—

Net cash used in financing activities	(248)	(94)

Effect of exchange rates on cash and cash equivalents	—	(8)

Net decrease in cash and cash equivalents	(366)	(244)
Cash and cash equivalents at beginning of period	679	413

Cash and cash equivalents at end of period	$313	$169

See accompanying notes.

INTUIT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
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
Basis of Presentation
These condensed consolidated financial statements include the financial statements of Intuit and its wholly owned subsidiaries. We have eliminated all significant intercompany balances and transactions in consolidation. In July 2009 we acquired PayCycle, Inc. for a total purchase price of approximately $169 million. Accordingly, we have included the results of operations for PayCycle in our consolidated results of operations from the date of acquisition.
These condensed consolidated financial statements also include the financial position, results of operations and cash flows of Superior Bankcard Services, LLC (SBS), an entity that acquires merchant accounts for our Innovative Merchant Solutions business. We are allocated 51% of the earnings and losses of this entity and 100% of the losses in excess of the noncontrolling interest capital balances. We therefore eliminate the portion of the SBS financial results that pertains to the noncontrolling interests in our statements of operations and on our balance sheets. The amounts eliminated were not material for any period presented. The operating agreement of SBS outlines a process for noncontrolling members and IMS to negotiate a buyout of the noncontrolling members’ interests. This process began in July 2009. If the parties are not able to reach agreement, the SBS operating agreement provides for a possible sale of SBS to a third party. See Note 7.
We have included all adjustments, consisting only of normal recurring items, that we considered necessary for a fair presentation of our financial results for the interim periods presented. These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2009. Results for the three months ended October 31, 2009 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2010 or any other future period.
We have reclassified certain amounts previously reported in our financial statements to conform to the current presentation, including amounts related to reportable segments. We have evaluated subsequent events through the date and time these financial statements were issued on December 4, 2009.
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

Significant Accounting Policies
We describe our significant accounting policies in Note 1 to the financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2009. On August 1, 2009 we adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) as the sole source for authoritative guidance. On August 1, 2009 we also adopted certain authoritative guidance on fair value measurements for nonfinancial assets and nonfinancial liabilities and on business combinations that affected our significant accounting policies. See “Fair Value of Nonfinancial Assets and Nonfinancial Liabilities” and “Business Combinations” below. There have been no other changes to our significant accounting policies during fiscal 2010.
Fair Value of Nonfinancial Assets and Nonfinancial Liabilities
We describe our accounting policies for the valuation of goodwill, purchased intangible assets and other long-lived assets in “Goodwill, Purchased Intangible Assets and Other Long-Lived Assets” in Note 1 to the financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2009. On August 1, 2009 we adopted the provisions of the authoritative guidance on fair value measurements for nonfinancial assets and nonfinancial liabilities that we do not recognize or disclose at fair value on a recurring basis (at least annually). These include reporting units measured at fair value in a goodwill impairment test, other nonfinancial assets or liabilities measured at fair value for impairment testing, and nonfinancial assets acquired and liabilities assumed in a business combination. In accordance with this guidance, we define fair value as the price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. As a result, we now estimate the fair values of these assets and liabilities from the perspective of a market participant rather than from an entity-specific perspective. In addition, we consider and use all valuation methods that are appropriate in estimating the fair value of these assets and liabilities. See Note 2, “Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis,” for information on the impact of our adoption of this guidance.
Business Combinations
On August 1, 2009 we adopted the acquisition method of accounting for business combinations. The acquisition method of accounting requires us to use significant estimates and assumptions, including fair value estimates, as of the business combination date and to refine those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for a business combination) in a manner that is generally similar to the previous purchase method of accounting.
Under the acquisition method of accounting we recognize separately from goodwill the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree, generally at the acquisition date fair value. We measure goodwill as of the acquisition date as the excess of consideration transferred, which we also measure at fair value, over the net of the acquisition date amounts of the identifiable assets acquired and liabilities assumed. Costs that we incur to complete the business combination such as investment banking, legal and other professional fees are not considered part of consideration and we charge them to general and administrative expense as they are incurred. Under the acquisition method we also account for acquired company restructuring activities that we initiate separately from the business combination.
Should the initial accounting for a business combination be incomplete by the end of a reporting period that falls within the measurement period, we report provisional amounts in our financial statements. During the measurement period, we adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date and we record those adjustments to our financial statements. We apply those measurement period adjustments that we determine to be significant retrospectively to comparative information in our financial statements, including adjustments to depreciation and amortization expense.
Under the acquisition method of accounting for business combinations, if we identify changes to deferred tax asset valuation allowances or liabilities related to uncertain tax positions during the measurement period and they relate to new information obtained about facts and circumstances that existed as of the acquisition date, those changes are considered a measurement period adjustment and we record the offset to goodwill. We record all other changes to deferred tax asset valuation allowances and liabilities related to uncertain tax positions in current period income tax expense. This accounting applies to all of our acquisitions regardless of acquisition date.

Other Accounting Pronouncements Adopted in the Current Period
On August 1, 2009 we adopted authoritative guidance for the determination of the useful lives of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful lives of recognized intangible assets. Our adoption of this guidance had no impact on our financial position, results of operations or cash flows.
On August 1, 2009 we adopted authoritative guidance for the accounting and reporting of noncontrolling interests in consolidated entities and for the deconsolidation of those entities. As a result of our adoption of this guidance, we retrospectively reclassified the balances for the noncontrolling interest in SBS to stockholders’ equity for all periods presented. These balances were not significant. The expense that we recorded for the SBS noncontrolling interest was not significant compared with our consolidated financial results for any period presented and we have therefore included it in interest and other income in our statements of operations.
Computation of Net Income (Loss) Per Share
We compute basic net income or loss per share using the weighted average number of common shares outstanding during the period. We compute diluted net income per share using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares include shares issuable upon the exercise of stock options and upon the vesting of restricted stock units (RSUs) under the treasury stock method.
We include stock options with combined exercise prices, unrecognized compensation expense and tax benefits that are less than the average market price for our common stock, and RSUs with unrecognized compensation expense and tax benefits that are less than the average market price for our common stock, in the calculation of diluted net income per share. We exclude stock options with combined exercise prices, unrecognized compensation expense and tax benefits that are greater than the average market price for our common stock, and RSUs with unrecognized compensation expense and tax benefits that are greater than the average market price for our common stock, from the calculation of diluted net income per share because their effect is anti-dilutive. Under the treasury stock method, the amount that must be paid to exercise stock options, the amount of compensation expense for future service that we have not yet recognized for stock options and RSUs, and the amount of tax benefits that will be recorded in additional paid-in capital when the awards become deductible are assumed to be used to repurchase shares.
In loss periods, basic net loss per share and diluted net loss per share are identical since the effect of potential common shares is anti-dilutive and therefore excluded.

The following table presents the composition of shares used in the computation of basic and diluted net loss per share for the periods indicated.

	Three Months Ended
	October 31,	October 31,
(In millions, except per share amounts)	2009	2008

Numerator:
Net loss	$(68)	$(52)

Denominator:
Shares used in basic and diluted per share amounts:
Weighted average common shares outstanding	320	323

Basic and diluted net loss per share:
Basic and diluted net loss per share	$(0.21)	$(0.16)

Shares excluded from computation of diluted net loss per share:
Weighted average stock options and restricted stock units that would have been included in the computation of dilutive common equivalent shares outstanding if net income had been reported in the period	27	32
Weighted average stock options and restricted stock units excluded from calculation due to anti-dilutive effect	26	23

	53	55

Significant Customers
No customer accounted for 10% or more of total net revenue in the three months ended October 31, 2009 or 2008. No customer accounted for 10% or more of total accounts receivable at October 31, 2009 or July 31, 2009.
Recent Accounting Pronouncements
ASU 2009-05, “Measuring Liabilities at Fair Value”
In August 2009 the FASB issued Accounting Standards Update (ASU) No. 2009-05, “Measuring Liabilities at Fair Value.” This update provides amendments to ASC Topic 820, “Fair Value Measurements and Disclosure,” for the fair value measurement of liabilities when a quoted price in an active market is not available. ASU 2009-05 is effective for reporting periods beginning after August 28, 2009, which means that it will be effective for our second fiscal quarter beginning November 1, 2009. We are in the process of evaluating this update and therefore have not yet determined the impact that adoption of ASU 2009-05 will have on our financial position, results of operations or cash flows.
ASU 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements — a Consensus of the FASB Emerging Issues Task Force”
In October 2009 the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements — a Consensus of the FASB Emerging Issues Task Force.” This update provides amendments to the criteria in ASC Topic 605, “Revenue Recognition,” for separating consideration in multiple-deliverable arrangements by establishing a selling price hierarchy. The selling price used for each deliverable will be based on vendor-specific objective evidence (VSOE) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third-party evidence is available. ASU 2009-13 also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which means that it will be effective for our fiscal year beginning August 1, 2010. We are in the process of evaluating this update and therefore have not yet determined the impact that adoption of ASU 2009-13 will have on our financial position, results of operations or cash flows.
2. Fair Value Measurements
The authoritative guidance defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We measure and disclose the fair value of certain assets and liabilities on a recurring basis and other assets and liabilities on a non-recurring basis, as described below. The authoritative guidance establishes a three-level hierarchy for disclosure that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Our cash equivalents, available-for-sale debt securities and long-term debt are measured at fair value on a recurring basis. We have classified these assets and liabilities in accordance with the fair value hierarchy. In instances where the inputs used to measure the fair value of an asset or liability fall into more than one level of the fair value hierarchy, we have classified them based on the lowest level input that is significant to the determination of the fair value.
The following table presents financial assets and financial liabilities that we measured at fair value on a recurring basis at the date indicated.

	October 31, 2009				July 31, 2009
				Total				Total
(In millions)	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value

Assets:
Cash equivalents (1)	$478	$—	$—	$478	$893	$—	$—	$893
Available-for-sale debt securities:
Municipal bonds (2)	—	410	—	410	—	448	—	448
Corporate notes (2)	—	82	—	82	—	44	—	44
U.S. agency securities (2)	—	56	—	56	—	25	—	25
U.S. treasuries (2)	—	18	—	18	—	—	—	—
Municipal auction rate securities (3)	—	—	224	224	—	—	245	245

Total assets	$478	$566	$224	$1,268	$893	$517	$245	$1,655

Liabilities:
Long-term debt (4)	$—	$1,046	$—	$1,046	$—	$1,001	$—	$1,001

(1)	Included in cash and cash equivalents and funds held for customers on our balance sheets at October 31, 2009 and July 31, 2009.

(2)	$479 million included in investments and $87 million included in funds held for customers on our balance sheet at October 31, 2009. $517 million included in investments on our balance sheet at July 31, 2009.

(3)	$135 million included in investments and $89 million included in long-term investments on our balance sheet at October 31, 2009. $151 million included in investments and $94 million included in long-term investments on our balance sheet at July 31, 2009.

(4)	Carrying value on our balance sheets at October 31, 2009 and July 31, 2009 was $998 million. See Note 7.

The following table presents a reconciliation of financial assets that we measure at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended October 31, 2009.

Three Months
Ended
October 31,
(In millions)	2009

Beginning balance	$245
Settlements at par	(21)

Ending balance	$224

Financial assets whose fair values we measure using Level 3 inputs consisted of municipal auction rate securities. We classified $135 million and $151 million of these securities as short-term investments and $89 million and $94 million as long-term investments on our balance sheets at October 31, 2009 and July 31, 2009. At these dates all of the municipal auction rate securities we held were rated A or better by the major credit rating agencies and 85% or more were collateralized by student loans guaranteed by the U.S. Department of Education. These securities are long-term debt instruments that are intended to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 35 days. Due to a decrease in liquidity in the global credit markets, in February 2008 auctions began failing for the municipal auction rate securities we held. Regularly scheduled auctions for these securities have generally continued to fail since that time. When these auctions initially failed, higher interest rates for many of the securities went into effect in accordance with the terms of the prospectus for each security. As of October 31, 2009, we had received all interest payments in accordance with the contractual terms of these securities.
We estimated the fair values of the municipal auction rate securities we held at October 31, 2009 based on a discounted cash flow model that we prepared. Key inputs to our discounted cash flow model included the projected future interest rates; the likely timing of principal repayments; the probability of full repayment considering guarantees by the U.S. Department of Education of the underlying student loans or insurance by other third parties; publicly available pricing data for recently issued student loan backed securities that are not subject to auctions; and the impact of the reduced liquidity for auction rate securities. The following table presents information about significant inputs to our discounted cash flow model at the dates shown:

	Inputs to Model at
	October 31,	July 31,
	2009	2009

Range of average projected future yield rates	0.47% - 3.31%	0.63% - 3.78%

Range of overall discount rates used in model (like-kind security yield rate plus illiquidity factor)	1.52% - 1.77%	1.61% - 1.86%

Like-kind security yield rate	0.27%	0.36%

Range of illiquidity factors	125 - 150 bps	125 - 150 bps

Expected holding period in years	7	7

Using our discounted cash flow model we determined that the fair values of the municipal auction rate securities we held at October 31, 2009 were approximately equal to their par values. As a result, we recorded no decrease in the fair values of those securities for the three months then ended. We do not intend to sell our municipal auction rate securities and it is not more likely than not that we will be required to sell them before recovery at par. Based on the maturities of the underlying securities and the put option described below, we classified $135 million and $151 million of these securities as short-term investments and $89 million and $94 million as long-term investments on our balance sheets at October 31, 2009 and July 31, 2009.
In August 2008 the broker-dealers for our municipal auction rate securities announced settlements under which they may provide liquidity solutions, or purchase, the auction rate securities held by their institutional clients. On November 4, 2008 we accepted an offer from UBS AG (UBS), one of the broker-dealers for our municipal auction rate securities, that gives us the option to sell UBS a total of $135 million in municipal auction rate securities at par value at any time during a two-year period beginning June 30, 2010. The put option also gives UBS the discretion to buy any or all of these securities from us at par value at any time. To date UBS has not purchased any of these securities from us. We chose not to elect the fair value option for the put option at the time we accepted the UBS offer. We accounted for the put option at its cost of zero on November 4, 2008, the date that we entered into the agreement, because we considered the value of the securities subject to the put option to be substantially equal to their par values at that date. The put option is considered to be a separate and freestanding financial instrument between UBS and Intuit because it is non-transferable and could not be attached to the related auction rate securities if they were to be sold to a third party. Since the put option is freestanding, we did not consider the option when estimating the fair value of the UBS auction rate securities we held at October 31, 2009 and July 31, 2009. We currently intend to exercise our option to sell UBS all of these municipal auction rate securities at par value in accordance with the terms of the offer within the next twelve months.
Based on our expected operating cash flows and our other sources of cash, we do not believe that the reduction in liquidity of our municipal auction rate securities will have a material impact on our overall ability to meet our liquidity needs.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
As discussed in Note 1, “Significant Accounting Policies,” on August 1, 2009 we adopted the provisions of the authoritative guidance on fair value measurements for nonfinancial assets and nonfinancial liabilities that we do not recognize or disclose at fair value on a recurring basis (at least annually). These include reporting units measured at fair value in a goodwill impairment test, other nonfinancial assets or liabilities measured at fair value for impairment testing, and nonfinancial assets acquired and liabilities assumed in a business combination.
In connection with our adoption of this guidance we analyzed the components of our operating segments to determine whether we had any new reporting units that would require evaluation for indicators of impairment. We identified no new reporting units as a result of this analysis. In the absence of an event or circumstance that indicates that the carrying value of a reporting unit may not be recoverable, we test our goodwill for impairment annually during our fourth fiscal quarter.
3. Cash and Cash Equivalents, Investments and Funds Held for Customers
We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of AAA-rated money market funds in all periods presented. Investments consist of available-for-sale investment-grade debt securities and municipal auction rate securities that we carry at fair value. Funds held for customers consist of cash, AAA-rated money market funds and available-for-sale investment-grade debt securities. Long-term investments consist primarily of municipal auction rate securities that we carry at fair value. Due to a decrease in liquidity in the global credit markets, we estimate the fair values of our municipal auction rate securities based on a discounted cash flow model that we prepare. See Note 2 for more information. Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market funds, we diversify our investments by limiting our holdings with any individual issuer.

The following table summarizes our cash and cash equivalents, investments and funds held for customers by balance sheet classification at the dates indicated.

	October 31, 2009		July 31, 2009
(In millions)	Cost	Fair Value	Cost	Fair Value
Classification on balance sheets:
Cash and cash equivalents	$313	$313	$679	$679
Investments	612	614	666	668
Funds held for customers	293	293	272	272
Long-term investments	92	92	97	97

Total cash and cash equivalents, investments and funds held for customers	$1,310	$1,312	$1,714	$1,716

The following table summarizes our cash and cash equivalents, investments and funds held for customers by investment category at the dates indicated.

	October 31, 2009		July 31, 2009
(In millions)	Cost	Fair Value	Cost	Fair Value
Type of issue:
Total cash and cash equivalents	$519	$519	$951	$951
Available-for-sale debt securities:
Municipal bonds	409	410	447	448
Municipal auction rate securities	224	224	245	245
Corporate notes	81	82	43	44
U.S. agency securities	56	56	25	25
U.S. treasuries	18	18	—	—

Total available-for-sale debt securities	788	790	760	762
Other long-term investments	3	3	3	3

Total cash and cash equivalents, investments and funds held for customers	$1,310	$1,312	$1,714	$1,716

We include realized gains and losses on our available-for-sale debt securities in interest and other income in our statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the three months ended October 31, 2009 and 2008 were not significant.
We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income in the stockholders’ equity section of our balance sheets. Gross unrealized gains and losses on our available-for-sale debt securities at October 31, 2009 and July 31, 2009 were not significant.
We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held at October 31, 2009 were not other-than-temporarily impaired. While certain available-for-sale debt securities have fair values that are below cost, we do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery at par. The unrealized losses at October 31, 2009 are due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with the specific securities.

The following table summarizes our available-for-sale debt securities classified by the stated maturity date of the security at the dates indicated.

	October 31, 2009		July 31, 2009
(In millions)	Cost	Fair Value	Cost	Fair Value

Due within one year	$148	$148	$185	$186
Due within two years	230	231	159	160
Due within three years	5	5	5	5
Due after three years	405	406	411	411

Total available-for-sale debt securities	$788	$790	$760	$762

Available-for-sale debt securities due after three years in the table above included $224 million and $230 million in municipal auction rate securities at October 31, 2009 and July 31, 2009, of which $135 million and $136 million were subject to the UBS put option that is effective in June 2010. See Note 2. All of the remaining available-for-sale debt securities had an interest reset date, put date or mandatory call date within two years of those dates.
4. Comprehensive Net Income (Loss)
We add components of other comprehensive income or loss, such as changes in the fair value of available-for-sale debt securities and foreign currency translation adjustments, to our net income or loss to arrive at comprehensive net income or loss. Other comprehensive income or loss items have no impact on our net income or loss as presented in our statements of operations.
The components of comprehensive net loss, net of income taxes, were as shown in the following table for the periods indicated.

	Three Months Ended
	October 31,	October 31,
(In millions)	2009	2008

Net loss	$(68)	$(52)
Components of other comprehensive loss:
Changes in net unrealized gains (losses) on investments, net of reclassification adjustment for realized gains (losses), net of income taxes	—	(1)
Foreign currency translation adjustment, net of income taxes	—	(6)

Total other comprehensive loss, net of income taxes	—	(7)

Comprehensive net loss, net of income taxes	$(68)	$(59)

Income tax benefit netted against other comprehensive loss	$—	$(4)

5. Business Combinations
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
6. Current Liabilities
Unsecured Revolving Credit Facility
On March 22, 2007 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on March 22, 2012. Advances under the credit facility will accrue interest at rates that are equal to, at our election, either Citibank’s base rate or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.18% to 0.575% based on our senior debt credit ratings. The applicable interest rate will be increased by 0.05% for any period in which the total principal amount of advances and letters of credit under the credit facility exceeds $250 million. The agreement includes covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 and a ratio of annual EBITDA to interest payable of not less than 3.00 to 1.00. We were in compliance with these covenants at October 31, 2009. We may use amounts borrowed under this credit facility for general corporate purposes or for future acquisitions or expansion of our business. To date we have not borrowed under this credit facility.
Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

	October 31,	July 31,
(In millions)	2009	2009

Reserve for product returns	$21	$22
Reserve for rebates	29	30
Interest payable	7	21
Executive deferred compensation plan	43	37
Current portion of license fee payable	10	10
Other	30	34

Total other current liabilities	$140	$154

The balances of several of our other current liabilities, particularly our reserves for product returns and rebates, are affected by the seasonality of our business. See Note 1, “Seasonality.”
7. Long-Term Obligations
Senior Unsecured Notes
On March 12, 2007 we issued $500 million of 5.40% senior unsecured notes due on March 15, 2012 and $500 million of 5.75% senior unsecured notes due on March 15, 2017 (together, the Notes), for a total principal amount of $1 billion. The Notes are redeemable by Intuit at any time, subject to a make-whole premium. We paid $28 million in cash for interest on the Notes during the three months ended October 31, 2009 and 2008. Based on the trading prices of the Notes at October 31, 2009 and July 31, 2009 and the interest rates we could obtain for other borrowings with similar terms at those dates, the estimated fair value of the Notes at those dates was approximately $1,046 million and $1,001 million.
Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

	October 31,	July 31,
(In millions)	2009	2009

Total license fee payable	$72	$71
Total deferred rent	62	64
Long-term deferred revenue	19	20
Long-term income tax liabilities	27	48
Other	3	4

Total long-term obligations	183	207
Less current portion (included in other current liabilities)	(19)	(20)

Long-term obligations due after one year	$164	$187

Innovative Merchant Solutions Loan and Buyout Commitments
In April 2005 our wholly owned subsidiary, Innovative Merchant Solutions (IMS), became a member of Superior Bankcard Services, LLC (SBS), a newly formed entity that acquires merchant accounts for IMS. Our consolidated financial statements include the financial position, results of operations and cash flows of SBS, after elimination of all significant intercompany balances and transactions, including amounts outstanding under the credit agreement described below. See Note 1. In connection with the formation of this entity IMS agreed to provide to SBS revolving loans in an amount of up to $40 million under the terms of a credit agreement. The credit agreement expires in July 2013, although certain events, such as a sale of SBS, can trigger earlier termination. Amounts outstanding under this agreement at October 31, 2009 totaled $7 million at an interest rate of 4.3%. Amounts outstanding under this agreement at July 31, 2009 totaled $7 million at interest rates of 4.3% to 5.0%. There are no scheduled repayments on the outstanding loan balance. All unpaid principal amounts and the related accrued interest are due and payable in full at the loan expiration date.
The operating agreement of SBS outlines a process for noncontrolling members and IMS to negotiate a buyout of the noncontrolling members’ interests. This process began in July 2009. If the parties are not able to reach agreement, the SBS operating agreement provides for a possible sale of SBS to a third party.

8. Income Taxes
Effective Tax Rate
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and other taxable items. Our effective tax benefit rate for the three months ended October 31, 2009 was approximately 38%. This differed from the federal statutory rate of 35% primarily due to state income taxes, which were partially offset by the benefit we received from the domestic production activities deduction and the federal and state research and experimentation credits. Our effective tax benefit rate for the three months ended October 31, 2008 was approximately 42%. Excluding net one-time benefits primarily related to the reinstatement of the federal research and experimentation credit, our effective tax benefit rate for that period was approximately 35% and did not differ significantly from the federal statutory rate of 35%. In October 2008 changes in federal law resulted in the reinstatement of the federal research and experimentation credit through December 31, 2009 that was retroactive to January 1, 2008.
Unrecognized Tax Benefits and Other Considerations
The total amount of our unrecognized tax benefits at July 31, 2009 was $40 million. Net of related deferred tax assets, unrecognized tax benefits were $33 million at that date. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $28 million. The recognition of the balance of these net benefits would result in an increase to stockholders’ equity of $5 million. There were no material changes to these amounts during the three months ended October 31, 2009. We do not believe that it is reasonably possible that there will be a significant increase or decrease in unrecognized tax benefits over the next 12 months.
9. Stockholders’ Equity
Stock Repurchase Programs
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. We repurchased 10.6 million and 6.0 million shares for $300 million and $165 million under these programs during the three months ended October 31, 2009 and 2008. At October 31, 2009 we had expended all funds authorized by our Board of Directors for stock repurchases. On November 19, 2009 we announced a new stock repurchase program under which we are authorized to repurchase up to an additional $600 million of our common stock from time to time over a three-year period ending on November 20, 2012.
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

Stock Option Activity
A summary of activity under all share-based compensation plans for the three months ended October 31, 2009 was as follows:

		Options Outstanding
			Weighted
			Average
	Shares		Exercise
	Available	Number	Price
(Shares in thousands)	for Grant	of Shares	Per Share

Balance at July 31, 2009	8,086	45,674	$26.00
Options granted	(1,122)	1,122	30.02
Restricted stock units granted	(794)	—	—
Options exercised	—	(2,758)	20.87
Options canceled or expired (1)	582	(630)	27.90
Restricted stock units forfeited (1)	480	—	—

Balance at October 31, 2009	7,232	43,408	$26.40

Exercisable at October 31, 2009		30,357	$25.52

(1)	Stock options and restricted stock units canceled, expired or forfeited under expired plans are not returned to the pool of shares available for grant.
Restricted Stock Unit Activity
A summary of restricted stock unit activity for the three months ended October 31, 2009 was as follows:

	Restricted Stock Units
		Weighted
		Average
	Number	Grant Date
(Shares in thousands)	of Shares	Fair Value

Nonvested at July 31, 2009	9,398	$27.06
Granted	794	29.84
Vested	(1,566)	29.28
Forfeited	(482)	26.53

Nonvested at October 31, 2009	8,144	$26.94

Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded for the periods shown.

	Three Months Ended
	October 31,	October 31,
(In millions, except per share amounts)	2009	2008

Cost of service and other revenue	$2	$1
Selling and marketing	7	8
Research and development	9	7
General and administrative	9	6

Increase in operating loss and loss before income taxes	27	22
Income tax benefit	(10)	(8)

Increase in net loss	$17	$14

Increase in net loss per share:
Basic and diluted	$0.05	$0.04

At October 31, 2009, there was $225 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans which we expect to recognize as expense in the future. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.1 years.
10. Litigation
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
11. Segment Information
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
Financial Management Solutions product revenue is derived primarily from QuickBooks desktop software products and financial supplies such as paper checks, envelopes, invoices, business cards and business stationery. Financial Management Solutions service and other revenue is derived primarily from QuickBooks Online, QuickBooks support plans, Web site design and hosting services for small and medium-sized businesses, and royalties from small business online services.
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
The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies in Note 1 to the financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2009. Except for goodwill and purchased intangible assets, we do not generally track assets by reportable segment and, consequently, we do not disclose total assets by reportable segment.

The following tables show our financial results by reportable segment for the three months ended October 31, 2009 and 2008.

	Three Months Ended
	October 31,	October 31,
(In millions)	2009	2008
Net revenue:
Financial Management Solutions
Product revenue	$84	$98
Service and other revenue	50	46

Subtotal	134	144

Employee Management Solutions
Product revenue	60	57
Service and other revenue	37	32

Subtotal	97	89

Payments Solutions
Product revenue	7	8
Service and other revenue	68	63

Subtotal	75	71

Consumer Tax
Product revenue	8	4
Service and other revenue	14	10

Subtotal	22	14

Accounting Professionals
Product revenue	19	19
Service and other revenue	3	2

Subtotal	22	21

Financial Institutions
Product revenue	—	—
Service and other revenue	80	75

Subtotal	80	75

Other Businesses
Product revenue	28	34
Service and other revenue	35	33

Subtotal	63	67

Total Company
Product revenue	206	220
Service and other revenue	287	261

Total net revenue	$493	$481

	Three Months Ended
	October 31,	October 31,
(In millions)	2009	2008
Operating income (loss):
Financial Management Solutions	$25	$29
Employee Management Solutions	56	54
Payments Solutions	13	5
Consumer Tax	(29)	(34)
Accounting Professionals	(15)	(17)
Financial Institutions	17	15
Other Businesses	4	9

Total segment operating income	71	61
Unallocated corporate items:
Share-based compensation expense	(27)	(22)
Other common expenses	(111)	(90)
Amortization of purchased intangible assets	(22)	(15)
Acquisition related charges	(10)	(10)

Total unallocated corporate items	(170)	(137)

Total operating loss	$(99)	$(76)

12. Subsequent Events
Acquisition of Mint Software Inc.
On November 2, 2009 we acquired all of the outstanding equity interests of Mint Software Inc. for total consideration of approximately $171 million. The total consideration included about $26 million for the fair value of assumed equity awards and cash retention bonuses that will be charged to expense over a three year service period. Mint is a provider of online personal finance services and became part of our Other Businesses segment. We acquired Mint to expand our online personal finance offerings in support of our Connected Services strategy.
We will include Mint’s results of operations in our consolidated results of operations from the date of acquisition. Mint’s results of operations for periods prior to the date of acquisition were not material when compared with our consolidated results of operations.
Pending Disposition of Intuit Real Estate Solutions
In November 2009 the Acquisition Committee of our Board of Directors formally approved a plan to sell our Intuit Real Estate Solutions (IRES) business, which is part of our Other Businesses segment. On November 23, 2009 we entered into a definitive agreement to sell IRES for approximately $128 million in cash. The transaction is subject to regulatory approval and customary closing conditions and we expect it to close before the end of the second quarter of fiscal 2010.
In accordance with authoritative guidance, we have determined that IRES became a discontinued operation in the second quarter of fiscal 2010. We will segregate the net assets and operating results of IRES from continuing operations on our balance sheets and in our statements of operations beginning in the second quarter of fiscal 2010. IRES had net assets of approximately $70 million at October 31, 2009 and net revenue from IRES was $74 million in fiscal 2009.

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
You should read this MD&A in conjunction with the financial statements and related notes in Part I, Item 1 of this report and our Annual Report on Form 10-K for the fiscal year ended July 31, 2009. In July 2009 we acquired PayCycle, Inc. for a total purchase price of approximately $169 million. Accordingly, we have included the results of operations for PayCycle in our consolidated results of operations from the date of acquisition.
Executive Overview
This overview provides a high level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important in order to understand our financial results for the first quarter of fiscal 2010 as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Quarterly Report on Form 10-Q.
About Intuit
Intuit is a leading provider of business and financial management solutions for small and medium-sized businesses, consumers, accounting professionals and financial institutions. We organize our portfolio of businesses into four principal categories – Small Business Group, Tax, Financial Institutions and Other Businesses. These categories include seven financial reporting segments.
Small Business Group: This category includes three segments – Financial Management Solutions, Employee Management Solutions, and Payments Solutions.
•	Our Financial Management Solutions segment includes QuickBooks financial and business management software and services, technical support, financial supplies, and Web site design and hosting services for small and medium-sized businesses.

•	Our Employee Management Solutions segment provides payroll products and services for small businesses.

•	Our Payments Solutions segment provides merchant services for small businesses, including credit and debit card processing, electronic check conversion and automated clearing house services.
Tax: This category also includes two segments – Consumer Tax and Accounting Professionals.
•	Our Consumer Tax segment includes TurboTax income tax preparation products and services for consumers and small businesses.

•	Our Accounting Professionals segment includes ProSeries and Lacerte professional tax products and services. This segment also includes QuickBooks Premier Accountant Edition and the QuickBooks ProAdvisor Program for accounting professionals.
Financial Institutions: This segment consists primarily of outsourced online services for banks and credit unions provided by our Digital Insight business. It includes our online banking and bill-pay services as well as our Personal

FinanceWorks and Small Business FinanceWorks offerings, which provide comprehensive online financial management solutions for consumers and small businesses.
Other Businesses: This segment includes Quicken personal finance products and services; Mint Software Inc., which we acquired in November 2009; Intuit Real Estate Solutions; and our business in Canada.
We are a member of the Free File Alliance, a consortium of private sector companies that has an agreement with the federal government to provide free online federal tax preparation and filing services to eligible taxpayers. In November 2009 this agreement was extended through October 2014.
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
Overview of Financial Results
Total net revenue for the first quarter of fiscal 2010 was $493 million, an increase of 2% compared with the first quarter of fiscal 2009. Financial Management Solutions segment revenue decreased 7%, Employee Management Solutions segment revenue increased 9%, Payments Solutions segment revenue increased 4%, Financial Institutions segment revenue increased 7%, and Other Businesses segment revenue decreased 5%. Due to the seasonal nature of our tax businesses, we typically generate nominal revenue in our Consumer Tax and Accounting Professionals segments in our first fiscal quarter compared with our second and third fiscal quarters.
Operating loss of $99 million for the first quarter of fiscal 2010 increased $23 million or 30% compared with the first quarter of fiscal 2009. Fiscal 2010 revenue grew $12 million including revenue from PayCycle, which we acquired in July 2009. Total costs and expenses grew $35 million due to our acquisition of PayCycle, higher share-based compensation expense and higher depreciation expense for investments in our infrastructure. Total costs and expenses in the first quarter of fiscal 2009 also reflected a total benefit of $17 million for certain compensation-related items and a decline in the market value of executive deferred compensation plan liabilities, which did not recur in the first quarter of fiscal 2010.
Net loss of $68 million for the first quarter of fiscal 2010 increased $16 million or 31% compared with the first quarter of fiscal 2009. Higher interest expense was offset by higher interest and other income.
Due to the foregoing factors, basic and diluted net loss per share of $0.21 in the first quarter of fiscal 2010 increased 31% compared with $0.16 in the same period of fiscal 2009.
We ended the first quarter of fiscal 2010 with cash, cash equivalents and investments totaling $927 million, a decrease of $420 million from July 31, 2009. Cash, cash equivalents and investments at October 31, 2009 included $135 million in municipal auction rate securities. At that date we also held $89 million in municipal auction rate securities that we classified as long-term investments on our balance sheet. See Note 2 to the financial statements in Part I, Item 1 of this report and “Liquidity and Capital Resources – Auction Rate Securities” later in this Item 2 for more information. In the first three months of fiscal 2010 we generated $50 million in cash from the issuance of common stock under employee stock plans. During the same period we used $140 million in cash for operations, $300 million in cash for the repurchase of 10.6 million shares of our common stock under our stock repurchase programs and $32 million in cash for capital expenditures. At October 31, 2009, we had expended all funds authorized by our Board of Directors for stock repurchases. On November 19, 2009 we announced a new stock repurchase program under which we are authorized to repurchase up to an additional $600 million of our common stock from time to time over a three-year period ending on November 20, 2012.
On November 2, 2009 we acquired Mint Software Inc. for total consideration of approximately $171 million. Mint is a provider of online personal finance services and became part of our Other Businesses segment.
On November 23, 2009 we entered into a definitive agreement to sell our Intuit Real Estate Solutions (IRES) business, which is part of our Other Businesses segment, for approximately $128 million in cash. The transaction is subject to regulatory approval and customary closing conditions and we expect it to close before the end of the second quarter of fiscal 2010. We will account for IRES as a discontinued operation beginning in the second quarter of fiscal 2010. Net revenue from IRES was $74 million in fiscal 2009.
Critical Accounting Policies and Estimates
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2009 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Except for the changes to our critical accounting policies and estimates discussed below, we believe that there were no significant changes in those critical accounting policies and estimates during the first quarter of fiscal 2010. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit and Risk Committee of our Board of Directors.
Fair Value of Nonfinancial Assets and Nonfinancial Liabilities
On August 1, 2009 we adopted the provisions of the authoritative guidance on fair value measurements for nonfinancial assets and nonfinancial liabilities that we do not recognize or disclose at fair value on a recurring basis (at least annually). These include reporting units measured at fair value in a goodwill impairment test, other nonfinancial assets or liabilities measured at fair value for impairment testing, and nonfinancial assets acquired and liabilities assumed in a business combination. See Note 1, “Significant Accounting Policies – Fair Value of Nonfinancial Assets and Nonfinancial Liabilities,” in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of this guidance.
We describe the estimates, judgments, and assumptions we make in connection with goodwill and purchased intangible asset impairment assessments under “Goodwill, Purchased Intangible Assets and Other Long-Lived Assets – Impairment Assessments” in the Critical Accounting Policies and Estimates section in Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2009. The authoritative guidance we adopted on August 1, 2009 generally increases the level of estimates, judgments and assumptions we must make in connection with goodwill and purchased intangible asset impairment assessments, and with estimating the fair value of nonfinancial assets acquired and liabilities assumed in a business combination. In accordance with the new guidance, we define fair value as the price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Given the nature of nonfinancial assets and liabilities, the change from an entity-specific perspective to a market participant perspective is significant and inherently more complex. For example, if there are no known markets or we do not have access to any markets, we will be required to identify hypothetical market participants and develop a hypothetical market based on the expected assumptions of those market participants. In addition, we consider and use multiple valuation methods, if appropriate. Using multiple valuation methods can yield a range of possible results, which we must evaluate in order to choose the most representative point within the range.
Assumptions and estimates about future values can be affected by a variety of internal and external factors. Changes in these factors may require us to revise our estimates and record future impairment charges for goodwill and purchased intangible assets, or retroactively adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with business combinations. These charges and adjustments could materially decrease our future operating income and net income and result in lower asset values on our balance sheet.
Business Combinations
We describe the estimates, judgments and assumptions we make in connection with our accounting for business combinations under “Business Combinations – Purchase Accounting,” in the Critical Accounting Policies and Estimates section in Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2009. On August 1, 2009 we adopted revised authoritative guidance on accounting for business combinations. See Note 1, “Significant Accounting Policies – Business Combinations,” in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of this guidance.
Although the level of estimates, judgments, and assumptions we must make in connection with our accounting for business combinations did not change significantly as a result of adopting this guidance, our accounting for certain aspects of business combinations will now result in charges to expense rather than affect the original purchase price allocation and goodwill. For example, for all of our acquisitions regardless of acquisition date we will record any changes to deferred tax asset valuation allowances and liabilities related to uncertain tax positions in current period income tax expense unless those changes are identified during the one-year measurement period and relate to new information obtained about facts and circumstances that existed as of the acquisition date. In addition, should the initial accounting for a business combination be incomplete by the end of a reporting period that falls within the measurement period, we will report provisional amounts in our financial statements. During the measurement period, we will adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. We will apply those measurement period adjustments that we determine to be significant retrospectively to comparative information in our financial statements, including adjustments to depreciation and amortization expense. The new authoritative guidance requires that we account for acquired company restructuring activities that we initiate separately from the business combination rather than as part of the purchase price. It also requires us to charge investment banking, legal and other professional fees that we incur to complete the transaction to expense as we incur them.
As a result of our adoption of this authoritative guidance on accounting for business combinations, we may incur additional income tax expenses, restructuring expenses, and expenses for professional fees incurred to complete acquisitions. We may also be required to retroactively adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with those acquisitions. These charges and adjustments could materially decrease our future operating income and net income and result in lower asset values on our balance sheet.
Results of Operations
Financial Overview

	Q1	Q1	$	%
(Dollars in millions, except per share amounts)	FY10	FY09	Change	Change

Total net revenue	$493	$481	$12	2%
Operating loss	(99)	(76)	(23)	30%
Net loss	(68)	(52)	(16)	31%
Basic and diluted net loss per share	$(0.21)	$(0.16)	$(0.05)	31%
Total net revenue increased 2% in the first quarter of fiscal 2010 compared with the first quarter of fiscal 2009. Financial Management Solutions segment revenue decreased 7% due to lower average selling prices for our QuickBooks offerings. Employee Management Solutions segment revenue increased 9% due to a 9% increase in the customer base driven by our July 2009 acquisition of PayCycle. Payments Solutions segment revenue increased 4% due to 12% growth in the customer base partially offset by an 8% decline in transaction volume per customer. Financial Institutions segment revenue increased 7% due to 19% growth in bill-pay end users and 4% growth in

Internet banking end users. Other Businesses segment revenue decreased 5% due to a 19% decline in Quicken revenue. See “Total Net Revenue by Business Segment” later in this Item 2 for more information.
Operating loss increased $23 million or 30% in the first quarter of fiscal 2010 compared with the same quarter of fiscal 2009. The increase in operating loss was due to $12 million in higher revenue, including revenue from PayCycle, which was more than offset by $35 million in higher costs and expenses. Total costs and expenses in the first quarter of fiscal 2010 increased about $10 million due to our July 2009 acquisition of PayCycle, about $5 million due to higher share-based compensation expense, and about $6 million due to higher depreciation expense for investments in our infrastructure. Total compensation-related expenses in the first quarter of fiscal 2009 reflected the benefit of an $8 million decrease related to changes in estimates for our stock compensation and 401(k) benefits plans and a $9 million decline in the market value of executive deferred compensation plan liabilities, neither of which recurred in the first quarter of fiscal 2010. See “Cost of Revenue” and “Operating Expenses” later in this Item 2 for more information.
Net loss increased $16 million or 31% in the first quarter of fiscal 2010 compared with the same quarter of fiscal 2009. Interest expense for the first quarter of fiscal 2010 was $4 million higher due mainly to capitalization of interest during the construction of our Washington data center in the first quarter of fiscal 2009. Interest and other income was $6 million higher in the first quarter of fiscal 2010 compared with the first quarter of fiscal 2009 due to a $10 million benefit from changes in the market value of assets associated with our executive deferred compensation plan partially offset by a $4 million decline in interest income that resulted from lower interest rates. Increases and decreases in the market value of assets and liabilities associated with our executive deferred compensation plan have no effect on net income or loss because amounts recorded in interest and other income for changes in the value of the assets are offset by amounts recorded in general and administrative expense in connection with changes in the related liabilities. Our effective tax benefit rate for the first quarter of fiscal 2010 was 38%. Due to certain discrete tax items, our effective tax benefit rate for the first quarter of fiscal 2009 was 42%. See “Income Taxes” later in this Item 2 for more information about our effective tax rates for these periods.
Due to the foregoing factors, basic and diluted net loss per share of $0.21 in the first quarter of fiscal 2010 increased 31% compared with $0.16 in the same quarter of fiscal 2009.
Total Net Revenue by Business Segment
The table below and the discussion of net revenue by business segment that follows it are organized in accordance with our seven reportable business segments. See Note 11 to the financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for descriptions of product revenue and service and other revenue for each segment.

		% of		% of
		Total		Total
	Q1	Net	Q1	Net	%
(Dollars in millions)	FY10	Revenue	FY09	Revenue	Change

Financial Management Solutions
Product revenue	$84		$98
Service and other revenue	50		46

Subtotal	134	27%	144	30%	(7%)

Employee Management Solutions
Product revenue	60		57
Service and other revenue	37		32

Subtotal	97	20%	89	18%	9%

Payments Solutions
Product revenue	7		8
Service and other revenue	68		63

Subtotal	75	15%	71	15%	4%

Consumer Tax
Product revenue	8		4
Service and other revenue	14		10

Subtotal	22	4%	14	3%	57%

Accounting Professionals
Product revenue	19		19
Service and other revenue	3		2

Subtotal	22	4%	21	4%	3%

Financial Institutions
Product revenue	—		—
Service and other revenue	80		75

Subtotal	80	17%	75	16%	7%

Other Businesses
Product revenue	28		34
Service and other revenue	35		33

Subtotal	63	13%	67	14%	(5%)

Total Company
Product revenue	206		220
Service and other revenue	287		261

Total net revenue	$493	100%	$481	100%	2%

Note: Revenue growth rates calculated using dollars in thousands.

Financial Management Solutions
Financial Management Solutions total net revenue decreased $10 million or 7% in the first quarter of fiscal 2010 compared with the same quarter of fiscal 2009. While total QuickBooks software units, including activations of our free Simple Start offering, were up 15% year over year, revenue per unit was lower due to price promotion programs in some of our sales channels. In the first quarter of fiscal 2010, QuickBooks Online subscriptions grew 10% and active Enterprise Solutions customers were up 15% compared with the same quarter of fiscal 2009.
Employee Management Solutions
Employee Management Solutions total net revenue increased $8 million or 9% in the first quarter of fiscal 2010 compared with the same quarter of fiscal 2009. Revenue increased in the fiscal 2010 period due to a 9% increase in the customer base driven by our July 2009 acquisition of PayCycle.
Payments Solutions
Payments Solutions total net revenue increased $4 million or 4% in the first quarter of fiscal 2010 compared with the same quarter of fiscal 2009. Revenue increased in the fiscal 2010 period due to 12% growth in the customer base partially offset by an 8% decline in transaction volume per customer.
Consumer Tax
Due to the seasonal nature of our Consumer Tax business, we typically generate nominal revenue from consumer and small business tax products and services in our first fiscal quarter compared with our second and third fiscal quarters. The majority of Consumer Tax revenue for the first quarter of each fiscal year is for the filing of extended returns for the previous tax year. Consequently, first fiscal quarter revenue in this segment is not indicative of revenue trends for the current tax year. We will not have substantially complete results for the 2009 tax season until the third quarter of fiscal 2010.
Accounting Professionals
Due to the seasonal nature of our Accounting Professionals business, we typically generate nominal revenue from professional tax products and services in our first fiscal quarter compared with our second and third fiscal quarters. The majority of Accounting Professionals tax revenue for the first quarter of each fiscal year is for the filing of extended returns for the previous tax year. Consequently, first fiscal quarter revenue in this segment is not indicative of revenue trends for the current tax year. We will not have substantially complete results for the 2009 tax season until the third quarter of fiscal 2010.
Financial Institutions
Financial Institutions total net revenue increased $5 million or 7% in the first quarter of fiscal 2010 compared with the same quarter of fiscal 2009. Internet banking end users increased 4% and bill-pay end users were up 19% year over year. Lower revenue per user partially offset growth in the Internet banking and bill-pay customer bases.
Other Businesses
Other Businesses total net revenue decreased $4 million or 5% in the first quarter of fiscal 2010 compared with the same quarter of fiscal 2009. This decrease was driven by a 19% decline in Quicken sales that we believe was due to launching Quicken 2010 later in the first quarter of this year than we launched Quicken 2009 in the first quarter of last year.

Cost of Revenue

		% of		% of
	Q1	Related	Q1	Related
(Dollars in millions)	FY10	Revenue	FY09	Revenue

Cost of product revenue	$35	17%	$33	15%
Cost of service and other revenue	119	41%	112	43%
Amortization of purchased intangible assets	22	n/a	15	n/a

Total cost of revenue	$176	36%	$160	33%

Cost of product revenue as a percentage of product revenue increased slightly in the first quarter of fiscal 2010 compared with the first quarter of fiscal 2009 due to product mix.
Cost of service and other revenue as a percentage of service and other revenue decreased slightly in the first quarter of fiscal 2010 compared with the first quarter of fiscal 2009 due to product mix.
Amortization of purchased intangible assets in the first quarter of fiscal 2010 included a $6 million charge for the write-off of certain purchased technology that we no longer intend to use.
Operating Expenses

		% of		% of
		Total		Total
	Q1	Net	Q1	Net
(Dollars in millions)	FY10	Revenue	FY09	Revenue

Selling and marketing	$185	37%	$186	39%
Research and development	143	29%	136	28%
General and administrative	78	16%	65	13%
Acquisition-related charges	10	2%	10	2%

Total operating expenses	$416	84%	$397	82%

Total operating expenses as a percentage of total net revenue increased to 84% in the first quarter of fiscal 2010 from 82% in the first quarter of fiscal 2009 due to an increase of $19 million in operating expenses that was only partially offset by revenue growth of $12 million. Total operating expenses increased about $6 million due to our July 2009 acquisition of PayCycle, about $4 million due to higher share-based compensation expense and about $6 million due to higher depreciation expense for investments in our infrastructure. Total compensation-related expenses in the first quarter of fiscal 2009 reflected the benefit of an $8 million decrease related to changes in estimates for our stock compensation and 401(k) benefits plans and a $9 million decline in the market value of executive deferred compensation plan liabilities, neither of which recurred in the first quarter of fiscal 2010. We record increases and decreases in the market value of executive deferred compensation plan liabilities in general and administrative expense.
Segment Operating Income (Loss)
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. See “Executive Overview – Seasonality and Trends” earlier in this Item 2 for a description of the seasonality of our business. Segment expenses do not include certain costs, such as corporate selling and marketing, product development, and general and administrative expenses and share-based compensation expenses, which are not allocated to specific segments. These unallocated costs totaled $138 million and $112 million in the first quarters of fiscal 2010 and 2009. Unallocated costs increased in the first quarter of fiscal 2010 compared with the first quarter of fiscal 2009 due in part to $5 million in higher share-based compensation expense during the fiscal 2010 period and a $9 million decline in the market value of executive deferred compensation plan liabilities that lowered corporate general and administrative expenses in the fiscal 2009 period. Segment expenses also do not include amortization of purchased intangible assets and acquisition-related charges. See Note 11 to the financial statements in Part I, Item 1 of this report for reconciliations of total segment operating income or loss to consolidated operating income or loss for each fiscal period presented.

		% of		% of
	Q1	Related	Q1	Related
(Dollars in millions)	FY10	Revenue	FY09	Revenue

Financial Management Solutions	$25	19%	$29	20%
Employee Management Solutions	56	58%	54	61%
Payments Solutions	13	17%	5	7%
Consumer Tax	(29)	NM	(34)	NM
Accounting Professionals	(15)	NM	(17)	NM
Financial Institutions	17	21%	15	20%
Other Businesses	4	6%	9	13%

Total segment operating income	$71	14%	$61	13%

NM	= Not Meaningful
Financial Management Solutions
Financial Management Solutions segment operating income as a percentage of related revenue decreased slightly to 19% in the first quarter of fiscal 2010 from 20% in the first quarter of fiscal 2009. Financial Management Solutions segment revenue was $10 million lower in the fiscal 2010 period and total costs and expenses decreased about $6 million due to lower headcount-related expenses in sales and marketing.
Employee Management Solutions
Employee Management Solutions segment operating income as a percentage of related revenue decreased to 58% in the first quarter of fiscal 2010 from 61% in the first quarter of fiscal 2009. Employee Management Solutions segment revenue grew $8 million in the fiscal 2010 period while costs and expenses increased due to our July 2009 acquisition of PayCycle.
Payments Solutions
Payments Solutions segment operating income as a percentage of related revenue increased to 17% in the first quarter of fiscal 2010 from 7% in the first quarter of fiscal 2009. Payments Solutions segment revenue grew $4 million while costs and expenses declined about $4 million due to lower headcount-related expenses, resulting in higher segment operating income as a percentage of related revenue for the fiscal 2010 period.
Consumer Tax
Due to the seasonal nature of our Consumer Tax business, in our first fiscal quarter this segment typically generates operating losses because revenue is nominal while operating expenses continue at relatively consistent levels. We do not believe that Consumer Tax operating results for the first quarter of fiscal 2010 compared with the same quarter of fiscal 2009 are indicative of trends for the full fiscal year.

Accounting Professionals
Due to the seasonal nature of our Accounting Professionals business, in our first fiscal quarter this segment typically generates operating losses because revenue is nominal while operating expenses continue at relatively consistent levels. We do not believe that Accounting Professionals operating results for the first quarter of fiscal 2010 compared with the same quarter of fiscal 2009 are indicative of trends for the full fiscal year.
Financial Institutions
Financial Institutions segment operating income as a percentage of related revenue increased slightly to 21% in the first quarter of fiscal 2010 from 20% in the first quarter of fiscal 2009. Financial Institutions segment revenue increased $5 million and cost of revenue increased about $3 million due to higher bill pay volume.
Other Businesses
Other Businesses segment operating income as a percentage of related revenue decreased to 6% in the first quarter of fiscal 2010 from 13% in the first quarter of fiscal 2009 due to a $4 million decrease in segment revenue.
Non-Operating Income and Expenses
Interest Expense
In March 2007 we issued $1 billion in senior notes. Interest expense of $16 million and $12 million for the first quarter of fiscal 2010 and 2009 consisted primarily of interest on $500 million in principal amount of the senior notes at 5.40% and interest on $500 million in principal amount of the senior notes at 5.75%. The senior notes are due in March 2012 and March 2017 and are redeemable by Intuit at any time, subject to a make-whole premium. Interest expense for the first quarter of fiscal 2010 was $4 million higher due mainly to capitalization of interest during the construction of our Washington data center in the first quarter of fiscal 2009.
Interest and Other Income

	Three Months Ended
	October 31,	October 31,
(In millions)	2009	2008

Interest income	$4	$8
Net gains (losses) on executive deferred compensation plan assets	1	(9)

Total interest and other income	$5	$(1)

The impact of lower interest rates more than offset the impact of higher average invested balances and resulted in lower interest income in the first quarter of fiscal 2010 compared with the first quarter of fiscal 2009. In accordance with generally accepted accounting principles, we record gains and losses associated with executive deferred compensation plan assets in interest and other income and gains and losses associated with the related liabilities in general and administrative expense. The amounts recorded in general and administrative expense generally offset the amounts recorded in interest and other income.
Income Taxes
Effective Tax Rate
Our effective tax benefit rate for the first quarter of fiscal 2010 was approximately 38%. This differed from the federal statutory rate of 35% primarily due to state income taxes, which were partially offset by the benefit we received from the domestic production activities deduction and the federal and state research and experimentation credits. Our effective tax benefit rate for the first quarter of fiscal 2009 was approximately 42%. Excluding net one-time benefits primarily related to the reinstatement of the federal research and experimentation credit, our effective tax benefit rate for that quarter was approximately 35% and did not differ significantly from the federal statutory rate of 35%. In October 2008 changes in federal law resulted in the reinstatement of the federal research and experimentation credit through December 31, 2009 that was retroactive to January 1, 2008.
Liquidity and Capital Resources
Overview
At October 31, 2009, our cash, cash equivalents and investments totaled $927 million, a decrease of $420 million from July 31, 2009 due to the factors noted under “Statements of Cash Flows” below. Cash, cash equivalents and investments at October 31, 2009 included $135 million in municipal auction rate securities. At that date we also held $89 million in municipal auction rate securities that we classified as long-term investments on our balance sheet. See “Auction Rate Securities” below for more information. Our primary source of liquidity has been cash from operations, which entails the collection of accounts receivable for products and services. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, acquisitions of businesses, debt service costs and repurchases of common stock.
In March 2007 we issued five-year and ten-year senior unsecured notes totaling $1 billion in connection with our acquisition of Digital Insight Corporation. We also have a $500 million unsecured revolving line of credit facility that is described later in this Item 2. To date we have not borrowed under the facility.
The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

	October 31,	July 31,	$	%
(Dollars in millions)	2009	2009	Change	Change

Cash, cash equivalents and investments	$927	$1,347	$(420)	(31%)
Long-term investments	92	97	(5)	(5%)
Long-term debt	998	998	—	0%
Working capital	616	884	(268)	(30%)
Ratio of current assets to current liabilities	1.6 : 1	1.8 : 1
Auction Rate Securities
At October 31, 2009, we held a total of $224 million in municipal auction rate securities. We estimate the fair values of these securities based on a discounted cash flow model that we prepare. See Note 2 to the financial statements in Item 1 for more information. Based on the maturities of the underlying securities and the put option described below, we classified $135 million of these securities as short-term investments and $89 million of these securities as long-term investments on our balance sheet at that date. All of the municipal auction rate securities we held at October 31, 2009 were rated A or better by the major credit rating agencies and 85% were collateralized by student loans guaranteed by the U.S. Department of Education. These securities are long-term debt instruments that are intended to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 35 days. Due to a decrease in liquidity in the global credit markets, in February 2008 auctions began failing for the municipal auction rate securities we held. Regularly scheduled auctions for these securities have generally continued to fail since that time. When these auctions initially failed, higher interest rates for many of the securities went into effect in accordance with the terms of the prospectus for each security. As of October 31, 2009, we had received all interest payments in accordance with the contractual terms of these securities.
In August 2008 the broker-dealers for our municipal auction rate securities announced settlements under which they may provide liquidity solutions, or purchase, the auction rate securities held by their institutional clients. On November 4, 2008 we accepted an offer from UBS AG (UBS), one of the broker-dealers for our municipal auction rate securities, that gives us the option to sell UBS a total of $135 million in municipal auction rate securities at par value at any time during a two-year period beginning June 30, 2010. The offer also gives UBS the discretion to buy any or all of these municipal auction rate securities from us at par value at any time. To date UBS has not purchased any of these securities from us. We currently intend to exercise our option to sell UBS all of these municipal auction rate securities at par value in accordance with the terms of the offer within the next twelve months. We continue to have counter-party risk associated with UBS.

Based on our expected operating cash flows and our other sources of cash, we do not believe that the reduction in liquidity of our municipal auction rate securities will have a material impact on our overall ability to meet our liquidity needs.
Statements of Cash Flows
The following table summarizes selected items from our statements of cash flows for the three months ended October 31, 2009 and 2008. See the financial statements in Part I, Item 1 of this report for complete statements of cash flows for those periods.

	Three Months Ended
	October 31,	October 31,	$	%
(Dollars in millions)	2009	2008	Change	Change

Cash used in operating activities	$(140)	$(200)	$60	(30%)
Net (purchases) sales of available-for-sale debt securities	(30)	123	(153)	(124%)
Purchases of property and equipment	(32)	(67)	35	(52%)
Purchases of treasury stock	(300)	(165)	(135)	82%
Net proceeds from issuance of common stock and release of restricted stock units under employee stock plans	50	65	(15)	(23%)
Operating Activities
During the first quarter of fiscal 2010 we used $140 million in cash for our continuing operations. This included a seasonal net loss of $68 million, an increase of $31 million in income taxes receivable, and the payment of accrued fiscal 2009 annual bonuses, partially offset by adjustments for depreciation and amortization of $75 million and share-based compensation expense of $27 million. Depreciation expense increased about $6 million in the first quarter of fiscal 2010 compared with the first quarter of fiscal 2009 due to investments in our infrastructure. Amortization expense in the first quarter of fiscal 2010 included a charge of $6 million for the write-off of certain purchased technology that we no longer intend to use.
During the first quarter of fiscal 2009 we used $200 million in cash for our continuing operations. This included a seasonal net loss of $52 million, an increase of $97 million in income taxes receivable, and the payment of accrued fiscal 2008 annual bonuses, partially offset by adjustments for depreciation and amortization of $60 million and share-based compensation expense of $22 million.
Investing Activities
Investing activities generated $22 million in cash during the first quarter of fiscal 2010 and included the use of $32 million in cash for capital expenditures.
Investing activities generated $58 million in cash during the first quarter of fiscal 2009. We received $123 million in cash from the sale of investments, which was partially offset by the use of $67 million in cash for capital expenditures.

Financing Activities
We used $248 million in cash for financing activities during the first quarter of fiscal 2010, including $300 million for the repurchase of common stock under our stock repurchase programs partially offset by the receipt of $50 million in cash from the issuance of common stock under employee stock plans.
We used $94 million in cash for financing activities during the first quarter of fiscal 2009, including $165 million for the repurchase of common stock under our stock repurchase programs partially offset by the receipt of $65 million in cash from the issuance of common stock under employee stock plans.
Stock Repurchase Programs
Our Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. During the first three months of fiscal 2010 and 2009 we repurchased 10.6 million and 6.0 million shares of our common stock for $300 million and $165 million under our stock repurchase programs. At October 31, 2009, we had expended all funds authorized by our Board of Directors for stock repurchases. On November 19, 2009 we announced a new stock repurchase program under which we are authorized to repurchase up to an additional $600 million of our common stock from time to time over a three-year period ending on November 20, 2012.
Acquisition of Mint Software Inc.
On November 2, 2009 we acquired Mint Software Inc. for total consideration of approximately $171 million. Mint is a provider of online personal finance services and became part of our Other Businesses segment.
Pending Disposition of Intuit Real Estate Solutions
On November 23, 2009 we entered into a definitive agreement to sell our Intuit Real Estate Solutions (IRES) business, which is part of our Other Businesses segment, for approximately $128 million in cash. The transaction is subject to regulatory approval and customary closing conditions and we expect it to close before the end of the second quarter of fiscal 2010. Net revenue from IRES was $74 million in fiscal 2009.
Unsecured Revolving Credit Facility
On March 22, 2007 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on March 22, 2012. Advances under the credit facility will accrue interest at rates that are equal to, at our election, either Citibank’s base rate or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.18% to 0.575% based on our senior debt credit ratings. The applicable interest rate will be increased by 0.05% for any period in which the total principal amount of advances and letters of credit under the credit facility exceeds $250 million. The agreement includes covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 and a ratio of annual EBITDA to interest payable of not less than 3.00 to 1.00. We were in compliance with these covenants at October 31, 2009. We may use amounts borrowed under this credit facility for general corporate purposes or for future acquisitions or expansion of our business. To date we have not borrowed under the credit facility. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility. We currently believe that the credit facility will be available to us should we choose to borrow under it.
Liquidity and Capital Resource Requirements
We evaluate, on an ongoing basis, the merits of acquiring technology or businesses, or establishing strategic relationships with and investing in other companies. We may decide to use cash and cash equivalents, investments, and our revolving line of credit facility to fund such activities in the future.
Based on past performance and current expectations, we believe that our cash and cash equivalents, investments, and cash generated from operations will be sufficient to meet anticipated seasonal working capital needs, capital expenditure requirements, contractual obligations, commitments and other liquidity requirements associated with our operations for at least the next 12 months. As discussed above in this Item 2 under “Liquidity and Capital Resources — Auction Rate Securities,” we do not believe that the reduction in the liquidity of our municipal auction rate securities will have a material impact on our overall ability to meet our liquidity needs.

Off-Balance Sheet Arrangements
At October 31, 2009, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2009. Except as discussed below, there have been no significant changes in those obligations during the first quarter of fiscal 2010.
Commitment for Interest Payments on Senior Notes
On March 12, 2007 we issued $500 million of 5.40% senior unsecured notes due on March 15, 2012 and $500 million of 5.75% senior unsecured notes due on March 15, 2017 (together, the Notes). The Notes are redeemable by Intuit at any time, subject to a make-whole premium. Interest is payable semiannually on March 15 and September 15. At October 31, 2009, our maximum commitment for interest payments under the Notes was $283 million.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements and the potential impact of these pronouncements on our financial position, results of operations and cash flows, see Note 1 to the financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Investment Risk
There has been significant deterioration and instability in the financial markets during fiscal 2009 and 2010. This period of extraordinary disruption and readjustment in the financial markets exposes us to additional investment risk. The value and liquidity of the securities in which we invest could deteriorate rapidly and the issuers of these securities could be subject to credit rating downgrades. In light of the current market conditions and these additional risks, we actively monitor market conditions and developments specific to the securities in which we invest. We believe that we take a conservative approach to investing our funds in that we invest only in highly-rated securities and diversify our portfolio of investments. While we believe we take prudent measures to mitigate investment related risks, such risks cannot be fully eliminated because of market circumstances that are outside our control.
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
See Note 3 to the financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of the cost and fair value of our investments by type of issue. See Note 2 to the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” in Part I, Item 2 for a description of market events that have affected the liquidity of certain municipal auction rate securities that we held at October 31, 2009.
Interest Rate Risk
Our cash equivalents and investments are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents and investments and the fair value of those investments. Should the Federal Reserve Target Rate increase by 25 basis points from the level of October 31, 2009, the value of our investments would decrease by approximately $1 million. Should the Federal Reserve Target Rate increase by 100 basis points from the level of October 31, 2009, the value of our investments would decrease by approximately $5 million.
We are also exposed to the impact of changes in interest rates as they affect our $500 million revolving credit facility. Advances under the credit facility accrue interest at rates that are equal to Citibank’s base rate or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.18% to 0.575% based on our senior debt credit ratings. Consequently, our interest expense would fluctuate with changes in the general level of these interest rates if we were to borrow any amounts under the credit facility. At October 31, 2009, no amounts were outstanding under the credit facility.
On March 12, 2007 we issued $500 million of 5.40% senior unsecured notes due on March 15, 2012 and $500 million of 5.75% senior unsecured notes due on March 15, 2017. We carry these senior notes at face value less unamortized discount on our balance sheets. Since these senior notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates when interest rates change. See Note 2 and Note 7 to the financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
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

Since we translate foreign currencies (primarily Canadian dollars, British pounds, Indian rupees and Singapore dollars) into U.S. dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations on our financial results has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant because our international subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of October 31, 2009, we did not engage in foreign currency hedging activities.

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

PART II
ITEM 1
LEGAL PROCEEDINGS
See Note 10 to the financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of legal proceedings.

ITEM 1A
RISK FACTORS
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements in this report, other than statements that are purely historical, are forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “forecast,” “estimate,” “seek,” and similar expressions also identify forward-looking statements. In this report, forward-looking statements include, without limitation, the following:
•	our expectations and beliefs regarding future conduct and growth of the business;

•	the assumptions underlying our Critical Accounting Policies and Estimates, including our estimates regarding product rebate and return reserves; stock volatility and other assumptions used to estimate the fair value of share-based compensation; and expected future amortization of purchased intangible assets;

•	our belief that the investments we hold are not other-than-temporarily impaired;

•	our belief that the reduction in liquidity of the municipal auction rate securities we hold will not have a material impact on our overall ability to meet our liquidity needs;

•	our belief that our exposure to currency exchange fluctuation risk will not be significant in the future;

•	our assessments and estimates that determine our effective tax rate;

•	our belief that our cash and cash equivalents, investments and cash generated from operations will be sufficient to meet our working capital, capital expenditure and other liquidity requirements for at least the next 12 months;

•	our beliefs regarding seasonality and other trends for our businesses;

•	our expectations regarding the future closing of announced transactions;

•	our assessments and beliefs regarding the future outcome of pending legal proceedings and the liability, if any, that Intuit may incur as a result of those proceedings; and

•	the expected effects of the adoption of new accounting standards.
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
Because forward-looking statements involve risks and uncertainties, there are important factors that may cause actual results to differ materially from those contained in the forward-looking statements. These factors include the following:
•	We face intense competitive pressures that may harm our operating results.

•	Future revenue growth depends upon our ability to adapt to technological change and successfully introduce new and enhanced products and services.

•	As our product and service offerings become more complex our revenue streams may become less predictable.

•	Business interruption or failure of our information technology and communication systems may impair the availability of our products and services, which may damage our reputation and harm our future financial results.

•	The recent global economic downturn may harm our business and financial condition.

•	The nature of our products necessitates timely product launches and if we experience significant product quality problems or delays, it may harm our revenue, earnings and reputation.

•	Our hosting, collection, use and retention of personal customer information create risk that may harm our business.

•	Our reliance on a limited number of manufacturing and distribution suppliers may harm our business.

•	Our revenue and earnings are highly seasonal and our quarterly results fluctuate significantly.

•	If we are unable to develop and maintain critical third party business relationships, the business may be adversely affected.

•	Because we depend on a small number of larger retailers and distributors, changes in these relationships may harm our business.

•	Increased government regulation of our businesses may harm our operating results.

•	Expansion of our operations in international markets exposes us to operational and compliance risks.

•	If we encounter problems with our third-party customer service and technical support providers our business and future financial results may be harmed.

•	We are exposed to risks associated with credit card and payment fraud and with credit card processing.

•	If we fail to adequately protect our intellectual property rights, competitors may exploit our innovations, which may weaken our competitive position and reduce our revenue and earnings.

•	Third parties claiming that we infringe their proprietary rights may cause us to incur significant legal expenses and prevent us from selling our products.

•	We expect copying and misuse of our intellectual property to be a persistent problem which may cause lost revenue and increased expenses.

•	Our use of third party intellectual property in our products and services may harm our business.

•	Our acquisition and divestiture activities may disrupt our ongoing business, may involve increased expenses and may present risks not contemplated at the time of the transactions.

•	We have issued $1 billion in a debt offering and may incur other debt in the future, which may adversely affect our financial condition and future financial results.

•	We are subject to risks associated with information disseminated through our services.

•	If actual product returns exceed returns reserves our future financial results may be harmed.

•	Acquisition-related costs and impairment charges may cause significant fluctuation in our net income.

•	Our investments in auction rate securities are subject to risks that may cause losses and affect the liquidity of these investments.

•	If we fail to process transactions effectively our revenue and earnings may be harmed.

•	Because competition for our key employees is intense, we may not be able to attract and retain the highly skilled employees we need to support our planned growth.

•	We are frequently a party to litigation that is costly to defend and consumes the time of our management.

•	Unanticipated changes in our tax rates may affect our future financial results.

•	Our business depends on our strong reputation and the value of our brands.
This list does not include all risks that could affect our business, and if these or any other risks or uncertainties materialize, or if our underlying assumptions prove to be inaccurate, actual results could differ materially from past results and from our expected future results.
Our Annual Report on Form 10-K for the fiscal year ended July 31, 2009 lists in more detail various important risk factors facing our business in Part I, Item 1A under the heading “Risk Factors.” Except as set forth below, there have been no material changes from the risk factors disclosed in that section of our Form 10-K. We incorporate that section of the Form 10-K into this filing and encourage you to review that information. We also encourage you to review our other reports filed periodically with the Securities and Exchange Commission for any further information regarding risks facing our business.
If we are unable to develop and maintain critical third party business relationships, the business may be adversely affected.
Our growth is dependent on the strength of our business relationships with many third party partners and our ability to continue to develop and maintain new and existing relationships. We rely on various business partners, including third party software and service providers, vendors, licensing partners and development partners, among others, in many areas of our business in order to deliver our products and services. In certain instances, these third party relationships are sole source or limited source relationships and can be difficult to replace or substitute depending on the level of integration of the third party’s products or services into, or with, our products and services and/or the general availability of such third party’s products and services. The failure of these third parties to provide adequate services and technologies or to update their services and technologies, could result in a disruption to our business operations. In addition, if a key business partner becomes insolvent, fails or is acquired, we may lose critical relationships, functionality or services on which we rely to provide certain of our products and services. Alternative arrangements and services may not be available to us on commercially reasonable terms or we may experience business interruptions upon a transition to an alternative partner or vendor.
In our financial institutions business, we also rely on core processors and other third parties to enable our online banking and bill pay services. Consolidation among core processors or between core processors and online banking and bill-pay providers may create larger or vertically-integrated competitors that may have stronger relationships with our current or potential financial institutions clients. If these core processors fail to support any of the functionality in our products and services or significantly raise their prices, we may lose customers and our financial results may suffer.
The recent global economic downturn may harm our business and financial condition.
The recent global economic downturn has caused disruptions and extreme volatility in global financial markets and increased rates of default and bankruptcy, and has impacted consumer and small business spending. These macroeconomic developments have affected and may continue to negatively affect our business and financial condition. Potential new customers may not purchase or delay purchase of our products and services, and many of our existing customers may discontinue purchasing or delay upgrades of our existing products and services, thereby negatively impacting our revenues and future financial results. Decreased consumer spending levels may also reduce credit and debit card transaction processing volumes causing reductions in our payments revenue. In addition, weakness in the end-user consumer and small business markets may negatively affect the cash flow of our distributors and resellers who may, in turn, delay paying their obligations to us, which may increase our credit risk exposure and cause delays in our recognition of revenue or future sales to these customers.
Additionally, if macroeconomic or other factors continue to cause banks, credit unions, mortgage lenders and other financial institutions to fail, or result in further cost-cutting efforts or consolidation of these entities, we may lose current or potential customers, achieve less revenue per customer and/or lose valuable relationships with such of these entities that provide critical services to our customers. Any of these events may likely harm our business and our future financial results.

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
Stock repurchase activity during the three months ended October 31, 2009 was as follows:

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased	of Shares
			as Part of	That May Yet
	Total Number	Average	Publicly	Be Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	per Share	Plans	the Plans

August 1, 2009 through August 31, 2009	3,000,000	$28.21	3,000,000	$215,135,501

September 1, 2009 through September 30, 2009	3,235,700	$28.01	3,235,700	$124,512,111

October 1, 2009 through October 31, 2009	4,329,000	$28.76	4,329,000	$—

Total	10,564,700	$28.37	10,564,700

Notes:
1.	All shares purchased as part of publicly announced plans during the three months ended October 31, 2009 were purchased under a plan we announced on May 20, 2008 under which we were authorized to repurchase up to $600 million of our common stock from time to time over a three-year period ending on May 15, 2011. At October 31, 2009, we had expended all funds authorized by our Board of Directors for stock repurchases. On November 19, 2009 we announced a new stock repurchase program under which we are authorized to repurchase up to an additional $600 million of our common stock from time to time over a three-year period ending on November 20, 2012.

ITEM 6
EXHIBITS
We have filed the following exhibits as part of this report:

Exhibit		Filed	Incorporated
Number	Exhibit Description	Herewith	by Reference

10.01+	Letter Agreement, dated October 12, 2009, among Intuit Inc., Relational Investors LLC and each of the other persons set forth on the signature pages thereto (incorporated by reference to Exhibit 99.01 of Form 8-K filed by the Registrant on October 13, 2009)		X

10.02+	Mint Software Inc. Third Amended and Restated 2006 Stock Plan (incorporated by reference to Exhibit 99.1 of the registration statement on Form S-8 (Registration No. 333-163145) filed by the Registrant on November 17, 2009)		X

X
10.03+	Form of Stock Option Agreement under the Mint Software Inc. Third Amended and Restated 2006 Stock Plan — Early Exercise (incorporated by reference to Exhibit 99.2 of the registration statement on Form S-8 (Registration No. 333-163145) filed by the Registrant on November 17, 2009)

10.04+	Form of Stock Option Agreement under the Mint Software Inc. Third Amended and Restated 2006 Stock Plan — No Early Exercise (incorporated by reference to Exhibit 99.3 of the registration statement on Form S-8 (Registration No. 333-163145) filed by the Registrant on November 17, 2009)		X

10.05	Free On-Line Electronic Tax Filing Agreement Amendment dated November 5, 2009 between the Internal Revenue Service and the Free File Alliance, LLC	X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS*	XBRL Instance Document	X

101.SCH*	XBRL Taxonomy Extension Schema	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase	X

+	Indicates a management contract or compensatory plan or arrangement.

*	Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)

Date: December 4, 2009	By:	/s/ R. NEIL WILLIAMS
R. Neil Williams
Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Filed	Incorporated
Number	Exhibit Description	Herewith	by Reference

10.01+	Letter Agreement, dated October 12, 2009, among Intuit Inc., Relational Investors LLC and each of the other persons set forth on the signature pages thereto (incorporated by reference to Exhibit 99.01 of Form 8-K filed by the Registrant on October 13, 2009)		X

10.02+	Mint Software Inc. Third Amended and Restated 2006 Stock Plan (incorporated by reference to Exhibit 99.1 of the registration statement on Form S-8 (Registration No. 333-163145) filed by the Registrant on November 17, 2009)		X

10.03+	Form of Stock Option Agreement under the Mint Software Inc. Third Amended and Restated 2006 Stock Plan — Early Exercise (incorporated by reference to Exhibit 99.2 of the registration statement on Form S-8 (Registration No. 333-163145) filed by the Registrant on November 17, 2009)		X

10.04+	Form of Stock Option Agreement under the Mint Software Inc. Third Amended and Restated 2006 Stock Plan — No Early Exercise (incorporated by reference to Exhibit 99.3 of the registration statement on Form S-8 (Registration No. 333-163145) filed by the Registrant on November 17, 2009)		X

10.05	Free On-Line Electronic Tax Filing Agreement Amendment dated November 5, 2009 between the Internal Revenue Service and the Free File Alliance, LLC	X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS*	XBRL Instance Document	X

101.SCH*	XBRL Taxonomy Extension Schema	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase	X

+	Indicates a management contract or compensatory plan or arrangement.

*	Furnished, not filed.