Form 10-Q
period 2010-01-31
INTUIT INC
filed 2010-03-01
CIK 896878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 313,918,834 shares of Common Stock, $0.01 par value, were outstanding at February 22, 2010.

INTUIT INC.
FORM 10-Q
INDEX

Page
Number
PART I FINANCIAL INFORMATION

ITEM 1: Financial Statements

Condensed Consolidated Statements of Operations for the three and six months ended January 31, 2010 and 2009	3

Condensed Consolidated Balance Sheets at January 31, 2010 and July 31, 2009	4

Condensed Consolidated Statements of Stockholders’ Equity for the six months ended January 31, 2010 and 2009	5

Condensed Consolidated Statements of Cash Flows for the three and six months ended January 31, 2010 and 2009	6

Notes to Condensed Consolidated Financial Statements	7

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk	38

ITEM 4: Controls and Procedures	40

PART II OTHER INFORMATION

ITEM 1: Legal Proceedings	41

ITEM 1A: Risk Factors	42

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	45

ITEM 4: Submission of Matters to a Vote of Security Holders	46

ITEM 6: Exhibits	47

Signatures	48
Exhibit 31.01
Exhibit 31.02
Exhibit 32.01
Exhibit 32.02
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

PART I
ITEM 1
FINANCIAL STATEMENTS
INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
(In millions, except per share amounts; unaudited)	2010	2009	2010	2009

Net revenue:
Product	$422	$433	$627	$651
Service and other	415	340	684	584

Total net revenue	837	773	1,311	1,235

Costs and expenses:
Cost of revenue:
Cost of product revenue	48	56	83	88
Cost of service and other revenue	114	98	223	200
Amortization of purchased intangible assets	16	14	38	29
Selling and marketing	277	271	457	451
Research and development	144	140	285	274
General and administrative	88	70	165	134
Acquisition-related charges	11	13	21	23

Total costs and expenses	698	662	1,272	1,199

Operating income from continuing operations	139	111	39	36
Interest expense	(15)	(12)	(31)	(24)
Interest and other income, net	2	6	7	5

Income from continuing operations before income taxes	126	105	15	17
Income tax provision (benefit)	46	19	4	(17)

Net income from continuing operations	80	86	11	34
Net income (loss) from discontinued operations	34	(1)	35	(1)

Net income	$114	$85	$46	$33

Basic net income per share from continuing operations	$0.25	$0.27	$0.04	$0.10
Basic net income (loss) per share from discontinued operations	0.11	—	0.11	—

Basic net income per share	$0.36	$0.27	$0.15	$0.10

Shares used in basic per share calculations	314	321	317	322

Diluted net income per share from continuing operations	$0.25	$0.26	$0.03	$0.10
Diluted net income (loss) per share from discontinued operations	0.10	—	0.11	—

Diluted net income per share	$0.35	$0.26	$0.14	$0.10

Shares used in diluted per share calculations	323	326	326	329

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	July 31,
(In millions; unaudited)	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$337	$679
Investments	609	668
Accounts receivable, net	468	135
Income taxes receivable	23	67
Deferred income taxes	80	92
Prepaid expenses and other current assets	86	43
Current assets of discontinued operations	—	12

Current assets before funds held for customers	1,603	1,696
Funds held for customers	313	272

Total current assets	1,916	1,968

Long-term investments	92	97
Property and equipment, net	518	527
Goodwill	1,853	1,754
Purchased intangible assets, net	269	291
Long-term deferred income taxes	43	36
Other assets	87	77
Long-term assets of discontinued operations	—	76

Total assets	$4,778	$4,826

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$159	$103
Accrued compensation and related liabilities	135	171
Deferred revenue	511	360
Income taxes payable	2	—
Other current liabilities	234	153
Current liabilities of discontinued operations	—	25

Current liabilities before customer fund deposits	1,041	812
Customer fund deposits	313	272

Total current liabilities	1,354	1,084

Long-term debt	998	998
Other long-term obligations	170	187

Total liabilities	2,522	2,269

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	2,599	2,547
Treasury stock, at cost	(3,220)	(2,846)
Accumulated other comprehensive income	8	7
Retained earnings	2,869	2,849

Total stockholders’ equity	2,256	2,557

Total liabilities and stockholders’ equity	$4,778	$4,826

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

		Common
		Stock and		Accumulated
	Shares of	Additional		Other		Total
(In millions, except shares in	Common	Paid-In	Treasury	Comprehensive	Retained	Stockholders’
thousands; unaudited)	Stock	Capital	Stock	Income	Earnings	Equity

Balance at July 31, 2009	322,766	$2,547	$(2,846)	$7	$2,849	$2,557
Components of comprehensive net income:
Net income	—	—	—	—	46	46
Other comprehensive income, net of tax	—	—	—	1	—	1

Comprehensive net income						47
Issuance of common stock under employee stock plans	6,851	2	150	—	(2)	150
Restricted stock units released, net of taxes	1,430	(22)	26	—	(24)	(20)
Stock repurchases under stock repurchase programs	(18,814)	—	(550)	—	—	(550)
Tax benefit from employee stock option transactions	—	10	—	—	—	10
Share-based compensation	—	65	—	—	—	65
Other	—	(3)	—	—	—	(3)

Balance at January 31, 2010	312,233	$2,599	$(3,220)	$8	$2,869	$2,256

		Common
		Stock and		Accumulated
	Shares of	Additional		Other		Total
(In millions, except shares in	Common	Paid-In	Treasury	Comprehensive	Retained	Stockholders’
thousands; unaudited)	Stock	Capital	Stock	Income (Loss)	Earnings	Equity

Balance at July 31, 2008	322,600	$2,415	$(2,787)	$8	$2,444	$2,080
Components of comprehensive net income:
Net income	—	—	—	—	33	33
Other comprehensive loss, net of tax	—	—	—	(16)	—	(16)

Comprehensive net income						17
Issuance of common stock under employee stock plans	4,911	—	106	—	(11)	95
Restricted stock units released, net of taxes	919	(14)	20	—	(20)	(14)
Stock repurchases under stock repurchase programs	(7,383)	—	(200)	—	—	(200)
Tax benefit from employee stock option transactions	—	7	—	—	—	7
Share-based compensation	—	57	—	—	—	57
Other	—	(6)	—	—	—	(6)

Balance at January 31, 2009	321,047	$2,459	$(2,861)	$(8)	$2,446	$2,036

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
(In millions; unaudited)	2010	2009	2010	2009
Cash flows from operating activities:
Net income	$114	$85	$46	$33
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	36	36	75	69
Amortization of intangible assets	32	30	68	57
Share-based compensation	38	35	65	57
Pre-tax gain on sale of IRES (1)	(58)	—	(58)	—
Deferred income taxes	2	(1)	(22)	44
Tax benefit from share-based compensation plans	4	(4)	10	7
Excess tax benefit from share-based compensation plans	(2)	—	(5)	(6)
Other	6	2	10	7

Total adjustments	58	98	143	235

Changes in operating assets and liabilities:
Accounts receivable	(318)	(300)	(331)	(317)
Prepaid expenses, income taxes receivable and other assets	51	7	(5)	(114)
Accounts payable	47	(7)	56	15
Accrued compensation and related liabilities	19	16	(38)	(97)
Deferred revenue	180	140	156	122
Income taxes payable	2	1	2	(13)
Other liabilities	92	103	76	79

Total changes in operating assets and liabilities	73	(40)	(84)	(325)

Net cash provided by (used in) operating activities (1)	245	143	105	(57)

Cash flows from investing activities:
Purchases of available-for-sale debt securities	(162)	(31)	(550)	(67)
Sales of available-for-sale debt securities	96	117	418	264
Maturities of available-for-sale debt securities	7	13	43	24
Net change in funds held for customers’ money market funds and other cash equivalents	41	34	107	317
Purchases of property and equipment	(34)	(50)	(66)	(117)
Net change in customer fund deposits	20	(34)	41	(317)
Acquisitions of businesses, net of cash acquired	(141)	—	(141)	—
Proceeds from divestiture of business	122	—	122	—
Other	(3)	1	(6)	4

Net cash provided by (used in) investing activities	(54)	50	(32)	108

Cash flows from financing activities:
Net proceeds from issuance of common stock under stock plans	85	18	150	95
Tax payments related to issuance of restricted stock units	(5)	(2)	(20)	(14)
Purchase of treasury stock	(250)	(35)	(550)	(200)
Excess tax benefit from share-based compensation plans	2	—	5	6
Other	—	(2)	(1)	(2)

Net cash used in financing activities	(168)	(21)	(416)	(115)

Effect of exchange rates on cash and cash equivalents	1	(2)	1	(10)

Net increase (decrease) in cash and cash equivalents	24	170	(342)	(74)
Cash and cash equivalents at beginning of period	313	169	679	413

Cash and cash equivalents at end of period	$337	$339	$337	$339

(1)	Because the operating cash flows of our Intuit Real Estate Solutions (IRES) discontinued operations were not material for any period presented, we have not segregated them from continuing operations on these statements of cash flows. We have presented the effect of the gain on disposal of IRES on the statement of cash flows for the three and six months ended January 31, 2010. See Note 6.
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
Basis of Presentation
These condensed consolidated financial statements include the financial statements of Intuit and its wholly owned subsidiaries. We have eliminated all significant intercompany balances and transactions in consolidation. In July 2009 we acquired PayCycle, Inc. for a total purchase price of approximately $169 million and in November 2009 we acquired Mint Software Inc. for total consideration of approximately $170 million. Accordingly, we have included the results of operations for PayCycle and Mint in our consolidated results of operations from their respective dates of acquisition. In January 2010 we sold our Intuit Real Estate Solutions (IRES) business. Accordingly, we have reclassified our financial statements for all periods prior to the sale to reflect IRES as discontinued operations. Unless noted otherwise, discussions in these notes pertain to our continuing operations.
These condensed consolidated financial statements also include the financial position, results of operations and cash flows of Superior Bankcard Services, LLC (SBS), an entity that acquired merchant accounts for our Payment Solutions business. We were allocated 51% of the earnings and losses of this entity and 100% of the losses in excess of the noncontrolling interest capital balances. We therefore eliminated the portion of the SBS financial results that pertained to the noncontrolling interests in our statements of operations and on our balance sheets. The amounts eliminated were not material for any period presented. On December 7, 2009 we purchased all of the noncontrolling members’ interests in SBS for a total price of approximately $9 million, net of loan repayments. See Note 8.
We have included all adjustments, consisting only of normal recurring items, that we considered necessary for a fair presentation of our financial results for the interim periods presented. These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2009. Results for the three and six months ended January 31, 2010 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2010 or any other future period.
We have reclassified certain amounts previously reported in our financial statements to conform to the current presentation, including amounts related to reportable segments and discontinued operations.
Seasonality
Our QuickBooks, Consumer Tax and Accounting Professionals businesses are highly seasonal. Revenue from our QuickBooks software products tends to be highest during our second and third fiscal quarters. Sales of income tax preparation products and services are heavily concentrated in the period from November through April. Seasonal patterns mean that our total net revenue is usually highest during our second quarter ending January 31 and third quarter ending April 30. We typically report losses in our first quarter ending October 31 and fourth quarter ending July 31, when revenue from our tax businesses is minimal while operating expenses continue at relatively consistent levels.
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
On August 1, 2009 we adopted authoritative guidance for the accounting and reporting of noncontrolling interests in consolidated entities and for the deconsolidation of those entities. As a result of our adoption of this guidance, we retrospectively reclassified the balances for the noncontrolling interest in SBS to stockholders’ equity for all periods presented. These balances were not significant. The expense that we recorded for the noncontrolling interest in SBS’s income was not significant compared with our consolidated financial results for any period presented and we have therefore included it in interest and other income, net in our statements of operations.
On November 1, 2009 we adopted authoritative guidance for measuring liabilities at fair value. This guidance amends the factors that should be considered in fair value measurements of liabilities when a quoted price in an active market is not available. Our adoption of this guidance had no impact on our financial position, results of operations or cash flows.
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

The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
(In millions, except per share amounts)	2010	2009	2010	2009

Numerator:
Net income from continuing operations	$80	$86	$11	$34
Net income (loss) from discontinued operations	34	(1)	35	(1)

Net income	$114	$85	$46	$33

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	314	321	317	322

Shares used in diluted per share amounts:
Weighted average common shares outstanding	314	321	317	322
Dilutive common equivalent shares from stock options and restricted stock awards	9	5	9	7

Dilutive weighted average common shares outstanding	323	326	326	329

Basic and diluted net income (loss) per share:
Basic net income per share from continuing operations	$0.25	$0.27	$0.04	$0.10
Basic net income (loss) per share from discontinued operations	0.11	—	0.11	—

Basic net income per share	$0.36	$0.27	$0.15	$0.10

Diluted net income per share from continuing operations	$0.25	$0.26	$0.03	$0.10
Diluted net income (loss) per share from discontinued operations	0.10	—	0.11	—

Diluted net income per share	$0.35	$0.26	$0.14	$0.10

Weighted average stock options and restricted stock units excluded from calculation due to anti-dilutive effect	13	33	25	27

Significant Customers
No customer accounted for 10% or more of total net revenue in the three or six months ended January 31, 2010 or 2009. Due to the seasonality of our business, at January 31, 2010 the account of one retail customer represented approximately 16% of total accounts receivable and the account of another retail customer represented approximately 10% of total accounts receivable. No customer accounted for 10% or more of total accounts receivable at July 31, 2009.
Recent Accounting Pronouncements
ASU 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements — a Consensus of the FASB Emerging Issues Task Force”
In October 2009 the FASB issued Accounting Standards Update (ASU) No. 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements — a Consensus of the FASB Emerging Issues Task Force.” This update provides amendments to the criteria in ASC Topic 605, “Revenue Recognition,” for separating consideration in multiple-deliverable arrangements by establishing a selling price hierarchy. The selling price used for each deliverable will be based on vendor-specific objective evidence (VSOE) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third-party evidence is available. ASU 2009-13 also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which means that it will be effective for our fiscal year beginning August 1, 2010. We are in the process of evaluating this update and therefore have not yet determined the impact that adoption of ASU 2009-13 will have on our financial position, results of operations or cash flows.
ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements”
In January 2010 the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements.” This update amends the disclosure requirements about fair value measurements in ASC Topic 820, “Fair Value Measurements and Disclosures.” ASU 2010-06 requires more robust disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, which means that it will be effective for our third fiscal quarter beginning February 1, 2010. We expect that the adoption of this update will have no significant impact on our financial position, results of operations or cash flows.
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

The following table presents financial assets and financial liabilities that we measured at fair value on a recurring basis at the date indicated.

	January 31, 2010				July 31, 2009
				Total				Total
(In millions)	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value

Assets:
Cash equivalents (1)	$439	$—	$—	$439	$893	$—	$—	$893
Available-for-sale debt securities:
Municipal bonds (2)	—	409	—	409	—	448	—	448
Corporate notes (2)	—	152	—	152	—	44	—	44
U.S. agency securities (2)	—	60	—	60	—	25	—	25
U.S. treasuries (2)	—	9	—	9	—	—	—	—
Municipal auction rate securities (3)	—	—	216	216	—	—	245	245

Total assets	$439	$630	$216	$1,285	$893	$517	$245	$1,655

Liabilities:
Long-term debt (4)	$—	$1,070	$—	$1,070	$—	$1,001	$—	$1,001

(1)	Included in cash and cash equivalents and funds held for customers on our balance sheets at January 31, 2010 and July 31, 2009.

(2)	$482 million included in investments and $148 million included in funds held for customers on our balance sheet at January 31, 2010. $517 million included in investments on our balance sheet at July 31, 2009.

(3)	$127 million included in investments and $89 million included in long-term investments on our balance sheet at January 31, 2010. $151 million included in investments and $94 million included in long-term investments on our balance sheet at July 31, 2009.

(4)	Carrying value on our balance sheets at January 31, 2010 and July 31, 2009 was $998 million. See Note 8.
The following table presents a reconciliation of financial assets that we measure at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated.

	Three Months	Six Months
	Ended	Ended
	January 31,	January 31,
(In millions)	2010	2010

Beginning balance	$224	$245
Settlements at par	(8)	(29)

Ending balance	$216	$216

Financial assets whose fair values we measure using Level 3 inputs consisted of municipal auction rate securities. We classified $127 million and $151 million of these securities as short-term investments and $89 million and $94 million as long-term investments on our balance sheets at January 31, 2010 and July 31, 2009. At these dates all of the municipal auction rate securities we held were rated A or better by the major credit rating agencies and 84% or more were collateralized by student loans guaranteed by the U.S. Department of Education. These securities are long-term debt instruments that are intended to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 35 days. Due to a decrease in liquidity in the global credit markets, in February 2008 auctions began failing for the municipal auction rate securities we held. Regularly scheduled auctions for these securities have generally continued to fail since that time. When these auctions initially failed, higher interest rates for many of the securities went into effect in accordance with the terms of the prospectus for each security. As of January 31, 2010, we had received all interest payments in accordance with the contractual terms of these securities.
We estimated the fair values of the municipal auction rate securities we held at January 31, 2010 based on a discounted cash flow model that we prepared. Key inputs to our discounted cash flow model included the projected future interest rates; the likely timing of principal repayments; the probability of full repayment considering guarantees by the U.S. Department of Education of the underlying student loans or insurance by other third parties;

publicly available pricing data for recently issued student loan backed securities that are not subject to auctions; and the impact of the reduced liquidity for auction rate securities. The following table presents information about significant inputs to our discounted cash flow model at the dates shown:

	Inputs to Model at
	January 31,	July 31,
	2010	2009

Range of average projected future yield rates	1.90% - 3.39%	0.63% - 3.78%

Range of overall discount rates used in model (like-kind security yield rate plus illiquidity factor)	1.47% - 1.72%	1.61% - 1.86%

Like-kind security yield rate	0.22%	0.36%

Range of illiquidity factors	125 - 150 bps	125 - 150 bps

Expected holding period in years	7	7
Using our discounted cash flow model we determined that the fair values of the municipal auction rate securities we held at January 31, 2010 were approximately equal to their par values. As a result, we recorded no decrease in the fair values of those securities for the three or six months then ended. We do not intend to sell our municipal auction rate securities and it is not more likely than not that we will be required to sell them before recovery at par. Based on the maturities of the underlying securities and the put option described below, we classified $127 million and $151 million of these securities as short-term investments and $89 million and $94 million as long-term investments on our balance sheets at January 31, 2010 and July 31, 2009.
In August 2008 the broker-dealers for our municipal auction rate securities announced settlements under which they may provide liquidity solutions, or purchase, the auction rate securities held by their institutional clients. On November 4, 2008 we accepted an offer from UBS AG (UBS), one of the broker-dealers for our municipal auction rate securities, that gives us the option to sell UBS a total of $127 million in municipal auction rate securities at par value at any time during a two-year period beginning June 30, 2010. The put option also gives UBS the discretion to buy any or all of these securities from us at par value at any time. To date UBS has not purchased any of these securities from us. We chose not to elect the fair value option for the put option at the time we accepted the UBS offer. We accounted for the put option at its cost of zero on November 4, 2008, the date that we entered into the agreement, because we considered the value of the securities subject to the put option to be substantially equal to their par values at that date. The put option is considered to be a separate and freestanding financial instrument between UBS and Intuit because it is non-transferable and could not be attached to the related auction rate securities if they were to be sold to a third party. Since the put option is freestanding, we did not consider the option when estimating the fair value of the UBS auction rate securities we held at January 31, 2010 and July 31, 2009. We currently intend to exercise our option to sell UBS all of these municipal auction rate securities at par value in accordance with the terms of the offer within the next twelve months.
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

	January 31, 2010		July 31, 2009
(In millions)	Cost	Fair Value	Cost	Fair Value
Classification on balance sheets:
Cash and cash equivalents	$337	$337	$679	$679
Investments	607	609	666	668
Funds held for customers	313	313	272	272
Long-term investments	92	92	97	97

Total cash and cash equivalents, investments and funds held for customers	$1,349	$1,351	$1,714	$1,716

The following table summarizes our cash and cash equivalents, investments and funds held for customers by investment category at the dates indicated.

	January 31, 2010		July 31, 2009
(In millions)	Cost	Fair Value	Cost	Fair Value
Type of issue:
Total cash and cash equivalents	$502	$502	$951	$951
Available-for-sale debt securities:
Municipal bonds	408	409	447	448
Municipal auction rate securities	216	216	245	245
Corporate notes	151	152	43	44
U.S. agency securities	60	60	25	25
U.S. treasuries	9	9	—	—

Total available-for-sale debt securities	844	846	760	762
Other long-term investments	3	3	3	3

Total cash and cash equivalents, investments and funds held for customers	$1,349	$1,351	$1,714	$1,716

We include realized gains and losses on our available-for-sale debt securities in interest and other income, net in our statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the three and six months ended January 31, 2010 and 2009 were not significant.
We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income in the stockholders’ equity section of our balance sheets. Gross unrealized gains and losses on our available-for-sale debt securities at January 31, 2010 and July 31, 2009 were not significant.
We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held at January 31, 2010 were not other-than-temporarily impaired. While certain available-for-sale debt securities have fair values that are below cost, we do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery at par. The unrealized losses at January 31, 2010 are due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with the specific securities.
The following table summarizes our available-for-sale debt securities classified by the stated maturity date of the security at the dates indicated.

	January 31, 2010		July 31, 2009
(In millions)	Cost	Fair Value	Cost	Fair Value

Due within one year	$189	$190	$185	$186
Due within two years	268	269	159	160
Due within three years	8	8	5	5
Due after three years	379	379	411	411

Total available-for-sale debt securities	$844	$846	$760	$762

Available-for-sale debt securities due after three years in the table above included $216 million and $230 million in municipal auction rate securities at January 31, 2010 and July 31, 2009, of which $127 million and $136 million were subject to the UBS put option that is effective in June 2010. See Note 2. All of the remaining available-for-sale debt securities had an interest reset date, put date or mandatory call date within two years of those dates.
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
The components of comprehensive net income, net of income taxes, were as shown in the following table for the periods indicated.

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
(In millions)	2010	2009	2010	2009

Net income	$114	$85	$46	$33
Components of other comprehensive income (loss):
Changes in net unrealized gains (losses) on investments, net of reclassification adjustment for realized gains (losses), net of income taxes	—	(9)	—	(10)
Foreign currency translation adjustment, net of income taxes	1	—	1	(6)

Total other comprehensive income (loss), net of income taxes	1	(9)	1	(16)

Comprehensive net income, net of income taxes	$115	$76	$47	$17

Income tax provision (benefit) netted against other comprehensive income (loss)	$—	$(6)	$—	$(10)

5. Business Combinations
Mint Software Inc.
On November 2, 2009 we acquired all of the outstanding equity interests of Mint Software Inc. for total consideration of approximately $170 million. The total consideration included approximately $24 million for the fair value of assumed equity awards and cash retention bonuses that will be charged to expense over a three year service period. Mint is a provider of online personal finance services and became part of our Other Businesses segment. We acquired Mint to expand our online personal finance offerings in support of our Connected Services strategy.
Under the acquisition method of accounting we allocated the fair value of the total consideration transferred to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. The fair values assigned to identifiable intangible assets acquired were based on estimates and assumptions determined by management. We recorded the excess of consideration over the aggregate fair values as goodwill. Using information available at the time the acquisition closed, we allocated approximately $1 million of the consideration to tangible assets and liabilities and approximately $43 million of the consideration to identified intangible assets. We recorded the excess consideration of approximately $102 million as goodwill, none of which is deductible for income tax purposes. The identified intangible assets are being amortized over a weighted average life of seven years.
We have included Mint’s results of operations in our consolidated results of operations from the date of acquisition. Mint’s results of operations for periods prior to the date of acquisition were not material when compared with our consolidated results of operations.
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
6. Discontinued Operations
In January 2010 we sold our Intuit Real Estate Solutions (IRES) business for approximately $128 million in cash and recorded a net gain on disposal of $35 million. The decision to sell IRES was a result of management’s desire to focus resources on Intuit’s core products and services. IRES was part of our Other Businesses segment.
We determined that IRES became a discontinued operation in the second quarter of fiscal 2010. We have therefore segregated the net assets and operating results of IRES from continuing operations on our balance sheets and in our statements of operations for all periods prior to the sale. Assets held for sale at July 31, 2009 consisted primarily of goodwill. Because IRES operating cash flows were not material for any period presented, we have not segregated them from continuing operations on our statements of cash flows. We have presented the effect of the net gain on disposal of IRES in net income from discontinued operations on our statements of cash flows for the three and six months ended January 31, 2010.

Net revenue and net income (loss) from IRES discontinued operations were as shown in the following table for the periods indicated.

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
(In millions)	2010	2009	2010	2009

Net revenue from discontinued operations	$14	$18	$33	$37

Net income (loss) from discontinued operations
Net loss from discontinued operations	$(1)	$(1)	$—	$(1)
Net gain on disposal of discontinued operations	35	—	35	—

Total net income (loss) from discontinued operations	$34	$(1)	$35	$(1)

7. Current Liabilities
Unsecured Revolving Credit Facility
On March 22, 2007 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on March 22, 2012. Advances under the credit facility will accrue interest at rates that are equal to, at our election, either Citibank’s base rate or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.18% to 0.575% based on our senior debt credit ratings. The applicable interest rate will be increased by 0.05% for any period in which the total principal amount of advances and letters of credit under the credit facility exceeds $250 million. The agreement includes covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 and a ratio of annual EBITDA to interest payable of not less than 3.00 to 1.00. We were in compliance with these covenants at January 31, 2010. We may use amounts borrowed under this credit facility for general corporate purposes or for future acquisitions or expansion of our business. To date we have not borrowed under this credit facility.
Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

	January 31,	July 31,
(In millions)	2010	2009

Reserve for product returns	$79	$22
Reserve for rebates	44	30
Interest payable	21	21
Executive deferred compensation plan	40	37
Current portion of license fee payable	10	10
Other	40	33

Total other current liabilities	$234	$153

The balances of several of our other current liabilities, particularly our reserves for product returns and rebates, are affected by the seasonality of our business. See Note 1, “Seasonality.”

8. Long-Term Obligations
Senior Unsecured Notes
On March 12, 2007 we issued $500 million of 5.40% senior unsecured notes due on March 15, 2012 and $500 million of 5.75% senior unsecured notes due on March 15, 2017 (together, the Notes), for a total principal amount of $1 billion. The Notes are redeemable by Intuit at any time, subject to a make-whole premium. We paid $28 million in cash for interest on the Notes during the six months ended January 31, 2010 and 2009. Based on the trading prices of the Notes at January 31, 2010 and July 31, 2009 and the interest rates we could obtain for other borrowings with similar terms at those dates, the estimated fair value of the Notes at those dates was approximately $1.1 billion and $1.0 billion.
Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

	January 31,	July 31,
(In millions)	2010	2009

Total license fee payable	$73	$71
Total deferred rent	60	64
Long-term deferred revenue	26	20
Long-term income tax liabilities	27	48
Other	3	4

Total long-term obligations	189	207
Less current portion (included in other current liabilities)	(19)	(20)

Long-term obligations due after one year	$170	$187

Innovative Merchant Solutions Loan and Buyout Commitments
In April 2005 our wholly owned subsidiary, Innovative Merchant Solutions (IMS), became a member of Superior Bankcard Services, LLC (SBS), a newly formed entity that acquired merchant accounts for our Payment Solutions business. Our consolidated financial statements include the financial position, results of operations and cash flows of SBS, after elimination of all significant intercompany balances and transactions, including amounts outstanding under the credit agreement described below. In connection with the formation of this entity IMS agreed to provide to SBS revolving loans in an amount of up to $40 million under the terms of a credit agreement. Amounts outstanding under this agreement at July 31, 2009 totaled $7 million at interest rates of 4.3% to 5.0%. On December 7, 2009 we purchased all of the noncontrolling members’ interests in SBS for a total price of approximately $9 million, net of loan repayments.
9. Income Taxes
Effective Tax Rate
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and other taxable items. Our effective tax rate for the three months ended January 31, 2010 was approximately 37%. This differed from the federal statutory rate of 35% due to state income taxes, which were partially offset by the benefit we received from the domestic production activities deduction and the federal and state research and experimentation credits. Our effective tax rate for the three months ended January 31, 2009 was approximately 18%. Excluding discrete tax benefits primarily related to a favorable agreement we entered into with a tax authority with respect to tax years ended prior to fiscal 2009, our effective tax rate for that period was approximately 36% and did not differ significantly from the federal statutory rate of 35%.
Our effective tax rate for the six months ended January 31, 2010 was approximately 27%. Excluding discrete tax benefits primarily related to routine stock option deduction benefits, our effective tax rate for that period was approximately 37%. This differed from the federal statutory rate of 35% primarily due to state income taxes, which were partially offset by the benefit we received from the domestic production activities deduction and the federal and state research and experimentation credits. We recorded a tax benefit of $17 million on pre-tax income of $17 million for the six months ended January 31, 2009. Excluding discrete tax benefits primarily related to a favorable agreement we entered into with a tax authority as described above and the retroactive reinstatement of the federal research and experimentation credit, our effective tax rate for that period was approximately 36% and did not differ significantly from the federal statutory rate of 35%.
Unrecognized Tax Benefits and Other Considerations
The total amount of our unrecognized tax benefits at July 31, 2009 was $40 million. Net of related deferred tax assets, unrecognized tax benefits were $33 million at that date. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $28 million. The recognition of the balance of these net benefits would result in an increase to stockholders’ equity of $5 million. There were no material changes to these amounts during the three and six months ended January 31, 2010. We do not believe that it is reasonably possible that there will be a significant increase or decrease in unrecognized tax benefits over the next 12 months.
10. Stockholders’ Equity
Stock Repurchase Programs
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. We repurchased 8.2 million and 18.8 million shares for $250 million and $550 million under these programs during the three and six months ended January 31, 2010. We repurchased 1.4 million and 7.4 million shares for $35 million and $200 million under these programs during the three and six months ended January 31, 2009. At January 31, 2010, we had authorization from our Board of Directors to expend up to an additional $350 million for stock repurchases through November 20, 2012.
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

Stock Option Activity
A summary of activity under all share-based compensation plans for the six months ended January 31, 2010 was as follows:

		Options Outstanding
			Weighted
			Average
	Shares		Exercise
	Available	Number	Price
(Shares in thousands)	for Grant	of Shares	Per Share

Balance at July 31, 2009	8,086	45,674	$26.00
Additional shares authorized	9,000	—	—
Options assumed and converted related to business combinations	—	372	3.08
Options granted	(1,390)	1,390	30.04
Restricted stock units granted	(994)	—	—
Options exercised	—	(6,300)	21.80
Options canceled or expired (1)	1,612	(1,864)	28.94
Restricted stock units forfeited (1)	815	—	—

Balance at January 31, 2010	17,129	39,272	$26.46

Exercisable at January 31, 2010		27,467	$25.75

(1) Stock options and restricted stock units canceled, expired or forfeited under expired plans are not returned to the pool of shares available for grant.
Restricted Stock Unit Activity A summary of restricted stock unit activity for the six months ended January 31, 2010 was as follows:

		Restricted Stock Units
			Weighted
			Average
		Number	Grant Date
(Shares in thousands)		of Shares	Fair Value

Nonvested at July 31, 2009		9,398	$27.06
Granted		994	29.92
Restricted stock granted related to business combinations		231	29.14
Vested		(1,973)	29.39
Forfeited		(818)	26.38

Nonvested at January 31, 2010		7,832	$26.97

Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded for the periods shown.

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
(In millions, except per share amounts)	2010	2009	2010	2009

Cost of product revenue	$1	$1	$1	$1
Cost of service and other revenue	2	2	4	3
Selling and marketing	12	12	19	20
Research and development	11	10	20	16
General and administrative	11	9	20	15
Discontinued operations	1	1	1	2

Total share-based compensation expense	38	35	65	57
Income tax benefit	(13)	(12)	(23)	(20)

Decrease in net income	$25	$23	$42	$37

Decrease in net income per share:
Basic	$0.08	$0.07	$0.13	$0.11

Diluted	$0.08	$0.07	$0.13	$0.11

At January 31, 2010, there was $207 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans which we expect to recognize as expense in the future. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 1.9 years.
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
12. Segment Information
We have defined seven reportable segments based on factors such as how we manage our operations and how our chief operating decision maker views results. We define the chief operating decision maker as our Chief Executive Officer and our Chief Financial Officer. Our chief operating decision maker organizes and manages our business primarily on the basis of product and service offerings.
All of our business segments except Other Businesses operate primarily in the United States and sell primarily to customers in the United States. International total net revenue was less than 5% of consolidated total net revenue for all periods presented.
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
The following table shows our financial results by reportable segment for the three and six months ended January 31, 2010 and 2009. Results for our Other Businesses segment have been adjusted for all periods presented to exclude results for our Intuit Real Estate Solutions business, which became a discontinued operation in the second quarter of fiscal 2010. See Note 6.

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
(In millions)	2010	2009	2010	2009
Net revenue:
Financial Management Solutions	$154	$158	$288	$302
Employee Management Solutions	105	94	202	183
Payment Solutions	79	70	154	141
Consumer Tax	216	187	238	201
Accounting Professionals	124	133	146	154
Financial Institutions	84	76	164	151
Other Businesses	75	55	119	103

Total net revenue	$837	$773	$1,311	$1,235

Operating income:
Financial Management Solutions	$37	$38	$62	$67
Employee Management Solutions	61	52	117	106
Payment Solutions	22	7	35	12
Consumer Tax	88	59	59	25
Accounting Professionals	77	83	62	66
Financial Institutions	20	16	37	31
Other Businesses	22	14	25	23

Total segment operating income	327	269	397	330
Unallocated corporate items:
Share-based compensation expense	(37)	(34)	(64)	(55)
Other common expenses	(124)	(97)	(235)	(187)
Amortization of purchased intangible assets	(16)	(14)	(38)	(29)
Acquisition related charges	(11)	(13)	(21)	(23)

Total unallocated corporate items	(188)	(158)	(358)	(294)

Total operating income from continuing operations	$139	$111	$39	$36

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
You should read this MD&A in conjunction with the financial statements and related notes in Part I, Item 1 of this report and our Annual Report on Form 10-K for the fiscal year ended July 31, 2009. In July 2009 we acquired PayCycle, Inc. for a total purchase price of approximately $169 million and in November 2009 we acquired Mint Software Inc. for total consideration of approximately $170 million. Accordingly, we have included the results of operations for PayCycle and Mint in our consolidated results of operations from their respective dates of acquisition. In January 2010 we sold our Intuit Real Estate Solutions (IRES) business. Accordingly, we have reclassified our financial statements for all periods prior to the sale to reflect IRES as discontinued operations. Unless noted otherwise, the following discussion pertains to our continuing operations.
We calculate revenue growth rates and segment operating margins figures using dollars in thousands.
Executive Overview
This overview provides a high level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important in order to understand our financial results for the first half of fiscal 2010 as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Quarterly Report on Form 10-Q.
About Intuit
Intuit is a leading provider of business and financial management solutions for small and medium-sized businesses, consumers, accounting professionals and financial institutions. We organize our portfolio of businesses into four principal categories — Small Business Group, Tax, Financial Institutions and Other Businesses. These categories include seven financial reporting segments.
Small Business Group: This category includes three segments — Financial Management Solutions, Employee Management Solutions, and Payment Solutions.
•	Our Financial Management Solutions segment includes QuickBooks financial and business management software and services, technical support, financial supplies, and Web site design and hosting services for small and medium-sized businesses.
•	Our Employee Management Solutions segment provides payroll products and services for small businesses.
•	Our Payment Solutions segment provides merchant services for small businesses, including credit and debit card processing, electronic check conversion and automated clearing house services.
Tax: This category also includes two segments — Consumer Tax and Accounting Professionals.
•	Our Consumer Tax segment includes TurboTax income tax preparation products and services for consumers and small businesses.

•	Our Accounting Professionals segment includes ProSeries and Lacerte professional tax products and services. This segment also includes QuickBooks Premier Accountant Edition and the QuickBooks ProAdvisor Program for accounting professionals.
Financial Institutions: This segment consists primarily of outsourced online services for banks and credit unions provided by our Digital Insight business. It includes our online banking and bill-pay services as well as our Personal FinanceWorks and Small Business FinanceWorks offerings, which provide comprehensive online financial management solutions for consumers and small businesses.
Other Businesses: This segment includes Quicken personal finance products and services; Mint.com online personal finance services; and our business in Canada.
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
Overview of Financial Results
Total net revenue for the first half of fiscal 2010 was $1.3 billion, an increase of 6% compared with the same period of fiscal 2009. Revenue was higher in all of our business segments except Financial Management Solutions and Accounting Professionals. Consumer Tax segment revenue increased 18% due to growth in TurboTax Online units. Operating income was essentially flat in the first half of fiscal 2010 compared with the same period of fiscal 2009. Cost of product revenue and cost of service and other revenue as a percentage of related revenue were slightly lower. Higher operating expenses included the addition of operating expenses for acquired businesses, higher share-based compensation expense, and higher depreciation expense for investments in our infrastructure. In addition, operating expenses in the first half of fiscal 2009 benefited from certain compensation-related items and a decline in the market value of executive deferred compensation plan liabilities, neither of which recurred in the first half of fiscal 2010. Net income from continuing operations of $11 million for the first half of fiscal 2010 decreased $23 million compared with the same period of fiscal 2009 due to higher interest expense in the 2010 period and discrete tax benefits in the first half of fiscal 2009 that did not recur in the first half of fiscal 2010. Due to the foregoing factors, diluted net income per share from continuing operations of $0.03 for the first half of fiscal 2010 was $0.07 per share lower than in the same period of fiscal 2009.
We ended the first half of fiscal 2010 with cash, cash equivalents and investments totaling $946 million, including $127 million in municipal auction rate securities. We also held $89 million in municipal auction rate securities that we classified as long-term investments at that date. In the first six months of fiscal 2010 we generated cash from operations, from the issuance of common stock under employee stock plans, and from the sale of our Intuit Real Estate Solutions business. During the same period we used cash for the repurchase of shares of our common stock under our stock repurchase programs, for the acquisition of Mint, and for capital expenditures. At January 31, 2010, we had authorization from our Board of Directors to expend up to an additional $350 million for stock repurchases through November 20, 2012.
Critical Accounting Policies and Estimates
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2009 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Except for the changes to our critical accounting policies and estimates discussed below, we believe that there were no significant changes in those critical accounting policies and estimates during the first half of fiscal 2010. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit and Risk Committee of our Board of Directors.
Fair Value of Nonfinancial Assets and Nonfinancial Liabilities
On August 1, 2009 we adopted the provisions of the authoritative guidance on fair value measurements for nonfinancial assets and nonfinancial liabilities that we do not recognize or disclose at fair value on a recurring basis (at least annually). These include reporting units measured at fair value in a goodwill impairment test, other nonfinancial assets or liabilities measured at fair value for impairment testing, and nonfinancial assets acquired and liabilities assumed in a business combination. See Note 1, “Significant Accounting Policies — Fair Value of Nonfinancial Assets and Nonfinancial Liabilities,” in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of this guidance.
We describe the estimates, judgments, and assumptions we make in connection with goodwill and purchased intangible asset impairment assessments under “Goodwill, Purchased Intangible Assets and Other Long-Lived Assets — Impairment Assessments” in the Critical Accounting Policies and Estimates section in Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2009. The authoritative guidance we adopted on August 1, 2009 generally increases the level of estimates, judgments and assumptions we must make in connection with goodwill and purchased intangible asset impairment assessments, and with estimating the fair value of nonfinancial assets acquired and liabilities assumed in a business combination. In accordance with the new guidance, we define fair value as the price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Given the nature of nonfinancial assets and liabilities, the change from an entity-specific perspective to a market participant perspective is significant and inherently more complex. For example, if there are no known markets or we do not have access to any markets, we will be required to identify hypothetical market participants and develop a hypothetical market based on the expected assumptions of those market participants. In addition, we consider and use multiple valuation methods, if appropriate. Using multiple valuation methods can yield a range of possible results, which we must evaluate in order to choose the most representative point within the range.
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
Business Combinations
We describe the estimates, judgments and assumptions we make in connection with our accounting for business combinations under “Business Combinations — Purchase Accounting,” in the Critical Accounting Policies and Estimates section in Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2009. On August 1, 2009 we adopted revised authoritative guidance on accounting for business combinations. See Note 1, “Significant Accounting Policies — Business Combinations,” in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of this guidance.
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
Results of Operations
Financial Overview

					YTD	YTD
	Q2	Q2	$	%	Q2	Q2	$	%
(Dollars in millions, except per share amounts)	FY10	FY09	Change	Change	FY10	FY09	Change	Change

Total net revenue	$837	$773	$64	8%	$1,311	$1,235	$76	6%
Operating income from continuing operations	139	111	28	25%	39	36	3	8%
Net income from continuing operations	80	86	(6)	(7%)	11	34	(23)	(68%)
Diluted net income per share from continuing operations	$0.25	$0.26	$(0.01)	(4%)	$0.03	$0.10	$(0.07)	(70%)
Current Fiscal Quarter
Total net revenue increased 8% in the second quarter of fiscal 2010 compared with the same quarter of fiscal 2009. In our Small Business Group, Financial Management Solutions segment revenue decreased 3% due to lower QuickBooks unit sales that were partially offset by higher average selling prices. Employee Management Solutions segment revenue increased 12% due to growth in the customer base that was driven by our July 2009 acquisition of PayCycle. Payment Solutions segment revenue increased 14% due to growth in the customer base partially offset by a decline in transaction volume per customer compared with the same quarter of the previous fiscal year. In our Tax businesses, Consumer Tax segment revenue increased 15% due to growth in TurboTax Online units. Accounting Professionals segment revenue decreased 7% as we deferred about $9 million in revenue from the second quarter to the third quarter of fiscal 2010 due to changes in our product and service offerings. Financial Institutions segment revenue increased 10% due to growth in bill-pay end users and transaction volumes; higher Personal FinanceWorks and Small Business FinanceWorks revenue; and a new offering, TurboTax for Online Banking. Other Businesses segment revenue increased 38% due to higher Quicken revenue.
Operating income from continuing operations increased $28 million or 25% in the second quarter of fiscal 2010 compared with the same quarter of fiscal 2009. Revenue was $64 million higher and costs and expenses were $36 million higher in the fiscal 2010 period. Total costs and expenses in the second quarter of fiscal 2010 increased about $8 million due to higher cost of revenue associated with higher revenue; about $11 million due to operating expenses for PayCycle and Mint; and about $11 million due to higher variable compensation expense. See “Cost of Revenue” and “Operating Expenses” later in this Item 2 for more information.
Net income from continuing operations decreased $6 million or 7% in the second quarter of fiscal 2010 compared with the same quarter of fiscal 2009. Our effective tax rate for the second quarter of fiscal 2010 was 37%. Due to certain discrete tax items, our effective tax rate for the second quarter of fiscal 2009 was 18%. See “Income Taxes” later in this Item 2 for more information about our effective tax rates for these periods.

Due to the foregoing factors, diluted net income per share from continuing operations of $0.25 in the second quarter of fiscal 2010 decreased 4% compared with $0.26 in the same quarter of fiscal 2009.
Fiscal Year to Date
Total net revenue increased 6% in the first half of fiscal 2010 compared with the same period of fiscal 2009. In our Small Business Group, Financial Management Solutions segment revenue decreased 5% due to lower QuickBooks unit sales that were partially offset by higher average selling prices. Employee Management Solutions segment revenue increased 10% due to growth in the customer base that was driven by our July 2009 acquisition of PayCycle. Payment Solutions segment revenue increased 9% due to growth in the customer base partially offset by a decline in transaction volume per customer compared with the same period of the previous fiscal year. In our Tax businesses, Consumer Tax segment revenue increased 18% due to 36% growth in TurboTax Online units. Accounting Professionals segment revenue decreased 6% due to the revenue deferral described in “Current Fiscal Quarter” above. See “Business Segment Results — Accounting Professionals” later in this Item 2 for more information. Financial Institutions segment revenue increased 9% due to growth in bill-pay end users and transaction volumes and to higher Personal FinanceWorks and Small Business FinanceWorks revenue. Other Businesses segment revenue increased 16% due to higher Quicken revenue.
Operating income from continuing operations increased $3 million or 8% in the first half of fiscal 2010 compared with the same period of fiscal 2009. Revenue was $76 million higher and total costs and expenses were $73 million higher in the fiscal 2010 period. Total costs and expenses in the first half of fiscal 2010 increased about $18 million due to higher cost of revenue associate with higher revenue; about $17 million due to operating expenses for PayCycle and Mint; about $9 million due to higher share-based compensation expense; and about $6 million due to higher depreciation expense for investments in our infrastructure. In addition, total compensation-related expenses in the first half of fiscal 2009 reflected the benefit of an $8 million decrease related to changes in estimates for our stock compensation and 401(k) benefits plans and an $11 million decline in the market value of executive deferred compensation plan liabilities, neither of which recurred in the first half of fiscal 2010. See “Cost of Revenue” and “Operating Expenses” later in this Item 2 for more information.
Net income from continuing operations decreased $23 million or 68% in the first half of fiscal 2010 compared with the same period of fiscal 2009. Interest expense was $7 million higher and interest and other income, net was $2 million higher in the fiscal 2010 period due to factors described in “Interest Expense” and “Interest and Other Income, Net” later in this Item 2. Due to certain discrete tax items, our effective tax rate was 27% for the first half of fiscal 2010 and we recorded a tax benefit of $17 million on pretax income of $17 million for the first half of fiscal 2009. See “Income Taxes” later in this Item 2 for more information about our effective tax rates for these periods.
Due to the foregoing factors, diluted net income per share from continuing operations of $0.03 for the first half of fiscal 2010 decreased $0.07 per share compared with the same period of fiscal 2009.
Business Segment Results
The information below is organized in accordance with our seven reportable business segments. Results for our Other Businesses segment have been adjusted for all periods presented to exclude results for our Intuit Real Estate Solutions business, which became a discontinued operation in the second quarter of fiscal 2010. See Note 6 to the financial statements in Part 1, Item 1 for more information.
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. See “Executive Overview — Seasonality and Trends” earlier in this Item 2 for a description of the seasonality of our business. Segment expenses do not include certain costs, such as corporate selling and marketing, product development, and general and administrative expenses and share-based compensation expenses, which are not allocated to specific segments. These unallocated costs totaled $161 million and $131 million in the second quarter of fiscal 2010 and 2009 and $299 million and $242 million in the first half of fiscal 2010 and 2009. Unallocated costs increased in the first half of fiscal 2010 compared with the same period of fiscal 2009 due in part to $9 million in higher share-based compensation expense during the fiscal 2010 period and an $11 million decline in the market value of executive deferred compensation plan liabilities that lowered corporate general and administrative expenses in the fiscal 2009 period. Segment expenses also do not include amortization of purchased intangible assets and acquisition-related charges. See Note 12 to the financial statements in Part I, Item 1 of this report for reconciliations of total segment operating income or loss to consolidated operating income or loss for each fiscal period presented.

Financial Management Solutions

				YTD	YTD
	Q2	Q2%		Q2	Q2%
(Dollars in millions)	FY10	FY09	Change	FY10	FY09	Change

Product revenue	$101	$108		$185	$206
Service and other revenue	53	50		103	96

Total segment revenue	$154	$158	-3%	$288	$302	-5%

% of total revenue	18%	21%		22%	25%

Segment operating income	$37	$38	-5%	$62	$67	-9%

% of related revenue	24%	24%		21%	22%
Financial Management Solutions (FMS) product revenue is derived primarily from QuickBooks desktop software products and financial supplies such as paper checks, envelopes, invoices, business cards and business stationery. Financial Management Solutions service and other revenue is derived primarily from QuickBooks Online, QuickBooks support plans, Web site design and hosting services, and royalties from small business online services.
FMS total net revenue decreased $4 million or 3% in the second quarter of fiscal 2010 and decreased $14 million or 5% in the first half of fiscal 2010 compared with the same periods of fiscal 2009. FMS revenue was lower in the first half of fiscal 2010 because total QuickBooks software units, excluding activations of our free Simple Start offering, were down 3% in that period. Partially offsetting the effect of lower units, average selling prices were higher because we offered fewer promotional discounts in the fiscal 2010 period.
FMS segment operating income as a percentage of related revenue decreased slightly in the first half of fiscal 2010 compared with the same period of fiscal 2009. Lower revenue was partially offset by about $6 million in lower advertising and other marketing expenses in the fiscal 2010 period.
Employee Management Solutions

				YTD	YTD
	Q2	Q2%		Q2	Q2%
(Dollars in millions)	FY10	FY09	Change	FY10	FY09	Change

Product revenue	$60	$58		$120	$115
Service and other revenue	45	36		82	68

Total segment revenue	$105	$94	12%	$202	$183	10%

% of total revenue	13%	12%		15%	15%

Segment operating income	$61	$52	19%	$117	$106	11%

% of related revenue	58%	55%		58%	58%
Employee Management Solutions (EMS) product revenue is derived primarily from QuickBooks Payroll, a family of products sold on a subscription basis offering payroll tax tables, payroll reports, federal and state payroll tax forms, and electronic tax payment and filing to small businesses that prepare their own payrolls. EMS service and other revenue is derived from our online payroll services (including the PayCycle service we acquired in fiscal 2009), fees for direct deposit services, and other small business payroll services. Service and other revenue for this segment also includes interest earned on funds held for customers.

EMS total net revenue increased $11 million or 12% in the second quarter of fiscal 2010 and $19 million or 10% in the first half of fiscal 2010 compared with the same periods of fiscal 2009. Revenue was higher in the fiscal 2010 periods due to a 10% increase in the customer base that was driven by our July 2009 acquisition of PayCycle.
EMS segment operating income as a percentage of related revenue increased in the second quarter of fiscal 2010 compared with the same quarter of fiscal 2009. Higher revenue was partially offset by higher costs and expenses due to our acquisition of PayCycle.
Payment Solutions

				YTD	YTD
	Q2	Q2%		Q2	Q2%
(Dollars in millions)	FY10	FY09	Change	FY10	FY09	Change

Product revenue	$9	$6		$16	$14
Service and other revenue	70	64		138	127

Total segment revenue	$79	$70	14%	$154	$141	9%

% of total revenue	9%	9%		12%	11%

Segment operating income	$22	$7	199%	$35	$12	190%

% of related revenue	27%	10%		22%	8%
Payment Solutions service revenue is derived primarily from merchant services for small businesses that include credit card, debit card and gift card processing services; check verification, check guarantee and electronic check conversion, including automated clearing house (ACH) and Check 21 capabilities; and Web-based transaction processing services for online merchants. Service and other revenue for this segment also includes interest earned on funds held for customers.
Payment Solutions total net revenue increased $9 million or 14% in the second quarter of fiscal 2010 and $13 million or 9% in the first half of fiscal 2010 compared with the same periods of fiscal 2009. Revenue increased in the fiscal 2010 periods due to growth in the customer base partially offset by declines in transaction volume per customer. For the first half of fiscal 2010, customers grew 13% while transaction volume per customer was 5% lower compared with the same period of fiscal 2009. Transaction volume per customer was down less in the first half of 2010 compared with the first half of fiscal 2009. Transaction volume per customer in the 2009 period was 9% lower compared with the first half of fiscal 2008.
Payment Solutions segment operating income as a percentage of related revenue increased in the second quarter and first half of fiscal 2010 compared with the same periods of fiscal 2009 due to higher revenue and lower staffing, marketing and facilities expenses in the fiscal 2010 periods.

Consumer Tax

				YTD	YTD
	Q2	Q2%		Q2	Q2%
(Dollars in millions)	FY10	FY09	Change	FY10	FY09	Change

Product revenue	$82	$90		$90	$94
Service and other revenue	134	97		148	107

Total segment revenue	$216	$187	15%	$238	$201	18%

% of total revenue	26%	24%		18%	16%

Segment operating income	$88	$59	49%	$59	$25	134%

% of related revenue	41%	32%		25%	13%
Consumer Tax product revenue is derived primarily from TurboTax federal and state consumer and small business desktop tax return preparation software. Consumer Tax service and other revenue is derived primarily from TurboTax Online tax return preparation services and electronic tax filing services. Due to the seasonal nature of our Consumer Tax business, we will not have substantially complete results for the 2009 tax season until the third quarter of fiscal 2010.
Consumer Tax total net revenue increased $37 million or 18% in the first half of fiscal 2010 compared with the same period of fiscal 2009 due to 36% growth in TurboTax Online units.
Consumer Tax segment operating income as a percentage of related revenue increased in the first half of fiscal 2010 compared with the same period of fiscal 2009 due to higher revenue and relatively flat operating expenses.
Accounting Professionals

				YTD	YTD
	Q2	Q2%		Q2	Q2%
(Dollars in millions)	FY10	FY09	Change	FY10	FY09	Change

Product revenue	$119	$131		$138	$150
Service and other revenue	5	2		8	4

Total segment revenue	$124	$133	-7%	$146	$154	-6%

% of total revenue	15%	17%		11%	13%

Segment operating income	$77	$83	-7%	$62	$66	-5%

% of related revenue	62%	62%		43%	42%
Accounting Professionals product revenue is derived primarily from ProSeries and Lacerte professional tax preparation software products and from QuickBooks Premier Accountant Edition and ProAdvisor Program for professional accountants. Accounting Professionals service and other revenue is derived primarily from electronic tax filing services, bank product transmission services and training services. Due to the seasonal nature of our Accounting Professionals business, we will not have substantially complete results for the 2009 tax season until the third quarter of fiscal 2010.
Accounting Professionals total net revenue decreased $8 million or 6% in the first half of fiscal 2010 compared with the same period of fiscal 2009. About $9 million in Accounting Professionals revenue shifted from the second quarter of fiscal 2010 to the third quarter of fiscal 2010, primarily due to changes in our product and service offerings. In fiscal 2010 we began offering certain services only in combination with our professional tax software, which caused us to recognize this software revenue ratably over the expected service period rather than immediately upon customer purchase. Excluding the impact of this revenue shift, Accounting Professionals revenue was flat in the first half of fiscal 2010 compared with the same period of fiscal 2009.
Despite lower revenue, Accounting Professionals segment operating income as a percentage of related revenue increased slightly in the first half of fiscal 2010 compared with the same period of fiscal 2009 due to operating efficiencies achieved in the product development and customer support functions in the fiscal 2010 period.
Financial Institutions

				YTD	YTD
	Q2	Q2%		Q2	Q2%
(Dollars in millions)	FY10	FY09	Change	FY10	FY09	Change

Product revenue	$—	$—		$—	$—
Service and other revenue	84	76		164	151

Total segment revenue	$84	$76	10%	$164	$151	9%

% of total revenue	10%	10%		13%	12%

Segment operating income	$20	$16	23%	$37	$31	20%

% of related revenue	24%	22%		23%	21%
Financial Institutions service and other revenue is derived primarily from outsourced online banking software products that are hosted in our data centers and delivered as on-demand service offerings to banks and credit unions by our Digital Insight business.
Financial Institutions total net revenue increased $8 million or 10% in the second quarter of fiscal 2010 and $13 million or 9% in the first half of fiscal 2010 compared with the same periods of fiscal 2009. Revenue growth in the fiscal 2010 periods was driven by a 16% increase in bill-pay end users, higher bill-pay transaction volumes, and growth in Personal FinanceWorks and Small Business FinanceWorks revenue. Financial Institutions revenue for the second quarter of fiscal 2010 also benefited from the introduction of a new offering, TurboTax for Online Banking.
Financial Institutions segment operating income as a percentage of related revenue increased in the second quarter and first half of fiscal 2010 compared with the same periods of fiscal 2009 due to higher revenue and relatively flat operating expenses.
Other Businesses

				YTD	YTD
	Q2	Q2%		Q2	Q2%
(Dollars in millions)	FY10	FY09	Change	FY10	FY09	Change

Product revenue	$51	$40		$78	$72
Service and other revenue	24	15		41	31

Total segment revenue	$75	$55	38%	$119	$103	16%

% of total revenue	9%	7%		9%	8%

Segment operating income	$22	$14	59%	$25	$23	8%

% of related revenue	30%	26%		21%	22%
Other Businesses consist primarily of Quicken, Mint.com and our business in Canada. Quicken product revenue is derived primarily from Quicken desktop software products. Quicken service and other revenue is derived primarily from Quicken Online, fees from consumer online transactions, and Quicken Loans trademark royalties. Mint.com service revenue is derived primarily from lead generation fees. In Canada, product revenue is derived primarily from localized versions of QuickBooks and Quicken as well as consumer desktop tax return preparation software and professional tax preparation products. Service revenue in Canada consists primarily of revenue from payroll services and QuickBooks support plans.
Other Businesses total net revenue increased $20 million or 38% in the second quarter of fiscal 2010 due to 66% growth in Quicken revenue. We believe that a portion of the second quarter revenue growth was a result of launching Quicken 2010 later in the first quarter of this fiscal year than we launched Quicken 2009 in the first quarter of last fiscal year. Other Businesses total net revenue increased $16 million or 16% in the first half of fiscal 2010 compared with the same period of fiscal 2009 due to a 21% increase in Quicken revenue that was driven by higher unit sales.
Other Businesses segment operating income as a percentage of related revenue increased in the second quarter of fiscal 2010 and decreased slightly in the first half of fiscal 2010 compared with the same periods of fiscal 2009. Higher revenue in the fiscal 2010 periods was partially offset by about $6 million in higher costs and expenses associated with our November 2009 acquisition of Mint and by our continued investment in emerging market opportunities.
Cost of Revenue

		% of		% of	YTD	% of	YTD	% of
	Q2	Related	Q2	Related	Q2	Related	Q2	Related
(Dollars in millions)	FY10	Revenue	FY09	Revenue	FY10	Revenue	FY09	Revenue

Cost of product revenue	$48	11%	$56	13%	$83	13%	$88	14%
Cost of service and other revenue	114	27%	98	29%	223	33%	200	34%
Amortization of purchased intangible assets	16	n/a	14	n/a	38	n/a	29	n/a

Total cost of revenue	$178	21%	$168	22%	$344	26%	$317	26%

Cost of product revenue as a percentage of product revenue decreased in the second quarter and first half of fiscal 2010 compared with the same periods of fiscal 2009 due to efficiencies achieved for our consumer tax and professional tax product lines.
Cost of service and other revenue as a percentage of service and other revenue decreased in the second quarter and first half of fiscal 2010 compared with the same periods of fiscal 2009 due to unit growth in TurboTax Online, which has relatively lower costs of revenue compared with our other service offerings.
Amortization of purchased intangible assets in the first half of fiscal 2010 included a $6 million charge for the write-off of certain purchased technology that we no longer intend to use.
Operating Expenses

		% of		% of		% of		% of
		Total		Total	YTD	Total	YTD	Total
	Q2	Net	Q2	Net	Q2	Net	Q2	Net
(Dollars in millions)	FY10	Revenue	FY09	Revenue	FY10	Revenue	FY09	Revenue

Selling and marketing	$277	33%	$271	35%	$457	35%	$451	36%
Research and development	144	17%	140	18%	285	22%	274	22%
General and administrative	88	11%	70	9%	165	12%	134	11%
Acquisition-related charges	11	1%	13	2%	21	2%	23	2%

Total operating expenses	$520	62%	$494	64%	$928	71%	$882	71%

Current Fiscal Quarter
Total operating expenses as a percentage of total net revenue decreased in the second quarter of fiscal 2010 compared with the same quarter of fiscal 2009. Revenue grew $64 million and total operating expenses increased $26 million in the fiscal 2010 quarter. Total operating expenses increased about $11 million for the operating expenses of acquired businesses and about $11 million due to higher variable compensation expenses. General and administrative expenses also increased about $3 million due to professional fees incurred in connection with our acquisition of Mint and about $2 million due to a fiscal 2009 decline in the market value of executive deferred compensation plan liabilities.
Fiscal Year to Date
Total operating expenses as a percentage of total net revenue were flat in the first half of fiscal 2010 compared with the same period of fiscal 2009. Revenue grew $76 million and total operating expenses increased $46 million in the fiscal 2010 period. Total operating expenses increased about $17 million for the operating expenses of acquired businesses, about $8 million due to higher share-based compensation expense and about $6 million due to higher depreciation expense for investments in our infrastructure. In addition, total compensation-related expenses in the first half of fiscal 2009 reflected the benefit of an $8 million decrease related to changes in estimates for our stock compensation and 401(k) benefits plans and an $11 million decline in the market value of executive deferred compensation plan liabilities, neither of which recurred in the first half of fiscal 2010. We record increases and decreases in the market value of executive deferred compensation plan liabilities in general and administrative expense.
Non-Operating Income and Expenses
Interest Expense
Interest expense of $31 million and $24 million for the first half of fiscal 2010 and 2009 consisted primarily of interest on $1 billion in senior notes that we issued in March 2007. Interest expense for the fiscal 2010 period was $7 million higher due to imputed interest on technology license fees payable in the first half of fiscal 2010 and to capitalization of interest during the construction of our Washington data center in the first half of fiscal 2009.
Interest and Other Income, Net

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
(In millions)	2010	2009	2010	2009

Interest income	$1	$5	$5	$13
Net gains (losses) on executive deferred compensation plan assets	1	(3)	2	(12)
Quicken Loans royalty income	—	4	—	4

Total interest and other income, net	$2	$6	$7	$5

The impact of lower interest rates more than offset the impact of higher average invested balances and resulted in lower interest income in the second quarter and first half of fiscal 2010 compared with the same periods of fiscal 2009. In accordance with generally accepted accounting principles, we record gains and losses associated with executive deferred compensation plan assets in interest and other income, net and gains and losses associated with the related liabilities in general and administrative expense. The amounts recorded in general and administrative expense generally offset the amounts recorded in interest and other income, net.

Income Taxes
Effective Tax Rate
Our effective tax rate for the second quarter of fiscal 2010 was approximately 37%. This differed from the federal statutory rate of 35% due to state income taxes, which were partially offset by the benefit we received from the domestic production activities deduction and the federal and state research and experimentation credits. Our effective tax rate for the second quarter of fiscal 2009 was approximately 18%. Excluding discrete tax benefits primarily related to a favorable agreement we entered into with a tax authority with respect to tax years ended prior to fiscal 2009, our effective tax rate for that period was approximately 36% and did not differ significantly from the federal statutory rate of 35%.
Our effective tax rate for the first six months of fiscal 2010 was approximately 27%. Excluding discrete tax benefits primarily related to routine stock option deduction benefits, our effective tax rate for that period was approximately 37%. This differed from the federal statutory rate of 35% primarily due to state income taxes, which were partially offset by the benefit we received from the domestic production activities deduction and the federal and state research and experimentation credits. We recorded a tax benefit of $17 million on pre-tax income of $17 million for the first six months of fiscal 2009. Excluding discrete tax benefits primarily related to a favorable agreement we entered into with a tax authority as described above and the retroactive reinstatement of the federal research and experimentation credit, our effective tax rate for that period was approximately 36% and did not differ significantly from the federal statutory rate of 35%.
Discontinued Operations
On January 15, 2010 we sold our Intuit Real Estate Solutions (IRES) business for approximately $128 million in cash and recorded a net gain on disposal of approximately $35 million. IRES was part of our Other Businesses segment. We have accounted for IRES as a discontinued operation and segregated its operating results from continuing operations in our statements of operations for all periods prior to the sale. IRES revenue was $14 million and $33 million for the second quarter and first six months of fiscal 2010 and $18 million and $37 million for the same periods of fiscal 2009.
Liquidity and Capital Resources
Overview
At January 31, 2010, our cash, cash equivalents and investments totaled $946 million, a decrease of $401 million from July 31, 2009 due to the factors noted under “Statements of Cash Flows” below. Cash, cash equivalents and investments at January 31, 2010 included $127 million in municipal auction rate securities. At that date we also held $89 million in municipal auction rate securities that we classified as long-term investments on our balance sheet. See “Auction Rate Securities” below for more information. Our primary source of liquidity has been cash from operations, which entails the collection of accounts receivable for products and services. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, acquisitions of businesses, debt service costs and repurchases of common stock.
In March 2007 we issued five-year and ten-year senior unsecured notes totaling $1 billion in connection with our acquisition of Digital Insight Corporation. See “Contractual Obligations — Commitments for Senior Unsecured Notes” later in this Item 2 for more information. We also have a $500 million unsecured revolving line of credit facility that is described later in this Item 2. To date we have not borrowed under the facility.
The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

	January 31,	July 31,	$	%
(Dollars in millions)	2010	2009	Change	Change

Cash, cash equivalents and investments	$946	$1,347	$(401)	(30%)
Long-term investments	92	97	(5)	(5%)
Long-term debt	998	998	—	0%
Working capital	562	884	(322)	(36%)
Ratio of current assets to current liabilities	1.4 : 1	1.8 : 1

Auction Rate Securities
At January 31, 2010, we held a total of $216 million in municipal auction rate securities. We estimate the fair values of these securities based on a discounted cash flow model that we prepare. See Note 2 to the financial statements in Item 1 for more information. Based on the maturities of the underlying securities and the put option described below, we classified $127 million of these securities as short-term investments and $89 million of these securities as long-term investments on our balance sheet at that date. All of the municipal auction rate securities we held at January 31, 2010 were rated A or better by the major credit rating agencies and 84% were collateralized by student loans guaranteed by the U.S. Department of Education. These securities are long-term debt instruments that are intended to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 35 days. Due to a decrease in liquidity in the global credit markets, in February 2008 auctions began failing for the municipal auction rate securities we held. Regularly scheduled auctions for these securities have generally continued to fail since that time. When these auctions initially failed, higher interest rates for many of the securities went into effect in accordance with the terms of the prospectus for each security. As of January 31, 2010, we had received all interest payments in accordance with the contractual terms of these securities.
In August 2008 the broker-dealers for our municipal auction rate securities announced settlements under which they may provide liquidity solutions, or purchase, the auction rate securities held by their institutional clients. On November 4, 2008 we accepted an offer from UBS AG (UBS), one of the broker-dealers for our municipal auction rate securities, that gives us the option to sell UBS a total of $127 million in municipal auction rate securities at par value at any time during a two-year period beginning June 30, 2010. The offer also gives UBS the discretion to buy any or all of these municipal auction rate securities from us at par value at any time. To date UBS has not purchased any of these securities from us. We currently intend to exercise our option to sell UBS all of these municipal auction rate securities at par value in accordance with the terms of the offer within the next twelve months. We continue to have counter-party risk associated with UBS.
Based on our expected operating cash flows and our other sources of cash, we do not believe that the reduction in liquidity of our municipal auction rate securities will have a material impact on our overall ability to meet our liquidity needs.
Statements of Cash Flows
The following table summarizes selected items from our statements of cash flows for the six months ended January 31, 2010 and 2009. See the financial statements in Part I, Item 1 of this report for complete statements of cash flows for those periods.

	Six Months Ended
	January 31,	January 31,	$	%
(Dollars in millions)	2010	2009	Change	Change

Net cash provided by (used in):
Operating activities	$105	$(57)	$162	(284%)
Investing activities	(32)	108	(140)	(130%)
Financing activities	(416)	(115)	(301)	262%
Effect of exchange rate changes on cash	1	(10)	11	(110%)

Increase (decrease) in cash and cash equivalents	$(342)	$(74)	(268)	362%

Operating Activities
During the first half of fiscal 2010 we generated $105 million in cash from our operations. This included net income of $46 million; adjustments for depreciation and amortization of $143 million; share-based compensation expense of $65 million; and seasonal working capital needs. Depreciation expense increased about $6 million in the first half of fiscal 2010 compared with the first half of fiscal 2009 due to investments in our infrastructure. Amortization expense in the first half of fiscal 2010 included a charge of $6 million for the write-off of certain purchased technology that we no longer intend to use.

During the first half of fiscal 2009 we used $57 million in cash for our operations. This included net income of $33 million; adjustments for depreciation and amortization of $126 million; share-based compensation expense of $57 million; and seasonal working capital needs.
Investing Activities
We used $32 million in cash for investing activities during the first half of fiscal 2010. We received a net $122 million in cash from the sale of our Intuit Real Estate Solutions business. We used $89 million in cash for net purchases of investments, $141 million in cash for acquisitions (primarily Mint Software Inc.) and $66 million in cash for capital expenditures.
Investing activities generated $108 million in cash during the first half of fiscal 2009. We received $221 million in cash from net sales of investments, which was partially offset by the use of $117 million in cash for capital expenditures.
Financing Activities
We used $416 million in cash for financing activities during the first half of fiscal 2010, including $550 million for the repurchase of common stock under our stock repurchase programs partially offset by the receipt of $150 million in cash from the issuance of common stock under employee stock plans.
We used $115 million in cash for financing activities during the first half of fiscal 2009, including $200 million for the repurchase of common stock under our stock repurchase programs partially offset by the receipt of $95 million in cash from the issuance of common stock under employee stock plans.
Stock Repurchase Programs
Our Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. During the first half of fiscal 2010 and 2009 we repurchased 18.8 million and 7.4 million shares of our common stock for $550 million and $200 million under our stock repurchase programs. At January 31, 2010, we had authorization from our Board of Directors to expend up to an additional $350 million for stock repurchases through November 20, 2012.
Acquisition of Mint Software Inc.
On November 2, 2009 we acquired Mint Software Inc. for total consideration of approximately $170 million. Mint is a provider of online personal finance services and became part of our Other Businesses segment.
Disposition of Intuit Real Estate Solutions
On January 15, 2010 we sold our Intuit Real Estate Solutions (IRES) business for approximately $128 million in cash and recorded a net gain on disposal of approximately $35 million. IRES was part of our Other Businesses segment and had revenue of approximately $74 million in fiscal 2009.
Unsecured Revolving Credit Facility
On March 22, 2007 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on March 22, 2012. Advances under the credit facility will accrue interest at rates that are equal to, at our election, either Citibank’s base rate or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.18% to 0.575% based on our senior debt credit ratings. The applicable interest rate will be increased by 0.05% for any period in which the total principal amount of advances and letters of credit under the credit facility exceeds $250 million. The agreement includes covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 and a ratio of annual EBITDA to interest payable of not less than 3.00 to 1.00. We were in compliance with these covenants at January 31, 2010. We may use amounts borrowed under this credit facility for general corporate purposes or for future acquisitions or expansion of our business. To date we have not borrowed under the credit facility. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility. We currently believe that the credit facility will be available to us should we choose to borrow under it.

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
Off-Balance Sheet Arrangements
At January 31, 2010, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2009. Except as discussed below, there have been no significant changes in those obligations during the first half of fiscal 2010.
Commitments for Senior Unsecured Notes
On March 12, 2007 we issued $500 million of 5.40% senior unsecured notes due on March 15, 2012 (the 2012 Notes) and $500 million of 5.75% senior unsecured notes due on March 15, 2017 (the 2017 Notes) (together, the Notes). The Notes are redeemable by Intuit at any time, subject to a make-whole premium. Interest is payable semiannually on March 15 and September 15. At January 31, 2010, our maximum commitment for interest payments under the Notes was $283 million.
We monitor the credit markets as part of our ongoing cash management activities. We currently intend to either pay off the 2012 Notes when they become due using operating cash or refinance those notes if the credit markets are favorable at that time.
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
See Note 3 to the financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of the cost and fair value of our investments by type of issue. See Note 2 to the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” in Part I, Item 2 for a description of market events that have affected the liquidity of certain municipal auction rate securities that we held at January 31, 2010.
Interest Rate Risk
Our cash equivalents and investments are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents and investments and the fair value of those investments. Should the Federal Reserve Target Rate increase by 25 basis points from the level of January 31, 2010, the value of our investments would decrease by approximately $1 million. Should the Federal Reserve Target Rate increase by 100 basis points from the level of January 31, 2010, the value of our investments would decrease by approximately $5 million.
We are also exposed to the impact of changes in interest rates as they affect our $500 million revolving credit facility. Advances under the credit facility accrue interest at rates that are equal to Citibank’s base rate or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.18% to 0.575% based on our senior debt credit ratings. Consequently, our interest expense would fluctuate with changes in the general level of these interest rates if we were to borrow any amounts under the credit facility. At January 31, 2010, no amounts were outstanding under the credit facility.
On March 12, 2007 we issued $500 million of 5.40% senior unsecured notes due on March 15, 2012 and $500 million of 5.75% senior unsecured notes due on March 15, 2017. We carry these senior notes at face value less unamortized discount on our balance sheets. Since these senior notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates when interest rates change. See Note 2 and Note 8 to the financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
Impact of Foreign Currency Rate Changes
The functional currencies of our international operating subsidiaries are the local currencies. We translate the assets and liabilities of our foreign subsidiaries at the exchange rates in effect on the balance sheet date. We translate their revenue, costs and expenses at the average rates of exchange in effect during the period. We include translation gains and losses in the stockholders’ equity section of our balance sheets. We include net gains and losses resulting from foreign exchange transactions in interest and other income, net in our statements of operations.

Since we translate foreign currencies (primarily Canadian dollars, British pounds, Indian rupees and Singapore dollars) into U.S. dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations on our financial results has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant because our international subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of January 31, 2010, we did not engage in foreign currency hedging activities.

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

ITEM 1A
RISK FACTORS
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements in this report, other than statements that are purely historical, are forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “forecast,” “estimate,” “seek,” and similar expressions also identify forward-looking statements. In this report, forward-looking statements include, without limitation, the following:
•	our expectations and beliefs regarding future conduct and growth of the business;
•	the assumptions underlying our Critical Accounting Policies and Estimates, including our estimates regarding product rebate and return reserves; stock volatility and other assumptions used to estimate the fair value of share-based compensation; and expected future amortization of purchased intangible assets;
•	our belief that the investments we hold are not other-than-temporarily impaired;
•	our belief that the reduction in liquidity of the municipal auction rate securities we hold will not have a material impact on our overall ability to meet our liquidity needs;
•	our belief that our exposure to currency exchange fluctuation risk will not be significant in the future;
•	our expectations regarding future payment or refinancing of the 2012 Notes;
•	our assessments and estimates that determine our effective tax rate;
•	our belief that our cash and cash equivalents, investments and cash generated from operations will be sufficient to meet our working capital, capital expenditure and other liquidity requirements for at least the next 12 months;
•	our beliefs regarding seasonality and other trends for our businesses;
•	our assessments and beliefs regarding the future outcome of pending legal proceedings and the liability, if any, that Intuit may incur as a result of those proceedings; and
•	the expected effects of the adoption of new accounting standards.
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

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
Stock repurchase activity during the three months ended January 31, 2010 was as follows:

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased	of Shares
			as Part of	That May Yet
	Total Number	Average	Publicly	Be Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	per Share	Plans	the Plans

November 1, 2009 through November 30, 2009	1,250,000	$29.50	1,250,000	$563,123,000

December 1, 2009 through December 31, 2009	4,520,043	$30.10	4,520,043	$427,065,117

January 1, 2010 through January 31, 2010	2,479,500	$31.08	2,479,500	$349,996,057

Total	8,249,543	$30.31	8,249,543

Notes:
1.	All shares purchased as part of publicly announced plans during the three months ended January 31, 2010 were purchased under a plan we announced on November 19, 2009 under which we are authorized to repurchase up to $600 million of our common stock from time to time over a three-year period ending on November 20, 2012.

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At Intuit’s Annual Meeting of Stockholders held on December 15, 2009, our stockholders voted as follows on the below proposals:
1.	Proposal to elect directors:

	For	Withheld

David H. Batchelder	281,181,453	4,053,621
Christopher W. Brody	228,211,687	57,023,387
William V. Campbell	278,800,766	6,434,307
Scott D. Cook	279,382,686	5,852,387
Diane B. Greene	283,200,860	2,034,214
Michael R. Hallman	240,278,154	44,956,920
Edward A. Kangas	242,881,330	42,353,744
Suzanne Nora Johnson	283,861,220	1,373,854
Dennis D. Powell	284,118,529	1,116,545
Stratton D. Sclavos	283,997,759	1,237,315
Brad D. Smith	280,381,284	4,853,790
2.	Proposal to ratify the selection of Ernst & Young LLP as Intuit’s independent registered public accounting firm for fiscal 2010:

For	280,451,348
Against	4,644,372
Abstain	139,355
Broker Non-Votes	0
3.	Proposal to approve amendment of Intuit’s 2005 Equity Incentive Plan:

For	210,651,527
Against	56,431,388
Abstain	200,207
Broker Non-Votes	17,951,953
4.	Proposal to approve amendment of Intuit’s Employee Stock Purchase Plan:

For	262,667,061
Against	4,458,857
Abstain	157,204
Broker Non-Votes	17,951,953

ITEM 6
EXHIBITS
We have filed the following exhibits as part of this report:

Exhibit		Filed	Incorporated by
Number	Exhibit Description	Herewith	Reference

10.01+	Intuit Inc. 2005 Equity Incentive Plan as amended December 15, 2009 (incorporated by reference to Exhibit 99.01 to the registration statement on Form S-8 (Registration No. 333-163728) filed by the registrant with the Securities and Exchange Commission on December 15, 2009)		X

10.02+	Intuit Inc. Employee Stock Purchase Plan as amended December 15, 2009 (incorporated by reference to Exhibit 99.02 to the registration statement on Form S-8 (Registration No. 333-163728) filed by the registrant with the Securities and Exchange Commission on December 15, 2009)		X

10.03+	Form of Director Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.03 to the Form 8-K filed by the registrant with the Securities and Exchange Commission on December 18, 2009)		X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS*	XBRL Instance Document	X

101.SCH*	XBRL Taxonomy Extension Schema	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase	X

+	Indicates a management contract or compensatory plan or arrangement.

*	Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)
Date: March 1, 2010	By:	/s/ R. NEIL WILLIAMS
R. Neil Williams
Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Filed	Incorporated by
Number	Exhibit Description	Herewith	Reference

10.01+	Intuit Inc. 2005 Equity Incentive Plan as amended December 15, 2009 (incorporated by reference to Exhibit 99.01 to the registration statement on Form S-8 (Registration No. 333-163728) filed by the registrant with the Securities and Exchange Commission on December 15, 2009)		X

10.02+	Intuit Inc. Employee Stock Purchase Plan as amended December 15, 2009 (incorporated by reference to Exhibit 99.02 to the registration statement on Form S-8 (Registration No. 333-163728) filed by the registrant with the Securities and Exchange Commission on December 15, 2009)		X

10.03+	Form of Director Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.03 to the Form 8-K filed by the registrant with the Securities and Exchange Commission on December 18, 2009)		X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS*	XBRL Instance Document	X

101.SCH*	XBRL Taxonomy Extension Schema	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase	X

+	Indicates a management contract or compensatory plan or arrangement.

*	Furnished, not filed.