Form 10-Q
period 2010-04-30
INTUIT INC
filed 2010-05-28
CIK 896878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 314,117,010 shares of Common Stock, $0.01 par value, were outstanding at May 24, 2010.

INTUIT INC.
FORM 10-Q
INDEX

Page
Number
PART I FINANCIAL INFORMATION

ITEM 1: Financial Statements

Condensed Consolidated Statements of Operations for the three and nine months ended April 30, 2010 and April 30, 2009	3

Condensed Consolidated Balance Sheets at April 30, 2010 and July 31, 2009	4

Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended April 30, 2010 and April 30, 2009	5

Condensed Consolidated Statements of Cash Flows for the three and nine months ended April 30, 2010 and April 30, 2009	6

Notes to Condensed Consolidated Financial Statements	7

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk	40

ITEM 4: Controls and Procedures	42

PART II OTHER INFORMATION

ITEM 1: Legal Proceedings	43

ITEM 1A: Risk Factors	44

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	47

ITEM 6: Exhibits	48

Signatures	49
EX-31.01
EX-31.02
EX-32.01
EX-32.02
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
Intuit, the Intuit logo, QuickBooks, TurboTax, ProSeries, Lacerte, Digital Insight, Quicken and Mint, among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners.

PART I
ITEM 1
FINANCIAL STATEMENTS
INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
(In millions, except per share amounts)	2010	2009	2010	2009

Net revenue:
Product	$564	$534	$1,191	$1,185
Service and other	1,043	883	1,727	1,467

Total net revenue	1,607	1,417	2,918	2,652

Costs and expenses:
Cost of revenue:
Cost of product revenue	34	34	117	122
Cost of service and other revenue	118	115	341	315
Amortization of purchased intangible assets	5	15	43	44
Selling and marketing	309	274	766	725
Research and development	141	130	426	404
General and administrative	102	74	267	208
Acquisition-related charges	10	10	31	33

Total costs and expenses	719	652	1,991	1,851

Operating income from continuing operations	888	765	927	801
Interest expense	(15)	(12)	(46)	(36)
Interest and other income, net	5	6	12	11

Income from continuing operations before income taxes	878	759	893	776
Income tax provision	302	274	306	257

Net income from continuing operations	576	485	587	519
Net income (loss) from discontinued operations	—	—	35	(1)

Net income	$576	$485	$622	$518

Basic net income per share from continuing operations	$1.83	$1.51	$1.86	$1.61
Basic net income (loss) per share from discontinued operations	—	—	0.11	—

Basic net income per share	$1.83	$1.51	$1.97	$1.61

Shares used in basic per share calculations	314	322	316	322

Diluted net income per share from continuing operations	$1.78	$1.47	$1.80	$1.57
Diluted net income (loss) per share from discontinued operations	—	—	0.11	—

Diluted net income per share	$1.78	$1.47	$1.91	$1.57

Shares used in diluted per share calculations	323	329	325	329

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30,	July 31,
(In millions)	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$430	$679
Investments	1,499	668
Accounts receivable, net	204	135
Income taxes receivable	1	67
Deferred income taxes	108	92
Prepaid expenses and other current assets	60	43
Current assets of discontinued operations	—	12

Current assets before funds held for customers	2,302	1,696
Funds held for customers	275	272

Total current assets	2,577	1,968

Long-term investments	92	97
Property and equipment, net	518	527
Goodwill	1,853	1,754
Purchased intangible assets, net	252	291
Long-term deferred income taxes	44	36
Other assets	91	77
Long-term assets of discontinued operations	—	76

Total assets	$5,427	$4,826

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$166	$103
Accrued compensation and related liabilities	186	171
Deferred revenue	310	360
Income taxes payable	283	—
Other current liabilities	187	153
Current liabilities of discontinued operations	—	25

Current liabilities before customer fund deposits	1,132	812
Customer fund deposits	275	272

Total current liabilities	1,407	1,084

Long-term debt	998	998
Other long-term obligations	164	187

Total liabilities	2,569	2,269

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	2,668	2,547
Treasury stock, at cost	(3,266)	(2,846)
Accumulated other comprehensive income	11	7
Retained earnings	3,445	2,849

Total stockholders’ equity	2,858	2,557

Total liabilities and stockholders’ equity	$5,427	$4,826

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

		Common
		Stock and		Accumulated
	Shares of	Additional		Other		Total
(In millions, except shares in	Common	Paid-In	Treasury	Comprehensive	Retained	Stockholders’
thousands)	Stock	Capital	Stock	Income	Earnings	Equity

Balance at July 31, 2009	322,766	$2,547	$(2,846)	$7	$2,849	$2,557
Components of comprehensive net income:
Net income (loss)	—	—	—	—	622	622
Other comprehensive income (loss), net of tax	—	—	—	4	—	4

Comprehensive net income (loss)						626
Issuance of common stock under employee stock plans	13,808	26	302	—	(2)	326
Restricted stock units released, net of taxes	1,517	(24)	28	—	(24)	(20)
Stock repurchases under stock repurchase programs	(24,624)	—	(750)	—	—	(750)
Tax benefit from employee stock option transactions	—	23	—	—	—	23
Share-based compensation	—	99	—	—	—	99
Other	—	(3)	—	—	—	(3)

Balance at April 30, 2010	313,467	$2,668	$(3,266)	$11	$3,445	$2,858

		Common
		Stock and		Accumulated
	Shares of	Additional		Other		Total
(In millions, except shares in	Common	Paid-In	Treasury	Comprehensive	Retained	Stockholders’
thousands)	Stock	Capital	Stock	Income (Loss)	Earnings	Equity

Balance at July 31, 2008	322,600	$2,415	$(2,787)	$8	$2,444	$2,080
Components of comprehensive net income:
Net income (loss)	—	—	—	—	518	518
Other comprehensive income (loss), net of tax	—	—	—	(5)	—	(5)

Comprehensive net income (loss)						513
Issuance of common stock under employee stock plans	6,495	—	141	—	(15)	126
Restricted stock units released, net of taxes	950	(15)	21	—	(21)	(15)
Stock repurchases under stock repurchase programs	(7,383)	—	(200)	—	—	(200)
Tax benefit from employee stock option transactions	—	8	—	—	—	8
Share-based compensation	—	94	—	—	—	94
Other	—	(6)	—	—	—	(6)

Balance at April 30, 2009	322,662	$2,496	$(2,825)	$3	$2,926	$2,600

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
(In millions)	2010	2009	2010	2009
Cash flows from operating activities:
Net income	$576	$485	$622	$518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	36	36	111	105
Amortization of intangible assets	19	27	87	84
Share-based compensation	34	37	99	94
Pre-tax gain on sale of IRES (1)	—	—	(58)	—
Deferred income taxes	(39)	1	(61)	45
Tax benefit from share-based compensation plans	13	2	23	8
Excess tax benefit from share-based compensation plans	(6)	(1)	(11)	(7)
Other	5	3	15	10

Total adjustments	62	105	205	339

Changes in operating assets and liabilities:
Accounts receivable	264	170	(67)	(146)
Prepaid expenses, income taxes receivable and other assets	48	154	43	40
Accounts payable	7	25	63	40
Accrued compensation and related liabilities	51	22	13	(76)
Deferred revenue	(201)	(174)	(45)	(52)
Income taxes payable	280	150	282	137
Other liabilities	(43)	(2)	33	78

Total changes in operating assets and liabilities	406	345	322	21

Net cash provided by operating activities (1)	1,044	935	1,149	878

Cash flows from investing activities:
Purchases of available-for-sale debt securities	(1,169)	(71)	(1,719)	(138)
Sales of available-for-sale debt securities	205	28	623	292
Maturities of available-for-sale debt securities	69	3	112	27
Net change in funds held for customers’ money market funds and other cash equivalents	39	(50)	146	267
Purchases of property and equipment	(34)	(31)	(100)	(148)
Net change in customer fund deposits	(38)	50	3	(267)
Acquisitions of businesses, net of cash acquired	—	(8)	(141)	(8)
Proceeds from divestiture of business	—	—	122	—
Other	(6)	(3)	(12)	—

Net cash provided by (used in) investing activities	(934)	(82)	(966)	25

Cash flows from financing activities:
Net proceeds from issuance of common stock under stock plans	176	31	326	126
Tax payments related to issuance of restricted stock units	—	—	(20)	(15)
Purchase of treasury stock	(200)	—	(750)	(200)
Excess tax benefit from share-based compensation plans	6	1	11	7
Other	(1)	(2)	(2)	(2)

Net cash provided by (used in) financing activities	(19)	30	(435)	(84)

Effect of exchange rates on cash and cash equivalents	2	—	3	(10)

Net increase (decrease) in cash and cash equivalents	93	883	(249)	809
Cash and cash equivalents at beginning of period	337	339	679	413

Cash and cash equivalents at end of period	$430	$1,222	$430	$1,222

(1)	Because the operating cash flows of our Intuit Real Estate Solutions (IRES) discontinued operations were not material for any period presented, we have not segregated them from continuing operations on these statements of cash flows. We have presented the effect of the gain on disposal of IRES on the statement of cash flows for the nine months ended April 30, 2010. See Note 6.
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
We have included all adjustments, consisting only of normal recurring items, that we considered necessary for a fair presentation of our financial results for the interim periods presented. These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2009. Results for the three and nine months ended April 30, 2010 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2010 or any other future period.
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

Fair Value of Nonfinancial Assets and Nonfinancial Liabilities
We describe our accounting policies for the valuation of goodwill, purchased intangible assets and other long-lived assets in “Goodwill, Purchased Intangible Assets and Other Long-Lived Assets” in Note 1 to the financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2009. On August 1, 2009 we adopted the provisions of the authoritative guidance on fair value measurements for nonfinancial assets and nonfinancial liabilities that we do not recognize or disclose at fair value on a recurring basis (at least annually). These include reporting units measured at fair value in a goodwill impairment test, other nonfinancial assets or liabilities measured at fair value for impairment testing, and nonfinancial assets acquired and liabilities assumed in a business combination. In accordance with this guidance, we define fair value as the price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. As a result, we now estimate the fair values of these assets and liabilities from the perspective of a market participant rather than from an entity-specific perspective. In addition, we consider and use all valuation methods that are appropriate in estimating the fair value of these assets and liabilities. See Note 2, “Fair Value Measurements — Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis,” for information on the impact of our adoption of this guidance.
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
On August 1, 2009 we adopted authoritative guidance for the accounting and reporting of noncontrolling interests in consolidated entities and for the deconsolidation of those entities. As a result of our adoption of this guidance, we retrospectively reclassified the balances for the noncontrolling interests in SBS to stockholders’ equity for all periods presented. These balances were not significant. The expense that we recorded for the noncontrolling interest in SBS’s income was not significant compared with our consolidated financial results for any period presented and we have therefore included it in interest and other income, net in our statements of operations.
On November 1, 2009 we adopted authoritative guidance for measuring liabilities at fair value. This guidance amends the factors that should be considered in fair value measurements of liabilities when a quoted price in an active market is not available. Our adoption of this guidance had no impact on our financial position, results of operations or cash flows.
On February 1, 2010 we adopted authoritative guidance for the disclosure of fair value measurements. This guidance requires more robust disclosures about the different classes of assets and liabilities that we measure at fair value, the valuation techniques and inputs we use, the activity in Level 3 fair value measurements, and transfers between Levels 1, 2, and 3. Our adoption of this guidance had no impact on our financial position, results of operations or cash flows.
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
In loss periods, basic net loss per share and diluted net loss per share are the same since the effect of potential common shares is anti-dilutive and therefore excluded.

The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
(In millions, except per share amounts)	2010	2009	2010	2009

Numerator:
Net income from continuing operations	$576	$485	$587	$519
Net income (loss) from discontinued operations	—	—	35	(1)

Net income	$576	$485	$622	$518

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	314	322	316	322

Shares used in diluted per share amounts:
Weighted average common shares outstanding	314	322	316	322
Dilutive common equivalent shares from stock options and restricted stock awards	9	7	9	7

Dilutive weighted average common shares outstanding	323	329	325	329

Basic and diluted net income (loss) per share:
Basic net income per share from continuing operations	$1.83	$1.51	$1.86	$1.61
Basic net income (loss) per share from discontinued operations	—	—	0.11	—

Basic net income per share	$1.83	$1.51	$1.97	$1.61

Diluted net income per share from continuing operations	$1.78	$1.47	$1.80	$1.57
Diluted net income (loss) per share from discontinued operations	—	—	0.11	—

Diluted net income per share	$1.78	$1.47	$1.91	$1.57

Weighted average stock options and restricted stock units excluded from calculation due to anti-dilutive effect	7	24	13	25

Significant Customers
No customer accounted for 10% or more of total net revenue in the three or nine months ended April 30, 2010 or April 30, 2009. No customer accounted for 10% or more of total accounts receivable at April 30, 2010 or July 31, 2009.
Recent Accounting Pronouncements
ASU 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements — a Consensus of the FASB Emerging Issues Task Force”
In October 2009 the FASB issued Accounting Standards Update (ASU) 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements — a Consensus of the FASB Emerging Issues Task Force.” This update provides amendments to the criteria in ASC Topic 605, “Revenue Recognition,” for separating consideration in multiple-deliverable arrangements by establishing a selling price hierarchy. The selling price used for each deliverable will be based on vendor-specific objective evidence (VSOE) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third-party evidence is available. ASU 2009-13 also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which means that it will be effective for our fiscal year beginning August 1, 2010. We are in the process of evaluating this update and therefore have not yet determined the impact that adoption of ASU 2009-13 will have on our financial position, results of operations or cash flows.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
We measure our cash equivalents, available-for-sale debt securities and long-term debt at fair value on a recurring basis. We have classified these assets and liabilities in accordance with the fair value hierarchy. In instances where the inputs used to measure the fair value of an asset or liability fall into more than one level of the fair value hierarchy, we have classified them based on the lowest level input that is significant to the determination of the fair value.

The following table presents financial assets and financial liabilities that we measured at fair value on a recurring basis at the dates indicated.

	April 30, 2010				July 31, 2009
				Total				Total
(In millions)	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value

Assets:
Cash equivalents (1)	$509	$—	$—	$509	$893	$—	$—	$893
Available-for-sale debt securities:
Municipal bonds (2)	—	1,016	—	1,016	—	448	—	448
Municipal auction rate securities (3)	—	—	198	198	—	—	245	245
Corporate notes (2)	—	291	—	291	—	44	—	44
U.S. agency securities (2)	—	193	—	193	—	25	—	25
U.S. treasury securities (2)	—	39	—	39	—	—	—	—

Total assets	$509	$1,539	$198	$2,246	$893	$517	$245	$1,655

Liabilities:
Long-term debt (4)	$—	$1,075	$—	$1,075	$—	$1,001	$—	$1,001

(1)	$384 million included in cash and cash equivalents and $125 million included in funds held for customers on our balance sheet at April 30, 2010. $621 million included in cash and cash equivalents and $272 million included in funds held for customers on our balance sheet at July 31, 2009.

(2)	$1.4 billion included in investments and $149 million included in funds held for customers on our balance sheet at April 30, 2010. $517 million included in investments on our balance sheet at July 31, 2009.

(3)	$110 million included in investments and $88 million included in long-term investments on our balance sheet at April 30, 2010. $151 million included in investments and $94 million included in long-term investments on our balance sheet at July 31, 2009.

(4)	Carrying value on our balance sheets at April 30, 2010 and July 31, 2009 was $998 million. See Note 8.
Financial assets whose fair values we measure on a recurring basis using Level 2 inputs consist of municipal bonds, corporate notes, U.S. agency securities and U.S. treasury securities. We measure the fair values of these assets using quoted prices for similar assets or liabilities in active markets. Financial liabilities whose fair values we measure on a recurring basis using Level 2 inputs consist of long-term debt. We measure the fair value of our long-term debt based on the trading prices of the senior notes and the interest rates we could obtain for other borrowings with similar terms. See Note 8.
There were no significant transfers to or from Levels 1, 2 or 3 during the three or nine months ended April 30, 2010. The following table presents a reconciliation of activity for financial assets that we measure at fair value on a recurring basis using significant unobservable inputs (Level 3 assets) for those periods.

	Three Months	Nine Months
	Ended	Ended
	April 30,	April 30,
(In millions)	2010	2009

Beginning balance	$216	$245
Settlements at par	(18)	(47)

Ending balance	$198	$198

Financial assets whose fair values we measure on a recurring basis using Level 3 inputs consist of municipal auction rate securities. Based on the maturities of the underlying securities and the put option described below, we classified $110 million and $151 million of these securities as short-term investments and $88 million and $94 million as long-term investments on our balance sheets at April 30, 2010 and July 31, 2009. At these dates all of the municipal auction rate securities we held were rated A or better by the major credit rating agencies and 83% or more were collateralized by student loans guaranteed by the U.S. Department of Education. These securities are long-term debt instruments that are intended to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 35 days. Due to a decrease in liquidity in the global credit markets, in February 2008 auctions began failing for the municipal auction rate securities we held. Regularly scheduled auctions for these securities have generally continued to fail since that time. When these auctions initially failed, higher interest rates for many of the securities went into effect in accordance with the terms of the prospectus for each security. As of April 30, 2010, we had received all interest payments in accordance with the contractual terms of these securities.
We estimated the fair values of the municipal auction rate securities we held at April 30, 2010 based on a discounted cash flow model that we prepared. Key inputs to our discounted cash flow model included the projected future interest rates; the likely timing of principal repayments; the probability of full repayment considering guarantees by the U.S. Department of Education of the underlying student loans or insurance by other third parties; publicly available pricing data for recently issued student loan backed securities that are not subject to auctions; and the impact of the reduced liquidity for auction rate securities. The following table presents information about significant inputs to our discounted cash flow model at the dates shown:

	Inputs to Model at
	April 30,	July 31,
	2010	2009

Range of average projected future yield rates	1.96% - 3.50%	0.63% - 3.78%

Range of overall discount rates used in model (like-kind security yield rate plus illiquidity factor)	1.57% - 1.82%	1.61% - 1.86%

Like-kind security yield rate	0.32%	0.36%

Range of illiquidity factors	125 - 150 bps	125 - 150 bps

Expected holding period in years	7	7
Using our discounted cash flow model we determined that the fair values of the municipal auction rate securities we held at April 30, 2010 were approximately equal to their par values. As a result, we recorded no decrease in the fair values of those securities for the three or nine months then ended. We do not intend to sell our municipal auction rate securities and it is not more likely than not that we will be required to sell them before recovery at par, which may be at maturity.
On November 4, 2008 we accepted an offer from UBS AG (UBS), one of the broker-dealers for our municipal auction rate securities, that gives us the option to sell UBS a total of $110 million in municipal auction rate securities at par value at any time during a two-year period beginning June 30, 2010. The put option also gives UBS the discretion to buy any or all of these securities from us at par value at any time. To date UBS has not purchased any of these securities from us. We chose not to elect the fair value option for the put option at the time we accepted the UBS offer. We accounted for the put option at its cost of zero on November 4, 2008, the date that we entered into the agreement, because we considered the value of the securities subject to the put option to be substantially equal to their par values at that date. The put option is considered to be a separate and freestanding financial instrument between UBS and Intuit because it is non-transferable and could not be attached to the related auction rate securities if they were to be sold to a third party. Since the put option is freestanding, we did not consider the option when estimating the fair value of the UBS auction rate securities we held at April 30, 2010 and July 31, 2009. We currently intend to exercise our option to sell UBS all of these municipal auction rate securities at par value in accordance with the terms of the offer within the next twelve months.
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

	April 30, 2010		July 31, 2009
	Amortized		Amortized
(In millions)	Cost	Fair Value	Cost	Fair Value
Classification on balance sheets:
Cash and cash equivalents	$430	$430	$679	$679
Investments	1,499	1,499	666	668
Funds held for customers	274	275	272	272
Long-term investments	92	92	97	97

Total cash and cash equivalents, investments and funds held for customers	$2,295	$2,296	$1,714	$1,716

The following table summarizes our cash and cash equivalents, investments and funds held for customers by investment category at the dates indicated.

	April 30, 2010		July 31, 2009
	Amortized		Amortized
(In millions)	Cost	Fair Value	Cost	Fair Value
Type of issue:
Total cash and cash equivalents	$555	$555	$951	$951
Available-for-sale debt securities:
Municipal bonds	1,015	1,016	447	448
Municipal auction rate securities	198	198	245	245
Corporate notes	291	291	43	44
U.S. agency securities	193	193	25	25
U.S. treasury securities	39	39	—	—

Total available-for-sale debt securities	1,736	1,737	760	762
Other long-term investments	4	4	3	3

Total cash and cash equivalents, investments and funds held for customers	$2,295	$2,296	$1,714	$1,716

We use the specific identification method to compute gains and losses on investments. We include realized gains and losses on our available-for-sale debt securities in interest and other income, net in our statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the three and nine months ended April 30, 2010 and April 30, 2009 were not significant. We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income in the stockholders’ equity section of our balance sheets. Gross unrealized gains and losses on our available-for-sale debt securities at April 30, 2010 and July 31, 2009 were not significant.
We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held at April 30, 2010 were not other-than-temporarily impaired. While certain available-for-sale debt securities have fair values that are below cost, we do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery at par, which may be at maturity. The unrealized losses at April 30, 2010 are due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with the specific securities.
The following table summarizes our available-for-sale debt securities classified by the stated maturity date of the security at the dates indicated.

	April 30, 2010		July 31, 2009
	Amortized		Amortized
(In millions)	Cost	Fair Value	Cost	Fair Value

Due within one year	$366	$367	$185	$186
Due within two years	475	475	159	160
Due within three years	39	39	5	5
Due after three years	856	856	411	411

Total available-for-sale debt securities	$1,736	$1,737	$760	$762

Available-for-sale debt securities due after three years in the table above included $198 million and $230 million in municipal auction rate securities at April 30, 2010 and July 31, 2009, of which $110 million and $136 million were subject to the UBS put option that is effective in June 2010. See Note 2. Of the remaining available-for-sale debt securities, 97% had an interest reset date, put date or mandatory call date within two years of those dates.
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

The components of comprehensive net income, net of income taxes, were as shown in the following table for the periods indicated.

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
(In millions)	2010	2009	2010	2009

Net income	$576	$485	$622	$518
Components of other comprehensive income:
Changes in net unrealized gains (losses) on investments, net of reclassification adjustment for realized gains (losses), net of income taxes	—	10	—	—
Foreign currency translation adjustment, net of income taxes	3	1	4	(5)

Total other comprehensive income (loss), net of income taxes	3	11	4	(5)

Comprehensive net income, net of income taxes	$579	$496	$626	$513

Income tax provision (benefit) netted against total other comprehensive income (loss)	$1	$7	$1	$(3)

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
We determined that IRES became a discontinued operation in the second quarter of fiscal 2010. We have therefore segregated the net assets and operating results of IRES from continuing operations on our balance sheets and in our statements of operations for all periods prior to the sale. Assets held for sale at July 31, 2009 consisted primarily of goodwill. Because IRES operating cash flows were not material for any period presented, we have not segregated them from continuing operations on our statements of cash flows. We have presented the effect of the net gain on disposal of IRES in net income from discontinued operations on our statements of cash flows for the nine months ended April 30, 2010.
Net revenue and net income (loss) from IRES discontinued operations were as shown in the following table for the periods indicated.

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
(In millions)	2010	2009	2010	2009

Net revenue from discontinued operations	$—	$18	$33	$55

Net income (loss) from discontinued operations
Net loss from discontinued operations	$—	$—	$—	$(1)
Net gain on disposal of discontinued operations	—	—	35	—

Total net income (loss) from discontinued operations	$—	$—	$35	$(1)

7. Current Liabilities
Unsecured Revolving Credit Facility
On March 22, 2007 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on March 22, 2012. Advances under the credit facility will accrue interest at rates that are equal to, at our election, either Citibank’s base rate or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.18% to 0.575% based on our senior debt credit ratings. The applicable interest rate will be increased by 0.05% for any period in which the total principal amount of advances and letters of credit under the credit facility exceeds $250 million. The agreement includes covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 and a ratio of annual EBITDA to interest payable of not less than 3.00 to 1.00. We were in compliance with these covenants at April 30, 2010. We may use amounts borrowed under this credit facility for general corporate purposes or for future acquisitions or expansion of our business. To date we have not borrowed under this credit facility.

Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

	April 30,	July 31,
(In millions)	2010	2009

Reserve for product returns	$53	$22
Reserve for rebates	36	30
Interest payable	7	21
Executive deferred compensation plan	44	37
Current portion of license fee payable	10	10
Other	37	33

Total other current liabilities	$187	$153

The balances of several of our other current liabilities, particularly our reserves for product returns and rebates, are affected by the seasonality of our business. See Note 1, “Seasonality.”
8. Long-Term Obligations
Senior Unsecured Notes
On March 12, 2007 we issued $500 million of 5.40% senior unsecured notes due on March 15, 2012 and $500 million of 5.75% senior unsecured notes due on March 15, 2017 (together, the Notes), for a total principal amount of $1 billion. The Notes are redeemable by Intuit at any time, subject to a make-whole premium. We paid $56 million in cash for interest on the Notes during the nine months ended April 30, 2010 and April 30, 2009. Based on the trading prices of the Notes at April 30, 2010 and July 31, 2009 and the interest rates we could obtain for other borrowings with similar terms at those dates, the estimated fair value of the Notes at those dates was approximately $1.1 billion and $1.0 billion.
Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

	April 30,	July 31,
(In millions)	2010	2009

Total license fee payable	$74	$71
Total deferred rent	62	64
Long-term deferred revenue	27	20
Long-term income tax liabilities	17	48
Other	3	4

Total long-term obligations	183	207
Less current portion (included in other current liabilities)	(19)	(20)

Long-term obligations due after one year	$164	$187

9. Income Taxes
Effective Tax Rate
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and other taxable items. Our effective tax rate for the three months ended April 30, 2010 was approximately 34%. In that quarter we recorded discrete tax benefits that were primarily related to foreign tax credit benefits associated with the distribution of profits from our non-U.S. subsidiaries and our plans to indefinitely reinvest substantially all remaining non-U.S. earnings in support of our international expansion plans. Excluding those discrete tax benefits, our effective tax rate for that period was approximately 37%. This differed from the federal statutory rate of 35% primarily due to state income taxes, which were partially offset by the benefit we received from the domestic production activities deduction and federal and state research and experimentation credits. Our effective tax rate for the three months ended April 30, 2009 was approximately 36% and did not differ significantly from the federal statutory rate of 35%. State income taxes were partially offset by the benefit we received from the domestic production activities deduction and federal and state research and experimentation credits.
Our effective tax rate for the nine months ended April 30, 2010 was approximately 34%. In that period we recorded discrete tax benefits as described above. Excluding those discrete tax benefits, our effective tax rate for that period was approximately 37%. This differed from the federal statutory rate of 35% primarily due to state income taxes, which were partially offset by the benefit we received from the domestic production activities deduction and federal and state research and experimentation credits. Our effective tax rate for the nine months ended April 30, 2009 was approximately 33%. Excluding discrete tax benefits primarily related to a favorable agreement we entered into with a tax authority with respect to tax years ended prior to fiscal 2009 and the retroactive reinstatement of the federal research and experimentation credit, our effective tax rate for that period was approximately 36% and did not differ significantly from the federal statutory rate of 35%. State income taxes were partially offset by the benefit we received from the domestic production activities deduction and the federal and state research and experimentation credits.
Unrecognized Tax Benefits and Other Considerations
The total amount of our unrecognized tax benefits at July 31, 2009 was $40 million. Net of related deferred tax assets, unrecognized tax benefits were $33 million at that date. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $28 million. The recognition of the balance of these net benefits would result in an increase to stockholders’ equity of $5 million. There were no material changes to these amounts during the three and nine months ended April 30, 2010. We do not believe that it is reasonably possible that there will be a significant increase or decrease in unrecognized tax benefits over the next 12 months.
10. Stockholders’ Equity
Stock Repurchase Programs
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. We repurchased 24.6 million shares for $750 million under these programs during the nine months ended April 30, 2010 and 7.4 million shares for $200 million under these programs during the nine months ended April 30, 2009. At April 30, 2010, we had authorization from our Board of Directors to expend up to an additional $150 million for stock repurchases through November 20, 2012.
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

Stock Option Activity
A summary of activity under all share-based compensation plans for the nine months ended April 30, 2010 was as follows:

		Options Outstanding
			Weighted
			Average
	Shares		Exercise
	Available	Number	Price
(Shares in thousands)	for Grant	of Shares	Per Share

Balance at July 31, 2009	8,086	45,674	$26.00
Additional shares authorized	9,000	—	—
Options assumed and converted in connection with business combinations	—	372	3.08
Options granted	(1,653)	1,653	30.60
Restricted stock units granted	(1,148)	—	—
Options exercised	—	(12,984)	23.74
Options canceled or expired (1)	1,906	(2,380)	29.62
Restricted stock units forfeited (1)	1,004	—	—

Balance at April 30, 2010	17,195	32,335	$26.61

Exercisable at April 30, 2010		21,684	$25.74

(1)	Stock options and restricted stock units canceled, expired or forfeited under our 2005 Equity Incentive Plan are returned to the pool of shares available for grant. Stock options and restricted stock units canceled, expired or forfeited under older expired plans are not returned to the pool of shares available for grant.
Restricted Stock Unit Activity
A summary of restricted stock unit activity for the nine months ended April 30, 2010 was as follows:

	Restricted Stock Units
		Weighted
		Average
	Number	Grant Date
(Shares in thousands)	of Shares	Fair Value

Nonvested at July 31, 2009	9,398	$27.06
Granted	1,148	30.36
Restricted stock granted in connection with business combinations	231	29.14
Vested	(2,113)	29.34
Forfeited	(1,006)	26.42

Nonvested at April 30, 2010	7,658	$27.08

Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded for the periods shown.

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
(In millions, except per share amounts)	2010	2009	2010	2009

Cost of product revenue	$—	$—	$1	$1
Cost of service and other revenue	2	2	6	5
Selling and marketing	11	12	30	32
Research and development	10	11	30	27
General and administrative	11	11	31	26
Discontinued operations	—	1	1	3

Total share-based compensation expense	34	37	99	94
Income tax benefit	(12)	(13)	(35)	(33)

Decrease in net income	$22	$24	$64	$61

Decrease in net income per share:
Basic	$0.07	$0.07	$0.20	$0.19

Diluted	$0.07	$0.07	$0.20	$0.18

At April 30, 2010, there was $180 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans which we expect to recognize as expense in the future. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 1.8 years.
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
The following table shows our financial results by reportable segment for the periods indicated. Results for our Other Businesses segment have been adjusted for all periods presented to exclude results for our Intuit Real Estate Solutions business, which became a discontinued operation in the second quarter of fiscal 2010. See Note 6.

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
(In millions)	2010	2009	2010	2009
Net revenue:
Financial Management Solutions	$164	$142	$452	$444
Employee Management Solutions	103	91	305	274
Payment Solutions	79	74	233	215
Consumer Tax	871	777	1,109	978
Accounting Professionals	205	179	351	333
Financial Institutions	94	78	258	229
Other Businesses	91	76	210	179

Total net revenue	$1,607	$1,417	$2,918	$2,652

Operating income:
Financial Management Solutions	$44	$22	$106	$89
Employee Management Solutions	63	55	180	161
Payment Solutions	15	11	50	23
Consumer Tax	705	634	764	659
Accounting Professionals	167	140	229	206
Financial Institutions	27	18	64	49
Other Businesses	38	38	63	61

Total segment operating income	1,059	918	1,456	1,248
Unallocated corporate items:
Share-based compensation expense	(34)	(36)	(98)	(91)
Other common expenses	(122)	(92)	(357)	(279)
Amortization of purchased intangible assets	(5)	(15)	(43)	(44)
Acquisition related charges	(10)	(10)	(31)	(33)

Total unallocated corporate items	(171)	(153)	(529)	(447)

Total operating income from continuing operations	$888	$765	$927	$801

13. Subsequent Event
Acquisition of Medfusion, Inc.
On May 21, 2010 we acquired privately held Medfusion, Inc. for approximately $91 million in cash. Medfusion is a provider of online patient-to-provider communication services and became part of our Other Businesses segment. We acquired Medfusion to expand our online healthcare offerings in support of our Connected Services strategy.
We will include Medfusion’s results of operations in our consolidated results of operations from the date of acquisition. Medfusion’s results of operations for periods prior to the date of acquisition were not material when compared with our consolidated results of operations.

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
Executive Overview
This overview provides a high level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important in order to understand our financial results for the first nine months of fiscal 2010 as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Quarterly Report on Form 10-Q.
About Intuit
Intuit is a leading provider of business and financial management solutions for small and medium-sized businesses, consumers, accounting professionals and financial institutions. We organize our portfolio of businesses into four principal categories — Small Business Group, Tax, Financial Institutions and Other Businesses. These categories include seven financial reporting segments.
Small Business Group: This category includes three segments — Financial Management Solutions, Employee Management Solutions, and Payment Solutions.
•	Our Financial Management Solutions segment includes QuickBooks financial and business management software and services; technical support; financial supplies; and Intuit Websites, providing Web site design and hosting services for small and medium-sized businesses.

•	Our Employee Management Solutions segment provides payroll products and services for small businesses.

•	Our Payment Solutions segment provides merchant services for small businesses, including credit and debit card processing, electronic check conversion and automated clearing house services.

Tax: This category also includes two segments — Consumer Tax and Accounting Professionals.
•	Our Consumer Tax segment includes TurboTax income tax preparation products and services for consumers and small businesses.

•	Our Accounting Professionals segment includes ProSeries and Lacerte professional tax products and services. This segment also includes QuickBooks Premier Accountant Edition and the QuickBooks ProAdvisor Program for accounting professionals.
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
Overview of Financial Results
Total net revenue for the first nine months of fiscal 2010 was $2.9 billion, an increase of 10% compared with the same period of fiscal 2009. Revenue was higher in all of our business segments. Consumer Tax segment revenue increased $131 million or 13% due to growth in TurboTax Online units. Operating income increased 16% in the first nine months of fiscal 2010 compared with the same period of fiscal 2009. Cost of service and other revenue as a percentage of related revenue was slightly lower in the fiscal 2010 period due to unit growth in TurboTax Online. Higher operating expenses included higher expenses for incentive compensation that are directly related to our financial results, the addition of operating expenses for acquired businesses, and changes in the market value of executive deferred compensation plan liabilities. Net income from continuing operations increased 13% in the first nine months of fiscal 2010 compared with the same period of fiscal 2009. Partially offsetting the increase in operating income, interest expense was higher in the 2010 period. Due to all of the foregoing factors, diluted net income per share from continuing operations of $1.80 for the first nine months of fiscal 2010 grew 15% compared with the same period of fiscal 2009.
We ended the first nine months of fiscal 2010 with cash, cash equivalents and investments totaling $1.9 billion, including $110 million in municipal auction rate securities. We also held $88 million in municipal auction rate securities that we classified as long-term investments at that date. In the first nine months of fiscal 2010 we generated cash from operations, from the issuance of common stock under employee stock plans, and from the sale of our Intuit Real Estate Solutions business. During the same period we used cash for net purchases of investments, for the repurchase of shares of our common stock under our stock repurchase programs, for the acquisition of Mint, and for capital expenditures. At April 30, 2010, we had authorization from our Board of Directors to expend up to an additional $150 million for stock repurchases through November 20, 2012.

Critical Accounting Policies and Estimates
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2009 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Except for the changes to our critical accounting policies and estimates discussed below, we believe that there were no significant changes in those critical accounting policies and estimates during the first nine months of fiscal 2010. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit and Risk Committee of our Board of Directors.
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
Goodwill — Impairment Assessments
As discussed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2009, in the absence of indicators of impairment we test goodwill for impairment annually during our fourth fiscal quarter. As part of that test, we compare the estimated fair value of each reporting unit to its carrying value. We determine the estimated fair value of each reporting unit based on a weighted combination of income and market approaches. We describe the estimates, judgments and assumptions we make in connection with goodwill impairment assessments under “Goodwill, Purchased Intangible Assets and Other Long-Lived Assets” in Note 1 to the financial statements in Item 8 of that report and “Goodwill, Purchased Intangible Assets and Other Long-Lived Assets — Impairment Assessments” in the Critical Accounting Policies and Estimates section in Item 7 of that Form 10-K.

In the fourth quarter of fiscal 2009 we performed our annual goodwill impairment test. The estimated fair values of all of our reporting units exceeded their carrying values and we concluded that they were not impaired. While we concluded that the estimated fair values of all of our reporting units substantially exceeded their carrying values, the estimated fair value of our Financial Institutions reporting unit exceeded its carrying value of $1.1 billion by approximately 5%. In the course of estimating the fair value of that reporting unit, we considered the extent to which it was consistently meeting or exceeding internal financial expectations and key business milestones, and the extent to which it was consistently meeting or exceeding the financial performance of similar lines of business within comparable companies. After considering these additional factors, we concluded that it was more likely than not that our Financial Institutions reporting unit would not be impaired in the future. Since that time, there have been no indicators of impairment for this reporting unit.
For all of our reporting units, estimates of fair value can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. The recent global economic downturn has caused significant disruptions in global financial markets and in the banking and financial services industry. Potential events or circumstances that could reasonably be expected to negatively affect the key assumptions we used in estimating the fair value of our Financial Institutions reporting unit include the consolidation or failure of financial institutions, which may result in a smaller market for our products and services and may cause us to lose relationships with key customers, and cost-cutting efforts by financial institutions, which may cause us to lose current or potential customers or achieve less revenue per customer. If the estimated fair value of our Financial Institutions reporting unit declines due to any of these factors, we may be required to record future goodwill impairment charges.
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

Results of Operations
Financial Overview

					YTD	YTD
	Q3	Q3	$	%	Q3	Q3	$	%
(Dollars in millions, except per share amounts)	FY10	FY09	Change	Change	FY10	FY09	Change	Change

Total net revenue	$1,607	$1,417	$190	13%	$2,918	$2,652	$266	10%
Operating income from continuing operations	888	765	123	16%	927	801	126	16%
Net income from continuing operations	576	485	91	19%	587	519	68	13%
Diluted net income per share from continuing operations	$1.78	$1.47	$0.31	21%	$1.80	$1.57	$0.23	15%
Current Fiscal Quarter
Total net revenue increased $190 million or 13% in the third quarter of fiscal 2010 compared with the same quarter of fiscal 2009. In our Small Business Group, Financial Management Solutions segment revenue increased 16% due to higher average selling prices in our QuickBooks desktop business and growth in Intuit Websites and QuickBooks Online customers. Employee Management Solutions segment revenue increased 13% due to growth in the customer base that was driven by our July 2009 acquisition of PayCycle. Payment Solutions segment revenue increased 8% due to growth in the merchant customer base and a slight increase in charge volume per merchant. In our Tax businesses, Consumer Tax segment revenue increased 12% due to growth in TurboTax Online units. Accounting Professionals segment revenue increased 15% as we recognized about $9 million in revenue that we deferred from the second quarter to the third quarter of fiscal 2010 due to changes in our product and service offerings. Financial Institutions segment revenue increased 21% due to growth in bill-pay end users and a new seasonal offering, TurboTax for Online Banking. Other Businesses segment revenue increased 20% due to a favorable currency impact in our Canadian business.
Operating income from continuing operations increased $123 million or 16% in the third quarter of fiscal 2010 compared with the same quarter of fiscal 2009. Total costs and expenses were $67 million higher in the fiscal 2010 quarter. Total costs and expenses in the third quarter of fiscal 2010 increased about $27 million due to higher incentive compensation expenses that are directly related to our financial results and about $12 million due to operating expenses for PayCycle and Mint. See “Cost of Revenue” and “Operating Expenses” later in this Item 2 for more information.
Net income from continuing operations increased $91 million or 19% in the third quarter of fiscal 2010 compared with the same quarter of fiscal 2009 due to the increase in operating income discussed above and discrete tax benefits that lowered our effective tax rate to approximately 34% in the third quarter of fiscal 2010. Our effective tax rate was approximately 36% in the third quarter of fiscal 2009. See “Income Taxes” later in this Item 2 for more information about our effective tax rates for these periods.
Due to all of the foregoing factors, diluted net income per share from continuing operations of $1.78 in the third quarter of fiscal 2010 increased 21% compared with $1.47 in the same quarter of fiscal 2009.
Fiscal Year to Date
Total net revenue increased $266 million or 10% in the first nine months of fiscal 2010 compared with the same period of fiscal 2009. In our Small Business Group, Financial Management Solutions segment revenue increased 2% due to strength in Intuit Websites. Employee Management Solutions segment revenue increased 11% due to growth in the customer base that was driven by our July 2009 acquisition of PayCycle. Payment Solutions segment revenue increased 9% due to growth in the merchant customer base, partially offset by lower transaction volume per merchant. In our Tax businesses, Consumer Tax segment revenue increased 13% due to 18% growth in TurboTax Online units. Accounting Professionals segment revenue grew 5% due to price increases. Financial Institutions segment revenue increased 13% due to growth in bill-pay end users and transaction volumes; higher FinanceWorks revenue; and a new seasonal offering, TurboTax for Online Banking. Other Businesses segment revenue increased 17% due to higher Quicken revenue and a favorable currency impact in our Canadian business.
Operating income from continuing operations increased $126 million or 16% in the first nine months of fiscal 2010 compared with the same period of fiscal 2009. Total costs and expenses were $140 million higher in the fiscal 2010 period. Total costs and expenses in the first nine months of fiscal 2010 increased about $21 million due to higher cost of revenue associated with higher revenue; about $30 million due to higher incentive compensation expenses that are directly related to our financial performance; about $29 million due to operating expenses for PayCycle and Mint; and a total of about $15 million for changes in the market value of executive deferred compensation plan liabilities. See “Cost of Revenue” and “Operating Expenses” later in this Item 2 for more information.
Net income from continuing operations increased $68 million or 13% in the first nine months of fiscal 2010 compared with the same period of fiscal 2009. Partially offsetting the increase in operating income discussed above, interest expense was $10 million higher in the fiscal 2010 period due to factors described in “Interest Expense” later in this Item 2.
Due to all of the foregoing factors, diluted net income per share from continuing operations of $1.80 in the first nine months of fiscal 2010 increased 15% compared with $1.57 in the same period of fiscal 2009.
Business Segment Results
The information below is organized in accordance with our seven reportable business segments. Results for our Other Businesses segment have been adjusted for all periods presented to exclude results for our Intuit Real Estate Solutions business, which became a discontinued operation in the second quarter of fiscal 2010. See Note 6 to the financial statements in Part 1, Item 1 of this report for more information.
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. See “Executive Overview — Seasonality and Trends” earlier in this Item 2 for a description of the seasonality of our business. Segment expenses do not include certain costs, such as corporate selling and marketing, product development, and general and administrative expenses and share-based compensation expenses, which are not allocated to specific segments. These unallocated costs totaled $156 million and $128 million in the third quarter of fiscal 2010 and 2009 and $455 million and $370 million in the first nine months of fiscal 2010 and 2009. Unallocated costs increased in the first nine months of fiscal 2010 compared with the same period of fiscal 2009 due to increases in corporate selling and marketing expenses in support of the growth of our businesses.
Segment expenses also do not include amortization of purchased intangible assets and acquisition-related charges. See Note 12 to the financial statements in Part I, Item 1 of this report for reconciliations of total segment operating income or loss to consolidated operating income or loss for each fiscal period presented.
We calculate revenue growth rates and segment operating margin figures using dollars in thousands. Those results may vary from figures calculated using the presented dollars in millions.

Financial Management Solutions

				YTD	YTD
	Q3	Q3%		Q3	Q3%
(Dollars in millions)	FY10	FY09	Change	FY10	FY09	Change

Product revenue	$103	$92		$288	$298
Service and other revenue	61	50		164	146

Total segment revenue	$164	$142	16%	$452	$444	2%

% of total revenue	10%	10%		16%	17%

Segment operating income	$44	$22	99%	$106	$89	18%

% of related revenue	27%	16%		23%	20%
Financial Management Solutions (FMS) product revenue is derived primarily from QuickBooks desktop software products and financial supplies such as paper checks, envelopes, invoices, business cards and business stationery. Financial Management Solutions service and other revenue is derived primarily from QuickBooks Online; QuickBooks support plans; Intuit Websites, which provides Web site design and hosting services for small and medium-sized businesses; and royalties from small business online services.
FMS total net revenue increased $22 million or 16% in the third quarter of fiscal 2010 compared with the third quarter of fiscal 2009. About half of this increase occurred in our QuickBooks desktop business, where higher average selling prices more than offset a 3% decline in total paid QuickBooks software units. Average selling prices were higher in the fiscal 2010 quarter because we offered fewer promotional discounts compared with the same quarter of fiscal 2009. Intuit Websites and QuickBooks Online customer growth also contributed to higher revenue in the fiscal 2010 quarter. FMS total net revenue increased $8 million or 2% in the first nine months of fiscal 2010 compared with the same period of fiscal 2009, driven by strength in Intuit Websites.
FMS segment operating income as a percentage of related revenue increased in the first nine months of fiscal 2010 compared with the same period of fiscal 2009. Operating income was higher in the fiscal 2010 period due to the increase in revenue described above, partially offset by higher cost of revenue and customer service expenses associated with growth in Intuit Websites. In addition, operating income benefited from decreases of about $14 million in staffing expenses and about $8 million in advertising and other marketing program expenses in the fiscal 2010 period.
Employee Management Solutions

				YTD	YTD
	Q3	Q3%		Q3	Q3%
(Dollars in millions)	FY10	FY09	Change	FY10	FY09	Change

Product revenue	$61	$61		$181	$176
Service and other revenue	42	30		124	98

Total segment revenue	$103	$91	13%	$305	$274	11%

% of total revenue	6%	6%		10%	10%

Segment operating income	$63	$55	14%	$180	$161	12%

% of related revenue	61%	61%		59%	59%

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
EMS total net revenue increased $12 million or 13% in the third quarter of fiscal 2010 and $31 million or 11% in the first nine months of fiscal 2010 compared with the same periods of fiscal 2009. Revenue was higher in the fiscal 2010 periods due to a 10% increase in the customer base that was driven by our July 2009 acquisition of PayCycle.
EMS segment operating income as a percentage of related revenue was flat in the third quarter and first nine months of fiscal 2010 compared with the same periods of fiscal 2009. Higher revenue was offset by higher costs and expenses due to our acquisition of PayCycle.
Payment Solutions

				YTD	YTD
	Q3	Q3%		Q3	Q3%
(Dollars in millions)	FY10	FY09	Change	FY10	FY09	Change

Product revenue	$8	$8		$24	$22
Service and other revenue	71	66		209	193

Total segment revenue	$79	$74	8%	$233	$215	9%

% of total revenue	5%	5%		8%	8%

Segment operating income	$15	$11	44%	$50	$23	121%

% of related revenue	19%	14%		21%	10%
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
Payment Solutions total net revenue increased $5 million or 8% in the third quarter of fiscal 2010 and $18 million or 9% in the first nine months of fiscal 2010 compared with the same periods of fiscal 2009, driven by 16% growth in the merchant customer base. Transaction volume per merchant was up 1% in the third quarter of fiscal 2010, the first increase since the third quarter of fiscal 2008. Transaction volume per merchant declined 3% in the first nine months of fiscal 2010 compared with the same period of fiscal 2009.
Payment Solutions segment operating income as a percentage of related revenue increased in the third quarter and first nine months of fiscal 2010 compared with the same periods of fiscal 2009. In the first nine months of fiscal 2010, operating income was higher due to the increase in revenue described above and decreases of about $6 million in facilities expenses and about $4 million in staffing expenses.

Consumer Tax

				YTD	YTD
	Q3	Q3%		Q3	Q3%
(Dollars in millions)	FY10	FY09	Change	FY10	FY09	Change

Product revenue	$178	$158		$268	$252
Service and other revenue	693	619		841	726

Total segment revenue	$871	$777	12%	$1,109	$978	13%

% of total revenue	54%	55%		38%	37%

Segment operating income	$705	$634	11%	$764	$659	16%

% of related revenue	81%	82%		69%	67%
Consumer Tax product revenue is derived primarily from TurboTax federal and state consumer and small business desktop tax return preparation software. Consumer Tax service and other revenue is derived primarily from TurboTax Online tax return preparation services and electronic tax filing services.
Consumer Tax total net revenue increased $131 million or 13% in the first nine months of fiscal 2010 compared with the same period of fiscal 2009. Total federal TurboTax units were up 11% and TurboTax Online federal units grew 18% in the fiscal 2010 period. Online federal units represented more than 70% of total federal TurboTax units for the 2009 consumer tax season.
Consumer Tax segment operating income as a percentage of related revenue increased in the first nine months of fiscal 2010 compared with the same period of fiscal 2009 because operating expenses increased at a lower rate than revenue in the 2010 period.
Accounting Professionals

				YTD	YTD
	Q3	Q3%		Q3	Q3%
(Dollars in millions)	FY10	FY09	Change	FY10	FY09	Change

Product revenue	$145	$155		$283	$305
Service and other revenue	60	24		68	28

Total segment revenue	$205	$179	15%	$351	$333	5%

% of total revenue	13%	13%		12%	12%

Segment operating income	$167	$140	19%	$229	$206	11%

% of related revenue	81%	78%		65%	62%
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
Accounting Professionals total net revenue for the first nine months of fiscal 2010 increased $18 million or 5% compared with the same period of fiscal 2009 due to price increases. Accounting Professionals total net revenue increased 15% in the third quarter of fiscal 2010 compared with the same quarter of fiscal 2009. About $9 million in

Accounting Professionals revenue shifted from the second quarter of fiscal 2010 to the third quarter of fiscal 2010, primarily due to changes in our product and service offerings.
Accounting Professionals segment operating income as a percentage of related revenue increased in the first nine months of fiscal 2010 compared with the same period of fiscal 2009 due to operating efficiencies achieved in the product development and customer support functions in the fiscal 2010 period.
Financial Institutions

				YTD	YTD
	Q3	Q3%		Q3	Q3%
(Dollars in millions)	FY10	FY09	Change	FY10	FY09	Change

Product revenue	$—	$—		$—	$—
Service and other revenue	94	78		258	229

Total segment revenue	$94	$78	21%	$258	$229	13%

% of total revenue	6%	6%		9%	9%

Segment operating income	$27	$18	50%	$64	$49	31%

% of related revenue	29%	23%		25%	22%
Financial Institutions service and other revenue is derived primarily from outsourced online banking software products that are hosted in our data centers and delivered as on-demand service offerings to banks and credit unions by our Digital Insight business.
Financial Institutions total net revenue increased $16 million or 21% in the third quarter of fiscal 2010 and $29 million or 13% in the first nine months of fiscal 2010 compared with the same periods of fiscal 2009. Revenue growth in the third quarter of fiscal 2010 was driven by an increase in bill pay end users and by a new seasonal offering, TurboTax for Online Banking, which accounted for about 12 points of the revenue growth in that quarter. Revenue growth in the first nine months of fiscal 2010 was driven by a 16% increase in bill-pay end users, higher bill-pay transaction volumes, growth in FinanceWorks revenue and the introduction of TurboTax for Online Banking.
Financial Institutions segment operating income as a percentage of related revenue increased in the third quarter and first nine months of fiscal 2010 compared with the same periods of fiscal 2009 due to higher revenue partially offset by higher operating expenses.
Other Businesses

				YTD	YTD
	Q3	Q3%		Q3	Q3%
(Dollars in millions)	FY10	FY09	Change	FY10	FY09	Change

Product revenue	$69	$60		$147	$132
Service and other revenue	22	16		63	47

Total segment revenue	$91	$76	20%	$210	$179	17%

% of total revenue	6%	5%		7%	7%

Segment operating income	$38	$38	1%	$63	$61	4%

% of related revenue	42%	50%		30%	34%

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
Other Businesses total net revenue increased $15 million or 20% in the third quarter of fiscal 2010 and $31 million or 17% in the first nine months of fiscal 2010 compared with the same periods of fiscal 2009. Revenue increased in the third quarter of fiscal 2010 due to a favorable foreign currency impact in our Canadian business. Revenue increased in the first nine months of fiscal 2010 due to 16% higher Quicken revenue that was driven by higher unit sales and a favorable foreign currency impact in our Canadian business. The weaker U.S. dollar accounted for approximately 13 percentage points of Other Businesses segment revenue growth in the third quarter of fiscal 2010 and approximately seven percentage points of Other Businesses segment revenue growth in the first nine months of fiscal 2010 compared with the same periods of fiscal 2009.
Other Businesses segment operating income as a percentage of related revenue decreased in the third quarter and first nine months of fiscal 2010 compared with the same periods of fiscal 2009. Higher revenue in the fiscal 2010 periods was offset by higher costs and expenses associated with our November 2009 acquisition of Mint and by our continued investment in emerging market opportunities. Canadian costs and expenses were also higher in the 2010 periods due to the weaker U.S. dollar.
Cost of Revenue

		% of		% of	YTD	% of	YTD	% of
	Q3	Related	Q3	Related	Q3	Related	Q3	Related
(Dollars in millions)	FY10	Revenue	FY09	Revenue	FY10	Revenue	FY09	Revenue

Cost of product revenue	$34	6%	$34	6%	$117	10%	$122	10%
Cost of service and other revenue	118	11%	115	13%	341	20%	315	21%
Amortization of purchased intangible assets	5	n/a	15	n/a	43	n/a	44	n/a

Total cost of revenue	$157	10%	$164	12%	$501	17%	$481	18%

Cost of service and other revenue as a percentage of service and other revenue decreased in the third quarter and first nine months of fiscal 2010 compared with the same periods of fiscal 2009 due to unit growth in TurboTax Online, which has relatively lower costs of revenue compared with our other service offerings.
Amortization of purchased intangible assets decreased in the third quarter of fiscal 2010 compared with the same quarter of fiscal 2009 due to the completion of the amortization for certain Digital Insight intangible assets that we acquired in the third quarter of fiscal 2007. Amortization of purchased intangible assets for the first nine months of fiscal 2010 included a $6 million charge for the write-off of certain purchased technology that we no longer intend to use in our Financial Management Solutions segment, which partially offset this decline.

Operating Expenses

		% of		% of		% of		% of
		Total		Total	YTD	Total	YTD	Total
	Q3	Net	Q3	Net	Q3	Net	Q3	Net
(Dollars in millions)	FY10	Revenue	FY09	Revenue	FY10	Revenue	FY09	Revenue

Selling and marketing	$309	19%	$274	19%	$766	26%	$725	28%
Research and development	141	9%	130	9%	426	15%	404	15%
General and administrative	102	6%	74	5%	267	9%	208	8%
Acquisition-related charges	10	1%	10	1%	31	1%	33	1%

Total operating expenses	$562	35%	$488	34%	$1,490	51%	$1,370	52%

Current Fiscal Quarter
Total operating expenses as a percentage of total net revenue increased slightly in the third quarter of fiscal 2010 compared with the same quarter of fiscal 2009. Revenue grew $190 million and total operating expenses increased $74 million in the fiscal 2010 quarter. Total operating expenses increased about $27 million due to higher expenses for incentive compensation that are directly related to our financial results and about $12 million for the operating expenses of acquired businesses.
Fiscal Year to Date
Total operating expenses as a percentage of total net revenue decreased slightly in the first nine months of fiscal 2010 compared with the same period of fiscal 2009. Revenue grew $266 million and total operating expenses increased $120 million in the fiscal 2010 period. Total operating expenses increased about $30 million due to higher expenses for incentive compensation that are directly related to our financial results and about $29 million for the operating expenses of acquired businesses. In addition, we recorded a charge of about $6 million for increases in the market value of executive deferred compensation plan liabilities in operating expenses during the first nine months of fiscal 2010 while we recorded a benefit of about $9 million for declines in the market value of those liabilities during the same period of fiscal 2009. We record increases and decreases in the related executive deferred compensation plan assets in interest and other income, net.
Non-Operating Income and Expenses
Interest Expense
Interest expense of $46 million and $36 million for the first nine months of fiscal 2010 and 2009 consisted primarily of interest on $1 billion in senior notes that we issued in March 2007. Interest expense was about $4 million higher in the fiscal 2010 period due to imputed interest on license fees payable for technology that we acquired in May 2009. Interest expense was about $7 million lower in the fiscal 2009 period due to capitalization of interest during the construction of our Washington data center, which we began occupying in the second half of fiscal 2009.

Interest and Other Income, Net

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
(In millions)	2010	2009	2010	2009

Interest income	$2	$4	$7	$17
Net gains (losses) on executive deferred compensation plan assets	3	2	5	(10)
Other	—	—	—	4

Total interest and other income, net	$5	$6	$12	$11

The impact of lower interest rates more than offset the impact of higher average invested balances and resulted in lower interest income in the third quarter and first nine months of fiscal 2010 compared with the same periods of fiscal 2009. In accordance with generally accepted accounting principles, we record gains and losses associated with executive deferred compensation plan assets in interest and other income, net and gains and losses associated with the related liabilities in operating expenses. The amounts recorded in operating expenses generally offset the amounts recorded in interest and other income, net.
Income Taxes
Our effective tax rate for the third quarter of fiscal 2010 was approximately 34%. In that quarter we recorded discrete tax benefits that were primarily related to foreign tax credit benefits associated with the distribution of profits from our non-U.S. subsidiaries and our plans to indefinitely reinvest substantially all remaining non-U.S. earnings in support of our international expansion plans. Excluding those discrete tax benefits, our effective tax rate for that period was approximately 37%. This differed from the federal statutory rate of 35% primarily due to state income taxes, which were partially offset by the benefit we received from the domestic production activities deduction and federal and state research and experimentation credits. Our effective tax rate for the third quarter of fiscal 2009 was approximately 36% and did not differ significantly from the federal statutory rate of 35%. State income taxes were partially offset by the benefit we received from the domestic production activities deduction and the federal and state research and experimentation credits.
Our effective tax rate for the first nine months of fiscal 2010 was approximately 34%. In that period we recorded discrete tax benefits as described above. Excluding those discrete tax benefits, our effective tax rate for that period was approximately 37%. This differed from the federal statutory rate of 35% primarily due to state income taxes, which were partially offset by the benefit we received from the domestic production activities deduction and federal and state research and experimentation credits. Our effective tax rate for the first nine months of fiscal 2009 was approximately 33%. Excluding discrete tax benefits primarily related to a favorable agreement we entered into with a tax authority with respect to tax years ended prior to fiscal 2009 and the retroactive reinstatement of the federal research and experimentation credit, our effective tax rate for that period was approximately 36% and did not differ significantly from the federal statutory rate of 35%. State income taxes were partially offset by the benefit we received from the domestic production activities deduction and the federal and state research and experimentation credits.
Discontinued Operations
On January 15, 2010 we sold our Intuit Real Estate Solutions (IRES) business for approximately $128 million in cash and recorded a net gain on disposal of approximately $35 million. IRES was part of our Other Businesses segment. We have accounted for IRES as a discontinued operation and segregated its operating results from continuing operations in our statements of operations for all periods prior to the sale. IRES revenue was $18 million for the third quarter of fiscal 2009. IRES revenue was $33 million for the first nine months of fiscal 2010 and $55 million for the first nine months of fiscal 2009.

Liquidity and Capital Resources
Overview
At April 30, 2010, our cash, cash equivalents and investments totaled $1.9 billion, an increase of $582 million from July 31, 2009 due to the factors noted under “Statements of Cash Flows” below. Cash, cash equivalents and investments at April 30, 2010 included $110 million in municipal auction rate securities. At that date we also held $88 million in municipal auction rate securities that we classified as long-term investments on our balance sheet. See “Auction Rate Securities” below for more information. Our primary source of liquidity has been cash from operations, which entails the collection of accounts receivable for products and services. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, acquisitions of businesses, debt service costs and repurchases of common stock.
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
The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

	April 30,	July 31,	$	%
(Dollars in millions)	2010	2009	Change	Change

Cash, cash equivalents and investments	$1,929	$1,347	$582	43%
Long-term investments	92	97	(5)	(5%)
Long-term debt	998	998	—	0%
Working capital	1,170	884	286	32%
Ratio of current assets to current liabilities	1.8 : 1	1.8 : 1
Auction Rate Securities
At April 30, 2010, we held a total of $198 million in municipal auction rate securities. We estimate the fair values of these securities based on a discounted cash flow model that we prepare. See Note 2 to the financial statements in Part I, Item 1 for more information. Based on the maturities of the underlying securities and the put option described below, we classified $110 million of these securities as short-term investments and $88 million of these securities as long-term investments on our balance sheet at that date. All of the municipal auction rate securities we held at April 30, 2010 were rated A or better by the major credit rating agencies and 83% were collateralized by student loans guaranteed by the U.S. Department of Education. These securities are long-term debt instruments that are intended to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 35 days. Due to a decrease in liquidity in the global credit markets, in February 2008 auctions began failing for the municipal auction rate securities we held. Regularly scheduled auctions for these securities have generally continued to fail since that time. When these auctions initially failed, higher interest rates for many of the securities went into effect in accordance with the terms of the prospectus for each security. As of April 30, 2010, we had received all interest payments in accordance with the contractual terms of these securities.
On November 4, 2008 we accepted an offer from UBS AG (UBS), one of the broker-dealers for our municipal auction rate securities, that gives us the option to sell UBS a total of $110 million in municipal auction rate securities at par value at any time during a two-year period beginning June 30, 2010. The offer also gives UBS the discretion to buy any or all of these municipal auction rate securities from us at par value at any time. To date UBS has not purchased any of these securities from us. We currently intend to exercise our option to sell UBS all of these municipal auction rate securities at par value in accordance with the terms of the offer within the next twelve months. We continue to have counter-party risk associated with UBS.
Based on our expected operating cash flows and our other sources of cash, we do not believe that the reduction in liquidity of our municipal auction rate securities will have a material impact on our overall ability to meet our liquidity needs.

Statements of Cash Flows
The following table summarizes selected items from our statements of cash flows for the first nine months of fiscal 2010 and 2009. See the financial statements in Part I, Item 1 of this report for complete statements of cash flows for those periods.

	Nine Months Ended
	April 30,	April 30,	$	%
(Dollars in millions)	2010	2009	Change	Change

Net cash provided by (used in):
Operating activities	$1,149	$878	$271	31%
Investing activities	(966)	25	(991)	(3964%)
Financing activities	(435)	(84)	(351)	418%
Effect of exchange rate changes on cash	3	(10)	13	(130%)

Increase (decrease) in cash and cash equivalents	$(249)	$809

Operating Activities
During the first nine months of fiscal 2010 we generated $1.1 billion in cash from our operations. This included net income of $622 million and adjustments for depreciation and amortization of $198 million and share-based compensation expense of $99 million. Amortization expense in the first nine months of fiscal 2010 included a charge of $6 million for the write-off of certain purchased technology that we no longer intend to use in our Financial Management Solutions segment. This charge was offset by lower amortization expense due to the completion of the amortization for certain Digital Insight intangible assets that we acquired in the third quarter of fiscal 2007. Included in income taxes payable at April 30, 2010 is approximately $250 million in income taxes that we expect to pay during the fourth quarter of fiscal 2010.
During the first nine months of fiscal 2009 we generated $878 million in cash from our operations. This included net income of $518 million and adjustments for depreciation and amortization of $189 million and share-based compensation expense of $94 million.
Investing Activities
We used $966 million in cash for investing activities during the first nine months of fiscal 2010. We received a net $122 million in cash from the sale of our Intuit Real Estate Solutions business. We used $984 million in cash for net purchases of investments, $141 million in cash for acquisitions of businesses (primarily Mint Software Inc.) and $100 million in cash for capital expenditures.
Investing activities generated $25 million in cash during the first nine months of fiscal 2009. We received $181 million in cash from net sales of investments, which was partially offset by the use of $148 million in cash for capital expenditures.
Financing Activities
We used $435 million in cash for financing activities during the first nine months of fiscal 2010, including $750 million for the repurchase of common stock under our stock repurchase programs partially offset by the receipt of $326 million in cash from the issuance of common stock under employee stock plans.
We used $84 million in cash for financing activities during the first nine months of fiscal 2009, including $200 million for the repurchase of common stock under our stock repurchase programs partially offset by the receipt of $126 million in cash from the issuance of common stock under employee stock plans.
Stock Repurchase Programs
Our Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. During the first nine months of fiscal 2010 and 2009 we repurchased 24.6 million and 7.4 million shares of our common stock for $750 million and $200 million under these programs. At April 30, 2010, we had authorization from our Board of Directors to expend up to an additional $150 million for stock repurchases through November 20, 2012.
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
Acquisition of Medfusion, Inc.
On May 21, 2010 we acquired privately held Medfusion, Inc. for approximately $91 million in cash. Medfusion is a provider of online patient-to-provider communication services and became part of our Other Businesses segment.
Unsecured Revolving Credit Facility
On March 22, 2007 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on March 22, 2012. Advances under the credit facility will accrue interest at rates that are equal to, at our election, either Citibank’s base rate or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.18% to 0.575% based on our senior debt credit ratings. The applicable interest rate will be increased by 0.05% for any period in which the total principal amount of advances and letters of credit under the credit facility exceeds $250 million. The agreement includes covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 and a ratio of annual EBITDA to interest payable of not less than 3.00 to 1.00. We were in compliance with these covenants at April 30, 2010. We may use amounts borrowed under this credit facility for general corporate purposes or for future acquisitions or expansion of our business. To date we have not borrowed under the credit facility. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility. We currently believe that the credit facility will be available to us should we choose to borrow under it.
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
Off-Balance Sheet Arrangements
At April 30, 2010, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2009. Except as discussed below, there have been no significant changes in those obligations during the first nine months of fiscal 2010.

Commitments for Senior Unsecured Notes
On March 12, 2007 we issued $500 million of 5.40% senior unsecured notes due on March 15, 2012 (the 2012 Notes) and $500 million of 5.75% senior unsecured notes due on March 15, 2017 (the 2017 Notes) (together, the Notes). The Notes are redeemable by Intuit at any time, subject to a make-whole premium. Interest is payable semiannually on March 15 and September 15. At April 30, 2010, our maximum commitment for interest payments under the Notes was $255 million.
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
See Note 3 to the financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of the cost and fair value of our investments by type of issue. See Note 2 to the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” in Part I, Item 2 for a description of market events that have affected the liquidity of certain municipal auction rate securities that we held at April 30, 2010.
Interest Rate Risk
Our cash equivalents and investments are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents and investments and the fair value of those investments. Should the Federal Reserve Target Rate increase by 25 basis points from the level of April 30, 2010, the value of our investments would decrease by approximately $2 million. Should the Federal Reserve Target Rate increase by 100 basis points from the level of April 30, 2010, the value of our investments would decrease by approximately $9 million.
We are also exposed to the impact of changes in interest rates as they affect our $500 million revolving credit facility. Advances under the credit facility accrue interest at rates that are equal to Citibank’s base rate or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.18% to 0.575% based on our senior debt credit ratings. Consequently, our interest expense would fluctuate with changes in the general level of these interest rates if we were to borrow any amounts under the credit facility. At April 30, 2010, no amounts were outstanding under the credit facility.
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
Since we translate foreign currencies (primarily Canadian dollars, British pounds, Indian rupees and Singapore dollars) into U.S. dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations on our financial results has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant because our international subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of April 30, 2010, we did not engage in foreign currency hedging activities.

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

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
Stock repurchase activity during the three months ended April 30, 2010 was as follows:

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased	of Shares
			as Part of	That May Yet
	Total Number	Average	Publicly	Be Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	per Share	Plans	the Plans

February 1, 2010 through February 28, 2010	625,000	$32.24	625,000	$329,848,694

March 1, 2010 through March 31, 2010	2,725,256	$34.22	2,725,256	$236,595,461

April 1, 2010 through April 30, 2010	2,459,064	$35.22	2,459,064	$149,999,095

Total	5,809,320	$34.43	5,809,320

Notes:
1.	All shares purchased as part of publicly announced plans during the three months ended April 30, 2010 were purchased under a plan we announced on November 19, 2009 under which we are authorized to repurchase up to $600 million of our common stock from time to time over a three-year period ending on November 20, 2012.

ITEM 6
EXHIBITS
We have filed the following exhibits as part of this report:

Exhibit		Filed	Incorporated
Number	Exhibit Description	Herewith	by Reference

3.02	Bylaws of Intuit, as amended and restated effective April 28, 2010 (incorporated by reference to Exhibit 3.01 to the report on Form 8-K filed by the registrant with the Securities and Exchange Commission on April 30, 2010)		X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS*	XBRL Instance Document	X

101.SCH*	XBRL Taxonomy Extension Schema	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase	X

*	This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)
Date: May 28, 2010	By:	/s/ R. NEIL WILLIAMS
R. Neil Williams
Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Filed	Incorporated
Number	Exhibit Description	Herewith	by Reference

3.02	Bylaws of Intuit, as amended and restated effective April 28, 2010 (incorporated by reference to Exhibit 3.01 to the report on Form 8-K filed by the registrant with the Securities and Exchange Commission on April 30, 2010)		X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS*	XBRL Instance Document	X

101.SCH*	XBRL Taxonomy Extension Schema	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase	X

*	This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.