Form 10-K
period 2010-07-31
INTUIT INC
filed 2010-09-16
CIK 896878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended July 31, 2010
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of Intuit Inc. outstanding common stock held by non-affiliates of Intuit as of January 29, 2010, the last business day of our most recently completed second fiscal quarter, based on the closing price of $29.61 reported by the NASDAQ Global Select Market on that date, was $8.3 billion.
There were 317,535,557 shares of Intuit voting common stock outstanding as of August 31, 2010.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on January 19, 2011 are incorporated by reference in Part III of this Annual Report on Form 10-K.

INTUIT INC.
FISCAL 2010 FORM 10-K
INDEX

Item		Page

PART I

ITEM 1:	Business	3
ITEM 1A:	Risk Factors	17
ITEM 1B:	Unresolved Staff Comments	27
ITEM 2:	Properties	27
ITEM 3:	Legal Proceedings	27
ITEM 4:	Reserved	28

PART II

ITEM 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	28
ITEM 6:	Selected Financial Data	31
ITEM 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
ITEM 7A:	Quantitative and Qualitative Disclosures About Market Risk	57
ITEM 8:	Financial Statements and Supplementary Data	59
ITEM 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	102
ITEM 9A:	Controls and Procedures	102
ITEM 9B:	Other Information	102

PART III

ITEM 10:	Directors, Executive Officers and Corporate Governance	103
ITEM 11:	Executive Compensation	105
ITEM 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	105
ITEM 13:	Certain Relationships and Related Transactions, and Director Independence	105
ITEM 14:	Principal Accountant Fees and Services	105

PART IV

ITEM 15:	Exhibits and Financial Statement Schedules	106

	Signatures	111
EX-10.12
EX-10.13
EX-10.14
EX-10.15
EX-10.16
EX-10.17
EX-21.01
EX-23.01
EX-31.01
EX-31.02
EX-32.01
EX-32.02
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
Intuit, the Intuit logo, QuickBooks, TurboTax, Lacerte, ProSeries, Quicken and Mint, among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners.

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Please see the section entitled “Forward-Looking Statements and Risk Factors” in Item 1A of this Report for important information to consider when evaluating these statements.
PART I
ITEM 1
BUSINESS
CORPORATE BACKGROUND
General
Intuit Inc. is a leading provider of business and financial management solutions for small and medium-sized businesses, consumers, accounting professionals and financial institutions. Our flagship products and services, including QuickBooks, Quicken and TurboTax, simplify small business management and payroll processing, personal finance, and tax preparation and filing. ProSeries and Lacerte are Intuit’s leading tax preparation offerings for professional accountants. Our Intuit Financial Services business provides online banking solutions and services to banks and credit unions that help them make it easier for consumers and businesses to manage their money and pay their bills.
We had revenue of $3.5 billion in our fiscal year ended July 31, 2010, and had approximately 7,700 employees in major offices in the United States, Canada, India, the United Kingdom and other locations at that time.
Intuit was incorporated in California in March 1984. We reincorporated in Delaware and completed our initial public offering in March 1993. Our principal executive offices are located at 2700 Coast Avenue, Mountain View, California, 94043, and our main telephone number is 650-944-6000. Our corporate website, www.intuit.com, provides materials for investors and information relating to Intuit’s corporate governance. The content on any website referred to in this filing is not incorporated by reference into this filing unless expressly noted otherwise. When we refer to “we,” “our” or “Intuit” in this Annual Report on Form 10-K, we mean the current Delaware corporation (Intuit Inc.) and its California predecessor, as well as all of our consolidated subsidiaries.
Available Information
We file reports required of public companies with the Securities and Exchange Commission (SEC). These include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports, and amendments to these reports. The public may read and copy the materials we file with or furnish to the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We make available free of charge on the Investor Relations section of our corporate website all of the reports we file with or furnish to the SEC as soon as reasonably practicable after the reports are filed or furnished. Copies of this Annual Report on Form 10-K may also be obtained without charge by contacting Investor Relations, Intuit Inc., P.O. Box 7850, Mountain View, California 94039-7850 or by calling 650-944-6000.
BUSINESS OVERVIEW
Intuit’s Mission
We seek to be a premier innovative growth company that improves our customers’ financial lives so profoundly they can’t imagine going back to the old way.
Our customers include small and medium-sized businesses, consumers, accounting professionals and financial institutions. We help them solve important business and financial management problems, such as running a small business, paying bills and income taxes, or managing personal finances. Our innovative products and services simplify the lives of approximately 50 million people, helping them save and make money.

Emerging technology and market trends are changing the way people live and work, and the way we help customers. We’re connecting those customers to our solutions and with each other in ways that add more value to our products and services. We’re taking a global view as well, whether helping our customers expand their business to overseas markets, creating and selling our own products in emerging nations, or extending our hiring horizons beyond geographic borders.
Our Business Portfolio
We organize our portfolio of businesses into four principal categories — Small Business Group, Tax, Financial Services and Other Businesses. These categories include seven financial reporting segments.
Small Business Group: This category includes three segments — Financial Management Solutions, Employee Management Solutions, and Payment Solutions.
•	Our Financial Management Solutions segment includes QuickBooks financial and business management software and services; technical support; financial supplies; and Intuit Websites, which provides website design and hosting services for small and medium-sized businesses.
•	Our Employee Management Solutions segment provides payroll products and services for small businesses.
•	Our Payment Solutions segment provides merchant services for small businesses, including credit and debit card processing, electronic check conversion and automated clearing house services.
Tax: This category includes two segments — Consumer Tax and Accounting Professionals.
•	Our Consumer Tax segment includes TurboTax income tax preparation products and services for consumers and small businesses.
•	Our Accounting Professionals segment includes Lacerte and ProSeries professional tax products and services. This segment also includes QuickBooks Premier Accountant Edition and the QuickBooks ProAdvisor Program for accounting professionals.
Financial Services: This segment consists primarily of outsourced online services for banks and credit unions provided by our Intuit Financial Services business. These include comprehensive online financial management solutions for consumers and businesses.
Other Businesses: This segment includes Quicken personal finance products and services, Mint.com online personal finance services, Intuit Health online patient-to-provider communication solutions, and our businesses in Canada and the United Kingdom.
Our Growth Strategy
We innovate to drive growth, adapting our approach to meet changing demographic, technology, market and geographic trends. We build innovative offerings to solve our customers’ problems, based upon our three-point growth strategy.
•	Driving growth in our core businesses. We’re committed to helping consumers, small businesses and accountants save and make money through our core business offerings, including TurboTax, Quicken, QuickBooks, ProSeries and Lacerte. In addition, we offer other relevant products to encourage existing customers to upgrade to more feature-rich versions that meet their personal and business needs.
•	Building adjacent businesses and entering new geographies. By pursuing partnerships, completing acquisitions and creating new offerings, we’re accelerating our entry into new businesses, such as employee management and customer management. Intuit Websites, for example, gives us a new front door to cross-sell other products and services, such as electronic payments, online payroll and, eventually, QuickBooks. Our investment in healthcare offerings and our recent acquisition of Medfusion have expanded our portfolio of software-as-a-service offerings. And our new Intuit Money Manager offering in India expands our global reach into emerging markets.
•	Accelerating our transition to connected services. Through our Connected Services strategy, we’re providing new ways for people and businesses to connect with each other and leverage their data, whether through desktop, laptop or handheld devices. In a world with expanded connectivity, people expect access to services and information any time, any place. Through this strategy we intend to delight customers by offering easy-to-use connected services that solve their problems, while building durable competitive advantage for Intuit.
This strategy recognizes the emergence and influence of the digital generation, the increasing relevance of social networks, and customers’ growing reliance on the Web, mobile and information-based technology to manage important tasks. It also acknowledges the potential of new market opportunities in rapidly developing economies. The end result is a global market that is shifting from traditional services that are paper-based, human-produced, and brick-and-mortar bound, to one where people understand, demand and embrace the benefits of connected services.
Our Connected Services Vision
We provide connected services in three ways:
•	Software-advantaged Services: We enable customers to seamlessly connect software, such as QuickBooks, to other offerings, including small business payroll or merchant services. This can create powerful solutions that we believe give us a competitive advantage.
•	Software as a Service: We offer hosted services, also known as SaaS, to connect customers to our online offerings. Through TurboTax Online, online payroll services for small businesses, Intuit Websites, QuickBooks Online, online banking services for financial institutions, Mint.com, and patient-to-provider communication services, we deliver clear benefits and add value for our customers.
•	Platform as a Service: We are increasingly using our products as a platform to connect people to each other — and to us — allowing them to share information and solve problems together. The Intuit Partner Platform enables third-party developers to create and sell applications to our customers. This provides customers with new solutions and functionality and gives developers a valuable audience.
We continue to make significant progress in this environment. Overall, connected services generated nearly 60 percent of our revenue in the 2010 fiscal year. Software-as-a-service offerings by themselves produced roughly one-third of our revenue.
To compete in this connected world, we plan to take advantage of three emerging technology and market trends:
•	Social: As businesses and consumers become increasingly connected, people shape product development, share their expertise and influence opinion like never before. Customers can share advice with each other by using the online forums available in each of our major products. In a social world, people connect and contribute to our product offerings. For example, our TurboTax Live Community allows participants to submit and answer each other’s questions while preparing their income tax returns.
•	Mobile: As technology moves from the desktop to the palmtop, we are creating mobile services that deliver “in the pocket” — any place at any time that’s convenient for customers. Intuit GoPayment, for example, helps small businesses improve sales and cash flow by accepting credit card payments on their mobile phones.
•	Global: As geographic borders become less important to businesses, we are working to help customers take advantage of a global marketplace and find new customers in new markets. Intuit Money Manager, our first product for the emerging markets, helps people in India better manage their bank accounts.
Summary
Generations age. Borders blur. Technology advances. As the way we live and work evolves, we adapt our strategy to meet and lead these changes. Yet our commitment remains consistent: Developing innovative products and services that are so convenient and easy to use that customers actively recommend them to others. It’s been our success formula for more than a quarter-century as we’ve worked to solve people’s important business and financial management problems. And we’ll maintain that commitment as we continue to evolve, working to help people solve each other’s problems, connecting people to people and to solutions, wherever they are, whenever they want them.

PRODUCTS AND SERVICES
We offer our products and services in the seven business segments described in “Business Overview” above. The following table shows the classes of similar products or services that accounted for 10% or more of total net revenue in the last three fiscal years.

	Fiscal	Fiscal	Fiscal
	2010	2009	2008

Financial Management Solutions	18%	19%	20%
Employee Management Solutions	12%	12%	11%
Consumer Tax	33%	32%	31%
Accounting Professionals	11%	11%	11%
Financial Services	10%	10%	10%
Our products and services are sold mainly in the United States and are described below. International total net revenue was less than 5% of consolidated total net revenue for fiscal 2010, 2009 and 2008. For financial information about these segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Note 15 to the financial statements in Item 8 of this report.
Financial Management Solutions
QuickBooks Software. Our QuickBooks product line brings bookkeeping capabilities and business management tools to small and medium-sized business users in an easy-to-use design that does not require them to be familiar with debit and credit accounting. We offer a range of products to suit the needs of different types of businesses. Our desktop software products include QuickBooks Simple Start, which provides accounting functionality suitable for very small, less complex businesses; QuickBooks Pro and QuickBooks Pro for Mac, which provide accounting functionality suitable for slightly larger businesses; QuickBooks Premier, which provides small businesses with advanced accounting functionality and business planning tools; and QuickBooks Enterprise Solutions, designed for larger businesses. Our Premier and Enterprise products also come in a range of industry-specific editions, including Contractor, Manufacturing and Wholesale, Nonprofit, Professional Services, and Retail. In addition, we offer a Web-based version of QuickBooks called QuickBooks Online that is suitable for multiple users working in various locations.
QuickBooks Technical Support. We offer several technical support options to our QuickBooks customers. These include support plans that are sold separately and priced based on the length of the plan. We also offer a free self-help information section on our QuickBooks.com website and free access to the QuickBooks Community, an online forum where QuickBooks users can share information with each other.
Websites for Small Businesses. Our Intuit Websites offering helps small businesses establish a presence on the Web, maintain and promote their websites, and sell or market their products and services online.
Financial Supplies. We offer a range of financial supplies designed for small businesses and individuals that use QuickBooks and Quicken. These include paper checks, envelopes, invoices and deposit slips as well as business identity products such as business cards and stationery. We also offer tax forms, tax return presentation folders and other supplies for professional tax preparers. Our customers can personalize many of these products to incorporate their logos and use a variety of color, font and design options.
QuickBase. Our QuickBase offering is a Software as a Service (SaaS) platform that allows business users to select ready-made online workgroup applications or create custom solutions for their businesses. The most common solutions include project collaboration, sales team management and employee management. QuickBase customers pay a monthly or annual subscription fee that varies based on the number of users and the amount of data and file storage they need.

Intuit Developer Network. The Intuit Developer Network is an initiative that encourages third-party software developers to build applications that exchange data with QuickBooks and other Intuit products by giving them access to certain application programming interfaces. The Intuit Developer Network has launched the Intuit Partner Platform, which allows developers to sell online applications to Intuit’s customers. Developers in this program build on Intuit’s platform or any platform they choose, but all applications must integrate with the platform in specific ways. Developers who register with the Intuit Developer Network have access to the latest QuickBooks software development kit, the Intuit Partner Platform, QuickBooks software downloads, and member benefits such as marketing tools, developer forums and one-on-one engineering support. At July 31, 2010, approximately 365 third-party applications were available for QuickBooks and other Intuit products at www.marketplace.intuit.com.
Employee Management Solutions
QuickBooks Payroll. QuickBooks Payroll is a family of products sold on a subscription basis to small businesses that use QuickBooks and prepare their own payroll or want some assistance with preparing their payroll. It is also sold to accountants who use QuickBooks and help their clients manage their payrolls. The product family includes:
•	QuickBooks Basic Payroll, which provides payroll tax tables and payroll reports;
•	QuickBooks Enhanced Payroll, which provides payroll tax tables, payroll reports, federal and state payroll tax forms, and eFile & Pay for federal and state payroll taxes;
•	QuickBooks Enhanced Payroll for Accountants, which has several accountant-specific features in addition to the features in QuickBooks Enhanced Payroll; and
•	QuickBooks Online Payroll, for use with QuickBooks Online.
We also offer QuickBooks Assisted Payroll, through which we provide the back-end aspects of payroll processing, including tax payments and filings, for customers who process their payrolls using QuickBooks. Direct deposit is included with QuickBooks Online Payroll and available with each of the other offerings for an additional fee.
Intuit Online Payroll. Intuit Online Payroll provides small business payroll services that do not require customers to use QuickBooks. This offering is sold on a subscription basis and includes online payroll tax calculation, payroll reports, federal and state payroll tax forms, electronic payment of federal and state payroll taxes, and direct deposit.
Other Employee Management Solutions. We offer workers’ compensation administration and 401(k) administration services to small business employers for additional fees.
Payment Solutions
Merchant Services. We offer a full range of merchant services to small businesses that include credit card, debit card, electronic benefits, and gift card processing services; check verification, check guarantee, and electronic check conversion, including automated clearing house (ACH) and Check 21 capabilities; and Web-based transaction processing services for online merchants. In addition to transaction processing services, we provide a full range of support for our clients that includes customer service, merchant and consumer collections, chargeback and retrieval support, and fraud and loss prevention screening.
Point of Sale Solutions. We offer Cash Register Plus, an entry level product for small retail businesses that helps them manage detailed sales data, track customers, and manage daily tasks more efficiently. We also offer Basic, Pro and Multi-Store versions of QuickBooks Point of Sale, which help retailers process sales using barcodes, track inventory and customer purchases, and integrate with QuickBooks. We sell these software products with or without the accompanying hardware.
Consumer Tax
Our TurboTax products and services are designed to enable individuals and small business owners to prepare and file their own federal and state personal and small business income tax returns quickly and accurately. They are designed to be easy to use, yet sophisticated enough for complex tax returns.
Tax Return Preparation Offerings. For the 2009 tax season we offered a range of software products and services that included desktop and online versions of TurboTax Basic, for simple returns; TurboTax Deluxe, for taxpayers who itemize deductions; TurboTax Premier, for taxpayers who own investments or rental property; and TurboTax

Home and Business, for small business owners. We also offered TurboTax Business desktop software for larger businesses; TurboTax Free Edition online for the simplest returns; and SnapTax, an application that allowed California users with simple federal and state returns to prepare and electronically file them from their iPhones. These offerings are subject to change for the 2010 tax season. TurboTax Live Community is an online forum where participants can learn from and share information with other users while preparing their income tax returns.
Electronic Filing and Other Services. Through our electronic filing center, our desktop and online tax preparation customers can electronically file their federal income tax returns, as well as state returns in all states that support electronic filing. For the 2009 tax year our online tax preparation and filing services were offered through the websites of nearly 4,000 financial institutions, more than 1,000 electronic retailers and other merchants, and on Yahoo!® Finance Tax Center. Financial institutions can offer our online tax services to their end users through a link to TurboTax Online or through TurboTax for Online Banking, which provides functionality that is integrated with their online banking services.
Intuit Tax Freedom Project. Under the Intuit Tax Freedom Project, we provide online federal and state income tax return preparation and electronic filing services at no charge to eligible taxpayers. In fiscal 2010 we provided approximately 1.4 million free federal returns under this initiative. We are a member of the Free File Alliance, a consortium of private sector companies that has entered into an agreement with the federal government to provide free online federal tax preparation and filing services to eligible taxpayers. See also “Competition — Consumer Tax” later in this Item 1 for more information on the Free File Alliance.
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
Tax Offerings. Our tax offerings for accounting professionals are Lacerte and ProSeries. Lacerte software is designed for full-service accounting firms that prepare the most complex returns. We offer two versions of our ProSeries software: ProSeries Professional Edition, designed for year-round tax practices that prepare moderately complex tax returns; and ProSeries Basic Edition, designed for the needs of smaller and seasonal tax practices. Accounting professionals license these tax products for a flat fee for unlimited use, or use them to print or electronically file tax returns on a “pay-per-return” basis. Accountants and tax preparers using Lacerte and ProSeries can file their clients’ tax returns using our electronic filing services.
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
Financial Services
Our Intuit Financial Services business (formerly known as Digital Insight) provides outsourced online banking solutions that are hosted in our data centers and delivered as on-demand services to medium-sized financial institutions. We also work with these financial institutions to provide other Intuit products and services, such as TurboTax for Online Banking, to their end users. No single financial institution accounted for more than 10% of this segment’s total net revenue in fiscal 2010, 2009 or 2008.
Consumer Banking. We offer online banking services that financial institutions make available to their retail customers. These services include the ability to view transaction history, account balances, check images and statements; fund transfers between accounts; inter-institutional transfers; bill payment and bill presentment; Personal FinanceWorks, our comprehensive online personal financial management solution; and TurboTax for Online Banking, which provides tax preparation and filing services that are integrated with online banking.

Business Banking. We also offer online banking services that financial institutions make available to their business customers. These services include features similar to those of our consumer offering as well as lockbox reporting; payroll direct deposit; wire and inter-account fund transfers; account reconciliations; foreign exchange trade; and Small Business FinanceWorks, our online business financial management solution.
Other Businesses
Personal Finance
Our personal finance offerings help users organize, understand and manage their personal finances. Our Quicken line of desktop software products allow customers to reconcile bank accounts, pay bills, record credit card and other transactions, and track investments, mortgages and other assets and liabilities. Quicken also allows customers to flag their tax-related financial transactions and download that information into our TurboTax consumer tax return preparation software. We offer Quicken Starter Edition and Quicken Deluxe as well as Quicken Premier, which offers more robust investment and tax planning tools; Quicken Home and Business, which allows customers to manage both personal and small business finances in one application; and Quicken for Mac. Our Mint.com personal finance service is free to users and shows them all of their financial accounts in one online location; provides tools that help them set up budgets and monitor spending; identifies money-saving ideas; and provides step-by-step guidance and advice on achieving their financial goals. We also offer a Mint application on mobile devices such as the iPhone.
Intuit Health
In May 2010 we acquired Medfusion, Inc., which provides online patient-to-provider communication solutions. Services are delivered through a standard Web browser on a subscription basis and typically include features such as appointment scheduling, patient pre-registration, prescription renewal and electronic bill payment.
Global Business
In Canada, we offer versions of QuickBooks that we have “localized,” that is, customized to meet the unique needs of customers in that specific international location. These include QuickBooks software offerings, payroll offerings and service plans. We also offer consumer tax return preparation software, professional tax preparation products and services, and localized versions of Quicken in Canada. In the United Kingdom, we offer localized versions of QuickBooks and QuickBooks Payroll, including products and services sold in partnership with banks.
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
We develop many of our products and services internally. We have a number of United States and foreign patents and pending applications that relate to various aspects of our products and technology. We supplement our internal development efforts by acquiring or licensing products and technology from third parties, and establishing other relationships that enable us to enhance or expand our offerings more rapidly. We expect to expand our third party technology relationships as we continue to pursue our Connected Services strategy.
Our traditional core desktop software products — QuickBooks, TurboTax, Lacerte, ProSeries and Quicken — tend to have predictable annual development and product release cycles. We also develop innovative new offerings such as Intuit GoPayment for which development cycles can be more rapid. Developing consumer and professional tax software and services presents unique challenges because of the demanding development cycle required to accurately incorporate tax law and tax form changes within a rigid timetable. The development timing for our payroll, merchant services, financial institutions, and patient-to-provider communication offerings varies with business needs and regulatory requirements and the length of the development cycle depends on the scope and complexity of each particular project.
In our Financial Services business, we have developed interfaces with the systems of many of the major providers of core processing software and services to financial institutions. These system interfaces allow us to access a financial institution’s host system to provide end users access to their account data. In addition to developing new interfaces, we continue to enhance our many existing interfaces in order to deliver more robust connectivity and increase operating efficiencies.
We continue to make substantial investments in research and development, and we expect to focus our future research and development efforts on enhancing existing products and services and on developing new products and services that will offer increased ease of use, be customized for specific customer categories, be Web-based or mobile, and feature improved integration with other Intuit and third party products and services and with our internal information systems. We also expect to continue to focus significant research and development efforts on ongoing projects to update the technology platforms for several of our offerings. Our research and development expenses were $573 million or 17% of total net revenue in fiscal 2010; $556 million or 18% of total net revenue in fiscal 2009; and $593 million or 20% of total net revenue in fiscal 2008.
SEASONALITY
Our QuickBooks, Consumer Tax and Accounting Professionals businesses are highly seasonal. Revenue from our QuickBooks software products tends to be highest during our second and third fiscal quarters. Sales of income tax preparation products and services are heavily concentrated in the period from November through April. In our Consumer Tax business, a greater proportion of our revenue has been occurring later in this seasonal period due in part to the growth in sales of TurboTax Online, for which revenue is recognized upon printing or electronic filing of a tax return. The seasonality of our Consumer Tax and Accounting Professionals revenue is also affected by the timing of the availability of tax forms from taxing agencies and the ability of those agencies to receive electronic tax return submissions. Delays in the availability of tax forms or the ability of taxing agencies to receive submissions can cause revenue to shift from our second fiscal quarter to our third fiscal quarter. These seasonal patterns mean that our total net revenue is usually highest during our second quarter ending January 31 and third quarter ending April 30. We typically report losses in our first quarter ending October 31 and fourth quarter ending July 31, when revenue from our tax businesses is minimal while operating expenses continue at relatively consistent levels. We believe the seasonality of our revenue and profitability is likely to continue in the future.
MARKETING, SALES AND DISTRIBUTION CHANNELS
Markets
Our primary target customers are small and medium-sized businesses, consumers, accounting professionals, and medium-sized financial institutions. The markets in which we compete have always been characterized by rapid technological change, shifting customer needs, and frequent new product introductions and enhancements by competitors. Over the past several years, the widespread availability of the Internet has accelerated the pace of change and revolutionized the way that customers learn about and purchase products and services. Real-time, personalized online shopping experiences are rapidly becoming the standard. In addition, many customers now begin their shopping process in one channel and ultimately make their purchase in a different channel. This drives the need to create integrated multi-channel shop and buy experiences. Market and industry changes are quickly rendering existing products and services obsolete, so our success depends on our ability to respond rapidly to these changes with new business models, updated competitive strategies, new or enhanced products and services, alternative distribution methods and other changes in the way we do business.
Our target customers for online banking services are medium-sized financial institutions seeking an outsourced solution that allows them to compete with the larger national banks in their market. We also provide online financial management solutions to financial institution customers of core processors.

Marketing Programs
To sell our products and services to small and medium-sized businesses, consumers and accounting professionals, we use a variety of marketing programs to generate software orders, stimulate demand and generally maintain and increase customer awareness of our products and services. These programs include Web marketing and targeted advertising, including purchasing key words from major search engine companies; direct-response mail and email campaigns; telephone solicitations; newspaper, magazine, billboard, radio and television advertising; and promotional offers that we coordinate with major retailers. We also use workflow-integrated in-product discovery in some of our software products to market other related products and services, including third-party products and services.
In our Financial Services business, our marketing efforts are primarily focused on identifying potential financial institution clients and marketing our online banking services to consumer and business end users in cooperation with our financial institution clients. We also work with these financial institutions to provide other Intuit products and services, such as TurboTax for Online Banking, to their end users.
Sales and Distribution Channels
Multi-Channel Shop and Buy Experiences. Our consumer and small and medium-sized business customers increasingly use the Internet to research both online and desktop products and services. Some customers buy and use our products and services entirely online. Others purchase desktop products and services using the Internet. Still others prefer to make their final decision at a retail location. We coordinate our websites, promotions and retail displays in support of this integrated multi-channel shop and buy model.
Direct Sales Channel. We sell many of our products and services for small and medium-sized businesses, consumers and accounting professionals directly to our customers through our websites and call centers. Telesales continues to be an effective channel for serving customers that want live help selecting the products and services that are right for their needs.
In our Financial Services business, we sell our products and services to financial institutions using a direct sales model and, to a lesser but increasing extent, in cooperation with core processing partners. Our typical sales cycle is approximately nine to eighteen months for new financial institutions and four to six months for add-on sales to existing customers.
Retail Channel. We sell our QuickBooks, TurboTax and Quicken desktop software as well as our QuickBooks Payroll and Intuit Online Payroll services and merchant credit card payment processing services at retail locations across the United States. We sell these products and services directly and through distributors to office supply superstores, warehouse clubs, consumer electronics retailers, general mass merchandisers, online retailers, and catalogers. In Canada and other international markets we also rely on distributors and other third parties who sell products into the retail channel. The retail channel provides broad customer reach through retailer-sponsored advertising and exposure to retail foot traffic. This channel also gives us the opportunity to communicate our product and service lineup and messages through multiple touch points and allows us to serve our customers at relatively modest cost.
Other Channels. We have strategies to address the alliance partner, solution provider and personal computer hardware manufacturer channels. Revenue from these channels is currently less significant than revenue from our direct and retail channels, but it is growing. We sell our consumer and small business products and services through selected alliance partners, primarily banks, credit unions, and securities and investment firms. These alliance partners help us reach new customers at the point of transaction and drive growth and market share by extending our online reach. Solution providers combine our products and services with value-added marketing, sales and technical expertise to deliver a complete solution at the local level. Relationships with selected personal computer hardware manufacturers help us attract new customers for our core software offerings. As we expand our mobile and global offerings, we expect that key strategic partnerships will become increasingly important to our business. For example, we plan to market and sell some of our offerings through mobile phone service and hardware providers.
In our Financial Services business, we have joint marketing arrangements with several core processing vendors. They include Fiserv, Inc.; Open Solutions, Inc.; Fidelity Information Services, Inc.; Metavante Corporation (now

part of Fidelity Information Services); and Computer Services Inc. To deliver bill payment and bill presentment services to our financial institution customers, we also maintain value-added reseller relationships with major providers such as Metavante Corporation and CheckFree Corporation (part of Fiserv).
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
Competition Specific to Business Segments
Small Business Group. Our QuickBooks desktop product is the leading small business financial management software in the U.S. retail channel. Our small business products and services face competitive challenges from companies such as NetSuite Inc. and The Sage Group plc, which offer software and associated services that directly target small business customers. Increasingly, our small business products and services also face competition from free or low-cost online accounting offerings as well as free online banking and bill payment services offered by financial institutions and others. In our payroll business we compete directly with Automatic Data Processing, Inc. (ADP), Paychex and many other companies with payroll offerings, including online payroll offerings. In our merchant services business we also compete directly with large financial institutions such as Wells Fargo, JP Morgan Chase and Bank of America and with many payment processors, including First Data Corporation, Elavon, Global Payments and FIS-Certegy.
Consumer Tax. In the private sector we face intense competition from H&R Block, which provides assisted tax preparation services in its stores and a competing software offering called H&R Block At Home, and from several other tax preparation service providers and online offerings, including 2nd Story Software’s TaxACT. These competing offerings subject us to significant price pressure.
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
Financial Services. The market for online banking services is highly competitive. In the area of consumer online banking, a number of companies offer outsourced online banking services to financial institutions, including Online Resources, S1 Corporation and FundsXpress (a subsidiary of First Data Corporation). In addition, several companies whose primary offerings are core processing or bill payment processing services also provide online banking services. These companies include Fiserv, Inc., Open Solutions, Inc., Fidelity Information Services, Inc., Jack Henry and Metavante Corporation (now part of Fidelity Information Services). In addition, many of these firms offer our products through a referral or reseller arrangement with us. We also compete for new customers with relatively recent entrants into the online financial management solutions market. As we negotiate service contract renewals with current customers, competitive pressures may require us to make concessions on pricing and other material terms to convince these customers to remain with us.
Competitive Factors
We believe the most important competitive factors for our core offerings — QuickBooks, TurboTax, Lacerte, ProSeries and Quicken — are ease of use, product features, size of the installed customer base, brand name recognition, value proposition, cost, reliability, and product and support quality. Access to distribution channels is also important for our QuickBooks, TurboTax and Quicken software products. In addition, support from accounting professionals and the ability for customers to upgrade within product families as their businesses grow are significant competitive factors for our QuickBooks products. Productivity is an important competitive factor for the full-service accounting firms to which we market our Lacerte software products. We believe we compete effectively on these factors as our QuickBooks, TurboTax, and Quicken products are the leading products in the U.S. retail sales channel for their respective categories.
For our service offerings such as small business payroll, merchant payment processing, outsourced online banking, and patient-to-provider communication solutions, features and ease of use, the integration of these products with related software, brand name recognition, effective distribution, quality of support, cost, and scalability of operations are important competitive factors.
CUSTOMER SERVICE AND TECHNICAL SUPPORT
We provide customer service and technical support by telephone, e-mail, online chat, text messaging, online communities, and our customer service and technical support websites. We have full-time and outsourced customer service and technical support staffs. We supplement these staffs with seasonal employees and additional outsourcing during periods of peak call volumes, such as during the tax return filing season or following a major product launch. We outsource to several firms domestically and internationally. Most of our internationally outsourced consumer and small business customer service and technical support personnel are currently located in India and the Philippines.
We offer free self-help information through our technical support websites for our QuickBooks, TurboTax, Accounting Professionals and Quicken software products. Customers can use our websites to find answers to commonly asked questions and check on the status of orders. Under certain support plans, customers can also use our websites to receive product updates electronically. Support alternatives and fees vary by product. We also sponsor online user communities such as Intuit Community for small businesses and accounting professionals, and TurboTax Live Community, where consumers can share knowledge and product advice with each other.

MANUFACTURING AND DISTRIBUTION
Desktop Software and Supplies
The key processes in manufacturing desktop software are manufacturing compact discs (CDs), printing boxes and related materials, and assembling and shipping the final products.
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
Online Products and Services
Intuit’s data centers house most of the systems, networks and databases required to operate and deliver our online products and services. These include QuickBooks Online, online payroll services, merchant payment processing services, website hosting services for small businesses, TurboTax Online, consumer and professional electronic tax filing services, outsourced online banking services, Mint.com, and patient-to-provider communication services. Through our data centers, we connect customers to our products and services and store customer and business information. As our businesses continue to move toward delivering more online products and services in conjunction with our Connected Services strategy, our infrastructure will become even more critical in the future.
Currently we have a number of data centers primarily located in the western United States. Over time we expect to transition to fewer data centers in more geographically diverse locations. In fiscal 2008 and 2009 we built a data center in Washington state that we began occupying in the second half of fiscal 2009. We expect this data center to support the hosting and high availability requirements of many of our existing and future connected services offerings. We are also executing a plan to create a new primary backup facility at a co-located data center in Nevada.
PRIVACY AND SECURITY OF CUSTOMER INFORMATION AND TRANSACTIONS
We are subject to various federal, state and international laws and regulations and to financial institution requirements relating to the privacy and security of customer and employee personal information. We are also subject to laws and regulations that apply to the Internet, behavioral tracking, telemarketing, email activities, data hosting and retention, financial and health information, and credit reporting. Additional laws in all of these areas are likely to be passed in the future, which could result in significant limitations on or changes to the ways in which we can collect, use, host, store or transmit the personal information and data of our customers or employees, communicate with our customers, and deliver products and services, or may significantly increase our compliance costs. If our business expands to new industry segments and new uses of data that are regulated for privacy and security, or to countries outside the United States that have strict data protections laws, our compliance requirements and costs will increase.
Through a Master Privacy Policy Framework designed to be consistent with globally recognized privacy principles, we comply with United States federal and other country guidelines and practices to help ensure that customers and employees are aware of, and can control, how we use information about them. Our primary websites, such as QuickBooks.com and TurboTax.com, have been certified by TRUSTe, an independent organization that operates a website privacy certification program representing industry standard practices to address users’ and regulators’ concerns about online privacy. We also use privacy statements to provide notice to customers of our privacy practices, as well as provide them the opportunity to furnish instructions with respect to use of their personal information. We participate in industry groups whose purpose is to influence public policy and industry best practices for privacy and security.
To address security concerns, we use security safeguards to help protect the systems and the information customers give to us from loss, misuse and unauthorized alteration. Whenever customers transmit sensitive information, such as a credit card number or tax return data, to us through one of our websites we use industry standards to encrypt the data as it is transmitted to us. We work to protect our systems from unauthorized internal or external access using numerous commercially available computer security products as well as internally developed security procedures and practices.
GOVERNMENT REGULATION
The financial services industry is subject to extensive and complex federal and state regulation. Our financial institution customers, which include commercial banks and credit unions, operate in markets that are subject to rigorous regulatory oversight and supervision. The compliance of our products and services with these requirements depends on a variety of factors including the particular functionality, the interactive design and the charter or license of the financial institution. Our financial services customers must independently assess and determine what is required of them under these regulations and are responsible for ensuring that our systems and the design of their websites conform to their regulatory obligations.
Our Intuit Financial Services business is not directly subject to federal or state regulations specifically applicable to financial institutions such as banks and credit unions. However, as a provider of services to financial institutions, this business is examined by the Federal Financial Institution Examination Council under the Information Technology examination guidelines. Although we believe we are not subject to direct supervision by federal and state banking agencies with regard to other regulations, we have from time to time agreed to examinations of our business and operations by these agencies.
Our Consumer Tax and Accounting Professionals businesses are also subject to federal and state government requirements, including regulations related to the electronic filing of tax returns, the provision of tax preparer assistance and the use and disclosure of customer information. In addition, we offer certain other products and services, such as small business payroll, payments, and patient-to-provider communication solutions, which are subject to special regulatory requirements. As we expand our financial institutions, tax and small business products and services, we may become subject to additional government regulation. New laws or regulations may be adopted in these areas that could impose significant limitations on our business and increase our cost of compliance. We continually analyze new business opportunities, both domestically and internationally, and new businesses and business models that we pursue may require additional costs for regulatory compliance.
We are subject to federal and state laws and government regulations concerning employee safety and health and environmental matters. The Occupational Safety and Health Administration, the Environmental Protection Agency, and other federal and state agencies have the authority to put regulations in place that may have an impact on our operations.

INTELLECTUAL PROPERTY
Our success depends on our proprietary technology embodied in our offerings. We protect this proprietary technology by relying on a variety of intellectual property mechanisms, including copyright, patent, trade secret and trademark laws, restrictions on disclosure and other methods. For example, we regularly file applications for patents, copyrights and trademarks and service marks in order to protect intellectual property that we believe is important to our business. We currently hold a small but growing patent portfolio. We also have a number of registered trademarks that include Intuit, QuickBooks, TurboTax, Lacerte, ProSeries, Quicken and Mint. We have registered these and other trademarks and service marks in the United States and, depending on the relevance of each brand to other markets, in many foreign countries. Most registrations can be renewed perpetually at 10-year intervals. We also license intellectual property from third parties for use in our products.
Although our portfolio of patents is growing, the patents that have been issued to us could be determined to be invalid and may not be enforceable against competitive products in every jurisdiction. In addition, third parties have asserted and may, in the future, assert infringement claims against us and our customers. These claims and any litigation may result in invalidation of our proprietary rights or a finding of infringement along with an assessment of damages. Litigation, even if without merit, could result in substantial costs and diversion of resources and management attention. In addition, third party licenses may not continue to be available to us on commercially acceptable terms, or at all.
EMPLOYEES
As of July 31, 2010, we had approximately 7,700 employees in major offices in the United States, Canada, India, the United Kingdom and other locations. We believe our future success and growth will depend on our ability to attract and retain qualified employees in all areas of our business. We do not currently have any collective bargaining agreements with our employees, and we believe employee relations are generally good. Although we have employment-related agreements with a number of key employees, these agreements do not guarantee continued service. We believe we offer competitive compensation and a good working environment. We were named one of Fortune magazine’s “100 Best Companies to Work For” in each of the last nine years. However, we face intense competition for qualified employees, and we expect to face continuing challenges in recruiting and retention.

ITEM 1A
RISK FACTORS
Forward-Looking Statements and Risk Factors
This Annual Report on Form 10-K contains forward-looking statements. All statements in this report, other than statements that are purely historical, are forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “forecast,” “estimate,” “seek,” and similar expressions also identify forward-looking statements. In this report, forward-looking statements include, without limitation, the following:
•	our expectations and beliefs regarding future conduct and growth of the business;
•	our expectations regarding competition and our ability to compete effectively;
•	our expectations regarding the development of future products, services, business models and technology platforms and our research and development efforts;
•	the assumptions underlying our critical accounting policies and estimates, including our estimates regarding product rebate and return reserves; stock volatility and other assumptions used to estimate the fair value of share-based compensation; the fair value of goodwill; and expected future amortization of acquired intangible assets;
•	our belief that our exposure to currency exchange fluctuation risk will not be significant in the future;
•	our assessments and estimates that determine our effective tax rate;
•	our belief that our income tax valuation allowance is sufficient;
•	our belief that our cash and cash equivalents, investments and cash generated from operations will be sufficient to meet our working capital, capital expenditure and other liquidity requirements for at least the next 12 months;
•	our belief that our facilities are adequate for our near-term needs and that we will be able to locate additional facilities as needed; and
•	our assessments and beliefs regarding the future outcome of pending legal proceedings and the liability, if any, that Intuit may incur as a result of those proceedings.
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
We face intense competition in all of our businesses, and we expect competition to remain intense in the future. Our competitors may introduce superior products and services, reduce prices, have greater technical, marketing and other resources, have greater name recognition, have larger installed bases of customers, have well-established relationships with our current and potential customers, advertise aggressively or beat us to market with new products and services. We also face intensified competition from providers of free accounting, tax, banking and other financial services. In order to compete, we have also introduced free offerings in several categories, but we may not be able to attract customers or effectively monetize all of these offerings, and customers who have formerly paid for Intuit’s products and services may elect to use free offerings instead. These competitive factors may diminish our revenue and profitability, and harm our ability to acquire and retain customers.
Our consumer tax business also faces significant competition from the public sector, where we face the risk of federal and state taxing authorities developing software or other systems to facilitate tax return preparation and electronic filing at no charge to taxpayers. These or similar programs may be introduced or expanded in the future, which may cause us to lose customers and revenue. Although the Free File Alliance has kept the federal government from being a direct competitor to Intuit’s tax offerings, it has fostered additional online competition and may cause us to lose significant revenue opportunities. The current agreement with the Free File Alliance is scheduled to expire in October 2014. We anticipate that governmental encroachment at both the federal and state levels may present a continued competitive threat to our business for the foreseeable future.
Future revenue growth depends upon our ability to adapt to technological change and successfully introduce new and enhanced products, services and business models.
The Software as a Service (SaaS), desktop software and mobile technology industries are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. As we continue to grow our SaaS and other offerings, we must continue to innovate and develop new products and features to meet changing customer needs and attract and retain talented software developers. We need to continue to develop our skills, tools and capabilities to capitalize on existing and emerging technologies, which require us to devote significant resources.
A number of our businesses also derive a significant amount of their revenue from one-time upfront license fees and rely on customer upgrades and service offerings to generate a significant portion of their revenues. In addition, our consumer and professional tax businesses depend significantly on revenue from customers who return each year to use our updated tax preparation and filing software and services. As our existing products mature, encouraging customers to purchase product upgrades becomes more challenging unless new product releases provide features and functionality that have meaningful incremental value. If we are not able to develop and clearly demonstrate the value of new or upgraded products or services to our customers, our revenues may be harmed. In addition, as we continue to introduce and expand our new business models, including offerings that are subscription-based or that are free to end users, we may be unsuccessful in monetizing or increasing customer adoption of these offerings.
In some cases, we may expend a significant amount of resources and management attention on offerings that do not ultimately succeed in their markets. We have encountered difficulty in launching new products and services in the past. If we misjudge customer needs in the future, our new products and services may not succeed and our revenues and earnings may be harmed. We have also invested, and in the future expect to invest, in new business models, strategies and initiatives. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, expenses associated with the strategies and inadequate return on investments. Because these new initiatives are inherently risky, they may not be successful and may harm our financial condition and operating results.
Business interruption or failure of our information technology and communication systems may impair the availability of our products and services, which may damage our reputation and harm our future financial results.
As we continue to transition our business to more connected services, we become more dependent on the continuing operation and availability of our information technology and communication systems and those of our external service providers. We do not have redundancy for all of our systems, many of our critical applications reside in only one of our data centers, and our disaster recovery planning may not account for all eventualities. In addition, we are in the process of updating our customer facing applications and the supporting information technology infrastructure to meet our customers’ expectations for continuous service availability. Any difficulties in upgrading these applications or infrastructure or failure of our systems or those of our service providers may result in interruptions in our service, which may reduce our revenues and profits, cause us to lose customers and damage our reputation. Any prolonged interruptions at any time may result in lost customers, additional refunds of customer charges, negative publicity and increased operating costs, any of which may significantly harm our business, financial condition and results of operations.
We are in the process of migrating our applications and infrastructure to new data centers. If we do not execute the transition to the new data centers in an effective manner, we may experience unplanned service disruptions or unforeseen increases in costs which may harm our operating results and our business. We do not maintain real-time back-up of all our data, and in the event of significant system disruption we may experience loss of data or processing capabilities, which may cause us to lose customers and may materially harm our reputation and our operating results.
Our business operations, data centers, information technology and communications systems are vulnerable to damage or interruption from natural disasters, human error, malicious attacks, fire, power loss, telecommunications failures, computer viruses, computer denial of service attacks, terrorist attacks and other events beyond our control. The majority of our research and development activities, our corporate headquarters, our principal information technology systems, and other critical business operations are located near major seismic faults. We do not carry earthquake insurance for direct quake-related losses. Our future financial results may be materially harmed in the event of a major earthquake or other natural or man-made disaster.
We rely on internal systems and external systems maintained by manufacturers, distributors and other service providers to take and fulfill customer orders, handle customer service requests and host certain online activities. Any interruption or failure of our internal or external systems may prevent us or our service providers from accepting and fulfilling customer orders or cause company and customer data to be unintentionally disclosed. Our continuing efforts to upgrade and expand our network security and other information systems as well as our high-availability capabilities may be costly, and problems with the design or implementation of system enhancements may harm our business and our results of operations.
Our hosting, collection, use and retention of personal customer information and data create risk that may harm our business.
A number of our businesses collect, use and retain large amounts of personal customer information and data, including credit card numbers, tax return information, bank account numbers and passwords, personal and business financial data, social security numbers, healthcare information and payroll information. We may also develop new business models that use certain personal information, or data derived from personal information. In addition, we collect and maintain personal information of our employees in the ordinary course of our business. Some of this personal customer and employee information is held and some transactions are executed by third parties. In addition, as many of our products and services are Web-based, the amount of data we store for our users on our servers (including personal information) has been increasing. We and our vendors use commercially available security technologies to protect transactions and personal information. We use security and business controls to limit access and use of personal information. However, individuals or third parties may be able to circumvent these security and business measures, and errors in the storage, use or transmission of personal information may result in a breach of customer or employee privacy or theft of assets, which may require notification under applicable data privacy regulations. We employ contractors, temporary and seasonal employees who may have access to the personal information of customers and employees or who may execute transactions in the normal course of their duties. While we conduct background checks of our employees and other individuals and limit access to systems and data, it is possible that one or more of these individuals may circumvent these controls, resulting in a security breach.
The ability to execute transactions and the possession and use of personal information and data in conducting our business subjects us to legislative and regulatory burdens that may require notification to customers or employees of a security breach, restrict our use of personal information and hinder our ability to acquire new customers or market to existing customers. As our business continues to expand to new industry segments that may be more highly regulated for privacy and data security, and to countries outside the United States that have more strict data protection laws, our compliance requirements and costs may increase. We have incurred — and may continue to incur — significant expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations.
A major breach of our security measures or those of third parties that execute transactions or hold and manage personal information may have serious negative consequences for our businesses, including possible fines, penalties and damages, reduced customer demand for our services, harm to our reputation and brands, further regulation and oversight by federal or state agencies, and loss of our ability to provide financial transaction services or accept and process customer credit card orders or tax returns. From time to time, we detect, or receive notices from customers or public or private agencies that they have detected, vulnerabilities in our servers, our software or third-party software components that are distributed with our products. The existence of vulnerabilities, even if they do not result in a security breach, may harm customer confidence and require substantial resources to address, and we may not be able to discover or remediate such security vulnerabilities before they are exploited. In addition, hackers develop and deploy viruses, worms and other malicious software programs that may attack our offerings. Although this is an industry-wide problem that affects software across platforms, it is increasingly affecting our offerings because hackers tend to focus their efforts on the more popular programs and offerings and we expect them to continue to do so. If hackers were able to circumvent our security measures, we may lose personal information. Although we have commercially available network and application security, internal control measures, and physical security procedures to safeguard our systems, there can be no assurance that a security breach, loss or theft of personal information will not occur, which may harm our business, customer reputation and future financial results and may require us to expend significant resources to address these problems, including notification under data privacy regulations.
If we are unable to develop, manage and maintain critical third party business relationships, our business may be adversely affected.
Our growth is dependent on the strength of our business relationships and our ability to continue to develop, maintain and leverage new and existing relationships. We rely on various third party partners, including software and service providers, suppliers, vendors, manufacturers, distributors, financial institutions, core processors, licensing partners and development partners, among others, in many areas of our business in order to deliver our offerings and operate our business. We also rely on third parties to support the operation of our business by maintaining our physical facilities, equipment, power systems and infrastructure. In certain instances, these third party relationships are sole source or limited source relationships and can be difficult to replace or substitute depending on the level of integration of the third party’s products or services into, or with, our offerings and/or the general availability of such third party’s products and services. In addition, there may be few or no alternative third party providers or vendors in the market. The failure of third parties to provide acceptable and high quality products, services and technologies or to update their products, services and technologies may result in a disruption to our business operations, which may reduce our revenues and profits, cause us to lose customers and damage our reputation. Alternative arrangements and services may not be available to us on commercially reasonable terms or we may experience business interruptions upon a transition to an alternative partner.
In particular, we have relationships with banks, credit unions or other financial institutions, both as customers and as suppliers of certain critical services we offer to our other customers. If macroeconomic conditions or other factors cause any of these institutions to fail, consolidate or institute cost-cutting efforts, our business and financial results may suffer and we may be unable to offer those services to our customers.
Increased government regulation of our businesses may harm our operating results.
Many of our businesses are in highly regulated areas, including our tax, payroll, payments, financial services and healthcare businesses. The application of these laws and regulations to our businesses is often unclear and compliance with these regulations may involve significant costs or require changes to our business practices that result in reduced revenue. In addition, there have been significant new regulations and heightened focus by the government on many of these areas.

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
Our Financial Services business provides services to banks, credit unions and other financial institutions that are subject to extensive and complex federal and state regulation. As a result, our financial institution customers require that our products and services comply with the regulations applicable to these customers. If we are unable to comply with these regulations, we may incur significant costs and penalties, face litigation or governmental proceedings, and lose our ability to sell to these customers. Any of these adverse events may harm our future financial results and our reputation.
If we fail to process transactions effectively or fail to adequately protect against disputed or potential fraudulent activities, our revenue and earnings may be harmed.
Our operations process a significant volume and dollar value of transactions on a daily basis, especially in our payroll and payments businesses. Due to the size and volume of transactions that we handle, effective processing systems and controls are essential to ensure that transactions are handled appropriately. Despite our efforts, it is possible that we may make errors or that funds may be misappropriated due to fraud. In our payroll and payments businesses, we have been experiencing an increasing amount of fraudulent activities not only by our customers, but also targeted fraud by third parties aimed directly at our offerings. In addition to any direct damages and fines that any such problems may create, which may be substantial, the loss of customer confidence in our controls may seriously harm our business. The systems supporting our business are comprised of multiple technology platforms that are difficult to scale. If we are unable to effectively manage our systems and processes we may be unable to process customer data in an accurate, reliable and timely manner, which may harm our business. In our payments processing service business if merchants for whom we process payment transactions are unable to pay refunds due to their customers in connection with disputed or fraudulent merchant transactions, we may be required to pay those amounts and our payments may exceed the amount of the customer reserves we have established to make such payments.
Third parties claiming that we infringe their proprietary rights may cause us to incur significant legal expenses and prevent us from selling our products.
As the number of products in the software industry increases and the functionality of these products further overlap, and as we acquire technology through acquisitions or licenses, we may become increasingly subject to infringement claims, including patent, copyright, and trademark infringement claims. Litigation may be necessary to determine the validity and scope of the patent rights of others. We have received an increasing number of allegations of patent infringement claims in the past and expect to receive more claims in the future based on allegations that our offerings infringe upon patents held by third parties. Some of these claims are the subject of pending litigation against us and against some of our customers. These claims may involve patent holding companies or other adverse patent owners who have no relevant product revenues of their own, and against whom our own patents may provide little or no deterrence. The ultimate outcome of any allegation is uncertain and, regardless of outcome, any such claim, with or without merit, may be time consuming to defend, result in costly litigation, divert management’s time and attention from our business, require us to stop selling, delay shipping or redesign our products, or require us to pay monetary damages for royalty or licensing fees, or to satisfy indemnification obligations that we have with some of our customers. Our failure to obtain necessary license or other rights, or litigation arising out of intellectual property claims may harm our business.
We rely on third party intellectual property in our products and services.
Many of our products and services include intellectual property of third parties, which we license under agreements that must be renewed or renegotiated from time to time. We may not be able to obtain licenses to these third party technologies or content on reasonable terms, or at all. If we are unable to obtain the rights necessary to use this intellectual property in our products and services, we may not be able to sell the affected offerings, which may in turn harm our future financial results. Also, we and our customers have been and may continue to be subject to infringement claims as a result of the third party intellectual property incorporated in to our offerings. Although we try to mitigate this risk and we may not be ultimately liable for any potential infringement, pending claims require us to use significant resources, require management attention and could result in loss of customers.
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
Because competition for our key employees is intense, we may not be able to attract, retain and develop the highly skilled employees we need to support our planned growth.
Much of our future success depends on the continued service and availability of skilled personnel, including members of our executive team, and those in technical, marketing and staff positions. Experienced personnel in the software and Software as a Service industries are in high demand and competition for their talents is intense, especially in California and India, where the majority of our employees are located. Also, as we strive to continue to adapt to technological change and introduce new and enhanced products and business models, we must be able to secure, maintain and develop the right quality and quantity of engaged and committed talent. Although we strive to be an employer of choice, we may not be able to continue to successfully attract, retain and develop key personnel which may cause our business to suffer.
As our product and service offerings become more tightly integrated, we may be required to recognize the related revenue over relatively longer periods of time.
Our expanding range of products and services, and the combinations in which we offer them, generate different revenue streams than our traditional desktop software businesses, and the accounting policies that apply to revenue from these offerings are complex. For example, as we offer online services bundled with other products, we may be required to defer a higher percentage of our product revenue into future fiscal periods. In addition, as we offer more services on a subscription basis, we recognize revenue from those services over the periods in which the services are provided. This may result in significant shifts of revenue from quarter to quarter, or from one fiscal year to the next.

The nature of our products and services necessitates timely product launches and if we experience significant product quality problems or delays, it may harm our revenue, earnings and reputation.
All of our tax products and many of our non-tax products have rigid development timetables that increase the risk of errors in our products and the risk of launch delays. Our tax preparation software product development cycle is particularly challenging due to the need to incorporate unpredictable tax law and tax form changes each year and because our customers expect high levels of accuracy and a timely launch of these products to prepare and file their taxes by the tax filing deadline. Due to the complexity of our products and the condensed development cycles under which we operate, our products sometimes contain “bugs” that may unexpectedly interfere with the operation of the software. The complexity of our products may also make it difficult for us to consistently deliver offerings that contain the features, functionality and level of accuracy that our customers expect. When we encounter problems we may be required to modify our code, distribute patches to customers who have already purchased the product and recall or repackage existing product inventory in our distribution channels. If we encounter development challenges or discover errors in our products late in our development cycle it may cause us to delay our product launch date. Any major defects or launch delays may lead to loss of customers and revenue, negative publicity, customer and employee dissatisfaction, reduced retailer shelf space and promotions, and increased operating expenses, such as inventory replacement costs, legal fees or payments resulting from our commitment to reimburse penalties and interest paid by customers due solely to calculation errors in our consumer tax preparation products.
Our revenue and earnings are highly seasonal and our quarterly results fluctuate significantly.
Several of our businesses are highly seasonal causing significant quarterly fluctuations in our financial results. Revenue and operating results are usually strongest during the second and third fiscal quarters ending January 31 and April 30 due to our tax businesses contributing most of their revenue during those quarters and the timing of the release of our small business software products and upgrades. We experience lower revenues, and significant operating losses, in the first and fourth quarters ending October 31 and July 31. Our financial results may also fluctuate from quarter to quarter and year to year due to a variety of factors, including changes in product sales mix that affect average selling prices; product release dates; the timing of delivery of federal and state tax forms; the timing of our discontinuation of support for older product offerings; changes to our bundling strategy, such as the inclusion of upgrades with certain offerings; changes to how we communicate the availability of new functionality in the future (any of which may impact the pattern of revenue recognition); and the timing of acquisitions, divestitures, and goodwill and acquired intangible asset impairment charges.
We are frequently a party to litigation and regulatory inquiries which could result in an unfavorable outcome and have an adverse effect on our business, financial condition, results of operation and cash flows.
We are subject to various legal proceedings, claims and regulatory inquiries that have arisen out of the ordinary conduct of our business and are not yet resolved and additional claims and inquiries may arise in the future. The number and significance of these claims and inquiries have increased as our businesses have evolved. Any proceedings, claims or inquiries initiated by or against us, whether successful or not, may be time consuming; result in costly litigation, damage awards, injunctive relief or increased costs of business; require us to change our business practices; require significant amounts of management time; result in diversion of significant operations resources; or otherwise harm of business and future financial results.
The continued global economic downturn may harm our business and financial condition.
The continued global economic downturn has caused disruptions and extreme volatility in global financial markets and increased rates of default and bankruptcy, and has impacted consumer and small business spending. These macroeconomic developments have affected and may continue to negatively affect our business and financial condition. In particular, because the majority of our revenue is derived from sales within the U.S., economic conditions in the U.S. have an even greater impact on us than companies with a more diverse international presence. Potential new customers may not purchase or delay purchase of our products and services, and many of our existing customers may discontinue purchasing or delay upgrades of our existing products and services, thereby negatively impacting our revenues and future financial results. Decreased consumer spending levels may also reduce credit and debit card transaction processing volumes causing reductions in our payments revenue. Poor economic conditions and high unemployment has caused, and may continue to cause, a significant decrease in the number of tax returns filed, which may have a significant effect on the number of tax returns we prepare and file. In addition, weakness in the end-user consumer and small business markets may negatively affect the cash flow of our distributors and resellers who may, in turn, delay paying their obligations to us, which may increase our credit risk exposure and cause delays in our recognition of revenue or future sales to these customers. Additionally, if macroeconomic or other factors continue to cause banks, credit unions, mortgage lenders and other financial institutions to fail, or result in further cost-cutting efforts or consolidation of these entities, we may lose current or potential customers, achieve less revenue per customer and/or lose valuable relationships with such of these entities that provide critical services to our customers. Any of these events may harm our business and our future financial results.
We regularly invest resources to update and improve our internal information technology systems and software platforms. Should our investments not succeed, or if delays or other issues with new or existing internal technology systems and software platforms disrupt our operations, our business could be harmed.
We rely on our network and data center infrastructure and internal technology systems for many of our development, marketing, operational, support, sales, accounting and financial reporting activities. We are continually investing resources to update and improve these systems and environments in order to meet existing, as well as the growing and changing requirements of our business and customers. If we experience prolonged delays or unforeseen difficulties in updating and upgrading our systems and architecture, we may experience outages and may not be able to deliver certain offerings and develop new offerings and enhancements that we need to remain competitive. Such improvements and upgrades are often complex, costly and time consuming. In addition such improvements can be challenging to integrate with our existing technology systems, or may uncover problems with our existing technology systems. Unsuccessful implementation of hardware or software updates and improvements could result in outages, disruption in our business operations, loss of revenue or damage to our reputation.
Our international operations are subject to increased risks which may harm our business, operating results, and financial condition.
In addition to uncertainty about our ability to generate revenues from our foreign operations and expand into international markets, there are risks inherent in doing business internationally, including:
•	trade barriers and changes in trade regulations;
•	difficulties in developing, staffing, and simultaneously managing a large number of varying foreign operations as a result of distance, language, and cultural differences;
•	stringent local labor laws and regulations;
•	profit repatriation restrictions, and foreign currency exchange restrictions;
•	political or social unrest, economic instability, repression, or human rights issues;
•	geopolitical events, including acts of war and terrorism;
•	import or export regulations;
•	compliance with U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to government officials;
•	different and more stringent user protection, data protection, privacy and other laws; and
•	risks related to other government regulation or required compliance with local laws.
Violations of the complex foreign and U.S. laws and regulations that apply to our international operations may result in fines, criminal actions or sanctions against us, our officers or our employees, prohibitions on the conduct of our business and damage to our reputation. Although we have implemented policies and procedures designed to promote compliance with these laws, there can be no assurance that our employees, contractors or agents will not violate our policies. These risks inherent in our international operations and expansion increase our costs of doing business internationally and may result in harm to our business, operating results, and financial condition.
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
Unanticipated changes in our income tax rates may affect our future financial results.
Our future effective income tax rates may be favorably or unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or their interpretation. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. These continuous examinations may result in unforeseen tax-related liabilities, which may harm our future financial results.
Amortization of acquired intangible assets and impairment charges may cause significant fluctuation in our net income.
Our acquisitions have resulted in significant expenses, including amortization and impairment of acquired technology and other acquired intangible assets, and impairment of goodwill. Total costs and expenses in these categories were approximately $91 million in fiscal 2010, $101 million in fiscal 2009, and $90 million in fiscal 2008. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. At July 31, 2010, we had $1.9 billion in goodwill and $256 million in net acquired intangible assets on our balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of acquired intangible assets, may have a significant negative impact on our future financial results.
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
Because acquisitions and divestitures are inherently risky, our transactions may not be successful and may, in some cases, harm our operating results or financial condition. If we use debt to fund acquisitions or for other purposes, our interest expense and leverage may increase significantly. If we issue equity securities as consideration in an acquisition, current shareholders’ percentage ownership and earnings per share may be diluted.
We have issued $1 billion in a debt offering and may incur other debt in the future, which may adversely affect our financial condition and future financial results.
In fiscal 2007 we issued $500 million in senior unsecured notes due in March 2012 and $500 million in senior unsecured notes due in March 2017. As this debt matures, we will have to expend significant resources to either repay or refinance these notes. If we decide to refinance the notes, we may be required to do so on different or less favorable terms or we may be unable to refinance the notes at all, both of which may adversely affect our financial condition.

We have also entered into a $500 million five-year revolving credit facility. Although we have no current plans to request any advances under this credit facility, we may use the proceeds of any future borrowing for general corporate purposes or for future acquisitions or expansion of our business.
This debt may adversely affect our financial condition and future financial results by, among other things:
•	increasing our vulnerability to downturns in our business, to competitive pressures and to adverse economic and industry conditions;
•	requiring the dedication of a portion of our expected cash from operations to service our indebtedness, thereby reducing the amount of expected cash flow available for other purposes, including capital expenditures and acquisitions; and
•	limiting our flexibility in planning for, or reacting to, changes in our businesses and our industries.
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

ITEM 1B
UNRESOLVED STAFF COMMENTS
None.
ITEM 2
PROPERTIES
Our principal locations, their purposes and the expiration dates for the leases on facilities at those locations as of July 31, 2010 are shown in the table below. We have renewal options on many of our leases.

			Principal
		Approximate	Lease
		Square	Expiration
Location	Purpose	Feet	Dates

Mountain View and Menlo Park, California	Principal offices, corporate headquarters and headquarters for Financial Management Solutions and Employee Management Solutions businesses	754,000	2012 - 2018

San Diego, California	Headquarters for Consumer Tax business, general office space and data center	537,000	2012 - 2017

Woodland Hills, Westlake Village and Calabasas, California	Headquarters for Payment Solutions and Financial Services businesses and data centers	274,000	2011 - 2018

Quincy, Washington	Data center	240,000	Owned

Plano, Texas	Headquarters for Accounting Professionals business and data center	166,000	2011
We also lease or own facilities in a number of other domestic locations and internationally in Canada, India, the United Kingdom and several other locations. We believe our facilities are adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed. See Note 10 to the financial statements in Item 8 of this report for more information about our lease commitments.
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
RESERVED
PART II
ITEM 5
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Intuit’s common stock is quoted on the NASDAQ Global Select Market under the symbol “INTU.” The following table shows the range of high and low sale prices reported on the NASDAQ Global Select Market for the periods indicated. The closing price of Intuit’s common stock on August 31, 2010 was $42.74.

	High	Low
Fiscal year ended July 31, 2009
First quarter	$32.00	$21.76
Second quarter	26.24	20.18
Third quarter	28.32	21.07
Fourth quarter	30.01	22.76

Fiscal year ended July 31, 2010
First quarter	$31.29	$27.20
Second quarter	31.97	28.79
Third quarter	36.43	29.00
Fourth quarter	40.00	33.24
Stockholders
As of September 8, 2010 we had approximately 750 record holders and approximately 143,000 beneficial holders of our common stock.
Dividends
Intuit has never paid any cash dividends on its common stock. We follow a disciplined capital allocation process that funds internal development of offerings and services, enables external investment in skills, technologies or companies that accelerate our growth, and returns funds not used in the business to shareholders through our stock repurchase program. We do not anticipate paying any cash dividends in the foreseeable future.
Recent Sales of Unregistered Securities
Our acquisition of Mint Software Inc. is described in Item 7 of this report under “Liquidity and Capital Resources — Business Combinations.” In connection with our acquisition of all of the outstanding equity interests of Mint, on November 2, 2009 we issued approximately 231,000 shares of our common stock to the sole stockholder of the Series D Preferred Stock of Mint. The shares of our common stock were unregistered and issued pursuant to Regulation D of the Securities Act of 1933, as amended. In connection with the issuance, we relied upon, among other things, investment representations made by the stockholder in a written agreement. Pursuant to the merger agreement, each outstanding share of Series D Preferred Stock of Mint was converted into a number of shares of our common stock, in accordance with an exchange ratio. The Intuit common stock issued at the closing of the acquisition had an aggregate value of approximately $6.7 million.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Stock repurchase activity during the three months ended July 31, 2010 was as follows:

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased	of Shares
			as Part of	That May Yet
	Total Number	Average	Publicly	Be Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	per Share	Plans	the Plans

May 1, 2010 through May 31, 2010	500,000	$34.96	500,000	$132,520,775

June 1, 2010 through June 30, 2010	1,868,857	$36.28	1,868,857	$64,718,937

July 1, 2010 through July 31, 2010	1,752,397	$36.93	1,752,397	$—

Total	4,121,254	$36.40	4,121,254

Notes:

1.	All shares purchased as part of publicly announced plans during the three months ended July 31, 2010 were purchased under a plan we announced on November 19, 2009 under which we were authorized to repurchase up to $600 million of our common stock from time to time over a three-year period ending on November 20, 2012. At July 31, 2010, we had expended all funds authorized by our Board of Directors for stock repurchases. On August 19, 2010 we announced a new stock repurchase program under which we are authorized to repurchase up to an additional $2 billion of our common stock from time to time over a three-year period ending on August 16, 2013.

Company Stock Price Performance
The graph below compares the cumulative total stockholder return on Intuit common stock for the last five full fiscal years with the cumulative total returns on the S&P 500 Index and the Morgan Stanley High Technology Index for the same period. The graph assumes that $100 was invested in Intuit common stock and in each of the other indices on July 31, 2005 and that all dividends were reinvested. Intuit has never paid cash dividends on its stock. The comparisons in the graph below are based on historical data — with Intuit common stock prices based on the closing price on the dates indicated — and are not intended to forecast the possible future performance of Intuit’s common stock.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Intuit Inc., the S&P 500 Index
and the Morgan Stanley Technology Index
*$100 invested on 7/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending July 31.
Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	7/05	7/06	7/07	7/08	7/09	7/10
Intuit Inc.	100.00	128.63	119.33	113.88	123.75	165.63
S&P 500	100.00	105.38	122.39	108.81	87.09	99.14
Morgan Stanley Technology	100.00	94.62	129.86	124.89	111.41	124.28

ITEM 6
SELECTED FINANCIAL DATA
The following tables show Intuit’s selected financial information for the past five fiscal years. The comparability of the information is affected by a variety of factors, including acquisitions and divestitures of businesses, issuance of long-term debt, share-based compensation expense, amortization of acquired technology and other acquired intangible assets, and repurchases of common stock under our stock repurchase programs.
On July 6, 2006 we implemented a two-for-one stock split in the form of a 100% stock dividend. All share and per share figures in the selected financial data below reflect this stock split.
In fiscal 2007 we acquired Digital Insight Corporation for a total purchase price of approximately $1.34 billion. In that fiscal year we also issued $1 billion in senior notes. In fiscal 2008, 2009 and 2010 we acquired several smaller companies, including Homestead Technologies Inc., Electronic Clearing House, Inc., PayCycle, Inc., Mint Software Inc. and Medfusion, Inc. We have included the results of operations for each of them in our consolidated results of operations from their respective dates of acquisition.
During fiscal 2007 and fiscal 2008 we transitioned certain outsourced payroll customers in connection with a sale of assets to Automatic Data Processing, Inc. (ADP). In addition, we sold our Intuit Technology Solutions business in fiscal 2006, our Intuit Distribution Management Solutions business in fiscal 2008, and our Intuit Real Estate Solutions business in fiscal 2010. We accounted for these three businesses as discontinued operations and, accordingly, we have reclassified the selected financial data for all periods presented to reflect them as such.
To better understand the information in these tables, investors should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report, and the financial statements and related notes in Item 8 of this report.

Consolidated Statement of Operations Data	Fiscal
(In millions, except per share amounts)	2010	2009	2008	2007	2006

Total net revenue	$3,455	$3,109	$2,993	$2,606	$2,241
Total costs and expenses	2,592	2,426	2,349	1,976	1,675
Operating income from continuing operations	863	683	644	630	566

Total share-based compensation expense included in total costs and expenses	134	130	111	75	69

Net income from continuing operations	539	447	447	439	381
Net income from discontinued operations	35	—	30	1	36
Net income	574	447	477	440	417

Net income per common share:
Basic net income per share from continuing operations	$1.71	$1.39	$1.36	$1.28	$1.10
Basic net income per share from discontinued operations	0.11	—	0.09	—	0.10

Basic net income per share	$1.82	$1.39	$1.45	$1.28	$1.20

Diluted net income per share from continuing operations	$1.66	$1.35	$1.32	$1.24	$1.06
Diluted net income per share from discontinued operations	0.11	—	0.09	—	0.10

Diluted net income per share	$1.77	$1.35	$1.41	$1.24	$1.16

Consolidated Balance Sheet Data	At July 31,
(In millions)	2010	2009	2008	2007	2006

Cash, cash equivalents and investments	$1,622	$1,347	$828	$1,303	$1,198
Long-term investments	91	97	288	—	—
Working capital	1,074	884	307	792	801
Total assets	5,198	4,826	4,667	4,252	2,770
Long-term debt	998	998	998	998	—
Other long-term obligations	158	187	122	57	14
Total stockholders’ equity	2,821	2,557	2,080	2,036	1,739

ITEM 7
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) includes the following sections:
•	Executive Overview that discusses at a high level our operating results and some of the trends that affect our business.

•	Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments underlying our financial statements.

•	Results of Operations that includes a more detailed discussion of our revenue and expenses.

•	Liquidity and Capital Resources which discusses key aspects of our statements of cash flows, changes in our balance sheets and our financial commitments.
You should note that this MD&A discussion contains forward-looking statements that involve risks and uncertainties. Please see the section entitled “Forward-Looking Statements and Risk Factors” at the beginning of Item 1A for important information to consider when evaluating such statements.
You should read this MD&A in conjunction with the financial statements and related notes in Item 8 of this report. In fiscal 2008 we acquired Homestead Technologies Inc. and Electronic Clearing House, Inc. (ECHO), in fiscal 2009 we acquired PayCycle, Inc., and in fiscal 2010 we acquired Mint Software Inc. and Medfusion, Inc. We have included the results of operations for each of them in our consolidated results of operations from their respective dates of acquisition.
We have reclassified our financial statements for all periods presented to reflect our Intuit Distribution Management Solutions and Intuit Real Estate Solutions businesses as discontinued operations. See “Results of Operations — Discontinued Operations and Dispositions” later in this Item 7 for more information. Unless otherwise noted, the following discussion pertains only to our continuing operations.
Executive Overview
This overview provides a high level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important in order to understand our financial results for fiscal 2010 as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Annual Report on Form 10-K.
Overview of Financial Results
Total net revenue for fiscal 2010 was $3.5 billion, an increase of 11% compared with fiscal 2009. Revenue was higher in all of our business segments. Consumer Tax segment revenue increased $150 million or 15% due to growth in TurboTax Online units. Operating income from continuing operations increased 26% in fiscal 2010 compared with fiscal 2009. Cost of service and other revenue as a percentage of related revenue was slightly lower in fiscal 2010 due to unit growth in TurboTax Online units. Operating expenses increased due to incentive compensation that was directly related to our financial results and the addition of operating expenses for acquired businesses. Net income from continuing operations increased 21% in fiscal 2010 compared with fiscal 2009. Our effective tax rate for fiscal 2010 was approximately 34% and our effective tax rate for fiscal 2009 was approximately 31%. Due to all of the foregoing factors, diluted net income per share from continuing operations of $1.66 for fiscal 2010 grew 23% compared with fiscal 2009.
We ended fiscal 2010 with cash, cash equivalents and investments totaling $1.6 billion. In fiscal 2010 we generated cash from operations, from the issuance of common stock under employee stock plans, and from the sale of our Intuit Real Estate Solutions business. During the same period we used cash for the repurchase of shares of our common stock under our stock repurchase programs, for net purchases of investments, for the acquisitions of Mint and Medfusion, and for capital expenditures. At July 31, 2010, we had expended all funds authorized by our Board of Directors for stock repurchases. On August 19, 2010 we announced a new stock repurchase program under which we are authorized to repurchase up to an additional $2 billion of our common stock from time to time over a three-year period ending on August 16, 2013.

Seasonality
Our QuickBooks, Consumer Tax and Accounting Professionals offerings are highly seasonal. Revenue from our QuickBooks software products tends to be highest during our second and third fiscal quarters. Sales of income tax preparation products and services are heavily concentrated in the period from November through April. In our Consumer Tax business, a greater proportion of our revenue has been occurring later in this seasonal period due in part to the growth in sales of TurboTax Online, for which revenue is recognized upon printing or electronic filing of a tax return. These seasonal patterns mean that our total net revenue is usually highest during our second quarter ending January 31 and third quarter ending April 30. We typically report losses in our first quarter ending October 31 and fourth quarter ending July 31, when revenue from our tax businesses is minimal while operating expenses continue at relatively consistent levels. We believe the seasonality of our revenue and profitability is likely to continue in the future.
Critical Accounting Policies and Estimates
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Senior management has reviewed the development and selection of these critical accounting policies and their disclosure in this Annual Report on Form 10-K with the Audit and Risk Committee of our Board of Directors.
Revenue Recognition
We derive revenue from the sale of packaged software products, license fees, software subscriptions, product support, hosting services, payroll services, merchant services, professional services, transaction fees and multiple element arrangements that may include any combination of these items. We follow the appropriate revenue recognition rules for each type of revenue. For additional information, see “Revenue Recognition” in Note 1 to the financial statements in Item 8 of this report. We generally recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collectibility is probable. However, determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report. For example, for multiple element arrangements we must make assumptions and judgments in order to allocate the total price among the various elements we must deliver, to determine whether undelivered services are essential to the functionality of the delivered products and services, to determine whether vendor-specific evidence of fair value exists for each undelivered element and to determine whether and when each element has been delivered. If we were to change any of these assumptions or judgments, it could cause a material increase or decrease in the amount of revenue that we report in a particular period. Amounts for fees collected or invoiced and due relating to arrangements where revenue cannot be recognized are reflected on our balance sheet as deferred revenue and recognized when the applicable revenue recognition criteria are satisfied.
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
In the past, actual returns and rebates have not differed significantly from the reserves that we have established. However, actual returns and rebates in any future period are inherently uncertain. If we were to change our assumptions and estimates, our revenue reserves would change, which would impact the net revenue we report. If actual returns and rebates are significantly greater than the reserves we have established, the actual results would decrease our future reported revenue. Conversely, if actual returns and rebates are significantly less than our reserves, this would increase our future reported revenue. For example, if we had increased our fiscal 2010 returns reserves by 1% of non-consignment sales to retailers for QuickBooks, TurboTax and Quicken, our total net revenue for fiscal 2010 would have been about $3 million lower.
Allowance for Doubtful Accounts
We make ongoing assumptions relating to the collectibility of our accounts receivable. The accounts receivable amounts presented on our balance sheets include reserves for accounts that might not be paid. In determining the amount of these reserves, we consider our historical level of credit losses. We also make judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and we assess current economic trends that might impact the level of credit losses in the future. Our reserves have generally been adequate to cover our actual credit losses. However, since we cannot reliably predict future changes in the financial stability of our customers, we cannot guarantee that our reserves will continue to be adequate. If actual credit losses are significantly greater than the reserve we have established, that would increase our general and administrative expenses and reduce our reported net income. Conversely, if actual credit losses are significantly less than our reserve, this would eventually decrease our general and administrative expenses and increase our reported net income. We had a total of $157 million in gross accounts receivable on our balance sheet at July 31, 2010.
Fair Value of Investments
As described in Note 2 to the financial statements in Item 8 of this report, we estimate the fair value of our available-for-sale securities each quarter. These investments consist of cash equivalents, municipal bonds, U.S. treasury securities, U.S. agency securities, corporate notes and municipal auction rate securities. Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. When identical or similar assets are traded in active markets, the level of judgment required to estimate their fair value is relatively low. This is generally true for our cash equivalents, which we consider to be Level 1 assets, and our municipal bonds, U.S. agency securities and corporate notes, which we consider to be Level 2 assets. However, significant judgment is required to estimate the fair value of assets and liabilities when observable inputs are not available (Level 3). For example, we use a discounted cash flow model to estimate the fair value of our municipal auction rate securities because we have determined that the market for those securities is inactive. We based this determination on the fact that due to a decrease in liquidity in the global credit markets, regularly scheduled auctions for the municipal auction rate securities we hold have generally failed since February 2008. Some of the key inputs to our discounted cash flow model are inherently uncertain. The key inputs include projected future interest rates; the likely timing of principal repayments; the probability of full repayment; publicly available pricing data for recently issued similar securities that are not subject to auctions; and the impact of the reduced liquidity for auction rate securities. At July 31, 2010, we held a total of $87 million in municipal auction rate securities.
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
Fair Value of Nonfinancial Assets and Nonfinancial Liabilities
We estimate the fair values of nonfinancial assets and nonfinancial liabilities that we do not recognize or disclose at fair value on a recurring basis (at least annually) in accordance with authoritative guidance. These include nonfinancial assets acquired and liabilities assumed in a business combination, reporting units measured at fair value in a goodwill impairment test, and other nonfinancial assets or liabilities measured at fair value for impairment testing.
We define fair value as the price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Given the nature of nonfinancial assets and liabilities, evaluating their fair value from the perspective of a market participant is inherently complex. For example, if there are no known markets or we do not have access to any markets, we are required to identify hypothetical market participants and develop a hypothetical market based on the expected assumptions of those market participants. In addition, we are required to consider and use all appropriate valuation methods. Using multiple valuation methods can yield a range of possible results, which we must evaluate in order to choose the most representative point within the range.
Assumptions and estimates about future values can be affected by a variety of internal and external factors. Changes in these factors may require us to revise our estimates and record future impairment charges for goodwill and acquired intangible assets, or retroactively adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with business combinations. These charges and adjustments could materially decrease our operating income and net income and result in lower asset values on our balance sheet.
Business Combinations
As described in Note 1, “Description of Business and Summary of Significant Accounting Policies — Business Combinations,” in Item 8 of this report, under the acquisition method of accounting we generally recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree at their fair values as of the date of acquisition. We measure goodwill as the excess of consideration transferred, which we also measure at fair value, over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. The acquisition method of accounting requires us to make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets, deferred tax asset valuation allowances, liabilities related to uncertain tax positions, and contingencies. This method also requires us to refine these estimates over a one-year measurement period to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to retroactively adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could materially decrease our operating income and net income and result in lower asset values on our balance sheet.
Significant estimates and assumptions in estimating the fair value of acquired technology, customer lists, and other identifiable intangible assets include future cash flows that we expect to generate from the acquired assets. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could record impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could be accelerated or slowed.

Goodwill, Acquired Intangible Assets and Other Long-Lived Assets — Impairment Assessments
We estimate the fair value of acquired intangible assets and other long-lived assets that have finite useful lives whenever an event or change in circumstances indicates that the carrying value of the asset may not be recoverable. We test for potential impairment of goodwill and other intangible assets that have indefinite useful lives annually in our fourth fiscal quarter or whenever indicators of impairment arise. The timing of the annual test may result in charges to our statement of operations in our fourth fiscal quarter that could not have been reasonably foreseen in prior periods.
As described in Note 1 to the financial statements in Item 8 of this report, in order to estimate the fair value of goodwill we use a weighted combination of a discounted cash flow model (known as the income approach) and comparisons to publicly traded companies engaged in similar businesses (known as the market approach). The income approach requires us to use a number of assumptions, including market factors specific to the business, the amount and timing of estimated future cash flows to be generated by the business over an extended period of time, long-term growth rates for the business, and a rate of return that considers the relative risk of achieving the cash flows and the time value of money. We evaluate cash flows at the reporting unit level and the number of reporting units that we have identified may make impairment more probable than it would be at a company with fewer reporting units and more integrated operations following acquisitions. Although the assumptions we use in our discounted cash flow model are consistent with the assumptions we use to generate our internal strategic plans and forecasts, significant judgment is required to estimate the amount and timing of future cash flows from each reporting unit and the relative risk of achieving those cash flows. When using the market approach, we make judgments about the comparability of publicly traded companies engaged in similar businesses. We base our judgments on factors such as size, growth rates, profitability, risk, and return on investment. We also make judgments when adjusting market multiples of revenue, operating income, and earnings for these companies to reflect their relative similarity to our own businesses. We had a total of $1.9 billion in goodwill on our balance sheet at July 31, 2010. See Note 5 to the financial statements in Item 8 of this report for a summary of goodwill by reportable segment.
We estimate the recoverability of acquired intangible assets and other long-lived assets that have finite useful lives by comparing the carrying amount of the asset to the future undiscounted cash flows that we expect the asset to generate. In order to estimate the fair value of those assets, we estimate the present value of future cash flows from those assets. The key assumptions that we use in our discounted cash flow model are the amount and timing of estimated future cash flows to be generated by the asset over an extended period of time and a rate of return that considers the relative risk of achieving the cash flows and the time value of money. Significant judgment is required to estimate the amount and timing of future cash flows and the relative risk of achieving those cash flows. We also make judgments about the remaining useful lives of acquired intangible assets and other long-lived assets that have finite lives. We had a total of $256 million in net acquired intangible assets on our balance sheet at July 31, 2010.
Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. For example, if our future operating results do not meet current forecasts or if we experience a sustained decline in our market capitalization that is determined to be indicative of a reduction in fair value of one or more of our reporting units, we may be required to record future impairment charges for goodwill and acquired intangible assets. Impairment charges could materially decrease our future net income and result in lower asset values on our balance sheet.
In the fourth quarter of fiscal 2010 we performed our annual goodwill impairment test. As described in Note 1, “Description of Business and Summary of Significant Accounting Policies – Goodwill, Acquired Intangible Assets and Other Long-Lived Assets,” in step one of that test we compared the estimated fair value of each reporting unit to its carrying value. The estimated fair values of all of our reporting units exceeded their carrying values and we concluded that they were not impaired. Consequently, we recorded no goodwill impairment charges for the twelve months ended July 31, 2010.
During our fiscal 2010 goodwill impairment analysis, we concluded that the estimated fair values of all of our reporting units substantially exceeded their carrying values. The estimated fair value of our Financial Services reporting unit exceeded its carrying value of $1.1 billion by approximately 18%, compared with approximately 5%

in the fourth quarter of fiscal 2009. In the course of estimating the fair value of our Financial Services reporting unit, we considered the extent to which it was consistently meeting or exceeding internal financial expectations and key business milestones, and the extent to which it was consistently meeting or exceeding the financial performance of similar lines of business within comparable companies. The fiscal 2010 increase in fair value for this reporting unit was predominantly due to increases in revenue, operating income, and earnings multiples for comparable publicly traded companies engaged in similar businesses, which are key inputs to the market approach analysis that we perform.
As discussed above, estimates of fair value for all of our reporting units can be affected by a variety of external and internal factors. The recent global economic downturn has caused significant disruptions in global financial markets and in the banking and financial services industry. Potential events or circumstances that could reasonably be expected to negatively affect the key assumptions we used in estimating the fair value of our Financial Institutions reporting unit include the consolidation or failure of financial institutions, which may result in a smaller market for our products and services and may cause us to lose relationships with key customers, and cost-cutting efforts by financial institutions, which may cause us to lose current or potential customers or achieve less revenue per customer. If the estimated fair value of our Financial Institutions reporting unit declines due to any of these factors, we may be required to record future goodwill impairment charges.
Accounting for Share-Based Compensation Plans
At July 31, 2010, there was $280 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans which we will amortize to expense in the future. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.1 years.
We use a lattice binomial model and the assumptions described in Note 12 to the financial statements in Item 8 of this report to estimate the fair value of stock options granted. We estimate the expected term of options granted based on implied exercise patterns using a binomial model. We estimate the volatility of our common stock at the date of grant based on the implied volatility of publicly traded one-year and two-year options on our common stock. Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. We base the risk-free interest rate that we use in our option valuation model on the implied yield in effect at the time of option grant on constant maturity U.S. Treasury issues with equivalent remaining terms. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in our option valuation model. We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. We amortize the fair value of options on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. We may elect to use different assumptions under our option valuation model in the future, which could materially affect our net income or loss and net income or loss per share.
Restricted stock units (RSUs) granted typically vest based on continued service. We value these time-based RSUs at the date of grant using the intrinsic value method and amortize those values on a straight-line basis adjusted for estimated forfeitures over the restriction period. Certain RSUs granted to senior management vest based on the achievement of pre-established performance or market goals. We estimate the fair value of performance-based RSUs at the date of grant using the intrinsic value method and the probability that the specified performance criteria will be met. We amortize those fair values over the requisite service period adjusted for estimated forfeitures for each separately vesting tranche of the award. We estimate the fair value of market-based RSUs at the date of grant using a Monte Carlo valuation methodology and amortize those fair values over the requisite service period adjusted for estimated forfeitures for each separately vesting tranche of the award.
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
Income Taxes — Estimates of Deferred Taxes, Valuation Allowances and Uncertain Tax Positions
We estimate our income taxes based on the various jurisdictions where we conduct business. Significant judgment is required in determining our worldwide income tax provision. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax rules and the potential for future adjustment of our uncertain tax positions by the United States Internal Revenue Service or other taxing jurisdictions. We estimate our current tax liability and assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our balance sheet. We must then assess the likelihood that our deferred tax assets will be realized. To the extent we believe that realization is not likely, we establish a valuation allowance. When we establish a valuation allowance or increase this allowance in an accounting period, we record a corresponding tax expense in our statement of operations.
At July 31, 2010, we had net deferred tax assets of $158 million which included a valuation allowance of $8 million for certain state and foreign net operating loss carryforwards. We recorded the valuation allowance to reflect uncertainties about whether we will be able to utilize some of our deferred tax assets before they expire. The valuation allowance is based on our estimates of taxable income for the jurisdictions in which we operate and the period over which our deferred tax assets will be realizable. While we have considered future taxable income in assessing the need for a valuation allowance, we could in the future be required to increase the valuation allowance to take into account additional deferred tax assets that we may be unable to realize. An increase in the valuation allowance would have an adverse impact, which could be material, on our income tax provision and net income in the period in which we record the increase.
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

Results of Operations
Financial Overview

	Fiscal	Fiscal	Fiscal	2010-2009	2009-2008
(Dollars in millions, except per share amounts)	2010	2009	2008	% Change	% Change

Total net revenue	$3,455	$3,109	$2,993	11%	4%
Operating income from continuing operations	863	683	644	26%	6%
Net income from continuing operations	539	447	447	21%	0%
Diluted net income per share from continuing operations	$1.66	$1.35	$1.32	23%	2%
Fiscal 2010 Compared with Fiscal 2009
Total net revenue increased $346 million or 11% in fiscal 2010 compared with fiscal 2009. In our Small Business Group, Financial Management Solutions segment revenue increased 6% due to strength in Intuit Websites and higher average selling prices for QuickBooks. Employee Management Solutions segment revenue increased 15% due to our July 2009 acquisition of PayCycle and price increases for desktop payroll customers. Payment Solutions segment revenue increased 8% due to growth in the merchant customer base, partially offset by lower transaction volume per merchant. In our Tax businesses, Consumer Tax segment revenue increased 15% due to 19% growth in TurboTax Online units. Accounting Professionals segment revenue grew 6% due to price increases. Financial Services segment revenue increased 7% due to growth in bill-pay end users and transaction volumes and higher FinanceWorks revenue. Other Businesses segment revenue increased 22% due to higher Quicken revenue and a favorable currency impact in our Canadian business.
Operating income from continuing operations increased $180 million or 26% in fiscal 2010 compared with fiscal 2009. Total costs and expenses were $166 million higher in fiscal 2010. Total costs and expenses for fiscal 2010 increased about $38 million due to higher cost of service and other revenue associated with growth in service and other revenue; about $42 million due to higher incentive compensation expenses that were directly related to our financial performance; and about $46 million due to operating expenses for PayCycle, Mint and Medfusion. See “Cost of Revenue” and “Operating Expenses” later in this Item 7 for more information.
Net income from continuing operations increased $92 million or 21% in fiscal 2010 compared with fiscal 2009. Our effective tax rate for fiscal 2010 was approximately 34% and our effective tax rate for fiscal 2009 was approximately 31%. See “Income Taxes” later in this item 7 for more information on the discrete tax items that affected both of these effective tax rates.
Due to all of the foregoing factors, diluted net income per share from continuing operations of $1.66 in fiscal 2010 increased 23% compared with $1.35 in fiscal 2009.
Fiscal 2009 Compared with Fiscal 2008
Total net revenue increased $116 million or 4% in fiscal 2009 compared with fiscal 2008. Consumer Tax segment revenue increased $67 million or 7% in fiscal 2009 due to 36% growth in TurboTax Online units, which more than offset an 11% decrease in TurboTax desktop units. Payment Solutions segment revenue increased $37 million or 15% in fiscal 2009 due to growth in the core merchant services customer base and revenue from ECHO, partially offset by a decline in transaction processing volume per customer. Employee Management Solutions segment revenue increased $28 million or 8% in fiscal 2009 due to the realization of the full effect of pricing changes made in fiscal 2008. Accounting Professionals segment revenue increased $25 million or 8% in fiscal 2009 due to price increases and Financial Services revenue increased $12 million or 4% due to growth in online banking and bill-pay end users, partially offset by a decline in revenue per end user. Revenue in our Other Businesses segment decreased $41 million or 16% in fiscal 2009 and revenue in our Financial Management Solutions segment decreased $13 million or 2%. We believe that fiscal 2009 revenue in these two segments was affected by slower small business and consumer spending. See “Business Segment Results” later in this Item 7 for more information.
Operating income from continuing operations for fiscal 2009 increased $39 million or 6% compared with fiscal 2008. Total costs and expenses were $77 million higher in fiscal 2009. In fiscal 2009 total costs and expenses increased about $49 million due to our fiscal 2008 acquisitions of Homestead and ECHO; about $31 million due to higher advertising and other marketing expenses to support the launch and subsequent promotion of TurboTax 2008 and QuickBooks 2009; about $27 million due to higher depreciation expense for investments in our infrastructure; about $19 million due to higher share-based compensation expense; and about $13 million due to a charge for the historical use of certain technology licensing rights. These increases in total costs and expenses were partially offset by decreases of about $45 million due to lower performance incentive payouts and about $33 million in compensation and benefit savings due to lower staffing levels and lower severance related charges in fiscal 2009. See “Cost of Revenue” and “Operating Expenses” later in this Item 7 for more information.
Net income from continuing operations was flat in fiscal 2009 compared with fiscal 2008. In fiscal 2008 we recorded a pre-tax gain of $52 million on the sale of certain outsourced payroll assets; there was no comparable transaction in fiscal 2009. See “Discontinued Operations and Dispositions” later in this Item 7 for more information. In addition, interest and other income decreased $25 million in fiscal 2009 compared with fiscal 2008. The impact of lower interest rates more than offset the impact of higher average invested balances and resulted in $19 million lower interest income. Our effective tax rate for fiscal 2009 was approximately 31% and our effective tax rate for fiscal 2008 was approximately 35%. See “Income Taxes” later in this Item 7 for more information about our effective tax rates for these periods.
Due to the foregoing factors, diluted net income per share from continuing operations of $1.35 in fiscal 2009 increased 2% compared with $1.32 in fiscal 2008.
Business Segment Results
The information below is organized in accordance with our seven reportable business segments. Results for our Other Businesses segment have been adjusted for all periods presented to exclude results for our Intuit Real Estate Solutions business, which became a discontinued operation in the second quarter of fiscal 2010. See Note 8 to the financial statements in Item 8 of this report for more information.
Segment operating income is segment net revenue less segment cost of revenue and operating expenses. Segment expenses do not include certain costs, such as corporate selling and marketing, product development, and general and administrative expenses and share-based compensation expenses, which are not allocated to specific segments. These unallocated costs totaled $609 million in fiscal 2010, $514 million in fiscal 2009 and $542 million in fiscal 2008. Unallocated costs increased in fiscal 2010 compared with fiscal 2009 due to increases in corporate selling and marketing expenses in support of the growth of our businesses. Segment expenses also do not include amortization of acquired technology and amortization of other acquired intangible assets. See Note 15 to the financial statements in Item 8 of this report for reconciliations of total segment operating income to consolidated operating income for each fiscal year presented.
We calculate revenue growth rates and segment operating margin figures using dollars in thousands. Those results may vary slightly from figures calculated using the dollars in millions presented.

Financial Management Solutions

	Fiscal	Fiscal	Fiscal	2010-2009	2009-2008
(Dollars in millions)	2010	2009	2008	% Change	% Change

Product revenue	$382	$383	$446
Service and other revenue	229	196	146

Total segment revenue	$611	$579	$592	6%	-2%

% of total revenue	18%	19%	20%

Segment operating income	$152	$113	$170	34%	-33%

% of related revenue	25%	20%	29%
Financial Management Solutions (FMS) product revenue is derived primarily from QuickBooks desktop software products and financial supplies such as paper checks, envelopes, invoices, business cards and business stationery. FMS service and other revenue is derived primarily from QuickBooks Online; QuickBooks support plans; Intuit Websites, which provides website design and hosting services for small and medium-sized businesses; QuickBase; and royalties from small business online services.
Fiscal 2010 Compared with Fiscal 2009
FMS total net revenue increased $32 million or 6% in fiscal 2010 compared with fiscal 2009. About half of this increase was due to Intuit Websites customer growth. In our QuickBooks desktop business, higher average selling prices more than offset a 2% decline in total paid QuickBooks software units. Average selling prices were higher in fiscal 2010 because we offered fewer promotional discounts compared with fiscal 2009. QuickBooks Online and QuickBooks Enterprise Solutions customer growth also contributed to higher revenue in fiscal 2010.
FMS segment operating income as a percentage of related revenue increased to 25% in fiscal 2010 from 20% in fiscal 2009 due to the increase in revenue described above, partially offset by higher cost of revenue and customer service expenses associated with growth in Intuit Websites. Fiscal 2010 operating income also benefited from a decrease of about $16 million in staffing expenses compared with fiscal 2009.
Fiscal 2009 Compared with Fiscal 2008
FMS total net revenue decreased $13 million or 2% in fiscal 2009 compared with fiscal 2008. Excluding revenue from Homestead (now known as Intuit Websites), which we acquired in December 2007, FMS total net revenue decreased 6% in fiscal 2009. Total QuickBooks software unit sales, including activations of our free Simple Start offering, were up 6% in fiscal 2009 compared with fiscal 2008. Revenue per QuickBooks unit was lower in fiscal 2009 due to price promotion programs in some of our sales channels. QuickBooks Online subscriptions grew 11% and active QuickBooks Enterprise Solutions customers were up 12% in fiscal 2009 compared with fiscal 2008.
FMS segment operating income as a percentage of related revenue decreased to 20% in fiscal 2009 from 29% in fiscal 2008 due to the decrease in revenue described above and higher costs and expenses. Selling and marketing expenses increased approximately $41 million in fiscal 2009, including about $13 million due to our fiscal 2008 acquisition of Homestead and about $15 million due to higher advertising and other marketing expenses to support the launch and subsequent promotion of QuickBooks 2009. Product development expenses increased approximately $7 million in fiscal 2009 compared with fiscal 2008.

Employee Management Solutions

	Fiscal	Fiscal	Fiscal	2010-2009	2009-2008
(Dollars in millions)	2010	2009	2008	% Change	% Change

Product revenue	$249	$237	$213
Service and other revenue	169	128	124

Total segment revenue	$418	$365	$337	15%	8%

% of total revenue	12%	12%	11%

Segment operating income	$253	$208	$166	22%	25%

% of related revenue	60%	57%	49%
Employee Management Solutions (EMS) product revenue is derived primarily from QuickBooks Basic Payroll and QuickBooks Enhanced Payroll, which are products sold on a subscription basis that offer payroll tax tables, payroll reports, federal and state payroll tax forms, and electronic tax payment and filing to small businesses that prepare their own payrolls. EMS service and other revenue is derived primarily from QuickBooks Online Payroll, Intuit Online Payroll, fees for direct deposit services, and other small business payroll and employee management services. Service and other revenue for this segment also includes interest earned on funds held for customers.
Fiscal 2010 Compared with Fiscal 2009
EMS total net revenue increased $53 million or 15% in fiscal 2010 compared with fiscal 2009. Revenue was higher in fiscal 2010 due to our July 2009 acquisition of PayCycle and price increases for desktop payroll customers.
EMS segment operating income as a percentage of related revenue increased to 60% in fiscal 2010 from 57% in fiscal 2009. Higher revenue was partially offset by higher costs and expenses due to our acquisition of PayCycle.
Fiscal 2009 Compared with Fiscal 2008
EMS total net revenue increased $28 million or 8% in fiscal 2009 compared with fiscal 2008 due predominantly to the realization of the full effect in fiscal 2009 of pricing changes made in fiscal 2008. PayCycle, which we acquired in July 2009, had a negligible effect on fiscal 2009 EMS revenue.
EMS segment operating income as a percentage of related revenue increased to 57% in fiscal 2009 from 49% in fiscal 2008 due to higher revenue and lower costs and expenses. Total EMS costs and expenses decreased approximately $13 million due to about $22 million in lower Small Business Group common cost allocations partially offset by about $9 million in charges for asset write-downs and consolidation of workforces that resulted from our July 2009 acquisition of PayCycle.
Payment Solutions

	Fiscal	Fiscal	Fiscal	2010-2009	2009-2008
(Dollars in millions)	2010	2009	2008	% Change	% Change

Product revenue	$31	$28	$33
Service and other revenue	282	263	221

Total segment revenue	$313	$291	$254	8%	15%

% of total revenue	9%	9%	9%

Segment operating income	$67	$31	$43	112%	-26%

% of related revenue	21%	11%	17%

Payment Solutions product revenue is derived primarily from Point of Sale solutions. Payment Solutions service revenue is derived primarily from merchant services for small businesses that include credit card, debit card, electronic benefits, and gift card processing services; check verification, check guarantee and electronic check conversion, including automated clearing house (ACH) and Check 21 capabilities; and Web-based transaction processing services for online merchants. Service and other revenue for this segment also includes interest earned on funds held for customers.
Fiscal 2010 Compared with Fiscal 2009
Payment Solutions total net revenue increased $22 million or 8% in fiscal 2010 compared with fiscal 2009, driven by 17% growth in the merchant customer base. Transaction volume per merchant declined 3% in fiscal 2010 compared with fiscal 2009, reflecting continued lower levels of consumer spending.
Payment Solutions segment operating income as a percentage of related revenue increased to 21% in fiscal 2010 from 11% in fiscal 2009. In fiscal 2010, operating income was higher due to the increase in revenue described above and decreases of about $9 million in the allocation of facilities expenses and about $8 million in staffing expenses.
Fiscal 2009 Compared with Fiscal 2008
Payment Solutions total net revenue increased $37 million or 15% in fiscal 2009 compared with fiscal 2008. Revenue in fiscal 2009 increased due to 14% growth in our core merchant services customer base and revenue from ECHO, which we acquired in February 2008. Transaction volume per customer was down about 8% in fiscal 2009 compared with fiscal 2008, reflecting an overall reduction in consumer spending associated with the economic environment. Excluding revenue from ECHO, Payment Solutions segment revenue increased approximately 8% in fiscal 2009 compared with fiscal 2008.
Payment Solutions segment operating income as a percentage of related revenue decreased to 11% in fiscal 2009 from 17% in fiscal 2008. Higher fiscal 2009 revenue as described above was more than offset by a $49 million increase in segment costs and expenses. In fiscal 2009 total segment expense included increases of about $15 million due to our February 2008 acquisition of ECHO; about $11 million for higher cost of revenue in the core merchant services business; about $7 million for higher sales and marketing expenses and about $4 million for higher product development expenses in the core merchant services business; and about $4 million for higher depreciation from infrastructure investments.
Consumer Tax

	Fiscal	Fiscal	Fiscal	2010-2009	2009-2008
(Dollars in millions)	2010	2009	2008	% Change	% Change

Product revenue	$275	$256	$311
Service and other revenue	871	740	618

Total segment revenue	$1,146	$996	$929	15%	7%

% of total revenue	33%	32%	31%

Segment operating income	$746	$629	$588	19%	7%

% of related revenue	65%	63%	63%
Consumer Tax product revenue is derived primarily from TurboTax federal and state consumer and small business desktop tax return preparation software. Consumer Tax service and other revenue is derived primarily from TurboTax Online tax return preparation services and electronic tax filing services.

Fiscal 2010 Compared with Fiscal 2009
Consumer Tax total net revenue increased $150 million or 15% in fiscal 2010 compared with fiscal 2009. Total federal TurboTax units were up 11% and TurboTax Online federal units grew 19% in fiscal 2010. Online federal units represented more than 70% of total federal TurboTax units for the 2009 consumer tax season.
Consumer Tax segment operating income as a percentage of related revenue increased to 65% in fiscal 2010 from 63% in fiscal 2009. The growth in fiscal 2010 Consumer Tax revenue was partially offset by higher segment costs and expenses, including an increase of about $11 million in advertising and other marketing and sales expenses to support the launch and subsequent promotion of TurboTax 2009.
Fiscal 2009 Compared with Fiscal 2008
Consumer Tax total net revenue increased $67 million or 7% in fiscal 2009 compared with fiscal 2008. The fiscal 2009 revenue increase was due to 36% growth in federal TurboTax Online units, which more than offset an 11% decrease in federal TurboTax desktop units. We included federal electronic filing services with our TurboTax desktop software for the first time in the 2008 tax year. Net of related price increases, we estimate that this decision resulted in a reduction of about $25 million in Consumer Tax segment revenue for fiscal 2009.
Consumer Tax segment operating income as a percentage of related revenue was flat at 63% in fiscal 2009 and fiscal 2008. The growth in fiscal 2009 Consumer Tax revenue was partially offset by higher segment costs and expenses, including an increase of about $16 million in advertising and other marketing expenses to support the launch and subsequent promotion of TurboTax 2008 and an increase of about $7 million in research and development expenses.
Accounting Professionals

	Fiscal	Fiscal	Fiscal	2010-2009	2009-2008
(Dollars in millions)	2010	2009	2008	% Change	% Change

Product revenue	$303	$322	$302
Service and other revenue	70	30	25

Total segment revenue	$373	$352	$327	6%	8%

% of total revenue	11%	11%	11%

Segment operating income	$210	$186	$162	13%	14%

% of related revenue	56%	53%	50%
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
Fiscal 2010 Compared with Fiscal 2009
Accounting Professionals total net revenue for fiscal 2010 increased $21 million or 6% compared with fiscal 2009 due to price increases.
Accounting Professionals segment operating income as a percentage of related revenue increased to 56% in fiscal 2010 from 53% in fiscal 2009 due to higher revenue and operating efficiencies achieved in this segment’s product development and customer support functions in fiscal 2010.

Fiscal 2009 Compared with Fiscal 2008
Accounting Professionals total net revenue increased $25 million or 8% in fiscal 2009 compared with fiscal 2008 due to price increases.
Accounting Professionals segment operating income as a percentage of related revenue increased to 53% in fiscal 2009 from 50% in fiscal 2008 due to higher revenue and relatively stable costs and expenses in fiscal 2009.
Financial Services

	Fiscal	Fiscal	Fiscal	2010-2009	2009-2008
(Dollars in millions)	2010	2009	2008	% Change	% Change

Product revenue	$—	$—	$—
Service and other revenue	332	311	298

Total segment revenue	$332	$311	$298	7%	4%

% of total revenue	10%	10%	10%

Segment operating income	$71	$69	$57	2%	22%

% of related revenue	21%	22%	19%
Our Financial Services segment was previously known as our Financial Institutions segment. Financial Services service and other revenue is derived primarily from outsourced online banking software products that are hosted in our data centers and delivered as on-demand service offerings to banks and credit unions.
Fiscal 2010 Compared with Fiscal 2009
Financial Services total net revenue increased $21 million or 7% in fiscal 2010 compared with fiscal 2009. Revenue growth was driven about equally by higher bill-pay revenue and higher FinanceWorks revenue. Bill-pay revenue grew due to an 18% increase in bill-pay end users and higher transaction volumes. Lower revenue per user partially offset growth in the bill-pay end user customer base. FinanceWorks was introduced during fiscal 2009.
Financial Services segment operating income as a percentage of related revenue decreased slightly to 21% in fiscal 2010 from 22% in fiscal 2009 due to higher revenue partially offset by higher segment costs and expenses. Cost of revenue increased about $14 million due to volume, sales mix and higher data center costs.
Fiscal 2009 Compared with Fiscal 2008
Financial Services total net revenue increased $13 million or 4% in fiscal 2009 compared with fiscal 2008. Internet banking end users increased 3% and bill-pay end users were up 20% in fiscal 2009. Lower revenue per user partially offset growth in the Internet banking and bill-pay customer bases.
Financial Services segment operating income as a percentage of related revenue increased to 22% in fiscal 2009 from 19% in fiscal 2008 due to higher revenue and relatively stable costs and expenses in fiscal 2009.

Other Businesses

	Fiscal	Fiscal	Fiscal	2010-2009	2009-2008
(Dollars in millions)	2010	2009	2008	% Change	% Change

Product revenue	$172	$150	$178
Service and other revenue	90	65	78

Total segment revenue	$262	$215	$256	22%	-16%

% of total revenue	7%	7%	8%

Segment operating income	$64	$62	$90	5%	-31%

% of related revenue	25%	29%	35%
Other Businesses consist primarily of Quicken, Mint.com, Intuit Health (anchored by Medfusion, Inc., which we acquired in May 2010) and our businesses in Canada and the United Kingdom. Quicken product revenue is derived primarily from Quicken desktop software products. Quicken service and other revenue is derived primarily from fees from consumer online transactions and Quicken Loans trademark royalties. Mint.com service revenue is derived primarily from lead generation fees. Intuit Health service revenue is derived from online patient-to-provider communication services. In Canada, product revenue is derived primarily from localized versions of QuickBooks and Quicken as well as consumer desktop tax return preparation software and professional tax preparation products. Service revenue in Canada consists primarily of revenue from payroll services and QuickBooks support plans. In the United Kingdom, product revenue is derived primarily from localized versions of QuickBooks and QuickBooks Payroll.
Fiscal 2010 Compared with Fiscal 2009
Other Businesses total net revenue increased $47 million or 22% in fiscal 2010 compared with fiscal 2009. Revenue increased in fiscal 2010 due to 23% higher Quicken revenue that was driven by higher unit sales and a favorable foreign currency impact in our Canadian business. The weaker U.S. dollar accounted for approximately seven percentage points of Other Businesses segment revenue growth in fiscal 2010 compared with fiscal 2009.
Other Businesses segment operating income as a percentage of related revenue decreased to 25% in fiscal 2010 from 29% in fiscal 2009. Higher fiscal 2010 revenue as described above was offset by higher costs and expenses associated with our November 2009 acquisition of Mint and by our continued investment in emerging market opportunities. Canadian costs and expenses were also higher in the 2010 periods due to the weaker U.S. dollar.
Fiscal 2009 Compared with Fiscal 2008
Other Businesses total net revenue decreased $41 million or 16% in fiscal 2009 compared with fiscal 2008. Quicken sales were down 15% in fiscal 2009, which we believe was due to the overall reduction in consumer spending. In addition, the stronger U.S. dollar contributed to a decline in revenues from our businesses in Canada and the UK, lowering Other Businesses segment revenue growth by approximately seven percentage points in fiscal 2009 compared with fiscal 2008.
Other Businesses segment operating income as a percentage of related revenue decreased to 29% in fiscal 2009 from 35% in fiscal 2008 due to the decrease in segment revenue in fiscal 2009. The impact of foreign exchange rates lowered revenue from our businesses in Canada and the United Kingdom by approximately $23 million, and also lowered total segment costs and expenses by approximately $13 million.

Cost of Revenue

		% of		% of		% of
	Fiscal	Related	Fiscal	Related	Fiscal	Related
(Dollars in millions)	2010	Revenue	2009	Revenue	2008	Revenue

Cost of product revenue	$144	10%	$156	11%	$154	10%
Cost of service and other revenue	460	23%	422	24%	381	25%
Amortization of acquired technology	49	n/a	59	n/a	55	n/a

Total cost of revenue	$653	19%	$637	20%	$590	20%

Our cost of revenue has three components: (1) cost of product revenue, which includes the direct costs of manufacturing and shipping our desktop software products; (2) cost of service and other revenue, which reflects direct costs associated with providing services, including data center costs related to delivering online services, and costs associated with revenue sharing and online transactions revenue; and (3) amortization of acquired technology, which represents the cost of amortizing developed technologies that we have obtained through acquisitions over their useful lives.
Fiscal 2010 Compared with Fiscal 2009
Cost of product revenue as a percentage of product revenue decreased slightly to 10% in fiscal 2010 from 11% in fiscal 2009 due to product mix. Cost of service and other revenue as a percentage of service and other revenue decreased to 23% in fiscal 2010 from 24% in fiscal 2009 due to unit growth in TurboTax Online, which has relatively lower costs of revenue compared with our other service offerings.
Amortization of acquired technology decreased in fiscal 2010 compared with fiscal 2009 due to the completion of the amortization for certain Intuit Financial Services intangible assets that we acquired in fiscal 2007. Partially offsetting this decrease, we recorded a charge of $6 million for certain acquired technology that we no longer intend to use in our Financial Management Solutions segment.
Fiscal 2009 Compared with Fiscal 2008
Cost of product revenue as a percentage of product revenue increased slightly to 11% in fiscal 2009 from 10% in fiscal 2008 due to product mix. Cost of service and other revenue as a percentage of service and other revenue decreased slightly to 24% in fiscal 2009 from 25% in fiscal 2008 due to unit growth in TurboTax Online and consumer electronic tax filing services, which have relatively lower costs of service revenue compared with our other service offerings. Partially offsetting this benefit, fiscal 2009 cost of service and other revenue included a $13 million charge for the historical use of certain technology licensing rights that we acquired in May 2009.
Amortization of acquired technology increased in fiscal 2009 compared with fiscal 2008 due primarily to the amortization of Homestead and ECHO purchased intangible assets, which we acquired in fiscal 2008.

Operating Expenses

		% of		% of		% of
		Total		Total		Total
	Fiscal	Net	Fiscal	Net	Fiscal	Net
(Dollars in millions)	2010	Revenue	2009	Revenue	2008	Revenue

Selling and marketing	$976	28%	$907	29%	$841	28%
Research and development	573	17%	556	18%	593	20%
General and administrative	348	10%	284	9%	290	10%
Amortization of other purchased intangible assets	42	1%	42	1%	35	1%

Total operating expenses	$1,939	56%	$1,789	57%	$1,759	59%

Fiscal 2010 Compared with Fiscal 2009
Total operating expenses as a percentage of total net revenue decreased slightly to 56% in fiscal 2010 from 57% in fiscal 2009. Revenue grew $346 million and total operating expenses increased $150 million in fiscal 2010. Total operating expenses increases included about $42 million due to higher expenses for incentive compensation that were directly related to our financial results and about $46 million for the operating expenses of acquired businesses.
Fiscal 2009 Compared with Fiscal 2008
Total operating expenses as a percentage of total net revenue decreased to 57% in fiscal 2009 from 59% in fiscal 2008. Revenue grew $116 million and total operating expenses increased $30 million. Total operating expenses increased about $32 million for the operating expenses of acquired businesses; about $31 million for advertising and other marketing expenses to support the launch and subsequent promotion of TurboTax 2008 and QuickBooks 2009; about $27 million due to higher depreciation expense for investments in our infrastructure; and about $17 million due to higher share-based compensation expense. Share-based compensation expense was higher in fiscal 2009 compared with fiscal 2008 due to our broad use of restricted stock units in addition to stock options. These increases were partially offset by decreases of about $45 million due to lower performance incentive payouts and about $33 million in compensation and benefit savings due to lower staffing levels and lower severance related charges in fiscal 2009.
Acquisition-related charges increased in fiscal 2009 compared with fiscal 2008 primarily due to the amortization of Homestead and ECHO purchased intangible assets, which we acquired in fiscal 2008.
Non-Operating Income and Expenses
Interest Expense
In March 2007 we issued $1 billion in senior notes. Interest expense of $61 million in fiscal 2010, $51 million in fiscal 2009, and $52 million in fiscal 2008 consisted primarily of interest on $500 million in principal amount of the senior notes at 5.40% and interest on $500 million in principal amount of the senior notes at 5.75%. The senior notes are due in March 2012 and March 2017 and are redeemable by Intuit at any time, subject to a make-whole premium.

Interest and Other Income

	Fiscal	Fiscal	Fiscal
(In millions)	2010	2009	2008

Interest income	$9	$21	$39
Net gains (losses) on executive deferred compensation plan assets	4	(6)	(3)
Quicken Loans royalties and fees	—	8	8
Net foreign exchange gain (loss)	1	(1)	1
Other	(1)	(1)	1

Total interest and other income	$13	$21	$46

Interest and other income consists primarily of interest income. The impact of lower interest rates more than offset the impact of higher average invested balances and resulted in lower interest income in fiscal 2010 compared with fiscal 2009 and in fiscal 2009 compared with fiscal 2008. In accordance with generally accepted accounting principles, we record gains and losses associated with executive deferred compensation plan assets in interest and other income and gains and losses associated with the related liabilities in operating expense. The total amounts recorded in operating expense generally offset the total amounts recorded in interest and other income. Total interest and other income for fiscal 2009 and 2008 included royalties and fees from trademark license and distribution agreements that we entered into when we sold our Quicken Loans mortgage business in July 2002.
Income Taxes
Effective Tax Rate
Our effective tax rate for fiscal 2010 was approximately 34%. In that year we recorded discrete tax benefits of approximately $20 million that were related to foreign tax credit benefits associated with the distribution of profits from certain of our non-U.S. subsidiaries and our plans to indefinitely reinvest substantially all remaining non-U.S. earnings in support of our international expansion plans. Excluding those discrete tax benefits, our effective tax rate for fiscal 2010 was approximately 36% and did not differ significantly from the federal statutory rate of 35%. State income taxes were partially offset by the benefit we received from the domestic production activities deduction and the federal research and experimentation credit.
Our effective tax rate for fiscal 2009 was approximately 31%. In that year we recorded discrete tax benefits of approximately $18 million for a favorable agreement with a state tax authority with respect to certain tax years including years ended prior to fiscal 2009 and approximately $7 million for the reinstatement of the federal research and experimentation credit through December 31, 2009 that was retroactive to January 1, 2008. Excluding those discrete tax benefits, our effective tax rate for that period was approximately 35% and did not differ significantly from the federal statutory rate of 35%. State income taxes were offset by the benefit we received from the federal research and experimentation credit, the domestic production activities deduction, and tax exempt interest income.
Our effective tax rate for fiscal 2008 was approximately 35% and did not differ significantly from the federal statutory rate of 35%. State income taxes were offset by the benefit we received from tax exempt interest income, the domestic production activities deduction, and the federal research and experimentation credit.
See Note 11 to the financial statements in Item 8 of this report for more information about our effective tax rates.
Tax Carryforwards
At July 31, 2010, we had total federal net operating loss carryforwards of approximately $84 million that will start to expire in fiscal 2020. Utilization of the net operating losses is subject to annual limitation. The annual limitation may result in the expiration of net operating losses before utilization.

At July 31, 2010, we had excess federal foreign tax credits of approximately $22 million, of which $2 million can be carried back and $20 million can be carried forward. The foreign tax credit carryforwards will start to expire in fiscal 2020. Our ability to utilize foreign tax credits is dependent upon having sufficient foreign source income during the carryforward period. The foreign source income limitation may result in the expiration of foreign tax credits before utilization.
At July 31, 2010, we had total state net operating loss carryforwards of approximately $163 million for which we have recorded a deferred tax asset of $9 million and a valuation allowance of $7 million. The state net operating losses will start to expire in fiscal 2014. Utilization of the net operating losses is subject to annual limitation. The annual limitation may result in the expiration of net operating losses before utilization.
Net Deferred Tax Assets
At July 31, 2010, we had net deferred tax assets of $158 million which included a valuation allowance of $8 million for certain state and foreign net operating loss carryforwards. We recorded the valuation allowance to reflect uncertainties about whether we will be able to utilize some of our deferred tax assets before they expire. While we believe our current valuation allowance is sufficient, we could in the future be required to increase the valuation allowance to take into account additional deferred tax assets that we may be unable to realize. We assess the need for an adjustment to the valuation allowance on a quarterly basis. The assessment is based on our estimates of future sources of taxable income for the jurisdictions in which we operate and the periods over which our deferred tax assets will be realizable. See Note 11 to the financial statements in Item 8 of this report for more information.
Discontinued Operations and Dispositions
During fiscal 2010 and 2008 we sold the businesses and assets described below. See Note 8 to the financial statements in Item 8 of this report for a more complete description of these discontinued operations and dispositions and for a summary of the impact that they have had on our statements of operations for those fiscal years.
Intuit Real Estate Solutions Discontinued Operations
In January 2010 we sold our Intuit Real Estate Solutions (IRES) business for $128 million in cash and recorded a net gain on disposal of $35 million. IRES was part of our Other Businesses segment. We have accounted for IRES as a discontinued operation and segregated its operating results from continuing operations in our statements of operations for all periods prior to the sale. Revenue from IRES was $33 million in fiscal 2010, $74 million in fiscal 2009 and $78 million in fiscal 2008.
Intuit Distribution Management Solutions Discontinued Operations
In August 2007 we sold our Intuit Distribution Management Solutions (IDMS) business for $100 million in cash and recorded a net gain on disposal of $28 million. IDMS was part of our Other Businesses segment. We have accounted for IDMS as a discontinued operation and segregated its operating results from continuing operations in our statements of operations for all periods prior to the sale. Revenue from IDMS was $2 million in fiscal 2008.
Sale of Outsourced Payroll Assets
In March 2007 we sold certain assets related to our Complete Payroll and Premier Payroll Service businesses to Automatic Data Processing, Inc. (ADP). Pursuant to the terms of the purchase agreement, customers transitioned to ADP over a period of approximately one year from the date of sale. We recorded a pre-tax gain of $52 million in fiscal 2008 for customers who transitioned to ADP during that year. We recorded a total pre-tax gain of $83 million from the inception of this transaction through its completion in the third quarter of fiscal 2008. The assets were part of our Employee Management Solutions segment.

Liquidity and Capital Resources
Overview
At July 31, 2010, our cash, cash equivalents and investments totaled $1.6 billion, an increase of $275 million from July 31, 2009 due to the factors described in “Statements of Cash Flows” below. Our primary source of liquidity has been cash from operations, which entails the collection of accounts receivable for products and services. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, acquisitions of businesses, debt service costs and repurchases of our common stock. On August 19, 2010 we announced a new stock repurchase program under which we are authorized to repurchase up to an additional $2 billion of our common stock from time to time over a three-year period ending on August 16, 2013. See “Stock Repurchase Programs” later in this Item 7 for more information.
In March 2007 we issued five-year and ten-year senior unsecured notes totaling $1 billion. We also have a $500 million unsecured revolving line of credit facility. To date we have not borrowed under the facility. The senior notes and the revolving line of credit are described later in this Item 7.
The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

	July 31,		July 31,		$	%
(Dollars in millions)	2010		2009		Change	Change

Cash, cash equivalents and investments	$1,622		$1,347		$275	20%
Long-term investments	91		97		(6)	(6%)
Long-term debt	998		998		—	0%
Working capital	1,074		884		190	21%
Ratio of current assets to current liabilities	1.9	: 1	1.8	: 1
Auction Rate Securities
At July 31, 2010, we held a total of $87 million in municipal auction rate securities which we classified as long-term investments based on the maturities of the underlying securities. All of these securities are rated A or better by the major credit rating agencies and are generally collateralized by student loans guaranteed by the U.S. Department of Education. Due to a decrease in liquidity in the global credit markets, in February 2008 auctions began failing for the municipal auction rate securities we held and in accordance with authoritative guidance we began estimating their fair value based on a discounted cash flow model that we prepared. See Note 2 to the financial statements in Item 8 of this report for more information. In November 2008 we accepted an offer from UBS AG (UBS), one of the broker-dealers for our municipal auction rate securities, which gave us the option to sell UBS all of the municipal auction rate securities that we held through them at par. In June 2010 UBS settled the remaining balance of $110 million in municipal auction rate securities subject to the offer at par. Based on our expected operating cash flows and our other sources of cash, we do not believe that the reduction in liquidity of the municipal auction rate securities we held at July 31, 2010 will have a material impact on our overall ability to meet our liquidity needs.

Statements of Cash Flows
The following table summarizes selected items from our statements of cash flows for fiscal 2010, 2009 and 2008. See the financial statements in Item 8 of this report for complete statements of cash flows for those periods.

	Fiscal	Fiscal	Fiscal
(Dollars in millions)	2010	2009	2008

Net cash provided by (used in):
Operating activities	$998	$812	$830
Investing activities	(997)	(432)	(87)
Financing activities	(467)	(110)	(586)
Effect of exchange rate changes on cash	1	(4)	1

Increase (decrease) in cash and cash equivalents	$(465)	$266	$158

Operating Activities
During fiscal 2010 we generated $998 million in cash from our continuing operations. This included net income from continuing operations of $539 million, and adjustments for depreciation and amortization of $256 million and share-based compensation of $135 million. Amortization expense was lower in fiscal 2010 compared with 2009 due to the completion of the amortization for certain Intuit Financial Services intangible assets that we acquired in fiscal 2007. Partially offsetting this decrease, fiscal 2010 amortization expense included a charge of $6 million for the write-off of certain acquired technology that we no longer intend to use in our Financial Management Solutions segment.
During fiscal 2009 we generated $812 million in cash from our continuing operations. This included net income from continuing operations of $447 million, and adjustments for depreciation and amortization of $275 million and share-based compensation of $133 million. Depreciation expense increased in fiscal 2009 compared with fiscal 2008 due in part to depreciation for a new data center that we began occupying in the second half of fiscal 2009. Share-based compensation increased in fiscal 2009 compared with fiscal 2008 due to our broad use of restricted stock units in addition to stock options.
During fiscal 2008 we generated $830 million in cash from our continuing operations. This included net income from continuing operations of $447 million, and adjustments for depreciation and amortization of $217 million and share-based compensation of $113 million. Depreciation expense increased in fiscal 2008 compared with fiscal 2007 due in part to the amortization of leasehold improvements for new office facilities that we occupied in early fiscal 2008. Amortization expense increased in the same period primarily due to our February 2007 acquisition of Digital Insight. Share-based compensation increased in fiscal 2008 compared with fiscal 2007 due to our broad use of restricted stock units in addition to stock options.
Investing Activities
We used $997 million in cash for investing activities during fiscal 2010. We received a net $122 million in cash from the sale of our Intuit Real Estate Solutions business. We used $895 million in cash for net purchases of investments, $218 million in cash for acquisitions of businesses (primarily Mint and Medfusion), and $130 million in cash for capital expenditures.
We used $432 million in cash for investing activities during fiscal 2009, including $161 million for the acquisition of businesses (primarily PayCycle), $182 million for capital expenditures, and $67 million for net purchases of investments. Capital expenditures in fiscal 2009 included investments in a new data center which we began occupying in the second half of fiscal 2009.
We used $87 million in cash for investing activities during fiscal 2008, including $256 million for acquisitions of businesses (primarily Homestead and ECHO) and $306 million for capital expenditures, partially offset by the receipt of $348 million from net sales of investments and the receipt of $132 million from the sale of our Intuit

Distribution Management Solutions business and certain outsourced payroll assets. Capital expenditures in fiscal 2008 included investments in a new data center and expansion of office capacity to support the expected growth in our business.
Financing Activities
We used $467 million in cash for financing activities during fiscal 2010, including $900 million for the repurchase of common stock under our stock repurchase programs partially offset by the receipt of $440 million from the issuance of common stock under employee stock plans.
We used $110 million in cash for financing activities during fiscal 2009, including $300 million for the repurchase of common stock under our stock repurchase programs partially offset by receipt of $198 million from the issuance of common stock under employee stock plans.
We used $586 million in cash for financing activities during fiscal 2008, including $800 million for the repurchase of common stock under our stock repurchase programs partially offset by $203 million from the issuance of common stock under employee stock plans.
Stock Repurchase Programs
Our Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. During fiscal 2010 we repurchased 28.7 million shares of our common stock under these programs for $900 million; during fiscal 2009 we repurchased 10.9 million shares for $300 million; and during fiscal 2008 we repurchased 27.2 million shares for $800 million. At July 31, 2010, we had expended all funds authorized by our Board of Directors for stock repurchases. On August 19, 2010 we announced a new stock repurchase program under which we are authorized to repurchase up to an additional $2 billion of our common stock from time to time over a three-year period ending on August 16, 2013.
Business Combinations
We completed the business combinations and acquisitions described below during the three fiscal years ended July 31, 2010. We have included the results of operations for each of them in our consolidated results of operations from their respective dates of acquisition. Their results of operations for periods prior to the dates of acquisition were not material, individually or in the aggregate, when compared with our consolidated results of operations.
On May 21, 2010 we acquired privately held Medfusion, Inc. for total consideration of approximately $89 million. The total consideration included approximately $10 million for the fair value of cash retention bonuses that will be charged to expense over a three year service period. Medfusion is a provider of online patient-to-provider communication solutions and became part of our Other Businesses segment.
On November 2, 2009 we acquired all of the outstanding equity interests of Mint Software Inc. for total consideration of approximately $170 million. The total consideration included approximately $24 million for cash retention bonuses and the fair value of assumed equity awards and Intuit common stock issued to the holder of Mint Series D Preferred Stock. The total of $24 million will be charged to expense over a three year service period. Mint is a provider of online personal finance services and became part of our Other Businesses segment.
On July 23, 2009 we acquired all of the outstanding equity interests of PayCycle, Inc. for a total purchase price of approximately $169 million, including the fair value of certain assumed stock options. PayCycle is a provider of online payroll solutions to small businesses and became part of our Employee Management Solutions segment.
On February 29, 2008 we acquired all of the outstanding equity interests of Electronic Clearing House, Inc. (ECHO) for a total purchase price of approximately $131 million in cash. ECHO is a provider of electronic payment processing services to small businesses and became part of our Payment Solutions segment.
On December 18, 2007 we acquired Homestead Technologies Inc., including all of its outstanding equity interests, for total consideration of approximately $170 million on a fully diluted basis. The total consideration was comprised of the purchase price of $146 million (which included the fair value of vested stock options assumed) plus the $24 million fair value of unvested stock options and restricted stock units assumed. Homestead is a provider of website design and hosting services to small businesses and became part of our Financial Management Solutions segment.
Commitments for Senior Unsecured Notes
On March 12, 2007 we issued $500 million of 5.40% senior unsecured notes due on March 15, 2012 (the 2012 Notes) and $500 million of 5.75% senior unsecured notes due on March 15, 2017 (the 2017 Notes) (together, the Notes). The Notes are redeemable by Intuit at any time, subject to a make-whole premium. Interest is payable semiannually on March 15 and September 15. At July 31, 2010, our maximum commitment for interest payments under the Notes was $255 million.
We monitor the credit markets as part of our ongoing cash management activities. We currently intend to either pay off the 2012 Notes when they become due using operating cash or refinance those notes if the credit markets are favorable at that time.
Unsecured Revolving Credit Facility
On March 22, 2007 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on March 22, 2012. Advances under the credit facility will accrue interest at rates that are equal to, at our election, either Citibank’s base rate or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.18% to 0.575% based on our senior debt credit ratings. The applicable interest rate will be increased by 0.05% for any period in which the total principal amount of advances and letters of credit under the credit facility exceeds $250 million. The agreement includes covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 and a ratio of annual EBITDA to interest payable of not less than 3.00 to 1.00. We were in compliance with these covenants at July 31, 2010. We may use amounts borrowed under this credit facility for general corporate purposes or for future acquisitions or expansion of our business. To date we have not borrowed under the credit facility. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility. We currently believe that the credit facility will be available to us should we choose to borrow under it.
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
Off-Balance Sheet Arrangements
At July 31, 2010, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations
The following table summarizes our known contractual obligations to make future payments at July 31, 2010:

	Payments Due by Period
	Less than	1-3	3-5	More than
(In millions)	1 year	years	years	5 years	Total

Amounts due under executive deferred compensation plan	$43	$—	$—	$—	$43
Senior unsecured notes	—	500	—	500	1,000
Interest and fees due on long-term obligations	56	84	58	57	255
License fee payable (1)	10	20	20	40	90
Operating leases	53	88	70	71	282
Purchase obligations (2)	61	31	6	—	98

Total contractual obligations (3)	$223	$723	$154	$668	$1,768

(1)	In May 2009 we entered into an agreement to license certain technology for $20 million in cash and $100 million payable over ten fiscal years. See Note 10 to the financial statements in Item 8 of this report for more information.

(2)	Represents agreements to purchase products and services that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payments.

(3)	Excludes $20 million of non-current uncertain tax benefits which are included in other long-term obligations on our balance sheet at July 31, 2010. We have not included this amount in the table above because we cannot make a reasonably reliable estimate regarding the timing of settlements with taxing authorities, if any.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements and the potential impact of these pronouncements on our financial position, results of operations and cash flows, see Note 1 to the financial statements in Item 8 of this report.

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
The following table presents our portfolio of cash equivalents and available-for-sale debt securities as of July 31, 2010 by stated maturity. The table is classified by the original maturity date listed on the security and includes cash equivalents, which consist primarily of money market funds. At July 31, 2010, the weighted average tax adjusted interest rate earned on our money market accounts was 0.42% and the weighted average tax adjusted interest rate earned on our investments was 1.10%.

	Years Ending July 31,
						2016 and
(In millions)	2011	2012	2013	2014	2015	Thereafter	Total

Cash equivalents	$330	$—	$—	$—	$—	$—	$330
Investments	433	366	164	10	4	581	1,558
Long-term investments	—	—	—	—	—	87	87

Total	$763	$366	$164	$10	$4	$668	$1,975

Interest Rate Risk
Our cash equivalents and investments are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents and investments and the value of those investments. Should the Federal Reserve Target Rate increase by 25 basis points from the level of July 31, 2010, the value of our investments would decrease by approximately $3 million. Should the Federal Reserve Target Rate increase by 100 basis points from the level of July 31, 2010, the value of our investments would decrease by approximately $11 million.
We are also exposed to the impact of changes in interest rates as they affect our $500 million revolving credit facility. Advances under the credit facility accrue interest at rates that are equal to Citibank’s base rate or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.18% to 0.575% based on our senior debt credit ratings. Consequently, our interest expense would fluctuate with changes in the general level of these interest rates if we were to borrow any amounts under the credit facility. At July 31, 2010, no amounts were outstanding under the credit facility.
On March 12, 2007 we issued $500 million of 5.40% senior unsecured notes due on March 15, 2012 and $500 million of 5.75% senior unsecured notes due on March 15, 2017. We carry these senior notes at face value less unamortized discount on our balance sheets. Since these senior notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates when interest rates change. See Note 2 and Note 10 to the financial statements in Part 8 of this report for more information.

Impact of Foreign Currency Rate Changes
The functional currencies of our international operating subsidiaries are generally the local currencies. We translate the assets and liabilities of our foreign subsidiaries at the exchange rates in effect on the balance sheet date. We translate their revenue, costs and expenses at the average rates of exchange in effect during the period. We include translation gains and losses in the stockholders’ equity section of our balance sheets. We include net gains and losses resulting from foreign exchange transactions in interest and other income in our statements of operations.
Since we translate foreign currencies (primarily Canadian dollars, British pounds, Indian rupees and Singapore dollars) into U.S dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant primarily because our global subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of July 31, 2010 we did not engage in foreign currency hedging activities.

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

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Intuit Inc.
We have audited the accompanying consolidated balance sheets of Intuit Inc. as of July 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These financial statements and schedule are the responsibility of Intuit Inc.’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intuit Inc. at July 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Intuit Inc.’s internal control over financial reporting as of July 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 16, 2010 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
San Jose, California
September 16, 2010

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Intuit Inc.
We have audited Intuit Inc.’s internal control over financial reporting as of July 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Intuit Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Intuit Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the fiscal 2010 consolidated financial statements of Intuit Inc. and our report dated September 16, 2010 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
San Jose, California
September 16, 2010

INTUIT INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended July 31,
(In millions, except per share amounts)	2010	2009	2008

Net revenue:
Product	$1,412	$1,376	$1,483
Service and other	2,043	1,733	1,510

Total net revenue	3,455	3,109	2,993

Costs and expenses:
Cost of revenue:
Cost of product revenue	144	156	154
Cost of service and other revenue	460	422	381
Amortization of acquired technology	49	59	55
Selling and marketing	976	907	841
Research and development	573	556	593
General and administrative	348	284	290
Amortization of other acquired intangible assets	42	42	35

Total costs and expenses	2,592	2,426	2,349

Operating income from continuing operations	863	683	644
Interest expense	(61)	(51)	(52)
Interest and other income, net	13	21	46
Gain on sale of outsourced payroll assets	—	—	52

Income from continuing operations before income taxes	815	653	690
Income tax provision	276	206	243

Net income from continuing operations	539	447	447
Net income from discontinued operations	35	—	30

Net income	$574	$447	$477

Basic net income per share from continuing operations	$1.71	$1.39	$1.36
Basic net income per share from discontinued operations	0.11	—	0.09

Basic net income per share	$1.82	$1.39	$1.45

Shares used in basic per share amounts	316	322	329

Diluted net income per share from continuing operations	$1.66	$1.35	$1.32
Diluted net income per share from discontinued operations	0.11	—	0.09

Diluted net income per share	$1.77	$1.35	$1.41

Shares used in diluted per share amounts	325	330	339

See accompanying notes.

INTUIT INC.
CONSOLIDATED BALANCE SHEETS

	July 31,
(Dollars in millions, except par value; shares in thousands)	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$214	$679
Investments	1,408	668
Accounts receivable, net of allowance for doubtful accounts of $22 and $16	135	135
Income taxes receivable	27	67
Deferred income taxes	117	92
Prepaid expenses and other current assets	57	43
Current assets of discontinued operations	—	12

Current assets before funds held for customers	1,958	1,696
Funds held for customers	337	272

Total current assets	2,295	1,968

Long-term investments	91	97
Property and equipment, net	510	527
Goodwill	1,914	1,754
Acquired intangible assets, net	256	291
Long-term deferred income taxes	41	36
Other assets	91	77
Long-term assets of discontinued operations	—	76

Total assets	$5,198	$4,826

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$143	$103
Accrued compensation and related liabilities	206	171
Deferred revenue	387	360
Income taxes payable	14	—
Other current liabilities	134	153
Current liabilities of discontinued operations	—	25

Current liabilities before customer fund deposits	884	812
Customer fund deposits	337	272

Total current liabilities	1,221	1,084

Long-term debt	998	998
Other long-term obligations	158	187

Total liabilities	2,377	2,269

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value	—	—
Authorized - 1,345 shares total; 145 shares designated Series A; 250 shares designated Series B Junior Participating
Issued and outstanding - None
Common stock, $0.01 par value	3	3
Authorized - 750,000 shares
Outstanding - 313,861 shares at July 31, 2010 and 322,766 shares at July 31, 2009
Additional paid-in capital	2,725	2,544
Treasury stock, at cost	(3,315)	(2,846)
Accumulated other comprehensive income	11	7
Retained earnings	3,397	2,849

Total stockholders’ equity	2,821	2,557

Total liabilities and stockholders’ equity	$5,198	$4,826

See accompanying notes.

INTUIT INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Stockholders’
(Dollars in millions, shares in thousands)	Shares	Amount	Capital	Stock	Income	Earnings	Equity

Balance at July 31, 2007	339,157	$3	$2,249	$(2,207)	$6	$1,985	$2,036
Components of comprehensive income:
Net income	—	—	—	—	—	477	477
Other comprehensive income, net of tax	—	—	—	—	1	—	1

Comprehensive net income							478
Issuance of common stock under employee stock plans	10,267	—	—	214	—	(11)	203
Restricted stock units released, net of taxes	347	—	(6)	7	—	(7)	(6)
Assumed vested stock options from purchase acquisitions	—	—	11	—	—	—	11
Stock repurchases under stock repurchase programs	(27,171)	—	—	(800)	—	—	(800)
Tax benefit from employee stock option transactions	—	—	38	—	—	—	38
Share-based compensation	—	—	113	—	—	—	113
Other	—		7	—	—	—	7

Balance at July 31, 2008	322,600	3	2,412	(2,786)	7	2,444	2,080
Components of comprehensive income:
Net income	—	—	—	—	—	447	447
Other comprehensive income, net of tax	—	—	—	—	—	—	—

Comprehensive net income							447
Issuance of common stock under employee stock plans	10,107	—	—	219	—	(21)	198
Restricted stock units released, net of taxes	966	—	(15)	21	—	(21)	(15)
Stock repurchases under stock repurchase programs	(10,907)	—	—	(300)	—	—	(300)
Tax benefit from employee stock option transactions	—	—	18	—	—	—	18
Share-based compensation	—	—	133	—	—	—	133
Other	—	—	(4)	—	—	—	(4)

Balance at July 31, 2009	322,766	3	2,544	(2,846)	7	2,849	2,557
Components of comprehensive income:
Net income	—	—	—	—	—	574	574
Other comprehensive income, net of tax	—	—	—	—	4	—	4

Comprehensive net income							578
Issuance of common stock under employee stock plans	18,286	—	38	402	—	—	440
Restricted stock units released, net of taxes	1,554	—	(26)	28	—	(26)	(24)
Stock repurchases under stock repurchase programs	(28,745)	—	—	(900)	—	—	(900)
Tax benefit from employee stock option transactions	—	—	36	—	—	—	36
Share-based compensation	—	—	135	—	—	—	135
Other	—	—	(2)	1	—	—	(1)

Balance at July 31, 2010	313,861	$3	$2,725	$(3,315)	$11	$3,397	$2,821

See accompanying notes.

INTUIT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended July 31,
(In millions)	2010	2009	2008
Cash flows from operating activities:
Net income	$574	$447	$477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	148	149	117
Amortization of acquired intangible assets	108	126	100
Share-based compensation	135	133	113
Gain on sale of outsourced payroll assets	—	—	(52)
Pre-tax gain on sale of discontinued operations (1)	(58)	—	(46)
Deferred income taxes	(69)	22	61
Tax benefit from share-based compensation plans	36	18	38
Excess tax benefit from share-based compensation plans	(18)	(9)	(21)
Other	23	13	13

Total adjustments	305	452	323

Changes in operating assets and liabilities:
Accounts receivable	2	(18)	11
Prepaid expenses, income taxes and other current assets	20	(12)	(14)
Accounts payable	40	(7)	(18)
Accrued compensation and related liabilities	33	(55)	29
Deferred revenue	32	26	47
Income taxes payable	14	(18)	(15)
Other liabilities	(22)	(3)	(10)

Total changes in operating assets and liabilities	119	(87)	30

Net cash provided by operating activities	998	812	830

Cash flows from investing activities:
Purchases of available-for-sale debt securities	(3,029)	(550)	(934)
Sales of available-for-sale debt securities	1,660	426	1,045
Maturities of available-for-sale debt securities	474	57	237
Investment of funds held for customers as cash equivalents in available-for-sale debt securities	147	—	—
Net change in funds held for customers as cash equivalents	(65)	366	(290)
Net change in customer fund deposits	65	(366)	290
Purchases of property and equipment	(74)	(131)	(262)
Capitalization of internal use software	(56)	(51)	(44)
Acquisitions of businesses, net of cash acquired	(218)	(161)	(256)
Acquisitions of intangible assets	(13)	(20)	—
Proceeds from divestiture of businesses	122	—	97
Cash received from acquirer of outsourced payroll assets	—	—	35
Other	(10)	(2)	(5)

Net cash used in investing activities	(997)	(432)	(87)

Cash flows from financing activities:
Net proceeds from issuance of common stock under stock plans	440	198	203
Tax payments related to issuance of restricted stock units	(24)	(15)	(6)
Purchases of treasury stock	(900)	(300)	(800)
Excess tax benefit from share-based compensation plans	18	9	21
Other	(1)	(2)	(4)

Net cash used in financing activities	(467)	(110)	(586)

Effect of exchange rates on cash and cash equivalents	1	(4)	1

Net increase (decrease) in cash and cash equivalents	(465)	266	158
Cash and cash equivalents at beginning of period	679	413	255

Cash and cash equivalents at end of period	$214	$679	$413

Supplemental disclosure of cash flow information:
Interest paid	$61	$56	$56

Income taxes paid	$277	$190	$186

License fee payable incurred for acquisition of purchased intangible assets	$—	$69	$—

(1)	Because the cash flows of our discontinued operations were not material for any period presented, we have not segregated the cash flows of those businesses on these statements of cash flows. We have presented the effect of the gains on disposal of discontinued operations on these statements of cash flows. See Note 8.
See accompanying notes.

INTUIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Intuit Inc. provides business and financial management solutions for small and medium-sized businesses, consumers, accounting professionals and financial institutions. Our flagship products and services, including QuickBooks, Quicken and TurboTax, simplify small business management and payroll processing, personal finance, and tax preparation and filing. ProSeries and Lacerte are Intuit’s tax preparation offerings for professional accountants. Our Financial Services business, formerly known as Digital Insight, provides online banking solutions and services to banks and credit unions that help them make it easier for consumers and businesses to manage their money and pay their bills. Incorporated in 1984 and headquartered in Mountain View, California, we sell our products and services primarily in the United States.
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
In fiscal 2008 we acquired Homestead Technologies Inc. and Electronic Clearing House, Inc. (ECHO), in fiscal 2009 we acquired PayCycle, Inc., and in fiscal 2010 we acquired Mint Software Inc. and Medfusion, Inc. Accordingly, we have included the results of operations for these companies in our consolidated results of operations from their respective dates of acquisition. See Note 7.
As discussed in Note 8, in August 2007 we sold our Intuit Distribution Management Solutions business and in January 2010 we sold our Intuit Real Estate Solutions business. We have reclassified our financial statements for all periods prior to the sales to reflect these businesses as discontinued operations. Unless noted otherwise, discussions in these notes pertain to our continuing operations.
Seasonality
Our QuickBooks, Consumer Tax and Accounting Professionals offerings are highly seasonal. Revenue from our QuickBooks software products tends to be highest during our second and third fiscal quarters. Sales of income tax preparation products and services are heavily concentrated in the period from November through April. These seasonal patterns mean that our total net revenue is usually highest during our second quarter ending January 31 and third quarter ending April 30. We typically report losses in our first quarter ending October 31 and fourth quarter ending July 31, when revenue from our tax businesses is minimal while operating expenses continue at relatively consistent levels.
Use of Estimates
We make estimates and assumptions that affect the amounts reported in the financial statements and the disclosures made in the accompanying notes. For example, we use estimates in determining the appropriate levels of reserves for product returns and rebates, the collectibility of accounts receivable, the appropriate levels of various accruals, the amount of our worldwide tax provision and the realizability of deferred tax assets. We also use estimates in determining the remaining economic lives and carrying values of acquired intangible assets, property and equipment, and other long-lived assets. In addition, we use assumptions to estimate the fair value of reporting units, share-based compensation and illiquid municipal auction rate securities. Despite our intention to establish accurate estimates and use reasonable assumptions, actual results may differ from our estimates.

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
We recognize revenue from our outsourced online banking services for financial institutions, for which we host our consumer online banking and business banking applications, in two ways. Revenue earned for upfront fees for implementation services is recognized ratably over the greater of the initial life of the customer contract or the estimated life of the customer service relationship, which is approximately seven years. Revenue and amounts billed for recurring monthly services are earned as services are performed.

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
Shipping and Handling
We record the amounts we charge our customers for the shipping and handling of our software products as product revenue and we record the related costs as cost of product revenue in our statements of operations. Product revenue from shipping and handling was less than 2% of total product revenue for the twelve months ended July 31, 2010, 2009 and 2008.
Customer Service and Technical Support
We include the costs of providing customer service under paid technical support contracts on the cost of service and other revenue line in our statements of operations. We include customer service and free technical support costs in selling and marketing expense in our statements of operations. Customer service and technical support costs include costs associated with performing order processing, answering customer inquiries by telephone and through websites, e-mail and other electronic means, and providing free technical support assistance to customers. In connection with the sale of certain products, we provide a limited amount of free technical support assistance to customers. We do not defer the recognition of any revenue associated with sales of these products, since the cost of providing this free technical support is insignificant. The technical support is generally provided within one year after the associated revenue is recognized and free product enhancements are minimal and infrequent. We accrue the estimated cost of providing this free support upon product shipment.
Software Development Costs
We expense software development costs as we incur them until technological feasibility has been established, at which time those costs are capitalized until the product is available for general release to customers. To date, our software has been available for general release concurrent with the establishment of technological feasibility and, accordingly, we have not capitalized any development costs. Costs we incur to enhance our existing products or after the general release of the service using the product are expensed in the period they are incurred and included in research and development expense in our statements of operations.

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
Advertising
We expense all advertising costs as we incur them to selling and marketing expense in our statements of operations. We recorded advertising expense of approximately $153 million for the twelve months ended July 31, 2010, $142 million for the twelve months ended July 31, 2009 and $121 million for the twelve months ended July 31, 2008.
Leases
We review all leases for capital or operating classification at their inception. We use our incremental borrowing rate in the assessment of lease classification and define the initial lease term to include the construction build-out period but to exclude lease extension periods. We conduct our operations primarily under operating leases. For leases that contain rent escalations, we record the total rent payable during the lease term, as defined above, on a straight-line basis over the term of the lease. We record the difference between the rent paid and the straight-line rent in a deferred rent account in other current liabilities or other long-term obligations, as appropriate, on our balance sheets.
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
Capitalization of Interest Expense
We capitalize interest on capital projects, including facilities build-out projects and internal use computer software projects. Capitalization commences with the first expenditure for the project and continues until the project is substantially complete and ready for its intended use. We amortize capitalized interest to depreciation expense using the straight-line method over the same lives as the related assets. Capitalized interest was less than $10 million for the twelve months ended July 31, 2010, 2009 and 2008.
Foreign Currency
The functional currencies of our international operating subsidiaries are generally the local currencies. We translate the assets and liabilities of our foreign subsidiaries at the exchange rates in effect on the balance sheet date. We translate their revenue, costs and expenses at the average rates of exchange in effect during the period. We include translation gains and losses in the stockholders’ equity section of our balance sheets. We include net gains and losses resulting from foreign exchange transactions in interest and other income in our statements of operations.
Income Taxes
We estimate our income taxes based on the various jurisdictions where we conduct business. Significant judgment is required in determining our worldwide income tax provision. We estimate our current tax liability and assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our balance sheet. We must then assess the likelihood that our deferred tax assets will be realized. To the extent we believe that realization is not likely, we establish a valuation allowance. When we establish a valuation allowance or increase this allowance in an accounting period, we record a corresponding income tax expense in our statement of operations.

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
Historically we have considered all undistributed earnings of our foreign subsidiaries to be temporarily invested outside the United States and, accordingly, we provided U.S. taxes on those earnings. Subsequent to our distribution of non-U.S. earnings in April 2010, our plans are to indefinitely reinvest substantially all of the earnings of our foreign subsidiaries in support of our international expansion plans. We provide no U.S. taxes on earnings that we consider to be indefinitely reinvested. See Note 11 for more information.
A description of our accounting policies associated with tax-related contingencies and valuation allowances assumed as a part of a business combination is provided under “Business Combinations” below.
Computation of Net Income Per Share
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

The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Twelve Months Ended July 31,
(In millions, except per share amounts)	2010	2009	2008

Numerator:
Net income from continuing operations	$539	$447	$447
Net income from discontinued operations	35	—	30

Net income	$574	$447	$477

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	316	322	329

Shares used in diluted per share amounts:
Weighted average common shares outstanding	316	322	329
Dilutive common equivalent shares from stock options and restricted stock awards	9	8	10

Dilutive weighted average common shares outstanding	325	330	339

Basic and diluted net income per share:
Basic net income per share from continuing operations	$1.71	$1.39	$1.36
Basic net income per share from discontinued operations	0.11	—	0.09

Basic net income per share	$1.82	$1.39	$1.45

Diluted net income per share from continuing operations	$1.66	$1.35	$1.32
Diluted net income per share from discontinued operations	0.11	—	0.09

Diluted net income per share	$1.77	$1.35	$1.41

Weighted average stock options and restricted stock units excluded from calculation due to anti-dilutive effect	8	24	18

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
Accounts Receivable and Allowances for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount and are not interest bearing. We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables. We review our accounts receivable by aging category to identify significant customers or invoices with known disputes or collectibility issues. For those invoices not specifically reviewed, we provide reserves based on the age of the receivable. In determining the amount of the reserve, we make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. We also consider our historical level of credit losses and current economic trends that might impact the level of future credit losses. When we determine that amounts are uncollectible we write them off against the allowance.
Funds Held for Customers and Customer Fund Deposits
Funds held for customers represent cash held on behalf of our customers that is invested in cash and cash equivalents and available-for-sale investment-grade debt securities. Customer fund deposits consist of amounts we owe on behalf of our customers, such as direct deposit payroll funds and payroll taxes.
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

Under the acquisition method of accounting for business combinations, if we identify changes to acquired deferred tax asset valuation allowances or liabilities related to uncertain tax positions during the measurement period and they relate to new information obtained about facts and circumstances that existed as of the acquisition date, those changes are considered a measurement period adjustment and we record the offset to goodwill. We record all other changes to deferred tax asset valuation allowances and liabilities related to uncertain tax positions in current period income tax expense. This accounting applies to all of our acquisitions regardless of acquisition date.
Goodwill, Acquired Intangible Assets and Other Long-Lived Assets
Goodwill
We record goodwill when the fair value of consideration transferred in a business combination exceeds the fair value of the identifiable assets acquired and liabilities assumed. Goodwill and other intangible assets that have indefinite useful lives are not amortized, but we test them for impairment annually during our fourth fiscal quarter and whenever an event or change in circumstances indicates that the carrying value of the asset may not be recoverable.
For goodwill, we perform a two-step impairment test. In the first step, we compare the fair value of each reporting unit to its carrying value. Our reporting units are consistent with the reportable segments described in Note 15. In accordance with authoritative guidance, we define fair value as the price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We consider and use all valuation methods that are appropriate in estimating the fair value of our reporting units and generally use a weighted combination of income and market approaches. Under the income approach, we estimate the fair value of each reporting unit based on the present value of future cash flows. We use a number of assumptions in our discounted cash flow model, including market factors specific to the business, the amount and timing of estimated future cash flows to be generated by the business over an extended period of time, long-term growth rates for the business, and a rate of return that considers the relative risk of achieving the cash flows and the time value of money. Under the market approach, we estimate the fair value of each reporting unit based on market multiples of revenue, operating income, and earnings for comparable publicly traded companies engaged in similar businesses. If the estimated fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further analysis is required.
If the carrying value of the net assets assigned to a reporting unit exceeds the estimated fair value of the unit, we perform the second step of the impairment test. In this step we allocate the fair value of the reporting unit calculated in step one to all of the assets and liabilities of that unit, as if we had just acquired the reporting unit in a business combination. The excess of the fair value of the reporting unit over the total amount allocated to the assets and liabilities represents the implied fair value of goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, we would record an impairment loss equal to the difference. We recorded no goodwill impairment charges for the twelve months ended July 31, 2010, 2009 or 2008.
Acquired Intangible Assets and Other Long-Lived Assets
We generally record acquired intangible assets that have finite useful lives, such as acquired technology, in connection with business combinations. We amortize the cost of acquired intangible assets on a straight-line basis over their estimated useful lives, which range from two to nine years. We review intangible assets that have finite useful lives and other long-lived assets whenever an event or change in circumstances indicates that the carrying value of the asset may not be recoverable. We estimate the recoverability of these assets by comparing the carrying amount of the asset to the future undiscounted cash flows that we expect the asset to generate. We estimate the fair value of assets that have finite useful lives based on the present value of future cash flows for those assets. If the carrying value of an asset with a finite life exceeds its estimated fair value, we would record an impairment loss equal to the difference. We recorded no impairment charges for acquired intangible assets for the twelve months ended July 31, 2010, 2009 or 2008.
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

Restricted stock units (RSUs) granted typically vest based on continued service. We value these time-based RSUs at the date of grant using the intrinsic value method and amortize those values on a straight-line basis adjusted for estimated forfeitures over the restriction period. Certain RSUs granted to senior management vest based on the achievement of pre-established performance or market goals. We estimate the fair value of performance-based RSUs at the date of grant using the intrinsic value method and the probability that the specified performance criteria will be met. We amortize those fair values over the requisite service period adjusted for estimated forfeitures for each separately vesting tranche of the award. We estimate the fair value of market-based RSUs at the date of grant using a Monte Carlo valuation methodology and amortize those fair values over the requisite service period adjusted for estimated forfeitures for each separately vesting tranche of the award.
See Note 12 for a description of our share-based compensation plans and more information on the assumptions we use to calculate the fair value of share-based compensation.
Concentration of Credit Risk and Significant Customers and Suppliers
We operate in markets that are highly competitive and rapidly changing. Significant technological changes, shifting customer needs, the emergence of competitive products or services with new capabilities and other factors could negatively impact our operating results.
We are also subject to risks related to changes in the value of our significant balance of investments. Our portfolio of investments consists of investment-grade securities. Except for direct obligations of the United States government, securities issued by agencies of the United States government and money market funds, we diversify our investments by limiting our holdings with any individual issuer.
We sell a significant portion of our products through third-party retailers and distributors. As a result, we face risks related to the collectibility of our accounts receivable. To appropriately manage this risk, we perform ongoing evaluations of customer credit and limit the amount of credit extended as we deem appropriate, but generally do not require collateral. We maintain reserves for estimated credit losses and these losses have historically been within our expectations. However, since we cannot predict future changes in the financial stability of our customers, we cannot guarantee that our reserves will continue to be adequate. No customer accounted for 10% or more of total net revenue for the twelve months ended July 31, 2010, 2009 or 2008, nor did any customer account for 10% or more of total accounts receivable at July 31, 2010 or 2009.
We rely primarily on one third-party vendor to perform the manufacturing and distribution functions for our retail desktop software products. We also have a key single-source vendor that prints and fulfills orders for most of our financial supplies business. While we believe that relying on key vendors improves the efficiency and reliability of our business operations, relying on any one vendor for a significant aspect of our business can have a significant negative impact on our revenue and profitability if that vendor fails to perform at acceptable service levels for any reason, including financial difficulties of the vendor.
Recent Accounting Pronouncements
ASU 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements – a Consensus of the FASB Emerging Issues Task Force”
In October 2009 the FASB issued Accounting Standards Update (ASU) 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements – a Consensus of the FASB Emerging Issues Task Force.” This update provides amendments to the criteria in ASC Topic 605, “Revenue Recognition,” for separating consideration in multiple-deliverable arrangements by establishing a selling price hierarchy. The selling price used for each deliverable will be based on vendor-specific objective evidence (VSOE) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third-party evidence is available. ASU 2009-13 also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which means that it will be effective for our fiscal year beginning August 1, 2010. We are in the process of evaluating this update and therefore have not yet determined the impact that adoption of ASU 2009-13 will have on our financial position, results of operations or cash flows.
2. Fair Value Measurements
Fair Value Hierarchy
The authoritative guidance defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. When determining fair value, we consider the principal or most advantageous market for an asset or liability and assumptions that market participants would use when pricing the asset or liability. In addition, we consider and use all valuation methods that are appropriate in estimating the fair value of an asset or liability.
The authoritative guidance establishes a fair value hierarchy that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities. In general, the authoritative guidance requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. An asset or liability’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the measurement of its fair value. The three levels of input defined by the authoritative guidance are as follows:
•	Level 1 uses unadjusted quoted prices that are available in active markets for identical assets or liabilities.
•	Level 2 uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices in active markets for similar assets or liabilities: quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data for substantially the full term of the assets or liabilities.
•	Level 3 uses one or more unobservable inputs that are supported by little or no market activity and that are significant to the determination of fair value. Level 3 assets and liabilities include those whose fair values are determined using pricing models, discounted cash flow methodologies or similar valuation techniques and significant management judgment or estimation.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial assets and financial liabilities that we measured at fair value on a recurring basis at the dates indicated, classified in accordance with the fair value hierarchy described above.

	At July 31, 2010				At July 31, 2009
				Total				Total
(In millions)	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value

Assets:
Cash equivalents, primarily money market funds	$330	$—	$—	$330	$893	$—	$—	$893

Available-for-sale debt securities:
Municipal bonds	—	1,050	—	1,050	—	448	—	448
Municipal auction rate securities	—	—	87	87	—	—	245	245
Corporate notes	—	334	—	334	—	44	—	44
U.S. agency securities	—	174	—	174	—	25	—	25

Total available-for-sale debt securities	—	1,558	87	1,645	—	517	245	762

Total assets measured at fair value on a recurring basis	$330	$1,558	$87	$1,975	$893	$517	$245	$1,655

Liabilities:
Long-term debt (1)	$—	$1,086	$—	$1,086	$—	$1,001	$—	$1,001

(1)	Carrying value on our balance sheets at July 31, 2010 and July 31, 2009 was $998 million. See Note 9.

The following table summarizes our cash equivalents and available-for-sale debt securities by balance sheet classification and level in the fair value hierarchy at the dates shown:

	At July 31, 2010				At July 31, 2009
				Total				Total
(In millions)	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value

Cash equivalents:
In cash and cash equivalents	$143	$—	$—	$143	$621	$—	$—	$621
In funds held for customers	187	—	—	187	272	—	—	272

Total cash and cash equivalents	$330	$—	$—	$330	$893	$—	$—	$893

Available-for-sale debt securities:
In investments	$—	$1,408	$—	$1,408	$—	$517	$151	$668
In funds held for customers	—	150	—	150	—	—	—	—
In long-term investments	—	—	87	87	—	—	94	94

Total available-for-sale debt securities	$—	$1,558	$87	$1,645	$—	$517	$245	$762

We value our Level 1 assets, consisting primarily of money market funds, using quoted prices in active markets for identical instruments. Financial assets whose fair values we measure using Level 2 inputs consist of municipal bonds, corporate notes and U.S. agency securities. We measure the fair values of these assets using quoted prices in active markets for similar instruments. Financial liabilities whose fair values we measure using Level 2 inputs consist of long-term debt. See Note 10. We measure the fair value of our long-term debt based on the trading prices of the senior notes and the interest rates we could obtain for other borrowings with similar terms.
There were no significant transfers into or out of Levels 1, 2 or 3 during the twelve months ended July 31, 2010 or 2009. Financial assets whose fair values we measure using significant unobservable (Level 3) inputs consist of municipal auction rate securities that are included in investments and long-term investments on our balance sheets. The following table presents a reconciliation of activity for our Level 3 assets for the twelve months ended July 31, 2010 and July 31, 2009.

	Municipal Auction Rate Securities
		Long-Term
(In millions)	Investments	Investments	Total

Balance at July 31, 2008	$—	$285	$285
Transfers from long-term to current	175	(175)	—
Settlements at par	(24)	(16)	(40)

Balance at July 31, 2009	151	94	245
Settlements at par	(151)	(7)	(158)

Balance at July 31, 2010	$—	$87	$87

In February 2008 auctions began failing for the municipal auction rate securities we held and in accordance with authoritative guidance we began estimating their fair value based on a discounted cash flow model that we prepared. The municipal auction rate securities we held were rated A or better by the major credit rating agencies and were generally collateralized by student loans guaranteed by the U.S. Department of Education. On November 4, 2008 we accepted an offer from UBS AG (UBS), one of the broker-dealers for our municipal auction rate securities, which gave us the option to sell UBS all of the municipal auction rate securities that we held through them at par value. In June 2010 UBS settled the remaining balance of $110 million in municipal auction rate securities subject to the offer at par. We accounted for the put option at its cost of zero on the date that we entered into the agreement because we considered the value of the securities subject to the put option to be substantially equal to their par values at that date. Based on the maturities of the underlying securities, we classified the remaining balance of $87 million in municipal auction rate securities that we held as long-term investments on our balance sheet at July 31, 2010.

We estimated the fair values of the municipal auction rate securities we held at July 31, 2010, 2009 and 2008 based on a discounted cash flow model that we prepared. Key inputs to our discounted cash flow model included the projected future interest rates; the likely timing of principal repayments; the probability of full repayment considering guarantees by the U.S. Department of Education of the underlying student loans or insurance by other third parties; publicly available pricing data for recently issued student loan backed securities that are not subject to auctions; and the impact of the reduced liquidity for auction rate securities.
The following table presents information about significant inputs to our discounted cash flow model at the dates shown:

	Inputs to Model at
	July 31,	July 31,	July 31,
	2010	2009	2008
Range of average projected future yield rates	1.48% - 2.65%	0.63% - 3.78%	2.57% - 4.48%

Range of overall discount rates used in model (like-kind security yield rate plus illiquidity factor)	1.52% - 1.77%	1.61% - 1.86%	3.45% - 3.70%

Like-kind security yield rate	0.27%	0.36%	2.20%

Range of illiquidity factors	125 - 150 bps	125 - 150 bps	125 - 150 bps

Expected holding period in years	7	7	7
Using our discounted cash flow model we determined that the fair values of the municipal auction rate securities we held at July 31, 2010, 2009 and 2008 were approximately equal to their par values. As a result, we recorded no decrease in the fair values of those securities for the twelve months then ended. We do not intend to sell our municipal auction rate securities and it is not more likely than not that we will be required to sell them before recovery at par, which may be at maturity. Based on our expected operating cash flows and our other sources of cash, we do not believe that the reduction in liquidity of our municipal auction rate securities will have a material impact on our overall ability to meet our liquidity needs.
3. Cash and Cash Equivalents, Investments and Funds Held for Customers
The following table summarizes our cash and cash equivalents, investments and funds held for customers by balance sheet classification at the dates indicated.

	July 31, 2010		July 31, 2009
(In millions)	Cost	Fair Value	Cost	Fair Value
Classification on balance sheets:
Cash and cash equivalents	$214	$214	$679	$679
Investments	1,407	1,408	666	668
Funds held for customers	336	337	272	272
Long-term investments	91	91	97	97

Total cash and cash equivalents, investments and funds held for customers	$2,048	$2,050	$1,714	$1,716

The following table summarizes our cash and cash equivalents, investments and funds held for customers by investment category at the dates indicated. See Note 2 for more information on our municipal auction rate securities.

	July 31, 2010		July 31, 2009
(In millions)	Cost	Fair Value	Cost	Fair Value
Type of issue:
Total cash and cash equivalents	$401	$401	$951	$951
Available-for-sale debt securities:
Municipal bonds	1,049	1,050	447	448
Municipal auction rate securities	87	87	245	245
Corporate notes	333	334	43	44
U.S. agency securities	174	174	25	25

Total available-for-sale debt securities	1,643	1,645	760	762
Other long-term investments	4	4	3	3

Total cash and cash equivalents, investments and funds held for customers	$2,048	$2,050	$1,714	$1,716

We include realized gains and losses on our available-for-sale debt securities in interest and other income, net in our statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the twelve months ended July 31, 2010, 2009 and 2008 were not significant.
We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income in the stockholders’ equity section of our balance sheets. Gross unrealized gains and losses on our available-for-sale debt securities at July 31, 2010 and July 31, 2009 were not significant.
We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments that we held at July 31, 2010 were not other-than-temporarily impaired. While certain available-for-sale debt securities have fair values that are below cost, we do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery at par, which may be at maturity. The unrealized losses at July 31, 2010 are due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with the specific securities.
The following table summarizes our available-for-sale debt securities classified by the stated maturity date of the security at the dates indicated.

	July 31, 2010		July 31, 2009
(In millions)	Cost	Fair Value	Cost	Fair Value

Due within one year	$432	$433	$185	$186
Due within two years	365	366	159	160
Due within three years	164	164	5	5
Due after three years	682	682	411	411

Total available-for-sale debt securities	$1,643	$1,645	$760	$762

Available-for-sale debt securities due after three years in the table above included $87 million and $230 million in municipal auction rate securities at July 31, 2010 and July 31, 2009. See Note 2 for more information. Of the remaining available-for-sale debt securities at July 31, 2010, 89% had an interest reset date, put date or mandatory call date within two years of that date.

4. Property and Equipment
Property and equipment consisted of the following at the dates indicated:

	Life in	July 31,
(Dollars in millions)	Years	2010	2009

Equipment	3-5	$475	$460
Computer software	3-5	359	351
Furniture and fixtures	5	64	62
Leasehold improvements	2-11	229	216
Land	NA	4	3
Buildings	5-30	202	202
Capital in progress	NA	59	40

		1,392	1,334
Less accumulated depreciation and amortization		(882)	(807)

Total property and equipment, net		$510	$527

NA = Not Applicable
Capital in progress consists primarily of costs related to internal use software projects. As discussed in Note 1, “Description of Business and Summary of Significant Accounting Policies - Software Development Costs,” we capitalize costs related to the development of computer software for internal use. We capitalized internal use software costs totaling $56 million for the twelve months ended July 31, 2010; $52 million for the twelve months ended July 31, 2009; and $44 million for the twelve months ended July 31, 2008. These amounts included capitalized labor costs of $28 million, $17 million and $16 million. Costs related to internal use software projects are included in the capital in progress category of property and equipment until project completion, at which time they are transferred to the computer software category and amortized on a straight-line basis over their useful lives, which are generally three to five years.
5. Goodwill and Acquired Intangible Assets
Goodwill
Changes in the carrying value of goodwill by reportable segment during the twelve months ended July 31, 2010 and July 31, 2009 were as shown in the following table. Our reportable segments are described in Note 15.

	Balance	Goodwill	Balance	Goodwill	Balance
	July 31,	Acquired/	July 31,	Acquired/	July 31,
(In millions)	2008	Adjusted	2009	Adjusted	2010

Financial Management Solutions	$153	$(1)	$152	$(1)	$151
Employee Management Solutions	152	122	274	(3)	271
Payment Solutions	181	1	182	—	182
Consumer Tax	30	—	30	—	30
Accounting Professionals	90	—	90	—	90
Financial Services	1,002	7	1,009	—	1,009
Other Businesses	18	(1)	17	164	181

Totals	$1,626	$128	$1,754	$160	$1,914

The increase in goodwill in our Other Businesses segment during the twelve months ended July 31, 2010 was due to the acquisitions of Mint Software Inc. and Medfusion, Inc. The increase in goodwill in our Employee Management Solutions segment during the twelve months ended July 31, 2009 was due to the acquisition of PayCycle, Inc. See Note 7.
Acquired Intangible Assets
The following table shows the cost, accumulated amortization and weighted average life in years for our acquired intangible assets at the dates indicated.

				Covenants
			Trade	Not to
	Customer	Purchased	Names	Compete
(Dollars in millions)	Lists	Technology	and Logos	or Sue	Total

At July 31, 2010:
Cost	$438	$414	$35	$36	$923
Accumulated amortization	(328)	(301)	(21)	(17)	(667)

Acquired intangible assets, net	$110	$113	$14	$19	$256

Weighted average life in years	6	7	7	8	7

At July 31, 2009:
Cost	$417	$386	$25	$35	$863
Accumulated amortization	(286)	(255)	(18)	(13)	(572)

Acquired intangible assets, net	$131	$131	$7	$22	$291

Weighted average life in years	5	5	5	8	5

The increases in the cost of acquired intangible assets during the twelve months ended July 31, 2010 were primarily due to our acquisitions of Mint and Medfusion. The increases in the cost of acquired intangible assets during the twelve months ended July 31, 2009 were primarily due to our acquisitions of certain technology licensing rights and PayCycle. See Note 10 for more information about the technology licensing rights and Note 7 for more information about our acquisitions of PayCycle, Mint and Medfusion.

The following table shows the expected future amortization expense for our acquired intangible assets at July 31, 2010. Amortization of acquired technology is charged to cost of service and other revenue and amortization of acquired technology in our statements of operations. Amortization of other acquired intangible assets such as customer lists is charged to amortization of other acquired intangible assets in our statements of operations. If impairment events occur, they could accelerate the timing of acquired intangible asset charges.

Expected
Future
Amortization
(In millions)	Expense

Twelve months ending July 31,
2011	$75
2012	54
2013	33
2014	30
2015	26
Thereafter	38

Total expected future amortization expense	$256

6. Accumulated Other Comprehensive Income
We add components of other comprehensive income, such as changes in the fair value of available-for-sale debt securities and foreign currency translation adjustments, to our net income to arrive at comprehensive net income. For the twelve months ended July 31, 2010, 2009 and 2008, other comprehensive income was not significant. The balances in accumulated other comprehensive income in the equity section of our balance sheets at July 31, 2010 and July 31, 2009 consisted primarily of cumulative foreign currency translation adjustments and were also not significant.
7. Business Combinations
We completed the business combinations and acquisitions described below during the three fiscal years ended July 31, 2010. We have included the results of operations for each of them in our consolidated results of operations from their respective dates of acquisition. Their results of operations for periods prior to the dates of acquisition were not material, individually or in the aggregate, when compared with our consolidated results of operations. The fair values assigned to the identifiable intangible assets acquired were based on estimates and assumptions determined by management.
Fiscal 2010 Business Combinations
Medfusion, Inc.
On May 21, 2010 we acquired privately held Medfusion, Inc. for total consideration of approximately $89 million. The total consideration included approximately $10 million for the fair value of cash retention bonuses that will be charged to expense over a three year service period. Medfusion is a provider of online patient-to-provider communication solutions and became part of our Other Businesses segment. We acquired Medfusion to expand our online healthcare offerings in support of our Connected Services strategy.
Under the acquisition method of accounting we allocated the fair value of the total consideration transferred to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. We recorded the excess of consideration over the aggregate fair values as goodwill. Using information available at the time the acquisition closed, we allocated approximately $8 million of the consideration to net tangible liabilities and approximately $23 million of the consideration to identified intangible assets. We recorded the excess consideration of approximately $62 million as goodwill, none of which is deductible for income tax purposes. The identified intangible assets are being amortized over a weighted average life of six years.
Mint Software Inc.
On November 2, 2009 we acquired all of the outstanding equity interests of Mint Software Inc. for total consideration of approximately $170 million. The total consideration included approximately $24 million for cash retention bonuses and the fair value of assumed equity awards and Intuit common stock issued to the holder of Mint Series D Preferred Stock. The total of $24 million will be charged to expense over a three year service period. Mint is a provider of online personal finance services and became part of our Other Businesses segment. We acquired Mint to expand our online personal finance offerings in support of our Connected Services strategy.
Under the acquisition method of accounting we allocated the fair value of the total consideration transferred to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. We recorded the excess of consideration over the aggregate fair values as goodwill. Using information available at the time the acquisition closed, we allocated approximately $1 million of the consideration to net tangible assets and approximately $43 million of the consideration to identified intangible assets. We recorded the excess consideration of approximately $102 million as goodwill, none of which is deductible for income tax purposes. The identified intangible assets are being amortized over a weighted average life of seven years.
Fiscal 2009 Acquisitions
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
Under the purchase method of accounting we allocated the total purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. We recorded the excess of purchase price over the aggregate fair values as goodwill. Using information available at the time the acquisition closed, we allocated approximately $5 million of the purchase price to net tangible assets and approximately $42 million of the purchase price to identified intangible assets. We recorded the excess purchase price of approximately $122 million as goodwill, none of which is deductible for income tax purposes. The identified intangible assets are being amortized over a weighted average life of seven years.
Fiscal 2008 Acquisitions
Electronic Clearing House, Inc.
On February 29, 2008 we acquired all of the outstanding equity interests of Electronic Clearing House, Inc. (ECHO) for a total purchase price of approximately $131 million in cash. ECHO is a provider of electronic payment processing services to small businesses and became part of our Payment Solutions segment. We acquired ECHO in order to expand our merchant services capabilities.
Under the purchase method of accounting we allocated the total purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. We recorded the excess of purchase price over the aggregate fair values as goodwill. Using information available at the time the acquisition closed, we allocated approximately $6 million of the purchase price to net tangible assets and approximately $44 million of the purchase price to identified intangible assets. We recorded the excess purchase price of approximately $81 million as goodwill, none of which is deductible for income tax purposes. The identified intangible assets are being amortized over a weighted average life of eight years.

Homestead Technologies Inc.
On December 18, 2007 we acquired Homestead Technologies Inc., including all of its outstanding equity interests, for total consideration of approximately $170 million on a fully diluted basis. The total consideration was comprised of the purchase price of $146 million (which included the fair value of vested stock options assumed) plus the $24 million fair value of unvested stock options and restricted stock units assumed. Homestead is a provider of website design and hosting services to small businesses and became part of our Financial Management Solutions segment. We acquired Homestead as part of our strategy to help small businesses acquire and serve customers online.
Under the purchase method of accounting we allocated the total purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. We recorded the excess of purchase price over the aggregate fair values as goodwill. Using information available at the time the acquisition closed, we allocated approximately $14 million of the purchase price to net tangible assets and approximately $22 million of the purchase price to identified intangible assets. We recorded the excess purchase price of approximately $110 million as goodwill, none of which is deductible for income tax purposes. In the third quarter of fiscal 2008 we recorded an $11 million increase to tangible assets and a corresponding decrease to goodwill. The increase in the tangible assets was the result of a determination made after we obtained additional information regarding the realizability of certain deferred tax assets not previously recorded. The identified intangible assets are being amortized over a weighted average life of five years.
8. Discontinued Operations and Dispositions
Discontinued Operations
On January 15, 2010 we sold our Intuit Real Estate Solutions (IRES) business for approximately $128 million in cash and recorded a net gain on disposal of $35 million, which included $72 million for goodwill and $23 million for income taxes. The decision to sell IRES was a result of management’s desire to focus resources on Intuit’s core products and services. IRES was part of our Other Businesses segment. We determined that IRES became a discontinued operation in the second quarter of fiscal 2010. We have therefore segregated the net assets and operating results of IRES from continuing operations on our balance sheets and in our statements of operations for all periods prior to the sale. Assets held for sale at July 31, 2009 consisted primarily of goodwill. Because IRES operating cash flows were not material for any period presented, we have not segregated them from continuing operations on our statements of cash flows. We have presented the effect of the net gain on disposal of IRES in net income from discontinued operations on our statements of cash flows for the twelve months ended July 31, 2010.
In August 2007 we sold our Intuit Distribution Management Solutions (IDMS) business for approximately $100 million in cash and recorded a net gain on disposal of $28 million, which included $42 million for goodwill and $18 million for income taxes. The decision to sell IDMS was a result of management’s desire to focus resources on Intuit’s core products and services. IDMS was part of our Other Businesses segment. We determined that IDMS became a discontinued operation in the fourth quarter of fiscal 2007. We have therefore segregated the operating results of IDMS from continuing operations in our statements of operations for all periods prior to the sale. Because IDMS operating cash flows were not material for any period presented, we have not segregated them from continuing operations on our statements of cash flows. We have presented the effect of the gain on disposal of IDMS on our statement of cash flows for the twelve months ended July 31, 2008.

Net revenue and net income from discontinued operations were as shown in the following table for the periods indicated.

	Twelve Months Ended
	July 31,	July 31,	July 31,
(In millions)	2010	2009	2008

Net revenue from discontinued operations
IDMS	$—	$—	$2
IRES	33	74	78

Total net revenue from discontinued operations	$33	$74	$80

Net income from discontinued operations
Net loss from IDMS discontinued operations	$—	$—	$(1)
Gain on disposal of IDMS	—	—	28
Net income from IRES discontinued operations	—	—	4
Gain on disposal of IRES	35	—	—
Other	—	—	(1)

Total net income from discontinued operations	$35	$—	$30

Sale of Outsourced Payroll Assets
In March 2007 we sold certain assets related to our Complete Payroll and Premier Payroll Service businesses to Automatic Data Processing, Inc. (ADP). In the twelve months ended July 31, 2008 we recorded a pre-tax gain of $52 million on our statement of operations for customers who transitioned to ADP during that period. We received a total purchase price of $94 million and recorded a total pre-tax gain of $83 million from the inception of this transaction through its completion in the third quarter of fiscal 2008. The assets were part of our Employee Management Solutions segment. We did not account for this transaction as a discontinued operation because the operations and cash flows of the assets could not be clearly distinguished, operationally or for financial reporting purposes, from the rest of our outsourced payroll business.
9. Current Liabilities
Unsecured Revolving Credit Facility
On March 22, 2007 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on March 22, 2012. Advances under the credit facility will accrue interest at rates that are equal to, at our election, either Citibank’s base rate or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.18% to 0.575% based on our senior debt credit ratings. The applicable interest rate will be increased by 0.05% for any period in which the total principal amount of advances and letters of credit under the credit facility exceeds $250 million. The agreement includes covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 and a ratio of annual EBITDA to interest payable of not less than 3.00 to 1.00. We were in compliance with these covenants at July 31, 2010. We may use amounts borrowed under this credit facility for general corporate purposes or for future acquisitions or expansion of our business. To date we have not borrowed under this credit facility.

Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

	July 31,
(In millions)	2010	2009

Reserve for product returns	$20	$22
Reserve for rebates	11	30
Current portion of license fee payable	10	10
Current portion of deferred rent	7	7
Interest payable	21	21
Executive deferred compensation plan	43	37
Other	22	26

Total other current liabilities	$134	$153

10. Long-Term Obligations and Commitments
Long-Term Debt
On March 12, 2007 we issued $500 million of 5.40% senior unsecured notes due on March 15, 2012 and $500 million of 5.75% senior unsecured notes due on March 15, 2017 (together, the Notes), for a total principal amount of $1 billion. We carried the Notes at face value less the unamortized discount of $2 million on our balance sheets at July 31, 2010 and July 31, 2009. The Notes are redeemable by Intuit at any time, subject to a make-whole premium. The Notes include covenants that limit our ability to grant liens on our facilities and to enter into sale and leaseback transactions, subject to significant allowances. We paid $56 million in cash for interest on the Notes during each of the twelve months ended July 31, 2010, 2009 and 2008.
Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

	July 31,
(In millions)	2010	2009

Total license fee payable	$65	$71
Total deferred rent	60	64
Long-term deferred revenue	29	20
Long-term income tax liabilities	20	48
Other	3	4

Total long-term obligations	177	207
Less current portion (included in other current liabilities)	(19)	(20)

Long-term obligations due after one year	$158	$187

In May 2009 we entered into an agreement to license certain technology for $20 million in cash and $100 million payable over ten fiscal years. The total present value of the arrangement was approximately $89 million. The total license fee payable in the table above includes imputed interest through the dates indicated.

Operating Lease Commitments
We lease office facilities and equipment under various operating lease agreements. Our facilities leases generally provide for periodic rent increases and many contain escalation clauses and renewal options. Certain leases require us to pay property taxes, insurance and routine maintenance. Annual minimum commitments under all of these leases are shown in the table below.

Operating
Lease
(In millions)	Commitments

Fiscal year ending July 31,
2011	$53
2012	47
2013	41
2014	37
2015	33
Thereafter	71

Total operating lease commitments	$282

Rent expense totaled $43 million for the twelve months ended July 31, 2010; $44 million for the twelve months ended July 31, 2009; and $48 million for the twelve months ended July 31, 2008.
Unconditional Purchase Obligations
In the ordinary course of business we enter into certain unconditional purchase obligations with our suppliers. These are agreements to purchase products and services that are enforceable, legally binding, and specify terms that include fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payments. At July 31, 2010, our unconditional purchase obligations totaled approximately $98 million.
11. Income Taxes
The provision for income taxes from continuing operations consisted of the following for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2010	2009	2008

Current:
Federal	$231	$160	$178
State	44	7	35
Foreign	33	12	8

	308	179	221

Deferred:
Federal	(15)	24	13
State	(1)	7	9
Foreign	(16)	(4)	—

	(32)	27	22

Total provision for income taxes from continuing operations	$276	$206	$243

The sources of income from continuing operations before the provision for income taxes consisted of the following for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2010	2009	2008

United States	$779	$627	$662
Foreign	36	26	28

Total	$815	$653	$690

Differences between income taxes calculated using the federal statutory income tax rate of 35% and the provision for income taxes from continuing operations were as follows for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2010	2009	2008

Income from continuing operations before income taxes	$815	$653	$690

Statutory federal income tax	$285	$229	$242
State income tax, net of federal benefit	27	9	29
Federal research and experimentation credits	(8)	(20)	(7)
Domestic production activities deduction	(14)	(11)	(12)
Share-based compensation	4	4	—
Tax exempt interest	(2)	(5)	(12)
Effects of non-U.S. operations	(20)	—	—
Other, net	4	—	3

Total provision for income taxes from continuing operations	$276	$206	$243

In April 2010 we recorded discrete tax benefits of approximately $20 million that were related to foreign tax credits associated with the distribution of profits from certain of our non-U.S. subsidiaries and our plans to indefinitely reinvest substantially all remaining non-U.S. earnings in support of our international expansion plans. This tax benefit is shown in the table above on the effects of non-U.S. operations line.
In January 2009 we entered into a favorable agreement with a state tax authority with respect to certain tax years including years ended prior to fiscal 2009. As a result of this agreement, we recorded a discrete tax benefit of approximately $18 million during the twelve months ended July 31, 2009.
In October 2008 changes in federal tax law resulted in the reinstatement of the federal research and experimentation credit through December 31, 2009 that was retroactive to January 1, 2008. We recorded a discrete tax benefit of approximately $7 million for the retroactive amount related to fiscal year 2008 during the twelve months ended July 31, 2009.
Excess tax benefits associated with stock option exercises are credited to stockholders’ equity. The reductions of income taxes payable resulting from the exercise of employee stock options and other employee stock programs that were credited to stockholders’ equity were approximately $36 million for the twelve months ended July 31, 2010, $18 million for the twelve months ended July 31, 2009, and $38 million for the twelve months ended July 31, 2008.

Significant deferred tax assets and liabilities were as follows at the dates indicated:

	July 31,
(In millions)	2010	2009

Deferred tax assets:
Accruals and reserves not currently deductible	$30	$31
Deferred rent	10	12
Accrued and deferred compensation	18	1
Loss and tax credit carryforwards	63	46
Property and equipment	8	5
Share-based compensation	89	92
Other, net	4	11

Total deferred tax assets	222	198

Deferred tax liabilities:
Intangible assets	55	59
Other, net	1	5

Total deferred tax liabilities	56	64

Total net deferred tax assets	166	134
Valuation allowance	(8)	(6)

Total net deferred tax assets, net of valuation allowance	$158	$128

We have provided a valuation allowance related to the benefits of certain state and foreign net operating loss carryforwards that we believe are unlikely to be realized. The valuation allowance increased $2 million during the twelve months ended July 31, 2010, increased $6 million during the twelve months ended July 31, 2009, and decreased $3 million during the twelve months ended July 31, 2008. The valuation allowance increased during the twelve months ended July 31, 2010 primarily due to state net operating loss carryforwards acquired in business combinations. These primarily California net operating loss carryforwards are unlikely to be realized as a result of the California legislation enacted in 2009 and effective for our fiscal 2012 which limits expected sources of future California taxable income for fiscal 2012 and beyond.
We provide U.S. income taxes on the earnings of non-U.S. subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside the U.S. At July 31, 2010, there were no cumulative amount of earnings upon which U.S. income taxes have not been provided and no unrecognized deferred tax liability.
The components of total net deferred tax assets, net of valuation allowances, as shown on our balance sheets were as follows at the dates indicated:

	July 31,
(In millions)	2010	2009

Current deferred income taxes	$117	$92
Long-term deferred income taxes	41	36

Total net deferred tax assets, net of valuation allowance	$158	$128

At July 31, 2010, we had total federal net operating loss carryforwards of approximately $84 million that will start to expire in fiscal 2020. Utilization of the net operating losses is subject to annual limitation. The annual limitation may result in the expiration of net operating losses before utilization.

At July 31, 2010, we had excess federal foreign tax credits of approximately $22 million, of which $2 million can be carried back and $20 million can be carried forward. The foreign tax credit carryforwards will start to expire in fiscal 2020. Our ability to utilize foreign tax credits is dependent upon having sufficient foreign source income during the carryforward period. The foreign source income limitation may result in the expiration of foreign tax credits before utilization.
At July 31, 2010, we had total state net operating loss carryforwards of approximately $163 million for which we have recorded a deferred tax asset of $9 million and a valuation allowance of $7 million. The state net operating losses will start to expire in fiscal 2014. Utilization of the net operating losses is subject to annual limitation. The annual limitation may result in the expiration of net operating losses before utilization.
Unrecognized Tax Benefits
The aggregate changes in the balance of our gross unrecognized tax benefits were as follows for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2010	2009	2008

Gross unrecognized tax benefits, beginning balance	$40	$45	$33
Increases related to tax positions from prior fiscal years, including acquisitions	3	10	14
Decreases related to tax positions from prior fiscal years	(5)	(10)	(1)
Increases related to tax positions taken during current fiscal year	3	4	8
Settlements with tax authorities	—	(8)	(8)
Lapses of statutes of limitations	(6)	(1)	(1)

Gross unrecognized tax benefits, ending balance	$35	$40	$45

The total amount of our unrecognized tax benefits at July 31, 2010 was $35 million. Net of related deferred tax assets, unrecognized tax benefits were $30 million at that date. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $30 million. We do not believe that it is reasonably possible that there will be a significant increase or decrease in unrecognized tax benefits over the next 12 months.
We file U.S. federal, U.S. state, and foreign tax returns. Our major tax jurisdictions are U.S. federal and the State of California. For U.S. federal tax returns we are no longer subject to tax examinations for fiscal 2006 and for years prior to fiscal 2005. For California tax returns we are no longer subject to tax examinations for years prior to fiscal 2005.
We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes. Amounts accrued at July 31, 2010 and July 31, 2009 for the payment of interest and penalties were not significant. The amounts of interest and penalties that we recognized during the twelve months ended July 31, 2010, 2009 and 2008 were also not significant.

12. Stockholders’ Equity
Stock Repurchase Programs
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. Under these programs, we repurchased 28.7 million shares of our common stock for $900 million during the twelve months ended July 31, 2010; 10.9 million shares for $300 million during the twelve months ended July 31, 2009; and 27.2 million shares for $800 million during the twelve months ended July 31, 2008. At July 31, 2010, we had expended all funds authorized by our Board of Directors for stock repurchases. On August 19, 2010 we announced a new stock repurchase program under which we are authorized to repurchase up to an additional $2 billion of our common stock from time to time over a three-year period ending on August 16, 2013.
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
Description of 2005 Equity Incentive Plan
Our stockholders initially approved our 2005 Equity Incentive Plan (2005 Plan) on December 9, 2004. Under the 2005 Plan, we are permitted to grant incentive and non-qualified stock options, restricted stock awards, restricted stock units (RSUs), stock appreciation rights and stock bonus awards to our employees, non-employee directors and consultants. The 2005 Plan provides for the automatic grant of restricted stock units to non-employee directors according to a formula in the plan document. For other awards, the Compensation and Organizational Development Committee of our Board of Directors or its delegates determine who will receive grants, when those grants will be exercisable, their exercise price and other terms. Our stockholders have approved amendments to the 2005 Plan to permit the issuance of up to 65,000,000 shares under the 2005 Plan. At July 31, 2010, there were approximately 9 million shares available for grant under this plan. Up to 50% of equity awards granted each year under the 2005 Plan may have an exercise or purchase price per share that is less than full fair market value on the date of grant. All stock options granted to date under the 2005 Plan have exercise prices equal to the fair market value of our stock on the date of grant. All RSUs are considered to be granted at less than the fair market value of our stock on the date of grant because they have no exercise price. Stock options granted under the 2005 Plan typically vest over three years based on continued service and have a seven year term. RSUs granted under the 2005 Plan typically vest over three years based on continued service. Certain RSUs granted to senior management vest based on the achievement of pre-established performance or market goals.
Description of Employee Stock Purchase Plan
On November 26, 1996 our stockholders initially adopted our Employee Stock Purchase Plan (ESPP) under Section 423 of the Internal Revenue Code. The ESPP permits our eligible employees to make payroll deductions to purchase our stock on regularly scheduled purchase dates at a discount. Our stockholders have approved amendments to the ESPP to permit the issuance of up to 16,800,000 shares under the ESPP, which expires on July 27, 2015. Offering periods under the ESPP are three months in duration and shares are purchased at 85% of the lower of the closing price for Intuit common stock on the first day or the last day of the offering period.
Under the ESPP, employees purchased 1,120,030 shares of Intuit common stock during the twelve months ended July 31, 2010; 1,368,005 shares during the twelve months ended July 31, 2009; and 1,164,977 shares during the twelve months ended July 31, 2008. At July 31, 2010, there were 2,621,325 shares available for issuance under this plan.

Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded for the periods shown.

	Twelve Months Ended July 31,
(In millions except per share amounts)	2010	2009	2008

Cost of product revenue	$1	$2	$1
Cost of service and other revenue	7	7	6
Selling and marketing	41	45	36
Research and development	41	39	32
General and administrative	44	37	36
Discontinued operations	1	3	2

Total share-based compensation expense	135	133	113
Income tax benefit	(48)	(48)	(45)

Decrease in net income	$87	$85	$68

Decrease in net income per share:
Basic	$0.28	$0.26	$0.21

Diluted	$0.27	$0.26	$0.20

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
Restricted stock units (RSUs) granted typically vest based on continued service. We value these time-based RSUs at the date of grant using the intrinsic value method and amortize those values on a straight-line basis adjusted for estimated forfeitures over the restriction period. Certain RSUs granted to senior management vest based on the achievement of pre-established performance or market goals. We estimate the fair value of performance-based RSUs at the date of grant using the intrinsic value method and the probability that the specified performance criteria will be met. We amortize those fair values over the requisite service period adjusted for estimated forfeitures for each separately vesting tranche of the award. We estimate the fair value of market-based RSUs at the date of grant using a Monte Carlo valuation methodology and amortize those fair values over the requisite service period adjusted for estimated forfeitures for each separately vesting tranche of the award.
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
We used the following assumptions to estimate the fair value of stock options granted and shares purchased under our Employee Stock Purchase Plan for the periods indicated:

	Twelve Months Ended July 31,
	2010	2009	2008

Assumptions for stock options:
Expected volatility (range)	24% - 30%	28% - 44%	28% - 34%
Weighted average expected volatility	28%	31%	33%
Risk-free interest rate (range)	1.37% - 2.82%	1.13% - 3.08%	2.11% - 4.56%
Expected dividend yield	0%	0%	0%

Assumptions for ESPP:
Expected volatility (range)	22% - 29%	35% - 53%	31% - 37%
Weighted average expected volatility	26%	42%	33%
Risk-free interest rate (range)	0.04% - 0.16%	0.04% - 0.84%	1.11% - 4.15%
Expected dividend yield	0%	0%	0%

Stock Option Activity and Related Share-Based Compensation Expense
A summary of activity under all share-based compensation plans for the fiscal periods indicated was as follows:

		Options Outstanding
	Shares		Weighted Average
	Available	Number of	Exercise Price
(Shares in thousands)	for Grant	Shares	Per Share

Balance at July 31, 2007	6,411	54,490	$24.05
Additional shares authorized	10,000	—	—
Options assumed and converted in connection with acquisitions	—	648	2.00
Options granted	(8,320)	8,320	27.99
Restricted stock units granted	(3,046)	—	—
Options exercised	—	(9,101)	19.37
Options canceled or expired (1)	2,311	(4,151)	30.91
Restricted stock units forfeited (1)	620	—	—

Balance at July 31, 2008	7,976	50,206	24.70
Additional shares authorized	10,000	—	—
Options assumed and converted in connection with acquisitions	—	178	6.45
Options granted	(6,538)	6,538	28.83
Restricted stock units granted	(6,242)	—	—
Options exercised	—	(8,760)	19.37
Options canceled or expired (1)	2,208	(2,488)	29.20
Restricted stock units forfeited (1)	682	—	—

Balance at July 31, 2009	8,086	45,674	26.00
Additional shares authorized	9,000
Options assumed and converted in connection with business combinations	—	372	3.08
Options granted	(6,338)	6,338	35.93
Restricted stock units granted	(5,253)	—
Options exercised	—	(17,212)	24.00
Options canceled or expired (1)	2,089	(2,579)	29.46
Restricted stock units forfeited (1)	1,177	—

Balance at July 31, 2010	8,761	32,593	$28.45

(1)	Stock options and restricted stock units canceled, expired or forfeited under our 2005 Equity Incentive Plan are returned to the pool of shares available for grant. Stock options and restricted stock units canceled, expired or forfeited under older expired plans are not returned to the pool of shares available for grant.
The weighted average fair values of options granted during the twelve months ended July 31, 2010 was $8.73 per share; during the twelve months ended July 31, 2009 was $7.86 per share; and during the twelve months ended July 31, 2008 was $8.36 per share. The total fair value of options vested during those periods was $57 million, $58 million and $61 million.

Options outstanding, exercisable and expected to vest, and exercisable as of July 31, 2010 were as follows:

		Weighted
		Average	Weighted
		Remaining	Average	Aggregate
	Number	Contractual	Exercise	Intrinsic
	of Shares	Life	Price per	Value
	(in thousands)	(in Years)	Share	(in millions)

Options outstanding	32,593	4.37	$28.45	$368
Options exercisable and expected to vest	31,240	4.29	$28.28	$358
Options exercisable	20,201	3.26	$26.34	$271
Options expected to vest are unvested shares net of expected forfeitures. The aggregate intrinsic value of options outstanding at July 31, 2010 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for shares that were in-the-money at that date. In-the-money options at July 31, 2010 were options that had exercise prices that were lower than the $39.75 market price of our common stock at that date. The aggregate intrinsic value of options exercised during the twelve months ended July 31, 2010 was $157 million; during the twelve months ended July 31, 2009 was $79 million; and during the twelve months ended July 31, 2008 was $97 million.
We recorded $67 million, $63 million and $57 million in share-based compensation expense for stock options, restricted stock, and our Employee Stock Purchase Plan for the twelve months ended July 31, 2010, 2009 and 2008. The total tax benefits related to this share-based compensation expense were $24 million, $22 million and $20 million.
At July 31, 2010, there was $104 million of unrecognized compensation cost related to non-vested stock options and restricted stock that we will amortize to expense in the future. Unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.3 years.
We received $413 million, $169 million and $176 million in cash from option exercises under all share-based payment arrangements for the twelve months ended July 31, 2010, 2009 and 2008. The cash tax benefits that we realized related to tax deductions for non-qualified option exercises and disqualifying dispositions under all share-based payment arrangements totaled $61 million, $32 million and $38 million for those periods.
Due to our ongoing program of repurchasing our common stock on the open market, at July 31, 2010 we had approximately 116 million treasury shares. We satisfy option exercises and RSU vesting from this pool of treasury shares.

Restricted Stock Unit Activity and Related Share-Based Compensation Expense
A summary of restricted stock unit (RSU) activity for the periods indicated was as follows:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value

Nonvested at July 31, 2007	2,504	$29.88
Granted	3,046	28.24
Restricted stock units assumed and converted in connection with acquisitions	562	29.78
Vested	(484)	25.96
Forfeited	(631)	29.52

Nonvested at July 31, 2008	4,997	29.29
Granted	6,242	26.09
Vested	(1,150)	30.54
Forfeited	(691)	28.53

Nonvested at July 31, 2009	9,398	27.06
Granted	5,253	36.24
Restricted stock granted in connection with business combinations	231	29.14
Vested	(2,172)	29.30
Forfeited	(1,179)	26.46

Nonvested at July 31, 2010	11,531	$30.93

The total fair value of RSUs vested was $64 million during the twelve months ended July 31, 2010; $35 million during the twelve months ended July 31, 2009; and $11 million during the twelve months ended July 31, 2008. We recorded $68 million, $70 million and $56 million in share-based compensation expense for RSUs for those periods. The total tax benefit related to this RSU compensation expense was $25 million, $26 million and $25 million for those periods.
At July 31, 2010, there was $176 million of unrecognized compensation cost related to non-vested RSUs that we will amortize to expense in the future. Unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 1.9 years.
The cash tax benefits that we realized for tax deductions for RSUs totaled $24 million during the twelve months ended July 31, 2010; $14 million during the twelve months ended July 31, 2009; and $3 million during the twelve months ended July 31, 2008.
13. Benefit Plans
Executive Deferred Compensation Plan
In December 2004 we initially adopted our 2005 Executive Deferred Compensation Plan, which became effective January 1, 2005. We adopted this plan to meet the requirements for deferred compensation under Section 409A of the Internal Revenue Code. The plan provides that executives who meet minimum compensation requirements are eligible to defer up to 75% of their salaries, bonuses and commissions. We have agreed to credit the participants’ contributions with earnings that reflect the performance of certain independent investment funds. We may also make discretionary employer contributions to participant accounts in certain circumstances. The timing, amounts and vesting schedules of employer contributions are at the sole discretion of the Compensation and Organizational Development Committee of our Board of Directors or its delegate. The benefits under this plan are unsecured. Participants are generally eligible to receive payment of their vested benefit at the end of their elected deferral period or after termination of their employment with Intuit for any reason or at a later date to comply with the restrictions of Section 409A. Discretionary company contributions and the related earnings vest completely upon the participant’s disability, death or a change of control of Intuit. We made employer contributions to the plan of less than $1 million during the twelve months ended July 31, 2010, 2009, and 2008.
We had liabilities related to this plan of $43 million at July 31, 2010 and $37 million at July 31, 2009. We have matched the plan liabilities with similar performing assets. These assets are recorded in other long-term assets while liabilities related to obligations are recorded in other current liabilities on our balance sheets.
401(k) Plan
In the United States, employees who participate in the Intuit Inc. 401(k) Plan may contribute up to 20% of pre-tax compensation, subject to Internal Revenue Service limitations and the terms and conditions of the plan. We match a portion of employee contributions, currently 150% of the first $1,000 and up to 75% of the next six percent of salary, subject to Internal Revenue Service limitations. Matching contributions were $32 million for the twelve months ended July 31, 2010; $35 million for the twelve months ended July 31, 2009; and $34 million for the twelve months ended July 31, 2008.
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
Financial Management Solutions product revenue is derived primarily from QuickBooks desktop software products and financial supplies such as paper checks, envelopes, invoices, business cards and business stationery. Financial Management Solutions service and other revenue is derived primarily from QuickBooks Online; QuickBooks support plans; Intuit Websites, which provides website design and hosting services for small and medium-sized businesses; QuickBase; and royalties from small business online services.
Employee Management Solutions product revenue is derived primarily from QuickBooks Basic Payroll and QuickBooks Enhanced Payroll, which are products sold on a subscription basis that offer payroll tax tables, payroll reports, federal and state payroll tax forms, and electronic tax payment and filing to small businesses that prepare their own payrolls. Employee Management Solutions service and other revenue is derived from QuickBooks Online Payroll, Intuit Online Payroll, fees for direct deposit services, and other small business payroll services. Service and other revenue for this segment also includes interest earned on funds held for customers.
Payment Solutions product revenue is derived primarily from Point of Sale solutions. Payment Solutions service and other revenue is derived primarily from merchant services for small businesses that include credit card, debit card and gift card processing services; check verification, check guarantee and electronic check conversion, including automated clearing house (ACH) and Check 21 capabilities; and Web-based transaction processing services for online merchants. Service and other revenue for this segment also includes interest earned on funds held for customers.
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
Financial Services service and other revenue is derived primarily from outsourced online banking software products that are hosted in our data centers and delivered as on-demand service offerings to banks and credit unions.
Other Businesses consist primarily of Quicken, Mint.com, Intuit Health, and our businesses in Canada and the United Kingdom. Quicken product revenue is derived primarily from Quicken desktop software products. Quicken service and other revenue is derived primarily from fees from consumer online transactions and Quicken Loans trademark royalties. Mint.com service and other revenue is derived primarily from lead generation fees. Intuit Health service and other revenue is derived from online patient-to-provider communication services. In Canada, product revenue is derived primarily from localized versions of QuickBooks and Quicken as well as consumer desktop tax return preparation software and professional tax preparation products. Service and other revenue in Canada consists primarily of revenue from payroll services and QuickBooks support plans. In the United Kingdom, product revenue is derived primarily from localized versions of QuickBooks and QuickBooks Payroll.
All of our business segments except Other Businesses operate primarily in the United States and sell primarily to customers in the United States. International total net revenue was less than 5% of consolidated total net revenue for the twelve months ended July 31, 2010, 2009 and 2008.
We include expenses such as corporate selling and marketing, product development, and general and administrative expenses and share-based compensation expenses, which are not allocated to specific segments, in unallocated corporate items. Unallocated corporate items also include amortization of acquired intangible assets and acquisition-related charges.
The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies in Note 1. Except for goodwill and acquired intangible assets, we do not generally track assets by reportable segment and, consequently, we do not disclose total assets by reportable segment. See Note 5 for goodwill by reportable segment.

The following table shows our financial results by reportable segment for the periods indicated. Results for our Other Businesses segment have been adjusted for all periods presented to exclude results for our Intuit Real Estate Solutions business, which became a discontinued operation in the second quarter of fiscal 2010. See Note 8.

	Twelve Months Ended July 31,
(In millions)	2010	2009	2008

Net revenue:
Financial Management Solutions	$611	$579	$592
Employee Management Solutions	418	365	337
Payment Solutions	313	291	254
Consumer Tax	1,146	996	929
Accounting Professionals	373	352	327
Financial Services	332	311	298
Other Businesses	262	215	256

Total net revenue	$3,455	$3,109	$2,993

Operating income from continuing operations:
Financial Management Solutions	$152	$113	$170
Employee Management Solutions	253	208	166
Payment Solutions	67	31	43
Consumer Tax	746	629	588
Accounting Professionals	210	186	162
Financial Services	71	69	57
Other Businesses	64	62	90

Total segment operating income	1,563	1,298	1,276
Unallocated corporate items:
Share-based compensation expense	(134)	(130)	(111)
Other common expenses	(475)	(384)	(431)
Amortization of acquired technology	(49)	(59)	(55)
Amortization of other acquired intangible assets	(42)	(42)	(35)

Total unallocated corporate items	(700)	(615)	(632)

Total operating income from continuing operations	$863	$683	$644

16. Selected Quarterly Financial Data (Unaudited)
The following tables contain selected quarterly financial data for the twelve months ended July 31, 2010 and July 31, 2009. We accounted for our Intuit Real Estate Solutions and Intuit Distribution Management Solutions businesses as discontinued operations and as a result have segregated their operating results from continuing operations in our statements of operations and in these tables. See Note 8.

	Fiscal 2010 Quarter Ended
(In millions, except per share amounts)	October 31	January 31	April 30	July 31

Total net revenue	$474	$837	$1,607	$537
Cost of revenue	166	178	157	152
All other costs and expenses	408	520	562	449
Operating income (loss) from continuing operations	(100)	139	888	(64)
Net income (loss) from continuing operations	(69)	80	576	(48)
Net income (loss) from discontinued operations	1	34	—	—
Net income (loss)	(68)	114	576	(48)

Basic net income (loss) per share from continuing operations	$(0.21)	$0.25	$1.83	$(0.15)
Basic net income per share from discontinued operations	—	0.11	—	—

Basic net income (loss) per share	$(0.21)	$0.36	$1.83	$(0.15)

Diluted net income (loss) per share from continuing operations	$(0.21)	$0.25	$1.78	$(0.15)
Diluted net income per share from discontinued operations	—	0.10	—	—

Diluted net income (loss) per share	$(0.21)	$0.35	$1.78	$(0.15)

	Fiscal 2009 Quarter Ended
(In millions, except per share amounts)	October 31	January 31	April 30	July 31

Total net revenue	$462	$773	$1,417	$457
Cost of revenue	149	168	164	156
All other costs and expenses	388	494	488	419
Operating income (loss) from continuing operations	(75)	111	765	(118)
Net income (loss) from continuing operations	(52)	86	485	(72)
Net income (loss) from discontinued operations	—	(1)	—	1
Net income (loss)	(52)	85	485	(71)

Basic net income (loss) per share from continuing operations	$(0.16)	$0.27	$1.51	$(0.22)
Basic net income (loss) per share from discontinued operations	—	—	—	—

Basic net income (loss) per share	$(0.16)	$0.27	$1.51	$(0.22)

Diluted net income (loss) per share from continuing operations	$(0.16)	$0.26	$1.47	$(0.22)
Diluted net income (loss) per share from discontinued operations	—	—	—	—

Diluted net income (loss) per share	$(0.16)	$0.26	$1.47	$(0.22)

Schedule II
INTUIT INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions
		Charged to
	Beginning	Expense/		Ending
(In millions)	Balance	Revenue	Deductions	Balance

Year ended July 31, 2010
Allowance for doubtful accounts	$16	$23	$(17)	$22
Reserve for product returns	22	101	(103)	20
Reserve for rebates	30	84	(103)	11

Year ended July 31, 2009
Allowance for doubtful accounts	$16	$14	$(14)	$16
Reserve for product returns	28	107	(113)	22
Reserve for rebates	13	114	(97)	30

Year ended July 31, 2008
Allowance for doubtful accounts	$15	$15	$(14)	$16
Reserve for product returns	26	105	(103)	28
Reserve for rebates	19	67	(73)	13

Note:	Additions to the allowance for doubtful accounts are charged to general and administrative expense. Additions to the reserves for product returns and rebates are charged against revenue.

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2010 based on the guidelines established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of July 31, 2010 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit and Risk Committee of Intuit’s Board of Directors.
Ernst & Young LLP, an independent registered public accounting firm, independently assessed the effectiveness of our internal control over financial reporting as of July 31, 2010. Ernst & Young has issued an attestation report concurring with management’s assessment, which is included in Part II, Item 8 of this Annual Report on Form 10-K.
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
None.

PART III
ITEM 10
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except for the information about our executive officers shown below, the information required for this Item 10 is incorporated by reference from our Proxy Statement to be filed in connection with our January 2011 Annual Meeting of Stockholders.
We maintain a Code of Conduct and Ethics that applies to all employees, including all officers. We also maintain a Board of Directors Code of Ethics that applies to all members of our Board of Directors. Our Code of Conduct and Ethics and Board of Directors Code of Ethics incorporate guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. Our Code of Conduct and Ethics and Board of Directors Code of Ethics are published on our Investor Relations website at http://investors.intuit.com/governance.cfm and http://investors.intuit.com/directors.cfm, respectively. We disclose amendments to certain provisions of our Code of Conduct and Ethics and Board of Directors Code of Ethics, or waivers of such provisions granted to executive officers and directors, on this website.
EXECUTIVE OFFICERS
The following table shows Intuit’s executive officers as of August 31, 2010 and their areas of responsibility. Their biographies follow the table.

Name	Age	Position

Brad D. Smith	46	President, Chief Executive Officer and Director
Scott D. Cook	58	Chairman of the Executive Committee
Laura A. Fennell	49	Senior Vice President, General Counsel and Corporate Secretary
Sasan K. Goodarzi	42	Senior Vice President and General Manager, Intuit Financial Services Division
Daniel R. Maurer	54	Senior Vice President and General Manager, Consumer Group
Kiran M. Patel	62	Executive Vice President and General Manager, Small Business Group
R. Neil Williams	57	Senior Vice President and Chief Financial Officer
Jeffrey P. Hank	50	Vice President, Corporate Controller

Mr. Smith has been President and Chief Executive Officer and a member of the Board of Directors since January 2008. He was Senior Vice President and General Manager, Small Business Division from May 2006 to December 2007 and Senior Vice President and General Manager, QuickBooks from May 2005 to May 2006. He also served as Senior Vice President and General Manager, Consumer Tax Group from March 2004 until May 2005 and as Vice President and General Manager of Intuit’s Accountant Central and Developer Network from February 2003 to March 2004. Prior to joining Intuit in February 2003, Mr. Smith was Senior Vice President of Marketing and Business Development at ADP, a provider of business outsourcing solutions, where he held several executive positions from 1996 to 2003. Mr. Smith also serves on the Board of Directors of Yahoo! Inc. Mr. Smith holds a Bachelor’s degree in Business Administration from Marshall University and a Master’s degree in Management from Aquinas College.
Mr. Cook, a founder of Intuit, has been an Intuit director since March 1984 and is currently Chairman of the Executive Committee. He served as Intuit’s Chairman of the Board from February 1993 through July 1998. From April 1984 to April 1994, he served as Intuit’s President and Chief Executive Officer. Mr. Cook also serves on the board of directors of eBay Inc. and The Procter & Gamble Company. Mr. Cook holds a Bachelor of Arts degree in Economics and Mathematics from the University of Southern California and a Master’s degree in Business Administration from Harvard Business School.
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
Mr. Goodarzi has been Senior Vice President and General Manager, Intuit Financial Services since September 2007. From September 2005 to September 2007 he served as Intuit’s Vice President, Professional Tax and from June 2004 to September 2005 he served as Vice President of the Intuit-Branded Software Businesses. Previously, from 2002 to June 2004, Mr. Goodarzi was president of the products group in the process systems division of Invensys, a provider of process automation and controls. Prior to working at Invensys, he held senior leadership roles at Honeywell. Mr. Goodarzi holds a Bachelor’s degree in Electrical Engineering from the University of Central Florida and a Master’s degree in Business Administration from the Kellogg School of Management at Northwestern University.
Mr. Maurer has been Senior Vice President and General Manager of Intuit’s Consumer Group since December 2008. From February 2008 to December 2008, he was Senior Vice President and Chief Marketing Officer. From January 2006 to February 2008 he was Vice President of Marketing for Intuit’s Consumer Tax Group. Prior to joining Intuit, Mr. Maurer served as Vice President of strategy at The Campbell’s Soup Company from 2002 to December 2005 and held senior marketing positions at The Proctor & Gamble Company. Mr. Maurer holds a Bachelor’s Degree in Marketing and Finance from the University of Wisconsin.
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

ITEM 11
EXECUTIVE COMPENSATION
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our January 2011 Annual Meeting of Stockholders.
ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our January 2011 Annual Meeting of Stockholders.
ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our January 2011 Annual Meeting of Stockholders.
ITEM 14
PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our January 2011 Annual Meeting of Stockholders.

PART IV
ITEM 15
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this report:
1.	Financial Statements — See Index to Consolidated Financial Statements in Part II, Item 8.

2.	Financial Statement Schedules — See Index to Consolidated Financial Statements in Part II, Item 8.

3.	Exhibits

Incorporated by
Reference
Exhibit		Filed
Number	Exhibit Description	Herewith	Form/File No.	Date

3.01	Restated Intuit Certificate of Incorporation, dated as of January 19, 2000		10-Q	06/14/00

3.02	Bylaws of Intuit, as amended and restated effective April 28, 2010		8-K	04/30/10

4.01	Form of Specimen Certificate for Intuit’s Common Stock		10-K	09/15/09

4.02	Indenture, dated as of March 7, 2007, between Intuit and The Bank of New York Trust Company, N.A. as trustee		8-K	03/07/07

4.03	Forms of Global Note for Intuit’s 5.40% Senior Notes due 2012 and 5.75% Senior Notes due 2017		8-K	03/12/07

10.01+	Intuit Inc. 2005 Equity Incentive Plan, as amended through December 14, 2007		S-8 333-148112	12/17/07

10.02+	Intuit Inc. 2005 Equity Incentive Plan, as amended through April 23, 2008		8-K	04/28/08

10.03+	Intuit Inc. 2005 Equity Incentive Plan, as amended through December 16, 2008		S-8 333-156205	12/17/08

10.04+	Intuit Inc. 2005 Equity Incentive Plan, as amended through December 15, 2009		S-8 333-163728	12/15/09

10.05+	2005 Equity Incentive Plan Form of Non-Qualified Stock Option – New Hire, Promotion or Retention Grant		10-Q	12/10/04

10.06+	2005 Equity Incentive Plan Form of Non-Qualified Stock Option – Focal Grant		10-Q	12/10/04

10.07+	2005 Equity Incentive Plan Form of Restricted Stock Unit Award – Executive Stock Ownership Program Matching Unit		10-Q	12/10/04

10.08+	2005 Equity Incentive Plan Form of Non-Employee Director Option – Initial Grant		10-Q	12/10/04

10.09+	2005 Equity Incentive Plan Form of Non-Employee Director Option – Succeeding Grant		10-Q	12/10/04

10.10+	2005 Equity Incentive Plan Form of Non-Employee Director Option – Committee Grant		10-Q	12/10/04

10.11+	Form of Director Restricted Stock Unit Grant Agreement		8-K	12/18/09

10.12+	Form of Executive Performance-Based Restricted Stock Unit Agreement (one year operating goal)	X

10.13+	Form of Executive Performance-Based Restricted Stock Unit Agreement (three year operating goals)	X

10.14+	Form of Executive Performance-Based Restricted Stock Unit Agreement (total shareholder return objectives)	X

10.15+	Form of CEO Performance-Based Restricted Stock Unit Agreement (one year operating goal)	X

Incorporated by
Reference
Exhibit		Filed
Number	Exhibit Description	Herewith	Form/File No.	Date

10.16+	Form of CEO Performance-Based Restricted Stock Unit Agreement (three year operating goals)	X

10.17+	Form of CEO Performance-Based Restricted Stock Unit Agreement (total shareholder return objectives)	X

10.18+	Form of 2009 Performance-Based Restricted Stock Unit Agreement		8-K	08/17/09

10.19+	Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting)		10-K	09/12/08

10.20+	Form of Restricted Stock Unit Award Agreement (Service-Based Vesting)		8-K	07/31/06

10.21+	Intuit Inc. Management Stock Purchase Program, as amended October 23, 2007		10-K	09/12/08

10.22+	Form of Restricted Stock Unit Grant Agreement for MSPP Purchased Award		10-Q	12/01/06

10.23+	Form of Restricted Stock Unit Grant Agreement for MSPP Matching Award		10-Q	12/01/06

10.24+	Form of Performance-based Restricted Stock Unit Agreement for key employees of Digital Insight		8-K	02/07/07

10.25+	Digital Insight Corporation 1997 Stock Plan, Form of Stock Option Agreement under the Digital Insight Corporation 1997 Stock Plan and the Notice of Grant of Stock Purchase Right under the Digital Insight Corporation 1999 Stock Plan		S-1 333-81547 Filed by Digital Insight	06/25/99

10.26+	Digital Insight Corporation 1999 Stock Plan and Form of Stock Option Agreement under the Digital Insight Corporation 1999 Stock Plan		S-1/A 333-81547 Filed by Digital Insight	09/13/99

10.27+	First, Second and Third Amendments to the Digital Insight Corporation 1999 Stock Plan		10-Q Filed by Digital Insight	05/15/01

10.28+	Homestead.com Incorporated 1996 Stock Option Plan, as amended		S-8	01/10/08

10.29+	Form of Stock Option Agreement under the Homestead.com Incorporated 1996 Stock Option Plan		S-8	01/10/08

10.30+	Homestead Technologies Inc. 2006 Equity Incentive Plan, as amended		S-8	01/10/08

10.31+	Form of Stock Option Agreement and Option Grant Notice under Homestead Technologies Inc. 2006 Equity Incentive Plan		S-8	01/10/08

10.32+	Form of Homestead Technologies Inc. 2006 Equity Incentive Plan Award Agreement for Restricted Stock Units		S-8	01/10/08

10.33+	Form of Intuit Inc. Stock Option Assumption Agreement		S-8	02/09/07

10.34+	Forms of Restricted Stock Unit Agreements: Intuit Inc. MSPP Matching Award Agreement; Intuit Inc. Performance-Based Vesting Agreement; Homestead Technologies Inc. Service-Based Vesting Agreement; and Intuit Inc. Service-Based Vesting Agreement		10-Q	12/04/08

10.35+	PayCycle, Inc. 1999 Equity Incentive Plan, as amended, effective November 1, 1999.		S-8	08/05/09

10.36+	Form of Intuit Inc. Stock Option Assumption Agreement		S-8	08/05/09

10.37+	Form of PayCycle, Inc. 1999 Equity Incentive Plan Stock Option Agreement		S-8	08/05/09

10.38+	Mint Software Inc. Third Amended and Restated 2006 Stock Plan		S-8 333-163145	11/17/09

Incorporated by
Reference
Exhibit		Filed
Number	Exhibit Description	Herewith	Form/File No.	Date

10.39+	Form of Stock Option Agreement under the Mint Software Inc. Third Amended and Restated 2006 Stock Plan — Early Exercise		S-8 333-163145	11/17/09

10.40+	Form of Stock Option Agreement under the Mint Software Inc. Third Amended and Restated 2006 Stock Plan — No Early Exercise		S-8 333-163145	11/17/09

10.41+	Form of Executive Promotion/New Hire Stock Option Agreement		10-K	09/12/08

10.42+	Form of Executive Restricted Stock Unit Agreement (performance vesting)		10-K	09/12/08

10.43+	Intuit Executive Relocation Policy		10-K	09/15/09

10.44+	Intuit Inc. 2005 Executive Deferred Compensation Plan, effective January 1, 2005		10-Q	12/10/04

10.45+	Intuit 2002 Equity Incentive Plan and related plan documents, as amended through July 30, 2003		10-K	09/19/03

10.46+	Intuit 1993 Equity Incentive Plan, as amended through January 16, 2002		10-Q	02/28/02

10.47+	Intuit Employee Stock Purchase Plan, as amended through December 15, 2006		S-8 333-139452	12/18/06

10.48+	Intuit Employee Stock Purchase Plan, as amended through December 15, 2009		S-8 333-163728	12/15/09

10.49+	Description of Intuit Inc. Executive Stock Ownership and Matching Unit Program		10-K	09/26/05

10.50+	Intuit 1996 Directors Stock Option Plan and forms of Agreement, as amended by the Board on January 30, 2003		10-Q	02/28/03

10.51+	Intuit 1998 Option Plan for Mergers and Acquisitions and form of Agreement, as amended through July 29, 2003		10-K	09/19/03

10.52+	Intuit Inc. Performance Incentive Plan for Fiscal Year 2010		8-K	08/03/09

10.53+	Intuit Inc. Performance Incentive Plan for Fiscal Year 2011		8-K	07/26/10

10.54+	Intuit Executive Deferred Compensation Plan, effective March 15, 2002		10-Q	05/31/02

10.55+	Intuit Senior Executive Incentive Plan adopted on December 12, 2002		DEF 14A Appendix 3	10/23/02

10.56+	Intuit Senior Executive Incentive Plan adopted on October 23, 2007		8-K	12/17/07

10.57+	Form of Indemnification Agreement entered into by Intuit with each of its directors and certain officers		10-K	09/25/02

10.58+	Form of Stock Bonus Agreement (Matching Unit) under the Intuit 2002 Equity Incentive Plan related to the Executive Stock Ownership Program		10-Q	12/05/03

10.59+	Form of Amended and Restated Employment Agreement dated December 1, 2008 between Intuit Inc. and Kiran M. Patel		8-K	12/02/09

10.60+	Amendment dated December 1, 2008 to Letter Regarding Terms of Employment by and between Intuit Inc. and Mr. R. Neil Williams dated November 2, 2007		10-Q	12/04/08

10.61+	Amendment dated December 1, 2008 to Offer Letter Agreement between Intuit and Alexander M. Lintner dated June 24, 2005 and accepted by Mr. Lintner on June 29, 2005		10-Q	12/04/08

10.62+	Letter Regarding Terms of Employment by and between Intuit Inc. and Mr. Sasan K. Goodarzi dated May 18, 2004 and Amendment Dated December 1, 2008		10-Q	12/04/08

Incorporated by
Reference
Exhibit		Filed
Number	Exhibit Description	Herewith	Form/File No.	Date

10.63+	Amendment dated December 1, 2008 to Letter Regarding Terms of Employment by and between Intuit Inc. and Mr. Brad D. Smith dated October 1, 2007		10-Q	12/04/08

10.64+	Letter Regarding Terms of Employment by and between Intuit Inc. and Mr. Brad D. Smith, dated October 1, 2007		8-K	10/05/07

10.65+	Letter Regarding Terms of Employment by and between Intuit Inc. and Mr. R. Neil Williams, dated November 2, 2007		8-K	11/08/07

10.66+	Employment Agreement dated September 2, 2005 between Intuit and Kiran Patel		8-K	09/08/05

10.67+	Offer Letter Agreement dated June 24, 2005 between Intuit and Alexander M. Lintner and accepted by Mr. Lintner on June 29, 2005		8-K	07/06/05

10.68+	Director Compensation Agreement between Intuit and Dennis D. Powell, dated February 11, 2004		10-Q	06/14/04

10.69	Letter Agreement, dated October 12, 2009, among Intuit Inc., Relational Investors LLC and each of the other persons set forth on the signature pages thereto		8-K	10/13/09

10.70	Five Year Credit Agreement dated as of March 22, 2007, by and among Intuit, the Lenders parties thereto, JPMorgan Chase Bank, N.A., as syndication agent, and Citicorp USA, Inc., as administrative agent		8-K	03/22/07

10.71	Free On-Line Electronic Tax Filing Agreement Amendment, effective as of October 30, 2005 between the Internal Revenue Service and the Free File Alliance, LLC		10-Q	12/05/05

10.72	Free On-Line Electronic Tax Filing Agreement Amendment dated November 5, 2009 between the Internal Revenue Service and the Free File Alliance, LLC		10-Q	12/04/09

10.73#	Master Services Agreement between Intuit and Arvato Services, Inc., dated May 28, 2003		10-K	09/19/03

10.74	Second Amendment to Master Service Agreement between Intuit and Arvato Services, Inc., effective May 29, 2007		10-K	09/14/07

10.75#	Amendment 3 to Master Services Agreement between Intuit and Arvato Services, Inc., effective April 1, 2008		10-Q	05/30/08

10.76#	Lease, dated as of March 28, 2005, made by and between Kilroy Realty, L.P. and Intuit Inc. for property located on Torrey Santa Fe Road, San Diego		10-Q	06/07/05

10.77	First Amendment to Lease, dated as of March 31, 2006, by and between Intuit and Kilroy Realty, L.P. for property in San Diego, California		10-Q	06/09/06

10.78	Lease Expiration Advancement Agreement effective July 31, 2003 between Intuit and Charleston Properties for 2475, 2500, 2525, 2535 and 2550 Garcia Avenue and 2650, 2675, 2700 and 2750 Coast Avenue, Mountain View, CA		10-K	09/19/03

10.79	Lease Agreement dated as of July 31, 2003 between Intuit and Charleston Properties for 2475, 2500, 2525, 2535 and 2550 Garcia Avenue, Mountain View, CA		10-K	09/19/03

10.80	Lease Agreement dated as of July 31, 2003 between Intuit and Charleston Properties for 2650, 2675, 2700 and 2750 Coast Avenue and 2600 Casey Avenue, Mountain View, California		10-K	09/19/03

10.81	Lease Agreement dated as of March 29, 1999 between Intuit and various parties as Landlord for 2632 Marine Way, Mountain View, California		10-K	10/13/01

21.01	List of Intuit’s Subsidiaries	X

Incorporated by
Reference
Exhibit		Filed
Number	Exhibit Description	Herewith	Form/File No.	Date

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X

24.01	Power of Attorney (see signature page)	X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS*	XBRL Instance Document	X

101.SCH*	XBRL Taxonomy Extension Schema	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase	X

+	Indicates a management contract or compensatory plan or arrangement.

#	We have requested confidential treatment for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission (SEC). We omitted such portions from this filing and filed them separately with the SEC.

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Intuit specifically incorporates it by reference.

(b)	Exhibits

See Item 15(a)(3) above.

(c)	Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC.
Dated: September 16, 2010	By:	/s/ R. NEIL WILLIAMS
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

Name	Title	Date

Principal Executive Officer:

/s/ BRAD D. SMITH Brad D. Smith	President, Chief Executive Officer and Director	September 16, 2010

Principal Financial Officer:

/s/ R. NEIL WILLIAMS R. Neil Williams	Senior Vice President and Chief Financial Officer	September 16, 2010

Principal Accounting Officer:

/s/ JEFFREY P. HANK Jeffrey P. Hank	Vice President, Corporate Controller	September 16, 2010

Additional Directors:

/s/ DAVID H. BATCHELDER David H. Batchelder	Director	September 16, 2010

/s/ CHRISTOPHER W. BRODY Christopher W. Brody	Director	September 16, 2010

/s/ WILLIAM V. CAMPBELL William V. Campbell	Chairman of the Board of Directors	September 16, 2010

/s/ SCOTT D. COOK Scott D. Cook	Director	September 16, 2010

/s/ DIANE B. GREENE Diane B. Greene	Director	September 16, 2010

/s/ MICHAEL R. HALLMAN Michael R. Hallman	Director	September 16, 2010

/s/ EDWARD A. KANGAS Edward A. Kangas	Director	September 16, 2010

/s/ SUZANNE NORA JOHNSON Suzanne Nora Johnson	Director	September 16, 2010

/s/ DENNIS D. POWELL Dennis D. Powell	Director	September 16, 2010

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
10.12+	Form of Executive Performance-Based Restricted Stock Unit Agreement (one year operating goal)

10.13+	Form of Executive Performance-Based Restricted Stock Unit Agreement (three year operating goals)

10.14+	Form of Executive Performance-Based Restricted Stock Unit Agreement (total shareholder return objectives)

10.15+	Form of CEO Performance-Based Restricted Stock Unit Agreement (one year operating goal)

10.16+	Form of CEO Performance-Based Restricted Stock Unit Agreement (three year operating goals)

10.17+	Form of CEO Performance-Based Restricted Stock Unit Agreement (total shareholder return objectives)

21.01	List of Intuit’s Subsidiaries

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.01	Power of Attorney (see signature page)

31.01	Certification of Chief Executive Officer

31.02	Certification of Chief Financial Officer

32.01*	Section 1350 Certification (Chief Executive Officer)

32.02*	Section 1350 Certification (Chief Financial Officer)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

+	Indicates a management contract or compensatory plan or arrangement.

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Intuit specifically incorporates it by reference.