Form 10-Q
period 2010-10-31
INTUIT INC
filed 2010-12-06
CIK 896878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 310,610,837 shares of Common Stock, $0.01 par value, were outstanding at November 30, 2010.

INTUIT INC.
FORM 10-Q
INDEX

Page
Number
PART I FINANCIAL INFORMATION

ITEM 1: Financial Statements

Condensed Consolidated Statements of Operations for the three months ended October 31, 2010 and October 31, 2009	3

Condensed Consolidated Balance Sheets at October 31, 2010 and July 31, 2010	4

Condensed Consolidated Statements of Stockholders’ Equity for the three months ended October 31, 2010 and October 31, 2009	5

Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 2010 and October 31, 2009	6

Notes to Condensed Consolidated Financial Statements	7

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk	32

ITEM 4: Controls and Procedures	34

PART II OTHER INFORMATION

ITEM 1: Legal Proceedings	35

ITEM 1A: Risk Factors	36

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	45

ITEM 6: Exhibits	46

Signatures	47
EX-10.01
EX-10.02
EX-31.01
EX-31.02
EX-32.01
EX-32.02
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
Intuit, the Intuit logo, QuickBooks, TurboTax, ProSeries, Lacerte, Quicken and Mint, among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners.

PART I
ITEM 1
FINANCIAL STATEMENTS
INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	October 31,	October 31,
(In millions, except per share amounts)	2010	2009

Net revenue:
Product	$216	$205
Service and other	316	269

Total net revenue	532	474

Costs and expenses:
Cost of revenue:
Cost of product revenue	32	35
Cost of service and other revenue	123	109
Amortization of acquired technology	4	22
Selling and marketing	220	180
Research and development	156	141
General and administrative	90	77
Amortization of other acquired intangible assets	11	10

Total costs and expenses	636	574

Operating loss from continuing operations	(104)	(100)
Interest expense	(15)	(16)
Interest and other income, net	8	5

Loss from continuing operations before income taxes	(111)	(111)
Income tax benefit	(41)	(42)

Net loss from continuing operations	(70)	(69)
Net income from discontinued operations	—	1

Net loss	$(70)	$(68)

Basic and diluted net loss per share from continuing operations	$(0.22)	$(0.21)
Basic and diluted net income per share from discontinued operations	—	—

Basic and diluted net loss per share	$(0.22)	$(0.21)

Shares used in basic and diluted per share calculations	316	320

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 31,	July 31,
(In millions)	2010	2010

ASSETS
Current assets:
Cash and cash equivalents	$112	$214
Investments	1,062	1,408
Accounts receivable, net	147	135
Income taxes receivable	141	27
Deferred income taxes	108	117
Prepaid expenses and other current assets	77	57

Current assets before funds held for customers	1,647	1,958
Funds held for customers	363	337

Total current assets	2,010	2,295

Long-term investments	89	91
Property and equipment, net	547	510
Goodwill	1,911	1,914
Acquired intangible assets, net	242	256
Long-term deferred income taxes	45	41
Other assets	99	91

Total assets	$4,943	$5,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$158	$143
Accrued compensation and related liabilities	124	206
Deferred revenue	360	387
Income taxes payable	1	14
Other current liabilities	130	134

Current liabilities before customer fund deposits	773	884
Customer fund deposits	363	337

Total current liabilities	1,136	1,221

Long-term debt	998	998
Other long-term obligations	194	158

Total liabilities	2,328	2,377

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	2,762	2,728
Treasury stock, at cost	(3,486)	(3,315)
Accumulated other comprehensive income	12	11
Retained earnings	3,327	3,397

Total stockholders’ equity	2,615	2,821

Total liabilities and stockholders’ equity	$4,943	$5,198

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

		Common
		Stock and		Accumulated
	Shares of	Additional		Other		Total
(In millions, except shares in	Common	Paid-In	Treasury	Comprehensive	Retained	Stockholders’
thousands)	Stock	Capital	Stock	Income	Earnings	Equity

Balance at July 31, 2010	313,861	$2,728	$(3,315)	$11	$3,397	$2,821
Components of comprehensive net loss:
Net loss	—	—	—	—	(70)	(70)
Other comprehensive income, net of tax	—	—	—	1	—	1

Comprehensive net loss						(69)
Issuance of common stock under employee stock plans	5,782	24	130	—	—	154
Restricted stock units released, net of taxes	1,267	(57)	29	—	—	(28)
Stock repurchases under stock repurchase programs	(7,308)	—	(330)	—	—	(330)
Tax benefit from share-based compensation plans	—	32	—	—	—	32
Share-based compensation	—	35	—	—	—	35

Balance at October 31, 2010	313,602	$2,762	$(3,486)	$12	$3,327	$2,615

		Common
		Stock and		Accumulated
	Shares of	Additional		Other		Total
(In millions, except shares in	Common	Paid-In	Treasury	Comprehensive	Retained	Stockholders’
thousands)	Stock	Capital	Stock	Income	Earnings	Equity

Balance at July 31, 2009	322,766	$2,547	$(2,846)	$7	$2,849	$2,557
Components of comprehensive net loss:
Net loss	—	—	—	—	(68)	(68)
Other comprehensive income, net of tax	—	—	—	—	—	—

Comprehensive net loss						(68)
Issuance of common stock under employee stock plans	3,056	—	67	—	(2)	65
Restricted stock units released, net of taxes	954	(15)	20	—	(20)	(15)
Stock repurchases under stock repurchase programs	(10,565)	—	(300)	—	—	(300)
Tax benefit from share-based compensation plans	—	6	—	—	—	6
Share-based compensation	—	27	—	—	—	27

Balance at October 31, 2009	316,211	$2,565	$(3,059)	$7	$2,759	$2,272

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	October 31,	October 31,
(In millions)	2010	2009
Cash flows from operating activities:
Net loss	$(70)	$(68)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	37	39
Amortization of acquired intangible assets	19	36
Share-based compensation	35	27
Deferred income taxes	25	(24)
Tax benefit from share-based compensation plans	32	6
Excess tax benefit from share-based compensation plans	(27)	(3)
Other	5	4

Total adjustments	126	85

Changes in operating assets and liabilities:
Accounts receivable	(12)	(13)
Prepaid expenses, income taxes receivable and other assets	(134)	(56)
Accounts payable	5	9
Accrued compensation and related liabilities	(82)	(57)
Deferred revenue	(29)	(24)
Income taxes payable	(13)	—
Other liabilities	(2)	(16)

Total changes in operating assets and liabilities	(267)	(157)

Net cash used in operating activities	(211)	(140)

Cash flows from investing activities:
Purchases of available-for-sale debt securities	(428)	(388)
Sales of available-for-sale debt securities	638	322
Maturities of available-for-sale debt securities	134	36
Investment of funds held for customers as cash equivalents in available-for-sale debt securities	—	87
Net change in funds held for customers as cash equivalents	(26)	(21)
Net change in customer fund deposits	26	21
Purchases of property and equipment	(51)	(32)
Acquisitions of intangible assets	(3)	—
Other	(5)	(3)

Net cash provided by investing activities	285	22

Cash flows from financing activities:
Net proceeds from issuance of common stock under stock plans	154	65
Tax payments related to issuance of restricted stock units	(28)	(15)
Purchases of treasury stock	(330)	(300)
Excess tax benefit from share-based compensation plans	27	3
Other	—	(1)

Net cash used in financing activities	(177)	(248)

Effect of exchange rates on cash and cash equivalents	1	—

Net decrease in cash and cash equivalents	(102)	(366)
Cash and cash equivalents at beginning of period	214	679

Cash and cash equivalents at end of period	$112	$313

See accompanying notes.

INTUIT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Intuit Inc. provides business and financial management solutions for small and medium-sized businesses, consumers, accounting professionals and financial institutions. Our flagship products and services, including QuickBooks, Quicken and TurboTax, simplify small business management and payroll processing, personal finance, and tax preparation and filing. ProSeries and Lacerte are Intuit’s tax preparation offerings for professional accountants. Our Financial Services business provides online banking solutions and services to banks and credit unions. Incorporated in 1984 and headquartered in Mountain View, California, we sell our products and services primarily in the United States.
Basis of Presentation
These condensed consolidated financial statements include the financial statements of Intuit and its wholly owned subsidiaries. We have eliminated all significant intercompany balances and transactions in consolidation. In November 2009 we acquired Mint Software Inc. for total consideration of approximately $170 million and in May 2010 we acquired Medfusion, Inc. for total consideration of approximately $89 million. We have included the results of operations for Mint and Medfusion in our consolidated results of operations from their respective dates of acquisition. In January 2010 we sold our Intuit Real Estate Solutions (IRES) business. We have reclassified our financial statements for all periods prior to the sale to reflect IRES as discontinued operations. Unless noted otherwise, discussions in these notes pertain to our continuing operations.
We have included all adjustments, consisting only of normal recurring items, which we considered necessary for a fair presentation of our financial results for the interim periods presented. These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2010. Results for the three months ended October 31, 2010 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2011 or any other future period.
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
Significant Accounting Policies
We describe our significant accounting policies in Note 1 to the financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2010. As discussed below, on August 1, 2010 we adopted authoritative guidance on multiple-deliverable revenue arrangements. There have been no other changes to our significant accounting policies during fiscal 2011.
Multiple-Deliverable Revenue Arrangements
In October 2009 the Financial Accounting Standards Board (FASB) amended the accounting standards applicable to revenue recognition for multiple-deliverable revenue arrangements that are outside the scope of industry-specific software revenue recognition guidance. This new guidance amends the criteria for allocating consideration in multiple-deliverable revenue arrangements by establishing a selling price hierarchy. The selling price used for each deliverable will be based on vendor-specific objective evidence (VSOE) if available, third-party evidence (TPE) if VSOE is not available, or estimated selling price (ESP) if neither VSOE nor TPE is available. The guidance also eliminates the use of the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.
We adopted this guidance on a prospective basis on August 1, 2010, and therefore applied it to relevant revenue arrangements originating or materially modified on or after that date.
VSOE generally exists when we sell the deliverable separately and we are normally able to establish VSOE for all deliverables in these multiple-element arrangements; however, in certain limited instances VSOE cannot be established. This may be because we infrequently sell each element separately, do not price products within a narrow range, or have a limited sales history, such as in the case of our emerging market offerings. When VSOE cannot be established, we attempt to establish selling price for each element based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately.
When we are unable to establish selling price using VSOE or TPE, we use ESP in our allocation of arrangement consideration. We determine ESP for a product or service by considering multiple factors, including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices.
Our adoption of this new accounting guidance did not have a significant impact on the timing and pattern of revenue recognition when applied to multiple-element arrangements because our multiple-element offerings are predominantly software or software-related and VSOE exists for most of these offerings.
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

The following table presents the composition of shares used in the computation of basic and diluted net loss per share for the periods indicated.

	Three Months Ended
	October 31,	October 31,
(In millions, except per share amounts)	2010	2009

Numerator:
Net loss from continuing operations	$(70)	$(69)
Net income from discontinued operations	—	1

Net loss	$(70)	$(68)

Denominator:
Shares used in basic and diluted per share amounts:
Weighted average common shares outstanding	316	320

Basic and diluted net loss per share:
Basic and diluted net loss per share from continuing operations	$(0.22)	$(0.21)
Basic and diluted net income per share from discontinued operations	—	—

Basic and diluted net loss per share	$(0.22)	$(0.21)

Shares excluded from computation of diluted net loss per share:
Weighted average stock options and restricted stock units that would have been included in the computation of dilutive common equivalent shares outstanding if net income had been reported in the period	33	27

Weighted average stock options and restricted stock units excluded from calculation due to anti-dilutive effect	5	26

Concentration of Credit Risk and Significant Customers
No customer accounted for 10% or more of total net revenue in the three months ended October 31, 2010 or October 31, 2009. No customer accounted for 10% or more of total accounts receivable at October 31, 2010 or July 31, 2010.
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

assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data for substantially the full term of the assets or liabilities.

•	Level 3 uses one or more significant inputs that are supported by little or no market activity and that are significant to the determination of fair value. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques and significant management judgment or estimation.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial assets and financial liabilities that we measured at fair value on a recurring basis at the dates indicated, classified in accordance with the fair value hierarchy described above.

	October 31, 2010				July 31, 2010
				Total				Total
(In millions)	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value

Assets:
Cash equivalents, primarily money market funds	$266	$—	$—	$266	$330	$—	$—	$330

Available-for-sale debt securities:
Municipal bonds	—	741	—	741	—	1,050	—	1,050
Municipal auction rate securities	—	—	85	85	—	—	87	87
Corporate notes	—	307	—	307	—	334	—	334
U.S. agency securities	—	164	—	164	—	174	—	174

Total available-for-sale debt securities	—	1,212	85	1,297	—	1,558	87	1,645

Total assets measured at fair value on a recurring basis	$266	$1,212	$85	$1,563	$330	$1,558	$87	$1,975

Liabilities:
Long-term debt (1)	$—	$1,091	$—	$1,091	$—	$1,086	$—	$1,086

(1)	Carrying value on our balance sheets at October 31, 2010 and July 31, 2010 was $998 million. See Note 8.
The following table summarizes our cash equivalents and available-for-sale debt securities by balance sheet classification and level in the fair value hierarchy at the dates indicated.

	October 31, 2010				July 31, 2010
				Total				Total
(In millions)	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value

Cash equivalents:
In cash and cash equivalents	$53	$—	$—	$53	$143	$—	$—	$143
In funds held for customers	213	—	—	213	187	—	—	187

Total cash equivalents	$266	$—	$—	$266	$330	$—	$—	$330

Available-for-sale debt securities:
In investments	$—	$1,062	$—	$1,062	$—	$1,408	$—	$1,408
In funds held for customers	—	150	—	150	—	150	—	150
In long-term investments	—	—	85	85	—	—	87	87

Total available-for-sale debt securities	$—	$1,212	$85	$1,297	$—	$1,558	$87	$1,645

We value our Level 1 assets, consisting primarily of money market funds, using quoted prices in active markets for identical instruments. Financial assets whose fair values we measure on a recurring basis using Level 2 inputs consist of municipal bonds, corporate notes and U.S. agency securities. We measure the fair values of these assets using quoted prices in active markets for similar instruments. Financial liabilities whose fair values we measure using Level 2 inputs consist of long-term debt. See Note 8. We measure the fair value of our long-term debt based on the trading prices of the senior notes and the interest rates we could obtain for other borrowings with similar terms. Financial assets whose fair values we measure using significant unobservable (Level 3) inputs consist of municipal auction rate securities that are no longer liquid. These securities are included in long-term investments on our balance sheets at October 31, 2010 and July 31, 2010 based on the maturities of the underlying securities. There were no significant transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the three months ended October 31, 2010.
The following table presents a reconciliation of activity for our Level 3 assets for the three months ended October 31, 2010.

Three Months
Ended
October 31,
(In millions)	2010

Beginning balance	$87
Settlements at par	(2)

Ending balance	$85

We estimated the fair values of these municipal auction rate securities at October 31, 2010 and July 31, 2010 using a discounted cash flow model that we prepared. See Note 2 to the financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2010 for a description of that model and the nature of the key inputs. Using our discounted cash flow model we determined that the fair values of the municipal auction rate securities we held at October 31, 2010 were approximately equal to their par values. As a result, we recorded no decrease in the fair values of those securities for the three months then ended. We do not intend to sell our municipal auction rate securities and it is not more likely than not that we will be required to sell them before recovery at par, which may be at maturity. Based on our expected operating cash flows and our other sources of cash, we do not believe that the reduction in liquidity of our municipal auction rate securities will have a material impact on our overall ability to meet our liquidity needs.
3. Cash and Cash Equivalents, Investments and Funds Held for Customers
We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of AAA-rated money market funds in all periods presented. Investments consist of available-for-sale investment-grade debt securities that we carry at fair value. Funds held for customers consist of cash and cash equivalents and available-for-sale investment-grade debt securities. Long-term investments consist primarily of municipal auction rate securities that we carry at fair value. See Note 2. Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market funds, we diversify our investments by limiting our holdings with any individual issuer.
The following table summarizes our cash and cash equivalents, investments and funds held for customers by balance sheet classification at the dates indicated.

	October 31, 2010		July 31, 2010
	Amortized		Amortized
(In millions)	Cost	Fair Value	Cost	Fair Value
Classification on balance sheets:
Cash and cash equivalents	$112	$112	$214	$214
Investments	1,060	1,062	1,407	1,408
Funds held for customers	362	363	336	337
Long-term investments	89	89	91	91

Total cash and cash equivalents, investments and funds held for customers	$1,623	$1,626	$2,048	$2,050

The following table summarizes our cash and cash equivalents, investments and funds held for customers by investment category at the dates indicated.

	October 31, 2010		July 31, 2010
	Amortized		Amortized
(In millions)	Cost	Fair Value	Cost	Fair Value
Type of issue:
Total cash and cash equivalents	$325	$325	$401	$401
Available-for-sale debt securities:
Municipal bonds	740	741	1,049	1,050
Municipal auction rate securities	85	85	87	87
Corporate notes	305	307	333	334
U.S. agency securities	164	164	174	174

Total available-for-sale debt securities	1,294	1,297	1,643	1,645
Other long-term investments	4	4	4	4

Total cash and cash equivalents, investments and funds held for customers	$1,623	$1,626	$2,048	$2,050

We use the specific identification method to compute gains and losses on investments. We include realized gains and losses on our available-for-sale debt securities in interest and other income, net in our statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the three months ended October 31, 2010 and October 31, 2009 were not significant. We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income in the stockholders’ equity section of our balance sheets. Gross unrealized gains and losses on our available-for-sale debt securities at October 31, 2010 and July 31, 2010 were not significant.
We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held at October 31, 2010 were not other-than-temporarily impaired. While 57 available-for-sale debt securities had fair values that were a total of $0.4 million below amortized cost at that date, we do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery at par, which may be at maturity. None of these securities had been in an unrealized loss position for more than 12 months at October 31, 2010. The unrealized losses at October 31, 2010 are due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with the specific securities.
The following table summarizes our available-for-sale debt securities classified by the stated maturity date of the security at the dates indicated.

	October 31, 2010		July 31, 2010
	Amortized		Amortized
(In millions)	Cost	Fair Value	Cost	Fair Value

Due within one year	$423	$424	$432	$433
Due within two years	275	276	365	366
Due within three years	256	257	164	164
Due after three years	340	340	682	682

Total available-for-sale debt securities	$1,294	$1,297	$1,643	$1,645

Available-for-sale debt securities due after three years in the table above included $85 million in municipal auction rate securities at October 31, 2010 and $87 million in municipal auction rate securities at July 31, 2010. See Note 2. Of the remaining available-for-sale debt securities, 80% and 89% had an interest reset date, put date or mandatory call date within two years of those dates.

4. Accumulated Other Comprehensive Income
We add components of other comprehensive income, such as changes in the fair value of available-for-sale debt securities and foreign currency translation adjustments, to our net income or loss to arrive at comprehensive net income or loss. For the three months ended October 31, 2010 and October 31, 2009, other comprehensive income was not significant.
The balances in accumulated other comprehensive income in the equity section of our balance sheets at October 31, 2010 and July 31, 2010 consisted primarily of cumulative foreign currency translation adjustments and were not significant.
5. Business Combinations
We completed the business combinations described below during fiscal 2010. We have included the results of operations for each of them in our consolidated results of operations from their respective dates of acquisition. Their results of operations for periods prior to the dates of acquisition were not material, individually or in the aggregate, when compared with our consolidated results of operations. The fair values assigned to the identifiable intangible assets acquired were based on estimates and assumptions determined by management.
Medfusion, Inc.
On May 21, 2010 we acquired privately held Medfusion, Inc. for total consideration of approximately $89 million. The total consideration included approximately $10 million for the fair value of cash retention bonuses that is being charged to expense over a three year service period. Medfusion is a provider of online patient-to-provider communication solutions and became part of our Other Businesses segment. We acquired Medfusion to expand our online healthcare offerings in support of our Connected Services strategy.
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
Mint Software Inc.
On November 2, 2009 we acquired all of the outstanding equity interests of Mint Software Inc. for total consideration of approximately $170 million. The total consideration included approximately $24 million for cash retention bonuses and the fair value of assumed equity awards and Intuit common stock issued to the holder of Mint Series D Preferred Stock. The total of $24 million is being charged to expense over a three year service period. Mint is a provider of online personal finance services and became part of our Other Businesses segment. We acquired Mint to expand our online personal finance offerings in support of our Connected Services strategy.
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
We determined that IRES became a discontinued operation in the second quarter of fiscal 2010. We have therefore segregated the operating results of IRES from continuing operations in our statements of operations for all periods prior to the sale. For the three months ended October 31, 2009, net revenue from IRES was $19 million and net income from IRES was $1 million. Because IRES operating cash flows were not material for any period presented, we have not segregated them from continuing operations on our statements of cash flows.
7. Current Liabilities
Unsecured Revolving Credit Facility
On March 22, 2007 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on March 22, 2012. Advances under the credit facility will accrue interest at rates that are equal to, at our election, either Citibank’s base rate or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.18% to 0.575% based on our senior debt credit ratings. The applicable interest rate will be increased by 0.05% for any period in which the total principal amount of advances and letters of credit under the credit facility exceeds $250 million. The agreement includes covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 and a ratio of annual EBITDA to interest payable of not less than 3.00 to 1.00. We were in compliance with these covenants at October 31, 2010. We may use amounts borrowed under this credit facility for general corporate purposes or for future acquisitions or expansion of our business. To date we have not borrowed under this credit facility.
Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

	October 31,	July 31,
(In millions)	2010	2010

Reserve for product returns	$24	$20
Reserve for rebates	10	11
Current portion of license fee payable	10	10
Current portion of deferred rent	7	7
Interest payable	7	21
Executive deferred compensation plan liabilities	52	43
Other	20	22

Total other current liabilities	$130	$134

The balances of several of our other current liabilities, particularly our reserves for product returns and rebates, are affected by the seasonality of our business. See Note 1, “Seasonality.”
8. Long-Term Obligations and Commitments
Long-Term Debt
On March 12, 2007 we issued $500 million of 5.40% senior unsecured notes due on March 15, 2012 and $500 million of 5.75% senior unsecured notes due on March 15, 2017 (together, the Notes), for a total principal amount of $1 billion. We carried the Notes at face value less the unamortized discount of $2 million on our balance sheets at October 31, 2010 and July 31, 2010. The Notes are redeemable by Intuit at any time, subject to a make-whole premium. The Notes include covenants that limit our ability to grant liens on our facilities and to enter into sale and leaseback transactions, subject to significant allowances. We paid $28 million in cash for interest on the Notes during the three months ended October 31, 2010 and October 31, 2009.
Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

	October 31,	July 31,
(In millions)	2010	2010

Total license fee payable	$67	$65
Total deferred rent	55	60
Long-term deferred revenue	27	29
Long-term income tax liabilities	40	20
Long-term payables	22	—
Other	2	3

Total long-term obligations	213	177
Less current portion (included in other current liabilities)	(19)	(19)

Long-term obligations due after one year	$194	$158

9. Income Taxes
Effective Tax Rate
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and other taxable items. Our effective tax benefit rate for the three months ended October 31, 2010 was approximately 37%. This differed from the statutory rate of 35% primarily due to state income taxes, which were partially offset by the benefit we received from the domestic production activities deduction. Our effective tax benefit rate for the three months ended October 31, 2009 was approximately 38%. This differed from the federal statutory rate of 35% primarily due to state income taxes, which were partially offset by the benefit we received from the domestic production activities deduction and the federal research and experimentation credit.
Unrecognized Tax Benefits and Other Considerations
The total amount of our unrecognized tax benefits at July 31, 2010 was $35 million. Net of related deferred tax assets, unrecognized tax benefits were $30 million at that date. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $30 million. There were no material changes to these amounts during the three months ended October 31, 2010. We do not believe that it is reasonably possible that there will be a significant increase or decrease in our unrecognized tax benefits over the next 12 months.
10. Stockholders’ Equity
Stock Repurchase Programs
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. We repurchased 7.3 million shares for $330 million under these programs during the three months ended October 31, 2010 and 10.6 million shares for $300 million under these programs during the three months ended October 31, 2009. At October 31, 2010, we had authorization from our Board of Directors to expend up to an additional $1.67 billion for stock repurchases through August 16, 2013.
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
Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded for the periods shown.

	Three Months Ended
	October 31,	October 31,
(In millions, except per share amounts)	2010	2009

Cost of service and other revenue	$1	$2
Selling and marketing	9	7
Research and development	13	9
General and administrative	12	9

Total share-based compensation expense	35	27
Income tax benefit	(12)	(10)

Increase in net loss	$23	$17

Increase in net loss per share:
Basic and diluted	$0.07	$0.05

Stock Option Activity and Related Share-Based Compensation Expense
A summary of activity under all share-based compensation plans for the three months ended October 31, 2010 was as follows:

		Options Outstanding
			Weighted
			Average
	Shares		Exercise
	Available	Number	Price
(Shares in thousands)	for Grant	of Shares	Per Share

Balance at July 31, 2010	8,761	32,593	$28.45
Options granted	(252)	252	42.58
Restricted stock units granted	(281)	—	—
Options exercised	—	(5,571)	26.46
Options canceled or expired (1)	342	(361)	29.22
Restricted stock units forfeited (1)	288	—	—

Balance at October 31, 2010	8,858	26,913	$28.99

Exercisable at October 31, 2010		15,969	$26.46

(1)	Stock options and restricted stock units canceled, expired or forfeited under our 2005 Equity Incentive Plan are returned to the pool of shares available for grant. Stock options and restricted stock units canceled, expired or forfeited under older expired plans are not returned to the pool of shares available for grant.
At October 31, 2010, there was approximately $81 million of unrecognized compensation cost related to non-vested stock options that we expect to recognize as expense in the future. We will adjust unrecognized compensation cost for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.1 years.

Restricted Stock Unit Activity and Related Share-Based Compensation Expense
A summary of restricted stock unit activity for the three months ended October 31, 2010 was as follows:

	Restricted Stock Units
		Weighted
		Average
	Number	Grant Date
(Shares in thousands)	of Shares	Fair Value

Nonvested at July 31, 2010	11,531	$30.93
Granted	281	35.02
Vested	(2,021)	28.40
Forfeited	(289)	29.52

Nonvested at October 31, 2010	9,502	$31.63

At October 31, 2010, there was approximately $180 million of unrecognized compensation cost related to non-vested RSUs and restricted stock that we expect to recognize as expense in the future. We will adjust unrecognized compensation cost for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.3 years.
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
We include expenses such as corporate selling and marketing, product development, and general and administrative expenses and share-based compensation expenses that are not allocated to specific segments in unallocated corporate items. Unallocated corporate items also include amortization of acquired technology and amortization of other acquired intangible assets.
The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies in Note 1 to the financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2010. Except for goodwill and purchased intangible assets, we do not generally track assets by reportable segment and, consequently, we do not disclose total assets by reportable segment.

The following table shows our financial results by reportable segment for the periods indicated. Results for our Other Businesses segment for the three months ended October 31, 2009 have been adjusted to exclude results for our Intuit Real Estate Solutions business, which we sold in January 2010. See Note 6.

	Three Months Ended
	October 31,	October 31,
(In millions)	2010	2009
Net revenue:
Financial Management Solutions	$154	$134
Employee Management Solutions	107	97
Payment Solutions	80	75
Consumer Tax	29	22
Accounting Professionals	25	22
Financial Services	81	80
Other Businesses	56	44

Total net revenue	$532	$474

Operating loss:
Financial Management Solutions	$33	$25
Employee Management Solutions	64	56
Payment Solutions	12	13
Consumer Tax	(29)	(31)
Accounting Professionals	(16)	(15)
Financial Services	15	19
Other Businesses	1	3

Total segment operating income	80	70
Unallocated corporate items:
Share-based compensation expense	(35)	(27)
Other common expenses	(134)	(111)
Amortization of acquired technology	(4)	(22)
Amortization of other acquired intangible assets	(11)	(10)

Total unallocated corporate items	(184)	(170)

Total operating loss from continuing operations	$(104)	$(100)

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
You should read this MD&A in conjunction with the financial statements and related notes in Part I, Item 1 of this report and our Annual Report on Form 10-K for the fiscal year ended July 31, 2010. In November 2009 we acquired Mint Software Inc. for total consideration of approximately $170 million and in May 2010 we acquired Medfusion, Inc. for total consideration of approximately $89 million. We have included the results of operations for Mint and Medfusion in our consolidated results of operations from their respective dates of acquisition. In January 2010 we sold our Intuit Real Estate Solutions (IRES) business. We have reclassified our financial statements for all periods prior to the sale to reflect IRES as discontinued operations. Unless noted otherwise, the following discussion pertains to our continuing operations.
Executive Overview
This overview provides a high level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important in order to understand our financial results for the first three months of fiscal 2011 as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Quarterly Report on Form 10-Q.
About Intuit
Intuit is a leading provider of business and financial management solutions for small and medium-sized businesses, consumers, accounting professionals and financial institutions. We organize our portfolio of businesses into four principal categories – Small Business Group, Tax, Financial Services and Other Businesses. These categories include seven financial reporting segments.
Small Business Group: This category includes three segments – Financial Management Solutions, Employee Management Solutions, and Payment Solutions.
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
Tax: This category includes two segments – Consumer Tax and Accounting Professionals.
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
Other Businesses: This segment includes Quicken personal finance products and services; Mint.com online personal finance services; Intuit Health online patient-to-provider communication solutions; and our businesses in Canada and the United Kingdom.
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
Overview of Financial Results
Total net revenue for the first quarter of fiscal 2011 was $532 million, an increase of 12% compared with the same quarter of fiscal 2010. Revenue was higher in all of our business segments, with about 60% of the revenue growth for the first quarter of fiscal 2011 coming from the three segments in our Small Business Group. Operating loss increased 4% in the first quarter of fiscal 2011 compared with the same quarter of fiscal 2010. Higher costs and expenses included the addition of costs and expenses for acquired businesses, higher spending for staffing expenses and marketing programs, and higher share-based compensation expense. Net loss from continuing operations increased 1% in the first quarter of fiscal 2011 compared with the same quarter of fiscal 2010. Our effective tax benefit rate for the first quarter of fiscal 2011 was approximately 37% while our effective tax benefit rate for the first quarter of fiscal 2010 was approximately 38%. Due to all of the foregoing factors, basic and diluted net loss per share from continuing operations of $0.22 for the first quarter of fiscal 2011 increased 5% compared with the same quarter of fiscal 2010.
We ended the first quarter of fiscal 2011 with cash, cash equivalents and investments totaling $1.2 billion. At that date we also held $85 million in municipal auction rate securities that we classified as long-term investments. In the first quarter of fiscal 2011 we generated cash from net sales of investments and from the issuance of common stock under employee stock plans. During the same period we used cash for operations, for the repurchase of shares of our common stock under our stock repurchase programs, and for capital expenditures. At October 31, 2010, we had authorization from our Board of Directors to expend up to an additional $1.67 billion for stock repurchases through August 16, 2013.
Critical Accounting Policies and Estimates
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2010 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Except for the changes to our critical accounting policies and estimates discussed below, we believe that there were no significant changes in those critical accounting policies and estimates during the first three months of fiscal 2011. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit and Risk Committee of our Board of Directors.
Multiple-Deliverable Revenue Arrangements
On August 1, 2010 we adopted new accounting guidance for multiple-deliverable revenue arrangements that are outside the scope of industry-specific software revenue recognition guidance on a prospective basis. This guidance amends the criteria for allocating consideration in multiple-deliverable revenue arrangements by establishing a selling price hierarchy. The selling price used for each deliverable will be based on vendor-specific objective evidence (VSOE) if available, third-party evidence (TPE) if VSOE is not available, or estimated selling price (ESP) if neither VSOE nor TPE is available. See Note 1 to the financial statements in Part I, Item 1 of this report for more information. We regularly review VSOE, TPE, and ESP and maintain internal controls over the establishment and updates of these estimates.
When we are unable to establish selling price using VSOE or TPE, we use ESP in our allocation of arrangement consideration. ESP is a more subjective measure than either VSOE or TPE, and determining ESP requires significant judgment. We determine ESP for a product or service by considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices.
Results of Operations
Financial Overview

	Q1	Q1	$	%
(Dollars in millions, except per share amounts)	FY11	FY10	Change	Change

Total net revenue	$532	$474	$58	12%
Operating loss from continuing operations	(104)	(100)	(4)	4%
Net loss from continuing operations	(70)	(69)	(1)	1%
Basic and diluted net loss per share from continuing operations	$(0.22)	$(0.21)	$(0.01)	5%
Total net revenue increased $58 million or 12% in the first quarter of fiscal 2011 compared with the same quarter of fiscal 2010. In our Small Business Group, Financial Management Solutions segment revenue increased 15% due to growth in Intuit Websites, QuickBooks Online and QuickBooks Enterprise Solutions customers. Employee Management Solutions segment revenue increased 11% due to favorable offering mix, improved penetration of direct deposit, and the continuing effect of fiscal 2010 price increases for desktop payroll customers. Payment Solutions segment revenue increased 7% due to growth in the merchant customer base that was partially offset by lower charge volume per merchant. Financial Services segment revenue increased 1% due to growth in bill-pay revenue partially offset by the effect of the sale of that segment’s lending business in the fourth quarter of fiscal 2010. Other Businesses segment revenue increased 27% due to higher Quicken revenue, strength in our Canadian and United Kingdom small business offerings, and our acquisitions of Mint and Medfusion. Due to the seasonal nature of our Tax businesses, we typically generate nominal revenue in our Consumer Tax and Accounting Professionals segments in our first fiscal quarter compared with our second and third fiscal quarters.
Operating loss from continuing operations increased 4% in the first quarter of fiscal 2011 compared with the same quarter of fiscal 2010. Cost of revenue as a percent of revenue decreased due to cost efficiencies, economies of scale, and $18 million lower amortization expense for acquired intangible assets. Total operating expenses were $69 million higher in the fiscal 2011 quarter, including about $15 million due to operating expenses for Mint and Medfusion, about $23 million for higher staffing expenses, about $9 million for higher marketing program expenses in our Financial Management Solutions and Consumer Tax segments, and about $9 million for higher share-based compensation expense. See “Cost of Revenue” and “Operating Expenses” later in this Item 2 for more information.
Net loss from continuing operations increased 1% in the first quarter of fiscal 2011 compared with the same quarter of fiscal 2010. Our effective tax benefit rate for the first quarter of fiscal 2011 was approximately 37% while our effective tax benefit rate for the first quarter of fiscal 2010 was approximately 38%. See “Income Taxes” later in this Item 2 for more information about our effective tax rates for these periods.
Due to all of the foregoing factors, basic and diluted net loss per share from continuing operations of $0.22 in the first quarter of fiscal 2011 increased 5% compared with $0.21 in the same quarter of fiscal 2010.
Business Segment Results
The information below is organized in accordance with our seven reportable business segments. Results for our Other Businesses segment for the quarter ended October 31, 2009 have been adjusted to exclude results for our Intuit Real Estate Solutions business, which we sold in January 2010. See Note 6 to the financial statements in Part 1, Item 1 of this report for more information.
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. See “Executive Overview – Seasonality and Trends” earlier in this Item 2 for a description of the seasonality of our business. Segment expenses do not include certain costs, such as corporate selling and marketing, product development, and general and administrative expenses and share-based compensation expenses, which are not allocated to specific segments. These unallocated costs totaled $169 million in the first quarter of fiscal 2011 and $138 million in the first quarter of fiscal 2010. Unallocated costs increased in the first three months of fiscal 2011 compared with the same period of fiscal 2010 due to increases in corporate selling and marketing expenses in support of the growth of our businesses.
Segment expenses also do not include amortization of acquired technology and amortization of other acquired intangible assets. See Note 12 to the financial statements in Part I, Item 1 of this report for reconciliations of total segment operating income or loss to consolidated operating income or loss for each fiscal period presented.
We calculate revenue growth rates and segment operating margin figures using dollars in thousands. Those results may vary from figures calculated using the dollars in millions presented below.
Financial Management Solutions

	Q1	Q1%
(Dollars in millions)	FY11	FY10	Change

Product revenue	$84	$84
Service and other revenue	70	50

Total segment revenue	$154	$134	15%

% of total revenue	29%	28%

Segment operating income	$33	$25	35%

% of related revenue	21%	18%
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

FMS total net revenue increased $20 million or 15% in the first quarter of fiscal 2011 compared with the same quarter of fiscal 2010. In our QuickBooks desktop business, higher average selling prices nearly offset a 20% decline in total QuickBooks software units. We offered promotional discounts on QuickBooks in the first quarter of fiscal 2010 that generated strong unit growth in that quarter. QuickBooks Enterprise Solutions and QuickBooks Online customer growth drove more than half of the fiscal 2011 revenue increase, and Intuit Websites customer growth accounted for another 40% of the increase.
FMS segment operating income as a percentage of related revenue increased to 21% in the first quarter of fiscal 2011 from 18% in the same quarter of fiscal 2010 due to the increase in revenue described above partially offset by about $7 million in higher expenses for marketing programs and, to a lesser extent, higher cost of revenue associated with revenue growth.
Employee Management Solutions

	Q1	Q1%
(Dollars in millions)	FY11	FY10	Change

Product revenue	$63	$60
Service and other revenue	44	37

Total segment revenue	$107	$97	11%

% of total revenue	20%	20%

Segment operating income	$64	$56	13%

% of related revenue	59%	58%
Employee Management Solutions (EMS) product revenue is derived primarily from QuickBooks Basic Payroll and QuickBooks Enhanced Payroll, which are products sold on a subscription basis that offer payroll tax tables, payroll reports, federal and state payroll tax forms, and electronic tax payment and filing to small businesses that prepare their own payrolls. EMS service and other revenue is derived from QuickBooks Online Payroll, Intuit Online Payroll, fees for direct deposit services, and other small business payroll and employee management services. Service and other revenue for this segment also includes interest earned on funds held for customers.
EMS total net revenue increased $10 million or 11% in the first quarter of fiscal 2011 compared with the same quarter of fiscal 2010. Revenue was higher in the fiscal 2011 period due to more customers choosing our online payroll and enhanced desktop payroll solutions, improved penetration of direct deposit, and the continuing effect of fiscal 2010 price increases for desktop payroll customers. Although online payroll customers were 19% higher, total payroll customers were flat compared with the same quarter of fiscal 2010.
EMS segment operating income as a percentage of related revenue increased slightly to 59% in the first quarter of fiscal 2011 from 58% in the same quarter of fiscal 2010. In the first quarter of fiscal 2011, operating income as a percentage of related revenue was comparable due to the increase in revenue described above and relatively stable costs and expenses.

Payment Solutions

	Q1	Q1%
(Dollars in millions)	FY11	FY10	Change

Product revenue	$8	$7
Service and other revenue	72	68

Total segment revenue	$80	$75	7%

% of total revenue	15%	16%

Segment operating income	$12	$13	-4%

% of related revenue	16%	17%
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
Payment Solutions total net revenue increased $5 million or 7% in the first quarter of fiscal 2011 compared with the same quarter of fiscal 2010, driven by 15% growth in the merchant customer base that was partially offset by 3% lower transaction volume per merchant.
Payment Solutions segment operating income as a percentage of related revenue decreased slightly to 16% in the first quarter of fiscal 2011 from 17% in the same quarter of fiscal 2010. In the first quarter of fiscal 2011, operating income declined slightly due to higher cost of revenue and selling expenses associated with customer mix, which more than offset the increase in revenue described above.
Consumer Tax

	Q1	Q1%
(Dollars in millions)	FY11	FY10	Change

Product revenue	$9	$8
Service and other revenue	20	14

Total segment revenue	$29	$22	32%

% of total revenue	6%	5%

Segment operating loss	$(29)	$(31)	4%

% of related revenue	n/a	n/a
Consumer Tax product revenue is derived primarily from TurboTax federal and state consumer and small business desktop tax return preparation software. Consumer Tax service and other revenue is derived primarily from TurboTax Online tax return preparation services and electronic tax filing services.
Due to the seasonal nature of our Consumer Tax business, we typically generate nominal revenue from consumer and small business tax products and services in our first fiscal quarter compared with our second and third fiscal quarters. The majority of Consumer Tax revenue for the first quarter of each fiscal year is for the filing of extended returns for the previous tax year. Consumer Tax revenue increased $7 million or 32% in the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010 primarily because customers filed more extended returns in the fiscal 2011 quarter. First fiscal quarter revenue in this segment is not indicative of revenue trends for the current tax year. We will not have substantially complete results for the 2010 tax season until the third quarter of fiscal 2011.
In our first fiscal quarter our Consumer Tax segment typically generates operating losses because revenue is nominal while operating expenses continue at relatively consistent levels. We do not believe that Consumer Tax operating results for the first quarter of fiscal 2011 compared with the same quarter of fiscal 2010 are indicative of trends for the full fiscal year.
Accounting Professionals

	Q1	Q1%
(Dollars in millions)	FY11	FY10	Change

Product revenue	$20	$19
Service and other revenue	5	3

Total segment revenue	$25	$22	15%

% of total revenue	5%	5%

Segment operating loss	$(16)	$(15)	-9%

% of related revenue	n/a	n/a
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
Due to the seasonal nature of our Accounting Professionals business, we typically generate nominal revenue from professional tax products and services in our first fiscal quarter compared with our second and third fiscal quarters. The majority of Accounting Professionals tax revenue for the first quarter of each fiscal year is for the filing of extended returns for the previous tax year. Accounting Professionals revenue increased $3 million or 15% in the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010 primarily because customers filed more extended returns in the fiscal 2011 quarter. First fiscal quarter revenue in this segment is not indicative of revenue trends for the current tax year. We will not have substantially complete results for the 2010 tax season until the third quarter of fiscal 2011.
In our first fiscal quarter our Accounting Professionals segment typically generates operating losses because revenue is nominal while operating expenses continue at relatively consistent levels. We do not believe that Accounting Professionals operating results for the first quarter of fiscal 2011 compared with the same quarter of fiscal 2010 are indicative of trends for the full fiscal year.
Financial Services

	Q1	Q1%
(Dollars in millions)	FY11	FY10	Change

Product revenue	$—	$—
Service and other revenue	81	80

Total segment revenue	$81	$80	1%

% of total revenue	15%	17%

Segment operating income	$15	$19	-20%

% of related revenue	19%	24%

Financial Services service and other revenue is derived primarily from outsourced online banking software products that are hosted in our data centers and delivered as on-demand service offerings to medium-sized banks and credit unions.
Financial Services total net revenue increased $1 million or 1% in the first quarter of fiscal 2011 compared with the same quarter of fiscal 2010. Revenue growth in the fiscal 2011 quarter was driven by higher bill-pay revenue, partially offset by the effect of the sale of this segment’s lending business in the fourth quarter of fiscal 2010. Revenue from the lending business was less than $10 million for all of fiscal 2010. Bill-pay revenue grew due to a 19% increase in bill-pay end users and higher transaction volumes. Continuing price compression that resulted in lower revenue per user partially offset growth in the bill-pay end user customer base.
Financial Services segment operating income as a percentage of related revenue decreased to 19% in the first quarter of fiscal 2011 from 24% in the same quarter of fiscal 2010 due to higher staffing expenses that more than offset higher revenue.
Other Businesses

	Q1	Q1%
(Dollars in millions)	FY11	FY10	Change

Product revenue	$32	$27
Service and other revenue	24	17

Total segment revenue	$56	$44	27%

% of total revenue	10%	9%

Segment operating income	$1	$3	-54%

% of related revenue	2%	5%
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
Other Businesses total net revenue increased $12 million or 27% in the first quarter of fiscal 2011 compared with the same quarter of fiscal 2010 due to 19% higher Quicken revenue that was driven by higher unit sales, strong performance in our Canadian and United Kingdom small business offerings, and our acquisitions of Mint and Medfusion.
Other Businesses segment operating income as a percentage of related revenue decreased to 2% in the first quarter of fiscal 2011 from 5% in the same quarter of fiscal 2010. Higher fiscal 2011 revenue as described above was more than offset by higher costs and expenses associated with our fiscal 2010 acquisitions of Mint and Medfusion and by our continued investment in emerging market opportunities.

Cost of Revenue

		% of		% of
	Q1	Related	Q1	Related
(Dollars in millions)	FY11	Revenue	FY10	Revenue

Cost of product revenue	$32	15%	$35	17%
Cost of service and other revenue	123	39%	109	41%
Amortization of acquired technology	4	n/a	22	n/a

Total cost of revenue	$159	30%	$166	35%

Cost of product revenue as a percentage of product revenue decreased in the first quarter of fiscal 2011 compared with the same quarter of fiscal 2010 due to cost efficiencies in our Consumer Tax segment. Cost of service and other revenue as a percentage of service and other revenue also decreased in the first quarter of fiscal 2011 compared with the same quarter of fiscal 2010 due to the revenue increases in our tax businesses, which had little associated cost, and the sale of the Financial Services lending business in the fourth quarter of fiscal 2010.
Amortization of acquired technology decreased in the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010 due to the completion of the amortization for certain Intuit Financial Services intangible assets that we acquired in fiscal 2007.
Operating Expenses

		% of		% of
		Total		Total
	Q1	Net	Q1	Net
(Dollars in millions)	FY11	Revenue	FY10	Revenue

Selling and marketing	$220	42%	$180	38%
Research and development	156	29%	141	30%
General and administrative	90	17%	77	16%
Amortization of other acquired intangible assets	11	2%	10	2%

Total operating expenses	$477	90%	$408	86%

Total operating expenses as a percentage of total net revenue increased to 90% in the first quarter of fiscal 2011 from 86% in the same quarter of fiscal 2010. Revenue grew $58 million and total operating expenses increased $69 million in the fiscal 2011 quarter. Total operating expenses increased about $15 million for the operating expenses of acquired businesses, about $23 million for staffing expenses, about $9 million for higher marketing program expenses, primarily in our Financial Management Solutions and Consumer Tax segments, and about $9 million for higher share-based compensation expense. Share-based compensation expense increased because the market price of our common stock was higher at the time of our broad-based July 2010 grants of options and restricted stock units compared with the prior fiscal year. This increased the total fair value of these awards at the time of grant, which is being recognized as expense over the related service periods.
Non-Operating Income and Expenses
Interest Expense
Interest expense of $15 million and $16 million for the first quarter of fiscal 2011 and 2010 consisted primarily of interest on $1 billion in senior notes that we issued in March 2007. The senior notes are due in March 2012 and March 2017 and are redeemable by Intuit at any time, subject to a make-whole premium.

Interest and Other Income, Net

	Three Months Ended
	October 31,	October 31,
(In millions)	2010	2009

Interest income	$3	$4
Net gains (losses) on executive deferred compensation plan assets	3	1
Other	2	—

Total interest and other income, net	$8	$5

Interest and other income, net consists primarily of interest income. The impact of lower interest rates more than offset the impact of higher average invested balances and resulted in lower interest income in the first quarter of fiscal 2011 compared with the same quarter of fiscal 2010. In accordance with generally accepted accounting principles, we record gains and losses associated with executive deferred compensation plan assets in interest and other income and gains and losses associated with the related liabilities in operating expenses. The amounts recorded in operating expenses generally offset the amounts recorded in interest and other income.
Income Taxes
Our effective tax benefit rate for the first quarter of fiscal 2011 was approximately 37%. This differed from the statutory rate of 35% primarily due to state income taxes, which were partially offset by the benefit we received from the domestic production activities deduction. Our effective tax benefit rate for the first quarter of fiscal 2010 was approximately 38%. This differed from the federal statutory rate of 35% primarily due to state income taxes, which were partially offset by the benefit we received from the domestic production activities deduction and the federal research and experimentation credit.
Discontinued Operations
In January 2010 we sold our Intuit Real Estate Solutions (IRES) business for approximately $128 million in cash and recorded a net gain on disposal of approximately $35 million. IRES was part of our Other Businesses segment. We have accounted for IRES as a discontinued operation and segregated its operating results from continuing operations in our statements of operations for all periods prior to the sale. For the first quarter of fiscal 2010, IRES revenue was $19 million and IRES net income was $1 million.
Liquidity and Capital Resources
Overview
At October 31, 2010, our cash, cash equivalents and investments totaled $1.2 billion, a decrease of $448 million from July 31, 2010 due to the factors noted under “Statements of Cash Flows” below. At that date we also held $85 million in municipal auction rate securities that we classified as long-term investments on our balance sheet. See “Auction Rate Securities” below for more information. Our primary source of liquidity has been cash from operations, which entails the collection of accounts receivable for products and services. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, acquisitions of businesses, debt service costs and repurchases of common stock.
In March 2007 we issued five-year and ten-year senior unsecured notes totaling $1 billion. See “Contractual Obligations – Commitments for Senior Unsecured Notes” later in this Item 2 for more information. We also have a $500 million unsecured revolving line of credit facility that is described later in this Item 2. To date we have not borrowed under the facility.

The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

	October 31,	July 31,	$	%
(Dollars in millions)	2010	2010	Change	Change

Cash, cash equivalents and investments	$1,174	$1,622	$(448)	(28%)
Long-term investments	89	91	(2)	(2%)
Long-term debt	998	998	—	0%
Working capital	874	1,074	(200)	(19%)
Ratio of current assets to current liabilities	1.8 : 1	1.9 : 1
Auction Rate Securities
At October 31, 2010, we held a total of $85 million in municipal auction rate securities that we classified as long-term investments on our balance sheet based on the maturities of the underlying securities. All of these securities are rated A or better by the major credit rating agencies and they are generally collateralized by student loans guaranteed by the U.S. Department of Education. Due to a decrease in liquidity in the global credit markets, in February 2008 auctions began failing for the municipal auction rate securities we held and in accordance with authoritative guidance we began estimating their fair value based on a discounted cash flow model that we prepared. Based on our expected operating cash flows and our other sources of cash, we do not believe that the reduction in liquidity of the municipal auction rate securities we held at October 31, 2010 will have a material impact on our overall ability to meet our liquidity needs.
Statements of Cash Flows
The following table summarizes selected items from our statements of cash flows for the first three months of fiscal 2011 and 2010. See the financial statements in Part I, Item 1 of this report for complete statements of cash flows for those periods.

	Three Months Ended
	October 31,	October 31,	$	%
(Dollars in millions)	2010	2009	Change	Change
Net cash provided by (used in):
Operating activities	$(211)	$(140)	$(71)	51%
Investing activities	285	22	263	1195%
Financing activities	(177)	(248)	71	(29%)
Effect of exchange rate changes on cash	1	—	1	n/a

Decrease in cash and cash equivalents	$(102)	$(366)

Operating Activities
During the first three months of fiscal 2011 we used $211 million in cash for our operations. This included a seasonal net loss of $70 million, a seasonal increase of $114 million in income taxes receivable, and the payment of fiscal 2010 accrued bonuses, partially offset by adjustments for depreciation and amortization of $56 million and share-based compensation expense of $35 million.
During the first three months of fiscal 2010 we used $140 million in cash for our operations. This included a seasonal net loss of $68 million, a seasonal increase of $31 million in income taxes receivable, and the payment of fiscal 2009 accrued bonuses, partially offset by and adjustments for depreciation and amortization of $75 million and share-based compensation expense of $27 million.

Investing Activities
Investing activities generated $285 million in cash during the first three months of fiscal 2011. We received $344 million in cash from net sales of investments, which was partially offset by the use of $51 million in cash for capital expenditures.
Investing activities generated $22 million in cash during the first three months of fiscal 2010. We received $57 million in cash from net sales of investments, which was partially offset by the use of $32 million in cash for capital expenditures.
Financing Activities
We used $177 million in cash for financing activities during the first three months of fiscal 2011, including $330 million for the repurchase of common stock under our stock repurchase programs partially offset by the receipt of $154 million in cash from the issuance of common stock under employee stock plans.
We used $248 million in cash for financing activities during the first three months of fiscal 2010, including $300 million for the repurchase of common stock under our stock repurchase programs partially offset by the receipt of $65 million in cash from the issuance of common stock under employee stock plans.
Stock Repurchase Programs
Our Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. During the first three months of fiscal 2011 and 2010 we repurchased 7.3 million and 10.6 million shares of our common stock for $330 million and $300 million under these programs. At October 31, 2010, we had authorization from our Board of Directors to expend up to an additional $1.67 billion for stock repurchases through August 16, 2013.
Unsecured Revolving Credit Facility
On March 22, 2007 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on March 22, 2012. Advances under the credit facility will accrue interest at rates that are equal to, at our election, either Citibank’s base rate or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.18% to 0.575% based on our senior debt credit ratings. The applicable interest rate will be increased by 0.05% for any period in which the total principal amount of advances and letters of credit under the credit facility exceeds $250 million. The agreement includes covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 and a ratio of annual EBITDA to interest payable of not less than 3.00 to 1.00. We were in compliance with these covenants at October 31, 2010. We may use amounts borrowed under this credit facility for general corporate purposes or for future acquisitions or expansion of our business. To date we have not borrowed under the credit facility. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility. We currently believe that the credit facility will be available to us should we choose to borrow under it.
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
Off-Balance Sheet Arrangements
At October 31, 2010, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations
We presented our contractual obligations at July 31, 2010 in our Annual Report on Form 10-K for the fiscal year then ended. Except as discussed below, there have been no significant changes in those obligations during the first three months of fiscal 2011.
Commitments for Senior Unsecured Notes
On March 12, 2007 we issued $500 million of 5.40% senior unsecured notes due on March 15, 2012 (the 2012 Notes) and $500 million of 5.75% senior unsecured notes due on March 15, 2017 (the 2017 Notes) (together, the Notes). The Notes are redeemable by Intuit at any time, subject to a make-whole premium. Interest is payable semiannually on March 15 and September 15. At October 31, 2010, our maximum commitment for interest payments under the Notes was $227 million.
We monitor the credit markets as part of our ongoing cash management activities. We currently intend to either pay off the 2012 Notes when they become due using operating cash or refinance those notes if the credit markets are favorable at that time.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Investment Risk
There has been significant instability in the financial markets during fiscal 2009, 2010 and 2011. This period of extraordinary disruption and readjustment in the financial markets exposes us to additional investment risk. The value and liquidity of the securities in which we invest could deteriorate rapidly and the issuers of these securities could be subject to credit rating downgrades. In light of the current market conditions and these additional risks, we actively monitor market conditions and developments specific to the securities in which we invest. We believe that we take a conservative approach to investing our funds in that we invest only in highly-rated securities and diversify our portfolio of investments. While we believe we take prudent measures to mitigate investment related risks, such risks cannot be fully eliminated because of market circumstances that are outside our control.
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
Interest Rate Risk
Our cash equivalents and investments are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents and investments and the fair value of those investments. Should the Federal Reserve Target Rate increase by 25 basis points from the level of October 31, 2010, the value of our investments would decrease by approximately $3 million. Should the Federal Reserve Target Rate increase by 100 basis points from the level of October 31, 2010, the value of our investments would decrease by approximately $11 million.
We are also exposed to the impact of changes in interest rates as they affect our $500 million revolving credit facility. Advances under the credit facility accrue interest at rates that are equal to Citibank’s base rate or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.18% to 0.575% based on our senior debt credit ratings. Consequently, our interest expense would fluctuate with changes in the general level of these interest rates if we were to borrow any amounts under the credit facility. At October 31, 2010, no amounts were outstanding under the credit facility.
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

Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of October 31, 2010, we did not engage in foreign currency hedging activities.

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
The ability to execute transactions and the possession and use of personal information and data in conducting our business subjects us to legislative and regulatory burdens that may require notification to customers or employees of a security breach, restrict our use of personal information and hinder our ability to acquire new customers or market to existing customers. As our business continues to expand to new industry segments that may be more highly regulated for privacy and data security, and to countries outside the United States that have more strict data protection laws, our compliance requirements and costs may increase. We have incurred – and may continue to incur – significant expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations.
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
Our acquisitions have resulted in significant expenses, including amortization and impairment of acquired technology and other acquired intangible assets, and impairment of goodwill. Total costs and expenses in these categories were approximately $91 million in fiscal 2010, $101 million in fiscal 2009, and $90 million in fiscal 2008. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. At October 31, 2010, we had $1.9 billion in goodwill and $242 million in net acquired intangible assets on our balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of acquired intangible assets, may have a significant negative impact on our future financial results.
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

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
Stock repurchase activity during the three months ended October 31, 2010 was as follows:

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased	of Shares
			as Part of	That May Yet
	Total Number	Average	Publicly	Be Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	per Share	Plans	the Plans

August 1, 2010 through August 31, 2010	955,000	$42.73	955,000	$1,959,197,290

September 1, 2010 through September 30, 2010	2,784,700	$44.60	2,784,700	$1,835,003,229

October 1, 2010 through October 31, 2010	3,568,100	$46.24	3,568,100	$1,670,003,867

Total	7,307,800	$45.16	7,307,800

Notes:

1.	All shares purchased as part of publicly announced plans during the three months ended October 31, 2010 were purchased under a plan we announced on August 18, 2010 under which we are authorized to repurchase up to $2 billion of our common stock from time to time over a three-year period ending on August 16, 2013.

ITEM 6
EXHIBITS
We have filed the following exhibits as part of this report:

Exhibit		Filed	Incorporated
Number	Exhibit Description	Herewith	by Reference

10.01+	Letter Regarding Terms of Employment by and between Intuit Inc. and Dan Maurer dated November 16, 2005, Promotion Memo dated January 16, 2008 and Amendment dated December 1, 2008	X

10.02#	Amendment 5 to the Master Services Agreement between Intuit and Arvato Digital Services LLC effective August 19, 2010	X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS*	XBRL Instance Document	X

101.SCH*	XBRL Taxonomy Extension Schema	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase	X

+	Indicates a management contract or compensatory plan or arrangement.

#	We have requested confidential treatment for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission (SEC). We omitted such portions from this filing and filed them separately with the SEC.

*	This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)
Date: December 6, 2010	By:	/s/ R. NEIL WILLIAMS
R. Neil Williams
Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Filed	Incorporated
Number	Exhibit Description	Herewith	by Reference

10.01+	Letter Regarding Terms of Employment by and between Intuit Inc. and Dan Maurer dated November 16, 2005, Promotion Memo dated January 16, 2008 and Amendment dated December 1, 2008	X

10.02#	Amendment 5 to the Master Services Agreement between Intuit and Arvato Digital Services LLC effective August 19, 2010	X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS*	XBRL Instance Document	X

101.SCH*	XBRL Taxonomy Extension Schema	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase	X

+	Indicates a management contract or compensatory plan or arrangement.

#	We have requested confidential treatment for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission (SEC). We omitted such portions from this filing and filed them separately with the SEC.

*	This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.