Form 10-Q
period 2011-01-31
INTUIT INC
filed 2011-03-01
CIK 896878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 302,580,717 shares of Common Stock, $0.01 par value, were outstanding at February 22, 2011.

INTUIT INC.
FORM 10-Q
INDEX

Page
Number
PART I FINANCIAL INFORMATION

ITEM 1: Financial Statements

Condensed Consolidated Statements of Operations for the three and six months ended January 31, 2011 and 2010	3

Condensed Consolidated Balance Sheets at January 31, 2011 and July 31, 2010	4

Condensed Consolidated Statements of Stockholders’ Equity for the six months ended January 31, 2011 and 2010	5

Condensed Consolidated Statements of Cash Flows for the three and six months ended January 31, 2011 and 2010	6

Notes to Condensed Consolidated Financial Statements	7

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk	36

ITEM 4: Controls and Procedures	38

PART II OTHER INFORMATION

ITEM 1: Legal Proceedings	39

ITEM 1A: Risk Factors	40

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	49

ITEM 6: Exhibits	50

Signatures	51
EX-10.02
EX-10.03
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

PART I
ITEM 1
FINANCIAL STATEMENTS
INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
(In millions, except per share amounts)	2011	2010	2011	2010

Net revenue:
Product	$430	$422	$646	$627
Service and other	448	415	764	684

Total net revenue	878	837	1,410	1,311

Costs and expenses:
Cost of revenue:
Cost of product revenue	46	48	78	83
Cost of service and other revenue	129	114	252	223
Amortization of acquired technology	5	16	9	38
Selling and marketing	330	277	550	457
Research and development	158	144	314	285
General and administrative	88	88	178	165
Amortization of other acquired intangible assets	11	11	22	21

Total costs and expenses	767	698	1,403	1,272

Operating income from continuing operations	111	139	7	39
Interest expense	(15)	(15)	(30)	(31)
Interest and other income, net	6	2	14	7

Income (loss) from continuing operations before income taxes	102	126	(9)	15
Income tax provision (benefit)	29	46	(12)	4

Net income from continuing operations	73	80	3	11
Net income from discontinued operations	—	34	—	35

Net income	$73	$114	$3	$46

Basic net income per share from continuing operations	$0.24	$0.25	$0.01	$0.04
Basic net income per share from discontinued operations	—	0.11	—	0.11

Basic net income per share	$0.24	$0.36	$0.01	$0.15

Shares used in basic per share calculations	308	314	312	317

Diluted net income per share from continuing operations	$0.23	$0.25	$0.01	$0.03
Diluted net income per share from discontinued operations	—	0.10	—	0.11

Diluted net income per share	$0.23	$0.35	$0.01	$0.14

Shares used in diluted per share calculations	318	323	322	326

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31,	July 31,
(In millions)	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$433	$214
Investments	459	1,408
Accounts receivable, net	481	135
Income taxes receivable	123	27
Deferred income taxes	115	117
Prepaid expenses and other current assets	76	57

Current assets before funds held for customers	1,687	1,958
Funds held for customers	337	337

Total current assets	2,024	2,295

Long-term investments	89	91
Property and equipment, net	576	510
Goodwill	1,911	1,914
Acquired intangible assets, net	222	256
Long-term deferred income taxes	48	41
Other assets	109	91

Total assets	$4,979	$5,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$199	$143
Accrued compensation and related liabilities	147	206
Deferred revenue	564	387
Income taxes payable	1	14
Other current liabilities	256	134

Current liabilities before customer fund deposits	1,167	884
Customer fund deposits	337	337

Total current liabilities	1,504	1,221

Long-term debt	998	998
Other long-term obligations	205	158

Total liabilities	2,707	2,377

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	2,820	2,728
Treasury stock, at cost	(3,959)	(3,315)
Accumulated other comprehensive income	11	11
Retained earnings	3,400	3,397

Total stockholders’ equity	2,272	2,821

Total liabilities and stockholders’ equity	$4,979	$5,198

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

		Common
		Stock and		Accumulated
	Shares of	Additional		Other		Total
(In millions, except shares in	Common	Paid-In	Treasury	Comprehensive	Retained	Stockholders'
thousands)	Stock	Capital	Stock	Income	Earnings	Equity

Balance at July 31, 2010	313,861	$2,728	$(3,315)	$11	$3,397	$2,821
Components of comprehensive net income:
Net income	—	—	—	—	3	3
Other comprehensive income, net of tax	—	—	—	—	—	—

Comprehensive net income						3
Issuance of common stock under employee stock plans	8,189	34	184	—	—	218
Restricted stock units released, net of taxes	1,394	(63)	32	—	—	(31)
Stock repurchases under stock repurchase programs	(18,459)	—	(860)	—	—	(860)
Tax benefit from share-based compensation plans	—	48	—	—	—	48
Share-based compensation expense	—	73	—	—	—	73

Balance at January 31, 2011	304,985	$2,820	$(3,959)	$11	$3,400	$2,272

		Common
		Stock and		Accumulated
	Shares of	Additional		Other		Total
(In millions, except shares in	Common	Paid-In	Treasury	Comprehensive	Retained	Stockholders'
thousands)	Stock	Capital	Stock	Income	Earnings	Equity

Balance at July 31, 2009	322,766	$2,547	$(2,846)	$7	$2,849	$2,557
Components of comprehensive net income:
Net income	—	—	—	—	46	46
Other comprehensive income, net of tax	—	—	—	1	—	1

Comprehensive net income						47
Issuance of common stock under employee stock plans	6,851	2	150	—	(2)	150
Restricted stock units released, net of taxes	1,430	(22)	26	—	(24)	(20)
Stock repurchases under stock repurchase programs	(18,814)	—	(550)	—	—	(550)
Tax benefit from share-based compensation plans	—	10	—	—	—	10
Share-based compensation expense	—	65	—	—	—	65
Other	—	(3)	—	—	—	(3)

Balance at January 31, 2010	312,233	$2,599	$(3,220)	$8	$2,869	$2,256

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
(In millions)	2011	2010	2011	2010
Cash flows from operating activities:
Net income	$73	$114	$3	$46
Adjustments to reconcile net income to net cash
generated by operating activities:
Depreciation	41	36	78	75
Amortization of acquired intangible assets	20	32	39	68
Share-based compensation expense	38	38	73	65
Pre-tax gain on sale of discontinued operations	—	(58)	—	(58)
Deferred income taxes	(9)	2	16	(22)
Tax benefit from share-based compensation plans	16	4	48	10
Excess tax benefit from share-based compensation plans	(14)	(2)	(41)	(5)
Other	6	6	11	10

Total adjustments	98	58	224	143

Changes in operating assets and liabilities:
Accounts receivable	(333)	(318)	(345)	(331)
Prepaid expenses, income taxes receivable and other assets	19	51	(115)	(5)
Accounts payable	41	47	46	56
Accrued compensation and related liabilities	23	19	(59)	(38)
Deferred revenue	214	180	185	156
Income taxes payable	—	2	(13)	2
Other liabilities	123	92	121	76

Total changes in operating assets and liabilities	87	73	(180)	(84)

Net cash generated by operating activities	258	245	47	105

Cash flows from investing activities:
Purchases of available-for-sale debt securities	(295)	(162)	(723)	(550)
Sales of available-for-sale debt securities	777	96	1,415	418
Maturities of available-for-sale debt securities	87	7	221	43
Net change in money market funds and other cash equivalents
held to satisfy customer fund obligations	52	41	26	107
Net change in customer fund deposits	(26)	20	—	41
Purchases of property and equipment	(84)	(34)	(135)	(66)
Acquisitions of intangible assets	—	—	(3)	—
Acquisitions of businesses, net of cash acquired	—	(141)	—	(141)
Proceeds from divestiture of businesses	—	122	—	122
Other	8	(3)	3	(6)

Net cash provided by (used in) investing activities	519	(54)	804	(32)

Cash flows from financing activities:
Net proceeds from issuance of common stock under stock plans	64	85	218	150
Tax payments related to issuance of restricted stock units	(3)	(5)	(31)	(20)
Purchases of treasury stock	(530)	(250)	(860)	(550)
Excess tax benefit from share-based compensation plans	14	2	41	5
Other	—	—	—	(1)

Net cash used in financing activities	(455)	(168)	(632)	(416)

Effect of exchange rates on cash and cash equivalents	(1)	1	—	1

Net increase (decrease) in cash and cash equivalents	321	24	219	(342)
Cash and cash equivalents at beginning of period	112	313	214	679

Cash and cash equivalents at end of period	$433	$337	$433	$337

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
We have included all adjustments, consisting only of normal recurring items and the reclassifications for discontinued operations discussed above, which we considered necessary for a fair presentation of our financial results for the interim periods presented. These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2010. Results for the six months ended January 31, 2011 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2011 or any other future period.
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

The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
(In millions, except per share amounts)	2011	2010	2011	2010

Numerator:
Net income from continuing operations	$73	$80	$3	$11
Net income from discontinued operations	—	34	—	35

Net income	$73	$114	$3	$46

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	308	314	312	317

Shares used in diluted per share amounts:
Weighted average common shares outstanding	308	314	312	317
Dilutive common equivalent shares from stock options and restricted stock awards	10	9	10	9

Dilutive weighted average common shares outstanding	318	323	322	326

Basic and diluted net income per share:
Basic net income per share from continuing operations	$0.24	$0.25	$0.01	$0.04
Basic net income per share from discontinued operations	—	0.11	—	0.11

Basic net income per share	$0.24	$0.36	$0.01	$0.15

Diluted net income per share from continuing operations	$0.23	$0.25	$0.01	$0.03
Diluted net income per share from discontinued operations	—	0.10	—	0.11

Diluted net income per share	$0.23	$0.35	$0.01	$0.14

Weighted average stock options and restricted stock units excluded from calculation due to anti-dilutive effect	—	13	1	25

Concentration of Credit Risk and Significant Customers
No customer accounted for 10% or more of total net revenue in the three or six months ended January 31, 2011 or January 31, 2010. Due to the seasonality of our small business, consumer tax and personal finance offerings, at January 31, 2011 the account of one retail customer represented approximately 16% of total accounts receivable and the account of another retail customer represented approximately 13% of total accounts receivable. No customer accounted for 10% or more of total accounts receivable at July 31, 2010.

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

	January 31, 2011				July 31, 2010
				Total				Total
(In millions)	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value

Assets:
Cash equivalents, primarily money market funds	$491	$—	$—	$491	$330	$—	$—	$330

Available-for-sale debt securities:
Municipal bonds	—	357	—	357	—	1,050	—	1,050
Municipal auction rate securities	—	—	85	85	—	—	87	87
Corporate notes	—	195	—	195	—	334	—	334
U.S. agency securities	—	82	—	82	—	174	—	174

Total available-for-sale debt securities	—	634	85	719	—	1,558	87	1,645

Total assets measured at fair value on a recurring basis	$491	$634	$85	$1,210	$330	$1,558	$87	$1,975

Liabilities:
Long-term debt (1)	$—	$1,076	$—	$1,076	$—	$1,086	$—	$1,086

(1)	Carrying value on our balance sheets at January 31, 2011 and July 31, 2010 was $998 million. See Note 8.

The following table summarizes our cash equivalents and available-for-sale debt securities by balance sheet classification and level in the fair value hierarchy at the dates indicated.

	January 31, 2011				July 31, 2010
				Total				Total
(In millions)	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value

Cash equivalents:
In cash and cash equivalents	$329	$—	$—	$329	$143	$—	$—	$143
In funds held for customers	162	—	—	162	187	—	—	187

Total cash equivalents	$491	$—	$—	$491	$330	$—	$—	$330

Available-for-sale debt securities:
In investments	$—	$459	$—	$459	$—	$1,408	$—	$1,408
In funds held for customers	—	175	—	175	—	150	—	150
In long-term investments	—	—	85	85	—	—	87	87

Total available-for-sale debt securities	$—	$634	$85	$719	$—	$1,558	$87	$1,645

We value our Level 1 assets, consisting primarily of money market funds, using quoted prices in active markets for identical instruments. Financial assets whose fair values we measure on a recurring basis using Level 2 inputs consist of municipal bonds, corporate notes and U.S. agency securities. We measure the fair values of these assets using quoted prices in active markets for similar instruments. Financial liabilities whose fair values we measure using Level 2 inputs consist of long-term debt. See Note 8. We measure the fair value of our long-term debt based on the trading prices of the senior notes and the interest rates we could obtain for other borrowings with similar terms. Financial assets whose fair values we measure using significant unobservable (Level 3) inputs consist of municipal auction rate securities that are no longer liquid. These securities are included in long-term investments on our balance sheets at January 31, 2011 and July 31, 2010 based on the maturities of the underlying securities. There were no significant transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the six months ended January 31, 2011.
The following table presents a reconciliation of activity for our Level 3 assets for the six months ended January 31, 2011.

Six Months
Ended
January 31,
(In millions)	2011

Beginning balance	$87
Settlements at par	(2)
Ending balance	$85

We estimated the fair values of these municipal auction rate securities at January 31, 2011 and July 31, 2010 using a discounted cash flow model that we prepared. Using our discounted cash flow model we determined that the fair values of the municipal auction rate securities we held at January 31, 2011 were approximately equal to their par values. As a result, we recorded no decrease in the fair values of those securities for the six months then ended. We do not intend to sell our municipal auction rate securities and it is not more likely than not that we will be required to sell them before recovery at par, which may be at maturity. Based on our expected operating cash flows and our other sources of cash, we do not believe that the reduction in liquidity of our municipal auction rate securities will have a material impact on our overall ability to meet our liquidity needs.

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

	January 31, 2011		July 31, 2010
	Amortized		Amortized
(In millions)	Cost	Fair Value	Cost	Fair Value
Classification on balance sheets:
Cash and cash equivalents	$433	$433	$214	$214
Investments	459	459	1,407	1,408
Funds held for customers	337	337	336	337
Long-term investments	89	89	91	91

Total cash and cash equivalents, investments and funds held for customers	$1,318	$1,318	$2,048	$2,050

The following table summarizes our cash and cash equivalents, investments and funds held for customers by investment category at the dates indicated.

	January 31, 2011		July 31, 2010
	Amortized		Amortized
(In millions)	Cost	Fair Value	Cost	Fair Value
Type of issue:
Total cash and cash equivalents	$595	$595	$401	$401
Available-for-sale debt securities:
Municipal bonds	357	357	1,049	1,050
Municipal auction rate securities	85	85	87	87
Corporate notes	194	195	333	334
U.S. agency securities	83	82	174	174

Total available-for-sale debt securities	719	719	1,643	1,645
Other long-term investments	4	4	4	4

Total cash and cash equivalents, investments and funds held for customers	$1,318	$1,318	$2,048	$2,050

We use the specific identification method to compute gains and losses on investments. We include realized gains and losses on our available-for-sale debt securities in interest and other income, net in our statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the three and six months ended January 31, 2011 and January 31, 2010 were not significant. We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income in the stockholders’ equity section of our balance sheets. Gross unrealized gains and losses on our available-for-sale debt securities at January 31, 2011 and July 31, 2010 were not significant.
We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held at January 31, 2011 were not other-than-temporarily impaired. While 84 available-for-sale debt securities had fair values that were a total of $0.9 million below amortized cost at that date, we do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery at par, which may be at maturity. None of these securities had been in an unrealized loss position for more than 12 months at January 31, 2011. The unrealized losses at January 31, 2011 are due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with the specific securities.
The following table summarizes our available-for-sale debt securities classified by the stated maturity date of the security at the dates indicated.

	January 31, 2011		July 31, 2010
	Amortized		Amortized
(In millions)	Cost	Fair Value	Cost	Fair Value

Due within one year	$232	$232	$432	$433
Due within two years	221	222	365	366
Due within three years	128	128	164	164
Due after three years	138	137	682	682

Total available-for-sale debt securities	$719	$719	$1,643	$1,645

Available-for-sale debt securities due after three years in the table above included $85 million in municipal auction rate securities at January 31, 2011 and $87 million in municipal auction rate securities at July 31, 2010. See Note 2. Of the remaining available-for-sale debt securities, 80% and 89% had an interest reset date, put date or mandatory call date within two years of those dates.
4. Accumulated Other Comprehensive Income
We add components of other comprehensive income, such as changes in the fair value of available-for-sale debt securities and foreign currency translation adjustments, to our net income or loss to arrive at comprehensive net income or loss. For the three and six months ended January 31, 2011 and January 31, 2010, other comprehensive income was not significant.
The balances in accumulated other comprehensive income in the equity section of our balance sheets at January 31, 2011 and July 31, 2010 consisted primarily of cumulative foreign currency translation adjustments and were not significant.
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
We accounted for IRES as a discontinued operation and have therefore segregated the operating results of IRES from continuing operations in our statements of operations for all periods prior to the sale. For the three months ended January 31, 2010, net revenue from IRES was $14 million and net loss from IRES was $1 million, excluding the net gain on disposal. For the six months ended January 31, 2010, net revenue from IRES was $33 million and net income from IRES was less than $1 million, excluding the net gain on disposal. Because IRES operating cash flows were not material for any period presented, we have not segregated them from continuing operations on our statements of cash flows.
7. Current Liabilities
Unsecured Revolving Credit Facility
On March 22, 2007 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on March 22, 2012. Advances under the credit facility will accrue interest at rates that are equal to, at our election, either Citibank’s base rate or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.18% to 0.575% based on our senior debt credit ratings. The applicable interest rate will be increased by 0.05% for any period in which the total principal amount of advances and letters of credit under the credit facility exceeds $250 million. The agreement includes covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 and a ratio of annual EBITDA to interest payable of not less than 3.00 to 1.00. We were in compliance with these covenants at January 31, 2011. We may use amounts borrowed under this credit facility for general corporate purposes or for future acquisitions or expansion of our business. To date we have not borrowed under this credit facility.

Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

	January 31,	July 31,
(In millions)	2011	2010

Reserve for product returns	$86	$20
Reserve for rebates	50	11
Current portion of license fee payable	10	10
Current portion of deferred rent	7	7
Interest payable	21	21
Executive deferred compensation plan liabilities	51	43
Other	31	22

Total other current liabilities	$256	$134

The balances of several of our other current liabilities, particularly our reserves for product returns and rebates, are affected by the seasonality of our business. See Note 1, “Seasonality.”
8. Long-Term Obligations and Commitments
Long-Term Debt
On March 12, 2007 we issued $500 million of 5.40% senior unsecured notes due on March 15, 2012 and $500 million of 5.75% senior unsecured notes due on March 15, 2017 (together, the Notes), for a total principal amount of $1 billion. We carried the Notes at face value less the unamortized discount of $2 million on our balance sheets at January 31, 2011 and July 31, 2010. The Notes are redeemable by Intuit at any time, subject to a make-whole premium. The Notes include covenants that limit our ability to grant liens on our facilities and to enter into sale and leaseback transactions, subject to significant allowances. We paid $28 million in cash for interest on the Notes during the six months ended January 31, 2011 and January 31, 2010.
Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

	January 31,	July 31,
(In millions)	2011	2010

Total license fee payable	$68	$65
Total deferred rent	56	60
Long-term deferred revenue	37	29
Long-term income tax liabilities	41	20
Long-term payables	19	—
Other	2	3

Total long-term obligations	223	177
Less current portion (included in other current liabilities)	(18)	(19)

Long-term obligations due after one year	$205	$158

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

Operating
Lease
(In millions)	Commitments

Annual periods ending January 31,
2012	$54
2013	49
2014	45
2015	43
2016	42
Thereafter	232

Total operating lease commitments	$465

Included in the table above are two agreements that we signed in January 2011 that extend the terms of Intuit’s leases for its corporate headquarters office space in Mountain View, California through 2024 and 2026. The total expected rent through the end of those terms is approximately $210 million, with options to further extend the leases for ten years at rates to be determined in accordance with the agreements.
Unconditional Purchase Obligations
In the ordinary course of business we enter into certain unconditional purchase obligations with our suppliers. These are agreements to purchase products and services that are enforceable, legally binding, and specify terms that include fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payments. At January 31, 2011, our unconditional purchase obligations totaled approximately $281 million. The largest of these commitments relates to future outsourced electronic payment fulfillment and bill management services for our Financial Services segment.
9. Income Taxes
Effective Tax Rate
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and other taxable items. Our effective tax rate for the three months ended January 31, 2011 was approximately 28%. Excluding discrete tax benefits primarily related to the retroactive reinstatement of the federal research and experimentation credit as described below, our effective tax rate for that quarter was approximately 36% and did not differ significantly from the statutory rate of 35%. State income taxes were substantially offset by the benefit we received from the domestic production activities deduction and the federal research and experimentation credit. Our effective tax rate for the three months ended January 31, 2010 was approximately 37%. This differed from the federal statutory rate of 35% primarily due to state income taxes, which were partially offset by the benefit we received from the domestic production activities deduction and the federal research and experimentation credit.
We recorded a $12 million tax benefit on a loss of $9 million for the six months ended January 31, 2011. Excluding discrete tax benefits primarily related to the retroactive reinstatement of the federal research and experimentation credit as described below, our effective tax rate for that period was approximately 36% and did not differ significantly from the statutory rate of 35%. State income taxes were substantially offset by the benefit we received from the domestic production activities deduction and the federal research and experimentation credit. Our effective tax rate for the six months ended January 31, 2010 was approximately 27%. Excluding discrete tax benefits primarily related to routine stock option deduction benefits, our effective tax rate for that period was approximately 37%. This differed from the federal statutory rate of 35% primarily due to state income taxes, which were partially offset by the benefit we received from the domestic production activities deduction and the federal research and experimentation credit.
In December 2010 the Tax Relief, Unemployment Insurance Reauthorization, and Jobs Creation Act of 2010 was signed into law. The Act includes a reinstatement of the federal research and experimentation credit through December 31, 2011 that was retroactive to January 1, 2010. We recorded a discrete tax benefit of approximately $9 million for the retroactive amount related to fiscal 2010 and the first quarter of fiscal 2011 during the three months ended January 31, 2011.
Unrecognized Tax Benefits and Other Considerations
The total amount of our unrecognized tax benefits at July 31, 2010 was $35 million. Net of related deferred tax assets, unrecognized tax benefits were $30 million at that date. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $30 million. There were no material changes to these amounts during the six months ended January 31, 2011. We do not believe that it is reasonably possible that there will be a significant increase or decrease in our unrecognized tax benefits over the next 12 months.
10. Stockholders’ Equity
Stock Repurchase Programs
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. We repurchased 18.5 million shares for $860 million under these programs during the six months ended January 31, 2011 and 18.8 million shares for $550 million under these programs during the six months ended January 31, 2010. At January 31, 2011, we had authorization from our Board of Directors to expend up to an additional $1.14 billion for stock repurchases through August 16, 2013.
To facilitate the stock repurchase program described above, from time to time we repurchase shares in the open market. On January 3, 2011 we entered into an accelerated share repurchase (ASR) agreement with a large financial institution to repurchase $250 million of Intuit’s common stock on an accelerated basis. We entered into this ASR agreement in order to repurchase shares at a guaranteed discount from the average price of our stock over a specified period of time. We had the contractual right to cancel the ASR agreement without any financial or other obligation at any time prior to February 2, 2011. On February 2, 2011 we paid $250 million to the financial institution and received an initial delivery of 4.2 million shares of Intuit common stock. The total number of shares to be delivered generally will be determined by applying an agreed discount to the average of the daily volume weighted average price of Intuit common shares traded during the pricing period. The pricing period is scheduled to end in April 2011, but it may conclude sooner at the election of the financial institution. If the total number of shares to be delivered exceeds the number of shares delivered on February 2, 2011, we will receive the remaining balance of shares from the financial institution. Based on the current trading prices of our common stock, we expect to receive additional shares. If the total number of shares to be delivered is less than the number of shares delivered on February 2, 2011, we have the contractual right to deliver to the financial institution either shares of Intuit common stock or cash equal to the value of those shares. We will reflect the shares delivered to us by the financial institution as treasury shares as of the dates they are physically delivered in computing weighted average shares outstanding for both basic and diluted net income per share.
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

Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded for the periods shown.

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
(In millions, except per share amounts)	2011	2010	2011	2010

Cost of revenue	$2	$3	$3	$5
Selling and marketing	12	12	21	19
Research and development	12	11	25	20
General and administrative	12	11	24	20
Discontinued operations	—	1	—	1

Total share-based compensation expense	38	38	73	65
Income tax benefit	(13)	(13)	(25)	(23)

Decrease in net income	$25	$25	$48	$42

Decrease in net income per share:
Basic	$0.08	$0.08	$0.15	$0.13

Diluted	$0.08	$0.08	$0.15	$0.13

Stock Option Activity and Related Share-Based Compensation Expense
A summary of activity under all share-based compensation plans for the six months ended January 31, 2011 was as follows:

		Options Outstanding
			Weighted
			Average
	Shares		Exercise
	Available	Number	Price
(Shares in thousands)	for Grant	of Shares	Per Share

Balance at July 31, 2010	8,761	32,593	$28.45
Additional shares authorized	31,000	—	—
Options granted	(530)	530	45.36
Restricted stock units granted (2)	(718)	—	—
Options exercised	—	(7,773)	26.25
Options canceled or expired (1)	515	(549)	30.02
Restricted stock units forfeited (1)(2)	746	—	—

Balance at January 31, 2011	39,774	24,801	$29.47

Exercisable at January 31, 2011		14,977	$26.70

(1)	Stock options and restricted stock units canceled, expired or forfeited under our 2005 Equity Incentive Plan are returned to the pool of shares available for grant. Stock options and restricted stock units canceled, expired or forfeited under older expired plans are not returned to the pool of shares available for grant.

(2)	Under the terms of our 2005 Equity Incentive Plan as amended on January 19, 2011, RSUs granted from the pool of shares available for grant on or after November 1, 2010 reduce the pool by 2.3 shares for each share granted. RSUs forfeited and returned to the pool of shares available for grant increase the pool by 2.3 shares for each share forfeited.
At January 31, 2011, there was approximately $72 million of unrecognized compensation cost related to non-vested stock options that we expect to recognize as expense in the future. We will adjust unrecognized compensation cost for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.0 years.
Restricted Stock Unit Activity and Related Share-Based Compensation Expense
A summary of restricted stock unit activity for the six months ended January 31, 2011 was as follows:

	Restricted Stock Units
		Weighted
		Average
	Number	Grant Date
(Shares in thousands)	of Shares	Fair Value

Nonvested at July 31, 2010	11,531	$30.93
Granted	471	40.13
Vested	(2,228)	28.37
Forfeited	(488)	30.68

Nonvested at January 31, 2011	9,286	$32.02

At January 31, 2011, there was approximately $167 million of unrecognized compensation cost related to non-vested RSUs and restricted stock that we expect to recognize as expense in the future. We will adjust unrecognized compensation cost for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.1 years.
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

The following table shows our financial results by reportable segment for the periods indicated. Results for our Other Businesses segment for the three and six months ended January 31, 2010 have been adjusted to exclude results for our Intuit Real Estate Solutions business, which we sold in January 2010. See Note 6.

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
(In millions)	2011	2010	2011	2010
Net revenue:
Financial Management Solutions	$187	$154	$341	$288
Employee Management Solutions	116	105	223	202
Payment Solutions	85	79	165	154
Consumer Tax	205	218	234	240
Accounting Professionals	122	124	147	146
Financial Services	84	82	165	162
Other Businesses	79	75	135	119

Total net revenue	$878	$837	$1,410	$1,311

Operating income:
Financial Management Solutions	$60	$37	$93	$62
Employee Management Solutions	63	61	127	117
Payment Solutions	12	22	24	35
Consumer Tax	53	88	24	57
Accounting Professionals	70	77	54	62
Financial Services	22	20	37	39
Other Businesses	16	22	17	25

Total segment operating income	296	327	376	397
Unallocated corporate items:
Share-based compensation expense	(38)	(37)	(73)	(64)
Other common expenses	(131)	(124)	(265)	(235)
Amortization of acquired technology	(5)	(16)	(9)	(38)
Amortization of other acquired intangible assets	(11)	(11)	(22)	(21)

Total unallocated corporate items	(185)	(188)	(369)	(358)

Total operating income from continuing operations	$111	$139	$7	$39

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
Executive Overview
This overview provides a high level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important in order to understand our financial results for the first six months of fiscal 2011 as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Quarterly Report on Form 10-Q.
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
Overview of Financial Results
Total net revenue for the first half of fiscal 2011 was $1.4 billion, an increase of 8% compared with the same period of fiscal 2010. Nearly all of the revenue growth for the first half of fiscal 2011 came from our Small Business Group, which increased revenue by 13% compared with the same period a year ago. In January 2011 the Internal Revenue Service announced that it would not be accepting certain electronically filed income tax returns until mid-February. As a result, we believe that taxpayers delayed filing their tax returns, which shifted Consumer Tax revenue from the second quarter of fiscal 2011 to the third quarter of fiscal 2011. Operating income decreased 82% in the first half of fiscal 2011 compared with the same period of fiscal 2010 due to this tax revenue shift and to higher costs and expenses. Higher costs and expenses included the addition of costs and expenses for acquired businesses, higher spending for staffing expenses and marketing programs, and higher share-based compensation expense. Net income from continuing operations decreased 73% in the first half of fiscal 2011 compared with the same period of fiscal 2010. Including certain discrete tax benefits, we recorded a tax benefit of $12 million on a pre-tax loss of $9 million in the first half of fiscal 2011 and our effective tax rate for the first half of fiscal 2010 was approximately 27%. Due to all of the foregoing factors, diluted net income per share from continuing operations of $0.01 for the first half of fiscal 2011 decreased 67% compared with the same period of fiscal 2010.
We ended the first half of fiscal 2011 with cash, cash equivalents and investments totaling $892 million. At that date we also held $85 million in municipal auction rate securities that we classified as long-term investments. In the first half of fiscal 2011 we generated cash from operations, from net sales of investments and from the issuance of common stock under employee stock plans. During the same period we used cash for the repurchase of shares of our common stock under our stock repurchase programs and for capital expenditures. At January 31, 2011, we had authorization from our Board of Directors to expend up to an additional $1.14 billion for stock repurchases through August 16, 2013.
Critical Accounting Policies and Estimates
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2010 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Except for the changes to our critical accounting policies and estimates discussed below, we believe that there were no significant changes in those critical accounting policies and estimates during the first six months of fiscal 2011. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit and Risk Committee of our Board of Directors.
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
Results of Operations
Financial Overview

					YTD	YTD
	Q2	Q2	$	%	Q2	Q2	$	%
(Dollars in millions, except per share amounts)	FY11	FY10	Change	Change	FY11	FY10	Change	Change

Total net revenue	$878	$837	$41	5%	$1,410	$1,311	$99	8%
Operating income from continuing operations	111	139	(28)	(20%)	7	39	(32)	(82%)
Net income from continuing operations	73	80	(7)	(9%)	3	11	(8)	(73%)
Diluted net income per share from continuing operations	$0.23	$0.25	$(0.02)	(8%)	$0.01	$0.03	$(0.02)	(67%)
Current Fiscal Quarter
Total net revenue increased $41 million or 5% in the second quarter of fiscal 2011 compared with the same quarter of fiscal 2010. In our Small Business Group, revenue was up 15%. Financial Management Solutions segment revenue increased 21% due to higher QuickBooks desktop revenue that was driven by higher average selling prices, and growth in QuickBooks Online, Intuit Websites and QuickBooks Enterprise customers. Employee Management Solutions segment revenue increased 11% due to favorable offering mix, improved customer adoption of payroll direct deposit services, and price increases for desktop payroll customers. Payment Solutions segment revenue increased 7% due to growth in the merchant customer base and slightly higher charge volume per merchant. In our Consumer Tax business, we believe that revenue shifted from the second quarter of fiscal 2011 to the third quarter of fiscal 2011 as discussed in “Overview of Financial Results” above. Financial Services segment revenue increased 3% due to growth in bill-pay revenue partially offset by the effect of the sale of that segment’s lending business in the fourth quarter of fiscal 2010. Other Businesses segment revenue increased 5% due to our fiscal 2010 acquisitions of Mint and Medfusion and, to a lesser extent, the favorable impact of foreign currency exchange rates.
Operating income from continuing operations decreased 20% in the second quarter of fiscal 2011 compared with the same quarter of fiscal 2010. Operating income for the quarter was substantially affected by the tax revenue shift discussed in “Overview of Financial Results” above. Cost of revenue as a percent of revenue was stable. The effect of the tax revenue shift described above was offset by cost efficiencies in our desktop product lines and $11 million lower amortization expense for acquired intangible assets. Total operating expenses were $67 million higher in the fiscal 2011 quarter, including about $29 million for higher marketing program expenses in our Small Business Group and our Consumer Tax segment, about $21 million for higher staffing expenses, and about $9 million for operating expenses for Mint and Medfusion. See “Cost of Revenue” and “Operating Expenses” later in this Item 2 for more information.
Net income from continuing operations decreased 9% in the second quarter of fiscal 2011 compared with the same quarter of fiscal 2010. Including certain discrete tax benefits, our effective tax rate for the second quarter of fiscal 2011 was approximately 28%. Our effective tax rate for the second quarter of fiscal 2010 was approximately 37%. See “Income Taxes” later in this Item 2 for more information about our effective tax rates for these periods.
Due to all of the foregoing factors, diluted net income per share from continuing operations of $0.23 in the second quarter of fiscal 2011 decreased 8% compared with $0.25 in the same quarter of fiscal 2010.
Fiscal Year to Date
Total net revenue increased $99 million or 8% in the first half of fiscal 2011 compared with the same period of fiscal 2010. In our Small Business Group, revenue was up 13%. Financial Management Solutions segment revenue increased 18% due to higher QuickBooks desktop revenue that was driven by higher average selling prices, and growth in QuickBooks Online, Intuit Websites and QuickBooks Enterprise customers. Employee Management Solutions segment revenue increased 11% due to favorable offering mix, improved customer adoption of payroll direct deposit services, and price increases for desktop payroll customers. Payment Solutions segment revenue increased 7% due to growth in the merchant customer base that was partially offset by slightly lower charge volume per merchant. In our Consumer Tax business, we believe that revenue shifted from the second quarter of fiscal 2011 to the third quarter of fiscal 2011 as discussed in “Overview of Financial Results” above. Financial Services segment revenue increased 2% due to growth in bill-pay revenue partially offset by the effect of the sale of that segment’s lending business in the fourth quarter of fiscal 2010. Other Businesses segment revenue increased 13% due to strong performance in our Canadian and United Kingdom small business offerings and our fiscal 2010 acquisitions of Mint and Medfusion.
Operating income from continuing operations decreased 82% in the first half of fiscal 2011 compared with the same period of fiscal 2010. Operating income for the period was substantially affected by the tax revenue shift discussed in “Overview of Financial Results” above. Cost of revenue as a percent of revenue decreased slightly due to cost efficiencies, economies of scale, and $29 million lower amortization expense for acquired intangible assets. Total operating expenses were $136 million higher in the fiscal 2011 period, including about $42 million for higher staffing expenses, about $39 million for higher marketing program expenses in our Small Business Group and our Consumer Tax segment, about $24 million due to operating expenses for Mint and Medfusion, and about $11 million for higher share-based compensation expense. See “Cost of Revenue” and “Operating Expenses” later in this Item 2 for more information.
Net income from continuing operations decreased 73% in the first half of fiscal 2011 compared with the same period of fiscal 2010. Including certain discrete tax benefits, we recorded a tax benefit of $12 million on a pre-tax loss of $9 million in the first half of fiscal 2011 and our effective tax rate for the first half of fiscal 2010 was approximately 27%. See “Income Taxes” later in this Item 2 for more information about our effective tax rates for these periods.
Due to all of the foregoing factors, diluted net income per share from continuing operations of $0.01 in the first half of fiscal 2011 decreased 67% compared with $0.03 in the same period of fiscal 2010.
Business Segment Results
The information below is organized in accordance with our seven reportable business segments. Results for our Other Businesses segment for the three and six months ended January 31, 2010 have been adjusted to exclude results for our Intuit Real Estate Solutions business, which we sold in January 2010. See Note 6 to the financial statements in Part 1, Item 1 of this report for more information.
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. See “Executive Overview — Seasonality and Trends” earlier in this Item 2 for a description of the seasonality of our business. Segment expenses do not include certain costs, such as corporate selling and marketing, product development, and general and administrative expenses and share-based compensation expenses, which are not allocated to specific segments. These unallocated costs totaled $338 million in the first half of fiscal 2011 and $299 million in the first half of fiscal 2010. Unallocated costs increased in the first six months of fiscal 2011 compared with the same period of fiscal 2010 due to increases in corporate selling and marketing expenses in support of the growth of our businesses and increases in share-based compensation expense.
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
Financial Management Solutions

				YTD	YTD
	Q2	Q2%		Q2	Q2%
(Dollars in millions)	FY11	FY10	Change	FY11	FY10	Change

Product revenue	$115	$101		$199	$185
Service and other revenue	72	53		142	103

Total segment revenue	$187	$154	21%	$341	$288	18%

% of total revenue	21%	18%		24%	22%

Segment operating income	$60	$37	64%	$93	$62	53%

% of related revenue	32%	24%		27%	21%
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
FMS total net revenue increased $33 million or 21% in the second quarter of fiscal 2011 compared with the same quarter of fiscal 2010 and increased $53 million or 18% in the first half of fiscal 2011 compared with the same period of fiscal 2010. Higher FMS revenue in those periods was driven by strong growth in QuickBooks desktop, QuickBooks Online, Intuit Websites and QuickBooks Enterprise revenue. Higher average selling prices for the QuickBooks business more than offset a 13% decline in total QuickBooks software units for the first half of fiscal 2011. We offered promotional discounts on QuickBooks in the second quarter and first half of fiscal 2010 that generated strong unit growth in those periods. In addition, revenue from the Online and Enterprise versions of QuickBooks grew significantly faster than revenue for desktop, contributing to higher average selling prices for the combined QuickBooks business in both periods. Customer growth drove higher revenue in Intuit Websites for the first half of fiscal 2011.
FMS segment operating income as a percentage of related revenue increased to 32% in the second quarter of fiscal 2011 from 24% in the same quarter of fiscal 2010 and increased to 27% in the first half of fiscal 2011 from 21% in the same period of fiscal 2010. Operating income increased in the first half of fiscal 2011 due to the increases in revenue described above partially offset by about $20 million in higher expenses for advertising and other marketing programs and, to a lesser extent, higher cost of revenue associated with revenue growth.

Employee Management Solutions

				YTD	YTD
	Q2	Q2%		Q2	Q2%
(Dollars in millions)	FY11	FY10	Change	FY11	FY10	Change

Product revenue	$64	$60		$127	$120
Service and other revenue	52	45		96	82

Total segment revenue	$116	$105	11%	$223	$202	11%

% of total revenue	13%	13%		16%	16%

Segment operating income	$63	$61	3%	$127	$117	8%

% of related revenue	54%	58%		57%	58%
Employee Management Solutions (EMS) product revenue is derived primarily from QuickBooks Basic Payroll and QuickBooks Enhanced Payroll, which are products sold on a subscription basis that offer payroll tax tables, payroll reports, federal and state payroll tax forms, and electronic tax payment and filing to small businesses that prepare their own payrolls. EMS service and other revenue is derived from QuickBooks Online Payroll, Intuit Online Payroll, fees for payroll direct deposit services, and other small business payroll and employee management services. Service and other revenue for this segment also includes interest earned on funds held for customers.
EMS total net revenue increased $11 million or 11% in the second quarter of fiscal 2011 compared with the same quarter of fiscal 2010 and $21 million or 11% in the first half of fiscal 2011 compared with the same period of fiscal 2010. Revenue was higher in the fiscal 2011 periods due to more customers choosing our online payroll and enhanced desktop payroll solutions, improved customer adoption of payroll direct deposit services, and price increases for desktop payroll customers. Total payroll customers were flat at January 31, 2011 while online payroll customers were 14% higher compared with January 31, 2010.
EMS segment operating income as a percentage of related revenue decreased to 54% in the second quarter of fiscal 2011 from 58% in the same quarter of fiscal 2010 and decreased slightly to 57% in the first half of fiscal 2011 from 58% in the same period of fiscal 2011. Revenue growth as described above was partially offset by higher cost of revenue associated with revenue mix.
Payment Solutions

				YTD	YTD
	Q2	Q2%		Q2	Q2%
(Dollars in millions)	FY11	FY10	Change	FY11	FY10	Change

Product revenue	$8	$9		$16	$16
Service and other revenue	77	70		149	138

Total segment revenue	$85	$79	7%	$165	$154	7%

% of total revenue	10%	9%		12%	12%

Segment operating income	$12	$22	-43%	$24	$35	-28%

% of related revenue	15%	27%		15%	22%
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
Payment Solutions total net revenue increased $6 million or 7% in the second quarter of fiscal 2011 compared with the same quarter of fiscal 2010 and increased $11 million or 7% in the first half of fiscal 2011 compared with the same period of fiscal 2010. The increases were driven by 14% growth in the merchant customer base that was partially offset by 1% lower transaction volume per merchant for the first half of fiscal 2011.
Payment Solutions segment operating income as a percentage of related revenue decreased to 15% in the second quarter of fiscal 2011 from 27% in the same quarter of fiscal 2010 and decreased to 15% in the first half of fiscal 2011 from 22% in the same period of fiscal 2010. In the fiscal 2011 periods, operating income declined due to higher cost of revenue associated with customer mix and higher expenses for advertising and other marketing programs, which more than offset the increases in revenue described above.
Consumer Tax

				YTD	YTD
	Q2	Q2%		Q2	Q2%
(Dollars in millions)	FY11	FY10	Change	FY11	FY10	Change

Product revenue	$77	$82		$86	$90
Service and other revenue	128	136		148	150

Total segment revenue	$205	$218	-6%	$234	$240	-2%

% of total revenue	23%	26%		17%	18%

Segment operating income	$53	$88	-40%	$24	$57	-59%

% of related revenue	26%	40%		10%	24%
Consumer Tax product revenue is derived primarily from TurboTax federal and state consumer and small business desktop tax return preparation software. Consumer Tax service and other revenue is derived primarily from TurboTax Online tax return preparation services and electronic tax filing services. Due to the seasonal nature of our Consumer Tax business, we will not have substantially complete results for the 2010 tax season until the third quarter of fiscal 2011.
Consumer Tax total net revenue decreased $6 million or 2% in the first half of fiscal 2011 compared with the same period of fiscal 2010. In January 2011 the Internal Revenue Service announced that it would not be accepting certain electronically filed income tax returns until mid-February. As a result, we believe that taxpayers delayed filing their tax returns, which shifted revenue from the second quarter of fiscal 2011 to the third quarter of fiscal 2011.
Consumer Tax segment operating income as a percentage of related revenue decreased to 10% in the first half of fiscal 2011 from 24% in the same period of fiscal 2010 due to the tax revenue shift described above and about $16 million in higher expenses for advertising and other marketing programs.

Accounting Professionals

				YTD	YTD
	Q2	Q2%		Q2	Q2%
(Dollars in millions)	FY11	FY10	Change	FY11	FY10	Change

Product revenue	$117	$119		$137	$138
Service and other revenue	5	5		10	8

Total segment revenue	$122	$124	-2%	$147	$146	1%

% of total revenue	14%	15%		10%	11%

Segment operating income	$70	$77	-9%	$54	$62	-14%

% of related revenue	57%	62%		37%	43%
Accounting Professionals product revenue is derived primarily from ProSeries and Lacerte professional tax preparation software products and from QuickBooks Premier Accountant Edition and ProAdvisor Program for professional accountants. Accounting Professionals service and other revenue is derived primarily from electronic tax filing services, bank product transmission services and training services. Due to the seasonal nature of our Accounting Professionals business, we will not have substantially complete results for the 2010 tax season until the third quarter of fiscal 2011.
Accounting Professionals total net revenue was flat in the first half of fiscal 2011 compared with the same period of fiscal 2010. Revenue in this segment is less sensitive to the timing of tax return filings than in our Consumer Tax segment, so we believe that the impact of the Internal Revenue Service decision not to accept certain electronically filed income tax returns until mid-February had only a modest impact on Accounting Professionals revenue for the first half of fiscal 2011.
Accounting Professionals segment operating income as a percentage of related revenue decreased to 37% in the first half of fiscal 2011 from 43% in the same period of fiscal 2010. Revenue for the fiscal 2011 period was flat while staffing expenses and other operating expenses increased modestly.
Financial Services

				YTD	YTD
	Q2	Q2%		Q2	Q2%
(Dollars in millions)	FY11	FY10	Change	FY11	FY10	Change

Product revenue	$—	$—		$—	$—
Service and other revenue	84	82		165	162

Total segment revenue	$84	$82	3%	$165	$162	2%

% of total revenue	10%	10%		12%	12%

Segment operating income	$22	$20	7%	$37	$39	-6%

% of related revenue	26%	25%		22%	24%
Financial Services service and other revenue is derived primarily from outsourced online banking software products that are hosted in our data centers and delivered as on-demand service offerings to medium-sized banks and credit unions.
Financial Services total net revenue increased $2 million or 3% in the second quarter of fiscal 2011 compared with the same quarter of fiscal 2010 and increased $3 million or 2% in the first half of fiscal 2011 compared with the same period of fiscal 2010. Revenue growth in the fiscal 2011 periods was driven by higher bill-pay revenue, partially offset by the effect of the sale of this segment’s lending business in the fourth quarter of fiscal 2010. Revenue from the lending business was less than $10 million for all of fiscal 2010. Bill-pay revenue grew due to a 23% increase in bill-pay end users and higher transaction volumes for the first half of fiscal 2011. Continuing price compression that resulted in lower revenue per user partially offset growth in the bill-pay end user customer base.
Financial Services segment operating income as a percentage of related revenue increased slightly to 26% in the second quarter of fiscal 2011 from 25% in the same quarter of fiscal 2010 but decreased to 22% in the first half of fiscal 2011 from 24% the same period of fiscal 2010 due to higher staffing expenses that more than offset higher revenue.
Other Businesses

				YTD	YTD
	Q2	Q2%		Q2	Q2%
(Dollars in millions)	FY11	FY10	Change	FY11	FY10	Change

Product revenue	$49	$51		$81	$78
Service and other revenue	30	24		54	41

Total segment revenue	$79	$75	5%	$135	$119	13%

% of total revenue	9%	9%		9%	9%

Segment operating income	$16	$22	-31%	$17	$25	-33%

% of related revenue	20%	30%		12%	21%
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
Other Businesses total net revenue increased $4 million or 5% in the second quarter of fiscal 2011 compared with the same quarter of fiscal 2010 due to our fiscal 2010 acquisitions of Mint and Medfusion and the favorable impact of foreign currency exchange rates. Other Businesses total net revenue increased $16 million or 13% in the first half of fiscal 2011 compared with the same period of fiscal 2010 due to strong performance in our Canadian and United Kingdom small business offerings and our fiscal 2010 acquisitions of Mint and Medfusion.
Other Businesses segment operating income as a percentage of related revenue decreased to 20% in the second quarter of fiscal 2011 from 30% in the same quarter of fiscal 2010 and decreased to 12% in the first half of fiscal 2011 from 21% in the same period of fiscal 2010. Higher fiscal 2011 revenue as described above was more than offset by higher costs and expenses associated with our fiscal 2010 acquisitions of Mint and Medfusion and by our continued investment in emerging market opportunities.

Cost of Revenue

		% of		% of	YTD	% of	YTD	% of
	Q2	Related	Q2	Related	Q2	Related	Q2	Related
(Dollars in millions)	FY11	Revenue	FY10	Revenue	FY11	Revenue	FY10	Revenue

Cost of product revenue	$46	11%	$48	11%	$78	12%	$83	13%
Cost of service and other revenue	129	29%	114	27%	252	33%	223	33%
Amortization of acquired technology	5	n/a	16	n/a	9	n/a	38	n/a

Total cost of revenue	$180	21%	$178	21%	$339	24%	$344	26%

Cost of product revenue as a percentage of product revenue decreased slightly in the first half of fiscal 2011 compared with the same period of fiscal 2010 due to cost efficiencies in our Consumer Tax segment.
Cost of service and other revenue as a percentage of service and other revenue increased in the second quarter of fiscal 2011 compared with the same quarter of fiscal 2010. We deferred certain service revenue from the second quarter of fiscal 2011 to the third quarter of fiscal 2011 due to a delay in the Internal Revenue Service’s acceptance of certain electronically filed tax returns. This revenue had little associated cost, so the shift in revenue affected the service revenue margin for the quarter.
Amortization of acquired technology decreased in the second quarter and first half of fiscal 2011 compared with the same periods of fiscal 2010 due to the completion of the amortization for certain Intuit Financial Services intangible assets that we acquired in fiscal 2007.
Operating Expenses

		% of		% of		% of		% of
		Total		Total	YTD	Total	YTD	Total
	Q2	Net	Q2	Net	Q2	Net	Q2	Net
(Dollars in millions)	FY11	Revenue	FY10	Revenue	FY11	Revenue	FY10	Revenue

Selling and marketing	$330	38%	$277	33%	$550	39%	$457	35%
Research and development	158	18%	144	17%	314	22%	285	22%
General and administrative	88	10%	88	11%	178	13%	165	12%
Amortization of other acquired intangible assets	11	1%	11	1%	22	1%	21	2%

Total operating expenses	$587	67%	$520	62%	$1,064	75%	$928	71%

Current Fiscal Quarter
Total operating expenses as a percentage of total net revenue increased to 67% in the second quarter of fiscal 2011 from 62% in the same quarter of fiscal 2010. Revenue grew $41 million while total operating expenses increased $67 million in the fiscal 2011 quarter. Total operating expenses increased about $29 million for higher marketing program expenses in our Small Business Group and in our Consumer Tax segment, about $21 million for higher staffing expenses, and about $9 million for operating expenses for Mint and Medfusion.
Fiscal Year to Date
Total operating expenses as a percentage of total net revenue increased to 75% in the first half of fiscal 2011 from 71% in the same period of fiscal 2010. Revenue grew $99 million while total operating expenses increased $136 million in the fiscal 2011 period. Total operating expenses increased about $42 million for staffing expenses, about $39 million for higher marketing program expenses, primarily in our Small Business Group and in our Consumer Tax segment, about $24 million for the operating expenses of acquired businesses, and about $11 million for higher share-based compensation expense. Share-based compensation expense increased because the market price of our common stock was higher at the time of our broad-based July 2010 grants of options and restricted stock units compared with the prior fiscal year. This increased the total fair value of these awards at the time of grant, which is being recognized as expense over the related service periods.
Non-Operating Income and Expenses
Interest Expense
Interest expense of $30 million and $31 million for the first six months of fiscal 2011 and 2010 consisted primarily of interest on $1 billion in senior notes that we issued in March 2007. The senior notes are due in March 2012 and March 2017 and are redeemable by Intuit at any time, subject to a make-whole premium.
Interest and Other Income, Net

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
(In millions)	2011	2010	2011	2010

Interest income	$3	$1	$6	$5
Net gains on executive deferred compensation plan assets	2	1	5	2
Other	1	—	3	—

Total interest and other income, net	$6	$2	$14	$7

Interest and other income, net consists primarily of interest income. Higher average invested balances and higher interest rates resulted in higher interest income in the second quarter and first six months of fiscal 2011 compared with the same periods of fiscal 2010. In accordance with authoritative guidance, we record gains and losses associated with executive deferred compensation plan assets in interest and other income and gains and losses associated with the related liabilities in operating expenses. The amounts recorded in operating expenses generally offset the amounts recorded in interest and other income.
Income Taxes
Our effective tax rate for the second quarter of fiscal 2011 was approximately 28%. Excluding discrete tax benefits primarily related to the retroactive reinstatement of the federal research and experimentation credit as described below, our effective tax rate for that quarter was approximately 36% and did not differ significantly from the statutory rate of 35%. State income taxes were substantially offset by the benefit we received from the domestic production activities deduction and the federal research and experimentation credit. Our effective tax rate for the second quarter of fiscal 2010 was approximately 37%. This differed from the federal statutory rate of 35% primarily due to state income taxes, which were partially offset by the benefit we received from the domestic production activities deduction and the federal research and experimentation credit.
We recorded a $12 million tax benefit on a loss of $9 million for the first half of fiscal 2011. Excluding discrete tax benefits primarily related to the retroactive reinstatement of the federal research and experimentation credit as described below, our effective tax rate for that period was approximately 36% and did not differ significantly from the statutory rate of 35%. State income taxes were substantially offset by the benefit we received from the domestic production activities deduction and the federal research and experimentation credit. Our effective tax rate for the first half of fiscal 2010 was approximately 27%. Excluding discrete tax benefits primarily related to routine stock option deduction benefits, our effective tax rate for that period was approximately 37%. This differed from the federal statutory rate of 35% primarily due to state income taxes, which were partially offset by the benefit we received from the domestic production activities deduction and the federal research and experimentation credit.
In December 2010 the Tax Relief, Unemployment Insurance Reauthorization, and Jobs Creation Act of 2010 was signed into law. The Act includes a reinstatement of the federal research and experimentation credit through December 31, 2011 that was retroactive to January 1, 2010. We recorded a discrete tax benefit of approximately $9 million for the retroactive amount related to fiscal 2010 and the first quarter of fiscal 2011 during the second quarter of fiscal 2011.

Discontinued Operations
In January 2010 we sold our Intuit Real Estate Solutions (IRES) business for approximately $128 million in cash and recorded a net gain on disposal of $35 million. IRES was part of our Other Businesses segment. We accounted for IRES as a discontinued operation and have therefore segregated its operating results from continuing operations in our statements of operations for all periods prior to the sale. For the second quarter of fiscal 2010, net revenue from IRES was $14 million and net loss from IRES was $1 million, excluding the net gain on disposal. For the first half of fiscal 2010, net revenue from IRES was $33 million and net income from IRES was less than $1 million, excluding the net gain on disposal.
Liquidity and Capital Resources
Overview
At January 31, 2011, our cash, cash equivalents and investments totaled $892 million, a decrease of $730 million from July 31, 2010 due to the factors noted under “Statements of Cash Flows” below. At that date we also held $85 million in municipal auction rate securities that we classified as long-term investments on our balance sheet. See “Auction Rate Securities” below for more information. Our primary source of liquidity has been cash from operations, which entails the collection of accounts receivable for products and services. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, acquisitions of businesses, debt service costs and repurchases of common stock.
In March 2007 we issued five-year and ten-year senior unsecured notes totaling $1 billion. See “Contractual Obligations — Commitments for Senior Unsecured Notes” later in this Item 2 for more information. We also have a $500 million unsecured revolving line of credit facility that is described later in this Item 2. To date we have not borrowed under the facility.
The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

	January 31,	July 31,	$	%
(Dollars in millions)	2011	2010	Change	Change

Cash, cash equivalents and investments	$892	$1,622	$(730)	(45%)
Long-term investments	89	91	(2)	(2%)
Long-term debt	998	998	—	0%
Working capital	520	1,074	(554)	(52%)
Ratio of current assets to current liabilities	1.3 : 1	1.9 : 1
Auction Rate Securities
At January 31, 2011, we held a total of $85 million in municipal auction rate securities that we classified as long-term investments on our balance sheet based on the maturities of the underlying securities. All of these securities are rated A or better by the major credit rating agencies and the majority of the securities are collateralized by student loans guaranteed by the U.S. Department of Education. Due to a decrease in liquidity in the global credit markets, in February 2008 auctions began failing for the municipal auction rate securities we held and in accordance with authoritative guidance we began estimating their fair value based on a discounted cash flow model that we prepared. Based on our expected operating cash flows and our other sources of cash, we do not believe that the reduction in liquidity of the municipal auction rate securities we held at January 31, 2011 will have a material impact on our overall ability to meet our liquidity needs.

Statements of Cash Flows
The following table summarizes selected items from our statements of cash flows for the first six months of fiscal 2011 and 2010. See the financial statements in Part I, Item 1 of this report for complete statements of cash flows for those periods.

	Six Months Ended
	January 31,	January 31,	$	%
(Dollars in millions)	2011	2010	Change	Change
Net cash provided by (used in):
Operating activities	$47	$105	$(58)	(55%)
Investing activities	804	(32)	836	(2613%)
Financing activities	(632)	(416)	(216)	52%
Effect of exchange rate changes on cash	—	1	(1)	n/a

Increase (decrease) in cash and cash equivalents	$219	$(342)

Operating Activities
During the first half of fiscal 2011 we generated $47 million in cash from our operations. This included net income of $3 million and adjustments for depreciation and amortization of $117 million and share-based compensation expense of $73 million, partially offset by the payment of fiscal 2010 accrued bonuses and other seasonal working capital needs.
During the first half of fiscal 2010 we generated $105 million in cash from our operations. This included net income of $46 million and adjustments for depreciation and amortization of $143 million and share-based compensation expense of $65 million, partially offset by the payment of fiscal 2009 accrued bonuses and other seasonal working capital needs.
Investing Activities
Investing activities generated $804 million in cash during the first half of fiscal 2011. We received $939 million in cash from net sales of investments, which was partially offset by the use of $135 million in cash for capital expenditures.
We used $32 million in cash for investing activities during the first half of fiscal 2010. We received a net $122 million in cash from the sale of our Intuit Real Estate Solutions business and $59 million in cash from net sales of investments. We used $141 million in cash for acquisitions (primarily Mint Software Inc.) and $66 million in cash for capital expenditures.
Financing Activities
We used $632 million in cash for financing activities during the first half of fiscal 2011, including $860 million for the repurchase of common stock under our stock repurchase programs partially offset by the receipt of $218 million in cash from the issuance of common stock under employee stock plans.
We used $416 million in cash for financing activities during the first half of fiscal 2010, including $550 million for the repurchase of common stock under our stock repurchase programs partially offset by the receipt of $150 million in cash from the issuance of common stock under employee stock plans.
Stock Repurchase Programs
Our Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. During the first six months of fiscal 2011 and 2010 we repurchased 18.5 million and 18.8 million shares of our common stock for $860 million and $550 million under these programs. At January 31, 2011, we had authorization from our Board of Directors to expend up to an additional $1.14 billion for stock repurchases through August 16, 2013.

To facilitate the stock repurchase program described above, from time to time we repurchase shares in the open market. On January 3, 2011 we entered into an accelerated share repurchase (ASR) agreement with a large financial institution to repurchase $250 million of Intuit’s common stock on an accelerated basis. We entered into this ASR agreement in order to repurchase shares at a guaranteed discount from the average price of our stock over a specified period of time. We had the contractual right to cancel the ASR agreement without any financial or other obligation at any time prior to February 2, 2011. On February 2, 2011 we paid $250 million to the financial institution and received an initial delivery of 4.2 million shares of Intuit common stock. The total number of shares to be delivered generally will be determined by applying an agreed discount to the average of the daily volume weighted average price of Intuit common shares traded during the pricing period. The pricing period is scheduled to end in April 2011, but it may conclude sooner at the election of the financial institution. If the total number of shares to be delivered exceeds the number of shares delivered on February 2, 2011, we will receive the remaining balance of shares from the financial institution. Based on the current trading prices of our common stock, we expect to receive additional shares. If the total number of shares to be delivered is less than the number of shares delivered on February 2, 2011, we have the contractual right to deliver to the financial institution either shares of Intuit common stock or cash equal to the value of those shares.
Unsecured Revolving Credit Facility
On March 22, 2007 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on March 22, 2012. Advances under the credit facility will accrue interest at rates that are equal to, at our election, either Citibank’s base rate or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.18% to 0.575% based on our senior debt credit ratings. The applicable interest rate will be increased by 0.05% for any period in which the total principal amount of advances and letters of credit under the credit facility exceeds $250 million. The agreement includes covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 and a ratio of annual EBITDA to interest payable of not less than 3.00 to 1.00. We were in compliance with these covenants at January 31, 2011. We may use amounts borrowed under this credit facility for general corporate purposes or for future acquisitions or expansion of our business. To date we have not borrowed under the credit facility. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility. We currently believe that the credit facility will be available to us should we choose to borrow under it.
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
Off-Balance Sheet Arrangements
At January 31, 2011, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations
The following table summarizes our known contractual obligations to make future payments at January 31, 2011:

	Payments Due by Period
	Less than	1-3	3-5	More than
(In millions)	1 year	years	years	5 years	Total

Amounts due under executive deferred compensation plan	$51	$—	$—	$—	$51
Senior unsecured notes	—	500	—	500	1,000
Interest and fees due on long-term obligations	56	71	57	43	227
License fee payable (1)	10	20	20	40	90
Operating leases	54	94	85	232	465
Purchase obligations (2)	69	78	78	56	281

Total contractual obligations (3)	$240	$763	$240	$871	$2,114

(1)	In May 2009 we entered into an agreement to license certain technology for $20 million in cash and $100 million payable over ten fiscal years.

(2)	Represents agreements to purchase products and services that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payments.

(3)	Excludes $41 million of non-current uncertain tax benefits which are included in other long-term obligations on our balance sheet at January 31, 2011. We have not included this amount in the table above because we cannot make a reasonably reliable estimate regarding the timing of settlements with taxing authorities, if any.
Included in operating leases in the table above are two agreements that we signed in January 2011 that extend the terms of Intuit’s leases for its corporate headquarters office space in Mountain View, California through 2024 and 2026. The total expected rent through the end of those terms is approximately $210 million, with options to further extend the leases for ten years at rates to be determined in accordance with the agreements.
The largest of the commitments included in purchase obligations in the table above relates to future outsourced electronic payment fulfillment and bill management services for our Financial Services segment.
Commitments for Senior Unsecured Notes
On March 12, 2007 we issued $500 million of 5.40% senior unsecured notes due on March 15, 2012 (the 2012 Notes) and $500 million of 5.75% senior unsecured notes due on March 15, 2017 (the 2017 Notes) (together, the Notes). We expect to reclassify the $500 million note due in March 2012 from long-term liabilities to current liabilities in the third quarter of fiscal 2011. The Notes are redeemable by Intuit at any time, subject to a make-whole premium. Interest is payable semiannually on March 15 and September 15. At January 31, 2011, our maximum commitment for interest payments under the Notes was $227 million.
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
Interest Rate Risk
Our cash equivalents and investments are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents and investments and the fair value of those investments. Should the Federal Reserve Target Rate increase by 25 basis points from the level of January 31, 2011, the value of our investments would decrease by approximately $2 million. Should the Federal Reserve Target Rate increase by 100 basis points from the level of January 31, 2011, the value of our investments would decrease by approximately $7 million.
We are also exposed to the impact of changes in interest rates as they affect our $500 million revolving credit facility. Advances under the credit facility accrue interest at rates that are equal to Citibank’s base rate or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.18% to 0.575% based on our senior debt credit ratings. Consequently, our interest expense would fluctuate with changes in the general level of these interest rates if we were to borrow any amounts under the credit facility. At January 31, 2011, no amounts were outstanding under the credit facility.
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

Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of January 31, 2011, we did not engage in foreign currency hedging activities.

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
Our acquisitions have resulted in significant expenses, including amortization and impairment of acquired technology and other acquired intangible assets, and impairment of goodwill. Total costs and expenses in these categories were approximately $91 million in fiscal 2010, $101 million in fiscal 2009, and $90 million in fiscal 2008. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. At January 31, 2011, we had $1.9 billion in goodwill and $222 million in net acquired intangible assets on our balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of acquired intangible assets, may have a significant negative impact on our future financial results.
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

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
Stock repurchase activity during the three months ended January 31, 2011 was as follows:

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased	of Shares
			as Part of	That May Yet
	Total Number	Average	Publicly	Be Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	per Share	Plans	the Plans

November 1, 2010 through November 30, 2010	3,679,300	$45.74	3,679,300	$1,501,729,463

December 1, 2010 through December 31, 2010	7,472,000	$48.40	7,472,000	$1,140,053,279

January 1, 2011 through January 31, 2011	—	$—	—	$1,140,053,279

Total	11,151,300	$47.52	11,151,300

Notes:
1.	All shares purchased as part of publicly announced plans during the three months ended January 31, 2011 were purchased under a plan we announced on August 18, 2010 under which we are authorized to repurchase up to $2 billion of our common stock from time to time over a three-year period ending on August 16, 2013.

ITEM 6
EXHIBITS
We have filed the following exhibits as part of this report:

Exhibit		Filed	Incorporated by
Number	Exhibit Description	Herewith	Reference

10.01+	Intuit Inc. Amended and Restated 2005 Equity Incentive Plan as amended January 19, 2011 (incorporated by reference to Exhibit 99.01 to the registration statement on Form S-8 (Registration No. 333-171768) filed by the registrant with the Securities and Exchange Commission on January 19, 2011)		X

10.02#	Second Amendment to Lease Agreement Phase 1, effective January 1, 2011, between Intuit Inc. and Charleston Properties	X

10.03#	Third Amendment to Lease Agreement Phase 2, effective January 1, 2011, between Intuit Inc. and Charleston Properties	X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS*	XBRL Instance Document	X

101.SCH*	XBRL Taxonomy Extension Schema	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase	X

+	Indicates a management contract or compensatory plan or arrangement.

#	We have requested confidential treatment for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission (SEC). We omitted such portions from this filing and filed them separately with the SEC.

*	This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)
Date: March 1, 2011	By:	/s/ R. NEIL WILLIAMS
R. Neil Williams
Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Filed	Incorporated by
Number	Exhibit Description	Herewith	Reference

10.01+	Intuit Inc. Amended and Restated 2005 Equity Incentive Plan as amended January 19, 2011 (incorporated by reference to Exhibit 99.01 to the registration statement on Form S-8 (Registration No. 333-171768) filed by the registrant with the Securities and Exchange Commission on January 19, 2011)		X

10.02#	Second Amendment to Lease Agreement Phase 1, effective January 1, 2011, between Intuit Inc. and Charleston Properties	X

10.03#	Third Amendment to Lease Agreement Phase 2, effective January 1, 2011, between Intuit Inc. and Charleston Properties	X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS*	XBRL Instance Document	X

101.SCH*	XBRL Taxonomy Extension Schema	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase	X

+	Indicates a management contract or compensatory plan or arrangement.

#	We have requested confidential treatment for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission (SEC). We omitted such portions from this filing and filed them separately with the SEC.

*	This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.