Form 10-Q
period 2011-04-30
INTUIT INC
filed 2011-06-01
CIK 896878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 304,000,417 shares of Common Stock, $0.01 par value, were outstanding at May 23, 2011.

INTUIT INC.
FORM 10-Q
INDEX

Page
Number
PART I FINANCIAL INFORMATION

ITEM 1: Financial Statements

Condensed Consolidated Statements of Operations for the three and nine months ended April 30, 2011 and 2010	3

Condensed Consolidated Balance Sheets at April 30, 2011 and July 31, 2010	4

Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended April 30, 2011 and 2010	5

Condensed Consolidated Statements of Cash Flows for the three and nine months ended April 30, 2011 and 2010	6

Notes to Condensed Consolidated Financial Statements	7

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk	32

ITEM 4: Controls and Procedures	33

PART II OTHER INFORMATION

ITEM 1: Legal Proceedings	34

ITEM 1A: Risk Factors	35

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	44

ITEM 6: Exhibits	45

Signatures	46
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

PART I
ITEM 1
FINANCIAL STATEMENTS
INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
(In millions, except per share amounts)	2011	2010	2011	2010

Net revenue:
Product	$602	$564	$1,248	$1,191
Service and other	1,246	1,043	2,010	1,727

Total net revenue	1,848	1,607	3,258	2,918

Costs and expenses:
Cost of revenue:
Cost of product revenue	32	34	110	117
Cost of service and other revenue	132	118	384	341
Amortization of acquired technology	4	5	13	43
Selling and marketing	351	309	901	766
Research and development	164	141	478	426
General and administrative	93	102	271	267
Amortization of other acquired intangible assets	11	10	33	31

Total costs and expenses	787	719	2,190	1,991

Operating income from continuing operations	1,061	888	1,068	927
Interest expense	(15)	(15)	(45)	(46)
Interest and other income, net	6	5	20	12

Income from continuing operations before income taxes	1,052	878	1,043	893
Income tax provision	364	302	352	306

Net income from continuing operations	688	576	691	587
Net income from discontinued operations	—	—	—	35

Net income	$688	$576	$691	$622

Basic net income per share from continuing operations	$2.27	$1.83	$2.23	$1.86
Basic net income per share from discontinued operations	—	—	—	0.11

Basic net income per share	$2.27	$1.83	$2.23	$1.97

Shares used in basic per share calculations	303	314	309	316

Diluted net income per share from continuing operations	$2.20	$1.78	$2.16	$1.80
Diluted net income per share from discontinued operations	—	—	—	0.11

Diluted net income per share	$2.20	$1.78	$2.16	$1.91

Shares used in diluted per share calculations	313	323	319	325

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30,	July 31,
(In millions)	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$1,369	$214
Investments	459	1,408
Accounts receivable, net	266	135
Income taxes receivable	2	27
Deferred income taxes	100	117
Prepaid expenses and other current assets	65	57

Current assets before funds held for customers	2,261	1,958
Funds held for customers	383	337

Total current assets	2,644	2,295
Long-term investments	81	91
Property and equipment, net	565	510
Goodwill	1,910	1,914
Acquired intangible assets, net	203	256
Long-term deferred income taxes	53	41
Other assets	111	91

Total assets	$5,567	$5,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$500	$—
Accounts payable	196	143
Accrued compensation and related liabilities	201	206
Deferred revenue	337	387
Income taxes payable	209	14
Other current liabilities	218	134

Current liabilities before customer fund deposits	1,661	884
Customer fund deposits	383	337

Total current liabilities	2,044	1,221
Long-term debt	498	998
Other long-term obligations	204	158

Total liabilities	2,746	2,377

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	2,835	2,728
Treasury stock, at cost	(4,117)	(3,315)
Accumulated other comprehensive income	15	11
Retained earnings	4,088	3,397

Total stockholders’ equity	2,821	2,821

Total liabilities and stockholders’ equity	$5,567	$5,198

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

		Common
		Stock and		Accumulated
	Shares of	Additional		Other		Total
(In millions, except shares in	Common	Paid-In	Treasury	Comprehensive	Retained	Stockholders’
thousands)	Stock	Capital	Stock	Income	Earnings	Equity

Balance at July 31, 2010	313,861	$2,728	$(3,315)	$11	$3,397	$2,821
Components of comprehensive net income:
Net income	—	—	—	—	691	691
Other comprehensive income, net of tax	—	—	—	4	—	4

Comprehensive net income						695
Issuance of common stock under employee stock plans	10,968	30	258	—	—	288
Restricted stock units released, net of taxes	2,101	(103)	50	—	—	(53)
Stock repurchases under stock repurchase programs	(23,349)	—	(1,110)	—	—	(1,110)
Tax benefit from share-based compensation plans	—	68	—	—	—	68
Share-based compensation expense	—	112	—	—	—	112

Balance at April 30, 2011	303,581	$2,835	$(4,117)	$15	$4,088	$2,821

		Common
		Stock and		Accumulated
	Shares of	Additional		Other		Total
(In millions, except shares in	Common	Paid-In	Treasury	Comprehensive	Retained	Stockholders’
thousands)	Stock	Capital	Stock	Income	Earnings	Equity

Balance at July 31, 2009	322,766	$2,547	$(2,846)	$7	$2,849	$2,557
Components of comprehensive net income:
Net income	—	—	—	—	622	622
Other comprehensive income, net of tax	—	—	—	4	—	4

Comprehensive net income						626
Issuance of common stock under employee stock plans	13,808	26	302	—	(2)	326
Restricted stock units released, net of taxes	1,517	(24)	28	—	(24)	(20)
Stock repurchases under stock repurchase programs	(24,624)	—	(750)	—	—	(750)
Tax benefit from share-based compensation plans	—	23	—	—	—	23
Share-based compensation expense	—	99	—	—	—	99
Other	—	(3)	—	—	—	(3)

Balance at April 30, 2010	313,467	$2,668	$(3,266)	$11	$3,445	$2,858

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
(In millions)	2011	2010	2011	2010

Cash flows from operating activities:
Net income	$688	$576	$691	$622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	42	36	120	111
Amortization of acquired intangible assets	19	19	58	87
Share-based compensation expense	39	34	112	99
Pre-tax gain on sale of discontinued operations	—	—	—	(58)
Deferred income taxes	9	(39)	25	(61)
Tax benefit from share-based compensation plans	20	13	68	23
Excess tax benefit from share-based compensation plans	(18)	(6)	(59)	(11)
Other	3	5	14	15

Total adjustments	114	62	338	205

Changes in operating assets and liabilities:
Accounts receivable	215	264	(130)	(67)
Prepaid expenses, income taxes receivable and other assets	132	48	17	43
Accounts payable	(4)	7	42	63
Accrued compensation and related liabilities	53	51	(6)	13
Deferred revenue	(226)	(201)	(41)	(45)
Income taxes payable	208	280	195	282
Other liabilities	(42)	(43)	79	33

Total changes in operating assets and liabilities	336	406	156	322

Net cash provided by operating activities	1,138	1,044	1,185	1,149

Cash flows from investing activities:
Purchases of available-for-sale debt securities	(80)	(1,169)	(803)	(1,719)
Sales of available-for-sale debt securities	55	205	1,470	623
Maturities of available-for-sale debt securities	33	69	254	112
Net change in money market funds and other cash equivalents held to satisfy customer fund obligations	(46)	39	(20)	146
Net change in customer fund deposits	46	(38)	46	3
Purchases of property and equipment	(31)	(34)	(166)	(100)
Acquisitions of intangible assets	—	(3)	(3)	(3)
Acquisitions of businesses, net of cash acquired	—	—	—	(141)
Proceeds from divestiture of businesses	—	—	—	122
Other	(1)	(3)	2	(9)

Net cash provided by (used in) investing activities	(24)	(934)	780	(966)

Cash flows from financing activities:
Net proceeds from issuance of common stock under stock plans	70	176	288	326
Tax payments related to issuance of restricted stock units	(22)	—	(53)	(20)
Purchases of treasury stock	(250)	(200)	(1,110)	(750)
Excess tax benefit from share-based compensation plans	18	6	59	11
Other	—	(1)	—	(2)

Net cash used in financing activities	(184)	(19)	(816)	(435)

Effect of exchange rates on cash and cash equivalents	6	2	6	3

Net increase (decrease) in cash and cash equivalents	936	93	1,155	(249)
Cash and cash equivalents at beginning of period	433	337	214	679

Cash and cash equivalents at end of period	$1,369	$430	$1,369	$430

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
We have included all adjustments, consisting only of normal recurring items and the reclassifications for discontinued operations discussed above, which we considered necessary for a fair presentation of our financial results for the interim periods presented. These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2010. Results for the nine months ended April 30, 2011 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2011 or any other future period.
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
Significant Accounting Policies
We describe our significant accounting policies in Note 1 to the financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2010. As discussed below, on August 1, 2010 we adopted authoritative guidance on multiple-deliverable revenue arrangements. There have been no other changes to our significant accounting policies during the first nine months of fiscal 2011.
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

The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
(In millions, except per share amounts)	2011	2010	2011	2010

Numerator:
Net income from continuing operations	$688	$576	$691	$587
Net income from discontinued operations	—	—	—	35

Net income	$688	$576	$691	$622

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	303	314	309	316

Shares used in diluted per share amounts:
Weighted average common shares outstanding	303	314	309	316
Dilutive common equivalent shares from stock options and restricted stock awards	10	9	10	9

Dilutive weighted average common shares outstanding	313	323	319	325

Basic and diluted net income per share:
Basic net income per share from continuing operations	$2.27	$1.83	$2.23	$1.86
Basic net income per share from discontinued operations	—	—	—	0.11

Basic net income per share	$2.27	$1.83	$2.23	$1.97

Diluted net income per share from continuing operations	$2.20	$1.78	$2.16	$1.80
Diluted net income per share from discontinued operations	—	—	—	0.11

Diluted net income per share	$2.20	$1.78	$2.16	$1.91

Weighted average stock options and restricted stock units excluded from calculation due to anti-dilutive effect	1	7	—	13

Concentration of Credit Risk and Significant Customers
No customer accounted for 10% or more of total net revenue in the three or nine months ended April 30, 2011 or April 30, 2010. No customer accounted for 10% or more of total accounts receivable at April 30, 2011 or July 31, 2010.
Recent Accounting Pronouncements
ASU 2011-04, “Fair Value Measurement (Topic 820)”
On May 12, 2011 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). This update amends Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurement and Disclosure.” ASU 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 is effective for annual and interim reporting periods beginning on or after December 15, 2011, which means that it will be effective for our fiscal quarter beginning February 1, 2012. The new guidance is to be adopted prospectively and early adoption is not permitted. We do not believe that adoption of ASU 2011-04 will have a significant impact on our financial position, results of operations or cash flows.

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

	April 30, 2011				July 31, 2010
				Total				Total
(In millions)	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value

Assets:
Cash equivalents, primarily money market funds	$1,447	$—	$—	$1,447	$330	$—	$—	$330

Available-for-sale debt securities:
Municipal bonds	—	357	—	357	—	1,050	—	1,050
Municipal auction rate securities	—	—	77	77	—	—	87	87
Corporate notes	—	200	—	200	—	334	—	334
U.S. agency securities	—	77	—	77	—	174	—	174

Total available-for-sale debt securities	—	634	77	711	—	1,558	87	1,645

Total assets measured at fair value on a recurring basis	$1,447	$634	$77	$2,158	$330	$1,558	$87	$1,975

Liabilities:
Senior notes (1)	$—	$1,075	$—	$1,075	$—	$1,086	$—	$1,086

(1)	Carrying value on our balance sheets at April 30, 2011 and July 31, 2010 was $998 million. See Note 8.

The following table summarizes our cash equivalents and available-for-sale debt securities by balance sheet classification and level in the fair value hierarchy at the dates indicated.

	April 30, 2011				July 31, 2010
				Total				Total
(In millions)	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value

Cash equivalents:
In cash and cash equivalents	$1,239	$—	$—	$1,239	$143	$—	$—	$143
In funds held for customers	208	—	—	208	187	—	—	187

Total cash equivalents	$1,447	$—	$—	$1,447	$330	$—	$—	$330

Available-for-sale debt securities:
In investments	$—	$459	$—	$459	$—	$1,408	$—	$1,408
In funds held for customers	—	175	—	175	—	150	—	150
In long-term investments	—	—	77	77	—	—	87	87

Total available-for-sale debt securities	$—	$634	$77	$711	$—	$1,558	$87	$1,645

We value our Level 1 assets, consisting primarily of money market funds, using quoted prices in active markets for identical instruments. Financial assets whose fair values we measure on a recurring basis using Level 2 inputs consist of municipal bonds, corporate notes and U.S. agency securities. We measure the fair values of these assets using quoted prices in active markets for similar instruments. Financial liabilities whose fair values we measure using Level 2 inputs consist of debt. See Note 8. We measure the fair value of our senior notes based on their trading prices and the interest rates we could obtain for other borrowings with similar terms. Financial assets whose fair values we measure using significant unobservable (Level 3) inputs consist of municipal auction rate securities that are no longer liquid. These securities are included in long-term investments on our balance sheets at April 30, 2011 and July 31, 2010 based on the maturities of the underlying securities. There were no significant transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the nine months ended April 30, 2011.
The following table presents a reconciliation of activity for our Level 3 assets for the nine months ended April 30, 2011.

Nine Months Ended
April 30,
(In millions)	2011

Beginning balance	$87
Settlements at par	(10)

Ending balance	$77

We estimated the fair values of these municipal auction rate securities at April 30, 2011 and July 31, 2010 using a discounted cash flow model that we prepared. Using our discounted cash flow model we determined that the fair values of the municipal auction rate securities we held at April 30, 2011 were approximately equal to their par values. As a result, we recorded no decrease in the fair values of those securities for the nine months then ended. We do not intend to sell our municipal auction rate securities and it is not more likely than not that we will be required to sell them before recovery at par, which may be at maturity. Based on our expected operating cash flows and our other sources of cash, we do not believe that the reduction in liquidity of our municipal auction rate securities will have a material impact on our overall ability to meet our liquidity needs.
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

	April 30, 2011		July 31, 2010
	Amortized		Amortized
(In millions)	Cost	Fair Value	Cost	Fair Value

Classification on balance sheets:
Cash and cash equivalents	$1,369	$1,369	$214	$214
Investments	458	459	1,407	1,408
Funds held for customers	382	383	336	337
Long-term investments	81	81	91	91

Total cash and cash equivalents, investments and funds held for customers	$2,290	$2,292	$2,048	$2,050

The following table summarizes our cash and cash equivalents, investments and funds held for customers by investment category at the dates indicated.

	April 30, 2011		July 31, 2010
	Amortized		Amortized
(In millions)	Cost	Fair Value	Cost	Fair Value

Type of issue:
Total cash and cash equivalents	$1,577	$1,577	$401	$401
Available-for-sale debt securities:
Municipal bonds	357	357	1,049	1,050
Municipal auction rate securities	77	77	87	87
Corporate notes	199	200	333	334
U.S. agency securities	76	77	174	174

Total available-for-sale debt securities	709	711	1,643	1,645
Other long-term investments	4	4	4	4

Total cash and cash equivalents, investments and funds held for customers	$2,290	$2,292	$2,048	$2,050

We use the specific identification method to compute gains and losses on investments. We include realized gains and losses on our available-for-sale debt securities in interest and other income, net in our statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the three and nine months ended April 30, 2011 and April 30, 2010 were not significant. We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income in the stockholders’ equity section of our balance sheets. Gross unrealized gains and losses on our available-for-sale debt securities at April 30, 2011 and July 31, 2010 were not significant.
We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held at April 30, 2011 were not other-than-temporarily impaired. While 52 available-for-sale debt securities had fair values that were a total of $0.4 million below amortized cost at that date, we do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery at par, which may be at maturity. Two of these securities had been in an unrealized loss position for more than 12 months at April 30, 2011. The unrealized losses at April 30, 2011 are due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with the specific securities.

The following table summarizes our available-for-sale debt securities classified by the stated maturity date of the security at the dates indicated.

	April 30, 2011		July 31, 2010
	Amortized		Amortized
(In millions)	Cost	Fair Value	Cost	Fair Value

Due within one year	$283	$283	$432	$433
Due within two years	182	183	365	366
Due within three years	109	110	164	164
Due after three years	135	135	682	682

Total available-for-sale debt securities	$709	$711	$1,643	$1,645

Available-for-sale debt securities due after three years in the table above included $77 million in municipal auction rate securities at April 30, 2011 and $87 million in municipal auction rate securities at July 31, 2010. See Note 2. Of the remaining available-for-sale debt securities, 83% and 89% had an interest reset date, put date or mandatory call date within two years of those dates.
4. Accumulated Other Comprehensive Income
We add components of other comprehensive income, such as changes in the fair value of available-for-sale debt securities and foreign currency translation adjustments, to our net income or loss to arrive at comprehensive net income or loss. For the three and nine months ended April 30, 2011 and April 30, 2010, other comprehensive income was not significant.
The balances in accumulated other comprehensive income in the equity section of our balance sheets at April 30, 2011 and July 31, 2010 consisted primarily of cumulative foreign currency translation adjustments and were not significant.
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
We accounted for IRES as a discontinued operation and have therefore segregated the operating results of IRES from continuing operations in our statements of operations for all periods prior to the sale. For the nine months ended April 30, 2010, net revenue from IRES was $33 million and net income from IRES was less than $1 million, excluding the net gain on disposal. Because IRES operating cash flows were not material for any period presented, we have not segregated them from continuing operations on our statements of cash flows.
7. Current Liabilities
Current Portion of Long-Term Debt
The current portion of long-term debt consists of $500 million of 5.40% senior unsecured notes due on March 15, 2012, less the unamortized discount. Because their contractual maturities are now within one year, we transferred these notes from long-term liabilities to current liabilities during the third quarter of fiscal 2011. See Note 8, “Long-Term Obligations — Long-Term Debt,” for more information.
Unsecured Revolving Credit Facility
On March 22, 2007 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on March 22, 2012. Advances under the credit facility will accrue interest at rates that are equal to, at our election, either Citibank’s base rate or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.18% to 0.575% based on our senior debt credit ratings. The applicable interest rate will be increased by 0.05% for any period in which the total principal amount of advances and letters of credit under the credit facility exceeds $250 million. The agreement includes covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 and a ratio of annual EBITDA to interest payable of not less than 3.00 to 1.00. We were in compliance with these covenants at April 30, 2011. We may use amounts borrowed under this credit facility for general corporate purposes or for future acquisitions or expansion of our business. To date we have not borrowed under this credit facility.
Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

	April 30,	July 31,
(In millions)	2011	2010

Reserve for product returns	$57	$20
Reserve for rebates	48	11
Current portion of license fee payable	10	10
Current portion of deferred rent	7	7
Interest payable	7	21
Executive deferred compensation plan liabilities	54	43
Other	35	22

Total other current liabilities	$218	$134

The balances of several of our other current liabilities, particularly our reserves for product returns and rebates, are affected by the seasonality of our business. See Note 1, “Seasonality.”

8. Long-Term Obligations
Long-Term Debt
On March 12, 2007 we issued $500 million of 5.40% senior unsecured notes due on March 15, 2012 and $500 million of 5.75% senior unsecured notes due on March 15, 2017 (together, the Notes), for a total principal amount of $1 billion. We carried the Notes at face value less the unamortized discount of $2 million on our balance sheets at April 30, 2011 and July 31, 2010. Because their contractual maturities are now within one year, we transferred the March 2012 notes from long-term liabilities to current liabilities during the third quarter of fiscal 2011. The Notes are redeemable by Intuit at any time, subject to a make-whole premium. The Notes include covenants that limit our ability to grant liens on our facilities and to enter into sale and leaseback transactions, subject to significant allowances. We paid $56 million in cash for interest on the Notes during the nine months ended April 30, 2011 and April 30, 2010.
Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

	April 30,	July 31,
(In millions)	2011	2010

Total license fee payable	$69	$65
Total deferred rent	53	60
Long-term deferred revenue	39	29
Long-term income tax liabilities	40	20
Long-term payables	19	—
Other	2	3

Total long-term obligations	222	177
Less current portion (included in other current liabilities)	(18)	(19)

Long-term obligations due after one year	$204	$158

9. Income Taxes
Effective Tax Rate
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period. Our effective tax rate for the three months ended April 30, 2011 was approximately 35% and did not differ significantly from the statutory rate. State income taxes were substantially offset by the benefit we received from the domestic production activities deduction and the federal research and experimentation credit. Our effective tax rate for the three months ended April 30, 2010 was approximately 34%. In that quarter we recorded discrete tax benefits that were primarily related to foreign tax credit benefits associated with the distribution of profits from our non-U.S. subsidiaries and our plans to indefinitely reinvest substantially all remaining non-U.S. earnings in support of our international expansion plans. Excluding those discrete benefits, our effective tax rate for that period was approximately 37%. This differed from the federal statutory rate of 35% primarily due to state income taxes, which were partially offset by the benefit we received from the domestic production activities deduction and the federal research and experimentation credit.
Our effective tax rate for the nine months ended April 30, 2011 was approximately 34%. Excluding discrete tax benefits primarily related to the retroactive reinstatement of the federal research and experimentation credit as described below, our effective tax rate for that period was approximately 35% and did not differ significantly from the statutory rate. State income taxes were substantially offset by the benefit we received from the domestic production activities deduction and the federal research and experimentation credit. Our effective tax rate for the nine months ended April 30, 2010 was approximately 34%. In that period we recorded discrete tax benefits as described above. Excluding those discrete tax benefits, our effective tax rate for that period was approximately 37%. This differed from the federal statutory rate of 35% primarily due to state income taxes, which were partially offset by the benefit we received from the domestic production activities deduction and the federal research and experimentation credit.
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
Unrecognized Tax Benefits and Other Considerations
The total amount of our unrecognized tax benefits at July 31, 2010 was $35 million. Net of related deferred tax assets, unrecognized tax benefits were $30 million at that date. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $30 million. There were no material changes to these amounts during the nine months ended April 30, 2011. We do not believe that it is reasonably possible that there will be a significant increase or decrease in our unrecognized tax benefits over the next 12 months.
10. Stockholders’ Equity
Stock Repurchase Programs
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. We repurchased 23.3 million shares for $1.11 billion under these programs during the nine months ended April 30, 2011 and 24.6 million shares for $750 million under these programs during the nine months ended April 30, 2010. At April 30, 2011, we had authorization from our Board of Directors to expend up to an additional $890 million for stock repurchases through August 16, 2013.
To facilitate the stock repurchase program described above, from time to time we repurchase shares in the open market. On January 3, 2011 we entered into an accelerated share repurchase (ASR) agreement with a large financial institution to repurchase $250 million of Intuit’s common stock on an accelerated basis. We entered into this ASR agreement in order to repurchase shares at a guaranteed discount from the average price of our stock over a specified period of time. We had the contractual right to cancel the ASR agreement without any financial or other obligation at any time prior to February 2, 2011. On February 2, 2011 we paid $250 million to the financial institution and received an initial delivery of 4.2 million shares of Intuit common stock. On April 21, 2011 we received a final delivery of 0.7 million shares for a total of 4.9 million shares at $51.12 per share. The total number of shares delivered generally was determined by applying an agreed discount to the average of the daily volume weighted average price of Intuit common shares traded during the pricing period. We reflected the shares delivered to us by the financial institution as treasury shares as of the dates they were delivered in computing weighted average shares outstanding for both basic and diluted net income per share.
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
Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded for the periods shown.

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
(In millions, except per share amounts)	2011	2010	2011	2010

Cost of revenue	$2	$2	$5	$7
Selling and marketing	12	11	33	30
Research and development	13	10	38	30
General and administrative	12	11	36	31
Discontinued operations	—	—	—	1

Total share-based compensation expense	39	34	112	99
Income tax benefit	(14)	(12)	(39)	(35)

Decrease in net income	$25	$22	$73	$64

Decrease in net income per share:
Basic	$0.08	$0.07	$0.24	$0.20

Diluted	$0.08	$0.07	$0.23	$0.20

Stock Option Activity and Related Share-Based Compensation Expense
A summary of activity under all share-based compensation plans for the nine months ended April 30, 2011 was as follows:

		Options Outstanding
			Weighted
			Average
	Shares		Exercise
	Available	Number	Price
(Shares in thousands)	for Grant	of Shares	Per Share

Balance at July 31, 2010	8,761	32,593	$28.45
Additional shares authorized	31,000	—	—
Options granted	(772)	772	47.22
Restricted stock units granted (2)	(982)	—	—
Options exercised	—	(10,361)	25.68
Options canceled or expired (1)	749	(787)	31.08
Restricted stock units forfeited (1)(2)	1,217	—	—

Balance at April 30, 2011	39,973	22,217	$30.30

Exercisable at April 30, 2011		13,342	$27.36

(1)	Stock options and restricted stock units canceled, expired or forfeited under our 2005 Equity Incentive Plan are returned to the pool of shares available for grant. Stock options and restricted stock units canceled, expired or forfeited under older expired plans are not returned to the pool of shares available for grant.

(2)	Under the terms of our 2005 Equity Incentive Plan as amended on January 19, 2011, RSUs granted from the pool of shares available for grant on or after November 1, 2010 reduce the pool by 2.3 shares for each share granted. RSUs forfeited and returned to the pool of shares available for grant increase the pool by 2.3 shares for each share forfeited.
At April 30, 2011, there was approximately $62 million of unrecognized compensation cost related to non-vested stock options that we expect to recognize as expense in the future. We will adjust unrecognized compensation cost for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 1.9 years.
Restricted Stock Unit Activity and Related Share-Based Compensation Expense
A summary of restricted stock unit activity for the nine months ended April 30, 2011 was as follows:

	Restricted Stock Units
		Weighted
		Average
	Number	Grant Date
(Shares in thousands)	of Shares	Fair Value

Nonvested at July 31, 2010	11,531	$30.93
Granted	585	42.34
Vested	(3,379)	26.21
Forfeited	(692)	31.23

Nonvested at April 30, 2011	8,045	$33.71

At April 30, 2011, there was approximately $142 million of unrecognized compensation cost related to non-vested RSUs and restricted stock that we expect to recognize as expense in the future. We will adjust unrecognized compensation cost for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.0 years.
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
The following table shows our financial results by reportable segment for the periods indicated. Results for our Other Businesses segment for the nine months ended April 30, 2010 have been adjusted to exclude results for our Intuit Real Estate Solutions business, which we sold in January 2010. See Note 6.

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
(In millions)	2011	2010	2011	2010

Net revenue:
Financial Management Solutions	$183	$164	$524	$452
Employee Management Solutions	115	103	338	305
Payment Solutions	93	79	258	233
Consumer Tax	1,036	880	1,270	1,120
Accounting Professionals	225	205	372	351
Financial Services	89	85	254	247
Other Businesses	107	91	242	210

Total net revenue	$1,848	$1,607	$3,258	$2,918

Operating income:
Financial Management Solutions	$61	$44	$154	$106
Employee Management Solutions	70	63	197	180
Payment Solutions	20	15	44	50
Consumer Tax	853	714	877	771
Accounting Professionals	187	167	241	229
Financial Services	20	18	57	57
Other Businesses	42	38	59	63

Total segment operating income	1,253	1,059	1,629	1,456
Unallocated corporate items:
Share-based compensation expense	(39)	(34)	(112)	(98)
Other common expenses	(138)	(122)	(403)	(357)
Amortization of acquired technology	(4)	(5)	(13)	(43)
Amortization of other acquired intangible assets	(11)	(10)	(33)	(31)

Total unallocated corporate items	(192)	(171)	(561)	(529)

Total operating income from continuing operations	$1,061	$888	$1,068	$927

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
Executive Overview
This overview provides a high level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important in order to understand our financial results for the first nine months of fiscal 2011 as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Quarterly Report on Form 10-Q.
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
Overview of Financial Results
Total net revenue for the first nine months of fiscal 2011 was $3.3 billion, an increase of 12% compared with the same period of fiscal 2010. Our Consumer Tax segment and our Small Business Group were the key drivers of revenue growth. About 45% of the revenue growth for the first nine months of fiscal 2011 came from our Consumer Tax segment, which increased revenue by 13% compared with the same period a year ago due to growth in TurboTax Online federal units. Almost 40% of the revenue growth for the first nine months of fiscal 2011 came from our Small Business Group, which increased revenue by 13% compared with the same period a year ago due to growth in connected services offerings and improved offering mix. Operating income increased 15% in the first nine months of fiscal 2011 compared with the same period of fiscal 2010 due to higher revenue partially offset by higher costs and expenses. Higher costs and expenses included higher spending for staffing expenses and marketing programs, the addition of costs and expenses for acquired businesses, and higher share-based compensation expense. Net income from continuing operations increased 18% in the first nine months of fiscal 2011 compared with the same period of fiscal 2010, in line with the increase in operating income. Diluted net income per share from continuing operations for the first nine months of fiscal 2011 increased 20% to $2.16 as a result of the increase in net income and the decline in weighted average diluted shares compared with the same period of fiscal 2010.
We ended the first nine months of fiscal 2011 with cash, cash equivalents and investments totaling $1.8 billion. At that date we also held $77 million in municipal auction rate securities that we classified as long-term investments. In the first nine months of fiscal 2011 we generated cash from operations, from net sales of investments, and from the issuance of common stock under employee stock plans. During the same period we used cash for the repurchase of shares of our common stock under our stock repurchase programs and for capital expenditures. At April 30, 2011, we had authorization from our Board of Directors to expend up to an additional $890 million for stock repurchases through August 16, 2013.
Critical Accounting Policies and Estimates
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2010 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. Except for the changes to our critical accounting policies and estimates discussed below, we believe that there were no significant changes in those critical accounting policies and estimates during the first nine months of fiscal 2011. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit and Risk Committee of our Board of Directors.

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
Goodwill — Impairment Assessments
In the third quarter of fiscal 2011 we performed our quarterly assessment of indicators of impairment for goodwill by reviewing events or circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying value. We concluded that the estimated fair values of all of our reporting units continued to exceed their carrying values and that they were not impaired. While we concluded that the estimated fair values of all of our reporting units substantially exceeded their carrying values, the estimated fair value of our Intuit Health reporting unit exceeded its carrying value of $82 million by approximately 5% to 10%. In estimating the fair value of our Intuit Health reporting unit we considered the extent to which it was consistently meeting or exceeding internal financial expectations and key business milestones. We will perform our annual goodwill impairment test in the fourth quarter of fiscal 2011 in conjunction with our annual planning and budgeting process. For this annual test we will use a weighted combination of a discounted cash flow model and comparisons to publicly traded companies engaged in similar businesses to estimate the fair value of each of our reporting units.
Assumptions and estimates about future values are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. For example, recent U.S. legislation is expected to result in profound changes in the U.S. healthcare industry. Potential events or circumstances that could reasonably be expected to negatively affect the key assumptions we used in estimating the fair value of our Intuit Health reporting unit include our ability to obtain new customers through our third party reseller channels; our ability to develop high quality, timely offerings and market them effectively; and new offerings or pricing actions by competitors. If the estimated fair value of our Intuit Health reporting unit declines due to any of these factors, we may be required to record future goodwill impairment charges.
Results of Operations
Financial Overview

					YTD	YTD
	Q3	Q3	$	%	Q3	Q3	$	%
(Dollars in millions, except per share amounts)	FY11	FY10	Change	Change	FY11	FY10	Change	Change

Total net revenue	$1,848	$1,607	$241	15%	$3,258	$2,918	$340	12%
Operating income from continuing operations	1,061	888	173	19%	1,068	927	141	15%
Net income from continuing operations	688	576	112	19%	691	587	104	18%
Diluted net income per share from continuing operations	$2.20	$1.78	$0.42	24%	$2.16	$1.80	$0.36	20%
Current Fiscal Quarter
Total net revenue increased $241 million or 15% in the third quarter of fiscal 2011 compared with the same quarter of fiscal 2010. In our Small Business Group, revenue was up 13%. Financial Management Solutions segment revenue increased 11% due to growth in QuickBooks Online, QuickBooks Enterprise, and Intuit Websites revenue. Employee Management Solutions segment revenue increased 12% due to favorable offering mix, improved customer adoption of payroll direct deposit services, and price increases for desktop payroll customers. Payment Solutions segment revenue increased 17% due to growth in the merchant customer base and certain security and compliance fees that we passed through to our customers during the quarter. Consumer Tax segment revenue increased 18% due to growth in TurboTax Online federal units and to a delay in the Internal Revenue Service’s acceptance of certain electronically filed tax returns that we believe shifted revenue from the second quarter of fiscal 2011 to the third quarter of fiscal 2011. Accounting Professionals segment revenue increased 10% due to price increases, increased pay-per-return usage, and new offerings. Financial Services segment revenue increased 5% due to growth in bill-pay revenue partially offset by the effect of the sale of that segment’s lending business in the fourth quarter of fiscal 2010. Other Businesses segment revenue increased 17% due to strong performance in our Canadian and United Kingdom small business offerings, our fiscal 2010 acquisition of Medfusion, and a favorable currency impact.
Operating income from continuing operations increased 19% in the third quarter of fiscal 2011 compared with the same quarter of fiscal 2010. Total cost of revenue as a percent of revenue decreased slightly due to product cost efficiencies and growth in high-margin TurboTax Online units. Total operating expenses were $57 million higher in the fiscal 2011 quarter, including about $23 million for higher staffing expenses and about $14 million for higher marketing program expenses in our Consumer Tax segment. See “Cost of Revenue” and “Operating Expenses” later in this Item 2 for more information.
Net income from continuing operations increased 19% in the third quarter of fiscal 2011 compared with the same quarter of fiscal 2010, in line with the increase in operating income for that quarter. Diluted net income per share from continuing operations for the third quarter of fiscal 2011 increased 24% to $2.20 as a result of the increase in net income and the decline in weighted average diluted shares compared with the same quarter of fiscal 2010.
Fiscal Year to Date
Total net revenue increased $340 million or 12% in the first nine months of fiscal 2011 compared with the same period of fiscal 2010. In our Small Business Group, revenue was up 13%. Financial Management Solutions segment revenue increased 16% due to growth in QuickBooks Online, QuickBooks Enterprise, and Intuit Websites revenue and to a lesser extent to higher QuickBooks desktop revenue. Employee Management Solutions segment revenue increased 11% due to favorable offering mix, improved customer adoption of payroll direct deposit services, and price increases for desktop payroll customers. Payment Solutions segment revenue increased 11% due to growth in the merchant customer base that was partially offset by a slight decline in transaction volume per merchant. Consumer Tax segment revenue increased 13% due to 11% growth in total TurboTax federal units that was driven by 18% higher TurboTax Online federal units, improved offering mix, and a price increase for TurboTax Basic. Accounting Professionals segment revenue increased 6% due to price increases, increased pay-per-return usage, and new offerings. Financial Services segment revenue increased 3% due to growth in bill-pay revenue partially offset by the effect of the sale of that segment’s lending business in the fourth quarter of fiscal 2010. Other Businesses segment revenue increased 15% due to strong performance in our Canadian and United Kingdom small business offerings and our fiscal 2010 acquisitions of Mint and Medfusion.
Operating income from continuing operations increased 15% in the first nine months of fiscal 2011 compared with the same period of fiscal 2010. Total cost of revenue as a percent of revenue decreased slightly due to product cost efficiencies, growth in high-margin TurboTax Online units and $30 million lower amortization expense for acquired intangible assets. Total operating expenses were $193 million higher in the fiscal 2011 period, including about $65 million for higher staffing expenses, about $50 million for higher marketing program expenses in our Small Business Group and our Consumer Tax segment, about $36 million due to operating expenses for Mint and Medfusion, and about $16 million for higher share-based compensation expense. See “Cost of Revenue” and “Operating Expenses” later in this Item 2 for more information.
Net income from continuing operations increased 18% in the first nine months of fiscal 2011 compared with the same period of fiscal 2010, in line with the increase in operating income for that period. Diluted net income per share from continuing operations for the first nine months of fiscal 2011 increased 20% to $2.16 as a result of the increase in net income and the decline in weighted average diluted shares compared with the same period of fiscal 2010.
Business Segment Results
The information below is organized in accordance with our seven reportable business segments. Results for our Other Businesses segment for the nine months ended April 30, 2010 have been adjusted to exclude results for our Intuit Real Estate Solutions business, which we sold in January 2010. See Note 6 to the financial statements in Part 1, Item 1 of this report for more information.
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. See “Executive Overview — Seasonality and Trends” earlier in this Item 2 for a description of the seasonality of our business. Segment expenses do not include certain costs, such as corporate selling and marketing, product development, and general and administrative expenses and share-based compensation expenses, which are not allocated to specific segments. These unallocated costs totaled $515 million in the first nine months of fiscal 2011 and $455 million in the first nine months of fiscal 2010. Unallocated costs increased in the first nine months of fiscal 2011 compared with the same period of fiscal 2010 due to increases in corporate selling and marketing expenses in support of the growth of our businesses and increases in share-based compensation expense.

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
Financial Management Solutions

				YTD	YTD
	Q3	Q3%		Q3	Q3%
(Dollars in millions)	FY11	FY10	Change	FY11	FY10	Change

Product revenue	$107	$103		$306	$288
Service and other revenue	76	61		218	164

Total segment revenue	$183	$164	11%	$524	$452	16%

% of total revenue	10%	10%		16%	16%

Segment operating income	$61	$44	36%	$154	$106	46%

% of related revenue	33%	27%		29%	23%
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
FMS total net revenue increased $19 million or 11% in the third quarter of fiscal 2011 compared with the same quarter of fiscal 2010, driven about equally by strong growth in QuickBooks Online, QuickBooks Enterprise, and Intuit Websites revenue. Higher average selling prices for the QuickBooks business more than offset an 8% decline in total QuickBooks software units in the third quarter of fiscal 2011. FMS total net revenue increased $72 million or 16% in the first nine months of fiscal 2011 compared with the same period of fiscal 2010. Higher FMS revenue in that period was driven by strong growth in QuickBooks Online, QuickBooks Enterprise, and Intuit Websites revenue, and to a lesser extent by growth in QuickBooks desktop revenue. Higher average selling prices for the QuickBooks business more than offset an 11% decline in total QuickBooks software units for the first nine months of fiscal 2011.
FMS segment operating income as a percentage of related revenue increased to 33% in the third quarter of fiscal 2011 from 27% in the same quarter of fiscal 2010 and increased to 29% in the first nine months of fiscal 2011 from 23% in the same period of fiscal 2010. Operating income increased in the first nine months of fiscal 2011 due to the increase in revenue described above partially offset by about $16 million in higher expenses for advertising and other marketing programs and, to a lesser extent, higher cost of revenue associated with revenue growth.
Employee Management Solutions

				YTD	YTD
	Q3	Q3%		Q3	Q3%
(Dollars in millions)	FY11	FY10	Change	FY11	FY10	Change

Product revenue	$66	$61		$193	$181
Service and other revenue	49	42		145	124

Total segment revenue	$115	$103	12%	$338	$305	11%

% of total revenue	6%	6%		10%	10%

Segment operating income	$70	$63	11%	$197	$180	9%

% of related revenue	61%	61%		58%	59%
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
EMS total net revenue increased $12 million or 12% in the third quarter of fiscal 2011 compared with the same quarter of fiscal 2010 and $33 million or 11% in the first nine months of fiscal 2011 compared with the same period of fiscal 2010. Revenue was higher in the fiscal 2011 periods due to more customers choosing our Enhanced desktop payroll and online payroll solutions, improved customer adoption of payroll direct deposit services, and price increases for desktop payroll customers. At April 30, 2011 total payroll customers were up 1% while online payroll customers were up 11% compared with April 30, 2010.
EMS segment operating income as a percentage of related revenue was flat at 61% in the third quarter of fiscal 2011 and the same quarter of fiscal 2010 and decreased slightly to 58% in the first nine months of fiscal 2011 from 59% in the same period of fiscal 2010. Revenue growth as described above was partially offset by higher cost of revenue associated with offering mix.
Payment Solutions

				YTD	YTD
	Q3	Q3%		Q3	Q3%
(Dollars in millions)	FY11	FY10	Change	FY11	FY10	Change

Product revenue	$8	$8		$24	$24
Service and other revenue	85	71		234	209

Total segment revenue	$93	$79	17%	$258	$233	11%

% of total revenue	5%	5%		8%	8%

Segment operating income	$20	$15	33%	$44	$50	(9)%

% of related revenue	22%	19%		17%	21%
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
Payment Solutions total net revenue increased $14 million or 17% in the third quarter of fiscal 2011 compared with the same quarter of fiscal 2010 and increased $25 million or 11% in the first nine months of fiscal 2011 compared with the same period of fiscal 2010. The increases in both periods were driven by 12% growth in the merchant customer base. In the third quarter of fiscal 2011 we also passed certain security and compliance fees through to our Payment Solutions customers, which accounted for about six points of the revenue growth in that quarter. Transaction volume per merchant was flat in the third quarter of fiscal 2011 and declined 1% in the first nine months of fiscal 2011 compared with the same periods of fiscal 2010.
Payment Solutions segment operating income as a percentage of related revenue increased to 22% in the third quarter of fiscal 2011 from 19% in the same quarter of fiscal 2010 due to higher revenue partially offset by higher interchange fees in cost of revenue. Payment Solutions segment operating income as a percentage of related revenue decreased to 17% in the first nine months of fiscal 2011 from 21% in the same period of fiscal 2010 due to higher interchange fees in cost of revenue and higher expenses for staffing and advertising and other marketing programs, which more than offset the increase in revenue described above.

Consumer Tax

				YTD	YTD
	Q3	Q3%		Q3	Q3%
(Dollars in millions)	FY11	FY10	Change	FY11	FY10	Change

Product revenue	$168	$178		$254	$268
Service and other revenue	868	702		1,016	852

Total segment revenue	$1,036	$880	18%	$1,270	$1,120	13%

% of total revenue	56%	55%		39%	38%

Segment operating income	$853	$714	19%	$877	$771	14%

% of related revenue	82%	81%		69%	69%
Consumer Tax product revenue is derived primarily from TurboTax federal and state consumer and small business desktop tax return preparation software. Consumer Tax service and other revenue is derived primarily from TurboTax Online tax return preparation services and electronic tax filing services.
Consumer Tax segment revenue increased $156 million or 18% in the third quarter of fiscal 2011 compared with the same quarter of fiscal 2010 due to growth in TurboTax Online federal units and to a delay in the Internal Revenue Service’s acceptance of certain electronically filed tax returns that we believe shifted revenue from the second quarter of fiscal 2011 to the third quarter of fiscal 2011. Consumer Tax total net revenue increased $150 million or 13% in the first nine months of fiscal 2011 compared with the same period of fiscal 2010. Total TurboTax federal units were up 11% in that period, driven by TurboTax Online federal unit growth of 18%, improved offering mix and a price increase for TurboTax Basic. Online federal units represented approximately 74% of total federal TurboTax units for the 2010 tax season to date, up from approximately 70% for the comparable portion of the 2009 tax season.
Consumer Tax segment operating income as a percentage of related revenue was flat at 69% in the first nine months of fiscal 2011 and in the same period of fiscal 2010. The revenue increase described above was partially offset by about $30 million in higher expenses for advertising and other marketing programs.
Accounting Professionals

				YTD	YTD
	Q3	Q3%		Q3	Q3	Q3%
(Dollars in millions)	FY11	FY10	Change	FY11	FY10	Change

Product revenue	$178	$145		$315	$283
Service and other revenue	47	60		57	68

Total segment revenue	$225	$205	10%	$372	$351	6%

% of total revenue	12%	13%		12%	12%

Segment operating income	$187	$167	12%	$241	$229	5%

% of related revenue	83%	81%		65%	65%
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
Accounting Professionals total net revenue increased $20 million or 10% in the third quarter of fiscal 2011 compared with the same quarter of fiscal 2010 and $21 million or 6% in the first nine months of fiscal 2011 compared with the same period of fiscal 2010 due to price increases, increased pay-per-return usage, and new offerings.
Accounting Professionals segment operating income as a percentage of related revenue was flat at 65% in the first nine months of fiscal 2011 and the same period of fiscal 2010. Higher revenue for the fiscal 2011 period was partially offset by modestly higher staffing and other operating expenses.

Financial Services

				YTD	YTD
	Q3	Q3%		Q3	Q3%
(Dollars in millions)	FY11	FY10	Change	FY11	FY10	Change

Product revenue	$—	$—		$—	$—
Service and other revenue	89	85		254	247

Total segment revenue	$89	$85	5%	$254	$247	3%

% of total revenue	5%	5%		8%	9%

Segment operating income	$20	$18	8%	$57	$57	(1)%

% of related revenue	22%	22%		22%	23%
Financial Services service and other revenue is derived primarily from outsourced online banking software products that are hosted in our data centers and delivered as on-demand service offerings to medium-sized banks and credit unions.
Financial Services total net revenue increased $4 million or 5% in the third quarter of fiscal 2011 compared with the same quarter of fiscal 2010 and increased $7 million or 3% in the first nine months of fiscal 2011 compared with the same period of fiscal 2010. Revenue growth in the fiscal 2011 periods was driven by higher bill-pay revenue, partially offset by the effect of the sale of this segment’s lending business in the fourth quarter of fiscal 2010. Revenue from the lending business was less than $10 million for all of fiscal 2010. Bill-pay revenue grew due to a 23% increase in bill-pay end users and higher transaction volumes for the first nine months of fiscal 2011. Continuing downward price pressure that resulted in lower revenue per user partially offset growth in the bill-pay end user customer base.
Financial Services segment operating income as a percentage of related revenue was flat at 22% in the third quarter of fiscal 2011 and the third quarter of fiscal 2010 and decreased slightly to 22% in the first nine months of fiscal 2011 from 23% the same period of fiscal 2010 due to higher staffing expenses that partially offset higher revenue.
Other Businesses

				YTD	YTD
	Q3	Q3%		Q3	Q3%
(Dollars in millions)	FY11	FY10	Change	FY11	FY10	Change

Product revenue	$75	$69		$156	$147
Service and other revenue	32	22		86	63

Total segment revenue	$107	$91	17%	$242	$210	15%

% of total revenue	6%	6%		7%	7%

Segment operating income	$42	$38	11%	$59	$63	(6)%

% of related revenue	40%	42%		25%	30%
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
Other Businesses total net revenue increased $16 million or 17% in the third quarter of fiscal 2011 compared with the same quarter of fiscal 2010 and $32 million or 15% in the first nine months of fiscal 2011 compared with the same period of fiscal 2010 due to strong performance in our Canadian and United Kingdom small business offerings and our fiscal 2010 acquisitions of Mint and Medfusion. In addition, favorable currency impacts in our Canadian and United Kingdom businesses accounted for about five points of Other Businesses revenue growth in the third quarter of fiscal 2011 and about two points of revenue growth in the first nine months of fiscal 2011.

Other Businesses segment operating income as a percentage of related revenue decreased to 40% in the third quarter of fiscal 2011 from 42% in the same quarter of fiscal 2010 and decreased to 25% in the first nine months of fiscal 2011 from 30% in the same period of fiscal 2010. Higher fiscal 2011 revenue as described above was offset by higher costs and expenses associated with our fiscal 2010 acquisitions of Mint and Medfusion and by our continued investment in emerging market opportunities.
Cost of Revenue

		% of		% of	YTD	% of	YTD	% of
	Q3	Related	Q3	Related	Q3	Related	Q3	Related
(Dollars in millions)	FY11	Revenue	FY10	Revenue	FY11	Revenue	FY10	Revenue

Cost of product revenue	$32	5%	$34	6%	$110	9%	$117	10%
Cost of service and other revenue	132	11%	118	11%	384	19%	341	20%
Amortization of acquired technology	4	n/a	5	n/a	13	n/a	43	n/a

Total cost of revenue	$168	9%	$157	10%	$507	16%	$501	17%

Cost of product revenue as a percentage of product revenue decreased slightly in the third quarter and first nine months of fiscal 2011 compared with the same periods of fiscal 2010 due to cost efficiencies in our Small Business Group and in our Consumer Tax and Accounting Professionals segments.
Cost of service and other revenue as a percentage of service and other revenue decreased slightly in the first nine months of fiscal 2011 compared with the same period of fiscal 2010 due to unit growth in TurboTax Online, which has relatively lower costs than our other service offerings.
Amortization of acquired technology decreased in the first nine months of fiscal 2011 compared with the same period of fiscal 2010 due to the completion of the amortization for certain Intuit Financial Services intangible assets that we acquired in the third quarter of fiscal 2007.
Operating Expenses

		% of		% of		% of		% of
		Total		Total	YTD	Total	YTD	Total
	Q3	Net	Q3	Net	Q3	Net	Q3	Net
(Dollars in millions)	FY11	Revenue	FY10	Revenue	FY11	Revenue	FY10	Revenue

Selling and marketing	$351	19%	$309	19%	$901	28%	$766	26%
Research and development	164	9%	141	9%	478	15%	426	15%
General and administrative	93	5%	102	6%	271	8%	267	9%
Amortization of other acquired intangible assets	11	1%	10	1%	33	1%	31	1%

Total operating expenses	$619	34%	$562	35%	$1,683	52%	$1,490	51%

Current Fiscal Quarter
Total operating expenses as a percentage of total net revenue decreased slightly to 34% in the third quarter of fiscal 2011 from 35% in the same quarter of fiscal 2010. Revenue grew $241 million while total operating expenses increased $57 million in the fiscal 2011 quarter. Total operating expenses increased about $23 million for higher staffing expenses and about $14 million for higher marketing program expenses in our Consumer Tax segment.
Fiscal Year to Date
Total operating expenses as a percentage of total net revenue increased slightly to 52% in the first nine months of fiscal 2011 from 51% in the same period of fiscal 2010. Revenue grew $340 million while total operating expenses increased $193 million in the fiscal 2011 period. Total operating expenses increased about $65 million for staffing expenses, about $50 million for higher marketing program expenses in our Small Business Group and in our Consumer Tax segment, about $36 million for the operating expenses of acquired businesses, and about $16 million for higher share-based compensation expense. Share-based compensation expense increased because the market price of our common stock was higher at the time of our broad-based July 2010 grants of options and restricted stock units compared with the prior fiscal year. This increased the total fair value of these awards at the time of grant, which is being recognized as expense over the related service periods.

Non-Operating Income and Expenses
Interest Expense
Interest expense of $45 million and $46 million for the first nine months of fiscal 2011 and 2010 consisted primarily of interest on $1 billion in senior notes that we issued in March 2007. The senior notes are due in March 2012 and March 2017 and are redeemable by Intuit at any time, subject to a make-whole premium.
Interest and Other Income, Net

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
(In millions)	2011	2010	2011	2010

Interest income	$2	$2	$8	$7
Net gains on executive deferred compensation plan assets	3	3	8	5
Other	1	—	4	—

Total interest and other income, net	$6	$5	$20	$12

Interest and other income, net consists primarily of interest income and net gains on executive deferred compensation plan assets. Higher average invested balances and higher interest rates resulted in slightly higher interest income in the first nine months of fiscal 2011 compared with the same period of fiscal 2010. In accordance with authoritative guidance, we record gains and losses associated with executive deferred compensation plan assets in interest and other income and gains and losses associated with the related liabilities in operating expenses. The amounts recorded in operating expenses generally offset the amounts recorded in interest and other income.
Income Taxes
Our effective tax rate for the third quarter of fiscal 2011 was approximately 35% and did not differ significantly from the statutory rate. State income taxes were substantially offset by the benefit we received from the domestic production activities deduction and the federal research and experimentation credit. Our effective tax rate for the third quarter of fiscal 2010 was approximately 34%. In that quarter we recorded discrete tax benefits that were primarily related to foreign tax credit benefits associated with the distribution of profits from our non-U.S. subsidiaries and our plans to indefinitely reinvest substantially all remaining non-U.S. earnings in support of our international expansion plans. Excluding those discrete benefits, our effective tax rate was approximately 37%. This differed from the federal statutory rate of 35% primarily due to state income taxes, which were partially offset by the benefit we received from the domestic production activities deduction and the federal research and experimentation credit.
Our effective tax rate for the first nine months of fiscal 2011 was approximately 34%. Excluding discrete tax benefits primarily related to the retroactive reinstatement of the federal research and experimentation credit as described below, our effective tax rate for that period was approximately 35% and did not differ significantly from the statutory rate. State income taxes were substantially offset by the benefit we received from the domestic production activities deduction and the federal research and experimentation credit. Our effective tax rate for the first nine months of fiscal 2010 was approximately 34%. In that period we recorded discrete tax benefits as described above. Excluding those discrete tax benefits, our effective tax rate for that period was approximately 37%. This differed from the federal statutory rate of 35% primarily due to state income taxes, which were partially offset by the benefit we received from the domestic production activities deduction and the federal research and experimentation credit.
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
Discontinued Operations
In January 2010 we sold our Intuit Real Estate Solutions (IRES) business for approximately $128 million in cash and recorded a net gain on disposal of $35 million. IRES was part of our Other Businesses segment. We accounted for IRES as a discontinued operation and have therefore segregated its operating results from continuing operations in our statements of operations for all periods prior to the sale. For the first nine months of fiscal 2010, net revenue from IRES was $33 million and net income from IRES was less than $1 million, excluding the net gain on disposal.

Liquidity and Capital Resources
Overview
At April 30, 2011, our cash, cash equivalents and investments totaled $1.8 billion, an increase of $206 million from July 31, 2010 due to the factors noted under “Statements of Cash Flows” below. At that date we also held $77 million in municipal auction rate securities that we classified as long-term investments on our balance sheet. See “Auction Rate Securities” below for more information. Our primary source of liquidity has been cash from operations, which entails the collection of accounts receivable for products and services. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, acquisitions of businesses, debt service costs and repurchases of our common stock.
In March 2007 we issued five-year and ten-year senior unsecured notes totaling $1 billion. See “Contractual Obligations — Commitments for Senior Unsecured Notes” later in this Item 2 for more information. Because their contractual maturities are now within one year, we transferred the $500 million in notes due in March 2012 from long-term liabilities to current liabilities during the third quarter of fiscal 2011. We also have a $500 million unsecured revolving line of credit facility that is described later in this Item 2. To date we have not borrowed under the facility.
The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

	April 30,	July 31,	$	%
(Dollars in millions)	2011	2010	Change	Change

Cash, cash equivalents and investments	$1,828	$1,622	$206	13%
Long-term investments	81	91	(10)	(11)%
Current portion of long-term debt	500	—	500	100%
Long-term debt	498	998	(500)	(50)%
Working capital	600	1,074	(474)	(44)%
Ratio of current assets to current liabilities	1.3 : 1	1.9 : 1
Auction Rate Securities
At April 30, 2011, we held a total of $77 million in municipal auction rate securities that we classified as long-term investments on our balance sheet based on the maturities of the underlying securities. All of these securities are rated A or better by the major credit rating agencies and the majority of the securities are collateralized by student loans guaranteed by the U.S. Department of Education. Due to a decrease in liquidity in the global credit markets, in February 2008 auctions began failing for the municipal auction rate securities we held and in accordance with authoritative guidance we began estimating their fair value based on a discounted cash flow model that we prepared. Based on our expected operating cash flows and our other sources of cash, we do not believe that the reduction in liquidity of the municipal auction rate securities we held at April 30, 2011 will have a material impact on our overall ability to meet our liquidity needs.
Statements of Cash Flows
The following table summarizes selected items from our statements of cash flows for the first nine months of fiscal 2011 and 2010. See the financial statements in Part I, Item 1 of this report for complete statements of cash flows for those periods.

	Nine Months Ended
	April 30,	April 30,	$	%
(Dollars in millions)	2011	2010	Change	Change

Net cash provided by (used in):
Operating activities	$1,185	$1,149	$36	3%
Investing activities	780	(966)	1,746	181%
Financing activities	(816)	(435)	(381)	(88)%
Effect of exchange rate changes on cash	6	3	3	100%

Increase (decrease) in cash and cash equivalents	$1,155	$(249)

Operating Activities
During the first nine months of fiscal 2011 we generated $1.19 billion in cash from our operations. This included net income of $691 million and adjustments for depreciation and amortization of $178 million and share-based compensation expense of $112 million. Amortization expense was lower in the fiscal 2011 period compared with the same period of fiscal 2010 due to the completion of the amortization for certain Intuit Financial Services intangible assets that we acquired in fiscal 2007. Included in income taxes payable at April 30, 2011 is approximately $230 million in income taxes that we expect to pay during the fourth quarter of fiscal 2011.
During the first nine months of fiscal 2010 we generated $1.15 billion in cash from our operations. This included net income of $622 million and adjustments for depreciation and amortization of $198 million and share-based compensation expense of $99 million.
Investing Activities
Investing activities generated $780 million in cash during the first nine months of fiscal 2011. We received $921 million in cash from net sales of investments and used $166 million in cash for capital expenditures.
We used $966 million in cash for investing activities during the first nine months of fiscal 2010. We received a net $122 million in cash from the sale of our Intuit Real Estate Solutions business. We used $984 million in cash for net purchases of investments, $141 million in cash for acquisitions (primarily Mint Software Inc.) and $100 million in cash for capital expenditures.
Financing Activities
We used $816 million in cash for financing activities during the first nine months of fiscal 2011, including $1.11 billion for the repurchase of common stock under our stock repurchase programs partially offset by the receipt of $288 million in cash from the issuance of common stock under employee stock plans.
We used $435 million in cash for financing activities during the first nine months of fiscal 2010, including $750 million for the repurchase of common stock under our stock repurchase programs partially offset by the receipt of $326 million in cash from the issuance of common stock under employee stock plans.
Stock Repurchase Programs
Our Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. During the first nine months of fiscal 2011 and 2010 we repurchased 23.3 million and 24.6 million shares of our common stock for $1.11 billion and $750 million under these programs. At April 30, 2011, we had authorization from our Board of Directors to expend up to an additional $890 million for stock repurchases through August 16, 2013.
To facilitate the stock repurchase program described above, from time to time we repurchase shares in the open market. On January 3, 2011 we entered into an accelerated share repurchase (ASR) agreement with a large financial institution to repurchase $250 million of Intuit’s common stock on an accelerated basis. We entered into this ASR agreement in order to repurchase shares at a guaranteed discount from the average price of our stock over a specified period of time. We had the contractual right to cancel the ASR agreement without any financial or other obligation at any time prior to February 2, 2011. On February 2, 2011 we paid $250 million to the financial institution and received an initial delivery of 4.2 million shares of Intuit common stock. On April 21, 2011 we received a final delivery of 0.7 million shares for a total of 4.9 million shares at $51.12 per share. The total number of shares delivered generally was determined by applying an agreed discount to the average of the daily volume weighted average price of Intuit common shares traded during the pricing period.
Unsecured Revolving Credit Facility
On March 22, 2007 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on March 22, 2012. Advances under the credit facility will accrue interest at rates that are equal to, at our election, either Citibank’s base rate or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.18% to 0.575% based on our senior debt credit ratings. The applicable interest rate will be increased by 0.05% for any period in which the total principal amount of advances and letters of credit under the credit facility exceeds $250 million. The agreement includes covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 and a ratio of annual EBITDA to interest payable of not less than 3.00 to 1.00. We were in compliance with these covenants at April 30, 2011. We may use amounts borrowed under this credit facility for general corporate purposes or for future acquisitions or expansion of our business. To date we have not borrowed under the credit facility. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility. We currently believe that the credit facility will be available to us should we choose to borrow under it.
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
Off-Balance Sheet Arrangements
At April 30, 2011, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
We presented our contractual obligations at January 31, 2011 in our Quarterly Report on Form 10-Q for the fiscal quarter then ended. Except as discussed below, there have been no significant changes in those obligations during the third quarter of fiscal 2011.
Commitments for Senior Unsecured Notes
On March 12, 2007 we issued $500 million of 5.40% senior unsecured notes due on March 15, 2012 (the 2012 Notes) and $500 million of 5.75% senior unsecured notes due on March 15, 2017 (the 2017 Notes) (together, the Notes). Because their contractual maturities are now within one year, we transferred the $500 million in notes due in March 2012 from long-term liabilities to current liabilities in the third quarter of fiscal 2011. The Notes are redeemable by Intuit at any time, subject to a make-whole premium. Interest is payable semiannually on March 15 and September 15. At April 30, 2011, our maximum commitment for interest payments under the Notes was $199 million.
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
Interest Rate Risk
Our cash equivalents and investments are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents and investments and the fair value of those investments. Should the Federal Reserve Target Rate increase by 25 basis points from the level of April 30, 2011, the value of our investments would decrease by approximately $2 million. Should the Federal Reserve Target Rate increase by 100 basis points from the level of April 30, 2011, the value of our investments would decrease by approximately $6 million.
We are also exposed to the impact of changes in interest rates as they affect our $500 million revolving credit facility. Advances under the credit facility accrue interest at rates that are equal to Citibank’s base rate or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.18% to 0.575% based on our senior debt credit ratings. Consequently, our interest expense would fluctuate with changes in the general level of these interest rates if we were to borrow any amounts under the credit facility. At April 30, 2011, no amounts were outstanding under the credit facility.
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
Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of April 30, 2011, we did not engage in foreign currency hedging activities.

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
Our acquisitions have resulted in significant expenses, including amortization and impairment of acquired technology and other acquired intangible assets, and impairment of goodwill. Total costs and expenses in these categories were approximately $91 million in fiscal 2010, $101 million in fiscal 2009, and $90 million in fiscal 2008. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. At April 30, 2011, we had $1.9 billion in goodwill and $203 million in net acquired intangible assets on our balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of acquired intangible assets, may have a significant negative impact on our future financial results.
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

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
Stock repurchase activity during the three months ended April 30, 2011 was as follows:

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased	of Shares
			as Part of	That May Yet
	Total Number	Average	Publicly	Be Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	per Share	Plans	the Plans

February 1, 2011 through February 28, 2011	4,889,988	$51.12	4,889,988	$890,053,279

March 1, 2011 through March 31, 2011	—	$—	—	$890,053,279

April 1, 2011 through April 30, 2011	—	$—	—	$890,053,279

Total	4,889,988	$51.12	4,889,988

Notes:
1.	All shares purchased as part of publicly announced plans during the three months ended April 30, 2011 were purchased under a plan we announced on August 18, 2010 under which we are authorized to repurchase up to $2 billion of our common stock from time to time over a three-year period ending on August 16, 2013.

ITEM 6
EXHIBITS
We have filed the following exhibits as part of this report:

Exhibit		Filed	Incorporated by
Number	Exhibit Description	Herewith	Reference

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS*	XBRL Instance Document	X

101.SCH*	XBRL Taxonomy Extension Schema	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase	X

*	This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)
Date: June 1, 2011	By:	/s/ R. NEIL WILLIAMS
R. Neil Williams
Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Filed	Incorporated by
Number	Exhibit Description	Herewith	Reference

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS*	XBRL Instance Document	X

101.SCH*	XBRL Taxonomy Extension Schema	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase	X

*	This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.