Form 10-K
period 2011-07-31
INTUIT INC
filed 2011-09-14
CIK 896878

Tables of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________

FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2011

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

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of Intuit Inc. outstanding common stock held by non-affiliates of Intuit as of January 31, 2011, the last business day of our most recently completed second fiscal quarter, based on the closing price of $46.93 reported by the NASDAQ Global Select Market on that date, was $12.9 billion.

There were 300,814,069 shares of Intuit voting common stock outstanding as of August 31, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on January 19, 2012 are incorporated by reference in Part III of this Annual Report on Form 10-K.

Tables of Contents

INTUIT INC.
FISCAL 2011 FORM 10-K

Intuit, the Intuit logo, QuickBooks, TurboTax, Lacerte, ProSeries, Quicken and Mint, among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners.

Tables of Contents

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Please see the section entitled “Forward-Looking Statements and Risk Factors” in Item 1A of this Report for important information to consider when evaluating these statements.

PART I
ITEM 1
BUSINESS

CORPORATE BACKGROUND

General

Intuit Inc. is a leading provider of innovative business and financial management solutions for small and medium-sized businesses, consumers, accounting professionals and financial institutions. Our flagship products and services, including QuickBooks, TurboTax and Quicken, simplify small business management including payment and payroll processing, tax preparation and filing, and personal finance. ProSeries and Lacerte are Intuit’s leading tax preparation offerings for professional accountants. Our Intuit Financial Services business provides online banking solutions and services to banks and credit unions that help them make it easier for consumers to manage their money and pay their bills.

We had revenue of $3.9 billion in our fiscal year ended July 31, 2011, and had approximately 8,000 employees in major offices in the United States, Canada, India, the United Kingdom and other locations at that time.

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

Our customers include small and medium-sized businesses, consumers, accounting professionals and financial institutions. We help them solve important business and financial management problems, such as running a small business, paying bills and income taxes, or managing personal finances. Our innovative products and services simplify the lives of more than 50 million people, helping them save and make money.

Emerging technology and market trends are changing the way people live and work, and the way we help customers. We’re evolving, too. We've adapted our product line, moving from the desktop to the Web and mobile devices. By offering many services online, we're connecting customers to our solutions and with each other in ways that add more value to our products

Tables of Contents

and services. We’re taking a global view as well, whether helping our customers expand their business to overseas markets, creating and selling our own products internationally, or extending our hiring horizons beyond geographic borders.

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

•
Our Accounting Professionals segment includes Lacerte, ProSeries and ProLine Tax Online professional tax products and services. This segment also includes QuickBooks Premier Accountant Edition and the QuickBooks ProAdvisor Program for accounting professionals.

Financial Services: This segment consists primarily of outsourced online financial management solutions for banks and credit unions provided by our Intuit Financial Services business.

Other Businesses: This segment includes Quicken personal finance products and services, Mint.com online personal finance services, Intuit Health online patient-to-provider communication solutions, and our businesses in Canada, the United Kingdom, India and Singapore.

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

•
Building adjacent businesses and entering new geographies. By pursuing partnerships, completing acquisitions and creating new offerings, we’re accelerating our entry into new businesses. The Intuit Payment Network, for example, increases the value of QuickBooks by giving businesses an electronic alternative to accepting checks for payment. Intuit Health provides clinical, administrative and financial services that connect providers and patients.

•
Accelerating our transition to connected services. Through our Connected Services strategy, we’re providing new ways for people and businesses to connect with each other and use their data to full advantage, whether on the desktop, the Web or mobile devices. Intuit ProLine Tax Online, for example, lets accounting professionals prepare and file tax returns for consumer and small business clients online rather than on the desktop. Through this strategy we intend to delight customers by offering easy-to-use connected services that solve their problems, while building a durable competitive advantage for Intuit.

This strategy recognizes the emergence and influence of the digital generation, the increasing relevance of social networks, and customers’ growing reliance on the Web, mobile devices and information-based technology to manage important tasks. It also acknowledges the potential of new market opportunities in rapidly developing economies. The end result is a global market that is shifting from traditional services that are paper-based, human-produced, and brick-and-mortar bound, to one where people understand, demand and embrace the benefits of connected services.

Tables of Contents

Our Connected Services Vision

To meet the needs of an increasingly connected world, we are moving aggressively on three fronts to create products and services that are available how, where and when customers want them.

•
How we connect people: Our products bring people and services together. They connect customers to the cloud, and people to each other. And in the burgeoning social arena, we've created online communities, available in nearly every product, that allow customers to connect and work together to share insights, advice and expertise.

Our software-advantaged services enable customers to seamlessly connect our products, such as QuickBooks, to other offerings, such as small business payroll.

Our software as a service offerings, also known as SaaS, connect customers to our online products, such as TurboTax Online or QuickBooks Online.

And we are increasingly using our products as a platform, or platform as a service, to connect people to each other - and to us - enabling them to share information and solve problems together. The Intuit Partner Platform enables third-party developers to create and sell applications to our customers.

•
Where we connect people: Mobility is mandatory - for customers and Intuit. As smartphones and tablets become indispensible, we're developing products that customers can use wherever they are and on whatever device they carry. This focus helps us acquire new customers by putting our products on the newest devices, and improves ease of use on existing products.

•
When we connect them: Availability is essential. Customers demand the convenience of accessing our services and their data from anywhere, at any time. As we move to the cloud, we're working to provide the reliability customers expect and the functionality to help them improve their financial lives, while securely protecting their information. We're committed to providing customers with highly reliable service that meets or exceeds industry standards.

We continue to make significant progress in this environment. Connected services generated $2.4 billion, or more than 60 percent of our total revenue in the 2011 fiscal year. Within connected services, software-as-a-service offerings by themselves produced about $1.5 billion, or nearly 40 percent of our total revenue in that period.

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

PRODUCTS AND SERVICES

We offer our products and services in the seven business segments described in “Business Overview” above. The following table shows the classes of similar products or services, consistent with our reportable segments, that accounted for 10% or more of total net revenue in the last three fiscal years.

	Fiscal 2011	Fiscal 2010	Fiscal 2009

Financial Management Solutions	18%	18%	19%
Employee Management Solutions	12%	12%	12%
Consumer Tax	34%	33%	32%
Accounting Professionals	10%	11%	11%
Financial Services	9%	10%	10%

Tables of Contents

Our products and services are sold mainly in the United States and are described below. International total net revenue was less than 5% of consolidated total net revenue for fiscal 2011, 2010 and 2009. For financial information about these segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Note 15 to the financial statements in Item 8 of this report.

Financial Management Solutions

QuickBooks. Our QuickBooks product line brings bookkeeping capabilities and business management tools to small and medium-sized business users in an easy-to-use design that does not require them to be familiar with debit and credit accounting. We offer a range of desktop and online products and services to suit the needs of different types of businesses. Our desktop software products include QuickBooks Pro and QuickBooks Pro for Mac, which provide accounting functionality for small businesses; QuickBooks Premier, which provides small businesses with advanced accounting functionality and business planning tools; and QuickBooks Enterprise Solutions, designed for larger businesses. Our Premier and Enterprise products also come in a range of industry-specific editions, including Contractor, Manufacturing and Wholesale, Nonprofit, Professional Services, and Retail. Our online offerings include QuickBooks Simple Start Online, which provides accounting functionality suitable for very small, less complex businesses. QuickBooks Online Essentials and QuickBooks Online Plus provide online accounting functionality suitable for slightly larger businesses. All three offerings allow multiple users to access the application from any location via the Internet using a personal computer, tablet device or smartphone.

QuickBooks Technical Support. We offer several technical support options to our QuickBooks customers. These include support plans that are sold separately and priced based on the length of the plan. We also offer a limited amount of free technical support assistance to customers, a free self-help information section on our QuickBooks.com website and free access to the QuickBooks Community, an online forum where QuickBooks users can share information with each other.

Websites for Small Businesses. Our Intuit Websites offering helps small businesses establish a presence on the Web, maintain and promote their websites, and sell or market their products and services online.

Financial Supplies. We offer a range of financial supplies designed for small businesses and individuals that use QuickBooks and Quicken. These include standard paper checks and CheckLock voucher checks with advanced fraud protection features; envelopes, invoices and deposit slips; and business identity products such as business cards and stationery. We also offer tax forms, tax return presentation folders and other supplies for professional tax preparers.

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

Intuit Partner Platform: The Intuit Partner Platform provides the tools developers need to create Web and mobile applications that add value to QuickBooks. The platform allows developers to build applications that integrate with QuickBooks data and solve the unique needs of our customers. Developers can create applications on the Intuit Partner Platform using any development platform they choose, and must pass a standards and security check before offering their programs to customers. All applications are available through the Intuit App Center at apps.com. Here QuickBooks users can find, buy and use applications connected to the platform. A growing number of companies already offer applications built for the platform, including Bill.com, Expensify and Salesforce.com. In addition, FreshBooks and eBay have applications in development which are expected to be available in fiscal 2012.

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

Tables of Contents

We also offer QuickBooks Assisted Payroll, through which we provide the back-end aspects of payroll processing, including tax payments and filings, for customers who process their payrolls using QuickBooks. Direct deposit is included with QuickBooks Online Payroll and available with each of the other offerings for an additional fee.

Intuit Online Payroll. Intuit Online Payroll provides small business payroll services that do not require the use of QuickBooks. This offering is sold on a subscription basis and includes online payroll tax calculation, payroll reports, federal and state payroll tax forms, electronic payment of federal and state payroll taxes, and direct deposit.

Intuit Full Service Payroll.  This offering is also sold on a subscription basis and provides comprehensive payroll services to customers who prefer not to perform payroll tasks themselves. Intuit Full Service Payroll does not require the use of QuickBooks and includes initial setup of payroll records, processing of payrolls based on information submitted online by the payroll customer, direct deposit of paychecks, electronic payment of federal and state payroll taxes, electronic filing of federal and state payroll tax forms, and preparation and issuance of year end W-2 forms.

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

GoPayment. GoPayment allows users to accept credit card payments using a smartphone or tablet device. They can enter the credit card information manually or use a card swiper that attaches to the phone to capture the information. They can also send electronic receipts to their customers via email or text message.

Point of Sale Solutions. We offer Basic and Pro versions of QuickBooks Point of Sale, which helps retailers process sales using barcodes, track inventory and customer purchases, and integrates with QuickBooks financial software. The Pro version has advanced inventory features and provides the ability to manage up to 20 stores from a single office. We sell these software products with or without the accompanying hardware and technical support.

Consumer Tax

Our TurboTax products and services are designed to enable individuals and small business owners to prepare and file their own federal and state personal and small business income tax returns quickly and accurately. They are designed to be easy to use, yet sophisticated enough for complex tax returns. Some of these offerings are available on mobile devices such as smartphones and tablets.

Tax Return Preparation Offerings. For the 2010 tax season we offered a range of software products and services that included desktop and online versions of TurboTax Basic, for simple returns; TurboTax Deluxe, for taxpayers who itemize deductions; TurboTax Premier, for taxpayers who own investments or rental property; and TurboTax Home and Business, for small business owners. We also offered TurboTax Business desktop software for larger businesses; TurboTax Free Edition online for the simplest returns; and SnapTax, an application that allows users with simple federal and state returns to prepare and electronically file them from their smartphones. These offerings are subject to change for the 2011 tax season. TurboTax Live Community is an online forum where participants can learn from and share information with other users while preparing their income tax returns.

Electronic Filing and Other Services. Our desktop, online and mobile tax preparation customers can electronically file their federal and state income tax returns through our electronic filing center. For the 2010 tax season our online tax preparation and filing services were offered through the websites of thousands of financial institutions, electronic retailers, and other online merchants, and on Yahoo!® Finance Tax Center, MSN Money® Tax Center and AOL Tax Center. Financial institutions can offer our online tax preparation and filing services to their customers through a link to TurboTax Online or through TurboTax for Online Banking, which provides functionality that is integrated with their online banking services. For the 2010 tax season we also offered TurboTax customers the option to receive their income tax refunds on a prepaid debit card.

Tables of Contents

Intuit Tax Freedom Project. Under the Intuit Tax Freedom Project, we provide online federal and state income tax return preparation and electronic filing services at no charge to eligible taxpayers. In fiscal 2011 we provided approximately 1.3 million free federal returns under this initiative. We are a member of the Free File Alliance, a consortium of private sector companies that has entered into an agreement with the federal government to provide free online federal tax preparation and filing services to eligible taxpayers. See also “Competition — Consumer Tax” later in this Item 1 for more information on the Free File Alliance.

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

Tax Offerings. Our tax offerings for accounting professionals are Lacerte, ProSeries and ProLine Tax Online. Lacerte software is designed for full-service accounting firms that prepare the most complex returns. We offer two versions of our ProSeries software: ProSeries Professional Edition, designed for year-round tax practices that prepare moderately complex tax returns; and ProSeries Basic Edition, designed for the needs of smaller and seasonal tax practices. ProLine Tax Online is designed for year-round tax practices that prepare moderately complex tax returns and want the advantages of an online offering. Accounting professionals license these tax products for a flat fee for unlimited use, or use them to print or electronically file tax returns on a “pay-per-return” basis. Accountants and tax preparers using Lacerte, ProSeries and Proline Tax Online can file their clients’ tax returns using our electronic filing services.

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

Financial Services

Our Intuit Financial Services business provides outsourced online banking solutions that are hosted in our data centers and delivered as on-demand services to medium-sized financial institutions. We also work with these financial institutions to provide other Intuit products and services, such as TurboTax for Online Banking, to their customers.

We offer online banking services that financial institutions make available to their retail customers. These services include the ability to view transaction history, account balances, check images and statements; fund transfers between accounts; inter-institutional transfers; bill payment and bill presentment; Personal FinanceWorks, our comprehensive online personal financial management solution; and TurboTax for Online Banking, which provides tax preparation and filing services that are integrated with online banking. Several of these services can be accessed from mobile devices.

Other Businesses

Personal Finance

Our personal finance offerings help users organize, understand and manage their personal finances. Our Quicken line of desktop software products allow customers to reconcile bank accounts, pay bills, record credit card and other transactions, and track investments, mortgages and other assets and liabilities. Quicken also allows customers to flag their tax-related financial transactions and download that information into our TurboTax consumer tax return preparation software. We offer Quicken Starter Edition and Quicken Deluxe as well as Quicken Premier, which offers more robust investment and tax planning tools; Quicken Home and Business, which allows customers to manage both personal and small business finances in one application; and Quicken Essentials for Mac. Our Mint.com personal finance service is free to users and shows them all of their financial accounts in one online location; provides tools that help them set up budgets and monitor spending; identifies money-saving ideas; and provides step-by-step guidance and advice on achieving their financial goals. We also offer a Mint application that is accessible from smartphones.

Intuit Health

Our Intuit Health offerings provide online patient-to-provider communication solutions. Services are delivered through a standard Web browser on a subscription basis and typically include features such as appointment scheduling, patient pre-registration, prescription renewal and electronic bill payment.

Tables of Contents

Global Business

In Canada, we offer versions of QuickBooks that we have “localized,” that is, customized to meet the unique needs of customers in that specific international location. These include QuickBooks software offerings, payroll offerings and service plans. We also offer consumer tax return preparation software, professional tax preparation products and services, merchant payment processing services, and localized versions of Quicken and Mint in Canada. In the United Kingdom, we offer localized versions of QuickBooks and QuickBooks Payroll, including products and services sold in partnership with banks. In Singapore, we offer a localized version of Quickbooks Online in partnership with a large telecommunications provider. In India, we offer Intuit Money Manager, a mobile personal financial management solution, in partnership with a large Indian bank.

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

Our traditional core desktop software products — QuickBooks, TurboTax, Lacerte, ProSeries and Quicken — tend to have predictable annual development and product release cycles. We also develop innovative new offerings such as Intuit GoPayment for which development cycles can be more rapid. Developing consumer and professional tax software and services presents unique challenges because of the demanding development cycle required to accurately incorporate tax law and tax form changes within a rigid timetable. The development timing for our payroll, merchant services, financial institutions, and patient-to-provider communication offerings varies with business needs and regulatory requirements and the length of the development cycle depends on the scope and complexity of each project.

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

We continue to make substantial investments in research and development, and we expect to focus our future research and development efforts on enhancing existing products and services and on developing new products and services that will offer increased ease of use, be customized for specific customer categories, be Web-based or mobile, and feature improved integration with other Intuit and third party products and services and with our internal information systems. We also expect to continue to focus significant research and development efforts on ongoing projects to update the technology platforms for several of our offerings. Our research and development expenses were $634 million or 16% of total net revenue in fiscal 2011; $573 million or 17% of total net revenue in fiscal 2010; and $556 million or 18% of total net revenue in fiscal 2009.

SEASONALITY

Our QuickBooks, Consumer Tax and Accounting Professionals businesses are highly seasonal. Revenue from our QuickBooks software products tends to be highest during our second and third fiscal quarters. Sales of income tax preparation products and services are heavily concentrated in the period from November through April. In our Consumer Tax business, a greater proportion of our revenue has been occurring later in this seasonal period due in part to the growth in sales of TurboTax Online, for which revenue is recognized upon printing or electronic filing of a tax return. The seasonality of our Consumer Tax and Accounting Professionals revenue is also affected by the timing of the availability of tax forms from taxing agencies and the ability of those agencies to receive electronic tax return submissions. Delays in the availability of tax forms or the ability of taxing agencies to receive submissions can cause revenue to shift from our second fiscal quarter to future fiscal quarters. These seasonal patterns mean that our total net revenue is usually highest during our second quarter ending January 31 and third

Tables of Contents

quarter ending April 30. We typically report losses in our first quarter ending October 31 and fourth quarter ending July 31, when revenue from our tax businesses is minimal while operating expenses continue at relatively consistent levels. We believe the seasonality of our revenue and profitability is likely to continue in the future.

MARKETING, SALES AND DISTRIBUTION CHANNELS
Markets

Our primary target customers are small and medium-sized businesses, consumers, accounting professionals, and medium-sized financial institutions. The markets in which we compete have always been characterized by rapid technological change, shifting customer needs, and frequent new product introductions and enhancements by competitors. Over the past several years, the widespread availability of the Internet, mobile devices, and the explosion of social media have accelerated the pace of change and revolutionized the way that customers learn about, evaluate and purchase products and services.

Real-time, personalized online and mobile shopping experiences are rapidly becoming the standard. In addition, many customers now begin shopping in one channel and ultimately purchase in another. This creates a need for integrated, multi-channel, shop-and-buy experiences. Market and industry changes quickly make existing products and services obsolete. Our success depends on our ability to respond rapidly to these changes with new business models, updated competitive strategies, new or enhanced products and services, alternative distribution methods and other changes in the way we do business.

Our target customers for online banking services are medium-sized financial institutions seeking an outsourced solution that allows them to compete with the larger national banks in their market. We also provide online financial management solutions to financial institution customers of core processors.

Marketing Programs

To sell our products and services to small and medium-sized businesses, consumers and accounting professionals, we use a variety of traditional and innovative marketing programs to generate software orders, stimulate demand, and generally maintain and increase customer awareness of our product portfolio. These programs include: Web marketing and targeted advertising, such as search engine optimization and purchasing key words from major search engine companies; placing and promoting our mobile applications in "app stores;" direct-response mail and email campaigns; telephone solicitations; newspaper, magazine, billboard, radio and television advertising; social media campaigns; and coordinated promotional offers with major retailers. We also use workflow-integrated, in-product discovery in some of our software products to market other related products and services, including third-party products and services. In addition, we create marketing campaigns that attract new users through free promotional offerings that are designed to ultimately convert them to paying customers.

Our Financial Services business focuses its marketing efforts on identifying potential financial institution clients and marketing our online banking services to consumer end users in cooperation with our financial institution clients. We also work with these financial institutions to provide their customers with other Intuit products and services, such as TurboTax for Online Banking.

Sales and Distribution Channels

Multi-Channel Shop-and-Buy Experiences. Our consumer and small and medium-sized business customers increasingly use the Internet and mobile devices, such as smartphones and tablets, to research products and services. Some customers buy and use our products and services entirely online or through their mobile devices. Others purchase desktop products and services using the Internet. Still others make their final decision at a retail location. We coordinate our websites, promotions and retail displays to support this integrated, multi-channel, shop-and-buy model.

Direct Sales Channel. We sell many of our products and services for small and medium-sized businesses, consumers and accounting professionals directly through our websites and call centers. Telesales continues to be an effective channel for serving customers that want live help to select the products and services that are right for their needs.

Our Financial Services business sells its products and services to financial institutions using a direct sales model and, to a lesser but increasing extent, in cooperation with core processing partners. Our typical sales cycle is approximately nine to 18 months for new financial institutions, and four to six months for add-on sales to existing customers.

Retail Channel. We sell our QuickBooks, TurboTax and Quicken desktop software, as well as our QuickBooks Payroll and Intuit Online Payroll services and merchant credit card payment processing services, at retail locations across the United States. We sell these products and services directly and through distributors to office supply superstores, warehouse clubs, consumer electronics retailers, general mass merchandisers, online retailers and catalogs. In Canada and other international markets we

Tables of Contents

also rely on distributors and other third parties who sell products into the retail channel. The retail channel provides broad customer reach through retailer-sponsored advertising and exposure to retail foot traffic. This channel also gives us the opportunity to communicate our products, services and messages through multiple touch points and allows us to serve our customers at relatively modest cost.

Other Channels. We have strategies to address the alliance partner, solution provider and personal computer hardware manufacturer channels. Revenue from these channels is currently less significant than revenue from our direct and retail channels, but it is growing. We sell our consumer and small business products and services through selected alliance partners, primarily banks, credit unions, and securities and investment firms. These alliance partners help us reach new customers at the point of transaction and drive growth and market share by extending our online reach. Solution providers combine our products and services with value-added marketing, sales and technical expertise to deliver a complete solution at the local level. Relationships with selected personal computer hardware manufacturers help us attract new customers for our core software offerings. As we expand our mobile and global offerings, we expect that strategic partnerships will become increasingly important to our business. For example, we are marketing and selling some of our offerings through mobile phone service and hardware providers.

Our Financial Services business has joint marketing arrangements with several core processing vendors. They include Fiserv, Inc.; Open Solutions, Inc.; Fidelity Information Services, Inc.; and Computer Services Inc. To deliver bill payment and bill presentment services to our financial institution customers, we also maintain value-added reseller relationships with major providers such as Fidelity Information Services and Fiserv.

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

Our most obvious competition comes from other companies that offer technology solutions similar to ours. However, for many of our products and services, other important competitive alternatives for customers are third party service providers such as professional accountants and seasonal assisted tax preparation businesses. Manual tools and processes, or general-purpose software, are also important competitive alternatives. Many of our new customers previously used pencil and paper or software such as word processors and spreadsheets, rather than competitors’ software and services, to perform financial tasks. We believe that there is a long-term trend away from manual methods and toward the use of desktop and online software as well as mobile devices to accomplish these tasks that will continue to provide growth opportunities.

Competition Specific to Business Segments

Small Business Group. Our QuickBooks desktop product is the leading small business financial management software in the U.S. retail channel. Our small business products and services face competitive challenges from companies such as The Sage Group plc, which offers software and associated services that directly target small business customers. Increasingly, our small business products and services also face competition from free or low-cost online accounting offerings as well as free online banking and bill payment services offered by financial institutions and others. In our payroll business we compete directly with Automatic Data Processing, Inc. (ADP), Paychex and many other companies with payroll offerings, including online payroll offerings. In our merchant services business we compete directly with large financial institutions such as Wells Fargo, JP Morgan Chase and Bank of America and with many payment processors, including First Data Corporation, Elavon, Global Payments and FIS-Certegy.

Consumer Tax. In the private sector we face intense competition from H&R Block, which provides assisted tax preparation services in its stores and a competing software offering called H&R Block At Home, and from several other tax preparation service providers and online offerings, including 2nd Story Software’s TaxACT. These competing offerings subject us to significant price pressure.

Tables of Contents

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

Financial Services. The market for online banking services is highly competitive. In the area of consumer online banking, a number of companies offer outsourced online banking services to financial institutions, including Online Resources, S1 Corporation and FundsXpress (a subsidiary of First Data Corporation). In addition, several companies whose primary offerings are core processing or bill payment processing services also provide online banking services. These companies include Fiserv, Inc., Open Solutions, Inc., Fidelity Information Services, Inc., and Jack Henry. In addition, many of these firms offer our products through a referral or reseller arrangement with us. We also compete for new customers with relatively recent entrants into the online financial management solutions market. As we negotiate service contract renewals with current customers, competitive pressures may require us to make concessions on pricing and other material terms to convince these customers to remain with us.

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

Tables of Contents

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

Online Products and Services

Intuit’s data centers house most of the systems, networks and databases required to operate and deliver our online products and services. These include QuickBooks Online, online payroll services, merchant payment processing services, website hosting services for small businesses, TurboTax Online, ProLine Tax Online, consumer and professional electronic tax filing services, outsourced online banking services, and Mint.com. Through our data centers, we connect customers to our products and services and store customer and business information. As our businesses continue to move toward delivering more online products and services in conjunction with our Connected Services strategy, our infrastructure will become even more critical in the future.

Currently we have a number of data centers that are primarily located in the western United States. We are executing on a multi-year plan to transition to fewer data centers in more geographically diverse locations. Our primary data center is located in Washington state and over time we expect this data center to support the hosting and high availability requirements of many of our existing and future connected services offerings. We have a primary backup facility at a co-located data center in Nevada.

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

Through a Master Privacy Policy Framework designed to be consistent with globally recognized privacy principles, we comply with United States federal and other country guidelines and practices to help ensure that customers and employees are aware of, and can control, how we use information about them. Our primary websites, such as QuickBooks.com and TurboTax.com, have

Tables of Contents

been certified by TRUSTe, an independent organization that operates a website privacy certification program representing industry standard practices to address users’ and regulators’ concerns about online privacy. We also use privacy statements to provide notice to customers of our privacy practices, as well as provide them the opportunity to furnish instructions with respect to use of their personal information. We participate in industry groups whose purpose is to develop or influence industry best practices, and to influence public policy for privacy and security.

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

Our Consumer Tax and Accounting Professionals businesses are also subject to federal and state government requirements, including regulations related to the electronic filing of tax returns, the provision of tax preparer assistance and the use and disclosure of customer information. In addition, we offer certain other products and services, such as small business payroll, merchant payment processing services, prepaid debit cards, and patient-to-provider communication solutions, which are subject to special regulatory requirements. As we expand our products and services, we may become subject to additional government regulation. New laws or regulations may be adopted that could impose significant limitations on our business and increase our cost of compliance. We continually analyze new business opportunities, both domestically and internationally, and new businesses and business models that we pursue may require additional costs for regulatory compliance.

We are subject to federal and state laws and government regulations concerning employee safety and health and environmental matters. The Occupational Safety and Health Administration, the Environmental Protection Agency, and other federal and state agencies have the authority to put regulations in place that may have an impact on our operations.

INTELLECTUAL PROPERTY

Our success depends on the proprietary technology embodied in our offerings. We protect this proprietary technology by relying on a variety of intellectual property mechanisms, including copyright, patent, trade secret and trademark laws, restrictions on disclosure and other methods. For example, we regularly file applications for patents, copyrights and trademarks and service marks in order to protect intellectual property that we believe is important to our business. We hold a small but growing patent portfolio  that we believe is important to Intuit's overall competitive advantage, although we are not materially dependent on any one patent or particular group of patents in our portfolio at this time. We also have a number of registered trademarks that include Intuit, QuickBooks, TurboTax, Lacerte, ProSeries, Quicken and Mint. We have registered these and other trademarks and service marks in the United States and, depending on the relevance of each brand to other markets, in many foreign countries. Most registrations can be renewed perpetually at 10-year intervals. We also license intellectual property from third parties for use in our products.

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

Tables of Contents

could result in substantial costs and diversion of resources and management attention. In addition, third party licenses may not continue to be available to us on commercially acceptable terms, or at all.

EMPLOYEES

As of July 31, 2011, we had approximately 8,000 employees in major offices in the United States, Canada, India, the United Kingdom and other locations. We believe our future success and growth will depend on our ability to attract and retain qualified employees in all areas of our business. We do not currently have any collective bargaining agreements with our employees, and we believe employee relations are generally good. Although we have employment-related agreements with a number of key employees, these agreements do not guarantee continued service. We believe we offer competitive compensation and a good working environment. We were named one of Fortune magazine’s “100 Best Companies to Work For” in each of the last ten years. However, we face intense competition for qualified employees, and we expect to face continuing challenges in recruiting and retention.

Tables of Contents

ITEM 1A
RISK FACTORS

Forward-Looking Statements and Risk Factors

This Annual Report on Form 10-K contains forward-looking statements. All statements in this report, other than statements that are purely historical, are forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “forecast,” “estimate,” “seek,” and similar expressions also identify forward-looking statements. In this report, forward-looking statements include, without limitation, the following:

•	our expectations and beliefs regarding future conduct and growth of the business;

•	our expectations regarding competition and our ability to compete effectively;

•	our expectations regarding the development of future products, services, business models and technology platforms and our research and development efforts;

•	our expectation that we will continue to pay a comparable cash dividend on a quarterly basis;

•	our expectation that we will return excess cash generated by operations to our stockholders through repurchases of our common stock and the payment of cash dividends;

•
the assumptions underlying our critical accounting policies and estimates, including our estimates regarding product rebate and return reserves; the collectability of accounts receivable; stock volatility and other assumptions used to estimate the fair value of share-based compensation; the fair value of goodwill; and expected future amortization of acquired intangible assets;

•	our belief that our exposure to currency exchange fluctuation risk will not be significant in the future;

•	our assessments and estimates that determine our effective tax rate;

•	our belief that our income tax valuation allowance is sufficient;

•	our belief that we will not need funds generated from foreign operations to fund our domestic operations;

•
our belief that our cash and cash equivalents, investments and cash generated from operations will be sufficient to meet our seasonal working capital needs, capital expenditure requirements, contractual obligations, debt service requirements and other liquidity requirements associated with our operations for at least the next 12 months;

•	our belief that our facilities are suitable and adequate for our near-term needs and that we will be able to locate additional facilities as needed; and

•	our assessments and beliefs regarding the future outcome of pending legal proceedings and the liability, if any, that Intuit may incur as a result of those proceedings.

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

We face intense competition in all of our businesses, and we expect competition to remain intense in the future. Our competitors and potential competitors range from large and established entities to emerging start-ups. Our competitors may introduce superior products and services, reduce prices, have greater technical, marketing and other resources, have greater name recognition, have larger installed bases of customers, have well-established relationships with our current and potential customers, advertise aggressively or beat us to market with new products and services. In addition, we may face competition from existing companies, with large established consumer user-bases and broad-based platforms, who may change or expand the focus of their business strategies and target our customers, such as small businesses and financial institutions. We also face intensified competition from providers of free accounting, tax, payments, banking and other financial services. In order to

Tables of Contents

compete, we have also introduced free offerings in several categories, but we may not be able to attract customers or effectively monetize all of these offerings, and customers who have formerly paid for Intuit’s products and services may elect to use free offerings instead. These competitive factors may diminish our revenue and profitability, and harm our ability to acquire and retain customers.

Our consumer tax business also faces significant competition from the public sector, where we face the risk of federal and state taxing authorities developing software or other systems to facilitate tax return preparation and electronic filing at no charge to taxpayers. These or similar programs may be introduced or expanded in the future, which may cause us to lose customers and revenue. For example, during tax season 2010, the federal government introduced a prepaid debit card program to facilitate the refund process. Our consumer and professional tax businesses provide this service as well. Although the Free File Alliance has kept the federal government from being a direct competitor to Intuit’s tax offerings, it has fostered additional online competition and may cause us to lose significant revenue opportunities. The current agreement with the Free File Alliance is scheduled to expire in October 2014. We anticipate that governmental encroachment at both the federal and state levels may present a continued competitive threat to our business for the foreseeable future.

Future revenue growth depends upon our ability to adapt to technological change and successfully introduce new and enhanced products, services and business models.

The Software as a Service (SaaS), desktop software and mobile technology industries are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. As we continue to grow our SaaS, mobile and other offerings, we must continue to innovate and develop new products and features to meet changing customer needs and attract and retain talented software developers. We need to continue to develop our skills, tools and capabilities to capitalize on existing and emerging technologies, which require us to devote significant resources.

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

The number of people who access products and services through devices other than personal computers, including mobile phones, smartphones, and handheld computers such as tablets, has increased dramatically in the past few years. We have limited experience to date in developing products and services for users of these alternative devices, and the versions of our products and services developed for these devices may not be compelling to users. As new devices and new platforms are continually being released, it is difficult to predict the problems we may encounter in developing versions of our products and services for use on these alternative devices and we may need to devote significant resources to the creation, support, and maintenance of such offerings. If we are slow to develop products and technologies that are compatible with these alternative devices, of if our competitors are able to achieve those results more quickly than us, we will fail to capture a significant share of an increasingly important portion of the market for online services, which could adversely affect our business.

In some cases, we may expend a significant amount of resources and management attention on offerings that do not ultimately succeed in their markets. We have encountered difficulty in launching new products and services in the past. If we misjudge customer needs in the future, our new products and services may not succeed and our revenues and earnings may be harmed. We have also invested, and in the future expect to invest, in new business models, geographies, strategies and initiatives. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, expenses associated with the initiatives and inadequate return on investments. Because these new initiatives are inherently risky, they may not be successful and may harm our financial condition and operating results.

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

Tables of Contents

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

A number of our businesses collect, use and retain large amounts of personal customer information and data, including credit card numbers, tax return information, bank account numbers and passwords, personal and business financial data, social security numbers, healthcare information and payroll information. We may also develop new business models that use certain personal information, or data derived from personal information. In addition, we collect and maintain personal information of our employees in the ordinary course of our business. Some of this personal customer and employee information is held and some transactions are executed by third parties. In addition, as many of our products and services are Web-based, the amount of data we store for our users on our servers (including personal information) has been increasing and will continue to increase as we further transition our businesses to connected services. We and our vendors use commercially available security technologies to protect transactions and personal information. We use security and business controls to limit access and use of personal information. However, individuals or third parties may be able to circumvent these security and business measures, and errors in the storage, use or transmission of personal information may result in a breach of customer or employee privacy or theft of assets, which may require notification under applicable data privacy regulations. We employ contractors, temporary and seasonal employees who may have access to the personal information of customers and employees or who may execute transactions in the normal course of their duties. While we conduct background checks of our employees and other individuals and limit access to systems and data, it is possible that one or more of these individuals may circumvent these controls, resulting in a security breach.

We are subject to laws, rules and regulations relating to the collection, use, and security of user data. New laws in this area have been passed by several jurisdictions, and other jurisdictions are considering imposing additional restrictions. These new laws may be interpreted and applied inconsistently from jurisdiction to jurisdiction and our current data protection policies and practices may not be consistent with those interpretations and applications. In addition, the ability to execute transactions and the possession and use of personal information and data in conducting our business subjects us to legislative and regulatory burdens that may require notification to customers or employees of a security breach, restrict our use of personal information and hinder our ability to acquire new customers or market to existing customers. As our business continues to expand to new industry segments that may be more highly regulated for privacy and data security, and to countries outside the United States that have more strict data protection laws, our compliance requirements and costs may increase. We have incurred — and may continue to incur — significant expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations.

Tables of Contents

A major breach of our security measures or those of third parties that execute transactions or hold and manage personal information may have serious negative consequences for our businesses, including possible fines, penalties and damages, reduced customer demand for our services, harm to our reputation and brands, further regulation and oversight by federal or state agencies, and loss of our ability to provide financial transaction services or accept and process customer credit card orders or tax returns. From time to time, we detect, or receive notices from customers or public or private agencies that they have detected, vulnerabilities in our servers, our software or third-party software components that are distributed with our products. The existence of vulnerabilities, even if they do not result in a security breach, may harm customer confidence and require substantial resources to address, and we may not be able to discover or remediate such security vulnerabilities before they are exploited. In addition, hackers develop and deploy viruses, worms and other malicious software programs that may attack our offerings. Although this is an industry-wide problem that affects software across platforms, it is increasingly affecting our offerings because hackers tend to focus their efforts on the more popular programs and offerings and we expect them to continue to do so. If hackers were able to circumvent our security measures, or if we were unable to detect an intrusion into our systems and contain such intrusion in a reasonable amount of time,we may lose personal information. Although we have commercially available network and application security, internal control measures, and physical security procedures to safeguard our systems, there can be no assurance that a security breach, intrusion, loss or theft of personal information will not occur, which may harm our business, customer reputation and future financial results and may require us to expend significant resources to address these problems, including notification under data privacy regulations.

If we are unable to develop, manage and maintain critical third party business relationships, our business may be adversely affected.

Our growth is dependent on the strength of our business relationships and our ability to continue to develop, maintain and leverage new and existing relationships. We rely on various third party partners, including software and service providers, suppliers, vendors, manufacturers, distributors, contractors, financial institutions, core processors, licensing partners and development partners, among others, in many areas of our business in order to deliver our offerings and operate our business. We also rely on third parties to support the operation of our business by maintaining our physical facilities, equipment, power systems and infrastructure. In certain instances, these third party relationships are sole source or limited source relationships and can be difficult to replace or substitute depending on the level of integration of the third party’s products or services into, or with, our offerings and/or the general availability of such third party’s products and services. In addition, there may be few or no alternative third party providers or vendors in the market. Further, there can be no assurance that we will be able to adequately retain third party contractors engaged to help us operate our business. The failure of third parties to provide acceptable and high quality products, services and technologies or to update their products, services and technologies may result in a disruption to our business operations and our customers, which may reduce our revenues and profits, cause us to lose customers and damage our reputation. Alternative arrangements and services may not be available to us on commercially reasonable terms or we may experience business interruptions upon a transition to an alternative partner.

In particular, we have relationships with banks, credit unions or other financial institutions, both as customers and as suppliers of certain critical services we offer to our other customers. If macroeconomic conditions or other factors cause any of these institutions to fail, consolidate, stop providing certain services or institute cost-cutting efforts, our business and financial results may suffer and we may be unable to offer those services to our customers.

Increased government regulation of our businesses may harm our operating results.

Many of our businesses are in highly regulated areas, including our tax, payroll, payments, financial services, prepaid debit card and healthcare businesses. There have been significant new regulations and heightened focus by the government on many of these areas. In addition, as we seek to grow our business, we may expand into more highly-regulated businesses or countries, which may subject us to increased regulatory scrutiny. The application of these laws and regulations to our businesses is often unclear and compliance with these regulations may involve significant costs or require changes to our business practices that result in reduced revenue. In addition, new regulations or changes in current regulations may affect our operating results. Any changes that we may incur as a result of any such regulations may not be sustained over time depending on a number of factors, including market and industry reactions to such regulations.

In order to meet regulatory standards, we may be required to increase investment in compliance and auditing functions or new technologies. In addition, government authorities may enact other laws, rules or regulations that place new burdens or restrictions on our business or determine that our operations are directly subject to existing rules or regulations, such as requirements related to data collection, use, transmission, retention,processing and security, which may make our business more costly, less efficient or impossible to conduct, and may require us to modify our current or future products or services, which may harm our future financial results.

Tables of Contents

The tax preparation industry continues to receive heightened attention from federal and state governments. New legislation, regulation, public policy considerations, litigation by the government or private entities, or new interpretations of existing laws may result in greater oversight of the tax preparation industry, restrict the types of products and services that we can offer or the prices we can charge, or otherwise cause us to change the way we operate our tax businesses or offer our tax products and services. This in turn may increase our cost of doing business and limit our revenue opportunities. In addition, if our practices are not consistent with new interpretations of existing laws, we may become subject to lawsuits, penalties, and other liabilities that did not previously apply. We are also required to comply with a variety of state revenue agency standards in order to successfully operate our tax preparation and electronic filing services. Changes in state-imposed requirements by one or more of the states, including the required use of specific technologies or technology standards, may significantly increase the costs of providing those services to our customers and may prevent us from delivering a quality product to our customers in a timely manner.

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

Our operations process a significant volume and dollar value of transactions on a daily basis, especially in our payroll and payments businesses. Due to the size and volume of transactions that we handle, effective processing systems and controls are essential to ensure that transactions are handled appropriately. Despite our efforts, it is possible that we may make errors or that funds may be misappropriated due to fraud. In our payroll and payments businesses, we have been experiencing an increasing amount of fraudulent activities not only by our customers, but also targeted fraud by third parties aimed directly at our offerings. In addition to any direct damages and fines that any such problems may create, which may be substantial, a loss of confidence in our controls may seriously harm our business and damage our brand. The systems supporting our business are comprised of multiple technology platforms that are difficult to scale. If we are unable to effectively manage our systems and processes we may be unable to process customer data in an accurate, reliable and timely manner, which may harm our business. In our payments processing service business if merchants for whom we process payment transactions are unable to pay refunds due to their customers in connection with disputed or fraudulent merchant transactions, we may be required to pay those amounts and our payments may exceed the amount of the customer reserves we have established to make such payments.

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

Many of our products and services include intellectual property of third parties, which we license under agreements that must be renewed or renegotiated from time to time. We may not be able to obtain licenses to these third party technologies or content on reasonable terms, or at all. If we are unable to obtain the rights necessary to use this intellectual property in our products and services, we may not be able to sell the affected offerings and customers who are currently using the affected product may be disrupted, which may in turn harm our future financial results, damage our brand, and result in customer loss. Also, we and our customers have been and may continue to be subject to infringement claims as a result of the third party intellectual property incorporated in to our offerings. Although we try to mitigate this risk and we may not be ultimately liable for any potential

Tables of Contents

infringement, pending claims require us to use significant resources, require management attention and could result in loss of customers.

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

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services, and brand.

Our patents, trademarks, trade secrets, copyrights and other intellectual property rights are important assets for us. We aggressively protect our intellectual property rights by relying on federal, state and common law rights in the U.S. and internationally, as well as a variety of administrative procedures. We also rely on contractual restrictions to protect our proprietary rights in products and services. The efforts that we take to protect our proprietary rights may not always be sufficient or effective. Protecting our intellectual property rights is costly and time consuming and may not be successful in every location. Any significant impairment of our intellectual property rights could harm our business, our brand and our ability to compete.

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

Much of our future success depends on the continued service and availability of skilled personnel, including members of our executive team, and those in technical, marketing and staff positions. Experienced personnel in the software, mobile technologies, data security, and Software as a Service industries are in high demand and competition for their talents is intense, especially in California and India, where the majority of our employees are located. Also, as we strive to continue to adapt to technological change and introduce new and enhanced products and business models, we must be able to secure, maintain and develop the right quality and quantity of engaged and committed talent. Although we strive to be an employer of choice, we may not be able to continue to successfully attract, retain and develop key personnel which may cause our business to suffer.

As our product and service offerings become more tightly integrated, we may be required to recognize the related revenue over relatively longer periods of time.

Our expanding range of products and services, and the combinations in which we offer them, generate different revenue streams than our traditional desktop software businesses, and the accounting policies that apply to revenue from these offerings are complex. For example, as we offer more online services bundled with software products, we may be required to defer a higher percentage of our software product revenue into future fiscal periods. In addition, as we offer more services on a subscription basis, we recognize revenue from those services over the periods in which the services are provided. This may result in significant shifts of revenue from quarter to quarter, or from one fiscal year to the next.

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

Tables of Contents

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

Our businesses are highly seasonal and our quarterly results could fluctuate significantly.

Several of our businesses are highly seasonal which historically has caused significant quarterly fluctuations in our financial results. Revenue and operating results are usually strongest during the second and third fiscal quarters ending January 31 and April 30 due to our tax businesses contributing most of their revenue during those quarters and the timing of the release of our small business software products and upgrades. We typically experience lower revenues, and operating losses, in the first and fourth quarters ending October 31 and July 31. Our financial results may also fluctuate from quarter to quarter and year to year due to a variety of factors, including changes in product sales mix that affect average selling prices; product release dates; the timing of delivery of federal and state tax forms; any delay in our ability to successfully submit electronically filed tax returns with government agencies; changes in consumer behavior; the timing of our discontinuation of support for older product offerings; changes to our bundling strategy, such as the inclusion of upgrades with certain offerings; changes to how we communicate the availability of new functionality in the future (any of which may impact the pattern of revenue recognition); and the timing of acquisitions, divestitures, and goodwill and acquired intangible asset impairment charges. Any fluctuations in our operating results may adversely affect our stock price.

We are frequently a party to litigation and regulatory inquiries which could result in an unfavorable outcome and have an adverse effect on our business, financial condition, results of operation and cash flows.

We are subject to various legal proceedings, claims and regulatory inquiries that have arisen out of the ordinary conduct of our business and are not yet resolved and additional claims and inquiries may arise in the future. The number and significance of these claims and inquiries have increased as our businesses have evolved. Any proceedings, claims or inquiries initiated by or against us, whether successful or not, may be time consuming; result in costly litigation, damage awards, consent decrees, injunctive relief or increased costs of business; require us to change our business practices or products; require significant amounts of management time; result in diversion of significant operations resources; or otherwise harm of business and future financial results.

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

Tables of Contents

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

Tables of Contents

Amortization of acquired intangible assets and impairment charges may cause significant fluctuation in our net income.

Our acquisitions have resulted in significant expenses, including amortization and impairment of acquired technology and other acquired intangible assets, and impairment of goodwill. Total costs and expenses in these categories were approximately $91 million in fiscal 2011, $91 million in fiscal 2010, and $101 million in fiscal 2009. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. The total costs and expenses for fiscal 2011 included a goodwill and intangible asset impairment charge of $30 million for our Intuit Health reporting unit. We recorded the goodwill and intangible assets for that reporting unit on our balance sheet in May 2010 in connection with our acquisition of Medfusion, Inc. At July 31, 2011, we had $1.9 billion in goodwill and $180 million in net acquired intangible assets on our balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of acquired intangible assets, may have a significant negative impact on our future financial results.

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

Tables of Contents

Our current revolving credit facility imposes restrictions on us, including restrictions on our ability to create liens on our assets and the ability of our subsidiaries to incur indebtedness, and require us to maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control. In addition, our short- and long-term debt includes covenants that may adversely affect our ability to incur certain liens or engage in certain types of sale and leaseback transactions. If we breach any of the covenants under our short- and long-term debt or our revolving credit facility and do not obtain a waiver from the lenders, then, subject to applicable cure periods, any outstanding indebtedness may be declared immediately due and payable.

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

The laws relating to the liability of online services companies for information such as online content disseminated through their services are subject to frequent challenges. In spite of settled law in the U.S., claims are made against online services companies by parties who disagree with the content. Where our online content is accessed on the internet outside of the U.S., challenges may be brought under foreign laws which do not provide the same protections for online services companies as in the U.S. These challenges in either U.S. or foreign jurisdictions may rise to legal claims alleging defamation, libel, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through the services. Certain of our services include content generated by users of our online services. Although this content is not generated by us, claims of defamation or other injury may be made against us for that content. Any costs incurred as a result of this potential liability may harm our business.

Our stock price may be volatile and your investment could lose value.
Our stock price is subject to changes in recommendations or earnings estimates by financial analysts, changes in investors' or analysts' valuation measures for our stock, our credit ratings and market trends unrelated to our performance. Furthermore, speculation in the press or investment community about our strategic position, financial condition, results of operations, business or security of our products, can cause changes in our stock price. These factors, as well as general economic and political conditions and the timing of announcements in the public market regarding new products, product enhancements or technological advances by our competitors or us, and any announcements by us of acquisitions, major transactions, or management changes may adversely affect our stock price. Further, any changes in the amounts or frequency of share repurchases or dividends may also adversely affect our stock price. A significant drop in our stock price could expose us to the risk of securities class actions lawsuits, which may result in substantial costs and divert management's attention and resources, which may adversely affect our business.

Our business depends on our strong reputation and the value of our brands.

Developing and maintaining awareness of our brands is critical to achieving widespread acceptance of our existing and future products and services and is an important element in attracting new customers. Adverse publicity (whether or not justified) relating to events or activities attributed to us, our employees or agents may tarnish our reputation and reduce the value of our brands. Damage to our reputation and loss of brand equity may reduce demand for our products and services and thus have an adverse effect on our future financial results, as well as require additional resources to rebuild our reputation and restore the value of the brands.

Tables of Contents

ITEM 1B
UNRESOLVED STAFF COMMENTS

None.

ITEM 2
PROPERTIES

Our principal locations, their purposes and the expiration dates for the leases on facilities at those locations as of July 31, 2011 are shown in the table below. We have renewal options on many of our leases.

Location	Purpose	Approximate Square Feet	Principal Lease Expiration Dates

Mountain View and Menlo Park, California	Principal offices, corporate headquarters and headquarters for Financial Management Solutions and Employee Management Solutions businesses	754,000	2012 - 2026
San Diego, California	Headquarters for Consumer Tax business, general office space and data center	537,000	2012 - 2017
Quincy, Washington	Primary data center	240,000	Owned
Woodland Hills and Westlake Village, California	Headquarters for Payment Solutions and Financial Services businesses and data centers	239,000	2013 - 2018
Plano, Texas	Headquarters for Accounting Professionals business and data center	166,000	2026
Bangalore, India	Headquarters for Intuit India	164,000	2012 - 2015

We also lease or own facilities in a number of smaller domestic locations and internationally in Canada, the United Kingdom, Singapore and several other locations. We believe our facilities are suitable and adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed. See Note 10 to the financial statements in Item 8 of this report for more information about our lease commitments.

ITEM 3
LEGAL PROCEEDINGS

Intuit is subject to certain routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business, including assertions that we may be infringing patents or other intellectual property rights of others. We currently believe that, in addition to any amounts accrued, the amount of potential losses, if any, for any pending claims of any type (either alone or combined) will not have a material impact on our consolidated financial statements. The ultimate outcome of any litigation is uncertain and, regardless of outcome, litigation can have an adverse impact on Intuit because of defense costs, negative publicity, diversion of management resources and other factors. Our failure to obtain necessary license or other rights, or litigation arising out of intellectual property claims could adversely affect our business.

ITEM 4
RESERVED

Tables of Contents

PART II

ITEM 5
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Intuit’s common stock is quoted on the NASDAQ Global Select Market under the symbol “INTU.” The following table shows the range of high and low sale prices reported on the NASDAQ Global Select Market for the periods indicated. The closing price of Intuit’s common stock on August 31, 2011 was $49.33.

	High	Low
Fiscal year ended July 31, 2010
First quarter	$31.29	$27.20
Second quarter	31.97	28.79
Third quarter	36.43	29.00
Fourth quarter	40.00	33.24

Fiscal year ended July 31, 2011
First quarter	$48.31	$38.05
Second quarter	50.54	44.19
Third quarter	56.40	46.98
Fourth quarter	56.46	46.36

Stockholders

As of August 31, 2011 we had approximately 700 record holders and approximately 177,000 beneficial holders of our common stock.

Dividends

Historically, Intuit never paid any cash dividends on its common stock. We followed a disciplined capital allocation process that funds internal development of offerings and services, enables external investment in skills, technologies or companies that accelerate our growth, and returns funds not used in the business to shareholders through our stock repurchase program. In August 2011 our Board of Directors declared the first cash dividend in our history of $0.15 per share of outstanding common stock payable on October 18, 2011 to stockholders of record at the close of business on October 10, 2011. We currently expect to continue paying comparable cash dividends on a quarterly basis; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Recent Sales of Unregistered Securities

None.

Tables of Contents

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Stock repurchase activity during the three months ended July 31, 2011 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans

May 1, 2011 through May 31, 2011	727,500	$53.21	727,500	$851,341,755
June 1, 2011 through June 30, 2011	4,157,097	$50.83	4,157,097	$640,053,301
July 1, 2011 through July 31, 2011	—	$—	—	$640,053,301
Total	4,884,597	$51.18	4,884,597

Notes:

1.
All shares purchased as part of publicly announced plans during the three months ended July 31, 2011 were purchased under a plan we announced on August 19, 2010 under which we were authorized to repurchase up to $2 billion of our common stock from time to time over a three-year period ending on August 16, 2013. At July 31, 2011, authorization from our Board of Directors to expend up to $640 million remained available under that plan. On August 18, 2011 we announced a new stock repurchase program under which we are authorized to repurchase up to an additional $2 billion of our common stock from time to time over a three-year period ending on August 15, 2014.

Tables of Contents

Company Stock Price Performance

The graph below compares the cumulative total stockholder return on Intuit common stock for the last five full fiscal years with the cumulative total returns on the S&P 500 Index and the Morgan Stanley Technology Index for the same period. The graph assumes that $100 was invested in Intuit common stock and in each of the other indices on July 31, 2006 and that all dividends were reinvested. Intuit did not pay cash dividends during this period. The comparisons in the graph below are based on historical data — with Intuit common stock prices based on the closing price on the dates indicated — and are not intended to forecast the possible future performance of Intuit’s common stock.

	7/06	7/07	7/08	7/09	7/10	7/11
Intuit Inc.	100.00	92.78	88.53	96.21	128.77	151.28
S&P 500	100.00	116.13	103.25	82.64	94.07	112.56
Morgan Stanley Technology	100.00	137.24	131.98	117.74	131.34	156.98

Tables of Contents

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

During fiscal 2007 and fiscal 2008 we transitioned certain outsourced payroll customers in connection with a sale of assets to Automatic Data Processing, Inc. (ADP). In addition, we sold our Intuit Distribution Management Solutions business in fiscal 2008 and our Intuit Real Estate Solutions business in fiscal 2010. We accounted for these two businesses as discontinued operations and, accordingly, we have reclassified the selected financial data for all periods presented to reflect them as such.

To better understand the information in these tables, investors should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report, and the financial statements and related notes in Item 8 of this report.

Consolidated Statement of Operations Data	Fiscal
(In millions, except per share amounts)	2011	2010	2009	2008	2007

Total net revenue	$3,851	$3,455	$3,109	$2,993	$2,606
Total costs and expenses	2,844	2,592	2,426	2,349	1,976
Operating income from continuing operations	1,007	863	683	644	630

Total share-based compensation expense included in total costs and expenses	153	134	130	111	75

Net income from continuing operations	634	539	447	447	439
Net income from discontinued operations	—	35	—	30	1
Net income	634	574	447	477	440

Net income per common share:
Basic net income per share from continuing operations	$2.07	$1.71	$1.39	$1.36	$1.28
Basic net income per share from discontinued operations	—	0.11	—	0.09	—
Basic net income per share	$2.07	$1.82	$1.39	$1.45	$1.28

Diluted net income per share from continuing operations	$2.00	$1.66	$1.35	$1.32	$1.24
Diluted net income per share from discontinued operations	—	0.11	—	0.09	—
Diluted net income per share	$2.00	$1.77	$1.35	$1.41	$1.24

Tables of Contents

Consolidated Balance Sheet Data	At July 31,
(In millions)	2011	2010	2009	2008	2007

Cash, cash equivalents and investments	$1,421	$1,622	$1,347	$828	$1,303
Long-term investments	63	91	97	288	—
Working capital	449	1,074	884	307	792
Total assets	5,110	5,198	4,826	4,667	4,252
Current portion of long-term debt	500	—	—	—	—
Long-term debt	499	998	998	998	998
Other long-term obligations	190	158	187	122	57
Total stockholders’ equity	2,616	2,821	2,557	2,080	2,036

ITEM 7
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) includes the following sections:

•	Executive Overview that discusses at a high level our operating results and some of the trends that affect our business.

•	Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments underlying our financial statements.

•	Results of Operations that includes a more detailed discussion of our revenue and expenses.

•	Liquidity and Capital Resources which discusses key aspects of our statements of cash flows, changes in our balance sheets and our financial commitments.

You should note that this MD&A discussion contains forward-looking statements that involve risks and uncertainties. Please see the section entitled “Forward-Looking Statements and Risk Factors” at the beginning of Item 1A for important information to consider when evaluating such statements.

You should read this MD&A in conjunction with the financial statements and related notes in Item 8 of this report. In fiscal 2009 we acquired PayCycle, Inc. and in fiscal 2010 we acquired Mint Software Inc. and Medfusion, Inc. We have included the results of operations for each of them in our consolidated results of operations from their respective dates of acquisition.

We have reclassified our financial statements for all periods presented to reflect our Intuit Real Estate Solutions business as discontinued operations. See “Results of Operations — Discontinued Operations” later in this Item 7 for more information. Unless otherwise noted, the following discussion pertains only to our continuing operations.

Executive Overview

This overview provides a high level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important in order to understand our financial results for fiscal 2011 as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Annual Report on Form 10-K.

Overview of Financial Results

Total net revenue for fiscal 2011 was $3.9 billion, an increase of 11% compared with fiscal 2010. Our Small Business Group and our Consumer Tax segment were the key drivers of revenue growth. Revenue from our Small Business Group increased 12% compared with fiscal 2010 due to growth in connected services offerings and improved offering mix. Revenue from our Consumer Tax segment increased 13% compared with fiscal 2010 due to growth in TurboTax Online federal units. Operating income from continuing operations increased 17% in fiscal 2011 compared with fiscal 2010 due to higher revenue partially offset by higher costs and expenses. Cost of revenue as a percentage of total revenue was slightly lower in fiscal 2011 compared with fiscal 2010 due to growth in TurboTax Online units and lower amortization expense. Operating expenses were

Tables of Contents

higher due to increases in spending for staffing expenses and marketing programs, the addition of operating expenses for acquired businesses, higher share-based compensation expenses, and a goodwill and intangible asset impairment charge. Net income from continuing operations increased 18% in fiscal 2011 compared with fiscal 2010, in line with the increase in operating income. Diluted net income per share from continuing operations for fiscal 2011 increased 20% to $2.00 as a result of the increase in net income and the decline in weighted average diluted shares compared with fiscal 2010.

We ended fiscal 2011 with cash, cash equivalents and investments totaling $1.4 billion. In fiscal 2011 we generated cash from operations, from net sales of investments, and from the issuance of common stock under employee stock plans. During the same period we used cash for the repurchase of shares of our common stock under our stock repurchase programs and for capital expenditures. At July 31, 2011, authorization from our Board of Directors to expend up to $640 million remained available under the existing program for stock repurchases through August 16, 2013. On August 18, 2011 we announced a new stock repurchase program under which we are authorized to repurchase up to an additional $2 billion of our common stock from time to time over a three-year period ending on August 15, 2014. In August 2011 our Board of Directors declared the first cash dividend in our history of $0.15 per share of outstanding common stock payable on October 18, 2011 to stockholders of record at the close of business on October 10, 2011.

Seasonality

Our QuickBooks, Consumer Tax and Accounting Professionals offerings are highly seasonal. Revenue from our QuickBooks software products tends to be highest during our second and third fiscal quarters. Sales of income tax preparation products and services are heavily concentrated in the period from November through April. In our Consumer Tax business, a greater proportion of our revenue has been occurring later in this seasonal period due in part to the growth in sales of TurboTax Online, for which revenue is recognized upon printing or electronic filing of a tax return. The seasonality of our Consumer Tax and Accounting Professionals revenue is also affected by the timing of the availability of tax forms from taxing agencies and the ability of those agencies to receive electronic tax return submissions. Delays in the availability of tax forms or the ability of taxing agencies to receive submissions can cause revenue to shift from our second fiscal quarter to future fiscal quarters.
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

Revenue Recognition

We derive revenue from the sale of packaged software products, software subscriptions, hosted services, technical support plans, financial supplies, implementation services, transaction fees, merchant services hardware, and multiple element arrangements that may include a combination of these items. We follow the appropriate revenue recognition rules for each type of revenue. For additional information, see “Revenue Recognition” in Note 1 to the financial statements in Item 8 of this report. We generally recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collectibility is probable. However, determining whether and when some of these criteria have been satisfied often involves exercising judgment and using estimates that can have a significant impact on the timing and amount of revenue we report. For example, for multiple element arrangements containing only software and software-related elements, we must exercise judgment and use estimates in order to (1) allocate the total price among the various elements we must deliver; (2) determine whether undelivered services are essential to the functionality of the delivered products and services; (3) determine whether vendor-specific evidence of fair value exists for each undelivered element; and (4) determine whether and when each element has been delivered. For multiple element arrangements containing both software and non-software elements, we must exercise judgment and use estimates in order to (1) determine whether and when each element has been delivered; (2) determine the fair value of each element using the selling price hierarchy of vendor-specific evidence of fair value (VSOE) of fair value if available, third-party evidence (TPE) if VSOE is not available, and estimated selling price (ESP) if neither VSOE nor TPE is available; and (3) allocate the total price among the various elements based on the relative selling price method. If we were to change any of these judgments or estimates, it could cause a material

Tables of Contents

increase or decrease in the amount of revenue that we report in a particular period. Amounts for fees collected or invoiced and due relating to arrangements where revenue cannot be recognized are reflected on our balance sheet as deferred revenue and recognized when the applicable revenue recognition criteria are satisfied.

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

In the past, actual returns and rebates have not differed significantly from the reserves that we have established. However, actual returns and rebates in any future period are inherently uncertain. If we were to change our assumptions and estimates, our revenue reserves would change, which would impact the net revenue we report. If actual returns and rebates are significantly greater than the reserves we have established, the actual results would decrease our future reported revenue. Conversely, if actual returns and rebates are significantly less than our reserves, this would increase our future reported revenue. For example, if we had increased our fiscal 2011 returns reserves by 1% of non-consignment sales to retailers for QuickBooks, TurboTax and Quicken, our total net revenue for fiscal 2011 would have been about $3 million lower.

Allowance for Doubtful Accounts

We make ongoing assumptions relating to the collectibility of our accounts receivable. The accounts receivable amounts presented on our balance sheets include reserves for accounts that might not be paid. In determining the amount of these reserves, we consider our historical level of credit losses. We also make judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and we assess current economic trends that might impact the level of credit losses in the future. Our reserves have generally been adequate to cover our actual credit losses. However, since we cannot reliably predict future changes in the financial stability of our customers, we cannot guarantee that our reserves will continue to be adequate. If actual credit losses are significantly greater than the reserve we have established, that would increase our general and administrative expenses and reduce our reported net income. Conversely, if actual credit losses are significantly less than our reserve, this would eventually decrease our general and administrative expenses and increase our reported net income. We had a total of $191 million in gross accounts receivable and an allowance for doubtful accounts of $20 million on our balance sheet at July 31, 2011.

Fair Value of Investments

As described in Note 2 to the financial statements in Item 8 of this report, we estimate the fair value of our available-for-sale securities each quarter. These investments consist of cash equivalents, municipal bonds, U.S. treasury securities, U.S. agency securities, corporate notes and municipal auction rate securities. Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. When identical or similar assets are traded in active markets, the level of judgment required to estimate their fair value is relatively low. This is generally true for our cash equivalents, which we consider to be Level 1 assets, and our municipal bonds, U.S. agency securities and corporate notes, which we consider to be Level 2 assets. However, significant judgment is required to estimate the fair value of assets and liabilities when observable inputs are not available (Level 3). For example, we use a discounted cash flow model to estimate the fair value of our municipal auction rate securities because we have determined that the market for those securities is

Tables of Contents

inactive. We based this determination on the fact that due to a decrease in liquidity in the global credit markets, regularly scheduled auctions for the municipal auction rate securities we hold have generally failed since February 2008. Some of the key inputs to our discounted cash flow model are inherently uncertain. The key inputs include projected future interest rates; the likely timing of principal repayments; the probability of full repayment; publicly available pricing data for recently issued similar securities that are not subject to auctions; and the impact of the reduced liquidity for auction rate securities. At July 31, 2011, we held a total of $59 million in municipal auction rate securities.

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

Business Combinations

As described in Note 1, “Description of Business and Summary of Significant Accounting Policies — Business Combinations,” in Item 8 of this report, under the acquisition method of accounting we generally recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree at their fair values as of the date of acquisition. We measure goodwill as the excess of consideration transferred, which we also measure at fair value, over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. The acquisition method of accounting requires us to exercise judgment and make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets, deferred tax asset valuation allowances, liabilities related to uncertain tax positions, and contingencies. This method also requires us to refine these estimates over a one-year measurement period to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to retroactively adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could materially decrease our operating income and net income and result in lower asset values on our balance sheet.

Significant estimates and assumptions that we must make in estimating the fair value of acquired technology, customer lists, and other identifiable intangible assets include future cash flows that we expect to generate from the acquired assets. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could record impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could be accelerated or slowed.

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

As described in Note 1 to the financial statements in Item 8 of this report, in order to estimate the fair value of goodwill we use a weighted combination of a discounted cash flow model (known as the income approach) and comparisons to publicly traded companies engaged in similar businesses (known as the market approach). The income approach requires us to use a number of assumptions, including market factors specific to the business, the amount and timing of estimated future cash flows to be generated by the business over an extended period of time, long-term growth rates for the business, and a rate of return that considers the relative risk of achieving the cash flows and the time value of money. We evaluate cash flows at the reporting unit level and the number of reporting units that we have identified may make impairment more probable than it would be at a company with fewer reporting units and more integrated operations following acquisitions. Although the assumptions we use in our discounted cash flow model are consistent with the assumptions we use to generate our internal strategic plans and forecasts, significant judgment is required to estimate the amount and timing of future cash flows from each reporting unit and the relative risk of achieving those cash flows. When using the market approach, we make judgments about the comparability of publicly traded companies engaged in similar businesses. We base our judgments on factors such as size, growth rates, profitability, risk, and return on investment. We also make judgments when adjusting market multiples of revenue, operating

Tables of Contents

income, and earnings for these companies to reflect their relative similarity to our own businesses. We had a total of $1.9 billion in goodwill on our balance sheet at July 31, 2011. See Note 5 to the financial statements in Item 8 of this report for a summary of goodwill by reportable segment.

We estimate the recoverability of acquired intangible assets and other long-lived assets that have finite useful lives by comparing the carrying amount of the asset to the future undiscounted cash flows that we expect the asset to generate. In order to estimate the fair value of those assets, we estimate the present value of future cash flows from those assets. The key assumptions that we use in our discounted cash flow model are the amount and timing of estimated future cash flows to be generated by the asset over an extended period of time and a rate of return that considers the relative risk of achieving the cash flows and the time value of money. Significant judgment is required to estimate the amount and timing of future cash flows and the relative risk of achieving those cash flows. We also make judgments about the remaining useful lives of acquired intangible assets and other long-lived assets that have finite lives. We had a total of $180 million in net acquired intangible assets on our balance sheet at July 31, 2011.

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

In the fourth quarter of fiscal 2011 we performed our annual goodwill impairment test. As described in Note 1, “Description of Business and Summary of Significant Accounting Policies – Goodwill, Acquired Intangible Assets and Other Long-Lived Assets,” in step one of that test we compared the estimated fair value of each reporting unit to its carrying value. The estimated fair values of all of our reporting units except Intuit Health exceeded their carrying values and we concluded that they were not impaired. During this analysis we also concluded that the estimated fair values of all of our reporting units except Intuit Health substantially exceeded their carrying values. We completed step two of the test for our Intuit Health reporting unit and determined that the goodwill and acquired intangible assets associated with it were impaired. Consequently, we recorded a goodwill and intangible asset impairment charge of approximately $30 million in fiscal 2011. See Note 2, "Fair Value Measurements - Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis," for more information.

As discussed above, estimates of fair value for all of our reporting units can be affected by a variety of external and internal factors. The market for online patient-to-provider communication solutions is dynamic and competition is intense. Circumstances that negatively affected our estimate of the fair value of our Intuit Health reporting unit included unforeseen delays in developing high quality, timely offerings and marketing them effectively. If we experience further delays the fair value of our Intuit Health reporting unit could decline further and we may be required to record additional goodwill and intangible asset impairment charges in the future.

Accounting for Share-Based Compensation Plans

At July 31, 2011, there was $307 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans which we will amortize to expense in the future. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.4 years.

We use a lattice binomial model and the assumptions described in Note 12 to the financial statements in Item 8 of this report to estimate the fair value of stock options granted. We estimate the expected term of options granted based on implied exercise patterns using a binomial model. We estimate the volatility of our common stock at the date of grant based on the implied volatility of publicly traded one-year and two-year options on our common stock. Our decision to use implied volatility is based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. We base the risk-free interest rate that we use in our option valuation model on the implied yield in effect at the time of option grant on constant maturity U.S. Treasury issues with equivalent remaining terms. In the past, we never paid any cash dividends on our common stock and we did not anticipate paying any cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero in our option valuation model. In July 2011 we determined that it was probable that we would pay cash dividends in the future and as a result we began using an expected dividend yield in our option valuation model. See "Dividends" in Item 5 of this report for more information. We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based

Tables of Contents

compensation expense only for those awards that are expected to vest. We amortize the fair value of options on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. We may elect to use different assumptions under our option valuation model in the future, which could materially affect our net income or loss and net income or loss per share.

Restricted stock units (RSUs) granted typically vest based on continued service. Prior to July 2011, we valued these time-based RSUs at the date of grant using the intrinsic value method, adjusted for estimated forfeitures. Certain RSUs granted to senior management vest based on the achievement of pre-established performance or market goals. Prior to July 2011, we estimated the fair value of performance-based RSUs at the date of grant using the intrinsic value method and the probability that the specified performance criteria would be met, adjusted for estimated forfeitures. As discussed above, in July 2011 we determined that it was probable that we would pay cash dividends in the future. Since RSU holders are not entitled to dividends, starting in July 2011 we began reducing the market price of our stock on the date of grant, which is used in the intrinsic value method, by the present value of the dividends expected to be paid on the shares during the vesting period, discounted at the appropriate risk-free interest rate. We amortize the fair value of time-based RSUs on a straight-line basis adjusted for estimated forfeitures over the restriction period. We amortize the fair values of performance-based RSUs over the requisite service period adjusted for estimated forfeitures for each separately vesting tranche of the award. We estimate the fair value of market-based RSUs at the date of grant using a Monte Carlo valuation methodology and amortize those fair values over the requisite service period adjusted for estimated forfeitures for each separately vesting tranche of the award.

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

At July 31, 2011, we had net deferred tax assets of $149 million which included a valuation allowance of $8 million for certain state and foreign net operating loss carryforwards. We recorded the valuation allowance to reflect uncertainties about whether we will be able to utilize some of our deferred tax assets before they expire. The valuation allowance is based on our estimates of taxable income for the jurisdictions in which we operate and the period over which our deferred tax assets will be realizable. While we have considered future taxable income in assessing the need for a valuation allowance, we could in the future be required to increase the valuation allowance to take into account additional deferred tax assets that we may be unable to realize. An increase in the valuation allowance would have an adverse impact, which could be material, on our income tax provision and net income in the period in which we record the increase.

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

Tables of Contents

positions could result in material increases or decreases in our income tax expense in the period in which we make the change, which could have a material impact on our effective tax rate and operating results.

Results of Operations

Financial Overview

(Dollars in millions, except per share amounts)	Fiscal 2011	Fiscal 2010	Fiscal 2009	2011-2010 % Change	2010-2009 % Change

Total net revenue	$3,851	$3,455	$3,109	11%	11%
Operating income from continuing operations	1,007	863	683	17%	26%
Net income from continuing operations	634	539	447	18%	21%
Diluted net income per share from continuing operations	$2.00	$1.66	$1.35	20%	23%

Fiscal 2011 Compared with Fiscal 2010
Total net revenue increased $396 million or 11% in fiscal 2011 compared with fiscal 2010, driven by revenue growth in our Small Business Group and our Consumer Tax segment. In our Small Business Group, revenue was up 12%. Financial Management Solutions segment revenue increased 15% due to growth in QuickBooks Online, QuickBooks Enterprise, and Intuit Websites revenue and to a lesser extent to higher QuickBooks desktop revenue. Employee Management Solutions segment revenue increased 10% due to favorable offering mix, improved customer adoption of payroll direct deposit services, and price increases for desktop payroll customers. Payment Solutions segment revenue increased 11% due to growth in the merchant customer base and slightly higher transaction volume per merchant. In our Tax businesses, Consumer Tax segment revenue increased 13% due to 12% growth in total TurboTax federal units that was driven by 20% higher TurboTax Online federal units. Accounting Professionals segment revenue increased 7% due to price increases, increased pay-per-return usage, and new offerings. Financial Services segment revenue increased 4% due to growth in bill-pay revenue partially offset by the effect of the sale of that segment's lending business in the fourth quarter of fiscal 2010. Other Businesses segment revenue increased 15% due to strong performance in our Canadian and United Kingdom small business offerings and our fiscal 2010 acquisitions of Mint and Medfusion.
Operating income from continuing operations increased 17% in fiscal 2011 compared with fiscal 2010. Total cost of revenue as a percent of revenue decreased slightly due to growth in TurboTax Online units and $32 million lower expense for amortization of acquired intangible assets. Total operating expenses were $234 million higher in the fiscal 2011 period, including about $74 million for higher staffing expenses, about $47 million for higher marketing program expenses in our Small Business Group and our Consumer Tax segment, about $70 million due to operating expenses for Mint and Medfusion, and about $20 million for higher share-based compensation expense. We also recorded a $30 million goodwill and intangible asset impairment charge for our Intuit Health reporting unit during fiscal 2011. See “Cost of Revenue” and “Operating Expenses” later in this Item 7 for more information.
Net income from continuing operations increased 18% in fiscal 2011 compared with fiscal 2010, in line with the increase in operating income for that period. Diluted net income per share from continuing operations for fiscal 2011 increased 20% to $2.00 as a result of the increase in net income and the decline in weighted average diluted shares compared with fiscal 2010.

Fiscal 2010 Compared with Fiscal 2009

Total net revenue increased $346 million or 11% in fiscal 2010 compared with fiscal 2009. In our Small Business Group, Financial Management Solutions segment revenue increased 6% due to strength in Intuit Websites and higher average selling prices for QuickBooks. Employee Management Solutions segment revenue increased 15% due to our July 2009 acquisition of PayCycle and price increases for desktop payroll customers. Payment Solutions segment revenue increased 8% due to growth in the merchant customer base, partially offset by lower transaction volume per merchant. In our Tax businesses, Consumer Tax segment revenue increased 15% due to 19% growth in TurboTax Online units. Accounting Professionals segment revenue grew 6% due to price increases. Financial Services segment revenue increased 7% due to growth in bill-pay end users and transaction volumes and new offerings. Other Businesses segment revenue increased 22% due to higher Quicken revenue and a favorable currency impact in our Canadian business.

Tables of Contents

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

Net income from continuing operations increased 21% in fiscal 2010 compared with fiscal 2009. Our effective tax rate for fiscal 2010 was approximately 34% and our effective tax rate for fiscal 2009 was approximately 31%. See “Income Taxes” later in this Item 7 for more information on the discrete tax items that affected both of these effective tax rates. Diluted net income per share from continuing operations for fiscal 2010 increased 23% to $1.66 as a result of the increase in net income and the decline in weighted average diluted shares compared with fiscal 2009.

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

Segment operating income is segment net revenue less segment cost of revenue and operating expenses. Segment expenses do not include certain costs, such as corporate selling and marketing, product development, and general and administrative expenses and share-based compensation expenses, which are not allocated to specific segments. These unallocated costs totaled $685 million in fiscal 2011, $609 million in fiscal 2010 and $514 million in fiscal 2009. Unallocated costs increased in fiscal 2011 compared with fiscal 2010 due to increases in corporate selling and marketing expenses in support of the growth of our businesses and higher share-based compensation expense. Segment expenses also do not include amortization of acquired technology, amortization of other acquired intangible assets, and goodwill and intangible asset impairment charges. See Note 15 to the financial statements in Item 8 of this report for reconciliations of total segment operating income to consolidated operating income for each fiscal year presented.

We calculate revenue growth rates and segment operating margin figures using dollars in thousands. Those results may vary slightly from figures calculated using the dollars in millions presented.

Financial Management Solutions

(Dollars in millions)	Fiscal 2011	Fiscal 2010	Fiscal 2009	2011-2010 % Change	2010-2009 % Change
Product revenue	$405	$382	$383
Service and other revenue	296	229	196
Total segment revenue	$701	$611	$579	15%	6%
% of total revenue	18%	18%	19%

Segment operating income	$220	$152	$113	44%	34%
% of related revenue	31%	25%	20%

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

Fiscal 2011 Compared with Fiscal 2010

FMS total net revenue increased $90 million or 15% in fiscal 2011 compared with fiscal 2010. Higher FMS revenue in fiscal 2011 was driven by strong growth in QuickBooks Online, QuickBooks Enterprise, and Intuit Websites revenue, and to a lesser extent by growth in QuickBooks desktop revenue. Higher average selling prices for QuickBooks offerings more than offset a 9% decline in total QuickBooks software units for fiscal 2011.

Tables of Contents

FMS segment operating income as a percentage of related revenue increased to 31% in fiscal 2011 from 25% in fiscal 2010. Segment operating income increased in fiscal 2011 due to the increase in revenue described above, $13 million in lower staffing expenses, and cost of product revenue efficiencies, partially offset by about $11 million in higher expenses for advertising and other marketing programs.

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

FMS segment operating income as a percentage of related revenue increased to 25% in fiscal 2010 from 20% in fiscal 2009 due to the increase in revenue described above, partially offset by higher cost of revenue and customer service expenses associated with growth in Intuit Websites. Fiscal 2010 segment operating income also benefited from a decrease of about $16 million in staffing expenses compared with fiscal 2009.

Employee Management Solutions

(Dollars in millions)	Fiscal 2011	Fiscal 2010	Fiscal 2009	2011-2010 % Change	2010-2009 % Change
Product revenue	$261	$249	$237
Service and other revenue	196	169	128
Total segment revenue	$457	$418	$365	10%	15%
% of total revenue	12%	12%	12%

Segment operating income	$271	$253	$208	7%	22%
% of related revenue	59%	60%	57%

Employee Management Solutions (EMS) product revenue is derived primarily from QuickBooks Basic Payroll and QuickBooks Enhanced Payroll, which are products sold on a subscription basis that offer payroll tax tables, payroll reports, federal and state payroll tax forms, and electronic tax payment and filing to small businesses that prepare their own payrolls. EMS service and other revenue is derived primarily from QuickBooks Online Payroll, QuickBooks Assisted Payroll, Intuit Online Payroll, Intuit Full Service Payroll, fees for direct deposit services, and fees for other small business payroll and employee management services. Service and other revenue for this segment also includes interest earned on funds held for customers.

Fiscal 2011 Compared with Fiscal 2010

EMS total net revenue increased $39 million or 10% in fiscal 2011 compared with fiscal 2010. Revenue was higher in fiscal 2011 due to more customers choosing our Enhanced desktop payroll and online payroll solutions, improved customer adoption of payroll direct deposit services, and price increases for desktop payroll customers. At July 31, 2011 total payroll customers were up 2% while online payroll customers were up 13% compared with July 31, 2010.

EMS segment operating income as a percentage of related revenue decreased slightly to 59% in fiscal 2011 from 60% in fiscal 2010. Revenue growth as described above was partially offset by higher cost of revenue associated with offering mix.

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

Tables of Contents

Payment Solutions

(Dollars in millions)	Fiscal 2011	Fiscal 2010	Fiscal 2009	2011-2010 % Change	2010-2009 % Change
Product revenue	$31	$31	$28
Service and other revenue	317	282	263
Total segment revenue	$348	$313	$291	11%	8%
% of total revenue	9%	9%	9%

Segment operating income	$64	$67	$31	(3%)	112%
% of related revenue	19%	21%	11%

Payment Solutions product revenue is derived primarily from Point of Sale solutions. Payment Solutions service revenue is derived primarily from merchant services for small businesses that include credit card, debit card, electronic benefits, and gift card processing services; check verification, check guarantee and electronic check conversion, including automated clearing house (ACH) and Check 21 capabilities; from Web-based transaction processing services for online merchants; and from GoPayment mobile payment processing services.

Fiscal 2011 Compared with Fiscal 2010

Payment Solutions total net revenue increased $35 million or 11% in fiscal 2011 compared with fiscal 2010, driven by 11% growth in the merchant customer base. Transaction volume per merchant increased 1% in fiscal 2011 compared with fiscal 2010.
Payment Solutions segment operating income as a percentage of related revenue decreased to 19% in fiscal 2011 from 21% in fiscal 2010 due to higher interchange fees in cost of revenue and higher expenses for staffing and advertising and other marketing programs, which more than offset the increase in revenue described above.

Fiscal 2010 Compared with Fiscal 2009

Payment Solutions total net revenue increased $22 million or 8% in fiscal 2010 compared with fiscal 2009, driven by 15% growth in the merchant customer base. Transaction volume per merchant declined 3% in fiscal 2010 compared with fiscal 2009, reflecting continued lower levels of consumer spending.

Payment Solutions segment operating income as a percentage of related revenue increased to 21% in fiscal 2010 from 11% in fiscal 2009. In fiscal 2010, segment operating income was higher due to the increase in revenue described above and decreases of about $9 million in the allocation of facilities expenses and about $8 million in staffing expenses.

Consumer Tax

(Dollars in millions)	Fiscal 2011	Fiscal 2010	Fiscal 2009	2011-2010 % Change	2010-2009 % Change
Product revenue	$261	$275	$256
Service and other revenue	1,037	871	740
Total segment revenue	$1,298	$1,146	$996	13%	15%
% of total revenue	34%	33%	32%

Segment operating income	$850	$746	$629	14%	19%
% of related revenue	65%	65%	63%

Consumer Tax product revenue is derived primarily from TurboTax federal and state consumer and small business desktop tax return preparation software. Consumer Tax service and other revenue is derived primarily from TurboTax Online tax return preparation services and electronic tax filing services.

Tables of Contents

Fiscal 2011 Compared with Fiscal 2010

Consumer Tax total net revenue increased $152 million or 13% in fiscal 2011 compared with fiscal 2010. Total TurboTax federal units were up 12% in that period, driven by TurboTax Online federal unit growth of 20%. Online federal units represented approximately 75% of total federal TurboTax units for the 2010 consumer tax season, up from approximately 70% for the 2009 tax season.
Consumer Tax segment operating income as a percentage of related revenue was flat at 65% in fiscal 2011 and in fiscal 2010. The revenue increase described above was partially offset by higher costs and expenses, including about $29 million in higher expenses for advertising and other marketing programs.

Fiscal 2010 Compared with Fiscal 2009

Consumer Tax total net revenue increased $150 million or 15% in fiscal 2010 compared with fiscal 2009. Total federal TurboTax units were up 11% and TurboTax Online federal units grew 19% in fiscal 2010. Online federal units represented approximately 70% of total federal TurboTax units for the 2009 consumer tax season.

Consumer Tax segment operating income as a percentage of related revenue increased to 65% in fiscal 2010 from 63% in fiscal 2009. The growth in fiscal 2010 Consumer Tax revenue was partially offset by higher segment costs and expenses, including an increase of about $11 million in advertising and other marketing and sales expenses to support the launch and subsequent promotion of TurboTax 2009.

Accounting Professionals

(Dollars in millions)	Fiscal 2011	Fiscal 2010	Fiscal 2009	2011-2010 % Change	2010-2009 % Change
Product revenue	$340	$303	$322
Service and other revenue	59	70	30
Total segment revenue	$399	$373	$352	7%	6%
% of total revenue	10%	11%	11%

Segment operating income	$228	$210	$186	9%	13%
% of related revenue	57%	56%	53%

Accounting Professionals product revenue is derived primarily from ProSeries and Lacerte professional tax preparation software products and from QuickBooks Premier Accountant Edition and ProAdvisor Program for professional accountants. Accounting Professionals service and other revenue is derived primarily from ProLine Tax Online tax return preparation services, electronic tax filing services, bank product transmission services and training services.

Fiscal 2011 Compared with Fiscal 2010

Accounting Professionals total net revenue increased $26 million or 7% in fiscal 2011 compared with fiscal 2010 due to price increases, increased pay-per-return usage, and new offerings such as ProLine Tax Online.
Accounting Professionals segment operating income as a percentage of related revenue increased slightly to 57% in fiscal 2011 from 56% in fiscal 2010. Higher revenue for the fiscal 2011 period was partially offset by modestly higher staffing and other operating expenses.

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

Tables of Contents

Financial Services

(Dollars in millions)	Fiscal 2011	Fiscal 2010	Fiscal 2009	2011-2010 % Change	2010-2009 % Change
Product revenue	$—	$—	$—
Service and other revenue	346	332	311
Total segment revenue	$346	$332	$311	4%	7%
% of total revenue	9%	10%	10%

Segment operating income	$83	$71	$69	17%	2%
% of related revenue	24%	21%	22%

Financial Services service and other revenue is derived primarily from outsourced online banking solutions that are hosted in our data centers and delivered as on-demand service offerings to banks and credit unions. Financial Services service and other revenue also includes fees for implementation services.

Fiscal 2011 Compared with Fiscal 2010

Financial Services total net revenue increased $14 million or 4% in fiscal 2011 compared with fiscal 2010. Revenue growth in fiscal 2011 was driven by higher bill-pay revenue, partially offset by the effect of the sale of this segment's lending business in the fourth quarter of fiscal 2010. Revenue from the lending business was less than $10 million for all of fiscal 2010. Bill-pay revenue grew due to a 15% increase in bill-pay end users and higher transaction volumes for fiscal 2011 compared with fiscal 2010. Continuing downward price pressure that resulted in lower revenue per user partially offset the effect of growth in the bill-pay end user customer base.

Financial Services segment operating income as a percentage of related revenue increased to 24% in fiscal 2011 from 21% in fiscal 2010 due to higher revenue partially offset by higher staffing expenses.

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

Other Businesses

(Dollars in millions)	Fiscal 2011	Fiscal 2010	Fiscal 2009	2011-2010 % Change	2010-2009 % Change
Product revenue	$183	$172	$150
Service and other revenue	119	90	65
Total segment revenue	$302	$262	$215	15%	22%
% of total revenue	8%	7%	7%

Segment operating income	$67	$64	$62	4%	5%
% of related revenue	22%	25%	29%

Other Businesses consist primarily of Quicken, Mint.com, Intuit Health, and our businesses in Canada, the United Kingdom, Singapore and India. Quicken product revenue is derived primarily from Quicken desktop software products. Quicken service and other revenue is derived primarily from fees from consumer online transactions and Quicken Loans trademark royalties.

Tables of Contents

Mint.com service revenue is derived primarily from lead generation fees. Intuit Health service revenue is derived from online patient-to-provider communication services and fees for implementation services. In Canada, product revenue is derived primarily from localized versions of QuickBooks and Quicken as well as consumer desktop tax return preparation software and professional tax preparation products. Service revenue in Canada consists primarily of revenue from payroll services and QuickBooks support plans. In the United Kingdom, product revenue is derived primarily from localized versions of QuickBooks and QuickBooks Payroll. Our newest international offerings include QuickBooks Online in Singapore and Intuit Money Manager, a mobile personal financial management service, in India.

Fiscal 2011 Compared with Fiscal 2010

Other Businesses total net revenue increased $40 million or 15% in fiscal 2011 compared with fiscal 2010 due to strong performance in our Canadian and United Kingdom small business offerings and our fiscal 2010 acquisitions of Mint and Medfusion. In addition, favorable currency impacts in our Canadian and United Kingdom businesses accounted for approximately three percentage points of Other Businesses revenue growth in fiscal 2011.
 Other Businesses segment operating income as a percentage of related revenue decreased to 22% in fiscal 2011 from 25% in fiscal 2010. Higher fiscal 2011 revenue as described above was offset by higher costs and expenses associated with our fiscal 2010 acquisitions of Mint and Medfusion and by our continued investment in emerging market opportunities.

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

Cost of Revenue

(Dollars in millions)	Fiscal 2011	% of Related Revenue	Fiscal 2010	% of Related Revenue	Fiscal 2009	% of Related Revenue

Cost of product revenue	$144	10%	$144	10%	$156	11%
Cost of service and other revenue	510	22%	460	23%	422	24%
Amortization of acquired technology	17	n/a	49	n/a	59	n/a
Total cost of revenue	$671	17%	$653	19%	$637	20%

Our cost of revenue has three components: (1) cost of product revenue, which includes the direct costs of manufacturing and shipping our desktop software products; (2) cost of service and other revenue, which reflects direct costs associated with providing services, including data center costs related to delivering online services; and (3) amortization of acquired technology, which represents the cost of amortizing developed technologies that we have obtained through acquisitions over their useful lives.

Fiscal 2011 Compared with Fiscal 2010

Cost of service and other revenue as a percentage of service and other revenue decreased slightly in fiscal 2011 compared with fiscal 2010 due to unit growth in TurboTax Online, which has relatively lower costs of revenue compared with our other service offerings.

Amortization of acquired technology decreased in fiscal 2011 compared with fiscal 2010 due to the completion of the amortization for certain Intuit Financial Services intangible assets that we acquired in fiscal 2007.

Tables of Contents

Fiscal 2010 Compared with Fiscal 2009

Cost of product revenue as a percentage of product revenue decreased slightly in fiscal 2010 compared with fiscal 2009 due to product mix. Cost of service and other revenue as a percentage of service and other revenue decreased slightly in fiscal 2010 compared with fiscal 2009 due to unit growth in TurboTax Online, which has relatively lower costs of revenue compared with our other service offerings.

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

Operating Expenses

(Dollars in millions)	Fiscal 2011	% of Total Net Revenue	Fiscal 2010	% of Total Net Revenue	Fiscal 2009	% of Total Net Revenue

Selling and marketing	$1,111	29%	$976	28%	$907	29%
Research and development	634	16%	573	17%	556	18%
General and administrative	354	9%	348	10%	284	9%
Amortization of other purchased intangible assets	44	1%	42	1%	42	1%
Goodwill and intangible asset impairment charge	30	1%	—	—%	—	—%
Total operating expenses	$2,173	56%	$1,939	56%	$1,789	57%
Fiscal 2011 Compared with Fiscal 2010

Total operating expenses as a percentage of total net revenue were flat at 56% in fiscal 2011 and in fiscal 2010. Revenue grew $396 million while total operating expenses increased $234 million in fiscal 2011. Total operating expenses increased about $74 million for staffing expenses, about $47 million for higher marketing program expenses in our Small Business Group and in our Consumer Tax segment, about $70 million for the operating expenses of acquired businesses, and about $20 million for higher share-based compensation expense. Share-based compensation expense increased because the market price of our common stock was higher at the time of our broad-based July 2010 grants of stock options and restricted stock units compared with the prior fiscal year. This increased the total fair value of these awards at the time of grant, which is being recognized as expense over the related service periods. In fiscal 2011 we also recorded a $30 million goodwill and intangible asset impairment charge for our Intuit Health reporting unit. See Note 2 to the financial statements in Item 8 of this report for more information.

Fiscal 2010 Compared with Fiscal 2009
Total operating expenses as a percentage of total net revenue decreased slightly to 56% in fiscal 2010 from 57% in fiscal 2009. Revenue grew $346 million and total operating expenses increased $150 million in fiscal 2010. Total operating expense increases included about $42 million due to higher expenses for incentive compensation that were directly related to our financial results and about $46 million for the operating expenses of acquired businesses.

Non-Operating Income and Expenses

Interest Expense

In March 2007 we issued $1 billion in senior notes. Interest expense of $60 million in fiscal 2011, $61 million in fiscal 2010, and $51 million in fiscal 2009 consisted primarily of interest on $500 million in principal amount of the senior notes at 5.40% and interest on $500 million in principal amount of the senior notes at 5.75%. The senior notes are due in March 2012 and March 2017 and are redeemable by Intuit at any time, subject to a make-whole premium.

Tables of Contents

Interest and Other Income

(In millions)	Fiscal 2011	Fiscal 2010	Fiscal 2009
Interest income	$10	$9	$21
Net gains (losses) on executive deferred compensation plan assets	6	4	(6)
Quicken Loans royalties and fees	—	—	8
Net foreign exchange gain (loss)	(1)	1	(1)
Other	4	(1)	(1)
Total interest and other income	$19	$13	$21

Interest and other income consists primarily of interest income and net gains and losses on executive deferred compensation plan assets. Higher average invested balances and higher interest rates resulted in slightly higher interest income in fiscal 2011 compared with fiscal 2010. The effect of lower interest rates more than offset the effect of higher average invested balances and resulted in lower interest income in fiscal 2010 compared with fiscal 2009. In accordance with authoritative guidance, we record gains and losses associated with executive deferred compensation plan assets in interest and other income and gains and losses associated with the related liabilities in operating expenses. The total amounts recorded in operating expenses generally offset the total amounts recorded in interest and other income. Total interest and other income for fiscal 2009 included royalties from a trademark license agreement that we entered into when we sold our Quicken Loans mortgage business in July 2002.

Income Taxes

Effective Tax Rate

Our effective tax rate for fiscal 2011 was approximately 34%. In that year we recorded a tax benefit of approximately $9 million related to the reinstatement of the federal research and experimentation credit through December 31, 2011 that was retroactive to January 1, 2010, offset almost entirely by the impact of a non-deductible charge related to the impairment of goodwill. Excluding those discrete items, our effective tax rate for that period was approximately 35% and did not differ significantly from the federal statutory rate of 35%. State income taxes were offset by the tax benefit we received from the domestic production activities deduction and the federal research and experimentation credit.

Our effective tax rate for fiscal 2010 was approximately 34%. In that year we recorded discrete tax benefits of approximately $20 million that were related to foreign tax credit benefits associated with the distribution of profits from certain of our non-U.S. subsidiaries and our plans to indefinitely reinvest substantially all remaining non-U.S. earnings in support of our international expansion plans. Excluding those discrete tax benefits, our effective tax rate for fiscal 2010 was approximately 36% and did not differ significantly from the federal statutory rate of 35%. State income taxes were substantially offset by the tax benefit we received from the domestic production activities deduction and the federal research and experimentation credit.

Our effective tax rate for fiscal 2009 was approximately 31%. In that year we recorded discrete tax benefits of approximately $18 million for a favorable agreement with a state tax authority with respect to certain tax years including years ended prior to fiscal 2009 and approximately $7 million for the reinstatement of the federal research and experimentation credit through December 31, 2009 that was retroactive to January 1, 2008. Excluding those discrete tax benefits, our effective tax rate for that period was approximately 35% and did not differ significantly from the federal statutory rate of 35%. State income taxes were offset by the tax benefit we received from the federal research and experimentation credit, the domestic production activities deduction, and tax exempt interest income.

See Note 11 to the financial statements in Item 8 of this report for more information about our effective tax rates.

Net Deferred Tax Assets

At July 31, 2011, we had net deferred tax assets of $149 million which included a valuation allowance of $8 million for certain state and foreign net operating loss carryforwards. We recorded the valuation allowance to reflect uncertainties about whether we will be able to utilize some of our deferred tax assets before they expire. While we believe our current valuation allowance is sufficient, we could in the future be required to increase the valuation allowance to take into account additional deferred tax assets that we may be unable to realize. We assess the need for an adjustment to the valuation allowance on a quarterly basis. The assessment is based on our estimates of future sources of taxable income for the jurisdictions in which we operate and the

Tables of Contents

periods over which our deferred tax assets will be realizable. See Note 11 to the financial statements in Item 8 of this report for more information.

We provide U.S. federal income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are intended to be indefinitely reinvested in our international operations. To the extent that foreign earnings previously treated as indefinitely reinvested are repatriated, the related U.S. tax liability may, subject to certain limitations, be reduced by any foreign income taxes paid on these earnings. At July 31, 2011, the cumulative amount of earnings upon which U.S. income taxes had not been provided was approximately $30 million. The unrecognized deferred tax liability for these earnings was approximately $8 million.
Discontinued Operations

In January 2010 we sold our Intuit Real Estate Solutions (IRES) business for $128 million in cash and recorded a net gain on disposal of $35 million. IRES was part of our Other Businesses segment. We have accounted for IRES as a discontinued operation and segregated its operating results from continuing operations in our statements of operations for all periods prior to the sale. Net revenue from IRES was $33 million in fiscal 2010 and $74 million in fiscal 2009. Excluding the net gain on disposal, net income from IRES was less than $1 million for each of those periods.

Liquidity and Capital Resources

Overview

At July 31, 2011, our cash, cash equivalents and investments totaled $1.4 billion, a decrease of $201 million from July 31, 2010 due to the factors described in “Statements of Cash Flows” below. Our primary source of liquidity has been cash from operations, which entails the collection of accounts receivable for products and services. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, acquisitions of businesses, debt service costs and repurchases of our common stock.

On August 18, 2011 we announced a new stock repurchase program under which we are authorized to repurchase up to an additional $2 billion of our common stock from time to time over a three-year period ending on August 15, 2014. See “Stock Repurchase Programs” later in this Item 7 for more information. In August 2011 our Board of Directors declared the first cash dividend in our history of $0.15 per share of outstanding common stock payable on October 18, 2011 to stockholders of record at the close of business on October 10, 2011. See “Cash Dividends” later in this Item 7 for more information.

In March 2007 we issued five-year and ten-year senior unsecured notes totaling $1 billion. Because their contractual maturities are now within one year, we transferred the $500 million in notes due in March 2012 from long-term liabilities to current liabilities during fiscal 2011. We also have a $500 million unsecured revolving line of credit facility. To date we have not borrowed under the facility. The senior notes and the revolving line of credit are described later in this Item 7.

The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	July 31, 2011	July 31, 2010	$ Change	% Change
Cash, cash equivalents and investments	$1,421	$1,622	$(201)	(12)%
Long-term investments	63	91	(28)	(31)%
Current portion of long-term debt	500	—	500	N/A
Long-term debt	499	998	(499)	(50)%
Working capital	449	1,074	(625)	(58)%
Ratio of current assets to current liabilities	1.2 : 1	1.9 : 1

Auction Rate Securities

At July 31, 2011, we held a total of $59 million in municipal auction rate securities which we classified as long-term investments on our balance sheet based on the maturities of the underlying securities. All of these securities are rated A or better by the major credit rating agencies and the majority of the securities are collateralized by student loans guaranteed by the U.S. Department of Education. Due to a decrease in liquidity in the global credit markets, in February 2008 auctions began failing for the municipal auction rate securities we held and in accordance with authoritative guidance we began estimating

Tables of Contents

their fair value based on a discounted cash flow model that we prepare. See Note 2 to the financial statements in Item 8 of this report for more information. Based on our expected operating cash flows and our other sources of cash, we do not believe that the reduction in liquidity of the municipal auction rate securities we held at July 31, 2011 will have a material impact on our overall ability to meet our liquidity needs.

Statements of Cash Flows

The following table summarizes selected items from our statements of cash flows for fiscal 2011, 2010 and 2009. See the financial statements in Item 8 of this report for complete statements of cash flows for those periods.

	Fiscal	Fiscal	Fiscal
(Dollars in millions)	2011	2010	2009
Net cash provided by (used in):
Operating activities	$1,013	$998	$812
Investing activities	497	(997)	(432)
Financing activities	(1,006)	(467)	(110)
Effect of exchange rate changes on cash	4	1	(4)
Increase (decrease) in cash and cash equivalents	$508	$(465)	$266

Operating Activities

During fiscal 2011 we generated $1.0 billion in cash from our continuing operations. This included net income from continuing operations of $634 million and adjustments for depreciation and amortization of $241 million and share-based compensation expense of $153 million. Amortization expense was lower in fiscal 2011 compared with fiscal 2010 due to the completion of the amortization for certain Intuit Financial Services intangible assets that we acquired in fiscal 2007. Share-based compensation increased in fiscal 2011 compared with fiscal 2010 because the market price of our common stock was higher at the time of our broad-based July 2010 grants of stock options and restricted stock units compared with the prior fiscal year.

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

Investing Activities

We generated $497 million in cash from investing activities during fiscal 2011. We received $697 million in cash from net sales of investments and we used $213 million in cash for capital expenditures.

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

Financing Activities

We used $1.0 billion in cash for financing activities during fiscal 2011, including $1.4 billion for the repurchase of common stock under our stock repurchase programs partially offset by the receipt of $338 million in cash from the issuance of common stock under employee stock plans.

Tables of Contents

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

Stock Repurchase Programs

Our Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. During fiscal 2011 we repurchased 28.2 million shares of our common stock under these programs for $1.4 billion; during fiscal 2010 we repurchased 28.7 million shares for $900 million; and during fiscal 2009 we repurchased 10.9 million shares for $300 million. At July 31, 2011, authorization from our Board of Directors to expend up to $640 million remained available under the existing program for stock repurchases through August 16, 2013. On August 18, 2011 we announced a new stock repurchase program under which we are authorized to repurchase up to an additional $2 billion of our common stock from time to time over a three-year period ending on August 15, 2014.

Cash Dividends

In August 2011 our Board of Directors declared the first cash dividend in our history of $0.15 per share of outstanding common stock payable on October 18, 2011 to stockholders of record at the close of business on October 10, 2011. We currently expect to continue paying comparable cash dividends on a quarterly basis; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Business Combinations

We completed the business combinations and acquisitions described below during the three fiscal years ended July 31, 2011. We have included the results of operations for each of them in our consolidated results of operations from their respective dates of acquisition. Their results of operations for periods prior to the dates of acquisition were not material, individually or in the aggregate, when compared with our consolidated results of operations.

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

Commitments for Senior Unsecured Notes

On March 12, 2007 we issued $500 million of 5.40% senior unsecured notes due on March 15, 2012 and $500 million of 5.75% senior unsecured notes due on March 15, 2017 (together, the Notes). Because their contractual maturities are now within one year, we transferred the March 2012 notes from long-term liabilities to current liabilities during fiscal 2011. The Notes are redeemable by Intuit at any time, subject to a make-whole premium. Interest is payable semiannually on March 15 and September 15. At July 31, 2011, our maximum commitment for interest payments under the Notes was $199 million.

We monitor the credit markets as part of our ongoing cash management activities. We currently intend to either pay off the March 2012 notes when they become due using operating cash or refinance those notes if the credit markets are favorable at that time.

Tables of Contents

Unsecured Revolving Credit Facility

On March 22, 2007 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on March 22, 2012. Advances under the credit facility will accrue interest at rates that are equal to, at our election, either Citibank’s base rate or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.18% to 0.575% based on our senior debt credit ratings. The applicable interest rate will be increased by 0.05% for any period in which the total principal amount of advances and letters of credit under the credit facility exceeds $250 million. The agreement includes covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 and a ratio of annual EBITDA to interest payable of not less than 3.00 to 1.00. We were in compliance with these covenants at July 31, 2011. We may use amounts borrowed under this credit facility for general corporate purposes or for future acquisitions or expansion of our business. To date we have not borrowed under the credit facility. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility. We currently believe that the credit facility will be available to us should we choose to borrow under it.

Liquidity and Capital Resource Requirements

Our cash, cash equivalents and investments totaled $1.4 billion at July 31, 2011. Of this amount, less than 10% was held by our foreign subsidiaries and subject to repatriation tax considerations. We intend to permanently reinvest a significant portion of our earnings from foreign operations, and we currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event that funds from foreign operations are needed to fund operations in the United States, if U.S. taxes have not been previously provided on the related earnings we would provide for and pay additional U.S. taxes at the time we change our intention with regard to the reinvestment of those earnings.

We evaluate, on an ongoing basis, the merits of acquiring technology or businesses, or establishing strategic relationships with and investing in other companies. We may decide to use cash and cash equivalents, investments, and our revolving line of credit facility to fund such activities in the future.

Based on past performance and current expectations, we believe that our cash and cash equivalents, investments and cash generated from operations will be sufficient to meet anticipated seasonal working capital needs, capital expenditure requirements, contractual obligations, commitments, debt service requirements and other liquidity requirements associated with our operations for at least the next 12 months. We expect to return excess cash generated by operations to our stockholders through repurchases of our common stock and payment of cash dividends, after taking into account these operating and strategic cash needs.

Off-Balance Sheet Arrangements

At July 31, 2011, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Tables of Contents

Contractual Obligations

The following table summarizes our known contractual obligations to make future payments at July 31, 2011:

	Payments Due by Period
	Less than	1-3	3-5	More than
(In millions)	1 year	years	years	5 years	Total
Amounts due under executive deferred compensation plan	$50	$—	$—	$—	$50
Senior unsecured notes	500	—	—	500	1,000
Interest and fees due on long-term obligations	56	57	57	29	199
License fee payable (1)	10	20	20	30	80
Operating leases	52	91	86	215	444
Purchase obligations (2)	78	92	80	37	287
Total contractual obligations (3)	$746	$260	$243	$811	$2,060
_____________________

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

(3)
Other long-term obligations on our balance sheet at July 31, 2011 included non-current income tax liabilities of $42 million which related primarily to unrecognized tax benefits. We have not included this amount in the table above because we cannot make a reasonably reliable estimate regarding the timing of settlements with taxing authorities, if any.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements and the potential impact of these pronouncements on our financial position, results of operations and cash flows, see Note 1 to the financial statements in Item 8 of this report.

ITEM 7A
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment Portfolio

There has been significant deterioration and instability in the financial markets during the last three fiscal years. This period of extraordinary disruption and readjustment in the financial markets exposes us to additional investment risk. The value and liquidity of the securities in which we invest could deteriorate rapidly and the issuers of these securities could be subject to credit rating downgrades. In light of the current market conditions and these additional risks, we actively monitor market conditions and developments specific to the securities in which we invest. We believe that we take a conservative approach to investing our funds in that we invest only in highly-rated securities and diversify our portfolio of investments. While we believe we take prudent measures to mitigate investment related risks, such risks cannot be fully eliminated because of market circumstances that are outside our control.

Our investments consist of instruments that meet quality standards that are consistent with our investment policy. This policy specifies that, except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market funds, we diversify our investments by limiting our holdings with any individual issuer. We do not hold derivative financial instruments in our portfolio of investments. See Note 2 to the financial statements in Item 8 of this report for a summary of the cost and fair value of our investments by type of issue.

The following table presents our portfolio of cash equivalents and available-for-sale debt securities as of July 31, 2011 by stated maturity. The table is classified by the original maturity date listed on the security and includes cash equivalents, which consist primarily of money market funds. At July 31, 2011, the weighted average tax adjusted interest rate earned on our money

Tables of Contents

market accounts was 0.04% and the weighted average tax adjusted interest rate earned on our investments was 0.76%.

	Years Ending July 31,
(In millions)	2012	2013	2014	2015	2016	2017 and Thereafter	Total
Cash equivalents	$854	$—	$—	$—	$—	$—	$854
Investments	267	324	191	3	1	88	874
Long-term investments	—	—	—	—	—	59	59
Total	$1,121	$324	$191	$3	$1	$147	$1,787

Interest Rate Risk

Our cash equivalents and investments are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents and investments and the value of those investments. Should the Federal Reserve Target Rate increase by 25 basis points from the level of July 31, 2011, the value of our investments would decrease by approximately $2 million. Should the Federal Reserve Target Rate increase by 100 basis points from the level of July 31, 2011, the value of our investments would decrease by approximately $10 million.

We are also exposed to the impact of changes in interest rates as they affect our $500 million revolving credit facility. Advances under the credit facility accrue interest at rates that are equal to Citibank’s base rate or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.18% to 0.575% based on our senior debt credit ratings. Consequently, our interest expense would fluctuate with changes in the general level of these interest rates if we were to borrow any amounts under the credit facility. At July 31, 2011, no amounts were outstanding under the credit facility.

On March 12, 2007 we issued $500 million of 5.40% senior unsecured notes due on March 15, 2012 and $500 million of 5.75% senior unsecured notes due on March 15, 2017. We carry these senior notes at face value less unamortized discount on our balance sheets. Since these senior notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates when interest rates change. See Note 2 and Note 10 to the financial statements in Item 8 of this report for more information.

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

Since we translate foreign currencies (primarily Canadian dollars, British pounds, Indian rupees and Singapore dollars) into U.S dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant primarily because our global subsidiaries invoice customers and satisfy their financial obligations almost exclusively in their local currencies. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of July 31, 2011 we did not engage in foreign currency hedging activities.

Tables of Contents

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

Tables of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Intuit Inc.

We have audited the accompanying consolidated balance sheets of Intuit Inc. as of July 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intuit Inc. at July 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Intuit Inc.’s internal control over financial reporting as of July 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 14, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Jose, California
September 14, 2011

Tables of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Intuit Inc.

We have audited Intuit Inc.'s internal control over financial reporting as of July 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Intuit Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

In our opinion, Intuit Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2011 consolidated financial statements of Intuit Inc. and our report dated September 14, 2011 expressed an unqualified opinion thereon.

                            /s/ ERNST & YOUNG LLP

San Jose, California
September 14, 2011

Tables of Contents

INTUIT INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended July 31,
(In millions, except per share amounts)	2011	2010	2009
Net revenue:
Product	$1,481	$1,412	$1,376
Service and other	2,370	2,043	1,733
Total net revenue	3,851	3,455	3,109
Costs and expenses:
Cost of revenue:
Cost of product revenue	144	144	156
Cost of service and other revenue	510	460	422
Amortization of acquired technology	17	49	59
Selling and marketing	1,111	976	907
Research and development	634	573	556
General and administrative	354	348	284
Amortization of other acquired intangible assets	44	42	42
Goodwill and intangible asset impairment charge	30	—	—
Total costs and expenses	2,844	2,592	2,426
Operating income from continuing operations	1,007	863	683
Interest expense	(60)	(61)	(51)
Interest and other income, net	19	13	21
Income from continuing operations before income taxes	966	815	653
Income tax provision	332	276	206
Net income from continuing operations	634	539	447
Net income from discontinued operations	—	35	—
Net income	$634	$574	$447

Basic net income per share from continuing operations	$2.07	$1.71	$1.39
Basic net income per share from discontinued operations	—	0.11	—
Basic net income per share	$2.07	$1.82	$1.39
Shares used in basic per share calculations	307	316	322

Diluted net income per share from continuing operations	$2.00	$1.66	$1.35
Diluted net income per share from discontinued operations	—	0.11	—
Diluted net income per share	$2.00	$1.77	$1.35
Shares used in diluted per share calculations	317	325	330

See accompanying notes.

Tables of Contents

INTUIT INC.
CONSOLIDATED BALANCE SHEETS

	July 31,
(Dollars in millions, except par value; shares in thousands)	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$722	$214
Investments	699	1,408
Accounts receivable, net of allowance for doubtful accounts of $20 and $22	171	135
Income taxes receivable	72	27
Deferred income taxes	94	117
Prepaid expenses and other current assets	82	57
Current assets before funds held for customers	1,840	1,958
Funds held for customers	414	337
Total current assets	2,254	2,295
Long-term investments	63	91
Property and equipment, net	561	510
Goodwill	1,886	1,914
Acquired intangible assets, net	180	256
Long-term deferred income taxes	55	41
Other assets	111	91
Total assets	$5,110	$5,198
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$500	$—
Accounts payable	129	143
Accrued compensation and related liabilities	215	206
Deferred revenue	406	387
Income taxes payable	—	14
Other current liabilities	141	134
Current liabilities before customer fund deposits	1,391	884
Customer fund deposits	414	337
Total current liabilities	1,805	1,221
Long-term debt	499	998
Other long-term obligations	190	158
Total liabilities	2,494	2,377
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value Authorized - 1,345 shares total; 145 shares designated Series A; 250 shares designated Series B Junior Participating Issued and outstanding - None	—	—
Common stock, $0.01 par value Authorized - 750,000 shares Outstanding - 300,597 shares at July 31, 2011 and 313,861 shares at July 31, 2010	3	3
Additional paid-in capital	2,883	2,725
Treasury stock, at cost	(4,316)	(3,315)
Accumulated other comprehensive income	15	11
Retained earnings	4,031	3,397
Total stockholders’ equity	2,616	2,821
Total liabilities and stockholders’ equity	$5,110	$5,198

See accompanying notes.

Tables of Contents

INTUIT INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
(Dollars in millions, shares in thousands)	Shares	Amount
Balance at July 31, 2008	322,600	$3	$2,412	$(2,786)	$7	$2,444	$2,080
Components of comprehensive income:
Net income	—	—	—	—	—	447	447
Other comprehensive income, net of tax	—	—	—	—	—	—	—
Comprehensive net income							447
Issuance of common stock under employee stock plans	10,107	—	—	219	—	(21)	198
Restricted stock units released, net of taxes	966	—	(15)	21	—	(21)	(15)
Stock repurchases under stock repurchase programs	(10,907)	—	—	(300)	—	—	(300)
Tax benefit from share-based compensation plans	—	—	18	—	—	—	18
Share-based compensation expense	—	—	133	—	—	—	133
Other	—	—	(4)	—	—	—	(4)
Balance at July 31, 2009	322,766	3	2,544	(2,846)	7	2,849	2,557
Components of comprehensive income:
Net income	—	—	—	—	—	574	574
Other comprehensive income, net of tax	—	—	—	—	4	—	4
Comprehensive net income							578
Issuance of common stock under employee stock plans	18,286	—	38	402	—	—	440
Restricted stock units released, net of taxes	1,554	—	(26)	28	—	(26)	(24)
Stock repurchases under stock repurchase programs	(28,745)	—	—	(900)	—	—	(900)
Tax benefit from share-based compensation plans	—	—	36	—	—	—	36
Share-based compensation expense	—	—	135	—	—	—	135
Other	—	—	(2)	1	—	—	(1)
Balance at July 31, 2010	313,861	3	2,725	(3,315)	11	3,397	2,821
Components of comprehensive income:
Net income	—	—	—	—	—	634	634
Other comprehensive income, net of tax	—	—	—	—	4	—	4
Comprehensive net income							638
Issuance of common stock under employee stock plans	12,808	—	31	307	—	—	338
Restricted stock units released, net of taxes	2,162	—	(107)	52	—	—	(55)
Stock repurchases under stock repurchase programs	(28,234)	—	—	(1,360)	—	—	(1,360)
Tax benefit from share-based compensation plans	—	—	81	—	—	—	81
Share-based compensation expense	—	—	153	—	—	—	153
Balance at July 31, 2011	300,597	$3	$2,883	$(4,316)	$15	$4,031	$2,616

See accompanying notes.

Tables of Contents

INTUIT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended July 31,
(In millions)	2011	2010	2009
Cash flows from operating activities:
Net income	$634	$574	$447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	164	148	149
Amortization of acquired intangible assets	77	108	126
Goodwill and intangible asset impairment charge	30	—	—
Share-based compensation expense	153	135	133
Pre-tax gain on sale of discontinued operations (1)	—	(58)	—
Deferred income taxes	31	(69)	22
Tax benefit from share-based compensation plans	81	36	18
Excess tax benefit from share-based compensation plans	(71)	(18)	(9)
Other	19	23	13
Total adjustments	484	305	452
Changes in operating assets and liabilities:
Accounts receivable	(36)	2	(18)
Prepaid expenses, income taxes receivable and other assets	(70)	20	(12)
Accounts payable	(24)	40	(7)
Accrued compensation and related liabilities	8	33	(55)
Deferred revenue	28	32	26
Income taxes payable	(15)	14	(18)
Other liabilities	4	(22)	(3)
Total changes in operating assets and liabilities	(105)	119	(87)
Net cash provided by operating activities	1,013	998	812
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(1,257)	(3,029)	(550)
Sales of available-for-sale debt securities	1,626	1,660	426
Maturities of available-for-sale debt securities	328	474	57
Net change in money market funds and other cash equivalents held to satisfy customer fund obligations	(51)	82	366
Net change in customer fund deposits	77	65	(366)
Purchases of property and equipment	(114)	(74)	(131)
Capitalization of internal use software	(99)	(56)	(51)
Acquisitions of intangible assets	(15)	(13)	(20)
Acquisitions of businesses, net of cash acquired	—	(218)	(161)
Proceeds from divestiture of businesses	—	122	—
Other	2	(10)	(2)
Net cash provided by (used in) investing activities	497	(997)	(432)
Cash flows from financing activities:
Net proceeds from issuance of common stock under stock plans	338	440	198
Tax payments related to issuance of restricted stock units	(55)	(24)	(15)
Purchases of treasury stock	(1,360)	(900)	(300)
Excess tax benefit from share-based compensation plans	71	18	9

Tables of Contents

	Twelve Months Ended July 31,
(In millions)	2011	2010	2009
Other	—	(1)	(2)
Net cash used in financing activities	(1,006)	(467)	(110)
Effect of exchange rates on cash and cash equivalents	4	1	(4)
Net increase (decrease) in cash and cash equivalents	508	(465)	266
Cash and cash equivalents at beginning of period	214	679	413
Cash and cash equivalents at end of period	$722	$214	$679

Supplemental disclosure of cash flow information:
Interest paid	$60	$61	$56
Income taxes paid	$270	$277	$190
License fee payable incurred for acquisition of purchased intangible assets	$—	$—	$69
_________________________

(1)	Because the cash flows of our discontinued operations were not material for any period presented, we have not segregated the cash flows of those businesses on these statements of cash flows. We have presented the effect of the gain on disposal of discontinued operations on these statements of cash flows. See Note 8 for more information.

See accompanying notes.

Tables of Contents

INTUIT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Intuit Inc. provides business and financial management solutions for small and medium-sized businesses, consumers, accounting professionals and financial institutions. Our flagship products and services, including QuickBooks, TurboTax and Quicken, simplify small business management including payment and payroll processing, tax preparation and filing, and personal finance. ProSeries and Lacerte are Intuit’s tax preparation offerings for professional accountants. Our Financial Services business provides online banking solutions and services to banks and credit unions. Incorporated in 1984 and headquartered in Mountain View, California, we sell our products and services primarily in the United States.

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

In fiscal 2009 we acquired PayCycle, Inc. and in fiscal 2010 we acquired Mint Software Inc. and Medfusion, Inc. Accordingly, we have included the results of operations for these companies in our consolidated results of operations from their respective dates of acquisition. See Note 7. As discussed in Note 8, in January 2010 we sold our Intuit Real Estate Solutions business. We have reclassified our financial statements for all periods prior to the sale to reflect this business as discontinued operations. Unless noted otherwise, discussions in these notes pertain to our continuing operations.

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

Revenue Recognition

We derive revenue from the sale of packaged software products, software subscriptions, hosted services, technical support plans, financial supplies, implementation services, transaction fees, merchant services hardware, and multiple element arrangements that may include a combination of these items. We recognize revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable, and collectibility is probable. Determining whether and when these criteria have been satisfied involves exercising judgment and using estimates and assumptions that can have a significant impact on the timing and amount of revenue that we recognize.

In some situations, we receive advance payments from our customers. We defer revenue associated with these advance payments and the relative fair value of undelivered elements under multiple element arrangements until we ship the products or perform the services.

Tables of Contents

We account for cash consideration (such as sales incentives) that we give to our customers or resellers as a reduction of revenue rather than as an operating expense unless we receive a benefit that we can identify and for which we can reasonably estimate the fair value.

Product Revenue

We recognize revenue from the sale of our packaged software products, financial supplies such as printed check stock, and merchant services hardware such as retail point-of-sale equipment and credit card readers for mobile phones, when legal title transfers. This is generally when our customers download products from the Web, when we ship the products or, in the case of certain agreements, when products are delivered to retailers. We sell some of our QuickBooks, TurboTax and Quicken desktop software products on consignment to certain retailers. We recognize revenue for these consignment transactions only when the end-user sale has occurred. For software products that are sold on a subscription basis and include periodic updates, we recognize revenue ratably over the term of the contract. We record product revenue net of our sales tax obligations.

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

Service and Other Revenue

Our service revenue consists primarily of hosted services such as QuickBooks Online and TurboTax Online, payroll services, electronic merchant payment processing services, electronic tax filing services, and outsourced online banking services for financial institutions. Our service revenue also includes QuickBooks technical support plans in our Financial Management Solutions segment and implementation fees in our Financial Services segment and our Intuit Health business.

We recognize revenue from hosted services as the services are performed, provided we have no other remaining obligations to these customers. We generally require customers to remit payroll tax funds to us in advance of the payroll date via electronic funds transfer. We include in total net revenue the interest that we earn on these funds between the time that we collect them from customers and the time that we remit them to outside parties. Service revenue for electronic payment processing services that we provide to merchants is recorded net of interchange fees charged by credit card associations because we do not control these fees.

We offer several QuickBooks technical support plans and recognize support revenue over the life of the plans. We recognize revenue for upfront fees for implementation services in our Financial Services segment and our Intuit Health business ratably over the greater of the initial life of the customer contract or the estimated life of the customer service relationship.

Other revenue consists primarily of revenue from revenue-sharing arrangements with third-party service providers. We recognize transaction fees from revenue-sharing arrangements as end-user sales are reported to us by these partners.

Multiple Element Arrangements

We enter into multiple element revenue arrangements in which a customer may purchase a combination of software, upgrades, hosted services, technical support, and hardware.

Multiple Element Arrangements with Software and Software-Related Elements

For multiple element arrangements that contain only software and software-related elements, such as QuickBooks desktop software and paid technical support plans, we allocate and defer revenue for the undelivered elements based on their vendor-specific objective evidence of fair value (VSOE). VSOE is the price charged when that element is sold separately. In situations where VSOE exists for all elements (delivered and undelivered), we allocate the total revenue to be earned under the arrangement among the various elements, based on their relative fair value. For arrangements where VSOE exists only for the undelivered elements, we defer the full fair value of the undelivered elements and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. If VSOE does not exist for an undelivered service element, we recognize the revenue from the entire arrangement as the services are delivered. If VSOE does not exist for undelivered elements that are specified products or features, we defer revenue until the earlier of the delivery of all elements or the point at which we determine VSOE for these undelivered elements.

Tables of Contents

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

Multiple Element Arrangements with Software and Non-Software Elements

In October 2009 the Financial Accounting Standards Board (FASB) amended the accounting standards applicable to revenue recognition for multiple deliverable revenue arrangements that are outside the scope of industry-specific software revenue recognition guidance. This new guidance amended the criteria for allocating consideration in multiple deliverable revenue arrangements that contained both software and non-software elements by establishing a selling price hierarchy. The guidance also eliminated the use of the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.

We adopted this guidance on a prospective basis on August 1, 2010, and therefore applied it to relevant revenue arrangements originating or materially modified on or after that date. Our adoption of this new accounting guidance did not have a significant impact on the timing and pattern of revenue recognition when applied to multiple element arrangements because our multiple element offerings are predominantly software and software-related and VSOE exists for most of these offerings.

For multiple element arrangements that contain both software and non-software elements such as hosted services or credit card readers for mobile phones, we must: (1) determine whether and when each element has been delivered; (2) determine the fair value of each element using the selling price hierarchy of vendor-specific evidence of fair value (VSOE) of fair value if available, third-party evidence (TPE) if VSOE is not available, and estimated selling price (ESP) if neither VSOE nor TPE is available; and (3) allocate the total price among the various elements based on the relative selling price method. Once we have allocated the total price among the various elements, we recognize revenue when the revenue recognition criteria described above are met for each element.

VSOE generally exists when we sell the deliverable separately and we are normally able to establish VSOE for all deliverables in these multiple element arrangements; however, in certain limited instances VSOE cannot be established. This may be because we infrequently sell each element separately, do not price products or services within a narrow range, or have a limited sales history. When VSOE cannot be established, we attempt to establish selling price for each element based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. When we are unable to establish selling price using VSOE or TPE, we use ESP in our allocation of arrangement consideration. ESP is the estimated price at which we would sell a product or service if it were sold on a stand-alone basis. We determine ESP for a product or service by considering multiple factors including, but not limited to, pricing practices, market conditions, competitive landscape, type of customer, geographies, stage of product lifecycle, internal costs, and gross margin objectives. Significant pricing practices that we take into consideration include historic contractually stated prices, volume discounts where applicable, and our price lists. The determination of ESP is made through consultation with and formal approval by management, taking into consideration our overall go-to-market strategy.

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

Tables of Contents

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

Advertising

We expense all advertising costs as we incur them to selling and marketing expense in our statements of operations. We recorded advertising expense of approximately $177 million for the twelve months ended July 31, 2011, $153 million for the twelve months ended July 31, 2010 and $142 million for the twelve months ended July 31, 2009.

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

Capitalization of Interest Expense

We capitalize interest on capital projects, including facilities build-out projects and internal use computer software projects. Capitalization commences with the first expenditure for the project and continues until the project is substantially complete and ready for its intended use. We amortize capitalized interest to depreciation expense using the straight-line method over the same lives as the related assets. Capitalized interest was not significant for any period presented.

Foreign Currency

The functional currencies of our international operating subsidiaries are generally the local currencies. We translate the assets and liabilities of our foreign subsidiaries at the exchange rates in effect on the balance sheet date. We translate their revenue, costs and expenses at the average rates of exchange in effect during the period. We include translation gains and losses in the stockholders’ equity section of our balance sheets. We include net gains and losses resulting from foreign exchange transactions in interest and other income in our statements of operations. Translation gains and losses and transaction gains and losses were not significant for any period presented.

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

Tables of Contents

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

A description of our accounting policies associated with tax-related contingencies and valuation allowances assumed as part of a business combination is provided under “Business Combinations” below.

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

Tables of Contents

The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Twelve Months Ended July 31,
(In millions, except per share amounts)	2011	2010	2009
Numerator:
Net income from continuing operations	$634	$539	$447
Net income from discontinued operations	—	35	—
Net income	$634	$574	$447
Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	307	316	322
Shares used in diluted per share amounts:
Weighted average common shares outstanding	307	316	322
Dilutive common equivalent shares from stock options and restricted stock awards	10	9	8
Dilutive weighted average common shares outstanding	317	325	330

Basic and diluted net income per share:
Basic net income per share from continuing operations	$2.07	$1.71	$1.39
Basic net income per share from discontinued operations	—	0.11	—
Basic net income per share	$2.07	$1.82	$1.39
Diluted net income per share from continuing operations	$2.00	$1.66	$1.35
Diluted net income per share from discontinued operations	—	0.11	—
Diluted net income per share	$2.00	$1.77	$1.35

Weighted average stock options and restricted stock units excluded from calculation due to anti-dilutive effect	—	8	24

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

We use the specific identification method to compute gains and losses on investments. We include unrealized gains and losses on investments, net of tax, in accumulated other comprehensive income in the stockholders’ equity section of our balance sheets. We generally classify available-for-sale debt securities as current assets based upon our ability and intent to use any and all of these securities as necessary to satisfy the significant short-term liquidity requirements that may arise from the highly seasonal nature of our businesses. Because of our significant business seasonality, stock repurchase programs and acquisition opportunities, cash flow requirements may fluctuate dramatically from quarter to quarter and require us to use a significant amount of the investments we hold as available-for-sale securities.

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

Tables of Contents

losses and current economic trends that might impact the level of future credit losses. When we determine that amounts are uncollectible we write them off against the allowance.

Funds Held for Customers and Customer Fund Deposits

Funds held for customers represent cash held on behalf of our customers that is invested in cash and cash equivalents and investment grade available-for-sale debt securities. Customer fund deposits consist of amounts we owe on behalf of our customers, such as direct deposit payroll funds and payroll taxes.

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

Business Combinations

The acquisition method of accounting for business combinations requires us to use significant estimates and assumptions, including fair value estimates, as of the business combination date and to refine those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for a business combination) in a manner that is generally similar to the previous purchase method of accounting.

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

Tables of Contents

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

If the carrying value of the net assets assigned to a reporting unit exceeds the estimated fair value of the unit, we perform the second step of the impairment test. In this step we allocate the fair value of the reporting unit calculated in step one to all of the assets and liabilities of that unit, as if we had just acquired the reporting unit in a business combination. The excess of the fair value of the reporting unit over the total amount allocated to the assets and liabilities represents the implied fair value of goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, we would record an impairment loss equal to the difference. See Note 2, "Fair Value Measurements - Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis," for a discussion of the goodwill impairment charge that we recorded for the twelve months ended July 31, 2011. We recorded no goodwill impairment charges for the twelve months ended July 31, 2010 or 2009.

Acquired Intangible Assets and Other Long-Lived Assets

We generally record acquired intangible assets that have finite useful lives, such as acquired technology, in connection with business combinations. We amortize the cost of acquired intangible assets on a straight-line basis over their estimated useful lives, which range from two to nine years. We review intangible assets that have finite useful lives and other long-lived assets whenever an event or change in circumstances indicates that the carrying value of the asset may not be recoverable. We estimate the recoverability of these assets by comparing the carrying amount of the asset to the future undiscounted cash flows that we expect the asset to generate. We estimate the fair value of assets that have finite useful lives based on the present value of future cash flows for those assets. If the carrying value of an asset with a finite life exceeds its estimated fair value, we would record an impairment loss equal to the difference. See Note 2, "Fair Value Measurements - Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis," for a discussion of the acquired intangible asset impairment charge that we recorded for the twelve months ended July 31, 2011. We recorded no impairment charges for acquired intangible assets for the twelve months ended July 31, 2010 or 2009.

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

Restricted stock units (RSUs) granted typically vest based on continued service. Prior to July 2011, we valued these time-based RSUs at the date of grant using the intrinsic value method, adjusted for estimated forfeitures. Certain RSUs granted to senior management vest based on the achievement of pre-established performance or market goals. Prior to July 2011, we estimated the fair value of performance-based RSUs at the date of grant using the intrinsic value method and the probability that the specified performance criteria would be met, adjusted for estimated forfeitures. In July 2011 we determined that it was probable that we would pay cash dividends in the future. Since RSU holders are not entitled to dividends, beginning in July 2011 we began reducing the market price of our stock on the date of grant, which is used in the intrinsic value method, by the present value of the dividends expected to be paid on the shares during the vesting period, discounted at the appropriate risk-free interest rate. We amortize the fair value of time-based RSUs on a straight-line basis adjusted for estimated forfeitures over the restriction period. We amortize the fair values of performance-based RSUs over the requisite service period adjusted for estimated forfeitures for each separately vesting tranche of the award. We estimate the fair value of market-based RSUs at the date of grant using a Monte Carlo valuation methodology and amortize those fair values over the requisite service period adjusted for estimated forfeitures for each separately vesting tranche of the award.

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

Tables of Contents

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

We sell a significant portion of our products through third-party retailers and distributors. As a result, we face risks related to the collectibility of our accounts receivable. To appropriately manage this risk, we perform ongoing evaluations of customer credit and limit the amount of credit extended as we deem appropriate, but generally do not require collateral. We maintain reserves for estimated credit losses and these losses have historically been within our expectations. However, since we cannot predict future changes in the financial stability of our customers, we cannot guarantee that our reserves will continue to be adequate. No customer accounted for 10% or more of total net revenue for the twelve months ended July 31, 2011, 2010 or 2009, nor did any customer account for 10% or more of total accounts receivable at July 31, 2011 or 2010.

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

Recent Accounting Pronouncements

ASU 2011-04, “Fair Value Measurement (Topic 820)”
On May 12, 2011 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" (ASU 2011-04). This update amends Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurement and Disclosure.” ASU 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 is effective for annual and interim reporting periods beginning on or after December 15, 2011, which means that it will be effective for our fiscal quarter beginning February 1, 2012. The new guidance is to be adopted prospectively and early adoption is not permitted. We do not believe that adoption of ASU 2011-04 will have a significant impact on our financial position, results of operations or cash flows.
ASU 2011-05, “Presentation of Comprehensive Income”

On June 16, 2011 the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05). This update amends ASC Topic 220, “Comprehensive Income” to provide that total comprehensive income will be reported in one continuous statement or two separate but consecutive statements of financial performance. Presentation of total comprehensive income in the statement of stockholders' equity or the footnotes will no longer be allowed. The calculation of net income and basic and diluted net income per share will not be affected. ASU 2011-005 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011, which means that it will be effective for our fiscal year beginning August 1, 2012. Retrospective adoption is required and early adoption is permitted. We do not believe that adoption of ASU 2011-05 will have a significant impact on our financial position, results of operations or cash flows.

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

Tables of Contents

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

	At July 31, 2011				At July 31, 2010
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash equivalents, primarily money market funds	$854	$—	$—	$854	$330	$—	$—	$330
Available-for-sale debt securities:
Municipal bonds	—	434	—	434	—	1,050	—	1,050
Municipal auction rate securities	—	—	59	59	—	—	87	87
Corporate notes	—	288	—	288	—	334	—	334
U.S. agency securities	—	152	—	152	—	174	—	174
Total available-for-sale debt securities	—	874	59	933	—	1,558	87	1,645
Total assets measured at fair value on a recurring basis	$854	$874	$59	$1,787	$330	$1,558	$87	$1,975
Liabilities:
Senior notes (1)	$—	$1,084	$—	$1,084	$—	$1,086	$—	$1,086
______________________

(1)	Carrying value on our balance sheets at July 31, 2011 was $999 million and at July 31, 2010 was $998 million. See Note 10.

The following table summarizes our cash equivalents and available-for-sale debt securities by balance sheet classification and level in the fair value hierarchy at the dates shown:

	At July 31, 2011				At July 31, 2010
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$615	$—	$—	$615	$143	$—	$—	$143
In funds held for customers	239	—	—	239	187	—	—	187
Total cash and cash equivalents	$854	$—	$—	$854	$330	$—	$—	$330
Available-for-sale debt securities:
In investments	$—	$699	$—	$699	$—	$1,408	$—	$1,408
In funds held for customers	—	175	—	175	—	150	—	150
In long-term investments	—	—	59	59	—	—	87	87
Total available-for-sale debt securities	$—	$874	$59	$933	$—	$1,558	$87	$1,645

Tables of Contents

We value our Level 1 assets, consisting primarily of money market funds, using quoted prices in active markets for identical instruments. Financial assets whose fair values we measure on a recurring basis using Level 2 inputs consist of municipal bonds, corporate notes and U.S. agency securities. We measure the fair values of these assets using quoted prices in active markets for similar instruments. Financial liabilities whose fair values we measure using Level 2 inputs consist of debt. See Note 10. We measure the fair value of our senior notes based on their trading prices and the interest rates we could obtain for other borrowings with similar terms. Financial assets whose fair values we measure using significant unobservable (Level 3) inputs consist of municipal auction rate securities that are no longer liquid. These securities are included in long-term investments on our balance sheets at July 31, 2011 and 2010 based on the maturities of the underlying securities at those dates. There were no significant transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the twelve months ended July 31, 2011, 2010 or 2009.

The following table presents a reconciliation of activity for our Level 3 assets for the periods shown.

	Municipal Auction Rate Securities
(In millions)	Investments	Long-Term Investments	Total
Balance at July 31, 2008	$—	$285	$285
Transfers from long-term to current	175	(175)	—
Settlements at par	(24)	(16)	(40)
Balance at July 31, 2009	151	94	245
Settlements at par	(151)	(7)	(158)
Balance at July 31, 2010	—	87	87
Settlements at par	—	(28)	(28)
Balance at July 31, 2011	$—	$59	$59

In February 2008 auctions began failing for the municipal auction rate securities we held and in accordance with authoritative guidance we began estimating their fair value based on a discounted cash flow model that we prepared. All of the municipal auction rate securities we held were rated A or better by the major credit rating agencies and the majority of the securities were collateralized by student loans guaranteed by the U.S. Department of Education. In November 2008 we accepted an offer from UBS AG (UBS), one of the broker-dealers for our municipal auction rate securities, which gave us the option to sell UBS all of the municipal auction rate securities that we held through them at par value. In June 2010 UBS settled the remaining balance of $110 million in municipal auction rate securities subject to the offer at par. We accounted for the put option at its cost of zero on the date that we entered into the agreement because we considered the value of the securities subject to the put option to be substantially equal to their par values at that date. We classified the remaining balances of municipal auction rate securities that we held at July 31, 2011 and 2010 as long-term investments based on the maturities of the underlying securities at those dates.

We estimated the fair values of the municipal auction rate securities we held at July 31, 2011, 2010 and 2009 based on a discounted cash flow model that we prepared. Key inputs to our discounted cash flow model included the projected future interest rates; the likely timing of principal repayments; the probability of full repayment considering guarantees by the U.S. Department of Education of the underlying student loans or insurance by other third parties; publicly available pricing data for recently issued student loan backed securities that are not subject to auctions; and the impact of the reduced liquidity for auction rate securities.

Tables of Contents

The following table presents information about significant inputs to our discounted cash flow model at the dates shown:

	Inputs to Model at
	July 31, 2011	July 31, 2010	July 31, 2009
Range of average projected future yield rates	1.37% - 2.46%	1.48% - 2.65%	0.63% - 3.78%
Range of overall discount rates used in model (like-kind security yield rate plus illiquidity factor)	1.33% - 1.58%	1.52% - 1.77%	1.61% - 1.86%
Like-kind security yield rate	0.08%	0.27%	0.36%
Range of illiquidity factors	125 - 150 bps	125 - 150 bps	125 - 150 bps
Expected holding period in years	7	7	7

Using our discounted cash flow model we determined that the fair values of the municipal auction rate securities we held at July 31, 2011, 2010 and 2009 were approximately equal to their par values. As a result, we recorded no decrease in the fair values of those securities for the twelve months then ended. We do not intend to sell our municipal auction rate securities and it is not more likely than not that we will be required to sell them before recovery at par, which may be at maturity. Based on our expected operating cash flows and our other sources of cash, we do not believe that the reduction in liquidity of our municipal auction rate securities will have a material impact on our overall ability to meet our liquidity needs.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis include reporting units measured at fair value in a goodwill impairment test. Estimates of fair value for reporting units fall under Level 3 of the fair value hierarchy.

During the fourth quarter of fiscal 2011 we performed our annual goodwill impairment test in conjunction with our annual planning and budgeting process. See Note 1 for a complete description of our methodology for this test. In step one of the test we compared the estimated fair values of each of our reporting units to their carrying values. We used a weighted combination of a discounted cash flow model (income approach) and comparisons to publicly traded companies engaged in similar businesses (market approach) to estimate the fair value of each of our reporting units. We determined that the estimated fair values of all of our reporting units except Intuit Health exceeded their carrying values and that they were not impaired. The estimated fair value of our Intuit Health reporting unit, which is part of our Other Businesses segment, fell below its carrying value of $75 million. As a result, we completed step two of the test by allocating the fair value of that reporting unit calculated in step one of the test to all of the assets and liabilities of the unit, as if we had just acquired it in a business combination. In comparing the residual goodwill resulting from this calculation to the carrying value of the goodwill, we determined that the goodwill and acquired intangible assets for our Intuit Health reporting unit were impaired. All of the goodwill and acquired intangible assets associated with our Intuit Health reporting unit were derived from our fiscal 2010 acquisition of Medfusion, Inc. Circumstances that negatively affected our estimate of the fair value of the Intuit Health reporting unit included unforeseen delays in developing high quality, timely offerings and marketing them effectively. We recorded a goodwill and intangible asset impairment charge of approximately $30 million for our Intuit Health reporting unit in the fourth quarter of fiscal 2011. This consisted of a goodwill impairment charge of approximately $24 million and an acquired intangible asset impairment charge of approximately $6 million.

Tables of Contents

3. Cash and Cash Equivalents, Investments and Funds Held for Customers

The following table summarizes our cash and cash equivalents, investments and funds held for customers by balance sheet classification at the dates indicated.

	July 31, 2011		July 31, 2010
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on balance sheets:
Cash and cash equivalents	$722	$722	$214	$214
Investments	698	699	1,407	1,408
Funds held for customers	413	414	336	337
Long-term investments	63	63	91	91
Total cash and cash equivalents, investments and funds held for customers	$1,896	$1,898	$2,048	$2,050

The following table summarizes our cash and cash equivalents, investments and funds held for customers by investment category at the dates indicated. See Note 2 for more information on our municipal auction rate securities.

	July 31, 2011		July 31, 2010
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash and cash equivalents	$961	$961	$401	$401
Available-for-sale debt securities:
Municipal bonds	434	434	1,049	1,050
Municipal auction rate securities	59	59	87	87
Corporate notes	287	288	333	334
U.S. agency securities	151	152	174	174
Total available-for-sale debt securities	931	933	1,643	1,645
Other long-term investments	4	4	4	4
Total cash and cash equivalents, investments and funds held for customers	$1,896	$1,898	$2,048	$2,050

We include realized gains and losses on our available-for-sale debt securities in interest and other income, net in our statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the twelve months ended July 31, 2011, 2010 and 2009 were not significant.

We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income in the stockholders’ equity section of our balance sheets. Gross unrealized gains and losses on our available-for-sale debt securities at July 31, 2011 and July 31, 2010 were not significant.

We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments that we held at July 31, 2011 were not other-than-temporarily impaired. Unrealized losses at July 31, 2011 were not significant and are due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities.

Tables of Contents

The following table summarizes our available-for-sale debt securities classified by the stated maturity date of the security at the dates indicated.

	July 31, 2011		July 31, 2010
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$267	$267	$432	$433
Due within two years	323	324	365	366
Due within three years	190	191	164	164
Due after three years	151	151	682	682
Total available-for-sale debt securities	$931	$933	$1,643	$1,645

Available-for-sale debt securities due after three years in the table above include our municipal auction rate securities. See Note 2 for more information. All of the remaining securities in that category had effective maturities of three years or less due to interest reset dates or mandatory call dates.

4. Property and Equipment

Property and equipment consisted of the following at the dates indicated:

	Life in	July 31,
(Dollars in millions)	Years	2011	2010
Equipment	3-5	$531	$475
Computer software	3-6	478	359
Furniture and fixtures	5	61	64
Leasehold improvements	2-16	229	229
Land	NA	2	4
Buildings	5-30	187	202
Capital in progress	NA	36	59
		1,524	1,392
Less accumulated depreciation and amortization		(963)	(882)
Total property and equipment, net		$561	$510
__________________________
NA = Not Applicable

Capital in progress consists primarily of costs related to internal use software projects. As discussed in Note 1, “Description of Business and Summary of Significant Accounting Policies - Software Development Costs,” we capitalize costs related to the development of computer software for internal use. We capitalized internal use software costs totaling $99 million for the twelve months ended July 31, 2011; $56 million for the twelve months ended July 31, 2010; and $52 million for the twelve months ended July 31, 2009. These amounts included capitalized labor costs of $35 million, $28 million and $17 million. Costs related to internal use software projects are included in the capital in progress category of property and equipment until project completion, at which time they are transferred to the computer software category and amortized on a straight-line basis over their useful lives, which are generally three to five years.

Tables of Contents

5. Goodwill and Acquired Intangible Assets

Goodwill

Changes in the carrying value of goodwill by reportable segment during the twelve months ended July 31, 2011 and July 31, 2010 were as shown in the following table. Our reportable segments are described in Note 15.

(In millions)	Balance July 31, 2009	Goodwill Acquired/ Adjusted	Balance July 31, 2010	Goodwill Acquired/ Adjusted	Goodwill Impairment Charges	Balance July 31, 2011
Financial Management Solutions	$152	$(1)	$151	$—	—	$151
Employee Management Solutions	274	(3)	271	—	—	271
Payment Solutions	182	—	182	—	—	182
Consumer Tax	30	—	30	—	—	30
Accounting Professionals	90	—	90	—	—	90
Financial Services	1,009	—	1,009	(4)	—	1,005
Other Businesses	17	164	181	—	(24)	157
Totals	$1,754	$160	$1,914	$(4)	(24)	$1,886

We had no accumulated goodwill impairment losses at July 31, 2009. The increase in goodwill in our Other Businesses segment during the twelve months ended July 31, 2010 was due to the acquisitions of Mint Software Inc. and Medfusion, Inc. See Note 7. See Note 2 for a description of the goodwill impairment charge we recorded in fiscal 2011 for our Intuit Health reporting unit, which is part of our Other Businesses segment.

Acquired Intangible Assets

The following table shows the cost, accumulated amortization and weighted average life in years for our acquired intangible assets at the dates indicated.

(Dollars in millions)	Customer Lists	Purchased Technology	Trade Names and Logos	Covenants Not to Compete or Sue	Total

At July 31, 2011:
Cost	$433	$422	$35	$35	$925
Accumulated amortization	(371)	(329)	(25)	(20)	(745)
Acquired intangible assets, net	$62	$93	$10	$15	$180
Weighted average life in years	7	7	7	8	7

At July 31, 2010:
Cost	$438	$414	$35	$36	$923
Accumulated amortization	(328)	(301)	(21)	(17)	(667)
Acquired intangible assets, net	$110	$113	$14	$19	$256
Weighted average life in years	6	7	7	8	7

See Note 2 for a description of the acquired intangible asset impairment charge we recorded in fiscal 2011 for our Intuit Health reporting unit. This charge related to customer lists.

Tables of Contents

The following table shows the expected future amortization expense for our acquired intangible assets at July 31, 2011. Amortization of purchased technology is charged to cost of service and other revenue and to amortization of acquired technology in our statements of operations. Amortization of other acquired intangible assets such as customer lists is charged to amortization of other acquired intangible assets in our statements of operations. If impairment events occur, they could accelerate the timing of acquired intangible asset charges.

(In millions)	Expected Future Amortization Expense

Twelve months ending July 31,
2012	$57
2013	33
2014	30
2015	25
2016	19
Thereafter	16
Total expected future amortization expense	$180

6. Comprehensive Net Income

We add components of other comprehensive income, such as changes in the fair value of available-for-sale debt securities and foreign currency translation adjustments, to our net income to arrive at comprehensive net income. For the twelve months ended July 31, 2011, 2010 and 2009, other comprehensive income was not significant. The balances in accumulated other comprehensive income in the equity section of our balance sheets at July 31, 2011 and July 31, 2010 consisted primarily of cumulative foreign currency translation adjustments and were also not significant.

7. Business Combinations

We completed the business combinations and acquisitions described below during the three fiscal years ended July 31, 2011. We have included the results of operations for each of them in our consolidated results of operations from their respective dates of acquisition. Their results of operations for periods prior to the dates of acquisition were not material, individually or in the aggregate, when compared with our consolidated results of operations. The fair values assigned to the identifiable intangible assets acquired were based on estimates and assumptions determined by management.

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

Under the acquisition method of accounting we allocated the fair value of the total consideration transferred to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. We recorded the excess of consideration over the aggregate fair values as goodwill. Using information available at the time the acquisition closed, we allocated approximately $8 million of the consideration to net tangible liabilities and approximately $23 million of the consideration to identified intangible assets. We recorded the excess consideration of approximately $62 million as goodwill, none of which is deductible for income tax purposes. The identified intangible assets are being amortized over a weighted average life of six years. See Note 2, "Fair Value Measurements - Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis," for a discussion of the goodwill and intangible asset impairment charge that we recorded for our Intuit Health reporting unit during the twelve months ended July 31, 2011.

Tables of Contents

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

8. Discontinued Operations

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

We accounted for IRES as a discontinued operation and have therefore segregated the operating results of IRES from continuing operations in our statements of operations for all periods prior to the sale. Net revenue from IRES was $33 million and net income excluding the net gain on disposal was less than $1 million for the twelve months ended July 31, 2010. Net revenue was $74 million and net income was less than $1 million for the twelve months ended July 31, 2009. Because IRES operating cash flows were not material for any period presented, we have not segregated them from continuing operations on our statements of cash flows. We have presented the effect of the net gain on disposal of IRES in net income from discontinued operations on our statements of cash flows for the twelve months ended July 31, 2010.

9. Current Liabilities

Current Portion of Long-Term Debt
The current portion of long-term debt consists of $500 million of 5.40% senior unsecured notes due on March 15, 2012, less the unamortized discount. Because their contractual maturities are now within one year, we transferred these notes from long-term liabilities to current liabilities during fiscal 2011. See Note 10, "Long-Term Obligations and Commitments - Long-Term Debt," for more information.

Tables of Contents

Unsecured Revolving Credit Facility

On March 22, 2007 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on March 22, 2012. Advances under the credit facility will accrue interest at rates that are equal to, at our election, either Citibank’s base rate or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.18% to 0.575% based on our senior debt credit ratings. The applicable interest rate will be increased by 0.05% for any period in which the total principal amount of advances and letters of credit under the credit facility exceeds $250 million. The agreement includes covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 and a ratio of annual EBITDA to interest payable of not less than 3.00 to 1.00. We were in compliance with these covenants at July 31, 2011. We may use amounts borrowed under this credit facility for general corporate purposes or for future acquisitions or expansion of our business. To date we have not borrowed under this credit facility.

Other Current Liabilities

Other current liabilities were as follows at the dates indicated:

	July 31,
(In millions)	2011	2010
Reserve for product returns	$20	$20
Reserve for rebates	11	11
Current portion of license fee payable	10	10
Current portion of deferred rent	7	7
Interest payable	21	21
Executive deferred compensation plan liabilities	50	43
Other	22	22
Total other current liabilities	$141	$134

10. Long-Term Obligations and Commitments

Long-Term Debt

On March 12, 2007 we issued $500 million of 5.40% senior unsecured notes due on March 15, 2012 and $500 million of 5.75% senior unsecured notes due on March 15, 2017 (together, the Notes), for a total principal amount of $1 billion. Because their contractual maturities are now within one year, we transferred the March 2012 notes from long-term liabilities to current liabilities during fiscal 2011. The Notes are redeemable by Intuit at any time, subject to a make-whole premium. The Notes include covenants that limit our ability to grant liens on our facilities and to enter into sale and leaseback transactions, subject to significant allowances. We paid $56 million in cash for interest on the Notes during each of the twelve months ended July 31, 2011, 2010 and 2009.

Tables of Contents

The following table summarizes our senior unsecured notes:

	July 31,
(In millions)	2011	2010
Senior notes:
5.40% fixed-rate notes, due 2012	$500	$500
5.75% fixed-rate notes, due 2017	500	500
Total senior notes	1,000	1,000
Unamortized discount	(1)	(2)
Total senior notes	$999	$998

Reported as:
Current portion of long-term debt	$500	$—
Long-term debt	499	998
Total senior notes	$999	$998

Other Long-Term Obligations

Other long-term obligations were as follows at the dates indicated:

	July 31,
(In millions)	2011	2010
Total license fee payable	$60	$65
Total deferred rent	52	60
Long-term deferred revenue	40	29
Long-term income tax liabilities	42	20
Long-term payables	12	—
Other	1	3
Total long-term obligations	207	177
Less current portion (included in other current liabilities)	(17)	(19)
Long-term obligations due after one year	$190	$158

In May 2009 we entered into an agreement to license certain technology for $20 million in cash and $100 million payable over ten fiscal years. The total present value of the arrangement was approximately $89 million. The total license fee payable in the table above includes imputed interest through the dates indicated.

Operating Lease Commitments and Unconditional Purchase Obligations

We lease office facilities and equipment under non-cancellable operating lease arrangements. Our facilities leases generally provide for periodic rent increases and many contain escalation clauses and renewal options. The leases for our corporate headquarters campus in Mountain View, California expire in 2024 and 2026, with options to extend the lease terms for an additional ten years at rates to be determined in accordance with the agreements.

In the ordinary course of business we enter into certain unconditional purchase obligations with our suppliers. These are agreements to purchase products and services that are enforceable, legally binding, and specify terms that include fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the payments. At July 31, 2011, the largest of these commitments related to future outsourced electronic payment fulfillment and bill management services for our Financial Services segment.

Tables of Contents

Annual minimum commitments under operating leases and purchase obligations at July 31, 2011 were as shown in the table below.

(In millions)	Operating Lease Commitments	Purchase Obligations
Fiscal year ending July 31,
2012	$52	$78
2013	46	48
2014	45	44
2015	43	40
2016	43	40
Thereafter	215	37
Total operating lease commitments	$444	$287

Rent expense totaled $48 million for the twelve months ended July 31, 2011; $43 million for the twelve months ended July 31, 2010; and $44 million for the twelve months ended July 31, 2009. Rent expense includes base contractual rent and contractual variable expenses such as building maintenance, utilities, property taxes and insurance.

11. Income Taxes

The provision for income taxes from continuing operations consisted of the following for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2011	2010	2009
Current:
Federal	$268	$231	$160
State	43	44	7
Foreign	5	33	12
Total current	316	308	179
Deferred:
Federal	3	(15)	24
State	7	(1)	7
Foreign	6	(16)	(4)
Total deferred	16	(32)	27
Total provision for income taxes from continuing operations	$332	$276	$206

Excess tax benefits associated with share-based compensation deductions are credited to stockholders’ equity. The reductions of income taxes payable resulting from share-based compensation deductions that were credited to stockholders’ equity were approximately $81 million for the twelve months ended July 31, 2011, $36 million for the twelve months ended July 31, 2010, and $18 million for the twelve months ended July 31, 2009.

The sources of income from continuing operations before the provision for income taxes consisted of the following for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2011	2010	2009
United States	$919	$779	$627
Foreign	47	36	26
Total	$966	$815	$653

Tables of Contents

Differences between income taxes calculated using the federal statutory income tax rate of 35% and the provision for income taxes from continuing operations were as follows for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2011	2010	2009
Income from continuing operations before income taxes	$966	$815	$653

Statutory federal income tax	$338	$285	$229
State income tax, net of federal benefit	33	27	9
Federal research and experimentation credits	(25)	(8)	(20)
Domestic production activities deduction	(25)	(14)	(11)
Share-based compensation	6	4	4
Tax exempt interest	(1)	(2)	(5)
Effects of non-U.S. operations	(4)	(20)	—
Non-deductible goodwill impairment charge	8	—	—
Other, net	2	4	—
Total provision for income taxes from continuing operations	$332	$276	$206

In December 2010 the Tax Relief, Unemployment Insurance Reauthorization, and Jobs Creation Act of 2010 was signed into law. The Act includes a reinstatement of the federal research and experimentation credit through December 31, 2011 that was retroactive to January 1, 2010. We recorded a discrete tax benefit of approximately $9 million for the retroactive amount related to fiscal 2010 and the first quarter of fiscal 2011 during the twelve months ended July 31, 2011.

During the twelve months ended July 31, 2010 we recorded discrete tax benefits of approximately $20 million that were related to foreign tax credits associated with the distribution of profits from certain of our non-U.S. subsidiaries and our plans to indefinitely reinvest substantially all remaining non-U.S. earnings in support of our international expansion plans. This tax benefit is shown in the table above on the effects of non-U.S. operations line.

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

Tables of Contents

Significant deferred tax assets and liabilities were as follows at the dates indicated:

	July 31,
(In millions)	2011	2010
Deferred tax assets:
Accruals and reserves not currently deductible	$28	$30
Deferred rent	9	10
Accrued and deferred compensation	33	18
Loss and tax credit carryforwards	39	63
Property and equipment	11	8
Share-based compensation	88	89
Other, net	1	4
Total deferred tax assets	209	222
Deferred tax liabilities:
Intangible assets	51	55
Other, net	1	1
Total deferred tax liabilities	52	56
Total net deferred tax assets	157	166
Valuation allowance	(8)	(8)
Total net deferred tax assets, net of valuation allowance	$149	$158

We have provided a valuation allowance related to the benefits of certain state and foreign net operating loss carryforwards that we believe are unlikely to be realized. Changes in the valuation allowance during the twelve months ended July 31, 2011 and 2010 were not significant.

We provide U.S. federal income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are intended to be indefinitely reinvested in our international operations. To the extent that foreign earnings previously treated as indefinitely reinvested are repatriated, the related U.S. tax liability may, subject to certain limitations, be reduced by any foreign income taxes paid on these earnings. At July 31, 2011, the cumulative amount of earnings upon which U.S. income taxes had not been provided was approximately $30 million. The unrecognized deferred tax liability for these earnings was approximately $8 million.
The components of total net deferred tax assets, net of valuation allowances, as shown on our balance sheets were as follows at the dates indicated:

	July 31,
(In millions)	2011	2010
Current deferred income taxes	$94	$117
Long-term deferred income taxes	55	41
Total net deferred tax assets, net of valuation allowance	$149	$158

At July 31, 2011, we had total federal net operating loss carryforwards of approximately $35 million that will start to expire in fiscal 2021. Utilization of the net operating losses is subject to annual limitation. The annual limitation may result in the expiration of net operating losses before utilization.

At July 31, 2011, we had excess federal foreign tax credits of approximately $15 million, of which $2 million can be carried back and $13 million can be carried forward. The foreign tax credit carryforwards will start to expire in fiscal 2020. Our ability to utilize foreign tax credits is dependent upon having sufficient foreign source income during the carryforward period. The foreign source income limitation may result in the expiration of foreign tax credits before utilization.

At July 31, 2011, we had total state net operating loss carryforwards of approximately $168 million for which we have recorded a deferred tax asset of $9 million and a valuation allowance of $8 million. The state net operating losses will start to expire in

Tables of Contents

fiscal 2014. Utilization of the net operating losses is subject to annual limitation. The annual limitation may result in the expiration of net operating losses before utilization.

Unrecognized Tax Benefits

The aggregate changes in the balance of our gross unrecognized tax benefits were as follows for the periods indicated:

	Twelve Months Ended July 31,
(In millions)	2011	2010	2009
Gross unrecognized tax benefits, beginning balance	$35	$40	$45
Increases related to tax positions from prior fiscal years, including acquisitions	2	3	10
Decreases related to tax positions from prior fiscal years	—	(5)	(10)
Increases related to tax positions taken during current fiscal year	4	3	4
Settlements with tax authorities	—	—	(8)
Lapses of statutes of limitations	—	(6)	(1)
Gross unrecognized tax benefits, ending balance	$41	$35	$40

The total amount of our unrecognized tax benefits at July 31, 2011 was $41 million. Net of related deferred tax assets, unrecognized tax benefits were $35 million at that date. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $35 million. We do not believe that it is reasonably possible that there will be a significant increase or decrease in unrecognized tax benefits over the next 12 months.

We file U.S. federal, U.S. state, and foreign tax returns. Our major tax jurisdictions are U.S. federal and the State of California. For U.S. federal tax returns we are no longer subject to tax examinations for fiscal 2006 and for years prior to fiscal 2005. For California tax returns we are no longer subject to tax examinations for years prior to fiscal 2005.

We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes. Amounts accrued at July 31, 2011 and July 31, 2010 for the payment of interest and penalties were not significant. The amounts of interest and penalties that we recognized during the twelve months ended July 31, 2011, 2010 and 2009 were also not significant.

12. Stockholders’ Equity

Stock Repurchase Programs

Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. Under these programs, we repurchased 28.2 million shares of our common stock for $1.4 billion during the twelve months ended July 31, 2011; 28.7 million shares for $900 million during the twelve months ended July 31, 2010; and 10.9 million shares for $300 million during the twelve months ended July 31, 2009. At July 31, 2011, authorization from our Board of Directors to expend up to $640 million remained available under the existing program for stock repurchases through August 16, 2013. On August 18, 2011 we announced a new stock repurchase program under which we are authorized to repurchase up to an additional $2 billion of our common stock from time to time over a three-year period ending on August 15, 2014.

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

Dividends on Common Stock

In August 2011 our Board of Directors declared the first cash dividend in our history of $0.15 per share of outstanding common stock payable on October 18, 2011 to stockholders of record at the close of business on October 10, 2011. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Tables of Contents

Description of 2005 Equity Incentive Plan

Our stockholders initially approved our 2005 Equity Incentive Plan (2005 Plan) on December 9, 2004. On January 19, 2011 our stockholders approved an Amended and Restated 2005 Equity Incentive Plan (Restated 2005 Plan) that expires on January 19, 2015. Under the Restated 2005 Plan, we are permitted to grant incentive and non-qualified stock options, restricted stock awards, restricted stock units (RSUs), stock appreciation rights and stock bonus awards to our employees, non-employee directors and consultants. The Compensation and Organizational Development Committee of our Board of Directors or its delegates determine who will receive grants, when those grants will be exercisable, their exercise price and other terms. We are permitted to issue up to 96,000,000 shares under the Restated 2005 Plan. The plan provides a fungible share reserve. Each stock option granted on or after November 1, 2010 reduces the share reserve by one share and each restricted stock award or restricted stock unit granted reduces the share reserve by 2.3 shares. Stock options forfeited and returned to the pool of shares available for grant increase the pool by one share for each share forfeited. Restricted stock awards and RSUs forfeited and returned to the pool of shares available for grant increase the pool by 2.3 shares for each share forfeited. At July 31, 2011, there were approximately 30.7 million shares available for grant under this plan. Stock options granted under the 2005 Plan and the Restated 2005 Plan typically vest over three years based on continued service and have a seven year term. RSUs granted under those plans typically vest over three years based on continued service. Certain RSUs granted to senior management vest based on the achievement of pre-established performance or market goals.

Description of Employee Stock Purchase Plan

On November 26, 1996 our stockholders initially adopted our Employee Stock Purchase Plan (ESPP) under Section 423 of the Internal Revenue Code. The ESPP permits our eligible employees to make payroll deductions to purchase our stock on regularly scheduled purchase dates at a discount. Our stockholders have approved amendments to the ESPP to permit the issuance of up to 16,800,000 shares under the ESPP, which expires on July 27, 2015. During fiscal 2011, offering periods under the ESPP were three months in duration and shares were purchased at 85% of the lower of the closing price for Intuit common stock on the first day or the last day of the offering period. Effective September 16, 2011, offering periods under the ESPP will be six months in duration and composed of two consecutive three-month accrual periods. Shares will be purchased at 85% of the lower of the closing price for Intuit common stock on the first day of the offering period or the last day of the accrual period.

Under the ESPP, employees purchased 840,654 shares of Intuit common stock during the twelve months ended July 31, 2011; 1,120,030 shares during the twelve months ended July 31, 2010; and 1,368,005 shares during the twelve months ended July 31, 2009. At July 31, 2011, there were 1,780,671 shares available for issuance under this plan.

Share-Based Compensation Expense

The following table summarizes the total share-based compensation expense that we recorded for the periods shown.

	Twelve Months Ended July 31,
(In millions except per share amounts)	2011	2010	2009

Cost of product revenue	$1	$1	$2
Cost of service and other revenue	6	7	7
Selling and marketing	46	41	45
Research and development	51	41	39
General and administrative	49	44	37
Discontinued operations	—	1	3
Total share-based compensation expense	153	135	133
Income tax benefit	(53)	(48)	(48)
Decrease in net income	$100	$87	$85

Decrease in net income per share:
Basic	$0.33	$0.28	$0.26
Diluted	$0.32	$0.27	$0.26

Tables of Contents

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

Restricted stock units (RSUs) granted typically vest based on continued service. Prior to July 2011, we valued these time-based RSUs at the date of grant using the intrinsic value method, adjusted for estimated forfeitures. Certain RSUs granted to senior management vest based on the achievement of pre-established performance or market goals. Prior to July 2011, we estimated the fair value of performance-based RSUs at the date of grant using the intrinsic value method and the probability that the specified performance criteria would be met, adjusted for estimated forfeitures. As discussed below under "Dividends," in July 2011 we determined that it was probable that we would pay cash dividends in the future. Since RSU holders are not entitled to dividends, starting in July 2011 we began reducing the market price of our stock on the date of grant, which is used in the intrinsic value method, by the present value of the dividends expected to be paid on the shares during the vesting period, discounted at the appropriate risk-free interest rate. We amortize the fair value of time-based RSUs on a straight-line basis adjusted for estimated forfeitures over the restriction period. We amortize the fair values of performance-based RSUs over the requisite service period adjusted for estimated forfeitures for each separately vesting tranche of the award. We estimate the fair value of market-based RSUs at the date of grant using a Monte Carlo valuation methodology and amortize those fair values over the requisite service period adjusted for estimated forfeitures for each separately vesting tranche of the award.

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

Dividends. In the past, we never paid any cash dividends on our common stock and we did not anticipate paying any cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero in our option valuation model. In July 2011 we determined that it was probable that we would pay cash dividends in the future and as a result we began using an expected dividend yield in our option valuation model. See "Dividends on Common Stock" above for more information.

Forfeitures. We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest.

Tables of Contents

We used the following assumptions to estimate the fair value of stock options granted and shares purchased under our Employee Stock Purchase Plan for the periods indicated:

	Twelve Months Ended July 31,
	2011	2010	2009
Assumptions for stock options:
Expected volatility (range)	27% - 30%	24% - 30%	28% - 44%
Weighted average expected volatility	28%	28%	31%
Risk-free interest rate (range)	0.87% - 1.91%	1.37% - 2.82%	1.13% - 3.08%
Expected dividend yield (1)	0% - 1.20%	0%	0%

Assumptions for ESPP:
Expected volatility (range)	27% - 33%	22% - 29%	35% - 53%
Weighted average expected volatility	29%	26%	42%
Risk-free interest rate (range)	0.05% - 0.16%	0.04% - 0.16%	0.04% - 0.84%
Expected dividend yield	0%	0%	0%

__________________

(1)
Expected dividend yield assumption was zero for fiscal 2011 option grants prior to July 2011. In July 2011 we determined that it was probable that we would pay cash dividends in the future and as a result we began using an expected dividend yield assumption in our valuation models. See "Dividends on Common Stock" above for more information.

Tables of Contents

Stock Option Activity and Related Share-Based Compensation Expense

A summary of activity under all share-based compensation plans for the fiscal periods indicated was as follows:

		Options Outstanding
(Shares in thousands)	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price Per Share
Balance at July 31, 2008	7,976	50,206	$24.70
Additional shares authorized	10,000	—	—
Options assumed and converted in connection with acquisitions	—	178	6.45
Options granted	(6,538)	6,538	28.83
Restricted stock units granted	(6,242)	—	—
Options exercised	—	(8,760)	19.37
Options canceled or expired (1)	2,208	(2,488)	29.20
Restricted stock units forfeited (1)	682	—	—
Balance at July 31, 2009	8,086	45,674	26.00
Additional shares authorized	9,000	—	—
Options assumed and converted in connection with acquisitions	—	372	3.08
Options granted	(6,338)	6,338	35.93
Restricted stock units granted	(5,253)	—	—
Options exercised	—	(17,212)	24.00
Options canceled or expired (1)	2,089	(2,579)	29.46
Restricted stock units forfeited (1)	1,177	—	—
Balance at July 31, 2010	8,761	32,593	28.45
Additional shares authorized	31,000	—	—
Options granted	(3,055)	3,055	47.70
Restricted stock units granted (2)	(8,501)	—	—
Options exercised	—	(11,997)	25.68
Options canceled or expired (1)	915	(972)	31.44
Restricted stock units forfeited (1)(2)	1,596	—	—
Balance at July 31, 2011	30,716	22,679	$32.38

__________________

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

Tables of Contents

Options outstanding, exercisable and expected to vest, and exercisable as of July 31, 2011 were as follows:

	Number of Shares (in thousands)	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in millions)
Options outstanding	22,679	4.39	$32.38	$329
Options exercisable and expected to vest	22,118	4.34	$32.12	$322
Options exercisable	14,271	3.45	$28.69	$257

Options expected to vest are unvested shares net of expected forfeitures. The aggregate intrinsic value of options outstanding at July 31, 2011 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for shares that were in-the-money at that date. In-the-money options at July 31, 2011 were options that had exercise prices that were lower than the $46.70 market price of our common stock at that date.

Additional information regarding our stock options, restricted stock and ESPP shares is shown in the table below.

	Twelve Months Ended July 31,
(In millions except per share amounts)	2011	2010	2009

Weighted average fair value of options granted (per share)	$10.44	$8.73	$7.86
Total fair value of options vested	$53	$57	$58

Aggregate intrinsic value of options exercised	$261	$157	$79

Share-based compensation expense for stock options, restricted stock and ESPP	$53	$67	$63
Total tax benefit for stock option, restricted stock and ESPP share-based compensation	$17	$24	$22

Cash received from option exercises	$308	$413	$169
Cash tax benefits realized related to tax deductions for non-qualified option exercises and disqualifying dispositions under all share-based payment arrangements	$99	$61	$32

At July 31, 2011, there was $69 million of unrecognized compensation cost related to non-vested stock options and restricted stock that we will amortize to expense in the future. Unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.1 years.

Due to our ongoing program of repurchasing our common stock on the open market, at July 31, 2011 we had approximately 129 million treasury shares. We satisfy option exercises and RSU vesting from this pool of treasury shares.

Tables of Contents

Restricted Stock Unit Activity and Related Share-Based Compensation Expense

A summary of restricted stock unit (RSU) activity for the periods indicated was as follows:

(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at July 31, 2008	4,997	$29.29
Granted	6,242	26.09
Vested	(1,150)	30.54
Forfeited	(691)	28.53
Nonvested at July 31, 2009	9,398	27.06
Granted	5,253	36.24
Restricted stock units assumed and converted in connection with acquisitions	231	29.14
Vested	(2,172)	29.30
Forfeited	(1,179)	26.46
Nonvested at July 31, 2010	11,531	30.93
Granted	3,855	47.02
Vested	(3,474)	26.33
Forfeited	(857)	31.73
Nonvested at July 31, 2011	11,055	$37.92

Additional information regarding our RSUs is shown in the table below.

	Twelve Months Ended July 31,
(In millions)	2011	2010	2009

Total fair value of RSUs vested	$150	$64	$35

Share-based compensation for RSUs	$100	$68	$70
Total tax benefit related to RSU share-based compensation expense	$36	$25	$26

Cash tax benefits realized for tax deductions for RSUs	$36	$24	$14

At July 31, 2011, there was $238 million of unrecognized compensation cost related to non-vested RSUs that we will amortize to expense in the future. Unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.5 years.

13. Benefit Plans

Executive Deferred Compensation Plan

In December 2004 we initially adopted our 2005 Executive Deferred Compensation Plan, which became effective January 1, 2005. We adopted this plan to meet the requirements for deferred compensation under Section 409A of the Internal Revenue Code. The plan provides that executives who meet minimum compensation requirements are eligible to defer up to 75% of their salaries, bonuses and commissions. We have agreed to credit the participants’ contributions with earnings that reflect the performance of certain independent investment funds. We may also make discretionary employer contributions to participant accounts in certain circumstances. The timing, amounts and vesting schedules of employer contributions are at the sole discretion of the Compensation and Organizational Development Committee of our Board of Directors or its delegate. The

Tables of Contents

benefits under this plan are unsecured. Participants are generally eligible to receive payment of their vested benefit at the end of their elected deferral period or after termination of their employment with Intuit for any reason or at a later date to comply with the restrictions of Section 409A. Discretionary company contributions and the related earnings vest completely upon the participant’s disability, death or a change of control of Intuit. Employer contributions to the plan were not significant for any period presented.

We had liabilities related to this plan of $50 million at July 31, 2011 and $43 million at July 31, 2010. We have matched the plan liabilities with similar performing assets. These assets are recorded in other long-term assets while liabilities related to obligations are recorded in other current liabilities on our balance sheets.

401(k) Plan

In the United States, employees who participate in the Intuit Inc. 401(k) Plan may currently contribute up to 20% of pre-tax compensation, subject to Internal Revenue Service limitations and the terms and conditions of the plan. We match a portion of employee contributions, currently 150% of the first $1,000 and up to 75% of the next six percent of salary, subject to Internal Revenue Service limitations. Matching contributions were $34 million for the twelve months ended July 31, 2011; $32 million for the twelve months ended July 31, 2010; and $35 million for the twelve months ended July 31, 2009.

14. Litigation

Intuit is subject to certain routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business, including assertions that we may be infringing patents or other intellectual property rights of others. We currently believe that, in addition to any amounts accrued, the amount of potential losses, if any, for any pending claims of any type (either alone or combined) will not have a material impact on our consolidated financial statements. The ultimate outcome of any litigation is uncertain and, regardless of outcome, litigation can have an adverse impact on Intuit because of defense costs, negative publicity, diversion of management resources and other factors. Our failure to obtain necessary license or other rights, or litigation arising out of intellectual property claims could adversely affect our business.

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

Financial Management Solutions product revenue is derived primarily from QuickBooks desktop software products and financial supplies such as paper checks, envelopes, invoices, business cards and business stationery. Financial Management Solutions service and other revenue is derived primarily from QuickBooks Online; QuickBooks technical support plans; Intuit Websites, which provides website design and hosting services for small and medium-sized businesses; QuickBase; and royalties from small business online services.

Employee Management Solutions product revenue is derived primarily from QuickBooks Basic Payroll and QuickBooks Enhanced Payroll, which are products sold on a subscription basis that offer payroll tax tables, payroll reports, federal and state payroll tax forms, and electronic tax payment and filing to small businesses that prepare their own payrolls. Employee Management Solutions service and other revenue is derived from Quickbooks Online Payroll, QuickBooks Assisted Payroll, Intuit Online Payroll, Intuit Full Service Payroll, fees for direct deposit services, and fees for other small business payroll and employee management services. Service and other revenue for this segment also includes interest earned on funds held for customers.

Payment Solutions product revenue is derived primarily from Point of Sale solutions. Payment Solutions service and other revenue is derived primarily from merchant services for small businesses that include credit card, debit card and gift card processing services; check verification, check guarantee and electronic check conversion, including automated clearing house (ACH) and Check 21 capabilities; from Web-based transaction processing services for online merchants; and from GoPayment mobile payment processing services.

Consumer Tax product revenue is derived primarily from TurboTax federal and state consumer and small business desktop tax return preparation software. Consumer Tax service and other revenue is derived primarily from TurboTax Online tax return preparation services and electronic tax filing services.

Tables of Contents

Accounting Professionals product revenue is derived primarily from ProSeries and Lacerte professional tax preparation software products and from QuickBooks Premier Accountant Edition and ProAdvisor Program for professional accountants. Accounting Professionals service and other revenue is derived primarily from ProLine Tax Online tax return preparation services, electronic tax filing services, bank product transmission services and training services.

Financial Services service and other revenue is derived primarily from outsourced online banking solutions that are hosted in our data centers and delivered as on-demand service offerings to banks and credit unions. Financial Services service and other revenue also includes fees for implementation services.

Other Businesses consist primarily of Quicken, Mint.com, Intuit Health, and our businesses in Canada, the United Kingdom, Singapore and India. Quicken product revenue is derived primarily from Quicken desktop software products. Quicken service and other revenue is derived primarily from fees from consumer online transactions and Quicken Loans trademark royalties. Mint.com service and other revenue is derived primarily from lead generation fees. Intuit Health service and other revenue is derived from online patient-to-provider communication services and fees for implementation services. In Canada, product revenue is derived primarily from localized versions of QuickBooks and Quicken as well as consumer desktop tax return preparation software and professional tax preparation products. Service and other revenue in Canada consists primarily of revenue from QuickBooks support plans, payroll services and merchant payment processing services. In the United Kingdom, product revenue is derived primarily from localized versions of QuickBooks and QuickBooks Payroll. Our newest international offerings include QuickBooks Online in Singapore and Intuit Money Manager, a mobile personal financial management service, in India.

All of our business segments except Other Businesses operate primarily in the United States and sell primarily to customers in the United States. International total net revenue was less than 5% of consolidated total net revenue for the twelve months ended July 31, 2011, 2010 and 2009.

We include expenses such as corporate selling and marketing, product development, and general and administrative expenses and share-based compensation expenses, which are not allocated to specific segments, in unallocated corporate items. Unallocated corporate items also include amortization of acquired technology, amortization of other acquired intangible assets, and goodwill and intangible asset impairment charges.

The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies in Note 1. Except for goodwill and acquired intangible assets, we do not generally track assets by reportable segment and, consequently, we do not disclose total assets by reportable segment. See Note 5 for goodwill by reportable segment.

Tables of Contents

The following table shows our financial results by reportable segment for the periods indicated. Results for our Other Businesses segment have been adjusted for all periods presented to exclude results for our Intuit Real Estate Solutions business, which became a discontinued operation in the second quarter of fiscal 2010. See Note 8.

	Twelve Months Ended July 31,
(In millions)	2011	2010	2009

Net revenue:
Financial Management Solutions	$701	$611	$579
Employee Management Solutions	457	418	365
Payment Solutions	348	313	291
Consumer Tax	1,298	1,146	996
Accounting Professionals	399	373	352
Financial Services	346	332	311
Other Businesses	302	262	215
Total net revenue	$3,851	$3,455	$3,109

Operating income from continuing operations:
Financial Management Solutions	$220	$152	$113
Employee Management Solutions	271	253	208
Payment Solutions	64	67	31
Consumer Tax	850	746	629
Accounting Professionals	228	210	186
Financial Services	83	71	69
Other Businesses	67	64	62
Total segment operating income	1,783	1,563	1,298
Unallocated corporate items:
Share-based compensation expense	(153)	(134)	(130)
Other common expenses	(532)	(475)	(384)
Amortization of acquired technology	(17)	(49)	(59)
Amortization of other acquired intangible assets	(44)	(42)	(42)
Goodwill and intangible asset impairment charge	(30)	—	—
Total unallocated corporate items	(776)	(700)	(615)
Total operating income from continuing operations	$1,007	$863	$683

Tables of Contents

16. Selected Quarterly Financial Data (Unaudited)

The following tables contain selected quarterly financial data for the twelve months ended July 31, 2011 and July 31, 2010. We accounted for our Intuit Real Estate Solutions business as discontinued operations and as a result have segregated its operating results from continuing operations in our statements of operations and in these tables. See Note 8.

	Fiscal 2011 Quarter Ended
(In millions, except per share amounts)	October 31	January 31	April 30	July 31

Total net revenue	$532	$878	$1,848	$593
Cost of revenue	159	180	168	164
All other costs and expenses	477	587	619	490
Operating income (loss) from continuing operations	(104)	111	1,061	(61)
Net income (loss) from continuing operations	(70)	73	688	(57)
Net income from discontinued operations	—	—	—	—
Net income (loss)	(70)	73	688	(57)

Basic net income (loss) per share from continuing operations	$(0.22)	$0.24	$2.27	$(0.19)
Basic net income per share from discontinued operations	—	—	—	—
Basic net income (loss) per share	$(0.22)	$0.24	$2.27	$(0.19)

Diluted net income (loss) per share from continuing operations	$(0.22)	$0.23	$2.20	$(0.19)
Diluted net income per share from discontinued operations	—	—	—	—
Diluted net income (loss) per share	$(0.22)	$0.23	$2.20	$(0.19)

	Fiscal 2010 Quarter Ended
(In millions, except per share amounts)	October 31	January 31	April 30	July 31

Total net revenue	$474	$837	$1,607	$537
Cost of revenue	166	178	157	152
All other costs and expenses	408	520	562	449
Operating income (loss) from continuing operations	(100)	139	888	(64)
Net income (loss) from continuing operations	(69)	80	576	(48)
Net income from discontinued operations	1	34	—	—
Net income (loss)	(68)	114	576	(48)

Basic net income (loss) per share from continuing operations	$(0.21)	$0.25	$1.83	$(0.15)
Basic net income per share from discontinued operations	—	0.11	—	—
Basic net income (loss) per share	$(0.21)	$0.36	$1.83	$(0.15)

Diluted net income (loss) per share from continuing operations	$(0.21)	$0.25	$1.78	$(0.15)
Diluted net income per share from discontinued operations	—	0.10	—	—
Diluted net income (loss) per share	$(0.21)	$0.35	$1.78	$(0.15)

Tables of Contents

Schedule II
INTUIT INC.
VALUATION AND QUALIFYING ACCOUNTS

(In millions)	Beginning Balance	Additions Charged to Expense/ Revenue	Deductions	Ending Balance
Year ended July 31, 2011
Allowance for doubtful accounts	$22	$18	$(20)	$20
Reserve for product returns	20	94	(94)	20
Reserve for rebates	11	90	(90)	11

Year ended July 31, 2010
Allowance for doubtful accounts	$16	$23	$(17)	$22
Reserve for product returns	22	101	(103)	20
Reserve for rebates	30	84	(103)	11

Year ended July 31, 2009
Allowance for doubtful accounts	$16	$14	$(14)	$16
Reserve for product returns	28	107	(113)	22
Reserve for rebates	13	114	(97)	30

Note:	Additions to the allowance for doubtful accounts are charged to general and administrative expense.
Additions to the reserves for product returns and rebates are charged against revenue.

Tables of Contents

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2011 based on the guidelines established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of July 31, 2011 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit and Risk Committee of Intuit’s Board of Directors.

Ernst & Young LLP, an independent registered public accounting firm, independently assessed the effectiveness of our internal control over financial reporting as of July 31, 2011. Ernst & Young has issued an attestation report concurring with management’s assessment, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During our most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B
OTHER INFORMATION

None.

Tables of Contents

PART III

ITEM 10
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for the information about our executive officers shown below, the information required for this Item 10 is incorporated by reference from our Proxy Statement to be filed in connection with our January 2012 Annual Meeting of Stockholders.

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

EXECUTIVE OFFICERS

The following table shows Intuit’s executive officers as of August 31, 2011 and their areas of responsibility. Their biographies follow the table.

Name	Age	Position

Brad D. Smith	47	President, Chief Executive Officer and Director
Scott D. Cook	59	Chairman of the Executive Committee
Laura A. Fennell	50	Senior Vice President, General Counsel and Corporate Secretary
Daniel R. Maurer	55	Senior Vice President and General Manager, Consumer Group
Kiran M. Patel	63	Executive Vice President and General Manager, Small Business Group
R. Neil Williams	58	Senior Vice President and Chief Financial Officer
Jeffrey P. Hank	51	Vice President, Corporate Controller

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

Mr. Maurer has been Senior Vice President and General Manager of Intuit’s Consumer Group since December 2008. From February 2008 to December 2008, he was Senior Vice President and Chief Marketing Officer. From January 2006 to February 2008 he was Vice President of Marketing for Intuit’s Consumer Tax Group. Prior to joining Intuit, Mr. Maurer served

Tables of Contents

as Vice President of strategy at The Campbell’s Soup Company from 2002 to December 2005 and held senior marketing positions at The Procter & Gamble Company. Mr. Maurer holds a Bachelor’s Degree in Marketing and Finance from the University of Wisconsin.

Mr. Patel has been Executive Vice President and General Manager, Small Business Group since December 2008. He was Senior Vice President and General Manager, Consumer Tax Group from June 2007 to December 2008 and Chief Financial Officer from September 2005 to January 2008. From August 2001 to September 2005, Mr. Patel served as Executive Vice President and Chief Financial Officer of Solectron Corporation, a provider of electronics supply chain services, where he led finance, legal, investor relations and business development activities. From October 2000 to May 2001, he was the Chief Financial Officer of iMotors, an Internet-based value-added retailer of used cars. Previously, Mr. Patel had a 27-year career with Cummins Inc., where he served in a broad range of finance positions, most recently as Chief Financial Officer and Executive Vice President. Mr. Patel also serves on the board of directors of KLA-Tencor Corporation and is a trustee of The Charles Schwab Family of Funds. Mr. Patel holds a Bachelor of Science degree in Electrical Engineering and a Master’s degree in Business Administration from the University of Tennessee, and he is a certified public accountant.

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

ITEM 11
EXECUTIVE COMPENSATION

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our January 2012 Annual Meeting of Stockholders.

ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our January 2012 Annual Meeting of Stockholders.

ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our January 2012 Annual Meeting of Stockholders.

ITEM 14
PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our January 2012 Annual Meeting of Stockholders.

Tables of Contents

PART IV

ITEM 15
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements — See Index to Consolidated Financial Statements in Part II, Item 8.

2.	Financial Statement Schedules — See Index to Consolidated Financial Statements in Part II, Item 8.

3.	Exhibits

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date

3.01	Restated Intuit Certificate of Incorporation, dated as of January 19, 2000		10-Q	6/14/2000

3.02	Bylaws of Intuit, as amended and restated effective April 28, 2010		8-K	4/30/2010

4.01	Form of Specimen Certificate for Intuit’s Common Stock		10-K	9/15/2009

4.02	Indenture, dated as of March 7, 2007, between Intuit and The Bank of New York Trust Company, N.A. as trustee		8-K	3/7/2007

4.03	Forms of Global Note for Intuit’s 5.40% Senior Notes due 2012 and 5.75% Senior Notes due 2017		8-K	3/12/2007

10.01+	Intuit Inc. 2005 Equity Incentive Plan, as amended December 14, 2007		S-8 333-148112	12/17/2007

10.02+	Intuit Inc. 2005 Equity Incentive Plan, as amended April 23, 2008		8-K	4/28/2008

10.03+	Intuit Inc. 2005 Equity Incentive Plan, as amended December 16, 2008		S-8 333-156205	12/17/2008

10.04+	Intuit Inc. 2005 Equity Incentive Plan, as amended December 15, 2009		S-8 333-163728	12/15/2009

10.05+	Intuit Inc. 2005 Amended and Restated 2005 Equity Incentive Plan, as approved January 19, 2011		S-8 333-171768	1/19/2011

10.06+	2005 Equity Incentive Plan Form of Non-Qualified Stock Option – New Hire, Promotion or Retention Grant		10-Q	12/10/2004

10.07+	2005 Equity Incentive Plan Form of Non-Qualified Stock Option – Focal Grant		10-Q	12/10/2004

10.08+	2005 Equity Incentive Plan Form of Non-Employee Director Option – Initial Grant		10-Q	12/10/2004

10.09+	2005 Equity Incentive Plan Form of Non-Employee Director Option – Succeeding Grant		10-Q	12/10/2004

10.10+	2005 Equity Incentive Plan Form of Non-Employee Director Option – Committee Grant		10-Q	12/10/2004

10.11+	Form of Director Restricted Stock Unit Grant Agreement		8-K	12/18/2009

10.12+	Form of Executive Performance-Based Restricted Stock Unit Agreement (one year operating goal)		10-K	9/16/2010

10.13+	Form of Executive Performance-Based Restricted Stock Unit Agreement (three year operating goals)		10-K	9/16/2010

Tables of Contents

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date
10.14+	Form of Executive Performance-Based Restricted Stock Unit Agreement (total shareholder return objectives)		10-K	9/16/2010

10.15+	Form of CEO Performance-Based Restricted Stock Unit Agreement (one year operating goal)		10-K	9/16/2010

10.16+	Form of CEO Performance-Based Restricted Stock Unit Agreement (three year operating goals)		10-K	9/16/2010

10.17+	Form of CEO Performance-Based Restricted Stock Unit Agreement (total shareholder return objectives)		10-K	9/16/2010

10.18+	Form of 2009 Performance-Based Restricted Stock Unit Agreement		8-K	8/17/2009

10.19+	Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting)		10-K	9/12/2008

10.20+	Form of Restricted Stock Unit Award Agreement (Service-Based Vesting)		8-K	7/31/2006

10.21+	Intuit Inc. Management Stock Purchase Program, as amended October 23, 2007		10-K	9/12/2008

10.22+	Form of Restricted Stock Unit Grant Agreement for MSPP Purchased Award		10-Q	12/1/2006

10.23+	Form of Restricted Stock Unit Grant Agreement for MSPP Matching Award		10-Q	12/1/2006

10.24+	Form of Performance-based Restricted Stock Unit Agreement for key employees of Digital Insight		8-K	2/7/2007

10.25+
Digital Insight Corporation 1997 Stock Plan, Form of Stock Option Agreement under the Digital Insight Corporation 1997 Stock Plan and the Notice of Grant of Stock Purchase Right under the Digital Insight Corporation 1999 Stock Plan
			S-1 333-81547 Filed by Digital Insight	6/25/1999

10.26+	Digital Insight Corporation 1999 Stock Plan and Form of Stock Option Agreement under the Digital Insight Corporation 1999 Stock Plan		S-1/A 333-81547 Filed by Digital Insight	9/13/1999

10.27+	First, Second and Third Amendments to the Digital Insight Corporation 1999 Stock Plan		10-Q Filed by Digital Insight	5/15/2001

10.28+	Homestead.com Incorporated 1996 Stock Option Plan, as amended		S-8	1/10/2008

10.29+	Form of Stock Option Agreement under the Homestead.com Incorporated 1996 Stock Option Plan		S-8	1/10/2008

10.30+	Homestead Technologies Inc. 2006 Equity Incentive Plan, as amended		S-8	1/10/2008

10.31+	Form of Stock Option Agreement and Option Grant Notice under Homestead Technologies Inc. 2006 Equity Incentive Plan		S-8	1/10/2008

10.32+	Form of Homestead Technologies Inc. 2006 Equity Incentive Plan Award Agreement for Restricted Stock Units		S-8	1/10/2008

10.33+	Form of Intuit Inc. Stock Option Assumption Agreement		S-8	2/9/2007

Tables of Contents

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date
10.34+
Forms of Restricted Stock Unit Agreements: Intuit Inc. MSPP Matching Award Agreement; Intuit Inc. Performance-Based Vesting Agreement; Homestead Technologies Inc. Service-Based Vesting Agreement; and Intuit Inc. Service-Based Vesting Agreement
			10-Q	12/4/2008

10.35+	PayCycle, Inc. 1999 Equity Incentive Plan, as amended, effective November 1, 1999.		S-8	8/5/2009

10.36+	Form of Intuit Inc. Stock Option Assumption Agreement		S-8	8/5/2009

10.37+	Form of PayCycle, Inc. 1999 Equity Incentive Plan Stock Option Agreement		S-8	8/5/2009

10.38+	Mint Software Inc. Third Amended and Restated 2006 Stock Plan		S-8 333-163145	11/17/2009

10.39+	Form of Stock Option Agreement under the Mint Software Inc. Third Amended and Restated 2006 Stock Plan — Early Exercise		S-8 333-163145	11/17/2009

10.40+	Form of Stock Option Agreement under the Mint Software Inc. Third Amended and Restated 2006 Stock Plan — No Early Exercise		S-8 333-163145	11/17/2009

10.41+	Form of Executive Promotion/New Hire Stock Option Agreement		10-K	9/12/2008

10.42+	Form of Executive Restricted Stock Unit Agreement (performance vesting)		10-K	9/12/2008

10.43+	Intuit Executive Relocation Policy		10-K	9/15/2009

10.44+	Intuit Inc. 2005 Executive Deferred Compensation Plan, effective January 1, 2005		10-Q	12/10/2004

10.45+	Intuit 2002 Equity Incentive Plan and related plan documents, as amended July 30, 2003		10-K	9/19/2003

10.46+	Intuit 1993 Equity Incentive Plan, as amended January 16, 2002		10-Q	2/28/2002

10.47+	Intuit Employee Stock Purchase Plan, as amended December 15, 2006		S-8 333-139452	12/18/2006

10.48+	Intuit Employee Stock Purchase Plan, as amended December 15, 2009		S-8 333-163728	12/15/2009

10.49+	Intuit 1996 Directors Stock Option Plan and forms of Agreement, as amended by the Board on January 30, 2003		10-Q	2/28/2003

10.50+	Intuit Inc. Performance Incentive Plan for Fiscal Year 2010		8-K	8/3/2009

10.51+	Intuit Inc. Performance Incentive Plan for Fiscal Year 2011		8-K	7/26/2010

10.52+	Intuit Inc. Performance Incentive Plan for Fiscal Year 2012		8-K	7/22/2011

10.53+	Intuit Executive Deferred Compensation Plan, effective March 15, 2002		10-Q	5/31/2002

10.54+	Intuit Senior Executive Incentive Plan adopted on December 12, 2002		DEF 14A Appendix 3	10/23/2002

10.55+	Intuit Senior Executive Incentive Plan adopted on October 23, 2007		8-K	12/17/2007

10.56+	Form of Indemnification Agreement entered into by Intuit with each of its directors and certain officers		10-K	9/25/2002

Tables of Contents

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date
10.57+	Form of Amended and Restated Employment Agreement dated December 1, 2008 between Intuit Inc. and Kiran M. Patel		8-K	12/2/2009

10.58+	Amendment dated December 1, 2008 to Letter Regarding Terms of Employment by and between Intuit Inc. and Mr. R. Neil Williams dated November 2, 2007		10-Q	12/4/2008

10.59+	Letter Regarding Terms of Employment by and between Intuit Inc. and Dan Maurer dated November 16, 2005, Promotion Memo dated January 16, 2008 and Amendment dated December 1, 2008		10-Q	12/6/2010

10.60+	Amendment dated December 1, 2008 to Letter Regarding Terms of Employment by and between Intuit Inc. and Mr. Brad D. Smith dated October 1, 2007		10-Q	12/4/2008

10.61+	Letter Regarding Terms of Employment by and between Intuit Inc. and Mr. Brad D. Smith, dated October 1, 2007		8-K	10/5/2007

10.62+	Letter Regarding Terms of Employment by and between Intuit Inc. and Mr. R. Neil Williams, dated November 2, 2007		8-K	11/8/2007

10.63+	Employment Agreement dated September 2, 2005 between Intuit and Kiran Patel		8-K	9/8/2005

10.64+	Director Compensation Agreement between Intuit and Dennis D. Powell, dated February 11, 2004		10-Q	6/14/2004

10.65	Letter Agreement, dated October 12, 2009, among Intuit Inc., Relational Investors LLC and each of the other persons set forth on the signature pages thereto		8-K	10/13/2009

10.66
Five Year Credit Agreement dated as of March 22, 2007, by and among Intuit, the Lenders parties thereto, JPMorgan Chase Bank, N.A., as syndication agent, and Citicorp USA, Inc., as administrative agent
			8-K	3/22/2007

10.67	Free On-Line Electronic Tax Filing Agreement Amendment, effective as of October 30, 2005 between the Internal Revenue Service and the Free File Alliance, LLC		10-Q	12/5/2005

10.68	Free On-Line Electronic Tax Filing Agreement Amendment dated November 5, 2009 between the Internal Revenue Service and the Free File Alliance, LLC		10-Q	12/4/2009

10.69#	Master Services Agreement between Intuit and Arvato Services, Inc., dated May 28, 2003		10-K	9/19/2003

10.70	Second Amendment to Master Service Agreement between Intuit and Arvato Services, Inc., effective May 29, 2007		10-K	9/14/2007

10.71#	Amendment 3 to Master Services Agreement between Intuit and Arvato Services, Inc., effective April 1, 2008		10-Q	5/30/2008

10.72#	Amendment 5 to the Master Services Agreement between Intuit and Arvato Digital Services LLC effective August 19, 2010		10-Q	12/6/2010

10.73#	Lease, dated as of March 28, 2005, made by and between Kilroy Realty, L.P. and Intuit Inc. for property located on Torrey Santa Fe Road, San Diego		10-Q	6/7/2005

10.74	First Amendment to Lease, dated as of March 31, 2006, by and between Intuit and Kilroy Realty, L.P. for property in San Diego, California		10-Q	6/9/2006

10.75
Lease Expiration Advancement Agreement effective July 31, 2003 between Intuit and Charleston Properties for 2475, 2500, 2525, 2535 and 2550 Garcia Avenue and 2650, 2675, 2700 and 2750 Coast Avenue, Mountain View, CA
			10-K	9/19/2003

10.76	Lease Agreement dated as of July 31, 2003 between Intuit and Charleston Properties for 2475, 2500, 2525, 2535 and 2550 Garcia Avenue, Mountain View, CA		10-K	9/19/2003

Tables of Contents

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference Form/File No.	Date

10.77	Lease Agreement dated as of July 31, 2003 between Intuit and Charleston Properties for 2650, 2675, 2700 and 2750 Coast Avenue and 2600 Casey Avenue, Mountain View, California		10-K	9/19/2003

10.78	Lease Agreement dated as of March 29, 1999 between Intuit and various parties as Landlord for 2632 Marine Way, Mountain View, California		10-K	10/13/2001

10.79#	Second Amendment to Lease Agreement Phase 1, effective January 1, 2011, between Intuit Inc. and Charleston Properties		10-Q	3/1/2011

10.80#	Third Amendment to Lease Agreement Phase 2, effective January 1, 2011, between Intuit Inc. and Charleston Properties		10-Q	3/1/2011

21.01	List of Intuit’s Subsidiaries	X

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X

24.01	Power of Attorney (see signature page)	X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS*	XBRL Instance Document	X

101.SCH*	XBRL Taxonomy Extension Schema	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase	X
_______________________

+	Indicates a management contract or compensatory plan or arrangement.
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

Tables of Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC.
Dated:	September 14, 2011	By:	/s/ R. NEIL WILLIAMS
R. Neil Williams
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Tables of Contents

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

Name	Title	Date
Principal Executive Officer:
/s/ BRAD D. SMITH	President, Chief Executive Officer and Director	September 14, 2011
Brad D. Smith

Principal Financial Officer:
/s/ R. NEIL WILLIAMS	Senior Vice President and Chief Financial Officer	September 14, 2011
R. Neil Williams

Principal Accounting Officer:
/s/ JEFFREY P. HANK	Vice President, Corporate Controller	September 14, 2011
Jeffrey P. Hank

Additional Directors:
/s/ DAVID H. BATCHELDER	Director	September 14, 2011
David H. Batchelder

/s/ CHRISTOPHER W. BRODY	Director	September 14, 2011
Christopher W. Brody

/s/ WILLIAM V. CAMPBELL	Chairman of the Board of Directors	September 14, 2011
William V. Campbell

/s/ SCOTT D. COOK	Director	September 14, 2011
Scott D. Cook

/s/ DIANE B. GREENE	Director	September 14, 2011
Diane B. Greene

/s/ MICHAEL R. HALLMAN	Director	September 14, 2011
Michael R. Hallman

/s/ EDWARD A. KANGAS	Director	September 14, 2011
Edward A. Kangas

/s/ SUZANNE NORA JOHNSON	Director	September 14, 2011
Suzanne Nora Johnson

/s/ DENNIS D. POWELL	Director	September 14, 2011
Dennis D. Powell

Tables of Contents

EXHIBIT INDEX

Exhibit Number	Exhibit Description

21.01	List of Intuit’s Subsidiaries

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.01	Power of Attorney (see signature page)

31.01	Certification of Chief Executive Officer

31.02	Certification of Chief Financial Officer

32.01*	Section 1350 Certification (Chief Executive Officer)

32.02*	Section 1350 Certification (Chief Financial Officer)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	XBRL Taxonomy Extension Labels Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase
______________________

*
This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Intuit specifically incorporates it by reference.