Form 10-Q
period 2011-10-31
INTUIT INC
filed 2011-12-01
CIK 896878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2011
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________ .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 297,248,622 shares of Common Stock, $0.01 par value, were outstanding at November 23, 2011.

INTUIT INC.
FORM 10-Q
INDEX

Page Number
PART I FINANCIAL INFORMATION

ITEM 1: Financial Statements

Condensed Consolidated Statements of Operations for the three months ended October 31, 2011 and 2010	3

Condensed Consolidated Balance Sheets at October 31, 2011 and July 31, 2011	4

Condensed Consolidated Statements of Stockholders’ Equity for the three months ended October 31, 2011 and 2010	5

Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 2011 and 2010	6

Notes to Condensed Consolidated Financial Statements	7

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk	29

ITEM 4: Controls and Procedures	30

PART II OTHER INFORMATION

ITEM 1: Legal Proceedings	31

ITEM 1A: Risk Factors	31

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	41

ITEM 6: Exhibits	42

Signatures	43

EX-10.01
EX-10.02
EX-10.03
EX-31.01
EX-31.02
EX-32.01
EX-32.02
EX-101.INS XBRL Instance Document
EX-101.SCH XBRL Taxonomy Extension Schema
EX-101.CAL XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB XBRL Taxonomy Extension Label Linkbase
EX-101.PRE XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF XBRL Taxonomy Extension Definition Linkbase

Intuit, the Intuit logo, QuickBooks, TurboTax, Lacerte, ProSeries, Quicken and Mint, among others, are registered trademarks and/or registered service marks of Intuit Inc., or one of its subsidiaries, in the United States and other countries. Other parties’ marks are the property of their respective owners.

PART I
ITEM 1
FINANCIAL STATEMENTS

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In millions, except per share amounts)	October 31, 2011	October 31, 2010
Net revenue:
Product	$222	$216
Service and other	372	316
Total net revenue	594	532
Costs and expenses:
Cost of revenue:
Cost of product revenue	32	32
Cost of service and other revenue	136	123
Amortization of acquired technology	4	4
Selling and marketing	236	220
Research and development	167	156
General and administrative	92	90
Amortization of other acquired intangible assets	21	11
Total costs and expenses	688	636
Operating loss	(94)	(104)
Interest expense	(15)	(15)
Interest and other income, net	11	8
Loss before income taxes	(98)	(111)
Income tax benefit	(34)	(41)
Net loss	$(64)	$(70)

Basic net loss per share	$(0.21)	$(0.22)
Shares used in basic per share calculations	300	316

Diluted net loss per share	$(0.21)	$(0.22)
Shares used in diluted per share calculations	300	316

Dividends declared per common share	$0.15	$—
See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	October 31, 2011	July 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$333	$722
Investments	718	699
Accounts receivable, net	166	171
Income taxes receivable	139	72
Deferred income taxes	110	94
Prepaid expenses and other current assets	93	82
Current assets before funds held for customers	1,559	1,840
Funds held for customers	321	414
Total current assets	1,880	2,254
Long-term investments	59	63
Property and equipment, net	560	561
Goodwill	1,886	1,886
Acquired intangible assets, net	151	180
Long-term deferred income taxes	41	55
Other assets	106	111
Total assets	$4,683	$5,110
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$500	$500
Accounts payable	168	129
Accrued compensation and related liabilities	140	215
Deferred revenue	379	406
Other current liabilities	128	141
Current liabilities before customer fund deposits	1,315	1,391
Customer fund deposits	321	414
Total current liabilities	1,636	1,805
Long-term debt	499	499
Other long-term obligations	187	190
Total liabilities	2,322	2,494
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	2,919	2,886
Treasury stock, at cost	(4,484)	(4,316)
Accumulated other comprehensive income	9	15
Retained earnings	3,917	4,031
Total stockholders’ equity	2,361	2,616
Total liabilities and stockholders’ equity	$4,683	$5,110

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2011	300,597	$2,886	$(4,316)	$15	$4,031	$2,616
Components of comprehensive net loss:
Net loss	—	—	—	—	(64)	(64)
Other comprehensive loss, net of tax	—	—	—	(6)	—	(6)
Comprehensive net loss						(70)
Issuance of treasury stock under employee stock plans	3,219	(37)	87	—	(5)	45
Stock repurchases under stock repurchase programs	(5,211)	—	(255)	—	—	(255)
Cash dividends declared ($0.15 per share)	—	—	—	—	(45)	(45)
Tax benefit from share-based compensation plans	—	30	—	—	—	30
Share-based compensation expense	—	40	—	—	—	40
Balance at October 31, 2011	298,605	$2,919	$(4,484)	$9	$3,917	$2,361

(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2010	313,861	$2,728	$(3,315)	$11	$3,397	$2,821
Components of comprehensive net loss:
Net loss	—	—	—	—	(70)	(70)
Other comprehensive income, net of tax	—	—	—	1	—	1
Comprehensive net loss						(69)
Issuance of treasury stock under employee stock plans	7,049	(33)	159	—	—	126
Stock repurchases under stock repurchase programs	(7,308)	—	(330)	—	—	(330)
Tax benefit from share-based compensation plans	—	32	—	—	—	32
Share-based compensation expense	—	35	—	—	—	35
Balance at October 31, 2010	313,602	$2,762	$(3,486)	$12	$3,327	$2,615

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In millions)	October 31, 2011	October 31, 2010
Cash flows from operating activities:
Net loss	$(64)	$(70)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	44	37
Amortization of acquired intangible assets	28	19
Share-based compensation expense	40	35
Deferred income taxes	(5)	25
Tax benefit from share-based compensation plans	30	32
Excess tax benefit from share-based compensation plans	(29)	(27)
Other	(6)	5
Total adjustments	102	126
Changes in operating assets and liabilities:
Accounts receivable	5	(12)
Prepaid expenses, income taxes receivable and other assets	(78)	(134)
Accounts payable	39	5
Accrued compensation and related liabilities	(74)	(82)
Deferred revenue	(25)	(29)
Income taxes payable	1	(13)
Other liabilities	(16)	(2)
Total changes in operating assets and liabilities	(148)	(267)
Net cash used in operating activities	(110)	(211)
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(197)	(428)
Sales of available-for-sale debt securities	136	638
Maturities of available-for-sale debt securities	41	134
Net change in money market funds and other cash equivalents held to satisfy customer fund obligations	93	(26)
Net change in customer fund deposits	(93)	26
Purchases of property and equipment	(44)	(51)
Acquisitions of intangible assets	—	(3)
Other	14	(5)
Net cash (used in) provided by investing activities	(50)	285
Cash flows from financing activities:
Net proceeds from issuance of treasury stock under employee stock plans	45	126
Purchases of treasury stock	(255)	(330)
Cash dividends paid to stockholders	(45)	—
Excess tax benefit from share-based compensation plans	29	27
Net cash used in financing activities	(226)	(177)
Effect of exchange rates on cash and cash equivalents	(3)	1
Net decrease in cash and cash equivalents	(389)	(102)
Cash and cash equivalents at beginning of period	722	214
Cash and cash equivalents at end of period	$333	$112

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
Basis of Presentation
These condensed consolidated financial statements include the financial statements of Intuit and its wholly owned subsidiaries. We have eliminated all significant intercompany balances and transactions in consolidation. We have included all adjustments, consisting only of normal recurring items, which we considered necessary for a fair presentation of our financial results for the interim periods presented. These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2011. Results for the three months ended October 31, 2011 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2012 or any other future period.
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
Significant Accounting Policies
We describe our significant accounting policies in Note 1 to the financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2011. There have been no changes to our significant accounting policies during the first three months of fiscal 2012.
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

The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Three Months Ended
(In millions, except per share amounts)	October 31, 2011	October 31, 2010
Numerator:
Net loss	$(64)	$(70)

Denominator:
Shares used in basic and diluted per share amounts:
Weighted average common shares outstanding	300	316

Basic and diluted net loss per share:
Basic net loss per share	$(0.21)	$(0.22)
Diluted net loss per share	$(0.21)	$(0.22)

Shares excluded from computation of diluted net loss per share:
Weighted average stock options and restricted stock units that would have been included in the computation of dilutive common equivalent shares outstanding if net income had been reported in the period	28	33
Weighted average stock options and restricted stock units excluded from calculation due to anti-dilutive effect	3	5
Concentration of Credit Risk and Significant Customers
No customer accounted for 10% or more of total net revenue in the three months ended October 31, 2011 or October 31, 2010. No customer accounted for 10% or more of total accounts receivable at October 31, 2011 or July 31, 2011.
Recent Accounting Pronouncements
ASU 2011-04, “Fair Value Measurement (Topic 820)”
On May 12, 2011 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" (ASU 2011-04). This update amends Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurement and Disclosure.” ASU 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 is effective for annual and interim reporting periods beginning on or after December 15, 2011, which means that it will be effective for our fiscal quarter beginning February 1, 2012. The new guidance is to be adopted prospectively and early adoption is not permitted. We do not believe that adoption of ASU 2011-04 will have a significant impact on our consolidated financial statements.
ASU 2011-05, “Presentation of Comprehensive Income”
On June 16, 2011 the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05). This update amends ASC Topic 220, “Comprehensive Income” to provide that total comprehensive income will be reported in one continuous statement or two separate but consecutive statements of financial performance. Presentation of total comprehensive income in the statement of stockholders' equity or the footnotes will no longer be allowed. The calculation of net income and basic and diluted net income per share will not be affected. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011, which means that it will be effective for our fiscal year beginning August 1, 2012. Retrospective adoption is required and early adoption is permitted. We do not believe that adoption of ASU 2011-05 will have a significant impact on our consolidated financial statements.

ASU 2011-08, “Testing Goodwill for Impairment”
On September 15, 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (ASU 2011-08)." This update amends ASC Topic 350, “Intangibles - Goodwill and Other” to give companies the option to perform a qualitative assessment that may allow them to skip the annual two-step test and reduce costs. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011, which means that it will be effective for our fiscal year beginning August 1, 2012. Early adoption is permitted. We are in the process of evaluating this update and therefore have not yet determined the impact that adoption of ASU 2011-08 will have on our consolidated financial statements.

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

	October 31, 2011				July 31, 2011
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash equivalents, primarily money market funds	$333	$—	$—	$333	$854	$—	$—	$854
Available-for-sale debt securities:
Municipal bonds	—	397	—	397	—	434	—	434
Municipal auction rate securities	—	—	54	54	—	—	59	59
Corporate notes	—	333	—	333	—	288	—	288
U.S. agency securities	—	163	—	163	—	152	—	152
Total available-for-sale debt securities	—	893	54	947	—	874	59	933
Total assets measured at fair value on a recurring basis	$333	$893	$54	$1,280	$854	$874	$59	$1,787
Liabilities:
Senior notes (1)	$—	$1,077	$—	$1,077	$—	$1,084	$—	$1,084
______________________________

(1)	Carrying value on our balance sheets at October 31, 2011 and July 31, 2011 was $999 million. See Note 5.

The following table summarizes our cash equivalents and available-for-sale debt securities by balance sheet classification and level in the fair value hierarchy at the dates indicated.

	October 31, 2011				July 31, 2011
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$187	$—	$—	$187	$615	$—	$—	$615
In funds held for customers	146	—	—	146	239	—	—	239
Total cash equivalents	$333	$—	$—	$333	$854	$—	$—	$854
Available-for-sale debt securities:
In investments	$—	$718	$—	$718	$—	$699	$—	$699
In funds held for customers	—	175	—	175	—	175	—	175
In long-term investments	—	—	54	54	—	—	59	59
Total available-for-sale debt securities	$—	$893	$54	$947	$—	$874	$59	$933

We value our Level 1 assets, consisting primarily of money market funds, using quoted prices in active markets for identical instruments. Financial assets whose fair values we measure on a recurring basis using Level 2 inputs consist of municipal bonds, corporate notes and U.S. agency securities. We measure the fair values of these assets using quoted prices in active markets for similar instruments. Financial liabilities whose fair values we measure using Level 2 inputs consist of debt. See Note 5. We measure the fair value of our senior notes based on their trading prices and the interest rates we could obtain for other borrowings with similar terms. Financial assets whose fair values we measure using significant unobservable (Level 3) inputs consist of municipal auction rate securities that are no longer liquid. These securities are included in long-term investments on our balance sheets at October 31, 2011 and July 31, 2011 based on the maturities of the underlying securities. There were no significant transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the three months ended October 31, 2011.
The following table presents a reconciliation of activity for our Level 3 assets for the three months ended October 31, 2011.

Three Months Ended
(In millions)	October 31, 2011
Beginning balance	$59
Settlements at par	(5)
Ending balance	$54

We estimated the fair values of these municipal auction rate securities at October 31, 2011 and July 31, 2011 using a discounted cash flow model that we prepared. Using our discounted cash flow model we determined that the fair values of the municipal auction rate securities we held at October 31, 2011 were approximately equal to their par values. As a result, we recorded no decrease in the fair values of those securities for the three months then ended. We do not intend to sell our municipal auction rate securities and it is not more likely than not that we will be required to sell them before recovery at par, which may be at maturity. Based on our expected operating cash flows and our other sources of cash, we do not believe that the reduction in liquidity of our municipal auction rate securities will have a material impact on our overall ability to meet our liquidity needs.

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

	October 31, 2011		July 31, 2011
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on balance sheets:
Cash and cash equivalents	$333	$333	$722	$722
Investments	718	718	698	699
Funds held for customers	321	321	413	414
Long-term investments	59	59	63	63
Total cash and cash equivalents, investments and funds held for customers	$1,431	$1,431	$1,896	$1,898

The following table summarizes our cash and cash equivalents, investments and funds held for customers by investment category at the dates indicated.

	October 31, 2011		July 31, 2011
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash and cash equivalents	$479	$479	$961	$961
Available-for-sale debt securities:
Municipal bonds	397	397	434	434
Municipal auction rate securities	54	54	59	59
Corporate notes	333	333	287	288
U.S. agency securities	163	163	151	152
Total available-for-sale debt securities	947	947	931	933
Other long-term investments	5	5	4	4
Total cash and cash equivalents, investments and funds held for customers	$1,431	$1,431	$1,896	$1,898

We use the specific identification method to compute gains and losses on investments. We include realized gains and losses on our available-for-sale debt securities in interest and other income, net in our statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the three months ended October 31, 2011 and October 31, 2010 were not significant. We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income in the stockholders’ equity section of our balance sheets. Gross unrealized gains and losses on our available-for-sale debt securities at October 31, 2011 and July 31, 2011 were not significant.
We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held at October 31, 2011 were not other-than-temporarily impaired. Unrealized losses at October 31, 2011 were not significant and were due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. We do not intend to sell these investments and it is not more likely than not that we will be required to sell them before recovery at par, which may be at maturity.
The following table summarizes our available-for-sale debt securities classified by the stated maturity date of the security at the dates indicated.

	October 31, 2011		July 31, 2011
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$252	$252	$267	$267
Due within two years	388	388	323	324
Due within three years	182	182	190	191
Due after three years	125	125	151	151
Total available-for-sale debt securities	$947	$947	$931	$933

Available-for-sale debt securities due after three years in the table above include our municipal auction rate securities. See Note 2 for more information. All of the remaining securities in that category had effective maturities of three years or less due to interest reset dates or mandatory call dates.

4.	Current Liabilities
Current Portion of Long-Term Debt
The current portion of long-term debt consists of $500 million of 5.40% senior unsecured notes due on March 15, 2012, less the unamortized discount. See Note 5, "Long-Term Obligations - Long-Term Debt," for more information.
Unsecured Revolving Credit Facility
On March 22, 2007 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on March 22, 2012. Advances under the credit facility will accrue interest at rates that are equal to, at our election, either Citibank’s base rate or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.18% to 0.575% based on our senior debt credit ratings. The applicable interest rate will be increased by 0.05% for any period in which the total principal amount of advances and letters of credit under the credit facility exceeds $250 million. The agreement includes covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 and a ratio of annual EBITDA to interest payable of not less than 3.00 to 1.00. We were in compliance with these covenants at October 31, 2011. We may use amounts borrowed under this credit facility for general corporate purposes or for future acquisitions or expansion of our business. To date we have not borrowed under this credit facility.
Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

(In millions)	October 31, 2011	July 31, 2011
Reserve for product returns	$20	$20
Reserve for rebates	12	11
Current portion of license fee payable	10	10
Current portion of deferred rent	6	7
Interest payable	7	21
Executive deferred compensation plan liabilities	54	50
Other	19	22
Total other current liabilities	$128	$141

The balances of several of our other current liabilities, particularly our reserves for product returns and rebates, are affected by the seasonality of our business. See Note 1, “Seasonality.”

5.	Long-Term Obligations
Long-Term Debt
On March 12, 2007 we issued $500 million of 5.40% senior unsecured notes due on March 15, 2012 and $500 million of 5.75% senior unsecured notes due on March 15, 2017 (together, the Notes), for a total principal amount of $1 billion. We carried the Notes at face value less the unamortized discount in current portion of long-term debt and long-term debt on our balance sheets at October 31, 2011 and July 31, 2011. The Notes are redeemable by Intuit at any time, subject to a make-whole premium. The Notes include covenants that limit our ability to grant liens on our facilities and to enter into sale and leaseback transactions, subject to significant allowances. We paid $28 million in cash for interest on the Notes during the three months ended October 31, 2011 and October 31, 2010.

Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

(In millions)	October 31, 2011	July 31, 2011
Total license fee payable	$61	$60
Total deferred rent	52	52
Long-term deferred revenue	40	40
Long-term income tax liabilities	40	42
Long-term payables	10	12
Other	1	1
Total long-term obligations	204	207
Less current portion (included in other current liabilities)	(17)	(17)
Long-term obligations due after one year	$187	$190

6.	Income Taxes
Effective Tax Rate
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period. Our effective tax benefit rate for the three months ended October 31, 2011 was approximately 35% and did not differ significantly from the federal statutory rate of 35%. State income taxes were substantially offset by the benefit we received from the domestic production activities deduction and the federal research and experimentation credit. Our effective tax benefit rate for the three months ended October 31, 2010 was approximately 37%. This differed from the federal statutory rate of 35% primarily due to state income taxes, which were partially offset by the benefit we received from the domestic production activities deduction.
The decrease in the effective tax benefit rate for the three months ended October 31, 2011 compared with the three months ended October 31, 2010 was primarily related to the decrease in the California tax rate after the adoption of single sales factor apportionment effective August 1, 2011.
Unrecognized Tax Benefits and Other Considerations
The total amount of our unrecognized tax benefits at July 31, 2011 was $41 million. Net of related deferred tax assets, unrecognized tax benefits were $35 million at that date. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $35 million. There were no material changes to these amounts during the three months ended October 31, 2011. We do not believe that it is reasonably possible that there will be a significant increase or decrease in our unrecognized tax benefits over the next 12 months.

7.	Stockholders’ Equity
Stock Repurchase Programs
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. We repurchased 5.2 million shares for $255 million under these programs during the three months ended October 31, 2011 and 7.3 million shares for $330 million under these programs during the three months ended October 31, 2010. At October 31, 2011, we had authorization from our Board of Directors to expend up to an additional $385 million for stock repurchases through August 16, 2013 and $2 billion for stock repurchases through August 15, 2014.
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
Dividends on Common Stock
During the three months ended October 31, 2011 we declared and paid a quarterly cash dividend of $0.15 per share that totaled approximately $45 million. In November 2011 our Board of Directors declared a quarterly cash dividend of $0.15 per share of outstanding common stock payable on January 18, 2012 to stockholders of record at the close of business on January 10, 2012. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.
Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded for the periods shown.

	Three Months Ended
(In millions, except per share amounts)	October 31, 2011	October 31, 2010
Cost of revenue	$1	$1
Selling and marketing	14	9
Research and development	12	13
General and administrative	13	12
Total share-based compensation expense	40	35
Income tax benefit	(13)	(12)
Increase in net loss	$27	$23
Increase in net loss per share:
Basic	$0.09	$0.07
Diluted	$0.09	$0.07

Stock Option Activity and Related Share-Based Compensation Expense
A summary of activity under all share-based compensation plans for the three months ended October 31, 2011 was as follows:

		Options Outstanding
(Shares in thousands)	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price Per Share
Balance at July 31, 2011	30,716	22,679	$32.38
Options granted	(157)	157	45.32
Restricted stock units granted (2)	(648)	—	—
Options exercised	—	(1,882)	27.49
Options canceled or expired (1)	197	(199)	35.98
Restricted stock units forfeited (1)(2)	590	—	—
Balance at October 31, 2011	30,698	20,755	$32.89
Exercisable at October 31, 2011		13,190	$29.17
________________________________

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

At October 31, 2011, there was approximately $60 million of unrecognized compensation cost related to non-vested stock options that we expect to recognize as expense in the future. We will adjust unrecognized compensation cost for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.0 years.

Restricted Stock Unit Activity and Related Share-Based Compensation Expense
A summary of restricted stock unit activity for the three months ended October 31, 2011 was as follows:

	Restricted Stock Units
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at July 31, 2011	11,055	$37.92
Granted	220	43.34
Vested	(1,415)	32.77
Forfeited	(241)	36.35
Nonvested at October 31, 2011	9,619	$38.84

At October 31, 2011, there was approximately $208 million of unrecognized compensation cost related to non-vested RSUs and restricted stock that we expect to recognize as expense in the future. We will adjust unrecognized compensation cost for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.3 years.

8.	Litigation
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

9.	Segment Information
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
The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies in Note 1 to the financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2011. Except for goodwill and purchased intangible assets, we do not generally track assets by reportable segment and, consequently, we do not disclose total assets by reportable segment.

The following table shows our financial results by reportable segment for the periods indicated.

	Three Months Ended
(In millions)	October 31, 2011	October 31, 2010
Net revenue:
Financial Management Solutions	$168	$154
Employee Management Solutions	121	107
Payment Solutions	94	80
Consumer Tax	41	29
Accounting Professionals	27	25
Financial Services	89	81
Other Businesses	54	56
Total net revenue	$594	$532

Operating income (loss):
Financial Management Solutions	$42	$33
Employee Management Solutions	75	64
Payment Solutions	24	12
Consumer Tax	(28)	(29)
Accounting Professionals	(14)	(16)
Financial Services	18	15
Other Businesses	(3)	1
Total segment operating income	114	80
Unallocated corporate items:
Share-based compensation expense	(40)	(35)
Other common expenses	(143)	(134)
Amortization of acquired technology	(4)	(4)
Amortization of other acquired intangible assets	(21)	(11)
Total unallocated corporate items	(208)	(184)
Total operating loss	$(94)	$(104)

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
You should read this MD&A in conjunction with the financial statements and related notes in Part I, Item 1 of this report and our Annual Report on Form 10-K for the fiscal year ended July 31, 2011.

Executive Overview
This overview provides a high level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important in order to understand our financial results for the first three months of fiscal 2012 as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Quarterly Report on Form 10-Q.
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
Other Businesses: This segment includes Quicken personal finance products and services; Mint.com online personal finance services; Intuit Health online patient-to-provider communication solutions; and our businesses in Canada, the United Kingdom, India and Singapore.
Seasonality and Trends

Our QuickBooks, Consumer Tax and Accounting Professionals businesses are highly seasonal. Revenue from our QuickBooks software products tends to be highest during our second and third fiscal quarters. Sales of income tax preparation products and services are heavily concentrated in the period from November through April. In our Consumer Tax business, a greater proportion of our revenue has been occurring later in this seasonal period due in part to the growth in sales of TurboTax Online, for which revenue is recognized upon printing or electronic filing of a tax return. The seasonality of our Consumer Tax and Accounting Professionals revenue is also affected by the timing of the availability of tax forms from taxing agencies and the ability of those agencies to receive electronic tax return submissions. The availability of tax forms or the ability of taxing agencies to receive submissions can cause revenue to shift between our second fiscal quarter and subsequent fiscal quarters. These seasonal patterns mean that our total net revenue is usually highest during our second quarter ending January 31 and third quarter ending April 30. We typically report losses in our first quarter ending October 31 and fourth quarter ending July 31, when revenue from our tax businesses is minimal while operating expenses continue at relatively consistent levels. We believe the seasonality of our revenue is likely to continue in the future. In our MD&A we often focus on year-to-date results for our seasonal businesses as they are generally more meaningful than quarterly results.
Overview of Financial Results
Total net revenue for the first three months of fiscal 2012 was $594 million, an increase of 12% compared with the same period of fiscal 2011. Our Small Business Group was the key driver of revenue growth, increasing revenue by 13% compared with the same period a year ago due to growth in connected services offerings and improved offering mix. Operating loss decreased 10% in the first three months of fiscal 2012 compared with the same period of fiscal 2011 due to higher revenue partially offset by higher costs and expenses, including higher spending for staffing expenses. Net loss decreased 9% in the first three months of fiscal 2012 compared with the same period of fiscal 2011, in line with the decrease in operating loss. Basic and diluted net loss per share for the first three months of fiscal 2012 decreased 5% to $0.21 as a result of the lower net loss, partially offset by the effect of the decline in weighted average basic and diluted common shares compared with the same period of fiscal 2011.
We ended the first three months of fiscal 2012 with cash, cash equivalents and investments totaling $1.1 billion. In the first three months of fiscal 2012 we generated cash from the issuance of common stock under employee stock plans. During the same period we used cash for operations, for net purchases of investments, for capital expenditures, for the repurchase of shares of our common stock under our stock repurchase programs, and for the payment of the first quarterly cash dividend in our history. At October 31, 2011, we had authorization from our Board of Directors to expend up to an additional $385 million for stock repurchases through August 16, 2013 and $2 billion for stock repurchases through August 15, 2014.

Critical Accounting Policies and Estimates
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2011 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. We believe that there were no significant changes in those critical accounting policies and estimates during the first three months of fiscal 2012. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit and Risk Committee of our Board of Directors.

Results of Operations
Financial Overview

(Dollars in millions, except per share amounts)	Q1 FY12	Q1 FY11	$ Change	% Change
Total net revenue	$594	$532	$62	12%
Operating loss	(94)	(104)	10	(10)%
Net loss	(64)	(70)	6	(9)%
Basic and diluted net loss per share	$(0.21)	$(0.22)	$0.01	(5)%

Current Fiscal Quarter
Total net revenue increased $62 million or 12% in the first quarter of fiscal 2012 compared with the same quarter of fiscal 2011. In our Small Business Group, revenue was up 13%. Financial Management Solutions segment revenue increased 9% due to growth in QuickBooks Online and QuickBooks Enterprise revenue. Employee Management Solutions segment revenue increased 13% due to favorable offering mix, improved customer adoption of payroll direct deposit services, and price increases for desktop payroll customers. Payment Solutions segment revenue increased 19% due to fee structure changes, growth in the merchant customer base and slightly higher transaction volume per merchant. Financial Services segment revenue increased 9% due to growth in bill-pay revenue and mobile banking revenue. Other Businesses segment revenue decreased 3% due to lower Quicken revenue. Due to the seasonal nature of our Tax businesses, we typically generate nominal revenue in our Consumer Tax and Accounting Professionals segments in our first fiscal quarter compared with our second and third fiscal quarters.
Operating loss decreased 10% in the first quarter of fiscal 2012 compared with the same quarter of fiscal 2011 due to the increase in revenue described above partially offset by higher operating expenses. Total operating expenses were $39 million higher in the fiscal 2012 quarter, including about $21 million for higher staffing expenses. See “Operating Expenses” later in this Item 2 for more information.
Net loss decreased 9% in the first quarter of fiscal 2012 compared with the same quarter of fiscal 2011, in line with the decrease in operating loss. Basic and diluted net loss per share for the first quarter of fiscal 2012 decreased 5% to $0.21 as a result of the lower net loss, partially offset by the effect of the decline in weighted average basic and diluted common shares compared with the same quarter of fiscal 2011.
Business Segment Results
The information below is organized in accordance with our seven reportable business segments. Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. See “Executive Overview — Seasonality and Trends” earlier in this Item 2 for a description of the seasonality of our business. Segment expenses do not include certain costs, such as corporate selling and marketing, product development, and general and administrative expenses and share-based compensation expenses, which are not allocated to specific segments. These unallocated costs totaled $183 million in the first three months of fiscal 2012 and $169 million in the first three months of fiscal 2011. Unallocated costs increased in the fiscal 2012 period due to increases in corporate product development and selling and marketing expenses in support of the growth of our businesses, and increases in share-based compensation expense.
Segment expenses also do not include amortization of acquired technology, amortization of other acquired intangible assets, and goodwill and intangible asset impairment charges. See Note 9 to the financial statements in Part I, Item 1 of this report for reconciliations of total segment operating income or loss to consolidated operating income or loss for each fiscal period presented.
We calculate revenue growth rates and segment operating margin figures using dollars in thousands. Those results may vary from figures calculated using the dollars in millions presented below.

Financial Management Solutions

(Dollars in millions)	Q1 FY12	Q1 FY11	% Change
Product revenue	$89	$84
Service and other revenue	79	70
Total segment revenue	$168	$154	9%
% of total revenue	28%	29%

Segment operating income	$42	$33	28%
% of related revenue	25%	21%

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
FMS total net revenue increased $14 million or 9% in the first quarter of fiscal 2012 compared with the same quarter of fiscal 2011. Strong growth in QuickBooks Online and QuickBooks Enterprise revenue drove higher average selling prices for QuickBooks offerings overall and total QuickBooks software units increased 2% in the first quarter of fiscal 2012.
FMS segment operating income as a percentage of related revenue increased to 25% in the first quarter of fiscal 2012 from 21% in the same quarter of fiscal 2011. Operating income increased in the first three months of fiscal 2012 due to the increase in revenue described above partially offset by higher staffing expenses.
Employee Management Solutions

(Dollars in millions)	Q1 FY12	Q1 FY11	% Change
Product revenue	$68	$63
Service and other revenue	53	44
Total segment revenue	$121	$107	13%
% of total revenue	20%	20%

Segment operating income	$75	$64	17%
% of related revenue	62%	59%

Employee Management Solutions (EMS) product revenue is derived primarily from QuickBooks Basic Payroll and QuickBooks Enhanced Payroll, which are products sold on a subscription basis that offer payroll tax tables, payroll reports, federal and state payroll tax forms, and electronic tax payment and filing to small businesses that prepare their own payrolls. EMS service and other revenue is derived primarily from QuickBooks Online Payroll, QuickBooks Assisted Payroll, Intuit Online Payroll, Intuit Full Service Payroll, fees for payroll direct deposit services, and fees for other small business payroll and employee management services. Service and other revenue for this segment also includes interest earned on funds held for customers.
EMS total net revenue increased $14 million or 13% in the first quarter of fiscal 2012 compared with the same quarter of fiscal 2011. Revenue was higher in the fiscal 2012 period due to more customers choosing our Enhanced desktop payroll and online payroll solutions, improved customer adoption of payroll direct deposit services, and price increases for desktop payroll customers. At October 31, 2011, total payroll customers were up 3% while online payroll customers were up 20% compared with October 31, 2010.
EMS segment operating income as a percentage of related revenue increased to 62% in the first quarter of fiscal 2012 from 59% in the same quarter of fiscal 2011 due to the increase in revenue described above partially offset by higher staffing expenses associated with higher headcount.

Payment Solutions

(Dollars in millions)	Q1 FY12	Q1 FY11	% Change
Product revenue	$6	$8
Service and other revenue	88	72
Total segment revenue	$94	$80	19%
% of total revenue	16%	15%

Segment operating income	$24	$12	91%
% of related revenue	25%	16%

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
Payment Solutions total net revenue increased $14 million or 19% in the first quarter of fiscal 2012 compared with the same quarter of fiscal 2011, driven by fee structure changes, 11% growth in the merchant customer base and slightly higher transaction volume per merchant. Transaction volume per merchant increased 1% in the first three months of fiscal 2012 compared with the same period of fiscal 2011.
Payment Solutions segment operating income as a percentage of related revenue increased to 25% in the first quarter of fiscal 2012 from 16% in the same quarter of fiscal 2011 due to the increase in revenue described above, lower agent fees in cost of revenue, and relatively stable operating expenses.
Consumer Tax

(Dollars in millions)	Q1 FY12	Q1 FY11	% Change
Product revenue	$11	$9
Service and other revenue	30	20
Total segment revenue	$41	$29	39%
% of total revenue	7%	6%

Segment operating loss	$(28)	$(29)	(4)%
% of related revenue	n/a	n/a

Consumer Tax product revenue is derived primarily from TurboTax federal and state consumer and small business desktop tax return preparation software. Consumer Tax service and other revenue is derived primarily from TurboTax Online tax return preparation services and electronic tax filing services.
Due to the seasonal nature of our Consumer Tax business, we typically generate nominal revenue from consumer and small business tax products and services in our first fiscal quarter compared with our second and third fiscal quarters. The majority of Consumer Tax revenue for the first quarter of each fiscal year is for the filing of extended returns for the previous tax year. Consumer Tax segment revenue increased $12 million or 39% in the first quarter of fiscal 2012 compared with the same quarter of fiscal 2011 primarily because customers filed more extended returns in the fiscal 2012 quarter. First fiscal quarter revenue in this segment is not indicative of revenue trends for the current tax year. We will not have substantially complete results for the 2011 tax season until the third quarter of fiscal 2012.
In our first fiscal quarter our Consumer Tax segment typically generates operating losses because revenue is nominal while operating expenses continue at relatively consistent levels. We do not believe that Consumer Tax operating results for the first quarter of fiscal 2012 compared with the same quarter of fiscal 2011 are indicative of trends for the full fiscal year.

Accounting Professionals

(Dollars in millions)	Q1 FY12	Q1 FY11	% Change
Product revenue	$23	$20
Service and other revenue	4	5
Total segment revenue	$27	$25	6%
% of total revenue	5%	5%

Segment operating loss	$(14)	$(16)	(13)%
% of related revenue	n/a	n/a

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
Due to the seasonal nature of our Accounting Professionals business, we typically generate nominal revenue from professional tax products and services in our first fiscal quarter compared with our second and third fiscal quarters. The majority of Accounting Professionals revenue for the first quarter of each fiscal year is for the filing of extended returns for the previous tax year. Accounting Professionals total net revenue increased $2 million or 6% in the first quarter of fiscal 2012 compared with the same quarter of fiscal 2011 due to higher QuickBooks Premier Accountant Edition and ProAdvisor Program revenue. First fiscal quarter revenue in this segment is not indicative of revenue trends for the current tax year. We will not have substantially complete results for the 2011 tax season until the third quarter of fiscal 2012.
In our first fiscal quarter our Accounting Professionals segment typically generates operating losses because revenue is nominal while operating expenses continue at relatively consistent levels. We do not believe that Accounting Professionals operating results for the first quarter of fiscal 2012 compared with the same quarter of fiscal 2011 are indicative of trends for the full fiscal year.
Financial Services

(Dollars in millions)	Q1 FY12	Q1 FY11	% Change
Product revenue	$—	$—
Service and other revenue	89	81
Total segment revenue	$89	$81	9%
% of total revenue	15%	15%

Segment operating income	$18	$15	20%
% of related revenue	21%	19%

Financial Services service and other revenue is derived primarily from outsourced online banking solutions that are hosted in our data centers and delivered as on-demand service offerings to medium-sized banks and credit unions. Financial Services service and other revenue also includes fees for implementation services.
Financial Services total net revenue increased $8 million or 9% in the first quarter of fiscal 2012 compared with the same quarter of fiscal 2011, driven by higher bill-pay revenue and mobile banking revenue. Bill-pay revenue grew due to a 15% increase in bill-pay end users and higher transaction volumes for the first quarter of fiscal 2012. Continuing downward price pressure that resulted in lower revenue per user partially offset growth in the bill-pay end user customer base.
Financial Services segment operating income as a percentage of related revenue increased to 21% in the first quarter of fiscal 2012 from 19% in the first quarter of fiscal 2011 due to the increase in revenue described above and slightly lower staffing expenses associated with lower headcount, partially offset by higher data center hosting and marketing expenses.

Other Businesses

(Dollars in millions)	Q1 FY12	Q1 FY11	% Change
Product revenue	$25	$32
Service and other revenue	29	24
Total segment revenue	$54	$56	(3)%
% of total revenue	9%	10%

Segment operating income	$(3)	$1	n/a
% of related revenue	n/a	2%

Other Businesses consist primarily of Quicken, Mint.com, Intuit Health, and our businesses in Canada, the United Kingdom, Singapore and India. Quicken product revenue is derived primarily from Quicken desktop software products. Quicken service and other revenue is derived primarily from fees from consumer online transactions and Quicken Loans trademark royalties. Mint.com service revenue is derived primarily from lead generation fees. Intuit Health service revenue is derived from online patient-to-provider communication services and fees for implementation services. In Canada, product revenue is derived primarily from localized versions of QuickBooks and Quicken as well as consumer desktop tax return preparation software and professional tax preparation products. Service and other revenue in Canada consists primarily of revenue from QuickBooks support plans, payroll services and merchant payment processing services. In the United Kingdom, product revenue is derived primarily from localized versions of QuickBooks and QuickBooks Payroll. Our international offerings also include QuickBooks Online in Singapore.
Other Businesses total net revenue decreased $2 million or 3% in the first quarter of fiscal 2012 compared with the same quarter of fiscal 2011. Quicken revenue was lower due to a decline in Quicken units.
Other Businesses segment operating loss of $3 million in the first quarter of fiscal 2012 was a result of lower fiscal 2012 revenue as described above and higher costs and expenses associated with our continued investment in our healthcare business and in emerging market opportunities.

Cost of Revenue

(Dollars in millions)	Q1 FY12	% of Related Revenue	Q1 FY11	% of Related Revenue
Cost of product revenue	$32	14%	$32	15%
Cost of service and other revenue	136	37%	123	39%
Amortization of acquired technology	4	n/a	4	n/a
Total cost of revenue	$172	29%	$159	30%

Cost of service and other revenue as a percentage of service and other revenue decreased in the first quarter of fiscal 2012 compared with the same quarter of fiscal 2011 due to lower agent fees in our Payment Solutions business and to higher online tax return preparation and electronic filing revenue, which has relatively lower costs of revenue compared with our other service offerings, in our Consumer Tax segment.

Operating Expenses

(Dollars in millions)	Q1 FY12	% of Total Net Revenue	Q1 FY11	% of Total Net Revenue
Selling and marketing	$236	40%	$220	42%
Research and development	167	28%	156	29%
General and administrative	92	15%	90	17%
Amortization of other acquired intangible assets	21	4%	11	2%
Total operating expenses	$516	87%	$477	90%

Current Fiscal Quarter
Total operating expenses as a percentage of total net revenue decreased to 87% in the first quarter of fiscal 2012 from 90% in the same quarter of fiscal 2011. Revenue grew $62 million while total operating expenses increased $39 million in the fiscal 2012 quarter. Total operating expenses increased about $21 million for higher staffing expenses.

Non-Operating Income and Expenses
Interest Expense
Interest expense of $15 million for the first three months of fiscal 2012 and fiscal 2011 consisted primarily of interest on $1 billion in senior notes that we issued in March 2007. The senior notes are due in March 2012 and March 2017 and are redeemable by Intuit at any time, subject to a make-whole premium.
Interest and Other Income, Net

	Three Months Ended
(In millions)	October 31, 2011	October 31, 2010
Interest income	$2	$3
Net (losses) gains on executive deferred compensation plan assets	(2)	3
Gain on disposition of stock warrants	10	—
Other	1	2
Total interest and other income, net	$11	$8

Interest and other income, net consists primarily of interest income and net gains on executive deferred compensation plan assets. Higher average invested balances and lower interest rates resulted in slightly lower interest income in the first three months of fiscal 2012 compared with the same period of fiscal 2011. In accordance with authoritative guidance, we record gains and losses associated with executive deferred compensation plan assets in interest and other income and gains and losses associated with the related liabilities in operating expenses. The amounts recorded in operating expenses generally offset the amounts recorded in interest and other income. In connection with our acquisition of Digital Insight Corporation in fiscal 2007, we acquired stock warrants for a privately held company. During the first quarter of fiscal 2012 that company was acquired and we recorded a gain of approximately $10 million on the disposition of the warrants.
Income Taxes
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period. Our effective tax benefit rate for the first quarter of fiscal 2012 was approximately 35% and did not differ significantly from the federal statutory rate of 35%. State income taxes were substantially offset by the benefit we received from the domestic production activities deduction and the federal research and experimentation credit. Our effective tax benefit rate for the first quarter of fiscal 2011 was approximately 37%. This differed from the federal statutory rate of 35% primarily due to state income taxes, which were partially offset by the benefit we received from the domestic production activities deduction.
The decrease in the effective tax benefit rate for the first quarter of fiscal 2012 compared with the first quarter of fiscal 2011 was primarily related to the decrease in the California tax rate after the adoption of single sales factor apportionment effective August 1, 2011.

Liquidity and Capital Resources
Overview
At October 31, 2011, our cash, cash equivalents and investments totaled $1.1 billion, a decrease of $370 million from July 31, 2011 due to the factors noted under “Statements of Cash Flows” below. Our primary source of liquidity has been cash from operations, which entails the collection of accounts receivable for products and services. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, acquisitions of businesses, debt service costs, repurchases of our common stock and the payment of cash dividends.
In March 2007 we issued five-year and ten-year senior unsecured notes totaling $1 billion. See “Contractual Obligations — Commitments for Senior Unsecured Notes” later in this Item 2 for more information. We also have a $500 million unsecured revolving line of credit facility that is described later in this Item 2. To date we have not borrowed under the facility.
The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	October 31, 2011	July 31, 2011	$ Change	% Change
Cash, cash equivalents and investments	$1,051	$1,421	$(370)	(26)%
Long-term investments	59	63	(4)	(6)%
Current portion of long-term debt	500	500	—	—%
Long-term debt	499	499	—	—%
Working capital	244	449	(205)	(46)%
Ratio of current assets to current liabilities	1.1 : 1	1.2 : 1

Auction Rate Securities
At October 31, 2011, we held a total of $54 million in municipal auction rate securities that we classified as long-term investments on our balance sheet based on the maturities of the underlying securities. All of these securities are rated A or better by the major credit rating agencies and the majority of the securities are collateralized by student loans guaranteed by the U.S. Department of Education or private insurers. Due to a decrease in liquidity in the global credit markets, in February 2008 auctions began failing for the municipal auction rate securities we held and in accordance with authoritative guidance we began estimating their fair value based on a discounted cash flow model that we prepared. Based on our expected operating cash flows and our other sources of cash, we do not believe that the reduction in liquidity of the municipal auction rate securities we held at October 31, 2011 will have a material impact on our overall ability to meet our liquidity needs.
Statements of Cash Flows
The following table summarizes selected items from our statements of cash flows for the first three months of fiscal 2012 and 2011. See the financial statements in Part I, Item 1 of this report for complete statements of cash flows for those periods.

	Three Months Ended
(Dollars in millions)	October 31, 2011	October 31, 2010	$ Change	% Change
Net cash provided by (used in):
Operating activities	$(110)	$(211)	$101	(48)%
Investing activities	(50)	285	(335)	N/A
Financing activities	(226)	(177)	(49)	28%
Effect of exchange rate changes on cash	(3)	1	(4)	N/A
Increase (decrease) in cash and cash equivalents	$(389)	$(102)

Operating Activities
During the first three months of fiscal 2012 we used $110 million in cash for our operations. This included a seasonal net loss of $64 million, a seasonal increase of $67 million in income taxes receivable, and the payment of fiscal 2011 accrued bonuses, partially offset by adjustments for depreciation and amortization of $72 million and share-based compensation expense of $40 million.
During the first three months of fiscal 2011 we used $211 million in cash for our operations. This included a seasonal net loss of $70 million, a seasonal increase of $114 million in income taxes receivable, and the payment of fiscal 2010 accrued bonuses, partially offset by adjustments for depreciation and amortization of $56 million and share-based compensation expense of $35 million.
Investing Activities
We used $50 million in cash for investing activities during the first three months of fiscal 2012. We used $20 million in cash for net purchases of investments and used $44 million in cash for capital expenditures.
Investing activities generated $285 million in cash during the first three months of fiscal 2011. We received $344 million in cash from net sales of investments, which was partially offset by the use of $51 million in cash for capital expenditures.
Financing Activities
We used $226 million in cash for financing activities during the first three months of fiscal 2012, including $255 million for the repurchase of common stock under our stock repurchase programs and $45 million for the payment of cash dividends on our common stock, partially offset by the receipt of $45 million in cash from the issuance of common stock under employee stock plans.
We used $177 million in cash for financing activities during the first three months of fiscal 2011, including $330 million for the repurchase of common stock under our stock repurchase programs partially offset by the receipt of $126 million in cash from the issuance of common stock under employee stock plans.
Stock Repurchase Programs
Our Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. During the first three months of fiscal 2012 and 2011 we repurchased 5.2 million and 7.3 million shares of our common stock for $255 million and $330 million under these programs. At October 31, 2011, we had authorization from our Board of Directors to expend up to an additional $385 million for stock repurchases through August 16, 2013 and $2 billion for stock repurchases through August 15, 2014.

Cash Dividends
 In the first quarter of fiscal 2012 we declared and paid the first quarterly cash dividend in our history of $0.15 per share that totaled approximately $45 million. In November 2011 our Board of Directors declared a quarterly cash dividend of $0.15 per share of outstanding common stock payable on January 18, 2012 to stockholders of record at the close of business on January 10, 2012. We currently expect to continue paying comparable cash dividends on a quarterly basis; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.
Unsecured Revolving Credit Facility
On March 22, 2007 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on March 22, 2012. Advances under the credit facility will accrue interest at rates that are equal to, at our election, either Citibank’s base rate or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.18% to 0.575% based on our senior debt credit ratings. The applicable interest rate will be increased by 0.05% for any period in which the total principal amount of advances and letters of credit under the credit facility exceeds $250 million. The agreement includes covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 and a ratio of annual EBITDA to interest payable of not less than 3.00 to 1.00. We were in compliance with these covenants at October 31, 2011. We may use amounts borrowed under this credit facility for general corporate purposes or for future acquisitions or expansion of our business. To date we have not borrowed under the credit facility. We monitor counterparty risk associated with the institutional lenders that are providing the credit facility. We currently believe that the credit facility will be available to us should we choose to borrow under it.

Liquidity and Capital Resource Requirements
Our cash, cash equivalents and investments totaled $1.1 billion at October 31, 2011. Of this amount, less than 10% was held by our foreign subsidiaries and subject to repatriation tax considerations. We intend to permanently reinvest a significant portion of our earnings from foreign operations, and we currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event that funds from foreign operations are needed to fund operations in the United States, if U.S. taxes have not been previously provided on the related earnings we would provide for and pay additional U.S. taxes at the time we change our intention with regard to the reinvestment of those earnings.
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

Off-Balance Sheet Arrangements
At October 31, 2011, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations
We presented our contractual obligations at July 31, 2011 in our Annual Report on Form 10-K for the fiscal year then ended. Except as discussed below, there have been no significant changes in those obligations during the first three months of fiscal 2012.
Commitments for Senior Unsecured Notes
On March 12, 2007 we issued $500 million of 5.40% senior unsecured notes due on March 15, 2012 (the 2012 Notes) and $500 million of 5.75% senior unsecured notes due on March 15, 2017 (the 2017 Notes) (together, the Notes). The Notes are redeemable by Intuit at any time, subject to a make-whole premium. Interest is payable semiannually on March 15 and September 15. At October 31, 2011, our maximum commitment for interest payments under the Notes was $171 million.
We monitor the credit markets as part of our ongoing cash management activities. We currently intend to either pay off the 2012 Notes when they become due using operating cash or refinance those notes if the credit markets are favorable at that time.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements and the potential impact of these pronouncements on our consolidated financial statements, see Note 1 to the financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Investment Risk
There has been significant deterioration and instability in the financial markets since 2008. This period of extraordinary disruption and readjustment in the financial markets exposes us to additional investment risk. The value and liquidity of the securities in which we invest could deteriorate rapidly and the issuers of these securities could be subject to credit rating downgrades. In light of the current market conditions and these additional risks, we actively monitor market conditions and developments specific to the securities in which we invest. We believe that we take a conservative approach to investing our funds in that we invest only in highly-rated securities and diversify our portfolio of investments. While we believe we take prudent measures to mitigate investment related risks, such risks cannot be fully eliminated because of market circumstances that are outside our control.
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
Interest Rate Risk
Our cash equivalents and investments are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents and investments and the fair value of those investments. Should the Federal Reserve Target Rate increase by 25 basis points from the level of October 31, 2011, the value of our investments would decrease by approximately $2 million. Should the Federal Reserve Target Rate increase by 100 basis points from the level of October 31, 2011, the value of our investments would decrease by approximately $10 million.
We are also exposed to the impact of changes in interest rates as they affect our $500 million revolving credit facility. Advances under the credit facility accrue interest at rates that are equal to Citibank’s base rate or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.18% to 0.575% based on our senior debt credit ratings. Consequently, our interest expense would fluctuate with changes in the general level of these interest rates if we were to borrow any amounts under the credit facility. At October 31, 2011, no amounts were outstanding under the credit facility.
On March 12, 2007 we issued $500 million of 5.40% senior unsecured notes due on March 15, 2012 and $500 million of 5.75% senior unsecured notes due on March 15, 2017. We carry these senior notes at face value less unamortized discount on our balance sheets. Since these senior notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates when interest rates change. See Note 2 and Note 5 to the financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
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
Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of October 31, 2011, we did not engage in foreign currency hedging activities.

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

•
our belief that our cash and cash equivalents, investments and cash generated from operations will be sufficient to meet our seasonal working capital needs, capital expenditure requirements, contractual obligations, commitments, debt service requirements and other liquidity requirements associated with our operations for at least the next 12 months;

•	our expectation that we will return excess cash generated by operations to our stockholders through repurchases of our common stock and payment of cash dividends;

•	our beliefs regarding seasonality and other trends for our businesses; and

•	our assessments and beliefs regarding the future outcome of pending legal proceedings and the liability, if any, that Intuit may incur as a result of those proceedings.
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
A major breach of our security measures or those of third parties that execute transactions or hold and manage personal information may have serious negative consequences for our businesses, including possible fines, penalties and damages, reduced customer demand for our services, harm to our reputation and brands, further regulation and oversight by federal or state agencies, and loss of our ability to provide financial transaction services or accept and process customer credit card orders or tax returns. From time to time, we detect, or receive notices from customers or public or private agencies that they have detected, vulnerabilities in our servers, our software or third-party software components that are distributed with our products. The existence of vulnerabilities, even if they do not result in a security breach, may harm customer confidence and require substantial resources to address, and we may not be able to discover or remediate such security vulnerabilities before they are exploited. In addition, hackers develop and deploy viruses, worms and other malicious software programs that may attack our offerings. Although this is an industry-wide problem that affects software across platforms, it is increasingly affecting our offerings because hackers tend to focus their efforts on the more popular programs and offerings and we expect them to continue to do so. If hackers were able to circumvent our security measures, or if we were unable to detect an intrusion into our systems and contain such intrusion in a reasonable amount of time, we may lose personal information. Although we have commercially available network and application security, internal control measures, and physical security procedures to safeguard our systems, there can be no assurance that a security breach, intrusion, loss or theft of personal information will not occur, which may harm our business, customer reputation and future financial results and may require us to expend significant resources to address these problems, including notification under data privacy regulations.
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
In order to meet regulatory standards, we may be required to increase investment in compliance and auditing functions or new technologies. In addition, government authorities may enact other laws, rules or regulations that place new burdens or restrictions on our business or determine that our operations are directly subject to existing rules or regulations, such as requirements related to data collection, use, transmission, retention, processing and security, which may make our business more costly, less efficient or impossible to conduct, and may require us to modify our current or future products or services, which may harm our future financial results.
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
Many of our products and services include intellectual property of third parties, which we license under agreements that must be renewed or renegotiated from time to time. We may not be able to obtain licenses to these third party technologies or content on reasonable terms, or at all. If we are unable to obtain the rights necessary to use this intellectual property in our products and services, we may not be able to sell the affected offerings, and customers who are currently using the affected product may be disrupted, which may in turn harm our future financial results, damage our brand, and result in customer loss. Also, we and our customers have been and may continue to be subject to infringement claims as a result of the third party intellectual property incorporated in to our offerings. Although we try to mitigate this risk and we may not be ultimately liable for any potential infringement, pending claims require us to use significant resources, require management attention and could result in loss of customers.
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
Our acquisitions have resulted in significant expenses, including amortization and impairment of acquired technology and other acquired intangible assets, and impairment of goodwill. Total costs and expenses in these categories were approximately $91 million in fiscal 2011, $91 million in fiscal 2010, and $101 million in fiscal 2009. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. The total costs and expenses for fiscal 2011 included a goodwill and intangible asset impairment charge of $30 million for our Intuit Health reporting unit. We recorded the goodwill and intangible assets for that reporting unit on our balance sheet in May 2010 in connection with our acquisition of Medfusion, Inc. At October 31, 2011, we had $1.9 billion in goodwill and $151 million in net acquired intangible assets on our balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of acquired intangible assets, may have a significant negative impact on our future financial results.

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

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
Stock repurchase activity during the three months ended October 31, 2011 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans
August 1, 2011 through August 31, 2011	1,150,000	$46.01	1,150,000	$2,587,145,826
September 1, 2011 through September 30, 2011	2,360,900	$47.62	2,360,900	$2,474,712,640
October 1, 2011 through October 31, 2011	1,700,000	$52.50	1,700,000	$2,385,466,360
Total	5,210,900	$48.86	5,210,900

Notes:

1.
All shares purchased as part of publicly announced plans during the three months ended October 31, 2011 were purchased under a plan we announced on August 19, 2010 under which we are authorized to repurchase up to $2 billion of our common stock from time to time over a three-year period ending on August 16, 2013. At October 31, 2011, authorization from our Board of Directors to expend up to $385 million remained available under that plan. On August 18, 2011 we announced a new stock repurchase program under which we are authorized to repurchase up to an additional $2 billion of our common stock from time to time over a three-year period ending on August 15, 2014.

ITEM 6
EXHIBITS
We have filed the following exhibits as part of this report:

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

10.01+	Employment offer letter between Intuit Inc. and Laura A. Fennell, dated March 31, 2004	X

10.02+	Summary of Director Compensation Program	X

10.03+	Form of Director Restricted Stock Unit Agreement	X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
________________________________

+	Indicates a management contract or compensatory plan or arrangement.
*	This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTUIT INC. (Registrant)
Date:	December 1, 2011	By:	/s/ R. NEIL WILLIAMS
R. Neil Williams
Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

10.01+	Employment offer letter between Intuit Inc. and Laura A. Fennell, dated March 31, 2004	X

10.02+	Summary of Director Compensation Program	X

10.03+	Form of Director Restricted Stock Unit Agreement	X

31.01	Certification of Chief Executive Officer	X

31.02	Certification of Chief Financial Officer	X

32.01*	Section 1350 Certification (Chief Executive Officer)	X

32.02*	Section 1350 Certification (Chief Financial Officer)	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
________________________________

+	Indicates a management contract or compensatory plan or arrangement.
*	This exhibit is intended to be furnished and shall not be deemed “filed” for purposes of the Securities Exchange Act of 1934, as amended.