Form 10-Q
period 2012-01-31
INTUIT INC
filed 2012-02-29
CIK 896878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 294,908,350 shares of Common Stock, $0.01 par value, were outstanding at February 22, 2012.

INTUIT INC.
FORM 10-Q
INDEX

Page Number
PART I FINANCIAL INFORMATION

ITEM 1: Financial Statements

Condensed Consolidated Statements of Operations for the three and six months ended January 31, 2012 and 2011	3

Condensed Consolidated Balance Sheets at January 31, 2012 and July 31, 2011	4

Condensed Consolidated Statements of Stockholders’ Equity for the six months ended January 31, 2012 and 2011	5

Condensed Consolidated Statements of Cash Flows for the three and six months ended January 31, 2012 and 2011	6

Notes to Condensed Consolidated Financial Statements	7

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk	32

ITEM 4: Controls and Procedures	33

PART II OTHER INFORMATION

ITEM 1: Legal Proceedings	34

ITEM 1A: Risk Factors	34

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	44

ITEM 6: Exhibits	45

Signatures	46

EX-10.01
EX-10.02
EX-10.03
EX-10.04
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

PART I
ITEM 1
FINANCIAL STATEMENTS

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	January 31, 2012	January 31, 2011	January 31, 2012	January 31, 2011
Net revenue:
Product	$419	$430	$641	$646
Service and other	600	448	972	764
Total net revenue	1,019	878	1,613	1,410
Costs and expenses:
Cost of revenue:
Cost of product revenue	52	46	84	78
Cost of service and other revenue	154	129	290	252
Amortization of acquired technology	4	5	8	9
Selling and marketing	344	330	580	550
Research and development	168	158	335	314
General and administrative	95	88	187	178
Amortization of other acquired intangible assets	10	11	31	22
Total costs and expenses	827	767	1,515	1,403
Operating income	192	111	98	7
Interest expense	(16)	(15)	(31)	(30)
Interest and other income, net	3	6	14	14
Income (loss) before income taxes	179	102	81	(9)
Income tax provision (benefit)	61	29	27	(12)
Net income	$118	$73	$54	$3

Basic net income per share	$0.40	$0.24	$0.18	$0.01
Shares used in basic per share calculations	297	308	298	312

Diluted net income per share	$0.39	$0.23	$0.18	$0.01
Shares used in diluted per share calculations	306	318	307	322

Dividends declared per common share	$0.15	$—	$0.30	$—
See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	January 31, 2012	July 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$277	$722
Investments	682	699
Accounts receivable, net	592	171
Income taxes receivable	81	72
Deferred income taxes	121	94
Prepaid expenses and other current assets	91	82
Current assets before funds held for customers	1,844	1,840
Funds held for customers	330	414
Total current assets	2,174	2,254
Long-term investments	59	63
Property and equipment, net	564	561
Goodwill	1,886	1,886
Acquired intangible assets, net	134	180
Long-term deferred income taxes	41	55
Other assets	104	111
Total assets	$4,962	$5,110
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$500	$500
Accounts payable	212	129
Accrued compensation and related liabilities	167	215
Deferred revenue	586	406
Other current liabilities	258	141
Current liabilities before customer fund deposits	1,723	1,391
Customer fund deposits	330	414
Total current liabilities	2,053	1,805
Long-term debt	499	499
Other long-term obligations	187	190
Total liabilities	2,739	2,494
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	2,975	2,886
Treasury stock, at cost	(4,752)	(4,316)
Accumulated other comprehensive income	9	15
Retained earnings	3,991	4,031
Total stockholders’ equity	2,223	2,616
Total liabilities and stockholders’ equity	$4,962	$5,110

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2011	300,597	$2,886	$(4,316)	$15	$4,031	$2,616
Components of comprehensive net income:
Net income	—	—	—	—	54	54
Other comprehensive loss, net of tax	—	—	—	(6)	—	(6)
Comprehensive net income						48
Issuance of treasury stock under employee stock plans	5,590	(39)	150	—	(5)	106
Stock repurchases under stock repurchase programs	(11,411)	—	(586)	—	—	(586)
Cash dividends declared ($0.30 per share)	—	—	—	—	(89)	(89)
Tax benefit from share-based compensation plans	—	45	—	—	—	45
Share-based compensation expense	—	83	—	—	—	83
Balance at January 31, 2012	294,776	$2,975	$(4,752)	$9	$3,991	$2,223

(In millions, except shares in thousands)	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
Balance at July 31, 2010	313,861	$2,728	$(3,315)	$11	$3,397	$2,821
Components of comprehensive net income:
Net income	—	—	—	—	3	3
Other comprehensive income, net of tax	—	—	—	—	—	—
Comprehensive net income						3
Issuance of treasury stock under employee stock plans	9,583	(29)	216	—	—	187
Stock repurchases under stock repurchase programs	(18,459)	—	(860)	—	—	(860)
Tax benefit from share-based compensation plans	—	48	—	—	—	48
Share-based compensation expense	—	73	—	—	—	73
Balance at January 31, 2011	304,985	$2,820	$(3,959)	$11	$3,400	$2,272

See accompanying notes.

INTUIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2012	January 31, 2011	January 31, 2012	January 31, 2011
Cash flows from operating activities:
Net income	$118	$73	$54	$3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	44	41	88	78
Amortization of acquired intangible assets	17	20	45	39
Share-based compensation expense	43	38	83	73
Deferred income taxes	(12)	(9)	(17)	16
Tax benefit from share-based compensation plans	15	16	45	48
Excess tax benefit from share-based compensation plans	(14)	(14)	(43)	(41)
Other	8	6	2	11
Total adjustments	101	98	203	224
Changes in operating assets and liabilities:
Accounts receivable	(426)	(333)	(421)	(345)
Prepaid expenses, income taxes receivable and other assets	60	19	(18)	(115)
Accounts payable	45	41	84	46
Accrued compensation and related liabilities	27	23	(47)	(59)
Deferred revenue	207	214	182	185
Income taxes payable	—	—	1	(13)
Other liabilities	128	123	112	121
Total changes in operating assets and liabilities	41	87	(107)	(180)
Net cash provided by operating activities	260	258	150	47
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(146)	(295)	(343)	(723)
Sales of available-for-sale debt securities	130	777	266	1,415
Maturities of available-for-sale debt securities	48	87	89	221
Net change in money market funds and other cash equivalents held to satisfy customer fund obligations	(9)	52	84	26
Net change in customer fund deposits	9	(26)	(84)	—
Purchases of property and equipment	(48)	(84)	(92)	(135)
Acquisitions of intangible assets	—	—	—	(3)
Other	1	8	15	3
Net cash (used in) provided by investing activities	(15)	519	(65)	804
Cash flows from financing activities:
Net proceeds from issuance of treasury stock under employee stock plans	61	61	106	187
Purchases of treasury stock	(331)	(530)	(586)	(860)
Cash dividends paid to stockholders	(44)	—	(89)	—
Excess tax benefit from share-based compensation plans	14	14	43	41
Net cash used in financing activities	(300)	(455)	(526)	(632)
Effect of exchange rates on cash and cash equivalents	(1)	(1)	(4)	—
Net (decrease) increase in cash and cash equivalents	(56)	321	(445)	219
Cash and cash equivalents at beginning of period	333	112	722	214
Cash and cash equivalents at end of period	$277	$433	$277	$433

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
Basis of Presentation
These condensed consolidated financial statements include the financial statements of Intuit and its wholly owned subsidiaries. We have eliminated all significant intercompany balances and transactions in consolidation. We have included all adjustments, consisting only of normal recurring items, which we considered necessary for a fair presentation of our financial results for the interim periods presented. These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2011. Results for the three and six months ended January 31, 2012 do not necessarily indicate the results we expect for the fiscal year ending July 31, 2012 or any other future period.
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
Significant Accounting Policies
We describe our significant accounting policies in Note 1 to the financial statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2011. There have been no changes to our significant accounting policies during the first six months of fiscal 2012.
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

The following table presents the composition of shares used in the computation of basic and diluted net income per share for the periods indicated.

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	January 31, 2012	January 31, 2011	January 31, 2012	January 31, 2011
Numerator:
Net income	$118	$73	$54	$3

Denominator:
Shares used in basic per share amounts:
Weighted average common shares outstanding	297	308	298	312

Shares used in diluted per share amounts:
Weighted average common shares outstanding	297	308	298	312
Dilutive common equivalent shares from stock options
and restricted stock awards	9	10	9	10
Dilutive weighted average common shares outstanding	306	318	307	322

Basic and diluted net income per share:
Basic net income per share	$0.40	$0.24	$0.18	$0.01
Diluted net income per share	$0.39	$0.23	$0.18	$0.01

Weighted average stock options and restricted stock units excluded from calculation due to anti-dilutive effect	3	—	3	1
Concentration of Credit Risk and Significant Customers
No customer accounted for 10% or more of total net revenue in the three or six months ended January 31, 2012 or January 31, 2011. Due to the seasonality of our small business, consumer tax and personal finance offerings, at January 31, 2012 the account of one retail customer represented approximately 13% of total accounts receivable. No customer accounted for 10% or more of total accounts receivable at July 31, 2011.
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
ASU 2011-05 and ASU 2011-12, “Comprehensive Income (Topic 220)”
On June 16, 2011 the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05) and on December 23, 2011 the FASB issued ASU No. 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." These updates amend ASC Topic 220, “Comprehensive Income” to provide that total comprehensive income will be reported in one continuous statement or two separate but consecutive statements of financial performance. Presentation of total comprehensive income in the statement of stockholders'

equity or the footnotes will no longer be allowed. The calculation of net income and basic and diluted net income per share will not be affected. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011, which means that it will be effective for our fiscal year beginning August 1, 2012. Retrospective adoption is required and early adoption is permitted. We do not believe that adoption of ASU 2011-05 will have a significant impact on our consolidated financial statements.
ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350)”
On September 15, 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (ASU 2011-08)." This update amends ASC Topic 350, “Intangibles – Goodwill and Other” to give companies the option to perform a qualitative assessment that may allow them to skip the annual two-step test and reduce costs. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011, which means that it will be effective for our fiscal year beginning August 1, 2012. Early adoption is permitted. We are in the process of evaluating this update and therefore have not yet determined the impact that adoption of ASU 2011-08 will have on our consolidated financial statements.

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

	January 31, 2012				July 31, 2011
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash equivalents, primarily money market funds	$283	$—	$—	$283	$854	$—	$—	$854
Available-for-sale debt securities:
Municipal bonds	—	391	—	391	—	434	—	434
Municipal auction rate securities	—	—	54	54	—	—	59	59
Corporate notes	—	342	—	342	—	288	—	288
U.S. agency securities	—	124	—	124	—	152	—	152
Total available-for-sale debt securities	—	857	54	911	—	874	59	933
Total assets measured at fair value on a recurring basis	$283	$857	$54	$1,194	$854	$874	$59	$1,787
Liabilities:
Senior notes (1)	$—	$1,077	$—	$1,077	$—	$1,084	$—	$1,084
______________________________

(1)	Carrying value on our balance sheets at January 31, 2012 and July 31, 2011 was $999 million. See Note 5.

The following table summarizes our cash equivalents and available-for-sale debt securities by balance sheet classification and level in the fair value hierarchy at the dates indicated.

	January 31, 2012				July 31, 2011
(In millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
In cash and cash equivalents	$128	$—	$—	$128	$615	$—	$—	$615
In funds held for customers	155	—	—	155	239	—	—	239
Total cash equivalents	$283	$—	$—	$283	$854	$—	$—	$854
Available-for-sale debt securities:
In investments	$—	$682	$—	$682	$—	$699	$—	$699
In funds held for customers	—	175	—	175	—	175	—	175
In long-term investments	—	—	54	54	—	—	59	59
Total available-for-sale debt securities	$—	$857	$54	$911	$—	$874	$59	$933

We value our Level 1 assets, consisting primarily of money market funds, using quoted prices in active markets for identical instruments. Financial assets whose fair values we measure on a recurring basis using Level 2 inputs consist of municipal bonds, corporate notes and U.S. agency securities. We measure the fair values of these assets using quoted prices in active markets for similar instruments. Financial liabilities whose fair values we measure using Level 2 inputs consist of debt. See Note 5. We measure the fair value of our senior notes based on their trading prices and the interest rates we could obtain for other borrowings with similar terms. Financial assets whose fair values we measure using significant unobservable (Level 3)

inputs consist of municipal auction rate securities that are no longer liquid. These securities are included in long-term investments on our balance sheets at January 31, 2012 and July 31, 2011 based on the maturities of the underlying securities. There were no significant transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the six months ended January 31, 2012.
The following table presents a reconciliation of activity for our Level 3 assets for the six months ended January 31, 2012.

Six Months
Ended
(In millions)	January 31, 2012
Beginning balance	$59
Settlements at par	(5)
Ending balance	$54

We estimated the fair values of these municipal auction rate securities at January 31, 2012 and July 31, 2011 using a discounted cash flow model that we prepared. Using our discounted cash flow model we determined that the fair values of the municipal auction rate securities we held at January 31, 2012 were approximately equal to their par values. As a result, we recorded no decrease in the fair values of those securities for the six months then ended. We do not intend to sell our municipal auction rate securities and it is not more likely than not that we will be required to sell them before recovery at par, which may be at maturity. Based on our expected operating cash flows and our other sources of cash, we do not believe that the reduction in liquidity of our municipal auction rate securities will have a material impact on our overall ability to meet our liquidity needs.

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

	January 31, 2012		July 31, 2011
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Classification on balance sheets:
Cash and cash equivalents	$277	$277	$722	$722
Investments	681	682	698	699
Funds held for customers	330	330	413	414
Long-term investments	59	59	63	63
Total cash and cash equivalents, investments, and funds held for customers	$1,347	$1,348	$1,896	$1,898

The following table summarizes our cash and cash equivalents, investments and funds held for customers by investment category at the dates indicated.

	January 31, 2012		July 31, 2011
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Type of issue:
Total cash and cash equivalents	$432	$432	$961	$961
Available-for-sale debt securities:
Municipal bonds	391	391	434	434
Municipal auction rate securities	54	54	59	59
Corporate notes	341	342	287	288
U.S. agency securities	124	124	151	152
Total available-for-sale debt securities	910	911	931	933
Other long-term investments	5	5	4	4
Total cash and cash equivalents, investments, and funds held for customers	$1,347	$1,348	$1,896	$1,898

We use the specific identification method to compute gains and losses on investments. We include realized gains and losses on our available-for-sale debt securities in interest and other income, net in our statements of operations. Gross realized gains and losses on our available-for-sale debt securities for the three and six months ended January 31, 2012 and January 31, 2011 were not significant. We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income in the stockholders’ equity section of our balance sheets. Gross unrealized gains and losses on our available-for-sale debt securities at January 31, 2012 and July 31, 2011 were not significant.
We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held at January 31, 2012 were not other-than-temporarily impaired. Unrealized losses at January 31, 2012 were not significant and were due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. We do not intend to sell these investments and it is not more likely than not that we will be required to sell them before recovery at par, which may be at maturity.
The following table summarizes our available-for-sale debt securities classified by the stated maturity date of the security at the dates indicated.

	January 31, 2012		July 31, 2011
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$299	$299	$267	$267
Due within two years	313	314	323	324
Due within three years	171	171	190	191
Due after three years	127	127	151	151
Total available-for-sale debt securities	$910	$911	$931	$933

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
Unsecured Revolving Credit Facility
On March 22, 2007 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that was due to expire on March 22, 2012. We terminated this agreement as of February 17, 2012. Advances under the credit facility would have accrued interest at rates that were equal to, at our election, either Citibank’s base rate or the London InterBank Offered Rate (LIBOR) plus a margin that ranged from 0.18% to 0.575% based on our senior debt credit ratings. The agreement included covenants that required us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 and a ratio of annual EBITDA to interest payable of not less than 3.00 to 1.00. We were in compliance with these covenants at January 31, 2012. We did not borrow under this credit facility.
On February 17, 2012 we entered into a new agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on February 17, 2017. Advances under the credit facility will accrue interest at rates that are equal to, at our election, either JP Morgan's alternate base rate plus a margin that ranges from 0% to 0.5% or LIBOR plus a margin that ranges from 0.9% to 1.5%. Actual margins under either election will be based on our senior debt credit ratings. The agreement includes covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 and a ratio of annual EBITDA to interest payable of not less than 3.00 to 1.00. We may use amounts borrowed under this credit facility for general corporate purposes, including future acquisitions.
Other Current Liabilities
Other current liabilities were as follows at the dates indicated:

(In millions)	January 31, 2012	July 31, 2011
Reserve for product returns	$86	$20
Reserve for rebates	50	11
Current portion of license fee payable	10	10
Current portion of deferred rent	7	7
Interest payable	21	21
Executive deferred compensation plan liabilities	52	50
Other	32	22
Total other current liabilities	$258	$141

The balances of several of our other current liabilities, particularly our reserves for product returns and rebates, are affected by the seasonality of our business. See Note 1, “Seasonality.”

5.	Long-Term Obligations
Long-Term Debt
On March 12, 2007 we issued $500 million of 5.40% senior unsecured notes due on March 15, 2012 and $500 million of 5.75% senior unsecured notes due on March 15, 2017 (together, the Notes), for a total principal amount of $1 billion. We carried the Notes at face value less the unamortized discount in current portion of long-term debt and long-term debt on our balance sheets at January 31, 2012 and July 31, 2011. The Notes are redeemable by Intuit at any time, subject to a make-whole premium. The Notes include covenants that limit our ability to grant liens on our facilities and to enter into sale and leaseback transactions, subject to significant allowances. We paid $28 million in cash for interest on the Notes during the six months ended January 31, 2012 and January 31, 2011.

Other Long-Term Obligations
Other long-term obligations were as follows at the dates indicated:

(In millions)	January 31, 2012	July 31, 2011
Total license fee payable	$62	$60
Total deferred rent	53	52
Long-term deferred revenue	40	40
Long-term income tax liabilities	39	42
Long-term payables	10	12
Other	—	1
Total long-term obligations	204	207
Less current portion (included in other current liabilities)	(17)	(17)
Long-term obligations due after one year	$187	$190

6.	Income Taxes
Effective Tax Rate
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period. Our effective tax rate for the three months ended January 31, 2012 was approximately 34% and did not differ significantly from the federal statutory rate of 35%. The benefit we received from the domestic production activities deduction and the federal research and experimentation credit was substantially offset by state income taxes. Our effective tax rate for the three months ended January 31, 2011 was approximately 28%. Excluding discrete tax benefits primarily related to the retroactive reinstatement of the federal research and experimentation credit as described below, our effective tax rate for that quarter was approximately 36% and did not differ significantly from the federal statutory rate of 35%. State income taxes were substantially offset by the benefit we received from the domestic production activities deduction and the federal research and experimentation credit.
Our effective tax rate for the six months ended January 31, 2012 was approximately 33% and did not differ significantly from the federal statutory rate of 35%. The benefit we received from the domestic production activities deduction and the federal research and experimentation credit were substantially offset by state income taxes. We recorded a $12 million tax benefit on a pre-tax loss of $9 million for the six months ended January 31, 2011. Excluding discrete tax benefits primarily related to the retroactive reinstatement of the federal research and experimentation credit as described below, our effective tax rate for that period was approximately 36% and did not differ significantly from the statutory rate of 35%. State income taxes were substantially offset by the benefit we received from the domestic production activities deduction and the federal research and experimentation credit.
The decreases in the effective tax rates for the three and six months ended January 31, 2012 compared with the effective tax rates excluding discrete tax benefits for the three and six months ended January 31, 2011 were primarily related to the decrease in the California tax rate after the adoption of single sales factor apportionment effective August 1, 2011.
In December 2010 the Tax Relief, Unemployment Insurance Reauthorization, and Jobs Creation Act of 2010 was signed into law. The Act included a reinstatement of the federal research and experimentation credit through December 31, 2011 that was retroactive to January 1, 2010. We recorded a discrete tax benefit of approximately $9 million for the retroactive amount related to fiscal 2010 and the first quarter of fiscal 2011 during the three months ended January 31, 2011.
Unrecognized Tax Benefits and Other Considerations
The total amount of our unrecognized tax benefits at July 31, 2011 was $41 million. Net of related deferred tax assets, unrecognized tax benefits were $35 million at that date. If we were to recognize these net benefits, our income tax expense would reflect a favorable net impact of $35 million. There were no material changes to these amounts during the six months ended January 31, 2012. We do not believe that it is reasonably possible that there will be a significant increase or decrease in our unrecognized tax benefits over the next 12 months.

7.	Stockholders’ Equity
Stock Repurchase Programs
Intuit’s Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. We repurchased 11.4 million shares for $586 million under these programs during the six months ended January 31, 2012 and 18.5 million shares for $860 million under these programs during the six months ended January 31, 2011. At January 31, 2012, we had authorization from our Board of Directors to expend up to an additional $53 million for stock repurchases through August 16, 2013 and $2 billion for stock repurchases through August 15, 2014.
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
Dividends on Common Stock
During the three months ended October 31, 2011 and January 31, 2012 we declared and paid quarterly cash dividends of $0.15 per share that totaled approximately $45 million and $44 million. In February 2012 our Board of Directors declared a quarterly cash dividend of $0.15 per share of outstanding common stock payable on April 18, 2012 to stockholders of record at the close of business on April 10, 2012. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.
Share-Based Compensation Expense
The following table summarizes the total share-based compensation expense that we recorded for the periods shown.

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	January 31, 2012	January 31, 2011	January 31, 2012	January 31, 2011
Cost of revenue	$2	$2	$3	$3
Selling and marketing	15	12	29	21
Research and development	14	12	26	25
General and administrative	12	12	25	24
Total share-based compensation expense	43	38	83	73
Income tax benefit	(14)	(13)	(27)	(25)
Decrease in net income	$29	$25	$56	$48
Decrease in net income per share:
Basic	$0.10	$0.08	$0.19	$0.15
Diluted	$0.09	$0.08	$0.18	$0.15

Stock Option Activity and Related Share-Based Compensation Expense
A summary of activity under all share-based compensation plans for the six months ended January 31, 2012 was as follows:

		Options Outstanding
(Shares in thousands)	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price Per Share
Balance at July 31, 2011	30,716	22,679	$32.38
Options granted	(238)	238	48.09
Restricted stock units granted (2)	(965)	—	—
Options exercised	—	(4,051)	28.19
Options canceled or expired (1)	264	(267)	36.45
Restricted stock units forfeited (1)(2)	868	—	—
Balance at January 31, 2012	30,645	18,599	$33.44

Exercisable at January 31, 2012		11,956	$29.64
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

At January 31, 2012, there was approximately $51 million of unrecognized compensation cost related to non-vested stock options that we expect to recognize as expense in the future. We will adjust unrecognized compensation cost for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 1.8 years.
Restricted Stock Unit Activity and Related Share-Based Compensation Expense
A summary of restricted stock unit activity for the six months ended January 31, 2012 was as follows:

	Restricted Stock Units
(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at July 31, 2011	11,055	$37.92
Granted	419	46.57
Vested	(1,678)	32.79
Forfeited	(377)	37.42
Nonvested at January 31, 2012	9,419	$39.24

At January 31, 2012, there was approximately $188 million of unrecognized compensation cost related to non-vested RSUs and restricted stock that we expect to recognize as expense in the future. We will adjust unrecognized compensation cost for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average vesting period of 2.1 years.

8.	Litigation
On January 13, 2012, two putative class actions were filed against Intuit Inc. in connection with our TurboTax income tax preparation software: Smith v. Intuit Inc. (U.S. District Court, Northern District of California) and Quildon v. Intuit Inc. (California Superior Court, Santa Clara County). The plaintiffs in both cases assert that our refund processing service fees are “refund anticipation loans” and our disclosures about those fees do not comply with California and federal laws. The Smith case was brought in federal court on behalf of a proposed nationwide class and subclasses; the Quildon case was brought in state court on behalf of a proposed California class and subclasses. Otherwise the two complaints are substantively identical. In each case the plaintiffs seek monetary relief (including restitution, statutory damages, treble damages, and interest) in an unspecified amount, as well as attorneys' fees and costs. On February 22, 2012, Intuit removed the Quildon case to federal court. Intuit has not yet responded substantively to either complaint. We believe we have meritorious defenses to the claims asserted in these actions and intend to defend vigorously against them. We believe that liabilities associated with these cases, while possible, are not probable, and therefore we have not recorded any accrual for them as of January 31, 2012. Further, any possible range of loss cannot be reasonably estimated at this time.
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

The following table shows our financial results by reportable segment for the periods indicated.

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2012	January 31, 2011	January 31, 2012	January 31, 2011
Net revenue:
Financial Management Solutions	$199	$187	$367	$341
Employee Management Solutions	128	116	249	223
Payment Solutions	99	85	193	165
Consumer Tax	295	205	336	234
Accounting Professionals	131	122	158	147
Financial Services	92	84	181	165
Other Businesses	75	79	129	135
Total net revenue	$1,019	$878	$1,613	$1,410

Operating income:
Financial Management Solutions	$67	$60	$109	$93
Employee Management Solutions	72	63	147	127
Payment Solutions	23	12	47	24
Consumer Tax	114	53	86	24
Accounting Professionals	81	70	67	54
Financial Services	25	22	43	37
Other Businesses	12	16	9	17
Total segment operating income	394	296	508	376
Unallocated corporate items:
Share-based compensation expense	(43)	(38)	(83)	(73)
Other common expenses	(145)	(131)	(288)	(265)
Amortization of acquired technology	(4)	(5)	(8)	(9)
Amortization of other acquired intangible assets	(10)	(11)	(31)	(22)
Total unallocated corporate items	(202)	(185)	(410)	(369)
Total operating income	$192	$111	$98	$7

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

Executive Overview
This overview provides a high level discussion of our operating results and some of the trends that affect our business. We believe that an understanding of these trends is important in order to understand our financial results for the first six months of fiscal 2012 as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Quarterly Report on Form 10-Q.
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

•
Our Accounting Professionals segment includes Lacerte, ProSeries and Intuit Tax Online (formerly ProLine Tax Online) professional tax products and services. This segment also includes QuickBooks Premier Accountant Edition and the QuickBooks ProAdvisor Program for accounting professionals.

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
Overview of Financial Results
Total net revenue for the first six months of fiscal 2012 was $1.6 billion, an increase of 14% compared with the same period of fiscal 2011. Our Consumer Tax segment and our Our Small Business Group were the key drivers of revenue growth in the first half of fiscal 2012. Revenue in our Consumer Tax segment increased 43% compared with the same period a year ago due to 39% growth in TurboTax Online federal units. These results include the impact of last year's delay in the Internal Revenue Service's acceptance of certain electronically filed tax returns, which contributed to a shift in Consumer Tax revenue from the second quarter of fiscal 2011 to the third quarter of fiscal 2011. Revenue in our Small Business Group grew 11% compared with the same period a year ago due to growth in connected services offerings and improved offering mix. Operating income increased to $98 million in the first six months of fiscal 2012 from $7 million in the same period of fiscal 2011 due to higher revenue partially offset by higher costs and expenses, including higher spending for staffing expenses and share-based compensation expenses. Net income increased to $54 million in the first six months of fiscal 2012 from $3 million in the same period of fiscal 2011. Our effective tax rate for the first half of fiscal 2012 was approximately 33%. Including certain discrete tax benefits, we recorded a tax benefit of $12 million on a pre-tax loss of $9 million in the first half of fiscal 2011. Diluted net income per share for the first six months of fiscal 2012 increased to $0.18 from $0.01 in the same period of fiscal 2011 as a result of the higher net income and the decline in weighted average diluted common shares compared with the same period of fiscal 2011.
We ended the first six months of fiscal 2012 with cash, cash equivalents and investments totaling $1.0 billion. In the first six months of fiscal 2012 we generated cash from operations and from the issuance of common stock under employee stock plans. During the same period we used cash for the repurchase of shares of our common stock under our stock repurchase programs, for the payment of cash dividends, and for capital expenditures. At January 31, 2012, we had authorization from our Board of Directors to expend up to an additional $53 million for stock repurchases through August 16, 2013 and $2 billion for stock repurchases through August 15, 2014.

Critical Accounting Policies and Estimates
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2011 have the greatest potential impact on our financial statements, so we consider them to be our critical accounting policies and estimates. We believe that there were no significant changes in those critical accounting policies and estimates during the first six months of fiscal 2012. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Quarterly Report on Form 10-Q with the Audit and Risk Committee of our Board of Directors.

Results of Operations
Financial Overview

(Dollars in millions, except per share amounts)	Q2 FY12	Q2 FY11	$ Change	% Change	YTD Q2 FY12	YTD Q2 FY11	$ Change	% Change
Total net revenue	$1,019	$878	$141	16%	$1,613	$1,410	$203	14%
Operating income	192	111	81	73%	98	7	91	1,300%
Net income	118	73	45	62%	54	3	51	1,700%
Diluted net income per share	$0.39	$0.23	$0.16	70%	$0.18	$0.01	$0.17	1,700%

Current Fiscal Quarter
Total net revenue increased $141 million or 16% in the second quarter of fiscal 2012 compared with the same quarter of fiscal 2011. In our Small Business Group, revenue was up 9%. Financial Management Solutions segment revenue increased 6% due to growth in QuickBooks Online and QuickBooks Enterprise revenue. Employee Management Solutions segment revenue increased 9% due to favorable offering mix, improved customer adoption of payroll direct deposit services, and price increases for desktop payroll customers. Payment Solutions segment revenue increased 17% due to fee structure changes and growth in the merchant customer base. In our Consumer Tax segment, revenue increased 44% due to growth in TurboTax Online federal units. These results include the impact of last year's delay in the Internal Revenue Service's acceptance of certain electronically filed tax returns, which contributed to a shift in Consumer Tax revenue from the second quarter of fiscal 2011 to the third quarter of fiscal 2011. Accounting Professionals segment revenue increased 8% due to price increases in our professional tax business and higher QuickBooks Premier Accountant Edition and ProAdvisor Program revenue. Financial Services segment revenue increased 9% due to growth in mobile banking revenue and, to a lesser extent, to higher bill-pay revenue. Other Businesses segment revenue decreased 5% due to lower Quicken revenue partially offset by growth in global revenue.
Operating income increased 73% in the second quarter of fiscal 2012 compared with the same quarter of fiscal 2011 due to the increase in revenue described above partially offset by higher operating expenses. Total operating expenses were $30 million higher in the fiscal 2012 quarter due to higher staffing expenses. See "Operating Expenses” later in this Item 2 for more information.
Net income increased 62% in the second quarter of fiscal 2012 compared with the same quarter of fiscal 2011. Our effective tax rate for the second quarter of fiscal 2012 was approximately 34%. Including certain discrete tax benefits, our effective tax rate for the second quarter of fiscal 2011 was approximately 28%. See "Income Taxes" later in this Item 2 for more information about our effective tax rates for these periods. Diluted net income per share for the second quarter of fiscal 2012 increased 70% to $0.39 as a result of the higher net income and the decline in weighted average diluted common shares compared with the same quarter of fiscal 2011.
Fiscal Year to Date
Total net revenue increased $203 million or 14% in the first six months of fiscal 2012 compared with the same period of fiscal 2011. In our Small Business Group, revenue was up 11%. Financial Management Solutions segment revenue increased 7% due to growth in QuickBooks Online and QuickBooks Enterprise revenue. Employee Management Solutions segment revenue increased 11% due to favorable offering mix, improved customer adoption of payroll direct deposit services, and price increases for desktop payroll customers. Payment Solutions segment revenue increased 18% due to fee structure changes and growth in the merchant customer base. In our Consumer Tax segment, revenue increased 43% due to 39% growth in TurboTax Online federal units. These results include the impact of last year's delay in the Internal Revenue Service's acceptance of certain electronically filed tax returns, which contributed to a shift in Consumer Tax revenue from the second quarter of fiscal 2011 to the third quarter of fiscal 2011. Accounting Professionals segment revenue grew 8% due to price increases in our professional tax business and higher QuickBooks Premier Accountant Edition and ProAdvisor Program revenue. Financial Services segment revenue increased 9% due to growth in mobile banking revenue and, to a lesser extent, to higher bill-pay revenue. Other Businesses segment revenue decreased 4% due to lower Quicken revenue partially offset by growth in global revenue.
Operating income increased to $98 million in the first six months of fiscal 2012 from $7 million in the same period of fiscal 2011 due to the increase in revenue described above partially offset by higher operating expenses. Total operating expenses were $69 million higher in the fiscal 2012 period, including about $51 million for higher staffing expense and about $10 million for higher share-based compensation expenses. See "Operating Expenses” later in this Item 2 for more information.

Net income increased to $54 million in the first six months of fiscal 2012 from $3 million in the same period of fiscal 2011. Our effective tax rate for the first half of fiscal 2012 was approximately 33%. Including certain discrete tax benefits, we recorded a tax benefit of $12 million on a pre-tax loss of $9 million in the first half of fiscal 2011. See "Income Taxes" later in this Item 2 for more information about our effective tax rates for these periods. Diluted net income per share for the first six months of fiscal 2012 increased to $0.18 from $0.01 in the same period of fiscal 2011 as a result of the higher net income and the decline in weighted average diluted common shares compared with the same period of fiscal 2011.
Business Segment Results
The information below is organized in accordance with our seven reportable business segments. All of our business segments except Other Businesses operate primarily in the United States and sell primarily to customers in the United States. International total net revenue was less than 5% of consolidated total net revenue for all periods presented.
Segment operating income or loss is segment net revenue less segment cost of revenue and operating expenses. See “Executive Overview — Seasonality and Trends” earlier in this Item 2 for a description of the seasonality of our business. Segment expenses do not include certain costs, such as corporate selling and marketing, product development, and general and administrative expenses and share-based compensation expenses, which are not allocated to specific segments. These unallocated costs totaled $371 million in the first six months of fiscal 2012 and $338 million in the first six months of fiscal 2011. Unallocated costs increased in the fiscal 2012 period due to increases in corporate product development and selling and marketing expenses in support of the growth of our businesses, and to a lesser extent to increases in share-based compensation expense.
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
Financial Management Solutions

(Dollars in millions)	Q2 FY12	Q2 FY11	% Change	YTD Q2 FY12	YTD Q2 FY11	% Change
Product revenue	$116	$115		$205	$199
Service and other revenue	83	72		162	142
Total segment revenue	$199	$187	6%	$367	$341	7%
% of total revenue	19%	21%		23%	24%

Segment operating income	$67	$60	12%	$109	$93	18%
% of related revenue	34%	32%		30%	27%

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
FMS total net revenue increased $12 million or 6% in the second quarter of fiscal 2012 compared with the same quarter of fiscal 2011 and increased $26 million or 7% in the first six months of fiscal 2012 compared with the same period of fiscal 2011. Strong growth in QuickBooks Online and QuickBooks Enterprise revenue drove higher average selling prices for QuickBooks offerings overall. Total QuickBooks software units increased 2% in the first half of fiscal 2012.
FMS segment operating income as a percentage of related revenue increased to 34% in the second quarter of fiscal 2012 from 32% in the same quarter of fiscal 2011 and increased to 30% in the first six months of fiscal 2012 from 27% in the same period of fiscal 2011. Operating income increased in the first six months of fiscal 2012 due to the increase in revenue described above and about $14 million in lower expenses for advertising and other marketing programs, partially offset by about $10 million for higher staffing expenses.

Employee Management Solutions

(Dollars in millions)	Q2 FY12	Q2 FY11	% Change	YTD Q2 FY12	YTD Q2 FY11	% Change
Product revenue	$69	$64		$137	$127
Service and other revenue	59	52		112	96
Total segment revenue	$128	$116	9%	$249	$223	11%
% of total revenue	13%	13%		15%	16%

Segment operating income	$72	$63	14%	$147	$127	15%
% of related revenue	57%	54%		59%	57%

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
EMS total net revenue increased $12 million or 9% in the second quarter of fiscal 2012 compared with the same quarter of fiscal 2011 and increased $26 million or 11% in the first six months of fiscal 2012 compared with the same period of fiscal 2011. Revenue was higher in the fiscal 2012 periods due to more customers choosing our Enhanced desktop payroll and online payroll solutions, improved customer adoption of payroll direct deposit services, and price increases for desktop payroll customers. At January 31, 2012, total payroll customers were up 2% while online payroll customers were up 22% compared with January 31, 2011.
EMS segment operating income as a percentage of related revenue increased to 57% in the second quarter of fiscal 2012 from 54% in the same quarter of fiscal 2011 and increased to 59% in the first six months of fiscal 2012 from 57% in the same period of fiscal 2011. The increases in revenue described above were partially offset by higher staffing expenses associated with higher headcount.
Payment Solutions

(Dollars in millions)	Q2 FY12	Q2 FY11	% Change	YTD Q2 FY12	YTD Q2 FY11	% Change
Product revenue	$6	$8		$12	$16
Service and other revenue	93	77		181	149
Total segment revenue	$99	$85	17%	$193	$165	18%
% of total revenue	10%	10%		12%	12%

Segment operating income	$23	$12	84%	$47	$24	87%
% of related revenue	23%	15%		24%	15%

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
Payment Solutions total net revenue increased $14 million or 17% in the second quarter of fiscal 2012 compared with the same quarter of fiscal 2011 and increased $28 million or 18% in the first six months of fiscal 2012 compared with the same period of fiscal 2011. Higher revenue in these periods was driven by fee structure changes and 11% growth in the merchant customer base.

Payment Solutions segment operating income as a percentage of related revenue increased to 23% in the second quarter of fiscal 2012 from 15% in the same quarter of fiscal 2011 and increased to 24% in the first six months of fiscal 2012 from 15% in the same period of fiscal 2011. Segment operating income was higher in these periods due to the increase in revenue described above, lower agent fees in cost of revenue, and relatively stable operating expenses.
Consumer Tax

(Dollars in millions)	Q2 FY12	Q2 FY11	% Change	YTD Q2 FY12	YTD Q2 FY11	% Change
Product revenue	$63	$77		$74	$86
Service and other revenue	232	128		262	148
Total segment revenue	$295	$205	44%	$336	$234	43%
% of total revenue	29%	23%		21%	17%

Segment operating income	$114	$53	114%	$86	$24	261%
% of related revenue	38%	26%		25%	10%

Consumer Tax product revenue is derived primarily from TurboTax federal and state consumer and small business desktop tax return preparation software. Consumer Tax service and other revenue is derived primarily from TurboTax Online tax return preparation services and electronic tax filing services. Due to the seasonal nature of our Consumer Tax business, we will not have substantially complete results for the 2011 tax season until the third quarter of fiscal 2012.
Consumer Tax segment revenue increased $102 million or 43% in the first six months of fiscal 2012 compared with the same period of fiscal 2011 due to 39% growth in TurboTax Online federal units. These results include the impact of last year's delay in the Internal Revenue Service's acceptance of certain electronically filed tax returns, which contributed to a shift in Consumer Tax revenue from the second quarter of fiscal 2011 to the third quarter of fiscal 2011.
Consumer Tax segment operating income as a percentage of related revenue increased to 25% in the first six months of fiscal 2012 from 10% in the same period of fiscal 2011 due to the increase in revenue described above partially offset by about $13 million for higher staffing expenses and about $10 million in higher expenses for advertising and other marketing programs.
Accounting Professionals

(Dollars in millions)	Q2 FY12	Q2 FY11	% Change	YTD Q2 FY12	YTD Q2 FY11	% Change
Product revenue	$126	$117		$149	$137
Service and other revenue	5	5		9	10
Total segment revenue	$131	$122	8%	$158	$147	8%
% of total revenue	13%	14%		10%	10%

Segment operating income	$81	$70	16%	$67	$54	25%
% of related revenue	61%	57%		42%	37%

Accounting Professionals product revenue is derived primarily from Lacerte and ProSeries professional tax preparation software products and from QuickBooks Premier Accountant Edition and ProAdvisor Program for professional accountants. Accounting Professionals service and other revenue is derived primarily from Intuit Tax Online (formerly ProLine Tax Online) tax return preparation services, electronic tax filing services, bank product transmission services and training services. Due to the seasonal nature of our Accounting Professionals business, we will not have substantially complete results for the 2011 tax season until the third quarter of fiscal 2012.
Accounting Professionals total net revenue increased $11 million or 8% in the first six months of fiscal 2012 compared with the same period of fiscal 2011. Revenue was higher in the fiscal 2012 period due to price increases in our professional tax business, and higher QuickBooks Premier Accountant Edition and ProAdvisor Program revenue.

Accounting Professionals segment operating income as a percentage of related revenue increased to 42% in the first six months of fiscal 2012 from 37% in the same period of fiscal 2011 due to the increase in revenue described and relatively stable operating expenses.
Financial Services

(Dollars in millions)	Q2 FY12	Q2 FY11	% Change	YTD Q2 FY12	YTD Q2 FY11	% Change
Product revenue	$—	$—		$—	$—
Service and other revenue	92	84		181	165
Total segment revenue	$92	$84	9%	$181	$165	9%
% of total revenue	9%	10%		11%	12%

Segment operating income	$25	$22	16%	$43	$37	18%
% of related revenue	28%	26%		24%	22%

Financial Services service and other revenue is derived primarily from outsourced online banking solutions that are hosted in our data centers and delivered as on-demand service offerings to banks and credit unions. Financial Services service and other revenue also includes fees for implementation services.
Financial Services total net revenue increased $8 million or 9% in the second quarter of fiscal 2012 compared with the same quarter of fiscal 2011 and increased $16 million or 9% in the first six months of fiscal 2012 compared with the same period of fiscal 2011, driven by higher mobile banking revenue and, to a lesser extent, by higher bill-pay revenue. Mobile banking end users have nearly tripled over the past year, to more than 1.6 million. Bill-pay revenue grew due to a 9% increase in bill-pay end users and higher transaction volumes for the first six months of fiscal 2012.
Financial Services segment operating income as a percentage of related revenue increased to 28% in the second quarter of fiscal 2012 from 26% in the second quarter of fiscal 2011 and increased to 24% in the first six months of fiscal 2012 from 22% in the same period of fiscal 2011. Segment operating income as a percentage of related revenue increased in both periods due to the increases in revenue described above and slightly lower staffing expenses associated with lower headcount, partially offset by higher data center hosting expenses.
Other Businesses

(Dollars in millions)	Q2 FY12	Q2 FY11	% Change	YTD Q2 FY12	YTD Q2 FY11	% Change
Product revenue	$39	$49		$64	$81
Service and other revenue	36	30		65	54
Total segment revenue	$75	$79	(5)%	$129	$135	(4)%
% of total revenue	7%	9%		8%	9%

Segment operating income	$12	$16	(23)%	$9	$17	(44)%
% of related revenue	16%	20%		7%	12%

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

Other Businesses total net revenue decreased $4 million or 5% in the second quarter of fiscal 2012 compared with the same quarter of fiscal 2011 and decreased $6 million or 4% in the first six months of fiscal 2012 compared with the same period of fiscal 2011. In the first half of fiscal 2012 Quicken revenue was lower due to a decline in Quicken units, partially offset by higher international revenue.
Other Businesses segment operating income as a percentage of related revenue decreased to 16% in the second quarter of fiscal 2012 from 20% in the same quarter of fiscal 2011 and decreased to 7% in the first six months of fiscal 2012 from 12% in the same period of fiscal 2011 as a result of lower fiscal 2012 revenue as described above and higher costs and expenses associated with our continued investment in our healthcare business and in emerging market opportunities.

Cost of Revenue

(Dollars in millions)	Q2 FY12	% of Related Revenue	Q2 FY11	% of Related Revenue	YTD Q2 FY12	% of Related Revenue	YTD Q2 FY11	% of Related Revenue
Cost of product revenue	$52	12%	$46	11%	$84	13%	$78	12%
Cost of service and other revenue	154	26%	129	29%	290	30%	252	33%
Amortization of acquired technology	4	n/a	5	n/a	8	n/a	9	n/a
Total cost of revenue	$210	21%	$180	21%	$382	24%	$339	24%

Cost of service and other revenue as a percentage of service and other revenue decreased in the second quarter and first six months of fiscal 2012 compared with the same periods of fiscal 2011 due to lower agent fees in our Payment Solutions business and to higher online tax return preparation and electronic filing revenue, which has relatively lower costs of revenue compared with our other service offerings, in our Consumer Tax segment.

Operating Expenses

(Dollars in millions)	Q2 FY12	% of Total Net Revenue	Q2 FY11	% of Total Net Revenue	YTD Q2 FY12	% of Total Net Revenue	YTD Q2 FY11	% of Total Net Revenue
Selling and marketing	$344	34%	$330	38%	$580	36%	$550	39%
Research and development	168	17%	158	18%	335	21%	314	22%
General and administrative	95	9%	88	10%	187	11%	178	13%
Amortization of other acquired intangible assets	10	1%	11	1%	31	2%	22	1%
Total operating expenses	$617	61%	$587	67%	$1,133	70%	$1,064	75%

Current Fiscal Quarter
Total operating expenses as a percentage of total net revenue decreased to 61% in the second quarter of fiscal 2012 from 67% in the same quarter of fiscal 2011. Revenue grew $141 million while total operating expenses increased $30 million in the fiscal 2012 quarter due to higher staffing expenses.

Fiscal Year to Date
Total operating expenses as a percentage of total net revenue decreased to 70% in the first six months of fiscal 2012 from 75% in the same period of fiscal 2011. Revenue grew $203 million while total operating expenses increased $69 million in the fiscal 2012 period. Total operating expenses increased about $51 million for higher staffing expenses and about $10 million for higher share-based compensation expense. Share-based compensation expense increased because the market price of our common stock was higher at the time of our broad-based July 2011 grants of stock options and restricted stock units compared with the prior fiscal year.

Non-Operating Income and Expenses
Interest Expense
Interest expense of $31 million for the first six months of fiscal 2012 and $30 million for the first six months of fiscal 2011 consisted primarily of interest on $1 billion in senior notes that we issued in March 2007. See Note 5 to the financial statements in Part I, Item 1 of this report for more information.
Interest and Other Income, Net

	Three Months Ended		Six Months Ended
(In millions)	January 31, 2012	January 31, 2011	January 31, 2012	January 31, 2011
Interest income	$2	$3	$4	$6
Net gains (losses) on executive deferred compensation plan assets	1	2	(1)	5
Gain on disposition of stock warrants	—	—	10	—
Other	—	1	1	3
Total interest and other income, net	$3	$6	$14	$14

Interest and other income, net consists primarily of interest income and net gains on executive deferred compensation plan assets. Slightly lower average invested balances and lower interest rates resulted in lower interest income in the first six months of fiscal 2012 compared with the same period of fiscal 2011. In accordance with authoritative guidance, we record gains and losses associated with executive deferred compensation plan assets in interest and other income and gains and losses associated with the related liabilities in operating expenses. The amounts recorded in operating expenses generally offset the amounts recorded in interest and other income. In connection with our acquisition of Digital Insight Corporation in fiscal 2007, we acquired stock warrants for a privately held company. During the first quarter of fiscal 2012 that company was acquired and we recorded a gain of approximately $10 million on the disposition of the warrants.
Income Taxes
We compute our provision for or benefit from income taxes by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period. Our effective tax rate for the second quarter of fiscal 2012 was approximately 34% and did not differ significantly from the federal statutory rate of 35%. The benefit we received from the domestic production activities deduction and the federal research and experimentation credit was substantially offset by state income taxes. Our effective tax rate for the second quarter of fiscal 2011 was approximately 28%. Excluding discrete tax benefits primarily related to the retroactive reinstatement of the federal research and experimentation credit as described below, our effective tax rate for that quarter was approximately 36% and did not differ significantly from the federal statutory rate of 35%. State income taxes were substantially offset by the benefit we received from the domestic production activities deduction and the federal research and experimentation credit.
Our effective tax rate for the first six months of fiscal 2012 was approximately 33% and did not differ significantly from the federal statutory rate of 35%. The benefit we received from the domestic production activities deduction and the federal research and experimentation credit was substantially offset by state income taxes. We recorded a $12 million tax benefit on a pre-tax loss of $9 million for the first six months of fiscal 2011. Excluding discrete tax benefits primarily related to the retroactive reinstatement of the federal research and experimentation credit as described below, our effective tax rate for that period was approximately 36% and did not differ significantly from the statutory rate of 35%. State income taxes were substantially offset by the benefit we received from the domestic production activities deduction and the federal research and experimentation credit.
The decreases in the effective tax rates for the second quarter and first six months of fiscal 2012 compared with the effective tax rates excluding discrete tax benefits for the same periods of fiscal 2011 were primarily related to the decrease in the California tax rate after the adoption of single sales factor apportionment effective August 1, 2011.
In December 2010 the Tax Relief, Unemployment Insurance Reauthorization, and Jobs Creation Act of 2010 was signed into law. The Act included a reinstatement of the federal research and experimentation credit through December 31, 2011 that was retroactive to January 1, 2010. We recorded a discrete tax benefit of approximately $9 million for the retroactive amount related to fiscal 2010 and the first quarter of fiscal 2011 during the second quarter of fiscal 2011.

Liquidity and Capital Resources
Overview
At January 31, 2012, our cash, cash equivalents and investments totaled $1.0 billion, a decrease of $462 million from July 31, 2011 due to the factors noted under “Statements of Cash Flows” below. Our primary source of liquidity has been cash from operations, which entails the collection of accounts receivable for products and services. Our primary uses of cash have been for research and development programs, selling and marketing activities, capital projects, acquisitions of businesses, debt service costs, repurchases of our common stock and the payment of cash dividends.
In March 2007 we issued five-year and ten-year senior unsecured notes totaling $1 billion. We will pay off the five-year notes when they become due in March 2012 using operating cash. See “Contractual Obligations — Commitments for Senior Unsecured Notes” later in this Item 2 for more information. We also have a $500 million unsecured revolving line of credit facility that is described later in this Item 2. To date we have not borrowed under the facility.
The following table summarizes selected measures of our liquidity and capital resources at the dates indicated:

(Dollars in millions)	January 31, 2012	July 31, 2011	$ Change	% Change
Cash, cash equivalents and investments	$959	$1,421	$(462)	(33)%
Long-term investments	59	63	(4)	(6)%
Current portion of long-term debt	500	500	—	—%
Long-term debt	499	499	—	—%
Working capital	121	449	(328)	(73)%
Ratio of current assets to current liabilities	1.1 : 1	1.2 : 1

Auction Rate Securities
At January 31, 2012, we held a total of $54 million in municipal auction rate securities that we classified as long-term investments on our balance sheet based on the maturities of the underlying securities. All of these securities are rated A or better by the major credit rating agencies and the majority of the securities are collateralized by student loans guaranteed by the U.S. Department of Education or private insurers. Due to a decrease in liquidity in the global credit markets, in February 2008 auctions began failing for the municipal auction rate securities we held and in accordance with authoritative guidance we began estimating their fair value based on a discounted cash flow model that we prepared. Based on our expected operating cash flows and our other sources of cash, we do not believe that the reduction in liquidity of the municipal auction rate securities we held at January 31, 2012 will have a material impact on our overall ability to meet our liquidity needs.

Statements of Cash Flows
The following table summarizes selected items from our statements of cash flows for the first six months of fiscal 2012 and 2011. See the financial statements in Part I, Item 1 of this report for complete statements of cash flows for those periods.

	Six Months Ended
(Dollars in millions)	January 31, 2012	January 31, 2011	$ Change
Net cash provided by (used in):
Operating activities	$150	$47	$103
Investing activities	(65)	804	(869)
Financing activities	(526)	(632)	106
Effect of exchange rate changes on cash	(4)	—	(4)
Increase (decrease) in cash and cash equivalents	$(445)	$219	$(664)

Operating Activities
During the first six months of fiscal 2012 we generated $150 million in cash from our operations. This included net income of $54 million and adjustments for depreciation and amortization of $133 million and share-based compensation expense of $83 million, partially offset by the payment of fiscal 2011 accrued bonuses and other seasonal working capital needs.
During the first six months of fiscal 2011 we generated $47 million in cash from our operations. This included net income of $3 million and adjustments for depreciation and amortization of $117 million and share-based compensation expense of $73 million, partially offset by the payment of fiscal 2010 accrued bonuses and other seasonal working capital needs.
Investing Activities
We used $65 million in cash for investing activities during the first six months of fiscal 2012. We received $12 million in cash from net sales of investments and used $92 million in cash for capital expenditures.
Investing activities generated $804 million in cash during the first six months of fiscal 2011. We received $913 million in cash from net sales of investments and used $135 million in cash for capital expenditures.
Financing Activities
We used $526 million in cash for financing activities during the first six months of fiscal 2012. We used $586 million for the repurchase of common stock under our stock repurchase programs and $89 million for the payment of cash dividends on our common stock, partially offset by the receipt of $106 million in cash from the issuance of common stock under employee stock plans.
We used $632 million in cash for financing activities during the first six months of fiscal 2011, including $860 million for the repurchase of common stock under our stock repurchase programs partially offset by the receipt of $187 million in cash from the issuance of common stock under employee stock plans.
Stock Repurchase Programs
Our Board of Directors has authorized a series of common stock repurchase programs. Shares of common stock repurchased under these programs become treasury shares. During the first six months of fiscal 2012 and 2011 we repurchased 11.4 million and 18.5 million shares of our common stock for $586 million and $860 million under these programs. At January 31, 2012, we had authorization from our Board of Directors to expend up to an additional $53 million for stock repurchases through August 16, 2013 and $2 billion for stock repurchases through August 15, 2014.

Dividends on Common Stock
In the first and second quarters of fiscal 2012 we declared and paid quarterly cash dividends of $0.15 per share that totaled approximately $45 million and $44 million. In February 2012 our Board of Directors declared a quarterly cash dividend of $0.15 per share of outstanding common stock payable on April 18, 2012 to stockholders of record at the close of business on April 10, 2012. We currently expect to continue paying comparable cash dividends on a quarterly basis; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

Unsecured Revolving Credit Facility
On March 22, 2007 we entered into an agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that was due to expire on March 22, 2012. We terminated this agreement as of February 17, 2012. Advances under the credit facility would have accrued interest at rates that were equal to, at our election, either Citibank’s base rate or the London InterBank Offered Rate (LIBOR) plus a margin that ranged from 0.18% to 0.575% based on our senior debt credit ratings. The agreement included covenants that required us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 and a ratio of annual EBITDA to interest payable of not less than 3.00 to 1.00. We were in compliance with these covenants at January 31, 2012. We did not borrow under this credit facility.
On February 17, 2012 we entered into a new agreement with certain institutional lenders for a $500 million unsecured revolving credit facility that will expire on February 17, 2017. Advances under the credit facility will accrue interest at rates that are equal to, at our election, either JP Morgan's alternate base rate plus a margin that ranges from 0.0% to 0.50% or LIBOR plus a margin that ranges from 0.90% to 1.50%. Actual margins under either election will be based on our senior debt credit ratings. The agreement includes covenants that require us to maintain a ratio of total debt to annual earnings before interest, taxes, depreciation and amortization (EBITDA) of not greater than 3.25 to 1.00 and a ratio of annual EBITDA to interest payable of not less than 3.00 to 1.00. We may use amounts borrowed under this credit facility for general corporate purposes, including future acquisitions.
Liquidity and Capital Resource Requirements
Our cash, cash equivalents and investments totaled $1.0 billion at January 31, 2012. Of this amount, less than 10% was held by our foreign subsidiaries and subject to repatriation tax considerations. We intend to permanently reinvest a significant portion of our earnings from foreign operations, and we currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event that funds from foreign operations are needed to fund operations in the United States, if U.S. taxes have not been previously provided on the related earnings we would provide for and pay additional U.S. taxes at the time we change our intention with regard to the reinvestment of those earnings.
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

Off-Balance Sheet Arrangements
At January 31, 2012, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations
We presented our contractual obligations at July 31, 2011 in our Annual Report on Form 10-K for the fiscal year then ended. Except as discussed below, there have been no significant changes in those obligations during the first six months of fiscal 2012.
Commitments for Senior Unsecured Notes
On March 12, 2007 we issued $500 million of 5.40% senior unsecured notes due on March 15, 2012 (the 2012 Notes) and $500 million of 5.75% senior unsecured notes due on March 15, 2017 (the 2017 Notes) (together, the Notes). The Notes are redeemable by Intuit at any time, subject to a make-whole premium. Interest is payable semiannually on March 15 and September 15. At January 31, 2012, our maximum commitment for interest payments under the Notes was $171 million. We will pay off the 2012 Notes when they become due using operating cash.

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
Our investments consist of instruments that meet quality standards consistent with our investment policy. This policy specifies that, except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market funds, we diversify our investments by limiting our holdings with any individual issuer. We do not hold derivative financial instruments or European sovereign debt in our portfolio of investments. See Note 3 to the financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of the cost and fair value of our investments by type of issue.
Interest Rate Risk
Our cash equivalents and investments are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents and investments and the fair value of those investments. Should the Federal Reserve Target Rate increase by 25 basis points from the level of January 31, 2012, the value of our investments would decrease by approximately $2 million. Should the Federal Reserve Target Rate increase by 100 basis points from the level of January 31, 2012, the value of our investments would decrease by approximately $10 million.
We are also exposed to the impact of changes in interest rates as they affect the $500 million revolving credit facility that we secured in February 2012. Advances under the credit facility accrue interest at rates that are equal to JP Morgan's alternate base rate plus a margin that ranges from 0.0% to 0.50% or the London InterBank Offered Rate (LIBOR) plus a margin that ranges from 0.90% to 1.50%, in both cases based on our senior debt credit ratings. Consequently, our interest expense would fluctuate with changes in the general level of these interest rates if we were to borrow any amounts under the credit facility. No amounts are currently outstanding under the credit facility.
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
Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of January 31, 2012, we did not engage in foreign currency hedging activities.

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
We are subject to various legal proceedings, claims and regulatory inquiries that have arisen out of the ordinary conduct of our business and are not yet resolved and additional claims and inquiries may arise in the future. The number and significance of these claims and inquiries have increased as our businesses have evolved. Any proceedings, claims or inquiries initiated by or against us, whether successful or not, may be time consuming; result in costly litigation, damage awards, consent decrees, injunctive relief or increased costs of business; require us to change our business practices or products; require significant amounts of management time; result in diversion of significant operations resources; or otherwise harm of business and future financial results. For further information about specific litigation, see Part II, Item 1, “Legal Proceedings.”
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
Our acquisitions have resulted in significant expenses, including amortization and impairment of acquired technology and other acquired intangible assets, and impairment of goodwill. Total costs and expenses in these categories were approximately $91 million in fiscal 2011, $91 million in fiscal 2010, and $101 million in fiscal 2009. Although under current accounting rules goodwill is not amortized, we may incur impairment charges related to the goodwill already recorded and to goodwill arising out of future acquisitions. We test the impairment of goodwill annually in our fourth fiscal quarter or more frequently if indicators of impairment arise. The timing of the formal annual test may result in charges to our statement of operations in our fourth fiscal quarter that may not have been reasonably foreseen in prior periods. The total costs and expenses for fiscal 2011 included a goodwill and intangible asset impairment charge of $30 million for our Intuit Health reporting unit. We recorded the goodwill and intangible assets for that reporting unit on our balance sheet in May 2010 in connection with our acquisition of Medfusion, Inc. At January 31, 2012, we had $1.9 billion in goodwill and $134 million in net acquired intangible assets on our balance sheet, both of which may be subject to impairment charges in the future. New acquisitions, and any impairment of the value of acquired intangible assets, may have a significant negative impact on our future financial results.

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

ITEM 2
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
Stock repurchase activity during the three months ended January 31, 2012 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans
November 1, 2011 through November 30, 2011	2,100,000	$52.36	2,100,000	$2,275,516,100
December 1, 2011 through December 31, 2011	2,100,000	$52.94	2,100,000	$2,164,332,580
January 1, 2012 through January 31, 2012	2,000,000	$55.43	2,000,000	$2,053,478,060
Total	6,200,000	$53.55	6,200,000

Notes:

1.
All shares purchased as part of publicly announced plans during the three months ended January 31, 2012 were purchased under a plan we announced on August 19, 2010 under which we are authorized to repurchase up to $2 billion of our common stock from time to time over a three-year period ending on August 16, 2013. At January 31, 2012, authorization from our Board of Directors to expend up to $53 million remained available under that plan. On August 18, 2011 we announced a new stock repurchase program under which we are authorized to repurchase up to an additional $2 billion of our common stock from time to time over a three-year period ending on August 15, 2014.

ITEM 6
EXHIBITS
We have filed the following exhibits as part of this report:

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

10.01+	Second Amended and Restated Management Stock Purchase Program	X

10.02+	Intuit Inc. Director Grant Program	X

10.03+
Intuit Inc. Employee Stock Purchase Plan, as amended through January 19, 2012 (incorporated by reference to Exhibit 99.01 to the registration statement on Form S-8 (Registration No. 333-179110) filed by the registrant with the Securities and Exchange Commission on January 20, 2012)

X

10.04
Five Year Credit Agreement dated as of February 17, 2012, by and among Intuit Inc., the Lenders parties thereto, JPMorgan Chase Bank, N.A. as administrative agent, U.S. Bank National Association and Wells Fargo Bank, National Association, as co-syndication agents, and Union Bank, N.A. as documentation agent

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

INTUIT INC. (Registrant)
Date:	February 29, 2012	By:	/s/ R. NEIL WILLIAMS
R. Neil Williams
Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference

10.01+	Second Amended and Restated Management Stock Purchase Program	X

10.02+	Intuit Inc. Director Grant Program	X

10.03+
Intuit Inc. Employee Stock Purchase Plan, as amended through January 19, 2012 (incorporated by reference to Exhibit 99.01 to the registration statement on Form S-8 (Registration No. 333-179110) filed by the registrant with the Securities and Exchange Commission on January 20, 2012)

X

10.04
Five Year Credit Agreement dated as of February 17, 2012, by and among Intuit Inc., the Lenders parties thereto, JPMorgan Chase Bank, N.A. as administrative agent, U.S. Bank National Association and Wells Fargo Bank, National Association, as co-syndication agents, and Union Bank, N.A. as documentation agent

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